Form 10-Q
period 1993-12-31
KENNAMETAL INC
filed 1994-02-11
CIK 55242

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                          -----------------------


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1993


                       Commission file number 1-5318


                              KENNAMETAL INC.
          (Exact name of registrant as specified in its charter)


          PENNSYLVANIA                        25-0900168
  (State or other jurisdiction            (I.R.S. Employer
        of incorporation)               Identification Number)


                    ROUTE 981 AT WESTMORELAND COUNTY AIRPORT
                               P.O. BOX 231
                       LATROBE, PENNSYLVANIA  15650

            (Address of registrant's principal executive offices)


Registrant's telephone number, including area code:  (412) 539-5000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


     TITLE OF EACH CLASS                  OUTSTANDING AT JANUARY 31, 1994
     -------------------                  -------------------------------
Capital Stock, par value $1.25 per share             13,100,327

                         KENNAMETAL INC.
                           FORM 10-Q
               FOR QUARTER ENDED DECEMBER 31, 1993
               ------------------------------------

                       TABLE OF CONTENTS


PART 1.   FINANCIAL INFORMATION
- ---------------------------------

Item 1.   Financial Statements:

     Condensed Consolidated Balance Sheets (Unaudited)
          December 31, 1993 and June 30, 1993

     Condensed Consolidated Statements of Income (Unaudited)
          Three months and six months ended December 31, 1993 and 1992

     Condensed Consolidated Statements of Cash Flows (Unaudited)
          Six months ended December 31, 1993 and 1992

     Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


PART II.  OTHER INFORMATION
- -----------------------------

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
- -------------------------------------------------
(Dollars in thousands)

                                             December 31,      June 30,
                                                1993             1993
                                             -------------    ----------
ASSETS
- ------
Current Assets:
   Cash and equivalents                       $  15,946       $   4,149
   Accounts receivable, less allowance for
      doubtful accounts of $9,005 and $2,062    116,986          89,496
   Inventories                                  157,075         115,230
   Other current assets                          12,245             -
                                             -----------     -----------
   Total current assets                         302,252         208,875
                                             -----------     -----------

Property, plant and equipment                   475,886         402,428
   Less: accumulated depreciation              (218,811)       (210,123)
                                             -----------     -----------
   Net property, plant and equipment            257,075         192,305
                                             -----------     -----------
Other Assets:
   Investments in affiliated companies            5,033           4,819
   Intangible assets, less accumulated
      amortization of $14,416 and $12,368        58,654          29,766
   Other                                         27,127          12,498
                                             -----------     -----------
   Total other assets                            90,814          47,083

   Total assets                               $ 650,141       $ 448,263
                                             ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
   Current maturities of term debt
      and capital leases                      $  10,547       $   2,184
   Notes payable to banks                        40,409          20,553
   Accounts payable                              39,447          32,492
   Accrued vacation pay                          14,177          12,233
   Other                                         77,617          20,536
                                             -----------     -----------
   Total current liabilities                    182,197          87,998
                                             -----------     -----------

Term Debt and Capital Leases
   Less Current Maturities                       94,165          87,891
Deferred Income Taxes                            18,644          10,744
Other Liabilities                                53,482           6,489
                                             -----------     -----------
   Total liabilities                            348,488         193,122
                                             -----------     -----------
Minority Interest                                 4,645             -

Shareholders' Equity:
   Capital stock, $1.25 par value;
      30,000,000 shares authorized;
      14,684,829 shares issued                   18,356          15,891
   Preferred stock, 5,000,000 shares authorized
      and none issued                               -               -
   Additional paid-in capital                   100,373          28,135
   Retained earnings                            228,176         263,531
   Treasury shares, at cost (1,652,559 and
      1,754,744 shares)                         (42,793)        (44,974)
   Cumulative translation adjustments            (7,104)         (7,442)
                                             -----------     -----------
   Total shareholders' equity                   297,008         255,141
                                             -----------     -----------
   Total liabilities and shareholders' equity $ 650,141       $ 448,263
                                             ===========     ===========

See accompanying notes to condensed consolidated financial statements.


KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
- -------------------------------------------------------
(Dollars in thousands, except per share data)

                                            Three Months Ended             Six Months Ended
                                            ------------------             ----------------
                                               December 31,                  December 31,
                                            1993          1992             1993       1992
                                         ----------    ----------       ----------   ----------
NET SALES                                 $195,167      $140,697        $370,832     $289,527

COSTS AND EXPENSES:
   Cost of goods sold                      118,254        86,123         223,901      175,977
   Research and development                  3,958         3,824           7,590        7,557
   Marketing                                47,384        35,348          90,214       71,456
   General and administrative               15,615        10,568          29,672       21,535
   Interest expense                          3,603         2,407           7,687        4,818
   Amortization of intangibles               1,011           829           1,959        1,657
   Restructuring charge                        -             -            24,749          -
   Patent Settlement                           -          (1,738)            -         (1,738)
                                         ----------    ----------       ---------    ---------
Total costs and expenses                   189,825       137,361         385,772      281,262
                                         ----------    ----------       ---------    ---------

OTHER INCOME                                   580           142             957          238

INCOME (LOSS) BEFORE TAXES ON INCOME,
   MINORITY INTEREST AND CUMULATIVE EFFECT
   OF ACCOUNTING CHANGES                     5,922         3,478        (13,983)        8,503

PROVISION FOR INCOME TAXES                   2,000         1,400            500         3,400

MINORITY INTEREST IN LOSSES OF
   HERTEL AG                                   166           -              515           -
                                         ----------    ----------       ---------    ---------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGES                        4,088         2,078        (13,968)        5,103

CUMULATIVE EFFECT OF ACCOUNTING CHANGES,
   NET OF INCOME TAXES:
      POSTRETIREMENT BENEFITS                  -             -          (20,060)          -
      INCOME TAXES                             -             -            5,057           -
                                         ----------   -----------      ---------     ---------
NET INCOME (LOSS)                         $  4,088      $  2,078       $(28,971)     $  5,103
                                         ==========    ==========      =========     =========
PER SHARE DATA:

   Earnings (loss) before cumulative
   effect of accounting changes           $   0.35      $   0.19        $  (1.29)    $   0.47

   Cumulative effect of accounting changes:
      Postretirement benefits                  -             -             (1.83)         -
      Income taxes                             -             -              0.46          -
                                         ----------    ----------       ---------    ---------

   Earnings (loss) per share              $   0.35      $   0.19        $  (2.66)    $   0.47
                                         ==========    ==========       =========    =========

   Dividends per share                    $   0.29      $   0.29        $   0.58     $   0.58
                                         ==========    ==========       =========    =========

   Average shares outstanding
   (in thousands)                           11,533        10,834          11,292       10,824
                                         ==========    ==========       =========    =========

See accompanying notes to condensed consolidated financial statements.


KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
- -----------------------------------------------------------
(Dollars in thousands)

                                                          Six Months Ended
                                                          ----------------
                                                             December 31,
                                                           1993        1992
                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                     $(28,971)    $  5,103
   Adjustments for non-cash items                          37,803       15,841
   Changes in certain assets and liabilities                4,445       (9,522)
                                                         ---------    ---------
   Net cash flow from operating activities                 13,277       11,422
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment              (13,350)     (13,491)
   Purchase of Hertel AG, net of cash                     (19,226)         -
   Other                                                    3,165       (1,915)
                                                         ---------    ---------
   Net cash flow used for investing activities            (29,411)     (15,406)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in short-term debt                              3,132        7,432
   Increase (decrease) in term debt                          (664)       1,000
   Reduction in term debt                                 (45,736)      (4,093)
   Net proceeds from issuance of common stock              73,692          -
   Dividend reinvestment and employee stock plans           3,192        1,118
   Cash dividends paid to shareholders                     (6,385)      (6,274)
   Other                                                      -            750
                                                         ---------    ---------
   Net cash flow from (used for) financing activities      27,231          (67)
                                                         ---------    ---------
Effect of exchange rate changes on cash                       700         (150)
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS            11,797       (4,201)
Cash and equivalents, beginning                             4,149        9,007
                                                         ---------    ---------
Cash and equivalents, ending                             $ 15,946     $  4,806
                                                        ==========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                         $  6,591     $  5,186
   Income taxes paid                                     $  3,587     $ 11,745

See accompanying notes to condensed consolidated financial statements.


KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- ----------------------------------------------------------------

 1. The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the company's 1993 Annual Report. The condensed consolidated balance sheet as of June 30, 1993 has been derived from the audited balance sheet included in the company's 1993 Annual Report. These interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the six months ended December 31, 1993 are not necessarily indicative of the results to be expected for the full fiscal year.

2. Inventories are stated at lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for a significant portion of domestic inventories and the first-in, first-out (FIFO) method or average cost for other inventories. The company used the LIFO method of valuing its inventories for approximately 60 percent of total inventories at December 31, 1993. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on management's projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

 3. The major classes of inventory as of the balance sheet dates were as follows (dollars in thousands):

                                        December 31,      June 30,
                                           1993             1993
                                        -------------    ---------
     Finished goods                       $108,776       $ 97,365
     Work in process and powder blends      52,746         38,177
     Raw materials and supplies             21,520          8,803
                                         ----------     ----------
       Inventory at current cost           183,042        144,345
     Less LIFO valuation                   (25,967)       (29,115)
                                         ----------     ----------
       Total inventories                  $157,075       $115,230
                                         ==========     ==========

 4. In the ordinary course of business, there have been various legal proceedings brought against the company, including certain product liability cases. Since 1984, the company, along with varying numbers of other parties, has been named as a codefendant in numerous complaints which allege that former or existing employees of competitors and customers suffered personal injury as a result of exposure to certain metallurgical substances or other materials during their employment. The involvement of many of the defendants, including the company, is based on assertions that these defendants sold metallurgical materials or other products to the plaintiffs' former or existing employers. Unspecified damages are sought jointly and severally from all defendants, with certain of the complaints seeking both compensatory and punitive damages and others seeking compensatory damages only. The company is vigorously defending these cases and, to date, a significant number of these cases have been either dismissed or settled for a nominal amount. All such dismissed or settled cases have been resolved without a finding of liability of the company. It is management's opinion, based on its evaluation and discussions with outside counsel, that the company has viable defenses to the remaining complaints and that, in any event, this litigation will not have a material adverse effect on the results of operations or financial position of the company.

     The company has been involved in various environmental clean-up and remediation activities at several of its manufacturing facilities. In addition, the company has been named as a potentially responsible party at four Superfund sites in the United States. However, it is management's opinion, based on its evaluations and discussions with outside counsel and independent consultants, that the ultimate resolution of these environmental matters will not have a material adverse effect on the results of operations or financial position of the company.

     The company maintains a Corporate Environmental, Health and Safety (EH&S) Department to effect compliance with all environmental regulations and to monitor and oversee remediation activities. In addition, the company has established an EH&S administrator at each of its domestic manufacturing facilities. The company's financial management team periodically meets with members of the Corporate EH&S Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly and annual basis, management establishes or adjusts financial provisions and reserves for environmental contingencies in accordance with Statement of Financial Accounting Standards (SFAS)
     No. 5, "Accounting for Contingencies."

 5. On August 4, 1993, the company completed the acquisition of an 81 percent interest in Hertel AG (Hertel) for $43 million in cash and $55 million of assumed debt. Hertel is a manufacturer of cemented carbide tools and tooling systems based in Furth, Germany.

     The Hertel acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of Hertel for the period beginning as of August 4, 1993 forward are included in the accompanying financial statements. The purchase price has been allocated to assets acquired and liabilities assumed based on fair market values at the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired has been recorded as goodwill and is being amortized over forty years. The fair values of assets acquired and liabilities assumed are summarized below (in thousands):

        Current assets                    $117,500
        Property, plant and equipment       73,700
        Intangible assets (goodwill)        30,900
        Other noncurrent assets             10,700
        Current liabilities                102,400
        Long-term liabilities               83,200

     As presented above, current liabilities includes a reserve of approximately $34.1 million (pretax) for the restructuring of Hertel. The restructuring costs primarily include amounts for severance, phase-out, relocation and provisions for the disposal of surplus inventory and machinery and equipment. It is expected that the restructuring, which began on August 4, 1993, will be substantially completed during fiscal year 1995.

     The effect of the purchase on the company's operations, assuming the transaction had occurred on July 1, 1992, would be as follows:

PRO FORMA (UNAUDITED)
- ---------------------------------------------
(Dollars in thousands, except per share data)

                                           Three Months Ended              Six Months Ended
                                           ------------------              ----------------
                                              December 31,                   December 31,
                                          1993         1992                1993       1992
                                         --------    ---------          ---------  --------

     Net sales                           $195,167    $178,895           $383,514   $353,191
                                         ========    =========          =========  ========

     Income (loss) before cumulative
       effect of accounting changes      $  4,088    $ (1,357)          $(15,741)  $    256
                                         ========    =========          =========  ========

     Net income (loss)                   $  4,088    $ (1,357)          $(30,744)  $    256
                                         ========    =========          =========  ========

     Per share data:

     Earnings (loss) before cumulative
       effect of accounting changes      $   0.35    $  (0.12)          $  (1.39)  $   0.03

     Cumulative effect of accounting changes:
       Postretirement benefits                -           -                (1.78)       -
       Income taxes                           -           -                 0.45        -
                                         --------    ---------          ---------  --------

     Earnings (loss) per share           $   0.35    $  (0.12)          $  (2.72)  $   0.03
                                         ========    =========          =========  ========

     The pro forma financial information presented above does not purport to present what the company's results of operations would actually have been if the acquisition of Hertel had occurred on July 1, 1992, or to project the company's results of operations for any future period.

 6. In connection with the acquisition of Hertel, the company announced on September 3, 1993 that it intends to close its manufacturing facility in Neunkirchen, Germany. During the September 1993 quarter, the company recognized a special charge of approximately $20.4 million after taxes in connection with the Neunkirchen closure and other integration related actions.

 7. Effective July 1, 1993, the company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The change did not significantly affect earnings before cumulative effect of changes in methods of accounting in the three and six month periods ended December 31, 1993.

     The company provides varying levels of postretirement health care and life insurance benefits to most U.S. employees who retire from active service after having attained age 55 and 10 years of service. This plan remains in effect for all current retirees and employees that will retire prior to January 1, 1997. However, for those employees retiring on or after January 1, 1997, the following plan amendments will be effective. The retirees' health care payments will be capped at 1996 levels. To qualify for medical benefits at normal retirement (age 65 or later), employees must have a minimum of 5 years of service after age 40. Medical benefits will be available for only those retirements that begin on or after the normal retirement age of 65.

     The following table presents the components of the company's liability for future retiree health care and life insurance benefits as of July 1, 1993.

                                                          (Dollars in thousands)

                                                                   July 1,
                                                                    1993
                                                               -------------
       Accumulated postretirement benefit obligation:
         Retirees                                                 $(15,100)
         Fully eligible active participants                         (7,600)
         Other active participants                                 (11,300)
                                                                  ---------
           Total                                                  $(34,000)

       Assets at fair value                                            -
                                                                  ---------

       Accrued postretirement benefit cost                        $(34,000)
                                                                  =========

     As of December 31, 1993, the company's accrued postretirement benefit liability was $34.9 million.

     The components of retiree health care cost for the three and six month periods ended December 31, 1993 were as follows:

                                (Dollars in thousands)
                          Three Months         Six Months
                       Ended December 31,   Ended December 31,
                             1993                 1993
                       ------------------   ------------------
       Service cost           $  300              $  600
       Interest cost             700               1,400
                              ------              ------

         Total cost           $1,000              $2,000
                              ======              ======

     The discount rate used in calculating the accumulated postretirement benefit obligation is 8.5 percent. For fiscal year 1994, the assumed rates of increase in health care costs used to calculate the accumulated postretirement benefit obligation are 15.0 percent for retirees under age 65 and 10.0 percent for persons age 65 and older. These rates are assumed to decrease to varying degrees annually to 6.0 percent for years 2002 and thereafter. A one percent increase in the trend rate would increase both the accumulated postretirement benefit obligation at July 1, 1993 and the total cost of the plan for the second quarter of fiscal year 1994 by approximately eight percent.
     The accumulated postretirement benefit obligation is unfunded.

 8. Effective July 1, 1993, the company adopted SFAS No. 109, "Accounting for Income Taxes". The company previously accounted for income taxes pursuant to the provisions of APB No. 11. The new standard requires the use of the liability method to recognize deferred income tax assets and liabilities using expected future tax rates. As a result of implementing the change in accounting principle, a net deferred tax liability of $5.6 million was recognized relating to net operating loss carryforwards and other tax attributes existing as of July 1, 1993. In addition, the income tax effect of the new method of accounting related to the company's adoption of SFAS No. 106 as of July 1, 1993 was the recognition of additional deferred tax assets of $13.9 million. The combined effect of these items resulted in the recognition of an $8.3 million net deferred tax asset and a net income tax benefit of $5.1 million. The components of the company's deferred income tax assets and liabilities arising under SFAS No. 109 were as follows:

                                                     (Dollars in thousands)
                                                              As of
                                                           July 1, 1993
                                                      ---------------------
     Deferred tax assets:
       Net operating loss carryforwards                      $ 1,086
       Deductible temporary differences:
         Inventories                                           6,375
         Property, plant and equipment                         1,902
         Vacation pay                                          3,287
         Pensions and other long-term liabilities              2,288
         Postretirement benefits other than pensions          13,940
         Other deductible temporary differences                2,424
       Valuation allowance                                    (1,086)
                                                             --------
                                                              30,216
     Deferred tax liabilities:
       Accumulated depreciation                              (21,953)
                                                             --------

     Net deferred tax asset                                  $ 8,263
                                                             ========

     As of July 1, 1993, the company had available foreign net operating loss carryforwards of approximately $3.2 million expiring in 1996 through 2001.

     As a component of its cumulative adjustment from implementing
     SFAS No. 109, the company recognized a charge of $1.1 million to establish a valuation reserve related to certain tax attributes comprising its net deferred tax asset. As of July 1, 1993, deferred tax liabilities associated with existing taxable temporary differences exceeded deferred tax assets from future deductible temporary differences, excluding those attributable to SFAS No. 106, by approximately $5.7 million. The recognition by the company as of July 1, 1993 of the entire transition obligation related to adopting the provisions of SFAS No. 106 resulted in the recognition of a $13.9 million deferred tax asset. Future operating costs under SFAS No. 106 are expected to exceed deductible amounts for income tax purposes for many years. In addition, under current Federal tax regulations, should the company incur tax losses in future periods, such losses may be carried forward to offset taxable income for a period of up to 15 years. Based upon the length of the period during which the SFAS No. 106-generated deferred tax asset can be utilized, the company believes that it is more likely than not that future taxable income will be sufficient to fully offset these future deductions and a valuation allowance for this deferred tax asset is not necessary. The length of time associated with the carryforward period available to utilize existing net operating losses is more definite. The company has adopted a conservative approach with respect to these attributes and provided a valuation allowance as of July 1, 1993 equal to 100% of the value of its net operating loss carryforwards.

 9. In July 1993, in connection with the acquisition of Hertel, the company entered into a new $130 million credit agreement. The credit agreement provided a $40 million bridge loan facility and $90 million of revolving credit lines. The new revolving credit lines replaced previous facilities totaling $80 million. These revolving credit lines, of which $3.6 million were utilized at December 31, 1993, allows borrowings through July 1996 and requires a facility fee of .15 percent per annum on the total revolving credit commitment. In addition, there is a commitment fee of .10 percent per annum on unborrowed amounts under one-half of the revolving credit lines.

     The new credit agreement requires compliance with certain financial covenants related to, among others, tangible net worth, fixed charge coverage and debt leverage. The company has remained in compliance with these covenants since the inception of this agreement.

     The company also arranged DM113.5 million ($69 million) of credit lines for Hertel which are guaranteed by the company. These facilities, of which DM36.9 million ($21.4 million) were utilized at December 31, 1993, allow borrowings through August 1996 and require either a facility fee of .25 percent to .375 percent per annum on the total facility or a commitment fee of .25 percent per annum on unborrowed amounts.

10. On December 23, 1993, the company completed the sale of 1,715,000 shares of common stock to underwriters, at a price of $37.605 per share, who resold these shares to the public at a price of $39.375 per share. The net proceeds to the company were $64,018,500. In addition, the underwriters exercised the over-allotment option for an additional 257,250 shares of common stock at the same price per share resulting in additional proceeds of $9,673,900. The total proceeds to the company were $73,692,400.

     The company used $38,700,000 of the proceeds from the offering to repay the bridge loan, which has expired, and $34,992,400 to reduce borrowings under the revolving credit lines.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

On August 4, 1993, the company completed the previously announced acquisition of an 81 percent interest in Hertel. In connection with the acquisition, the company obtained a new $130 million credit agreement dated as of July 29, 1993 (the "credit agreement"). The credit agreement provided a $40 million bridge loan facility dedicated to purchasing Hertel shares ($38.7 million of which was borrowed) and $90 million of revolving credit lines in two equal tranches. The bridge loan was repaid and therefore expired. Any Tranche A loans mature on July 27, 1994 while any Tranche B loans mature on July 27, 1996.

On December 23, 1993, the company completed the sale of 1,972,250 shares of common stock resulting in net proceeds of $73,692,400. The company used $38,700,000 of the proceeds from the offering to repay the bridge loan and $34,992,400 to reduce borrowings under the revolving credit lines.

In the first quarter of 1993, the company recorded cumulative effect charges aggregating $15 million after taxes for the adoption of SFAS No. 106 and SFAS No. 109. While these charges did not involve the use of cash, they had a significant effect on various components of the company's consolidated financial position at December 31, 1993.

The ratio of current assets to current liabilities decreased from 2.4 at June 30, 1993 to 1.7 at December 31, 1993. The debt to capital ratio (i.e., total debt divided by the sum of total debt, minority interest and shareholders' equity) increased to 32.5 percent as of December 31, 1993, as compared with 30.2 percent as of June 30, 1993. The increase is due to borrowings assumed to finance the acquisition of Hertel, the cumulative effect charges related to SFAS No. 106 and SFAS No. 109 and the restructuring charge relating to the closure of the company's Neunkirchen manufacturing facility and other actions related to the integration of the operations of Hertel with those of the company.

Capital expenditures are estimated to be $30-35 million in fiscal year 1994. Expenditures are being made to upgrade machinery and equipment and to modernize facilities. Capital expenditures are being financed with cash from operations and borrowings under existing revolving credit agreements.

                         RESULTS OF OPERATIONS

SALES AND EARNINGS

During the quarter ended December 31, 1993, consolidated sales were $195 million, up 38 percent from $141 million in the same quarter last year. The increase in sales during the quarter resulted primarily from the acquisition of an 81 percent interest in Hertel. Excluding Hertel, sales were up nine percent from the prior year.

Net income for the quarter was $4.1 million, or $0.35 per share, as compared with $2.1 million, or $0.19 per share last year. The prior year results included a nonrecurring gain of $1.0 million, or $0.10 per share.

During the six month period ended December 31, 1993, consolidated sales were $371 million, up 28 percent from $290 million last year. The increase in sales during the six month period resulted primarily from the acquisition of an 81 percent interest in Hertel. Excluding Hertel, sales were up five percent from the prior year.

For the six month period, the company recorded a net loss of $29.0 million, or $2.66 per share, as compared with net income of $5.1 million, or $0.47 per share, in the same period last year. The net loss for the six months ended December 31, 1993, includes the unfavorable cumulative noncash effect of adopting SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ($20.1 million net of income tax effect), and the favorable cumulative noncash effect of adopting SFAS No. 109, "Accounting for Income Taxes" ($5.1 million). In addition, the results include a restructuring charge ($20.4 million after taxes) and the impact of additional operating costs resulting from the adoption of SFAS No. 106 ($0.6 million).

The Hertel acquisition decreased net income and increased the net loss for the three and six month periods ended December 31, 1993, respectively, by approximately $1.3 million and $3.1 million, respectively. Excluding the cumulative effect of accounting changes, the restructuring charge and the acquisition impacts, the company had net income of $5.4 million and $9.5 million for the three and six month periods ended December 31, 1993, respectively, as compared with $2.1 million and $5.1 million last year.

The following table presents the company's sales by product class and geographic area (dollars in thousands):

                               Quarter Ended December 31,          Six Months
Ended December 31,
                                 1993          1992     % Change        1993         1992     % Change
                              ----------   ----------   --------      ---------   ---------    --------
Sales by Product Class:
Metalworking                    $166,121     $112,391     48           $311,112    $229,258      36
Mining and construction           23,294       23,436     (1)            48,572      50,104      (3)
Metallurgical                      5,752        4,870     18             11,148      10,165      10
                                --------     --------                  --------    --------
   Net sales                    $195,167     $140,697     39           $370,832    $289,527      28
                                ========     ========                  ========    ========
Sales by Geographic Area:
Within the U.S.                 $123,088     $103,303     19           $242,335    $209,148      16
Foreign and export                72,079       37,394     93            128,497      80,379      60
                                --------     --------                  --------    --------
   Net sales                    $195,167     $140,697     39           $370,832    $289,527      28
                                ========     ========                  ========    ========

METALWORKING PRODUCTS

During the December 1993 quarter, excluding the effects of the acquisition of Hertel, worldwide sales of metalworking products increased 11 percent from those of the prior year.

In the United States, sales of metalcutting inserts and toolholding devices increased 14 percent from the previous year. Total sales of industrial supply products increased 19 percent as a result of increased sales through full service supply programs and mail order catalogs.

International sales of metalworking products, excluding the effects of the acquisition of Hertel, decreased five percent from the previous year primarily because of unfavorable foreign currency translation effects and lower sales volume in Europe. Excluding currency translation effects, international sales were flat with those of last year.

For the six month period, excluding the effects of the acquisition of Hertel, worldwide sales of metalworking products increased seven percent from the prior year primarily because of increased sales of metalworking products in the United States. Excluding foreign currency translation effects, international sales of metalworking products decreased three percent from last year.

MINING AND CONSTRUCTION PRODUCTS

During the December 1993 quarter, sales of mining and construction tools, excluding the effects of the acquisition of Hertel, decreased one percent from the previous year as a result of unfavorable foreign currency translation effects and weak domestic and international demand for mining tools.

For the six month period, sales of mining and construction tools, excluding the effects of the acquisition of Hertel, decreased three percent from the prior year primarily because of unfavorable foreign currency translation effects and weak international demand for mining tools.

METALLURGICAL PRODUCTS

During the December 1993 quarter, sales of metallurgical products increased 18 percent from the pervious year due to increased demand for hardfacing products.

For the six month period, sales of metallurgical products rose 10 percent because of strong demand for hardfacing products.

GROSS PROFIT MARGIN

As a percentage of sales, the gross profit margin for the December 1993 quarter was 39.4 percent. The gross profit margin was unfavorably affected by the inclusion of Hertel's financial results. Excluding the effects of the acquisition, the gross margin was 40.1 percent, as compared with 38.8 percent in the same period last year.

For the six month period, the gross profit margin was 39.6 percent, up from
39.2 percent last year. The gross profit margin was unfavorably affected by the inclusion of Hertel's financial results. Excluding the effects of the acquisition, the gross profit was 40.1 percent.

OPERATING EXPENSES

For the quarter ended December 31, 1993, research and development, selling and marketing, and general and administrative expenses increased
35 percent. Excluding the effects of the Hertel acquisition, operating expenses increased four percent.

As a percentage of sales, operating expenses were 34.3 percent for the quarter ended December 31, 1993, as compared with 35.4 percent for the same period last year.

For the six month period, as a percentage of sales, operating expenses were
34.4 percent, as compared with 34.7 percent in the same period last year.

INTEREST EXPENSE

Interest expense was $3.6 million and $7.7 million for the quarter and six months ended December 31, 1993, respectively, as compared with $2.4 million and $4.8 million, respectively, for the same periods last year. The increase in both periods was primarily due to the debt incurred and assumed in connection with the Hertel acquisition. As of December 31, 1993, approximately 36 percent of the company's total debt was subject to variable interest rates.

INCOME TAXES

For the quarter ended December 31, 1993, the effective tax rate was 33.8 percent, as compared with 40.3 percent in the same period last year. Excluding the effects of the accounting changes and the restructuring charge, the effective tax rate for the six month period ended December 31, 1993 was 44.9 percent, as compared with 40.0 percent in the same period last year.

OUTLOOK

In looking to the third quarter ending March 31, 1994, management expects sales of metalworking products in the United States to continue to improve. However, international sales are expected to remain weak in Europe as the German economy continues to display weakness. In addition, with respect to Germany, we expect the financial performance of Hertel to continue to improve as more of the restructuring and integration related activities are completed.


                       PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth in footnote 4 to the condensed consolidated financial statements, contained in Part I, Item 1 of this Form 10-Q, is incorporated by reference herein and supplements the information previously reported in Part I, Item 3(a) of the company's Form 10-K for the year ended June 30, 1993, which is also incorporated by reference herein.

On August 13, 1993 Kennametal was served with a Notice of Violation dated August 9, 1993, issued by the United States Environmental Protection Agency ("EPA"). The EPA alleges violations concerning visible emissions from the company's Fallon, Nevada facility. The EPA on October 6, 1993 issued an interim compliance order with respect to this matter. Although Kennametal anticipates that the EPA may impose a penalty in excess of $100,000 with respect to these violations, it is management's opinion, based on its evaluation and discussions with outside counsel, that the ultimate resolution of this matter will not have a material adverse effect on the results of operations or financial position of the company.

At the annual meeting of shareholders of Hertel held on December 6, 1993, two minority shareholders of Hertel (Dr. Bernard Appel and Christa Gotz), one of whom purported to own or control 2,500 shares and the other of whom purported to own 5 shares, filed protests with respect to the resolution adopted by the Hertel shareholders which authorized and approved Hertel entering into the Domination Contract with Kennametal which permits Kennametal to direct Hertel's operations. Under German law, Kennametal is required to offer to minority shareholders to purchase their shares for a reasonable compensation and to guarantee dividends during the term of the Domination Contract (ending June 30, 1996 subject to annual renewals) and to pay to Hertel any net cumulative losses it sustains during the term and has liability to Hertel creditors as if Hertel merged with Kennametal. The filing of a protest is a prerequisite to a shareholder's filing a formal complaint which must be filed within an applicable time period. Mrs. Gotz filed a formal complaint within the applicable time period in the District Court at Nurnberg, Bavaria, Germany that seeks to declare null and void the resolution by arguing that it should not have been considered at the annual meeting because the requisite prior notice period for presenting a resolution to approve a domination contract (30 days) had not expired, even though Hertel had published notice of the proposed Domination Contract more than 30 days prior to the date of the annual meeting, due to Hertel's having also subsequently published a clarification of certain terms of the Domination Contract relating to German taxes within 30 days prior to the date of the annual meeting. Since Kennametal holds sufficient shares of Hertel to approve a domination contract, Kennametal could cure any defective notice by having the Domination Contract presented again to Hertel's shareholders for approval at a subsequent annual or special meeting of Hertel's shareholders. The complaint also asserts that the tax treatment specified in the clarification is improper under German law which renders the resolution void. Apart from the complaint challenging the validity of the resolution approving and authorizing the Domination Contract, minority shareholders are contesting the reasonableness of the purchase price for minority shares and the minimum dividend on minority shares offered by Kennametal in connection with the Domination Contract.
It is management's opinion that Hertel has viable defenses to all of the challenges raised to the validity of the adoption of the resolution approving and authorizing the Domination Contract and to the contest of the reasonableness of the minority share purchase price and minimum dividend and, in any event, that the ultimate outcome of this matter will not have a material adverse effect on the results of operations or financial position of the company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (b)  Reports on Form 8-K

        A report on Form 8-K dated August 19, 1993, Amendment No. 1 dated October 15, 1993, Amendment No. 2 dated November 19, 1993 and Amendment No. 3 dated December 13, 1993 were filed during the quarter ended December 31, 1993, covering Items 2 and 7 thereof, and related to the company's acquisition of Hertel AG.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      KENNAMETAL INC.



Date: February 11, 1994       By:     /s/RICHARD J. ORWIG
                                      --------------------------------
                                      Richard J. Orwig
                                      Vice President & Chief Financial
                                      and Administrative Officer