Form 10-Q
period 1994-03-31
KENNAMETAL INC
filed 1994-05-13
CIK 55242

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                          -----------------------


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


      TITLE OF EACH CLASS                 OUTSTANDING AT APRIL 30, 1994
      -------------------                 -------------------------------
Capital Stock, par value $1.25 per share          13,168,435

                         KENNAMETAL INC.
                           FORM 10-Q
                 FOR QUARTER ENDED MARCH 31, 1994
                 --------------------------------

                       TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION
- ---------------------------------

Item 1.   Financial Statements:

     Condensed Consolidated Balance Sheets (Unaudited)
          March 31, 1994 and June 30, 1993

     Condensed Consolidated Statements of Income (Unaudited)
          Three months and nine months ended March 31, 1994 and 1993

     Condensed Consolidated Statements of Cash Flows (Unaudited)
          Nine months ended March 31, 1994 and 1993

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

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
- -------------------------------------------------
(Dollars in thousands)

                                              March 31,        June 30,
                                                1994             1993
                                             -------------    ----------
ASSETS
- ------
Current Assets:
   Cash and equivalents                       $  13,429       $   4,149
   Accounts receivable, less allowance for
      doubtful accounts of $9,235 and $2,062    142,179          89,496
   Inventories                                  156,896         115,230
   Other current assets                          12,252             -
                                              ----------      ----------
   Total current assets                         324,756         208,875
                                              ----------      ----------

Property, plant and equipment                   475,891         402,428
   Less: accumulated depreciation              (220,874)       (210,123)
                                              ----------      ----------
   Net property, plant and equipment            255,017         192,305
                                              ----------      ----------
Other Assets:
   Investments in affiliated companies            4,962           4,819
   Intangible assets, less accumulated
      amortization of $15,472 and $12,368        57,598          29,766
   Other                                         27,937          12,498
                                              ----------      ----------
   Total other assets                            90,497          47,083

   Total assets                               $ 670,270       $ 448,263
                                              ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
   Current maturities of term debt
      and capital leases                      $   4,530       $   2,184
   Notes payable to banks                        49,977          20,553
   Accounts payable                              44,877          32,492
   Accrued vacation pay                          15,887          12,233
   Other                                         80,822          20,536
                                              ----------      ----------
   Total current liabilities                    196,093          87,998
                                              ----------      ----------

Term Debt and Capital Leases
   Less Current Maturities                       89,530          87,891
Deferred Income Taxes                            18,641          10,744
Other Liabilities                                52,055           6,489
                                              ----------      ----------
   Total liabilities                            356,319         193,122
                                              ----------      ----------
Minority Interest                                 4,690             -

Shareholders' Equity:
   Capital stock, $1.25 par value;
      30,000,000 shares authorized;
      14,684,829 and 12,712,579 shares issued    18,356          15,891
   Preferred stock, 5,000,000 shares authorized
      and none issued                               -               -
   Additional paid-in capital                   102,042          28,135
   Retained earnings                            235,461         263,531
   Treasury shares, at cost (1,518,976 and
      1,754,744 shares)                         (39,529)        (44,974)
   Cumulative translation adjustments            (7,069)         (7,442)
                                              ----------      ----------
   Total shareholders' equity                   309,261         255,141
                                              ----------      ----------
   Total liabilities and shareholders' equity $ 670,270       $ 448,263
                                              ==========      ==========

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
- -------------------------------------------------------
(Dollars in thousands, except per share data)

                                            Three Months Ended             Nine Months Ended
                                            ------------------             -----------------
                                                March 31,                     March 31,
                                            1994          1993            1994         1993
                                         ----------    ----------      ----------   ----------
NET SALES                                 $211,809      $153,691        $582,641     $443,218

COSTS AND EXPENSES:
   Cost of goods sold                      123,380        88,748         347,281      264,725
   Research and development                  3,080         3,698          10,670       11,255
   Marketing                                49,183        36,348         139,397      107,804
   General and administrative               14,249        10,082          43,921       31,617
   Interest expense                          3,099         2,420          10,786        7,238
   Amortization of intangibles               1,012           949           2,971        2,606
   Restructuring charge                        -             -            24,749          -
   Patent Settlement                           -             -               -         (1,738)
                                          ---------     ---------       ---------    ---------
Total costs and expenses                   194,003       142,245         579,775      423,507
                                          ---------     ---------       ---------    ---------

OTHER INCOME                                   673           287           1,633          525

INCOME BEFORE TAXES ON INCOME,
   MINORITY INTEREST AND CUMULATIVE EFFECT
   OF ACCOUNTING CHANGES                    18,479        11,733           4,499       20,236

PROVISION FOR INCOME TAXES                   7,500         4,400           7,997        7,800

MINORITY INTEREST IN LOSSES OF
   HERTEL AG                                   111           -               626          -
                                          ---------     ---------       ---------    ---------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGES                       11,090         7,333          (2,872)      12,436

CUMULATIVE EFFECT OF ACCOUNTING CHANGES,
   NET OF INCOME TAXES:
      POSTRETIREMENT BENEFITS                  -             -           (20,060)         -
      INCOME TAXES                             -             -             5,057          -
                                          ---------     ---------       ---------    ---------
NET INCOME (LOSS)                         $ 11,090      $  7,333        $(17,875)    $ 12,436
                                          =========     =========       =========    =========
PER SHARE DATA:

   Earnings (loss) before cumulative
   effect of accounting changes           $   0.85      $   0.68        $  (0.25)    $   1.15

   Cumulative effect of accounting changes:
      Postretirement benefits                  -             -             (1.69)         -
      Income taxes                             -             -              0.43          -
                                          ---------     ---------       ---------    ---------

   Earnings (loss) per share              $   0.85      $   0.68        $  (1.51)    $   1.15
                                          =========     =========       =========    =========

    Dividends per share                   $   0.29      $   0.29        $   0.87     $   0.87
                                          =========     =========       =========    =========

    Average shares outstanding
    (in thousands)                          13,111        10,858          11,846       10,835
                                          =========     =========       =========    =========

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
- -----------------------------------------------------------
(Dollars in thousands)

                                                            Nine Months Ended
                                                            -----------------
                                                               March 31,
                                                           1994        1993
                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                     $(17,875)    $ 12,436
   Adjustments for non-cash items                          48,877       23,884
   Changes in certain assets and liabilities              (12,640)     (12,697)
                                                        ----------   ----------
   Net cash flow from operating activities                 18,362       23,623
                                                        ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment              (21,111)     (17,784)
   Purchase of Hertel AG, net of cash                     (19,226)         -
   Other                                                    4,949       (1,866)
                                                        ----------   ----------
   Net cash flow used for investing activities            (35,388)     (19,650)
                                                        ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in short-term debt                             11,636        1,126
   Increase in term debt                                    3,938        1,000
   Reduction in term debt                                 (62,144)      (4,201)
   Net proceeds from issuance of common stock              73,692          -
   Dividend reinvestment and employee stock plans           8,126        1,800
   Cash dividends paid to shareholders                    (10,196)      (9,421)
   Other                                                      210          750
                                                        ----------   ----------
   Net cash flow from (used for) financing activities      25,262       (8,946)
                                                        ----------   ----------
Effect of exchange rate changes on cash                     1,044          (85)
                                                        ----------   ----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS             9,280       (5,058)
Cash and equivalents, beginning                             4,149        9,007
                                                        ----------   ----------
Cash and equivalents, ending                             $ 13,429     $  3,949
                                                        ==========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                         $  8,440     $  6,363
   Income taxes paid                                     $  7,752     $ 11,902

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- ----------------------------------------------------------------

 1. The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the company's 1993 Annual Report. The condensed consolidated balance sheet as of June 30, 1993 has been derived from the audited balance sheet included in the company's 1993 Annual Report. These interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the nine months ended March 31, 1994 are not necessarily indicative of the results to be expected for the full fiscal year.

2. Inventories are stated at lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for a significant portion of domestic inventories and the first-in, first-out (FIFO) method or average cost for other inventories. The company used the LIFO method of valuing its inventories for approximately 60 percent of total inventories at March 31, 1994. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on management's projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

 3. The major classes of inventory as of the balance sheet dates were as follows (dollars in thousands):

                                          March 31,       June 30,
                                            1994            1993
                                        -------------    ---------
     Finished goods                       $108,579       $ 97,365
     Work in process and powder blends      53,967         38,177
     Raw materials and supplies             21,041          8,803
                                         ----------     ----------
       Inventory at current cost           183,587        144,345
     Less LIFO valuation                   (26,691)       (29,115)
                                         ----------     ----------
       Total inventories                  $156,896       $115,230
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

     The effect of the purchase on the company's operations, assuming the transaction had occurred on July 1, 1992, would be as follows:

PRO FORMA (UNAUDITED)
- ---------------------------------------------
(Dollars in thousands, except per share data)

                                           Three Months Ended             Nine Months Ended
                                           ------------------             -----------------
                                                March 31,                     March 31,
                                           1994        1993                1994       1993
                                         --------    --------           ---------   --------

     Net sales                           $211,809    $218,933           $595,323    $572,124
                                         ========    ========           =========   ========

     Income (loss) before cumulative
       effect of accounting changes      $ 11,090    $  5,715           $ (4,651)   $  5,971
                                         ========    ========           =========   ========

     Net income (loss)                   $ 11,090    $  5,715           $(19,654)   $  5,971
                                         ========    ========           =========   ========

     Per share data:

     Earnings (loss) before cumulative
       effect of accounting changes      $   0.85    $   0.53           $  (0.40)   $   0.55

     Cumulative effect of accounting changes:
       Postretirement benefits                -           -                (1.69)        -
       Income taxes                           -           -                 0.43         -
                                         --------    --------           ---------   --------

     Earnings (loss) per share           $   0.85    $   0.53           $  (1.66)   $   0.55
                                         ========    ========           =========   ========

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

 7. Effective July 1, 1993, the company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The change did not significantly affect earnings before cumulative effect of changes in methods of accounting in the three and nine month periods ended March 31, 1994.

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

     The following table presents the components of the company's liability for future retiree health care and life insurance benefits as of July 1, 1993:

                                                          (Dollars in thousands)

                                                                   July 1,
                                                                    1993
                                                               -------------
       Accumulated postretirement benefit obligation:
         Retirees                                                 $(15,100)
         Fully eligible active participants                         (7,600)
         Other active participants                                 (11,300)
                                                                  ---------
           Total                                                  $(34,000)

       Assets at fair value                                            -
                                                                  ---------

       Accrued postretirement benefit cost                        $(34,000)
                                                                  =========
     As of March 31, 1994, the company's accrued postretirement benefit liability was $35.3 million.

     The components of retiree health care cost for the three and nine month periods ended March 31, 1994 were as follows:

                                (Dollars in thousands)
                          Three Months         Nine Months
                         Ended March 31,      Ended March 31,
                             1994                 1994
                       -----------------     -----------------
       Service cost          $  300               $  900
       Interest cost            700                2,100
                             ------               ------

         Total cost          $1,000               $3,000
                             ======               ======

     The discount rate used in calculating the accumulated postretirement benefit obligation is 8.5 percent. For fiscal year 1994, the assumed rates of increase in health care costs used to calculate the accumulated postretirement benefit obligation are 15.0 percent for retirees under age 65 and 10.0 percent for persons age 65 and older. These rates are assumed to decrease to varying degrees annually to 6.0 percent for years 2002 and thereafter. A one percent increase in the trend rate would increase both the accumulated postretirement benefit obligation at July 1, 1993 and the total cost of the plan for the third quarter of fiscal year 1994 by approximately eight percent. The accumulated postretirement benefit obligation is unfunded.

 8. Effective July 1, 1993, the company adopted SFAS No. 109, "Accounting for Income Taxes." The company previously accounted for income taxes pursuant to the provisions of APB No. 11. The new standard requires the use of the liability method to recognize deferred income tax assets and liabilities using expected future tax rates. As a result of implementing the change in accounting principle, a net deferred tax liability of $5.6 million was recognized relating to net operating loss carryforwards and other tax attributes existing as of July 1, 1993. In addition, the income tax effect of the new method of accounting related to the company's adoption of SFAS No. 106 as of July 1, 1993 was the recognition of additional deferred tax assets of $13.9 million. The combined effect of these items resulted in the recognition of an $8.3 million net deferred tax asset and a net income tax benefit of $5.1 million. The components of the company's deferred income tax assets and liabilities arising under SFAS No. 109 were as follows:

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

 9. In July 1993, in connection with the acquisition of Hertel, the company entered into a new $130 million credit agreement. The credit agreement provided a $40 million bridge loan facility and $90 million of revolving credit lines. The new revolving credit lines replaced previous facilities totaling $80 million. These revolving credit lines, of which $3.0 million were utilized at March 31, 1994, allows borrowings through July 1996 and requires a facility fee of .15 percent per annum on the total revolving credit commitment. In addition, there is a commitment fee of .10 percent per annum on unborrowed amounts under one-half of the revolving credit lines.

     The new credit agreement requires compliance with certain financial covenants related to, among others, tangible net worth, fixed charge coverage and debt leverage. The company has remained in compliance with these covenants since the inception of this agreement.

     The company also arranged DM113.5 million ($69 million) of credit lines for Hertel which are guaranteed by the company. These facilities, of which DM48.2 million ($28.9 million) were utilized at March 31, 1994, allow borrowings through August 1996 and require either a facility fee of .25 percent to .375 percent per annum on the total facility or a commitment fee of .25 percent per annum on unborrowed amounts.

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

In the first quarter of fiscal year 1994, the company recorded cumulative effect charges aggregating $15 million after taxes for the adoption of SFAS No. 106 and SFAS No. 109. While these charges did not involve the use of cash, they had a significant effect on various components of the company's consolidated financial position at March 31, 1994.

The ratio of current assets to current liabilities decreased from 2.4 at June 30, 1993 to 1.7 at March 31, 1994. The debt to capital ratio (i.e., total debt divided by the sum of total debt, minority interest and shareholders' equity) increased to 31.4 percent as of March 31, 1994, as compared with 30.2 percent as of June 30, 1993. The increase is due to borrowings assumed to finance the acquisition of Hertel, the cumulative effect charges related to SFAS No. 106 and SFAS No. 109 and the restructuring charge relating to the closure of the company's Neunkirchen manufacturing facility and other actions related to the integration of the operations of Hertel with those of the company.

Capital expenditures are estimated to be $30-35 million in fiscal year 1994. Expenditures are being made to upgrade machinery and equipment and to modernize facilities. Capital expenditures are being financed with cash from operations and borrowings under existing revolving credit agreements.

                         RESULTS OF OPERATIONS

SALES AND EARNINGS

During the quarter ended March 31, 1994, consolidated sales were $212 million, up 38 percent from $154 million in the same quarter last year. The increase in sales during the quarter resulted primarily from the acquisition of an 81 percent interest in Hertel. Excluding Hertel, sales were up 11 percent from the prior year.

Net income for the quarter was $11.1 million, or $0.85 per share, as compared with $7.3 million, or $0.68 per share last year.

During the nine month period ended March 31, 1994, consolidated sales were $583 million, up 31 percent from $443 million last year. The increase in sales during the nine month period resulted primarily from the acquisition of an 81 percent interest in Hertel. Excluding Hertel, sales were up seven percent from the prior year.

For the nine month period, the company recorded a net loss of $17.9 million, or $1.51 per share, as compared with net income of $12.4 million, or $1.15 per share, in the same period last year. The net loss for the nine months ended March 31, 1994, includes the unfavorable cumulative noncash effect of adopting SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ($20.1 million net of income tax effect), and the favorable cumulative noncash effect of adopting SFAS No. 109, "Accounting for Income Taxes" ($5.1 million). In addition, the results include a restructuring charge ($20.4 million after taxes) and the impact of additional operating costs resulting from the adoption of SFAS No. 106 ($0.9 million).

The Hertel acquisition decreased net income and increased the net loss for the three and nine month periods ended March 31, 1994, respectively, by approximately $0.2 million and $3.3 million, respectively. Excluding the cumulative effect of accounting changes, the restructuring charge and the acquisition impacts, the company had net income of $11.3 million and $20.8 million for the three and nine month periods ended March 31, 1994, respectively, as compared with $7.3 million and $12.4 million last year.

The following table presents the company's sales by product class and geographic area (dollars in thousands):

                            Quarter Ended March 31,           Nine Months Ended March 31,
                              1994         1993     % Change     1994         1993      % Change
                            --------     --------   --------   --------     --------    --------
Sales by Product Class:
Metalworking                $180,412     $125,922      43      $491,524     $355,180      38
Mining and construction       25,293       22,415      13        73,865       72,519       2
Metallurgical                  6,104        5,354      14        17,252       15,519      11
                            --------     --------              --------     --------
   Net sales                $211,809     $153,691      38      $582,641     $443,218      31
                            ========     ========              ========     ========
Sales by Geographic Area:
Within the U.S.             $134,777     $114,211      18      $377,112     $323,359      17
Foreign and export            77,032       39,480      95       205,529      119,859      71
                            --------     --------              --------     --------
   Net sales                $211,809     $153,691              $582,641     $443,218      31
                            ========     ========      38      ========     ========

METALWORKING PRODUCTS

During the March 1994 quarter, excluding the effects of the acquisition of Hertel, worldwide sales of metalworking products increased 11 percent from those of the prior year.

In the United States, sales of metalcutting inserts and toolholding devices increased eight percent from the previous year. Total sales of industrial supply products increased 23 percent as a result of increased sales through mail order catalogs and full service supply programs.

International sales of metalworking products, excluding the effects of the acquisition of Hertel, increased three percent from the previous year primarily because of improved sales in Canada and the Asia-Pacific markets. Excluding currency translation effects, international sales increased eight percent from last year.

For the nine month period, excluding the effects of the acquisition of Hertel, worldwide sales of metalworking products increased eight percent from the prior year primarily because of increased sales of metalworking products in the United States. Excluding foreign currency translation effects, international sales of metalworking products increased one percent from last year.

MINING AND CONSTRUCTION PRODUCTS

During the March 1994 quarter, sales of mining and construction tools, excluding the effects of the acquisition of Hertel, increased 13 percent from the previous year as a result of strong domestic demand for highway construction and mining tools.

For the nine month period, sales of mining and construction tools, excluding the effects of the acquisition of Hertel, increased two percent from the prior year.

METALLURGICAL PRODUCTS

During the March 1994 quarter, sales of metallurgical products increased 14 percent from the previous year due to increased demand for hardfacing products.

For the nine month period, sales of metallurgical products rose 11 percent because of strong demand for hardfacing products.

GROSS PROFIT MARGIN

As a percentage of sales, the gross profit margin for the March 1994 quarter was 41.7 percent. The gross profit margin was unfavorably affected by the inclusion of Hertel's financial results. Excluding the effects of the acquisition, the gross margin was 42.5 percent, as compared with 42.3 percent in the same period last year.

For the nine month period, the gross profit margin was 40.4 percent, as compared with 40.3 percent last year. The gross profit margin was unfavorably affected by the inclusion of Hertel's financial results. Excluding the effects of the acquisition, the gross profit was 41.1 percent.

OPERATING EXPENSES

For the quarter ended March 31, 1994, research and development, marketing, and general and administrative expenses increased 33 percent. Excluding the effects of the Hertel acquisition, operating expenses increased two percent.

As a percentage of sales, operating expenses were 31.4 percent for the quarter ended March 31, 1994, as compared with 32.6 percent for the same period last year.

For the nine month period, as a percentage of sales, operating expenses were 33.3 percent, as compared with 34.0 percent in the same period last year.

INTEREST EXPENSE

Interest expense was $3.1 million and $10.8 million for the quarter and nine months ended March 31, 1994, respectively, as compared with $2.4 million and $7.2 million, respectively, for the same periods last year. The increase in both periods was primarily due to the debt incurred and assumed in connection with the Hertel acquisition. As of March 31, 1994, approximately 35 percent of the company's total debt was subject to variable interest rates.

INCOME TAXES

For the quarter ended March 31, 1994, the effective tax rate was 40.6 percent, as compared with 37.5 percent in the same period last year. Excluding the effects of the accounting changes and the restructuring charge, the effective tax rate for the nine month period ended March 31, 1994 was 42.2 percent, as compared with 38.5 percent in the same period last year.

OUTLOOK

In looking to the fourth quarter ending June 30, 1994, management expects domestic demand for the company's products to remain strong. In addition, international sales in Europe are expected to improve as the German economy begins to emerge from the recession.


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

On August 13, 1993 Kennametal was served with a Notice of Violation dated August 9, 1993, issued by the United States Environmental Protection Agency ("EPA"). The EPA alleges violations concerning visible emissions from the company's Fallon, Nevada facility. The EPA on October 6, 1993 issued an interim compliance order with respect to this matter. On April 26, 1994, Kennametal was served with a second Notice of Violation dated April 19, 1994 which relates to the first Notice of Violation. The EPA alleges in the second but related notice the violation of a regulation concerning the allowable particulate emission rate. Kennametal anticipates that the EPA will impose a penalty in excess of $100,000 with respect to these violations; however, it is management's opinion, based on its evaluation and discussions with outside counsel, that the ultimate resolution of this matter will not have a material adverse effect on the results of operations or financial position of the company.

At the annual meeting of shareholders of Hertel held on December 6, 1993, two minority shareholders of Hertel (Dr. Bernard Appel and Christa Gotz), one of whom purported to own or control 2,500 shares and the other of whom purported to own 5 shares, filed protests with respect to the resolution adopted by the Hertel shareholders which authorized and approved Hertel entering into the Domination Contract with Kennametal which permits Kennametal to direct Hertel's operations. Under German law, Kennametal is required to offer to minority shareholders to purchase their shares for a reasonable compensation and to guarantee dividends during the term of the Domination Contract (ending June 30, 1996 subject to annual renewals) and to pay to Hertel any net cumulative losses it sustains during the term and has liability to Hertel creditors as if Hertel merged with Kennametal. The filing of a protest is a prerequisite to a shareholder's filing a formal complaint which must be filed within an applicable time period. Mrs. Gotz filed a formal complaint within the applicable time period in the District Court at Nuremberg, Bavaria, Germany that seeks to declare null and void the resolution by arguing that it should not have been considered at the annual meeting because the requisite prior notice period for presenting a resolution to approve a domination contract (30 days) had not expired, even though Hertel had published notice of the proposed Domination Contract more than 30 days prior to the date of the annual meeting, due to Hertel's having also subsequently published a clarification of certain terms of the Domination Contract relating to German taxes within 30 days prior to the date of the annual meeting. Since Kennametal holds sufficient shares of Hertel to approve a domination contract, Kennametal could cure any defective notice by having the Domination Contract presented again to Hertel's shareholders for approval at a subsequent annual or special meeting of Hertel's shareholders. The complaint also asserts that the tax treatment specified in the clarification is improper under German law which renders the resolution void. Apart from the complaint challenging the validity of the resolution approving and authorizing the Domination Contract, minority shareholders are contesting the reasonableness of the purchase price for minority shares and the minimum dividend on minority shares offered by Kennametal in connection with the Domination Contract.
It is management's opinion that Hertel has viable defenses to all of the challenges raised to the validity of the adoption of the resolution approving and authorizing the Domination Contract and to the contest of the reasonableness of the minority share purchase price and minimum dividend and, in any event, that the ultimate outcome of this matter will not have a material adverse effect on the results of operations or financial position of the company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits                               Reference
        --------                               ---------

        (1)  Underwriting Agreement

             (1.1)  Underwriting Agreement     Filed herewith
                    (U.S. Version)

             (1.2)  Underwriting Agreement     Filed herewith
                    (International Version)

   (b)  Reports on Form 8-K
        -------------------

        No reports on Form 8-K were filed during the quarter ended March
        31, 1994.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      KENNAMETAL INC.



Date: May 13, 1994            By:     /s/RICHARD J. ORWIG
                                      --------------------------------
                                      Richard J. Orwig
                                      Vice President, Chief Financial
                                      and Administrative Officer