Form 10-K
period 1994-06-30
KENNAMETAL INC
filed 1994-09-21
CIK 55242

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 FOR THE FISCAL YEAR ENDED JUNE 30, 1994

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                For the transition period from _______ to _______

                      Commission File Number 1-5318

                             KENNAMETAL INC.
            (Exact name of registrant as specified in its charter)

              Pennsylvania                            25-0900168
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                Route 981 at Westmoreland County Airport
                            P. O. Box 231
                      Latrobe, Pennsylvania  15650
                  (Address of principal executive offices)

        Registrant's telephone number, including area code: (412) 539-5000

             Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
             Title of each class                       on which registered
             -------------------                     -----------------------

     Capital Stock, par value $1.25 per share        New York Stock Exchange
     Preferred Stock Purchase Rights                 New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  YES [X]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of August 31, 1994, the aggregate market value of the registrant's Capital Stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $616,425,050. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant's Capital Stock, have been deemed affiliates.

As of August 31, 1994, there were 26,377,648 shares of Capital
Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1994 Annual Report to Shareholders are incorporated by reference into Parts I, II, and IV.

Portions of the Proxy Statement for the 1994 Annual Meeting of
Shareholders are incorporated by reference into Parts III and IV.

                               TABLE OF CONTENTS

Item No.
- - - --------
                              PART I
    1.     Business
    2.     Properties
    3.     Legal Proceedings
    4.     Submission of Matters to a Vote of Security Holders
           Officers of the Registrant

                              PART II

    5.     Market for the Registrant's Capital Stock and Related Stockholder
           Matters
    6.     Selected Financial Data
    7.     Management's Discussion and Analysis of Financial Condition and
           Results of Operations
    8.     Financial Statements and Supplementary Data
    9.     Changes in and Disagreements on Accounting and Financial Disclosure

                              PART III

   10.     Directors and Executive Officers of the Registrant
   11.     Executive Compensation
   12.     Security Ownership of Certain Beneficial Owners and Management
   13.     Certain Relationships and Related Transactions

                              PART IV

   14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                              PART I

ITEM 1.  BUSINESS

Overview
- - - --------

Kennametal Inc. was incorporated in Pennsylvania in 1943. Kennametal Inc. and subsidiaries ("Kennametal" or the "company") manufacture, purchase and distribute a broad range of tools, tooling systems, supplies and services for the metalworking, mining and highway construction industries. Kennametal specializes in developing and manufacturing metalcutting tools and wear-resistant parts using a specialized type of powder metallurgy. Kennametal's metalcutting tools are made of cemented carbides, ceramics, cermets and other hard materials. The company manufactures a complete line of toolholders and toolholding systems by machining and fabricating steel bars and other metal alloys. Kennametal's mining and construction cutting tools are tipped with cemented carbide and are used for underground coal mining and highway construction, repair and maintenance. Metallurgical products consist of powders made from ore concentrates, compounds and secondary materials.

Business Segment and Product Classes
- - - ------------------------------------

The company operates predominantly as a tooling supplier specializing in powder metallurgy, which represents a single business segment. While many of the company's products are similar in composition, sales are classified into three major categories: metalworking products, mining and construction products and metallurgical products. The company's sales by product class are presented on page 17 of the 1994 Annual Report to Shareholders and such information is incorporated herein by reference. Information about the company's operations by geographic area is presented on page 31 of the 1994 Annual Report to Shareholders and such information is incorporated herein by reference.

Metalworking Products
- - - ---------------------

Kennametal manufactures, markets and distributes a full-line of products and services for the metalworking industry. The company provides metalcutting tools, abrasives, precision measuring devices, power tools, hand tools and machine tool accessories to manufacturing companies in a wide range of industries.

A Kennametal tooling system usually consists of a steel toolholder and an indexable cutting tool called an insert. During a metalworking operation, the toolholder is positioned in a machine tool which provides the turning power. While the workpiece or toolholder is rapidly rotating, the cutting tool insert contacts the workpiece and cuts or shapes the workpiece. The cutting tool insert is consumed during use and must be replaced periodically. Metalcutting operations include turning, boring, threading, grooving, milling and drilling. The company also makes wear-resistant parts for use in abrasive environments and specialty applications.

Mining and Construction Products
- - - --------------------------------

Mining and construction cutting tools are fabricated from steel parts and tipped with cemented carbide. Mining tools, used primarily in the coal industry, include longwall shearer and continuous miner drums, blocks, bits, pinning rods, augers and a wide range of mining tool accessories. The company also supplies compacts for mining, quarrying, water well drilling and oil and gas exploration.

Construction cutting tools include carbide-tipped bits for ditching, trenching and road planing; grader blades for site preparation and routine roadbed control and snowplow blades and shoes for winter road plowing.

Metallurgical Products
- - - ----------------------

The company makes proprietary metallurgical powders for use as a basic material in many of its metalworking, mining and construction products. In addition, the company produces a variety of metallurgical powders and related materials for specialized markets. These products include intermediate carbide powders, hardfacing materials and matrix powders which are sold to manufacturers of cemented carbide products, oil and gas drilling equipment and diamond drill bits.

Recent Acquisition
- - - -------------------

In August 1993, the company acquired an 81 percent interest in Hertel AG ("Hertel") for $43 million in cash and $55 million of assumed debt. Hertel, based in Furth, Germany, is a manufacturer and marketer of cemented carbide tools and tooling systems which are similar to the metalcutting tools and tooling systems produced by the company. The acquisition of Hertel has not materially changed the product lines offered by the company. While the company's primary market is the United States, however, Hertel's primary market is Germany and Western Europe. The acquisition of Hertel significantly increased the company's market share in these markets. Hertel had consolidated sales of approximately $201 million for the year ended December 31, 1992.

Non-U.S. Operations
- - - -------------------

The company's principal non-U.S. operations are conducted in Western Europe and Canada. In addition, the company has joint ventures in Japan, India and Italy, sales offices and sales agents in Asia-Pacific and sales agents in eastern Europe and other areas of the world. The company's non-U.S. operations are subject to the usual risks of doing business in those countries, including currency fluctuations and changes in social, political and economic environments. In management's opinion, the company's business is not materially dependent upon any one non-U.S. location involving significant risk.

The company's foreign and export sales are presented on page 17 of the 1994 Annual Report to Shareholders, and such information is incorporated herein by reference. Information pertaining to the effects of foreign currency fluctuations is contained under the caption "Foreign Currency Translation" in the notes to the consolidated financial statements on page 24 of the 1994 Annual Report to Shareholders, and such information is incorporated herein by reference.

Marketing and Distribution
- - - --------------------------

The company's products are sold through three distinct channels: direct sales, full-service supply and mail order catalogs. The company's manufactured products are sold to end-users primarily through a direct sales force. Service engineers and technicians directly assist customers with product design, selection and application. In addition, Kennametal-manufactured products, together with a broad range of purchased products, are sold through full-service supply programs and mail order catalogs. The company also uses independent distributors and sales agents in foreign markets and in selected manufacturing regions of the United States.

The company's products are marketed under various trademarks and tradenames, such as Kennametal*, the letter K combined with other identifying letters and/or numbers, Block Style K*, Kendex*, Kenloc*, Top Notch*, Erickson*, Kyon* and KM*. Purchased products are sold under the manufacturer's name or a private label.

Competition
- - - -----------

Kennametal is one of the world's leading producers of cemented carbide tools and maintains a strong competitive position, especially in the United States and Canada. There is active competition in the sale of all products made by the company, with approximately 30 companies engaged in the cemented carbide business in the United States and many more outside the U.S. Several competitors are divisions of larger corporations. In addition, several hundred fabricators and toolmakers in the United States, many of whom operate out of relatively small shops, produce tools similar to those made by the company and buy the cemented carbide components for such tools from cemented carbide producers, including the company. Major domestic competition exists from both U.S.-based and foreign-based concerns. In addition, the company competes with thousands of industrial supply companies in the United States.

The principal methods of competition in the company's business are service, product innovation, technical product performance, quality, availability and price. The company believes that its competitive strength rests on its customer service capabilities including its multiple distribution channels, its ability to develop new and improved tools responsive to the needs of its customers and the consistent high quality of its products. These factors frequently permit the company to sell such products based on the value added for the customer rather than strictly on price.

Seasonality
- - - -----------

Seasonal variations do not have a major effect on the company's business. However, to varying degrees, traditional summer vacation shutdowns of metalworking customers' plants and holiday shutdowns often affect the company's sales levels during the first and second quarters of its fiscal year.

Backlog
- - - -------

The company's backlog of orders is generally not significant to its operations. Approximately 80 percent of all orders are filled from stock and the balance is generally filled within short lead-times.

Research and Development
- - - ------------------------

The company is involved in research and development of new products and processes. Research and development expenses totaled $15.2 million, $14.7 million and $13.7 million in 1994, 1993 and 1992, respectively. Additionally, certain costs associated with improving manufacturing processes are included in cost of goods sold. The company holds a number of patents and licenses which, in the aggregate, are not material to the operation of the business.

The company has brought a number of new or improved products to market during the past few years. These include metalcutting inserts that incorporate innovative tool geometries for improved chip control and productivity; improved stationary toolholders and quick-change tooling systems including KM* tooling; KC9010* and KC9025* multi-coated metalcutting inserts for turning applications; and KCD25* diamond-coated metalcutting inserts.

Raw Materials and Supplies
- - - --------------------------

Major metallurgical raw materials consist of ore concentrates, compounds and secondary materials containing tungsten, tantalum, titanium, niobium and cobalt. Although these raw materials are in relatively adequate supply, major sources are located abroad and prices at times have been volatile. For these reasons, the company exercises great care in the selection, purchase and inventory availability of these materials. The company also purchases substantial quantities of steel bars and forgings for making toolholders and other tool parts and accessories. Products purchased for resale are obtained from hundreds of suppliers located in the U.S. and abroad.

Employees
- - - ---------

The company employed approximately 6,600 persons at June 30, 1994, of which 4,000 were located in the United States and 2,600 in other parts of the world, principally Europe and Canada. Approximately 1,200 employees were represented by labor unions, of which 130 were hourly-rated employees located at plants in the Latrobe, Pennsylvania area. The remaining 1,070 employees represented by labor unions were employed at eight plants located outside of the United States. The company considers its labor relations to be generally good.

Regulation
- - - ----------

Compliance with government laws and regulations pertaining to the discharge of materials or pollutants into the environment or otherwise relating to the protection of the environment, did not have a material effect on the company's capital expenditures, earnings or competitive position for the year covered by this report, nor is such compliance expected to have a material effect in the future.


- - - -------------------------------------
*  Trademark owned by Kennametal Inc.

ITEM 2.  PROPERTIES

Presented below is a summary of principal plants and other significant real property used by the company and its majority-owned subsidiaries as of June 30, 1994. Further information pertaining to the company's corporate headquarters and principal plants is presented under the caption "Locations, Subsidiaries and Affiliates" on page 38 of the company's 1994 Annual Report to Shareholders, and such information is incorporated herein by reference.

United States
- - - -------------

The company owns and operates nine principal manufacturing locations within the United States, including two each in North Carolina, Ohio and Pennsylvania, and one each in Virginia, Tennessee and Nevada. Refining and other metallurgical operations occur at three of these locations (Fallon, Nevada; Latrobe (Kingston), Pennsylvania and Henderson, North Carolina).

Marketing activities are supported by a network of warehouses and customer service centers strategically located throughout the United States. A significant portion of this space is leased. The majority of the company's research and development efforts are conducted in a corporate technology center located adjacent to corporate headquarters in Latrobe, Pennsylvania. The new facility, completed in fiscal 1992, consolidated the research and development activities previously performed at six locations in the Latrobe area.

Hertel Cutting Technologies Inc. leases office facilities in Knoxville, Tennessee.

Canada
- - - ------

The company owns and operates two manufacturing plants in British Columbia, including a metallurgical plant in Port Coquitlam, British Columbia. Canadian marketing activities are supported by a network of leased warehouses and customer service centers.

Europe
- - - ------

Kennametal Hertel G.m.b.H. owns office property in Friedrichsdorf, Germany and warehousing facilities in Neunkirchen, Germany.

Kennametal Hertel U.K., a branch of Kennametal Inc. (U.S.), leases a facility in Kingswinford (Birmingham), England, which is used for manufacturing, warehousing and offices.

Kennametal Hertel Belgium S.A. leases a facility in Herstal
(Liege), Belgium, which is used for offices and warehousing.

Kennametal Hertel France S.A. leases a facility in Ris Orangis
(Paris), France, which is used for warehousing, offices and a limited amount of manufacturing.

Kennametal Hertel AG ("Hertel") owns manufacturing facilities in Ebermannstadt, Mistelgau and Nabburg, Germany. In addition, Hertel leases a manufacturing facility in Vohenstrauss, Germany and warehousing and office facilities in Furth, Germany. Nederlandse Hardmetaal Fabrieken B.V., a wholly-owned subsidiary of Hertel owns property in Arnhem, Netherlands which is used for manufacturing and offices.

Other Non-U.S. Locations
- - - ------------------------

Kennametal Australia Pty. Ltd. owns property in Sydney,
Australia, which is used for offices and warehousing.

Office and warehouse facilities are leased in Korea and Singapore.

Present Condition of Properties
- - - -------------------------------

All significant properties are used in the company's dominant business of powder metallurgy, tools, tooling systems and supplies. The company's production capacity is adequate for its present needs. The company believes that its properties have been adequately maintained, are generally in good condition and are suitable for the company's business as presently conducted.

ITEM 3.  LEGAL PROCEEDINGS

     (a) On August 13, 1993, the company was served with a Notice of Violation dated August 9, 1993, issued by the United States Environmental Protection Agency ("EPA"). The EPA alleges violations concerning visible emissions from the company's Fallon, Nevada facility. On October 6, 1993, the EPA issued an interim compliance order with respect to this matter. On April 26, 1994, the company was served with a second Notice of Violation dated April 19, 1994, which relates to the first Notice of Violation. The EPA alleges in the second but related notice the violation of a regulation concerning the allowable particulate emission rate. The company anticipates that the EPA will impose a penalty in excess of $100,000 with respect to these violations; however, it is management's opinion, based on its evaluation and discussions with outside counsel, that the ultimate resolution of this matter will not have a material adverse effect on the results of operations or financial position of the company.

     (b) At the annual meeting of shareholders of Hertel held on December 6, 1993, two minority shareholders of Hertel (Dr. Bernard Appel and Christa Gotz), one of whom purported to own or control 2,500 shares and the other of whom purported to own 5 shares, filed protests with respect to the resolution adopted by the Hertel shareholders which authorized and approved Hertel entering into the Domination Contract with the company which permits the company to direct Hertel's operations. The filing of a protest is a prerequisite to a shareholder's filing a formal complaint which must be filed within an applicable time period. Only Mrs. Gotz filed a formal complaint within the applicable time period. Her complaint was filed in the District Court at Nuremberg, Bavaria, Germany, and sought to declare null and void the shareholder resolution by arguing that it should not have been considered at the annual meeting because the requisite prior notice period for presenting a resolution to approve a domination contract (30 days) had not expired, even though Hertel had published notice of the proposed Domination Contract more than 30 days prior to the date of the annual meeting, due to Hertel's having also subsequently published, within 30 days prior to the date of the annual meeting, a clarification of certain terms of the Domination Contract relating to payment of German taxes on future minimum dividend payments to minority shareholders. The complaint also asserted that the tax treatment specified in the clarifications is improper under German law which renders the resolution void. On July 14, 1994, the Court in Nuremberg issued its decision. The Court ruled that the tax treatment of payments to Hertel minority shareholders was not correct and voided the clarification regarding the tax treatment of future dividends. However, the Court refused to void the shareholder approval of the Domination Contract which therefore remains in effect. Neither party appealed this decision which has become final. It is management's opinion that the change in tax treatment will not have a material adverse effect on the results of operations or financial position of the company.

Under German law, the company is required to offer to minority shareholders to purchase their shares for a reasonable compensation and to guarantee dividends during the term of the Domination Contract (ending June 30, 1996, subject to annual renewals) and to pay to Hertel any net cumulative losses it sustains during the term and has liability to Hertel creditors as if Hertel merged with the company. Apart from the complaint challenging the validity of the resolution approving and authorizing the Domination Contract, minority shareholders are contesting the reasonableness of the purchase price for minority shares and the minimum dividend on minority shares offered by the company in connection with the Domination Contract. It is management's opinion that Hertel has viable defenses to the contest of the reasonableness of the minority share purchase price and minimum dividend and, in any event, that the ultimate outcome of this matter will not have a material adverse effect on the results of operations or financial position of the company.

     (c) There are no other material pending legal proceedings, other than litigation incidental to the ordinary course of business, to which the company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 1994, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

                          OFFICERS OF THE REGISTRANT


Name, Age, and Position                        Experience During Past Five Years (2)
- - - -----------------------                        -------------------------------------
Robert L. McGeehan, 57 (1)                     President and Director since 1989.  Chief
   President                                   Executive Officer since October 1, 1991.
   Chief Executive Officer                     Vice President from 1984 to 1989.  Director
   Director                                    of Metalworking Systems Division from 1988
                                               to 1989.

David B. Arnold, 55 (1)                        Vice President since 1979.  Director of
   Vice President                              Kennametal International from 1983 to 1988.
   Chief Technical Officer

James R. Breisinger, 44                        Vice President since 1990.  Named
   Vice President                              Controller in 1994.  Managing Director of
   Controller                                  Europe from 1991 to 1994.  Controller from
                                               1983 to 1991.

David T. Cofer, 49 (1)                         Vice President since 1986.  Secretary and
   Vice President                              General Counsel since 1982.
   Secretary and General Counsel

Richard P. Gibson, 59                          Assistant Treasurer since 1985.  Director
   Assistant Treasurer                         of Taxes since 1980.
   Director of Taxes

Michael E. Godfrey, 61                         Named Director of Financial Projects in
   Director of Financial Projects              1994.  Controller from 1991 to 1994.
                                               Manager of Division Accounting from 1985
                                               to 1991.

James W. Heaton, 62                            Senior Vice President since 1990.  Director
   Senior Vice President                       Engineering for the Metalworking Systems
   Director of Customer Satisfaction           Division from 1978 to 1990.

Richard C. Hendricks, 55 (1)                   Vice President since 1982.  General
   Vice President                              Manager of the Mining and Metallurgical
   Director of Corporate Business              Division from 1990 to 1992 and General
   Development                                 Manager of Advanced Materials Division
                                               from 1986 to 1990.

Timothy D. Hudson, 48                          Elected Vice President in 1994.  Director
   Vice President                              of Human Resources since 1992.  Corporate
   Director of Human Resources                 Manager of Human Resources from 1978 to
                                               1992.

H. Patrick Mahanes, Jr., 51 (1)                Vice President since 1987.  Director of
   Vice President                              Metalworking Manufacturing from 1988 to
   Director of Operations                      1991.  Director of Corporate Technology
                                               from 1987 to 1988.

Richard V. Minns, 56                           Vice President since 1990.  Director of
   Vice President                              Sales for the Metalworking Systems Division
   Director of Metalworking Sales,             since 1985.
   North America

James E. Morrison, 43                          Elected Vice President in 1994.  Treasurer
   Vice President                              since 1987.
   Treasurer

Kevin G. Nowe, 42                              Joined the company as Assistant General
   Assistant Secretary                         Counsel in 1992 and was elected Assistant
   Assistant General Counsel                   Secretary in 1993. Previously was Senior
                                               Counsel and Corporate Secretary of Emro
                                               Marketing Company in Enon, Ohio.

Richard J. Orwig, 53 (1)                       Vice President since 1987.  Named Chief
   Vice President                              Financial and Administrative Officer in
   Chief Financial and Administrative          1994.  Director of Administration from
   Officer                                     1991 to 1994. Director of Human Resources
                                               from 1989 to 1991.

Alan G. Ringler, 44 (1)                        Vice President since 1989. Director of
   Vice President                              Metalworking, North America, from 1991 to
   Director of Metalworking Systems            1992, Managing Director, Europe from 1990
   Division                                    to 1991 and Director of Marketing and
                                               Customer Service for the Metalworking
                                               Systems Division from 1989 to 1990.

Michael W. Ruprich, 38 (1)                     Elected Vice President and named President
   Vice President, Kennametal Inc.             of J&L America Inc. in 1994.  General
   President, J&L America Inc.                 Manager of J&L from 1993 to 1994.  National
                                               Sales and Marketing Manager from 1992 to
                                               1993.  General Manager-East Coast Region
                                               from 1990 to 1992.

P. Mark Schiller, 46                           Elected Vice President in 1992.  Joined
   Vice President                              the company in 1988 as Project Manager,
   Director of Kennametal Distribution         Logistics. Director of Materials
   Services                                    Management from 1988 to 1990.  Prior to
                                               1988, he held various systems development
                                               and distribution positions at Fisher
                                               Scientific Company.

Notes:
- - - -----
   (1)  Executive officer of the Registrant.
   (2) Each officer has been elected by the Board of Directors to serve until removed or until a successor is elected and qualified, and has served continuously as an officer since first elected.

                                  PART II

The information required under Items 5 through 8 is included in the 1994 Annual Report to Shareholders and such information is incorporated herein by reference as indicated by the following table.

                                                  Incorporated by Reference to Captions
                                                  and Pages of the 1994 Annual Report
                                                  -------------------------------------
Item 5.  Market for the Registrant's              Note 5 to the Consolidated Financial
         Capital Stock and Related                Statements, Term Debt and Capital Leases
         Stockholder Matters                      (with respect to dividend restrictions)
                                                  on page 26.

                                                  Quarterly Financial Data (Unaudited)
                                                  on page 32.


Item 6.  Selected Financial Data                  Eleven Year Summary (information with
                                                  respect to the years 1990 to 1994)
                                                  on pages 34 and 35.


Item 7.  Management's Discussion and              Management's Discussion & Analysis
         Analysis of Financial Condition          on pages 16 to 19.
         and Results of Operations


Item 8.  Financial Statements and                 Item 14(a)1. herein and Quarterly
         Supplementary Data                       Financial Data (Unaudited) on page 32.


Item 9.  Changes in and Disagreements             Not applicable.
         on Accounting and Financial
         Disclosure


                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information set forth in
Part I under the caption "Officers of the Registrant," and the information set forth under the caption "Election of Directors" in the company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 30, 1994 (1994 Proxy Statement).

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference is the information set forth under the caption "Compensation of Executive Officers" and certain information regarding directors' fees under the caption "Board of Directors and Board Committees" in the 1994 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information set forth under the caption "Ownership of Capital Stock by Directors, Nominees and Executive Officers" with respect to the directors' and officers' shareholdings and under the caption "Principal Holders of Voting Securities" with respect to other beneficial owners in the 1994 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is certain information set forth in the notes to the table under the caption "Election of Directors" and under the caption "Certain Transactions" in the 1994 Proxy Statement.

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Form 10-K report.

   1.  Financial Statements

       The consolidated balance sheets as of June 30, 1994 and 1993, the consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1994,and the notes to consolidated financial statements, together with the report thereon of Arthur Andersen & Co. dated
       August 1, 1994, presented in the company's 1994 Annual Report to Shareholders, are incorporated herein by reference.

   2.  Financial Statement Schedules

       The financial statement schedules shown below should be read in conjunction with the financial statements contained in the 1994 Annual Report to Shareholders. Other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       Separate financial statements of the company are omitted because the company is primarily an operating company and all subsidiaries included in the consolidated financial statements are wholly-owned, with the exception of Kennametal Hertel AG, in which the company has an 82 percent interest.

       Financial Statement Schedules:

              Report of Independent Public Accountants

          V - Property, Plant and Equipment for the Three Years Ended
              June 30, 1994

         VI - Accumulated Depreciation and Amortization of Property, Plant and Equipment for the Three Years Ended June 30, 1994

       VIII - Valuation and Qualifying Accounts for the Three Years Ended
              June 30, 1994

         IX - Short-Term Borrowings for the Three Years Ended June 30, 1994

          X - Supplementary Income Statement Information for the Three Years
              Ended June 30, 1994

   3.  Exhibits

          (3)  Articles of Incorporation and
               Bylaws

               3(i)  Articles of Incorporation   Exhibit 3.1 of the company's
                                                 September 30, 1993 Form 10-Q
                                                 is incorporated herein by
                                                 reference.

               3(ii) Bylaws                      Exhibit 3.1 of the company's
                                                 March 31, 1991 Form 10-Q is
                                                 incorporated herein by
                                                 reference.

          (4)  Instruments Defining the Rights
               of Security Holders, Including
               Indentures

               (4.1)  Rights Agreement dated     Exhibit 4 of the company's
                      October 25, 1990           Form 8-K dated October 23,
                                                 1990 is incorporated herein
                                                 by reference.

               (4.2)  Form of Note Agreement     Exhibit 4.3 of the company's
                      with various creditors     1990 Form 10-K is incorporated
                      dated as of May 1, 1990    herein by reference.

                                                 Note: Copies of instruments
                                                 with respect to long-term
                                                 debt or capitalized lease
                                                 obligations which do not
                                                 exceed 10% of consolidated
                                                 assets will be furnished
                                                 to the Securities and
                                                 Exchange Commission upon
                                                 request.

         (10)  Material Contracts

               (10.1)* Management Performance    The discussion regarding
                       Bonus Plan                the Management Performance
                                                 Bonus Plan under the caption
                                                 "Report of the Board of
                                                 Directors Committee on
                                                 Executive Compensation"
                                                 contained in the company's
                                                 1994 Proxy Statement is
                                                 incorporated herein by
                                                 reference.

               (10.2)* Stock Option Plan         Exhibit 10.3 of the company's
                       of 1982, as amended       December 31, 1985 Form 10-Q
                                                 is incorporated herein by
                                                 reference.

               (10.3)* Stock Option and          Exhibit 10.1 of the company's
                       Incentive Plan of 1988    December 31, 1988 Form 10-Q
                                                 is incorporated herein by
                                                 reference.

               (10.4)* Form of Stock Option      Exhibit 10.2 of the company's
                       Agreement with respect    December 31, 1988 Form 10-Q
                       to the Plan set forth     is incorporated herein by
                       as Exhibit 10.3 hereof    reference.

               (10.5)* Officer employment        Exhibit 10.3 of the company's
                       agreements, as amended    1988 Form 10-K is incorporated
                       and restated              herein by reference.

               (10.6)* Deferred Fee Plan for     Exhibit 10.4 of the company's
                       Outside Directors         1988 Form 10-K is incorporated
                                                 herein by reference.

               (10.7)* Executive Deferred        Exhibit 10.5 of the company's
                       Compensation Trust        1988 Form 10-K is incorporated
                       Agreement                 herein by reference.

               (10.8)* Form of Employment        Exhibit 10.8 of the company's
                       Agreement with certain    1990 Form 10-K is incorporated
                       executive officers        herein by reference.

               (10.9)* Stock Option and          Exhibit 10.1 of the company's
                       Incentive Plan of 1992    September 30, 1992 Form 10-Q
                                                 is incorporated herein by
                                                 reference.

              (10.10)* Directors Stock           Exhibit 10.2 of the company's
                       Incentive Plan            September 30, 1992 Form 10-Q
                                                 is incorporated herein by
                                                 reference.

              (10.11)* Severance Agreement       Exhibit 10.11 of the company's
                       executed by and between   1993 Form 10-K is incorporated
                       Kennametal Inc. and       herein by reference.
                       H. L. Dykema

              (10.12)  Credit Agreement dated    Exhibit 10.12 of the company's
                       as of July 29, 1993       1993 Form 10-K is incorporated
                       by and among Kennametal   herein by reference.
                       Inc. and Deutsche Bank
                       AG, Mellon Bank N.A. and
                       PNC Bank, National
                       Association

              (10.13)  Underwriting Agreement    Exhibit 1.1 of the company's
                       (U.S. Version)            March 31, 1994 Form 10-Q is
                                                 incorporated herein by
                                                 reference.

              (10.14)  Underwriting Agreement    Exhibit 1.2 of the company's
                       (International Version)   March 31, 1994 Form 10-Q is
                                                 incorporated herein by
                                                 reference.

              (10.15)  Amendment No. 1 dated     Filed herewith.
                       as of October 26, 1993
                       to Credit Agreement
                       dated as of July 29,
                       1993 by and among
                       Kennametal Inc. and
                       Deutsche Bank AG, Mellon
                       Bank N.A. and PNC Bank,
                       National Association

              (10.16)  Amendment No. 2 dated     Filed herewith.
                       as of June 15, 1994 to
                       Credit Agreement dated
                       as of July 29, 1993 by
                       and among Kennametal
                       Inc. and Deutsche Bank
                       AG, Mellon Bank N.A. and
                       PNC Bank, National
                       Association

         (13)  Annual Report to Shareholders     The 1994 Annual Report is
                                                 included as an exhibit
                                                 hereto.  With the exception
                                                 of the information
                                                 specifically incorporated by
                                                 reference in this Form 10-K,
                                                 the 1994 Annual Report is
                                                 not to be deemed filed as a
                                                 part hereof.

         (21)  Subsidiaries of the Registrant    Filed herewith.

         (23)  Consent of Independent Public     Filed herewith.
               Accountants

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended June 30, 1994.

- - - ----------------
* Denotes management contract or compensatory plan or arrangement.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KENNAMETAL INC.


                              By   RICHARD J. ORWIG
                                   --------------------------
                                   Richard J. Orwig
                                   Vice President, Chief Financial
                                   and Administrative Officer

Date:  September 21, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                       Title                       Date
   ---------                       -----                       ----
     QUENTIN C. MCKENNA
- - - ------------------------
     Quentin C. McKenna     Chairman of the Board          September 21, 1994


     ROBERT L. MCGEEHAN
- - - ------------------------
     Robert L. McGeehan     President, Chief Executive     September 21, 1994
                            Officer and Director


    JAMES R. BREISINGER
- - - ------------------------
    James R. Breisinger     Vice President, Controller     September 21, 1994
                            and Chief Accounting Officer


    RICHARD J. ORWIG
- - - ------------------------
    Richard J. Orwig        Vice President, Chief          September 21, 1994
                            Financial and Administrative
                            Officer

    RICHARD C. ALBERDING
- - - ------------------------
    Richard C. Alberding            Director               September 21, 1994


    PETER B. BARTLETT
- - - ------------------------
    Peter B. Bartlett               Director               September 21, 1994


     ROBERT N. ESLYN
- - - ------------------------
     Robert N. Eslyn                Director               September 21, 1994


  WARREN H. HOLLINSHEAD
- - - -------------------------
  Warren H. Hollinshead             Director               September 21, 1994


 ALOYSIUS T. MCLAUGHLIN, JR.
- - - ----------------------------
 Aloysius T. McLaughlin, Jr.        Director               September 21, 1994


    WILLIAM R. NEWLIN
- - - ------------------------
    William R. Newlin               Director               September 21, 1994


     EUGENE R. YOST
- - - ------------------------
     Eugene R. Yost                 Director               September 21, 1994


       LARRY YOST
- - - ------------------------
       Larry Yost                   Director               September 21, 1994


                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Shareholders of Kennametal Inc.


We have audited, in accordance with generally accepted auditing standards, the financial statements included in Kennametal Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated August 1, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index in Item 14(a)2 of this Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                               ARTHUR ANDERSEN LLP


Pittsburgh, Pennsylvania
August 1, 1994


KENNAMETAL INC.                                                                                             SCHEDULE V
PROPERTY, PLANT AND EQUIPMENT
FOR THE THREE YEARS ENDED JUNE 30, 1994
- - - ------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

                                                                          Foreign           Business
                       Balance at                                         Currency         Combinations,      Balance at
                      Beginning of      Additions                       Translation       Transfers and        End of
Classification            Year           At Cost       Retirements      Adjustments        Adjustments          Year
- - - --------------        ------------      ---------      -----------      ------------      --------------     ----------
1994
- - - ----
Land                    $ 10,069         $   639         $   117          $   30            $  (228)(a)(b)    $ 10,393
Buildings and
   improvements          104,882           1,047           8,009           3,800             26,843 (a)(b)     128,563
                        --------         -------         -------          ------            -------           --------
                        $114,951         $ 1,686         $ 8,126          $3,830            $26,615           $138,956
                        ========         =======         =======          ======            =======           ========
Machinery and
   equipment            $205,720         $17,388         $14,801          $2,648            $23,203 (a)(b)    $234,158
Furniture and
   fixtures               80,385           8,085           6,479            (449)            11,615 (a)(b)      93,157
Automotive
   equipment               1,372             154             199              29                 25 (b)          1,381
                        --------         -------         -------          ------            -------           --------
                        $287,477         $25,627         $21,479          $2,228            $34,843           $328,696
                        ========         =======         =======          ======            =======           ========
1993
- - - ----
Land                    $ 10,200         $   -           $    32         $   (99)           $   -             $ 10,069
Buildings and
   improvements           96,140          11,351             965          (1,644)               -              104,882
                        --------         -------         -------         -------            --------          --------
                        $106,340         $11,351         $   997         $(1,743)           $   -             $114,951
                        ========         =======         =======         =======            ========          ========
Machinery and
   equipment            $208,672         $ 6,674         $ 4,634         $(4,992)           $   -             $205,720
Furniture and
   fixtures               82,628           4,812           5,670          (1,385)               -               80,385
Automotive
   equipment               1,867             262             695             (62)               -                1,372
                        --------         -------         -------         -------            --------          --------
                        $293,167         $11,748         $10,999         $(6,439)           $   -             $287,477
                        ========         =======         =======         =======            ========          ========
1992
- - - ----
Land                    $ 10,226         $   -           $   170         $    95            $     49          $ 10,200
Buildings and
   improvements           70,572          13,134           2,606           1,702              13,338            96,140
                        --------         -------         -------         -------            --------          --------
                        $ 80,798         $13,134         $ 2,776         $ 1,797            $ 13,387          $106,340
                        ========         =======         =======         =======            ========          ========
Machinery and
   equipment            $215,891         $19,690         $11,768         $ 6,078            $(21,219)(c)      $208,672
Furniture and
   fixtures               74,423           3,389           3,540           1,259               7,097            82,628
Automotive
   equipment               4,848             342           3,306             (17)                -               1,867
                        --------         -------         -------         -------            --------          --------
                        $295,162         $23,421         $18,614         $ 7,320            $(14,122)         $293,167
                        ========         =======         =======         =======            ========          ========

(a) Includes the reclassification of assets relating to the Neunkirchen manufacturing facility which are held for sale.

(b) Includes the fair value of property, plant and equipment acquired in connection with the purchase of an 81 percent interest in Hertel AG.

(c) Represents transfer of assets relating to the completion of the Corporate Technology Center.


KENNAMETAL INC.                                                                              SCHEDULE VI
ACCUMULATED DEPRECIATION AND AMORTIZATION OF
PROPERTY, PLANT AND EQUIPMENT
FOR THE THREE YEARS ENDED JUNE 30, 1994
- - - --------------------------------------------------------------------------------------------------------
(Dollars in thousands)

                                 Additions                  Foreign
                   Balance at    Charged to                 Currency                         Balance at
                  Beginning of   Costs and                  Translation     Transfers and      End of
Classification       Year         Expenses    Retirements   Adjustments      Adjustments        Year
- - - --------------    ------------   ----------   -----------   -----------     -------------    ----------
1994
- - - ----
Buildings and
   improvements    $ 26,235        $ 3,993      $ 2,122      $   122        $(2,805)(a)      $ 25,423
Machinery and
   equipment        127,995         25,668       14,032         (283)          (125)(a)       139,223
Furniture and
   fixtures          55,086          9,209        4,944          239           (548)(a)        59,042
Automotive
   equipment            807            190          117            5            (19)              866
                   --------        -------      -------      -------        -------          --------
                   $210,123        $39,060      $21,215      $    83        $(3,497)         $224,554
                   ========        =======      =======      =======        =======          ========
1993
- - - ----
Buildings and
   improvements    $ 23,570        $ 3,649      $   354      $  (630)       $   -            $ 26,235
Machinery and
   equipment        122,692         13,730        4,390       (4,037)           -             127,995
Furniture and
   fixtures          51,711          9,855        5,428       (1,052)           -              55,086
Automotive
   equipment          1,032            268          474          (19)           -                 807
                   --------        -------      -------      -------        --------         --------
                   $199,005        $27,502      $10,646      $(5,738)       $   -            $210,123
                   ========        =======      =======      =======        ========         ========
1992
- - - ----
Buildings and
   improvements    $ 21,084        $ 2,989      $ 1,149      $   646        $   -            $ 23,570
Machinery and
   equipment        115,185         13,859       10,746        4,394            -             122,692
Furniture and
   fixtures          43,723         10,333        3,247          902            -              51,711
Automotive
   equipment          2,138            668        1,774          -              -               1,032
                   --------        -------      -------      -------        --------         --------
                   $182,130        $27,849      $16,916      $ 5,942        $   -            $199,005
                   ========        =======      =======      =======        ========         ========

(a) Includes the reclassification of assets relating to the Neunkirchen manufacturing facility which are held for sale.



KENNAMETAL INC.                                                                                          SCHEDULE VIII
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED JUNE 30, 1994
- - - ----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)


                                                            Additions
                                           --------------------------------------------
                            Balance at      Charged to                                      Deductions      Balance at
                           Beginning of     Costs and                     Business            from            End of
Description                    Year         Expenses      Recoveries    Combinations (a)    Reserves (b)       Year
- - - -----------                ------------    -----------    ----------    ----------------   -------------    ----------
1994
- - - ----
Allowance for doubtful
  accounts                    $2,062         $ 608          $334          $6,682            $358             $9,328
                              ======         =====          ====          ======            ====             ======
1993
- - - ----
Allowance for doubtful
   accounts                   $2,054         $754           $247          $  -              $993             $2,062
                              ======         ====           ====          ======            ====             ======
1992
- - - ----
Allowance for doubtful
   accounts                   $2,142         $605           $237          $  -              $930             $2,054
                              ======         ====           ====          ======            ====             ======

(a) Represents the allowance recognized in connection with the purchase of an 81 percent interest in Hertel AG.
(b)  Represents uncollected accounts charged against the allowance.



KENNAMETAL INC.                                                                                SCHEDULE IX
SHORT-TERM BORROWINGS
FOR THE THREE YEARS ENDED JUNE 30, 1994
- - - ------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

                                                         Maximum            Average             Weighted
                                                          Amount             Amount              Average
Category of          Balance at         Weighted        Outstanding        Outstanding         Interest Rate
Short-Term             End of            Average        During the         During the           During the
Borrowings             Period         Interest Rate       Period           Period (a)           Period (a)
- - - -----------          -----------      -------------     -----------        -----------         -------------
1994
- - - ----
Amounts payable
   to banks          $52,753            6.0%             $89,880            $51,231               5.9%
                     =======            ====             =======            =======               ====
1993
- - - ----
Amounts payable
   to banks          $20,553            7.0%             $39,327            $28,626               5.6%
                     =======            ====             =======            =======               ====
1992
- - - ----
Amounts payable
   to banks          $28,490            5.5%             $48,608            $35,512               6.0%
                     =======            ====             =======            =======               ====

(a)  Average borrowings are based on month-end balances.
     The average interest rate is based on the month-end balances and the month-end interest rates.



KENNAMETAL INC.                                                    SCHEDULE X
SUPPLEMENTARY INCOME STATEMENT INFORMATION
FOR THE THREE YEARS ENDED JUNE 30, 1994
- - - -----------------------------------------------------------------------------
(Dollars in thousands)

                                          Charged to Costs and Expenses
                                          -----------------------------

                                    1994              1993            1992
                                    -------           -------         -------

Maintenance and repairs             $34,630           $25,161         $25,917
                                    =======           =======         =======

Rent expense                        $11,522           $ 8,545         $ 9,666
                                    =======           =======         =======

Advertising costs                   $ 7,671           $ 6,752         $ 6,127
                                    =======           =======         =======

                          EXHIBIT INDEX


Exhibit
  No.                                                Reference
- - - -------                                  ------------------------------------
 3.1  Articles of Incorporation          Exhibit 3.1 of the company's
                                         September 30, 1993 Form 10-Q is
                                         incorporated herein by reference.

 3.2  Bylaws                             Exhibit 3.1 of the company's
                                         March 31, 1991 Form 10-Q is
                                         incorporated herein by reference.

 4.1  Rights Agreement dated             Exhibit 4 of the company's
      October 25, 1990                   Form 8-K dated October 23,
                                         1990 is incorporated herein
                                         by reference.

 4.2  Form of Note Agreement with        Exhibit 4.3 of the company's 1990
      various creditors dated as         Form 10-K is incorporated herein
      of May 1, 1990                     by reference.

 10.1 Management Performance             The discussion regarding the
      Bonus Plan                         Management Performance Bonus Plan
                                         under the caption "Report of the
                                         Board of Directors Committee on
                                         Executive Compensation" contained in
                                         the company's 1994 Proxy Statement is
                                         incorporated herein by reference.

 10.2 Stock Option Plan of 1982,         Exhibit 10.3 of the company's
      as amended                         December 31, 1985 Form 10-Q is
                                         incorporated herein by reference.

 10.3 Stock Option and                   Exhibit 10.1 of the company's
      Incentive Plan of 1988             December 31, 1988 Form 10-Q is
                                         incorporated herein by reference.

 10.4 Form of Stock Option               Exhibit 10.2 of the company's
      Agreement with respect to          December 31, 1988 Form 10-Q is
      the Plan set forth as              incorporated herein by reference.
      Exhibit 10.3 hereof

 10.5 Officer employment agreements,     Exhibit 10.3 of the company's 1988
      as amended and restated            Form 10-K is incorporated herein by
                                         reference.

 10.6 Deferred Fee Plan for              Exhibit 10.4 of the company's 1988
      Outside Directors                  Form 10-K is incorporated herein by
                                         reference.

 10.7 Executive Deferred                 Exhibit 10.5 of the company's 1988
      Compensation Trust                 Form 10-K is incorporated herein by
      Agreement                          reference.

 10.8 Form of Employment Agreement       Exhibit 10.8 of the company's 1990
      with certain executive officers    Form 10-K is incorporated herein by
                                         reference.

 10.9 Stock Option and                   Exhibit 10.1 of the company's
      Incentive Plan of 1992             September 30, 1992 Form 10-Q is
                                         incorporated herein by reference.

10.10 Directors Stock Incentive Plan     Exhibit 10.2 of the company's
                                         September 30, 1992 Form 10-Q is
                                         incorporated herein by reference.

10.11 Severance Agreement executed       Exhibit 10.11 of the company's 1993
      by and between Kennametal Inc.     Form 10-K is incorporated herein by
      and H.L. Dykema                    reference.

10.12 Credit Agreement dated as of       Exhibit 10.12 of the company's 1993
      July 29, 1993 by and among         Form 10-K is incorporated herein by
      Kennametal Inc. and Deutsche       reference.
      Bank AG, Mellon Bank N.A. and
      PNC Bank, National Association

10.13 Underwriting Agreement             Exhibit 1.1 of the company's
      (U.S. Version)                     March 31, 1994 Form 10-Q is
                                         incorporated herein by reference.

10.14 Underwriting Agreement             Exhibit 1.2 of the company's
      (International Version)            March 31, 1994 Form 10-Q is
                                         incorporated herein by reference.

10.15 Amendment No. 1 dated as of        Filed herewith.
      October 26, 1993 to Credit
      Agreement dated as of
      July 29, 1993 by and among
      Kennametal Inc. and Deutsche
      Bank AG, Mellon Bank N.A. and
      PNC Bank, National Association

10.16 Amendment No. 2 dated as of        Filed herewith.
      June 15, 1994 to Credit
      Agreement dated as of
      July 29, 1993 by and among
      Kennametal Inc. and Deutsche
      Bank AG, Mellon Bank N.A. and
      PNC Bank, National Association

13    Annual Report to Shareholders      Filed herewith.

21    Subsidiaries of the Registrant     Filed herewith.

23    Consent of Independent Public      Filed herewith.
      Accountants
