Form 10-Q
period 1994-09-30
KENNAMETAL INC
filed 1994-11-14
CIK 55242

FORM 10-Q

		    SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C.  20549


	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		     SECURITIES EXCHANGE ACT OF 1934


	       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994


		      Commission file number 1-5318


			      KENNAMETAL INC.
	     (Exact name of registrant as specified in its charter)


	  PENNSYLVANIA                        25-0900168
  (State or other jurisdiction of          (I.R.S. Employer
	of incorporation)                 Identification No.)


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


	 TITLE OF EACH CLASS                OUTSTANDING AT OCTOBER 31, 1994
- ----------------------------------------    -------------------------------
Capital Stock, par value $1.25 per share             26,473,356

			 KENNAMETAL INC.
			   FORM 10-Q
	       FOR QUARTER ENDED SEPTEMBER 30, 1994
	       ------------------------------------

		       TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION
- --------------------------------

Item 1.   Financial Statements:

	  Condensed Consolidated Balance Sheets (Unaudited)
	     September 30, 1994 and June 30, 1994

	  Condensed Consolidated Statements of Income (Unaudited)
	     Three months ended September 30, 1994 and 1993

	  Condensed Consolidated Statements of Cash Flows (Unaudited)
	     Three months ended September 30, 1994 and 1993

	  Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION
- ---------------------------

Item 1.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

		      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
- -------------------------------------------------
(Dollars in thousands)

					      September 30,     June 30,
						  1994            1994
					      -------------    ---------
ASSETS
- ------
Current Assets:
   Cash and equivalents                        $   9,444       $  17,190
   Accounts receivable, less allowance for
      doubtful accounts of $10,419 and $9,328    149,542         143,691
   Inventories                                   170,122         158,179
   Deferred income taxes                          13,768          13,744
					       ---------       ---------
   Total current assets                          342,876         332,804
					       ---------       ---------

Property, Plant and Equipment                    475,734         467,652
   Less: accumulated depreciation               (232,687)       (224,554)
					       ---------       ---------
   Net property, plant and equipment             243,047         243,098
					       ---------       ---------
Other Assets:
   Investments in affiliated companies             7,239           6,393
   Intangible assets, less accumulated
      amortization of $17,358 and $16,540         30,522          32,141
   Deferred income taxes                          65,803          65,606
   Other                                          14,956          17,490
					       ---------       ---------
   Total other assets                            118,520         121,630
					       ---------       ---------

   Total assets                                $ 704,443       $ 697,532
					       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
   Current maturities of term debt
      and capital leases                       $   6,007       $   4,364
   Notes payable to banks                         53,718          52,753
   Accounts payable                               48,142          52,148
   Accrued vacation pay                           14,769          15,569
   Other                                          76,643          77,193
					       ---------       ---------
   Total current liabilities                     199,279         202,027
					       ---------       ---------

Term Debt and Capital Leases,
   Less Current Maturities                        89,291          90,178
Deferred Income Taxes                             19,457          19,279
Other Liabilities                                 53,152          51,800
					       ---------       ---------
   Total liabilities                             361,179         363,284
					       ---------       ---------
Minority Interest                                 10,135          11,412

Shareholders' Equity:
   Capital stock, $1.25 par value;
      70,000,000 shares authorized;
      29,369,658 shares issued                    36,712          36,712
   Preferred stock, 5,000,000 shares
      authorized; none issued                        -               -
   Additional paid-in capital                     84,407          83,839
   Retained earnings                             252,144         245,428
   Treasury shares, at cost (2,896,374 and
      3,015,466 shares)                          (37,517)        (39,247)
   Pension liability adjustment                     (536)           (536)
   Cumulative translation adjustments             (2,081)         (3,360)
					       ---------       ---------
   Total shareholders' equity                    333,129         322,836
					       ---------       ---------
   Total liabilities and shareholders' equity  $ 704,443       $ 697,532
					       =========       =========

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
- -------------------------------------------------------
(Dollars in thousands, except per share data)

						Three Months Ended
						------------------
						   September 30,
						1994          1993
					      --------      --------
NET SALES                                     $218,838      $175,665

COSTS AND EXPENSES:
   Cost of goods sold                          128,051       105,647
   Research and development                      4,419         3,632
   Marketing                                    50,768        42,830
   General and administrative                   12,877        14,057
   Interest expense                              3,474         4,084
   Amortization of intangibles                     773           948
   Restructuring charge                            -          24,749
					      --------      --------
   Total costs and expenses                    200,362       195,947
					      --------      --------

OTHER INCOME                                        92           726
					      --------      --------
INCOME (LOSS) BEFORE TAXES ON INCOME
   AND CUMULATIVE EFFECT OF ACCOUNTING
   CHANGES                                      18,568       (19,556)

PROVISION (BENEFIT) FOR INCOME TAXES             7,900        (1,500)
					      --------       -------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGES                        10,668       (18,056)

CUMULATIVE EFFECT OF ACCOUNTING CHANGES,
   NET OF INCOME TAXES:
      Postretirement benefits                      -         (20,060)
      Income taxes                                 -           5,057
					      --------      --------
NET INCOME (LOSS)                             $ 10,668      $(33,059)
					      ========      ========

PER SHARE DATA:

   Earnings (loss) before cumulative
   effect of accounting changes               $   0.40      $  (0.82)

   Cumulative effect of accounting changes:
      Postretirement benefits                      -           (0.92)
      Income taxes                                 -            0.23
					      --------      --------

   Earnings (loss) per share                  $   0.40      $  (1.51)
					      ========      ========

   Dividends per share                        $   0.15      $  0.145
					      ========      ========

   Average shares outstanding
   (in thousands)                               26,390        21,954
					      ========      ========

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
- -----------------------------------------------------------
(Dollars in thousands)

							Three Months Ended
							------------------
							   September 30,
							 1994        1993
						       --------    --------
OPERATING ACTIVITIES:
   Net income (loss)                                   $ 10,668    $(33,059)
   Adjustments for non-cash items                        10,162      25,676
   Changes in certain assets and liabilities            (21,411)     13,151
						       --------    --------
   Net cash flow from (used for) operating activities      (581)      5,768
						       --------    --------
INVESTING ACTIVITIES:
   Purchase of property, plant and equipment             (7,713)     (4,205)
   Purchase of Hertel AG, net of cash                       -       (19,226)
   Other                                                  1,595        (483)
						       --------    --------
   Net cash flow used for investing activities           (6,118)    (23,914)
						       --------    --------
FINANCING ACTIVITIES:
   Increase in short-term debt                               24      40,175
   Increase in term debt                                  2,288      12,669
   Reduction in term debt                                (1,831)    (15,055)
   Dividend reinvestment and employee stock plans         2,299       1,284
   Cash dividends paid to shareholders                   (3,953)     (3,181)
   Other                                                    -          (125)
						       --------    --------
   Net cash flow from (used for) financing activities    (1,173)     35,767
						       --------    --------
   Effect of exchange rate changes on cash                  126       1,479
						       --------    --------

CASH AND EQUIVALENTS:
   Net increase (decrease) in cash and equivalents       (7,746)     19,100
   Cash and equivalents, beginning                       17,190       4,149
						       --------    --------
   Cash and equivalents, ending                        $  9,444    $ 23,249
						       ========    ========

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                       $  2,294    $  2,585
   Income taxes paid                                   $  1,627    $  2,678

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- ----------------------------------------------------------------

 1. The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the company's 1994 Annual Report. The condensed consolidated balance sheet as of June 30, 1994 has been derived from the audited balance sheet included in the company's 1994 Annual Report. These interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the three months ended September 30, 1994 are not necessarily indicative of the results to be expected for the full fiscal year.

 2. Inventories are stated at lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for a significant portion of domestic inventories and the first-in, first-out (FIFO) method or average cost for other inventories. The company used the LIFO method of valuing its inventories for approximately 60 percent of total inventories at September 30, 1994. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on management's projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

 3. The major classes of inventory as of the balance sheet dates were as follows (dollars in thousands):

					September 30,     June 30,
					   1994             1994
					-------------    ---------
     Finished goods                       $125,406       $112,202
     Work in process and powder blends      53,783         54,831
     Raw materials and supplies             22,561         20,571
					  --------       --------
     Inventory at current cost             201,750        187,604
     Less LIFO valuation                   (31,628)       (29,425)
					  --------       --------

       Total inventories                  $170,122       $158,179
					  ========       ========

 4. The company has been involved in various environmental cleanup and remediation activities at several of its manufacturing facilities. In addition, the company has been named as a potentially responsible party at four Superfund sites in the United States. However, it is management's opinion, based on its evaluations and discussions with outside counsel and independent consultants, that the ultimate resolution of these environmental matters will not have a material adverse effect on the results of operations or financial position of the company.

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

	The Hertel acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of Hertel for the period beginning as of August 4, 1993, forward are included in the accompanying condensed consolidated financial statements. The purchase price has been allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired has been recorded as goodwill and is being amortized over twenty years. The fair values (as adjusted) of assets acquired and liabilities assumed are summarized below (in thousands):

	  Current assets                    $114,800
	  Property, plant and equipment       70,200
	  Intangible assets (goodwill)         5,800
	  Deferred tax asset                  40,600
	  Other noncurrent assets             12,400
	  Current liabilities                104,700
	  Long-term liabilities               89,400

	As presented above, current liabilities includes a reserve of approximately $36.0 million (pretax) for the restructuring of Hertel. The restructuring costs primarily include amounts for severance, phase-out and relocation. The cumulative charges to the restructuring reserve total $20.1 million, leaving a balance of $16.3 million at September 30, 1994. It is expected that the restructuring, which began in fiscal 1994, will be substantially completed during fiscal year 1995.

	In the September 1994 quarter, the company purchased an additional 37,000 common shares of Hertel at a purchase price of DM128 per share. The company's ownership interest in Hertel as of September 30, 1994 was 85 percent.

	In connection with the acquisition of Hertel, the company recognized a special charge in the September 1993 quarter of approximately $20.4 million after taxes in connection with the closure of its manufacturing facility in Neunkirchen, Germany, and other integration related actions. The cumulative charges to the related reserve total $19.4 million, a significant portion of which were cash charges, leaving a balance of $5.3 million at September 30, 1994. It is expected that spending related to this charge will be substantially completed during fiscal year 1995.

	The effect of the purchase on the company's operations, assuming the transaction had occurred on July 1, 1992, would be as follows:

		      Pro Forma (Unaudited)
	   (Dollars in Thousands, Except Per Share Data)
	   ---------------------------------------------

						     Three Months Ended
						     ------------------
						       September 30,
						   1994           1993
						 --------      ----------
						 (Actual)      (Pro Forma)

     Net sales                                   $218,838       $188,347
						 ========       ========

     Income (loss) before cumulative
       effect of accounting changes              $ 10,668       $(19,829)
						 ========       ========

     Net income (loss)                           $ 10,668       $(34,832)
						 ========       ========

     Per share data:

     Earnings (loss) before cumulative
       effect of accounting changes              $   0.40       $ (0.90)

     Cumulative effect of accounting changes:
       Postretirement benefits                        -           (0.92)
       Income taxes                                   -            0.23
						 --------       -------

     Earnings (loss) per share                   $   0.40       $ (1.59)
						 ========       =======

	The pro forma financial information presented above does not purport to present what the company's results of operations would actually have been if the acquisition of Hertel had occurred on July 1, 1992, or to project the company's results of operations for any future period.

 6. Effective July 1, 1993, the company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The change did not significantly affect earnings before cumulative effect of changes in methods of accounting in the first quarter of fiscal year 1994.

	The company provides varying levels of postretirement health care and life insurance benefits to most U.S. employees who retire from active service after having attained age 55 and 10 years of service. This plan remains in effect for all current retirees and employees who will retire prior to January 1, 1997. However, for those employees retiring on or after January 1, 1997, the following plan amendments will be effective. The company's retiree health care payments will be capped at 1996 levels. To qualify for medical benefits at normal retirement (age 65 or later), employees must have a minimum of 5 years of service after age
	40. Medical benefits will be available for only those retirements that begin on or after the normal retirement age of 65.

	The following table presents the components of the company's liability for future retiree health care and life insurance benefits as of June 30, 1994 and July 1, 1993.

						       (Dollars in thousands)

							 June 30,     July 1,
							   1994        1993
							---------    --------
       Accumulated postretirement benefit obligations:
	 Retirees                                       $(14,800)    $(15,100)
	 Fully eligible active participants               (8,000)      (7,600)
	 Other active participants                       (13,000)     (11,300)
							--------     --------
	   Total obligation                             $(35,800)    $(34,000)

       Assets at fair value                                  -            -
							--------     --------

       Accrued postretirement benefit cost              $(35,800)    $(34,000)
							========     ========

	As of September 30, 1994, the company's accrued postretirement benefit liability was $35.8 million.

	The components of retiree health care cost for the first quarter of fiscal year 1995 were as follows:

						      (Dollars in thousands)
       Service cost                                            $  300
       Interest cost                                              725
							       ------

	 Total cost                                            $1,025
							       ======

	The discount rate used in calculating the accumulated postretirement benefit obligations was 8.5 percent. In determining the accumulated postretirement benefit obligations at July 1, 1993 and June 30, 1994, the assumed rates of increase in health care were 15 percent for retirees under age 65 and 10 percent for persons age 65 and older.
	These rates are assumed to decrease to varying degrees annually to 6 percent for years 2002 and thereafter. A 1 percent increase in the trend rate would increase both the accumulated postretirement benefit obligation at June 30, 1994 and the total cost of the plan for the first quarter of fiscal year 1995 by approximately 8 percent. The accumulated postretirement benefit obligation is unfunded.

	Effective July 1, 1994, the company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Under the new standard, the company must recognize the obligation to provide benefits to former or inactive employees after employment, but before retirement. The implementation of the new standard did not have a material impact on the results of operations or financial position of the company.

 7. Effective July 1, 1993, the company adopted SFAS No. 109, "Accounting for Income Taxes." The company previously accounted for income taxes pursuant to the provisions of APB No. 11. The new standard requires the use of the liability method to recognize deferred income tax assets and liabilities using enacted tax rates. As a result of implementing the change in accounting principle, a net deferred tax liability of $5.6 million was recognized relating to net operating loss carryforwards and other tax attributes existing as of July 1, 1993. In addition, the income tax effect of the new method of accounting related to the company's adoption of SFAS No. 106 as of July 1, 1993 was the recognition of additional deferred tax assets of $13.9 million. The combined effect of these items resulted in the recognition of an $8.3 million net deferred tax asset and a net income tax benefit of $5.1 million.

	The components of the company's deferred tax assets and liabilities arising under SFAS No. 109 were as follows:

						       (Dollars in thousands)

							 June 30,    July 1,
							   1994       1993
							---------    --------
     Deferred tax assets:
       Net operating loss carryforwards                 $ 50,839    $  1,086
       Deductible temporary differences:
	 Inventories                                       8,071       6,375
	 Property, plant and equipment                     3,889       1,902
	 Vacation pay                                      3,471       3,287
	 Pensions and other long-term liabilities          1,630       2,288
	 Postretirement benefits other than pensions      13,972      13,940
	 Other deductible temporary differences            4,575       2,424
							--------    --------
     Total deferred tax assets                            86,447      31,302
     Valuation allowance                                  (5,760)     (1,086)
							--------    --------
     Net deferred tax asset                             $ 80,687    $ 30,216
							========    ========
     Deferred tax liabilities:
       Accumulated depreciation                         $ 20,617    $ 21,953
							========    ========

	As a component of its cumulative adjustment from implementing SFAS No. 109, the company recognized a charge of $1.1 million to establish a valuation reserve related to certain tax attributes comprising its net deferred tax asset. As of July 1, 1993, deferred tax liabilities associated with existing taxable temporary differences exceeded deferred tax assets from future deductible temporary differences, excluding those attributable to SFAS No. 106, by approximately $5.7 million. The recognition by the company as of July 1, 1993, of the entire transition obligation related to adopting the provisions of SFAS No. 106 resulted in the recognition of a $13.9 million deferred tax asset. Future operating costs under SFAS No. 106 are expected to exceed deductible amounts for income tax purposes for many years. In addition, under current federal tax regulations, should the company incur tax losses in future periods, such losses may be carried forward to offset taxable income for a period of up to 15 years. Based upon the length of the period during which the SFAS No. 106-generated deferred tax asset can be utilized, the company believes that it is more likely than not that future taxable income will be sufficient to offset fully these future deductions and a valuation allowance for this deferred tax asset is not necessary.

	At June 30, 1994, the company had unused tax benefits of $50.8 million related to non-U.S. net operating loss (NOL) carryforwards for income tax purposes, of which $46.7 million can be carried forward indefinitely with the balance expiring at various dates through 2001. A significant portion ($46.7 million) of the unused tax benefits relate to the Federal Republic of Germany.

	The company believes that it is more likely than not that $45.1 million of NOL carryforwards will be utilized in future periods. The recorded tax benefits are expected to be realized by achieving future profitable operations in Germany. The German NOL carryforwards can be carried forward indefinitely.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	 CONDITION AND RESULTS OF OPERATIONS

	 FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

There were no material changes in financial position, liquidity or capital resources between June 30, 1994 and September 30, 1994. The ratio of current assets to current liabilities was 1.7 as of September 30, 1994 as compared with 1.6 as of June 30, 1994. The debt to capital ratio (i.e., total debt divided by the sum of total debt and shareholders' equity) was 31 percent as of September 30, 1994 unchanged from June 30, 1994.

In the September 1993 quarter, the company recorded cumulative effect charges aggregating $15 million after taxes for the adoption of SFAS No. 106 and SFAS No. 109. While these charges did not involve the use of cash, they had a significant effect on various components of the company's consolidated financial position at September 30, 1993.

Capital expenditures are estimated to be $50-55 million in fiscal year 1995. Expenditures are being made to modernize facilities and upgrade machinery and equipment. Capital expenditures are being financed with cash from operations and borrowings under existing revolving credit agreements with banks.

		       RESULTS OF OPERATIONS

SALES AND EARNINGS

During the quarter ended September 30, 1994, consolidated sales were $219 million, up 25 percent from $176 million in the same quarter last year. The prior year sales include only two months of Hertel revenues. On a comparable year over year basis, it is estimated that sales were up 16 percent from the prior year.

Net income for the September 1994 quarter was $10.7 million, or $0.40 per share, as compared with a net loss of $33.1 million, or $1.51 per share in the same quarter last year. The net loss in the prior year includes the unfavorable cumulative noncash effect of adopting SFAS No. 106 ($20.1 million net of income tax effect) and the favorable cumulative noncash effect of adopting SFAS No. 109 ($5.1 million). In addition to the cumulative effect of changes in accounting principles, prior year results included a restructuring charge of $20.4 million after taxes.

The following table presents the company's sales by product class and geographic area (dollars in thousands):

			      Quarter ended September 30,
				  1994         1993       % Change
			       ----------  ----------     --------
Sales by Product Class:
Metalworking                    $183,581     $144,991        26.6
Mining and construction           28,367       25,278        12.2
Metallurgical                      6,890        5,396        27.7
				--------     --------

   Net sales                    $218,838     $175,665        24.6
				========     ========

Sales by Geographic Area:
Within the U.S.                 $140,569     $119,247        17.9
Foreign and export                78,269       56,418        38.7
				--------     --------

   Net sales                    $218,838     $175,665        24.6
				========     ========

METALWORKING PRODUCTS

During the September 1994 quarter, worldwide sales of metalworking products increased 27 percent from last year. The prior year metalworking sales include only two months of Hertel revenues. On a comparable year over year basis, worldwide sales of metalworking products are estimated to have increased 15 percent.

In the United States, sales of metalcutting inserts and toolholding devices increased 15 percent. Total sales of industrial supply products increased 22 percent as a result of increased sales through mail order catalogs and full service supply programs.

International sales of metalworking products increased 48 percent from the previous year primarily because of the impacts of the Hertel acquisition, favorable foreign currency translation effects and higher sales volume in Europe. Excluding the acquisition impacts and currency translation effects, international metalworking sales increased an estimated 11 percent.

MINING AND CONSTRUCTION PRODUCTS

During the September 1994 quarter, sales of mining and construction tools increased 12 percent from the previous year primarily because of strong domestic demand for mining tools. International demand for highway construction and mining tools remains weak, particularly in Europe.

METALLURGICAL PRODUCTS

During the September 1994 quarter, sales of metallurgical products increased 28 percent from the previous year primarily because of strong international demand for carbide powders.

GROSS PROFIT MARGIN

As a percentage of sales, the gross profit margin for the September 1994 quarter was 41.5 percent as compared with 39.9 percent in the prior year. The gross profit margin benefited from a favorable sales mix and increased manufacturing efficiencies. However, these benefits were partially offset by higher raw material costs.

OPERATING EXPENSES

For the quarter ended September 30, 1994, research and development, marketing and general and administrative expenses increased 12 percent as a result of the acquisition impacts, higher sales volume and unfavorable foreign currency translation effects.

As a percentage of sales, operating expenses decreased to 31.1 percent as compared with 34.5 percent last year. The operating expense ratio decreased as a result of the decrease in general and administrative expenses combined with the increase in consolidated sales.

INTEREST EXPENSE

Interest expense was $3.5 million for the September 1994 quarter, as compared with $4.1 million for the same period last year. The decrease was primarily due to the lower amount of debt outstanding in the September 1994 quarter as compared with the prior year. As of September 30, 1994 approximately 35 percent of the company's total debt was subject to variable interest rates.

INCOME TAXES

The effective tax rate for the September 1994 quarter was 43 percent compared with an effective tax rate, excluding the acquisition impacts, effects of the accounting changes and the restructuring charge, of 41.8 percent in the prior year.

OUTLOOK

In looking to the second quarter ending December 31, 1994, management expects consolidated sales to increase from the $195 million achieved in the same quarter last year. Sales of metalworking products in the United States should benefit from the continued expansion of the economy, catalog sales and full service supply programs. In addition, international sales are expected to improve as the European economies continue to expand. Sales of mining and construction tools should continue to grow from increased domestic demand for mining tools.

			PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth in footnote 4 to the condensed consolidated financial statements, contained in Part I, Item 1 of this Form 10-Q, is incorporated by reference herein and supplements the information previously reported in Part I, Item 3 of the company's Form 10-K for the year ended June 30, 1994, which is also incorporated by reference herein.

It is management's opinion, based on its evaluation and discussions with outside counsel, that the company has viable defenses to these cases and that, in any event, this litigation will not have a materially adverse effect on the results of operations or financial position of the company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders on October 31, 1994, the stockholders of the company voted on the election of directors, a proposed amendment to Article Fifth of the Amended and Restated Articles of Incorporation increasing the authorized capital stock from 30,000,000 shares to 70,000,000 shares and the election of independent auditors. The following is the number of shares voted in favor of and against each matter, and the number of shares having authority to vote on each matter but withheld.




1.      With respect to the votes cast for directors whose terms expire in 1997.

				     For        Withheld     Broker Non-Vote
				  ----------    ----------   ---------------
                                                 <C
     Richard C. Alberding         22,452,937     364,042         0
     Quentin C. McKenna           22,687,195     129,784         0
     William R. Newlin            22,699,115     117,864         0

2.      With respect to the resolution proposing that Article Fifth of the Amended and
	Restated Articles of Incorporation be amended to increase the authorized number of
	shares of the capital stock from 30,000,000 shares to 70,000,000 shares.

				      For        Against     Abstained     Broker Non-Vote
				  ----------    ---------    ---------     ---------------
     Amendment to Articles        16,770,797     5,903,404    142,778         3,086,766

3.      With respect to the election of the firm of Arthur Andersen & Co., independent
	auditors, to audit the accounts of the company and its subsidiary companies for the
	fiscal year ending June 30, 1995.

				      For        Against     Abstained     Broker Non-Vote
				  ----------    ---------    ---------     ---------------
     Arthur Andersen & Co.        22,713,474     66,013       37,492          0




ITEM 5.  OTHER INFORMATION

On November 2, 1994, the company issued a press release announcing that it had signed an agreement with W.W. Grainger, Inc. to establish an alliance to market metalcutting tools and accessories and maintenance, repair and operations products.

W.W. Grainger, Inc., with 1993 sales of $2.6 billion, is a nationwide distributor of equipment, components and supplies to the commercial, industrial, contractor and institutional markets.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

								Reference
    (a) Exhibits

	(3)(i) Articles of Incorporation
	       Amended and Restated Articles of
	       Incorporation as Amended                         Filed herewith

	(99)   Additional Exhibits
	       Press Release Dated November 2, 1994             Filed herewith

    (b) Reports on Form 8-K

	No reports on Form 8-K were filed during the quarter ended September 30, 1994.

			      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				  KENNAMETAL INC.


Date: November 14, 1994     By:   /s/ RICHARD J. ORWIG
				 ---------------------
				 Richard J. Orwig
				 Vice President
				 Chief Financial and Administrative Officer