Form 10-Q
period 1994-12-31
KENNAMETAL INC
filed 1995-02-13
CIK 55242

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1994


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


         TITLE OF EACH CLASS                OUTSTANDING AT JANUARY 31, 1995
- ----------------------------------------    -------------------------------
Capital Stock, par value $1.25 per share             26,506,993

                         KENNAMETAL INC.
                           FORM 10-Q
               FOR QUARTER ENDED DECEMBER 31, 1994
               ------------------------------------

                       TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION
- --------------------------------

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets (Unaudited)
             December 31, 1994 and June 30, 1994

          Condensed Consolidated Statements of Income (Unaudited)
             Three months and six months ended December 31, 1994 and 1993

          Condensed Consolidated Statements of Cash Flows (Unaudited)
             Six months ended December 31, 1994 and 1993

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

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
- -------------------------------------------------
(Dollars in thousands)

                                              December 31,      June 30,
                                                  1994            1994
                                              -------------    ---------
ASSETS
- ------
Current Assets:
   Cash and equivalents                        $  10,526       $  17,190
   Accounts receivable, less allowance for
      doubtful accounts of $10,908 and $9,328    147,331         143,691
   Inventories                                   172,756         158,179
   Deferred income taxes                          13,793          13,744
                                               ---------       ---------
   Total current assets                          344,406         332,804
                                               ---------       ---------

Property, Plant and Equipment                    480,345         467,652
   Less: accumulated depreciation               (238,044)       (224,554)
                                               ---------       ---------
   Net property, plant and equipment             242,301         243,098
                                               ---------       ---------
Other Assets:
   Investments in affiliated companies             6,536           6,393
   Intangible assets, less accumulated
      amortization of $18,157 and $16,540         29,723          32,141
   Deferred income taxes                          66,097          65,606
   Other                                          15,182          17,490
                                               ---------       ---------
   Total other assets                            117,538         121,630
                                               ---------       ---------

   Total assets                                $ 704,245       $ 697,532
                                               =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
   Current maturities of term debt
      and capital leases                       $   4,360       $   4,364
   Notes payable to banks                         62,071          52,753
   Accounts payable                               42,097          52,148
   Accrued vacation pay                           15,631          15,569
   Other                                          62,954          77,193
                                               ---------       ---------
   Total current liabilities                     187,113         202,027
                                               ---------       ---------

Term Debt and Capital Leases,
   Less Current Maturities                        89,778          90,178
Deferred Income Taxes                             19,593          19,279
Other Liabilities                                 53,747          51,800
                                               ---------       ---------
   Total liabilities                             350,231         363,284
                                               ---------       ---------
Minority Interest                                 10,316          11,412

Shareholders' Equity:
   Capital stock, $1.25 par value;
      70,000,000 shares authorized;
      29,369,658 shares issued                    36,712          36,712
   Preferred stock, 5,000,000 shares
      authorized; none issued                        -               -
   Additional paid-in capital                     84,958          83,839
   Retained earnings                             260,045         245,428
   Treasury shares, at cost (2,867,744 and
      3,015,466 shares)                          (37,398)        (39,247)
   Pension liability adjustment                     (536)           (536)
   Cumulative translation adjustments                (83)         (3,360)
                                               ---------       ---------
   Total shareholders' equity                    343,698         322,836
                                               ---------       ---------
   Total liabilities and shareholders' equity  $ 704,245       $ 697,532
                                               =========       =========

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
- -------------------------------------------------------
(Dollars in thousands, except per share data)

                                               Three Months Ended         Six Months Ended
                                               ------------------        ------------------
                                                  December 31,              December 31,
                                               1994         1993          1994         1993
                                             --------     --------      --------     --------
NET SALES                                    $230,335     $195,167      $449,173     $370,832

COSTS AND EXPENSES:
   Cost of goods sold                         135,714      118,254       263,765      223,901
   Research and development                     4,363        3,958         8,782        7,590
   Marketing                                   52,336       47,384       103,104       90,214
   General and administrative                  13,565       15,615        26,442       29,672
   Interest expense                             2,992        3,603         6,466        7,687
   Amortization of intangibles                    755        1,011         1,528        1,959
   Restructuring charge                           -            -             -         24,749
                                             --------     --------      --------     --------
   Total costs and expenses                   209,725      189,825       410,087      385,772
                                             --------     --------      --------     --------

OTHER INCOME (EXPENSE)                           (137)         746           (45)       1,472
                                             --------     --------      --------     --------
INCOME (LOSS) BEFORE TAXES ON INCOME
   AND CUMULATIVE EFFECT OF ACCOUNTING
   CHANGES                                     20,473        6,088        39,041      (13,468)

PROVISION FOR INCOME TAXES                      8,600        2,000        16,500          500
                                             --------      -------      --------     --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGES                       11,873        4,088        22,541      (13,968)

CUMULATIVE EFFECT OF ACCOUNTING CHANGES,
   NET OF INCOME TAXES:
      Postretirement benefits                     -            -             -        (20,060)
      Income taxes                                -            -             -          5,057
                                             --------     --------      --------     --------
NET INCOME (LOSS)                            $ 11,873     $  4,088      $ 22,541     $(28,971)
                                             ========     ========      ========     ========

PER SHARE DATA:

   Earnings (loss) before cumulative
   effect of accounting changes              $   0.45     $   0.18      $   0.85     $  (0.62)

   Cumulative effect of accounting changes:
      Postretirement benefits                     -            -             -          (0.88)
      Income taxes                                -            -             -           0.22
                                             --------     --------      --------     --------

   Earnings (loss) per share                 $   0.45     $   0.18      $   0.85     $  (1.28)
                                             ========     ========      ========     ========

   Dividends per share                       $   0.15     $  0.145      $   0.30     $   0.29
                                             ========     ========      ========     ========

   Average shares outstanding
   (in thousands)                              26,487       23,066        26,433       22,584
                                             ========     ========      ========     ========

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
- -----------------------------------------------------------
(Dollars in thousands)

                                                         Six Months Ended
                                                        ------------------
                                                           December 31,
                                                         1994        1993
                                                       --------    --------
OPERATING ACTIVITIES:
   Net income (loss)                                   $ 22,541    $(28,971)
   Adjustments for non-cash items                        21,486      37,803
   Changes in certain assets and liabilities            (37,341)      4,445
                                                       --------    --------
   Net cash flow from operating activities                6,686      13,277
                                                       --------    --------
INVESTING ACTIVITIES:
   Purchase of property, plant and equipment            (16,877)    (13,350)
   Purchase of Hertel AG, net of cash                       -       (19,226)
   Other                                                    781       3,165
                                                       --------    --------
   Net cash flow used for investing activities          (16,096)    (29,411)
                                                       --------    --------
FINANCING ACTIVITIES:
   Increase in short-term debt                            8,259       3,132
   Increase (decrease) in term debt                       3,190        (664)
   Reduction in term debt                                (4,071)    (45,736)
   Net proceeds from issuance of common stock               -        73,692
   Dividend reinvestment and employee stock plans         2,969       3,192
   Cash dividends paid to shareholders                   (7,924)     (6,385)
                                                       --------    --------
   Net cash flow from financing activities                2,423      27,231
                                                       --------    --------
   Effect of exchange rate changes on cash                  323         700
                                                       --------    --------

CASH AND EQUIVALENTS:
   Net increase (decrease) in cash and equivalents       (6,664)     11,797
   Cash and equivalents, beginning                       17,190       4,149
                                                       --------    --------
   Cash and equivalents, ending                        $ 10,526    $ 15,946
                                                       ========    ========

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                       $  6,516    $  6,591
   Income taxes paid                                   $ 14,665    $  3,587

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- ----------------------------------------------------------------

 1.	The condensed consolidated financial statements should be read in
	conjunction with the Notes to Consolidated Financial Statements included in the company's 1994 Annual Report. The condensed consolidated balance sheet as of June 30, 1994 has been derived from the audited balance sheet included in the company's 1994 Annual Report. These interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the six months ended December 31, 1994 are not necessarily indicative of the results to be expected for the full fiscal year.

 2.	Inventories are stated at lower of cost or market.  Cost is determined
	using the last-in, first-out (LIFO) method for a significant portion of domestic inventories and the first-in, first-out (FIFO) method or average cost for other inventories. The company used the LIFO method of valuing its inventories for approximately 60 percent of total inventories at December 31, 1994. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on management's projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

 3.	The major classes of inventory as of the balance sheet dates were as
	follows (dollars in thousands):

                                        December 31,      June 30,
                                           1994             1994
                                        -------------    ---------
     Finished goods                       $125,208       $112,202
     Work in process and powder blends      56,034         54,831
     Raw materials and supplies             23,884         20,571
                                          --------       --------
     Inventory at current cost             205,126        187,604
     Less LIFO valuation                   (32,370)       (29,425)
                                          --------       --------

       Total inventories                  $172,756       $158,179
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

	As presented above, current liabilities includes a reserve of approximately $36.0 million (pretax) for the restructuring of Hertel. The restructuring costs primarily include amounts for severance, phase-out and relocation. The cumulative charges to the restructuring reserve total $25.6 million, leaving a balance of $11.8 million at December 31, 1994. It is expected that the restructuring, which began in fiscal 1994, will be substantially completed during fiscal year 1995.

	Since January 1, 1994, the company has purchased an additional
	37,000 common shares of Hertel at a purchase price of DM128 per share. The company's ownership interest in Hertel as of December 31, 1994 was 85 percent.

	In connection with the acquisition of Hertel, the company recognized a special charge in the September 1993 quarter of approximately $20.4 million after taxes in connection with the closure of its manufacturing facility in Neunkirchen, Germany, and other integration related actions. The cumulative charges to the related reserve total $19.8 million, a significant portion of which were cash charges, leaving a balance of $4.1 million at December 31, 1994. It is expected that spending related to this charge will be substantially completed during fiscal year 1995.

	The effect of the purchase on the company's operations, assuming the transaction had occurred on July 1, 1992, would be as follows:



                                       Pro Forma (Unaudited)
                            (Dollars in Thousands, Except Per Share Data)
                            ---------------------------------------------

                                                  Three Months Ended        Six Months Ended
                                                  ------------------        ----------------
                                                     December 31,             December 31,
                                                  1994        1993         1994          1993
                                                --------    --------     --------    -----------
                                                (Actual)    (Actual)     (Actual)    (Pro Forma)

     Net sales                                  $230,335    $195,167     $449,173     $383,514
                                                ========    ========     ========     ========

     Income (loss) before cumulative
       effect of accounting changes             $ 11,873    $  4,088     $ 22,541     $(15,741)
                                                ========    ========     ========     ========

     Net income (loss)                          $ 11,873    $  4,088     $ 22,541     $(30,744)
                                                ========    ========     ========     ========

     Per share data:

     Earnings (loss) before cumulative
       effect of accounting changes             $   0.45    $   0.18     $   0.85     $  (0.70)

     Cumulative effect of accounting changes:
       Postretirement benefits                       -           -            -          (0.88)
       Income taxes                                  -           -            -           0.22
                                                --------    --------     --------     --------

     Earnings (loss) per share                  $   0.45    $   0.18     $   0.85     $  (1.36)
                                                ========    ========     ========     ========



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
                                                      ========     ========

	As of December 31, 1994, the company's accrued postretirement benefit liability was $36.3 million.

	The components of retiree health care cost for the three and six month periods ended December 31, 1994 were as follows:

                                  (Dollars in thousands)

                           Three months              Six months
                         Ended December 31        Ended December 31,
                               1994                     1994
                         -----------------        ------------------
      Service cost            $  300                   $  600
      Interest cost              725                    1,450
                              ------                   ------

        Total cost            $1,025                   $2,050
                              ======                   ======

	The discount rate used in calculating the accumulated postretirement benefit obligations was 8.5 percent. In determining the accumulated postretirement benefit obligations at July 1, 1993 and June 30, 1994, the assumed rates of increase in health care were 15 percent for retirees under age 65 and 10 percent for persons age 65 and older. These rates are assumed to decrease to varying degrees annually to 6 percent for years 2002 and thereafter. A 1 percent increase in the trend rate would increase both the accumulated postretirement benefit obligation at June 30, 1994 and the total cost of the plan for the second quarter of fiscal year 1995 by approximately 8 percent. The accumulated postretirement benefit obligation is unfunded.

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

8.	On January 3, 1995, the company acquired Adaptive Technologies
	Corporation (ATC) for approximately $2.8 million. ATC is a manufacturer of steel toolholding devices based in Michigan. The ATC acquisition will be accounted for under the purchase method and, accordingly, the results of operations of ATC for the period beginning as of January 4, 1995, forward will be included in the company's consolidated financial statements.

	On February 1, 1995, the company acquired Grupo Tecnico de Herramientas S.A. de C.V. (GTH) for approximately $1 million. GTH is a distributor of metalcutting tools and supplies based in Mexico. The GTH acquisition will be accounted for under the purchase method and, accordingly, the results of operations of GTH for the period beginning as of February 2, 1995, forward will be included in the company's consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

There were no material changes in financial position, liquidity or capital resources between June 30, 1994 and December 31, 1994. The ratio of current assets to current liabilities was 1.8 as of December 31, 1994 as compared with
1.6 as of June 30, 1994. The debt to capital ratio (i.e., total debt divided by the sum of total debt and shareholders' equity) was 31 percent as of December 31, 1994 unchanged from June 30, 1994.

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

                         RESULTS OF OPERATIONS

SALES AND EARNINGS

During the quarter ended December 31, 1994, consolidated sales were $230 million, up 18 percent from $195 million in the same quarter last year.

Net income for the December 1994 quarter was $11.9 million, or $0.45 per share, as compared with $4.1 million, or $0.18 per share last year.

During the six month period ended December 31, 1994, consolidated sales were $449 million, up 21 percent from $371 million last year. The prior year sales include only five months of Kennametal Hertel AG (Hertel) revenues. Hertel is a German toolmaker acquired by Kennametal in August 1993.

For the six month period, net income was $22.5 million, or $0.85 per share, as compared with a net loss of $29.0 million, or $1.28 per share in the same period last year. The net loss reported in the prior year includes the unfavorable cumulative noncash effect of adopting Statement of Financial Accounting Standards (SFAS) No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" ($20.1 million net of income tax effect) and the favorable cumulative noncash effect of adopting SFAS No. 109 "Accounting for Income Taxes" ($5.1 million). In addition to the cumulative effect of changes in accounting principles, prior year results included a restructuring charge of $20.4 million after taxes.

The following table presents the company's sales by product class and geographic area (dollars in thousands):



                          Three Months Ended December 31,    Six Months Ended December 31,
                          -------------------------------    -----------------------------
                            1994       1993    % Change      1994      1993     % Change
                          ---------  --------  --------    --------  ---------  --------
Sales by Product Class:
Metalworking              $197,637   $166,121    19.0      $381,218   $311,112    22.5
Mining and construction     25,407     23,294     9.1        53,774     48,572    10.7
Metallurgical                7,291      5,752    26.8        14,181     11,148    27.2
                          --------   --------              --------   --------

   Net sales              $230,335   $195,167    18.0      $449,173   $370,832    21.1
                          ========   ========              ========   ========

Sales by Geographic Area:
Within the U.S.           $141,330   $123,088    14.8      $281,899   $242,335    16.3
Foreign and export          89,005     72,079    23.5       167,274    128,497    30.2
                          --------   --------              --------   --------

   Net sales              $230,335   $195,167    18.0      $449,173   $370,832    21.1
                          ========   ========              ========   ========



METALWORKING PRODUCTS

During the December 1994 quarter, worldwide sales of metalworking products increased 19 percent from those of the prior year.

In the United States, sales of metalcutting inserts and toolholding devices increased 15 percent. Total sales of industrial supply products increased 22 percent as a result of increased sales through mail order catalogs and full service supply programs.

International sales of metalworking products increased 26 percent from the previous year primarily because of higher sales volume in Europe and Canada and favorable foreign currency translation effects. Excluding currency translation effects, metalworking sales increased an estimated 17 percent.

For the six month period, worldwide sales of metalworking products increased 23 percent from the prior year because of increased sales of metalworking products in the United States and Europe, the impact of the acquisition of Hertel and favorable foreign currency translation effects. Excluding foreign currency translation effects, international sales of metalworking products increased 28 percent from last year. The prior year sales include only five months of Hertel revenues.

MINING AND CONSTRUCTION PRODUCTS

During the December 1994 quarter, sales of mining and construction tools increased nine percent from the previous year because of strong domestic demand for highway construction and mining tools. International demand for highway construction and mining tools remains weak, particularly in Europe.

For the six month period, sales of mining and construction tools increased 11 percent from the prior year primarily because of strong domestic demand for highway construction and mining tools.

METALLURGICAL PRODUCTS

During the December 1994 quarter, sales of metallurgical products increased 27 percent from the previous year primarily because of strong international demand for carbide powders.

For the six month period, sales of metallurgical products rose 27 percent primarily because of strong international demand for carbide powders.

GROSS PROFIT MARGIN

As a percentage of sales, the gross profit margin for the December 1994 quarter was 41.1 percent as compared with 39.4 percent in the prior year. The gross profit margin benefited from a favorable sales mix and increased manufacturing efficiencies. However, these benefits were partially offset by higher raw material costs.

For the six month period, the gross profit margin was 41.3 percent, up from
39.6 percent last year. The gross profit margin was favorably affected by sales mix and increased manufacturing efficiencies. However, these benefits were partially offset by higher raw material costs.

OPERATING EXPENSES

For the quarter ended December 31, 1994, research and development, marketing and general and administrative expenses increased five percent as a result of higher sales volume and unfavorable foreign currency translation effects.

As a percentage of sales, operating expenses were 30.5 percent for the quarter ended December 31, 1994, as compared with 34.3 percent for the same period last year. The operating expense ratio decreased as a result of the decrease in general and administrative expenses combined with the increase in consolidated sales.

For the six month period, as a percentage of sales, operating expenses were
30.8 percent, as compared with 34.4 percent in the same period last year. The operating expense ratio decreased as a result of the decrease in general and administrative expenses combined with the increase in consolidated sales.

INTEREST EXPENSE

Interest expense was $3.0 million and $6.5 million for the quarter and six months ended December 31, 1994, respectively, as compared with $3.6 million and $7.7 million, respectively, for the same periods last year. The decrease in both periods was primarily due to the lower amount of debt outstanding during the respective periods. As of December 31, 1994 approximately 39 percent of the company's total debt was subject to variable interest rates.

INCOME TAXES

For the quarter ended December 31, 1994, the effective tax rate was 42.0 percent as compared with 32.9 percent in the same period last year.

For the six month period ended December 31, 1994, the effective tax rate was
42.3 percent. Excluding the effects of the accounting changes and the restructuring charge, the effective tax rate for the comparable prior year period was 42.9 percent.

OUTLOOK

In looking to the third quarter ending March 31, 1995, management expects consolidated sales to increase from the $212 million achieved in the same quarter last year. Sales of metalworking products in the United States should continue to benefit from catalog sales and full service supply programs. In addition, international sales are expected to improve as the German economy strengthens. Sales of mining and construction tools should continue to grow as a result of increased domestic demand for highway construction and mining tools.

                        PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth in footnote 4 to the condensed consolidated financial statements, contained in Part I, Item 1 of this Form 10-Q, is incorporated by reference herein and supplements the information previously reported in Part I, Item 3(c) of the company's Form 10-K for the year ended June 30, 1994, which is also incorporated by reference herein.

It is management's opinion, based on its evaluation and discussions with outside counsel, that the company has viable defenses to these cases and that, in any event, this litigation will not have a materially adverse effect on the results of operations or financial position of the company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Part II, Item 4 of the company's September 30, 1994 Form 10-Q is incorporated herein by reference.

ITEM 5.  OTHER INFORMATION

On January 30, 1995, the Board of Directors elected A. Peter Held to the Board. Mr. Held joins the company's Board as a result of the retirement of Eugene R. Yost. Mr. Held is President of the Cooper Power Tools Division of Cooper Industries.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        (27)   Financial Data Schedule for the six months ended
               December 31, 1994, submitted to the Securities and Exchange Commission in electronic format.

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 1994.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   KENNAMETAL INC.

Date: February 13, 1995     By:   /s/ RICHARD J. ORWIG
                                 ---------------------
                                 Richard J. Orwig
                                 Vice President
                                 Chief Financial and Administrative Officer