Form 10-Q
period 1995-03-31
KENNAMETAL INC
filed 1995-05-12
CIK 55242

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


         TITLE OF EACH CLASS                OUTSTANDING AT APRIL 30, 1995
- ----------------------------------------    -------------------------------
Capital Stock, par value $1.25 per share             26,546,835

                         KENNAMETAL INC.
                           FORM 10-Q
               FOR QUARTER ENDED MARCH 31, 1995
               ------------------------------------

                       TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION
- --------------------------------

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets (Unaudited)
             March 31, 1995 and June 30, 1994

          Condensed Consolidated Statements of Income (Unaudited)
             Three months and nine months ended March 31, 1995 and 1994

          Condensed Consolidated Statements of Cash Flows (Unaudited)
             Nine months ended March 31, 1995 and 1994

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

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
- -------------------------------------------------
(Dollars in thousands)

                                                March 31,       June 30,
                                                  1995            1994
                                              -------------    ---------
ASSETS
- ------
Current Assets:
   Cash and equivalents                        $  16,360       $  17,190
   Accounts receivable, less allowance for
      doubtful accounts of $12,398 and $9,328    178,312         143,691
   Inventories                                   192,510         158,179
   Deferred income taxes                          12,561          13,744
                                               ---------       ---------
   Total current assets                          399,743         332,804
                                               ---------       ---------

Property, Plant and Equipment                    497,456         467,652
   Less: accumulated depreciation               (245,114)       (224,554)
                                               ---------       ---------
   Net property, plant and equipment             252,342         243,098
                                               ---------       ---------
Other Assets:
   Investments in affiliated companies             6,684           6,393
   Intangible assets, less accumulated
      amortization of $18,563 and $16,540         31,794          32,141
   Deferred income taxes                          68,950          65,606
   Other                                          20,258          17,490
                                               ---------       ---------
   Total other assets                            127,686         121,630
                                               ---------       ---------

   Total assets                                $ 779,771       $ 697,532
                                               =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
   Current maturities of term debt
      and capital leases                       $   4,521       $   4,364
   Notes payable to banks                         70,843          52,753
   Accounts payable                               54,307          52,148
   Accrued vacation pay                           17,332          15,569
   Other                                          72,564          77,193
                                               ---------       ---------
   Total current liabilities                     219,567         202,027
                                               ---------       ---------

Term Debt and Capital Leases,
   Less Current Maturities                        93,737          90,178
Postretirement Benefits Other Than Pensions       34,342          33,752
Deferred Income Taxes                             20,723          19,279
Other Liabilities                                 22,743          18,048
                                               ---------       ---------
   Total liabilities                             391,112         363,284
                                               ---------       ---------
Minority Interest                                 12,250          11,412

Shareholders' Equity:
   Capital stock, $1.25 par value;
      70,000,000 shares authorized;
      29,369,658 shares issued                    36,712          36,712
   Preferred stock, 5,000,000 shares
      authorized; none issued                        -               -
   Additional paid-in capital                     85,417          83,839
   Retained earnings                             278,219         245,428
   Treasury shares, at cost (2,824,459 and
      3,015,466 shares)                          (36,915)        (39,247)
   Pension liability adjustment                     (536)           (536)
   Cumulative translation adjustments             13,512          (3,360)
                                               ---------       ---------
   Total shareholders' equity                    376,409         322,836
                                               ---------       ---------
   Total liabilities and shareholders' equity  $ 779,771       $ 697,532
                                               =========       =========

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
- -------------------------------------------------------
(Dollars in thousands, except per share data)

                                               Three Months Ended         Nine Months Ended
                                               ------------------        ------------------
                                                   March 31,                  March 31,
                                               1995         1994          1995         1994
                                             --------     --------      --------     --------
NET SALES                                    $268,064     $211,809      $717,237     $582,641

COSTS AND EXPENSES:
   Cost of goods sold                         148,839      123,380       412,604      347,281
   Research and development                     4,695        3,080        13,477       10,670
   Marketing                                   56,743       49,183       159,847      139,397
   General and administrative                  14,954       14,249        41,396       43,921
   Interest expense                             3,136        3,099         9,602       10,786
   Amortization of intangibles                    363        1,012         1,891        2,971
   Restructuring charge                           -            -             -         24,749
                                             --------     --------      --------     --------
   Total costs and expenses                   228,730      194,003       638,817      579,775
                                             --------     --------      --------     --------

OTHER INCOME (EXPENSE)                           (784)         784          (829)       2,259
                                             --------     --------      --------     --------
INCOME BEFORE TAXES ON INCOME AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGES     38,550       18,590        77,591        5,125

PROVISION FOR INCOME TAXES                     16,400        7,500        32,900        7,997
                                             --------      -------      --------     --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGES                       22,150       11,090        44,691       (2,872)

CUMULATIVE EFFECT OF ACCOUNTING CHANGES,
   NET OF INCOME TAXES:
      Postretirement benefits                     -            -             -        (20,060)
      Income taxes                                -            -             -          5,057
                                             --------     --------      --------     --------
NET INCOME (LOSS)                            $ 22,150     $ 11,090      $ 44,691     $(17,875)
                                             ========     ========      ========     ========

AVERAGE SHARES OUTSTANDING
(in thousands)                                 26,524       26,222        26,463       23,692
                                             ========     ========      ========     ========

PER SHARE DATA:

   Earnings (loss) before cumulative
   effect of accounting changes              $   0.84     $   0.43      $   1.69     $  (0.12)

   Cumulative effect of accounting changes:
      Postretirement benefits                     -            -             -          (0.84)
      Income taxes                                -            -             -           0.21
                                             --------     --------      --------     --------

   Earnings (loss) per share                 $   0.84     $   0.43      $   1.69     $  (0.75)
                                             ========     ========      ========     ========

   Dividends per share                       $   0.15     $  0.145      $   0.45     $  0.435
                                             ========     ========      ========     ========

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
- -----------------------------------------------------------
(Dollars in thousands)

                                                        Nine Months Ended
                                                        ------------------
                                                             March 31,
                                                         1995        1994
                                                       --------    --------
OPERATING ACTIVITIES:
   Net income (loss)                                   $ 44,691    $(17,875)
   Adjustments for non-cash items                        38,274      48,877
   Changes in certain assets and liabilities            (60,371)    (12,640)
                                                       --------    --------
   Net cash flow from operating activities               22,594      18,362
                                                       --------    --------
INVESTING ACTIVITIES:
   Purchase of property, plant and equipment            (27,323)    (21,111)
   Purchase of Hertel AG, net of cash                       -       (19,226)
   Other                                                   (385)      4,949
                                                       --------    --------
   Net cash flow used for investing activities          (27,708)    (35,388)
                                                       --------    --------
FINANCING ACTIVITIES:
   Increase in short-term debt                           11,093      11,636
   Increase in term debt                                  5,206       3,938
   Reduction in term debt                                (4,791)    (62,144)
   Net proceeds from issuance of common stock               -        73,692
   Dividend reinvestment and employee stock plans         3,910       8,126
   Cash dividends paid to shareholders                  (11,901)    (10,196)
   Other                                                    -           210
                                                       --------    --------
   Net cash flow from financing activities                3,517      25,262
                                                       --------    --------
   Effect of exchange rate changes on cash                  767       1,044
                                                       --------    --------

CASH AND EQUIVALENTS:
   Net increase (decrease) in cash and equivalents         (830)      9,280
   Cash and equivalents, beginning                       17,190       4,149
                                                       --------    --------
   Cash and equivalents, ending                        $ 16,360    $ 13,429
                                                       ========    ========

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                       $  8,285    $  8,440
   Income taxes paid                                   $ 18,707    $  7,752

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- ----------------------------------------------------------------

 1.	The condensed consolidated financial statements should be read in
	conjunction with the Notes to Consolidated Financial Statements included in the company's 1994 Annual Report. The condensed consolidated balance sheet as of June 30, 1994 has been derived from the audited balance sheet included in the company's 1994 Annual Report. These interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the nine months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

 2.	Inventories are stated at lower of cost or market.  Cost is determined
	using the last-in, first-out (LIFO) method for a significant portion of domestic inventories and the first-in, first-out (FIFO) method or average cost for other inventories. The company used the LIFO method of valuing its inventories for approximately 60 percent of total inventories at March 31, 1995. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on management's projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

 3.	The major classes of inventory as of the balance sheet dates were as
	follows (dollars in thousands):

                                         March 31,        June 30,
                                           1995             1994
                                        -------------    ---------
     Finished goods                       $135,594       $112,202
     Work in process and powder blends      67,896         54,831
     Raw materials and supplies             28,085         20,571
                                          --------       --------
     Inventory at current cost             231,575        187,604
     Less LIFO valuation                   (39,065)       (29,425)
                                          --------       --------

       Total inventories                  $192,510       $158,179
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

	As presented above, current liabilities includes a reserve of approximately $36.0 million (pretax) for the restructuring of Hertel. The restructuring costs primarily include amounts for severance, phase-out and relocation. The cumulative charges to the restructuring reserve total $27.3 million, leaving a balance of $10.9 million at March 31, 1995. It is expected that the restructuring, which began in fiscal 1994, will be substantially completed during fiscal year 1995.

	Since January 1, 1994, the company has purchased an additional 37,000 shares of Hertel at a purchase price of DM128 per share.
	The company's ownership interest in Hertel as of March 31, 1995 was 85 percent.

	In connection with the acquisition of Hertel, the company recognized a special charge in the September 1993 quarter of approximately $20.4 million after taxes in connection with the closure of its manufacturing facility in Neunkirchen, Germany, and other integration related actions. The cumulative charges to the related reserve total $20.0 million, a significant portion of which were cash charges, leaving a balance of $4.4 million at March 31, 1995. It is expected that spending related to this charge will be substantially completed during fiscal year 1995.

	The effect of the purchase on the company's operations, assuming the transaction had occurred on July 1, 1992, would be as follows:



                                       Pro Forma (Unaudited)
                            (Dollars in Thousands, Except Per Share Data)
                            ---------------------------------------------

                                                  Three Months Ended       Nine Months Ended
                                                  ------------------       -----------------
                                                      March 31,                 March 31,
                                                  1995        1994         1995          1994
                                                --------    --------     --------    -----------
                                                (Actual)    (Actual)     (Actual)    (Pro Forma)

     Net sales                                  $268,064    $211,809     $717,237     $595,323
                                                ========    ========     ========     ========

     Income (loss) before cumulative
       effect of accounting changes             $ 22,150    $ 11,090     $ 44,691     $ (4,651)
                                                ========    ========     ========     ========

     Net income (loss)                          $ 22,150    $ 11,090     $ 44,691     $(19,654)
                                                ========    ========     ========     ========

     Per share data:

     Earnings (loss) before cumulative
       effect of accounting changes             $   0.84    $   0.43     $   1.69     $  (0.20)

     Cumulative effect of accounting changes:
       Postretirement benefits                       -           -            -          (0.84)
       Income taxes                                  -           -            -           0.21
                                                --------    --------     --------     --------

     Earnings (loss) per share                  $   0.84    $   0.43     $   1.69     $  (0.83)
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
                                                      ========     ========

	As of March 31, 1995, the company's accrued postretirement benefit liability was $36.9 million.

	The components of retiree health care cost for the three and nine month periods ended March 31, 1995 were as follows:

                                  (Dollars in thousands)

                           Three months             Nine months
                          Ended March 31          Ended March 31,
                               1995                     1995
                         -----------------        ------------------
      Service cost            $  300                   $  900
      Interest cost              725                    2,175
                              ------                   ------

        Total cost            $1,025                   $3,075
                              ======                   ======

	The discount rate used in calculating the accumulated postretirement benefit obligations was 8.5 percent. In determining the accumulated postretirement benefit obligations at July 1, 1993 and June 30, 1994, the assumed rates of increase in health care were 15 percent for retirees under age 65 and 10 percent for persons age 65 and older. These rates are assumed to decrease to varying degrees annually to 6 percent for years 2002 and thereafter. A 1 percent increase in the trend rate would increase both the accumulated postretirement benefit obligation at June 30, 1994 and the total cost of the plan for the third quarter of fiscal year 1995 by approximately 8 percent. The accumulated postretirement benefit obligation is unfunded.

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

9.	On May 8, 1995, management initiated a plan to integrate Hertel Cutting
	Technologies Inc. into the Metalworking Systems Division of Kennametal Inc. The integration is expected to result in operational efficiencies and cost savings. Management does not expect that the implementation of the plan will have a significant effect on the results of operations or financial position of the company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

There were no material changes in financial position, liquidity or capital resources between June 30, 1994 and March 31, 1995. The ratio of current assets to current liabilities was 1.8 as of March 31, 1995 as compared with
1.6 as of June 30, 1994. The debt to capital ratio (i.e., total debt divided by the sum of total debt and shareholders' equity) was 31 percent as of March 31, 1995 unchanged from June 30, 1994.

In the September 1993 quarter, the company recorded cumulative effect charges aggregating $15 million after taxes for the adoption of SFAS No. 106 and SFAS No. 109. While these charges did not involve the use of cash, they had a significant effect on various components of the company's consolidated financial position at June 30, 1994.

Capital expenditures are estimated to be $40-45 million in fiscal year 1995. Expenditures are being made to modernize facilities and upgrade machinery and equipment. Capital expenditures are being financed with cash from operations and borrowings under existing revolving credit agreements with banks.

                         RESULTS OF OPERATIONS

SALES AND EARNINGS

During the quarter ended March 31, 1995, consolidated sales were $268 million, up 27 percent from $212 million in the same quarter last year.

Net income for the March 1995 quarter was $22.2 million, or $0.84 per share, as compared with $11.1 million, or $0.43 per share last year.

During the nine month period ended March 31, 1995, consolidated sales were $717 million, up 23 percent from $583 million last year. The prior year sales include only eight months of Kennametal Hertel AG (Hertel) revenues. Hertel is a German toolmaker acquired by Kennametal in August 1993.

For the nine month period, net income was $44.7 million, or $1.69 per share, as compared with a net loss of $17.9 million, or $0.75 per share in the same period last year. The net loss reported in the prior year includes the unfavorable cumulative noncash effect of adopting Statement of Financial Accounting Standards (SFAS) No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" ($20.1 million net of income tax effect) and the favorable cumulative noncash effect of adopting SFAS No. 109 "Accounting for Income Taxes" ($5.1 million). In addition to the cumulative effect of changes in accounting principles, prior year results included a restructuring charge of $20.4 million after taxes.

The following table presents the company's sales by product class and geographic area (dollars in thousands):



                          Three Months Ended March 31,      Nine Months Ended March 31,
                          -------------------------------  -----------------------------
                            1995       1994    % Change      1995      1994     % Change
                          ---------  --------  --------    --------  ---------  --------
Sales by Product Class:
Metalworking              $235,134   $180,412    30.3      $616,352   $491,524    25.4
Mining and construction     25,006     25,293    (1.1)       78,780     73,865     6.7
Metallurgical                7,924      6,104    29.8        22,105     17,252    28.1
                          --------   --------              --------   --------

   Net sales              $268,064   $211,809    26.6      $717,237   $582,641    23.1
                          ========   ========              ========   ========

Sales by Geographic Area:
Within the U.S.           $164,605   $134,777    22.1      $446,504   $377,112    18.4
Foreign and export         103,459     77,032    34.3       270,733    205,529    31.7
                          --------   --------              --------   --------

   Net sales              $268,064   $211,809    26.6      $717,237   $582,641    23.1
                          ========   ========              ========   ========



METALWORKING PRODUCTS

During the March 1995 quarter, worldwide sales of metalworking products increased 30 percent from those of the prior year.

In the United States, sales of metalcutting inserts and toolholding devices increased 21 percent. Total sales of industrial supply products increased 31 percent as a result of increased sales through mail order catalogs and full service supply programs.

International sales of metalworking products increased 42 percent from the previous year primarily because of higher sales volume in Europe and Canada and favorable foreign currency translation effects. Excluding currency translation effects, international metalworking sales increased an estimated 26 percent.

For the nine month period, worldwide sales of metalworking products increased 25 percent from the prior year because of increased sales of metalworking products in the United States and Europe, the impact of the acquisition of Hertel and favorable foreign currency translation effects. Excluding foreign currency translation effects, international sales of metalworking products increased 26 percent from last year. The prior year sales include only eight months of Hertel revenues.

MINING AND CONSTRUCTION PRODUCTS

During the March 1995 quarter, sales of mining and construction tools decreased one percent from the previous year because of weak international demand for highway construction and mining tools. Domestic demand for highway construction and mining tools remains fairly strong, with sales increasing seven percent when compared to the prior year.

For the nine month period, sales of mining and construction tools increased seven percent from the prior year primarily because of strong domestic demand for highway construction and mining tools.

METALLURGICAL PRODUCTS

During the March 1995 quarter, sales of metallurgical products increased 30 percent from the previous year primarily because of strong international demand for carbide powders.

For the nine month period, sales of metallurgical products rose 28 percent primarily because of strong international demand for carbide powders.

GROSS PROFIT MARGIN

As a percentage of sales, the gross profit margin for the March 1995 quarter was 44.5 percent as compared with 41.7 percent in the prior year. The gross profit margin benefited from a favorable sales mix and increased manufacturing efficiencies. However, these benefits were partially offset by higher raw material costs.

For the nine month period, the gross profit margin was 42.5 percent, up from
40.4 percent last year. The gross profit margin was favorably affected by sales mix and increased manufacturing efficiencies. However, these benefits were partially offset by higher raw material costs.

OPERATING EXPENSES

For the quarter ended March 31, 1995, research and development, marketing and general and administrative expenses increased 15 percent as a result of higher sales volume and unfavorable foreign currency translation effects.

As a percentage of sales, operating expenses were 28.5 percent for the quarter ended March 31, 1995, as compared with 31.4 percent for the same period last year. The operating expense ratio decreased as a result of the containment of general and administrative expenses combined with the increase in consolidated sales.

For the nine month period, as a percentage of sales, operating expenses were
29.9 percent, as compared with 33.3 percent in the same period last year. The operating expense ratio decreased as a result of the decrease in general and administrative expenses combined with the increase in consolidated sales.

INTEREST EXPENSE

Interest expense was $3.1 million and $9.6 million for the quarter and nine months ended March 31, 1995, respectively, as compared with $3.1 million and $10.8 million, respectively, for the same periods last year. The decrease in the nine month period was primarily due to the lower amount of debt outstanding during the periods. As of March 31, 1995 approximately 43 percent of the company's total debt was subject to variable interest rates.

INCOME TAXES

For the quarter ended March 31, 1995, the effective tax rate was 42.5 percent as compared with 40.3 percent in the same period last year.

For the nine month period ended March 31, 1995, the effective tax rate was
42.4 percent. Excluding the effects of the accounting changes and the restructuring charge, the effective tax rate for the comparable prior year period was 41.6 percent.

OUTLOOK

In looking to the fourth quarter ending June 30, 1995, management expects consolidated sales to increase from the $220 million achieved in the same quarter last year. Sales of metalworking products in the United States should continue to benefit from favorable economic conditions and catalog sales. International sales are expected to continue to grow as the German economy expands. Sales of mining and construction tools should grow as a result of increased domestic demand for highway construction tools.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        (27)   Financial Data Schedule for the nine months ended
               March 31, 1995, submitted to the Securities and Exchange Commission in electronic format.

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended
        March 31, 1995.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   KENNAMETAL INC.

Date: May 12, 1995     By:   /s/ RICHARD J. ORWIG
                                 ---------------------
                                 Richard J. Orwig
                                 Vice President
                                 Chief Financial and Administrative Officer