Form 10-K405
period 1995-06-30
KENNAMETAL INC
filed 1995-09-21
CIK 55242

FORM 10-K

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1995

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                    For the transition period from         to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of August 31, 1995, the aggregate market value of the registrant's Capital Stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $891,200,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant's Capital Stock, have been deemed affiliates.

As of August 31, 1995, there were 26,606,068 shares of Capital Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1995 Annual Report to Shareholders are incorporated by reference into Parts I, II, and IV.

Portions of the Proxy Statement for the 1995 Annual Meeting of Shareholders are incorporated by reference into Parts III and IV.

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

                                    PART IV

   14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                    PART I

ITEM 1.  BUSINESS

Overview
--------

Kennametal Inc. was incorporated in Pennsylvania in 1943. Kennametal Inc. and subsidiaries ("Kennametal" or the "company") manufacture, purchase and distribute a broad range of tools, tooling systems, supplies and services for the metalworking, mining and highway construction industries. Kennametal specializes in developing and manufacturing metalcutting tools and wear resistant parts using a specialized type of powder metallurgy. Kennametal's metalcutting tools are made of cemented carbides, ceramics, cermets and other hard materials. The company manufactures a complete line of toolholders and toolholding systems by machining and fabricating steel bars and other metal alloys. Kennametal's mining and construction cutting tools are tipped with cemented carbide and are used for underground coal mining and highway construction, repair and maintenance. Metallurgical products consist of powders made from ore concentrates, compounds and secondary materials.

Business Segment and Product Classes
------------------------------------

The company operates predominantly as a tooling supplier specializing in powder metallurgy, which represents a single business segment. While many of the company's products are similar in composition, sales are classified into three major categories: metalworking products, mining and construction products and metallurgical products. The company's sales by product class are presented on page 23 of the 1995 Annual Report to Shareholders, and such information is incorporated herein by reference. Additional information about the company's operations by geographic area is presented on page 31 of the 1995 Annual Report to Shareholders, and such information is incorporated herein by reference.

Metalworking Products
---------------------

Kennametal markets, manufactures and distributes a full line of products and services for the metalworking industry. The company provides metalcutting tools, abrasives, precision measuring devices, power tools, hand tools and machine tool accessories to manufacturing companies in a wide range of industries.

A Kennametal tooling system usually consists of a steel toolholder and an indexable cutting tool called an insert. During a metalworking operation, the toolholder is positioned in a machine tool which provides the turning power. While the workpiece or toolholder is rapidly rotating, the cutting tool insert contacts the workpiece and cuts or shapes the workpiece. The cutting tool insert is consumed during use and must be replaced periodically. Metalcutting operations include turning, boring, threading, grooving, milling and drilling. The company also makes wear resistant parts for use in abrasive environments and specialty applications.

Mining and Construction Products
--------------------------------

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

Metallurgical Products
----------------------

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

Recent Acquisition
-------------------

In August 1993, the company acquired an 81 percent interest in Hertel AG ("Hertel") for $43 million in cash and $55 million of assumed debt. Hertel, based in Fuerth, Germany, is a manufacturer and marketer of cemented carbide tools and tooling systems which are similar to the metalcutting tools and tooling systems produced by the company. The acquisition of Hertel has not materially changed the product lines offered by the company. While the company's primary market is the United States, Hertel's primary market is Germany and western Europe. The acquisition of Hertel significantly increased the company's market share in these markets. Hertel had consolidated sales of approximately $201 million for the year ended December 31, 1992.

Since January 1, 1994, the company purchased additional shares of Hertel for $12 million, thereby increasing the company's ownership interest to 91 percent at June 30, 1995.

International Operations
------------------------

The company's principal international operations are conducted in western Europe and Canada. In addition, the company has joint ventures in Japan, India and Italy, sales offices and sales agents in Asia-Pacific and sales agents and distributors in eastern Europe and other areas of the world. The company's international operations are subject to the usual risks of doing business in those countries, including currency fluctuations and changes in social, political and economic environments. In management's opinion, the company's business is not materially dependent upon any one international location involving significant risk.

The company's international sales are presented on page 23 of the 1995 Annual Report to Shareholders, and such information is incorporated herein by reference. Information pertaining to the effects of foreign currency fluctuations is contained under the caption "Foreign Currency Translation" in the notes to the consolidated financial statements on page 24 of the 1995 Annual Report to Shareholders, and such information is incorporated herein by reference.

Marketing and Distribution
--------------------------

The company's products are sold through three distinct channels: direct sales, full-service supply and mail order catalogs. The company's manufactured products are sold to end-users primarily through a direct sales force. Service engineers and technicians directly assist customers with product design, selection and application. In addition, Kennametal-manufactured products, together with a broad range of purchased products, are sold through full-service supply programs and mail order catalogs. The company also uses independent distributors and sales agents in the United States and certain international markets.

The company's products are marketed under various trademarks and tradenames, such as Kennametal*, Hertel*, the letter K combined with other identifying letters and/or numbers, Block Style K*, Kendex*, Kenloc*, Top Notch*, Erickson*, Kyon*, KM*, Drill-Fix* and Fix-Perfect*. Purchased products are sold under the manufacturer's name or a private label.

Competition
-----------

Kennametal is one of the world's leading producers of cemented carbide tools and maintains a strong competitive position, especially in the United States and Canada. There is active competition in the sale of all products made by the company, with approximately 30 companies engaged in the cemented carbide business in the United States and many more outside the U.S. Several competitors are divisions of larger corporations. In addition, several hundred fabricators and toolmakers in the United States, many of whom operate out of relatively small shops, produce tools similar to those made by the company and buy the cemented carbide components for such tools from cemented carbide producers, including the company. Major domestic competition exists from both U.S.-based and international-based concerns. In addition, the company competes with thousands of industrial supply companies in the United States.

The principal methods of competition in the company's business are service, product innovation, quality, availability and price. The company believes that its competitive strength rests on its customer service capabilities including its multiple distribution channels, its ability to develop new and improved tools responsive to the needs of its customers and the consistent high quality of its products. These factors frequently permit the company to sell such products based on the value added for the customer rather than strictly on competitive prices.

Seasonality
-----------

Seasonal variations do not have a major effect on the company's business. However, to varying degrees, traditional summer vacation shutdowns of metalworking customers' plants and holiday shutdowns often affect the company's sales levels during the first and second quarters of its fiscal year.

Backlog
-------

The company's backlog of orders is generally not significant to its operations. Approximately 80 percent of all orders are filled from stock and the balance is generally filled within short lead-times.

Research and Development
------------------------

The company is involved in research and development of new products and processes. Research and development expenses totaled $18.7 million, $15.2 million and $14.7 million in 1995, 1994 and 1993, respectively. Additionally, certain costs associated with improving manufacturing processes are included in cost of goods sold. The company holds a number of patents and licenses which, in the aggregate, are not material to the operation of the business.

The company has brought a number of new or improved products to market during the past few years. These include metalcutting inserts that incorporate innovative tool geometries for improved chip control and productivity, grade KC994M* multi-coated metalcutting inserts for milling applications, grades KC9010* and KC9025* multi-coated metalcutting inserts for turning applications, grade Kyon 3500* ceramic metalcutting inserts and grade KCD25* diamond-coated metalcutting inserts.

Raw Materials and Supplies
--------------------------

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

Employees
---------

The company employed approximately 7,000 persons at June 30, 1995, of which 4,400 were located in the United States and 2,600 in other parts of the world, principally Europe and Canada. Approximately 1,200 employees were represented by labor unions, of which 140 were hourly-rated employees located at plants in the Latrobe, Pennsylvania area. The remaining 1,060 employees represented by labor unions were employed at eight plants located outside of the United States. The company considers its labor relations to be generally good.

Regulation
----------

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


-------------------------------------
*  Trademark owned by Kennametal Inc.

ITEM 2.  PROPERTIES

Presented below is a summary of principal manufacturing facilities used by the company and its majority-owned subsidiaries.

                                   Owned/
Location                           Leased     Principal Products
--------                           ------     ------------------
UNITED STATES:

Troy, Michigan                     Leased     Metalworking Toolholders
Fallon, Nevada                     Owned      Metallurgical Powders
Henderson, North Carolina          Owned      Metallurgical Powders
Roanoke Rapids, North Carolina     Owned      Metalworking Inserts
Orwell, Ohio                       Owned      Metalworking Inserts
Solon, Ohio                        Owned      Metalworking Toolholders
Bedford, Pennsylvania              Owned      Mining and Construction Tools
                                              and Wear Parts
Latrobe, Pennsylvania              Owned      Metallurgical Powders
                                              and Wear Parts
Johnson City, Tennessee            Owned      Metalworking Inserts
New Market, Virginia               Owned      Metalworking Toolholders

INTERNATIONAL:

Port Coquitlam, Canada             Owned      Metallurgical Powders
Victoria, Canada                   Owned      Wear Parts
Shanxi, China                      Owned      Mining Tools
Kingswinford, England              Leased     Metalworking Toolholders
Ebermannstadt, Germany             Owned      Metalworking Inserts
Mistelgau, Germany                 Owned      Metallurgical Powders,
                                              Metalworking Inserts
                                              and Wear Parts
Nabburg, Germany                   Owned      Metalworking Toolholders
Vohenstrauss, Germany              Leased     Metalworking Carbide Drills
Arnhem, Netherlands                Owned      Wear Products


The company also has a network of warehouses and customer service centers located throughout North America, western Europe, Asia and Australia, a significant portion of which are leased. The majority of the company's research and development efforts are conducted in a corporate technology center located adjacent to corporate headquarters in Latrobe, Pennsylvania.

All significant properties are used in the company's dominant business of powder metallurgy, tools, tooling systems and supplies. The company's production capacity is adequate for its present needs. The company believes that its properties have been adequately maintained, are generally in good condition and are suitable for the company's business as presently conducted.

ITEM 3.  LEGAL PROCEEDINGS

     (a) On August 13, 1993, the company was served with a Notice of Violation dated August 9, 1993, issued by the United States Environmental Protection Agency ("EPA"). The EPA alleges violations concerning visible emissions from the company's Fallon, Nevada facility. On October 6, 1993, the EPA issued an interim compliance order with respect to this matter. On April 26, 1994, the company was served with a second Notice of Violation dated April 19, 1994, which relates to the first Notice of Violation. The EPA alleges in the second but related notice the violation of a regulation concerning the allowable particulate emission rate. The company has agreed with EPA to pay a civil fine of $425,000 to settle those alleged violations without an admission of liability.

     (b) In connection with a Domination Contract with Hertel, under German law, the company is required to offer to minority shareholders to purchase their shares for a reasonable compensation and to guarantee dividends during the term of the Domination Contract (ending June 30, 1996, subject to annual renewals) and to pay to Hertel any net cumulative losses it sustains during the term and has liability to Hertel creditors as if Hertel merged with the company. Minority shareholders are contesting the reasonableness of the purchase price for minority shares and the minimum dividend on minority shares offered by the company in connection with the Domination Contract. It is management's opinion that Hertel has viable defenses to the contest of the reasonableness of the minority share purchase price and minimum dividend and, in any event, that the ultimate outcome of this matter will not have a material adverse effect on the results of operations or financial position of the company.

     (c) There are no other material pending legal proceedings, other than litigation incidental to the ordinary course of business, to which the company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 1995, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.



                               OFFICERS OF THE REGISTRANT

Name, Age, and Position                        Experience During Past Five Years (2)
-----------------------                        -------------------------------------
Robert L. McGeehan, 58 (1)                     President and Director since 1989.  Chief
   President                                   Executive Officer since October 1, 1991.
   Chief Executive Officer
   Director

David B. Arnold, 56 (1)                        Vice President since 1979.  Chief Technical
   Vice President                              Officer since 1988.
   Chief Technical Officer

James R. Breisinger, 45                        Vice President since 1990.  Renamed
   Vice President                              Controller in 1994.  Managing Director of
   Controller                                  Europe from 1991 to 1994.  Controller from
                                               1983 to 1991.

David T. Cofer, 50 (1)                         Vice President since 1986.  Secretary and
   Vice President                              General Counsel since 1982.
   Secretary and General Counsel

Richard P. Gibson, 60                          Assistant Treasurer since 1985.  Director
   Assistant Treasurer                         of Taxes since 1980.
   Director of Taxes

James W. Heaton, 63                            Senior Vice President and Director of
   Senior Vice President                       Customer Satisfaction since 1990.
   Director of Customer Satisfaction

Richard C. Hendricks, 56 (1)                   Vice President since 1982.  Director of
   Vice President                              Corporate Business Development since 1992.
   Director of Corporate Business              General Manager of the Mining and
   Development                                 Metallurgical Division from 1990 to 1992.

Timothy D. Hudson, 49                          Vice President since 1994.  Director
   Vice President                              of Human Resources since 1992.  Corporate
   Director of Human Resources                 Manager of Human Resources from 1978 to
                                               1992.

H. Patrick Mahanes, Jr., 52 (1)                Vice President since 1987.  Named Chief
   Vice President                              Operating Officer in 1995.  Director of
   Chief Operating Officer                     Operations from 1991 to 1995.  Director of
                                               Metalworking Manufacturing from 1988 to
                                               1991.

Richard V. Minns, 57                           Vice President since 1990.  Director of
   Vice President                              Sales for the Metalworking Systems Division
   Director of Metalworking Sales,             since 1985.
   North America

James E. Morrison, 44                          Vice President since 1994.  Treasurer
   Vice President                              since 1987.
   Treasurer

Kevin G. Nowe, 43                              Joined the company as Assistant General
   Assistant Secretary                         Counsel in 1992 and was elected Assistant
   Assistant General Counsel                   Secretary in 1993.  Previously was Senior
                                               Counsel and Corporate Secretary of Emro
                                               Marketing Company in Enon, Ohio.

Richard J. Orwig, 54 (1)                       Vice President since 1987.  Named Chief
   Vice President                              Financial and Administrative Officer in
   Chief Financial and Administrative          1994.  Director of Administration from
   Officer                                     1991 to 1994.  Director of Human Resources
                                               from 1989 to 1991.

Alan G. Ringler, 45 (1)                        Vice President since 1989. Director of
   Vice President                              Metalworking Systems Division since 1992.
   Director of Metalworking Systems            Director of Metalworking, North America,
   Division                                    from 1991 to 1992.  Managing Director,
                                               Europe, from 1990 to 1991.

Michael W. Ruprich, 39 (1)                     Vice President and President of J&L
   Vice President, Kennametal Inc.             America Inc. since 1994.  General Manager
   President, J&L America Inc.                 of J&L from 1993 to 1994.  National Sales
                                               and Marketing Manager from 1992 to 1993.
                                               General Manager-East Coast Region from
                                               1990 to 1992.

P. Mark Schiller, 47                           Vice President since 1992.  Director of
   Vice President                              Kennametal Distribution Services since
   Director of Kennametal Distribution         1990.
   Services

Notes:
-----
   (1)  Executive officer of the Registrant.
   (2) Each officer has been elected by the Board of Directors to serve until removed or until a successor is elected and qualified, and has served continuously as an officer since first elected.

                                         PART II


The information required under Items 5 through 8 is included in the 1995 Annual Report to Shareholders and such information is incorporated herein by reference as indicated by the following table.

                                                  Incorporated by Reference to Captions
                                                  and Pages of the 1995 Annual Report
                                                  -------------------------------------
Item 5.  Market for the Registrant's              Quarterly Financial Information
         Capital Stock and Related                (Unaudited) on page 32.
         Stockholder Matters


Item 6.  Selected Financial Data                  Ten-Year Financial Highlights
                                                  (information with respect to the years
                                                  1991 to 1995) on pages 34 and 35.


Item 7.  Management's Discussion and              Management's Discussion & Analysis
         Analysis of Financial Condition          on pages 15 to 23.
         and Results of Operations


Item 8.  Financial Statements and                 Item 14(a)1. herein and Quarterly
         Supplementary Data                       Financial Information (Unaudited) on
                                                  page 32.


Item 9.  Changes in and Disagreements             Not applicable.
         on Accounting and Financial
         Disclosure




                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information set forth in Part I under the caption "Officers of the Registrant," and the information set forth under the caption "Election of Directors" in the company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 30, 1995 ("1995 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference is the information set forth under the caption "Compensation of Executive Officers" and certain information regarding directors' fees under the caption "Board of Directors and Board Committees" in the 1995 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information set forth under the caption "Ownership of Capital Stock by Directors, Nominees and Executive Officers" with respect to the directors' and officers' shareholdings and under the caption "Principal Holders of Voting Securities" with respect to other beneficial owners in the 1995 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is certain information set forth in the notes to the table under the caption "Election of Directors" and under the caption "Certain Transactions" in the 1995 Proxy Statement.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Form 10-K report.

    1.  Financial Statements

         The consolidated balance sheets as of June 30, 1995 and 1994, the consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1995,and the notes to consolidated financial statements, together with the report thereon of Arthur Andersen LLP dated July 24, 1995, presented in the company's 1995 Annual Report to Shareholders, are incorporated herein by reference.

    2.  Financial Statement Schedules

         The financial statement schedules shown below should be read in conjunction with the financial statements contained in the 1995 Annual Report to Shareholders. Other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         Separate financial statements of the company are omitted because the company is primarily an operating company and all significant subsidiaries included in the consolidated financial statements are wholly-owned, with the exception of Kennametal Hertel AG, in which the company has a 91 percent interest.

         Financial Statement Schedules:

                Report of Independent Public Accountants

            II - Valuation and Qualifying Accounts for the Three Years Ended
                June 30, 1995

    3.  Exhibits

         (3)  Articles of Incorporation and Bylaws

              (3.1)  Amended and Restated        Exhibit 3.1 of the company's
                     Articles of Incorporation   September 30, 1994 Form 10-Q
                     as Amended                  is incorporated herein by
                                                 reference.

              (3.2)  Bylaws                      Exhibit 3.1 of the company's
                                                 March 31, 1991 Form 10-Q is
                                                 incorporated herein by
                                                 reference.

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

         (10) Material Contracts

              (10.1)* Management Performance     The discussion regarding
                      Bonus Plan                 the Management Performance
                                                 Bonus Plan under the caption
                                                 "Report of the Board of
                                                 Directors Committee on
                                                 Executive Compensation"
                                                 contained in the company's
                                                 1995 Proxy Statement is
                                                 incorporated herein by
                                                 reference.

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

              (10.13)  Underwriting Agreement    Exhibit 1.1 of the company's
                       (U.S. Version)            March 31, 1994 Form 10-Q is
                                                 incorporated herein by
                                                 reference.

              (10.14)  Underwriting Agreement    Exhibit 1.2 of the company's
                       (International Version)   March 31, 1994 Form 10-Q is
                                                 incorporated herein by
                                                 reference.

              (10.15)  Amendment No. 1 dated     Exhibit 10.15 of the company's
                       as of October 26, 1993    June 30, 1994 Form 10-K is
                       to Credit Agreement       incorporated herein by
                       dated as of July 29, 1993 reference.
                       by and among Kennametal
                       Inc. and Deutsche Bank AG,
                       Mellon Bank N.A. and PNC
                       Bank, National Association

              (10.16)  Amendment No. 2 dated     Exhibit 10.16 of the company's
                       as of June 15, 1994 to    June 30, 1994 Form 10-K is
                       Credit Agreement dated    incorporated herein by
                       as of July 29, 1993 by    reference.
                       and among Kennametal Inc.
                       and Deutsche Bank AG,
                       Mellon Bank N.A. and PNC
                       Bank, National Association

         (13)  Annual Report to Shareholders     Portions of the 1995 Annual
                                                 Report are filed herewith.

         (21)  Subsidiaries of the Registrant    Filed herewith.

         (23)  Consent of Independent Public     Filed herewith.
               Accountants

         (27)  Financial Data Schedule           Filed herewith.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended June 30, 1995.


-------------------------------------------
* Denotes management contract or compensatory plan or arrangement.

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KENNAMETAL INC.




                                    By    RICHARD J. ORWIG
                                          -------------------------------
                                          Richard J. Orwig
                                          Vice President, Chief Financial
                                          and Administrative Officer


Date:  September 19, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                            Title                        Date
     ---------                            -----                        ----
     QUENTIN C. MCKENNA
------------------------------
     Quentin C. McKenna            Chairman of the Board         September 19, 1995


     ROBERT L. MCGEEHAN
------------------------------
     Robert L. McGeehan            President, Chief Executive    September 19, 1995
                                   Officer and Director


     JAMES R. BREISINGER
------------------------------
     James R. Breisinger           Vice President, Controller    September 19, 1995
                                   and Chief Accounting Officer


      RICHARD J. ORWIG
------------------------------
      Richard J. Orwig             Vice President, Chief         September 19, 1995
                                   Financial and Administrative
                                   Officer

    RICHARD C. ALBERDING
------------------------------
    Richard C. Alberding                    Director             September 19, 1995


      PETER B. BARTLETT
------------------------------
      Peter B. Bartlett                     Director             September 19, 1995


       ROBERT N. ESLYN
------------------------------
       Robert N. Eslyn                      Director             September 19, 1995


        A. PETER HELD
------------------------------
        A. Peter Held                       Director             September 19, 1995


    WARREN H. HOLLINSHEAD
------------------------------
    Warren H. Hollinshead                   Director             September 19, 1995


 ALOYSIUS T. MCLAUGHLIN, JR.
------------------------------
 Aloysius T. McLaughlin, Jr.                Director             September 19, 1995


      WILLIAM R. NEWLIN
------------------------------
      William R. Newlin                     Director             September 19, 1995


          LARRY YOST
------------------------------
          Larry Yost                        Director             September 19, 1995


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Shareholders of Kennametal Inc.


We have audited, in accordance with generally accepted auditing standards, the financial statements included in Kennametal Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated July 24, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index in Item 14(a)2 of this Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                       ARTHUR ANDERSEN LLP


Pittsburgh, Pennsylvania
July 24, 1995


KENNAMETAL INC.                                                                                           SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED JUNE 30, 1995
----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

                                                          Additions
                                            ----------------------------------------
                            Balance at      Charged to                                    Deductions       Balance at
                           Beginning of     Costs and                      Other             from             End of
Description                    Year          Expenses    Recoveries     Adjustments        Reserves (c)        Year
-----------                ------------     ----------   ----------     -----------       -------------    ----------
1995
----
Allowance for doubtful
   accounts                   $9,328         $1,477         $237           $2,131 (a)       $1,067           $12,106
                              ======         ======         ====           ======           ======           =======
1994
----
Allowance for doubtful
   accounts                   $2,062         $  608         $334           $6,682 (b)       $  358           $ 9,328
                              ======          =====         ====           ======           ======           =======
1993
----
Allowance for doubtful
   accounts                   $2,054         $  754         $247           $  -             $  993           $ 2,062
                              ======         ======         ====           ======           ======           =======

(a)  Represents foreign currency translation adjustment.
(b)  Represents the allowance recognized in connection with the purchase of an 81 percent interest in Hertel AG.
(c)  Represents uncollected accounts charged against the allowance.

                                 EXHIBIT INDEX

Exhibit
  No.                                                Reference
-------                                  ------------------------------------
 3.1  Amended and Restated Articles      Exhibit 3.1 of the company's
      of Incorporation as Amended        September 30, 1994 Form 10-Q is
                                         incorporated herein by reference.

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

10.1 Management Performance              The discussion regarding the
      Bonus Plan                         Management Performance Bonus Plan
                                         under the caption "Report of the
                                         Board of Directors Committee on
                                         Executive Compensation" contained in
                                         the company's 1995 Proxy Statement is
                                         incorporated herein by reference.

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

10.13 Underwriting Agreement             Exhibit 1.1 of the company's
      (U.S. Version)                     March 31, 1994 Form 10-Q is
                                         incorporated herein by reference.

10.14 Underwriting Agreement             Exhibit 1.2 of the company's
      (International Version)            March 31, 1994 Form 10-Q is
                                         incorporated herein by reference.

10.15 Amendment No. 1 dated as of        Exhibit 10.15 of the company's
      October 26, 1993 to Credit         June 30, 1994 Form 10-K is
      Agreement dated as of              incorporated herein by reference.
      July 29, 1993 by and among
      Kennametal Inc. and Deutsche
      Bank AG, Mellon Bank N.A. and
      PNC Bank, National Association

10.16 Amendment No. 2 dated as of        Exhibit 10.16 of the company's
      June 15, 1994 to Credit            June 30, 1994 Form 10-K is
      Agreement dated as of              incorporated herein by reference.
      July 29, 1993 by and among
      Kennametal Inc. and Deutsche
      Bank AG, Mellon Bank N.A. and
      PNC Bank, National Association

13    Annual Report to Shareholders      Portions of the 1995 Annual Report
                                         are filed herewith.

21    Subsidiaries of the Registrant     Filed herewith.

23    Consent of Independent Public      Filed herewith.
      Accountants

27    Financial Data Schedule            Filed herewith.
