Form 10-Q
period 1995-09-30
KENNAMETAL INC
filed 1995-11-13
CIK 55242

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


         TITLE OF EACH CLASS                OUTSTANDING AT OCTOBER 31, 1995
----------------------------------------    -------------------------------
Capital Stock, par value $1.25 per share             26,624,461

                         KENNAMETAL INC.
                           FORM 10-Q
               FOR QUARTER ENDED SEPTEMBER 30, 1995
               ------------------------------------

                       TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION
--------------------------------

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets (Unaudited)
             September 30, 1995 and June 30, 1995

          Condensed Consolidated Statements of Income (Unaudited)
             Three months ended September 30, 1995 and 1994

          Condensed Consolidated Statements of Cash Flows (Unaudited)
             Three months ended September 30, 1995 and 1994

          Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------
(in thousands)

                                              September 30,     June 30,
                                                  1995            1995
                                              -------------    ---------
ASSETS
Current Assets:
   Cash and equivalents                         $ 12,636        $ 10,827
   Accounts receivable, less allowance for
      doubtful accounts of $12,067 and $12,106   167,143         175,405
   Inventories                                   212,218         200,680
   Deferred income taxes                          22,262          22,362
                                                --------        --------
   Total current assets                          414,259         409,274
                                                --------        --------
Property, Plant and Equipment:
   Land and buildings                            152,651         151,905
   Machinery and equipment                       372,274         365,275
   Less accumulated depreciation                (262,266)       (256,838)
                                                --------        --------
   Net property, plant and equipment             262,659         260,342
                                                --------        --------
Other Assets:
   Investments in affiliated companies             7,001           6,873
   Intangible assets, less accumulated
      amortization of $19,451 and $19,009         31,810          32,253
   Deferred income taxes                          51,273          56,629
   Other                                          24,961          16,238
                                                --------        --------
   Total other assets                            115,045         111,993
                                                --------        --------

   Total assets                                 $791,963        $781,609
                                                ========        ========
LIABILITIES
Current Liabilities:
   Current maturities of term debt
      and capital leases                        $ 16,433        $ 17,475
   Notes payable to banks                         62,145          53,555
   Accounts payable                               57,479          60,211
   Accrued vacation pay                           18,116          18,424
   Other                                          74,131          75,537
                                                --------        --------
   Total current liabilities                     228,304         225,202
                                                --------        --------
Term Debt and Capital Leases,
   Less Current Maturities                        78,177          78,700
Deferred Income Taxes                             21,154          20,998
Other Liabilities                                 50,967          51,615
                                                --------        --------
   Total liabilities                             378,602         376,515
                                                --------        --------
Minority Interest in Consolidated Subsidiaries    13,861          13,209

SHAREHOLDERS' EQUITY
Shareholders' Equity:
   Preferred stock, 5,000 shares authorized;
      none issued                                    -               -
   Capital stock, $1.25 par value; 70,000
      shares authorized; 29,370 shares issued     36,712          36,712
   Additional paid-in capital                     86,285          85,768
   Retained earnings                             307,490         297,838
   Treasury shares, at cost; 2,745 and
      2,793 shares held                          (36,435)        (36,737)
   Cumulative translation adjustments              5,448           8,304
                                                --------        --------
   Total shareholders' equity                    399,500         391,885
                                                --------        --------
   Total liabilities and shareholders' equity   $791,963        $781,609
                                                ========        ========

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------
(in thousands, except per share data)

                                                Three Months Ended
                                                ------------------
                                                   September 30,
                                                1995          1994
                                              --------      --------
OPERATIONS:
Net sales                                     $254,903      $218,838
   Cost of goods sold                          148,461       128,051
                                              --------      --------
Gross profit                                   106,442        90,787
   Research and development expenses             4,964         4,419
   Selling, marketing and distribution
      expenses                                  59,375        50,768
   General and administrative expenses          15,692        12,877
   Amortization of intangibles                     384           773
                                              --------      --------
Operating income                                26,027        21,950
   Interest expense                              2,939         3,474
   Other income (expense)                         (249)           92
                                              --------      --------
Income before taxes                             22,839        18,568
Provision for income taxes                       9,200         7,900
                                              --------      --------
Net income                                    $ 13,639      $ 10,668
                                              ========      ========
PER SHARE DATA:
Earnings per share                            $   0.51      $   0.40
                                              ========      ========
Dividends per share                           $   0.15      $   0.15
                                              ========      ========
Weighted average shares outstanding             26,597        26,390
                                              ========      ========

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------
(in thousands)

                                                        Three Months Ended
                                                        ------------------
                                                           September 30,
                                                         1995        1994
                                                        -------     -------
OPERATING ACTIVITIES:
Net income                                              $13,639     $10,668
Adjustments for noncash items:
   Depreciation and amortization                          9,767       9,935
   Other                                                  2,970         227
Changes in certain assets and liabilities
   net of effects from acquisitions:
   Accounts receivable                                    2,537      (4,627)
   Inventories                                          (13,046)    (10,463)
   Accounts payable and accrued liabilities              (4,848)    (12,063)
   Other                                                  3,868       5,742
                                                        -------     -------
Net cash flow from (used for) operating activities       14,887        (581)
                                                        -------     -------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment              (18,030)     (7,713)
Disposals of property, plant and equipment                1,008       1,040
Other                                                      (418)        555
                                                        -------     -------
Net cash flow used for investing activities             (17,440)     (6,118)
                                                        -------     -------
FINANCING ACTIVITIES:
Increase in short-term debt                               8,498          24
Increase in term debt                                     1,041       2,288
Reduction in term debt                                   (1,879)     (1,831)
Dividend reinvestment and employee stock plans              819       2,299
Cash dividends paid to shareholders                      (3,987)     (3,953)
                                                        -------     -------
Net cash flow from (used for) financing activities        4,492      (1,173)
                                                        -------     -------
Effect of exchange rate changes on cash                    (130)        126
                                                        -------     -------
CASH AND EQUIVALENTS:
Net increase (decrease) in cash and equivalents           1,809      (7,746)
Cash and equivalents, beginning                          10,827      17,190
                                                        -------     -------
Cash and equivalents, ending                            $12,636     $ 9,444
                                                        =======     =======
SUPPLEMENTAL DISCLOSURES:
Interest paid                                           $ 1,654     $ 2,294
Income taxes paid                                         4,995       1,627

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

 1.	The condensed consolidated financial statements should be read in
	conjunction with the Notes to Consolidated Financial Statements included in the Company's 1995 Annual Report. The condensed consolidated balance sheet as of June 30, 1995 has been derived from the audited balance sheet included in the Company's 1995 Annual Report. These interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the three months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

 2.	Inventories are stated at lower of cost or market.  Cost is determined
	using the last-in, first-out (LIFO) method for a significant portion of domestic inventories and the first-in, first-out (FIFO) method or average cost for other inventories. The Company used the LIFO method of valuing its inventories for approximately 55 percent of total inventories at September 30, 1995. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on management's projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

 3.	The major classes of inventory as of the balance sheet dates were as
	follows (in thousands):

                                        September 30,     June 30,
                                            1995            1995
                                        -------------    ---------
     Finished goods                       $157,072       $147,231
     Work in process and powder blends      67,934         65,231
     Raw materials and supplies             26,603         24,629
                                          --------       --------
     Inventory at current cost             251,609        237,091
     Less LIFO valuation                   (39,391)       (36,411)
                                          --------       --------
       Total inventories                  $212,218       $200,680
                                          ========       ========

 4.	The Company has been involved in various environmental cleanup and
	remediation activities at several of its manufacturing facilities. In addition, the Company has been named as a potentially responsible party at four Superfund sites in the United States. However, it is management's opinion, based on its evaluations and discussions with outside counsel and independent consultants, that the ultimate resolution of these environmental matters will not have a material adverse effect on the results of operations, financial position or cash flows of the Company.

	The Company maintains a Corporate Environmental, Health and Safety (EH&S) Department to ensure compliance with all environmental regulations and to monitor and oversee remediation activities. In addition, the Company has established an EH&S administrator at each of its domestic manufacturing facilities. The Company's financial management team periodically meets with members of the Corporate EH&S Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly and annual basis, management establishes or adjusts financial provisions and reserves for environmental contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies."

 5.	Prior to its acquisition by the Company, a non-U.S. subsidiary recorded
	sales of approximately $60 million in calendar 1993 under contracts with a certain customer to provide various equipment, know-how and training for a manufacturing facility. Upon the acquisition by the Company, the subsidiary decided to complete performance under the contracts with this customer but to not enter into any such contracts in the future.

	Pursuant to a United States embargo effective June 6, 1995, the subsidiary suspended performance under the contracts pending issuance by the U.S. government of definitive embargo regulations. Other than finalizing the transfer of know-how and training to commence production, performance was substantially completed prior to the suspension. The estimated costs to complete performance are not material and were accrued in the consolidated financial statements. The customer disputed the suspension and advised that it might file suit to require completion of performance as well as for compensation for alleged damages. However, the subsidiary reinstituted performance following the issuance of definitive embargo regulations in September of 1995.

	Management believes that the ultimate resolution of this matter will not have a material adverse impact on the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

There were no material changes in financial position, liquidity or capital resources between June 30, 1995 and September 30, 1995. The ratio of current assets to current liabilities was 1.8 as of September 30, 1995 and June 30, 1995. The debt to capital ratio (i.e., total debt divided by the sum of total debt and shareholders' equity) was 28 percent as of September 30, 1995 unchanged from June 30, 1995.

Capital expenditures are estimated to be $60-70 million in fiscal year 1996. Expenditures are being made to modernize facilities, upgrade machinery and equipment, and acquire new information technology. Capital expenditures are being financed with cash from operations and borrowings under existing revolving credit agreements with banks.

                            RESULTS OF OPERATIONS

SALES AND EARNINGS

During the quarter ended September 30, 1995, consolidated sales were $255 million, up 16 percent from $219 million in the same quarter last year. The increase in consolidated sales is attributable to an increase in sales volume of 11 percent, modest price increases, newly-consolidated international subsidiaries and favorable foreign currency translation effects. Excluding favorable foreign currency translation effects, international sales increased 20 percent and continued to show strong demand in all end markets.

Net income for the September 1995 quarter was $13.6 million, or $0.51 per share, as compared with net income of $10.7 million, or $0.40 per share in the same quarter last year. Net income increased from higher sales of metalcutting tools in North America and Europe, and the continued growth of catalog sales.

The following table presents the Company's sales by product class and geographic area (in thousands):

                              Quarter ended September 30,
                                  1995         1994       % Change
                               ----------  ----------     --------
Sales by Product Class:
Metalworking                    $216,947     $183,581        18.2
Mining and construction           30,240       28,367         6.6
Metallurgical                      7,716        6,890        12.0
                                --------     --------
   Net sales                    $254,903     $218,838        16.5
                                ========     ========
Sales by Geographic Area:
Within the U.S.                 $154,940     $140,569        10.2
Foreign and export                99,963       78,269        27.7
                                --------     --------
   Net sales                    $254,903     $218,838        16.5
                                ========     ========

METALWORKING PRODUCTS

During the September 1995 quarter, worldwide sales of metalworking products increased 18 percent from last year.

In the United States, direct sales of metalcutting inserts and toolholding devices increased 5 percent. Total sales of industrial supply products increased 24 percent as a result of increased sales through mail order catalogs and full service supply programs.

International sales of metalworking products increased 27 percent from the previous year primarily because of higher sales volume in Europe, the impact of favorable foreign currency translation effects, and newly-consolidated subsidiaries in Japan and China. Excluding the currency translation effect, international metalworking sales increased an estimated 19 percent.

MINING AND CONSTRUCTION PRODUCTS

During the September 1995 quarter, sales of mining and construction tools increased 7 percent from the previous year primarily because of additional domestic demand for mining and construction tools. International sales of highway construction and mining tools increased because of strong demand in Canada and Europe.

METALLURGICAL PRODUCTS

During the September 1995 quarter, sales of metallurgical products increased 12 percent from the previous year primarily because of strong international demand for carbide powders.

GROSS PROFIT

As a percentage of sales, gross profit for the September 1995 quarter was 41.8 percent as compared with 41.5 percent in the prior year. The gross profit margin benefited from higher production levels, modest price increases and favorable currency effects of international sales of products manufactured in the United States. These benefits were largely offset by higher raw material costs and reduced manufacturing efficiencies.

OPERATING EXPENSES

For the quarter ended September 30, 1995, operating expenses increased
18 percent primarily because of costs necessary to support the higher sales levels, increased spending on research and development, marketing programs, additional catalog branch openings and the implementation of new information systems. As a percentage of sales, operating expenses increased slightly to
31.4 percent as compared with 31.1 percent in the prior year.

INCOME TAXES

The effective tax rate for the September 1995 quarter was 40.3 percent compared with an effective tax rate of 42.5 percent in the prior year. The effective tax rate decreased primarily because of lower estimated non-U.S. taxes and additional benefits derived from the utilization of the foreign sales corporation.

OUTLOOK

In looking to the second quarter ending December 31, 1995, management expects consolidated sales to increase from the $230 million achieved in the same quarter last year. Sales of metalworking products in the United States should continue to benefit from full service supply programs and catalog sales as a result of additional branch openings. In addition, international sales are expected to increase as the European and Asia-Pacific economies continue to expand. Sales of mining and construction tools should continue to increase from additional international demand for highway construction and mining tools.

                        PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth in Note 4 to the condensed consolidated financial statements, contained in Part I, Item 1 of this Form 10-Q, is incorporated by reference herein and supplements the information previously reported in Part I, Item 3 of the Company's Form 10-K for the year ended June 30, 1995, which is also incorporated by reference herein.

It is management's opinion, based on its evaluation and discussions with outside counsel, that the Company has viable defenses to these cases and that, in any event, the ultimate resolutions of these matters will not have a materially adverse effect on the results of operations, financial position or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders on October 30, 1995, the stockholders of the Company voted on the election of directors and independent auditors, and for the approval of a new Performance Bonus Stock Plan. The following is the number of shares voted in favor of and against each matter, and the number of shares having authority to vote on each matter but withheld.




1.	With respect to the votes cast for directors whose terms expire in 1998.

                                     For         Withheld    Broker Non-Vote
                                  ----------    ----------   ---------------
     A. Peter Held                22,374,882      79,286         0
     Aloysius T. McLaughlin, Jr.  22,395,437      58,731         0
     Larry Yost                   22,156,926     297,242         0

2.	With respect to the approval of the new Performance Bonus Stock Plan of 1995.

                                      For        Against     Abstained     Broker Non-Vote
                                  ----------    ---------    ---------     ---------------
     Approval of Performance
     Bonus Stock Plan of 1995     21,365,723     975,467      112,978         2,352,956

3.	With respect to the election of the firm of Arthur Andersen LLP, independent
	public accountants, to audit the financial statement of the Company and its
	subsidiary companies for the fiscal year ending June 30, 1996.

                                      For        Against     Abstained     Broker Non-Vote
                                  ----------    ---------    ---------     ---------------
     Arthur Andersen LLP          22,377,216     31,329       45,623          0




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                                                Reference
    (a) Exhibits

        (10.1)   Performance Bonus Stock Plan of 1995           Filed herewith

        (27)     Financial Data Schedule                        Filed herewith

    (b) Reports on Form 8-K
        No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  KENNAMETAL INC.


Date: November 13, 1995     By:  /s/ RICHARD J. ORWIG
                                 -------------------------
                                 Richard J. Orwig
                                 Vice President
                                 Chief Financial and Administrative Officer