Form 10-Q
period 1995-12-31
KENNAMETAL INC
filed 1996-02-13
CIK 55242

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


         TITLE OF EACH CLASS                OUTSTANDING AT JANUARY 31, 1996
----------------------------------------    -------------------------------
Capital Stock, par value $1.25 per share              26,634,279

                                KENNAMETAL INC.
                                   FORM 10-Q
                     FOR QUARTER ENDED DECEMBER 31, 1995

                               TABLE OF CONTENTS


                       PART I.  FINANCIAL INFORMATION

Item No.
--------

   1.   Financial Statements:

        Condensed Consolidated Balance Sheets (Unaudited)
        December 31, 1995 and June 30, 1995

        Condensed Consolidated Statements of Income (Unaudited)
        Three months and six months ended December 31, 1995 and 1994

        Condensed Consolidated Statements of Cash Flows (Unaudited) Six months ended December 31, 1995 and 1994

        Notes to Condensed Consolidated Financial Statements (Unaudited)

   2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      PART II.  OTHER INFORMATION

   1.   Legal Proceedings

   4.   Submission of Matters to a Vote of Security Holders

   5.   Other Information

   6.   Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------
(in thousands)
                                                      December 31,   June 30,
                                                         1995          1995
ASSETS                                                ----------    ----------
Current Assets:
  Cash and equivalents                                 $ 17,303      $ 10,827
  Accounts receivable, less allowance for
    doubtful accounts of $13,016 and $12,106            162,857       175,405
  Inventories                                           212,345       200,680
  Deferred income taxes                                  22,262        22,362
                                                       --------      --------
  Total current assets                                  414,767       409,274
                                                       --------      --------
Property, Plant and Equipment:
  Land and buildings                                    151,271       151,905
  Machinery and equipment                               384,068       365,275
  Less accumulated depreciation                        (271,620)     (256,838)
                                                       --------      --------
  Net property, plant and equipment                     263,719       260,342
                                                       --------      --------
Other Assets:
  Investments in affiliated companies                     7,813         6,873
  Intangible assets, less accumulated
    amortization of $19,894 and $19,009                  32,040        32,253
  Deferred income taxes                                  45,668        56,629
  Other                                                  19,803        16,238
                                                       --------      --------
  Total other assets                                    105,324       111,993
                                                       --------      --------
  Total assets                                         $783,810      $781,609
                                                       ========      ========
LIABILITIES
Current Liabilities:
  Current maturities of term debt and capital leases   $ 16,137      $ 17,475
  Notes payable to banks                                 69,615        53,555
  Accounts payable                                       52,082        60,211
  Accrued vacation pay                                   17,810        18,424
  Other                                                  56,959        75,537
                                                       --------      --------
  Total current liabilities                             212,603       225,202
                                                       --------      --------
Term Debt and Capital Leases, Less Current Maturities    76,296        78,700
Deferred Income Taxes                                    21,301        20,998
Other Liabilities                                        51,055        51,615
                                                       --------      --------
  Total liabilities                                     361,255       376,515
                                                       --------      --------
Minority Interest in Consolidated Subsidiaries           14,318        13,209
                                                       --------      --------
SHAREHOLDERS' EQUITY
Shareholders' Equity:
  Preferred stock, 5,000 shares authorized; none issued     -             -
  Capital stock, $1.25 par value; 70,000 and 30,000
    shares authorized; 29,370 shares issued              36,712        36,712
  Additional paid-in capital                             86,517        85,768
  Retained earnings                                     317,372       297,838
  Treasury shares, at cost; 2,735 and 2,793 shares held (36,312)      (36,737)
  Cumulative translation adjustments                      3,948         8,304
                                                       --------      --------
  Total shareholders' equity                            408,237       391,885
                                                       --------      --------
  Total liabilities and shareholders' equity           $783,810      $781,609
                                                       ========      ========
See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------
(in thousands, except per share data)
                                               Three Months Ended       Six Months Ended
                                                  December 31,            December 31,
                                              --------------------    -------------------
                                                1995        1994        1995       1994
                                              --------    --------    --------   --------
OPERATIONS:
Net sales                                     $259,174    $230,335    $514,077   $449,173
  Cost of goods sold                           151,370     135,714     299,831    263,765
                                              --------    --------    --------   --------
Gross profit                                   107,804      94,621     214,246    185,408
  Research and development expenses              4,977       4,363       9,941      8,782
  Selling, marketing and distribution expenses  60,632      52,336     120,007    103,104
  General and administrative expenses           15,982      13,565      31,674     26,442
  Amortization of intangibles                      398         755         782      1,528
                                              --------    --------    --------   --------
Operating Income                                25,815      23,602      51,842     45,552
  Interest expense                               3,173       2,992       6,112      6,466
  Other income (expense)                           934        (137)        685        (45)
                                              --------    --------    --------   --------
Income before taxes                             23,576      20,473      46,415     39,041
Provision for income taxes                       9,700       8,600      18,900     16,500
                                              --------    --------    --------   --------
Net income                                    $ 13,876    $ 11,873    $ 27,515   $ 22,541
                                              ========    ========    ========   ========
PER SHARE DATA:
Earnings per share                               $0.52       $0.45       $1.03      $0.85
                                              ========    ========    ========   ========
Dividends per share                              $0.15       $0.15       $0.30      $0.30
                                              ========    ========    ========   ========
Weighted average shares outstanding             26,629      26,487      26,612     26,433
                                              ========    ========    ========   ========
See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------
(in thousands)
                                                        Six Months Ended
                                                          December 31,
                                                   --------------------------
                                                      1995            1994
                                                   ----------      ----------
OPERATING ACTIVITIES:
Net income                                          $27,515         $22,541
Adjustments for noncash items:
  Depreciation and amortization                      19,940          19,683
  Other                                               8,045           1,803
Changes in certain assets and liabilities:
  Accounts receivable                                10,109          (2,243)
  Inventories                                       (13,658)        (13,131)
  Accounts payable and accrued liabilities          (16,152)        (24,783)
  Other                                              (7,796)          2,816
                                                    -------         -------
Net cash flow from operating activities              28,003           6,686
                                                    -------         -------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment          (27,440)        (16,877)
Disposals of property, plant and equipment            2,607             681
Other                                                (3,134)            100
                                                    -------         -------
Net cash flow used for investing activities         (27,967)        (16,096)
                                                    -------         -------
FINANCING ACTIVITIES:
Increase in short-term debt                          16,306           8,259
Increase in term debt                                 2,191           3,190
Reduction in term debt                               (5,047)         (4,071)
Dividend reinvestment and employee stock plans        1,174           2,969
Cash dividends paid to shareholders                  (7,981)         (7,924)
                                                    -------         -------
Net cash flow from financing activities               6,643           2,423
                                                    -------         -------
Effect of exchange rate changes on cash                (203)            323
                                                    -------         -------
CASH AND EQUIVALENTS:
Net increase (decrease) in cash and equivalents       6,476          (6,664)
Cash and equivalents, beginning                      10,827          17,190
                                                    -------         -------
Cash and equivalents, ending                        $17,303         $10,526
                                                    =======         =======
SUPPLEMENTAL DISCLOSURES:
Interest paid                                       $ 6,236         $ 6,516
Income taxes paid                                    20,209          14,665

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

 1. The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's 1995 Annual Report. The condensed consolidated balance sheet as of June 30, 1995 has been derived from the audited balance sheet included in the Company's 1995 Annual Report. These interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the six months ended December 31, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

 2. Inventories are stated at lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for a significant portion of domestic inventories and the first-in, first-out (FIFO) method or average cost for other inventories. The Company used the LIFO method of valuing its inventories for approximately 55 percent of total inventories at December 31, 1995. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on management's projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

 3. The major classes of inventory as of the balance sheet dates were as follows (in thousands):
                                           December 31,       June 30,
                                               1995             1995
                                            ----------       ----------
Finished goods                               $161,019         $147,231
Work in process and powder blends              66,527           65,231
Raw materials and supplies                     24,377           24,629
                                             --------         --------
Inventory at current cost                     251,923          237,091
Less LIFO valuation                           (39,578)         (36,411)
                                             --------         --------
Total inventories                            $212,345         $200,680
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

The Company maintains a Corporate Environmental, Health and Safety (EH&S) Department to facilitate compliance with environmental regulations and to monitor and oversee remediation activities. In addition, the Company has established an EH&S administrator at each of its domestic manufacturing facilities. The Company's financial management team periodically meets with members of the Corporate EH&S Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies.
On a quarterly and annual basis, management establishes or adjusts financial provisions and reserves for environmental contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies."

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

 6. On January 29, 1996, the Company's Board of Directors approved a plan to build a manufacturing facility in Shanghai, China at a cost of approximately $20 million. The Company will own 100 percent of the plant, which will manufacture tools made of cemented carbides and other hard materials for metalcutting applications. Construction is expected to begin during fiscal 1996, with manufacturing planned to begin in January 1998. The Board of Directors also approved a capital expenditure to begin a pilot project to manufacture solid carbide drills in Pennsylvania.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

There were no material changes in financial position, liquidity or capital resources between June 30, 1995 and December 31, 1995. The ratio of current assets to current liabilities was 2.0 as of December 31, 1995 and 1.8 as of June 30, 1995. The debt to capital ratio (i.e., total debt divided by the sum of total debt and shareholders' equity) was 28 percent as of December 31, 1995, unchanged from June 30, 1995.

Capital expenditures are estimated to be $60-70 million in fiscal year 1996. Expenditures are being made to modernize facilities, upgrade machinery and equipment, and acquire new information technology. Capital expenditures are being financed with cash from operations and borrowings under existing revolving credit agreements with banks.

                            RESULTS OF OPERATIONS

SALES AND EARNINGS

During the quarter ended December 31, 1995, consolidated sales were $259 million, up 13 percent from $230 million in the same quarter last year. Net income was $13.9 million, or $0.52 per share, as compared with net income of $11.9 million, or $0.45 per share in the same quarter last year.

During the six month period ended December 31, 1995, consolidated sales were $514 million, up 14 percent from $449 million last year. Net income was $27.5 million, or $1.03 per share, compared to $22.5 million, or $0.85 per share last year.

For the quarter and six months ended December 31, 1995, earnings increased primarily because of higher sales volume in North America and Europe, and the continued expansion of catalog sales. Earnings were also impacted by higher manufacturing costs and operating expenses related to implementation of new information technology.

The following table presents the Company's sales by product class and geographic area (in thousands):



                          Three Months Ended December 31,   Six Months Ended December 31,
                          -------------------------------   -----------------------------
                            1995       1994     % Change      1995       1994     % Change
                          --------   --------   --------    --------   --------   --------
By Product Class:
Metalworking              $225,092   $197,637      13.9%    $442,039   $381,218     16.0%
Mining and construction     26,189     25,407       3.1       56,429     53,774      4.9
Metallurgical                7,893      7,291       8.3       15,609     14,181     10.1
                          --------   --------      -----    --------   --------     -----
  Net sales               $259,174   $230,335      12.5%    $514,077   $449,173     14.4%
                          ========   ========      =====    ========   ========     =====
By Geographic Area:
Within the United States  $157,420   $141,330      11.4%    $312,360   $281,899     10.8%
International              101,754     89,005      14.3      201,717    167,274     20.6
                          --------   --------      -----    --------   --------     -----
  Net sales               $259,174   $230,335      12.5%    $514,077   $449,173     14.4%
                          ========   ========      =====    ========   ========     =====



METALWORKING PRODUCTS

During the December 1995 quarter, worldwide sales of metalworking products increased 14 percent from last year.

In the United States, direct sales of metalcutting inserts and toolholding devices increased 4 percent. Total sales of industrial supply products increased 28 percent as a result of increased sales through mail order catalogs and full service supply programs.

International sales of metalworking products increased 17 percent from the previous year primarily because of higher sales volume in Europe, the impact of favorable foreign currency translation effects, and newly-consolidated subsidiaries in Japan and China. Excluding the currency translation effect, international metalworking sales increased an estimated 12 percent.

For the six month period, worldwide sales of metalworking products increased 16 percent from the prior year because of increased sales of metalworking products in the United States and Europe, modest price increases, newly-consolidated subsidiaries in Japan and China, and favorable foreign currency translation effects. Excluding foreign currency translation effects, international sales of metalworking products increased 15 percent from last year.

MINING AND CONSTRUCTION PRODUCTS

During the December 1995 quarter, sales of mining and construction tools increased 3 percent from the previous year primarily because of additional domestic demand for mining and construction tools. International sales of highway construction and mining tools increased slightly because of increased demand in the United Kingdom and as a result of the start-up of a joint venture in China.

For the six month period, sales of mining and construction tools increased
5 percent from the prior year primarily because of increased domestic demand for highway construction and mining tools and the start-up of a joint venture in China.

METALLURGICAL PRODUCTS

During the December 1995 quarter, sales of metallurgical products increased
8 percent from the previous year primarily because of increased international demand for carbide powders.

For the six month period, sales of metallurgical products rose 10 percent primarily because of increased international demand for carbide powders.

GROSS PROFIT

As a percentage of sales, gross profit for the December 1995 quarter was 41.6 percent as compared with 41.1 percent in the prior year. The gross profit benefited from higher sales volumes, modest price increases and favorable currency effects of international sales of products manufactured in the United States. These benefits were offset by higher raw material costs, costs associated with the implementation of focused factories, and reduced manufacturing efficiencies due to lower production volumes.

For the six month period, the gross profit was 41.7 percent, up from 41.3 percent last year. The gross profit was favorable affected by higher sales volumes, modest price increases, and favorable foreign currency effects. However, these benefits were partially offset by higher raw material costs, costs associated with the implementation of focused factories, and reduced manufacturing efficiencies due to lower production volumes.

OPERATING EXPENSES

For the quarter ended December 31, 1995, operating expenses as a percentage of sales were 31.5 percent compared to 30.5 percent last year. Operating expenses increased 16 percent primarily because of costs related to implementation of new client server information systems, costs necessary to support the higher sales levels, increased spending on research and development, marketing, and catalog branch openings.

For the six month period, operating expenses as a percentage of sales were
31.4 percent compared to 30.8 percent last year. Operating expenses increased primarily because of costs related to implementation of new client server information systems, costs necessary to support the higher sales levels, increased research and development, marketing and catalog branch openings.

INCOME TAXES

The effective tax rate for the December 1995 quarter was 41.1 percent compared to an effective tax rate of 42.0 percent in the prior year.

For the six month period, the effective tax rate was 40.7 percent compared to
42.3 percent in the prior year. The decrease in the effective tax rate for the six month period is the result of lower estimated non-U.S. taxes and additional benefits derived from the utilization of the foreign sales corporation.

OUTLOOK

In looking to the third quarter ending March 31, 1996, management expects consolidated sales to increase from the $268 million achieved in the same quarter last year. Sales of metalworking products in the United States should continue to benefit from full service supply programs and catalog sales as a result of additional branch openings. International sales are expected to increase due to additional demand and as the Asia-Pacific economy continues to expand. Sales of mining and construction tools should continue to increase from international demand for highway construction and mining tools and emerging opportunities in China and Russia.

The foregoing are "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934. Actual results can differ from those in the forward-looking statements to the extent that the economic conditions in the United States and Europe are not sustained.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information set forth in Part II, Item 4 of the Company's September 30, 1995 Form 10-Q is incorporated by reference herein.


ITEM 5.  OTHER INFORMATION

On January 29, 1996, the Company issued a press release announcing that it received approval to make capital investments in China and Pennsylvania.

The Company's Board of Directors approved a plan to build a manufacturing facility in Shanghai, China at a cost of approximately $20 million. The Company will own 100 percent of the plant, which will manufacture tools made of cemented carbides and other hard materials for metalcutting applications. Construction is expected to begin during fiscal 1996, with manufacturing planned to begin in January 1998.

The Board of Directors also approved a capital expenditure to begin a pilot project to manufacture solid carbide drills in Pennsylvania.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                                                              REFERENCE
  (a) Exhibits                                                ---------

      (27) Financial Data Schedule for six months ended
           December 31, 1995                                  Filed herewith

      (99) Additional Exhibits
           Press Release Dated January 29, 1996               Filed herewith

  (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  KENNAMETAL INC.


Date: February 12, 1996     By:  /s/ RICHARD J. ORWIG
                                 -------------------------
                                 Richard J. Orwig
                                 Vice President
                                 Chief Financial and Administrative Officer