Form 10-Q
period 1996-03-31
KENNAMETAL INC
filed 1996-05-13
CIK 55242

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


         TITLE OF EACH CLASS                OUTSTANDING AT APRIL 30, 1996
- ----------------------------------------    -----------------------------
Capital Stock, par value $1.25 per share              26,655,200

                                KENNAMETAL INC.
                                   FORM 10-Q
                         FOR QUARTER ENDED MARCH 31, 1996

                               TABLE OF CONTENTS


                       PART I.  FINANCIAL INFORMATION

Item No.
- --------

   1.   Financial Statements:

        Condensed Consolidated Balance Sheets (Unaudited)
        March 31, 1996 and June 30, 1995

        Condensed Consolidated Statements of Income (Unaudited)
        Three months and nine months ended March 31, 1996 and 1995

        Condensed Consolidated Statements of Cash Flows (Unaudited) Nine months ended March 31, 1996 and 1995

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

   5.   Other Information

   6.   Exhibits and Reports on Form 8-K

                              PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
- -------------------------------------------------
(in thousands)
                                                       March 31,     June 30,
                                                          1996         1995
ASSETS                                                 ----------   ----------
Current Assets:
  Cash and equivalents                                  $ 12,624     $ 10,827
  Accounts receivable, less allowance for
    doubtful accounts of $10,227 and $12,106             192,442      175,405
  Inventories                                            211,944      200,680
  Deferred income taxes                                   22,262       22,362
                                                        --------     --------
  Total current assets                                   439,272      409,274
                                                        --------     --------
Property, Plant and Equipment:
  Land and buildings                                     150,636      151,905
  Machinery and equipment                                390,889      365,275
  Less accumulated depreciation                         (278,218)    (256,838)
                                                        --------     --------
  Net property, plant and equipment                      263,307      260,342
                                                        --------     --------
Other Assets:
  Investments in affiliated companies                      7,875        6,873
  Intangible assets, less accumulated
    amortization of $20,355 and $19,009                   33,768       32,253
  Deferred income taxes                                   41,064       56,629
  Other                                                    7,560       16,238
                                                        --------     --------
  Total other assets                                      90,267      111,993
                                                        --------     --------
  Total assets                                          $792,846     $781,609
                                                        ========     ========
LIABILITIES
Current Liabilities:
  Current maturities of term debt and capital leases    $ 20,249     $ 17,475
  Notes payable to banks                                  57,760       53,555
  Accounts payable                                        58,223       60,211
  Accrued vacation pay                                    19,929       18,424
  Other                                                   59,105       75,537
                                                        --------     --------
  Total current liabilities                              215,266      225,202
                                                        --------     --------
Term Debt and Capital Leases, Less Current Maturities     68,482       78,700
Deferred Income Taxes                                     21,458       20,998
Other Liabilities                                         51,327       51,615
                                                        --------     --------
  Total liabilities                                      356,533      376,515
                                                        --------     --------
Minority Interest in Consolidated Subsidiaries            11,750       13,209
                                                        --------     --------
SHAREHOLDERS' EQUITY
Shareholders' Equity:
  Preferred stock, 5,000 shares authorized; none issued      -            -
  Capital stock, $1.25 par value; 70,000 and 30,000
    shares authorized; 29,370 shares issued               36,712       36,712
  Additional paid-in capital                              86,712       85,768
  Retained earnings                                      336,739      297,838
  Treasury shares, at cost; 2,714 and 2,793 shares held  (36,097)     (36,737)
  Cumulative translation adjustments                         497        8,304
                                                        --------     --------
  Total shareholders' equity                             424,563      391,885
                                                        --------     --------
  Total liabilities and shareholders' equity            $792,846     $781,609
                                                        ========     ========
See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
- -------------------------------------------------------
(in thousands, except per share data)
                                               Three Months Ended      Nine Months Ended
                                                    March 31,               March 31,
                                              --------------------    -------------------
                                                1996        1995        1996       1995
                                              --------    --------    --------   --------
OPERATIONS:
Net sales                                     $286,095    $268,064    $800,172   $717,237
  Cost of goods sold                           162,129     148,839     461,960    412,604
                                              --------    --------    --------   --------
Gross profit                                   123,966     119,225     338,212    304,633
  Research and development expenses              5,346       4,695      15,287     13,477
  Selling, marketing and distribution expenses  61,037      56,743     181,044    159,847
  General and administrative expenses           16,810      14,954      48,484     41,396
  Amortization of intangibles                      417         363       1,199      1,891
                                              --------    --------    --------   --------
Operating Income                                40,356      42,470      92,198     88,022
  Interest expense                               2,896       3,136       9,008      9,602
  Other income (expense)                           204        (784)        889       (829)
                                              --------    --------    --------   --------
Income before taxes                             37,664      38,550      84,079     77,591
Provision for income taxes                      14,300      16,400      33,200     32,900
                                              --------    --------    --------   --------
Net income                                    $ 23,364    $ 22,150    $ 50,879   $ 44,691
                                              ========    ========    ========   ========
PER SHARE DATA:
Earnings per share                               $0.88       $0.84       $1.91      $1.69
                                              ========    ========    ========   ========
Dividends per share                              $0.15       $0.15       $0.45      $0.45
                                              ========    ========    ========   ========
Weighted average shares outstanding             26,644      26,524      26,622     26,463
                                              ========    ========    ========   ========
See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
- -----------------------------------------------------------
(in thousands)
                                                        Nine Months Ended
                                                             March 31,
                                                   --------------------------
                                                      1996            1995
                                                   ----------      ----------
OPERATING ACTIVITIES:
Net income                                          $50,879         $44,691
Adjustments for noncash items:
  Depreciation and amortization                      29,889          29,138
  Other                                              11,950           9,136
Changes in certain assets and liabilities:
  Accounts receivable                               (21,042)        (26,287)
  Inventories                                       (15,091)        (26,075)
  Accounts payable and accrued liabilities           (3,880)        (14,735)
  Other                                              (4,147)          6,726
                                                    -------         -------
Net cash flow from operating activities              48,558          22,594
                                                    -------         -------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment          (40,537)        (27,323)
Disposals of property, plant and equipment            5,131             984
Other                                                   304          (1,369)
                                                    -------         -------
Net cash flow used for investing activities         (35,102)        (27,708)
                                                    -------         -------
FINANCING ACTIVITIES:
Increase in short-term debt                           4,993          11,093
Increase in term debt                                 7,734           5,206
Reduction in term debt                              (13,713)         (4,791)
Dividend reinvestment and employee stock plans        1,583           3,910
Cash dividends paid to shareholders                 (11,978)        (11,901)
                                                    -------         -------
Net cash flow from (used for) financing activities  (11,381)          3,517
                                                    -------         -------
Effect of exchange rate changes on cash                (278)            767
                                                    -------         -------
CASH AND EQUIVALENTS:
Net increase (decrease) in cash and equivalents       1,797            (830)
Cash and equivalents, beginning                      10,827          17,190
                                                    -------         -------
Cash and equivalents, ending                        $12,624         $16,360
                                                    =======         =======
SUPPLEMENTAL DISCLOSURES:
Interest paid                                       $ 7,753         $ 8,285
Income taxes paid                                    31,378          18,707

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- ----------------------------------------------------------------

 1. The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's 1995 Annual Report. The condensed consolidated balance sheet as of June 30, 1995 has been derived from the audited balance sheet included in the Company's 1995 Annual Report. These interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the nine months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

 2. Inventories are stated at lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for a significant portion of domestic inventories and the first-in, first-out (FIFO) method or average cost for other inventories. The Company used the LIFO method of valuing its inventories for approximately 55 percent of total inventories at March 31, 1996. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on management's projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

 3. The major classes of inventory as of the balance sheet dates were as follows (in thousands):
                                             March 31,         June 30,
                                               1996              1995
                                            ----------       ----------
Finished goods                               $168,077         $147,231
Work in process and powder blends              62,389           65,231
Raw materials and supplies                     21,369           24,629
                                             --------         --------
Inventory at current cost                     251,835          237,091
Less LIFO valuation                           (39,891)         (36,411)
                                             --------         --------
Total inventories                            $211,944         $200,680
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

 5. Prior to its acquisition by the Company, a non-U.S. subsidiary recorded sales of approximately $60 million in calendar 1993 under contracts with a certain customer to provide various equipment, know-how and training for a manufacturing facility. Upon the acquisition by the Company, the subsidiary decided to complete performance under the contracts with this customer but not to enter into any such contracts in the future.

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

 7. On April 29, 1996, the Board of Directors approved the Company's plan to relocate its North American Metalworking Headquarters from Raleigh, N.C. to Latrobe, Pa. (the Plan). The relocation is being made to globalize key functions and to provide a more efficient and focused corporate structure.
The action will affect approximately 300 employees in Raleigh, N.C., all of whom will be offered the opportunity to move to Latrobe, Pa. As a result, an estimated pretax charge of approximately $3.5 million will occur in the fourth quarter of fiscal 1996. The charge will be taken to cover the one-time costs of employee separation arrangements and early retirement costs of those who choose not to move. Implementation of the Plan is expected to be completed during fiscal 1998.

In connection with the Plan, the Company will construct a new headquarters building at an estimated cost of $20 million. The costs resulting from the relocation of employees, hiring and training new employees, and other costs resulting from the temporary duplication of certain operations have not been included in the one-time charge and will be included in operating expenses as incurred. The costs related to these items are estimated to be approximately $9 million pretax and will be incurred during the next two fiscal years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

There were no material changes in financial position, liquidity or capital resources between June 30, 1995 and March 31, 1996. The ratio of current assets to current liabilities was 2.0 as of March 31, 1996 and 1.8 as of June 30, 1995. The debt to capital ratio (i.e., total debt divided by the sum of total debt and shareholders' equity) was 26 percent as of March 31, 1996, and 28% as of June 30, 1995.

Capital expenditures are estimated to be $60-70 million in fiscal year 1996. Expenditures are being made to modernize facilities, upgrade machinery and equipment, and acquire new information technology. Capital expenditures are being financed with cash from operations and borrowings under existing revolving credit agreements with banks.

                            RESULTS OF OPERATIONS

SALES AND EARNINGS

During the quarter ended March 31, 1996, consolidated sales were $286 million, up 7 percent from $268 million in the same quarter last year. Net income was $23.4 million, or $0.88 per share, as compared with net income of $22.2 million, or $0.84 per share in the same quarter last year.

During the nine month period ended March 31, 1996, consolidated sales were $800 million, up 12 percent from $717 million last year. Net income was $50.9 million, or $1.91 per share, compared to $44.7 million, or $1.69 per share last year.

For the quarter ended March 31, 1996, sales increased in the Europe and Asia-Pacific Metalworking markets, in the Industrial Supply market, and in the Mining and Construction market. Sales declined in the North America Metalworking market, which contributed to a less favorable sales mix. The Industrial Supply market accounted for the largest gain as a result of increased sales through mail order and full service supply programs. Earnings were impacted due to higher costs associated with the focused factory initiative, and ongoing investments related to the implementation of SAP client server information systems. Earnings were also reduced by higher manufacturing costs due to lower production levels.

The following table presents the Company's sales by market and geographic area (in thousands):

                           Three Months Ended March 31,       Nine Months Ended March 31,
                          -------------------------------    -----------------------------
                                                Percent                            Percent
                            1996       1995     Change         1996       1995     Change
                          --------   --------   -------      --------   --------   -------
By Market:*
Metalworking:
  North America           $ 97,524   $101,631   (4)%         $274,600   $272,848     1%
  Europe                    73,417     71,667    2            206,548    181,976    14
  Asia-Pacific               9,144      6,066   51             25,715     17,740    45
Industrial Supply           69,677     56,433   23            185,354    146,338    27
Mining and Construction     36,333     32,267   13            107,955     98,335    10
                          --------   --------   ----         --------   --------    ---
  Net sales               $286,095   $268,064    7%          $800,172   $717,237    12%
                          ========   ========   ====         ========   ========    ===
By Geographic Area:
Within the United States  $175,813   $164,605    7%          $488,173   $446,504     9%
Non United States          110,282    103,459    7            311,999    270,733    15
                          --------   --------   ---          --------   --------    ---
  Net sales               $286,095   $268,064    7%          $800,172   $717,237    12%
                          ========   ========   ===          ========   ========    ===

* Historically, sales were classified into three product classes: Metalworking, Mining and
Construction, and Metallurgical Powders.  Previously, the Industrial Supply market was included as a component of Metalworking products.  The balance of Metalworking now is categorized three ways: North America, Europe and Asia-Pacific.  Metallurgical Powders will be combined with the Mining and Construction market.  Prior year amounts have been reclassified to conform to the current presentation.


METALWORKING MARKETS

During the March 1996 quarter, sales in the North America Metalworking market decreased 4 percent from the previous year. Sales of domestic metalcutting inserts and toolholding devices decreased 4 percent as sales growth was affected by poor weather conditions and the slowing U.S. economy. Sales of metalworking products increased 12 percent in Canada.

Sales in the Europe Metalworking market increased 5 percent. Demand for metalworking products was slow in Germany, while sales grew at a faster pace in the United Kingdom and France. Including the impact of unfavorable foreign currency translation effects, sales in the Europe Metalworking market increased 2 percent. Sales were affected by declining economic conditions, primarily in Germany.

In the Asia-Pacific Metalworking market, sales rose 12 percent as a result of increased demand. Including unfavorable foreign currency translation effects, sales in the Asia-Pacific Metalworking market increased 9 percent. Effective July 1, 1995, Kennametal began to consolidate its majority owned subsidiaries in China and Japan.

For the nine month period, sales in the North America Metalworking market were up 1 percent on slightly lower volumes and modest price increases. Sales were impacted by lower demand due to slowing economic conditions in the United States. In the Europe Metalworking market, sales increased 14 percent because of higher sales volumes and the impact of favorable foreign currency translation effects. In the Asia-Pacific Metalworking market, sales increased 45 percent because of increased demand and the impact of newly-consolidated subsidiaries in Japan and China. Excluding foreign currency translation effects, sales in the Europe Metalworking market increased 9 percent from last year.

INDUSTRIAL SUPPLY MARKET

During the March 1996 quarter, sales in the Industrial Supply market increased 23 percent as a result of increased sales through mail order and full service supply programs. The Industrial Supply market now represents almost 25 percent of total sales. Sales rose as a result of innovative marketing programs and the successful geographic expansion program at J&L Industrial Supply, and because of new and existing full service supply programs with large customers. Also, on April 15, 1996, J&L opened a location in Phoenix, Az., and one additional J&L location, St. Louis, Mo., is scheduled to open during the fourth quarter of fiscal 1996.

For the nine month period, sales in the Industrial Supply market increased 27 percent due to innovative marketing programs and the geographic expansion program at J&L, and due to new and existing full service supply programs with large customers. During the nine month period ending March 31, 1996, J&L opened 5 locations and now operates a total of 16 locations in the United States and one location in the United Kingdom.

MINING AND CONSTRUCTION MARKET

During the March 1996 quarter, sales in the Mining and Construction market increased 13 percent from the previous year as a result of strong domestic demand for mining and highway construction tools. International sales of highway construction tools decreased 30 percent due to a slow start of the construction season while mining tools increased slightly due to the start-up of a joint venture in China.

For the nine month period, sales of mining and construction tools increased 10 percent from the prior year primarily because of increased domestic demand for highway construction and mining tools and because of the start-up of a joint venture in China.

GROSS PROFIT MARGIN

As a percentage of sales, gross profit margin for the March 1996 quarter was
43.3 percent as compared with 44.5 percent in the prior year. The gross profit margin benefited from higher sales volume and modest price increases. These benefits were offset by a less favorable sales mix, higher costs associated with the implementation of focused factories, and reduced manufacturing efficiencies due to lower production volumes.

For the nine month period, the gross profit margin was 42.3 percent, compared with 42.5 percent last year. The gross profit margin benefited from higher sales volumes and modest price increases. However, these benefits were partially offset by a less favorable sales mix, higher costs associated with the implementation of focused factories, and reduced manufacturing efficiencies due to lower production volumes.

OPERATING EXPENSES

For the quarter ended March 31, 1996, operating expenses as a percentage of sales were 29.1 percent compared to 28.5 percent last year. Operating expenses increased 9 percent primarily because of costs related to implementation of new SAP client server information systems, costs necessary to support the higher sales levels, increased spending on research and development, and marketing and branch program expansion.

For the nine month period, operating expenses as a percentage of sales were
30.6 percent compared to 29.9 percent last year. Operating expenses increased primarily because of costs related to implementation of new SAP client server information systems, costs necessary to support the higher sales levels, increased spending on research and development, and marketing and branch program expansion.

INCOME TAXES

The effective tax rate for the March 1996 quarter was 38 percent compared to an effective tax rate of 42.5 percent in the prior year. The reduction in the effective tax rate resulted from certain tax benefits derived from international operations.

For the nine month period, the effective tax rate was 39.5 percent compared to
42.4 percent in the prior year. The decrease in the effective tax rate for the nine month period is the result of lower estimated non-U.S. taxes and additional benefits derived from international operations.

OUTLOOK

In looking to the fourth quarter ending June 30, 1996, management expects consolidated sales to be comparable to the third quarter of fiscal 1996.
Sales in the Metalworking markets will be similar to the previous quarter given the current economic conditions. Sales in the Industrial Supply market should benefit from the expansion of locations, catalog sales and full service supply programs. Sales in the Mining and Construction market should increase from additional domestic and international demand.

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

ITEM 5.  OTHER INFORMATION

The Board of Directors approved the Company's plan to further consolidate its global headquarters in Latrobe, Pa., including the relocation of its North American Metalworking Headquarters from Raleigh, N.C. (the Plan). The relocation is being made to globalize key functions and to provide a more efficient and focused corporate structure. As a result, an estimated pretax charge will occur in the fourth quarter of fiscal 1996 of approximately $3.5 million. Implementation of the Plan is expected to be completed during fiscal 1998.

On April 30, 1996, the Company issued a press release announcing the Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                                              REFERENCE
  (a) Exhibits                                                ---------

      (10.17) Credit Agreement dated April 19, 1996
              by and among Kennametal Inc. and Deutsche
              Bank AG; Mellon Bank, N.A.; and PNC Bank,
              National Association                            Filed herewith

      (27)    Financial Data Schedule for nine months ended
              March 31, 1996                                  Filed herewith

      (99)    Press Release Dated April 30, 1996              Filed herewith

  (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 KENNAMETAL INC.


Date: May 13, 1996               By:  /s/ RICHARD J. ORWIG
                                 -------------------------
                                 Richard J. Orwig
                                 Vice President
                                 Chief Financial and Administrative Officer