Form 10-K405
period 1996-06-30
KENNAMETAL INC
filed 1996-09-18
CIK 55242

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED JUNE 30, 1996

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

                            State Route 981 South
                                P. O. Box 231
                         Latrobe, Pennsylvania  15650
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: 412-539-5000

         Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
        Title of each class                    on which registered
- ----------------------------------------     -----------------------
Capital Stock, par value $1.25 per share     New York Stock Exchange
Preferred Stock Purchase Rights              New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of August 30, 1996, the aggregate market value of the registrant's Capital Stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $671,100,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant's Capital Stock, have been deemed affiliates.

As of August 30, 1996, there were 26,747,827 shares of Capital Stock outstanding.

Documents Incorporated by Reference

Portions of the 1996 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.

Portions of the Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into Parts III and IV.

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

                                    PART IV

  14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                    PART I

ITEM 1.  BUSINESS

Overview
- --------

Kennametal Inc. was incorporated in Pennsylvania in 1943. Kennametal Inc. and subsidiaries ("Kennametal" or the "company") manufacture, purchase and distribute a broad range of tools, tooling systems, supplies and services for the metalworking, mining and highway construction industries. Kennametal specializes in developing and manufacturing metalcutting tools and wear-resistant parts using a specialized type of powder metallurgy. Kennametal's metalcutting tools are made of cemented carbides, ceramics, cermets and other hard materials. The company manufactures a complete line of toolholders and toolholding systems by machining and fabricating steel bars and other metal alloys. The company also distributes a broad range of industrial supplies used in the metalworking industry. Kennametal's mining and construction cutting tools are tipped with cemented carbide and are used for underground coal mining and highway construction, repair and maintenance.

Business Segment and Markets
- ----------------------------

The company operates predominantly as a tooling supplier specializing in powder metallurgy, which represents a single business segment. While many of the company's products are similar in composition, sales are classified into three markets: metalworking, industrial supply, and mining and construction. The company's sales by market are presented on page 21 of the 1996 Annual Report to Shareholders, and such information is incorporated herein by reference. Additional information about the company's operations by geographic area is presented on page 37 of the 1996 Annual Report to Shareholders, and such information is incorporated herein by reference.

Metalworking Markets
- --------------------

Kennametal markets, manufactures and distributes a full line of products and services for the metalworking industry. The company provides metalcutting tools to manufacturing companies in a wide range of industries throughout the world.

A Kennametal tooling system usually consists of a steel toolholder and an indexable cutting tool called an insert. During a metalworking operation, the toolholder is positioned in a machine tool, which provides the turning power. While the workpiece or toolholder is rapidly rotating, the cutting tool insert contacts the workpiece and cuts or shapes the workpiece. The cutting tool insert is consumed during use and must be replaced periodically. Metalcutting operations include turning, boring, threading, grooving, milling and drilling. The company also makes wear-resistant parts for use in abrasive environments and specialty applications.

Industrial Supply Market
- ------------------------

Kennametal distributes a full line of industrial supplies to the metalworking industry. These products include cutting tools, abrasives, precision measuring devices, power tools and hand tools, machine tool accessories and to a lesser extent, some maintenance, repair and operating supplies. The majority of industrial supplies distributed by the company are purchased from other manufacturers, although the industrial supply product offering does include Kennametal-manufactured items.

Mining and Construction Market
- ------------------------------

Mining and construction cutting tools are fabricated from steel parts and tipped with cemented carbide. Mining tools, used primarily in the coal industry, include longwall shearer and continuous miner drums, blocks, bits, pinning rods, augers and a wide range of mining tool accessories. The company also supplies compacts for mining, quarrying, water well drilling and oil and gas exploration. Construction cutting tools include carbide-tipped bits for ditching, trenching and road planing, grader blades for site preparation and routine roadbed control and snowplow blades and shoes for winter road plowing.

The company also makes proprietary metallurgical powders for use as a basic material in many of its metalworking, mining and construction products. In addition, the company produces a variety of metallurgical powders and related materials for specialized markets. These products include intermediate carbide powders, hardfacing materials and matrix powders that are sold to manufacturers of cemented carbide products, oil and gas drilling equipment and diamond drill bits.

Acquisition
- -----------

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

Since January 1, 1994, the company purchased additional shares of Hertel for $19 million, thereby increasing the company's ownership interest to 94 percent at June 30, 1996.

International Operations
- ------------------------

The company's principal international operations are conducted in western Europe and Canada. In addition, the company has joint ventures in India, Italy and Russia, sales subsidiaries in Asia-Pacific and sales agents and distributors in eastern Europe and other areas of the world. The company's international operations are subject to the usual risks of doing business in those countries, including currency fluctuations and changes in social, political and economic environments. In management's opinion, the company's business is not materially dependent upon any one international location involving significant risk.

The company's international sales are presented on page 21 of the 1996 Annual Report to Shareholders, and such information is incorporated herein by reference. Information pertaining to the effects of foreign currency fluctuations is contained under the caption "Foreign Currency Translation" in the notes to the consolidated financial statements on page 30 of the 1996 Annual Report to Shareholders, and such information is incorporated herein by reference.

Marketing and Distribution
- --------------------------

The company's products are sold through three distinct channels: a direct sales force, full-service supply programs, and retail showrooms and mail order catalogs. The company's manufactured products are sold to end users primarily through a direct sales force. Service engineers and technicians directly assist customers with product design, selection and application. In addition, Kennametal-manufactured products, together with a broad range of purchased products, are sold through full-service supply programs and retail showrooms and mail order catalogs. The company also uses independent distributors and sales agents in the United States and certain international markets.

The company's products are marketed under various trademarks and tradenames, such as Kennametal*, Hertel*, the letter K combined with other identifying letters and/or numbers*, Block Style K*, Kendex*, Kenloc*, Top Notch*, Erickson*, Kyon*, KM*, Drill-Fix* and Fix-Perfect*. Purchased products are sold under the manufacturer's name or a private label.

Competition
- -----------

Kennametal is one of the world's leading producers of cemented carbide tools and maintains a strong competitive position, especially in North America and Europe. There is active competition in the sale of all products made by the company, with approximately 30 companies engaged in the cemented carbide business in the United States and many more outside the U.S. Several competitors are divisions of larger corporations. In addition, several hundred fabricators and toolmakers, many of whom operate out of relatively small shops, produce tools similar to those made by the company and buy the cemented carbide components for such tools from cemented carbide producers, including the company. Major competition exists from both U.S.-based and international-based concerns. In addition, the company competes with thousands of industrial supply distributors.

The principal methods of competition in the company's business are service, product innovation, quality, availability and price. The company believes that its competitive strength rests on its customer service capabilities, including its multiple distribution channels, its global presence, its state of the art manufacturing capabilities, its ability to develop new and improved tools responsive to the needs of its customers, and the consistent high quality of its products. These factors frequently permit the company to sell such products based on the value added for the customer rather than strictly on competitive prices.

Seasonality
- -----------

Seasonal variations do not have a major effect on the company's business. However, to varying degrees, traditional summer vacation shutdowns of metalworking customers' plants and holiday shutdowns often affect the company's sales levels during the first and second quarters of its fiscal year.

Backlog
- -------

The company's backlog of orders generally is not significant to its operations. Approximately 80 percent of all orders are filled from stock, and the balance generally is filled within short lead times.

Research and Development
- ------------------------

The company is involved in research and development of new products and processes. Research and development expenses totaled $20.6 million, $18.7 million and $15.2 million in 1996, 1995 and 1994, respectively. Additionally, certain costs associated with improving manufacturing processes are included in cost of goods sold. The company holds a number of patents and licenses which, in the aggregate, are not material to the operation of the business.

The company has brought a number of new products to market during the past few years. These include metalcutting inserts that incorporate innovative tool geometries or compositions for improved chip control and productivity. These new compositions include KC994M* multi-coated metalcutting inserts for milling applications, KC9010* and KC9025* multi-coated metalcutting inserts for turning applications, Kyon 3500* ceramic metalcutting inserts for machining cast irons, and KCD25* diamond-coated metalcutting inserts for machining aluminum alloys and other nonferrous materials.

Raw Materials and Supplies
- --------------------------

Major metallurgical raw materials consist of ore concentrates, compounds and secondary materials containing tungsten, tantalum, titanium, niobium and cobalt. Although these raw materials are in relatively adequate supply, major sources are located abroad and prices at times have been volatile. For these reasons, the company exercises great care in the selection, purchase and inventory availability of these materials. The company also purchases substantial quantities of steel bars and forgings for making toolholders and other tool parts and accessories. Products purchased for resale are obtained from thousands of suppliers located in the United States and abroad.

Employees
- ---------

The company employed approximately 7,300 persons at June 30, 1996, of which 4,500 were located in the United States and 2,800 in other parts of the world, principally Europe and Canada. Approximately 1,100 employees were represented by labor unions, of which 130 were hourly-rated employees located at plants in the Latrobe, Pennsylvania, area. The remaining 970 employees represented by labor unions were employed at eight plants located outside of the United States. The company considers its labor relations to be generally good.

Regulation
- ----------

Compliance with government laws and regulations pertaining to the discharge of materials or pollutants into the environment or otherwise relating to the protection of the environment did not have a material effect on the company's capital expenditures, earnings or competitive position for the year covered by this report, nor is such compliance expected to have a material effect in the future.

- -------------------------------------------------------------
*  Trademark owned by Kennametal Inc. or Kennametal Hertel AG

ITEM 2.  PROPERTIES

Presented below is a summary of principal manufacturing facilities used by the company and its majority-owned subsidiaries.


      Location                     Owned/Leased    Principal Products
      --------                     ------------    ------------------
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

INTERNATIONAL (a):
Port Coquitlam, Canada (b)            Owned        Metallurgical Powders
Victoria, Canada                      Owned        Wear Parts
Shanxi, China                         Owned        Mining Tools
Xuzhou, China                         Owned        Mining Tools
Blaydon, England                      Leased       Mining Tools
Kingswinford, England                 Leased       Metalworking Toolholders
Ebermannstadt, Germany                Owned        Metalworking Inserts
Mistelgau, Germany                    Owned        Metallurgical Powders,
                                                     Metalworking Inserts
                                                     and Wear Parts
Nabburg, Germany                      Owned        Metalworking Toolholders
Vohenstrauss, Germany                 Leased       Metalworking Carbide Drills
Arnhem, Netherlands                   Owned        Wear Products

(a) In January 1996, the company announced plans to build a $20-million facility in Shanghai, China, to manufacture cemented carbide metalcutting tools. Operations are planned to begin in 1998.

(b) During the fourth quarter of 1996, the company decided to close this facility. The manufacture of products produced at this location will be continued from other company locations.

The company also has a network of warehouses and customer service centers located throughout North America, western Europe, Asia and Australia, a significant portion of which are leased. The majority of the company's research and development efforts are conducted in a corporate technology center located adjacent to corporate headquarters in Latrobe, Pennsylvania, and in Fuerth, Germany.

All significant properties are used in the company's dominant business of powder metallurgy, tools, tooling systems and supplies. The company's production capacity is adequate for its present needs. The company believes that its properties have been adequately maintained, are generally in good condition and are suitable for the company's business as presently conducted.

ITEM 3.  LEGAL PROCEEDINGS

(a) In connection with a Domination Contract with Hertel, under German law, the company is required to offer to minority shareholders to purchase their shares for a reasonable compensation and to guarantee dividends during the term of the Domination Contract (ending June 30, 1996, subject to annual renewals) and to pay to Hertel any net cumulative losses it sustains during the term of the contract and has liability to Hertel creditors as if Hertel merged with the company. Several minority shareholders are contesting the reasonableness of the purchase price for minority shares and the minimum dividend on minority shares offered by the company in connection with the Domination Contract through litigation in Germany. It is management's opinion that the company and Hertel have viable defenses to the contest of the reasonableness of the minority share purchase price and minimum dividend and, in any event, that the ultimate outcome of this matter will not have a material adverse effect on the results of operations, cash flows or financial position of the company.

(b) There are no other material pending legal proceedings, other than litigation incidental to the ordinary course of business, to which the company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 1996, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

                          OFFICERS OF THE REGISTRANT

Name, Age, and Position                       Experience During Past Five Years (2)
- -----------------------                       -------------------------------------
Robert L. McGeehan, 59 (1)                    President and Director since 1989.  Chief
   President                                  Executive Officer since October 1, 1991.
   Chief Executive Officer
   Director

David B. Arnold, 57 (1)                       Vice President since 1979.  Chief Technical
   Vice President                             Officer since 1988.
   Chief Technical Officer

James R. Breisinger, 46                       Vice President since 1990.  Renamed
   Vice President                             Controller in 1994.  Managing Director of
   Controller                                 Europe from 1991 to 1994.  Controller from
                                              1983 to 1991.

David T. Cofer, 51 (1)                        Vice President since 1986.  Secretary and
   Vice President                             General Counsel since 1982.
   Secretary and General Counsel

Richard P. Gibson, 61                         Assistant Treasurer since 1985.  Director
   Assistant Treasurer                        of Taxes since 1980.
   Director of Taxes

James W. Heaton, 64                           Vice President since 1984.  Senior
   Senior Vice President                      Vice President and Director of Customer
   Director of Customer Satisfaction          Satisfaction since 1990.

Richard C. Hendricks, 57 (1)                  Vice President since 1982.  Director of
   Vice President                             Corporate Business Development since 1992.
   Director of Corporate Business             General Manager of the Mining and
   Development                                Metallurgical Division from 1990 to 1992.

Timothy D. Hudson, 50                         Vice President since 1994.  Director
   Vice President                             of Human Resources since 1992.  Corporate
   Director of Human Resources                Manager of Human Resources from 1978 to 1992.

H. Patrick Mahanes, Jr., 53 (1)               Vice President since 1987.  Named Chief
   Vice President                             Operating Officer in 1995.  Director of
   Chief Operating Officer                    Operations from 1991 to 1995.

Richard V. Minns, 58                          Vice President since 1990.  Director of
   Vice President                             Sales for the Metalworking Systems Division
   Director of Metalworking Sales,            since 1985.
   North America

James E. Morrison, 45                         Vice President since 1994.  Treasurer
   Vice President                             since 1987.
   Treasurer

Kevin G. Nowe, 44                             Joined the company as Assistant General
   Assistant Secretary                        Counsel in 1992 and was elected Assistant
   Assistant General Counsel                  Secretary in 1993.  Previously was Senior
                                              Counsel and Corporate Secretary of Emro
                                              Marketing Company in Enon, Ohio.

Richard J. Orwig, 55 (1)                      Vice President since 1987.  Named Chief
   Vice President                             Financial and Administrative Officer in
   Chief Financial and Administrative         1994.  Director of Administration from
   Officer                                    1991 to 1994.

Alan G. Ringler, 46 (1)                       Vice President since 1989. Director of
   Vice President                             Metalworking Systems Division since 1992.
   Director of Metalworking Systems           Director of Metalworking, North America,
   Division                                   from 1991 to 1992.

Michael W. Ruprich, 40 (1)                    Named Director of Global Marketing and Sales
   Vice President, Kennametal Inc.            in 1996.  Vice President of Kennametal Inc.
   President, J&L America Inc.                and President, J&L America Inc. since 1994.
   Director of Global Marketing and Sales     General Manager of J&L from 1993 to 1994.
                                              National Sales and Marketing Manager from
                                              1992 to 1993.  General Manager-East Coast
                                              Region from 1990 to 1992.

P. Mark Schiller, 48                          Vice President since 1992.  Director of
   Vice President                             Kennametal Distribution Services since
   Director of Kennametal Distribution        1990.
   Services

Notes:
- ------
   (1)  Executive officer of the Registrant.
   (2)  Each officer has been elected by the Board of Directors to serve until removed or until a successor is elected and qualified, and has served continuously as an officer since first elected.

                                    PART II

The information required under Items 5 through 8 is included in the 1996 Annual Report to Shareholders and such information is incorporated herein by reference as indicated by the following table.

                                                  Incorporated by Reference to Captions
                                                  and Pages of the 1996 Annual Report
                                                  -------------------------------------
ITEM 5.  Market for the Registrant's              Quarterly Financial Information
         Capital Stock and Related                (Unaudited) on page 38.
         Stockholder Matters

ITEM 6.  Selected Financial Data                  Ten-Year Financial Highlights
                                                  (information with respect to the years
                                                  1992 to 1996) on pages 40 and 41.

ITEM 7.  Management's Discussion and              Management's Discussion & Analysis
         Analysis of Financial Condition          on pages 21 to 24.
         and Results of Operations

ITEM 8.  Financial Statements and                 Item 14(a)1 herein and Quarterly
         Supplementary Data                       Financial Information (Unaudited) on
                                                  page 38.

ITEM 9.  Changes in and Disagreements             Not applicable.
         on Accounting and Financial
         Disclosure


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information set forth in Part I under the caption "Officers of the Registrant" and the information set forth under the caption "Election of Directors" in the company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 30, 1996 ("1996 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference is the information set forth under the caption "Compensation of Executive Officers" and certain information regarding directors' fees under the caption "Board of Directors and Board Committees" in the 1996 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information set forth under the caption "Ownership of Capital Stock by Directors, Nominees and Executive Officers" with respect to the directors' and officers' shareholdings and under the caption "Principal Holders of Voting Securities" with respect to other beneficial owners in the 1996 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is certain information set forth in the notes to the table under the caption "Election of Directors" in the 1996 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Form 10-K report.

    1. Financial Statements

       The consolidated balance sheets as of June 30, 1996 and 1995, the consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1996, and the notes to consolidated financial statements, together with the report thereon of Arthur Andersen LLP dated July 22, 1996, presented in the company's 1996 Annual Report to Shareholders, are incorporated herein by reference.

    2. Financial Statement Schedules

       The financial statement schedule shown below should be read in conjunction with the financial statements contained in the 1996 Annual Report to Shareholders. Other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       Separate financial statements of the company are omitted because the company is primarily an operating company and all significant subsidiaries included in the consolidated financial statements are wholly-owned, with the exception of Kennametal Hertel AG, in which the company has a 94 percent interest.

       Financial Statement Schedule:
       -----------------------------
       Report of Independent Public Accountants

       Schedule II - Valuation and Qualifying Accounts for the Three Years
                     Ended June 30, 1996


    3. Exhibits

       (3) Articles of Incorporation and Bylaws
           ------------------------------------

           (3.1)     Amended and Restated Articles      Exhibit 3.1 of the company's
                     of Incorporation as Amended        September 30, 1994 Form 10-Q is
                                                        incorporated herein by reference.

           (3.2)     Bylaws                             Exhibit 3.1 of the company's
                                                        March 31, 1991 Form 10-Q (SEC
                                                        file no. reference 1-5318; docket
                                                        entry date - May 14, 1991) is
                                                        incorporated herein by reference.

       (4) Instruments Defining the Rights of
           Security Holders, Including Indentures
           --------------------------------------

           (4.1)     Rights Agreement dated             Exhibit 4 of the company's
                     October 25, 1990                   Form 8-K dated October 23, 1990
                                                        (SEC file no. reference 1-5318;
                                                        docket entry date - November 1, 1990)
                                                        is incorporated herein by reference.

           (4.2)     Form of Note Agreement with        Exhibit 4.3 of the company's 1990
                     various creditors dated as of      Form 10-K (SEC file no. reference
                     May 1, 1990                        1-5318; docket entry date -
                                                        September 26, 1990) is incorporated
                                                        herein by reference.

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

       (10) Material Contracts
            ------------------

            (10.1)*  Management Performance             The discussion regarding the
                     Bonus Plan                         Management Performance Bonus
                                                        Plan under the caption "Report of
                                                        the Board of Directors Committee
                                                        on Executive Compensation"
                                                        contained in the company's 1996
                                                        Proxy Statement is incorporated
                                                        herein by reference.

            (10.2)*  Stock Option Plan of 1982,         Exhibit 10.3 of the company's
                     as amended                         December 31, 1985 Form 10-Q
                                                        (SEC file no. reference 1-5318;
                                                        docket entry date - February 14, 1986)
                                                        is incorporated herein by reference.

            (10.3)*  Stock Option and                   Exhibit 10.1 of the company's
                     Incentive Plan of 1988             December 31, 1988 Form 10-Q
                                                        (SEC file no. reference 1-5318;
                                                        docket entry date - February 9, 1989)
                                                        is incorporated herein by reference.

            (10.4)*  Officer employment                 Exhibit 10.3 of the company's 1988
                     agreements, as amended             Form 10-K (SEC file no. reference
                     and restated                       1-5318; docket entry date -
                                                        September 23, 1988) is incorporated
                                                        herein by reference.

            (10.5)*  Deferred Fee Plan for              Exhibit 10.4 of the company's 1988
                     Outside Directors                  Form 10-K (SEC file no. reference
                                                        1-5318; docket entry date -
                                                        September 23, 1988) is incorporated
                                                        herein by reference.

            (10.6)*  Executive Deferred                 Exhibit 10.5 of the company's 1988
                     Compensation Trust                 Form 10-K (SEC file no. reference
                     Agreement                          1-5318; docket entry date -
                                                        September 23, 1988) is incorporated
                                                        herein by reference.

            (10.7)*  Form of Employment                 Exhibit 10.8 of the company's 1990
                     Agreement with certain             Form 10-K (SEC file no. reference
                     executive officers                 1-5318; docket entry date -
                                                        September 26, 1990) is incorporated
                                                        herein by reference.

            (10.8)*  Stock Option and                   Exhibit 10.1 of the company's
                     Incentive Plan of 1992             September 30, 1992 Form 10-Q is
                                                        incorporated herein by reference.

            (10.9)*  Directors Stock Incentive          Exhibit 10.2 of the company's
                     Plan                               September 30, 1992 Form 10-Q is
                                                        incorporated herein by reference.

            (10.10)  Underwriting Agreement             Exhibit 1.1 of the company's
                     (U.S. Version)                     March 31, 1994 Form 10-Q is
                                                        incorporated herein by reference.

            (10.11)  Underwriting Agreement             Exhibit 1.2 of the company's
                     (International Version)            March 31, 1994 Form 10-Q is
                                                        incorporated herein by reference.

            (10.12)  Credit Agreement dated             Exhibit 10.17 of the company's
                     as of April 19, 1996 by and        March 31,1996 Form 10-Q is
                     among Kennametal Inc. and          incorporated herein by reference.
                     Deutsche Bank AG, Mellon
                     Bank N.A. and PNC Bank,
                     National Association

            (10.13)* Performance Bonus Stock            Exhibit A of the company's 1995
                     Plan of 1995                       annual meeting proxy statement.

       (13) Annuual Report to Shareholders              Portions of the 1996 Annual
            ------------------------------              Report are filed herewith.

       (21) Subsidiaries of the Registrant              Filed herewith.
            ------------------------------

       (23) Consent of Independent Public               Filed herewith.
            Accountants
            -----------------------------

       (27) Financial Data Schedule                     Filed herewith.
            -----------------------


(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the quarter ended June 30, 1996.

- ------------------------------------------------------------------
* Denotes management contract or compensatory plan or arrangement.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               KENNAMETAL INC.




                                      By  /s/  RICHARD J. ORWIG
                                          ------------------------------------
                                               Richard J. Orwig
                                               Vice President, Chief Financial
                                               and Administrative Officer


Date:  September 18, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                              Title                            Date
         ---------                              -----                            ----
/s/  QUENTIN C. MCKENNA
- ----------------------------------
     Quentin C. McKenna                 Chairman of the Board             September 18, 1996


/s/  ROBERT L. MCGEEHAN
- ----------------------------------
     Robert L. McGeehan                 President, Chief Executive        September 18, 1996
                                        Officer and Director


/s/  JAMES R. BREISINGER
- ----------------------------------
     James R. Breisinger                Vice President, Controller        September 18, 1996
                                        and Chief Accounting Officer


/s/  RICHARD J. ORWIG
- ----------------------------------
     Richard J. Orwig                   Vice President, Chief             September 18, 1996
                                        Financial and Administrative
                                        Officer


/s/  RICHARD C. ALBERDING
- ----------------------------------
     Richard C. Alberding                       Director                  September 18, 1996


/s/  PETER B. BARTLETT
- ----------------------------------
     Peter B. Bartlett                          Director                  September 18, 1996


/s/  A. PETER HELD
- ----------------------------------
     A. Peter Held                              Director                  September 18, 1996


/s/  WARREN H. HOLLINSHEAD
- ----------------------------------
     Warren H. Hollinshead                      Director                  September 18, 1996


/s/  ALOYSIUS T. MCLAUGHLIN, JR.
- ----------------------------------
     Aloysius T. McLaughlin, Jr.                Director                  September 18, 1996


/s/  WILLIAM R. NEWLIN
- ----------------------------------
     William R. Newlin                          Director                  September 18, 1996


/s/  LARRY YOST
- ----------------------------------
     Larry Yost                                 Director                  September 18, 1996

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Kennametal Inc.


We have audited, in accordance with generally accepted auditing standards, the financial statements included in Kennametal Inc.'s annual report to shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated July 22, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in Item 14(a)2 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                         /s/  ARTHUR ANDERSEN LLP
                                         -----------------------------
                                              Arthur Andersen LLP


Pittsburgh, Pennsylvania
July 22, 1996


KENNAMETAL INC.	SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED JUNE 30, 1996
- ---------------------------------------
(Dollars in thousands)

                                                       Additions
                                         ---------------------------------------
                          Balance at     Charged to                                   Deductions      Balance at
                         Beginning of    Costs and                       Other           from           End of
Description                  Year         Expenses      Recoveries    Adjustments     Reserves (c)       Year
- -----------              ------------    ----------     ----------    -----------     ------------    ----------
1996

Allowance for
   doubtful accounts       $12,106        $1,810          $213         $ (871) (a)      $3,962         $ 9,296
                           =======        ======          ====         ======           ======         =======

1995

Allowance for
   doubtful accounts       $ 9,328        $1,477          $237         $2,131  (a)      $1,067         $12,106
                           =======        ======          ====         ======           ======         =======

1994

Allowance for
   doubtful accounts       $ 2,062        $  608          $334         $6,682  (b)      $  358         $ 9,328
                           =======        ======          ====         ======           ======         =======

(a)  Represents foreign currency translation adjustment.
(b)  Represents the allowance recognized in connection with the purchase of an 81 percent interest in Hertel AG.
(c)  Represents uncollected accounts charged against the allowance.

                                        EXHIBIT INDEX

Exhibit
   No.                                                      Reference
- -------                                      -----------------------------------------

 3.1   Amended and Restated Articles         Exhibit 3.1 of the company's September 30, 1994
       of Incorporation as Amended           Form 10-Q is incorporated herein by reference.

 3.2   Bylaws                                Exhibit 3.1 of the company's March 31, 1991
                                             Form 10-Q (SEC file no. reference 1-5318;
                                             docket entry date - May 14, 1991) is
                                             incorporated herein by reference.

 4.1   Rights Agreement dated                Exhibit 4 of the company's Form 8-K dated
       October 25, 1990                      October 23, 1990 (SEC file no. reference 1-5318;
                                             docket entry date - November 1, 1990) is
                                             incorporated herein by reference.

 4.2   Form of Note Agreement with           Exhibit 4.3 of the company's 1990 Form 10-K
       various creditors dated as of         (SEC file no. reference 1-5318; docket entry
       May 1, 1990                           date - September 26, 1990) is incorporated
                                             herein by reference.

10.1   Management Performance                The discussion regarding the Management
       Bonus Plan                            Performance Bonus Plan under the caption
                                             "Report of the Board of Directors Committee on
                                             Executive Compensation" contained in the
                                             company's 1996 Proxy Statement is incorporated
                                             herein by reference.

10.2   Stock Option Plan of 1982, as         Exhibit 10.3 of the company's December 31, 1985
       amended                               Form 10-Q (SEC file no. reference 1-5318;
                                             docket entry date - February 14, 1986) is
                                             incorporated herein by reference.

10.3   Stock Option and Incentive Plan       Exhibit 10.1 of the company's December 31, 1988
       of 1988                               Form 10-Q (SEC file no. reference 1-5318;
                                             docket entry date - February 9, 1989) is
                                             incorporated herein by reference.

10.4   Officer employment agreements,        Exhibit 10.3 of the company's 1988 Form 10-K
       as amended and restated               (SEC file no. reference 1-5318; docket entry
                                             date - September 23, 1988) is incorporated
                                             herein by reference.

10.5   Deferred Fee Plan for Outside         Exhibit 10.4 of the company's 1988 Form 10-K
       Directors                             (SEC file no. reference 1-5318; docket entry
                                             date - September 23, 1988) is incorporated
                                             herein by reference.

10.6   Executive Deferred Compensation       Exhibit 10.5 of the company's 1988 Form 10-K
       Trust Agreement                       (SEC file no. reference 1-5318; docket entry
                                             date - September 23, 1988) is incorporated
                                             herein by reference.

10.7   Form of Employment Agreement          Exhibit 10.8 of the company's 1990 Form 10-K
       with certain executive officers       (SEC file no. reference 1-5318; docket entry
                                             date - September 26, 1990) is incorporated
                                             herein by reference.

10.8   Stock Option and Incentive Plan       Exhibit 10.1 of the company's September 30, 1992
       of 1992                               Form 10-Q is incorporated herein by reference.

10.9   Directors Stock Incentive Plan        Exhibit 10.2 of the company's September 30, 1992
                                             Form 10-Q is incorporated herein by reference.

10.10  Underwriting Agreement                Exhibit 1.1 of the company's March 31, 1994
       (U.S. Version)                        Form 10-Q is incorporated herein by reference.

10.11  Underwriting Agreement                Exhibit 1.2 of the company's March 31, 1994
       (International Version)               Form 10-Q is incorporated herein by reference.

10.12  Credit Agreement dated                Exhibit 10.17 of the company's March 31, 1996
       as of April 19, 1996 by and           Form 10-Q is incorporated herein by reference.
       among Kennametal Inc. and
       Deutsche Bank AG, Mellon
       Bank N.A. and PNC Bank,
       National Association

10.13  Performance Bonus Stock               Exhibit A of the company's 1995 annual meeting
       Plan of 1995                          proxy statement.

13     Annual Report to Shareholders         Portions of the 1996 Annual Report are filed
                                             herewith.

21     Subsidiaries of the Registrant        Filed herewith.

23     Consent of Independent Public         Filed herewith.
       Accountants

27     Financial Data Schedule               Filed herewith.
