Form 10-Q
period 1996-09-30
KENNAMETAL INC
filed 1996-11-13
CIK 55242

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996



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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


         TITLE OF EACH CLASS                OUTSTANDING AT OCTOBER 31, 1996
----------------------------------------    -------------------------------
Capital Stock, par value $1.25 per share              26,747,827

                                   KENNAMETAL INC.
                                      FORM 10-Q
                        FOR QUARTER ENDED SEPTEMBER 30, 1996



                                  TABLE OF CONTENTS



Item No.
--------


                           PART I.  FINANCIAL INFORMATION

   1.   Financial Statements:

        Condensed Consolidated Balance Sheets (Unaudited)
        September 30, 1996 and June 30, 1996

        Condensed Consolidated Statements of Income (Unaudited)
        Three months ended September 30, 1996 and 1995

        Condensed Consolidated Statements of Cash Flows (Unaudited) Three months ended September 30, 1996 and 1995

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

   4.   Submission of Matters to a Vote of Security Holders

   6.   Exhibits and Reports on Form 8-K

                          PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------
(in thousands)                                        September 30,  June 30,
                                                          1996         1996
ASSETS                                                  --------     --------
Current Assets:
  Cash and equivalents                                  $ 23,427     $ 17,090
  Accounts receivable, less allowance for
    doubtful accounts of $9,811 and $9,296               184,511      189,820
  Inventories                                            213,418      204,934
  Deferred income taxes                                   24,924       24,620
                                                        --------     --------
  Total current assets                                   446,280      436,464
                                                        --------     --------
Property, Plant and Equipment:
  Land and buildings                                     157,888      156,064
  Machinery and equipment                                437,112      415,443
  Less accumulated depreciation                         (318,261)    (304,400)
                                                        --------     --------
  Net property, plant and equipment                      276,739      267,107
                                                        --------     --------
Other Assets:
  Investments in affiliated companies                     10,361        8,742
  Intangible assets, less accumulated
    amortization of $21,379 and $20,795                   43,363       33,756
  Deferred income taxes                                   41,172       41,757
  Other                                                   13,016       11,665
                                                        --------     --------
  Total other assets                                     107,912       95,920
                                                        --------     --------
  Total assets                                          $830,931     $799,491
                                                        ========     ========
LIABILITIES
Current Liabilities:
  Current maturities of term debt and capital leases    $ 17,773     $ 17,543
  Notes payable to banks                                  56,418       57,549
  Accounts payable                                        58,033       64,663
  Accrued vacation pay                                    20,344       19,228
  Other                                                   79,325       59,830
                                                        --------     --------
  Total current liabilities                              231,893      218,813
                                                        --------     --------
Term Debt and Capital Leases, Less Current Maturities     56,389       56,059
Deferred Income Taxes                                     20,685       20,611
Other Liabilities                                         55,708       52,559
                                                        --------     --------
  Total liabilities                                      364,675      348,042
                                                        --------     --------
Minority Interest in Consolidated Subsidiaries            13,048       12,500
                                                        --------     --------
SHAREHOLDERS' EQUITY
Shareholders' Equity:
  Preferred stock, 5,000 shares authorized; none issued        -            -
  Capital stock, $1.25 par value; 70,000 shares
    authorized; 29,370 shares issued                      36,712       36,712
  Additional paid-in capital                              88,085       87,417
  Retained earnings                                      362,788      351,594
  Treasury shares, at cost; 2,622 and 2,667 shares held  (35,171)     (35,734)
  Cumulative translation adjustments                         794       (1,040)
                                                        --------     --------
  Total shareholders' equity                             453,208      438,949
                                                        --------     --------
  Total liabilities and shareholders' equity            $830,931     $799,491
                                                        ========     ========

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------
(in thousands, except per share data)

                                                         Three Months Ended
                                                            September 30,
                                                         --------------------
                                                          1996         1995
OPERATIONS:                                             --------     --------
Net sales                                               $275,203     $254,903
  Cost of goods sold                                     160,493      148,461
                                                        --------     --------
Gross profit                                             114,710      106,442
  Research and development expenses                        5,739        4,964
  Selling, marketing and distribution expenses            63,019       59,375
  General and administrative expenses                     18,206       15,692
  Amortization of intangibles                                546          384
                                                        --------     --------
Operating Income                                          27,200       26,027
  Interest expense                                         2,642        2,939
  Other income (expense)                                     445         (249)
                                                        --------     --------
Income before taxes                                       25,003       22,839
Provision for income taxes                                 9,800        9,200
                                                        --------     --------
Net income                                              $ 15,203     $ 13,639
                                                        ========     ========
PER SHARE DATA:
Earnings per share                                      $   0.57     $   0.51
                                                        ========     ========
Dividends per share                                     $   0.15     $   0.15
                                                        ========     ========
Weighted average shares outstanding                       26,729       26,597
                                                        ========     ========

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------
(in thousands)

                                                         Three Months Ended
                                                            September 30,
                                                      -----------------------
                                                        1996            1995
OPERATING ACTIVITIES:                                 -------         -------
Net income                                            $15,203         $13,639
Adjustments for noncash items:
  Depreciation and amortization                         9,948           9,767
  Other                                                 2,335           2,970
Changes in certain assets and liabilities, net of
  effects of acquisitions:
  Accounts receivable                                   9,647           2,537
  Inventories                                          (2,551)        (13,046)
  Accounts payable and accrued liabilities              2,702          (4,848)
  Other                                                  (344)          3,868
                                                      -------         -------
Net cash flow from operating activities                36,940          14,887
                                                      -------         -------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment            (14,615)        (18,030)
Disposals of property, plant and equipment                 16           1,008
Acquisitions, net of cash                             (14,102)              -
Other                                                   1,938            (418)
                                                      -------         -------
Net cash flow used for investing activities           (26,763)        (17,440)
                                                      -------         -------
FINANCING ACTIVITIES:
Increase (decrease) in short-term debt                 (1,406)          8,498
Increase in term debt                                     403           1,041
Reduction in term debt                                   (312)         (1,879)
Dividend reinvestment and employee stock plans          1,230             819
Cash dividends paid to shareholders                    (4,009)         (3,987)
                                                       ------          ------
Net cash flow from (used for) financing activities     (4,094)          4,492
                                                       ------          ------
Effect of exchange rate changes on cash                   254            (130)
                                                       ------          ------
CASH AND EQUIVALENTS:
Net increase in cash and equivalents                    6,337           1,809
Cash and equivalents, beginning                        17,090          10,827
                                                      -------         -------
Cash and equivalents, ending                          $23,427         $12,636
                                                      =======         =======
SUPPLEMENTAL DISCLOSURES:
Interest paid                                         $ 1,288         $ 1,654
Income taxes paid                                       3,994           4,995

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

1. The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's 1996 Annual Report. The condensed consolidated balance sheet as of June 30, 1996 has been derived from the audited balance sheet included in the Company's 1996 Annual Report. These interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the three months ended
    September 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

2. Inventories are stated at lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for a significant portion of domestic inventories and the first-in, first-out (FIFO) method or average cost for other inventories. The Company used the LIFO method of valuing its inventories for approximately 55 percent of total inventories at September 30, 1996. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on management's projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

3. The major classes of inventory as of the balance sheet dates were as follows (in thousands):
                                               September 30,      June 30,
                                                   1996             1996
                                                 --------         --------
    Finished goods                               $172,899         $169,108
    Work in process and powder blends              58,125           59,326
    Raw materials and supplies                     21,861           16,514
                                                 --------         --------
    Inventory at current cost                     252,885          244,948
    Less LIFO valuation                           (39,467)         (40,014)
                                                 --------         --------
    Total inventories                            $213,418         $204,934
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

5. Effective July 1, 1996, the company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of SFAS No. 121 did not have an impact on the financial statements, as the statement is consistent with existing company policy.

6. During the quarter and on October 1, 1996, the company acquired three companies, with annual sales totaling approximately $22 million, for a total consideration of approximately $19 million. The acquisitions have been accounted for using the purchase method of accounting. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------
             FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

There were no material changes in financial position, liquidity or capital resources between June 30, 1996 and September 30, 1996. The ratio of current assets to current liabilities was 1.9 as of September 30, 1996 and 2.0 as of June 30, 1996. The debt to capital ratio (i.e., total debt divided by the sum of total debt and shareholders' equity) was 22 percent as of September 30, 1996, and 23 percent as of June 30, 1996.

Capital expenditures are estimated to be $70-$80 million in fiscal year 1997. Expenditures will be used primarily to construct a new corporate headquarters and a manufacturing facility in China, to acquire additional client-server information systems and to upgrade machinery and equipment. Capital expenditures are being financed with cash from operations and borrowings under existing revolving credit agreements with banks.

                             RESULTS OF OPERATIONS

SALES AND EARNINGS
------------------
During the quarter ended September 30, 1996, consolidated sales were $275 million, up 8 percent from $255 million in the same quarter last year. Net income was $15.2 million, or $0.57 per share, as compared with net income of $13.6 million, or $0.51 per share in the same quarter last year.

For the quarter ended September 30, 1996, sales increased in all markets with the exception of the Europe Metalworking market. The Industrial Supply market accounted for the largest sales gain as a result of increased mail order sales through J&L Industrial Supply as well as additional Full Service Supply programs. Earnings benefited from productivity improvements related to the Focused Factory initiative and modest price increases. This was offset by a less favorable sales mix and slightly lower production levels.

The following table presents the Company's sales by market and geographic area (in thousands):
                                                       Three Months Ended
                                                         September 30,
                                                ------------------------------
                                                 1996         1995    % Change
By Market:                                     --------     --------  --------
Metalworking:
  North America                                $ 90,907     $ 87,560      4%
  Europe                                         60,694       65,383     (7)
  Asia-Pacific                                   10,400        7,994     30
Industrial Supply                                73,278       56,251     30
Mining and Construction                          39,924       37,715      6
                                               --------     --------     ---
  Net sales                                    $275,203     $254,903      8%
                                               ========     ========     ===
By Geographic Area:
Within the United States                       $177,500     $154,940     15%
International                                    97,703       99,963     (2)
                                               --------     --------     ---
  Net sales                                    $275,203     $254,903      8%
                                               ========     ========     ===

METALWORKING MARKETS
--------------------
During the September 1996 quarter, sales in the North America Metalworking market increased 4 percent from the previous year. Direct sales of domestic metalcutting inserts and toolholding devices increased 2 percent due to slightly improved economic conditions in the United States and due to additional emphasis of milling and drilling products. Sales of metalworking products increased 14 percent in Canada.

Sales in the Europe Metalworking market decreased 7 percent. Demand for metalworking products continues to be slow due to weak economic conditions in Europe, primarily in Germany. Sales in the United Kingdom and France posted modest gains. Excluding the impact of unfavorable foreign currency translation effects, sales in the Europe Metalworking market decreased 3 percent.

In the Asia-Pacific Metalworking market, sales rose 6 percent, excluding the consolidation of a majority-owned subsidiary in China, as sales were impacted by soft economic conditions in the Asian region and Korea. Excluding unfavorable foreign currency translation effects, sales in the Asia-Pacific Metalworking market increased 11 percent.

INDUSTRIAL SUPPLY MARKET
------------------------
During the September 1996 quarter, sales in the Industrial Supply market increased 30 percent as a result of increased sales through mail order and Full Service Supply programs. The increase in sales was driven by the ongoing geographic expansion program at J&L Industrial Supply, new and existing Full Service Supply programs with large customers and innovative marketing programs. During the September quarter, J&L opened a new location in Dallas, Texas, and three additional J&L locations are scheduled to open by the end of calendar 1996.

MINING AND CONSTRUCTION MARKET
------------------------------
During the September 1996 quarter, sales in the Mining and Construction market increased 6 percent from the previous year as a result of increased domestic demand for mining and highway construction tools. International sales of highway construction tools decreased as a result of weak economic conditions in Europe.

GROSS PROFIT MARGIN
-------------------
As a percentage of sales, gross profit margin for the September 1996 quarter was 41.7 percent as compared with 41.8 percent in the prior year. The gross profit margin benefited from productivity improvements related to the Focused Factory initiative and modest price increases. These benefits were offset by a less favorable sales mix and slightly lower production levels.

OPERATING EXPENSES
------------------
For the quarter ended September 30, 1996, operating expenses as a percentage of sales were 31.6 percent compared to 31.4 percent last year. Operating expenses increased 9 percent primarily because of costs related to implementation of new SAP client-server information systems, costs necessary to support the higher sales levels, costs necessary to support Full Service Supply programs, marketing and branch expansion at J&L, and higher costs related to acquisitions.

INCOME TAXES
------------
The effective tax rate for the September 1996 quarter was 39.2 percent compared to an effective tax rate of 40.3 percent in the prior year. The reduction in the effective tax rate resulted from certain tax benefits derived from international operations.

ACQUISITIONS
------------
During the quarter and on October 1, 1996, the company acquired three companies, with annual sales totaling approximately $22 million, for a total consideration of approximately $19 million. The acquisitions have been accounted for using the purchase method of accounting. The consolidated financial statements will include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant.

OUTLOOK
-------
In looking to the second quarter ending December 31, 1996, management expects consolidated sales to increase over the second quarter of a year ago. Sales in the North America Metalworking market should benefit from slowly improving economic condition in the United States. Sales in the Europe Metalworking market, which are principally driven by the German market, are not expected to improve in the next quarter. Sales demand in the Asia-Pacific Metalworking market is expected to slow.

Sales in the Industrial Supply market should continue to grow and benefit from expansion of locations, increased catalog sales and new Full Service Supply programs. Sales in the Mining and Construction market should increase from domestic demand.

This Form 10-Q, including the prior two paragraphs, contains "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934. Actual results can differ from those in the forward-looking statements to the extent that the anticipated economic conditions in the United States and Europe are not sustained.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------
The information set forth in Note 4 to the condensed consolidated financial statements, contained in Part I, Item 1 of this Form 10-Q, is incorporated by reference herein and supplements the information previously reported in Part I, Item 3 of the Company's Form 10-K for the year ended June 30, 1996, which is also incorporated by reference herein.

It is management's opinion, based on its evaluation and discussions with outside counsel, that the Company has viable defenses to these cases and that, in any event, the ultimate resolutions of these matters will not have a materially adverse effect on the results of operations, financial position or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
At the Annual Meeting of Stockholders on October 28, 1996, the stockholders of the Company voted on the election of directors and independent public accountants, and for the approval of a new Stock Option and Incentive Plan. The following is the number of shares voted in favor of and against each matter, and the number of shares having authority to vote on each matter but withheld.

1.   With respect to the votes cast for directors whose terms expire in 1999.

                                     For         Withheld    Broker Non-Vote
                                  ----------     --------    ---------------
     Peter B. Bartlett            21,921,616     352,357           0
     Warren H. Hollinshead        21,922,297     351,676           0
     Robert L. McGeehan           21,922,216     351,757           0

     The following other directors' terms of office continued after the meeting: Richard C. Alberding, A. Peter Held, Quentin C. McKenna, Aloysius T. McLaughlin, Jr., William R Newlin and Larry Yost.

2. With respect to the approval of the new Stock Option and Incentive Plan of 1996.

                                     For     Against  Abstained Broker Non-Vote
                                 ----------  -------  --------- ---------------
     Approval of Stock Option
     and Incentive Plan of 1996  18,998,102  891,258    94,537     2,290,076

3. With respect to the election of the firm of Arthur Andersen LLP, independent public accountants, to audit the financial statements of the Company and its subsidiary companies for the fiscal year ending
     June 30, 1997.

                                 For      Against   Abstained  Broker Non-Vote
                             ----------   -------   ---------  ---------------
     Arthur Andersen LLP     22,191,369    37,683     44,921         0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
    (a)  Exhibits

         (10.14) Stock Option and Incentive Plan of 1996

         (27)    Financial Data Schedule for three months ended
                 September 30, 1996, submitted to the Securities and Exchange Commission in electronic format

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1996.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 KENNAMETAL INC.


Date: November 13, 1996     By:  /S/  RICHARD J. ORWIG
                                 -------------------------
                                 Richard J. Orwig
                                 Vice President
                                 Chief Financial and Administrative Officer