Form 10-Q
period 1996-12-31
KENNAMETAL INC
filed 1997-02-13
CIK 55242

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


         TITLE OF EACH CLASS                OUTSTANDING AT JANUARY 31, 1997
----------------------------------------    -------------------------------
Capital Stock, par value $1.25 per share              26,807,999

                                KENNAMETAL INC.
                                  FORM 10-Q
                      FOR QUARTER ENDED DECEMBER 31, 1996



                               TABLE OF CONTENTS



Item No.
--------

                       PART I.  FINANCIAL INFORMATION

  1.   Financial Statements:

       Condensed Consolidated Balance Sheets (Unaudited)
       December 31, 1996 and June 30, 1996

       Condensed Consolidated Statements of Income (Unaudited)
       Three months and six months ended December 31, 1996 and 1995

       Condensed Consolidated Statements of Cash Flows (Unaudited) Six months ended December 31, 1996 and 1995

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

  4.   Submission of Matters to a Vote of Security Holders

  6.   Exhibits and Reports on Form 8-K

                          PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------
(in thousands)                                         December 31,  June 30,
                                                           1996        1996
                                                         --------    --------
ASSETS
Current Assets:
  Cash and equivalents                                   $ 12,038    $ 17,090
  Accounts receivable, less allowance for
    doubtful accounts of $8,136 and $9,296                171,961     189,820
  Inventories                                             209,640     204,934
  Deferred income taxes                                    24,580      24,620
                                                         --------    --------
  Total current assets                                    418,219     436,464
                                                         --------    --------
Property, Plant and Equipment:
  Land and buildings                                      160,856     156,064
  Machinery and equipment                                 453,984     415,443
  Less accumulated depreciation                          (323,057)   (304,400)
                                                         --------    --------
  Net property, plant and equipment                       291,783     267,107
                                                         --------    --------
Other Assets:
  Investments in affiliated companies                      11,840       8,742
  Intangible assets, less accumulated
    amortization of $22,099 and $20,795                    43,116      33,756
  Deferred income taxes                                    39,163      41,757
  Other                                                    14,236      11,665
                                                         --------    --------
  Total other assets                                      108,355      95,920
                                                         --------    --------
  Total assets                                           $818,357    $799,491
                                                         ========    ========
LIABILITIES
Current Liabilities:
  Current maturities of term debt and capital leases     $ 13,040    $ 17,543
  Notes payable to banks                                   69,566      57,549
  Accounts payable                                         51,249      64,663
  Accrued vacation pay                                     19,044      19,228
  Other                                                    61,222      59,830
                                                         --------    --------
  Total current liabilities                               214,121     218,813
                                                         --------    --------
Term Debt and Capital Leases, Less Current Maturities      54,570      56,059
Deferred Income Taxes                                      20,522      20,611
Other Liabilities                                          55,600      52,559
                                                         --------    --------
  Total liabilities                                       344,813     348,042
                                                         --------    --------
Minority Interest in Consolidated Subsidiaries             11,070      12,500
                                                         --------    --------
SHAREHOLDERS' EQUITY
Shareholders' Equity:
  Preferred stock, 5,000 shares authorized; none issued       -           -
  Capital stock, $1.25 par value; 70,000 shares
    authorized; 29,370 shares issued                       36,712      36,712
  Additional paid-in capital                               88,495      87,417
  Retained earnings                                       372,808     351,594
  Treasury shares, at cost; 2,600 and 2,667 shares held   (34,897)    (35,734)
  Cumulative translation adjustments                        ( 644)     (1,040)
                                                         --------    --------
  Total shareholders' equity                              462,474     438,949
                                                         --------    --------
  Total liabilities and shareholders' equity             $818,357    $799,491
                                                         ========    ========

See accompanying notes to condensed consolidated financial statements.


KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------
(in thousands, except per share data)

                                           Three Months Ended    Six Months Ended
                                              December 31,         December 31,
                                          -------------------    ------------------
                                            1996       1995       1996       1995
                                          --------   --------   --------   --------
OPERATIONS:
Net sales                                 $273,435   $259,174   $548,638   $514,077
  Cost of goods sold                       160,089    151,370    320,582    299,831
                                          --------   --------   --------   --------
Gross profit                               113,346    107,804    228,056    214,246
  Research and development expenses          5,694      4,977     11,433      9,941
  Selling, marketing and distribution
    expenses                                64,771     60,632    127,790    120,007
  General and administrative expenses       15,799     15,982     34,005     31,674
  Amortization of intangibles                  748        398      1,294        782
                                          --------   --------   --------   --------
Operating Income                            26,334     25,815     53,534     51,842
  Interest expense                           2,773      3,173      5,415      6,112
  Other income                                 406        934        851        685
                                          --------   --------   --------   --------
Income before taxes                         23,967     23,576     48,970     46,415
Provision for income taxes                   9,400      9,700     19,200     18,900
                                          --------   --------   --------   --------
Net income                                $ 14,567   $ 13,876   $ 29,770   $ 27,515
                                          ========   ========   ========   ========
PER SHARE DATA:
Earnings per share                        $   0.54   $   0.52   $   1.11   $   1.03
                                          ========   ========   ========   ========
Dividends per share                       $   0.17   $   0.15   $   0.32   $   0.30
                                          ========   ========   ========   ========
Weighted average shares outstanding         26,758     26,629     26,743     26,612
                                          ========   ========   ========   ========

See accompanying notes to condensed consolidated financial statements.


KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------
(in thousands)
                                                         Six Months Ended
                                                            December 31,
                                                      ----------------------
                                                        1996          1995
                                                      --------      --------
OPERATING ACTIVITIES:
Net income                                            $29,770       $27,515
Adjustments for noncash items:
  Depreciation and amortization                        20,275        19,940
  Other                                                 5,090         8,045
Changes in certain assets and liabilities,
  net of effects of acquisitions:
  Accounts receivable                                  21,665        10,109
  Inventories                                             902       (13,658)
  Accounts payable and accrued liabilities            (12,748)      (16,152)
  Other                                               (14,175)       (7,796)
                                                      -------       -------
Net cash flow from operating activities                50,779        28,003
                                                      -------       -------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment            (40,557)      (27,440)
Disposals of property, plant and equipment                180         2,607
Acquisitions, net of cash                             (17,665)       (1,441)
Other                                                   3,056        (1,693)
                                                      -------       -------
Net cash flow used for investing activities           (54,986)      (27,967)
                                                      -------       -------
FINANCING ACTIVITIES:
Increase in short-term debt                            11,939        16,306
Increase in term debt                                     200         2,191
Reduction in term debt                                 (6,180)       (5,047)
Dividend reinvestment and employee stock plans          1,915         1,174
Cash dividends paid to shareholders                    (8,556)       (7,981)
                                                      -------       -------
Net cash flow from (used for) financing activities       (682)        6,643
                                                      -------       -------
Effect of exchange rate changes on cash                  (163)         (203)
                                                      -------       -------
CASH AND EQUIVALENTS:
Net increase (decrease) in cash and equivalents        (5,052)        6,476
Cash and equivalents, beginning                        17,090        10,827
                                                      -------       -------
Cash and equivalents, ending                          $12,038       $17,303
                                                      =======       =======
SUPPLEMENTAL DISCLOSURES:
Interest paid                                         $ 4,936       $ 6,236
Income taxes paid                                      23,380        20,209

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------------------------------------------

1. The condensed consolidated financial statements should be read in conjunction With the Notes to Consolidated Financial Statements included in the Company's 1996 Annual Report. The condensed consolidated balance sheet as of June 30, 1996 has been derived from the audited balance sheet included in the Company's 1996 Annual Report. These interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the six months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

2. Inventories are stated at lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for a significant portion of domestic inventories and the first-in, first-out (FIFO) method or average cost for other inventories. The Company used the LIFO method of valuing its inventories for approximately 55 percent of total inventories at December 31, 1996. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on management's projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

3. The major classes of inventory as of the balance sheet dates were as follows (in thousands):
                                                  December 31,      June 30,
                                                     1996             1996
                                                  ------------      ---------

      Finished goods                               $175,509         $169,108
      Work in process and powder blends              53,784           59,326
      Raw materials and supplies                     20,557           16,514
                                                   --------         --------
      Inventory at current cost                     249,850          244,948
      Less LIFO valuation                           (40,210)         (40,014)
                                                   --------         --------
      Total inventories                            $209,640         $204,934
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

5. Effective July 1, 1996, the company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of SFAS No. 121 did not have an impact on the financial statements, as the statement is consistent with existing company policy.

6. During the year, the company acquired three companies with annual sales totaling approximately $22 million for a total consideration of approximately $19 million. The acquisitions were accounted for using the purchase method of accounting. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------------

            FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

There were no material changes in financial position, liquidity or capital resources between June 30, 1996 and December 31, 1996. The ratio of current assets to current liabilities was 2.0 as of December 31, 1996 and June 30, 1996. The debt to capital ratio (i.e., total debt divided by the sum of total debt and shareholders' equity) was 23 percent as of December 31, 1996 and June 30, 1996.

On January 31, 1997, the company announced the adoption of a program to repurchase from time to time up to a total of 1.6 million shares of its outstanding capital stock. The repurchases may be made in the open market or in negotiated or other permissible transactions.

Capital expenditures are estimated to be $70-80 million in fiscal year 1997. Expenditures are being made to construct a new corporate headquarters and a manufacturing facility in China, to acquire additional client-server information systems and to upgrade machinery and equipment. Capital expenditures are being financed with cash from operations and borrowings under existing revolving credit agreements with banks.

                            RESULTS OF OPERATIONS

SALES AND EARNINGS
------------------

During the quarter ended December 31, 1996, consolidated sales were $273 million, up 6 percent from $259 million in the same quarter last year. Net income was $14.6 million, or $0.54 per share, as compared with net income of $13.9 million, or $0.52 per share in the same quarter last year.

During the six-month period ended December 31, 1996, consolidated sales were $549 million, up 7 percent from $514 million last year. Net income was $29.8 million, or $1.11 per share, compared to $27.5 million, or $1.03 per share last year.

For the quarter ended December 31, 1996, sales increased in all markets with the exception of the Europe Metalworking market. The Industrial Supply market accounted for the largest gain as a result of the continued growth of new showrooms and mail order sales through J&L Industrial Supply and from new Full Service Supply programs. Earnings benefited from higher sales of traditional metalcutting products and productivity improvements associated with the focused factory initiative. These benefits were offset in part by slightly lower production levels.

The following table presents the Company's sales by market and geographic area (in thousands):

                              Three Months Ended         Six Months Ended
                                  December 31,               December 31,
                        --------------------------  --------------------------
                          1996     1995   % Change    1996     1995   % Change
                        -------- -------- --------  -------- -------- --------
By Market:
Metalworking:
  North America          $ 90,936 $ 89,516    2%     $181,843 $177,076    3%
  Europe                   61,715   67,748   (9)      122,409  133,131   (8)
  Asia-Pacific             10,359    8,577   21        20,759   16,571   25
Industrial Supply          74,090   59,426   25       147,368  115,677   27
Mining and Construction    36,335   33,907    7        76,259   71,622    6
                         -------- --------   ---     -------- --------   ---
  Net sales              $273,435 $259,174    6%     $548,638 $514,077    7%
                         ======== ========   ===     ======== ========   ===
By Geographic Area:
Within the United States $176,170 $157,420   12%     $353,670 $312,360   13%
International              97,265  101,754   (4)      194,968  201,717   (3)
                         -------- --------   ---     -------- --------   ---
  Net sales              $273,435 $259,174    6%     $548,638 $514,077    7%
                         ======== ========   ===     ======== ========   ===

METALWORKING MARKETS
--------------------

During the December 1996 quarter, sales of traditional metalcutting products sold through all sales channels in North America, including sales through the Industrial Supply market, increased 6 percent due to improved economic conditions in the United States and due to continued emphasis on milling and drilling products. Sales, as reflected in the North America Metalworking market, increased 2 percent during the quarter.

Sales in the Europe Metalworking market decreased 9 percent. Demand for metalworking products continued to be slow due to weak economic conditions in Europe, principally in Germany. Sales grew at a faster pace in the United Kingdom and France. Excluding the impact of unfavorable foreign currency translation effects, sales in the Europe Metalworking market decreased
4 percent.

In the Asia-Pacific Metalworking market, sales rose 12 percent, excluding the consolidation of a majority-owned subsidiary in China, as a result of increased demand, although sales were impacted by soft economic conditions in the ASEAN region and Korea. Excluding unfavorable foreign currency translation effects, sales in the Asia-Pacific Metalworking market increased 16 percent.

For the six-month period, sales in the North America Metalworking market increased 3 percent because of slightly improved economic conditions in the United States and due to continued emphasis on milling and drilling products. In the Europe Metalworking market, sales decreased 8 percent because of weak economic conditions in Europe, primarily Germany and the impact of unfavorable foreign currency translation effects. In the Asia-Pacific Metalworking market, sales increased 25 percent because of increased demand and the impact of a newly-consolidated subsidiary in China.

INDUSTRIAL SUPPLY MARKET
------------------------

During the December 1996 quarter, sales in the Industrial Supply market increased 25 percent as a result of increased sales through mail order and Full Service Supply programs. The Industrial Supply market now represents 27 percent of total sales. Sales increased because of new and existing Full Service Supply programs with large customers, innovative marketing programs and the continuing successful implementation of the geographic expansion strategy at J&L Industrial Supply. During the second quarter, J&L opened three locations in the United States and now operates 22 locations in the United States and one location in the United Kingdom.

For the six-month period, sales in the Industrial Supply market increased
27 percent due to innovative marketing programs and the geographic expansion program at J&L, and due to new and existing Full Service Supply programs with large customers.

MINING AND CONSTRUCTION MARKET
------------------------------

During the December 1996 quarter, sales in the Mining and Construction market increased 7 percent from the previous year as a result of a recent acquisition and from increased domestic demand for mining tools. Excluding the effects of the acquisition, international sales of highway construction tools were flat as a result of weak economic conditions, primarily in Europe.

For the six-month period, sales of mining and construction tools increased 6 percent from the prior year primarily because of a recent acquisition and increased sales of domestic mining tools.

GROSS PROFIT MARGIN
-------------------

As a percentage of sales, gross profit margin for the December 1996 quarter was 41.5 percent compared to 41.6 percent last year. The gross profit margin declined slightly as a result of a less favorable sales mix and lower production volumes. This decrease was partially offset by productivity improvements related to the Focused Factory initiative.

For the six-month period, the gross profit margin was 41.6 percent, compared with 41.7 percent last year. The gross profit margin declined slightly as a result of a less favorable sales mix and reduced manufacturing efficiencies due to lower production volumes. This decline was partially offset by productivity improvements related to the Focused Factory initiative.

OPERATING EXPENSES
------------------

For the quarter ended December 31, 1996, operating expenses as a percentage of sales were 31.5 percent, unchanged from the prior year. Operating expenses increased 6 percent primarily because of higher research and development costs, costs necessary to support new Full Service Supply programs, marketing and branch expansion at J&L Industrial Supply and higher costs associated with acquisitions.

For the six-month period, operating expenses as a percentage of sales were
31.6 percent compared to 31.4 percent last year. Operating expenses increased primarily because of higher research and development costs, higher costs to support new Full Service Supply programs, marketing and branch program expansion at J&L Industrial Supply and higher costs associated with acquisitions.

INCOME TAXES
------------

The effective tax rate for the December 1996 quarter was 39 percent compared to an effective tax rate of 41 percent in the prior year. The reduction in the effective tax rate resulted from certain tax benefits derived from international operations.

For the six-month period, the effective tax rate was also 39 percent compared to 41 percent in the prior year. The decrease in the effective tax rate for the six-month period is the result of additional tax benefits derived from international operations.

OUTLOOK
-------

In looking to the third quarter ending March 31, 1997, management expects consolidated sales to increase over the third quarter of fiscal 1996. Sales to the Metalworking markets should benefit from stable economic conditions in the United States. Sales in the Europe Metalworking market are expected to remain weak. Sales demand in the Asia-Pacific Metalworking market is expected to be strong.

Sales in the Industrial Supply market should benefit from the expansion of locations, catalog sales and new Full Service Supply programs. Sales in the Mining and Construction market should increase from additional domestic demand.

This Form 10-Q, including the prior two paragraphs, contains "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934. Actual results can differ from those in the forward-looking statements to the extent that the anticipated economic conditions in the United States, Europe and Asia-Pacific are not sustained.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-----------------------------------------------------------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------------------------

The information set forth in Part II, Item 4 of the Company's September 30, 1996 Form 10-Q is incorporated by reference herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------------

    (a)  Exhibits

         (10)  Material Contracts

               10.8   Kennametal Inc. Stock Option and
                      Incentive Plan of 1992, as amended       Filed herewith

         (27)  Financial Data Schedule for the six months
               ended December 31, 1996, submitted to the
               Securities and Exchange Commission in
               electronic format                               Filed herewith

         (99)  Additional Exhibits
               Press Release Dated January 31, 1997            Filed herewith

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1996.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 KENNAMETAL INC.


Date: February 13, 1997     By:  /s/ RICHARD J. ORWIG
                                 --------------------
                                 Richard J. Orwig
                                 Vice President
                                 Chief Financial and Administrative Officer