Form 10-Q
period 1997-03-31
KENNAMETAL INC
filed 1997-05-13
CIK 55242

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


         TITLE OF EACH CLASS                   OUTSTANDING AT APRIL 30, 1997
----------------------------------------       -----------------------------
Capital Stock, par value $1.25 per share                 26,081,259

                                 KENNAMETAL INC.
                                    FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1997



                               TABLE OF CONTENTS



Item No.

                        PART I.  FINANCIAL INFORMATION

   1.   Financial Statements:

        Condensed Consolidated Balance Sheets (Unaudited)
        March 31, 1997 and June 30, 1996

        Condensed Consolidated Statements of Income (Unaudited)
        Three months and nine months ended March 31, 1997 and 1996

        Condensed Consolidated Statements of Cash Flows (Unaudited) Nine months ended March 31, 1997 and 1996

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

   5.   Other Information

   6.   Exhibits and Reports on Form 8-K

                          PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-----------------------------------------------------------------------------
(in thousands)
                                                        March 31,    June 30,
                                                          1997         1996
                                                        ---------    --------
ASSETS
Current Assets:
  Cash and equivalents                                   $ 18,698    $ 17,090
  Accounts receivable, less allowance for
    doubtful accounts of $7,678 and $9,296                187,719     189,820
  Inventories                                             203,902     204,934
  Deferred income taxes                                    23,827      24,620
                                                         --------    --------
  Total current assets                                    434,146     436,464
                                                         --------    --------
Property, Plant and Equipment:
  Land and buildings                                      156,279     156,064
  Machinery and equipment                                 461,566     415,443
  Less accumulated depreciation                          (325,361)   (304,400)
                                                         --------    --------
  Net property, plant and equipment                       292,484     267,107
                                                         --------    --------
Other Assets:
  Investments in affiliated companies                      11,151       8,742
  Intangible assets, less accumulated
    amortization of $23,010 and $20,795                    42,980      33,756
  Deferred income taxes                                    35,812      41,757
  Other                                                    15,819      11,665
                                                         --------    --------
  Total other assets                                      105,762      95,920
                                                         --------    --------
  Total assets                                           $832,392    $799,491
                                                         ========    ========
LIABILITIES
Current Liabilities:
  Current maturities of term debt and capital leases     $ 12,799    $ 17,543
  Notes payable to banks                                   77,930      57,549
  Accounts payable                                         58,625      64,663
  Accrued vacation pay                                     21,272      19,228
  Other                                                    71,617      59,830
                                                         --------    --------
  Total current liabilities                               242,243     218,813
                                                         --------    --------
Term Debt and Capital Leases, Less Current Maturities      52,442      56,059
Deferred Income Taxes                                      20,745      20,611
Other Liabilities                                          54,106      52,559
                                                         --------    --------
  Total liabilities                                       369,536     348,042
                                                         --------    --------
Minority Interest in Consolidated Subsidiaries              8,796      12,500
                                                         --------    --------
SHAREHOLDERS' EQUITY
Shareholders' Equity:
  Preferred stock, 5,000 shares authorized; none issued       -           -
  Capital stock, $1.25 par value; 70,000 shares
    authorized; 29,370 shares issued                       36,712      36,712
  Additional paid-in capital                               90,437      87,417
  Retained earnings                                       388,183     351,594
  Treasury shares, at cost; 2,972 and 2,667 shares held   (51,411)    (35,734)
  Cumulative translation adjustments                       (9,861)     (1,040)
                                                         --------    --------
  Total shareholders' equity                              454,060     438,949
                                                         --------    --------
  Total liabilities and shareholders' equity             $832,392    $799,491
                                                         ========    ========

See accompanying notes to condensed consolidated financial statements.


KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-----------------------------------------------------------------------------------
(in thousands, except per share data)

                                           Three Months Ended    Nine Months Ended
                                                March 31,             March 31,
                                          -------------------   -------------------
                                            1997       1996       1997       1996
                                          --------   --------   --------   --------
OPERATIONS:
Net sales                                 $295,365   $286,095   $844,003   $800,172
  Cost of goods sold                       168,799    162,129    489,381    461,960
                                          --------   --------   --------   --------
Gross profit                               126,566    123,966    354,622    338,212
  Research and development expenses          6,154      5,346     17,587     15,287
  Selling, marketing and distribution
    expenses                                67,150     61,037    194,940    181,044
  General and administrative expenses       17,351     16,810     51,356     48,484
  Amortization of intangibles                  735        417      2,029      1,199
                                          --------   --------   --------   --------
Operating income                            35,176     40,356     88,710     92,198
  Interest expense                           2,744      2,896      8,159      9,008
  Other income (expense)                     ( 304)       204        547        889
                                          --------   --------   --------   --------
Income before taxes                         32,128     37,664     81,098     84,079
Provision for income taxes                  12,200     14,300     31,400     33,200
                                          --------   --------   --------   --------
Net income                                $ 19,928   $ 23,364   $ 49,698   $ 50,879
                                          ========   ========   ========   ========
PER SHARE DATA:
Earnings per share                        $   0.75   $   0.88   $   1.86   $   1.91
                                          ========   ========   ========   ========
Dividends per share                       $   0.17   $   0.15   $   0.49   $   0.45
                                          ========   ========   ========   ========
Weighted average shares outstanding         26,691     26,644     26,719     26,622
                                          ========   ========   ========   ========

See accompanying notes to condensed consolidated financial statements.



KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------
(in thousands)

                                                           Nine Months Ended
                                                                March 31,
                                                        -----------------------
                                                          1997            1996
                                                        -------         -------
OPERATING ACTIVITIES:
Net income                                              $49,698         $50,879
Adjustments for noncash items:
  Depreciation and amortization                          31,117          29,889
  Other                                                   6,911          11,950
Changes in certain assets and liabilities,
  net of effects of acquisitions:
  Accounts receivable                                      (653)        (21,042)
  Inventories                                             1,405         (15,091)
  Accounts payable and accrued liabilities               (2,658)         (3,880)
  Other, net                                            (16,669)         (4,147)
                                                        -------         -------
Net cash flow from operating activities                  69,151          48,558
                                                        -------         -------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment              (57,024)        (40,537)
Disposals of property, plant and equipment                  348           5,131
Acquisitions, net of cash                               (17,665)         (1,441)
Other                                                     4,637           1,745
                                                        -------         -------
Net cash flow used for investing activities             (69,704)        (35,102)
                                                        -------         -------
FINANCING ACTIVITIES:
Increase in short-term debt                              21,390           4,993
Increase in term debt                                       943           7,734
Reduction in term debt                                   (8,427)        (13,713)
Purchase of treasury stock                               (2,631)            -
Dividend reinvestment and employee stock plans            4,762           1,583
Cash dividends paid to shareholders                     (13,109)        (11,978)
                                                        -------         -------
Net cash flow from (used for) financing activities        2,928         (11,381)
                                                        -------         -------
Effect of exchange rate changes on cash                    (767)           (278)
                                                        -------         -------
CASH AND EQUIVALENTS:
Net increase in cash and equivalents                      1,608           1,797
Cash and equivalents, beginning                          17,090          10,827
                                                        -------         -------
Cash and equivalents, ending                            $18,698         $12,624
                                                        =======         =======
SUPPLEMENTAL DISCLOSURES:
Interest paid                                           $ 6,421         $ 7,753
Income taxes paid                                        35,445          31,378
Purchase of treasury stock included in
current liabilities                                      14,788             -

See accompanying notes to condensed consolidated financial statements.


KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------

1. The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's 1996 Annual Report. The condensed consolidated balance sheet as of June 30, 1996 has been derived from the audited balance sheet included in the Company's 1996 Annual Report. These interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the nine months ended
    March 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

2. Inventories are stated at lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for a significant portion of domestic inventories and the first-in, first-out (FIFO) method or average cost for other inventories. The Company used the LIFO method of valuing its inventories for approximately 55 percent of total inventories at March 31, 1997. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on management's projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

3. The major classes of inventory as of the balance sheet dates were as follows (in thousands):
                                                 March 31,        June 30,
                                                   1997             1996
                                                 --------         --------
    Finished goods                               $174,625         $169,108
    Work in process and powder blends              49,093           59,326
    Raw materials and supplies                     21,097           16,514
                                                 --------         --------
    Inventory at current cost                     244,815          244,948
    Less LIFO valuation                           (40,913)         (40,014)
                                                 --------         --------
    Total inventories                            $203,902         $204,934
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

5. Effective July 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of SFAS No. 121 did not have an impact on the consolidated financial statements, as the statement is consistent with existing Company policy.

6. During the nine-month period ended March 31, 1997, the Company acquired three companies with annual sales totaling approximately $22 million for a total consideration of approximately $19 million. The acquisitions were accounted for using the purchase method of accounting. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant.

7.  On April 25, 1997, the Company's J&L America, Inc. subsidiary
    ("J&L") obtained a $25.0 million line of credit with a bank and shortly thereafter borrowed $20.0 million under the line of credit to fund a dividend to Kennametal. Interest payable under the line of credit is based on the LIBOR rate plus 25 basis points and is required to be repaid in full within six months. Kennametal has guaranteed repayment of the line of credit in the event of default by J&L.

8. On April 28, 1997, the Company's board of directors approved a proposal for the sale, by a newly formed subsidiary, JLK Direct Distribution Inc. ("JLK"), of up to 20 percent of its common stock in an initial public offering ("IPO"). It is expected that, following the IPO, Kennametal will own approximately 80 percent of the outstanding common stock of JLK and will retain a majority of both the economic and voting interests of JLK. JLK filed a registration statement with the Securities and Exchange Commission covering this IPO. JLK will operate the industrial supply business consisting of the Company's wholly owned J&L subsidiary and its Full Service Supply organization. JLK will meet the needs of small- and medium-sized customers through its direct marketing catalog and showroom programs and will serve large industrial manufacturers through integrated industrial supply programs.

    Additionally, on April 30, 1997, Kennametal, through its J&L subsidiary, acquired all the outstanding stock of the Strelinger Company (Strelinger). Strelinger is based in Troy, Michigan, and is engaged in the distribution of metalcutting tools and industrial supplies. Strelinger had sales of $30 million in its latest fiscal year and employed approximately 85 people. J&L paid approximately $4 million in cash and assumed certain liabilities totaling $7 million.

9.  The Financial Accounting Standards Board ("FASB") recently issued SFAS
    No. 128, "Earnings Per Share" ("SFAS No. 128") and SFAS No. 129, "Disclosure of Information about Capital Structures" ("SFAS No. 129"). SFAS No. 128 was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement, upon adoption, will require all prior ending earnings per share ("EPS") data to be restated to conform to the provisions of the statement. This statement's objective is to simplify the computations of EPS and to make the U.S. standard for EPS computations more compatible with that of the International Accounting Standards Committee. The Company will adopt SFAS No. 128 in fiscal 1998 and does not anticipate that the statement will have a significant impact on its reported EPS.

    SFAS No. 129 was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement, upon adoption, will require all companies to provide specific disclosure regarding their capital structure. SFAS No. 129 will specify the disclosure for all companies, including descriptions of their capital structure and the contractual rights of the holders of such securities. The Company will adopt SFAS No. 129 in fiscal 1998 and does not anticipate that the statement will have a significant impact on its disclosure.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------------

             FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

There were no material changes in financial position, liquidity or capital resources between June 30, 1996 and March 31, 1997. The ratio of current assets to current liabilities was 1.8 as of March 31, 1997, compared to 2.0 as of June 30, 1996. The debt-to-capital ratio (i.e., total debt divided by the sum of total debt and shareholders' equity) was 24 percent as of March 31, 1997, and 23 percent as of June 30, 1996.

On January 31, 1997, the Company announced the adoption of a program to repurchase from time to time up to a total of 1.6 million shares of its outstanding capital stock. The repurchases were made in the open market or in negotiated or other permissible transactions. During the period ended
March 31, 1997, the Company repurchased approximately 465,000 shares of its common stock at a total cost of approximately $17.4 million. Furthermore, through April 30, 1997, the Company purchased an additional 316,000 shares of its common stock at a total cost of approximately $11.2 million.

On April 25, 1997, the Company's J&L subsidiary obtained a $25.0 million line of credit with a bank and shortly thereafter borrowed $20.0 million under the line or credit to fund a dividend to Kennametal. Interest payable under the line of credit is based on the LIBOR rate plus 25 basis points and is required to be repaid in full within six months. Kennametal has guaranteed repayment of the line of credit in the event of default by J&L.

Capital expenditures are estimated to be $70-80 million in fiscal year 1997. Expenditures are being made to construct a new corporate headquarters and a manufacturing facility in China to acquire additional client-server information systems and to upgrade machinery and equipment. Capital expenditures are being financed with cash from operations and borrowings under existing revolving credit agreements with banks.

RESULTS OF OPERATIONS

SALES AND EARNINGS

During the quarter ended March 31, 1997, consolidated sales were $295 million, up 3 percent from $286 million in the same quarter last year. Net income was $19.9 million, or $0.75 per share, as compared with net income of $23.4 million, or $0.88 per share in the same quarter last year.

During the nine-month period ended March 31, 1997, consolidated sales were $844 million, up 5 percent from $800 million last year. Net income was $49.7 million, or $1.86 per share, compared to $50.9 million, or $1.91 per share last year.

For the quarter ended March 31, 1997, the overall increase in sales was attributed to higher sales of metalworking products and industrial supplies sold to the Industrial Supply market through J&L Industrial Supply and through Full Service Supply programs. The increase in sales was offset in part by lower sales of metalworking products in Europe, primarily in Germany, as a result of weak economic conditions in Germany and negative currency translation effects.

The following table presents the Company's sales by market and geographic area (in thousands):

                              Three Months Ended         Nine Months Ended
                                  March 31,                   March 31,
                         --------------------------  -------- -------- --------
                           1997     1996   % Change    1997     1996   % Change
                         -------- -------- --------  -------- -------- --------
By Market:
Metalworking:
  North America          $ 95,992 $ 97,524   (2)%    $277,835 $274,600    1%
  Europe                   65,116   73,417  (11)      187,525  206,548   (9)
  Asia-Pacific              9,721    9,144    6        30,480   25,715   19
Industrial Supply          86,693   69,677   24       234,061  185,354   26
Mining and Construction    37,843   36,333    4       114,102  107,955    6
                         -------- --------   ---     -------- --------   ---
  Net sales              $295,365 $286,095    3%     $844,003 $800,172    5%
                         ======== ========   ===     ======== ========   ===
By Geographic Area:
Within the United States $192,173 $175,813    9%     $545,843 $488,173   12%
International             103,192  110,282   (6)      298,160  311,999   (4)
                         -------- --------   ---     -------- --------   ---
  Net sales              $295,365 $286,095    3%     $844,003 $800,172    5%
                         ======== ========   ===     ======== ========   ===



METALWORKING MARKETS

During the March 1997 quarter, sales of traditional metalcutting products sold through all sales channels in North America, including sales through the Industrial Supply market, increased 4 percent due to modest but steadily improving economic conditions in the United States and due to continued emphasis on milling and drilling products. Sales, as reflected in the North America Metalworking market, decreased 2 percent during the quarter.

Sales in the Europe Metalworking market decreased 11 percent. Demand for metalworking products continued to be slow due to weak economic conditions in Europe, principally in Germany. However, sales grew in the United Kingdom and France. Excluding the impact of unfavorable foreign currency translation effects, sales in the Europe Metalworking market decreased 6 percent.

In the Asia-Pacific Metalworking market, sales rose 6 percent as a result of increased demand in Australia, Singapore and Japan, although sales were again impacted by soft economic conditions in Korea and Thailand. Excluding unfavorable foreign currency translation effects, sales in the Asia-Pacific Metalworking market increased 11 percent.

For the nine-month period, sales in the North America Metalworking market increased 1 percent because of stable economic conditions in the United States and due to continued emphasis on milling and drilling products. In the Europe Metalworking market, sales decreased 9 percent because of weak economic conditions in Europe, primarily in Germany, and from the impact of unfavorable foreign currency translation effects. In the Asia-Pacific Metalworking market, sales increased 19 percent because of increased demand.

INDUSTRIAL SUPPLY MARKET

During the March 1997 quarter, sales in the Industrial Supply market increased 24 percent as a result of increased sales through mail order and Full Service Supply programs. Sales increased primarily because of the expanded product offering of over 20,000 new stock keeping units (SKUs) in J&L's 1997 master catalog and from the addition of new showrooms and innovative marketing programs. During the third quarter, J&L opened a new location in Houston, Texas, and now operates a total of 23 locations in the United States and one location in the United Kingdom. The Industrial Supply market now represents
29 percent of total sales.

For the nine-month period, sales in the Industrial Supply market increased
26 percent due to an expanded product offering in the 1997 master catalog, new showrooms and innovative marketing programs and due to new and existing Full Service Supply programs with large customers.

MINING AND CONSTRUCTION MARKET

During the March 1997 quarter, sales in the Mining and Construction market increased 4 percent from the previous year as a result of increased domestic demand for mining tools offset by slightly lower demand for highway construction tools. International sales of mining and highway construction tools declined slightly as a result of weak economic conditions in Europe.

For the nine-month period, sales of mining and construction tools increased
6 percent from the prior year primarily because of increased sales of domestic mining tools.

GROSS PROFIT MARGIN

As a percentage of sales, gross profit margin for the March 1997 quarter was
42.9 percent compared to 43.3 percent last year. The gross profit margin declined as a result of lower production volumes, unfavorable foreign currency translation effects coupled with a less favorable sales mix. This decrease was partially offset by productivity improvements related to the Focused Factory initiative.

For the nine-month period, the gross profit margin was 42.0 percent, compared with 42.3 percent last year. The gross profit margin declined slightly as a result of lower production volumes, unfavorable foreign currency translation effects and from a less favorable sales mix. This decline was partially offset by productivity improvements related to the Focused Factory initiative.

OPERATING EXPENSES

For the quarter ended March 31, 1997, operating expenses as a percentage of sales were 30.7 percent compared to 29.1 percent last year. Operating expenses increased 9 percent primarily because of higher costs related to the J&L showroom expansion program, including higher direct mail costs and increased direct marketing costs in new territories in the United States and in Europe. Operating expenses also increased from higher costs necessary to support new and existing Full Service Supply programs and from higher research and development costs. Also included in operating expenses are relocation and related costs incurred in connection with the construction of the new corporate headquarters which amounted to $1.7 million during the third quarter.

For the nine-month period, operating expenses as a percentage of sales were
31.3 percent compared to 30.6 percent last year. Operating expenses increased primarily because of higher costs related to the J&L showroom expansion program, including higher direct mail costs and increased direct marketing in new territories in the United States and in Europe. Operating expenses also increased from higher costs to support new and existing Full Service Supply programs, higher research and development costs and from earlier than anticipated relocation and related costs of $2.6 million related to the new corporate headquarters.

INCOME TAXES

The effective tax rate was 38 percent, the same as in the third quarter of a year ago. For the nine-month period, the effective tax rate was 39 percent compared to 40 percent in the prior year.

OUTLOOK

In looking to the fourth quarter ending June 30, 1997, management expects consolidated sales to increase over the fourth quarter of fiscal 1996. Sales to the North America Metalworking market should benefit from slowly improving economic conditions in the United States. Sales in the Europe Metalworking market are expected to remain weak. Sales in the Asia-Pacific Metalworking market are expected to continue to be slow.

Sales in the Industrial Supply market should continue to benefit from expansion of locations, increased mail order sales as a result of the expanded product offering in the new J&L Industrial Supply master catalog and new Full Service Supply programs. Sales in the Mining and Construction market should increase from additional domestic demand.

This Form 10-Q, including the prior two paragraphs, contains "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934. Actual results can differ from those in the forward-looking statements to the extent that the anticipated economic conditions in the United States, Europe and Asia-Pacific are not realized.


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
----------------------------------------------------------------------------

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

ITEM 5.  OTHER INFORMATION
------------------------------------------------------------------------------

On April 28, 1997, the Company's board of directors approved a proposal for the sale, by a newly formed subsidiary, JLK Direct Distribution Inc. ("JLK"), of up to 20 percent of its common stock in an initial public offering ("IPO"). It is expected that, following the offering, Kennametal will own approximately 80 percent of the outstanding common stock of JLK and will retain a majority of both the economic and voting interests of JLK. The Company also filed a registration statement with the Securities and Exchange Commission covering this offering.

On April 28, 1997, the Company issued a press release announcing the IPO.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------------

    (a)  Exhibits

         (10)  Material Contracts

               10.1  Form of Employment Agreement with
                     certain executive officers                 Filed herewith

               10.2  Supplemental Executive Retirement Plan     Filed herewith

               10.3  Amendment to Credit Agreement
                     dated April 19, 1996                       Filed herewith

         (27)  Financial Data Schedule for the nine months ended
               March 31, 1997, submitted to the Securities
               and Exchange Commission in electronic format     Filed herewith

         (99)  Additional Exhibits
               Press Release Dated April 28, 1997               Filed herewith

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1997.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 KENNAMETAL INC.


Date: May 13, 1997      By:  /s/ RICHARD J. ORWIG
                             --------------------
                                 Richard J. Orwig
                                 Vice President
                                 Chief Financial and Administrative Officer