Form 10-K405
period 1997-06-30
KENNAMETAL INC
filed 1997-09-18
CIK 55242

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 FOR THE FISCAL YEAR ENDED JUNE 30, 1997

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

         Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
     Title of each class                          on which registered
     -------------------                          ---------------------
     Capital Stock, par value $1.25 per share     New York Stock Exchange
     Preferred Stock Purchase Rights              New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of August 29, 1997, the aggregate market value of the registrant's Capital Stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $1,060,100,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant's Capital Stock have been deemed affiliates.

As of August 29, 1997, there were 26,198,183 shares of Capital Stock outstanding.

Documents Incorporated by Reference

Portions of the 1997 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.

Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Parts III and IV.

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

On July 2, 1997, an initial public offering of approximately 20 percent of a newly formed subsidiary of the company, JLK Direct Distribution Inc. (JLK) was consummated. The new subsidiary was incorporated on April 28, 1997 and operates the metalworking industrial supply operations of the company. The company currently has approximately 80 percent ownership. (see Note 3 to the consolidated financial statements presented on page 31 of the 1997 Annual Report to Shareholders, and such information is incorporated herein by reference).

The matters discussed in this Form 10-K contain "forward-looking statements" as defined by Section 21E of the Securities Exchange Act of 1934. Actual results can differ from those in the forward-looking statements to the extent that the economic conditions in the United States, Europe and, to a lesser extent, Asia Pacific change from the company's expectations.

Business Segment and Markets
----------------------------
The company operates predominantly as a tooling supplier specializing in powder metallurgy, which represents a single business segment. While many of the company's products are similar in composition, sales are classified into three markets: metalworking, industrial supply, and mining and construction. The company's sales by market are presented on page 21 of the 1997 Annual Report to Shareholders, and such information is incorporated herein by reference. Additional information about the company's operations by geographic area is presented on page 37 of the 1997 Annual Report to Shareholders, and such information is incorporated herein by reference.

Metalworking Markets
--------------------
Kennametal markets, manufactures and distributes a full line of products and services for the metalworking industry. The company provides metalcutting tools to manufacturing companies in a wide range of industries throughout the world.

A Kennametal tooling system usually consists of a steel toolholder and an indexable cutting tool called an insert. During a metalworking operation, the toolholder is positioned in a machine tool that provides the turning power. While the workpiece or toolholder is rapidly rotating, the cutting tool insert contacts the workpiece and cuts or shapes the workpiece. The cutting tool insert is consumed during use and must be replaced periodically. Metalcutting operations include turning, boring, threading, grooving, milling and drilling. The company also makes wear-resistant parts for use in abrasive environments and specialty applications.

Industrial Supply Market
------------------------
Kennametal distributes a full line of industrial supplies to the metalworking industry. These products include cutting tools, abrasives, precision measuring devices, power tools and hand tools, machine tool accessories and, to a lesser extent, some maintenance, repair and operating supplies. The majority of industrial supplies distributed by the company are purchased from other manufacturers, although the industrial supply product offering does include Kennametal-manufactured items.

Mining and Construction Market
------------------------------
Mining and construction cutting tools are fabricated from steel parts and tipped with cemented carbide. Mining tools, used primarily in the coal industry, include longwall shearer and continuous miner drums, blocks, bits, pinning rods, augers and a wide range of mining tool accessories. The company also supplies compacts for mining, quarrying, water well drilling and oil and gas exploration. Construction cutting tools include carbide-tipped bits for ditching, trenching and road planing, grader blades for site preparation and routine roadbed control, and snowplow blades and shoes for winter road plowing.

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

Issuance of Subsidiary Stock
----------------------------
On July 2, 1997, an initial public offering ("IPO") of approximately
4.9 million shares of common stock at a price of $20 per share of a newly formed subsidiary of the company, JLK was consummated. JLK operates the industrial supply operations consisting of the company's wholly owned J&L America, Inc. ("J&L") subsidiary and its Full Service Supply programs. The net proceeds from the offering were approximately $90 million and represented approximately 20 percent of JLK's common stock. The net proceeds were used by JLK to repay $20 million of indebtedness related to a dividend to the company and $20 million related to intercompany obligations to the company. The company used these proceeds to repay short term debt. The company today owns approximately 80 percent of the outstanding common stock of JLK and intends to retain a majority of both the economic and voting interests of JLK.

Acquisition
-----------
In August 1993, the company acquired an 81 percent interest in Hertel AG ("Hertel") for $43 million in cash and $55 million of assumed debt. Hertel, based in Fuerth, Germany, is a manufacturer and marketer of cemented carbide tools and tooling systems which are similar to the metalcutting tools and tooling systems produced by the company. The acquisition of Hertel has not materially changed the product lines offered by the company. While the company's primary market is the United States, Hertel's primary market is Germany and western Europe. The acquisition of Hertel significantly increased the company's market share in these markets.

Since January 1, 1994, the company purchased additional shares of Hertel for $21 million, thereby increasing the company's ownership interest to 95 percent at June 30, 1997.

International Operations
------------------------
The company's principal international operations are conducted in Western Europe and Canada. In addition, the company has joint ventures in China, India, Italy, Poland and Russia, manufacturing and sales subsidiaries in Asia Pacific and sales agents and distributors in eastern Europe and other areas of the world.

The company's international operations are subject to the usual risks of doing business in those countries, including currency fluctuations and changes in social, political and economic environments. In management's opinion, the company's business is not materially dependent upon any one international location involving significant risk.

The company's international sales are presented on page 21 of the 1997 Annual Report to Shareholders, and such information is incorporated herein by reference. Information pertaining to the effects of foreign currency fluctuations is contained under the caption "Foreign Currency Translation" in the notes to the consolidated financial statements on page 30 of the 1997 Annual Report to Shareholders, and such information is incorporated herein by reference.

Marketing and Distribution
--------------------------
The company's products are sold through three distinct channels: a direct sales force, Full Service Supply programs, and retail showrooms and mail-order catalogs. The company's manufactured products are sold to end users primarily through a direct sales force. Service engineers and technicians directly assist customers with product design, selection and application. In addition, Kennametal-manufactured products, together with a broad range of purchased products, are sold through Full Service Supply programs and retail showrooms and mail-order catalogs. The company also uses independent distributors and sales agents in the United States and certain international markets.

The company's products are marketed under various trademarks and tradenames, such as Kennametal*, Hertel*, the letter K combined with other identifying letters and/or numbers*, Block Style K*, Kendex*, Kenloc*, Top Notch*, Erickson*, Kyon*, KM*, Drill-Fix* and Fix-Perfect*. Purchased products are sold under the manufacturer's name or a private label.

Competition
-----------
Kennametal is one of the world's leading producers of cemented carbide tools and maintains a strong competitive position, especially in North America and Europe. There is active competition in the sale of all products made by the company, with approximately 30 companies engaged in the cemented carbide business in the United States and many more outside the United States.
Several competitors are divisions of larger corporations. In addition, several hundred fabricators and toolmakers, many of whom operate out of relatively small shops, produce tools similar to those made by the company and buy the cemented carbide components for such tools from cemented carbide producers, including the company. Major competition exists from both U.S.- based and international-based concerns. In addition, the company competes with thousands of industrial supply distributors.

The principal methods of competition in the company's business are service, product innovation, quality, availability and price. The company believes that its competitive strength rests on its customer service capabilities, including its multiple distribution channels, its global presence, its state-of-the-art manufacturing capabilities, its ability to develop new and improved tools responsive to the needs of its customers, and the consistent high quality of its products. These factors frequently permit the company to sell such products based on the value added for the customer rather than strictly on competitive prices.

Seasonality
-----------
Seasonal variations do not have a major effect on the company's business. However, to varying degrees, traditional summer vacation shutdowns of metalworking customers' plants and holiday shutdowns often affect the company's sales levels during the first and second quarters of its fiscal year.

Backlog
-------
The company's backlog of orders generally is not significant to its operations. Approximately 80 percent of all orders are filled from stock, and the balance generally is filled within short lead times.

Research and Development
------------------------
The company is involved in research and development of new products and processes. Research and development expenses totaled $24.1 million, $20.6 million and $18.7 million in 1997, 1996 and 1995, respectively. Additionally, certain costs associated with improving manufacturing processes are included in cost of goods sold. The company holds a number of patents and licenses which, in the aggregate, are not material to the operation of the business.

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

-------------------------------------------------------------
*  Trademark owned by Kennametal Inc. or Kennametal Hertel AG

Employees
---------
The company employed approximately 7,500 persons at June 30, 1997, of which 4,700 were located in the United States and 2,800 in other parts of the world, principally Europe and Asia Pacific. Approximately 1,100 employees were represented by labor unions, of which 170 were hourly-rated employees located at plants in the Latrobe, Pennsylvania area. The remaining 930 employees represented by labor unions were employed at seven plants located outside of the United States. The company considers its labor relations to be generally good.

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

The company maintains a Corporate Environmental, Health and Safety ("EH&S") Department as well as an EH&S Policy Committee to ensure compliance with environmental regulations and to monitor and oversee remediation activities. In addition, the company has established an EH&S administrator at each of its domestic manufacturing facilities. The company's financial management team periodically meets with members of the Corporate EH&S Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly and annual basis, management establishes or adjusts financial provisions and reserves for environmental contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies."

Corporate Directory
-------------------
The following is a summary of the company's consolidated subsidiaries and affiliated companies as of June 30, 1997:

CONSOLIDATED SUBSIDIARIES (% OWNERSHIP)
Kennametal Australia Pty. Ltd., Australia
Kennametal Foreign Sales Corporation, Barbados
Kennametal Ltd., Canada
Kennametal (China) Limited, China
Kennametal (Shanghai) Ltd., China
Shanxi-Kennametal Mining Cutting Systems Manufacturing
  Company Limited, China (70%)
Xuzhou-Kennametal Mining Cutting Systems Manufacturing
  Company Limited, China (70%)
Kennametal Hertel Limited, England
Kennametal Hertel AG, Germany (95%)
Kennametal Hardpoint H.K. Ltd., Hong Kong (90%)
Kobe Kennametal K.K., Japan (51%)
Kennametal Hertel (Malaysia) Sdn. Bhd., Malaysia
Kennametal de Mexico, S.A. de C.V., Mexico
Kennametal/Becker-Warkop Ltd., Poland (84%)
Kennametal Hertel (Singapore) Pte. Ltd., Singapore
Kennametal South Africa (Proprietary) Limited, South Africa
Kennametal Hardpoint (Taiwan) Inc., Taiwan (90%)
Kennametal Hertel Co., Ltd., Thailand (48%)
Adaptive Technologies Corp., United States
Kennametal Hardpoint Inc., United States (90%)
Circle Machine Company, United States
JLK Direct Distribution Inc., United States

CONSOLIDATED SUBSIDIARIES OF KENNAMETAL HERTEL AG
Kennametal Hertel Belgium S.A., Belgium
Kennametal Hertel France S.A., France
Materiels de Precision et de Production S.A., France
Kennametal Hertel G.m.b.H., Germany
Kennametal Hertel Nederland B.V., Netherlands
Nederlandse Hardmetaal Fabrieken B.V., Netherlands
Kennametal GTS G.m.b.H. Korea, South Korea (branch)

CONSOLIDATED SUBSIDIARIES OF JLK DIRECT DISTRIBUTION INC.
J&L America, Inc., United States

CONSOLIDATED SUBSIDIARIES OF J&L AMERICA, INC.
J&L Industrial Supply UK, England (branch)
Mill & Abrasive Supply, Inc., United States
Strelinger Company, United States

AFFILIATED COMPANIES (% OWNERSHIP)
Kennametal Hertel G. Beisteiner G.m.b.H., Austria (26%)
Birla Kennametal Ltd., India (40%)
Drillco Hertel Ltd., India (50%)
Kennametal Ca.Me.S., S.p.A., Italy (51%)
Kennametal Hertel S.p.A., Italy (40%)
Wilke Carbide B.V., Netherlands (50%)
PIGMA-Kennametal Joint Venture, Russia (49%)
Kenci, S.A., Spain (20%)

ITEM 2.  PROPERTIES

Presented below is a summary of principal manufacturing facilities used by the company and its majority-owned subsidiaries.

      Location                   Owned/Leased         Principal Products
      --------                   ------------         ------------------

UNITED STATES:
Monrovia, California                 Leased        Boring Bars
Troy, Michigan                       Leased        Metalworking Toolholders
Fallon, Nevada                       Owned         Metallurgical Powders
Henderson, North Carolina            Owned         Metallurgical Powders
Roanoke Rapids, North Carolina       Owned         Metalworking Inserts
Orwell, Ohio                         Owned         Metalworking Inserts
Solon, Ohio                          Owned         Metalworking Toolholders
Bedford, Pennsylvania                Owned         Mining and Construction
                                                      Tools and Wear Parts
Latrobe, Pennsylvania                Owned         Metallurgical Powders
                                                      and Wear Parts
Johnson City, Tennessee              Owned         Metalworking Inserts
New Market, Virginia                 Owned         Metalworking Toolholders

INTERNATIONAL (a):
Victoria, Canada                     Owned         Wear Parts
Shanxi, China                        Owned         Mining Tools
Xuzhou, China                        Owned         Mining Tools
Blaydon, England                     Leased        Mining Tools
Kingswinford, England                Leased        Metalworking Toolholders
Bordeaux, France                     Leased        Metalworking Cutting Tools
Ebermannstadt, Germany               Owned         Metalworking Inserts
Mistelgau, Germany                   Owned         Metallurgical Powders,
                                                      Metalworking Inserts
                                                      and Wear Parts
Nabburg, Germany                     Owned         Metalworking Toolholders
Vohenstrauss, Germany                Leased        Metalworking Carbide Drills
Arnhem, Netherlands                  Owned         Wear Products

(a) In January 1996, the company began construction of a $20-million facility in Shanghai, China, to manufacture cemented carbide metalcutting tools. Operations are planned to begin in 1998.

The company also has a network of warehouses and customer service centers located throughout North America, Western Europe, Asia and Australia, a significant portion of which are leased. The majority of the company's research and development efforts are conducted in a corporate technology center located adjacent to world headquarters in Latrobe, Pennsylvania and in Fuerth, Germany.

All significant properties are used in the company's dominant business of powder metallurgy, tools, tooling systems and supplies. The company's production capacity is adequate for its present needs. The company believes that its properties have been adequately maintained, are generally in good condition and are suitable for the company's business as presently conducted.

ITEM 3.  LEGAL PROCEEDINGS

(a) In connection with a Domination Contract with Kennametal Hertel AG, under German law, the company is required to offer to minority shareholders to purchase their shares for a reasonable compensation and to guarantee dividends while the Domination Contract is in effect (having an indefinite term which may be terminated by giving six months notice to the end of each fiscal year of Kennametal Hertel AG) and to pay Kennametal Hertel AG any net cumulative losses it sustains during the term of the contract and has liability to Kennametal Hertel AG creditors as if Kennametal Hertel AG merged with the company. Several minority shareholders are contesting the reasonableness of the purchase price for minority shares and the minimum dividend on minority shares offered by the company in connection with the Domination Contract through litigation in Germany. It is management's opinion that the company and Kennametal Hertel AG have viable defenses to the contest of the reasonableness of the minority share purchase price and minimum dividend and, in any event, that the ultimate outcome of this matter will not have a material adverse effect on the results of operations, cash flows or financial position of the company.

(b) There are no other material pending legal proceedings, other than litigation incidental to the ordinary course of business, to which the company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 1997, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                 OFFICERS OF THE REGISTRANT

Name, Age, and Position                       Experience During Past Five Years (2)
-----------------------                       -------------------------------------
Robert L. McGeehan, 60 (1)                    President and Director since 1989.  Chief
   President                                  Executive Officer since October 1, 1991.
   Chief Executive Officer
   Director

William R. Newlin, 56 (1)                     Chairman of the Board since October 28, 1996.
   Chairman of the Board                      Director since 1982.

David B. Arnold, 58 (1)                       Vice President since 1979.  Chief Technical
   Vice President                             Officer since 1988.
   Chief Technical Officer

James R. Breisinger, 47                       Vice President since 1990.  Renamed
   Vice President                             Controller in 1994.  Managing Director of
   Controller                                 Europe from 1991 to 1994.  Controller from
                                              1983 to 1991.

David T. Cofer, 52 (1)                        Vice President since 1986.  Secretary and
   Vice President                             General Counsel since 1982.
   Secretary and General Counsel

Richard P. Gibson, 62                         Assistant Treasurer since 1985.  Director of
   Assistant Treasurer                        Taxes since 1980.
   Director of Taxes

Derwin R. Gilbreath, 49                      Vice President since January 1997.  Director of
   Vice President                            Global Manufacturing since 1995.  Director of
   Director of Global Manufacturing          North America Metalworking Manufacturing from
                                             1994 to 1995.  Vice President of Operations
                                             for DeZurik, a unit of General Signal, prior to
                                             joining the Company in 1994.

Richard C. Hendricks, 58 (1)                 Vice President since 1982.  Director of
   Vice President                            Corporate Business Development since 1992.
   Director of Corporate Business
   Development

Timothy D. Hudson, 51                        Vice President since 1994.  Director of
   Vice President                            Human Resources since 1992.  Corporate
   Director of Human Resources               Manager of Human Resources from 1978 to 1992.

H. Patrick Mahanes, Jr., 54 (1)              Vice President since 1987.  Named Chief
   Vice President                            Operating Officer in 1995.  Director of
   Chief Operating Officer                   Operations from 1991 to 1995.

Richard V. Minns, 59                         Vice President since 1990.  Director of
   Vice President                            Sales for the Metalworking Systems Division
   Director of Metalworking Sales,           since 1985.
   North America

James E. Morrison, 46                        Vice President since 1994.  Treasurer
   Vice President                            since 1987.
   Treasurer

Kevin G. Nowe, 45                            Joined the company as Assistant General
   Assistant Secretary                       Counsel in 1992 and was elected Assistant
   Assistant General Counsel                 Secretary in 1993.  Previously was Senior
                                             Counsel and Corporate Secretary of Emro
                                             Marketing Company in Enon, Ohio.

Richard J. Orwig, 56 (1)                     Vice President since 1987.  Named Chief
   Vice President                            Financial and Administrative Officer in
   Chief Financial and Administrative        1994.  Director of Administration from
   Officer                                   1991 to 1994.

Michael W. Ruprich, 41 (1)                   Named President of JLK Direct Distribution
   President, JLK Direct Distribution Inc.   Inc. in April 1997.  Director of Global
   Vice President, Kennametal Inc.           Marketing and Sales from 1996 to 1997.  Vice
                                             President of Kennametal Inc. since 1994.
                                             President, J&L America, Inc. from 1994 to
                                             1996.  General Manager of J&L from 1993 to
                                             1994.  National Sales and Marketing Manager
                                             from 1992 to 1993.  General Manager-East
                                             Coast Region from 1990 to 1992.

P. Mark Schiller, 49                         Vice President since 1992.  Director of
   Vice President                            Kennametal Distribution Services since
   Director of Kennametal Distribution       1990.
   Services

Lawrence L. Shrum, 56                        Vice President since January 1997.  Named
   Vice President                            Director of Global Management Information
   Director of Global Management             Systems in 1994.  Manager of User Systems
   Information Systems                       Support from 1992 to 1994.

A. David Tilstone, 43 (1)                    Vice President since July 1997.  Named
   Vice President                            Director of Global Marketing in April 1997.
   Director of Global Marketing              Joined Kennametal in 1972 and held various
                                             marketing positions from 1980 through 1991,
                                             prior to his departure in 1991 to become the
                                             business manager of an architectural firm.
                                             Returned to Kennametal in 1994 as Manager of
                                             Business Development, Asia Pacific and served
                                             as Director of Asia Pacific Operations from
                                             1995 to 1997.

Notes:
------
   (1)  Executive officer of the Registrant.
   (2) Each officer has been elected by the Board of Directors to serve until removed or until a successor is elected and qualified, and has served continuously as an officer since first elected.

                                    PART II


The information required under Items 5 through 8 is included in the 1997 Annual Report to Shareholders and such information is incorporated herein by reference as indicated by the following table.

                                                  Incorporated by Reference to Captions
                                                  and Pages of the 1997 Annual Report
                                                  -------------------------------------

ITEM 5.  Market for the Registrant's              Quarterly Financial Information
         Capital Stock and Related                (Unaudited) on page 38.
         Stockholder Matters


ITEM 6.  Selected Financial Data                  Ten-Year Financial Highlights
                                                  (information with respect to the years
                                                  1993 to 1997) on pages 40 and 41.


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


ITEM 8.  Financial Statements and                 Item 14(a)1 herein and Quarterly
         Supplementary Data                       Financial Information (Unaudited) on
                                                  page 38.


ITEM 9.  Changes in and Disagreements             Not applicable.
         on Accounting and Financial
         Disclosure

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information set forth in Part I under the caption "Officers of the Registrant" and the information set forth under the caption "Election of Directors" in the company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 30, 1997 ("1997 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference is the information set forth under the caption "Compensation of Executive Officers" and certain information regarding directors' fees under the caption "Board of Directors and Board Committees" in the 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information set forth under the caption "Ownership of Capital Stock by Directors, Nominees and Executive Officers" with respect to the directors' and officers' shareholdings and under the caption "Principal Holders of Voting Securities" with respect to other beneficial owners in the 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is certain information set forth in the notes to the table under the caption "Election of Directors" and the information set forth in the section entitled "Certain Relationships and Related Transactions" in the 1997 Proxy Statement.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Form 10-K report.

    1.  Financial Statements

        The consolidated balance sheets as of June 30, 1997 and 1996, the consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1997, and the notes to consolidated financial statements, together with the report hereon of Arthur Andersen LLP dated July 21, 1997, presented in the company's 1997 Annual Report to Shareholders, are incorporated herein by reference.

    2.  Financial Statement Schedules

        The financial statement schedule shown below should be read in conjunction with the financial statements contained in the 1997 Annual Report to Shareholders. Other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        Separate financial statements of the company are omitted because the company is primarily an operating company, and all significant subsidiaries included in the consolidated financial statements are wholly owned, with the exception of Kennametal Hertel AG, in which the company has a 95 percent interest.

        Financial Statement Schedule:
        -----------------------------
        Report of Independent Public Accountants

        Schedule II - Valuation and Qualifying Accounts for the Three Years
                      Ended June 30, 1997


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

              (10.7)*  Stock Option and                 Exhibit 10.1 of the company's
                       Incentive Plan of 1992           September 30, 1992 Form 10-Q is
                                                        incorporated herein by reference.

              (10.8)*  Directors Stock Incentive        Exhibit 10.2 of the company's
                       Plan                             September 30, 1992 Form 10-Q is
                                                        incorporated herein by reference.

              (10.9)   Underwriting Agreement           Exhibit 1.1 of the company's
                       (U.S. Version)                   March 31, 1994 Form 10-Q is
                                                        incorporated herein by reference.

              (10.10)  Underwriting Agreement           Exhibit 1.2 of the company's
                      (International Version)           March 31, 1994 Form 10-Q is
                                                        incorporated herein by reference.

              (10.11)  Credit Agreement dated           Exhibit 10.17 of the company's
                       as of April 19, 1996 by and      March 31,1996 Form 10-Q is
                       among Kennametal Inc. and        incorporated herein by reference.
                       Deutsche Bank AG, Mellon
                       Bank N.A. and PNC Bank,
                       National Association

              (10.12)* Performance Bonus Stock          Exhibit A of the company's 1995
                       Plan of 1995                     annual meeting proxy statement.

              (10.13)* Stock Option and Incentive       Exhibit 10.14 of the company's
                       Plan of 1996                     September 30, 1996 Form 10-Q is
                                                        incorporated herein by reference.

              (10.14)* Stock Option and                 Exhibit 10.8 of the company's
                       Incentive Plan of 1992,          December 31, 1996 Form 10-Q is
                       as amended                       incorporated herein by reference.

              (10.15)* Form of Employment               Exhibit 10.1 of the company's
                       Agreement with certain           March 31, 1997 Form 10-Q is
                       officers                         incorporated herein by reference.


              (10.16)* Supplemental Executive           Exhibit 10.2 of the company's
                       Retirement Plan                  March 31, 1997 Form 10-Q is
                                                        incorporated herein by reference.

              (10.17)  Amendment to Credit              Exhibit 10.3 of the company's
                       Agreement dated                  March 31, 1997 Form 10-Q is
                       April 19, 1996                   incorporated herein by reference.

        (13)  Annual Report to Shareholders             Portions of the 1997 Annual
              -----------------------------             Report are filed herewith.

        (21)  Subsidiaries of the Registrant            Filed herewith.
              ------------------------------
        (23)  Consent of Independent Public             Filed herewith.
              Accountants
              ------------------------------
        (27)  Financial Data Schedule                   Filed herewith.
              -----------------------

* Denotes management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the quarter ended June 30, 1997.


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

Date:  September 18, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                             Title                            Date
         ---------                             -----                            ----
/s/  WILLIAM R. NEWLIN
--------------------------------
     William R. Newlin                 Chairman of the Board              September 18, 1997


/s/  ROBERT L. MCGEEHAN
--------------------------------
     Robert L. McGeehan                President, Chief Executive         September 18, 1997
                                       Officer and Director


/s/  JAMES R. BREISINGER
--------------------------------
     James R. Breisinger               Vice President, Controller         September 18, 1997
                                       and Chief Accounting Officer


/s/  RICHARD J. ORWIG
--------------------------------
     Richard J. Orwig                  Vice President, Chief              September 18, 1997
                                       Financial and Administrative
                                       Officer


/s/  RICHARD C. ALBERDING
--------------------------------
     Richard C. Alberding                      Director                   September 18, 1997


/s/  PETER B. BARTLETT
--------------------------------
     Peter B. Bartlett                         Director                   September 18, 1997


/s/  A. PETER HELD
--------------------------------
     A. Peter Held                             Director                   September 18, 1997


/s/  WARREN H. HOLLINSHEAD
--------------------------------
     Warren H. Hollinshead                     Director                   September 18, 1997


/s/  QUENTIN C. MCKENNA
--------------------------------
     Quentin C. McKenna                        Director                   September 18, 1997


/s/  ALOYSIUS T. MCLAUGHLIN
--------------------------------
     Aloysius T. McLaughlin, Jr.               Director                   September 18, 1997


/s/  LARRY YOST
-------------------------------
     Larry Yost                                Director                   September 18, 1997

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Shareholders of Kennametal Inc.


We have audited, in accordance with generally accepted auditing standards, the financial statements included in Kennametal Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated July 21, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in Item 14(a) 2 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                              /s/  ARTHUR ANDERSEN LLP
                                              -----------------------------
                                                   Arthur Andersen LLP


Pittsburgh, Pennsylvania
July 21, 1997


KENNAMETAL INC.                                                                                      SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED JUNE 30, 1997
---------------------------------------
(Dollars in thousands)

                                                          Additions
                                         ------------------------------------------
                          Balance at     Charged to                                   Deductions      Balance at
                         Beginning of    Costs and                       Other           from           End of
Description                  Year         Expenses      Recoveries   Adjustments(a)   Reserves (b)       Year
-----------              ------------    ----------     ----------   --------------   ------------    ----------
1997

Allowance for
   doubtful accounts       $ 9,296         $1,979          $136         $ (546)           $3,540        $ 7,325

1996

Allowance for
   doubtful accounts       $12,106         $1,810          $213         $ (871)           $3,962        $ 9,296

1995

Allowance for
   doubtful accounts       $ 9,328         $1,477          $237         $2,131            $1,067        $12,106

(a)  Represents foreign currency translation adjustment.
(b)  Represents uncollected accounts charged against the allowance.

(a)

                                           EXHIBIT INDEX

Exhibit
   No.                                                                Reference
-------                                           -------------------------------------------------


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

  4.2  Form of Note Agreement with                Exhibit 4.3 of the company's 1990 Form 10-K
       various creditors dated as of              (SEC file no. reference 1-5318; docket entry date
       May 1, 1990                                - September 26, 1990) is incorporated herein by
                                                  reference.


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

 10.7  Stock Option and Incentive Plan            Exhibit 10.1 of the company's September 30, 1992
       of 1992                                    Form 10-Q is incorporated herein by reference.

 10.8  Directors Stock Incentive Plan             Exhibit 10.2 of the company's September 30, 1992
                                                  Form 10-Q is incorporated herein by reference.

 10.9  Underwriting Agreement                     Exhibit 1.1 of the company's March 31, 1994
      (U.S. Version)                              Form 10-Q is incorporated herein by reference.

10.10  Underwriting Agreement                     Exhibit 1.2 of the company's March 31, 1994
       (International Version)                    Form 10-Q is incorporated herein by reference.

10.11  Credit Agreement dated                     Exhibit 10.17 of the company's March 31, 1996
       as of April 19, 1996 by and                Form 10-Q is incorporated herein by reference.
       among Kennametal Inc. and
       Deutsche Bank AG, Mellon
       Bank N.A. and PNC Bank,
       National Association

10.12  Performance Bonus Stock                    Exhibit A of the company's 1995 annual meeting
       Plan of 1995                               proxy statement.

10.13  Stock Option and Incentive                 Exhibit 10.14 of the company's September 30, 1996
       Plan of 1996                               Form 10-Q is incorporated herein by reference.

10.14  Stock Option and Incentive Plan            Exhibit 10.8 of the company's December 31, 1996
       of 1992, as amended                        Form 10-Q is incorporated herein by reference.

10.15  Form of Employment Agreement               Exhibit 10.1 of the company's March 31, 1997
       with certain executive officers            Form 10-Q is incorporated  herein by reference.

10.16  Supplemental Executive                     Exhibit 10.2 of the company's March 31, 1997
       Retirement Plan                            Form 10-Q is incorporated herein by reference.

10.17  Amendment to Credit Agreement              Exhibit 10.3 of the company's March 31, 1997
       dated April 19, 1996                       Form 10-Q is incorporated herein by reference.

13     Annual Report to Shareholders              Portions of the 1997 Annual Report are filed
                                                  herewith.

21     Subsidiaries of the Registrant             Filed herewith.

23     Consent of Independent Public              Filed herewith.
       Accountants

27     Financial Data Schedule                    Filed herewith.
