Form 10-Q
period 1997-09-30
KENNAMETAL INC
filed 1997-11-14
CIK 55242

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997



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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


         TITLE OF EACH CLASS                OUTSTANDING AT OCTOBER 31, 1997
         -------------------                -------------------------------
Capital Stock, par value $1.25 per share              26,264,454

                                KENNAMETAL INC.
                                  FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1997


                             TABLE OF CONTENTS


Item No.
--------
                       PART I.  FINANCIAL INFORMATION

    1.   Financial Statements:

         Condensed Consolidated Balance Sheets (Unaudited)
         September 30, 1997 and June 30, 1997

         Condensed Consolidated Statements of Income (Unaudited)
         Three months ended September 30, 1997 and 1996

         Condensed Consolidated Statements of Cash Flows (Unaudited) Three months ended September 30, 1997 and 1996

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

     5.  Other Information

     6.  Exhibits and Reports on Form 8-K

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------
(in thousands)                                       September 30,  June 30,
                                                         1997         1997
                                                     -------------  --------
ASSETS
Current Assets:
  Cash and equivalents                                 $ 45,409     $ 21,869
  Accounts receivable, less allowance for
    doubtful accounts of $7,370 and $7,325              202,144      200,515
  Inventories                                           214,068      210,111
  Deferred income taxes                                  24,949       25,384
                                                        -------      -------
  Total current assets                                  486,570      457,879
                                                       --------     --------
Property, Plant and Equipment:
  Land and buildings                                    160,474      156,292
  Machinery and equipment                               494,466      473,850
  Less accumulated depreciation                        (344,377)    (329,756)
                                                       --------     --------
  Net property, plant and equipment                     310,563      300,386
                                                       --------     --------
Other Assets:
  Investments in affiliated companies                    14,648       11,736
  Intangible assets, less accumulated
    amortization of $25,031 and $23,960                  57,691       49,915
  Deferred income taxes                                  31,644       34,307
  Other                                                  18,473       15,086
                                                       --------     --------
  Total other assets                                    122,456      111,044
                                                       --------     --------
  Total assets                                         $919,589     $869,309
                                                       ========     ========
LIABILITIES
Current Liabilities:
  Current maturities of term debt and capital leases   $ 14,010     $ 13,853
  Notes payable to banks                                 46,784      120,166
  Accounts payable                                       61,306       60,322
  Accrued vacation pay                                   17,818       18,176
  Other                                                  88,217       69,485
                                                       --------     --------
  Total current liabilities                             228,135      282,002
                                                       --------     --------
Term Debt and Capital Leases, Less Current Maturities    40,464       40,445
Deferred Income Taxes                                    21,138       21,055
Other Liabilities                                        55,621       57,060
                                                       --------     --------
  Total liabilities                                     345,358      400,562
                                                       --------     --------
Minority Interest in Consolidated Subsidiaries           44,162        9,139
                                                       --------     --------
SHAREHOLDERS' EQUITY
Shareholders' Equity:
  Preferred stock, 5,000 shares authorized; none issued       -            -
  Capital stock, $1.25 par value; 70,000 shares
    authorized; 29,370 shares issued                     36,712       36,712
  Additional paid-in capital                            148,438       91,049
  Retained earnings                                     419,174      406,083
  Treasury shares, at cost; 3,153 and 3,263 shares
    held                                                (61,101)     (62,400)
  Cumulative translation adjustments                    (13,154)     (11,836)
                                                       --------     --------
  Total shareholders' equity                            530,069      459,608
                                                       --------     --------
  Total liabilities and shareholders' equity           $919,589     $869,309
                                                       ========     ========

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------
(in thousands, except per share data)
                                                        Three Months Ended
                                                           September 30,
                                                       ---------------------
                                                         1997         1996
                                                       --------     --------
OPERATIONS:
Net sales                                              $310,792     $275,203
  Cost of goods sold                                    178,569      160,493
                                                       --------     --------
Gross profit                                            132,223      114,710
  Research and development expenses                       5,227        5,739
  Selling, marketing and distribution expenses           68,571       63,019
  General and administrative expenses                    24,720       18,206
  Amortization of intangibles                             1,052          546
                                                       --------     --------
Operating Income                                         32,653       27,200
  Interest expense                                        1,180        2,642
  Other income (expense)                                   (440)         627
                                                       --------     --------
Income before income taxes and minority interest         31,033       25,185
Provision for income taxes                               12,100        9,800
Minority interest                                         1,385          182
                                                       --------     --------
Net income                                             $ 17,548     $ 15,203
                                                       ========     ========
PER SHARE DATA:
Earnings per share                                     $   0.67     $   0.57
                                                       ========     ========
Dividends per share                                    $   0.17     $   0.15
                                                       ========     ========
Weighted average shares outstanding                      26,171       26,729
                                                       ========     ========

See accompanying notes to condensed consolidated financial statements.


KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------
(in thousands)

                                                           Three Months Ended
                                                              September 30,
                                                        ------------------------
                                                          1997            1996
                                                        --------        --------
OPERATING ACTIVITIES:
Net income                                              $17,548         $15,203
Adjustments for noncash items:
  Depreciation and amortization                          10,326           9,948
  Other                                                   1,091           2,335
Changes in certain assets and liabilities, net of
  effects of acquisitions:
  Accounts receivable                                    (4,077)          9,647
  Inventories                                            (2,319)         (2,551)
  Accounts payable and accrued liabilities                8,903           2,702
  Other                                                   9,150            (344)
                                                        -------         -------
Net cash flow from operating activities                  40,622          36,940
                                                        -------         -------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment              (16,695)        (14,615)
Disposals of property, plant and equipment                  193              16
Acquisitions, net of cash                               (17,031)        (14,102)
Other                                                     1,116           1,938
                                                        -------         -------
Net cash flow used for investing activities             (32,417)        (26,763)
                                                        -------         -------
FINANCING ACTIVITIES:
Decrease in short-term debt                             (72,733)         (1,406)
Increase in term debt                                         -             403
Reduction in term debt                                     (939)           (312)
Net proceeds from issuance and sale of subsidiary stock  90,462               -
Dividend reinvestment and employee stock plans            4,062           1,230
Cash dividends paid to shareholders                      (4,457)         (4,009)
                                                        -------         -------
Net cash flow from (used for) financing activities       16,395          (4,094)
                                                        -------         -------
Effect of exchange rate changes on cash                  (1,060)            254
                                                        -------         -------
CASH AND EQUIVALENTS:
Net increase in cash and equivalents                     23,540           6,337
Cash and equivalents, beginning                          21,869          17,090
                                                        -------         -------
Cash and equivalents, ending                            $45,409         $23,427
                                                        =======         =======
SUPPLEMENTAL DISCLOSURES:
Interest paid                                           $   520         $ 1,288
Income taxes paid                                         2,257           3,994

See accompanying notes to condensed consolidated financial statements.


KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------
1. The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's 1997 Annual Report. The condensed consolidated balance sheet as of June 30, 1997 has been derived from the audited balance sheet included in the Company's 1997 Annual Report. These interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

2. Inventories are stated at lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for a significant portion of domestic inventories and the first-in, first-out (FIFO) method or average cost for other inventories. The Company used the LIFO method of valuing its inventories for approximately 45 percent of total inventories at September 30, 1997. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on management's projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

3. The major classes of inventory as of the balance sheet dates were as follows (in thousands):
                                              September 30,      June 30,
                                                  1997             1997
                                              -------------      --------
      Finished goods                            $184,628         $183,961
      Work in process and powder blends           51,027           50,351
      Raw materials and supplies                  17,016           16,494
                                                --------         --------
      Inventory at current cost                  252,671          250,806
      Less LIFO valuation                        (38,603)         (40,695)
                                                --------         --------
      Total inventories                         $214,068         $210,111
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

5. The Financial Accounting Standards Board (FASB) recently issued SFAS No. 128, "Earnings Per Share" (SFAS No. 128) and SFAS No. 129, "Disclosure of Information about Capital Structures" (SFAS No. 129). SFAS No. 128 was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement, upon adoption, will require all prior ending earnings per share (EPS) data to be restated to conform to the provisions of the statement. This statement's objective is to simplify the computations of EPS and to make the U.S. standard for EPS computations more compatible with that of the International Accounting Standards Committee. The Company will adopt SFAS No. 128 in the second quarter of fiscal 1998 and does not anticipate that the statement will have a significant impact on its reported EPS.

SFAS No. 129 was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement, upon adoption, will require all companies to provide specific disclosure regarding their capital structure. SFAS No. 129 will specify the disclosure for all companies, including descriptions of their capital structure and the contractual rights of the holders of such securities. The Company will adopt SFAS No. 129 in the second quarter of fiscal 1998 and does not anticipate that the statement will have a significant impact on its disclosure.

Additionally, in June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130) and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 130 is effective for years ending after December 15, 1997.
SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 in fiscal 1998 and does not anticipate that the statement will have a significant impact on its disclosures.

SFAS No. 131 introduces a new model for segment reporting called the "management approach." The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company is in the process of evaluating the effect of applying this statement.

6.  On July 2, 1997, an initial public offering (IPO) of approximately
4.9 million shares of common stock at a price of $20.00 per share of JLK Direct Distribution Inc. (JLK), a subsidiary of the Company, was consummated. JLK operates the industrial supply operations consisting of the Company's wholly owned J&L Industrial Supply (J&L) subsidiary and its Full Service Supply programs. The net proceeds from the offering were approximately $90 million and represented approximately 20 percent of JLK's common stock. The transaction has been accounted for as a capital transaction in the Company's consolidated financial statements. The net proceeds were used by JLK to repay $20 million of indebtedness related to a dividend to the Company and $20 million related to intercompany obligations to the Company. The Company used these proceeds to repay short-term debt. In connection with the IPO, the remaining net proceeds were loaned to the Company, under an intercompany debt/investment and cash management agreement at a fluctuating rate of interest equal to the Company's short-term borrowing costs. The Company will maintain unused lines of credit to enable it to repay any portion of the borrowed funds as the amounts are due on demand by JLK.

The Company today owns approximately 80 percent of the outstanding common stock of JLK and intends to retain a majority of both the economic and voting interests of JLK.

7. On September 1, 1997, the Company acquired Ruebig G.m.b.H. of Munich, Germany, a manufacturer and marketer of precision tools for carbide drilling, milling and other metal removal applications for approximately $16 million. Ruebig had annual sales totaling approximating $21 million.

Additionally, subsequent to September 30, 1997, the Company acquired Presto Engineers Cutting Tools Limited of Sheffield, United Kingdom, a manufacturer of industrial high-speed steel cutting tools and entered into an agreement to acquire GRS Industrial Supply Company (GRS) and Car-Max Tool & Cutter Sales, Inc. (Car-Max). GRS and Car-Max are engaged in the distribution of metalcutting tools and industrial supplies. The combined companies had annual sales approximating
$45 million.

The acquisitions were accounted for using the purchase method of accounting. The consolidated financial statements include the operating results from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant.

8. On October 12, 1997, Kennametal and Greenfield Industries, Inc. (Greenfield) signed a definitive merger agreement under which Kennametal will acquire Greenfield in a total transaction valued at $1 billion. Under the terms of the agreement, which has been approved by the Boards of Directors of both companies, Kennametal commenced an all-cash tender offer on October 17, 1997, to acquire all of Greenfield's outstanding common stock for $38.00 per share, including the assumption of outstanding debt and convertible securities, which have a current combined value of approximately $320 million. The tender offer is subject to the conditions set forth in the Offer to Purchase, Exhibit
(a)(1) to the Company's Schedule 14D-1 filed with the Securities and Exchange Commission (SEC) on October 17, 1997. The Company will finance the acquisition initially through a new bank credit facility.

The Company was informed that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired. Following its filing with the German Federal Cartel Office (FCO) and discussions with the FCO, the Company no longer needs to have the applicable one-month waiting period under the German Act Against Restraints of Competition expire in order to proceed with its tender offer and acquisition of Greenfield. The FCO will have the right to continue to review the transaction following Kennametal's acquisition of Greenfield.

In addition, on November 12, 1997, the Company learned that the United Kingdom Office of Fair Trade (OFT) had issued an Invitation to Comment Announcement in the United Kingdom in response to Kennametal's prior informal submission to the OFT regarding the acquisition of Greenfield. Kennametal understands that this announcement is part of the OFT's normal procedures and that it will not delay its tender offer or acquisition of Greenfield. The OFT will also have the right to continue to review this matter following Kennametal's acquisition of Greenfield.

Kennametal does not expect the relevant German or U.K. agencies to raise any significant objections to the combination in their respective countries following consummation of its acquisition of Greenfield. The tender offer remains subject to the other conditions listed in the Offer to Purchase. The tender offer is scheduled to expire at 12:00 midnight New York City Time on Friday, November 14, 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

                         RESULTS OF OPERATIONS

SALES AND EARNINGS
------------------
During the quarter ended September 30, 1997, consolidated sales were $311 million, up 13 percent from $275 million in the same quarter last year. Sales rose 16 percent excluding unfavorable foreign currency translation effects. The increase in sales was primarily attributable to higher sales of metalworking products in North America and from higher sales of industrial supplies sold by J&L Industrial Supply (J&L) and by Full Service Supply programs, both operating within Kennametal's JLK Direct Distribution Inc.
(JLK) subsidiary.

Net income for the first quarter ended September 30, 1997, was $17.5 million, or $0.67 per share, as compared with net income of $15.2 million, or $0.57 per share in the same quarter last year. The results included expenses of $5.2 million, or $0.12 per share, for the completion of the relocation and related expenses incurred in connection with the construction of the new world headquarters. Earnings benefited from higher sales of metalcutting and related products in North America and Europe as well as from higher production levels and productivity improvements related to the Focused Factory initiative. This was partially offset by unfavorable foreign currency translation effects.

The following table presents the Company's sales by market and geographic area (in thousands):

                                                   Three Months Ended
                                                      September 30,
                                            --------------------------------
                                              1997         1996     % Change
By Market:                                  --------     --------   --------
Metalworking:
  North America                             $ 97,267     $ 90,907       7%
  Europe                                      60,456       60,694       -
  Asia Pacific                                10,121       10,400      (3)
Industrial Supply                             99,051       73,278      35
Mining and Construction                       43,897       39,924      10
                                            --------     --------      ---
  Net sales                                 $310,792     $275,203      13%
                                            ========     ========      ===
By Geographic Area:
Within the United States                    $209,963     $177,500      18%
International                                100,829       97,703       3
                                            --------     --------      ---
  Net sales                                 $310,792     $275,203      13%
                                            ========     ========      ===

METALWORKING MARKETS
--------------------
During the September 1997 quarter, sales in the North America Metalworking market increased 7 percent from the previous year. Sales of metalcutting inserts and toolholding devices in North America increased due to improved economic conditions in the United States in most major end markets and from continued emphasis on milling and drilling products. Additionally, sales of metalcutting and toolholding devices sold through all sales channels in North America, including sales through the Industrial Supply market, increased
11 percent.

Sales in the Europe Metalworking market on a local currency basis increased 13 percent over the same quarter a year ago. Including unfavorable foreign currency translation effects, sales in the Europe Metalworking market were flat. Demand for metalworking products continued to show improvement during the quarter in most key end markets as a result of improved market conditions in Europe, principally in Germany. Sales in the European market have posted double-digit order gains for four consecutive months.

Effective September 1, 1997, the Company acquired Ruebig G.m.b.H. of Munich, Germany, a manufacturer and marketer of precision tools for carbide drilling, milling and other metal removal applications. Also, on October 1, 1997, the Company acquired Presto Engineers Cutting Tools Limited of Sheffield, United Kingdom, a manufacturer of industrial high-speed steel cutting tools. The combined companies had annual sales approximating $42 million.

The acquisitions were accounted for using the purchase method of accounting. The consolidated financial statements include the operating results from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant.

In the Asia Pacific Metalworking market, sales decreased slightly as results were affected by weak economic conditions in Korea, Singapore and Thailand. Excluding unfavorable foreign currency translation effects, sales in the Asia Pacific Metalworking market increased 3 percent. Additionally, effective August 1, 1997, the Company acquired a 100 percent interest in Kennako Japan from its joint venture partner Kobe Steel.

INDUSTRIAL SUPPLY MARKET
------------------------
Sales in the Industrial Supply market rose 35 percent as a result of increased sales through mail order, Full Service Supply programs and from acquisitions. Excluding the acquisitions, sales increased approximately 24 percent. Sales increased because of four additional showrooms, from the integration of new showroom locations from acquired companies, from further penetration of existing customers and from an expanded product offering of more than 10,000 new stock keeping units (SKUs) in J&L Industrial Supply's 1998 master catalog issued September 1, 1997.

Subsequent to September 30, 1997, the Company's JLK subsidiary opened a new showroom and distribution center in Seattle, Washington, and announced that it has entered into an agreement to acquire GRS Industrial Supply Company (GRS) and Car-Max Tool & Cutter Sales, Inc. (Car-Max). GRS and Car-Max are engaged in the distribution of metalcutting tools and industrial supplies and had sales approximating $23.9 million in the year ended December 31, 1996. The acquisitions were accounted for using the purchase method of accounting. The consolidated financial statements include the operating results from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant.

MINING AND CONSTRUCTION MARKET
------------------------------
During the September 1997 quarter, sales in the Mining and Construction market increased 10 percent from the previous year as a result of increased domestic demand for highway construction tools. International sales of mining and highway construction tools also improved as a result of strong market demand in South Africa and China.

GROSS PROFIT MARGIN
-------------------
As a percentage of sales, gross profit margin for the September 1997 quarter was 42.5 percent as compared with 41.7 percent in the prior year. The gross profit margin increased primarily as a result of productivity improvements related in part to the Focused Factory initiative and from higher production levels. This increase was partially offset by unfavorable foreign currency translation effects.

OPERATING EXPENSES
------------------
Operating expenses as a percentage of sales were 31.7 percent compared to
31.6 percent last year. Operating expenses increased 13 percent primarily because of relocation and related costs incurred in connection with the construction of the new world headquarters, which amounted to approximately $5.2 million during the first quarter. The project is now successfully completed. Operating expenses also increased because of higher costs related to acquisitions and from the JLK showroom expansion program, including higher direct mail costs and increased direct marketing costs in new territories in the United States and in Europe.

INTEREST EXPENSE
----------------
Interest expense for the September 1997 quarter was $1.2 million compared to $2.6 million in the same quarter of a year ago. Interest expense decreased as a result of lower debt balances as the Company used the proceeds received from the JLK IPO to reduce its overall debt.

INCOME TAXES
------------
The effective tax rate for the September 1997 quarter was 39.0 percent compared to an effective tax rate of 38.9 percent in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's cash flow from operations is the primary source of financing for capital expenditures and internal growth. During the quarter ended
September 30, 1997, the Company generated $40.6 million in cash from operations. The increase in cash provided by operations resulted primarily from higher net income and slightly lower incremental working capital requirements.

Net cash used in investing activities was $32.4 million. The increase in net cash used in investing activities resulted from higher capital expenditures and from the acquisition of Ruebig G.m.b.H. and the remaining interest in Kennako Japan from its joint venture partner Kobe Steel. Capital expenditures were made to complete the construction of a new corporate headquarters in Latrobe, PA, and a manufacturing facility in China, to acquire additional client-server information systems and to upgrade machinery and equipment.

Net cash flow from financing activities was $16.4 million. The increase in net cash from financing activities was a result of proceeds received from the issuance of common stock of the Company's JLK subsidiary, offset by repayments of short-term debt and dividends.

Additionally, subsequent to September 30, 1997, the Company acquired Presto Engineers Cutting Tools Limited of Sheffield, United Kingdom, a manufacturer of industrial high-speed steel cutting tools, and entered into an agreement to acquire GRS Industrial Supply (GRS) and Car-Max Tool & Cutter Sales, Inc. (Car-Max). GRS and Car-Max are engaged in the distribution of metalcutting tools and industrial supplies. The combined companies had annual sales approximating $45 million.

On October 12, 1997, Kennametal and Greenfield Industries, Inc. (Greenfield) signed a definitive merger agreement under which Kennametal will acquire Greenfield in a total transaction valued at $1 billion. Under the terms of the agreement, which has been approved by the Boards of Directors of both companies, Kennametal commenced an all-cash tender offer on October 17, 1997, to acquire all of Greenfield's outstanding common stock for $38.00 per share, including the assumption of outstanding debt and convertible securities, which have a current combined value of approximately $320 million. The tender offer is subject to the conditions set forth in the Offer to Purchase, Exhibit
(a) (1) to the Company's Schedule 14D-1 filed with the Securities and Exchange Commission (SEC) on October 17, 1997. The Company will finance the acquisition initially through a new bank credit facility.

The Company was informed that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired. Following its filing with the German Federal Cartel Office (FCO) and discussions with the FCO, the Company no longer needs to have the applicable one-month waiting period under the German Act Against Restraints of Competition expire in order to proceed with its tender offer and acquisition of Greenfield. The FCO will have the right to continue to review the transaction following Kennametal's acquisition of Greenfield.

In addition, on November 12, 1997, the Company learned that the United Kingdom Office of Fair Trade (OFT) had issued an Invitation to Comment Announcement in the United Kingdom in response to Kennametal's prior informal submission to the OFT regarding the acquisition of Greenfield. Kennametal understands that this announcement is part of the OFT's normal procedures and that it will not delay its tender offer or acquisition of Greenfield. The OFT will also have the right to continue to review this matter following Kennametal's acquisition of Greenfield.

Kennametal does not expect the relevant German or U.K. agencies to raise any significant objections to the combination in their respective countries following consummation of its acquisition of Greenfield. The tender offer remains subject to the other conditions listed in the Offer to Purchase. The tender offer is scheduled to expire at 12:00 midnight New York City Time on Friday, November 14, 1997.

FINANCIAL CONDITION
-------------------
Kennametal's financial condition continues to remain strong. Total assets were $920 million at September 30, 1997, up 6 percent from $869 million at June 30, 1997. Net working capital was $258 million, up 47 percent from $176 million from the previous quarter, and the ratio of current assets to current liabilities was 2.1 as of September 30, 1997, and 1.6 as of June 30, 1997. Also, the debt to capital ratio (i.e., total debt divided by the sum of total debt and shareholders' equity) was 16.0 percent as of September 30, 1997, and 27.5 percent as of June 30, 1997.

The most significant event that affected the Company's financial condition during the quarter was the IPO of approximately 4.9 million shares of JLK's Class A Common Stock at $20.00 per share of JLK. The net proceeds received from the offering were approximately $90 million and were used to repay short-term debt.

OUTLOOK
-------
In looking to the second quarter ending December 31, 1997, management expects Kennametal's consolidated sales to increase over the second quarter of a year ago. In addition, second quarter results could be affected to the extent that the proposed acquisition of Greenfield Industries, Inc. would close during the quarter.

Sales in the North America Metalworking market should benefit from strong market conditions in the United States. Sales in the Europe Metalworking market are also expected to benefit from improving market conditions throughout Europe, especially in Germany. Sales in the Asia Pacific Metalworking market are expected to remain weak.

Sales in the Industrial Supply market should benefit from expansion of locations, increased mail order sales as a result of the expanded product offering in the new J&L Industrial Supply master catalog, and from acquisitions offset in part by the termination of the General Electric Full Service Supply contract. Sales in the Mining and Construction market should increase from additional domestic demand.

This Form 10-Q contains "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934. Actual results can materially differ from those in the forward-looking statements to the extent that the anticipated economic conditions in the United States and Europe are not sustained. The Company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances occurring after the date hereof.


                        PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------
The information set forth in Note 4 to the condensed consolidated financial statements, contained in Part I, Item 1 of this Form 10-Q, is incorporated by reference herein and supplements the information previously reported in Part I, Item 3 of the Company's Form 10-K for the year ended June 30, 1997, which is also incorporated by reference herein.

Agreement of settlement has been reached, and in management's opinion, based on its evaluation and discussions with outside counsel, the Company has viable defenses to this case and that, in any event, the ultimate resolution of this matter will not have a materially adverse effect on the results of operations, financial position or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
At the Annual Meeting of Stockholders on October 27, 1997, the stockholders of the Company voted on the election of directors and independent public accountants. The following is the number of shares voted in favor of and against each matter, and the number of shares having authority to vote on each matter but withheld.

1.  With respect to the votes cast for directors whose terms expire in 2000:

                                     For         Withheld    Broker Non-Vote
                                  ----------    ----------   ---------------
      Richard C. Alberding        22,415,230      257,687           0
      William R. Newlin           22,163,349      509,568           0

The following other directors' terms of office continued after the meeting:
Peter B. Bartlett, A. Peter Held, Warren H. Hollinshead, Robert L. McGeehan, Aloysius T. McLaughlin, Jr. and Larry Yost.

2. With respect to the election of the firm of Arthur Andersen LLP, independent public accountants, to audit the financial statements of the Company and its subsidiary companies for the fiscal year ending June 30, 1998:

                               For      Against   Abstained  Broker Non-Vote
                           ----------  ---------  ---------  ---------------
     Arthur Andersen LLP   22,614,072    15,445     43,400         0

ITEM 5.  OTHER INFORMATION
--------------------------
On October 12, 1997, Kennametal and Greenfield signed a definitive merger agreement pursuant to which Kennametal will acquire Greenfield in a total transaction valued at $1 billion. Under the terms of the agreement, which has been approved by the Boards of Directors of both companies, Kennametal commenced an all-cash tender offer on October 17, 1997, to acquire all of Greenfield's outstanding common stock for $38.00 per share, including the assumption of outstanding debt and convertible securities, which have a current combined value of approximately $320 million. The tender offer is subject to the conditions set forth in the Offer to Purchase, Exhibit (a)(1) to the Company's Schedule 14D-1 filed with the SEC on October 17, 1997. The Company will finance the acquisition initially through a new bank credit facility.

The Company was informed that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired. Following its filing with the German Federal Cartel Office (FCO) and discussions with the FCO, the Company no longer needs to have the applicable one-month waiting period under the German Act Against Restraints of Competition expire in order to proceed with its tender offer and acquisition of Greenfield. The FCO will have the right to continue to review the transaction following Kennametal's acquisition of Greenfield.

In addition, on November 12, 1997, the Company learned that the United Kingdom Office of Fair Trade (OFT) had issued an Invitation to Comment Announcement in the United Kingdom in response to Kennametal's prior informal submission to the OFT regarding the acquisition of Greenfield. Kennametal understands that this announcement is part of the OFT's normal procedures and that it will not delay its tender offer or acquisition of Greenfield. The OFT will also have the right to continue to review this matter following Kennametal's acquisition of Greenfield.

Kennametal does not expect the relevant German or U.K. agencies to raise any significant objections to the combination in their respective countries following consummation of its acquisition of Greenfield. The tender offer remains subject to the other conditions listed in the Offer to Purchase. The tender offer is scheduled to expire at 12:00 midnight New York City Time on Friday, November 14, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
     (a)  Exhibits

          ( 2) Agreement and Plan of Merger by and among Kennametal Inc., Palmer Acquisition Corp. and Greenfield Industries, Inc.
                dated as of October 10, 1997 (incorporated herein by reference to Exhibit (c) (1) of the Company's Schedule 14D-1 filed with the SEC on October 17, 1997).

          (27)  Financial Data Schedule for three months ended
                September 30, 1997, submitted to the Securities and Exchange Commission in electronic format, filed herewith

          (99)  Additional Exhibits
                99.a Press Release Dated October 12, 1997, filed herewith 99.b Press Release Dated October 17, 1997, filed herewith 99.c Press Release Dated October 31, 1997
                      (incorporated herein by reference to Exhibit (A)(10) of the Company's Amendment No. 1 to its schedule 14D-1 filed with the SEC on October 31, 1997)
                99.d  Press Release Dated November 13, 1997
                      (incorporated herein by reference to Exhibit (A)(11) of the Company's Amendment No. 3 to its schedule 14D-1 filed with the SEC on November 13, 1997)

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 1997.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 KENNAMETAL INC.


Date: November 14, 1997     By:  /s/ RICHARD J. ORWIG
                                 --------------------
                                 Richard J. Orwig
                                 Vice President
                                 Chief Financial and Administrative Officer