Form 10-Q
period 1997-12-31
KENNAMETAL INC
filed 1998-02-13
CIK 55242

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

Registrant's telephone number, including area code: (724) 539-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        TITLE OF EACH CLASS                 OUTSTANDING AT JANUARY 30, 1998
----------------------------------------    -------------------------------
Capital Stock, par value $1.25 per share               26,338,115

                        TABLE OF CONTENTS

Item No.
--------

                 PART I.  FINANCIAL INFORMATION

   1.  Financial Statements:

       Condensed Consolidated Balance Sheets (Unaudited)
       December 31, 1997 and June 30, 1997

       Condensed Consolidated Statements of Income (Unaudited)
       Three and six months ended December 31, 1997 and 1996

       Condensed Consolidated Statements of Cash Flows (Unaudited) Six months ended December 31, 1997 and 1996

       Notes to Condensed Consolidated Financial Statements
       (Unaudited)

   2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations

                     PART II.  OTHER INFORMATION

   4.  Submission of Matters to a Vote of Shareholders

   6.  Exhibits and Reports on Form 8-K

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
---------------------------------------------------------------
(in thousands)                          December 31,   June 30,
                                            1997        1997
                                        ------------   --------
ASSETS
Current Assets:
  Cash and equivalents                  $   29,265     $ 21,869
  Accounts receivable, less
  allowance for doubtful accounts
  of $13,016 and $7,325                    303,496      200,515
  Inventories                              403,866      210,111
  Other current assets                      41,091       25,384
                                        ----------     --------
  Total current assets                     777,718      457,879
                                        ----------     --------

Property, Plant and Equipment:
  Land and buildings                       215,963      156,292
  Machinery and equipment                  632,791      473,850
  Less accumulated depreciation           (346,674)    (329,756)
                                        ----------     --------
  Net property, plant and equipment        502,080      300,386
                                        ----------     --------

Other Assets:
  Investments in affiliated companies       11,191       11,736
  Intangible assets, less accumulated
    amortization of $27,677 and $23,960    708,382       49,915
  Deferred income taxes                     31,079       34,307
  Other                                     30,766       15,086
                                        ----------     --------
  Total other assets                       781,418      111,044
                                        ----------     --------
  Total assets                          $2,061,216     $869,309
                                        ==========     ========
LIABILITIES
Current Liabilities:
  Current maturities of term debt
     and capital leases                 $    4,561     $ 13,853
  Notes payable to banks                    26,788      120,166
  Accounts payable                          90,727       60,322
  Accrued payroll                           24,004        3,294
  Accrued vacation pay                      21,103       18,176
  Other                                     92,924       66,191
                                        ----------     --------
  Total current liabilities                260,107      282,002
                                        ----------     --------
Term Debt and Capital Leases,
    Less Current Maturities              1,110,074       40,445
Deferred Income Taxes                       35,516       21,055
Other Liabilities                           73,749       57,060
                                        ----------     --------
  Total liabilities                      1,479,446      400,562
                                        ----------     --------
Minority Interest in
  Consolidated Subsidiaries                 45,989        9,139
                                        ----------     --------

SHAREHOLDERS' EQUITY
Shareholders' Equity:
  Preferred stock, 5,000 shares
    authorized; none issued                      -            -
  Capital stock, $1.25 par value;
    70,000 shares authorized;
    29,370 shares issued                    36,712       36,712
  Additional paid-in capital               151,623       91,049
  Retained earnings                        424,282      406,083
  Treasury shares, at cost;
    3,041 and 3,263 shares held            (59,758)     (62,400)
  Cumulative translation adjustments       (17,078)     (11,836)
                                        ----------     --------
  Total shareholders' equity               535,781      459,608
                                        ----------     --------
  Total liabilities and shareholders'
     equity                             $2,061,216     $869,309
                                        ----------     --------

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-----------------------------------------------------------------
(in thousands, except per share data)

                         Three Months Ended    Six Months Ended
                            December 31,         December 31,
                       -------------------   -------------------
                          1997       1996       1997       1996
                       --------   --------   --------   --------
OPERATIONS:
Net sales              $370,048   $273,435   $680,840   $548,638
  Cost of goods sold    219,546    160,089    398,115    320,582
                       --------   --------   --------   --------
Gross profit            150,502    113,346    282,725    228,056
  Research and
    development
    expenses              4,956      5,694     10,183     11,433
  Selling, marketing
    and distribution
    expenses             79,056     64,771    147,627    127,790
  General and
    administrative
    expenses             23,816     15,799     48,536     34,005
  Amortization of
    intangibles           2,713        748      3,765      1,294
                       --------   --------   --------   --------
Operating Income         39,961     26,334     72,614     53,534
  Interest expense       18,693      2,773     19,873      5,415
  Other income (expense)   (221)       608       (661)     1,235
                       --------   --------   --------   --------
Income before income
  taxes and minority
  interest               21,047     24,169     52,080     49,354
Provision for
  income taxes           10,000      9,400     22,100     19,200
Minority interest         1,473        202      2,858        384
                       --------   --------   --------   --------

Net income             $  9,574   $ 14,567   $ 27,122   $ 29,770
                       ========   ========   ========   ========

PER SHARE DATA:
Basic earnings per
  share                $   0.36   $   0.54   $   1.03   $   1.11
                       ========   ========   ========   ========
Diluted earnings
  per share            $   0.36   $   0.54   $   1.02   $   1.11
                       ========   ========   ========   ========
Dividends per share    $   0.17   $   0.17   $   0.34   $   0.32
                       ========   ========   ========   ========
Weighted average
  shares outstanding     26,273     26,758     26,223     26,743
                       ========   ========   ========   ========
Diluted average
  shares outstanding     26,669     26,923     26,565     26,904
                       ========   ========   ========   ========

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------
(in thousands)

                                             Six Months Ended
                                               December 31,
                                         -----------------------
                                            1997           1996
                                         --------       --------
OPERATING ACTIVITIES:
Net income                                $27,122        $29,770
Adjustments for noncash items:
  Depreciation and amortization            25,060         20,275
  Other                                     3,775          5,090
Changes in certain assets and liabilities,
  net of effects of acquisitions:
  Accounts receivable                         218         21,665
  Inventories                              (8,796)           902
  Accounts payable and
    accrued liabilities                    17,501        (12,748)
  Other                                   (25,497)       (14,175)
                                         --------       --------
Net cash flow from operating
  activities                               39,383         50,779
                                         --------       --------

INVESTING ACTIVITIES:
Purchases of property,
  plant and equipment                     (29,307)       (40,557)
Disposals of property,
  plant and equipment                       1,226            180
Acquisitions, net of cash                (711,609)       (17,665)
Other                                      (7,609)         3,056
                                         --------       --------
Net cash flow used for
  investing activities                   (747,299)       (54,986)
                                         --------       --------

FINANCING ACTIVITIES:
Increase (decrease) in
  short-term debt                         (92,750)        11,939
Increase in term debt                     758,238            200
Reduction in term debt                    (31,458)        (6,180)
Net proceeds from issuance and
  sale of subsidiary stock                 90,445              -
Dividend reinvestment and
  employee stock plans                      8,606          1,915
Cash dividends paid to shareholders        (8,923)        (8,556)
Other                                      (7,384)             -
                                         --------       --------
Net cash flow from (used for)
  financing activities                    716,774           (682)
                                         --------       --------

Effect of exchange rate changes
  on cash                                  (1,462)          (163)
                                         --------       --------

CASH AND EQUIVALENTS:
Net increase (decrease) in cash
  and equivalents                           7,396         (5,052)
Cash and equivalents, beginning            21,869         17,090
                                         --------       --------
Cash and equivalents, ending              $29,265        $12,038
                                         ========       ========

SUPPLEMENTAL DISCLOSURES:
Interest paid                             $16,030        $ 4,936
Income taxes paid                          22,708         23,380

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

  1. The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's 1997 Annual Report. The condensed consolidated balance sheet as of June 30, 1997 has been derived from the audited balance sheet included in the Company's 1997 Annual Report. These interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the three months and six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

  2. Inventories are stated at lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for a significant portion of domestic inventories and the first-in, first-out (FIFO) method or average cost for other inventories. The Company used the LIFO method of valuing its inventories for approximately 56 percent of total inventories at December 31, 1997. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on management's projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

  3. The major classes of inventory as of the balance sheet dates were as follows (in thousands):
                                    December 31,       June 30,
                                        1997             1997
                                     ----------        --------
      Finished goods                  $262,173         $183,961
      Work in process and
        powder blends                  123,662           50,351
      Raw materials and supplies        57,691           16,494
                                      --------         --------
      Inventory at current cost        443,526          250,806
      Less LIFO valuation              (39,660)         (40,695)
                                      --------         --------
      Total inventories               $403,866         $210,111
                                      --------         --------

  4. The Company has been involved in various environmental cleanup and remediation activities at several of its manufacturing facilities. In addition, the Company has been named as a potentially responsible party at several Superfund sites in the United States. However, it is management's opinion, based on its evaluations and discussions with outside counsel and independent consultants, that the ultimate resolution of these environmental matters will not have a material adverse effect on the results of operations, financial position or cash flows of the Company.

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

  5. The Financial Accounting Standards Board (FASB) recently issued SFAS No. 128, "Earnings Per Share" (SFAS No. 128) and SFAS No. 129, "Disclosure of Information about Capital Structures" (SFAS No. 129). SFAS No. 128 was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement requires all prior ending earnings per share (EPS) data to be restated to conform to the provisions of the statement. This statement's objective is to simplify the computations of EPS and to make the U.S. standard for EPS computations more compatible with that of the International Accounting Standards Committee. The Company adopted SFAS No. 128 in the second quarter of fiscal 1998.

      Basic earnings per share for fiscal 1998 was computed using the weighted average number of shares outstanding during the period, while diluted earnings per share was calculated to reflect the potential dilution that occurs related to issuance of common stock under stock option grants. The difference between basic and diluted earnings per share relates solely to the effect of common stock options.

      SFAS No. 129 was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement requires all companies to provide specific disclosure regarding their capital structure. SFAS No. 129 specifies the disclosure for all companies, including descriptions of their capital structure and the contractual rights of the holders of such securities. The Company adopted SFAS No. 129 in the second quarter of fiscal 1998.

  6.  On July 2, 1997, an initial public offering (IPO) of approximately
4.9 million shares of common stock at a price of $20.00 per share of JLK Direct Distribution Inc. (JLK), a subsidiary of the Company, was consummated. JLK operates the industrial supply operations consisting of the Company's wholly owned J&L Industrial Supply (J&L) subsidiary and its Full Service Supply programs. The net proceeds from the offering were approximately
$90 million and represented approximately 20 percent of JLK's common stock. The transaction has been accounted for as a capital transaction in the Company's consolidated financial statements. The net proceeds were used by JLK to repay $20 million of indebtedness related to a dividend to the Company and $20 million related to intercompany obligations to the Company. The Company used these proceeds to repay short-term debt. Additional net proceeds of $14 million have been used to make acquisitions (see Note 7). The remaining net proceeds are loaned to the Company under an intercompany debt/investment and cash management agreement at a fluctuating rate of interest equal to the Company's short-term borrowing costs. The Company will maintain unused lines of credit to enable it to repay any portion of the borrowed funds as the amounts are due on demand by JLK.

      The Company today owns approximately 80 percent of the outstanding common stock of JLK and intends to retain a majority of both the economic and voting interests of JLK.

  7. During the quarter ended December 31, 1997, the Company acquired Presto Engineers Cutting Tools Ltd., a manufacturer of industrial high-speed steel cutting tools, GRS Industrial Supply Company (GRS) and Car-Max Tool & Cutter Sales, Inc. (Car-Max). GRS and Car-Max are engaged in the distribution of metalcutting tools and industrial supplies. The combined companies had annual sales approximating $45 million.

      The acquisitions were accounted for using the purchase method of accounting. The consolidated financial statements include the operating results from the respective dates of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant.

      Additionally, on January 5, 1998, JLK acquired Production Tools Sales, Inc. (PTS), a metalworking distributor headquartered in Dallas, Texas. PTS had annual sales of $23 million in its latest fiscal year.

      On October 10, 1997, Kennametal and Kennametal Acquisition Corp. (Acquisition Corp.) entered into a Merger Agreement with Greenfield Industries, Inc. (Greenfield) pursuant to which Acquisition Corp. purchased at $38.00 per share on November 17, 1997, approximately 16,179,976 (98% of the outstanding) shares of Greenfield's common stock (Tender Offer). Pursuant to the Merger Agreement, a merger of Acquisition Corp. into Greenfield (Merger) occurred on November 18, 1997, and Greenfield became a wholly owned subsidiary of Kennametal on that date. The total purchase price for the acquisition of Greenfield (including estimated transaction costs and assumed Greenfield debt and convertible redeemable preferred securities of approximately $320 million) was approximately $1.0 billion.

      Pro forma results of operations for the acquisition of Greenfield, but excluding the effects of all other acquisitions, are based on the historical financial statements of the Company and Greenfield adjusted to give effect to the acquisition of Greenfield. The pro forma results of operations for the three and six months ended December 31, 1997 and 1996 assume that the acquisition of Greenfield occurred as of the first day of the Company's 1997 fiscal year (July 1, 1996).

      The pro forma financial information reflects the purchase method of accounting for the acquisition of Greenfield, and accordingly is based on estimated purchase accounting adjustments that are subject to further revision upon completion of appraisals or other studies of the fair value of Greenfield's assets and liabilities.

      The preliminary allocation of the estimated purchase price to assets acquired and liabilities assumed is as follows:

        Working capital, other than cash       $ 205,712
        Property plant and equipment             171,514
        Other assets                               1,685
        Other liabilities                       ( 29,746)
        Long-term debt                          (325,502)
        Goodwill                                 632,133
                                               ---------
             Net purchase price                $ 655,796
                                               =========

      The pro forma financial information does not purport to present what the Company's results of operations would actually have been if the acquisition of Greenfield had occurred on the assumed date, as specified above, or to project the Company's financial condition or results of operations for any future period.

                         Three months ended     Six months ended
                            December 31,            December 31,
      (in thousands)      1997       1996        1997       1996
                         ------     ------      ------     ------

      Net sales          $465.0     $399.4      $915.6     $796.0
      Net income         $  5.8     $  9.2      $ 19.5     $ 17.6
      Basic earnings
        per share        $ 0.22     $ 0.34      $ 0.75     $ 0.66
      Diluted earnings
        per share        $ 0.22     $ 0.34      $ 0.74     $ 0.65

  8. In connection with the acquisition of Greenfield, the Company, on November 17, 1997, entered into a $1.4 billion Credit Agreement (New Bank Credit Facility) with BankBoston, N.A., Deutsche Bank AG, New York Branch and/or Cayman Islands Branch, Mellon Bank N.A. and PNC Bank, National Association. As of December 31, 1997, the Company had borrowed $500 million under a term loan and approximately $490 million in revolving credit loans under the New Bank Credit Facility. Interest payable under the term loan and revolving credit loans are currently based on LIBOR plus 1.375. The proceeds from the loans were principally used to pay for the shares of common stock of Greenfield purchased in the Tender Offer and the Merger, to pay transaction costs, to refinance certain indebtedness of Greenfield, and to refinance certain indebtedness of the Company.

      Subject to certain conditions, the New Bank Credit Facility permits revolving credit loans of up to $900 million for working capital requirements, capital expenditures, and general corporate purposes. The New Bank Credit Facility was initially secured by all of the stock of certain of Kennametal's significant domestic subsidiaries, by guarantees of certain such subsidiaries and by 65% of the stock of Kennametal's significant foreign subsidiaries. On December 24, 1997, the stock held as security was released. The New Bank Credit Facility contains various restrictive covenants and affirmative covenants requiring the maintenance of certain financial ratios. The term loans under the New Bank Credit Facility are subject to mandatory amortization commencing on November 30, 1998, and all loans mature on August 31, 2002.

  9. As a result of the Greenfield acquisition, the outstanding Greenfield convertible preferred securities (Greenfield securities) have been classified as long-term debt in the Company's consolidated balance sheet, as these securities no longer are convertible into Greenfield common stock. The holders of the Greenfield securities can convert these securities into the right to receive cash, including a conversion premium, or they can continue to remain outstanding until their due date of March 31, 2016. At December 31, 1997, approximately $89.5 million of these securities was included in long-term debt. As of January 31, 1998, approximately $23.8 million remained outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------

                       RESULTS OF OPERATIONS

SALES AND EARNINGS
------------------
During the quarter ended December 31, 1997, consolidated sales were $370 million, up 35 percent from $273 million in the same quarter last year. Excluding acquisitions and unfavorable foreign currency translation effects, sales increased 13 percent during the quarter. The 13 percent increase in sales was primarily attributable to continued higher sales of metalworking products in North America and Europe and from higher sales of industrial supplies sold through Kennametal's JLK Direct Distribution Inc. (JLK) subsidiary.

Net income for the second quarter ended December 31, 1997, was $9.6 million, or $0.36 per share, as compared with net income of $14.6 million, or $0.54 per share in the same quarter last year. The results were reduced by approximately $10.6 million, or $0.40 per share as a result of the net effects of the Greenfield Industries, Inc. acquisition, which occurred on November 18, 1997. The $0.40 per share includes $0.18 per share for the amortization of financing fees related to the Greenfield acquisition. Excluding the effects of the Greenfield acquisition, earnings per share would have been $0.76 per share.

During the six-month period ended December 31, 1997, consolidated sales were $681 million, up 24 percent from $549 million last year. Net income was $27.1 million, or $1.03 on a basic per share basis and $1.02 on a diluted basis, compared to $29.8 million, or $1.11 per share on a basic and diluted basis last year.

The following table presents the Company's sales and geographic area information (in thousands):

                             Three Months Ended           Six Months Ended
                               December 31,                 December 31,
                        ------------------------  --------------------------
                           1997    1996  % Change   1997     1996  %  Change
                        -------- -------- ------  --------  --------  ------
Metalworking:
  North America         $ 99,228 $ 90,936    9%   $196,495  $181,843    8%
  Europe                  76,250   61,715   24     136,706   122,409   12
  Asia Pacific             9,832   10,359   (5)     19,953    20,759   (4)
Industrial Supply         97,423   74,090   31     196,474   147,368   33
Mining and
  Construction            38,707   36,335    7      82,604    76,259    8
Greenfield
  Industries              48,608       --   --      48,608        --   --
                         -------- --------  ------ -------- --------  ----
  Net sales             $370,048 $273,435   35%   $680,840  $548,638   24%
                        ======== ========   ===   ========  ========   ===

By Geographic Area:
Within the
  United States         $239,214 $176,170   36%   $449,177  $353,670   27%
International            130,834   97,265   35     231,663   194,968   19
                        -------- --------  ------ --------  --------  ----
  Net sales             $370,048 $273,435   35%   $680,840  $548,638   24%
                        ======== ========   ===   ========  ========   ===

METALWORKING MARKETS
--------------------
Sales of traditional metalcutting products sold through all sales channels in North America, including sales through the Industrial Supply market, increased 15 percent during the December 1997 quarter, and 11 percent from the September 1997 quarter. This increase is attributable to broad-based gains in industrial production in most industries, and deeper and broader market and customer penetration. Sales, as reflected in the North America Metalworking market, increased 9 percent during the quarter.

Sales in the Europe Metalworking market on a local currency basis increased
34 percent over the same quarter a year ago. Demand for metalworking products continued to show strong gains in nearly all industries in the European market. Sales also increased due to two recent acquisitions. Sales in the Europe Metalworking market, on a local currency basis excluding acquisitions, increased 17 percent and sales increased 7 percent including unfavorable currency effects.

The Asia Pacific Metalworking market, representing only 3 percent of total sales, increased 6 percent on a local currency basis during the quarter. The results were affected by weak economic conditions across most Asia Pacific countries. Including unfavorable foreign currency translation effects, sales in this market decreased 5 percent.

For the six-month period, sales in the North America Metalworking market increased 8 percent, sales in the Europe Metalworking market increased 12 percent, and sales in the Asia Pacific Metalworking market decreased 4 percent.

INDUSTRIAL SUPPLY MARKET
------------------------
Sales in the Industrial Supply market rose 31 percent as a result of increased sales through mail order and from acquisitions. Sales increased primarily because of an expanded product offering, from acquisitions and from further penetration of existing customers. Excluding acquisitions, sales increased approximately 16 percent. Additionally, during the quarter, JLK acquired Car-Max Tool & Cutter, Inc. and GRS Industrial Supply Company, and on January 5, 1998, it acquired Production Tools Sales, Inc. The three companies had combined annual sales of approximately $47 million.

For the six-month period, sales in the Industrial Supply market increased 33 percent.

MINING AND CONSTRUCTION MARKET
------------------------------
During the December 1997 quarter, sales in the Mining and Construction market increased 7 percent from last year as a result of increased domestic demand for highway construction tools. Domestic sales of mining tools were flat. International sales of mining and highway construction tools were flat during the quarter.

For the six-month period, sales of mining and construction tools increased 8 percent.

GREENFIELD INDUSTRIES
---------------------
Sales of Greenfield Industries, Inc. from the period November 18, 1997 to the end of the quarter rose 10 percent from the same period of a year ago.

GROSS PROFIT MARGIN
-------------------
As a percentage of sales, gross profit margin for the December 1997 quarter was 40.7 percent as compared with 41.5 percent in the prior year. Excluding the effects of the Greenfield acquisition, the gross profit margin would have been 42.7 percent. The gross profit margin increased primarily as a result of productivity improvements related in part to the Focused Factory initiative, from higher production levels and, to a lesser extent, from a more favorable sales mix. This increase was partially offset by unfavorable foreign currency translation effects.

For the six-month period, the gross profit margin was 41.5 percent, compared with 41.6 percent last year. The gross profit margin declined slightly as a result of the acquisition of Greenfield and a less favorable sales mix. This decline was partially offset by productivity improvements related to the Focused Factory initiative and improved manufacturing efficiencies due to higher production volumes.

OPERATING EXPENSES
------------------
For the quarter ended December 31, 1997, operating expenses as a percentage of sales were 29.1 percent compared to 31.5 percent last year. Operating expenses were controlled despite higher costs related to acquisitions, higher sales volumes and from the JLK showroom expansion program. Additionally, amortization of intangibles increased approximately $2.0 million related primarily to the Greenfield acquisition.

For the six-month period, operating expenses as a percentage of sales were
30.3 percent compared to 31.6 percent last year. Operating expenses, on an absolute dollars basis, increased primarily because of the acquisition of Greenfield, higher costs to support the JLK expansion program and higher costs associated with other acquisitions.

INTEREST EXPENSE
----------------
Interest expense for the December 1997 quarter increased $15.9million as a result of increased borrowings, including approximately $8.0 million for the amortization of financing fees related to the acquisition of Greenfield.

For the six-month period, interest expense was $19.9 million compared to $5.4 million last year.

INCOME TAXES
------------
The effective tax rate for the December 1997 quarter was 47.5 percent compared to an effective tax rate of 38.9 percent in the prior year. The increase in the effective tax rate aligns the year-to-date rate with an expected fiscal 1998 rate that is anticipated to be higher as a result of the Greenfield acquisition.

For the six-month period, the effective tax rate was 42.4 percent compared to
38.9 percent in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's cash flow from operations is the primary source of financing for capital expenditures and internal growth. During the six months ended December 31, 1997, the Company generated approximately $39 million in cash from operations. The decrease in cash provided by operations resulted from lower net income and higher incremental working capital requirements offset in part by higher noncash items.

Net cash used in investing activities was $747 million. The increase in net cash used in investing activities primarily resulted from the acquisition of Greenfield Industries. Cash used in investing activities also increased due to the acquisitions of Rubig G.m.b.H., Presto Engineers Cutting Tools Ltd., GRS Industrial Supply Company and Car-Max Tool & Cutter Sales, Inc.

Net cash flow from financing activities was $717 million. The increase in net cash from financing activities was a result of increased borrowings under the New Bank Credit Facility to finance the acquisition of Greenfield, the assumption of Greenfield's debt, and dividends. Net cash flow from financing activities also increased because of proceeds received from the issuance of common stock of the Company's JLK subsidiary.

On October 10, 1997, Kennametal and Acquisition Corp. entered into the Merger Agreement with Greenfield pursuant to which Acquisition Corp. purchased at $38.00 per share on November 17, 1997, approximately 16,179,976 (98% of the outstanding) shares of Greenfield's common stock. The Merger occurred on November 18, 1997, and Greenfield became a wholly owned subsidiary of Kennametal on that date. The total purchase price for the acquisition of Greenfield (including estimated transaction costs and assumed Greenfield debt and convertible redeemable preferred securities of approximately $320 million) was approximately $1.0 billion.

In connection with the acquisition of Greenfield, the Company, on November 17, 1997, entered into a $1.4 billion New Bank Credit Facility with BankBoston, N.A., Deutsche Bank AG, New York Branch and/or Cayman Islands Branch, Mellon Bank N.A. and PNC Bank, National Association. As of December 31, 1997, the Company had borrowed $500 million under a term loan and approximately
$490 million in revolving credit and swingline loans under the New Bank Credit Facility. The proceeds from the loans were principally used to pay for the shares of common stock of Greenfield purchased in the Tender Offer and the Merger, to pay transaction costs, to refinance certain indebtedness of Greenfield, and to refinance certain indebtedness of the Company.

Subject to certain conditions, the New Bank Credit Facility permits revolving credit loans of up to $900 million for working capital requirements, capital expenditures, and general corporate purposes. The New Bank Credit Facility was initially secured by all of the stock of certain of Kennametal's significant domestic subsidiaries, by guarantees of certain such subsidiaries and by 65% of the stock of Kennametal's significant foreign subsidiaries. On December 24, 1997, the stock held as security was released. The New Bank Credit Facility contains various restrictive covenants and affirmative covenants requiring the maintenance of certain financial ratios. The term loans under the New Bank Credit Facility are subject to mandatory amortization commencing on November 30, 1998 and all term and revolving credit loans mature on August 31, 2002.

On January 23, 1998, the Company decided to postpone its proposed offerings of approximately $450 million of equity and equity-related securities and $450 million of senior debt securities due to a decline in its stock price. The proceeds of such offerings would have been used to make prepayments of outstanding borrowings under the New Bank Credit Facility. The Company intends to proceed with appropriate offerings when stock market conditions are favorable.

In anticipation of the proposed senior debt securities offering, the Company also entered into three one-month interest rate hedges on an aggregate notional value of $225 million under a treasury lock arrangement in order to reduce its exposure to fluctuations in interest rates. The interest rate hedges met the criteria required to use hedge accounting.

As a result of the postponement of the planned offerings, the Company decided to terminate the interest rate hedges. This was due in part to the uncertainty of when the Company would re-enter the market in the future. As a result, the Company will recognize a loss of approximately $3.5 million in its third quarter ending March 31, 1998, to terminate the interest rate hedges. The termination of the interest rate hedges has eliminated any further earnings impact from these hedges due to changes in interest rates.

Total assets were $2.1 billion at December 31, 1997, up from $869 million at June 30, 1997. Net working capital was $518 million, up from $176 million at June 30, 1997, and the ratio of current assets to current liabilities was 3.0 as of December 31, 1997 and 1.6 as of June 30, 1997. Also, the debt to capital ratio (i.e., total debt divided by the sum of total debt and shareholders' equity) was 66.2 percent as of December 31, 1997, and
27.5 percent as of June 30, 1997.

The most significant event that affected the Company's financial condition during the quarter was the acquisition of Greenfield Industries.

OUTLOOK
-------
In looking to the third quarter ending March 31, 1998, management expects Kennametal's consolidated sales to increase over the third quarter of a year ago.

Sales in the North America Metalworking market should benefit from continuing strong market conditions in the United States. Sales in the Europe Metalworking market are also expected to benefit from steadily improving market conditions throughout Europe, especially in Germany. Sales in the Asia Pacific Metalworking market are expected to remain weak.

Sales in the Industrial Supply market should benefit from expansion of locations, increased mail order sales as a result of the expanded product offering in the new J&L Industrial Supply master catalog, and from acquisitions offset in part by the loss of the General Electric Full Service Supply contract. Sales in the Mining and Construction market should increase from additional domestic demand. Sales by Greenfield are expected to benefit as a result of the factors mentioned previously.

This Form 10-Q contains "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934. Actual results can materially differ from those in the forward-looking statements to the extent that the anticipated economic conditions in the United States, Asia Pacific and Europe are not sustained. The Company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances occurring after the date hereof.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
The information set forth in Part II, Item 4 of the Company's September 30, 1997 Form 10-Q is incorporated by reference herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  Exhibits

          (10)  Material Contracts

                10.1 Letter agreement dated May 5, 1997 between Greenfield Industries, Inc. and Paul W. Jones (incorporated herein by reference to Exhibit 10.2 of the Form 10-Q of Greenfield Industries, Inc. ("Greenfield") for the quarterly period ended June 30, 1997).

                10.2 Credit Agreement, dated as of November 17, 1997, by and among the Company, as Borrower, the Lender Parties named therein, and Mellon Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit (b)(2) to the Company's Schedule 14D-1 dated October 17, 1997, as amended).

                10.3 Guaranty and Suretyship Agreement, dated as of November 17, 1997, made by the Subsidiary Guarantor named therein in favor of Mellon Bank, N.A., as Collateral Agent, as supplemented by the Additional Subsidiary Guarantor Supplement, dated as of November 18, 1997, made by Greenfield (incorporated herein by reference to Exhibit (b)(3) to the Company's
                      Schedule 14D-1, as amended, and Exhibit 10.2 of Greenfield's Current Report on Form 8-K dated
                      November 17, 1997).

          (27) Financial Data Schedule for six months ended December 31, 1997, submitted to the Securities and Exchange Commission in
                electronic format.                            Filed Herewith.

          (99)  Additional Exhibits.
                  Press Release dated January 23, 1998.       Filed Herewith.

     (b)  Reports on Form 8-K

          A report on Form 8-K dated November 20, 1997, Amendment No. 1 dated December 31, 1997, and Amendment No. 2 dated January 20, 1998, were filed during and subsequent to the quarter ended December 31, 1997, and related to the Company's acquisition of Greenfield Industries, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KENNAMETAL INC.

Date: February 13, 1998       By:   /s/ RICHARD J. ORWIG
                                   ---------------------
                                   Richard J. Orwig
                                   Vice President
                                   Chief Financial and
                                   Administrative Officer