Form 10-Q
period 1998-03-31
KENNAMETAL INC
filed 1998-05-18
CIK 55242

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON MAY 18, 1998 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                       Commission file number 1-5318

                             KENNAMETAL INC.
          (Exact name of registrant as specified in its charter)


          PENNSYLVANIA                                25-0900168
   State or other jurisdiction                    (I.R.S. Employer
        of incorporation)                        Identification No.)



                          WORLD HEADQUARTERS
                          1600 TECHNOLOGY WAY
                              P.O. BOX 231
                   LATROBE, PENNSYLVANIA  15650-0231
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


       TITLE OF EACH CLASS                 OUTSTANDING AT APRIL 30, 1998
---------------------------------------    -----------------------------
Capital Stock, par value $1.25 per share            29,819,173

                                 KENNAMETAL INC.
                                    FORM 10-Q
                         FOR QUARTER ENDED MARCH 31, 1998



                              TABLE OF CONTENTS

Item No.
--------
                       PART I.  FINANCIAL INFORMATION

1.  Financial Statements:

    Condensed Consolidated Balance Sheets (Unaudited)
    March 31, 1998 and June 30, 1997

    Condensed Consolidated Statements of Income (Unaudited)
    Three and nine months ended March 31, 1998 and 1997

    Condensed Consolidated Statements of Cash Flows (Unaudited)
    Nine months ended March 31, 1998 and 1997

    Notes to Condensed Consolidated Financial Statements
    (Unaudited)

2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                       PART II.  OTHER INFORMATION

5.  Other Information

6.  Exhibits and Reports on Form 8-K

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------

(in thousands)                                          March 31,     June 30,
                                                          1998          1997
                                                       ----------     --------
ASSETS
Current Assets:
  Cash and equivalents                                 $   18,831     $ 21,869
  Accounts receivable, less allowance for
    doubtful accounts of $13,653 and $7,325               341,655      200,515
  Inventories                                             411,092      210,111
  Other current assets                                     33,904       25,384
                                                       ----------     --------
  Total current assets                                    805,482      457,879
                                                       ----------     --------
Property, Plant and Equipment:
  Land and buildings                                      220,337      156,292
  Machinery and equipment                                 659,170      473,850
  Less accumulated depreciation                          (370,926)    (329,756)
                                                       ----------     --------
  Net property, plant and equipment                       508,581      300,386
                                                       ----------     --------
Other Assets:
  Investments in affiliated companies                      11,080       11,736
  Intangible assets, less accumulated
    amortization of $33,294 and $23,960                   742,533       49,915
  Deferred income taxes                                    33,191       34,307
  Other                                                    21,520       15,086
                                                       ----------     --------
  Total other assets                                      808,324      111,044
                                                       ----------     --------
  Total assets                                         $2,122,387     $869,309
                                                       ==========     ========
LIABILITIES
Current Liabilities:
  Current maturities of term debt and capital leases   $    4,981     $ 13,853
  Notes payable to banks                                   29,112      120,166
  Accounts payable                                         92,559       60,322
  Accrued payroll                                          24,018        3,294
  Accrued vacation pay                                     22,796       18,176
  Other                                                   113,855       66,191
                                                       ----------     --------
  Total current liabilities                               287,321      282,002
                                                       ----------     --------
Term Debt and Capital Leases, Less Current Maturities     960,629       40,445
Deferred Income Taxes                                      34,670       21,055
Other Liabilities                                          73,884       57,060
                                                       ----------     --------
  Total liabilities                                     1,356,504      400,562
                                                       ----------     --------
Minority Interest in Consolidated Subsidiaries             46,638        9,139
                                                       ----------     --------
SHAREHOLDERS' EQUITY
Shareholders' Equity:
  Preferred stock, 5,000 shares authorized; none issued         -            -
  Capital stock, $1.25 par value; 70,000 shares
    authorized; 32,820 and 29,370 shares issued            41,025       36,712
  Additional paid-in capital                              319,728       91,049
  Retained earnings                                       440,545      406,083
  Treasury shares, at cost; 3,013 and 3,263 shares held   (59,409)     (62,400)
  Cumulative translation adjustments                      (22,644)     (11,836)
                                                       ----------     --------
  Total shareholders' equity                              719,245      459,608
                                                       ----------     --------
  Total liabilities and shareholders' equity           $2,122,387     $869,309
                                                       ==========     ========

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------

(in thousands, except per share data)

                                      Three Months Ended     Nine Months Ended
                                            March 31,             March 31,

                                      ------------------   ---------------------
                                       1998       1997        1998        1997
                                     --------   --------   ----------   --------
OPERATIONS:
Net sales                            $496,585   $295,365   $1,177,425   $844,003
  Cost of goods sold                  296,316    168,799      694,431    489,381
                                     --------   --------   ----------   --------
Gross profit                          200,269    126,566      482,994    354,622
  Research and development expenses     4,781      6,154       14,964     17,587
  Selling, marketing and distribution
    expenses                           93,565     67,150      241,192    194,940
  General and administrative expenses  31,513     17,351       80,049     51,356
  Amortization of intangibles           5,822        735        9,587      2,029
                                     --------   --------   ----------   --------
Operating Income                       64,588     35,176      137,202     88,710
  Interest expense                     20,720      2,744       40,593      8,159
  Other income (expense)               (4,788)        11       (5,449)     1,246
                                     --------   --------   ----------   --------
Income before income taxes
  and minority interest                39,080     32,443       91,160     81,797
Provision for income taxes             16,600     12,200       38,700     31,400
Minority interest                       1,739        315        4,597        699
                                     --------   --------   ----------   --------
Net income                           $ 20,741   $ 19,928   $   47,863   $ 49,698
                                     ========   ========   ==========   ========
PER SHARE DATA:
Basic earnings per share             $   0.77   $   0.75   $     1.80   $   1.86
                                     ========   ========   ==========   ========
Diluted earnings per share           $   0.76   $   0.74   $     1.78   $   1.85
                                     ========   ========   ==========   ========
Dividends per share                  $   0.17   $   0.17   $     0.51   $   0.49
                                     ========   ========   ==========   ========
Weighted average shares outstanding    27,011     26,691       26,528     26,719
                                     ========   ========   ==========   ========
Diluted average shares outstanding     27,320     26,978       26,895     26,925
                                     ========   ========   ==========   ========

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

(in thousands)

                                                          Nine Months Ended
                                                               March 31,
                                                       ------------------------
                                                         1998            1997
                                                       --------         -------
OPERATING ACTIVITIES:
Net income                                             $ 47,863         $49,698
Adjustments for noncash items:
  Depreciation and amortization                          46,224          31,117
  Other                                                   6,394           6,911
Changes in certain assets and liabilities, net of
  effects of acquisitions:
  Accounts receivable                                   (34,729)           (653)
  Inventories                                           (14,769)          1,405
  Accounts payable and accrued liabilities               13,116          (2,658)
  Other                                                  (1,555)        (16,669)
                                                       --------         -------
Net cash flow from operating activities                  62,544          69,151
                                                       --------         -------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment              (61,156)        (57,024)
Disposals of property, plant and equipment                1,739             348
Acquisitions, net of cash                              (741,575)        (17,665)
Other                                                    (3,421)          4,637
                                                       --------         -------
Net cash flow used for investing activities            (804,413)        (69,704)
                                                       --------         -------
FINANCING ACTIVITIES:
Increase (decrease) in short-term debt                  (89,343)         21,390
Increase in term debt                                   778,540             943
Reduction in term debt                                 (200,804)         (8,427)
Purchase of treasury stock                                    -          (2,631)
Net proceeds from issuance and sale of common stock     171,450               -
Net proceeds from issuance and sale of subsidiary stock  90,430               -
Dividend reinvestment and employee stock plans            9,936           4,762
Cash dividends paid to shareholders                     (13,401)        (13,109)
Other                                                    (6,089)              -
                                                       --------         -------
Net cash flow from financing activities                 740,719           2,928
                                                       --------         -------
Effect of exchange rate changes on cash                  (1,888)           (767)
                                                       --------         -------
CASH AND EQUIVALENTS:
Net increase (decrease) in cash and equivalents          (3,038)          1,608
Cash and equivalents, beginning                          21,869          17,090
                                                       --------         -------
Cash and equivalents, ending                           $ 18,831         $18,698
                                                       ========         =======
SUPPLEMENTAL DISCLOSURES:
Interest paid                                          $ 44,137         $ 6,421
Income taxes paid                                        19,957          35,445
Purchase of treasury stock included in
  current liabilities                                         -          14,788

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------------------

1. The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's 1997 Annual Report. The condensed consolidated balance sheet as of June 30, 1997 has been derived from the audited balance sheet included in the Company's 1997 Annual Report. These interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the three months and nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  Inventories are stated at lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method for a
significant portion of domestic inventories and the first-in, first-out (FIFO) method or average cost for other
inventories.  The Company used the LIFO method of valuing its inventories for approximately 51 percent of total inventories at March 31, 1998.  Because inventory valuations under the
LIFO method are based on an annual determination of
quantities and costs as of June 30 of each year, the interim
LIFO valuations are based on management's projections of
expected year-end inventory levels and costs.  Therefore, the interim financial results are subject to any final year-end
LIFO inventory adjustments.
3. The major classes of inventory as of the balance sheet dates were as follows (in thousands):
                                                 March 31,        June 30,
                                                   1998             1997
                                                 --------         --------

    Finished goods                               $270,230         $183,961
    Work in process and powder blends             123,885           50,351
    Raw materials and supplies                     58,238           16,494
                                                 --------         --------
    Inventory at current cost                     452,353          250,806
    Less LIFO valuation                           (41,261)         (40,695)
                                                 --------         --------
    Total inventories                            $411,092         $210,111
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

5. On July 2, 1997, an initial public offering (IPO) of approximately 4.9 million shares of common stock at a price of $20.00 per share of JLK Direct Distribution Inc. (JLK), a subsidiary of the Company, was consummated. JLK operates the industrial supply operations consisting of the Company's wholly owned J&L Industrial Supply (J&L) subsidiary and its Full Service Supply programs. The net proceeds from the offering were approximately $90 million and represented approximately 20 percent of JLK's common stock. The transaction has been accounted for as a capital transaction in the Company's consolidated financial statements. The net proceeds were used by JLK to repay $20 million of indebtedness related to a dividend to the Company and $20 million related to intercompany obligations to the Company. The Company used these proceeds to repay short-term debt. Additional net proceeds of $44 million have been used to make acquisitions (see Note 6). The remaining net proceeds are loaned to the Company under an intercompany debt/investment and cash management agreement at a fluctuating rate of interest equal to the Company's short-term borrowing cost. The Company will maintain unused lines of credit to enable it to repay any portion of the borrowed funds as the amounts are due on demand by JLK.

    The Company today owns approximately 80 percent of the outstanding common stock of JLK and intends to retain a majority of both the economic and voting interests of JLK.

6.  During the quarter ended March 31, 1998, JLK acquired
Production Tools Sales, Inc. (PTS), Dalworth Tool & Supply
Inc.(Dalworth Tool) and ATS Industrial Supply (ATS). All three companies are engaged in the distribution of metalcutting tools and supplies and the companies had combined annual sales of approximately $49 million.

    The acquisitions were accounted for using the purchase method of accounting. The consolidated financial statements include the operating results from the respective dates of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant.

    Additionally, on May 1, 1998, JLK acquired Strong Tool Co. (Strong), a distributor of metalcutting tools, industrial supplies and maintenance, repair and operating supplies headquartered in Cleveland, Ohio. Strong reported sales of $64 million for the year ended December 31, 1997, and has a major presence in the Midwest, primarily in Ohio and Indiana.

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

    Pro forma results of operations for the acquisition of Greenfield, but excluding the effects of all other acquisitions, are based on the historical financial statements of the Company and Greenfield adjusted to give effect to the acquisition of Greenfield. The pro forma results of operations for the three and nine months ended March 31, 1998 and 1997 assume that the acquisition of Greenfield occurred as of the first day of the Company's 1997 fiscal year (July 1, 1996).

    The pro forma financial information reflects the purchase method of accounting for the acquisition of Greenfield and, accordingly, is based on estimated purchase accounting adjustments that are subject to further revision upon completion of appraisals or other studies of the fair value of Greenfield's assets and liabilities.

    The preliminary allocation of the estimated purchase price to assets acquired and liabilities assumed is as follows:

    Working capital, other than cash                 $ 190,615
    Property, plant and equipment                      171,514
    Other assets                                         1,685
    Other liabilities                                 ( 28,366)
    Long-term debt                                    (325,502)
    Goodwill                                           645,850
                                                     ---------
        Net purchase price                           $ 655,796
                                                     =========

    The pro forma financial information does not purport to present what the Company's results of operations would actually have been if the acquisition of Greenfield had occurred on the assumed date, as specified above, or to project the Company's financial condition or results of operations for any future period.

                                    Three months ended       Nine months ended
                                         March 31,                March 31,
                                    ------------------      --------------------
     (in thousands)                  1998        1997         1998        1997
                                    ------     -------      --------    --------
     Net sales                      $496.6     $425.7       $1,412.2    $1,221.7
     Net income                     $ 20.7     $ 14.4       $   40.3    $   32.0
     Basic earnings per share       $ 0.77     $ 0.54       $   1.52    $   1.20
     Diluted earnings per share     $ 0.76     $ 0.53       $   1.50    $   1.19

7. In connection with the acquisition of Greenfield, the Company, on November 17, 1997, entered into a $1.4 billion Credit Agreement (New Bank Credit Facility) with BankBoston, N.A., Deutsche Bank AG, New York Branch and/or Cayman Islands Branch, Mellon Bank N.A. and PNC Bank, National Association. At March 31, 1998, the Company had outstanding borrowings of $327.5 million under a term loan and approximately
$583.3 million in revolving credit loans under the New Bank Credit Facility. Interest payable under the term loan and revolving credit loans are currently based on LIBOR plus 1.375%. The proceeds from the loans were principally used to pay for the shares of common stock of Greenfield purchased in the Tender Offer and the Merger, to pay transaction costs, to refinance certain indebtedness of Greenfield, and to refinance certain indebtedness of the Company.

    Subject to certain conditions, the New Bank Credit Facility permits revolving credit loans of up to $900 million for working capital requirements, capital expenditures, and general corporate purposes. The New Bank Credit Facility was initially secured by all of the stock of certain of Kennametal's significant domestic subsidiaries, by guarantees of certain such subsidiaries and by 65% of the stock of Kennametal's significant foreign subsidiaries. On
December 24, 1997, the stock held as security was released.
The New Bank Credit Facility contains various restrictive and affirmative covenants requiring the maintenance of certain financial ratios. The term loans under the New Bank Credit Facility are subject to mandatory amortization commencing on November 30, 1998, and all loans mature on August 31, 2002.

8. On March 20, 1998, the Company sold 3.45 million shares of common stock resulting in net proceeds of $171.5 million. The proceeds were used to reduce a portion of the Company's long-term debt incurred in connection with the acquisition of Greenfield (See Note 7).

9. On January 23, 1998, the Company postponed its proposed offerings of approximately $450 million of equity and equity-related securities and $450 million of senior debt securities due to a decline in its stock price. The proceeds of such offerings would have been used to make prepayments of outstanding borrowings under the New Bank Credit Facility.

    In anticipation of the proposed senior debt securities offering, the Company also entered into three one-month interest rate hedges on an aggregate notional value of $225 million under a treasury lock arrangement in order to reduce its exposure to fluctuations in interest rates. The interest rate hedges met the criteria required to use hedge accounting.

    As a result of the postponement of the planned offerings, the Company terminated the interest rate hedges. This was due in part to the uncertainty of when the Company would re-enter the market in the future. As a result, the Company recognized a loss of approximately $3.5 million in the quarter ending March 31, 1998, to terminate the interest rate hedges. The termination of the interest rate hedges has eliminated any further earnings impact from these hedges due to changes in interest rates. Additionally, the Company wrote-off deferred financing costs of $1.1 million related to the postponed offerings.

10. Basic earnings per share for fiscal 1998 was computed using the weighted average number of shares outstanding during the period, while diluted earnings per share was calculated to reflect the potential dilution that occurs related to issuance of common stock under stock option grants. The difference between basic and diluted earnings per share relates solely to the effect of common stock options.

    For purposes of determining the number of dilutive shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased from the dilutive effect of unexercised stock options, by 309,000 and 287,000 shares for the three months ended March 31, 1998 and 1997 and by 367,000 and 206,000 shares for the nine months ended March 31, 1998 and 1997, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND	RESULTS OF OPERATIONS
----------------------------------------------------------------
                           RESULTS OF OPERATIONS

SALES AND EARNINGS
------------------
During the quarter ended March 31, 1998, consolidated sales were $497 million, up 68 percent from $295 million in the same quarter last year. Excluding acquisitions and unfavorable foreign currency translation effects, sales increased 8 percent during the quarter. The 8 percent increase in sales was primarily attributable to continued higher sales of metalworking products in North America and Europe and from higher sales of industrial supplies sold through Kennametal's JLK Direct Distribution Inc.
(JLK) subsidiary.

Net income for the third quarter ended March 31, 1998, was $20.7 million, or $0.76 per share on a diluted basis, as compared with net income of $19.9 million, or $0.74 per share on a diluted basis in the same quarter last year. The results were reduced by approximately $5.4 million, or $0.20 per share, including one-time costs of $0.10 per share as a result of the Greenfield acquisition. Excluding the effects of the Greenfield acquisition, earnings per share would have been $0.96 per share.

During the nine-month period ended March 31, 1998, consolidated sales were $1.2 billion, up 40 percent from $844 million last year. Net income was $47.9 million, or $1.78 per share on a diluted basis, compared to $49.7 million, or $1.85 per share on a diluted basis last year.

The following table presents the Company's sales and geographic area information (in thousands):

                            Three Months Ended             Nine Months Ended
                                 March 31,                      March 31,
                        ---------------------------  -----------------------------
                          1998     1997   % Change      1998      1997    %
Change
                        --------  -------- --------  ----------  -------- --------
Metalworking:
  North America         $107,546  $ 95,992   12%    $  304,041  $277,835     9%
  Europe                  80,029    65,116   23        216,735   187,525    16
  Asia Pacific             7,180     9,721  (26)        27,133    30,480   (11)
Industrial Supply        113,013    86,693   30        309,487   234,061    32
Mining and Construction   37,683    37,843    -        120,287   114,102     5
Greenfield Industries    151,134         -    -        199,742         -     -
                        --------  --------   ---    ----------  --------    ---
  Net sales             $496,585  $295,365   68%    $1,177,425  $844,003    40%
                        ========  ========   ===    ==========  ========    ===

By Geographic Area:
Within the
  United States         $335,434  $192,173   75%    $  784,015  $545,843    44%
International            161,151   103,192   56        393,410   298,160    32
                        --------  --------   ---    ----------  --------    ---
  Net sales             $496,585  $295,365   68%    $1,177,425  $844,003    40%
                        ========  ========   ===    ==========  ========    ===

METALWORKING MARKETS
--------------------
Sales of traditional metalcutting products sold through all sales channels in North America, including sales through the Industrial Supply market, increased 14 percent during the quarter. This increase was the fourth consecutive quarter of double-digit sales and reflects deeper and broader market and customer penetration as a result of Kennametal's channel strategy. This increase in sales was broad based across most industries. Sales, as reflected in the North America Metalworking market, increased
12 percent during the quarter.

Sales in the Europe Metalworking market on a local currency basis increased 31 percent over the same quarter a year ago. Demand for metalworking products continued to show strong gains in nearly all industries in the European market with particular strength coming from the automotive and machine tool builder industries. Sales also benefited from recent acquisitions. Excluding acquisitions and taking into account unfavorable currency translation effects, sales in the Europe Metalworking market increased 7 percent. Unfavorable currency translation effects were 8 percent during the quarter.

The Asia Pacific Metalworking market, representing only 1 percent of total sales, decreased 8 percent on a local currency basis during the quarter. The results were affected by weak economic conditions across most Asia Pacific countries. Including unfavorable foreign currency translation effects, sales in this market decreased 26 percent.

For the nine-month period, sales in the North America Metalworking market increased 9 percent, sales in the Europe Metalworking market increased 16 percent, and sales in the Asia Pacific Metalworking market decreased 11 percent. Sales in the Metalworking markets for the nine-month period benefited from the same factors mentioned above.

INDUSTRIAL SUPPLY MARKET
------------------------
Sales in the Industrial Supply market rose 30 percent. Sales increased primarily because of acquisitions, an expanded product offering and from further penetration of existing customers despite a significant reduction in sales due to the General Electric Full Service Supply contract disengagement. Excluding acquisitions, sales increased approximately 3 percent. Additionally, during the quarter, JLK acquired three metalworking distribution companies and on May 1, 1998, acquired another metalworking distributor. The four companies had combined annual sales of approximately $113 million. JLK also opened two new locations during the quarter, one in the United States and one in Germany.

For the nine-month period, sales in the Industrial Supply market increased 32 percent and benefited from the same factors mentioned above.

MINING AND CONSTRUCTION MARKET
------------------------------
Sales in the Mining and Construction market were flat from a year ago. Sales of mining tools were affected by lower underground coal production as a result of the unusually warm winter. Demand for highway construction tools also was affected by wet weather conditions.

For the nine-month period, sales of mining and construction tools increased 5 percent and were affected by the factors mentioned above.

GREENFIELD INDUSTRIES
---------------------
Sales of Greenfield Industries, Inc. for the quarter ended
March 31, 1998 increased 9 percent from the same period of a year ago. Overall, sales increased as a result of strong economic conditions in the United states.

GROSS PROFIT MARGIN
-------------------
As a percentage of sales, gross profit margin for the March 1998 quarter was 40.3 percent as compared with 42.9 percent in the prior year. Excluding the effects of the Greenfield acquisition, the gross profit margin would have been 44.7 percent. The gross profit margin improved significantly as a result of productivity improvements and cost reductions related to the Focused Factory initiative, from higher production levels and from a more favorable sales mix. This increase was partially offset by unfavorable foreign currency translation effects.

For the nine-month period, the gross profit margin was
41.0 percent, compared with 42.0 percent last year. The gross profit margin declined slightly as a result of the acquisition of Greenfield and a less favorable sales mix. This decline was partially offset by productivity improvements related to the Focused Factory initiative and improved manufacturing efficiencies due to higher production volumes.

OPERATING EXPENSES
------------------
For the quarter ended March 31, 1998, operating expenses as a percentage of sales were 26.2 percent compared to 30.7 percent last year. Excluding the effects of the Greenfield acquisition, operating expenses would have been 29.9 percent. Operating expenses were again controlled despite higher costs related to acquisitions, higher sales volumes and from the JLK showroom expansion program. Benefits also are being realized as a result of efficiencies from the world headquarters project. Additionally, amortization of intangibles increased approximately $5.1 million related primarily to the Greenfield acquisition.

For the nine-month period, operating expenses as a percentage of sales were 28.6 percent compared to 31.3 percent last year. Operating expenses, on an absolute dollars basis, increased primarily because of the acquisition of Greenfield, higher costs to support the JLK expansion program and higher costs associated with other acquisitions.

INTEREST EXPENSE
----------------
Interest expense for the March 1998 quarter increased
$18.0 million as a result of increased borrowings, including
$0.3 million for the amortization of bank financing fees related to the acquisition of Greenfield. Additionally, on March 20, 1998, Kennametal sold 3.45 million shares of common stock and received net proceeds of approximately $171.5 million. The net proceeds were used to repay debt related to the acquisition of Greenfield. This transaction had a minimal impact on interest expense during the quarter.

For the nine-month period, interest expense was $40.6 million compared to $8.2 million last year. The increase in interest expense was primarily related to the acquisition of Greenfield.

OTHER INCOME(EXPENSE)
---------------------
Other income (expense)increased $4.8 million during the quarter as a result of the write-off of deferred financing costs related to the postponed January 998 debt and equity offerings. These costs, which totaled $4.6 million, included the termination of a treasury lock hedge that amounted to $3.5 million and the write-off of other related offering expenses of $1.1 million.

For the nine-month period, other income (expense) was $(5.4) million compared to $1.2 million last year and was affected by the factors mentioned above.

INCOME TAXES
------------
The effective tax rate for the March 1998 quarter was
42.5 percent compared to an effective tax rate of 37.6 percent in the prior year. The increase in the effective tax rate is directly attributable to higher nondeductible goodwill related to the Greenfield acquisition.

For the nine-month period, the effective tax rate was
42.5 percent compared to 38.4 percent in the prior year. The increase in the effective tax rate is attributable to higher nondeductible goodwill related to the acquisition of Greenfield.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's cash flow from operations is the primary source of financing for capital expenditures and internal growth. During the nine months ended March 31, 1998, the Company generated approximately $63 million in cash from operations. The increase in cash provided by operations resulted from higher noncash items, such as depreciation and amortization, offset in part by higher incremental working capital requirements.

Net cash used in investing activities was $804 million. The increase in net cash used in investing activities primarily resulted from the acquisition of Greenfield Industries.
Additionally, increased investments were made in the Shanghai, China manufacturing subsidiary.

Net cash flow from financing activities was $741 million. The increase in net cash from financing activities was a result of the sale of 3.45 million shares of common stock resulting in net proceeds of $171.5 million that were used to repay debt and from increased borrowings under the New Bank Credit Facility to finance the acquisition of Greenfield. Net cash flow from financing activities also increased because of proceeds received from the issuance of common stock of the Company's JLK subsidiary.

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

In connection with the acquisition of Greenfield, the Company, on November 17, 1997, entered into a $1.4 billion New Bank Credit Facility with BankBoston, N.A., Deutsche Bank AG, New York Branch and/or Cayman Islands Branch, Mellon Bank N.A. and PNC Bank, National Association. At March 31, 1998, the Company had outstanding borrowings of $327.5 million under a term loan and approximately $583.3 million in revolving credit loans under the New Bank Credit Facility. The proceeds from the loans were principally used to pay for the shares of common stock of Greenfield purchased in the Tender Offer and the Merger, to pay transaction costs, to refinance certain indebtedness of Greenfield, and to refinance certain indebtedness of the Company (See Note 8 of the condensed consolidated financial statements).

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

On January 23, 1998, the Company postponed its proposed offerings of approximately $450 million of equity and equity-related securities and $450 million of senior debt securities due to a decline in its stock price. The proceeds of such offerings would have been used to make prepayments of outstanding borrowings under the New Bank Credit Facility.

In anticipation of the proposed senior debt securities offering, the Company also entered into three one-month interest rate hedges on an aggregate notional value of $225 million under a treasury lock arrangement in order to reduce its exposure to fluctuations in interest rates. The interest rate hedges met the criteria required to use hedge accounting.

As a result of the postponement of the planned offerings, the Company terminated the interest rate hedges. This was due in part to the uncertainty of when the Company would re-enter the market in the future. As a result, the Company recognized a loss of approximately $3.5 million in the quarter ending March 31, 1998, to terminate the interest rate hedges. The termination of the interest rate hedges has eliminated any further earnings impact from these hedges due to changes in interest rates.

Total assets were $2.1 billion at March 31, 1998, up from $869 million at June 30, 1997. Net working capital was $518 million, up from $176 million at June 30, 1997, and the ratio of current assets to current liabilities was 2.8 as of March 31, 1998 and 1.6 as of June 30, 1997. Also, the debt-to-capital ratio (i.e., total debt divided by the sum of total debt, minority interest, and shareholders' equity) was 56.5 percent as of March 31, 1998, and 27.5 percent as of June 30, 1997.

YEAR 2000
---------
The Company is actively addressing the many areas affected by the Year 2000 issues. The Company initiated a program beginning in fiscal 1996 to prepare its computer systems and applications for the Year 2000. A review has been performed of all key business, operational and financial systems; and some of the Company's computer software applications have already been replaced with Year 2000 compliant software. For those software applications that have not been addressed, the Company has developed a plan to correct or mitigate potential issues.

The Company will continue to utilize both internal staff and outside consultants to complete the necessary modifications and anticipates that the associated costs to address these issues will not have a material impact on the Company's results of operations, financial position or cash flows. Implementation is expected to be completed in fiscal 1999.

OUTLOOK
-------
In looking to the fourth quarter ending June 30, 1998, management expects Kennametal's consolidated sales to increase over the fourth quarter of a year ago.

Sales in the North America Metalworking market and at Greenfield should benefit from continuing strong market conditions in the United States. Sales in the Europe Metalworking market also are expected to benefit from steadily improving market conditions throughout Europe, especially in Germany. Sales in the Asia Pacific Metalworking market are expected to remain weak.

Sales in the Industrial Supply market should benefit from acquisitions, the expansion of locations, increased mail order sales as a result of the expanded product offering in the new J&L Industrial Supply master catalog, offset in part by the disengagement of the General Electric Full Service Supply contract. Sales in the Mining and Construction market should increase from additional domestic demand for highway construction tools.

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

                      PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
-----------------------------------------------------------------
On April 8, 1998, the Board of Directors elected Timothy S. Lucas to the Board. Mr. Lucas is chairman, president and chief executive officer of MacroSonix Corporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------------------------------
    (a)  	Exhibits

         (27)    Financial Data Schedule for nine months ended
                 March 31, 1998, submitted to the Securities and Exchange
                 Commission in electronic format.       Filed herewith.

    (b)	  Reports on Form 8-K

         A report on Form 8-K dated January 20, 1998, was filed during the quarter ended March 31, 1998, and related to the Company's acquisition of Greenfield Industries, Inc.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 KENNAMETAL INC.

Date: May 15, 1998          By:  /s/ RICHARD J. ORWIG
                                 --------------------
                                 Richard J. Orwig
                                 Vice President
                                 Chief Financial and
                                 Administrative Officer