Form 10-K405
period 1998-06-30
KENNAMETAL INC
filed 1998-09-24
CIK 55242

================================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                          Commission File Number 1-5318

                                 KENNAMETAL INC.
             (Exact name of registrant as specified in its charter)

                  PENNSYLVANIA                        25-0900168
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)            Identification No.)

                               WORLD HEADQUARTERS
                               1600 TECHNOLOGY WAY
                                  P. O. BOX 231
                        LATROBE, PENNSYLVANIA 15650-0231
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 724-539-5000

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                          Name of each exchange on which registered
-------------------                          -----------------------------------------
Capital Stock, par value $1.25 per share     New York Stock Exchange
Preferred Stock Purchase Rights              New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of August 31, 1998, the aggregate market value of the registrant's Capital Stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $622,900,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant's Capital Stock have been deemed affiliates.

As of August 31, 1998, there were 29,872,372 shares of Capital Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1998 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.

Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Parts III and IV.

================================================================================

                                TABLE OF CONTENTS



Item No.                                                                                                  Page
--------                                                                                                  ----

                                                      PART I

    1.     Business......................................................................................    1
    2.     Properties....................................................................................    8
    3.     Legal Proceedings.............................................................................    9
    4.     Submission of Matters to a Vote of Security Holders...........................................    9
           Officers of the Registrant....................................................................   10


                                                      PART II

    5.     Market for the Registrant's Capital Stock and Related Stockholder
           Matters.......................................................................................   13
    6.     Selected Financial Data.......................................................................   13
    7.     Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................................................   13
   7A.     Qualitative and Quantitative Disclosures About Market Risk....................................   13
    8.     Financial Statements and Supplementary Data...................................................   13
    9.     Changes in and Disagreements on Accounting and Financial Disclosure...........................   13


                                                     PART III

   10.     Directors and Executive Officers of the Registrant............................................   14
   11.     Executive Compensation........................................................................   14
   12.     Security Ownership of Certain Beneficial Owners and Management................................   14
   13.     Certain Relationships and Related Transactions................................................   14


                                                      PART IV

   14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................   15

                                     PART I


ITEM 1.  BUSINESS

Overview
--------

Kennametal Inc. was incorporated in Pennsylvania in 1943. Kennametal Inc. and subsidiaries ("Kennametal" or the "company") manufacture, purchase and distribute a broad range of tools, tooling systems, supplies and services for the metalworking, mining and highway construction industries. Kennametal specializes in developing and manufacturing metalcutting tools and wear-resistant parts using a specialized type of powder metallurgy. Kennametal's metalcutting tools are made of cemented carbides, ceramics, cermets, high-speed steel and other hard materials. The company manufactures a complete line of toolholders, toolholding systems and rotary cutting tools by machining and fabricating steel bars and other metal alloys. The company also distributes a broad range of industrial supplies used in the metalworking industry. Kennametal's mining and construction cutting tools are tipped with cemented carbide and are used for underground coal mining and highway construction, repair and maintenance.

During fiscal 1998, the company expanded its metalworking focus by acquiring Greenfield Industries, Inc. ("Greenfield"), a leading worldwide manufacturer of consumable cutting tools and related products used in a variety of industrial, electronics, energy and construction, engineered and consumer markets. Greenfield manufactures a complete line of high-speed steel and tungsten carbide products, including industrial drill bits, taps and dies and fixed limit gages, energy and construction products used in oil and gas drilling, mining and highway resurfacing, carbide drills, endmills and routers used to make printed circuit boards for the electronics industry, and "made-to-order" tungsten carbide parts for demanding wear applications such as plastics processing, tool and die manufacturing and petroleum flow control. The company also manufactures cutting tools, drill bits, saw blades and other tools for builders, contractors, mechanics and "do-it-yourselfers."

The matters discussed in this Form 10-K contain "forward-looking statements" as defined by Section 21E of the Securities Exchange Act of 1934. Actual results can differ from those in the forward-looking statements to the extent that the economic conditions in the United States, Europe and, to a lesser extent, Asia Pacific, and the effect of third party or company failures to achieve timely remediation of year 2000 issues, change from the company's expectations. The company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances occurring after the date hereof.

Business Segment and Markets
----------------------------

The company operates predominantly as a tooling supplier specializing in powder metallurgy, which represents a single business segment. The company expended its metalworking focus with the acquisition of Greenfield in November 1997. While many of the company's products are similar in composition, sales are classified into three markets: metalworking, industrial supply, and mining and construction. The company's sales by market are presented on page 29 of the 1998 Annual Report to Shareholders, and such information is incorporated herein by reference. Additional information about the company's operations by geographic area is presented on page 49 of the 1998 Annual Report to Shareholders, and such information is incorporated herein by reference.

Metalworking Markets
--------------------

Kennametal markets, manufactures and distributes a full line of products and services for the metalworking industry. The company provides metalcutting tools to manufacturing companies in a wide range of industries throughout the world. Metalcutting operations include turning, boring, threading, grooving, milling and drilling.

A Kennametal tooling system consists of a steel toolholder and an indexable cutting tool such as an insert or a drill made from cemented carbides, ceramics, cermets, high-speed steel and other hard materials. During a metalworking operation, the toolholder is positioned in a machine tool that provides the turning power. While the workpiece or toolholder is rapidly rotating, the cutting tool insert or drill contacts the workpiece and cuts or shapes the workpiece. The cutting tool insert or drill is consumed during use and must be replaced periodically.

The company markets metalcutting tools to manufacturing companies in a wide range of industries throughout the world and believes it is the largest North American and the second largest global provider of consumable metalcutting tools and supplies. The company also manufactures cutting tools, drill bits, saw blades and other tools for the consumer market which are marketed under private label and other proprietary brands.

The company is also a leading manufacturer of carbide products used in engineered product applications. The company also makes industrial wear-resistant parts for use in abrasive environments and specialty applications such as plastics processing, tool and die manufacturing and petroleum flow control.

Industrial Supply Market
------------------------

Through its subsidiary, JLK Direct Distribution Inc. ("JLK"), Kennametal distributes a broad range of metalworking consumables and related products to customers in the United States, offering a full line of cutting tools, carbide and other tool inserts, abrasives, drills, machine tool accessories, hand tools and other industrial supplies. JLK also conducts its direct-marketing program for small and medium-sized customers in the United Kingdom and Germany. The majority of industrial supplies distributed by JLK are purchased from other manufacturers, although the industrial supply product offering does include Kennametal-manufactured items. To meet the varying supply needs of small-, medium- and large-sized customers, JLK offers: (i) a direct-marketing program, whereby JLK supplies predominately small and medium-sized customers through mail-order catalog, showroom sales, and a direct field sales force, and (ii) integrated industrial supply programs or Full Service Supply programs, by which large industrial manufacturers engage JLK to carry out all aspects of complex metalworking supply processes, including needs assessment, cost analysis, procurement planning, supplier selection, "just-in-time" restocking of supplies and ongoing technical support.

Mining and Construction Market
------------------------------

Mining and highway construction cutting tools are fabricated from steel parts and tipped with cemented carbide. Mining tools, used primarily in the coal industry, include longwall shearer and continuous miner drums, blocks, bits, pinning rods, augers and a wide range of mining tool accessories. The company also supplies compacts for mining, quarrying, water well drilling and oil and gas exploration. The company believes that it is the largest independent supplier of oil field compacts in the world. Compacts are the cutting edges of oil well drilling bits, which are commonly referred to as "rock bits". Highway construction cutting tools include carbide-tipped bits for ditching, trenching and road planing, grader blades for site preparation and routine roadbed control, and snowplow blades and shoes for winter road plowing.

The company also makes proprietary metallurgical powders for use as a basic material in many of its metalworking, mining and highway construction products. In addition, the company produces a variety of metallurgical powders and related materials for specialized markets. These products include intermediate carbide powders, hardfacing materials and matrix powders that are sold to manufacturers of cemented carbide products, oil and gas drilling equipment and diamond drill bits.

International Operations
------------------------

The company's principal international operations are conducted in Western Europe, Canada, South Africa and Mexico. In addition, the company has joint ventures in China, India, Poland and Russia, manufacturing and sales subsidiaries in Israel and in the Asia Pacific region and sales agents and distributors in Eastern Europe and other areas of the world.

The company's international operations are subject to the usual risks of doing business in those countries, including currency fluctuations and changes in social, political and economic environments. In management's opinion, the company's business is not materially dependent upon any one international location involving significant risk.

The company's international sales are presented on page 29 of the 1998 Annual Report to Shareholders, and such information is incorporated herein by reference. Information pertaining to the effects of foreign currency fluctuations is contained under the caption "Foreign Currency Translation" in the notes to the consolidated financial statements on page 40 of the 1998 Annual Report to Shareholders, and such information is incorporated herein by reference.

Marketing and Distribution
--------------------------

The company's products are sold primarily through the following distinct sales channels: a direct sales force, JLK's Full Service Supply programs, retail showrooms and mail-order catalogs, and a network of independent distributors and sales agents in the United States and certain international markets. The company's manufactured products are sold to end users through a direct sales force and a network of independent distributors. Service engineers and technicians directly assist customers with product design, selection and application. In addition, Kennametal-manufactured products, together with a broad range of purchased products, are sold through JLK's Full Service Supply programs, retail showrooms and mail-order catalogs.

The company's products are marketed under various trademarks and tradenames, such as Kennametal*, Hertel*, the letter K combined with other identifying letters and/or numbers*, Block Style K*, Kendex*, Kenloc*, Top Notch*, Erickson*, Kyon*, KM*, Drill-Fix*, Fix-Perfect*, and Disston*. The company also sells products to customers who resell such products under the customers' names or private labels.

Raw Materials and Supplies
--------------------------

Major metallurgical raw materials consist of ore concentrates, compounds and secondary materials containing tungsten, tantalum, titanium, niobium and cobalt. Although these raw materials are in relatively adequate supply, major sources are located abroad and prices at times have been volatile. For these reasons, the company exercises great care in the selection, purchase and inventory availability of these materials. The company also purchases substantial quantities of steel bars, and forgings for making toolholders, high-speed steel and other tool parts, rotary cutting tools and accessories. Products purchased for resale are obtained from thousands of suppliers located in the United States and abroad.

Research and Development
------------------------

The company is involved in research and development of new products and processes. Research and development expenses totaled $20.4 million, $24.1 million and $20.6 million in 1998, 1997 and 1996, respectively. Additionally, certain costs associated with improving


* Trademark owned by Kennametal Inc. or Kennametal Hertel AG manufacturing processes are included in cost of goods sold. The company holds a number of patents and licenses which, in the aggregate, are not material to the operation of the business.

The company has brought a number of new products to market during the past few years. These include metalcutting inserts and drills that incorporate innovative tool geometries or compositions for improved chip control and productivity as well as new mining and highway construction tools and toolholders. Some of these new compositions include KC715M*, a general purpose steel milling grade insert, KT315* a steel turning cermet grade, KC7310* insert for turning inconel, titanium and cast iron, KC705M* for milling inconel, titanium and cast iron, KC709M* for milling ductile iron, KC721M* for milling stainless steel and aerospace materials, KC7115* for stainless steel drilling, KC7040* for carbon steel drilling, MN insert geometry for steel machining, KSEM*, BF*, SEFAS*, and TX* product lines for drilling deeper faster or combining drilling and chamfering operations, milling cutters for aeroframe machining, and an improved K3560* for mining with significantly improved thermal fatigue resistance.

Seasonality
-----------

Seasonal variations do not have a major effect on the company's business. However, to varying degrees, traditional summer vacation shutdowns of metalworking customers' plants and holiday shutdowns often affect the company's sales levels during the first and second quarters of its fiscal year.

Backlog
-------

The company's backlog of orders generally is not significant to its operations. Approximately 90 percent of all orders are filled from stock, and the balance generally is filled within short lead times.

Competition
-----------

Kennametal is one of the world's leading producers of cemented carbide tools and high-speed steel tools, and maintains a strong competitive position, especially in North America and Europe. There is active competition in the sale of all products made by the company, with approximately 30 companies engaged in the cemented carbide business in the United States and many more outside the United States. Several competitors are divisions of larger corporations. In addition, several hundred fabricators and toolmakers, many of whom operate out of relatively small shops, produce tools similar to those made by the company and buy the cemented carbide components for such tools from cemented carbide producers, including the company. Major competition exists from both U.S.-based and international-based concerns. In addition, the company competes with thousands of industrial supply distributors.

The principal elements of competition in the company's business are service, product innovation, quality, availability and price. The company believes that its competitive strength rests on its customer service capabilities, including its multiple distribution channels, its global presence, its state-of-the-art manufacturing capabilities, its ability to develop new and improved tools responsive to the needs of its customers, and the consistent high quality of its products. These factors frequently permit the company to sell such products based on the value added for the customer rather than strictly on competitive prices.

Regulation
----------

Compliance with government laws and regulations pertaining to the discharge of materials or pollutants into the environment or otherwise relating to the protection of the environment did


* Trademark owned by Kennametal Inc. or Kennametal Hertel AG not have a material effect on the company's capital expenditures, earnings or competitive position for the year covered by this report, nor is such compliance expected to have a material effect in the future.

The company has been involved in various environmental cleanup and remediation activities at several of its manufacturing facilities. In addition, the company has been named as a potentially responsible party at one Superfund site in the United States. However, it is management's opinion, based on its evaluations and discussions with outside counsel and independent consultants, that the ultimate resolution of these environmental matters will not have a material adverse effect on the results of operations, financial position or cash flows of the company.

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

Stock Issuances
---------------

On March 20, 1998, the company sold 3.45 million shares of common stock resulting in net proceeds of $171.4 million. The proceeds were used to reduce a portion of the company's long term debt incurred in connection with the acquisition of Greenfield.

On July 2, 1997, an initial public offering of approximately 4.9 million shares of common stock of JLK was consummated at a price of $20.00 per share. JLK operates the industrial supply operations consisting of the company's wholly owned J&L America, Inc. ("J&L") subsidiary and its Full Service Supply programs. The net proceeds from the offering were $90.4 million and represented approximately 20 percent of JLK's common stock. The net proceeds were used by JLK to repay $20.0 million of indebtedness related to a dividend to the company and $20.0 million related to intercompany obligations to the company incurred in 1997. The company used these proceeds to repay short term debt. JLK used the remaining net proceeds of $50.4 million from the offering during 1998 to make additional acquisitions. The company today owns approximately 83 percent of the outstanding common stock of JLK and intends to retain a majority of both the economic and voting interests of JLK.

Acquisitions
------------

In November 1997, the company completed the acquisition of Greenfield for $1.0 billion. The company acquired all of Greenfield's outstanding common stock for $38.00 per share, including the assumption of outstanding debt and convertible securities of $320.0 million. Greenfield is a manufacturer of consumable cutting tools and related products used in a variety of industrial, electronics, energy and construction, engineered and consumer markets. The acquisition of Greenfield increased the company's market share in the high-speed rotary steel product markets.

Additionally, the company also has made several other acquisitions in fiscal 1998 to expand its product offering and distribution channels. All acquisitions were accounted for using the purchase method of accounting.

The company will continue to evaluate new opportunities that allow for the expansion of existing product lines into new market areas, either directly or indirectly through joint ventures, where appropriate.

Employees
---------

The company employed approximately 14,400 persons at June 30, 1998, of which 10,200 were located in the United States and 4,200 in other parts of the world, principally Europe and Asia Pacific. Approximately 2,200 employees were represented by labor unions, of which 700 were hourly-rated employees located at six plants in the United States. The remaining 1,500 employees represented by labor unions were employed at eighteen plants located outside of the United States. The company considers its labor relations to be generally good.

Corporate Directory
-------------------

The following is a summary of the company's consolidated subsidiaries and affiliated companies as of June 30, 1998:

CONSOLIDATED SUBSIDIARIES (% OWNERSHIP)
Kennametal Australia Pty. Ltd., Australia
Kennametal Foreign Sales Corporation, Barbados
Kennametal Ltd., Canada
Presto Cutting Tools Canada Limited, Canada
Kennametal (China) Limited, China
Kennametal (Shanghai) Ltd., China
Shanxi-Kennametal Mining Cutting Systems Manufacturing
  Company Limited, China (70%)
Xuzhou-Kennametal Mining Cutting Systems Manufacturing
  Company Limited, China (70%)
Kennametal Hertel AG, Germany (96%)
Kennametal Hardpoint H.K. Ltd., Hong Kong (90%)
Kennametal Hertel Japan Ltd., Japan
Kennametal Hertel (Malaysia) Sdn. Bhd., Malaysia
Kennametal de Mexico, S.A. de C.V., Mexico
Kennametal/Becker-Warkop Ltd., Poland (84%)
Kennametal Hertel (Singapore) Pte. Ltd., Singapore
Kennametal South Africa (Proprietary) Limited, South Africa
Kennametal Hardpoint (Taiwan) Inc., Taiwan (90%)
Kennametal Hertel Co., Ltd., Thailand (75%)
Adaptive Technologies Corp., United States
Circle Machine Company, United States
Greenfield Industries, Inc., United States
JLK Direct Distribution Inc., United States (83%)

CONSOLIDATED SUBSIDIARIES OF KENNAMETAL HERTEL AG
Kennametal Hertel Belgium S.A., Belgium
Kennametal Hertel Limited, England
Kennametal Hertel France S.A., France
Materiels de Precision et de Production S.A., France
Kennametal Hertel G.m.b.H., Germany
Rubig G.m.b.H., Germany
Kennametal Hertel Nederland B.V., Netherlands
Nederlandse Hardmetaal Fabrieken B.V., Netherlands
Kennametal Hertel Korea G.m.b.H. Korea Branch, South Korea (branch)

CONSOLIDATED SUBSIDIARIES OF JLK DIRECT DISTRIBUTION INC.
J&L America, Inc., United States

CONSOLIDATED SUBSIDIARIES OF J&L AMERICA, INC.
J&L Industrial Supply UK, England (branch)
J&L Werkzeuge Und Industriebedarf G.m.b.H., Germany
Abrasive Tool Specialties Company, United States
ATS Industrial Supply Company, United States
Dalworth Tool & Supply Inc., United States
GRS Industrial Supply Co., United States
Production Tools Sales, Inc., United States
Strong Tool Co., United States

CONSOLIDATED SUBSIDIARIES OF GREENFIELD INDUSTRIES INC.
Greenfield Industries Foreign Sales Corporation, Barbados
Greenfield Industries, Inc., Canada
Cirbo Limited, England
Presto Engineers Cutting Tools Ltd., England
Hanita Metal Works G.m.b.H., Germany
Kemmer Hartmetallwerkzeuge G.m.b.H., Germany
Kemmer Prazision G.m.b.H., Germany
Hanita Metal Works, Ltd., Israel
Kemmer-Cirbo S.r.L., Italy
Cleveland Twist Drill de Mexico, S.A. de C.V., Mexico
Greenfield Tools de Mexico, S.A. de C.V., Mexico
Herramientas Cleveland, S.A. de C.V., Mexico
Cleveland Europe Limited, Scotland
Kemmer AG, Switzerland
Basset Rotary Tool Company, United States
Carbidie Corporation, United States
The Cleveland Twist Drill Company, United States
Hanita Cutting Tools, Inc., United States
Rogers Tool Works, Inc., United States
Remgrit Abrasive Tools, Inc., United States
Rule Cutting Tools, Inc., United States
Rule Paint and Chemical, Inc., United States

AFFILIATED COMPANIES (% OWNERSHIP)
Kennametal Hertel G. Beisteiner G.m.b.H., Austria (26%)
Birla Kennametal Ltd., India (44%)
Drillco Hertel Ltd., India (50%)
Kennametal Ca.Me.S., S.p.A., Italy (61%)
Kennametal Hertel S.p.A., Italy (52%)
Kemmer Japan, Japan (29%)
Wilke Carbide B.V., Netherlands (50%)
PIGMA-Kennametal Joint Venture, Russia (49%)
Carbidie Asia Pacific Pte. Ltd., Singapore (50%)
Kenci, S.A., Spain (20%)

ITEM 2.   PROPERTIES

Presented below is a summary of principal manufacturing facilities used by the company and its majority-owned subsidiaries.

         Location                                    Owned/Leased                 Principal Products
         --------                                    ------------                 ------------------
United States:
Bentonville, Arkansas                                   Owned                 Carbide Round Tools
Pine Bluff, Arkansas                                    Owned                 High Speed Steel Drills
Rogers, Arkansas                                        Owned                 Carbide Products
Monrovia, California                                    Leased                Boring Bars
Placentia, California                                   Leased                Wear Parts
Evans, Georgia                                          Owned                 High Speed Steel Drills
Chicago, Illinois                                       Leased                Circuit Board Drills
Elk Grove Village, Illinois                             Leased                Fixed Limited Gages
Rockford, Illinois                                      Owned                 Indexable Tooling
Monticello, Indiana                                     Owned                 Carbide Round Tools
Framingham, Massachusetts                               Leased                Fixed Limited Gages
Greenfield, Massachusetts                               Owned                 High Speed Taps
South Deerfield, Massachusetts                          Leased                Consumer Products
Traverse City, Michigan                                 Owned                 Ceramic Wear Parts
Troy, Michigan                                          Leased                Metalworking Toolholders
Malden, Missouri                                        Leased                Carbide Round Tools
Fallon, Nevada                                          Owned                 Metallurgical Powders
Asheboro, North Carolina                                Owned                 High Speed End Mills
Henderson, North Carolina                               Owned                 Metallurgical Powders
Roanoke Rapids, North Carolina                          Owned                 Metalworking Inserts
Orwell, Ohio                                            Owned                 Metalworking Inserts
Solon, Ohio                                             Owned                 Metalworking Toolholders
Solon, Ohio                                             Owned                 High Speed Special Drills
Bedford, Pennsylvania                                   Owned                 Mining and Construction
                                                                                Tools and Wear Parts
Irwin, Pennsylvania                                     Owned                 Carbide Wear Parts
Latrobe, Pennsylvania                                   Owned                 Metallurgical Powders
                                                                                 and Wear Parts
Hendersonville, Tennessee                               Leased                Fixed Limited Gages
Johnson City, Tennessee                                 Owned                 Metalworking Inserts
Whitehouse, Tennessee                                   Leased                Fixed Limited Gages
Clemson, South Carolina                                 Owned                 High Speed Steel Drills
Lyndonville, Vermont                                    Leased                High Speed Taps
Chilhowee, Virginia                                     Owned                 Mining and Construction
                                                                                 Tools and Wear Parts
New Market, Virginia                                    Owned                 Metalworking Toolholders
Janesville, Wisconsin                                   Leased                Circuit Board Drills

         Location                                   Owned/Leased                Principal Products
         --------                                   ------------                ------------------
International:
Victoria, Canada                                        Owned                 Wear Parts
Shanghai, China                                         Owned                 Metalworking Inserts
Shanxi, China                                           Owned                 Mining Tools
Xuzhou, China                                           Owned                 Mining Tools
Blaydon, England                                        Leased                Mining Tools
Bodmin, England                                         Owned                 Circuit Board Drills and
                                                                                Routers
Crewe, England                                          Leased                Circuit Board Drill Repoint
                                                                                 Center
Kingswinford, England                                   Leased                Metalworking Toolholders
Sheffield, England                                      Leased                High Speed Steel Drills, Taps
                                                                                 and End Mills
Bordeaux, France                                        Leased                Metalworking Cutting Tools
Ebermannstadt, Germany                                  Owned                 Metalworking Inserts
Mistelgau, Germany                                      Owned                 Metallurgical Powders,
                                                                                 Metalworking Inserts
                                                                                 and Wear Parts
Nabburg, Germany                                        Owned                 Metalworking Toolholders
Schwabisch Gmund, Germany                               Leased                Circuit Board Drills
Vohenstrauss, Germany                                   Owned                 Metalworking Carbide Drills
Pachuca, Mexico                                         Owned                 High Speed Steel Drills
Arnhem, Netherlands                                     Owned                 Wear Products

The company also has a network of warehouses and customer service centers located throughout North America, Western Europe, Asia and Australia, a significant portion of which are leased. The majority of the company's research and development efforts are conducted in a corporate technology center located adjacent to world headquarters in Latrobe, Pennsylvania and in Furth, Germany.

All significant properties are used in the company's dominant business of powder metallurgy, tools, tooling systems and supplies. The company's production capacity is adequate for its present needs. The company believes that its properties have been adequately maintained, are generally in good condition and are suitable for the company's business as presently conducted.


ITEM 3.  LEGAL PROCEEDINGS

(a) There are no material pending legal proceedings, other than litigation incidental to the ordinary course of business, to which the company or any of its subsidiaries is a party or of which any of their property is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 1998, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

                           OFFICERS OF THE REGISTRANT

Name, Age, and Position                                   Experience During Past Five Years (2)
-----------------------                                   -------------------------------------
Robert L. McGeehan, 61 (1)                                President and Director since 1989.  Chief
     President                                            Executive Officer since October 1, 1991.
     Chief Executive Officer
     Director

William R. Newlin, 57 (1)                                 Chairman of the Board since October 28, 1996.
     Chairman of the Board                                Director since 1982.

Bart A. Aitken, 39                                        Elected Vice President of Kennametal in 1998.
     Vice President and Director,                         Vice President of Greenfield's Engineered
     Engineered Products Group,                           Products Group since 1995, Director of
     Greenfield Industries                                Manufacturing of Greenfield's Circuit Board
     Vice President, Kennametal Inc.                      Drill Group since 1992.

David B. Arnold, 59 (1)                                   Vice President since 1979.  Chief Technical
     Vice President                                       Officer since 1988.
     Chief Technical Officer

James R. Breisinger, 48 (1)                               Vice President since 1990. Named Chief
     Vice President,                                      Financial Officer in September 1998.
     Chief Financial Officer                              Chief Operating Officer, Greenfield Industries
     and Corporate Controller                             from March through September 1998. Renamed
                                                          Controller in 1994. Managing Director of
                                                          Europe from 1991 to 1994.
                                                          Controller from 1983 to 1991.

David T. Cofer, 53 (1)                                    Vice President since 1986.  Secretary and
     Vice President                                       General Counsel since 1982.
     Secretary and General Counsel

Derwin R. Gilbreath, 50                                   Vice President since January 1997.
     Chief Operating Officer,                             Elected Chief Operating Officer, Greenfield
     Greenfield Industries                                Industries in September 1998. Director of
     Vice President                                       Global Manufacturing since 1995. Director of
     Director of Global Manufacturing                     North America Metalworking Manufacturing
     Kennametal Inc.                                      from 1994 to 1995.

Richard C. Hendricks, 59 (1)                              Vice President since 1982.  Director of
     Vice President                                       Corporate Business Development since 1992.
     Director of Corporate Business
     Development

Timothy D. Hudson, 52                                     Vice President since 1994.  Director
     Vice President                                       of Human Resources since 1992. Corporate
     Director of Human Resources                          Manager of Human Resources from 1978 to
                                                          1992.

Name, Age, and Position                                   Experience During Past Five Years (2)
-----------------------                                   -------------------------------------
Brian E. Kelly, 35                                        Elected Assistant Treasurer and named
     Assistant Treasurer                                  Director of Taxes in September 1998.
     Director of Taxes                                    Manager of Corporate Tax from 1996 to 1998.
                                                          Formerly, Tax Consultant with Westinghouse
                                                          Electric Corp. from 1995 to 1996. Formerly,
                                                          Senior Tax Analyst with E.I. Du Pont De
                                                          Nemours & Co. from 1987 to 1994.

H. Patrick Mahanes, Jr., 55 (1)                           Vice President since 1987.  Named Chief
     Vice President                                       Operating Officer in 1995.  Director of
     Chief Operating Officer                              Operations from 1991 to 1995.

Richard V. Minns, 60                                      Vice President since 1990.  Director of
     Vice President                                       Sales for the Metalworking Systems Division
     Director of Metalworking Sales,                      since 1985.
     North America

James E. Morrison, 47                                     Vice President since 1994.  Treasurer
     Vice President                                       since 1987.
     Treasurer

Wayne D. Moser, 45                                        Elected Vice President in 1998.  Director of
     Vice President                                       Mining and Construction Division since 1997.
     Director of Mining and Construction                  Chief Financial Officer of Kennametal Hertel
                                                          AG from 1993 to 1997.

Kevin G. Nowe, 46                                         Joined the company as Assistant General
     Assistant Secretary                                  Counsel in 1992 and was elected Assistant
     Assistant General Counsel                            Secretary in 1993.

Richard J. Orwig, 57 (1)                                  Named President and Chief Executive Officer
     President and Chief Executive Officer,               of JLK Direct Distribution Inc. in September
     JLK Direct Distribution Inc.                         1998. Elected a Vice President of Kennametal Inc.
                                                          in 1987 and was Chief Financial and Administrative
                                                          Officer of Kennametal Inc. from 1994 to 1998.
                                                          Director of Administration of Kennametal Inc.
                                                          from 1991 to 1994.

Ajita G. Rajendra, 46                                     Elected Vice President of Kennametal in 1998.
     Vice President and Director,                         Vice President of Greenfield's Electronic
     Industrial Products Group,                           Products Group since 1996.  Previously in
     Greenfield Industries                                various positions with Corning, Inc.
     Vice President, Kennametal Inc.

P. Mark Schiller, 50                                      Vice President since 1992.  Director of
     Vice President                                       Kennametal Distribution Services since
     Director of Kennametal Distribution                  1990.
     Services

Lawrence L. Shrum, 57                                     Vice President since January 1997.  Named
     Vice President                                       Director of Global Management Information
     Director of Global Management                        Systems in 1994.  Manager of User Systems
     Information Systems                                  Support from 1992 to 1994.

Name, Age, and Position                                   Experience During Past Five Years (2)
-----------------------                                   -------------------------------------
A. David Tilstone, 44 (1)                                 Vice President since July 1997.  Named
     Vice President                                       Director of Global Marketing in April 1997.
     Director of Global Marketing                         Director of Asia Pacific Operations from 1995
                                                          to 1997.  Manager of Business Development
                                                          from 1994 to 1995.


Notes:
------

     (1)  Executive officer of the Registrant.

     (2) Each officer has been elected by the Board of Directors to serve until removed or until a successor is elected and qualified, and has served continuously as an officer since first elected.

                                     PART II


The information required under Items 5 through 8 is included in the 1998 Annual Report to Shareholders and such information is incorporated herein by reference as indicated by the following table.

                                                   Incorporated by Reference to Captions
                                                   and Pages of the 1998 Annual Report
                                                   -----------------------------------
ITEM 5.     Market for the Registrant's            Quarterly Financial Information
            Capital Stock and Related              (Unaudited) on page 50.
            Stockholder Matters                    Stock Issuances on page 42.


ITEM 6.     Selected Financial Data                Ten-Year Financial Highlights
                                                   (information with respect to the years
                                                   1994 to 1998) on pages 52 and 53.


ITEM 7.     Management's Discussion and            Management's Discussion & Analysis
            Analysis of Financial Condition        on pages 29 to 34.
            and Results of Operations


ITEM 7A.    Quantitative and Qualitative           Financial Instruments on page 47.
            Disclosure About Market Risk


ITEM 8.     Financial Statements and               Item 14(a)1 herein and Quarterly
            Supplementary Data                     Financial Information (Unaudited) on
                                                   page 50.


ITEM 9.     Changes in and Disagreements           Not applicable.
            on Accounting and Financial
            Disclosure

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information set forth in Part I under the caption "Officers of the Registrant" and the information set forth under the caption "Election of Directors" in the company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 30, 1998 ("1998 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference is the information set forth under the caption "Compensation of Executive Officers" and certain information regarding directors' fees under the caption "Board of Directors and Board Committees" in the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information set forth under the caption "Ownership of Capital Stock by Directors, Nominees and Executive Officers" with respect to the directors' and officers' shareholdings and under the caption "Principal Holders of Voting Securities" with respect to other beneficial owners in the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is certain information set forth in the notes to the table under the caption "Election of Directors" and the information set forth in the section entitled "Certain Relationships and Related Transactions" in the 1998 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Form 10-K report.

      1.  Financial Statements

          The consolidated balance sheets as of June 30, 1998 and 1997, the consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1998, and the notes to consolidated financial statements, together with the report thereon of Arthur Andersen LLP dated July 21, 1998, presented in the company's 1998 Annual Report to Shareholders, are incorporated herein by reference.

      2.  Financial Statement Schedule

          The financial statement schedule shown below should be read in conjunction with the consolidated financial statements contained in the 1998 Annual Report to Shareholders. Other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          Separate financial statements of the company are omitted because the company is primarily an operating company, and all significant subsidiaries included in the consolidated financial statements are wholly owned, with the exception of Kennametal Hertel AG, in which the company has a 96 percent interest, and JLK Direct Distribution Inc., in which the company has an 83 percent interest.

          Financial Statement Schedule:                                    Page
          -----------------------------                                    ----

          Report of Independent Public Accountants                           21

          Schedule II -  Valuation and Qualifying Accounts for the
                         Three Years Ended June 30, 1998                     22

      3.  Exhibits

          (2)     Plan of Acquisition, Reorganization,
                  ------------------------------------
                  Arrangement, Liquidation, or Succession
                  ---------------------------------------

                  (2.1)    Agreement and Plan of merger by            Exhibit (c)(1) of the company's
                           and among Kennametal Inc.,                 Schedule 14D-1 (SEC file no.
                           Kennametal Acquisition Corp.               reference no. 1-5318; docket entry
                           (formerly, Palmer Acquisition              date - October 17, 1997) is
                           Corp.) and Greenfield Industries,          incorporated herein by reference.
                           Inc. dated as of October 10, 1997

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

          (4)     Instruments Defining the Rights of
                  ----------------------------------
                  Security Holders, Including Indentures
                  --------------------------------------

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


                  (10.5)*   Deferred Fee Plan for                      Exhibit 10.4 of the company's 1988
                            Outside Directors                          Form 10-K (SEC file no. reference
                                                                       1-5318; docket entry date September 23,
                                                                       1988) is incorporated herein by
                                                                       reference.




---------------------------------------------------------
* Denotes management contract or compensatory plan or arrangement.

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

                  (10.7)*   Stock Option and                           Exhibit 10.1 of the company's
                            Incentive Plan of 1992                     September 30, 1992 Form 10-Q
                                                                       (SEC file no. reference 1-5318; docket
                                                                       entry date - November 10, 1992) is
                                                                       incorporated herein by reference.

                  (10.8)*   Directors Stock Incentive                  Exhibit 10.2 of the company's
                            Plan                                       September 30, 1992 Form 10-Q
                                                                       (SEC file no. reference 1-5318; docket
                                                                       entry date - November 10, 1992) is
                                                                       incorporated herein by reference.

                  (10.9)*   Performance Bonus Stock                    Exhibit A of the company's 1995
                            Plan of 1995                               annual meeting proxy statement.

                 (10.10)*   Stock Option and Incentive                 Exhibit 10.14 of the company's
                            Plan of 1996                               September 30, 1996 Form 10-Q is
                                                                       incorporated herein by reference.

                 (10.11)*   Stock Option and                           Exhibit 10.8 of the company's
                            Incentive Plan of 1992,                    December 31, 1996 Form 10-Q is
                            as amended                                 incorporated herein by reference.

                 (10.12)*   Form of Employment                         Exhibit 10.1 of the company's
                            Agreement with certain                     March 31, 1997 Form 10-Q is
                            officers                                   incorporated herein by reference.

                 (10.13)*   Supplemental Executive                     Exhibit 10.2 of the company's
                            Retirement Plan                            March 31, 1997 Form 10-Q is
                                                                       incorporated herein by reference.

                 (10.14)*   Form of Employment                         Exhibit 10.1 of the company's
                            Agreement                                  December 31, 1997 Form 10-Q is
                                                                       incorporated herein by reference.

                 (10.15)    Credit Agreement with Mellon               Exhibit 10.2 of the company's
                            Bank, N.A. and various creditors           December 31, 1997 Form 10-Q
                            dated as of November 17, 1997              is incorporated herein by reference.

                 (10.16)    Guaranty and Suretyship                    Exhibit 10.3 of the company's
                            Agreement with Mellon Bank,                December 31, 1997 Form 10-Q
                            N.A. dated November 17, 1997               is incorporated herein by reference.

                 (10.17)*   Greenfield Industries, Inc.                Exhibit 10.71 of the Greenfield
                            Executive Deferred Compensation            Industries, Inc. December 31, 1995
                            Plan                                       Form 10-K is incorporated herein
                                                                       by reference.




---------------------------------------------------------
* Denotes management contract or compensatory plan or arrangement.


                 (10.18)    Amendment to Credit Agreement              Filed herewith.
                            with Mellon Bank, N.A. and
                            various creditors dated as of
                            November 26, 1997

                 (10.19)    Amendment to Credit Agreement              Filed herewith.
                            with Mellon Bank, N.A. and
                            various creditors dated as of
                            December 19, 1997

                 (10.20)    Amendment to Credit Agreement              Filed herewith.
                            with Mellon Bank, N.A. and
                            various creditors dated as of
                            March 19, 1998

          (13)    Annual Report to Shareholders                        Portions of the 1998 Annual
                  -----------------------------                        Report are filed herewith.

          (21)    Subsidiaries of the Registrant                       Filed herewith.
                  ------------------------------

          (23)    Consent of Independent Public                        Filed herewith.
                  -----------------------------
                  Accountants
                  -----------

          (27)    Financial Data Schedule                              Filed herewith.
                  -----------------------

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                KENNAMETAL INC.


                                          By    /s/   JAMES R. BREISINGER
                                                --------------------------------
                                                      James R. Breisinger
                                                Vice President, Chief Financial
                                                Officer and Corporate Controller


Date:  September 24, 1998


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

           SIGNATURE                                        TITLE                                  DATE
           ---------                                        -----                                  ----

/s/  WILLIAM R. NEWLIN
-----------------------------
     William R. Newlin                           Chairman of the Board                    September 24, 1998


/s/  ROBERT L. MCGEEHAN
-----------------------------
     Robert L. McGeehan                          President, Chief Executive               September 24, 1998
                                                 Officer and Director


/s/  JAMES R. BREISINGER
-----------------------------
     James R. Breisinger                         Vice President, Chief                    September 24, 1998
                                                 Financial Officer and
                                                 Corporate Controller


           SIGNATURE                                        TITLE                                  DATE
           ---------                                        -----                                  ----
/s/  RICHARD C. ALBERDING
---------------------------------
     Richard C. Alberding                                  Director                       September 24, 1998


/s/  PETER B. BARTLETT
---------------------------------
     Peter B. Bartlett                                     Director                       September 24, 1998


/s/  A. PETER HELD
---------------------------------
     A. Peter Held                                         Director                       September 24, 1998


/s/  WARREN H. HOLLINSHEAD
---------------------------------
     Warren H. Hollinshead                                 Director                       September 24, 1998


/s/  TIMOTHY S. LUCAS
---------------------------------

     Timothy S. Lucas                                      Director                       September 24, 1998


/s/  ALOYSIUS T. MCLAUGHLIN, JR.
---------------------------------
     Aloysius T. McLaughlin, Jr.                           Director                       September 24, 1998


/s/  LARRY YOST
---------------------------------
     Larry Yost                                            Director                       September 24, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE





To the Board of Directors and Shareholders of Kennametal Inc.


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Kennametal Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated July 21, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in Item 14(a) 2 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                 /s/  ARTHUR ANDERSEN LLP
                                                 ------------------------
                                                      Arthur Andersen LLP



Pittsburgh, Pennsylvania
July 21, 1998

KENNAMETAL INC.                                                                                                        SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED JUNE 30, 1998
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)


                                                                         Additions
                                                  -----------------------------------------------
                                  Balance at      Charged to                                            Deductions       Balance at
                                 Beginning of      Costs and                             Other             from            End of
Description                          Year          Expenses          Recoveries       Adjustments(a)    Reserves (b)         Year
-----------                    ---------------     ---------         ----------       -----------       ------------      ---------
1998

Allowance for
     doubtful accounts           $ 7,325            $2,453              $336           $5,061             $3,201           $11,974
                                 =======            ======              ====           ======             ======           =======

1997

Allowance for
     doubtful accounts           $ 9,296            $1,979              $136           $ (546)            $3,540           $ 7,325
                                 =======            ======              ====           =======            ======           =======

1996

Allowance for
     doubtful accounts           $12,106            $1,810              $213           $ (871)            $3,962           $ 9,296
                                 =======            ======              ====           =======            ======           =======


(a) Represents foreign currency translation adjustment and reserves acquired through business combinations.

(b)  Represents uncollected accounts charged against the allowance.

                                  EXHIBIT INDEX

Exhibit
   No.                                                                              Reference
-------                                                       -------------------------------------------------------

  2.1    Agreement and Plan of merger by                      Exhibit (c)(1) of the company's Schedule 14D-1
         and among Kennametal Inc.,                           (SEC file no. reference no. 1-5318; docket entry
         Kennametal Acquisition Corp. (formerly,              date - October 17, 1997) is incorporated herein by
         Palmer Acquisition Corp.) and                        reference.
         Greenfield Industries, Inc. dated as of
         October 10, 1997

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

Exhibit
   No.                                                                              Reference
-------                                                       -------------------------------------------------------

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

 10.7    Stock Option and Incentive Plan                      Exhibit 10.1 of the company's September 30, 1992
         of 1992                                              Form 10-Q (SEC file no. reference 1-5318; docket
                                                              entry date - November 10, 1992) is incorporated
                                                              herein by reference.

 10.8    Directors Stock Incentive Plan                       Exhibit 10.2 of the company's September 30, 1992
                                                              Form 10-Q (SEC file no. reference 1-5318; docket
                                                              entry date - November 10, 1992) is incorporated herein by
                                                              reference.

 10.9    Performance Bonus Stock                              Exhibit A of the company's 1995 annual meeting
         Plan of 1995                                         proxy statement.

10.10    Stock Option and Incentive                           Exhibit 10.14 of the company's September 30, 1996
         Plan of 1996                                         Form 10-Q is incorporated herein by reference.

10.11    Stock Option and Incentive Plan                      Exhibit 10.8 of the company's December 31, 1996
         of 1992, as amended                                  Form 10-Q is incorporated herein by reference.

10.12    Form of Employment Agreement                         Exhibit 10.1 of the company's March 31, 1997
         with certain executive officers                      Form 10-Q is incorporated herein by reference.

10.13    Supplemental Executive                               Exhibit 10.2 of the company's March 31, 1997
         Retirement Plan                                      Form 10-Q is incorporated herein by reference.

10.14    Form of Employment Agreement                         Exhibit 10.1 of the company's December 31, 1997
                                                              Form 10-Q is incorporated herein by reference.

10.15    Credit Agreement with Mellon                         Exhibit 10.2 of the company's December 31, 1997
         Bank, N.A. and various creditors                     Form 10-Q is incorporated herein by reference.
         dated as of November 17, 1997

10.16    Guaranty and Suretyship Agreement                    Exhibit 10.3 of the company's December 31, 1997
         with Mellon Bank, N.A.                               Form 10-Q is incorporated herein by reference.
         dated as of November 17, 1997

Exhibit
   No.                                                                              Reference
-------                                                       -------------------------------------------------------

10.17    Greenfield Industries, Inc. Executive                Exhibit 10.71 of the Greenfield Industries, Inc.
         Deferred Compensation Plan                           December 31, 1995 Form 10-K is incorporated
                                                              herein by reference

10.18    Amendment to Credit Agreement                        Filed herewith.
         with Mellon Bank, N.A. and various
         creditors dated as of November 26, 1997

10.19    Amendment to Credit Agreement                        Filed herewith.
         with Mellon Bank, N.A. and various
         creditors dated as of December 19, 1997

10.20    Amendment to Credit Agreement                        Filed herewith.
         with Mellon Bank, N.A. and various
         creditors dated as of March 19, 1998

13       Annual Report to Shareholders                        Portions of the 1998 Annual Report are filed
                                                              herewith.

21       Subsidiaries of the Registrant                       Filed herewith.

23       Consent of Independent Public                        Filed herewith.
         Accountants

27       Financial Data Schedule                              Filed herewith.