Form 10-Q
period 1998-09-30
KENNAMETAL INC
filed 1998-11-13
CIK 55242

================================================================================

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Title Of Each Class                    Outstanding at October 30, 1998
----------------------------------------         -------------------------------
Capital Stock, par value $1.25 per share                     29,872,449


================================================================================

                                 KENNAMETAL INC.
                                    FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1998



                                TABLE OF CONTENTS



Item No.                                                                                                       Page
--------                                                                                                       ----
                                           PART I. FINANCIAL INFORMATION

1.   Financial Statements:

     Condensed Consolidated Balance Sheets (Unaudited)
     September 30, 1998 and June 30, 1998...................................................................      1

     Condensed Consolidated Statements of Income (Unaudited)
     Three months ended September 30, 1998 and 1997.........................................................      2

     Condensed Consolidated Statements of Cash Flows (Unaudited)
     Three months ended September 30, 1998 and 1997.........................................................      3

     Notes to Condensed Consolidated Financial Statements
     (Unaudited)  ..........................................................................................      4

2.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................................................      8


                                             PART II. OTHER INFORMATION


4.   Submission of Matters to a Vote of Security Holders....................................................     12

6.   Exhibits and Reports on Form 8-K.......................................................................     12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands)

                                                                                September 30,             June 30,
                                                                                     1998                   1998
                                                                                -------------           -----------
ASSETS
Current assets:
   Cash and equivalents                                                          $    21,044           $    18,366
   Accounts receivable, less allowance for
     doubtful accounts of $13,565 and $11,974                                        342,128               332,677
   Inventories                                                                       458,836               436,472
   Deferred income taxes                                                              31,954                31,316
                                                                                 -----------           -----------
   Total current assets                                                              853,962               818,831
                                                                                 -----------           -----------

Property, plant and equipment:
   Land and buildings                                                                228,583               222,426
   Machinery and equipment                                                           729,502               690,143
   Less accumulated depreciation                                                    (417,893)             (386,642)
                                                                                 -----------           -----------
   Net property, plant and equipment                                                 540,192               525,927
                                                                                 -----------           -----------

Other assets:
   Investments in affiliated companies                                                 4,856                13,740
   Intangible assets, less accumulated
     amortization of $44,839 and $39,408                                             698,981               706,619
   Deferred income taxes                                                              39,193                39,426
   Other                                                                              40,547                34,450
                                                                                 -----------           -----------
   Total other assets                                                                783,577               794,235
                                                                                 -----------           -----------
   Total assets                                                                  $ 2,177,731           $ 2,138,993
                                                                                 ===========           ===========

LIABILITIES
Current liabilities:
   Current maturities of long-term debt and capital leases                       $   109,094           $    78,632
   Notes payable to banks                                                             49,286                48,103
   Accounts payable                                                                  100,794               115,373
   Accrued payroll                                                                    26,197                30,600
   Accrued vacation pay                                                               25,337                21,523
   Other current liabilities                                                          91,159                82,838
                                                                                 -----------           -----------
   Total current liabilities                                                         401,867               377,069
                                                                                 -----------           -----------
Long-term debt and capital leases, less current maturities                           846,472               840,932
Deferred income taxes                                                                 44,651                45,253
Other liabilities                                                                     95,763                98,073
                                                                                 -----------           -----------
   Total liabilities                                                               1,388,753             1,361,327
                                                                                 -----------           -----------
Minority interest in consolidated subsidiaries                                        52,361                42,206
                                                                                 -----------           -----------

SHAREHOLDERS' EQUITY
Preferred stock, 5,000 shares authorized; none issued                                     --                    --
Capital stock, $1.25 par value; 70,000 shares authorized;
   32,820 shares issued                                                               41,025                41,025
Additional paid-in capital                                                           321,466               320,645
Retained earnings                                                                    461,122               458,805
Treasury shares, at cost; 2,947 and 2,991 shares held                                (58,586)              (59,131)
Accumulated other comprehensive income                                               (28,410)              (25,884)
                                                                                 -----------           -----------
Total shareholders' equity                                                           736,617               735,460
                                                                                 -----------           -----------
Total liabilities and shareholders' equity                                       $ 2,177,731           $ 2,138,993
                                                                                 ===========           ===========

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands, except per share data)

                                                                                       Three Months Ended
                                                                                           September 30,
                                                                                 ---------------------------------
                                                                                     1998                  1997
                                                                                 -----------           -----------
     OPERATIONS
     Net sales                                                                   $   480,922           $   310,792
       Cost of goods sold                                                            301,906               178,569
                                                                                 -----------           -----------
     Gross profit                                                                    179,016               132,223
       Research and development expenses                                               5,571                 5,227
       Selling, marketing and distribution expenses                                  102,484                68,571
       General and administrative expenses                                            30,864                24,720
       Amortization of intangibles                                                     6,405                 1,052
                                                                                 -----------           -----------
     Operating income                                                                 33,692                32,653
       Interest expense                                                               17,621                 1,180
       Other expense                                                                     416                   440
                                                                                 -----------           -----------
     Income before income taxes and minority interest                                 15,655                31,033
     Provision for income taxes                                                        6,700                12,100
     Minority interest                                                                 1,561                 1,385
                                                                                 -----------           -----------
     Net income                                                                  $     7,394           $    17,548
                                                                                 ===========           ===========

     PER SHARE DATA
     Basic earnings per share                                                    $      0.25           $      0.67
                                                                                 ===========           ===========

     Diluted earnings per share                                                  $      0.25           $      0.66
                                                                                 ===========           ===========

     Dividends per share                                                         $      0.17           $      0.17
                                                                                 ===========           ===========

     Weighted average shares outstanding                                              29,857                26,171
                                                                                 ===========           ===========

     Diluted weighted average shares outstanding                                      29,940                26,526
                                                                                 ===========           ===========

     See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands)

                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                  --------------------------------
                                                                                    1998                   1997
                                                                                  ----------           -----------
     OPERATING ACTIVITIES
     Net income                                                                  $     7,394          $     17,548
     Adjustments for noncash items:
       Depreciation and amortization                                                  23,717                10,326
       Other                                                                           1,623                 1,091
     Changes in certain assets and liabilities, net of effects of acquisitions:
       Accounts receivable                                                             3,527                (4,077)
       Inventories                                                                   (17,438)               (2,319)
       Accounts payable and accrued liabilities                                      (11,587)                8,935
       Other                                                                         (11,941)                9,150
                                                                                  ----------           -----------
     Net cash flow from operating activities                                          (4,705)               40,654
                                                                                  ----------           -----------

     INVESTING ACTIVITIES
     Purchases of property, plant and equipment                                      (27,348)              (16,695)
     Disposals of property, plant and equipment                                        1,712                   193
     Acquisitions, net of cash                                                            --               (17,031)
     Purchase of subsidiary stock                                                       (332)                   --
     Other                                                                               328                 1,116
                                                                                 -----------           -----------
     Net cash flow from investing activities                                         (25,640)              (32,417)
                                                                                 -----------           -----------

     FINANCING ACTIVITIES
     Change in short-term debt                                                         1,100               (72,733)
     Increase in long-term debt                                                       36,807                   --
     Reduction in long-term debt                                                        (945)                 (939)
     Net proceeds from issuance and sale of subsidiary stock                              --                90,430
     Dividend reinvestment and employee stock plans                                    1,366                 4,062
     Cash dividends paid to shareholders                                              (5,077)               (4,457)
                                                                                 -----------           -----------
     Net cash flow from financing activities                                          33,251                16,363
                                                                                 -----------           -----------

     Effect of exchange rate changes on cash                                            (228)               (1,060)
                                                                                 -----------           -----------

     CASH AND EQUIVALENTS
     Net increase in cash and equivalents                                              2,678                23,540
     Cash and equivalents, beginning                                                  18,366                21,869
                                                                                 -----------           -----------
     Cash and equivalents, ending                                                $    21,044           $    45,409
                                                                                 ===========           ===========

     SUPPLEMENTAL DISCLOSURES
     Interest paid                                                               $    20,814           $       520
     Income taxes paid                                                                 6,909                 2,257


     See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the company's 1998 Annual Report. The condensed consolidated balance sheet as of June 30, 1998 has been derived from the audited balance sheet included in the company's 1998 Annual Report. These interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

2. Inventories are stated at lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for a significant portion of domestic inventories and the first-in, first-out (FIFO) method or average cost for other inventories. The company used the LIFO method of valuing its inventories for approximately 50 percent of total inventories at September 30, 1998. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on management's projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

3. The major classes of inventory as of the balance sheet dates were as follows (in thousands):


                                                             September 30,            June 30,
                                                                 1998                   1998
                                                              -----------           -----------
         Finished goods                                       $   321,282           $   302,374
         Work in process and powder blends                        118,256               117,428
         Raw materials and supplies                                56,821                53,449
                                                              -----------           -----------
         Inventory at current cost                                496,359               473,251
         Less LIFO valuation                                      (37,523)              (36,779)
                                                              -----------           -----------
         Total inventories                                    $   458,836           $   436,472
                                                              ===========           ===========

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

5. For purposes of determining the average number of dilutive shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due to the dilutive effect of unexercised stock options by 83,129 and 355,149 for the three months ended September 30, 1998 and 1997, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

6. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires the presentation of comprehensive income in a company's financial statement disclosures. Comprehensive income represents all changes in the equity of a company during the reporting period, including net income, as well as charges and credits directly to retained earnings which are excluded from net income. The components of comprehensive income consist of the following (in thousands):

                                                                     Three Months Ended
                                                                        September 30,
                                                              ---------------------------------
                                                                 1998                  1997
                                                              -----------           -----------
         Net income                                           $     7,394           $    17,548
         Foreign currency translation adjustments                  (2,526)               (1,318)
                                                              -----------           -----------
         Comprehensive income                                 $     4,868           $    16,230
                                                              ===========           ===========

     Accumulated other comprehensive income consists solely of cumulative foreign currency translation adjustments.

7. In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The company must adopt the standard by the beginning of the first quarter of fiscal year 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The company is currently evaluating the effects of SFAS No. 133 and does not believe that the adoption will have a material effect on the financial statements or results of operation of the company.

8. On July 2, 1997, an initial public offering (IPO) of approximately 4.9 million shares of common stock of JLK Direct Distribution Inc. (JLK), a subsidiary of the company, was consummated at a price of $20.00 per share. JLK's operations consist of the company's wholly owned subsidiary J&L Industrial Supply (J&L) and its Full Service Supply programs. The net proceeds from the offering were approximately $90.4 million and represented approximately 20 percent of JLK's common stock. The transaction has been accounted for as a capital transaction in the consolidated financial statements. The net proceeds were used by JLK to repay $20.0 million of indebtedness related to a dividend to the company and $20.0 million related to intercompany obligations to the company incurred in 1997. The company used these proceeds to repay short-term debt. Pending other uses, the remaining net proceeds were loaned to the company, under an intercompany debt/investment and cash management agreement at a fluctuating rate of interest equal to the company's short-term borrowing costs. The remaining net proceeds of $50.4 million were used to make acquisitions in 1998.

9. On November 17, 1997, the company completed the acquisition of Greenfield Industries, Inc. (Greenfield) for approximately $1.0 billion, including $324.4 million in assumed Greenfield debt and convertible redeemable preferred securities and transaction costs.

     The Greenfield acquisition was recorded using the purchase method of accounting and, accordingly, the results of operations of Greenfield have been included in the company's results from the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired has been recorded as goodwill and is being amortized over forty years.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     Additionally, the company made several other acquisitions in 1998 to expand its product offering and distribution channels. These acquisitions were accounted for using the purchase method of accounting and their results have been included in the company's results from the respective dates of acquisition. Except for Greenfield, the pro forma effects, individually and collectively, of the acquisitions in the company's consolidated financial statements would not materially impact the reported results.

     The allocation of the purchase price to assets acquired and liabilities assumed of Greenfield is as follows (in thousands):

         Working capital, other than cash                  $171,710
         Property, plant and equipment                      167,798
         Other assets                                         9,246
         Other liabilities                                  (28,510)
         Long-term debt                                    (318,146)
         Goodwill                                           654,117
                                                           --------
         Net purchase price                                $656,215
                                                           ========

     Pro forma results of operations for the acquisition of Greenfield, but excluding the effects of all other acquisitions, are based on the historical financial statements of the company and Greenfield adjusted to give effect to the acquisition of Greenfield. The pro forma results of operations assume that the acquisition of Greenfield occurred as of the first day of the company's 1998 fiscal year (July 1, 1997).

                                                       Three Months Ended
         (in thousands, except per share data)         September 30, 1997
                                                       ------------------
         Net sales                                         $450,628
         Net income                                          13,746
         Basic earnings per share                              0.53
         Diluted earnings per share                            0.52

     The pro forma financial information does not purport to present what the company's results of operations would actually have been if the acquisition of Greenfield had occurred on the assumed date, as specified above, or to project the company's financial condition or results of operations for any future period.

     On June 26, 1998, the company sold the Marine Products division of Greenfield which operated as Rule Industries, Inc. (Rule). The company acquired Rule as part of its acquisition of Greenfield and, for strategic reasons, chose to divest itself of this part of the business. Annual sales of the Marine Products division were approximately $25.0 million. Cash proceeds of $62.1 million were used to reduce a portion of the company's long-term debt incurred in connection with the acquisition of Greenfield (see Note 10).

10. In connection with the acquisition of Greenfield, the company entered into a new $1.4 billion Bank Credit Agreement (Agreement). Subject to certain conditions, the Agreement permits term loans of up to $500.0 million and revolving credit loans of up to $900.0 million for working capital, capital expenditures and general corporate purposes. Interest payable under the term loan and revolving credit loans are currently based on LIBOR plus 0.875%. The Agreement also includes a commitment fee on the revolving credit loans of 0.25% of the unused balance.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     The Agreement also contains various restrictive and affirmative covenants requiring the maintenance of certain financial ratios. The term loan under the Agreement is subject to mandatory amortization commencing on November 30, 1998, and matures on August 31, 2002. The revolving credit loan also matures on August 31, 2002. During fiscal 1998, the term loan was permanently reduced with the net proceeds received in connection with the issuance of company stock and from the sale of certain assets (see Notes 9 and 11).

11. On March 20, 1998, the company sold 3.45 million shares of common stock resulting in net proceeds of $171.4 million. The proceeds were used to reduce a portion of the company's long-term debt incurred in connection with the acquisition of Greenfield (see Note 10).

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS

SALES AND EARNINGS
------------------

During the quarter ended September 30, 1998, consolidated sales were $480.9 million, up 55 percent from $310.8 million in the same quarter last year. The increase in sales was primarily attributable to the Greenfield acquisition, which accounted for $126.4 million of sales in the quarter ended September 30, 1998. Sales rose 56 percent excluding unfavorable foreign currency translation effects. These results were adversely affected by lower sales of metalworking products in North America and industrial supplies sold by J&L Industrial Supply (J&L), excluding acquisitions, and by Full Service Supply programs, both operating within Kennametal's JLK Direct Distribution Inc. (JLK) subsidiary. Sales also were affected by softer market conditions, the General Motors strike, and the previously disclosed disengagement from the General Electric Full Service Supply program (GE Contract). These factors were partially offset by stronger demand in the European metalworking market.

Net income for the quarter ended September 30, 1998, was $7.4 million, or $0.25 per diluted share, as compared with net income of $17.5 million, or $0.66 per diluted share in the same quarter last year. The decline in earnings was the result of lower sales in traditional Kennametal markets, lower earnings at JLK and higher interest and amortization expense related to acquisitions.

The following table presents the Company's sales by geographic area (in thousands):

                                                                     Three Months Ended
                                                                        September 30,
                                                      -------------------------------------------------
                                                         1998                1997            % Change
                                                         ----                ----            --------
     Sales(1):
     Metalworking:
       North America                                     $ 93,629          $101,901              (8)%
       Europe                                              75,119            60,456              24
       Asia Pacific                                         9,309            11,753             (21)
     Industrial Supply                                    128,991            92,785              39
     Mining and Construction                               47,441            43,897               8
     Greenfield Industries                                126,433                --              --
                                                         --------          --------             ---
       Net sales                                         $480,922          $310,792              55 %
                                                         ========          ========             ===

     By Geographic Area:
     Within the United States                            $332,888          $209,963              59 %
     International                                        148,034           100,829              47
                                                         --------          --------             ---
       Net sales                                         $480,922          $310,792              55 %
                                                         ========          ========             ===

    (1) Certain amounts in prior year sales have been reclassified to conform to the current year presentation.

METALWORKING MARKETS
--------------------

During the September 1998 quarter, sales in the North America Metalworking market decreased 8 percent from the previous year. Demand for Kennametal metalworking products was mixed across most end markets and was particularly weaker in the automotive industry, due in part to the General Motors strike. Reduced production in the agriculture equipment and oil services markets further contributed to lower demand in the North American Metalworking market. Sales of Kennametal traditional metalcutting products sold through all sales channels in North America, including sales through the Industrial Supply market, decreased 3 percent during the quarter.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

Sales in the Europe Metalworking market increased 24 percent over the same quarter of a year ago. Demand for metalworking products continued to show gains in nearly all key industries in the European market with sustained strength coming especially from the automotive and truck industries. Additionally, the heavy engineering market, which includes power generation, engines, pumps and valves, and aerospace market exhibit continued demand for metalworking products. Acquisition-related sales accounted for 14 percent of the sales gain. Favorable foreign currency translation effects were 1 percent during the quarter. European sales were favorably affected by $5.8 million as a result of the company's purchase of an increased ownership of affiliated companies in Italy. The operating results of these affiliates now are consolidated into the company's results, effective July 1, 1998.

In the Asia Pacific Metalworking market, sales declined 3 percent on a local currency basis during the quarter. Sales continued to be affected by weak economic conditions across most Asia Pacific countries. Including unfavorable foreign currency translation effects, sales in the Asia Pacific Metalworking market decreased 21 percent.

INDUSTRIAL SUPPLY MARKET
------------------------

Sales in the Industrial Supply market rose 39 percent primarily because of acquisitions, which accounted for approximately $41.7 million of the sales gain. Excluding the acquisitions, sales decreased approximately 6 percent primarily due to lower sales to the automotive industry as a result of the General Motors strike, and a $14.7 million reduction in sales from the GE Contract disengagement. Excluding the effects of acquisitions and the GE Contract disengagement, sales increased 11 percent. Additionally, a new showroom was opened in Boston, Mass., the new 1999 J&L Industrial Supply master catalog was launched in late September, and 30 new Full Service Supply programs were added compared to the same quarter a year ago.

MINING AND CONSTRUCTION MARKET
------------------------------

During the September 1998 quarter, sales in the Mining and Construction market increased 8 percent from a year ago and benefited from the Greenfield acquisition. Excluding Greenfield, sales declined 13 percent as a result of lower sales of metallurgical powders used in the oil field services industry.

GREENFIELD INDUSTRIES
---------------------

Sales of Greenfield Industries products for the quarter ended September 30, 1998 decreased 2 percent compared to the same period a year ago, excluding the effects of the sale of the Marine division in June 1998. Sales of consumer products increased due to new programs initiated late in fiscal 1998, while sales of industrial products remained relatively unchanged. Additionally, sales to markets served by Greenfield Industries were adversely affected by weaker market conditions in the oil services industry and in electronic circuit board manufacturing.

GROSS PROFIT MARGIN
-------------------

As a percentage of sales, the gross profit margin for the September 1998 quarter was 37.2 percent as compared with 42.5 percent in the prior year. The gross profit margin was affected by lower-margin sales from acquired companies, an unfavorable sales mix and unfavorable foreign currency effects. Excluding the effects of Greenfield, the gross margin would have been 40.7 percent.

OPERATING EXPENSES
------------------

Operating expenses as a percentage of sales were 28.9 percent compared to 31.7 percent last year. The prior-year results include additional expenses of $5.2 million for the completion of the company's world headquarters project. Excluding the effects of Greenfield, the operating expense ratio for the first quarter of fiscal 1999 would have been 32.6 percent. This increase in operating expenses is attributed to the inclusion of operating expenses of acquired companies, the JLK expansion program,

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

including costs to relocate JLK's office and warehouse in the United Kingdom, and other programs. Additionally, amortization of intangibles increased approximately $5.4 million related primarily to the acquisition of Greenfield and other companies.

INTEREST EXPENSE
----------------

Interest expense for the September 1998 quarter increased $16.4 million, including approximately $0.3 million for the amortization of bank financing fees related to the acquisition of Greenfield and other companies, compared to $1.2 million in the same quarter of a year ago. Interest expense increased as a result of increased borrowings due to the Greenfield acquisition in November 1997.

INCOME TAXES
------------

The effective tax rate for the September 1998 quarter was 42.8 percent compared to an effective tax rate of 39.0 percent in the prior year. The increase in the effective tax rate is attributable to higher, nondeductible goodwill related to the acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The company's cash flow from operations is the primary source of financing for capital expenditures and internal growth. During the quarter ended September 30, 1998, the Company used $4.7 million in cash from operations. The decrease in cash provided by operations resulted primarily from lower net income and increased working capital requirements.

Net cash used for investing activities was $25.6 million. The decrease in net cash used in investing activities consisted of higher capital expenditures to acquire additional client-server information systems and to upgrade machinery and equipment, offset by a reduction in the level of acquisition activity in the first quarter of fiscal 1999.

Net cash from financing activities was $33.3 million. The increase in net cash from financing activities was a result of additional borrowings under the company's existing revolving credit line to fund working capital needs, offset by cash dividends paid during the quarter.

FINANCIAL CONDITION
-------------------

Total assets were $2.2 billion at September 30, 1998, up 2 percent from $2.1 billion at June 30, 1998. Net working capital was $452.1 million, up 75 percent from $258.4 million from last year and 2 percent from $441.8 million at June 30, 1998. The ratio of current assets to current liabilities was 2.1 as of September 30, 1998 and 2.2 as of June 30, 1998. The total debt-to-total-capital ratio was
56.0 percent as of September 30, 1998, and 55.4 percent as of June 30, 1998.

YEAR 2000
---------

Management believes that the company has substantially mitigated its exposure relative to year 2000 issues for both information and non-information technology systems. The company initiated a program beginning in 1996 to prepare its computer systems, computer applications and other systems for the year 2000. A management committee actively monitors the status of the readiness program of each of the company's business units. The company estimates the total year 2000 expenditures to be approximately $45.0 million, half of which are for computer hardware, to replace non-compliant computer systems, and the other half to replace non-compliant computer software, including software implementation and employee training. The majority of these costs were incurred in 1997 and 1996. Expenditures to rectify non-compliant personal computers and various non-information technology items are estimated to be an additional $5.0 million. Total expenditures expected to be incurred in fiscal 1999 are estimated to be approximately $12.0 million related to the year 2000 issues. These costs include both internal and external personnel costs related to the assessment process, as well as

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

the cost of purchasing certain hardware and software. There can be no guarantee that these estimates will be achieved and actual results could differ from those planned. The company has currently completed more than 75 percent of the tasks identified to remediate the year 2000 exposure, with the remaining tasks to be completed by June 1999.

Management believes the most significant impact of the year 2000 issue could be an interrupted supply of goods and services from the company's vendors. The company has an ongoing effort to gain assurances and certifications of suppliers' readiness programs. Contingency plans include the search for alternate certified vendors and the increase of safety stock of critical materials and supplies.

At September 30, 1998, management currently believes the company continues to make progress toward achieving a timely completion of the tasks identified to remediate the year 2000 exposure.

OUTLOOK
-------

In looking to the second quarter ending December 31, 1998, management expects Kennametal's consolidated sales to increase over the second quarter of a year ago due to the acquisition of Greenfield and other companies.

In the North America Metalworking market, sales levels in the second quarter should remain flat due to an overall softening market. Sales in the Europe Metalworking market are expected to remain strong, however, year-to-year gains likely will be less robust than they were in the first quarter. Sales in the Asia Pacific Metalworking market are expected to remain weak.

Sales in the Industrial Supply market should continue to benefit from recent acquisitions, from a refocusing of management's attention on the core business, from the new, expanded J&L master catalog and from new Full Service Supply programs. Sales in Mining and Construction also are expected to remain impacted by the decline in the oil field services market.

This Form 10-Q contains "forward-looking statements" as defined by Section 21E of the Securities Exchange Act of 1934. Actual results can differ materially from those in the forward-looking statements to the extent that the economic conditions in the United States, Europe and, to a lesser extent, Asia Pacific, and the effect of third party or company failures to achieve timely remediation of year 2000 issues, change from the company's expectations. The company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances occurring after the date hereof.

                           PART II. OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

At the Annual Meeting of Stockholders on October 26, 1998, the stockholders of the company voted on the election of directors and independent public accountants. The following is the number of shares voted in favor of and against each matter, and the number of shares having authority to vote on each matter but withheld.

     1. With respect to the votes cast for directors whose terms expire in 2001:

                                           For        Withheld   Broker Non-Vote
                                       -----------------------------------------
         A. Peter Held                 25,953,911      144,837         --
         Aloysius T. McLaughlin, Jr.   25,950,957      147,791         --
         Larry Yost                    25,955,548      143,200         --

         The following other directors' terms of office continued after the meeting:

         Richard C. Alberding, Peter B. Bartlett, Warren H. Hollinshead, Timothy
         S. Lucas, Robert L. McGeehan and William R. Newlin.

     2. With respect to the election of the firm of Arthur Andersen LLP, independent public accountants, to audit the financial statements of the company and its subsidiary companies for the fiscal year ending June 30, 1999:

                                     For         Against    Abstained   Broker Non-Vote
                                 ------------------------------------------------------
         Arthur Andersen LLP     26,002,023      45,767      50,957           --


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------
         (a)      Exhibits

                  (27) Financial Data Schedule for three months ended September 30, 1998 and 1997, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 KENNAMETAL INC.



     Date:    November 12, 1998              By: /s/ FRANK P. SIMPKINS
                                                ---------------------------
                                                Frank P. Simpkins
                                                Corporate Controller and
                                                Chief Accounting Officer