Form 10-Q
period 1998-12-31
KENNAMETAL INC
filed 1999-02-11
CIK 55242

===============================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Title Of Each Class                    Outstanding at February 1, 1999
----------------------------------------         -------------------------------
Capital Stock, par value $1.25 per share                    29,892,541

===============================================================================

                                 KENNAMETAL INC.
                                    FORM 10-Q
                       FOR QUARTER ENDED DECEMBER 31, 1998


                                TABLE OF CONTENTS

Item No.                                                                   Page
--------                                                                   ----

                          PART I. FINANCIAL INFORMATION

1.   Financial Statements:

     Condensed Consolidated Balance Sheets (Unaudited)
     December 31, 1998 and June 30, 1998...................................  1

     Condensed Consolidated Statements of Income (Unaudited)
     Three and six months ended December 31, 1998 and 1997.................  2

     Condensed Consolidated Statements of Cash Flows (Unaudited)
     Six months ended December 31, 1998 and 1997...........................  3

     Notes to Condensed Consolidated Financial Statements
     (Unaudited)  ........................................................   4

2.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations............................................   8


                           PART II. OTHER INFORMATION


4.   Submission of Matters to a Vote of Security Holders..................  14

6.   Exhibits and Reports on Form 8-K.....................................  14

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
(in thousands)
                                                                                 December 31,            June 30,
                                                                                     1998                  1998
                                                                                 ------------            --------
ASSETS
Current assets:

   Cash and equivalents                                                          $    29,311           $    18,366
   Accounts receivable, less allowance for
     doubtful accounts of $13,935 and $11,974                                        333,235               332,677
   Inventories                                                                       465,154               436,472
   Deferred income taxes                                                              32,104                31,316
                                                                                 -----------           -----------
   Total current assets                                                              859,804               818,831
                                                                                 -----------           -----------

Property, plant and equipment:
   Land and buildings                                                                238,653               222,426
   Machinery and equipment                                                           755,313               690,143
   Less accumulated depreciation                                                    (436,293)             (386,642)
                                                                                 -----------           -----------
   Net property, plant and equipment                                                 557,673               525,927
                                                                                 -----------           -----------

Other assets:
   Investments in affiliated companies                                                 3,652                13,740
   Intangible assets, less accumulated
     amortization of $51,209 and $39,408                                             692,836               706,619
   Deferred income taxes                                                              33,219                39,426
   Other                                                                              39,652                34,450
                                                                                 -----------           -----------
   Total other assets                                                                769,359               794,235
                                                                                 -----------           -----------
   Total assets                                                                  $ 2,186,836           $ 2,138,993
                                                                                 ===========           ===========

LIABILITIES
Current liabilities:
   Current maturities of long-term debt and capital leases                       $   115,224           $    78,632
   Notes payable to banks                                                             55,571                48,103
   Accounts payable                                                                   96,678               115,373
   Accrued payroll                                                                    18,660                30,600
   Accrued vacation pay                                                               27,197                21,523
   Other current liabilities                                                          89,165                82,838
                                                                                 -----------           -----------
   Total current liabilities                                                         402,495               377,069
                                                                                 -----------           -----------
Long-term debt and capital leases, less current maturities                           846,459               840,932
Deferred income taxes                                                                 45,280                45,253
Other liabilities                                                                     90,890                98,073
                                                                                 -----------           -----------
   Total liabilities                                                               1,385,124             1,361,327
                                                                                 -----------           -----------
Minority interest in consolidated subsidiaries                                        52,833                42,206
                                                                                 -----------           -----------

SHAREHOLDERS' EQUITY
Preferred stock, 5,000 shares authorized; none issued                                     --                    --
Capital stock, $1.25 par value; 70,000 shares authorized;
   32,820 shares issued                                                               41,025                41,025
Additional paid-in capital                                                           321,612               320,645
Retained earnings                                                                    470,080               458,805
Treasury shares, at cost; 2,929 and 2,991 shares held                                (58,353)              (59,131)
Accumulated other comprehensive income                                               (25,485)              (25,884)
                                                                                 -----------           -----------
Total shareholders' equity                                                           748,879               735,460
                                                                                 -----------           -----------
Total liabilities and shareholders' equity                                       $ 2,186,836           $ 2,138,993
                                                                                 ===========           ===========

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
                                                     Three Months Ended        Six Months Ended
                                                         December 31,            December 31,
                                                     ------------------        ----------------
                                                      1998         1997        1998        1997
                                                      ----         ----        ----        ----
OPERATIONS

Net sales                                          $ 484,318    $ 370,048   $ 965,240   $ 680,840
   Cost of goods sold                                303,256      219,546     605,162     398,115
                                                   ---------    ---------   ---------   ---------
Gross profit                                         181,062      150,502     360,078     282,725
   Research and development expenses                   5,239        4,956      10,810      10,183
   Selling, marketing and distribution expenses       97,812       79,056     200,296     147,627
   General and administrative expenses                27,489       23,816      58,353      48,536
   Amortization of intangibles                         6,261        2,713      12,666       3,765
                                                   ---------    ---------   ---------   ---------
Operating income                                      44,261       39,961      77,953      72,614
   Interest expense                                   17,635       18,693      35,256      19,873
   Other (income) expense                               (223)         221         193         661
                                                   ---------    ---------   ---------   ---------
Income before income taxes and minority interest      26,849       21,047      42,504      52,080
Provision for income taxes                            11,400       10,000      18,100      22,100
Minority interest                                      1,413        1,473       2,974       2,858
                                                   ---------    ---------   ---------   ---------
Net income                                         $  14,036    $   9,574   $  21,430   $  27,122
                                                   =========    =========   =========   =========

PER SHARE DATA
Basic earnings per share                           $    0.47    $    0.36   $    0.72   $    1.03
                                                   =========    =========   =========   =========

Diluted earnings per share                         $    0.47    $    0.36   $    0.72   $    1.02
                                                   =========    =========   =========   =========

Dividends per share                                $    0.17    $    0.17   $    0.34   $    0.34
                                                   =========    =========   =========   =========

Weighted average shares outstanding                   29,878       26,273      29,868      26,223
                                                   =========    =========   =========   =========

Diluted weighted average shares outstanding           29,889       26,669      29,915      26,565
                                                   =========    =========   =========   =========


See accompanying notes to condensed consolidated financial statements.


KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
(in thousands)
                                                                                 Six Months Ended
                                                                                    December 31,
                                                                                -------------------
                                                                                1998           1997
                                                                                ----           ----
OPERATING ACTIVITIES

Net income                                                                    $  21,430     $  27,122
Adjustments for noncash items:
   Depreciation and amortization                                                 47,415        25,060
   Other                                                                          9,327         3,775
Changes in certain assets and liabilities, net of effects of acquisitions:
   Accounts receivable                                                           17,396           218
   Inventories                                                                  (22,677)       (8,796)
   Accounts payable and accrued liabilities                                     (27,507)       17,501
   Other                                                                        (11,268)      (25,497)
                                                                              ---------     ---------
Net cash flow from operating activities                                          34,116        39,383
                                                                              ---------     ---------

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                      (61,681)      (29,307)
Disposals of property, plant and equipment                                        2,515         1,226
Acquisitions, net of cash                                                          --        (711,609)
Other                                                                            (2,384)       (7,609)
                                                                              ---------     ---------
Net cash used for investing activities                                          (61,550)     (747,299)
                                                                              ---------     ---------

FINANCING ACTIVITIES
Change in short-term debt                                                         5,441       (92,750)
Increase in long-term debt                                                       88,609       758,238
Reduction in long-term debt                                                     (47,109)      (31,458)
Net proceeds from issuance and sale of subsidiary stock                            --          90,430
Dividend reinvestment and employee stock plans                                    1,745         8,606
Cash dividends paid to shareholders                                             (10,155)       (8,923)
Other                                                                              (298)       (7,369)
                                                                              ---------     ---------
Net cash flow from financing activities                                          38,233       716,774
                                                                              ---------     ---------

Effect of exchange rate changes on cash                                             146        (1,462)
                                                                              ---------     ---------

CASH AND EQUIVALENTS
Net increase in cash and equivalents                                             10,945         7,396
Cash and equivalents, beginning                                                  18,366        21,869
                                                                              ---------     ---------
Cash and equivalents, ending                                                  $  29,311     $  29,265
                                                                              =========     =========

SUPPLEMENTAL DISCLOSURES
Interest paid                                                                 $  37,234     $  16,030
Income taxes paid                                                                14,779        22,708


See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------



1. The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the company's 1998 Annual Report. The condensed consolidated balance sheet as of June 30, 1998 has been derived from the audited balance sheet included in the company's 1998 Annual Report. These interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the three months and six months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. Certain amounts in the prior years' condensed consolidated financial statements have been reclassified to conform with the current year presentation.

2. Inventories are stated at lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for a significant portion of domestic inventories and the first-in, first-out (FIFO) method or average cost for other inventories. The company used the LIFO method of valuing its inventories for approximately 50 percent of total inventories at December 31, 1998. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on management's projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

3. The major classes of inventory as of the balance sheet dates were as follows (in thousands):

                                                 December 31,     June 30,
                                                     1998           1998
                                                 ------------     --------
         Finished goods                           $ 336,604      $ 302,374
         Work in process and powder blends          110,880        117,428
         Raw materials and supplies                  55,341         53,449
                                                   --------      ---------
         Inventory at current cost                  502,825        473,251
         Less LIFO valuation                        (37,671)       (36,779)
                                                  ---------      ---------
         Total inventories                        $ 465,154      $ 436,472
                                                  =========      =========

4. The company has been involved in various environmental cleanup and remediation activities at several of its manufacturing facilities. In addition, the company has been named as a potentially responsible party at five Superfund sites in the United States. However, it is management's opinion, based on its evaluations and discussions with outside counsel and independent consultants, that the ultimate resolution of these environmental matters will not have a material adverse effect on the results of operations, financial position or cash flows of the company.

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

5. For purposes of determining the average number of dilutive shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due to the dilutive effect of unexercised stock options by 10,783 and 395,907 for the three months ended December 31, 1998 and 1997, respectively, and 46,956 and 342,389 for the six months ended December 31, 1998 and 1997, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

6. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires the presentation of comprehensive income in a company's financial statement disclosures. Comprehensive income represents all changes in the equity of a company during the reporting period, including net income, as well as charges and credits directly to retained earnings which are excluded from net income. The company's components of comprehensive income consist of the following (in thousands):

                                                                      Three Months Ended        Six Months Ended
                                                                          December 31,              December 31,
                                                                      --------------------     --------------------
                                                                        1998        1997         1998        1997
                                                                        ----        ----         ----        ----
Net income                                                            $ 14,036    $  9,574     $ 21,430    $ 27,122
Foreign currency translation adjustments                                 2,925      (3,924)         399      (5,242)
                                                                      --------    --------     --------    --------
Comprehensive income                                                  $ 16,961    $  5,650     $ 21,829    $ 21,880
                                                                      ========    ========     ========    ========

     Accumulated other comprehensive income consists solely of cumulative foreign currency translation adjustments.

7. In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The company must adopt the standard by the beginning of the first quarter of fiscal year 2000. SFAS No. 133 establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments imbedded in other contracts) are to be recorded in the balance sheet as either an asset or liability measured at their fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The company is currently evaluating the effects of SFAS No. 133 and does not believe that the adoption will have a material effect on the financial statements or results of operations of the company.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

     Additionally, the company made several other acquisitions in 1998 to expand its product offering and distribution channels. These acquisitions were accounted for using the purchase method of accounting and their results have been included in the company's results from the respective dates of acquisition. Except for Greenfield, the pro forma effects, individually and collectively, of the acquisitions in the company's consolidated financial statements would not have a material impact on the reported results.

     The allocation of the purchase price to assets acquired and liabilities assumed of Greenfield is as follows (in thousands):

         Working capital, other than cash             $  171,710
         Property, plant and equipment                   167,798
         Other assets                                      9,246
         Other liabilities                               (28,510)
         Long-term debt                                 (318,146)
         Goodwill                                        654,117
                                                      ----------
         Net purchase price                           $  656,215
                                                      ==========

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

                                                      Three Months Ended         Six Months Ended
         (in thousands, except per share data)         December 31, 1997         December 31, 1997
                                                      ------------------         -----------------
         Net sales                                         $ 464,972               $ 915,600
         Net income                                            5,754                  19,500
         Basic earnings per share                               0.22                    0.75
         Diluted earnings per share                             0.22                    0.74

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

10. In connection with the acquisition of Greenfield, the company entered into a $1.4 billion Bank Credit Agreement (Agreement). Subject to certain conditions, the Agreement permits term loans of up to $500.0 million and revolving credit loans of up to $900.0 million for working capital, capital expenditures and general corporate purposes. Interest payable under the term loan and revolving credit loans are currently based on LIBOR plus 1.125%. The Agreement also includes a commitment fee on the revolving credit loans of 0.25% of the unused balance.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

     The Agreement also contains various restrictive and affirmative covenants requiring the maintenance of certain financial ratios. The term loan is subject to mandatory amortization which commenced on November 30, 1998 and matures on August 31, 2002. The revolving credit loan also matures on August 31, 2002. During fiscal 1998, the term loan was permanently reduced with the net proceeds received in connection with the issuance of company stock and from the sale of certain assets (see Notes 9 and 11).

11. On March 20, 1998, the company sold 3.45 million shares of common stock resulting in net proceeds of $171.4 million. The proceeds were used to reduce a portion of the company's long-term debt incurred in connection with the acquisition of Greenfield (see Note 10).

12. On January 18, 1999, the company entered into a business cooperation agreement with Toshiba Tungaloy Co., Ltd. (TT) to enhance the global business prospects for metalcutting tools of both companies. The agreement includes various joint activities in areas such as product development, research and development, private labeling, cross-licensing, and sales and marketing. As part of the agreement, the company purchased approximately 4.9% of the outstanding shares of TT in a private transaction from TT's largest shareholder, Toshiba Corporation, for approximately $16.1 million, including the costs of the transaction. In accordance with accounting rules, the company will realize a loss of approximately $3.7 million in the March 1999 quarter due to the difference between the cost and the fair market value of the securities on the date the securities were purchased. The investment will be accounted for as an available-for-sale security under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS

SALES AND EARNINGS

During the quarter ended December 31, 1998, consolidated sales were $484.3 million, up 31 percent from $370.0 million in the same quarter last year. The increase in sales was primarily attributable to the acquisition of Greenfield and other companies, which accounted for $134.4 million of sales in the quarter ended December 31, 1998. Excluding acquisitions, sales were 4 percent lower due to reduced industrial demand of the company's metalworking products in North America. This was partially offset by stronger demand in the European metalworking market.

Net income for the quarter ended December 31, 1998, was $14.0 million, or $0.47 per share, as compared with net income of $9.6 million, or $0.36 per share in the same quarter last year. The results for the quarter ended December 31, 1997 were reduced by approximately $10.6 million or $0.40 per share related to the net effects of the Greenfield acquisition, including one-time costs of $4.6 million or $0.18 per share. Excluding the one-time costs for the December 1997 quarter, net income was negatively affected by lower sales in traditional Kennametal markets, lower earnings at JLK and higher interest and amortization expense related to acquisitions. This was partially offset by cost-reduction actions implemented in November 1998.

During the six-month period ended December 31, 1998, consolidated sales were $965.2 million, up 42 percent from $680.8 million last year. Net income was $21.4 million, or $0.72 per share, compared to $27.1 million, or $1.02 per share last year.

The following table presents the Company's sales by geographic area (in thousands):

                                               Three Months Ended                 Six Months Ended
                                                  December 31,                       December 31,
                                       -------------------------------     -------------------------------
                                        1998          1997    % Change       1998        1997     % Change
                                        ----          ----    --------       ----        ----     --------
Sales(1):
Metalworking:
  North America                        $ 93,383     $101,565      (8)%     $184,901     $200,656      (8)%
  Europe                                 75,423       65,166      16        145,463      120,821      20
  Asia Pacific                            9,568       11,771     (19)        18,877       23,524     (20)
  Industrial Products                    88,172       32,961     168        176,917       32,961     437
  Engineered Products & Other            45,459       27,406      66         90,337       36,721     146
JLK/Industrial Supply                   130,291       91,132      43        259,282      183,917      41
Mining and Construction                  42,022       40,047       5         89,463       82,240       9
                                       --------     --------     ---       --------     --------     ---
  Net sales                            $484,318     $370,048      31%      $965,240     $680,840      42%
                                       ========     ========     ===       ========     ========     ===

By Geographic Area:
Within the United States               $319,313     $239,214      33%      $652,201     $449,177      45%
International                           165,005      130,834      26        313,039      231,663      35
                                       --------     --------     ---       --------     --------     ---
  Net sales                            $484,318     $370,048      31%      $965,240     $680,840      42%
                                       ========     ========     ===       ========     ========     ===


     (1) Certain amounts in prior period sales have been reclassified to conform to the current year presentation.

METALWORKING

During the December 1998 quarter, sales in the North America Metalworking market decreased 8 percent from the previous year due to reduced demand by customers in the aerospace, agriculture equipment, light engineering, oil field services and other markets. Sales of Kennametal traditional metalcutting products sold through all sales channels in North America, including sales through the JLK market, decreased 4 percent during the quarter.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

Sales in the Europe Metalworking market grew 16 percent over the same quarter of a year ago due to stronger demand, acquisitions and favorable foreign currency translation effects. Demand for metalworking products continued to show gains in the automotive and truck industries, though these gains were less robust than in the previous quarter. Acquisition-related sales accounted for $7.2 million, while favorable foreign currency translation effects were 4 percent during the quarter. The acquisition-related sales were a result of the company's July 1, 1998 purchase of an increased ownership of affiliated companies in Italy.

In the Asia Pacific Metalworking market, sales declined 10 percent on a local currency basis during the quarter. Sales continued to be affected by weak economic conditions across most Asia Pacific countries. Including unfavorable foreign currency translation effects, sales in the Asia Pacific Metalworking market decreased 19 percent.

Sales in the Industrial Products market increased due to the inclusion of two additional months of sales related to the acquisition of Greenfield which occurred on November 17, 1997. On a comparable basis, demand for Greenfield Industrial Products rose 1 percent during the quarter due to increased demand of industrial products sold in consumer markets as a result of new sales programs.

Sales in the Greenfield Engineered Products and Other market increased due to the inclusion of two additional months of sales related to the acquisition of Greenfield which occurred on November 17, 1997, partially offset by the divestiture of the Marine Products division in June 1998. On a comparable basis, demand for Greenfield Engineered Products and Other declined 15 percent during the quarter due to continued weak market conditions in the oil field services industry and in electronic circuit board manufacturing.

For the six-month period ended December 31, 1998, sales in the North America Metalworking market decreased 8 percent, sales in the Europe Metalworking market increased 20 percent and sales in the Asia Pacific Metalworking market decreased 20 percent.

JLK/INDUSTRIAL SUPPLY

Sales at JLK rose 43 percent primarily because of acquisitions, which accounted for approximately $39.2 million of the sales gain. Excluding the effects of acquisitions and the General Electric (GE) Contract disengagement, sales at JLK increased 4 percent primarily due to higher sales to Full Service Supply customers. The December 1997 quarter was the last quarter significantly affected by the GE Contract disengagement. Sales to GE in the December 1997 quarter amounted to $3.8 million. Overall, sales were affected by reduced industrial demand across North America and weakness in the oil field services industry. Additionally, a new showroom was opened in Buffalo, New York and 14 new Full Service Supply contracts were added during this quarter.

For the six-month period ended December 31, 1998, sales in the Industrial Supply market increased 41 percent.

MINING AND CONSTRUCTION

During the December 1998 quarter, sales in the Mining and Construction market increased 5 percent from a year ago and benefited from the Greenfield acquisition. Excluding Greenfield, sales declined 5 percent as a result of lower sales of metallurgical powders used in the oil field services industry.

For the six-month period ended December 31, 1998, sales in the Mining and Construction market increased 9 percent.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

GROSS PROFIT MARGIN

As a percentage of sales, the gross profit margin for the December 1998 quarter was 37.4 percent as compared with 40.7 percent in the prior year. Excluding the effects of Greenfield, the gross margin would have been 40.5 percent. The gross profit margin was affected by costs associated with plant consolidations and rearrangements, lower-margin sales from acquired companies and an unfavorable sales mix, partially offset by favorable foreign currency translation effects.

For the six-month period ended December 31, 1998, the gross profit margin was
37.3 percent, compared with 41.5 percent last year.

OPERATING EXPENSES

For the December 1998 quarter, operating expenses as a percentage of sales were
27.0 percent compared to 29.1 percent last year. Excluding the effects of Greenfield, the operating expense ratio would have been 30.3 percent. Operating expenses were affected by acquisitions, cost-reduction actions implemented in November 1998 and other programs. These cost-reduction actions involved salaried work force reductions, salary reductions, rationalization of several JLK acquired locations and other measures.

The increase in the level of operating expenses is attributed to the inclusion of operating expenses of acquired companies, the JLK expansion program, and other programs. Additionally, amortization of intangibles increased approximately $3.5 million related to the acquisition of Greenfield and other companies.

For the six-month period ended December 31, 1998, the operating expenses as a percentage of sales were 27.9 percent, compared with 30.3 percent last year. The prior-year results include additional expenses of $5.5 million for the completion of the company's world headquarters project. On an absolute dollar basis, the increase in operating expenses is attributable to the acquisitions, the JLK expansion program, including costs to relocate JLK's office and warehouse in the United Kingdom, facility rationalizations and other programs. These increases were partially offset by cost-reduction actions implemented in November 1998. Additionally, amortization of intangibles increased approximately $8.9 million related primarily to the acquisition of Greenfield and other companies.

INTEREST EXPENSE

Interest expense in the December 1997 quarter included one-time costs of $8.0 million for the amortization of deferred bank financing fees related to the acquisition of Greenfield. Excluding this one-time cost, interest expense increased $6.9 million, due to higher average borrowings during the quarter.

For the six-month period ended December 31, 1998, interest expense was $35.3 million, compared with $19.9 million last year.

INCOME TAXES

The effective tax rate for the December 1998 quarter was 42.5 percent compared to an effective tax rate of 47.5 percent in the second quarter of a year ago. The effective tax rate in the prior year increased significantly due to the alignment of the annual effective tax rate as a result of higher, nondeductible goodwill related to the Greenfield acquisition.

For the six-month period ended December 31, 1998, the effective tax rate was
42.6 percent, compared with 42.4 percent last year.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The company's cash flow from operations is the primary source of financing for capital expenditures and internal growth. During the six-months ended December 31, 1998, the Company generated $34.1 million in cash from operations. The decrease in cash provided by operations compared to the same period a year ago resulted primarily from lower net income and increased working capital requirements, offset in part by higher noncash items.

Net cash used for investing activities was $61.6 million. Compared to the prior year, the decrease in net cash used for investing activities was due to a reduction in the level of acquisition activity in the first six-months of fiscal 1999. Cash used for investing activities during this same period consisted of higher capital expenditures to upgrade machinery and equipment and to acquire additional client-server information systems.

Net cash from financing activities was $38.2 million. The decrease in net cash from financing activities compared to the same period a year ago was a result of increased borrowings in fiscal 1998 under the company's bank credit agreement to finance the acquisition of Greenfield including the assumption of Greenfield's debt, as well as the net proceeds from the issuance and sale of common stock of the company's JLK subsidiary.

On January 18, 1999, the company entered into a business cooperation agreement with Toshiba Tungaloy Co., Ltd. (TT) to enhance the global business prospects for metalcutting tools of both companies. The agreement includes various joint activities in areas such as product development, research and development, private labeling, cross-licensing, and sales and marketing. As part of the agreement and as is customary in Japan as a sign of good faith, the company purchased approximately 4.9% of the outstanding shares of TT in a private transaction from TT's largest shareholder, Toshiba Corporation, for approximately $16.1 million, including the costs of the transaction. In accordance with accounting rules, the company will realize a loss of approximately $3.7 million in the March 1999 quarter due to the difference between the cost and the fair market value of the securities on the date the securities were purchased. This transaction was financed through the borrowing of Japanese yen under a new revolving credit agreement.

The intentions of the companies are to make the business cooperation agreement successful and to develop a strong working relationship that will benefit both companies in the future. The company will periodically evaluate the progress made under this agreement and its current ownership position in TT to ensure both are aligned with the company's operational and financial goals.

FINANCIAL CONDITION

Total assets were $2.2 billion at December 31, 1998, up 2.2 percent from $2.1 billion at June 30, 1998. Net working capital was $457.3 million an increase of
3.5 percent from $441.8 million at June 30, 1998. The ratio of current assets to current liabilities was 2.1 as of December 31, 1998 and 2.2 as of June 30, 1998. The total debt-to-total-capital ratio was 55.9 percent as of December 31, 1998 and 55.4 percent as of June 30, 1998.

YEAR 2000

Management believes that the company has substantially mitigated its exposure relative to year 2000 issues for both information and non-information technology systems. The company initiated a program beginning in 1996 to assess the exposure to the year 2000 issue, and to prepare its computer systems, computer applications and other systems for the year 2000. A management committee actively monitors the status of the readiness program of each of the company's business units. The company has currently completed more than 80 percent of the tasks identified to remediate the year 2000 exposure, with the majority of the remaining tasks targeted for June 1999 completion. The information systems being utilized by the company that were not year 2000 compliant were either replaced with a compliant system, or are in the process of being modified to become compliant.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

Year 2000 exposure related to information systems has been substantially mitigated throughout key metalworking and mining and construction operations through the implementation of SAP R3 for most business processes. In efforts to manage other business processes on year 2000 compliant information systems, the company is implementing Manugistics to manage inventory and replenishment and the Human Resources module of SAP. These systems are to be implemented by June 30, 1999.

The company is in the process of modifying existing non-compliant business systems in the industrial product and engineered product operations to ensure these operations are supported by a year 2000 compliant information system. These modifications are expected to be completed and tested by April 1999. Management intends to implement SAP R3 in these operations in the future.

At JLK, HK Systems' Enterprise Information System currently is being implemented in two phases and will address the year 2000 issue. The initial phase of this implementation is expected to be tested and completed by June 1999. The second phase is expected to be implemented in late 1999 and completed thereafter. Due to the timing of the completion of the second phase, the company currently is modifying the existing non-compliant systems to ensure the remainder of these operations are supported by a year 2000 compliant information system. These modifications are expected to be completed by August 1999. Management has determined that sufficient internal resources are available and adequate time exists to implement these procedures.

The company also has substantially completed an assessment of the impact of this issue on its non-information technology systems, including the company's personal computers, embedded technology in manufacturing and processing equipment and tooling, and other non-information technology items, and has determined that the majority of these systems are year 2000 compliant. The company has identified a few non-information systems, critical to the manufacturing operations, as non-year 2000 compliant and is currently replacing these systems with year 2000 compliant systems. Other systems that have been identified as not year 2000 compliant are not considered "mission critical" systems to the overall manufacturing operations. The company is currently taking action to remedy these other non-compliant systems through replacement of or modification to the existing systems. Such remedies will be tested for year 2000 compliance prior to September 30, 1999. Contingency plans include shifting production processes to year 2000 compliant manufacturing operations. The company does not anticipate employing this contingency plan.

The company estimates the total year 2000 expenditures to be approximately $45.0 to $50.0 million, half of which are for computer hardware to replace non-compliant computer systems and the other half to replace non-compliant computer software, including software implementation and employee training. Expenditures to rectify non-compliant personal computers and various non-information technology items are estimated to be an additional $5.0 million. These costs include both internal and external personnel costs related to the assessment and remediation processes, as well as the cost of purchasing certain hardware and software. There can be no guarantee that these estimates will be achieved and actual results could differ from those planned.

Cash flows from operations have provided, and should continue to provide, funding for these expenditures. The majority of these costs were incurred in 1997 and 1996. Total expenditures expected to be incurred in fiscal 1999 and fiscal 2000 are estimated to be approximately $12.0 and $5.0 million, respectively, related to the year 2000 issues. Expenditures incurred in fiscal 1999 to date approximate $9.1 million, over half of which relate to computer hardware and software licenses.

Management believes the most significant impact of the year 2000 issue could be an interrupted supply of goods and services from the company's vendors. The company has an ongoing effort to gain assurances and certifications of suppliers' readiness programs. To date, the results of this effort indicate that the company's suppliers should be able to provide the company with sufficient goods and services in the year 2000. To mitigate this risk, the company is modestly increasing safety stock of critical materials and supplies. The company will continue to expand its efforts to ensure that major third-party businesses and public and private providers of infrastructure services, such as utilities,

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

communications services and transportation, also will be prepared for the year 2000, and will address any failures on their part to become year 2000 compliant. Contingency plans may include purchasing raw materials and supplies from alternate certified vendors and a further increase of safety stock of critical materials and supplies. The company does not anticipate employing this contingency plan.

There can be no guarantee that the efforts of the company or of third parties, whose systems the company relies upon, will completely mitigate a year 2000 problem that could have a material adverse affect on the company's operations or financial results. While such problems could affect important operations of the company and its subsidiaries, either directly or indirectly, in a significant manner, the company cannot at present estimate either the likelihood or the potential cost of such failures. However, the company will continue to aggressively pursue all the year 2000 remediation activities discussed herein.

CONVERSION TO THE EURO CURRENCY

On January 1, 1999, certain members of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, the Euro. The company conducts business in member countries. The transition period for the introduction of the Euro will be between January 1, 1999 and June 30, 2002. The company has been addressing the issues involved with the introduction of the Euro. Where considered necessary, the company's current business systems support this new currency, and therefore, the company has the ability to perform transaction denominated in the Euro. Other than the costs associated with the new systems as part of the year 2000 remediation, there were no additional costs incurred by the company as a result of this conversion.

Currently, the company has different price structures for goods being sold in the member countries due to, among other things, historical differences in volatility in the currencies of those individual countries. Price structure harmonization has occurred over the past several years and is expected to continue as these member countries become a unified common market. This harmonization has not significantly affected the past financial results of the company nor is it expected to have a significant impact in the future on the company's financial results.

Further, the company's competitors will have to address the Euro conversion as those companies currently have manufacturing facilities and distribution networks in member countries. Management believes the conversion to the Euro will not significantly impact any existing material contracts, nor should it have any adverse tax or accounting consequences. Accordingly, conversion to the Euro is not expected to have a material effect on the company's operations or financial results.

OUTLOOK

In looking ahead to the remainder of the fiscal year, management expects to show sequential improvement in sales over the first half of the year. The company's results should continue to benefit from the cost-reduction actions implemented in November 1998. On an ongoing basis, the company is evaluating consolidation and other opportunities as a function of the ongoing operation of the business. The cost of these opportunities and other initiatives could, in the future, result in one-time charges to the income statement as these actions are implemented. Management does not expect overall economic conditions to strengthen in North America, but will remain focused on improving the operating performance and balance sheet of the company.

This Form 10-Q contains "forward-looking statements" as defined by Section 21E of the Securities Exchange Act of 1934. Actual results can differ materially from those in the forward-looking statements to the extent that the economic conditions in the United States, Europe and Asia Pacific, the effect of third party or company failures to achieve timely remediation of year 2000 issues, and the effect of the conversion to the Euro on the company's operations, change from the company's expectations. The company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances occurring after the date hereof.

                           PART II. OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------------------

The information set forth in Part II, Item 4 of the company's September 30, 1998 Form 10-Q is incorporated by reference herein.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------

         (a)  Exhibits

              (10)   Material Contracts

                     10.1 Amendment to Credit Agreement with Mellon Bank, N.A. and various creditors dated as of December 15, 1998. Filed herewith.

              (27) Financial Data Schedule for six months ended December 31, 1998, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            KENNAMETAL INC.



Date:  February 10, 1999                 By: /s/ FRANK P. SIMPKINS
                                            --------------------------------
                                            Frank P. Simpkins
                                            Corporate Controller and
                                            Chief Accounting Officer