Form 10-Q
period 1999-03-31
KENNAMETAL INC
filed 1999-05-13
CIK 55242

================================================================================


                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Title Of Each Class                        Outstanding at May 3, 1999
----------------------------------------             --------------------------
Capital Stock, par value $1.25 per share                    29,947,801


================================================================================

                                KENNAMETAL INC.
                                   FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1999


                                TABLE OF CONTENTS


Item No.                                                                                                            Page
--------                                                                                                            ----
                                               PART I. FINANCIAL INFORMATION

1.       Financial Statements:

         Condensed Consolidated Balance Sheets (Unaudited)
         March 31, 1999 and June 30, 1998.......................................................................      1

         Condensed Consolidated Statements of Income (Unaudited)
         Three and nine months ended March 31, 1999 and 1998....................................................      2

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         Nine months ended March 31, 1999 and 1998..............................................................      3

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)  ..........................................................................................      4

2.       Management's Discussion and Analysis of Financial Condition
         and Results of Operations..............................................................................      9


                                                 PART II. OTHER INFORMATION


5.       Other Information......................................................................................     17


6.       Exhibits and Reports on Form 8-K.......................................................................     17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                     March 31,             June 30,
                                                                                     1999                  1998
                                                                                     ----                  ----
ASSETS
Current assets:
  Cash and equivalents                                                           $    15,896           $    18,366
  Marketable equity securities available-for-sale                                     11,567                    --
  Accounts receivable, less allowance for doubtful accounts of
    $15,041 and $11,974                                                              341,954               332,677
  Inventories                                                                        454,278               436,472
  Deferred income taxes                                                               35,781                31,316
                                                                                 -----------           -----------
  Total current assets                                                               859,476               818,831
                                                                                 -----------           -----------

Property, plant and equipment:
   Land and buildings                                                                236,357               222,426
   Machinery and equipment                                                           759,471               690,143
   Less accumulated depreciation                                                    (446,855)             (386,642)
                                                                                 -----------           -----------
   Net property, plant and equipment                                                 548,973               525,927
                                                                                 -----------           -----------

Other assets:
   Investments in affiliated companies                                                 1,990                13,740
   Intangible assets, less accumulated
     amortization of $57,479 and $39,408                                             686,121               706,619
   Deferred income taxes                                                              34,319                39,426
   Other                                                                              43,063                34,450
                                                                                 -----------           -----------
   Total other assets                                                                765,493               794,235
                                                                                 -----------           -----------
   Total assets                                                                  $ 2,173,942           $ 2,138,993
                                                                                 ===========           ===========

LIABILITIES
Current liabilities:
   Current maturities of long-term debt and capital leases                       $   121,123           $    78,632
   Notes payable to banks                                                             35,996                48,103
   Accounts payable                                                                  106,154               115,373
   Accrued payroll                                                                    23,044                30,600
   Accrued vacation pay                                                               28,921                21,523
   Other current liabilities                                                          97,729                82,838
                                                                                 -----------           -----------
   Total current liabilities                                                         412,967               377,069
                                                                                 -----------           -----------
Long-term debt and capital leases, less current maturities                           824,349               840,932
Deferred income taxes                                                                 45,406                45,253
Other liabilities                                                                     96,759                98,073
                                                                                 -----------           -----------
   Total liabilities                                                               1,379,481             1,361,327
                                                                                 -----------           -----------
Minority interest in consolidated subsidiaries                                        53,145                42,206
                                                                                 -----------           -----------

SHAREHOLDERS' EQUITY
Preferred stock, 5,000 shares authorized; none issued                                     --                    --
Capital stock, $1.25 par value; 70,000 shares authorized;
   32,820 shares issued                                                               41,025                41,025
Additional paid-in capital                                                           321,932               320,645
Retained earnings                                                                    467,178               458,805
Treasury shares, at cost; 2,872 and 2,991 shares held                                (57,649)              (59,131)
Accumulated other comprehensive loss                                                 (31,170)              (25,884)
                                                                                 -----------           -----------
Total shareholders' equity                                                           741,316               735,460
                                                                                 -----------           -----------
Total liabilities and shareholders' equity                                       $ 2,173,942           $ 2,138,993
                                                                                 ===========           ===========

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
                                                            Three Months Ended               Nine Months Ended
                                                                 March 31,                        March 31,
                                                       ---------------------------     ----------------------------
                                                           1999           1998              1999           1998
                                                           ----           ----              ----           ----
OPERATIONS
Net sales                                              $   479,051     $   496,585     $  1,444,291    $  1,177,425
   Cost of goods sold                                      305,654         296,316          910,816         694,431
                                                       -----------     -----------     ------------    ------------
Gross profit                                               173,397         200,269          533,475         482,994
   Research and development expenses                         4,174           4,781           14,984          14,964
   Selling, marketing and distribution expenses            100,913          93,565          301,209         241,192
   General and administrative expenses                      22,294          31,513           80,647          80,049
   Restructuring and asset impairment charges               13,937              --           13,937              --
   Amortization of intangibles                               6,485           5,822           19,151           9,587
                                                       -----------     -----------     ------------    ------------
Operating income                                            25,594          64,588          103,547         137,202
   Interest expense                                         17,992          20,720           53,248          40,593
   Other expense                                               668           4,788              861           5,449
                                                       -----------     -----------     ------------    ------------
Income before income taxes and minority interest             6,934          39,080           49,438          91,160
Provision for income taxes                                   2,900          16,600           21,000          38,700
Minority interest                                            1,854           1,739            4,828           4,597
                                                       -----------     -----------     ------------    ------------
Net income                                             $     2,180     $    20,741     $     23,610    $     47,863
                                                       ===========     ===========     ============    ============

PER SHARE DATA
Basic earnings per share                               $      0.07     $      0.77     $       0.79    $       1.80
                                                       ===========     ===========     ============    ============

Diluted earnings per share                             $      0.07     $      0.76     $       0.79    $       1.78
                                                       ===========     ===========     ============    ============

Dividends per share                                    $      0.17     $      0.17     $       0.51    $       0.51
                                                       ===========     ===========     ============    ============

Weighted average shares outstanding                         29,912          27,011           29,882          26,528
                                                       ===========     ===========     ============    ============

Diluted weighted average shares outstanding                 29,923          27,320           29,921          26,895
                                                       ===========     ===========     ============    ============


See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
(in thousands)
                                                                                         Nine Months Ended
                                                                                             March 31,
                                                                                 ---------------------------------
                                                                                    1999                  1998
                                                                                    ----                  ----
OPERATING ACTIVITIES
Net income                                                                       $    23,610           $    47,863
Adjustments for noncash items:
   Depreciation and amortization                                                      71,897                46,224
   Restructuring and asset impairment charges and other charges                       17,119                    --
   Other                                                                               6,308                 6,394
Changes in certain assets and liabilities, net of effects of acquisitions:
   Accounts receivable                                                                   910               (34,729)
   Inventories                                                                       (23,002)              (14,769)
   Accounts payable and accrued liabilities                                              (81)               13,116
   Other                                                                              (6,816)               (1,544)
                                                                                 -----------           -----------
Net cash flow from operating activities                                               89,945                62,555
                                                                                 -----------           -----------

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                           (83,226)              (61,156)
Disposals of property, plant and equipment                                             8,947                 1,739
Purchase of marketable equity securities                                             (12,162)                   --
Acquisitions, net of cash and other                                                   (4,593)             (744,996)
                                                                                 -----------           -----------
Net cash used for investing activities                                               (91,034)             (804,413)
                                                                                 -----------           -----------

FINANCING ACTIVITIES
Decrease in short-term debt                                                          (13,637)              (89,343)
Increase in long-term debt                                                           131,330               778,540
Decrease in long-term debt                                                          (104,860)             (200,804)
Net proceeds from issuance and sale of common stock                                       --               171,439
Net proceeds from issuance and sale of subsidiary stock                                   --                90,430
Dividend reinvestment and employee stock plans                                         2,769                 9,936
Cash dividends paid to shareholders                                                  (15,237)              (13,401)
Other                                                                                 (1,014)               (6,089)
                                                                                 -----------           -----------
Net cash flow (used for) from financing activities                                      (649)              740,708
                                                                                 -----------           -----------

Effect of exchange rate changes on cash                                                 (732)               (1,888)
                                                                                 -----------           -----------

CASH AND EQUIVALENTS
Net decrease in cash and equivalents                                                  (2,470)               (3,038)
Cash and equivalents, beginning                                                       18,366                21,869
                                                                                 -----------           -----------
Cash and equivalents, ending                                                     $    15,896           $    18,831
                                                                                 ===========           ===========

SUPPLEMENTAL DISCLOSURES
Interest paid                                                                    $    51,425           $    44,137
Income taxes paid                                                                     18,808                19,957

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the company's 1998 Annual Report. The condensed consolidated balance sheet as of June 30, 1998 has been derived from the audited balance sheet included in the company's 1998 Annual Report. These interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the three months and nine months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. Certain amounts in the prior years' condensed consolidated financial statements have been reclassified to conform with the current year presentation.

2. Inventories are stated at lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for a significant portion of domestic inventories and the first-in, first-out (FIFO) method or average cost for other inventories. The company used the LIFO method of valuing its inventories for approximately 50 percent of total inventories at March 31, 1999. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on management's projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

3. The major classes of inventory as of the balance sheet dates were as follows (in thousands):

                                                                                  March 31,             June 30,
                                                                                    1999                  1998
                                                                                    ----                  ----
         Finished goods                                                          $   325,742           $   302,374
         Work in process and powder blends                                           129,580               117,428
         Raw materials and supplies                                                   36,556                53,449
                                                                                 -----------           -----------
         Inventory at current cost                                                   491,878               473,251
         Less LIFO valuation                                                         (37,600)              (36,779)
                                                                                 -----------           -----------
         Total inventories                                                       $   454,278           $   436,472
                                                                                 ===========           ===========

4. The company has been involved in various environmental cleanup and remediation activities at several of its manufacturing facilities. In addition, the company is currently named as a potentially responsible party at five Superfund sites in the United States. However, it is management's opinion, based on its evaluations and discussions with outside counsel and independent consultants, that the ultimate resolution of these environmental matters will not have a material adverse effect on the results of operations, financial position or cash flows of the company.

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

5. For purposes of determining the average number of dilutive shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due to the dilutive effect of unexercised stock options by 11,723 and 308,935 for the three months ended March 31, 1999 and 1998, respectively, and 38,637 and 366,916 for the nine months ended March 31, 1999 and 1998, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

6. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires the presentation of comprehensive income in a company's financial statement disclosures. Comprehensive income represents all changes in the equity of a company during the reporting period, including net income, as well as charges and credits directly to retained earnings, which are excluded from net income. The company's components of comprehensive income (loss) consist of the following (in thousands):

                                                             Three Months Ended                Nine Months Ended
                                                                  March 31,                        March 31,
                                                        --------------------------       --------------------------
                                                            1999          1998               1999          1998
                                                            ----          ----               ----          ----
     Net income                                         $     2,180    $    20,741       $    23,610    $    47,863
     Unrealized loss on marketable equity
       securities available-for-sale, net of tax                (66)            --               (66)            --
     Foreign currency translation adjustments                (5,619)        (5,566)           (5,220)       (10,808)
                                                        -----------    -----------       -----------    -----------
     Comprehensive income (loss)                        $    (3,505)   $    15,175       $    18,324    $    37,055
                                                        ===========    ===========       ===========    ===========

     The components of accumulated other comprehensive loss consist of the following (in thousands):

                                                                                  March 31,             June 30,
                                                                                    1999                  1998
                                                                                    ----                  ----
         Foreign currency translation adjustments                                $  (31,104)           $  (25,884)
         Unrealized loss on marketable equity
           securities available-for-sale, net of tax                                    (66)                   --
                                                                                 -----------           -----------
         Total accumulated other comprehensive loss                              $  (31,170)           $  (25,884)
                                                                                 ===========           ===========

7. In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The company must adopt the standard by the beginning of the first quarter of fiscal year 2000. SFAS No. 133 establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments imbedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at their fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The company is currently evaluating the effects of SFAS No. 133 and does not believe that the adoption will have a material effect on the financial statements or results of operations of the company.

8. On July 2, 1997, an initial public offering (IPO) of approximately 4.9 million shares of common stock of JLK Direct Distribution Inc. (JLK), a subsidiary of the company, was consummated at a price of $20.00 per share. JLK's operations consist of the company's wholly owned subsidiary J&L Industrial Supply (J&L) and its Full Service Supply programs. The net proceeds from the offering were approximately $90.4 million and represented approximately 20 percent of JLK's common stock. The transaction has been accounted for as a capital transaction in the consolidated financial statements. The net proceeds were used by JLK to repay $20.0 million of indebtedness related to a dividend to the company and $20.0 million related to intercompany obligations to the company incurred in 1997. The company used these proceeds to repay short-term debt. Pending other uses, the remaining net proceeds were loaned to the company, under an intercompany debt/investment and cash management agreement at a fluctuating rate of interest equal to the company's short-term borrowing costs. The remaining net proceeds of $50.4 million were used to make acquisitions in 1998. The company currently owns approximately 83 percent of the outstanding common stock of JLK due to treasury stock purchases made by JLK since the IPO.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

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

     The allocation of the purchase price to assets acquired and liabilities assumed of Greenfield is as follows (in thousands):

         Working capital, other than cash                                    $    171,710
         Property, plant and equipment                                            167,798
         Other assets                                                               9,246
         Other liabilities                                                        (28,510)
         Long-term debt                                                          (318,146)
         Goodwill                                                                 654,117
                                                                             ------------
         Net purchase price                                                  $    656,215
                                                                             ============

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

                                                                          Nine Months Ended
         (in thousands, except per share data)                             March 31, 1998
                                                                           --------------
         Net sales                                                         $    1,412,227
         Net income                                                                40,289
         Basic earnings per share                                                    1.52
         Diluted earnings per share                                                  1.50

     The pro forma financial information does not purport to present what the company's results of operations would actually have been if the acquisition of Greenfield had occurred on the assumed date, as specified above, or to project the company's financial condition or results of operations for any future period.

     On June 26, 1998, the company sold the Marine Products division of Greenfield, which operated as Rule Industries, Inc. (Rule). The company acquired Rule as part of its acquisition of Greenfield and, for strategic reasons, chose to divest itself of this part of the business. Annual sales of the Marine Products division were approximately $25.0 million. Cash proceeds of $62.1 million were used to reduce a portion of the company's long-term debt incurred in connection with the acquisition of Greenfield (see Note 10).

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

10. In connection with the acquisition of Greenfield, the company entered into a $1.4 billion Bank Credit Agreement (Agreement). Subject to certain conditions, the Agreement permitted term loans of up to $500.0 million and revolving credit loans of up to $900.0 million for working capital, capital expenditures and general corporate purposes. Interest payable under the term loan and revolving credit loans are currently based on LIBOR plus 1.125%. The Agreement also includes a commitment fee on the revolving credit loans of 0.25% of the unused balance.

     The Agreement also contains various restrictive and affirmative covenants requiring the maintenance of certain financial ratios. The term loan is subject to mandatory amortization, which commenced on November 30, 1998 and matures on August 31, 2002. The revolving credit loan also matures on August 31, 2002. During fiscal 1998, the term loan was permanently reduced with the net proceeds received in connection with the issuance of company stock and from the sale of certain assets (see Notes 9 and 11).

11. On March 20, 1998, the company sold 3.45 million shares of common stock resulting in net proceeds of $171.4 million. The proceeds were used to reduce a portion of the company's long-term debt incurred in connection with the acquisition of Greenfield (see Note 10).

12. On January 18, 1999, the company entered into a business cooperation agreement with Toshiba Tungaloy Co., Ltd. (TT) to enhance the global business prospects for metalcutting tools of both companies. The agreement includes various joint activities in areas such as product development, research and development, private labeling, cross-licensing, and sales and marketing. As part of the agreement, the company purchased approximately 4.9% of the outstanding shares of TT in a private transaction from TT's largest shareholder, Toshiba Corporation, for approximately $15.9 million, including the costs of the transaction. In order to enter into this agreement, the company purchased the shares at a predetermined price. In accordance with accounting rules, the company realized a one-time charge of approximately $3.8 million in the March 1999 quarter due to the difference between the cost ($15.9 million) and the fair market value of the securities on the date the securities were purchased ($12.1 million). Due to the provisions of this agreement, the company was not able to record this difference as an asset. This charge has been recorded as a component of selling, marketing and distribution expenses.

     The investment is accounted for as an available-for-sale security under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The unrealized gain or loss on this investment is recorded as a component of accumulated other comprehensive loss, net of tax. The gross unrealized loss on this investment for the three and nine months ended March 31, 1999 is $0.1 million.

13. In March 1999, the company's management completed restructuring plans, including several programs to reduce costs, improve operations and enhance customer satisfaction. The costs accrued for these plans were based on management estimates using the latest information available at the time that the accrual was established. The components of the charges are as follows (in thousands):

                                                                                   Asset
                                                                                Write-Downs &            Initial
                                                                 Total          Other Non-Cash        Restructuring
                                                                Charge           Adjustments            Liability
                                                                ------           -----------            ---------
     Product rationalization                                $       6,900       $       6,900        $           --
     Plant closure                                                  4,200               2,000                 2,200
     Impairment of international operations                         5,800               5,800                    --
     Voluntary early retirement program                             3,937               2,419                 1,518
                                                            -------------       -------------        --------------
              Total                                         $      20,837       $      17,119        $        3,718
                                                            =============       =============        ==============

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     The product rationalization charge represents a write-down of certain product lines that are being discontinued as part of a program to streamline and optimize the company's global metalworking product offering. This charge is net of salvage value and has been recorded as a component of cost of goods sold. Estimated salvage values were based on estimates of proceeds to be realized through the sale of this inventory outside the normal course of business.

     The program will result in a reduction in the number of products offered from 58,000 to 38,000 and is an extension of the company's initiative to reduce the number of its North American warehouses. By streamlining the product offering, the company anticipates it will improve customer service and inventory turnover, allow for more efficient operations, thereby reducing costs and improving capacity utilization, and eliminate redundancy in its product offering. Sales of these products represent less than 5 percent of global metalworking sales. The company is proactively converting customers from these older, less competitive products to newer products.

     The company also initiated plans to close a drill manufacturing plant in Solon, Ohio. The manufacturing of products made at this plant will be relocated to other existing plants in the United States. The closure will eliminate excess capacity at other plant locations and unnecessary overhead at this plant. The company will decommission the existing plant and sell the property in the near future. The charge consists of employee termination benefits for 155 hourly and salaried employees, which is substantially all employees at this plant, and the write-down of assets included in property, plant and equipment, net of salvage value.

     The costs resulting from the relocation of employees, hiring and training new employees and other costs resulting from the temporary duplication of certain operations have not been included in this charge and will be included in operating expenses as incurred. The costs related to these items are estimated to be approximately $2.7 million and will be incurred through fiscal 2000.

     An asset impairment charge was recorded to write-down, to fair market value, an investment in and net receivables from certain international operations in emerging markets as a result of changing market conditions in the regions these operations serve. In the March 1999 quarter, the company completed a study to evaluate the majority of these operations, the markets for these products, and the current economic situation in these regions, and to provide recommendations for solving operational concerns. As a result of this study and continued economic deterioration in these regions, the company determined that the carrying amount of its investment in and net receivables from these operations would not be recoverable.

     A voluntary early retirement benefit program was offered to and accepted by 34 domestic employees. In exchange for their retirement, the company will provide those employees pension and health benefits that would have been earned by the employees through their normal retirement date. As a result of providing these additional pension benefits, approximately $2.4 million of the total cost was funded through the company's overfunded pension plan. There are no tax benefits associated with this cost as the company may only deduct actual cash payments made to the pension plan.

     The charges for the plant closure, the write-down of the investment in and net receivables from certain international operations, and the voluntary early retirement benefit program are recorded as the restructuring and asset impairment charges.

     The costs charged against the restructuring cost accrual as of March 31, 1999 were as follows (in thousands):

                                                        Beginning         Cash                                 Ending
                                                         Accrual      Expenditures        Adjustments          Accrual
                                                         -------      ------------        -----------          -------
     Plant closure                                   $       2,200    $           --   $             --    $       2,200
     Voluntary early retirement program                      1,518                --                 --            1,518
                                                     -------------    --------------   ----------------    -------------
         Total                                       $       3,718    $           --   $             --    $       3,718
                                                     =============    ==============   ================    =============

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS

SALES AND EARNINGS

During the quarter ended March 31, 1999, consolidated sales were $479.1 million, a decline of 4 percent from $496.6 million in the same quarter last year. Excluding acquisitions, sales were 10 percent lower due to reduced industrial demand of the company's metalworking products in North America.

Net income for the quarter ended March 31, 1999, was $2.2 million, or $0.07 per share, as compared with net income of $20.7 million, or $0.76 per share in the same quarter last year. The results for the quarter ended March 31, 1999 were reduced by approximately $24.6 million, or $0.51 per share, including $20.8 million, or $0.44 per share, related to special charges for operational improvement programs, and $3.8 million, or $0.07 per share, related to a one-time charge incurred in the acquisition of 4.9 percent of Toshiba Tungaloy stock.

Excluding these charges for the March 1999 quarter, net income was primarily affected by lower sales in traditional Kennametal markets and a less favorable sales mix. This was partially offset by significant cost control and cost-reduction actions.

During the nine-month period ended March 31, 1999, consolidated sales were $1,444.3 million, up 23 percent from $1,177.4 million last year. Net income was $23.6 million or $0.79 per share, compared to $47.9 million or $1.78 per share last year.

The following table presents the Company's sales (in thousands):

                                            Three Months Ended                           Nine Months Ended
                                                 March 31,                                   March 31,
                                   ------------------------------------     --------------------------------------
                                      1999          1998       % Change         1999          1998       % Change
                                      ----          ----       --------         ----          ----       --------
Sales(1):
Metalworking:
  North America                    $   91,335    $   109,076     (16)%     $    276,236  $    309,732      (11)%
  Europe                               74,989         69,590       8            220,452       190,411       16
  Asia Pacific                         10,171          8,711      17             29,048        32,235      (10)
Industrial Products                    81,109         95,167     (15)           258,026       128,128      101
JLK/Industrial Supply                 134,172        107,332      25            393,454       291,249       35
Engineered Products & Other            43,240         61,630     (30)           133,577        98,351       36
Mining and Construction                44,035         45,079      (2)           133,498       127,319        5
                                   ----------    -----------    ------     ------------  ------------     ------
  Net sales                        $  479,051    $   496,585      (4)%     $  1,444,291  $  1,177,425       23%
                                   ==========    ===========    ======     ============  ============     ======

By Geographic Area:
Within the United States           $  318,392    $   335,434      (4)%     $    970,593  $    784,611       24%
International                         160,659        161,151      --            473,698       392,814       21
                                   ----------    -----------    ------      -----------   -----------     ------
  Net sales                        $  479,051    $   496,585      (4)%     $  1,444,291  $  1,177,425       23%
                                   ==========    ===========    ======     ============  ============     ======

     (1) Certain amounts in prior period sales have been reclassified to conform to the current year presentation.

METALWORKING

During the March 1999 quarter, sales in the North America Metalworking market decreased 16 percent from the previous year due to reduced demand by customers in most markets, except for the automotive market. The metalworking market continues to be adversely affected by reduced demand in the oil field services, agriculture and construction equipment, light engineering and several other sectors. Sales of Kennametal traditional metalcutting products sold through all sales channels in North America decreased 12 percent during the quarter.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

Sales in the Europe Metalworking market grew 8 percent over the same quarter of a year ago due to acquisitions, favorable foreign currency translation effects and improved demand in the automotive and aerospace markets. Sales to most other sectors were down. Favorable foreign currency translation effects were 4 percent during the quarter. The acquisition-related sales were a result of the company's July 1, 1998 purchase of an increased ownership of affiliated companies in Italy.

In the Asia Pacific Metalworking market, sales rose 12 percent on a local currency basis during the quarter. Sales were positively affected by increased global demand in the automotive market. Favorable foreign currency translation effects were 5 percent of the increase in sales in this market.

For the nine-month period ended March 31, 1999, sales in the North America Metalworking market decreased 11 percent and sales in the Europe Metalworking market increased 16 percent due to the factors mentioned above. Sales in the Asia Pacific Metalworking market decreased 10 percent due to weak economic conditions across most Asia Pacific countries.

INDUSTRIAL PRODUCTS

Sales of Industrial Products declined 15 percent due to reduced industrial demand in North America, partially offset by increased demand of industrial products sold in consumer markets as a result of new sales programs.

For the nine-month period ended March 31, 1999, sales of Industrial Products increased due to the inclusion of five additional months of sales related to the acquisition of Greenfield. On a comparable basis, demand for Greenfield Industrial Products declined 11 percent from a year ago due to the factors mentioned above.

JLK/INDUSTRIAL SUPPLY

Sales at JLK rose 25 percent primarily because of acquisitions. Excluding the effects of acquisitions, sales at JLK declined 4 percent primarily due to continued weakness in the oil field services and other markets. This was partially offset by higher sales from the addition of new Full Service Supply programs. Full Service Supply was awarded new contracts covering 10 plant sites in the United States during this quarter.

For the nine-month period ended March 31, 1999, sales in the Industrial Supply market increased 35 percent due to the factors mentioned above.

ENGINEERED PRODUCTS & OTHER

Sales in the Engineered Products & Other markets declined 30 percent during the quarter due to continued weak market conditions in the oil field services industry and in electronic circuit board manufacturing. Sales were also affected by the divestiture of the marine products business. Excluding this divestiture, sales of Engineered Products & Other declined 22 percent.

For the nine-month period ended March 31, 1999, sales of Engineered Products & Other increased due to the inclusion of five additional months of sales related to the acquisition of Greenfield, partially offset by the divestiture of the marine products business in June 1998. On a comparable basis, demand for Engineered Products & Other declined 19 percent from a year ago due to the factors mentioned above.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

MINING AND CONSTRUCTION

During the March 1999 quarter, sales in the Mining and Construction market declined 2 percent from a year ago as a result of weaker demand for mining tools and metallurgical powders used in the oil field services industry. This was partially offset by increased sales of construction tools due to a strong start to the construction season.

For the nine-month period ended March 31, 1999, sales in the Mining and Construction market increased 5 percent due to the Greenfield acquisition, partially offset by the factors mentioned above.

GROSS PROFIT MARGIN

The gross profit margin for the March 1999 quarter was 36.2 percent as compared with 40.3 percent in the prior year. The gross margin in the current year was affected by a $6.9 million charge related to the implementation of a new program to streamline and optimize the global metalworking product offering. Excluding this charge, the gross margin would have been 37.6 percent. The gross profit margin was affected by an unfavorable sales mix, lower production levels and costs associated with plant consolidations and rearrangements.

For the nine-month period ended March 31, 1999, the gross profit margin was 36.9 percent, compared with 41.0 percent last year due to lower-margin sales from acquired companies and the factors mentioned above.

OPERATING EXPENSES

For the March 1999 quarter, operating expenses as a percentage of sales were
26.6 percent compared to 26.2 percent last year. Operating expenses for the current quarter include a charge of $3.8 million that the company recorded on its purchase of 4.9 percent of Toshiba Tungaloy stock due to the difference between the cost and the fair market value of the securities on the date the securities were purchased. Excluding the effect of this charge, the operating expense ratio would have been 25.8 percent. Operating expenses decreased significantly due to the company's on-going efforts to control costs.

For the nine-month period ended March 31, 1999, the operating expenses as a percentage of sales were 27.5 percent, compared with 28.6 percent last year. On an absolute dollar basis, the increase in operating expenses is attributable to acquisitions, the JLK expansion program, including costs to relocate JLK's office and warehouse in the United Kingdom, the charge recorded on the purchase of Toshiba Tungaloy stock, facility rationalizations and other programs. These increases were partially offset by cost-reduction actions implemented in November 1998 and continued cost control. Additionally, amortization of intangibles increased approximately $9.6 million related primarily to the acquisition of Greenfield and other companies.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

In March 1999, the company's management completed restructuring plans, including several programs to reduce costs, improve operations and enhance customer satisfaction. The costs accrued for these plans were based on management estimates using the latest information available at the time that the accrual was established. The components of the charges are as follows (in thousands):

                                                                                    Asset
                                                                                Write-Downs &            Initial
                                                                Total          Other Non-Cash         Restructuring
                                                               Charge            Adjustments            Liability
                                                               ------            -----------            ---------
     Product rationalization                                $       6,900       $       6,900        $           --
     Plant closure                                                  4,200               2,000                 2,200
     Impairment of international operations                         5,800               5,800                    --
     Voluntary early retirement program                             3,937               2,419                 1,518
                                                            -------------       -------------        --------------
              Total                                         $      20,837       $      17,119        $        3,718
                                                            =============       =============        ==============

The product rationalization charge represents a write-down of certain product lines that are being discontinued as part of a program to streamline and optimize the company's global metalworking product offering. This charge is net of salvage value and has been recorded as a component of cost of goods sold. Estimated salvage values were based on estimates of proceeds to be realized through the sale of this inventory outside the normal course of business.

The program will result in a reduction in the number of products offered from 58,000 to 38,000 and is an extension of the company's initiative to reduce the number of its North American warehouses. By streamlining the product offering, the company anticipates it will improve customer service and inventory turnover, allow for more efficient operations, thereby reducing costs and improving capacity utilization, and eliminate redundancy in its product offering. Sales of these products represent less than 5 percent of global metalworking sales. The company is proactively converting customers from these older, less competitive products to newer products.

The company also initiated plans to close a drill manufacturing plant in Solon, Ohio. The manufacturing of products made at this plant will be relocated to other existing plants in the United States. The closure will eliminate excess capacity at other plant locations and unnecessary overhead at this plant. The company will decommission the existing plant and sell the property in the near future. The charge consists of employee termination benefits for 155 hourly and salaried employees, which is substantially all employees at this plant, and the write-down of assets included in property, plant and equipment, net of salvage value.

The costs resulting from the relocation of employees, hiring and training new employees and other costs resulting from the temporary duplication of certain operations have not been included in this charge and will be included in operating expenses as incurred. The costs related to these items are estimated to be approximately $2.7 million and will be incurred through fiscal 2000.

An asset impairment charge was recorded to write-down, to fair market value, an investment in and net receivables from certain international operations in emerging markets as a result of changing market conditions in the regions these operations serve. In the March 1999 quarter, the company completed a study to evaluate the majority of these operations, the markets for these products, and the current economic situation in these regions, and to provide recommendations for solving operational concerns. As a result of this study and continued economic deterioration in these regions, the company determined that the carrying amount of its investment in and net receivables from these operations would not be recoverable.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

A voluntary early retirement benefit program was offered to and accepted by 34 domestic employees. In exchange for their retirement, the company will provide those employees pension and health benefits that would have been earned by the employees through their normal retirement date. As a result of providing these additional pension benefits, approximately $2.4 million of the total cost was funded through the company's overfunded pension plan. There are no tax benefits associated with this cost as the company may only deduct actual cash payments made to the pension plan.

The charges for the plant closure, the write-down of the investment in and net receivables from certain international operations, and the voluntary early retirement benefit program are recorded as the restructuring and asset impairment charges.

The costs charged against the restructuring cost accrual as of March 31, 1999 were as follows (in thousands):

                                                        Beginning         Cash                                Ending
                                                         Accrual       Expenditures      Adjustments          Accrual
                                                         -------       ------------      -----------          -------
Plant closure                                        $       2,200    $           --   $             --    $       2,200
Voluntary early retirement program                           1,518                --                 --            1,518
                                                     -------------    --------------   ----------------    -------------
     Total                                           $       3,718    $           --   $             --    $       3,718
                                                     =============    ==============   ================    =============

INTEREST EXPENSE

Interest expense in the March 1999 quarter declined to $18.0 million as a result of lower borrowing rates coupled with lower average borrowings during the quarter. For the nine-month period ended March 31, 1999, interest expense was $53.2 million, compared with $40.6 million last year due to higher average borrowings in fiscal 1999.

OTHER EXPENSE

Other expense for the three and nine months ended March 31, 1998 included the write-off of deferred financing costs related to the cancelled January 1998 debt and equity offerings. These costs, which totaled $4.6 million, included the termination of a treasury lock hedge that amounted to $3.5 million and the write-off of other related offering expenses of $1.1 million.

INCOME TAXES

The effective tax rate for the March 1999 quarter was 41.8 percent compared to an effective tax rate of 42.5 percent in the third quarter of a year ago. For the nine-month periods ended March 31, 1999 and 1998, the effective tax rate was
42.5 percent.

LIQUIDITY AND CAPITAL RESOURCES

The company's cash flow from operations is the primary source of financing for capital expenditures and internal growth. During the nine months ended March 31, 1999, the Company generated $89.9 million in cash from operations. The increase in cash provided by operations compared to the same period a year ago resulted primarily from higher noncash items and lower working capital requirements, offset in part by lower net income.

Net cash used for investing activities was $91.0 million. Compared to the prior year, the decrease in net cash used for investing activities was due to reduced acquisition activity offset by increased expenditures to upgrade machinery and equipment and to acquire additional client-server information systems. The company also purchased approximately 4.9% of the outstanding shares of Toshiba Tungaloy in fiscal 1999.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

Net cash used for financing activities was $0.6 million. The decrease in net cash from financing activities was a result of lower borrowings compared to fiscal 1998, which included the financing of the Greenfield acquisition. The company also received net proceeds from the issuance and sale of its common stock and from the sale of the common stock of the company's JLK subsidiary in fiscal 1998.

On January 18, 1999, the company entered into a business cooperation agreement with Toshiba Tungaloy Co., Ltd. (TT) to enhance the global business prospects for metalcutting tools of both companies. The agreement includes various joint activities in areas such as product development, research and development, private labeling, cross-licensing, and sales and marketing. As part of the agreement and as is customary in Japan as a sign of good faith, the company purchased approximately 4.9% of the outstanding shares of TT in a private transaction from TT's largest shareholder, Toshiba Corporation, for approximately $15.9 million, including the costs of the transaction. In order to enter into this agreement, the company purchased the shares at a predetermined price. In accordance with accounting rules, the company realized a one-time charge of approximately $3.8 million in the March 1999 quarter due to the difference between the cost ($15.9 million) and the fair market value of the securities on the date the securities were purchased ($12.1 million). Due to the provisions of this agreement, the company was not able to record this difference as an asset. This charge has been recorded as a component of selling, marketing and distribution expenses. This transaction was financed through the borrowing of Japanese yen under a new credit line.

The intentions of the companies are to make the business cooperation agreement successful and to develop a strong working relationship that will benefit both companies in the future. The company will periodically evaluate the progress made under this agreement and its current ownership position in TT to ensure both are aligned with the company's operational and financial goals.

FINANCIAL CONDITION

Total assets were $2.2 billion at March 31, 1999, up 1.6 percent from $2.1 billion at June 30, 1998. Net working capital was $446.5 million, an increase of
1.1 percent from $441.8 million at June 30, 1998. The ratio of current assets to current liabilities was 2.1 as of March 31, 1999 and 2.2 as of June 30, 1998. The total debt-to-total-capital ratio was 55.3 percent as of March 31, 1999 and
55.4 percent as of June 30, 1998.

YEAR 2000

Management believes that the company has substantially mitigated its exposure relative to year 2000 issues for both information and non-information technology systems. The company initiated a program beginning in 1996 to assess the exposure to the year 2000 issue, and to prepare its computer systems, computer applications and other systems for the year 2000. A management committee actively monitors the status of the readiness program of each of the company's business units. The company has currently completed more than 85 percent of the tasks identified to remediate the year 2000 exposure, with the majority of the remaining tasks targeted for June 1999 completion. The information systems being utilized by the company that were not year 2000 compliant were either replaced with a compliant system, or are in the process of being modified to become compliant.

Year 2000 exposure related to information systems has been substantially mitigated throughout key metalworking and mining and construction operations through the implementation of SAP R3 for most business processes. In efforts to manage other business processes on year 2000 compliant information systems, the company is implementing Manugistics to manage inventory and replenishment and the Human Resources module of SAP. These systems are to be fully implemented by June 30, 1999.

The company is in the process of modifying existing non-compliant business systems in the industrial product and engineered product operations to ensure these operations are supported by a year 2000 compliant information system. These modifications are expected to be completed and tested by June 1999. Management intends to implement SAP R3 in these operations in the future.

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

The company also has substantially completed an assessment of the impact of this issue on its non-information technology systems, including the company's personal computers, embedded technology in manufacturing and processing equipment and tooling, and other non-information technology items, and has determined that the majority of these systems are year 2000 compliant. The company has identified a few non-information systems, critical to the manufacturing operations, as non-year 2000 compliant and is currently replacing these systems with year 2000 compliant systems. The company is currently taking action to remedy these other non-compliant systems through replacement of or modification to the existing systems. Such remedies will be tested for year 2000 compliance prior to June 30, 1999. Other systems that have been identified as not year 2000 compliant are not considered "mission critical" systems to the overall manufacturing operations, however, management expects to remedy these systems by June 1999. Contingency plans include shifting production processes to year 2000 compliant manufacturing operations. The company does not anticipate employing this contingency plan.

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

Cash flows from operations have provided, and should continue to provide, funding for these expenditures. The majority of these costs were incurred in 1997 and 1996. Total expenditures expected to be incurred in fiscal 1999 and fiscal 2000 are estimated to be approximately $12.0 and $5.0 million, respectively, related to the year 2000 issues. Expenditures incurred in fiscal 1999 to date approximate $10.2 million, over half of which relate to computer hardware and software licenses.

Management believes the most significant impact of the year 2000 issue could be an interrupted supply of goods and services from the company's vendors. The company has an ongoing effort to gain assurances and certifications of suppliers' readiness programs. To date, the results of this effort indicate that the company's suppliers should be able to provide the company with sufficient goods and services in the year 2000. To mitigate this risk, the company is modestly increasing safety stock of critical materials and supplies. The company will continue to expand its efforts to ensure that major third-party businesses and public and private providers of infrastructure services, such as utilities, communications services and transportation, also will be prepared for the year 2000, and will address any failures on their part to become year 2000 compliant. Contingency plans may include purchasing raw materials and supplies from alternate certified vendors and a further increase of safety stock of critical materials and supplies. The company does not anticipate employing this contingency plan.

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

CONVERSION TO THE EURO CURRENCY

On January 1, 1999, certain members of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, the Euro. The company conducts business in member countries. The transition period for the introduction of the Euro will be between January 1, 1999 and June 30, 2002. The company has been addressing the issues involved with the introduction of the Euro. Where considered necessary, the company's current business systems support this new currency, and therefore, the company has the ability to perform transactions denominated in the Euro. Other than the costs associated with the new systems as part of the year 2000 remediation, there were no additional costs incurred by the company as a result of this conversion.

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

OUTLOOK

In looking ahead to the remainder of fiscal 1999, management expects the short-term outlook for demand for the company's products to be unchanged, though the company will remain focused on controlling costs and improving the balance sheet. As a whole, the company's end markets in North America appear to have stabilized. The company remains cautious about the European economy for the remainder of fiscal 1999. The company's results will continue to benefit from the cost-reduction actions and additional cost reduction programs announced this quarter.

This Form 10-Q contains "forward-looking statements" as defined by Section 21E of the Securities Exchange Act of 1934. Actual results may differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, the extent that the economic conditions in the United States and Europe, and to a lesser extent Asia Pacific, are not sustained, risks associated with integrating businesses, demands on management resources, risks associated with international markets such as currency exchange rates and competition, the effect of third party or company failures to achieve timely remediation of year 2000 issues, and the effect of the conversion to the Euro on the company's operations. The company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances occurring after the date hereof.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION
--------------------------------------------------------------------------------

Effective July 1, 1999, the company's Board of Directors has elected Markos I. Tambakeras president and chief executive officer to succeed Robert L. McGeehan who will retire June 30, 1999. Tambakeras has been president of the Industrial Control Business of Honeywell Inc. since 1997.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


         (a)      Exhibits

                  (10)   Material Contracts

                           10.1 Amendment to Credit Agreement with Mellon Bank, N.A. and various creditors dated as of March 31, 1999. Filed herewith.

                  (27) Financial Data Schedule for nine months ended March 31, 1999, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

         (b)      Reports on Form 8-K

                  A report on Form 8-K was filed on March 23, 1999 regarding the announcement that Kennametal President and CEO Robert L. McGeehan will retire from the company effective July 1, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    KENNAMETAL INC.



     Date:    May 13, 1999                   By:     /s/ FRANK P. SIMPKINS
                                                    ----------------------------
                                                    Frank P. Simpkins
                                                    Corporate Controller and
                                                    Chief Accounting Officer