Form 10-K405
period 1999-06-30
KENNAMETAL INC
filed 1999-09-22
CIK 55242

================================================================================

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of August 31, 1999, the aggregate market value of the registrant's Capital Stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $599,500,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant's Capital Stock have been deemed affiliates.

As of August 31, 1999, there were 30,116,071 shares of Capital Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1999 Annual Report to Shareowners are incorporated by reference into Parts I, II and IV.

Portions of the Proxy Statement for the 1999 Annual Meeting of Shareowners are incorporated by reference into Parts III and IV.

================================================================================

                                TABLE OF CONTENTS


Item No.                                                                                                   Page
--------                                                                                                   ----
                                                          PART I

    1.     Business......................................................................................    1
    2.     Properties....................................................................................    9
    3.     Legal Proceedings.............................................................................   10
    4.     Submission of Matters to a Vote of Security Holders...........................................   10
           Officers of the Registrant....................................................................   11


                                                          PART II

    5.     Market for the Registrant's Capital Stock and Related Shareowner Matters......................   14
    6.     Selected Financial Data.......................................................................   14
    7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.........   14
   7a.     Quantitative and Qualitative Disclosure About Market Risk.....................................   14
    8.     Financial Statements and Supplementary Data...................................................   14
    9.     Changes in and Disagreements on Accounting and Financial Disclosure...........................   14


                                                         PART III

   10.     Directors and Executive Officers of the Registrant............................................   15
   11.     Executive Compensation........................................................................   15
   12.     Security Ownership of Certain Beneficial Owners and Management................................   15
   13.     Certain Relationships and Related Transactions................................................   15


                                                          PART IV

   14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................   16

                                     PART I

ITEM 1. BUSINESS

Overview

Kennametal Inc. was incorporated in Pennsylvania in 1943. Kennametal Inc. and subsidiaries (Kennametal or the company) is a vertically integrated manufacturer and marketer of consumable tools and related supplies for the metalworking, mining and highway construction industries, as well as specially engineered products for a variety of other industries. Kennametal specializes in developing and manufacturing metalcutting tools and wear-resistant parts using a specialized type of powder metallurgy. Kennametal's metalcutting tools are made of cemented tungsten carbides, ceramics, cermets, high-speed steel and other hard materials. Kennametal also manufactures and markets a complete line of toolholders, toolholding systems and rotary cutting tools by machining and fabricating steel bars and other metal alloys. The company, through its subsidiary JLK Direct Distribution Inc., also is one of the largest suppliers of metalworking consumables and related products in the United States. Kennametal also manufactures tungsten carbide products used in engineered applications, mining and highway construction, and other similar applications, including circuit board drills, compacts and metallurgical powders.

During 1998, the company expanded its metalworking focus by acquiring Greenfield Industries, Inc. (Greenfield), a leading worldwide manufacturer of consumable cutting tools and related products used in a variety of industrial, electronics, energy and construction, engineered and consumer markets. Greenfield manufactures a complete line of high-speed steel and tungsten carbide products, including drills; endmills; taps and dies and fixed limit gages; products used in oil and gas drilling; carbide drills, endmills and routers used to make printed circuit boards for the electronics industry; and "made-to-order" tungsten carbide parts for demanding wear applications such as plastics processing, tool and die manufacturing and petroleum flow control. The company also manufactures cutting tools, drill bits, saw blades and other tools for builders, contractors, mechanics and "do-it-yourselfers."

This Form 10-K contains "forward-looking statements" as defined by Section 21E of the Securities Exchange Act of 1934. Actual results may materially differ from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, the extent that the economic conditions in the United States, Europe and, to a lesser extent, Asia Pacific are not sustained, risks associated with integrating businesses, demands on management resources, risks associated with international markets such as currency exchange rates and competition, risks associated with environmental remediation, the effect of third party or company failures to achieve timely remediation of year 2000 issues, and the effect of the conversion to the Euro on the company's operations. The company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances occurring after the date hereof.

Business Segment Review

The company reports three worldwide segments consisting of Metalworking; Industrial Supply; and Engineered Products, Mining & Construction and Other (EM&O). Segment selection was based upon the internal organizational structure, the way in which management organizes segments for making operating decisions and assessing performance, the availability of separate financial results, and materiality considerations. The company's sales and operating income by segment are presented on pages 11 through 14 of the 1999 Annual Report to Shareowners, and such information is incorporated herein by reference. Additional information about the company's operations and assets by segment and geographic area is presented on pages 39 through 41 of the 1999 Annual Report to Shareowners, and such information is incorporated herein by reference.

Metalworking

In the Metalworking segment, Kennametal markets, manufactures and distributes a full line of products and services for the metalworking industry. The company provides consumable metalcutting tools and tooling systems to manufacturing companies in a wide range of industries throughout the world. Metalcutting operations include turning, boring, threading, grooving, milling and drilling.

A Kennametal tooling system consists of a steel toolholder and an indexable cutting tool such as an insert or drill made from cemented tungsten carbides, ceramics, cermets, high-speed steel and other hard materials. During a metalworking operation, the toolholder is positioned in a machine tool that provides the turning power. While the workpiece or toolholder is rapidly rotating, the cutting tool insert or drill contacts the workpiece and cuts or shapes the workpiece. The cutting tool insert or drill is consumed during use and must be replaced periodically.

With a multi-channel, global marketing organization and operations worldwide, the company believes it is the largest North American and the second largest global provider of consumable metalcutting tools and supplies. The company also manufactures cutting tools, drill bits, saw blades and other tools for the consumer market which are marketed under private label and other proprietary brands.

Industrial Supply

This segment represents the sales of industrial supply products through Kennametal's subsidiary, JLK Direct Distribution Inc. (JLK). JLK distributes a broad range of metalworking consumables and related products to customers in the United States, offering a full line of metalcutting tools, abrasives, drills, machine tool accessories, hand tools and other supplies used in metalcutting operations. The majority of industrial supplies distributed by JLK are purchased from other manufacturers, although the industrial supply product offering does include Kennametal-manufactured items.

To meet the varying needs of small-, medium- and large-sized customers, sales of metalworking consumable products are derived through a direct-marketing program, including mail-order catalogs and retail showrooms, a direct field sales force, and integrated supply programs or Full Service Supply (FSS) programs. The direct-marketing program and the direct field sales force serve customers of any size. Through FSS programs, medium- and large-sized industrial manufacturers engage JLK to carry out all aspects of complex metalworking supply processes, including needs assessment, cost analysis, procurement planning, supplier selection, "just-in-time" restocking of supplies and ongoing technical support. JLK also conducts its direct-marketing program for small- and medium-sized customers in the United Kingdom and Germany.

Engineered Products, Mining & Construction and Other

This segment's principal business is the production and sale of tungsten carbide products used in engineered applications, mining and highway construction and other similar applications, including circuit board drills, compacts and metallurgical powders. These products have technical commonality to the company's core metalworking products.

The company is a leading manufacturer of carbide products used in engineered product applications. The company also makes industrial wear-resistant parts for use in abrasive environments and specialty applications such as plastics processing, tool and die manufacturing and petroleum flow control.

Mining and highway construction cutting tools are fabricated from steel parts and tipped with cemented carbide. Mining tools, used primarily in the coal industry, include longwall shearer and continuous miner drums, blocks, conical bits, drills, pinning rods, augers and a wide range of mining tool accessories. Highway construction cutting tools include carbide-tipped bits for ditching, trenching and road planing, grader blades for site preparation and routine roadbed control, and snowplow blades and shoes for winter road plowing.

The company manufactures and distributes compacts for mining, quarrying, water-well drilling and oil and gas exploration. The company believes that it is the largest independent supplier of oil field compacts in the world. Compacts are the cutting edges of oil well drilling bits, which are commonly referred to as "rock bits."

The company produces proprietary tungsten carbide metallurgical powders for use as a basic material in many of its metalworking, mining and highway construction products. In addition, the company produces a variety of metallurgical powders and related materials for specialized markets. These products include intermediate carbide powders, hardfacing materials and matrix powders that are sold to manufacturers of cemented carbide products, oil and gas drilling equipment and diamond drill bits.

International Operations

The company's principal international operations are conducted in Western Europe, Canada, South Africa and Mexico. In addition, the company has joint ventures in China, Poland and Russia, manufacturing and/or sales subsidiaries in Israel, South America and in the Asia Pacific region, and sales agents and distributors in Eastern Europe and other areas of the world.

The company's international operations are subject to the usual risks of doing business in those countries, including currency fluctuations and changes in social, political and economic environments. In management's opinion, the company's business is not materially dependent upon any one international location involving significant risk.

The company's international assets and sales are presented on page 41 of the 1999 Annual Report to Shareowners, and such information is incorporated herein by reference. Information pertaining to the effects of foreign currency fluctuations is contained under the caption "Market Risk" in Management's Discussion and Analysis on pages 18 and 19 of the 1999 Annual Report to Shareowners and under the caption "Foreign Currency Translation" in the notes to the consolidated financial statements on page 28 of the 1999 Annual Report to Shareowners. Such information is incorporated herein by reference.

Information pertaining to the effects of the conversion to the European Union's common currency, the Euro, is contained under the caption "Conversion to the Euro Currency" in Management's Discussion and Analysis on page 20 of the 1999 Annual Report to Shareowners, and such information is incorporated herein by reference.

Marketing and Distribution

The company's products are sold primarily through the following distinct sales channels: (i) a direct sales force, (ii) JLK's FSS programs, (iii) retail showrooms, (iv) mail-order catalogs, (v) a network of independent distributors and sales agents in the United States and certain international markets, and
(vi) the Internet. The company's manufactured products are sold to end users through a direct sales force and a network of independent distributors. Service engineers and technicians directly assist customers with product design, selection and application. In addition, Kennametal-manufactured products, together with a broad range of purchased products, are sold through JLK's FSS programs, retail showrooms, mail-order catalogs and the Internet.

The company's products are marketed under various trademarks and tradenames, such as Kennametal*, Hertel*, the letter K combined with other identifying letters and/or numbers*, Block Style K*, Kendex*, Kenloc*, KennaMAX*, Top Notch*, Erickson*, Kyon*, KM*, Drill-Fix*, Fix-Perfect*, Disston*, Chicago Latrobe*, Putnam*, Greenfield*, RTW* and Cleveland*. The company also sells products to customers who resell such products under the customers' names or private labels.

Raw Materials and Supplies

Major metallurgical raw materials consist of ore concentrates, compounds and secondary materials containing tungsten, tantalum, titanium, niobium and cobalt. Although these raw materials are in relatively adequate supply, major sources are located abroad and prices at times have been volatile. For these reasons, the company exercises great care in the selection, purchase and inventory availability of these materials. The company also purchases steel bars and forgings for making toolholders, high-speed steel and other tool parts, rotary cutting tools and accessories. Products purchased for use in manufacturing processes and for resale are obtained from thousands of suppliers located in the United States and abroad.

Research and Development

The company is involved in research and development of new products and processes. Research and development expenses totaled $18.8 million, $20.4 million and $24.1 million in 1999, 1998 and 1997, respectively. Additionally, certain costs associated with improving manufacturing processes are included in cost of goods sold. The company holds a number of patents and licenses, which, in the aggregate, are not material to the operation of the business.

The company has brought a number of new products to market during the past few years. These include metalcutting inserts and drills that incorporate innovative tool geometries or compositions for improved chip control and productivity as well as new mining and highway construction tools and toolholders. In 1999, the company introduced five new turning geometry families, representing over 150 specific insert sizes and shapes for the machining of low carbon, alloy, and stainless steels along with various high temp alloys. These inserts carry unique features indicating application ranges and size designations making selection of the proper insert customer friendly. New compositions introduced in the past year include KC5410*, an aluminum and magnesium alloy turning insert, KC9315*, a cast and ductile iron turning insert, and KC9215*, a turning insert used for finishing stainless steels.

Other metalworking products introduced by Kennametal include new grooving systems, zero-degree milling cutters and associated inserts, roughing and finishing carbide endmills for faster machining of steel, titanium and aluminum, and airframe milling cutters designed to improve machining dynamics and increase metalcutting rates for machining aluminum and titanium. In 1999, mining and construction introduced a quick-change toolholding system, which increases customer productivity by reducing part replacement while mining or asphalt milling.





*  Trademark owned by Kennametal Inc. or a subsidiary of Kennametal Inc.

Seasonality

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

Competition

Kennametal is one of the world's leading producers of cemented carbide tools and high-speed steel tools, and maintains a strong competitive position, especially in North America and Europe. There is active competition in the sale of all products made by the company, with approximately 30 companies engaged in the cemented tungsten carbide business in the United States and many more outside the United States. Several competitors are divisions of larger corporations. In addition, several hundred fabricators and toolmakers, many of whom operate out of relatively small shops, produce tools similar to those made by the company and buy the cemented tungsten carbide components for such tools from cemented tungsten carbide producers, including the company. Major competition exists from both U.S.-based and international-based concerns. In addition, the company competes with thousands of industrial supply distributors.

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

Regulation

Compliance with government laws and regulations pertaining to the discharge of materials or pollutants into the environment or otherwise relating to the protection of the environment did not have a material effect on the company's capital expenditures, earnings or competitive position for the years covered by this report, nor is such compliance expected to have a material effect in the future.

The company has been involved in various environmental cleanup and remediation activities at several of its manufacturing facilities. In addition, the company is currently named as a potentially responsible party at two Superfund sites in the United States. However, it is management's opinion, based on its evaluations and discussions with outside counsel and independent consultants, that the ultimate resolution of these environmental matters will not have a material adverse effect on the results of operations, financial position or cash flows of the company.

The company maintains a Corporate Environmental, Health and Safety (EH&S) Department as well as an EH&S Policy Committee to ensure compliance with environmental regulations and to monitor and oversee remediation activities. In addition, the company has established an EH&S administrator at each of its domestic manufacturing facilities. The company's financial management team periodically meets with members of the Corporate EH&S Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly and annual basis, management establishes or adjusts financial provisions and reserves for environmental contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies."

Stock Issuances

On March 20, 1998, the company sold 3.45 million shares of common stock resulting in net proceeds of $171.4 million. The proceeds were used to reduce a portion of the company's long-term debt incurred in connection with the acquisition of Greenfield.

On July 2, 1997, an initial public offering (IPO) of approximately 4.9 million shares of Class A Common Stock of JLK was consummated at a price of $20.00 per share. JLK operates the industrial supply operations consisting of the company's wholly owned J&L America, Inc. subsidiary and its FSS programs. The net proceeds from the offering were $90.4 million and represented the sale of approximately 20 percent of JLK's common stock. The net proceeds were used by JLK to repay $20.0 million of indebtedness related to a dividend to the company and $20.0 million related to intercompany obligations to the company incurred in 1997. The company used these proceeds to repay short-term debt. JLK used the remaining net proceeds of $50.4 million from the offering during 1998 to make acquisitions. The company's ownership in JLK increased to approximately 83 percent due to treasury stock purchases made by JLK since the IPO. The company currently intends to retain a majority of both the economic and voting interests of JLK.

Acquisitions

In November 1997, the company completed the acquisition of Greenfield for $1.0 billion. The company acquired all of Greenfield's outstanding common stock for $38.00 per share, and assumed outstanding debt and convertible securities of $320.0 million. Greenfield is a manufacturer of consumable cutting tools and related products used in a variety of industrial, electronics, energy and construction, engineered and consumer markets. The acquisition of Greenfield increased the company's market share in the high-speed rotary steel product markets.

Additionally, the company also has made several other acquisitions in 1999 and 1998 to expand its product offering and distribution channels. All acquisitions were accounted for using the purchase method of accounting.

The company will continue to evaluate new opportunities that allow for the expansion of existing product lines into new market areas, either directly or indirectly through joint ventures, where appropriate.

Employees

The company employed approximately 13,640 persons at June 30, 1999, of which 9,310 were located in the United States and 4,330 in other parts of the world, principally Europe and Asia Pacific. Approximately 2,520 employees were represented by labor unions, of which 830 were hourly-rated employees located at six plants in the United States. The remaining 1,690 employees represented by labor unions were employed at twelve plants located outside of the United States. The company considers its labor relations to be generally good.

Corporate Directory

The following is a summary of the company's consolidated subsidiaries and affiliated companies as of June 30, 1999:

CONSOLIDATED SUBSIDIARIES (% OWNERSHIP, IF LESS THAN 100%)
Project Corporation de Argentina S.A., Argentina
Kennametal Australia Pty. Ltd., Australia
Kennametal Foreign Sales Corporation, Barbados
Kennametal Hertel do Brasil Ltda., Brazil
Kennametal Ltd., Canada
Kennametal Hertel Chile Ltda., Chile
Kennametal (China) Limited, China
Kennametal (Shanghai) Ltd., China
Kennametal Hardpoint (Shanghai) Ltd., China (90%)
Shanxi-Kennametal Mining Cutting Systems Manufacturing
  Company Limited, China (70%)
Xuzhou-Kennametal Mining Cutting Systems Manufacturing
  Company Limited, China (70%)
Kennametal Hertel AG, Germany (96%)
Kennametal Hardpoint, H.K. Ltd., Hong Kong (90%)
Kennametal Ca.Me.S., S.p.A., Italy (61%)
Kennametal Hertel Japan, Ltd., Japan
Kennametal Hertel (Malaysia) Sdn. Bhd., Malaysia
Kennametal de Mexico, S.A. de C.V., Mexico
Kennametal/Becker-Warkop Ltd., Poland (84%)
Kennametal Hertel (Singapore) Pte. Ltd., Singapore
Kennametal South Africa (Proprietary) Limited, South Africa
Kennametal Hertel Korea Ltd., South Korea
Kennametal Hardpoint (Taiwan) Inc., Taiwan (90%)
Kennametal Hertel Co., Ltd., Thailand (75%)
Adaptive Technologies Corp., United States
Circle Machine Company, United States
Greenfield Industries, Inc., United States
JLK Direct Distribution Inc., United States (83%)
Kennametal Financing II Corp., United States
Kennametal Receivables Corporation, United States

CONSOLIDATED SUBSIDIARIES OF KENNAMETAL HERTEL AG (% OWNERSHIP, IF LESS
  THAN 100%)
Kennametal Hertel Belgium S.A., Belgium
Kennametal Hertel EDG Limited, England
Kennametal Hertel Limited, England
Kennametal Hertel France S.A., France
Kennametal Hertel G.m.b.H., Germany
Kennametal Hertel Korea G.m.b.H., Germany
Rubig G.m.b.H. & Co. K.G., Germany
Kennametal Hertel S.p.A., Italy (52%)
Kennametal Hertel Nederland B.V., Netherlands
Nederlandse Hardmetaal Fabrieken B.V., Netherlands
Kennametal Hertel Kesici Takimlar ve Sistemler Anonim Sirketi, Turkey (55%)

CONSOLIDATED SUBSIDIARIES OF JLK DIRECT DISTRIBUTION INC.
J&L America, Inc., United States

CONSOLIDATED SUBSIDIARIES OF J&L AMERICA, INC.
J&L Industrial Supply U.K., England (branch)
J&L Werkzeuge und Industriebedarf G.m.b.H., Germany
Abrasive & Tool Specialties Company, United States
GRS Industrial Supply Company, United States
Production Tools Sales, Inc., United States
Strong Tool Company, United States

CONSOLIDATED SUBSIDIARIES OF GREENFIELD INDUSTRIES, INC.
Greenfield Industries, Incorporated Canada, Canada
Cirbo Limited, England
Hanita Metal Works G.m.b.H., Germany
Kemmer Hartmetallwerkzeuge G.m.b.H., Germany
Kemmer Prazision G.m.b.H., Germany
Hanita Metal Works, Ltd., Israel
Kemmer-Cirbo S.r.L., Italy
Cleveland Twist Drill de Mexico, S.A. de C.V., Mexico
Greenfield Tools de Mexico, S.A. de C.V., Mexico
Herramientas Cleveland, S.A. de C.V., Mexico
Bassett Rotary Tool Company, United States
Carbidie Corporation, United States
Hanita Cutting Tools, Inc., United States
Kemmer International, Inc., United States
Rogers Tool Works, Inc., United States
South Deerfield Industrial, Inc., United States
TCM Europe, Inc., United States

AFFILIATED COMPANIES (% OWNERSHIP)
Kennametal Hertel G. Beisteiner G.m.b.H., Austria (26%)
Birla Kennametal Ltd., India (44%)
Kemmer Japan, Japan (29%)
Wilke Carbide B.V., Netherlands (50%)
PIGMA-Kennametal Joint Venture, Russia (49%)
Carbidie Asia Pacific Pte. Ltd., Singapore (50%)
Kenci, S.A., Spain (20%)
ISIS Informatics Limited, United Kingdom (20%)

ITEM 2. PROPERTIES

The company's principal executive offices are located at 1600 Technology Way, P.O. Box 231, Latrobe, Pennsylvania, 15650. Presented below is a summary of principal manufacturing facilities used by the company and its majority-owned subsidiaries.

         Location                                  Owned/Leased                   Principal Products
         --------                                  ------------                   ------------------
United States:
Bentonville, Arkansas                                   Owned                 Carbide Round Tools
Pine Bluff, Arkansas                                    Leased                High Speed Steel Drills
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
Monticello, Indiana                                     Owned                 Carbide Round Tools
Framingham, Massachusetts                               Leased                Fixed Limited Gages
Greenfield, Massachusetts                               Owned                 High Speed Taps
South Deerfield, Massachusetts                          Leased                Consumer Products
Traverse City, Michigan                                 Owned                 Ceramic Wear Parts
Troy, Michigan                                          Leased                Metalworking Toolholders
Fallon, Nevada                                          Owned                 Metallurgical Powders
Asheboro, North Carolina                                Owned                 High Speed End Mills
Henderson, North Carolina                               Owned                 Metallurgical Powders
Roanoke Rapids, North Carolina                          Owned                 Metalworking Inserts
Orwell, Ohio                                            Owned                 Metalworking Inserts
Solon, Ohio                                             Owned                 Metalworking Toolholders
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
International:
Victoria, Canada                                        Owned                 Wear Parts
Shanghai, China                                         Owned                 Metalworking Inserts
Shanxi, China                                           Owned                 Mining Tools
Xuzhou, China                                           Owned                 Mining Tools
Blaydon, England                                        Leased                Mining Tools
Bodmin, England                                         Owned                 Circuit Board Drills and
                                                                                Routers
Kingswinford, England                                   Leased                Metalworking Toolholders
Sheffield, England                                      Leased                High Speed Steel Drills, Taps
                                                                                 and End Mills
Bordeaux, France                                        Leased                Metalworking Cutting Tools
Ebermannstadt, Germany                                  Owned                 Metalworking Inserts
Mistelgau, Germany                                      Owned                 Metallurgical Powders,
                                                                                 Metalworking Inserts
                                                                                 and Wear Parts
Nabburg, Germany                                        Owned                 Metalworking Toolholders
Schwabisch Gmund, Germany                               Leased                Circuit Board Drills
Vohenstrauss, Germany                                   Owned                 Metalworking Carbide Drills
Schlomi, Israel                                         Owned                 High Speed Endmills
Milan, Italy                                            Owned                 Metalworking Cutting Tools
Pachuca, Mexico                                         Owned                 High Speed Steel Drills
Arnhem, Netherlands                                     Owned                 Wear Products

The company also has a network of warehouses and customer service centers located throughout North America, Western Europe, Asia, South America and Australia, a significant portion of which are leased. The majority of the company's research and development efforts are conducted in a corporate technology center located adjacent to world headquarters in Latrobe, Pennsylvania and in Furth, Germany.

All significant properties are used in the company's business of powder metallurgy, tools, tooling systems and supplies. The company's production capacity is adequate for its present needs. The company believes that its properties have been adequately maintained, are generally in good condition and are suitable for the company's business as presently conducted.


ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than litigation incidental to the ordinary course of business, to which the company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 1999, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

                           OFFICERS OF THE REGISTRANT

     Name, Age, and Position                                     Experience During Past Five Years (2)
     -----------------------                                     -------------------------------------
Markos I. Tambakeras, 48 (1)                                 President and Chief Executive Officer since July 1, 1999.
President and Chief Executive Officer                        Formerly, employed by Honeywell Inc. as President of Industrial
Director                                                     Controls Business from 1997 to 1999 and President, Industrial
                                                             Automation and Control from 1995 to 1996.

William R. Newlin, 58 (1)                                    Chairman of the Board since October 1996. Director
Chairman of the Board                                        since 1982.

David B. Arnold, 60 (1)                                      Vice President since 1979. Chief Technical Officer
Vice President                                               since 1988.
Chief Technical Officer

James R. Breisinger, 49 (1)                                  Vice President since 1990. Named Chief Financial
Vice President                                               Officer in September 1998. Chief Operating Officer,
Chief Financial Officer                                      Greenfield Industries, Inc. from March through
                                                             September 1998. Corporate Controller from 1994 to 1998.

David T. Cofer, 54 (1)                                       Vice President since 1986. Secretary and General
Vice President                                               Counsel since 1982.
Secretary and General Counsel

Derwin R. Gilbreath, 51 (1)                                  Vice President since January 1997. Elected
Vice President, Kennametal Inc.                              Chief Operating Officer, Greenfield Industries
Chief Operating Officer, Greenfield                          in September 1998. Director of Global Manufacturing
     Industries, Inc.                                        from 1995 to 1998. Director of North America
                                                             Metalworking Manufacturing from 1994 to 1995.

Richard C. Hendricks, 60 (1)                                 Vice President since 1982. Director of Corporate
Vice President                                               Business Development since 1992.
Director of Corporate Business Development

Timothy D. Hudson, 53                                        Vice President since 1994. Director of Human Resources
Vice President                                               since 1992.
Director of Human Resources

Brian E. Kelly, 36                                           Elected Assistant Treasurer and named Director of Tax
Assistant Treasurer                                          in September 1998. Manager of Corporate Tax from 1996
Director of Tax                                              to 1998. Formerly, Tax Consultant with Westinghouse
                                                             Electric Corp. from 1995 to 1996.

Lawrence J. Lanza, 50                                        Elected Assistant Treasurer and named Director of
Assistant Treasurer                                          Treasury Services in April 1999. Previously, Director,
Director of Treasury Services                                Global Capital Markets for CBS Corporation, formerly
                                                             Westinghouse Electric Corporation, from 1972 to 1998.

     Name, Age, and Position                                     Experience During Past Five Years (2)
     -----------------------                                     -------------------------------------
H. Patrick Mahanes, Jr., 56 (1)                              Vice President since 1987. Named Chief Operating
Vice President                                               Officer in 1995. Director of Operations from 1991 to
Chief Operating Officer                                      1995.

James E. Morrison, 48                                        Vice President since 1994. Treasurer since 1987.
Vice President
Treasurer

Wayne D. Moser, 46                                           Vice President since 1998. Director of Mining and
Vice President                                               Construction since 1997. Chief Financial Officer of
Director of Mining and Construction Division                 Kennametal Hertel AG from 1993 to 1997.

Kevin G. Nowe, 47                                            Joined the company as Assistant General Counsel in 1992
Assistant Secretary                                          and was elected Assistant Secretary in 1993.
Assistant General Counsel

Richard J. Orwig, 58 (1)                                     Named President and Chief Executive Officer of JLK
President and Chief Executive Officer,                       Direct Distribution Inc. in September 1998. Elected a
JLK Direct Distribution Inc.                                 Vice President of Kennametal Inc. in 1987 and was Chief
                                                             Financial and Administrative Officer of Kennametal Inc.
                                                             from 1994 to 1998.

Ajita G. Rajendra, 47                                        Elected Kennametal Vice President in 1998. Vice
Vice President, Kennametal Inc.                              President of Greenfield's Industrial Products Group
Senior Vice President, Industrial Products                   since 1997. Vice President of Greenfield's Electronic
     Group, Greenfield Industries, Inc.                      Products Group from 1996 to 1997. Previously, in
                                                             various positions with Corning, Inc. from 1978 to 1996.

P. Mark Schiller, 51                                         Vice President since 1992. Director of Kennametal
Vice President                                               Distribution Services since 1990.
Director of Kennametal Distribution Services

Lawrence L. Shrum, 58                                        Vice President since January 1997. Named Director of
Vice President                                               Global Management Information Systems in 1994.
Director of Global Management
     Information Systems

     Name, Age, and Position                                     Experience During Past Five Years (2)
     -----------------------                                     -------------------------------------
Frank P. Simpkins, 36                                        Named Corporate Controller and Chief Accounting Officer
Corporate Controller and Chief                               in October 1998. Manager, External Reporting and
     Accounting Officer                                      Investor Relations from 1995 to 1998. Formerly, Senior
                                                             Audit Manager with Coopers & Lybrand LLP from 1986 to 1995.

A. David Tilstone, 45 (1)                                    Vice President since July 1997. Named Director of
Vice President                                               Global Marketing in April 1997. Director of Asia
Director of Global Marketing                                 Pacific Operations from 1995 to 1997. Manager of
                                                             Business Development from 1994 to 1995.


Notes:

(1)  Executive officer of the Registrant.

(2) Each officer has been elected by the Board of Directors to serve until removed or until a successor is elected and qualified, and has served continuously as an officer since first elected.

                                     PART II


The information required under Items 5 through 8 is included in the 1999 Annual Report to Shareowners and such information is incorporated herein by reference as indicated by the following table.


                                                              Incorporated by Reference to Captions
                                                              and Pages of the 1999 Annual Report
                                                              -----------------------------------

ITEM 5.         Market for the Registrant's                   Quarterly Financial Information
                Capital Stock and Related                     (Unaudited) on page 42.
                Shareowner Matters                            Stock Issuances on page 29.


ITEM 6.         Selected Financial Data                       Eleven-Year Financial Highlights
                                                              (information with respect to the years
                                                              1995 to 1999) on pages 44 and 45.


ITEM 7.         Management's Discussion and                   Management's Discussion & Analysis on
                Analysis of Financial Condition               pages 11 to 21.
                and Results of Operations


ITEM 7a.        Quantitative and Qualitative                  Management's Discussion & Analysis on
                Disclosure About Market Risk                  pages 18 and 19, and Financial Instruments
                                                              on pages 36 and 37.


ITEM 8.         Financial Statements and                      Item 14(a) 1 herein and Quarterly
                Supplementary Data                            Financial Information (Unaudited) on
                                                              page 42.


ITEM 9.         Changes in and Disagreements                  Not applicable.
                on Accounting and Financial
                Disclosure

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information set forth in Part I under the caption "Officers of the Registrant" and the information set forth under the caption "Election of Directors" in the company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 30, 1999 ("1999 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference is the information set forth under the caption "Compensation of Executive Officers" and certain information regarding directors' fees under the caption "Board of Directors and Board Committees" in the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information set forth under the caption "Ownership of Capital Stock by Directors, Nominees and Executive Officers" with respect to the directors' and officers' shareholdings and under the caption "Principal Holders of Voting Securities" with respect to other beneficial owners in the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is certain information set forth in the notes to the tables under the captions "Election of Directors" and "Compensation of Executive Officers" in the 1999 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Form 10-K report.

      1.  Financial Statements

          The consolidated balance sheets as of June 30, 1999 and 1998, the consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended June 30, 1999, and the notes to consolidated financial statements, together with the report thereon of Arthur Andersen LLP dated July 20, 1999, presented in the company's 1999 Annual Report to Shareowners, are incorporated herein by reference.

      2.  Financial Statement Schedule

          The financial statement schedule shown below should be read in conjunction with the consolidated financial statements contained in the 1999 Annual Report to Shareowners. Other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          Separate financial statements of the company are omitted because the company is primarily an operating company, and all significant subsidiaries included in the consolidated financial statements are wholly owned, with the exception of Kennametal Hertel AG, in which the company has a 96 percent interest, and JLK Direct Distribution Inc., in which the company has an 83 percent interest.

          Financial Statement Schedule:                                                      Page
          -----------------------------                                                      ----
          Report of Independent Public Accountants                                            22

          Schedule II - Valuation and Qualifying Accounts for the
                        Three Years Ended June 30, 1999                                       23

      3.  Exhibits
          (2)     Plan of Acquisition, Reorganization,
                  Arrangement, Liquidation, or Succession

                  (2.1)     Agreement and Plan of merger by            Exhibit (c)(1) of the company's Schedule
                            and among Kennametal Inc., Kennametal      14D-1 (SEC file no. reference no. 1-5318;
                            Acquisition Corp. (formerly, Palmer        docket entry date - October 17, 1997) is
                            Acquisition Corp.) and Greenfield          incorporated herein by reference.
                            Industries, Inc. dated as of October
                            10, 1997

          (3)     Articles of Incorporation and Bylaws

                  (3.1)    Amended and Restated Articles of            Exhibit 3.1 of the company's September 30,
                           Incorporation as Amended                    1994 Form 10-Q is incorporated herein by
                                                                       reference.

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

          (4)     Instruments Defining the Rights of
                  Security Holders, Including Indentures

                  (4.1)     Rights Agreement dated                     Exhibit 4 of the company's Form 8-K dated
                            October 25, 1990                           October 23, 1990 (SEC file no. reference
                                                                       1-5318; docket entry date - November 1,
                                                                       1990) is incorporated herein by reference.

          (10)    Material Contracts

                  (10.1)*   Management Performance                     The discussion regarding the Management
                            Bonus Plan                                 Performance Bonus Plan under the caption
                                                                       "Report of the Board of Directors Committee
                                                                       on Executive Compensation" contained in the
                                                                       company's 1999 Proxy Statement is
                                                                       incorporated herein by reference.

                  (10.2)*   Stock Option and                           Exhibit 10.1 of the company's December 31,
                            Incentive Plan of 1988                     1988 Form 10-Q (SEC file no. reference
                                                                       1-5318; docket entry date - February 9,
                                                                       1989) is incorporated herein by reference.

                  (10.3)*   Deferred Fee Plan for                      Exhibit 10.4 of the company's 1988 Form 10-K
                            Outside Directors                          (SEC file no. reference 1-5318; docket entry
                                                                       date - September 23, 1988) is incorporated
                                                                       herein by reference.

                  (10.4)*   Executive Deferred                         Exhibit 10.5 of the company's 1988 Form 10-K
                            Compensation Trust                         (SEC file no. reference 1-5318; docket entry
                            Agreement                                  date - September 23, 1988) is incorporated
                                                                       herein by reference.

                  (10.5)*   Directors Stock Incentive                  Filed herewith.
                            Plan, as amended

                  (10.6)*   Performance Bonus Stock                    Filed herewith.
                            Plan of 1995, as amended

                  (10.7)*   Stock Option and Incentive                 Exhibit 10.14 of the company's September 30,
                            Plan of 1996                               1996 Form 10-Q is incorporated herein by
                                                                       reference.

---------------------------------------------------------
* Denotes management contract or compensatory plan or arrangement.

                  (10.8)*   Stock Option and                           Exhibit 10.8 of the company's
                            Incentive Plan of 1992,                    December 31, 1996 Form 10-Q is
                            as amended                                 incorporated herein by reference.

                  (10.9)*   Form of Employment                         Exhibit 10.1 of the company's
                            Agreement with                             March 31, 1997 Form 10-Q is
                            Named Executive Officers                   incorporated herein by reference.
                            (other than Mr. McGeehan)

                 (10.10)*   Supplemental Executive                     Filed herewith.
                            Retirement Plan, as amended

                 (10.11)    Credit Agreement with Mellon               Exhibit 10.2 of the company's
                            Bank, N.A. and various creditors           December 31, 1997 Form 10-Q
                            dated as of November 17, 1997              is incorporated herein by reference.

                 (10.12)    Guaranty and Suretyship                    Exhibit 10.3 of the company's
                            Agreement with Mellon Bank,                December 31, 1997 Form 10-Q
                            N.A. dated November 17, 1997               is incorporated herein by reference.

                 (10.13)    Amendment to Credit Agreement              Exhibit 10.18 of the company's
                            with Mellon Bank, N.A. and                 June 30, 1998 Form 10-K is
                            various creditors dated as of              incorporated herein by reference.
                            November 26, 1997

                 (10.14)    Amendment to Credit Agreement              Exhibit 10.19 of the company's
                            with Mellon Bank, N.A. and                 June 30, 1998 Form 10-K is
                            various creditors dated as of              incorporated herein by reference.
                            December 19, 1997

                 (10.15)    Amendment to Credit Agreement              Exhibit 10.20 of the company's
                            with Mellon Bank, N.A. and                 June 30, 1998 Form 10-K is
                            various creditors dated as of              incorporated herein by reference.
                            March 19, 1998

                 (10.16)    Amendment to Credit Agreement              Exhibit 10.1 of the company's
                            with Mellon Bank, N.A. and                 December 31, 1998 Form 10-Q is
                            various creditors dated as of              incorporated herein by reference.
                            December 15, 1998

                 (10.17)    Amendment to Credit Agreement              Exhibit 10.1 of the company's
                            with Mellon Bank, N.A. and                 March 31, 1999 Form 10-Q is
                            various creditors dated as of              incorporated herein by reference.
                            March 31, 1999

                 (10.18)*   Executive Employment Agreement             Exhibit 10.1 of the company's
                            dated May 4, 1999 between                  June 11, 1999 Form 8-K is
                            Kennametal Inc. and Markos I.              incorporated herein by reference.
                            Tambakeras

                 (10.19)*   Kennametal Inc. 1999 Stock                 Exhibit 10.5 of the company's
                            Plan                                       June 11, 1999 Form 8-K is
                                                                       incorporated herein by reference.

---------------------------------------------------------
* Denotes management contract or compensatory plan or arrangement.

          (13)    Annual Report to Shareowners                         Portions of the 1999 Annual
                                                                       Report are filed herewith.

          (21)    Subsidiaries of the Registrant                       Filed herewith.

          (23)    Consent of Independent Public                        Filed herewith.
                  Accountants

          (27)    Financial Data Schedule                              Filed herewith.

(b)   Reports on Form 8-K.

      A report on Form 8-K, containing Items 5 and 7, was filed on June 11, 1999 regarding an Executive Employment Agreement, and other related agreements, with Markos I. Tambakeras, pursuant to which Mr. Tambakeras will serve as President and Chief Executive Officer of Kennametal Inc. and a member of the Board of Directors, effective July 1, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     KENNAMETAL INC.




                                                     By /s/ Frank P. Simpkins
                                                        ------------------------
                                                            Frank P. Simpkins
                                                        Corporate Controller and
                                                        Chief Accounting Officer


Date:  September 21, 1999


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

         SIGNATURE                                        TITLE                                  DATE
         ---------                                        -----                                  ----

/s/  William R. Newlin                           Chairman of the Board                    September 21, 1999
-------------------------
     William R. Newlin


/s/  Markos I. Tambakeras                        President, Chief Executive               September 21, 1999
-------------------------                        Officer and Director
     Markos I. Tambakeras


/s/  James R. Breisinger                         Vice President and                       September 21, 1999
-------------------------                        Chief Financial Officer
     James R. Breisinger

         SIGNATURE                                        TITLE                                  DATE
         ---------                                        -----                                  ----

/s/  Richard C. Alberding                                  Director                       September 21, 1999
--------------------------------
     Richard C. Alberding


/s/  Peter B. Bartlett                                     Director                       September 21, 1999
--------------------------------
     Peter B. Bartlett


/s/  A. Peter Held                                         Director                       September 21, 1999
--------------------------------
     A. Peter Held


/s/  Warren H. Hollinshead                                 Director                       September 21, 1999
--------------------------------
     Warren H. Hollinshead


/s/  Timothy S. Lucas                                      Director                       September 21, 1999
--------------------------------
     Timothy S. Lucas


/s/  Robert L. McGeehan                                    Director                       September 21, 1999
--------------------------------
     Robert L. McGeehan


/s/  Aloysius T. McLaughlin, Jr.                           Director                       September 21, 1999
--------------------------------
     Aloysius T. McLaughlin, Jr.


/s/  Larry Yost                                            Director                       September 21, 1999
--------------------------------
     Larry Yost

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE




To the Board of Directors and Shareowners of Kennametal Inc.


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Kennametal Inc.'s annual report to shareowners incorporated by reference in this Form 10-K, and have issued our report thereon dated July 20, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in Item 14-(a)2 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                         /s/ Arthur Andersen LLP
                                                        ------------------------
                                                             Arthur Andersen LLP




Pittsburgh, Pennsylvania
July 20, 1999

KENNAMETAL INC.                                                      SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED JUNE 30, 1999
--------------------------------------------------------------------------------
(Dollars in thousands)


                                                                          Additions
                                                           -------------------------------------------
                                            Balance at     Charged to                                    Deductions       Balance at
                                           Beginning of    Costs and                       Other            from            End of
Description                                    Year         Expenses      Recoveries    Adjustments(a)    Reserves           Year
-----------                                ------------    ----------     ----------    --------------   ----------       ----------
1999

Allowance for doubtful accounts              $ 11,974        $ 8,230        $ 365         $  (398)        $ 4,902 (b)      $15,269
                                             ========        =======        =====         =======         =======          =======

Restructuring and asset impairment charges   $     --        $20,837        $  --         $    --         $17,270 (c)      $ 3,567
                                             ========        =======        =====         =======         =======          =======


1998

Allowance for doubtful accounts              $  7,325        $ 2,453        $ 336         $ 5,061         $ 3,201 (b)      $11,974
                                             ========        =======        =====         =======         =======          =======

1997

Allowance for doubtful accounts              $  9,296        $ 1,979        $ 136         $  (546)        $ 3,540 (b)      $ 7,325
                                             ========        =======        =====         =======         =======          =======

(a) Represents foreign currency translation adjustment and reserves acquired through business combinations.
(b)      Represents uncollected accounts charged against the allowance.
(c) Represents asset write-downs, non-cash adjustments and cash expenditures charged against the accrual.

                                  EXHIBIT INDEX

Exhibit
   No.                                                                            Reference
-------                                                       --------------------------------------------------
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

 10.1    Management Performance                               The discussion regarding the Management
         Bonus Plan                                           Performance Bonus Plan under the caption "Report of the
                                                              Board of Directors Committee on Executive Compensation"
                                                              contained in the company's 1999 Proxy Statement is
                                                              incorporated herein by reference.

 10.2    Stock Option and Incentive Plan                      Exhibit 10.1 of the company's December 31, 1988
         of 1988                                              Form 10-Q (SEC file no. reference 1-5318; docket entry date
                                                              - February 9, 1989) is incorporated herein by reference.

 10.3    Deferred Fee Plan for Outside                        Exhibit 10.4 of the company's 1988 Form 10-K
         Directors                                            (SEC file no. reference 1-5318; docket entry date -
                                                              September 23, 1988) is incorporated herein by reference.

 10.4    Executive Deferred Compensation                      Exhibit 10.5 of the company's 1988 Form 10-K
         Trust Agreement                                      (SEC file no. reference 1-5318; docket entry date -
                                                              September 23, 1988) is incorporated herein by reference.

 10.5    Directors Stock Incentive Plan,                      Filed herewith.
         as amended

 10.6    Performance Bonus Stock                              Filed herewith.
         Plan of 1995, as amended

Exhibit
   No.                                                                            Reference
-------                                                       --------------------------------------------------
 10.7    Stock Option and Incentive                           Exhibit 10.14 of the company's September 30, 1996
         Plan of 1996                                         Form 10-Q is incorporated herein by reference.

 10.8    Stock Option and Incentive Plan                      Exhibit 10.8 of the company's December 31, 1996
         of 1992, as amended                                  Form 10-Q is incorporated herein by reference.

 10.9    Form of Employment Agreement                         Exhibit 10.1 of the company's March 31, 1997
         with Named Executive Officers                        Form 10-Q is incorporated herein by reference.
         (other than Mr. McGeehan)

10.10    Supplemental Executive                               Filed herewith.
         Retirement Plan, as amended

10.11    Credit Agreement with Mellon                         Exhibit 10.2 of the company's December 31, 1997
         Bank, N.A. and various creditors                     Form 10-Q is incorporated herein by reference.
         dated as of November 17, 1997

10.12    Guaranty and Suretyship Agreement                    Exhibit 10.3 of the company's December 31, 1997
         with Mellon Bank, N.A.                               Form 10-Q is incorporated herein by reference.
         dated as of November 17, 1997

10.13    Amendment to Credit Agreement                        Exhibit 10.18 of the company's June 30, 1998
         with Mellon Bank, N.A. and various                   Form 10-K is incorporated herein by reference.
         creditors dated as of November 26, 1997

10.14    Amendment to Credit Agreement                        Exhibit 10.19 of the company's June 30, 1998
         with Mellon Bank, N.A. and various                   Form 10-K is incorporated herein by reference.
         creditors dated as of December 19, 1997

10.15    Amendment to Credit Agreement                        Exhibit 10.20 of the company's June 30, 1998
         with Mellon Bank, N.A. and various                   Form 10-K is incorporated herein by reference.
         creditors dated as of March 19, 1998

10.16    Amendment to Credit Agreement                        Exhibit 10.1 of the company's December 31, 1998
         with Mellon Bank, N.A. and various                   Form 10-Q is incorporated herein by reference.
         creditors dated as of December 15, 1998

10.17    Amendment to Credit Agreement                        Exhibit 10.1 of the company's March 31, 1999
         with Mellon Bank, N.A. and various                   Form 10-Q is incorporated herein by reference.
         creditors dated as of March 31, 1999

10.18    Executive Employment Agreement                       Exhibit 10.1 of the company's June 11, 1999
         dated May 4, 1999 between Kennametal                 Form 8-K is incorporated herein by reference.
         Inc. and Markos I. Tambakeras

10.19    Kennametal Inc. 1999 Stock Plan                      Exhibit 10.5 of the company's June 11, 1999
                                                              Form 8-K is incorporated herein by reference.

Exhibit
   No.                                                                            Reference
-------                                                       --------------------------------------------------
13       Annual Report to Shareowners                         Portions of the 1999 Annual Report are filed herewith.

21       Subsidiaries of the Registrant                       Filed herewith.

23       Consent of Independent Public                        Filed herewith.
         Accountants

27       Financial Data Schedule                              Filed herewith.