Form 10-Q
period 1999-09-30
KENNAMETAL INC
filed 1999-11-12
CIK 55242

================================================================================


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Title Of Each Class                    Outstanding at October 29, 1999
----------------------------------------         -------------------------------
Capital Stock, par value $1.25 per share                    30,178,552


================================================================================

                                 KENNAMETAL INC.
                                    FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1999



                                TABLE OF CONTENTS



Item No.                                                                    Page
--------                                                                    ----


                          PART I. FINANCIAL INFORMATION

1.   Financial Statements:

     Condensed Consolidated Statements of Income (Unaudited)
     Three months ended September 30, 1999 and 1998........................   1

     Condensed Consolidated Balance Sheets (Unaudited)
     September 30, 1999 and June 30, 1999..................................   2

     Condensed Consolidated Statements of Cash Flows (Unaudited)
     Three months ended September 30, 1999 and 1998........................   3

     Notes to Condensed Consolidated Financial Statements
     (Unaudited)  .........................................................   4

2.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations.............................................   7

3.   Quantitative and Qualitative Disclosures about Market Risk............  11


                           PART II. OTHER INFORMATION


4.   Submission of Matters to a Vote of Security Holders...................  12

6.   Exhibits and Reports on Form 8-K......................................  12

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands, except per share data)

                                                                               Three Months Ended
                                                                                  September 30,
                                                                                  -------------
                                                                             1999               1998
                                                                             ----               ----
OPERATIONS
Net sales                                                                  $442,943          $480,922
  Cost of goods sold                                                        279,614           301,906
                                                                           --------          --------
Gross profit                                                                163,329           179,016
  Operating expenses                                                        122,487           138,919
  Amortization of intangibles                                                 7,003             6,405
                                                                           --------          --------
Operating income                                                             33,839            33,692
  Interest expense                                                           14,527            17,621
  Other (income) expense, net                                                  (258)              416
                                                                           --------          --------
Income before provision for income taxes and
  minority interest                                                          19,570            15,655
Provision for income taxes                                                    8,709             6,700
Minority interest                                                               948             1,561
                                                                           --------          --------
Net income                                                                 $  9,913          $  7,394
                                                                           ========          ========

PER SHARE DATA
Basic earnings per share                                                   $   0.33          $   0.25
                                                                           ========          ========

Diluted earnings per share                                                 $   0.33          $   0.25
                                                                           ========          ========

Dividends per share                                                        $   0.17          $   0.17
                                                                           ========          ========

Weighted average shares outstanding                                          30,099            29,857
                                                                           ========          ========

Diluted weighted average shares outstanding                                  30,165            29,940
                                                                           ========          ========


See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands)

                                                                               September 30,         June 30,
                                                                                   1999                1999
                                                                                   ----                ----
ASSETS
Current assets:
   Cash and equivalents                                                         $   20,748          $   17,408
   Marketable equity securities available-for-sale                                  11,772              13,436
   Accounts receivable, less allowance for
     doubtful accounts of $15,399 and $15,269                                      233,867             231,287
   Inventories                                                                     431,324             434,462
   Deferred income taxes                                                            44,199              44,182
   Other current assets                                                             10,966               9,673
                                                                                ----------          ----------
Total current assets                                                               752,876             750,448
                                                                                ----------          ----------

Property, plant and equipment:
   Land and buildings                                                              233,613             235,375
   Machinery and equipment                                                         764,039             756,917
   Less accumulated depreciation                                                  (466,468)           (452,492)
                                                                                ----------          ----------
Net property, plant and equipment                                                  531,184             539,800
                                                                                ----------          ----------

Other assets:
   Investments in affiliated companies                                                 953                 844
   Intangible assets, less accumulated amortization
     of $70,073 and $64,096                                                        678,845             685,695
   Deferred income taxes                                                            33,748              33,996
   Other                                                                            34,532              32,865
                                                                                ----------          ----------
Total other assets                                                                 748,078             753,400
                                                                                ----------          ----------
Total assets                                                                    $2,032,138          $2,043,648
                                                                                ==========          ==========

LIABILITIES
Current liabilities:
   Current maturities of long-term debt and capital leases                      $   90,442          $  117,217
   Notes payable to banks                                                           21,195              26,222
   Accounts payable                                                                106,668              89,339
   Accrued vacation pay                                                             27,199              27,323
   Accrued payroll                                                                  21,849              19,730
   Other current liabilities                                                       101,956              97,035
                                                                                ----------          ----------
   Total current liabilities                                                       369,309             376,866
                                                                                ----------          ----------
Long-term debt and capital leases, less current maturities                         703,199             717,852
Deferred income taxes                                                               53,100              53,108
Other liabilities                                                                   98,218              97,186
                                                                                ----------          ----------
   Total liabilities                                                             1,223,826           1,245,012
                                                                                ----------          ----------
Minority interest in consolidated subsidiaries                                      54,585              53,505
                                                                                ----------          ----------

SHAREOWNERS' EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued                     --                  --
Capital stock, $1.25 par value; 70,000 shares authorized;
   32,903 shares issued                                                             41,128              41,128
Additional paid-in capital                                                         325,998             325,382
Retained earnings                                                                  482,389             477,593
Treasury shares, at cost; 2,775 and 2,836 shares held                              (56,430)            (57,199)
Unearned compensation                                                               (2,953)             (3,330)
Accumulated other comprehensive loss                                               (36,405)            (38,443)
                                                                                ----------          ----------
Total shareowners' equity                                                          753,727             745,131
                                                                                ----------          ----------
Total liabilities and shareowners' equity                                       $2,032,138          $2,043,648
                                                                                ==========          ==========

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands)

                                                                               Three Months Ended
                                                                                  September 30,
                                                                                  -------------
                                                                              1999              1998
                                                                              ----              ----
OPERATING ACTIVITIES
Net income                                                                  $  9,913          $  7,394
Adjustments for noncash items:
  Depreciation                                                                19,061            17,312
  Amortization                                                                 7,003             6,405
  Other                                                                           80             1,623
Changes in certain assets and liabilities, net of effects of acquisitions and divestiture:
  Accounts receivable                                                         (1,041)            3,527
  Inventories                                                                  4,871           (17,438)
  Accounts payable and accrued liabilities                                    16,154           (11,587)
  Other                                                                        5,762           (11,941)
                                                                            --------          --------
Net cash flow from (used for) operating activities                            61,803            (4,705)
                                                                            --------          --------

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                   (10,779)          (27,348)
Disposals of property, plant and equipment                                     5,049             1,712
Purchase of subsidiary stock                                                      --              (332)
Other                                                                           (124)              328
                                                                            --------          --------
Net cash flow used for investing activities                                   (5,854)          (25,640)
                                                                            --------          --------

FINANCING ACTIVITIES
Increase (decrease) in short-term debt                                        (5,346)            1,100
Increase in long-term debt                                                    25,000            36,807
Decrease in long-term debt                                                   (68,535)             (945)
Dividend reinvestment and employee stock plans                                 1,386             1,366
Cash dividends paid to shareowners                                            (5,117)           (5,077)
                                                                            --------          --------
Net cash flow from (used for) financing activities                           (52,612)           33,251
                                                                            --------          --------

Effect of exchange rate changes on cash                                            3              (228)
                                                                            --------          --------

CASH AND EQUIVALENTS
Net increase in cash and equivalents                                           3,340             2,678
Cash and equivalents, beginning                                               17,408            18,366
                                                                            --------          --------
Cash and equivalents, ending                                                $ 20,748          $ 21,044
                                                                            ========          ========

SUPPLEMENTAL DISCLOSURES
Interest paid                                                               $ 15,858          $ 20,814
Income taxes paid                                                              2,914             6,909

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
--------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the company's 1999 Annual Report. The condensed consolidated balance sheet as of June 30, 1999 has been derived from the audited balance sheet included in the company's 1999 Annual Report. These interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

2. Inventories are stated at lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for a significant portion of domestic inventories and the first-in, first-out (FIFO) method or average cost for other inventories. The company used the LIFO method of valuing its inventories for approximately 50 percent of total inventories at September 30, 1999. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on management's projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

3. The major classes of inventory as of the balance sheet dates were as follows (in thousands):

                                                                               September 30,       June 30,
                                                                                   1999              1999
                                                                                   ----              ----

         Finished goods                                                          $320,099          $318,736
         Work in process and powder blends                                        110,189           117,987
         Raw materials and supplies                                                34,088            32,619
                                                                                 --------          --------
         Inventory at current cost                                                464,376           469,342
         Less LIFO valuation                                                      (33,052)          (34,880)
                                                                                 --------          --------
         Total inventories                                                       $431,324          $434,462
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

         The company maintains a Corporate Environmental, Health and Safety (EH&S) Department, as well as an EH&S Policy Committee, to ensure compliance with environmental regulations and to monitor and oversee remediation activities. In addition, the company has established an EH&S administrator at each of its domestic manufacturing facilities. The company's financial management team periodically meets with members of the Corporate EH&S Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly and annual basis, management establishes or adjusts financial provisions and reserves for environmental contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies."

5. For purposes of determining the number of dilutive shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due to the dilutive effect of unexercised stock options by 66,272 and 83,129 for the three months ended September 30, 1999 and 1998, respectively.

KENNAMETAL INC.
--------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Comprehensive income for the three months ended September 30, 1999 and 1998 is as follows (in thousands):

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                                      -------------
                                                                                  1999              1998
                                                                                  ----              ----

         Net income                                                              $ 9,913          $ 7,394
         Unrealized loss on marketable equity securities
              available-for-sale, net of tax                                      (1,998)              --
         Minimum pension liability adjustment                                        (26)              --
         Foreign currency translation adjustments                                  4,062           (2,526)
                                                                                 -------          -------
         Comprehensive income                                                    $11,951          $ 4,868
                                                                                 =======          =======

         The components of accumulated other comprehensive loss consist of the following (in thousands):

                                                                               September 30,        June 30,
                                                                                   1999               1999
                                                                                   ----               ----
         Unrealized gain (loss) on marketable equity securities
              available-for-sale, net of tax                                     $   (838)          $  1,160
         Minimum pension liability adjustment                                      (1,291)            (1,265)
         Foreign currency translation adjustments                                 (34,276)           (38,338)
                                                                                 --------           --------
         Total accumulated other comprehensive loss                              $(36,405)          $(38,443)
                                                                                 ========           ========

7. In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The company must adopt the standard by the beginning of the first quarter of fiscal 2001. SFAS No. 133 establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at their fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The company is currently evaluating the effects of SFAS No. 133 and does not believe that the adoption will have a material effect on the financial statements or results of operations of the company.

8. In March 1999, the company's management began to implement restructuring plans, including several programs to reduce costs, improve operations and enhance customer satisfaction. The costs accrued for these plans were based on management estimates using the latest information available at the time that the accrual was established. The costs charged against the accrual as of September 30, 1999 were as follows (in thousands):

                                                        June 30,           Cash                             September 30,
                                                          1999         Expenditures       Adjustments           1999
                                                     -------------    --------------   ----------------    --------------
     Plant closure                                   $       2,200    $       (1,370)  $             --    $         830
     Voluntary early retirement program                      1,367              (213)                --            1,154
                                                     -------------    --------------   ----------------    -------------
         Total                                       $       3,567    $       (1,583)  $             --    $       1,984
                                                     =============    ==============   ================    =============

         Additional period costs of $1.4 million resulting from the relocation of employees, hiring and training new employees and other costs resulting from the temporary duplication of certain operations related to the plant closure were included in cost of goods sold during the September 1999 quarter. The remaining period costs related to these items are estimated to be $1.3 million and will be incurred through the remainder of fiscal 2000.

KENNAMETAL INC.
--------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. During the September 1999 quarter, the company entered into two interest rate swaps that effectively convert a notional amount of $50.0 million from floating to fixed interest rates. This increases the total notional amount of floating-to-fixed interest rate swaps to $100.0 million. These new agreements mature in July 2002.

         At September 30, 1999, the company would have received $1.0 million to settle all interest rate swap agreements, representing the excess of fair value over carrying cost of these agreements. The effect of all interest rate swaps on the company's composite interest rate on long-term debt was not significant at September 30, 1999.

         At September 30, 1999, the company had a notional amount of $23.0 million of outstanding foreign exchange forward contracts to sell foreign currency. These contracts mature before December 31, 1999. The net unrealized gain or loss on foreign currency contracts was not significant at September 30, 1999.

10. The company reports three worldwide segments consisting of Metalworking; Industrial Supply; and Engineered Products, Mining & Construction and Other (EM&O). The company's external sales, intersegment sales and operating income by segment for the three months ended September 30, 1999 and 1998 are as follows (in thousands):

                                                                                      Three Months Ended
                                                                                         September 30,
                                                                                         -------------
                                                                                    1999               1998
                                                                                    ----               ----
         External sales:
              Metalworking                                                        $242,164           $260,837
              Industrial supply                                                    115,979            129,019
              EM&O                                                                  84,800             91,066
                                                                                  --------           --------
         Total external sales                                                     $442,943           $480,922
                                                                                  ========           ========

         Intersegment sales:
              Metalworking                                                        $ 29,300           $ 18,546
              Industrial supply                                                      2,336              2,743
              EM&O                                                                  11,228              9,335
                                                                                  --------           --------
         Total intersegment sales                                                 $ 42,864           $ 30,624
                                                                                  ========           ========

         Total sales:
              Metalworking                                                        $271,464           $279,383
              Industrial supply                                                    118,315            131,762
              EM&O                                                                  96,028            100,401
                                                                                  --------           --------
         Total sales                                                              $485,807           $511,546
                                                                                  ========           ========

         Operating income:
              Metalworking                                                        $ 29,901           $ 35,407
              Industrial supply                                                      6,979              6,414
              EM&O                                                                  10,668             12,280
              Corporate                                                            (13,709)           (20,409)
                                                                                  ---------          --------
         Total operating income                                                   $ 33,839           $ 33,692
                                                                                  ========           ========

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS
OVERVIEW

Sales for the September 1999 quarter were $442.9 million, a decrease of 8 percent from $480.9 million in the year-ago quarter. Excluding the effects of a divestiture, sales declined 7 percent. Unfavorable foreign currency translation effects accounted for one percent of the sales decline. The remainder of the sales decline was due to weak demand in North America and reduced demand in the European metalworking market.

Net income for the quarter ended September 30, 1999 was $9.9 million, or $0.33 per share, as compared with net income of $7.4 million, or $0.25 per share, in the same quarter last year. The improvement is attributable to strong cost controls and operational improvements, which helped mitigate weak demand in the company's served markets.

METALWORKING

                                                                          Three Months Ended
                                                                             September 30,
                                                                       --------------------------
                                                                       1999                  1998
                                                                       ----                  ----
         External sales                                              $242,164              $260,837
         Intersegment sales                                            29,300                18,546
         Operating income                                              29,901                35,407

Sales in the Metalworking segment declined 7 percent during the September 1999 quarter, compared to the year-ago quarter. Sales in North America were down 5 percent compared to last year due to continued weak demand in the energy, aerospace, agriculture and light and heavy engineering markets. This was partially offset by strong sales in the automotive and truck markets, and to a lesser extent, machine tool builder and electrical equipment markets.

Sales in the European Metalworking market decreased 16 percent over the same quarter of a year ago. Unfavorable foreign currency translation effects accounted for 4 percent of this decline. In Europe, sales were unfavorably affected due to extended holiday shutdowns at customer plants, coupled with weak export demand. Sales in the United Kingdom were down due to internal plant consolidations and a weak market. Compared to the September 1998 quarter, sales were lower in the automotive and light engineering markets due to less customer demand.

Operating income declined to $29.9 million and was affected by lower sales levels, period costs associated with plant closures and lower production levels, partially offset by a reduction in operating expenses due to the cost improvement program the company initiated in November 1998. Period costs of $1.4 million related to the Solon plant closing and rearrangement were included in cost of goods sold for the September 1999 quarter. This is an increase of $0.7 million compared to the prior year.

INDUSTRIAL SUPPLY

                                                                          Three Months Ended
                                                                             September 30,
                                                                       --------------------------
                                                                       1999                  1998
                                                                       ----                  ----
         External sales                                              $115,979              $129,019
         Intersegment sales                                             2,336                 2,743
         Operating income                                               6,979                 6,414

Sales in the Industrial Supply market declined 10 percent compared to last year. Excluding the divestiture of the steel mill business of Strong Tool in March 1999, sales declined 7 percent. The sales decline was due to continued weak conditions in the markets served by the catalog business, coupled with weak demand at the previously acquired companies due to high exposure to the oil and gas industries. Full Service Supply (FSS) sales were flat compared to the September 1998 quarter as FSS growth was curtailed by the implementation of its new business system and an increased number of plant shutdowns in the September 1999 quarter. Additionally, the new Year 2000 J&L Industrial

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

Supply master catalog was launched in September. The company provided FSS programs to 163 customers covering 262 different facilities at September 30, 1999, compared to 123 customers covering 203 different facilities at September 30, 1998.

Despite the decline in sales, operating income increased 9 percent to $7.0 million in the September 1999 quarter. Operating expenses declined $4.8 million from the same quarter a year ago primarily from continued benefits realized from the cost reduction activities implemented in November 1998. This was partially offset by a decline of $4.2 million in gross profit due to the decline in sales. In the September 1999 quarter, the gross profit margin increased to 32.6 percent, compared to 32.5 percent in the year-ago quarter.

EM&O

                                                                          Three Months Ended
                                                                             September 30,
                                                                       -------------------------
                                                                       1999                 1998
                                                                       ----                 ----
         External sales                                               $84,800              $91,066
         Intersegment sales                                            11,228                9,335
         Operating income                                              10,668               12,280

Sales in this segment declined $6.3 million, or 7 percent, from the September 1998 quarter due primarily to continued weakness in the oil and gas industry and lower underground coal production. This was partially offset by continued strong demand for construction tools in North America, coupled with a slight increase in demand for electronic circuit board drills.

Operating income in the EM&O segment decreased 13 percent from a year ago due to lower sales levels and lower production levels, partially offset by a reduction in operating expenses due to maintaining the cost improvement program the company initiated in November 1998.

GROSS PROFIT MARGIN

As a percentage of sales, the gross profit margin for the September 1999 quarter was 36.9 percent as compared with 37.2 percent in the prior year. The gross profit margin declined slightly due to lower production levels, a slightly unfavorable sales mix and plant consolidation and rearrangement costs. This was partially offset by the continued strong cost controls and reduced employment levels.

OPERATING EXPENSES

Operating expenses for the September 1999 quarter were $122.5 million, a reduction of 12 percent from $138.9 million in the same quarter last year. Operating expenses decreased significantly due to the company's cost improvement program. Operating expense as a percentage of sales was 27.7 percent, a reduction of 120 basis points from the same quarter last year, despite the decline in sales and the restoration of a portion of a salary reduction measure implemented in November 1998. Overall employment declined 6 percent compared to the September 1998 quarter.

INTEREST EXPENSE

Interest expense for the September 1999 quarter declined to $14.5 million due to reduced debt levels and lower borrowing rates. Average U.S. borrowing rates of
6.4 percent were down 30 basis points from a year ago.

OTHER (INCOME) EXPENSE

Other income for the September 1999 quarter included a one-time gain of $1.4 million from sales of assets as part of the company's ongoing efforts to generate cash from underutilized assets. This was partially offset by $1.1 million in fees incurred in connection with the company's accounts receivable securitization program initiated in June 1999.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

INCOME TAXES

The effective tax rate for the September 1999 quarter was 44.5 percent compared to an effective tax rate of 42.8 percent in the prior year. The increase in the effective tax rate is attributable to the non-recurring utilization of tax benefits from costs to repay senior debt in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The company's cash flow from operations is the primary source of financing for capital expenditures and internal growth. During the quarter ended September 30, 1999, the Company generated $61.8 million in cash flow from operations. Compared to the year-ago quarter, the increase in cash flow from operations resulted primarily from improved working capital requirements and higher levels of net income and non-cash items.

Net cash used for investing activities was $5.9 million. The decrease in net cash used for investing activities was due to lower capital expenditures, coupled with the proceeds from the sale of underutilized assets.

Net cash used for financing activities was $52.6 million. This compares to cash flow from financing activities of $33.3 million in the September 1998 quarter. The reduction in debt in the September 1999 quarter is attributable to the increase in operating cash flows, as well as the company's focus on debt repayment.

FINANCIAL CONDITION

Total assets were $2.0 billion at September 30, 1999, a one percent decline from June 30, 1999. Net working capital was $383.6 million, down 15 percent from $452.1 million from last year and up three percent from $373.6 million at June 30, 1999. The ratio of current assets to current liabilities remained at 2.0 compared to June 30, 1999. The total debt-to-total-capital ratio declined to
50.2 percent as of September 30, 1999 from 51.9 percent as of June 30, 1999.

YEAR 2000

Management believes that the company has substantially mitigated its exposure relative to year 2000 issues for both information and non-information technology systems. The company initiated a program beginning in 1996 to assess the exposure to the year 2000 issue, and to prepare its computer systems, computer applications and other systems for the year 2000. A management committee actively monitors the status of the readiness program of each of the company's business units. The company has currently completed the tasks identified to remediate its mission critical systems and processes.

Year 2000 exposure related to information systems has been mitigated throughout key metalworking and mining and construction operations through the implementation of SAP R3 for most business processes.

The company has completed the process of modifying existing non-compliant business systems in the former Greenfield industrial product and engineered product operations to ensure these operations are supported by a year 2000 compliant information system. These modifications were completed and tested by September 1999.

At JLK, HK Systems' Enterprise Information System was implemented, tested and completed in August 1999 in the FSS business to address the year 2000 issue. The company has modified the existing non-compliant systems in the catalog business to ensure that J&L is supported by a year 2000 compliant information system. Testing of these modifications was performed in September 1999.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

The company also has completed an assessment of the impact of this issue on its non-information technology systems, including the company's personal computers, embedded technology in manufacturing and processing equipment, and other non-information technology items, and has determined that the mission critical systems are year 2000 compliant. The company has identified a few non-information systems, critical to the manufacturing operations, as non-year 2000 compliant and remediated these systems. The company has taken action to remedy other non-compliant systems through replacement of or modification to the existing systems. Such remedies were tested for year 2000 compliance in September 1999.

Other systems that have been identified as not year 2000 compliant are not considered "mission critical" systems to the overall manufacturing operations, however, management expects to remedy these systems by November 1999. Contingency plans include shifting production processes to year 2000 compliant manufacturing operations. The company does not anticipate employing this contingency plan.

The company estimates the total year 2000 expenditures to be approximately $53.0 to $55.0 million, approximately half of which are for computer hardware to replace non-compliant computer systems and the other half to replace non-compliant computer software, including software implementation and employee training. These costs include both internal and external personnel costs related to the assessment and remediation processes, as well as the cost of purchasing certain hardware and software. There can be no guarantee that these estimates will be achieved and actual results could differ from those planned.

The majority of these costs were incurred in 1997 and 1996. Total expenditures expected to be incurred in fiscal 2000 are estimated to be $3.3 million to $4.3 million related to the year 2000 issues. Expenditures incurred to date in fiscal 2000 approximate $1.3 million. Cash flows from operations have provided, and should continue to provide, funding for these expenditures.

Management believes the most significant impact of the year 2000 issue could be an interrupted supply of goods and services from the company's vendors. The company has an ongoing effort to gain assurances and certifications of suppliers' readiness programs. To date, the results of this effort indicate that the company's suppliers are well positioned to provide the company with sufficient goods and services in the year 2000. To mitigate this risk, the company is modestly increasing safety stock of critical materials and supplies. The company will continue to expand its efforts to determine whether major third-party businesses and public and private providers of infrastructure services, such as utilities, communications services and transportation, also will be prepared for the year 2000, and will attempt to address any failures on their part to become year 2000 compliant. Contingency plans may include purchasing raw materials and supplies from alternate certified vendors and a further increase of safety stock of critical materials and supplies. The company does not anticipate employing these contingency plans.

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

OUTLOOK

Seasonally, sales in the September and December quarters are usually flat. Economic indicators in the United States and Germany that are leading indicators for demand of the company's products are positive. In looking to the second quarter ending December 31, 1999, management expects

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

Kennametal's consolidated sales to increase slightly over the September 1999 quarter. This outlook anticipates that the year 2000 issue will have neither a positive or negative impact on the December 1999 quarter.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" as defined by Section 21E of the Securities Exchange Act of 1934. Actual results may differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, the extent that the economic conditions in the United States and Europe, and to a lesser extent, Asia Pacific are not sustained, risks associated with integrating businesses, demands on management resources, risks associated with international markets such as currency exchange rates and competition, risks associated with environmental remediation, the effect of third party or company failures to achieve timely remediation of year 2000 issues, and the effect of the conversion to the Euro on the company's operations. The company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances occurring after the date hereof.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

During the September 1999 quarter, the company entered into two interest rate swaps that effectively convert a notional amount of $50.0 million from floating to fixed interest rates. This increases the total notional amount of floating-to-fixed interest rate swaps to $100.0 million. These new agreements mature in July 2002.

At September 30, 1999, the company would have received $1.0 million to settle all interest rate swap agreements, representing the excess of fair value over carrying cost of these agreements. The effect of all interest rate swaps on the company's composite interest rate on long-term debt was not significant at September 30, 1999.

At September 30, 1999, the company had a notional amount of $23.0 million of outstanding foreign exchange forward contracts to sell foreign currency. These contracts mature before December 31, 1999. A hypothetical 10 percent change in the applicable September 30, 1999 quarter-end forward rates would result in an increase or decrease in pretax income of approximately $2.1 million related to these positions.

There were no other material changes in the company's exposure to market risk from June 30, 1999.

                           PART II. OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

At the Annual Meeting of Shareowners on October 25, 1999, the shareowners of the company voted on the election of three directors, the approval of the Kennametal Inc. Stock Option and Incentive Plan of 1999 and the election of independent public accountants. The following is the number of shares voted in favor of and against each matter and the number of shares having authority to vote on each matter but withheld.

1. With respect to the votes cast for the election of three directors whose terms expire in 2002:

                                                         For                    Withheld                 Broker Non-Vote
                                                ------------------------------------------------------------------------
         Peter B. Bartlett                           21,811,696                 1,130,264                      --
         Robert L. McGeehan                          21,734,355                 1,207,605                      --
         Markos I. Tambakeras                        22,703,285                   238,675                      --

         The following other directors' terms of office continued after the meeting:
         Richard C. Alberding, A. Peter Held, Timothy S. Lucas, Aloysius T. McLaughlin, Jr., William R. Newlin, and Larry Yost.

2. With respect to the votes cast for the approval of the Kennametal Inc. Stock Option and Incentive Plan of 1999:

                                                         For                    Against                  Abstained
                                                ------------------------------------------------------------------
         Kennametal Inc. Stock Option
         and Incentive Plan of 1999                  15,324,739                 4,098,795                98,504

3. With respect to the election of the firm of Arthur Andersen LLP, independent public accountants, to audit the financial statements of the company and its subsidiary companies for the fiscal year ending June 30, 2000:

                                                         For                    Against                  Abstained
                                                ------------------------------------------------------------------

         Arthur Andersen LLP                         22,822,714                  59,410                     59,836


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         (a)      Exhibits

                  (10)   Material Contracts

                           10.1 Amendment to Credit Agreement with Mellon Bank, N.A. and various creditors dated as of October 1, 1999. Filed herewith.

                  (27) Financial Data Schedule for the three months ended September 30, 1999, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 KENNAMETAL INC.



Date:    November 10, 1999              By:    /s/ FRANK P. SIMPKINS
                                               --------------------------
                                               Frank P. Simpkins
                                               Corporate Controller and
                                               Chief Accounting Officer