Form 10-Q
period 1999-12-31
KENNAMETAL INC
filed 2000-02-14
CIK 55242

================================================================================


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Title Of Each Class                     Outstanding at February 1, 2000
----------------------------------------         -------------------------------
Capital Stock, par value $1.25 per share                   30,293,917


================================================================================

                                 KENNAMETAL INC.
                                    FORM 10-Q
                       FOR QUARTER ENDED DECEMBER 31, 1999


                                TABLE OF CONTENTS


Item No.                                                                    Page
--------                                                                    ----

                          PART I. FINANCIAL INFORMATION

1.   Financial Statements:

     Condensed Consolidated Statements of Income (Unaudited)
     Three and six months ended December 31, 1999 and 1998.................   1

     Condensed Consolidated Balance Sheets (Unaudited)
     December 31, 1999 and June 30, 1999...................................   2

     Condensed Consolidated Statements of Cash Flows (Unaudited)
     Six months ended December 31, 1999 and 1998...........................   3

     Notes to Condensed Consolidated Financial Statements
     (Unaudited)  .........................................................   4

2.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations.............................................  11

3.   Quantitative and Qualitative Disclosures about Market Risk............  21


                           PART II. OTHER INFORMATION


4.   Submission of Matters to a Vote of Security Holders...................  22

6.   Exhibits and Reports on Form 8-K......................................  22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands, except per share data)

                                                             Three Months Ended              Six Months Ended
                                                                 December 31,                   December 31,
                                                            ---------------------          ---------------------
                                                              1999         1998              1999         1998
                                                              ----         ----              ----         ----
OPERATIONS
Net sales                                                   $453,928     $484,318          $896,871     $965,240
  Cost of goods sold                                         285,061      303,256           564,675      605,162
                                                            --------     --------          --------     --------
Gross profit                                                 168,867      181,062           332,196      360,078
  Operating expenses                                         126,702      130,540           249,189      269,459
  Restructuring and asset impairment charges                   3,981           --             3,981           --
  Amortization of intangibles                                  6,597        6,261            13,600       12,666
                                                            --------     --------          --------     --------
Operating income                                              31,587       44,261            65,426       77,953
  Interest expense                                            13,753       17,635            28,280       35,256
  Other expense (income), net                                    510         (223)              252          193
                                                            --------     --------          --------     --------
Income before provision for income taxes and
  minority interest                                           17,324       26,849            36,894       42,504
Provision for income taxes                                     7,709       11,400            16,418       18,100
Minority interest                                              1,104        1,413             2,052        2,974
                                                            --------     --------          --------     --------
Income before extraordinary item                               8,511       14,036            18,424       21,430
Extraordinary loss on early extinguishment
  of debt, net of tax of $178                                   (267)          --              (267)          --
                                                            --------     --------          --------     --------
Net income                                                  $  8,244     $ 14,036          $ 18,157     $ 21,430
                                                            ========     ========          ========     ========

PER SHARE DATA
Basic earnings per share before
  extraordinary item                                        $   0.28     $   0.47          $   0.61     $   0.72
Extraordinary item                                             (0.01)          --             (0.01)          --
                                                            --------     --------          --------     --------
Basic earnings per share                                    $   0.27     $   0.47          $   0.60     $   0.72
                                                            ========     ========          ========     ========

Diluted earnings per share before
  extraordinary item                                        $   0.28     $   0.47          $   0.61     $   0.72
Extraordinary item                                             (0.01)          --             (0.01)          --
                                                            --------     --------          --------     --------
Diluted earnings per share                                  $   0.27     $   0.47          $   0.60     $   0.72
                                                            ========     ========          ========     ========

Dividends per share                                         $   0.17     $   0.17          $   0.34     $   0.34
                                                            ========     ========          ========     ========

Basic weighted average shares outstanding                     30,184       29,878            30,146       29,868
                                                            ========     ========          ========     ========

Diluted weighted average shares outstanding                   30,330       29,889            30,255       29,915
                                                            ========     ========          ========     ========


See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands)

                                                                                  December 31,             June 30,
                                                                                      1999                   1999
                                                                                      ----                   ----
ASSETS
Current assets:
   Cash and equivalents                                                            $   17,258             $   17,408
   Marketable equity securities available-for-sale                                     10,113                 13,436
   Accounts receivable, less allowance for
     doubtful accounts of $14,626 and $15,269                                         224,022                231,287
   Inventories                                                                        417,473                434,462
   Deferred income taxes                                                               43,657                 44,182
   Other current assets                                                                16,717                  9,673
                                                                                   ----------             ----------
Total current assets                                                                  729,240                750,448
                                                                                   ----------             ----------

Property, plant and equipment:
   Land and buildings                                                                 231,937                235,375
   Machinery and equipment                                                            736,886                756,917
   Less accumulated depreciation                                                     (450,085)              (452,492)
                                                                                   ----------             ----------
Net property, plant and equipment                                                     518,738                539,800
                                                                                   ----------             ----------

Other assets:
   Investments in affiliated companies                                                    916                    844
   Intangible assets, less accumulated amortization
     of $75,709 and $64,096                                                           671,678                685,695
   Deferred income taxes                                                               33,742                 33,996
   Other                                                                               32,707                 32,865
                                                                                   ----------             ----------
Total other assets                                                                    739,043                753,400
                                                                                   ----------             ----------
Total assets                                                                       $1,987,021             $2,043,648
                                                                                   ==========             ==========

LIABILITIES
Current liabilities:
   Current maturities of long-term debt and capital leases                         $    4,672             $  117,217
   Notes payable to banks                                                              16,423                 26,222
   Accounts payable                                                                   111,056                 89,339
   Accrued vacation pay                                                                27,305                 27,323
   Accrued payroll                                                                     19,006                 19,730
   Other current liabilities                                                          102,719                 97,035
                                                                                   ----------             ----------
Total current liabilities                                                             281,181                376,866
                                                                                   ----------             ----------
Long-term debt and capital leases, less current maturities                            750,322                717,852
Deferred income taxes                                                                  53,834                 53,108
Other liabilities                                                                      95,271                 97,186
                                                                                   ----------             ----------
Total liabilities                                                                   1,180,608              1,245,012
                                                                                   ----------             ----------
Minority interest in consolidated subsidiaries                                         54,245                 53,505
                                                                                   ----------             ----------

SHAREOWNERS' EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued                        --                     --
Capital stock, $1.25 par value; 70,000 shares authorized;
   32,994 and 32,903 shares issued                                                     41,242                 41,128
Additional paid-in capital                                                            328,956                325,382
Retained earnings                                                                     485,502                477,593
Treasury shares, at cost; 2,746 and 2,836 shares held                                 (56,068)               (57,199)
Unearned compensation                                                                  (2,836)                (3,330)
Accumulated other comprehensive loss                                                  (44,628)               (38,443)
                                                                                   ----------             ----------
Total shareowners' equity                                                             752,168                745,131
                                                                                   ----------             ----------
Total liabilities and shareowners' equity                                          $1,987,021             $2,043,648
                                                                                   ==========             ==========

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands)

                                                                                     Six Months Ended
                                                                                        December 31,
                                                                               -------------------------------
                                                                                 1999                  1998
                                                                                 ----                  ----
OPERATING ACTIVITIES
Net income                                                                     $  18,157             $  21,430
Adjustments for noncash items:
  Depreciation                                                                    37,685                34,749
  Amortization                                                                    13,600                12,666
  Restructuring and asset impairment charges                                       2,673                    --
  Loss on early extinguishment of debt, net of tax                                   267                    --
  Other                                                                            3,541                 9,327
Changes in certain assets and liabilities, net of effects of acquisitions and divestiture:
  Accounts receivable                                                              3,586                17,396
  Inventories                                                                     13,894               (22,677)
  Accounts payable and accrued liabilities                                        20,335               (27,507)
  Other                                                                             (288)              (11,268)
                                                                               ---------             ---------
Net cash flow from operating activities                                          113,450                34,116
                                                                               ---------             ---------

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                       (21,676)              (61,681)
Disposals of property, plant and equipment                                         5,964                 2,515
Other                                                                                405                (2,384)
                                                                               ---------             ---------
Net cash flow used for investing activities                                      (15,307)              (61,550)
                                                                               ---------             ---------

FINANCING ACTIVITIES
Increase (decrease) in short-term debt                                            (9,965)                5,441
Increase in long-term debt                                                       104,586                88,609
Decrease in long-term debt                                                      (186,779)              (47,109)
Dividend reinvestment and employee stock plans                                     4,549                 1,745
Cash dividends paid to shareowners                                               (10,248)              (10,155)
Other                                                                               (409)                 (298)
                                                                               ---------             ---------
Net cash flow from (used for) financing activities                               (98,266)               38,233
                                                                               ---------             ---------

Effect of exchange rate changes on cash                                              (27)                  146
                                                                               ---------             ---------

CASH AND EQUIVALENTS
Net increase (decrease) in cash and equivalents                                     (150)               10,945
Cash and equivalents, beginning                                                   17,408                18,366
                                                                               ---------             ---------
Cash and equivalents, ending                                                   $  17,258             $  29,311
                                                                               =========             =========

SUPPLEMENTAL DISCLOSURES
Interest paid                                                                  $  31,092             $  37,234
Income taxes paid                                                                  7,128                14,779

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1. The condensed consolidated financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements included in the company's 1999 Annual Report. The condensed consolidated balance sheet as of June 30, 1999 has been derived from the audited balance sheet included in the company's 1999 Annual Report. These accompanying interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the three and six months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

2. Inventories are stated at lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for a significant portion of domestic inventories and the first-in, first-out (FIFO) method or average cost for other inventories. The company used the LIFO method of valuing its inventories for approximately 45 percent of total inventories at December 31, 1999. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on management's projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

3. The major classes of inventory as of the balance sheet dates were as follows (in thousands):

                                                                                   December 31,            June 30,
                                                                                       1999                  1999
                                                                                       ----                  ----

         Finished goods                                                              $316,304              $318,736
         Work in process and powder blends                                            100,442               117,987
         Raw materials and supplies                                                    33,222                32,619
                                                                                     --------              --------
         Inventory at current cost                                                    449,968               469,342
         Less LIFO valuation                                                          (32,495)              (34,880)
                                                                                     --------              --------
         Total inventories                                                           $417,473              $434,462
                                                                                     ========              ========

4. The company has been involved in various environmental cleanup and remediation activities at several of its manufacturing facilities. In addition, the company is currently named as a potentially responsible party (PRP) at several Superfund sites in the United States. In the December 1999 quarter, the company recorded a remediation reserve of $3.0 million with respect to its involvement in these matters, which is recorded as a component of operating expenses. This represents management's best estimate of its future obligation based on its evaluations and discussions with outside counsel and independent consultants, and the current facts and circumstances related to these matters. The company has recorded this liability in the December quarter because certain events occurred, including sufficient progress made by the government and the PRPs in the identification of other PRPs and review of potential remediation solutions, that clarified the level of involvement in these matters by the company and its relationship to other PRPs. This led the company to conclude that it was probable that a liability had been incurred.

         In addition to the amount currently reserved, the company may be subject to loss contingencies related to these matters estimated to be up to an additional $3.3 million. The company believes that such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. The reserved and unreserved liabilities may change substantially in the near term due to

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

         factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs and the identification of new PRPs.

         The company maintains a Corporate Environmental, Health and Safety (EH&S) Department, as well as an EH&S Policy Committee, to ensure compliance with environmental regulations and to monitor and oversee remediation activities. In addition, the company has established an EH&S administrator at its domestic manufacturing facilities. The company's financial management team periodically meets with members of the Corporate EH&S Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly and annual basis, management establishes or adjusts financial provisions and reserves for environmental contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies."

5. For purposes of determining the number of dilutive shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due to the dilutive effect of unexercised stock options by 145,834 and 10,783 for the three months ended December 31, 1999 and 1998, respectively, and 108,417 and 46,956 for the six months ended December 31, 1999 and 1998, respectively.

6. Comprehensive income for the three and six months ended December 31, 1999 and 1998 is as follows (in thousands):

                                                                           Three Months Ended            Six Months Ended
                                                                               December 31,                 December 31,
                                                                         ----------------------        --------------------
                                                                          1999           1998           1999         1998
                                                                          ----           ----           ----         ----

         Net income                                                      $ 8,244        $14,036        $18,157      $21,430
         Unrealized loss on marketable equity securities
           available-for-sale, net of tax                                 (1,328)            --         (3,326)          --
         Minimum pension liability adjustment                                 73             --             47           --
         Foreign currency translation adjustments                         (6,968)         2,925         (2,906)         399
                                                                         -------        -------        -------      -------
         Comprehensive income                                            $    21        $16,961        $11,972      $21,829
                                                                         =======        =======        =======      =======

         The components of accumulated other comprehensive loss consist of the following (in thousands):

                                                                                    December 31,            June 30,
                                                                                       1999                   1999
                                                                                       ----                   ----
         Unrealized gain (loss) on marketable equity securities
              available-for-sale, net of tax                                         $ (2,166)              $  1,160
         Minimum pension liability adjustment                                          (1,218)                (1,265)
         Foreign currency translation adjustments                                     (41,244)               (38,338)
                                                                                     --------               --------
         Total accumulated other comprehensive loss                                  $(44,628)              $(38,443)
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


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

8. In March 1999, the company's management began to implement restructuring plans, including several programs to reduce costs, improve operations and enhance customer satisfaction. The costs accrued for these plans were based on management estimates using the latest information available at the time that the accrual was established. The costs charged against the accrual as of December 31, 1999 were as follows (in thousands):

                                                           June 30,           Cash                             December 31,
                                                             1999         Expenditures         Adjustments         1999
                                                            ------        ------------         -----------        ------
         Plant closure                                      $2,200           $(1,581)              $ --           $  619
         Voluntary early retirement program                  1,367              (412)                --              955
                                                            ------           -------               ----           ------
             Total                                          $3,567           $(1,993)              $ --           $1,574
                                                            ======           =======               ====           ======

         Additional period costs of $0.6 million and $2.0 million resulting from the relocation of employees, hiring and training new employees and other costs associated with the temporary duplication of certain operations and other inefficiencies related to the Solon, Ohio plant closure were included in cost of goods sold during the three and six-month periods ended December 31, 1999, respectively. The remaining period costs related to these items are estimated to be $0.5 million and will be incurred through the remainder of fiscal 2000.

9. During the September 1999 quarter, the company entered into two interest rate swap agreements that effectively convert a notional amount of $50.0 million from floating to fixed interest rates. This increases the total notional amount of floating-to-fixed interest rate swaps to $100.0 million. These new agreements mature in July 2002.

         At December 31, 1999, the company would have received $2.2 million to settle all interest rate swap agreements, representing the excess of fair value over the carrying cost of these agreements. The effect of all interest rate swaps on the company's composite interest rate on long-term debt was not material at December 31, 1999.

         At December 31, 1999, the company had a notional amount of $21.4 million of outstanding foreign exchange forward contracts to sell foreign currency. These contracts mature before March 31, 2000. The net unrealized loss on foreign currency contracts was $1.1 million at December 31, 1999.

10. In November 1999, the company announced plans to close, consolidate or downsize several plants, warehouses and offices, and associated workforce reductions as part of its overall plan to increase asset utilization and financial performance, and to reposition the company to become the premier tooling solutions supplier. The company expects to record total charges of $25 to $30 million related to these programs by its fiscal 2000 year-end.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

         Management implemented several of these programs in the December 1999 quarter. The costs accrued for the implemented programs were based upon management estimates using the latest information available at the time that the accrual was established. The components of the charges are as follows (in thousands):

                                                                                                            Initial
                                                                   Total              Asset              Restructuring
                                                                   Charge          Write-Downs             Liability
                                                                   ------         --------------         -------------
         Asset impairment charges                                  $2,544             $(2,544)               $   --
         Employee severance                                         1,368                  --                 1,368
         Product rationalization                                      100                (100)                   --
         Facility rationalizations                                     69                 (29)                   40
                                                                   ------             -------                ------
                  Total                                            $4,081             $(2,673)               $1,408
                                                                   ======             =======                ======

         In conjunction with the company's ongoing review of underperforming businesses, certain assets are reviewed for impairment pursuant to the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." An asset impairment charge of $1.6 million was recorded in the December 1999 quarter, related to a metalworking manufacturing operation in Shanghai, China as it was determined to be impaired.

         This operation became fully operational in fiscal 1998 and to date, has not generated the performance that was expected at the time the company entered into this market. Management performed an in-depth review of the operations, capacity utilization and the local management team, and engaged a consultant to perform an independent review of the same. These reviews enabled management to determine that the market served by this operation had eroded compared to the original expectations, that the operations were in good working order and utilized modern technology, and that the management team in place was competent. Management also determined that this facility had excess capacity given the level of market demand.

         Accordingly, management updated its operating forecast to reflect the current market demand. In comparing the projected cash flows of the updated forecast to the net book value of the assets of this operation, management determined that the full value of these assets would not be recoverable. Accordingly, a charge was recorded to adjust the carrying value of the long-lived assets of this operation to fair value. The estimated fair value of these assets was based on various methodologies, including a discounted value of estimated future cash flows.

         The product rationalization charge of $0.1 million represents the write-down of certain discontinued product lines manufactured in these operations. The company manufactured these products specifically for the market served by these operations and management has determined that these products are no longer salable. This charge has been recorded as a component of cost of goods sold.

         The company recorded an asset impairment charge of $0.7 million related to the write-down of equipment in its North American metalworking operations. Management completed an assessment of the assets currently being used in these operations and determined that these assets were not going to be further utilized in conducting these operations. This amount represents the write-down of the book value of the assets, net of salvage value.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

         The company also recorded an asset impairment charge of $0.2 million related to a mining and construction manufacturing operation in China, as certain assets of this operation were not considered recoverable.

         The company accrued $1.4 million related to severance packages provided to 77 hourly and salaried employees terminated in connection with a global workforce reduction. The charge for facility rationalization relates to employee severance for 13 employees and other exit costs associated with the closure or downsizing of several offices in the Asia Pacific region and in South America.

         The costs related to the asset impairment charges, employee severance and facility rationalizations of $4.0 million have been recorded as a component of restructuring and asset impairment charges. The costs charged against the restructuring cost accrual as of December 31, 1999 were as follows (in thousands):

                                                           Initial             Cash                            December 31,
                                                          Liability        Expenditures        Adjustments          1999
                                                          ---------        ------------        -----------     ------------
         Employee severance                                 $1,368             $(577)              $ --             $791
         Facility rationalizations                              40                --                 --               40
                                                            ------             -----               ----             ----
             Total                                          $1,408             $(577)              $ --             $831
                                                            ======             =====               ====             ====

         The company continues to review its business strategies and pursue other cost-reduction activities, some of which could result in future charges.

11. In November 1999, the company repaid its term loan under the Bank Credit Agreement. This resulted in an acceleration of the write-off of deferred financing fees of $0.4 million, which was recorded as an extraordinary item of $0.3 million, net of tax.

12. In the December 1999 quarter, the company engaged an investment bank to explore strategic alternatives regarding its 83 percent owned subsidiary, JLK Direct Distribution Inc. (JLK), including a possible divestiture. Management believes a divestiture may enhance growth prospects for both the company and JLK by allowing each company to focus on its core competencies. Management intends to conclude the evaluation of its alternatives by June 30, 2000. The company is currently not a party to any written or oral agreement regarding the divestiture of this business.

13. On December 16, 1999, the company determined that certain performance measurements in the accounts receivable securitization program agreement were not met due to an increase in the aging of the accounts receivable of one of the participating subsidiaries as a result of a system implementation at that subsidiary. The program sponsor waived this condition and the agreement was amended to temporarily revise the performance measurements until May 2000, at which time these performance measurements revert to the original terms of the agreement.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

14. In November 1999, management reorganized the financial reporting of its operations to focus on global business units consisting of Metalworking, Engineered Products, Mining & Construction and JLK/Industrial Supply, and corporate functional shared services. The results for all periods presented have been restated to conform to the new reporting structure. The company's external sales, intersegment sales and operating income by business unit for the three and six months ended December 31, 1999 and 1998 are as follows (in thousands):

                                                 Three Months Ended                  Six Months Ended
                                                     December 31,                       December 31,
                                               ------------------------          -------------------------
         External sales:                         1999            1998              1999             1998
                                                 ----            ----              ----             ----
           Metalworking                        $253,450        $267,890          $495,614       $  528,727
           Engineered Products                   43,926          45,459            83,109           90,337
           Mining & Construction                 39,010          40,678            84,627           86,894
           JLK/Industrial Supply                117,542         130,291           233,521          259,282
                                               --------        --------          --------       ----------
         Total external sales                  $453,928        $484,318          $896,871       $  965,240
                                               ========        ========          ========       ==========

         Intersegment sales:
           Metalworking                        $ 28,567        $ 28,357          $ 70,470       $   50,950
           Engineered Products                    4,988           4,930             9,763           10,947
           Mining & Construction                  1,122           1,290             3,735            2,470
           JLK/Industrial Supply                  2,187           3,444             4,523            6,215
                                               --------        --------          --------       ----------
         Total intersegment sales              $ 36,864        $ 38,021          $ 88,491       $   70,582
                                               ========        ========          ========       ==========

         Total sales:
           Metalworking                        $282,017        $296,247          $566,084       $  579,677
           Engineered Products                   48,914          50,389            92,872          101,284
           Mining & Construction                 40,132          41,968            88,362           89,364
           JLK/Industrial Supply                119,729         133,735           238,044          265,497
                                               --------        --------          --------       ----------
         Total sales                           $490,792        $522,339          $985,362       $1,035,822
                                               ========        ========          ========       ==========

         Operating income:
           Metalworking                        $ 26,049        $ 35,575          $ 55,306       $   64,308
           Engineered Products                    5,462           6,724             9,258           11,895
           Mining & Construction                  2,479           3,153             9,306            9,222
           JLK/Industrial Supply                  7,089           8,937            14,068           15,351
           Corporate & Eliminations              (9,492)        (10,128)          (22,512)         (22,823)
                                               --------        --------          --------       ----------
         Total operating income                $ 31,587        $ 44,261          $ 65,426       $   77,953
                                               ========        ========          ========       ==========

         Metalworking operating income for the three and six months ended December 31, 1999 was reduced by $3.5 million related to asset impairment charges, and costs associated with employee severance and product and facility rationalizations. Mining & Construction operating income for the three and six months ended December 31, 1999 was reduced by $0.4 million related to asset impairment charges and costs associated with employee severance. Corporate operating income for the three and six months ended December 31, 1999 was reduced by $3.0 million and $0.2 million related to environmental remediation costs and costs associated with employee severance, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

         The company's assets by business area at December 31, 1999 and June 30, 1999 are as follows (in thousands):

                                                           December 31, 1999         June 30, 1999
                                                           -----------------         -------------
         Assets:
           Metalworking                                        $1,006,458              $1,039,854
           Engineered Products                                    326,026                 363,739
           Mining & Construction                                  134,106                 146,295
           JLK/Industrial Supply                                  291,293                 274,989
           Corporate                                              229,138                 218,771
                                                               ----------              ----------
         Total assets                                          $1,987,021              $2,043,648
                                                               ==========              ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS

OVERVIEW

Sales for the December 1999 quarter were $453.9 million, a decrease of six percent from $484.3 million in the year-ago quarter. Sales were down three percent from the same quarter a year ago excluding the one percent impact of the divestiture of the Strong Tool Company steel mill supply business and unfavorable foreign currency translation effects of two percent. The remainder of the decline was due to weak demand in the company's end markets.

Net income for the quarter ended December 31, 1999 was $8.2 million, or $0.27 per share, compared to net income of $14.0 million, or $0.47 per share, in the same quarter last year. The results for the quarter ended December 31, 1999 were reduced by approximately $7.5 million, or $0.14 per share, including $4.1 million, or $0.07 per share, related to restructuring and asset impairment charges, $3.0 million, or $0.06 per share, related to environmental remediation, and $0.4 million, or $0.01 per share, related to an extraordinary loss related to the early extinguishment of debt. The performance for the quarter was in line with management's expectations and reflects the company's growing success in implementing operational improvement programs and strong cost controls.

Sales for the six months ended December 31, 1999 were $896.9 million compared to $965.2 million in the same period a year ago, a decline of seven percent. Unfavorable foreign currency effects and the divestiture of the Strong Tool Company steel mill supply business accounted for two and one percent, respectively, of the sales decline from last year. Net income for the six months ended December 31, 1999 was $18.2 million, or $0.60 per share, compared to $21.4 million, or $0.72 per share, in the same period last year. Sales and earnings were affected by the factors mentioned above.

BUSINESS SEGMENT REVIEW

In November 1999, management reorganized the financial reporting of its operations to focus on global business units consisting of Metalworking, Engineered Products, Mining & Construction and JLK/Industrial Supply, and corporate functional shared services. The results for all periods presented have been restated to conform to the new reporting structure.

METALWORKING

                                                 Three Months Ended                   Six Months Ended
                                                      December 31,                       December 31,
                                               ------------------------           ------------------------
                                                 1999            1998               1999            1998
                                                 ----            ----               ----            ----
         External sales                        $253,450        $267,890           $495,614        $528,727
         Intersegment sales                      28,567          28,357             70,470          50,950
         Operating income                        26,049          35,575             55,306          64,308


Sales in the Metalworking segment declined five percent during the December 1999 quarter, compared to the same quarter a year ago. Unfavorable foreign currency effects accounted for three percent of this decline. Sales in North America were down two percent compared to last year due to continued weak demand in the aerospace and agriculture markets, partially offset by strong sales in the automotive and truck markets.

Sales in the European Metalworking market decreased 16 percent over the same quarter last year. Unfavorable foreign currency translation effects accounted for nine percent of this decline. The decline

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------


in sales was due to weaker customer demand in the German automotive and light engineering markets, as well as internal plant consolidations and a weak market in the United Kingdom. Sales in Asia continued to grow and were up 21 percent, in local currency, compared to the prior year.

Operating income declined to $26.0 million and was affected by lower sales levels, restructuring and asset impairment charges of $3.5 million, an unfavorable sales mix and lower production levels. This was partially offset by continued strong cost controls, improved manufacturing variances, and a reduction in operating expenses due to the cost improvement program the company initiated in November 1998. Period costs associated with the Solon, Ohio plant closure were $0.6 million for the quarter ended December 31, 1999.

For the six months ended December 31, 1999, sales declined six percent compared to last year due to the same factors mentioned above. Unfavorable foreign currency effects accounted for two percent of the decline. Operating income declined to $55.3 million and was affected by the same factors mentioned above. Period costs associated with the Solon, Ohio plant closure were $2.0 million for the six months ended December 31, 1999.

ENGINEERED PRODUCTS

                                                  Three Months Ended                   Six Months Ended
                                                      December 31,                       December 31,
                                                -----------------------            -----------------------
                                                  1999            1998               1999            1998
                                                  ----            ----               ----            ----
         External sales                         $43,926         $45,459            $83,109         $90,337
         Intersegment sales                       4,988           4,930              9,763          10,947
         Operating income                         5,462           6,724              9,258          11,895

Sales in the Engineered Products market declined three percent compared to last year due to unfavorable foreign exchange effects. Sales were affected by increased demand for electronic circuit board drills, offset by year-over-year weakness in the oil industry. Sales to the energy sector improved sequentially during the December 31, 1999 quarter. Operating income for the December 31, 1999 quarter declined to $5.5 million due to an unfavorable sales mix and reduced sales levels, partially offset by improved manufacturing variances.

Compared to a year ago, sales for the six months ended December 31, 1999 declined eight percent, including unfavorable foreign exchange effects of two percent, due to the factors mentioned above. Operating income declined to $9.3 million also due to the factors mentioned above.

MINING & CONSTRUCTION

                                                  Three Months Ended                   Six Months Ended
                                                      December 31,                       December 31,
                                                -----------------------            -----------------------
                                                  1999            1998               1999            1998
                                                  ----            ----               ----            ----
         External sales                         $39,010         $40,678            $84,627         $86,894
         Intersegment sales                       1,122           1,290              3,735           2,470
         Operating income                         2,479           3,153              9,306           9,222


Sales in this segment declined four percent from the December 1998 quarter. Strong construction tool sales in North America were offset by continued weakness in the underground coal, energy and in the European construction markets. Included in the sales decline are unfavorable foreign currency translation effects of two percent. Operating income decreased to $2.5 million in the December 31, 1999 quarter due to higher manufacturing variances resulting from lower sales and production levels, and

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

restructuring and asset impairment charges of $0.4 million. This was partially offset by a favorable sales mix and continued cost control.

Sales for the six months ended December 31, 1999 declined three percent, including one percent unfavorable foreign exchange effects, compared to the year-ago period due to the factors mentioned above. Operating income increased to $9.3 million due to a favorable sales mix and continued cost controls, partially offset by higher manufacturing variances, restructuring and asset impairment charges and lower sales volumes.

JLK/INDUSTRIAL SUPPLY

                                                  Three Months Ended                   Six Months Ended
                                                      December 31,                       December 31,
                                               ------------------------           ------------------------
                                                 1999            1998               1999            1998
                                                 ----            ----               ----            ----
         External sales                        $117,542        $130,291           $233,521        $259,282
         Intersegment sales                       2,187           3,444              4,523           6,215
         Operating income                         7,089           8,937             14,068          15,351

In this segment, sales declined ten percent from the same quarter a year ago due to reduced demand in North America and the divestiture of the Strong Tool Company steel mill business unit. Excluding the divestiture, sales declined seven percent. In North America, the J&L catalog business continues to be affected by weak market conditions and from a competitive price environment.

Full Service Supply sales increased two percent compared to the December 1998 quarter, however FSS growth continued to be curtailed by the implementation of its new business system and from weakness in some accounts. Management has delayed the implementation of new programs in order to focus attention on keeping existing customers serviced. The company provided FSS programs to 154 customers covering 247 different facilities at December 31, 1999, compared to 135 customers covering 210 different facilities at December 31, 1998.

Operating income declined to $7.1 million due to lower sales and an unfavorable sales mix, partially offset by continued operating cost controls. The gross margin was 31.8 percent compared to 32.2 percent due to a decline in the higher-margin J&L catalog sales. Operating expenses declined $3.1 million due primarily to the implementation of several cost reduction initiatives since December 1998.

For the six months ended December 31, 1999, sales declined ten percent compared to a year ago. Excluding the divestiture, sales declined seven percent due to the factors mentioned above. Operating income declined to $14.1 million due to the factors mentioned above.

GROSS PROFIT MARGIN

The consolidated gross profit margin for the December 1999 quarter was 37.2 percent, compared to 37.4 percent in same quarter in the prior year. Gross profit margin was essentially unchanged despite an unfavorable sales mix and lower production levels. Lean manufacturing techniques allowed the company to improve manufacturing variances despite lower production levels. The December 1999 quarter gross profit margin was negatively affected by $0.6 million of Solon, Ohio plant closure period costs and $0.1 million for the write-down of discontinued product lines.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

Consolidated gross profit margin was 37.0 percent for the six months ended December 31, 1999, compared with 37.3 percent in same period a year ago. Period costs incurred in fiscal 2000 of $2.0 million related to the Solon, Ohio plant closure account for the majority of the decline. Excluding these costs, gross profit margin was affected by the factors mentioned above.

OPERATING EXPENSES

Operating expenses for the December 1999 quarter were $126.7 million, a reduction of three percent from $130.5 million in the same quarter last year. Operating expenses for 1999 include a $3.0 million charge for environmental remediation costs. Excluding this charge, operating expenses for the current quarter were five percent below the prior year quarter and reflects management's resolve to control costs. The improvement is due to ongoing cost and productivity improvement programs.

For the six months ended December 31, 1999, operating expenses of $249.2 million were eight percent below 1998 levels despite the $3.0 million charge for environmental remediation costs. Operating expenses improved due to the factors mentioned above.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

In November 1999, the company announced plans to close, consolidate or downsize several plants, warehouses and offices, and associated workforce reductions as part of its overall plan to increase asset utilization and financial performance, and to reposition the company to become the premier tooling solutions supplier. The company expects to record total one-time charges of $25 to $30 million related to these programs by its fiscal 2000 year-end. Additional period costs are estimated to be $5 to $6 million and are expected to be incurred through fiscal 2000 and 2001.

Management implemented several of these programs in the December 1999 quarter. The costs accrued for the implemented programs were based upon management estimates using the latest information available at the time that the accrual was established. The components of the charges are as follows (in thousands):


                                                                                                           Initial
                                                                   Total              Asset              Restructuring
                                                                   Charge          Write-Downs             Liability
                                                                   ------          -----------           -------------
     Asset impairment charges                                      $2,544             $(2,544)               $   --
     Employee severance                                             1,368                  --                 1,368
     Product rationalization                                          100                (100)                   --
     Facility rationalizations                                         69                 (29)                   40
                                                                   ------             -------                ------
              Total                                                $4,081             $(2,673)               $1,408
                                                                   ======             =======                ======

In conjunction with the company's ongoing review of underperforming businesses, certain assets are reviewed for impairment pursuant to the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." An asset impairment charge of $1.6 million was recorded in the December 1999 quarter, related to a metalworking manufacturing operation in Shanghai, China as it was determined to be impaired.

This operation became fully operational in fiscal 1998 and to date, has not generated the performance that was expected at the time the company entered into this market. Management performed an in-depth review of the operations, capacity utilization and the local management team, and engaged a consultant

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------


to perform an independent review of the same. These reviews enabled management to determine that the market served by this operation had eroded compared to the original expectations, that the operations were in good working order and utilized modern technology, and that the management team in place was competent. Management also determined that this facility had excess capacity given the level of market demand.

Accordingly, management updated its operating forecast to reflect the current market demand. In comparing the projected cash flows of the updated forecast to the net book value of the assets of this operation, management determined that the full value of these assets would not be recoverable. Accordingly, a charge was recorded to adjust the carrying value of the long-lived assets of this operation to fair value. The estimated fair value of these assets was based on various methodologies, including a discounted value of estimated future cash flows.

The product rationalization charge of $0.1 million represents the write-down of certain discontinued product lines manufactured in these operations. The company manufactured these products specifically for the market served by these operations and management has determined that these products are no longer salable. This charge has been recorded as a component of cost of goods sold.

The company recorded an asset impairment charge of $0.7 million related to the write-down of equipment in its North American metalworking operations. Management completed an assessment of the assets currently being used in these operations and determined that these assets were not going to be further utilized in conducting these operations. This amount represents the write-down of the book value of the assets, net of salvage value.

The company also recorded an asset impairment charge of $0.2 million related to a mining and construction manufacturing operation in China, as certain assets of this operation were not considered recoverable.

The company accrued $1.4 million related to severance packages provided to 77 hourly and salaried employees terminated in connection with a global workforce reduction. The charge for facility rationalization relates to employee severance for 13 employees and other exit costs associated with the closure or downsizing of several offices in the Asia Pacific region and in South America.

The costs related to the asset impairment charges, employee severance and facility rationalizations of $4.0 million have been recorded as a component of restructuring and asset impairment charges. The costs charged against the restructuring cost accrual as of December 31, 1999 were as follows (in thousands):

                                                           Initial             Cash                             December 31,
                                                          Liability        Expenditures        Adjustments          1999
                                                          ---------        ------------        -----------      ------------
Employee severance                                          $1,368             $(577)              $ --             $791
Facility rationalizations                                       40                --                 --               40
                                                            ------             -----               ----             ----
Total                                                       $1,408             $(577)              $ --             $831
                                                            ======             =====               ====             ====

The company continues to review its business strategies and pursue other cost-reduction activities, some of which could result in future charges.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------


INTEREST EXPENSE

Interest expense for the December 1999 quarter declined to $13.8 million due to reduced debt levels, partially offset by higher borrowing rates. Average U.S. borrowing rates of 6.59 percent were 31 basis points higher compared to a year ago due to the rising interest rate environment.

Interest expense for the six months ended December 31, 1999 declined to $28.3 million due to reduced debt levels. The average U.S. borrowing rate was flat for both periods at 6.49 percent, which reflects the higher interest rate environment in fiscal 2000, offset by improved pricing under the company's Bank Credit Agreement.

OTHER EXPENSE (INCOME)

Other expense for the December 1999 quarter included fees of $1.3 million incurred in connection with the accounts receivable securitization program initiated in June 1999. This was partially offset by gains from the sale of miscellaneous underutilized assets and dividend income.

For the six months ended December 31, 1999, other expense included fees of $2.5 million related to the accounts receivable securitization program. This was partially offset by the factors mentioned above and a gain of $1.4 million from asset sales.

INCOME TAXES

The effective tax rate for the December 1999 quarter was 44.5 percent compared to 42.5 percent in the prior year. The increase in the effective tax rate is attributable to the non-recurring utilization of tax benefits from costs to repay senior debt in fiscal 1999. For the six months ended December 31, 1999, the effective tax rate was 44.5 percent compared to 42.6 percent in the prior year. The increase in the effective tax rate is attributable to the factor mentioned above.

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

In November 1999, the company repaid its term loan under the Bank Credit Agreement. This resulted in an acceleration of the write-off of deferred financing fees of $0.4 million, which has been recorded as an extraordinary item of $0.3 million, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

The company's cash flow from operations is the primary source of financing for capital expenditures and internal growth. During the six months ended December 31, 1999, the Company generated $113.5 million in cash flow from operations. Compared to the prior year, cash flow increased significantly due to improved working capital requirements and higher levels of non-cash items. This was partially offset by lower net income. The working capital improvement reflects management's initiatives to reduce working capital and generate strong cash flow.

Net cash used for investing activities was $15.3 million for the six months ended December 31, 1999. The decrease in net cash used for investing activities was due to lower capital expenditures and

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------


acquisition activity, coupled with increased proceeds from the sale of underutilized assets. This reduction reflects management's enhanced capital expenditure approval process and focus on monetizing underutilized assets.

Net cash used for financing activities was $98.3 million for the six months ended December 31, 1999. This compares to cash flow from financing activities of $38.2 million in the prior year. The reduction in debt in the December 1999 quarter is attributable to the increase in operating cash flows, as well as the company's focus on debt repayment.

Through the new management incentive program, management is reinforcing the focus on cash flow and working capital improvement. Management believes free operating cash flow (FOCF) is an appropriate measure of the company's cash flow. The company generated FOCF of $51.5 million and $1.7 million for the quarters ended December 31, 1999 and 1998, respectively. The company generated $102.0 million for the six months ended December 31, 1999, compared to a use of $25.9 million in the comparative period a year ago. The improvements in FOCF are due to improved working capital and lower capital expenditures, partially offset by lower levels of net income.

FOCF is defined as funds from operations minus capital expenditures, plus the change in working capital (excluding changes in cash, marketable securities and short-term debt). Funds from operations is defined as net income from continuing operations plus depreciation, amortization, deferred income taxes and other non-cash items. Cash flows from operating activities, as defined by generally accepted accounting principles (GAAP), may be used as a measure of cash flow. While FOCF is not a GAAP alternative measure of cash flow and may not be comparable to other similarly titled measures of other companies, the company's management believes FOCF is a meaningful measure of the company's cash flow.

On December 16, 1999, the company determined that certain performance measurements in the accounts receivable securitization program agreement were not met due to an increase in the aging of the accounts receivable of one of the participating subsidiaries as a result of a system implementation at that subsidiary. The program sponsor waived this condition and the agreement was amended to temporarily revise the performance measurements until May 2000, at which time these performance measurements revert to the original terms of the agreement.

FINANCIAL CONDITION

Total assets were $2.0 billion at December 31, 1999, a three percent decline from June 30, 1999. Net working capital was $448.1 million, up 20 percent from $373.6 million at June 30, 1999. The ratio of current assets to current liabilities at December 31, 1999 improved to 2.6 compared to 2.0 at June 30, 1999. The improvements in net working capital and the current ratio compared to June 30, 1999 is due to the repayment of short-term debt. The total debt-to-total-capital ratio declined to 48.9 percent as of December 31, 1999 from 51.9 percent as of June 30, 1999 due to the FOCF generated by the company during the six months ended December 31, 1999.

One of the features of the new management incentive program is the focus on the more efficient use of working capital to generate sales. Management believes the ratio of primary working capital as a percentage of sales (PWC%) is appropriate for measuring the company's efficiency in utilizing working capital to generate sales. The company's PWC% at December 31, 1999 was 30.9 percent, compared to
34.9 percent at June 30, 1999 and 35.5 percent at December 31, 1998. The improvement in PWC% is due to lower primary working capital, partially offset by lower sales levels.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------


Primary working capital (PWC) is defined as inventory plus accounts receivable, less accounts payable. PWC% is calculated by averaging beginning of the year and quarter-end balances for PWC, divided by annualized sales. Other asset turnover ratios, as defined by GAAP, may be used to measure asset utilization efficiency. While PWC% is not a GAAP alternative measure of asset utilization efficiency and may not be comparable to other similarly titled measures of other companies, the company's management believes PWC% is a meaningful measure of the company's efficiency in utilizing working capital to generate sales.

STRATEGIC ALTERNATIVES

In the December 1999 quarter, the company engaged an investment bank to explore strategic alternatives regarding its 83 percent owned subsidiary, JLK Direct Distribution Inc. (JLK), including a possible divestiture. Management believes a divestiture may enhance growth prospects for both the company and JLK by allowing each company to focus on its core competencies. Management intends to conclude the evaluation of its alternatives by June 30, 2000. The company is currently not a party to any written or oral agreement regarding the divestiture of this business.

ENVIRONMENTAL

The company has been involved in various environmental cleanup and remediation activities at several of its manufacturing facilities. In addition, the company is currently named as a potentially responsible party (PRP) at several Superfund sites in the United States. In the December 1999 quarter, the company recorded a remediation reserve of $3.0 million with respect to its involvement in these matters, which is recorded as a component of operating expenses. This represents management's best estimate of its future obligation based on its evaluations and discussions with outside counsel and independent consultants, and the current facts and circumstances related to these matters. The company has recorded this liability in the December quarter because certain events occurred, including sufficient progress made by the government and the PRPs in the identification of other PRPs and review of potential remediation solutions, that clarified the level of involvement in these matters by the company and its relationship to other PRPs. This led the company to conclude that it was probable that a liability had been incurred.

In addition to the amount currently reserved, the company may be subject to loss contingencies related to these matters estimated to be up to an additional $3.3 million. The company believes that such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. The reserved and unreserved liabilities may change substantially in the near term due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs and the identification of new PRPs.

The company maintains a Corporate Environmental, Health and Safety (EH&S) Department, as well as an EH&S Policy Committee, to ensure compliance with environmental regulations and to monitor and oversee remediation activities. In addition, the company has established an EH&S administrator at its domestic manufacturing facilities. The company's financial management team periodically meets with members of the Corporate EH&S Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly and annual basis, management establishes or adjusts financial provisions and reserves for environmental contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies."

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------


YEAR 2000

Management believes that the company substantially mitigated its exposure relative to year 2000 issues for both information and non-information technology systems. The transition into the year 2000 resulted in no significant impact to the financial position or operations of the company.

The company initiated a program beginning in 1996 to assess the exposure to the year 2000 issue, and to prepare its computer systems, computer applications and other systems for the year 2000. A management committee actively monitored the status of the readiness program of each of the company's business units. The company completed the tasks identified to remediate its mission critical systems and processes.

Year 2000 exposure related to information systems was mitigated throughout key metalworking and mining and construction operations through the implementation of SAP R3 for most business processes. The company completed the process of modifying existing non-compliant business systems in its industrial product and engineered product operations to ensure these operations are supported by a year 2000 compliant information system. These modifications were completed and tested by September 1999.

At JLK, HK Systems' Enterprise Information System was implemented and tested by August 1999 in the FSS business to address the year 2000 issue. The company modified the existing non-compliant systems in the catalog business to ensure that J&L is supported by a year 2000 compliant information system. Testing of these modifications was performed in September 1999.

The company also completed an assessment of the impact of this issue on its non-information technology systems, including the company's personal computers, embedded technology in manufacturing and processing equipment, and other non-information technology items. All non-year 2000 compliant systems were identified and remediated through replacement of or modification to the existing systems. Such remedies were tested for year 2000 compliance in September 1999. Contingency plans included shifting production processes to year 2000 compliant manufacturing operations. The company was not required to employ this contingency plan.

The company estimates the total year 2000 expenditures were approximately $53.0 million, approximately half of which were for computer hardware to replace non-compliant computer systems and the other half to replace non-compliant computer software, including software implementation and employee training. These costs included both internal and external personnel costs related to the assessment and remediation processes, as well as the cost of purchasing certain hardware and software.

The majority of these costs were incurred in 1997 and 1996. Expenditures incurred to date in fiscal 2000 approximate $3.5 million. The company does not anticipate incurring additional expenditures related to year 2000 issues. Cash flows from operations provided funding for these expenditures.

Management believed the most significant impact of the year 2000 issue would have been an interrupted supply of goods and services from the company's vendors. The company had an ongoing effort to gain assurances and certifications of suppliers' readiness programs. To date, the company's suppliers continue to provide the company with sufficient goods and services in the year 2000. There were no failures by major third-party businesses and public and private providers of infrastructure services, such as utilities, communications services and transportation that affected the company during the transition to the year 2000. Contingency plans included purchasing raw materials and supplies from alternate

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------


certified vendors and a further increase of safety stock of critical materials and supplies. The company was not required to employ these contingency plans.

There can be no guarantee that the efforts of the company or of third parties, whose systems the company relies upon, will completely mitigate any year 2000 problem that could have a material adverse affect on the company's operations or financial results. While such problems could affect important operations of the company and its subsidiaries, either directly or indirectly, in a significant manner, the company cannot at present estimate either the likelihood or the potential cost of such failures. However, the company will continue to aggressively pursue remediation of any newly discovered year 2000 problem.

OUTLOOK

In looking to the third quarter of fiscal 2000, management expects Kennametal's consolidated sales to increase by six to nine percent over the December 1999 quarter as sales in the second half of the fiscal year are typically higher than in the first half. Demand in most end markets is expected to remain weak, however, management sees continued strength in auto and improvement in energy. Management will continue to focus on operational improvement programs and cost discipline.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" as defined by Section 21E of the Securities Exchange Act of 1934. Actual results may differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, the extent that the economic conditions in the United States and Europe, and to a lesser extent, Asia Pacific are not sustained, risks associated with integrating businesses, demands on management resources, risks associated with international markets such as currency exchange rates, competition, risks associated with the implementation of restructuring actions and environmental remediation, the effect of third party or company failures to achieve timely remediation of year 2000 issues, and the effect of the conversion to the Euro on the company's operations. The company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances occurring after the date hereof.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------


During the September 1999 quarter, the company entered into two interest rate swap agreements that effectively convert a notional amount of $50.0 million from floating to fixed interest rates. This increases the total notional amount of floating-to-fixed interest rate swaps to $100.0 million. These new agreements mature in July 2002.

At December 31, 1999, the company would have received $2.2 million to settle all interest rate swap agreements, representing the excess of fair value over the carrying cost of these agreements. The effect of all interest rate swaps on the company's composite interest rate on long-term debt was not material at December 31, 1999.

At December 31, 1999, the company had a notional amount of $21.4 million of outstanding foreign exchange forward contracts to sell foreign currency. These contracts mature before March 31, 1999. The net unrealized loss on foreign currency contracts was $1.1 million at December 31, 1999. A hypothetical 10 percent change in the applicable December 31, 1999 quarter-end forward rates would result in an increase or decrease in pretax income of approximately $2.2 million related to these positions.

There were no other material changes in the company's exposure to market risk from June 30, 1999.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------


The information set forth in Part II, Item 4 of the company's September 30, 1999 Form 10-Q is incorporated by reference herein.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


         (a)      Exhibits

                  (10)     Material Contracts

                           10.1 Kennametal Inc. Stock Option and Incentive Plan of 1999 is incorporated herein by reference to Exhibit A of the company's 1999 Proxy Statement.

                  (27) Financial Data Schedule for the six months ended December 31, 1999, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                KENNAMETAL INC.



Date: February 11, 2000                         By: /s/ FRANK P. SIMPKINS
                                                    ------------------------
                                                    Frank P. Simpkins
                                                    Corporate Controller and
                                                    Chief Accounting Officer