Form 10-Q
period 2000-03-31
KENNAMETAL INC
filed 2000-05-15
CIK 55242

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Title Of Each Class                     Outstanding at April 28, 2000
----------------------------------------           -----------------------------
Capital Stock, par value $1.25 per share                       30,412,715


================================================================================

                                 KENNAMETAL INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000



                                TABLE OF CONTENTS



Item No.                                                                    Page
--------                                                                    ----

                          PART I. FINANCIAL INFORMATION

1.       Financial Statements:

         Condensed Consolidated Statements of Income (Unaudited)
         Three and nine months ended March 31, 2000 and 1999................  1

         Condensed Consolidated Balance Sheets (Unaudited)
         March 31, 2000 and June 30, 1999...................................  2

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         Nine months ended March 31, 2000 and 1999..........................  3

         Notes to Condensed Consolidated Financial Statements (Unaudited)...  4

2.       Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................... 11

3.       Quantitative and Qualitative Disclosures about Market Risk......... 21

                           PART II. OTHER INFORMATION

6.       Exhibits and Reports on Form 8-K................................... 22

                          PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands, except per share data)

                                                              Three Months Ended        Nine Months Ended
                                                                   March 31,                March 31,
                                                              ------------------     ----------------------
                                                                2000      1999         2000        1999
                                                                ----      ----         ----        ----
     OPERATIONS
     Net sales                                               $483,019   $479,051     $1,379,890  $1,444,291
     Cost of goods sold                                       294,567    305,654        859,242     910,816
                                                             --------   --------     ----------  ----------
     Gross profit                                             188,452    173,397        520,648     533,475
     Operating expenses                                       125,830    127,381        375,019     396,840
     Restructuring and asset impairment charges                13,323     13,937         17,304      13,937
     Amortization of intangibles                                6,517      6,485         20,117      19,151
                                                             --------   --------     ----------  ----------
     Operating income                                          42,782     25,594        108,208     103,547
     Interest expense                                          13,668     17,992         41,948      53,248
     Other expense, net                                         1,269        668          1,521         861
                                                             --------   --------     ----------  ----------
     Income before provision for income taxes and
       minority interest                                       27,845      6,934         64,739      49,438
     Provision for income taxes                                12,067      2,900         28,485      21,000
     Minority interest                                          1,681      1,854          3,733       4,828
                                                             --------   --------     ----------  ----------
     Income before extraordinary item                          14,097      2,180         32,521      23,610
     Extraordinary loss on early extinguishment
       of debt, net of tax of $178                                 --         --           (267)         --
                                                             --------   --------     ----------  ----------
     Net income                                              $ 14,097   $  2,180     $   32,254  $   23,610
                                                             ========   ========     ==========  ==========

     PER SHARE DATA
     Basic earnings per share before
       extraordinary item                                    $   0.46   $   0.07     $     1.08  $     0.79
     Extraordinary item                                            --         --          (0.01)         --
                                                             --------   --------     ----------  ----------
     Basic earnings per share                                $   0.46   $   0.07     $     1.07  $     0.79
                                                             ========   ========     ==========  ==========

     Diluted earnings per share before
       extraordinary item                                    $   0.46   $   0.07     $     1.07  $     0.79
     Extraordinary item                                            --         --          (0.01)         --
                                                             --------   --------     ----------  ----------
     Diluted earnings per share                              $   0.46   $   0.07     $     1.06  $     0.79
                                                             ========   ========     ==========  ==========

     Dividends per share                                     $   0.17   $   0.17     $     0.51  $     0.51
                                                             ========   ========     ==========  ==========

     Basic weighted average shares outstanding                 30,320     29,912         30,201      29,882
                                                             ========   ========     ==========  ==========

     Diluted weighted average shares outstanding               30,418     29,923         30,307      29,921
                                                             ========   ========     ==========  ==========

     See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands)

                                                                                 March 31,           June 30,
                                                                                   2000                1999
                                                                                   ----                ----
ASSETS
Current assets:
   Cash and equivalents                                                         $   21,552          $   17,408
   Marketable equity securities available-for-sale                                   9,173              13,436
   Accounts receivable, less allowance for
     doubtful accounts of $13,322 and $15,269                                      245,002             231,287
   Inventories                                                                     417,333             434,462
   Deferred income taxes                                                            44,103              44,182
   Other current assets                                                             13,254               9,673
                                                                                ----------          ----------
Total current assets                                                               750,417             750,448
                                                                                ----------          ----------

Property, plant and equipment:
   Land and buildings                                                              230,377             235,375
   Machinery and equipment                                                         718,568             756,917
   Less accumulated depreciation                                                  (444,521)           (452,492)
                                                                                ----------          ----------
Net property, plant and equipment                                                  504,424             539,800
                                                                                ----------          ----------

Other assets:
   Investments in affiliated companies                                               1,248                 844
   Intangible assets, less accumulated amortization
     of $86,894 and $64,096                                                        665,397             685,695
   Deferred income taxes                                                            34,096              33,996
   Other                                                                            36,536              32,865
                                                                                ----------          ----------
Total other assets                                                                 737,277             753,400
                                                                                ----------          ----------
Total assets                                                                    $1,992,118          $2,043,648
                                                                                ==========          ==========

LIABILITIES
Current liabilities:
   Current maturities of long-term debt and capital leases                      $    4,387          $  117,217
   Notes payable to banks                                                           64,984              26,222
   Accounts payable                                                                122,166              89,339
   Accrued vacation pay                                                             29,380              27,323
   Accrued payroll                                                                  20,370              19,730
   Other current liabilities                                                       127,429              97,035
                                                                                ----------          ----------
Total current liabilities                                                          368,716             376,866
                                                                                ----------          ----------
Long-term debt and capital leases, less current maturities                         667,632             717,852
Deferred income taxes                                                               53,478              53,108
Other liabilities                                                                   90,878              97,186
                                                                                ----------          ----------
Total liabilities                                                                1,180,704           1,245,012
                                                                                ----------          ----------
Minority interest in consolidated subsidiaries                                      54,338              53,505
                                                                                ----------          ----------

SHAREOWNERS' EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued                     --                  --
Capital stock, $1.25 par value; 70,000 shares authorized;
   33,083 and 32,903 shares issued                                                  41,354              41,128
Additional paid-in capital                                                         331,785             325,382
Retained earnings                                                                  494,449             477,593
Treasury shares, at cost; 2,711 and 2,836 shares held                              (55,634)            (57,199)
Unearned compensation                                                               (2,436)             (3,330)
Accumulated other comprehensive loss                                               (52,442)            (38,443)
                                                                                ----------          ----------
Total shareowners' equity                                                          757,076             745,131
                                                                                ----------          ----------
Total liabilities and shareowners' equity                                       $1,992,118          $2,043,648
                                                                                ==========          ==========

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands)

                                                                                      Nine Months Ended
                                                                                          March 31,
                                                                                 ----------------------------
                                                                                    2000               1999
                                                                                    ----               ----
     OPERATING ACTIVITIES
     Net income                                                                  $  32,254          $  23,610
     Adjustments for noncash items:
       Depreciation                                                                 56,333             52,746
       Amortization                                                                 20,117             19,151
       Restructuring and asset impairment charges                                    8,143             17,119
       Loss on early extinguishment of debt, net of tax                                267                 --
       Other                                                                         5,133              6,308
     Changes in certain assets and liabilities, net of effects of acquisitions and divestiture:
       Accounts receivable                                                         (23,161)               910
       Proceeds from securitization of accounts receivable                           2,700                 --
       Inventories                                                                   9,808            (23,002)
       Accounts payable and accrued liabilities                                     55,847                (81)
       Other                                                                        (2,186)            (6,816)
                                                                                 ---------          ---------
     Net cash flow from operating activities                                       165,255             89,945
                                                                                 ---------          ---------

     INVESTING ACTIVITIES
     Purchases of property, plant and equipment                                    (34,123)           (83,226)
     Disposals of property, plant and equipment                                      6,788              8,947
     Purchase of marketable equity securities                                           --            (12,162)
     Other                                                                             277             (4,593)
                                                                                 ---------          ---------
     Net cash flow used for investing activities                                   (27,058)           (91,034)
                                                                                 ---------          ---------

     FINANCING ACTIVITIES
     Increase (decrease) in short-term debt                                         38,809            (13,637)
     Increase in long-term debt                                                    117,806            131,330
     Decrease in long-term debt                                                   (281,950)          (104,860)
     Dividend reinvestment and employee stock plans                                  7,925              2,769
     Cash dividends paid to shareowners                                            (15,398)           (15,237)
     Other                                                                          (1,017)            (1,014)
                                                                                 ---------          ---------
     Net cash flow used for financing activities                                  (133,825)              (649)
                                                                                 ---------          ---------

     Effect of exchange rate changes on cash                                          (228)              (732)
                                                                                 ---------          ---------

     CASH AND EQUIVALENTS
     Net increase (decrease) in cash and equivalents                                 4,144             (2,470)
     Cash and equivalents, beginning                                                17,408             18,366
                                                                                 ---------          ---------
     Cash and equivalents, ending                                                $  21,552          $  15,896
                                                                                 =========          =========

     SUPPLEMENTAL DISCLOSURES
     Interest paid                                                               $  40,757          $  51,425
     Income taxes paid                                                              14,417             18,808

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. The condensed consolidated financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements included in the company's 1999 Annual Report. The condensed consolidated balance sheet as of June 30, 1999 has been derived from the audited balance sheet included in the company's 1999 Annual Report. These accompanying interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the three and nine months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

2. Inventories are stated at lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for a significant portion of domestic inventories and the first-in, first-out (FIFO) method or average cost for other inventories. The company used the LIFO method of valuing its inventories for approximately 45 percent of total inventories at March 31, 2000. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on management's projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

3. The major classes of inventory as of the balance sheet dates were as follows (in thousands):

                                                                                 March 31,         June 30,
                                                                                   2000              1999
                                                                                   ----              ----
         Finished goods                                                          $316,916          $318,736
         Work in process and powder blends                                         96,678           117,987
         Raw materials and supplies                                                36,169            32,619
                                                                                 --------          --------
         Inventory at current cost                                                449,763           469,342
         Less LIFO valuation                                                      (32,430)          (34,880)
                                                                                 --------          --------
         Total inventories                                                       $417,333          $434,462
                                                                                 ========          ========

4. The company has been involved in various environmental cleanup and remediation activities at several of its manufacturing facilities. In addition, the company is currently named as a potentially responsible party
     (PRP) at several Superfund sites in the United States. In the December 1999 quarter, the company recorded a remediation reserve of $3.0 million with respect to its involvement in these matters, which is recorded as a component of operating expenses. This represents management's best estimate of its future obligation based on its evaluations and discussions with outside counsel and independent consultants, and the current facts and circumstances related to these matters. The company recorded this liability in the December quarter because certain events occurred, including sufficient progress made by the government and the PRPs in the identification of other PRPs and review of potential remediation solutions, that clarified the level of involvement in these matters by the company and its relationship to other PRPs. This led the company to conclude that it was probable that a liability had been incurred.

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

5. For purposes of determining the number of dilutive shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due to the dilutive effect of unexercised stock options by 98,394 and 11,723 for the three months ended March 31, 2000 and 1999, respectively, and 105,231 and 38,637 for the nine months ended March 31, 2000 and 1999, respectively.

6. Comprehensive income for the three and nine months ended March 31, 2000 and 1999 is as follows (in thousands):

                                                                     Three Months Ended   Nine Months Ended
                                                                          March 31,           March 31,
                                                                     ------------------   ------------------
                                                                       2000      1999       2000       1999
                                                                       ----      ----       ----       ----
     Net income                                                      $14,097   $ 2,180    $ 32,254   $23,610
     Unrealized loss on marketable equity securities
       available-for-sale, net of tax                                   (348)      (66)     (3,674)      (66)
     Minimum pension liability adjustment                                 53        --         100        --
     Foreign currency translation adjustments                         (7,519)   (5,619)    (10,425)   (5,220)
                                                                     -------   -------    --------   -------
     Comprehensive income (loss)                                     $ 6,283   $(3,505)   $ 18,255   $18,324
                                                                     =======   =======    ========   =======

     The components of accumulated other comprehensive loss consist of the following (in thousands):

                                                                                 March 31,         June 30,
                                                                                   2000              1999
                                                                                   ----              ----
         Unrealized gain (loss) on marketable equity securities
              available-for-sale, net of tax                                     $ (2,514)         $  1,160
         Minimum pension liability adjustment                                      (1,165)           (1,265)
         Foreign currency translation adjustments                                 (48,763)          (38,338)
                                                                                 --------          --------
         Total accumulated other comprehensive loss                              $(52,442)         $(38,443)
                                                                                 ========          ========

7. In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The company must adopt the standard by the beginning of the first quarter of fiscal 2001. SFAS No. 133 establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at their fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The company is currently evaluating the effects of SFAS No. 133 and is preparing a plan for implementation.

8. In March 1999, the company's management implemented restructuring plans, including several programs to reduce costs, improve operations and enhance customer satisfaction. The costs accrued for these plans were based on management estimates using the latest information available at the time that the accrual was established. The costs charged against the accrual as of March 31, 2000 were as follows (in thousands):

                                                     June 30,      Cash                       March 31,
                                                       1999    Expenditures      Adjustments    2000
                                                     --------  ------------      -----------  ---------
     Plant closure                                   $2,200      $(1,546)           $--         $  654
     Voluntary early retirement program               1,367         (627)            --            740
                                                     ------      -------            ---         ------
         Total                                       $3,567      $(2,173)           $--         $1,394
                                                     ======      =======            ===         ======

     Additional period costs of $0.1 million and $2.1 million resulting from the relocation of employees, hiring and training new employees and other costs associated with the temporary duplication of certain operations and other inefficiencies related to the Solon, Ohio plant closure were included in cost of goods sold during the three and nine months ended March 31, 2000, respectively.

9. During the September 1999 quarter, the company entered into two interest rate swap agreements that effectively convert a notional amount of $50.0 million from floating to fixed interest rates. This increased the total notional amount of floating-to-fixed interest rate swaps to $100.0 million. These new agreements mature in July 2002.

     At March 31, 2000, the company would have received $2.6 million to settle all interest rate swap agreements, representing the excess of fair value over the carrying cost of these agreements. The effect of all interest rate swaps on the company's composite interest rate on long-term debt was not material at March 31, 2000.

     At March 31, 2000, the company had outstanding foreign exchange forward contracts to sell foreign currency with notional amounts translated into U.S. dollars of $29.9 million. These contracts mature before June 30, 2000. The net unrealized loss on these contracts was $1.1 million at March 31, 2000.

     In February 2000, the company completed a short-term foreign exchange hedging program to protect a portion of the company's currency exposure from unfavorable exchange rate movements. This exposure arises from anticipated cash collections from foreign subsidiaries on transactions between domestic and foreign subsidiaries during the remainder of fiscal 2000. This program involves the purchase of a series of options that permit the company to sell the foreign currency at specific rates contained in the contracts. The cost of this program, $0.6 million, is being amortized to Other Expense over the life of the options. At March 31, 2000, the unamortized cost of $0.5 million is recorded in Other Current Assets and approximates the fair value of the options then outstanding. The notional amounts of the option contracts translated into U.S. dollars at March 31, 2000 rates is $27.2 million.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     In April and May 2000, the company began to implement a foreign exchange hedging program to protect a portion of the company's currency exposure from unfavorable exchange rate movements. This exposure arises from anticipated cash collections from foreign subsidiaries on transactions between domestic and foreign subsidiaries during fiscal 2001. This program utilizes purchased options, written options and forward exchange contracts. The cost of this program, $1.9 million, will be amortized to Other Expense based on the life of the contracts, until SFAS 133 is adopted on July 1, 2000; thereafter, the contracts will be accounted for and reported under this new Statement. The notional amounts of the hedging instruments translated into U.S. dollars at March 31, 2000 rates is $117.6 million.

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

     Management implemented several of these programs through the March 2000 quarter. The costs accrued for the implemented programs were based upon management estimates using the latest information available at the time that the accrual was established. The components of the charges are as follows (in thousands):

                                                                           Incremental     Initial
                                                    Total        Asset       Pension    Restructuring
                                                   Charge     Write-Downs  Obligation     Liability
                                                   ------     -----------  -----------  -------------
     Asset impairment charges                      $ 4,958      $(4,958)     $  --        $   --
     Employee severance                              5,765           --       (467)        5,298
     Product rationalization                           100         (100)        --            --
     Facility rationalizations                       6,581       (3,085)        --         3,496
                                                   -------      -------      -----        ------
              Total                                $17,404      $(8,143)     $(467)       $8,794
                                                   =======      =======      =====        ======


     In conjunction with the company's ongoing review of underperforming businesses, certain assets are reviewed for impairment pursuant to the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." An asset impairment charge of $1.7 million was recorded, related to a metalworking manufacturing operation in Shanghai, China. This operation became fully operational in fiscal 1998 and to date, has not generated the performance that was expected at the time the company entered into this market. Management performed an in-depth review of the operations, capacity utilization and the local management team, and engaged a consultant to perform an independent review of the same. These reviews enabled management to determine that the market served by this operation is not expected to develop to the extent originally anticipated, but that the operations were in good working order and utilized modern technology, and that the management team in place was competent. Management also determined that this facility had excess capacity given the level of market demand.

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

     The company recorded an asset impairment charge of $3.0 million related to the write-down of equipment in its North American metalworking operations and $0.3 million in its Engineered Products operations. In connection with the repositioning of the company, management completed an assessment of the assets currently being used in these operations and determined that these assets were not going to be further utilized in conducting these operations. This amount represents the write-down of the book value of the assets, net of salvage value.

     The charge for facility rationalization relates to employee severance for 131 employees and other exit costs associated with the closure or downsizing of a metalworking manufacturing operation in Kingswinford, United Kingdom, a circuit board drill plant in Janesville, Wisconsin, a German warehouse facility, and several offices in the Asia Pacific region and South America. The charge also includes $3.4 million for employee severance for 41 employees and other exit costs associated with the closure of a mining and construction manufacturing operation in China and the exit of the related joint venture.

     The company accrued $5.8 million related to severance packages provided to 122 hourly and salaried employees terminated in connection with a global workforce reduction. Included in this charge is incremental pension obligation of $0.5 million, incurred by the company as a result the severance packages provided. This amount is included in the pension obligation and presented as a component of other liabilities.

     The costs related to the asset impairment charges, employee severance and facility rationalizations of $17.3 million have been recorded as a component of restructuring and asset impairment charges. The costs charged against the restructuring cost accrual as of March 31, 2000 were as follows (in thousands):

                                                    Initial            Cash                               March 31,
                                                   Liability       Expenditures     Adjustments             2000
                                                 -------------     ------------     -----------           --------
     Employee severance                              $5,298           $(1,839)          $--                $3,459
     Facility rationalizations                        3,496              (150)           --                 3,346
                                                     ------           --------          ---                ------
         Total                                       $8,794           $(1,989)          $--                $6,805
                                                     ======           =======           ===                ======

     Through March 31, 2000, the company has incurred period costs of $1.7 million related to these initiatives. The company continues to review its business strategies and pursue other cost-reduction activities, some of which could result in future charges.

11. In November 1999, the company repaid its term loan under the Bank Credit Agreement. This resulted in an acceleration of the amortization of deferred financing fees of $0.4 million, which was recorded as an extraordinary item of $0.3 million, net of tax.

12. In the December 1999 quarter, the company engaged an investment bank to explore strategic alternatives regarding its 83 percent-owned subsidiary, JLK Direct Distribution Inc. (JLK), including a possible divestiture. At that time, management believed a divestiture might enhance growth prospects for both the company and JLK by allowing each company to focus on its core competencies. The company completed a thorough and disciplined process of evaluating strategic

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     alternatives and on May 2, 2000, decided to terminate consideration of a possible divestiture at this time, although management continues to believe there may be better owners for JLK.

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

14. In November 1999, management reorganized the financial reporting of its operations to focus on global business units consisting of Metalworking, Engineered Products, Mining & Construction and JLK/Industrial Supply, and corporate functional shared services. The results for all periods presented have been restated to conform to the new reporting structure. The company's external sales, intersegment sales and operating income by business unit for the three and nine months ended March 31, 2000 and 1999 are as follows (in thousands):

                                                       Three Months Ended         Nine Months Ended
                                                           March 31,                   March 31,
                                                     ---------------------     -----------------------
                                                       2000         1999           2000        1999
                                                       ----         ----           ----        ----
         External sales:
           Metalworking                              $265,878     $259,354     $  761,492   $  788,081
           Engineered Products                         46,258       43,240        129,367      133,577
           Mining & Construction                       39,556       42,285        124,183      129,179
           JLK/Industrial Supply                      131,327      134,172        364,848      393,454
                                                     --------     --------     ----------   ----------
         Total external sales                        $483,019     $479,051     $1,379,890   $1,444,291
                                                     ========     ========     ==========   ==========

         Intersegment sales:
           Metalworking                              $ 32,330     $ 25,106     $  102,800   $   76,056
           Engineered Products                          5,029        6,638         14,792       17,585
           Mining & Construction                        1,382        1,284          5,117        3,754
           JLK/Industrial Supply                        2,197        4,134          6,720       10,349
                                                     --------     --------     ----------   ----------
         Total intersegment sales                    $ 40,938     $ 37,162     $  129,429   $  107,744
                                                     ========     ========     ==========   ==========

         Total sales:
           Metalworking                              $298,208     $284,460     $  864,292   $  864,137
           Engineered Products                         51,287       49,878        144,159      151,162
           Mining & Construction                       40,938       43,569        129,300      132,933
           JLK/Industrial Supply                      133,524      138,306        371,568      403,803
                                                     --------     --------     ----------   ----------
         Total sales                                 $523,957     $516,213     $1,509,319   $1,552,035
                                                     ========     ========     ==========   ==========

         Operating income (loss):
           Metalworking                              $ 34,658     $ 24,045     $   89,964   $   88,353
           Engineered Products                          5,965        6,655         15,223       18,550
           Mining & Construction                        2,036         (995)        11,342        8,227
           JLK/Industrial Supply                       10,363       10,684         24,431       26,035
           Corporate & Eliminations                   (10,240)     (14,795)       (32,752)     (37,618)
                                                     --------     --------     ----------   ----------
         Total operating income                      $ 42,782     $ 25,594     $  108,208   $  103,547
                                                     ========     ========     ==========   ==========

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     Metalworking operating income for the three and nine months ended March 31, 2000 was reduced by $7.7 million and $11.2 million, respectively, related to asset impairment charges, and costs associated with facility and product rationalizations and employee severance. Engineered Products operating income for the three and nine months ended March 31, 2000 was reduced by $1.3 million related to costs associated with facility rationalizations and employee severance, and asset impairment charges. Mining & Construction operating income for the three and nine months ended March 31, 2000 was reduced by $3.1 million and $3.4 million, respectively, related to costs associated with a facility rationalization, including costs to exit the related joint venture, asset impairment charges and employee severance. Corporate operating income for the three and nine months ended March 31, 2000 was reduced by $1.2 million and $4.5 million, respectively, related to environmental remediation costs and costs associated with employee severance.

     Metalworking operating income for the three and nine months ended March 31, 1999 was reduced by $11.1 million related to the product rationalization program and to close a drill manufacturing plant in Solon, Ohio. Mining & Construction operating income for the three and nine months ended March 31, 1999 was reduced by $5.8 million related to a write-down of an investment in, and net receivables from, certain international operations in emerging markets. Corporate operating income for the three and nine months ended March 31, 1999 was reduced by $7.7 million related to a voluntary early retirement benefit program and a one-time charge incurred in the acquisition of 4.9 percent of Toshiba Tungaloy.

     The company's assets by business unit at March 31, 2000 and June 30, 1999 are as follows (in thousands):

                                                         March 31, 2000                   June 30, 1999
                                                         --------------                   -------------
         Assets:
           Metalworking                                    $  979,246                       $1,039,854
           Engineered Products                                335,411                          363,739
           Mining & Construction                              135,346                          146,295
           JLK/Industrial Supply                              305,171                          274,989
           Corporate                                          236,944                          218,771
                                                           ----------                       ----------
         Total assets                                      $1,992,118                       $2,043,648
                                                           ==========                       ==========

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS
OVERVIEW

Sales for the March 2000 quarter were $483.0 million, an increase of one percent from $479.1 million in the year-ago quarter. Sales were up four percent excluding unfavorable foreign exchange effects of two percent and the effect of the divestiture of the Strong Tool Co. steel mill supply business of one percent. This increase is attributed to increased demand in the company's end markets.

Net income for the quarter ended March 31, 2000 was $14.1 million, or $0.46 per share, compared to net income of $2.2 million, or $0.07 per share, in the same quarter last year. The March 2000 results were reduced by $13.3 million, or $0.25 per share, related to restructuring and asset impairment charges. The performance for the quarter reflects the company's growing success in implementing operational improvement programs and strong cost controls. The results for the March 1999 quarter were reduced by approximately $24.6 million, or $0.51 per share, including $20.8 million, or $0.44 per share, related to special charges for operational improvement programs, and $3.8 million, or $0.07 per share, related to a one-time charge incurred in the acquisition of 4.9 percent of Toshiba Tungaloy stock.

Sales for the nine months ended March 31, 2000 were $1,379.9 million compared to $1,444.3 million in the same period a year ago, a decline of four percent. Unfavorable foreign currency effects and the divestiture accounted for two and one percent, respectively, of the sales decline from last year. Net income for the nine months ended March 31, 2000 was $32.3 million, or $1.06 per share, compared to $23.6 million, or $0.79 per share, in the same period last year. Earnings were affected by the factors mentioned above.

BUSINESS SEGMENT REVIEW

In November 1999, management reorganized the financial reporting of its operations to focus on global business units consisting of Metalworking, Engineered Products, Mining & Construction and JLK/Industrial Supply, and corporate functional shared services. The results for all periods presented have been restated to conform to the new reporting structure.

METALWORKING

                                                  Three Months Ended                  Nine Months Ended
                                                        March 31,                          March 31,
                                               ------------------------           ------------------------
                                                 2000           1999                2000           1999
                                                 ----           ----                ----           ----
         External sales                        $265,878        $259,354           $761,492        $788,081
         Intersegment sales                      32,330          25,106            102,800          76,056
         Operating income                        34,658          24,045             89,964          88,353

External sales in the Metalworking segment increased six percent during the March 2000 quarter, compared to the same quarter a year ago, excluding unfavorable foreign currency effects of three percent. Sales in North America were up eight percent compared to last year due predominately to strong demand in the automotive and truck markets and, to a lesser extent, increased demand in the oil field services and machine tool end markets.

Sales in the European Metalworking market increased two percent over the same quarter last year, excluding unfavorable foreign currency translation effects of 11 percent. The increase in sales also was due predominately to strong demand in the German automotive market. Sales in Asia continued to grow and were up 12 percent, in local currency, compared to the prior year.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

Operating income of $34.7 million was affected by restructuring and asset impairment charges of $7.7 million in the March 2000 quarter. The March 1999 quarter included restructuring costs associated with the Solon, Ohio drill plant closure and product rationalization charges of $11.1 million. Excluding these charges in each period, operating income increased $7.3 million, or 21 percent largely due to the increase in overall sales levels. Continued strong cost controls resulted in a reduction in operating expenses that contributed to the remainder of the operating income improvement. Period costs associated with the Solon, Ohio plant closure were $0.1 million for the quarter ended March 31, 2000.

For the nine months ended March 31, 2000, external sales declined one percent compared to last year excluding unfavorable foreign currency effects of two percent. Operating income increased to $90.0 million and was affected by the same factors mentioned above. Period costs associated with the Solon, Ohio plant closure were $2.1 million for the nine months ended March 31, 2000.

ENGINEERED PRODUCTS

                                                  Three Months Ended                  Nine Months Ended
                                                      March 31,                           March 31,
                                                -----------------------           ------------------------
                                                  2000            1999               2000           1999
                                                  ----            ----               ----           ----
         External sales                         $46,258         $43,240           $129,367        $133,577
         Intersegment sales                       5,029           6,638             14,792          17,585
         Operating income                         5,965           6,655             15,223          18,550

Compared to last year, external sales in the Engineered Products market increased 11 percent, excluding unfavorable foreign exchange effects of four percent, due to increased demand for electronic circuit board drills. Sales to the oil field services end market improved sequentially during the March 31, 2000 quarter, however, these sales did not significantly affect the year-over-year growth in sales. Operating income of $6.0 million for the March 31, 2000 quarter includes restructuring costs of $1.3 million related the rationalization of the Janesville, Wisconsin circuit board drill plant, employee severance, and asset impairment charges. Excluding these charges, operating income increased nine percent due primarily to lower manufacturing variances, higher sales levels, continued cost controls and lean manufacturing techniques.

Compared to a year ago, external sales for the nine months ended March 31, 2000 declined three percent due entirely to unfavorable foreign exchange effects. Operating income declined to $15.2 million due to the restructuring costs mentioned above and due to the decline in sales levels.

MINING & CONSTRUCTION

                                                  Three Months Ended                  Nine Months Ended
                                                       March 31,                          March 31,
                                                -----------------------           ------------------------
                                                  2000           1999               2000            1999
                                                  ----           ----               ----            ----
         External sales                         $39,556         $42,285           $124,183        $129,179
         Intersegment sales                       1,382           1,284              5,117           3,754
         Operating income (loss)                  2,036            (995)            11,342           8,227

External sales in this segment declined five percent from the March 1999 quarter, excluding one percent unfavorable foreign exchange effects. The decline in sales is due to continued weak demand for mining tools in North America and metallurgical powders as a result of weakness in the underground coal and oil and gas exploration end markets. Operating income for the March 2000 quarter includes $3.1 million of restructuring costs associated with the closure of a manufacturing operation in China and the exit of the related joint venture. In the March 1999 quarter, restructuring costs of $5.8 million were recorded related to

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

the write-down of an investment in, and net receivables from, other international operations in emerging markets as a result of changing market conditions in the regions these operations serve. Excluding these charges in each period, operating income increased to $5.1 million from $4.8 million due to continued strong cost controls, despite the decline in sales.

Sales for the nine months ended March 31, 2000 declined three percent, excluding unfavorable foreign exchange effects of one percent, compared to the year-ago period due to the factors mentioned above. Excluding restructuring costs of $3.4 million and $5.8 million for the nine months ended March 31, 2000 and 1999, respectively, operating income increased $0.7 million to $14.7 million due to continued cost controls, despite lower sales volumes.

JLK/INDUSTRIAL SUPPLY

                                                 Three Months Ended                  Nine Months Ended
                                                      March 31,                          March 31,
                                               ------------------------           ----------------------
                                                 2000            1999               2000          1999
                                                 ----            ----               ----          ----
         External sales                        $131,327        $134,172           $364,848      $393,454
         Intersegment sales                       2,197           4,134              6,720        10,349
         Operating income                        10,363          10,684             24,431        26,035

In this segment, external sales increased one percent from the same quarter a year ago, excluding the effects of the divestiture of the Strong Tool Co. steel mill business unit. The addition of new Full Service Supply (FSS) programs in the current year contributed two percent to the overall sales growth. This growth was reduced by one percent due to continued weakness in the catalog business end markets, predominately oil field services. The company provided FSS programs to 162 customers covering 252 different facilities at March 31, 2000, compared to 139 customers covering 220 different facilities at March 31, 1999.

Operating income declined to $10.4 million due to lower sales, partially offset by continued operating cost controls. The gross margin was 32.2 percent compared to 31.9 percent due to the elimination of the lower-margin sales from the divested business unit. Operating expenses declined $0.8 million to $32.6 million due primarily to the implementation of several cost-reduction initiatives since March 1999.

For the nine months ended March 31, 2000, sales declined four percent compared to a year ago, excluding the affect of the divestiture of three percent. Of the overall decline, the catalog business contributed five percent, partially offset by incremental FSS sales, both due to the factors mentioned above. Operating income declined to $24.4 million due to the factors mentioned above.

GROSS PROFIT MARGIN

The consolidated gross profit margin for the March 2000 quarter was 39.0 percent, compared to 36.2 percent in same quarter in the prior year. The gross margin in 1999 was affected by a $6.9 million charge related to the implementation of a new program to streamline and optimize the global metalworking product offering. Excluding this charge, the gross margin would have been 37.6 percent. The majority of the increase in gross margin is due to improved manufacturing variances as a result of lean manufacturing techniques and strong cost controls, despite lower production levels.

Consolidated gross profit margin was 37.7 percent for the nine months ended March 31, 2000, compared with 37.4 percent in same period a year ago, excluding the $6.9 million product rationalization charge.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

Included in fiscal 2000 results are period costs of $2.1 million related to the Solon, Ohio plant closure. Excluding these effects, the increase in the gross profit margin is due to the factors mentioned above.

OPERATING EXPENSES

Operating expenses for the March 2000 quarter were $125.8 million, a reduction of one percent from $127.4 million in the same quarter last year. Operating expenses for 1999 include a charge of $3.8 million recorded on the purchase of
4.9 percent of Toshiba Tungaloy stock due to the difference between the cost and the fair market value of the securities on the date the securities were purchased. Excluding this charge, operating expenses for the current quarter were two percent above the prior year quarter. This increase is due to higher research and development spending and the full reinstatement of salary reductions imposed in November 1998.

For the nine months ended March 31, 2000, operating expenses of $375.0 million were five percent below 1999 levels despite a $3.0 million charge for environmental remediation costs recorded in December 1999 and the charge on the purchase of Toshiba Tungaloy stock recorded last year. Operating expenses improved due to ongoing cost and productivity improvement programs in effect throughout fiscal 2000.

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

Management implemented several of these programs through the March 2000 quarter. The costs accrued for the implemented programs were based upon management estimates using the latest information available at the time that the accrual was established. The components of the charges are as follows (in thousands):

                                                                                           Incremental         Initial
                                                          Total            Asset             Pension         Restructuring
                                                         Charge         Write-Downs        Obligation          Liability
                                                         -------        -----------        -----------       -------------
     Asset impairment charges                            $ 4,958          $(4,958)             $  --             $   --
     Employee severance                                    5,765               --               (467)             5,298
     Product rationalization                                 100             (100)                --                 --
     Facility rationalizations                             6,581           (3,085)                --              3,496
                                                         -------          -------              -----             ------
              Total                                      $17,404          $(8,143)             $(467)            $8,794
                                                         =======          =======              =====             ======

In conjunction with the company's ongoing review of underperforming businesses, certain assets are reviewed for impairment pursuant to the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." An asset impairment charge of $1.7 million was recorded, related to a metalworking manufacturing operation in Shanghai, China. This operation became fully operational in fiscal 1998 and to date, has not generated the performance that was expected at the time the company entered into this market. Management performed an in-depth review of the operations, capacity utilization and the local management team, and engaged a consultant to perform an independent review of the same. These reviews enabled management to determine that the

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

market served by this operation is not expected to develop to the extent originally anticipated, but that the operations were in good working order and utilized modern technology, and that the management team in place was competent. Management also determined that this facility had excess capacity given the level of market demand.

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

The company recorded an asset impairment charge of $3.0 million related to the write-down of equipment in its North American metalworking operations and $0.3 million in its Engineered Products operations. In connection with the repositioning of the company, management completed an assessment of the assets currently being used in these operations and determined that these assets were not going to be further utilized in conducting these operations. This amount represents the write-down of the book value of the assets, net of salvage value.

The charge for facility rationalization relates to employee severance for 131 employees and other exit costs associated with the closure or downsizing of a metalworking manufacturing operation in Kingswinford, United Kingdom, a circuit board drill plant in Janesville, Wisconsin, a German warehouse facility, and several offices in the Asia Pacific region and South America. The charge also includes $3.4 million for employee severance for 41 employees and other exit costs associated with the closure of a mining and construction manufacturing operation in China and the exit of the related joint venture.

The company accrued $5.8 million related to severance packages provided to 122 hourly and salaried employees terminated in connection with a global workforce reduction. Included in this charge is incremental pension obligation of $0.5 million, incurred by the company as a result the severance packages provided. This amount is included in the pension obligation and presented as a component of other liabilities.

The costs related to the asset impairment charges, employee severance and facility rationalizations of $17.3 million have been recorded as a component of restructuring and asset impairment charges. The costs charged against the restructuring cost accrual as of March 31, 2000 were as follows (in thousands):

                                                    Initial            Cash                                 March 31,
                                                   Liability       Expenditures       Adjustments             2000
                                                   ---------       -------------      -----------           ---------
Employee severance                                   $5,298          $(1,839)              $--                $3,459
Facility rationalizations                             3,496             (150)               --                 3,346
                                                     ------          -------               ---                ------
     Total                                           $8,794          $(1,989)              $--                $6,805
                                                     ======          =======               ===                ======

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

Through March 31, 2000, the company has incurred period costs of $1.7 million related to these initiatives. The company continues to review its business strategies and pursue other cost-reduction activities, some of which could result in future charges.

INTEREST EXPENSE

Interest expense for the March 2000 quarter declined to $13.7 million due to reduced debt levels, partially offset by higher borrowing rates. Average U.S. borrowing rates of 6.88 percent were 51 basis points higher compared to a year ago due to the rising interest rate environment, partially offset by improved pricing under the company's Bank Credit Agreement.

Interest expense for the nine months ended March 31, 2000 declined to $41.9 million due to reduced debt levels. The average U.S. borrowing rate increased to
6.62 percent from 6.45 percent in the same period a year ago, due to the factors mentioned above.

OTHER EXPENSE, NET

Other expense for the March 2000 quarter included fees of $1.3 million incurred in connection with the accounts receivable securitization program initiated in June 1999. For the nine months ended March 31, 2000, other expense included fees of $3.7 million related to the accounts receivable securitization program. This was partially offset by gains of $1.4 million from sales of underutilized assets.

INCOME TAXES

The effective tax rate for the March 2000 quarter was 43.3 percent compared to
41.8 percent in the prior year. The increase in the effective tax rate is attributable to non-recurring tax benefits from costs to repay senior debt in fiscal 1999. For the nine months ended March 31, 2000, the effective tax rate was 44.0 percent compared to 42.5 percent in the prior year. The increase in the effective tax rate is attributable to the factor mentioned above.

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

In November 1999, the company repaid its term loan under the Bank Credit Agreement. This resulted in an acceleration of the amortization of deferred financing fees of $0.4 million, which has been recorded as an extraordinary item of $0.3 million, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

The company's cash flow from operations is the primary source of financing for capital expenditures and internal growth. During the nine months ended March 31, 2000, the company generated $165.3 million in cash flow from operations. Compared to the prior year, cash flow increased $75.3 million primarily due to improvement in working capital and higher net income. The working capital improvement reflects management's initiatives to reduce working capital and generate strong cash flow.

Net cash used for investing activities was $27.1 million for the nine months ended March 31, 2000. Compared to the prior year, net cash used for investing activities declined by $64.0 million due largely to a reduction in capital expenditures of $49.1 million and the purchase of the shares of Toshiba Tungaloy for $12.2 million in 1999. The reduction in capital expenditures reflects management's enhanced capital expenditure approval process.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

Net cash used for financing activities was $133.8 million for the nine months ended March 31, 2000, compared to $0.6 million last year. The increase in net cash used for financing activities was due to the reduction in debt of $125.3 million in 2000, compared to additional borrowings in 1999 of $12.8 million. The reduction in debt is attributable to the increase in operating cash flows.

Through the new management incentive program, management is reinforcing the focus on cash flow and working capital improvement. Management believes free operating cash flow (FOCF) is an appropriate measure of the company's cash flow. The company generated FOCF of $56.3 million and $30.3 million for the quarters ended March 31, 2000 and 1999, respectively. The company generated $158.2 million and $4.3 million for the nine months ended March 31, 2000 and 1999, respectively. The improvements in FOCF are due to improved working capital, lower capital expenditures, and higher net income.

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

FINANCIAL CONDITION

Total assets were $2.0 billion at March 31, 2000, a three percent decline from June 30, 1999. Net working capital was $381.7 million, up two percent from $373.6 million at June 30, 1999. The ratio of current assets to current liabilities at March 31, 2000 remained at 2.0 compared to June 30, 1999. The increase in net working capital since June 30, 1999 is due to the repayment of short-term debt. The total debt-to-total capital ratio declined to 47.6 percent at March 31, 2000 from 51.9 percent at June 30, 1999 and 55.3 percent at March 31, 1999 due to the FOCF generated by the company.

One of the features of the new management incentive program is the focus on the more efficient use of working capital to generate sales. Management believes the ratio of primary working capital as a percentage of sales (PWC%) is appropriate for measuring the company's efficiency in utilizing working capital to generate sales. The company's PWC% at March 31, 2000 was 30.0 percent, compared to 34.9 percent at June 30, 1999 and 35.6 percent at March 31, 1999. The improvement in PWC% is due to lower primary working capital, partially offset by lower sales levels.

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

STRATEGIC ALTERNATIVES

In the December 1999 quarter, the company engaged an investment bank to explore strategic alternatives regarding its 83 percent-owned subsidiary, JLK Direct Distribution Inc. (JLK), including a possible divestiture. At that time, management believed a divestiture might enhance growth prospects for both the company and JLK by allowing each company to focus on its core competencies. The company completed a thorough and disciplined process of evaluating strategic alternatives and on May 2, 2000, decided to terminate consideration of a possible divestiture at this time, although management continues to believe there may be better owners for JLK.

ENVIRONMENTAL

The company has been involved in various environmental cleanup and remediation activities at several of its manufacturing facilities. In addition, the company is currently named as a potentially responsible party (PRP) at several Superfund sites in the United States. In the December 1999 quarter, the company recorded a remediation reserve of $3.0 million with respect to its involvement in these matters, which is recorded as a component of operating expenses. This represents management's best estimate of its future obligation based on its evaluations and discussions with outside counsel and independent consultants, and the current facts and circumstances related to these matters. The company recorded this liability in the December quarter because certain events occurred, including sufficient progress made by the government and the PRPs in the identification of other PRPs and review of potential remediation solutions, that clarified the level of involvement in these matters by the company and its relationship to other PRPs. This led the company to conclude that it was probable that a liability had been incurred.

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

OUTLOOK

In looking to the fourth quarter of fiscal 2000, management expects to see year-over-year growth driven by growth initiatives and the gradual recovery in our markets. The automotive end market continues to be strong and the oil and gas market is improving. Management will continue to focus on operational improvement programs and cost discipline.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

During the September 1999 quarter, the company entered into two interest rate swap agreements that effectively convert a notional amount of $50.0 million from floating to fixed interest rates. This increased the total notional amount of floating-to-fixed interest rate swaps to $100.0 million. These new agreements mature in July 2002.

At March 31, 2000, the company would have received $2.6 million to settle all interest rate swap agreements, representing the excess of fair value over the carrying cost of these agreements. The effect of all interest rate swaps on the company's composite interest rate on long-term debt was not material at March 31, 2000.

At March 31, 2000, the company had outstanding foreign exchange forward contracts to sell foreign currency with notional amounts translated into U.S. dollars of $29.9 million. These contracts mature before June 30, 2000. The net unrealized loss on these contracts was $1.1 million at March 31, 2000. A hypothetical 10 percent change in the applicable March 31, 2000 quarter-end forward rates would result in an increase or decrease in pretax income of approximately $3.1 million related to these positions.

In February 2000, the company completed a short-term foreign exchange hedging program to protect a portion of the company's currency exposure from unfavorable exchange rate movements. The exposure arises from anticipated cash collections from foreign subsidiaries on sales between domestic and foreign subsidiaries during the remainder of fiscal 2000. This program involves the purchase of a series of options that permit the company to sell the foreign currency at specific rates contained in the contracts. The cost of this program, $0.6 million, is being amortized to Other Expense over the life of the options. At March 31, 2000, the unamortized cost of $0.5 million is recorded in Other Current Assets and approximates the fair value of the options then outstanding. The notional amounts of the option contracts translated into U.S. dollars at March 31, 2000 rates is $27.2 million.

In April and May 2000, the company began to implement a foreign exchange hedging program to protect a portion of the company's currency exposure from unfavorable exchange rate movements. This exposure arises from anticipated cash collections from foreign subsidiaries on transactions between domestic and foreign subsidiaries during fiscal 2001. This program utilizes purchased options, written options and forward exchange contracts. The cost of this program, $1.9 million, will be amortized to Other Expense based on the life of the contracts, until SFAS 133 is adopted on July 1, 2000; thereafter, the contracts will be accounted for and reported under this new Statement. The notional amounts of the hedging instruments translated into U.S. dollars at March 31, 2000 rates is $117.6 million.

There were no other material changes in the company's exposure to market risk from June 30, 1999.

                           PART II. OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)      Exhibits

         (10)     Material Contracts

                  10.1 Amendment to Executive Employment Agreement between Kennametal Inc. and Markos I. Tambakeras dated March 3, 2000. Filed herewith.

         (27) Financial Data Schedule for the nine months ended March 31, 2000, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KENNAMETAL INC.



Date:    May 12, 2000                   By: /s/ FRANK P. SIMPKINS
                                            ------------------------------------
                                            Frank P. Simpkins
                                            Corporate Controller and
                                            Chief Accounting Officer