Form 10-K405
period 2000-06-30
KENNAMETAL INC
filed 2000-09-22
CIK 55242

================================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

        Registrant's telephone number, including area code: 724-539-5000

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
Common Stock, par value $1.25         New York Stock Exchange
per share                             New York Stock Exchange
Preferred Stock Purchase Rights

        Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 5, 2000, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $609,200,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant's Common Stock have been deemed affiliates.

As of September 5, 2000, there were 30,782,894 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2000 Annual Report to Shareowners are incorporated by reference into Parts I, II and IV.

Portions of the Proxy Statement for the 2000 Annual Meeting of Shareowners are incorporated by reference into Parts III and IV.

================================================================================

                                TABLE OF CONTENTS


Item No.                                                                    Page
--------                                                                    ----

                                     PART I

    1.     Business.........................................................  1
    2.     Properties.......................................................  7
    3.     Legal Proceedings................................................  8
    4.     Submission of Matters to a Vote of Security Holders..............  9
           Officers of the Registrant....................................... 10


                                     PART II

    5.     Market for the Registrant's Common Stock and Related Shareowner
           Matters.........................................................  12
    6.     Selected Financial Data.........................................  12
    7.     Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................  12
   7a.     Quantitative and Qualitative Disclosure About Market Risk.......  12
    8.     Financial Statements and Supplementary Data.....................  12
    9.     Changes in and Disagreements on Accounting and Financial
           Disclosure......................................................  12


                                    PART III

   10.     Directors and Executive Officers of the Registrant..............  13
   11.     Executive Compensation..........................................  13
   12.     Security Ownership of Certain Beneficial Owners and Management..  13
   13.     Certain Relationships and Related Transactions..................  13


                                     PART IV

   14.     Exhibits, Financial Statement Schedules, and Reports on Form
           8-K............................................................   14

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW
Kennametal Inc. was incorporated in Pennsylvania in 1943. Kennametal Inc. (Kennametal or the company) is a global leader engaged in the manufacture, purchase and distribution of a broad range of tools, tooling systems, and solutions to the metalworking, mining, oil and energy industries, and wear-resistant parts for a wide range of industries. Unless otherwise specified, any reference to a "year" is to a fiscal year ended June 30.

Kennametal specializes in developing and manufacturing metalworking tools and wear-resistant parts using a specialized type of powder metallurgy. Kennametal's metalworking tools are made of cemented tungsten carbides, ceramics, cermets, high-speed steel and other hard materials. Kennametal also manufactures and markets a complete line of toolholders, toolholding systems and rotary cutting tools by machining and fabricating steel bars and other metal alloys. The company, through its 83 percent-owned subsidiary JLK Direct Distribution Inc.
(JLK), also is one of the largest suppliers of metalworking consumables and related products in the United States. Kennametal also manufactures tungsten carbide products used in engineered applications, mining and highway construction, and other similar applications, including circuit board drills, compacts and metallurgical powders.

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

This Form 10-K contains "forward-looking statements" as defined by Section 21E of the Securities Exchange Act of 1934. Actual results may differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, the extent that the economic conditions in the United States and Europe, and to a lesser extent, Asia Pacific are not sustained, risks associated with integrating businesses, demands on management resources, risks associated with international markets such as currency exchange rates, competition, and risks associated with the implementation of restructuring actions and environmental remediation. The company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances occurring after the date hereof.

BUSINESS SEGMENT REVIEW
The company reports global business units consisting of Metalworking, Engineered Products, Mining & Construction and JLK/Industrial Supply. Segment selection was based upon internal organizational structure, the manner in which management organizes segments for making operating decisions and assessing performance, the availability of separate financial results, and materiality considerations. The company's sales and operating income by segment are presented on pages 13 through 15 of the 2000 Annual Report to Shareowners, and such information is incorporated herein by reference. Additional information about the company's operations and assets by segment and geographic area is presented on pages 43 through 45 of the 2000 Annual Report to Shareowners, and such information is incorporated herein by reference.

METALWORKING
In the metalworking segment, the company provides consumable metalcutting tools and tooling systems to manufacturing companies in a wide range of industries throughout the world. Metalcutting operations include turning, boring, threading, grooving, milling and drilling. The company's tooling systems consists of a steel toolholder and an indexable cutting tool such as an insert or drill made from cemented tungsten carbides, ceramics, cermets, high-speed steel and other hard materials. Other cutting tools include end mills, reamers and taps. The company provides application support and simultaneous engineering services. The company also manufactures cutting tools, drill bits, saw blades and other tools for the consumer market which are marketed under private label and other proprietary brands.

During a metalworking operation, the toolholder is positioned in a machine tool that provides the turning power. While the workpiece or toolholder is rapidly rotating, the cutting tool insert or drill contacts the workpiece and cuts or shapes the workpiece. The cutting tool insert or drill is consumed during use and must be replaced periodically.

The company serves a wide variety of industries that cut and shape metal parts including manufacturers of automobiles, trucks, aerospace components, farm equipment, oil and gas drilling and processing equipment, railroad, marine and power generation equipment, machinery, appliances, factory equipment and metal components, as well as the job shops and maintenance operations. Products are delivered to customers through a direct field sales force, distribution, integrated supply programs, mail-order and e-commerce.

With a global marketing organization and operations worldwide, the company believes it is the largest North American and the second largest global provider of consumable metalcutting tools and supplies.

ENGINEERED PRODUCTS
This segment's principal business is the production and sale of cemented tungsten carbide products used in engineered applications, including circuit board drills, compacts, punches, dies molds, seal rings and a wide variety of other parts. The company also provides application specific component design services. These products have technical commonality to the company's core metalworking products.

These products are used by manufacturers or in operations where extremes of abrasion, corrosion or impact require combinations of hardness or other toughness afforded by cemented tungsten carbides or other hard materials. These products are sold through a direct field sales force and distribution. The company believes that it is the largest independent supplier of oil field compacts in the world. Compacts are the cutting edges of oil well drilling bits, which are commonly referred to as "rock bits."

MINING & CONSTRUCTION
This segment's principal business is the production and sale of cemented tungsten carbide products used in mining and highway construction and other similar applications. These products also have technical commonality to the company's core metalworking products. The company also sells metallurgical powders to manufacturers of cemented tungsten carbide products.

These tools are fabricated from steel parts and tipped with cemented carbide. Mining tools, used primarily in the coal industry, include longwall shearer and continuous miner drums, blocks, conical bits, drills, pinning rods, augers and a wide range of mining tool accessories. Highway construction cutting tools include carbide-tipped bits for ditching, trenching and road planing, grader blades for site preparation and routine roadbed control, and snowplow blades and shoes for winter road plowing. The company also provides on-site application support services.

The company produces these products for mine operators and suppliers, highway construction companies, municipal governments and manufacturers of mining equipment. Products are distributed through a direct field sales force and distribution. The company believes it is the world market leader in mining and highway construction tooling.

JLK/INDUSTRIAL SUPPLY
This segment's operations include the distribution of industrial supply products through JLK. JLK distributes a broad range of metalcutting tools, abrasives, drills, machine tool accessories, precision measuring tools, gages, hand tools and other supplies used in metalcutting operations. The majority of industrial supplies distributed by JLK are purchased from other manufacturers, although the product offering does include Kennametal-manufactured items.

The markets served include convenience-oriented users of metalcutting tools and supplies and large commercially-oriented customers seeking a single source of metalcutting supplies. Sales of metalworking consumable products are distributed through mail-order catalogs, retail showrooms, integrated supply or Full Service Supply (FSS) programs, a distributor-based direct field sales force and e-commerce. The company markets to the needs of the small-and medium-sized customers through its direct marketing catalog and showroom programs and serves medium- and large-sized industrial manufacturers through FSS programs and distributor-based direct field sales.

Through FSS programs, the industrial manufacturers engage JLK to carry out all aspects of complex metalworking supply processes, including needs assessment, cost analysis, procurement planning, supplier selection, "just-in-time" restocking of supplies and ongoing technical support. JLK also distributes through mail-order catalogs to small- and medium-sized customers in the United Kingdom and Germany.

INTERNATIONAL OPERATIONS
The company's principal international operations are conducted in Western Europe, Canada, the Asia Pacific region, South Africa and Mexico. In addition, the company has joint ventures in China, Poland and Russia, manufacturing and/or distribution in Israel and South America, and sales agents and distributors in Eastern Europe and other areas of the world.

The company's international operations are subject to the usual risks of doing business in those countries, including currency fluctuations and changes in social, political and economic environments. In management's opinion, the company's business is not materially dependent upon any one international location involving significant risk.

The company's international assets and sales are presented on page 45 of the 2000 Annual Report to Shareowners, and such information is incorporated herein by reference. Information pertaining to the effects of foreign currency fluctuations is contained under the caption "Market Risk" in Management's Discussion and Analysis on pages 22 and 23 of the 2000 Annual Report to Shareowners and under the captions "Foreign Currency Translation" and "Derivative Financial Instruments" in the notes to the consolidated financial statements on page 31 of the 2000 Annual Report to Shareowners. Such information is incorporated herein by reference.

MARKETING AND DISTRIBUTION
The company's manufactured products are sold primarily through the following distinct sales channels: (i) a direct sales force; (ii) integrated supply and FSS programs; (iii) retail showrooms; (iv) mail-order catalogs; (v) a network of independent distributors and sales agents in the United States and certain international markets; and (vi) the Internet. Service engineers and technicians directly assist customers with product design, selection and application. In addition, purchased products are sold through FSS programs, retail showrooms, mail-order catalogs and the Internet.

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

RESEARCH AND DEVELOPMENT
The company's product development efforts are focused on providing solutions to customers' manufacturing problems and productivity requirements. The company has implemented a program, ACE or Achieving a Competitive Edge, that provides discipline and focus for the product development process. ACE speeds and streamlines development into a series of actions and decision points, combining effort and resources to produce new and enhanced products, faster. ACE assures a strong link between customer needs and corporate strategy, and enables the company to gain full benefit from its investment in new product development.

Research and development expenses totaled $19.2 million, $18.8 million and $20.4 million in 2000, 1999 and 1998, respectively. Additionally, certain costs associated with improving manufacturing processes are included in cost of goods sold. The company holds a number of patents and licenses, which, in the aggregate, are not material to the operation of the business.

-------------------------------------------------------------
*  Trademark owned by Kennametal Inc. or a subsidiary of Kennametal Inc.

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

The principal elements of competition in the company's business are service, product innovation, quality, availability and price. The company believes that its competitive strength rests on its customer service capabilities, including its multiple distribution channels, its global presence, its state-of-the-art manufacturing capabilities, its ability to develop solutions to customer needs through new and improved tools, and the consistent high quality of its products. These factors frequently permit the company to sell such products based on the value added for the customer rather than strictly on competitive prices.

REGULATION
Compliance with government laws and regulations pertaining to the discharge of materials or pollutants into the environment or otherwise relating to the protection of the environment did not have a material effect on the company's capital expenditures or competitive position for the years covered by this report, nor is such compliance expected to have a material effect in the future.

The company has been involved in various environmental cleanup and remediation activities at several of its manufacturing facilities. In addition, the company is currently named as a potentially responsible party (PRP) at several Superfund sites in the United States. In the December 1999 quarter, the company recorded a remediation reserve of $3.0 million with respect to its involvement in these matters, which is recorded as a component of operating expense. This represents management's best estimate of its undiscounted future obligation based on its evaluations and discussions with outside counsel and independent consultants, and the current facts and circumstances related to these matters. The company recorded this liability in the December quarter because certain events occurred, including sufficient progress made by the government and the PRPs in the identification of other PRPs and review of potential remediation solutions, that clarified the level of involvement in these matters by the company and its relationship to other PRPs. This led the company to conclude that it was probable that a liability had been incurred.

In addition to the amount currently reserved, the company may be subject to loss contingencies related to these matters estimated to be up to an additional $3.3 million. The company believes that such undiscounted unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. The reserved and unreserved liabilities may change substantially in the near term due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs and the identification of new PRPs.

The company maintains a Corporate Environmental, Health and Safety (EH&S) Department, as well as an EH&S Policy Committee, to ensure compliance with environmental regulations and to monitor and oversee remediation activities. In addition, the company has established an EH&S administrator at each of its domestic manufacturing facilities. The company's financial management team periodically meets with members of the Corporate EH&S Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly basis, management establishes or adjusts financial provisions and reserves for environmental contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies."

STOCK ISSUANCES
On March 20, 1998, the company sold 3.45 million shares of common stock resulting in net proceeds of $171.4 million. The proceeds were used to reduce a portion of the company's long-term debt.

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

EMPLOYEES
The company employed approximately 13,200 persons at June 30, 2000, of which approximately 8,800 were located in the United States and 4,400 in other parts of the world, principally Europe and Asia Pacific. Approximately 2,600 employees were represented by labor unions, of which approximately 800 were hourly-rated employees located at five plants in the United States. The remaining 1,800 employees represented by labor unions were employed at twelve locations outside of the United States. The company considers its labor relations to be generally good.

CORPORATE DIRECTORY
The following is a summary of the company's consolidated subsidiaries and affiliated companies as of June 30, 2000:

CONSOLIDATED SUBSIDIARIES (% OWNERSHIP, IF LESS THAN 100%)
Kennametal Hertel de Argentina S.A., Argentina
Kennametal Australia Pty. Ltd., Australia
Kennametal Foreign Sales Corporation, Barbados
Kennametal Hertel do Brasil Ltda., Brazil
Kennametal Ltd., Canada
Kennametal Hertel Chile Ltda., Chile
Kennametal (China) Limited, China
Kennametal (Shanghai) Ltd., China
Kennametal Hardpoint (Shanghai) Ltd., China (90%)
Shanxi-Kennametal Mining Cutting Systems Manufacturing
  Company Limited, China (70%)
Xuzhou-Kennametal Mining Cutting Systems Manufacturing
  Company Limited, China (70%)

Kennametal Hertel AG, Germany (96%)
Kennametal Hardpoint H.K. Ltd., Hong Kong (90%)
Kennametal Hertel Japan, Ltd., Japan
Kennametal Hertel (Malaysia) Sdn. Bhd., Malaysia
Kennametal de Mexico, S.A. de C.V., Mexico
Kennametal/Becker-Warkop Ltd., Poland (84%)
Kennametal Hertel (Singapore) Pte. Ltd., Singapore
Kennametal South Africa (Proprietary) Limited, South Africa
Kennametal Hertel Korea Ltd., South Korea
Kennametal Hardpoint (Taiwan) Inc., Taiwan (90%)
Kennametal Hertel Co., Ltd., Thailand (75%)
Adaptive Technologies Corp., United States
Circle Machine Company, United States
Greenfield Industries, Inc., United States
JLK Direct Distribution Inc., United States (83%)
Kennametal Financing II, United States
Kennametal PC Inc., United States
Kennametal Receivables Corporation, United States
Kennametal TC Inc., United States

CONSOLIDATED SUBSIDIARIES OF KENNAMETAL HERTEL AG (% OWNERSHIP, IF LESS THAN
100%)
Kennametal Hertel Belgium S.A., Belgium
Kennametal Hertel EDG Limited, England
Kennametal Hertel Limited, England
Kennametal Hertel France S.A., France
Kennametal Hertel G.m.b.H., Germany
Kennametal Hertel Korea G.m.b.H., Germany
Rubig G.m.b.H. & Co. K.G., Germany
Kennametal Hertel S.p.A., Italy (55%)
Kennametal Hertel Nederland B.V., Netherlands
Nederlandse Hardmetaal Fabrieken B.V., Netherlands
Kennametal Hertel Kesici Takimlar ve Sistemler Anonim Sirketi, Turkey (55%)

CONSOLIDATED SUBSIDIARIES OF JLK DIRECT DISTRIBUTION INC.
J&L America, Inc., United States

CONSOLIDATED SUBSIDIARIES OF J&L AMERICA, INC.
J&L Industrial Supply Ltd., Canada
J&L Industrial Supply U.K., England (branch)
J&L Werkzeuge und Industriebedarf G.m.b.H., Germany
Abrasive & Tool Specialties Company, United States
GRS Industrial Supply Company, United States
Production Tools Sales, Inc., United States
Strong Tool Co., United States

CONSOLIDATED SUBSIDIARIES OF GREENFIELD INDUSTRIES, INC.
Greenfield Industries, Incorporated Canada, Canada
Cirbo Limited, England
Kemmer Hartmetallwerkzeuge G.m.b.H., Germany
Kemmer Prazision G.m.b.H., Germany
Hanita Metal Works, Ltd., Israel
Kemmer-Cirbo S.r.L., Italy
Cleveland Twist Drill de Mexico, S.A. de C.V., Mexico
Greenfield Tools de Mexico, S.A. de C.V., Mexico

Herramientas Cleveland, S.A. de C.V., Mexico
Bassett Rotary Tool Company, United States
Carbidie Corporation, United States
Hanita Cutting Tools, Inc., United States
Kemmer International, Inc., United States
Rogers Tool Works, Inc., United States
South Deerfield Industrial, Inc., United States
TCM Europe, Inc., United States

AFFILIATED COMPANIES (% OWNERSHIP)
Kennametal Hertel G. Beisteiner G.m.b.H., Austria (26%)
ISIS Informatics Limited, England (20%)
Birla Kennametal Ltd., India (44%)
Kemmer Japan, Japan (29%)
Wilke Carbide B.V., Netherlands (50%)
PIGMA-Kennametal Joint Venture, Russia (49%)
Carbidie Asia Pacific Pte. Ltd., Singapore (40%)
Kenci, S.A., Spain (20%)


ITEM 2.  PROPERTIES

The company's principal executive offices are located at 1600 Technology Way, P.O. Box 231, Latrobe, Pennsylvania, 15650. Presented below is a summary of principal manufacturing facilities used by the company.

         Location                Owned/Leased         Principal Products
         --------                ------------         ------------------
United States:
Bentonville, Arkansas                 Owned       Carbide Round Tools
Pine Bluff, Arkansas                  Leased      High Speed Steel Drills
Rogers, Arkansas                      Owned       Carbide Products
Monrovia, California                  Leased      Boring Bars
Placentia, California                 Leased      Wear Parts
Evans, Georgia                        Owned       High Speed Steel Drills
Chicago, Illinois                     Leased      Circuit Board Drills
Elk Grove Village, Illinois           Leased      Fixed Limited Gages
Rockford, Illinois                    Owned       Indexable Tooling
Monticello, Indiana                   Owned       Carbide Round Tools
Framingham, Massachusetts             Leased      Fixed Limited Gages
Greenfield, Massachusetts             Owned       High Speed Taps
South Deerfield, Massachusetts        Leased      Consumer Products
Traverse City, Michigan               Owned       Ceramic Wear Parts
Troy, Michigan                        Leased      Metalworking Toolholders
Fallon, Nevada                        Owned       Metallurgical Powders
Asheboro, North Carolina              Owned       High Speed End Mills
Henderson, North Carolina             Owned       Metallurgical Powders
Roanoke Rapids, North Carolina        Owned       Metalworking Inserts
Orwell, Ohio                          Owned       Metalworking Inserts
Solon, Ohio                           Owned       Metalworking Toolholders
Bedford, Pennsylvania                 Owned       Mining and Construction
                                                    Tools and Wear Parts
Irwin, Pennsylvania                   Owned       Carbide Wear Parts
Latrobe, Pennsylvania                 Owned       Metallurgical Powders
                                                     and Wear Parts
Hendersonville, Tennessee             Leased      Fixed Limited Gages

         Location                Owned/Leased         Principal Products
         --------                ------------         ------------------

United States (continued):
Johnson City, Tennessee               Owned       Metalworking Inserts
Whitehouse, Tennessee                 Leased      Fixed Limited Gages
Clemson, South Carolina               Owned       High Speed Steel Drills
Lyndonville, Vermont                  Leased      High Speed Taps
Chilhowee, Virginia                   Owned       Mining and Construction
                                                     Tools and Wear Parts
New Market, Virginia                  Owned       Metalworking Toolholders

International:
Victoria, Canada                      Owned       Wear Parts
Shanghai, China                       Owned       Metalworking Inserts
Shanxi, China                         Owned       Mining Tools
Xuzhou, China                         Owned       Mining Tools
Bodmin, England                       Owned       Circuit Board Drills and
                                                    Routers
Kingswinford, England                 Leased      Metalworking Toolholders
Sheffield, England                    Leased      High Speed Steel Drills, Taps
                                                     and End Mills
Bordeaux, France                      Leased      Metalworking Cutting Tools
Ebermannstadt, Germany                Owned       Metalworking Inserts
Mistelgau, Germany                    Owned       Metallurgical Powders,
                                                     Metalworking Inserts
                                                     and Wear Parts
Nabburg, Germany                      Owned       Metalworking Toolholders
Schwabisch Gmund, Germany             Leased      Circuit Board Drills
Vohenstrauss, Germany                 Owned       Metalworking Carbide Drills
Schlomi, Israel                       Owned       High Speed Endmills
Milan, Italy                          Owned       Metalworking Cutting Tools
Pachuca, Mexico                       Owned       High Speed Steel Drills
Arnhem, Netherlands                   Owned       Wear Products

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

All significant properties are used in the company's business of powder metallurgy, tools, tooling systems and industrial supply. The company's production capacity is adequate for its present needs. The company believes that its properties have been adequately maintained, are generally in good condition and are suitable for the company's business as presently conducted.

ITEM 3.  LEGAL PROCEEDINGS

In July 2000, the company, JLK and the JLK directors (including one former director) were named as defendants in several putative class action lawsuits. The lawsuits seek an injunction, rescission, damages, costs and attorney fees in connection with the company's proposal to acquire the outstanding stock of JLK not owned by the company. The company believes the actions lack merit and will defend them vigorously. The amount of any ultimate exposure cannot be determined with certainty at this time. Management believes that any losses derived from the final outcome of these actions and proceedings will not be material in the aggregate to the company's financial condition.

Other than noted above, there are no material pending legal proceedings, other than litigation incidental to the ordinary course of business, to which the company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2000, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

                           OFFICERS OF THE REGISTRANT

                  Name, Age, and Position                             Experience During Past Five Years (2)
                  -----------------------                             -------------------------------------

Markos I. Tambakeras, 49 (1)                                 President and Chief Executive Officer since July 1,
President and Chief Executive Officer                        1999. Formerly, employed by Honeywell Inc. as
Director                                                     President of Industrial Controls Business from 1997 to
                                                             1999 and President, Industrial Automation and Control
                                                             from 1995 to 1996.

William R. Newlin, 59 (1)                                    Chairman of the Board since October 1996. Director
Chairman of the Board                                        since 1982.

David B. Arnold, 61 (1)                                      Vice President since 1979. Chief Technical Officer
Vice President                                               since 1988.
Chief Technical Officer

James R. Breisinger, 50 (1)                                  Vice President since 1990. Named Chief Operating
Vice President                                               Officer, Advanced Materials Solutions Group in August
Chief Operating Officer,                                     2000. Chief Financial Officer from September 1998 to
Advanced Materials Solutions Group                           August 2000. Chief Operating Officer, Greenfield
                                                             Industries, Inc. from March through September 1998.
                                                             Corporate Controller from 1994 to 1998.

M. Rizwan Chand, 37 (1)                                      Vice President since May 2000. Previously, Vice
Vice President                                               President, Human Resources for Aetna International in
Human Resources                                              1999. Previously, with Mary Kay Inc. as Senior Vice
                                                             President, Global Human Resources from 1996 to 1999
                                                             and Vice President - International Human Resources
                                                             from 1995 to 1996.

David T. Cofer, 55 (1)                                       Vice President since 1986. Secretary and General
Vice President                                               Counsel since 1982.
Secretary and General Counsel

Stanley R. Duzy, Jr., 53 (1)                                 Vice President since November 1999. Formerly, employed
Vice President                                               by Honeywell Inc. as Vice President of Industrial
Business Development and Administration                      Controls Business from 1998 to 1999 and Vice President
                                                             and Controller, Asia Pacific from 1992 to 1997.


Derwin R. Gilbreath, 52 (1)                                  Vice President since January 1997. Named Chief
Vice President,                                              Operating Officer, Metalworking Solutions and Services
Chief Operating Officer,                                     Group in August 2000. Chief Operating Officer,
Metalworking Solutions and Services Group                    Greenfield Industries Inc. from September 1998 to
                                                             August 2000. Director of Global Manufacturing from
                                                             1995 to 1998.

F. Nicholas Grasberger, III, 36 (1)                          Elected Vice President and Chief Financial Officer in
Vice President                                               August 2000. Formerly, Corporate Treasurer, H.J. Heinz
Chief Financial Officer                                      Company from 1997 to 2000 and General Manager of
                                                             Business Planning from 1994 to 1997.

Richard C. Hendricks, 61 (1)                                 Vice President since 1982. Director of Corporate
Vice President                                               Development since 1992.
Corporate Development

                  Name, Age, and Position                             Experience During Past Five Years (2)
                  -----------------------                             -------------------------------------


Brian E. Kelly, 37                                           Elected Assistant Treasurer and named Director of Tax
Assistant Treasurer                                          in September 1998. Manager of Corporate Tax from 1996
Director of Tax                                              to 1998. Formerly, Tax Consultant with Westinghouse
                                                             Electric Corporation from 1995 to 1996.

Lawrence J. Lanza, 51                                        Elected Assistant Treasurer and named Director of
Assistant Treasurer                                          Treasury Services in April 1999. Previously, Director,
Director of Treasury Services                                Global Capital Markets for CBS Corporation, formerly
                                                             Westinghouse Electric Corporation, from 1972 to 1998.

H. Patrick Mahanes, Jr., 57 (1)                              Vice President since 1987. Named Executive Vice
Executive Vice President                                     President, Global Strategic Initiatives in 2000. Chief
Global Strategic Initiatives                                 Operating Officer from 1995 to August 2000.

James E. Morrison, 49                                        Vice President since 1994. Treasurer since 1987.
Vice President
Treasurer

Wayne D. Moser, 47                                           Vice President since 1998. General Manager, Mining &
Vice President                                               Construction since 1997. Chief Financial Officer of
General Manager, Mining & Construction                       Kennametal Hertel AG from 1993 to 1997.

Ralph G. Niederst, 49 (1)                                    Elected Vice President in May 2000. Formerly, Director
Vice President                                               of Management Information Technology at Harsco
Chief Information Officer                                    Corporation's Heckett Multiserv from 1995 to 2000.

Kevin G. Nowe, 48                                            Joined the company as Assistant General Counsel in 1992
Assistant Secretary                                          and was elected Assistant Secretary in 1993.
Assistant General Counsel

Ajita G. Rajendra, 48                                        Elected Kennametal Vice President in 1998. General
Vice President                                               Manager of Industrial Products Group since 1997. Vice
General Manager, Industrial Products Group                   President of Greenfield's Electronic Products Group
                                                             from 1996 to 1997.  Previously, in various positions
                                                             with Corning, Inc. from 1978 to 1996.

P. Mark Schiller, 52                                         Vice President since 1992. Director of Kennametal
Vice President                                               Distribution Services since 1990.
Director of Kennametal Distribution Services

Frank P. Simpkins, 37 (1)                                    Named Corporate Controller and Chief Accounting Officer
Corporate Controller and Chief                               in October 1998. Manager, External Reporting and
     Accounting Officer                                      Investor Relations from 1995 to 1998.

A. David Tilstone, 46 (1)                                    Vice President since July 1997. Named Director of
Vice President                                               Global Marketing in April 1997. Director of Asia
Director of Global Marketing and Sales                       Pacific Operations from 1995 to 1997.

Notes:
------

(1)  Executive officer of the Registrant.

(2) Each officer has been elected by the Board of Directors to serve until removed or until a successor is elected and qualified, and has served continuously as an officer since first elected.

                                     PART II

The information required under Items 5 through 8 is included in the 2000 Annual Report to Shareowners and such information is incorporated herein by reference as indicated below.


ITEM 5.  MARKET FOR THE REGISTRANT COMMON STOCK AND RELATED SHAREOWNER MATTERS

Incorporated by reference is the Quarterly Financial Information (Unaudited) set forth on pages 45 and 46 and the information under Stock Issuances set forth pages 32 and 33 of the 2000 Annual Report to Shareowners.


ITEM 6.  SELECTED FINANCIAL DATA

Incorporated by reference is information with respect to the years 1996 to 2000 contained in the Eleven-Year Financial Highlights set forth on pages 48 and 49 of the 2000 Annual Report to Shareowners.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference is Management's Discussion & Analysis set forth on pages 13 to 24 of the 2000 Annual Report to Shareowners.


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Incorporated by reference is the Management's Discussion & Analysis set forth on pages 22 and 23 and the information under Financial Instruments on pages 40 and 41 of the 2000 Annual Report to Shareowners.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference is Item 14(a) 1 of this Form 10K and the Quarterly Financial Information (Unaudited) set forth on pages 45 and 46 of the 2000 Annual Report to Shareowners.


ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information set forth in Part I under the caption "Officers of the Registrant" and the information set forth under the caption "Election of Directors" in the company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 30, 2000 ("2000 Proxy Statement").


ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference is the information set forth under the caption "Compensation of Executive Officers" and certain information regarding directors' fees under the caption "Board of Directors and Board Committees" in the 2000 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information set forth under the caption "Ownership of Capital Stock by Directors, Nominees and Executive Officers" with respect to the directors' and officers' shareholdings and under the caption "Principal Holders of Voting Securities" with respect to other beneficial owners in the 2000 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is certain information set forth in the notes to the tables under the captions "Election of Directors" and "Compensation of Executive Officers" in the 2000 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this Form 10-K report.

      1.  Financial Statements

          The consolidated balance sheets as of June 30, 2000 and 1999, the consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended June 30, 2000 and the notes to consolidated financial statements, together with the report thereon of Arthur Andersen LLP dated July 24, 2000 (except with respect to the matter discussed in Note 3, as to which the date is September 1, 2000), presented in the company's 2000 Annual Report to Shareowners, are incorporated herein by reference.

      2.  Financial Statement Schedule

          The financial statement schedule shown below should be read in conjunction with the consolidated financial statements contained in the 2000 Annual Report to Shareowners. Other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          Separate financial statements of the company are omitted because the company is primarily an operating company, and all significant subsidiaries included in the consolidated financial statements are wholly owned, with the exception of Kennametal Hertel AG, in which the company has a 96 percent interest, and JLK Direct Distribution Inc., in which the company has an 83 percent interest.

          Financial Statement Schedule:                                     Page
          ----------------------------                                      ----

          Report of Independent Public Accountants                           20

          Schedule II - Valuation and Qualifying Accounts for the
          Three Years Ended June 30, 2000                                    21

      3.  Exhibits

          (2)     Plan of Acquisition, Reorganization,
                  Arrangement, Liquidation, or Succession

                  (2.1)     Agreement and Plan of merger by            Exhibit (c)(1) of the company's Schedule
                            and among Kennametal Inc.,                 14D-1 (SEC file no. reference no. 1-5318;
                            Kennametal Acquisition Corp.               docket entry date - October 17, 1997) is
                            (formerly, Palmer Acquisition              incorporated herein by reference.
                            Corp.) and Greenfield Industries,
                            Inc. dated as of October 10, 1997

          (3)     Articles of Incorporation and Bylaws

                  (3.1)     Amended and Restated Articles              Exhibit 3.1 of the company's September 30,
                            of Incorporation as Amended                1994 Form 10-Q is incorporated herein
                                                                       by reference.

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

          (10)    Material Contracts

                  (10.1)*   Prime Bonus Plan                           The discussion regarding the Prime Bonus
                                                                       Plan under the caption "Report of the
                                                                       Board of Directors Committee on
                                                                       Executive Compensation" contained in the
                                                                       company's 2000 Proxy Statement
                                                                       is incorporated herein by reference.

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

                  (10.3)*   Deferred Fee Plan                          Exhibit 10.4 of the company's June 30, 1988
                            for Outside Directors                      Form 10-K (SEC file no. reference 1-5318;
                                                                       docket entry date - September 23, 1988)
                                                                       is incorporated herein by reference.

                  (10.4)*   Executive Deferred                         Exhibit 10.5 of the company's June 30, 1988
                            Compensation Trust Agreement               Form 10-K (SEC file no. reference
                                                                       1-5318; docket entry date -
                                                                       September 23, 1988) is incorporated
                                                                       herein by reference.

                  (10.5)*   Directors Stock Incentive                  Exhibit 10.5 of the company's June 30, 1999
                            Plan, as amended                           Form 10-K is incorporated herein by reference.

                  (10.6)*   Performance Bonus Stock                    Exhibit 10.6 of the company's June 30, 1999
                            Plan of 1995, as amended                   Form 10-K is incorporated herein by reference

                  (10.7)*   Stock Option and Incentive                 Exhibit 10.14 of the company's September
                            Plan of 1996                               30, 1996 Form 10-Q is incorporated herein
                                                                       by reference.

                  (10.8)*   Stock Option and Incentive Plan            Exhibit 10.8 of the company's December 31,
                            of 1992, as amended                        1996 Form 10-Q is incorporated herein by
                                                                       reference.

                  (10.9)*   Form of Employment Agreement with          Filed herewith.
                            Named Executive Officers
                            (other than Mr. Tambakeras)

                 (10.10)*   Supplemental Executive                     Exhibit 10.10 of the company's June 30, 1999
                            Retirement Plan, as amended                Form 10-K is incorporated herein by reference.

---------------------------------------------------------
* Denotes management contract or compensatory plan or arrangement.

                 (10.11)    Credit Agreement with Mellon Bank,         Exhibit 10.2 of the company's December 31,
                            N.A. and various creditors dated as of     1997 Form 10-Q is incorporated herein
                            November 17, 1997                          by reference.

                 (10.12)    Guaranty and Suretyship Agreement          Exhibit 10.3 of the company's December 31,
                            with Mellon Bank, N.A. dated               1997 Form 10-Q is incorporated herein
                            November 17, 1997                          by reference.

                 (10.13)    Amendment to Credit Agreement with         Exhibit 10.18 of the company's June 30,
                            Mellon Bank, N.A. and various creditors    1998 Form 10-K is incorporated herein
                            dated as of November 26, 1997              by reference.

                 (10.14)    Amendment to Credit Agreement with         Exhibit 10.19 of the company's June 30,
                            Mellon Bank, N.A. and various creditors    1998 Form 10-K is incorporated herein
                            dated as of December 19, 1997              by reference.

                 (10.15)    Amendment to Credit Agreement with         Exhibit 10.20 of the company's June 30,
                            Mellon Bank, N.A. and various creditors    1998 Form 10-K is incorporated herein
                            dated as of March 19, 1998                 by reference.

                 (10.16)    Amendment to Credit Agreement with         Exhibit 10.1 of the company's December 31,
                            Mellon Bank, N.A. and various creditors    1998 Form 10-Q is incorporated herein
                            dated as of December 15, 1998              by reference.

                 (10.17)    Amendment to Credit Agreement with         Exhibit 10.1 of the company's March 31,
                            Mellon Bank, N.A. and various creditors    1999 Form 10-Q is incorporated herein
                            dated as of March 31, 1999                 by reference.

                 (10.18)*   Executive Employment Agreement             Exhibit 10.1 of the company's June 11,
                            dated May 4, 1999 between Kennametal       1999 Form 8-K is incorporated herein
                            Inc. and Markos I. Tambakeras              by reference.

                 (10.19)*   Kennametal Inc. 1999 Stock Plan            Exhibit 10.5 of the company's June 11,
                                                                       1999 Form 8-K is incorporated herein
                                                                       by reference.

                 (10.20)    Amendment to Credit Agreement with         Exhibit 10.1 of the company's September
                            Mellon Bank, N.A. and various creditors    30,1999 Form 10-Q is incorporated herein
                            dated as of October 1, 1999                by reference.

                 (10.21)*   Kennametal Inc. Stock Option and           Exhibit A of the company's 1999 Proxy
                            Incentive Plan of 1999                     Statement is incorporated herein
                                                                       by reference.

                 (10.22)*   Amendment to Executive Employment          Exhibit 10.1 of the company's March 31,
                            Agreement between Kennametal Inc.          2000 Form 10-Q is incorporated herein
                            and Markos I. Tambakeras dated             by reference.
                            March 3, 2000

                 (10.23)*   Employment Agreement dated January         Filed herewith.
                            21, 2000 between JLK Direct Distribution
                            Inc. and Richard J. Orwig

---------------------------------------------------------
* Denotes management contract or compensatory plan or arrangement.


                 (10.24)*   Severance Agreement dated May 2, 2000      Filed herewith.
                            with Richard J. Orwig

          (13)    Annual Report to Shareowners                         Portions of the 2000 Annual Report are
                                                                       filed herewith.

          (21)    Subsidiaries of the Registrant                       Filed herewith.

          (23)    Consent of Independent Public Accountants            Filed herewith.

          (27)    Financial Data Schedule                              Filed herewith.

(b)   Reports on Form 8-K.

      A report on Form 8-K was filed on May 9, 2000 regarding the announcement of the resignation of Mr. Richard J. Orwig as President and CEO of JLK Direct Distribution Inc., an 83 percent-owned subsidiary of Kennametal Inc.

      A report on Form 8-K was filed on July 21, 2000 regarding the announcement of a proposal by Kennametal Inc. to acquire the outstanding shares of JLK Direct Distribution Inc., an 83 percent-owned subsidiary of Kennametal Inc., that it does not already own for $6.70 per share in cash.

      A report on Form 8-K was filed on July 25, 2000 regarding the announcements that the Board of Directors adopted a new shareowner rights plan to replace its existing plan which has been in effect since 1990, that Robert L. McGeehan resigned as a member of the Board of Directors effective July 24, 2000, and that Kennametal and all the directors of JLK Direct Distribution Inc., an 83 percent-owned subsidiary of Kennametal Inc., were named in civil action No. GD00-12565, filed in the Court of Common Pleas in Allegheny County, Pennsylvania.

      A report on Form 8-K was filed on September 11, 2000 regarding the announcement that Kennametal Inc. and JLK Direct Distribution Inc., an 83 percent-owned subsidiary of Kennametal Inc., have entered into a definitive merger agreement for Kennametal to acquire the outstanding shares of JLK that Kennametal does not already own.

      A report on Form 8-K was filed on September 12, 2000 regarding the announcement that JLK Direct Distribution Inc., an 83 percent-owned subsidiary of Kennametal Inc., expects to recognize special charges of $15
      - $20 million associated with its business improvement plan.
















-------------------------------------------------------
* Denotes management contract or compensatory plan or arrangement.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   KENNAMETAL INC.


                                               By: /s/ Frank P. Simpkins
                                                   -----------------------------
                                                      Frank P. Simpkins
                                                      Corporate Controller and
                                                      Chief Accounting Officer


Date:  September 22, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                         TITLE                      DATE
           ---------                         -----                      ----
/s/  William R. Newlin
     -----------------------------     Chairman of the Board        September 22, 2000
     William R. Newlin

/s/  Markos I. Tambakeras
     -----------------------------     President, Chief Executive   September 22, 2000
     Markos I. Tambakeras              Officer and Director


/s/  F. Nicholas Grasberger, III
     -----------------------------     Vice President and           September 22, 2000
     F. Nicholas Grasberger, III       Chief Financial Officer

           SIGNATURE                         TITLE                      DATE
           ---------                         -----                      ----

/s/  Richard C. Alberding
     -----------------------------     Director                     September 22, 2000
     Richard C. Alberding

/s/  Peter B. Bartlett
     -----------------------------     Director                     September 22, 2000
     Peter B. Bartlett

/s/  A. Peter Held
     -----------------------------     Director                     September 22, 2000
     A. Peter Held

/s/  Kathleen J. Hempel
     -----------------------------     Director                     September 22, 2000
     Kathleen J. Hempel

/s/  Timothy S. Lucas
     -----------------------------     Director                     September 22, 2000
     Timothy S. Lucas

/s/  Aloysius T. McLaughlin, Jr.
     -----------------------------     Director                     September 22, 2000
     Aloysius T. McLaughlin, Jr.

/s/  Larry Yost
     -----------------------------     Director                     September 22, 2000
     Larry Yost

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Shareowners of Kennametal Inc.


We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Kennametal Inc.'s annual report to shareowners incorporated by reference in this Form 10-K, and have issued our report thereon dated July 24, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in Item 14-(a)2 of this Form 10-K is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                               /s/  Arthur Andersen LLP
                                               -------------------------------
                                                    Arthur Andersen LLP


Pittsburgh, Pennsylvania
July 24, 2000

KENNAMETAL INC.                                                      SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------
(dollars in thousands)

                                                           Additions
                                              --------------------------------------
                              Balance at      Charged to                               Deductions    Balance at
                             Beginning of     Costs and                     Other         from         End of
Description                       Year        Expenses     Recoveries    Adjustments    Reserves         Year
-----------                  ------------     ----------   ----------    -----------   ----------    ----------
2000

Allowance for
     doubtful accounts         $15,269        $ 4,177        $ 596        $ (307)(a)    $ 7,521(b)     $12,214
                               =======        =======        =====        ======        =======        =======

Restructuring and asset
     impairment charges        $ 3,567        $18,626        $  --        $  595 (c)    $15,223(d)     $ 7,565
                               =======        =======        =====        ======        =======        =======



1999

Allowance for
     doubtful accounts         $11,974        $ 8,230        $ 365        $ (398)(a)    $ 4,902(b)     $15,269
                               =======        =======        =====        ======        =======        =======

Restructuring and asset
     impairment charges        $    --        $20,837        $  --        $   --        $17,270(d)     $ 3,567
                               =======        =======        =====        ======        =======        =======



1998

Allowance for
     doubtful accounts         $ 7,325        $ 2,453        $ 336        $5,061(a)     $ 3,201(b)     $11,974
                               =======        =======        =====        ======        =======        =======

(a) Represents foreign currency translation adjustment and reserves acquired through business combinations.
(b)   Represents uncollected accounts charged against the allowance.
(c) Represents adjustment for company receiving more value upon disposition of property than initially anticipated.
(d) Represents asset write-downs, non-cash adjustments and cash expenditures charged against the accrual.