Form 10-Q
period 2000-09-30
KENNAMETAL INC
filed 2000-11-14
CIK 55242

===============================================================================


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Title Of Each Class                  Outstanding at October 30, 2000
----------------------------------------       --------------------------------
Capital Stock, par value $1.25 per share                30,277,530


===============================================================================

                                 KENNAMETAL INC.
                                    FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 2000



                                TABLE OF CONTENTS

Item No.                                                                                                       Page
-------                                                                                                        ----

                          PART I. FINANCIAL INFORMATION

1.   Financial Statements:

     Condensed Consolidated Statements of Income (Unaudited)
     Three months ended September 30, 2000 and 1999.....................................................      1

     Condensed Consolidated Balance Sheets (Unaudited)
     September 30, 2000 and June 30, 2000...............................................................      2

     Condensed Consolidated Statements of Cash Flows (Unaudited)
     Three months ended September 30, 2000 and 1999.....................................................      3

     Notes to Condensed Consolidated Financial Statements (Unaudited)...................................      4

2.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations..........................................................................      9

3.   Quantitative and Qualitative Disclosures about Market Risk.........................................     14


                           PART II. OTHER INFORMATION

4.   Submission of Matters to a Vote of Security Holders................................................     15

6.   Exhibits and Reports on Form 8-K...................................................................     15

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------------------------------
(in thousands, except per share data)

                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                     -------------------------------
                                                                                          2000                  1999
                                                                                          ----                  ----
OPERATIONS
Net sales                                                                            $   450,705           $   442,943
Cost of goods sold                                                                       282,052               279,614
                                                                                     -----------           -----------
Gross profit                                                                             168,653               163,329
Operating expense                                                                        128,424               122,487
Restructuring and asset impairment charge                                                  1,535                    --
Amortization of intangibles                                                                6,323                 7,003
                                                                                     -----------           -----------
Operating income                                                                          32,371                33,839
Interest expense                                                                          13,195                14,527
Other expense (income), net                                                                1,457                  (258)
                                                                                     -----------           -----------
Income before provision for income taxes and minority interest                            17,719                19,570
Provision for income taxes                                                                 7,176                 8,709
Minority interest                                                                            602                   948
                                                                                     -----------           -----------
Income before cumulative effect of change in accounting principle                          9,941                 9,913
Cumulative effect of change in accounting principle,
    net of tax of $399                                                                      (599)                   --
                                                                                     -----------           -----------
Net income                                                                           $     9,342           $     9,913
                                                                                     ===========           ===========
PER SHARE DATA
Basic earnings per share before cumulative effect
    of change in accounting principle                                                $      0.32           $      0.33
Cumulative effect of change in accounting principle per share                              (0.02)                   --
                                                                                     -----------            ----------
Basic earnings per share                                                             $      0.30           $      0.33
                                                                                     ===========           ===========
Diluted earnings per share before cumulative effect
    of change in accounting principle                                                $      0.32           $      0.33
Cumulative effect of change in accounting principle per share                              (0.02)                   --
                                                                                     -----------           -----------
Diluted earnings per share                                                           $      0.30           $      0.33
                                                                                     ===========           ===========

Dividends per share                                                                  $      0.17           $      0.17
                                                                                     ===========           ===========

Basic weighted average shares outstanding                                                 30,703                30,099
                                                                                     ===========           ===========

Diluted weighted average shares outstanding                                               30,742                30,165
                                                                                     ===========           ===========


See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------
(in thousands)

                                                                                 September 30,            June 30,
                                                                                     2000                   2000
                                                                                     ----                   ----
ASSETS
Current assets:
   Cash and equivalents                                                         $      31,560          $      22,323
   Marketable equity securities available-for-sale                                     24,290                 27,614
   Accounts receivable, less allowance for
     doubtful accounts of $8,740 and $12,214                                          218,863                231,917
   Inventories                                                                        392,741                410,885
   Deferred income taxes                                                               43,760                 42,911
   Other current assets                                                                17,707                 13,065
                                                                                -------------          -------------
Total current assets                                                                  728,921                748,715
                                                                                -------------          -------------
Property, plant and equipment:
   Land and buildings                                                                 232,774                230,448
   Machinery and equipment                                                            720,748                720,556
   Less accumulated depreciation                                                     (467,391)              (452,220)
                                                                                -------------          -------------
Net property, plant and equipment                                                     486,131                498,784
                                                                                -------------          -------------
Other assets:
   Investments in affiliated companies                                                  3,351                  2,571
   Intangible assets, less accumulated amortization
     of $93,336 and $88,458                                                           653,018                661,172
   Other                                                                               29,458                 29,879
                                                                                -------------          -------------
Total other assets                                                                    685,827                693,622
                                                                                -------------          -------------
Total assets                                                                    $   1,900,879          $   1,941,121
                                                                                =============          =============
LIABILITIES
Current liabilities:
   Current maturities of long-term debt and capital leases                      $       3,188          $       3,855
   Notes payable to banks                                                              56,248                 57,701
   Accounts payable                                                                   111,873                118,908
   Accrued vacation pay                                                                27,842                 28,217
   Accrued income taxes                                                                25,950                 30,226
   Accrued payroll                                                                     22,777                 20,605
   Other current liabilities                                                           89,787                 91,800
                                                                                -------------          -------------
Total current liabilities                                                             337,665                351,312
                                                                                -------------          -------------
Long-term debt and capital leases, less current maturities                            613,157                637,686
Deferred income taxes                                                                  31,907                 31,727
Other liabilities                                                                      85,059                 85,036
                                                                                -------------          -------------
Total liabilities                                                                   1,067,788              1,105,761
                                                                                -------------          -------------
Minority interest in consolidated subsidiaries                                         52,892                 55,106
                                                                                -------------          -------------
SHAREOWNERS' EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued                        --                     --
Capital stock, $1.25 par value; 70,000 shares authorized;
   33,319 and 33,200 shares issued                                                     41,648                 41,500
Additional paid-in capital                                                            340,135                335,314
Retained earnings                                                                     512,853                508,733
Treasury shares, at cost; 2,501 and 2,677 shares held                                 (53,046)               (55,236)
Unearned compensation                                                                  (3,661)                (2,814)
Accumulated other comprehensive loss                                                  (57,730)               (47,243)
                                                                                -------------          -------------
Total shareowners' equity                                                             780,199                780,254
                                                                                -------------          -------------
Total liabilities and shareowners' equity                                       $   1,900,879          $   1,941,121
                                                                                =============          =============

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------
(in thousands)

                                                                                          Three Months Ended
                                                                                           September 30,
                                                                                 ----------------------------------
                                                                                     2000                  1999
                                                                                     ----                  ----
OPERATING ACTIVITIES
Net income                                                                       $      9,342         $       9,913
Adjustments for noncash items:
   Depreciation                                                                        18,243                19,061
   Amortization                                                                         6,323                 7,003
   Restructuring and asset impairment charge                                              235                    --
   Cumulative effect of change in accounting principle, net of tax                        599                    --
   Other                                                                                2,155                    80
Changes in certain assets and liabilities:
   Accounts receivable                                                                  7,444                (1,041)
   Proceeds from accounts receivable securitization                                     1,500                    --
   Inventories                                                                         10,801                 4,871
   Accounts payable and accrued liabilities                                            (4,765)               16,154
   Other                                                                               (3,543)                5,762
                                                                                 ------------          ------------
Net cash flow from operating activities                                                48,334                61,803
                                                                                 ------------          ------------
INVESTING ACTIVITIES
Purchases of property, plant and equipment                                            (11,471)              (10,779)
Disposals of property, plant and equipment                                                 84                 5,049
Purchase of subsidiary stock                                                           (1,947)                   --
Other                                                                                    (165)                 (124)
                                                                                 ------------          ------------
Net cash flow used for investing activities                                           (13,499)               (5,854)
                                                                                 ------------          ------------
FINANCING ACTIVITIES
Net decrease in notes payable                                                          (1,333)               (5,346)
Net decrease in revolver and other lines of credit                                    (23,900)              (13,000)
Term debt borrowings                                                                      350                    --
Term debt repayments                                                                     (718)              (30,535)
Dividend reinvestment and employee benefit and stock plans                              5,736                 1,386
Cash dividends paid to shareowners                                                     (5,222)               (5,117)
                                                                                 ------------          ------------
Net cash flow used for financing activities                                           (25,087)              (52,612)
                                                                                 ------------          ------------

Effect of exchange rate changes on cash and equivalents                                  (511)                    3
                                                                                 ------------          ------------
CASH AND EQUIVALENTS
Net increase in cash and equivalents                                                    9,237                 3,340
Cash and equivalents, beginning of year                                                22,323                17,408
                                                                                 ------------          ------------
Cash and equivalents, end of period                                              $     31,560          $     20,748
                                                                                 ============          ============
SUPPLEMENTAL DISCLOSURES
Interest paid                                                                    $     13,087          $     15,858
Income taxes paid                                                                       7,770                 2,914


See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

1. The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the company's 2000 Annual Report. The condensed consolidated balance sheet as of June 30, 2000 has been derived from the audited balance sheet included in the company's 2000 Annual Report. These interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the three months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a "year" is to a fiscal year ended June 30. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

2. On July 20, 2000, the company proposed to the Board of Directors of JLK Direct Distribution Inc., an 83-percent owned subsidiary of the company, to acquire the outstanding shares of JLK it does not already own. On September 11, 2000, the company and JLK announced that they entered into a definitive merger agreement for the company to acquire these minority shares. Pursuant to the agreement, JLK agreed to commence a cash tender offer for all of its shares of Class A Common Stock at a price of $8.75 per share. The tender offer commenced on October 3, 2000 and will expire on November 15, 2000. Following JLK's purchase of shares in the tender offer, the company will acquire the remainder of the minority shares at the same price in a merger. The aggregate value to acquire the minority interest of approximately 4.3 million shares would be approximately $37 million. The transaction has been unanimously approved by the JLK Board of Directors, including its special committee comprised of independent directors of the JLK Board. The transaction is not conditioned on financing, but is subject to conditions set forth in the merger agreement.

     In July 2000, the company, JLK and the JLK directors (including one former director) were named as defendants in several putative class action lawsuits. The lawsuits seek an injunction, rescission, damages, costs and attorney fees in connection with the company's proposal to acquire the outstanding stock of JLK not owned by the company.

     On November 3, 2000, the parties to the lawsuits entered into a Memorandum of Understanding (MOU) with respect to a proposed settlement of the lawsuits. The proposed settlement would provide for complete releases of the defendants, as well as among other persons their affiliates and representatives, and would extinguish and enjoin all claims that have been, could have been or could be asserted by or on behalf of any member of the class against the defendants which in any manner relate to the allegations, facts, or other matters raised in the lawsuits or which otherwise relate in any manner to the agreement, the offer and the merger. The MOU also provides, among other matters, for the payment by JLK of up to approximately $0.3 million in attorneys' fees and expenses to plaintiffs' counsel. No payment is to be made for liability or damages. The final settlement of the lawsuits, including the amount of attorneys' fees and expenses to be paid, is subject to the execution of a definitive stipulation of settlement, to consummation of the merger, and to court approval.

3. Inventories are stated at lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for a significant portion of U.S. inventories and the first-in, first-out (FIFO) or average cost methods for other inventories. The company used the LIFO method of valuing its inventories for approximately 47 percent of total inventories at September 30, 2000. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on management's projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

     Inventories as of the balance sheet dates consisted of the following (in thousands):

                                                                                 September 30,           June 30,
                                                                                     2000                  2000
                                                                                     ----                  ----
         Finished goods                                                          $    290,678          $    306,334
         Work in process and powder blends                                             95,499                96,101
         Raw materials and supplies                                                    34,849                35,707
                                                                                 ------------          ------------
         Inventory at current cost                                                    421,026               438,142
         Less LIFO valuation                                                          (28,285)              (27,257)
                                                                                 ------------          ------------
         Total inventories                                                       $    392,741          $    410,885
                                                                                 ============          ============

4. The company has been involved in various environmental cleanup and remediation activities at several of its manufacturing facilities. In addition, the company is currently named as a potentially responsible party
     (PRP) at several Superfund sites in the United States. In 2000, the company recorded a remediation reserve of $3.0 million with respect to its involvement in these matters, which was recorded as a component of operating expense. This represents management's best estimate of its undiscounted future obligation based on its evaluations and discussions with outside counsel and independent consultants, and the current facts and circumstances related to these matters. The company recorded this liability because certain events occurred, including sufficient progress made by the government and the PRPs in the identification of other PRPs and review of potential remediation solutions, that clarified the level of involvement in these matters by the company and its relationship to other PRPs. This led the company to conclude that it was probable that a liability had been incurred.

     In addition to the amount currently reserved, the company may be subject to loss contingencies related to these matters estimated to be up to an additional $3.3 million. The company believes that such undiscounted unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. The reserved and unreserved liabilities could change substantially in the near term due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs and the identification of new PRPs.

     The company maintains a Corporate Environmental, Health and Safety (EH&S) Department, as well as an EH&S Policy Committee, to ensure compliance with environmental regulations and to monitor and oversee remediation activities. In addition, the company has established an EH&S administrator at its domestic manufacturing facilities. The company's financial management team periodically meets with members of the Corporate EH&S Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly basis, management establishes or adjusts financial provisions and reserves for environmental contingencies in accordance with Statement of Financial Accounting Standard (SFAS) No. 5, "Accounting for Contingencies."

5. For purposes of determining the number of dilutive shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due to the dilutive effect of unexercised stock options by 39,253 and 66,272 for the three months ended September 30, 2000 and 1999, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

6. Comprehensive income (loss) for the three months ended September 30, 2000 and 1999 is as follows (in thousands):

                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                 -----------------------------------
                                                                                      2000                 1999
                                                                                      ----                 ----
         Net income                                                              $      9,342          $      9,913
         Cumulative effect of change in accounting
              principle, net of tax                                                     1,571                    --
         Unrealized loss on derivatives designated and
              and qualified as cash flow hedges, net of tax                              (302)                   --
         Reclassification of unrealized gains or losses
              on matured derivatives, net of tax                                          (58)                   --
         Unrealized loss on marketable equity securities
              available-for-sale, net of tax                                           (1,618)               (1,998)
         Minimum pension liability adjustment, net of tax                                  47                   (26)
         Foreign currency translation adjustments                                     (10,127)                4,062
                                                                                 -------------         ------------
         Comprehensive income (loss)                                             $     (1,145)         $     11,951
                                                                                 ============          ============

     The components of accumulated other comprehensive loss consist of the following (in thousands):

                                                                                September 30,           June 30,
                                                                                    2000                  2000
                                                                                    ----                  ----
         Unrealized gain on marketable equity securities
              available-for-sale, net of tax                                     $     7,045           $     8,663
         Unrealized gains on derivatives designated and
              qualified as cash flow hedges, net of tax                                1,211                    --
         Minimum pension liability adjustment, net of tax                               (803)                 (850)
         Foreign currency translation adjustments                                    (65,183)              (55,056)
                                                                                 -----------           -----------
         Total accumulated other comprehensive loss                              $   (57,730)          $   (47,243)
                                                                                 ===========           ===========

7. On July 1, 2000, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was adopted resulting in the recording of current assets of $1.6 million, long-term assets of $1.4 million, current liabilities of $1.3 million, long-term liabilities of $0.7 million, a decrease in accumulated other comprehensive loss of $1.6 million, net of tax, and a loss from the cumulative effect from the change in accounting principle of $0.6 million, net of tax.

     Forward contracts, purchased options and range forward contracts, designated as cash flow hedges, hedge anticipated cash flows from cross-border intercompany sales of product and services through the remainder of 2001. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive loss, net of tax, and are recognized as a component of other expense (income), net when the underlying sales of product or services are recognized into earnings. The company recognized expense of $0.1 million, as a component of other expense (income), net, during the September 2000 quarter related to hedge ineffectiveness. Floating-to-fixed interest rate swap agreements, designated as cash flow hedges, hedge the company's floating rate debt and mature at various times through June 2003. The fair value of these contracts is recorded in the balance sheet, with the offset to accumulated other comprehensive loss, net of tax. Forward contracts hedging significant cross-border intercompany loans are considered other derivatives and therefore, not eligible for hedge accounting. These contracts are recorded at fair value in the balance sheet, with the offset to other expense (income), net. Based upon foreign exchange and interest rates at September 30, 2000, the company expects to recognize net current assets of $2.9 million into earnings in the next 12 months related to all derivative instruments.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

8. In the September 2000 quarter, the company's management began to implement a business improvement plan in the JLK/Industrial Supply segment. As a result, the company recorded a restructuring and asset impairment charge of $1.6 million associated with the closure of five underperforming satellite locations and severance for certain individuals. This includes a $0.2 million noncash writedown of the book value of certain property, plant and equipment, net of salvage value, that management determined would no longer be utilized in ongoing operations. The costs accrued for these plans were based on management estimates using the latest information available at the time that the accrual was established. The costs charged against the accrual in the September 2000 quarter were not significant. The company continues to review its business strategies and pursue other cost-reduction activities, some of which could result in future charges.

     In 2000, the company announced plans to close, consolidate or downsize several plants, warehouses and offices, and associated work force reductions as part of its overall plan to increase asset utilization and financial performance, and to reposition the company to become the premier tooling solutions supplier. The costs charged against the restructuring accrual for the 2000 programs as of September 30, 2000 were as follows
     (in thousands):

                                            June 30,           Cash                        September 30,
                                              2000         Expenditures     Adjustments         2000
                                              ----         ------------     -----------         ----
         Employee severance                $     2,533     $     (858)       $      (52)    $     1,623
         Facility rationalizations               3,518           (210)                --          3,308
                                           -----------     ----------        ----------     -----------
            Total                          $     6,051     $   (1,068)       $      (52)    $     4,931
                                           ===========     ==========        ==========     ===========


     In the September 2000 quarter, the company incurred period costs of $0.1 million related to these initiatives which were included in cost of goods sold as incurred. The adjustment to the accrual for employee severance is due to a reduction in actual amounts paid to certain individuals compared to what was initially anticipated. This adjustment was recorded as a component of restructuring and asset impairment charge.

     In 1999, management implemented restructuring plans including several programs to reduce costs, improve operations and enhance customer satisfaction. Accruals for these 1999 programs were $1.4 million at September 30, 2000. Costs charged against the accrual for the voluntary early retirement plan in the September 2000 quarter were $0.1 million. There were no costs charged against the accrual for the plant closure.

9. In September 2000, management reorganized the financial reporting of its operations to focus on global business units consisting of Metalworking Services & Solutions Group (MSSG), Advanced Materials Solutions Group
     (AMSG) and JLK/Industrial Supply, and corporate functional shared services. The results for all periods presented have been restated to conform to the new reporting structure. The company's external sales, intersegment sales and operating income by segment for the three months ended September 30, 2000 and 1999 are as follows (in thousands):

                                                                                  Three Months Ended
                                                                                    September 30,
                                                                           ---------------------------------
                                                                               2000                 1999
                                                                               ----                 ----
         External sales:
              MSSG                                                         $   246,816           $   242,164
              AMSG                                                              86,779                84,800
              JLK/Industrial Supply                                            117,110               115,979
                                                                           -----------           -----------
         Total external sales                                              $   450,705           $   442,943
                                                                           ===========           ===========
         Intersegment sales:
              MSSG                                                         $    23,966           $    41,903
              AMSG                                                               7,174                 6,604
              JLK/Industrial Supply                                              3,341                 2,336
                                                                           -----------           -----------
         Total intersegment sales                                          $    34,481           $    50,843
                                                                           ===========           ===========

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

                                                                                 Three Months Ended
                                                                                     September 30,
                                                                           ----------------------------------
                                                                               2000                 1999
                                                                               ----                 ----
         Total sales:
              MSSG                                                         $   270,782           $   284,067
              AMSG                                                              93,953                91,404
              JLK/Industrial Supply                                            120,451               118,315
                                                                           -----------           -----------
         Total sales                                                       $   485,186           $   493,786
                                                                           ===========           ===========
         Operating income:
              MSSG                                                         $    27,922           $    29,257
              AMSG                                                              11,187                10,623
              JLK/Industrial Supply                                                552                 6,979
              Corporate and eliminations                                        (7,290)              (13,020)
                                                                           -----------           -----------
         Total operating income                                            $    32,371           $    33,839
                                                                           ===========           ===========

     JLK/Industrial Supply operating income for the three months ended September 30, 2000 was reduced by $1.6 million related to restructuring and asset impairment charges, and $1.7 million of costs primarily related to the tender offer to acquire the outstanding shares of JLK. MSSG operating income for the three months ended September 30, 1999 includes a gain of $4.7 million on the sale of inventory to the JLK/Industrial Supply segment. The elimination of this gain from consolidated results is included in Corporate and eliminations.

     The company's assets by business area at September 30, 2000 and June 30, 2000 are as follows (in thousands):


                                                          September 30, 2000              June 30, 2000
                                                          ------------------             ---------------
         Assets:
           MSSG                                             $       957,610              $       978,188
           AMSG                                                     465,635                      475,741
           JLK/Industrial Supply                                    283,632                      287,682
           Corporate                                                194,002                      199,510
                                                            ---------------              ---------------
         Total assets                                       $     1,900,879              $     1,941,121
                                                            ===============              ===============

10. In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" was issued. SFAS No. 140 revises criteria for accounting for asset securitizations, other financial-asset transfers, and collateral and introduces new disclosures, but otherwise carries forward most of SFAS No. 125's provisions without amendment. SFAS No. 140 has an immediate impact through new disclosure requirements and amendments of the collateral provisions of SFAS No. 125. These changes must be applied for fiscal years ending after December 15, 2000. The company is currently evaluating the effects of SFAS No. 140 and is preparing a plan for implementation.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS
OVERVIEW

Sales for the September 2000 quarter were $450.7 million, an increase of two percent from $442.9 million in the year-ago quarter. Sales increased six percent excluding unfavorable foreign currency effects of two percent and fewer workdays in the September 2000 quarter. Sales performance generally was favorable across the company's businesses, with particular strength from international markets. Soft end markets in the North American construction business negatively affected this growth by one percent.

Net income for the quarter ended September 30, 2000 was $9.3 million, or $0.30 per share, compared to net income of $9.9 million, or $0.33 per share, in the same quarter last year. Excluding special charges in the September 2000 quarter, net income was $11.5 million, or $0.38 per share. The earnings improvement is attributable to higher sales levels and margins, lower interest costs and a decline in the company's effective tax rate, partially offset by higher operating expense. Special charges in the September 2000 quarter of $3.2 million or $0.06 per share, related to the JLK business improvement plan and costs associated with the tender offer to acquire the outstanding shares of JLK, coupled with a charge of $0.6 million, net of tax, or $0.02 per share, related to the adoption of Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities."

BUSINESS SEGMENT REVIEW

In September 2000, management reorganized the financial reporting of its operations to focus on global business units consisting of Metalworking Services & Solutions Group (MSSG), Advanced Materials Solutions Group (AMSG) and JLK/Industrial Supply, and corporate functional shared services. The results for all periods presented have been restated to conform to the new reporting structure.

METALWORKING SERVICES & SOLUTIONS GROUP

                                                                    Three Months Ended
                                                                       September 30,
                                                            --------------------------------
                                                                   2000               1999
                                                                   ----               ----
         External sales                                     $    246,816        $    242,164
         Intersegment sales                                       23,966              41,903
         Operating income                                         27,922              29,257

MSSG sales increased five percent compared to the September 1999 quarter, excluding unfavorable foreign exchange effects of three percent due to the stronger U.S. dollar. Most major markets experienced year-over-year growth, with particular strength in North America and Europe. In North America, sales were up four percent, while Europe was up eight percent, in local currency, due primarily to strength in the machine tool builders and energy markets. The automotive end market began to slow both in North America and Europe, with particular weakness in the heavy-duty truck market. Sales in Asia continued to grow, up seven percent compared to a year ago.

Operating income was $27.9 million compared to $29.3 million last year. The September 1999 results include a gain of $4.7 million on the sale of $12.7 million of inventory to the JLK/Industrial Supply segment. This purchase by JLK was necessary in order for JLK to have access to Kennametal's branded inventory subsequent to the new business system implementation. Excluding this gain and incremental period costs of $1.3 million, operating income increased eight percent or $2.1 million, as a result of lean techniques that improved manufacturing performance. The company incurred period costs of $0.1 million related to the Kingswinford plant downsizing in the September 2000 quarter, compared to $1.4 million related to the Solon plant closing in the September 1999 quarter, both of which were included in cost of goods sold as incurred. Operating expense was flat compared to the September 1999 quarter.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

ADVANCED MATERIALS SOLUTIONS GROUP

                                                                    Three Months Ended
                                                                       September 30,
                                                            --------------------------------
                                                                 2000                  1999
                                                                 ----                  ----
         External sales                                     $     86,779        $     84,800
         Intersegment sales                                        7,174               6,604
         Operating income                                         11,187              10,623

AMSG sales increased five percent, from the September 1999 quarter, excluding unfavorable foreign exchange effects of three percent. Continued strength in electronics, driven by strong demand for computer circuit boards and cellular phones, and higher demand for products used for oil and gas exploration, contributed 10 percent to the growth in sales, on a local currency basis. This was partially offset by soft demand for construction tools in North America as highway funds are being spent on infrastructure programs and new roads.

Operating income increased $0.6 million from a year ago due to higher sales levels, partially offset by weakness in the high-margin construction tool business. Operating expense was flat compared to last year.

JLK/INDUSTRIAL SUPPLY

                                                                    Three Months Ended
                                                                       September 30,
                                                            ----------------------------------
                                                                2000                 1999
                                                                ----                 ----
         External sales                                     $    117,110        $    115,979
         Intersegment sales                                        3,341               2,336
         Operating income                                            552               6,979

JLK sales increased one percent compared to last year as higher sales through Full Service Supply (FSS) programs contributed three percent to sales growth, partially offset by a decline in sales through acquired distributors of two percent. The increase in FSS sales is due to the continued penetration in existing accounts coupled with curtailed growth in the September 1999 quarter as a result of the implementation of its new business system. Sales at the acquired distributors declined due to reduced demand in the end markets served. The company provided FSS programs to 182 customers covering 260 different facilities at September 30, 2000, compared to 163 customers covering 262 different facilities at September 30, 1999.

Operating income was $0.6 million and included a restructuring and asset impairment charge of $1.6 million and special charges of $1.7 million primarily related to the tender offer to acquire the outstanding shares of JLK. Excluding these charges, operating income was $3.9 million and was primarily affected by lower margins in all businesses due to a shift in end markets served, coupled with higher operating expense due to higher shipping costs incurred to provide enhanced customer service. As part of a business improvement plan, JLK recorded a restructuring and asset impairment charge associated with the closure of five underperforming satellite locations and severance for certain individuals.

GROSS PROFIT MARGIN

The consolidated gross profit margin for the September 2000 quarter was 37.4 percent, a 50 basis point improvement compared with 36.9 percent in the prior year. This increase is the result of implementing lean manufacturing techniques that has resulted in ongoing reductions in manufacturing variances and a $1.3 million reduction in period costs incurred associated with restructuring programs.

OPERATING EXPENSE

Consolidated operating expense for the September 2000 quarter was $128.4 million, including $1.7 million of costs primarily related to the tender offer to acquire the outstanding shares of JLK. Excluding these costs, operating expense increased three percent due to investments in strategic initiatives, including increased research

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

and development, productivity programs and the company's e-commerce initiative. Excluding these costs, operating expense increased one percent.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

In the September 2000 quarter, the company's management began to implement a business improvement plan in the JLK/Industrial Supply segment. As a result, the company recorded a restructuring and asset impairment charge of $1.6 million associated with the closure of five underperforming satellite locations and severance for certain individuals. This includes a $0.2 million non-cash writedown of the book value of certain property, plant and equipment, net of salvage value, that management determined would no longer by utilized in ongoing operations. The costs accrued for these plans were based on management estimates using the latest information available at the time that the accrual was established. The costs charged against the accrual in the September 2000 quarter were not significant. Annualized benefits of $0.9 million are expected to be realized beginning in the March 2001 quarter. The company continues to review its business strategies and pursue other cost-reduction activities, some of which could result in future charges.

In 2000, the company announced plans to close, consolidate or downsize several plants, warehouses and offices, and associated work force reductions as part of its overall plan to increase asset utilization and financial performance, and to reposition the company to become the premier tooling solutions supplier. The costs charged against the restructuring accrual for the 2000 programs as of September 30, 2000 were as follows (in thousands):

                                          June 30,          Cash                         September 30,
                                           2000         Expenditures      Adjustments        2000
                                           ----         ------------      -----------        ----
    Employee severance                $       2,533     $      (858)      $      (52)     $    1,623
    Facility rationalizations                 3,518            (210)              --           3,308
                                      -------------     -----------       ----------      ----------
       Total                          $       6,051     $    (1,068)      $      (52)     $    4,931
                                      =============     ===========       ==========      ==========

In the September 2000 quarter, the company incurred period costs of $0.1 million related to these initiatives which were included in cost of goods sold as incurred. The adjustment to the accrual for employee severance is due to a reduction in actual amounts paid to certain individuals compared to what was initially anticipated. This adjustment was recorded as a component of restructuring and asset impairment charge.

In 1999, management implemented restructuring plans including several programs to reduce costs, improve operations and enhance customer satisfaction. Accruals for these 1999 programs were $1.4 million at September 30, 2000. Costs charged against the accrual for the voluntary early retirement plan in the September 2000 quarter were $0.1 million. There were no costs charged against the accrual for the plant closure.

INTEREST EXPENSE

Interest expense for the September 2000 quarter declined to $13.2 million due to reduced debt levels, partially offset by higher borrowing rates. Average U.S. borrowing rates of 7.4 percent were up 100 basis points from a year ago due to Federal Reserve rate increases.

OTHER EXPENSE (INCOME), NET

Other expense for the September 2000 quarter included fees of $1.6 million incurred in connection with the accounts receivable securitization program. Other income for the September 1999 quarter included a net one-time gain of $1.4 million from the sale of miscellaneous underutilized assets. This was partially offset by $1.1 million in fees incurred in connection with the accounts receivable securitization program.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

INCOME TAXES

The effective tax rate for the September 2000 quarter was 40.5 percent compared to an effective tax rate of 44.5 percent in the prior year. The decline in the effective tax rate is attributable to successful tax planning initiatives in Europe, which more than offset the repeal of the Foreign Sales Corporation tax laws in the United States.

CHANGE IN ACCOUNTING PRINCIPLE

On July 1, 2000, SFAS No. 133 was adopted, resulting in the recording of a loss from the cumulative effect from the change in accounting principle of $0.6 million, net of tax, or $0.02 per share. The loss primarily relates to the write-down of previously paid option premiums.

LIQUIDITY AND CAPITAL RESOURCES

The company's cash flow from operations is the primary source of financing for capital expenditures and internal growth. During the quarter ended September 30, 2000, the company generated $48.3 million in cash flow from operations, a decline of $13.5 million compared to a year ago. The decline resulted primarily from lower working capital improvements of $15.8 million, partially offset by increased proceeds from the securitization of accounts receivable of $1.5 million and a $1.4 million increase in non-cash items.

Net cash used for investing activities was $13.5 million, an increase of $7.6 million compared to the prior year. The increase is due to a $5.0 million reduction in proceeds from the disposal of underutilized assets, that occurred in the September 1999 quarter, coupled with the purchase of minority interests in two consolidated subsidiaries for $1.9 million in the September 2000 quarter.

Net cash used for financing activities was $25.1 million, a decline of $27.5 million compared to the prior year. This decline is due to lower debt reductions of $23.3 million due to lower cash flow from operations coupled with higher proceeds of $4.4 million from company contributions of capital stock to U.S. defined contribution pension plans.

The company generated free operating cash flow (FOCF) of $42.9 million and $50.4 million for the quarters ended September 30, 2000 and 1999, respectively. The decline in FOCF is due to lower working capital improvements in the September 2000 quarter.

In October 2000, the company continued its program to repurchase, from time to time, up to a total of 1.6 million shares of its outstanding capital stock for investment or other general corporate purposes. This repurchase program was announced on January 31, 1997. During October 2000, the company purchased 600,000 shares of its capital stock at a total cost of $16.5 million, bringing the total purchased under the authority of this program to approximately 1.4 million shares. The repurchases were financed principally by cash from operations and short-term borrowings. Additionally, the Board of Directors authorized the company to repurchase, from time to time, up to a total of 2.0 million additional shares of its outstanding capital stock. No repurchases have been made under this new program. Repurchases may be made from time to time in the open market, in negotiated or other permissible transactions.

FINANCIAL CONDITION

Total assets were $1,900.9 million at September 30, 2000, a two percent decline from June 30, 2000. Net working capital was $391.3 million, down two percent from $397.4 million at June 30, 2000. The ratio of current assets to current liabilities at September 30, 2000 was 2.2 compared to 2.1 at June 30, 2000. Primary working capital as a percentage of sales (PWC%) at September 30, 2000 was 28.5 percent, compared to 29.4 percent at June 30, 2000 and 32.0 percent at September 30, 1999. The improvements in net working capital, the current ratio and PWC% are primarily due to company sponsored programs to reduce primary working capital. The total

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

debt-to-total capital ratio declined to 44.7 percent at September 30, 2000 from
45.6 percent at June 30, 2000 and 50.2 percent at September 30, 1999 due to the FOCF generated by the company.

ACQUISITION OF JLK MINORITY INTEREST

On July 2000, the company proposed to the Board of Directors of JLK Direct Distribution Inc., an 83-percent owned subsidiary to acquire the outstanding shares of JLK it does not already own. On September 11, 2000, the company and JLK announced that they entered into a definitive merger agreement for the company to acquire these minority shares. Pursuant to the agreement, JLK agreed to commence a cash tender offer for all of its shares of Common A Common Stock at a price of $8.75 per share. The tender offer commenced on October 3, 2000 and will expire on November 15, 2000. Following JLK's purchase of shares in the tender offer, the company will acquire the remainder of the minority shares at the same price in a merger. The aggregate value to acquire the minority interest of approximately 4.3 million shares would be approximately $37 million. The transaction has been unanimously approved by the JLK Board of Directors, including its special committee comprised of independent directors of the JLK Board. The transaction is not conditioned on financing, but is subject to conditions set forth in the merger agreement.

In July 2000, the company, JLK and the JLK directors (including one former director) were named as defendants in several putative class action lawsuits. The lawsuits seek an injunction, rescission, damages, costs and attorney fees in connection with the company's proposal to acquire the outstanding stock of JLK not owned by the company.

On November 3, 2000, the parties to the lawsuits entered into a Memorandum of Understanding (MOU) with respect to a proposed settlement of the lawsuits. The proposed settlement would provide for complete releases of the defendants as well as among other persons their affiliates and representatives, and would extinguish and enjoin all claims that have been, could have been or could be asserted by or on behalf of any member of the class against the defendants which in any manner relate to the allegations, facts, or other matters raised in the lawsuits or which otherwise relate in any manner to the agreement, the offer and the merger. The MOU also provides, among other matters, for the payment by JLK of up to approximately $0.3 million in attorneys' fees and expenses to plaintiffs' counsel. No payment is to be made for liability or damages. The final settlement of the lawsuits, including the amount of attorneys' fees and expenses to be paid, is subject to the execution of a definitive stipulation of settlement, to consummation of the merger, and to court approval.

STRATEGIC ALTERNATIVES

The company is considering strategic alternatives for two subsidiaries. Strong Tool Company and Abrasive & Tools Specialties Company, including the possible divestiture of these businesses or a portion thereof. In 2000, these businesses represented approximately $90 million in sales. The company is currently not a party to any written or oral agreement regarding the divestiture of these businesses.

NEW ACCOUNTING STANDARD

In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125" was issued. SFAS No. 140 revises criteria for accounting for asset securitizations, other financial-asset transfers, and collateral and introduces new disclosures, but otherwise carries forward most of SFAS No. 125's provisions without amendment. SFAS No. 140 has an immediate impact through new disclosure requirements and amendments of the collateral provisions of SFAS No. 125. These changes must be applied for fiscal years ending after December 15, 2000. The company is currently evaluating the effects of SFAS No. 140 and is preparing a plan for implementation.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" as defined by Section 21E of the Securities Exchange Act of 1934. Actual results may differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, the extent that the economic conditions in the United States and Europe, and to a lesser extent, Asia Pacific are not sustained, risks associated with integrating businesses, demands on management resources, risks associated with international markets such as currency exchange rates, competition, and risks associated with the implementation of restructuring actions and environmental remediation activities. The company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances occurring after the date hereof.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------------------

There were no material changes in the company's exposure to market risk from June 30, 2000.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------------------

At the Annual Meeting of Shareowners on October 24, 2000, the shareowners of the company voted on the election of four directors, the approval of the Kennametal Inc. 2000 Employee Stock Purchase Plan and the election of independent public accountants. The following is the number of shares voted in favor of and against each matter and the number of shares having authority to vote on each matter but withheld.

     1. With respect to the votes cast for the election of three directors whose terms expire in 2003:

                                                   For                 Withheld              Broker Non-Vote
                                                ------------------------------------------------------------
         Richard C. Alberding                   22,940,427              3,388,891                   --
         William R. Newlin                      22,790,941              3,538,377                   --
         Timothy S. Lucas                       22,960,528              3,368,790                   --


         With respect to the votes cast for the election of one director whose term expires in 2002:

                                                   For                    Withheld
                                                ----------------------------------
         Kathleen J. Hempel                     25,966,644                362,674

         The following other directors' terms of office continued after the meeting:
         Peter B. Bartlett, A. Peter Held, Aloysius T. McLaughlin, Jr., Markos I. Tambakeras and Larry Yost.

     2. With respect to the votes cast for the approval of the Kennametal Inc. 2000 Employee Stock Purchase Plan:

                                                    For                 Against              Abstained
                                                ------------------------------------------------------
         Kennametal Inc. 2000 Employee
         Stock Purchase Plan                    21,080,090             5,155,098              94,130

3. With respect to the election of the firm of Arthur Andersen LLP, independent public accountants, to audit the financial statements of the company and its subsidiary companies for the fiscal year ending June 30, 2001:

                                                    For                 Against              Abstained
                                                ------------------------------------------------------
         Arthur Andersen LLP                    26,200,817              71,029                57,472


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------

     (a)   Exhibits

           (4) Instruments Defining the Rights of Security Holders, Including Indentures

                  4.1  Rights Agreement, effective as of November 2,
                       2000, is incorporated herein by reference to
                       Exhibit 1 of the company's October 10, 2000 Form 8-A.

           (27)   Financial Data Schedules

                  27.1 For the three months ended September 30, 2000, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

                  27.2 For the year ended June 30, 2000, as restated, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

                  27.3 For the nine months ended March 31, 2000, as restated, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

                  27.4 For the six months ended December 31, 1999, as restated, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

                  27.5 For the three months ended September 30, 1999, as restated, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

                  27.6 For the year ended June 30, 1999, as restated, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

                  27.7 For the nine months ended March 31, 1999, as restated, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

                  27.8 For the six months ended December 31, 1998, as restated, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

                  27.9 For the three months ended September 30, 1998, as restated, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

                 27.10 For the year ended June 30, 1998, as restated, submitted to the Securities and Exchange Commission in electronic format. Filed herewith.

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


                                        KENNAMETAL INC.



Date:    November 14, 2000              By:  /s/ FRANK P. SIMPKINS
                                             -----------------------------
                                             Frank P. Simpkins
                                             Corporate Controller and
                                             Chief Accounting Officer