Form 10-Q
period 2000-12-31
KENNAMETAL INC
filed 2001-02-14
CIK 55242

================================================================================


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Title Of Each Class                 Outstanding at February 1, 2001
----------------------------------------       -------------------------------
Capital Stock, par value $1.25 per share                  30,451,022


================================================================================

                                 KENNAMETAL INC.
                                    FORM 10-Q
                       FOR QUARTER ENDED DECEMBER 31, 2000



                                TABLE OF CONTENTS

Item No.                                                                                               Page
--------                                                                                               ----
                                         PART I. FINANCIAL INFORMATION

1.   Financial Statements:

     Condensed Consolidated Statements of Income (Unaudited)
     Three and six months ended December 31, 2000 and 1999..........................................      1

     Condensed Consolidated Balance Sheets (Unaudited)
     December 31, 2000 and June 30, 2000............................................................      2

     Condensed Consolidated Statements of Cash Flows (Unaudited)
     Six months ended December 31, 2000 and 1999....................................................      3

     Notes to Condensed Consolidated Financial Statements (Unaudited)...............................      4

2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..........     10

3.   Quantitative and Qualitative Disclosures about Market Risk.....................................     17


                                         PART II. OTHER INFORMATION


4.   Submission of Matters to a Vote of Security Holders............................................     18

6.   Exhibits and Reports on Form 8-K...............................................................     18

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------------------------------
(in thousands, except per share data)

                                                                        Three Months Ended                 Six Months Ended
                                                                           December 31,                       December 31,
                                                                   -----------------------------     ------------------------------
                                                                     2000              1999               2000              1999
                                                                     ----              ----               ----              ----
OPERATIONS
Net sales                                                          $440,521          $453,928           $891,226          $896,871
Cost of goods sold                                                  273,583           285,061            555,635           564,675
                                                                   --------          --------           --------          --------
Gross profit                                                        166,938           168,867            335,591           332,196
Operating expense                                                   121,823           126,702            250,247           249,189
Restructuring and asset impairment charge                               812             3,981              2,347             3,981
Amortization of intangibles                                           6,147             6,597             12,470            13,600
                                                                   --------          --------           --------          --------
Operating income                                                     38,156            31,587             70,527            65,426
Interest expense                                                     13,400            13,753             26,595            28,280
Other expense, net                                                    1,200               510              2,657               252
                                                                   --------          --------           --------          --------
Income before provision for income taxes
  and minority interest                                              23,556            17,324             41,275            36,894
Provision for income taxes                                            9,128             7,709             16,304            16,418
Minority interest                                                       904             1,104              1,506             2,052
                                                                   --------          --------           --------          --------
Income before extraordinary loss and cumulative
  effect of change in accounting principle                           13,524             8,511             23,465            18,424
Extraordinary loss on early extinguishment of
  debt, net of tax of $178                                               --              (267)                --              (267)
Cumulative effect of change in accounting
  principle, net of tax of $399                                          --                --               (599)               --
                                                                   --------          --------           --------          --------
Net income                                                         $ 13,524          $  8,244           $ 22,866          $ 18,157
                                                                   ========          ========           ========          ========

PER SHARE DATA
Basic earnings per share before extraordinary loss and
  cumulative effect of change in accounting principle              $   0.44         $    0.28           $   0.77          $   0.61
Extraordinary loss per share                                             --             (0.01)                --             (0.01)
Cumulative effect of change in accounting
  principle per share                                                    --                --              (0.02)               --
                                                                   --------          --------           --------          --------
Basic earnings per share                                           $   0.44          $   0.27           $   0.75          $   0.60
                                                                   ========          ========           ========          ========

Diluted earnings per share before extraordinary loss and
  cumulative effect of change in accounting principle              $   0.44          $   0.28           $   0.77          $   0.61
Extraordinary loss per share                                             --             (0.01)                --             (0.01)
Cumulative effect of change in accounting
  principle per share                                                    --                --              (0.02)               --
                                                                   --------          --------           --------          --------
Diluted earnings per share                                         $   0.44          $   0.27           $   0.75          $   0.60
                                                                   ========          ========           ========          ========

Dividends per share                                                $   0.17          $   0.17           $   0.34          $   0.34
                                                                   ========          ========           ========          ========

Basic weighted average shares outstanding                            30,384            30,184             30,543            30,146
                                                                   ========          ========           ========          ========

Diluted weighted average shares outstanding                          30,548            30,330             30,639            30,255
                                                                   ========          ========           ========          ========



See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
------------------------------------------------------------------------------
(in thousands)

                                                                                December 31,          June 30,
                                                                                    2000                2000
                                                                                    ----                ----
ASSETS
Current assets:
   Cash and equivalents                                                         $   18,293          $   22,323
   Marketable equity securities available-for-sale                                  16,006              27,614
   Accounts receivable, less allowance for
     doubtful accounts of $8,688 and $12,214                                       203,344             231,917
   Inventories                                                                     389,460             410,885
   Deferred income taxes                                                            52,552              42,911
   Other current assets                                                             18,368              13,065
                                                                                ----------          ----------
Total current assets                                                               698,023             748,715
                                                                                ----------          ----------

Property, plant and equipment:
   Land and buildings                                                              235,926             230,448
   Machinery and equipment                                                         746,032             720,556
   Less accumulated depreciation                                                  (499,465)           (452,220)
                                                                                -----------         ----------
Net property, plant and equipment                                                  482,493             498,784
                                                                                ----------          ----------

Other assets:
   Investments in affiliated companies                                               3,621               2,571
   Intangible assets, less accumulated amortization
     of $101,363 and $88,458                                                       644,929             661,172
   Other                                                                            32,486              29,879
                                                                                ----------          ----------
Total other assets                                                                 681,036             693,622
                                                                                ----------          ----------
Total assets                                                                    $1,861,552          $1,941,121
                                                                                ==========          ==========

LIABILITIES
Current liabilities:
   Current maturities of long-term debt and capital leases                      $    3,385          $    3,855
   Notes payable to banks                                                            6,825              57,701
   Accounts payable                                                                102,217             118,908
   Accrued vacation pay                                                             29,094              28,217
   Accrued income taxes                                                             26,968              30,226
   Accrued payroll                                                                  20,943              20,605
   Other current liabilities                                                        94,031              91,800
                                                                                ----------          ----------
Total current liabilities                                                          283,463             351,312
                                                                                ----------          ----------
Long-term debt and capital leases, less current maturities                         677,277             637,686
Deferred income taxes                                                               31,261              31,727
Other liabilities                                                                   85,773              85,036
                                                                                ----------          ----------
Total liabilities                                                                1,077,774           1,105,761
                                                                                ----------          ----------
Minority interest in consolidated subsidiaries                                      10,514              55,106
                                                                                ----------          ----------

SHAREOWNERS' EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued                     --                  --
Capital stock, $1.25 par value; 70,000 shares authorized;
   33,419 and 33,200 shares issued                                                  41,773              41,500
Additional paid-in capital                                                         343,796             335,314
Retained earnings                                                                  521,228             508,733
Treasury shares, at cost; 3,032 and 2,677 shares held                              (68,852)            (55,236)
Unearned compensation                                                               (3,375)             (2,814)
Accumulated other comprehensive loss                                               (61,306)            (47,243)
                                                                                -----------         ----------
Total shareowners' equity                                                          773,264             780,254
                                                                                ----------          ----------
Total liabilities and shareowners' equity                                       $1,861,552          $1,941,121
                                                                                ==========          ==========


See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------
(in thousands)

                                                                                      Six Months Ended
                                                                                        December 31,
                                                                              -------------------------------
                                                                                2000                   1999
                                                                                ----                   ----
OPERATING ACTIVITIES
Net income                                                                     $ 22,866             $  18,157
Adjustments for noncash items:
   Depreciation                                                                  36,595                37,685
   Amortization                                                                  12,470                13,600
   Restructuring and asset impairment charge                                        524                 2,673
   Cumulative effect of change in accounting principle, net of tax                  599                    --
   Loss on early extinguishment of debt, net of tax                                  --                   267
   Other                                                                            869                 3,541
Changes in certain assets and liabilities:
   Accounts receivable                                                           27,296                 3,586
   Proceeds from accounts receivable securitization                                 600                    --
   Inventories                                                                   17,695                13,894
   Accounts payable and accrued liabilities                                     (22,453)               20,335
   Other                                                                         (9,885)                 (288)
                                                                               --------             ---------
Net cash flow from operating activities                                          87,176               113,450
                                                                               --------             ---------

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                      (22,980)              (21,676)
Disposals of property, plant and equipment                                          844                 5,964
Purchase of subsidiary stock                                                    (42,628)                   --
Other                                                                              (196)                  405
                                                                               --------             ---------
Net cash flow used for investing activities                                     (64,960)              (15,307)
                                                                               --------             ---------

FINANCING ACTIVITIES
Net decrease in notes payable                                                      (693)               (9,965)
Net increase (decrease) in revolver and other lines of credit                    (9,100)               39,100
Term debt borrowings                                                                675                   336
Term debt repayments                                                               (944)             (121,629)
Dividend reinvestment and employee benefit and stock plans                        9,862                 4,549
Cash dividends paid to shareowners                                              (10,371)              (10,248)
Purchase of treasury stock                                                      (16,494)                   --
Other                                                                              (805)                 (409)
                                                                               --------             ---------
Net cash flow used for financing activities                                     (27,870)              (98,266)
                                                                               --------             ---------

Effect of exchange rate changes on cash and equivalents                           1,624                   (27)
                                                                               --------             ---------

CASH AND EQUIVALENTS
Net decrease in cash and equivalents                                             (4,030)                 (150)
Cash and equivalents, beginning of year                                          22,323                17,408
                                                                               --------             ---------
Cash and equivalents, end of period                                            $ 18,293             $  17,258
                                                                               ========             =========

SUPPLEMENTAL DISCLOSURES
Interest paid                                                                  $ 27,741             $  31,092
Income taxes paid                                                                18,571                 7,128


See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the company's 2000 Annual Report. The condensed consolidated balance sheet as of June 30, 2000 has been derived from the audited balance sheet included in the company's 2000 Annual Report. These interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the three and six months ended December 31, 2000 and 1999 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a "year" is to a fiscal year ended June 30. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

2. On July 20, 2000, the company proposed to the Board of Directors of JLK Direct Distribution Inc., an 83-percent owned subsidiary of the company, to acquire the outstanding shares of JLK it does not already own. On September 11, 2000, the company and JLK announced that they entered into a definitive merger agreement for the company to acquire all the outstanding minority shares. Pursuant to the agreement, JLK agreed to commence a cash tender offer for all of its shares of Class A Common Stock at a price of $8.75 per share. The tender offer commenced on October 3, 2000 and expired on November 15, 2000 resulting in JLK reacquiring the 4.3 million shares for $37.5 million. Following JLK's purchase of shares in the tender offer, the company acquired the remainder of the minority shares at the same price in a merger. The company incurred transaction costs of $2.9 million, which were included in the total cost of the transaction. JLK incurred costs of $2.0 million associated with the transaction, which were expensed as incurred. The transaction was unanimously approved by the JLK Board of Directors, including its special committee comprised of independent directors of the JLK Board.

         In July 2000, the company, JLK and the JLK directors (including one former director) were named as defendants in several putative class action lawsuits. The lawsuits seek an injunction, rescission, damages, costs and attorney fees in connection with the company's proposal to acquire the outstanding stock of JLK not owned by the company.

         On November 3, 2000, the parties to the lawsuits entered into a Memorandum of Understanding (MOU) with respect to a proposed settlement of the lawsuits. The proposed settlement would provide for complete releases of the defendants, as well as among other persons their affiliates and representatives, and would extinguish and enjoin all claims that have been, could have been or could be asserted by or on behalf of any member of the class against the defendants which in any manner relate to the allegations, facts, or other matters raised in the lawsuits or which otherwise relate in any manner to the agreement, the offer and the merger. The MOU also provides, among other matters, for the payment by JLK of up to approximately $0.3 million in attorneys' fees and expenses to plaintiffs' counsel. No payment is to be made for liability or damages. The final settlement of the lawsuits, including the amount of attorneys' fees and expenses to be paid, is subject to the execution of a definitive stipulation of settlement and to court approval.

3. Inventories are stated at lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for a significant portion of U.S. inventories and the first-in, first-out (FIFO) or average cost methods for other inventories. The company used the LIFO method of valuing its inventories for approximately 47 percent of total inventories at December 31, 2000. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on management's projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

         Inventories as of the balance sheet dates consisted of the following (in thousands):

                                                          December 31,       June 30,
                                                             2000              2000
                                                             ----              ----

         Finished goods                                    $290,585          $306,334
         Work in process and powder blends                   95,137            96,101
         Raw materials and supplies                          33,448            35,707
                                                           --------          --------
         Inventory at current cost                          419,170           438,142
         Less LIFO valuation                                (29,710)          (27,257)
                                                           --------          --------
         Total inventories                                 $389,460          $410,885
                                                           ========          ========


4. The company has been involved in various environmental cleanup and remediation activities at several of its manufacturing facilities. In addition, the company is currently named as a potentially responsible party (PRP) at several Superfund sites in the United States. In December 1999, the company recorded a remediation reserve of $3.0 million with respect to its involvement in these matters, which was recorded as a component of operating expense. This represents management's best estimate of its undiscounted future obligation based on its evaluations and discussions with outside counsel and independent consultants, and the current facts and circumstances related to these matters. The company recorded this liability because certain events occurred, including sufficient progress made by the government and the PRPs in the identification of other PRPs and review of potential remediation solutions, that clarified the level of involvement in these matters by the company and its relationship to other PRPs. This led the company to conclude that it was probable that a liability had been incurred.

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

5. For purposes of determining the number of dilutive shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due to the dilutive effect of unexercised stock options by 164,457 and 145,834 for the three months ended December 31, 2000 and 1999, respectively and 95,951 and 108,417 for the six months ended December 31, 2000 and 1999, respectively.

         Earnings per share amounts for each quarter are required to be computed independently and, therefore, may not equal the amount computed for a six-month period.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

6. Comprehensive income for the three and six months ended December 31, 2000 and 1999 is as follows (in thousands):

                                                                     Three Months Ended                 Six Months Ended
                                                                        December 31,                      December 31,
                                                                  -------------------------         -------------------------
                                                                    2000             1999             2000             1999
                                                                    ----             ----             ----             ----

         Net income                                                $13,524          $ 8,244          $22,866          $18,157
         Cumulative effect of change in accounting
             principle, net of tax                                      --               --            1,571               --
         Unrealized loss on derivatives designated and
             qualified as cash flow hedges, net of tax              (1,838)              --           (2,140)              --
         Reclassification of unrealized gains or losses
             on matured derivatives, net of tax                       (455)              --             (513)              --
         Unrealized loss on marketable equity securities
             available-for-sale, net of tax                         (4,253)          (1,328)          (5,871)          (3,326)
         Minimum pension liability adjustment, net of tax              (46)              73                1               47
         Foreign currency translation adjustments                    3,016           (6,968)          (7,111)          (2,906)
                                                                   -------          -------          -------          -------
         Comprehensive income                                      $ 9,948          $    21          $ 8,803          $11,972
                                                                   =======          =======          =======          =======


         The components of accumulated other comprehensive loss consist of the following (in thousands):

                                                                    December 31,          June 30,
                                                                       2000                 2000
                                                                       ----                 ----
         Unrealized gain on marketable equity securities
             available-for-sale, net of tax                          $  2,792             $  8,663
         Unrealized losses on derivatives designated and
             qualified as cash flow hedges, net of tax                 (1,082)                  --
         Minimum pension liability adjustment, net of tax                (849)                (850)
         Foreign currency translation adjustments                     (62,167)             (55,056)
                                                                     --------             --------
             Total accumulated other comprehensive loss              $(61,306)            $(47,243)
                                                                     ========             ========

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

         Forward contracts, purchased options and range forward contracts, designated as cash flow hedges, hedge anticipated cash flows from cross-border intercompany sales of product and services. These contracts mature at various times through October 2001. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive loss, net of tax, and are recognized as a component of other expense, net when the underlying sales of product or services are recognized into earnings. The company recognized expense of $0.1 million and $0.2 million, as a component of other expense, net, for the three and six months ended December 31, 2000, respectively, related to hedge ineffectiveness. Floating-to-fixed interest rate swap agreements, designated as cash flow hedges, hedge the company's floating rate debt and mature at various times through June 2003. The fair value of these contracts is recorded in the balance sheet, with the offset to accumulated other comprehensive loss, net of tax. Forward contracts hedging significant cross-border intercompany loans are considered other derivatives and therefore, not eligible for hedge accounting. These contracts are recorded at fair value in the balance sheet, with the offset to other expense, net. Based upon foreign exchange and interest rates at December 31, 2000, the company expects to recognize net current assets of $0.4 million into earnings in the next 12 months related to all derivative instruments.

         In December 2000, the company entered into Euro-denominated forward contracts to hedge the foreign exchange exposure in the company's net investment in Euro-based subsidiaries. The company's objective for entering into these contracts is to reduce its exposure to fluctuations in accumulated other comprehensive loss due to exchange rate fluctuations. These forward contracts had a notional amount of EUR
         212.0 million and matured in January 2001. At December 31, 2000, the company recorded the fair value of these contracts, net of tax, of $4.1 million as a reduction of the cumulative translation adjustment.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

8. In the September 2000 quarter, the company's management began to implement a business improvement plan in the JLK/Industrial Supply segment. For the three and six months ended December 31, 2000, the company recorded a restructuring and asset impairment charge of $0.2 million and $1.6 million, respectively, associated with the closure of eight underperforming satellite locations and $0.5 million and $0.7 million, respectively, for severance for certain individuals. This includes a $0.3 million noncash writedown of the book value of certain property, plant and equipment, net of salvage value, that management determined would no longer be utilized in ongoing operations. The costs accrued for these plans were based on management estimates using the latest information available at the time that the accrual was established. Through December 31, 2000, the costs charged against the accrual for satellite closures and employee severance were $0.4 million and $0.4 million, respectively. The company incurred period costs of $0.1 million related to these initiatives in the December 2000 quarter which were included in operating expense as incurred. The company continues to review its business strategies and pursue other cost-reduction activities in all business segments, some of which could result in future charges.

         In 2000, the company announced plans to close, consolidate or downsize several plants, warehouses and offices, and associated work force reductions as part of its overall plan to increase asset utilization and financial performance, and to reposition the company to become the premier tooling solutions supplier. The costs charged against the restructuring accrual for the 2000 programs as of December 31, 2000 were as follows (in thousands):

                                            June 30,            Cash                                December 31,
                                             2000           Expenditures        Adjustments             2000
                                             ----           ------------        -----------             ----
         Employee severance                 $2,533            $(1,830)             $(52)               $  651
         Facility rationalizations           3,518               (255)               --                 3,263
                                            ------            -------              ----                ------
         Total                              $6,051            $(2,085)             $(52)               $3,914
                                            ======            =======              ====                ======

         Through December 31, 2000, the company incurred period costs of $0.1 million related to these initiatives which were included in cost of goods sold as incurred. The adjustment to the accrual for employee severance is due to a reduction in actual amounts paid to certain individuals compared to what was initially anticipated. This adjustment was recorded as a component of restructuring and asset impairment charge.

         In 1999, management implemented restructuring plans including several programs to reduce costs, improve operations and enhance customer satisfaction. Accruals for these 1999 programs were $1.3 million at December 31, 2000. Costs charged against the accrual for the voluntary early retirement plan and the plant closure through December 31, 2000 were $0.2 million and $0.1 million, respectively.

9. In September 2000, management reorganized the financial reporting of its operations to focus on global business units consisting of Metalworking Services & Solutions Group (MSSG), Advanced Materials Solutions Group (AMSG) and JLK/Industrial Supply, and corporate functional shared services. The results for all periods presented have been restated to conform to the new reporting structure. The company's external sales, intersegment sales and operating income by segment for the three and six months ended December 31, 2000 and 1999 are as follows (in thousands):

                                                   Three Months Ended                       Six Months Ended
                                                      December 31,                            December 31,
                                              -----------------------------           -----------------------------
                                                2000                1999                2000                1999
                                                ----                ----                ----                ----
         External sales:
             MSSG                             $244,065            $253,450            $490,881            $495,614
             AMSG                               83,613              82,936             170,392             167,736
             JLK/Industrial Supply             112,843             117,542             229,953             233,521
                                              --------            --------            --------            --------
         Total external sales                 $440,521            $453,928            $891,226            $896,871
                                              ========            --------            ========            ========

         Intersegment sales:
             MSSG                             $ 25,274            $ 28,567            $ 49,240            $ 70,470
             AMSG                                6,498               5,624              13,672              12,228
             JLK/Industrial Supply                 948               2,187               4,289               4,523
                                              --------            --------            --------            --------
         Total intersegment sales             $ 32,720            $ 36,378            $ 67,201            $ 87,221
                                              ========            ========            ========            ========

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


                                                         Three Months Ended                           Six Months Ended
                                                             December 31,                               December 31,
                                                   -------------------------------             ------------------------------
                                                      2000                 1999                  2000                  1999
                                                      ----                 ----                  ----                  ----
         Total sales:
             MSSG                                   $269,339              $282,017              $540,121              $566,084
             AMSG                                     90,111                88,560               184,064               179,964
             JLK/Industrial Supply                   113,791               119,729               234,242               238,044
                                                    --------              --------              --------              --------
         Total sales                                $473,241              $490,306              $958,427              $984,092
                                                    ========              ========              ========              ========

         Operating income:
             MSSG                                   $ 31,014              $ 26,049              $ 58,936              $ 55,306
             AMSG                                      8,735                 7,941                19,922                18,564
             JLK/Industrial Supply                     4,352                 7,089                 4,904                14,068
             Corporate and eliminations               (5,945)               (9,492)              (13,235)              (22,512)
                                                    --------              --------              --------              --------
         Total operating income                     $ 38,156              $ 31,587              $ 70,527              $ 65,426
                                                    ========              ========              ========              ========


         JLK/Industrial Supply operating income for the three and six months ended December 31, 2000 was reduced by $0.7 million and $2.3 million, respectively, related to restructuring and asset impairment charges, and $0.3 million and $2.0 million, respectively, of costs primarily related to the tender offer to acquire the outstanding shares of JLK. MSSG operating income for the three and six months ended December 31, 1999 was reduced by $3.5 million related to asset impairment charges, and costs associated with employee severance and product and facility rationalizations. AMSG operating income for the three and six months ended December 31, 1999 was reduced by $0.4 million related to asset impairment charges and costs associated with employee severance. Corporate operating income for the three and six months ended December 31, 1999 was reduced by $3.0 million and $0.2 million related to environmental remediation costs and costs associated with employee severance, respectively. MSSG operating income for the six months ended December 31, 1999 includes a gain of $4.7 million on the sale of inventory to the JLK/Industrial Supply segment. The elimination of this gain from consolidated results is included in Corporate and eliminations.

         The company's assets by segment at December 31, 2000 and June 30, 2000 are as follows (in thousands):

                                                              December 31, 2000               June 30, 2000
                                                              -----------------               -------------
         Assets:
           MSSG                                                  $  940,125                    $  978,188
           AMSG                                                     457,796                       475,741
           JLK/Industrial Supply                                    293,265                       287,682
           Corporate                                                170,366                       199,510
                                                                 ----------                    ----------
         Total assets                                            $1,861,552                    $1,941,121
                                                                 ==========                    ==========


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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

         In September 2000, the Emerging Issues Task Force (EITF) finalized EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs", to address the diversity in the income statement classification of amounts charged to customers for shipping and handling, as well as for costs incurred related to shipping and handling. The Issue requires all amounts billed to a customer in a sale transaction related to shipping and handling be classified as revenue. The Issue further requires companies to adopt and disclose a policy on the accounting for shipping and handling costs. Such costs may not be netted against revenue, however, disclosure of the amount and classification of these costs is required. This Issue becomes effective for the June 2001 quarter and should not affect reported earnings, however, it may result in the reclassification of amounts in previously reported financial statements. The company is currently evaluating the effects of this Issue and is preparing a plan for implementation.

11. On December 20, 2000, the company entered into a EUR 212.0 million Euro-denominated revolving credit facility (Euro Credit Agreement) to hedge the foreign exchange exposure in the company's net investment in Euro-based subsidiaries, to take advantage of Euro-based borrowing rates that are currently lower than the borrowing rates available to the company under the Bank Credit Agreement and to diversify the company's interest rate exposure. Amounts borrowed under the Euro Credit Agreement are to be used to repay indebtedness under the Bank Credit Agreement, and to the extent the Bank Credit Agreement is repaid, for working capital and general corporate purposes. At December 31, 2000, the Euro Credit Agreement bears interest at EURIBOR plus 1.00%, includes a commitment fee of 0.275% of the unused balance and matures in December 2003.

         There were no amounts outstanding under the Euro Credit Agreement at December 31, 2000. On January 8, 2001, the company borrowed EUR 212.0 million under this facility to meet its obligation under the Euro-denominated forward contracts. The proceeds from the Euro-denominated forward contracts of $191.1 million were used to repay amounts borrowed under the Bank Credit Agreement. Subsequently, the availability under the Bank Credit Agreement was permanently reduced to $700.0 million.

         The company has designated the foreign exchange exposure under the Euro Credit Agreement as a hedge of the company's net investment in Euro-based subsidiaries. The company's objective for this designation is to reduce its exposure to fluctuations in accumulated other comprehensive loss due to exchange rate fluctuations. Future changes in the value of borrowings under the Euro Credit Agreement due to exchange rate fluctuations will be recorded as a component of cumulative translation adjustment, net of tax.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS

SALES

Sales for the December 2000 quarter were $440.5 million, a decline of three percent from $453.9 million in the year-ago quarter. Sales increased four percent excluding unfavorable foreign currency effects of four percent and fewer workdays in the December 2000 quarter. Sales benefited from broad-based growth in Europe despite weakening in North American end markets, particularly automotive.


Sales for the six months ended December 31, 2000 were $891.2 million compared to $896.9 million in the same period a year ago, a decline of one percent. Sales increased five percent excluding unfavorable foreign currency effects of three percent and fewer workdays in the six months ended December 31, 2000. Sales were affected by the factors mentioned above.

GROSS PROFIT MARGIN

The consolidated gross profit margin for the December 2000 quarter was 37.9 percent, a 70 basis point improvement compared with 37.2 percent in the prior year. This increase is the result of implementing lean manufacturing techniques, resulting in ongoing reductions in manufacturing variances coupled with pricing discipline.

Consolidated gross profit margin was 37.7 percent for the six months ended December 31, 2000, compared with 37.0 percent in same period a year ago. Period costs included in gross profit in 2001 and 2000 were $0.1 million related to the Kingswinford plant downsizing and $2.0 million related to the Solon, Ohio plant closure, respectively. Excluding these costs, gross profit margin was affected by the factors mentioned above.

OPERATING EXPENSE

Consolidated operating expense for the December 2000 quarter was $121.8 million, including $0.3 million of costs primarily related to the tender offer to acquire the outstanding shares of JLK, compared to $126.7 million in the same period a year ago. Operating expense for the December 1999 quarter included a $3.0 million charge for environmental remediation costs. Excluding these costs, operating expense declined two percent due to cost reduction efforts coupled with productivity programs aimed at reducing the overall cost structure. Despite the decline, the company incurred costs of approximately $4.0 million on investments for strategic initiatives, new sales and marketing programs, productivity programs and the company's e-commerce initiative.

For the six months ended December 31, 2000, operating expense was $250.2 million, including $2.0 million of costs related primarily to the JLK tender offer, compared to $249.2 million for the same period a year ago, which includes a $3.0 million charge for environmental remediation costs. Operating expense increased due to the investment in strategic initiatives, partially offset by continued cost reduction efforts.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

In the September 2000 quarter, the company's management began to implement a business improvement plan in the JLK/Industrial Supply segment. Management expects to incur total costs of $15 to $20 million associated with this plan. For the three and six months ended December 31, 2000, the company recorded a restructuring and asset impairment charge of $0.2 million and $1.6 million, respectively, associated with the closure of eight underperforming satellite locations and $0.5 million and $0.7 million, respectively, for severance for certain individuals. This includes a $0.3 million noncash writedown of the book value of certain property, plant and equipment, net of salvage value, that management determined would no longer be utilized in ongoing operations. The costs accrued for these plans were based on management estimates using the latest information available at the time that the accrual was established. Through December 31, 2000, the costs charged against the accrual for satellite closures and employee severance were $0.4 million and $0.4 million, respectively. The company incurred period costs of $0.1 million related to these initiatives in the December 2000 quarter which were included in operating expense as incurred. Annualized benefits of $1.0 million are expected to be realized beginning in the June 2001 quarter. The company continues to review its business strategies and pursue other cost-reduction activities in all business segments, some of which could result in future charges.

In 2000, the company announced plans to close, consolidate or downsize several plants, warehouses and offices, and associated work force reductions as part of its overall plan to increase asset utilization and financial performance, and to reposition the company to become the premier tooling solutions supplier. The costs charged against the restructuring accrual for the 2000 programs as of December 31, 2000 were as follows (in thousands):

                                              June 30,             Cash                                December 31,
                                                2000           Expenditures         Adjustments            2000
                                                ----           ------------         -----------            ----
         Employee severance                    $2,533            $(1,830)              $(52)              $  651
         Facility rationalizations              3,518               (255)                --                3,263
                                               ------            -------               ----               ------
            Total                              $6,051            $(2,085)              $(52)              $3,914
                                               ======            =======               ====               ======


Through December 31, 2000, the company incurred period costs of $0.1 million related to these initiatives which were included in cost of goods sold as incurred. The adjustment to the accrual for employee severance is due to a reduction in actual amounts paid to certain individuals compared to what was initially anticipated. This adjustment was recorded as a component of restructuring and asset impairment charge.

In 1999, management implemented restructuring plans including several programs to reduce costs, improve operations and enhance customer satisfaction. Accruals for these 1999 programs were $1.3 million at December 31, 2000. Costs charged against the accrual for the voluntary early retirement plan and the plant closure through December 31, 2000 were $0.2 million and $0.1 million, respectively.

INTEREST EXPENSE

Interest expense for the December 2000 quarter declined to $13.4 million due to reduced debt levels, partially offset by higher borrowing rates. Average U.S. borrowing rates of 7.48 percent were up 89 basis points from a year ago due to Federal Reserve rate increases.

Interest expense for the six months ended December 31, 2000 declined to $26.6 million due to reduced debt levels, partially offset by higher borrowing rates as the average U.S. borrowing rate was 7.46 percent in 2001, compared to 6.49 percent for 2000.

OTHER EXPENSE, NET

Other expense for the December 2000 and 1999 quarters included fees of $1.6 million and $1.3 million, respectively, incurred in connection with the accounts receivable securitization program. In 1999, this was partially offset by gains from the sale of miscellaneous underutilized assets and dividend income. For the six months ended December 31, 2000 and 1999, other expense included fees of $3.2 million and $2.5 million, respectively, related to the accounts receivable securitization program. In the six months ended December 31, 1999, this was partially offset by a net one-time gain of $1.4 million from the sale of miscellaneous underutilized assets.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

INCOME TAXES

The effective tax rate for the three and six months ended December 31, 2000 was
38.8 percent and 39.5 percent, respectively, compared to an effective tax rate of 44.5 percent for the comparable periods in the prior year. The effective rate for the December 2000 quarter reflects the latest full-year income projections and regulatory changes. The decline in the effective tax rate is attributable to successful tax planning initiatives in Europe as well as the extension of the Foreign Sales Corporation tax benefit in the United States.

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

NET INCOME

Net income for the quarter ended December 31, 2000 was $13.5 million, or $0.44 per share, compared to net income of $8.2 million, or $0.27 per share, in the same quarter last year. Excluding special charges in both quarters, net income was $14.2 million, or $0.47 per share in the December 2000 quarter, compared to $12.4 million, or $0.41 per share, in the same quarter last year. The earnings improvement is attributable to higher gross margins reflecting improved efficiency from lean manufacturing techniques and price discipline, and a reduction in the company's effective tax rate. Special charges in the December 2000 quarter of $1.1 million, or $0.03 per share, related to the JLK business improvement plan and costs associated with the tender offer to acquire the outstanding shares of JLK. Special charges in the December 1999 quarter were $7.5 million, or $0.14 per share, related to business improvement programs in the core businesses, a charge for environmental remediation and an extraordinary loss on early extinguishment of debt.

Net income for the six months ended December 31, 2000 was $22.9 million, or $0.75 per share, compared to $18.2 million, or $0.60 per share, in the same period last year and was affected by the same factors mentioned above.

METALWORKING SERVICES & SOLUTIONS GROUP

                                    Three Months Ended                       Six Months Ended
                                       December 31,                            December 31,
                              ----------------------------            ----------------------------
                                2000                1999                2000                 1999
                                ----                ----                ----                 ----
External sales                $244,065            $253,450            $490,881            $495,614
Intersegment sales              25,274              28,567              49,240              70,470
Operating income                31,014              26,049              58,936              55,306


MSSG sales increased two percent compared to the December 1999 quarter, excluding unfavorable foreign exchange effects of six percent due to the stronger U.S. dollar. Most major markets experienced year-over-year growth, with particular strength in Europe. In North America, sales were down three percent as gains in the machine tool builder and light engineering markets were more than offset by a decline in demand in the automotive market, driven by increased December shutdowns at customer plants. In Europe, sales increased nine percent, in local currency, due to broad-based growth reflecting strength in the machine tool and engineering markets. Demand in the European automotive end market remained strong, though at a diminished rate compared to the prior quarter. Sales in Asia continued to grow, up three percent compared to a year ago.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

Operating income was $31.0 million compared to $26.0 million last year. The December 1999 quarter results were reduced by $3.5 million related to asset impairment charges, and costs associated with employee severance and product and facility rationalizations. Additionally, the company incurred period costs of $0.6 million in the December 1999 quarter related to the Solon plant closing, which were included in cost of goods sold as incurred. Excluding these charges, operating income increased $0.9 million due primarily to improved manufacturing performance from operational improvement programs and lean manufacturing techniques.

For the six months ended December 31, 2000, sales increased three percent compared to the prior year, excluding unfavorable foreign exchange effects of four percent, due to the same factors mentioned above. Operating income increased to $58.9 million and was affected by the same factors as mentioned above. Additionally, the results for the six months ended December 31, 1999 include a gain of $4.7 million on the sale of $12.7 million of inventory to the JLK/Industrial Supply segment. This purchase by JLK was necessary in order for JLK to have access to Kennametal's branded inventory subsequent to the new business system implementation. The company incurred period costs of $0.1 million related to the Kingswinford plant downsizing in the six months ended December 31, 2000, compared to $2.0 million related to the Solon plant closing in the six months ended September 30, 1999, both of which were included in cost of goods sold as incurred.

ADVANCED MATERIALS SOLUTIONS GROUP

                                            Three Months Ended                       Six Months Ended
                                               December 31,                            December 31,
                                        ---------------------------            ----------------------------
                                         2000                1999                2000                1999
                                         ----                ----                ----                ----
         External sales                 $83,613             $82,936            $170,392            $167,736
         Intersegment sales               6,498               5,624              13,672              12,228
         Operating income                 8,735               7,941              19,922              18,564


AMSG sales increased five percent, from the December 1999 quarter, excluding unfavorable foreign exchange effects of four percent. Continued strength in electronics, driven by strong demand for computer circuit boards and cellular phones, and higher demand for products used for oil and gas exploration, contributed to the growth in sales. This was partially offset by soft demand for construction tools in North America as highway funds are being spent on infrastructure programs and new roads.

Operating income increased to $8.7 million compared to $7.9 million a year ago due to margin improvement in the energy and engineered products businesses from higher sales levels, partially offset by weakness in the high-margin construction tool business and operating inefficiencies in the electronics business due to accelerated growth. AMSG operating income for the three months ended December 31, 1999 was reduced by $0.4 million related to asset impairment charges and costs associated with employee severance.

For the six months ended December 31, 2000, AMSG sales increased five percent excluding unfavorable foreign currency effects of three percent due to the factors mentioned above. Operating income increased to $19.9 million due to the factors mentioned above. Additionally, operating income for the six months ended December 31, 1999 was reduced by the restructuring and asset impairment charges of $0.4 million as mentioned above.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

JLK/INDUSTRIAL SUPPLY

                                              Three Months Ended                     Six Months Ended
                                                December 31,                           December 31,
                                       ----------------------------            ----------------------------
                                         2000                1999                2000                1999
                                         ----                ----                ----                ----
         External sales                $112,843            $117,542            $229,953            $233,521
         Intersegment sales                 948               2,187               4,289               4,523
         Operating income                 4,352               7,089               4,904              14,068


Industrial Supply sales declined three percent, excluding unfavorable foreign exchange effects of one percent, compared to last year as higher sales through Full Service Supply (FSS) programs, which contributed two percent to sales growth, were offset by a decline in sales through the catalog business and acquired distributors of six percent. The increase in FSS sales is due to the continued penetration in existing accounts coupled with curtailed growth in the December 1999 quarter as a result of the implementation of its new business system. Sales in the catalog business and at the acquired distributors declined due to reduced demand in the automotive end market, including increased shutdowns at customer plants.

Operating income was $4.4 million and included a restructuring and asset impairment charge of $0.7 million, special charges of $0.3 million related to the tender offer to acquire the outstanding shares of JLK and $0.1 million related to period costs associated with the satellite closures. Excluding these charges, operating income of $5.5 million was primarily affected by lower sales levels, partially offset by higher margins in the catalog business due to a better product mix and operational improvement. As part of a business improvement plan, JLK recorded a restructuring and asset impairment charge associated with the closure of three underperforming satellite locations and severance for certain individuals.

For the six months ended December 31, 2000, sales declined one percent excluding unfavorable foreign exchange effects of one percent, due to the factors mentioned above. Operating income of $4.9 million was reduced by $2.3 million related to restructuring and asset impairment charges and $2.0 million of costs primarily related to the tender offer to acquire the outstanding shares of JLK. Excluding these costs, operating income was reduced due to overall lower gross margins in the FSS business due to a shift in end markets served, lower sales levels and higher operating expense due to higher shipping costs incurred to provide enhanced customer service.

LIQUIDITY AND CAPITAL RESOURCES

The company's cash flow from operations is the primary source of financing for capital expenditures and internal growth. During the six months ended December 31, 2000, the company generated $87.2 million in cash flow from operations, a decline of $26.3 million compared to a year ago. The decline resulted primarily from lower working capital improvements of $24.3 million.

Net cash used for investing activities was $65.0 million, an increase of $49.7 million compared to the prior year. The increase is due primarily to the purchase of the outstanding shares of JLK for $40.4 million coupled with a $5.1 million reduction in proceeds from the disposal of underutilized assets that occurred in the six months ended December 31, 1999.

Net cash used for financing activities was $27.9 million, a decline of $70.4 million compared to the prior year. This decline is due to lower debt repayments of $82.1 million coupled with higher company contributions of capital stock to U.S. defined contribution pension plans of $5.3 million. This was partially offset by treasury stock repurchases of $16.5 million. Lower debt repayments are the result of the purchase of the JLK minority interest, lower cash flow from operations and the repurchase of treasury stock.

The company generated free operating cash flow (FOCF) of $81.1 million and $102.0 million for the six months ended December 31, 2000 and 1999, respectively. The decline in FOCF is primarily due to lower working capital improvements in the six months ended December 31, 2000.

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

On December 20, 2000, the company entered into a EUR 212.0 million Euro-denominated revolving credit facility (Euro Credit Agreement) to hedge the foreign exchange exposure in the company's net investment in Euro-based subsidiaries, to take advantage of Euro-based borrowing rates that are currently lower than the borrowing rates available to the company under the Bank Credit Agreement and to diversify the company's interest rate exposure. Amounts borrowed under the Euro Credit Agreement are to be used to repay indebtedness under the Bank Credit Agreement, and to the extent the Bank Credit Agreement is repaid, for working capital and general corporate purposes. At December 31, 2000, the Euro Credit Agreement bears interest at EURIBOR plus 1.00%, includes a commitment fee of 0.275% of the unused balance and matures in December 2003.

There were no amounts outstanding under the Euro Credit Agreement at December 31, 2000. On January 8, 2001, the company borrowed EUR 212.0 million under this facility to meet its obligation under the Euro-denominated forward contracts. The proceeds from the Euro-denominated forward contracts of $191.1 million were used to repay amounts borrowed under the Bank Credit Agreement. Subsequently, the availability under the Bank Credit Agreement was permanently reduced to $700.0 million.


FINANCIAL CONDITION

Total assets were $1,861.6 million at December 31, 2000, a four percent decline from June 30, 2000. Net working capital was $414.6 million, up four percent from $397.4 million at June 30, 2000. The ratio of current assets to current liabilities at December 31, 2000 was 2.5 compared to 2.1 at June 30, 2000. Primary working capital as a percentage of sales (PWC%) at December 31, 2000 was
28.0 percent, compared to 29.4 percent at June 30, 2000 and 30.9 percent at December 31, 1999. The improvements in net working capital, the current ratio and PWC% are primarily due to company sponsored programs to reduce primary working capital. Additionally, net working capital and the current ratio benefited from repayment of $50.9 million of short-term notes payable to banks.

The total debt-to-total capital ratio was 46.7 percent at December 31, 2000, an increase from 45.6 percent at June 30, 2000 and a decline from 48.9 percent at December 31, 1999. The increase from June 30, 2000 is due to the reduction in minority interest from the acquisition of the JLK minority shares and the share repurchase program. The decline from December 31, 1999 is due to the $83.9 million reduction in debt during this twelve-month period, partially offset by lower minority interest.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

ACQUISITION OF JLK MINORITY INTEREST

On July 2000, the company proposed to the Board of Directors of JLK Direct Distribution Inc., an 83-percent owned subsidiary of the company, to acquire the outstanding shares of JLK it does not already own. On September 11, 2000, the company and JLK announced that they entered into a definitive merger agreement for the company to acquire all the outstanding minority shares. Pursuant to the agreement, JLK agreed to commence a cash tender offer for all of its shares of Class A Common Stock at a price of $8.75 per share. The tender offer commenced on October 3, 2000 and expired on November 15, 2000 resulting in JLK reacquiring the 4.3 million shares for $37.5 million. Following JLK's purchase of shares in the tender offer, the company acquired the remainder of the minority shares at the same price in a merger. The company incurred transaction costs of $2.9 million, which were included in the total cost of the transaction. JLK incurred costs of $2.0 million associated with the transaction, which were expensed as incurred. The transaction was unanimously approved by the JLK Board of Directors, including its special committee comprised of independent directors of the JLK Board.

In July 2000, the company, JLK and the JLK directors (including one former director) were named as defendants in several putative class action lawsuits. The lawsuits seek an injunction, rescission, damages, costs and attorney fees in connection with the company's proposal to acquire the outstanding stock of JLK not owned by the company.

On November 3, 2000, the parties to the lawsuits entered into a Memorandum of Understanding (MOU) with respect to a proposed settlement of the lawsuits. The proposed settlement would provide for complete releases of the defendants, as well as among other persons their affiliates and representatives, and would extinguish and enjoin all claims that have been, could have been or could be asserted by or on behalf of any member of the class against the defendants which in any manner relate to the allegations, facts, or other matters raised in the lawsuits or which otherwise relate in any manner to the agreement, the offer and the merger. The MOU also provides, among other matters, for the payment by JLK of up to approximately $0.3 million in attorneys' fees and expenses to plaintiffs' counsel. No payment is to be made for liability or damages. The final settlement of the lawsuits, including the amount of attorneys' fees and expenses to be paid, is subject to the execution of a definitive stipulation of settlement and to court approval.

STRATEGIC ALTERNATIVES

The company is considering strategic alternatives for two subsidiaries, Strong Tool Company and Abrasive & Tool Specialties Company, including the possible divestiture of these businesses or a portion thereof. In 2000, these businesses represented approximately $90 million in sales. The company is currently not a party to any written or oral agreement regarding the divestiture of these businesses.

NEW ACCOUNTING STANDARDS

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

In September 2000, the Emerging Issues Task Force (EITF) finalized EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs", to address the diversity in the income statement classification of amounts charged to customers for shipping and handling, as well as for costs incurred related to shipping and handling. The Issue requires all amounts billed to a customer in a sale transaction related to shipping and handling be classified as revenue. The Issue further requires companies to adopt and disclose a policy on the accounting for shipping and handling costs. Such costs may not be netted against revenue, however, disclosure of the amount and classification of these costs is required. This Issue becomes effective for the June 2001 quarter and should not affect reported earnings, however, it may result in the reclassification of amounts in previously reported financial statements. The company is currently evaluating the effects of this Issue and is preparing a plan for implementation.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" as defined by Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, the extent that the economic conditions in the United States and Europe, and to a lesser extent, Asia Pacific are not sustained, risks associated with integrating businesses, demands on management resources, risks associated with international markets such as currency exchange rates, competition, and risks associated with the implementation of restructuring actions and environmental remediation activities. The company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances occurring after the date hereof.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

In December 2000, the company entered into Euro-denominated forward contracts to hedge the foreign exchange exposure in the company's net investment in Euro-based subsidiaries. The company's objective for entering into these contracts is to reduce its exposure to fluctuations in accumulated other comprehensive loss due to exchange rate fluctuations. These forward contracts had a notional amount of EUR 212.0 million and matured in January 2001. At December 31, 2000, the company recorded the fair value of these contracts, net of tax, of $4.1 million as a reduction of the cumulative translation adjustment.

On December 20, 2000, the company entered into a EUR 212.0 million Euro-denominated revolving credit facility (Euro Credit Agreement) to hedge the foreign exchange exposure in the company's net investment in Euro-based subsidiaries, to take advantage of Euro-based borrowing rates that are currently lower than the borrowing rates available to the company under the Bank Credit Agreement and to diversify the company's interest rate exposure. Amounts borrowed under the Euro Credit Agreement are to be used to repay indebtedness under the Bank Credit Agreement, and to the extent the Bank Credit Agreement is repaid, for working capital and general corporate purposes. At December 31, 2000, the Euro Credit Agreement bears interest at EURIBOR plus 1.00%, includes a commitment fee of 0.275% of the unused balance and matures in December 2003.

There were no amounts outstanding under the Euro Credit Agreement at December 31, 2000. On January 8, 2001, the company borrowed EUR 212.0 million under this facility to meet its obligation under the Euro-denominated forward contracts. The proceeds from the Euro-denominated forward contracts of $191.1 million were used to repay amounts borrowed under the Bank Credit Agreement. Subsequently, the availability under the Bank Credit Agreement was permanently reduced to $700.0 million.

The company has designated the foreign exchange exposure under the Euro Credit Agreement as a hedge of the company's net investment in Euro-based subsidiaries. The company's objective for this designation is to reduce its exposure to fluctuations in accumulated other comprehensive loss due to exchange rate fluctuations. Future changes in the value of borrowings under the Euro Credit Agreement due to exchange rate fluctuations will be recorded as a component of cumulative translation adjustment, net of tax.

There were no additional material changes in the company's exposure to market risk from June 30, 2000.

                           PART II. OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

The information set forth in Part II, Item 4 of the company's September 30, 2000 Form 10-Q is incorporated by reference herein.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         (a)      Exhibits

                  (10)     Material Contracts

                           10.1 Amendment to Credit Agreement with Mellon Bank, N.A. and various creditors dated as of December 6, 2000. Filed herewith.

                           10.2 Credit Agreement with Deutsche Bank AG and various creditors dated as of December 20, 2000. Filed herewith.

                           10.3 Guarantee and Suretyship Agreement with Deutsche Bank AG dated as of December 20, 2000. Filed herewith.


         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KENNAMETAL INC.



Date:    February 14, 2001              By:     /s/ FRANK P. SIMPKINS
                                               ----------------------
                                               Frank P. Simpkins
                                               Corporate Controller and
                                               Chief Accounting Officer