Form 10-Q
period 2001-03-31
KENNAMETAL INC
filed 2001-05-15
CIK 55242

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Title Of Each Class                       Outstanding at May 1, 2001
----------------------------------------             --------------------------
Capital Stock, par value $1.25 per share                      30,613,766


================================================================================

                                 KENNAMETAL INC.
                                    FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 2001



                                TABLE OF CONTENTS


Item No.                                                                                        Page
--------                                                                                        ----
                          PART I. FINANCIAL INFORMATION
1.   Financial Statements:

     Condensed Consolidated Statements of Income (Unaudited)
     Three and nine months ended March 31, 2001 and 2000......................................     1

     Condensed Consolidated Balance Sheets (Unaudited)
     March 31, 2001 and June 30, 2000.........................................................     2

     Condensed Consolidated Statements of Cash Flows (Unaudited)
     Nine months ended March 31, 2001 and 2000................................................     3

     Notes to Condensed Consolidated Financial Statements (Unaudited).........................     4

2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....    10

3.   Quantitative and Qualitative Disclosures about Market Risk...............................    17


                           PART II. OTHER INFORMATION


6.   Exhibits and Reports on Form 8-K.........................................................    18

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands, except per share data)

                                                                  Three Months Ended                  Nine Months Ended
                                                                        March 31,                         March 31,
                                                                ------------------------        -----------------------------
                                                                  2001            2000             2001               2000
                                                                --------        --------        ----------         ----------
OPERATIONS
Net sales                                                       $464,650        $483,019        $1,355,876         $1,379,890
Cost of goods sold                                               284,416         294,567           840,051            859,242
                                                                --------        --------        ----------         ----------
Gross profit                                                     180,234         188,452           515,825            520,648
Operating expense                                                123,807         125,830           374,054            375,019
Restructuring and asset impairment charge                          2,286          13,323             4,633             17,304
Amortization of intangibles                                        6,063           6,517            18,533             20,117
                                                                --------        --------        ----------         ----------
Operating income                                                  48,078          42,782           118,605            108,208
Interest expense                                                  12,496          13,668            39,091             41,948
Other expense, net                                                   579           1,269             3,236              1,521
                                                                --------        --------        ----------         ----------
Income before provision for income taxes
  and minority interest                                           35,003          27,845            76,278             64,739
Provision for income taxes                                        13,824          12,067            30,128             28,485
Minority interest                                                    785           1,681             2,291              3,733
                                                                --------        --------        ----------         ----------
Income before extraordinary loss and cumulative
  effect of change in accounting principle                        20,394          14,097            43,859             32,521
Extraordinary loss on early extinguishment of
  debt, net of tax of $178                                            --              --                --               (267)
Cumulative effect of change in accounting
  principle, net of tax of $399                                       --              --              (599)                --
                                                                --------        --------        ----------         ----------
Net income                                                      $ 20,394        $ 14,097        $   43,260         $   32,254
                                                                ========        ========        ==========         ==========

PER SHARE DATA
Basic earnings per share before extraordinary loss and
  cumulative effect of change in accounting principle           $   0.67        $   0.46        $     1.44         $     1.08
Extraordinary loss per share                                          --              --                --              (0.01)
Cumulative effect of change in accounting
  principle per share                                                 --              --             (0.02)                --
                                                                --------        --------        ----------         ----------
Basic earnings per share                                        $   0.67        $   0.46        $     1.42         $     1.07
                                                                ========        ========        ==========         ==========

Diluted earnings per share before extraordinary loss and
  cumulative effect of change in accounting principle           $   0.66        $   0.46        $     1.43         $     1.07
Extraordinary loss per share                                          --              --                --              (0.01)
Cumulative effect of change in accounting
  principle per share                                                 --              --             (0.02)                --
                                                                --------        --------        ----------         ----------
Diluted earnings per share                                      $   0.66        $   0.46        $     1.41         $     1.06
                                                                ========        ========        ==========         ==========

Dividends per share                                             $   0.17        $   0.17        $     0.51         $     0.51
                                                                ========        ========        ==========         ==========

Basic weighted average shares outstanding                         30,483          30,320            30,523             30,201
                                                                ========        ========        ==========         ==========

Diluted weighted average shares outstanding                       30,692          30,418            30,656             30,307
                                                                ========        ========        ==========         ==========


See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands)

                                                                            March 31,            June 30,
                                                                              2001                2000
                                                                           -----------         -----------
ASSETS
Current assets:
   Cash and equivalents                                                    $   19,987         $   22,323
   Marketable equity securities available-for-sale                             13,441             27,614
   Accounts receivable, less allowance for
     doubtful accounts of $8,415 and $12,214                                  214,332            231,917
   Inventories                                                                387,520            410,885
   Deferred income taxes                                                       52,610             42,911
   Other current assets                                                        18,458             13,065
                                                                           ----------         ----------
Total current assets                                                          706,348            748,715
                                                                           ----------         ----------

Property, plant and equipment:
   Land and buildings                                                         229,763            230,448
   Machinery and equipment                                                    763,800            720,556
   Less accumulated depreciation                                             (519,548)          (452,220)
                                                                           ----------         ----------
Net property, plant and equipment                                             474,015            498,784
                                                                           ----------         ----------

Other assets:
   Investments in affiliated companies                                          3,914              2,571
   Intangible assets, less accumulated amortization
     of $104,774 and $88,458                                                  637,633            661,172
   Other                                                                       35,263             29,879
                                                                           ----------         ----------
Total other assets                                                            676,810            693,622
                                                                           ----------         ----------
Total assets                                                               $1,857,173         $1,941,121
                                                                           ==========         ==========

LIABILITIES
Current liabilities:
   Current maturities of long-term debt and capital leases                 $    3,557         $    3,855
   Notes payable to banks                                                       5,229             57,701
   Accounts payable                                                           108,371            118,908
   Accrued vacation pay                                                        30,385             28,217
   Accrued income taxes                                                        29,890             30,226
   Accrued payroll                                                             23,944             20,605
   Other current liabilities                                                   90,159             91,800
                                                                           ----------         ----------
Total current liabilities                                                     291,535            351,312
                                                                           ----------         ----------
Long-term debt and capital leases, less current maturities                    646,144            637,686
Deferred income taxes                                                          37,531             31,727
Other liabilities                                                              84,312             85,036
                                                                           ----------         ----------
Total liabilities                                                           1,059,522          1,105,761
                                                                           ----------         ----------
Minority interest in consolidated subsidiaries                                 10,708             55,106
                                                                           ----------         ----------

SHAREOWNERS' EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued                --                 --
Capital stock, $1.25 par value; 70,000 shares authorized;
   33,525 and 33,200 shares issued                                             41,918             41,500
Additional paid-in capital                                                    347,695            335,314
Retained earnings                                                             536,443            508,733
Treasury shares, at cost; 2,970 and 2,677 shares held                         (68,117)           (55,236)
Unearned compensation                                                          (2,883)            (2,814)
Accumulated other comprehensive loss                                          (68,113)           (47,243)
                                                                           ----------         ----------
Total shareowners' equity                                                     786,943            780,254
                                                                           ----------         ----------
Total liabilities and shareowners' equity                                  $1,857,173         $1,941,121
                                                                           ==========         ==========


See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands)

                                                                              Nine Months Ended
                                                                                  March 31,
                                                                          --------------------------
                                                                            2001             2000
                                                                          --------         ---------
OPERATING ACTIVITIES
Net income                                                                $ 43,260         $  32,254
Adjustments for noncash items:
   Depreciation                                                             54,907            56,333
   Amortization                                                             18,533            20,117
   Restructuring and asset impairment charge                                 1,091             8,143
   Cumulative effect of change in accounting principle, net of tax             599                --
   Loss on early extinguishment of debt, net of tax                             --               267
   Other                                                                     5,076             5,133
Changes in certain assets and liabilities:
   Accounts receivable                                                       7,275           (23,161)
   Proceeds from accounts receivable securitization                          4,300             2,700
   Inventories                                                              13,553             9,808
   Accounts payable and accrued liabilities                                 (5,271)           55,847
   Other                                                                    (9,839)           (2,186)
                                                                          --------         ---------
Net cash flow from operating activities                                    133,484           165,255
                                                                          --------         ---------

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                 (40,121)          (34,123)
Disposals of property, plant and equipment                                   3,558             6,788
Purchase of subsidiary stock                                               (42,750)               --
Other                                                                         (170)              277
                                                                          --------         ---------
Net cash flow used for investing activities                                (79,483)          (27,058)
                                                                          --------         ---------

FINANCING ACTIVITIES
Net decrease in notes payable                                               (2,289)          (11,191)
Net increase (decrease) in revolver and other lines of credit              (34,905)            8,900
Term debt borrowings                                                         1,120               378
Term debt repayments                                                        (1,033)         (123,422)
Dividend reinvestment and employee benefit and stock plans                  14,414             7,925
Cash dividends paid to shareowners                                         (15,550)          (15,398)
Purchase of treasury stock                                                 (16,494)               --
Other                                                                       (1,315)           (1,017)
                                                                          --------         ---------
Net cash flow used for financing activities                                (56,052)         (133,825)
                                                                          --------         ---------

Effect of exchange rate changes on cash and equivalents                       (285)             (228)
                                                                          --------         ---------

CASH AND EQUIVALENTS
Net increase (decrease) in cash and equivalents                             (2,336)            4,144
Cash and equivalents, beginning of year                                     22,323            17,408
                                                                          --------         ---------
Cash and equivalents, end of period                                       $ 19,987         $  21,552
                                                                          ========         =========

SUPPLEMENTAL DISCLOSURES
Interest paid                                                             $ 39,734         $  40,757
Income taxes paid                                                           25,847            14,417

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Kennametal Inc. (the company) 2000 Annual Report. The condensed consolidated balance sheet as of June 30, 2000 has been derived from the audited balance sheet included in the company's 2000 Annual Report. These interim statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the three and nine months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a "year" is to a fiscal year ended June 30. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

2. On July 20, 2000, the company proposed to the Board of Directors of JLK Direct Distribution Inc. (JLK), an 83-percent owned subsidiary of the company, to acquire the outstanding shares of JLK it does not already own. On September 11, 2000, the company and JLK announced that they entered into a definitive merger agreement for the company to acquire all the outstanding minority shares. Pursuant to the agreement, JLK agreed to commence a cash tender offer for all of its shares of Class A Common Stock at a price of $8.75 per share. The tender offer commenced on October 3, 2000 and expired on November 15, 2000 resulting in JLK reacquiring 4.3 million shares for $37.5 million. Following JLK's purchase of shares in the tender offer, the company acquired the minority shares at the same price in a merger. The company incurred transaction costs of $3.0 million, which were included in the total cost of the transaction. JLK incurred costs of $2.1 million associated with the transaction, which were expensed as incurred. The transaction was unanimously approved by the JLK Board of Directors, including its special committee comprised of independent directors of the JLK Board.

     In July 2000, the company, JLK and the JLK directors (including one former director) were named as defendants in several putative class action lawsuits. The lawsuits seek an injunction, rescission, damages, costs and attorney fees in connection with the company's proposal to acquire the outstanding stock of JLK not owned by the company.

     On November 3, 2000, the parties to the lawsuits entered into a Memorandum of Understanding (MOU) with respect to a proposed settlement of the lawsuits. The proposed settlement would provide for complete releases of the defendants, as well as among other persons their affiliates and representatives, and would extinguish and enjoin all claims that have been, could have been or could be asserted by or on behalf of any member of the class against the defendants which in any manner relate to the allegations, facts, or other matters raised in the lawsuits or which otherwise relate in any manner to the agreement, the offer and the merger. The MOU also provides, among other matters, for the payment by JLK of up to approximately $0.3 million in attorneys' fees and expenses to plaintiffs' counsel. No payment is to be made for liability or damages. The final settlement of the lawsuits, including the amount of attorneys' fees and expenses to be paid, is subject to court approval of a definitive stipulation of settlement.

3. Inventories are stated at lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for a significant portion of U.S. inventories and the first-in, first-out (FIFO) or average cost methods for other inventories. The company used the LIFO method of valuing its inventories for approximately 47 percent of total inventories at March 31, 2001. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on management's projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

     Inventories as of the balance sheet dates consisted of the following (in thousands):

                                                    March 31,         June 30,
                                                      2001              2000
                                                    ---------         --------
         Finished goods                             $290,151          $306,334
         Work in process and powder blends            97,194            96,101
         Raw materials and supplies                   34,340            35,707
                                                    --------          --------
         Inventory at current cost                   421,685           438,142
         Less LIFO valuation                         (34,165)          (27,257)
                                                    --------          --------
         Total inventories                          $387,520          $410,885
                                                    ========          ========

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

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

5. For purposes of determining the number of diluted weighted average shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due to the dilutive effect of unexercised stock options by 208,441 and 98,394 for the three months ended March 31, 2001 and 2000, respectively, and 132,674 and 105,231 for the nine months ended March 31, 2001 and 2000, respectively.

     Earnings per share amounts for each quarter are required to be computed independently and, therefore, may not equal the amount computed for a nine-month period.

6. Comprehensive income for the three and nine months ended March 31, 2001 and 2000 is as follows (in thousands):

                                                                 Three Months Ended           Nine Months Ended
                                                                      March 31,                    March 31,
                                                                ---------------------        ---------------------
                                                                 2001          2000            2001           2000
                                                                -------       -------        --------       --------
     Net income                                                 $20,394       $14,097        $ 43,260       $ 32,254
     Cumulative effect of change in accounting
         principle, net of tax                                       --            --           1,571             --
     Unrealized loss on derivatives designated and
         and qualified as cash flow hedges, net of tax             (533)           --          (2,673)            --
     Reclassification of unrealized gains or losses
         on matured derivatives, net of tax                        (319)           --            (832)            --
     Unrealized loss on marketable equity securities
         available-for-sale, net of tax                            (920)         (348)         (6,791)        (3,674)
     Minimum pension liability adjustment, net of tax                43            53              44            100
     Foreign currency translation adjustments                    (5,078)       (7,519)        (12,189)       (10,425)
                                                                -------       -------        --------       --------
     Comprehensive income                                       $13,587       $ 6,283        $ 22,390       $ 18,255
                                                                =======       =======        ========       ========

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     The components of accumulated other comprehensive loss consist of the following (in thousands):

                                                                                 March 31,          June 30,
                                                                                   2001               2000
                                                                                 --------           --------
     Unrealized gain on marketable equity securities
         available-for-sale, net of tax                                          $  1,872           $  8,663
     Unrealized losses on derivatives designated and
         qualified as cash flow hedges, net of tax                                 (1,934)                --
     Minimum pension liability adjustment, net of tax                                (806)              (850)
     Foreign currency translation adjustments                                     (67,245)           (55,056)
                                                                                 --------           --------
     Total accumulated other comprehensive loss                                  $(68,113)          $(47,243)
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

     Forward contracts, purchased options and range forward contracts, designated as cash flow hedges, hedge anticipated cash flows from cross-border intercompany sales of product and services. These contracts mature at various times through August 2002. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive loss, net of tax, and are recognized as a component of other expense, net when the underlying sales of product or services are recognized into earnings. The company recognized expense of $0.6 million and $0.7 million, as a component of other expense, net, for the three and nine months ended March 31, 2001, respectively, related to hedge ineffectiveness. Floating-to-fixed interest rate swap agreements, designated as cash flow hedges, hedge the company's floating rate debt and mature at various times through June 2003. The fair value of these contracts is recorded in the balance sheet, with the offset to accumulated other comprehensive loss, net of tax. Forward contracts hedging significant cross-border intercompany loans are considered other derivatives and therefore, not eligible for hedge accounting. These contracts are recorded at fair value in the balance sheet, with the offset to other expense, net. Based upon foreign exchange and interest rates at March 31, 2001, the company expects to recognize net current assets of $0.5 million into earnings in the next 12 months related to all derivative instruments.

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

8. In the September 2000 quarter, the company's management began to implement a business improvement plan in the J&L Industrial Supply (J&L) and Full Service Supply (FSS) segments. In the J&L segment, for the three and nine months ended March 31, 2001, the company recorded a restructuring and asset impairment charge of $0.1 million and $1.7 million, respectively, associated with the closure of ten underperforming satellite locations and $1.3 million and $1.9 million, respectively, for severance for 54 individuals. This includes a $0.3 million noncash write-down of the book value of certain property, plant and equipment, net of salvage value, that management determined would no longer be utilized in ongoing operations. In the FSS segment, for the three and nine months ended March 31, 2001, the company recorded restructuring charges of $0.2 million and $0.3 million, respectively, for severance for six individuals. The costs accrued for these plans were based on management estimates using the latest information available at the time that the accrual was established. The company also recorded a charge of $0.4 million associated with the write-down of certain product lines that were discontinued as part of a program to streamline and optimize J&L's product offering. This charge was recorded as a component of cost of goods sold. Through March 31, 2001, the costs charged against the accrual for satellite closures and employee severance were $0.4 million and $1.7 million, respectively. The company incurred period costs of $0.1 million related to these initiatives through the March 2001 quarter which were included in operating expense as incurred.

     In the March 2001 quarter, the company took actions to reduce its salaried work force in response to the weakened U.S. manufacturing sector. As a result, the company recorded a restructuring charge of $0.9 million related to severance for 41 individuals. The costs charged against the accrual were $0.3 million through March 31, 2001. The company continues to review its business strategies and pursue other cost-reduction activities in all business segments, some of which could result in future charges.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     In 2000, the company implemented plans to close, consolidate and downsize several plants, warehouses and offices, and associated work force reductions as part of its overall plan to increase asset utilization and financial performance, and to reposition the company to become the premier tooling solutions supplier. The costs charged against the restructuring accrual for the 2000 programs as of March 31, 2001 were as follows (in thousands):

                                          June 30,       Cash                           March 31,
                                            2000      Expenditures      Adjustments       2001
                                          --------    ------------      -----------     ---------
         Employee severance                $2,533       $(2,129)           $(52)          $  352
         Facility rationalizations          3,518          (603)             --            2,915
                                           ------       -------            ----           ------
           Total                           $6,051       $(2,732)           $(52)          $3,267
                                           ======       =======            ====           ======

     Through March 31, 2001, the company incurred period costs of $0.2 million related to these initiatives which were included in cost of goods sold as incurred. The adjustment to the accrual for employee severance is due to a reduction in actual amounts paid to certain individuals compared to what was initially anticipated. This adjustment was recorded as a component of restructuring and asset impairment charge.

     In 1999, management implemented restructuring plans including several programs to reduce costs, improve operations and enhance customer satisfaction. Accruals for these 1999 programs were $0.6 million at March 31, 2001. Costs charged against the accrual for the voluntary early retirement plan and the plant closure through March 31, 2001 were $0.3 million and $0.7 million, respectively. In the March 2001 quarter, management recorded an adjustment of $0.2 million related primarily to the recovery of accounts receivable associated with the write-down of an investment in and net receivables from certain mining and construction operations in emerging markets. This adjustment was due to higher collections of outstanding accounts receivable than was initially anticipated and was recorded as a component of restructuring and asset impairment charge.

9. In September 2000, management reorganized the financial reporting of its operations to focus on global business units consisting of Metalworking Services & Solutions Group (MSSG), Advanced Materials Solutions Group
     (AMSG) and JLK/Industrial Supply, and corporate functional shared services. Subsequent to the acquisition of the outstanding shares of JLK, management split the financial reporting of these operations into two units, J&L Industrial Supply (J&L) and Full Service Supply (FSS). The results for all periods presented have been restated to conform to the new reporting structure. The company's external sales, intersegment sales and operating income by segment for the three and nine months ended March 31, 2001 and 2000 are as follows (in thousands):

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

                                                 Three Months Ended                 Nine Months Ended
                                                      March 31,                         March 31,
                                              -------------------------         ---------------------------
                                                2001             2000              2001             2000
                                              --------         --------         ----------       ----------
          External sales:
              MSSG                            $257,747         $265,878         $  748,628       $  761,492
              AMSG                              91,095           85,814            261,487          253,550
              J&L Industrial Supply             77,646           96,212            242,457          270,954
              Full Service Supply               38,162           35,115            103,304           93,894
                                              --------         --------         ----------       ----------
          Total external sales                $464,650         $483,019         $1,355,876       $1,379,890
                                              ========         ========         ==========       ==========

          Intersegment sales:
              MSSG                            $ 31,241         $ 32,330         $   80,481       $  102,800
              AMSG                               7,352            5,925             21,024           18,153
              J&L Industrial Supply                981            1,711              3,026            3,621
              Full Service Supply                  787            1,903              4,562            5,878
                                              --------         --------         ----------       ----------
          Total intersegment sales            $ 40,361         $ 41,869         $  109,093       $  130,452
                                              ========         ========         ==========       ==========

          Total sales:
              MSSG                            $288,988         $298,208         $  829,109       $  864,292
              AMSG                              98,447           91,739            282,511          271,703
              J&L Industrial Supply             78,627           97,923            245,483          274,575
              Full Service Supply               38,949           37,018            107,866           99,772
                                              --------         --------         ----------       ----------
          Total sales                         $505,011         $524,888         $1,464,969       $1,510,342
                                              ========         ========         ==========       ==========

          Operating income:
              MSSG                            $ 37,369         $ 34,658         $   96,305       $   89,964
              AMSG                              12,184            8,001             32,106           26,565
              J&L Industrial Supply              2,663            7,060              4,488           16,479
              Full Service Supply                2,017            3,303              5,096            7,952
              Corporate and eliminations        (6,155)         (10,240)           (19,390)         (32,752)
                                              --------         --------         ----------       ----------
          Total operating income              $ 48,078         $ 42,782         $  118,605       $  108,208
                                              ========         ========         ==========       ==========


     J&L operating income for the three and nine months ended March 31, 2001 was reduced by $1.4 million and $3.6 million, respectively, related to restructuring and asset impairment charges, $0.4 million related to product pruning initiatives, and $0.1 million and $2.1 million, respectively, of costs primarily related to the tender offer to acquire the outstanding shares of JLK. FSS operating income for the three and nine months ended March 31, 2001 was reduced by $0.2 million and $0.3 million, respectively, related to restructuring charges. MSSG operating income for the three and nine months ended March 31, 2001 was reduced by $1.0 million related to restructuring and asset impairment charges. AMSG operating income for the three and nine months ended March 31, 2001 includes a $0.3 million credit associated with the net reduction of restructuring and asset impairment liabilities.

     MSSG operating income for the three and nine months ended March 31, 2000 was reduced by $7.7 million and $11.2 million, respectively, related to asset impairment charges, and costs associated with employee severance and product and facility rationalizations. AMSG operating income for the three and nine months ended March 31, 2000 was reduced by $4.4 million and $4.7 million, respectively, related to facility rationalization charges, including costs to exit a related joint venture, asset impairment charges and costs associated with employee severance. Corporate operating income for the three and nine months ended March 31, 2000 was reduced by $1.2 million and $4.5 million, respectively, related to environmental remediation costs and costs associated with employee severance. MSSG operating income for the nine months ended March 31, 2000 includes a gain of $4.7 million on the sale of inventory to the FSS segment. The elimination of this gain from consolidated results is included in Corporate and eliminations.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


     The company's assets by segment at March 31, 2001 and June 30, 2000 are as follows (in thousands):

                                         March 31, 2001        June 30, 2000
                                         --------------        --------------
         Assets:
           MSSG                               $  932,724          $  978,188
           AMSG                                  451,327             475,741
           J&L Industrial Supply                 191,064             218,247
           Full Service Supply                    70,743              69,435
           Corporate                             211,315             199,510
                                              ----------          ----------
         Total assets                         $1,857,173          $1,941,121
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

     In September 2000, the Emerging Issues Task Force (EITF) finalized EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs", to address the diversity in the income statement classification of amounts charged to customers for shipping and handling, as well as for costs incurred related to shipping and handling. The Issue requires all amounts billed to a customer in a sale transaction related to shipping and handling be classified as revenue. The Issue further requires companies to adopt and disclose a policy on the accounting for shipping and handling costs. Such costs may not be netted against revenue, however, disclosure of the amount and classification of these costs is required. This Issue becomes effective for the June 2001 quarter and should not affect reported earnings, however, it will result in the reclassification of amounts in previously reported financial statements. The company is currently evaluating the effects of this Issue and is preparing a plan for implementation.

11. On December 20, 2000, the company entered into a EUR 212.0 million Euro-denominated revolving credit facility (Euro Credit Agreement) to hedge the foreign exchange exposure in the company's net investment in Euro-based subsidiaries and to diversify the company's interest rate exposure. Amounts borrowed under the Euro Credit Agreement are required to be used to repay indebtedness under the Bank Credit Agreement, and to the extent the Bank Credit Agreement is repaid, for working capital and general corporate purposes. At March 31, 2001, the Euro Credit Agreement bears interest at EURIBOR plus 1.00%, includes a commitment fee of 0.275% of the unused balance and matures in December 2003.

     On January 8, 2001, the company borrowed EUR 212.0 million under this facility to meet its obligation under the Euro-denominated forward contracts. The proceeds from the Euro-denominated forward contracts of $191.1 million were used to repay amounts borrowed under the Bank Credit Agreement. Subsequently, the availability under the Bank Credit Agreement was permanently reduced to $700.0 million, resulting in a write-down of a portion of deferred financing fees of $0.3 million. This charge was recorded as a component of interest expense.

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

12. In April 2001, the company sold ATS Industrial Supply, Inc., its industrial supply distributor based in Salt Lake City, Utah, for $7 million. This action resulted in a net book loss of approximately $3 million and is in line with the company's strategy to refocus the J&L segment on its core catalog business. Annualized sales of this business were approximately $17 million.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS
SALES

Sales for the March 2001 quarter were $464.7 million, a decline of four percent from $483.0 million in the year-ago quarter. Sales were flat excluding unfavorable foreign currency effects of two percent and fewer workdays in the March 2001 quarter. Sales benefited from broad-based growth in Europe and sustained growth in Asia, despite continued weakness in several key North American end markets, particularly automotive.

Sales for the nine months ended March 31, 2001 were $1,355.9 million compared to $1,379.9 million in the same period a year ago, a decline of two percent. Sales increased three percent excluding unfavorable foreign currency effects of three percent and fewer workdays in the nine months ended March 31, 2001. Sales were affected by the factors mentioned above.

GROSS PROFIT MARGIN

The consolidated gross profit margin for the March 2001 quarter was 38.8 percent and included a charge of $0.4 million associated with the write-down of certain product lines that were discontinued as part of a program to streamline and optimize J&L's product offering. Excluding this charge, the gross profit margin was essentially flat compared with 39.0 percent in the prior year, despite weaker sales. Gross margin benefited from efficiencies from lean manufacturing techniques, coupled with the company's focus on increasing inventory turns and maintaining pricing discipline, despite higher material costs and energy prices.

Consolidated gross profit margin was 38.0 percent for the nine months ended March 31, 2001, compared with 37.7 percent in same period a year ago. Period costs included in gross profit in 2001 and 2000 were $0.2 million related primarily to the Kingswinford plant downsizing and $2.1 million related to the Solon, Ohio plant closure, respectively. Excluding these costs, gross profit margin was affected by the factors mentioned above.

OPERATING EXPENSE

Consolidated operating expense for the March 2001 quarter was $123.8 million, including $0.1 million of costs related to the tender offer to acquire the outstanding shares of JLK, compared to $125.8 million in the same period a year ago. Operating expense declined 2 percent, but was flat on a constant currency basis. The company was able to offset inflationary increases through restructuring benefits and other productivity improvements. Despite the decline, the company incurred incremental costs of approximately $0.6 million on investments for strategic initiatives, new sales and marketing programs, productivity programs and the company's e-commerce initiative.

For the nine months ended March 31, 2001, operating expense was $374.1 million, including $2.1 million of costs related primarily to the JLK tender offer, compared to $375.0 million for the same period a year ago, which includes a $3.0 million charge for environmental remediation costs. Operating expense increased due to incremental investment in strategic initiatives of $4.6 million, partially offset by restructuring benefits and continued cost reduction efforts.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

In the September 2000 quarter, the company's management began to implement a business improvement plan in the J&L and FSS segments. Management anticipates costs of $15 to $20 million associated with this plan. In the J&L segment, for the three and nine months ended March 31, 2001, the company recorded a restructuring and asset impairment charge of $0.1 million and $1.7 million, respectively, associated with the closure of ten underperforming satellite locations and $1.3 million and $1.9 million, respectively, for severance for 54 individuals. This includes a $0.3 million noncash write-down of the book value of certain property, plant and equipment, net of salvage value, that management determined would no longer be utilized in ongoing operations. In the FSS segment, for the three and nine months ended March 31, 2001, the company recorded restructuring charges of $0.2 million and $0.3 million, respectively, for severance for six individuals. The costs accrued for these plans were based on management estimates using the latest information available at the time that the accrual was established. Through March 31, 2001, the costs charged against the accrual for satellite closures and employee severance were $0.4 million and $1.7 million, respectively. The company incurred period costs of $0.1 million related to these initiatives through the March 2001 quarter which were included in operating expense as

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

incurred. Annualized benefits of approximately $4.0 million are expected to be realized beginning in the June 2001 quarter.

In the March 2001 quarter, the company took actions to reduce its salaried work force in response to the weakened U.S. manufacturing sector. As a result, the company recorded a restructuring charge of $0.9 million related to severance for 41 individuals. These actions are expected to result in ongoing annual benefits of approximately $1.0 million. The costs charged against the accrual were $0.3 million through March 31, 2001. Furthermore, through the core-business resize program, the company expects to eliminate an additional 150 to 200 worldwide, salaried work force positions in 2001, which is expected to result in incremental cost of $3 to $5 million and benefits of $9 to $14 million. The company continues to review its business strategies and pursue other cost-reduction activities in all business segments, some of which could result in future charges.

In 2000, the company implemented plans to close, consolidate and downsize several plants, warehouses and offices, and associated work force reductions as part of its overall plan to increase asset utilization and financial performance, and to reposition the company to become the premier tooling solutions supplier. The costs charged against the restructuring accrual for the 2000 programs as of March 31, 2001 were as follows (in thousands):

                                     June 30,         Cash                     March 31,
                                       2000       Expenditures   Adjustments      2001
                                     --------     ------------   -----------   ---------
     Employee severance               $2,533        $(2,129)        $(52)        $  352
     Facility rationalizations         3,518           (603)          --          2,915
                                      ------        -------         ----         ------
        Total                         $6,051        $(2,732)        $(52)        $3,267
                                      ======        =======         ====         ======

Through March 31, 2001, the company incurred period costs of $0.2 million related to these initiatives and were included in cost of goods sold as incurred. The adjustment to the accrual for employee severance is due to a reduction in actual amounts paid to certain individuals compared to what was initially anticipated. This adjustment was recorded as a component of restructuring and asset impairment charge.

In 1999, management implemented restructuring plans including several programs to reduce costs, improve operations and enhance customer satisfaction. Accruals for these 1999 programs were $0.6 million at March 31, 2001. Costs charged against the accrual for the voluntary early retirement plan and the plant closure through March 31, 2001 were $0.3 million and $0.7 million, respectively. In the March 2001 quarter, management recorded an adjustment of $0.2 million related primarily to the recovery of accounts receivable associated with the write-down of an investment in and net receivables from certain mining and construction operations in emerging markets. This adjustment was due to higher collections of outstanding accounts receivable than was initially anticipated and was recorded as a component of restructuring and asset impairment charge.

INTEREST EXPENSE

Interest expense for the March 2001 quarter declined to $12.5 million due primarily to reduced borrowing levels. The March 2001 quarter included a $0.3 million charge related to the write-down of a portion of deferred financing fees due to the reduction of the availability under the company's U.S. credit facility. Excluding this charge, interest expense declined 11 percent. Average U.S. borrowing rates of 6.87 percent were essentially flat compared to a year ago.

Interest expense for the nine months ended March 31, 2001 was $39.1 million, a decline of eight percent compared to 2000, excluding the $0.3 million charge. The decline was due to reduced borrowing levels, partially offset by higher borrowing rates as the average U.S. borrowing rate was 7.26 percent in 2001, compared to 6.62 percent for 2000.

OTHER EXPENSE, NET

Other expense for the March 2001 and 2000 quarters included fees of $1.5 million and $1.3 million, respectively, incurred in connection with the accounts receivable securitization program. In 2001, this was partially offset by interest income earned on foreign cash reserves. For the nine months ended March 31, 2001 and 2000, other expense included fees of $4.7 million and $3.7 million, respectively, related to the accounts receivable securitization program. The increase in these fees is due to higher levels of accounts receivable sold through this program. In the nine months ended March 31, 2000, this was partially offset by a net one-time gain of $1.4 million from the sale of miscellaneous underutilized assets.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

INCOME TAXES

The effective tax rate for the three and nine months ended March 31, 2001 was
39.5 percent compared to an effective tax rate of 43.3 percent and 44.0 percent, respectively, for the comparable periods in the prior year. The decline in the effective tax rate is attributable to successful tax planning initiatives in Europe as well as the extension of the Foreign Sales Corporation tax benefit in the United States.

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

In November 1999, the company repaid its term loan under the Bank Credit Agreement. This resulted in an acceleration of the write-off of deferred financing fees of $0.4 million, which has been recorded as an extraordinary item of $0.3 million, net of tax.

CHANGE IN ACCOUNTING PRINCIPLE

On July 1, 2000, Statement of Financial Accounting Standards (SFAS) No. 133 was adopted, resulting in the recording of a loss from the cumulative effect from the change in accounting principle of $0.6 million, net of tax, or $0.02 per diluted share. The loss primarily relates to the write-down of previously paid option premiums.

NET INCOME

Net income for the quarter ended March 31, 2001 was $20.4 million, or $0.66 per diluted share, compared to net income of $14.1 million, or $0.46 per diluted share, in the same quarter last year. Excluding special charges in both quarters, net income was $22.3 million, or $0.73 per diluted share in the March 2001 quarter, an increase of three percent, compared to $21.6 million, or $0.71 per diluted share, in the same quarter last year. Despite significant weakness in key North American markets and unfavorable foreign exchange effects, the earnings improvement is attributable to continued cost control and cost reduction activities, lower interest expense and a reduction in the company's effective tax rate. Special charges in the March 2001 quarter of $3.2 million, or $0.07 per diluted share, related primarily to the J&L and FSS business improvement programs and the core business resize program. Special charges in the March 2000 quarter of $13.3 million, or $0.25 per diluted share, related to operational improvement programs in the core businesses.

Net income for the nine months ended March 31, 2001 was $43.3 million, or $1.41 per diluted share, compared to $32.3 million, or $1.06 per diluted share, in the same period last year and was affected by the same factors mentioned above. Special charges in 2001 were $7.5 million, or $0.16 per diluted share, related primarily to the J&L and FSS business improvement programs, costs associated with the tender offer to acquire the outstanding shares of JLK and the core business resize program, and $0.02 per diluted share related to the adoption of SFAS No. 133. Special charges in 2000 were $20.8 million, or $0.39 per share, related primarily to business improvement programs in the core businesses and a charge for environmental remediation.

METALWORKING SERVICES & SOLUTIONS GROUP

                                   Three Months Ended             Nine Months Ended
                                       March 31,                      March 31,
                               ------------------------        ------------------------
                                 2001            2000            2001            2000
                               --------        --------        --------        --------
     External sales            $257,747        $265,878        $748,628        $761,492
     Intersegment sales          31,241          32,330          80,481         102,800
     Operating income            37,369          34,658          96,305          89,964

MSSG sales were flat compared to the March 2000 quarter, excluding unfavorable foreign exchange effects of three percent due to the stronger U.S. dollar. International markets experienced strong year-over-year growth, with particular strength in Europe. However, in North America, sales were down eight percent primarily due to a decline in demand in the automotive market, coupled with significant weakness in the light engineering market. In Europe, sales increased 11 percent, in local currency, due to broad-based growth reflecting strength in the machine tool and engineering markets. Demand in the European automotive end market remained strong, though at a slightly diminished rate compared to the prior quarter. Sales in Asia continued to grow, up nine percent in local currency, compared to a year ago.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

Operating income was $37.4 million compared to $34.7 million last year. MSSG operating income for the three months ended March 31, 2001 was reduced by $1.0 million related to restructuring and asset impairment charges. The March 2000 quarter results were reduced by $7.7 million related to asset impairment charges, and costs associated with employee severance and product and facility rationalizations. Additionally, the company incurred period costs of $0.1 million in the March 2000 quarter related to a facility closing, which were included in cost of goods sold as incurred. Excluding these charges, operating income declined $4.1 million due primarily to lower sales in the highly profitable North American markets, offset in part by lean initiatives and ongoing cost controls.

For the nine months ended March 31, 2001, sales increased two percent compared to the prior year, excluding unfavorable foreign exchange effects of four percent, due to the same factors mentioned above. Operating income increased to $96.3 million and was affected by the same factors as mentioned above. Additionally, the results for the nine months ended March 31, 2000 include a gain of $4.7 million on the sale of $12.7 million of inventory to the FSS segment. This purchase by FSS was necessary in order for FSS to have access to Kennametal's branded inventory subsequent to the new business system implementation. MSSG operating income for the nine months ended March 31, 2001 and 2000 was reduced by $1.0 million and $11.2 million, respectively, related to restructuring and asset impairment charges. Additionally, the company incurred period costs of $0.2 million and $2.1 million, respectively, related to facility closings in the nine months ended March 31, 2001 and 2000 which were included in cost of goods sold as incurred.

ADVANCED MATERIALS SOLUTIONS GROUP

                                 Three Months Ended             Nine Months Ended
                                      March 31,                     March 31,
                               ----------------------        ------------------------
                                2001            2000           2001            2000
                               -------        -------        --------        --------
     External sales            $91,095        $85,814        $261,487        $253,550
     Intersegment sales          7,352          5,925          21,024          18,153
     Operating income           12,184          8,001          32,106          26,565

AMSG sales increased eight percent, from the March 2000 quarter, excluding unfavorable foreign exchange effects of two percent. Sales benefited from robust growth in energy, mining and engineered products groups due to increased gas and oil exploration and production, and higher demand for coal. This was partially offset from a decline in electronics due to a sharp decline in demand from the telecommunication industry.

Operating income increased to $12.2 million compared to $8.0 million a year ago and benefited from margin improvement in the energy and mining businesses from higher sales levels, partially offset by operating inefficiencies in the electronics business due to weak sales. AMSG operating income for the three months ended March 31, 2001 includes a $0.3 million credit associated with the net reduction of restructuring and asset impairment liabilities. Operating income for the three months ended March 31, 2000 was reduced by $4.4 million related to facility rationalization charges, asset impairment charges and costs associated with employee severance.

For the nine months ended March 31, 2001, AMSG sales increased six percent excluding unfavorable foreign currency effects of three percent due to the factors mentioned above. Operating income increased to $32.1 million due to the factors mentioned above. Additionally, operating income for the nine months ended March 31, 2000 was reduced by restructuring and asset impairment charges of $4.7 million as mentioned above.

J&L INDUSTRIAL SUPPLY

                                 Three Months Ended             Nine Months Ended
                                     March 31,                      March 31,
                               ----------------------        ------------------------
                                2001           2000           2001            2000
                               -------        -------        --------        --------
     External sales            $77,646        $96,212        $242,457        $270,954
     Intersegment sales            981          1,711           3,026           3,621
     Operating income            2,663          7,060           4,488          16,479

J&L Industrial Supply sales declined 18 percent, excluding unfavorable foreign exchange effects of one percent, compared to last year as sales continue to be significantly affected by the automotive downturn and further weakening in the broader U.S. industrial market.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

Operating income was $2.7 million and included a restructuring and asset impairment charge of $1.4 million, special charges of $0.1 million related to the tender offer to acquire the outstanding shares of JLK and $0.4 million related to product pruning initiatives. Excluding these charges, operating income of $4.6 million was primarily affected by lower sales levels, partially offset by operational improvements from the business improvement program. As part of a business improvement plan, J&L recorded a restructuring and asset impairment charge associated with the closure of two underperforming satellite locations and severance for 51 individuals.

For the nine months ended March 31, 2001, sales declined 10 percent excluding unfavorable foreign exchange effects of one percent, due to the factors mentioned above. Operating income of $4.5 million was reduced by $3.6 million related to restructuring and asset impairment charges related to ten satellite closures and severance for 54 individuals, $2.1 million of costs primarily related to the tender offer to acquire the outstanding shares of JLK and the product pruning charge. Excluding these costs, operating income was reduced due to the factors mentioned above.

FULL SERVICE SUPPLY

                                 Three Months Ended             Nine Months Ended
                                      March 31,                      March 31,
                               ----------------------        -----------------------
                                2001            2000           2001            2000
                               -------        -------        --------        -------
     External sales            $38,162        $35,115        $103,304        $93,894
     Intersegment sales            787          1,903           4,562          5,878
     Operating income            2,017          3,303           5,096          7,952

FSS sales increased nine percent compared to last year due to continued growth in these programs. This growth was tempered by the downturn in the automotive end market. Operating income was $2.0 million and included a restructuring charge of $0.2 million related to severance for five individuals. Excluding these charges, operating income of $2.2 million was primarily affected by a higher portion of sales to the low-margin automotive market.

For the nine months ended March 31, 2001, sales increased 10 percent due to the factors mentioned above. Operating income of $5.1 million was reduced by restructuring charges of $0.3 million related to severance for six individuals. Excluding these costs, operating income was reduced due to overall lower gross margins due to a shift in end markets served and higher operating expense due to higher shipping costs incurred to provide enhanced customer service.

LIQUIDITY AND CAPITAL RESOURCES

The company's cash flow from operations is the primary source of financing for capital expenditures and internal growth. During the nine months ended March 31, 2001, the company generated $133.5 million in cash flow from operations, a decline of $31.8 million compared to a year ago. The decline resulted primarily from lower working capital improvements.

Net cash used for investing activities was $79.5 million, an increase of $52.4 million compared to the prior year. The increase is due primarily to the purchase of all the outstanding shares of JLK for $40.5 million coupled with an increase in capital spending of $6.0 million in the nine months ended March 31, 2001.

Net cash used for financing activities was $56.1 million, a decline of $77.8 million compared to the prior year. This decline is due to lower debt repayments of $88.2 million coupled with higher company contributions of capital stock to U.S. defined contribution pension plans of $6.5 million. This was partially offset by treasury stock repurchases of $16.5 million. Lower debt repayments are the result of the purchase of the JLK minority interest, lower cash flow from operations and the repurchase of treasury stock.

The company generated free operating cash flow (FOCF) of $115.6 million and $158.2 million for the nine months ended March 31, 2001 and 2000, respectively. The decline in FOCF is primarily due to lower working capital improvements in the nine months ended March 31, 2001.

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

On December 20, 2000, the company entered into a EUR 212.0 million Euro-denominated revolving credit facility (Euro Credit Agreement) to hedge the foreign exchange exposure in the company's net investment in Euro-based subsidiaries and to diversify the company's interest rate exposure. Amounts borrowed under the Euro Credit Agreement are required to be used to repay indebtedness under the Bank Credit Agreement, and to the extent the Bank Credit Agreement is repaid, for working capital and general corporate purposes. At March 31, 2001, the Euro Credit Agreement bears interest at EURIBOR plus 1.00%, includes a commitment fee of 0.275% of the unused balance and matures in December 2003.

On January 8, 2001, the company borrowed EUR 212.0 million under this facility to meet its obligation under the Euro-denominated forward contracts. The proceeds from the Euro-denominated forward contracts of $191.1 million were used to repay amounts borrowed under the Bank Credit Agreement. Subsequently, the availability under the Bank Credit Agreement was permanently reduced to $700.0 million, resulting in a write-down of a portion of deferred financing fees of $0.3 million. This charge was recorded as a component of interest expense.

FINANCIAL CONDITION

Total assets were $1,857.2 million at March 31, 2001, a four percent decline from June 30, 2000. Net working capital was $414.8 million, up four percent from $397.4 million at June 30, 2000. The ratio of current assets to current liabilities at March 31, 2001 was 2.4 compared to 2.1 at June 30, 2000. Primary working capital as a percentage of sales (PWC%) at March 31, 2001 was 27.9 percent, compared to 29.4 percent at June 30, 2000 and 30.0 percent at March 31, 2000. The improvements in net working capital, the current ratio and PWC% are primarily due to company sponsored programs to reduce primary working capital. Additionally, net working capital and the current ratio benefited from repayment of $52.5 million of short-term notes payable to banks.

The total debt-to-total capital ratio was 45.1 percent at March 31, 2001, a decline from 45.6 percent at June 30, 2000 and 47.6 percent at March 31, 2000. The decline from June 30, 2000 is due to a modest debt reduction as a result of the acquisition of the JLK minority shares and the share repurchase program, partially offset by lower minority interest. The decline from March 31, 2000 is due to the $82.1 million reduction in debt during this twelve-month period, partially offset by lower minority interest.

ACQUISITION OF JLK MINORITY INTEREST

On July 20, 2000, the company proposed to the Board of Directors of JLK Direct Distribution Inc. (JLK), an 83-percent owned subsidiary of the company, to acquire the outstanding shares of JLK it does not already own. On September 11, 2000, the company and JLK announced that they entered into a definitive merger agreement for the company to acquire all the outstanding minority shares. Pursuant to the agreement, JLK agreed to commence a cash tender offer for all of its shares of Class A Common Stock at a price of $8.75 per share. The tender offer commenced on October 3, 2000 and expired on November 15, 2000 resulting in JLK reacquiring 4.3 million shares for $37.5 million. Following JLK's purchase of shares in the tender offer, the company acquired the minority shares at the same price in a merger. The company incurred transaction costs of $3.0 million, which were included in the total cost of the transaction. JLK incurred costs of $2.1 million associated with the transaction, which were expensed as incurred. The transaction was unanimously approved by the JLK Board of Directors, including its special committee comprised of independent directors of the JLK Board.

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

On November 3, 2000, the parties to the lawsuits entered into a Memorandum of Understanding (MOU) with respect to a proposed settlement of the lawsuits. The proposed settlement would provide for complete releases of the defendants, as well as among other persons their affiliates and representatives, and would extinguish and enjoin all claims that have been, could have been or could be asserted by or on behalf of any member of the class against the defendants which in any manner relate to the allegations, facts, or other matters raised in the lawsuits or which otherwise relate in any manner to the agreement, the offer and the merger. The MOU also provides, among other matters, for the payment by JLK of up to approximately $0.3 million in attorneys' fees and expenses to plaintiffs' counsel. No payment is to be made for liability or damages. The final settlement of the lawsuits, including the amount of attorneys' fees and expenses to be paid, is subject to court approval of a definitive stipulation of settlement.

STRATEGIC ALTERNATIVES

In April 2001, the company sold ATS Industrial Supply, Inc., its industrial supply distributor based in Salt Lake City, Utah, for $7 million. This action resulted in a net book loss of approximately $3 million and is in line with the company's strategy to refocus the J&L segment on its core catalog business. Annualized sales of this business were approximately $17 million.

The company is considering strategic alternatives for a subsidiary, Strong Tool Company, including the possible divestiture of this business or a portion thereof. In 2000, this business represented approximately $70 million in sales. The company is currently not a party to any written or oral agreement regarding the divestiture of this or any other business.

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

In September 2000, the Emerging Issues Task Force (EITF) finalized EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs", to address the diversity in the income statement classification of amounts charged to customers for shipping and handling, as well as for costs incurred related to shipping and handling. The Issue requires all amounts billed to a customer in a sale transaction related to shipping and handling be classified as revenue. The Issue further requires companies to adopt and disclose a policy on the accounting for shipping and handling costs. Such costs may not be netted against revenue, however, disclosure of the amount and classification of these costs is required. This Issue becomes effective for the June 2001 quarter and should not affect reported earnings, however, it will result in the reclassification of amounts in previously reported financial statements. The company is currently evaluating the effects of this Issue and is preparing a plan for implementation.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" as defined by Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, the extent that the economic conditions in the United States and Europe, and to a lesser extent, Asia Pacific are not sustained, risks associated with integrating and divesting businesses, demands on management resources, risks associated with international markets such as currency exchange rates, competition, commodity prices and risks associated with the implementation of restructuring actions and environmental remediation activities. The company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances occurring after the date hereof.

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

On December 20, 2000, the company entered into a EUR 212.0 million Euro-denominated revolving credit facility (Euro Credit Agreement) to hedge the foreign exchange exposure in the company's net investment in Euro-based subsidiaries and to diversify the company's interest rate exposure. Amounts borrowed under the Euro Credit Agreement are required to be used to repay indebtedness under the Bank Credit Agreement, and to the extent the Bank Credit Agreement is repaid, for working capital and general corporate purposes. At March 31, 2001, the Euro Credit Agreement bears interest at EURIBOR plus 1.00%, includes a commitment fee of 0.275% of the unused balance and matures in December 2003.

On January 8, 2001, the company borrowed EUR 212.0 million under this facility to meet its obligation under the Euro-denominated forward contracts. The proceeds from the Euro-denominated forward contracts of $191.1 million were used to repay amounts borrowed under the Bank Credit Agreement. Subsequently, the availability under the Bank Credit Agreement was permanently reduced to $700.0 million, resulting in a write-down of a portion of deferred financing fees of $0.3 million. This charge was recorded as a component of interest expense.

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

The company has recently experienced higher energy and raw material costs due to external market forces. In 2001, the company has been able to offset the affect of rising prices through cost reduction initiatives, price increases on products sold to customers and existing long-term purchase contracts. The company believes its competition also will experience this trend. The company will continue to make supply arrangements that meet the future planned operating requirements in a cost-effective manner, but cannot predict that future price increases will not have a material affect on the financial results of the company.

There were no additional material changes in the company's exposure to market risk from June 30, 2000.

                           PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 KENNAMETAL INC.



     Date:    May 15, 2001                   By: /s/ FRANK P. SIMPKINS
                                                -----------------------------
                                                 Frank P. Simpkins
                                                 Corporate Controller and
                                                 Chief Accounting Officer