Form 10-K405
period 2001-06-30
KENNAMETAL INC
filed 2001-09-18
CIK 55242

================================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of August 31, 2001, the aggregate market value of the registrant's Capital Stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $858,500,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant's Capital Stock have been deemed affiliates.

As of August 31, 2001, there were 31,166,858 shares of Capital Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2001 Annual Report to Shareowners are incorporated by reference into Parts I, II and IV.

Portions of the Proxy Statement for the 2001 Annual Meeting of Shareowners are incorporated by reference into Parts III and IV.

================================================================================

                                TABLE OF CONTENTS

Item No.                                                                                                Page
--------                                                                                                ----
                                          PART I

    1.  Business......................................................................................    1
    2.  Properties....................................................................................    8
    3.  Legal Proceedings.............................................................................    9
    4.  Submission of Matters to a Vote of Security Holders...........................................    9
        Officers of the Registrant....................................................................   10


                                        PART II

    5.  Market for the Registrant's Capital Stock and Related Shareowner Matters......................   12
    6.  Selected Financial Data.......................................................................   12
    7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........   12
   7a.  Quantitative and Qualitative Disclosures About Market Risk....................................   12
    8.  Financial Statements and Supplementary Data...................................................   12
    9.  Changes in and Disagreements on Accounting and Financial Disclosure...........................   12


                                       PART III

   10.  Directors and Executive Officers of the Registrant............................................   13
   11.  Executive Compensation........................................................................   13
   12.  Security Ownership of Certain Beneficial Owners and Management................................   13
   13.  Certain Relationships and Related Transactions................................................   13


                                       PART IV

   14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................   14

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

Kennametal specializes in developing and manufacturing metalworking tools and wear-resistant parts using a specialized type of powder metallurgy. Our metalworking tools are made of cemented tungsten carbides, ceramics, cermets, high-speed steel and other hard materials. We also manufacture and market a complete line of toolholders, toolholding systems and rotary cutting tools by machining and fabricating steel bars and other metal alloys. We are one of the largest suppliers of metalworking consumables and related products in the United States. Kennametal also manufactures tungsten carbide products used in engineered applications, mining and highway construction, and other similar applications, including circuit board drills, compacts and metallurgical powders.

This Form 10-K contains "forward-looking statements" as defined by Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, the extent that the economic conditions in the United States and Europe, and to a lesser extent, Asia Pacific deteriorate, risks associated with integrating and divesting businesses, demands on management resources, risks associated with international markets such as currency exchange rates and social and political environments, competition, commodity prices, and risks associated with the implementation of restructuring actions and environmental remediation. We undertake no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances occurring after the date hereof.

BUSINESS SEGMENT REVIEW

In September 2000, we reorganized the financial reporting of our operations to focus on global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG) and JLK/Industrial Supply, and corporate functional shared services. Subsequent to the acquisition of the minority shares of JLK Direct Distribution Inc., we split the financial reporting of these operations into two units, J&L Industrial Supply (J&L) and Full Service Supply (FSS). We also changed our internal reporting structure to add the operations of an integrated supply business to FSS, that was previously reported in J&L. Segment selection was based upon internal organizational structure, the manner in which we organize segments for making operating decisions and assessing performance, the availability of separate financial results, and materiality considerations. Sales and operating income by segment are presented on pages 23 through 25 of the 2001 Annual Report to Shareowners, and such information is incorporated herein by reference. Additional information about our operations and assets by segment and geographic area is presented on pages 50 and 51 of the 2001 Annual Report to Shareowners, and such information is incorporated herein by reference.

METALWORKING SOLUTIONS & SERVICES GROUP - MSSG

In the MSSG segment, we provide consumable metalcutting tools and tooling systems to manufacturing companies in a wide range of industries throughout the world. Metalcutting operations include turning, boring, threading, grooving, milling and drilling. Our tooling systems consist of a steel toolholder and an indexable cutting tool such as an insert or drill made from cemented tungsten carbides, high-speed steel and other hard materials. Other cutting tools include end mills, reamers and taps. We provide solutions to our customers' metalcutting needs through engineering services aimed at improving their competitiveness. We also manufacture cutting tools, drill bits, saw blades and other tools for the consumer market which are marketed under private label and other proprietary brands.

During a metalworking operation, the toolholder is positioned in a machine that provides the turning power. While the workpiece or toolholder is rapidly rotating, the cutting tool insert or drill contacts the workpiece and cuts or shapes the workpiece. The cutting tool insert or drill is consumed during use and must be replaced periodically.

We serve a wide variety of industries that cut and shape metal parts including manufacturers of automobiles, trucks, aerospace components, farm equipment, oil and gas drilling and processing equipment, railroad, marine, power generation equipment, machinery, appliances, factory equipment and metal components, as well as the job shops and maintenance operations. We deliver our products to customers through a direct field sales force, distribution, integrated supply programs, mail-order and e-business.

With a global marketing organization and operations worldwide, we believe we are the largest North American and the second largest global provider of consumable metalcutting tools and supplies.

ADVANCED MATERIALS SOLUTIONS GROUP - AMSG

In the AMSG segment, the principal business is the production and sale of cemented tungsten carbide products used in mining and highway construction, engineered applications, including circuit board drills, compacts and other similar applications. These products have technical commonality to our core metalworking products. We also sell metallurgical powders to manufacturers of cemented tungsten carbide products. We also provide application specific component design services and on-site application support services.

Our mining and construction tools are fabricated from steel parts and tipped with cemented carbide. Mining tools, used primarily in the coal industry, include longwall shearer and continuous miner drums, blocks, conical bits, drills, pinning rods, augers and a wide range of mining tool accessories. Highway construction cutting tools include carbide-tipped bits for ditching, trenching and road planing, grader blades for site preparation and routine roadbed control, and snowplow blades and shoes for winter road plowing. We produce these products for mine operators and suppliers, highway construction companies, municipal governments and manufacturers of mining equipment. We believe we are the world market leader in mining and highway construction tooling.

Our customers use engineered products in manufacturing or other operations where extremes of abrasion, corrosion or impact require combinations of hardness or other toughness afforded by cemented tungsten carbides or other hard materials. We sell these products through a direct field sales force and distribution. We believe we are the largest independent supplier of oil field compacts in the world. Compacts are the cutting edges of oil well drilling bits, which are commonly referred to as "rock bits."

J&L INDUSTRIAL SUPPLY - J&L

In this segment, we provide metalworking consumables and related products to small- and medium-sized manufacturers in the United States and the United Kingdom. J&L markets products and services through annual mail-order catalogs and monthly sales flyers, telemarketing, retail stores, the Internet and field sales. J&L distributes a broad range of metalcutting tools, abrasives, drills, machine tool accessories, precision measuring tools, gauges, hand tools and other supplies used in metalcutting operations. The majority of industrial supplies distributed by J&L are purchased from other manufacturers, although the product offering does include Kennametal-manufactured items.

FULL SERVICE SUPPLY - FSS

In the FSS segment, we provide metalworking consumables and related products to medium- and large-sized manufacturers in the United States and Canada. FSS offers integrated supply programs that provide inventory management systems, just-in-time availability and programs that focus on total cost savings. Through FSS programs, large commercially-oriented customers seeking a single source of metalcutting supplies engage us to carry out all aspects of complex metalworking supply processes, including needs assessment, cost analysis, procurement planning, supplier selection, "just-in-time" restocking of supplies and ongoing technical support.

INTERNATIONAL OPERATIONS

Our international operations are subject to the usual risks of doing business in those countries, including foreign currency exchange fluctuations and changes in social, political and economic environments. Our principal international operations in the MSSG and AMSG segments are conducted in Western Europe, Canada, the Asia Pacific region, China, South Africa and Mexico. In addition, we have manufacturing and/or distribution in Israel and South America, and sales agents, distributors and joint ventures in Eastern Europe and other areas of the world. Our Western European operations are integral to our U.S. operations, however, the diversification of our overall operations tend to minimize the impact on total sales and earnings of changes in demand in any one particular geographic area.

Our international assets and sales are presented on page 51 of the 2001 Annual Report to Shareowners, and such information is incorporated herein by reference. Information pertaining to the effects of foreign exchange risk is contained under the caption "Market Risk" in Management's Discussion and Analysis on pages 28 through 30 of the 2001 Annual Report to Shareowners and under the captions "Foreign Currency Translation" and "Derivative Financial Instruments and Hedging Activities" in the notes to the consolidated financial statements on pages 36 and 37 of the 2001 Annual Report to Shareowners. Such information is incorporated herein by reference.

MARKETING AND DISTRIBUTION

We sell our manufactured products through the following distinct sales channels:
(i) a direct sales force; (ii) integrated supply and FSS programs; (iii) retail showrooms; (iv) mail-order catalogs; (v) a network of independent distributors and sales agents in the United States and certain international markets; and
(vi) the Internet. Service engineers and technicians directly assist customers with product design, selection and application. In addition, we sell purchased products through FSS programs, retail showrooms, mail-order catalogs and the Internet.

We market our products under various trademarks and tradenames, such as Kennametal*, Hertel*, the letter K combined with other identifying letters and/or numbers*, Block Style K*, Kendex*, Kenloc*, KennaMAX*, Top Notch*, Erickson*, Kyon*, KM*, Drill-Fix*, Fix-Perfect*, Disston*, Chicago Latrobe*, Putnam*, Greenfield*, RTW* and Cleveland*. We also sell products to customers who resell such products under the customers' names or private labels.

RAW MATERIALS AND SUPPLIES

Major metallurgical raw materials consist of ore concentrates, compounds and secondary materials containing tungsten, tantalum, titanium, niobium and cobalt. Although adequate supply of these raw materials currently exists, our major sources for raw materials are located abroad and prices at times have been volatile. For these reasons, we exercise great care in the selection, purchase and inventory availability of raw materials. We also purchase steel bars and forgings for making toolholders, high-speed steel and other tool parts, rotary cutting tools and accessories. We obtain products purchased for use in manufacturing processes and for resale from thousands of suppliers located in the United States and abroad. Information pertaining to the effects of energy and raw material costs is contained under the caption "Market Risk" in Management's Discussion and Analysis on pages 28 through 30 of the 2001 Annual Report to Shareowners.

RESEARCH AND DEVELOPMENT

Our product development efforts focus on providing solutions to our customers' manufacturing problems and productivity requirements. We use a program, ACE or Achieving a Competitive Edge, to provide discipline and focus for the product development process by establishing "gateways," or sequential tests, during the development process to remove inefficiencies and accelerate improvements. ACE speeds and streamlines development into a series of actions and decision points, combining effort and resources to produce new and enhanced products, faster. ACE assures a strong link between customer needs and corporate strategy, and enables us to gain full benefit from our investment in new product development.

Research and development expenses totaled $18.9 million, $19.2 million and $18.8 million in 2001, 2000 and 1999, respectively. Additionally, certain costs associated with improving manufacturing processes are included in cost of goods sold. We hold a number of patents and licenses, which, in the aggregate, are not material to the operation of our businesses.

SEASONALITY

Our business is not materially affected by seasonal variations. However, to varying degrees, traditional summer vacation shutdowns of metalworking customers' plants and holiday shutdowns often affect our sales levels during the first and second quarters of our fiscal year.



-------------------------------------------------------------------------
* Trademark owned by Kennametal Inc. or a subsidiary of Kennametal Inc.

BACKLOG

Our backlog of orders generally is not significant to our operations. We fill approximately 90 percent of all orders from stock, and the balance generally is filled within short lead times.

COMPETITION

Kennametal is one of the world's leading producers of cemented carbide tools and high-speed steel tools, and maintains a strong competitive position, especially in North America and Europe. We actively compete in the sale of all our products, with approximately 30 companies engaged in the cemented tungsten carbide business in the United States and many more outside the United States. Several competitors are divisions of larger corporations. In addition, several hundred fabricators and toolmakers, many of whom operate out of relatively small shops, produce tools similar to ours and buy the cemented tungsten carbide components for such tools from cemented tungsten carbide producers, including Kennametal. Major competition exists from both U.S.-based and international-based concerns. In addition, we compete with thousands of industrial supply distributors.

The principal elements of competition in our businesses are service, product innovation, quality, availability and price. We believe that our competitive strength rests on our customer service capabilities, including multiple distribution channels, our global presence, state-of-the-art manufacturing capabilities, ability to develop solutions to customer needs through new and improved tools, and the consistent high quality of our products. Based upon our strengths, we are able to sell such products based on the value added to the customer rather than strictly on competitive prices.

REGULATION

Compliance with government laws and regulations pertaining to the discharge of materials or pollutants into the environment or otherwise relating to the protection of the environment did not have a material effect on our capital expenditures or competitive position for the years covered by this report, nor is such compliance expected to have a material effect in the future.

We are involved in various environmental cleanup and remediation activities at several of our manufacturing facilities. In addition, we are currently named as a potentially responsible party (PRP) at several Superfund sites in the United States. In December 1999, we recorded a remediation reserve of $3.0 million with respect to our involvement in these matters, which is recorded as a component of operating expense. This represents our best estimate of the undiscounted future obligation based on our evaluations and discussions with outside counsel and independent consultants, and the current facts and circumstances related to these matters. We recorded this liability because certain events occurred, including the identification of other PRPs, an assessment of potential remediation solutions and direction from the government for the remedial action plan, that clarified our level of involvement in these matters and our relationship to other PRPs. This led us to conclude that it was probable that a liability had been incurred. Through June 30, 2001, we have incurred costs of $0.4 million, which were charged to this accrual.

In addition to the amount currently reserved, we may be subject to loss contingencies related to these matters estimated to be up to an additional $3.0 million. We believe that such undiscounted unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. The reserved and unreserved liabilities could change substantially in the near term due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs and the involvement of and direction taken by the government on these matters.

We maintain a Corporate Environmental, Health and Safety (EH&S) Department, as well as an EH&S Policy Committee, to ensure compliance with environmental regulations and to monitor and oversee remediation activities. In addition, we have established an EH&S administrator at all our global manufacturing facilities. Our financial management team periodically meets with members of the Corporate EH&S Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly basis, we establish or adjust financial provisions and reserves for environmental contingencies in accordance with SFAS No. 5, "Accounting for Contingencies."

STOCK ISSUANCES

On March 20, 1998, we sold 3.45 million shares of capital stock resulting in net proceeds of $171.4 million. The proceeds were used to reduce a portion of our long-term debt.

On July 2, 1997, an initial public offering (IPO) of approximately 4.9 million shares of Class A Common Stock of JLK Direct Distribution Inc. (JLK) was consummated at a price of $20.00 per share. JLK operated the industrial supply operations consisting of our J&L America, Inc. subsidiary and our FSS programs. The net proceeds from the offering were $90.4 million and represented the sale of approximately 20 percent of JLK's common stock. JLK used the proceeds to repay $20.0 million of indebtedness related to a dividend to Kennametal and $20.0 million related to intercompany obligations to Kennametal incurred in 1997. Kennametal, in turn, used these proceeds to repay short-term debt. JLK used the remaining net proceeds of $50.4 million from the offering during 1998 to make acquisitions. In 1998, our ownership of JLK increased to 83 percent due to treasury stock purchases made by JLK since the IPO. In 2001, we reacquired the remaining minority shares in a tender offer by JLK. Information pertaining to this transaction is contained herein under the caption "Business Development."

BUSINESS DEVELOPMENT

In November 2000, we reacquired the minority shares of JLK for $40.8 million, including transaction costs of $3.3 million. In April 2001, we sold a distributor based in Utah for $6.8 million as part of an effort to refocus the J&L segment on its core catalog business. Additional information pertaining to these transactions is contained under the captions "Acquisition of JLK Minority Interest" and "Business Development" in Management's Discussion and Analysis on pages 27 and 28, and in the notes to the consolidated financial statements on pages 37 and 38 of the 2001 Annual Report to Shareowners.

In November 1997, we completed the acquisition of Greenfield Industries Inc. (Greenfield) for $1.0 billion. We acquired all of Greenfield's outstanding common stock for $38.00 per share, and assumed outstanding debt and convertible securities of $320.0 million. Greenfield is a manufacturer of consumable cutting tools and related products used in a variety of industrial, electronics, energy and construction, engineered and consumer markets. This acquisition increased our market share in the high-speed rotary steel product markets.

Additionally, we made several other acquisitions in 1999 and 1998 to expand our product offering and distribution channels. All acquisitions were accounted for using the purchase method of accounting.

We will continue to evaluate new opportunities that allow for the expansion of existing product lines into new market areas, either directly or indirectly through joint ventures, where appropriate.

EMPLOYEES

We employed approximately 12,525 persons at June 30, 2001, of which approximately 8,250 were located in the United States and 4,275 in other parts of the world, principally Europe and Asia Pacific. Approximately 2,400 employees were represented by labor unions, of which approximately 600 were hourly-rated employees located at five plants in the United States. The remaining 1,800 employees represented by labor unions were employed at fourteen locations outside of the United States. We consider our labor relations to be generally good.

CORPORATE DIRECTORY

Our consolidated subsidiaries and affiliated companies as of June 30, 2001 are:


CONSOLIDATED SUBSIDIARIES OF KENNAMETAL INC. (% OWNERSHIP, IF LESS THAN 100%) Kennametal Hertel de Argentina S.A., Argentina
Kennametal Australia Pty. Ltd., Australia
Kennametal Foreign Sales Corporation, Barbados
Kennametal Hertel do Brasil Ltda., Brazil
Kennametal Ltd., Canada
Kennametal Hertel Chile Ltda., Chile
Kennametal (China) Limited, China
Kennametal (Shanghai) Ltd., China
Kennametal Hardpoint (Shanghai) Ltd., China (90%)
Kennametal (Xuzhou) Company Limited, China
Kennametal Hardpoint H.K. Ltd., Hong Kong (90%)
Kennametal Hertel Japan, Ltd., Japan
Kennametal Hertel (Malaysia) Sdn. Bhd., Malaysia
Kennametal de Mexico, S.A. de C.V., Mexico
Kennametal/Becker-Warkop Ltd., Poland (84%)
Kennametal Hertel (Singapore) Pte. Ltd., Singapore
Kennametal South Africa (Proprietary) Limited, South Africa
Kennametal Hertel Korea Ltd., South Korea
Kennametal Hardpoint (Taiwan) Inc., Taiwan (90%)
Kennametal Hertel Co., Ltd., Thailand (75%)
Adaptive Technologies Corp., United States
Circle Machine Company, United States
Greenfield Industries, Inc., United States
Kennametal Financing II, United States
Kennametal Holdings Europe Inc., United States
Kennametal PC Inc., United States
Kennametal Receivables Corporation, United States
Kennametal TC Inc., United States

CONSOLIDATED SUBSIDIARIES OF KENNAMETAL HOLDINGS EUROPE INC.
Kennametal Europe Holding G.m.b.H., Germany
JLK Direct Distribution Inc., United States

CONSOLIDATED SUBSIDIARIES OF KENNAMETAL EUROPE HOLDING G.m.b.H
Cirbo Limited, England
Kennametal Hertel Europe Holding G.m.b.H., Germany

CONSOLIDATED SUBSIDIARIES OF JLK DIRECT DISTRIBUTION INC.
J&L America, Inc., United States

CONSOLIDATED SUBSIDIARIES OF KENNAMETAL HERTEL EUROPE HOLDING G.m.b.H. (% OWNERSHIP, IF LESS THAN 100%)
Kennametal Hertel AG, Germany (98%)
Kemmer Hartmetallwerkzeuge G.m.b.H., Germany
Kemmer Prazision G.m.b.H., Germany
Kennametal Hertel Hungaria Kft., Hungary
Kemmer Cirbo S.r.L., Italy

CONSOLIDATED SUBSIDIARIES OF KENNAMETAL HERTEL AG (% OWNERSHIP, IF LESS
THAN 100%)
Kennametal Hertel Belgium S.A., Belgium
Kennametal Hertel U.K. Holdings Limited, England
Kennametal Hertel Limited, England
Kennametal Hertel France S.A., France
Kennametal Hertel G.m.b.H., Germany
Kennametal Hertel International G.m.b.H., Germany
Kennametal Hertel Korea G.m.b.H., Germany
Rubig G.m.b.H. & Co. K.G., Germany
Kennametal Hertel S.p.A., Italy (55%)
Kennametal Hertel Nederland B.V., Netherlands
Nederlandse Hardmetaal Fabrieken B.V., Netherlands
Kennametal Hertel Kesici Takimlar ve Sistemler Anonim Sirketi, Turkey (64%)

CONSOLIDATED SUBSIDIARIES OF J&L AMERICA, INC.
J&L Industrial Supply Ltd., Canada
J&L Industrial Supply U.K., England (branch)
J&L Werkzeuge und Industriebedarf G.m.b.H., Germany
GRS Industrial Supply Company, United States
Production Tools Sales, Inc., United States
Strong Tool Co., United States

CONSOLIDATED SUBSIDIARIES OF GREENFIELD INDUSTRIES, INC.
Greenfield Industries, Incorporated Canada, Canada
Hanita Metal Works, Ltd., Israel
Cleveland Twist Drill de Mexico, S.A. de C.V., Mexico
Greenfield Tools de Mexico, S.A. de C.V., Mexico
Herramientas Cleveland, S.A. de C.V., Mexico
Carbidie Corporation, United States
Hanita Cutting Tools, Inc., United States
Kemmer International, Inc., United States
Rogers Tool Works, Inc., United States
South Deerfield Industrial, Inc., United States
TCM Europe, Inc., United States

AFFILIATED COMPANIES (% OWNERSHIP)
Kennametal Hertel G. Beisteiner G.m.b.H., Austria (26%)
ISIS Informatics Limited, England (20%)
Birla Kennametal Ltd., India (44%)
Kemmer Japan, Japan (29%)
Wilke Carbide B.V., Netherlands (50%)
PIGMA-Kennametal Joint Venture, Russia (49%)
Carbidie Asia Pacific Pte. Ltd., Singapore (40%)
Kenci, S.A., Spain (20%)

ITEM 2.   PROPERTIES

Our principal executive offices are located at 1600 Technology Way, P.O. Box 231, Latrobe, Pennsylvania, 15650. A summary of our principal manufacturing facilities is as follows:

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
International:
Victoria, Canada                      Owned          Wear Parts
Shanghai, China                       Owned          Metalworking Inserts
Xuzhou, China                         Owned          Mining Tools
Bodmin, England                       Owned          Circuit Board Drills and Routers
Kingswinford, England                 Leased         Metalworking Toolholders
Sheffield, England                    Leased         High Speed Steel Drills, Taps and End Mills
Bordeaux, France                      Leased         Metalworking Cutting Tools
Ebermannstadt, Germany                Owned          Metalworking Inserts
Lorch, Germany                        Leased         Circuit Board Drills
Mistelgau, Germany                    Owned          Metallurgical Powders, Metalworking Inserts and Wear Parts
Nabburg, Germany                      Owned          Metalworking Toolholders
Vohenstrauss, Germany                 Owned          Metalworking Carbide Drills
Schlomi, Israel                       Owned          High Speed Endmills
Milan, Italy                          Owned          Metalworking Cutting Tools
Pachuca, Mexico                       Owned          High Speed Steel Drills
Arnhem, Netherlands                   Owned          Wear Products

We also have a network of warehouses and customer service centers located throughout North America, Western Europe, Asia, South America and Australia, a significant portion of which are leased. The majority of our research and development efforts are conducted in a corporate technology center located adjacent to world headquarters in Latrobe, Pennsylvania and in Furth, Germany.

We use all significant properties in the business of powder metallurgy, tools, tooling systems and industrial supply. Our production capacity is adequate for our present needs. We believe that our properties have been adequately maintained, generally are in good condition and are suitable for our business as presently conducted.


ITEM 3.  LEGAL PROCEEDINGS

Incorporated by reference is information set forth in Part I herein under the caption "Regulation." Other than noted therein, there are no material pending legal proceedings, other than litigation incidental to the ordinary course of business, to which Kennametal or any of our subsidiaries is a party or of which any of our property is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2001, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

                           OFFICERS OF THE REGISTRANT

                  Name, Age, and Position                             Experience During Past Five Years (2)
                  -----------------------                             -------------------------------------
Markos I. Tambakeras, 50 (1)                                President and Chief Executive Officer since July 1,
President and Chief Executive Officer                       1999. Formerly, employed by Honeywell Inc. as
Director                                                    President of Industrial Controls Business from 1997 to
                                                            1999.

William R. Newlin, 60 (1)                                   Chairman of the Board since October 1996. Director
Chairman of the Board                                       since 1982.

David B. Arnold, 62 (1)                                     Vice President since 1979. Chief Technical Officer
Vice President                                              since 1988.
Chief Technical Officer

James R. Breisinger, 51 (1)                                 Vice President since 1990. Named Chief Operating
Vice President                                              Officer, Advanced Materials Solutions Group in August
Chief Operating Officer,                                    2000. Chief Financial Officer from September 1998 to
Advanced Materials Solutions Group                          August 2000. Chief Operating Officer, Greenfield
                                                            Industries, Inc. from March through September 1998.
                                                            Corporate Controller from 1994 to 1998.

M. Rizwan Chand, 38 (1)                                     Vice President since May 2000. Previously, Vice
Vice President                                              President, Human Resources for Aetna International in
Chief Human Resources Officer                               1999. Previously, with Mary Kay Inc. as Senior Vice
                                                            President, Global Human Resources from 1996 to 1999.

David T. Cofer, 56 (1)                                      Vice President since 1986. Secretary and General
Vice President                                              Counsel since 1982.
Secretary and General Counsel

Stanley B. Duzy, Jr., 54 (1)                                Vice President since November 1999. Formerly, employed
Vice President                                              by Honeywell Inc. as Vice President of Industrial
Business Development and Administration                     Controls Business from 1998 to 1999 and Vice President
                                                            and Controller, Asia Pacific from 1992 to 1997.


Derwin R. Gilbreath, 53 (1)                                 Vice President since January 1997. Named Chief
Vice President,                                             Operating Officer, Metalworking Solutions & Services
Chief Operating Officer,                                    Group in August 2000. Chief Operating Officer,
Metalworking Solutions & Services Group                     Greenfield Industries Inc. from September 1998 to August 2000.
                                                            Director of Global Manufacturing from 1995 to 1998.

F. Nicholas Grasberger III, 37 (1)                          Elected Vice President and Chief Financial Officer in
Vice President                                              August 2000. Formerly, Corporate Treasurer, H.J. Heinz
Chief Financial Officer                                     Company from 1997 to 2000.

Brian E. Kelly, 38                                          Elected Assistant Treasurer and named Director of Tax in
Assistant Treasurer                                         September 1998. Manager of Corporate Tax from 1996 to 1998.
Director of Tax

                 Name, Age, and Position                              Experience During Past Five Years (2)
                 -----------------------                              -------------------------------------
Lawrence J. Lanza, 52                                       Elected Assistant Treasurer and named Director of
Assistant Treasurer                                         Treasury Services in April 1999. Previously, Director,
Director of Treasury Services                               Global Capital Markets for CBS Corporation, formerly
                                                            Westinghouse Electric Corporation, from 1972 to 1998.

H. Patrick Mahanes, Jr., 58 (1)                             Vice President since 1987. Named Executive Vice
Executive Vice President                                    President, Global Strategic Initiatives in 2000. Chief
Global Strategic Initiatives                                Operating Officer from 1995 to August 2000.

James E. Morrison, 50                                       Vice President since 1994. Treasurer since 1987.
Vice President
Treasurer

Wayne D. Moser, 48                                          Vice President since 1998. General Manager, Mining &
Vice President                                              Construction since 1997.
General Manager, Mining & Construction

Ralph G. Niederst, 50 (1)                                   Elected Vice President in May 2000. Formerly, Director
Vice President                                              of Management Information Technology at Harsco
Chief Information Officer                                   Corporation's Heckett Multiserv from 1995 to 2000.

Kevin G. Nowe, 49                                           Assistant General Counsel since 1992 and Assistant
Assistant Secretary                                         Secretary since 1993.
Assistant General Counsel

Ajita G. Rajendra, 49                                       Elected Kennametal Vice President in 1998. General
Vice President                                              Manager of Industrial Products Group since 1997. Vice
General Manager, Industrial Products Group                  President of the Electronic Products Group of Greenfield
                                                            Industries Inc. from 1996 to 1997.

P. Mark Schiller, 53                                        Vice President since 1992. Director of Kennametal
Vice President                                              Distribution Services since 1990.
Director of Kennametal Distribution Services

Frank P. Simpkins, 38                                       Named Corporate Controller and Chief Accounting Officer
Corporate Controller and Chief Accounting Officer           in October 1998. Manager, External Reporting and
                                                            Investor Relations from 1995 to 1998.

Michael P. Wessner, 41 (1)                                  Elected Vice President in January 2001. Formerly, Chief
Vice President                                              Executive Officer, Emco/ESS Holdings from 1999 to 2000
Chief Operating Officer,                                    and Vice President, Midwest Region for Office Depot from
J&L Industrial Supply                                       1995 to 1999.

Notes:
------
(1)  Executive officer of the Registrant.

(2) Each officer has been elected by the Board of Directors to serve until removed or until a successor is elected and qualified, and has served continuously as an officer since first elected.

                                     PART II

The information required under Items 5 through 8 is included in the 2001 Annual Report to Shareowners and such information is incorporated herein by reference as indicated below.


ITEM 5.  MARKET FOR THE REGISTRANT CAPITAL STOCK AND RELATED SHAREOWNER MATTERS

Incorporated by reference is the Quarterly Financial Information (Unaudited) set forth on page 52 of the 2001 Annual Report to Shareowners.


ITEM 6.  SELECTED FINANCIAL DATA

Incorporated by reference is information with respect to the years 1997 to 2001 contained in the Eleven-Year Financial Highlights set forth on pages 56 and 57 of the 2001 Annual Report to Shareowners.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference is Management's Discussion & Analysis set forth on pages 19 to 30 of the 2001 Annual Report to Shareowners.


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference is the information contained in Management's Discussion & Analysis under the caption "Market Risk" set forth on pages 28 to 30 and the information under the caption "Financial Instruments" on pages 46 and 47 of the 2001 Annual Report to Shareowners.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference is Item 14(a)1 of this Form 10-K and the Quarterly Financial Information (Unaudited) set forth on page 52 of the 2001 Annual Report to Shareowners.


ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information set forth in Part I under the caption "Officers of the Registrant" and the information set forth under the caption "Election of Directors" in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 30, 2001 ("2001 Proxy Statement").


ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference is the information set forth under the caption "Compensation of Executive Officers" and certain information regarding directors' fees under the caption "Board of Directors and Board Committees" in the 2001 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information set forth under the caption "Ownership of Capital Stock by Directors, Nominees and Executive Officers" with respect to the directors' and officers' shareholdings and under the caption "Principal Holders of Voting Securities" with respect to other beneficial owners in the 2001 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is certain information set forth in the notes to the tables under the captions "Election of Directors" and "Compensation of Executive Officers" in the 2001 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this Form 10-K report.

      1.  Financial Statements

          The consolidated balance sheets as of June 30, 2001 and 2000, the consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended June 30, 2001 and the notes to consolidated financial statements, together with the report thereon of Arthur Andersen LLP dated July 20, 2001, presented in Kennametal's 2001 Annual Report to Shareowners, are incorporated herein by reference.

      2.  Financial Statement Schedule

          The financial statement schedule shown below should be read in conjunction with the consolidated financial statements contained in the 2001 Annual Report to Shareowners. Other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          Separate financial statements of Kennametal are omitted because Kennametal is primarily an operating company, and all significant subsidiaries included in the consolidated financial statements are wholly owned, with the exception of Kennametal Hertel AG, in which Kennametal has a 98 percent interest.

          Financial Statement Schedule:                                    Page
          ----------------------------                                     ----

          Report of Independent Public Accountants                          20

          Schedule II - Valuation and Qualifying Accounts for the
            Three Years Ended June 30, 2001                                 21

      3.  Exhibits

          (2)     Plan of Acquisition, Reorganization,
                  Arrangement, Liquidation, or Succession

                  (2.1)     Agreement and Plan of merger by            Exhibit (c)(1) of Schedule 14D-1
                            and among Kennametal Inc.,                 (SEC file no. reference no. 1-5318;
                            Kennametal Acquisition Corp.               docket entry date - October 17, 1997) is
                            (formerly Palmer Acquisition               incorporated herein by reference.
                            Corp.) and Greenfield Industries,
                            Inc. dated as of October 10, 1997

          (3)     Articles of Incorporation and Bylaws

                  (3.1)     Amended and Restated Articles              Exhibit 3.1 of the September 30, 1994
                            of Incorporation as Amended                Form 10-Q (SEC file no. reference no.
                                                                       1-5318; docket entry date - November 14, 1994)
                                                                       is incorporated herein by reference.

                  (3.2)     Bylaws                                     Exhibit 3.1 of the March 31, 1991 Form 10-Q
                                                                       (SEC file no. reference 1-5318; docket
                                                                       entry date - May 14, 1991) is incorporated
                                                                       herein by reference.

          (4)     Instruments Defining the Rights of
                  Security Holders, Including Indentures

                  (4.1)     Rights Agreement dated                     Exhibit 1 of the Form 8-A dated October 10,
                            October 25, 1990                           2000 is incorporated herein by reference.

          (10)    Material Contracts

                  (10.1)*   Prime Bonus Plan                           The discussion regarding the Prime Bonus
                                                                       Plan under the caption "Report of the
                                                                       Board of Directors Committee on
                                                                       Executive Compensation" contained in the
                                                                       2001 Proxy Statement is incorporated
                                                                       herein by reference.

                  (10.2)*   Stock Option and                           Exhibit 10.1 of the December 31, 1988
                            Incentive Plan of 1988                     Form 10-Q (SEC file no. reference 1-5318;
                                                                       docket entry date - February 9, 1989)
                                                                       is incorporated herein by reference.

                  (10.3)*   Deferred Fee Plan                          Exhibit 10.4 of the June 30, 1988
                            for Outside Directors                      Form 10-K (SEC file no. reference 1-5318;
                                                                       docket entry date - September 23, 1988) is
                                                                       incorporated herein by reference.

                  (10.4)*   Executive Deferred                         Exhibit 10.5 of the June 30, 1988
                            Compensation Trust Agreement               Form 10-K (SEC file no. reference 1-5318;
                                                                       docket entry date - September 23, 1988) is
                                                                       incorporated herein by reference.

                  (10.5)*   Directors Stock Incentive                  Exhibit 10.5 of the June 30, 1999
                            Plan, as amended                           Form 10-K is incorporated herein by
                                                                       reference.

                  (10.6)*   Performance Bonus Stock                    Exhibit 10.6 of the June 30, 1999
                            Plan of 1995, as amended                   Form 10-K is incorporated herein by
                                                                       reference.

                  (10.7)*   Stock Option and Incentive                 Exhibit 10.14 of the September 30,
                            Plan of 1996                               1996 Form 10-Q is incorporated herein
                                                                       by reference.

                  (10.8)*   Stock Option and Incentive Plan            Exhibit 10.8 of the December 31, 1996
                            of 1992, as amended                        Form 10-Q is incorporated herein by
                                                                       reference.

                  (10.9)*   Form of Employment Agreement with          Exhibit 10.9 of the June 30, 2000 Form
                            Named Executive Officers                   10-K is incorporated herein by reference.
                            (other than Mr. Tambakeras)

                 (10.10)*   Supplemental Executive                     Exhibit 10.10 of the June 30, 1999
                            Retirement Plan, as amended                Form 10-K is incorporated herein by
                                                                       reference.

---------------------------------------------------------
* Denotes management contract or compensatory plan or arrangement.

                 (10.11)    Credit Agreement with Mellon Bank,         Exhibit 10.2 of the December 31, 1997
                            N.A. and various creditors dated as of     Form 10-Q is incorporated herein
                            November 17, 1997                          by reference.

                 (10.12)    Guaranty and Suretyship Agreement          Exhibit 10.3 of the December 31, 1997
                            with Mellon Bank, N.A. dated               Form 10-Q is incorporated herein
                            November 17, 1997                          by reference.

                 (10.13)    Amendment to Credit Agreement with         Exhibit 10.18 of the June 30, 1998
                            Mellon Bank, N.A. and various creditors    Form 10-K is incorporated herein
                            dated as of November 26, 1997              by reference.

                 (10.14)    Amendment to Credit Agreement with         Exhibit 10.19 of the June 30, 1998
                            Mellon Bank, N.A. and various creditors    Form 10-K is incorporated herein
                            dated as of December 19, 1997              by reference.

                 (10.15)    Amendment to Credit Agreement with         Exhibit 10.20 of the June 30, 1998
                            Mellon Bank, N.A. and various creditors    Form 10-K is incorporated herein
                            dated as of March 19, 1998                 by reference.

                 (10.16)    Amendment to Credit Agreement with         Exhibit 10.1 of the December 31, 1998
                            Mellon Bank, N.A. and various creditors    Form 10-Q is incorporated herein
                            dated as of December 15, 1998              by reference.

                 (10.17)    Amendment to Credit Agreement with         Exhibit 10.1 of the March 31, 1999
                            Mellon Bank, N.A. and various creditors    Form 10-Q is incorporated herein
                            dated as of March 31, 1999                 by reference.

                 (10.18)*   Executive Employment Agreement             Exhibit 10.1 of the June 11, 1999
                            dated May 4, 1999 between Kennametal       Form 8-K is incorporated herein
                            Inc. and Markos I. Tambakeras              by reference.

                 (10.19)*   Kennametal Inc. 1999 Stock Plan            Exhibit 10.5 of the June 11, 1999
                                                                       Form 8-K is incorporated herein
                                                                       by reference.

                 (10.20)    Amendment to Credit Agreement with         Exhibit 10.1 of the September 30, 1999
                            Mellon Bank, N.A. and various creditors    Form 10-Q is incorporated herein
                            dated as of October 1, 1999                by reference.

                 (10.21)*   Kennametal Inc. Stock Option and           Exhibit A of the 1999 Proxy Statement
                            Incentive Plan of 1999                     is incorporated herein by reference.

                 (10.22)*   Amendment to Executive Employment          Exhibit 10.1 of the March 31, 2000
                            Agreement between Kennametal Inc.          Form 10-Q is incorporated herein
                            and Markos I. Tambakeras dated             by reference.
                            March 3, 2000

                 (10.23)    Amendment to Credit Agreement              Exhibit 10.1 of the December 31, 2000
                            with Mellon Bank, N.A. and various         Form 10-Q is incorporated herein by
                            creditors dated December 6, 2000           reference.

---------------------------------------------------------
* Denotes management contract or compensatory plan or arrangement.

                 (10.24)    Credit Amendment with Deutsche             Exhibit 10.2 of the December 31, 2000
                            Bank AG and various creditors dated        Form 10-Q is incorporated herein by
                            as of December 20, 2000                    reference.

                 (10.25)    Guaranty and Suretyship Agreement          Exhibit 10.3 of the December 31, 2000
                            with Deutsche Bank AG dated                Form 10-Q is incorporated herein by
                            December 20, 2000                          reference.

          (13)    Annual Report to Shareowners                         Portions of the 2001 Annual Report are
                  ----------------------------                         filed herewith.

          (21)    Subsidiaries of the Registrant                       Filed herewith.
                  ------------------------------

          (23)    Consent of Independent Public Accountants            Filed herewith.
                  -----------------------------------------

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended June 30, 2001.

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


Date:  September 18, 2001


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

           SIGNATURE                                     TITLE                               DATE
           ---------                                     -----                               ----
/s/  William R. Newlin
---------------------------------
     William R. Newlin                        Chairman of the Board                 September 18, 2001


/s/  Markos I. Tambakeras
---------------------------------
     Markos I. Tambakeras                     President, Chief Executive            September 18, 2001
                                              Officer and Director


/s/  F. Nicholas Grasberger III
----------------------------------
     F. Nicholas Grasberger III               Vice President and                    September 18, 2001
                                              Chief Financial Officer

           SIGNATURE                                     TITLE                               DATE
           ---------                                     -----                               ----
/s/  Richard C. Alberding
----------------------------------
     Richard C. Alberding                              Director                     September 18, 2001


/s/  Peter B. Bartlett
----------------------------------
     Peter B. Bartlett                                 Director                     September 18, 2001


/s/  A. Peter Held
----------------------------------
     A. Peter Held                                     Director                     September 18, 2001


/s/  Kathleen J. Hempel
----------------------------------
     Kathleen J. Hempel                                Director                     September 18, 2001


/s/  Timothy S. Lucas
----------------------------------
     Timothy S. Lucas                                  Director                     September 18, 2001


/s/  Aloysius T. McLaughlin, Jr.
----------------------------------
     Aloysius T. McLaughlin, Jr.                       Director                     September 18, 2001


/s/  Larry Yost
----------------------------------
     Larry Yost                                        Director                     September 18, 2001


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Shareowners of Kennametal Inc.

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Kennametal Inc.'s annual report to shareowners incorporated by reference in this Form 10-K, and have issued our report thereon dated July 20, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in Item 14 (a)2 of this Form 10-K is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                               /s/  Arthur Andersen LLP
                                               ---------------------------
                                                    Arthur Andersen LLP


Pittsburgh, Pennsylvania
July 20, 2001

KENNAMETAL INC.                                                     SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED JUNE 30, 2001
-------------------------------------------------------------------------------
(dollars in thousands)

                                                                   Additions
                                                 ----------------------------------------------
                                Balance at       Charged to                                           Deductions       Balance at
                               Beginning of      Costs and                             Other             from            End of
Description                        Year           Expenses         Recoveries       Adjustments        Reserves           Year
-----------                    ------------      ---------         ----------       -----------        --------           ----
2001

Allowance for
     doubtful accounts            $12,214         $ 2,576             $324           $(918)(a)        $ 6,197(b)         $ 7,999
                                  =======         =======             ====           =====            =======            =======

Restructuring and asset
     impairment charges           $ 7,565         $13,106             $ --           $  82 (c)        $14,270(d)         $ 6,483
                                  =======         =======             ====           =====            =======            =======

2000

Allowance for
     doubtful accounts            $15,269         $ 4,177             $596           $(307)(a)        $ 7,521(b)         $12,214
                                  =======         =======             ====           =====            =======            =======

Restructuring and asset
     impairment charges           $ 3,567         $18,626             $ --           $ 595 (e)        $15,223(d)         $ 7,565
                                  =======         =======             ====           =====            =======            =======

1999

Allowance for
     doubtful accounts            $11,974         $ 8,230             $365           $(398)(a)        $ 4,902(b)         $15,269
                                  =======         =======             ====           =====            =======            =======

Restructuring and asset
     impairment charges           $    --         $20,837             $ --           $  --            $17,270(d)         $ 3,567
                                  =======         =======             ====           =====            =======            =======



(a) Represents foreign currency translation adjustment and reserves acquired through business combinations.
(b)  Represents uncollected accounts charged against the allowance.
(c) Represents adjustments for net incremental costs incurred related to restructuring programs initiated in 2000 and 1999.
(d) Represents asset write-downs, non-cash adjustments and cash expenditures charged against the accrual.
(e) Represents adjustment for company receiving more value upon disposition of property than initially anticipated.