Form 10-Q
period 2001-09-30
KENNAMETAL INC
filed 2001-11-14
CIK 55242

================================================================================


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                          Commission file number 1-5318


                                 KENNAMETAL INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)


             PENNSYLVANIA                                 25-0900168
             ------------                                 ----------
     (State or other jurisdiction                      (I.R.S. Employer
           of incorporation)                          Identification No.)


                               WORLD HEADQUARTERS
                               1600 TECHNOLOGY WAY
                                  P.O. BOX 231
                        LATROBE, PENNSYLVANIA 15650-0231
                        --------------------------------
              (Address of registrant's principal executive offices)

       Registrant's telephone number, including area code: (724) 539-5000
                                                           --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]   NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date:

           Title Of Each Class                   Outstanding at October 31, 2001
----------------------------------------         -------------------------------
Capital Stock, par value $1.25 per share                     30,889,438


================================================================================

                                 KENNAMETAL INC.
                                    FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 2001



                                TABLE OF CONTENTS



Item No.                                                                   Page
--------                                                                   ----
                          PART I. FINANCIAL INFORMATION

1.   Financial Statements:

     Condensed Consolidated Statements of Income (Unaudited)
     Three months ended September 30, 2001 and 2000.......................   1

     Condensed Consolidated Balance Sheets (Unaudited)
     September 30, 2001 and June 30, 2001.................................   2

     Condensed Consolidated Statements of Cash Flows (Unaudited)
     Three months ended September 30, 2001 and 2000.......................   3

     Notes to Condensed Consolidated Financial Statements (Unaudited).....   4

2.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................  10

3.   Quantitative and Qualitative Disclosures about Market Risk...........  15


                           PART II. OTHER INFORMATION


4.       Submission of Matters to a Vote of Security Holders..............  16

6.       Exhibits and Reports on Form 8-K.................................  16

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------------------------------
(in thousands, except per share data)

                                                                               Three Months Ended
                                                                                  September 30,
                                                                          ---------------------------
                                                                             2001              2000
                                                                             ----              ----
OPERATIONS
Net sales                                                                 $ 406,654         $ 453,635
Cost of goods sold                                                          276,815           301,019
                                                                          ---------         ---------
Gross profit                                                                129,839           152,616
Operating expense                                                            99,877           111,286
Restructuring and asset impairment charge                                     1,578             1,535
Amortization of intangibles                                                     690             6,323
                                                                          ---------         ---------
Operating income                                                             27,694            33,472
Interest expense                                                              9,041            12,885
Other expense, net                                                               54             2,868
                                                                          ---------         ---------
Income before provision for income taxes and minority interest               18,599            17,719
Provision for income taxes                                                    5,951             7,176
Minority interest                                                               204               602
                                                                          ---------         ---------
Income before cumulative effect of change in accounting principle            12,444             9,941
Cumulative effect of change in accounting principle,
    net of tax of $399                                                         --                (599)
                                                                          ---------         ---------
Net income                                                                $  12,444         $   9,342
                                                                          =========         =========

PER SHARE DATA
Basic earnings per share before cumulative effect
    of change in accounting principle                                     $    0.40         $    0.32
Cumulative effect of change in accounting principle per share                  --               (0.02)
                                                                          ---------         ---------
Basic earnings per share                                                  $    0.40         $    0.30
                                                                          =========         =========

Diluted earnings per share before cumulative effect
    of change in accounting principle                                     $    0.40         $    0.32
Cumulative effect of change in accounting principle per share                  --               (0.02)
                                                                          ---------         ---------
Diluted earnings per share                                                $    0.40         $    0.30
                                                                          =========         =========

Dividends per share                                                       $    0.17         $    0.17
                                                                          =========         =========

Basic weighted average shares outstanding                                    30,992            30,703
                                                                          =========         =========

Diluted weighted average shares outstanding                                  31,435            30,742
                                                                          =========         =========


See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------
(in thousands)

                                                                            September 30,          June 30,
                                                                                2001                 2001
                                                                                ----                 ----
ASSETS
Current assets:
   Cash and equivalents                                                     $    10,722          $    12,940
   Marketable equity securities available-for-sale                                9,065               12,419
   Accounts receivable, less allowance for
     doubtful accounts of $8,403 and $7,999                                     196,003              206,175
   Inventories                                                                  382,701              373,221
   Deferred income taxes                                                         64,673               57,452
   Other current assets                                                          15,971               18,989
                                                                            -----------          -----------
Total current assets                                                            679,135              681,196
                                                                            -----------          -----------

Property, plant and equipment:
   Land and buildings                                                           231,644              227,382
   Machinery and equipment                                                      802,092              776,494
   Less accumulated depreciation                                               (566,468)            (531,002)
                                                                            -----------          -----------
Net property, plant and equipment                                               467,268              472,874
                                                                            -----------          -----------

Other assets:
   Investments in affiliated companies                                            4,224                3,875
   Intangible assets, less accumulated amortization
     of $108,635 and $108,675                                                   625,243              624,760
   Other                                                                         46,719               42,737
                                                                            -----------          -----------
Total other assets                                                              676,186              671,372
                                                                            -----------          -----------
Total assets                                                                $ 1,822,589          $ 1,825,442
                                                                            ===========          ===========

LIABILITIES
Current liabilities:
   Current maturities of long-term debt and capital leases                  $   395,973          $     2,031
   Notes payable to banks                                                        22,475               22,499
   Accounts payable                                                             103,993              118,073
   Accrued vacation pay                                                          28,991               29,134
   Accrued income taxes                                                           6,442               16,425
   Accrued payroll                                                               22,484               22,189
   Other current liabilities                                                     79,138               84,134
                                                                            -----------          -----------
Total current liabilities                                                       659,496              294,485
                                                                            -----------          -----------
Long-term debt and capital leases, less current maturities                      209,613              582,585
Deferred income taxes                                                            50,945               53,844
Other liabilities                                                                90,716               87,898
                                                                            -----------          -----------
Total liabilities                                                             1,010,770            1,018,812
                                                                            -----------          -----------
Minority interest in consolidated subsidiaries                                   10,187                9,861
                                                                            -----------          -----------

SHAREOWNERS' EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued                --                   --
Capital stock, $1.25 par value; 70,000 shares authorized;
   33,695 and 33,615 shares issued                                               42,119               42,018
Additional paid-in capital                                                      363,437              353,804
Retained earnings                                                               548,136              540,965
Treasury shares, at cost; 2,859 and 2,774 shares held                           (75,108)             (65,963)
Unearned compensation                                                            (5,579)              (2,165)
Accumulated other comprehensive loss                                            (71,373)             (71,890)
                                                                            -----------          -----------
Total shareowners' equity                                                       801,632              796,769
                                                                            -----------          -----------
Total liabilities and shareowners' equity                                   $ 1,822,589          $ 1,825,442
                                                                            ===========          ===========

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands)

                                                                               Three Months Ended
                                                                                  September 30,
                                                                           --------------------------
                                                                             2001              2000
                                                                             ----              ----
OPERATING ACTIVITIES
Net income                                                                 $ 12,444          $  9,342
Adjustments for non-cash items:
   Depreciation                                                              18,022            18,243
   Amortization                                                                 690             6,323
   Restructuring and asset impairment charge                                   --                 235
   Cumulative effect of change in accounting principle, net of tax             --                 599
   Other                                                                     (1,153)            2,155
Changes in certain assets and liabilities:
   Accounts receivable                                                       18,322             7,444
   Proceeds from accounts receivable securitization                          (3,300)            1,500
   Inventories                                                               (1,683)           10,801
   Accounts payable and accrued liabilities                                 (23,658)           (4,765)
   Other                                                                    (10,857)           (3,543)
                                                                           --------          --------
Net cash flow from operating activities                                       8,827            48,334
                                                                           --------          --------

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                  (10,027)          (11,471)
Disposals of property, plant and equipment                                    2,605                84
Purchase of subsidiary stock                                                   --              (1,947)
Other                                                                           304              (165)
                                                                           --------          --------
Net cash flow used for investing activities                                  (7,118)          (13,499)
                                                                           --------          --------

FINANCING ACTIVITIES
Net decrease in notes payable                                                  (101)           (1,333)
Net decrease (increase) in revolver and other lines of credit                 5,000           (23,900)
Term debt borrowings                                                            201               350
Term debt repayments                                                           (689)             (718)
Purchase of treasury stock                                                  (12,417)             --
Dividend reinvestment and employee benefit and stock plans                    9,163             5,736
Cash dividends paid to shareowners                                           (5,273)           (5,222)
                                                                           --------          --------
Net cash flow used for financing activities                                  (4,116)          (25,087)
                                                                           --------          --------

Effect of exchange rate changes on cash and equivalents                         189              (511)
                                                                           --------          --------

CASH AND EQUIVALENTS
Net increase (decrease) in cash and equivalents                              (2,218)            9,237
Cash and equivalents, beginning of year                                      12,940            22,323
                                                                           --------          --------
Cash and equivalents, end of period                                        $ 10,722          $ 31,560
                                                                           ========          ========

SUPPLEMENTAL DISCLOSURES
Interest paid                                                              $  7,054          $ 13,087
Income taxes paid                                                            16,212             7,770

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
-------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in our 2001 Annual Report. The condensed consolidated balance sheet as of June 30, 2001 was derived from the audited balance sheet included in our 2001 Annual Report. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair presentation were made and all adjustments are normal, recurring adjustments. The results for the three months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a "year" is to a fiscal year ended June 30. We reclassified certain amounts in the prior years' consolidated financial statements to conform with the current year presentation.

2. Inventories are stated at lower of cost or market. We use the last-in, first-out (LIFO) method for determining the cost of a significant portion of our U.S. inventories. We determine cost for the remainder of our inventories under the first-in, first-out (FIFO) or average cost methods. We used the LIFO method of valuing inventories for approximately 50 percent of total inventories at September 30, 2001. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

     Inventories as of the balance sheet dates consisted of the following (in thousands):

                                                September 30,         June 30,
                                                     2001               2001
                                                     ----               ----
        Finished goods                            $ 290,534          $ 284,801
        Work in process and powder blends            99,547             94,231
        Raw materials and supplies                   36,311             32,130
                                                  ---------          ---------
        Inventory at current cost                   426,392            411,162
        Less LIFO valuation                         (43,691)           (37,941)
                                                  ---------          ---------
        Total inventories                         $ 382,701          $ 373,221
                                                  =========          =========

3. We are involved in various environmental cleanup and remediation activities at several of our manufacturing facilities. In addition, we are currently named as a potentially responsible party (PRP) at several Superfund sites in the United States. In December 1999, we recorded a remediation reserve of $3.0 million with respect to our involvement in these matters, which was recorded as a component of operating expense. This represents our best estimate of the undiscounted future obligation based on our evaluations and discussions with outside counsel and independent consultants, and the current facts and circumstances related to these matters. We recorded this liability because certain events occurred, including the identification of other PRPs, an assessment of potential remediation solutions and direction from the government for the remedial action plan that clarified our level of involvement in these matters and our relationship to other PRPs. This led us to conclude that it was probable a liability had been incurred. Through September 30, 2001, we incurred costs of $0.4 million, which were charged against this accrual.

     In addition to the amount currently reserved, we may be subject to loss contingencies related to these matters estimated to be up to an additional $3.0 million. We believe that such undiscounted unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. The reserved and unreserved liabilities for all environmental concerns could change substantially in the near term due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs and the involvement of and direction taken by government agencies on these matters.

KENNAMETAL INC.
-------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     We maintain a Corporate Environmental, Health and Safety (EH&S) Department, as well as an EH&S Policy Committee, to ensure compliance with environmental regulations and to monitor and oversee remediation activities. In addition, we have established an EH&S administrator at all our global manufacturing facilities. Our financial management team periodically meets with members of the Corporate EH&S Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly basis, we establish or adjust financial provisions and reserves for environmental contingencies in accordance with Statement of Financial Accounting Standard
     (SFAS) No. 5, "Accounting for Contingencies."

4. For purposes of determining the number of dilutive shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due to the dilutive effect of unexercised stock options by 442,942 and 39,253 for the three months ended September 30, 2001 and 2000, respectively. Options to purchase 1.3 million and 2.2 million shares at September 30, 2001 and 2000, respectively, are not included in the computation of diluted earnings per share because the option price was greater than the average market price.

5. Comprehensive income (loss) for the three months ended September 30, 2001 and 2000 is as follows (in thousands):

                                                                                     Three Months Ended
                                                                                        September 30,
                                                                                 ---------------------------
                                                                                   2001              2000
                                                                                   ----              ----

         Net income                                                              $ 12,444          $   9,342
         Cumulative effect of change in accounting
              principle, net of tax                                                    --              1,571
         Unrealized loss on derivatives designated
              and qualified as cash flow hedges, net of tax                        (1,533)             (302)
         Reclassification of unrealized gains or losses
              on matured derivatives, net of tax                                     (636)              (58)
         Unrealized loss on marketable equity securities
              available-for-sale, net of tax                                       (2,285)           (1,618)
         Minimum pension liability adjustment, net of tax                            (281)               47
         Foreign currency translation adjustments                                   5,252           (10,127)
                                                                                 --------          ---------
         Comprehensive income (loss)                                             $ 12,961          $ (1,145)
                                                                                 ========          ========

     The components of accumulated other comprehensive loss consist of the following (in thousands):

                                                                               September 30,        June 30,
                                                                                   2001               2001
                                                                                   ----               ----
         Unrealized gain (loss) on marketable equity securities
              available-for-sale, net of tax                                     $ (1,001)          $  1,284
         Unrealized losses on derivatives designated and
              qualified as cash flow hedges, net of tax                            (4,691)            (2,522)
         Minimum pension liability adjustment, net of tax                          (3,801)            (3,520)
         Foreign currency translation adjustments                                 (61,880)           (67,132)
                                                                                 --------           --------
         Total accumulated other comprehensive loss                              $(71,373)          $(71,890)
                                                                                 ========           ========

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

6. On July 1, 2000, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," resulting in the recording of current assets of $1.6 million, long-term assets of $1.4 million, current liabilities of $1.3 million, long-term liabilities of $0.7 million, a decrease in accumulated other comprehensive loss of $1.6 million, net of tax, and a loss from the cumulative effect from the change in accounting principle of $0.6 million, net of tax.

     We recognized income of $0.1 million and expense of $0.1 million as a component of other expense, net during the three months ended September 30, 2001 and 2000, respectively, related to hedge ineffectiveness. Based upon foreign exchange and interest rates at September 30, 2001, we expect to recognize into earnings in the next 12 months net current liabilities of $4.9 million related to outstanding derivative instruments and net gains of $0.2 million, recorded in accumulated other comprehensive loss, related to expired derivative instruments.

7. Effective July 1, 2001, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective July 1, 2001. Material amounts of recorded goodwill attributable to each of our reporting units, including those affected by the restructuring program announced in November 2001 (see
     Note 11), currently is being tested for impairment by comparing the fair value of each reporting unit with its carrying value. This testing could result in an impairment loss. These impairment tests are required to be performed within six months of adoption of SFAS No. 142, or December 31, 2001, and at least annually thereafter. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during the June quarter, in connection with our annual budgeting process.

     Under SFAS No. 142, any impairment adjustment recognized at adoption of this standard will be reflected as a cumulative effect of accounting change. Impairment adjustments recognized after adoption, if any, are required to be recognized as a component of operating expense.

     The carrying amount of goodwill attributable to each segment at September 30, 2001 and June 30, 2001 is as follows (in thousands):

                                                      September 30,           June 30,
                                                          2001                  2001
                                                      -------------           --------
                    MSSG                                $316,376              $315,463
                    AMSG                                 249,696               249,345
                    J&L Industrial Supply                 45,748                45,748
                    Full Service Supply                    4,707                 4,707
                                                        --------              --------
                    Total                               $616,527              $615,263
                                                        ========              ========

     In connection with adopting SFAS No. 142, we also reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continue to be appropriate. The remaining lives of these assets primarily range from one to four years. The components of our amortized intangible assets are as follows (in thousands):

                                             September 30, 2001                   June 30, 2001
                                       ------------------------------     -------------------------------
                                       Gross Carrying    Accumulated      Gross Carrying    Accumulated
                                           Amount        Amortization         Amount        Amortization
                                           ------        ------------         ------        ------------
         Contract based                   $ 11,492         $ (7,971)         $ 12,098         $ (7,969)
         Technology based and other          4,816           (2,855)            5,098           (2,817)
         Intangible pension asset            3,234             --               3,087             --
                                          --------         --------          --------         --------
         Total                            $ 19,542         $(10,826)         $ 20,283         $(10,786)
                                          ========         ========          ========         ========


KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


     Amortization expense for intangible assets during the September 2001 quarter was $0.7 million. Estimated amortization expense for the remainder of 2002 and the five succeeding years are as follows (in thousands):

                                                        Estimated
                                                      Amortization
                                                         Expense
                                                         -------
                    2002 (remainder)                     $2,067
                    2003                                  1,931
                    2004                                    644
                    2005                                    283
                    2006                                    219
                    2007                                     90


     Actual results of operations for the three months ended September 30, 2001 and pro forma results of operations for the three months ended September 30, 2000 had we applied the non-amortization provisions of SFAS No. 142 in that period are as follows (in thousands, except per share amounts):

                                                              Three Months Ended
                                                                  September 30,
                                                         -----------------------------
                                                            2001               2000
                                                         ----------         ----------
          Reported net income                            $   12,444         $    9,342
          Add: goodwill amortization, net of tax               --                4,211
                                                         ----------         ----------
          Adjusted net income                            $   12,444         $   13,553
                                                         ==========         ==========

          Basic earnings per share:
               Reported net income                       $     0.40         $     0.30
               Goodwill amortization                           --                 0.14
                                                         ----------         ----------
               Adjusted net income                       $     0.40         $     0.44
                                                         ==========         ==========

          Diluted earnings per share:
               Reported net income                       $     0.40         $     0.30
               Goodwill amortization                           --                 0.14
                                                         ----------         ----------
               Adjusted net income                       $     0.40         $     0.44
                                                         ==========         ==========

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

8. In 2001, we began to implement a business improvement plan in the J&L Industrial Supply (J&L) and Full Service Supply (FSS) segments. In the J&L segment for the September 2001 quarter, we recorded a restructuring and asset impairment charge of $1.6 million, including $1.1 million for severance for 20 individuals, $0.3 million for facility closures and $0.2 million for the closure of the German operations. In the FSS segment for the September 2001 quarter, we recorded restructuring charges for severance related to five individuals. Additionally in 2001, we took actions to reduce our salaried work force in response to the weakened U.S. manufacturing sector. This core-business resize program is completed. The costs accrued for these plans were based on estimates using the latest information available at the time that the accrual was established. We continue to review our business strategies and pursue other cost-reduction activities in all business segments, some of which could result in future charges. September 2001 charges and the restructuring accrual at September 30, 2001 are as follows (in thousands):

                                                            Restructuring
                                                               Expense
                                               June 30,        For New                           Cash         September 30,
                                                 2001        Initiatives      Adjustments     Expenditures        2001
                                               -------       -----------      -----------     ------------      --------
     J&L business improvement program:
         Employee severance                    $   251         $ 1,086         $  --            $(1,139)         $   198
         Facility closures                         940             452              79             (445)           1,026
     FSS business improvement program              141              42             (71)             (76)              36
     Core-business resize program                2,336            --               (10)          (1,091)           1,235
                                               -------         -------         -------          -------          -------
     Total                                     $ 3,668         $ 1,580         $    (2)         $(2,751)         $ 2,495
                                               =======         =======         =======          =======          =======

     In the September 2001 quarter, we incurred period costs of $0.1 million related to these initiatives which were included in cost of goods sold as incurred. The adjustments for the facility closures were due to incremental costs incurred to exit these facilities. The other adjustments relate to reductions in actual amounts paid for severance costs compared to what was initially anticipated. We recorded these adjustments as a component of restructuring and asset impairment charge.

     In 2000, we announced plans to close, consolidate or downsize several plants, warehouses and offices, and associated work force reductions as part of our overall plan to increase asset utilization and financial performance, and to reposition Kennametal to become the premier tooling solutions supplier. The costs charged against the restructuring accrual for the 2000 programs as of September 30, 2001 were as follows (in thousands):

                                   June 30,         Cash                            September 30,
                                     2001        Expenditures       Adjustments         2001
                                    ------       ------------       -----------     -------------
        Employee severance          $  153         $  (79)            $   --           $   74
        Facility rationalizations    2,269           (733)                --            1,536
                                    ------         ------             --------         ------
           Total                    $2,422         $ (812)            $   --           $1,610
                                    ======         ======             ========         ======


     In 1999, we implemented restructuring programs to reduce costs, improve operations and enhance customer satisfaction. Accruals for these 1999 programs were $0.3 million at September 30, 2001. Costs charged against the accrual for the voluntary early retirement plan in the September 2001 quarter were $0.1 million.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

9. We operate four global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG), J&L Industrial Supply (J&L) and Full Service Supply (FSS), and corporate functional shared services. Our external sales, intersegment sales and operating income by segment for the three months ended September 30, 2001 and 2000 are as follows (in thousands):

                                                      Three Months Ended
                                                         September 30,
                                                 ----------------------------
                                                    2001               2000
                                                    ----               ----
         External sales:
              MSSG                               $ 222,957          $ 248,677
              AMSG                                  83,005             87,511
              J&L Industrial Supply                 59,121             76,623
              Full Service Supply                   41,571             40,824
                                                 ---------          ---------
         Total external sales                    $ 406,654          $ 453,635
                                                 =========          =========

         Intersegment sales:
              MSSG                               $  31,733          $  23,966
              AMSG                                   6,206              7,174
              J&L Industrial Supply                    591              1,008
              Full Service Supply                      688              3,238
                                                 ---------          ---------
         Total intersegment sales                $  39,218          $  35,386
                                                 =========          =========

         Total sales:
              MSSG                               $ 254,690          $ 272,643
              AMSG                                  89,211             94,685
              J&L Industrial Supply                 59,712             77,631
              Full Service Supply                   42,259             44,062
                                                 ---------          ---------
         Total sales                             $ 445,872          $ 489,021
                                                 =========          =========

         Operating income (loss):
              MSSG                               $  24,671          $  28,759
              AMSG                                  10,363             11,191
              J&L Industrial Supply                    732             (1,195)
              Full Service Supply                    1,172              2,007
              Corporate and eliminations            (9,244)            (7,290)
                                                 ---------          ---------
         Total operating income                  $  27,694          $  33,472
                                                 =========          =========

     J&L operating income for the three months ended September 30, 2001 and 2000 was reduced by $1.6 million and $1.4 million, respectively, related to restructuring and asset impairment charges. Additionally, operating income for the three months ended September 30, 2000 includes $1.7 million of costs primarily related to the tender offer to acquire the outstanding shares of JLK. FSS operating income for the three months ended September 30, 2000 includes restructuring charges of $0.2 million.

10. In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes FASB Statement No. 121. This statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The provisions of this standard must be applied for fiscal years beginning after December 15, 2001. We are currently evaluating the effects of SFAS No. 144 and are preparing a plan for implementation.

11. In November 2001, we announced a restructuring program whereby we expect to recognize special charges of $15 million to $20 million, including period costs of $5 million to $6 million, for the closure of three manufacturing locations and the relocation of production of a certain product line from another plant, and associated workforce reductions, in response to continued steep declines in the AMSG electronics and MSSG industrial product markets. Approximately half of the special charges will be cash expenditures. Ongoing annual benefits of $7 million to $9 million are expected to be fully realized by the end of fiscal 2002. These actions are expected to improve our competitiveness in these markets and to be substantially completed during the second and third quarters of fiscal 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS
SALES

Sales for the September 2001 quarter were $406.7 million, a decline of 10 percent from $453.6 million in the year-ago quarter. Sales were eight percent below last year excluding unfavorable foreign currency effects of two percent, the effect of a divestiture of one percent, and incremental workdays in the September 2001 quarter. Sales in North America contributed to the majority of the decline as these industrial markets continued to weaken with the exception of mining and energy. However, European sales continued to show growth, albeit at a low single digit rate, reflecting a broad-based decline in these markets.

GROSS PROFIT MARGIN

The gross profit margin for the September 2001 quarter was 31.9 percent, a 170 basis point decline compared with 33.6 percent in the year-ago quarter. The margin decline was due principally to unfavorable foreign exchange and a significant decline in capacity utilization in the electronics and industrial products businesses due to the precipitous drop in demand. Additionally, price increases and incremental productivity improvements from lean enterprise implementation offset an unfavorable sales mix and modest increases in raw material costs.

OPERATING EXPENSE

Operating expense for the September 2001 quarter was $99.9 million, a reduction of nine percent compared to the year-ago quarter, excluding $1.7 million of costs in 2000 related primarily to the tender offer to acquire the minority shares of JLK. The elimination of waste and expense through lean initiatives and other cost-cutting measures nearly kept pace with the sales decline. Excluding foreign exchange, operating expense declined seven percent.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

In 2001, we began to implement a business improvement plan in the J&L Industrial Supply (J&L) and Full Service Supply (FSS) segments. In the J&L segment for the September 2001 quarter, we recorded a restructuring and asset impairment charge of $1.6 million, including $1.1 million for severance for 20 individuals, $0.3 million for facility closures and $0.2 million for the closure of the German operations. In the FSS segment for the September 2001 quarter, we recorded restructuring charges for severance related to five individuals. Additionally in 2001, we took actions to reduce our salaried work force in response to the weakened U.S. manufacturing sector. This core-business resize program is completed. The costs accrued for these plans were based on estimates using the latest information available at the time that the accrual was established. We continue to review our business strategies and pursue other cost-reduction activities in all business segments, some of which could result in future charges. September 2001 charges and the restructuring accrual at September 30, 2001 are as follows (in thousands):

                                                       Restructuring
                                                          Expense
                                          June 30,        For New                          Cash         September 30,
                                            2001        Initiatives     Adjustments     Expenditures        2001
                                          --------      -----------     -----------     ------------       --------
J&L business improvement program:
     Employee severance                   $   251         $ 1,086         $  --            $(1,139)         $   198
     Facility closures                        940             452              79             (445)           1,026
FSS business improvement program              141              42             (71)             (76)              36
Core-business resize program                2,336            --               (10)          (1,091)           1,235
                                          -------         -------         -------          -------          -------
Total                                     $ 3,668         $ 1,580         $    (2)         $(2,751)         $ 2,495
                                          =======         =======         =======          =======          =======

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

In the September 2001 quarter, we incurred period costs of $0.1 million related to these initiatives which were included in cost of goods sold as incurred. The adjustments for the facility closures were due to incremental costs incurred to exit these facilities. The other adjustments relate to reductions in actual amounts paid for severance costs compared to what was initially anticipated. We recorded these adjustments as a component of restructuring and asset impairment charge.

In 2000, we announced plans to close, consolidate or downsize several plants, warehouses and offices, and associated work force reductions as part of our overall plan to increase asset utilization and financial performance, and to reposition Kennametal to become the premier tooling solutions supplier. The costs charged against the restructuring accrual for the 2000 programs as of September 30, 2001 were as follows (in thousands):

                                       June 30,        Cash                              September 30,
                                         2001       Expenditures        Adjustments          2001
                                        ------      ------------        -----------      -------------
         Employee severance             $  153         $  (79)            $    --           $   74
         Facility rationalizations       2,269           (733)                 --            1,536
                                        ------         ------             ---------         ------
            Total                       $2,422         $ (812)            $    --           $1,610
                                        ======         ======             =========         ======

In 1999, we implemented restructuring plans including several programs to reduce costs, improve operations and enhance customer satisfaction. Accruals for these 1999 programs were $0.3 million at September 30, 2001. Costs charged against the accrual for the voluntary early retirement plan in the September 2001 quarter were $0.1 million.

AMORTIZATION EXPENSE

We adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" on July 1, 2001. As a result of the non-amortization provisions of SFAS No. 142, we ceased amortizing goodwill resulting in the decline in amortization expense to $0.7 million for the quarter ended September 30, 2001, compared to $6.3 million in the year-ago quarter.

INTEREST EXPENSE

Interest expense for the September 2001 quarter declined 30 percent to $9.0 million, compared to the same quarter last year, due to ongoing reduction in debt and lower average borrowing rates. Our average U.S. borrowing rates of 5.55 percent were 189 basis points below year ago levels due to Federal Reserve rate cuts.

OTHER EXPENSE, NET

Other expense for the three months ended September 30, 2001 and 2000 included fees of $0.9 million and $1.6 million, respectively, incurred in connection with the accounts receivable securitization program. The decline in these fees is due to lower interest rates in the commercial paper market. Other income for the September 2001 quarter included a gain of $0.8 million from the sale of miscellaneous underutilized assets. The remainder of the decline from 2000 is due to lower foreign exchange losses and higher royalty income.

INCOME TAXES

The effective tax rate for the September 2001 quarter was 32.0 percent compared to an effective tax rate of 40.5 percent in the year-ago quarter. The pro forma effective tax rate for the September 2000 quarter would have been 35.5 percent, reflecting the non-amortization provisions of SFAS No. 142. The remainder of the decline primarily reflects a reduction of the statutory German tax rate effective July 1, 2001.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

CHANGE IN ACCOUNTING PRINCIPLE

On July 1, 2000, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," resulting in the recording of a loss from the cumulative effect from the change in accounting principle of $0.6 million, net of tax, or $0.02 per diluted share. The loss primarily relates to the write-down of previously paid option premiums.

NET INCOME

Net income for the quarter ended September 30, 2001 was $12.4 million, or $0.40 per diluted share, compared to net income of $9.3 million, or $0.30 per diluted share, in the same quarter last year. Pro forma earnings for the September 2000 quarter were $13.6 million, or $0.44 per diluted share, reflecting the non-amortization provisions of SFAS No. 142. Excluding special charges in each quarter, net income was $13.5 million, or $0.43 per diluted share, in the September 2001 quarter, compared to pro forma net income of $15.9 million, or $0.52 per diluted share, in the September 2000 quarter. The decline in earnings is attributable to lower sales levels and margins, partially offset by lower operating expense and interest costs, and a decline in our effective tax rate.

Special charges in the September 2001 quarter of $1.6 million, or $0.03 per diluted share, primarily relate to the J&L business improvement plan. Special charges in the September 2000 quarter of $3.2 million or $0.06 per diluted share, related to the J&L and FSS business improvement plans and costs associated with the tender offer to acquire the outstanding shares of JLK, coupled with a charge of $0.6 million, net of tax, or $0.02 per diluted share, related to the adoption of SFAS No. 133.

BUSINESS SEGMENT REVIEW

We operate four global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG), J&L Industrial Supply (J&L) and Full Service Supply (FSS), and corporate functional shared services.

METALWORKING SOLUTIONS & SERVICES GROUP

                                                            Three Months Ended
                                                               September 30,
                                                      --------------------------------
                                                         2001                   2000
                                                         ----                   ----
         External sales                               $ 222,957             $ 248,677
         Intersegment sales                              31,733                23,966
         Operating income                                24,671                28,759

MSSG sales declined seven percent compared to the September 2000 quarter, excluding unfavorable foreign exchange effects of three percent due to the stronger U.S. dollar. Most major end markets weakened year-over-year. In North America, sales were down 11 percent, while Europe and Asia were up two and seven percent, respectively, in local currency. In North America, the automotive market continued to weaken, although the rate of decline has decreased, while in Europe, automotive sustained previously attained high levels. In North America and Europe, machine tool builders, both heavy and light engineering and aerospace slowed.

Operating income was $24.7 million compared to $31.2 million last year, excluding goodwill amortization in 2000. The decline in operating income is primarily due to lower sales, lower capacity utilization and unfavorable foreign exchange effects.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

ADVANCED MATERIALS SOLUTIONS GROUP

                                                            Three Months Ended
                                                               September 30,
                                                      --------------------------------
                                                         2001                   2000
                                                         ----                   ----
         External sales                                $ 83,005               $ 87,511
         Intersegment sales                               6,206                  7,174
         Operating income                                10,363                 11,191

AMSG sales declined four percent, from the September 2000 quarter, excluding unfavorable foreign exchange effects of one percent. Higher demand for products used for oil and gas exploration and mining and construction, contributed six percent to the growth in sales, on a local currency basis. This was offset by weak demand in the electronics business.

Operating income was $10.4 million compared to $13.4 million last year, excluding goodwill amortization in 2000. Unfavorable foreign currency effects reduced operating income by $0.6 million. Margin expansion in mining and construction contributed to operating income growth, however this was more than offset by soft market conditions and operating inefficiencies related to low volumes in electronics.

J&L INDUSTRIAL SUPPLY

                                                            Three Months Ended
                                                               September 30,
                                                      --------------------------------
                                                         2001                   2000
                                                         ----                   ----
         External sales                                $ 59,121               $ 76,623
         Intersegment sales                                 591                  1,008
         Operating income (loss)                            732                 (1,195)

J&L sales declined 18 percent compared to last year excluding the effects of the ATS divestiture. The decline in sales is primarily attributed to the North American automotive downturn and further weakening in the broader industrial market. Operating income was $2.4 million in the September 2001 quarter, compared to $2.6 million in the prior year, excluding special charges in each period and goodwill amortization in 2000. Operating income declined due to the reduction in sales despite the lower cost structure as a result of the business improvement plan. J&L operating income for the three months ended September 30, 2001 and 2000 was reduced by $1.6 million and $1.4 million, respectively, related to restructuring and asset impairment charges. Additionally, operating income for the three months ended September 30, 2000 includes $1.7 million of costs primarily related to the tender offer to acquire the outstanding shares of JLK.

FULL SERVICE SUPPLY

                                                            Three Months Ended
                                                               September 30,
                                                      --------------------------------
                                                         2001                   2000
                                                         ----                   ----
         External sales                                $ 41,571               $ 40,824
         Intersegment sales                                 688                  3,238
         Operating income                                 1,172                  2,007

FSS sales increased two percent compared to last year due primarily to higher sales to certain automotive customers. Operating income of $1.2 million, declined $1.0 million compared to the prior year, excluding a restructuring charge of $0.2 million in the prior year. The decline is due to overall lower gross margins due to higher percentage of sales to the automotive sector.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Our cash flow from operations is the primary source of financing for capital expenditures and internal growth. During the quarter ended September 30, 2001, we generated $8.8 million in cash flow from operations, a decline of $39.5 million compared to the year-ago quarter. The decline resulted primarily from higher working capital requirements of $32.6 million, due to higher raw material purchases and increased cash payments primarily related to income tax liabilities, and a $10.0 million reduction in non-cash items, primarily lower amortization expense due to the adoption of SFAS No. 142. This was partially offset by $3.1 million of higher earnings in the September 2001 quarter.

Net cash used for investing activities was $7.1 million, a decline of $6.4 million compared to the year-ago quarter. The decline is due to higher proceeds realized from the sale of underutilized assets of $2.5 million, a reduction of the purchase of minority interests of consolidated subsidiaries of $1.9 million and lower capital expenditures of $1.4 million. We have lowered our projected capital expenditures for 2002 to be in the range of $50 to $60 million as a result of further weakening of the U.S. economy. We believe this level of capital spending is sufficient to maintain competitiveness and improve productivity.

Net cash used for financing activities was $4.1 million, a decline of $21.0 million compared to the same period last year. This decline primarily is due to incremental borrowings in 2001 of $4.4 million, compared with debt reduction in 2000 of $25.6 million, offset by treasury stock purchases of $12.4 million in 2001.

In September 2001, we continued our program to repurchase, from time to time, our outstanding capital stock for investment or other general corporate purposes. We purchased 375,000 shares of our capital stock at a total cost of $12.4 million. As a result of these repurchases, we have completed our repurchase program, announced January 31, 1997, of 1.6 million shares and brought the total purchased under the authority of the repurchase program announced in October 2000 to approximately 0.2 million shares. The repurchases were financed principally by cash from operations and short-term borrowings. Repurchases may be made from time to time in the open market, in negotiated or other permissible transactions.

FINANCIAL CONDITION

Total assets were $1,822.6 million at September 30, 2001, flat compared to June 30, 2001. Net working capital, excluding the revolving credit loan of $380.0 million, was $399.6 million, up three percent from $386.7 million at June 30, 2001. Primary working capital as a percentage of sales (PWC%) at September 30, 2001 was 27.5 percent, compared to 27.3 percent at June 30, 2001 and 28.3 percent at September 30, 2000. The increase in net working capital and PWC% is primarily due to lower sales levels and reduced accounts payable levels. Inventory turnover increased to 3.0 at September 30, 2001, compared to 2.9 at June 30, 2001, and 2.8 at September 30, 2000, due to initiatives aimed at increasing inventory turns. The total debt-to-total capital ratio increased to
43.6 percent at September 30, 2001 from 42.9 percent at June 30, 2001 primarily due to unfavorable foreign exchange effects of $16.3 million and higher borrowings to fund treasury stock repurchases. The foreign exchange effects were a result of the U.S. dollar weakening against the Euro. This ratio declined from
44.7 percent at September 30, 2000 due primarily to reduced debt levels, partially offset by lower minority interest. The revolving credit loan under the Bank Credit Facility is due in August 2003 and is classified as a current liability. We currently intend on refinancing this loan on or before the maturity date.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

NEW ACCOUNTING STANDARD

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes FASB Statement No. 121. This statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The provisions of this standard must be applied for fiscal years beginning after December 15, 2001. We are currently evaluating the effects of SFAS No. 144 and are preparing a plan for implementation.

OUTLOOK

Sales for the second quarter of fiscal 2002 are expected to decline 8 to 15 percent, with diluted earnings per share between $0.30 and $0.40, excluding special charges. The timing of economic improvement remains uncertain. However, based on current assessments, we are forecasting diluted earnings per share for the year to range from $2.30 to $2.60, excluding special charges. Cash flow for the year should still attain the ongoing long-term range of $100 million to $150 million.

In November 2001, we announced a restructuring program related to the closure of three manufacturing locations. See Note 11 to the condensed consolidated financial statements for additional information.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" as defined by Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to the impact of the terrorist attacks on September 11, 2001 and their aftermath; the extent that global economic conditions deteriorate or do not improve materially in the second half of fiscal 2002; domestic and foreign government spending, budgetary and trade policies; risks associated with integrating and divesting businesses; demands on management resources; risks associated with international markets such as currency exchange rates, and social and political environments; competition; commodity prices; demand for and market acceptance of new and existing products; risks associated with the implementation of restructuring actions and environmental remediation activities, as well as other risks and uncertainties, including but not limited to those detailed from time to time in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances occurring after the date hereof.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------------------

There were no material changes in our exposure to market risk from June 30, 2001.

                           PART II. OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------------------

At the Annual Meeting of Shareowners on October 30, 2001, our shareowners voted on the election of three directors and independent public accountants. Of the 23,694,397 shares present by proxy, the following is the number of shares voted in favor of, abstained or against each matter and the number of shares having authority to vote on each matter but withheld.

1. With respect to the votes cast for the election of three directors whose terms expire in 2004:

                                      For         Withheld       Broker Non-Vote
                                  ----------      ---------      ---------------
     A. Peter Held                23,153,859       540,538             --
     Aloysius T. McLaughlin Jr.   23,148,789       545,608             --
     Larry D. Yost                23,153,512       540,885             --


     The following other directors' terms of office continued after the meeting:
     Richard C. Alberding, Peter B. Bartlett, Kathleen J. Hempel, William R. Newlin and Markos I. Tambakeras.

2. With respect to the election of the firm of Arthur Andersen LLP, independent public accountants, to audit the financial statements of the company and its subsidiary companies for the fiscal year ending June 30, 2002:

                                      For          Against           Abstained
                                  ----------       -------           ---------
     Arthur Andersen LLP          23,584,239       100,202             9,956


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 KENNAMETAL INC.



     Date:    November 14, 2001              By:     /s/ FRANK P. SIMPKINS
                                                    ------------------------
                                                    Frank P. Simpkins
                                                    Corporate Controller and
                                                    Chief Accounting Officer