Form 10-Q
period 2001-12-31
KENNAMETAL INC
filed 2002-02-14
CIK 55242

================================================================================


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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


Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date:

        Title Of Each Class                   Outstanding at January 31, 2002
----------------------------------------    ------------------------------------
Capital Stock, par value $1.25 per share                  31,070,931


================================================================================

                                 KENNAMETAL INC.
                                    FORM 10-Q
                       FOR QUARTER ENDED DECEMBER 31, 2001



                                TABLE OF CONTENTS



Item No.                                                                                                        Page
--------                                                                                                        ----

                          PART I. FINANCIAL INFORMATION

1.   Financial Statements:

     Condensed Consolidated Statements of Income (Unaudited)
     Three and six months ended December 31, 2001 and 2000..................................................      1

     Condensed Consolidated Balance Sheets (Unaudited)
     December 31, 2001 and June 30, 2001....................................................................      2

     Condensed Consolidated Statements of Cash Flows (Unaudited)
     Six months ended December 31, 2001 and 2000............................................................      3

     Notes to Condensed Consolidated Financial Statements (Unaudited).......................................      4

2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..................     11

3.   Quantitative and Qualitative Disclosures about Market Risk.............................................     18


                           PART II. OTHER INFORMATION


4.   Submission of Matters to a Vote of Security Holders....................................................     19

6.   Exhibits and Reports on Form 8-K.......................................................................     19


                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

-------------------------------------------------------------------------------------------------------------------
KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
                                                                        Three Months Ended                 Six Months Ended
                                                                            December 31,                      December 31,
                                                                -----------------------------        -----------------------------
                                                                    2001           2000                  2001              2000
                                                                    ----           ----                  ----              ----
OPERATIONS
Net sales                                                       $   380,338       $   443,565        $   786,992       $   897,200
Cost of goods sold                                                  263,873           292,149            540,688           593,168
                                                                -----------       -----------        -----------       -----------
Gross profit                                                        116,465           151,416            246,304           304,032
Operating expense                                                    93,139           105,166            193,016           216,452
Restructuring and asset impairment charge                            17,128               812             18,706             2,347
Amortization of intangibles                                             689             6,147              1,379            12,470
                                                                -----------       -----------        -----------       -----------
Operating income                                                      5,509            39,291             33,203            72,763
Interest expense                                                      8,290            13,400             17,655            26,595
Other expense (income), net                                             105             2,335               (165)            4,893
                                                                -----------       -----------        -----------       -----------
Income (loss) before provision for income taxes
  and minority interest                                              (2,886)           23,556             15,713            41,275
Provision for income taxes                                             (923)            9,128              5,029            16,304
Minority interest                                                       497               904                701             1,506
                                                                -----------       -----------        -----------       -----------
Income (loss) before cumulative effect of change
   in accounting principle                                           (2,460)           13,524              9,983            23,465
Cumulative effect of change in accounting
    principle, net of tax of $399                                        --                --                 --              (599)
                                                                -----------       -----------        -----------       -----------
Net income (loss)                                               $    (2,460)      $    13,524        $     9,983       $    22,866
                                                                ===========       ===========        ===========       ===========
PER SHARE DATA
Basic earnings (loss) per share before cumulative
    effect of change in accounting principle                    $     (0.08)      $      0.44        $      0.32       $      0.77
Cumulative effect of change in accounting
   principle per share                                                   --                --                 --             (0.02)
                                                                -----------       -----------        -----------       -----------
Basic earnings (loss) per share                                 $     (0.08)      $      0.44        $      0.32       $      0.75
                                                                ============      ===========        ===========       ===========

Diluted earnings (loss) per share before cumulative
    effect of change in accounting principle                    $     (0.08)      $      0.44        $      0.32       $      0.77
Cumulative effect of change in accounting
   principle per share                                                   --                --                 --             (0.02)
                                                                -----------       -----------        -----------       -----------
Diluted earnings (loss) per share                               $     (0.08)      $      0.44        $      0.32       $      0.75
                                                                ===========       ===========        ===========       ===========

Dividends per share                                             $      0.17       $      0.17        $      0.34       $      0.34
                                                                ===========       ===========        ===========       ===========

Basic weighted average shares outstanding                            30,926            30,384             30,958            30,543
                                                                ===========       ===========        ===========       ===========

Diluted weighted average shares outstanding                          30,926            30,548             31,405            30,639
                                                                ===========       ===========        ===========       ===========


See accompanying notes to condensed consolidated financial statements.


KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
(in thousands)
                                                                                 December 31,             June 30,
                                                                                     2001                   2001
                                                                                     ----                   ----
ASSETS
Current assets:
   Cash and equivalents                                                         $      10,414          $      12,940
   Marketable equity securities available-for-sale                                      7,678                 12,419
   Accounts receivable, less allowance for
     doubtful accounts of $9,159 and $7,999                                           162,916                206,175
   Inventories                                                                        367,724                373,221
   Deferred income taxes                                                               67,215                 57,452
   Other current assets                                                                17,050                 18,989
                                                                                -------------          -------------
Total current assets                                                                  632,997                681,196
                                                                                -------------          -------------

Property, plant and equipment:
   Land and buildings                                                                 228,555                227,382
   Machinery and equipment                                                            799,836                776,494
Less accumulated depreciation                                                        (580,128)              (531,002)
                                                                                -------------          -------------
Net property, plant and equipment                                                     448,263                472,874
                                                                                -------------          -------------

Other assets:
   Investments in affiliated companies                                                  4,224                  3,875
   Intangible assets, less accumulated amortization
     of $109,134 and $108,675                                                         624,058                624,760
   Other                                                                               56,573                 42,737
                                                                                -------------          -------------
Total other assets                                                                    684,855                671,372
                                                                                -------------          -------------
Total assets                                                                    $   1,766,115          $   1,825,442
                                                                                =============          =============

LIABILITIES
Current liabilities:
   Current maturities of long-term debt and capital leases                      $     403,389          $       2,031
   Notes payable to banks                                                               3,288                 22,499
   Accounts payable                                                                   101,817                118,073
   Accrued vacation pay                                                                28,218                 29,134
   Accrued income taxes                                                                 1,764                 16,425
   Accrued payroll                                                                     19,713                 22,189
   Other current liabilities                                                           81,961                 84,134
                                                                                -------------          -------------
Total current liabilities                                                             640,150                294,485
                                                                                -------------          -------------
Long-term debt and capital leases, less current maturities                            173,514                582,585
Deferred income taxes                                                                  54,204                 53,844
Other liabilities                                                                      89,880                 87,898
                                                                                -------------          -------------
Total liabilities                                                                     957,748              1,018,812
                                                                                -------------          -------------
Minority interest in consolidated subsidiaries                                          9,271                  9,861
                                                                                -------------          -------------

SHAREOWNERS' EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued                        --                     --
Capital stock, $1.25 par value; 70,000 shares authorized;
   33,768 and 33,615 shares issued                                                     42,210                 42,018
Additional paid-in capital                                                            368,490                353,804
Retained earnings                                                                     540,105                540,965
Treasury shares, at cost; 2,752 and 2,774 shares held                                 (73,976)               (65,963)
Unearned compensation                                                                  (5,359)                (2,165)
Accumulated other comprehensive loss                                                  (72,374)               (71,890)
                                                                                -------------          -------------
Total shareowners' equity                                                             799,096                796,769
                                                                                -------------          -------------
Total liabilities and shareowners' equity                                       $   1,766,115          $   1,825,442
                                                                                =============          =============

See accompanying notes to condensed consolidated financial statements.


KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
(in thousands)
                                                                                         Six Months Ended
                                                                                           December 31,
                                                                                -----------------------------------
                                                                                     2001                  2000
                                                                                     ----                  ----
OPERATING ACTIVITIES
Net income                                                                       $      9,983         $      22,866
Adjustments for non-cash items:
   Depreciation                                                                        35,924                36,595
   Amortization                                                                         1,379                12,470
   Restructuring and asset impairment charge                                           12,526                   524
   Cumulative effect of change in accounting principle, net of tax                         --                   599
   Other                                                                                 (207)                  869
Changes in certain assets and liabilities, net of acquisition:
   Accounts receivable                                                                 57,511                27,296
   Proceeds from (reductions in) accounts receivable securitization                   (12,200)                  600
   Inventories                                                                          7,913                17,695
   Accounts payable and accrued liabilities                                           (25,866)              (22,453)
   Other                                                                              (21,884)               (9,885)
                                                                                 ------------          ------------
Net cash flow from operating activities                                                65,079                87,176
                                                                                 ------------          ------------

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                            (20,114)              (22,980)
Disposals of property, plant and equipment                                              3,525                   844
Purchase of subsidiary stock                                                               --               (42,628)
Other                                                                                  (6,356)                 (196)
                                                                                 -------------         ------------
Net cash flow used for investing activities                                           (22,945)              (64,960)
                                                                                 ------------          ------------

FINANCING ACTIVITIES
Net decrease in notes payable                                                         (19,134)                 (693)
Net decrease in revolver and other lines of credit                                    (16,122)               (9,100)
Term debt borrowings                                                                       81                   675
Term debt repayments                                                                     (585)                 (944)
Purchase of treasury stock                                                            (12,417)              (16,494)
Dividend reinvestment and employee benefit and stock plans                             15,139                 9,862
Cash dividends paid to shareowners                                                    (10,814)              (10,371)
Other                                                                                    (665)                 (805)
                                                                                 ------------          ------------
Net cash flow used for financing activities                                           (44,517)              (27,870)
                                                                                 ------------          ------------

Effect of exchange rate changes on cash and equivalents                                  (143)                1,624
                                                                                 ------------          ------------

CASH AND EQUIVALENTS
Net decrease in cash and equivalents                                                   (2,526)               (4,030)
Cash and equivalents, beginning of year                                                12,940                22,323
                                                                                 ------------          ------------
Cash and equivalents, end of period                                              $     10,414          $     18,293
                                                                                 ============          ============

SUPPLEMENTAL DISCLOSURES
Interest paid                                                                    $     17,300          $     27,741
Income taxes paid                                                                      22,572                18,571

See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in our 2001 Annual Report. The condensed consolidated balance sheet as of June 30, 2001 was derived from the audited balance sheet included in our 2001 Annual Report. These interim statements are unaudited; however, we believe all adjustments necessary for a fair presentation were made. The results for the three and six months ended December 31, 2001 and 2000 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a "year" is to a fiscal year ended June 30. We reclassified certain amounts in the prior years' condensed consolidated financial statements to conform with the current year presentation.

2. Inventories are stated at lower of cost or market. We use the last-in, first-out (LIFO) method for determining the cost of a significant portion of our U.S. inventories. We determine cost for the remainder of our inventories under the first-in, first-out (FIFO) or average cost methods. We used the LIFO method of valuing inventories for approximately 51 percent of total inventories at December 31, 2001. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

     Inventories as of the balance sheet dates consisted of the following (in thousands):

                                              December 31,          June 30,
                                                  2001                2001
                                                  ----                ----
         Finished goods                       $    287,192        $    284,801
         Work in process and powder blends          93,770              94,231
         Raw materials and supplies                 34,029              32,130
                                              ------------        ------------
         Inventories at current cost               414,991             411,162
         Less LIFO valuation                       (47,267)            (37,941)
                                              ------------        ------------
         Total inventories                    $    367,724        $    373,221
                                              ============        ============

3. We are involved in various environmental cleanup and remediation activities at several of our manufacturing facilities. In addition, we are currently named as a potentially responsible party (PRP) at several Superfund sites in the United States. In December 1999, we recorded a remediation reserve of $3.0 million with respect to our involvement in these matters, which was recorded as a component of operating expense. This represents our best estimate of the undiscounted future obligation based on our evaluations and discussions with outside counsel and independent consultants, and the current facts and circumstances related to these matters. We recorded this liability because certain events occurred, including the identification of other PRPs, an assessment of potential remediation solutions and direction from the government for the remedial action plan that clarified our level of involvement in these matters and our relationship to other PRPs. This led us to conclude that it was probable a liability had been incurred. Through December 31, 2001, we incurred costs of $0.4 million, which were charged against this accrual.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

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

4. For purposes of determining the number of dilutive shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised stock options for the three months ended December 31, 2000 and for the six months ended December 31, 2001 and 2000. For the three months ended December 31, 2001, the effect of unexercised stock options is antidilutive and accordingly is excluded from the diluted loss per share calculation. Unexercised stock options to purchase our capital stock of 1.2 million and 1.6 million for the three months ended December 31, 2001 and 2000, respectively, and 1.1 million and 1.8 million shares for the six months ended December 31, 2001 and 2000, respectively, are not included in the computation of diluted earnings per share because the option price was greater than the average market price.

5. Comprehensive income (loss) for the three and six months ended December 31, 2001 and 2000 is as follows (in thousands):


                                                                          Three Months Ended                Six Months Ended
                                                                              December 31,                      December 31,
                                                                        -------------------------       --------------------------
                                                                           2001            2000            2001             2000
                                                                           ----            ----            ----             ----

     Net income (loss)                                                  $   (2,460)    $   13,524        $    9,983     $   22,866
     Cumulative effect of change in accounting
         principle, net of tax                                                  --             --                --          1,571
     Unrealized gain (loss) on derivatives designated and
         and qualified as cash flow hedges, net of tax                       1,044         (1,838)             (489)        (2,140)
     Reclassification of net unrealized gains
         on matured derivatives, net of tax                                   (414)          (455)           (1,050)          (513)
     Unrealized loss on marketable equity securities
         available-for-sale, net of tax                                       (341)        (4,253)           (2,626)        (5,871)
     Minimum pension liability adjustment, net of tax                          127            (46)             (154)             1
     Foreign currency translation adjustments                               (1,417)         3,016             3,835         (7,111)
                                                                        ----------     ----------        ----------     ----------
     Comprehensive income (loss)                                        $   (3,461)    $    9,948        $    9,499     $    8,803
                                                                        ==========     ==========        ==========     ==========

     The components of accumulated other comprehensive loss consist of the following (in thousands):


                                                                                December 31,            June 30,
                                                                                    2001                  2001
                                                                                    ----                  ----
         Unrealized gain (loss) on marketable equity securities
              available-for-sale, net of tax                                     $    (1,342)          $     1,284
         Unrealized losses on derivatives designated and
              qualified as cash flow hedges, net of tax                               (4,061)               (2,522)
         Minimum pension liability adjustment, net of tax                             (3,674)               (3,520)
         Foreign currency translation adjustments                                    (63,297)              (67,132)
                                                                                 -----------           -----------
         Total accumulated other comprehensive loss                              $   (72,374)          $   (71,890)
                                                                                 ===========           ===========

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

6. On July 1, 2000, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," resulting in the recording of current assets of $1.6 million, long-term assets of $1.4 million, current liabilities of $1.3 million, long-term liabilities of $0.7 million, a decrease in accumulated other comprehensive loss of $1.6 million, net of tax, and a loss from the cumulative effect from the change in accounting principle of $0.6 million, net of tax. We recognized expense of $0.2 million and $0.1 million for the three months ended December 31, 2001 and 2000, respectively, and expense of $0.1 million and $0.2 million for the six months ended December 31, 2001 and 2000, respectively, as a component of other expense (income), net related to hedge ineffectiveness. Based upon foreign exchange and interest rates at December 31, 2001, we expect to recognize into earnings in the next 12 months net current liabilities of $5.4 million related to outstanding derivative instruments and net gains of $0.1 million, recorded in accumulated other comprehensive loss, related to expired derivative instruments.

7. Effective July 1, 2001, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets, including new measurement techniques for evaluating the recoverability of such assets. Under SFAS No. 142, all goodwill amortization ceased effective July 1, 2001. Material amounts of recorded goodwill attributable to each of our reporting units, including those affected by the restructuring program announced in November 2001 (see Note 8), were tested for impairment by comparing the fair value of each reporting unit with its carrying value. As a result of the adoption of this rule, we expect to record a non-cash charge of $230 million to $260 million, specific to the electronics (AMSG segment) and the industrial product group (MSSG segment) businesses, which were acquired in 1998 as part of Greenfield Industries. The fair values of these reporting units were determined using the combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. The final phase of testing, which will narrow this range to an actual charge, is expected to be completed during the March 2002 quarter. The initial phase of the impairment tests were required to be performed within six months of adoption of SFAS No. 142, or December 31, 2001, and are required at least annually thereafter. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during the June quarter, in connection with our annual budgeting process.

     Under SFAS No. 142, the impairment adjustment recognized at adoption of this standard will be reflected as a cumulative effect of a change in accounting principle, effective July 1, 2001. Impairment adjustments recognized after adoption, if any, are required to be recognized as a component of operating expense.

     The carrying amount of goodwill attributable to each segment, before the anticipated non-cash charge from the adoption of SFAS No. 142, at December 31, 2001 and June 30, 2001 is as follows (in thousands):


                                                                    December 31,                  June 30,
                                                                        2001                         2001
                                                                 ------------------              -----------
                    MSSG                                           $     316,155                  $315,463
                    AMSG                                                 249,503                   249,345
                    J&L Industrial Supply                                 45,748                    45,748
                    Full Service Supply                                    4,707                     4,707
                                                                   -------------                 ---------
                    Total                                          $     616,113                  $615,263
                                                                   =============                 =========

     In connection with adopting SFAS No. 142, we also reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continue to be appropriate. The remaining lives of these assets primarily range from one to four years. The components of our amortized intangible assets are as follows (in thousands):

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


                                                     December 31, 2001                              June 30, 2001
                                             ------------------------------------      -----------------------------------
                                             Gross Carrying         Accumulated        Gross Carrying         Accumulated
                                                 Amount             Amortization           Amount             Amortization
                                                 ------             ------------           ------             ------------
         Contract based                          $    11,556         $    (8,606)         $    12,098         $    (7,969)
         Technology based and other                    4,729              (2,914)               5,098              (2,817)
         Intangible pension asset                      3,180                  --                3,087                  --
                                                 -----------         -----------          -----------         -----------
         Total                                   $    19,465         $   (11,520)         $    20,283         $   (10,786)
                                                 ===========         ===========          ===========         ===========

     Amortization expense for intangible assets was $0.7 million and $1.4 million for the three and six months ended December 31, 2001, respectively. Estimated amortization expense for the remainder of 2002 and the five succeeding years are as follows (in thousands):

                    2002 (remainder)                $1,352
                    2003                             1,931
                    2004                               644
                    2005                               283
                    2006                               219
                    2007                                90

     Actual results of operations for the three and six months ended December 31, 2001 and pro forma results of operations for the three and six months ended December 31, 2000 had we applied the non-amortization provisions of SFAS No. 142 in these periods are as follows (in thousands, except per share amounts):


                                                             Three Months Ended                         Six Months Ended
                                                                  December 31,                             December 31
                                                         -----------------------------             ----------------------------
                                                             2001             2000                     2001              2000
                                                         -----------       -----------             -----------      -----------
    Reported net income (loss)                           $   (2,460)       $    13,524             $     9,983      $    22,866
    Add: goodwill amortization, net of tax                       --              5,010                      --            9,221
                                                         -----------       -----------             -----------      -----------
    Adjusted net income (loss)                           $   (2,460)       $    18,534             $     9,983      $    32,087
                                                         ==========        ===========             ===========      ===========

    Basic earnings (loss) per share:
               Reported net income (loss)                $    (0.08)       $      0.44             $      0.32      $      0.75
               Goodwill amortization                             --               0.17                      --             0.30
                                                         -----------       -----------             -----------      -----------
               Adjusted net income (loss)                $    (0.08)       $      0.61             $      0.32      $      1.05
                                                         ==========        ===========             ===========      ===========

    Diluted earnings (loss) per share:
               Reported net income (loss)                $    (0.08)       $      0.44             $      0.32      $      0.75
               Goodwill amortization                             --               0.17                      --             0.30
                                                         -----------       -----------             -----------      -----------
               Adjusted net income (loss)                $    (0.08)       $      0.61             $      0.32      $      1.05
                                                         ==========        ===========             ===========      ===========

8. In November 2001, we announced a restructuring program whereby we expect to recognize special charges of $15 million to $20 million, including period costs of $5 million to $6 million, for the closure of three manufacturing locations and the relocation of production of a certain product line from another plant, and associated workforce reductions. This was done in response to continued steep declines in the AMSG electronics and MSSG industrial product markets. We expect to realize ongoing annual benefits of $7 million to $9 million by the end of fiscal 2002. These actions are expected to improve our competitiveness and we expect to be substantially completed by the third quarter of fiscal 2002. Subsequently, we implemented the measures associated with the closing and consolidation of the electronics facility in Chicago, IL, and industrial product group's Pine Bluff, AR and Monticello, IN locations. As a result, we recorded restructuring charges of $11.7 million for exit costs associated with these actions, including severance for substantially all 298 employees at these facilities. Additionally, as part of the closure of the electronics plant, we recorded a non-cash charge of $0.8 million, net of salvage value, associated with the abandonment and scrapping of inventory.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     This charge was recorded as a component of cost of goods sold. The total charge of $12.5 million includes non-cash items of $6.9 million. Additionally, we incurred cash expenditures of $0.5 million through December 31, 2001, resulting in an accrual of $5.1 million at December 31, 2001. We incurred period costs associated with these actions of $0.3 million in the December 2001 quarter, which were expensed as incurred as a component of cost of sales.

     In 2001, we began to implement a business improvement plan in the J&L Industrial Supply (J&L) and Full Service Supply (FSS) segments. We expect to substantially complete this plan in the March 2002 quarter. In the J&L segment for the three and six months ended December 31, 2001, we recorded restructuring and asset impairment charges of $5.5 million and $7.1 million, respectively. The charge for the December 2001 quarter is comprised of $5.3 million associated with the write-down of a portion of the book value of a business system and $0.2 million for severance for 15 individuals. For the six months ended December 31, 2001, the charges for J&L are comprised of the costs associated with the business system write-down, $1.3 million for severance for 35 individuals, $0.3 million for facility closures and $0.2 million for the closure of the German operations. Additionally, as part of the closure of the German operations, we recorded a non-cash charge of $0.4 million, net of salvage value, in the December 2001 quarter associated with the abandonment and liquidation of inventory in these operations. This charge was recorded as a component of cost of goods sold.

     In anticipation of migrating to a new business system, J&L capitalized costs associated with the development of functionality specifically designed for the J&L business. In the December 2001 quarter, after further evaluation of the development of the system, we determined it was no longer feasible that J&L would use this portion of the business system because the vendor ceased supporting the system. Therefore, we recorded a non-cash charge of $5.3 million, representing the portion of costs capitalized in connection with system enhancements specifically for the J&L business.

     In the FSS segment for the three and six months ended December 31, 2001, we recorded restructuring charges of $0.1 million for severance related to seven individuals. Additionally in our core business in 2001, we took actions to reduce our salaried work force in response to the weakened U.S. manufacturing sector. This core-business resize program is completed.

     The costs accrued for all restructuring activities were based on estimates using the latest information available at the time that the accrual was established. We continue to review our business strategies and pursue other cost-reduction activities in all business segments, some of which could result in future charges. Charges incurred for the six months ended December 31, 2001 and the restructuring accrual at December 31, 2001 are as follows (in thousands):


                                                         Restructuring
                                                            Expense
                                             June 30,       For New         Expense      Non-Cash         Cash         December 31,
                                              2001        Initiatives    Adjustments    Adjustments     Expenditures       2001
                                          -----------     -----------    -----------    -----------     ------------   ------------
     J&L business improvement program:
         Employee severance               $       251     $     1,301    $       --    $        --     $   (1,362)     $      190
         Facility closures                        940             505            11             --           (500)            956
         Business system                           --           5,257            --         (5,257)            --              --
     FSS business improvement program             141             108           (71)            --           (156)             22
     Core-business resize program               2,336              --           (77)            --         (1,659)            600
                                          -----------     -----------    ----------    -----------     ----------      ----------
     Total                                $     3,668     $     7,171    $     (137)   $    (5,257)    $   (3,677)     $    1,768
                                          ===========     ===========    ==========    ===========     ==========      ==========


     For the six months ended December 31, 2001, we incurred period costs of $0.2 million related to these initiatives, which were included in cost of goods sold as incurred. The expense adjustments for the facility closures were due to incremental costs incurred to exit these facilities. The other expense adjustments relate to reductions in actual amounts paid for severance costs compared to what was initially anticipated. We recorded expense adjustments as a component of restructuring and asset impairment charge.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     In 2000, we announced plans to close, consolidate or downsize several plants, warehouses and offices, and associated work force reductions as part of our overall plan to increase asset utilization and financial performance, and to reposition Kennametal to become the premier tooling solutions supplier. The costs charged against the restructuring accrual for the 2000 programs as of December 31, 2001 were as follows (in thousands):


                                               June 30,              Cash              Expense           December 31,
                                                 2001          Expenditures         Adjustments            2001
                                           ---------------     ------------         -----------      ----------------
         Employee severance                $           153     $        (130)       $         (3)       $          20
         Facility rationalizations                   2,269            (1,297)                (27)                 945
                                           ---------------     --------------       -------------       -------------
              Total                        $         2,422     $      (1,427)       $        (30)       $         965
                                           ===============     ==============       =============       =============

     In 1999, we implemented restructuring programs to reduce costs, improve operations and enhance customer satisfaction. Accruals for these 1999 programs were $0.2 million at December 31, 2001. Costs charged against the accrual for the voluntary early retirement plan for the six months ended December 31, 2001 were $0.2 million.

9. We operate four global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG), J&L and FSS, and corporate functional shared services. Our external sales, intersegment sales and operating income by segment for the three and six months ended December 31, 2001 and 2000 are as follows (in thousands):


                                                              Three Months Ended                      Six Months Ended
                                                                December 31,                              December 31
                                                       --------------------------------        -------------------------------
                                                            2001                  2000            2001                2000
                                                            ----                  ----            ----                ----
     External sales:
         MSSG                                          $   218,078         $     245,984       $   441,035         $   494,661
         AMSG                                               71,614                84,377           154,619             171,888
         J&L Industrial Supply                              56,003                73,581           115,124             150,204
         Full Service Supply                                34,643                39,623            76,214              80,447
                                                       -----------         -------------       -----------         -----------
     Total external sales                              $   380,338         $     443,565       $   786,992         $   897,200
                                                       ===========         =============       ===========         ===========

     Intersegment sales:
       MSSG                                            $    25,876         $      25,274       $    57,609         $    49,240
       AMSG                                                  5,874                 6,498            12,080              13,672
       J&L Industrial Supply                                   478                 1,036             1,069               2,044
       Full Service Supply                                     668                   537             1,356               3,775
                                                       -----------         -------------       -----------         -----------
     Total intersegment sales                          $    32,896         $      33,345       $    72,114         $    68,731
                                                       ===========         =============       ===========         ===========

     Total sales:
       MSSG                                            $   243,954         $     271,258       $   498,644         $   543,901
       AMSG                                                 77,488                90,875           166,699             185,560
       J&L Industrial Supply                                56,481                74,617           116,193             152,248
       Full Service Supply                                  35,311                40,160            77,570              84,222
                                                       -----------         -------------       -----------         -----------
     Total sales                                       $   413,234         $     476,910       $   859,106         $   965,931
                                                       ===========         =============       ===========         ===========

     Operating income (loss):
       MSSG                                            $    17,410         $      31,853       $    42,081         $    60,612
       AMSG                                                   (652)                8,739             9,711              19,930
       J&L Industrial Supply                                (3,665)                2,832            (2,933)              1,637
       Full Service Supply                                     247                 1,812             1,419               3,819
       Corporate and eliminations                           (7,831)               (5,945)          (17,075)            (13,235)
                                                       -----------         -------------       -----------         -----------
     Total operating income                            $     5,509         $      39,291       $    33,203         $    72,763
                                                       ===========         =============       ===========         ===========

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     J&L operating income was reduced for costs associated with restructuring and asset impairment charges of $5.9 million and $0.7 million for the three months ended December 31, 2001 and 2000, respectively, and $7.5 million and $2.2 million for the six months ended December 31, 2001 and 2000, respectively. Additionally, operating income for the three and six months ended December 31, 2000 includes $0.3 million and $2.0 million, respectively, of costs primarily related to the tender offer to acquire the outstanding shares of JLK Direct Distribution Inc. Restructuring charges included in FSS operating income for the three and six months ended December 31, 2001 were $0.1 million and for the six months ended December 31, 2000 were $0.2 million.

     MSSG, AMSG and Corporate operating income was reduced by $6.2 million, $6.0 million and $0.2 million, respectively, for the three and six months ended December 31, 2001 related to restructuring and asset impairment charges.

10. In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121. This statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The provisions of this standard must be applied for fiscal years beginning after December 15, 2001. We are currently evaluating the effects of SFAS No. 144 and are preparing a plan for implementation.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS
SALES
-----

Sales for the December 2001 quarter were $380.3 million, a decline of 14 percent from $443.6 million in the year-ago quarter. Sales in North America contributed to the majority of the decline as these industrial markets continued to weaken with the exception of mining and construction. European sales declined slightly for the first time in three years, in line with general weakness across this region.

Sales for the six months ended December 31, 2001 were $787.0 million compared to $897.2 million in the same period a year ago, a decline of 12 percent. Sales declined 11 percent excluding unfavorable foreign currency effects of one percent, the effect of a divestiture of one percent, partially offset by more workdays in the six months ended December 31, 2001. Sales in North America contributed to the majority of this decline due to weak market conditions with the exception of mining and construction, and energy. In local currency, European sales were flat with the prior year.

GROSS PROFIT MARGIN
-------------------

The gross profit margin for the December 2001 quarter was 30.9 percent, a 320 basis point decline, excluding special charges, compared with 34.1 percent in the year-ago quarter. The margin decline was due principally to under absorption of fixed manufacturing costs due to lower volumes in our businesses. Manufacturing cost reductions, lean efficiencies and a slight increase in pricing offset the effect of modestly higher raw material costs and unfavorable product and customer mix. The gross profit margin for the 2001 quarter reflects a charge of $1.2 million associated with write-down of inventory that was abandoned and scrapped in connection with facility closures.

Consolidated gross profit margin was 31.3 percent for the six months ended December 31, 2001, compared with 33.9 percent in same period a year ago. Gross profit margin was affected by the factors mentioned above, including the charge for the inventory write-down.

OPERATING EXPENSE
-----------------

Operating expense for the December 2001 quarter was $93.1 million, a reduction of 11 percent compared to the year-ago quarter, excluding $0.3 million of costs in the 2000 quarter related primarily to the tender offer to acquire the minority shares of JLK Direct Distribution Inc. The elimination of waste and expense through lean initiatives and other cost-cutting measures nearly kept pace with the sales decline. Excluding foreign exchange, operating expense declined 12 percent.

For the six months ended December 31, 2001, operating expense was $193.0 million, a decline of ten percent, compared to the same period a year ago, excluding costs of $2.0 million in the 2000 quarter related primarily to the JLK tender offer costs. Excluding foreign exchange, operating expense declined nine percent and was affected by the factors mentioned above.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGE
-----------------------------------------

In November 2001, we announced a restructuring program whereby we expect to recognize special charges of $15 million to $20 million, including period costs of $5 million to $6 million, for the closure of three manufacturing locations and the relocation of production of a certain product line from another plant, and associated workforce reductions. This was done in response to continued steep declines in the AMSG electronics and MSSG industrial product markets. We expect to realize ongoing annual benefits of $7 million to $9 million by the end of fiscal 2002. These actions are expected to improve our competitiveness and we expect to be substantially completed by the third quarter of fiscal 2002. Subsequently, we implemented the measures associated with the closing and consolidation of the electronics facility in Chicago, IL, and industrial product group's Pine Bluff, AR and Monticello, IN locations. As a result, we recorded restructuring charges of $11.7 million for exit costs associated with these actions, including severance for substantially all 298 employees at these facilities. Additionally, as part of the

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

closure of the electronics plant, we recorded a non-cash charge of $0.8 million, net of salvage value, associated with the abandonment and scrapping of inventory. This charge was recorded as a component of cost of goods sold. The total charge of $12.5 million includes non-cash items of $6.9 million. Additionally, we incurred cash expenditures of $0.5 million through December 31, 2001, resulting in an accrual of $5.1 million at December 31, 2001. We incurred period costs associated with these actions of $0.3 million in the December 2001 quarter, which were expensed as incurred as a component of cost of sales.

In 2001, we began to implement a business improvement plan in the J&L Industrial Supply (J&L) and Full Service Supply (FSS) segments. We expect to substantially complete this plan in the March 2002 quarter. In the J&L segment for the three and six months ended December 31, 2001, we recorded restructuring and asset impairment charges of $5.5 million and $7.1 million, respectively. The charge for the December 2001 quarter is comprised of $5.3 million associated with the write-down of a portion of the book value of a business system and $0.2 million for severance for 15 individuals. For the six months ended December 31, 2001, the charges for J&L are comprised of the costs associated with the business system write-down, $1.3 million for severance for 35 individuals, $0.3 million for facility closures and $0.2 million for the closure of the German operations. Additionally, as part of the closure of the German operations, we recorded a non-cash charge of $0.4 million, net of salvage value, in the December 2001 quarter associated with the abandonment and liquidation of inventory in these operations. This charge was recorded as a component of cost of goods sold.

In anticipation of migrating to a new business system, J&L capitalized costs associated with the development of functionality specifically designed for the J&L business. In the December 2001 quarter, after further evaluation of the development of the system, we determined it was no longer feasible that J&L would use this portion of the business system because the vendor ceased supporting the system. Therefore, we recorded a non-cash charge of $5.3 million, representing the portion of costs capitalized in connection with system enhancements specifically for the J&L business.

In the FSS segment for the three and six months ended December 31, 2001, we recorded restructuring charges of $0.1 million for severance related to seven individuals. Additionally in our core businesses in 2001, we took actions to reduce our salaried work force in response to the weakened U.S. manufacturing sector. This core-business resize program is completed.

The costs accrued for all restructuring activities were based on estimates using the latest information available at the time that the accrual was established. We continue to review our business strategies and pursue other cost-reduction activities in all business segments, some of which could result in future charges. Charges incurred for the six months ended December 31, 2001 and the restructuring accrual at December 31, 2001 are as follows (in thousands):


                                                         Restructuring
                                                            Expense
                                             June 30,       For New        Expense       Non-Cash          Cash        December 31,
                                              2001        Initiatives    Adjustments    Adjustments     Expenditures       2001
                                          -----------    -------------   -----------    -----------     ------------   ------------
J&L business improvement program:
         Employee severance               $       251     $     1,301    $        --    $        --     $   (1,362)    $       190
         Facility closures                        940             505             11             --           (500)            956
         Business system                           --           5,257             --         (5,257)            --              --
FSS business improvement program                  141             108            (71)            --           (156)             22
Core-business resize program                    2,336              --            (77)            --         (1,659)            600
                                          -----------     -----------    -----------    -----------     -----------    -----------
     Total                                $     3,668     $     7,171    $      (137)   $    (5,257)    $   (3,677)    $     1,768
                                          ===========     ===========    ===========    ===========     ==========     ===========


For the six months ended December 31, 2001, we incurred period costs of $0.2 million related to these initiatives, which were included in cost of goods sold as incurred. The expense adjustments for the facility closures were due to incremental costs incurred to exit these facilities. The other expense adjustments relate to reductions in actual amounts paid for severance costs compared to what was initially anticipated. We recorded these expense adjustments as a component of restructuring and asset impairment charge.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

In 2000, we announced plans to close, consolidate or downsize several plants, warehouses and offices, and associated work force reductions as part of our overall plan to increase asset utilization and financial performance, and to reposition Kennametal to become the premier tooling solutions supplier. The costs charged against the restructuring accrual for the 2000 programs as of December 31, 2001 were as follows (in thousands):


                                               June 30,               Cash             Expense        December 31,
                                                 2001          Expenditures         Adjustments           2001
                                           ---------------     ------------         -----------      --------------
         Employee severance                $           153     $        (130)       $         (3)    $           20
         Facility rationalizations                   2,269            (1,297)                (27)               945
                                           ---------------     --------------       -------------    --------------
             Total                         $         2,422     $      (1,427)       $        (30)    $          965
                                           ===============     ==============       =============    ==============


AMORTIZATION EXPENSE
--------------------

We adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" on July 1, 2001. As a result of the non-amortization provisions of SFAS No. 142, we ceased amortizing goodwill resulting in amortization expense of $0.7 million for the quarter ended December 31, 2001, compared to $6.1 million in the year-ago quarter. Similarly, for the six months ended December 31, 2001, amortization expense was $1.4 million compared to $12.5 million in the year-ago period.

INTEREST EXPENSE
----------------

Interest expense for the December 2001 quarter declined 38 percent to $8.3 million, compared to the same quarter last year, due to ongoing reduction in debt and lower average borrowing rates. Our average U.S. borrowing rate of 5.02 percent was 246 basis points below year ago levels due to Federal Reserve rate cuts and improved pricing under our credit facility due to improved credit ratios. For the six months ended December 31, 2001, interest expense declined 34 percent to $17.7 million for the same reasons. Our average U.S. borrowing rate of 5.28 percent was 218 basis points lower than year-ago levels.

OTHER EXPENSE (INCOME), NET
---------------------------

Other expense for the December 31, 2001 and 2000 quarters of $0.1 million and $2.3 million, respectively, included fees of $0.6 million and $1.6 million, respectively, incurred in connection with the accounts receivable securitization program. The decline in these fees is due primarily to lower interest rates in the commercial paper market. The remainder of the decline in other expense, net was primarily due to higher realized gains on foreign exchange transactions and lower royalty expense due to reduced business levels.

For the six months ended December 31, 2001, other income, net was $0.2 million compared to other expense, net of $4.9 million in the year-ago period. Fees associated with the accounts receivable securitization program declined $1.7 million to $1.5 million in 2002 due to the factor mentioned above. The remainder of the decline was due to higher foreign exchange gains of $1.3 million, a gain of $0.8 million from the sale of miscellaneous underutilized assets and lower royalty expense.

INCOME TAXES
------------

The effective tax rate for the three and six months ended December 31, 2001 was
32.0 percent compared to an effective tax rate of 38.8 percent for the quarter, and 39.5 percent for the six month period ended December 31, 2000. The pro forma effective tax rate for the three and six months ended December 31, 2000 would have been 32.5 percent and 33.9 percent, respectively, reflecting the non-amortization provisions of SFAS No. 142. The remainder of the decline primarily reflects a reduction of the statutory German tax rate effective July 1, 2001.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

CHANGE IN ACCOUNTING PRINCIPLE
------------------------------

On July 1, 2000, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," resulting in the recording of a loss from the cumulative effect from the change in accounting principle of $0.6 million, net of tax, or $0.02 per diluted share. The loss primarily relates to the write-down of previously paid option premiums.

NET INCOME (LOSS)
-----------------

Net loss for the quarter ended December 31, 2001 was $2.5 million, or $0.08 per diluted share, compared to net income of $13.5 million, or $0.44 per diluted share, in the same quarter last year. Pro forma earnings for the December 2000 quarter were $18.5 million, or $0.61 per diluted share, reflecting the non-amortization provisions of SFAS No. 142. Excluding special charges in each quarter, net income was $10.0 million, or $0.32 per diluted share, in the December 2001 quarter, compared to pro forma net income of $19.3 million, or $0.63 per diluted share, in the December 2000 quarter. The decline in earnings is attributable to lower sales levels and margins, partially offset by lower operating expense and interest costs, and a decline in our effective tax rate.

Special charges in the December 2001 quarter of $18.3 million, or $0.40 per diluted share, relate to business improvement plans currently being executed. Special charges in the December 2000 quarter of $1.1 million, or $0.03 per diluted share, relate to the J&L business improvement plan and costs associated with the tender offer to acquire the outstanding shares of JLK.

Net income for the six months ended December 31, 2001 was $10.0 million, or $0.32 per diluted share, compared to net income of $22.9 million, or $0.75 per diluted share, in the same period last year. Pro forma earnings for the six months ended December 31, 2000 were $32.1 million, or $1.05 per diluted share, reflecting the non-amortization provisions of SFAS No. 142. Excluding special charges in each period, net income was $23.5 million, or $0.75 per diluted share, in the six months ended December 31, 2001 compared to pro forma net income of $35.2 million, or $1.15 per diluted share, in the six months ended December 31, 2000. The decline in earnings is attributable to the factors mentioned above.

Special charges in the six months ended December 31, 2001 of $19.9 million, or $0.43 per diluted share, relate to business improvement plans currently being executed. Special charges in the six months ended December 31, 2000 of $4.3 million, or $0.08 per diluted share, related to the J&L and FSS business improvement plans and costs associated with the tender offer to acquire the outstanding shares of JLK, coupled with a charge of $0.6 million, net of tax, or $0.02 per diluted share, related to the adoption of SFAS No. 133.

BUSINESS SEGMENT REVIEW
-----------------------

We operate four global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG), J&L Industrial Supply (J&L) and Full Service Supply (FSS), and corporate functional shared services.

METALWORKING SOLUTIONS & SERVICES GROUP
---------------------------------------


                                                Three Months Ended                    Six Months Ended
                                                   December 31,                        December 31,
                                            -----------------------------       ----------------------------
                                                2001               2000             2001              2000
                                                ----               ----             ----              ----
         External sales                     $   218,078       $   245,984       $  441,035       $   494,661
         Intersegment sales                      25,876            25,274           57,609            49,240
         Operating income                        17,410            31,853           42,081            60,612

MSSG sales declined 11 percent compared to the December 2000 quarter, due predominately to weak market conditions in North America. In North America and Europe, sales were down 18 and one percent, respectively, while Asia was up

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

eight percent, all in local currency. In North America, the light and heavy engineering end markets suffered the steepest declines, while automotive stabilized at lower levels. European growth softened as the manufacturing recession expanded. Demand in automotive declined for the first time in this cycle, as well as in light engineering.

Operating income was $23.7 million compared to $34.2 million last year, excluding restructuring charges of $6.2 million in 2002 and goodwill amortization in 2001. The decline in operating income is primarily due to lower sales, offset by operating expense reductions of $4.6 million. Restructuring charges primarily relate to the closure of two manufacturing plants and related severance costs for 184 individuals.

For the six months ended December 31, 2001, MSSG sales declined 10 percent compared to the same period last year, excluding unfavorable foreign exchange effects, due predominately to weak market conditions in North America. Most major end markets weakened year-over-year. In North America, sales were down 16 percent, while Europe and Asia were up two and eight percent, respectively, all in local currency.

Operating income was $48.3 million compared to $65.3 million last year, excluding restructuring charges of $6.2 million in 2002 and goodwill amortization in 2001. Unfavorable foreign exchange effects reduced operating income by $2.4 million. The remainder of the decline in operating income is due to the factors mentioned above.

ADVANCED MATERIALS SOLUTIONS GROUP
----------------------------------


                                                Three Months Ended                    Six Months Ended
                                                   December 31,                        December 31,
                                            -----------------------------       ----------------------------
                                                 2001              2000             2001              2000
                                                 ----              ----             ----              ----
         External sales                     $    71,614       $    84,377       $  154,619       $   171,888
         Intersegment sales                       5,874             6,498           12,080            13,672
         Operating income (loss)                   (652)            8,739            9,711            19,930


AMSG sales declined 15 percent, compared to the December 2000 quarter, as weak demand in the electronics business due to a depressed market accounted for 11 percent of this decline. Higher demand for mining and construction products contributed two percent to the growth in sales while sales in energy and engineered products each contributed three percent to the overall sales decline due to reduced exploration activities and broad-based market contraction.

Operating income was $5.3 million compared to $11.0 million last year, excluding restructuring costs in 2002 and goodwill amortization in 2001. The decline is due to lower gross profit from under-utilization of capacity caused by volume declines, primarily in electronics, partially offset by $1.1 million of operating expense reductions. Restructuring costs in 2002 of $6.0 million relate to the reorganization of the North American electronics business, including the closure of a plant in Chicago and related severance for 114 individuals.

Compared to the same period last year, AMSG sales declined nine percent in the six months ended December 31, 2001, excluding foreign exchange effects. The decline is predominately attributable to weak market conditions in the electronics business. Operating income was $15.7 million compared to $24.4 million last year, excluding restructuring costs in 2002 and goodwill amortization in 2001. Unfavorable foreign currency effects reduced operating income by $0.8 million. The remainder of the decline is due to the factors mentioned above.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

J&L INDUSTRIAL SUPPLY
---------------------


                                                Three Months Ended                    Six Months Ended
                                                   December 31,                        December 31,
                                            -----------------------------       ----------------------------
                                                 2001              2000             2001              2000
                                                 ----              ----             ----              ----
         External sales                     $    56,003       $    73,581       $  115,124       $   150,204
         Intersegment sales                         478             1,036            1,069             2,044
         Operating income (loss)                 (3,665)            2,832           (2,933)            1,637

J&L sales declined 19 percent compared to last year excluding the effects of the ATS divestiture. The decline in sales is primarily attributed to the North American automotive downturn and further weakening in the broader industrial market. Operating income was $2.2 million in the December 2001 quarter, compared to $4.6 million in the prior year, excluding special charges in each period and goodwill amortization in 2001. Operating income declined primarily due to the reduction in sales despite the lower cost structure as a result of the business improvement plan. J&L operating income for the quarter ended December 31, 2001 and 2000 was reduced by $5.9 million and $0.7 million, respectively, related to restructuring and asset impairment charges. Additionally, operating income for the December 31, 2000 quarter includes $0.3 million of costs primarily related to the tender offer to acquire the outstanding shares of JLK.

For the six months ended December 31, 2001, J&L sales declined 19 percent compared to last year, excluding the effects of the ATS divestiture, due to the factors noted above. Operating income was $4.5 million for the six months ended December 31, 2001, compared to $7.2 million in the prior year, excluding special charges in each period and goodwill amortization in 2001. Operating income declined due to the factors noted above. J&L operating income for the six months ended December 31, 2001 and 2000 was reduced by $7.5 million and $2.2 million, respectively, related to restructuring and asset impairment charges. Additionally, operating income for the six months ended December 31, 2000 includes $2.0 million of costs primarily related to the tender offer to acquire the outstanding shares of JLK.

FULL SERVICE SUPPLY
-------------------


                                                Three Months Ended                    Six Months Ended
                                                   December 31,                        December 31,
                                            -----------------------------       ----------------------------
                                                 2001              2000             2001              2000
                                                 ----              ----             ----              ----
         External sales                     $    34,643       $    39,623       $   76,214       $    80,447
         Intersegment sales                         668               537            1,356             3,775
         Operating income                           247             1,812            1,419             3,819

FSS sales for the December 2001 quarter declined 13 percent compared to the year-ago quarter due to the general weakness in the North American industrial market. Operating income of $0.3 million, declined $1.5 million compared to the December 2000 quarter, excluding a restructuring charge of $0.1 million in the December 2001 quarter for severance. The decline is due to lower sales levels coupled with overall lower gross margins due to higher percentage of sales to the automotive sector.

Compared to the same period last year, FSS sales declined five percent for the six months ended December 31, 2001. Operating income of $1.4 million, declined $2.5 million compared to the same period last year, excluding a restructuring charge of $0.2 million in 2001 related to severance. These declines are due to the same factors as mentioned above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our cash flow from operations is the primary source of financing for capital expenditures and internal growth. The most significant risks associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. However, we believe we can adequately control costs and manage our working capital to meet our cash flow needs, despite low levels of demand.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

During the six months ended December 31, 2001, we generated $65.1 million in cash flow from operations, a decline of $22.1 million compared to the year-ago. The decline resulted primarily from lower earnings in 2002 of $12.9 million and lower working capital improvements of $7.8 million. The lower working capital improvements include a reduction in the level of accounts receivable securitized, resulting in the repayment of $12.2 million to the financial institution counterparty, due to overall lower levels of accounts receivable resulting from lower sales levels. Periodically, this can occur when we do not generate sufficient new, qualifying receivables to replenish the pool as a result of an overall reduction in the level or quality, or change in the composition of accounts receivable. We believe our cash flow from operations and borrowing capacity provide sufficient alternative sources of liquidity in the event of a reduction in the level of securitized accounts receivable.

Net cash used for investing activities was $22.9 million, a decline of $42.0 million compared to the six months ended December 31, 2000. The decline is primarily due to a reduction in the purchase of minority interests of consolidated subsidiaries of $42.6 million. We lowered our projection of capital expenditures for 2002 to be in the range of $40 to $50 million as a result of further weakening of the U.S. economy. We believe this level of capital spending is sufficient to maintain competitiveness and improve productivity.

Net cash used for financing activities was $44.5 million, an increase of $16.6 million compared to the six months ended December 31, 2000. This increase primarily is due to higher debt repayments in 2002 of $25.7 million, offset by higher proceeds from employee stock plans of $5.3 million and lower treasury stock purchases of $4.1 million in 2002.

In September 2001, we continued our program to repurchase, from time to time, our outstanding capital stock for investment or other general corporate purposes. We purchased 375,000 shares of our capital stock at a total cost of $12.4 million. As a result of these repurchases, we have completed our repurchase program announced January 31, 1997 of 1.6 million shares. Additionally, we brought the total purchased under the authority of the repurchase program announced in October 2000 to approximately 0.2 million shares. We are permitted to repurchase up to 2.0 million shares under the October 2000 program. The repurchases were financed principally by cash from operations and short-term borrowings. Repurchases may be made from time to time in the open market, in negotiated or other permissible transactions.

FINANCIAL CONDITION
-------------------

Total assets were $1,766.1 million at December 31, 2001, a decline of three percent compared to June 30, 2001. Net working capital, excluding the revolving credit loan of $388.6 million, was $381.4 million, down one percent from $386.7 million at June 30, 2001. Primary working capital as a percentage of sales (PWC%) at December 31, 2001 was 27.7 percent, compared to 27.3 percent at June 30, 2001 and 27.8 percent at December 31, 2000. The decline in net working capital is primarily due to lower sales levels and our focus on controlling growth in these accounts. The increase in PWC% from June 30, 2001 is due to lower sales levels. Inventory turnover increased to 3.0 at December 31, 2001, compared to 2.9 at June 30, 2001 and 2.8 at December 31, 2000, due to initiatives aimed at increasing inventory turns. The total debt-to-total capital ratio declined to 41.8 percent at December 31, 2001 from 42.9 percent at June 30, 2001 and 46.7 percent at December 31, 2000 primarily due to continued focus on debt reduction, despite lower earnings levels. The revolving credit loan under the Bank Credit Facility is due in August 2002 and is classified as a current liability. We currently intend on refinancing this loan on or before the maturity date.

NEW ACCOUNTING STANDARD
-----------------------

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121. This statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The provisions of this standard must be applied for fiscal years beginning after December 15, 2001. We are currently evaluating the effects of SFAS No. 144 and are preparing a plan for implementation.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

OUTLOOK
-------

Sales for the third quarter of fiscal 2002 are expected to decline 10 to 15 percent, with diluted earnings per share between $0.50 and $0.55, excluding special charges. In addition, based upon current assessments, we are forecasting diluted earnings per share for fiscal 2002 to range from $1.90 to $2.10, excluding special charges. Despite the reduction in earnings expectations, cash flow for the year should still attain the ongoing long-term range of $100 million to $150 million.

FORWARD-LOOKING STATEMENTS
--------------------------

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

                           PART II. OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

     The information set forth in Part II, Item 4 of the company's September 30, 2001 Form 10-Q is incorporated by reference herein.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

      (a)      Exhibits

               (3)     Articles of Incorporation and Bylaws

               3.1 Bylaws of Kennametal Inc., as amended through January 29, 2002, are filed herewith.

      (b)      Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            KENNAMETAL INC.



Date:    February 14, 2002         By:      /s/ F. NICHOLAS GRASBERGER III
                                            -----------------------------------
                                            F. Nicholas Grasberger III
                                            Vice President and
                                            Chief Financial Officer