Form 10-Q
period 2002-03-31
KENNAMETAL INC
filed 2002-05-14
CIK 55242

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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


Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date:


          Title of Each Class                                      Outstanding at April 30, 2002
----------------------------------------                       -------------------------------------
Capital Stock, par value $1.25 per share                                    31,169,944

================================================================================

                                 KENNAMETAL INC.
                                    FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 2001



                                TABLE OF CONTENTS


ITEM NO.                                                                                                        PAGE


                                          PART I. FINANCIAL INFORMATION


1.   Financial Statements:

     Condensed Consolidated Statements of Income (Unaudited)
     Three and nine months ended March 31, 2002 and 2001....................................................      1

     Condensed Consolidated Balance Sheets (Unaudited)
     March 31, 2002 and June 30, 2001.......................................................................      2

     Condensed Consolidated Statements of Cash Flows (Unaudited)
     Nine months ended March 31, 2002 and 2001..............................................................      3

     Notes to Condensed Consolidated Financial Statements (Unaudited).......................................      4

2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..................     11

3.   Quantitative and Qualitative Disclosures about Market Risk.............................................     21


                                            PART II. OTHER INFORMATION


6.   Exhibits and Reports on Form 8-K.......................................................................     22

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands, except per share data)

                                                             Three Months Ended          Nine Months Ended
                                                                  March 31,                   March 31,
                                                        ---------------------------  --------------------------

                                                             2002          2001          2002           2001
                                                             ----          ----          ----           ----
OPERATIONS
Net sales                                               $   393,852    $   468,191   $ 1,180,844    $ 1,365,391
Cost of goods sold                                          266,205        303,684       806,893        896,852
                                                        -----------    -----------   -----------    -----------
Gross profit                                                127,647        164,507       373,951        468,539
Operating expense                                            95,695        106,786       288,711        323,238
Restructuring and asset impairment charge                     3,944          2,286        22,650          4,633
Amortization of intangibles                                     728          6,063         2,107         18,533
                                                        -----------    -----------   -----------    -----------
Operating income                                             27,280         49,372        60,483        122,135
Interest expense                                              7,421         12,496        25,076         39,091
Other expense (income), net                                     (14)         1,873          (179)         6,766
                                                        -----------    -----------   -----------    -----------
Income before provision for income taxes
  and minority interest                                      19,873         35,003        35,586         76,278
Provision for income taxes                                    6,359         13,824        11,387         30,128
Minority interest                                               370            785         1,071          2,291
                                                        -----------    -----------   -----------    -----------
Income before cumulative effect of change
   in accounting principle                                   13,144         20,394        23,128         43,859
Cumulative effect of change in accounting
    principle, net of tax of $399                              --             --            --             (599)
                                                        -----------    -----------   -----------    -----------
Net income                                              $    13,144    $    20,394   $    23,128    $    43,260
                                                        ===========    ===========   ===========    ===========

PER SHARE DATA
Basic earnings per share before cumulative
    effect of change in accounting principle            $      0.42    $      0.67   $      0.75    $      1.44
Cumulative effect of change in accounting
   principle per share                                         --             --            --            (0.02)
                                                        -----------    -----------   -----------    -----------
Basic earnings per share                                $      0.42    $      0.67   $      0.75    $      1.42
                                                        ===========    ===========   ===========    ===========

Diluted earnings per share before cumulative
    effect of change in accounting principle            $      0.42    $      0.66   $      0.74    $      1.43
Cumulative effect of change in accounting
   principle per share                                         --             --            --            (0.02)
                                                        -----------    -----------   -----------    -----------
Diluted earnings per share                              $      0.42    $      0.66   $      0.74    $      1.41
                                                        ===========    ===========   ===========    ===========

Dividends per share                                     $      0.17    $      0.17   $      0.51    $      0.51
                                                        ===========    ===========   ===========    ===========

Basic weighted average shares outstanding                    31,089         30,483        31,002         30,523
                                                        ===========    ===========   ===========    ===========

Diluted weighted average shares outstanding                  31,553         30,692        31,454         30,656
                                                        ===========    ===========   ===========    ===========


See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands)


                                                                                   March 31,      June 30,
                                                                                     2002           2001
                                                                                     ----           ----
ASSETS
Current assets:
   Cash and equivalents                                                         $    10,705    $    12,940
   Marketable equity securities available-for-sale                                    9,462         12,419
   Accounts receivable, less allowance for
     doubtful accounts of $10,115 and $7,999                                        168,094        206,175
   Inventories                                                                      351,129        373,221
   Deferred income taxes                                                             66,177         57,452
   Other current assets                                                              18,602         18,989
                                                                                -----------    -----------
Total current assets                                                                624,169        681,196
                                                                                -----------    -----------

Property, plant and equipment:
   Land and buildings                                                               227,018        227,382
   Machinery and equipment                                                          809,987        776,494
   Less accumulated depreciation                                                   (598,500)      (531,002)
                                                                                -----------    -----------
Net property, plant and equipment                                                   438,505        472,874
                                                                                -----------    -----------

Other assets:
   Investments in affiliated companies                                                4,332          3,875
   Intangible assets, less accumulated amortization
     of $109,742 and $108,675                                                       623,119        624,760
   Other                                                                             56,126         42,737
                                                                                -----------    -----------
Total other assets                                                                  683,577        671,372
                                                                                -----------    -----------
Total assets                                                                    $ 1,746,251    $ 1,825,442
                                                                                ===========    ===========

LIABILITIES
Current liabilities:
   Current maturities of long-term debt and capital leases                      $   377,357    $     2,031
   Notes payable to banks                                                             6,282         22,499
   Accounts payable                                                                  93,810        118,073
   Accrued vacation pay                                                              28,775         29,134
   Accrued income taxes                                                               3,972         16,425
   Accrued payroll                                                                   19,202         22,189
   Other current liabilities                                                         84,146         84,134
                                                                                -----------    -----------
Total current liabilities                                                           613,544        294,485
                                                                                -----------    -----------
Long-term debt and capital leases, less current maturities                          164,257        582,585
Deferred income taxes                                                                54,953         53,844
Other liabilities                                                                    88,720         87,898
                                                                                -----------    -----------
Total liabilities                                                                   921,474      1,018,812
                                                                                -----------    -----------
Minority interest in consolidated subsidiaries                                        8,907          9,861
                                                                                -----------    -----------

SHAREOWNERS' EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued                    --             --
Capital stock, $1.25 par value; 70,000 shares authorized;
   33,807 and 33,615 shares issued                                                   42,259         42,018
Additional paid-in capital                                                          371,911        353,804
Retained earnings                                                                   547,967        540,965
Treasury shares, at cost; 2,657 and 2,774 shares held                               (72,804)       (65,963)
Unearned compensation                                                                (4,885)        (2,165)
Accumulated other comprehensive loss                                                (68,578)       (71,890)
                                                                                -----------    -----------
Total shareowners' equity                                                           815,870        796,769
                                                                                -----------    -----------
Total liabilities and shareowners' equity                                       $ 1,746,251    $ 1,825,442
                                                                                ===========    ===========


See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands)

                                                                                           Nine Months Ended
                                                                                                March 31,
                                                                                -----------------------------------
                                                                                     2002                  2001
                                                                                     ----                  ----
OPERATING ACTIVITIES
Net income                                                                       $  23,128            $  43,260
Adjustments for non-cash items:
   Depreciation                                                                     53,130               54,907
   Amortization                                                                      2,107               18,533
   Restructuring and asset impairment charge                                        12,914                1,091
   Cumulative effect of change in accounting principle, net of tax                    --                    599
   Other                                                                            (1,673)               5,076
Changes in certain assets and liabilities, net of acquisition:
   Accounts receivable                                                              37,469                7,275
   Proceeds from accounts receivable securitization                                  3,200                4,300
   Inventories                                                                      25,948               13,553
   Accounts payable and accrued liabilities                                        (31,886)              (5,271)
   Other                                                                           (19,904)              (9,839)
                                                                                 ---------            ---------
Net cash flow from operating activities                                            104,433              133,484
                                                                                 ---------            ---------

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                         (30,349)             (40,121)
Disposals of property, plant and equipment                                           5,799                3,558
Purchase of subsidiary stock                                                          --                (42,750)
Other                                                                               (6,350)                (170)
                                                                                 ---------            ---------
Net cash flow used for investing activities                                        (30,900)             (79,483)
                                                                                 ---------            ---------

FINANCING ACTIVITIES
Net decrease in notes payable                                                       (5,104)              (2,289)
Net decrease in revolver and other lines of credit                                 (53,022)             (34,905)
Term debt borrowings                                                                   455                1,120
Term debt repayments                                                                (8,076)              (1,033)
Purchase of treasury stock                                                         (12,417)             (16,494)
Dividend reinvestment and employee benefit and stock plans                          19,709               14,414
Cash dividends paid to shareowners                                                 (15,807)             (15,550)
Other                                                                               (1,654)              (1,315)
                                                                                 ---------            ---------
Net cash flow used for financing activities                                        (75,916)             (56,052)
                                                                                 ---------            ---------

Effect of exchange rate changes on cash and equivalents                                148                 (285)
                                                                                 ---------            ---------

CASH AND EQUIVALENTS
Net decrease in cash and equivalents                                                (2,235)              (2,336)
Cash and equivalents, beginning of year                                             12,940               22,323
                                                                                 ---------            ---------
Cash and equivalents, end of period                                              $  10,705            $  19,987
                                                                                 =========            =========

SUPPLEMENTAL DISCLOSURES
Interest paid                                                                    $  24,705            $  39,734
Income taxes paid                                                                   27,078               25,847


See accompanying notes to condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. The condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in our 2001 Annual Report. The condensed consolidated balance sheet as of June 30, 2001 was derived from the audited balance sheet included in our 2001 Annual Report. These interim statements are unaudited; however, we believe all adjustments necessary for a fair presentation were made. All such adjustments are of a normal recurring nature unless otherwise disclosed. The results for the three and nine months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a "year" is to a fiscal year ended June 30. We reclassified certain amounts in the prior years' condensed consolidated financial statements to conform with the current year presentation.

2. Inventories are stated at lower of cost or market. We use the last-in, first-out (LIFO) method for determining the cost of a significant portion of our U.S. inventories. We determine cost for the remainder of our inventories under the first-in, first-out (FIFO) or average cost methods. We used the LIFO method of valuing inventories for approximately 55 percent of total inventories at March 31, 2002. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

     Inventories as of the balance sheet dates consisted of the following (in thousands):


                                                          March 31,              June 30,
                                                            2002                   2001
                                                            ----                   ----
         Finished goods                                 $    273,035          $    284,801
         Work in process and powder blends                    93,708                94,231
         Raw materials and supplies                           31,053                32,130
                                                        ------------          ------------
         Inventories at current cost                         397,796               411,162
         Less LIFO valuation                                 (46,667)              (37,941)
                                                        ------------          ------------
         Total inventories                              $    351,129          $    373,221
                                                        ============          ============

3. We are involved in various environmental cleanup and remediation activities at several of our manufacturing facilities. In addition, we are currently named as a potentially responsible party (PRP) at several Superfund sites in the United States. In December 1999, we recorded a remediation reserve of $3.0 million with respect to our involvement in these matters, which was recorded as a component of operating expense. This represents our best estimate of the undiscounted future obligation based on our evaluations and discussions with outside counsel and independent consultants, and the current facts and circumstances related to these matters. We recorded this liability because certain events occurred, including the identification of other PRPs, an assessment of potential remediation solutions and direction from the government for the remedial action plan that clarified our level of involvement in these matters and our relationship to other PRPs. This led us to conclude that it was probable a liability had been incurred. Through March 31, 2002, we incurred costs of $0.4 million, which were charged against this accrual.

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

     We maintain a Corporate Environmental, Health and Safety (EH&S) Department, as well as an EH&S Policy Committee, to ensure compliance with environmental regulations and to monitor and oversee remediation activities. In addition, we have established an EH&S administrator at each of our global manufacturing facilities. Our financial management team periodically meets with members of the Corporate EH&S Department and the Corporate Legal

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     Department to review and evaluate the status of environmental projects and contingencies. On a quarterly basis, we establish or adjust financial provisions and reserves for environmental contingencies in accordance with Statement of Financial Accounting Standard (SFAS) No. 5, "Accounting for Contingencies."

4. For purposes of determining the number of dilutive shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised stock options for the three and nine months ended March 31, 2002 and 2001. Unexercised stock options to purchase our capital stock of
     0.6 million and 1.5 million for the three months ended March 31, 2002 and 2001, respectively, and 1.2 million and 1.6 million shares for the nine months ended March 31, 2002 and 2001, respectively, are not included in the computation of diluted earnings per share because the option price was greater than the average market price.

5. Comprehensive income for the three and nine months ended March 31, 2002 and 2001 is as follows (in thousands):


                                                                          Three Months Ended         Nine Months Ended
                                                                               March 31,                 March 31,
                                                                        ----------------------     ----------------------
                                                                           2002        2001          2002        2001
                                                                           ----        ----          ----        ----
        Net income                                                      $ 13,144    $ 20,394       $ 23,128    $ 43,260
        Cumulative effect of change in accounting
            principle, net of tax                                           --          --             --         1,571
        Unrealized gain (loss) on derivatives designated and
            and qualified as cash flow hedges, net of tax                  1,547        (533)         1,058      (2,673)
        Reclassification of net unrealized gains
            on matured derivatives, net of tax                              (362)       (319)        (1,412)       (832)
        Unrealized gain (loss) on marketable equity securities
            available-for-sale, net of tax                                 1,120        (920)        (1,506)     (6,791)
        Minimum pension liability adjustment, net of tax                      49          43           (105)         44
        Foreign currency translation adjustments                           1,441      (5,078)         5,276     (12,189)
                                                                        --------    --------       --------    --------
        Comprehensive income                                            $ 16,939    $ 13,587       $ 26,439    $ 22,390
                                                                        ========    ========       ========    ========

     The components of accumulated other comprehensive loss consist of the following (in thousands):


                                                                                   March 31,     June 30,
                                                                                     2002          2001
                                                                                     ----          ----
          Unrealized gain (loss) on marketable equity securities
               available-for-sale, net of tax                                     $   (222)    $  1,284
          Unrealized losses on derivatives designated and
               qualified as cash flow hedges, net of tax                            (2,875)      (2,522)
          Minimum pension liability adjustment, net of tax                          (3,625)      (3,520)
          Foreign currency translation adjustments                                 (61,856)     (67,132)
                                                                                  --------     --------
          Total accumulated other comprehensive loss                              $(68,578)    $(71,890)
                                                                                  ========     ========

6. On July 1, 2000, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," resulting in the recording of current assets of $1.6 million, long-term assets of $1.4 million, current liabilities of $1.3 million, long-term liabilities of $0.7 million, a decrease in accumulated other comprehensive loss of $1.6 million, net of tax, and a loss from the cumulative effect from the change in accounting principle of $0.6 million, net of tax. We recognized expense of less than $0.1 million and $0.6 million for the three months ended March 31, 2002 and 2001, respectively, and expense of $0.1 million and $0.7 million for the nine months ended March 31, 2002 and 2001, respectively, as a component of other expense (income), net related to hedge ineffectiveness. Based upon foreign exchange and interest rates at March 31, 2002, we expect to recognize into earnings in the next 12 months net current liabilities of $5.1 million related to outstanding derivative instruments and net gains of $0.2 million, recorded in accumulated other comprehensive loss, related to expired derivative instruments.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

7. Effective July 1, 2001, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets, including new measurement techniques for evaluating the recoverability of such assets. Under SFAS No. 142, all goodwill amortization ceased effective July 1, 2001. Material amounts of recorded goodwill attributable to each of our reporting units, including those affected by the restructuring program announced in November 2001 (see Note 8), were tested for impairment by comparing the fair value of each reporting unit with its carrying value. As a result of the adoption of this rule, we expect to record a non-cash charge of $230 million to $260 million, specific to the electronics (AMSG segment) and the industrial product group (MSSG segment) businesses, which were acquired in 1998 as part of Greenfield Industries. The fair values of these reporting units were determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. The final phase of testing, which will narrow this range to an actual charge, is expected to be completed during the June 2002 quarter. The initial phase of the impairment tests were required to be performed within six months of adoption of SFAS No. 142, or December 31, 2001, and are required at least annually thereafter. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during the June quarter, in connection with our annual planning process.

     Under SFAS No. 142, the impairment adjustment recognized at adoption of this standard will be reflected as a cumulative effect of a change in accounting principle, effective July 1, 2001. Impairment adjustments recognized after adoption, if any, are required to be recognized as a component of operating expense.

     Changes in the carrying amounts of goodwill since June 30, 2001 primarily relate to the translation effects of goodwill on non-dollar functional currency subsidiaries. The carrying amount of goodwill attributable to each segment, before the anticipated non-cash charge from the adoption of SFAS No. 142, at March 31, 2002 and June 30, 2001 is as follows (in thousands):


                                                                      March 31,                  June 30,
                                                                        2002                       2001
                                                                        ----                       ----
                    MSSG                                           $     315,801              $    315,463
                    AMSG                                                 249,699                   249,345
                    J&L Industrial Supply                                 45,748                    45,748
                    Full Service Supply                                    4,707                     4,707
                                                                   -------------              ------------
                    Total                                          $     615,955              $    615,263
                                                                   =============              ============

     In connection with adopting SFAS No. 142, we also reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continue to be appropriate. The remaining lives of these assets primarily range from one to four years. The components of our amortized intangible assets are as follows (in thousands):


                                                         March 31, 2002                             June 30, 2001
                                             ------------------------------------      -----------------------------------
                                             Gross Carrying       Accumulated          Gross Carrying     Accumulated
                                                 Amount           Amortization             Amount         Amortization
                                                 ------           ------------             ------         ------------
        Contract based                         $ 11,515           $ (9,177)             $ 12,098           $ (7,969)
        Technology based and other                4,742             (3,041)                5,098             (2,817)
        Intangible pension asset                  3,125               --                   3,087               --
                                               --------           --------              --------           --------
        Total                                  $ 19,382           $(12,218)             $ 20,283           $(10,786)
                                               ========           ========              ========           ========

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


     Amortization expense for intangible assets was $0.7 million and $2.1 million for the three and nine months ended March 31, 2002, respectively. Estimated amortization expense for the remainder of 2002 and the five succeeding years are as follows (in thousands):

                    2002 (remainder)                    $     647
                    2003                                    1,931
                    2004                                      644
                    2005                                      283
                    2006                                      219
                    2007                                       90

     Actual results of operations for the three and nine months ended March 31, 2002 and pro forma results of operations for the three and nine months ended March 31, 2001 had we applied the non-amortization provisions of SFAS No. 142 in these periods are as follows (in thousands, except per share amounts):

                                                                Three Months Ended                       Nine Months Ended
                                                                     March 31,                                March 31,
                                                         ------------------------------            -----------------------------
                                                              2002              2001                    2002             2001
                                                         ------------      ------------            ------------     ------------
    Reported net income                                  $    13,144       $    20,394             $    23,128      $    43,260
    Add: goodwill amortization, net of tax                        --             5,486                      --           14,707
                                                         -----------       -----------             -----------      -----------
    Adjusted net income                                  $    13,144       $    25,880             $    23.128      $    57,967
                                                         ===========       ===========             ===========      ===========

    Basic earnings per share:
               Reported net income                       $      0.42       $      0.67             $      0.75      $      1.42
               Goodwill amortization                              --              0.18                      --             0.48
                                                         -----------       -----------             -----------      -----------
               Adjusted net income                       $      0.42       $      0.85             $      0.75      $      1.90
                                                         ===========       ===========             ===========      ===========

    Diluted earnings per share:
               Reported net income                       $      0.42       $      0.66             $      0.74      $      1.41
               Goodwill amortization                              --              0.18                      --             0.48
                                                         -----------       -----------             -----------      -----------
               Adjusted net income                       $      0.42       $      0.84             $      0.74      $      1.89
                                                         ===========       ===========             ===========      ===========

8. In November 2001, we announced a restructuring program whereby we expect to recognize special charges of $15 million to $20 million, including period costs of $5 million to $6 million, for the closure of three manufacturing locations and the relocation of the production of a certain product line from another plant, and associated workforce reductions. This was done in response to continued steep declines in the end market demand in the electronics and industrial product group's businesses. Additionally, we have implemented other worldwide workforce reductions in these segments in reaction to the declines in our end markets. These actions are expected to improve our competitiveness and we expect to be completed by the end of fiscal 2002.

     We implemented the measures associated with the closing and consolidation of the AMSG electronics facility in Chicago, IL, and MSSG industrial product group's Pine Bluff, AR and Monticello, IN locations. As a result, we recorded restructuring charges of $0.3 million and $12.0 million, respectively, for the three and nine months ended March 31, 2002 related to exit costs associated with these actions, including severance for substantially all 298 employees at these facilities. Additionally in the December 2001 quarter, as part of the closure of the electronics plant, we recorded a non-cash charge of $0.8 million, net of salvage value, associated with the abandonment and scrapping of inventory. This charge was recorded as a component of cost of goods sold. In the March 2002 quarter, we recorded a charge of $1.5 million related to severance for 72 individuals, primarily in the MSSG segment. The total charge to date of $14.3 million includes non-cash items of $6.2 million.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     Through March 31, 2002, we incurred cash expenditures of $4.3 million, resulting in an accrual of $3.8 million at March 31, 2002. We incurred period costs associated with these actions of $0.7 million and $1.0 million, respectively, for the three and nine months ended March 31, 2002, which were expensed as incurred as a component of cost of sales.

     In 2001, we began to implement a business improvement plan in the J&L Industrial Supply (J&L) and Full Service Supply (FSS) segments. We expect to substantially complete this plan by the end of fiscal 2002. In the J&L segment for the three and nine months ended March 31, 2002, we recorded restructuring and asset impairment charges of $1.9 million and $8.9 million, respectively. The charge for the March 2002 quarter is comprised of $1.3 million for the closure of 10 satellites and two warehouses and call centers and $0.6 million for severance for 25 individuals. Additionally, as part of the facility closures, we recorded a charge of $0.5 million, net of salvage value, associated with the abandonment and scrapping of inventory at these locations. This charge was recorded as a component of cost of goods sold.

     For the nine months ended March 31, 2002, the charges for J&L are comprised of a write-down of a portion of the book value of a business system of $5.3 million, $1.9 million for severance for 60 individuals, $1.5 million for facility closures and $0.2 million for the closure of the German operations. Additionally, as part of the closure of the German operations, we recorded a non-cash charge of $0.4 million, net of salvage value, in the December 2001 quarter associated with the abandonment and liquidation of inventory in these operations. This charge was recorded as a component of cost of goods sold.

     In anticipation of migrating to a new business system, J&L capitalized costs associated with the development of system functionality specifically designed for the J&L business. In the December 2001 quarter, after further evaluation of the development of the system, we determined it was no longer feasible that J&L would use this portion of the business system because the vendor ceased supporting the system. Therefore, we recorded a non-cash charge of $5.3 million, representing the portion of costs capitalized in connection with system enhancements specifically for the J&L business.

     In the FSS segment for the three and nine months ended March 31, 2002, we recorded restructuring charges of $0.2 million and $0.3 million, respectively, for severance related to nine and 16 individuals, respectively. Additionally in our core business in 2001, we took actions to reduce our salaried work force in response to the weakened U.S. manufacturing sector. This core-business resize program is completed.

     The costs accrued for all restructuring activities were based on estimates using the latest information available at the time that the accrual was established. We continue to review our business strategies and pursue other cost-reduction activities in all business segments, some of which could result in future charges. Charges incurred for the nine months ended March 31, 2002 and the restructuring accrual at March 31, 2002 are as follows (in thousands):


                                                           Restructuring
                                                             Expense
                                             June 30,        For New          Expense       Non-Cash          Cash        March 31,
                                               2001        Initiatives      Adjustments    Adjustments     Expenditures     2002
                                             ---------     -------------    -----------    -----------     ------------   ---------
J&L business improvement program:
     Employee severance                      $   251        $ 1,897          $     6        $  --          $(2,072)       $    82
     Facility closures                           940          1,690               93           (572)        (1,088)         1,063
     Business system                              --          5,257               --         (5,257)            --             --
FSS business improvement program                 141            372              (71)            --           (429)            13
Core-business resize program                   2,336             --              (77)            --         (1,808)           451
                                             -------        -------          -------        -------        -------        -------
Total                                        $ 3,668        $ 9,216          $   (49)       $(5,829)       $(5,397)       $ 1,609
                                             =======        =======          =======        =======        =======        =======


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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     In 2000, we announced plans to close, consolidate or downsize several plants, warehouses and offices, and associated work force reductions as part of our overall plan to increase asset utilization and financial performance, and to reposition Kennametal to become the premier tooling solutions supplier. The costs charged against the restructuring accrual for the 2000 programs as of March 31, 2002 were as follows (in thousands):

                                               June 30,            Cash               Expense             March 31,
                                                 2001          Expenditures         Adjustments              2001
                                           ---------------     --------------       -------------       -------------
         Employee severance                $           153     $        (130)       $         (3)       $          20
         Facility rationalizations                   2,269            (1,392)                (27)                 850
                                           ---------------     --------------       -------------       -------------
              Total                        $         2,422     $      (1,522)       $        (30)       $         870
                                           ===============     ==============       =============       =============

     In 1999, we implemented restructuring programs to reduce costs, improve operations and enhance customer satisfaction. Accruals for these 1999 programs were $0.1 million at March 31, 2002. Costs charged against the accrual for the voluntary early retirement plan for the nine months ended March 31, 2002 were $0.3 million.

9. We operate four global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG), J&L and FSS, and corporate functional shared services. Our external sales, intersegment sales and operating income by segment for the three and nine months ended March 31, 2002 and 2001 are as follows (in thousands):


                                              Three Months Ended                Nine Months Ended
                                                  March 31,                          March 31,
                                        ---------------------------        -------------------------------
                                             2002           2001                2002           2001
                                             ----           ----                ----           ----
External sales:
  MSSG                                  $   224,971    $   260,098         $   666,006       $   754,759
  AMSG                                       72,879         91,858             227,498           263,746
  J&L Industrial Supply                      58,873         74,504             173,997           224,708
  Full Service Supply                        37,129         41,731             113,343           122,178
                                        -----------    -----------         -----------       -----------
Total external sales                    $   393,852    $   468,191         $ 1,180,844       $ 1,365,391
                                        ===========    ===========         ===========       ===========

Intersegment sales:
  MSSG                                  $    29,071    $    31,241         $    86,680       $    80,481
  AMSG                                        5,934          7,352              18,014            21,024
  J&L Industrial Supply                         533            981               1,602             3,026
  Full Service Supply                           639            787               1,995             4,562
                                        -----------    -----------         -----------       -----------
Total intersegment sales                $    36,177    $    40,361         $   108,291       $   109,093
                                        ===========    ===========         ===========       ===========

Total sales:
  MSSG                                  $   254,042    $   291,339         $   752,686       $   835,240
  AMSG                                       78,813         99,210             245,512           284,770
  J&L Industrial Supply                      59,406         75,485             175,599           227,734
  Full Service Supply                        37,768         42,518             115,338           126,740
                                        -----------    -----------         -----------       -----------
Total sales                             $   430,029    $   508,552         $ 1,289,135       $ 1,474,484
                                        ===========    ===========         ===========       ===========

Operating income (loss):
  MSSG                                  $    25,999    $    38,318         $    68,080       $    98,930
  AMSG                                        6,988         12,188              16,699            32,118
  J&L Industrial Supply                       1,208          2,896              (1,725)            4,533
  Full Service Supply                           380          2,125               1,799             5,944
  Corporate and eliminations                 (7,295)        (6,155)            (24,370)          (19,390)
                                        -----------    -----------         -----------       -----------
Total operating income                  $    27,280    $    49,372         $    60,483       $   122,135
                                        ===========    ===========         ===========       ===========


     J&L operating income was reduced for costs associated with restructuring and asset impairment charges of $2.4 million and $1.8 million for the three months ended March 31, 2002 and 2001, respectively, and $9.8 million and $4.0 million for the nine months ended March 31, 2002 and 2001, respectively. Additionally, operating income for the

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     three and nine months ended March 31, 2001 includes $0.1 million and $2.1 million, respectively, of costs primarily related to the tender offer to acquire the outstanding shares of JLK Direct Distribution Inc. Restructuring charges included in FSS operating income for the three and nine months ended March 31, 2002 were $0.2 million and $0.3 million, respectively, and for the three and nine months ended March 31, 2001 were $0.3 million.

     MSSG and AMSG operating income was reduced by $1.9 million and $0.6 million, respectively, for the three months ended March 31, 2002 related to restructuring and related period costs. MSSG, AMSG and Corporate operating income was reduced by $8.1 million, $6.6 million and $0.2 million, respectively, for the nine months ended March 31, 2002 related to restructuring and related period costs, and asset impairment charges. MSSG operating income for the three and nine months ended March 31, 2001 was reduced by $1.0 million related to restructuring and asset impairment charges. AMSG operating income for the three and nine months ended March 31, 2001 includes a $0.3 million credit associated with the net reduction of restructuring and asset impairment liabilities.

10. In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121. This statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The provisions of this standard are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We are currently evaluating the effects of this standard and are preparing a plan for implementation.

     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. The Statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances, they may change accounting practice. The provisions of this standard related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this standard must be applied for financial statements issued on or after May 15, 2002, with early application encouraged. We are currently evaluating the effects of SFAS No. 145 and are preparing a plan for implementation.

11. On April 19, 2002, we sold Strong Tool Company, our industrial supply distributor based in Cleveland, Ohio, for $8.6 million comprising cash proceeds of $4.0 million and a seller note for $4.6 million. This action resulted in a pretax loss of $3.5 million and is in line with our strategy to refocus the J&L segment on its core catalog business. Annualized sales of this business were approximately $34 million.

12. On May 3, 2002, we signed a definitive agreement to purchase the Widia Group (Widia) in Europe and India from Milacron Inc. for EUR 188 million (approximately $170 million). The acquisition, which is expected to close in two to three months, remains subject to European regulatory approval and negotiated conditions of closing.

     Widia, with approximately $240 million in sales in calendar 2001, is a leading manufacturer and marketer of metalworking tools, engineered products and related services in Europe and India. Widia has an extensive product line of metalworking consumables, and is a recognized leader in milling applications. Widia employs approximately 3,400 employees, and operates eight manufacturing facilities in Europe and two in India. Widia's German operations will be merged into a new Kennametal European subsidiary at the closing. We currently intend on integrating the operations of the Widia Group into existing operations. Widia sells primarily through direct sales and has sales and service personnel in many European countries.

     We plan to fund the acquisition on a permanent basis as part of a comprehensive refinancing of our capital structure, the key components of which are expected to be the establishment of a new, three-year revolving credit facility, public term debt, and the issuance of $100-150 million of equity. Sufficient capacity exists under our existing bank credit facilities to fund the acquisition should the transaction close prior to completion of one or all of the planned financing transactions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS

SALES
-----

Sales for the March 2002 quarter were $393.9 million, a decline of 16 percent from $468.2 million in the year-ago quarter. Excluding the unfavorable effect of foreign currency of two percent, and fewer workdays of three percent, sales were 11 percent below the year-ago year. Sales in North America contributed to the majority of the decline as industrial markets remained at depressed levels compared to 2001, with automotive the only area of strength. Oil and gas softened with declining rig counts, similar to coal mining on reduced consumption. Construction began to rebound at the end of the quarter as the Spring season began. Year-over-year declines increased across European markets, with heavy engineering a pocket of strength, however Europe also delivered sequential improvement towards the end of the quarter.

Sales for the nine months ended March 31, 2002 were $1,180.8 million compared to $1,365.4 million in the same period a year ago, a decline of 14 percent. Sales declined 12 percent excluding unfavorable foreign currency effects of one percent and less workdays in the nine months ended March 31, 2002. Sales in North America contributed to the majority of this decline due to overall weak market conditions. In local currency, European sales were down six percent compared to the prior year.

GROSS PROFIT MARGIN
-------------------

The gross profit margin for the March 2002 quarter was 32.4 percent compared to
35.1 percent in the year-ago quarter. Excluding special charges in both quarters, gross profit margin in 2002 was 32.7 percent, a 250 basis point decline compared with 35.2 percent in 2001. The decline was due primarily to underutilized capacity from volume declines and an unfavorable customer and product mix, partially offset by continued manufacturing efficiencies from lean initiatives. Foreign currency translation also reduced the margin. The gross profit margin for the 2002 quarter reflects charges of $0.7 million related to period costs associated with facility closures and $0.5 million associated with write-down of inventory that was abandoned and scrapped in connection with J&L satellite closures. The gross profit margin for the March 2001 quarter included a charge of $0.4 million associated with the write-down of certain product lines that were discontinued as part of a program to streamline and optimize J&L's product offering.

Consolidated gross profit margin was 31.7 percent for the nine months ended March 31, 2002, compared with 34.3 percent in same period a year ago. Excluding special charges in each period, the gross profit margin was 31.9 percent in 2002 and 34.3 percent in 2001. The decline in the gross profit margin was due to the factors mentioned above. Special charges in 2002 relate to facility closures including inventory abandonment charges of $1.7 million and period costs of $0.7 million. Special charges in 2001 of $0.4 million relate to the write-down of certain product lines that were discontinued as part of a program to streamline and optimize J&L's product offering.

OPERATING EXPENSE
-----------------

Operating expense for the March 2002 quarter was $95.7 million, a reduction of 10 percent compared to the year-ago quarter, excluding $0.1 million of costs in the 2001 quarter related primarily to the tender offer to acquire the minority shares of JLK Direct Distribution Inc. Ongoing cost-cutting and lean initiatives, combined with several short-term savings actions, reduced expenses nearly in line with sales declines. Moreover, the reduction was achieved even as spending on growth programs and research and development was sustained. Excluding foreign exchange, operating expense declined nine percent.

For the nine months ended March 31, 2002 operating expense was $288.7 million, a decline of 10 percent compared to the same period a year ago, excluding costs of $2.1 million in the prior year related primarily to the JLK tender offer. Excluding foreign exchange, operating expense declined nine percent and was affected by the factors mentioned above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

RESTRUCTURING AND ASSET IMPAIRMENT CHARGE
-----------------------------------------

In November 2001, we announced a restructuring program whereby we expect to recognize special charges of $15 million to $20 million, including period costs of $5 million to $6 million, for the closure of three manufacturing locations and the relocation of the production of a certain product line from another plant, and associated workforce reductions. This was done in response to continued steep declines in the end market demand in the electronics and industrial product group's businesses. Additionally, we have implemented other worldwide workforce reductions in these segments in reaction to the declines in our end markets. Approximately two-thirds of the special charges will be cash expenditures. We expect to realize ongoing annual benefits of $8 million to $10 million by the end of fiscal 2002. These actions are expected to improve our competitiveness and we expect to be completed by the end of fiscal 2002.

We implemented the measures associated with the closing and consolidation of the AMSG electronics facility in Chicago, IL, and MSSG industrial product group's Pine Bluff, AR and Monticello, IN locations. As a result, we recorded restructuring charges of $0.3 million and $12.0 million, respectively, for the three and nine months ended March 31, 2002 related to exit costs associated with these actions, including severance for substantially all 298 employees at these facilities. Additionally in the December 2001 quarter, as part of the closure of the electronics plant, we recorded a non-cash charge of $0.8 million, net of salvage value, associated with the abandonment and scrapping of inventory. This charge was recorded as a component of cost of goods sold. In the March 2002 quarter, we recorded a charge of $1.5 million related to severance for 72 individuals, primarily in the MSSG segment. The total charge to date of $14.3 million includes non-cash items of $6.2 million.

Through March 31, 2002, we incurred cash expenditures of $4.3 million resulting in an accrual of $3.8 million at March 31, 2002. We incurred period costs associated with these actions of $0.7 million and $1.0 million, respectively, for the three and nine months ended March 31, 2002, which were expensed as incurred as a component of cost of sales.

In 2001, we began to implement a business improvement plan in the J&L Industrial Supply (J&L) and Full Service Supply (FSS) segments. We expect to substantially complete this plan by the end of fiscal 2002. In the J&L segment for the three and nine months ended March 31, 2002, we recorded restructuring and asset impairment charges of $1.9 million and $8.9 million, respectively. The charge for the March 2002 quarter is comprised of $1.3 million associated with the closure of 10 satellites and two warehouses and call centers and $0.6 million for severance for 25 individuals. Additionally, as part of the facility closure, we recorded a charge of $0.5 million, net of salvage value, associated with the abandonment and scrapping of inventory at these locations. This charge was recorded as a component of cost of goods sold.

For the nine months ended March 31, 2002, the charges for J&L are comprised of a write-down of a portion of the book value of a business system of $5.3 million, $1.9 million for severance for 60 individuals, $1.5 million for facility closures and $0.2 million for the closure of the German operations. Additionally, as part of the closure of the German operations, we recorded a non-cash charge of $0.4 million, net of salvage value, in the December 2001 quarter associated with the abandonment and liquidation of inventory in these operations. This charge was recorded as a component of cost of goods sold.

In anticipation of migrating to a new business system, J&L capitalized costs associated with the development of system functionality specifically designed for the J&L business. In the December 2001 quarter, after further evaluation of the development of the system, we determined it was no longer feasible that J&L would use this portion of the business system because the vendor ceased supporting the system. Therefore, we recorded a non-cash charge of $5.3 million, representing the portion of costs capitalized in connection with system enhancements specifically for the J&L business.

In the FSS segment for the three and nine months ended March 31, 2002, we recorded restructuring charges of $0.2 million and $0.3 million, respectively, for severance related to nine and 16 individuals, respectively. Additionally in our core businesses in 2001, we took actions to reduce our salaried work force in response to the weakened U.S. manufacturing sector. This core-business resize program is completed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

The costs accrued for all restructuring activities were based on estimates using the latest information available at the time that the accrual was established. We continue to review our business strategies and pursue other cost-reduction activities in all business segments, some of which could result in future charges. Charges incurred for the nine months ended March 31, 2002 and the restructuring accrual at March 31, 2002 are as follows (in thousands):

                                                         Restructuring
                                                           Expense
                                             June 30,      For New         Expense        Non-Cash          Cash        March 31,
                                              2001        Initiatives     Adjustments    Adjustments     Expenditures      2002
                                            ----------   -------------    -----------    -----------     ------------   ---------
J&L business improvement program:
         Employee severance                 $   251        $ 1,897        $     6        $      --       $(2,072)       $    82
         Facility closures                      940          1,690             93             (572)       (1,088)         1,063
         Business system                         --          5,257             --            5,257)           --             --
FSS business improvement program                141            372            (71)              --          (429)            13
Core-business resize program                  2,336             --            (77)              --        (1,808)           451
                                            -------        -------        -------          -------       -------        -------
     Total                                  $ 3,668        $ 9,216        $   (49)         $(5,829)      $(5,397)       $ 1,609
                                            =======        =======        =======          =======       =======        =======

The expense adjustments for the facility closures were due to incremental costs incurred to exit these facilities. The other expense adjustments relate to reductions in actual amounts paid for severance costs compared to what was initially anticipated. We recorded expense adjustments as a component of restructuring and asset impairment charge.

In 2000, we announced plans to close, consolidate or downsize several plants, warehouses and offices, and associated work force reductions as part of our overall plan to increase asset utilization and financial performance, and to reposition Kennametal to become the premier tooling solutions supplier. The costs charged against the restructuring accrual for the 2000 programs as of March 31, 2002 were as follows (in thousands):

                                               June 30,            Cash               Expense           March 31,
                                                 2001          Expenditures         Adjustments           2002
                                           ---------------     --------------       -------------    --------------
Employee severance                         $           153     $        (130)       $         (3)    $           20
Facility rationalizations                            2,269            (1,392)                (27)               850
                                           ---------------     --------------       -------------    --------------
    Total                                  $         2,422     $      (1,522)       $        (30)    $          870
                                           ===============     ==============       =============    ==============


AMORTIZATION EXPENSE
--------------------

We adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" on July 1, 2001. As a result of the non-amortization provisions of SFAS No. 142, we ceased amortizing goodwill resulting in amortization expense of $0.7 million for the quarter ended March 31, 2002, compared to $6.1 million in the year-ago quarter. Similarly, for the nine months ended March 31, 2002, amortization expense was $2.1 million compared to $18.5 million in the year-ago period.

INTEREST EXPENSE
----------------

Interest expense for the March 2002 quarter declined 41 percent to $7.4 million, compared to the same quarter last year, due to ongoing reduction in debt and lower average borrowing rates. Our average U.S. borrowing rate of 4.61 percent was 225 basis points below year ago levels due to Federal Reserve rate cuts and improved pricing under our credit facility due to improved credit ratios. For the nine months ended March 31, 2002, interest expense declined 36 percent to $25.1 million for the same reasons. Our average U.S. borrowing rate of 5.06 percent was 220 basis points lower than year-ago levels.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

OTHER EXPENSE (INCOME), NET
---------------------------

Other income for the March 2002 quarter of less than $0.1 million and other expense for the March 2001 quarter of $1.9 million, included fees of $0.5 million and $1.5 million, respectively, incurred in connection with the accounts receivable securitization program. The decline in these fees is due primarily to lower interest rates in the commercial paper market. The remainder of the decline in other expense was primarily due to higher realized gains on foreign exchange transactions, lower royalty expense due to reduced business levels, partially offset by a $0.6 million loss on sale of land.

For the nine months ended March 31, 2002, other income was $0.2 million compared to other expense of $6.8 million in the year-ago period. Fees associated with the accounts receivable securitization program declined $2.7 million to $2.0 million in 2002 due to the factor mentioned above. The remainder of the decline was due to higher foreign exchange gains of $1.8 million and lower royalty and other expense.

INCOME TAXES
------------

The effective tax rate for the three and nine months ended March 31, 2002 was
32.0 percent compared to an effective tax rate of 39.5 percent for the three and nine months ended March 31, 2001. The pro forma effective tax rate for the three and nine months ended March 31, 2001 would have been 33.9 percent, reflecting the non-amortization provisions of SFAS No. 142. The remainder of the decline primarily reflects a reduction of the statutory German tax rate effective July 1, 2001.

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

NET INCOME
----------

Net income for the quarter ended March 31, 2002 was $13.1 million, or $0.42 per diluted share, compared to net income of $20.4 million, or $0.66 per diluted share, in the same quarter last year. Pro forma earnings for the March 2001 quarter were $25.9 million, or $0.84 per diluted share, reflecting the non-amortization provisions of SFAS No. 142. Excluding special charges in each quarter, net income was $16.7 million, or $0.53 per diluted share, in the March 2002 quarter, compared to pro forma net income of $28.0 million, or $0.91 per diluted share, in the March 2001 quarter. The decline in earnings is attributable to lower sales levels and margins, partially offset by lower operating expense and interest costs, and a decline in our effective tax rate.

Special charges in the March 2002 quarter of $5.2 million, or $0.11 per diluted share, relate to business improvement plans currently being executed. Special charges in the March 2001 quarter of $3.2 million, or $0.07 per diluted share, relate to the J&L and FSS business improvement plans and the core business resize program.

Net income for the nine months ended March 31, 2002 was $23.1 million, or $0.74 per diluted share, compared to net income of $43.3 million, or $1.41 per diluted share, in the same period last year. Pro forma earnings for the nine months ended March 31, 2001 were $58.0 million, or $1.89 per diluted share, reflecting the non-amortization provisions of SFAS No. 142. Excluding special charges in each period, net income was $40.1 million, or $1.28 per diluted share, in the nine months ended March 31, 2002 compared to pro forma net income of $63.2 million, or $2.06 per diluted share, in the nine months ended March 31, 2001. The decline in earnings is attributable to the factors mentioned above.

Special charges in the nine months ended March 31, 2002 of $25.0 million, or $0.54 per diluted share, relate to business improvement plans currently being executed. Special charges in the nine months ended March 31, 2001 of $7.5 million, or $0.14 per diluted share, related to the J&L and FSS business improvement plans and costs associated with the tender offer to acquire the outstanding shares of JLK, coupled with a charge of $0.6 million, net of tax, or $0.02 per diluted share, related to the adoption of SFAS No. 133.

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

METALWORKING SOLUTIONS & SERVICES GROUP
---------------------------------------

                                                Three Months Ended                     Nine Months Ended
                                                      March 31,                           March 31,
                                            -----------------------------       ----------------------------
                                                 2002              2001             2002              2001
                                                 ----              ----             ----              ----
         External sales                     $   224,971       $   260,098       $  666,006       $   754,759
         Intersegment sales                      29,071            31,241           86,680            80,481
         Operating income                        25,999            38,318           68,080            98,930

MSSG sales declined 11 percent compared to the March 2001 quarter, excluding unfavorable foreign exchange effects of three percent, due predominately to weak market conditions in North America. In North America and Europe, sales were down 16 and ten percent, respectively, while Asia was up 28 percent, all in local currency. In North America, most end markets remained at previously depressed levels, with automotive the only area of strength. Year-over-year sales declines increased across European markets due to the manufacturing recession, with heavy engineering a pocket of strength, however Europe also delivered sequential improvement towards the end of the March 2002 quarter.

Operating income was $27.9 million compared to $41.7 million last year, excluding restructuring and related period costs of $1.9 million and $1.0 million, respectively, in 2002 and 2001, and goodwill amortization in 2001. The decline in operating income is primarily due to lower sales, partially offset by operating expense reductions of $4.7 million. Restructuring and related period costs in 2002 of $0.5 million relate to the closure of two manufacturing plants and $1.4 million for severance costs for 71 individuals. Restructuring charges in 2001 primarily relate to severance for 20 individuals.

For the nine months ended March 31, 2002, MSSG sales declined 10 percent compared to the same period last year, excluding unfavorable foreign exchange effects, due predominately to weak market conditions in North America. Most major end markets weakened year-over-year. In North America and Europe, sales were down 16 and three percent, respectively, while Asia was up 15 percent, all in local currency.

Operating income was $76.2 million compared to $107.0 million last year, excluding restructuring and related period costs of $8.1 million and $1.0 million, respectively, in 2002 and 2001, and goodwill amortization in 2001. The decline in operating income is due to the factors mentioned above.

ADVANCED MATERIALS SOLUTIONS GROUP
----------------------------------

                                                  Three Months Ended                  Nine Months Ended
                                                       March 31,                           March 31,
                                            -----------------------------       ----------------------------
                                                 2002              2001             2002              2001
                                                 ----              ----             ----              ----
         External sales                     $    72,879       $    91,858       $  227,498       $   263,746
         Intersegment sales                       5,934             7,352           18,014            21,024
         Operating income                         6,988            12,188           16,699            32,118

AMSG sales declined 19 percent, excluding foreign exchange effects, compared to the March 2001 quarter, as weak demand in the electronics business due to a depressed market accounted for 44 percent of this decline. Lower demand for mining and construction products contributed 20 percent to the decline in sales while lower sales in energy and engineered products contributed 27 and nine percent, respectively, to the overall sales decline due primarily to reduced coal consumption and declining rig counts.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

Operating income was $7.6 million compared to $14.2 million last year, excluding restructuring and related period costs of $0.6 million in 2002 and a $0.3 million credit associated with the net reduction of restructuring and asset impairment liabilities and goodwill amortization in 2001. The decline is due to lower gross profit from under-utilization of capacity caused by volume declines, primarily in electronics, partially offset by $0.8 million of operating expense reductions. Restructuring and related period costs in 2002 stem from the reorganization of the North American electronics business, including the closure of a plant in Chicago.

Compared to the same period last year, AMSG sales declined 13 percent in the nine months ended March 31, 2002, excluding foreign exchange effects. The decline is predominately attributable to weak market conditions in the electronics business. Operating income was $23.3 million compared to $38.6 million last year, excluding restructuring and related period costs in 2002 of $6.6 million and the restructuring credit and goodwill amortization in 2001. The decline is due to the factors mentioned above.

J&L INDUSTRIAL SUPPLY
---------------------

                                                 Three Months Ended                  Nine Months Ended
                                                       March 31,                          March 31,
                                            -----------------------------       ----------------------------
                                                 2002              2001             2002              2001
                                                 ----              ----             ----              ----
         External sales                     $    58,873       $    74,504       $  173,997       $   224,708
         Intersegment sales                         533               981            1,602             3,026
         Operating income (loss)                  1,208             2,896           (1,725)            4,533

For the March 2002 quarter, J&L sales declined 16 percent compared to the same period last year excluding the effects of the ATS divestiture. The decline in sales is primarily attributed to weak demand in the broad industrial market. Operating income was $3.6 million in the March 2002 quarter, compared to $5.6 million in the prior year, excluding special charges in each period and goodwill amortization in 2001. Operating income declined primarily due to the reduction in sales despite the lower cost structure as a result of the business improvement plan. J&L operating income for the quarter ended March 31, 2002 and 2001 was reduced by $2.4 million and $1.8 million, respectively, related to restructuring and asset impairment charges. Additionally, operating income for the March 31, 2001 quarter includes $0.1 million of costs primarily related to the tender offer to acquire the outstanding shares of JLK.

For the nine months ended March 31, 2002, J&L sales declined 18 percent compared to the same period last year, excluding the effects of the ATS divestiture, due to the factors noted above. Operating income was $8.1 million for the nine months ended March 31, 2002 compared to $12.8 million in the same period last year, excluding special charges in each period and goodwill amortization in 2001. Operating income declined due to the factors noted above. J&L operating income for the nine months ended March 31, 2002 and 2001 was reduced by $9.8 million and $4.0 million, respectively, related to restructuring and asset impairment charges. Additionally, operating income for the nine months ended March 31, 2001 includes $2.1 million of costs primarily related to the tender offer to acquire the outstanding shares of JLK.

FULL SERVICE SUPPLY
-------------------

                                                   Three Months Ended                Nine Months Ended
                                                        March 31,                         March 31,
                                            -----------------------------       ----------------------------
                                                 2002              2001             2002              2001
                                                 ----              ----             ----              ----
         External sales                     $    37,129       $    41,731       $  113,343       $   122,178
         Intersegment sales                         639               787            1,995             4,562
         Operating income                           380             2,125            1,799             5,944

FSS sales for the March 2002 quarter declined 11 percent compared to the year-ago quarter due to the general weakness in the North American industrial market. Operating income of $0.6 million, declined $1.7 million compared to the March 2001 quarter, excluding restructuring charges of $0.2 million and $0.3 million, respectively, in the March 2002 and 2001

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

quarters for severance. The decline is due to lower sales levels coupled with overall lower gross margins due to higher percentage of sales to the automotive sector.

Compared to the same period last year, FSS sales declined seven percent for the nine months ended March 31, 2002. Operating income of $2.1 million, declined $4.2 million compared to the same period last year, excluding restructuring charges of $0.3 million in both 2002 and 2001 related to severance. These declines are due to the same factors as mentioned above.

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

During the nine months ended March 31, 2002, we generated $104.4 million in cash flow from operations, a decline of $29.1 million compared to the same period in 2001. The decline resulted from lower earnings in 2002 of $20.1 million and lower non-cash charges in 2002 of $13.7 million, partially offset by higher working capital improvements of $4.8 million. The working capital improvement includes $17.5 million of proceeds from a new pool of accounts receivable securitized, partially offset by a $14.3 million reduction in existing pools of securitized accounts receivable, due to overall lower levels of accounts receivable resulting from lower sales levels. Periodically, this can occur when we do not generate sufficient new, qualifying receivables to replenish the pool as a result of an overall reduction in the level or quality, or change in the composition of accounts receivable. We believe our cash flow from operations and borrowing capacity provide sufficient alternative sources of liquidity in the event of a reduction in the level of securitized accounts receivable.

Net cash used for investing activities was $30.9 million in 2002, a decline of $48.6 million compared to the nine months ended March 31, 2001. The decline is primarily due to a reduction in the purchase of minority interests of consolidated subsidiaries of $42.8 million. Our projection of capital expenditures for 2002 is in the range of $40 to $50 million as a result of further weakening of the U.S. economy. We believe this level of capital spending is sufficient to maintain competitiveness and improve productivity.

Net cash used for financing activities was $75.9 million in 2002, an increase of $19.9 million compared to the nine months ended March 31, 2001. This increase primarily is due to higher debt repayments in 2002 of $28.6 million, offset by higher proceeds from employee stock plans of $5.3 million and lower treasury stock purchases of $4.1 million in 2002. The revolving credit loan under the Bank Credit Agreement is due in August 2002 and is classified as a current liability. We currently intend on refinancing this loan on or before the maturity date.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

FINANCIAL CONDITION
-------------------

Total assets were $1,746.3 million at March 31, 2002, a decline of four percent compared to June 30, 2001. Net working capital, excluding the revolving credit loan under the Bank Credit Agreement of $362.7 million, was $373.3 million, down three percent from $386.7 million at June 30, 2001. Primary working capital as a percentage of sales (PWC%) at March 31, 2002 was 28.1 percent, compared to 27.3 percent at June 30, 2001 and 27.7 percent at March 31, 2001. The decline in net working capital is primarily due to lower sales levels and our focus on controlling growth in these accounts. The increase in PWC% is due to lower sales levels. Inventory turnover was 2.9 at March 31, 2002 and June 30, 2001, compared to 2.8 at March 31, 2001, due to initiatives aimed at increasing inventory turns. The total debt-to-total capital ratio declined to 39.9 percent at March 31, 2002 from 42.9 percent at June 30, 2001 and 45.1 percent at March 31, 2001 primarily due to continued focus on debt reduction, despite lower earnings levels.

THE WIDIA GROUP ACQUISITION
---------------------------

On May 3, 2002, we signed a definitive agreement to purchase the Widia Group (Widia) in Europe and India from Milacron Inc. for EUR 188 million (approximately $170 million). The acquisition, which is expected to close in two to three months, remains subject to European regulatory approval and negotiated conditions of closing.

Widia, with approximately $240 million in sales in calendar 2001, is a leading manufacturer and marketer of metalworking tools, engineered products and related services in Europe and India. Widia has an extensive product line of metalworking consumables, and is a recognized leader in milling applications. Widia employs approximately 3,400 employees, and operates eight manufacturing facilities in Europe and two in India. Widia's German operations will be merged into a new Kennametal European subsidiary at the closing. We currently intend on integrating the operations of the Widia Group into existing operations. Widia sells primarily through direct sales and has sales and service personnel in many European countries.

We plan to fund the acquisition on a permanent basis as part of a comprehensive refinancing of our capital structure, the key components of which are expected to be the establishment of a new, three-year revolving credit facility, public term debt, and the issuance of $100-150 million of equity. Sufficient capacity exists under our existing bank credit facilities to fund the acquisition should the transaction close prior to completion of one or all of the planned financing transactions.

DISPOSITION OF STRONG TOOL COMPANY
----------------------------------

On April 19, 2002, we sold Strong Tool Company, our industrial supply distributor based in Cleveland, Ohio, for $8.6 million comprising cash proceeds of $4.0 million and a seller note for $4.6 million. This action resulted in a pretax loss of $3.5 million and is in line with our strategy to refocus the J&L segment on its core catalog business. Annualized sales of this business were approximately $34 million.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES
------------------------------------------

In preparing our financial statements in conformity with accounting principles generally accepted in the United States, we make judgments and estimates about the amounts reflected in our financial statements. As part of our financial reporting process, our management collaborates to determine the necessary information on which to base our judgments and develop estimates used to prepare the financial statements. We use historical experience and available information to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of different facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in our financial statements.

Our significant accounting policies are described in Note 2 of the Consolidated Financial Statements included in our 2001 Annual Report. We believe that the following discussion addresses our critical accounting policies.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

ACCOUNTING FOR CONTINGENCIES
We accrue for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies," or when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in accessing whether or not a liability or loss has been incurred and estimating any amount of potential loss. The most important contingencies affecting our financial statements include accounts receivable collectibility, inventory valuation, environmental health and safety matters, pending litigation and the realization of deferred tax assets.

LONG-LIVED ASSETS
As required under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we evaluate the recoverability of property, plant and equipment and intangible assets other than goodwill that are amortized whenever events or changes in circumstances indicate the carrying amount of any such assets may not be fully recoverable. Changes in circumstances include technological advances, changes in our business model, capital structure, economic conditions or operating performance. Our evaluation is based upon, among other things, our assumptions about the estimated future undiscounted cash flows these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value, we will recognize an impairment loss. We continually apply our best judgment when performing these evaluations to determine the timing of the testing, the undiscounted cash flows used to assess recoverability and the fair value of the asset.

We evaluate the recoverability of the goodwill and other intangible assets that are not amortized attributable to each of our reporting units as required under SFAS No. 142, by comparing the fair value of each reporting unit with its carrying value. The fair values of our reporting units are determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. We continually apply our best judgment when performing these evaluations to determine the reasonableness of the financial projections used to assess the fair value of each reporting unit.

PENSION AND OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
We sponsor these types of benefit plans for a majority of our employees and retirees. We account for these plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and SFAS No. 112, "Employer's Accounting for Postemployment Benefits." Accounting for the cost of these plans require the estimation of the cost of the benefits to be provided well into the future and attributing that cost over the expected work life for each employee participating in these plans. This estimation requires our judgment about the discount rate used to determine these obligations, expected return on plan assets, rate of future compensation increases, rate of future health care costs, withdrawal and mortality rates and participant retirement age. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans.

RESTRUCTURING ACTIVITIES
We accrue the cost of our restructuring activities in accordance with Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," depending upon the facts and circumstances surrounding the situation. We exercise our judgment in estimating the total costs of each of these activities. As we implement these activities, the actual costs may differ from the estimated costs due to changes in the facts and circumstances that were not foreseen at the time of our initial cost accrual.

COMMITMENTS AND CONTINGENCIES
-----------------------------

We are not aware of factors that are reasonably likely to adversely affect liquidity trends or increase our risk beyond the risk factors outlined herein and in other filings with the SEC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

PURCHASE COMMITMENTS
We have purchase commitments for materials, supplies and plant and equipment as part of the ordinary conduct of business. A few of these commitments extend beyond one year and are based on minimum purchase requirements. In the aggregate, we believe these commitments are not at prices in excess of current market.

OPERATING LEASES
We have entered into operating leases for certain of our manufacturing facilities, warehouses, equipment and office buildings. The effect of these operating leases is not considered significant in relation to our annual cash flow from operations and total outstanding debt.

OTHER CONTRACTUAL OBLIGATIONS
We do not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our liquidity.

RELATED PARTY TRANSACTIONS
We do not have any related party transactions that affect our operations, results of operations, cash flow or financial condition.

NEW ACCOUNTING STANDARDS
------------------------

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121. This statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The provisions of this standard are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We are currently evaluating the effects of this standard and are preparing a plan for implementation.

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. The Statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances, they may change accounting practice. The provisions of this standard related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this standard must be applied for financial statements issued on or after May 15, 2002, with early application encouraged. We are currently evaluating the effects of SFAS No. 145 and are preparing a plan for implementation.

OUTLOOK
-------

Sales for the fourth quarter of fiscal 2002 are expected to decline 5 to 10 percent compared to the same period in fiscal 2001, with diluted earnings per share between $0.62 and $0.72, excluding restructuring and related period costs, and other special charges. Cash flow for the year is still expected to exceed $100 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS
--------------------------

This Form 10-Q contains "forward-looking statements" as defined by Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to the extent that global economic conditions deteriorate or do not continue to improve in the second quarter of calendar 2002; risks associated with integrating and divesting businesses and achieving the expected savings and synergies; demands on management resources; risks associated with international markets such as currency exchange rates, and social and political environments; competition; labor relations; commodity prices; demand for and market acceptance of new and existing products; risks associated with the implementation of restructuring plans and environmental remediation activities, as well as other risks and uncertainties, including but not limited to those detailed from time to time in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances occurring after the date hereof.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

There were no material changes in our exposure to market risk from June 30, 2001.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (b)  Reports on Form 8-K

          A report on Form 8-K was filed on March 21, 2002 regarding the announcement of the lowering of the senior unsecured debt rating of Kennametal Inc. by Moody's Investor Services.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KENNAMETAL INC.



Date:  May 14, 2002                     By: /s/  TIMOTHY A. HIBBARD
                                           -------------------------------------
                                           Timothy A. Hibbard
                                           Corporate Controller and
                                           Chief Accounting Officer