Form 10-K
period 2002-06-30
KENNAMETAL INC
filed 2002-09-25
CIK 55242

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

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

           Securities registered pursuant to Section 12(b) of the Act:

                                              NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS                         ON WHICH REGISTERED
  -------------------                         ----------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 3, 2002, the aggregate market value of the registrant's Capital Stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $945,130,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant's Capital Stock have been deemed affiliates.

As of September 3, 2002, there were 35,073,626 shares of the Registrant's Capital Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2002 Annual Report to Shareowners are incorporated by reference into Parts I, II and IV.

Portions of the Proxy Statement for the 2002 Annual Meeting of Shareowners are incorporated by reference into Parts III and IV.

================================================================================

                                TABLE OF CONTENTS


Item No.                                                                                                  Page
--------                                                                                                  ----
                                                     PART I

    1.     Business......................................................................................    1
    2.     Properties....................................................................................    8
    3.     Legal Proceedings.............................................................................    9
    4.     Submission of Matters to a Vote of Security Holders...........................................    9
           Executive Officers of the Registrant..........................................................   10


                                                     PART II

    5.     Market for the Registrant's Common Equity and Related Shareowner Matters......................   12
    6.     Selected Financial Data.......................................................................   12
    7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.........   12
   7a.     Quantitative and Qualitative Disclosures About Market Risk....................................   12
    8.     Financial Statements and Supplementary Data...................................................   12
    9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........   12


                                                    PART III

   10.     Directors and Executive Officers of the Registrant............................................   13
   11.     Executive Compensation........................................................................   13
   12.     Security Ownership of Certain Beneficial Owners and Management
              and Related Shareowner Matters.............................................................   13
   13.     Certain Relationships and Related Transactions................................................   13
   14.     Controls and Procedures.......................................................................   13


                                                     PART IV

   15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................   14
           Signatures....................................................................................   18
           Certifications................................................................................   20

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW
Kennametal Inc. was incorporated in Pennsylvania in 1943. We are a leading global manufacturer, marketer and distributor of a broad range of cutting tools, tooling systems, supplies and technical services, as well as wear-resistant parts. We believe that our reputation for manufacturing excellence and technological expertise and innovation in our principal products has helped us achieve a leading market presence in our primary markets. We believe we are the second largest global provider of metalcutting tools and tooling systems. End users of our products include metalworking manufacturers and suppliers in the aerospace, automotive, machine tool and farm machinery industries, as well as manufacturers and suppliers in the highway construction, coal mining, quarrying and oil and gas exploration industries.

We specialize in developing and manufacturing metalworking tools and wear-resistant parts using a specialized type of powder metallurgy. Our metalworking tools are made of cemented tungsten carbides, ceramics, cermets, high-speed steel and other hard materials. We also manufacture and market a complete line of toolholders, toolholding systems and rotary cutting tools by machining and fabricating steel bars and other metal alloys. We are one of the largest suppliers of metalworking consumables and related products in the United States and Europe. We also manufacture tungsten carbide products used in engineered applications, mining and highway construction, and other similar applications, including circuit board drills, compacts and metallurgical powders.

This Form 10-K contains "forward-looking" statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as "should," "anticipate," "estimate," "approximate," "expect," "may," "will," "project," "intend," "plan," "believe" and other words of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements are likely to relate to, among other things, our goals, plans and projections regarding our financial position, results of operations, cash flows, market position and product development, which are based on current expectations that involve inherent risks and uncertainties, including factors that could delay, divert or change any of them in the next several years. Although it is not possible to predict or identify all factors, they may include the following: global economic conditions; risks associated with integrating and divesting businesses and achieving the expected savings and synergies; demands on management resources; risks associated with international markets such as currency exchange rates, and social and political environments; competition; labor relations; commodity prices; demand for and market acceptance of new and existing products, and risks associated with the implementation of restructuring plans and environmental remediation matters. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

BUSINESS SEGMENT REVIEW
We operate four global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG), J&L Industrial Supply (J&L) and Full Service Supply (FSS). Segment selection was based upon internal organizational structure, the manner in which we organize segments for making operating decisions and assessing performance, the availability of separate financial results, and materiality considerations. Sales and operating income by segment are presented on pages 56 and 57 of the 2002 Annual Report to Shareowners, and such information is incorporated herein by reference. Additional information about our operations and assets by segment and geographic area is presented on pages 57 and 58 of the 2002 Annual Report to Shareowners, and such information is incorporated herein by reference.

METALWORKING SOLUTIONS & SERVICES GROUP - MSSG
In the MSSG segment, we provide consumable metalcutting tools and tooling systems to manufacturing companies in a wide range of industries throughout the world. Metalcutting operations include turning, boring, threading, grooving, milling and drilling. Our tooling systems consist of a steel toolholder and cutting tool such as an indexable insert or drill made from cemented tungsten carbides, high-speed steel and other hard materials. We also provide solutions to our customers' metalcutting needs through engineering services aimed at improving their competitiveness.

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

With a global marketing organization and operations worldwide, we believe we are the second largest global provider of consumable metalcutting tools and supplies.

ADVANCED MATERIALS SOLUTIONS GROUP - AMSG
In the AMSG segment, the principal business is the production and sale of cemented tungsten carbide products used in mining, highway construction, engineered applications, including circuit board drills, compacts and other similar applications. These products have technical commonality to our core metalworking products. We also sell metallurgical powders to manufacturers of cemented tungsten carbide products. We also provide application specific component design services and on-site application support services.

Our mining and construction tools are fabricated from steel parts and tipped with cemented carbide. Mining tools, used primarily in the coal industry, include longwall shearer and continuous miner drums, blocks, conical bits, drills, pinning rods, augers and a wide range of mining tool accessories. Highway construction cutting tools include carbide-tipped bits for ditching, trenching and road planing, grader blades for site preparation and routine roadbed control, and snowplow blades and shoes for winter road plowing. We produce these products for mine operators and suppliers, highway construction companies, municipal governments and manufacturers of mining equipment. We believe we are the worldwide market leader in mining and highway construction tooling.

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

J&L INDUSTRIAL SUPPLY - J&L
In this segment, we provide metalworking consumables and related products to small- and medium-sized manufacturers in the United States and the United Kingdom. J&L markets products and services through annual mail-order catalogs and monthly sales flyers, telemarketing, the Internet and field sales. J&L distributes a broad range of metalcutting tools, abrasives, drills, machine tool accessories, precision measuring tools, gauges, hand tools and other supplies used in metalcutting operations. The majority of industrial supplies distributed by J&L are purchased from other manufacturers, although the product offering does include Kennametal-manufactured items.

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

INTERNATIONAL OPERATIONS
Our international operations are subject to the usual risks of doing business in those countries, including foreign currency exchange fluctuations and changes in social, political and economic environments. Our principal international operations in the MSSG and AMSG segments are conducted in Western Europe, Canada, the Asia Pacific region, China, South Africa and Mexico. In addition, we have manufacturing and/or distribution in Israel and South America, and sales agents and distributors in Eastern Europe and other areas of the world. Our Western European operations are integral to our U.S. operations, however, the diversification of our overall operations tend to minimize the impact on total sales and earnings of changes in demand in any one particular geographic area.

Our international assets and sales are presented on page 58 of the 2002 Annual Report to Shareowners, and such information is incorporated herein by reference. Information pertaining to the effects of foreign exchange risk is contained under the caption "Market Risk" in Management's Discussion and Analysis on pages 30 and 31 of the 2002 Annual Report to Shareowners and under the captions "Foreign Currency Translation" and "Derivative Financial Instruments and Hedging Activities" in the notes to the consolidated financial statements on pages 41 and 42 of the 2002 Annual Report to Shareowners. Such information is incorporated herein by reference.

THE WIDIA ACQUISITION
On August 30, 2002, we announced that we completed the previously reported acquisition of the Widia Group from Milacron Inc. for EUR 188 million subject to post-closing adjustments.

Widia, with approximately $240 million in sales, is a leading manufacturer and marketer of metalworking tools, engineered products and related services in Europe and India. Widia has an extensive product line of metalworking consumables, and is a recognized leader in milling applications. The company employs approximately 3,400 employees, and operates eight manufacturing facilities in Europe and two in India. Management currently intends to continue using the acquired assets for such purpose and to integrate the operations of the Widia Group with existing operations. Widia sells primarily through direct sales and has sales and service personnel in many European countries.

On August 30, 2002, to fund the acquisition, we borrowed EUR 188 million under our new revolving credit facility.

MARKETING AND DISTRIBUTION
We sell our manufactured products through the following distinct sales channels:
(i) a direct sales force; (ii) integrated supply and FSS programs; (iii) mail-order catalogs; (iv) a network of independent distributors and sales agents in the United States and certain international markets; and (v) the Internet. Service engineers and technicians directly assist customers with product design, selection and application.

We market our products under various trademarks and tradenames, such as Kennametal*, Hertel*, the letter K combined with other identifying letters and/or numbers*, Block Style K*, Kendex*, Kenloc*, KennaMAX*, JLK*, J&L*, Kennametal Hertel*, Hertel*, KM Micro*, Widia*, Top Notch*, Erickson*, Kyon*, KM*, Drill-Fix*, Fix-Perfect*, Disston*, Chicago Latrobe*, Greenfield*,
RTW* and Cleveland*. We also sell products to customers who resell such products under the customers' names or private labels.

RAW MATERIALS AND SUPPLIES
Major metallurgical raw materials consist of ore concentrates, compounds and secondary materials containing tungsten, tantalum, titanium, niobium and cobalt. Although adequate supply of these raw materials currently exists, our major sources for raw materials are located abroad and prices at times have been volatile. For these reasons, we exercise great care in the selection, purchase and inventory availability of raw materials. We also purchase steel bars and forgings for making toolholders, high-speed steel and other tool parts, rotary cutting tools and accessories. We obtain products purchased for use in manufacturing processes and for resale from thousands of suppliers located in the United States and abroad. Information pertaining to the effects of energy and raw material costs is contained under the caption "Market Risk" in Management's Discussion and Analysis on pages 30 and 31 of the 2002 Annual Report to Shareowners.

------------------
*  Trademark owned by Kennametal Inc. or a subsidiary of Kennametal Inc.

RESEARCH AND DEVELOPMENT
Our product development efforts focus on providing solutions to our customers' manufacturing problems and productivity requirements. Our Achieving a Competitive Edge (ACE) Program provides discipline and focus for the product development process by establishing "gateways," or sequential tests, during the development process to remove inefficiencies and accelerate improvements. ACE speeds and streamlines development into a series of actions and decision points, combining effort and resources to produce new and enhanced products, faster. ACE assures a strong link between customer needs and corporate strategy, and enables us to gain full benefit from our investment in new product development.

Research and development expenses totaled $18.3 million, $18.9 million and $19.2 million in 2002, 2001 and 2000, respectively. Additionally, certain costs associated with improving manufacturing processes are included in cost of goods sold. We hold a number of patents and licenses, which, in the aggregate, are not material to the operation of our businesses.

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

COMPETITION
We are one of the world's leading producers of cemented carbide products and high-speed steel tools, and maintain a strong competitive position, especially in North America and Europe. We actively compete in the sale of all our products, with approximately 40 companies engaged in the cemented tungsten carbide business in the United States and many more outside the United States. Several competitors are divisions of larger corporations. In addition, several hundred fabricators and toolmakers, many of whom operate out of relatively small shops, produce tools similar to ours and buy the cemented tungsten carbide components for such tools from cemented tungsten carbide producers, including us. Major competition exists from both U.S.-based and international-based concerns. In addition, we compete with thousands of industrial supply distributors.

The principal elements of competition in our businesses are service, product innovation, quality, availability and price. We believe that our competitive strength rests on our customer service capabilities, including multiple distribution channels, our global presence, state-of-the-art manufacturing capabilities, ability to develop solutions to customer needs through new and improved tools, and the consistent high quality of our products. Based upon our strengths, we are able to sell products based on the value added to the customer rather than strictly on competitive prices.

REGULATION
Compliance with government laws and regulations pertaining to the discharge of materials or pollutants into the environment or otherwise relating to the protection of the environment did not have a material effect on our capital expenditures or competitive position for the years covered by this report, nor is such compliance expected to have a material effect in the future.

We are involved in various environmental cleanup and remediation activities at several of our manufacturing facilities. In addition, we are currently named as a potentially responsible party (PRP) at the Li Tungsten Superfund site in Glen Cove, New York. In December 1999, we recorded a remediation reserve of $3.0 million with respect to our involvement in these matters, which is recorded as a component of operating expense. This represents our best estimate of the undiscounted future obligation based on our evaluations and discussions with outside counsel and independent consultants, and the current facts and circumstances related to these matters. We recorded this liability because certain events occurred, including the identification of other PRPs, an assessment of potential remediation solutions and direction from the government for the remedial action plan, that clarified our level of involvement in these matters and our relationship to other PRPs. This led us to conclude that it was probable that a liability had been incurred. At June 30, 2002, we have an accrual of $2.8 million recorded relative to this environmental issue.

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

Additionally, we also maintain reserves for other potential environmental issues associated with our Greenfield Industries, Inc. (Greenfield) operations and a location operated by our German subsidiary. At June 30, 2002, the total of these accruals was $1.4 million and represents anticipated costs associated with the remediation of these issues.

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

PUBLIC OFFERINGS
On June 19, 2002, we sold 3.5 million shares of capital stock at a price of $36 per share. Net of issuance costs, this offering yielded proceeds of $120.6 million. On the same date, we issued $300.0 million of 7.2% Senior Unsecured Notes due 2012 at 99.629% of face amount for net proceeds of $294.3 million after related financing costs. Proceeds of these offerings were utilized to repay senior bank indebtedness and for general corporate purposes.

BUSINESS DEVELOPMENT
As previously discussed, on August 30, 2002 we completed the acquisition of the Widia Group. See "The Widia Acquisition."

On April 19, 2002, we sold Strong Tool Company, our industrial supply distributor based in Cleveland, Ohio, for $8.6 million.

In January 2002, we acquired Carmet Company for $5.1 million. Located in Duncan, South Carolina, this entity is a producer of tungsten carbide cutting tools and wear parts.

We will continue to evaluate new opportunities that allow for the expansion of existing product lines into new market areas, either directly or indirectly through joint ventures, where appropriate.

EMPLOYEES
We employed approximately 11,660 persons at June 30, 2002, of which approximately 7,400 were located in the United States and 4,260 in other parts of the world, principally Europe and Asia Pacific. At June 30, 2002, approximately 2,300 of the above employees were represented by labor unions. We consider our labor relations to be generally good.

CORPORATE DIRECTORY
Our consolidated subsidiaries and affiliated companies as of June 30, 2002 are:

Consolidated Subsidiaries of Kennametal Inc.
Kennametal Argentina S.A.
Kennametal Australia Pty. Ltd.
Kennametal Foreign Sales Corporation
Kennametal do Brasil Ltda.
Kennametal Ltd.
Kennametal Chile Ltda.
Kennametal (Shanghai) Ltd.
Kennametal Hardpoint (Shanghai) Ltd.
Kennametal (Xuzhou) Company Ltd.
Kennametal Hardpoint H.K. Ltd.
Kennametal Japan Ltd.
Kennametal (Malaysia) Sdn. Bhd.
Kennametal de Mexico, S.A. de C.V.
Kennametal SP. zo.o
Kennametal (Singapore) Pte. Ltd.
Kennametal South Africa (Proprietary) Limited
Kennametal Korea Ltd.
Kennametal Hardpoint (Taiwan) Inc.
Kennametal Co., Ltd.
Circle Machine Company
Greenfield Industries, Inc.
Kennametal Financing II
Kennametal Holdings Europe Inc.
Adaptive Technologies Corp.

Consolidated Subsidiaries of Kennametal Financing II
Kennametal PC Inc.
Kennametal TC Inc.
Kennametal Receivables Corporation

Consolidated Subsidiaries of Kennametal Holdings Europe Inc.
JLK Direct Distribution Inc.
Kennametal W Holdings Inc.

Consolidated Subsidiaries of Kennametal W Holdings Inc.
KH Holding (DE) Gmbh
Kennametal Europe Holdings Gmbh
Kennametal Deutschland Gmbh & Co. KG

Consolidated Subsidiaries of KH Holding (DE) Gmbh
Widia Gmbh
V & S Werkzeuge Gmbh

Consolidated Subsidiaries of Widia Gmbh
Metruit AG
Widia Vetriebsgesellschaft mbH

Consolidated Subsidiaries of Metruit AG
Widia India Ltd.

Consolidated Subsidiaries of Kennametal Europe Holdings G.m.b.H.
Cirbo LimitedEngland
Kennametal Hertel Europe Holding G.m.b.H.

Consolidated Subsidiaries of JLK Direct Distribution Inc.
J&L America, Inc.
Full Service Supply Inc.

Consolidated Subsidiaries of Kennametal Hertel Europe Holding G.m.b.H. Kennametal Hertel AG
Kemmer Hartmetallwerkzeuge G.m.b.H.
Kemmer Prazision G.m.b.H.
Kennametal Hertel Hungaria Kft.
Kemmer Cirbo S.r.L. Italy

Consolidated Subsidiaries of Kennametal Hertel AG
Kennametal Hertel Belgium S.A.
Kennametal Hertel Limited
Kennametal Hertel France S.L.
Kennametal Hertel Beteiligungs G.m.b.H.
Kennametal Europe G.m.b.H.
Kennametal Hertel Deutschland G.m.b.H.
Kennametal Hertel International G.m.b.H.
Kennametal Hertel GmbH & Co. K.G.
Kennametal Korea G.m.b.H.
Rubig G.m.b.H. & Co. K.G.
Kennametal Hertel S.p.A.
Kennametal Hertel Nederland B.V.
Nederlandse Hardmetaal Fabrieken B.V.
Kennametal Hertel Kesici Takimlar ve Sistemler Anonim Sirketi
Kennametal Hertel International Gmbh
Kennametal Hertel Iberica S.L.

Consolidated Subsidiaries of Kennametal Hertel Limited
Widia UK Ltd.

Consolidated Subsidiaries of Kennametal Hertel Nederland B.V.
Widia Nederland B.B.

Consolidated Subsidiaries of Kennametal Hertel France S.L.
Widia France SAS

Consolidated Subsidiaries of Kennametal Hertel Iberica S.L.
Widia Iberica S.L.

Consolidated Subsidiaries of Kennametal Hertel International Gmbh
Kennametal Hertel Italia S.r.l.

Consolidated Subsidiaries of Kennametal Hertel Italia S.r.L.
Widia Italia S.r.l.

Consolidated Subsidiaries of J&L America, Inc.
J&L Industrial Supply Ltd.
J&L Industrial Supply UK (branch)
GRS Industrial Supply Company
Production Tools Sales, Inc.

Consolidated Subsidiaries of Greenfield Industries, Inc.
Greenfield Industries Canada Incorporated
Hanita Metal Works, Ltd.
Cleveland Twist Drill de Mexico, S.A. de C.V.
Greenfield Tools de Mexico, S.A. de C.V.
Herramientas Cleveland, S.A. de C.V.
Carbidie Corporation
Kemmer International, Inc.
Rogers Tool Works, Inc.
TCM Europe, Inc.
South Deerfield Industrial, Inc.
Hanita Cutting Tools, Inc.

Consolidated Subsidiaries of Rogers Tool Works Inc.
Kennametal Hungary Holdings Inc.
Kennametal Hungary Finance Services Kft.

ITEM 2.   PROPERTIES

Our principal executive offices are located at 1600 Technology Way, P.O. Box 231, Latrobe, Pennsylvania, 15650. A summary of our principal owned and leased manufacturing facilities is as follows:

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
Evans, Georgia                        Owned          High Speed Steel Drills
Chicago, Illinois                     Leased         Circuit Board Drills
Elk Grove Village, Illinois           Leased         Fixed Limited Gages
Rockford, Illinois                    Owned          Indexable Tooling
Monticello, Indiana                   Owned          Carbide Round Tools
Framingham, Massachusetts             Leased         Fixed Limited Gages
Greenfield, Massachusetts             Owned          High Speed Steel Taps
South Deerfield, Massachusetts        Leased         High Speed Steel Drills and Saw Blades
Traverse City, Michigan               Owned          Ceramic Wear Parts
Troy, Michigan                        Leased         Metalworking Toolholders
Fallon, Nevada                        Owned          Metallurgical Powders
Asheboro, North Carolina              Owned          High Speed Steel End Mills
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
Irwin, Pennsylvania                   Owned          Carbide Wear Parts
Latrobe, Pennsylvania                 Owned          Metallurgical Powders and Wear Parts
Hendersonville, Tennessee             Leased         Fixed Limited Gages
Johnson City, Tennessee               Owned          Metalworking Inserts
Whitehouse, Tennessee                 Leased         Fixed Limited Gages
Clemson, South Carolina               Owned          High Speed Steel Drills
Lyndonville, Vermont                  Owned          High Speed Steel Taps
Chilhowee, Virginia                   Owned          Mining and Construction Tools and Wear Parts
New Market, Virginia                  Owned          Metalworking Toolholders


         Location                Owned/Leased         Principal Products
         --------                ------------         ------------------
International:
Victoria, Canada                    Owned             Wear Parts
Xuzhou, China                       Owned             Mining Tools
Bodmin, England                     Owned             Circuit Board Drills and Routers
Kingswinford, England               Leased            Metalworking Toolholders
Sheffield, England                  Leased            High Speed Steel Drills
Bordeaux, France                    Leased            Metalworking Cutting Tools
Boutheon Cedex, France              Owned             Metalworking Inserts
Altenburg, Germany                  Leased            High Speed Steel Taps
Ebermannstadt, Germany              Owned             Metalworking Inserts
Essen, Germany                      Owned/Leased      Metallurgical Powders and Wear Parts
Koenigsee, Germany                  Leased            Carbide and High Speed Steel Drills
Lichtenau, Germany                  Owned/Leased      Metalworking Toolholders
Lorch, Germany                      Leased            Circuit Board Drills
Mistelgau, Germany                  Owned             Metallurgical Powders, Metalworking Inserts and Wear Parts
Nabburg, Germany                    Owned             Metalworking Toolholders
Sinsheim, Germany                   Leased            Metalworking Special Tooling
Vohenstrauss, Germany               Owned             Metalworking Carbide Drills
Bangalore, India                    Owned             Metalworking Inserts and Toolholders and Wear Parts
Patancheru, India                   Owned             Mining Tools and Wear Parts
Schlomi, Israel                     Owned             High Speed Steel Endmills
Milan, Italy                        Owned             Metalworking Cutting Tools
Pachuca, Mexico                     Owned             High Speed Steel Drills
Arnhem, Netherlands                 Owned             Wear Products
Hardenberg, Netherlands             Owned             Wear Products
Vitoria, Spain                      Leased            Metalworking Carbide Drills


We also have a network of warehouses and customer service centers located throughout North America, Western Europe, India, Asia, South America and Australia, a significant portion of which are leased. The majority of our research and development efforts are conducted in a corporate technology center located adjacent to the world headquarters in Latrobe, Pennsylvania, Rogers, Arkansas and in Furth, Germany.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2002, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the executive officers of Kennametal Inc. is as follows (included herein pursuant to Item 401(b) of Regulation S-K):

                  Name, Age, and Position                             Experience During Past Five Years (2)
                  -----------------------                             -------------------------------------
Markos I. Tambakeras, 51 (1)                                 Chairman of the Board effective July 1, 2002.
Chairman, President and Chief Executive Officer,             President and Chief Executive Officer since July 1,
                                                             1999. Formerly employed by Honeywell Inc. as President
                                                             of Industrial Controls Business from 1997 to 1999.


David B. Arnold, 62 (1)                                      Vice President since 1979. Chief Technical Officer
Vice President,                                              since 1988.
Chief Technical Officer

R. Daniel Bagley, 42 (1)                                     Vice President since July 2002. Formerly, Business
Vice President,                                              Development Director and Industrial Consultant for
Corporate Strategy and Business Development                  Deloitte & Touche Consulting Group from 1997-2002; Vice
                                                             President, Global Sales & Sourcing for General Signal
                                                             Corporation from 1993-1997; and Director, U.S.
                                                             Marketing and Distribution for Robert Bosch Fluid Power
                                                             Corporation from 1992-1993.

James R. Breisinger, 52 (1)                                  Vice President since 1990. Chief Operating Officer,
Vice President,                                              Advanced Materials Solutions Group since August 2000.
Chief Operating Officer,                                     Chief Financial Officer from September 1998 to August
Advanced Materials Solutions Group                           2000. Chief Operating Officer, Greenfield Industries,
                                                             Inc. from March through September 1998. Corporate
                                                             Controller from 1994 to 1998.

M. Rizwan Chand, 38 (1)                                      Vice President and Chief Human Resources Officer since
Vice President,                                              May 2000. Previously Vice President, Human Resources
Chief Human Resources Officer                                for Aetna International in 1999. Previously with Mary
                                                             Kay Inc. as Senior Vice President, Global Human
                                                             Resources from 1996 to 1999.

Stanley B. Duzy, Jr., 55 (1)                                 Vice President since November 1999. Formerly employed
Vice President,                                              by Honeywell Inc. as Vice President of Industrial
Mergers and Acquisitions and                                 Controls Business from 1998 to 1999 and Vice President
Chief Administrative Officer                                 and Controller, Asia Pacific from 1992 to 1997.


F. Nicholas Grasberger III, 38 (1)                           Vice President and Chief Financial Officer since August
Vice President,                                              2000. Formerly, Corporate Treasurer, H.J. Heinz
Chief Financial Officer                                      Company from 1997 to 2000.

David W. Greenfield, 52 (1)                                  Vice President, Secretary and General Counsel since
Vice President, Secretary and                                October 2001. Formerly a member of Buchanan Ingersoll
General Counsel                                              Professional Corporation (attorneys-at-law) July 2000
                                                             to September 2001. Special Counsel for ArvinMeritor (a
                                                             provider of components for vehicles) from February 1999
                                                             to July 2000. Senior Vice President, General Counsel
                                                             and Secretary for Meritor Automotive, Inc. (predecessor
                                                             to ArvinMeritor) from May 1997 to February 1999.


                  Name, Age, and Position                             Experience During Past Five Years (2)
                  -----------------------                             -------------------------------------
Timothy A. Hibbard, 45                                       Elected Corporate Controller and Chief Accounting
Corporate Controller and Chief                               Officer in February 2002. Director of Finance for the
Accounting Officer                                           Advanced Materials Solutions Group from September 2000
                                                             to February 2002. Vice President and Controller of
                                                             Greenfield Industries, Inc. from October 1998 to
                                                             September 2000. Division Controller of Mining &
                                                             Construction Division from April 1998 to October 1998.
                                                             Vice President, Finance, Automotive Remanufacturers,
                                                             Inc. prior thereto.

Brian E. Kelly, 39                                           Assistant Treasurer and Director of Tax since September
Assistant Treasurer and                                      1998. Manager of Corporate Tax from 1996 to 1998.
Director of Tax

Lawrence J. Lanza, 53                                        Assistant Treasurer and Director of Treasury Services
Assistant Treasurer and                                      since April 1999. Previously, Director, Global Capital
Director of Treasury Services                                Markets for CBS Corporation, formerly Westinghouse
                                                             Electric Corporation, from 1972 to 1998.

H. Patrick Mahanes, Jr., 59 (1)                              Appointed Interim Chief Operating Officer, Metalworking
Executive Vice President,                                    Solutions and Services Group in August 2002. Vice
Interim Chief Operating Officer,                             President since 1987. Executive Vice President, Global
Metalworking Solutions and Services Group                    Strategic Initiatives since 2000. Chief Operating
                                                             Officer - Metalworking from 1995 to August 2000.

James E. Morrison, 51                                        Vice President since 1994. Treasurer since 1987.
Vice President,
Treasurer

Wayne D. Moser, 49 (3)                                       Vice President since 1998. Formerly, General Manager,
Vice President, Integration Director                         Mining & Construction from 1997 to 2002.

Ralph G. Niederst, 51 (1)                                    Vice President since May 2000. Formerly, Director of
Vice President,                                              Management Information Technology at Harsco
Chief Information Officer                                    Corporation's Heckett Multiserv from 1995 to 2000.

Kevin G. Nowe, 50                                            Assistant General Counsel since 1992 and Assistant
Assistant Secretary,                                         Secretary since 1993.
Assistant General Counsel

Ajita G. Rajendra, 50                                        Vice President since 1998. General Manager of
Vice President and                                           Industrial Products Group since 1997. Vice President of
General Manager, Industrial Products Group                   the Electronic Products Group of Greenfield Industries,
                                                             Inc. from 1996 to 1997.

P. Mark Schiller, 54                                         Vice President since 1992. Director of Distribution
Vice President,                                              Services since 1990.
Director of Distribution Services

Michael P. Wessner, 41 (1)                                   Vice President since January 2001. Formerly, Chief
Vice President,                                              Executive Officer, Emco/ESS Holdings from  1999 to 2000
Chief Operating Officer,                                     and Vice President,  Midwest Region for Office Depot
J&L Industrial Supply                                        from 1995 to 1999.


Notes:

(1)  Executive officer of the Registrant.

(2) Each officer has been elected by the Board of Directors to serve until removed or until a successor is elected and qualified, and has served continuously as an officer since first elected.

(3) Mr. Moser has been selected to lead the integration of Widia and Kennametal effective May 2002.

                                     PART II

The information required under Items 5 through 8 is included in the 2002 Annual Report to Shareowners and such information is incorporated herein by reference as indicated below.


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER MATTERS

Incorporated by reference is the Quarterly Financial Information (Unaudited) set forth on page 59 of the 2002 Annual Report to Shareowners.


ITEM 6. SELECTED FINANCIAL DATA

Incorporated by reference is information with respect to the years 1998 to 2002 contained in the Eleven-Year Financial Highlights set forth on pages 62 and 63 of the 2002 Annual Report to Shareowners.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference is Management's Discussion & Analysis set forth on pages 18 to 33 of the 2002 Annual Report to Shareowners.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference is the information contained in Management's Discussion & Analysis under the caption "Market Risk" set forth on pages 30 and 31 and the information under the caption "Derivative Financial Instruments and Hedging Activities" on pages 41 and 42 of the 2002 Annual Report to Shareowners.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference is Item 14(a)1 of this Form 10-K and the Quarterly Financial Information (Unaudited) set forth on page 59 of the 2002 Annual Report to Shareowners.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 14, 2002, the Board of Directors, upon the recommendation of the Audit Committee, approved the engagement of PricewaterhouseCoopers LLP as its independent accountants for the fiscal year ending June 30, 2002 and dismissed the firm of Arthur Andersen LLP.

The reports of Arthur Andersen LLP on our consolidated financial statements for each of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle.

During the past two fiscal years and through May 14, 2002, there were no disagreements between us and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Arthur Andersen LLP's satisfaction, would have caused the firm to make reference to the subject matter thereof in connection with their report on our consolidated financial statements and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

During the years ended June 30, 2001 and 2000 and through May 14, 2002, we did not consult with PricewaterhouseCoopers LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information set forth in Part I under the caption "Executive Officers of the Registrant" and the information under the captions "Election of Directors" and "Compliance with Section 16 (a) of the Exchange Act" in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 30, 2002 ("2002 Proxy Statement").


ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference is the information set forth under the caption "Compensation of Executive Officers" and certain information regarding directors' fees under the caption "Board of Directors and Board Committees" in the 2002 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS

Incorporated herein by reference is the information set forth under the caption "Ownership of Capital Stock by Directors, Nominees and Executive Officers" with respect to the directors' and officers' shareholdings, under the caption "Principal Holders of Voting Securities" with respect to other beneficial owners in the 2002 Proxy Statement and under the caption "Equity Compensation Plan Information" with respect to disclosure regarding the number of outstanding options, warrants and rights granted under equity compensation plans and the number of shares remaining for issuance under such plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is certain information set forth in the notes to the tables under the captions "Election of Directors" and "Compensation of Executive Officers" in the 2002 Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

Item 14 is not yet applicable pursuant to the transition provisions of Exchange Act Release No. 34-46427.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this Form 10-K report.

      1.  Financial Statements

          The consolidated balance sheets as of June 30, 2002 and 2001, the consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended June 30, 2002 and the notes to consolidated financial statements, together with the reports thereon of PricewaterhouseCoopers LLP dated July 26, 2002, except as for Note 19 as to which the date is August 30, 2002, and Arthur Andersen LLP dated July 20, 2001, presented in the 2002 Annual Report to Shareowners are incorporated herein by reference.

      2.  Financial Statement Schedule

          The financial statement schedule shown below should be read in conjunction with the consolidated financial statements contained in the 2002 Annual Report to Shareowners. Other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          Separate financial statements of Kennametal are omitted because Kennametal is primarily an operating company, and all significant subsidiaries included in the consolidated financial statements are wholly owned, with the exception of Kennametal Hertel AG, in which Kennametal has a 98 percent interest.

          Financial Statement Schedule:                              Page
          ----------------------------                               ----

          Reports of Independent Accountants                         22-23

          Schedule II - Valuation and Qualifying Accounts
                        and Reserves for the Three Years
                        Ended June 30, 2002                           24

      3.  Exhibits

          (2)     Plan of Acquisition, Reorganization,
                  Arrangement, Liquidation, or Succession

                 (2.1)      Stock Purchase Agreement dated             Exhibit 2.1 of the May 6, 2002 Form
                            May 3, 2002 among Milacron Inc.,           8-K is incorporated herein by reference.
                            Milacron B.V. and Kennametal Inc.


          (3)     Articles of Incorporation and Bylaws

                  (3.1)     Bylaws of Kennametal Inc. as               Exhibit 3.1 of December 31, 2001
                            amended through January 29,                Form 10-Q is incorporated herein by
                            2002                                       reference.

                  (3.2)     Amended and Restated Articles              Exhibit 3.1 of the September 30, 1994
                            of Incorporation as Amended                Form 10-Q (SEC file no. reference 1-5318;
                                                                       docket entry date - November 14, 1994)
                                                                       is incorporated herein by reference.


          (4)     Instruments Defining the Rights of
                  Security Holders, Including Indentures

                  (4.1)     Rights Agreement effective                 Exhibit 1 of the Form 8-A dated October 10,
                            as of November 2, 2002                     2000 is incorporated herein by reference.

          (10)    Material Contracts

                  (10.1)*   Prime Bonus Plan                           The discussion regarding the Prime Bonus
                                                                       Plan under the caption "Report of the
                                                                       Board of Directors' Committee on
                                                                       Organization and Compensation"
                                                                       contained in the 2002 Proxy Statement is
                                                                       incorporated herein by reference.

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



--------------------------
* Denotes management contract or compensatory plan or arrangement.

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

                 (10.10)*   Supplemental Executive                     Exhibit 10.10 of the June 30, 1999
                            Retirement Plan, as amended                Form 10-K is incorporated herein by
                                                                       reference.

                 (10.11)*   Executive Employment Agreement             Filed herewith.
                            dated May 1, 2002 between Kennametal
                            Inc. and Markos I. Tambakeras

                 (10.12)*   Kennametal Inc. 1999 Stock Plan            Exhibit 10.5 of the June 11, 1999
                                                                       Form 8-K is incorporated herein
                                                                       by reference.

                 (10.13)*   Kennametal Inc. Stock Option and           Exhibit A of the 1999 Proxy Statement
                            Incentive Plan of 1999                     is incorporated herein by reference.


                 (10.14)    Credit Agreement dated as of June 27,      Exhibit 10.1 of the September 11, 2002
                            2002 among Kennametal Inc., and the        Form 8-K is incorporated herein by
                            several lenders from time to time          reference.
                            parties thereto, Bank of Tokyo-
                            Mitsubishi Trust Company; Bank One,
                            N.A.; Fleet National Bank; and PNC
                            Bank, N.A. as the Co-Syndication
                            Agents, and JP Morgan Chase Bank,
                            as the Administrative Agent

          (13)    Annual Report to Shareowners                         Portions of the 2002 Annual Report are
                                                                       filed herewith.

          (21)    Subsidiaries of the Registrant                       Filed herewith.

          (23)    Consent of Independent Accountants                   Filed herewith.

          (99)    Additional Exhibits

                  (99.1)    Certification Pursuant to 18 U.S.C.        Filed herewith.
                            Section 1350 as Adopted Pursuant
                            to Section 906 of the Sarbanes-Oxley
                            Act of 2002, executed by Markos I.
                            Tambakeras, Chief Executive Officer
                            of Kennametal Inc. and F. Nicholas
                            Grasberger III, Chief Financial Officer
                            of Kennametal Inc.



--------------------------------
* Denotes management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K.

      The following were filed during the quarter ended June 30, 2002:

      Form 8-K dated May 1, 2002, reporting under Item 4. Changes in Registrant's Certifying Accountant regarding the appointment of PricewaterhouseCoopers LLP as independent auditors for fiscal year ended June 30, 2002. Additionally, the dismissal of Arthur Andersen LLP as the company's independent auditors as of April 30, 2002 was also reported.

      Form 8-K dated May 7, 2002, reporting under Item 5. Acquisition or Disposition of Assets regarding the signing of a definitive agreement to purchase the Widia Group in Europe and India from Milacron, Inc. for EUR 188 million.

      Form 8-K/A dated May 8, 2002, reporting under Item 5. Other Events correcting the omission of the indication that the purchase price of 188 million was in EUROs relative to the agreement to purchase the Widia Group.

      Form 8-K/A dated May 17, 2002, reporting under Item 4. Changes in Registrant's Certifying Accountant to reflect the fact that Arthur Andersen's dismissal and PricewaterhouseCoopers' engagement became effective May 14, 2002.

      Form 8-K dated June 20, 2002, reporting under Item 7. Financial Statements and Exhibits which incorporated by reference certain exhibits into Registration No. 333-40809 pertaining to certain debt securities of the Registrant.

      Form 8-K dated June 20, 2002, reporting under Item 7. Financial Statement and Exhibits which incorporated by reference certain exhibits into Registration No. 333-40809 pertaining to certain equity securities of the Registrant.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   KENNAMETAL INC.


                                               By: /s/ Timothy A. Hibbard
                                                   ----------------------------
                                                      Timothy A. Hibbard
                                                      Corporate Controller and
                                                      Chief Accounting Officer


Date:  September 25, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           SIGNATURE                                        TITLE                                DATE
           ---------                                        -----                                ----
/s/  Markos I. Tambakeras
--------------------------------------
     Markos I. Tambakeras                        Chairman, President and                  September 25, 2002
                                                 Chief Executive Officer


/s/  F. Nicholas Grasberger III
--------------------------------------
     F. Nicholas Grasberger III                  Vice President and                       September 25, 2002
                                                 Chief Financial Officer

           SIGNATURE                                        TITLE                                DATE
           ---------                                        -----                                ----
/s/  Richard C. Alberding
--------------------------------------
     Richard C. Alberding                                 Director                        September 25, 2002


/s/  Peter B. Bartlett
--------------------------------------
     Peter B. Bartlett                                    Director                        September 25, 2002


/s/  Ronald M. DeFeo
--------------------------------------
     Ronald M. DeFeo                                      Director                        September 25, 2002


/s/  A. Peter Held
--------------------------------------
     A. Peter Held                                        Director                        September 25, 2002


/s/  Kathleen J. Hempel
--------------------------------------
     Kathleen J. Hempel                                   Director                        September 25, 2002


/s/  Aloysius T. McLaughlin, Jr.
--------------------------------------
     Aloysius T. McLaughlin, Jr.                          Director                        September 25, 2002


/s/  William R. Newlin
--------------------------------------
     William R. Newlin                                    Director                        September 25, 2002


/s/  Larry D. Yost
--------------------------------------
     Larry D. Yost                                        Director                        September 25, 2002


                                 CERTIFICATIONS

                                  CERTIFICATION
                                     OF THE
                           PRINCIPAL EXECUTIVE OFFICER


I, Markos I. Tambakeras, certify that:

1. I have reviewed this annual report on Form 10-K of Kennametal Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



                               Date: September 25, 2002


                               /s/ Markos I. Tambakeras
                               ---------------------------------------
                               Markos I. Tambakeras
                               Chairman, President and Chief Executive Officer

                                  CERTIFICATION
                                     OF THE
                           PRINCIPAL FINANCIAL OFFICER


I, F. Nicholas Grasberger, III, certify that:

1. I have reviewed this annual report on Form 10-K of Kennametal Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



                                 Date: September 25, 2002


                                 /s/ F. Nicholas Grasberger III
                                 ---------------------------------------
                                 F. Nicholas Grasberger III
                                 Vice President and Chief Financial Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



To the Shareowners of Kennametal Inc.

Our audit of the consolidated financial statements referred to in our report dated July 26, 2002, except for Note 19 as to which the date is August 30, 2002 appearing in the 2002 Annual Report to Shareowners of Kennametal Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14 (a) (2) of this Form 10-K. In our opinion, this financial statement schedule as of and for the year ended June 30, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statements of Kennametal Inc. as of June 30, 2001, and for each of the two years in the period ended June 30, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements, before the revision described in Note 2, in their report dated July 20, 2001.


                                             /s/  PricewaterhouseCoopers LLP
                                             ---------------------------------
                                                  PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
July 26, 2002, except for Note 19 as to which the date is August 30, 2002

The following report is a copy of a previously issued report by Arthur Andersen LLP and it has not been reissued by Arthur Andersen LLP. Arthur Andersen LLP has not consented to its inclusion; therefore an investor's abilities to recover any potential damage may be limited.

                REPORT OF PREVIOUS INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


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


                                        /s/  Arthur Andersen LLP
                                        ---------------------------------
                                             Arthur Andersen LLP


Pittsburgh, Pennsylvania
July 20, 2001

KENNAMETAL INC.                                                     SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE THREE YEARS ENDED JUNE 30, 2002
-------------------------------------------------------------------------------
(dollars in thousands)


                                                              Additions
                                              -----------------------------------------
                               Balance at     Charged to                                    Deductions       Balance at
                              Beginning of    Costs and                        Other           from            End of
Description                      Year         Expenses       Recoveries     Adjustments      Reserves           Year
-----------                   ------------    --------       ----------     -----------     ---------        ----------
2002

Allowance for
     doubtful accounts          $  7,999      $  7,137        $   640        $  315 (a)     $  3,420(b)        $ 12,671

Restructuring and asset
     impairment charges         $  6,483      $ 27,499        $    --        $ (192)(c)     $ 27,368(d)        $  6,422

2001

Allowance for
     doubtful accounts          $ 12,214      $  2,576        $   324        $ (918)(a)     $  6,197(b)        $  7,999

Restructuring and asset
     impairment charges         $  7,565      $ 13,106        $    --        $   82 (c)     $ 14,270(d)        $  6,483

2000

Allowance for
     doubtful accounts          $ 15,269      $  4,177        $   596        $ (307)(a)     $  7,521(b)        $ 12,214

Restructuring and asset
     impairment charges         $  3,567      $ 18,626        $    --        $  595 (e)     $ 15,223(d)        $  7,565


(a) Represents foreign currency translation adjustment and reserves acquired through business combinations.

(b)  Represents uncollected accounts charged against the allowance.

(c) Represents adjustments for net incremental costs incurred related to restructuring programs initiated in 2001, 2000 and 1999.

(d) Represents asset write-downs, non-cash adjustments and cash expenditures charged against the accrual.

(e) Represents adjustment for company receiving more value upon disposition of property than initially anticipated.