Form 10-Q
period 2002-09-30
KENNAMETAL INC
filed 2002-11-15
CIK 55242

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date:

               Title Of Each Class               Outstanding at October 31, 2002
----------------------------------------         -------------------------------
Capital Stock, par value $1.25 per share                   35,111,464


================================================================================

                                 KENNAMETAL INC.
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002



                                TABLE OF CONTENTS



Item No.                                                                                                Page
--------                                                                                                ----

                                           PART I. FINANCIAL INFORMATION

1.   Financial Statements:

     Condensed Consolidated Statements of Income (Unaudited)
     Three months ended September 30, 2002 and 2001..................................................      1

     Condensed Consolidated Balance Sheets
     September 30, 2002 (Unaudited) and June 30, 2002................................................      2

     Condensed Consolidated Statements of Cash Flows (Unaudited)
     Three months ended September 30, 2002 and 2001..................................................      3

     Notes to Condensed Consolidated Financial Statements (Unaudited)................................      4

2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........     13

3.   Quantitative and Qualitative Disclosures about Market Risk......................................     22

4.   Controls and Procedures.........................................................................     22


                                             PART II. OTHER INFORMATION


4.   Submission of Matters to a Vote of Security Holders.............................................     23

5.   Other Information...............................................................................     23

6.   Exhibits and Reports on Form 8-K................................................................     24

     Signatures......................................................................................     25

     Certifications..................................................................................     26

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands, except per share data)

                                                                                            Three Months Ended
                                                                                               September 30,
                                                                                     ---------------------------------
                                                                                          2002                  2001
                                                                                          ----                  ----
OPERATIONS
Net sales                                                                            $   404,218           $   406,654
Cost of goods sold                                                                       273,249               276,815
                                                                                     -----------           -----------
Gross profit                                                                             130,969               129,839
Operating expense                                                                        104,835                99,877
Restructuring and asset impairment charges                                                  (181)                1,578
Amortization of intangibles                                                                  814                   690
                                                                                     -----------           -----------
Operating income                                                                          25,501                27,694
Interest expense                                                                           8,485                 9,365
Other expense (income), net                                                                  594                  (270)
                                                                                     -----------           -----------
Income before provision for income taxes and minority interest                            16,422                18,599
Provision for income taxes                                                                 5,255                 5,951
Minority interest                                                                            338                   204
                                                                                     -----------           -----------
Income before cumulative effect of change in accounting principle                         10,829                12,444
Cumulative effect of change in accounting principle,
    net of tax of $2,389                                                                      --              (250,406)
                                                                                     -----------           ------------
Net income (loss)                                                                    $    10,829           $  (237,962)
                                                                                     ===========           ============

PER SHARE DATA
Basic earnings per share before cumulative effect
    of change in accounting principle                                                $      0.31           $      0.40
Cumulative effect of change in accounting principle per share                                 --                 (8.08)
                                                                                     -----------           ------------
Basic earnings (loss) per share                                                      $      0.31           $     (7.68)
                                                                                     ===========           ============

Diluted earnings per share before cumulative effect
    of change in accounting principle                                                $      0.31           $      0.40
Cumulative effect of change in accounting principle per share                                 --                 (7.97)
                                                                                     -----------           ------------
Diluted earnings (loss) per share                                                    $      0.31           $     (7.57)
                                                                                     ===========           ============

Dividends per share                                                                  $      0.17           $      0.17
                                                                                     ===========           ===========

Basic weighted average shares outstanding                                                 35,045                30,992
                                                                                     ===========           ===========

Diluted weighted average shares outstanding                                               35,344                31,435
                                                                                     ===========           ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(in thousands)

                                                                                 September 30,            June 30,
                                                                                     2002                   2002
                                                                                     ----                   ----
ASSETS                                                                           (Unaudited)
Current assets:
   Cash and equivalents                                                         $      14,300          $      10,385
   Marketable equity securities available-for-sale                                      8,994                 10,728
   Accounts receivable, less allowance for
     doubtful accounts of $16,359 and $12,671                                         221,313                179,101
   Inventories                                                                        403,590                345,076
   Deferred income taxes                                                               71,084                 71,375
   Other current assets                                                                31,116                 20,719
                                                                                -------------          -------------
Total current assets                                                                  750,397                637,384
                                                                                -------------          -------------

Property, plant and equipment:
   Land and buildings                                                                 240,136                227,539
   Machinery and equipment                                                            893,498                847,196
   Less accumulated depreciation                                                     (652,938)              (639,619)
                                                                                --------------         -------------
Net property, plant and equipment                                                     480,696                435,116
                                                                                -------------          -------------

Other assets:
   Investments in affiliated companies                                                 11,843                 11,681
   Intangible assets, less accumulated amortization
     of $77,401 and $75,390                                                           467,140                367,992
   Other                                                                               97,382                 71,438
                                                                                -------------          -------------
Total other assets                                                                    576,365                451,111
                                                                                -------------          -------------
Total assets                                                                    $   1,807,458          $   1,523,611
                                                                                =============          =============

LIABILITIES
Current liabilities:
   Current maturities of long-term debt and capital leases                      $       3,321          $      16,554
   Notes payable to banks                                                              13,671                  6,926
   Accounts payable                                                                   101,823                101,586
   Accrued income taxes                                                                15,380                  4,066
   Accrued vacation pay                                                                30,601                 28,190
   Accrued payroll                                                                     29,548                 22,696
   Other current liabilities                                                           95,516                 82,082
                                                                                -------------          -------------
Total current liabilities                                                             289,860                262,100
                                                                                -------------          -------------
Long-term debt and capital leases, less current maturities                            599,615                387,887
Deferred income taxes                                                                  53,475                 52,570
Other liabilities                                                                     125,816                 96,421
                                                                                -------------          -------------
Total liabilities                                                                   1,068,766                798,978
                                                                                -------------          -------------
Minority interest in consolidated subsidiaries                                         17,685                 10,671
                                                                                -------------          -------------

SHAREOWNERS' EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued                        --                     --
Capital stock, $1.25 par value; 70,000 shares authorized;
   37,421 and 37,383 shares issued                                                     46,776                 46,729
Additional paid-in capital                                                            497,741                491,263
Retained earnings                                                                     312,503                307,631
Treasury shares, at cost; 2,332 and 2,573 shares held                                 (69,185)               (72,026)
Unearned compensation                                                                 (10,482)                (4,856)
Accumulated other comprehensive loss                                                  (56,346)               (54,779)
                                                                                --------------         -------------
Total shareowners' equity                                                             721,007                713,962
                                                                                -------------          -------------
Total liabilities and shareowners' equity                                       $   1,807,458          $   1,523,611
                                                                                =============          =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

(in thousands)                                                                           Three Months Ended
                                                                                             September 30,
                                                                                 ----------------------------------
                                                                                     2002                  2001
                                                                                     ----                  ----
OPERATING ACTIVITIES
Net income (loss)                                                                $     10,829         $    (237,962)
Adjustments for non-cash items:
   Depreciation                                                                        18,252                18,022
   Amortization                                                                           814                   690
   Restructuring and asset impairment charges                                            (181)                   --
   Cumulative effect of change in accounting principle, net of tax                         --               250,406
   Other                                                                                1,717                (1,153)
Changes in certain assets and liabilities (excluding acquisitions):
   Accounts receivable                                                                  6,721                18,322
   Accounts receivable securitization                                                    (783)               (3,300)
   Inventories                                                                         10,121                (1,683)
   Accounts payable and accrued liabilities                                           (14,974)              (23,658)
   Other                                                                                5,315               (10,857)
                                                                                 ------------          ------------
Net cash flow provided by operating activities                                         37,831                 8,827
                                                                                 ------------          ------------

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                            (10,475)              (10,027)
Disposals of property, plant and equipment                                                605                 2,605
Acquisition, net of cash                                                             (183,770)                   --
Purchase of subsidiary stock                                                             (221)                   --
Other                                                                                    (308)                  304
                                                                                 ------------          ------------
Net cash flow used for investing activities                                          (194,169)               (7,118)
                                                                                 ------------          ------------

FINANCING ACTIVITIES
Net (decrease) in notes payable                                                       (11,228)                 (101)
Net (decrease) increase in revolver and other lines of credit                          (9,355)                5,000
Term debt borrowings                                                                  186,181                   201
Term debt repayments                                                                   (1,336)                 (689)
Purchase of treasury stock                                                                 --               (12,417)
Dividend reinvestment and employee benefit and stock plans                              2,309                 9,163
Cash dividends paid to shareowners                                                     (5,957)               (5,273)
                                                                                 ------------          ------------
Net cash flow provided (used) for financing activities                                160,614                (4,116)
                                                                                 ------------          ------------

Effect of exchange rate changes on cash and equivalents                                  (361)                  189
                                                                                 ------------          ------------

CASH AND EQUIVALENTS
Net increase (decrease) in cash and equivalents                                         3,915                (2,218)
Cash and equivalents, beginning of year                                                10,385                12,940
                                                                                 ------------          ------------
Cash and equivalents, end of period                                              $     14,300          $     10,722
                                                                                 ============          ============

SUPPLEMENTAL DISCLOSURES
Interest paid                                                                    $      3,592          $      7,054
Income taxes (refunded) paid                                                           (5,850)               16,212
Contribution of stock to employee benefit plans                                         2,334                 3,057
Non-cash changes in fair value related to financial instruments                        19,390                    --
Businesses acquired:
     Value of assets acquired                                                         297,113                    --
     Liabilities assumed                                                              111,799                    --

         The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
--------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   ORGANIZATION

     Kennametal Inc. was incorporated in Pennsylvania in 1943 and maintains its world headquarters in Latrobe, Pennsylvania. Kennametal Inc. and its subsidiaries (collectively, "Kennametal") is a leading global manufacturer, marketer and distributor of a broad range of cutting tools, tooling systems, supplies and technical services, as well as wear-resistant parts. We believe that our reputation for manufacturing excellence and technological expertise and innovation in our principal products has helped us achieve a leading market presence in our primary markets. We believe we are the second largest global provider of metalcutting tools and tooling systems. End users of our products include metalworking manufacturers and suppliers in the aerospace, automotive, machine tool and farm machinery industries, as well as manufacturers and suppliers in the highway construction, coal mining, quarrying and oil and gas exploration industries.

2.   BASIS OF PRESENTATION

     The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with the Notes to Consolidated Financial Statements included in our 2002 Annual Report. The condensed consolidated balance sheet as of June 30, 2002 was derived from the audited balance sheet included in our 2002 Annual Report. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair presentation were made and all adjustments are normal, recurring adjustments. The results for the three months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a "year" is to a fiscal year ended June 30. When used in this Form 10-Q, unless the context requires otherwise, the terms "we," "our" and "us" refer to Kennametal Inc. and its subsidiaries. We reclassified certain amounts in the prior years' consolidated financial statements to conform with the current year presentation.

3.   ACQUISITIONS

     On August 30, 2002, we purchased the Widia Group (Widia) in Europe and India from Milacron Inc. for EUR188 million ($183.8 million) subject to a purchase price adjustment based on the change in net assets of Widia from December 31, 2001 to the closing date. This purchase price includes the actual purchase price of $185.3 million, plus $2.8 million of direct acquisition costs less $4.3 million of acquired cash. We financed the acquisition with funds borrowed under our new three-year, multi-currency, revolving credit facility which we entered into on June 27, 2002 with a group of financial institutions. The acquisition of Widia improves our global competitiveness, strengthens our European position and represents a strong platform for increased penetration in Asia. Widia's operating results have been included in our consolidated results for the first quarter of fiscal 2003 since the acquisition date of August 30, 2002.

     In accordance with SFAS No. 141, "Business Combinations", we accounted for the acquisition using the purchase method of accounting. Accordingly, the preliminary purchase price allocations have been made based upon an estimated fair value of net assets acquired resulting in the initial recognition of approximately $100.0 million of goodwill and other intangibles. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" the goodwill will not be amortized but will instead be subject to an annual impairment test. The preliminary purchase price allocations are subject to adjustment and may be modified within one year from the acquisition when additional information concerning asset and liability valuations are obtained. Subsequent changes are not expected to have a material effect on our consolidated financial position.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     The unaudited pro forma consolidated financial data presented below gives effect to the Widia acquisition as if it had occurred as of the beginning of each period presented. The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable, including additional interest expense that resulted from the transaction, net of any applicable income tax effects. The unaudited pro forma consolidated financial data is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated on the date indicated, nor are they indicative of future operating results. Except for actions actually taken as of and since the close of the transaction and for which any related impact would be included in the actual results through the quarter end, anticipated cost savings have not been reflected in this pro forma presentation. The unaudited pro forma consolidated financial data should be read in conjunction with the historical consolidated financial statements and accompanying notes.

                                                                                           Three Months Ended
         Pro Forma Consolidated Financial Data                                                September 30,
         -------------------------------------                                      -------------------------------
                                                                                      2002                  2001
                                                                                      ----                  ----

         Net sales                                                                  $ 439,612            $  462,176
         Income before cumulative effect of
            change in accounting principle                                              6,188                11,815
         Net income (loss)                                                              6,188              (238,591)
         Basic earnings (loss) per share before cumulative
            effect of change in accounting principle                                     0.18                  0.38
         Basic earnings (loss) per share                                                 0.18                 (7.70)
         Diluted earnings (loss) per share before cumulative
            effect of change in accounting principle                                     0.18                  0.38
         Diluted earnings (loss) per share                                               0.18                 (7.59)

     Additionally, during the current quarter, we acquired the remaining nine percent minority interest of our subsidiary in Poland for a total consideration of $0.2 million. This subsidiary is now wholly-owned by Kennametal.

4.   INVENTORIES

     Inventories are stated at the lower of cost or market. We use the last-in, first-out (LIFO) method for determining the cost of a significant portion of our U.S. inventories. The cost for the remainder of our inventories is determined under the first-in, first-out (FIFO) or average cost methods. We used the LIFO method of valuing inventories for approximately 42 and 49 percent of total inventories at September 30, 2002 and June 30, 2002, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

     Inventories as of the balance sheet dates consisted of the following (in thousands):

                                                                                 September 30,           June 30,
                                                                                     2002                  2002
                                                                                     ----                  ----

         Finished goods                                                          $    297,811          $    260,783
         Work in process and powder blends                                            105,010                91,871
         Raw materials and supplies                                                    33,648                34,452
                                                                                 ------------          ------------
         Inventory at current cost                                                    436,469               387,106
         Less:  LIFO valuation                                                        (32,879)              (42,030)
                                                                                 -----------           ------------
         Total inventories                                                       $    403,590          $    345,076
                                                                                 ============          ============

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

5.   ENVIRONMENTAL MATTERS

     We are involved in various environmental cleanup and remediation activities at several of our manufacturing facilities. In addition, we are currently named as a potentially responsible party (PRP) at the Li Tungsten Superfund site in Glen Cove, New York. In December 1999, we recorded a remediation reserve of $3.0 million with respect to our involvement in these matters, which was recorded as a component of operating expense. This represents our best estimate of the undiscounted future obligation based on our evaluations and discussions with outside counsel and independent consultants, and the current facts and circumstances related to these matters. We recorded this liability because certain events occurred, including the identification of other PRPs, an assessment of potential remediation solutions and direction from the government for the remedial action plan that clarified our level of involvement in these matters and our relationship to other PRPs. This led us to conclude that it was probable a liability had been incurred. At September 30, 2002, we have an accrual of $2.8 million remaining relative to this environmental issue. No cash payments have been made nor additional charges incurred against this reserve during the quarter.

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

     Additionally, we also maintain reserves for other potential environmental issues associated with our Greenfield operations and a location operated by our German subsidiary. At September 30, 2002, the total of these accruals was $1.4 million and represents anticipated costs associated with the remediation of these issues. No cash payments have been made nor additional charges incurred against this reserve during the quarter.

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

6.   EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that occurs related to issuance of capital stock under stock option grants. The difference between basic and diluted earnings per share relates solely to the effect of capital stock options.

     For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised stock options by 298,741 and 442,942 for the three months ended September 30, 2002 and 2001, respectively. Unexercised stock options to purchase our capital stock of 1.7 million and 1.3 million shares at September 30, 2002 and 2001, respectively, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the respective period.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

7.  COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) for the three months ended September 30, 2002 and 2001 is as follows (in thousands):

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                                -----------------------------------
                                                                                     2002                  2001
                                                                                     ----                  ----

         Income before cumulative effect of change
              in accounting principle                                            $     10,829          $    12,444
         Cumulative effect of change in accounting
              principle, net of tax                                                        --             (250,406)
         Unrealized gain (loss) on derivatives designated
              and qualified as cash flow hedges, net of tax                             1,442               (1,533)
         Reclassification of unrealized gain (loss)
              on matured derivatives, net of tax                                           78                 (636)
         Unrealized loss on marketable equity securities
              available-for-sale, net of tax                                             (589)              (2,285)
         Minimum pension liability adjustment, net of tax                                  10                 (281)
         Foreign currency translation adjustments                                      (2,508)               5,252
                                                                                 ------------          ------------
         Comprehensive income (loss)                                             $      9,262          $  (237,445)
                                                                                 ============          ============

     The components of accumulated other comprehensive after-tax loss consist of the following (in thousands):


                                                                                   September 30, 2002
                                                                   ---------------------------------------------------
                                                                     Pre-tax              Tax              After-Tax
                                                                   -----------        -----------        ------------
Unrealized loss on marketable equity
   securities available-for-sale                                   $    (1,740)       $      (661)       $     (1,079)

Unrealized loss on derivatives designated and
   qualified as cash flow hedges                                        (6,896)            (2,620)             (4,276)

Minimum pension liability adjustment                                    (7,178)            (2,723)             (4,455)

Foreign currency translation adjustments                               (49,738)            (3,202)            (46,536)
                                                                   -----------        -----------        ------------
                                                                   $   (65,552)       $    (9,206)       $    (56,346)
                                                                   ===========        ===========        ============


                                                                                     June 30, 2002
                                                                ---------------------------------------------------------
                                                                     Pre-tax              Tax              After-Tax
                                                                ------------------ ------------------- ------------------
Unrealized loss on marketable equity
   securities available-for-sale                                   $      (791)       $      (301)       $       (490)

Unrealized loss on derivatives designated and
   qualified as cash flow hedges                                        (9,339)            (3,543)             (5,796)

Minimum pension liability adjustment                                    (7,195)            (2,730)             (4,465)

Foreign currency translation adjustments                               (47,520)            (3,492)            (44,028)
                                                                   -----------        -----------        ------------
                                                                   $   (64,845)       $   (10,066)       $    (54,779)
                                                                   ===========        ===========        ============

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


8.       GOODWILL AND OTHER INTANGIBLE ASSETS

     The carrying amount of goodwill attributable to each segment at September 30, 2002 and June 30, 2002 is as follows (in thousands):

                                               September 30,          June 30,
                                                    2002                2002
                                               -------------         ---------
                    MSSG                          $211,511            $147,157
                    AMSG                           166,571             167,542
                    J&L Industrial Supply           39,649              39,649
                    Full Service Supply              4,707               4,707
                                                  --------           ---------
                    Total                         $422,438            $359,055
                                                  ========            ========

     The increase in the goodwill carried by the Metalworking Solutions and Services Group (MSSG) is associated with the acquisition of Widia.

     Material amounts of recorded goodwill attributable to each of our reporting units, including those affected by the restructuring program announced in November 2001 (see Note 9), were tested for impairment by comparing the fair value of each reporting unit with its carrying value. This testing resulted in a non-cash, net of tax charge of $250.4 million, specific to the electronics (Advanced Materials Solutions Group (AMSG) segment - $82.1 million) and the industrial product group (MSSG segment - $168.3 million) businesses, which were acquired in 1998 as part of the acquisition of Greenfield Industries. The initial phase of the impairment tests were performed within six months of adoption of SFAS No. 142, or June 30, 2002, and are required at least annually thereafter. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during the June quarter, in connection with our annual budgeting process.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------



     The components of our other intangible assets are as follows (in thousands), the remaining lives of which range from one to four years.

                                                       September 30, 2002                         June 30, 2002
                                               ---------------------------------         ---------------------------------
                                               Gross Carrying        Accumulated         Gross Carrying       Accumulated
                                                   Amount           Amortization             Amount           Amortization
                                                   ------           ------------             ------           ------------

         Contract based prior to
             the acquisition date                $    13,319         $   (11,254)         $    11,910         $    (9,488)
         Estimated intangibles
             associated with Widia                    36,323                (176)                  --                  --
         Technology based and other                    3,374              (2,514)               3,374              (2,423)
         Intangible pension asset                      5,630                  --                5,564                  --
                                                 -----------         -----------          -----------         -----------
         Total                                   $    58,646         $   (13,944)         $    20,848         $   (11,911)
                                                 ===========         ===========          ===========         ===========

9.   RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

     WIDIA RESTRUCTURING In connection with our acquisition of Widia, we assumed $2.4 million of restructuring accruals related to restructuring programs initiated by Widia prior to the acquisition date. These programs initiated in December 2001, relate to the severance of 156 European employees in both production and administration. The accrual balance at September 30, 2002 represents projected payments remaining through June 2003.

     2002 AMSG AND MSSG RESTRUCTURING In November 2001, we announced a restructuring program whereby we expected to recognize special charges of $15 to $20 million, including period costs, for the closure of three manufacturing locations and the relocation of the production of a certain product line to another plant, and associated workforce reductions. This was done in response to continued steep declines in the end market demand in the electronics and industrial products groups businesses. Additionally, we implemented other worldwide workforce reductions and facility closures in these segments in reaction to the declines in our end markets. All initiatives under this program have been implemented and completed and all charges have been taken. Total restructuring and asset impairment charges of $17.3 million were recognized in 2002 and $2.5 million were recognized as a component of cost of goods sold in 2002.

     We implemented the measures associated with the closing and consolidation of the AMSG electronics facility in Chicago, Ill., and MSSG industrial product group's Pine Bluff, Ark., and Monticello, Ind. locations, the production of a particular line of products in Rogers, Ark. and several customer service centers. There were no charges related to this program during the current quarter. The components of the restructuring accrual at September 30, 2002 for this program are as follows (in thousands):

                                                       Accrual                                         Accrual at
                                                     at June 30,       Quarter           Cash         September 30,
                                                        2002           Expense       Expenditures          2002
                                                     ----------      -----------     ------------      -----------

        Facility rationalizations                   $     2,977      $        --     $     (940)       $     2,037
        Employee severance                                1,220               --           (698)               522
                                                    -----------      -----------     ----------        -----------
        Total                                       $     4,197      $        --     $   (1,638)       $     2,559
                                                    ===========      ===========     ==========        ===========

     The restructuring accrual at September 30, 2002 represents future cash payments for these obligations, of which the majority are expected to occur over the next three quarters.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     2002 AND 2001 J&L AND FSS BUSINESS IMPROVEMENT PROGRAM In the J&L segment for the September 2001 quarter, we recorded a restructuring and asset impairment charge of $1.6 million, including $1.1 million for severance of 20 individuals, $0.3 million for facility closures and $0.2 million for closure of the German operations. In the Full Service Supply (FSS) segment for first quarter of 2001, we recorded a nominal amount of restructuring charges for severance related to five individuals. Total restructuring and asset impairment charges of $2.5 million and $0.6 million were recognized in 2001 for J&L and FSS, respectively.

     In 2002, we continued our J&L and FSS business improvement programs initiated in 2001. In the J&L segment during 2002, we recorded restructuring and asset impairment charges of $5.3 million related to the write-down of a portion of the value of a business system, $2.5 million for severance for 81 individuals and $1.7 million related to the closure of 10 satellites and two call centers. In the FSS segment for 2002, we recorded restructuring charges of $0.7 million for severance related to 34 individuals.

     All initiatives under this business improvement program have been implemented and completed and all charges have been taken. There were no charges related to this program during the current quarter. The components of the restructuring accrual at September 30, 2002, for this program are as follows (in thousands):

                                                  Accrual at                                         Accrual at
                                                   June 30,       Quarter           Cash           September 30,
                                                     2002         Expense       Expenditures            2002
                                                  ---------       -------       ------------         ----------
         J&L business improvement program:
             Employment severance                 $     366      $      --        $   (325)          $      41
             Facility closures                          794             --            (267)                527

         FSS business improvement
           program:                                     228             --             (89)                139
                                                  ---------      ---------        ---------          ---------
         Total                                    $   1,388      $      --        $   (681)          $     707
                                                  =========      =========        =========          =========

     The restructuring accrual at September 30, 2002 represents future cash payments for these obligations, of which the majority are expected to occur over the next three quarters.

     2001 CORE-BUSINESS RESIZE PROGRAM In 2001, we took actions to reduce our salaried workforce in response to the weakened U.S. manufacturing sector. As a result of implementing this core-business resize program, we recorded a restructuring charge of $4.6 million, related to severance for 209 individuals. All initiatives under these programs have been implemented. The restructuring accrual at September 30, 2002 of $0.3 million represents projected payments, the majority of which are expected to occur over the next three quarters.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     2000 RESTRUCTURING PROGRAM In 2000, we announced plans to close, consolidate or downsize several plants, warehouses and offices, and associated workforce reductions as part of our overall plan to increase asset utilization and financial performance, and to reposition ourselves to become the premier tooling solutions supplier. The components of the charges were $4.8 million for asset impairment charges, $7.4 million for employee severance, $6.3 million for facility rationalizations and $0.1 million for product rationalization. As of September 30, 2002, $0.1 million remains accrued for facility rationalizations and is expected to be paid within the three quarters. An adjustment of $0.2 million to reduce the original amounts accrued was recognized during the current quarter.

     We continue to review our business strategies and pursue other cost-reduction activities in all business segments, some of which could result in future charges.

10.  SEGMENT DATA

     We operate four global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG), J&L Industrial Supply (J&L) and Full Service Supply (FSS), and corporate functional shared services. Our external sales, intersegment sales and operating income by segment for the three months ended September 30, 2002 and 2001 are as follows (in thousands):

                                                         Three Months Ended
                                                             September 30,
                                                   ---------------------------------
                                                      2002                   2001
                                                      ----                   ----
         External sales:
              MSSG                                 $   245,502           $   222,957
              AMSG                                      79,317                83,005
              J&L                                       48,207                59,121
              FSS                                       31,192                41,571
                                                   -----------           -----------
         Total external sales                      $   404,218           $   406,654
                                                   ===========           ===========

         Intersegment sales:
              MSSG                                 $    25,979           $    31,733
              AMSG                                       6,890                 6,206
              J&L                                          563                   591
              FSS                                          771                   688
                                                   -----------           -----------
         Total intersegment sales                  $    34,203           $    39,218
                                                   ===========           ===========

         Total sales:
              MSSG                                 $   271,481           $   254,690
              AMSG                                      86,207                89,211
              J&L                                       48,770                59,712
              FSS                                       31,963                42,259
                                                   -----------           -----------
         Total sales                               $   438,421           $   445,872
                                                   ===========           ===========

         Operating income (loss):
              MSSG                                 $    24,315           $    24,671
              AMSG                                      10,680                10,363
              J&L                                        2,164                   732
              FSS                                          (19)                1,172
              Corporate and eliminations               (11,639)               (9,244)
                                                   -----------           -----------
         Total operating income                    $    25,501           $    27,694
                                                   ===========           ===========

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

11. NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The adoption of this standard, effective July 1, 2002, had no material impact on the results of our operations or financial position.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121. This statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The provisions of this statement are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this standard effective July 1, 2002, had no material impact on the results of our operations or financial position.

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. This statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The provisions of this standard related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. Prospectively, as a result of the adoption of SFAS No. 145, debt extinguishment costs previously classified as extraordinary items will be reclassified.

SFAS No. 146, "Accounting for Exit or Disposal Activities," was issued in July 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 includes (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this statement will be effective for disposal activities initiated after December 31, 2002, with early application encouraged. Additionally, SFAS No. 146 may apply to prospective actions, not yet determined, related to the Widia integration.

12. SUBSEQUENT EVENT

On October 23, 2002, we announced a global salaried workforce reduction of five percent. The reduction is expected to cost between $9 million and $10 million, and is expected to generate in excess of $10 million in cash savings during the remainder of fiscal 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
                              RESULTS OF OPERATIONS
SALES
-----

Sales for the September 2002 quarter were $404.2 million, a decline of less than one percent from $406.7 million in the year-ago quarter. Included in the current quarter were $21.5 million of sales contributed by the acquired Widia entities. Excluding the positive benefit of the net acquisitions and divestitures of four percent and the favorable foreign currency effects of two percent, sales declined eight percent from the prior year. Declining North American and European sales associated with continued weak industrial markets were partially offset by improved Asian sales, excluding Widia.

GROSS PROFIT MARGIN
-------------------

The gross profit margin for the September 2002 quarter was 32.4 percent, a fifty basis point increase compared with 31.9 percent in the year-ago quarter. Favorable raw material prices, manufacturing efficiencies from the Kennametal Lean Enterprise initiatives and a benefit from foreign currency exchange offset the combined negative pressure of underutilized capacity due to volume declines, unfavorable product mix and $1.1 million in decreased pension income.

OPERATING EXPENSE
-----------------

Operating expense for the September 2002 quarter was $104.8 million compared to $99.9 million of a year ago. Approximately $5.2 million of this increase is associated with the acquired Widia units. Excluding the incremental Widia expense, unfavorable foreign exchange of $2.2 million, $0.7 million of Widia integration costs and $0.7 million of decreased pension income, operating expense declined four percent. Additionally, increased insurance costs negatively pressured operating expense when compared to the prior year.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGE
-----------------------------------------

WIDIA RESTRUCTURING In connection with our acquisition of Widia, we assumed $2.4 million of restructuring accruals related to restructuring programs initiated by Widia prior to the acquisition date. These programs initiated in December 2001, relate to the severance of 156 European employees in both production and administration. The accrual balance at September 30, 2002 represents projected payments remaining through June 2003.

2002 AMSG AND MSSG RESTRUCTURING In November 2001, we announced a restructuring program whereby we expected to recognize special charges of $15 to $20 million, including period costs, for the closure of three manufacturing locations and the relocation of the production of a certain product line to another plant, and associated workforce reductions. This was done in response to continued steep declines in the end market demand in the electronics and industrial products groups businesses. Additionally, we implemented other worldwide workforce reductions and facility closures in these segments in reaction to the declines in our end markets. All initiatives under this program have been implemented and completed and all charges have been taken. Total restructuring and asset impairment charges of $17.3 million were recognized in 2002 and $2.5 million were recognized as a component of cost of goods sold in 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

We implemented the measures associated with the closing and consolidation of the AMSG electronics facility in Chicago, Ill., and MSSG industrial product group's Pine Bluff, Ark., and Monticello, Ind. locations, the production of a particular line of products in Rogers, Ark. and several customer service centers. There were no charges related to this program during the current quarter. The components of the restructuring accrual at September 30, 2002 for this program are as follows (in thousands):

                                                      Accrual                                          Accrual at
                                                    at June 30,        Quarter          Cash          September 30,
                                                       2002            Expense       Expenditures         2002
                                                    -----------       ----------     ------------      -----------

        Facility rationalizations                   $     2,977      $        --     $     (940)       $     2,037
        Employee severance                                1,220               --           (698)               522
                                                    -----------      -----------     ----------        -----------
        Total                                       $     4,197      $        --     $   (1,638)       $     2,559
                                                    ===========      ===========     ==========        ===========

The restructuring accrual at September 30, 2002 represents future cash payments for these obligations, of which the majority are expected to occur over the next three quarters.

2002 AND 2001 J&L AND FSS BUSINESS IMPROVEMENT PROGRAM In the J&L segment for the September 2001 quarter, we recorded a restructuring and asset impairment charge of $1.6 million, including $1.1 million for severance of 20 individuals, $0.3 million for facility closures and $0.2 million for closure of the German operations. In the Full Service Supply (FSS) segment for first quarter of 2001, we recorded a nominal amount of restructuring charges for severance related to five individuals. Total restructuring and asset impairment charges of $2.5 million and $0.6 million were recognized in 2001 for J&L and FSS, respectively.

In 2002, we continued our J&L and FSS business improvement programs initiated in 2001. In the J&L segment during 2002, we recorded restructuring and asset impairment charges of $5.3 million related to the write-down of a portion of the value of a business system, $2.5 million for severance for 81 individuals and $1.7 million related to the closure of 10 satellites and two call centers. In the FSS segment for 2002, we recorded restructuring charges of $0.7 million for severance related to 34 individuals.

All initiatives under this business improvement program have been implemented and completed and all charges have been taken. There were no charges related to this program during the current quarter. The components of the restructuring accrual at September 30, 2002 for this program are as follows (in thousands):

                                                  Accrual at                                         Accrual at
                                                   June 30,        Quarter           Cash          September 30,
                                                     2002          Expense       Expenditures           2002
                                                  ---------      ---------       ------------       ------------
         J&L business improvement program:
             Employment severance                 $     366      $      --        $   (325)          $      41
             Facility closures                          794             --            (267)                527

         FSS business improvement
           program:                                     228             --             (89)                139
                                                  ---------      ---------        ---------          ---------
         Total                                    $   1,388      $      --        $   (681)          $     707
                                                  =========      =========        =========          =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

The restructuring accrual at September 30, 2002 represents future cash payments for these obligations, of which the majority are expected to occur over the next three quarters.

2001 CORE-BUSINESS RESIZE PROGRAM In 2001, we took actions to reduce our salaried workforce in response to the weakened U.S. manufacturing sector. As a result of implementing this core-business resize program, we recorded a restructuring charge of $4.6 million, related to severance for 209 individuals. All initiatives under these programs have been implemented. The restructuring accrual at September 30, 2002 of $0.3 million represents projected payments, the majority of which are expected to occur over the next three quarters.

2000 RESTRUCTURING PROGRAM In 2000, we announced plans to close, consolidate or downsize several plants, warehouses and offices, and associated workforce reductions as part of our overall plan to increase asset utilization and financial performance, and to reposition ourselves to become the premier tooling solutions supplier. The components of the charges were $4.8 million for asset impairment charges, $7.4 million for employee severance, $6.3 million for facility rationalizations and $0.1 million for product rationalization. As of September 30, 2002, $0.1 million remains accrued for facility rationalizations and is expected to be paid within the three quarters. An adjustment of $0.2 million to reduce the original amounts accrued was recognized during the current quarter.

We continue to review our business strategies and pursue other cost-reduction activities in all business segments, some of which could result in future charges.

INTEREST EXPENSE
----------------

Interest expense for the September 2002 quarter declined nine percent to $8.5 million from $9.4 million a year ago. This decrease was primarily due to the lower average level of borrowings during the first two months of the current quarter prior to the additional borrowings of $185.3 million incurred in late August to fund the Widia acquisition. This lower debt level, prior to the Widia borrowings, was primarily associated with the stock offering in June 2002 of 3.5 million shares of our capital stock, which yielded proceeds of $120.6 million. Our average U.S. borrowing rate of 5.57 percent was level with that of a year ago.

OTHER EXPENSE (INCOME), NET
---------------------------

Other expense for the three months ended September 30, 2002 and 2001 included fees of $0.5 million and $0.9 million, respectively, incurred in connection with the accounts receivable securitization program. The decline in these fees is due to lower interest rates in the commercial paper market. Other income for the September 2001 quarter included a gain of $0.8 million from the sale of miscellaneous underutilized assets. The remainder of the increase from 2001 is due to increased foreign exchange losses.

INCOME TAXES
------------

The effective tax rate was 32.0 percent for both the September 2002 quarter and for the year-ago quarter. Management is currently evaluating the impact of the Widia acquisition on our effective tax rate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

CHANGE IN ACCOUNTING PRINCIPLE
------------------------------

We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective July 1, 2001, which establishes new accounting and reporting requirements for goodwill and other intangible assets, including new measurement techniques for evaluating the recoverability of such assets. Under SFAS No. 142, all goodwill amortization ceased effective July 1, 2001. Material amounts of recorded goodwill attributable to each of our reporting units, including those affected by the restructuring program announced in November 2001, were tested for impairment by comparing the fair value of each reporting unit with its carrying value. As a result of the adoption of this rule, we recorded a non-cash, net of tax charge of $250.4 million, or $7.97 per diluted share specific to the electronics (AMSG segment - $82.1 million) and the industrial product group (MSSG segment - $168.3 million) businesses, which were acquired in 1998 as part of the acquisition of Greenfield Industries. The fair values of these reporting units were determined using a combination of discounted cash flow analysis and market multiples based upon historical and projected financial information. Under SFAS No. 142, the impairment adjustment recognized at adoption of this standard was reflected as a cumulative effect of a change in accounting principle, effective July 1, 2001.

NET INCOME
----------

Net income for the quarter ended September 30, 2002 was $10.8 million, or $0.31 per diluted share, compared to a net loss of $238.0 million, or $7.57 per diluted share, in the same quarter last year. Excluding special charges in each quarter, net income was $11.2 million, or $0.32 per diluted share, in the September 2002 quarter, compared to net income of $13.5 million, or $0.43 per diluted share, in the September 2001 quarter. The decline in earnings is attributable to lower sales levels and margins, partially offset by lower operating expense and interest costs.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

The following table provides a comparison of our reported results, and the results excluding special charges for 2003 and 2002. The results for the current quarter ended September 30, 2002 include the results of the acquired Widia entities subsequent to the acquisition date of August 30, 2002.

QUARTER ENDED SEPTEMBER 30,
(in thousands)

                                                                                                       Diluted
                                                     Gross         Operating         Net Income     Earnings/(Loss)
                                                    Profit       Income (Loss)        / (Loss)        Per Share
                                                    ------       -------------        --------        ---------

2002 Reported Results                           $     130,969    $      25,501     $      10,829     $       0.31
    AMSG Restructuring                                     --             (181)             (123)              --
    Widia Integration Costs                                --              711               483             0.01
                                                -------------    -------------     -------------     ------------
2002 Results Excluding Special Charges          $     130,969    $      26,031     $      11,189     $       0.32
                                                =============    =============     =============     ============

2001 Reported Results                           $     129,839    $      27,694     $    (237,962)    $      (7.57)
    MSSG Restructuring                                     --              (10)               (7)              --
    MSSG (Adoption of SFAS 142)                            --               --           168,314             5.36
    AMSG (Adoption of SFAS 142)                            --               --            82,092             2.61
    J&L Restructuring                                      --            1,618             1,098             0.03
    FSS Restructuring                                      --              (30)              (19)              --
                                                -------------    -------------     -------------     ------------
2001 Results Excluding Special Charges          $     129,839    $      29,272     $      13,516     $       0.43
                                                =============    =============     =============     ============



SUBSEQUENT EVENT
----------------

On October 23, 2002, we announced a global salaried workforce reduction of five percent. The reduction is expected to cost between $9 million and $10 million, and is expected to generate in excess of $10 million in cash savings during the remainder of fiscal 2003.

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

METALWORKING SOLUTIONS & SERVICES GROUP
---------------------------------------

                                         Three Months Ended
                                             September 30,
                                     ----------------------------
                                       2002                2001
                                       ----                ----
         External sales              $ 245,502          $ 222,957
         Intersegment sales             25,979             31,733
         Operating income               24,315             24,671

MSSG sales increased seven percent compared to the September 2001 quarter, excluding favorable foreign exchange effects of three percent due to the weaker U.S. dollar. Most of this increase was associated with the Widia acquisition with the acquired entities contributing $21.5 million in net sales since their acquisition date of August 30, 2002. In North America and Europe (excluding Widia), sales were down seven percent and six percent, respectively, while Asia (also excluding Widia) was up thirteen percent, all in local currency. The automotive markets remained strong in North America while the industrial markets, particularly aerospace and light engineering, remain below prior-year levels. In Europe, heavy engineering has shown signs of relative strength. Product pricing continues to be an issue with significant pressure experienced in both the North American and European markets.

Operating income of $24.3 million compared to $24.7 million last year was flat year-over-year despite the additional sales. This was due primarily to lower sales in the profitable North American markets, offset in part by the Kennametal Lean Enterprise initiatives and on-going cost controls. Included in the current quarter were $0.7 million of special charges associated with the integration of Widia.

ADVANCED MATERIALS SOLUTIONS GROUP
----------------------------------

                                            Three Months Ended
                                               September 30,
                                        ---------------------------
                                            2002             2001
                                            ----             ----
         External sales                 $ 79,317          $  83,005
         Intersegment sales                6,890              6,206
         Operating income                 10,680             10,363

AMSG sales excluding the Carmet acquisition, declined nine percent, from the September 2001 quarter, excluding favorable foreign exchange effects of one percent. Lower demand for products used for oil and gas exploration contributed to the decline. Improved year-over-year sales in the engineered products markets partially mitigated this decrease, on a local currency basis.

Despite the lower sales, operating income was $10.7 million compared to $10.4 million last year due to aggressive cost-cutting measures, including improved manufacturing efficiencies and the benefits derived from the previously-implemented restructuring efforts. Additionally, a favorable effect was realized in the current quarter relative to a $0.2 million adjustment to a restructuring reserve to reduce amounts previously recorded.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

J&L INDUSTRIAL SUPPLY
---------------------

                                             Three Months Ended
                                                 September 30,
                                         ----------------------------
                                             2002               2001
                                             ----               ----
         External sales                  $  48,207          $  59,121
         Intersegment sales                    563                591
         Operating income                    2,164                732

J&L sales declined five percent compared to last year excluding the effects of the Strong Tool divestiture of $8.1 million. The decline in sales is primarily attributable to continued slowness in sales to this segment's related automotive and aerospace customers, although some positive activity was experienced in the automotive market late in the quarter. Operating income was $2.2 million in the September 2002 quarter, compared to $2.4 million in the prior year, excluding special charges in the prior year period. Operating income declined due to the reduced sales volume. J&L operating income for the three months ended September 30, 2001 was reduced by $1.6 million related to restructuring and asset impairment charges.

FULL SERVICE SUPPLY
-------------------

                                                Three Months Ended
                                                   September 30,
                                            ----------------------------
                                                2002               2001
                                                ----               ----
         External sales                     $  31,192          $  41,571
         Intersegment sales                       771                688
         Operating income (loss)                  (19)             1,172

FSS sales decreased 25 percent compared to last year due to the loss of sales associated with the discontinuance of certain customer relationships. Operating income is significantly lower year-over-year due to the inability of the margins contributed by the reduced volume to cover fixed costs. This issue is being remedied through right-sizing efforts under the 2002 and 2001 FSS Business Improvement Program, as described in Note 9 - Restructuring and Asset Impairment Charges, as well as through a continuous program to reduce operating expense. Additionally, new marketing and business development programs are underway to replace the lost sales.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our cash flow from operations is the primary source of financing for capital expenditures and internal growth. During the quarter ended September 30, 2002, we generated $37.8 million in cash flow from operations, an increase of $29.0 million compared to the year-ago quarter. The increase resulted primarily from cash generated by improved working capital levels and a federal income tax refund of $13.1 million.

Net cash used for investing activities was $194.2 million, an increase of $187.1 million compared to the year-ago quarter. The increase is almost entirely due to the net cost paid for Widia of $183.8 million. Additionally, capital expenditures of $10.5 million were incurred during the current quarter. We have projected our capital expenditures for 2003 to be in the range of $60 to $70 million, including Widia, and will be primarily used to support new strategic initiatives, new products and to upgrade machinery and equipment. We believe this level of capital spending is sufficient to maintain competitiveness and improve productivity.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

During fiscal 2003, we also expect to incur $50.0 million to $60.0 million of cash restructuring charges on a pre-tax basis associated with the integration of Widia. We anticipate that cash provided from operating activities will exceed capital expenditures and cash restructuring charges, and debt will be further reduced throughout fiscal 2003. Additionally, Milacron Inc. has calculated and delivered to us a preliminary calculation of the post-closing purchase price adjustment to the Widia acquisition pursuant to which we would receive approximately $12 million in cash. We are currently reviewing this preliminary calculation in accordance with the terms of the stock purchase agreement.

Net cash provided from financing activities was $160.6 million, an increase of $164.7 million compared to the same period last year. This increase is due to the incremental borrowings required to finance the Widia acquisition of $185.3 million, partially offset by debt repayments.

In September 2001, we continued our program to repurchase, from time to time, our outstanding capital stock for investment or other general corporate purposes. During the first quarter of the prior fiscal year, we purchased 375,000 shares of our capital stock at a total cost of $12.4 million. No shares were repurchased during the current quarter. As a result of these repurchases, we had completed our repurchase program announced January 31, 1997 of 1,600,000 shares and brought the total purchased under the authority of the second repurchase program announced in October 2000 to approximately 200,000 shares, of a total 2,000,000 authorized. The repurchases were financed principally by cash from operations and short-term borrowings. Cumulatively, we have repurchased 1,755,900 shares under the authority of these programs. Repurchases may be made from time to time in the open market, in negotiated or other permissible transactions.

FINANCIAL CONDITION
-------------------

Total assets were $1,807.5 million at September 30, 2002, compared to $1,523.6 million at June 30, 2002. Net working capital was $460.5 million, up 22.7 percent from $375.3 million at June 30, 2002. Increases of approximately $236 million and $95 million in total assets (including goodwill) and net working capital, respectively, were associated with the Widia acquisition.

Primary working capital as a percentage of sales (PWC%) at September 30, 2002 was 27.9 percent, level with that reported at June 30, 2002 and up slightly from
27.5 percent at September 30, 2001. Inventory turnover remained at 3.0 at September 30, 2002, compared to 2.9 at June 30, 2002 and 3.0 at September 30, 2001, due to continued initiatives aimed at maintaining favorable inventory turns. The total debt-to-total capital ratio increased to 45.5 percent at September 30, 2002 from 36.2 percent at June 30, 2002, primarily due to the borrowings to fund the Widia acquisition.

NEW ACCOUNTING STANDARDS
------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The adoption of this standard, effective July 1, 2002, had no material impact on the results of our operations or financial position.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121. This statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The provisions of this statement are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this standard effective July 1, 2002, had no material impact on the results of our operations or financial position.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. This statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The provisions of this standard related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. Prospectively, as a result of the adoption of SFAS No. 145, debt extinguishment costs previously classified as extraordinary items will be reclassified.

SFAS No. 146, "Accounting for Exit or Disposal Activities," was issued in July 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 includes (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this statement will be effective for disposal activities initiated after December 31, 2002, with early application encouraged. Additionally, SFAS No. 146 may apply to prospective actions, not yet determined, related to the Widia acquisition.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS
--------------------------

This Form 10-Q contains "forward-looking" statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as "should," "anticipate," "estimate," "approximate," "expect," "may," "will," "project," "intend," "plan," "believe" and other words of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements are likely to relate to, among other things, our goals, plans and projections regarding our financial position, results of operations, cash flows, market position and product development, which are based on current expectations that involve inherent risks and uncertainities, including factors that could delay, divert or change any of them in the next several years. Although it is not possible to predict or identify all factors, they may include the following: global economic conditions; risks associated with integrating and divesting businesses and achieving the expected savings and synergies; demands on management resources; risks associated with international markets such as currency exchange rates, and social and political environments; competition; labor relations; commodity prices; demand for and market acceptance of new and existing products, and risks associated with the implementation of restructuring plans and environmental remediation matters. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

We have experienced certain changes in our exposure to market risk from June 30, 2002.

During the quarter, we recognized a non-cash increase of $19.4 million in our long-term debt associated with our fixed-to-floating interest rate swap agreements. In accordance with the accounting mandated by SFAS No. 133, the recent decline that has occurred in the variable interest rate market has necessitated this favorable mark-to-market adjustment.

Additionally, as a result of the recent acquisition of Widia, we now have an increased exposure to fluctuations in the value of the EURO related to approximately EUR188 million in net assets, including goodwill. As a result of the acquisition, management believes that there now exists a more balanced distribution of investment in the North American and European markets which is subject to both favorable or unfavorable foreign currency fluctuation.


ITEM 4.       CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

Within 90 days before filing this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

                           PART II. OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

At the Annual Meeting of Shareowners on October 22, 2002, our shareowners voted on the election of three directors, the approval of the Kennametal Inc. Stock and Incentive Plan of 2002, and the ratification of the selection of the independent public accountants. Of the 30,441,425 shares present by proxy, the following is the number of shares voted in favor of, abstained or against each matter and the number of shares having authority to vote on each matter but withheld.

     1. With respect to the votes cast for the re-election of three directors whose terms expire in 2005:

                                            For             Withheld          Broker Non-Vote
                                   ------------------------------------------------------------
         Peter B. Bartlett              26,344,110          4,097,315               --
         Kathleen J. Hempel             26,700,276          3,741,149               --
         Markos I. Tambakeras           28,154,956          2,286,469               --


         The following other directors' terms of office continued after the meeting: Richard C. Alberding, Ronald M. DeFeo, A. Peter Held, Aloysius T. McLaughlin, Jr., William R. Newlin and Larry D. Yost.

     2. With respect to the votes cast for the approval of the Kennametal Inc. Stock and Incentive Plan of 2002:

                                                   For           Against           Abstained         Broker Non-Vote
                                               ----------        ---------         ---------         ---------------
         Kennametal Inc. Stock and
         Incentive Plan of 2002                21,519,482        7,279,396           57,863             1,584,684

     3. With respect to the ratification of the selection of the firm of PricewaterhouseCoopers LLP, independent accountants, to audit the financial statements of the company and its subsidiary companies for the fiscal year ending June 30, 2003:

                                             For                Against            Abstained
                                          ---------------------------------------------------

         PricewaterhouseCoopers LLP        27,198,478          3,210,309             32,638

ITEM 5.       OTHER INFORMATION
--------------------------------------------------------------------------------

During the quarterly period covered by this filing, the Audit Committee approved new or recurring engagements of PricewaterhouseCoopers LLP for the following non-audit services: (1) tax compliance and planning; and (2) post closing review services related to the Widia acquisition.

                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)
--------------------------------------------------------------------------------

(a)      Documents filed as part of this Form 10-Q

             (10)   Material Contracts
                    ------------------

                       (10.1)*Kennametal Inc. Stock and Incentive Plan of 2002.
                              Exhibit 99.01 of the October 30, 2002 Form S-8 is incorporated herein by reference.

             (99)   Additional Exhibits
                    -------------------

                       (99.1) Certification Pursuant to 18 U.S.C. Section 1350
                              as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Markos I. Tambakeras, Chief Executive Officer of Kennametal Inc. and F. Nicholas Grasberger III, Chief Financial Officer of Kennametal Inc.

(b)      Reports on Form 8-K

         The following were filed during the quarter ended September 30, 2002:

             Form 8-K for the event dated August 30, 2002, reporting under Item
             2. Acquisition or Disposal of Assets, that the registrant had completed the previously-reported acquisition of the Widia Group from Milacron Inc. for EUR 188 million subject to post-closing adjustments.

             Form 8-K dated September 25, 2002, reporting under Item 9. Regulation FD Disclosure, that the registrant had submitted to the Securities and Exchange Commission the separate sworn statements of its principal executive and financial officers and the certification required of those same officers pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.







------------------------------------------
* Denotes management contract or compensatory plan or arrangement.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            KENNAMETAL INC.



Date:    November 14, 2002             By:  /s/ TIMOTHY A. HIBBARD
                                            ------------------------------------
                                            Timothy A. Hibbard
                                            Corporate Controller and
                                            Chief Accounting Officer

                                 CERTIFICATIONS


I, Markos I. Tambakeras, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kennametal Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                               /s/ MARKOS I.TAMBAKERAS
                                               ------------------------
                                               Markos I. Tambakeras
                                               Chairman, President and
                                               Chief Executive Officer

I, F. Nicholas Grasberger III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kennametal Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                      /s/ F.NICHOLAS GRASBERGER III
                                      -----------------------------
                                      F. Nicholas Grasberger III
                                      Vice President and Chief Financial Officer