Form 10-Q
period 2002-12-31
KENNAMETAL INC
filed 2003-02-14
CIK 55242

================================================================================


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date:

           Title Of Each Class                  Outstanding at January 31, 2003
-----------------------------------------      ---------------------------------
Capital Stock, par value $1.25 per share                   35,208,346


================================================================================

                                 KENNAMETAL INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2002



                                TABLE OF CONTENTS



Item No.                                                                                                       Page
--------                                                                                                       ----
                                               PART I. FINANCIAL INFORMATION
1.   Financial Statements:

     Condensed Consolidated Statements of Income (Unaudited)
     Three and six months ended December 31, 2002 and 2001..................................................      1

     Condensed Consolidated Balance Sheets
     December 31, 2002 (Unaudited) and June 30, 2002........................................................      2

     Condensed Consolidated Statements of Cash Flows (Unaudited)
     Six Months ended December 31, 2002 and 2001............................................................      3

     Notes to Condensed Consolidated Financial Statements (Unaudited).......................................      4

2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..................     14

3.   Quantitative and Qualitative Disclosures about Market Risk.............................................     24

4.   Controls and Procedures................................................................................     24


                                              PART II. OTHER INFORMATION


4.   Submission of Matters to a Vote of Security Holders....................................................     25

5.   Other Information......................................................................................     25

6.   Exhibits and Reports on Form 8-K.......................................................................     25

     Signatures.............................................................................................     26

     Certifications.........................................................................................     27

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands, except per share data)

                                                                 Three Months Ended              Six Months Ended
                                                                    December 31,                   December 31,
                                                            --------------------------      --------------------------
                                                               2002            2001            2002            2001
                                                            ----------      ----------      ----------      ----------
OPERATIONS
Net sales                                                   $  431,731      $  380,338      $  835,949      $  786,992
Cost of goods sold                                             294,248         263,873         567,497         540,688
                                                            ----------      ----------      ----------      ----------
Gross profit                                                   137,483         116,465         268,452         246,304
Operating expense                                              115,677          93,139         220,512         193,016
Restructuring and asset impairment charge                        8,561          17,128           8,380          18,706
Amortization of intangibles                                      1,300             689           2,114           1,379
                                                            ----------      ----------      ----------      ----------
Operating income                                                11,945           5,509          37,446          33,203
Interest expense                                                 9,594           8,290          18,079          17,655
Other (income) expense, net                                     (1,721)            105          (1,127)           (165)
                                                            ----------      ----------      ----------      ----------
Income (loss) before provision for income taxes
  and minority interest                                          4,072          (2,886)         20,494          15,713
Provision for income taxes                                         893            (923)          6,148           5,029
Minority interest                                                  709             497           1,047             701
                                                            ----------      ----------      ----------      ----------
Income (loss) before cumulative effect of change
   in accounting principle                                       2,470          (2,460)         13,299           9,983
Cumulative effect of change in accounting
    principle, net of tax of $2,389                                 --              --              --        (250,406)
                                                            ----------      ----------      ----------      ----------
Net income (loss)                                           $    2,470      $   (2,460)     $   13,299      $ (240,423)
                                                            ==========      ==========      ==========      ==========

PER SHARE DATA
Basic earnings (loss) per share before cumulative
    effect of change in accounting principle                $     0.07      $    (0.08)     $     0.38      $     0.32
Cumulative effect of change in accounting
   principle per share                                              --              --              --           (8.09)
                                                            ----------      ----------      ----------      ----------
Basic earnings (loss) per share                             $     0.07      $    (0.08)     $     0.38      $    (7.77)
                                                            ==========      ==========      ==========      ==========

Diluted earnings (loss) per share before cumulative
    effect of change in accounting principle                $     0.07      $    (0.08)     $     0.38      $     0.32
Cumulative effect of change in accounting
   principle per share                                              --              --              --           (7.98)
                                                            ----------      ----------      ----------      ----------
Diluted earnings (loss) per share                           $     0.07      $    (0.08)     $     0.38      $    (7.66)
                                                            ==========      ==========      ==========      ==========

Dividends per share                                         $     0.17      $     0.17      $     0.34      $     0.34
                                                            ==========      ==========      ==========      ==========

Basic weighted average shares outstanding                       35,126          30,926          35,086          30,958
                                                            ==========      ==========      ==========      ==========

Diluted weighted average shares outstanding                     35,414          30,926          35,379          31,405
                                                            ==========      ==========      ==========      ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(in thousands)

                                                                        December 31,        June 30,
                                                                            2002              2002
                                                                        ------------      ------------
                                                                         (Unaudited)
ASSETS
Current assets:
   Cash and equivalents                                                 $     18,155      $     10,385
   Marketable equity securities available-for-sale                             8,232            10,728
   Accounts receivable, less allowance for
     doubtful accounts of $24,714 and $12,671                                199,261           179,101
   Inventories                                                               403,530           345,076
   Deferred income taxes                                                      80,204            71,375
   Other current assets                                                       45,636            20,719
                                                                        ------------      ------------
Total current assets                                                         755,018           637,384
                                                                        ------------      ------------

Property, plant and equipment:
   Land and buildings                                                        245,635           227,539
   Machinery and equipment                                                   917,491           847,196
   Less accumulated depreciation                                            (683,060)         (639,619)
                                                                        ------------      ------------
Net property, plant and equipment                                            480,066           435,116
                                                                        ------------      ------------

Other assets:
   Investments in affiliated companies                                        12,276            11,681
   Intangible assets, less accumulated amortization
     of $77,689 and $75,390                                                  478,060           367,992
   Other                                                                      92,661            71,438
                                                                        ------------      ------------
Total other assets                                                           582,997           451,111
                                                                        ------------      ------------
Total assets                                                            $  1,818,081      $  1,523,611
                                                                        ============      ============

LIABILITIES
Current liabilities:
   Current maturities of long-term debt and capital leases              $      2,816      $     16,554
   Notes payable to banks                                                     14,775             6,926
   Accounts payable                                                           92,114           101,586
   Accrued income taxes                                                       12,356             4,066
   Accrued vacation pay                                                       31,118            28,190
   Accrued payroll                                                            28,594            22,696
   Other current liabilities                                                  99,658            82,082
                                                                        ------------      ------------
Total current liabilities                                                    281,431           262,100
                                                                        ------------      ------------
Long-term debt and capital leases, less current maturities                   599,425           387,887
Deferred income taxes                                                         46,801            52,570
Pension and other post-employment benefits                                   124,909            87,027
Other liabilities                                                             10,192             9,394
                                                                        ------------      ------------
Total liabilities                                                          1,062,758           798,978
                                                                        ------------      ------------
Minority interest in consolidated subsidiaries                                17,594            10,671
                                                                        ------------      ------------

SHAREOWNERS' EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued               --                --
Capital stock, $1.25 par value; 70,000 shares authorized;
   37,458 and 37,383 shares issued                                            46,822            46,729
Additional paid-in capital                                                   499,672           491,263
Retained earnings                                                            308,441           307,631
Treasury shares, at cost; 2,302 and 2,573 shares held                        (68,922)          (72,026)
Unearned compensation                                                         (9,487)           (4,856)
Accumulated other comprehensive loss                                         (38,797)          (54,779)
                                                                        ------------      ------------
Total shareowners' equity                                                    737,729           713,962
                                                                        ------------      ------------
Total liabilities and shareowners' equity                               $  1,818,081      $  1,523,611
                                                                        ============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands)

                                                                            Six Months Ended
                                                                              December 31,
                                                                       --------------------------
                                                                          2002            2001
                                                                       ----------      ----------
OPERATING ACTIVITIES
Net income (loss)                                                      $   13,299      $ (240,423)
Adjustments for non-cash items:
   Depreciation                                                            37,866          35,924
   Amortization                                                             2,114           1,379
   Restructuring and asset impairment charges                                (181)         12,526
   Cumulative effect of change in accounting principle, net of tax             --         250,406
   Stock-based compensation expense                                         4,189           6,057
   Other                                                                    2,328            (362)
Changes in certain assets and liabilities (excluding acquisitions)
   Accounts receivable                                                     26,811          57,511
   Accounts receivable securitization                                       4,100         (12,200)
   Inventories                                                             13,500           7,913
   Accounts payable and accrued liabilities                               (33,680)        (25,866)
   Other                                                                    5,065         (21,884)
                                                                       ----------      ----------
Net cash flow provided by operating activities                             75,411          70,981
                                                                       ----------      ----------

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                (22,011)        (20,114)
Disposals of property, plant and equipment                                    843           3,525
Acquisition, net of cash                                                 (184,936)             --
Purchase of subsidiary stock                                               (6,426)             --
Other                                                                         865          (6,356)
                                                                       ----------      ----------
Net cash flow used for investing activities                              (211,665)        (22,945)
                                                                       ----------      ----------

FINANCING ACTIVITIES
Net decrease in notes payable                                             (10,318)        (19,134)
Net decrease in revolver and other lines of credit                        (21,700)        (16,122)
Term debt borrowings                                                      186,807              81
Term debt repayments                                                       (3,053)           (585)
Purchase of treasury stock                                                     --         (12,417)
Dividend reinvestment and employee benefit and stock plans                  2,530           9,237
Cash dividends paid to shareowners                                        (12,489)        (10,814)
Other                                                                        (514)           (665)
                                                                       ----------      ----------
Net cash flow provided (used) for financing activities                    141,263         (50,419)
                                                                       ----------      ----------

Effect of exchange rate changes on cash and equivalents                     2,761            (143)
                                                                       ----------      ----------

CASH AND EQUIVALENTS
Net increase (decrease) in cash and equivalents                             7,770          (2,526)
Cash and equivalents, beginning of year                                    10,385          12,940
                                                                       ----------      ----------
Cash and equivalents, end of period                                    $   18,155      $   10,414
                                                                       ==========      ==========

SUPPLEMENTAL DISCLOSURES
Interest paid                                                          $   16,499      $   17,300
Income taxes (refunded) paid                                               (1,831)         22,572
Increase in fair value of interest rate swap                               18,822              --
Businesses acquired:
     Fair value of assets acquired                                        283,403              --
     Liabilities assumed                                                  112,059              --

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

2.   BASIS OF PRESENTATION

     The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with the Notes to Consolidated Financial Statements included in our 2002 Annual Report. The condensed consolidated balance sheet as of June 30, 2002 was derived from the audited balance sheet included in our 2002 Annual Report. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair presentation were made and all adjustments are normal, recurring adjustments. The results for the six months ended December 31, 2002 and 2001 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a "year" is to a fiscal year ended June 30. When used in this Form 10-Q, unless the context requires otherwise, the terms "we," "our" and "us" refer to Kennametal Inc. and its subsidiaries. We reclassified certain amounts in the prior years' consolidated financial statements to conform with the current year presentation.

3.   ACQUISITIONS

     On August 30, 2002, we purchased the Widia Group (Widia) in Europe and India from Milacron Inc. for EUR188 million ($185.3 million) subject to a purchase price adjustment based on the change in net assets of Widia from December 31, 2001 to the closing date. The total purchase price of $186.1 million includes the actual purchase price of $185.3 million plus $5.1 million of direct acquisition costs ($1.2 million paid in fiscal year 2002 and $3.9 million paid during the six month period ended December 31, 2002) less $4.3 million of acquired cash. We financed the acquisition with funds borrowed under our new three-year, multi-currency, revolving credit facility which we entered into on June 27, 2002 with a group of financial institutions. The acquisition of Widia improves our global competitiveness, strengthens our European position and represents a strong platform for increased penetration in Asia. Widia's operating results have been included in our consolidated results for the second quarter and first half of fiscal 2003 since the acquisition date of August 30, 2002. As further discussed in
     Note 12, Kennametal has signed a settlement agreement with respect to the calculation of the post-closing purchase price adjustment.

     In accordance with SFAS No. 141, "Business Combinations", we accounted for the acquisition using the purchase method of accounting. Accordingly, the preliminary purchase price allocations have been made based upon an estimated fair value of net assets acquired resulting in the initial recognition of approximately $62 million of goodwill and $36 million of other intangibles. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" the goodwill will not be amortized but will instead be subject to an annual impairment test. The preliminary purchase price allocations are subject to adjustment and may be modified within one year from the acquisition when additional information concerning asset and liability valuations are obtained. Subsequent changes are not expected to have a material effect on our consolidated financial position.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     The unaudited pro forma consolidated financial data presented below gives effect to the Widia acquisition as if it had occurred as of the beginning of each period presented. The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable, including additional interest expense and amortization that resulted from the transaction, net of any applicable income tax effects. The unaudited pro forma consolidated financial data is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated on the date indicated, nor are they indicative of future operating results. Except for actions actually taken as of and since the close of the transaction and for which any related impact would be included in the actual results through the period end, anticipated cost savings have not been reflected in this pro forma presentation. The unaudited pro forma consolidated financial data should be read in conjunction with the historical consolidated financial statements and accompanying notes.

                                                                         Three Months Ended              Six Months Ended
         Pro Forma Consolidated Financial Data                              December 31,                   December 31,
         -------------------------------------                       --------------------------     -------------------------
                                                                        2002            2001          2002           2001
                                                                     -----------     ----------     ---------    ------------
         Net sales                                                   $   431,731     $  439,350     $ 871,343    $    901,526
         Income (loss) before cumulative effect of
            change in accounting principle                                 2,470         (5,571)        8,658           6,243
         Net income (loss)                                                 2,470         (5,571)        8,658        (244,163)
         Basic earnings (loss) per share before cumulative
            effect of change in accounting principle                        0.07          (0.18)         0.25            0.20
         Basic earnings (loss) per share                                    0.07          (0.18)         0.25           (7.89)
         Diluted earnings (loss) per share before cumulative
            effect of change in accounting principle                        0.07          (0.18)         0.24            0.20
         Diluted earnings (loss) per share                                  0.07          (0.18)         0.24           (7.77)

     Additionally, during the first quarter of the current year, we acquired the remaining nine percent minority interest of our subsidiary in Poland for total consideration of $0.2 million. This subsidiary is now wholly-owned by Kennametal. During the second quarter of the current year, we acquired an additional one percent ownership interest from minority shareowners of our subsidiary in Germany bringing our ownership to 99.2 percent for a total consideration of $3.9 million. An additional payment of $2.3 million was made during the second quarter related to minority shareowners that sold their shares in the prior year. Total goodwill resulting from these transactions is $5.2 million.

4.   INVENTORIES

     Inventories are stated at the lower of cost or market. We use the last-in, first-out (LIFO) method for determining the cost of a significant portion of our U.S. inventories. The cost for the remainder of our inventories is determined under the first-in, first-out (FIFO) or average cost methods. We used the LIFO method of valuing inventories for approximately 42 and 49 percent of total inventories at December 31, 2002 and June 30, 2002, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     Inventories as of the balance sheet dates consisted of the following (in thousands):

                                                          December 31,            June 30,
                                                              2002                  2002
                                                          ------------          ------------
         Finished goods                                   $    295,777          $    260,783
         Work in process and powder blends                     105,544                91,871
         Raw materials and supplies                             34,771                34,452
                                                          ------------          ------------
         Inventory at current cost                             436,092               387,106
         Less:  LIFO valuation                                 (32,562)              (42,030)
                                                          ------------          ------------
         Total inventories                                $    403,530          $    345,076
                                                          ============          ============

5.   ENVIRONMENTAL MATTERS

     We are involved in various environmental cleanup and remediation activities at several of our manufacturing facilities. In addition, we are currently named as a potentially responsible party (PRP) at the Li Tungsten Superfund site in Glen Cove, New York. In December 1999, we recorded a remediation reserve of $3.0 million with respect to our involvement in these matters, which was recorded as a component of operating expense. This represents our best estimate of the undiscounted future obligation based on our evaluations and discussions with outside counsel and independent consultants, and the current facts and circumstances related to these matters. We recorded this liability because certain events occurred, including the identification of other PRPs, an assessment of potential remediation solutions and direction from the government for the remedial action plan that clarified our level of involvement in these matters and our relationship to other PRPs. This led us to conclude that it was probable a liability had been incurred. At December 31, 2002, we have an accrual of $2.8 million remaining relative to this environmental issue. No cash payments have been made nor additional charges incurred against this reserve during the current quarter and six months ended December 31, 2002.

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

     Additionally, we also maintain reserves for other potential environmental issues associated with our Greenfield operations and a location operated by our German subsidiary. At December 31, 2002, the total of these accruals was $1.5 million and represents anticipated costs associated with the remediation of these issues. No cash payments have been made against this reserve during the quarter.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

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

     For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised stock options by 287,701 for the three months ended December 31, 2002 and 292,918 and 446,791 for the six months ended December 31, 2002 and 2001, respectively. For the three months ended December 31, 2001, the effect of unexercised stock options is anti-dilutive and accordingly is excluded from the diluted loss per share calculation. Unexercised stock options to purchase our capital stock of 1.7 million and 1.2 million shares for the three months ended December 31, 2002 and 2001, respectively, and
     1.7 million and 1.1 million for the six months ended December 31, 2002 and 2001, respectively, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the respective period.

7.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) for the three and six months ended December 31, 2002 and 2001 is as follows (in thousands):

                                                           Three Months Ended               Six Months Ended
                                                              December 31,                    December 31,
                                                       --------------------------      --------------------------
                                                          2002            2001            2002            2001
                                                       ----------      ----------      ----------      ----------
Income (loss) before cumulative effect of change
  in accounting principle                              $    2,470      $   (2,460)     $   13,299      $    9,983
Cumulative effect of change in accounting
  principle, net of tax                                        --              --              --        (250,406)
Unrealized gain (loss) on derivatives designated
  and qualified as cash flow hedges, net of tax            (2,122)          1,044            (680)           (489)
Reclassification of unrealized gain (loss)
  on matured derivatives, net of tax                        1,267            (414)          1,345          (1,050)
Unrealized loss on marketable equity securities
  available-for-sale, net of tax                             (654)           (341)         (1,243)         (2,626)
Minimum pension liability adjustment, net of tax             (161)            127            (151)           (154)
Foreign currency translation adjustments                   19,219          (1,417)         16,711           3,835
                                                       ----------      ----------      ----------      ----------
Comprehensive income (loss)                            $   20,019      $   (3,461)     $   29,281      $ (240,907)
                                                       ==========      ==========      ==========      ==========

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     The components of accumulated other comprehensive after-tax loss consist of the following (in thousands):


                                                                          December 31, 2002
                                                           -------------------------------------------------
                                                             Pre-tax              Tax            After-Tax
                                                           -----------        -----------       ------------
         Unrealized loss on marketable equity
            securities available-for-sale                  $    (2,795)       $    (1,062)      $     (1,733)
         Unrealized loss on derivatives designated and
            qualified as cash flow hedges                       (8,276)            (3,145)            (5,131)
         Minimum pension liability adjustment                   (7,439)            (2,823)            (4,616)
         Foreign currency translation adjustments              (35,192)            (7,875)           (27,317)
                                                           -----------        -----------       ------------
                 Total                                     $   (53,702)       $   (14,905)      $    (38,797)
                                                           ===========        ===========       ============


                                                                             June 30, 2002
                                                           -------------------------------------------------
                                                             Pre-tax              Tax            After-Tax
                                                           -----------        -----------       ------------
         Unrealized loss on marketable equity
            securities available-for-sale                  $      (791)       $      (301)      $       (490)
         Unrealized loss on derivatives designated and
            qualified as cash flow hedges                       (9,339)            (3,543)            (5,796)
         Minimum pension liability adjustment                   (7,195)            (2,730)            (4,465)
         Foreign currency translation adjustments              (47,520)            (3,492)           (44,028)
                                                           -----------        -----------       ------------
                 Total                                     $   (64,845)       $   (10,066)      $    (54,779)
                                                           ===========        ===========       ============

8.   GOODWILL AND OTHER INTANGIBLE ASSETS

     The carrying amount of goodwill attributable to each segment at December 31, 2002 and June 30, 2002 is as follows (in thousands):

                                                                  December 31,                   June 30,
                                                                      2002                          2002
                                                                  ------------                  -----------
                    MSSG                                          $    221,058                  $   147,157
                    AMSG                                               166,592                      167,542
                    J&L Industrial Supply                               39,649                       39,649
                    Full Service Supply                                  4,707                        4,707
                                                                  ------------                  -----------
                    Total                                         $    432,006                  $   359,055
                                                                  ============                  ===========

     The increase in the goodwill carried by the Metalworking Solutions and Services Group (MSSG) is associated with the acquisition of Widia and the acquisition of outstanding minority interests of our subsidiaries in Germany and Poland.

     Material amounts of recorded goodwill attributable to each of our reporting units were tested for impairment during 2002 by comparing the fair value of each reporting unit with its carrying value. This testing resulted in a 2002 non-cash, net of tax, charge of $250.4 million, specific to the electronics (Advanced Materials Solutions Group (AMSG) segment - $82.1 million) and the industrial product group (MSSG segment - $168.3 million) businesses, which were acquired in 1998 as part of the acquisition of Greenfield Industries. The initial phase of the impairment tests were performed within six months of adoption of SFAS No. 142, or June 30, 2002, and are required at least annually thereafter. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during the June quarter of each fiscal year, in connection with our annual budgeting process.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


     The components of our other intangible assets are as follows (in thousands), the remaining lives of which range from one to fifteen years.

                                                     December 31, 2002                          June 30, 2002
                                            ----------------------------------        --------------------------------
                                            Gross Carrying        Accumulated         Gross Carrying      Accumulated
                                                Amount            Amortization            Amount          Amortization
                                            --------------        ------------        --------------      ------------
         Contract based prior to
             the acquisition date           $       12,149         $   (10,585)       $       11,910      $     (9,488)
         Estimated intangibles
             associated with Widia                  38,816                (840)                   --                --
         Technology based and other                  3,374              (2,606)                3,374            (2,423)
         Intangible pension asset                    5,746                  --                 5,564                --
                                            --------------        ------------        --------------      ------------
         Total                              $       60,085        $    (14,031)       $       20,848      $    (11,911)
                                            ==============        ============        ==============      ============

9.   RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

     2003 WORKFORCE RESTRUCTURING PROGRAM In October 2002, we announced a global salaried workforce reduction of five percent. The reduction is expected to cost between $9 million and $10 million. The components of the restructuring accrual at December 31, 2002 for this program are as follows (in thousands):

                                                      Accrual                                           Accrual at
                                                    at June 30,                          Cash          December 31,
                                                        2002           Expense       Expenditures          2002
                                                    -----------      -----------     ------------      ------------
        Employee severance                          $        --      $     6,413     $     (1,756)     $      4,657
                                                    -----------      -----------     ------------      ------------
        Total                                       $        --      $     6,413     $     (1,756)     $      4,657
                                                    ===========      ===========     ============      ============

     The restructuring accrual at December 31, 2002 represents expected future cash payments for these obligations.

     WIDIA INTEGRATION In connection with the integration of Widia, we have implemented two integration programs (Kennametal Integration Restructuring Program and Widia Integration) which together are expected to result in a global headcount reduction of between 650 and 700 positions, approximately 80% of which is expected to be completed in 2003. We will also close four manufacturing facilities and two warehouses.

        KENNAMETAL INTEGRATION RESTRUCTURING PROGRAM In connection with the integration of Widia, we have implemented an integration restructuring program. This program will include both employee severance and facility rationalization costs associated with existing Kennametal facilities.

        The components of the restructuring accrual at December 31, 2002 for this program are as follows (in thousands):

                                                      Accrual                                           Accrual at
                                                    at June 30,                          Cash          December 31,
                                                        2002           Expense       Expenditures          2002
                                                    -----------      -----------     ------------      ------------
        Employee severance                          $        --      $     2,133     $        (45)     $      2,088
                                                    -----------      -----------     ------------      ------------
        Total                                       $        --      $     2,133     $        (45)     $      2,088
                                                    ===========      ===========     ============      ============


        The restructuring accrual at December 31, 2002 represents future cash payments for these obligations.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

        WIDIA INTEGRATION PLAN In connection with the acquisition, we have established a Widia integration plan that will consolidate certain Widia and Kennametal operations and functions. This integration plan is to establish centers of excellence in functional areas and enable long-term growth and competitive advantages. Certain costs that are incurred under this plan will be accounted for under EITF 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination." As a result, certain costs associated with the Widia Integration Plan will be recorded under purchase accounting. During the second quarter we recorded a liability of $2.7 million and made cash payments of $1.9 million.

     WIDIA RESTRUCTURING In connection with our acquisition of Widia, we assumed $2.4 million of restructuring accruals related to restructuring programs initiated by Widia prior to the acquisition date. These programs, initiated in December 2001, relate to the severance of 156 European employees in both production and administration. The accrual balance at December 31, 2002 of $1.5 million represents a decrease of $0.9 million related to cash payments made during the quarter.

     2002 AMSG AND MSSG RESTRUCTURING In November 2001, we announced a restructuring program whereby we expected to recognize special charges of $15 to $20 million, including period costs, for the closure of three manufacturing locations and the relocation of the production of a certain product line to another plant, and associated workforce reductions. This was done in response to continued steep declines in the end market demand in the electronics and industrial products groups businesses. Additionally, we implemented other worldwide workforce reductions and facility closures in these segments in reaction to the declines in our end markets. All initiatives under this program have been implemented and all charges have been taken. Total restructuring and asset impairment charges of $17.3 million were recognized in 2002 and $2.5 million were recognized as a component of cost of goods sold in 2002.

     We implemented the measures associated with the closing and consolidation of the AMSG electronics facility in Chicago, IL, and MSSG industrial product group's Pine Bluff, AR, and Monticello, IN locations, the production of a particular line of products in Rogers, AR and several customer service centers. The components of the restructuring accrual at December 31, 2002 for this program are as follows (in thousands):



                                              Accrual                                                          Accrual at
                                            at June 30,                      Expense            Cash          December 31,
                                                2002          Expense       Adjustment      Expenditures          2002
                                            -----------     -----------     ----------      ------------      ------------
      Facility rationalizations             $     2,977     $        15     $     (110)     $     (1,519)     $      1,363
      Employee severance                          1,220             110             --              (980)              350
                                            -----------     -----------     ----------      ------------      ------------
      Total                                 $     4,197     $       125     $     (110)     $     (2,499)     $      1,713
                                            ===========     ===========     ==========      ============      ============

     The restructuring accrual at December 31, 2002 represents future cash payments for these obligations, of which the majority are expected to occur over the next two quarters.

     2002 AND 2001 J&L AND FSS BUSINESS IMPROVEMENT PROGRAM In the J&L segment for the September 2001 quarter, we recorded a restructuring and asset impairment charge of $1.6 million, including $1.1 million for severance of 20 individuals, $0.3 million for facility closures and $0.2 million for closure of the German operations. In the Full Service Supply (FSS) segment for the first quarter of 2001, we recorded a nominal restructuring charge for severance related to five individuals. Total restructuring and asset impairment charges of $2.5 million and $0.6 million were recognized in 2001 for J&L and FSS, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

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

     All initiatives under this business improvement program have been implemented and all charges have been taken. There were no charges related to this program during the current quarter. The components of the restructuring accrual at December 31, 2002, for this program are as follows (in thousands):

                                                  Accrual at                                          Accrual at
                                                   June 30,                          Cash            December 31,
                                                     2002         Expense         Expenditures           2002
                                                  ----------     ---------        ------------       ------------
         J&L business improvement program:
             Employment severance                 $     366      $      --        $       (366)      $         --
             Facility closures                          794             --                (740)                54

         FSS business improvement
           program:                                     228             --                (147)                81
                                                  ---------      ---------        ------------       ------------
         Total                                    $   1,388      $      --        $     (1,253)      $        135
                                                  =========      =========        ============       ============

     The restructuring accrual at December 31, 2002 represents future cash payments for these obligations, of which the majority are expected to occur over the next quarter.

     2001 CORE-BUSINESS RESIZE PROGRAM In 2001, we took actions to reduce our salaried workforce in response to the weakened U.S. manufacturing sector. As a result of implementing this core-business resize program, we recorded a restructuring charge of $4.6 million, related to severance for 209 individuals. All initiatives under these programs have been implemented. The restructuring accrual at December 31, 2002 of $0.2 million represents projected payments, the majority of which are expected to occur over the next two quarters.

     2000 RESTRUCTURING PROGRAM In 2000, we announced plans to close, consolidate or downsize several plants, warehouses and offices, and associated workforce reductions as part of our overall plan to increase asset utilization and financial performance, and to reposition ourselves to become the premier tooling solutions supplier. The components of the charges were $4.8 million for asset impairment charges, $7.4 million for employee severance, $6.3 million for facility rationalizations and $0.1 million for product rationalization. As of December 31, 2002, $0.1 million remains accrued for facility rationalizations and is expected to be paid within the next two quarters.

     We continue to review our business strategies and pursue other cost-reduction activities in all business segments, some of which could result in future charges.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

10.  SEGMENT DATA

     We operate four global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG), J&L Industrial Supply (J&L) and Full Service Supply (FSS), and corporate functional shared services. Our external sales, intersegment sales and operating income by segment for the three and six months ended December 31, 2002 and 2001 are as follows (in thousands):

                                        Three Months Ended              Six Months Ended
                                          December 31,                    December 31,
                                   --------------------------      --------------------------
                                      2002            2001            2002            2001
                                   ----------      ----------      ----------      ----------
External sales:
    MSSG                           $  280,646      $  218,078      $  526,148      $  441,035
    AMSG                               72,682          71,614         151,999         154,619
    J&L                                48,076          56,003          96,283         115,124
    FSS                                30,327          34,643          61,519          76,214
                                   ----------      ----------      ----------      ----------
Total external sales               $  431,731      $  380,338      $  835,949      $  786,992
                                   ==========      ==========      ==========      ==========

Intersegment sales:
    MSSG                           $   26,491      $   25,876      $   52,470      $   57,609
    AMSG                                7,616           5,874          14,506          12,080
    J&L                                   488             478           1,051           1,069
    FSS                                   761             668           1,532           1,356
                                   ----------      ----------      ----------      ----------
Total intersegment sales           $   35,356      $   32,896      $   69,559      $   72,114
                                   ==========      ==========      ==========      ==========

Total sales:
    MSSG                           $  307,137      $  243,954      $  578,618      $  498,644
    AMSG                               80,298          77,488         166,505         166,699
    J&L                                48,564          56,481          97,334         116,193
    FSS                                31,088          35,311          63,051          77,570
                                   ----------      ----------      ----------      ----------
Total sales                        $  467,087      $  413,234      $  905,508      $  859,106
                                   ==========      ==========      ==========      ==========

Operating income (loss):
    MSSG                           $   18,017      $   17,410      $   42,332      $   42,081
    AMSG                                5,716            (652)         16,396           9,711
    J&L                                 1,722          (3,665)          3,886          (2,933)
    FSS                                  (332)            247            (351)          1,419
    Corporate and eliminations        (13,178)         (7,831)        (24,817)        (17,075)
                                   ----------      ----------      ----------      ----------
Total operating income             $   11,945      $    5,509      $   37,446      $   33,203
                                   ==========      ==========      ==========      ==========

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

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

     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. This statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The provisions of this standard related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. Prospectively, as a result of the adoption of SFAS No. 145, debt extinguishment costs previously classified as extraordinary items will be reclassified as interest expense.

     SFAS No. 146, "Accounting for Exit or Disposal Activities," was issued in July 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 includes (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this statement will be effective for disposal activities initiated after December 31, 2002, with early application encouraged. Management is currently assessing the details of the standard and is preparing a plan of implementation.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. Management is currently assessing the details of the standard and is preparing a plan of implementation.

     In January 2003, SFAS No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure," was issued. This statement amends FASB Statement No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, the Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendments to APB Opinion No. 28 are effective for financial reports containing Condensed Financial Statements for interim periods beginning after December 15, 2002. We will adopt the amendments to APB Opinion No. 28 and disclosures provisions of SFAS No. 148 effective January 1, 2003.

12.  SUBSEQUENT EVENT

     On February 12, 2003, Milacron Inc. and Kennametal signed a settlement agreement with respect to the calculation of the post-closing purchase price adjustment for the Widia acquisition pursuant to which Milacron is to pay us approximately Euro 18.8 million ($20.2 million) in cash no later than February 24, 2003. The purchase price adjustment of $20.2 million has been reflected in these financial statements as a reduction to goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS

SALES

Sales for the December 2002 quarter were $431.7 million, an increase of 14 percent from $380.3 million in the year-ago quarter. Included in the current quarter were $56.4 million of sales contributed by the acquired Widia entities. Excluding the positive benefit of Widia and other acquisitions and divestitures of 14 percent and the favorable foreign currency effects of one percent, sales declined one percent from the prior year. Declining North American and European sales associated with continued weak industrial markets were partially offset by improved Asian sales.

Sales for the six months ended December 31, 2002 were $836.0 million compared to $787.0 million in the same period a year ago, an increase of six percent. Included in the six month period were $77.9 million of sales contributed by the acquired Widia entities. Excluding the positive benefits of Widia and other acquisition and divestitures of nine percent and the favorable foreign currency effects of one percent, sales declined four percent. Sales in North America contributed to the majority of this decline due to weak market conditions. In local currency and excluding the Widia acquisition, European sales also declined due to weak market conditions throughout Europe.

GROSS PROFIT MARGIN

The gross profit margin for the December 2002 quarter was 31.8 percent, a 120 basis point increase compared with 30.6 percent in the year-ago quarter. The increase is a result of favorable raw material prices, manufacturing efficiencies from the Kennametal Lean Enterprise initiatives and a benefit from foreign currency exchange offset, in part, by a combination of lower Widia margins, unfavorable product mix and $1.6 million in decreased pension income.

Consolidated gross profit margin was 32.1 percent for the six months ended December 31, 2002, compared with 31.3 percent in the same period a year ago. Gross profit margin was affected by the factors mentioned above.

OPERATING EXPENSE

Operating expense for the December 2002 quarter was $115.7 million compared to $93.1 million of a year ago. Approximately $17.1 million of this increase is associated with the acquired Widia units. Excluding the incremental expense for all acquisitions and divestitures of $15.9 million, unfavorable foreign exchange of $2.6 million, $1.3 million of Widia integration activities, and accounting for last year's temporary cost reduction actions including a week off without pay for salaried employees, operating expense remained flat. Additionally, increased insurance costs negatively pressured operating expense when compared to the prior year.

For the six months ended December 31, 2002, operating expense was $220.5 million, an increase of 14.2 percent, compared to the same period a year ago. Excluding $19.7 million of expense associated with all acquisitions and divestitures, unfavorable foreign exchange of $4.8 million and $1 million in decreased pension income, and accounting for last year's temporary cost reduction actions including a week off without pay for salaried employees, operating expense declined by a nominal amount.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

2003 WORKFORCE RESTRUCTURING PROGRAM In October 2002, we announced a global salaried workforce reduction of five percent. The reduction is expected to cost between $9 million and $10 million, and is anticipated to generate in excess of $10 million in cash savings during the remainder of fiscal 2003. The components of the restructuring accrual at December 31, 2002 for this program are as follows (in thousands):

                                  Accrual at                                          Accrual at
                                   June 30,                          Cash            December 31,
                                     2002         Expense         Expenditures           2002
                                  ----------     ---------        ------------       ------------
        Employee severance        $       --     $   6,413        $     (1,756)      $      4,657
                                  ----------     ---------        ------------       ------------
        Total                     $       --     $   6,413        $     (1,756)      $      4,657
                                  ==========     =========        ============       ============

     The restructuring accrual at December 31, 2002 represents expected future cash payments for these obligations.

WIDIA INTEGRATION In connection with the integration of Widia, we have implemented two integration programs (Kennametal Integration Restructuring Program and Widia Integration) which together are expected to result in a global headcount reduction of between 650 and 700 positions, approximately 80% of which is expected to be completed in 2003. We will also close four manufacturing facilities and two warehouses.

     KENNAMETAL INTEGRATION RESTRUCTURING PROGRAM In connection with the integration of Widia, we have implemented an integration restructuring program. This program will include both employee severance and facility rationalization costs associated with existing Kennametal facilities.

     The components of the restructuring accrual at December 31, 2002 for this program are as follows (in thousands):

                                  Accrual at                                          Accrual at
                                   June 30,                          Cash            December 31,
                                     2002         Expense         Expenditures           2002
                                  ----------     ---------        ------------       ------------
        Employee severance        $       --     $   2,133        $        (45)      $      2,088
                                  ----------     ---------        ------------       ------------
        Total                     $       --     $   2,133        $        (45)      $      2,088
                                  ==========     =========        ============       ============

     The restructuring accrual at December 31, 2002 represents future cash payments for these obligations.

     WIDIA INTEGRATION PLAN In connection with the acquisition, we have established a Widia integration plan that will consolidate certain Widia and Kennametal operations and functions. This integration plan is to establish centers of excellence in functional areas and enable long-term growth and competitive advantages. Certain costs that are incurred under this plan will be accounted for under EITF 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination." As a result, certain costs associated with the Widia Integration Plan will be recorded under purchase accounting. During the second quarter, we recorded a liability of $2.7 million and made cash payments of $1.9 million.

WIDIA RESTRUCTURING In connection with our acquisition of Widia, we assumed $2.4 million of restructuring accruals related to restructuring programs initiated by Widia prior to the acquisition date. These programs, initiated in December 2001, relate to the severance of 156 European employees in both production and administration. The accrual balance at December 31, 2002 of $1.5 million represents a decrease of $0.9 million related to cash payments made during the quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

2002 AMSG AND MSSG RESTRUCTURING In November 2001, we announced a restructuring program whereby we expected to recognize special charges of $15 to $20 million, including period costs, for the closure of three manufacturing locations and the relocation of the production of a certain product line to another plant, and associated workforce reductions. This was done in response to continued steep declines in the end market demand in the electronics and industrial products groups businesses. Additionally, we implemented other worldwide workforce reductions and facility closures in these segments in reaction to the declines in our end markets. All initiatives under this program have been implemented and all charges have been taken. Total restructuring and asset impairment charges of $17.3 million were recognized in 2002 and $2.5 million were recognized as a component of cost of goods sold in 2002.

We implemented the measures associated with the closing and consolidation of the AMSG electronics facility in Chicago, IL, and MSSG industrial product group's Pine Bluff, AR, and Monticello, IN locations, the production of a particular line of products in Rogers, AR and several customer service centers. The components of the restructuring accrual at December 31, 2002 for this program are as follows (in thousands):

                                 Accrual                                                          Accrual at
                               at June 30,                      Expense            Cash          December 31,
                                   2002          Expense       Adjustment      Expenditures          2002
                               -----------     -----------     ----------      ------------      ------------
Facility rationalizations      $     2,977     $        15     $     (110)     $     (1,519)     $      1,363
Employee severance                   1,220             110             --              (980)              350
                               -----------     -----------     ----------      ------------      ------------
Total                          $     4,197     $       125     $     (110)     $     (2,499)     $      1,713
                               ===========     ===========     ==========      ============      ============

The restructuring accrual at December 31, 2002 represents future cash payments for these obligations, of which the majority are expected to occur over the next two quarters.

2002 AND 2001 J&L AND FSS BUSINESS IMPROVEMENT PROGRAM In the J&L segment for the September 2001 quarter, we recorded a restructuring and asset impairment charge of $1.6 million, including $1.1 million for severance of 20 individuals, $0.3 million for facility closures and $0.2 million for closure of the German operations. In the Full Service Supply (FSS) segment for the first quarter of 2001, we recorded a nominal restructuring charge for severance related to five individuals. Total restructuring and asset impairment charges of $2.5 million and $0.6 million were recognized in 2001 for J&L and FSS, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

All initiatives under this business improvement program have been implemented and all charges have been taken. There were no charges related to this program during the current quarter. The components of the restructuring accrual at December 31, 2002, for this program are as follows (in thousands):

                                           Accrual at                                  Accrual at
                                            June 30,                     Cash         December 31,
                                              2002         Expense    Expenditures        2002
                                           ----------     ---------   ------------    ------------
  J&L business improvement program:
      Employment severance                 $      366     $      --   $       (366)   $         --
      Facility closures                           794            --           (740)             54

  FSS business improvement
    program:                                      228            --           (147)             81
                                           ----------     ---------   ------------    ------------
  Total                                    $    1,388     $      --   $     (1,253)   $        135
                                           ==========     =========   ============    ============

The restructuring accrual at December 31, 2002 represents future cash payments for these obligations, of which the majority are expected to occur over the next two quarters.

2001 CORE-BUSINESS RESIZE PROGRAM In 2001, we took actions to reduce our salaried workforce in response to the weakened U.S. manufacturing sector. As a result of implementing this core-business resize program, we recorded a restructuring charge of $4.6 million, related to severance for 209 individuals. All initiatives under these programs have been implemented. The restructuring accrual at December 31, 2002 of $0.2 million represents projected payments, the majority of which are expected to occur over the next quarter.

2000 RESTRUCTURING PROGRAM In 2000, we announced plans to close, consolidate or downsize several plants, warehouses and offices, and associated workforce reductions as part of our overall plan to increase asset utilization and financial performance, and to reposition ourselves to become the premier tooling solutions supplier. The components of the charges were $4.8 million for asset impairment charges, $7.4 million for employee severance, $6.3 million for facility rationalizations and $0.1 million for product rationalization. As of December 31, 2002, $0.1 million remains accrued for facility rationalizations and is expected to be paid within the next two quarters.

We continue to review our business strategies and pursue other cost-reduction activities in all business segments, some of which could result in future charges.

INTEREST EXPENSE

Interest expense for the December 2002 quarter increased 15.7 percent to $9.6 million from $8.3 million a year ago. This increase was primarily due to the greater average level of borrowings during the current quarter due to the additional borrowings of $185.3 million incurred to fund the Widia acquisition. For the six months ended December 31, 2002, interest expense increased approximately 2.4 percent to $18.1 million for the same reasons. Our average U.S. borrowing rate for the quarter and six month period was 5.47 and 5.52 percent, respectively, compared to 5.02 and 5.28 percent for the three month and six month periods of a year ago. The increase is due primarily to the ten-year note issue, partially offset by lower short-term interest rates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

OTHER (INCOME) EXPENSE, NET

For the three months ended December 31, 2002 and 2001, other income was $1.7 million versus other expense of $0.1 million, respectively. Included in this line item were fees of $0.5 million and $0.6 million, respectively, incurred in connection with the accounts receivable securitization program. The decline in these fees is due to lower interest rates in the commercial paper market. The remainder of the increase is due to increased interest income of $0.6 million, as a result of an increase in cash and marketable securities, and foreign exchange gains of $1.3 million.

For the six months ended December 31, 2002 and 2001, other income, net was $1.1 million and $0.2 million, respectively. Fees associated with the accounts receivable securitization program declined $0.4 million to $1.1 million in 2003 due to the factor mentioned above. The other significant components of the increase was due to higher foreign exchange gains of $0.7 million and an increase in interest income of $0.9 million.

INCOME TAXES

The effective tax rate for the three and six months ended December 31, 2002 was
21.9 percent and 30.0 percent, respectively, compared to an effective rate of
32.0 percent for the three and six month period ended December 31, 2001. Management has updated the tax provision to reflect the impact of the Widia acquisition on our effective tax rate.

CHANGE IN ACCOUNTING PRINCIPLE

We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective July 1, 2001, which establishes new accounting and reporting requirements for goodwill and other intangible assets, including new measurement techniques for evaluating the recoverability of such assets. Under SFAS No. 142, all goodwill amortization ceased effective July 1, 2001. Material amounts of recorded goodwill attributable to each of our reporting units, including those affected by the restructuring program announced in November 2001, were tested for impairment by comparing the fair value of each reporting unit with its carrying value. As a result of the adoption of this rule, we recorded a non-cash, net of tax charge of $250.4 million, or $7.98 per diluted share specific to the electronics (AMSG segment - $82.1 million) and the industrial product group (MSSG segment - $168.3 million) businesses, which were acquired in 1998 as part of the acquisition of Greenfield Industries. The fair values of these reporting units were determined using a combination of discounted cash flow analysis and market multiples based upon historical and projected financial information. Under SFAS No. 142, the impairment adjustment recognized at adoption of this standard was reflected as a cumulative effect of a change in accounting principle, effective July 1, 2001.

NET INCOME

Net income for the quarter ended December 31, 2002 was $2.5 million, or $0.07 per diluted share, compared to a net loss of $2.5 million, or $0.08 per diluted share, in the same quarter last year. Excluding special charges in each period, net income was $9.4 million, or $0.27 per diluted share, in the December 2002 quarter, compared to net income of $10.0 million, or $0.32 per diluted share, in the December 2001 quarter. The decline in earnings is attributable to the dilutive effect of the Widia acquisition, partially offset by improved margins.

Net income for the six months ended December 31, 2002 was $13.3 million, or $0.38 per diluted share, compared to a net loss of $240.4 million, or $7.66 per diluted share, in the same period last year. Excluding special charges in each period, net income was $20.6 million, or $0.58 per diluted share, in the six months ended December 31, 2002 compared to net income of $23.5 million, or $0.75 per diluted share, in the six months ended December 31, 2001. The decline in earnings is attributable to the factors mentioned above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

The following table provides a comparison of our reported results, and the results excluding special charges for 2003 and 2002. The results for the current quarter and six months ended December 31, 2002 include the results of the acquired Widia entities subsequent to the acquisition date of August 30, 2002.

QUARTER ENDED DECEMBER 31,                                                              Diluted
                                           Gross        Operating      Net Income    Earnings/(Loss)
(in thousands)                             Profit         Income        / (Loss)        Per Share
                                         ----------     ----------     ----------    ---------------
2002 Reported Results                    $  137,483     $   11,945     $    2,470      $     0.07
    MSSG Restructuring                           --          4,849          3,394            0.10
    AMSG Restructuring                           --          2,259          1,577            0.04
    Corporate Restructuring                      --            958            670            0.02
    Widia Integration Costs                      54          1,364            970            0.03
    J&L Restructuring                            --            466            327            0.01
    FSS Restructuring                            --             29             20              --
                                         ----------     ----------     ----------      ----------
2002 Results Excluding Special Items     $  137,537     $   21,870     $    9,428      $     0.27
                                         ==========     ==========     ==========      ==========

2001 Reported Results                    $  116,465     $    5,509     $   (2,460)     $    (0.08)
    MSSG Restructuring                           --          6,247          4,248            0.14
    AMSG Restructuring                          750          5,954          4,049            0.13
    Corporate Restructuring                      --            157            107              --
    J&L Restructuring                           399          5,853          3,980            0.13
    FSS Restructuring                            --             66             44              --
                                         ----------     ----------     ----------      ----------
2001 Results Excluding Special Items     $  117,614     $   23,786     $    9,968      $     0.32
                                         ==========     ==========     ==========      ==========


SIX MONTHS ENDED DECEMBER 31,                                                           Diluted
                                           Gross        Operating      Net Income    Earnings/(Loss)
(in thousands)                             Profit         Income        / (Loss)        Per Share
                                         ----------     ----------     ----------    ---------------
2002 Reported Results                    $  268,452     $   37,446     $   13,299      $     0.38
    MSSG Restructuring                           --          4,849          3,394            0.10
    AMSG Restructuring                           --          2,078          1,454            0.04
    Corporate Restructuring                      --            958            670            0.02
    Widia Integration Costs                      54          2,075          1,453            0.03
    J&L Restructuring                            --            466            327            0.01
    FSS Restructuring                            --             29             20              --
                                         ----------     ----------     ----------      ----------
2002 Results Excluding Special Items     $  268,506     $   47,901     $   20,617      $     0.58
                                         ==========     ==========     ==========      ==========

2001 Reported Results                    $  246,304     $   33,203     $ (240,423)     $    (7.66)
    MSSG Restructuring                           --          6,237          4,241            0.14
    AMSG Restructuring                          750          5,954          4,049            0.13
    Corporate Restructuring                      --            157            107              --
    MSSG (Adoption of SFAS 142)                  --             --        168,314            5.37
    AMSG (Adoption of SFAS 142)                  --             --         82,092            2.61
    J&L Restructuring                           399          7,471          5,079            0.16
    FSS Restructuring                            --             36             25              --
                                         ----------     ----------     ----------      ----------
2001 Results Excluding Special Items     $  247,453     $   53,058     $   23,484      $     0.75
                                         ==========     ==========     ==========      ==========

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

METALWORKING SOLUTIONS & SERVICES GROUP

                          Three Months Ended             Six Months Ended
                              December 31,                 December 31,
                       -------------------------     -------------------------
                          2002           2001           2002           2001
                       ----------     ----------     ----------     ----------
External sales         $  280,646     $  218,078     $  526,148     $  441,035
Intersegment sales         26,491         25,876         52,470         57,609
Operating income           18,017         17,410         42,332         42,081

MSSG sales grew 29 percent compared to the December 2001 quarter due primarily to the acquisition of Widia. Widia sales contributed $56.4 million in the December quarter. Favorable foreign exchange effects accounted for three percent of the gain due to a weaker U.S. dollar. Excluding Widia and foreign exchange, North America sales were flat, while in Europe, sales were down six percent. This was offset by Asia (also excluding Widia) that was up 12 percent, in local currency. Automotive in North America was strong but showed signs of easing late in the quarter while aerospace remained weak. Light and heavy engineering, machine tool builders and tool and die makers have had modest improvements over the quarter. European markets were similar to North America. Product pricing realization continues to be an issue with increased pressure experienced in both the North American and European markets.

Operating income of $24.2 million increased compared to $23.7 million last year excluding restructuring charges of $4.8 million and $6.2 million in 2002 and 2001, respectively, and integration costs of $1.4 million in 2002. Operating income increased due primarily to Kennametal Lean Enterprise initiatives, lower raw material prices, restructuring benefits, and on-going cost controls offset in part by unfavorable product mix.

For the six months ended December 31, 2002, MSSG sales increased 16 percent compared to the same period last year, excluding favorable foreign exchange effects of three percent due to the weaker U.S. dollar. Most of this increase was associated with the Widia acquisition which contributed $77.9 million in net sales during the six month period. Excluding the Widia acquisition and favorable foreign exchange effects, sales in North America and Europe were down five percent and six percent, respectively, all in local currency. This was offset by increases in sales (excluding Widia) in South America of 73 percent and Asia of 13 percent, all in local currency.

Operating income was $49.3 million compared to $48.3 million last year, excluding restructuring charges of $4.8 million and $6.2 million in 2002 and 2001, respectively, and integration cost of $2.1 million in 2002. The increase in operating income is due to the factors mentioned above.

ADVANCED MATERIALS SOLUTIONS GROUP

                          Three Months Ended             Six Months Ended
                              December 31,                 December 31,
                       -------------------------     -------------------------
                          2002           2001           2002           2001
                       ----------     ----------     ----------     ----------
External sales         $   72,682     $   71,614     $  151,199     $  154,619
Intersegment sales          7,616          5,874         14,506         12,080
Operating income            5,716           (652)        16,396          9,711

AMSG sales, excluding the Carmet acquisition, and favorable foreign exchange effects of one percent, declined by three percent from the December 2001 quarter. Lower demand for products used for oil and gas exploration and mining contributed to the decline. Improved year-over-year sales in the engineered products markets partially mitigated this decrease, on a local currency basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

Despite the lower sales, operating income was $8.0 million compared to $5.3 million last year, excluding restructuring costs of $2.3 million and $6 million in 2002 and 2001, respectively. Aggressive cost-cutting measures, including improved manufacturing efficiencies, lower raw material costs, and the benefits derived from the previously-implemented restructuring efforts contributed to the increase in operating income.

Compared to the same period last year, AMSG sales declined six percent in the six months ended December 31, 2002, excluding foreign exchange effects, and excluding the Carmet acquisition. The decline is predominately attributable to weak market conditions in the energy business. Operating income was $18.5 million compared to $15.7 million last year, excluding restructuring costs of $2.1 million and $6.0 million in 2002 and 2001, respectively. The increase is due to the factors mentioned above.

J&L INDUSTRIAL SUPPLY

                          Three Months Ended             Six Months Ended
                              December 31,                 December 31,
                       -------------------------     -------------------------
                          2002           2001           2002           2001
                       ----------     ----------     ----------     ----------
External sales         $   48,076     $   56,003     $   96,283     $  115,124
Intersegment sales            488            478          1,051          1,069
Operating income            1,722         (3,665)         3,886         (2,933)

J&L sales were flat compared to last year excluding the effects of the Strong Tool divestiture of $8.3 million. Sales for this segment related primarily to automotive and aerospace customers. Operating income was $2.2 million in the December 2002 and 2001 quarters, excluding special charges in both periods. Operating income remained flat due to the continued sales volume and pricing pressures. J&L operating income for the three months ended December 31, 2002 and 2001 was reduced by $0.5 million and $5.9 million related to restructuring charges, respectively.

For the six months ended December 31, 2002, J&L sales declined three percent compared to last year, excluding the effects of the Strong Tool divestiture of $16.4 million, due to slower sales in automotive and aerospace during the first quarter of 2003, although some positive activity was experienced in the automotive market towards the end of the first quarter of 2003 and into the second quarter of 2003. Operating income was $4.4 million for the six months ended December 31, 2002, compared to $4.5 million in the prior year, excluding special charges in each period. J&L operating income for the six months ended December 31, 2002 and 2001 was reduced by $0.5 million and $7.5 million, respectively, related to restructuring and asset impairment charges.

FULL SERVICE SUPPLY

                          Three Months Ended             Six Months Ended
                              December 31,                 December 31,
                       -------------------------     -------------------------
                          2002           2001           2002           2001
                       ----------     ----------     ----------     ----------
External sales         $   30,327     $   34,643     $   61,519     $   76,214
Intersegment sales            761            668          1,532          1,356
Operating income             (332)           247           (351)         1,419

FSS sales decreased 12 percent compared to last year due to the loss of sales associated with the discontinuance of certain customer relationships. Operating income is lower year-over-year due to the inability of the margins contributed by the reduced volume to cover fixed costs. This issue is being remedied through right-sizing efforts under the 2002 and 2001 FSS Business Improvement Program, as described in Note 9 - Restructuring and Asset Impairment Charges, as well as through a continuous program to reduce operating expense. Additionally, new marketing and business development programs are underway to replace the lost sales.

Compared to the same period last year, FSS sales declined 19 percent for the six months ended December 31, 2002. For the six month period, FSS had an operating loss of $0.4 million, a decline of $1.8 million compared to the same period last year. These declines are due to the same factors as mentioned above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Our cash flow from operations is the primary source of financing for capital expenditures and internal growth. During the six months ended December 31, 2002, we generated $75.4 million in cash flow from operations, an increase of $4.4 million compared to the year-ago period. The increase resulted primarily from cash generated by a federal income tax refund of $15.0 million offset by an increase in working capital levels.

Net cash used for investing activities was $211.7 million, an increase of $188.7 million compared to the six months ended December 31, 2001. The increase is almost entirely due to the net cost paid for Widia of $184.9 million. Additionally, capital expenditures of $22 million were incurred during the current period. We have projected our capital expenditures for 2003 to be in the range of $50 to $60 million, including Widia, and will be primarily used to support new strategic initiatives, new products and to upgrade machinery and equipment. We believe this level of capital spending is sufficient to maintain competitiveness and improve productivity.

On February 12, 2003, Milacron Inc. and Kennametal signed a settlement agreement with respect to the calculation of the post-closing purchase price adjustment for the Widia acquisition pursuant to which Milacron is to pay us approximately Euro 18.8 million ($20.2 million) in cash no later than February 24, 2003. The purchase price adjustment of $20.2 million has been reflected in these financial statements as a reduction to goodwill.

During the remainder of fiscal 2003, we also expect to incur $50 to $60 million of cash restructuring charges on a pre-tax basis associated with the integration of Widia and with the 2003 salary workforce reduction efforts announced in October 2002. We anticipate that cash provided from operating activities will exceed capital expenditures and cash restructuring charges, and debt will be further reduced throughout fiscal 2003.

Net cash provided from financing activities was $141.3 million, an increase of $191.7 million compared to the same period last year. This increase is due to the incremental borrowings required to finance the Widia acquisition of $184.9 million, partially offset by debt repayments.

In September 2001, we continued our program to repurchase, from time to time, our outstanding capital stock for investment or other general corporate purposes. During the first quarter of the prior fiscal year, we purchased 375,000 shares of our capital stock at a total cost of $12.4 million. No shares were repurchased during the current quarter or the six month period ending December 31, 2002. As a result of last year's repurchases, we had completed our repurchase program announced January 31, 1997 of 1,600,000 shares and brought the total purchased under the authority of the second repurchase program announced in October 2000 to approximately 200,000 shares, of a total 2,000,000 authorized. The repurchases were financed principally by cash from operations and short-term borrowings. Cumulatively, we have repurchased 1,755,900 shares under the authority of these programs. Repurchases may be made from time to time in the open market, in negotiated or other permissible transactions.

FINANCIAL CONDITION

Total assets were $1,818.1 million at December 31, 2002, compared to $1,523.6 million at June 30, 2002. Net working capital was $473.6 million, up 26.2 percent from $375.3 million at June 30, 2002. The increase in total assets (including goodwill) and net working capital is primarily related to the Widia acquisition which increased total assets by $283.4 million and working capital by $63.5 million. The Widia acquisition also was the primary reason for increases in accounts receivable, the allowance for doubtful accounts, inventories, net property, plant and equipment, long-term debt and pension and other post-employment benefits.

Primary working capital as a percentage of sales (PWC%) at December 31, 2002 was
27.5 percent, down from 27.9 percent reported at June 30, 2002 and down slightly from 27.7 percent at December 31, 2001. Inventory turnover increased to 3.0 at December 31, 2002, compared to 2.9 at June 30, 2002 and 3.0 at December 31, 2001, due to continued initiatives aimed at maintaining favorable inventory turns. The total debt-to-total capital ratio increased to 44.9 percent at December 31, 2002 from 36.2 percent at June 30, 2002, primarily due to the borrowings to fund the Widia acquisition.

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

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. This statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The provisions of this standard related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. Prospectively, as a result of the adoption of SFAS No. 145, debt extinguishment costs previously classified as extraordinary items will be reclassified as interest expense.

SFAS No. 146, "Accounting for Exit or Disposal Activities," was issued in July 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 includes (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this statement will be effective for disposal activities initiated after December 31, 2002, with early application encouraged. Management is currently assessing the details of the standard and is preparing a plan of implementation.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. Management is currently assessing the details of the standard and is preparing a plan of implementation.

In January 2003, SFAS No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure," was issued. This statement amends FASB Statement No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects of reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, the Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendments to APB Opinion No. 28 are effective for financial reports containing Condensed Financial Statements for interim periods beginning after December 15, 2002. We will adopt the amendments to APB Opinion No. 28 and disclosures provisions of SFAS No. 148 effective January 1, 2003.

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

During the quarter and six months ended December 31, 2002, we recognized a non-cash decrease of $0.6 million and an increase of $18.8 million, respectively, in our long-term debt associated with our fixed-to-floating interest rate swap agreements. In accordance with the accounting mandated by SFAS No. 133, the decline that has occurred in the variable interest rate market over the last six months has necessitated this favorable mark-to-market adjustment of our interest rate swap.

Additionally, as a result of the recent acquisition of Widia, we now have an increased exposure to fluctuations in the value of the Euro. As a result of the acquisition, management believes that there now exists a more balanced distribution of investment in the North American and European markets which is subject to both favorable or unfavorable foreign currency fluctuation.


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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

The information set forth in Part II, Item 4 of the Company's September 30, 2002 Form 10-Q is incorporated by reference herein.

ITEM 5.  OTHER INFORMATION
--------------------------------------------------------------------------------

During the six-month period ended December 31, 2002, the Audit Committee approved new or recurring engagements of PricewaterhouseCoopers LLP for the following non-audit services: (1) tax compliance and planning; and (2) services related to the Widia acquisition.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

     (a)  Documents filed as part of this Form 10-Q

               (10) Material Contracts

                    (10.1) Purchase Price Adjustment Settlement Agreement and Unconditional Mutual Release dated February 12, 2003 between and among Milacron Inc., Milacron B.V. and Kennametal Inc.

               (99) Additional Exhibits

                    (99.1) Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Markos I. Tambakeras, Chief Executive Officer of Kennametal Inc. and F. Nicholas Grasberger III, Chief Financial Officer of Kennametal Inc.

     (b)  Reports on Form 8-K

          The following were filed during the quarter ended December 31, 2002.

               Form 8-K for the event dated January 28, 2003, reporting under
               Item 5. Other events and Regulation FD Disclosure regarding the election of Larry Stranghoener to the Board of Directors.

               Form 8-K dated January 29, 2003, reported under Item 9. Regulation FD Disclosure regarding the press release announcing second quarter fiscal 2003 financial results.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KENNAMETAL INC.



     Date:  February 14, 2003        By:  /s/ TIMOTHY A. HIBBARD
                                          --------------------------------------
                                          Timothy A. Hibbard
                                          Corporate Controller and
                                          Chief Accounting Officer

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

Date: February 14, 2003

                                            /s/ MARKOS I. TAMBAKERAS
                                            ------------------------------------
                                            Markos I. Tambakeras
                                            Chairman, President and
                                            Chief Executive Officer

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

Date: February 14, 2003


                                              /s/ F. NICHOLAS GRASBERGER III
                                              ----------------------------------
                                              F. Nicholas Grasberger III
                                              Vice President and Chief Financial
                                              Officer