Form 10-Q
period 2003-03-31
KENNAMETAL INC
filed 2003-05-14
CIK 55242

===============================================================================


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date:

          Title Of Each Class                     Outstanding at April 30, 2003
----------------------------------------          -----------------------------
Capital Stock, par value $1.25 per share                    35,389,350

===============================================================================

                                 KENNAMETAL INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003



                                TABLE OF CONTENTS



Item No.                                                                                                       Page
--------                                                                                                       ----

                          PART I. FINANCIAL INFORMATION
1.   Financial Statements:

     Condensed Consolidated Statements of Income (Unaudited)
     Three and nine months ended March 31, 2003 and 2002....................................................      1

     Condensed Consolidated Balance Sheets
     March 31, 2003 (Unaudited) and June 30, 2002...........................................................      2

     Condensed Consolidated Statements of Cash Flows (Unaudited)
     Nine Months ended March 31, 2003 and 2002..............................................................      3

     Notes to Condensed Consolidated Financial Statements (Unaudited).......................................      4

2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..................     15

3.   Quantitative and Qualitative Disclosures about Market Risk.............................................     25

4.   Controls and Procedures................................................................................     25


                           PART II. OTHER INFORMATION


5.   Other Information......................................................................................     26

6.   Exhibits and Reports on Form 8-K.......................................................................     26

     Signatures.............................................................................................     27

     Certifications.........................................................................................     28


                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
------------------------------------------------------------------------------

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
------------------------------------------------------------------------------
(in thousands, except per share data)

                                                      Three Months Ended               Nine Months Ended
                                                          March 31,                         March 31,
                                                 ---------------------------      ----------------------------
                                                    2003             2002            2003             2002
                                                    ----             ----            ----             ----
OPERATIONS
Net sales                                        $   459,243     $   393,852      $ 1,295,192      $ 1,180,844
Cost of goods sold                                   307,582         266,205          875,079          806,893
                                                 -----------     -----------      -----------      -----------
Gross profit                                         151,661         127,647          420,113          373,951
Operating expense                                    122,592          95,695          343,104          288,711
Restructuring and asset impairment charge              3,269           3,944           11,649           22,650
Amortization of intangibles                            1,196             728            3,310            2,107
                                                 -----------     -----------      -----------      -----------
Operating income                                      24,604          27,280           62,050           60,483
Interest expense                                       8,979           7,421           27,058           25,076
Other (income) expense, net                              713             (14)            (414)            (179)
                                                 -----------     -----------      -----------      -----------
Income before provision for income taxes
  and minority interest                               14,912          19,873           35,406           35,586
Provision for income taxes                             4,474           6,359           10,622           11,387
Minority interest                                        739             370            1,786            1,071
                                                 -----------     -----------      -----------      -----------
Income before cumulative effect of change
   in accounting principle                             9,699          13,144           22,998           23,128
Cumulative effect of change in accounting
    principle, net of tax of $2,389                     --              --               --           (250,406)
                                                 -----------     -----------      -----------      -----------
Net income (loss)                                $     9,699     $    13,144      $    22,998      $  (227,278)
                                                 ===========     ===========      ===========      ===========

PER SHARE DATA
Basic earnings per share before cumulative
    effect of change in accounting principle     $      0.28     $      0.42      $      0.65      $      0.75
Cumulative effect of change in accounting
   principle per share                                  --              --               --              (8.08)
                                                 -----------     -----------      -----------      -----------
Basic earnings (loss) per share                  $      0.28     $      0.42      $      0.65      $     (7.33)
                                                 ===========     ===========      ===========      ===========

Diluted earnings per share before cumulative
    effect of change in accounting principle     $      0.27     $      0.42      $      0.65      $      0.74
Cumulative effect of change in accounting
   principle per share                                  --              --               --              (7.96)
                                                 -----------     -----------      -----------      -----------
Diluted earnings (loss) per share                $      0.27     $      0.42      $      0.65      $     (7.22)
                                                 ===========     ===========      ===========      ===========

Dividends per share                              $      0.17     $      0.17      $      0.51      $      0.51
                                                 ===========     ===========      ===========      ===========

Basic weighted average shares outstanding             35,243          31,089           35,137           31,002
                                                 ===========     ===========      ===========      ===========

Diluted weighted average shares outstanding           35,480          31,553           35,412           31,454
                                                 ===========     ===========      ===========      ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------
(in thousands)

                                                                            March 31,            June 30,
                                                                              2003                 2002
                                                                              ----                 ----
                                                                           (Unaudited)
ASSETS
Current assets:
   Cash and equivalents                                                    $    17,250         $    10,385
   Marketable equity securities available-for-sale                               9,839              10,728
   Accounts receivable, less allowance for
     doubtful accounts of $22,449 and $12,671                                  235,908             179,101
   Inventories                                                                 408,996             345,076
   Deferred income taxes                                                        81,651              71,375
   Other current assets                                                         34,447              20,719
                                                                           -----------         -----------
Total current assets                                                           788,091             637,384
                                                                           -----------         -----------

Property, plant and equipment:
   Land and buildings                                                          247,173             227,539
   Machinery and equipment                                                     925,589             847,196
   Less accumulated depreciation                                              (696,554)           (639,619)
                                                                           -----------         -----------
Net property, plant and equipment                                              476,208             435,116
                                                                           -----------         -----------

Other assets:
   Investments in affiliated companies                                          12,141              11,681
   Intangible assets, less accumulated amortization
     of $78,989 and $75,390                                                    491,987             367,992
   Other                                                                        95,018              71,438
                                                                           -----------         -----------
Total other assets                                                             599,146             451,111
                                                                           -----------         -----------
Total assets                                                               $ 1,863,445         $ 1,523,611
                                                                           ===========         ===========

LIABILITIES
Current liabilities:
   Current maturities of long-term debt and capital leases                 $     3,201         $    16,554
   Notes payable to banks                                                       11,867               6,926
   Accounts payable                                                            120,981             101,586
   Accrued income taxes                                                         16,170               4,066
   Accrued vacation pay                                                         32,397              28,190
   Accrued payroll                                                              32,624              22,696
   Restructuring liability                                                      25,425               6,595
   Other current liabilities                                                   102,200              75,487
                                                                           -----------         -----------
Total current liabilities                                                      344,865             262,100
                                                                           -----------         -----------

Long-term debt and capital leases, less current maturities                     565,067             387,887
Deferred income taxes                                                           38,382              52,570
Pension and other post-employment benefits                                     133,291              87,027
Other liabilities                                                                7,259               9,394
                                                                           -----------         -----------
Total liabilities                                                            1,088,864             798,978
                                                                           -----------         -----------
Minority interest in consolidated subsidiaries                                  18,070              10,671
                                                                           -----------         -----------

Commitments and contingencies                                                     --                  --

SHAREOWNERS' EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued               --                  --
Capital stock, $1.25 par value; 70,000 shares authorized;
   37,529 and 37,383 shares issued                                              46,912              46,729
Additional paid-in capital                                                     503,264             491,263
Retained earnings                                                              312,149             307,631
Treasury shares, at cost; 2,220 and 2,573 shares held                          (67,938)            (72,026)
Unearned compensation                                                           (9,258)             (4,856)
Accumulated other comprehensive loss                                           (28,618)            (54,779)
                                                                           -----------         -----------
Total shareowners' equity                                                      756,511             713,962
                                                                           -----------         -----------
Total liabilities and shareowners' equity                                  $ 1,863,445         $ 1,523,611
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

                                                                              Nine Months Ended
                                                                                   March 31,
                                                                          --------------------------
                                                                             2003              2002
                                                                             ----              ----
OPERATING ACTIVITIES
Net income (loss)                                                         $  22,998         $(227,278)
Adjustments for non-cash items:
   Depreciation                                                              58,509            53,130
   Amortization                                                               3,310             2,107
   Stock-based compensation expense                                           7,682             7,930
   Restructuring and asset impairment charges                                  (181)           12,914
   Cumulative effect of change in accounting principle, net of tax             --             250,406
   Other                                                                      1,829            (3,168)
Changes in certain assets and liabilities (excluding acquisitions)
   Accounts receivable                                                        3,134            37,469
   Accounts receivable securitization                                        (2,286)            3,200
   Inventories                                                               14,644            25,948
   Accounts payable and accrued liabilities                                  12,030           (31,886)
   Other                                                                     (6,235)          (18,748)
                                                                          ---------         ---------
Net cash flow provided by operating activities                              115,434           112,024
                                                                          ---------         ---------

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                  (35,966)          (30,349)
Disposals of property, plant and equipment                                    1,504             5,799
Acquisition, net of cash                                                   (165,521)             --
Purchase of subsidiary stock                                                 (6,691)             --
Other                                                                         1,267            (6,350)
                                                                          ---------         ---------
Net cash flow used for investing activities                                (205,407)          (30,900)
                                                                          ---------         ---------

FINANCING ACTIVITIES
Net decrease in notes payable                                               (13,320)           (5,104)
Net decrease in revolver and other lines of credit                          (40,678)          (53,022)
Term debt borrowings                                                        186,665               455
Term debt repayments                                                        (23,473)           (8,076)
Purchase of treasury stock                                                     --             (12,417)
Dividend reinvestment and employee benefit and stock plans                    4,115            12,118
Cash dividends paid to shareowners                                          (18,480)          (15,807)
Other                                                                        (1,060)           (1,654)
                                                                          ---------         ---------
Net cash flow provided by (used for) financing activities                    93,769           (83,507)
                                                                          ---------         ---------

Effect of exchange rate changes on cash and equivalents                       3,069               148
                                                                          ---------         ---------

CASH AND EQUIVALENTS
Net increase (decrease) in cash and equivalents                               6,865            (2,235)
Cash and equivalents, beginning of year                                      10,385            12,940
                                                                          ---------         ---------
Cash and equivalents, end of period                                       $  17,250         $  10,705
                                                                          =========         =========

SUPPLEMENTAL DISCLOSURES
Interest paid                                                             $  19,003         $  24,705
Income taxes paid                                                               793            27,078
Increase in fair value of interest rate swaps                                19,025              --
Businesses acquired:
     Fair value of assets acquired                                          303,117              --
     Liabilities assumed                                                    132,192              --

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

2.   BASIS OF PRESENTATION

     The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with the Notes to Consolidated Financial Statements included in our 2002 Annual Report. The condensed consolidated balance sheet as of June 30, 2002 was derived from the audited balance sheet included in our 2002 Annual Report. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair presentation were made and all adjustments are normal, recurring adjustments. The results for the nine months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a "year" is to a fiscal year ended June 30. When used in this Form 10-Q, unless the context requires otherwise, the terms "we," "our" and "us" refer to Kennametal Inc. and its subsidiaries. We reclassified certain amounts in the prior years' consolidated financial statements to conform with the current year presentation.

3.   STOCK-BASED COMPENSATION

     Stock options generally are granted to eligible employees at fair market value at the date of grant. Options are exercisable under specific conditions for up to 10 years from the date of grant. Under provisions of the plans, participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery.

     Kennametal accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations using the intrinsic value method. In addition to stock option grants, several plans permit the award of restricted stock to directors, officers and key employees. Costs associated with restricted stock grants are amortized to expense over the vesting period. The Company has recognized $0.9 million, $0.4 million, $2.6 million and $1.0 million of stock-based compensation expense, net of tax, related to stock awards and option grants for the three months and nine months ended March 31, 2003 and 2002, respectively.

     Kennametal's net income and earnings per share would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates in accordance with SFAS Nos. 123 and 148, "Accounting for Stock-Based Compensation."

KENNAMETAL INC.
-------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                      Quarter Ended                        Nine Months Ended
                                                                        March 31,                              March 31,
                                                                --------------------------              ------------------------
                                                                   2003            2002                  2003            2002
                                                                   ----            ----                  ----            ----
    Net income (loss), as reported                              $   9,699         $ 13,144              $  22,998     $ (227,278)
    Less: incremental compensation cost determined under
    the fair value method, net of tax                               1,416              911                  4,250          2,624
                                                                ---------         --------              ---------     ----------

    Pro forma net income (loss)                                 $   8,283         $ 12,233              $  18,748     $ (229,902)

    Basic earnings (loss) per share:
        As reported                                             $    0.28        $    0.42              $    0.65     $    (7.33)
        Pro forma                                                    0.24             0.39                   0.53          (7.42)

    Diluted earnings (loss) per share:
        As reported                                             $    0.27        $    0.42              $    0.65     $    (7.22)
        Pro forma                                                    0.23             0.39                   0.53          (7.35)

4.   ACQUISITIONS

     On August 30, 2002, we purchased the Widia Group (Widia) in Europe and India from Milacron Inc. for EUR188 million ($185.3 million) subject to a purchase price adjustment. On February 12, 2003, Milacron Inc. and Kennametal signed a settlement agreement with respect to the calculation of the post-closing purchase price adjustment for the Widia acquisition pursuant to which Milacron paid Kennametal EUR 18.8 million ($20.1 million) in cash. The net cash purchase price of $166.5 million includes the actual purchase price of $185.3 million less the settlement of $20.1 million plus $5.6 million of direct acquisition costs ($1.2 million paid in fiscal year 2002 and $4.4 million paid during the nine month period ended March 31,
     2003) less $4.3 million of acquired cash. We financed the acquisition with funds borrowed under our new three-year, multi-currency, revolving credit facility which we entered into on June 27, 2002 with a group of financial institutions. The acquisition of Widia improves our global competitiveness, strengthens our European position and represents a strong platform for increased penetration in Asia. Widia's operating results have been included in our consolidated results since the acquisition date of August 30, 2002.

     In accordance with SFAS No. 141, "Business Combinations", we accounted for the acquisition using the purchase method of accounting. Accordingly, the preliminary purchase price allocations have been made based upon an estimated fair value of net assets acquired resulting in the recognition of approximately $70.6 million of goodwill and $36.4 million of other intangibles. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" the goodwill will not be amortized but will instead be subject to an annual impairment test. The preliminary purchase price allocations are subject to adjustment and may be modified within one year from the acquisition when additional information concerning asset and liability valuations are obtained. In accordance with the integration plan, we are also finalizing our analysis of any potential environmental exposures related to the Widia acquisition. Subsequent changes are not expected to have a material effect on our consolidated financial position.

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

KENNAMETAL INC.
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                          Three Months Ended            Nine Months Ended
         Pro Forma Consolidated Financial Data                                 March 31,                    March 31,
         -------------------------------------                         --------------------------    ------------------------
                                                                         2003             2002           2003         2002
                                                                         ----             ----           ----         ----
         Net sales                                                     $ 459,243        $ 447,926    $ 1,330,586   $ 1,349,452
         Income before cumulative effect of
            change in accounting principle                                 9,699            7,934         18,357        14,304
         Net income (loss)                                                 9,699            7,934         18,357      (236,102)
         Basic earnings per share before cumulative
            effect of change in accounting principle                        0.28             0.26           0.52          0.46
         Basic earnings (loss) per share                                    0.28             0.26           0.52         (7.62)
         Diluted earnings per share before cumulative
            effect of change in accounting principle                        0.27             0.25           0.52          0.45
         Diluted earnings (loss) per share                                  0.27             0.25           0.52         (7.51)

     Additionally, during the first quarter of the current year, we acquired the remaining nine percent minority interest of our subsidiary in Poland for total consideration of $0.2 million. This subsidiary is now wholly-owned by Kennametal. During the second and third quarter of the current year, we acquired an additional one percent ownership interest from minority shareowners of our subsidiary in Germany for a total consideration of $4.2 million bringing our ownership to 99.3 percent. An additional payment of $2.3 million was made during the second quarter related to minority shareowners that sold their shares in the prior year. Total goodwill resulting from these transactions was $5.2 million.

5.   INVENTORIES

     Inventories are stated at the lower of cost or market. We use the last-in, first-out (LIFO) method for determining the cost of a significant portion of our U.S. inventories. The cost for the remainder of our inventories is determined under the first-in, first-out (FIFO) or average cost methods. We used the LIFO method of valuing inventories for approximately 42 and 49 percent of total inventories at March 31, 2003 and June 30, 2002, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

     Inventories as of the balance sheet dates consisted of the following (in thousands):

                                                                  March 31,          June 30,
                                                                    2003               2002
                                                                    ----               ----
         Finished goods                                          $  283,442          $ 260,783
         Work in process and powder blends                          116,835             91,871
         Raw materials and supplies                                  37,626             34,452
                                                                 ----------          ---------
         Inventory at current cost                                  437,903            387,106
         Less:  LIFO valuation                                      (28,907)           (42,030)
                                                                 ----------          ---------
         Total inventories                                       $  408,996          $ 345,076
                                                                 ==========          =========

KENNAMETAL INC.
-------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   ENVIRONMENTAL MATTERS

     We are involved in various environmental cleanup and remediation activities at several of our manufacturing facilities. In addition, we are currently named as a potentially responsible party (PRP) at the Li Tungsten Superfund site in Glen Cove, New York. In December 1999, we recorded a remediation reserve of $3.0 million with respect to our involvement in these matters, which was recorded as a component of operating expense. This represents our best estimate of the undiscounted future obligation based on our evaluations and discussions with outside counsel and independent consultants, and the current facts and circumstances related to these matters. We recorded this liability because certain events occurred, including the identification of other PRPs, an assessment of potential remediation solutions and direction from the government for the remedial action plan that clarified our level of involvement in these matters and our relationship to other PRPs. This led us to conclude that it was probable a liability had been incurred. At March 31, 2003, we have an accrual of $2.8 million remaining relative to this environmental issue. No cash payments have been made nor additional charges incurred against this reserve during the current quarter and nine months ended March 31, 2003.

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

     Additionally, we also maintain reserves for other potential environmental issues associated with domestic operations and a location operated by our German subsidiary. At March 31, 2003, the total of these accruals was $1.3 million and represents anticipated costs associated with the remediation of these issues. Cash payments of $0.1 million have been made against this reserve during the quarter.

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

KENNAMETAL INC.
-------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that occurs related to issuance of capital stock under stock option grants. The difference between basic and diluted earnings per share relates solely to the effect of capital stock options.

     For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised stock options by 236,673 and 464,218 for the three months ended March 31, 2003 and 2002, respectively, and 274,718 and 452,505 for the nine months ended March 31, 2003 and 2002, respectively. Unexercised stock options to purchase our capital stock of 2.0 million and 0.6 million shares for the three months ended March 31, 2003 and 2002, respectively, and 1.7 million and 1.2 million for the nine months ended March 31, 2003 and 2002, respectively, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the respective period.

8.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) for the three and nine months ended March 31, 2003 and 2002 is as follows (in thousands):

                                                                  Three Months Ended              Nine Months Ended
                                                                       March 31,                       March 31,
                                                               -------------------------       -------------------------
                                                                  2003           2002              2003           2002
                                                                  ----           ----              ----           ----
         Income before cumulative effect of change
           in accounting principle                             $   9,699       $  13,144       $  22,998       $  23,128
         Cumulative effect of change in accounting
           principle, net of tax                                    --              --              --          (250,406)
         Unrealized (loss) gain on derivatives designated
           and qualified as cash flow hedges, net of tax            (754)          1,547          (1,434)          1,058
         Reclassification of unrealized gain (loss)
           on matured derivatives, net of tax                      1,879            (362)          3,224          (1,412)
         Unrealized gain (loss) on marketable equity
           securities available-for-sale, net of tax               1,059           1,120            (184)         (1,506)
         Minimum pension liability adjustment, net of tax            (64)             49            (215)           (105)
         Foreign currency translation adjustments                  8,059           1,441          24,770           5,276
                                                               ---------       ---------       ---------       ---------
         Comprehensive income (loss)                           $  19,878       $  16,939       $  49,159       $(223,967)
                                                               =========       =========       =========       =========

KENNAMETAL INC.
-------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The components of accumulated other comprehensive after-tax loss consist of the following (in thousands):


                                                                           March 31, 2003
                                                              ------------------------------------------
                                                              Pre-tax            Tax           After-Tax
                                                              --------         --------        ---------

         Unrealized loss on marketable equity
            securities available-for-sale                     $ (1,087)        $    413        $   (674)
         Unrealized loss on derivatives designated and
            qualified as cash flow hedges                       (6,461)           2,455          (4,006)
         Minimum pension liability adjustment                   (7,541)           2,861          (4,680)
         Foreign currency translation adjustments              (29,133)           9,875         (19,258)
                                                              --------         --------        --------
                 Total                                        $(44,222)        $ 15,604        $(28,618)
                                                              ========         ========        ========


                                                                             June 30, 2002
                                                              ------------------------------------------
                                                              Pre-tax            Tax           After-Tax
                                                              --------         --------        ---------
         Unrealized loss on marketable equity
            securities available-for-sale                     $   (791)        $    301        $   (490)
         Unrealized loss on derivatives designated and
            qualified as cash flow hedges                       (9,339)           3,543          (5,796)
         Minimum pension liability adjustment                   (7,195)           2,730          (4,465)
         Foreign currency translation adjustments              (47,520)           3,492         (44,028)
                                                              --------         --------        --------
                 Total                                        $(64,845)        $ 10,066        $(54,779)
                                                              ========         ========        ========

9.   GOODWILL AND OTHER INTANGIBLE ASSETS

     The carrying amount of goodwill attributable to each segment at March 31, 2003 and June 30, 2002 is as follows (in thousands):

                                                                  March 31,                   June 30,
                                                                    2003                       2002
                                                                  ---------                  ---------
                    MSSG                                          $ 235,104                  $ 147,157
                    AMSG                                            166,596                    167,542
                    J&L Industrial Supply                            39,649                     39,649
                    Full Service Supply                               4,707                      4,707
                                                                  ---------                  ---------
                    Total                                         $ 446,056                  $ 359,055
                                                                  =========                  =========

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------


     The components of our other intangible assets are as follows (in thousands), the remaining lives of which range from one to fifteen years.

                                                          March 31, 2003                          June 30, 2002
                                                ---------------------------------       ----------------------------------
                                                Gross Carrying        Accumulated       Gross Carrying        Accumulated
                                                   Amount            Amortization           Amount            Amortization
                                                 -----------         ------------         -----------         ------------
         Contract based                          $    11,626         $   (10,519)         $    11,910         $    (9,488)
         Estimated intangibles
             associated with Widia                    39,917              (1,470)                  --                  --
         Technology based and other                    3,374              (2,699)               3,374              (2,423)
         Intangible pension asset                      5,702                  --                5,564                  --
                                                 -----------         -----------          -----------         -----------
         Total                                   $    60,619         $   (14,688)         $    20,848         $   (11,911)
                                                 ===========         ===========          ===========         ===========

10.  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

     2003 Workforce Restructuring Program In October 2002, we announced a global salaried workforce reduction of approximately five percent. The reduction is expected to cost between $9 million and $10 million. The components of the restructuring accrual at March 31, 2003 for this program are as follows (in thousands):

                                                     Accrual                                  Accrual at
                                                   at June 30,                   Cash          March 31,
                                                      2002        Expense     Expenditures       2003
                                                    --------      --------    -----------      --------
        Employee severance                          $     --      $  7,859     $ (4,373)       $  3,486
                                                    --------      --------     --------        --------
        Total                                       $     --      $  7,859     $ (4,373)       $  3,486
                                                    ========      ========     ========        ========

     The restructuring accrual at March 31, 2003 represents expected future cash payments for these obligations over the next six months.

     Widia Integration In addition to the 2003 Workforce Restructuring Program, we have implemented two Widia acquisition-related integration programs (Kennametal Integration Restructuring Program and Widia Integration) which together are expected to result in a global headcount reduction of between 650 and 700 positions, approximately 80% of which is expected to be completed in 2003. We will also close a number of manufacturing facilities and warehouses throughout Europe.

        Kennametal Integration Restructuring Program This program currently will include employee severance costs associated with existing Kennametal facilities.

        The components of the restructuring accrual at March 31, 2003 for this program are as follows (in thousands):

                                                     Accrual                                  Accrual at
                                                   at June 30,                   Cash          March 31,
                                                      2002        Expense     Expenditures       2003
                                                    --------      --------    -----------      --------

        Employee severance                          $     --      $  4,029     $   (785)       $  3,244
                                                    --------      --------     --------        --------
        Total                                       $     --      $  4,029     $   (785)       $  3,244
                                                    ========      ========     ========        ========

        The restructuring accrual at March 31, 2003 represents future cash payments for these obligations over the next twelve months.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
------------------------------------------------------------------------------

        Widia Integration Plan In connection with the acquisition, we have established a Widia integration plan that will consolidate certain Widia and Kennametal operations and functions. This integration plan is to establish centers of excellence in functional areas and enable long-term growth and competitive advantages. Certain costs that are incurred under this plan will be accounted for under EITF 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination." As a result, these costs have been recorded as an adjustment to goodwill and not charged to expense.

                                        Accrual        Adjustment                      Non-         Accrual at
                                      at June 30,          to            Cash          Cash          March 31,
                                         2002           Goodwill     Expenditures    Adjustment        2003
                                       ---------        --------     ------------    ----------       -------
      Facility rationalizations        $    --          $ 1,237        $  (265)        $   118        $ 1,090
      Employee severance                    --           16,482         (3,281)          1,481         14,682
      Terminated contracts                  --            1,326           (410)            125          1,041
                                       ---------        -------        -------         -------        -------
      Total                            $    --          $19,045        $(3,956)        $ 1,724        $16,813
                                       =========        =======        =======         =======        =======

     Widia Restructuring In connection with our acquisition of Widia, we assumed $2.4 million of restructuring accruals related to restructuring programs initiated by Widia prior to the acquisition date. These programs, initiated in December 2001, relate to the severance of 156 European employees in both production and administration. The accrual balance at March 31, 2003 of $0.2 million represents a decrease of $2.2 million related to cash payments made during the period since acquisition.

     2002 AMSG and MSSG Restructuring In November 2001, we announced a restructuring program whereby we expected to recognize special charges of $15 to $20 million, including period costs, for the closure of three manufacturing locations and the relocation of the production of a certain product line to another plant, and associated workforce reductions. This was done in response to continued steep declines in the end market demand in the electronics and industrial products groups businesses. Additionally, we implemented other worldwide workforce reductions and facility closures in these segments in reaction to the declines in our end markets. All initiatives under this program have been implemented. Total restructuring and asset impairment charges of $17.3 million were recognized in 2002 and $2.5 million were recognized as a component of cost of goods sold in 2002.

     We implemented the measures associated with the closing and consolidation of the AMSG electronics facility in Chicago, IL, and MSSG industrial product group's Pine Bluff, AR, and Monticello, IN locations, the production of a particular line of products in Rogers, AR and several customer service centers. The components of the restructuring accrual at March 31, 2003 for this program are as follows (in thousands):

                                        Accrual                                                      Accrual at
                                      at June 30,                      Expense         Cash           March 31,
                                         2002           Expense       Adjustment    Expenditures        2003
                                       ---------        -------       ----------    ------------       -------
      Facility rationalizations        $ 2,977          $    15        $  (110)        $(1,849)        $ 1,033
      Employee severance                 1,220              110           --            (1,121)            209
                                       -------          -------        -------         -------         -------
      Total                            $ 4,197          $   125        $  (110)        $(2,970)        $ 1,242
                                       =======          =======        =======         =======         =======

     The restructuring accrual at March 31, 2003 represents future cash payments for these obligations, of which the majority are expected to occur over the next two quarters.

     Previous Programs
     During the current quarter, we completed the 2000 Restructuring Program, the 2001 Core-Business Resize Program and the J&L and FSS Business Improvement Program. Cash expenditures during 2003 related to these programs were $0.1 million, $0.2 million and $1.1 million, respectively. There were no material adjustments to the accruals under these programs.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

11.  SEGMENT DATA

     We operate four global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG), J&L Industrial Supply (J&L) and Full Service Supply (FSS), and corporate functional shared services. Our external sales, intersegment sales and operating income by segment for the three and nine months ended March 31, 2003 and 2002 are as follows (in thousands):

                                                  Three Months Ended                     Nine Months Ended
                                                      March 31,                               March 31,
                                            ------------------------------         --------------------------------
                                               2003               2002                 2003               2002
                                               ----               ----                 ----               ----
     External sales:
         MSSG                              $   297,995         $   224,971         $   824,143         $   666,006
         AMSG                                   79,039              72,879             231,038             227,498
         J&L                                    51,729              58,873             148,012             173,997
         FSS                                    30,480              37,129              91,999             113,343
                                           -----------         -----------         -----------         -----------
     Total external sales                  $   459,243         $   393,852         $ 1,295,192         $ 1,180,844
                                           ===========         ===========         ===========         ===========

     Intersegment sales:
         MSSG                              $    28,615         $    29,071         $    81,085         $    86,680
         AMSG                                    8,361               5,934              22,867              18,014
         J&L                                       480                 533               1,531               1,602
         FSS                                       871                 639               2,403               1,995
                                           -----------         -----------         -----------         -----------
     Total intersegment sales              $    38,327         $    36,177         $   107,886         $   108,291
                                           ===========         ===========         ===========         ===========

     Total sales:
         MSSG                              $   326,610         $   254,042         $   905,228         $   752,686
         AMSG                                   87,400              78,813             253,905             245,512
         J&L                                    52,209              59,406             149,543             175,599
         FSS                                    31,351              37,768              94,402             115,338
                                           -----------         -----------         -----------         -----------
     Total sales                           $   497,570         $   430,029         $ 1,403,078         $ 1,289,135
                                           ===========         ===========         ===========         ===========

     Operating income (loss):
         MSSG                              $    24,156         $    25,999         $    66,488         $    68,080
         AMSG                                    8,757               6,988              25,153              16,699
         J&L                                     1,323               1,208               5,209              (1,725)
         FSS                                        31                 380                (320)              1,799
         Corporate and eliminations             (9,663)             (7,295)            (34,480)            (24,370)
                                           -----------         -----------         -----------         -----------
     Total operating income                $    24,604         $    27,280         $    62,050         $    60,483
                                           ===========         ===========         ===========         ===========

12.  NEW ACCOUNTING STANDARDS

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

KENNAMETAL INC.
-------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121. This statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The provisions of this statement are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this standard effective July 1, 2002, did not have a material impact on our consolidated financial statements.

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities," which addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement have been applied to any exit or disposal activities entered into after January 1, 2003.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee, FIN 45 also requires enhanced disclosures in company's interim and annual filings. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of both interim and fiscal years ending after December 15, 2002. The adoption of this standard did not have a material impact on our consolidated financial statements.

     In January 2003, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, the statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendments to APB Opinion No. 28 are effective for financial reports containing Condensed Financial Statements for interim periods beginning after December 15, 2002. The disclosure provisions of this statement were adopted on January 1, 2003.

KENNAMETAL INC.
-------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In January 2003 the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for the Company after July 31, 2003 and will not have a material impact on the Company's results of operations or financial condition.

In January 2003, the EITF released Issue No. 00-21, ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables," which addresses certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management is currently assessing the details of the standard and is preparing a plan of implementation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------
                              RESULTS OF OPERATIONS

SALES

Sales for the March 2003 quarter were $459.2 million, an increase of $65.4 million or 16.6 percent from $393.9 million in the year-ago quarter. The increase in sales is attributed to the positive benefit of $54.4 million from the Widia acquisition and the favorable foreign currency effects of $16.5 million. This was offset by the sale of Strong Tool which comprised $7.8 million of the third quarter 2002 revenue. After taking these factors into consideration, the significant components of the remaining change in sales was attributed to increased sales of $2.7 million in South America, $5.9 million in the industrial products group and $2.6 million in the engineered products markets, all in local currency. This was offset by declining sales of $6.7 million in the FSS segment and in Europe of $1.1 million.

Sales for the nine months ended March 31, 2003 were $1,295.2 million compared to $1,180.8 million in the same period a year ago, an increase of $114.3 million or
9.7 percent. The increase in sales is attributed to the Widia acquisition which had sales of $132.3 million for the nine-month period. Additionally, favorable foreign currency effects of $27.5 million contributed to the increase in sales. This was offset by the sale of Strong Tool which comprised $24.2 million of 2002 revenue for the nine month period and FSS which had a decrease in sales of $21.3 million.

GROSS PROFIT MARGIN

The gross profit margin for the March 2003 quarter was 33.0 percent, a 60 basis point increase compared with 32.4 percent in the year-ago quarter. The increase is a result of favorable raw material prices, manufacturing efficiencies from the Kennametal Lean Enterprise initiatives and a benefit from foreign currency exchange of $12.0 million, or 260 basis points, offset, in part, by a combination of lower Widia margins of $1.8 million or 40 basis points, unfavorable product mix and $0.5 million, or 10 basis points, in decreased pension income.

Consolidated gross profit margin was 32.4 percent for the nine months ended March 31, 2003, a 70 basis point increase compared with 31.7 percent in the same period a year ago. Gross profit margin was affected by the factors mentioned above.

OPERATING EXPENSE

Operating expense for the March 2003 quarter was $122.6 million or 26.7 percent of sales compared to $95.7 million or 24.3 percent of sales for the prior year, resulting in a increase of $26.9 million or 28.1 percent. The increase in operating expenses is associated with the Widia acquisition, unfavorable foreign exchange of $7.4 million, reinstatement of the Company match to the 401(k) plans of approximately $0.7 million, $1.7 million of decreased pension income and increased insurance costs which was offset, in part, by the Strong tool divestiture which comprised $1.5 million of the March 2002 quarterly operating expense.

For the nine months ended March 31, 2003, operating expense was $343.1 million or 26.5 percent of sales, an increase of $54.4 million or 18.8 percent compared to the same period a year ago. The increase in operating expenses is associated with the Widia acquisition, $12.2 million of unfavorable foreign currency effects, a decrease in pension income of $2.8 million and lower expenses in the prior year due to last year's temporary cost reductions offset, in part, by the Strong Tool divestiture which comprised $4.6 million of the nine months ended March 2002 operating expense.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

2003 Workforce Restructuring Program In October 2002, we announced a global salaried workforce reduction of approximately five percent. The reduction is expected to cost between $9 million and $10 million, and is anticipated to generate in excess of $10 million in cash savings during fiscal 2003. The components of the restructuring accrual at March 31, 2003 for this program are as follows (in thousands):

                                   Accrual                                       Accrual at
                                 at June 30,                       Cash          March 31,
                                     2002          Expense      Expenditures       2003
                                  ---------        -------      ------------      -------
        Employee severance        $    --          $ 7,859        $(4,373)        $ 3,486
                                  ---------        -------        -------         -------
        Total                     $    --          $ 7,859        $(4,373)        $ 3,486
                                  =========        =======        =======         =======

     The restructuring accrual at March 31, 2003 represents expected future cash payments for these obligations over the next six months.

Widia Integration In addition to the 2003 Workforce Restructuring Program, we have implemented two Widia acquisition-related integration programs (Kennametal Integration Restructuring Program and Widia Integration) which together are expected to result in a global headcount reduction of between 650 and 700 positions, approximately 80% of which is expected to be completed in 2003. We will also close a number of manufacturing facilities and warehouses throughout Europe.

     Kennametal Integration Restructuring Program This program currently will include employee severance costs associated with existing Kennametal facilities.

     The components of the restructuring accrual at March 31, 2003 for this program are as follows (in thousands):

                                   Accrual                                       Accrual at
                                 at June 30,                       Cash          March 31,
                                     2002          Expense      Expenditures       2003
                                  ---------        -------      ------------      -------
pppp
        Employee severance        $    --          $4,029         $ (785)         $3,244
                                  ---------        ------         ------          ------
        Total                     $    --          $4,029         $ (785)         $3,244
                                  =========        ======         ======          ======

     The restructuring accrual at March 31, 2003 represents future cash payments for these obligations over the next twelve months.

     Widia Integration Plan In connection with the acquisition, we have established a Widia integration plan that will consolidate certain Widia and Kennametal operations and functions. This integration plan is to establish centers of excellence in functional areas and enable long-term growth and competitive advantages. Certain costs that are incurred under this plan will be accounted for under EITF 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination." As a result, certain of these costs have been recorded as an adjustment to goodwill and not charged to expense.

                                         Accrual      Adjustment                        Non-       Accrual at
                                       at June 30,        to            Cash            Cash        March 31,
                                          2002         Goodwill     Expenditures     Adjustment       2003
                                       ---------       --------     ------------     ----------      -------
      Facility rationalizations        $     --        $ 1,237        $  (265)        $   118        $ 1,090
      Employee severance                     --         16,482         (3,281)          1,481         14,682
      Terminated contracts                   --          1,326           (410)            125          1,041
                                       ---------       -------        -------         -------        -------
      Total                            $     --        $19,045        $(3,956)        $ 1,724        $16,813
                                       =========       =======        =======         =======        =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

Widia Restructuring In connection with our acquisition of Widia, we assumed $2.4 million of restructuring accruals related to restructuring programs initiated by Widia prior to the acquisition date. These programs, initiated in December 2001, relate to the severance of 156 European employees in both production and administration. The accrual balance at March 31, 2003 of $0.2 million represents a decrease of $2.2 million related to cash payments made during the period since acquisition.

2002 AMSG and MSSG Restructuring In November 2001, we announced a restructuring program whereby we expected to recognize special charges of $15 to $20 million, including period costs, for the closure of three manufacturing locations and the relocation of the production of a certain product line to another plant, and associated workforce reductions. This was done in response to continued steep declines in the end market demand in the electronics and industrial products groups businesses. Additionally, we implemented other worldwide workforce reductions and facility closures in these segments in reaction to the declines in our end markets. All initiatives under this program have been implemented. Total restructuring and asset impairment charges of $17.3 million were recognized in 2002 and $2.5 million were recognized as a component of cost of goods sold in 2002.

We implemented the measures associated with the closing and consolidation of the AMSG electronics facility in Chicago, IL, and MSSG industrial product group's Pine Bluff, AR, and Monticello, IN locations, the production of a particular line of products in Rogers, AR and several customer service centers. The components of the restructuring accrual at March 31, 2003 for this program are as follows (in thousands):

                                  Accrual                                                     Accrual at
                                at June 30,                    Expense           Cash          March 31,
                                   2002         Expense      Adjustments     Expenditures       2003
                                 --------       -------      -----------     ------------      -------
Facility rationalizations        $ 2,977        $    15        $  (110)        $(1,849)        $ 1,033
Employee severance                 1,220            110           --            (1,121)            209
                                 -------        -------        -------         -------         -------
Total                            $ 4,197        $   125        $  (110)        $(2,970)        $ 1,242
                                 =======        =======        =======         =======         =======

The restructuring accrual at March 31, 2003 represents future cash payments for these obligations, of which the majority are expected to occur over the next two quarters.

Previous Programs
During the current quarter, we completed the 2000 Restructuring Program, the 2001 Core-Business Resize Program and the J&L and FSS Business Improvement Program. Cash expenditures during 2003 related to these programs were $0.1 million, $0.2 million and $1.1 million, respectively. There were no material adjustments to the accruals under these programs.

INTEREST EXPENSE

Interest expense for the March 2003 quarter increased 21.0 percent to $9.0 million from $7.4 million a year ago. This increase was primarily due to the greater average level of borrowings which increased by $185.3 million to fund the Widia acquisition. As indicated in Note 4, the original purchase price was reduced by approximately $20.1 million in February 2003 as a result of the settlement agreement with Milacron. The proceeds from the Milacron settlement were used to reduce Euro denominated borrowings. For the nine months ended March 31, 2003, interest expense increased approximately 7.9 percent to $27.1 million from $25.1 million a year ago for the same reasons. Our average U.S. borrowing rate for the quarter and nine month period was 5.17 and 5.40 percent, respectively, compared to 4.61 and 5.06 percent for the three month and nine month periods of a year ago. The increase is due primarily to the ten-year note issue, partially offset by lower short-term interest rates.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

OTHER (INCOME) EXPENSE, NET

For the three months ended March 31, 2003 and 2002, other expense, net was $0.7 million versus other income, net of $0.01 million, respectively. Included in these amounts were fees of $0.4 million and $0.5 million, respectively, incurred in connection with the accounts receivable securitization program. The decline in these fees is due to lower interest rates in the commercial paper market. Also included in other (income) expense is interest income which has increased from $0.3 million in the prior year to $0.8 million in the current year. The benefits associated with the securitization program and interest income were offset by an increase in expense related to foreign exchange hedging losses which increased by $1.5 million, and equity losses which increased by $0.4 million.

For the nine months ended March 31, 2003 and 2002, other income, net was $0.4 million and $0.2 million, respectively. Fees associated with the accounts receivable securitization program declined $0.5 million to $1.5 million in 2003 due to the factor mentioned above. Interest income increased $1.3 million to $2.3 million due to higher cash balances. The other significant components of the increase were higher foreign exchange losses of $0.4 million and equity losses which increased by $0.5 million.

PROVISION FOR INCOME TAXES

The effective tax rate for the three and nine months ended March 31, 2003 was 30 percent compared to an effective rate of 32 percent for the three and nine month period ended March 31, 2002. Management has updated the tax provision to reflect the impact of the Widia acquisition on our effective tax rate. During the three and nine months ended March 31, 2003, we have benefited from foreign tax planning which has resulted in a lower effective tax rate.

CHANGE IN ACCOUNTING PRINCIPLE

We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective July 1, 2001, which establishes new accounting and reporting requirements for goodwill and other intangible assets, including new measurement techniques for evaluating the recoverability of such assets. Under SFAS No. 142, all goodwill amortization ceased effective July 1, 2001. Material amounts of recorded goodwill attributable to each of our reporting units, including those affected by the restructuring program announced in November 2001, were tested for impairment by comparing the fair value of each reporting unit with its carrying value. As a result of the adoption of this rule, we recorded a non-cash, net of tax charge of $250.4 million, or $7.96 per diluted share specific to the electronics (AMSG segment - $82.1 million) and the industrial product group (MSSG segment - $168.3 million) businesses, which were acquired in 1998 as part of the acquisition of Greenfield Industries. The fair values of these reporting units were determined using a combination of discounted cash flow analysis and market multiples based upon historical and projected financial information. Under SFAS No. 142, the impairment adjustment recognized at adoption of this standard was reflected as a cumulative effect of a change in accounting principle, effective July 1, 2001.

NET INCOME

Net income for the quarter ended March 31, 2003 was $9.7 million, or $0.27 per diluted share, compared to $13.1 million, or $0.42 per diluted share, in the same quarter last year. The decline in earnings is attributable to the dilutive effect of the Widia acquisition, increased operating costs and interest expense, partially offset by improved margins and a decline in restructuring charges.

Net income for the nine months ended March 31, 2003 was $23.0 million, or $0.65 per diluted share, compared to a net loss of $227.3 million, or $7.22 per diluted share, in the same period last year. The significant change in net income on a year-over-year basis is the result of a prior year cumulative effect of change in accounting principles which was $250.4 million. The remainder of the change in earnings is attributable to the factors mentioned above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------------------------

BUSINESS SEGMENT REVIEW

We operate four global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG), J&L Industrial Supply (J&L) and Full Service Supply (FSS), and corporate functional shared services.

METALWORKING SOLUTIONS & SERVICES GROUP

                                            Three Months Ended                 Nine Months Ended
                                                 March 31,                         March 31,
                                         ------------------------         ----------------------------
                                            2003           2002             2003                 2002
                                            ----           ----             ----                 ----
         External sales                  $ 297,995      $ 224,971         $ 824,143           $ 666,006
         Intersegment sales                 28,615         29,071            81,085              86,680
         Operating income                   24,156         25,999            66,488              68,080

MSSG external sales increased $73.0 million or 32.5 percent compared to the March 2002 quarter due primarily to the acquisition of Widia, favorable foreign exchange and increased sales in South America and industrial product markets. Widia external sales were $54.4 million or 74.5 percent of the increase in MSSG's March quarter external sales. Favorable foreign exchange effects accounted for $12.4 million or 17.0 percent of the increase in MSSG's March quarter external sales due to a weaker U.S. dollar. Excluding the benefits from the Widia acquisition and foreign exchange, North America sales were flat, while in Europe, sales were down $1.1 million or 1.6 percent. Automotive in North America continued to show weakening market conditions during the quarter while light and general engineering and aerospace remained weak. Heavy engineering, machine tool builders and tool and die makers had modest improvements over the quarter. Product pricing levels were maintained in both the North American and European markets. The industrial products group helped offset these other factors with an increase in sales of $5.9 million or 12.4 percent over the same quarter last year.

For the quarter ended March 31, 2003, operating income of $24.2 million decreased 7.1 percent compared to $26.0 million last year. Included in operating income is $1.1 million and $1.9 million of restructuring costs for the March 31, 2003 and 2002 quarters, respectively. Additionally, included in the March 31, 2003 operating income is $1.9 million of costs associated with the Widia integration. The decline in operating income is due to the Widia integration costs and the dilutive effect of the Widia acquisition. These increased costs are offset by the Kennametal Lean Enterprise initiatives, lower raw material prices, lower restructuring expense, and on-going cost controls.

For the nine months ended March 31, 2003, MSSG external sales increased $158.1 million or 23.7 percent compared to the same period last year. Most of this increase was associated with the Widia acquisition which contributed $132.3 million in external sales during the nine month period. Additionally, the favorable benefits of foreign exchange contributed $20.7 million of the increase in external sales. Excluding the Widia acquisition and favorable foreign exchange effects, sales in North America and Europe were down $7.9 million or
3.4 percent and $8.0 million or 4.1 percent, respectively. This was offset by increases in sales (excluding Widia) in South America of $6.7 million or 78.8 percent, Asia of $2.6 million or 5.7 percent and the industrial products group which increased $9.2 million or 6.3 percent, all in local currency.

For the nine-month period, operating income was $66.5 million compared to $68.1 million last year representing a decrease of $1.6 million or 2.3 percent compared to the prior year. Included in operating income for the nine-month period is $6.0 million and $8.1 million of restructuring costs for 2003 and 2002, respectively. The reduction in restructuring expense was offset, in part, by $4.0 million of Widia integration costs. The remainder of the change in operating income is due to the factors mentioned above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

ADVANCED MATERIALS SOLUTIONS GROUP

                                            Three Months Ended                 Nine Months Ended
                                                 March 31,                          March 31,
                                         ------------------------         ------------------------------
                                            2003           2002              2003                 2002
                                            ----           ----              ----                 ----
         External sales                  $  79,039      $  72,879         $  231,038           $ 227,498
         Intersegment sales                  8,361          5,934             22,867              18,014
         Operating income                    8,757          6,988             25,153              16,699

For the quarter ended March 31, 2003, AMSG external sales increased by $6.2 million or 8.5 percent. The increase in external sales for the quarter is attributed to favorable foreign exchange of $3.4 million and increased sales of $2.6 million in the engineered products market, in local currency.

Operating income for the quarter was $8.8 million compared to $7.0 million last year. The increase in operating income is attributable to increased sales, improved manufacturing efficiencies, lower raw material costs, and the benefits derived from the previously implemented restructuring efforts. Restructuring expense for the quarter increased from $0.6 million in 2002 to $1.1 million in 2003.

For the nine months ended March 31, 2003, external sales increased by $3.6 million or 1.6 percent. The most significant components of the increase are favorable foreign exchange effects which contributed $5.3 million and the Carmet acquisition which contributed $4.9 million. Excluding the benefits of foreign exchange and the Carmet acquisition, sales for the nine-month period declined $6.6 million or 2.9 percent. Lower demand for products used for oil and gas exploration and mining contributed to the decline. Improved year-over-year sales in the engineered products market partially mitigated this decrease.

Operating income was $25.2 million compared to $16.7 million last year. The increase is due to the cost cutting programs mentioned above and due to restructuring expense which has decreased from $6.6 million in 2002 to $3.2 million in 2003.

J&L INDUSTRIAL SUPPLY

                                            Three Months Ended                 Nine Months Ended
                                                 March 31,                          March 31,
                                         ------------------------         ------------------------------
                                            2003           2002              2003                 2002
                                            ----           ----              ----                 ----
         External sales                  $  51,729       $ 58,873         $ 148,012             $ 173,997
         Intersegment sales                    480            533             1,531                 1,602
         Operating income                    1,323          1,208             5,209                (1,725)

For the three months ended March 31, 2003, J&L external sales decreased $7.1 million or 12.1 percent from $58.9 million to $51.7 million. The decrease in external sales is attributed to the Strong Tool divestiture which comprised $7.8 million of the $58.9 million March 2002 external sales. Sales for this segment relate primarily to automotive and aerospace customers which continue to experience weak market conditions. Operating income for the current quarter was $1.3 million compared to $1.2 million in the March 2002 quarter. The increase in operating income is attributed to the reduction in restructuring expense which decreased from $2.4 million for the 2002 quarter to $0.8 million for the 2003 quarter, mostly offset by continued sales volume and pricing pressures.

For the nine months ended March 31, 2003, J&L external sales declined by $26.0 million or 14.9 percent from $174.0 million to $148.0 million. The decline is attributed to the Strong Tool divestiture which comprised $24.2 million of the $174.0 million external sales for the nine-month period ended March 2002. Additionally, slower sales in automotive and aerospace markets also contributed to the decline in external sales. Operating income for the nine-month period increased by $6.9 million from a loss of $1.7 million in 2002 to income of $5.2 million in 2003. The most significant component of the increase was the decline in restructuring expense which decreased by $8.6 million from $9.8 million in 2002 to $1.3 million in 2003. The decline in restructuring expense was offset by increased marketing costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

FULL SERVICE SUPPLY

                                            Three Months Ended                 Nine Months Ended
                                                 March 31,                          March 31,
                                         ------------------------         ------------------------------
                                            2003           2002              2003                 2002
                                            ----           ----              ----                 ----
         External sales                  $  30,480      $ 37,129           $  91,999           $  113,343
         Intersegment sales                    871           639               2,403                1,995
         Operating income                       31           380                (320)               1,799

FSS external sales decreased for the quarter by $6.6 million or 17.9 percent compared to last year due to the loss of sales associated with the discontinuance of certain customer relationships. Operating income for the March 2003 quarter has decreased by $0.3 million over the March 2002 quarter due to the inability of the margins associated with the reduced volume to cover fixed costs. This issue is being remedied through right-sizing efforts, as described in Note 10 - Restructuring and Asset Impairment Charges, as well as through a continuous program to reduce operating expense. Additionally, new marketing and business development programs are underway to replace the lost sales.

Compared to the same period last year, FSS external sales declined $21.3 million or 18.8 percent for the nine months ended March 31, 2003. For the nine month period, FSS had an operating loss of $0.3 million, a decline of $2.1 million compared to the same period last year. These declines are due to the same factors as mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flow from operations is the primary source of financing for capital expenditures and internal growth. During the nine months ended March 31, 2003, we generated $115.4 million in cash flow from operations, an increase of $3.4 million compared to the year-ago period. The increase resulted primarily from cash generated by a federal income tax refund of $15.0 million, partially offset by an increase in cash payments for restructuring expense which increased to $14.8 million in the nine-month period ended March 31, 2003 from $6.9 million for the same period last year.

Net cash used for investing activities was $205.4 million, an increase of $174.5 million compared to the nine months ended March 31, 2002. The increase is almost entirely due to the net cost paid for Widia of $165.5 million. Additionally, capital expenditures of $36.0 million were incurred during the current period. We have projected our capital expenditures for 2003 to be in the range of $50 to $55 million and will be primarily used to support new strategic initiatives, new products and to upgrade machinery and equipment. We believe this level of capital spending is sufficient to maintain competitiveness and improve productivity.

On February 12, 2003, Milacron Inc. and Kennametal signed a settlement agreement with respect to the calculation of the post-closing purchase price adjustment for the Widia acquisition pursuant to which Milacron paid us, on February 24, 2003, Euro 18.8 million ($20.1 million) in cash. The proceeds from the Milacron settlement were used to reduce Euro denominated borrowings.

Fiscal 2003 restructuring and integration programs are expected to result in cash payment of $50 to $60 million during the fourth quarter of fiscal year 2003 and into fiscal 2004. We anticipate that cash provided from operating activities will exceed capital expenditures and cash restructuring charges, and debt will be further reduced throughout fiscal 2003.

Net cash provided from financing activities was $93.8 million, an increase of $177.3 million compared to the same period last year. This increase is due to the incremental borrowings required to finance the Widia acquisition of $165.5 million, partially offset by debt repayments, lower purchases of treasury stock and increased cash payments for dividends due to additional shares being issued in June 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

In September 2001, we continued our program to repurchase, from time to time, our outstanding capital stock for investment or other general corporate purposes. During the first quarter of the prior fiscal year, we purchased 375,000 shares of our capital stock at a total cost of $12.4 million. No shares were repurchased during the current quarter or the nine month period ending March 31, 2003. As a result of last year's repurchases, we had completed our repurchase program announced January 31, 1997 of 1,600,000 shares and brought the total purchased under the authority of the second repurchase program announced in October 2000 to approximately 200,000 shares, of a total 2,000,000 authorized. The repurchases were financed principally by cash from operations and short-term borrowings. Cumulatively, we have repurchased 1,755,900 shares under the authority of these programs. Repurchases may be made from time to time in the open market, in negotiated or other permissible transactions.

FINANCIAL CONDITION

Total assets were $1,863.4 million at March 31, 2003, compared to $1,523.6 million at June 30, 2002. Net working capital was $443.2 million, up 18.1 percent from $375.3 million at June 30, 2002. The increase in total assets (including goodwill) and net working capital is primarily related to the Widia acquisition which increased total assets by $303.1 million and working capital by $55.8 million. The Widia acquisition also was the primary reason for increases in accounts receivable, the allowance for doubtful accounts, inventories, net property, plant and equipment, long-term debt and pension and other post-employment benefits.

We measure our working capital management performance and our ability to generate cash flow by monitoring selected components of working capital. In particular, we focus on accounts receivable, inventories and accounts payable since these working capital items are controllable at the business unit level. The following summarizes these selected working capital items:

                                                                       Quarter Ended
                                       Quarter Ended March 31,            June 30,
                                     ---------------------------       -------------
                                        2003              2002              2002
                                        ----              ----              ----
     Accounts receivable, net        $ 235,908         $ 168,094         $ 179,101
     Inventories                       408,996           351,129           345,076
     Less: accounts payable           (120,981)          (93,810)         (101,586)
                                     ---------         ---------         ---------
     Total                           $ 523,923         $ 425,413         $ 422,591

Inventory turnover increased to 3.1 at March 31, 2003, compared to 2.9 at June 30, 2002 and 2.9 at March 31, 2002, due to continued initiatives aimed at maintaining favorable inventory turns. The total debt-to-total capital ratio increased to 43 percent at March 31, 2003 from 37 percent at June 30, 2002, primarily due to the borrowings to fund the Widia acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The adoption of this standard, effective July 1, 2002, did not have a material impact on our consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121. This statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The provisions of this statement are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this standard effective July 1, 2002, had no material impact on the results of our operations or financial position.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities," which addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability incurred. The provisions of this statement have been applied to any exit or disposal activities entered into after January 1, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee, FIN 45 also requires enhanced disclosures in company's interim and annual filings. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of both interim and fiscal years ending after December 15, 2002. The adoption of this standard did not have a material impact on our consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

In January 2003, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure provisions of that statement to require prominent disclosure about the effects of reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, the Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendments to APB Opinion No. 28 are effective for financial reports containing Condensed Financial Statements for interim periods beginning after December 15, 2002. The disclosure provisions of this statement were adopted January 1, 2003.

In January 2003 the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for the Company after July 31, 2003 and will not have a material impact on the Company's results of operations or financial condition.

In January 2003, the EITF released Issue No. 00-21, ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables," which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management is currently assessing the details of the standard and is preparing a plan of implementation.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking" statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as "should," "anticipate," "estimate," "approximate," "expect," "may," "will," "project," "intend," "plan," "believe" and other words of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements are likely to relate to, among other things, our goals, plans and projections regarding our financial position, results of operations, cash flows, market position and product development, which are based on current expectations that involve inherent risks and uncertainities, including factors that could delay, divert or change any of them in the next several years. Although it is not possible to predict or identify all factors, they may include the following: global economic conditions; future terrorist attacks; epidemics; risks associated with integrating and divesting businesses and achieving the expected savings and synergies; demands on management resources; risks associated with international markets such as currency exchange rates, and social and political environments; competition; labor relations; commodity prices; demand for and market acceptance of new and existing products, and risks associated with the implementation of restructuring plans and environmental remediation matters. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------------------

We have experienced certain changes in our exposure to market risk from June 30, 2002.

During the quarter and nine months ended March 31, 2003, we recognized non-cash increases of $0.2 million and $19.0 million, respectively, in our long-term debt associated with our fixed-to-floating interest rate swap agreements. In April of 2003, we terminated the interest rate swap resulting in Kennametal receiving cash of $15.5 million.

Additionally, as a result of the recent acquisition of Widia, we now have an increased exposure to fluctuations in the value of the Euro. As a result of the acquisition, management believes that there now exists a more balanced distribution of investment in the North American and European markets which is subject to foreign currency fluctuation.


ITEM 4. CONTROLS AND PROCEDURES
-------------------------------------------------------------------------------

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

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION
-------------------------------------------------------------------------------

During the three-month period ended March 31, 2003, the Audit Committee approved new or recurring engagements of PricewaterhouseCoopers LLP for tax compliance and planning.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------

     (a)  Documents filed as part of this Form 10-Q

          (99) Additional Exhibits

               (99.1) Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Markos I. Tambakeras, Chief Executive Officer of Kennametal Inc. and F. Nicholas Grasberger III, Chief Financial Officer of Kennametal Inc.

          A signed original of this written statement required by Section 906 has been provided to Kennametal Inc. and will be retained by Kennametal Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

          The foregoing certification is being furnished in accordance with Securities and Exchange Commission Release No. 34-47551 and shall not be considered filed as part of the Form 10-Q.

     (b)  Reports on Form 8-K

          The following were filed during the quarter ended March 31, 2003.

               Form 8-K dated March 28, 2003, reported under Item 9. Regulation FD Disclosure regarding the press release announcing revised sales and earnings outlook for the company's fiscal 2003 third and fourth quarters.

               Form 8-K for the event dated January 28, 2003, reporting under
               Item 5. Other events and Regulations FD Disclosure regarding the election of Larry Stranghoener to the Board of Directors.

               Form 8-K dated January 29, 2003, reported under Item 9. Regulation FD Disclosure regarding the press release announcing second quarter fiscal 2003 financial results.

          The following were filed subsequent to the quarter ended March 31, 2003.

               Form 8-K dated April 30, 2003, reported under Item 9. Regulation FD Disclosure regarding the press release announcing third quarter 2003 financial results.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           KENNAMETAL INC.



Date:    May 14, 2003                 By:  /s/ TIMOTHY A. HIBBARD
                                           -----------------------------------
                                           Timothy A. Hibbard
                                           Corporate Controller and
                                           Chief Accounting Officer

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

Date: May 14, 2003
                                             /s/ MARKOS I. TAMBAKERAS
                                             -------------------------------
                                             Markos I. Tambakeras
                                             Chairman, President and
                                             Chief Executive Officer

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

Date: May 14, 2003


                                     /s/ F. NICHOLAS GRASBERGER III
                                     -----------------------------------
                                     F. Nicholas Grasberger III
                                     Vice President and Chief Financial Officer