Form 10-K
period 2003-06-30
KENNAMETAL INC
filed 2003-09-18
CIK 55242

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003

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

          Title of each class                Name of each exchange on which registered
Capital Stock, par value $1.25 per share              New York Stock Exchange
    Preferred Stock Purchase Rights                   New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 126-2 of the Exchange Act). YES [X] NO [ ]

As of December 31, 2002, the aggregate market value of the registrant's Capital Stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $910,500,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant's Capital Stock have been deemed affiliates.

As of August 29, 2003, there were 35,915,232 shares of the Registrant's Capital Stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2003 Annual Meeting of Shareowners are incorporated by reference into Parts III and IV.

Table of Contents

Item No.                                                                                         Page
PART I
 1.  Business                                                                                      3
 2.  Properties                                                                                   10
 3.  Legal Proceedings                                                                            11
 4.  Submission of Matters to a Vote of Security Holders                                          11
     Executive Officers of the Registrant                                                         12

PART II
 5.  Market for the Registrant's Common Equity and Related Shareowner Matters                     14
 6.  Selected Financial Data                                                                      15
 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations        18
 7A. Quantitative and Qualitative Disclosures About Market Risk                                   32
 8.  Financial Statements and Supplementary Data                                                  34
 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         67
 9A. Controls and Procedures                                                                      67

PART III
 10. Directors and Executive Officers of the Registrant                                           68
 11. Executive Compensation                                                                       68
 12. Security Ownership of Certain Beneficial Owners and Management
     and Related Shareowner Matters                                                               68
 13. Certain Relationships and Related Transactions                                               68
 14. Principal Accountant Fees and Services                                                       68

PART IV
 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                             69
     Signatures                                                                                   72


FORWARD-LOOKING INFORMATION

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

Part I

ITEM 1 - BUSINESS

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

BUSINESS SEGMENT REVIEW We operate four global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG), J&L Industrial Supply (J&L) and Full Service Supply (FSS). Segment selection was based upon internal organizational structure, the manner in which we organize segments for making operating decisions and assessing performance, the availability of separate financial results, and materiality considerations. Sales and operating income by segment are presented in Management's Discussion and Analysis set forth in Item 7 in this annual report on Form 10-K and Note 18 "Segment Data" of our consolidated financial statements set forth in Item 8 in this annual report on Form 10-K.

METALWORKING SOLUTIONS & SERVICES GROUP--MSSG In the MSSG segment, we provide consumable metalcutting tools and tooling systems to manufacturing companies in a wide range of industries throughout the world. Metalcutting operations include turning, boring, threading, grooving, milling and drilling. Our tooling systems consist of a steel toolholder and cutting tool such as an indexable insert or drill made from cemented tungsten carbides, high speed steel and other hard materials. We also provide solutions to our customers' metalcutting needs through engineering services aimed at improving their competitiveness.

During a metalworking operation, the toolholder is positioned in a machine that provides the turning power. While the workpiece or toolholder is rapidly rotating, the cutting tool insert or drill contacts the workpiece and cuts or shapes the workpiece. The cutting tool insert or drill is consumed during use and must be replaced periodically.

We serve a wide variety of industries that cut and shape metal parts including manufacturers of automobiles, trucks, aerospace components, farm equipment, oil and gas drilling and processing equipment, railroad, marine, power generation equipment, machinery, appliances, factory equipment and metal components, as well as job shops and maintenance operations. We deliver our products to customers through a direct field sales force, distribution, integrated supply programs, mail-order and e-business.

With a global marketing organization and operations worldwide, we believe we are the second largest global provider of consumable metalcutting tools and supplies.

ADVANCED MATERIALS SOLUTIONS GROUP--AMSG In the AMSG segment, the principal business is the production and sale of cemented tungsten carbide products used in mining, highway construction, engineered applications requiring wear and corrosion resistance, including circuit board drills, compacts and other similar applications. These products have technical commonality to our core metalworking products. We also sell metallurgical powders to manufacturers of cemented tungsten carbide products. We also provide application specific component design services and on-site application support services.

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

J&L INDUSTRIAL SUPPLY--J&L In this segment, we provide metalworking consumables and related products to small- and medium-sized manufacturers in the United States and the United Kingdom. J&L markets products and services through annual mail-order catalogs and monthly sales flyers, telemarketing, the Internet and field sales. J&L distributes a broad range of metalcutting tools, abrasives, drills, machine tool accessories, precision measuring tools, gages, hand tools and other supplies used in metalcutting operations. The majority of industrial supplies distributed by J&L are purchased from other manufacturers, although the product offering does include Kennametal-manufactured items.

FULL SERVICE SUPPLY--FSS In the FSS segment, we provide metalworking consumables and related products to medium- and large-sized manufacturers in the United States and Canada. FSS offers integrated supply programs that provide inventory management systems, just-in-time availability and programs that focus on total cost savings. Through FSS programs, large commercially-oriented customers seeking a single source of metalcutting supplies engage us to carry out all aspects of complex metalworking supply processes, including needs assessment, cost analysis, procurement planning, supplier selection, "just-in-time" restocking of supplies and ongoing technical support.

INTERNATIONAL OPERATIONS Our international operations are subject to the usual risks of doing business in those countries, including foreign currency exchange fluctuations and changes in social, political and economic environments. Our principal international operations in the MSSG and AMSG segments are conducted in Western Europe, Canada, the Asia Pacific region, China, South Africa and Mexico. In addition, we have manufacturing and/or distribution in Israel and South America, and sales agents and distributors in Eastern Europe and other areas of the world. Our Western European operations are integral to our U.S. operations, however, the diversification of our overall operations tends to minimize the impact of changes in demand on total sales and earnings in any one particular geographic area.

Our international assets and sales are presented under Note 18 "Segment Data" of our consolidated financial statements set forth in Item 8 in this annual report on Form 10-K. Information pertaining to the effects of foreign exchange risk is contained under the caption "Quantitative and Qualitative Disclosure about Market Risk" in Management's Discussion and Analysis set forth in Item 7 in this annual report on Form 10-K.

BUSINESS DEVELOPMENT On August 30, 2002, we purchased the Widia Group (Widia) in Europe and India from Milacron Inc. for EUR 188 million ($185.3 million) subject to a purchase price adjustment. On February 12, 2003, Milacron Inc. and Kennametal signed a settlement agreement with respect to the calculation of the post-closing purchase price adjustment for the Widia acquisition pursuant to which Milacron paid Kennametal EUR 18.8 million ($20.1 million) in cash. The net cash purchase price of $167.1 million includes the actual purchase price of $185.3 million less the settlement of $20.1 million plus $6.2 million of direct acquisition costs ($1.1 million paid in fiscal year 2002 and $5.1 million paid during the twelve months ended June 30, 2003) less $4.3 million of acquired cash. We financed the acquisition with funds borrowed under our three-year, multi-currency, revolving credit facility (2002 Credit Agreement) which we entered into on June 27, 2002 with a group of financial institutions. The acquisition of Widia improves our global competitiveness, strengthens our European position and represents a strong platform for increased penetration in Asia. Widia's operating results have been included in our consolidated results since the acquisition date of August 30, 2002.

We continue to evaluate new opportunities that allow for the expansion of existing product lines into new market areas, either directly or indirectly through joint ventures, where appropriate.

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

We market our products under various trademarks and tradenames, such as Kennametal*, the letter K combined with other identifying letters and/or numbers*, Block Style K*, Kendex*, Kenloc*, KennaMAX*, JLK*, J&L*, Kennametal Hertel*, Hertel*, KM Micro*, Widia*, Heinlein*, Widma*, Ecogrind*, Top Notch*, Erickson*, Kyon*, KM*, Drill-Fix*, Fix-Perfect*, Disston*, Chicago Latrobe*, Greenfield*, RTW* and Cleveland*. We also sell products to customers who resell such products under the customers' names or private labels.

RAW MATERIALS AND SUPPLIES Major metallurgical raw materials consist of ore concentrates, compounds and secondary materials containing tungsten, tantalum, titanium, niobium and cobalt. Although adequate supply of these raw materials currently exists, our major sources for raw materials are located abroad and prices fluctuate at times. For these reasons, we exercise great care in the selection, purchase and inventory availability of raw materials. We also purchase steel bars and forgings for making toolholders, high speed steel and other tool parts, rotary cutting tools and accessories. We obtain products purchased for use in manufacturing processes and for resale from thousands of suppliers located in the United States and abroad.

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

Research and development expenses totaled $23.6 million, $18.3 million and $18.9 million in 2003, 2002 and 2001, respectively. Additionally, certain costs associated with improving manufacturing processes are included in cost of goods sold. We hold a number of patents, which, in the aggregate, are material to the operation of our businesses.

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

The principal elements of competition in our businesses are service, product innovation, quality, availability and price. We believe that our competitive strength rests on our customer service capabilities, including multiple distribution channels, our global presence, state-of-the-art manufacturing capabilities, ability to develop solutions to address customer needs through new and improved tools, and the consistent high quality of our products. Based upon our strengths, we are able to sell products based on the value added to the customer rather than strictly on competitive prices.

REGULATION We are not currently party to any material legal proceedings, however, we are periodically subject to legal proceedings and claims that arise in the ordinary course of our business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of the Company, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, or if protracted litigation were to ensue, the impact could be material to the Company.

* Trademark owned by Kennametal Inc. or a subsidiary of Kennametal Inc.

Compliance with government laws and regulations pertaining to the discharge of materials or pollutants into the environment or otherwise relating to the protection of the environment did not have a material effect on our capital expenditures or competitive position for the years covered by this report, nor is such compliance expected to have a material effect in the future.

We are involved in various environmental cleanup and remediation activities at several of our manufacturing facilities. In addition, we are currently named as a potentially responsible party (PRP) at the Li Tungsten Superfund site in Glen Cove, New York. In December 1999, we recorded a remediation reserve of $3.0 million with respect to our involvement in these matters, which is recorded as a component of operating expense. This represents our best estimate of the undiscounted future obligation based on our evaluations and discussions with outside counsel and independent consultants, and the current facts and circumstances related to these matters. We recorded this liability because certain events occurred, including the identification of other PRPs, an assessment of potential remediation solutions and direction from the government for the remedial action plan, that clarified our level of involvement in these matters and our relationship to other PRPs. This led us to conclude that it was probable that a liability had been incurred. At June 30, 2003, we have an accrual of $2.8 million recorded relative to this environmental issue.

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

Additionally, we also maintain reserves for other potential environmental issues associated with our domestic operations and a location operated by our German subsidiary. At June 30, 2003, the total of these accruals was $1.3 million and represents anticipated costs associated with the remediation of these issues. Cash payments of $0.1 million have been made against this reserve during the year.

During the due diligence phase of the Widia acquisition, we identified certain environmental exposures with Widia manufacturing locations in Europe and India. The purchase price paid reflected our estimate of this exposure. As a result of the Widia acquisition, we have established an environmental reserve of $6.2 million, which is consistent with our expectations determined during the due diligence phase. This reserve will be used for environmental clean-up and remediation activities at several Widia manufacturing locations. This liability represents our best estimate of the future obligation based on our evaluations and discussions with independent consultants and the current facts and circumstances related to these matters. This liability has been recorded as part of the Widia acquisition and has not been reflected in our operating results.

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

PUBLIC OFFERINGS On June 19, 2002, we sold 3.5 million shares of capital stock at a price of $36 per share. Net of issuance costs, this offering yielded proceeds of $120.6 million. On the same date, we issued $300.0 million of 7.2% Senior Unsecured Notes due 2012 at 99.629% of face amount for net proceeds of $294.3 million after related financing costs. Proceeds of these offerings were utilized to repay senior bank indebtedness.

EMPLOYEES We employed approximately 13,970 persons at June 30, 2003, of which approximately 6,900 were located in the United States and 7,070 in other parts of the world, principally Europe and Asia Pacific. At June 30, 2003, approximately 3,690 of the above employees were represented by labor unions. We consider our labor relations to be generally good.

AVAILABLE INFORMATION Our Internet address is www.kennametal.com. On our Investor Relations page on our Web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Information Web page, which also includes Forms 3, 4 and 5 filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934, are available to be viewed on this page free of charge. Information contained on our Web site is not part of this annual report on Form 10-K or our other filings with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events or otherwise. A copy of this annual report on Form 10-K is available without charge upon written request to:
Investor Relations, Beth Riley, Kennametal Inc., 1600 Technology Way, P.O. Box 231, Latrobe, Pa. 15650-0231.

CORPORATE DIRECTORY Our consolidated subsidiaries and affiliated companies as of June 30, 2003 are:

Consolidated Subsidiaries of Kennametal Inc.
Kennametal Australia Pty. Ltd.
Kennametal Foreign Sales Corporation
Kennametal Ltd.
Kennametal (Canada) Ltd.
Kennametal (Shanghai) Ltd.
Kennametal (Thailand) Co., Ltd.
Kennametal (Xuzhou) Company Ltd.
Kennametal Hardpoint Inc.
Kennametal Japan Ltd.
Kennametal (Malaysia) Sdn. Bhd.
Kennametal de Mexico, S.A. de C.V.
Kennametal SP. Z.o.o
Kennametal (Singapore) Pte. Ltd.
Kennametal South Africa (Proprietary) Ltd.
Kennametal Korea Ltd.
Kennametal Holding Cayman Islands Limited
Kennametal Co., Ltd.
Kennametal Financing I
Kennametal Financing II Corp.
Kennametal Holdings Europe Inc.
Adaptive Technologies Corp.
Circle Machine Company
Greenfield Industries, Inc.

Consolidated Subsidiaries of Kennametal Financing II
Kennametal PC Inc.
Kennametal TC Inc.
Kennametal Receivables Corporation

Consolidated Subsidiaries of Kennametal Holdings Europe Inc.
JLK Direct Distribution Inc.
Kennametal W Holdings Inc.

Consolidated Subsidiaries of Kennametal Widia Holdings Inc.
Kennametal Europe Holding GmbH
Kennametal Widia Beteiligungs GmbH
Kennametal Widia Holdings GmbH
Widia GmbH
V & S Werkzeuge GmbH

Consolidated Subsidiaries of Kennametal Hardpoint, Inc.
Kennametal Hardpoint H.K. Ltd.
Kennametal Hardpoint (Taiwan) Inc.

Consolidated Subsidiary of Kennametal Hardpoint H.K. Ltd.
Kennametal Hardpoint (Shanghai) Ltd.

Consolidated Subsidiaries of Widia GmbH
Meturit AG
Widia Vetriebsgesellschaft mbH

Consolidated Subsidiary of Meturit AG
Widia (India) Limited

Consolidated Subsidiaries of Kennametal Holdings Cayman Islands Limited Kennametal Argentina S.A.
Kennametal do Brasil Ltda.
Kennametal Chile Ltda.

Consolidated Subsidiary of Metruit AG
Widia India Ltd.

Consolidated Subsidiaries of Kennametal Europe Holdings GmbH
Cirbo Limited England
Kennametal Hertel Europe Holding GmbH

Consolidated Subsidiaries of JLK Direct Distribution Inc.
J&L America, Inc.
Full Service Supply Inc.

Consolidated Subsidiary of Full Service Supply Inc.
Full Service Supply Ltd.

Consolidated Subsidiaries of Kennametal Hertel Europe Holding GmbH Kennametal Hertel AG
Kemmer Hartmetallwerkzeuge GmbH
Kennametal Hertel Hungaria Kft.
Kemmer Hartmetallwerkeeuge GmbH

Consolidated Subsidiaries of Kemmer Hartmetallwerkeeuge GmbH
Kemmer Prazisian GmbH
Kemmer Cirbo S.r.l. Italy

Consolidated Subsidiaries of Kennametal Hertel AG
Kennametal Hertel Belgium S.A.
Kennametal UK Limited
Kennametal France SAS
Kennametal Beteiligungs GmbH
Kennametal Europe GmbH
Kennametal Deutschland GmbH
Kennametal Hertel International GmbH
Kennametal GmbH & Co. K.G.
Kennametal Korea GmbH
Rubig G.m.b.H. & Co. K.G.
Kennametal Hertel S.p.A.
Kennametal Nederland B.V.
Nederland Hardmetal Fabrieken B.V.
Kennametal Kecisi Takimlar Sanayi ve Ticaret A.S.
Kennametal Hertel International GmbH
Kennametal Hertel Iberica S.L.
Kennametal Osterreich GmbH

Consolidated Subsidiaries of Kennametal Osterreich GmbH
Kennametal Polska Sp. Z.o.o.
Kennametal Kft.

Consolidated Subsidiary of Kennametal UK Limited
Widia UK Ltd.

Consolidated Subsidiaries of Kennametal Hertel Nederland B.V.
Widia Nederland B.B.
Kennametal Engineered Products B.V.

Consolidated Subsidiary of Kennametal Hertel France S.L.
Widia France SAS

Consolidated Subsidiary of Kennametal Iberica S.L.
Kenci S.A.

Consolidated Subsidiary of Kennametal Italia S.p.A.
Kennametal Hertel Italia S.r.l.

Consolidated Subsidiary of Kennametal Hertel Italia S.r.L.
Widia Italia S.r.l.

Consolidated Subsidiaries of J&L America, Inc.
J&L Industrial Supply Ltd.
J&L Industrial Supply UK (branch)

Consolidated Subsidiaries of Greenfield Industries, Inc.
Greenfield Industries Canada Incorporated
Hanita Metal Works, Ltd.
Cleveland Twist Drill de Mexico, S.A. de C.V.
Carbidie Asia Pacific Pte. Ltd.
Kemmer International, Inc.
Rogers Tool Works, Inc.
South Deerfield Industrial, Inc.
Hanita Cutting Tools, Inc.
Hanita Metal Works GmbH (Germany)

Consolidated Subsidiaries of Rogers Tool Works Inc.
TCM Europe, Inc.
RTW Limited (England)
Kennametal Hungary Finance Services kft.
Kennametal Hungary Holdings Inc.

Consolidated Subsidiary of Cleveland Twist Drill de Mexico, S.A. de C.V. Herramientas Cleveland, S.A. de C.V.

Consolidated Subsidiary of Herramientas Cleveland, S.A. de C.V.
Greenfield Tools de Mexico, S.A. de C.V.

ITEM 2 - PROPERTIES

Our principal executive offices are located at 1600 Technology Way, P.O. Box 231, Latrobe, Pa., 15650.A summary of our principal owned and leased manufacturing facilities is as follows:

          Location               Owned/Leased                   Principal Products
          --------               ------------                   ------------------
United States:
Bentonville, Arkansas            Owned            Carbide Round Tools
Rogers, Arkansas                 Owned            Carbide Products
Monrovia, California             Leased           Boring Bars
Placentia, California            Leased           Wear Parts
Evans, Georgia                   Owned            High Speed Steel Drills
Elk Grove Village, Illinois      Leased           Fixed Limited Gages
Rockford, Illinois               Owned            Indexable Tooling
Framingham, Massachusetts        Leased           Fixed Limited Gages
Greenfield, Massachusetts        Owned            High Speed Steel Taps
South Deerfield, Massachusetts   Leased           High Speed Steel Drills and Saw Blades
Traverse City, Michigan          Owned            Ceramic Wear Parts
Troy, Michigan                   Leased           Metalworking Toolholders
Fallon, Nevada                   Owned            Metallurgical Powders
Asheboro, North Carolina         Owned            High Speed Steel End Mills
Roanoke Rapids, North Carolina   Owned            Metalworking Inserts
Orwell, Ohio                     Owned            Metalworking Inserts
Solon, Ohio                      Owned            Metalworking Toolholders
Bedford, Pennsylvania            Owned            Mining and Construction Tools and Wear Parts
Irwin, Pennsylvania              Owned            Carbide Wear Parts
Latrobe, Pennsylvania            Owned            Metallurgical Powders and Wear Parts
Clemson, South Carolina          Owned            High Speed Steel Drills
Johnson City, Tennessee          Owned            Metalworking Inserts
Whitehouse, Tennessee            Leased           Fixed Limited Gages
Lyndonville, Vermont             Owned            High Speed Steel Taps
Chilhowie, Virginia              Owned            Mining and Construction Tools and Wear Parts
New Market, Virginia             Owned            Metalworking Toolholders

International:
Victoria, Canada                 Owned            Wear Parts
Pudong, China                    Owned            Metalworking Inserts and Circuit Boards
Xuzhou, China                    Owned            Mining Tools
Bodmin, England                  Owned            Circuit Board Drills and Routers
Kingswinford, England            Leased           Metalworking Toolholders
Sheffield, England               Leased           High Speed Steel Drills
Bordeaux, France                 Leased           Metalworking Cutting Tools
Boutheon Cedex, France           Owned            Metalworking Inserts
Altenburg, Germany               Leased           High Speed Steel Taps
Ebermannstadt, Germany           Owned            Metalworking Inserts
Essen, Germany                   Owned/Leased     Metallurgical Powders and Wear Parts
Koenigsee, Germany               Leased           Carbide and High Speed Steel Drills
Lichtenau, Germany               Owned/Leased     Metalworking Toolholders
Lorch, Germany                   Leased           Circuit Board Drills
Mistelgau, Germany               Owned            Metallurgical Powders, Metalworking Inserts
                                                  and Wear Parts

       Location                  Owned/Leased              Principal Products
       --------                  ------------              ------------------
Nabburg, Germany                 Owned            Metalworking Toolholders
Vohenstrauss, Germany            Owned            Metalworking Carbide Drills
Bangalore, India                 Owned            Metalworking Inserts and Toolholders
                                                  and Wear Parts
Patancheru, India                Owned            Mining Tools and Wear Parts
Shlomi, Israel                   Owned            High Speed Steel Endmills
Milan, Italy                     Owned            Metalworking Cutting Tools
Pachuca, Mexico                  Owned            High Speed Steel Drills
Arnhem, Netherlands              Owned            Wear Products
Hardenberg, Netherlands          Owned            Wear Products
Vitoria, Spain                   Leased           Metalworking Carbide Drills

We also have a network of warehouses and customer service centers located throughout North America, Western Europe, India, Asia, South America and Australia, a significant portion of which are leased. The majority of our research and development efforts are conducted in a corporate technology center located adjacent to the world headquarters in Latrobe, Pa., and in Rogers, Ark., Furth, Germany and Essen, Germany.

We use all significant properties in the business of powder metallurgy, tools, tooling systems and industrial supply. Our production capacity is adequate for our present needs. We believe that our properties have been adequately maintained, generally are in good condition and are suitable for our business as presently conducted.

ITEM 3 - LEGAL PROCEEDINGS

Incorporated by reference is information set forth in Part I herein under the caption "Regulation." Other than noted therein, there are no material pending legal proceedings, other than litigation incidental to the ordinary course of business, to which Kennametal or any of our subsidiaries is a party or of which any of our property is the subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2003, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the officers of Kennametal Inc. is as follows (included herein pursuant to Item 401(b) of Regulation S-K): Name, Age and Position, Experience During Past Five Years(2)

Markos I. Tambakeras, 52(1)
Chairman, President and Chief Executive Officer

Chairman of the Board effective July 1, 2002. President and Chief Executive Officer since July 1, 1999. Formerly employed by Honeywell Inc. as President of Industrial Controls Business from 1997 to 1999.

R. Daniel Bagley, 43(1)
Vice President, Corporate Strategy and MSSG Marketing

Vice President since July 2002. Formerly, Business Development Director and Industrial Consultant for Deloitte & Touche Consulting Group from 1997-2002; Vice President, Global Sales & Sourcing for General Signal Corporation from 1993-1997; and Director, U.S. Marketing and Distribution for Robert Bosch Fluid Power Corporation from 1992-1993.

James R. Breisinger, 53(1)
Vice President, President, Advanced Materials Solutions Group

Vice President, President, Advanced Materials Solutions Group since April 2003. Chief Operating Officer, Advanced Materials Solutions Group from August 2000 to April 2003. Chief Financial Officer from September 1998 to August 2000. Chief Operating Officer, Greenfield Industries, Inc. from March through September 1998. Corporate Controller from 1994 to 1998.

Carlos M. Cardoso, 45(1)
Vice President, President, Metalworking Solutions and Services Group

Vice President, President, Metalworking Solutions and Services Group since April 2003. Formerly, President, Pump Division, Flowserve Corporation from August 2001 to March 2003; Vice President and General Manager, Engine Systems and Accessories, of Honeywell International, Inc. (formerly Allied Signal, Inc.) from March 1999 to August 2001; and Vice President and General Manager, Marketing Sales and Services, Aerospace Services, Allied Signal, Inc. from March 1998 to March 1999.

M. Rizwan Chand, 39(1)
Vice President, Human Resources and Corporate Relations

Vice President, Human Resources and Corporate Relations since March 2003. Vice President and Chief Human Resources Officer from May 2000 to February 2003. Previously Vice President, Human Resources for Aetna International in 1999. Previously with Mary Kay Inc. as Senior Vice President, Global Human Resources from 1996 to 1999.

Stanley B. Duzy, Jr., 56(1)
Vice President, Chief Administrative Officer

Vice President since November 1999. Formerly employed by Honeywell Inc. as Vice President of Industrial Controls Business from 1998 to 1999 and Vice President and Controller, Asia Pacific from 1992 to 1997.

F. Nicholas Grasberger III, 39(1)
Vice President, Chief Financial Officer

Vice President and Chief Financial Officer since August 2000. Formerly, Corporate Treasurer, H.J. Heinz Company from 1997 to 2000.

David W. Greenfield, 53(1)
Vice President, Secretary and General Counsel

Vice President, Secretary and General Counsel since October 2001. Formerly a member of Buchanan Ingersoll Professional Corporation (attorneys-at-law) July 2000 to September 2001. Special Counsel for ArvinMeritor (a provider of components for vehicles) from February 1999 to July 2000. Senior Vice President, General Counsel and Secretary for Meritor Automotive, Inc. (predecessor to ArvinMeritor) from May 1997 to February 1999.

Timothy A. Hibbard, 46(1)
Corporate Controller and Chief Accounting Officer

Corporate Controller and Chief Accounting Officer since February 2002. Director of Finance for the Advanced Materials Solutions Group from September 2000 to February 2002. Vice President and Controller of Greenfield Industries, Inc. from October 1998 to September 2000. Division Controller of Mining & Construction Division from April 1998 to October 1998.

Brian E. Kelly, 40
Assistant Treasurer and Director of Tax

Assistant Treasurer and Director of Tax since September 1998. Manager of Corporate Tax from 1996 to 1998.

Lawrence J. Lanza, 54(1)
Corporate Treasurer

Elected Corporate Treasurer in July 2003. Formerly Assistant Treasurer and Director of Treasury Services from April 1999 to July 2003. Manager, Treasury Services from August 1998 to March 1999. Previously, Director, Global Capital Markets for CBS Corporation, formerly Westinghouse Electric Corporation, from 1994 to 1998.

James E. Morrison, 52(1)
Vice President, Mergers and Acquisitions

Vice President, Mergers and Acquisitions, since July 2003. Vice President since 1994. Treasurer from 1987 to July 2003.

Wayne D. Moser, 50
Vice President, General Manager, Industrial Products Europe

Vice President since 1998. General Manager, Industrial Products Europe effective July 2003. Integration Director from May 2002 to June 2003. Formerly, General Manager, Mining & Construction from 1997 to 2002.

Ralph G. Niederst, 52(1)
Vice President, Chief Information Officer

Vice President since May 2000. Formerly, Director of Management Information Technology at Harsco Corporation's Heckett Multiserv Division from 1995 to 2000.

Kevin G. Nowe, 51
Assistant Secretary, Assistant General Counsel

Assistant General Counsel since 1992 and Assistant Secretary since 1993.

Ajita G. Rajendra, 51
Vice President, Director, Industrial Products Group

Vice President since 1998. Director, Industrial Products Group since 1997. Vice President of the Electronic Products Group of Greenfield Industries, Inc. from 1996 to 1997.

P. Mark Schiller, 55
Vice President, Director of Distribution Services

Vice President since 1992. Director of Distribution Services since
1990.

Michael P. Wessner, 42(1)
Vice President, President, J&L Industrial Supply

Vice President, President, J&L Industrial Supply since April 2003 and formerly Vice President, Chief Operating Officer from January 2001 to April 2003. Formerly Chief Executive Officer, Emco/ESS Holdings from 1999 to 2000 and Vice President, Midwest Region for Office Depot from 1995 to 1999.

Notes

(1) Executive officer of the Registrant.

(2) Each officer has been elected by the Board of Directors to serve until removed or until a successor is elected and qualified, and has served continuously as an officer since first elected.

Part II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
RELATED SHAREOWNER MATTERS

Our common stock is traded on the New York Stock Exchange (symbol KMT). The number of shareowners of record as of August 29, 2003 was 3,145. Stock price ranges and dividends declared and paid were as follows:

Quarter ended                       Sep. 30      Dec. 31      Mar. 31      Jun. 30
-----------------------------------------------------------------------------------
FISCAL 2003
High                               $   36.80    $   36.15    $   35.56    $   35.50
Low                                    27.73        28.75        27.10        27.75
Dividends                               0.17         0.17         0.17         0.17
-----------------------------------------------------------------------------------
FISCAL 2002
High                               $   39.79    $   41.37    $   42.70    $   43.00
Low                                    28.43        30.12        35.15        34.65
Dividends                               0.17         0.17         0.17         0.17
===================================================================================

ITEM 6 - SELECTED FINANCIAL DATA

         (in thousands, except per share data)                      2003           2002            2001
----------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Sales                                                      (1)   $  1,758,957   $ 1,583,742     $1,807,896
Cost of goods sold                                         (1)      1,190,053     1,072,918      1,192,176
Operating expense                                          (1)        464,861       389,396        425,641
Interest expense                                                       36,166        32,627         50,381
Restructuring, asset impairment and other charges          (2)         31,954        27,307          9,545
Income taxes                                                           14,300        18,900         37,300
Accounting changes, net of tax                             (3)              -       250,406            599
Net income (loss)                                                      18,130      (211,908)        53,288
----------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Net working capital                                              $    428,332   $   375,284     $  386,711
Inventories                                                           392,255       345,076        373,221
Property, plant and equipment, net                                    493,373       435,116        472,874
Total assets                                                        1,779,092     1,523,611      1,825,442
Long-term debt, including capital leases                              514,842       387,887        582,585
Total debt, including capital leases and notes payable                525,687       411,367        607,115
Total shareowners' equity                                  (4)        721,577       713,962        796,769
----------------------------------------------------------------------------------------------------------
PER SHARE DATA
Basic earnings (loss)                                            $       0.52   $     (6.80)    $     1.74
Diluted earnings (loss)                                                  0.51         (6.70)          1.73
Dividends                                                                0.68          0.68           0.68
Book value (at June 30)                                                 20.34         20.51          25.84
Market price (at June 30)                                               33.84         36.60          36.90
----------------------------------------------------------------------------------------------------------
OTHER DATA
Capital expenditures                                             $     49,413   $    44,040     $   59,929
Number of employees (at June 30)                                       13,970        11,660         12,570
Average sales per employee                                 (1)   $        131   $       131     $      139
Basic weighted average shares outstanding (000)            (4)         35,202        31,169         30,560
Diluted weighted average shares outstanding (000)          (4)         35,479        31,627         30,749
----------------------------------------------------------------------------------------------------------
KEY RATIOS
Sales growth                                               (1)           11.1%        (12.4)%         (3.1)%
Gross profit margin                                        (1)           32.3          32.3           34.1
Operating profit margin                                    (1)            3.9           5.8            8.7
----------------------------------------------------------------------------------------------------------

                                                                2000            1999
---------------------------------------------------------------------------------------
OPERATING RESULTS
Sales                                                       $ 1,866,578     $ 1,914,961
Cost of goods sold                                            1,228,685       1,272,090
Operating expense                                               434,136         455,903
Interest expense                                                 55,079          68,594
Restructuring, asset impairment and other special charges        18,526          13,937
Income taxes                                                     43,700          32,900
Accounting changes, net of tax                                        -               -
Net income (loss)                                                51,710          39,116
---------------------------------------------------------------------------------------
FINANCIAL POSITION
Net working capital                                         $   397,403     $   373,582
Inventories                                                     410,885         434,462
Property, plant and equipment, net                              498,784         539,800
Total assets                                                  1,941,121       2,000,480
Long-term debt, including capital leases                        637,686         717,852
Total debt, including capital leases and notes payable          699,242         861,291
Total shareowners' equity                                       780,254         745,131
---------------------------------------------------------------------------------------
PER SHARE DATA
Basic earnings (loss)                                       $      1.71     $      1.31
Diluted earnings (loss)                                            1.70            1.31
Dividends                                                          0.68            0.68
Book value (at June 30)                                           25.56           24.78
Market price (at June 30)                                         21.44           31.00
---------------------------------------------------------------------------------------
OTHER DATA
Capital expenditures                                        $    50,663     $    94,993
Number of employees (at June 30)                                 13,210          13,640
Average sales per employee                                  $       140     $       137
Basic weighted average shares outstanding (000)                  30,263          29,917
Diluted weighted average shares outstanding (000)                30,364          29,960
---------------------------------------------------------------------------------------
KEY RATIOS
Sales growth                                                       (2.5)%          13.5%
Gross profit margin                                                34.2            33.6
Operating profit margin                                             8.5             7.7
---------------------------------------------------------------------------------------

Notes

(1) Amounts and percentages for 2000, 1999, 1998 and 1997 were adjusted to reclassify shipping and handling fees to net sales and shipping and handling costs to cost of goods sold as required by Emerging Issues Task Force 00-10, "Accounting for Shipping and Handling Fees and Costs." It was not practicable to restate periods prior to 1997.

(2) In 2003, restructuring, asset impairment and other charges related to the 2003 Workforce Restructuring Program, Kennametal Integration Restructuring Program, Electronics impairment and the 2003 Facility Consolidation Program.

    In 2002, restructuring, asset impairment and other charges related primarily to the MSSG facility rationalizations and employee severance, J&L business improvement program, electronics facility rationalization and FSS business improvement program and other operational improvement programs.

    In 2001, restructuring, asset impairment and other charges related primarily to the J&L business improvement program, core business resize program and FSS business improvement program and other operational improvement programs.

    In 2000, restructuring, asset impairment and other charges are associated with strategic alternatives and operational improvement programs.

    In 1999, restructuring, asset impairment and other charges are associated with charges related to operational improvement programs.

    In 1996, restructuring, asset impairment and other charges were related to the relocation of the North America Metalworking Headquarters from Raleigh, N.C. to Latrobe, Pa., and to close a manufacturing facility.

    In 1994, restructuring, asset impairment and other charges included integration costs associated with the acquisition of Hertel AG in 1994.

   1998           1997         1996          1995           1994           1993
---------------------------------------------------------------------------------
$1,687,516    $1,160,452    $1,079,963    $  983,873    $  802,513     $  598,496
 1,057,089       713,182       625,473       560,867       472,533        352,773
   419,182       317,315       328,377       293,868       263,300        200,912
    59,536        10,393        11,296        12,793        13,811          9,549
         -             -         2,666             -        24,749              -
    53,900        44,900        43,900        45,000        15,500         14,000
         -             -             -             -        15,003              -
    71,197        72,032        69,732        68,294        (4,088)        20,094
---------------------------------------------------------------------------------
$  447,992    $  175,877    $  217,651    $  184,072    $  130,777     $  120,877
   436,472       210,111       204,934       200,680       158,179        115,230
   525,927       300,386       267,107       260,342       243,098        192,305
 2,091,520       851,243       799,491       781,609       697,532        448,263
   840,932        40,445        56,059        78,700        90,178         87,891
   967,667       174,464       131,151       149,730       147,295        110,628
   735,460       459,608       438,949       391,885       322,836        255,141
---------------------------------------------------------------------------------
$     2.61    $     2.71    $     2.62    $     2.58    $    (0.17)    $     0.93
      2.58          2.69          2.60          2.56         (0.17)          0.92
      0.68          0.66          0.60          0.60          0.58           0.58
     24.66         17.61         16.44         14.75         12.25          11.64
     41.75         43.00         34.00         34.50         24.63          16.75
---------------------------------------------------------------------------------
$  104,774    $   73,779    $   57,556    $   43,371    $   27,313     $   23,099
    14,380         7,550         7,260         7,030         6,600          4,850
$      153    $      159    $      152    $      146    $      125     $      122
    27,263        26,575        26,635        26,486        24,304         21,712
    27,567        26,786        26,825        26,640        24,449         21,753
---------------------------------------------------------------------------------
      45.4%          7.5%          9.8%         22.6%         34.1%           0.7%
      37.4          38.5          42.1          43.0          41.1           41.1
      11.6          10.9          11.3          12.9           4.7            7.2
---------------------------------------------------------------------------------

(3) Accounting changes in 2002 reflect the non-cash charge related to goodwill impairment recorded as a result of the adoption of SFAS No. 142. In 2001, this charge reflects the change in the method of accounting for derivative financial instruments (SFAS No. 133) and in 1994, the changes in the methods of accounting for postretirement health care and life insurance benefits (SFAS No. 106) and income taxes (SFAS No. 109) are reflected.

(4) During 2002 and 1998, we issued 3.5 million and 3.45 million shares of capital stock for net proceeds of $120.6 million and $171.4 million, respectively.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS The following discussion should be read in connection with the consolidated financial statements of Kennametal Inc. and the related footnotes. Unless otherwise specified, any reference to a "year" is to a fiscal year ended June 30. Additionally, when used in this annual report on Form 10-K, unless the context requires otherwise, the terms "we," "our" and "us" refer to Kennametal Inc. and its subsidiaries.

BUSINESS OVERVIEW We are a leading global manufacturer, marketer and distributor of a broad range of cutting tools, tooling systems, supplies and technical services, as well as wear-resistant parts. We believe that our reputation for manufacturing excellence and technological expertise and innovation in our principal products has helped us achieve a leading market presence in our primary markets. We believe we are the second largest global provider of metalcutting tools and tooling systems. End users of our products include metalworking manufacturers and suppliers in the aerospace, automotive, machine tool and farm machinery industries, as well as manufacturers and suppliers in the highway construction, coal mining, quarrying and oil and gas exploration industries.

SALES Sales of $1,759.0 million in 2003 increased 11.1 percent, versus $1,583.7 million last year. The increase in sales is attributed to the positive benefit of $163.9 million from the Widia acquisition and the favorable foreign currency effects of $68.9 million. Additionally, Metalworking South America, a component of MSSG, showed continued growth with a $8.3 million increase in revenue. For Industrial Products Group (IPG), which is a component of MSSG, revenue increased $10.6 million due to market share gains made in the high-speed steel business. This was offset by the sale of Strong Tool which comprised $25.9 million of 2002 revenue. After taking these factors into consideration, the significant components of the remaining change was attributed to a decline in sales in Metalworking North America, which is a component of MSSG, of $10.0 million; Metalworking Europe, which is a component of MSSG, of $5.5 million; Energy, which is a component of AMSG, of $8.5 million; J&L of $6.0 million and FSS of $32.6 million. The decline in sales in North America and Europe is due to overall weak market conditions that were experienced throughout 2003. The decline in FSS sales is due to the loss of sales associated with the discontinuance of certain customer relationships.

Sales of $1,583.7 million in 2002 decreased 12.4 percent compared to sales of $1,807.9 million in 2001. The decline in sales is attributed to unfavorable foreign currency effects of $14.3 million and $10.7 million related to the decrease in revenue year-over-year due to the sale of Strong Tool. Lower sales in North America, due to overall weak market conditions, contributed to the remaining decline in sales.

GROSS PROFIT MARGIN In 2003 our gross profit margin remained flat at 32.3 percent. The gross margin was negatively impacted by lower Widia margins which decreased margins by $5.5 million, a decrease in domestic pension income of $4.2 million, unfavorable product mix and pricing pressures. This was offset by a positive benefit from foreign exchange of $31.6 million, favorable raw material prices and lean manufacturing efficiencies. The 2003 gross margin includes charges associated with the Widia integration of $2.2 million. The 2002 gross margin includes inventory abandonment charges of $2.7 million associated with facility closures in 2002.

The gross profit margin for 2002 was 32.3 percent, down from 34.1 percent in 2001. The decrease was due primarily to underutilized capacity and unfavorable manufacturing variances associated with the lower sales volume. Additionally, unfavorable product mix contributed to the lower margins. These unfavorable items were partially offset by efficiencies derived from our lean initiatives. Gross margins for 2002 and 2001 included $2.7 million and $3.6 million, respectively, of inventory abandonment charges primarily associated with facility closures in 2002 and the rationalization of certain product lines discontinued as part of a program to streamline and optimize the product offering of J&L in 2001.

OPERATING EXPENSE Operating expense of $464.9 million in 2003 was $75.5 million or 19.4 percent higher than the operating expense level in 2002 of $389.4 million. The increase in operating expenses is associated with the Widia acquisition, $20.1 million of unfavorable foreign currency effects, a decrease in domestic pension income of $4.5 million and reinstatement of salary increases and the company match on 401(k) contributions. These amounts were offset, in part, by the Strong Tool divestiture which comprised $5.1 million of the 2002 operating expense. Operating expenses included charges of $5.5 million in 2003 related to the Widia integration.

In 2002, operating expense declined to $389.4 million from $425.6 million in 2001. Ongoing cost-cutting and lean initiatives, combined with several short-term savings actions, including the curtailment of salary increases and the company match on 401(k) contributions, mitigated the impact of reduced sales. Although overall operating expense declined, our spending on growth programs and research and development was sustained.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGES Impairment In June 2003, we completed an assessment of the carrying value of certain long-lived assets in the Electronics business, a component of AMSG. As a result of this assessment, we recorded a pre-tax charge of $16.1 million ($15.3 million after tax) as a component of restructuring and asset impairment charges. The charge is a result of price declines caused by persistent global over-capacity and low-cost Asian competition. The fixed asset impairment charge reduced the book value of the Electronics business' assets to $2.6 million. This remaining value was determined based on cash flow and estimated realizable value of the assets.

2003 Facility Consolidation Program In June 2003, we approved a facility consolidation program. This program is expected to have restructuring charges of approximately $2.5 million and is anticipated to generate in excess of $1.5 million in cash savings annually. The plan includes the closure of two regional operating centers and the Framingham manufacturing facility and a workforce reduction. In conjunction with the program, we recorded an asset write-down related to fixed assets that will be disposed of as a result of the restructuring program. All actions pertain to the MSSG segment. All costs associated with the restructuring program are expected to be incurred and paid by December 31, 2003, except certain lease costs which may extend to June 2004.

                                       Accrual at                    Asset          Cash         Accrual at
(in thousands)                       June 30, 2002     Expense    Write-down    Expenditures   June 30, 2003
------------------------------------------------------------------------------------------------------------
Employee severance                   $           -     $ 1,188    $        -    $          -   $       1,188
Facility rationalization                         -         460          (316)              -             144
------------------------------------------------------------------------------------------------------------
Total                                $           -     $ 1,648    $     (316)   $          -   $       1,332
============================================================================================================

2003 Workforce Restructuring Program In October 2002, we announced a global salaried workforce reduction of approximately five percent. The reduction as announced was expected to cost between $9 million and $10 million. The expected cost was revised to $8.0 million as the plan was substantially completed as of June 30, 2003. As previously announced, the plan generated in excess of $10 million in cash savings during fiscal 2003. The program resulted in $2.8 million of charges for the MSSG segment, $2.6 million for AMSG, $1.3 million for J&L, $0.1 million for FSS and $1.2 million for Corporate. The components of the restructuring accrual at June 30, 2003 for this program are as follows:

                                       Accrual at                  Expense         Cash          Accrual at
(in thousands)                       June 30, 2002     Expense    Adjustment    Expenditures   June 30, 2003
------------------------------------------------------------------------------------------------------------
Employee severance                   $           -     $ 8,345    $     (434)   $     (6,076)  $       1,835
------------------------------------------------------------------------------------------------------------
Total                                $           -     $ 8,345    $     (434)   $     (6,076)  $       1,835
============================================================================================================

The restructuring accrual at June 30, 2003 represents expected future cash payments for these obligations over the next six months. The expense adjustments represent revisions in the original cost estimates related to this plan.

Widia Integration In addition to the 2003 Workforce Restructuring Program, we have implemented two Widia acquisition-related integration programs (Kennametal Integration Restructuring Program and the Widia Integration Plan) which together are expected to result in a global headcount reduction of between 650 and 700 positions. The integration plan is expected to result in annual cost savings of $30 million annually. We have substantially completed the integration plan and, as of June 30, have closed six sales offices, two manufacturing facilities and closed or consolidated four warehouses. As of June 30, 2003 we have terminated approximately 545 employees in Europe and India and expect the remaining workforce reduction to be within our original estimates. We expect the completion of all integration activities in the second quarter of 2004.

Kennametal Integration Restructuring Program This program includes employee severance costs associated with existing Kennametal facilities.

The components of the restructuring accrual at June 30, 2003 for this program are as follows:

                                       Accrual at                     Cash          Accrual at
(in thousands)                       June 30, 2002     Expense    Expenditures    June 30, 2003
-----------------------------------------------------------------------------------------------
Employee severance                   $           -     $ 6,956    $     (3,316)   $       3,640
-----------------------------------------------------------------------------------------------
Total                                $           -     $ 6,956    $     (3,316)   $       3,640
===============================================================================================

Widia Integration Plan In connection with the acquisition, we have established a Widia integration plan to develop centers of excellence in functional areas and enable long-term growth and competitive advantages. Costs that are incurred under this plan will be accounted for under EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." As a result, these costs have been recorded as part of the Widia purchase price allocation.

                                       Accrual at       Adjustment       Cash         Accrual at
(in thousands)                       June 30, 2002     to Goodwill   Expenditures   June 30, 2003
-------------------------------------------------------------------------------------------------
Facility rationalizations            $           -     $     4,678   $     (3,321)  $       1,357
Employee severance                               -          19,783         (4,849)         14,934
Terminated contracts                             -           1,401           (938)            463
-------------------------------------------------------------------------------------------------
Total                                $           -     $    25,862   $     (9,108)  $      16,754
=================================================================================================

Widia Restructuring In connection with our acquisition of Widia, we assumed $2.4 million of restructuring accruals related to restructuring programs initiated by Widia prior to the acquisition date. These programs, initiated in December 2001, relate to the severance of 156 European employees in both production and administration. The accrual balance at June 30, 2003 of $0.2 million represents a decrease of $2.2 million related to cash payments made during the period since acquisition.

2002 AMSG and MSSG Restructuring In November 2001, we announced a restructuring program whereby we recognized special charges of $18 million. This was done in response to continued steep declines in the end market demand in the Electronics and Industrial Products Group businesses. All initiatives under this program have been implemented and completed.

These costs are related to the closing and consolidation of the AMSG electronics facility in Chicago, Ill., and MSSG Industrial Products Group's Pine Bluff, Ark. and Monticello, Ind. locations, the production of a particular line of products in Rogers, Ark. and several customer service centers. As a result, we recorded restructuring charges of $14.8 million during 2002 related to exit costs associated with these actions, including severance for substantially all 337 employees at the closed facilities. We also recorded a charge of $2.5 million related to severance for 84 individuals, primarily in the MSSG segment. The components of the charges and the accrual at June 30, 2003 for this program are as follows:

                                      Accrual at                   Expense       Cash            Accrual at
(in thousands)                       June 30, 2002     Expense   Adjustment   Expenditures     June 30, 2003
------------------------------------------------------------------------------------------------------------
Facility rationalizations            $       2,977     $    15   $     (511)  $     (2,180)    $         301
Employee severance                           1,220         110           (2)        (1,229)               99
------------------------------------------------------------------------------------------------------------
Total                                $       4,197     $   125   $     (513)  $     (3,409)    $         400
============================================================================================================

The restructuring accrual at June 30, 2003 represents future cash payments for these obligations, of which the majority are expected to occur over the next six months. The expense adjustments represent revisions in the original cost estimates related to this plan.

2002 and 2001 J&L and FSS Business Improvement Program In the J&L segment for 2001, we recorded a restructuring and asset impairment charge of $2.5 million for severance of 115 individuals, $1.8 million associated with the closure of 11 underperforming satellite locations, including certain German operations, and $0.7 million for the exiting of three warehouses. This includes a $0.4 million non-cash write-down of the book value of certain property, plant and equipment, net of salvage value, that we determined would no longer be utilized in ongoing operations. In the FSS segment for 2001, we recorded restructuring charges of $0.6 million for severance related to eight individuals.

In 2002, we continued our J&L and FSS business improvement programs initiated in 2001. In the J&L segment during 2002, we recorded restructuring and asset impairment charges of $5.3 million related to the write-down of a portion of the value of a business system, $2.5 million for severance for 81 individuals and $1.7 million related to the closure of 10 satellites and two call centers. In the FSS segment for 2002, we recorded restructuring charges of $0.7 million for severance related to 34 individuals. Total charges related to this plan were $19 million which are consistent with our original estimate of $15 to $20 million. During the third quarter of 2003, we completed the 2001 J&L and FSS Business Improvement Programs and have incurred cash payments of $1.2 million, $3.2 million and $4.4 million related to this program in 2003, 2002 and 2001, respectively.

2001 Core-Business Resize Program In 2001, we took actions to reduce our salaried workforce in response to the weakened U.S. manufacturing sector. As a result of implementing this core-business resize program, we recorded a restructuring charge in 2001 of $4.6 million related to severance for 209 individuals. All employee benefit initiatives under this program have been implemented and the program has been completed. Cash expenditures were $0.3 million, $1.9 million and $2.2 million in 2003, 2002 and 2001, respectively.

AMORTIZATION OF INTANGIBLES The provision for amortization expense was $4.2 million in 2003 compared with $2.8 million in 2002. The increase in amortization expense of $1.4 million or 48.5 percent, is attributed to the Widia acquisition, which was completed on August 30, 2002. As a result of the acquisition, we have recorded $27.2 million of identifiable intangible assets of which $6.4 million has a definite life and therefore will be amortized over its remaining useful life.

The provision for amortization expense was $2.8 million in 2002 compared with $24.1 million in 2001. The decrease was primarily the result of ceasing amortization of goodwill in 2002 under the provisions of SFAS 142, "Goodwill and Other Intangible Assets," which was adopted on July 1, 2001.

INTEREST EXPENSE Interest expense was $36.2 million in 2003 compared with $32.6 million in 2002. This increase in interest expense is due to the greater average level of borrowings to fund the Widia acquisition. Total debt and capital leases has increased from $404.4 million in 2002 to $517.8 million in 2003. Our average domestic borrowing rate was 5.36 percent in 2003 compared to 4.91 percent in 2002. The increase in average borrowing rate is a result of the issuance of Senior Unsecured Notes and the related interest rate swaps. Interest expense for 2003 and 2002 included $0.5 million and $0.3 million, respectively, related to the write-down of the remaining deferred financing fees. The write-down of financing fees in 2003 was a result of our decision to reduce the size of our 2002 Credit Agreement from $650 million to $500 million. The write-down in 2002 related to deferred financing fees from the Bank Credit Agreement entered into in 1998 (Bank Credit Agreement) that was replaced in June 2002 with the 2002 Credit Agreement.

Interest expense for 2002 was $32.6 million compared with $50.4 million in 2001. The decrease was due to debt reduction and lower average borrowing rates. Overall debt levels declined to $404.4 million at June 30, 2002 from $584.6 million in 2001. Our average domestic borrowing rate of 4.91 percent in 2002 was 202 basis points below 2001 due to Federal Reserve rate cuts and improved pricing under the Bank Credit Agreement.

OTHER (INCOME) EXPENSE, NET In 2003, other income, net increased by $2.2 million to $2.5 million compared with $0.4 million in 2002. The prior year income of $0.4 million includes the negative impact of the loss on divestiture of Strong Tool of $3.5 million. Included in other income, net for 2003 were $1.9 million in fees associated with the account receivable securitization program, which decreased $0.6 million from the $2.5 million recorded in 2002. The decline in account receivable securitization fees is attributable to lower interest rates in the commercial paper market. Additionally, interest income has increased from $1.5 million in 2002 to $2.8 million in 2003. The benefits associated with the securitization program and increased interest income were offset by foreign exchange losses, which increased $2.8 million during the current year from income of $1.8 million in 2002 to expense of $1.0 million in 2003.

In 2002, other income, net increased by $12.1 million to $0.4 million, compared to other expense, net of $11.7 million in 2001. These amounts include losses of $3.5 million associated with our divestiture of Strong Tool Company and $5.8 million associated with our divestiture of ATS Industrial Supply, Inc. (ATS) in 2002 and 2001, respectively. Account receivable securitization fees were reduced by $3.2 million during 2002 due to a significant decline in commercial paper rates which are the basis for determining the fees. Additionally, during 2002 foreign exchange gains increased by $4.0 million resulting from contracts entered to hedge against cross-border cash flows.

INCOME TAXES The effective tax rate for 2003 was 41.7 percent compared to an effective rate of 32.0 percent for 2002. The 2003 effective rate included an
11.7 percentage point negative impact related to the impairment charge for our Electronics business unit. Partially offsetting this was a 9.7 percentage point favorable impact related to the utilization of capital losses that were previously reserved. Also included in our effective rate is the net impact of our European tax planning initiatives offset by losses from our foreign subsidiaries for which no tax benefit has been provided.

The effective tax rate in 2002 was 32.0 percent compared to the effective rate of 39.5 percent in 2001. The significant decrease in the effective tax rate was due to the effects of the elimination of non-deductible goodwill expense due to the adoption of SFAS 142, as well as European tax planning.

CHANGES IN ACCOUNTING PRINCIPLES We adopted SFAS No. 142, effective July 1, 2001, which established new accounting and reporting requirements for goodwill and other intangible assets, including new measurement techniques for evaluating the recoverability of such assets. Under SFAS No. 142, all goodwill amortization ceased effective July 1, 2001. Material amounts of recorded goodwill attributable to each of our reporting units in 2002 were tested for impairment by comparing the fair value of each reporting unit with its carrying value. As a result of the adoption of this rule, we recorded a non-cash charge in 2002, net of tax, of $250.4 million, specific to the Electronics (AMSG segment--$82.1 million) and the IPG (MSSG segment--$168.3 million) businesses, which were acquired in 1998 as part of the acquisition of Greenfield Industries. The fair values of these reporting units were determined using a combination of discounted cash flow analysis and market multiples based upon historical and projected financial information. Under SFAS No. 142, the impairment adjustment recognized at adoption of this standard was reflected as a cumulative effect of a change in accounting principle, effective July 1, 2001.

NET INCOME We reported net income of $18.1 million for 2003 compared with net loss of $211.9 million in 2002. Net income in the current year included a $15.3 million after-tax charge associated with the Electronics impairment. The net loss reported in 2002 was due largely to the goodwill impairment charges, which was $250.4 million. The increase in net income, in the current year, is due to a reduction in impairment charges from $250.4 million in 2002 to $15.3 million in 2003, offset by an increase in operating expense related to the Widia integration, a $3.5 million increase in interest expense and a 9.7 percentage point increase in the effective tax rate.

Due largely to the goodwill impairment charge, we recorded a net loss in 2002 of $211.9 million, compared to net income of $53.3 million in 2001. Additionally, in 2002 earnings declined due to lower sales levels and margins, partially offset by lower operating and interest expense, and a decline in our effective tax rate. Outside of the goodwill impairment charge, other restructuring and asset impairment charges of $27.3 million in 2002 related primarily to the MSSG and AMSG restructuring initiated in 2002 and additional costs associated with restructuring actions made in the J&L business improvement program that was started in 2001. Included in net income for 2001 was $19.0 million of goodwill amortization, net of tax that was not included in 2002 due to the non-amortization provisions of SFAS No. 142.

BUSINESS SEGMENT REVIEW Our operations are organized into four global business units consisting of MSSG, AMSG, J&L and FSS, and corporate functional shared services. The presentation of segment information reflects the manner in which we organize segments for making operating decisions and assessing performance.

METALWORKING SOLUTIONS & SERVICES GROUP In the MSSG segment, we provide consumable metalcutting tools and tooling systems to manufacturing companies in a wide range of industries throughout the world. Metalcutting operations include turning, boring, threading, grooving, milling and drilling. Our tooling systems consist of a steel toolholder and a cutting tool such as an indexable insert or drill made from cemented tungsten carbides, high speed steel or other hard materials. Other cutting tools include end mills, reamers and taps. We provide solutions to our customers' metalcutting needs through engineering services aimed at improving their competitiveness. We also manufacture cutting tools, drill bits, saw blades and other tools for the consumer market which are marketed under private label and other proprietary brands.

(in thousands)                           2003            2002             2001
--------------------------------------------------------------------------------
External sales                        $1,123,175      $  897,157      $  999,813
Intersegment sales                       107,486         116,467         111,780
Operating income                          90,627          97,323         130,558
--------------------------------------------------------------------------------

MSSG external sales increased by $226.0 million, or 25.2 percent, from 2002. The increase in MSSG external sales is primarily related to the acquisition of Widia which increased sales by $163.9 million and favorable foreign exchange effects of $57.3 million. The other significant components that affected the MSSG segment included North America, which had a decrease in external sales of $10.0 million, Europe, which had a $5.5 million decrease offset by a $8.3 million increase in South America and the Industrial Products Group which had a $10.6 million increase in sales.

Operating income declined from $97.3 million in 2002 to $90.6 million in 2003, representing a decrease of $6.7 million or 6.9 percent. The decrease in operating income is directly related to the dilutive effect of the Widia margins which decreased margins by $5.5 million and unfavorable product mix and pricing pressures. We continue to expect Widia to be accretive to MSSG margins during 2004 as the synergy benefits from our Widia Integration Program are realized. Included in operating income is $9.1 million and $10.2 million of restructuring costs for 2003 and 2002, respectively. The 2003 restructuring expense pertains to the 2003 Workforce Restructuring Program and 2003 Facility Consolidation Program. The restructuring expense has declined due to the completion of the 2002 AMSG and MSSG Restructuring Program. This reduction was offset, in part, by $6.5 million of Widia integration costs.

In 2002, external sales in the MSSG segment of $897.2 million declined 10 percent from $999.8 million in 2001. In the North America Metalworking Group, sales declined $45.5 million or 13 percent while Industrial Products Group sales declined $46.3 million or 19 percent. Due to depressed market conditions, sales of the North American operations contributed to nearly 90% of the overall segment decline. Additionally, unfavorable foreign exchange effects accounted for $11.6 million of the decrease in sales.

In 2002, operating income declined $33.2 million to $97.3 million, including $10.2 million of charges related to MSSG restructuring. Additionally, the lower sales levels contributed significantly to the reduced operating profit, partially offset by operating expense reductions and lean initiatives.

ADVANCED MATERIALS SOLUTIONS GROUP This segment's principal business is the production and sale of cemented tungsten carbide products used in mining, highway construction and engineered applications including circuit board drills, compacts and other similar applications. These products have technical commonality to our core metalworking products. We also sell metallurgical powders to manufacturers of cemented tungsten carbide products. In addition, we provide application specific component design services and on-site application support services.

(in thousands)                            2003            2002            2001
--------------------------------------------------------------------------------
External sales                          $319,223        $307,668        $352,933
Intersegment sales                        29,137          24,167          28,167
Operating income                          17,348          26,781          43,270
--------------------------------------------------------------------------------

AMSG external sales for 2003 increased by $11.6 million, or 3.8 percent, from $307.7 million in 2002 to $319.2 million in 2003. The increase in external sales is attributed to favorable foreign exchange effects of $9.5 million; an increase in Engineered Products Group which increased $5.4 million, and the Carmet acquisition which contributed $4.3 million to sales. This was offset, in part, by a $8.5 million decline in Energy Products.

Operating income decreased from $26.8 million in 2002 to $17.3 million to 2003. Restructuring expense in 2003 was $4.4 million compared to the prior year of $8.0 million. Additionally, 2003 operating income includes integration costs associated with the Widia acquisition of $1.2 million, and the Electronics impairment charge of $16.1 million (pre-tax). Operating income benefited from manufacturing efficiencies, reduced restructuring costs, lower raw material costs and benefits derived from previously implemented restructuring programs.

AMSG external sales declined $45.3 million or 12.8 percent from $352.9 million in 2001 to $307.7 million in 2002. Unfavorable foreign exchange effects accounted for $2.3 million of the decline. A continued weak demand in the Electronics business due to a depressed market accounted for 64 percent of the overall sales decline of this segment. Additionally, lower sales in Energy and the Engineered Products Group contributed 25 and 11 percent, respectively, to the overall sales decline due primarily to declining rig counts and lower levels of industrial activity.

Operating income declined by $16.5 million from $43.3 million in 2001 to $26.8 million in 2002. A portion of the decrease is attributed to restructuring charges which increased from $0.9 million in 2001 to $8.0 million in 2002. The remainder of the decline was due to lower gross profit due to under-utilization of capacity caused by the volume declines which was partially offset by operating expense reductions.

J&L INDUSTRIAL SUPPLY In this segment, we provide metalworking consumables and related products to small- and medium-sized manufacturers in the United States and the United Kingdom. J&L markets products and services through annual mail-order catalogs and monthly sales flyers, telemarketing, the Internet and field sales. J&L distributes a broad range of metalcutting tools, abrasives, drills, machine tool accessories, precision measuring tools, gages, hand tools and other supplies used in metalcutting operations.

(in thousands)                             2003           2002            2001
--------------------------------------------------------------------------------
External sales                          $ 196,170      $ 226,010       $ 296,264
Intersegment sales                          1,989          2,083           3,823
Operating income (loss)                     6,140           (681)          3,689
--------------------------------------------------------------------------------

External sales in this segment have decreased by $29.8 million, or 13.2 percent, from $226.0 million in 2002 to $196.2 million in 2003. The decrease in sales is due to the sale of Strong Tool Company which comprised $25.9 million in sales in 2002 and due to slower sales in automotive and aerospace markets offset, in part, by favorable foreign exchange of $2.0 million.

Operating income increased by $6.8 million from a loss of $0.7 million in 2002 to income of $6.1 million in 2003. The increase is due to restructuring expense declining from $10.1 million in 2002 to $1.2 million in 2003.

In 2002, external sales in this segment declined $70.3 million or 24 percent from 2001, including eight percent due to the ATS and Strong Tool Company divestitures. The remainder of the decline is due to weak demand in the broad U.S. industrial market. The decline occurred primarily due to the reduction in sales despite reduced operating expense as a result of the initiatives related to the business improvement plan implemented in both 2002 and 2001.

Operating income in 2002 and 2001 included $10.1 million and $8.0 million, respectively, associated with the business improvement program begun in 2001. Additionally, 2001 included $2.1 million related to the tender offer to acquire the minority shares of JLK.

FULL SERVICE SUPPLY In the FSS segment, we provide metalworking consumables and related products to large- and medium-sized manufacturers in the United States and Canada. FSS offers integrated supply programs that provide inventory management systems, just-in-time availability and programs that focus on total cost savings.

(in thousands)                           2003             2002           2001
--------------------------------------------------------------------------------
External sales                        $ 120,389        $ 152,907       $ 158,886
Intersegment sales                        3,134            2,747           5,278
Operating income                            (56)           2,014           7,541
--------------------------------------------------------------------------------

FSS external sales for 2003 declined by $32.5 million, or 21.3 percent, from $152.9 million in 2002 to $120.4 million in 2003. The decline in sales is due to the discontinuance of certain customer relationships.

FSS had an operating loss for 2003 which is a $2.1 million decline from 2002. The operating loss is due to the inability of the reduced volume to cover fixed costs. We are addressing this issue through right-sizing efforts and through a continuous program to reduce operating expenses. New business and marketing programs have been developed to offset the lost sales. At the end of 2003 and during the first quarter of 2004, we have obtained new customers that have an annualized sales value in excess of the revenue associated with the customers lost during the current year.

FSS external sales for 2002 declined four percent, or $6.0 million, compared to 2001 due primarily to the weakening in the North American industrial market. Operating income of $2.0 million in 2002, declined $5.5 million compared to 2001. The decline is due to lower sales levels coupled with slightly lower gross margins due to a higher percentage of sales in the automotive sector.

LIQUIDITY AND CAPITAL RESOURCES Our cash flow from operations is the primary source of financing for capital expenditures and internal growth. The most significant risks associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. However, we believe we can adequately control costs and manage our working capital to meet our cash flow needs, despite changes in the economic cycle. In June 2002, we entered into a three-year, multi-currency, $650 million revolving bank credit facility with a group of financial institutions (2002 Credit Agreement). Following a review of anticipated borrowing requirements, in June 2003, we notified the administrative agent of our decision to permanently reduce the 2002 Credit Agreement from $650 million to $500 million resulting in lower facility fees for the remaining two years of the agreement. This resulted in a write-down of a portion of deferred financing fees of $0.5 million. The 2002 Credit Agreement replaced the previous Bank Credit Agreement, Euro Credit Agreement and the Yen Credit Facility. The 2002 Credit Agreement allows for borrowings in U.S. dollars, Euro, Canadian dollars, Pound Sterling or Japanese Yen. The 2002 Credit Agreement contains various covenants with which we must be in compliance, including three financial covenants: a maximum leverage ratio, a maximum fixed charge coverage ratio and a minimum consolidated net worth. As of June 30, 2003 and 2002, outstanding borrowings under this agreement were $181.2 and $81.5 million, respectively. As of June 30, 2003, $75.0 million of the borrowings were denominated in U.S. dollars, $92.2 million were denominated in Euro and $14.0 million were denominated in Yen. We had the ability to borrow under this agreement or otherwise have additional debt of up to $108.7 and $262.5 million as of June 30, 2003 and 2002, respectively, and be in compliance with the maximum leverage ratio financial covenant. The $262.5 million of available debt at the end of June 30, 2002 did not reflect the $165.2 million of net borrowings incurred to fund the Widia acquisition. The maximum leverage ratio financial covenant requires that we maintain at the end of each fiscal quarter a specified consolidated leverage ratio (as that term is defined in this agreement). At June 30, 2003 and 2002, we were in compliance with all debt covenants.

Additionally, we generally obtain local financing through credit lines with commercial banks in the various countries in which we operate. At June 30, 2003, these borrowings amounted to $7.9 million for notes payable and $10.2 million for term debt and capital leases. We believe that cash flow from operations and the availability under our credit lines will be sufficient to meet our cash requirements over the next 12 months.

Based upon our debt structure at June 30, 2003 and 2002, 69 and 54 percent, respectively, of our debt was exposed to floating rates of interest, which is consistent with our target range for floating versus fixed interest rate debt. We periodically review the target range and the strategies designed to maintain the mix of floating to fixed interest rate debt within that range. In the future, we may decide to adjust the target range or the strategies to achieve it.

Following is a summary of our contractual obligations and other commercial commitments as of June 30, 2003 (in thousands):

                                                             2007 and
Contractual Obligations       2004       2005       2006    thereafter   Total
--------------------------------------------------------------------------------
CASH COMMITMENTS
Long-term debt              $    311   $    353   $181,556   $323,581   $505,801
Notes payable                  7,938          -          -          -      7,938
Capital leases                 2,596      2,174      3,322      3,856     11,948
Operating leases              18,305     14,867     10,357     40,379     83,908
--------------------------------------------------------------------------------
Total                       $ 29,150   $ 17,394   $195,235   $367,816   $609,595
================================================================================

                                             Amount of Committed Expiration Per Period
                                            -------------------------------------------
                              Total Amount  Less than                            Over
Other Commercial Commitments   Committed      1 Year   1-3 Years   4-5 Years    5 Years
---------------------------------------------------------------------------------------
Standby letters of credit       $12,293      $10,293    $ 2,000     $     -     $     -
Guarantees                        7,089        6,138        636           -         315
---------------------------------------------------------------------------------------
Total commercial commitments    $19,382      $16,431    $ 2,636     $     -     $   315
=======================================================================================

The standby letters of credit are related to insurance and other activities.

During 2003, we generated $181.5 million in cash from operations, compared to $162.4 million in 2002. The $181.5 million was driven by operating performance including $11.5 million, derived from accounts receivable, $38.2 million from inventory and $10.6 million from tax refunds. This was offset, in part, by a decrease in other accrued liabilities of $11.6 million. The increase in operating cash flow in 2003 is primarily related to cash generated from reductions in working capital.

Net cash used for investing activities was $219.4 million in 2003, an increase of $176.1 million compared to $43.3 million used in 2002. The increase in cash used for investing activities is primarily due to the net cash paid for Widia of $166.1 million and purchase of subsidiary stock which increased $5.8 million. Additionally, capital expenditures increased by $5.4 million from $44.0 million to $49.4 million. We believe the level of capital spending in 2003 was sufficient to enhance productivity and make necessary improvements to remain competitive.

Net cash flow provided by financing activities was $37.5 million in 2003, compared to cash flow used of $125.5 million in 2002. The increase of $163.0 million is due primarily to the incremental borrowings required to finance the Widia acquisition and $15.5 million received from the termination of the fair value interest rate swaps. This was partially offset by debt repayments, lower purchases of treasury stock and increased cash payments for dividends due to additional shares being issued in June 2002.

During 2002, we generated $162.4 million in cash from operations, compared to $197.8 million in 2001. Lower income from operations and depreciation and amortization charges were partially offset by a net reduction in working capital. The continued reduction of working capital reflects our initiatives to generate strong cash flow. Both receivables and inventories were reduced when compared to the prior year as a result of the above initiatives and the lower sales levels experienced in 2002.

Net cash used for investing activities was $43.3 million in 2002. Compared to the prior year, net cash used for investing activities declined by $59.2 million primarily due to a reduction in the repurchase of minority interests of $46.3 million from 2001 and decreased capital spending of $15.9 million in 2002.

Net cash flow used for financing activities was $125.5 million in 2002, compared to $102.5 million in 2001. This increase of $23.1 million was due primarily to higher debt repayments including the repayment of the borrowings under the Bank Credit Agreement and the Euro Credit Agreement, partially offset by $120.6 million in proceeds from the June 2002 stock offering.

On June 19, 2002, we issued $300.0 million of 7.2% Senior Unsecured Notes due 2012 (Senior Unsecured Notes). These notes were issued at 99.629% of the face amount and yielded $294.3 million of net proceeds after related financing costs. Additionally, on June 19, 2002, we issued 3.5 million shares of our capital stock at a price of $36 per share. Net of issuance costs, this offering yielded proceeds of $120.6 million. Proceeds from these offerings were utilized to repay senior bank indebtedness.

During 2003, we did not purchase any shares of our outstanding capital stock. In 2002, we continued our program to repurchase, from time to time, up to a total of 1,600,000 shares of our outstanding capital stock for investment or other general corporate purposes under the repurchase program announced on January 31, 1997. We completed the program announced in 1997 and the Board of Directors authorized the repurchase of up to a total of 2,000,000 additional shares of our outstanding capital stock. During 2002, we purchased 375,000 shares of our capital stock at a total cost of $12.4 million bringing the total number of shares purchased under the authority of both programs to 1,755,900 shares. The repurchases were financed principally by cash from operations and short-term borrowings. Repurchases may be made from time to time in the open market, in negotiated or other permissible transactions.

In December 2000, we entered into a EUR 212.0 million ($179.1 million at June 30, 2001 exchange rates) Euro-denominated revolving credit facility (Euro
Credit Agreement) to partially hedge the foreign exchange exposure of our net investment in Euro-based subsidiaries and to diversify our interest rate exposure. Amounts borrowed under the Euro Credit Agreement were required to be used to repay indebtedness under the Bank Credit Agreement. To the extent the Bank Credit Agreement was fully repaid, these funds were available for working capital and general corporate purposes. On January 8, 2001, we borrowed EUR
212.0 million under this facility to meet our obligation under the outstanding Euro-denominated forward exchange contracts. The proceeds from the Euro-denominated forward exchange contracts of $191.1 million were used to repay amounts borrowed under the Bank Credit Agreement. Subsequently, the availability under the Bank Credit

Agreement was permanently reduced from $900.0 million to $700.0 million, resulting in a write-down of a portion of deferred financing fees of $0.3 million. This was recorded as a component of interest expense. The Bank Credit Agreement and the Euro Credit Agreement were cancelled in June 2002 when we repaid both facilities using proceeds raised from the public debt offering, the capital stock issuance and the 2002 Credit Agreement.

OFF-BALANCE SHEET ARRANGEMENTS Since 1999 we have had an agreement with a financial institution whereby we securitize, on a continuous basis, an undivided interest in a specific pool of our domestic trade accounts receivable. We were permitted to securitize up to $100.0 million of accounts receivable under this agreement. In July 2003, we entered into a new securitization program (2003 Securitization Program) which also permitted us to securitize up to $100.0 million of accounts receivable. The 2003 Securitization Program was amended on September 11, 2003, permitting us to securitize up to $125.0 million of accounts receivable. The 2003 Securitization Program provides for a co-purchase arrangement whereby two financial institutions participate in the purchase of our accounts receivables. The actual amount of accounts receivable securitized each month is a function of the net change (new billings less collections) in the specific pool of domestic accounts receivable, the impact of detailed eligibility requirements in the agreement (e.g. the aging, terms of payment, quality criteria and customer concentration), and the application of various reserves which are typically in trade receivable securitization transactions. A decrease in the amount of eligible accounts receivable could result in our inability to continue to securitize all or a portion of our accounts receivable. It is not unusual, however, for the amount of our eligible accounts receivable to vary by up to $5.0 to $10.0 million per month.

The financial institution charges us fees based on the level of accounts receivable securitized under this agreement and the commercial paper market rates plus the financial institution's cost to administer the program. The costs incurred under this program, $1.9 million, $2.5 million and $5.7 million in 2003, 2002 and 2001, respectively, are accounted for as a component of other expense, net and represent attractive funding costs compared to existing bank and public debt transactions. At June 30, 2003 and 2002, we securitized accounts receivable of $99.3 million and $95.9 million, respectively, under this program.

The 2003 Securitization Program is required to be renewed periodically, and it is our intention to continuously obtain that renewal when required. The prior agreement expired on June 30, 2003 and was renewed to July 3, 2003, when the 2003 Securitization Program became effective. The 2003 Securitization Program is a three-year program, which contains certain provisions that require annual approval. Non-renewal or non-annual approval of this securitization program would result in our requirement to otherwise finance the amounts securitized. We anticipate that the risk of non-renewal or non-annual approval of this securitization program with the current providers or some other providers is very low. In the event of a decrease of our eligible accounts receivable or non-renewal or non-annual approval of our securitization program, we would have to utilize alternative sources of capital to fund that portion of our working capital needs.

Capital expenditures for 2004 are estimated to be $70 million and will be used primarily to support new strategic initiatives, new products and to upgrade machinery and equipment, almost all of which are discretionary.

FINANCIAL CONDITION At June 30, 2003, total assets were $1,779.1 million, an increase of 16.8 percent from June 30, 2002 due predominantly to the acquisition of Widia which increased total assets by $327.7 million on August 30, 2002. Net working capital was $428.3 million, an increase of 14.1 percent from $375.3 million for 2002, due to the Widia acquisition and the impact of foreign exchange translation. In 2003, accounts receivable increased $56.5 million to $235.6 million; inventories also increased $47.2 million to $392.3 million compared to 2002. The increase in accounts receivable and inventory are directly related to the Widia acquisition. Inventory turnover was 3.2 in 2003 compared to
3.0 in 2002. Account receivable turnover increased from 8.2 in 2002 to 8.5 in 2003. The increase in account receivable and inventory turnover is a result of our continued focus on improving working capital and our successful integration of Widia.

Total debt (including capital lease obligations and notes payable) increased $114.3 million or 27.8 percent to $525.7 million in 2003. Higher debt was attributed primarily to the Widia acquisition which resulted in net borrowings of $165.2 million, the impact of changes in foreign exchange rates of approximately $40.0 million, fixed to floating rate swaps of $24.9 million and acquired debt from Widia of $4.6 million. This was offset by repayments of $123.7 million. The ratio of debt to equity was 42.1 percent at June 30, 2003 compared with 36.6 percent at June 30, 2002. The increase is related to additional borrowings to fund the Widia acquisition. Cash from operations and our debt capacity are expected to continue to be sufficient to fund capital expenditures, debt service obligations, share repurchases, dividend payments and operating requirements.

During 2003, our accrued pension obligation increased $71.4 million to $111.7 million. The significant increase in the pension obligation was due to approximately $40.0 million from the Widia acquisition and foreign exchange of $9.5 million. The remainder of the increase is due to a decrease in discount rates and expected returns on assets. Additionally during 2003, we recorded an additional minimum pension liability associated with our pension plans. This resulted in a charge to equity of $54.7 million, net of tax, which is reflected in accumulated other comprehensive loss.

ACQUISITION AND DIVESTITURES On August 30, 2002, we purchased the Widia Group (Widia) in Europe and India from Milacron Inc. for EUR 188 million ($185.3 million) subject to a purchase price adjustment. On February 12, 2003, Milacron Inc. and Kennametal signed a settlement agreement with respect to the calculation of the post-closing purchase price adjustment for the Widia acquisition pursuant to which Milacron paid Kennametal EUR 18.8 million ($20.1 million) in cash. The net cash purchase price of $167.1 million includes the actual purchase price of $185.3 million less the settlement of $20.1 million plus $6.2 million of direct acquisition costs ($1.1 million paid in fiscal year 2002 and $5.1 million paid during the twelve months ended June 30, 2003) less $4.3 million of acquired cash. We financed the acquisition with funds borrowed under the 2002 Credit Agreement. The acquisition of Widia improves our global competitiveness, strengthens our European position and represents a strong platform for increased penetration in Asia. Widia's operating results have been included in our consolidated results since August 30, 2002. In accordance with SFAS No. 141, "Business Combinations," we accounted for the acquisition using the purchase method of accounting. Accordingly, the preliminary purchase price allocations have been made based upon an estimated fair value of net assets acquired resulting in the recognition of approximately $53.0 million of goodwill and $27.2 million of other intangibles. Of the $27.2 million of identifiable intangible assets approximately $6.4 million have a definite life and therefore will be amortized over its remaining useful life. In accordance with SFAS No. 142 the goodwill will not be amortized but will instead be subject to an annual impairment test. All goodwill and intangible assets resulting from the acquisition will be included in the MSSG segment. The preliminary purchase price allocations are subject to adjustment and may be modified within one year from the acquisition. Subsequent changes are not expected to have a material effect on our consolidated financial position.

In April 2002, we sold Strong Tool Company, our industrial supply distributor based in Cleveland, Ohio, for $8.6 million comprised of cash proceeds of $4.0 million and a seller note for $4.6 million. This action resulted in a pretax loss of $3.5 million and is in line with our strategy to refocus the J&L segment on its core catalog business. Annualized sales of this business were approximately $34 million.

In January 2002, we acquired Carmet Company for $5.1 million. Located in Duncan, S.C., this entity is a producer of tungsten carbide cutting tools and wear parts and is included in our AMSG segment.

In April 2001, we sold ATS, our industrial supply distributor based in Salt Lake City, Utah, for $6.8 million comprised of cash proceeds of $1.0 million and a seller note for $5.8 million. This action resulted in a pretax loss of $5.8 million and is in line with our strategy to refocus the J&L segment on its core catalog business. Annualized sales of this business were approximately $17 million.

In 2000, we engaged an investment bank to explore strategic alternatives regarding our 83 percent-owned subsidiary, JLK Direct Distribution Inc. (JLK), including a possible divestiture. At that time, we believed a divestiture might enhance growth prospects for both ourselves and JLK by allowing each company to focus on its core competencies. We completed a thorough and disciplined process of evaluating strategic alternatives and on May 2, 2000, decided to terminate consideration of a possible divestiture at that time. We incurred and expensed $0.8 million in costs associated with this evaluation in 2000.

On July 20, 2000, we proposed to the Board of Directors of JLK to acquire the outstanding shares of JLK we did not already own. On September 11, 2000, we announced a definitive merger agreement with JLK to acquire all the outstanding minority shares. Pursuant to the agreement, JLK agreed to initiate a cash tender offer for all of its shares of Class A Common Stock at a price of $8.75 per share. The tender offer commenced on October 3, 2000 and expired on November 15, 2000 resulting in JLK reacquiring 4.3 million shares for $37.5 million. Following JLK's purchase of shares in the tender offer, we acquired the minority shares at the same price in a merger. We incurred transaction costs of $3.3 million, which were included in the total cost of the transaction. JLK incurred costs of $2.1 million associated with the transaction, which were expensed as incurred. The transaction was unanimously approved by the JLK Board of Directors, including a special committee comprised of independent directors of the JLK Board.

We continue to evaluate new opportunities that allow for the expansion of existing product lines into new market areas, either directly or indirectly through joint ventures, where appropriate.

ENVIRONMENTAL MATTERS We are involved in various environmental cleanup and remediation activities at several of our manufacturing facilities. In addition, we are currently named as a potentially responsible party (PRP) at the Li Tungsten Superfund site in Glen Cove, New York. In December 1999, we recorded a remediation reserve of $3.0 million with respect to our involvement in these matters, which was recorded as a component of operating expense. This represents our best estimate of the undiscounted future obligation based on our evaluations and discussions with outside counsel and independent consultants, and the current facts and circumstances related to these matters. We recorded this liability because certain events occurred, including the identification of other PRPs, an assessment of potential remediation solutions and direction from the government for the remedial action plan, that clarified our level of involvement in these matters and our relationship to other PRPs. This led us to conclude that it was probable that a liability had been incurred. At June 30, 2003, we have an accrual of $2.8 million recorded relative to this environmental issue.

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

Additionally, we also maintain reserves for other potential environmental issues associated with our domestic operations and a location operated by our German subsidiary. At June 30, 2003, the total of these accruals was $1.3 million and represents anticipated costs associated with the remediation of these issues. Cash payments of $0.1 million have been made against this reserve during the year.

During the due diligence phase of the Widia acquisition, we identified certain environmental exposures with Widia manufacturing locations in Europe and India. The purchase price paid reflected our estimate of this exposure. As a result of the Widia acquisition, we have established an environmental reserve of $6.2 million which is consistent with our expectations determined during the due diligence process. This reserve will be used for environmental clean-up and remediation activities at several Widia manufacturing locations. This liability represents our best estimate of the future obligation based on our evaluations and discussions with independent consultants and the current facts and circumstances related to these matters. This liability has been recorded as part of the Widia acquisition and has not been reflected in our operating results.

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

EFFECTS OF INFLATION Despite modest inflation in recent years, rising costs continue to affect our operations throughout the world. We strive to minimize the effects of inflation through cost containment, productivity improvements and price increases under highly competitive conditions.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, we make judgments and estimates about the amounts reflected in our financial statements. As part of our financial reporting process, our management collaborates to determine the necessary information on which to base our judgments and develops estimates used to prepare the financial statements. We use historical experience and available information to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of different facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in our financial statements. Our significant accounting policies are described in Note 2 of our consolidated financial statements. We believe that the following discussion addresses our critical accounting policies.

Accounting for Contingencies We accrue for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies," when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimating the amount of probable loss. The significant contingencies affecting our financial statements include accounts and notes receivable collectibility, inventory valuation, environmental health and safety matters, pending litigation and the realization of deferred tax assets.

Long-Lived Assets As required under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we evaluate the recoverability of property, plant and equipment and intangible assets other than goodwill that are amortized whenever events or changes in circumstances indicate the carrying amount of any such assets may not be fully recoverable. Changes in circumstances include technological advances, changes in our business model, capital structure, economic conditions or operating performance. Our evaluation is based upon, among other things, our assumptions about the estimated future undiscounted cash flows these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value, we will recognize an impairment loss. We continually apply our best judgment when performing these evaluations to determine the timing of the testing, the undiscounted cash flows used to assess recoverability and the fair value of the asset.

In conjunction with the Widia acquisition, we reviewed the estimated lives currently being used for existing Kennametal assets, and have determined that the current useful lives should be extended to more appropriately match the life of the asset. Starting July 1, 2003, we have extended our useful lives of machinery and equipment from a maximum life of 10 years to 15 years. We expect this change to result in an annual benefit of approximately $17 million.

Goodwill and Other Intangible Assets We evaluate the recoverability of the goodwill and other intangibles of each of our reporting units as required under SFAS No. 142 by comparing the fair value of each reporting unit with its carrying value. The fair values of our reporting units are determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit.

Pension and Other Postretirement and Postemployment Benefits We sponsor these types of benefit plans for a majority of our employees and retirees. We account for these plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Accounting for the cost of these plans requires the estimation of the cost of the benefits to be provided well into the future and attributing that cost over the expected work life of employees participating in these plans. This estimation requires our judgment about the discount rate used to determine these obligations, expected return on plan assets, rate of future compensation increases, rate of future health care costs, withdrawal and mortality rates and participant retirement age. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans.

Due to the changes in assumptions and return on plan assets, we expect our pension and supplemental early executive retirement income to decrease from $1.0 million in 2003 to expense of $13.3 million in 2004.

Restructuring Activities We accrue the cost of our restructuring activities in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." We exercise our judgment in estimating the total costs of each of these activities. As we implement these activities, the actual costs may differ from the estimated costs due to changes in the facts and circumstances that were not foreseen at the time of our initial cost accrual.

Allowance for Doubtful Accounts We record allowances for estimated losses resulting from the liability of our customers to make required payments. We assess the credit worthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. This assessment requires significant judgment. If the financial condition of our customers were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at June 30, 2003.

Income Taxes Realization of our deferred tax assets is primarily dependent on future taxable income, the timing and amount of which are uncertain in part due to the expected profitability of certain foreign subsidiaries. As of June 30, 2003, the deferred tax assets with valuation allowances are primarily attributable to postretirement benefits, inventory reserves and net operating loss carryforwards. In the event that we were to determine that we would not be able to realize our deferred tax assets in the future, an increase in the valuation allowance would be required.

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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee; FIN 45 also requires enhanced disclosures in a company's interim and annual filings. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of both interim and fiscal years ending after December 15, 2002. The adoption of this standard did not have a material impact on our consolidated financial statements.

In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," to provide alternative methods of transition for an entity that voluntarily changes to the fair value- based method of accounting for stock-based employee compensation. This statement also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, the statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The amendments to APB Opinion No. 28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The disclosure provisions of this statement were adopted on January 1, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities--an interpretation of ARB No. 51." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for the Company July 1, 2003 and will not have a material impact on the Company's results of operations or financial condition.

In January 2003, the EITF released Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables," which addresses certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently analyzing the provisions of SFAS No. 149 to determine if there will be any impact of adoption, but does not believe that there will be any material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The standard will not impact our consolidated financial statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. As part of our formal documented risk management program, we use certain derivative financial instruments to manage these risks. We do not enter into derivative transactions for speculative purposes and therefore hold no derivative instruments for trading purposes. We use derivative financial instruments to dampen the effects of changes in foreign exchange rates on our consolidated results and to achieve our targeted mix of fixed and floating interest rates on outstanding debt. Our objective in managing foreign exchange exposures with derivative instruments is to reduce both earnings and cash flow volatility, allowing us to focus our attention on business operations. With respect to interest rate management, these derivative instruments allow us to achieve our targeted fixed-to-floating interest rate mix as a separate decision from funding arrangements in the bank and public debt markets. We measure hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The ineffective portions are recorded in other income or expense in the current period. See Notes 2 and 13 to our consolidated financial statements for additional information.

We are exposed to counterparty credit risk for nonperformance of derivative contracts and, in the event of nonperformance, to market risk for changes in interest and currency rates. We manage exposure to counterparty credit risk through credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. We do not anticipate nonperformance by any of the counterparties.

The following provides additional information on our use of derivative instruments. Included below is a sensitivity analysis that is based upon a hypothetical 10 percent weakening or strengthening in the U.S. dollar compared to the June 30, 2003 foreign currency rates, the effective interest rates under our current borrowing arrangements and the market value of our available-for-sale securities. We compared the contractual derivative and borrowing arrangements in effect at June 30, 2003 to the hypothetical foreign exchange or interest rates in the sensitivity analysis to determine the effect on interest expense, pretax income, fair value of the available-for-sale securities or the accumulated other comprehensive loss. Our analysis takes into consideration the different types of derivative instruments and the applicability of hedge accounting.

CASH FLOW HEDGES Currency A portion of our operations consists of investments in foreign subsidiaries. Our exposure to market risk for changes in foreign exchange rates arises from these investments, inter-company loans utilized to finance these subsidiaries, trade receivables and payables, and firm commitments arising from international transactions. We manage our foreign exchange transaction risk to reduce the volatility of cash flows caused by currency fluctuations through natural offsets, where appropriate, and foreign exchange contracts. These contracts are designated as hedges of transactions that will settle in future periods, and otherwise would expose us to foreign currency risk.

Our foreign exchange hedging program minimizes our exposure to foreign exchange rate movements. This exposure arises largely from anticipated cash flows from cross-border intercompany sales of products and services. This program utilizes purchased options, range forwards and forward contracts primarily to sell foreign currency. The notional amounts of the contracts translated into U.S. dollars at June 30, 2003 and 2002 rates are $123.4 million and $62.5 million, respectively. At June 30, 2003 and 2002, a hypothetical 10 percent strengthening or weakening of the U.S. dollar would not materially change pretax income related to these positions; however, accumulated other comprehensive loss would change by $4.6 million and $4.4 million, respectively.

In addition, we may enter into forward contracts to hedge transaction exposures or significant cross-border intercompany loans by either purchasing or selling specified amounts of foreign currency at a specified date. At June 30, 2003 and 2002, we had several outstanding forward contracts to purchase and sell foreign currency, with notional amounts, translated into U.S. dollars at June 30, 2003 and 2002 rates, of $13.1 million and $135.2 million, respectively. A hypothetical 10 percent change in the applicable 2003 and 2002 year-end exchange rates would result in an increase or decrease in pretax income of $1.3 million and $5.5 million, respectively, related to these positions.

Interest Rate Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We seek to manage our interest rate risk in order to balance our exposure between fixed and floating rates while attempting to minimize our borrowing costs. To achieve these objectives, we primarily use interest rate swap agreements to manage exposure to interest rate changes related to these borrowings. At June 30, 2003 and 2002, we had interest rate swap agreements outstanding that effectively convert a notional amount of $50 million and $150.0 million, respectively, of debt from floating to fixed interest rates. At June 30, 2003, these agreements mature in June of 2008.

FAIR VALUE HEDGES Interest Rate As discussed above, our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We seek to manage this risk through the use of interest rate swap agreements. At June 30, 2003, we had interest rate swap agreements outstanding that effectively convert a notional amount of $200 million of the Senior Unsecured Notes from fixed to floating interest rates. These agreements mature in June 2012 but provide for a one-time optional early termination for the bank counterparty in June 2008 at the then prevailing market value of the swap agreements.

DEBT AND NOTES PAYABLE At June 30, 2003 and 2002, we had $525.7 million and $411.4 million, respectively, of debt and notes payable outstanding at effective interest rates of 6.9 percent and 7.9 percent, respectively, including the effect of interest rate swaps. A hypothetical change of 10 percent in interest rates from year-end 2003 and 2002 levels would increase or decrease interest expense by approximately $1.4 million and $2.2 million, respectively. In addition to outstanding debt, at June 30, 2003 and 2002 we had $7.9 million and $6.9 million, respectively, of outstanding notes payable.

OTHER Our investment in Toshiba Tungaloy is classified as an available-for-sale security and, therefore, is carried at its quoted market value, adjusted for changes in currency exchange rates. At June 30, 2003 and 2002, the carrying and fair value of our investment was $11.4 million and $10.7 million, respectively. A hypothetical change of 10 percent in the quoted market value of this common stock at June 30, 2003 and 2002 would result in a $1.1 million increase or decrease in fair value for both periods.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

                                                                        Quarter Ended
                                                      ------------------------------------------------
(in thousands, except per share data)                  Sep. 30      Dec. 31      Mar. 31     Jun. 30
------------------------------------------------------------------------------------------------------
FISCAL 2003
Sales                                                 $ 404,218    $ 431,731    $ 459,243   $ 463,765
Gross profit                                            130,969      137,483      151,661     148,791
Net income (loss)                                        10,829        2,470        9,699      (4,868)
Basic earnings (loss) per share                            0.31         0.07         0.28       (0.14)
Diluted earnings (loss) per share                          0.31         0.07         0.27       (0.14)
-----------------------------------------------------------------------------------------------------
FISCAL 2002
Sales                                                 $ 406,654    $ 380,338    $ 393,852   $ 402,898
Gross profit                                            129,839      116,465      127,647     136,873
Income (loss) before cumulative effect of change
  in accounting principle                                12,444       (2,460)      13,144      15,370
Net (loss) income                                      (237,962)      (2,460)      13,144      15,370
Basic earnings (loss) per share before cumulative
  effect of change in accounting principle                 0.40        (0.08)        0.42        0.49
Diluted earnings (loss) per share before cumulative
  effect of change in accounting principle                 0.40        (0.08)        0.42        0.48
Basic (loss) earnings per share                           (7.68)       (0.08)        0.42        0.49
Diluted (loss) earnings per share                         (7.57)       (0.08)        0.42        0.48
-----------------------------------------------------------------------------------------------------

Earnings per share amounts for each quarter are required to be computed independently and, therefore, may not equal the amount computed for the year.

Consolidated Statements of Income

Year ended June 30 (in thousands, except per share data)          2003           2002           2001
-------------------------------------------------------------------------------------------------------
OPERATIONS
Sales (Note 2)                                                $ 1,758,957    $ 1,583,742    $ 1,807,896
Cost of goods sold                                              1,190,053      1,072,918      1,192,176
-------------------------------------------------------------------------------------------------------
Gross profit                                                      568,904        510,824        615,720
Operating expense                                                 464,861        389,396        425,641
Restructuring and asset impairment charges (Note 12)               31,954         27,307          9,545
Amortization of intangibles                                         4,164          2,804         24,134
-------------------------------------------------------------------------------------------------------
Operating income                                                   67,925         91,317        156,400
Interest expense                                                   36,166         32,627         50,381
Other (income) expense, net                                        (2,531)          (361)        11,690
-------------------------------------------------------------------------------------------------------
Income before provision for income taxes and
  minority interest                                                34,290         59,051         94,329
Provision for income taxes (Notes 2 and 9)                         14,300         18,900         37,300
Minority interest                                                   1,860          1,653          3,142
-------------------------------------------------------------------------------------------------------
Income before cumulative effect of change in
  accounting principles                                            18,130         38,498         53,887
Cumulative effect of change in accounting principles,
  net of tax of $2,389 and $399, respectively                           -       (250,406)          (599)
-------------------------------------------------------------------------------------------------------
Net income (loss)                                             $    18,130    $  (211,908)   $    53,288
=======================================================================================================
PER SHARE DATA
Basic earnings per share before cumulative effect of
  change in accounting principles                             $      0.52    $      1.24    $      1.76
Cumulative effect of change in accounting principles                    -          (8.04)         (0.02)
-------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share                               $      0.52    $     (6.80)   $      1.74
=======================================================================================================
Diluted earnings per share before cumulative effect
  of change in accounting principles                          $      0.51    $      1.22    $      1.75
Cumulative effect of change in accounting principles                    -          (7.92)         (0.02)
-------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share (Note 2)                    $      0.51    $     (6.70)   $      1.73
=======================================================================================================
Dividends per share                                           $      0.68    $      0.68    $      0.68
=======================================================================================================
Basic weighted average shares outstanding (Note 2)                 35,202         31,169         30,560
=======================================================================================================
Diluted weighted average shares outstanding                        35,479         31,627         30,749
=======================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

As of June 30 (in thousands, except per share data)                       2003          2002
------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents (Note 2)                                  $    15,093    $    10,385
  Marketable equity securities available-for-sale (Note 2)                 11,365         10,728
  Accounts receivable, less allowance for doubtful accounts
    of $23,405 and $12,671 (Notes 2 and 4)                                235,648        179,101
  Inventories (Notes 2 and 5)                                             392,255        345,076
  Deferred income taxes (Notes 2 and 9)                                    79,564         71,375
  Other current assets                                                     30,754         20,719
------------------------------------------------------------------------------------------------
Total current assets                                                      764,679        637,384
------------------------------------------------------------------------------------------------
Property, plant and equipment (Note 2):
  Land and buildings                                                      261,345        227,539
  Machinery and equipment                                                 948,260        847,196
  Less accumulated depreciation                                          (716,232)      (639,619)
------------------------------------------------------------------------------------------------
Net property, plant and equipment                                         493,373        435,116
------------------------------------------------------------------------------------------------
Other assets:
  Investments in affiliated companies                                      16,788         11,681
  Goodwill (Note 2)                                                       434,431        359,055
  Intangible assets, less accumulated amortization
    of $15,037 and $11,911 (Note 2)                                        39,501          8,937
  Other                                                                    30,320         71,438
------------------------------------------------------------------------------------------------
Total other assets                                                        521,040        451,111
------------------------------------------------------------------------------------------------
Total assets                                                          $ 1,779,092    $ 1,523,611
================================================================================================
LIABILITIES
Current liabilities:
  Current maturities of long-term debt and capital leases (Note 7)    $     2,907    $    16,554
  Notes payable to banks (Note 8)                                           7,938          6,926
  Accounts payable                                                        119,853        101,586
  Accrued income taxes                                                     22,511          4,066
  Accrued vacation pay                                                     31,459         28,190
  Accrued payroll                                                          32,592         22,696
  Other current liabilities (Note 6)                                      119,087         82,082
------------------------------------------------------------------------------------------------
Total current liabilities                                                 336,347        262,100
------------------------------------------------------------------------------------------------
Long-term debt and capital leases, less current maturities (Note 7)       514,842        387,887
Deferred income taxes (Note 9)                                              8,748         52,570
Postretirement benefits (Note 10)                                          44,030         42,604
Accrued pension benefits (Note 10)                                        111,690         40,307
Other liabilities                                                          22,978         13,510
------------------------------------------------------------------------------------------------
Total liabilities                                                       1,038,635        798,978
------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 16)                                         -              -
------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                             18,880         10,671
------------------------------------------------------------------------------------------------
SHAREOWNERS' EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued             -              -
Capital stock, $1.25 par value; 70,000 shares authorized;
  37,649 and 37,383 shares issued                                          47,061         46,729
Additional paid-in capital                                                507,343        491,263
Retained earnings                                                         301,263        307,631
Treasury stock, at cost; 2,176 and 2,573 shares held                      (67,268)       (72,026)
Unearned compensation                                                      (9,109)        (4,856)
Accumulated other comprehensive loss (Note 11)                            (57,713)       (54,779)
------------------------------------------------------------------------------------------------
Total shareowners' equity                                                 721,577        713,962
------------------------------------------------------------------------------------------------
Total liabilities and shareowners' equity                             $ 1,779,092    $ 1,523,611
================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

Year ended June 30 (in thousands)                                2003         2002         2001
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                              $  18,130    $(211,908)   $  53,288
Adjustments for non-cash items:
  Depreciation                                                    79,879       70,825       73,163
  Amortization                                                     4,164        2,804       24,134
  Loss on divestitures                                                 -        3,522        5,781
  Stock-based compensation expense                                 9,477        7,768       11,775
  Restructuring and asset impairment charges                      14,998       12,712        4,325
  Cumulative effect of change in accounting
    principles, net of tax                                             -      250,406          599
  Other                                                           10,981          505        9,792
Changes in certain assets and liabilities, excluding effects of acquisition and divestitures:
  Accounts receivable                                              8,064       33,603        9,620
  Proceeds from accounts receivable securitization                 3,416        2,200        5,200
  Inventories                                                     38,171       40,251       19,894
  Accounts payable and accrued liabilities                       (12,070)     (29,033)        (827)
  Other                                                            6,334      (21,207)     (18,947)
--------------------------------------------------------------------------------------------------
Net cash flow from operating activities                          181,544      162,448      197,797
--------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchases of property, plant and equipment                       (49,413)     (44,040)     (59,929)
Disposals of property, plant and equipment                         1,875       10,905        4,227
Divestitures, net of cash                                              -        3,309          729
Purchase of subsidiary stock                                      (6,984)      (1,161)     (47,505)
Acquisition of business assets, net of cash acquired            (166,077)      (5,385)           -
Investment in affiliates                                              (3)      (5,770)           -
Other                                                              1,223       (1,129)         (26)
--------------------------------------------------------------------------------------------------
Net cash flow used for investing activities                     (219,379)     (43,271)    (102,504)
--------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net (decrease) increase in notes payable                         (17,324)      (4,778)       4,038
Net (decrease) in revolving and other lines of credit           (105,001)     (84,151)     (78,905)
Term debt borrowings                                               1,653      549,950        1,216
Term debt repayments                                              (4,706)    (677,563)      (2,941)
Borrowings for Widia acquisition, net                            165,240            -            -
Proceeds from interest rate swap termination                      15,546            -            -
Net proceeds from issuance of capital stock                            -      120,584            -
Dividend reinvestment, employee benefit and stock plans            7,606       15,981       12,613
Purchase of treasury stock                                             -      (12,417)     (16,494)
Cash dividends paid to shareowners                               (24,498)     (21,426)     (21,056)
Financing fees                                                         -      (10,448)           -
Other                                                             (1,060)      (1,268)        (949)
--------------------------------------------------------------------------------------------------
Net cash flow provided by (used) for financing activities         37,456     (125,536)    (102,478)
--------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and equivalents            5,087        3,804       (2,198)
--------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS
Net increase (decrease) in cash and equivalents                    4,708       (2,555)      (9,383)
Cash and equivalents, beginning of year                           10,385       12,940       22,323
--------------------------------------------------------------------------------------------------
Cash and equivalents, end of year                              $  15,093    $  10,385    $  12,940
==================================================================================================
SUPPLEMENTAL DISCLOSURES
Interest paid                                                  $  33,434    $  33,861    $  51,480
Income taxes (refunded) paid                                     (10,652)      31,949       36,608
Contribution of stock to employee defined
  contribution benefit plans                                       4,361        5,788        9,205
Change in fair value of interest rate swaps                        8,386          934            -
Notes received from sale of subsidiaries                               -        4,587        5,809
--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders' Equity

Year ended June 30 (in thousands)                        2003          2002         2001
------------------------------------------------------------------------------------------
CAPITAL STOCK
Balance at beginning of year                           $  46,729    $  42,018    $  41,500
Issuance of capital stock                                      -        4,428            -
Issuance of capital stock under employee
  benefit and stock plans                                    332          283          518
------------------------------------------------------------------------------------------
Balance at end of year                                    47,061       46,729       42,018
------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year                             491,263      353,804      335,314
Issuance of capital stock                                      -      116,156            -
Dividend reinvestment                                      1,476        1,672        1,511
Issuance of capital stock under employee
  benefit and stock plans                                 14,604       19,631       16,979
------------------------------------------------------------------------------------------
Balance at end of year                                   507,343      491,263      353,804
------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance at beginning of year                             307,631      540,965      508,733
Net income (loss)                                         18,130     (211,908)      53,288
Cash dividends to shareowners                            (24,498)     (21,426)     (21,056)
------------------------------------------------------------------------------------------
Balance at end of year                                   301,263      307,631      540,965
------------------------------------------------------------------------------------------
TREASURY STOCK
Balance at beginning of year                             (72,026)     (65,963)     (55,236)
Purchase of treasury stock, at cost                            -      (12,417)     (16,494)
Dividend reinvestment                                      1,290          854        1,284
Issuance of capital stock under employee
  benefit and stock plans                                  3,468        5,500        4,483
------------------------------------------------------------------------------------------
Balance at end of year                                   (67,268)     (72,026)     (65,963)
------------------------------------------------------------------------------------------
UNEARNED COMPENSATION
Balance at beginning of year                              (4,856)      (2,165)      (2,814)
Issuance of capital stock under employee
  benefit and stock plans                                 (9,136)      (4,671)      (1,921)
Amortization of unearned compensation                      4,883        1,980        2,570
------------------------------------------------------------------------------------------
Balance at end of year                                    (9,109)      (4,856)      (2,165)
------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance at beginning of year                             (54,779)     (71,890)     (47,243)
Unrealized gain (loss) on marketable equity
  securities available-for-sale, net of tax                  321       (1,774)      (7,379)
Cumulative effect of change in accounting principle,
  net of tax                                                   -            -        1,571
Unrealized gain (loss) on derivatives designated
  and qualified as cash flow hedges, net of tax           (4,879)      (1,372)      (2,044)
Reclassification of unrealized gains or losses
  on expired derivatives, net of tax                       5,157       (1,902)      (2,049)
Minimum pension liability adjustment, net of tax         (54,696)        (945)      (2,670)
Foreign currency translation adjustments                  51,163       23,104      (12,076)
------------------------------------------------------------------------------------------
Other comprehensive (loss) income                         (2,934)      17,111      (24,647)
------------------------------------------------------------------------------------------
Balance at end of year                                   (57,713)     (54,779)     (71,890)
------------------------------------------------------------------------------------------
Total shareowners' equity, June 30                     $ 721,577    $ 713,962    $ 796,769
==========================================================================================
COMPREHENSIVE INCOME (LOSS)
Net income (loss)                                      $  18,130    $(211,908)   $  53,288
Other comprehensive (loss) income                         (2,934)      17,111      (24,647)
------------------------------------------------------------------------------------------
Comprehensive income (loss)                            $  15,196    $(194,797)   $  28,641
==========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS

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

Unless otherwise specified, any reference to a "year" is to a fiscal year ended June 30. When used in this annual report on Form 10-K, unless the context requires otherwise, the terms "we," "our" and "us" refer to Kennametal Inc. and its subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of our significant accounting policies is presented below to assist in evaluating our consolidated financial statements.

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include our accounts and those of majority-owned subsidiaries. All significant intercompany balances and transactions are eliminated. Investments in entities over which we have significant influence are accounted for on an equity basis. Widia's operating results have been included in our consolidated results since the acquisition date of August 30, 2002.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, we make judgments and estimates about the amounts reflected in our financial statements. As part of our financial reporting process, our management collaborates to determine the necessary information on which to base our judgments and develop estimates used to prepare the financial statements. We use historical experience and available information to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of different facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in our financial statements.

CASH AND CASH EQUIVALENTS Cash investments having original maturities of three months or less are considered cash equivalents. Cash equivalents principally consist of investments in money market funds.

MARKETABLE EQUITY SECURITIES AVAILABLE-FOR-SALE Our investment in Toshiba Tungaloy Co., Ltd. (Toshiba) is accounted for as an available-for-sale security under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This investment in Toshiba, a leading Japanese manufacturer of consumable metalcutting products, is reported at fair value, as determined through quoted market sources. The unrealized gain or loss on this investment is recorded as a component of accumulated other comprehensive loss, net of tax. The gross unrealized loss on this investment was $0.3 million and $0.8 million at June 30, 2003 and June 30, 2002, respectively.

ACCOUNTS RECEIVABLE Sales to affiliated companies were $17.5 million and $13.3 million in 2003 and 2002. Accounts receivable includes $4.3 million and $3.3 million of receivables from affiliates at June 30, 2003 and 2002, respectively. We market our products to a diverse customer base throughout the world. Trade credit is extended based upon evaluations of each customer's ability to satisfy its obligations, which are updated periodically. We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Accounts receivable reserves are determined based upon an aging of accounts and a review of specific accounts.

INVENTORIES Inventories are stated at the lower of cost or market. We use the last-in, first-out (LIFO) method for determining the cost of a significant portion of our U.S. inventories. The cost of the remainder of inventories is determined under the first-in, first-out (FIFO) or average cost methods. When market conditions indicate an excess of carrying costs over market value, a lower-of-cost-or-market provision is recorded. Excess and obsolete inventory reserves are established based upon our evaluation of the quantity of inventory on hand relative to demand. The excess and obsolete inventory reserve at June 30, 2003 and 2002, was $70.9 million and $46.7 million, respectively.

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are carried at cost. Major improvements are capitalized, while maintenance and repairs are expensed as incurred. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in income. Interest related to the construction of major facilities is capitalized as part of the construction costs and is amortized over its estimated useful life.

Depreciation for financial reporting purposes is computed using the straight-line method over the following estimated useful lives:

Building and improvements                                       15-40 years
Machinery and equipment                                          4-10 years
Furniture and fixtures                                           5-10 years
Computer hardware and software                                    3-5 years

Leased property and equipment under capital leases are amortized using the straight-line method over the terms of the related leases.

Under the provisions of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," we capitalize costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and we have authorized further funding for projects which we believe will be completed and used to perform the function intended.

In conjunction with the Widia acquisition, we reviewed the estimated useful lives currently being used for existing Kennametal assets, and have determined that the current useful lives should be extended to more appropriately match the life of the asset. Starting July 1, 2003, we have extended our useful lives of machinery and equipment from a maximum life of 10 years to 15 years.

LONG-LIVED ASSETS We periodically perform ongoing reviews of underperforming businesses and other long-lived assets, including amortizable intangible assets, for impairment pursuant to the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." These reviews may include an analysis of the current operations and capacity utilization, in conjunction with the markets in which the businesses are operating. A comparison is performed of the undiscounted projected cash flows of the current operating forecasts to the net book value of the related assets. If it is determined that the full value of the assets may not be recoverable, an appropriate charge to adjust the carrying value of the long-lived assets to fair value may be required.

As a result of continued price declines caused by persistent global over-capacity and low-cost Asian competition, we completed an assessment in June 2003 of the carrying value of certain long-lived assets in the Electronics business and recorded a pre-tax charge of $16.1 million as a component of restructuring and asset impairment charges. The fixed asset impairment charge reduced the book value of the Electronics business' assets to $2.6 million. This remaining value was determined based on cash flow and estimated realizable value of the assets.

GOODWILL AND INTANGIBLE ASSETS Goodwill represents the excess of cost over the fair value of acquired companies. Prior to our adoption of SFAS No. 142, goodwill was amortized using the straight-line method. Under SFAS No. 142, all goodwill amortization ceased effective July 1, 2001. Goodwill and intangible assets with indefinite useful lives will be tested at least annually for impairment. On an ongoing basis (absent of any impairment indicators), we perform our impairment tests during the June quarter, in connection with our planning process. As a result of the Widia acquisition, we have recorded $27.2 million of identifiable intangible assets of which $6.4 million has a definite life and therefore will be amortized over its remaining life.

We adopted SFAS No. 142 effective July 1, 2001. Goodwill attributable to each of our reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. As a result of the adoption of this rule, we recorded a non-cash pre-tax charge of $252.8 million specific to the Electronics (AMSG segment--$82.1 million) and the Industrial Products Group (MSSG segment--$170.7 million) businesses, which were acquired in 1998 as part of Greenfield Industries. The fair values of these reporting units were determined using a combination of discounted cash flow analysis and market multiples based upon historical and projected financial information. The initial phase of the impairment tests were performed within six months of adoption of SFAS No. 142 or December 31, 2001, and are required at least annually thereafter.

Under SFAS No. 142, the impairment adjustment recognized at adoption of this standard was reflected as a cumulative effect of a change in accounting principle, effective July 1, 2001. Impairment adjustments recognized after adoption, if any, are required to be recognized as a component of operating expense.

The carrying amount of goodwill attributable to each segment at June 30, 2002 and 2003 is as follows:

(in thousands)            June 30, 2001   Impairment     Disposals     Translation    June 30, 2002
---------------------------------------------------------------------------------------------------
MSSG                        $ 315,463     $(170,682)     $       -      $   2,376       $ 147,157
AMSG                          249,345       (82,113)             -            310         167,542
J&L Industrial Supply          45,748             -         (6,099)             -          39,649
Full Service Supply             4,707             -              -              -           4,707
---------------------------------------------------------------------------------------------------
Total                       $ 615,263     $(252,795)     $  (6,099)     $   2,686       $ 359,055
===================================================================================================

(in thousands)            June 30, 2002   Acquisition   Disposals    Translation      June 30, 2003
---------------------------------------------------------------------------------------------------
MSSG                        $147,157       $ 58,624     $      -       $ 16,528        $  222,309
AMSG                         167,542            197            -             27           167,766
J&L Industrial Supply         39,649              -            -              -            39,649
Full Service Supply            4,707              -            -              -             4,707
---------------------------------------------------------------------------------------------------
Total                       $359,055       $ 58,821     $      -       $ 16,555        $  434,431
===================================================================================================

In connection with the adoption of SFAS No. 142, we also reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continue to be appropriate. The components of our intangible assets are as follows:

                                                                  June 30, 2003                 June 30, 2002
                                                          ----------------------------   ----------------------------
                                           Estimated      Gross Carrying  Accumulated    Gross Carrying  Accumulated
(in thousands)                            Useful Life         Amount      Amortization       Amount      Amortization
---------------------------------------------------------------------------------------------------------------------
Contract based                            4-15 years        $   11,218     $ (10,230)      $   11,910     $   (9,488)
Technology based and other                4-15 years            10,799        (4,807)           3,374         (2,423)
Trademarks                                Indefinite            24,139             -                -              -
Intangible pension asset and other        Indefinite             8,382             -            5,564              -
---------------------------------------------------------------------------------------------------------------------
Total                                                       $   54,538     $ (15,037)      $   20,848     $  (11,911)
=====================================================================================================================

Amortization expense for intangible assets, other than goodwill, was $4.2 million, $2.8 million and $3.1 million for 2003, 2002 and 2001, respectively. Goodwill amortization was $19.0 million, net of tax, in 2001; no amortization was recorded in 2002 or 2003 due to the adoption of SFAS 142.

The effects of adopting SFAS No. 141 and 142 on net income and basic and diluted earnings per share for the years ended June 30, 2003, 2002 and 2001 are as follows:

                                                            June 30
                                             -------------------------------------
(in thousands, except per share amounts)       2003           2002         2001
----------------------------------------------------------------------------------
Reported net income (loss)                   $ 18,130      $ (211,908)   $  53,288
Goodwill impairment, net of tax                     -         250,406            -
Goodwill amortization, net of tax                   -               -       18,975
----------------------------------------------------------------------------------
Adjusted net income                          $ 18,130      $   38,498    $  72,263
==================================================================================
Basic earnings per share:
  Reported net income (loss)                 $   0.52      $    (6.80)   $    1.74
  Goodwill impairment                               -            8.04            -
  Goodwill amortization                                             -         0.62
----------------------------------------------------------------------------------
Adjusted net income                          $   0.52      $     1.24    $    2.36
==================================================================================
Diluted earnings per share:
  Reported net income (loss)                 $   0.51      $    (6.70)   $    1.73
  Goodwill impairment                               -            7.92            -
  Goodwill amortization                             -               -         0.62
----------------------------------------------------------------------------------
Adjusted net income                          $   0.51      $     1.22    $    2.35
==================================================================================

Deferred Financing Fees Fees incurred in connection with new borrowings are capitalized and amortized to interest expense over the life of the related obligation.

Earnings Per Share Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that occurs related to issuance of capital stock under stock option grants and restricted stock awards. The difference between basic and diluted earnings per share relates solely to the effect of capital stock options and restricted stock awards.

For purposes of determining the number of dilutive shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options and restricted stock awards by 0.3 million, 0.5 million and 0.2 million shares in 2003, 2002 and 2001, respectively. Unexercised stock options to purchase our capital stock of 1.7 million, 1.2 million and 1.5 million shares at June 30, 2003, 2002 and 2001, respectively, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

Revenue Recognition Revenue from the sale of products is generally recognized when risk of loss, title and insurable risk have transferred to the customer, which in most cases coincides with shipment of the related products. We do not ship product unless we have documentation authorizing shipment to our customers. Historically, we have experienced very low levels of returned product and do not consider the effect of returned product to be material.

Stock-Based Compensation Stock options generally are granted to eligible employees with a stock price equal to fair market value at the date of grant. Options are exercisable under specific conditions for up to 10 years from the date of grant. As permitted under the SFAS No. 123 we have elected to measure compensation expense related to stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations which uses the intrinsic value method. In addition to stock option grants, the 2002 plan permits the award of restricted stock to directors, officers and key employees. Expense associated with restricted stock grants is amortized over the vesting period. The expense for these awards is the same under the fair value method or intrinsic value method, and therefore is not included in the table below. If compensation expense was determined based on the estimated fair value of options granted in 2003, 2002 and 2001, consistent with the methodology in SFAS No. 123 and 148, our 2003, 2002 and 2001 net income and earnings per share would be reduced to the pro forma amounts indicated on the following page:

                                                                      Fiscal Year Ended June 30,
                                                                  ----------------------------------
(in thousands, except per share data)                               2003         2002        2001
----------------------------------------------------------------------------------------------------
Net income (loss), as reported                                    $ 18,130    $(211,908)   $  53,288
Deduct: Total stock-based employee compensation expense
    determined under fair value based method for all awards,
    net of related tax effects                                      (5,591)      (3,603)      (2,486)
Add: Total stock-based employee compensation expense
    determined under intrinsic value based method for all
    awards, net of related tax effects                                 158            -            -
----------------------------------------------------------------------------------------------------
Total stock-based compensation                                      (5,433)      (3,603)      (2,486)
----------------------------------------------------------------------------------------------------
Pro forma net income (loss)                                       $ 12,697    $(215,511)   $  50,802
====================================================================================================
Earnings (loss) per share:
    Basic-as reported                                             $   0.52    $   (6.80)   $    1.74
====================================================================================================
    Basic-pro forma                                               $   0.36    $   (6.91)   $    1.66
====================================================================================================
    Diluted-as reported                                           $   0.51    $   (6.70)   $    1.73
====================================================================================================
    Diluted-pro forma                                             $   0.36    $   (6.86)   $    1.65
====================================================================================================

The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option- pricing model based on the following weighted average assumptions:

                                              2003         2002         2001
----------------------------------------------------------------------------
Risk-free interest rate                       3.1%          4.6%        5.9%
Expected life (years)                           5             5           5
Expected volatility                          34.2%         34.0%       33.2%
Expected dividend yield                       2.1%          1.8%        2.4%
---------------------------------------------------------------------------

Research and Development Costs Research and development costs of $23.6 million, $18.3 million and $18.9 million in 2003, 2002 and 2001, respectively, were expensed as incurred.

Shipping and Handling Fees and Costs All fees billed to customers for shipping and handling are classified as a component of net sales. All costs associated with shipping and handling are classified as a component of cost of goods sold.

Income Taxes Deferred income taxes are recognized based on the future income tax effects (using enacted tax laws and rates) of differences in the carrying amounts of assets and liabilities for financial reporting and tax purposes. A valuation allowance is recognized if it is "more likely than not" that some or all of a deferred tax asset will not be realized. The valuation allowance was $36.0 million and $6.6 million at June 30, 2003 and 2002, respectively. The increase is primarily attributable to net operating loss carryforwards acquired in the Widia acquisition.

FINANCIAL INSTRUMENTS AND DERIVATIVES On July 1, 2000, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The adoption of SFAS No. 133 resulted in the recording of current assets of $1.6 million, long-term assets of $1.4 million, current liabilities of $1.3 million, long-term liabilities of $0.7 million, a decrease in accumulated other comprehensive loss of $1.6 million, net of tax, and a loss from the cumulative effect from the change in accounting principle of $0.6 million, net of tax. As part of our formal documented risk management program, we use certain derivative financial instruments. We do not enter into derivative transactions for speculative purposes and therefore hold no derivative instruments for trading purposes. We use derivative financial instruments to dampen the effects of changes in foreign exchange rates on our consolidated results and to achieve our targeted mix of fixed and floating interest rates on outstanding debt. We account for derivative instruments as a hedge of the related asset, liability, firm commitment or anticipated transaction when the derivative is specifically designated as a hedge of such items. Our objective in managing foreign exchange exposures with derivative instruments is to reduce both earnings and cash flow volatility, allowing us to focus our attention on business operations. With respect to interest rate management, these derivative instruments allow us to achieve our targeted fixed-to-floating interest rate mix as a separate decision from funding arrangements in the bank and public debt markets. We measure hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The ineffective portions are recorded in other income or expense in the current period. In addition, other forward contracts hedging significant cross-border intercompany loans are considered other derivatives and therefore, not eligible for hedge accounting under SFAS No. 133. These contracts are recorded at fair value in the balance sheet, with the offset to other (income) expense, net.

CASH FLOW HEDGES Currencies Forward contracts, purchased options and range forward contracts (a transaction where both a put option is purchased and a call option is sold), designated as cash flow hedges, hedge anticipated cash flows from cross-border intercompany sales of product and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive loss, net of tax, and are recognized as a component of other (income) expense, net when the underlying sale of product or services are recognized into earnings. We recognized expense of $0.7 million and $0.1 million as a component of other income, net, in 2003 and 2002, respectively, related to hedge ineffectiveness. The time value component of the fair value of purchased options and range forwards is excluded from the assessment of hedge effectiveness. Assuming market rates remain constant with the rates at June 30, 2003, we expect to recognize into earnings in the next 12 months losses on outstanding derivatives of $2.9 million.

Interest Rates Floating-to-fixed interest rate swap agreements, designated as cash flow hedges, hedge our exposure to interest rate changes on a portion of our floating rate debt. The interest rate swap converts a portion of our floating rate debt to fixed rate debt. We record the fair value of these contracts in the balance sheet, with the offset to accumulated other comprehensive loss, net of tax. During 2003, we entered into interest rate swap agreements to convert $53.5 million of our floating rate debt to fixed rate debt. As of June 30, 2003, we have recorded a loss of $1.0 million on these contracts which has been recorded in other comprehensive loss. The contracts require periodic settlement; the difference between the amounts to be received and paid under interest rate swap agreements is recognized in interest expense. Assuming market rates remain constant with rates at June 30, 2003, we expect to recognize into earnings in the next 12 months losses on outstanding derivatives of $0.2 million.

FAIR VALUE HEDGES Interest Rates Fixed-to-floating interest rate swap agreements, designated as fair value hedges, hedge our exposure to fair value fluctuations on a portion of our fixed rate ten-year Senior Unsecured Notes due to changes in the overall interest rate environment. These interest rate swap agreements convert a portion of our fixed rate debt to floating rate debt. During 2002, we entered into interest rate swap agreements which mature in 2012, to convert $200 million of our fixed rate debt to floating rate debt. These contracts require periodic settlement; the difference between amounts to be received and paid under the interest rate swap agreements is recognized in interest expense. In April 2003, we terminated these contracts and received a cash payment of $15.5 million. This gain will be amortized as a component of interest expense over the life of the debt using the effective interest rate method. Upon termination of the contracts in April, we entered into a new interest rate swap agreement with a notional amount of $200 million and a maturity date of June 2012. As of June 30, 2003, we have recorded a gain of $8.4 million related to these contracts. We record the gain or loss of these contracts in the balance sheet, with the offset to the carrying value of the Senior Unsecured Notes. Any gain or loss resulting from changes in the fair value of these contracts offset the corresponding gains or losses from changes in the fair values of the Senior Unsecured Notes. As a result, changes in the fair value of these contracts had no net impact on current year earnings.

Foreign Currency Translation Assets and liabilities of international operations are translated into U.S. dollars using year-end exchange rates, while revenues and expenses are translated at average exchange rates throughout the year. The resulting net translation adjustments are recorded as a component of accumulated other comprehensive loss. The local currency is the functional currency of most of our locations.

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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires enhanced disclosures in a company's interim and annual filings. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of both interim and fiscal years ending after December 15, 2002. The adoption of this standard did not have a material impact on our consolidated financial statements.

In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," to provide alternative methods of transition for an entity that voluntarily changes to the fair value- based method of accounting for stock-based employee compensation. This statement also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, the statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The amendments to APB Opinion No. 28 are effective for financial reports containing Condensed Financial Statements for interim periods beginning after December 15, 2002. The disclosure provisions of this statement were adopted on January 1, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities--an interpretation of ARB No. 51." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for the Company July 1, 2003 and is not expected to have a material impact on the Company's results of operations or financial condition.

In January 2003, the EITF released Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables," which addresses certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently analyzing the provisions of SFAS No. 149 to determine if there will be any impact of adoption, but does not believe that there will be any material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The standard will not impact the consolidated financial statements.

RECLASSIFICATIONS Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current-year presentation.

NOTE 3 - ACQUISITIONS AND DIVESTITURES

On August 30, 2002, we purchased the Widia Group (Widia) in Europe and India from Milacron Inc. for EUR 188 million ($185.3 million) subject to a purchase price adjustment. On February 12, 2003, Milacron Inc. and Kennametal signed a settlement agreement with respect to the calculation of the post-closing purchase price adjustment for the Widia acquisition pursuant to which Milacron paid Kennametal EUR 18.8 million ($20.1 million) in cash. The net cash purchase price of $167.1 million includes the actual purchase price of $185.3 million less the settlement of $20.1 million plus $6.2 million of direct acquisition costs ($1.1 million paid in fiscal year 2002 and $5.1 million paid during the twelve months ended June 30, 2003) less $4.3 million of acquired cash. We financed the acquisition with funds borrowed under the 2002 Credit Agreement. The acquisition of Widia improves our global competitiveness, strengthens our European position and represents a strong platform for increased penetration in Asia. Widia's operating results have been included in our consolidated results since August 30, 2002. The fair market value of the Widia tangible and intangible assets were determined by an independent appraiser.

In accordance with SFAS No. 141, "Business Combinations," we accounted for the acquisition using the purchase method of accounting. Accordingly, the preliminary purchase price allocations have been made based upon an estimated fair value of net assets acquired resulting in the recognition of approximately $53.0 million of goodwill and $27.2 million of other intangibles. Of the $27.2 million of identifiable intangible assets approximately $6.4 million has a definite life and therefore will be amortized over its remaining useful life. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the goodwill will not be amortized but will instead be subject to an annual impairment test. All goodwill and intangible assets resulting from the acquisition will be included in the MSSG segment. The preliminary purchase price allocations are subject to adjustment and may be modified within one year from the acquisition. Subsequent changes are not expected to have a material effect on our consolidated financial position.

The following summarizes the estimated fair values at the date of acquisition:

         (in thousands)
-----------------------------------------------------------------------------------------
Cash                                                                            $     4.3
Accounts receivable, net                                                             49.4
Inventory, net                                                                       65.4
Other current assets                                                                 24.8
Property, plant and equipment, net                                                   83.7
Trademarks                                                                           20.8
Patented technology                                                                   6.4
Other assets                                                                         19.9
Goodwill                                                                             53.0
-----------------------------------------------------------------------------------------
Total assets acquired                                                           $   327.7
=========================================================================================
Accounts payable and accrued wages                                                   22.5
Notes payable                                                                        18.1
Other current liabilities                                                            48.0
Long-term liabilities                                                                60.8
Minority interest                                                                     6.9
-----------------------------------------------------------------------------------------
Total liabilities and minority interest                                             156.3
-----------------------------------------------------------------------------------------
Net assets acquired                                                             $   171.4
=========================================================================================

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

Twelve Months Ended June 30,                                               2003              2002
------------------------------------------------------------------------------------------------------
PRO FORMA CONSOLIDATED FINANCIAL DATA
Net sales                                                              $   1,794,351     $   1,807,135
Income before cumulative effect of change
    in accounting principle                                                   13,489            26,786
Net income (loss)                                                             13,489          (223,620)
Basic earnings per share before cumulative
    effect of change in accounting principle                                    0.38              0.86
Basic earnings (loss) per share                                                 0.38             (7.17)
Diluted earnings per share before cumulative
    effect of change in accounting principle                                    0.38              0.85
Diluted earnings (loss) per share                                               0.38             (7.07)
------------------------------------------------------------------------------------------------------

Additionally, during the first quarter of the current year, we acquired the remaining nine percent minority interest of our subsidiary in Poland for total consideration of $0.2 million. This subsidiary is now wholly-owned by Kennametal. During 2003 we acquired an additional one percent ownership interest from minority shareowners of our subsidiary in Germany for total consideration of $4.5 million bringing our ownership to 99.3 percent. An additional payment of $2.3 million was made during the second quarter related to minority shareowners that sold their shares in the prior year. Total goodwill resulting from these transactions was $5.6 million.

In January 2002, we acquired Carmet Company for $5.1 million. Located in Duncan, S.C., this entity is a producer of tungsten cutting tools and wear parts and is included in our AMSG segment.

On April 19, 2002, we sold Strong Tool Company, our industrial supply distributor based in Cleveland, Ohio, for $8.6 million comprised of cash proceeds of $4.0 million and a seller note for $4.6 million. This action resulted in a pretax loss of $3.5 million and is in line with our strategy to refocus the J&L segment on its core catalog business. Annualized sales of this business were approximately $34 million.

In April 2001, we sold ATS Industrial Supply, Inc., our industrial supply distributor based in Salt Lake City, Utah, for $6.8 million comprised of cash proceeds of $1.0 million and a seller note for $5.8 million. This action resulted in a pretax loss of approximately $5.8 million and is in line with our strategy to refocus the J&L segment on its core catalog business. Annualized sales of this business were approximately $17 million.

On July 20, 2000, we proposed to the Board of Directors of JLK to acquire the outstanding shares of JLK we did not already own. On September 11, 2000, we announced a definitive merger agreement with JLK to acquire all the outstanding minority shares. Pursuant to the agreement, JLK agreed to initiate a cash tender offer for all of its shares of Class A Common Stock at a price of $8.75 per share. The tender offer commenced on October 3, 2000 and expired on November 15, 2000 resulting in JLK reacquiring 4.3 million shares for $37.5 million. Following JLK's purchase of shares in the tender offer, we acquired these shares at the same price in a merger. We incurred transaction costs of $3.3 million, which were included in the total cost of the transaction. JLK incurred costs of $2.1 million associated with the transaction, which were expensed as incurred. The transaction was unanimously approved by the JLK Board of Directors, including its special committee comprised of independent directors of the JLK Board.

NOTE 4 - ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

Since 1999, we had an agreement with a financial institution whereby we securitize, on a continuous basis, an undivided interest in a specific pool of our domestic trade accounts receivable. This agreement expired on June 30, 2003, and was renewed to July 3, 2003. On July 3, 2003, we entered into a new three-year securitization program (2003 Securitization Program) which also permitted us to securitize up to $100.0 million of accounts receivable. The 2003 Securitization Program provides for a co-purchase arrangement whereby two financial institutions participate in the purchase of our accounts receivable. Pursuant to this agreement, we, and several of our domestic subsidiaries, sell our domestic accounts receivable to Kennametal Receivables Corporation, a wholly-owned, bankruptcy-remote subsidiary (KRC). A bankruptcy-remote subsidiary is a company that has been structured to make it highly unlikely that it would be drawn into a bankruptcy of Kennametal Inc., or any of our other subsidiaries. KRC was formed to purchase these accounts receivable and sell participating interests in such accounts receivable to the financial institutions which, in turn, purchases and receives ownership and security interests in those assets. As collections reduce the amount of accounts receivable included in the pool, we sell new accounts receivable to KRC which, in turn, securitizes these new accounts receivable with the financial institutions.

We are permitted to securitize up to $100.0 million of accounts receivable under this agreement. The actual amount of accounts receivable securitized each month is a function of the net change (new billings less collections) in the specific pool of domestic accounts receivable, the impact of detailed eligibility requirements in the agreement (e.g. the aging, terms of payment, quality criteria and customer concentrations), and the application of various reserves which are typically in trade receivable securitization transactions. A decrease in the amount of eligible accounts receivable could result in our inability to continue to securitize all or a portion of our accounts receivable. It is not unusual, however, for the amount of our eligible accounts receivable to vary by up to $5.0 to $10.0 million per month. The financial institutions charge us fees based on the level of accounts receivable securitized under this agreement and the commercial paper market rates plus the financial institution's cost to administer the program. The costs incurred under this program, $1.9 million, $2.5 million and $5.7 million in 2003, 2002 and 2001, respectively, are accounted for as a component of other expense, net and represent attractive funding costs compared to existing bank and public debt transactions. At June 30, 2003 and 2002, we securitized accounts receivable of $99.3 million and $95.9 million, respectively, under this program. Our retained interests in accounts receivable available for securitization and recorded as a component of accounts receivable were $36.4 million and $37.1 million at June 30, 2003 and 2002, respectively.

The 2003 Securitization Program is required to be renewed periodically, and it is our intention to continuously obtain that renewal when required. However, certain provisions of the 2003 Securitization Program will require annual approval. Non-renewal or non-annual approval of this agreement would result in our requirement to otherwise finance the amounts securitized. In the event of a decrease of our eligible accounts receivable or non-renewal or non-annual approval of our securitization program, we would have to utilize alternative sources of capital to fund that portion of our working capital needs.

NOTE 5 - INVENTORIES

Inventories consisted of the following:

(in thousands)                                                     2003            2002
-------------------------------------------------------------------------------------------
Finished goods                                                 $   273,803      $   260,783
Work in process and powder blends                                  109,295           91,871
Raw materials and supplies                                          36,514           34,452
-------------------------------------------------------------------------------------------
Inventories at current cost                                        419,612          387,106
Less LIFO valuation                                                (27,357)         (42,030)
-------------------------------------------------------------------------------------------
Total inventories                                              $   392,255      $   345,076
===========================================================================================

We used the LIFO method of valuing our inventories for approximately 40 and 49 percent of total inventories at June 30, 2003 and 2002, respectively. We use the LIFO method in order to more closely match current costs with current revenues, thereby reducing the effects of inflation on earnings.

NOTE 6 - OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

(in thousands)                                                     2003            2002
------------------------------------------------------------------------------------------
Accrued employee benefits                                      $    28,898      $   21,378
Payroll, state and local taxes                                       7,799           5,234
Accrued interest expense                                             1,687           1,355
Derivative financial instruments                                     3,539           6,944
Environmental reserve                                                6,310           3,723
Restructuring reserve                                               24,868           8,456
Other accrued expenses                                              45,986          34,992
------------------------------------------------------------------------------------------
Total other current liabilities                                $   119,087      $   82,082
==========================================================================================

NOTE 7 - LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consisted of the following:

(in thousands)                                                                       2003          2002
----------------------------------------------------------------------------------------------------------
7.2% Senior Unsecured Notes due 2012 net of discount of $1.0 million and
    $1.1 million for 2003 and 2002, respectively. Also including interest rate
    swap adjustments in 2003 of $23.7 million and ($0.9 million) in 2002.         $  322,667    $  297,958
----------------------------------------------------------------------------------------------------------
2002 Credit Agreement:
    U.S. Dollar-denominated borrowings, 2.055% to 2.625% in 2003, due 2005            75,000        81,500
    Euro-denominated borrowings, 3.165% to 3.44375% in 2003, due 2005                 92,184             -
    Yen-denominated borrowings, 1.0875% in 2003, due 2005                             14,036             -
----------------------------------------------------------------------------------------------------------
Total 2002 Credit Agreement borrowings                                               181,220        81,500
Yen Credit Facility, 0.83% in 2002, due 2003                                               -        14,083
Lease of office facilities and equipment with terms expiring
    through 2008 at 3.25% to 4.73%                                                    11,948         8,982
Other                                                                                  1,914         1,918
----------------------------------------------------------------------------------------------------------
Total debt and capital leases                                                        517,749       404,441
----------------------------------------------------------------------------------------------------------
Less current maturities:
    Long-term debt                                                                      (311)      (14,621)
    Capital leases                                                                    (2,596)       (1,933)
----------------------------------------------------------------------------------------------------------
Total current maturities                                                              (2,907)      (16,554)
----------------------------------------------------------------------------------------------------------
Long-term debt and capital leases                                                 $  514,842    $  387,887
==========================================================================================================

Senior Unsecured Notes On June 19, 2002, we issued $300 million of 7.2% Senior Unsecured Notes due 2012 (Senior Unsecured Notes). These notes were issued at 99.629% of the face amount and yielded $294.3 million of net proceeds after related financing fees. The proceeds of this debt issuance were utilized to repay senior bank indebtedness. Interest is payable semi-annually on June 15th and December 15th of each year commencing December 15, 2002. The Senior Unsecured Notes contain covenants that restrict our ability to create liens, enter into sale-leaseback transactions or certain consolidations or mergers, or sell all or substantially all of our assets. As discussed under "Financial Instruments and Derivatives," in April 2003, we terminated interest rate swap agreements that converted the interest rate on $200 million of the Senior Unsecured Notes from fixed to floating interest rates. This transaction resulted in cash proceeds of $15.5 million which is included in the Senior Unsecured Note balance of $322.7 million at June 30, 2003. This gain will be amortized as a component of interest expense over the life of the debt using the effective interest rate method. During 2003, we entered into a new interest rate swap agreement with a notional amount of $200 million, and a maturity date of June 2012. As of June 30, 2003, we recorded a gain of $8.4 million related to these contracts. We record the gain or loss on these contracts in the balance sheet, with the offset to the carrying value of the Senior Unsecured Notes.

2002 Credit Agreement We also entered into a three-year, multi-currency, revolving credit facility with a group of financial institutions (2002 Credit Agreement). The 2002 Credit Agreement originally permitted revolving credit loans of up to $650 million for working capital, capital expenditures and general corporate purposes and replaced the previous Bank Credit Agreement, the Euro Credit Agreement and the Yen Credit Facility discussed below. The 2002 Credit Agreement allows for borrowings in U.S. dollars, Euro, Canadian dollars, Pound Sterling and Japanese Yen.

In June 2003, we provided written notice to the administrative agent indicating our decision to reduce the 2002 Credit Agreement from $650 million to $500 million. This resulted in a write-down of a portion of deferred financing fees of $0.5 million. Interest payable under the 2002 Credit Agreement is based upon the type of borrowing under the facility and may be (1) the greater of the prime rate and the federal funds effective rate plus 0.50%, (2) Euro-currency rates plus an applicable margin or (3) a quoted fixed rate offered by one or more lenders at the time of borrowing.

The 2002 Credit Agreement contains various covenants with which we must be in compliance including three financial covenants: a maximum leverage ratio, a maximum fixed charge coverage ratio and a minimum consolidated net worth. As of June 30, 2003, outstanding borrowings under this agreement were $181.2 million and we had the ability to borrow under this agreement or otherwise have additional debt of up to $108.7 million and be in compliance with the maximum leverage ratio financial covenant. The maximum leverage ratio financial covenant requires that we maintain at the end of each fiscal quarter a specified consolidated leverage ratio (as that term is defined in this agreement).

Previous Debt Agreements In 1998, we entered into a $1.4 billion Bank Credit Agreement. Subject to certain conditions, the Bank Credit Agreement permitted term loans of up to $500 million and revolving credit loans of up to $900 million for working capital, capital expenditures and general corporate purposes.

The Yen Credit Facility was entered into on January 28, 1999 and allowed for Japanese Yen-denominated borrowings up to JPY 1.68 billion. The facility matured on July 27, 2002 and was not renewed. The proceeds from the 2002 Credit Agreement were used to pay the outstanding balance.

On December 20, 2000, we entered into a EUR 212 million Euro-denominated revolving credit facility (Euro Credit Agreement) to partially hedge the foreign exchange exposure of our net investment in Euro-based subsidiaries and to diversify our interest rate exposure. Amounts borrowed under the Euro Credit Agreement were required to be used to repay indebtedness under the Bank Credit Agreement and, to the extent the Bank Credit Agreement was repaid, for working capital and general corporate purposes. On January 8, 2001, we borrowed EUR 212 million under this facility to meet our obligation under then outstanding Euro-denominated forward foreign exchange contracts. The proceeds from the Euro-denominated forward foreign exchange contracts of $191.1 million were used to repay amounts borrowed under the Bank Credit Agreement. Subsequently, the availability under the Bank Credit Agreement was permanently reduced from $900 million to $700 million, resulting in a write-down of a portion of deferred financing fees of $0.3 million. This charge was recorded as a component of interest expense.

The Bank Credit Agreement and the Euro Credit Agreement were cancelled in June 2002 when we repaid both facilities using proceeds raised from the public debt offering, the capital stock issuance and the 2002 Credit Agreement.

Future principal maturities of long-term debt are $0.3 million, $0.4 million, $181.6 million, $0.2 million and $0.1 million, respectively, in 2004 through 2008.

Future minimum lease payments under capital leases for the next five years and thereafter in total are as follows:

(in thousands)
------------------------------------------------------------------------------------------
2004                                                                            $    3,263
2005                                                                                 2,627
2006                                                                                 3,749
2007                                                                                 1,325
2008                                                                                 1,459
After 2008                                                                           1,671
------------------------------------------------------------------------------------------
Total future minimum lease payments                                                 14,094
Less amount representing interest                                                   (2,146)
==========================================================================================
Amount recognized as capital lease obligation                                   $   11,948
==========================================================================================

Our secured debt at June 30, 2003 are industrial revenue bond obligations of $1.3 million and the capitalized lease obligations of $11.9 million. These obligations are secured by the underlying assets.

NOTE 8 - NOTES PAYABLE AND LINES OF CREDIT

Notes payable to banks of $7.9 million and $6.9 million at June 30, 2003 and 2002, respectively, represent short-term borrowings under international credit lines with commercial banks. These credit lines, translated into U.S. dollars at June 30, 2003 exchange rates, totaled $125.9 million at June 30, 2003, of which $117.8 million was unused. The weighted average interest rate for notes payable and lines of credit was 5.84 percent and 2.78 percent at June 30, 2003 and 2002, respectively. The increase in the weighted average interest rate is associated with notes payable that were acquired during the Widia acquisition. These notes carried a significantly higher interest rate than Kennametal's historical rates.

NOTE 9 - INCOME TAXES

Income before income taxes and the provision for income taxes consisted of the following:

(in thousands)                                                           2003           2002        2001 (1)
-----------------------------------------------------------------------------------------------------------
Income before provision for income taxes:
    United States                                                     $   15,954     $  11,564   $   35,108
    International                                                         18,336        47,487       59,221
-----------------------------------------------------------------------------------------------------------
Total income before provision for income taxes and minority interest  $   34,290     $  59,051   $   94,329
===========================================================================================================
Current income taxes:
    Federal                                                           $   (5,362)    $ (17,303)  $   26,435
    State                                                                     55         1,070        5,034
    International                                                         12,258        19,255       15,234
-----------------------------------------------------------------------------------------------------------
Total current income taxes                                                 6,951         3,022       46,703
Deferred income taxes                                                      7,349        15,878       (9,403)
-----------------------------------------------------------------------------------------------------------
Provision for income taxes                                            $   14,300     $  18,900   $   37,300
===========================================================================================================
Effective tax rate                                                          41.7%         32.0%        39.5%
===========================================================================================================

(1) Taxes of $16.8 million in the 2001 annual report were previously classified as current and have been reclassified to deferred taxes.

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes was as follows:

(in thousands)                                        2003        2002        2001
------------------------------------------------------------------------------------
Income taxes at U.S. statutory rate                 $ 12,002    $ 20,668    $ 33,015
State income taxes, net of federal tax benefits          915       2,656       2,696
Nondeductible goodwill                                     -           -       5,557
Combined tax effects of international income          (7,465)     (5,773)     (4,899)
International losses with no related tax benefits      8,003         990       1,135
Capital loss utilization                              (3,344)          -           -
Electronics impairment charge                          4,765           -           -
Other                                                   (576)        359        (204)
------------------------------------------------------------------------------------
Provision for income taxes                          $ 14,300    $ 18,900    $ 37,300
====================================================================================

Deferred tax assets and liabilities consisted of the following:

(in thousands)                                         2003         2002
---------------------------------------------------------------------------
Deferred tax assets:
    Net operating loss carryforwards                 $  42,643    $   9,602
    Inventory valuation and reserves                    24,025       23,630
    Pension benefits                                    12,218            -
    Other postretirement benefits                       19,318       18,721
    Accrued employee benefits                           16,663       17,962
    Hedging activities                                  20,031        3,315
    FTC carryforward                                     3,314        3,525
    Other                                               21,659       20,602
---------------------------------------------------------------------------
Total                                                  159,871       97,357
Valuation allowance                                    (35,998)      (6,600)
---------------------------------------------------------------------------
Total deferred tax assets                            $ 123,873    $  90,757
===========================================================================
Deferred tax liabilities:
    Tax depreciation in excess of book               $  44,091    $  47,321
    Pension benefits                                         -       16,827
    Other                                                8,966        7,804
---------------------------------------------------------------------------
Total deferred tax liabilities                       $  53,057    $  71,952
===========================================================================

Deferred income taxes were not provided on cumulative undistributed earnings of international subsidiaries and affiliates. At June 30, 2003, unremitted earnings of non-U.S. subsidiaries were determined to be permanently reinvested. It is not practical to estimate the income tax effect that might be incurred if earnings were remitted to the United States.

Included in deferred tax assets at June 30, 2003 are unrealized tax benefits totaling $42.6 million related to net operating loss carryforwards. Of that amount, $3.7 million expire through June 2008, $1.0 expire through June 2013, another $1.0 million expire through June 2018 and the remaining $36.9 million do not expire. The realization of these tax benefits is contingent on future taxable income in certain international operations. A valuation allowance of $30.4 million has been placed against certain losses resulting in a net deferred asset related to net operating loss carryforwards of $12.2 million. Of this amount, $10.0 million relates to net operating loss carryforwards in Germany, $0.7 million are associated with Brazil, and $1.5 million related to Spain, Belgium and South Africa. A valuation allowance of $5.5 million has been placed on other deferred tax assets in the United Kingdom.

NOTE 10 - PENSION AND OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

We sponsor several pension plans that cover substantially all employees. Pension benefits under defined benefit pension plans are based on years of service and, for certain plans, on average compensation immediately preceding retirement. We fund pension costs in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA), as amended, for U.S. plans and in accordance with local regulations or customs for non-U.S. plans. Additionally, we maintain a supplemental early executive retirement plan for various executives. The liability associated with this plan is also included in the pension disclosure below.

We presently provide varying levels of postretirement health care and life insurance benefits to most U.S. employees. Postretirement health care benefits are available to employees and their spouses retiring on or after age 55 with 10 or more years of service after age 40. Beginning with retirements on or after January 1, 1998, our portion of the costs of postretirement health care benefits are capped at 1996 levels.

The funded status of our pension plans and amounts recognized in the consolidated balance sheets were as follows:

(in thousands)                                                 2003        2002
----------------------------------------------------------------------------------
Change in benefit obligation:
    Benefit obligation, beginning of year                   $ 417,070    $ 387,977
    Service cost                                               13,098       11,195
    Interest cost                                              30,103       27,328
    Participant contributions                                     729          642
    Actuarial (gains) losses                                   65,389        3,705
    Benefits paid                                             (19,288)     (20,450)
    Effect of curtailment and other                                 -           63
    Effect of acquired businesses                              40,475          516
    Foreign currency translation adjustments                   14,992        5,950
    Plan amendments                                                 -          144
----------------------------------------------------------------------------------
Benefit obligation, end of year                             $ 562,568    $ 417,070
==================================================================================
Change in plan assets:
    Fair value of plan assets, beginning of year            $ 403,388    $ 443,217
    Actual return on plan assets                                5,591      (25,245)
    Company contributions                                       5,021        1,947
    Participant contributions                                     729          642
    Benefits paid                                             (19,288)     (19,489)
    Other                                                        (435)          21
    Effect of acquired businesses                               6,625            -
    Foreign currency translation adjustments                    3,799        2,295
----------------------------------------------------------------------------------
Fair value of plan assets, end of year                      $ 405,430    $ 403,388
==================================================================================
Funded status of plans                                      $(157,138)   $ (13,682)
Unrecognized transition obligation                              2,483          963
Unrecognized prior service cost                                 5,283        6,009
Unrecognized actuarial losses                                 134,058       27,190
==================================================================================
Net accrued (liability) benefit                             $ (15,314)   $  20,480
==================================================================================
Amounts recognized in the balance sheet consist of:
    Prepaid benefit                                         $   1,589    $  48,666
    Intangible assets                                           8,382        4,926
    Accumulated other comprehensive income                     86,405        7,195
    Accrued benefit obligation                               (111,690)     (40,307)
----------------------------------------------------------------------------------
Net accrued (liability) benefit                             $ (15,314)   $  20,480
==================================================================================

Prepaid pension benefits are included in other long-term assets. Accrued pension benefit obligations are included in other long-term liabilities. U.S. defined benefit pension plan assets consist principally of common stocks, corporate bonds and U.S. government securities. International defined benefit pension plan assets consist principally of common stocks, corporate bonds and government securities.

To the best of our knowledge and belief, the asset portfolios of our defined benefit plans do not contain our capital stock. We do not issue insurance contracts to cover future annual benefits of defined benefit plan participants. Transactions between us and our defined benefit plans include the reimbursement of plan expenditures incurred by us on behalf of the plans. To the best of our knowledge and belief, the reimbursement of cost is permissible under current ERISA or local government law.

Included in the above information are pension plans with accumulated benefit obligations exceeding the fair value of plan assets as follows:

(in thousands)                           2003       2002
----------------------------------------------------------
Projected benefit obligation           $551,382   $ 74,753
Accumulated benefit obligation          504,590     68,758
Fair value of plan assets               393,739     28,709
----------------------------------------------------------

The components of net pension (benefit) cost include the following:

(in thousands)                            2003        2002        2001
------------------------------------------------------------------------
Service cost                            $ 13,098    $ 11,195    $ 11,317
Interest cost                             30,103      27,328      26,368
Expected return on plan assets           (43,166)    (45,367)    (43,526)
Amortization of transition obligation     (1,355)     (1,998)     (2,052)
Amortization of prior service cost           772         757         428
Recognition of actuarial gains              (495)     (2,317)     (2,836)
------------------------------------------------------------------------
Net benefit                             $ (1,043)   $(10,402)   $(10,301)
========================================================================

The significant actuarial assumptions used to determine the present value of net pension obligations were as follows:

(in thousands)                                      2003        2002           2001
-------------------------------------------------------------------------------------
Discount rate:
    U.S. plans                                        6.0%         7.3%          7.5%
    International plans                           5.0-6.3%     6.0-6.8%      5.5-6.8%
Rates of future salary increases:
    U.S. plans                                        4.5%         4.5%          4.5%
    International plans                           3.0-4.0%     3.3-4.0%      3.0-4.3%
Rates of return on plan assets:
    U.S. plans                                        8.5%         9.5%         10.0%
    International plans                           6.5-7.3%     6.5-7.3%      6.5-8.0%
-------------------------------------------------------------------------------------

The funded status of our other postretirement benefit plan and amounts recognized in the consolidated balance sheets were as follows:

(in thousands)                                            2003        2002
----------------------------------------------------------------------------
Change in benefit obligation:
    Benefit obligation, beginning of year               $ 42,120    $ 41,122
    Service cost                                           1,259       1,291
    Interest cost                                          2,930       2,950
    Actuarial losses                                       2,359         165
    Benefits paid                                         (3,403)     (3,408)
----------------------------------------------------------------------------
Benefit obligation, end of year                         $ 45,265    $ 42,120
----------------------------------------------------------------------------
Funded status of plans                                  $(45,265)   $(42,120)
Unrecognized prior service cost                              672       1,078
Unrecognized actuarial gains                              (2,053)     (4,279)
----------------------------------------------------------------------------
Net accrued obligation                                  $(46,646)   $(45,321)
============================================================================

The components of other postretirement cost include the following:

(in thousands)                                  2003       2002       2001
----------------------------------------------------------------------------
Service cost                                   $ 1,259    $ 1,291    $ 1,130
Interest cost                                    2,930      2,950      2,744
Amortization of prior service cost                 406        406        406
Recognition of actuarial gains                    (108)      (247)      (753)
----------------------------------------------------------------------------
Net cost                                       $ 4,487    $ 4,400    $ 3,527
============================================================================

The discount rate used to determine the present value of the other postretirement benefit obligation was 6.0%, 7.3% and 7.5% in 2003, 2002 and 2001, respectively. The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans was 9% in 2003 and was assumed to decrease gradually to 5.0% in 2007 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the cost components and obligation for the health care plans. A change of one percentage point in the assumed health care cost trend rates would have the following effects on the total service and interest cost components of other postretirement cost and the other postretirement benefit obligation at June 30, 2003:

(in thousands)                                                              1% Increase   1% Decrease
-----------------------------------------------------------------------------------------------------
Effect on total of service and interest cost components                      $    200      $    (170)
Effect on other postretirement benefit obligation                               2,140         (1,850)
-----------------------------------------------------------------------------------------------------

We also sponsor several defined contribution pension plans. Pension costs for defined contribution plans were $12.4 million, $9.1 million and $12.1 million in 2003, 2002 and 2001, respectively. Effective October 1, 1999, company contributions to U.S. defined contribution pension plans are made primarily in our capital stock, resulting in the issuance of 146,350, 155,097 and 331,960 shares during 2003, 2002 and 2001, respectively, with a market value of $4.4 million, $5.8 million and $9.2 million, respectively. We temporarily suspended all company contributions to certain defined contribution plans from January 1, 2002 through January 1, 2003.

We provide for postemployment benefits pursuant to SFAS No. 112, "Employers' Accounting for Postemployment Benefits." We accrue the cost of separation and other benefits provided to former or inactive employees after employment but before retirement. Postemployment benefit costs were not significant in 2003, 2002 and 2001.

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive income (loss) consist of the following:

Twelve Months Ended June 30 (in thousands),                                       2003         2002
------------------------------------------------------------------------------------------------------
Income before cumulative effect of change in accounting principle               $  18,130    $  38,498
Cumulative effect of change in accounting principle, net of tax                         -     (250,406)
Unrealized (loss) gain on derivatives designated and
    qualified as cash flow hedges, net of tax                                      (4,879)      (1,372)
Reclassification of unrealized gain (loss) on matured derivatives, net of tax       5,157       (1,902)
Unrealized gain (loss) on marketable equity securities available-for-sale,
    net of tax                                                                        321       (1,774)
Minimum pension liability adjustment, net of tax                                  (54,696)         945
Foreign currency translation adjustments                                           51,163       23,104
------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                     $  15,196    $(194,797)
======================================================================================================

As of June 30, 2003 (in thousands)                                   Pre-tax        Tax     After-tax
-----------------------------------------------------------------------------------------------------
Unrealized loss on marketable equity securities
    available-for-sale                                             $    (273)   $     104   $    (169)
Unrealized loss on derivatives designated and qualified
    as cash flow hedges                                               (8,900)       3,382      (5,518)
Minimum pension liability adjustment                                 (86,405)      27,244     (59,161)
Foreign currency translation adjustments                             (25,819)      32,954       7,135
-----------------------------------------------------------------------------------------------------
Total accumulated other comprehensive (loss)                       $(121,397)   $  63,684   $ (57,713)
=====================================================================================================

As of June 30, 2002 (in thousands)                                    Pre-tax       Tax     After-tax
-----------------------------------------------------------------------------------------------------
Unrealized loss on marketable equity securities available-for-sale   $   (791)   $    301   $   (490)
Unrealized loss on derivatives designated and qualified
    as cash flow hedges                                                (9,339)      3,543     (5,796)
Minimum pension liability adjustment                                   (7,195)      2,730     (4,465)
Foreign currency translation adjustments                              (47,520)      3,492    (44,028)
-----------------------------------------------------------------------------------------------------
Total accumulated other comprehensive (loss)                         $(64,845)   $ 10,066   $(54,779)
====================================================================================================

NOTE 12 - RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

In accordance with SFAS No. 144, in June 2003, we completed an assessment of the carrying value of certain long-lived assets in the Electronics business. As a result of this assessment, we recorded a pre-tax charge of $16.1 million ($15.3 million after-tax) as a component of restructuring and asset impairment charges. The charge is a result of price declines caused by persistent global over-capacity and low-cost Asia competition. The fixed asset impairment charge reduced the book value of the Electronics business' assets to $2.6 million.

2003 Facility Consolidation Program In June 2003, we approved a facility consolidation program. This program is expected to have restructuring charges of approximately $2.5 million. The plan includes the closure of two regional operating centers and the Framingham manufacturing facility and a workforce reduction. In conjunction with the program we recorded an asset write-down related to fixed assets that will be disposed of as a result of the restructuring program. All actions pertain to the MSSG segment. All costs associated with the restructuring program are expected to be incurred and paid by December 31, 2003, except certain lease costs which may extend to 2004.

                                           Accrual at                  Asset          Cash        Accrual at
(in thousands)                           June 30, 2002    Expense    Write-down   Expenditures   June 30, 2003
--------------------------------------------------------------------------------------------------------------
Employee severance                           $  -        $   1,188      $   -         $  -         $   1,188
Facility rationalization                        -              460       (316)           -               144
--------------------------------------------------------------------------------------------------------------
Total                                        $  -        $   1,648      $(316)        $  -         $   1,332
==============================================================================================================

2003 Workforce Restructuring Program In October 2002, we announced a global salaried workforce reduction of approximately five percent. The reduction as announced was expected to cost between $9 million and $10 million. The expected cost was revised to $8.0 million as the plan was subsequently completed as of June 30, 2003. The program resulted in $2.8 million of charges for the MSSG segment, $2.6 million for AMSG, $1.3 million for J&L, $0.1 million for FSS and $1.2 million for Corporate. The components of the restructuring accrual at June 30, 2003 for this program are as follows:

                                           Accrual at                  Expense      Cash         Accrual at
(in thousands)                           June 30, 2002    Expense    Adjustment  Expenditures   June 30, 2003
-------------------------------------------------------------------------------------------------------------
Employee severance                          $    -       $   8,345    $   (434)  $     (6,076)   $     1,835
-------------------------------------------------------------------------------------------------------------
Total                                       $    -       $   8,345    $   (434)  $     (6,076)   $     1,835
=============================================================================================================

The restructuring accrual at June 30, 2003 represents expected future cash payments for these obligations over the next six months. The expense adjustments represent revision in original cost estimates related to this plan.

Widia Integration In addition to the 2003 Workforce Restructuring Program, we have implemented two Widia acquisition-related integration programs (Kennametal Integration Restructuring Program and the Widia Integration Plan) which together are expected to result in a global headcount reduction of between 650 and 700 positions. We have substantially completed the integration plan and, as of June 30, we have closed six sales offices, two manufacturing facilities and closed or consolidated four warehouses. As of June 30, 2003, we have terminated approximately 545 employees in Europe and India and expect the remaining workforce reduction to be within our original estimates. We expect the completion of all integration activities in the second quarter of 2004.

Kennametal Integration Restructuring Program This program includes employee severance costs associated with existing Kennametal facilities.

The components of the restructuring accrual at June 30, 2003 for this program are as follows:

                                                       Accrual at                    Cash        Accrual at
(in thousands)                                       June 30, 2002     Expense   Expenditures   June 30, 2003
-------------------------------------------------------------------------------------------------------------
Employee severance                                      $     -       $  6,956   $    (3,316)    $     3,640
-------------------------------------------------------------------------------------------------------------
Total                                                   $     -       $  6,956   $    (3,316)    $     3,640
=============================================================================================================

Widia Integration Plan In connection with the acquisition, we have established a Widia integration plan to develop centers of excellence in functional areas and enable long-term growth and competitive advantages. Costs that are incurred under this plan will be accounted for under EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." As a result, these costs have been recorded as part of the Widia purchase price allocation.

                                                      Accrual at     Adjustment        Cash        Accrual at
(in thousands)                                       June 30, 2002   to Goodwill   Expenditures   June 30, 2003
---------------------------------------------------------------------------------------------------------------
Facility rationalizations                              $       -     $     4,678   $    (3,321)    $    1,357
Employee severance                                             -          19,783        (4,849)        14,934
Terminated contracts                                           -           1,401          (938)           463
---------------------------------------------------------------------------------------------------------------
Total                                                  $       -     $    25,862   $    (9,108)    $   16,754
===============================================================================================================

Widia Restructuring In connection with our acquisition of Widia, we assumed $2.4 million of restructuring accruals related to restructuring programs initiated by Widia prior to the acquisition date. These programs, initiated in December 2001, relate to the severance of 156 European employees in both production and administration. The accrual balance at June 30, 2003 of $0.2 million represents a decrease of $2.2 million related to cash payments made during the period since acquisition.

2002 AMSG and MSSG Restructuring In November 2001, we announced a restructuring program whereby we recognized special charges of $18 million. This was done in response to continued steep declines in the end market demand in the Electronics and Industrial Products Group businesses. All initiatives under this program have been implemented and completed.

These costs are related to the closing and consolidation of the AMSG electronics facility in Chicago, IL., and MSSG Industrial Products Group's Pine Bluff, Ark. and Monticello, Ind. locations, the production of a particular line of products in Rogers, Ark. and several customer service centers. As a result, we recorded restructuring charges of $14.8 million during 2002 related to exit costs associated with these actions, including severance for substantially all 337 employees at the closed facilities. We also recorded a charge of $2.5 million related to severance for 84 individuals, primarily in the MSSG segment. The components of the charges and the accrual at June 30, 2002 for this program are as follows:

                                       Accrual at                           Expense         Cash          Accrual at
(in thousands)                       June 30, 2002        Expense          Adjustment    Expenditures    June 30, 2003
----------------------------------------------------------------------------------------------------------------------
Facility rationalizations             $     2,977          $   15           $  (511)      $    (2,180)     $   301
Employee severance                          1,220             110                (2)           (1,229)          99
----------------------------------------------------------------------------------------------------------------------
Total                                 $     4,197          $  125           $  (513)      $    (3,409)     $   400
======================================================================================================================

The restructuring accrual at June 30, 2002 represents future cash payments for these obligations, of which the majority are expected to occur over the next six months. The expense adjustments represent revisions in original cost estimates related to this plan.

2002 and 2001 J&L and FSS Business Improvement Programs In the J&L segment for 2001, we recorded a restructuring and asset impairment charge of $2.5 million for severance of 115 individuals, $1.8 million associated with the closure of 11 underperforming satellite locations, including certain German operations, and $0.7 million for the exiting of three warehouses. This includes a $0.4 million non-cash write-down of the book value of certain property, plant and equipment, net of salvage value, that we determined would no longer be utilized in ongoing operations. In the FSS segment for 2001, we recorded restructuring charges of $0.6 million for severance related to eight individuals.

In 2002, we continued our J&L and FSS business improvement programs initiated in 2001. In the J&L segment during 2002, we recorded restructuring and asset impairment charges of $5.3 million related to the write-down of a portion of the value of a business system, $2.5 million for severance for 81 individuals and $1.7 million related to the closure of 10 satellites and two call centers. In the FSS segment for 2002, we recorded restructuring charges of $0.7 million for severance related to 34 individuals. Total special charges related to this plan were $19 million which are consistent with our original estimates of $15 to $20 million. During the third quarter of 2003, we completed the 2001 J&L and FSS Business Improvement Programs and have incurred cash payments of $1.2 million, $3.2 million and $4.4 million related to this program in 2003, 2002 and 2001, respectively.

2001 Core-Business Resize Program In 2001, we took actions to reduce our salaried workforce in response to the weakened U.S. manufacturing sector. As a result of implementing this core-business resize program, we recorded a restructuring charge in 2001 of $4.6 million related to severance for 209 individuals. All employee benefit initiatives under these programs have been implemented and the program has been completed. Cash expenditures were $0.3 million, $1.9 million and $2.2 million in 2003, 2002 and 2001, respectively.

NOTE 13 - FINANCIAL INSTRUMENTS

The methods used to estimate the fair value of our financial instruments are as follows:

Cash and Equivalents, Current Maturities of Long-Term Debt and Notes Payable to Banks The carrying amounts approximate their fair value because of the short maturity of the instruments.

Marketable Equity Securities The fair value is estimated based on the quoted market price of this security, as adjusted for the currency exchange rate at June 30.

Long-Term Debt Fixed rate debt has a fair market value of $334 million and $298 million in 2003 and 2002, respectively. Fair value was determined using discounted cash flow analysis and our incremental borrowing rates for similar types of arrangements.

Foreign Exchange Contracts The notional amount of outstanding foreign exchange contracts, translated at current exchange rates, was $136.5 million and $197.7 million at June 30, 2003 and 2002, respectively. We would have received $2.5 million at June 30, 2002, and would have paid $3.1 million at June 30, 2003, to settle these contracts, representing the fair value of these agreements. Under SFAS No. 133, the carrying value equals the fair value for these contracts at June 30, 2003 and 2002. Fair value was estimated based on quoted market prices of comparable instruments.

Interest Rate Swap Agreements At June 30, 2003 and 2002, we had interest rate swap agreements outstanding that effectively convert a notional amount of $53.6 million and $150.0 million, respectively, of debt from floating to fixed interest rates. At June 30, 2003 and 2002, we would have paid $1.6 million and $5.5 million, respectively, to settle these interest rate swap agreements, which represents the fair value of these agreements.

During 2002, we entered into interest rate swap agreements which mature in 2012, to convert $200 million of our fixed rate debt to floating rate debt. These contracts require periodic settlement; the difference between amounts to be received and paid under the interest rate swap agreements is recognized in interest expense. In April 2003, we terminated these contracts and received a cash payment of $15.5 million. This gain will be amortized as a component of interest expense over the life of the debt using the effective interest rate method. Upon termination of the contracts in April, we entered into a new interest rate swap agreement with a notional amount of $200 million and a maturity date of June 2012. As of June 30, 2003, we have recorded a gain of $8.4 million related to these contracts. We record the gain or loss of these contracts in the balance sheet, with the offset to the carrying value of the Senior Unsecured Notes. Any gain or loss resulting from changes in the fair value of these contracts offset the corresponding gains or losses from changes in the fair values of the Senior Unsecured Notes. As a result, changes in the fair value of these contracts had no net impact on current year earnings.

Under SFAS No. 133, the carrying value equals the fair value for these contracts at June 30, 2003 and 2002. Fair value was estimated based on the mark-to-market value of the contracts which closely approximates the amount that we would receive or pay to terminate the agreements at year end.

Concentrations of Credit Risk Financial instruments that potentially subject us to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. By policy, we make temporary cash investments with high credit quality financial institutions. With respect to trade receivables, concentrations of credit risk are significantly reduced because we serve numerous customers in many industries and geographic areas.

We are exposed to counterparty credit risk for nonperformance of derivatives and, in the unlikely event of nonperformance, to market risk for changes in interest and currency rates. We manage exposure to counterparty credit risk through credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. We do not anticipate nonperformance by any of the counterparties. As of June 30, 2003 and 2002, we had no significant concentrations of credit risk.

NOTE 14 - STOCK OPTIONS, AWARDS AND PURCHASE PLAN

Stock options generally are granted to eligible employees at fair market value at the date of grant. Options are exercisable under specified conditions for up to 10 years from the date of grant. During 2002, Kennametal established the Kennametal Inc. Stock and Incentive Plan of 2002 ("the 2002 Plan") pursuant to which eligible individuals may be granted awards. The 2002 Plan eliminated grants or awards under any prior stock option plan. Prior to the approval of the 2002 Plan, Kennametal had four plans under which options were granted: the 1992 Plan, the 1996 Plan and two 1999 Plans.

Under provisions of the 2002 Plan, participants may deliver our stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair value of shares delivered in each of 2002 and 2001 was $0.2 million. Shares delivered in 2003 were not significant.

Stock option activity for 2003, 2002 and 2001 is set forth below:

                                             2003                        2002                       2001
                                  --------------------------  --------------------------  --------------------------
                                                 Weighted                     Weighted                  Weighted
                                                  Average                     Average                    Average
Number of Options                  Options    Exercise Price   Options    Exercise Price   Options    Exercise Price
--------------------------------------------------------------------------------------------------------------------
Options outstanding,
      beginning of year           3,307,854     $    32.08    2,913,436     $    32.08    2,856,298     $    33.05
Granted                           1,029,975          30.57      964,025          38.67      726,850          25.51
Exercised                           (63,672)         26.49     (382,542)         28.54     (263,719)         22.48
Lapsed and forfeited               (248,740)         35.98     (187,065)         45.24     (405,993)         34.40
--------------------------------------------------------------------------------------------------------------------
Options outstanding,
      end of year                 4,025,417     $    32.91    3,307,854     $    33.75    2,913,436     $    32.08
--------------------------------------------------------------------------------------------------------------------
Options exercisable,
      end of year                 2,276,984     $    33.20    1,882,539     $    33.37    1,959,311     $    34.99
--------------------------------------------------------------------------------------------------------------------
Weighted average fair
      value of options granted
      during the year                           $     8.77                  $    12.24                  $     7.95
====================================================================================================================

Stock options outstanding at June 30, 2003:

                                                   Options Outstanding                 Options Exercisable
                                        -----------------------------------------   --------------------------
                                                     Weighted
                                                     Remaining       Weighted                     Weighted
                                                    Contractual       Average                      Average
Range of Exercise Prices                 Options    Life (years)   Exercise Price    Options    Exercise Price
--------------------------------------------------------------------------------------------------------------
  $ 20.63- $ 24.47                        717,540       6.53           $23.74         553,064      $23.56
    24.75-   28.13                        490,727       6.35            26.28         459,814       26.31
    28.16-   29.64                        133,000       9.29            29.50          20,501       29.16
    29.81                                 700,275       9.06            29.81               0           0
    29.82-   36.15                        490,614       6.43            32.58         302,033       31.64
    36.28-   38.30                        296,200       3.34            37.16         273,405       37.17
    38.44                                 590,352       8.08            38.44         202,180       38.44
    38.51-   48.56                        479,709       6.22            44.94         338,987       46.75
    49.25-   53.97                        127,000       4.51            51.44         127,000       51.44
--------------------------------------------------------------------------------------------------------------
                                        4,025,417       6.92           $32.91       2,276,984      $33.20
==============================================================================================================

In addition to stock option grants, the 2002 Plan permits the award of restricted stock to directors, officers and key employees. During 2003, 2002 and 2001, we granted restricted stock awards of 286,075, 124,298 and 75,790 shares, respectively, which vest over periods of one to six years from the grant date. For some grants, vesting may accelerate due to achieving certain performance goals. Restricted stock awards are considered unearned compensation until vesting occurs due to the passage of time or achievement of certain performance goals. As of June 30, 2003, 2002 and 2001, unearned compensation related to restricted stock was $9.1 million, $4.7 million and $1.9 million, respectively. Unearned compensation is amortized to expense over the vesting period. Compensation expense related to these awards was $4.9 million, $2.0 million and $2.6 million in 2003, 2002 and 2001, respectively.

On October 24, 2000, our shareowners approved the Employee Stock Purchase Plan
(ESPP), which provides for the purchase by employees of up to 1.5 million shares of capital stock through payroll deductions. Employees who choose to participate in the ESPP receive an option to purchase capital stock at a discount equal to the lower of 85 percent of the fair market value of the capital stock on the first or last day of a purchase period. The ESPP was launched on February 1, 2001 and employees purchased 31,580 and 24,944 shares under the ESPP during 2003 and 2002, respectively.

NOTE 15 - ENVIRONMENTAL MATTERS

We are involved in various environmental cleanup and remediation activities at several of our manufacturing facilities. In addition, we are currently named as a potentially responsible party (PRP) at the Li Tungsten Superfund site in Glen Cove, New York. In December 1999, we recorded a remediation reserve of $3.0 million with respect to our involvement in these matters, which is recorded as a component of operating expense. This represents our best estimate of the undiscounted future obligation based on our evaluations and discussions with outside counsel and independent consultants, and the current facts and circumstances related to these matters. We recorded this liability because certain events occurred, including the identification of other PRPs, an assessment of potential remediation solutions and direction from the government for the remedial action plan, that clarified our level of involvement in these matters and our relationship to other PRPs. This led us to conclude that it was probable that a liability had been incurred. At June 30, 2003, we have an accrual of $2.8 million recorded relative to this environmental issue.

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

Additionally, we also maintain reserves for other potential environmental issues associated with our domestic operations and a location operated by our German subsidiary. At June 30, 2003, the total of these accruals was $1.3 million and represents anticipated costs associated with the remediation of these issues. Cash payments of $0.1 million have been made against this reserve during the year.

As a result of the Widia acquisition, we have established an environmental reserve of $6.2 million. This reserve will be used for environmental clean-up and remediation activities at several Widia manufacturing locations. This liability represents our best estimate of the future obligation based on our evaluations and discussions with independent consultants and the current facts and circumstances related to these matters. This liability has been recorded as part of the Widia acquisition and has not been reflected in our operating results.

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

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Legal Matters Various lawsuits arising during the normal course of business are pending against us. In our opinion, the ultimate liability, if any, resulting from these matters will have no significant effect on our consolidated financial positions or results of operations.

Lease Commitments We lease a wide variety of facilities and equipment under operating leases, primarily for warehouses, production and office facilities and equipment. Lease expense under these rentals amounted to $26.7 million, $23.5 million and $24.2 million in 2003, 2002 and 2001, respectively. Future minimum lease payments for non-cancelable operating leases are $18.3 million, $14.9 million, $10.4 million, $8.9 million and $7.1 million for the years 2004 through 2008 and $24.3 million thereafter.

Purchase Commitments We have purchase commitments for materials, supplies, and machinery and equipment as part of the ordinary conduct of business. A few of these commitments extend beyond one year and are based on minimum purchase requirements. In the aggregate, we believe these commitments are not at prices in excess of current market.

Other Contractual Obligations We do not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our liquidity.

Related Party Transactions We do not have any related party transactions that affect our operations, results of operations, cash flow or financial condition.

NOTE 17 - RIGHTS PLAN

On July 24, 2000, our Board of Directors adopted a new shareowner rights plan to replace our previous plan, which had been in effect since 1990. The new plan became effective upon the expiration of the previous plan on November 2, 2000 and provided for the distribution to shareowners of one stock purchase right for each share of capital stock held as of September 5, 2000. Each right entitles a shareowner to buy 1/100th of a share of a new series of preferred stock at a price of $120 (subject to adjustment).

The rights are exercisable only if a person or group of persons acquires or intends to make a tender offer for 20 percent or more of our capital stock. If any person acquires 20 percent of the capital stock, each right will entitle the other shareowners to receive that number of shares of capital stock having a market value of two times the exercise price. If we are acquired in a merger or other business combination, each right will entitle the shareowners to purchase at the exercise price that number of shares of the acquiring company having a market value of two times the exercise price. The rights will expire on November 2, 2010 and are subject to redemption at $0.01 per right.

NOTE 18 - SEGMENT DATA

We operate four global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG), J&L Industrial Supply (J&L) and Full Service Supply (FSS), and corporate functional shared services. The presentation of segment information reflects the manner in which we organize segments for making operating decisions and assessing performance.

Intersegment sales are accounted for at arm's-length prices, reflecting prevailing market conditions within the various geographic areas. Such sales and associated costs are eliminated in our consolidated financial statements.

Sales to a single customer did not aggregate 10 percent or more of total sales in 2003, 2002 or 2001. Export sales from U.S. operations to unaffiliated customers were $64.6 million, $65.1 million and $78.7 million in 2003, 2002 and 2001, respectively.

METALWORKING SOLUTIONS & SERVICES GROUP In the MSSG segment, we provide consumable metalcutting tools and tooling systems to manufacturing companies in a wide range of industries throughout the world. Metalcutting operations include turning, boring, threading, grooving, milling and drilling. Our tooling systems consist of a steel toolholder and a cutting tool such as an indexable insert or drill made from cemented tungsten carbides, high-speed steel and other hard materials. We also provide solutions to our customers' metalcutting needs through engineering services aimed at improving their competitiveness.

ADVANCED MATERIALS SOLUTIONS GROUP In the AMSG segment, the principal business is the production and sale of cemented tungsten carbide products used in mining, highway construction, engineered applications, including circuit board drills, compacts and other similar applications. These products have technical commonality to our core metalworking products. We also sell metallurgical powders to manufacturers of cemented tungsten carbide products.

J&L INDUSTRIAL SUPPLY In this segment, we provide metalworking consumables and related products to small- and medium-sized manufacturers in the United States and the United Kingdom. J&L markets products and services through annual mail-order catalogs and monthly sale flyers, telemarketing, the Internet and field sales.

FULL SERVICE SUPPLY In the FSS segment, we provide metalworking consumables and related products to large- and medium-sized manufacturers in the United States and Canada. FSS offers integrated supply programs that provide inventory management systems, just-in-time availability and programs that focus on total cost savings.

Segment data is summarized as follows:

(in thousands)                                        2003           2002           2001
--------------------------------------------------------------------------------------------
External sales:
      MSSG                                         $ 1,123,175    $   897,157    $   999,813
      AMSG                                             319,223        307,668        352,933
      J&L                                              196,170        226,010        296,264
      FSS                                              120,389        152,907        158,886
--------------------------------------------------------------------------------------------
Total external sales                               $ 1,758,957    $ 1,583,742    $ 1,807,896
============================================================================================
Intersegment sales:
      MSSG                                         $   107,486    $   116,467    $   111,780
      AMSG                                              29,137         24,167         28,167
      J&L                                                1,989          2,083          3,823
      FSS                                                3,134          2,747          5,278
--------------------------------------------------------------------------------------------
Total intersegment sales                           $   141,746    $   145,464    $   149,048
============================================================================================
Total sales:
      MSSG                                         $ 1,230,661    $ 1,013,624    $ 1,111,593
      AMSG                                             348,360        331,835        381,100
      J&L                                              198,159        228,093        300,087
      FSS                                              123,523        155,654        164,164
--------------------------------------------------------------------------------------------
Total sales                                        $ 1,900,703    $ 1,729,206    $ 1,956,944
============================================================================================
Operating income (loss):
      MSSG                                         $    90,627    $    97,323    $   130,558
      AMSG                                              17,348         26,781         43,270
      J&L                                                6,140           (681)         3,689
      FSS                                                  (56)         2,014          7,541
      Corporate                                        (46,134)       (34,120)       (28,658)
--------------------------------------------------------------------------------------------
Total operating income                                  67,925         91,317        156,400
Interest expense                                        36,166         32,627         50,381
Other (income) expense, net                             (2,531)          (361)        11,690
--------------------------------------------------------------------------------------------
Income before income taxes and minority interest   $    34,290    $    59,051    $    94,329
============================================================================================
Depreciation and amortization:
      MSSG                                         $    57,674    $    51,897    $    62,374
      AMSG                                              12,325         12,065         21,024
      J&L                                                2,654          2,398          8,400
      FSS                                                1,658          1,852            804
      Corporate                                          9,732          5,417          4,695
--------------------------------------------------------------------------------------------
Total depreciation and amortization                $    84,043    $    73,629    $    97,297
============================================================================================
Equity income (loss):
      MSSG                                         $       849    $       629    $       470
      AMSG                                                (447)           (16)           (15)
--------------------------------------------------------------------------------------------
Total equity income                                $       402    $       613    $       455
============================================================================================
Total assets:
      MSSG                                         $ 1,061,505    $   738,654    $   937,863
      AMSG                                             365,215        361,122        429,981
      J&L                                              174,148        178,728        224,939
      FSS                                               41,330         56,078         63,056
      Corporate                                        136,894        189,029        169,603
--------------------------------------------------------------------------------------------
Total assets                                       $ 1,779,092    $ 1,523,611    $ 1,825,442
============================================================================================

(in thousands)                                              2003          2002           2001
-------------------------------------------------------------------------------------------------
Capital expenditures:
      MSSG                                              $     33,992   $    26,257   $     32,913
      AMSG                                                     5,921         8,168          7,947
      J&L                                                      2,281         2,537          2,679
      FSS                                                        281           437            439
      Corporate                                                6,938         6,641         15,951
-------------------------------------------------------------------------------------------------
Total capital expenditures                              $     49,413   $    44,040   $     59,929
=================================================================================================
Investments in affiliated companies:
      MSSG                                              $     13,911   $     8,354   $      3,688
      AMSG                                                     2,877         3,327            187
-------------------------------------------------------------------------------------------------
Total investments in affiliated companies               $     16,788   $    11,681   $      3,875
=================================================================================================

Geographic information for sales, based on country of origin, and assets is follows:

(in thousands)                                              2003          2002           2001
-------------------------------------------------------------------------------------------------
External sales:
      United States                                     $  1,011,222   $ 1,085,297   $  1,267,506
      Germany                                                281,378       171,199        192,283
      United Kingdom                                          92,635        79,906         86,670
      Canada                                                  55,516        51,814         61,335
      Other                                                  318,206       195,526        200,102
-------------------------------------------------------------------------------------------------
Total external sales                                    $  1,758,957   $ 1,583,742   $  1,807,896
=================================================================================================
Total assets:
      United States                                     $    946,151   $ 1,087,716   $  1,368,055
      Germany                                                441,289       162,900        166,259
      United Kingdom                                          77,803        91,548         93,432
      Canada                                                  23,740        20,776         33,982
      Other                                                  290,109       160,671        163,714
-------------------------------------------------------------------------------------------------
Total assets                                            $  1,779,092   $ 1,523,611   $  1,825,442
=================================================================================================

REPORT OF INDEPENDENT AUDITORS

TO THE SHAREOWNERS OF KENNAMETAL INC. In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, shareowners' equity and cash flows present fairly, in all material respects, the financial position of Kennametal Inc. and its subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for the years ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Kennametal Inc.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of Kennametal Inc. as of June 30, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements, before the revision described in Note 2, in their report dated July 20, 2001.

As discussed in Note 2 to the financial statements, Kennametal Inc. changed its method of accounting for goodwill and other intangible assets in conformity with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" which was adopted July 1, 2001.

As discussed above, the financial statements of Kennametal Inc. as of June 30, 2001 and the year then ended were audited by other independent accountants who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by Kennametal Inc. as of July 1, 2001. We audited the transitional disclosures described in Note 2. In our opinion, the transitional disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review or apply any procedures to the 2001 financial statements of Kennametal Inc. other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

(PRICEWATERHOUSECOOPERS LLP)

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
August 1, 2003

The following report is a copy of a previously issued report by Arthur Andersen LLP and it has not been reissued by Arthur Andersen LLP. Arthur Andersen LLP has not consented to its inclusion; therefore, an investor's ability to recover any potential damage may be limited.

TO THE SHAREOWNERS OF KENNAMETAL INC. We have audited the accompanying consolidated balance sheets of Kennametal Inc. (a Pennsylvania corporation) and subsidiaries as of June 30, 2001 and 2000*, and the related consolidated statements of income, shareowners' equity and cash flows for each of the three* years in the period ended June 30, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kennametal Inc. and subsidiaries as of June 30, 2001 and 2000*, and the results of their operations and their cash flows for each of the three* years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

(ARTHUR ANDERSEN LLP)

Arthur Andersen LLP
Pittsburgh, Pennsylvania
July 20, 2001

* The 1999 and 2000 consolidated financial statements are not required to be presented in the 2003 annual report on Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 14, 2002, the Board of Directors, upon the recommendation of the Audit Committee, approved the engagement of PricewaterhouseCoopers LLP as its independent accountants for the fiscal year ending June 30, 2002 and dismissed the firm of Arthur Andersen LLP.

The reports of Arthur Andersen LLP on our consolidated financial statements for the 2000 fiscal year did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle.

Through May 14, 2002 and for the 2001 audit, there were no disagreements between us and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Arthur Andersen LLP's satisfaction, would have caused the firm to make reference to the subject matter thereof in connection with their report on our consolidated financial statements and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

During the years ended June 30, 2001 and through May 14, 2002, we did not consult with PricewaterhouseCoopers LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A - CONTROLS AND PROCEDURES

As of the end of the period covered by this annual report on Form 10-K, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information set forth in Part I under the caption "Executive Officers of the Registrant" and the information under the captions "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 30, 2003 ("2003 Proxy Statement").

Incorporated herein by reference is the information set forth under the caption "Ethics and Corporate Governance--Code of Business Ethics and Conduct" in the 2003 Proxy Statement.

The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee of the Company's Board of Directors include:
Kathleen J. Hempel, Ronald M. DeFeo, A. Peter Held, Aloysius T. McLaughlin, Jr. and Lawrence W. Stranghoener.

ITEM 11 - EXECUTIVE COMPENSATION

Incorporated herein by reference is the information set forth under the caption "Compensation of Executive Officers" and certain information regarding directors' fees under the caption "Board of Directors and Board Committees" in the 2003 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS

Incorporated herein by reference is the information set forth under the caption "Ownership of Capital Stock by Directors, Nominees and Executive Officers" with respect to the directors' and officers' shareholdings, under the caption "Principal Holders of Voting Securities" with respect to other beneficial owners in the 2003 Proxy Statement and under the caption "Equity Compensation Plan Information" with respect to disclosure regarding the number of outstanding options, warrants and rights granted under equity compensation plans and the number of shares remaining for issuance under such plans.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is certain information set forth in the notes to the tables under the captions "Election of Directors" and "Compensation of Executive Officers" in the 2003 Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is the information with respect to principal accountant fees and services set forth under the caption "Independent Auditors" in the 2003 Proxy Statement.

Part IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Form 10-K report.

         1.       Financial Statements

         2.       Financial Statement Schedule

         The financial statement schedule required by Part II, Item 8 of this document is filed as part of this report. All of the other schedules are omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

         Separate financial statements of Kennametal are omitted because Kennametal is primarily an operating company, and all significant subsidiaries included in our consolidated financial statements are wholly owned, with the exception of Kennametal Hertel AG, in which Kennametal has over a 99 percent ownership interest.

FINANCIAL STATEMENT SCHEDULE:                                                        Page
Reports of Independent Auditors                                                       73

Schedule II--Valuation and Qualifying Accounts and Reserves for the
Three Years Ended June 30, 2003                                                       74

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

       (3)      Articles of Incorporation and
                Bylaws

         (3.1)    Bylaws of Kennametal Inc. as                  Exhibit 3.1 of December 31, 2001
                  amended through January 29,                   Form 10-Q is incorporated herein by
                  2002                                          reference.

         (3.2)    Amended and Restated Articles                 Exhibit 3.1 of the September 30, 1994
                  of Incorporation as Amended                   Form 10-Q (SEC file no. reference 1-5318;
                                                                docket entry date--November 14, 1994)
                                                                is incorporated herein by reference.

       (4)      Instruments Defining the Rights of
                Security Holders, Including
                Indentures

         (4.1)    Rights Agreement effective                    Exhibit 1 of the Form 8-A dated October 10,
                  as of November 2, 2002                        2000 is incorporated herein by reference.

       (10)     Material Contracts

         (10.1)*  Prime Bonus Plan                              The discussion regarding the Prime Bonus
                                                                Plan under the caption "Report of the
                                                                Compensation Committee of the Board of
                                                                Directors" contained in the 2003 Proxy
                                                                Statement is incorporated herein by reference.

         (10.2)*  Stock Option and                              Exhibit 10.1 of the December 31, 1988
                  Incentive Plan of 1988                        Form 10-Q (SEC file no. reference
                                                                1-5318; docket entry date--February 9,
                                                                1989) is incorporated herein by reference.

         (10.3)*  Deferred Fee Plan                             Exhibit 10.4 of the June 30, 1988
                  for Outside Directors                         Form 10-K (SEC file no. reference 1-5318;
                                                                docket entry date--September 23, 1988) is
                                                                incorporated herein by reference.

         (10.4)*  Executive Deferred                            Exhibit 10.5 of the June 30, 1988
                  Compensation Trust Agreement                  Form 10-K (SEC file no. reference 1-5318;
                                                                docket entry date--September 23, 1988) is
                                                                incorporated herein by reference.

         (10.5)*  Directors Stock Incentive                     Filed herewith.
                  Plan, as amended

         (10.6)*  Performance Bonus Stock                       Exhibit 10.6 of the June 30, 1999 Form 10-K
                  Plan of 1995, as amended                      is incorporated herein by reference.

         (10.7)*  Stock Option and Incentive                    Exhibit 10.14 of the September 30, 1996 Form
                  Plan of 1996                                  10-Q is incorporated herein by reference.

         (10.8)*  Stock Option and Incentive Plan               Exhibit 10.8 of the December 31, 1996 Form
                  of 1992, as amended                           10-Q is incorporated herein by reference.

         (10.9)*  Form of Employment Agreement                  Exhibit 10.9 of the June 30, 2000 Form
                  with Named Executive Officers                 10-K is incorporated herein by reference.
                  (other than Mr. Tambakeras)

         (10.10)* Supplemental Executive                        Exhibit 10.10 of the June 30, 1999 Form
                  Retirement Plan, as amended                   10-K is incorporated herein by reference.

         (10.11)* Executive Employment                          Exhibit 10.11 of the June 30, 2002 Form
                  Agreement dated May 1, 2002                   10-K is incorporated herein by reference.
                  between Kennametal Inc. and
                  Markos I. Tambakeras

         (10.12)* Kennametal Inc. 1999 Stock Plan               Exhibit 10.5 of the June 11, 1999 Form 8-K
                                                                is incorporated herein by reference.

         (10.13)* Kennametal Inc. Stock Option and              Exhibit A of the 1999 Proxy Statement
                  Incentive Plan of 1999                        is incorporated herein by reference.

         (10.14)  Credit Agreement dated as of                  Exhibit 10.1 of the September 11, 2002
                  June 27, 2002 among Kennametal                Form 8-K is incorporated herein by reference.
                  Inc., and the several lenders from
                  time to time parties thereto,
                  Bank of Tokyo-Mitsubishi Trust
                  Company; Bank One, N.A.; Fleet
                  National Bank; and PNC Bank, N.A.
                  as the Co-Syndication Agents, and
                  JP Morgan Chase Bank, as the
                  Administrative Agent

         (10.15)* Executive Employment Agreement                Filed herewith.
                  dated April 29, 2003 between
                  Kennametal Inc. and Carlos M. Cardoso

         (10.16)* Amended and Restated Kennametal               Filed herewith.
                  Inc. Stock and Incentive Plan of 2002

         (10.17)* Post Employment Compensation                  The discussion regarding Mr. Mahanes'
                  Arrangement between Kennametal                arrangement under the caption
                  Inc. and H. Patrick Mahanes Jr.               "Employment Agreements and Termination
                                                                of Employment and Change in Control
                                                                Arrangements" in the 2003 Proxy Statement
                                                                is incorporated herein by reference.

       (21)     Subsidiaries of the Registrant                  Filed herewith.

       (23)     Consent of Independent Auditors                 Filed herewith.

       (31)     Certifications

         (31.1)   Certification executed by Markos I.           Filed herewith.
                  Tambakeras, Chief Executive Officer
                  of Kennametal Inc.

         (31.2)   Certification executed by F. Nicholas         Filed herewith.
                  Grasberger III, Chief Financial Officer
                  of Kennametal Inc.

       (32)     Section 1350 Certifications

         (32.1)   Certification Pursuant to 18 U.S.C.           Filed herewith.
                  Section 1350 as Adopted Pursuant
                  to Section 906 of the Sarbanes-Oxley
                  Act of 2002, executed by Markos I.
                  Tambakeras, Chief Executive Officer
                  of Kennametal Inc., and F. Nicholas
                  Grasberger III, Chief Financial Officer
                  of Kennametal Inc.

* Denotes management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K and 8-K/A.

         The following was furnished and not deemed to be filed during the quarter ended June 30, 2003:

         Form 8-K dated April 30, 2003, reported under Item 9. Regulation FD Disclosure reporting the press release announcing third quarter 2003 financial results.

         The following were furnished and not deemed to be filed subsequent to the quarter ended June 30, 2003:

         Form 8-K dated July 30, 2003, reported under Item 12. Results of Operations and Financial Condition regarding the fourth quarter and fiscal year ended June 30, 2003 financial results.

         Form 8-K/A dated July 30, 2003, reported under Item 12. Results of Operations and Financial Condition regarding the fourth quarter and fiscal year ended June 30, 2003 financial results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENNAMETAL INC.

By:   /s/ TIMOTHY A. HIBBARD
      Timothy A. Hibbard
      Corporate Controller and Chief Accounting Officer

Date: September 18, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                            DATE
/s/ MARKOS I. TAMBAKERAS                 Chairman, President and          September 18, 2003
Markos I. Tambakeras                     Chief Executive Officer

/s/ F. NICHOLAS GRASBERGER III           Vice President and               September 18, 2003
F. Nicholas Grasberger III               Chief Financial Officer

/s/ RICHARD C. ALBERDING                 Director                         September 18, 2003
Richard C. Alberding

/s/ PETER B. BARTLETT                    Director                         September 18, 2003
Peter B. Bartlett

/s/ RONALD M. DEFEO                      Director                         September 18, 2003
Ronald M. DeFeo

/s/ A. PETER HELD                        Director                         September 18, 2003
A. Peter Held

/s/ KATHLEEN J. HEMPEL                   Director                         September 18, 2003
Kathleen J. Hempel

/s/ ALOYSIUS T. MCLAUGHLIN, JR.          Director                         September 18, 2003
Aloysius T. McLaughlin, Jr.

/s/ WILLIAM R. NEWLIN                    Director                         September 18, 2003
William R. Newlin

/s/ LAWRENCE W. STRANGHOENER             Director                         September 18, 2003
Lawrence W. Stranghoener

/s/ LARRY D. YOST                        Director                         September 18, 2003
Larry D. Yost

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

TO THE SHAREOWNERS OF KENNAMETAL INC. Our audits of the consolidated financial statements referred to in our report dated August 1, 2003 appearing in this annual report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule for the years ended June 30, 2003 and 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedule of Kennametal Inc. for the year ended June 30, 2001 was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on that financial statement schedule in their report dated July 20, 2001.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
August 1, 2003



The following report is a copy of a previously issued report by Arthur Andersen LLP and it has not been reissued by Arthur Andersen LLP. Arthur Andersen LLP has not consented to its inclusion; therefore an investor's abilities to recover any potential damage may be limited.

REPORT ON PREVIOUS INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENTS
SCHEDULE

TO THE SHAREOWNERS OF KENNAMETAL INC. We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Kennametal Inc.'s annual report to shareowners incorporated by reference in this Form 10-K, and have issued our report thereon dated July 20, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in Item 14*(a) 2 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Arthur Andersen LLP
Pittsburgh, Pennsylvania
July 20, 2001

* The schedule is listed in the index in Item 15(a)2 of the 2003 annual report on Form 10-K.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                 Additions
                                                   ------------------------------------
                                     Balance at    Charged to                                 Deductions
         (in thousands)              Beginning     Costs and                    Other            from        Balance at
For the Three Years Ended June 30,    of Year       Expenses    Recoveries   Adjustments       Reserves      End of Year
------------------------------------------------------------------------------------------------------------------------
2003
Allowance for doubtful accounts      $   12,671    $    6,204   $      307   $   11,652(a)    $    7,429(b)  $    23,405
------------------------------------------------------------------------------------------------------------------------
2002
Allowance for doubtful accounts      $    7,999    $    7,137   $      640   $      315(a)    $    3,420(b)  $    12,671
------------------------------------------------------------------------------------------------------------------------
2001
Allowance for doubtful accounts      $   12,214    $    2,576   $      324   $     (918)(a)   $    6,197(b)  $     7,999
========================================================================================================================

(a) Represents foreign currency translation adjustment and reserves acquired through business combinations.

(b)      Represents uncollected accounts charged against the allowance.