Form 10-Q
period 2003-09-30
KENNAMETAL INC
filed 2003-11-14
CIK 55242

===============================================================================


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date:

               Title Of Each Class                                                              Outstanding at October 31, 2003
----------------------------------------------------                                 ----------------------------------------------
Capital Stock, par value $1.25 per share                                                                  36,050,414

===============================================================================

                                 KENNAMETAL INC.
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003



                                TABLE OF CONTENTS



Item No.                                                                                                                       Page
--------                                                                                                                       ----

                          PART I. FINANCIAL INFORMATION

1.    Financial Statements:

      Condensed Consolidated Statements of Income (Unaudited)
      Three months ended September 30, 2003 and 2002...........................................................................  1

      Condensed Consolidated Balance Sheets
      September 30, 2003 (Unaudited) and June 30, 2003.........................................................................  2

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      Three months ended September 30, 2003 and 2002...........................................................................  3

      Notes to Condensed Consolidated Financial Statements (Unaudited).........................................................  4

2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................................... 14

3.    Quantitative and Qualitative Disclosures about Market Risk............................................................... 21

4.    Controls and Procedures.................................................................................................. 21


                           PART II. OTHER INFORMATION


4.    Submission of Matters to a Vote of Security Holders...................................................................... 22

5.    Other Information........................................................................................................ 22

6.    Exhibits and Reports on Form 8-K......................................................................................... 23

      Signatures............................................................................................................... 24

                          PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
(in thousands, except per share data)

                                                                                                  Three Months Ended
                                                                                                      September 30,
                                                                                         ---------------------------------------
                                                                                               2003                      2002
                                                                                               ----                      ----
OPERATIONS
Sales                                                                                    $    444,575             $     404,218
Cost of goods sold                                                                            300,468                   273,249
                                                                                          -------------             -------------
Gross profit                                                                                  144,107                   130,969
Operating expense                                                                             121,239                   104,835
Restructuring                                                                                     550                      (181)
Amortization of intangibles                                                                       470                       814
                                                                                          -------------             -------------
Operating income                                                                               21,848                    25,501
Interest expense                                                                                6,600                     8,485
Other expense, net                                                                              1,337                       594
                                                                                          -------------             -------------
Income before provision for income taxes and minority interest                                 13,911                    16,422
Provision for income taxes                                                                      4,452                     5,255
Minority interest                                                                                 695                       338
                                                                                          -------------             -------------
Net income                                                                               $      8,764             $      10,829
                                                                                           ============             =============

PER SHARE DATA
Basic earnings per share                                                                 $       0.25             $        0.31
                                                                                          ============             =============

Diluted earnings per share                                                                $      0.24              $       0.31
                                                                                          ============              ============

Dividends per share                                                                       $      0.17              $       0.17
                                                                                          ============              ============

Basic weighted average shares outstanding                                                      35,336                    35,045
                                                                                         =============             =============

Diluted weighted average shares outstanding                                                    35,989                    35,344
                                                                                         =============             =============



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

(in thousands)                                                                              September 30,                June 30,
                                                                                                2003                       2003
                                                                                                ----                       ----
ASSETS                                                                                       (Unaudited)
Current assets:
   Cash and equivalents                                                                $        14,720            $        15,093
   Marketable equity securities available-for-sale                                              13,979                     11,365
   Accounts receivable, less allowance for
      doubtful accounts of $19,853 and $23,405                                                 232,146                    235,648
   Inventories                                                                                 387,877                    392,255
   Deferred income taxes                                                                        86,888                     97,237
   Other current assets                                                                         33,024                     30,754
                                                                                       ---------------            ---------------
Total current assets                                                                           768,634                    782,352
                                                                                       ---------------            ---------------

Property, plant and equipment:
   Land and buildings                                                                          255,860                    261,345
   Machinery and equipment                                                                     981,838                    965,374
   Less accumulated depreciation                                                              (748,456)                  (733,346)
                                                                                       ---------------            ---------------
Net property, plant and equipment                                                              489,242                    493,373
                                                                                       ---------------            ---------------

Other assets:
   Investments in affiliated companies                                                          17,256                     16,788
   Goodwill                                                                                    444,488                    434,431
   Intangible assets, less accumulated amortization
      of $13,733 and $15,037                                                                    40,174                     39,501
   Deferred income taxes                                                                        27,372                     17,122
   Other                                                                                        22,480                     30,320
                                                                                       ---------------            ---------------
Total other assets                                                                             551,770                    538,162
                                                                                       ---------------            ---------------
Total assets                                                                           $     1,809,646            $     1,813,887
                                                                                       ===============            ===============

LIABILITIES
Current liabilities:
   Current maturities of long-term debt and capital leases                             $         2,846            $         2,907
   Notes payable to banks                                                                        8,529                      7,938
   Accounts payable                                                                            107,653                    119,853
   Accrued income taxes                                                                         12,058                     22,511
   Accrued vacation pay                                                                         31,018                     31,459
   Accrued payroll                                                                              34,698                     32,592
   Accrued restructuring                                                                        26,966                     24,868
   Other current liabilities                                                                    92,838                     94,219
                                                                                       ---------------            ---------------
Total current liabilities                                                                      316,606                    336,347
                                                                                       ---------------            ---------------
Long-term debt and capital leases, less current maturities                                     508,763                    514,842
Deferred income taxes                                                                           41,368                     43,543
Postretirement benefits                                                                         44,205                     44,030
Accrued pension benefits                                                                       114,343                    111,690
Other liabilities                                                                               21,710                     22,978
                                                                                       ---------------            ---------------
Total liabilities                                                                            1,046,995                  1,073,430
                                                                                       ---------------            ---------------
Minority interest in consolidated subsidiaries                                                  16,089                     18,880
                                                                                       ---------------            ---------------
Commitments and contingencies

SHAREOWNERS' EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued                                 --                         --
Capital stock, $1.25 par value; 70,000 shares authorized;
   37,718 and 37,649 shares issued                                                              47,147                     47,061
Additional paid-in capital                                                                     512,969                    507,343
Retained earnings                                                                              303,939                    301,263
Treasury shares, at cost; 1,749 and 2,176 shares held                                          (56,786)                   (67,268)
Unearned compensation                                                                          (11,273)                    (9,109)
Accumulated other comprehensive loss                                                           (49,434)                   (57,713)
                                                                                       ----------------           ---------------
Total shareowners' equity                                                                      746,562                    721,577
                                                                                       ---------------            ---------------
Total liabilities and shareowners' equity                                              $     1,809,646            $     1,813,887
                                                                                       ===============            ===============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

(in thousands)                                                                                      Three Months Ended
                                                                                                     September 30,
                                                                                      -----------------------------------------
                                                                                             2003                      2002
                                                                                             ----                      ----
OPERATING ACTIVITIES
Net income                                                                              $       8,764           $        10,829
Adjustments for non-cash items:
   Depreciation                                                                                14,881                    18,252
   Amortization                                                                                   470                       814
   Stock-based compensation expense                                                             3,088                     1,900
   Restructuring                                                                                   --                      (181)
   Other                                                                                        3,385                       286
Changes in certain assets and liabilities (excluding acquisition):
   Accounts receivable                                                                          9,052                     6,721
   Change in accounts receivable securitization                                                (3,998)                     (783)
   Inventories                                                                                  3,728                    10,121
   Accounts payable and accrued liabilities                                                   (18,593)                  (14,974)
   Other                                                                                       (8,592)                    5,329
                                                                                       --------------            --------------
Net cash flow provided by operating activities                                                 12,185                    38,314
                                                                                       --------------            --------------

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                                    (10,594)                  (10,475)
Disposals of property, plant and equipment                                                        534                       605
Acquisition of business assets, net of cash acquired                                               --                  (183,770)
Purchase of subsidiary stock                                                                   (5,014)                     (221)
Other                                                                                             134                      (308)
                                                                                       --------------            --------------
Net cash flow used for investing activities                                                   (14,940)                 (194,169)
                                                                                       --------------            --------------

FINANCING ACTIVITIES
Net increase (decrease) in notes payable                                                          618                   (11,228)
Net (decrease) in revolver and other lines of credit                                             (571)                   (9,355)
Term debt borrowings                                                                              693                       874
Borrowings for Widia acquisition, net                                                              --                   185,307
Term debt repayments                                                                           (3,510)                   (1,336)
Dividend reinvestment and employee benefit and stock plans                                     10,910                     1,826
Cash dividends paid to shareowners                                                             (6,088)                   (5,957)
                                                                                       --------------            --------------
Net cash flow provided by financing activities                                                  2,052                   160,131
                                                                                       --------------            --------------

Effect of exchange rate changes on cash and equivalents                                           330                      (361)
                                                                                       --------------            --------------

CASH AND EQUIVALENTS
Net (decrease) increase in cash and equivalents                                                  (373)                    3,915
Cash and equivalents, beginning of year                                                        15,093                    10,385
                                                                                       --------------            --------------
Cash and equivalents, end of period                                                     $      14,720            $       14,300
                                                                                        =============            ==============

SUPPLEMENTAL DISCLOSURES
Interest paid                                                                           $       2,107            $        3,592
Income taxes paid (refunded)                                                                   13,697                    (5,850)
Contribution of stock to employee defined contribution benefit plans                            1,941                       470
Changes in fair value of interest rate swaps                                                   (7,075)                   19,390


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.    ORGANIZATION

      Kennametal Inc. was incorporated in Pennsylvania in 1943 and maintains its world headquarters in Latrobe, Pennsylvania. Kennametal Inc. and its subsidiaries (collectively, "Kennametal" or the "Company") is a leading global manufacturer, marketer and distributor of a broad range of cutting tools, tooling systems, supplies and technical services, as well as wear-resistant parts. We believe that our reputation for manufacturing excellence and technological expertise and innovation in our principal products has helped us achieve a leading market presence in our primary markets. We believe we are the second largest global provider of metalcutting tools and tooling systems. End users of our products include metalworking manufacturers and suppliers in the aerospace, automotive, machine tool and farm machinery industries, as well as manufacturers and suppliers in the highway construction, coal mining, quarrying and oil and gas exploration industries. We operate four global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG), J&L Industrial Supply (J&L) and Full Service Supply (FSS), and corporate functional shared services.

2.    BASIS OF PRESENTATION

      The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with the 2003 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2003 was derived from the audited balance sheet included in our 2003 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal, recurring adjustments. The results for the three months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a "year" is to a fiscal year ended June 30. For example, a reference to 2004 is to the fiscal year ended June 30, 2004. When used in this Form 10-Q, unless the context requires otherwise, the terms "we," "our" and "us" refer to Kennametal Inc. and its subsidiaries.

      Certain amounts have been reclassified to conform to current year presentation.

3.    STOCK-BASED COMPENSATION

      Stock options generally are granted to eligible employees with a stock price equal to fair market value at the date of grant. Options are exercisable under specific conditions for up to 10 years from the date of grant. As permitted under the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") we have elected to measure compensation expense related to stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations which uses the intrinsic value method. In addition to stock option grants, the Amended and Restated Kennametal Inc. Stock and Incentive Plan of 2002 permits the award of restricted stock to directors, officers and key employees. Expense associated with restricted stock grants is amortized over the vesting period. The expense for these awards is the same under the fair value method or intrinsic value method, and therefore is not included in the table below. If compensation expense was determined based on the estimated fair value of options granted in 2003 and 2002, consistent with the methodology in SFAS No. 123 and Statement of Financial Accounting Standard No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS No. 148") , our 2003 and 2002 net income and earnings per share for the quarter would be reduced to the pro forma amounts indicated below:

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

                                                                                                      Quarter Ended
                                                                                                      September 30,
                                                                                         ----------------------------------------
                                                                                                2003                2002
                                                                                                ----                ----

               Net income, as reported                                                      $       8,764       $      10,829

               Deduct: Total stock-based employee compensation expense determined
               under fair value method for all awards, net of related tax effects                  (1,428)             (1,363)

               Add: Total stock-based employee compensation expense determined under the intrinsic value based method for all awards, net of related tax
               effects                                                                                 --                 158
                                                                                            -------------       -------------

               Total stock-based compensation                                               $      (1,428)      $      (1,205)

               Pro forma net income                                                         $       7,336       $       9,624

               Basic earnings per share:
                    As reported                                                             $        0.25       $        0.31
                    Pro forma                                                                        0.21                0.27

               Diluted earnings per share:
                    As reported                                                             $        0.24       $        0.31
                    Pro forma                                                                        0.20                0.27


4.    ACQUISITIONS

      On August 30, 2002, we purchased the Widia Group (Widia) in Europe and India from Milacron Inc. for EUR188 million ($185.3 million) subject to a purchase price adjustment. On February 12, 2003, Milacron Inc. and Kennametal signed a settlement agreement with respect to the calculation of the post-closing purchase price adjustment for the Widia acquisition pursuant to which Milacron paid Kennametal EUR 18.8 million ($20.1 million) in cash. The net cash purchase price of $167.1 million includes the actual purchase price of $185.3 million less the settlement of $20.1 million plus $6.2 million of direct acquisition costs ($1.1 million paid in 2002 and $5.1 million paid in 2003) less $4.3 million of acquired cash. We financed the acquisition with funds borrowed under the 2002 Credit Agreement. The acquisition of Widia improves our global competitiveness, strengthens our European position and represents a strong platform for increased penetration in Asia. Widia's operating results have been included in our consolidated results since August 30, 2002. The fair market value of the Widia tangible and intangible assets were determined by an independent appraiser.

      In accordance with SFAS No. 141, "Business Combinations," we accounted for the acquisition using the purchase method of accounting. As a result of the acquisition we have recorded approximately $59.7 million of goodwill and $27.2 million of other intangibles. Of the $27.2 million of identifiable intangible assets approximately $6.4 million has a definite life and therefore will be amortized over its remaining useful life. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the goodwill will not be amortized but will instead be subject to an annual impairment test.

      In conjunction with the Widia acquisition, we reviewed the estimated lives currently being used for existing Kennametal assets, and have determined that the current useful lives should be extended to more appropriately match the life of the asset. Starting July 1, 2003, we have changed our accounting policy regarding machinery and equipment and have extended our useful lives from a maximum life of 10 years to 15 years.

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

                                                                                                   Three Months Ended
           Pro Forma Consolidated Financial Data                                                      September 30,
           -------------------------------------                                      ----------------------------------------
                                                                                              2003                      2002
                                                                                              ----                      ----

           Net sales                                                                   $       444,575           $       439,612
           Net income                                                                            8,764                     6,188
           Basic earnings per share                                                               0.25                     0.18
           Diluted earnings per share                                                             0.24                     0.18


      Additionally, during the current quarter, we acquired 11.5 percent of the outstanding minority interest of our subsidiary in India for a total consideration of $5.0 million, bringing our ownership interest to 88.2 percent. This transaction resulted in $1.3 million of goodwill.

5.    INVENTORIES

      Inventories are stated at the lower of cost or market. We use the last-in, first-out (LIFO) method for determining the cost of a significant portion of our U.S. inventories. The cost for the remainder of our inventories is determined under the first-in, first-out (FIFO) or average cost methods. We used the LIFO method of valuing inventories for approximately 40 percent of total inventories at both September 30, 2003 and June 30, 2003. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

      Inventories as of the balance sheet dates consisted of the following (in thousands):

                                               September 30,                 June 30,
                                                   2003                        2003
                                                   ----                        ----

Finished goods                                $     267,364            $      273,803
Work in process and powder blends                   106,745                   109,295
Raw materials and supplies                           40,248                    36,514
                                             --------------            --------------
Inventory at current cost                           414,357                   419,612
Less:  LIFO valuation                               (26,480)                  (27,357)
                                             --------------            --------------
Total inventories                             $     387,877            $      392,255
                                              =============            ==============

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

6.    ENVIRONMENTAL MATTERS

      We are involved in various environmental cleanup and remediation activities at several of our manufacturing facilities. In addition, we are currently named as a potentially responsible party (PRP) at the Li Tungsten Superfund site in Glen Cove, New York. In December 1999, we recorded a remediation reserve of $3.0 million with respect to our involvement in these matters, which was recorded as a component of operating expense. This represents our best estimate of the undiscounted future obligation based on our evaluations and discussions with outside counsel and independent consultants, and the current facts and circumstances related to these matters. We recorded this liability because certain events occurred, including the identification of other PRPs, an assessment of potential remediation solutions and direction from the government for the remedial action plan that clarified our level of involvement in these matters and our relationship to other PRPs. This led us to conclude that it was probable a liability had been incurred. At September 30, 2003, we have an accrual of $2.8 million remaining relative to this environmental issue. No cash payments have been made against this reserve during the quarter.

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

      Additionally, we also maintain reserves for other potential environmental issues associated with our domestic operations and a location operated by our German subsidiary. At September 30, 2003, the total of these accruals was $1.0 million and represents anticipated costs associated with the remediation of these issues. Cash payments of $0.3 million have been made against this reserve during the quarter.

      As a result of the Widia acquisition, we have established a separate environmental reserve of $6.2 million. This reserve will be used for environmental clean-up and remediation activities at several Widia manufacturing locations. This liability represents our best estimate of the future obligation based on our evaluations and discussions with independent consultants and the current facts and circumstances related to these matters. This liability has been recorded as part of the Widia acquisition and has not been reflected in our operating results. No cash payments have been made against this reserve during the quarter.

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

      For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised stock options and restricted stock awards by 652,271 and 298,741 for the three months ended September 30, 2003 and 2002, respectively. Unexercised stock options to purchase our capital stock of
      1.4 million and 1.7 million shares at September 30, 2003 and 2002, respectively, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

8.    COMPREHENSIVE INCOME

      Comprehensive income for the three months ended September 30, 2003 and 2002 is as follows (in thousands):

                                                                         Three Months Ended
                                                                            September 30,
                                                             -----------------------------------------
                                                                    2003                      2002
                                                                    ----                      ----

Net income                                                     $      8,764            $       10,829
Unrealized gain (loss) on marketable equity securities
     available-for-sale, net of tax                                   1,035                     (589)
Unrealized gain on derivatives designated
     and qualified as cash flow hedges, net of tax                       24                    1,442
Reclassification of unrealized loss
     on matured derivatives, net of tax                               2,022                       78
Minimum pension liability adjustment, net of tax                       (181)                      10
Foreign currency translation adjustments                              5,379                   (2,508)
                                                               -------------            -------------
Comprehensive income                                           $     17,043            $       9,262
                                                               =============            =============

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

9.    GOODWILL AND OTHER INTANGIBLE ASSETS

      The carrying amount of goodwill attributable to each segment at September 30, 2003 and June 30, 2003 is as follows (in thousands):

                                                                                                               September 30,
                               June 30, 2003        Acquisition          Transfer           Translation            2003
                               -------------        -----------          --------           -----------        -------------
    MSSG                           $222,309         $      8,959       $   (11,344)       $         776        $     220,700
    AMSG                            167,766                   --            11,344                  322              179,432
    J&L                              39,649                   --                --                   --               39,649
    FSS                               4,707                   --                --                   --                4,707
                               ------------         ------------       -----------        -------------        -------------
    Total                          $434,431         $      8,959       $        --        $       1,098        $     444,488
                               ------------         ------------       -----------        -------------        -------------

      During the quarter ended September 30, 2003, we realigned certain operations to provide for enhanced marketing benefits. As a result we have transferred a portion of the goodwill, that resulted from the acquisition, from MSSG to AMSG. The increase in goodwill is associated with final purchase price accounting adjustments related to the acquisition of Widia and the purchase of minority interest shares in India.

      The components of our other intangible assets and useful lives are as follows (in thousands):

                                                                 September 30, 2003                       June 30, 2003
                                                                 ------------------                       -------------
                                          Estimated        Gross Carrying        Accumulated       Gross Carrying       Accumulated
                                         Useful Life            Amount           Amortization          Amount          Amortization
                                         -----------            ------           ------------          ------          ------------
      Contract based                     4-15 years        $     9,858        $    (8,225)         $    11,218       $  (10,230)
      Technology based and other         4-15 years             11,148             (5,508)              10,799           (4,807)
      Trademarks                         Indefinite             24,479                 --               24,139                --
      Intangible pension asset and other     n/a                 8,422                 --                8,382                --
                                                           -----------        -----------          -----------       -----------
      Total                                                $    53,907        $   (13,733)         $    54,538       $  (15,037)
                                                           -----------        -----------          -----------       ----------

      During the current quarter we removed $2.4 million of fully amortized intangible assets.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

10.   RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

      2003 FACILITY CONSOLIDATION PROGRAM In June 2003, we approved a facility consolidation program. This program is expected to have restructuring charges of approximately $2.5 million. The plan includes the closure of two regional operating centers and the Framingham manufacturing facility and a workforce reduction. All actions pertain to the MSSG segment. All costs associated with the restructuring program are expected to be incurred and paid by December 31, 2003, except certain lease costs which extend to 2005.

                                             Accrual at                             Cash                 Accrual at
      (in thousands)                       June 30, 2003         Expense        Expenditures         September 30, 2003
                                           -------------         -------        ------------         ------------------
      Employee severance                       $1,188          $       77       $     (287)              $        978
      Facility rationalization                    144                  --               --                        144
                                              -------          ----------       ----------               ------------
      Total                                    $1,332          $       77       $     (287)              $      1,122
                                               ======          ==========       ==========               ============


      2003 WORKFORCE RESTRUCTURING PROGRAM In October 2002, we announced a global salaried workforce reduction of approximately five percent. The reduction as announced was expected to cost between $9 million and $10 million. The expected cost was revised to $8.0 million and the plan has been completed as of September 30, 2003. The program resulted in $2.8 million of charges for the MSSG segment, $2.6 million for AMSG, $1.3 million for J&L, $0.1 million for FSS and $1.2 million for Corporate. The components of the restructuring accrual are as follows:

                                             Accrual at                                Cash                  Accrual at
      (in thousands)                       June 30, 2003          Expense          Expenditures          September 30, 2003
                                           -------------          -------          ------------          ------------------
      Employee severance                   $       1,835      $        --         $       (831)              $      1,004

      The restructuring accrual at September 30, 2003 represents expected future cash payments for these obligations over the next three months.

      WIDIA INTEGRATION In addition to the 2003 Workforce Restructuring Program, we have implemented two Widia acquisition-related integration programs (Kennametal Integration Restructuring Program and the Widia Integration
      Plan) which together are expected to result in a global headcount reduction of approximately 760 positions. Our original estimates were between 650 and 700 positions and has been increased due to additional headcount reductions in Europe and India. We have substantially completed the integration plan in Europe and we have closed six sales offices, three manufacturing facilities and closed or consolidated four warehouses. As of September 30, 2003, we have terminated 385 employees in Europe. We have also implemented a restructuring program in India. Phase one of the India program involved the termination of 225 employees and has been completed. Phase two will be implemented in the quarter ended December 31, 2003 and will involve the termination of approximately 150 employees. We expect the completion of all integration activities by December 31, 2003.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

      KENNAMETAL INTEGRATION RESTRUCTURING PROGRAM This program will include employee severance costs associated with existing Kennametal facilities.

      The components of the restructuring accrual at September 30, 2003 for this program are as follows:

                                                Accrual                                   Cash             Accrual at
      (in thousands)                        at June 30, 2003         Expense          Expenditures     September 30, 2003
                                            ----------------         -------          ------------     ------------------

      Employee severance                     $     3,640           $     473      $      (1,026)       $       3,087

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

                                      Accrual at         Adjustment             Cash                                  Accrual at
                                    June 30, 2003        to Goodwill        Expenditures         Translation     September 30, 2003
                                    -------------        -----------        ------------         -----------     ------------------
       Facility rationalizations    $       1,357       $       4,138      $    (2,060)        $          90        $       3,525
       Employee severance                  14,934               1,547             (238)                  986               17,229
       Terminated contracts                   463                  --             (493)                   30                   --
                                    -------------       -------------      ------------        -------------        -------------
       Total                        $      16,754       $       5,685      $    (2,791)        $       1,106        $      20,754
                                    =============       =============      ===========         =============        =============

      PRIOR PROGRAMS During 2003, we effectively completed and paid the majority of costs associated with the acquired Widia Restructuring Program, 2002 AMSG and MSSG Restructuring Programs and the 2002 and 2001 J&L and FSS Business Improvement Programs. Remaining cash expenditures for all of these programs is $0.9 million and relates primarily to final lease payments. We expect all remaining cash payments to be completed by June 30, 2004.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

12.   SEGMENT DATA

      We operate four global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG), J&L Industrial Supply (J&L) and Full Service Supply (FSS), and corporate functional shared services. We do not allocate corporate costs, domestic pension expense, interest expense, other expense, income taxes, or minority interest to the operating segment results presented below. During the quarter ended September 30, 2003, we realigned certain business operations to provide for enhanced marketing benefits. This realignment has resulted in a change in segment reporting. The most significant change is the realignment of our Wear Parts business from the MSSG segment to the AMSG segment. The prior year information has been reclassified to reflect this change. Our external sales, intersegment sales and operating income by segment for the three months ended September 30, 2003 and 2002 are as follows (in thousands):

                                                                                               Three Months Ended
                                                                                                   September 30,
                                                                                      --------------------------------------
                                                                                          2003                      2002
                                                                                          ----                      ----
           External sales:
                MSSG                                                                  $    271,129              $    240,821
                AMSG                                                                        93,631                    83,409
                J&L                                                                         48,139                    48,207
                FSS                                                                         31,676                    31,781
                                                                                      ------------             -------------
           Total external sales                                                       $    444,575              $    404,218
                                                                                      ============              ============

           Intersegment sales:
                MSSG                                                                  $     30,015              $     26,568
                AMSG                                                                         7,172                     6,890
                J&L                                                                            323                       563
                FSS                                                                            600                       771
                                                                                      ------------             -------------
           Total intersegment sales                                                   $     38,110              $     34,792
                                                                                      ============              ============

           Total sales:
                MSSG                                                                  $    301,144              $    267,389
                AMSG                                                                       100,803                    90,299
                J&L                                                                         48,462                    48,770
                FSS                                                                         32,276                    32,552
                                                                                      ------------             -------------
           Total sales                                                                $    482,685              $    439,010
                                                                                      ============              ============

           Operating income (loss):
                MSSG                                                                  $     23,502              $     23,610
                AMSG                                                                        11,822                    11,385
                J&L                                                                          2,685                     2,164
                FSS                                                                           (281)                      (19)
                Corporate and eliminations                                                 (15,880)                  (11,639)
                                                                                      ------------             -------------
           Total operating income                                                     $     21,848              $     25,501
                                                                                      ============              ============

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

13.   RECENTLY ISSUED ACCOUNTING STANDARDS

      Effective October 9, 2003, the Financial Accounting Standards Board (FASB) elected to defer the effective date to December 31, 2003, for applying the provisions of FASB Interpretation No. 46 for interests held by public entities in variable interest entities created before February 1, 2003. This standard is not expected to have a material impact on our consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective July 1, 2003. This standard has no impact on our consolidated financial statements.

      In January 2003, the EITF released Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables," which addresses certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. This standard has no material impact on our consolidated financial statements.


14.   SUBSEQUENT EVENT

      On November 13, 2003, Kennametal announced a plan amendment for selected participants in the Retirement Income Plan ("the Plan") effective January 1, 2004. The Plan currently covers the majority of the Company's U.S. workforce. Effective, January 1, 2004, no new employees will become eligible to participate in the Plan. Benefits under the Plan will continue to accrue after December 31, 2003 only for certain employees ("Grandfathered Participants"). Benefits for all other Participants will be frozen effective December 31, 2003. All eligible employees hired on or after January 1, 2004 and all non-Grandfathered Participants in the Plan will be eligible to participate in a new defined contribution benefit which will provide for a fixed contribution equal to 3% of the employee's compensation and will allow for a variable contribution up to an additional 3% depending on the Company's performance. This Plan amendment will result in a curtailment under FAS 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." We expect this amendment to result in a pre-tax charge in the quarter ending December 31, 2003 of approximately $1.1 million. Additionally, we expect pre-tax pension expense savings of approximately $3.0 to $4.0 million in 2004.

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

SALES
-----

Sales for the quarter ended September 30, 2003 were $444.6 million, an increase of $40.4 million or 10.0 percent from $404.2 million in the prior year. The increase in sales is attributed to the positive benefit of $14.2 million of favorable foreign currency effects and $31.5 million from the Widia acquisition, offset in part, by persistent weakness in our European markets.

GROSS PROFIT MARGIN
-------------------

Gross profit margin for the quarter ended September 30, 2003 remained flat at
32.4 percent. The gross margin benefited from the favorable foreign currency translation effects which were $7.7 million or 1.7 percent of sales. Additionally, as previously announced, we have reviewed and changed the estimated lives that were used for existing Kennametal machinery and equipment. Starting July 1, 2003, we extended the useful lives of these assets from a maximum life of 10 years to 15 years. This change has resulted in a benefit to gross margin during the current quarter of $4.3 million or 0.9 percent of sales.

These benefits were offset by pension expense which reduced gross margin by $2.1 million or 0.5 percent of sales and pricing pressures in the J&L, FSS and Electronics businesses and unfavorable effects of lower production levels. Additionally, the current quarter reflects additional depreciation expense of approximately $1.0 million or 0.2 percent of sales resulting from the step-up in basis of the Widia assets based on a third party appraisal completed in June 2003. Finally, we also experienced a year-over-year increase in integration costs and restructuring activities of $3.0 million or 0.7 percent of sales.

Gross profit for the quarter ended September 30, 2003 was $144.1 million an increase of $13.1 million from the prior year. The increase of $13.1 million is related to higher sales volume from the Widia acquisition.

OPERATING EXPENSE
-----------------

Operating expense for the quarter ended September 30, 2003 was $121.2 million, an increase of $16.4 million or 15.6 percent, compared to $104.8 million of a year ago. The increase in operating expenses is associated with the Widia acquisition of $8.4 million, $5.0 million of unfavorable foreign currency effects, an increase in pension expense of $1.5 million and an increase in costs of $1.0 million associated with the company match on 401(k) contributions. Additionally, the current quarter has an increase in integration costs of $0.7 million from the same quarter last year.

PENSION AMENDMENT
-----------------

As discussed in the notes to Condensed Consolidated Financial Statements (Note
14) we have amended the Retirement Income Plan effective January 1, 2004. We expect this amendment to result in a total charge in the quarter ending December 31, 2003 of approximately $1.1 million. We also expect this amendment to result in pre-tax pension expense savings of approximately $3.0 to $4.0 million in 2004. This savings will impact both gross margin and operating expenses. The anticipated benefit to gross margin is expected to be $1.8 million to $2.4 million in 2004. The anticipated benefit to operating expense is expected to be $1.2 million to $1.6 million in 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

2003 FACILITY CONSOLIDATION PROGRAM In June 2003, we approved a facility consolidation program. This program is expected to have restructuring charges of approximately $2.5 million and is anticipated to generate in excess of $1.5 million in cash savings annually. The plan includes the closure of two regional operating centers and the Framingham manufacturing facility and a workforce reduction. All actions pertain to the MSSG segment. All costs associated with the restructuring program are expected to be incurred and paid by December 31, 2003, except certain lease costs which extend to 2005.

                                           Accrual at                                Cash                Accrual at
  (in thousands)                         June 30, 2003          Expense          Expenditures        September 30, 2003
                                         -------------          -------          ------------        ------------------
  Employee severance                        $1,188            $       77        $      (287)          $         978
  Facility rationalization                     144                    --                --                      144
                                           -------            ----------        -----------           -------------
  Total                                     $1,332            $       77        $      (287)          $       1,122
                                            ======            ==========        ===========           =============


2003 WORKFORCE RESTRUCTURING PROGRAM In October 2002, we announced a global salaried workforce reduction of approximately five percent. The reduction as announced was expected to cost between $9 million and $10 million. The expected cost was revised to $8.0 million and the plan has been completed as of September 30, 2003. The plan is expected to generate in excess of $15 million in annual cash savings. The program resulted in $2.8 million of charges for the MSSG segment, $2.6 million for AMSG, $1.3 million for J&L, $0.1 million for FSS and $1.2 million for Corporate. The components of the restructuring accrual are as follows:

                                        Accrual at                                 Cash                  Accrual at
  (in thousands)                      June 30, 2002          Expense           Expenditures          September 30, 2003
                                      -------------          -------           ------------          ------------------

  Employee severance                  $       1,835       $       --         $       (831)            $          1,004

The restructuring accrual at September 30, 2003 represents expected future cash payments for these obligations over the next three months.

WIDIA INTEGRATION In addition to the 2003 Workforce Restructuring Program, we have implemented two Widia acquisition-related integration programs (Kennametal Integration Restructuring Program and the Widia Integration Plan) which together are expected to result in a global headcount reduction of approximately 760 positions. Our original estimates were between 650 and 700 positions and has been increased due to additional headcount reductions in Europe and India. The integration plan is expected to result in annual cost savings of $30 million annually. We have substantially completed the integration plan in Europe and we have closed six sales offices, three manufacturing facilities and closed or consolidated four warehouses. As of September 30, 2003, we have terminated 385 employees in Europe. We also implemented a restructuring program in India. Phase one of the India program involved the termination of 225 employees and has been completed. Phase two will be implemented in the December 2003 quarter and will involve the termination of approximately 150 employees. We expect the completion of all integration activities by December 31, 2003.

KENNAMETAL INTEGRATION RESTRUCTURING PROGRAM This program will include employee severance costs associated with existing Kennametal facilities.

The components of the restructuring accrual at September 30, 2003 for this program are as follows:

                                                          Accrual                                     Cash            Accrual at
  (in thousands)                                      at June 30, 2003          Expense           Expenditures    September 30, 2003
                                                      ----------------          -------           ------------    ------------------

  Employee severance                                    $    3,640           $         473       $     (1,026)          $    3,087

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

                                       Accrual at          Adjustment            Cash                                Accrual at
                                      June 30, 2003        to Goodwill       Expenditures        Translation     September 30, 2003
                                      -------------        -----------       ------------        -----------     ------------------
       Facility rationalizations     $       1,357        $       4,138      $    (2,060)       $         90       $       3,525
       Employee severance                   14,934                1,547             (238)                986              17,229
       Terminated contracts                    463                   --             (493)                 30                  --
                                     -------------        -------------      ------------       ------------       -------------
       Total                         $      16,754        $       5,685      $    (2,791)       $      1,106       $      20,754
                                     =============        =============      ============       ============       =============

PRIOR PROGRAMS During 2003, we effectively completed and paid the majority of costs associated with the acquired Widia Restructuring Program, 2002 AMSG and MSSG Restructuring Programs and the 2002 and 2001 J&L and FSS Business Improvement Programs. Remaining cash expenditures for all of these programs is $0.9 million and relates primarily to final lease payments. We expect all remaining cash payments to be completed by June 30, 2004. We continue to believe these programs have generated in excess of $16.0 million in annual cost savings for Kennametal.

INTEREST EXPENSE
----------------

Interest expense for the quarter ended September 30, 2003 declined 22.2 percent to $6.6 million from $8.5 million a year ago. The decrease in interest expense is due to total debt, including capital leases and notes payable, decreasing from $616.6 million at September 30, 2002 to $520.1 million at September 30, 2003. Additionally, the average borrowing rate decreased from 5.57 percent in 2002 to 4.26 percent in 2003. The decrease in the average borrowing rate is due to the decrease in market interest rates and an increase in the percentage of our debt that is subject to floating rates of interest. As of September 30, 2002, 65.7 percent of our debt was subject to variable rates of interest compared to 69.1 percent of our debt at September 30, 2003.

OTHER EXPENSE, NET
------------------

Other expense increased $0.7 million from $0.6 million in 2002 to $1.3 million in 2003. Other expense for the three months ended September 30, 2003 and 2002 included fees of $0.4 million and $0.5 million, respectively, incurred in connection with the accounts receivable securitization program. The decline in these fees is due to lower interest rates in the commercial paper market. The other significant component is the increase in foreign exchange losses which increased $0.9 million from $0.8 million in 2002 to $1.7 million in 2003.

INCOME TAXES
------------

The effective tax rate was 32.0 percent for both the September 2003 quarter and for the year-ago quarter. Our effective tax rate differs from the statutory rate primarily due to international tax planning initiatives.

NET INCOME
----------

Net income for the quarter ended September 30, 2003 was $8.8 million, or $0.24 per diluted share, compared to a $10.8 million, or $0.31 per diluted share, in the same quarter last year. The decline in earnings is primarily attributable to an increase in operating expenses which increased $16.4 million or from 26.0 percent of sales to 27.3 percent of sales and integration and restructuring activities which increased $3.0 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

METALWORKING SOLUTIONS & SERVICES GROUP
---------------------------------------

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                            ----------------------------------------
                                                                                   2003                     2002
                                                                                   ----                     ----
           External sales                                                    $     271,129            $      240,821
           Intersegment sales                                                       30,015                    26,568
           Operating income                                                         23,502                    23,610

MSSG sales increased 12.6 percent or $30.3 million compared to the quarter ended September 30, 2002. The increase in sales is attributed to the positive benefits of $11.1 million of favorable foreign currency effects and $26.0 million from the Widia acquisition. The prior year includes one month of Widia operating results, whereas the current year includes three months of operating results. In Metalworking North America, sales were flat compared to the prior year. Metalworking Europe increased $25.4 million, or 30.6 percent, due to the Widia acquisition and favorable foreign currency effects offset by overall weakness in Europe and specifically the automotive sector. Additionally, the Industrial Products Group had a decline in sales of $4.4 million or 8.8 percent, due to weakness in the high speed steel market. This was offset by Asia Pacific which increased sales by $2.7 million or 18 percent. The increase in sales is attributed to strength in the automotive sector specific to this region. South America also delivered revenue growth of $1.6 million or 54.5 percent, due to favorable economic conditions and market share growth.

Operating income of $23.5 million was down slightly compared to $23.6 million last year. This was due primarily to an increase in restructuring and integration costs of $4.2 million, increase in foreign pension costs and reinstatement of the 401(k) match. This was offset in part by lower depreciation expense resulting from the extension of useful lives, favorable foreign currency effects, Kennametal Lean Enterprise initiatives, integration benefits and on-going cost controls.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

ADVANCED MATERIALS SOLUTIONS GROUP
----------------------------------

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                            ----------------------------------------
                                                                                   2003                      2002
                                                                                   ----                      ----
           External sales                                                    $      93,631            $       83,409
           Intersegment sales                                                        7,172                     6,890
           Operating income                                                         11,822                    11,385

AMSG sales increased 12.3 percent or $10.2 million from the quarter ended September 30, 2002. The increase in sales is attributed to the positive benefits of $2.8 million related to favorable foreign currency effects and $5.5 million from the Widia acquisition. The Energy Products Group experienced strong growth of $2.6 million or 17 percent year-over-year due to increased activity in oil and gas exploration. Mining and construction had a $4.3 million or 8.8 percent increase in revenue due to the Widia acquisition, favorable foreign currency effects and to a modest recovery in mining and growth in construction. Additionally, the Engineered Products Group had an increase in sales of $2.6 million or 12.3 percent due to the Widia acquisition and favorable foreign currency effects.

Operating income was $11.8 million compared to $11.4 million last year due to an increase in sales, reduced depreciation expense, favorable foreign currency effects and the benefits derived from the previously-implemented restructuring efforts offset by increased foreign pension costs and reinstatement of the 401(k) match.

J&L INDUSTRIAL SUPPLY
---------------------

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                            ----------------------------------------
                                                                                   2003                      2002
                                                                                   ----                      ----
           External sales                                                    $      48,139            $       48,207
           Intersegment sales                                                          323                       563
           Operating income                                                          2,685                     2,164

J&L sales declined slightly compared to the quarter ended September 30, 2002. The decline in sales is primarily attributable to flat volume and due to pricing pressures. Operating income was $2.7 million in the September 2003 quarter, compared to $2.2 million in the prior year. The increase in operating income is a result of cost containment and benefits from prior restructuring programs.

FULL SERVICE SUPPLY
-------------------

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                            ----------------------------------------
                                                                                   2003                      2002
                                                                                   ----                      ----
           External sales                                                    $      31,676            $       31,781
           Intersegment sales                                                          600                       771
           Operating income (loss)                                                   (281)                      (19)


FSS sales and operating loss both decreased slightly compared to the quarter ended September 30, 2002. The decline in sales is primarily associated with pricing pressures. During the end of 2003 and into 2004, we have obtained new customers that we expect will significantly help FSS operating performance during 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

CORPORATE AND ELIMINATIONS
--------------------------

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                            ----------------------------------------
                                                                                   2003                      2002
                                                                                   ----                      ----

           Operating loss                                                    $    (15,880)            $     (11,639)

Corporate and eliminations represents corporate management and administrative costs, domestic pension costs and eliminations of operating results between segments. The increase in operating loss is attributed to an increase in domestic pension expense of $2.9 million and increase in shared service costs of $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our cash flow from operations is the primary source of financing for capital expenditures and internal growth. During the quarter ended September 30, 2003, we generated $12.2 million in cash flow from operations, a decrease of $26.1 million compared to the year-ago quarter. The decrease in operating cash flow is due to increased income tax payments of $19.6 million. Additionally, restructuring payments also increased to $5.2 million in 2003 from $2.4 million in 2002.

We expect to spend approximately $30 million for restructuring during the remainder of the current fiscal year. This includes $3 to $4 million of additional charges in the quarter ending December 31, 2003 related to the Kennametal Integration Restructuring program.

Net cash used for investing activities was $14.9 million, a decrease of $179.2 million compared to the year-ago quarter. The change is almost entirely due to the net cost paid for Widia of $183.8 million. Capital expenditures remained flat quarter-over-quarter at approximately $10.6 million. We have projected our capital expenditures for 2004 to be $60 to $70 million and will be primarily used to support new strategic initiatives, new products and to upgrade machinery and equipment. We believe this level of capital spending is sufficient to maintain competitiveness and improve productivity.

Net cash provided from financing activities was $2.1 million, a decrease of $158.1 million compared to the same period last year. This decrease is due to the incremental borrowings required to finance the Widia acquisition of $185.3 million, partially offset by decreases in notes payable and lines of credit in 2002.

As of September 30, 2003, we were in compliance with all debt covenants.

On July 3, 2003, the Company entered into a new three-year securitization program ("2003 Securitization Program") which permitted us to securitize up to $100.0 million of accounts receivable. The 2003 Securitization Program was amended on September 19, 2003, permitting the Company to securitize up to $125 million of accounts receivable. The 2003 Securitization Program provides for co-purchase arrangement with Falcon Asset Securitization Corporation and Victory Receivables Corporation, whereby the two financial institutions participate in the purchase of the Company's accounts receivable.

Total debt, including notes payable and capital leases decreased from $616.6 million at September 30, 2002 to $520.1 million at September 30, 2003. The significant decrease in total debt is related to operating cash flow being used to reduce debt.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

FINANCIAL CONDITION
-------------------

Total assets were $1,809.6 million at September 30, 2003, compared to $1,813.9 million at June 30, 2003. Working capital was $452.0 million, up slightly from $446.0 million at June 30, 2003. The working capital increase was primarily due to a decrease in Accounts Payable and Accrued Income Taxes offset by increases in Accrued Restructuring and Accrued Payroll.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

Effective October 9, 2003, the Financial Accounting Standards Board (FASB) elected to defer the effective date to December 31, 2003, for applying the provisions of FASB Interpretation No. 46 for interests held by public entities in variable interest entities created before February 1, 2003. This standard is not expected to have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective July 1, 2003. This standard has no impact on our consolidated financial statements.

In January 2003, the EITF released Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables," which addresses certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. This standard has no material impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

We have experienced certain changes in our exposure to market risk from June 30, 2003.

During the quarter, we recognized a non-cash decrease of $7.1 million in our long-term debt associated with our fixed-to-floating interest rate swap agreements. In accordance with the accounting mandated by SFAS No. 133, the recent increase that has occurred in the variable interest rate market has necessitated this mark-to-market adjustment.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

As of the end of the period covered by this quarterly report on Form 10-Q, the Company's management evaluated, with the participation of the company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

At the Annual Meeting of Shareowners on October 28, 2003, our shareowners voted on the election of three directors and the ratification of the selection of the independent public auditors. Of the 31,526,206 shares present by proxy, the following is the number of shares voted in favor of, abstained or against each matter and the number of shares having authority to vote on each matter but withheld.

1. With respect to the votes cast for the re-election of three directors whose terms expire in 2006:

                                                         For                         Withheld                     Broker Non-Vote
                                                  ----------------------------------------------------------------------------------
           Ronald M. DeFeo                           28,433,780                        3,092,426                          --
           William R. Newlin                         29,732,910                        1,793,296                          --
           Lawrence W. Stranghoener                  30,733,611                          792,595                          --


           The following other directors' terms of office continued after the meeting: Peter B. Bartlett, A. Peter Held, Kathleen J. Hempel, Aloysius T. McLaughlin, Jr., Markos I. Tambakeras and Larry D. Yost.


3. With respect to the ratification of the selection of the firm of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending June 30, 2004:

                                                         For                             Against                      Abstained
                                                     -------------------------------------------------------------------------------

           PricewaterhouseCoopers LLP                30,689,055                          813,400                        23,751


ITEM 5.  OTHER INFORMATION
--------------------------------------------------------------------------------

On October 27, 2003, the Audit Committee approved new or recurring engagements of PricewaterhouseCoopers LLP for non-audit services and tax compliance and planning.

>


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

      (a)        Documents filed as part of this Form 10-Q


                  (31)  Certifications
                        --------------

                        (31.1) Certification executed by Markos I. Tambakeras, Chief Executive Officer of Kennametal Inc.

                        (31.2) Certification executed by F. Nicholas Grasberger III, Chief Financial Officer of Kennametal Inc.



                  (32)  Section 1350 Certifications
                        ---------------------------

                        (32.1) Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Markos I. Tambakeras, Chief Executive Officer of Kennametal Inc., and F. Nicholas Grasberger III, Chief Financial Officer of Kennametal Inc.


      (b)        Reports on Form 8-K

                 The following were furnished and not deemed to be filed during the quarter ended September 30, 2003:

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

                 The following was furnished and not deemed to be filed subsequent to the quarter ended September 30, 2003:

                        Form 8-K dated October 29, 2003, reported under Item 12, Results of Operations and Financial Condition regarding the September 30, 2003 financial results.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              KENNAMETAL INC.



Date:     November 14, 2003                    By:  /s/ TIMOTHY A. HIBBARD
                                                    ----------------------------
                                                    Timothy A. Hibbard
                                                    Corporate Controller and
                                                    Chief Accounting Officer