Form 10-Q
period 2003-12-31
KENNAMETAL INC
filed 2004-02-13
CIK 55242

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

Commission file number 1-5318

KENNAMETAL INC.

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation)	25-0900168 (I.R.S. Employer Identification No.)

World Headquarters
1600 Technology Way
P.O. Box 231
Latrobe, Pennsylvania 15650-0231
(Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: (724) 539-5000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). YES [X] NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date:

Title Of Each Class	Outstanding at January 31, 2004

Capital Stock, par value $1.25 per share	36,256,806

KENNAMETAL INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

OPERATIONS
Sales	$460,778	$431,731	$905,353	$835,949
Cost of goods sold	313,146	294,248	613,614	567,497

Gross profit	147,632	137,483	291,739	268,452
Operating expense	124,723	115,677	245,962	220,512
Restructuring	3,120	8,561	3,670	8,380
Amortization of intangibles	486	1,300	956	2,114

Operating income	19,303	11,945	41,151	37,446
Interest expense	6,547	9,594	13,147	18,079
Other (income), net	(3,855)	(1,721)	(2,518)	(1,127)

Income before provision for income taxes and minority interest	16,611	4,072	30,522	20,494
Provision for income taxes	5,315	893	9,767	6,148
Minority interest	404	709	1,099	1,047

Net income	$10,892	$2,470	$19,656	$13,299

PER SHARE DATA
Basic earnings per share	$0.31	$0.07	$0.55	$0.38

Diluted earnings per share	$0.30	$0.07	$0.54	$0.38

Dividends per share	$0.17	$0.17	$0.34	$0.34

Basic weighted average shares outstanding	35,604	35,126	35,470	35,086

Diluted weighted average shares outstanding	36,260	35,414	36,124	35,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	June 30,
	2003	2003

	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$15,086	$15,093
Marketable equity securities available-for-sale	—	11,365
Accounts receivable, less allowance for doubtful accounts of $21,911 and $23,405	223,087	231,803
Inventories	386,250	389,613
Deferred income taxes	88,020	97,237
Assets held for sale	6,199	7,720
Other current assets	33,261	29,521

Total current assets	751,903	782,352

Property, plant and equipment:
Land and buildings	261,623	258,985
Machinery and equipment	1,012,956	964,171
Less accumulated depreciation	(787,049)	(733,328)

Net property, plant and equipment	487,530	489,828

Other assets:
Investments in affiliated companies	15,717	13,780
Goodwill	454,117	430,664
Intangible assets, less accumulated amortization of $14,494 and $15,037	46,773	42,509
Deferred income taxes	27,223	17,122
Assets held for sale	7,322	7,312
Other	22,540	30,320

Total other assets	573,692	541,707

Total assets	$1,813,125	$1,813,887

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases	$2,946	$2,907
Notes payable to banks	9,926	7,938
Accounts payable	112,563	118,509
Accrued income taxes	4,923	22,511
Accrued vacation pay	32,759	31,272
Accrued payroll	29,294	32,592
Accrued restructuring	22,550	24,868
Liabilities of operations held for sale	1,430	1,531
Other current liabilities	92,879	94,219

Total current liabilities	309,270	336,347

Long-term debt and capital leases, less current maturities	468,455	514,842
Deferred income taxes	36,087	43,543
Postretirement benefits	44,513	44,030
Accrued pension benefits	125,608	111,503
Other liabilities	21,464	23,165

Total liabilities	1,005,397	1,073,430

Minority interest in consolidated subsidiaries	16,286	18,880

Commitments and contingencies
SHAREOWNERS’ EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 70,000 shares authorized; 37,784 and 37,649 shares issued	47,230	47,061
Additional paid-in capital	515,333	507,343
Retained earnings	308,458	301,263
Treasury shares, at cost; 1,632 and 2,176 shares held	(52,513)	(67,268)
Unearned compensation	(10,905)	(9,109)
Accumulated other comprehensive loss	(16,161)	(57,713)

Total shareowners’ equity	791,442	721,577

Total liabilities and shareowners’ equity	$1,813,125	$1,813,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	December 31,

	2003	2002

OPERATING ACTIVITIES
Net income	$19,656	$13,299
Adjustments for non-cash items:
Depreciation	30,884	37,866
Amortization	956	2,114
Stock-based compensation expense	6,341	3,365
Restructuring	—	(181)
Other	4,878	2,305
Changes in certain assets and liabilities (excluding acquisition):
Accounts receivable	21,291	26,811
Change in accounts receivable securitization	2,106	4,100
Inventories	15,437	13,500
Accounts payable and accrued liabilities	(31,466)	(33,680)
Other	(14,741)	5,088

Net cash flow provided by operating activities	55,342	74,587

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(21,853)	(22,011)
Disposals of property, plant and equipment	2,388	843
Acquisition of business assets, net of cash acquired	—	(184,936)
Purchase of subsidiary stock	(5,024)	(6,426)
Proceeds from the sale of marketable equity securities	17,429	—
Other	1,058	865

Net cash flow used for investing activities	(6,002)	(211,665)

FINANCING ACTIVITIES
Net increase (decrease) in notes payable	1,573	(10,318)
Net (decrease) in revolver and other lines of credit	(52,820)	(21,700)
Term debt borrowings	1,546	1,500
Borrowings for Widia acquisition, net	—	185,307
Term debt repayments	(5,021)	(3,053)
Dividend reinvestment and employee benefit and stock plans	14,638	3,354
Cash dividends paid to shareowners	(12,461)	(12,489)
Other	(1,261)	(514)

Net cash flow (used for) provided by financing activities	(53,806)	142,087

Effect of exchange rate changes on cash and equivalents	4,459	2,761

CASH AND EQUIVALENTS
Net (decrease) increase in cash and equivalents	(7)	7,770
Cash and equivalents, beginning of year	15,093	10,385

Cash and equivalents, end of period	$15,086	$18,155

SUPPLEMENTAL DISCLOSURES
Interest paid	$12,422	$16,499
Income taxes paid (refunded)	20,631	(1,831)
Contribution of stock to employee defined contribution benefit plans	3,913	997
Changes in fair value of interest rate swaps	(5,771)	18,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION

Kennametal Inc. was incorporated in Pennsylvania in 1943 and maintains its world headquarters in Latrobe, Pennsylvania. Kennametal Inc. and its subsidiaries (collectively, “Kennametal” or the “Company”) is a leading global manufacturer, marketer and distributor of a broad range of cutting tools, tooling systems, supplies and technical services, as well as wear-resistant parts. We believe that our reputation for manufacturing excellence and technological expertise and innovation in our principal products has helped us achieve a leading market presence in our primary markets. We believe we are the second largest global provider of metalcutting tools and tooling systems. End users of our products include metalworking manufacturers and suppliers in the aerospace, automotive, machine tool and farm machinery industries, as well as manufacturers and suppliers in the highway construction, coal mining, quarrying and oil and gas exploration industries. We operate four global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG), J&L Industrial Supply (J&L) and Full Service Supply (FSS), and corporate functional shared services.

2.	BASIS OF PRESENTATION

The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with the 2003 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2003 was derived from the audited balance sheet included in our 2003 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal, recurring adjustments. The results for the six months ended December 31, 2003 and 2002 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2004 is to the fiscal year ended June 30, 2004. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

Certain amounts have been reclassified to conform to current year presentation.

3.	STOCK-BASED COMPENSATION

Stock options generally are granted to eligible employees with a stock price equal to fair market value at the date of grant. Options are exercisable under specific conditions for up to 10 years from the date of grant. As permitted under the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) we have elected to measure compensation expense related to stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations which uses the intrinsic value method. In addition to stock option grants, the Amended and Restated Kennametal Inc. Stock and Incentive Plan of 2002 permits the award of restricted stock to directors, officers and key employees. Expense associated with restricted stock grants is amortized over the vesting period. The expense for the restricted stock grants is the same under the fair value method or intrinsic value method, and therefore is not included in the table below. If compensation expense was determined based on the estimated fair value of options granted in 2003 and 2002, consistent with the methodology in SFAS No. 123 and Statement of Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”) , our 2003 and 2002 net income and earnings per share for the quarter and six months would be reduced to the pro forma amounts indicated below:

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net income, as reported	$10,892	$2,470	$19,656	$13,299
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,371)	(1,629)	(2,799)	(2,992)
Add: Total stock-based employee compensation expense determined under the intrinsic value based method for all awards, net of related tax effects	—	—	—	158

Total stock-based compensation	$(1,371)	$(1,629)	$(2,799)	$(2,834)
Pro forma net income	$9,521	$841	$16,857	$10,465
Basic earnings per share:
As reported	$0.31	$0.07	$0.55	$0.38
Pro forma	0.27	0.02	0.48	0.30
Diluted earnings per share:
As reported	$0.30	$0.07	$0.54	$0.38
Pro forma	0.26	0.02	0.47	0.30

4.	ACQUISITION

On August 30, 2002, we purchased the Widia Group (Widia) in Europe and India from Milacron Inc. for EUR188 million ($185.3 million) subject to a purchase price adjustment. On February 12, 2003, Milacron Inc. and Kennametal signed a settlement agreement with respect to the calculation of the post-closing purchase price adjustment for the Widia acquisition pursuant to which Milacron paid Kennametal EUR 18.8 million ($20.1 million) in cash. The net cash purchase price of $167.1 million includes the actual purchase price of $185.3 million less the settlement of $20.1 million plus $6.2 million of direct acquisition costs ($1.1 million paid in 2002 and $5.1 million paid in 2003) less $4.3 million of acquired cash. We financed the acquisition with funds borrowed under the 2002 Credit Agreement. The acquisition of Widia improves our global competitiveness, strengthens our European position and represents a strong platform for increased penetration in Asia. Widia’s operating results have been included in our consolidated results since August 30, 2002. The fair market value of the Widia tangible and intangible assets were determined by an independent appraiser.

In accordance with SFAS No. 141, “Business Combinations,” we accounted for the acquisition using the purchase method of accounting. As a result of the acquisition, we have recorded approximately $58.4 million of goodwill and $27.2 million of other intangibles. Of the $27.2 million of identifiable intangible assets approximately $6.4 million have a definite life and therefore will be amortized over its remaining useful life. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill will not be amortized but will instead be subject to an annual impairment test.

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

	Six Months Ended
	December 31

Pro Forma Consolidated Financial Data	2003	2002

Net sales	$905,353	$871,343
Net income	19,656	8,658
Basic earnings per share	0.55	0.25
Diluted earnings per share	0.54	0.24

5.	OPERATIONS HELD FOR SALE

Kennametal approved a plan to divest the Mining and Construction business of Kennametal Widia India Limited, which is part of the AMSG segment. We expect that this business will be sold within a one-year period. In accordance with SFAS 144, we recorded the assets of this business as held for sale. Due to management’s belief that we may enter into a supply agreement in connection with this sale, we recorded, as a component of operating income, in the current quarter a charge of approximately $0.2 million related to this transaction. This charge is related to recording the assets of this business at their estimated fair market value less cost to sell.

The major classes of assets and liabilities of operations held for sale in the consolidated balance sheets are as follows:

	December 31,	June 30,
	2003	2003

Assets:
Accounts receivable	$3,002	$3,845
Inventories	2,132	2,642
Other	1,065	1,233
Net property, plant and equipment and goodwill	7,322	7,312

Total assets held for sale	$13,521	$15,032

Liabilities:
Accounts payable	$1,240	$1,344
Other	190	187

Total liabilities of operations held for sale	$1,430	$1,531

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	SALE OF MARKETABLE EQUITY SECURITIES

During the December 2003 quarter, we sold our investment in Toshiba Tungaloy Co., Ltd. (Toshiba) resulting in cash proceeds of $17.4 million and a pre-tax gain of $4.4 million ($3.0 million after tax). The gain is recorded in other (income), net.

7.	BENEFIT AMENDMENTS

On November 13, 2003, Kennametal announced modifications to certain employee benefits, including a plan amendment for selected participants in the Retirement Income Plan (the RIP Plan), new employer contributions to the defined contribution plan (Thrift Plus Plan) and changes to the retiree medical portion of the Other Postemployment Benefits Plan (OPEB). The RIP Plan currently covers the majority of the Company’s U.S. workforce. Effective, January 1, 2004, no new non-union employees will become eligible to participate in the RIP Plan. Benefits under the RIP Plan will continue to accrue after December 31, 2003 only for certain employees (“Grandfathered Participants”). Benefits for all other participants were frozen effective December 31, 2003. All eligible employees hired on or after January 1, 2004 and all non-Grandfathered Participants in the RIP Plan will be eligible to participate in the Thrift Plus Plan which will provide for an employer fixed contribution equal to three percent of the employee’s compensation and will allow for an additional variable contribution from zero percent up to three percent depending on the Company’s performance. The modification of the OPEB Plan will eliminate Kennametal’s obligation to provide a Company subsidy for employee medical costs for all employees who retire after January 1, 2009. The RIP Plan amendment resulted in a curtailment under SFAS 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and resulted in a pre-tax charge of $1.3 million in the quarter ended December 31, 2003. These changes will result in a $2.3 million net reduction of the current year pension expense and a $1.3 million reduction to the current year OPEB expense that would otherwise be incurred without these changes.

8.	INVENTORIES

Inventories are stated at the lower of cost or market. We use the last-in, first-out (LIFO) method for determining the cost of a significant portion of our U.S. inventories. The cost for the remainder of our inventories is determined under the first-in, first-out (FIFO) or average cost methods. We used the LIFO method of valuing inventories for approximately 38 percent of total inventories at both December 31, 2003 and June 30, 2003. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

Inventories as of the balance sheet dates consisted of the following (in thousands):

	December 31,	June 30,
	2003	2003

Finished goods	$265,016	$272,080
Work in process and powder blends	109,262	108,607
Raw materials and supplies	37,979	36,283

Inventory at current cost	412,257	416,970
Less: LIFO valuation	(26,007)	(27,357)

Total inventories	$386,250	$389,613

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	ENVIRONMENTAL MATTERS

We are involved in various environmental cleanup and remediation activities at several of our manufacturing facilities. In addition, we are currently named as a potentially responsible party (PRP) at the Li Tungsten Superfund site in Glen Cove, New York. In December 1999, we recorded a remediation reserve of $3.0 million with respect to our involvement in these matters, which was recorded as a component of operating expense. This represents our best estimate of the undiscounted future obligation based on our evaluations and discussions with outside counsel and independent consultants, and the current facts and circumstances related to these matters. We recorded this liability because certain events occurred, including the identification of other PRPs, an assessment of potential remediation solutions and direction from the government for the remedial action plan that clarified our level of involvement in these matters and our relationship to other PRPs. This led us to conclude that it was probable a liability had been incurred. At December 31, 2003, we have an accrual of $2.8 million remaining relative to this environmental issue. No cash payments have been made against this reserve during the quarter.

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

Additionally, we also maintain reserves for other potential environmental issues associated with our domestic operations and a location operated by our German subsidiary. At December 31, 2003, the total of these accruals was $1.1 million and represents anticipated costs associated with the remediation of these issues. Cash payments of $0.1 million have been made against this reserve during the quarter.

As a result of the Widia acquisition, we established a separate environmental reserve of $6.2 million. This reserve will be used for environmental clean-up and remediation activities at several Widia manufacturing locations. This liability represents our best estimate of the future obligation based on our evaluations and discussions with independent consultants and the current facts and circumstances related to these matters. At December 31, 2003, we have an accrual of $5.8 million remaining relative to this environmental issue. Cash payments of $0.7 million have been made against this reserve during the quarter, offset by $0.3 million of unfavorable foreign currency translation effects.

We maintain a Corporate Environmental, Health and Safety (EH&S) Department, as well as an EH&S Policy Committee, to ensure compliance with environmental regulations and to monitor and oversee remediation activities. In addition, we have established an EH&S administrator at all our global manufacturing facilities. Our financial management team periodically meets with members of the Corporate EH&S Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly basis, we establish or adjust financial provisions and reserves for environmental contingencies in accordance with Statement of Financial Accounting Standard (SFAS) No. 5, “Accounting for Contingencies.”

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	EARNINGS PER SHARE

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

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised stock options and restricted stock awards by 655,931 and 287,701 for the three months ended December 31, 2003 and 2002 and 654,722 and 292,918 for the six months ended December 31, 2003 and 2002, respectively. Unexercised stock options to purchase our capital stock of 0.6 million and 1.7 million shares for the three months ended December 31, 2003 and 2002, respectively, and 0.9 million and 1.7 million for the six months ended December 31, 2003 and 2002, respectively, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

11.	COMPREHENSIVE INCOME

Comprehensive income for the three and six months ended December 31, 2003 and 2002 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net income	$10,892	$2,470	$19,656	$13,299
Unrealized gain (loss) on marketable equity securities available-for-sale, net of tax	(866)	(654)	169	(1,243)
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges, net of tax	(1,075)	(2,122)	(1,051)	(680)
Reclassification of unrealized loss on matured derivatives, net of tax	640	1,267	2,662	1,345
Minimum pension liability adjustment, net of tax	(1,164)	(161)	(1,345)	(151)
Foreign currency translation adjustments	35,738	19,219	41,117	16,711

Comprehensive income (loss)	$44,165	$20,019	$61,208	$29,281

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.	GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill attributable to each segment at December 31, 2003 and June 30, 2003 is as follows (in thousands):

					December 31,
	June 30, 2003	Acquisition	Transfer	Translation	2003

MSSG	$222,309	$8,959	$(11,344)	$11,713	$231,637
AMSG	163,999	12	11,344	2,769	178,124
J&L	39,649	—	—	—	39,649
FSS	4,707	—	—	—	4,707

Total	$430,664	$8,971	$—	$14,482	$454,117

During the quarter ended September 30, 2003, we realigned certain operations to provide for enhanced marketing benefits. As a result we have transferred a portion of the goodwill from MSSG to AMSG. The increase in goodwill is associated with final purchase price accounting adjustments related to the acquisition of Widia, the impact of translation adjustments and the purchase of minority interest shares in India.

The June 30, 2003 balance has been reclassified for goodwill that is associated with the India Mining and Construction business and therefore is included in assets held for sale.

The components of our other intangible assets and useful lives are as follows (in thousands):

		December 31, 2003		June 30, 2003

	Estimated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization

Contract based	4 – 15 years	$10,309	$(8,407)	$11,218	$(10,230)
Technology based and other	4 – 15 years	14,742	(6,087)	13,807	(4,807)
Trademarks	Indefinite	27,538	—	24,139	—
Intangible pension asset and other	N/A	8,678	—	8,382	—

Total		$61,267	$(14,494)	$57,546	$(15,037)

During the September 30, 2003 quarter, we removed $2.4 million of fully amortized intangible assets.

13.	RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

2003 Facility Consolidation Program In June 2003, we approved a facility consolidation program. This program was expected to have restructuring charges of approximately $2.5 million. During the current quarter, we completed the program at a total cost of $1.8 million. The plan includes the closure of two regional operating centers and the Framingham manufacturing facility and a workforce reduction. All actions pertain to the MSSG segment. All costs associated with the restructuring program have been incurred and remaining cash payments are expected to be completed by June 30, 2004, except certain lease costs which extend to 2005.

	Accrual at		Expense	Cash	Accrual at
(in thousands)	June 30, 2003	Expense	Adjustment	Expenditures	December 31, 2003

Employee severance	$1,188	$70	$(165)	$(843)	$250
Facility rationalization	144	262	—	(109)	297

Total	$1,332	$332	$(165)	$(952)	$547

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2003 Workforce Restructuring Program In October 2002, we announced a global salaried workforce reduction of approximately five percent. The reduction as announced was expected to cost between $9 million and $10 million. The expected cost was revised to $8.0 million and the plan was completed as of September 30, 2003. The program resulted in $2.8 million of charges for the MSSG segment, $2.6 million for AMSG, $1.3 million for J&L, $0.1 million for FSS and $1.2 million for Corporate. All remaining cash payments are expected to be completed by June 30, 2004. The components of the restructuring accrual are as follows:

	Accrual at		Cash	Accrual at
(in thousands)	June 30, 2003	Expense	Expenditures	December 31, 2003

Employee severance	$1,835	$—	$(1,236)	$599

Widia Integration In addition to the 2003 Workforce Restructuring Program, we implemented two Widia acquisition-related integration programs described below (Kennametal Integration Restructuring Program and the Widia Integration Plan) which together resulted in a global headcount reduction of approximately 760 positions, 385 in Europe and 375 in India. We completed the integration plan in Europe and India and closed six sales offices, three manufacturing facilities and closed or consolidated four warehouses. All costs associated with the integration have been incurred and remaining cash payments are expected primarily to be completed by June 30, 2004, except certain lease and severance costs which will extend into 2005.

Kennametal Integration Restructuring Program This program included employee severance costs associated with existing Kennametal facilities.

The components of the restructuring accrual at December 31, 2003 for this program are as follows:

	Accrual		Cash		Accrual at
(in thousands)	at June 30, 2003	Expense	Expenditures	Translation	December 31, 2003

Employee severance	$3,640	$3,522	$(4,977)	$221	$2,406

Widia Integration Plan In connection with the acquisition, we have established a Widia integration plan to develop centers of excellence in functional areas and enable long-term growth and competitive advantages. Costs that were incurred under this plan were accounted for under EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” As a result, these costs were recorded as part of the Widia purchase price allocation.

	Accrual at	Adjustment	Cash		Accrual at
	June 30, 2003	to Goodwill	Expenditures	Translation	December 31, 2003

Facility rationalizations	$1,357	$4,138	$(659)	$426	$5,262
Employee severance	14,934	1,547	(5,686)	2,249	13,044
Terminated contracts	463	—	(493)	30	—

Total	$16,754	$5,685	$(6,838)	$2,705	$18,306

Prior Programs During 2003, we effectively completed and paid the majority of costs associated with the acquired Widia Restructuring Program, 2002 AMSG and MSSG Restructuring Programs and the 2002 and 2001 J&L and FSS Business Improvement Programs. Remaining cash expenditures for all of these programs is $0.6 million and relates primarily to final lease payments. We expect all remaining cash payments to be completed by June 30, 2004.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.	SEGMENT DATA

We operate four global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG), J&L Industrial Supply (J&L) and Full Service Supply (FSS), and corporate functional shared services. We do not allocate corporate costs, domestic pension expense, interest expense, other expense, income taxes, or minority interest to the operating segment results presented below. During the quarter ended September 30, 2003, we realigned certain business operations to provide for enhanced marketing benefits. This realignment has resulted in a change in segment reporting. The most significant change is the realignment of our wear parts business from the MSSG segment to the AMSG segment. The prior year information has been reclassified to reflect this change. Our external sales, intersegment sales and operating income by segment for the three and six months ended December 31, 2003 and 2002 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31		December 31,

	2003	2002	2003	2002

External sales:
MSSG	$283,493	$269,413	$554,622	$510,234
AMSG	94,751	83,305	188,382	166,714
J&L	50,341	48,076	98,480	96,283
FSS	32,193	30,937	63,869	62,718

Total external sales	$460,778	$431,731	$905,353	$835,949

Intersegment sales:
MSSG	$25,782	$27,100	$55,797	$53,668
AMSG	7,394	7,616	14,566	14,506
J&L	303	488	626	1,051
FSS	518	761	1,118	1,532

Total intersegment sales	$33,997	$35,965	$72,107	$70,757

Total sales:
MSSG	$309,275	$296,513	$610,419	$563,902
AMSG	102,145	90,921	202,948	181,220
J&L	50,644	48,564	99,106	97,334
FSS	32,711	31,698	64,987	64,250

Total sales	$494,775	$467,696	$977,460	$906,706

Operating income (loss):
MSSG	$22,684	$17,394	$46,186	$41,004
AMSG	9,407	6,339	21,229	17,724
J&L	4,306	1,722	6,991	3,886
FSS	(159)	(332)	(440)	(351)
Corporate and eliminations	(16,935)	(13,178)	(32,815)	(24,817)

Total operating income	$19,303	$11,945	$41,151	$37,446

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 requires identification of the Company’s participation in variable interests entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The standard is effective for the quarter ending March 31, 2004. The Company does not expect that this accounting standard will have a material impact on the consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” an amendment of FASB Statements No. 87, 88 and 106 and a revision of FASB Statement No. 132. This statement requires additional disclosure about the assets, obligations, cash flow and net periodic benefit cost of defined benefit pension plans and other post retirement benefit plans. Finally, this statement also requires interim disclosure of the net periodic benefit cost and actual or expected employer contributions. The standard is effective for fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. Kennametal will adopt the interim disclosure requirements beginning in the quarter ending March 31, 2004 and the annual disclosure requirements for the 2004 annual report.

In January 2004, the FASB issued Staff Position No. 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-1”).” This Act was signed into law by the President on December 8, 2003 and introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-1 permits employers to make a one-time election to defer accounting for any effects of this Act, due to pending specific authoritative guidance on the accounting for the federal subsidy. The guidance in FSP 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The Company has elected to defer accounting for this Act until specific authoritative accounting guidance is issued. The net periodic post-retirement benefit cost and liability included in the financial statements does not reflect the effects of this Act.

16.	SUBSEQUENT EVENT

On February 11, 2004, Kennametal entered into a Stock Purchase Agreement with the shareholders of Conforma Clad Inc., a Delaware corporation (“Conforma Clad”), pursuant to which Kennametal has agreed to purchase 100% of the equity ownership of Conforma Clad, subject to customary closing conditions. The aggregate purchase price will be approximately $65 million, subject to customary post-closing adjustments. Conforma Clad is a U.S.-based manufacturer that utilizes a proprietary metal cladding process technology to provide wear protection solutions to high performance industrial markets. It is currently expected that the transaction will close during Kennametal’s fiscal third quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

This Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements are likely to relate to, among other things, our goals, plans and projections regarding our financial position, results of operations, cash flows, market position and product development, which are based on current expectations that involve inherent risks and uncertainities, including factors that could delay, divert or change any of them in the next several years. Although it is not possible to predict or identify all factors, they may include the following: global economic conditions; future terrorist attacks; epidemics; risks associated with integrating and divesting businesses and achieving the expected savings and synergies; demands on management resources; risks associated with international markets such as currency exchange rates, and social and political environments; competition; labor relations; commodity prices; demand for and market acceptance of new and existing products, and risks associated with the implementation of restructuring plans and environmental remediation matters. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

SALES

Sales for the quarter ended December 31, 2003 were $460.8 million, an increase of $29.0 million or 6.7 percent from $431.7 million in the prior year. The increase in sales is attributed to growth in North America and developing markets and favorable foreign currency effects of $26.2 million. These were offset in part by persistent weakness in our European markets.

Sales for the six months ended December 31, 2003 were $905.4 million, an increase of $69.4 million or 8.3 percent from $835.9 million in the prior year. The increase in sales is attributed to $43.9 million of favorable foreign currency effects and $31.5 million from the Widia acquisition offset in part by persistent weakness in our European markets.

GROSS PROFIT MARGIN

Gross profit, for the quarter, increased $10.1 million or 7.4 percent compared to the prior year. The increase in gross profit is primarily attributed to favorable foreign currency effects of $12.5 million and $3.4 million associated with the previously announced change in the estimated useful lives of existing Kennametal machinery and equipment partially reduced by increased depreciation related to Widia fixed assets. These benefits were offset by $2.3 million of net pension cost increases, $2.3 million in price pressures and $1.8 million of increased raw material prices.

Gross profit margin for the quarter ended December 31, 2003 increased slightly from 31.8 percent to 32.0 percent. The gross margin benefited 0.9 percent from the favorable foreign currency effects and 0.7 percent associated with the impact of the depreciation changes. These benefits were offset by pension expense which reduced gross margin by 0.5 percent and price pressures which reduced margins by 0.5 percent. Towards the end of the quarter ended December 31, 2003, we began to experience increased raw material costs which reduced margins by 0.4 percent. We believe this trend will continue for the remainder of the year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross profit for the six months ended December 31, 2003 was $291.7 million, an increase of $23.3 million from the same period a year ago. Owning Widia for two additional months in the current period accounted for $9.9 million of the increase. Favorable foreign currency effects of $20.2 million and $6.8 million from the impact of the fixed asset changes also contributed to the increase. These benefits were offset by increased pension costs of $4.4 million, $5.0 million of pricing pressures and $2.5 million of increased raw material prices.

Gross profit margin for the six months ended December 31, 2003 increased slightly from 32.1 percent to 32.2 percent. Gross margin benefited from favorable foreign currency effects of 0.6 percent and by 0.8 percent as a result of the changes in depreciation, partially reduced by increased depreciation related to Widia fixed assets. These benefits were further offset by increased pension expense which reduced margins by 0.6 percent, pricing pressures which reduced margins 0.4 percent and increased costs for raw materials of 0.3 percent.

BENEFIT AMENDMENTS

As discussed in the notes to condensed consolidated financial statements (Note 7) we have amended certain employee benefits effective January 1, 2004. The curtailment of the RIP Plan resulted in a pre-tax charge in the current quarter of $1.3 million. The amendment of the RIP Plan will offset a portion of the new employer contributions to the Thrift Plus Plan and will result in a net reduction of our current year pension expense by $2.3 million. Additionally, the elimination of the Company’s obligation to provide a subsidy for employee medical costs will reduce our current year OPEB expense by $1.3 million. The amendment of the RIP Plan, increased Thrift Plus Plan costs and reduced OPEB expenses will result in a net benefit of $3.6 million, of which $2.3 million will be recorded in gross profit and $1.3 million will be recorded in operating expense.

OPERATING EXPENSE

Operating expenses for the quarter ended December 31, 2003 were $124.7 million, an increase of $9.0 million or 7.8 percent compared to $115.7 million of a year ago. The increase in operating expense is attributed to unfavorable foreign currency effects of $7.2 million and a $1.8 million charge related to a note receivable that Kennametal obtained from a previous divestiture of a business.

Operating expenses for the six months ended December 31, 2003 were $246.0 million, an increase of $25.5 million or 11.5 percent, compared to $220.5 million in the prior year. The increase in operating expense is attributed to $12.2 million of unfavorable foreign currency effects, $8.4 million related to two additional months ownership of Widia and a charge of $1.8 million related to a note receivable from a previous divestiture of a business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

2003 Facility Consolidation Program In June 2003, we approved a facility consolidation program. This program was expected to have restructuring charges of approximately $2.5 million and is anticipated to generate in excess of $1.5 million in cash savings annually. During the current quarter we completed the program at a total cost of $1.8 million. The plan includes the closure of two regional operating centers and the Framingham manufacturing facility and a workforce reduction. All actions pertain to the MSSG segment. All costs associated with the restructuring program have been incurred and remaining cash payments are expected to be completed by June 30, 2004, except certain lease terminations which extend through 2005.

	Accrual at		Expense	Cash	Accrual at
(in thousands)	June 30, 2003	Expense	Adjustment	Expenditures	December 31, 2003

Employee severance	$1,188	$70	$(165)	$(843)	$250
Facility rationalization	144	262	—	(109)	297

Total	$1,332	$332	$(165)	$(952)	$547

2003 Workforce Restructuring Program In October 2002, we announced a global salaried workforce reduction of approximately five percent. The reduction as announced was expected to cost between $9 million and $10 million. The expected cost was revised to $8.0 million and the plan was completed as of September 30, 2003. The plan is expected to generate in excess of $15 million in annual cash savings. The program resulted in $2.8 million of charges for the MSSG segment, $2.6 million for AMSG, $1.3 million for J&L, $0.1 million for FSS and $1.2 million for Corporate. All remaining cash payments are expected to be completed by June 30, 2004. The components of the restructuring accrual are as follows:

	Accrual at		Cash	Accrual at
(in thousands)	June 30, 2002	Expense	Expenditures	December 31, 2003

Employee severance	$1,835	$—	$(1,236)	$599

Widia Integration In addition to the 2003 Workforce Restructuring Program, we implemented two Widia acquisition-related integration programs described below (Kennametal Integration Restructuring Program and the Widia Integration Plan) which together resulted in a global headcount reduction of approximately 760 positions, 385 in Europe and 375 in India. We believe the integration plan will result in annual cost savings of $30 million annually. We completed the integration plan in Europe and India and we closed six sales offices, three manufacturing facilities and closed or consolidated four warehouses. All costs associated with the integration have been incurred and remaining cash payments are expected primarily to be completed by June 30, 2004, except certain lease and severance costs which will extend into 2005.

Kennametal Integration Restructuring Program This program included employee severance costs associated with existing Kennametal facilities.

The components of the restructuring accrual at December 31, 2003 for this program are as follows:

	Accrual		Cash		Accrual at
(in thousands)	at June 30, 2003	Expense	Expenditures	Translation	December 31, 2003

Employee severance	$3,640	$3,522	$(4,977)	$221	$2,406

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Widia Integration Plan In connection with the acquisition, we have established a Widia integration plan to develop centers of excellence in functional areas and enable long-term growth and competitive advantages. Costs that were incurred under this plan were accounted for under EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” As a result, these costs were recorded as part of the Widia purchase price allocation.

	Accrual at	Adjustment	Cash		Accrual at
	June 30, 2003	to Goodwill	Expenditures	Translation	December 31, 2003

Facility rationalizations	$1,357	$4,138	$(659)	$426	$5,262
Employee severance	14,934	1,547	(5,686)	2,249	13,044
Terminated contracts	463	—	(493)	30	—

Total	$16,754	$5,685	$(6,838)	$2,705	$18,306

Prior Programs During 2003, we effectively completed and paid the majority of costs associated with the acquired Widia Restructuring Program, 2002 AMSG and MSSG Restructuring Programs and the 2002 and 2001 J&L and FSS Business Improvement Programs. Remaining cash expenditures for all of these programs is $0.6 million and relates primarily to final lease payments. We expect all remaining cash payments to be completed by June 30, 2004. We continue to believe these programs have generated in excess of $16.0 million in annual cost savings for Kennametal.

INTEREST EXPENSE

Interest expense for the quarter ended December 31, 2003 declined 31.8 percent to $6.5 million from $9.6 million a year ago. The decrease in interest expense is due to total debt, including capital leases and notes payable, decreasing from $617.0 million at December 31, 2002 to $481.3 million at December 31, 2003. Additionally, the average borrowing rate for the quarter decreased from 5.47 percent in 2002 to 4.30 percent in 2003. The decrease in the average borrowing rate is due to the decrease in market interest rates and an increase in the percentage of our debt that is subject to floating rates of interest.

For the six months ended December 31, 2003, interest expense decreased $4.9 million or 27.3 percent from $18.1 million to $13.1 million. The decrease is attributed to the factors listed above. As of December 31, 2002, 65.8 percent of our debt was subject to variable rates of interest compared to 63.6 percent of our debt at December 31, 2003.

OTHER (INCOME), NET

Other income for the quarter ended December 31, 2003 increased $2.1 million from $1.7 million in 2002 to $3.9 million in 2003. The significant increase is attributed to a pre-tax gain of $4.4 million related to the sale of our investment in Toshiba Tungaloy. The other significant component is the increase in foreign exchange losses which increased $2.4 million from a gain of $1.4 million in 2002 to a loss of $1.0 million in 2003. Other expense for both the three months ended December 31, 2003 and 2002 included fees of $0.5 million incurred in connection with the accounts receivable securitization program.

For the six months ended December 31, 2003, other income increased $1.4 million from $1.1 million in 2002 to $2.5 million in 2003. The increase is a result of a $4.4 million pre-tax gain related to the sale of our investment in Toshiba Tungaloy. The other significant component is the increase in foreign exchange losses which increased $3.2 million from a gain of $0.5 million in 2002 to a loss of $2.7 million in 2003. Other expenses for the six months included fees of $0.9 million and $1.1 million, respectively, related to the accounts receivable securitization program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES

The effective tax rate was 32 percent for the quarter ended December 31, 2003 compared to 22 percent for the year-ago quarter. Our effective tax rate differs from the statutory rate primarily due to international tax planning initiatives. In the prior year quarter, management adjusted the tax provision to reflect the impact of the Widia acquisition. The effective tax rate for the six month period ended December 31, 2003 was 32 percent compared to 30 percent in the prior year.

In December 2003, the German Parliament adopted a substantial part of the government’s 2004 tax package. Kennametal is currently reviewing these changes and assessing the potential impact on our global effective tax rate. Additionally, we will continue to review our international tax planning initiatives in conjunction with these German tax law changes.

NET INCOME

Net income for the quarter ended December 31, 2003 was $10.9 million, or $0.30 per diluted share, compared to a $2.5 million, or $0.07 per diluted share, in the same quarter last year. The increase in earnings is primarily attributable to organic sales growth, cost containment, a decrease in restructuring cost, favorable foreign currency translation effects which were $3.4 million and the Widia acquisition which included efficiencies derived from the integration with Kennametal operations. This was offset, in part, by increased pension and employment costs and a charge related to a note receivable from the divestiture of a company previously owned by Kennametal.

Net income for the six months ended December 31, 2003, increased $6.4 million or 47.8 percent from $13.3 million, or $0.38 per diluted share, in 2002 to $19.7 million, or $0.54 per diluted share, in 2003. The increase is attributed to the factors listed above.

METALWORKING SOLUTIONS & SERVICES GROUP

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

External sales	$283,493	$269,413	$554,622	$510,234
Intersegment sales	25,782	27,100	55,797	53,668
Operating income	22,684	17,394	46,186	41,004

MSSG sales increased 5.2 percent or $14.1 million compared to the December 2002 quarter. The increase in sales is attributed primarily to $21.0 million of favorable foreign currency effects. In Metalworking North America, sales were up 3.0 percent compared to the prior year due to favorable foreign currency effects and organic sales growth. Metalworking Europe increased 3.0 percent, due entirely to favorable foreign currency effects offset by overall weakness in Europe and specifically the automotive sector. Asia Pacific and India increased sales by 28.7 percent and 23.0 percent, respectively, attributed to strength in the automotive sector and favorable foreign currency effects. South America also delivered revenue growth of 76.5 percent, due to favorable economic conditions, market share growth and foreign currency effects.

Operating income of $22.7 million was up $5.3 million compared to $17.4 million last year. Operating income benefited from a reduction in restructuring and integration costs of $4.6 million, reduced depreciation expense resulting from the extension of useful lives, integration benefits and favorable foreign currency effects, offset by an increase in foreign pension expense and reinstatement of the 401(k) match.

For the six months ended December 31, 2003, MSSG sales increased $44.4 million or 8.7 percent compared to the same period last year. Most of this increase was associated with the Widia acquisition which contributed a year-over-year increase of $26.0 million in net sales during the six month period and favorable foreign currency effects of $32.1 million. The prior year includes four months of Widia operating results, whereas the current year includes six months of operating results.

Operating income was $46.2 million, an increase of $5.2 million compared to $41.0 million last year. The increase in operating income is due to the factors mentioned above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ADVANCED MATERIALS SOLUTIONS GROUP

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

External sales	$94,751	$83,305	$188,382	$166,714
Intersegment sales	7,394	7,616	14,566	14,506
Operating income	9,407	6,339	21,229	17,724

AMSG sales increased 13.7 percent or $11.4 million from the quarter ended December 31, 2002. The increase in sales is attributed to the positive benefits of $4.6 million related to favorable foreign currency effects and growth in Energy and Mining and Construction. The Energy Products Group experienced strong growth of 26.8 percent year-over-year due to increased activity in oil and gas exploration. Mining and Construction had a 14.4 percent increase in revenue due to a modest recovery in mining, market penetration in construction and favorable foreign currency effects. The remainder of the increase is attributed to the Electronics business which had a 27.1 percent increase over the prior year.

Operating income was $9.4 million, an increase of $3.1 million, over the prior year. The increase is attributed to sales growth, reduced depreciation expense due to the change in estimated lives, favorable foreign currency effects, a reduction in restructuring costs and cost reduction programs.

For the six months ended December 31, 2003, AMSG sales increased $21.7 million or 13.0 percent compared to the same period last year. The increase in sales is attributed to strong growth in the Energy Products Group, strength in the Mining and Construction business, the positive benefits of $5.5 million from the Widia acquisition and $7.4 million of favorable foreign currency effects.

Operating income was $21.2 million compared to $17.7 million last year due to the factors mentioned above.

J&L INDUSTRIAL SUPPLY

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

External sales	$50,341	$48,076	$98,480	$96,283
Intersegment sales	303	488	626	1,051
Operating income	4,306	1,722	6,991	3,886

J&L sales increased $2.3 million or 4.7 percent compared to the quarter ended December 31, 2002. The increase in sales is primarily attributable to volume growth of $1.8 million and favorable foreign exchange currency effects of $0.5 million. Operating income was $4.3 million compared to $1.7 million in the prior year. The increase in operating income is a result of favorable foreign currency effects, cost containment, a reduction of $0.5 million in restructuring charges and benefits from prior restructuring programs.

For the six months ended December 31, 2003, J&L sales increased 2.3 percent compared to last year. The increase in sales is attributed to volume growth of $1.5 million and favorable foreign exchange currency effects of $0.7 million. Operating income was $7.0 million compared to $3.9 million in the prior year. The increase in operating income is attributed to sales growth, favorable foreign currency effects, a reduction in restructuring charges of $0.5 million and benefits from prior restructuring programs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FULL SERVICE SUPPLY

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

External sales	$32,193	$30,937	$63,869	$62,718
Intersegment sales	518	761	1,118	1,532
Operating income	(159)	(332)	(440)	(351)

FSS sales increased $1.3 million compared to the prior year quarter. The increase in sales is primarily associated with volume growth. The volume growth is attributed to new contracts obtained during the current year. Operating loss was reduced from a loss of $0.3 million to $0.2 million. The volume growth has contributed to the positive impact on the operating loss; however, these new contracts do require upfront investment which has mitigated the benefit received through December 31, 2003.

Compared to the same period last year, FSS sales increased $1.2 million or 1.8 percent for the six months ended December 31, 2003. For the six month period, the operating loss remained flat.

CORPORATE AND ELIMINATIONS

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Operating loss	$(16,935)	$(13,178)	$(32,815)	$(24,817)

Corporate and eliminations represents corporate shared service costs, domestic pension costs and eliminations of operating results between segments. For the three months ended December 31, 2003, the operating loss has increased $3.8 million or 28.5 percent. The increase is attributed to an increase in pension expense and a charge of $1.8 million related to a note receivable from the divestiture of a company previously owned by Kennametal.

For the six months ended December 31, 2003, the operating loss has increased $8.0 million or 32.2 percent. The increase is attributed to the same factors listed above.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flow from operations is the primary source of financing for capital expenditures and internal growth. During the six months ended December 31, 2003, we generated $55.3 million in cash flow from operations, a decrease of $19.2 million compared to a year-ago. The decrease in operating cash flow is due to increased income tax payments of $22.5 million and an increase in restructuring payments of $7.4 million. This was offset by a reduction of cash paid for interest of $4.1 million and strong operating performance, including inventory management.

As previously discussed, we have incurred all costs associated with our restructuring and integration programs. The remaining cash payments of $22.4 million are primarily expected to be paid by June 30, 2004, except certain lease and severance costs which will extend into fiscal 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net cash used for investing activities was $6.0 million, a decrease of $205.7 million compared to the year-ago period. The change is almost entirely due to the net cost paid for Widia of $184.9 million, prior to the Milacron settlement, and the $17.4 million of proceeds from the sale of our investment in Toshiba Tungaloy. Capital expenditures remained flat at approximately $21.9 million. We have projected our capital expenditures for 2004 to be $50 to $60 million and will be primarily used to support new strategic initiatives, new products and to upgrade machinery and equipment. We believe this level of capital spending is sufficient to maintain competitiveness and improve productivity.

Net cash used for financing activities was $53.8 million, compared to a cash inflow of $142.1 million in the same period last year. This decrease is due to the absence of incremental borrowings required to finance the Widia acquisition of $185.3 million, partially offset by decreases in lines of credit.

As of December 31, 2003, we were in compliance with all debt covenants.

On July 3, 2003, the Company entered into a new three-year securitization program (“2003 Securitization Program”) which permitted us to securitize up to $100.0 million of accounts receivable. The 2003 Securitization Program was amended on September 19, 2003, permitting the Company to securitize up to $125 million of accounts receivable. The 2003 Securitization Program provides for co-purchase arrangement with Falcon Asset Securitization Corporation and Victory Receivables Corporation, whereby the two financial institutions participate in the purchase of the Company’s accounts receivable.

Total debt, including notes payable and capital leases decreased from $525.7 million at June 30, 2003 to $481.3 million at December 31, 2003. The significant decrease in total debt is related to operating cash flow and the proceeds from the sale of our investment in Toshiba Tungaloy being used to reduce debt.

FINANCIAL CONDITION

Total assets were $1,813.1 million at December 31, 2003, compared to $1,813.9 million at June 30, 2003. Working capital was $442.6 million, down slightly from $446.0 million at June 30, 2003. The working capital decrease was primarily due to a decrease in account receivables, deferred taxes and inventory offset by a decrease in accounts payable.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 requires identification of the Company’s participation in variable interests entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The standard is effective for the quarter ending March 31, 2004. The Company does not expect that the accounting standard will have a material impact on the consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” an amendment of FASB Statements No. 87, 88 and 106 and a revision of FASB Statement No. 132. This statement requires additional disclosure about the assets, obligations, cash flow and net periodic benefit cost of defined benefit pension plans and other post retirement benefit plans. Finally, this statement also requires interim disclosure of the net periodic benefit cost and actual or expected employer contributions. The standard is effective for fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. Kennametal will adopt the interim disclosure requirements beginning in the quarter ending March 31, 2004 and the annual disclosure requirements for the 2004 annual report.

In January 2004, the FASB issued Staff Position No. 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-1”).” This Act was signed into law by the President on December 8, 2003 and introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-1 permits employers to make a one-time election to defer accounting for any effects of this Act, due to pending specific authoritative guidance on the accounting for the federal subsidy. The guidance in FSP 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2004. The Company has elected to defer accounting for this Act until specific authoritative accounting guidance is issued. The net periodic, post-retirement benefit cost included in the financial statements does not reflect the effects of this Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have experienced certain changes in our exposure to market risk from June 30, 2003.

Since June 30, 2003, we recognized a non-cash decrease of $5.8 million in our long-term debt through December 31, 2003 associated with our fixed-to-floating interest rate swap agreements. In accordance with the accounting mandated by SFAS No. 133, the recent increase that has occurred in the variable interest rate market has necessitated this mark-to-market adjustment.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s management evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On October 27, 2003, the Audit Committee approved a policy for new or recurring engagements of PricewaterhouseCoopers LLP for non-audit services and tax compliance and planning.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Form 10-Q

(31)	Certifications

(31.1)	Certification executed by Markos I. Tambakeras, Chief Executive Officer of Kennametal Inc.

(31.2)	Certification executed by F. Nicholas Grasberger III, Chief Financial Officer of Kennametal Inc.

(32)	Section 1350 Certifications

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Markos I. Tambakeras, Chief Executive Officer of Kennametal Inc., and F. Nicholas Grasberger III, Chief Financial Officer of Kennametal Inc.

(b)	Reports on Form 8-K

The following was furnished and not deemed to be filed during the quarter ended December 31, 2003:

Form 8-K dated October 29, 2003, reported under Item 12, Results of Operations and Financial Condition regarding the September 30, 2003 financial results.

The following was furnished and not deemed to be filed subsequent to the quarter ended December 31, 2003:

Form 8-K dated January 28, 2004, reported under Item 12, Results of Operations and Financial Condition regarding the December 31, 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date: February 13, 2004	By:	/s/ TIMOTHY A. HIBBARD

Timothy A. Hibbard
Corporate Controller and
Chief Accounting Officer