Form 10-Q
period 2004-03-31
KENNAMETAL INC
filed 2004-05-14
CIK 55242

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

Commission file number 1-5318

KENNAMETAL INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0900168
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

World Headquarters
1600 Technology Way
P.O. Box 231
Latrobe, Pennsylvania 15650-0231
(Address of registrant’s principal executive offices)

Website: www.kennametal.com

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). YES [X] NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date:

Title Of Each Class	Outstanding at April 30, 2004

Capital Stock, par value $1.25 per share	36,466,636

KENNAMETAL INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KENNAMETAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands, except per share data)	2004	2003	2004	2003
OPERATIONS
Sales	$524,230	$459,243	$1,429,583	$1,295,192
Cost of goods sold	348,376	307,582	961,990	875,079

Gross profit	175,854	151,661	467,593	420,113
Operating expense	132,218	122,592	378,180	343,104
Restructuring	—	3,269	3,670	11,649
Amortization of intangibles	614	1,196	1,570	3,310

Operating income	43,022	24,604	84,173	62,050
Interest expense	6,332	8,979	19,479	27,058
Other expense (income), net	508	713	(2,010)	(414)

Income before provision for income taxes and minority interest	36,182	14,912	66,704	35,406
Provision for income taxes	11,579	4,474	21,345	10,622
Minority interest	533	739	1,632	1,786

Net income	$24,070	$9,699	$43,727	$22,998

PER SHARE DATA
Basic earnings per share	$0.67	$0.28	$1.23	$0.65

Diluted earnings per share	$0.66	$0.27	$1.20	$0.65

Dividends per share	$0.17	$0.17	$0.51	$0.51

Basic weighted average shares outstanding	35,828	35,243	35,589	35,137

Diluted weighted average shares outstanding	36,662	35,480	36,307	35,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2004	2003
(in thousands)	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$27,528	$15,093
Marketable equity securities available-for-sale	—	11,365
Accounts receivable, less allowance for doubtful accounts of $22,330 and $23,405	248,879	231,803
Inventories	387,202	389,613
Deferred income taxes	87,651	97,237
Assets held for sale	—	7,720
Other current assets	38,803	29,521

Total current assets	790,063	782,352

Property, plant and equipment:
Land and buildings	268,749	258,985
Machinery and equipment	999,383	964,171
Less accumulated depreciation	(786,339)	(733,328)

Net property, plant and equipment	481,793	489,828

Other assets:
Investments in affiliated companies	15,275	13,780
Goodwill	510,347	430,664
Intangible assets, less accumulated amortization of $15,030 and $15,037	44,267	42,509
Deferred income taxes	26,013	17,122
Assets held for sale	—	7,312
Other	18,353	30,320

Total other assets	614,255	541,707

Total assets	$1,886,111	$1,813,887

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases	$2,567	$2,907
Notes payable to banks	5,626	7,938
Accounts payable	132,246	118,509
Accrued income taxes	8,640	22,511
Accrued vacation pay	34,373	31,272
Accrued payroll	38,605	32,592
Accrued restructuring	15,480	24,868
Liabilities of operations held for sale	—	1,531
Other current liabilities	105,362	94,219

Total current liabilities	342,899	336,347

Long-term debt and capital leases, less current maturities	486,119	514,842
Deferred income taxes	38,045	43,543
Postretirement benefits	43,316	44,030
Accrued pension benefits	124,354	111,503
Other liabilities	24,876	23,165

Total liabilities	1,059,609	1,073,430

Minority interest in consolidated subsidiaries	16,598	18,880

Commitments and contingencies
SHAREOWNERS’ EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 70,000 shares authorized; 37,849 and 37,649 shares issued	47,311	47,061
Additional paid-in capital	517,452	507,343
Retained earnings	326,365	301,263
Treasury shares, at cost; 1,437 and 2,176 shares held	(45,340)	(67,268)
Unearned compensation	(9,847)	(9,109)
Accumulated other comprehensive loss	(26,037)	(57,713)

Total shareowners’ equity	809,904	721,577

Total liabilities and shareowners’ equity	$1,886,111	$1,813,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	March 31,
(in thousands)	2004	2003
OPERATING ACTIVITIES
Net income	$43,727	$22,998
Adjustments for non-cash items:
Depreciation	47,183	58,509
Amortization	1,570	3,310
Stock-based compensation expense	9,444	6,201
Restructuring	—	(181)
Other	6,013	2,062
Changes in certain assets and liabilities (excluding acquisition):
Accounts receivable	(12,813)	3,134
Change in accounts receivable securitization	9,600	(2,286)
Inventories	13,468	14,644
Accounts payable and accrued liabilities	5,951	12,030
Other	(14,676)	(6,235)

Net cash flow provided by operating activities	109,467	114,186

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(36,060)	(35,966)
Disposals of property, plant and equipment	2,998	1,504
Acquisition of business assets, net of cash acquired	(64,588)	(165,521)
Purchase of subsidiary stock	(5,030)	(6,691)
Proceeds from the sale of marketable equity securities	17,429	—
Proceeds from divestiture of assets held for sale	12,306	—
Other	1,093	1,267

Net cash flow used for investing activities	(71,852)	(205,407)

FINANCING ACTIVITIES
Net decrease in notes payable	(2,768)	(13,320)
Net decrease in revolver and other lines of credit	(22,887)	(40,678)
Term debt borrowings	2,336	186,665
Term debt repayments	(7,153)	(23,473)
Dividend reinvestment and employee benefit and stock plans	21,394	5,363
Cash dividends paid to shareowners	(18,625)	(18,480)
Other	(1,261)	(1,060)

Net cash flow (used for) provided by financing activities	(28,964)	95,017

Effect of exchange rate changes on cash and equivalents	3,784	3,069

CASH AND EQUIVALENTS
Net increase in cash and equivalents	12,435	6,865
Cash and equivalents, beginning of year	15,093	10,385

Cash and equivalents, end of period	$27,528	$17,250

SUPPLEMENTAL DISCLOSURES
Interest paid	$14,436	$19,003
Income taxes paid	26,415	793
Contribution of stock to employee defined contribution benefit plans	5,906	2,560
Changes in fair value of interest rate swaps	(11,882)	19,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION

Kennametal Inc. was incorporated in Pennsylvania in 1943 and maintains its world headquarters in Latrobe, Pennsylvania. Kennametal Inc. and its subsidiaries (collectively, “Kennametal” or the “Company”) is a leading global manufacturer, marketer and distributor of a broad range of cutting tools, tooling systems, supplies and technical services, as well as wear-resistant parts. We believe that our reputation for manufacturing excellence and technological expertise and innovation in our principal products has helped us achieve a leading market presence in our primary markets. We believe we are the second largest global provider of metalcutting tools and tooling systems. End users of our products include metalworking manufacturers and suppliers in the aerospace, automotive, machine tool and farm machinery industries, as well as manufacturers and suppliers in the highway construction, coal mining, quarrying and oil and gas exploration industries. We operate four global business units consisting of Metalworking Solutions & Services Group (“MSSG”), Advanced Materials Solutions Group (“AMSG”), J&L Industrial Supply (“J&L”) and Full Service Supply (“FSS”), as well as our corporate functional shared services.

2.	BASIS OF PRESENTATION

The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with the 2003 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2003 was derived from the audited balance sheet included in our 2003 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal, recurring adjustments. The results for the nine months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2004 is to the fiscal year ending June 30, 2004. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

Certain amounts have been reclassified to conform to current year presentation.

3.	STOCK-BASED COMPENSATION

Stock options generally are granted to eligible employees with a stock price equal to fair market value at the date of grant. Options are exercisable under specific conditions for up to 10 years from the date of grant. As permitted under the Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) we have elected to measure compensation expense related to stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations which uses the intrinsic value method. In addition to stock option grants, the Amended and Restated Kennametal Inc. Stock and Incentive Plan of 2002 permits the award of restricted stock to directors, officers and key employees. Expense associated with restricted stock grants is amortized over the vesting period. If compensation expense was determined based on the estimated fair value of options granted, consistent with the methodology in SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”), our 2004 and 2003 net income and earnings per share for the quarter and nine months would be reduced to the pro forma amounts indicated below (in thousands, except per share data):

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income, as reported	$24,070	$9,699	$43,727	$22,998
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,159)	(2,307)	(6,609)	(6,846)
Add: Total stock-based employee compensation expense determined under the intrinsic value based method for all awards, net of related tax effects	755	891	2,406	2,596

Total stock-based compensation	$(1,404)	$(1,416)	$(4,203)	$(4,250)
Pro forma net income	$22,666	$8,283	$39,524	$18,748
Basic earnings per share:
As reported	$0.67	$0.28	$1.23	$0.65
Pro forma	0.63	0.24	1.11	0.53
Diluted earnings per share:
As reported	$0.66	$0.27	$1.20	$0.65
Pro forma	0.62	0.23	1.09	0.53

4.	ACQUISITIONS

Widia

On August 30, 2002, we purchased the Widia Group (“Widia”) in Europe and India from Milacron Inc. for EUR188 million ($185.3 million) subject to a purchase price adjustment. On February 12, 2003, Milacron Inc. and Kennametal signed a settlement agreement with respect to the calculation of the post-closing purchase price adjustment for the Widia acquisition pursuant to which Milacron paid Kennametal EUR 18.8 million ($20.1 million) in cash. The net cash purchase price of $167.1 million includes the actual purchase price of $185.3 million less the settlement of $20.1 million plus $6.2 million of direct acquisition costs ($1.1 million paid in 2002 and $5.1 million paid in 2003) less $4.3 million of acquired cash. We financed the acquisition with funds borrowed under the 2002 Credit Agreement. The acquisition of Widia improves our global competitiveness, strengthens our European position and represents a strong platform for increased penetration in Asia. Widia’s operating results have been included in our consolidated results since August 30, 2002. The fair market value of the Widia tangible and intangible assets were determined by an independent appraiser.

In accordance with SFAS No. 141, “Business Combinations” (SFAS No. 141), we accounted for the acquisition using the purchase method of accounting. As a result of the acquisition, we have recorded approximately $58.4 million of goodwill and $27.2 million of other intangibles. Of the $27.2 million of identifiable intangible assets approximately $6.4 million have a definite life and therefore will be amortized over its remaining useful life.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The unaudited pro forma consolidated financial data presented below gives effect to the Widia acquisition as if it had occurred as of July 1, 2002. The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable, including additional interest expense that resulted from the transaction, net of any applicable income tax effects. The unaudited pro forma consolidated financial data is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated on the date indicated, nor are they indicative of future operating results. The unaudited pro forma consolidated financial data should be read in conjunction with the historical consolidated financial statements and accompanying notes.

	Nine Months Ended
	March 31
	Actual	Pro Forma
(in thousands, except per share data)	2004	2003
Net sales	$1,429,583	$1,330,586
Net income	43,727	18,357
Basic earnings per share	1.23	0.52
Diluted earnings per share	1.20	0.52

Conforma Clad

The Company acquired all of the outstanding common stock of Conforma Clad, Inc. for $64.6 million, effective March 1, 2004, subject to a purchase price adjustment based on acquired working capital. The Company acquired Conforma Clad to expand its product and solutions offerings in the area of extreme wear environments involving corrosion, erosion and abrasion. We financed the acquisition with borrowings under our 2002 Credit Agreement. We accounted for the acquisition in accordance with SFAS No. 141. Based on the preliminary fair values determined at the time of the acquisition, we have recorded $59.5 million in goodwill associated with the acquisition of Conforma Clad. The financial statements as of March 31, 2004 reflect preliminary estimates of the fair value of acquired property, plant and equipment and intangible assets. These estimates will be finalized based on an independent valuation of such assets to be obtained in our fiscal fourth quarter ending June 30, 2004. Conforma Clad’s operating results have been included in our consolidated results since March 1, 2004 and are included in the Advanced Materials Solutions Group (see Note 14). Pro forma comparative results of the Company, assuming the acquisition of Conforma Clad had been made at the beginning of fiscal 2003, would not have been materially different from the reported results.

5.	DIVESTITURE OF OPERATIONS HELD FOR SALE

During our fiscal third quarter ended March 31, 2004, we completed the sale of the Mining and Construction business of Kennametal Widia India Limited, which was a part of the AMSG segment, for approximately $14.3 million, subject to a working capital adjustment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), we recorded the assets of this business as held for sale in our fiscal second quarter ended December 31, 2003. As a result of our supply agreement with the buyer, this transaction did not qualify for discontinued operations treatment. This transaction did not have a material impact on our results of operations.

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the fiscal third quarter ended March 31, 2004, the Company received $12.3 million in net proceeds related to the sale of this business. The Company is required to satisfy certain conditions related to the property sold for it to receive the remaining $2.0 million due under the sale agreement. The Company expects to collect the remaining $2.0 million due under the sale agreement within the next twelve months. The $2.0 million due under the agreement is classified within other current assets in the consolidated balance sheet as of March 31, 2004.

As we consummated this transaction during the current quarter, there are no amounts held for sale in the March 31, 2004 balance sheet. The major classes of assets and liabilities of operations held for sale in the consolidated balance sheet as of June 30, 2003 are as follows (in thousands):

June 30,
2003
Assets:
Accounts receivable	$3,845
Inventories	2,642
Other	1,233
Net property, plant and equipment and goodwill	7,312

Total assets of operations held for sale	$15,032

Liabilities:
Accounts payable	$1,344
Other	187

Total liabilities of operations held for sale	$1,531

6.	SALE OF MARKETABLE EQUITY SECURITIES

During the nine months ended March 31, 2004, we sold our investment in Toshiba Tungaloy Co., Ltd. (Toshiba) resulting in cash proceeds of $17.4 million and a pre-tax gain of $4.4 million ($3.0 million after tax). The gain is recorded in other (income), net.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	BENEFIT PLANS

We sponsor several pension plans that cover substantially all employees. Additionally, we sponsor varying levels of postretirement health care and life insurance benefits to most US employees.

On November 13, 2003, Kennametal announced modifications to certain employee benefits, including a plan amendment for selected participants in the Retirement Income Plan (the “RIP Plan”), new employer contributions to the defined contribution plan (“Thrift Plus Plan”) and changes to the retiree medical portion of the Other Postemployment Benefits Plan (“OPEB”). The RIP Plan currently covers the majority of the Company’s U.S. workforce. Effective January 1, 2004, no new non-union employees will become eligible to participate in the RIP Plan. Benefits under the RIP Plan continued to accrue after December 31, 2003 only for certain employees (“Grandfathered Participants”). Benefits for all other participants were frozen effective December 31, 2003. All eligible employees hired on or after January 1, 2004 and all non-Grandfathered Participants in the RIP Plan will be eligible to participate in the Thrift Plus Plan which will provide for an employer fixed contribution equal to three percent of the employee’s compensation and will allow for an additional variable contribution from zero percent up to three percent depending on the Company’s performance. The modification of the OPEB Plan will eliminate Kennametal’s obligation to provide a Company subsidy for employee medical costs for all employees who retire after January 1, 2009. The RIP Plan amendment resulted in a curtailment under SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and resulted in a pre-tax charge of $1.3 million in the nine months ended March 31, 2004. In connection with the amendments above, the Company also amended its Supplemental Executive Retirement Plan, effective January 1, 2004. Such amendment did not have an impact on the Company’s financial statements.

The table below summarizes the components of the net periodic cost of our pension and OPEB plans, as amended, during the quarter and nine months ended March 31, 2004 and 2003 (in thousands):

Pension Plans

	Quarter Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Service cost	$2,585	$3,274	$11,123	$9,823
Interest cost	7,738	7,526	23,568	22,577
Expected return on plan assets	(9,539)	(10,913)	(28,618)	(32,740)
Amortization of transition obligation	35	(339)	106	(1,016)
Amortization of prior service cost	164	193	539	579
Actuarial (gain) loss	402	(2)	1,205	(6)

Total net period pension cost	$1,385	$(261)	$7,923	$(783)

OPEB Plans

	Quarter Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Service cost	$179	$315	$929	$944
Interest cost	553	732	1,808	2,197
Amortization of prior service cost	(887)	102	(1,190)	305
Actuarial (gain) loss	(56)	(27)	(122)	(81)

Total net period pension cost	$(211)	$1,122	$1,425	$3,365

During the nine months ended March 31, 2004, the Company contributed $5 million to its various defined benefit pension plans. Contributions to such plans for fiscal 2004 are expected to total approximately $7 million in total.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	INVENTORIES

Inventories are stated at the lower of cost or market. We use the last-in, first-out (“LIFO”) method for determining the cost of a significant portion of our U.S. inventories. The cost for the remainder of our inventories is determined under the first-in, first-out (“FIFO”) or average cost methods. We used the LIFO method of valuing inventories for approximately 40 percent of total inventories at both March 31, 2004 and June 30, 2003. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

Inventories as of the balance sheet dates consisted of the following (in thousands):

	March 31,	June 30,
	2004	2003
Finished goods	$262,291	$272,080
Work in process and powder blends	112,936	108,607
Raw materials and supplies	38,011	36,283

Inventory at current cost	413,238	416,970
Less: LIFO valuation	(26,036)	(27,357)

Total inventories	$387,202	$389,613

9.	ENVIRONMENTAL MATTERS

We are involved in various environmental cleanup and remediation activities at several of our manufacturing facilities. In addition, we are currently named as a potentially responsible party (“PRP”) at the Li Tungsten Superfund site in Glen Cove, New York. In December 1999, we recorded a remediation reserve of $3.0 million with respect to our involvement in these matters, which was recorded as a component of operating expense. This represents our best estimate of the undiscounted future obligation based on our evaluations and discussions with outside counsel and independent consultants, and the current facts and circumstances related to these matters. We recorded this liability because certain events occurred, including the identification of other PRPs, an assessment of potential remediation solutions and direction from the government for the remedial action plan that clarified our level of involvement in these matters and our relationship to other PRPs. This led us to conclude that it was probable a liability had been incurred. At March 31, 2004, we have an accrual of $2.7 million remaining relative to this environmental issue. No cash payments have been made against this reserve during the quarter.

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

Additionally, we also maintain reserves for other potential environmental issues associated with our domestic operations and a location operated by our German subsidiary. At March 31, 2004, the total of these accruals was $1.0 million and represents anticipated costs associated with the remediation of these issues. There were no cash payments against this reserve during the quarter.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As a result of the Widia acquisition, we established a separate environmental reserve of $6.2 million. This reserve is used for environmental clean-up and remediation activities at several Widia manufacturing locations. This liability represents our best estimate of the future obligation based on our evaluations and discussions with independent consultants and the current facts and circumstances related to these matters. At March 31, 2004, we have an accrual of $5.7 million remaining relative to this environmental issue. No cash payments were made against this reserve during the quarter. The reserve declined $0.1 million during the current quarter related to unfavorable foreign currency translation effects.

We maintain a Corporate Environmental, Health and Safety (“EH&S”) Department, as well as an EH&S Policy Committee, to ensure compliance with environmental regulations and to monitor and oversee remediation activities. In addition, we have established an EH&S administrator at all our global manufacturing facilities. Our financial management team periodically meets with members of the Corporate EH&S Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly basis, we establish or adjust financial provisions and reserves for environmental contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.”

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

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised stock options and restricted stock awards by 834,112 and 236,673 for the three months ended March 31, 2004 and 2003, respectively, and 717,588 and 274,718 for the nine months ended March 31, 2004 and 2003, respectively. Unexercised stock options to purchase our capital stock of 0.4 million and 2.0 million shares for the three months ended March 31, 2004 and 2003, respectively, and 0.6 million and 1.7 million shares for the nine months ended March 31, 2004 and 2003, respectively, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	COMPREHENSIVE INCOME

Comprehensive income for the three and nine months ended March 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income	$24,070	$9,699	$43,727	$22,998
Unrealized gain (loss) on marketable equity securities available-for-sale, net of tax	(452)	1,059	(283)	(184)
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges, net of tax	(449)	(754)	(1,500)	(1,434)
Reclassification of unrealized loss on matured derivatives, net of tax	1,273	1,879	3,935	3,224
Minimum pension liability adjustment, net of tax	366	(64)	(979)	(215)
Foreign currency translation adjustments	(10,614)	8,059	30,503	24,770

Comprehensive income (loss)	$14,194	$19,878	$75,403	$49,159

12.	GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill attributable to each segment at March 31, 2004 and June 30, 2003 is as follows (in thousands):

					March 31,
	June 30, 2003	Acquisition	Transfer	Translation	2004
MSSG	$222,309	$8,959	$(11,344)	$10,939	$230,863
AMSG	163,999	59,487	11,344	298	235,128
J&L	39,649	—	—	—	39,649
FSS	4,707	—	—	—	4,707

Total	$430,664	$68,446	$—	$11,237	$510,347

During the quarter ended September 30, 2003, we realigned certain operations to provide for enhanced marketing benefits. As a result we have transferred a portion of the goodwill from MSSG to AMSG. The increase in goodwill is associated with the acquisition of Conforma Clad and the final purchase price accounting adjustments related to the acquisition of Widia, the impact of translation adjustments and the purchase of minority interest shares in India.

The June 30, 2003 balance has been reclassified for goodwill that is associated with the India Mining and Construction business and therefore is included in assets held for sale.

The components of our other intangible assets and useful lives are as follows (in thousands):

		March 31, 2004		June 30, 2003
	Estimated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Contract based	4 – 15 years	$10,277	$(8,564)	$11,218	$(10,230)
Technology based and other	4 – 15 years	14,524	(6,466)	13,807	(4,807)
Trademarks	Indefinite	25,748	—	24,139	—
Intangible pension asset and other	N/A	8,748	—	8,382	—

Total		$59,297	$(15,030)	$57,546	$(15,037)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.	RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The Company did not record any restructuring or impairment charges in the fiscal quarter ended March 31, 2004.

2003 Facility Consolidation Program In June 2003, we approved a facility consolidation program, resulting in a total restructuring charge of $2.0 million, $1.7 million of which was recorded during fiscal 2003. The plan includes the closure of two regional operating centers and the Framingham manufacturing facility and a workforce reduction. All actions pertain to the MSSG segment. All costs associated with the restructuring program have been incurred and remaining cash payments are expected to be completed by June 30, 2004, except certain lease costs which extend to 2005. The changes in the restructuring accrual are as follows:

	Accrual at		Expense	Cash	Accrual at
(in thousands)	June 30, 2003	Expense	Adjustment	Expenditures	March 31, 2004
Employee severance	$1,188	$70	$(165)	$(1,093)	$—
Facility rationalization	144	262	—	(151)	255

Total	$1,332	$332	$(165)	$(1,244)	$255

2003 Workforce Restructuring Program In October 2002, we announced a global salaried workforce reduction of approximately five percent. The reduction as announced was expected to cost between $9 million and $10 million. The expected cost was revised to $8.0 million and the plan was completed as of September 30, 2003. The program resulted in $2.8 million of charges for the MSSG segment, $2.6 million for AMSG, $1.3 million for J&L, $0.1 million for FSS and $1.2 million for Corporate. All remaining cash payments are expected to be completed by June 30, 2004. The changes in the restructuring accrual are as follows:

	Accrual at		Cash	Accrual at
(in thousands)	June 30, 2003	Expense	Expenditures	March 31, 2004
Employee severance	$1,835	$—	$(1,471)	$364

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

Kennametal Integration Restructuring Program This program included employee severance costs associated with existing Kennametal facilities.

The changes in the restructuring accrual are as follows:

	Accrual		Cash		Accrual at
(in thousands)	at June 30, 2003	Expense	Expenditures	Translation	March 31, 2004
Employee severance	$3,640	$3,522	$(6,316)	$135	$981

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Widia Integration Plan In connection with the acquisition, we have established a Widia integration plan to develop centers of excellence in functional areas and enable long-term growth and competitive advantages. Costs that were incurred under this plan were accounted for under EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” As a result, these costs were recorded as part of the Widia purchase price allocation. The changes in the restructuring accrual are as follows:

	Accrual at	Adjustment	Cash		Accrual at
(in thousands)	June 30, 2003	to Goodwill	Expenditures	Translation	March 31, 2004
Facility rationalizations	$1,357	$4,138	$(1,621)	$374	$4,248
Employee severance	14,934	1,547	(8,882)	1,682	9,281
Terminated contracts	463	—	(493)	30	—

Total	$16,754	$5,685	$(10,996)	$2,086	$13,529

Other Programs During 2003, we effectively completed and paid the majority of costs associated with the acquired Widia Restructuring Program, 2002 AMSG and MSSG Restructuring Programs and the 2002 and 2001 J&L and FSS Business Improvement Programs. Remaining cash expenditures for all of these programs is $0.3 million and relates primarily to final lease payments. We expect all remaining cash payments to be completed by June 30, 2004. Adjustments to the accruals for these programs during fiscal 2004 were immaterial.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.	SEGMENT DATA

We operate four global business units consisting of Metalworking Solutions & Services Group, Advanced Materials Solutions Group, J&L Industrial Supply and Full Service Supply, and corporate functional shared services. We do not allocate corporate costs, domestic pension expense, interest expense, other expense, income taxes, or minority interest to the operating segment results presented below. During the quarter ended September 30, 2003, we realigned certain business operations to provide for enhanced marketing benefits. This realignment has resulted in a change in segment reporting. The most significant change is the realignment of our wear parts business from the MSSG segment to the AMSG segment. The prior year information has been reclassified to reflect this change. In addition, financial information for Conforma Clad, Inc., which was acquired effective March 1, 2004, has been included in AMSG’s financial information below since the acquisition date. Our external sales, intersegment sales and operating income by segment for the three and nine months ended March 31, 2004 and 2003 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
External sales:
MSSG	$317,506	$286,601	$872,128	$796,835
AMSG	111,464	89,849	299,846	256,563
J&L	60,074	51,729	158,554	148,012
FSS	35,186	31,064	99,055	93,782

Total external sales	$524,230	$459,243	$1,429,583	$1,295,192

Intersegment sales:
MSSG	$33,671	$29,199	$89,468	$82,867
AMSG	10,048	8,361	24,614	22,867
J&L	413	480	1,039	1,531
FSS	844	871	1,962	2,403

Total intersegment sales	$44,976	$38,911	$117,083	$109,668

Total sales:
MSSG	$351,177	$315,800	$961,596	$879,702
AMSG	121,512	98,210	324,460	279,430
J&L	60,487	52,209	159,593	149,543
FSS	36,030	31,935	101,017	96,185

Total sales	$569,206	$498,154	$1,546,666	$1,404,860

Operating income (loss):
MSSG	$36,751	$23,593	$82,937	$64,597
AMSG	15,146	9,320	36,375	27,044
J&L	6,419	1,323	13,410	5,209
FSS	376	31	(64)	(320)
Corporate and eliminations	(15,670)	(9,663)	(48,485)	(34,480)

Total operating income	$43,022	$24,604	$84,173	$62,050

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	RECENTLY ISSUED ACCOUNTING STANDARDS

The Company adopted FASB Interpretation No. 46R (“FIN 46”), “Consolidation of Variable Interest Entities,” for the quarter ended March 31, 2004. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 requires identification of the Company’s participation in variable interests entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The adoption of FIN 46 did not have any impact on the consolidated financial statements of the Company.

During the quarter ended March 31, 2004, the Company adopted SFAS No. 132 R (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” an amendment of FASB Statements No. 87, 88 and 106 and a revision of FASB Statement No. 132. This statement requires additional disclosure about the assets, obligations, cash flow and net periodic benefit cost of defined benefit pension plans and other post retirement benefit plans. Finally, this statement also requires interim disclosure of the net periodic benefit cost and actual or expected employer contributions. The Company provided the required interim disclosures in Note 7 to these condensed consolidated financial statements.

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

SALES

Sales for the quarter ended March 31, 2004 were $524.2 million, an increase of $65.0 million or 14.2 percent from $459.2 million in the prior year. The increase in sales is primarily attributed to 6.4 percent in organic growth, principally in North America and developing markets, and favorable foreign currency effects of 5.9 percent.

Sales for the nine months ended March 31, 2004 were $1,429.6 million, an increase of $134.4 million or 10.4 percent from $1,295.2 million in the prior year. The increase in sales is primarily attributed to a 5.2 percent favorable foreign currency effect and 2.6 percent improvement from the Widia acquisition, as well as 1.9 percent improvement in organic sales growth, principally in North America, offset in part by persistent weakness in our European markets.

GROSS PROFIT

Gross profit for the quarter increased $24.2 million, or 16.0 percent compared to the prior year. The increase in gross profit is primarily attributed to favorable foreign currency effects of $13.2 million, coupled with $12.2 million from improved sales volumes and $4.5 million from improved production efficiencies during the current quarter. In addition, gross margins in the current quarter improved by $4.2 million as a result of a previously announced change in the estimated useful lives of existing Kennametal machinery and equipment, partially reduced by increased depreciation related to Widia fixed assets. These benefits were partially offset by $5.3 million in price pressures and unfavorable product mix shifts, coupled with $3.9 million in higher raw material costs incurred in the current quarter. We believe these costs will remain at higher levels through at least the end of the current fiscal year.

Gross profit margin for the quarter ended March 31, 2004 increased from 33.0 percent last year to 33.5 percent in the current quarter. The gross profit margin benefited 0.7 percent from favorable foreign currency effects, 0.8 percent from the depreciation policy change and 0.9 percent from improved production efficiencies. Such benefits were partially offset by pricing pressures and unfavorable product mix shifts, coupled with higher raw material costs, which negatively impacted gross margins by 1.0 percent and 0.7 percent, respectively, in the current quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross profit for the nine months ended March 31, 2004 was $467.6 million, an increase of $47.5 million over the same period a year ago. Owning Widia for two additional months in the current period accounted for $9.9 million of the increase. A favorable foreign currency effect of $33.3 million, coupled with the improvements in sales and production volumes in the current period totaling $13.7 million and the $11.0 million favorable impact of the fixed asset depreciation policy change also contributed to the increase. These benefits were partially offset by $10.3 million of pricing pressures and unfavorable product mix shifts, $6.4 million in higher raw material prices and increased pension costs of $4.3 million in the current period.

Gross profit margin for the nine months ended March 31, 2004 increased slightly from 32.4 percent to 32.7 percent. The gross profit margin benefited 0.7 percent from favorable foreign currency effects and 0.8 percent from the depreciation policy change. Such benefits were partially offset by pricing pressures and unfavorable product mix shifts of 0.7 percent, higher raw material costs of 0.4 percent and increased pension costs of 0.3 percent in the current period.

BENEFIT AMENDMENTS

As discussed in the notes to condensed consolidated financial statements (Note 7) we have amended certain employee benefits effective January 1, 2004. The curtailment of the RIP Plan resulted in a pre-tax charge in the fiscal 2004 second quarter of $1.3 million. As a result of this amendment, total pension costs for fiscal 2004 (excluding the effects of the curtailment) are expected to be $9.3 million versus $13.3 million originally expected for fiscal 2004. Contributions to the Thrift Plus Plan are expected to total $1.8 million for fiscal 2004, with such contributions beginning on January 1, 2004. Additionally, as a result of the amendment to the Company’s OPEB plan, total OPEB expense for fiscal 2004 is expected to be $1.2 million versus $4.4 million originally expected for fiscal 2004.

OPERATING EXPENSE

Operating expenses for the quarter ended March 31, 2004 were $132.2 million, an increase of $9.6 million, or 7.8 percent, compared to $122.6 million of a year ago. The increase in operating expense is attributed to unfavorable foreign currency effects of $7.2 million and $2.6 million related to increased employee benefit costs.

Operating expenses for the nine months ended March 31, 2004 were $378.2 million, an increase of $35.1 million, or 10.2 percent, compared to $343.1 million in the prior year. The increase in operating expense is attributed to $19.4 million of unfavorable foreign currency effects, $8.4 million related to two additional months ownership of Widia, $7.3 million related to increased employee benefit costs and a charge of $1.8 million related to a note receivable from a previous divestiture of a business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

The Company did not record any restructuring or impairment charges in the fiscal quarter ended March 31, 2004.

2003 Facility Consolidation Program In June 2003, we approved a facility consolidation program, resulting in a total restructuring charge of $2.0 million, $1.7 million of which was recorded during fiscal 2003. The plan includes the closure of two regional operating centers and the Framingham manufacturing facility and a workforce reduction. All actions pertain to the MSSG segment. All costs associated with the restructuring program have been incurred and remaining cash payments are expected to be completed by June 30, 2004, except certain lease costs which extend to 2005.

	Accrual at		Expense	Cash	Accrual at
(in thousands)	June 30, 2003	Expense	Adjustment	Expenditures	March 31, 2004
Employee severance	$1,188	$70	$(165)	$(1,093)	$—
Facility rationalization	144	262	—	(151)	255

Total	$1,332	$332	$(165)	$(1,244)	$255

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

	Accrual at		Cash	Accrual at
(in thousands)	June 30, 2003	Expense	Expenditures	March 31, 2004
Employee severance	$1,835	$—	$(1,471)	$364

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

Kennametal Integration Restructuring Program This program included employee severance costs associated with existing Kennametal facilities.

The components of the restructuring accrual at March 31, 2004 for this program are as follows:

	Accrual		Cash		Accrual at
(in thousands)	at June 30, 2003	Expense	Expenditures	Translation	March 31, 2004
Employee severance	$3,640	$3,522	$(6,316)	$135	$981

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

	Accrual at	Adjustment	Cash		Accrual at
(in thousands)	June 30, 2003	to Goodwill	Expenditures	Translation	March 31, 2004
Facility rationalizations	$1,357	$4,138	$(1,621)	$374	$4,248
Employee severance	14,934	1,547	(8,882)	1,682	9,281
Terminated contracts	463	—	(493)	30	—

Total	$16,754	$5,685	$(10,996)	$2,086	$13,529

Prior Programs During 2003, we effectively completed and paid the majority of costs associated with the acquired Widia Restructuring Program, 2002 AMSG and MSSG Restructuring Programs and the 2002 and 2001 J&L and FSS Business Improvement Programs. Remaining cash expenditures for all of these programs is $0.3 million and relates primarily to final lease payments. We expect all remaining cash payments to be completed by June 30, 2004.

INTEREST EXPENSE

Interest expense for the quarter ended March 31, 2004 declined 29.5 percent to $6.3 million from $9.0 million a year ago. The decrease in interest expense is due to total debt, including capital leases and notes payable, declining from $580.1 million at March 31, 2003 to $494.3 million at March 31, 2004. Additionally, the average borrowing rate for the quarter decreased from 5.2 percent in 2003 to 4.4 percent in 2004. The decrease in the average borrowing rate is due to the decline in market interest rates and an increase in the percentage of our debt subject to floating rates of interest.

For the nine months ended March 31, 2004, interest expense decreased $7.6 million, or 28.0 percent from $27.1 million to $19.5 million. The decrease is attributed to the factors listed above. As of March 31, 2003, 63.6 percent of our debt was subject to variable rates of interest compared to 65.3 percent of our debt at March 31, 2004.

OTHER EXPENSE (INCOME), NET

Other expense for the quarter ended March 31, 2004 decreased $0.2 million from $0.7 million in 2003 to $0.5 million in 2004. No material items were noted.

For the nine months ended March 31, 2004, other income increased $1.6 million from $0.4 million in 2003 to $2.0 million in 2004. The increase is a result of a $4.4 million pre-tax gain related to the sale of our investment in Toshiba Tungaloy. The other significant component is the increase in foreign exchange losses of $3.4 million versus last year. Other expenses for the nine months ended March 31, 2004 and 2003 included fees of $1.2 million and $1.5 million, respectively, related to the accounts receivable securitization program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES

The effective tax rate for both the quarter and nine months ended March 31, 2004 was 32 percent versus 30 percent for the comparable periods a year ago. Our effective tax rate differs from the statutory rate primarily due to international tax planning initiatives. During the quarter ended March 31, 2004, we substantially completed certain reviews being conducted by various tax authorities, the net effect of which was not material to our financial statements.

In December 2003, the German Parliament adopted a substantial part of the government’s 2004 tax package. The major provisions of this tax law change are effective for Kennametal’s fiscal 2005. The law changes are not expected to have a material impact on the Company’s global effective tax rate for fiscal 2004. These changes, without any action by the Company, would have a material impact on the Company’s global effective tax rate beginning in fiscal 2005.

The Company continues to review our international tax planning initiatives in an effort to optimize its overall global effective tax rate.

NET INCOME

Net income for the quarter ended March 31, 2004 was $24.1 million, or $0.66 per diluted share, compared to $9.7 million, or $0.27 per diluted share, in the same quarter last year. The increase in earnings is primarily attributable to organic sales growth, cost containment, a decrease in restructuring cost, favorable foreign currency translation effects and the Widia acquisition, which included efficiencies derived from the integration with Kennametal operations. These improvements were offset, in part, by increased pricing pressure and unfavorable product mix shifts, higher raw material costs and increased employee benefit costs in the current quarter.

Net income for the nine months ended March 31, 2004, increased $20.7 million, or 90.0 percent, from $23.0 million, or $0.65 per diluted share, in 2003 to $43.7 million, or $1.20 per diluted share, in 2004. The increase is primarily attributed to the factors listed above.

METALWORKING SOLUTIONS & SERVICES GROUP

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2004	2003	2004	2003
External sales	$317,506	$286,601	$872,128	$796,835
Intersegment sales	33,671	29,199	89,468	82,867
Operating income	36,751	23,593	82,937	64,597

MSSG sales increased 10.8 percent or $30.9 million compared to the March 2003 quarter. The increase in sales is attributed primarily to $22.6 million of favorable foreign currency effects and $8.3 million in organic sales growth. In Metalworking North America, sales were up 8.8 percent compared to the prior year due to organic sales growth and favorable foreign currency effects. Metalworking Europe sales increased 11.2 percent, due to favorable foreign currency effects, partially offset by overall weakness in Europe. Asia Pacific and India increased sales by 29.4 percent and 33.2 percent, respectively, attributed to strength in the automotive sector and favorable foreign currency effects. South America also delivered sales growth of 26.9 percent, due to favorable economic conditions, market share growth and foreign currency effects.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating income of $36.8 million was up $13.2 million compared to $23.6 million last year. Operating income benefited from organic sales growth, coupled with a reduction in restructuring and integration costs of $3.0 million, reduced depreciation expense resulting from the extension of useful lives, integration benefits and favorable foreign currency effects, offset by an increase in raw material costs, pricing pressure and unfavorable product mix shifts and higher benefit costs.

For the nine months ended March 31, 2004, MSSG sales increased $75.3 million or 9.4 percent compared to the same period last year. Most of this increase was associated with the Widia acquisition, which contributed a year-over-year increase of $26.0 million in net sales during the nine month period and favorable foreign currency effects of $54.7 million. The prior year includes seven months of Widia sales, whereas the current year includes nine months of sales.

Operating income was $82.9 million, an increase of $18.3 million compared to $64.6 million last year. The increase in operating income is due to the factors mentioned above.

ADVANCED MATERIALS SOLUTIONS GROUP

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2004	2003	2004	2003
External sales	$111,464	$89,849	$299,846	$256,563
Intersegment sales	10,048	8,361	24,614	22,867
Operating income	15,146	9,320	36,375	27,044

AMSG sales increased 24.1 percent or $21.6 million from the quarter ended March 31, 2003. The increase in sales is attributed to overall growth in the Mining and Construction and Energy divisions, as well as favorable foreign currency effects in the current quarter of $4.6 million and the addition of Conforma Clad. Mining and Construction had a 29.9 percent increase in revenue due to a continued recovery in mining, market penetration in construction and favorable foreign currency effects. The Energy Products Group experienced strong growth of 25.9 percent year-over-year due to increased activity in oil and gas exploration. Electronics sales were up 14.7 percent, while Engineered Products sales were up 9.5 percent.

Operating income was $15.1 million, an increase of $5.8 million, over the prior year. The increase is attributed to sales growth, including the addition of Conforma Clad, reduced depreciation expense due to the change in estimated lives, favorable foreign currency effects, a reduction in restructuring costs and cost reduction programs.

For the nine months ended March 31, 2004, AMSG sales increased $43.3 million or 16.9 percent compared to the same period last year. The increase in sales is attributed to strong growth in the Energy Products and Mining and Construction divisions, the positive benefits of $5.5 million from the Widia acquisition and $14.3 million of favorable foreign currency effects.

Operating income increased $9.3 million to $36.4 million due primarily to the factors mentioned above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

J&L INDUSTRIAL SUPPLY

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2004	2003	2004	2003
External sales	$60,074	$51,729	$158,554	$148,012
Intersegment sales	413	480	1,039	1,531
Operating income	6,419	1,323	13,410	5,209

J&L sales increased $8.3 million or 16.1 percent compared to the quarter ended March 31, 2003. The increase in sales is primarily attributable to volume growth of $7.5 million and favorable foreign exchange currency effects of $0.8 million. Operating income was $6.4 million compared to $1.3 million in the prior year. The increase in operating income is a result of the improvement in sales growth, coupled with cost containment, benefits from prior restructuring programs and favorable currency effects.

For the nine months ended March 31, 2004, J&L sales increased 7.1 percent compared to last year. The increase in sales is attributed to volume growth of $9.1 million and favorable foreign exchange currency effects of $1.5 million. Operating income was $13.4 million, compared to $5.2 million in the prior year. The increase in operating income is a result of the improvement in sales growth, coupled with cost containment, benefits from prior restructuring programs and favorable currency effects.

FULL SERVICE SUPPLY

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2004	2003	2004	2003
External sales	$35,186	$31,064	$99,055	$93,782
Intersegment sales	844	871	1,962	2,403
Operating income	376	31	(64)	(320)

FSS sales increased $4.1 million compared to the prior year quarter. The increase in sales is primarily associated with volume growth. The volume growth is attributed to new contracts obtained during the current year. Operating income improved to $0.4 million in the current quarter on the improved sales volume.

Compared to the same period last year, FSS sales increased $5.3 million or 5.6 percent for the nine months ended March 31, 2004, largely on the strength of improved sales in the current quarter. For the nine month period, the operating loss improved slightly to $0.1 million from $0.3 million last year, with improvement due primarily to the stronger sales performance in the current quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CORPORATE AND ELIMINATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2004	2003	2004	2003
Operating expense	$(15,670)	$(9,663)	$(48,485)	$(34,480)

Corporate and eliminations represents corporate shared service costs, certain employee benefit costs and eliminations of operating results between segments. For the three months ended March 31, 2004, the operating expense increased $6.0 million or 62.2 percent. The increase is attributed to an increase in employee benefit expenses.

For the nine months ended March 31, 2004, the operating expense has increased $14.0 million or 40.6 percent. The increase is attributed to the same factors listed above, couple with a $1.8 million charge recorded in our fiscal second quarter related to a note receivable from the divestiture of a company previously owned by Kennametal.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flow from operations is the primary source of financing for capital expenditures and internal growth. During the nine months ended March 31, 2004, we generated $109.5 million in cash flow from operations, a decrease of $4.7 million, or 4.1 percent compared to a year-ago. Net income plus non-cash items improved $15.0 million to $107.9 million versus $92.9 million in last year’s comparable period. This improvement was completely offset by a $19.8 million net cash outflow from changes in operating working capital items. A $25.6 million net increase in income tax payments was partially offset by a $4.6 million net reduction in interest payments. Income tax and interest payments during nine months ended March 31, 2004 totaled $26.4 million and $14.4 million, respectively.

As previously discussed, we have incurred all costs associated with our restructuring and integration programs. The remaining cash payments of $15.4 million are primarily expected to be paid by June 30, 2004, except certain lease and severance costs which will extend into fiscal 2005.

Net cash used for investing activities was $71.9 million, a decrease of $133.6 million compared to $205.4 million in the year-ago period. The change is due primarily to a $100.9 million reduction in spending on acquisitions. Last year’s total includes $165.5 million related to the Widia acquisition, while this year’s total includes $64.6 million related to the Conforma Clad acquisition. The remaining change is due primarily to receiving $17.4 million in proceeds from the sale of our investment in Toshiba Tungaloy and $12.3 million from the sale of our Mining and Construction business in India, both of which occurred in the current year-to-date period. Capital expenditures remained flat at approximately $36.1 million. We have projected our capital expenditures for 2004 to be $50 to $55 million and will be primarily used to support new strategic initiatives, new products and to upgrade machinery and equipment. We believe this level of capital spending is sufficient to maintain competitiveness and improve productivity.

Net cash used for financing activities was $29.0 million, compared to a cash inflow of $95.0 million in the same period last year. This decrease is due to the absence of incremental borrowings required to finance the Widia acquisition of $185.3 million, partially offset by decreases in repayments on our line of credit and notes. As of March 31, 2004, we were in compliance with all debt covenants.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On July 3, 2003, the Company entered into a new three-year securitization program (“2003 Securitization Program”) which permitted us to securitize up to $100.0 million of accounts receivable. The 2003 Securitization Program was amended on September 19, 2003, permitting the Company to securitize up to $125 million of accounts receivable. The 2003 Securitization Program provides for a co-purchase arrangement with Falcon Asset Securitization Corporation and Victory Receivables Corporation, whereby the two financial institutions participate in the purchase of the Company’s accounts receivable. As of March 31, 2004, the Company had securitized $108.9 million in accounts receivable.

Total debt, including notes payable and capital leases, decreased from $525.7 million at June 30, 2003 to $494.3 million at March 31, 2004. The decrease in total debt is related to net operating cash flow after investing activities being utilized to reduce total debt.

FINANCIAL CONDITION

Total assets were $1,886.1 million at March 31, 2004, compared to $1,813.9 million at June 30, 2003. Working capital was $447.2 million, up slightly from $446.0 million at June 30, 2003. Total liabilities declined $13.8 million from June 30, 2003 to $1,059.6 million, primarily due to a reduction in long-term debt, partially offset by increased pension obligations. Stockholders’ equity increased $88.3 million to $809.9 million primarily as a result of net income of $43.7 million and a reduction in accumulated other comprehensive loss of $31.7 million.

There have been no material changes in our contractual obligations and commitments since June 30, 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company adopted FASB Interpretation No. 46R (“FIN 46”), “Consolidation of Variable Interest Entities,” for the quarter ended March 31, 2004. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 requires identification of the Company’s participation in variable interests entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The adoption of FIN 46 did not have any impact on the consolidated financial statements of the Company.

During the quarter ended March 31, 2004, the Company adopted SFAS No. 132 R (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” an amendment of FASB Statements No. 87, 88 and 106 and a revision of FASB Statement No. 132. This statement requires additional disclosure about the assets, obligations, cash flow and net periodic benefit cost of defined benefit pension plans and other post retirement benefit plans. Finally, this statement also requires interim disclosure of the net periodic benefit cost and actual or expected employer contributions. The Company provided the required interim disclosures in Note 7 to these condensed consolidated financial statements.

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

There have been no material changes to our critical accounting policies since June 30, 2003.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have experienced certain changes in our exposure to market risk from June 30, 2003.

As of June 30, 2003, we recorded an $8.4 million asset to recognize the fair value of our interest rate swap agreements. The offset to this asset was a corresponding increase to long-term debt, as the instruments are accounted for as a hedge of our long-term debt. As of March 31, 2004, the fair value of our interest rate swap agreements was a liability of $3.5 million, with the offsetting adjustment recorded as a reduction to long-term debt. The $11.9 million decrease in the recorded value of these agreements was non-cash and was the result of marking these instruments to market.

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

The following was furnished and not deemed to be filed during the quarter ended March 31, 2004:

Form 8-K dated January 28, 2004, reported under Item 12, Results of Operations and Financial Condition regarding the December 31, 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.
Date: May 14, 2004	By:	/s/ Timothy A. Hibbard
Timothy A. Hibbard
Corporate Controller and Chief Accounting Officer