Form 10-K
period 2004-06-30
KENNAMETAL INC
filed 2004-09-10
CIK 55242

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2004

Commission File Number 1-5318

KENNAMETAL INC.

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	25-0900168 (I.R.S. Employer Identification No.)

     World Headquarters 1600 TECHNOLOGY WAY P. O. BOX 231 Latrobe, Pennsylvania 15650-0231 (Address of principal executive offices)

     Registrant’s telephone number, including area code: 724-539-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Capital Stock, par value $1.25 per share Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

As of December 31, 2003, the aggregate market value of the registrant’s Capital Stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $1,095,300,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5 percent of the registrant’s Capital Stock have been deemed affiliates.

As of August 31, 2004, there were 36,902,939 shares of the Registrant’s Capital Stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2004 Annual Meeting of Shareowners are incorporated by reference into Parts III and IV.

FORWARD-LOOKING INFORMATION

This Form 10-K contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements are likely to relate to, among other things, our goals, plans and projections regarding our financial position, results of operations, cash flows, market position and product development, which are based on current expectations that involve inherent risks and uncertainties, including factors that could delay, divert or change any of them in the next several years. Although it is not possible to predict or identify all factors, they may include the following: global economic conditions; future terrorist attacks; epidemics; risks associated with integrating and divesting businesses and achieving the expected savings and synergies; demands on management resources; risks associated with international markets such as currency exchange rates, and social and political environments; competition; labor relations; commodity prices; demand for and market acceptance of new and existing products; and risks associated with the implementation of restructuring plans and environmental remediation matters. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

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

BUSINESS SEGMENT REVIEW We operate four global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG), J&L Industrial Supply (J&L) and Full Service Supply (FSS). Segment selection was based upon internal organizational structure, the manner in which we organize segments for making operating decisions and assessing performance, the availability of separate financial results, and materiality considerations. Sales and operating income by segment are presented in Management’s Discussion and Analysis set forth in Item 7 in this annual report on Form 10-K and Note 18 “Segment Data” of our consolidated financial statements set forth in Item 8 in this annual report on Form 10-K.

METALWORKING SOLUTIONS & SERVICES GROUP—MSSG In the MSSG segment, we provide consumable metalcutting tools and tooling systems to manufacturing companies in a wide range of industries throughout the world. Metalcutting operations include turning, boring, threading, grooving, milling and drilling. Our tooling systems consist of a steel toolholder and cutting tool such as an indexable insert or drill made from cemented tungsten carbides, high-speed steel and other hard materials. We also provide solutions to our customers’ metalcutting needs through engineering services aimed at improving their competitiveness.

During a metalworking operation, the toolholder is positioned in a machine that provides the turning power. While the workpiece or toolholder is rapidly rotating, the cutting tool insert or drill contacts the workpiece and cuts or shapes the workpiece. The cutting tool insert or drill is consumed during use and must be replaced periodically.

We serve a wide variety of industries that cut and shape metal parts, including manufacturers of automobiles, trucks, aerospace components, farm equipment, oil and gas drilling and processing equipment, railroad, marine and power generation equipment, machinery, appliances, factory equipment and metal components, as well as job shops and maintenance operations. We deliver our products to customers through a direct field sales force, distribution, integrated supply programs, mail order and e-business.

With a global marketing organization and operations worldwide, we believe we are the second largest global provider of consumable metalcutting tools and supplies.

ADVANCED MATERIALS SOLUTIONS GROUP—AMSG In the AMSG segment, the principal business is the production and sale of cemented tungsten carbide products used in mining, highway construction, engineered applications requiring wear and corrosion resistance, including circuit board drills, compacts and other similar applications. These products have technical commonality to our core metalworking products. Additionally, we manufacture and market engineered components with a proprietary metal cladding technology. These products include radial bearings used for directional drilling for oil and gas; extruder barrels used by plastics manufacturers and food processors; and numerous other engineered components to service a wide variety of industrial markets. We also sell metallurgical powders to manufacturers of cemented tungsten carbide products. We also provide application-specific component design services and on-site application support services.

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

Our customers use engineered products in manufacturing or other operations where extremes of abrasion, corrosion or impact require combinations of hardness or other toughness afforded by cemented tungsten carbides or other hard materials. We sell these products through a direct field sales force and distribution. We believe we are the largest independent supplier of oil field compacts in the world. Compacts are the cutting edges of oil well drilling bits, which are commonly referred to as “rock bits.”

J&L INDUSTRIAL SUPPLY—J&L In this segment, we provide metalworking consumables and related products to small- and medium-sized manufacturers in the United States and the United Kingdom. J&L markets products and services through annual mail-order catalogs and monthly sales flyers, telemarketing, the Internet and field sales. J&L distributes a broad range of metalcutting tools, abrasives, drills, machine tool accessories, precision measuring tools, gages, hand tools and other supplies used in metalcutting operations. The majority of industrial supplies distributed by J&L are purchased from other manufacturers, although the product offering does include Kennametal-manufactured items.

FULL SERVICE SUPPLY—FSS In the FSS segment, we provide metalworking consumables and related products to medium- and large-sized manufacturers in the United States and Canada. FSS offers integrated supply programs that provide inventory management systems and just-in-time availability, and programs that focus on total cost savings. Through FSS programs, large commercially-oriented customers seeking a single source of metalcutting supplies engage us to carry out all aspects of complex metalworking supply processes, including needs assessment, cost analysis, procurement planning, supplier selection, just-in-time restocking of supplies and ongoing technical support.

INTERNATIONAL OPERATIONS Our international operations are subject to the usual risks of doing business in those countries, including foreign currency exchange fluctuations and changes in social, political and economic environments. Our principal international operations in the MSSG and AMSG segments are conducted in Western Europe, Canada, the Asia Pacific region, China, South Africa and Mexico. In addition, we have manufacturing and/or distribution in Israel and South America, and sales agents and distributors in Eastern Europe and other areas of the world. Our Western European operations are integral to our U.S. operations; however, the diversification of our overall operations tends to minimize the impact of changes in demand in any one particular geographic area on total sales and earnings.

Our international assets and sales are presented under Note 18 “Segment Data” of our consolidated financial statements set forth in Item 8 in this annual report on Form 10-K. Information pertaining to the effects of foreign exchange risk is contained under the caption “Quantitative and Qualitative Disclosure About Market Risk” in Management’s Discussion and Analysis set forth in Item 7 in this annual report on Form 10-K.

BUSINESS DEVELOPMENT The Company acquired all of the outstanding common stock of Conforma Clad Inc. for $65.9 million, including a post-closing purchase price adjustment of $1.2 million and direct acquisition costs of $0.1 million, effective March 1, 2004. We acquired Conforma Clad to expand our product and solutions offerings in the area of extreme wear environments involving corrosion, erosion and abrasion. We financed the acquisition with borrowings under our 2002 Credit Agreement. Conforma Clad’s operating results have been included in our consolidated results since March 1, 2004.

During our fiscal third quarter ended March 31, 2004, we completed the sale of the mining and construction business of Kennametal Widia India Limited, which was a part of the AMSG segment, for approximately $14.3 million, subject to a working capital adjustment. The Company received $12.3 million in net proceeds related to the sale of this business. The Company is required to satisfy certain conditions related to the property sold for it to receive the remaining $2.0 million due under the sale agreement. The Company expects to collect the remaining $2.0 million prior to March 31, 2005. In accordance with the terms of the sale agreement, the parties have agreed to submit certain differences of opinion related to the working capital adjustment to binding arbitration for resolution. The purchaser is claiming that a $1.8 million reduction of the purchase price is required. The Company believes the purchaser’s claims are without merit.

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

We market our products under various trademarks and tradenames, such as Kennametal*, the letter K combined with other identifying letters and/or numbers*, Block Style K*, Kendex*, Kenloc*, KennaMAX*, JLK*, J&L*, Kennametal Hertel*, Hertel*, KM Micro*, Widia*, Heinlein*, Widma*, Ecogrind*, Top Notch*, Erickson*, Kyon*, KM*, Drill-Fix*, Fix-Perfect*, Disston*, Chicago Latrobe*, Greenfield*, RTW*, Cleveland* and Conforma Clad*. We also sell products to customers who resell such products under the customers’ names or private labels.

* Trademark owned by Kennametal Inc. or a subsidiary of Kennametal Inc.

RAW MATERIALS AND SUPPLIES Major metallurgical raw materials consist of ore concentrates, compounds and secondary materials containing tungsten, tantalum, titanium, niobium and cobalt. Although adequate supply of these raw materials currently exists, our major sources for raw materials are located abroad and prices fluctuate at times. In the near term, raw material prices are expected to rise above the 2004 levels. The Company has entered into extended raw material pricing agreements and has planned product price increases when deemed necessary to mitigate these rising costs. For these reasons, we exercise great care in the selection, purchase and inventory availability of raw materials. We also purchase steel bars and forgings for making toolholders, high-speed steel and other tool parts, rotary cutting tools and accessories. We obtain products purchased for use in manufacturing processes and for resale from thousands of suppliers located in the United States and abroad.

RESEARCH AND DEVELOPMENT Our product development efforts focus on providing solutions to our customers’ manufacturing problems and productivity requirements. Our Achieving a Competitive Edge (ACE) Program provides discipline and focus for the product development process by establishing “gateways,” or sequential tests, during the development process to remove inefficiencies and accelerate improvements. ACE speeds and streamlines development into a series of actions and decision points, combining effort and resources to produce new and enhanced products faster. ACE assures a strong link between customer needs and corporate strategy, and enables us to gain full benefit from our investment in new product development.

Research and development expenses totaled $22.3 million, $23.6 million and $18.3 million in 2004, 2003 and 2002, respectively. Additionally, certain costs associated with improving manufacturing processes are included in cost of goods sold. We hold a number of patents which, in the aggregate, are material to the operation of our businesses.

SEASONALITY Our business is not materially affected by seasonal variations. However, to varying degrees, traditional summer vacation shutdowns of metalworking customers’ plants and holiday shutdowns often affect our sales levels during the first and second quarters of our fiscal year.

BACKLOG Our backlog of orders generally is not significant to our operations.

COMPETITION We are one of the world’s leading producers of cemented carbide products and high-speed steel tools, and maintain a strong competitive position in all major markets worldwide. We actively compete in the sale of all our products, with approximately 40 companies engaged in the cemented tungsten carbide business in the United States and many more outside the United States. Several competitors are divisions of larger corporations. In addition, several hundred fabricators and toolmakers, many of whom operate out of relatively small shops, produce tools similar to ours and buy the cemented tungsten carbide components for such tools from cemented tungsten carbide producers, including us. Major competition exists from both U.S.-based and internationally based concerns. In addition, we compete with thousands of industrial supply distributors.

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

REGULATION We are not currently party to any material legal proceedings; however, we are periodically subject to legal proceedings and claims that arise in the ordinary course of our business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of the Company, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, or if protracted litigation were to ensue, the impact could be material to the Company.

Compliance with government laws and regulations pertaining to the discharge of materials or pollutants into the environment or otherwise relating to the protection of the environment did not have a material effect on our capital expenditures or competitive position for the years covered by this report, nor is such compliance expected to have a material effect in the future.

We are involved in various environmental cleanup and remediation activities at several of our manufacturing facilities. In addition, we are currently named as a potentially responsible party (PRP) at the Li Tungsten Superfund site in Glen Cove, New York. In December 1999, we recorded a remediation reserve of $3.0 million with respect to our involvement in these matters, which was recorded as a component of operating expense. This represents our best estimate of the undiscounted future obligation based on our evaluations and discussions with outside counsel and independent consultants, and the current facts and circumstances related to these matters. We recorded this liability because certain events occurred, including the identification of other PRPs, an assessment of potential remediation solutions, and direction from the government for the remedial action plan, that clarified our level of involvement in these matters and our relationship to other PRPs. This led us to conclude that it was probable that a liability had been incurred. At June 30, 2004, we had an accrual of $2.8 million recorded relative to this environmental issue.

In addition to the amount currently reserved, we may be subject to loss contingencies related to these matters estimated to be up to an additional $3.0 million. We believe that such undiscounted unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. The reserved and unreserved liabilities for all environmental concerns could change substantially in the near term due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs, and the involvement of and direction taken by the government on these matters.

Additionally, we also maintain reserves for other potential environmental issues associated with our domestic operations and a location operated by our German subsidiary. At June 30, 2004, the total of these accruals was $1.0 million and represents anticipated costs associated with the remediation of these issues. Cash payments of $0.3 million were made against this reserve during 2004.

During the due diligence phase of the Widia acquisition, we identified certain environmental exposures with Widia manufacturing locations in Europe and India. The purchase price paid reflected our estimate of this exposure. As a result of the Widia acquisition, we established an environmental reserve of $6.2 million in 2003, which was consistent with our expectations determined during the due diligence phase. This reserve is used for environmental cleanup and remediation activities at several Widia manufacturing locations. This liability represents our estimate of the future obligation based on our evaluations and discussions with independent consultants and the current facts and circumstances related to these matters. At June 30, 2004, we had an accrual of $5.5 million recorded relative to these environmental exposures. Cash payments of $0.9 million were made against this reserve during 2004.

We maintain a Corporate Environmental, Health and Safety (EH&S) Department, as well as an EH&S Policy Committee, to ensure compliance with environmental regulations and to monitor and oversee remediation activities. In addition, we have established an EH&S administrator at all our global manufacturing facilities. Our financial management team periodically meets with members of the Corporate EH&S Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly basis, we establish or adjust financial provisions and reserves for environmental contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.”

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

EMPLOYEES We employed approximately 13,700 persons at June 30, 2004, of which approximately 7,000 were located in the United States and 6,700 in other parts of the world, principally Europe and Asia Pacific. At June 30, 2004, approximately 3,400 of the above employees were represented by labor unions. We consider our labor relations to be generally good.

Incorporated by reference into this Part I is the information set forth in Part III, Item 10 under the caption “Officers of the Registrant” (included herein pursuant to Item 401 (b) of Regulation S-K).

AVAILABLE INFORMATION Our Internet address is www.kennametal.com. On our Investor Relations page on our Web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations Web page, which also includes Forms 3, 4 and 5 filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, are available to be viewed on this page free of charge. On our Corporate Governance page of our Web site, we post the following charters and guidelines: Audit Committee Charter, Compensation Committee Charter, Nominating/Corporate Governance Committee Charter, Kennametal Inc. Corporate Governance Guidelines and Code of Business Ethics and Conduct. All such charters and guidelines on our Corporate Governance Web page are available to be viewed on this page free of charge. Information contained on our Web site is not part of this annual report on Form 10-K or our other filings with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events or otherwise. A copy of this annual report on Form 10-K and those items disclosed on our Corporate Governance Web page are available without charge upon written request to: Investor Relations, Beth Riley, Kennametal Inc., 1600 Technology Way, P.O. Box 231, Latrobe, Pennsylvania, 15650-0231.

ITEM 2 - PROPERTIES

Our principal executive offices are located at 1600 Technology Way, P.O. Box 231, Latrobe, Pennsylvania, 15650.

A summary of our principal owned and leased manufacturing facilities is as follows:

Location	Owned/Leased	Principal Products	Segment *
United States:
Bentonville, Arkansas	Owned	Carbide Round Tools	MSSG/AMSG
Rogers, Arkansas	Owned	Carbide Products	AMSG
Monrovia, California	Leased	Boring Bars	MSSG
Placentia, California	Leased	Wear Parts	AMSG
Evans, Georgia	Owned	High-Speed Steel Drills	MSSG
Elk Grove Village, Illinois	Leased	Fixed Limited Gages	MSSG
Rockford, Illinois	Owned	Indexable Tooling	MSSG
New Albany, Indiana	Leased	High Wear Coating for Steel Parts	AMSG
Greenfield, Massachusetts	Owned	High-Speed Steel Taps	MSSG
South Deerfield, Massachusetts	Leased	High-Speed Steel Drills and Saw Blades	MSSG
Traverse City, Michigan	Owned	Wear Parts	AMSG
Troy, Michigan	Leased	Metalworking Toolholders	MSSG
Fallon, Nevada	Owned	Metallurgical Powders	MSSG/AMSG
Asheboro, North Carolina	Owned	High-Speed Steel and Carbide Round Tools	MSSG
Henderson, North Carolina	Owned	Metallurgical Powders	MSSG
Roanoke Rapids, North Carolina	Owned	Metalworking Inserts	MSSG
Orwell, Ohio	Owned	Metalworking Inserts	MSSG
Solon, Ohio	Owned	Metalworking Toolholders	MSSG
Bedford, Pennsylvania	Owned/Leased	Mining and Construction Tools and Wear Parts	AMSG
Irwin, Pennsylvania	Owned	Carbide Wear Parts	AMSG
Latrobe, Pennsylvania	Owned	Metallurgical Powders, Wear Parts, and Carbide Drills	MSSG/AMSG
Clemson, South Carolina	Owned	High-Speed Steel Drills	MSSG
Johnson City, Tennessee	Owned	Metalworking Inserts	MSSG
Whitehouse, Tennessee	Leased	Fixed Limited Gages	MSSG
Lyndonville, Vermont	Owned	High-Speed Steel Taps	MSSG
Chilhowie, Virginia	Owned	Mining and Construction Tools and Wear Parts	AMSG
New Market, Virginia	Owned	Metalworking Toolholders	MSSG

International:
Mississauga, Canada	Leased	Saw Blades and Special Tools	MSSG
Victoria, Canada	Owned	Wear Parts	AMSG
Pudong, China	Owned	Metalworking Inserts and Circuit Board Drills	MSSG/AMSG
Xuzhou, China	Owned	Mining Tools	AMSG
Bodmin, England	Owned	Circuit Board Drills and Routers	AMSG
Kingswinford, England	Leased	Metalworking Toolholders	MSSG
Sheffield, England	Leased	High-Speed Steel Drills	MSSG
Bordeaux, France	Leased	Metalworking Cutting Tools	MSSG
Boutheon Cedex, France	Owned	Metalworking Inserts	MSSG
Ebermannstadt, Germany	Owned	Metalworking Inserts	MSSG
Essen, Germany	Owned	Metallurgical Powders and Wear Parts	MSSG
Koenigsee, Germany	Leased	Carbide and High-Speed Steel Drills	MSSG
Lichtenau, Germany	Owned	Metalworking Toolholders	MSSG
Lorch, Germany	Leased	Circuit Board Drills	AMSG
Mistelgau, Germany	Owned	Metallurgical Powders, Metalworking Inserts and Wear Parts	MSSG/AMSG
Nabburg, Germany	Owned	Metalworking Toolholders	MSSG
Nabburg – Ruebig, Germany	Owned	Metalworking Round Tools, Drills and Mills	MSSG
Vohenstrauss, Germany	Owned	Metalworking Carbide Drills	MSSG
Bangalore, India	Owned	Metalworking Inserts and Toolholders and Wear Parts	MSSG/AMSG
Shlomi, Israel	Owned	High-Speed Steel and Carbide Round Tools	MSSG
Milan, Italy	Owned	Metalworking Cutting Tools	MSSG
Pachuca, Mexico	Owned	High-Speed Steel Drills	MSSG

Location	Owned/Leased	Principal Products	Segment *
Arnhem, Netherlands	Owned	Wear Products	AMSG
Hardenberg, Netherlands	Owned	Wear Products	AMSG
Boksburg, South Africa	Leased	Mining and Construction Tools	AMSG
Vitoria, Spain	Leased	Metalworking Carbide Round Tools	MSSG

*	MSSG – Metalworking Solutions and Services Group
AMSG – Advanced Materials Solutions Group

We also have a network of warehouses and customer service centers located throughout North America, Western Europe, India, Asia, South America and Australia, a significant portion of which are leased. The majority of our research and development efforts are conducted in a corporate technology center located adjacent to the world headquarters in Latrobe, Pennsylvania, and in Rogers, Arkansas; Furth, Germany and Essen, Germany.

We use all significant properties in the business of powder metallurgy, tools, tooling systems and industrial supply. Our production capacity is adequate for our present needs. We believe that our properties have been adequately maintained, generally are in good condition and are suitable for our business as presently conducted.

ITEM 3 - LEGAL PROCEEDINGS

This information is set forth in Part I herein under the caption “Regulation.” Other than noted therein, there are no material pending legal proceedings, other than litigation incidental to the ordinary course of business, to which Kennametal or any of our subsidiaries is a party or of which any of our property is the subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2004, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

Part II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREOWNER MATTERS, AND PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (symbol KMT). The number of shareowners of record as of August 31, 2004 was 3,048. Stock price ranges and dividends declared and paid were as follows:

Quarter ended	Sep. 30	Dec. 31	Mar. 31	Jun. 30
FISCAL 2004
High	$40.46	$40.92	$44.37	$46.20
Low	32.85	36.60	38.28	40.24
Dividends	0.17	0.17	0.17	0.17

FISCAL 2003
High	$36.80	$36.15	$35.56	$35.50
Low	27.73	28.75	27.10	27.75
Dividends	0.17	0.17	0.17	0.17

ITEM 6 - SELECTED FINANCIAL DATA

(in thousands, except per share data)		2004	2003	2002
OPERATING RESULTS
Sales	(1)	$1,971,441	$1,758,957	$1,583,742
Cost of goods sold	(1)	1,318,074	1,190,053	1,072,918
Operating expense	(1)	512,621	464,861	389,396
Interest expense		25,884	36,166	32,627
Restructuring, asset impairment and other charges	(2)	3,670	31,954	27,307
Income taxes		35,500	14,300	18,900
Accounting changes, net of tax	(3)	—	—	250,406
Net income (loss)		73,578	18,130	(211,908)

FINANCIAL POSITION
Working capital		$307,563	$437,344	$375,284
Inventories		388,077	389,613	345,076
Property, plant and equipment, net		484,475	489,828	435,116
Total assets		1,938,663	1,822,548	1,523,611
Long-term debt, including capital leases		313,400	514,842	387,887
Total debt, including capital leases and notes payable		440,207	525,687	411,367
Total shareowners’ equity	(4)	887,152	721,577	713,962

PER SHARE DATA
Basic earnings (loss) before cumulative effect of change in accounting principles		$2.06	$0.52	$1.24
Cumulative effect of change in accounting principles		—	—	(8.04)

Basic earnings (loss)		2.06	0.52	(6.80)

Diluted earnings (loss) before cumulative effect of change in accounting principles		2.02	0.51	1.22
Cumulative effect of change in accounting principles		—	—	(7.92)

Diluted earnings (loss)		2.02	0.51	(6.70)

Dividends		0.68	0.68	0.68
Book value (at June 30)		24.22	20.34	20.51
Market price (at June 30)		45.80	33.84	36.60

OTHER DATA
Capital expenditures		$56,962	$49,413	$44,040
Number of employees (at June 30)		13,700	13,970	11,660
Average sales per employee	(1)	144	$131	$131
Basic weighted average shares outstanding	(4)	35,704	35,202	31,169
Diluted weighted average shares outstanding	(4)	36,473	35,479	31,627

KEY RATIOS
Sales growth	(1)	12.1%	11.1%	(12.4)%
Gross profit margin	(1)	33.1	32.3	32.3
Operating profit margin	(1)	6.8	3.9	5.8

Selected Financial Data (continued)

		2001	2000
OPERATING RESULTS
Sales	(1)	$1,807,896	$1,866,578
Cost of goods sold	(1)	1,192,176	1,228,685
Operating expense	(1)	425,641	434,136
Interest expense		50,381	55,079
Restructuring, asset impairment and other charges	(2)	9,545	18,526
Income taxes		37,300	43,700
Accounting changes, net of tax	(3)	599	—
Net income (loss)		53,288	51,710

FINANCIAL POSITION
Working capital		$386,711	$397,403
Inventories		373,221	410,885
Property, plant and equipment, net		472,874	498,784
Total assets		1,825,442	1,941,121
Long-term debt, including capital leases		582,585	637,686
Total debt, including capital leases and notes payable		607,115	699,242
Total shareowners’ equity	(4)	796,769	780,254

PER SHARE DATA
Basic earnings (loss) before cumulative effect of change in accounting principles		$1.76	$1.71
Cumulative effect of change in accounting principles		(0.02)	—

Basic earnings (loss)		1.74	1.71

Diluted earnings (loss) before cumulative effect of change in accounting principles		$1.75	1.70
Cumulative effect of change in accounting principles		(0.02)	—

Diluted earnings (loss)		1.73	1.70

Dividends		0.68	0.68
Book value (at June 30)		25.84	25.56
Market price (at June 30)		36.90	21.44

OTHER DATA
Capital expenditures		$59,929	$50,663
Number of employees (at June 30)		12,570	13,210
Average sales per employee	(1)	$139	$140
Basic weighted average shares outstanding	(4)	30,560	30,263
Diluted weighted average shares outstanding	(4)	30,749	30,364

KEY RATIOS
Sales growth	(1)	(3.1)%	(2.5)%
Gross profit margin	(1)	34.1	34.2
Operating profit margin	(1)	8.7	8.5

Notes

(1)	Amounts and percentages for 2000, 1999, 1998 and 1997 were adjusted to reclassify shipping and handling fees to net sales and shipping and handling costs to cost of goods sold as required by Emerging Issues Task Force 00-10, “Accounting for Shipping and Handling Fees and Costs.” It was not practicable to restate periods prior to 1997.

(2)	In 2004, restructuring, asset impairment and other charges related primarily to the Kennametal Integration Restructuring Program and the 2003 Facility Consolidation Program.

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

In 2000, restructuring, asset impairment and other charges were associated with strategic alternatives and operational improvement programs.

In 1999, restructuring, asset impairment and other charges were associated with charges related to operational improvement programs.

In 1996, restructuring, asset impairment and other charges were related to the relocation of the North America Metalworking Headquarters from Raleigh, North Carolina to Latrobe, Pennsylvania and to close a manufacturing facility.

In 1994, restructuring, asset impairment and other charges included integration costs associated with the acquisition of Hertel AG in 1994.

(3)	Accounting changes in 2002 reflect the non-cash charge related to goodwill impairment recorded as a result of the adoption of SFAS No. 142. In 2001, this charge reflects the change in the method of accounting for derivative financial instruments (SFAS No. 133) and in 1994, the changes in the methods of accounting for postretirement health care and life insurance benefits (SFAS No. 106) and income taxes (SFAS No. 109) are reflected.

(4)	In 2002 and 1998, we issued 3.5 million and 3.45 million shares of capital stock for net proceeds of $120.6 million and $171.4 million, respectively.

1999	1998	1997	1996	1995	1994
$1,914,961	$1,687,516	$1,160,452	$1,079,963	$983,873	$802,513
1,272,090	1,057,089	713,182	625,473	560,867	472,533
455,903	419,182	317,315	328,377	293,868	263,300
68,594	59,536	10,393	11,296	12,793	13,811
13,937	—	—	2,666	—	24,749
32,900	53,900	44,900	43,900	45,000	15,500
—	—	—	—	—	15,003
39,116	71,197	72,032	69,732	68,294	(4,088)
$373,582	$447,992	$175,877	$217,651	$184,072	$130,777
434,462	436,472	210,111	204,934	200,680	158,179
539,800	525,927	300,386	267,107	260,342	243,098
2,000,480	2,091,520	851,243	799,491	781,609	697,532
717,852	840,932	40,445	56,059	78,700	90,178
861,291	967,667	174,464	131,151	149,730	147,295
745,131	735,460	459,608	438,949	391,885	322,836
$1.31	$2.61	$2.71	$2.62	$2.58	$0.45
—	—	—	—	—	(0.62)
1.31	2.61	2.71	2.62	2.58	(0.17)
1.31	2.58	2.69	2.60	2.56	0.45
—	—	—	—	—	(0.62)
1.31	2.58	2.69	2.60	2.56	(0.17)
0.68	0.68	0.66	0.60	0.60	0.58
24.78	24.66	17.61	16.44	14.75	12.25
31.00	41.75	43.00	34.00	34.50	24.63
$94,993	$104,774	$73,779	$57,556	$43,371	$27,313
13,640	14,380	7,550	7,260	7,030	6,600
$137	$153	$159	$152	$146	$125
29,917	27,263	26,575	26,635	26,486	24,304
29,960	27,567	26,786	26,825	26,640	24,449
13.5%	45.4%	7.5%	9.8%	22.6%	34.1%
33.6	37.4	38.5	42.1	43.0	41.1
7.7	11.6	10.9	11.3	12.9	4.7

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS The following discussion should be read in connection with the consolidated financial statements of Kennametal Inc. and the related footnotes. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. Additionally, when used in this annual report on Form 10-K, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

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

EXECUTIVE OVERVIEW In 2004, diluted earnings per share was $2.02, an increase of $1.51 from 2003 diluted earnings per share of $0.51. Earnings growth developed in the second half of 2004 due to the introduction of new products, increased market share and economic recovery in the manufacturing sector in North America. The European markets were challenged in 2004 due to a sluggish economy. Gross margin benefited from the introduction of new products, continued cost reduction from our Lean program, improved capacity utilization, the change in depreciable lives of fixed assets and favorable currency exchange effects.

Metalworking Solutions and Services Group (MSSG) delivered strong growth in 2004. External sales increased $111.7 million, or 10.3 percent, to $1,198.5 million in 2004 from $1,086.8 million in 2003. The business benefited from a market recovery in North America and stronger markets in India, China and South America. Enhanced marketing efforts and the introduction of new products added to the increase in sales.

Advanced Materials Solutions Group (AMSG) performed strongly in 2004. External sales grew $65.8 million, or 18.6 percent, to $419.1 million in 2004 from $353.3 million in 2003. Mining and construction products sales were a major contributor to AMSG’s performance due to new products and penetration in new markets in 2004. These results were achieved despite continued uncertainty in U.S. highway funding and stagnant markets in Europe and other key global mining economies.

J&L Industrial Supplies’ (J&L) external sales increased $22.1 million, or 11.3 percent, to $218.3 million in 2004 from $196.2 million in 2003. This increase in sales was benefited by J&L’s use of multiple channels to sell products.

Full Service Supply (FSS) experienced external sales growth of $12.9 million, or 10.5 percent, to $135.6 million in 2004 from $122.7 million in 2003. Contributing to this increase in sales was the addition of new customer programs in 2004.

SALES Sales of $1,971.4 million in 2004 increased 12.1 percent, versus $1,759.0 million in 2003. The increase in sales is primarily attributed to organic sales growth of $92.0 million, favorable foreign currency effects of $83.8 million and incremental sales due to acquisitions of $40.0 million. The increase in organic sales is partly due to the economic recovery of the North American markets, which benefited the manufacturing sector. In addition, India, China and South America proved to be stronger markets in 2004. The introduction of a number of new products by MSSG and AMSG also added to the increase in organic sales for 2004.

Sales of $1,759.0 million in 2003 increased 11.1 percent, versus $1,583.7 million in 2002. The increase in sales was attributed to $163.9 million from the Widia acquisition in 2003 and favorable foreign currency effects of $68.9 million. Additionally, MSSG South America sales increased $8.3 million and industrial product sales increased $10.6 million due to market share gains made in the high-speed steel business. This was offset by the sale of Strong Tool, which comprised $25.9 million of 2002 revenue. The significant components of the remaining change were attributed to declines in sales in MSSG North America of $10.0 million, MSSG Europe of $5.5 million, energy of $8.5 million, J&L of $6.0 million and FSS of $32.6 million. The decline in sales in North America and Europe was due to overall weak market conditions that were experienced throughout 2003. The decline in FSS sales was due to the loss of sales associated with the discontinuance of certain customer relationships.

GROSS PROFIT Gross profit increased $84.5 million to $653.4 million in 2004 from $568.9 million in 2003. The improvement is primarily attributed to the effect of increased sales volume, which positively impacted gross profit by $47.6 million, favorable foreign currency effects of $40.9 million, and $7.3 million due to improved production efficiencies. In addition, gross margins improved by $17.4 million as a result of a previously announced change in the estimated useful lives of existing Kennametal machinery and equipment, partially reduced by increased depreciation related to Widia fixed assets. These benefits were partially offset by $15.8 million in pricing pressures and unfavorable product mix shifts and $13.9 million in higher raw material costs.

The gross profit margin for 2004 increased 80 basis points to 33.1 percent from 32.3 percent in 2003. The gross profit margin benefited 0.6 percent from favorable foreign currency effects and 1.7 percent from efficiency initiatives, cost reductions and increased capacity utilization. These benefits were partially offset by pricing pressures and unfavorable product mix shifts of 0.7 percent and higher raw material costs of 0.7 percent.

In 2003, our gross profit increased to $568.9 million from $510.8 million in 2002. The gross profit was negatively impacted by lower Widia margins, which decreased gross profit by $5.5 million, a decrease in domestic pension income of $4.2 million, unfavorable product mix and pricing pressures. This was offset by a positive benefit from foreign exchange of $31.6 million, favorable raw material prices and lean manufacturing efficiencies. The 2003 gross profit includes charges associated with the Widia integration of $2.2 million. The 2002 gross profit includes inventory abandonment charges of $2.7 million associated with facility closures in 2002.

The gross profit margin for 2003 remained flat at 32.3 percent as compared to 2002. The gross margin benefited 0.5 percent from favorable foreign currency effects and 0.4 percent from lean manufacturing efficiencies. These benefits were partially offset by the effect of lower Widia margins of 0.2 percent, and unfavorable product mix and pricing pressures of 0.4 percent.

OPERATING EXPENSE Operating expense in 2004 was $512.6 million, an increase of $47.7 million, or 10.3 percent, compared to $464.9 million in 2003. The increase in operating expense is primarily attributed to $23.3 million of unfavorable foreign currency effects, $14.2 million of increased employee benefit costs, a $2.8 million charge associated with the reorganization of our global marketing function and a charge of $1.8 million related to a receivable from a previous divestiture of a business.

Operating expense of $464.9 million in 2003 was $75.5 million or 19.4 percent higher than the 2002 operating expense of $389.4 million. The increase in operating expenses was associated with the Widia acquisition, $20.1 million of unfavorable foreign currency effects, a decrease in domestic pension income of $4.5 million, and reinstatement of salary increases and the company match on 401(k) contributions. These amounts were offset, in part, by the Strong Tool divestiture, which comprised $5.1 million of the 2002 operating expense. Operating expenses included charges of $5.5 million in 2003 related to the Widia integration.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGES In 2004, the Company did not initiate any new restructuring programs or incur any asset impairment charges. The restructuring expense recorded in 2004 relates to programs previously initiated.

Impairment In June 2003, we completed an assessment of the carrying value of certain long-lived assets in the Electronics business. As a result of this assessment, we recorded a pretax charge of $16.1 million as a component of restructuring and asset impairment charges. The charge was a result of price declines caused by persistent global over capacity and low-cost Asia competition. The fixed asset impairment charge reduced the book value of Electronics’ assets to $2.6 million at June 30, 2003.

2003 Facility Consolidation Program In June 2003, we approved a facility consolidation program, resulting in a total restructuring charge of $2.0 million: $0.3 million recorded in 2004 and $1.7 million recorded in 2003. The plan included the closure of two regional operating centers and the Framingham manufacturing facility and a workforce reduction. In conjunction with the program, we recorded an asset write-down in 2003 related to fixed assets that will be disposed of as a result of the restructuring program. All actions pertain to the MSSG segment. All costs associated with the restructuring program are completed, except certain lease costs which extend to 2005. Total cash expenditures related to the program were $1.4 million during 2004.

2003 Workforce Restructuring Program In October 2002, we announced a global salaried workforce reduction of approximately 5 percent. The program resulted in $2.8 million of charges for the MSSG segment, $2.6 million for AMSG, $1.3 million for J&L, $0.1 million for FSS and $1.2 million for Corporate, all recorded in 2003. Cash expenditures relating to the program of $1.6 million and $6.1 million were made during 2004 and 2003, respectively. All remaining cash payments are expected to be completed by September 30, 2004.

Widia Integration We implemented two Widia acquisition-related integration programs (Kennametal Integration Restructuring Program and the Widia Integration Plan), which together resulted in a global headcount reduction of approximately 760 positions (385 in Europe and 375 in India) during 2003. We completed the integration plan in Europe and India and closed six sales offices, three manufacturing facilities, and closed or consolidated four warehouses. All costs associated with the integration have been incurred, and the remaining cash payments for certain lease and severance costs have extended into 2005.

Kennametal Integration Restructuring Program This program includes employee severance costs associated with existing Kennametal facilities and resulted in total restructuring charges of $10.5 million: $3.5 million in 2004 and $7.0 million in 2003. Cash expenditures related to this program of $6.7 million and $3.3 million were made during 2004 and 2003, respectively.

Widia Integration Plan In connection with the acquisition, we established a Widia integration plan to develop centers of excellence in functional areas and enable long-term growth and competitive advantages. Costs incurred under this plan were accounted for under EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” As a result, these costs were recorded as part of the Widia purchase price allocation. Total adjustments to goodwill of $31.6 million were recorded, $5.7 million in 2004 and $25.9 million in 2003. Cash expenditures related to this program of $13.1 million and $9.1 million were made during 2004 and 2003, respectively.

Widia Restructuring In connection with our acquisition of Widia, we assumed $2.4 million of restructuring accruals related to restructuring programs initiated by Widia prior to the acquisition date. These programs, initiated in December 2001, related to the severance of 156 European employees in both production and administration. During 2004, we completed the restructuring and made cash payments of $0.2 million. Total cash payments made during the period since the acquisition were $2.4 million.

2002 AMSG and MSSG Restructuring In November 2001, we announced a restructuring program whereby we recognized charges of $17.3 million. This was done in response to continued steep declines in the end market demand in the Electronics and Industrial Products Group businesses. All initiatives under this program have been implemented and completed.

These costs are related to the closing and consolidation of the AMSG electronics facility in Chicago, Illinois, and MSSG Industrial Products Group’s Pine Bluff, Arkansas and Monticello, Indiana locations, the production of a particular line of products in Rogers, Arkansas and several customer service centers. As a result, we recorded restructuring charges of $14.8 million during 2002 related to exit costs associated with these actions, including severance for substantially all 337 employees at the closed facilities. We also recorded a charge of $2.5 million related to severance for 84 individuals, primarily in the MSSG segment.

2002 and 2001 J&L and FSS Business Improvement Programs In 2002, we continued our J&L and FSS business improvement programs initiated in 2001. In the J&L segment during 2002, we recorded restructuring and asset impairment charges of $5.3 million related to the write-down of a portion of the value of a business system, $2.5 million for severance for 81 individuals and $1.7 million related to the closure of 10 satellites and two call centers. In the FSS segment for 2002, we recorded restructuring charges of $0.7 million for severance related to 34 individuals. Total charges related to this plan were $19 million. During the third quarter of 2003, we completed the 2001 J&L and FSS Business Improvement Programs and incurred cash payments of $1.2 million and $3.2 million related to the programs in 2003 and 2002, respectively.

AMORTIZATION OF INTANGIBLES Amortization expense decreased $2.0 million to $2.2 million in 2004 from $4.2 million in 2003. The decrease is primarily attributable to a $1.2 million decrease for certain non-compete agreements being fully amortized in 2003.

Amortization expense was $4.2 million in 2003 compared with $2.8 million in 2002. The increase in amortization expense of $1.4 million was attributed to the Widia acquisition, which was completed on August 30, 2002.

INTEREST EXPENSE Interest expense was $25.9 million in 2004 compared with $36.2 million in 2003. The decrease in interest expense is due to total debt, including capital leases and notes payable, declining from $525.7 million at June 30, 2003 to $440.2 million at June 30, 2004, and lower average borrowing rates. The weighted average domestic borrowing rate decreased from 5.2 percent in 2003 to 4.3 percent in 2004. In addition, the portion of our debt subject to variable rates of interest decreased from 69 percent at June 30, 2003 to 60 percent at June 30, 2004.

Interest expense was $36.2 million in 2003 compared with $32.6 million in 2002. This increase in interest expense was due to the greater average level of borrowings to fund the Widia acquisition. Total debt, including capital leases and notes payable, increased from $411.4 million in 2002 to $525.7 million in 2003. Our weighted average domestic borrowing rate was 5.2 percent in 2003 compared to 4.9 percent in 2002. The increase in average borrowing rate was a result of the issuance of Senior Unsecured Notes and the related interest rate swaps. Interest expense for 2003 and 2002 included $0.5 million and $0.3 million, respectively, related to the write-down of the remaining deferred financing fees. The write-down of financing fees in 2003 was a result of our decision to reduce the size of our 2002 Credit Agreement from $650 million to $500 million. The write-down in 2002 related to deferred financing fees from the Bank Credit Agreement entered into in 1998 (Bank Credit Agreement) that was replaced in June 2002 with the 2002 Credit Agreement.

OTHER (INCOME) EXPENSE, NET In 2004, other income, net decreased by $0.8 million to $1.7 million compared to $2.5 million in 2003. The decrease is primarily attributable to increases in foreign exchange losses of $3.7 million and decreases in interest income of $1.4 million offset by a $4.4 million pretax gain related to the sale of our investment in Toshiba Tungaloy. Other income, net for 2004 and 2003 included fees of $1.7 million and $1.9 million, respectively, related to the accounts receivable securitization program.

In 2003, other income, net increased by $2.2 million to $2.5 million compared with $0.3 million in 2002. The 2002 income of $0.3 million includes the negative impact of the loss on divestiture of Strong Tool of $3.5 million. Included in other income, net for 2003 were $1.9 million in fees associated with the accounts receivable securitization program, which decreased $0.6 million from the $2.5 million recorded in 2002. The decline in accounts receivable securitization fees was attributable to lower interest rates in the commercial paper market. Additionally, interest income increased from $1.5 million in 2002 to $2.8 million in 2003. The benefits associated with the securitization program and increased interest income were offset by foreign exchange losses, which increased $2.8 million during the year from income of $1.8 million in 2002 to expense of $1.0 million in 2003.

INCOME TAXES The effective tax rate for 2004 was 32.1 percent compared to an effective rate of 41.7 percent for 2003. The decrease in the effective rate from 2004 to 2003 is due to the impact of the impairment charge for our electronics unit recorded in 2003, lesser increases in the valuation allowances and changes in tax contingency reserves in 2004 versus 2003. Our effective tax rate differs from the statutory rate due to international tax planning initiatives which resulted in a favorable impact to the effective tax rate.

In December 2003, the German parliament adopted a substantial part of the government’s 2004 tax package. The major provisions of this tax law change are effective for Kennametal’s fiscal 2005. The law changes did not have a material impact on the Company’s global effective tax rate for 2004. These changes, without any action by the Company, would have a material future impact on the Company’s global effective tax rate.

The Company is currently evaluating a business strategy related to our international operations that, if executed, is expected to partially mitigate the effect of the tax law change. Execution of this business strategy may result in a release of valuation allowances in 2005 related to certain German net operating losses. The potential valuation allowance release could be in excess of $20.0 million, of which approximately $17.0 million would be allocated to goodwill and the remainder allocated to income tax expense in 2005. There is no guarantee that this business strategy will be completely effective, if implemented.

The effective tax rate for 2003 was 41.7 percent compared to an effective rate of 32.0 percent for 2002. The 2003 effective rate included an 11.7 percentage point negative impact related to the impairment charge for our electronics business unit. Partially offsetting this was a 9.7 percentage point favorable impact related to the utilization of capital losses that were previously reserved. Also included in our effective rate was the net impact of our European tax planning initiatives offset by losses from our foreign subsidiaries for which no tax benefit has been provided.

CHANGES IN ACCOUNTING PRINCIPLES We adopted SFAS No. 142, effective July 1, 2001, which established new accounting and reporting requirements for goodwill and other intangible assets, including new measurement techniques for evaluating the recoverability of such assets. Under SFAS No. 142, all goodwill amortization ceased effective July 1, 2001. Material amounts of recorded goodwill attributable to each of our reporting units in 2002 were tested for impairment by comparing the fair value of each reporting unit with its carrying value. As a result of the adoption of this rule, we recorded a non-cash pretax charge of $252.8 million — $82.1 million and $170.7 million specific to the AMSG and MSSG segments, respectively. The fair values of these reporting units were determined using a combination of discounted cash flow analysis and market multiples based upon historical and projected financial information. Under SFAS No. 142, the impairment adjustment recognized at adoption of this standard was reflected as a cumulative effect of a change in accounting principle, effective July 1, 2001.

NET INCOME We reported net income of $73.6 million for 2004 compared to $18.1 million for 2003. The increase is primarily attributable to organic sales growth, cost containment, a decrease in restructuring cost, favorable foreign currency translation effects, a decrease in interest expense and the Widia acquisition, which included efficiencies derived from the integration with Kennametal operations. These improvements were offset, in part, by increased pricing pressure and unfavorable product mix shifts, higher raw material costs and increased employee benefit costs in 2004.

We reported net income of $18.1 million for 2003 compared with net loss of $211.9 million in 2002. Net income in 2003 included a $15.3 million after-tax charge associated with the Electronics impairment. The net loss reported in 2002 was due largely to the goodwill impairment charge, which was $250.4 million. The increase in net income in 2003 was due to a reduction in impairment charges from $250.4 million in 2002 to $15.3 million in 2003, offset by an increase in operating expense related to the Widia integration and a $3.5 million increase in interest expense.

BUSINESS SEGMENT REVIEW Our operations are organized into four global business units consisting of MSSG, AMSG, J&L and FSS, and Corporate. The presentation of segment information reflects the manner in which we organize segments for making operating decisions and assessing performance.

METALWORKING SOLUTIONS & SERVICES GROUP In the MSSG segment, we provide consumable metalcutting tools and tooling systems to manufacturing companies in a wide range of industries throughout the world. Metalcutting operations include turning, boring, threading, grooving, milling and drilling. Our tooling systems consist of a steel toolholder and a cutting tool such as an indexable insert or drill made from cemented tungsten carbides, high-speed steel or other hard materials. Other cutting tools include end mills, reamers and taps. We provide solutions to our customers’ metalcutting needs through engineering services aimed at improving their competitiveness. We also manufacture cutting tools, drill bits, saw blades and other tools for the consumer market which are marketed under private label and other proprietary brands.

(in thousands)	2004	2003	2002
External sales	$1,198,505	$1,086,831	$889,544
Intersegment sales	124,994	109,790	118,968
Operating income	126,657	88,213	96,581

MSSG external sales increased by $111.7 million, or 10.3 percent, from 2003. The increase is primarily attributable to significant sales growth of $67.3 million in the second half of 2004 and $69.7 million of favorable foreign currency effects. The business leveraged the market recovery in North America and capitalized on stronger markets in India, China, and South America due to innovative marketing and new products. In MSSG North America, external sales increased $20.2 million compared to the prior year due primarily to organic sales growth and favorable foreign currency effects of $4.6 million. MSSG Europe external sales increased $46.2 million due to favorable foreign currency effects of $56.3 million partially offset by the overall weakness of the European markets in the automotive and heavy engineering sectors. Asia Pacific and India experienced external sales growth of 26.8 percent and 59.9 percent, respectively, attributed to strength across most industrial sectors and favorable foreign currency effects. South America also experienced external sales growth of 46.0 percent due to favorable economic conditions, market share growth and foreign currency effects.

Operating income increased by $38.4 million, or 43.6 percent, from 2003. Operating margin was 9.6 percent and 7.4 percent for 2004 and 2003, respectively. Operating margin for the second half of 2004 was 11.3 percent. The increase in operating margin is due to the market leverage discussed above. The increase in operating income is attributable to sales growth discussed above, a reduction in restructuring and integration costs of $9.0 million, the accretive effect of the Widia Integration Program, reduced depreciation expense resulting from the extension of useful lives of $14.3 million, and favorable foreign currency effects. These were offset by an increase in raw material costs, pricing pressure, unfavorable product mix shifts, a $1.8 million charge associated with the reorganization of our global marketing function, and higher benefit costs.

In 2003, external sales increased by $197.3 million, or 22.2 percent, from 2002. The increase in MSSG external sales was primarily related to the acquisition of Widia, which increased sales by $135.9 million, and favorable foreign exchange effects of $57.3 million. The other significant components that affected the MSSG segment included North America, which had a decrease in external sales of $10.0 million, and Europe, which had a $5.5 million decrease, offset by an $8.3 million increase in South America, and industrial products, which had a $10.6 million increase in sales.

In 2003, operating income declined from $96.6 million in 2002 to $88.2 million, representing a decrease of $8.4 million or 8.7 percent. The decrease in operating income was directly related to the dilutive effect of the Widia margins, which decreased margins by $5.5 million, and unfavorable product mix and pricing pressures. Included in operating income was $9.1 million and $10.2 million of restructuring costs for 2003 and 2002, respectively. The 2003 restructuring expense pertains to the 2003 Workforce Restructuring Program and 2003 Facility Consolidation Program. The restructuring expense declined due to the completion of the 2002 AMSG and MSSG Restructuring Program. This reduction was offset, in part, by $6.5 million of Widia integration costs.

ADVANCED MATERIALS SOLUTIONS GROUP This segment’s principal business is the production and sale of cemented tungsten carbide products used in mining, highway construction and engineered applications including circuit board drills, oil and gas exploration inserts and other similar applications. These products have technical commonality to our core metalworking products. We also sell metallurgical powders to manufacturers of cemented tungsten carbide products. In addition, we provide application-specific component design services and on-site application support services.

(in thousands)	2004	2003	2002
External sales	$419,073	$353,262	$312,780
Intersegment sales	34,579	29,137	24,167
Operating income	53,168	19,762	27,523

In 2004, AMSG external sales increased by $65.8 million, or 18.6 percent, from $353.3 million in 2003 to $419.1 million. The increase in external sales is primarily attributable to overall growth in the mining and construction and energy products divisions, as well as favorable foreign currency effects of $15.0 million in 2004 and $8.5 million due to the acquisition of Conforma Clad. Mining and construction products external sales increased 16.6 percent in 2004 due to a continued recovery in mining, market penetration in construction and favorable foreign currency effects. Energy products experienced strong growth of 24.4 percent from 2003 due to increased activity in oil and gas exploration. Electronics and engineered products external sales increased 14.3 percent and 11.2 percent, respectively, in 2004.

Operating income increased $33.4 million to $53.2 million in 2004 from $19.8 million in 2003. The increase is attributable to sales growth discussed above, reduced depreciation expense of $2.7 million due to the change in estimated lives, favorable foreign currency effects, a reduction in restructuring and integration costs of $4.1 million, a reduction in impairment charges of $16.1 million and the effects of cost reduction programs.

AMSG external sales for 2003 increased by $40.5 million, or 12.9 percent, from $312.8 million in 2002 to $353.3 million in 2003. The increase in external sales was primarily attributed to the acquisition of Widia, which increased sales $28.0 million, favorable foreign exchange effects of $9.5 million, an increase in engineered products of $5.4 million, and the Carmet acquisition, which contributed $4.3 million to sales. This was offset, in part, by an $8.5 million decline in energy product sales.

Operating income decreased from $27.5 million in 2002 to $19.8 million in 2003. Restructuring expense in 2003 was $4.4 million compared to the prior year of $8.0 million. Additionally, 2003 operating income included integration costs associated with the Widia acquisition of $1.2 million, and the electronics impairment charge of $16.1 million. Operating income benefited from manufacturing efficiencies, reduced restructuring costs, lower raw material costs and benefits derived from previously implemented restructuring programs.

J&L INDUSTRIAL SUPPLY In this segment, we provide metalworking consumables, related products, and related technical and supply chain related productivity services to small- and medium-sized durable goods manufacturers in the United States and the United Kingdom. J&L markets products and services through a number of channels, including field sales, telesales, wholesalers and direct marketing. All channels are supported by catalogs, direct mail flyers, and the Internet. J&L distributes a broad range of metalcutting tools, abrasives, machine tool accessories, precision measuring tools, hand and power tools, and other supplies used in metalcutting operations.

(in thousands)	2004	2003	2002
External sales	$218,295	$196,170	$226,010
Intersegment sales	1,502	1,989	2,083
Operating income (loss)	19,547	6,140	(681)

J&L external sales increased $22.1 million in 2004 to $218.3 million from $196.2 million in 2003. The increase is attributable to volume growth and favorable foreign currency effects of $2.2 million.

Operating income increased $13.4 million from $6.1 million in 2003 to $19.5 million in 2004. The increase in operating income is a result of the improvement in sales growth, coupled with cost containment, an absence of restructuring charges of $1.2 million and favorable foreign currency effects.

In 2003, external sales in this segment decreased by $29.8 million, or 13.2 percent, from $226.0 million in 2002 to $196.2 million in 2003. The decrease in sales was due to the sale of Strong Tool Company, which comprised $25.9 million in sales in 2002, and slower sales in automotive and aerospace markets, offset in part by favorable foreign currency effects of $2.0 million.

In 2003, operating income increased by $6.8 million from a loss of $0.7 million in 2002 to income of $6.1 million in 2003. The increase was due to restructuring expense declining from $10.1 million in 2002 to $1.2 million in 2003.

FULL SERVICE SUPPLY In the FSS segment, we provide metalworking consumables and related products to large- and medium-sized manufacturers in the United States and Canada. FSS offers integrated supply programs that provide inventory management systems and just-in-time availability, and programs that focus on total cost savings.

(in thousands)	2004	2003	2002
External sales	$135,568	$122,694	$155,408
Intersegment sales	2,815	3,134	2,747
Operating income (loss)	818	(56)	2,014

FSS external sales increased $12.9 million, or 10.5 percent, in 2004. The increase in external sales is primarily associated with volume growth attributed to new contracts obtained during 2004.

FSS operating income increased to $0.8 million in 2004. The increase in operating income is primarily a result of the constant volume growth.

FSS external sales for 2003 declined by $32.7 million, or 21.1 percent, from $155.4 million in 2002 to $122.7 million in 2003. The decline in sales was due to the discontinuance of certain customer relationships.

FSS had an operating loss for 2003, which was a $2.1 million decline from 2002. The operating loss was due to the inability of the reduced volume to cover fixed costs. We addressed this issue through right-sizing efforts and through a continuous program to reduce operating expenses. New business and marketing programs were developed to offset the lost sales.

CORPORATE

Corporate represents corporate shared service costs, certain employee benefit costs and eliminations of operating results between segments.

(in thousands)	2004	2003	2002
Operating expense	$(65,348)	$(46,134)	$(34,120)

In 2004, operating expense increased $19.2 million, or 41.6 percent. The increase is primarily attributable to increases in employee benefit expenses of $13.8 million, a $1.8 million charge related to a note receivable from the divestiture of a company previously owned by Kennametal, and $1.3 million related to the pension curtailment.

In 2003, operating expense increased $12.0 million to $46.1 million from $34.1 million in 2002. The increase was primarily attributed to R&D expenditures previously allocated to operating segments of $14.3 million and increases in employee benefit expense of $2.6 million. These increases were partially offset by reductions in corporate depreciation of $2.4 million.

LIQUIDITY AND CAPITAL RESOURCES Our cash flow from operations is the primary source of financing for capital expenditures and internal growth. The most significant risks associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. However, we believe we can adequately control costs and manage our working capital to meet our cash flow needs, despite changes in the economic cycle. In June 2002, we entered into a three-year, multi-currency, $650 million revolving bank credit facility with a group of financial institutions (2002 Credit Agreement). Following a review of anticipated borrowing requirements, in June 2003, we notified the administrative agent of our decision to permanently reduce the 2002 Credit Agreement from $650 million to $500 million, resulting in lower facility fees for the remaining two years of the agreement. The 2002 Credit Agreement allows for borrowings in U.S. dollars, Euro, Canadian dollars, Pound Sterling or Japanese Yen. The 2002 Credit Agreement contains various covenants with which we must be in compliance, including three financial covenants: a maximum leverage ratio, a maximum fixed charge coverage ratio and a minimum consolidated net worth. As of June 30, 2004 and 2003, outstanding borrowings under this agreement were $98.1 million and $181.2 million, respectively. As of June 30, 2004, $25.0 million of the borrowings were denominated in U.S. dollars, $73.1 million were denominated in Euro and there were no borrowings denominated in Yen. We had the ability to borrow under the agreement, or otherwise, additional debt of up to $273.7 million and $115.4 million as of June 30, 2004 and 2003, respectively, and be in compliance with the maximum leverage ratio financial covenant. The maximum leverage ratio financial covenant requires that we maintain at the end of each fiscal quarter a specified consolidated leverage ratio (as that term is defined in the agreement). At June 30, 2004, we were in compliance with all debt covenants.

The 2002 Credit Agreement expires in June 2005. Given current favorable market conditions for syndicated bank facilities, the Company intends to refinance the 2002 Credit Agreement prior to the end of calendar year 2004. We anticipate terms no less favorable than the terms of the current facility.

Additionally, we generally obtain local financing through credit lines with commercial banks in the various countries in which we operate. At June 30, 2004, these borrowings amounted to $26.4 million for notes payable and $10.9 million for term debt and capital leases. We believe that cash flow from operations and the availability under our credit lines will be sufficient to meet our cash requirements over the next 12 months.

Based upon our debt structure at June 30, 2004 and 2003, 60 percent and 69 percent, respectively, of our debt was exposed to floating rates of interest, which is consistent with our target range for floating versus fixed interest rate debt. We periodically review the target range and the strategies designed to maintain the mix of floating to fixed interest rate debt within that range. In the future, we may decide to adjust the target range or the strategies to achieve it.

Following is a summary of our contractual obligations and other commercial commitments as of June 30, 2004 (in thousands):

		Less than			More than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Long-term debt(1)	$544,592	$119,130	$36,053	$34,609	$354,800
Notes payable(2)	27,025	27,025	—	—	—
Capital leases	9,435	1,946	3,496	1,141	2,852
Operating leases	91,091	22,917	23,707	11,271	33,196
Purchase obligations(3)	77,230	67,730	9,500	—	—

Total	$749,373	$238,748	$72,756	$47,021	$390,848

(1)	Long-term debt includes interest obligations of $140.2 million. Interest obligations were determined assuming interest rates as of June 30, 2004 remain constant.

(2)	Notes payable includes interest obligations of $0.6 million. Interest obligations were determined assuming interest rates as of June 30, 2004 remain constant.

(3)	Purchase obligations consist of purchase commitments for materials, supplies and machinery and equipment as part of the ordinary conduct of business.

		Less than			More than
Other Commercial Commitments	Total	1 Year	1-3 Years	3-5 Years	5 Years
Standby letters of credit	$8,838	$4,838	$4,000	$—	$—
Guarantees	9,841	8,406	1,089	—	346

Total commercial commitments	$18,679	$13,244	$5,089	$—	$346

The standby letters of credit are related to insurance and other activities.

During 2004, we generated $177.9 million in cash flow from operations, a decrease of $3.7 million, or 2.0 percent, compared to 2003. Net income plus non-cash items improved $15.9 million to $153.5 million in 2004 compared to $137.6 million in 2003. This improvement was offset by a $19.6 million reduction in cash flow from changes in operating working capital items due partially to higher income tax payments and increased cash expenditures for restructuring. A $48.1 million net increase in income tax payments was partially offset by a $9.2 million reduction in interest payments. Income tax and interest payments in 2004 were $37.4 million and $24.2 million, respectively.

Net cash used for investing activities was $92.6 million in 2004, a decrease of $126.8 million from $219.4 million in 2003. The change is due primarily to a $100.2 million reduction in spending on acquisitions. Last year’s total includes $166.1 million related to the Widia acquisition, while this year’s total includes $65.9 million related to the Conforma Clad acquisition. The remaining change is due primarily to receiving $17.4 million in proceeds from the sale of our investment in Toshiba Tungaloy and $12.3 million from the sale of our mining and construction business in India, both of which occurred in 2004. Capital expenditures increased $7.6 million to $57.0 million in 2004 compared to $49.4 million in 2003. We have projected our capital expenditures for 2005 to be $70 million to $80 million, which will be used primarily to support new strategic initiatives, new products and to upgrade machinery and equipment. We believe this level of capital spending is sufficient to maintain competitiveness and improve productivity.

Net cash used for financing activities was $78.0 million in 2004 compared to net cash provided by financing activities of $37.5 million in 2003. This fluctuation was due to the 2003 borrowing required to finance the Widia acquisition of $185.3 million ($165.2 million, net of cash acquired) and $15.5 million received from the termination of the fair value interest rate swaps. In addition, repayments on our lines of credit and notes were lower in 2004.

OFF-BALANCE SHEET ARRANGEMENTS Since 1999, we have had an agreement with a financial institution whereby we securitize, on a continuous basis, an undivided interest in a specific pool of our domestic trade accounts receivable. We were permitted to securitize up to $100.0 million of accounts receivable under this agreement. In July 2003, we entered into a new securitization program (2003 Securitization Program), which provides for a co-purchase arrangement with Falcon Asset Securitization and Victory Receivables Corporation, whereby two financial institutions participate in the purchase of our accounts receivable up to $100.0 million. The 2003 Securitization Program was amended on September 19, 2003, permitting us to securitize up to $125.0 million of accounts receivable. Pursuant to this agreement, we, and several of our domestic subsidiaries, sell our domestic accounts receivable to Kennametal Receivables Corporation (KRC), a wholly-owned, bankruptcy-remote subsidiary. A bankruptcy-remote subsidiary is a company that has been structured to make it highly unlikely that it would be drawn into a bankruptcy of Kennametal Inc., or any of our other subsidiaries. KRC was formed to purchase these accounts receivable and sell participating interests in such accounts receivable to the financial institutions which, in turn, purchase and receive ownership and security interests in those assets. As collections reduce the amount of accounts receivable included in the pool, we sell new accounts receivable to KRC which, in turn, securitizes these new accounts receivable with the financial institutions. The actual amount of accounts receivable securitized each month is a function of the net change (new billings less collections) in the specific pool of domestic accounts receivable, the impact of detailed eligibility requirements in the agreement (e.g., the aging, terms of payment, quality criteria and customer concentrations), and the application of various reserves which are typically in trade receivable securitization transactions. A decrease in the amount of eligible accounts receivable could result in our inability to continue to securitize all or a portion of our accounts receivable. It is not unusual, however, for the amount of our eligible accounts receivable to vary by up to $5.0 million to $10.0 million per month.

The financial institutions charge us fees based on the level of accounts receivable securitized under this agreement and the commercial paper market rates plus the financial institutions’ cost to administer the program. The costs incurred under this program, $1.7 million, $1.9 million and $2.5 million in 2004, 2003 and 2002, respectively, are accounted for as a component of other expense, net and represent attractive funding costs compared to existing bank and public debt transactions. At June 30, 2004 and 2003, we securitized accounts receivable of $117.5 million and $99.3 million, respectively, under this program. Our retained interests in accounts receivable available for securitization and recorded as a component of accounts receivable were $41.5 million and $36.4 million at June 30, 2004 and 2003, respectively.

The 2003 Securitization Program is a three-year program which contains certain provisions that require annual approval. It is our intention to continuously obtain such approvals when required. Non-renewal of this securitization program would result in our requirement to otherwise finance the amounts securitized. We anticipate that the risk of non-renewal of this securitization program with the current providers or some other providers is low. In the event of a decrease of our eligible accounts receivable or non-renewal or non-annual approval of our securitization program, we would have to utilize alternative sources of capital to fund that portion of our working capital needs.

FINANCIAL CONDITION At June 30, 2004, total assets were $1,938.7 million, compared to $1,813.9 million at June 30, 2003. Working capital was $307.6 million at June 30, 2004, a decrease of 31.0 percent from $446.0 million for 2003, primarily due to increases in current maturities of long-term debt and capital leases, accounts payable and foreign currency exchange effects. At June 30, 2004, other assets were $657.2 million, an increase of $115.5 million from $541.7 million at June 30, 2003. The increase is primarily related to increases in goodwill and intangible assets of $58.1 million and $10.8 million, respectively, mainly as a result of the Conforma Clad acquisition, and increases in other of $44.8 million. The increase in other assets is primarily due to the increase in accrued pension benefit of $56.8 million. This increase is due to a reversal of certain additional minimum pension liabilities recorded in 2003 as the fair value of those plans’ assets exceeded the value of their accumulated benefit obligations at June 30, 2004.

Total liabilities decreased $38.1 million from $1,073.4 million at June 30, 2003 to $1,035.3 million at June 30, 2004. This decrease is primarily attributable to reductions of long-term debt partially offset by increases in accounts payable and deferred income taxes.

Shareowners’ equity was $887.2 million at June 30, 2004, an increase of $165.6 million from the prior year. The increase is primarily attributable to net income of $73.6 million and the change in accumulated other comprehensive income (loss) of $70.7 million. The change in accumulated other comprehensive income (loss) was due to the reversal of the additional minimum pension liability discussed above and the related charge to equity of $54.7 million, net of tax, that was recorded in 2003.

ACQUISITIONS AND DIVESTITURES The Company acquired all of the outstanding common stock of Conforma Clad Inc. for $65.9 million, including a post-closing purchase price adjustment of $1.2 million and direct acquisition costs of $0.1 million, effective March 1, 2004. We acquired Conforma Clad to expand our product and solutions offerings in the area of extreme wear environments involving corrosion, erosion and abrasion. We financed the acquisition with borrowings under our 2002 Credit Agreement. Conforma Clad’s operating results have been included in our consolidated results since March 1, 2004.

During our fiscal third quarter ended March 31, 2004, we completed the sale of the mining and construction business of Kennametal Widia India Limited, which was a part of the AMSG segment, for approximately $14.3 million, subject to a working capital adjustment. The Company received $12.3 million in net proceeds related to the sale of this business. The Company is required to satisfy certain conditions related to the property sold for it to receive the remaining $2.0 million due under the sale agreement. The Company expects to collect the remaining $2.0 million prior to March 31, 2005. In accordance with the terms of the sale agreement, the parties have agreed to submit certain differences of opinion related to the working capital adjustment to binding arbitration for resolution. The purchaser is claiming that a $1.8 million reduction of the purchase price is required. The Company believes the purchaser’s claims are without merit.

We continue to evaluate new opportunities that allow for the expansion of existing product lines into new market areas or new product lines into existing market areas, either directly or indirectly through joint ventures, where appropriate.

ENVIRONMENTAL MATTERS We are involved in various environmental cleanup and remediation activities at several of our manufacturing facilities. In addition, we are currently named as a potentially responsible party (PRP) at the Li Tungsten Superfund site in Glen Cove, New York. In December 1999, we recorded a remediation reserve of $3.0 million with respect to our involvement in these matters, which was recorded as a component of operating expense. This represents our best estimate of the undiscounted future obligation based on our evaluations and discussions with outside counsel and independent consultants, and the current facts and circumstances related to these matters. We recorded this liability because certain events occurred, including the identification of other PRPs, an assessment of potential remediation solutions, and direction from the government for the remedial action plan, that clarified our level of involvement in these matters and our relationship to other PRPs. This led us to conclude that it was probable that a liability had been incurred. At June 30, 2004, we have an accrual of $2.8 million recorded relative to this environmental issue.

In addition to the amount currently reserved, we may be subject to loss contingencies related to these matters estimated to be up to an additional $3.0 million. We believe that such losses are reasonably possible but are not currently considered to be probable of occurrence. The reserved and unreserved liabilities for all environmental concerns could change substantially in the near term due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs, and the involvement of and direction taken by the government on these matters.

Additionally, we also maintain reserves for other potential environmental issues associated with our domestic operations and a location operated by our German subsidiary. At June 30, 2004, the total of these accruals was $1.0 million and represents anticipated costs associated with the remediation of these issues. Cash payments of $0.3 million were made against this reserve during 2004.

As a result of the Widia acquisition, we established an environmental reserve of $6.2 million. This reserve is used for environmental cleanup and remediation activities at several Widia manufacturing locations. This liability represents our estimate of the future obligation based on our evaluations and discussions with independent consultants and the current facts and circumstances related to these matters. At June 30, 2004, we had an accrual of $5.5 million recorded relative to these environmental exposures. Cash payments of $0.9 million were made against this reserve during 2004.

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

EFFECTS OF INFLATION Despite modest inflation in recent years, rising costs, in particular the cost of certain raw materials, continue to affect our operations throughout the world. We strive to minimize the effects of inflation through cost containment, productivity improvements and price increases under highly competitive conditions.

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

Revenue Recognition Revenue from the sale of products is recognized when risk of loss, title and insurable risk have transferred to the customer, which in most cases coincides with shipment of the related products, in accordance with the provisions of Staff Accounting Bulletin 104, “Revenue Recognition.” We do not ship product unless we have documentation authorizing shipment to our customers. Historically, we have experienced very low levels of returned product and do not consider the effect of returned product to be material.

Accounting for Contingencies We accrue for contingencies in accordance with SFAS No. 5 when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimating the amount of probable loss. The significant contingencies affecting our financial statements include environmental health and safety matters and litigation.

Long-Lived Assets As required under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the recoverability of property, plant and equipment and intangible assets other than goodwill that are amortized whenever events or changes in circumstances indicate the carrying amount of any such assets may not be fully recoverable. Changes in circumstances include technological advances, changes in our business model, capital structure, economic conditions or operating performance. Our evaluation is based upon, among other things, our assumptions about the estimated future undiscounted cash flows these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value, we will recognize an impairment loss. We continually apply our best judgment when performing these evaluations to determine the timing of the testing, the undiscounted cash flows used to assess recoverability and the fair value of the asset.

Goodwill and Other Intangible Assets We evaluate the recoverability of goodwill and other intangibles of each of our reporting units as required under SFAS No. 142 by comparing the fair value of each reporting unit with its carrying value. The fair values of our reporting units are determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit.

Pension and Other Postretirement and Postemployment Benefits We sponsor these types of benefit plans for a majority of our employees and retirees. We account for these plans as required under SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” Accounting for the cost of these plans requires the estimation of the cost of the benefits to be provided well into the future and attributing that cost over the expected work life of employees participating in these plans. This estimation requires our judgment about the discount rate used to determine these obligations, expected return on plan assets, rate of future compensation increases, rate of future health care costs, withdrawal and mortality rates and participant retirement age. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans.

Restructuring Activities We accrue the cost of our restructuring activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” We exercise our judgment in estimating the total costs of each of these activities. As we implement these activities, the actual costs may differ from the estimated costs due to changes in the facts and circumstances that were not foreseen at the time of our initial cost accrual.

Allowance for Doubtful Accounts We record allowances for estimated losses resulting from the liability of our customers to make required payments. We assess the credit worthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. This assessment requires significant judgment. If the financial condition of our customers were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at June 30, 2004.

Income Taxes Realization of our deferred tax assets is primarily dependent on future taxable income, the timing and amount of which are uncertain in part due to the expected profitability of certain foreign subsidiaries. As of June 30, 2004, the deferred tax assets net of valuation allowances are primarily attributable to postretirement benefits, inventory reserves and net operating loss carryforwards. In the event that we were to determine that we would not be able to realize our deferred tax assets in the future, an increase in the valuation allowance would be required.

NEW ACCOUNTING STANDARDS The Company adopted FASB Interpretation No. 46R (“FIN 46”), “Consolidation of Variable Interest Entities,” for the quarter ended March 31, 2004. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 requires identification of the Company’s participation in variable interest entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The adoption of FIN 46 did not have any impact on the consolidated financial statements of the Company.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the consolidated financial statements of the Company.

Effective January 1, 2004, the Company adopted SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106.” This statement requires additional disclosure about the assets, obligations, cash flow and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Company provided the required disclosures in Note 10 to these consolidated financial statements.

In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). This Act was signed into law by the President on December 8, 2003 and introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits and requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. This FSP supersedes FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” issued in January 2004. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The net periodic postretirement benefit cost and liability included in the consolidated financial statements do not reflect the effects of this Act. The Company is finalizing the impact of the adoption of this FSP on the consolidated financial statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. As part of our financial risk management program, we use certain derivative financial instruments to manage these risks. We do not enter into derivative transactions for speculative purposes and therefore hold no derivative instruments for trading purposes. We use derivative financial instruments to dampen the effects of changes in foreign exchange rates on our consolidated results and to achieve our targeted mix of fixed and floating interest rates on outstanding debt. Our objective in managing foreign exchange exposures with derivative instruments is to reduce both earnings and cash flow volatility, allowing us to focus our attention on business operations. With respect to interest rate management, these derivative instruments allow us to achieve our targeted fixed-to-floating interest rate mix as a separate decision from funding arrangements in the bank and public debt markets. We measure hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The ineffective portions are recorded in other income or expense in the current period. See Notes 2 and 13 to our consolidated financial statements for additional information.

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

The following provides additional information on our use of derivative instruments. Included below is a sensitivity analysis that is based upon a hypothetical 10 percent weakening or strengthening in the U.S. dollar compared to the June 30, 2004 foreign currency rates, the effective interest rates under our current borrowing arrangements and the market value of our available-for-sale securities. We compared the contractual derivative and borrowing arrangements in effect at June 30, 2004 to the hypothetical foreign exchange or interest rates in the sensitivity analysis to determine the effect on interest expense, pretax income, fair value of the available-for-sale securities or the accumulated other comprehensive loss. Our analysis takes into consideration the different types of derivative instruments and the applicability of hedge accounting.

CASH FLOW HEDGES Currency A portion of our operations consists of investments in foreign subsidiaries. Our exposure to market risk for changes in foreign exchange rates arises from these investments, intercompany loans utilized to finance these subsidiaries, trade receivables and payables, and firm commitments arising from international transactions. We manage our foreign exchange transaction risk to reduce the volatility of cash flows caused by currency fluctuations through natural offsets where appropriate, and through foreign exchange contracts. These contracts are designated as hedges of transactions that will settle in future periods, and otherwise would expose us to foreign currency risk.

Our foreign exchange hedging program minimizes our exposure to foreign exchange rate movements. This exposure arises largely from anticipated cash flows from cross-border intercompany sales of products and services. This program utilizes purchased options, range forwards and forward contracts primarily to sell foreign currency. The notional amounts of the contracts translated into U.S. dollars at June 30, 2004 and 2003 rates are $78.1 million and $123.4 million, respectively. We would have received $0.3 million at June 30, 2004 and paid $3.1 million at June 30, 2003 to settle these contracts, which represents the fair value of these agreements. At June 30, 2004 and 2003, a hypothetical 10 percent strengthening or weakening of the U.S. dollar would change accumulated other comprehensive income/loss, net of tax, by $2.9 million and $4.6 million, respectively.

In addition, we may enter into forward contracts to hedge transaction exposures or significant cross-border intercompany loans by either purchasing or selling specified amounts of foreign currency at a specified date. At June 30, 2004 and 2003, we had several outstanding forward contracts to purchase and sell foreign currency, with notional amounts, translated into U.S. dollars at June 30, 2004 and 2003 rates, of $6.8 million and $13.1 million, respectively. A hypothetical 10 percent change in the applicable 2004 and 2003 year-end exchange rates would result in an increase or decrease in pretax income of $0.7 million and $1.3 million, respectively, related to these positions.

Interest Rate Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We seek to manage our interest rate risk in order to balance our exposure between fixed and floating rates while attempting to minimize our borrowing costs. To achieve these objectives, we primarily use interest rate swap agreements to manage exposure to interest rate changes related to these borrowings. At June 30, 2004 and 2003, we had interest rate swap agreements outstanding that effectively convert notional amounts of $55.2 million and $53.5 million, respectively, of debt from floating to fixed interest rates. The outstanding agreements mature in June of 2008. We would have received $0.3 million and paid $1.6 million at June 30, 2004 and 2003, respectively, to settle these interest rate swap agreements, which represents the fair value of these agreements.

FAIR VALUE HEDGES Interest Rate As discussed above, our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We seek to manage this risk through the use of interest rate swap agreements. At June 30, 2004 and 2003, we had interest rate swap agreements outstanding that effectively convert a notional amount of $200 million of the Senior Unsecured Notes from fixed to floating interest rates. These agreements mature in June 2012 but provide for a one-time optional early termination for the bank counterparty in June 2008 at the then prevailing market value of the swap agreements.

DEBT AND NOTES PAYABLE At June 30, 2004 and 2003, we had $440.2 million and $525.7 million, respectively, of debt and notes payable outstanding. Effective interest rates as of June 30, 2004 and 2003 were 4.9 percent and 4.5 percent, respectively, including the effect of interest rate swaps. A hypothetical change of 10 percent in interest rates from year-end 2004 and 2003 levels would increase or decrease interest expense by approximately $1.0 million and $1.4 million, respectively.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREOWNERS OF KENNAMETAL INC.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareowners’ equity and cash flows present fairly, in all material respects, the financial position of Kennametal Inc. and its subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Kennametal Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, Kennametal Inc. changed its method of accounting for goodwill and other intangible assets in conformity with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” which was adopted July 1, 2001.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
August 16, 2004

Consolidated Statements of Income

Year ended June 30 (in thousands, except per share data)	2004	2003	2002
OPERATIONS
Sales (Note 2)	$1,971,441	$1,758,957	$1,583,742
Cost of goods sold	1,318,074	1,190,053	1,072,918

Gross profit	653,367	568,904	510,824
Operating expense	512,621	464,861	389,396
Restructuring and asset impairment charges (Note 12)	3,670	31,954	27,307
Amortization of intangibles	2,234	4,164	2,804

Operating income	134,842	67,925	91,317
Interest expense	25,884	36,166	32,627
Other income, net	(1,716)	(2,531)	(361)

Income before provision for income taxes and minority interest	110,674	34,290	59,051
Provision for income taxes (Notes 2 and 9)	35,500	14,300	18,900
Minority interest	1,596	1,860	1,653

Income before cumulative effect of change in accounting principle	73,578	18,130	38,498
Cumulative effect of change in accounting principle, net of tax of $2,389	—	—	(250,406)

Net income (loss)	$73,578	$18,130	$(211,908)

PER SHARE DATA
Basic earnings per share before cumulative effect of change in accounting principle	$2.06	$0.52	$1.24
Cumulative effect of change in accounting principle	—	—	(8.04)

Basic earnings (loss) per share	$2.06	$0.52	$(6.80)

Diluted earnings per share before cumulative effect of change in accounting principle	$2.02	$0.51	$1.22
Cumulative effect of change in accounting principle	—	—	(7.92)

Diluted earnings (loss) per share (Note 2)	$2.02	$0.51	$(6.70)

Dividends per share	$0.68	$0.68	$0.68

Basic weighted average shares outstanding (Note 2)	35,704	35,202	31,169

Diluted weighted average shares outstanding	36,473	35,479	31,627

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

As of June 30 (in thousands, except per share data)	2004	2003
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$25,940	$15,093
Marketable equity securities available-for-sale (Note 2)	—	11,365
Accounts receivable, less allowance for doubtful accounts of $18,727 and $23,405 (Notes 2 and 4)	247,245	231,803
Inventories (Notes 2 and 5)	388,077	389,613
Deferred income taxes (Notes 2 and 9)	95,240	97,237
Assets held for sale (Note 3)	—	7,720
Other current assets	40,443	29,521

Total current assets	796,945	782,352

Property, plant and equipment (Note 2):
Land and buildings	269,587	258,985
Machinery and equipment	1,013,090	964,171
Less accumulated depreciation	(798,202)	(733,328)

Net property, plant and equipment	484,475	489,828

Other assets:
Investments in affiliated companies	15,775	13,780
Goodwill (Note 2)	488,715	430,664
Intangible assets, less accumulated amortization of $8,307 and $15,037 (Note 2)	53,299	42,509
Deferred income taxes (Notes 2 and 9)	24,300	25,783
Assets held for sale (Note 3)	—	7,312
Other	75,154	30,320

Total other assets	657,243	550,368

Total assets	$1,938,663	$1,822,548

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases (Note 7)	$100,423	$2,907
Notes payable to banks (Note 8)	26,384	7,938
Accounts payable	148,216	118,509
Accrued income taxes	17,800	31,172
Accrued vacation pay	31,449	31,272
Accrued payroll	39,315	32,592
Accrued restructuring (Note 12)	12,695	24,868
Liabilities of operations held for sale (Note 3)	—	1,531
Other current liabilities (Note 6)	113,100	94,219

Total current liabilities	489,382	345,008

Long-term debt and capital leases, less current maturities (Note 7)	313,400	514,842
Deferred income taxes (Note 9)	64,571	43,543
Postretirement benefits (Note 10)	42,173	44,030
Accrued pension benefits (Note 10)	106,800	111,503
Other liabilities	18,953	23,165

Total liabilities	1,035,279	1,082,091

Commitments and contingencies (Note 16)

Minority interest in consolidated subsidiaries	16,232	18,880

SHAREOWNERS’ EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 70,000 shares authorized; 37,912 and 37,649 shares issued	47,390	47,061
Additional paid-in capital	525,476	507,343
Retained earnings	350,012	301,263
Treasury stock, at cost; 1,279 and 2,176 shares held	(39,670)	(67,268)
Unearned compensation	(9,025)	(9,109)
Accumulated other comprehensive income (loss) (Note 11)	12,969	(57,713)

Total shareowners’ equity	887,152	721,577

Total liabilities and shareowners’ equity	$1,938,663	$1,822,548

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

Year ended June 30 (in thousands)	2004	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$73,578	$18,130	$(211,908)
Adjustments for non-cash items:
Depreciation	63,755	79,879	70,825
Amortization	2,234	4,164	2,804
Loss on divestitures	—	—	3,522
Stock-based compensation expense	12,706	9,477	7,768
Restructuring and asset impairment charges	—	14,998	12,712
Cumulative effect of change in accounting principles, net of tax	—	—	250,406
Other	1,253	10,981	505
Changes in certain assets and liabilities, excluding effects of acquisition and divestitures:
Accounts receivable	(22,363)	8,064	33,603
Proceeds from accounts receivable securitization	18,164	3,416	2,200
Inventories	10,255	38,171	40,251
Accounts payable and accrued liabilities	25,469	(12,070)	(29,033)
Other	(7,193)	6,334	(21,207)

Net cash flow from operating activities	177,858	181,544	162,448

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(56,962)	(49,413)	(44,040)
Disposals of property, plant and equipment	4,225	1,875	10,905
Acquisition of business assets, net of cash acquired	(65,846)	(166,077)	(5,385)
Purchase of subsidiary stock	(5,030)	(6,984)	(1,161)
Proceeds from the sale of marketable equity securities	17,429	—	—
Proceeds from divestiture of assets held for sale	12,306	—	3,309
Investment in affiliates	—	(3)	(5,770)
Other	1,287	1,223	(1,129)

Net cash flow used for investing activities	(92,591)	(219,379)	(43,271)

FINANCING ACTIVITIES
Net increase (decrease) in notes payable	18,103	(17,324)	(4,778)
Net decrease in revolving and other lines of credit	(91,383)	(105,001)	(84,151)
Term debt borrowings	3,451	1,653	549,950
Term debt repayments	(9,072)	(4,706)	(677,563)
Borrowings for Widia acquisition, net	—	165,240	—
Proceeds from interest rate swap termination	—	15,546	—
Net proceeds from issuance of capital stock	—	—	120,584
Dividend reinvestment, employee benefit and stock plans	27,000	7,606	15,981
Purchase of treasury stock	—	—	(12,417)
Cash dividends paid to shareowners	(24,829)	(24,498)	(21,426)
Financing fees	—	—	(10,448)
Other	(1,261)	(1,060)	(1,268)

Net cash flow (used for) provided by financing activities	(77,991)	37,456	(125,536)

Effect of exchange rate changes on cash and equivalents	3,571	5,087	3,804

CASH AND EQUIVALENTS
Net increase (decrease) in cash and equivalents	10,847	4,708	(2,555)
Cash and equivalents, beginning of year	15,093	10,385	12,940

Cash and equivalents, end of year	$25,940	$15,093	$10,385

SUPPLEMENTAL DISCLOSURES
Interest paid	$24,238	$33,434	$33,861
Income taxes paid (refunded)	37,422	(10,652)	31,949
Contribution of stock to employee defined contribution benefit plans	7,898	4,361	5,788
Change in fair value of interest rate swaps	16,632	8,386	934
Notes received from sale of subsidiaries	—	—	4,587

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareowners’ Equity

Year ended June 30 (in thousands)	2004	2003	2002
CAPITAL STOCK
Balance at beginning of year	$47,061	$46,729	$42,018
Issuance of capital stock	—	—	4,428
Issuance of capital stock under employee benefit and stock plans	329	332	283

Balance at end of year	47,390	47,061	46,729

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year	507,343	491,263	353,804
Issuance of capital stock	—	—	116,156
Dividend reinvestment	78	1,476	1,672
Issuance of capital stock under employee benefit and stock plans	18,055	14,604	19,631

Balance at end of year	525,476	507,343	491,263

RETAINED EARNINGS
Balance at beginning of year	301,263	307,631	540,965
Net income (loss)	73,578	18,130	(211,908)
Cash dividends to shareowners	(24,829)	(24,498)	(21,426)

Balance at end of year	350,012	301,263	307,631

TREASURY STOCK
Balance at beginning of year	(67,268)	(72,026)	(65,963)
Purchase of treasury stock, at cost	—	—	(12,417)
Dividend reinvestment	2,300	1,290	854
Issuance of capital stock under employee benefit and stock plans	25,298	3,468	5,500

Balance at end of year	(39,670)	(67,268)	(72,026)

UNEARNED COMPENSATION
Balance at beginning of year	(9,109)	(4,856)	(2,165)
Issuance of capital stock under employee benefit and stock plans	(4,724)	(9,136)	(4,671)
Amortization of unearned compensation	4,808	4,883	1,980

Balance at end of year	(9,025)	(9,109)	(4,856)

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance at beginning of year	(57,713)	(54,779)	(71,890)
Unrealized (loss) gain on securities available-for-sale, net of tax	(193)	321	(1,774)
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax	(2,254)	(4,879)	(1,372)
Reclassification of unrealized gains (losses) on expired derivatives, net of tax	6,226	5,157	(1,902)
Minimum pension liability adjustment, net of tax	43,685	(54,696)	(945)
Foreign currency translation adjustments	23,218	51,163	23,104

Other comprehensive income (loss)	70,682	(2,934)	17,111

Balance at end of year	12,969	(57,713)	(54,779)

Total shareowners’ equity, June 30	$887,152	$721,577	$713,962

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$73,578	$18,130	$(211,908)
Other comprehensive income (loss)	70,682	(2,934)	17,111

Comprehensive income (loss)	$144,260	$15,196	$(194,797)

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

Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. When used in this annual report on Form 10-K, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

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

MARKETABLE EQUITY SECURITIES AVAILABLE-FOR-SALE Marketable equity securities are accounted for as available-for-sale securities under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are reported at fair value as determined through quoted market sources. Unrealized gain or loss on these investments is recorded as a component of accumulated other comprehensive loss, net of tax and amounted to a loss of $0.4 million and $0.2 million as of June 30, 2004 and 2003, respectively.

During the December 2003 quarter, we sold our investment in Toshiba Tungaloy Co., Ltd. (Toshiba), a leading Japanese manufacturer of consumable metalcutting products, resulting in cash proceeds of $17.4 million and a pretax gain of $4.4 million ($3.0 million after tax). The gain is included in other income, net in the 2004 consolidated statement of income.

ACCOUNTS RECEIVABLE Sales to affiliated companies were $18.7 million, $17.5 million and $13.3 million in 2004, 2003 and 2002, respectively. Accounts receivable includes $5.3 million and $4.3 million of receivables from affiliates at June 30, 2004 and 2003, respectively. We market our products to a diverse customer base throughout the world. Trade credit is extended based upon periodically updated evaluations of each customer’s ability to satisfy its obligations. We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Accounts receivable reserves are determined based upon an aging of accounts and a review of specific accounts.

INVENTORIES Inventories are stated at the lower of cost or market. We use the last-in, first-out (LIFO) method for determining the cost of a significant portion of our U.S. inventories. The cost of the remainder of inventories is determined under the first-in, first-out (FIFO) or average cost methods. When market conditions indicate an excess of carrying costs over market value, a lower-of-cost-or-market provision is recorded. Excess and obsolete inventory reserves are established based upon our evaluation of the quantity of inventory on hand relative to demand. The excess and obsolete inventory reserve at June 30, 2004 and 2003 was $77.8 million and $70.9 million, respectively.

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are carried at cost. Major improvements are capitalized, while maintenance and repairs are expensed as incurred. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income. Interest related to the construction of major facilities is capitalized as part of the construction costs and is amortized over its estimated useful life.

Depreciation for financial reporting purposes is computed using the straight-line method over the following estimated useful lives:

Building and improvements	15-40 years
Machinery and equipment	4-15 years
Furniture and fixtures	5-10 years
Computer hardware and software	3-5 years

Leased property and equipment under capital leases are amortized using the straight-line method over the terms of the related leases.

Under the provisions of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and we have authorized further funding for projects which we believe will be completed and used to perform the function intended.

In conjunction with the Widia acquisition, we reviewed the estimated useful lives used for then existing Kennametal assets and determined that the current useful lives should be extended to more appropriately match the life of the asset. Starting July 1, 2003, our useful lives of machinery and equipment were extended from a maximum life of 10 years to 15 years.

LONG-LIVED ASSETS We periodically perform ongoing reviews of underperforming businesses and other long-lived assets, including amortizable intangible assets, for impairment pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). These reviews may include an analysis of the current operations and capacity utilization, in conjunction with the markets in which the businesses are operating. A comparison is performed of the undiscounted projected cash flows of the current operating forecasts to the net book value of the related assets. If it is determined that the full value of the assets may not be recoverable, an appropriate charge to adjust the carrying value of the long-lived assets to fair value may be required.

As a result of continued price declines caused by persistent global overcapacity and low-cost Asian competition, we completed an assessment in June 2003 of the carrying value of certain long-lived assets in the Electronics business and recorded a pretax charge of $16.1 million as a component of restructuring and asset impairment charges. The fixed asset impairment charge reduced the book value of Electronics’ assets to $2.6 million. This remaining value was determined based on cash flow and estimated realizable value of the assets.

GOODWILL AND INTANGIBLE ASSETS Goodwill represents the excess of cost over the fair value of acquired companies. Prior to our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill was amortized using the straight-line method. Under SFAS No. 142, all goodwill amortization ceased effective July 1, 2001. Goodwill and intangible assets with indefinite useful lives are tested at least annually for impairment. On an ongoing basis (absent of any impairment indicators), we perform our impairment tests during the June quarter, in connection with our planning process. As a result of the Widia acquisition, we recorded $27.2 million of identifiable intangible assets of which $6.4 million has a definite life and therefore will be amortized over its remaining life. As a result of the Conforma Clad acquisition, we recorded $14.2 million of identifiable intangible assets, of which $1.2 million have a definite life and therefore will be amortized over their remaining lives.

We adopted SFAS No. 142 effective July 1, 2001. Goodwill attributable to each of our reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. As a result of the adoption of this rule, we recorded a non-cash pretax charge of $252.8 million—$82.1 million and $170.7 million specific to the AMSG and MSSG segments, respectively. The fair values of these reporting units were determined using a combination of discounted cash flow analysis and market multiples based upon historical and projected financial information. The initial phase of the impairment tests was performed within six months of adoption of SFAS No. 142 or December 31, 2001, and impairment tests are required at least annually thereafter.

Under SFAS No. 142, the impairment adjustment recognized at adoption of this standard was reflected as a cumulative effect of a change in accounting principle, effective July 1, 2001. Impairment adjustments recognized after adoption, if any, are required to be recognized as a component of operating expense.

The carrying amount of goodwill attributable to each segment at June 30, 2004 and 2003 is as follows:

(in thousands)	June 30, 2003	Acquisition	Reclassification	Translation	June 30, 2004
MSSG	$210,965	$7,698	$—	$5,203	$223,866
AMSG	175,343	43,154	—	1,996	220,493
J&L Industrial Supply	39,649	—	—	—	39,649
Full Service Supply	4,707	—	—	—	4,707

Total	$430,664	$50,852	$—	$7,199	$488,715

(in thousands)	June 30, 2002	Acquisition	Reclassification	Translation	June 30, 2003
MSSG	$147,157	$47,280	$—	$16,528	$210,965
AMSG	167,542	11,541	(3,767)	27	175,343
J&L Industrial Supply	39,649	—	—	—	39,649
Full Service Supply	4,707	—	—	—	4,707

Total	$359,055	$58,821	$(3,767)	$16,555	$430,664

The increase in goodwill is associated with the acquisition of Conforma Clad, the final purchase price accounting adjustments related to the acquisition of Widia, the impact of translation adjustments and the purchase of minority interest shares in India.

The June 30, 2003 balance has been reclassified for $3.8 million of goodwill associated with the India mining and construction business and therefore is included in assets held for sale.

In connection with the adoption of SFAS No. 142, we also reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continue to be appropriate. The components of our intangible assets are as follows:

		June 30, 2004		June 30, 2003
	Estimated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Useful Life	Amount	Amortization	Amount	Amortization
Contract-based	4-15 years	$7,436	$(3,487)	$11,218	$(10,230)
Technology-based and other	4-15 years	12,635	(4,820)	13,807	(4,807)
Trademarks	Indefinite	37,015	—	24,139	—
Intangible pension asset and other	Indefinite	4,520	—	8,382	—

Total		$61,606	$(8,307)	$57,546	$(15,037)

Amortization expense for intangible assets, other than goodwill, was $2.2 million, $4.2 million and $2.8 million for 2004, 2003 and 2002, respectively. Estimated amortization expense for those intangible assets for 2005 through 2009 is $2.2 million, $2.1 million, $2.0 million, $2.0 million and $1.0 million, respectively. No goodwill amortization was recorded in 2004, 2003 or 2002 due to the adoption of SFAS No. 142.

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

For purposes of determining the number of dilutive shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options and restricted stock awards by 0.8 million, 0.3 million and 0.5 million shares in 2004, 2003 and 2002, respectively. Unexercised stock options to purchase our capital stock of 0.6 million, 1.7 million and 1.2 million shares at June 30, 2004, 2003 and 2002, respectively, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

REVENUE RECOGNITION Revenue from the sale of products is recognized when risk of loss, title and insurable risk have transferred to the customer, which in most cases coincides with shipment of the related products, in accordance with the provisions of Staff Accounting Bulletin 104, “Revenue Recognition.” We do not ship product unless we have documentation authorizing shipment to our customers. Historically, we have experienced very low levels of returned product and do not consider the effect of returned product to be material.

STOCK-BASED COMPENSATION Stock options generally are granted to eligible employees with a stock price equal to fair market value at the date of grant. Options are exercisable under specific conditions for up to 10 years from the date of grant. As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” we have elected to measure compensation expense related to stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, which uses the intrinsic value method. In addition to stock option grants, the 2002 Stock and Incentive Plan permits the award of restricted stock to directors, officers and key employees. Expense associated with restricted stock grants is amortized over the vesting period. The expense for these awards is the same under the fair value method or intrinsic value method, and therefore is not included in the table below. If compensation expense was determined based on the estimated fair value of options granted in 2004, 2003 and 2002, consistent with the methodology in SFAS Nos. 123 and 148, our 2004, 2003 and 2002 net income and earnings per share would be reduced to the pro forma amounts indicated below:

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2004	2003	2002
Net income (loss), as reported	$73,578	$18,130	$(211,908)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(8,918)	(9,009)	(4,949)
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all options, net of related tax effects	3,269	3,576	1,346

Total pro forma stock-based compensation	(5,649)	(5,433)	(3,603)

Pro forma net income (loss)	$67,929	$12,697	$(215,511)

Earnings (loss) per share:
Basic-as reported	$2.06	$0.52	$(6.80)

Basic-pro forma	$1.90	$0.36	$(6.91)

Diluted-as reported	$2.02	$0.51	$(6.70)

Diluted-pro forma	$1.86	$0.36	$(6.86)

The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2004	2003	2002
Risk-free interest rate	3.0%	3.1%	4.6%
Expected life (years)	5	5	5
Expected volatility	35.1%	34.2%	34.0%
Expected dividend yield	1.7%	2.1%	1.8%

RESEARCH AND DEVELOPMENT COSTS Research and development costs of $22.3 million, $23.6 million and $18.3 million in 2004, 2003 and 2002, respectively, were expensed as incurred. These costs are included in operating expense in the consolidated statements of income.

SHIPPING AND HANDLING FEES AND COSTS All fees billed to customers for shipping and handling are classified as a component of net sales. All costs associated with shipping and handling are classified as a component of cost of goods sold.

INCOME TAXES Deferred income taxes are recognized based on the future income tax effects (using enacted tax laws and rates) of differences in the carrying amounts of assets and liabilities for financial reporting and tax purposes. A valuation allowance is recognized if it is “more likely than not” that some or all of a deferred tax asset will not be realized. The valuation allowance was $53.1 million and $41.0 million at June 30, 2004 and 2003, respectively.

FINANCIAL INSTRUMENTS AND DERIVATIVES As part of our formal documented risk management program, we use certain derivative financial instruments. We do not enter into derivative transactions for speculative purposes and therefore hold no derivative instruments for trading purposes. We use derivative financial instruments to dampen the effects of changes in foreign exchange rates on our consolidated results and to achieve our targeted mix of fixed and floating interest rates on outstanding debt. We account for derivative instruments as a hedge of the related asset, liability, firm commitment or anticipated transaction when the derivative is specifically designated as a hedge of such items. Our objective in managing foreign exchange exposures with derivative instruments is to reduce both earnings and cash flow volatility, allowing us to focus our attention on business operations. With respect to interest rate management, these derivative instruments allow us to achieve our targeted fixed-to-floating interest rate mix as a separate decision from funding arrangements in the bank and public debt markets. We measure hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The ineffective portions are recorded in other income or expense in the current period. In addition, other forward contracts hedging significant cross-border intercompany loans are considered other derivatives and therefore are not eligible for hedge accounting under SFAS No. 133. These contracts are recorded at fair value in the balance sheet, with the offset to other (income) expense, net.

CASH FLOW HEDGES Currencies Forward contracts, purchased options and range forward contracts (a transaction where both a put option is purchased and a call option is sold), designated as cash flow hedges, hedge anticipated cash flows from cross-border intercompany sales of product and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive loss, net of tax, and are recognized as a component of other (income) expense, net when the underlying sale of products or services are recognized into earnings. We recognized expense of $0.2 million, $0.7 million and $0.1 million as a component of other income, net, in 2004, 2003 and 2002, respectively, related to hedge ineffectiveness. The time value component of the fair value of purchased options and range forwards is excluded from the assessment of hedge effectiveness. Assuming market rates remain constant with the rates at June 30, 2004, we expect to recognize into earnings in the next 12 months losses on outstanding derivatives of $0.2 million.

Interest Rates Floating-to-fixed interest rate swap agreements, designated as cash flow hedges, hedge our exposure to interest rate changes on a portion of our floating rate debt. The interest rate swap converts a portion of our floating rate debt to fixed rate debt. We record the fair value of these contracts in the balance sheet, with the offset to accumulated other comprehensive loss, net of tax. During 2003, we entered into interest rate swap agreements to convert $53.5 million of our floating rate debt to fixed rate debt. As of June 30, 2004 and 2003, we recorded a loss of $0.2 million and $1.0 million, respectively, on these contracts, which has been recorded in other comprehensive loss. The contracts require periodic settlement; the difference between the amounts to be received and paid under interest rate swap agreements is recognized in interest expense. Assuming market rates remain constant with rates at June 30, 2004, we would not expect to recognize any material gain or loss on outstanding derivatives in earnings in the next 12 months.

FAIR VALUE HEDGES Interest Rates Fixed-to-floating interest rate swap agreements, designated as fair value hedges, hedge our exposure to fair value fluctuations on a portion of our fixed rate 10-year Senior Unsecured Notes due to changes in the overall interest rate environment. These interest rate swap agreements convert a portion of our fixed rate debt to floating rate debt. During 2002, we entered into interest rate swap agreements which mature in 2012 to convert $200 million of our fixed rate debt to floating rate debt. These contracts require periodic settlement; the difference between amounts to be received and paid under the interest rate swap agreements is recognized in interest expense. In April 2003, we terminated these contracts and received a cash payment of $15.5 million. This gain is amortized as a component of interest expense over the life of the debt using the effective interest rate method. Upon termination of the contracts in April 2003, we entered into a new interest rate swap agreement with a notional amount of $200 million and a maturity date of June 2012. As of June 30, 2004 and 2003, we recorded a loss of $8.3 million and a gain of $8.4 million, respectively, related to these contracts. We record the gain or loss of these contracts in the balance sheet, with the offset to the carrying value of the Senior Unsecured Notes. Any gain or loss resulting from changes in the fair value of these contracts offset the corresponding gains or losses from changes in the fair values of the Senior Unsecured Notes. As a result, changes in the fair value of these contracts had no net impact on current year earnings.

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

NEW ACCOUNTING STANDARDS

The Company adopted FASB Interpretation No. 46R (“FIN 46”), “Consolidation of Variable Interest Entities,” for the quarter ended March 31, 2004. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 requires identification of the Company’s participation in variable interest entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The adoption of FIN 46 did not have any impact on the consolidated financial statements of the Company.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June

30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the consolidated financial statements of the Company.

Effective January 1, 2004, the Company adopted SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106.” This statement requires additional disclosure about the assets, obligations, cash flow and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Company provided the required disclosures in Note 10 to these consolidated financial statements.

In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). This Act was signed into law by the President on December 8, 2003 and introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits and requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. This FSP supersedes FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” issued in January 2004. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The net periodic postretirement benefit cost and liability included in the consolidated financial statements do not reflect the effects of this Act. The Company is finalizing the impact of the adoption of this FSP on the consolidated financial statements.

RECLASSIFICATIONS Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform with the current-year presentation.

During 2004, we realigned certain business operations to provide for enhanced marketing benefits. This realignment has resulted in a change in segment reporting. The most significant change is the realignment of a portion of our wear parts business from the MSSG segment to the AMSG segment. The prior years’ information has been reclassified to reflect this change.

NOTE 3 - ACQUISITIONS AND DIVESTITURES

The Company acquired all of the outstanding common stock of Conforma Clad Inc. for $65.9 million, including a post-closing purchase price adjustment of $1.2 million and direct acquisition costs of $0.1 million, effective March 1, 2004. The Company acquired Conform Clad to expand its product and solutions offerings in the area of extreme wear environments involving corrosion, erosion and abrasion. We financed the acquisition with borrowings under our 2002 Credit Agreement. Conforma Clad’s operating results have been included in our consolidated results since March 1, 2004 and are included in the Advanced Materials Solutions Group (See Note 18). The fair market value of the Conforma Clad tangible and intangible assets was determined with the assistance of an independent appraiser.

In accordance with SFAS No. 141, “Business Combinations,” we accounted for the acquisition using the purchase method of accounting. Accordingly, the purchase price allocations have been made based upon an independent appraisal of the fair value of net assets acquired, resulting in the recognition of approximately $43.1 million of goodwill and $14.2 million of other intangibles. Of the $14.2 million of identifiable intangible assets, approximately $1.2 million have a definite life and therefore will be amortized over their remaining useful lives. The weighted average useful life of the amortizable intangible assets is 7.7 years as of the acquisition date. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill and other intangible assets with indefinite lives will not be amortized but will instead be subject to an annual impairment test. The preliminary purchase price allocations are subject to adjustment and may be modified within one year from the acquisition. Subsequent changes are not expected to have a material effect on our consolidated financial position.

During our fiscal third quarter ended March 31, 2004, we completed the sale of the mining and construction business of Kennametal Widia India Limited, which was a part of the AMSG segment, for approximately $14.3 million, subject to a working capital adjustment. The Company received $12.3 million in net proceeds related to the sale of this business. The Company is required to satisfy certain conditions related to the property sold for it to receive the remaining $2.0 million due under the sale agreement. The Company expects to collect the remaining $2.0 million prior to March 31, 2005. The $2.0 million due under the agreement is classified within other current assets in the consolidated balance sheet as of June 30, 2004. In accordance with the terms of the sale agreement, the parties have agreed to submit certain differences of opinion related to the working capital adjustment to binding arbitration for resolution. The purchaser is claiming that a $1.8 million reduction of the purchase price is required. The Company believes the purchaser’s claims are without merit. In accordance with SFAS No. 144, we recorded the assets of this business as held for sale in the consolidated balance sheet as of June 30, 2003. As a result of our supply agreement with the buyer, this transaction did not qualify for discontinued operations treatment. This transaction did not have a material impact of our results of operations.

The major classes of assets and liabilities of operations held for sale in the consolidated balance sheet as of June 30, 2003 are as follows:

(in thousands)	June 30, 2003
Assets:
Accounts receivable	$3,845
Inventories	2,642
Other	1,233
Net property, plant and equipment and goodwill	7,312

Total assets of operations held for sale	$15,032

Liabilities:
Accounts payable	$1,344
Other	187

Total liabilities of operations held for sale	$1,531

On August 30, 2002, we purchased the Widia Group (Widia) in Europe and India from Milacron Inc. for EUR 188 million ($185.3 million) subject to a purchase price adjustment. On February 12, 2003, Milacron Inc. and Kennametal signed a settlement agreement with respect to the calculation of the post-closing purchase price adjustment for the Widia acquisition pursuant to which Milacron paid Kennametal EUR 18.8 million ($20.1 million) in cash. The net cash purchase price of $167.1 million includes the actual purchase price of $185.3 million less the settlement of $20.1 million plus $6.2 million of direct acquisition costs ($1.1 million paid in 2002 and $5.1 million paid in 2003) less $4.3 million of acquired cash. We financed the acquisition with funds borrowed under the 2002 Credit Agreement. The acquisition of Widia improves our global competitiveness, strengthens our European position and represents a strong platform for increased penetration in Asia. Widia’s operating results have been included in our consolidated results since August 30, 2002. The fair market value of the Widia tangible and intangible assets was determined with the assistance of an independent appraiser.

In accordance with SFAS No. 141, “Business Combinations,” we accounted for the acquisition using the purchase method of accounting. As a result of the acquisition, we recorded approximately $58.4 million of goodwill and $27.2 million of other intangibles. Of the $27.2 million of identifiable intangible assets approximately $6.4 million has a definite life and therefore will be amortized over its remaining useful life of six years. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill is not amortized but is instead subject to an annual impairment test.

In conjunction with the Widia acquisition, we reviewed the estimated lives being used for existing Kennametal assets and have determined that the current useful lives should be extended to more appropriately match the life of the asset. Starting July 1, 2003, we have changed our accounting policy regarding machinery and equipment and have extended our useful lives from a maximum life of 10 years to 15 years.

The following summarizes the fair values at the date of acquisition:

(in thousands)
Cash	$4.3
Accounts receivable, net	49.8
Inventory, net	65.1
Other current assets	27.0
Property, plant and equipment, net	79.2
Trademarks	20.8
Patented technology	6.4
Other assets	21.9
Goodwill	59.4

Total assets acquired	$333.9

Accounts payable and accrued wages	22.5
Notes payable	18.1
Other current liabilities	53.3
Long-term liabilities	61.7
Minority interest	6.9

Total liabilities and minority interest	162.5

Net assets acquired	$171.4

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

Twelve months ended June 30 (in thousands, except per share data)	2003	2002
PRO FORMA CONSOLIDATED FINANCIAL DATA
Sales	$1,794,351	$1,807,135
Income before cumulative effect of change in accounting principle	13,489	26,786
Net income (loss)	13,489	(223,620)
Basic earnings per share before cumulative effect of change in accounting principle	0.38	0.86
Basic earnings (loss) per share	0.38	(7.17)
Diluted earnings per share before cumulative effect of change in accounting principle	0.38	0.85
Diluted earnings (loss) per share	0.38	(7.07)

During the first quarter of 2003, we acquired the remaining 9 percent minority interest of our subsidiary in Poland for total consideration of $0.2 million. This subsidiary is now wholly owned by Kennametal. During 2003, we acquired an additional 1 percent ownership interest from minority shareowners of our subsidiary in Germany for total consideration of $4.5 million, bringing our ownership to 99.3 percent. An additional payment of $2.3 million was made during the second quarter of 2003 related to minority shareowners that sold their shares in the prior year. Total goodwill resulting from these transactions was $5.6 million.

On April 19, 2002, we sold Strong Tool Company, our industrial supply distributor based in Cleveland, Ohio, for $8.6 million, comprised of cash proceeds of $4.0 million and a seller note for $4.6 million. This action resulted in a pretax loss of $3.5 million and is in line with our strategy to refocus the J&L segment on its core catalog business. Annualized sales of this business were approximately $34 million.

NOTE 4 - ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

Since 1999, we have had an agreement with a financial institution whereby we securitized, on a continuous basis, an undivided interest in a specific pool of our domestic trade accounts receivable. We were permitted to securitize up to $100.0 million of accounts receivable under this agreement. In July 2003, we entered into a new securitization program (2003 Securitization Program), which also permitted us to securitize up to $100.0 million of accounts receivable. The 2003 Securitization Program was amended on September 19, 2003, permitting us to securitize up to $125.0 million of accounts receivable. The 2003 Securitization Program provides for a co-purchase arrangement with Falcon Asset Securitization Corporation and Victory Receivables Corporation, whereby two financial institutions participate in the purchase of our accounts receivable. Pursuant to this agreement, we, and several of our domestic subsidiaries, sell our domestic accounts receivable to Kennametal Receivables Corporation (KRC), a wholly-owned, bankruptcy-remote subsidiary. A bankruptcy-remote subsidiary is a company that has been structured to make it highly unlikely that it would be drawn into a bankruptcy of Kennametal Inc., or any of our other subsidiaries. KRC was formed to purchase these accounts receivable and sell participating interests in such accounts receivable to the financial institutions which, in turn, purchase and receive ownership and security interests in those assets. As collections reduce the amount of accounts receivable included in the pool, we sell new accounts receivable to KRC which, in turn, securitizes these new accounts receivable with the financial institutions. The actual amount of accounts receivable securitized each month is a function of the net change (new billings less collections) in the specific pool of domestic accounts receivable, the impact of detailed eligibility requirements in the agreement (e.g., the aging, terms of payment, quality criteria and customer concentrations), and the application of various reserves which are typically in trade receivable securitization transactions. A decrease in the amount of eligible accounts receivable could result in our inability to continue to securitize all or a portion of our accounts receivable. It is not unusual, however, for the amount of our eligible accounts receivable to vary by up to $5.0 million to $10.0 million per month.

The financial institutions charge us fees based on the level of accounts receivable securitized under this agreement and the commercial paper market rates plus the financial institutions’ cost to administer the program. The costs incurred under this program, $1.7 million, $1.9 million and $2.5 million in 2004, 2003 and 2002, respectively, are accounted for as a component of other expense, net and represent attractive funding costs compared to existing bank and public debt transactions. At June 30, 2004 and 2003, we securitized accounts receivable of $117.5 million and $99.3 million, respectively, under this program. Our retained interests in accounts receivable available for securitization and recorded as a component of accounts receivable were $41.5 million and $36.4 million at June 30, 2004 and 2003, respectively.

The 2003 Securitization Program is a three-year program which contains certain provisions that require annual approval. It is our intention to continuously obtain such approval when required. Non-renewal of this securitization program would result in our requirement to otherwise finance the amounts securitized. We anticipate that the risk of non-renewal of this securitization program with the current providers or some other providers is low. In the event of a decrease of our eligible accounts receivable or non-renewal or non-annual approval of our securitization program, we would have to utilize alternative sources of capital to fund that portion of our working capital needs.

NOTE 5 - INVENTORIES

Inventories consisted of the following:

(in thousands)	2004	2003
Finished goods	$264,134	$272,080
Work in process and powder blends	110,992	108,607
Raw materials and supplies	37,322	36,283

Inventories at current cost	412,448	416,970
Less LIFO valuation	(24,371)	(27,357)

Total inventories	$388,077	$389,613

We used the LIFO method of valuing our inventories for approximately 41 percent and 40 percent of total inventories at June 30, 2004 and 2003, respectively. We use the LIFO method in order to more closely match current costs with current revenues, thereby reducing the effects of inflation on earnings.

NOTE 6 - OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

(in thousands)	2004	2003
Accrued employee benefits	$38,085	$28,898
Payroll, state and local taxes	11,240	7,799
Accrued interest expense	1,574	1,687
Derivative financial instruments	163	3,539
Environmental reserve	4,907	6,310
Other accrued expenses	57,131	45,986

Total other current liabilities	$113,100	$94,219

NOTE 7 - LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consisted of the following:

(in thousands)	2004	2003
7.20% Senior Unsecured Notes due 2012 net of discount of $0.9 million and $1.0 million for 2004 and 2003, respectively. Also including interest rate swap adjustments in 2004 of $5.7 million and $23.7 million in 2003.	$304,818	$322,667

2002 Credit Agreement:
U.S. Dollar-denominated borrowings, 2.57% in 2004 and 2.06% to 2.63% in 2003, due 2005	25,000	75,000
Euro-denominated borrowings, 2.98% to 3.15% in 2004 and 3.17% to 3.44% in 2003, due 2005	73,096	92,184
Yen-denominated borrowings, 1.09% in 2003, due 2005	—	14,036

Total 2002 Credit Agreement borrowings	98,096	181,220
Lease of office facilities and equipment with terms expiring through 2015 at 3.25% to 12.27% in 2004 and 3.25% to 4.73% in 2003	9,435	11,948
Other	1,474	1,914

Total debt and capital leases	413,823	517,749

Less current maturities:
Long-term debt	(98,477)	(311)
Capital leases	(1,946)	(2,596)

Total current maturities	(100,423)	(2,907)

Long-term debt and capital leases	$313,400	$514,842

Senior Unsecured Notes On June 19, 2002, we issued $300 million of 7.2% Senior Unsecured Notes due 2012 (Senior Unsecured Notes). These notes were issued at 99.629% of the face amount and yielded $294.3 million of net proceeds after related financing fees. The proceeds of this debt issuance were utilized to repay senior bank indebtedness. Interest is payable semi-annually on June 15th and December 15th of each year commencing December 15, 2002. The Senior Unsecured Notes contain covenants that restrict our ability to create liens, enter into sale-leaseback transactions or certain consolidations or mergers, or sell all or substantially all of our assets. As discussed under “Financial Instruments and Derivatives,” in April 2003, we terminated interest rate swap agreements that converted the interest rate on $200 million of the Senior Unsecured Notes from fixed to floating interest rates. This transaction resulted in cash proceeds of $15.5 million, which was included in the Senior Unsecured Note balance of $322.7 million at June 30, 2003. This gain is being amortized as a component of interest expense over the life of the debt using the effective interest rate method. During 2003, we entered into new interest rate swap agreements with a notional amount of $200 million, and a maturity date of June 2012. As of June 30, 2004 and 2003, we recorded a loss of $8.3 million and a gain of $8.4 million, respectively, related to these contracts. We record the gain or loss on these contracts in the balance sheet, with the offset to the carrying value of the Senior Unsecured Notes.

2002 Credit Agreement In June 2002, we entered into a three-year, multi-currency, revolving credit facility with a group of financial institutions (2002 Credit Agreement). The 2002 Credit Agreement originally permitted revolving credit loans of up to $650 million for working capital, capital expenditures and general corporate purposes and replaced the previous Bank Credit Agreement, the Euro Credit Agreement and the Yen Credit Facility discussed below. The 2002 Credit Agreement allows for borrowings in U.S. dollars, Euro, Canadian dollars, Pound Sterling and Japanese Yen.

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

The 2002 Credit Agreement contains various covenants with which we must be in compliance, including three financial covenants: a maximum leverage ratio, a maximum fixed charge coverage ratio and a minimum consolidated net worth. As of June 30, 2004 and 2003, outstanding borrowings under this agreement were $98.1 million and $181.2 million, respectively; we had the ability to borrow under the agreement or otherwise have additional debt of up to $273.7 million and $115.4 million as of June 30, 2004 and 2003, respectively, and be in compliance with the maximum leverage ratio financial covenant. The maximum leverage ratio financial covenant requires that we maintain at the end of each fiscal quarter a specified consolidated leverage ratio (as that term is defined in the agreement).

Future principal maturities of long-term debt are $98.5 million, $0.4 million, $0.3 million, $0.1 million and $0.1 million, respectively, in 2005 through 2009.

The 2002 Credit Agreement expires in June 2005. The Company intends to refinance the 2002 Credit Agreement prior to the end of calendar year 2004.

Future minimum lease payments under capital leases for the next five years and thereafter in total are as follows:

(in thousands)
2005	$2,492
2006	3,901
2007	1,358
2008	1,533
2009	200
After 2009	1,530

Total future minimum lease payments	11,014
Less amount representing interest	(1,579)

Amount recognized as capital lease obligation	$9,435

Our secured debt at June 30, 2004 and 2003 is comprised of industrial revenue bond obligations of $1.1 million and $1.3 million, respectively, and the capitalized lease obligations of $9.4 million and $11.9 million, respectively. These obligations are secured by the underlying assets.

NOTE 8 - NOTES PAYABLE AND LINES OF CREDIT

Notes payable to banks of $26.4 million and $7.9 million at June 30, 2004 and 2003, respectively, represent short-term borrowings under credit lines with commercial banks. These credit lines, translated into U.S. dollars at June 30, 2004 exchange rates, totaled $212.2 million at June 30, 2004, of which $185.8 million was unused. The weighted average interest rate for notes payable and lines of credit was 2.43 percent and 5.84 percent at June 30, 2004 and 2003, respectively.

NOTE 9 - INCOME TAXES

Income before income taxes and the provision for income taxes consisted of the following:

(in thousands)	2004	2003	2002
Income before provision for income taxes:
United States	$61,355	$15,954	$11,564
International	49,319	18,336	47,487

Total income before provision for income taxes and minority interest	$110,674	$34,290	$59,051

Current income taxes:
Federal	$12,016	$(5,362)	$(17,303)
State	(140)	55	1,070
International	19,704	12,258	19,255

Total current income taxes	31,580	6,951	3,022
Deferred income taxes	3,920	7,349	15,878

Provision for income taxes	$35,500	$14,300	$18,900

Effective tax rate	32.1%	41.7%	32.0%

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes was as follows:

(in thousands)	2004	2003	2002
Income taxes at U.S. statutory rate	$38,736	$12,002	$20,668
State income taxes, net of federal tax benefits	2,321	915	2,656
Combined tax effects of international income	(11,037)	(8,334)	(6,483)
Change in valuation allowance and other tax contingencies	5,586	10,253	990
Capital loss utilization	—	(3,344)	—
Electronics impairment charge	—	4,765	—
Other	(106)	(1,957)	1,069

Provision for income taxes	$35,500	$14,300	$18,900

The components of net deferred tax assets and liabilities are as follows:

(in thousands)	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$64,999	$56,347
Inventory valuation and reserves	26,571	24,025
Pension benefits	—	11,535
Other postretirement benefits	21,236	19,318
Accrued employee benefits	17,736	18,195
Other accrued liabilities	19,547	11,694
Intangible assets	17,105	20,128
Hedging activities	11,310	20,031
Marketable equity securities	222	1,333
FTC carryforward	1,995	3,314
Other	5,693	9,060

Total	186,414	194,980
Valuation allowance	(53,051)	(41,041)

Total deferred tax assets	$133,363	$153,939

Deferred tax liabilities:
Tax depreciation in excess of book	$59,204	$65,496
Pension benefits	15,578	—
Other	7,224	8,966

Total deferred tax liabilities	$82,006	$74,462

Total net deferred tax assets/liabilities	$51,357	$79,477

Deferred income taxes were not provided on cumulative undistributed earnings of international subsidiaries and affiliates. At June 30, 2004, unremitted earnings of non-U.S. subsidiaries were determined to be permanently reinvested. It is not practical to estimate the income tax effect that might be incurred if earnings were remitted to the United States.

Included in deferred tax assets at June 30, 2004 are unrealized tax benefits totaling $65.0 million related to net operating loss carryforwards for foreign and state income tax purposes. Of that amount, $4.8 million expires through June 2009, $0.7 million expires through June 2014, $4.8 million expires through June 2019, $9.6 million expires through 2024 and the remaining $45.1 million does not expire. The realization of these tax benefits is contingent on future taxable income in these jurisdictions. A valuation allowance of $43.2 million has been placed against a portion of these losses, resulting in a net deferred tax asset related to net operating loss carryforwards of $21.8 million. Of this amount, $8.1 million relates to state jurisdictions, $6.3 million relates to Germany, $2.7 million relates to Spain, $2.4 million relates to France, and the remaining $2.3 million is associated with Austria, Belgium, Brazil and Netherlands. In fiscal 2004, the valuation allowance related to net operating loss carryforwards increased $12.5 million. Of the $43.2 million valuation allowance, $17.8 million would be allocated to goodwill and $25.4 million would be allocated to income tax expense upon realization of these tax benefits. In addition, we have a federal tax credit carryforward of $2.0 million that expires in 2009.

A valuation allowance of approximately $9.8 million has been placed against other deferred tax assets in the United Kingdom, China and Germany. Of this amount, $2.2 million would be allocated to accumulated other comprehensive income and $7.6 million would be allocated to income tax expense upon realization of these tax benefits. In 2004, the valuation allowance related to these deferred tax assets decreased $0.5 million.

In December 2003, the German parliament adopted a substantial part of the government’s 2004 tax package. The major provisions of this tax law change are effective for Kennamental’s fiscal 2005. The law changes did not have a material impact on the Company’s global effective tax rate for 2004. These changes, without any action by the Company, would have a material future impact on the Company’s global effective tax rate. The Company is currently evaluating a business strategy related to our international operations that, if executed, is expected to partially mitigate the effect of the tax law change.

NOTE 10 - PENSION AND OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

We sponsor several pension plans that cover substantially all employees. Pension benefits under defined benefit pension plans are based on years of service and, for certain plans, on average compensation immediately preceding retirement. We fund pension costs in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA), as amended, for U.S. plans and in accordance with local regulations or customs for non-U.S. plans. Additionally, we maintain a supplemental executive retirement plan for various executives. The liability associated with this plan is also included in the pension disclosure below.

On November 13, 2003, Kennametal announced modifications to certain employee benefits, including a plan amendment for selected participants in the Retirement Income Plan (“RIP Plan”), new employer contributions to the defined contribution plan (“Thrift Plus Plan”) and changes to the retiree medical portion of the Other Postemployment Benefits Plan (“OPEB”). The RIP Plan previously covered the majority of the Company’s U.S. workforce. Effective January 1, 2004, no new non-union employees will become eligible to participate in the RIP Plan. Benefits under the RIP Plan continued to accrue after December 31, 2003 only for certain employees (“Grandfathered Participants”). Benefits for all other participants were frozen effective December 31, 2003. All eligible employees hired on or after January 1, 2004 and all non-Grandfathered Participants in the RIP Plan will be eligible to participate in the Thrift Plus Plan, which will provide for an employer fixed contribution equal to 3 percent of the employee’s compensation and will allow for an additional variable contribution from 0 percent up to 3 percent depending on the Company’s performance. The modification of the OPEB Plan will eliminate Kennametal’s obligation to provide a Company subsidy for employee medical costs for all employees who retire after January 1, 2009. The RIP Plan amendment resulted in a curtailment under, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and resulted in a pretax charge of $1.3 million in 2004. In connection with the amendments above, the Company also amended its Supplemental Executive Retirement Plan, effective January 1, 2004. Such amendment did not have an impact on the Company’s financial statements.

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

The Company uses a June 30 measurement date for all of its plans.

The funded status of our pension plans and amounts recognized in the consolidated balance sheets as of June 30 were as follows:

(in thousands)	2004	2003
Change in benefit obligation:
Benefit obligation, beginning of year	$562,568	$417,070
Service cost	13,707	13,098
Interest cost	31,305	30,103
Participant contributions	787	729
Actuarial (gains) losses	(17,940)	65,389
Benefits paid	(27,378)	(19,288)
Effect of curtailment and other	(15,835)	—
Effect of acquired businesses	—	40,475
Foreign currency translation adjustments	10,266	14,992
Plan amendments	349	—

Benefit obligation, end of year	$557,829	$562,568

Change in plan assets:
Fair value of plan assets, beginning of year	$405,430	$403,388
Actual return on plan assets	64,586	5,591
Company contributions	6,716	5,021
Participant contributions	787	729
Benefits paid	(27,378)	(19,288)
Other	—	(435)
Effect of acquired businesses	—	6,625
Foreign currency translation adjustments	3,953	3,799

Fair value of plan assets, end of year	$454,094	$405,430

Funded status of plans	$(103,734)	$(157,138)
Unrecognized transition obligation	2,622	2,483
Unrecognized prior service cost	3,883	5,283
Unrecognized actuarial losses	73,952	134,058

Net accrued liability	$(23,277)	$(15,314)

Amounts recognized in the balance sheet consist of:
Prepaid benefit	$58,389	$1,589
Intangible assets	4,520	8,382
Accumulated other comprehensive income	20,614	86,405
Accrued benefit obligation	(106,800)	(111,690)

Net accrued liability	$(23,277)	$(15,314)

Prepaid pension benefits are included in other long-term assets. Accrued pension benefit obligations are included in other long-term liabilities. The June 30, 2003 accrued benefit obligation of $0.2 million associated with the India mining and construction business has been reclassified and included in liabilities of operations held for sale. U.S. defined benefit pension plan assets consist principally of common stocks, corporate bonds and U.S. government securities. International defined benefit pension plan assets consist principally of common stocks, corporate bonds and government securities.

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

The accumulated benefit obligations for all defined benefit plans was $532.6 million and $509.9 million as of June 30, 2004 and 2003, respectively.

Included in the above information are pension plans with accumulated benefit obligations exceeding the fair value of plan assets as of June 30 as follows:

(in thousands)	2004	2003
Projected benefit obligation	$161,881	$551,382
Accumulated benefit obligation	150,728	504,590
Fair value of plan assets	44,063	393,739

The components of net pension cost (benefit) include the following:

(in thousands)	2004	2003	2002
Service cost	$13,707	$13,098	$11,195
Interest cost	31,305	30,103	27,328
Expected return on plan assets	(38,157)	(43,166)	(45,367)
Amortization of transition obligation	141	(1,355)	(1,998)
Amortization of prior service cost	702	772	757
Effect of curtailment	1,299	—	—
Recognition of actuarial losses (gains)	1,606	(495)	(2,317)

Net cost (benefit)	$10,603	$(1,043)	$(10,402)

As of June 30, 2004, the projected benefit payments including future service accruals for these plans are as follows:

(in thousands)

2005	$24,667
2006	26,536
2007	27,476
2008	28,925
2009	31,730
2010 - 2014	183,792

The Company’s defined benefit pension plans’ asset allocations as of June 30, 2004 and 2003 and target allocations for 2005, by asset class, are as follows:

	Plan Assets
	June 30,		Target %
	2004	2003	2005
Domestic equity	47%	47%	50%
International equity	26%	23%	20%
Fixed income	27%	30%	30%
Other	0%	0%	0%

The primary objective of the pension plans’ investment policy is to ensure that sufficient assets are available to provide the benefit obligations at the time these obligations come due. Investment management practices must comply with ERISA and all applicable regulations and rulings thereof.

The overall investment strategy for the defined benefit pension plans’ assets combines considerations of preservation of principal and moderate risk-taking. The assumption of an acceptable level of risk is warranted in order to achieve satisfactory results consistent with the long-term objectives of the portfolio. Fixed income securities comprise a significant portion of the portfolio due to their plan-liability-matching characteristics and to address the plans’ cash flow requirements. Additionally, diversification of investments within each asset class is utilized to further reduce the impact of losses in single investments.

The Company expects to contribute $7.0 million to its pension plans in 2005.

The funded status of our other postretirement benefit plan and amounts recognized in the consolidated balance sheets were as follows:

(in thousands)	2004	2003
Change in benefit obligation:
Benefit obligation, beginning of year	$45,265	$42,120
Service cost	1,009	1,259
Interest cost	2,361	2,930
Actuarial losses	369	2,359
Plan amendment	(9,745)	—
Benefits paid	(3,130)	(3,403)

Benefit obligation, end of year	$36,129	$45,265

Funded status of plans	$(36,129)	$(45,265)
Unrecognized prior service cost	(6,872)	672
Unrecognized actuarial gains	(1,762)	(2,053)

Net accrued obligation	$(44,763)	$(46,646)

The components of other postretirement cost include the following:

(in thousands)	2004	2003	2002
Service cost	$1,009	$1,259	$1,291
Interest cost	2,361	2,930	2,950
Amortization of prior service cost	(2,066)	406	406
Recognition of actuarial gains	(189)	(108)	(247)

Net cost	$1,115	$4,487	$4,400

As of June 30, 2004, the projected benefit payments including future service accruals for our other postretirement benefit plan are as follows:

(in thousands)

2005	$3,389
2006	3,494
2007	3,532
2008	3,506
2009	3,580
2010 - 2014	16,639

The significant actuarial assumptions used to determine the present value of net benefit obligations for our pension and other postretirement benefit plans were as follows:

	2004	2003	2002
Discount rate:
U.S. plans	6.5%	6.0%	7.3%
International plans	5.3-6.5%	5.0-6.3%	6.0-6.8%
Rates of future salary increases:
U.S. plans	2.5-5.0%*	4.5%	4.5%
International plans	3.0-4.5%	3.0-4.0%	3.3-4.0%

* The rate of future salary increases for the RIP Plan for grandfathered participants utilized was 2.5 percent to 5.0 percent and was applied on a graded scale based on age. All other U.S. plans utilized a future salary increase rate of 4.5 percent.

The significant assumptions used to determine the net (benefit) costs for our pension and other postretirement benefit plans were as follows:

	2004	2003	2002
Discount rate:
U.S. plans	6.0%	7.3%	7.5%
International plans	5.0-6.3%	6.0-6.8%	5.5-6.8%
Rates of future salary increases:
U.S. plans	4.5%	4.5%	4.5%
International plans	3.0-4.0%	3.3-4.0%	3.0-4.3%
Rates of return on plan assets:
U.S. plans	8.5%	9.5%	10.0%
International plans	6.5-7.3%	6.5-7.3%	6.5-8.0%

The rates of return on plan assets are based on historical performance as well as future expected returns by asset class considering macroeconomic conditions, current portfolio mix, long-term investment strategy and other available relevant information.

The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for our postretirement benefit plan was as follows:

	2004	2003	2002
Health care cost trend rate assumed for next year	8.0%	9.0%	10.0%
Rate to which the cost trend rate gradually declines	5.0%	5.0%	5.0%
Year that the rate reaches the rate at which it is assumed to remain	2007	2007	2007

Assumed health care cost trend rates have a significant effect on the cost components and obligation for the health care plans. A change of one percentage point in the assumed health care cost trend rates would have the following effects on the total service and interest cost components of other postretirement cost and the other postretirement benefit obligation at June 30, 2004:

(in thousands)	1 % Increase	1 % Decrease
Effect on total of service and interest cost components	$190	$160
Effect on other postretirement benefit obligation	1,940	1,690

We also sponsor several defined contribution pension plans. Pension costs for defined contribution plans were $18.8 million, $12.4 million and $9.1 million in 2004, 2003 and 2002, respectively. Effective October 1, 1999, company contributions to U.S. defined contribution pension plans are made primarily in our capital stock, resulting in the issuance of 148,530, 146,350 and 155,097 shares during 2004, 2003 and 2002, respectively, with a market value of $7.9 million, $4.4 million and $5.8 million, respectively. We temporarily suspended all company contributions to certain defined contribution plans from January 1, 2002 through January 1, 2003.

We provide for postemployment benefits pursuant to SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” We accrue the cost of separation and other benefits provided to former or inactive employees after employment but before retirement. Postemployment benefit costs were not significant in 2004, 2003 and 2002.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive income (loss) consist of the following:

Twelve Months Ended June 30 (in thousands),	2004	2003	2002
Net income	$73,578	$18,130	$38,498
Cumulative effect of change in accounting principle	—	—	(250,406)
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax	(2,254)	(4,879)	(1,372)
Reclassification of unrealized gain (loss) on matured derivatives, net of tax	6,226	5,157	(1,902)
Unrealized (loss) gain on securities available-for-sale, net of tax	(193)	321	(1,774)
Minimum pension liability adjustment, net of tax	43,685	(54,696)	(945)
Foreign currency translation adjustments	23,218	51,163	23,104

Comprehensive income (loss)	$144,260	$15,196	$(194,797)

As of June 30, 2004 (in thousands)	Pretax	Tax	After-tax
Unrealized loss on securities available-for-sale	$(584)	$222	$(362)
Unrealized loss on derivatives designated and qualified as cash flow hedges	(2,494)	948	(1,546)
Minimum pension liability adjustment	(20,614)	5,138	(15,476)
Foreign currency translation adjustments	(4,852)	35,205	30,353

Total accumulated other comprehensive income	$(28,544)	$41,513	$12,969

As of June 30, 2003 (in thousands)	Pretax	Tax	After-tax
Unrealized loss on securities available-for-sale	$(273)	$104	$(169)
Unrealized loss on derivatives designated and qualified as cash flow hedges	(8,900)	3,382	(5,518)
Minimum pension liability adjustment	(86,405)	27,244	(59,161)
Foreign currency translation adjustments	(25,819)	32,954	7,135

Total accumulated other comprehensive (loss)	$(121,397)	$63,684	$(57,713)

NOTE 12 — RESTRUCTURING AND ASSET IMPAIRMENT CHARGES In 2004, the Company did not initiate any new restructuring programs or incur any impairment charges. The restructuring expense recorded in 2004 relates to programs previously initiated.

In accordance with SFAS No. 144, in June 2003, we completed an assessment of the carrying value of certain long-lived assets in the Electronics business. As a result of this assessment, we recorded a pretax charge of $16.1 million as a component of restructuring and asset impairment charges. The charge was a result of price declines caused by persistent global overcapacity and low-cost Asia competition. The fixed asset impairment charge reduced the book value of Electronics’ assets to $2.6 million at June 30, 2003.

2003 Facility Consolidation Program In June 2003, we approved a facility consolidation program, resulting in a total restructuring charge of $2.0 million: $0.3 million recorded in 2004 and $1.7 million recorded in 2003. The plan included the closure of two regional operating centers and the Framingham manufacturing facility and a workforce reduction. In conjunction with the program, we recorded an asset write-down in 2003 related to fixed assets that will be disposed of as a result of the restructuring program. All actions pertain to the MSSG segment. All costs associated with the restructuring program are completed, except certain lease costs, which extend to 2005. The changes in the restructuring accrual are as follows:

	Accrual at		Expense	Cash	Accrual at
(in thousands)	June 30, 2003	Expense	Adjustment	Expenditures	June 30, 2004
Employee severance	$1,188	$70	$(165)	$(1,093)	$—
Facility rationalization	144	262	—	(272)	134

Total	$1,332	$332	$(165)	$(1,365)	$134

	Accrual at		Asset	Cash	Accrual at
(in thousands)	June 30, 2002	Expense	Write-down	Expenditures	June 30, 2003
Employee severance	$—	$1,188	$—	$—	$1,188
Facility rationalization	—	460	(316)	—	144

Total	$—	$1,648	$(316)	$—	$1,332

2003 Workforce Restructuring Program In October 2002, we announced a global salaried workforce reduction of approximately 5 percent. The program resulted in $2.8 million of charges for the MSSG segment, $2.6 million for AMSG, $1.3 million for J&L, $0.1 million for FSS and $1.2 million for Corporate, all recorded in 2003. All remaining cash payments are expected to be completed by September 30, 2004. The changes in the restructuring accrual are as follows:

	Accrual at		Expense	Cash	Accrual at
(in thousands)	June 30, 2003	Expense	Adjustment	Expenditures	June 30, 2004
Employee severance	$1,835	$—	$—	$(1,551)	$284

Total	$1,835	$—	$—	$(1,551)	$284

	Accrual at		Expense	Cash	Accrual at
(in thousands)	June 30, 2002	Expense	Adjustment	Expenditures	June 30, 2003
Employee severance	$—	$8,345	$(434)	$(6,076)	$1,835

Total	$—	$8,345	$(434)	$(6,076)	$1,835

Widia Integration We implemented two Widia acquisition-related integration programs (Kennametal Integration Restructuring Program and the Widia Integration Plan), which together resulted in a global headcount reduction of approximately 760 positions (385 in Europe and 375 in India). We completed the integration plan in Europe and India and closed six sales offices, three manufacturing facilities and closed or consolidated four warehouses. All costs associated with the integration have been incurred, and the remaining cash payments for certain lease and severance costs have extended into 2005.

Kennametal Integration Restructuring Program This program includes employee severance costs associated with existing Kennametal facilities.

The changes in the restructuring accrual are as follows:

	Accrual at		Cash	Translation	Accrual at
(in thousands)	June 30, 2003	Expense	Expenditures	Adjustment	June 30, 2004
Employee severance	$3,640	$3,522	$(6,680)	$127	$609

Total	$3,640	$3,522	$(6,680)	$127	$609

	Accrual at		Cash	Translation	Accrual at
(in thousands)	June 30, 2002	Expense	Expenditures	Adjustment	June 30, 2003
Employee severance	$—	$6,956	$(3,316)	$—	$3,640

Total	$—	$6,956	$(3,316)	$—	$3,640

Widia Integration Plan In connection with the acquisition, we established a Widia integration plan to develop centers of excellence in functional areas and enable long-term growth and competitive advantages. Costs incurred under this plan were accounted for under EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” As a result, these costs were recorded as part of the Widia purchase price allocation. The changes in the restructuring accrual are as follows:

	Accrual at	Adjustment	Cash	Translation	Accrual at
(in thousands)	June 30, 2003	to Goodwill	Expenditures	Adjustment	June 30, 2004
Facility rationalizations	$1,357	$4,138	$(2,270)	$364	$3,589
Employee severance	14,934	1,547	(10,356)	1,574	7,699
Terminated contracts	463	—	(493)	30	—

Total	$16,754	$5,685	$(13,119)	$1,968	$11,288

	Accrual at	Adjustment	Cash	Translation	Accrual at
(in thousands)	June 30, 2002	to Goodwill	Expenditures	Adjustment	June 30, 2003
Facility rationalizations	$—	$4,678	$(3,321)	$—	$1,357
Employee severance	—	19,783	(4,849)	—	14,934
Terminated contracts	—	1,401	(938)	—	463

Total	$—	$25,862	$(9,108)	$—	$16,754

Widia Restructuring In connection with our acquisition of Widia, we assumed $2.4 million of restructuring accruals related to restructuring programs initiated by Widia prior to the acquisition date. These programs, initiated in December 2001, related to the severance of 156 European employees in both production and administration. During 2004, we completed the restructuring and made cash payments of $0.2 million. The accrual balance at June 30, 2003 of $0.2 million represents a decrease of $2.2 million related to cash payments made in 2003.

2002 AMSG and MSSG Restructuring In November 2001, we announced a restructuring program whereby we recognized charges of $17.3 million. This was done in response to continued steep declines in the end market demand in the Electronics and Industrial Products Group businesses. All initiatives under this program have been implemented and completed.

These costs are related to the closing and consolidation of the AMSG electronics facility in Chicago, Illinois, and MSSG Industrial Products Group’s Pine Bluff, Arkansas and Monticello, Indiana locations, the production of a particular line of products in Rogers, Arkansas and several customer service centers. As a result, we recorded restructuring charges of $14.8 million during 2002 related to exit costs associated with these actions, including severance for substantially all 337 employees at the closed facilities. We also recorded a charge of $2.5 million related to severance for 84 individuals, primarily in the MSSG segment. During 2004, we made cash payments of $0.3 million, and the remaining balance of the accrual as of June 30, 2004 is immaterial. The changes in the accrual for 2003 are as follows:

	Accrual at		Expense	Cash	Accrual at
(in thousands)	June 30, 2002	Expense	Adjustment	Expenditures	June 30, 2003
Facility rationalizations	$2,977	$15	$(511)	$(2,180)	$301
Employee severance	1,220	110	(2)	(1,229)	99

Total	$4,197	$125	$(513)	$(3,409)	$400

2002 and 2001 J&L and FSS Business Improvement Programs In 2002, we continued our J&L and FSS business improvement programs initiated in 2001. In the J&L segment during 2002, we recorded restructuring and asset impairment charges of $5.3 million related to the write-down of a portion of the value of a business system, $2.5 million for severance for 81 individuals and $1.7 million related to the closure of 10 satellites and two call centers. In the FSS segment for 2002, we recorded restructuring charges of $0.7 million for severance related to 34 individuals. Total charges related to this plan were $19 million. During the third quarter of 2003, we completed the 2001 J&L and FSS Business Improvement Programs and incurred cash payments of $1.2 million and $3.2 million related to the programs in 2003 and 2002, respectively.

NOTE 13 — FINANCIAL INSTRUMENTS

The methods used to estimate the fair value of our financial instruments are as follows:

Cash and Equivalents, Current Maturities of Long-Term Debt and Notes Payable to Banks The carrying amounts approximate their fair value because of the short maturity of the instruments.

Marketable Equity Securities The fair value is estimated based on quoted market prices, as adjusted for the currency exchange rate at June 30.

Long-Term Debt Fixed rate debt had a fair market value of $331.3 million and $352.0 million in 2004 and 2003, respectively. The fair value is determined based on quoted market price of this debt as of June 30.

Foreign Exchange Contracts The notional amount of outstanding foreign exchange contracts, translated at current exchange rates, was $78.1 million and $136.5 million at June 30, 2004 and 2003, respectively. We would have received $0.3 million at June 30, 2004, and would have paid $3.1 million at June 30, 2003, to settle these contracts, representing the fair value of these agreements. Under SFAS No. 133, the carrying value equals the fair value for these contracts at June 30, 2004 and 2003. Fair value was estimated based on quoted market prices of comparable instruments.

Interest Rate Swap Agreements At June 30, 2004 and 2003, we had interest rate swap agreements outstanding that effectively convert notional amounts of $55.2 million and $53.6 million, respectively, of debt from floating to fixed interest rates. We would have received $0.3 million and paid $1.6 million at June 30, 2004 and 2003, respectively, to settle these interest rate swap agreements, which represents the fair value of these agreements.

During 2002, we entered into interest rate swap agreements which mature in 2012 to convert $200 million of our fixed rate debt to floating rate debt. These contracts require periodic settlement; the difference between amounts to be received and paid under the interest rate swap agreements is recognized in interest expense. In April 2003, we terminated these contracts and received a cash payment of $15.5 million. This gain is amortized as a component of interest expense over the life of the debt using the effective interest rate method. Upon termination of the contracts in April, we entered into a new interest rate swap agreement with a notional amount of $200 million and a maturity date of June 2012. As of June 30, 2004 and 2003, we recorded a loss of $8.3 million and a gain of $8.4 million, respectively, related to these contracts. We record the gain or loss of these contracts in the balance sheet, with the offset to the carrying value of the Senior Unsecured Notes. Any gain or loss resulting from changes in the fair value of these contracts offset the corresponding gains or losses from changes in the fair values of the Senior Unsecured Notes. As a result, changes in the fair value of these contracts had no net impact on current year earnings.

Under SFAS No. 133, the carrying value equals the fair value for the interest rate swap agreements at June 30, 2004 and 2003. Fair value was estimated based on the mark-to-market value of the contracts, which closely approximates the amount that we would receive or pay to terminate the agreements at year end.

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

We are exposed to counterparty credit risk for nonperformance of derivatives and, in the unlikely event of nonperformance, to market risk for changes in interest and currency rates. We manage exposure to counterparty credit risk through credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. We do not anticipate nonperformance by any of the counterparties. As of June 30, 2004 and 2003, we had no significant concentrations of credit risk.

NOTE 14 — STOCK OPTIONS, AWARDS AND PURCHASE PLAN

Stock options generally are granted to eligible employees at fair market value at the date of grant. Options are exercisable under specified conditions for up to 10 years from the date of grant. During 2002, Kennametal established the Kennametal Inc. Stock and Incentive Plan of 2002 (the 2002 Plan), pursuant to which eligible individuals may be granted awards. The 2002 Plan eliminated further grants or awards under any prior stock option plan. Prior to the approval of the 2002 Plan, Kennametal had four plans under which options were granted: the 1992 Plan, the 1996 Plan and two 1999 Plans.

Under provisions of the 2002 Plan, participants may deliver our stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair value of shares delivered in 2004 and 2002 was $0.3 million and $0.2 million, respectively. Shares delivered in 2003 were not significant.

Stock option activity for 2004, 2003 and 2002 is set forth below:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
Number of Options	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Options outstanding, beginning of year	4,025,417	$32.92	3,307,854	$32.08	2,913,436	$32.08
Granted	520,250	39.16	1,029,975	30.57	964,025	38.67
Exercised	(703,216)	28.86	(63,672)	26.49	(382,542)	28.54
Lapsed and forfeited	(156,562)	39.71	(248,740)	35.98	(187,065)	45.24

Options outstanding, end of year	3,685,889	$34.28	4,025,417	$32.91	3,307,854	$33.75

Options exercisable, end of year	2,327,893	$33.75	2,276,984	$33.20	1,882,539	$33.37

Weighted average fair value of options granted during the year		$11.82		$8.77		$12.24

Stock options outstanding at June 30, 2004:

	Options Outstanding			Options Exercisable
		Weighted
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of Exercise Prices	Options	Life (years)	Exercise Price	Options	Exercise Price
$20.63 – $26.00	639,947	5.51	$24.46	639,947	$24.46
26.07 – 29.64	333,182	6.85	27.84	264,516	27.39
29.76 – 29.81	634,561	8.06	29.80	190,378	29.80
29.82 – 38.30	525,815	4.94	34.58	395,163	34.55
38.44 – 38.44	534,176	7.08	38.44	347,619	38.44
38.48 – 40.69	597,108	8.72	39.28	127,469	40.54
41.08 – 53.97	421,100	4.39	48.33	362,801	49.12

	3,685,889	6.61	$34.28	2,327,893	$33.75

In addition to stock option grants, the 2002 Plan permits the award of restricted stock to directors, officers and key employees. During 2004, 2003 and 2002, we granted restricted stock awards of 136,715, 286,075 and 124,298 shares, respectively, which vest over periods of one to six years from the grant date. For some grants, vesting may accelerate due to achieving certain performance goals. Restricted stock awards are considered unearned compensation until vesting occurs due to the passage of time or achievement of certain performance goals. As of June 30, 2004, 2003 and 2002, unearned compensation related to restricted stock was $4.7 million, $9.1 million and $4.7 million, respectively. Unearned compensation is amortized to expense over the vesting period. Compensation expense related to these awards was $4.8 million, $4.9 million and $2.0 million in 2004, 2003 and 2002, respectively.

As of June 30, 2004, the Employee Stock Purchase Plan (ESPP) provided for the issuance of up to 1,500,000 shares of capital stock through payroll deductions. On July 27, 2004, the ESPP was amended to reduce the number of shares available for issuance thereunder to 300,000. Employees who choose to participate in the ESPP receive an option to purchase capital stock at a discount equal to the lower of 85 percent of the fair market value of the capital stock on the first or last day of a purchase period. Employees purchased 25,956, 31,580 and 24,944 shares under the ESPP during 2004, 2003 and 2002, respectively.

NOTE 15 — ENVIRONMENTAL MATTERS

We are involved in various environmental cleanup and remediation activities at several of our manufacturing facilities. In addition, we are currently named as a potentially responsible party (PRP) at the Li Tungsten Superfund site in Glen Cove, New York. In December 1999, we recorded a remediation reserve of $3.0 million with respect to our involvement in these matters, which was recorded as a component of operating expense. This represents our best estimate of the undiscounted future obligation based on our evaluations and discussions with outside counsel and independent consultants, and the current facts and circumstances related to these matters. We recorded this liability because certain events occurred, including the identification of other PRPs, an assessment of potential remediation solutions, and direction from the government for the remedial action plan, that clarified our level of involvement in these matters and our relationship to other PRPs. This led us to conclude that it was probable that a liability had been incurred. At June 30, 2004, we had an accrual of $2.8 million recorded relative to this environmental issue.

In addition to the amount currently reserved, we may be subject to loss contingencies related to these matters estimated to be up to an additional $3.0 million. We believe that such undiscounted unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. The reserved and unreserved liabilities for all environmental concerns could change substantially in the near term due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs, and the involvement of and direction taken by the government on these matters.

Additionally, we also maintain reserves for other potential environmental issues associated with our domestic operations and a location operated by our German subsidiary. At June 30, 2004, the total of these accruals was $1.0 million and represents anticipated costs associated with the remediation of these issues. Cash payments of $0.3 million were made against this reserve during the year.

As a result of the Widia acquisition, we established an environmental reserve of $6.2 million. This reserve is used for environmental cleanup and remediation activities at several Widia manufacturing locations. This liability represents our estimate of the future obligation based on our evaluations and discussions with independent consultants and the current facts and circumstances related to these matters. At June 30, 2004, we had an accrual of $5.5 million recorded relative to these environmental exposures. Cash payments of $0.9 million were made against this reserve during 2004. We have also recorded foreign currency translation adjustments of $0.2 million during 2004.

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

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Legal Matters Various lawsuits arising during the normal course of business are pending against us. In our opinion, the ultimate liability, if any, resulting from these matters will have no significant effect on our consolidated financial positions or results of operations.

Lease Commitments We lease a wide variety of facilities and equipment under operating leases, primarily for warehouses, production and office facilities, and equipment. Lease expense under these rentals amounted to $30.2 million, $26.7 million and $23.5 million in 2004, 2003 and 2002, respectively. Future minimum lease payments for non-cancelable operating leases are $22.9 million, $14.3 million, $9.4 million, $7.1 million and $4.2 million for the years 2005 through 2009, and $33.2 million thereafter.

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

Related Party Transactions Sales to affiliated companies were $18.7 million, $17.5 million, and $13.3 million in 2004, 2003 and 2002, respectively. We do not have any other related party transactions that affect our operations, results of operations, cash flow or financial condition.

NOTE 17 — RIGHTS PLAN

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

NOTE 18 — SEGMENT DATA

We operate four global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG), J&L Industrial Supply (J&L) and Full Service Supply (FSS), and Corporate. The presentation of segment information reflects the manner in which we organize segments for making operating decisions and assessing performance.

Intersegment sales are accounted for at arm’s-length prices, reflecting prevailing market conditions within the various geographic areas. Such sales and associated costs are eliminated in our consolidated financial statements.

Sales to a single customer did not aggregate 10 percent or more of total sales in 2004, 2003 or 2002. Export sales from U.S. operations to unaffiliated customers were $73.1 million, $64.6 million and $65.1 million in 2004, 2003 and 2002, respectively.

METALWORKING SOLUTIONS & SERVICES GROUP In the MSSG segment, we provide consumable metalcutting tools and tooling systems to manufacturing companies in a wide range of industries throughout the world. Metalcutting operations include turning, boring, threading, grooving, milling and drilling. Our tooling systems consist of a steel toolholder and a cutting tool such as an indexable insert or drill made from cemented tungsten carbides, high-speed steel and other hard materials. We also provide solutions to our customers’ metalcutting needs through engineering services aimed at improving their competitiveness.

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

J&L INDUSTRIAL SUPPLY In this segment, we provide metalworking consumables, related products, and related technical and supply chain related productivity services to small- and medium-sized durable goods manufacturers in the United States and the United Kingdom. J&L markets products and services through a number of channels, including field sales, telesales, wholesalers and direct marketing. All channels are supported by catalogs, direct mail flyers and the Internet.

FULL SERVICE SUPPLY In the FSS segment, we provide metalworking consumables and related products to large- and medium-sized manufacturers in the United States and Canada. FSS offers integrated supply programs that provide inventory management systems and just-in-time availability, and programs that focus on total cost savings.

Segment data is summarized as follows:

(in thousands)	2004	2003	2002
External sales:
MSSG	$1,198,505	$1,086,831	$889,544
AMSG	419,073	353,262	312,780
J&L	218,295	196,170	226,010
FSS	135,568	122,694	155,408

Total external sales	$1,971,441	$1,758,957	$1,583,742

Intersegment sales:
MSSG	$124,994	$109,790	$118,968
AMSG	34,579	29,137	24,167
J&L	1,502	1,989	2,083
FSS	2,815	3,134	2,747

Total intersegment sales	$163,890	$144,050	$147,965

Total sales:
MSSG	$1,323,499	$1,196,621	$1,008,512
AMSG	453,652	382,399	336,947
J&L	219,797	198,159	228,093
FSS	138,383	125,828	158,155

Total sales	$2,135,331	$1,903,007	$1,731,707

Operating income (loss):
MSSG	$126,657	$88,213	$96,581
AMSG	53,168	19,762	27,523
J&L	19,547	6,140	(681)
FSS	818	(56)	2,014
Corporate	(65,348)	(46,134)	(34,120)

Total operating income	134,842	67,925	91,317
Interest expense	25,884	36,166	32,627
Other (income) expense, net	(1,716)	(2,531)	(361)

Income before income taxes and minority interest	$110,674	$34,290	$59,051

Depreciation and amortization:
MSSG	$44,413	$57,674	$51,897
AMSG	7,283	12,325	12,065
J&L	2,272	2,654	2,398
FSS	1,610	1,658	1,852
Corporate	10,411	9,732	5,417

Total depreciation and amortization	$65,989	$84,043	$73,629

Equity income (loss):
MSSG	$766	$849	$629
AMSG	393	(447)	(16)

Total equity income	$1,159	$402	$613

Total assets:
MSSG	$1,053,806	$1,050,161	$738,654
AMSG	452,589	376,559	361,122
J&L	109,274	108,142	112,722
FSS	51,260	41,330	56,078
Corporate	271,734	246,356	255,035

Total assets	$1,938,663	$1,822,548	$1,523,611

Segment data (continued):

(in thousands)	2004	2003	2002
Capital expenditures:
MSSG	$43,382	$33,992	$26,257
AMSG	8,535	5,921	8,168
J&L	1,392	2,281	2,537
FSS	837	281	437
Corporate	2,816	6,938	6,641

Total capital expenditures	$56,962	$49,413	$44,040

Investments in affiliated companies:
MSSG	$12,458	$10,903	$8,354
AMSG	3,317	2,877	3,327

Total investments in affiliated companies	$15,775	$13,780	$11,681

Geographic information for sales, based on country of origin, and assets is follows:

(in thousands)	2004	2003	2002
External sales:
United States	$1,098,704	$1,011,222	$1,085,297
Germany	321,225	285,364	171,199
United Kingdom	91,828	85,947	79,906
Canada	65,569	55,516	51,814
Other	394,115	320,908	195,526

Total external sales	$1,971,441	$1,758,957	$1,583,742

Total assets:
United States	$1,082,464	$989,607	$1,087,716
Germany	393,531	441,289	162,900
United Kingdom	64,177	77,803	91,548
Canada	26,693	23,740	20,776
Other	371,798	290,109	160,671

Total assets	$1,938,663	$1,822,548	$1,523,611

NOTE 19 – SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
(in thousands, except per share data)	Sep. 30	Dec. 31	Mar. 31	Jun. 30
FISCAL 2004
Sales	$444,575	$460,778	$524,230	$541,858
Gross profit	144,107	147,632	175,854	185,774
Net income (a)	8,764	10,892	24,070	29,852
Basic earnings per share (c)	0.25	0.31	0.67	0.83
Diluted earnings per share (c)	0.24	0.30	0.66	0.81
FISCAL 2003
Sales	$404,218	$431,731	$459,243	$463,765
Gross profit	130,969	137,483	151,661	148,791
Net income (loss) (b)	10,829	2,470	9,699	(4,868)
Basic earnings (loss) per share (c)	0.31	0.07	0.28	(0.14)
Diluted earnings (loss) per share (c)	0.31	0.07	0.27	(0.14)

(a)	Net income includes restructuring charges of $0.6 million and $3.1 million for the quarters ended September 30, 2003 and December 31, 2003, respectively.

(b)	Net income (loss) includes restructuring charges of ($0.2) million, $8.6 million, $3.3 million, and $4.2 million for the quarters ended September 30, 2002, December 30, 2002, March 31, 2003 and June 30, 2003, respectively. Impairment charges included in net loss for the quarter ended June 30, 2003 were $16.1 million.

(c)	Earnings per share amounts for each quarter are computed using the weighted average number of shares outstanding during the quarter. Earnings per share amounts for the full year are computed using the weighted average number of shares outstanding during the year. Thus, the sum of the four quarters’ earnings per share does not always equal the full-year earnings per share.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

Part III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS OF THE REGISTRANT

Information regarding the officers of Kennametal Inc. is as follows: Name, Age and Position, Experience During Past Five Years.(2)

Markos I. Tambakeras, 53(1)
Chairman, President and Chief Executive Officer

Chairman of the Board effective July 1, 2002. President and Chief Executive Officer since July 1, 1999. Formerly employed by Honeywell Inc. (a diversified technology and manufacturing company) as President of Industrial Controls Business from 1997 to 1999.

R. Daniel Bagley, 44(1)
Vice President, Corporate Strategy and MSSG Global Marketing

Vice President since July 2002. Formerly, Business Development Director and Industrial Consultant for Deloitte & Touche Consulting Group (a professional services firm) from 1997 to 2002.

James R. Breisinger, 54(1)
Vice President; President, Advanced Materials Solutions Group

Vice President since 1990. President, Advanced Materials Solutions Group from August 2000. Chief Financial Officer from September 1998 to August 2000.

Carlos M. Cardoso, 46(1)
Vice President; President, Metalworking Solutions and Services Group

Vice President, President, Metalworking Solutions and Services Group since April 2003. Formerly, President, Pump Division, Flowserve Corporation (a manufacturer of flow management products and services) from August 2001 to March 2003; Vice President and General Manager, Engine Systems and Accessories, of Honeywell International, Inc. (formerly Allied Signal, Inc., a diversified technology and manufacturing company) from March 1999 to August 2001.

M. Rizwan Chand, 40(1)
Vice President, Human Resources and Corporate Relations

Vice President, Human Resources and Corporate Relations since May 2000. Formerly, Vice President, Human Resources, Aetna International (a provider of health benefits) in 1999; Senior Vice President, Global Human Resources, Mary Kay Inc. (a seller of skincare and color cosmetics) from 1996 to 1998.

Stanley B. Duzy, Jr., 57(1)
Vice President, Chief Administrative Officer

Vice President since November 1999. Chief Administrative Officer since 1999. Formerly, Vice President, Industrial Controls Business, Honeywell Inc. (a diversified technology and manufacturing company) from 1998 to 1999.

F. Nicholas Grasberger III, 40(1)
Vice President, Chief Financial Officer

Vice President and Chief Financial Officer since August 2000. Formerly, Corporate Treasurer, H.J. Heinz Company (a manufacturer of processed food products) from 1997 to 2000.

David W. Greenfield, 54(1)
Vice President, Secretary and General Counsel

Vice President, Secretary and General Counsel since October 2001. Formerly, member, Buchanan Ingersoll Professional Corporation (attorneys-at-law) July 2000 to September 2001; Special Counsel, ArvinMeritor (a provider of components for vehicles) from

February 1999 to July 2000; Senior Vice President, General Counsel and Secretary, Meritor Automotive, Inc. (predecessor to ArvinMeritor) from May 1997 to February 1999.

Timothy A. Hibbard, 47(1)
Corporate Controller and Chief Accounting Officer

Corporate Controller and Chief Accounting Officer since February 2002. Formerly, Director of Finance, Advanced Materials Solutions Group from September 2000 to February 2002; Vice President and Controller, Greenfield Industries, Inc. from October 1998 to September 2000.
William Y. Hsu, 56(1)
Vice President, Chief Technical Officer

Vice President since April 2004. Formerly, Vice President & Chief Technical Officer, DuPont Performance Materials from January to April 2004; Vice President, Technology, Sustainable Growth & Americas, DuPont Engineering Polymers from July to December 2003; Vice President, Technology & Americas, DuPont Engineering Polymers from February 1999 to 2003. (Dupont is a manufacturer of technology-based products.)

Ronald C. Keating, 36
Vice President; Group Vice President, Energy, Mining and Construction Services

Vice President since July 2004. Group Vice President of Energy, Mining and Construction Services from September of 2004. Vice President and General Manager of Mining and Group Construction from April 2002. Vice President and General Manager of Electronics Products Group from July 2001 to January 2003. Formerly employed by Ingersoll-Rand (a provider of climate control, industrial solutions, infrastructure development and security and safety products) from 1998 to 2001 as Business Unit Manager for Blaw-Knox Globally and General Manager of the Small Paver Division.

Brian E. Kelly, 41
Assistant Treasurer and Director of Tax

Assistant Treasurer and Director of Tax since September 1998.

Lawrence J. Lanza, 55(1)
Corporate Treasurer

Corporate Treasurer since July 2003. Assistant Treasurer and Director of Treasury Services from April 1999 to July 2003.

James E. Morrison, 53(1)
Vice President, Mergers and Acquisitions

Vice President since 1994. Treasurer from 1987 to July 2003.

Wayne D. Moser, 51
Vice President, General Manager, Industrial Products Europe

Vice President since 1998. General Manager, Industrial Products Europe, since July 2003. Integration Director from May 2002 to June 2003. General Manager, Mining & Construction from 1997 to 2002.

Ralph G. Niederst, 53(1)
Vice President, Chief Information Officer

Vice President since May 2000. Formerly, Director of Management Information Technology, Heckett Multiserv ( a division of Harsco Corporation, a provider of on-site outsourced mill services) from 1995 to 2000.

Kevin G. Nowe, 52
Assistant Secretary, Assistant General Counsel

Assistant General Counsel since 1992. Assistant Secretary since 1993.

Ajita G. Rajendra, 52
Vice President, General Manager, Industrial Products Group

Vice President since 1998. General Manager, Industrial Products Group since 1997.

P. Mark Schiller, 56
Vice President, Director of Distribution Services

Vice President since 1992. Director of Distribution Services since 1990.

Michael P. Wessner, 43(1)
Vice President; President, J&L Industrial Supply

Vice President since January 2001. President, J&L Industrial Supply since April 2003. Chief Operating Officer from January 2001 to April 2003. Formerly, Chief Executive Officer, Emco/ESS Holdings (a distributor of office supplies and furniture) from 1999 to 2000; and Vice President, Midwest Region for Office Depot (a global supplier of office products and services) from 1995 to 1999.

Notes

(1)	Executive officer of the Registrant for purposes of Section 16 of the Securities and Exchange Act of 1934.

(2)	Each officer has been elected by the Board of Directors to serve until removed or until a successor is elected and qualified, and has served continuously as an officer since first elected.

Incorporated herein by reference is the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 30, 2004 (2004 Proxy Statement).

Incorporated herein by reference is the information set forth under the caption “Ethics and Corporate Governance—Code of Business Ethics and Conduct” in the 2004 Proxy Statement.

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee of the Company’s Board of Directors include: Kathleen J. Hempel, Ronald M. DeFeo, A. Peter Held, Aloysius T. McLaughlin, Jr. and Lawrence W. Stranghoener. Incorporated herein by reference is the information set forth in the second and third sentences under the caption “Board of Directors and Board Committees – Committee Functions – Audit Committee” in the 2004 Proxy Statement.

ITEM 11 — EXECUTIVE COMPENSATION

Incorporated herein by reference is the information set forth under the caption “Compensation of Executive Officers” and certain information regarding directors’ fees under the caption “Board of Directors and Board Committees – Board of Directors Compensation and Benefits” in the 2004 Proxy Statement.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS

Incorporated herein by reference is the information set forth under the caption “Ownership of Capital Stock by Directors, Nominees and Executive Officers” with respect to the directors’ and officers’ shareholdings, under the caption “Principal Holders of Voting Securities” with respect to other beneficial owners, under the caption “Equity Compensation Plans – Equity Compensation Plan Information” with respect to disclosure regarding the number of outstanding options, warrants and rights granted under equity compensation plans and the number of shares remaining for issuance under such plans, each in the 2004 Proxy Statement.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is certain information set forth in the notes to the tables under the captions “Election of Directors” and “Compensation of Executive Officers” in the 2004 Proxy Statement.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference is the information with respect to pre-approval policies set forth in the third paragraph under the caption “Independent Registered Public Accounting Firm – Ratification of the Selection of the Independent Registered Public Accounting Firm” and the information with respect to principal accountant fees and services set forth under “Independent Registered Public Accounting Firm – Fees and Services” in the 2004 Proxy Statement.

Part IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

FINANCIAL STATEMENT SCHEDULE:	Page
Report of Independent Registered Public Accounting Firm	64

Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended June 30, 2004, 2003 and 2002	65

3.	Exhibits

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

(2.1)	Stock Purchase Agreement dated May 3, 2002 among Milacron Inc., Milacron B.V. and Kennametal Inc.	Exhibit 2.1 of the May 6, 2002 Form 8-K is incorporated herein by reference.

(3)	Articles of Incorporation and Bylaws

(3.1)	Bylaws of Kennametal Inc. as amended through January 29, 2002	Exhibit 3.1 of December 31, 2001 Form 10-Q is incorporated herein by reference.

(3.2)	Amended and Restated Articles of Incorporation as Amended	Exhibit 3.1 of the September 30, 1994 Form 10-Q (SEC file no. reference 1-5318; docket entry date—November 14, 1994) is incorporated herein by reference.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(4.1)	Rights Agreement effective as of November 2, 2002	Exhibit 1 of the Form 8-A dated October 10, 2000 is incorporated herein by reference.

(10)	Material Contracts

(10.1)*	Prime Bonus Plan	The discussion regarding the Prime Bonus Plan under the caption “Report of the Compensation Committee of the Board of Directors” contained in the 2003 Proxy Statement is incorporated herein by reference.

(10.2)*	Stock Option and Incentive Plan of 1988	Exhibit 10.1 of the December 31, 1988 Form 10-Q (SEC file no. reference 1-5318; docket entry date—February 9, 1989) is incorporated herein by reference.

\

Item 15 (continued)

(10.3)*	Deferred Fee Plan for Outside Directors	Exhibit 10.4 of the June 30, 1988 Form 10-K (SEC file no. reference 1-5318; docket entry date—September 23, 1988) is incorporated herein by reference.

(10.4)*	Executive Deferred Compensation Trust Agreement	Exhibit 10.5 of the June 30, 1988 Form 10-K (SEC file no. reference 1-5318; docket entry date—September 23, 1988) is incorporated herein by reference.

(10.5)*	Directors Stock Incentive Plan, as amended	Exhibit 10.5 of the June 30, 2003 Form 10-K is incorporated herein by reference.

(10.6)*	Performance Bonus Stock Plan of 1995, as amended	Exhibit 10.6 of the June 30, 1999 Form 10-K is incorporated herein by reference.

(10.7)*	Stock Option and Incentive Plan of 1996	Exhibit 10.14 of the September 30, 1996 Form 10-Q is incorporated herein by reference.

(10.8)*	Stock Option and Incentive Plan of 1992, as amended	Exhibit 10.8 of the December 31, 1996 Form 10-Q is incorporated herein by reference.

(10.9)*	Form of Employment Agreement with Named Executive Officers (other than Mr. Tambakeras)	Exhibit 10.9 of the June 30, 2000 Form 10-K is incorporated herein by reference.

(10.10)*	Schedule of Named Executive Officers who have entered into Form of Employment Agreement as set forth in Exhibit 10.9.	Filed herewith.

(10.11)*	Supplemental Executive Retirement Plan, as amended	Exhibit 10.10 of the June 30, 1999 Form 10-K is incorporated herein by reference.

(10.12)*	Executive Employment Agreement dated May 1, 2002 between Kennametal Inc. and Markos I. Tambakeras	Exhibit 10.11 of the June 30, 2002 Form 10-K is incorporated herein by reference.

(10.13)*	Kennametal Inc. 1999 Stock Plan	Exhibit 10.5 of the June 11, 1999 Form 8-K is incorporated herein by reference.

(10.14)*	Kennametal Inc. Stock Option and Incentive Plan of 1999	Exhibit A of the 1999 Proxy Statement is incorporated herein by reference.

(10.15)	Credit Agreement dated as of June 27, 2002 among Kennametal Inc., and the several lenders from time to time parties thereto, Bank of Tokyo-Mitsubishi Trust Company; Bank One, N.A.; Fleet National Bank; and PNC Bank, N.A. as the Co-Syndication Agents, and JP Morgan Chase Bank, as the Administrative Agent	Exhibit 10.1 of the September 11, 2002 Form 8-K is incorporated herein by reference.

(10.16)*	Executive Employment Agreement dated April 29, 2003 between Kennametal Inc. and Carlos M. Cardoso	Exhibit 10.15 of the June 30, 2003 Form 10-K is incorporated herein by reference.

(10.17)*	Amended and Restated Kennametal Inc. Stock and Incentive Plan of 2002	Exhibit 10.16 of the June 30, 2003 Form 10-K is incorporated herein by reference.

(10.18)*	Forms of Award Agreements under the Amended and Restated Kennametal Inc. Stock and Incentive Plan of 2002.	Filed herewith.

(21)	Subsidiaries of the Registrant	Filed herewith.

(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith.

(31)	Certifications

(31.1)	Certification executed by Markos I. Tambakeras, Chief Executive Officer of Kennametal Inc.	Filed herewith.

(31.2)	Certification executed by F. Nicholas Grasberger III, Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Markos I. Tambakeras, Chief Executive Officer of Kennametal Inc., and F. Nicholas Grasberger III, Chief Financial Officer of Kennametal Inc.	Filed herewith.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENNAMETAL INC.

By: /s/ TIMOTHY A. HIBBARD Timothy A. Hibbard Corporate Controller and Chief Accounting Officer

Date: September 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ MARKOS I. TAMBAKERAS	Chairman, President and	September 10, 2004
Markos I. Tambakeras	Chief Executive Officer

/s/ F. NICHOLAS GRASBERGER III	Vice President and	September 10, 2004
F. Nicholas Grasberger III	Chief Financial Officer

/s/ TIMOTHY A. HIBBARD	Corporate Controller and	September 10, 2004
Timothy A. Hibbard	Chief Accounting Officer

/s/ PETER B. BARTLETT	Director	September 10, 2004
Peter B. Bartlett

/s/ RONALD M. DEFEO	Director	September 10, 2004
Ronald M. DeFeo

/s/ A. PETER HELD	Director	September 10, 2004
A. Peter Held

/s/ KATHLEEN J. HEMPEL	Director	September 10, 2004
Kathleen J. Hempel

/s/ ALOYSIUS T. MCLAUGHLIN, JR.	Director	September 10, 2004
Aloysius T. McLaughlin, Jr.

/s/ WILLIAM R. NEWLIN	Director	September 10, 2004
William R. Newlin

/s/ LAWRENCE W. STRANGHOENER	Director	September 10, 2004
Lawrence W. Stranghoener

/s/ LARRY D. YOST	Director	September 10, 2004
Larry D. Yost

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

TO THE SHAREOWNERS OF KENNAMETAL INC. Our audits of the consolidated financial statements referred to in our report dated August 16, 2004 appearing in this annual report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP Pittsburgh, Pennsylvania August 16, 2004

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

			Charged to
	Balance at	Charged to	Other				Deductions
(in thousands)	Beginning	Costs and	Comprehensive		Other		from		Balance at
For the year ended June 30,	of Year	Expenses	Income	Recoveries	Adjustments		Reserves		End of Year
2004
Allowance for doubtful accounts	$23,405	$6,427	$—	$134	$389	(a)	$11,628	(b)	$18,727
Reserve for obsolete inventory	$70,866	$9,905	$—	$—	$7,799	(a)	$10,760	(c)	$77,810
Deferred tax asset valuation allowance	$41,041	$12,518	$(4,049)	$(1,792)	$7,952	(a)	$2,619	(d)	$53,051

2003
Allowance for doubtful accounts	$12,671	$6,204	$—	$307	$11,652	(a)	$7,429	(b)	$23,405
Reserve for obsolete inventory	$46,693	$15,596	$—	$—	$17,852	(a)	$9,275	(c)	$70,866
Deferred tax asset valuation allowance	$7,507	$15,869	$5,590	$(1,064)	$13,139	(a)	$—		$41,041

2002
Allowance for doubtful accounts	$7,999	$7,137	$—	$640	$315	(a)	$3,420	(b)	$12,671
Reserve for obsolete inventory	$50,716	$10,249	$—	$—	$2,372	(a)	$16,644	(c)	$46,693
Deferred tax asset valuation allowance	$7,411	$3,488	$—	$(773)	$1	(a)	$2,620	(d)	$7,507

(a)	Represents foreign currency translation adjustment and reserves acquired through business combinations.

(b)	Represents uncollected accounts charged against the allowance.

(c)	Represents scrapped inventory and other charges against the reserve.

(d)	Represents write-offs against the valuation allowance related to reorganization and a subsidiary liquidation.