Form 10-Q
period 2004-09-30
KENNAMETAL INC
filed 2004-11-09
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). YES [X] NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date:

Title Of Each Class	Outstanding at October 29, 2004

Capital Stock, par value $1.25 per share	38,019,976

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

Forward-Looking Information

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2004	2003
Sales	$531,436	$444,575
Cost of goods sold	358,041	300,468

Gross profit	173,395	144,107
Operating expense	130,949	121,239
Restructuring	—	550
Amortization of intangibles	537	470

Operating income	41,909	21,848
Interest expense	6,456	6,600
Other (income) expense, net	(1,574)	1,337

Income before provision for income taxes and minority interest	37,027	13,911
Provision for income taxes	13,330	4,452
Minority interest expense	977	695

Net income	$22,720	$8,764

PER SHARE DATA
Basic earnings per share	$0.62	$0.25

Diluted earnings per share	$0.61	$0.24

Dividends per share	$0.17	$0.17

Basic weighted average shares outstanding	36,373	35,336

Diluted weighted average shares outstanding	37,363	35,989

     The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)	September 30,	June 30,
	2004	2004
ASSETS
Current assets:
Cash and equivalents	$28,688	$25,940
Accounts receivable, less allowance for doubtful accounts of $19,558 and $18,727	253,699	247,245
Inventories	404,478	388,077
Other current assets	133,322	135,683

Total current assets	820,187	796,945

Property, plant and equipment:
Land and buildings	271,750	269,587
Machinery and equipment	1,033,176	1,013,090
Less accumulated depreciation	(817,310)	(798,202)

Net property, plant and equipment	487,616	484,475

Other assets:
Investments in affiliated companies	16,214	15,775
Goodwill	493,137	488,715
Intangible assets, less accumulated amortization of $8,948 and $8,307	53,350	53,299
Other	99,519	99,454

Total other assets	662,220	657,243

Total assets	$1,970,023	$1,938,663

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases	$112,141	$100,423
Notes payable to banks	4,305	26,384
Accounts payable	146,543	148,216
Accrued income taxes	26,921	17,800
Accrued expenses	83,145	83,459
Other current liabilities	110,430	113,100

Total current liabilities	483,485	489,382

Long-term debt and capital leases, less current maturities	318,989	313,400
Accrued pension and postretirement benefits	150,896	148,973
Other liabilities	74,844	83,524

Total liabilities	1,028,214	1,035,279

Commitments and contingencies
Minority interest in consolidated subsidiaries	17,377	16,232

SHAREOWNERS’ EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 70,000 shares authorized; 37,989 and 37,912 shares issued	47,486	47,390
Additional paid-in capital	533,481	525,476
Retained earnings	366,464	350,012
Treasury shares, at cost; 918 and 1,279 shares held	(29,322)	(39,670)
Unearned compensation	(13,888)	(9,025)
Accumulated other comprehensive loss	20,211	12,969

Total shareowners’ equity	924,432	887,152

Total liabilities and shareowners’ equity	$1,970,023	$1,938,663

     The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Three Months Ended
	September 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$22,720	$8,764
Adjustments for non-cash items:
Depreciation	14,931	14,881
Amortization	537	470
Stock-based compensation expense	3,798	3,088
Other	1,484	3,385
Changes in certain assets and liabilities (excluding acquisition):
Accounts receivable	(890)	9,052
Change in accounts receivable securitization	(2,168)	(3,998)
Inventories	(13,022)	3,728
Accounts payable and accrued liabilities	(8,120)	(18,593)
Accrued income taxes	9,336	(9,333)
Other	3,201	741

Net cash flow provided by operating activities	31,807	12,185

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15,219)	(10,594)
Disposals of property, plant and equipment	506	534
Acquisition of business assets, net of cash acquired	(2,464)	—
Purchase of subsidiary stock	(750)	(5,014)
Other	272	134

Net cash flow used for investing activities	(17,655)	(14,940)

FINANCING ACTIVITIES
Net (decrease) increase in notes payable	(22,113)	618
Net increase (decrease) in revolver and other lines of credit	7,458	(571)
Term debt borrowings	2,856	693
Term debt repayments	(3,331)	(3,510)
Dividend reinvestment and employee benefit and stock plans	8,484	10,910
Cash dividends paid to shareowners	(6,268)	(6,088)

Net cash flow (used for) provided by financing activities	(12,914)	2,052

Effect of exchange rate changes on cash and equivalents	1,510	330

CASH AND EQUIVALENTS
Net increase (decrease) in cash and equivalents	2,748	(373)
Cash and equivalents, beginning of period	25,940	15,093

Cash and equivalents, end of period	$28,688	$14,720

SUPPLEMENTAL DISCLOSURES
Interest paid	$2,062	$2,107
Income taxes paid	3,313	13,697
Contribution of stock to employee defined contribution benefit plans	2,295	1,941
Changes in fair value of interest rate swaps	(8,425)	(7,075)

     The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION

Kennametal Inc. was incorporated in Pennsylvania in 1943 and maintains its world headquarters in Latrobe, Pennsylvania. Kennametal Inc. and its subsidiaries (collectively, “Kennametal” or the “Company”) is a leading global manufacturer, marketer and distributor of a broad range of cutting tools, tooling systems, supplies and technical services, as well as wear-resistant parts. We believe that our reputation for manufacturing excellence and technological expertise and innovation in our principal products has helped us achieve a leading market presence in our primary markets. We believe we are the second largest global provider of metalcutting tools and tooling systems. End users of our products include metalworking manufacturers and suppliers in the aerospace, automotive, machine tool and farm machinery industries, as well as manufacturers and suppliers in the highway construction, coal mining, quarrying and oil and gas exploration industries. We operate four global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG), J&L Industrial Supply (J&L) and Full Service Supply (FSS), as well as our corporate functional shared services.

2.	BASIS OF PRESENTATION

The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with the 2004 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2004 was derived from the audited balance sheet included in our 2004 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal, recurring adjustments. The results for the three months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2005 is to the fiscal year ending June 30, 2005. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

Certain amounts have been reclassified to conform to current year presentation.

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2). FSP 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits and requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. See Note 7 for discussion of the adoption of this FSP and required disclosures.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	STOCK-BASED COMPENSATION

Stock options generally are granted to eligible employees with a stock price equal to fair market value at the date of grant. The fair market value of each option is estimated on the date of grant using the Black-Scholes pricing model. Options are exercisable under specific conditions for up to 10 years from the date of grant. As permitted under the Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), we have elected to measure compensation expense related to stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations which uses the intrinsic value method. In addition to stock option grants, the Amended and Restated Kennametal Inc. Stock and Incentive Plan of 2002 permits the award of restricted stock to directors, officers and key employees. Expense associated with restricted stock grants is amortized over the vesting period. If compensation expense was determined based on the estimated fair value of options granted, consistent with the methodology in SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS No. 148), our 2004 and 2003 net income and earnings per share for the quarter would be reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Quarter Ended
	September 30,
	2004	2003
Net income, as reported	$22,720	$8,764
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,461)	(2,675)

Add: Total stock-based employee compensation expense determined under the intrinsic value based method for all awards, net of related tax effects	962	780

Total pro forma stock-based compensation	$(1,499)	$(1,895)
Pro forma net income	$21,221	$6,869
Basic earnings per share:
As reported	$0.62	$0.25
Pro forma	0.58	0.19
Diluted earnings per share:
As reported	$0.61	$0.24
Pro forma	0.57	0.19

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	ACQUISITION

The Company acquired all of the outstanding common stock of Conforma Clad Inc. (Conforma Clad) effective March 1, 2004. The Company acquired Conforma Clad to expand its product and solutions offerings in the area of extreme wear environments involving corrosion, erosion and abrasion. Conforma Clad’s operating results have been included in our consolidated results since March 1, 2004 and are included in the AMSG segment (see Note 13).

6.	DIVESTITURE OF OPERATIONS HELD FOR SALE

During our fiscal third quarter ended March 31, 2004, we completed the sale of the mining and construction business of Kennametal Widia India Limited, which was a part of the AMSG segment, for approximately $14.3 million, subject to a working capital adjustment. The Company received $12.3 million in net proceeds related to the sale of this business. The Company is required to satisfy certain conditions related to the property sold for it to receive the remaining $2.0 million due under the sale agreement. The Company expects to collect the remaining $2.0 million prior to March 31, 2005. Accordingly, the $2.0 million due under the agreement is classified within other current assets in the consolidated balance sheets as of September 30, 2004 and June 30, 2004. In accordance with the terms of the sale agreement, the parties have agreed to submit certain differences of opinion related to the working capital adjustment to binding arbitration for resolution. The purchaser is claiming that a $1.8 million reduction of the purchase price is required. The Company believes the purchaser’s claims are without merit. The Company has not provided for this claim in the condensed consolidated financial statements.

7.	BENEFIT PLANS

We sponsor several pension plans that cover substantially all employees. Additionally, we provide varying levels of postretirement health care and life insurance benefits to most US employees.

On November 13, 2003, Kennametal announced modifications to certain employee benefits, including a plan amendment for selected participants in the Retirement Income Plan (RIP Plan) and changes to the retiree medical portion of the Other Postemployment Benefits Plan (OPEB Plan). The RIP Plan previously covered the majority of the Company’s U.S. workforce. Effective January 1, 2004, no new non-union employees were eligible to participate in the RIP Plan. Benefits under the RIP Plan continued to accrue after December 31, 2003 only for certain employees (Grandfathered Participants). Benefits for all other participants were frozen effective December 31, 2003. The modification of the OPEB Plan eliminates Kennametal’s obligation to provide a Company subsidy for employee medical costs for all employees who retire after January 1, 2009.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As of July 1, 2004, the Company has recognized the effects of the Act in the measurement of its Accumulated Postretirement Benefit Obligation (APBO) for certain retiree groups in accordance with FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2). FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The increase in prescription drug benefits under Medicare Part D for certain retiree groups and the available employer subsidy for certain retiree groups is recognized as an offset to plan costs. This resulted in a reduction of APBO of $0.8 million at July 1, 2004. The reduction in APBO is included with other deferred actuarial gains and losses. Net periodic postretirement benefit costs for fiscal 2005 and beyond will be adjusted to reflect the lower interest and service costs due to the lower APBO. For other retiree groups, the impact of the potential subsidy benefit is not expected to be material. The Company has not assumed any changes in participation in the OPEB Plan as a result of the Act.

The tables below summarize the components of the net periodic cost of our defined benefit pension and OPEB plans, as amended, during the three months ended September 30, 2004 and 2003 (in thousands):

Defined Benefit Pension Plans	Three Months Ended September 30,
	2004	2003
Service cost	$1,540	$4,269
Interest cost	6,374	7,975
Expected return on plan assets	(8,394)	(9,539)
Amortization of transition obligation	—	35
Amortization of prior service cost	155	196
Amortization of actuarial loss	146	402

Total net periodic pension (benefit) cost	$(179)	$3,338

During the quarter ended September 30, 2004, the Company contributed $2.0 million to its various defined benefit pension plans. Contributions to such plans for fiscal 2005 are expected to total approximately $8.0 million. During the quarter ended September 30, 2004, the Company also contributed $2.3 million to its defined contribution plan.

OPEB Plans	Three Months Ended September 30,
	2004	2003
Service cost	$167	$375
Interest cost	545	653
Amortization of prior service cost	(887)	102
Amortization of actuarial gain	(226)	(33)

Total net periodic postretirement (benefit) cost	$(401)	$1,097

8.	INVENTORIES

Inventories are stated at the lower of cost or market. We use the last-in, first-out (LIFO) method for determining the cost of a significant portion of our U.S. inventories. The cost for the remainder of our inventories is determined under the first-in, first-out (FIFO) or average cost methods. We used the LIFO method of valuing inventories for approximately 42 percent and 41 percent of total inventories at September 30, 2004 and June 30, 2004, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inventories as of the balance sheet dates consisted of the following (in thousands):

	September 30,	June 30,
	2004	2004
Finished goods	$271,852	$264,134
Work in process and powder blends	118,180	110,992
Raw materials and supplies	44,243	37,322

Inventory at current cost	434,275	412,448
Less: LIFO valuation	(29,797)	(24,371)

Total inventories	$404,478	$388,077

9.	ENVIRONMENTAL MATTERS

We are involved in various environmental cleanup and remediation activities at several of our manufacturing facilities. In addition, we are currently named as a potentially responsible party (PRP) at the Li Tungsten Superfund site in Glen Cove, New York. In December 1999, we recorded a remediation reserve of $3.0 million with respect to our involvement in these matters, which was recorded as a component of operating expense. This represents our best estimate of the undiscounted future obligation based on our evaluations and discussions with outside counsel and independent consultants, and the current facts and circumstances related to these matters. We recorded this liability because certain events occurred, including the identification of other PRPs, an assessment of potential remediation solutions and direction from the government for the remedial action plan that clarified our level of involvement in these matters and our relationship to other PRPs. This led us to conclude that it was probable a liability had been incurred. At September 30, 2004, we have an accrual of $2.8 million remaining relative to this environmental issue. Cash payments made against this accrual during the quarter were immaterial.

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

Additionally, we also maintain reserves for other potential environmental issues associated with our domestic operations and a location operated by our German subsidiary. At September 30, 2004, the total of these accruals was $1.0 million and represents anticipated costs associated with the remediation of these issues. Cash payments made against this reserve during the quarter were immaterial.

As a result of the Widia acquisition, we established a separate environmental reserve of $6.2 million. This reserve is used for environmental clean-up and remediation activities at several Widia manufacturing locations. This liability represents our best estimate of the future obligation based on our evaluations and discussions with independent consultants and the current facts and circumstances related to these matters. At September 30, 2004, we have an accrual of $5.5 million remaining relative to this environmental issue. Cash payments of $0.2 million were made against this reserve during the quarter. The reserve increased $0.1 million during the current quarter related to foreign currency translation effects.

KENNAMETAL INC.
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

Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that occurs related to issuance of capital stock under stock option grants and restricted stock awards. The difference between basic and diluted earnings per share relates solely to the effect of stock options and restricted stock awards.

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised stock options and restricted stock awards by 989,657 and 652,271 for the three months ended September 30, 2004 and 2003, respectively. Unexercised stock options to purchase our capital stock of 0.4 million and 1.4 million shares for the three months ended September 30, 2004 and 2003, respectively, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore their inclusion would have been anti-dilutive.

11.	COMPREHENSIVE INCOME

Comprehensive income for the three months ended September 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended
	September 30,
	2004	2003
Net income	$22,720	$8,764
Unrealized (loss) gain on securities available-for-sale, net of tax	(10)	1,035
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges, net of tax	(1,295)	24
Reclassification of unrealized loss on matured derivatives, net of tax	263	2,022
Minimum pension liability adjustment, net of tax	(118)	(181)
Foreign currency translation adjustments	8,402	5,379

Comprehensive income	$29,962	$17,043

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.	GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill attributable to each segment at September 30, 2004 and June 30, 2004 is as follows (in thousands):

			Translation	September 30,
	June 30, 2004	Acquisition	Adjustment	2004
MSSG	$223,866	$714	$1,278	$225,858
AMSG	220,493	2,261	169	222,923
J&L	39,649	—	—	39,649
FSS	4,707	—	—	4,707

Total	$488,715	$2,975	$1,447	$493,137

During the quarter ended September 30, 2004, we completed three acquisitions of businesses, the effect of which are individually immaterial, in which we had prior investment or business relationships, for a combined purchase price of $3.7 million. These acquisitions resulted in an increase of goodwill of $3.0 million.

The components of our other intangible assets and useful lives are as follows (in thousands):

		September 30, 2004		June 30, 2004
	Estimated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Contract based	4 – 15 years	$3,799	$(3,470)	$3,799	$(3,393)
Technology based and other	4 – 15 years	16,322	(5,478)	16,137	(4,914)
Trademarks	Indefinite	37,660	—	37,150	—
Intangible pension asset and other	Indefinite	4,517	—	4,520	—

Total		$62,298	$(8,948)	$61,606	$(8,307)

13.	RESTRUCTURING CHARGES

The Company did not record any restructuring charges in the fiscal quarter ended September 30, 2004.

2003 Facility Consolidation Program In June 2003, we approved a facility consolidation program, resulting in a total restructuring charge of $2.0 million. The plan included the closure of two regional operating centers and the Framingham manufacturing facility and a workforce reduction. All actions pertained to the MSSG segment. All costs associated with the restructuring program have been incurred. The accrual balance as of September 30, 2004 is not material.

2003 Workforce Restructuring Program In October 2002, we announced a global salaried workforce reduction of approximately five percent. All costs associated with the program have been incurred. The accrual balance as of September 30, 2004 is not material.

Widia Integration In addition to the 2003 Workforce Restructuring Program, we implemented two Widia acquisition-related integration programs described below (Kennametal Integration Restructuring Program and the Widia Integration Plan) which together resulted in a global headcount reduction of approximately 760 positions, 385 in Europe and 375 in India. We completed the integration plan in Europe and India and closed six sales offices, three manufacturing facilities and closed or consolidated four warehouses. All costs associated with the integration have been incurred and remaining cash payments for certain lease and severance costs are expected to be substantially complete by June 30, 2005.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Kennametal Integration Restructuring Program This program included employee severance costs associated with existing Kennametal facilities. The accrual balance as of September 30, 2004 is not material.

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

	Accrual at	Cash	Translation	Accrual at
(in thousands)	June 30, 2004	Expenditures	Adjustment	September 30 , 2004
Facility rationalizations	$3,589	$(279)	$26	$3,336
Employee severance	7,699	(2,165)	201	5,735

Total	$11,288	$(2,444)	$227	$9,071

14.	SEGMENT DATA

We operate four global business units consisting of Metalworking Solutions & Services Group, Advanced Materials Solutions Group, J&L Industrial Supply and Full Service Supply, and Corporate. We do not allocate corporate costs, domestic pension expense, interest expense, other expense, income taxes, or minority interest to the operating segment results presented below. Financial information for Conforma Clad, which was acquired effective March 1, 2004, has been included in AMSG’s financial information below since the acquisition date. Our external sales, intersegment sales and operating income by segment for the three months ended September 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended
	September 30,
	2004	2003
External sales:
MSSG	$315,870	$271,129
AMSG	117,886	93,631
J&L	61,417	48,139
FSS	36,263	31,676

Total external sales	$531,436	$444,575

Intersegment sales:
MSSG	$40,908	$30,015
AMSG	9,344	7,172
J&L	453	323
FSS	836	600

Total intersegment sales	$51,541	$38,110

Total sales:
MSSG	$356,778	$301,144
AMSG	127,230	100,803
J&L	61,870	48,462
FSS	37,099	32,276

Total sales	$582,977	$482,685

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Operating income (loss):
MSSG	$38,872	$23,502
AMSG	14,533	11,822
J&L	5,721	2,685
FSS	120	(281)
Corporate	(17,337)	(15,880)

Total operating income	$41,909	$21,848

15.	SUBSEQUENT EVENT

On October 29, 2004 we entered into a five-year, multi-currency, revolving credit facility with a group of financial institutions (2004 Credit Agreement), which amends, restates and replaces our 2002 Credit Agreement. The 2004 Credit Agreement permits revolving credit loans of up to $500 million for working capital, capital expenditures and general corporate purposes. Interest payable under the 2004 Credit Agreement is based upon the type of borrowing under the facility and the available interest rates include (1) LIBOR plus an applicable margin, (2) the greater of the prime rate and the Federal Funds effective rate plus 0.50% or (3) a fixed rate as negotiated by the Company. The 2004 Credit Agreement contains various restrictive and affirmative covenants including some requiring the maintenance of certain financial ratios. The financial covenants contained in the 2004 Credit Agreement include: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in this agreement). Borrowings under the 2004 Credit Agreement continue to be guaranteed by our significant domestic subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Diluted earnings per share for the quarter ended September 30, 2004 were $0.61, an increase of $0.37 from prior year diluted earnings per share of $0.24. Earnings benefited from a robust manufacturing environment, the introduction of new products, market share gains, the effect of prior year acquisitions, better pricing, increased capacity utilization and favorable foreign currency effects. These benefits were partially offset by increased raw material costs, increased employment costs and a higher tax rate in the current quarter.

Metalworking Solutions and Services Group (MSSG) delivered growth in every business and in every geography. External sales increased $44.7 million or 16.5 percent to $315.9 million from $271.1 million in prior year. This growth was achieved through the introduction of new products, growth in milling products and hole making products, and continued growth of Widia products in the Americas.

Advanced Materials Solutions Group (AMSG) also delivered growth across its businesses. External sales increased $24.3 million or 25.9 percent to $117.9 million from $93.6 million in prior year. Mining and construction product sales increased due to market share gains, the introduction of new products, and improvements in the market environment. Engineered product sales increased due to new market penetration and leverage of improved markets in the U.S. AMSG profits continued to be challenged by increases in raw material costs such as tungsten and steel.

J&L Industrial Supplies (J&L) experienced external sales growth of $13.3 million or 27.6 percent from $48.1 million in prior year to $61.4 million. This increase was largely due to increased sales to existing customers, consistent with the increase in global manufacturing activity.

Full Service Supply (FSS) external sales increased $4.6 million or 14.5 percent from $31.7 million in prior year to $36.3 million. This increase is associated with organic sales growth.

SALES

Sales for the quarter ended September 30, 2004 were $531.4 million, an increase of $86.8 million or 19.5 percent from $444.6 million in the prior year. The increase in sales is primarily attributed to 15 percent in organic growth, favorable foreign currency effects of 3 percent and 2 percent from acquisitions. The increase in organic sales is attributed to economic expansion in the manufacturing sector, coupled with the introduction of new products and further penetration in several markets.

GROSS PROFIT

Gross profit for the quarter ended September 30, 2004 increased $29.3 million, or 20.3 percent, to $173.4 million. The increase in gross profit is primarily due to increased sales volume, which positively impacted gross profit by $29.2 million. Favorable foreign currency effects totaling $6.5 million, coupled with improved price realization and greater capacity utilization, positively impacted gross profit during the quarter. Such benefits were partially offset by higher raw material costs of approximately $7.5 million during the quarter. We believe our raw material costs will continue to increase during the current fiscal year as certain steel contracts expire and new terms are negotiated. Such cost increases are expected to be mitigated by further production efficiencies and increased product pricing to be implemented throughout fiscal 2005.

Gross profit margin for the quarter ended September 30, 2004 increased from 32.4 percent last year to 32.6 percent in the current quarter. The gross profit margin benefited 0.4 percent from favorable foreign currency effects, as well as improved price realization and greater capacity utilization. Such benefits were partially offset by a 1.4 percent unfavorable effect from higher raw material prices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSE

Operating expenses for the quarter ended September 30, 2004 were $131.0 million, an increase of $9.8 million, or 8.0 percent, compared to $121.2 million of a year ago. The increase in operating expense is attributed to $6.0 million related to increased employment costs and unfavorable foreign currency effects of $3.1 million.

RESTRUCTURING CHARGES

The Company did not record any restructuring charges in the fiscal quarter ended September 30, 2004.

The Company recorded $0.5 million of restructuring charges in the fiscal quarter ended September 30, 2003. These charges related to the 2003 Workforce Restructuring Program and the Kennametal Integration Plan.

See discussion of cash expenditures for the quarter ended September 30, 2004 related to our restructuring programs in the Liquidity and Capital Resources section of Item 2.

INTEREST EXPENSE

Interest expense for the quarter ended September 30, 2004 declined to $6.5 million from $6.6 million a year ago. The decrease in interest expense is due to total debt, including capital leases and notes payable, declining from $520.1 million at September 30, 2003 to $435.4 million at September 30, 2004. This decrease is offset by an increase in the average domestic borrowing rate for the quarter to 4.6 percent in 2004 from 4.3 percent in 2003.

OTHER (INCOME) EXPENSE, NET

Other income for the quarter ended September 30, 2004 is $1.6 million compared to other expense of $1.3 million in prior year. The fluctuation is primarily attributable to favorable foreign currency effects of $2.9 million.

INCOME TAXES

The effective tax rate for the quarter ended September 30, 2004 is 36.0 percent versus 32.0 percent for the comparable period a year ago. The effective tax rate for the current quarter increased over last year’s effective tax rate due primarily to an unfavorable change in German tax law.

The Company is currently evaluating a business strategy related to our international operations that is expected to partially mitigate the impact of the change in the German tax law noted above. Execution of this business strategy is expected to result in a release of approximately $22.0 million in valuation allowances related to certain German net operating losses. Approximately $17.0 million of the allowance release would be recorded against goodwill, with the balance being recorded as a discrete reduction to income tax expense. The Company currently expects the valuation allowance release to occur during the second quarter of fiscal 2005. There can be no assurance that this business strategy will be completely effective, if implemented.

On October 22, 2004, the American Jobs Creation Act of 2004 was enacted. The Company is currently evaluating what effect this legislation will have on its effective tax rate.

The Company continues to review our international tax planning initiatives in an effort to optimize its overall global effective tax rate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET INCOME

Net income for the quarter ended September 30, 2004 was $22.7 million, or $0.61 per diluted share, compared to $8.8 million, or $0.24 per diluted share, in the same quarter last year. The increase in earnings is primarily attributable to organic sales growth, better pricing, increased capacity utilization, a reduction in restructuring charges and favorable foreign currency translation. These improvements were offset in part by higher raw material costs, unfavorable product mix shifts, and increased employment costs in the current quarter.

BUSINESS SEGMENT REVIEW

Our operations are organized into four global business units consisting of MSSG, AMSG, J&L and FSS, and Corporate. The presentation of segment information reflects the manner in which we organize segments for making operating decisions and assessing performance.

METALWORKING SOLUTIONS & SERVICES GROUP

	Three Months Ended
	September 30,
(in thousands)
	2004	2003
External sales	$315,870	$271,129
Intersegment sales	40,908	30,015
Operating income	38,872	23,502

MSSG external sales increased 16.5 percent or $44.7 million to $315.6 million from $271.1 million in the September 2003 quarter. The increase in sales is attributed to $34.7 million in organic sales growth and $10.0 million of favorable foreign currency effects. The increase in sales was driven primarily by improvements in North America, Europe and our Industrial Products Group, which were up 16.3 percent, 13.1 percent and 21.2 percent, respectively.

Operating income of $38.9 million increased 65.4 percent or $15.4 million from $23.5 million last year. Operating income was leveraged as a result of organic sales growth, coupled with a reduction in restructuring and integration costs of $4.9 million and favorable foreign currency effects. These benefits were partially offset by an increase in raw material costs, unfavorable product mix shifts and higher employment costs.

ADVANCED MATERIALS SOLUTIONS GROUP

	Three Months Ended
	September 30,
(in thousands)
	2004	2003
External sales	$117,886	$93,631
Intersegment sales	9,344	7,172
Operating income	14,533	11,822

AMSG external sales increased 25.9 percent or $24.3 million from the quarter ended September 30, 2003. The increase in sales is attributed to overall growth across all product divisions, including the addition of Conforma Clad, and favorable foreign currency effects in the current quarter of $2.2 million. In addition to Conforma Clad, the increase in sales was achieved primarily in mining and construction products and engineered products, which were up 16.0 percent and 28.3 percent, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating income was $14.5 million, an increase of $2.7 million, over the prior year. The increase is attributed to sales growth, including the addition of Conforma Clad, favorable foreign currency effects, and a reduction in restructuring costs. These benefits were partially offset by an increase in raw material costs.

J&L INDUSTRIAL SUPPLY

	Three Months Ended
	September 30,
(in thousands)
	2004	2003
External sales	$61,417	$48,139
Intersegment sales	453	323
Operating income	5,721	2,685

J&L external sales increased $13.3 million or 27.6 percent compared to the quarter ended September 30, 2003. The increase in sales is attributable to organic growth of $12.6 million and favorable foreign exchange currency effects of $0.7 million. Operating income was $5.7 million compared to $2.7 million in the prior year. The increase in operating income is a result of the improvement in sales growth, coupled with cost containment, and favorable currency effects.

FULL SERVICE SUPPLY

	Three Months Ended
	September 30,
(in thousands)
	2004	2003
External sales	$36,263	$31,676
Intersegment sales	836	600
Operating income (expense)	120	(281)

FSS external sales increased $4.6 million or 14.5 percent compared to the prior year quarter. The increase in sales is primarily associated with organic growth. Operating income improved to $0.1 million in the current quarter on the improved sales volume.

CORPORATE

	Three Months Ended
	September 30,
(in thousands)	2004	2003
Operating expense	$(17,337)	$(15,880)

Corporate represents corporate shared service costs, certain employee benefit costs and eliminations of operating results between segments. For the three months ended September 30, 2004, the operating expense increased $1.5 million or 9.2 percent compared to the prior year quarter. The increase is attributed to an increase in employment expenses.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies since June 30, 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Our cash flow from operations is the primary source of financing for capital expenditures and internal growth. During the three months ended September 30, 2004, we generated $31.8 million in cash flows from operations, an increase of $19.6 million from $12.2 million a year-ago. Cash flows provided by operations for the quarter ended September 30, 2004 consists of net income and non-cash items of $43.5 million partially offset by changes in certain assets and liabilities of $11.7 million. The most significant component of this change was an increase in inventory of $13.0 million resulting from the increase in sales. Cash flows provided by operations for the quarter ended September 30, 2003 consisted of net income and non-cash items of $30.6 million offset by changes in certain assets and liabilities of $18.4 million. The most significant component of this change was a decrease in accounts payable and accrued liabilities of $18.6 million. Net payments for income taxes decreased $10.4 million from prior year.

Net cash used for investing activities was $17.6 million, an increase of $2.7 million from $14.9 million in the year-ago period. During the first quarter of fiscal 2005, cash used for investing activities includes $15.2 million of purchases of property, plant and equipment, $2.5 million of acquisitions, and $0.8 million of purchases of subsidiary stock. During the prior year quarter, cash used for investing activities included $10.6 million of purchases of property, plant and equipment and $5.0 million of purchases of subsidiary stock. We have projected our capital expenditures for 2005 to be $70 to $80 million and to be primarily used to support new strategic initiatives, new products and to upgrade machinery and equipment. We believe this level of capital spending is sufficient to maintain competitiveness and improve productivity.

Net cash used for financing activities was $12.9 million compared to cash provided by financing activities of $2.1 million in the same period last year. During the first quarter of 2005, cash used for financing activities includes a $22.1 million net decrease in notes payable, $7.5 million increase in revolver and other lines of credit, $8.5 million of dividend reinvestment and quarterly activity related to employee benefit and stock plans, and cash dividends paid to shareowners of $6.3 million. During the prior year quarter, cash provided by financing activities included term debt payments of $3.5 million, $10.9 million of dividend reinvestment and quarterly activity related to employee benefit and stock plans, and cash dividends paid to shareowners of $6.1 million. As of September 30, 2004, we were in compliance with all debt covenants.

During the quarter ended September 30, 2004, cash expenditures related to our restructuring programs discussed in Note 13 were $2.7 million. The remaining cash payments for certain lease and severance costs of approximately $10.0 million are expected to be substantially complete by June 30, 2005.

There have been no material changes in our contractual obligations and commitments since June 30, 2004.

On October 29, 2004 we entered into a five-year, multi-currency, revolving credit facility with a group of financial institutions (2004 Credit Agreement), which amends, restates and replaces our 2002 Credit Agreement. The 2004 Credit Agreement permits revolving credit loans of up to $500 million for working capital, capital expenditures and general corporate purposes. This transaction contains significant improvements in terms and conditions relative to the 2002 Credit Agreement reflecting Kennametal’s improved credit profile and stronger bank market conditions. Interest payable under the 2004 Credit Agreement is based upon the type of borrowing under the facility and the available interest rates include (1) LIBOR plus an applicable margin, (2) the greater of the prime rate and the Federal Funds effective rate plus 0.50% or (3) a fixed rate as negotiated by the Company. The 2004 Credit Agreement contains various restrictive and affirmative covenants including some requiring the maintenance of certain financial ratios. The financial covenants contained in the 2004 Credit Agreement include: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in this agreement). Borrowings under the 2004 Credit Agreement continue to be guaranteed by our significant subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OFF-BALANCE SHEET ARRANGEMENTS

On July 3, 2003, the Company entered into a new three-year securitization program (“2003 Securitization Program”), which permitted us to securitize up to $100.0 million of accounts receivable. The 2003 Securitization Program was amended on September 19, 2003, permitting the Company to securitize up to $125 million of accounts receivable. The 2003 Securitization Program provides for a co-purchase arrangement with two financial institutions that participate in the purchase of the Company’s accounts receivable. As of September 30, 2004, the Company had securitized $115.3 million in accounts receivable.

FINANCIAL CONDITION

Total assets were $1,970.0 million at September 30, 2004, compared to $1,938.7 million at June 30, 2004. Working capital increased $29.1 million to $336.7 million at September 30, 2004 from $307.6 million at June 30, 2004. Working capital increased due to increases in accounts receivable of $6.5 million and inventories of $16.4 million related to increased sales, and a reduction in notes payable of $22.1 million, offset by an increase in the current maturities of long-term debt and capital leases of $11.7 million and an increase in accrued income taxes of $9.1 million. Total liabilities declined $7.1 million from June 30, 2004 to $1,028.2 million, primarily due to a reduction in notes payable. Shareowners’ equity increased $37.3 million to $924.4 million primarily as a result of net income of $22.7 million and the effect of employee benefit and stock plans of $14.1 million.

Total debt, including notes payable and capital leases, decreased from $440.2 million at June 30, 2004 to $435.4 million at September 30, 2004. The decrease in total debt is related to net operating cash flow after investing activities being utilized to reduce total debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have experienced certain changes in our exposure to market risk from June 30, 2004.

The fair value of our interest rate swap agreements was an asset of $0.2 million as of September 30, 2004 compared to a liability of $8.2 million as of June 30, 2004. The offset to this asset or liability is a corresponding increase or decrease, respectively, to long-term debt, as the instruments are accounted for as a hedge of our long-term debt. The $8.4 million increase in the recorded value of these agreements was non-cash and was the result of marking these instruments to market.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareowners on October 26, 2004, our shareowners voted on the election of two directors, the approval of an amendment to the Kennametal Inc. Stock and Incentive Plan of 2002 (2002 Plan), and the ratification of the selection of the independent registered public accounting firm. Of the 32,984,447 shares present in person or by proxy, the following is the number of shares voted in favor of, abstained or voted against each matter and the number of shares having authority to vote on each matter but withheld.

1.	With respect to the votes cast for the re-election of two directors whose terms expire in 2007:

	For	Withheld
A. Peter Held	31,786,204	1,198,242
Larry D. Yost	30,382,886	2,601,560

The following other directors’ terms of office continued after the meeting: Peter B. Bartlett, Ronald M. DeFeo, Kathleen J. Hempel, Lawrence W. Stranghoener, Markos I. Tambakeras and William R. Newlin.

2.	With respect to the votes cast for approval to increase the aggregate number of shares available for issuance under the 2002 Plan from 1,750,000 to 3,750,000:

	For	Against	Abstained
2002 Plan Amendment	23,397,439	6,826,372	61,363

3.	With respect to the ratification of the selection of the firm of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2005:

	For	Against	Abstained
PricewaterhouseCoopers LLP	32,347,779	596,791	39,876

ITEM 6.	EXHIBITS
(4)	Instruments defining the rights of security holders, including indentures

(4.1)	First Amendment to Rights Agreement, made and entered into as of October 6, 2004, by and between the registrant and Mellon Investor Services LLC	Exhibit 4.1 of the October 6, 2004 Form 8-K is incorporated herein by reference.

(10)	Material Contracts

(10.1)	Kennametal Inc. Stock and Incentive Plan of 2002 (as amended on October 26, 2004)	Exhibit 10.1 of the October 26, 2004 Form 8-K is incorporated herein by reference.

(10.2)	Amended and Restated Credit Agreement dated as of October 29, 2004 among Kennametal Inc., Bank of American, N.A. (as Administrative Agent); Keybank National Association and National City Bank of Pennsylvania (as Co-Syndication Agents); PNC Bank, National Association and JP Morgan Chase Bank (as Co-Documentation Agents); and several lenders from time to time parties thereto.	Exhibit 10.1 of the October 29, 2004 Form 8-K is incorporated herein by reference.

(10.3)	Kennametal Inc. Supplemental Executive Retirement Plan (as amended January 1, 2004)	Filed herewith.

(31)	Rule 13a-14a/15d-14(a) Certifications

(31.1)	Certification executed by Markos I. Tambakeras, Chief Executive Officer of Kennametal Inc.	Filed herewith.

(31.2)	Certification executed by F. Nicholas Grasberger III, Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Markos I. Tambakeras, Chief Executive Officer of Kennametal Inc., and F. Nicholas Grasberger III, Chief Financial Officer of Kennametal Inc.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date: November 9, 2004	By:	/s/ Timothy A. Hibbard Timothy A. Hibbard Corporate Controller and Chief Accounting Officer