Form 10-Q
period 2004-12-31
KENNAMETAL INC
filed 2005-02-09
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

Commission file number 1-5318

KENNAMETAL INC.

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	25-0900168 (I.R.S. Employer Identification No.)

World Headquarters
1600 Technology Way
P.O. Box 231
Latrobe, Pennsylvania 15650-0231
(Address of principal executive offices)

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
YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). YES ☑ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date:

Title Of Each Class	Outstanding at February 4, 2005

Capital Stock, par value $1.25 per share	37,504,717

KENNAMETAL INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2004

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KENNAMETAL INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2004	2003	2004	2003
Sales	$556,218	$460,778	$1,087,654	$905,353
Cost of goods sold	374,804	313,146	732,845	613,614

Gross profit	181,414	147,632	354,809	291,739
Operating expense	139,513	124,723	270,462	245,962
Restructuring	—	3,120	—	3,670
Amortization of intangibles	634	486	1,171	956

Operating income	41,267	19,303	83,176	41,151
Interest expense	6,121	6,547	12,577	13,147
Other income, net	(1,240)	(3,855)	(2,814)	(2,518)

Income before provision for income taxes and minority interest	36,386	16,611	73,413	30,522
Provision for income taxes	7,277	5,315	20,607	9,767
Minority interest expense	928	404	1,905	1,099

Net income	$28,181	$10,892	$50,901	$19,656

PER SHARE DATA
Basic earnings per share	$0.77	$0.31	$1.39	$0.55

Diluted earnings per share	$0.74	$0.30	$1.35	$0.54

Dividends per share	$0.17	$0.17	$0.34	$0.34

Basic weighted average shares outstanding	36,744	35,604	36,550	35,470

Diluted weighted average shares outstanding	38,016	36,260	37,702	36,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	June 30,
(in thousands)	2004	2004
ASSETS
Current assets:
Cash and equivalents	$32,168	$25,940
Accounts receivable, less allowance for doubtful accounts of $21,403 and $18,727	252,687	247,245
Inventories	421,183	388,077
Other current assets	139,336	135,683

Total current assets	845,374	796,945

Property, plant and equipment:
Land and buildings	281,511	269,587
Machinery and equipment	1,081,206	1,013,090
Less accumulated depreciation	(856,464)	(798,202)

Net property, plant and equipment	506,253	484,475

Other assets:
Investments in affiliated companies	17,894	15,775
Goodwill	486,699	488,715
Intangible assets, less accumulated amortization of $10,010 and $8,307	56,363	53,299
Other	115,557	99,454

Total other assets	676,513	657,243

Total assets	$2,028,140	$1,938,663

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases	$4,556	$100,423
Notes payable to banks	24,332	26,384
Accounts payable	142,465	148,216
Accrued income taxes	22,895	17,800
Accrued expenses	89,503	82,004
Deferred income taxes	819	757
Other current liabilities	113,351	110,943

Total current liabilities	397,921	486,527

Long-term debt and capital leases, less current maturities	376,268	313,400
Deferred income taxes	56,340	67,426
Accrued pension and postretirement benefits	160,729	148,973
Other liabilities	14,126	18,953

Total liabilities	1,005,384	1,035,279

Minority interest in consolidated subsidiaries	19,249	16,232

Commitments and contingencies

SHAREOWNERS’ EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 70,000 shares authorized; 38,049 and 37,912 shares issued	47,561	47,390
Additional paid-in capital	540,013	525,476
Retained earnings	388,315	350,012
Treasury shares, at cost; 642 and 1,279 shares held	(22,687)	(39,670)
Unearned compensation	(11,950)	(9,025)
Accumulated other comprehensive loss	62,255	12,969

Total shareowners’ equity	1,003,507	887,152

Total liabilities and shareowners’ equity	$2,028,140	$1,938,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	December 31,
(in thousands)	2004	2003
OPERATING ACTIVITIES
Net income	$50,901	$19,656
Adjustments for non-cash items:
Depreciation	30,438	30,884
Amortization	1,171	956
Stock-based compensation expense	7,252	6,341
Other	(3,019)	4,878
Changes in certain assets and liabilities (excluding acquisition):
Accounts receivable	17,219	21,291
Change in accounts receivable securitization	(2,227)	2,106
Inventories	(12,730)	15,437
Accounts payable and accrued liabilities	(17,301)	(31,466)
Accrued income taxes	6,840	(16,863)
Other	4,882	2,122

Net cash flow provided by operating activities	83,426	55,342

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(35,769)	(21,853)
Disposals of property, plant and equipment	3,333	2,388
Acquisition of business assets, net of cash acquired	(2,554)	—
Purchase of subsidiary stock	(750)	(5,024)
Proceeds from the sale of marketable equity securities	—	17,429
Other	3,313	1,058

Net cash flow used for investing activities	(32,427)	(6,002)

FINANCING ACTIVITIES
Net (decrease) increase in notes payable	(2,307)	1,573
Net decrease in revolver and other lines of credit	(53,632)	(52,820)
Term debt borrowings	4,842	1,546
Term debt repayments	(6,053)	(5,021)
Dividend reinvestment and employee benefit and stock plans	18,883	14,638
Cash dividends paid to shareowners	(12,598)	(12,461)
Other	(2,251)	(1,261)

Net cash flow used for financing activities	(53,116)	(53,806)

Effect of exchange rate changes on cash and equivalents	8,345	4,459

CASH AND EQUIVALENTS
Net increase (decrease) in cash and equivalents	6,228	(7)
Cash and equivalents, beginning of period	25,940	15,093

Cash and equivalents, end of period	$32,168	$15,086

SUPPLEMENTAL DISCLOSURES
Interest paid	$12,040	$12,422
Income taxes paid	20,289	20,631
Contribution of stock to employee defined contribution benefit plans	4,439	3,913
Changes in fair value of interest rate swaps	(6,790)	(5,771)

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

2. BASIS OF PRESENTATION

The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with the 2004 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2004 was derived from the audited balance sheet included in our 2004 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal, recurring adjustments. The results for the six months ended December 31, 2004 and 2003 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2005 is to the fiscal year ending June 30, 2005. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

Certain amounts have been reclassified to conform to current year presentation.

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2004, the Company adopted FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). FSP 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits and requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. See Note 7 for discussion of the effect of adoption of this FSP and required disclosures.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment (revised 2004).” This standard requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. The Company is currently evaluating pricing models and the transition provisions of this standard. SFAS 123(R) is effective for the Company beginning July 1, 2005.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. This standard clarifies the accounting for abnormal amounts of certain manufacturing costs and is not expected to have a material impact on the Company. SFAS 151 is effective for the Company beginning after July 1, 2005.

KENNAMETAL INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004.” FSP 109-2 allows companies evaluating the repatriation provision of the Act to apply the SFAS 109 provisions as it decides on a plan for reinvestment or repatriation of its unremitted foreign earnings. This FSP requires certain disclosures for companies that have not completed evaluation of the repatriation provision of the Act. See Note 10 for discussion of the effect of adoption of the Act and required disclosures.

4. STOCK-BASED COMPENSATION

Stock options generally are granted to eligible employees with a stock price equal to fair market value at the date of grant. Options are exercisable under specific conditions for up to 10 years from the date of grant. As permitted under the Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, we have elected to measure compensation expense related to stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations which uses the intrinsic value method. In addition to stock option grants, the Amended and Restated Kennametal Inc. Stock and Incentive Plan of 2002 permits the award of restricted stock to directors, officers and key employees. Expense associated with restricted stock grants is amortized over the vesting period. If compensation expense was determined based on the estimated fair value of options granted, consistent with the methodology in SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”, our 2004 and 2003 net income and earnings per share for the quarter and six months would be reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2004	2003	2004	2003
Net income, as reported	$28,181	$10,892	$50,901	$19,656
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,757)	(2,709)	(5,218)	(5,384)

Add: Total stock-based employee compensation expense determined under the intrinsic value based method for all awards, net of related tax effects	1,051	871	2,013	1,651

Total pro forma stock-based compensation	$(1,706)	$(1,838)	$(3,205)	$(3,733)

Pro forma net income	$26,475	$9,054	$47,696	$15,923

Basic earnings per share:
As reported	$0.77	$0.31	$1.39	$0.55
Pro forma	0.72	0.25	1.30	0.45

Diluted earnings per share:
As reported	$0.74	$0.30	$1.35	$0.54
Pro forma	0.70	0.25	1.27	0.44

KENNAMETAL INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. CONFORMA CLAD ACQUISITION

The Company acquired all of the outstanding common stock of Conforma Clad Inc. (Conforma Clad) effective March 1, 2004. The Company acquired Conforma Clad to expand its product and solutions offerings in the area of extreme wear environments involving corrosion, erosion and abrasion. Conforma Clad’s operating results have been included in our consolidated results since March 1, 2004 and are included in the AMSG segment (see Note 15).

6. DIVESTITURE OF OPERATIONS HELD FOR SALE

During our fiscal third quarter ended March 31, 2004, we completed the sale of the mining and construction business of Kennametal Widia India Limited, which was a part of the AMSG segment, for approximately $14.3 million, subject to a working capital adjustment. The Company received $12.3 million in net proceeds related to the sale of this business. The Company is required to satisfy certain conditions related to the property sold for it to receive the remaining $2.0 million due under the sale agreement. The Company expects to collect the remaining $2.0 million prior to March 31, 2005. Accordingly, the $2.0 million due under the agreement is classified within other current assets in the consolidated balance sheets as of December 31, 2004 and June 30, 2004. Under the working capital adjustment provision of the agreement, the purchaser is claiming that a $1.8 million reduction of the purchase price is required. The Company believes the purchaser’s claims are without merit. The Company has not provided for this claim in the condensed consolidated financial statements.

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

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As of July 1, 2004, the Company has recognized the effects of the Act in the measurement of its accumulated postretirement benefit obligation (APBO) for certain retiree groups in accordance with FSP 106-2.

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

KENNAMETAL INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tables below summarize the components of the net periodic cost of our defined benefit pension and OPEB plans, as amended, during the three and six months ended December 31, 2004 and 2003 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Defined Benefit Pension Plans	2004	2003	2004	2003
Service cost	$1,540	$4,269	$3,080	$8,538
Interest cost	6,374	7,857	12,748	15,832
Expected return on plan assets	(8,394)	(9,539)	(16,788)	(19,078)
Amortization of transition obligation	—	35	—	70
Amortization of prior service cost	155	180	310	376
Amortization of actuarial loss	146	402	292	804

Total net periodic pension (benefit) cost	$(179)	$3,204	$(358)	$6,542

During the three and six months ended December 31, 2004, the Company contributed $2.2 million and $4.2 million, respectively, to its various defined benefit pension plans. Contributions to such plans for fiscal 2005 are expected to total approximately $8.5 million. During the three and six months ended December 31, 2004, the Company also contributed $2.1 million and $4.4 million, respectively, to its defined contribution plan.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
OPEB Plans	2004	2003	2004	2003
Service cost	$167	$375	$334	$750
Interest cost	545	604	1,090	1,257
Amortization of prior service cost	(887)	(404)	(1,774)	(302)
Recognition of actuarial gains	(226)	(33)	(452)	(66)

Total net other postretirement (benefit) cost	$(401)	$542	$(802)	$1,639

8. INVENTORIES

Inventories are stated at the lower of cost or market. We use the last-in, first-out (LIFO) method for determining the cost of a significant portion of our U.S. inventories. The cost for the remainder of our inventories is determined under the first-in, first-out (FIFO) or average cost methods. We used the LIFO method of valuing inventories for approximately 40.0 percent and 41.0 percent of total inventories at December 31, 2004 and June 30, 2004, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

KENNAMETAL INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inventories as of the balance sheet dates consisted of the following (in thousands):

	December 31,	June 30,
	2004	2004
Finished goods	$288,595	$264,134
Work in process and powder blends	120,003	110,992
Raw materials and supplies	44,129	37,322

Inventory at current cost	452,727	412,448
Less: LIFO valuation	(31,544)	(24,371)

Total inventories	$421,183	$388,077

9.	ENVIRONMENTAL MATTERS

We are involved in various environmental cleanup and remediation activities at several of our manufacturing facilities. In addition, we are currently named as a potentially responsible party (PRP) at the Li Tungsten Superfund site in Glen Cove, New York. In December 1999, we recorded a remediation reserve of $3.0 million with respect to our involvement in these matters, which was recorded as a component of operating expense. This represents our best estimate of the undiscounted future obligation based on our evaluations and discussions with outside counsel and independent consultants, and the current facts and circumstances related to these matters. We recorded this liability because certain events occurred, including the identification of other PRPs, an assessment of potential remediation solutions and direction from the government for the remedial action plan that clarified our level of involvement in these matters and our relationship to other PRPs. This led us to conclude that it was probable a liability had been incurred. At December 31, 2004, we have an accrual of $2.7 million remaining relative to this environmental issue. Cash payments made against this accrual during the quarter were immaterial.

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

Additionally, we also maintain reserves for other potential environmental issues associated with our domestic operations and a location operated by our German subsidiary. At December 31, 2004, the total of these accruals was $1.1 million and represents anticipated costs associated with the remediation of these issues. Cash payments made against this reserve during the quarter were immaterial. The reserve increased $0.1 million during the current quarter related to foreign currency translation effects.

As a result of the Widia acquisition, we established a separate environmental reserve of $6.2 million. This reserve is used for environmental clean-up and remediation activities at several Widia manufacturing locations. This liability represents our best estimate of the future obligation based on our evaluations and discussions with independent consultants and the current facts and circumstances related to these matters. At December 31, 2004, we have an accrual of $5.8 million remaining relative to this environmental issue. Cash payments of $0.2 million were made against this reserve during the quarter. The reserve increased $0.5 million during the current quarter due to foreign currency translation effects.

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

10.	INCOME TAXES

The effective tax rate for the quarter ended December 31, 2004 was 20.0 percent versus 32.0 percent for the comparable period a year ago. The decrease from last year was primarily driven by the adjustment of valuation allowances related to certain net operating losses in Europe. Of the net valuation allowance reduction of $18.5 million, approximately $11.9 million reduced goodwill and the remaining $6.6 million reduced income tax expense. The valuation allowance change was primarily driven by the identification of a business and tax planning strategy in Germany, which is related to a broader European business strategy that the Company expects to implement during the first quarter of 2006.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was enacted. The Company is currently evaluating what effect this legislation will have on its effective tax rate, including the effect of a provision within the Act that provides for a special one-time tax deduction of 85.0 percent of foreign earnings that are repatriated to the United States, as defined by the Act. The Company expects to complete this evaluation during the second quarter of 2006. The Company is considering repatriating, under the Act, an amount between $0.0 and $200.0 million, which would result in an estimated tax cost between $0.0 and $10.5 million. Until its evaluation is completed, the unremitted earnings of the Company’s foreign investments continue to be considered permanently reinvested, and accordingly, no deferred tax liability has been established.

11.	EARNINGS PER SHARE

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

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised stock options and restricted stock awards by 1,271,427 and 655,931 for the three months ended December 31, 2004 and 2003, and 1,151,697 and 654,722 for the six months ended December 31, 2004 and 2003, respectively. Unexercised stock options to purchase our capital stock of 0.1 million and 0.6 million shares for the three months ended December 31, 2004 and 2003, respectively, and 0.3 million and 0.9 million for the six months ended December 31, 2004 and 2003, respectively, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore their inclusion would have been anti-dilutive.

KENNAMETAL INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.	COMPREHENSIVE INCOME

Comprehensive income for the three and six months ended December 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income	$28,181	$10,892	$50,901	$19,656
Unrealized (loss) gain on securities available-for-sale, net of tax	(57)	(866)	(67)	169
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges, net of tax	(2,393)	(1,075)	(3,688)	(1,051)
Reclassification of unrealized loss on matured derivatives, net of tax	180	640	443	2,662
Minimum pension liability adjustment, net of tax	(1,068)	(1,164)	(1,186)	(1,345)
Foreign currency translation adjustments	45,382	35,738	53,784	41,117

Comprehensive income	$70,225	$44,165	$100,187	$61,208

13.	GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill attributable to each segment at June 30, 2004 and December 31, 2004 is as follows (in thousands):

				Translation	December 31,
	June 30, 2004	Acquisition	Adjustments	Adjustment	2004
MSSG	$223,866	$734	$(13,271)	$9,047	$220,376
AMSG	220,493	2,255	(2,035)	1,254	221,967
J&L	39,649	—	—	—	39,649
FSS	4,707	—	—	—	4,707

Total	$488,715	$2,989	$(15,306)	$10,301	$486,699

During the six months ended December 31, 2004, we completed three individually immaterial acquisitions of businesses, in which we had prior investment or business relationships, for a combined purchase price of $3.7 million, of which $0.3 million has been deferred. These acquisitions resulted in an increase of goodwill of $3.0 million.

Adjustments recorded during the quarter ended December 31, 2004 reduced goodwill $15.3 million. The identification of a tax planning strategy resulted in the reduction of $11.9 million in net operating loss valuation allowances that were recorded in the purchase accounting for the Widia acquisition. Adjustments related to the finalization of certain restructuring accrual estimates and deferred tax assets recorded in the purchase accounting for the Widia acquisition resulted in a $1.4 million reduction of goodwill. The remaining adjustment of $2.0 million was the result of a purchase accounting adjustment related to the Conforma Clad acquisition.

KENNAMETAL INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of our other intangible assets and useful lives are as follows (in thousands):

		December 31, 2004		June 30, 2004
	Estimated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Contract based	4 – 15 years	$3,799	$(3,522)	$3,799	$(3,393)
Technology based and other	4 – 15 years	17,384	(6,488)	16,137	(4,914)
Trademarks	Indefinite	40,416	—	37,150	—
Intangible pension asset and other	Indefinite	4,774	—	4,520	—

Total		$66,373	$(10,010)	$61,606	$(8,307)

14.	RESTRUCTURING CHARGES

The Company did not record any restructuring charges during the quarter or six months ended December 31, 2004.

Widia Integration In 2003, we implemented two Widia acquisition-related integration programs described below (Kennametal Integration Restructuring Program and the Widia Integration Plan) which together resulted in a global headcount reduction of approximately 760 positions, 385 in Europe and 375 in India. We completed the integration plan in Europe and India and closed six sales offices, three manufacturing facilities and closed or consolidated four warehouses. All costs associated with the integration have been incurred and remaining cash payments for certain lease and severance costs are expected to be substantially complete by June 30, 2005.

Kennametal Integration Restructuring Program This program included employee severance costs associated with existing Kennametal facilities. The accrual balance as of December 31, 2004 is not material.

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

	Accrual at	Cash	Non-Cash	Translation	Accrual at
(in thousands)	June 30, 2004	Expenditures	Adjustment	Adjustment	December 31 , 2004
Facility rationalizations	$3,589	$(1,617)	$—	$244	$2,216
Employee severance	7,699	(2,409)	(649)	715	5,356

Total	$11,288	$(4,026)	$(649)	$959	$7,572

Non-cash adjustments recorded during the quarter ended December 31, 2004 relate to the finalization of certain estimates recorded in the purchase accounting for the Widia acquisition. These amounts were recorded as adjustments to goodwill as discussed in Note 13.

Prior Programs In 2005, we effectively completed and paid the majority of costs associated with the 2003 Facility Consolidation Program and the 2003 Workforce Restructuring Program. Remaining cash expenditures are not material as of December 31, 2004.

KENNAMETAL INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	SEGMENT DATA

We operate four global business units consisting of Metalworking Solutions & Services Group, Advanced Materials Solutions Group, J&L Industrial Supply and Full Service Supply, and Corporate. We do not allocate corporate costs, domestic pension expense, interest expense, other expense, income taxes, or minority interest to the operating segment results presented below. Financial information for Conforma Clad, which was acquired effective March 1, 2004, has been included in AMSG’s financial information below since the acquisition date. Our external sales, intersegment sales and operating income by segment for the three and six months ended December 31, 2004 and 2003 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
External sales:
MSSG	$336,230	$283,493	$652,100	$554,622
AMSG	122,327	94,751	240,213	188,382
J&L	61,338	50,341	122,755	98,480
FSS	36,323	32,193	72,586	63,869

Total external sales	$556,218	$460,778	$1,087,654	$905,353

Intersegment sales:
MSSG	$38,225	$25,782	$79,133	$55,797
AMSG	8,279	7,394	17,623	14,566
J&L	442	303	895	626
FSS	731	518	1,567	1,118

Total intersegment sales	$47,677	$33,997	$99,218	$72,107

Total sales:
MSSG	$374,455	$309,275	$731,233	$610,419
AMSG	130,606	102,145	257,836	202,948
J&L	61,780	50,644	123,650	99,106
FSS	37,054	32,711	74,153	64,987

Total sales	$603,895	$494,775	$1,186,872	$977,460

Operating income:
MSSG	$42,723	$22,684	$81,595	$46,186
AMSG	13,869	9,407	28,402	21,229
J&L	5,866	4,306	11,587	6,991
FSS	546	(159)	666	(440)
Corporate	(21,737)	(16,935)	(39,074)	(32,815)

Total operating income	$41,267	$19,303	$83,176	$41,151

KENNAMETAL INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.	2004 CREDIT AGREEMENT

On October 29, 2004 we entered into a five-year, multi-currency, revolving credit facility with a group of financial institutions (2004 Credit Agreement), which amends, restates and replaces our 2002 Credit Agreement. The 2004 Credit Agreement permits revolving credit loans of up to $500 million for working capital, capital expenditures and general corporate purposes. Interest payable under the 2004 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate and the Federal Funds effective rate plus 0.50 percent or (3) fixed as negotiated by the Company. The 2004 Credit Agreement contains various restrictive and affirmative covenants including some requiring the maintenance of certain financial ratios. The financial covenants contained in the 2004 Credit Agreement include: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in this agreement). Borrowings under the 2004 Credit Agreement are guaranteed by our significant domestic subsidiaries.

17.	SUBSEQUENT EVENT

On January 25, 2005, Kennametal entered into a definitive agreement to purchase Extrude Hone Corporation (Extrude Hone) for approximately $137.0 million, net of acquired cash and estimated direct acquisition costs and subject to customary post-closing adjustments. Extrude Hone supplies engineered component process technology, focused on component deburring, polishing, and producing controlled radii, to improve manufacturing processes and end products of its customers in a variety of industries around the world.The acquisition is expected to close during Kennametal’s fiscal third quarter and is subject to customary regulatory approval and negotiated conditions of closing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Sales for the quarter ended December 31, 2004 were $556.2 million, an increase of $95.4 million or 20.7 percent from $460.8 million in the prior year quarter. Sales for the six months ended December 31, 2004 were $1,087.7 million, an increase of $182.3 million or 20.1 percent from $905.4 million in the prior year period. Gross profit for the quarter ended December 31, 2004 increased $33.8 million, or 22.9 percent, to $181.4 million. Gross profit for the six months ended December 31, 2004 increased $63.1 million, or 21.6 percent, to $354.8 million. Net income for the quarter ended December 31, 2004 was $28.2 million, or $0.74 per diluted share, compared to $10.9 million, or $0.30 per diluted share, in the same quarter last year. Net income for the six months ended December 31, 2004 was $50.9 million, or $1.35 per diluted share, compared to $19.7 million, or $0.54 per diluted share, in the same period last year. Earnings benefited from continued market growth, new product introduction, the effect of prior year acquisitions, a lower effective tax rate, better pricing, increased capacity utilization and favorable foreign currency effects. These benefits were partially offset by increased raw material costs, employment costs and professional fees.

SALES

Sales for the quarter ended December 31, 2004 were $556.2 million, an increase of $95.4 million or 20.7 percent from $460.8 million in the prior year quarter. The increase in sales is primarily attributed to 16.0 percent organic growth as well as favorable foreign currency effects and the effects of acquisitions. The increase in organic sales is attributed to new product introduction, further penetration in several markets, particularly in North America and in Asia, and continued economic expansion in the manufacturing sector.

Sales for the six months ended December 31, 2004 were $1,087.7 million, an increase of $182.3 million or 20.1 percent from $905.4 million in the prior year period. The increase in sales is primarily attributed to 15.0 percent in organic growth as well as favorable foreign currency effects and the effects of acquisitions.

GROSS PROFIT

Gross profit for the quarter ended December 31, 2004 increased $33.8 million, or 22.9 percent, to $181.4 million. The increase in gross profit is primarily due to increased sales volume, which positively impacted gross profit by $31.3 million. Improved price realization, greater capacity utilization, and favorable foreign currency effects positively impacted gross profit during the quarter. Such benefits were partially offset by higher raw material costs and costs related to a plant closure during the quarter. We believe our raw material costs will continue to increase during the current fiscal year as certain supply arrangements are renewed. Such cost increases are expected to be mitigated by further production efficiencies and increased product pricing to be implemented throughout fiscal 2005.

Gross profit margin for the quarter ended December 31, 2004 increased from 32.0 percent last year to 32.6 percent in the current quarter. The gross profit margin benefited from improved price realization, greater capacity utilization, favorable foreign currency effects and the absence of restructuring charges in the current quarter. Such benefits were partially offset by an unfavorable effect from higher raw material prices and costs related to a plant closure during the quarter.

Gross profit for the six months ended December 31, 2004 increased $63.1 million, or 21.6 percent, to $354.8 million. The increase in gross profit is primarily due to increased sales volume, which positively impacted gross profit by $57.7 million. Improved price realization, greater capacity utilization, and favorable foreign currency effects positively impacted gross profit during the period. Such benefits were partially offset by higher raw material costs and costs related to a plant closure during the period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross profit margin for the six months ended December 31, 2004 increased from 32.2 percent last year to 32.6 percent in the current period. The gross profit margin benefited from improved price realization, greater capacity utilization, favorable foreign currency effects and the absence of restructuring charges in the current period. Such benefits were partially offset by an unfavorable effect from higher raw material prices and costs related to a plant closure during the period.

OPERATING EXPENSE

Operating expenses for the quarter ended December 31, 2004 were $139.5 million, an increase of $14.8 million, or 11.9 percent, compared to $124.7 million of a year ago. The increase in operating expense is primarily attributed to $8.2 million related to increased employment costs, unfavorable foreign currency effects of $4.1 million, a $2.2 million increase of professional fees and $1.6 million related to acquisitions. These increases were partially offset by a $1.8 million charge in the prior year related to a reserve for a note receivable from a divestiture of a business.

Operating expenses for the six months ended December 31, 2004 were $270.5 million, an increase of $24.5 million, or 10.0 percent, compared to $246.0 million of a year ago. The increase in operating expense is primarily attributed to $14.3 million related to increased employment costs, unfavorable foreign currency effects of $7.2 million, a $3.0 million increase of professional fees and $3.0 million related to acquisitions. These increases were partially offset by a $1.8 million charge related to a reserve for a note receivable from a divestiture of a business and $1.4 million of Widia integration costs incurred in the prior year.

RESTRUCTURING CHARGES

The Company did not record any restructuring charges for the quarter or six months ended December 31, 2004.

The Company recorded $3.1 million and $3.7 million of restructuring charges for the quarter and six months ended December 31, 2003, respectively. These charges related to the 2003 Facility Consolidation Program and the Kennametal Integration Restructuring Program.

See discussion of cash expenditures for the quarter and six months ended December 31, 2004 related to our restructuring programs in the Liquidity and Capital Resources section of Item 2.

INTEREST EXPENSE

Interest expense for the quarter ended December 31, 2004 declined to $6.1 million from $6.5 million a year ago. The decrease in interest expense is due to total debt, including capital leases and notes payable, declining from $481.3 million at December 31, 2003 to $405.2 million at December 31, 2004. This decrease is offset by an increase in the average domestic borrowing rate for the quarter to 4.7 percent in 2004 from 4.3 percent in 2003.

Interest expense for the six months ended December 31, 2004 declined to $12.6 million from $13.1 million in the prior year period. The decrease in interest expense is due to reduction in total debt noted above. This decrease is offset by an increase in the average domestic borrowing rate for the period to 4.6 percent in 2004 from 4.3 percent in 2003.

OTHER INCOME, NET

Other income for the quarter ended December 31, 2004 is $1.2 million compared to other income of $3.9 million in prior year quarter. The prior year other income includes a gain on the sale of the Toshiba Tungaloy investment of $4.4 million. The current quarter other income includes an increase in foreign exchange gains of $2.1 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other income for the six months ended December 31, 2004 is $2.8 million compared to other income of $2.5 million in prior year. The prior year other income includes a gain on the sale of the Toshiba Tungaloy investment of $4.4 million. The current period other income includes an increase in foreign exchange gains of $5.0 million.

INCOME TAXES

The effective tax rate for the quarter ended December 31, 2004 was 20.0 percent versus 32.0 percent for the comparable period a year ago. The decrease from last year was primarily driven by the adjustment of valuation allowances related to certain net operating losses in Europe. Of the net valuation allowance reduction of $18.5 million, approximately $11.9 million reduced goodwill and the remaining $6.6 million reduced income tax expense. The valuation allowance change was primarily driven by the identification of a business and tax planning strategy in Germany, which is related to a broader European business strategy that the Company expects to implement during the first quarter of 2006.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was enacted. The Company is currently evaluating what effect this legislation will have on its effective tax rate, including the effect of a provision within the Act that provides for a special one-time tax deduction of 85.0 percent of foreign earnings that are repatriated to the United States, as defined by the Act. The Company expects to complete this evaluation during the second quarter of 2006. The Company is considering repatriating, under the Act, an amount between $0.0 and $200.0 million, which would result in an estimated tax cost between $0.0 and $10.5 million. Until its evaluation is completed, the unremitted earnings of the Company’s foreign investments continue to be considered permanently reinvested, and accordingly, no deferred tax liability has been established.

The Company continues to review its tax planning initiatives in an effort to optimize its overall global effective tax rate.

NET INCOME

Net income for the quarter ended December 31, 2004 was $28.2 million, or $0.74 per diluted share, compared to $10.9 million, or $0.30 per diluted share, in the same quarter last year. The increase in earnings is primarily attributable to organic sales growth, better pricing, increased capacity utilization, a lower effective tax rate, favorable foreign currency effects and an absence of current year restructuring charges . These improvements were offset in part by higher raw material costs, increased employment costs and increased professional fees in the current year and a prior year non-recurring gain on the sale of an investment.

Net income for the six months ended December 31, 2004 was $50.9 million, or $1.35 per diluted share, compared to $19.7 million, or $0.54 per diluted share, in the same period last year. The increase in earnings is primarily attributable to organic sales growth, better pricing, increased capacity utilization, a lower effective tax rate, favorable foreign currency effects and an absence of current year restructuring charges . These improvements were offset in part by higher raw material costs, increased employment costs and increased professional fees in the current year and a prior year non-recurring gain on the sale of an investment.

BUSINESS SEGMENT REVIEW

Our operations are organized into four global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG), J&L Industrial Supply (J&L) and Full Service Supply (FSS), and Corporate. The presentation of segment information reflects the manner in which we organize segments for making operating decisions and assessing performance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

METALWORKING SOLUTIONS & SERVICES GROUP

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2004	2003	2004	2003
External sales	$336,230	$283,493	$652,100	$554,622
Intersegment sales	38,225	25,782	79,133	55,797
Operating income	42,723	22,684	81,595	46,186

MSSG external sales increased 18.6 percent or $52.7 million to $336.2 million from $283.5 million in the December 2003 quarter. The increase in sales for the quarter was driven primarily by growth in North America, Europe and our industrial products group, which were up 17.4 percent, 19.7 percent and 16.2 percent, respectively. This growth is attributed to new product introduction, growth in milling and hole making products, better pricing and accelerated growth of Widia products in the Americas and Europe. MSSG experienced growth across several sectors such as, aerospace, energy, automotive and light engineering. Favorable foreign currency effects accounted for $13.2 million of the increase in external sales for the quarter.

For the quarter ended December 31, 2004, operating income of $42.7 million increased 88.3 percent or $20.0 million from $22.7 million in the prior year quarter. Operating income was leveraged as a result of sales growth, a continued focus on cost containment and favorable foreign currency effects. These benefits were partially offset by an increase in raw material costs and higher employment costs.

For the six months ended December 31, 2004, MSSG external sales increased 17.6 percent or $97.5 million to $652.1 million from $554.6 million in the prior year period. The increase in sales for the period was driven primarily by continued improvements in North America, Europe and our industrial products group, which were up 16.9 percent, 16.5 percent and 18.6 percent, respectively. This growth is attributed to the introduction of new products, continued market share gains, and industry growth across several sectors such as, aerospace, energy, automotive and light engineering. Favorable foreign currency effects accounted for $23.3 million of the increase in external sales for the period.

Operating income of $81.6 million increased 76.7 percent or $35.4 million from $46.2 million last year. Operating income was leveraged as a result of sales growth, a continued focus on cost containment, a reduction in restructuring and integration costs of $6.5 million and favorable foreign currency effects. These benefits were partially offset by an increase in raw material costs and higher employment costs.

ADVANCED MATERIALS SOLUTIONS GROUP

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2004	2003	2004	2003
External sales	$112,327	$94,751	$240,213	$188,382
Intersegment sales	8,279	7,394	17,623	14,566
Operating income	13,869	9,407	28,402	21,229

AMSG external sales increased 18.5 percent or $17.6 million to $112.3 million for the quarter ended December 31, 2004 from $94.8 million in the prior year quarter. The increase in sales is attributed to new product introduction and improved market conditions. The increase in sales was achieved primarily in mining and construction products and energy products, which were up 26.0 percent and 27.7 percent, respectively, and the addition of Conforma Clad.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating income was $13.9 million for the quarter ended December 31, 2004, an increase of $4.5 million, over the prior year quarter. The increase is attributed to sales growth, the absence of current year restructuring charges and the addition of Conforma Clad. These benefits were partially offset by an increase in raw material costs, higher employment costs and charges related to a plant closure.

For the six months ended December 31, 2004, AMSG external sales increased 27.5 percent or $51.8 million to $240.2 million from $188.4 million in the prior year period. The increase in sales is attributed to new product introduction and improved market conditions. The increase in sales was achieved primarily in mining and construction products, engineered products and energy products, which were up 20.9 percent, 22.4 percent and 22.8 percent, respectively, and the addition of Conforma Clad.

Operating income was $28.4 million for the six months ended December 31, 2004, an increase of $7.2 million, over the prior year period. The increase is attributed to sales growth, the absence of current year restructuring and integration costs and the addition of Conforma Clad. These benefits were partially offset by an increase in raw material costs, higher employment costs and charges related to a plant closure.

J&L INDUSTRIAL SUPPLY

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)
	2004	2003	2004	2003
External sales	$61,338	$50,341	$122,755	$98,480
Intersegment sales	442	303	895	626
Operating income	5,866	4,306	11,587	6,991

J&L external sales increased $11.0 million or 21.8 percent to $61.3 million for the quarter ended December 31, 2004. The increase in sales is attributable to new customer growth and increased e-commerce. Operating income was $5.9 million compared to $4.3 million in the prior year quarter. The increase in operating income is a result of the improvement in sales growth and continued cost containment.

For the six months ended December 31, 2004, J&L external sales increased $24.3 million or 24.6 percent to $122.8 million from $98.5 million in the prior year period. The increase in sales is attributable to new customer growth and increased e-commerce sales. Operating income was $11.6 million compared to $7.0 million in the prior year. The increase in operating income is a result of the improvement in sales growth and continued cost containment.

FULL SERVICE SUPPLY

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)
	2004	2003	2004	2003
External sales	$36,323	$32,193	$72,586	$63,869
Intersegment sales	731	518	1,567	1,118
Operating income	546	(159)	666	(440)

FSS external sales increased $4.1 million or 12.8 percent to $36.3 million for the quarter ended December 31, 2004 from $32.2 million for the prior year quarter. The increase in sales is primarily associated with organic growth. Operating income improved $0.7 million in the current year on improved sales volume.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the six months ended December 31, 2004, FSS external sales increased $8.7 million or 13.6 percent to $72.6 million from $63.9 million for the prior year period. The increase in sales is primarily associated with organic growth. Operating income improved $1.1 million in the current year on the improved sales volume.

CORPORATE

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)
	2004	2003	2004	2003
Operating expense	$(21,737)	$(16,935)	$(39,074)	$(32,815)

Corporate represents corporate shared service costs, certain employee benefit costs and eliminations of operating results between segments. For the three months ended December 31, 2004, the operating expense increased $4.8 million or 28.4 percent compared to the prior year quarter. The increase is attributed to an increase in professional fees and employment expenses. The prior year quarter included a charge of $1.8 million related to a reserve for a note receivable from a divestiture of a business.

For the six months ended December 31, 2004, the operating expense increased $6.3 million or 19.1 percent compared to the prior year period. The increase is attributed to an increase in professional fees and employment expenses. The prior year period included a charge of $1.8 million related to a reserve for a note receivable from a divestiture of a business.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies since June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flow from operations is the primary source of financing for capital expenditures and internal growth. During the six months ended December 31, 2004, we generated $83.4 million in cash flows from operations, an increase of $28.1 million from $55.3 million for the prior year period. Cash flows provided by operations for the period ended December 31, 2004 consists of net income and non-cash items totaling $86.7 million partially offset by changes in certain assets and liabilities of $3.3 million. Contributing to this change was an increase in inventory of $12.7 million resulting from the increase in production to meet sales demand. The decrease in accounts receivable of $17.2 million was a result of continued focus on collections and was more than offset by the reduction in accounts payable and accrued liabilities of $17.3 million. Cash flows provided by operations for the six months ended December 31, 2003 consisted of net income and non-cash items totaling $62.7 million offset by changes in certain assets and liabilities of $7.4 million. The most significant components of this change were a decrease in accounts payable and accrued liabilities of $31.5 million, a decrease in accounts receivable of $21.3 million, a decrease in accrued income taxes of $16.9 million, and a decrease in inventories of $15.4 million.

Net cash used for investing activities was $32.4 million for the six months ended December 31, 2004, an increase of $26.4 million, from $6.0 million in the prior year period. During six months ended December 31, 2004, cash used for investing activities includes $35.8 million of purchases of property, plant and equipment, $2.6 million of acquisitions, and $0.8 million of purchases of subsidiary stock. During the prior year period, cash used for investing activities included $21.9 million of purchases of property, plant and equipment, $17.4 million of proceeds from the sale of marketable equity securities and $5.0 million of purchases of subsidiary stock. We have projected our capital expenditures for 2005 to be $70.0 to $80.0 million and to be primarily used to support new strategic initiatives, new products and to upgrade machinery and equipment. We believe this level of capital spending is sufficient to maintain competitiveness and improve productivity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUTED)

During the six months ended December 31, 2004, net cash used for financing activities was $53.1 million, a decrease of $0.7 million compared to the same period last year. During the current year period, cash used for financing activities includes a $2.3 million net decrease in notes payable, $53.6 million decrease in revolver and other lines of credit, $18.9 million of dividend reinvestment and the effects of employee benefit and stock plans, and cash dividends paid to shareowners of $12.6 million. During the prior year period, cash used for financing activities includes a $1.6 million net increase in notes payable, $52.8 million decrease in revolver and other lines of credit, $14.6 million of dividend reinvestment and the effects of employee benefit and stock plans, and cash dividends paid to shareowners of $12.5 million. As of December 31, 2004, we were in compliance with all debt covenants.

During the six months ended December 31, 2004, cash expenditures related to our restructuring programs discussed in Note 14 were $4.5 million. The remaining cash payments for certain lease and severance costs of approximately $8.0 million are expected to be substantially complete by June 30, 2005.

On October 29, 2004 we entered into a five-year, multi-currency, revolving credit facility with a group of financial institutions (2004 Credit Agreement), which amends, restates and replaces our 2002 Credit Agreement. The 2004 Credit Agreement permits revolving credit loans of up to $500.0 million for working capital, capital expenditures and general corporate purposes. This transaction contains significant improvements in terms and conditions relative to the 2002 Credit Agreement reflecting Kennametal’s improved credit profile and more favorable bank market conditions. Interest payable under the 2004 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate and the Federal Funds effective rate plus 0.50 percent or (3) fixed as negotiated by the Company. The 2004 Credit Agreement contains various restrictive and affirmative covenants including some requiring the maintenance of certain financial ratios. The financial covenants contained in the 2004 Credit Agreement include: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in this agreement). Borrowings under the 2004 Credit Agreement are guaranteed by our significant domestic subsidiaries.

On January 25, 2005, Kennametal entered into a definitive agreement to purchase Extrude Hone Corporation (Extrude Hone) for approximately $137.0 million, net of acquired cash and estimated direct acquisition costs and subject to customary post-closing adjustments. Extrude Hone supplies engineered component process technology, focused on component deburring, polishing, and producing controlled radii, to improve manufacturing processes and end products of its customers in a variety of industries around the world. The acquisition is expected to close during Kennametal’s fiscal third quarter and is subject to customary regulatory approval and negotiated conditions of closing.

There have been no other material changes in our contractual obligations and commitments since June 30, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

On July 3, 2003, the Company entered into a new three-year securitization program (“2003 Securitization Program”), which permitted us to securitize up to $100.0 million of accounts receivable. The 2003 Securitization Program was amended on September 19, 2003, permitting the Company to securitize up to $125.0 million of accounts receivable. The 2003 Securitization Program provides for a co-purchase arrangement with two financial institutions that participate in the purchase of the Company’s accounts receivable. As of December 31, 2004, the Company had securitized $115.3 million in accounts receivable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION

Total assets were $2,028.1 million at December 31, 2004, compared to $1,938.7 million at June 30, 2004. Working capital increased $137.0 million to $447.5 million at December 31, 2004 from $310.4 million at June 30, 2004. The increase in working capital is primarily driven by an increase in inventories of $33.1 million related to the increase in production to meet sales demand and the reduction of current maturities of long-term debt and capital leases of $95.9 million. Total liabilities declined $29.9 million from June 30, 2004 to $1,005.4 million, primarily due to a reduction in total debt of $35.1 million partially offset by an increase in accrued pension and postretirement benefits of $11.8 million. Stockholders’ equity increased $116.4 million to $1,003.5 million as of December 31, 2004 from $887.2 million as of June 30, 2004. The increase is primarily a result of translation adjustments of $53.8 million, net income of $50.9 million and the effect of employee benefit and stock plans of $25.8 million partially offset by cash dividends paid to shareowners of $12.6 million.

Total debt, including notes payable and capital leases, decreased from $440.2 million at June 30, 2004 to $405.2 million at December 31, 2004. The decrease in total debt is related to net operating cash flow after investing activities being utilized to reduce total debt.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2004, the Company adopted FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). FSP 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits and requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. See Note 7 to these condensed consolidated financial statements for discussion of the effect of adoption of this FSP and required disclosures.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123(R) “Share-Based Payment (revised 2004).” This standard requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. The Company is currently evaluating pricing models and the transition provisions of this standard. SFAS 123(R) is effective for the Company beginning July 1, 2005.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. This standard clarifies the accounting for abnormal amounts of certain manufacturing costs and is not expected to have a material impact on the Company. SFAS 151 is effective for the Company beginning after July 1, 2006.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004.” FSP 109-2 allows companies evaluating the repatriation provision of the Act to apply the SFAS 109 provisions as it decides on a plan for reinvestment or repatriation of its unremitted foreign earnings. This FSP requires certain disclosures for companies that have not completed evaluation of the repatriation provision of the Act. See Note 10 to these condensed consolidated financial statements for discussion of the effect of adoption of the Act and required disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have experienced certain changes in our exposure to market risk from June 30, 2004.

The fair value of our interest rate swap agreements was a liability of $1.5 million as of December 31, 2004 compared to a liability of $8.2 million as of June 30, 2004. The offset to this liability is a corresponding decrease to long-term debt, as the instruments are accounted for as a hedge of our long-term debt. The $6.7 million increase in the recorded value of these agreements was non-cash and was the result of marking these instruments to market.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s management evaluated, with the participation of the company’s Chief Executive Officer and Chief Accounting Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(31)	Rule 13a-14a/15d-14(a) Certifications

(31.1)	Certification executed by Markos I.	Filed herewith.
Tambakeras, Chief Executive Officer of
Kennametal Inc.

(31.2)	Certification executed by Timothy A. Hibbard,	Filed herewith.
Chief Accounting Officer of Kennametal Inc.

(32)	Section 1350 Certifications

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350 as	Filed herewith.
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
of 2002, executed by Markos I. Tambakeras, Chief
Executive Officer of Kennametal Inc., and Timothy A.
Hibbard, Chief Accounting Officer of Kennametal Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date: February 9, 2005	By:	/s/ Timothy A. Hibbard

Timothy A. Hibbard
Corporate Controller and
Chief Accounting Officer