Form 10-Q
period 2005-03-31
KENNAMETAL INC
filed 2005-05-10
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). YES ☑ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date:

Title Of Each Class	Outstanding at May 5, 2005

Capital Stock, par value $1.25 per share	37,957,194

KENNAMETAL INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KENNAMETAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Sales	$597,355	$524,230	$1,685,009	$1,429,583
Cost of goods sold	386,094	348,376	1,118,939	961,990

Gross profit	211,261	175,854	566,070	467,593
Operating expense	146,422	132,218	416,884	378,180
Restructuring and asset impairment charges	4,707	—	4,707	3,670
Loss on assets held for sale	1,546	—	1,546	—
Amortization of intangibles	723	614	1,894	1,570

Operating income	57,863	43,022	141,039	84,173
Interest expense	6,803	6,332	19,380	19,479
Other expense (income), net	28	508	(2,786)	(2,010)

Income before provision for income taxes and minority interest	51,032	36,182	124,445	66,704
Provision for income taxes	18,933	11,579	39,540	21,345
Minority interest expense	1,449	533	3,354	1,632

Net income	$30,650	$24,070	$81,551	$43,727

PER SHARE DATA
Basic earnings per share	$0.83	$0.67	$2.22	$1.23

Diluted earnings per share	$0.80	$0.66	$2.15	$1.20

Dividends per share	$0.17	$0.17	$0.51	$0.51

Basic weighted average shares outstanding	37,093	35,828	36,736	35,589

Diluted weighted average shares outstanding	38,253	36,662	37,935	36,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	March 31,	June 30,
	2005	2004
ASSETS
Current assets:
Cash and equivalents	$34,792	$25,940
Accounts receivable, less allowance for doubtful accounts of $19,304 and $18,727	261,439	247,245
Inventories	408,713	388,077
Current assets held for sale	50,469	—
Other current assets	130,416	135,683

Total current assets	885,829	796,945

Property, plant and equipment:
Land and buildings	276,325	269,587
Machinery and equipment	1,074,332	1,013,090
Less accumulated depreciation	(837,851)	(798,202)

Net property, plant and equipment	512,806	484,475

Other assets:
Investments in affiliated companies	17,492	15,775
Goodwill	533,325	488,715
Intangible assets, less accumulated amortization of $10,467 and $8,307	128,583	53,299
Assets held for sale	2,715	—
Other	118,381	99,454

Total other assets	800,496	657,243

Total assets	$2,199,131	$1,938,663

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases	$27,748	$100,423
Notes payable to banks	28,477	26,384
Accounts payable	142,268	148,216
Accrued income taxes	32,672	17,800
Accrued expenses	87,986	82,004
Deferred income taxes	1,602	757
Current liabilities of operations held for sale	14,437	—
Other current liabilities	123,274	110,943

Total current liabilities	458,464	486,527

Long-term debt and capital leases, less current maturities	428,943	313,400
Deferred income taxes	91,088	67,426
Accrued pension and postretirement benefits	160,917	148,973
Other liabilities	18,869	18,953

Total liabilities	1,158,281	1,035,279

Minority interest in consolidated subsidiaries	19,664	16,232

Commitments and contingencies

SHAREOWNERS’ EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 70,000 shares authorized; 38,152 and 37,912 shares issued	47,690	47,390
Additional paid-in capital	545,483	525,476
Retained earnings	412,585	350,012
Treasury shares, at cost; 385 and 1,279 shares held	(14,395)	(39,670)
Unearned compensation	(13,257)	(9,025)
Accumulated other comprehensive income	43,080	12,969

Total shareowners’ equity	1,021,186	887,152

Total liabilities and shareowners’ equity	$2,199,131	$1,938,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	March 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$81,551	$43,727
Adjustments for non-cash items:
Depreciation	46,646	47,183
Amortization	1,894	1,570
Stock-based compensation expense	10,712	9,444
Asset impairment charge	4,707	—
Loss on assets held for sale	1,546	—
Other	(400)	6,013
Changes in certain assets and liabilities (excluding acquisition):
Accounts receivable	(18,043)	(12,813)
Change in accounts receivable securitization	3,269	9,600
Inventories	(21,481)	13,468
Accounts payable and accrued liabilities	9,690	5,951
Accrued income taxes	16,983	(13,460)
Other	12,657	(1,216)

Net cash flow provided by operating activities	149,731	109,467

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(57,292)	(36,060)
Disposals of property, plant and equipment	3,912	2,998
Acquisitions of business assets, net of cash acquired	(136,148)	(64,588)
Purchase of subsidiary stock	(750)	(5,030)
Proceeds from the sale of marketable equity securities	—	17,429
Proceeds from divestiture of assets held for sale	—	12,306
Other	3,371	1,093

Net cash flow used for investing activities	(186,907)	(71,852)

FINANCING ACTIVITIES
Net increase (decrease) in notes payable	2,102	(2,768)
Net increase (decrease) in short-term credit lines	23,900	(20,116)
Term debt borrowings	476,187	350,701
Term debt repayments	(467,559)	(358,902)
Dividend reinvestment and employee benefit and stock plans	27,273	21,394
Cash dividends paid to shareowners	(18,978)	(18,625)
Other	(4,332)	(648)

Net cash flow provided by (used for) financing activities	38,593	(28,964)

Effect of exchange rate changes on cash and equivalents	7,435	3,784

CASH AND EQUIVALENTS
Net increase in cash and equivalents	8,852	12,435
Cash and equivalents, beginning of period	25,940	15,093

Cash and equivalents, end of period	$34,792	$27,528

SUPPLEMENTAL DISCLOSURES
Interest paid	$13,978	$14,436
Income taxes paid	28,165	26,415
Contribution of stock to employee defined contribution benefit plans	6,531	5,906
Changes in fair value of interest rate swaps	(1,952)	(11,882)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION

Kennametal Inc. was incorporated in Pennsylvania in 1943 and maintains its world headquarters in Latrobe, Pennsylvania. Kennametal Inc. and its subsidiaries (collectively, “Kennametal” or the “Company”) is a leading global supplier of tooling, engineered components and advanced materials consumed in production processes. End users of our products include metalworking manufacturers and suppliers in the aerospace, automotive, machine tool and farm machinery industries, as well as manufacturers and suppliers in the highway construction, coal mining, quarrying and oil and gas exploration industries. Our end users products include items ranging from airframes to coal, medical implants to oil wells and turbochargers to motorcycle parts. We currently operate four global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG), J&L Industrial Supply (J&L) and Full Service Supply (FSS), as well as our corporate functional shared services.

As discussed in Note 7, the Company is divesting of its FSS segment.

2.	BASIS OF PRESENTATION

The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with the 2004 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2004 was derived from the audited balance sheet included in our 2004 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal, recurring adjustments. The results for the nine months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2005 is to the fiscal year ending June 30, 2005. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

Certain amounts have been reclassified to conform to current year presentation. A reclassification adjustment of $2.9 million was made between current and long-term deferred tax liabilities as of June 30, 2004 in the condensed consolidated balance sheet. Long-term revolver borrowings and repayments have been presented on a gross basis in the condensed consolidated statement of cash flows for the period ended March 31, 2004.

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2004, the Company adopted FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). FSP 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits and requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. See Note 8 for discussion of the effect of adoption of this FSP and required disclosures.

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

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This standard clarifies the accounting for abnormal amounts of certain manufacturing costs and is not expected to have a material impact on the Company. SFAS 151 is effective for the Company beginning after July 1, 2005.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004.” FSP 109-2 allows companies evaluating the repatriation provision of the Act to apply the SFAS 109 provisions as it decides on a plan for reinvestment or repatriation of its unremitted foreign earnings. This FSP requires certain disclosures for companies that have not completed evaluation of the repatriation provision of the Act. See Note 11 for discussion of the effect of adoption of the Act and required disclosures.

4.	STOCK-BASED COMPENSATION

Stock options generally are granted to eligible employees with a stock price equal to fair market value at the date of grant. Options are exercisable under specific conditions for up to 10 years from the date of grant. As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” we have elected to measure compensation expense related to stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations which uses the intrinsic value method. In addition to stock option grants, the Amended and Restated Kennametal Inc. Stock and Incentive Plan of 2002 permits the award of restricted stock to directors, officers and key employees. Expense associated with restricted stock grants is amortized over the vesting period. If compensation expense were determined based on the estimated fair value of options granted, consistent with the methodology in SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” our 2005 and 2004 net income and earnings per share for the quarter and nine months would be reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income, as reported	$30,650	$24,070	$81,551	$43,727
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,135)	(2,626)	(7,353)	(8,010)

Add: Total stock-based employee compensation expense determined under the intrinsic value based method for all awards, net of related tax effects	860	755	2,873	2,406

Total pro forma stock-based compensation	$(1,275)	$(1,871)	$(4,480)	$(5,604)

Pro forma net income	$29,375	$22,199	$77,071	$38,123

Basic earnings per share:
As reported	$0.83	$0.67	$2.22	$1.23
Pro forma	0.79	0.62	2.10	1.07

Diluted earnings per share:
As reported	$0.80	$0.66	$2.15	$1.20
Pro forma	0.77	0.61	2.03	1.05

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	ACQUISITIONS

Effective March 1, 2005, the Company acquired Extrude Hone Corporation (Extrude Hone) for approximately $133.6 million, subject to a purchase price adjustment based on the change in net assets from June 30, 2004 to the closing date. This purchase price includes the actual purchase price of $143.8 million, plus direct acquisition costs of $0.4 million, less $10.6 million of acquired cash. Extrude Hone supplies market leading engineered component process technology to customers in a variety of industries around the world. This process technology focuses on component deburring, polishing, and producing controlled radii. We financed the acquisition with borrowings under our 2004 Credit Agreement. Management does not consider this to be a material acquisition. We accounted for the acquisition in accordance with SFAS No. 141, “Business Combinations.” Based on the preliminary fair values determined at the time of acquisition, we have recorded $54.4 million in goodwill associated with the acquisition of Extrude Hone. None of this goodwill is deductible for tax purposes. The financial statements as of March 31, 2005 reflect preliminary estimates of the fair value of acquired property, plant and equipment and intangible assets. These fair value estimates and related useful lives are expected to be finalized during our fourth quarter ended June 30, 2005. Extrude Hone’s operating results have been included in our consolidated results since March 1, 2005 and are included in the AMSG segment (see Note 16). Pro forma comparative results of the Company, assuming the acquisition of Extrude Hone had been made at the beginning of fiscal 2004, would not have been materially different from the reported results.

The Company acquired all of the outstanding common stock of Conforma Clad Inc. (Conforma Clad) effective March 1, 2004. Conforma Clad’s operating results have been included in our consolidated results since March 1, 2004 and are included in the AMSG segment (see Note 16).

6.	DIVESTITURE

During our fiscal third quarter ended March 31, 2004, we completed the sale of the mining and construction business of Kennametal Widia India Limited, which was a part of the AMSG segment, for approximately $14.3 million, subject to a working capital adjustment. The Company received $12.3 million in net proceeds related to the sale of this business. The Company satisfied certain conditions related to the property sold and received the remaining $2.0 million due under the sale agreement during the March 2005 quarter. Under the working capital adjustment provision of the agreement, the purchaser claimed that a reduction of the purchase price was required. The Company settled this adjustment for an immaterial amount during the March 2005 quarter.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	OPERATIONS HELD FOR SALE

During the quarter ended March 31, 2005, Kennametal approved a plan to divest of our FSS segment. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recorded the assets of the business as held for sale. In April 2005, Kennametal signed a definitive agreement to sell this business for approximately $40 million, subject to working capital adjustment. This transaction closed on May 5, 2005. This agreement includes a four-year supply agreement that management deems to be both quantitatively and qualitatively material to the overall operations of the disposed component and constitutes significant continuing involvement as defined in SFAS 144. As such, the results of operations of FSS are reported in continuing operations in accordance with SFAS 144. The Company completed an impairment analysis in accordance with SFAS 142, “Goodwill and Other Intangible Assets”, as the estimated selling price was below the fair value of the business absent the sale. We recorded an impairment charge related to FSS goodwill of $4.7 million as a result of this analysis. During the quarter ended March 31, 2005, we recorded a charge of $1.5 million to record the assets of this business at their estimated fair market value less cost to sell. The effects of suspending depreciation in accordance with SFAS 144 were immaterial for the quarter ended March 31, 2005.

The major classes of assets and liabilities of operations held for sale in the consolidated balance sheets are as follows (in thousands):

March 31,
2005
Assets:
Accounts receivable, net	$25,831
Inventories, net	24,523
Other	115
Property, plant and equipment, net	2,715

Total assets of operations held for sale	$53,184

Liabilities:
Accounts payable	$13,626
Other	811

Total liabilities of operations held for sale	$14,437

8.	BENEFIT PLANS

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As of July 1, 2004, the Company has recognized the effects of the Act in the measurement of its accumulated postretirement benefit obligation (APBO) for certain retiree groups in accordance with FSP 106-2. The Company has not recorded the effects of any potential subsidy benefit as we have not yet determined if any of our plans are actuarially equivalent to Medicare Part D. The impact of any potential subsidy benefit is not expected to be material.

The increase in prescription drug benefits under Medicare Part D for certain retiree groups is recognized as an offset to plan costs. This resulted in a reduction of APBO of $0.8 million at July 1, 2004. The reduction in APBO is included with other deferred actuarial gains and losses. Net periodic postretirement benefit costs for fiscal 2005 and beyond will be adjusted to reflect the lower interest and service costs due to the lower APBO. The Company has not assumed any changes in participation in the OPEB Plan as a result of the Act.

As a result of the planned divestiture of FSS, we have recorded the impact on our defined benefit pension and OPEB plans during the quarter ended March 31, 2005. The impact of the divestiture of FSS is not considered a curtailment of either plan because the reduction in future service years of plan participants is not material. The result of this event was a loss of $0.4 million included in the defined benefit pension plans and a benefit of $0.1 million included in the OPEB plans. The combined effect of this event is included in loss on assets held for sale for the quarter ended March 31, 2005.

The tables below summarize the components of the net periodic cost of our defined benefit pension and OPEB plans, as amended, during the three and nine months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
Defined Benefit Pension Plans	March 31,		March 31,
	2005	2004	2005	2004
Service cost	$1,540	$2,585	$4,620	$11,123
Interest cost	6,374	7,738	19,122	23,568
Expected return on plan assets	(8,394)	(9,539)	(25,182)	(28,618)
Amortization of transition obligation	—	35	—	106
Amortization of prior service cost	155	164	465	539
Amortization of actuarial loss	146	402	438	1,205
FSS divestiture loss	386	—	386	—

Total net periodic pension cost (benefit)	$207	$1,385	$(151)	$7,923

The reductions in service cost and interest cost were a result of the RIP Plan amendment previously discussed and an increase in the discount rate from 6.0% in 2004 to 6.5% in 2005. The reduction in the expected return on plan assets was a result of a decrease in plan assets.

During the three and nine months ended March 31, 2005, the Company contributed $2.1 million and $6.3 million, respectively, to its various defined benefit pension plans. Contributions to such plans for fiscal 2005 are expected to total approximately $8.4 million. During the three and nine months ended March 31, 2005, the Company also contributed $2.1 million and $6.5 million, respectively, to its defined contribution plan.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended		Nine Months Ended
OPEB Plans	March 31,		March 31,
	2005	2004	2005	2004
Service cost	$167	$179	$501	$929
Interest cost	545	553	1,635	1,808
Amortization of prior service cost	(887)	(887)	(2,661)	(1,190)
Recognition of actuarial gains	(226)	(56)	(678)	(122)
FSS divestiture gain	(63)	—	(63)	—

Total net other postretirement (benefit) cost	$(464)	$(211)	$(1,266)	$1,425

The increase in amortization of prior service cost was a result of the OPEB Plan amendment previously discussed.

9.	INVENTORIES

Inventories are stated at the lower of cost or market. We use the last-in, first-out (LIFO) method for determining the cost of a significant portion of our U.S. inventories. The cost for the remainder of our inventories is determined under the first-in, first-out (FIFO) or average cost methods. We used the LIFO method of valuing inventories for approximately 44.0 percent and 41.0 percent of total inventories at March 31, 2005 and June 30, 2004, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

Inventories as of the balance sheet dates consisted of the following (in thousands):

	March 31,	June 30,
	2005	2004
Finished goods	$265,040	$264,134
Work in process and powder blends	130,948	110,992
Raw materials and supplies	44,316	37,322

Inventory at current cost	440,304	412,448
Less: LIFO valuation	(31,591)	(24,371)

Total inventories	$408,713	$388,077

10.	ENVIRONMENTAL MATTERS

We are involved in various environmental cleanup and remediation activities at several of our manufacturing facilities. In addition, we are currently named as a potentially responsible party (PRP) at the Li Tungsten Superfund site in Glen Cove, New York. In December 1999, we recorded a remediation reserve of $3.0 million with respect to our involvement in these matters, which was recorded as a component of operating expense. This represents our best estimate of the undiscounted future obligation based on our evaluations and discussions with outside counsel and independent consultants, and the current facts and circumstances related to these matters. We recorded this liability because certain events occurred, including the identification of other PRPs, an assessment of potential remediation solutions and direction from the government for the remedial action plan that clarified our level of involvement in these matters and our relationship to other PRPs. This led us to conclude that it was probable a liability had been incurred. At

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2005, we have an accrual of $2.7 million remaining relative to this environmental issue. There were no cash payments made against this accrual during the quarter.

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

Additionally, we also maintain reserves for other potential environmental issues associated with our domestic operations and a location operated by our German subsidiary. At March 31, 2005, the total of these accruals was $1.0 million and represents anticipated costs associated with the remediation of these issues. Cash payments made against this reserve during the quarter were $0.1 million. The change in reserve during the current quarter related to foreign currency translation effects was immaterial.

As a result of the Widia acquisition, we established a separate environmental reserve of $6.2 million. This reserve is used for environmental clean-up and remediation activities at several Widia manufacturing locations. This liability represents our best estimate of the future obligation based on our evaluations and discussions with independent consultants and the current facts and circumstances related to these matters. At March 31, 2005, we have an accrual of $5.3 million remaining relative to this environmental issue. Cash payments of $0.2 million were made against this reserve during the quarter. The reserve decreased $0.3 million during the current quarter due to foreign currency translation effects.

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

11.	INCOME TAXES

The effective tax rate for the quarter ended March 31, 2005 was 37.1 percent versus 32.0 percent for the comparable period a year ago. The increase from last year was due primarily to an unfavorable change in German tax law, and to a lesser extent, an impairment charge related to FSS goodwill and accrual adjustments related to audit settlements.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was enacted. The Company is currently evaluating what effect this legislation will have on its effective tax rate, including the effect of a provision within the Act that provides for a special one-time tax deduction of 85.0 percent of foreign earnings that are repatriated to the United States, as defined by the Act. The Company expects to complete this evaluation during the second quarter of 2006. The Company is considering repatriating, under the Act, an amount between $0.0 and $200.0 million, which would result in an estimated tax cost between $0.0 and $19.0 million. Until its evaluation is completed, the unremitted earnings of the Company’s foreign investments continue to be considered permanently reinvested, and accordingly, no deferred tax liability has been established.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.	EARNINGS PER SHARE

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

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised stock options and restricted stock awards by 1,159,587 and 834,112 for the three months ended March 31, 2005 and 2004, respectively, and 1,199,431 and 717,588 for the nine months ended March 31, 2005 and 2004, respectively. Unexercised stock options to purchase our capital stock of 0.2 million and 0.4 million shares for the three months ended March 31, 2005 and 2004, respectively, and 0.4 million and 0.6 million for the nine months ended March 31, 2005 and 2004, respectively, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore their inclusion would have been anti-dilutive.

13.	COMPREHENSIVE INCOME

Comprehensive income for the three and nine months ended March 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income	$30,650	$24,070	$81,551	$43,727
Unrealized (loss) gain on securities available-for-sale, net of tax	(10)	(452)	(77)	(283)
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges, net of tax	1,219	(449)	(2,469)	(1,500)
Reclassification of unrealized loss on matured derivatives, net of tax	1,223	1,273	1,666	3,935
Minimum pension liability adjustment, net of tax	507	366	(679)	(979)
Foreign currency translation adjustments	(22,114)	(10,614)	31,670	30,503

Comprehensive income	$11,475	$14,194	$111,662	$75,403

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.	GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill attributable to each segment at June 30, 2004 and March 31, 2005 is as follows (in thousands):

					Translation
	June 30, 2004	Acquisition	Impairment	Adjustments	Adjustment	March 31, 2005
MSSG	$223,866	$767	$—	$(13,271)	$6,539	$217,901
AMSG	220,493	56,634	—	(2,035)	683	275,775
J&L	39,649	—	—	—	—	39,649
FSS	4,707	—	(4,707)	—	—	—

Total	$488,715	$57,401	$(4,707)	$(15,306)	$7,222	$533,325

During the quarter ended March 31, 2005, we completed the Extrude Hone acquisition as discussed in Note 5. This acquisition resulted in an increase of goodwill of $54.4 million.

During the nine months ended March 31, 2005, we completed three individually immaterial acquisitions of businesses, in which we had prior investment or business relationships, for a combined purchase price of $3.7 million, of which $0.3 million has been deferred. These acquisitions resulted in an increase of goodwill of $3.0 million.

During the quarter ended March 31, 2005, we recorded a goodwill impairment charge of $4.7 million related to our FSS segment. See Note 7.

Adjustments recorded during the nine months ended March 31, 2005 reduced goodwill $15.3 million. The identification of a tax planning strategy resulted in the reduction of $11.9 million in net operating loss valuation allowances that were recorded in the purchase accounting for the Widia acquisition. Adjustments related to the finalization of certain restructuring accrual estimates and deferred tax assets recorded in the purchase accounting for the Widia acquisition resulted in a $1.4 million reduction of goodwill. The remaining adjustment of $2.0 million was the result of a purchase accounting adjustment related to the Conforma Clad acquisition.

The components of our other intangible assets and useful lives are as follows (in thousands):

		March 31, 2005		June 30, 2004
	Estimated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Contract based	4 – 15 years	$4,939	$(3,575)	$3,799	$(3,393)
Technology based and other	4 – 15 years	46,967	(6,892)	16,137	(4,914)
Unpatented technology	Indefinite	28,300	—	—	—
Trademarks	Indefinite	54,170	—	37,150	—
Intangible pension assets	Not applicable	4,674	—	4,520	—

Total		$139,050	$(10,467)	$61,606	$(8,307)

During the quarter ended March 31, 2005, we completed the Extrude Hone acquisition as discussed in Note 5. This acquisition resulted in an increase of contract based, technology based and other, unpatented technology, and trademarks of $1.1 million, $30.2 million, $28.3 million and $15.2 million, respectively. The allocation of purchase price has been determined based on preliminary estimates of fair value. These fair value estimates and related useful lives are expected to be finalized during our fourth quarter ended June 30, 2005.

Estimated amortization expense for fiscal years 2005 through 2009 is $3.0 million, $4.6 million, $4.5 million, $4.5 million, and $4.5 million, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	RESTRUCTURING CHARGES

The Company did not record any restructuring charges during the quarter or nine months ended March 31, 2005.

Widia Integration In 2003, we implemented two Widia acquisition-related integration programs described below (Kennametal Integration Restructuring Program and the Widia Integration Plan) which together resulted in a global headcount reduction of approximately 760 positions, 385 in Europe and 375 in India. We completed the integration plan in Europe and India and closed six sales offices, three manufacturing facilities and closed or consolidated four warehouses. These programs were established to develop centers of excellence in functional areas and enable long-term growth and competitive advantages. Costs associated with the overall integration that benefited future periods were expensed as part of the Kennametal Integration Restructuring Program. The costs incurred as part of the Widia Integration Plan were not incurred to generate future revenue and were recorded as part of the Widia purchase accounting. All costs associated with the integration have been incurred and remaining cash payments for certain lease and severance costs are expected to be substantially complete by June 30, 2005. Total estimated savings from these programs has been approximately $30.0 million annually.

Kennametal Integration Restructuring Program This program included employee severance costs associated with existing Kennametal facilities. The accrual balance as of March 31, 2005 is not material.

Widia Integration Plan This program included facility rationalizations and employee severance costs associated with acquired Widia facilities. Costs that were incurred under this plan were accounted for under EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” As a result, these costs were recorded as part of the Widia purchase price allocation. The changes in the restructuring accrual are as follows:

	Accrual at	Cash	Non-Cash	Translation	Accrual at
(in thousands)	June 30, 2004	Expenditures	Adjustment	Adjustment	March 31, 2005
Facility rationalizations	$3,589	$(739)	$—	$303	$3,153
Employee severance	7,699	(5,249)	(649)	317	2,118

Total	$11,288	$(5,988)	$(649)	$620	$5,271

Non-cash adjustments recorded during the quarter ended December 31, 2004 relate to the finalization of certain estimates recorded in the purchase accounting for the Widia acquisition. These amounts were recorded as adjustments to goodwill as discussed in Note 14.

Prior Programs In 2005, we effectively completed and paid the majority of costs associated with the 2003 Facility Consolidation Program and the 2003 Workforce Restructuring Program. Remaining cash expenditures are not material as of March 31, 2005.

16.	SEGMENT DATA

We currently operate four global business units consisting of Metalworking Solutions & Services Group, Advanced Materials Solutions Group, J&L Industrial Supply and Full Service Supply, and Corporate. We do not allocate corporate costs, domestic pension expense, interest expense, other expense, income taxes, or minority interest to the operating segment results presented below. Financial information for Conforma Clad and Extrude Hone, which were acquired effective March 1, 2004 and March 1, 2005, respectively, have been included in AMSG’s financial information below since these respective acquisition dates.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our external sales, intersegment sales and operating income by segment for the three and nine months ended March 31, 2005 and 2004 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
External sales:
MSSG	$357,197	$317,506	$1,009,297	$872,128
AMSG	135,460	111,464	375,673	299,846
J&L	67,054	60,074	189,809	158,554
FSS	37,644	35,186	110,230	99,055

Total external sales	$597,355	$524,230	$1,685,009	$1,429,583

Intersegment sales:
MSSG	$38,137	$33,671	$117,270	$89,468
AMSG	8,234	10,048	25,857	24,614
J&L	463	413	1,358	1,039
FSS	717	844	2,284	1,962

Total intersegment sales	$47,551	$44,976	$146,769	$117,083

Total sales:
MSSG	$395,334	$351,177	$1,126,567	$961,596
AMSG	143,694	121,512	401,530	324,460
J&L	67,517	60,487	191,167	159,593
FSS	38,361	36,030	112,514	101,017

Total sales	$644,906	$569,206	$1,831,778	$1,546,666

Operating income:
MSSG	$53,555	$36,751	$135,150	$82,937
AMSG	22,211	15,146	50,613	36,375
J&L	7,915	6,419	19,502	13,410
FSS	(5,036)	376	(4,370)	(64)
Corporate	(20,782)	(15,670)	(59,856)	(48,485)

Total operating income	$57,863	$43,022	$141,039	$84,173

17.	2004 CREDIT AGREEMENT

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

RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Sales for the quarter ended March 31, 2005 were $597.4 million, an increase of $73.1 million or 14.0 percent from $524.2 million in the prior year quarter. Sales for the nine months ended March 31, 2005 were $1,685.0 million, an increase of $255.4 million or 17.9 percent from $1,429.6 million in the prior year period. Gross profit for the quarter ended March 31, 2005 increased $35.4 million, or 20.1 percent, from $175.9 million in the prior year quarter to $211.3 million. Gross profit for the nine months ended March 31, 2005 increased $98.5 million, or 21.1 percent, from $467.6 million in the prior year quarter to $566.1 million. Net income for the quarter ended March 31, 2005 was $30.7 million, or $0.80 per diluted share, compared to $24.1 million, or $0.66 per diluted share in the same quarter last year. Net income for the nine months ended March 31, 2005 was $81.6 million, or $2.15 per diluted share, compared to $43.7 million, or $1.20 per diluted share, in the same period last year. Earnings benefited from continued market growth, new product introduction, the effect of acquisitions, better pricing, increased capacity utilization and favorable foreign currency effects. These benefits were partially offset by increased raw material costs, a higher effective tax rate, increased employment costs and increased professional fees. Foreign currency exchange rate fluctuations have materially impacted earnings in the past two years increased and may impact future earnings in the short term and long term.

SALES

Sales for the quarter ended March 31, 2005 were $597.4 million, an increase of $73.1 million or 14.0 percent from $524.2 million in the prior year quarter. The increase in sales is primarily attributed to 12.0 percent organic growth as well as favorable foreign currency effects and the effects of acquisitions. These increases were slightly offset by a reduction in workdays. The increase in organic sales is attributed to new product introduction, further penetration in several markets, particularly in North America and in Asia, and continued economic expansion in the manufacturing sector.

Sales for the nine months ended March 31, 2005 were $1,685.0 million, an increase of $255.4 million or 17.9 percent from $1,429.6 million in the prior year period. The increase in sales is primarily attributed to 14.0 percent in organic growth as well as favorable foreign currency effects and the effects of acquisitions.

GROSS PROFIT

Gross profit for the quarter ended March 31, 2005 increased $35.4 million, or 20.1 percent, to $211.3 million. The increase in gross profit is primarily due to increased sales volume, which positively impacted gross profit by $15.6 million. Improved price realization, the effects of acquisitions, greater capacity utilization, a reduction in benefit plan expenses of $0.9 million and favorable foreign currency effects of $7.8 million positively impacted gross profit during the quarter. Such benefits were partially offset by higher raw material costs. We believe our raw material costs will continue to increase during the fourth quarter as certain supply arrangements are renewed. Such cost increases are expected to be mitigated by increased product pricing to be implemented throughout fiscal 2005 and further production efficiencies.

Gross profit margin for the quarter ended March 31, 2005 increased from 33.5 percent last year to 35.4 percent in the current quarter. The gross profit margin benefited from improved price realization, the effects of prior year and current year acquisitions, greater capacity utilization, a reduction in benefit plan expenses and favorable foreign currency effects. Such benefits were partially offset by an unfavorable effect from higher raw material prices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross profit for the nine months ended March 31, 2005 increased $98.5 million, or 21.1 percent, to $566.1 million compared to the prior year period. The increase in gross profit is primarily due to increased sales volume, which positively impacted gross profit by $78.5 million. Improved price realization, greater capacity utilization, the effects of acquisitions, a reduction in benefit plan expenses of $6.4 million, favorable foreign currency effects of $21.9 million and the absence of prior year restructuring and integration charges of $3.0 million positively impacted gross profit during the period. Such benefits were partially offset by higher raw material costs and costs related to a plant closure during the period.

Gross profit margin for the nine months ended March 31, 2005 increased from 32.7 percent last year to 33.6 percent in the current period. The gross profit margin benefited from improved price realization, greater capacity utilization, a reduction in benefit plan expenses, favorable foreign currency effects and the absence of restructuring charges in the current period. Such benefits were partially offset by an unfavorable effect from higher raw material prices and costs related to a plant closure during the current period.

OPERATING EXPENSE

Operating expenses for the quarter ended March 31, 2005 were $146.4 million, an increase of $14.2 million, or 10.7 percent, compared to $132.2 million of a year ago. The increase in operating expense is primarily attributed to $4.3 million related to increased employment costs excluding performance based bonuses, $3.7 million related to increased performance based bonuses, unfavorable foreign currency effects of $3.3 million, $3.0 million related to acquisitions and a $1.8 million increase of professional fees. These increases were partially offset by reductions in benefit plan expense, bad debt expense, and group insurance.

Operating expenses for the nine months ended March 31, 2005 were $416.9 million, an increase of $38.7 million, or 10.2 percent, compared to $378.2 million of a year ago. The increase in operating expense is primarily attributed to $17.1 million related to increased employment costs excluding performance based bonuses $6.6 million related to increased performance based bonuses, unfavorable foreign currency effects of $10.5 million, $5.7 million related to acquisitions and a $4.8 million increase of professional fees. These increases were partially offset by a reduction in benefit plan expenses of $4.3 million, a prior year non-recurring $1.8 million charge related to a reserve for a note receivable from a divestiture of a business and $1.4 million of Widia integration costs incurred in the prior year.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

In conjunction with approval of the divestiture of FSS, the Company completed an impairment analysis in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” as the estimated selling price was below the fair value of the business absent the sale. For the quarter and nine months ended March 31, 2005, we recorded an impairment charge related to Full Service Supply (FSS) goodwill of $4.7 million as a result of this analysis.

The Company did not record any restructuring or asset impairment charges during the quarter ended March 31, 2004.

The Company recorded $3.7 million of restructuring charges for the nine months ended March 31, 2004. These charges related to the 2003 Facility Consolidation Program and the Kennametal Integration Restructuring Program.

See discussion of cash expenditures for the quarter and nine months ended March 31, 2005 related to our restructuring programs in the Liquidity and Capital Resources section of Item 2.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LOSS ON ASSETS HELD FOR SALE

During the quarter ended March 31, 2005, Kennametal approved a plan to divest of our FSS segment. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recorded the assets of the business as held for sale at their estimated fair market value less cost to sell. As a result, we recorded a loss on assets held for sale of $1.5 million.

INTEREST EXPENSE

Interest expense for the quarter ended March 31, 2005 increased to $6.8 million from $6.3 million a year ago. The increase in interest expense is due to an increase in the average domestic borrowing rate for the quarter to 4.8 percent in 2005 from 4.4 percent in 2004. This increase is offset by total debt, including capital leases and notes payable, declining from $494.3 million at March 31, 2004 to $485.2 million at March 31, 2005.

Interest expense for the nine months ended March 31, 2005 declined to $19.4 million from $19.5 million in the prior year period. The decrease in interest expense is due to reduction in total debt noted above. This decrease is offset by an increase in the average domestic borrowing rate for the period to 4.7 percent in 2005 from 4.3 percent in 2004.

OTHER EXPENSE (INCOME), NET

Other expense for the quarter ended March 31, 2005 is $0.0 million compared to other expense of $0.5 million in prior year quarter. No items of significance were noted.

Other income for the nine months ended March 31, 2005 is $2.8 million compared to other income of $2.0 million in prior year. The prior year other income includes a gain on the sale of the Toshiba Tungaloy investment of $4.4 million. The current period other income includes an increase in foreign exchange gains of $5.2 million.

INCOME TAXES

The effective tax rate for the quarter ended March 31, 2005 was 37.1 percent versus 32.0 percent for the comparable period a year ago. The increase from last year was due primarily to an unfavorable change in German tax law, and to a lesser extent, an impairment charge related to FSS goodwill and accrual adjustments related to audit settlements.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was enacted. The Company is currently evaluating what effect this legislation will have on its effective tax rate, including the effect of a provision within the Act that provides for a special one-time tax deduction of 85.0 percent of foreign earnings that are repatriated to the United States, as defined by the Act. The Company expects to complete this evaluation during the second quarter of 2006. The Company is considering repatriating, under the Act, an amount between $0.0 and $200.0 million, which would result in an estimated tax cost between $0.0 and $19.0 million. Until its evaluation is completed, the unremitted earnings of the Company’s foreign investments continue to be considered permanently reinvested, and accordingly, no deferred tax liability has been established.

The Company continues to review its tax planning initiatives in an effort to optimize its overall global effective tax rate.

The Company is implementing an enhanced pan-European centralized business model, which will involve the establishment of a Principal company. In this structure, key management decision-making and responsibility will be centralized in the Principal company that will have the responsibility to drive all strategic and operational initiatives of the European business. Current manufacturing and sales operations will be transformed into toll manufacturers and limited risk distributors. Service functions will also be organized into separate units. This will allow these functions to intensify their focus on and increase their efficiency in production, sales growth and supporting services, following clearly defined and uniform processes as directed by the Principal company. This strategy is expected to be complete in the first quarter of fiscal 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET INCOME

Net income for the quarter ended March 31, 2005 was $30.7 million, or $0.80 per diluted share, compared to $24.1 million, or $0.66 per diluted share, in the same quarter last year. The increase in earnings is primarily attributable to continued market growth, new product introduction, the effect of acquisitions, better pricing, increased capacity utilization, a reduction in benefit plan expense and favorable foreign currency effects. These benefits were partially offset by increased raw material costs, employment costs and professional fees.

Net income for the nine months ended March 31, 2005 was $81.5 million, or $2.15 per diluted share, compared to $43.7 million, or $1.20 per diluted share, in the same period last year. The increase in earnings is primarily attributable to continued market growth, new product introduction, the effect of acquisitions, better pricing, increased capacity utilization, a reduction in benefit plan expense and favorable foreign currency effects. These improvements were offset in part by higher raw material costs, increased employment costs and increased professional fees in the current year and a prior year non-recurring gain on the sale of an investment.

BUSINESS SEGMENT REVIEW

Our operations are currently organized into four global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG), J&L Industrial Supply (J&L) and Full Service Supply (FSS), and Corporate. The presentation of segment information reflects the manner in which we organize segments for making operating decisions and assessing performance.

METALWORKING SOLUTIONS & SERVICES GROUP

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2005	2004	2005	2004
External sales	$357,197	$317,506	$1,009,297	$872,128
Intersegment sales	38,137	33,671	117,270	89,468
Operating income	53,555	36,751	135,150	82,937

MSSG external sales increased 12.5 percent or $39.7 million to $357.2 million from $317.5 million in the March 2004 quarter. The increase in sales for the quarter was driven primarily by growth in Europe, North America and our industrial products group, which were up 10.5 percent, 9.9 percent and 9.6 percent, respectively. This growth is attributed to new product introduction, growth in milling and hole making products, better pricing and accelerated growth of Widia products in the Americas and Europe. MSSG experienced growth across several sectors such as, aerospace, energy, automotive and light engineering. Favorable foreign currency effects accounted for $12.7 million of the increase in external sales for the quarter.

For the quarter ended March 31, 2005, operating income of $53.6 million increased 45.7 percent or $16.8 million from $36.8 million in the prior year quarter. Operating income was leveraged as a result of sales growth, a continued focus on cost containment, a reduction in benefit plan expense and favorable foreign currency effects. These benefits were partially offset by an increase in raw material costs and higher employment costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the nine months ended March 31, 2005, MSSG external sales increased 15.7 percent or $137.2 million to $1,009.3 million from $872.1 million in the prior year period. The increase in sales for the period was driven primarily by continued improvements in Europe, North America and our industrial products group, which were up 14.2 percent, 14.3 percent and 15.3 percent, respectively. This growth is attributed to the introduction of new products, continued market share gains, better pricing and industry growth across several sectors such as, aerospace, energy, automotive and light engineering. Favorable foreign currency effects accounted for $35.9 million of the increase in external sales for the period.

Operating income of $135.2 million increased 63.0 percent or $52.2 million from $82.9 million last year. Operating income was leveraged as a result of sales growth, a continued focus on cost containment, a reduction in restructuring and integration costs of $6.5 million, a reduction in benefit plan expense and favorable foreign currency effects. These benefits were partially offset by an increase in raw material costs and higher employment costs.

ADVANCED MATERIALS SOLUTIONS GROUP

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2005	2004	2005	2004
External sales	$135,460	$111,464	$375,673	$299,846
Intersegment sales	8,234	10,048	25,857	24,614
Operating income	22,211	15,146	50,613	36,375

AMSG external sales increased 21.5 percent or $24.0 million to $135.5 million for the quarter ended March 31, 2005 from $111.5 million in the prior year quarter. The increase in sales is attributed to new product introduction, better pricing and improved market conditions. The increase in sales was achieved primarily in mining and construction products and engineered products, which were up 12.0 percent and 13.8 percent, respectively, and the addition of Conforma Clad Inc. (Conforma Clad) and Extrude Hone Corporation (Extrude Hone).

Operating income was $22.2 million for the quarter ended March 31, 2005, an increase of $7.1 million or 46.6 percent, over the prior year quarter. The increase is attributed to sales growth and the addition of Conforma Clad and Extrude Hone. These benefits were partially offset by an increase in raw material costs and higher employment costs.

For the nine months ended March 31, 2005, AMSG external sales increased 25.3 percent or $75.8 million to $375.7 million from $299.9 million in the prior year period. The increase in sales is attributed to new product introduction, better pricing and improved market conditions. The increase in sales was achieved primarily in mining and construction products, engineered products and energy products, which were up 17.6 percent, 19.2 percent and 18.6 percent, respectively, and the addition of Conforma Clad and Extrude Hone.

Operating income was $50.6 million for the nine months ended March 31, 2005, an increase of $14.2 million or 39.1 percent, over the prior year period. The increase is attributed to sales growth, prior year non-recurring restructuring and integration costs of $1.5 million and the addition of Conforma Clad and Extrude Hone. These benefits were partially offset by an increase in raw material costs, higher employment costs and charges related to a plant closure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

J&L INDUSTRIAL SUPPLY

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2005	2004	2005	2004
External sales	$67,054	$60,074	$189,809	$158,554
Intersegment sales	463	413	1,358	1,039
Operating income	7,915	6,419	19,502	13,410

J&L external sales increased $7.0 million or 11.6 percent to $67.1 million for the quarter ended March 31, 2005. The increase in sales is attributable to new customer growth and increased e-commerce. Operating income was $7.9 million compared to $6.4 million in the prior year quarter. The increase in operating income is a result of the improvement in sales growth and continued cost containment.

For the nine months ended March 31, 2005, J&L external sales increased $31.3 million or 19.7 percent to $189.8 million from $158.6 million in the prior year period. The increase in sales is attributable to new customer growth and increased e-commerce sales. Operating income was $19.5 million compared to $13.4 million in the prior year. The increase in operating income is a result of the improvement in sales growth and continued cost containment.

FULL SERVICE SUPPLY

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2005	2004	2005	2004
External sales	$37,644	$35,186	$110,230	$99,055
Intersegment sales	717	844	2,284	1,962
Operating (loss) income	(5,036)	376	(4,370)	(64)

FSS external sales increased $2.5 million or 7.0 percent to $37.6 million for the quarter ended March 31, 2005 from $35.1 million for the prior year quarter. The increase in sales is primarily associated with organic growth. Operating expense of $5.0 million in the current year quarter is driven by a goodwill impairment charge of $4.7 million and a loss on assets held for sale of $1.5 million. These charges are partially offset by improved sales volume.

For the nine months ended March 31, 2005, FSS external sales increased $11.2 million or 11.3 percent to $110.2 million from $99.1 million for the prior year period. The increase in sales is primarily associated with organic growth. Operating expense of $4.4 million is driven by a goodwill impairment charge of $4.7 million and a loss on assets held for sale of $1.5 million. These charges are partially offset by improved sales volume.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CORPORATE

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2005	2004	2005	2004
Operating expense	$(20,782)	$(15,670)	$(59,856)	$(48,485)

Corporate represents corporate shared service costs, certain employee benefit costs and eliminations of operating results between segments. For the three months ended March 31, 2005, the operating expense increased $5.1 million or 32.6 percent compared to the prior year quarter. The increase is attributed to an increase in professional fees and employment expenses.

For the nine months ended March 31, 2005, the operating expense increased $11.4 million or 23.5 percent compared to the prior year period. The increase is attributed to an increase in professional fees and employment expenses. The prior year period included a charge of $1.8 million related to a reserve for a note receivable from a divestiture of a business.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies since June 30, 2004.

Included below is additional disclosure related to certain of our critical accounting policies. Reference should be made to our 2004 Annual Report on Form 10-K for a complete description of all of our critical accounting policies.

PENSION AND OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

The following is a discussion of how management determines each of our pension and OPEB plan assumptions and estimates and has not been previously disclosed.

We determine our discount rate based on an investment grade bond yield with a life that approximates the benefit payment timing of each plan. This rate can fluctuate based on changes in investment grade bond yields.

The long-term rate of return on plan assets is estimated based on an evaluation of historical returns for each asset category held by the plans, coupled with the current and short-term mix of the investment portfolio. The historical returns are adjusted for expected future market and economic changes. This return will fluctuate based on actual market returns and other economic factors.

The rate of future health care costs is based on historical claims and enrollment information projected over the next fiscal year and adjusted for administrative charges. This rate is expected to continue to decrease until fiscal 2007.

Future compensation rates, withdrawal rates, and participant retirement age are determined based on historical information. These assumptions are not expected to significantly change. Mortality rates are determined based on review of published mortality tables.

PRINCIPLES OF CONSOLIDATION

Investments in entities over which we have significant influence are accounted for on the equity basis. The following is a discussion on how management determines significant influence and has not been previously disclosed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The factors used to determine significant influence include, but are not limited to, the Company’s management involvement in the investee, such as hiring and setting compensation for management of the investee, the ability to make operating and capital decisions of the investee, representation on the investee’s board of directors, and purchase and supply agreements with the investee. Investments in entities of less than fifty percent of the voting stock in which we do not have significant influence are accounted for on the cost basis.

REVENUE RECOGNITION

The following disclosure related to various revenue recognition policies have not been previously disclosed.

General

We recognize revenue upon shipment of our products. Our general conditions of sale explicitly state that the delivery of our products is FOB shipping point and that title and all risks of loss and damages pass to the buyer upon delivery of the sold products to the common carrier.

We warrant that products and services sold are free from defects in material and workmanship under normal use and service when correctly installed, used and maintained. This warranty terminates thirty days after delivery of the product to the customer, and does not apply to products that have been subjected to misuse, abuse, neglect or improper storage, handling or maintenance. Products may be returned to Kennametal only after inspection and approval by Kennametal and upon receipt by customer of shipping instructions from Kennametal.

Our general conditions of sale explicitly state that acceptance of the conditions of shipment are considered to have occurred unless written notice of objection is received by Kennametal within ten calendar days of the date specified on the invoice. We do not ship product unless we have documentation authorizing shipment to our customers. Our products are consumed by our customers in the manufacture of their products. Historically, we have experienced very low levels of returned product and do not consider the effect of returned product to be material. We have recorded an estimated returned goods allowance to provide for any potential product returns.

Full Service Supply

FSS management contracts contain two major deliverables, product procurement and inventory management. Under the fixed fee contracts, we recognize revenue evenly over the contract term. Revenue is recognized upon shipment for cost plus contracts.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flow from operations is the primary source of financing for capital expenditures and internal growth. During the nine months ended March 31, 2005, we generated $149.7 million in cash flows from operations, an increase of $40.3 million from $109.5 million for the prior year period. Cash flows provided by operations for the period ended March 31, 2005 consists of net income and non-cash items totaling $146.7 million and changes in certain assets and liabilities netting to $3.1 million. Contributing to this change was an increase in inventory of $21.5 million resulting from the increase in production to meet sales demand. The increase in accounts receivable of $18.0 million was a result of increased sales and was more than offset by the increase in accounts payable, accrued liabilities and accrued income taxes of $26.7 million. Cash flows provided by operations for the nine months ended March 31, 2004 consisted of net income and non-cash items totaling $107.9 million offset by changes in certain assets and liabilities of $1.5 million. The most significant components of this change were a decrease in inventories of $13.5 million and a decrease in accrued income taxes payable of $13.5 million, partially offset by an increase in accounts receivable of $12.8 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net cash used for investing activities was $186.9 million for the nine months ended March 31, 2005, an increase of $115.1 million, from $71.9 million in the prior year period. During nine months ended March 31, 2005, cash used for investing activities includes $136.1 million of acquisitions, $57.3 million of purchases of property, plant and equipment, and $0.8 million of purchases of subsidiary stock. During the prior year period, cash used for investing activities included $64.6 million of acquisitions, $36.1 million of purchases of property, plant and equipment, $17.4 million of proceeds from the sale of marketable equity securities, $12.3 million of proceeds from divestiture of assets held for sale and $5.0 million of purchases of subsidiary stock. We have projected our capital expenditures for 2005 to be $70.0 to $80.0 million and to be primarily used to support new strategic initiatives, new products and to upgrade machinery and equipment. We believe this level of capital spending is sufficient to maintain competitiveness and improve productivity.

During the nine months ended March 31, 2005, net cash provided by financing activities was $38.6 million compared to net cash used for financing activities of $29.0 million in the same period last year. During the current year period, cash provided by financing activities includes a $33.0 million net increase in borrowings, $27.3 million of dividend reinvestment and the effects of employee benefit and stock plans, and cash dividends paid to shareowners of $19.0 million. During the prior year period, cash used for financing activities includes a $30.5 million net increase in borrowings, $21.4 million of dividend reinvestment and the effects of employee benefit and stock plans, and cash dividends paid to shareowners of $18.6 million. As of March 31, 2005, we were in compliance with all debt covenants.

During the nine months ended March 31, 2005, cash expenditures related to our restructuring programs discussed in Note 15 were $6.0 million. The remaining cash payments for certain lease and severance costs of approximately $5.3 million are expected to be substantially complete by June 30, 2005.

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

Effective March 1, 2005, Kennametal completed the purchase of Extrude Hone for approximately $133.6 million, net of acquired cash and estimated direct acquisition costs and subject to customary post-closing adjustments. We funded this acquisition through our 2004 Credit Agreement. This increase in borrowings was offset primarily by cash flows from operations leading to a net increase in borrowings for the current year period of $33.0 million. Extrude Hone supplies engineered component process technology, focused on component deburring, polishing, and producing controlled radii, to improve manufacturing processes and end products of its customers in a variety of industries around the world.

There have been no other material changes in our contractual obligations and commitments since June 30, 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OFF-BALANCE SHEET ARRANGEMENTS

On July 3, 2003, the Company entered into a new three-year securitization program (2003 Securitization Program), which permitted us to securitize up to $100.0 million of accounts receivable. The 2003 Securitization Program was amended on September 19, 2003, permitting the Company to securitize up to $125.0 million of accounts receivable. The 2003 Securitization Program provides for a co-purchase arrangement with two financial institutions that participate in the purchase of the Company’s accounts receivable. As of March 31, 2005, the Company had securitized $120.7 million in accounts receivable. In April 2005, approximately $20.0 million of FSS accounts receivable were removed from the 2003 Securitization Program as a condition of the agreement to sell the FSS segment.

FINANCIAL CONDITION

Total assets were $2,199.1 million at March 31, 2005, compared to $1,938.7 million at June 30, 2004. Goodwill and intangible assets increased $119.9 million due primarily to the acquisition of Extrude Hone. Working capital increased $116.9 million to $427.4 million at March 31, 2005 from $310.4 million at June 30, 2004. The increase in working capital is primarily driven by an increase in inventories of $20.6 million related to the increase in production to meet sales demand and the effects of the Extrude Hone acquisition coupled with the reduction of current maturities of long-term debt and capital leases of $72.7 million. Total liabilities increased $123.0 million from June 30, 2004 to $1,158.3 million, primarily due to an increase in total debt of $45.0 million, an increase in deferred income taxes of $24.5 million and an increase in accrued pension and postretirement benefits of $11.9 million. Stockholders’ equity increased $134.0 million to $1,021.2 million as of March 31, 2005 from $887.2 million as of June 30, 2004. The increase is primarily a result of translation adjustments of $31.7 million, net income of $81.6 million and the effect of employee benefit and stock plans of $36.7 million partially offset by cash dividends paid to shareowners of $19.0 million.

Total debt, including notes payable and capital leases, increased from $440.2 million at June 30, 2004 to $485.2 million at March 31, 2005. The increase in total debt is related primarily to fund net cash flows used by investing activities for capital expenditures and acquisitions.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2004, the Company adopted FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). FSP 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits and requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. See Note 8 to these condensed consolidated financial statements for discussion of the effect of adoption of this FSP and required disclosures.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment (revised 2004).” This standard requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. The Company is currently evaluating pricing models and the transition provisions of this standard. SFAS 123(R) is effective for the Company beginning July 1, 2005.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This standard clarifies the accounting for abnormal amounts of certain manufacturing costs and is not expected to have a material impact on the Company. SFAS 151 is effective for the Company beginning after July 1, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004.” FSP 109-2 allows companies evaluating the repatriation provision of the Act to apply the SFAS 109 provisions as it decides on a plan for reinvestment or repatriation of its unremitted foreign earnings. This FSP requires certain disclosures for companies that have not completed evaluation of the repatriation provision of the Act. See Note 11 to these condensed consolidated financial statements for discussion of the effect of adoption of the Act and required disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have experienced certain changes in our exposure to market risk from June 30, 2004.

The fair value of our interest rate swap agreements was a liability of $6.3 million as of March 31, 2005 compared to a liability of $8.3 million as of June 30, 2004. The offset to this liability is a corresponding increase to long-term debt, as the instruments are accounted for as a hedge of our long-term debt. The $2.0 million decrease in the recorded value of these agreements was non-cash and was the result of marking these instruments to market.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s management evaluated, with the participation of the company’s Chief Executive Officer and Chief Accounting Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective at March 31, 2005 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management will exclude Extrude Hone Corporation from its assessment of internal control over financial reporting as of June 30, 2005 because Extrude Hone Corporation was acquired by the Company through a purchase business combination effective March 1, 2005.

On May 1, 2005, the Company implemented a global financial consolidation tool. The implementation of this tool is expected to enhance our internal control over financial reporting. This implementation was not made in preparation of our first management report on internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 as of June 30, 2005 nor was it made in response to an identified significant deficiency or material weakness in our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

(10)	Material Contracts

(10.1)	Description of Compensation Payable to Non-Employee Directors	Filed herewith.

(10.2)	Offer letter of Cathy R. Smith dated March 9, 2005	Exhibit 10.1 of the March 22, 2005 Form 8-K is incorporated herein by reference.

(10.3)	Form of Indemnification Agreement for Cathy R. Smith	Exhibit 10.2 of the March 22, 2005 Form 8-K is incorporated herein by reference.

(31)	Rule 13a-14a/15d-14(a) Certifications

(31.1)	Certification executed by Markos I. Tambakeras, Chief Executive Officer of Kennametal Inc.	Filed herewith.

(31.2)	Certification executed by Cathy R. Smith, Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Markos I. Tambakeras, Chief Executive Officer of Kennametal Inc., and Cathy R. Smith, Chief Financial Officer of Kennametal Inc.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date: May 10, 2005	By:	/s/ Timothy A. Hibbard

Timothy A. Hibbard
Corporate Controller and
Chief Accounting Officer