Form 10-K
period 2005-06-30
KENNAMETAL INC
filed 2005-09-09
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2005
Commission File Number 1-5318
KENNAMETAL INC.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	25-0900168 (I.R.S. Employer Identification No.)
World Headquarters
1600 TECHNOLOGY WAY
P.O. BOX 231
Latrobe, Pennsylvania 15650-0231
(Address of principal executive offices)
Registrant’s telephone number, including area code: 724-539-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Capital Stock, par value $1.25 per share Preferred Stock Purchase Rights	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of December 31, 2004, the aggregate market value of the registrant’s Capital Stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $1,514,800,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant’s Capital Stock have been deemed affiliates.
As of August 31, 2005, there were 38,388,400 shares of the Registrant’s Capital Stock outstanding.
Documents Incorporated by Reference
Portions of the Proxy Statement for the 2005 Annual Meeting of Shareowners are incorporated by reference into Parts II, III and IV.

Item No.
FORWARD-LOOKING INFORMATION
This Form 10-K contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements are likely to relate to, among other things, our goals, plans and projections regarding our financial position, results of operations, cash flows, raw material costs and availability, market position and product development, which are based on current expectations that involve inherent risks and uncertainties, including factors that could delay, divert or change any of them in the next several years. Although it is not possible to predict or identify all factors, they may include the following: global economic conditions; future terrorist attacks; epidemics; risks associated with integrating and divesting businesses and achieving the expected savings and synergies; demands on management resources; risks associated with international markets such as currency exchange rates and social and political environments; competition; labor relations; commodity prices; demand for and market acceptance of new and existing products; and risks associated with the implementation of restructuring plans and environmental remediation matters. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I
ITEM 1 — BUSINESS
OVERVIEW Kennametal Inc. was incorporated in Pennsylvania in 1943. We are a leading global supplier of tooling, engineered components and advanced materials consumed in production processes. We believe that our reputation for manufacturing excellence and technological expertise and innovation in our principal products has helped us achieve a leading market presence in our primary markets. We believe we are the second largest global provider of metalcutting tools and tooling systems. End users of our products include metalworking manufacturers and suppliers in the aerospace, automotive, machine tool and farm machinery industries, as well as manufacturers and suppliers in the highway construction, coal mining, quarrying and oil and gas exploration industries. Our end users’ products include items ranging from airframes to coal, medical implants to oil wells and turbochargers to motorcycle parts.
We specialize in developing and manufacturing metalworking tools and wear-resistant parts using a specialized type of powder metallurgy. Our metalworking tools are made of cemented tungsten carbides, ceramics, cermets, high-speed steel and other hard materials. We also manufacture and market a complete line of toolholders, toolholding systems and rotary cutting tools by machining and fabricating steel bars and other metal alloys. We are one of the largest suppliers of metalworking consumables and related products in the United States and Europe. We also manufacture tungsten carbide products used in engineered applications, mining and highway construction and other similar applications, including circuit board drills, compacts and metallurgical powders.
Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30.
BUSINESS SEGMENT REVIEW We previously operated four global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG), J&L Industrial Supply (J&L) and Full Service Supply (FSS). During fiscal 2005, we divested our FSS segment. (See Note 3.) Segment selection is based upon internal organizational structure, the manner in which we organize segments for making operating decisions and assessing performance, the availability of separate financial results and materiality considerations. Sales and operating income by segment are presented in Management’s Discussion and Analysis set forth in Item 7 of this annual report on Form 10-K and Note 18 “Segment Data” of our consolidated financial statements set forth in Item 8 of this annual report on Form 10-K.
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
ADVANCED MATERIALS SOLUTIONS GROUP In the AMSG segment, the principal business is the production and sale of cemented tungsten carbide products used in mining, highway construction, engineered applications requiring wear and corrosion resistance, including circuit board drills, compacts and other similar applications. These products have technical commonality to our core metalworking products. Additionally, we manufacture and market engineered components with a proprietary metal cladding technology. These products include radial bearings used for directional drilling for oil and gas, extruder barrels used by plastics manufacturers and food processors, and numerous other engineered components to service a wide variety of industrial markets. We also sell metallurgical powders to manufacturers of cemented tungsten carbide products, and we provide application-specific component design services and on-site application support services. Lastly, we provide our customers with engineered component process technology and materials, which focus on component deburring, polishing and producing controlled radii.

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
Our customers use engineered products in manufacturing or other operations where extremes of abrasion, corrosion or impact require combinations of hardness or other toughness afforded by cemented tungsten carbides or other hard materials. We sell these products through a direct field sales force and distribution. We believe we are the largest independent supplier of oil field compacts in the world. Compacts are the cutting edge of oil well drilling bits, which are commonly referred to as “rock bits.”
J&L INDUSTRIAL SUPPLY In this segment, we provide metalworking consumables, related products and related technical and supply chain-related productivity services to small- and medium-sized manufacturers in the United States and the United Kingdom. J&L markets products and services through annual mail-order catalogs and monthly sales flyers, telemarketing, the Internet and field sales. J&L distributes a broad range of metalcutting tools, abrasives, drills, machine tool accessories, precision measuring tools, gages, hand tools and other supplies used in metalcutting operations. The majority of industrial supplies distributed by J&L are purchased from other manufacturers, although the product offering does include Kennametal-manufactured items.
FULL SERVICE SUPPLY During fiscal 2005, we divested our FSS segment. FSS provided metalworking consumables and related products to medium- and large-sized manufacturers in the United States and Canada. FSS offered integrated supply programs that provided inventory management systems and just-in-time availability as well as programs that focused on total cost savings.
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
Our international assets and sales are presented under Note 18 “Segment Data” of our consolidated financial statements set forth in Item 8 of this annual report on Form 10-K. Information pertaining to the effects of foreign exchange risk is contained under the caption “Quantitative and Qualitative Disclosure About Market Risk” in Management’s Discussion and Analysis set forth in Item 7 of this annual report on Form 10-K.
BUSINESS DEVELOPMENTS Effective May 1, 2005, we divested our FSS segment for a selling price of $39.3 million, subject to post-closing adjustment. The results of operations of FSS are reported in our continuing operations through the date of divestiture (see Note 3).
Effective March 1, 2005, the Company acquired Extrude Hone Corporation (Extrude Hone) for approximately $134.1 million, subject to post-closing adjustment. This purchase price includes the actual purchase price of $143.8 million, plus direct acquisition costs of $0.9 million, less $10.6 million of acquired cash. Extrude Hone supplies market-leading engineered component process technology to customers in a variety of industries around the world. This process technology focuses on component deburring, polishing and producing controlled radii. We financed the acquisition with borrowings under our 2004 Credit Agreement. Extrude Hone’s operating results have been included in our consolidated results since March 1, 2005 and are included in the AMSG segment (see Notes 3 and 18).
We continue to evaluate new opportunities that allow for the expansion of existing product lines into new market areas, either directly or indirectly through joint ventures, where appropriate.
MARKETING AND DISTRIBUTION We sell our manufactured products through the following distinct sales channels: (i) a direct sales force; (ii) integrated supply; (iii) mail-order catalogs; (iv) a network of independent distributors and sales agents in the United States and certain international markets; and (v) the Internet. Service engineers and technicians directly assist customers with product design, selection and application.

We market our products under various trademarks and tradenames, such as Kennametal*, the letter K combined with other identifying letters and/or numbers*, Block Style K*, Kendex*, Kenloc*, KennaLOK*, KennaMAX*, JLK*, J&L*, Kennametal Hertel*, Hertel*, KM Micro*, Widia*, Heinlein*, Widma*, Ecogrind*, Top Notch*, Erickson*, Kyon*, KM*, Drill-Fix*, Fix-Perfect*, Disston*, Chicago-Latrobe*, Greenfield*, RTW*, Cleveland*, Conforma Clad* and Extrude Hone*. We also sell products to customers who resell such products under the customers’ names or private labels.
* Trademark owned by Kennametal Inc. or a subsidiary of Kennametal Inc.
RAW MATERIALS AND SUPPLIES Major metallurgical raw materials consist of ore concentrates, compounds and secondary materials containing tungsten, tantalum, titanium, niobium and cobalt. Although adequate supply of these raw materials currently exists, our major sources for raw materials are located abroad and prices fluctuate at times. In the near term, raw material prices, particularly tungsten, are expected to rise significantly above the average fiscal 2005 levels. The Company has entered into extended raw material supply agreements and has implemented and will continue to implement product price increases as deemed necessary to mitigate these rising costs. For these reasons, we exercise great care in the selection, the purchase and managing availability of raw materials. We also purchase steel bars and forgings for making toolholders, high-speed steel and other tool parts, rotary cutting tools and accessories. We obtain products purchased for use in manufacturing processes and for resale from thousands of suppliers located in the United States and abroad.
RESEARCH AND DEVELOPMENT Our product development efforts focus on providing solutions to our customers’ manufacturing problems and productivity requirements. Our Achieving a Competitive Edge (ACE) Program provides discipline and focus for the product development process by establishing “gateways,” or sequential tests, during the development process to remove inefficiencies and accelerate improvements. ACE speeds and streamlines development into a series of actions and decision points, combining efforts and resources to produce new and enhanced products faster. ACE is designed to assure a strong link between customer needs and corporate strategy and to enable us to gain full benefit from our investment in new product development.
Research and development expenses included in operating expense totaled $23.8 million, $22.3 million and $23.6 million in 2005, 2004 and 2003, respectively. We hold a number of patents, which, in the aggregate, are material to the operation of our businesses.
SEASONALITY Our business is not materially affected by seasonal variations. However, to varying degrees, traditional summer vacation shutdowns of metalworking customers’ plants and holiday shutdowns often affect our sales levels during the first and second quarters of our fiscal year.
BACKLOG Our backlog of orders generally is not significant to our operations.
COMPETITION We are one of the world’s leading producers of cemented carbide products and high-speed steel tools, and we maintain a strong competitive position in all major markets worldwide. We actively compete in the sale of all our products with approximately 40 companies engaged in the cemented tungsten carbide business in the United States and many more outside the United States. Several of our competitors are divisions of larger corporations. In addition, several hundred fabricators and toolmakers, many of which operate out of relatively small shops, produce tools similar to ours and buy the cemented tungsten carbide components for such tools from cemented tungsten carbide producers, including us. Major competition exists from both U.S. and internationally-based concerns. In addition, we compete with thousands of industrial supply distributors.
The principal elements of competition in our businesses are service, product innovation, quality, availability and price. We believe that our competitive strength rests on our customer service capabilities, including multiple distribution channels, our global presence, state-of-the-art manufacturing capabilities, ability to develop solutions to address customer needs through new and improved tools and the consistent high quality of our products. Based upon our strengths, we are able to sell products based on the value added to the customer rather than strictly on competitive prices.
REGULATION We are not currently party to any material legal proceedings; however, we are periodically subject to legal proceedings and claims that arise in the ordinary course of our business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, or if protracted litigation were to ensue, the impact could be material to the Company.
Compliance with government laws and regulations pertaining to the discharge of materials or pollutants into the environment or otherwise relating to the protection of the environment did not have a material effect on our capital expenditures or competitive position for the years covered by this report, nor is such compliance expected to have a material effect in the future.

We are involved in various environmental cleanup and remediation activities at several of our manufacturing facilities. In addition, we are currently named as a potentially responsible party (PRP) at the Li Tungsten Superfund site in Glen Cove, New York. In December 1999, we recorded a remediation reserve with respect to our involvement in these matters. This reserve represents our best estimate of the undiscounted future obligation based on our evaluations and discussions with outside counsel and independent consultants, and the current facts and circumstances related to these matters. We recorded this liability because certain events occurred, including the identification of other PRPs, an assessment of potential remediation solutions, and direction from the government for the remedial action plan, that clarified our level of involvement in these matters and our relationship to other PRPs. This led us to conclude that it was probable that a liability had been incurred. At June 30, 2005, we had an accrual of $2.7 million recorded relative to this environmental issue.
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
Additionally, we also maintain reserves for other potential environmental issues associated with our domestic operations and a location operated by our German subsidiary. At June 30, 2005, the total of these accruals was $0.9 million, which represents anticipated costs associated with the remediation of these issues. Cash payments of $0.1 million were made against this reserve during the year.
As a result of the Widia acquisition, we previously established an environmental reserve used for environmental cleanup and remediation activities at several Widia manufacturing locations. This liability represents our estimate of future obligations based on our evaluations and discussions with independent consultants and the current facts and circumstances related to these matters. At June 30, 2005, we had an accrual of $5.0 million recorded relative to these environmental exposures. Cash payments of $0.6 million were made against this reserve during 2005. We have also recorded unfavorable foreign currency translation adjustments of $0.1 million during 2005.
We maintain a Corporate Environmental, Health and Safety (EH&S) Department, as well as an EH&S Policy Committee, to ensure compliance with environmental regulations and to monitor and oversee remediation activities. In addition, we have established an EH&S administrator at all of our global manufacturing facilities. Our financial management team periodically meets with members of the Corporate EH&S Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly basis, we establish or adjust financial provisions and reserves for environmental contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies” (SFAS 5).
EMPLOYEES We employed approximately 14,000 persons at June 30, 2005, of which approximately 7,000 were located in the United States and 7,000 in other parts of the world, principally Europe, India and Asia Pacific. At June 30, 2005, approximately 3,300 of the above employees were represented by labor unions. We consider our labor relations to be generally good.
EXECUTIVE OFFICERS OF THE REGISTRANT Incorporated by reference into this Part I is the information set forth in Part III, Item 10 under the caption “Officers of the Registrant” (included herein pursuant to Item 401 (b) of Regulation S-K).
AVAILABLE INFORMATION Our Internet address is www.kennametal.com. On our Investor Relations page on our Web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations Web page, which also includes Forms 3, 4 and 5 filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, are available to be viewed on this page free of charge. On our Corporate Governance page of our Web site, we post the following charters and guidelines: Audit Committee Charter, Compensation Committee Charter, Nominating/Corporate Governance Committee Charter, Kennametal Inc. Corporate Governance Guidelines, Code of Business Ethics and Conduct and Stock Ownership Guidelines. All such charters and guidelines on our Corporate Governance Web page are available to be viewed on this page free of charge. Information contained on our Web site is not part of this annual report on Form 10-K or our other filings with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events or otherwise. A copy of this annual report on Form 10-K and those items disclosed on our Corporate Governance Web page are available without charge upon written request to: Investor Relations, Quynh McGuire, Kennametal Inc., 1600 Technology Way, P.O. Box 231, Latrobe, Pennsylvania, 15650-0231.

ITEM 2 -PROPERTIES
Our principal executive offices are located at 1600 Technology Way, P.O. Box 231, Latrobe, Pennsylvania, 15650. A summary of our principal manufacturing facilities and other materially important properties is as follows:

Location	Owned/Leased	Principal Products	Segment

United States:
Bentonville, Arkansas	Owned	Carbide Round Tools	MSSG/AMSG
Rogers, Arkansas	Owned	Carbide Products	AMSG
Placentia, California	Leased	Wear Parts	AMSG
Evans, Georgia	Owned	High-Speed Steel Drills	MSSG
Rockford, Illinois	Owned	Indexable Tooling	MSSG
New Albany, Indiana	Leased	High Wear Coating for Steel Parts	AMSG
Greenfield, Massachusetts	Owned	High-Speed Steel Taps	MSSG
South Deerfield, Massachusetts	Leased	High-Speed Steel Drills and Saw Blades	MSSG
Woburn, Massachusetts	Leased	Abrasive Flow Machining	AMSG
Livonia, Michigan	Leased	Distribution	J&L
Madison Heights, Michigan	Leased	Thermal Energy and Electrolytic Machining	AMSG
Shelby Township, Michigan	Leased	Thermal Deburring and High Energy Finishing	AMSG
Traverse City, Michigan	Owned	Wear Parts	AMSG
Fallon, Nevada	Owned	Metallurgical Powders	MSSG/AMSG
Asheboro, North Carolina	Owned	High-Speed Steel and Carbide Round Tools	MSSG
Henderson, North Carolina	Owned	Metallurgical Powders	MSSG
Roanoke Rapids, North Carolina	Owned	Metalworking Inserts	MSSG
Cleveland, Ohio	Leased	Distribution	MSSG
Orwell, Ohio	Owned	Metalworking Inserts	MSSG
Solon, Ohio	Owned	Metalworking Toolholders	MSSG
Bedford, Pennsylvania	Owned	Mining and Construction Tools and Wear Parts	AMSG
Irwin, Pennsylvania	Owned	Carbide Wear Parts	AMSG
Irwin, Pennsylvania	Leased	Abrasive Flow Machining	AMSG
Latrobe, Pennsylvania	Owned	Metallurgical Powders, Wear Parts and Carbide Drills	MSSG/AMSG
Clemson, South Carolina	Owned	High-Speed Steel Drills	MSSG
Johnson City, Tennessee	Owned	Metalworking Inserts	MSSG
Lyndonville, Vermont	Owned	High-Speed Steel Taps	MSSG
Chilhowie, Virginia	Owned	Mining and Construction Tools and Wear Parts	AMSG
New Market, Virginia	Owned	Metalworking Toolholders	MSSG

International:
Mississauga, Canada	Leased	Saw Blades and Special Tools	MSSG
Victoria, Canada	Owned	Wear Parts	AMSG
Pudong, China	Owned	Metalworking Inserts and Circuit Board Drills	MSSG/AMSG
Xuzhou, China	Owned	Mining Tools	AMSG
Kingswinford, England	Leased	Metalworking Toolholders	MSSG
Sheffield, England	Leased	High-Speed Steel Drills	MSSG
Wednesbury, England	Leased	Distribution	J&L
Bordeaux, France	Leased	Metalworking Cutting Tools	MSSG
Boutheon Cedex, France	Owned	Metalworking Inserts	MSSG
Ebermannstadt, Germany	Owned	Metalworking Inserts	MSSG
Essen, Germany	Owned	Metallurgical Powders and Wear Parts	MSSG
Koenigsee, Germany	Leased	Carbide and High-Speed Steel Drills	MSSG
Lichtenau, Germany	Owned	Metalworking Toolholders	MSSG
Lorch, Germany	Leased	Circuit Board Drills	AMSG
Mistelgau, Germany	Owned	Metallurgical Powders, Metalworking Inserts and Wear Parts	MSSG/AMSG
Nabburg, Germany	Owned	Metalworking Toolholders	MSSG

Location	Owned/Leased	Principal Products	Segment

Nabburg, Germany	Owned	Metalworking Round Tools, Drills and Mills	MSSG
Nuenkirchen, Germany	Owned	Distribution	MSSG
Vohenstrauss, Germany	Owned	Metalworking Carbide Drills	MSSG
Bangalore, India	Owned	Metalworking Inserts and Toolholders and Wear Parts	MSSG/AMSG
Shlomi, Israel	Owned	High-Speed Steel and Carbide Round Tools	MSSG
Milan, Italy	Owned	Metalworking Cutting Tools	MSSG
Pachuca, Mexico	Owned	High-Speed Steel Drills	MSSG
Arnhem, Netherlands	Owned	Wear Products	AMSG
Hardenberg, Netherlands	Owned	Wear Products	AMSG
Vitoria, Spain	Leased	Metalworking Carbide Round Tools	MSSG
We also have a network of warehouses and customer service centers located throughout North America, Western Europe, India, Asia, Latin America and Australia, a significant portion of which are leased. The majority of our research and development efforts are conducted in a corporate technology center located adjacent to the world headquarters in Latrobe, Pennsylvania, and in Rogers, Arkansas; Fuerth, Germany and Essen, Germany.
We use all significant properties in the business of powder metallurgy, tools, tooling systems and industrial supply. Our production capacity is adequate for our present needs. We believe that our properties have been adequately maintained, generally are in good condition and are suitable for our business as presently conducted.
ITEM 3 — LEGAL PROCEEDINGS
This information is set forth in Part I herein under the caption “Regulation.” There are no material pending legal proceedings to which Kennametal or any of our subsidiaries is a party or of which any of our property is the subject. We are however periodically subject to legal proceedings and claims that arise in the ordinary course of our business.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of 2005, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II
ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREOWNER MATTERS, AND PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange (symbol KMT). The number of shareowners of record as of August 31, 2005 was 3,407 Stock price ranges and dividends declared and paid were as follows:

Quarter ended	Sep. 30	Dec. 31	Mar. 31	Jun. 30

FISCAL 2005 High	$45.92	$52.71	$50.95	$48.05
Low	40.34	44.32	45.70	42.61
Dividends	0.17	0.17	0.17	0.17

FISCAL 2004
High	$40.46	$40.92	$44.37	$46.20
Low	32.85	36.60	38.28	40.24
Dividends	0.17	0.17	0.17	0.17
The Board of Directors approved a $0.02 per share increase in the quarterly cash dividend to $0.19 per share in the first quarter of 2006.
The information incorporated by reference in Item 12 of this annual report on Form 10-K from the Company’s 2005 Proxy Statement under the heading “Compensation Plans – Equity Compensation Plan Information” is hereby incorporated by reference into this Item 5.
ISSUER PURCHASES OF EQUITY SECURITIES

		(b)	(c)	(d)
	(a)	Average	Total Number of	Maximum Number of
	Total	Price	Shares Purchased	Shares that May
	Number	Paid	as Part of Publicly	Yet Be Purchased
	of Shares	per	Announced Plans	Under the Plans or
	Purchased(1)	Share	or Programs (2)	Programs
Period
April 1 through April 30, 2005	4,581	$44.63	N/A	1.8 million
May 1 through May 31, 2005	297	$43.93	N/A	1.8 million
June 1 through June 30, 2005	1,034	$44.97	N/A	1.8 million
Total:	5,912	$44.66	N/A	1.8 million

(1)	5,745 shares of restricted stock were delivered by employees to Kennametal, upon vesting, to satisfy tax withholding requirements. 167 shares of stock were delivered to Kennametal by employees as payment for the exercise price of stock options.

(2)	Under a share repurchase program most recently reaffirmed by Kennametal’s Board of Directors on July 25, 2005, and implemented effective July 1997, Kennametal is authorized to repurchase up to 1.8 million shares of its common stock. The repurchase program does not have a specified expiration date.

ITEM 6 — SELECTED FINANCIAL DATA

(in thousands, except per share data)		2005	2004	2003
OPERATING RESULTS
Sales		$2,304,167	$1,971,441	$1,758,957
Cost of goods sold		1,513,634	1,318,074	1,190,053
Operating expense		574,495	512,621	464,861
Interest expense		27,277	25,884	36,166
Restructuring and asset impairment charges	(1)	4,707	3,670	31,954
Income taxes		61,394	35,500	14,300
Accounting changes, net of tax	(2)	—	—	—
Net income (loss)		119,291	73,578	18,130

FINANCIAL POSITION
Working capital		$402,404	$310,418	$437,344
Inventories		386,674	388,077	389,613
Property, plant and equipment, net		519,301	484,475	489,828
Total assets		2,092,337	1,938,663	1,822,548
Long-term debt, including capital leases		386,485	313,400	514,842
Total debt, including capital leases and notes payable		437,374	440,207	525,687
Total shareowners’ equity	(3)	972,862	887,152	721,577

PER SHARE DATA
Basic earnings (loss) before cumulative effect of change in accounting principles		$3.23	$2.06	$0.52
Cumulative effect of change in accounting principles		—	—	—

Basic earnings (loss)		3.23	2.06	0.52

Diluted earnings (loss) before cumulative effect of change in accounting principles		3.13	2.02	0.51
Cumulative effect of change in accounting principles		—	—	—

Diluted earnings (loss)		3.13	2.02	0.51

Dividends		0.68	0.68	0.68
Book value (at June 30)		25.52	24.22	20.34
Market price (at June 30)		45.85	45.80	33.84

OTHER DATA
Capital expenditures		$88,552	$56,962	$49,413
Number of employees (at June 30)		13,970	13,700	13,970
Average sales per employee		$166	$144	$131
Basic weighted average shares outstanding	(3)	36,924	35,704	35,202
Diluted weighted average shares outstanding	(3)	38,056	36,473	35,479

KEY RATIOS
Sales growth		16.9%	12.1%	11.1%
Gross profit margin		34.3	33.1	32.3
Operating profit margin		9.0	6.8	3.9

Selected Financial Data (continued)

		2002	2001
OPERATING RESULTS
Sales		$1,583,742	$1,807,896
Cost of goods sold		1,072,918	1,192,176
Operating expense		389,396	425,641
Interest expense		32,627	50,381
Restructuring and asset impairment charges	(1)	27,307	9,545
Income taxes		18,900	37,300
Accounting changes, net of tax	(2)	250,406	599
Net income (loss)		(211,908)	53,288

FINANCIAL POSITION
Working capital		$375,284	$386,711
Inventories		345,076	373,221
Property, plant and equipment, net		435,116	472,874
Total assets		1,523,611	1,825,442
Long-term debt, including capital leases		387,887	582,585
Total debt, including capital leases and notes payable		411,367	607,115
Total shareowners’ equity	(3)	713,962	796,769

PER SHARE DATA
Basic earnings (loss) before cumulative effect of change in accounting principles		$1.24	$1.76
Cumulative effect of change in accounting principles		(8.04)	(0.02)

Basic earnings (loss)		(6.80)	1.74

Diluted earnings (loss) before cumulative effect of change in accounting principles		1.22	1.75
Cumulative effect of change in accounting principles		(7.92)	(0.02)

Diluted earnings (loss)		(6.70)	1.73

Dividends		0.68	0.68
Book value (at June 30)		20.51	25.84
Market price (at June 30)		36.60	36.90

OTHER DATA
Capital expenditures		$44,040	$59,929
Number of employees (at June 30)		11,660	12,570
Average sales per employee		$131	$139
Basic weighted average shares outstanding	(3)	31,169	30,560
Diluted weighted average shares outstanding	(3)	31,627	30,749

KEY RATIOS
Sales growth		(12.4)%	(3.1)%
Gross profit margin		32.3	34.1
Operating profit margin		5.8	8.7

Notes
(1)	In 2005, restructuring and asset impairment charges related to a FSS goodwill impairment charge.

In 2004, restructuring and asset impairment charges related primarily to the Kennametal Integration Restructuring Program and the 2003 Facility Consolidation Program.

In 2003, restructuring and asset impairment charges related to the 2003 Workforce Restructuring Program, Kennametal Integration Restructuring Program, Electronics impairment and the 2003 Facility Consolidation Program.

In 2002, restructuring and asset impairment charges related primarily to the MSSG facility rationalizations and employee severance, J&L business improvement program, electronics facility rationalization and FSS business improvement program and other operational improvement programs.

In 2001, restructuring and asset impairment charges related primarily to the J&L business improvement program, core business resize program and FSS business improvement program and other operational improvement programs.
(2)	Accounting changes in 2002 reflect the charge related to goodwill impairment recorded as a result of the adoption of SFAS No. 142. In 2001, this charge reflects the change in the method of accounting for derivative financial instruments.
(3)	In 2002, we issued 3.5 million shares of capital stock for net proceeds of $120.6 million.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
BUSINESS OVERVIEW We are a leading global supplier of tooling, engineered components and advanced materials consumed in production processes. We believe that our reputation for manufacturing excellence and technological expertise and innovation in our principal products has helped us achieve a leading market presence in our primary markets. We believe we are the second largest global provider of metalcutting tools and tooling systems. End users of our products include metalworking manufacturers and suppliers in the aerospace, automotive, machine tool and farm machinery industries, as well as manufacturers and suppliers in the highway construction, coal mining, quarrying and oil and gas exploration industries. Our end users’ products include items ranging from airframes to coal, medical implants to oil wells and turbochargers to motorcycle parts.
EXECUTIVE OVERVIEW Sales for the year ended June 30, 2005 were $2,304.2 million, an increase of $332.8 million, or 16.9 percent, from $1,971.4 million in the prior year. Gross profit for the year ended June 30, 2005 increased $137.1 million, or 21.0 percent, from $653.4 million in the prior year to $790.5 million. Net income for the year ended June 30, 2005 was $119.3 million, or $3.13 per diluted share, compared to $73.6 million, or $2.02 per diluted share for the year ended June 30, 2004. Earnings benefited from continued market growth, new product introduction, the effect of acquisitions, better pricing, increased capacity utilization, operating efficiencies and favorable foreign currency effects. These benefits were partially offset by increased raw material costs, a higher effective tax rate, increased employment costs and professional fees related to compliance with section 404 of the Sarbanes-Oxley Act of 2002. Foreign currency exchange rate fluctuations have materially impacted earnings in the past two years and may impact future earnings in the short term and long term.
SALES Sales of $2,304.2 million in 2005 increased 16.9 percent, versus $1,971.4 million in 2004. The increase in sales is primarily attributed to organic sales growth of $254.5 million, favorable foreign currency effects of $58.6 million and incremental sales due to acquisitions of $45.6 million offset by decreased sales due to the FSS divestiture of $26.0 million. The increase in organic sales is primarily attributed to new product introduction, further penetration in several markets, particularly in North America, Asia, India and Latin America and continued economic expansion in the manufacturing sector.
Sales of $1,971.4 million in 2004 increased 12.1 percent, versus $1,759.0 million in 2003. The increase in sales was primarily attributed to organic sales growth of $92.0 million, favorable foreign currency effects of $83.8 million and incremental sales due to acquisitions of $40.0 million. The increase in organic sales was partly due to the economic recovery of the North American markets, which benefited the manufacturing sector. In addition, India, China and Latin America proved to be stronger markets in 2004 compared to 2003. The introduction of a number of new products by MSSG and AMSG also added to the increase in organic sales for 2004.
GROSS PROFIT Gross profit increased $137.1 million to $790.5 million in 2005 from $653.4 million in 2004. The improvement is primarily attributed to the effect of increased sales volume, which positively impacted gross profit by $104.4 million. Gross profit benefited from improved price realization, the effects of acquisitions, favorable foreign currency effects of $27.7 million, increased capacity utilization, the absence of prior year restructuring and integration charges of $3.0 million and a reduction in defined benefit plan expense of $2.9 million. Such benefits were partially offset by increased raw material costs of $46.1 million, increased freight costs of $8.5 million and increased defined contribution plan expense of $2.1 million.
The gross profit margin for 2005 increased 120 basis points to 34.3 percent from 33.1 percent in 2004. The gross profit margin benefited from improved price realization, the effects of acquisitions, favorable foreign currency effects of 30 basis points, the absence of restructuring charges of 20 basis points and a reduction in defined benefit plan expense of 10 basis points. These benefits were partially offset by raw material price increases of 200 basis points and increased freight charges of 20 basis points.
Gross profit increased $84.5 million to $653.4 million in 2004 from $568.9 million in 2003. The improvement was primarily attributed to the effect of increased sales volume, which positively impacted gross profit by $47.6 million, favorable foreign currency effects of $40.9 million, and $7.3 million due to improved production efficiencies. In addition, gross profit improved by $17.4 million as a result of a previously announced change in the estimated useful lives of existing Kennametal machinery and equipment, partially reduced by increased depreciation related to Widia fixed assets. These benefits were partially offset by $15.8 million in pricing pressures and unfavorable product mix shifts and $13.9 million in higher raw material costs.

The gross profit margin for 2004 increased 80 basis points to 33.1 percent from 32.3 percent in 2003. The gross profit margin benefited
60 basis points from favorable foreign currency effects and 170 basis points combined from efficiency initiatives, cost reductions and increased capacity utilization. These benefits were partially offset by pricing pressures and unfavorable product mix shifts of 70 basis points and higher raw material costs of 70 basis points.
OPERATING EXPENSE Operating expense in 2005 was $574.5 million, an increase of $61.9 million, or 12.1 percent, compared to $512.6 million in 2004. The increase in operating expense is primarily attributed to $6.8 million related to increased performance-based bonuses, $5.7 million related to increased defined contribution plan expense, $21.2 million related to increased other employment costs, unfavorable foreign currency effects of $13.4 million, a $3.8 million increase in professional fees related to compliance with section 404 of the Sarbanes-Oxley Act, a $7.3 million increase of other professional fees and $10.8 million related to acquisitions. These increases were partially offset by reductions in bad debt expense of $2.5 million and defined benefit plan expense of $1.9 million.
Operating expense in 2004 was $512.6 million, an increase of $47.7 million, or 10.3 percent, compared to $464.9 million in 2003. The increase in operating expense was primarily attributed to $23.3 million of unfavorable foreign currency effects, $14.2 million of increased employee benefit costs, a $2.8 million charge associated with the reorganization of our global marketing function and a charge of $1.8 million related to a receivable from a previous divestiture of a business.
RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

Asset Impairment Charges In 2005, we divested our FSS segment. We completed an impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), as the estimated selling price was below the fair value of the business absent the sale. We recorded a pretax impairment charge related to FSS goodwill of $4.7 million as a result of this analysis.
In 2004, we did not incur any impairment charges.
In June 2003, we completed an assessment of the carrying value of certain long-lived assets in the electronics business. As a result of this assessment, we recorded a pretax charge of $16.1 million as a component of restructuring and asset impairment charges. The charge was a result of price declines caused by persistent global overcapacity and low-cost Asia competition. The fixed asset impairment charge reduced the book value of the electronics business’ assets to $2.6 million at June 30, 2003.
Restructuring Charges In 2005 and 2004, we did not initiate any new restructuring programs. No restructuring expense was recorded in 2005. The restructuring expense recorded in 2004 related to programs previously initiated.
2003 Facility Consolidation Program In June 2003, we approved a facility consolidation program, resulting in a total restructuring charge of $2.0 million: $0.3 million recorded in 2004 and $1.7 million recorded in 2003. The plan included the closure of two regional operating centers and the Framingham manufacturing facility and a workforce reduction. In conjunction with the program, we recorded an asset write-down in 2003 related to fixed assets that were disposed of as a result of the restructuring program. All actions pertain to the MSSG segment. Estimated cost savings related to this program have been approximately $1.5 million annually. We completed and paid all remaining costs associated with this program in 2005. Cash expenditures in 2005 were immaterial.
2003 Workforce Restructuring Program In October 2002, we announced a global salaried workforce reduction of approximately 5 percent. The program resulted in 2003 charges of $2.8 million for MSSG, $2.6 million for AMSG, $1.3 million for J&L, $0.1 million for FSS and $1.2 million for Corporate. Estimated cost savings related to this program were approximately $10.0 million in 2003. We completed and paid all remaining costs associated with this program in 2005. Cash expenditures in 2005 were immaterial.
Widia Integration We implemented two Widia acquisition-related integration programs described below (Kennametal Integration Restructuring Program and the Widia Integration Plan), which together resulted in a global headcount reduction of approximately 760 positions (385 in Europe and 375 in India) during 2003. We completed the integration plan in Europe and India and closed six sales offices, three manufacturing facilities, and closed or consolidated four warehouses. These programs were established to develop centers of excellence in functional areas and enable long-term growth and competitive advantages. Estimated cost savings related to these programs are approximately $30.0 million annually. All costs associated with the integration have been incurred, and the remaining cash payments for certain lease costs extend into 2006.
Kennametal Integration Restructuring Program This program includes employee severance costs associated with existing Kennametal facilities and resulted in total restructuring charges of $10.5 million: $3.5 million in 2004 and $7.0 million in 2003. We completed and paid all remaining costs associated with this program in 2005. Cash expenditures in 2005 were $0.6 million.

Widia Integration Plan This program included facility rationalizations and employee severance costs associated with acquired Widia facilities. Costs incurred under this plan were accounted for under EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” As a result, these costs were recorded as part of the Widia purchase price allocation. Total adjustments to goodwill of $31.6 million were recorded: $5.7 million in 2004 and $25.9 million in 2003. Cash expenditures related to this program of $8.9 million, $13.1 million and $9.1 million were made during 2005, 2004 and 2003, respectively. See Note 12.
AMORTIZATION OF INTANGIBLES Amortization expense increased $1.3 million to $3.5 million in 2005 from $2.2 million in 2004. The increase is primarily attributable to the Conforma Clad Inc. (Conforma Clad) and Extrude Hone acquisitions.
Amortization expense decreased $2.0 million to $2.2 million in 2004 from $4.2 million in 2003. The decrease is primarily attributable to a $1.2 million decrease for certain non-compete agreements being fully amortized in 2003.
INTEREST EXPENSE Interest expense was $27.3 million in 2005 compared with $25.9 million in 2004. The increase in interest expense is due to higher average borrowing rates in 2005. The weighted average domestic borrowing rate increased from 4.3 percent in 2004 to 4.7 percent in 2005. The portion of our debt subject to variable rates of interest remained stable at approximately 60 percent at June 30, 2005 and 2004.
Interest expense was $25.9 million in 2004 compared with $36.2 million in 2003. The decrease in interest expense was due to total debt, including capital leases and notes payable, declining from $525.7 million at June 30, 2003 to $440.2 million at June 30, 2004, and lower average borrowing rates. The weighted average domestic borrowing rate decreased from 5.2 percent in 2003 to 4.3 percent in 2004. In addition, the portion of our debt subject to variable rates of interest decreased from approximately 69 percent at June 30, 2003 to approximately 60 percent at June 30, 2004.
OTHER INCOME, NET In 2005, other income, net increased by $2.0 million to $3.7 million compared to $1.7 million in 2004. The increase is primarily attributable to favorable foreign currency effects of $5.8 million and an increase in interest income of $2.0 million. These benefits were partially offset by the absence of a non-recurring prior year gain on the sale of an investment of $4.4 million. Other income, net for 2005 and 2004 included fees of $3.2 million and $1.7 million, respectively, related to the accounts receivable securitization program.
In 2004, other income, net decreased by $0.8 million to $1.7 million compared to $2.5 million in 2003. The decrease was primarily attributable to increases in foreign exchange losses of $3.7 million and decreases in interest income of $1.4 million offset by a $4.4 million pretax gain related to the sale of our investment in Toshiba Tungaloy. Other income, net for 2004 and 2003 included fees of $1.7 million and $1.9 million, respectively, related to the accounts receivable securitization program.
INCOME TAXES The effective tax rate for 2005 was 33.3 percent compared to 32.1 percent for 2004. The increase in the effective rate from 2004 to 2005 was primarily driven by the negative impact of a German tax law change enacted in December of 2003 and non-deductible goodwill written off in association with the FSS divestiture, partially offset by changes in valuation allowances in Europe.
The Company is implementing an enhanced pan-European centralized business model, which will involve the establishment of a Principal company. In this structure, key management decision-making and responsibility will be centralized in the Principal company that will have the responsibility to drive all strategic and operational initiatives of the European business. Current manufacturing and sales operations will be transformed into contract manufacturers and limited risk distributors. Service functions will also be organized into separate units. This will allow these functions to intensify their focus on and increase their efficiency in production, sales growth and supporting services, following clearly defined and uniform processes as directed by the Principal company. This strategy is expected to be complete in the first half of fiscal 2006.
On October 22, 2004, the American Jobs Creation Act of 2004 was enacted. The Company is currently evaluating what effect this legislation will have on its effective tax rate, including the effect of a provision within the act that provides for a special one-time tax deduction of 85.0 percent of foreign earnings that are repatriated to the United States, as defined by the act. The Company expects to complete this evaluation during the second quarter of fiscal 2006. The Company is considering repatriating, under the act, an amount between $0.0 and $200.0 million, which would result in an estimated tax cost between $0.0 and $19.0 million. Until its evaluation is completed, the unremitted earnings of the Company’s foreign investments continue to be considered permanently reinvested, and accordingly, no deferred tax liability has been established.

The Company expects the effective tax rate to increase slightly in 2006, excluding any effect of the American Jobs Creation Act of 2004 provision with respect to repatriating foreign earnings to the United States. The unfavorable impact of the recent tax legislation enacted in Germany is expected to have a greater impact than the favorable impact from operating within the new European business model in 2006. In addition, adoption of SFAS 123(R), “Share-Based Payment (revised 2004)” (SFAS 123(R)), is expected to have an unfavorable impact on the effective tax rate from expensing of incentive stock options.
The effective tax rate for 2004 was 32.1 percent compared to 41.7 percent for 2003. The decrease in the effective rate from 2003 to 2004 was due to the impact of the impairment charge for the electronics business recorded in 2003, lesser increases in the valuation allowances and changes in tax contingency reserves in 2004 versus 2003.
NET INCOME We reported net income of $119.3 million, or $3.13 per diluted share, for 2005 compared to $73.6 million, or $2.02 per diluted share, for 2004. The increase in earnings is primarily attributable to continued market growth, new product introduction, the effect of acquisitions, better pricing, increased capacity utilization, a reduction in defined benefit plan expense and favorable foreign currency effects. These improvements were offset in part by higher raw material costs, increased employment costs, an increased effective tax rate and increased professional fees in the current year and a prior year non-recurring gain on the sale of an investment.
We reported net income of $73.6 million, or $2.02 per diluted share, for 2004 compared to $18.1 million, or $0.51 per diluted share, for 2003. The increase was primarily attributable to organic sales growth, cost containment, a decrease in restructuring cost, favorable foreign currency translation effects, a decrease in interest expense and the Widia acquisition, which included efficiencies derived from the integration with Kennametal operations. These improvements were offset, in part, by increased pricing pressure and unfavorable product mix shifts, higher raw material costs and increased employee benefit costs in 2004.
BUSINESS SEGMENT REVIEW Prior to the FSS segment divestiture in 2005, our operations were organized into four global business units consisting of MSSG, AMSG, J&L and FSS, and Corporate. The presentation of segment information reflects the manner in which we organize segments for making operating decisions and assessing performance.
METALWORKING SOLUTIONS & SERVICES GROUP In the MSSG segment, we provide consumable metalcutting tools and tooling systems to manufacturing companies in a wide range of industries throughout the world. Metalcutting operations include turning, boring, threading, grooving, milling and drilling. Our tooling systems consist of a steel toolholder and a cutting tool such as an indexable insert or drill made from cemented tungsten carbides, high-speed steel or other hard materials. Other cutting tools include end mills, reamers and taps. We provide solutions to our customers’ metalcutting needs through engineering services aimed at improving their competitiveness. Engineering services include field sales engineers identifying products and engineering product designs to meet customer needs, which are recognized as selling expenses. We also manufacture cutting tools, drill bits, saw blades and other tools for the consumer market which are marketed under private label and other proprietary brands.

(in thousands)	2005	2004	2003

External sales	$1,378,594	$1,198,505	$1,086,831
Intersegment sales	150,039	124,994	109,790
Operating income	187,410	126,657	88,213
External sales increased by $180.1 million, or 15.0 percent, from 2004. The increase in sales is due primarily to further market penetration and increased pricing in 2005. This increase was driven primarily by growth in metalworking North America, Europe and our industrial products group, which were up 14.7 percent, 13.8 percent and 11.8 percent, respectively. This growth is attributed to new product introduction, growth in milling and hole-making products, better pricing and accelerated growth of Widia products in the Americas and Europe. In addition to growth in mature markets, MSSG also reported emerging market growth in Latin America, India and Asia of 42.3 percent, 46.0 percent and 22.1 percent, respectively. MSSG experienced growth across several sectors, such as automotive, light and general engineering, distribution, energy and aerospace. Favorable foreign currency effects accounted for $46.9 million of the increase in external sales in 2005.
Operating income increased by $60.8 million, or 48.0 percent, from 2004. Operating margin was 12.3 percent in 2005 compared to 9.6 percent in 2004. Operating income was leveraged as a result of sales growth, a continued focus on cost containment, a reduction in restructuring and integration charges of $6.5 million, a reduction in defined benefit plan expense and favorable foreign currency effects. These benefits were partially offset by an increase in raw material costs and higher employment costs.
In 2004, MSSG external sales increased by $111.7 million, or 10.3 percent, from 2003. The increase was primarily attributable to sales growth of $67.3 million in the second half of 2004 and $69.7 million of favorable foreign currency effects. The business leveraged the market recovery in North America and capitalized on stronger markets in India, China and Latin America due to marketing and new products. In metalworking North America, external sales increased 6.8 percent compared to 2003 due primarily to organic sales growth and favorable foreign currency effects of $4.6 million. MSSG Europe external sales increased 10.7 percent due to favorable foreign currency effects of $56.3 million partially offset by the overall weakness of the European markets in the automotive and heavy engineering sectors. Asia Pacific and India experienced external sales growth of 26.8 percent and 59.9 percent, respectively, attributed to strength across most industrial sectors and favorable foreign currency effects. Latin America also experienced external sales growth of 46.0 percent due to favorable economic conditions, market share growth and foreign currency effects.
In 2004, operating income increased by $38.4 million, or 43.6 percent, from 2003. Operating margin was 9.6 percent and 7.4 percent for 2004 and 2003, respectively. The increase in operating margin was due to the market leverage discussed above. The increase in operating income was attributable to sales growth discussed above, a reduction in restructuring and integration costs of $9.0 million, the accretive effect of the Widia Integration Program, reduced depreciation expense resulting from the extension of useful lives of $14.3 million and favorable foreign currency effects. These were offset by an increase in raw material costs, pricing pressure, unfavorable product mix shifts, a $1.8 million charge associated with the reorganization of our global marketing function and higher benefit costs.
ADVANCED MATERIALS SOLUTIONS GROUP This segment’s principal business is the production and sale of cemented tungsten carbide products used in mining, highway construction and engineered applications including circuit board drills, oil and gas exploration compacts and other similar applications. These products have technical commonality to our core metalworking products. We also sell metallurgical powders to manufacturers of cemented tungsten carbide products. In addition, we provide application-specific component design services and on-site application support services.

(in thousands)	2005	2004	2003

External sales	$546,838	$419,073	$353,262
Intersegment sales	33,949	34,579	29,137
Operating income	80,932	53,168	19,762
In 2005, AMSG external sales increased by $127.8 million, or 30.5 percent, from 2004. The increase in sales is attributed primarily to new product introduction, better pricing, improved market conditions and the accretive effects of acquisitions. The increase in sales was achieved primarily in mining and construction products and engineered products, which increased 22.6 percent and 20.1 percent, respectively. The acquisitions of Conforma Clad and Extrude Hone were accretive to sales by $48.1 million.
Operating income increased $27.8 million, or 52.2 percent, from 2004. The increase is primarily attributed to sales growth, prior year non-recurring restructuring and integration costs of $1.5 million and the additions of Conforma Clad and Extrude Hone. These benefits were partially offset by an increase in raw material costs, higher employment costs and charges related to a plant closure.
In 2004, AMSG external sales increased by $65.8 million, or 18.6 percent, from 2003. The increase in external sales was primarily attributable to overall growth in the mining, construction and energy products divisions, as well as favorable foreign currency effects of $15.0 million in 2004 and $8.5 million due to the acquisition of Conforma Clad. Mining and construction products external sales increased 16.6 percent in 2004 due to a continued recovery in mining, market penetration in construction and favorable foreign currency effects. Energy products experienced strong growth of 24.4 percent from 2003 due to increased activity in oil and gas exploration. Electronics and engineered products external sales increased 14.3 percent and 11.2 percent, respectively, in 2004.
Operating income increased $33.4 million, or 169.0 percent, from 2003. The increase was attributable to sales growth discussed above, reduced depreciation expense of $2.7 million due to the change in estimated lives, favorable foreign currency effects, a reduction in restructuring and integration costs of $4.1 million, a reduction in impairment charges of $16.1 million and the effects of cost reduction programs.
J&L INDUSTRIAL SUPPLY In this segment, we provide metalworking consumables, related products, and related technical and supply chain-related productivity services to small- and medium-sized durable goods manufacturers in the United States and the United Kingdom. J&L markets products and services through a number of channels, including field sales, telesales, wholesalers and direct marketing. All channels are supported by catalogs, direct mail flyers and the Internet. J&L distributes a broad range of metalcutting tools, abrasives, machine tool accessories, precision measuring tools, hand and power tools, and other supplies used in metalcutting operations.

(in thousands)	2005	2004	2003

External sales	$255,840	$218,295	$196,170
Intersegment sales	1,662	1,502	1,989
Operating income (loss)	27,094	19,547	6,140
J&L external sales increased $37.5 million, or 17.2 percent, from 2004. The increase in sales is attributable to advancing the multi-channel sales approach to the metalworking marketplace. Operating income increased $7.6 million, or 38.6 percent, from 2004. The increase in operating income is a result of the improvement in sales growth and continued cost containment.
J&L external sales increased $22.1 million, or 11.3 percent, from 2003. The increase is attributable to volume growth and favorable foreign currency effects of $2.2 million. Operating income increased $13.4 million, or 218.4 percent, from 2003. The increase in operating income is a result of the improvement in sales growth, coupled with cost containment, an absence of restructuring charges of $1.2 million and favorable foreign currency effects.
FULL SERVICE SUPPLY The Company divested the FSS segment in 2005 as discussed in Note 3. In the FSS segment, we provided metalworking consumables and related products to medium- and large-sized manufacturers in the United States and Canada. FSS offered integrated supply programs that provided inventory management systems and just-in-time availability, and programs that focused on total cost savings.

(in thousands)	2005	2004	2003

External sales	$122,895	$135,568	$122,694
Intersegment sales	2,561	2,815	3,134
Operating (loss) income	(4,105)	818	(56)
FSS external sales decreased $12.7 million, or 9.3 percent, in 2005. The decrease in sales is primarily associated with the divestiture. Operating income decreased $4.9 million in 2005 to a loss of $4.1 million driven by a goodwill impairment charge of $4.7 million and a loss on assets held for sale of $1.5 million recorded as a result of the divestiture.
FSS external sales increased $12.9 million, or 10.5 percent, in 2004. The increase in external sales was primarily associated with volume growth attributed to new contracts obtained during 2004. Operating income increased to $0.8 million in 2004. The increase in operating income is primarily a result of the constant volume growth.
CORPORATE Corporate represents corporate shared service costs, certain employee benefit costs and eliminations of operating results between segments.

(in thousands)	2005	2004	2003

Operating expense	$(83,460)	$(65,348)	$(46,134)
In 2005, operating expense increased $18.1 million, or 27.7 percent, from 2004. The increase is primarily attributed to increases in performance-based bonuses of $6.8 million, defined contribution plan expense of $2.1 million, other employment costs of $11.3 million, professional fees related to compliance with section 404 of the Sarbanes-Oxley Act of 2002 of $3.8 million and other professional fees of $6.4 million. These increases were partially offset by reductions in defined benefit plan expenses of $3.2 million, non-recurring prior year charges of $1.8 million related to a note receivable from the divestiture of a company previously owned by Kennametal and $1.3 million related to a pension curtailment and increased cost allocations to the business units of $2.2 million.
In 2004, operating expense increased $19.2 million, or 41.6 percent from 2003. The increase was primarily attributable to increases in employee benefit expenses of $13.8 million, a $1.8 million charge related to a note receivable from the divestiture of a company previously owned by Kennametal and $1.3 million related to the pension curtailment.
LIQUIDITY AND CAPITAL RESOURCES Our cash flow from operations is the primary source of financing for capital expenditures and internal growth. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. However, we believe we can adequately control costs and manage our working capital to meet our cash flow needs, throughout changes in the economic cycle.

In October 2004, we entered into a five-year, multi-currency, revolving credit facility with a group of financial institutions (2004 Credit Agreement), which amended our 2002 Credit Agreement (discussed below). The 2004 Credit Agreement permits revolving credit loans of up to $500.0 million for working capital, capital expenditures and general corporate purposes. The 2004 Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2004 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus 0.5 percent or (3) fixed as negotiated by the Company.
The 2004 Credit Agreement contains various covenants with which we must be in compliance, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). As of June 30, 2005, outstanding borrowings under this agreement were $72.9 million. As of June 30, 2005, $38.5 million of these borrowings were denominated in U.S. dollars and $34.4 million were denominated in euro. We had the ability to borrow under the agreement, or otherwise incur, additional debt of up to $530.6 million as of June 30, 2005, and be in compliance with the maximum leverage ratio financial covenant. At June 30, 2005, we were in compliance with all debt covenants.
In June 2002, we entered into a three-year, multi-currency, $650 million revolving bank credit facility with a group of financial institutions (2002 Credit Agreement). Following a review of anticipated borrowing requirements, in June 2003, we notified the administrative agent of our decision to permanently reduce the 2002 Credit Agreement from $650 million to $500 million, resulting in lower facility fees for the remaining two years of the agreement. The 2002 Credit Agreement allowed for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling or Japanese yen. The 2002 Credit Agreement contained various covenants with which we must be in compliance, including three financial covenants: a maximum leverage ratio, a maximum fixed charge coverage ratio and a minimum consolidated net worth. As of June 30, 2004, outstanding borrowings under this agreement were $98.1 million. As of June 30, 2004, $25.0 million of these borrowings were denominated in U.S. dollars and $73.1 million were denominated in euro. The 2002 Credit Agreement was amended by the 2004 Credit Agreement.
Additionally, we generally obtain local financing through credit lines with commercial banks in the various countries in which we operate. At June 30, 2005, these borrowings amounted to $43.8 million for notes payable and $8.7 million for term debt and capital leases. We believe that cash flow from operations and the availability under our credit lines will be sufficient to meet our cash requirements over the next 12 months.
Based upon our debt structure at June 30, 2005 and 2004, approximately 60 percent of our debt was exposed to floating rates of interest, which is consistent with our target range for floating versus fixed interest rate debt. We periodically review the target range and the strategies designed to maintain the mix of floating to fixed interest rate debt within that range. In the future, we may decide to adjust the target range or the strategies to achieve it.
Following is a summary of our contractual obligations and other commercial commitments as of June 30, 2005 (in thousands):

			Less than			More than
Contractual Obligations		Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt	(1)	$531,036	$96,628	$41,777	$40,729	$351,902
Notes payable	(2)	45,541	45,541	—	—	—
Pension benefit payments		(3)	26,537	56,954	64,871	(3)
Postretirement benefit payments		(3)	3,142	6,064	6,565	(3)
Capital leases		7,548	3,218	2,828	262	1,240
Operating leases		96,874	22,480	26,335	13,851	34,208
Purchase obligations	(4)	270,320	79,612	181,408	9,300	—

Total			$277,158	$315,366	$135,578

(1)	Long-term debt includes interest obligations of $145.0 million. Interest obligations were determined assuming interest rates as of June 30, 2005 remain constant.

(2)	Notes payable includes interest obligations of $1.7 million. Interest obligations were determined assuming interest rates as of June 30, 2005 remain constant.

(3)	Annual payments are expected to continue into the foreseeable future at the amounts noted in the table.

(4)	Purchase obligations consist of purchase commitments for materials, supplies and machinery and equipment as part of the ordinary conduct of business. Purchase obligations with variable price provisions were determined assuming current market prices as of June 30, 2005 remain constant.

		Less than			More than
Other Commercial Commitments	Total	1 Year	1-3 Years	3-5 Years	5 Years
Standby letters of credit	$10,011	$4,851	$5,160	$—	$—
Guarantees	12,434	11,685	256	65	428

Total	$22,445	$16,536	$5,416	$65	$428

The standby letters of credit relate to insurance and other activities.
During 2005, we generated $202.3 million in cash flow from operations, an increase of $24.5 million, or 13.8 percent, compared to 2004. Net income plus non-cash items improved $71.7 million to $225.2 million in 2005 compared to $153.5 million in 2004. This improvement was offset by a $47.2 million reduction in cash flow from changes in operating working capital items. This change was due to increased accounts receivable and inventory as a result of increased sales and net repayments of our accounts receivable securitization program resulting from the FSS divestiture.
Net cash used for investing activities was $185.9 million in 2005, an increase of $93.3 million from $92.6 million in 2004. The change is due primarily to a $70.8 million increase in spending on acquisitions. This year’s net cash used for investing activities includes $134.1 million related to the Extrude Hone acquisition, while last year’s total includes $65.9 million related to the Conforma Clad acquisition. The remaining change is due primarily to an increase in capital expenditures of $31.6 million in 2005, a portion of which supported our growth in China and India, increased proceeds from divestitures of $25.0 million in 2005 and receiving $17.4 million in proceeds from the sale of our investment in Toshiba Tungaloy in 2004. We have projected our capital expenditures for 2006 to be approximately $80 million, which will be used primarily to support new strategic initiatives, new products and to upgrade machinery and equipment. We believe this level of capital spending is sufficient to maintain competitiveness and improve productivity.
Net cash used for financing activities was $0.5 million in 2005 compared to $78.0 million in 2004. This fluctuation was due primarily to reductions in net debt repayments including notes payable of $68.9 million and increased cash inflows from dividend reinvestment and employee benefit and stock plans of $10.6 million.
OFF-BALANCE SHEET ARRANGEMENTS Since 1999, we have had an agreement with a financial institution whereby we securitized, on a continuous basis, an undivided interest in a specific pool of our domestic trade accounts receivable. We were permitted to securitize up to $100.0 million of accounts receivable under this agreement. In July 2003, we entered into a new securitization program (2003 Securitization Program), which also permitted us to securitize up to $100.0 million of accounts receivable. The 2003 Securitization Program was amended on September 19, 2003, permitting us to securitize up to $125.0 million of accounts receivable. The 2003 Securitization Program provides for a co-purchase arrangement, whereby two financial institutions participate in the purchase of our accounts receivable. Pursuant to this agreement, we, and certain of our domestic subsidiaries, sell our domestic accounts receivable to Kennametal Receivables Corporation (KRC), a wholly-owned, bankruptcy-remote subsidiary. A bankruptcy-remote subsidiary is a company that has been structured to make it highly unlikely that it would be drawn into a bankruptcy of Kennametal Inc., or any of our other subsidiaries. KRC was formed to purchase these accounts receivable and sell participating interests in such accounts receivable to the financial institutions, which in turn purchase and receive ownership and security interests in those assets. As collections reduce the amount of accounts receivable included in the pool, we sell new accounts receivable to KRC, which in turn securitizes these new accounts receivable with the financial institutions. The actual amount of accounts receivable securitized each month is a function of the net change (new billings less collections) in the specific pool of domestic accounts receivable, the impact of detailed eligibility requirements in the agreement (e.g., the aging, terms of payment, quality criteria and customer concentrations), and the application of various reserves which are typical in trade receivable securitization transactions. A decrease in the amount of eligible accounts receivable could result in our inability to continue to securitize all or a portion of our accounts receivable. It is not unusual, however, for the amount of our eligible accounts receivable to vary by up to $5.0 million to $10.0 million per month.
The financial institutions charge us fees based on the level of accounts receivable securitized under this agreement and the commercial paper market rates plus the financial institutions’ cost to administer the program. The costs incurred under this program, $3.2 million, $1.7 million and $1.9 million in 2005, 2004 and 2003, respectively, are accounted for as a component of other income, net and represent attractive funding costs compared to existing bank and public debt transactions.
At June 30, 2005 and 2004, we securitized accounts receivable of $109.8 million and $117.5 million, respectively, under this program. Our subordinated retained interests in accounts receivable available for securitization and recorded as a component of accounts receivable were $41.2 million and $41.5 million at June 30, 2005 and 2004, respectively.

The 2003 Securitization Program is a three-year program, which contains certain provisions that require annual approval. It is our intention to continuously obtain such approval when required. Non-renewal of this securitization program would result in our requirement to otherwise finance the amounts securitized. We anticipate that the risk of non-renewal of this securitization program with the current providers or some other providers is low. In the event of a decrease of our eligible accounts receivable or non-renewal or non-annual approval of our securitization program, we would have to utilize alternative sources of capital to fund that portion of our working capital needs. We anticipate renewing the program in June 2006 and will determine at that time whether the economics favor an annual or multi-year renewal.
FINANCIAL CONDITION At June 30, 2005, total assets were $2,092.3 million, compared to $1,938.7 million at June 30, 2004. Working capital was $402.4 million at June 30, 2005, an increase of 29.6 percent from $310.4 million for 2004, primarily due to increases in accounts receivable and cash and reductions in current maturities of long-term debt and capital leases and accrued restructuring. At June 30, 2005, other assets were $742.0 million, an increase of $84.8 million from $657.2 million at June 30, 2004. The increase is primarily related to the increase in goodwill and intangible assets of $110.8 million mainly as a result of the Extrude Hone acquisition.
Total liabilities increased $66.7 million from $1,035.3 million at June 30, 2004 to $1,102.0 million at June 30, 2005. This increase is due primarily to the increase in accrued pension benefits of $61.3 million due to the increase in our unfunded pension obligations and related increase in additional minimum pension liability.
Shareowners’ equity was $972.9 million at June 30, 2005, an increase of $85.7 million from the prior year. The increase is primarily attributable to net income of $119.3 million and the effect of employee stock and benefit plan activity of $46.9 million partially offset by a charge to equity of $68.1 million related to the increase in additional minimum pension liability and cash dividends of $25.4 million.
ACQUISITIONS AND DIVESTITURES Effective May 1, 2005, we completed the FSS segment divestiture for $39.3 million, subject to post-closing adjustment. The results of operations of FSS are reported in our continuing operations through the date of divestiture (see Note 3).
Effective March 1, 2005, the Company acquired Extrude Hone for $134.1 million, subject to post-closing adjustment. This purchase price includes the actual purchase price of $143.8 million, plus direct acquisition costs of $0.9 million, less $10.6 million of acquired cash. Extrude Hone supplies market-leading engineered component process technology to customers in a variety of industries around the world. This process technology focuses on component deburring, polishing and producing controlled radii. We financed the acquisition with borrowings under our 2004 Credit Agreement. Extrude Hone’s operating results have been included in our consolidated results since March 1, 2005 and are included in the AMSG segment (see Notes 3 and 18).
We continue to evaluate new opportunities that allow for the expansion of existing product lines into new market areas, either directly or indirectly through joint ventures, where appropriate.
ENVIRONMENTAL MATTERS We are currently named as a PRP at the Li Tungsten Superfund site in Glen Cove, New York. In December 1999, we recorded a remediation reserve with respect to our involvement in these matters. This reserve represents our best estimate of the undiscounted future obligation based on our evaluations and discussions with outside counsel and independent consultants, and the current facts and circumstances related to these matters. We recorded this liability because certain events occurred, including the identification of other PRPs, an assessment of potential remediation solutions and direction from the government for the remedial action plan, that clarified our level of involvement in these matters and our relationship to other PRPs. This led us to conclude that it was probable that a liability had been incurred. At June 30, 2005, we had an accrual of $2.7 million recorded relative to this environmental issue.
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
Additionally, we also maintain reserves for other potential environmental issues associated with our domestic operations and a location operated by our German subsidiary. At June 30, 2005, the total of these accruals was $0.9 million and represents anticipated costs associated with the remediation of these issues. Cash payments of $0.1 million were made against this reserve during the year.

As a result of the Widia acquisition, we previously established an environmental reserve used for environmental cleanup and remediation activities at several Widia manufacturing locations. This liability represents our estimate of the future obligation based on our evaluations and discussions with independent consultants and the current facts and circumstances related to these matters. At June 30, 2005, we had an accrual of $5.0 million recorded relative to these environmental exposures. Cash payments of $0.6 million were made against this reserve during 2005. We also have recorded unfavorable foreign currency translation adjustments of $0.1 million during 2005.
We maintain a Corporate EH&S Department, as well as an EH&S Policy Committee, to ensure compliance with environmental regulations and to monitor and oversee remediation activities. In addition, we have established an EH&S administrator at each of our global manufacturing facilities. Our financial management team periodically meets with members of the Corporate EH&S Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly basis, we establish or adjust financial provisions and reserves for environmental contingencies in accordance with SFAS 5.
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
Revenue Recognition We recognize revenue upon shipment of our products. Our general conditions of sale explicitly state that the delivery of our products is F.O.B. shipping point and that title and all risks of loss and damages pass to the buyer upon delivery of the sold products to the common carrier.
Our general conditions of sale explicitly state that acceptance of the conditions of shipment is considered to have occurred unless written notice of objection is received by Kennametal within 10 calendar days of the date specified on the invoice. We do not ship product unless we have documentation authorizing shipment to our customers. Our products are consumed by our customers in the manufacture of their products. Historically, we have experienced very low levels of returned product and do not consider the effect of returned product to be material. We have recorded an estimated returned goods allowance to provide for any potential product returns.
We warrant that products and services sold are free from defects in material and workmanship under normal use and service when correctly installed, used and maintained. This warranty terminates 30 days after delivery of the product to the customer, and does not apply to products that have been subjected to misuse, abuse, neglect or improper storage, handling or maintenance. Products may be returned to Kennametal only after inspection and approval by Kennametal and upon receipt by customer of shipping instructions from Kennametal. We have included an estimated allowance for warranty returns in our returned goods allowance discussed above.
Prior to the divestiture in 2005, FSS management contracts contained two major deliverables: product procurement and inventory management. Under the fixed fee contracts, we recognized revenue evenly over the contract term. Revenue was recognized upon shipment for cost plus contracts.
Accounting for Contingencies We accrue for contingencies in accordance with SFAS 5 when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require the exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimating the amount of probable loss. The significant contingencies affecting our financial statements include environmental, health and safety matters and litigation.
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
Goodwill and Other Intangible Assets We evaluate the recoverability of goodwill and other intangibles of each of our reporting units as required under SFAS 142 by comparing the fair value of each reporting unit with its carrying value. The fair values of our reporting units are determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit.
Pension and Other Postretirement and Postemployment Benefits We sponsor these types of benefit plans for a majority of our employees and retirees. We account for these plans as required under SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” Accounting for the cost of these plans requires the estimation of the cost of the benefits to be provided well into the future and attributing that cost over the expected work life of employees participating in these plans. This estimation requires our judgment about the discount rate used to determine these obligations, expected return on plan assets, rate of future compensation increases, rate of future health care costs, withdrawal and mortality rates and participant retirement age. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans.
In the valuation of our pension and other postretirement and postemployment benefit liabilities, management utilizes various assumptions. We determine our discount rate based on an investment grade bond yield curve with a duration that approximates the benefit payment timing of each plan. This rate can fluctuate based on changes in investment grade bond yields.
The long-term rate of return on plan assets is estimated based on an evaluation of historical returns for each asset category held by the plans, coupled with the current and short-term mix of the investment portfolio. The historical returns are adjusted for expected future market and economic changes. This return will fluctuate based on actual market returns and other economic factors.
The rate of future health care costs is based on historical claims and enrollment information projected over the next fiscal year and adjusted for administrative charges. This rate is expected to decrease until fiscal 2010.
Future compensation rates, withdrawal rates, and participant retirement age are determined based on historical information. These assumptions are not expected to significantly change. Mortality rates are determined based on review of published mortality tables.
Allowance for Doubtful Accounts We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the creditworthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. This assessment requires significant judgment. If the financial condition of our customers was to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at June 30, 2005.
Inventories Inventories are stated at the lower of cost or market. We use the last-in, first-out method for determining the cost of a significant portion of our U.S. inventories. The cost of the remainder of inventories is determined under the first-in, first-out or average cost methods. When market conditions indicate an excess of carrying costs over market value, a lower-of-cost-or-market provision is recorded. Excess and obsolete inventory reserves are established based upon our evaluation of the quantity of inventory on hand relative to demand.
Income Taxes Realization of our deferred tax assets is primarily dependent on future taxable income, the timing and amount of which are uncertain in part due to the expected profitability of certain foreign subsidiaries. As of June 30, 2005, the deferred tax assets net of valuation allowances are primarily attributable to postretirement benefits, inventory reserves and net operating loss carryforwards. In the event that we were to determine that we would not be able to realize our deferred tax assets in the future, an increase in the valuation allowance would be required.
NEW ACCOUNTING STANDARDS In July 2004, the Company adopted FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2). FSP 106-2 provides guidance on the accounting for the effects of the act for employers that sponsor postretirement health care plans that provide prescription drug benefits and requires those employers to provide certain disclosures regarding the effect of the federal subsidy. See Note 10 for discussion of the effect of adoption of this FSP and required disclosures.

In December 2004, the FASB issued SFAS 123(R). SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options under the Company’s 2002 Stock and Incentive Plan. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This standard established fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.
The Company adopted SFAS 123(R) effective July 1, 2005. The Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Beginning July 1, 2005, the Company recorded stock-based compensation expense for the cost of stock options and restricted stock issued under the 2002 Stock and Incentive Plan. Pretax stock-based compensation expense for 2006 related to unvested awards as of July 1, 2005 and awards granted to date in 2006 is estimated to be approximately $12.0 million.
SFAS 123(R) requires that stock-based compensation expense be recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service (substantive vesting period). The Company’s 2002 Stock and Incentive Plan provides that stock option awards for employees and directors vest up to 2 years after retirement and restricted stock awards vest immediately upon retirement for employees and directors. In periods prior to the adoption of SFAS 123(R) (pro forma disclosure only), the Company recorded stock-based compensation for awards to retirement-eligible employees over the awards’ stated vesting period (nominal vesting period). With the adoption of SFAS 123(R), the Company will continue to follow the nominal vesting period approach for the unvested portion of awards granted before the adoption of SFAS 123(R) and follow the substantive vesting period approach for awards granted after the adoption of SFAS 123(R). The transition to the substantive vesting approach did not have a material impact on pro forma disclosures previously made under SFAS 123.
In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This standard clarifies the accounting for abnormal amounts of certain manufacturing costs and was effective for the Company beginning after July 1, 2005. The adoption of this standard did not have a material impact on the Company’s financial statements.
In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-2 allows companies evaluating the repatriation provision of the act to apply the SFAS No. 109, “Accounting for Income Taxes,” provisions as it decides on a plan for reinvestment or repatriation of its unremitted foreign earnings. This FSP requires certain disclosures for companies that have not completed evaluation of the repatriation provision of the act. See Note 9 for discussion of the effect of adoption of the act and required disclosures.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. As part of our financial risk management program, we use certain derivative financial instruments to manage these risks. We do not enter into derivative transactions for speculative purposes and therefore hold no derivative instruments for trading purposes. We use derivative financial instruments to dampen the effects of changes in foreign exchange rates on our consolidated results and to achieve our targeted mix of fixed and floating interest rates on outstanding debt. Our objective in managing foreign exchange exposures with derivative instruments is to reduce both earnings and cash flow volatility, allowing us to focus our attention on business operations. With respect to interest rate management, these derivative instruments allow us to achieve our targeted fixed-to-floating interest rate mix as a separate decision from funding arrangements in the bank and public debt markets. We measure hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The ineffective portions are recorded in other income, net in the current period. See Notes 2 and 13 to our consolidated financial statements for additional information.
We are exposed to counterparty credit risk for nonperformance of derivative contracts and, in the event of nonperformance, to market risk for changes in interest and currency rates, as well as settlement risk. We manage exposure to counterparty credit risk through credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. We do not anticipate nonperformance by any of the counterparties.
The following provides additional information on our use of derivative instruments. Included below is a sensitivity analysis that is based upon a hypothetical 10 percent weakening or strengthening in the U.S. dollar compared to the June 30, 2005 foreign currency rates and the effective interest rates under our current borrowing arrangements. We compared the contractual derivative and borrowing arrangements in effect at June 30, 2005 to the hypothetical foreign exchange or interest rates in the sensitivity analysis to determine the effect on interest expense, pretax income or the accumulated other comprehensive loss. Our analysis takes into consideration the different types of derivative instruments and the applicability of hedge accounting.
CASH FLOW HEDGES Currency A portion of our operations consists of investments in foreign subsidiaries. Our exposure to market risk for changes in foreign exchange rates arises from these investments, intercompany loans utilized to finance these subsidiaries, trade receivables and payables, and firm commitments arising from international transactions. We manage our foreign exchange transaction risk to reduce the volatility of cash flows caused by currency fluctuations through natural offsets where appropriate and through foreign exchange contracts. These contracts are designated as hedges of transactions that will settle in future periods and otherwise would expose us to foreign currency risk.
Our foreign exchange hedging program minimizes our exposure to foreign exchange rate movements. This exposure arises largely from anticipated cash flows from cross-border intercompany sales of products and services. This program utilizes purchased options, range forwards and forward contracts primarily to sell foreign currency. The notional amounts of the contracts translated into U.S. dollars at June 30, 2005 and 2004 rates are $133.2 million and $78.1 million, respectively. We would have received $2.4 million and $0.3 million at June 30, 2005 and 2004, respectively, to settle these contracts, which represents the fair value of these agreements. At June 30, 2005, a hypothetical 10 percent strengthening or weakening of the U.S. dollar would change accumulated other comprehensive income (loss), net of tax, by $5.6 million.
In addition, we may enter into forward contracts to hedge transaction exposures or significant cross-border intercompany loans by either purchasing or selling specified amounts of foreign currency at a specified date. At June 30, 2005 and 2004, we had several outstanding forward contracts to purchase and sell foreign currency, with notional amounts, translated into U.S. dollars at June 30, 2005 and 2004 rates, of $18.9 million and $6.8 million, respectively. At June 30, 2005, a hypothetical 10 percent change in the year-end exchange rates would result in an increase or decrease in pretax income of $1.9 million related to these positions.
Interest Rate Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We seek to manage our interest rate risk in order to balance our exposure between fixed and floating rates while attempting to minimize our borrowing costs. To achieve these objectives, we primarily use interest rate swap agreements to manage exposure to interest rate changes related to these borrowings. At June 30, 2005 and 2004, we had interest rate swap agreements outstanding that effectively convert notional amounts of $55.2 million of debt from floating to fixed interest rates. The outstanding agreements mature in June of 2008. We would have paid $0.7 million and received $0.3 million at June 30, 2005 and 2004, respectively, to settle these interest rate swap agreements, which represents the fair value of these agreements.
FAIR VALUE HEDGES Interest Rate As discussed above, our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We seek to manage this risk through the use of interest rate swap agreements. At June 30, 2005 and 2004, we had interest rate swap agreements outstanding that effectively convert a notional amount of $200 million of the Senior Unsecured Notes from fixed to floating interest rates. These agreements mature in June 2012 but provide for a one-time optional early termination for the bank counterparty in June 2008 at the then prevailing market value of the swap agreements.
DEBT AND NOTES PAYABLE At June 30, 2005 and 2004, we had $437.4 million and $440.2 million, respectively, of debt and notes payable outstanding. Effective interest rates as of June 30, 2005 and 2004 were 5.8 percent and 4.9 percent, respectively, including the effect of interest rate swaps. A hypothetical change of 10 percent in interest rates from June 30, 2005 levels would increase or decrease interest expense by approximately $1.0 million.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has conducted an assessment using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
We have excluded Extrude Hone Corporation (Extrude Hone) from our assessment of internal control over financial reporting as of June 30, 2005, because it was acquired by the Company through a purchase business combination in March 2005. Extrude Hone is a wholly-owned subsidiary whose total assets and total revenues represent approximately 8% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2005.
Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2005, based on criteria in Internal Control – Integrated Framework issued by the COSO. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
MANAGEMENT’S CERTIFICATIONS
The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in October 2004, the Company’s Chief Executive Officer filed with the New York Stock Exchange (“NYSE”) the annual certification required to be furnished to the NYSE pursuant to Section 303A.12 of the NYSE Listed Company Manual. The certification confirmed that the Company’s Chief Executive Officer was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE SHAREOWNERS OF KENNAMETAL INC.:
We have completed an integrated audit of Kennametal Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Kennametal Inc. and its subsidiaries (the Company) at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of June 30, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Extrude Hone Corporation (Extrude Hone) from its assessment of internal control over financial reporting as of June 30, 2005 because it was acquired by the Company through a purchase business combination in March 2005. We have also excluded Extrude Hone from our audit of internal control over financial reporting. Extrude Hone is a wholly-owned subsidiary whose total assets and total revenues represent approximately 8% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2005.
/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
September 6, 2005

Consolidated Statements of Income

Year ended June 30 (in thousands, except per share data)	2005	2004	2003

OPERATIONS
Sales	$2,304,167	$1,971,441	$1,758,957
Cost of goods sold	1,513,634	1,318,074	1,190,053

Gross profit	790,533	653,367	568,904
Operating expense	574,495	512,621	464,861
Restructuring and asset impairment charges (Note 12)	4,707	3,670	31,954
Amortization of intangibles	3,460	2,234	4,164

Operating income	207,871	134,842	67,925
Interest expense	27,277	25,884	36,166
Other income, net	(3,683)	(1,716)	(2,531)

Income before provision for income taxes and minority interest	184,277	110,674	34,290
Provision for income taxes (Note 9)	61,394	35,500	14,300
Minority interest	3,592	1,596	1,860

Net income	$119,291	$73,578	$18,130

PER SHARE DATA
Basic earnings per share	$3.23	$2.06	$0.52

Diluted earnings per share	$3.13	$2.02	$0.51

Dividends per share	$0.68	$0.68	$0.68

Basic weighted average shares outstanding	36,924	35,704	35,202

Diluted weighted average shares outstanding	38,056	36,473	35,479

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

As of June 30 (in thousands, except per share data)	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$43,220	$25,940
Accounts receivable, less allowance for doubtful accounts of $16,835 and $18,727 (Note 4)	293,311	247,245
Inventories (Note 5)	386,674	388,077
Deferred income taxes (Note 9)	70,391	95,240
Other current assets	37,466	40,443

Total current assets	831,062	796,945

Property, plant and equipment:
Land and buildings	274,242	269,587
Machinery and equipment	1,062,058	1,013,090
Less accumulated depreciation	(816,999)	(798,202)

Property, plant and equipment, net	519,301	484,475

Other assets:
Investments in affiliated companies	15,454	15,775
Goodwill (Note 2)	528,013	488,715
Intangible assets, less accumulated amortization of $10,978 and $8,307 (Note 2)	124,778	53,299
Deferred income taxes (Note 9)	47,077	24,300
Other	26,652	75,154

Total other assets	741,974	657,243

Total assets	$2,092,337	$1,938,663

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases (Note 7)	$7,092	$100,423
Notes payable to banks (Note 8)	43,797	26,384
Accounts payable	154,839	148,216
Accrued income taxes	23,022	17,800
Accrued vacation pay	32,052	31,449
Accrued payroll	43,875	39,315
Accrued restructuring (Note 12)	2,451	12,695
Other current liabilities (Note 6)	121,530	110,245

Total current liabilities	428,658	486,527

Long-term debt and capital leases, less current maturities (Note 7)	386,485	313,400
Deferred income taxes (Note 9)	59,551	67,426
Postretirement benefits (Note 10)	37,033	42,173
Accrued pension benefits (Note 10)	168,089	106,800
Other liabilities	22,199	18,953

Total liabilities	1,102,015	1,035,279

Commitments and contingencies (Note 16)

Minority interest in consolidated subsidiaries	17,460	16,232

SHAREOWNERS’ EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 70,000 shares authorized; 38,242 and 37,912 shares issued	47,805	47,390
Additional paid-in capital	550,364	525,476
Retained earnings	443,869	350,012
Treasury stock, at cost; 115 and 1,279 shares held	(5,367)	(39,670)
Unearned compensation	(12,687)	(9,025)
Accumulated other comprehensive (loss) income (Note 11)	(51,122)	12,969

Total shareowners’ equity	972,862	887,152

Total liabilities and shareowners’ equity	$2,092,337	$1,938,663

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

Year ended June 30 (in thousands)	2005	2004	2003

OPERATING ACTIVITIES
Net income	$119,291	$73,578	$18,130
Adjustments for non-cash items:
Depreciation	63,424	63,755	79,879
Amortization	3,460	2,234	4,164
Loss on divestitures	1,546	—	—
Stock-based compensation expense	14,163	12,706	9,477
Restructuring and asset impairment charges	4,707	—	14,998
Deferred income tax provision	13,600	3,920	7,349
Other	5,032	(2,667)	3,632
Changes in certain assets and liabilities, excluding effects of acquisition and divestitures:
Accounts receivable	(46,074)	(22,363)	8,064
Proceeds from accounts receivable securitization	(7,694)	18,164	3,416
Inventories	(8,446)	10,255	38,171
Accounts payable and accrued liabilities	16,940	25,469	(12,070)
Deferred income taxes	11,299	(1,808)	17,282
Other	11,079	(5,385)	(10,948)

Net cash flow provided by operating activities	202,327	177,858	181,544

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(88,552)	(56,962)	(49,413)
Disposals of property, plant and equipment	3,912	4,225	1,875
Acquisition of business assets, net of cash acquired	(136,604)	(65,846)	(166,077)
Purchase of subsidiary stock	(5,161)	(5,030)	(6,984)
Proceeds from the sale of marketable equity securities	—	17,429	—
Proceeds from divestiture of assets held for sale	37,315	12,306	—
Other	3,174	1,287	1,220

Net cash flow used for investing activities	(185,916)	(92,591)	(219,379)

FINANCING ACTIVITIES
Net increase (decrease) in notes payable	17,685	18,103	(17,324)
Net increase (decrease) in revolving and other lines of credit	3,500	(25,716)	(24,000)
Term debt borrowings	617,099	424,033	351,846
Term debt repayments	(648,218)	(495,257)	(435,900)
Borrowings for Widia acquisition, net	—	—	165,240
Proceeds from interest rate swap termination	—	—	15,546
Dividend reinvestment, employee benefit and stock plans	37,577	27,000	7,606
Cash dividends paid to shareowners	(25,434)	(24,829)	(24,498)
Other	(2,688)	(1,325)	(1,060)

Net cash flow (used for) provided by financing activities	(479)	(77,991)	37,456

Effect of exchange rate changes on cash and equivalents	1,348	3,571	5,087

CASH AND EQUIVALENTS
Net increase in cash and equivalents	17,280	10,847	4,708
Cash and equivalents, beginning of year	25,940	15,093	10,385

Cash and equivalents, end of year	$43,220	$25,940	$15,093

SUPPLEMENTAL DISCLOSURES
Interest paid	$26,083	$24,238	$33,434
Income taxes paid (refunded)	40,526	37,422	(10,652)
Contribution of stock to employee defined contribution benefit plans	8,685	7,898	4,361
Change in fair value of interest rate swaps	(8,452)	16,632	8,386
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareowners’ Equity

Year ended June 30 (in thousands)	2005	2004	2003

CAPITAL STOCK
Balance at beginning of year	$47,390	$47,061	$46,729
Issuance of capital stock under employee benefit and stock plans	415	329	332

Balance at end of year	47,805	47,390	47,061

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year	525,476	507,343	491,263
Dividend reinvestment	554	78	1,476
Issuance of capital stock under employee benefit and stock plans	24,334	18,055	14,604

Balance at end of year	550,364	525,476	507,343

RETAINED EARNINGS
Balance at beginning of year	350,012	301,263	307,631
Net income	119,291	73,578	18,130
Cash dividends to shareowners	(25,434)	(24,829)	(24,498)

Balance at end of year	443,869	350,012	301,263

TREASURY STOCK
Balance at beginning of year	(39,670)	(67,268)	(72,026)
Dividend reinvestment	1,376	2,300	1,290
Issuance of capital stock under employee benefit and stock plans	32,927	25,298	3,468

Balance at end of year	(5,367)	(39,670)	(67,268)

UNEARNED COMPENSATION
Balance at beginning of year	(9,025)	(9,109)	(4,856)
Issuance of capital stock under employee benefit and stock plans	(8,954)	(4,724)	(9,136)
Amortization of unearned compensation	5,292	4,808	4,883

Balance at end of year	(12,687)	(9,025)	(9,109)

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance at beginning of year	12,969	(57,713)	(54,779)
Unrealized (loss) gain on investments, net of tax	(88)	(193)	321
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax	(1,836)	(2,254)	(4,879)
Reclassification of unrealized gains on expired derivatives, net of tax	2,486	6,226	5,157
Minimum pension liability adjustment, net of tax	(68,095)	43,685	(54,696)
Foreign currency translation adjustments	3,442	23,218	51,163

Other comprehensive (loss) income	(64,091)	70,682	(2,934)

Balance at end of year	(51,122)	12,969	(57,713)

Total shareowners’ equity, June 30	$972,862	$887,152	$721,577

COMPREHENSIVE INCOME
Net income	$119,291	$73,578	$18,130
Other comprehensive (loss) income	(64,091)	70,682	(2,934)

Comprehensive income	$55,200	$144,260	$15,196

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
NOTE 1 — NATURE OF OPERATIONS
Kennametal is a leading global manufacturer and supplier of tooling, engineered components and advanced materials consumed in production processes. We believe that our reputation for manufacturing excellence and technological expertise and innovation in our principal products has helped us achieve a leading market presence in our primary markets. We believe we are the second largest global provider of metalcutting tools and tooling systems. End users of our products include metalworking manufacturers and suppliers in the aerospace, automotive, machine tool and farm machinery industries, as well as manufacturers and suppliers in the highway construction, coal mining, quarrying and oil and gas exploration industries. Our end users’ products include items ranging from airframes to coal, medical implants to oil wells and turbochargers to motorcycle parts.
Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. When used in this annual report on Form 10-K, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The summary of our significant accounting policies is presented below to assist in evaluating our consolidated financial statements.
PRINCIPLES OF CONSOLIDATION The consolidated financial statements include our accounts and those of majority-owned subsidiaries. All significant intercompany balances and transactions are eliminated. Investments in entities of less than 50 percent of the voting stock over which we have significant influence are accounted for on an equity basis. The factors used to determine significant influence include, but are not limited to, the Company’s management involvement in the investee, such as hiring and setting compensation for management of the investee, the ability to make operating and capital decisions of the investee, representation on the investee’s board of directors and purchase and supply agreements with the investee. Investments in entities of less than 50 percent of the voting stock in which we do not have significant influence are accounted for on the cost basis.
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
ACCOUNTS RECEIVABLE Accounts receivable includes $5.0 million and $5.3 million of receivables from affiliates at June 30, 2005 and 2004, respectively. We market our products to a diverse customer base throughout the world. Trade credit is extended based upon periodically updated evaluations of each customer’s ability to satisfy its obligations. We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Accounts receivable reserves are determined based upon an aging of accounts and a review of specific accounts.
INVENTORIES Inventories are stated at the lower of cost or market. We use the last-in, first-out method for determining the cost of a significant portion of our U.S. inventories. The cost of the remainder of inventories is determined under the first-in, first-out or average cost methods. When market conditions indicate an excess of carrying costs over market value, a lower-of-cost-or-market provision is recorded. Excess and obsolete inventory reserves are established based upon our evaluation of the quantity of inventory on hand relative to demand. The excess and obsolete inventory reserve at June 30, 2005 and 2004 was $59.4 million and $77.8 million, respectively.
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
In conjunction with the Widia acquisition, we reviewed the estimated useful lives used for then existing Kennametal assets and determined that the current useful lives should be extended to more appropriately match the life of the asset. Starting July 1, 2003, our useful lives of machinery and equipment were extended from a maximum life of 10 years to 15 years. For the fiscal year ended June 30, 2003, the net effect of the change in depreciable lives of machinery and equipment would have increased net income by $17.5 million and basic and diluted earnings per share by $0.50 and $0.49, respectively.
LONG-LIVED ASSETS We periodically perform ongoing reviews of underperforming businesses and other long-lived assets, including amortizable intangible assets, for impairment pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). These reviews may include an analysis of the current operations and capacity utilization, in conjunction with the markets in which the businesses are operating. A comparison is performed of the undiscounted projected cash flows of the current operating forecasts to the net book value of the related assets. If it is determined that the full value of the assets may not be recoverable, an appropriate charge to adjust the carrying value of the long-lived assets to fair value may be required.
As a result of continued price declines caused by persistent global overcapacity and low-cost Asian competition, we completed an assessment in June 2003 of the carrying value of certain long-lived assets in the electronics business and recorded a pretax charge of $16.1 million as a component of restructuring and asset impairment charges. The fixed asset impairment charge reduced the book value of the electronics business’ assets to $2.6 million. This remaining value was determined based on cash flows and estimated realizable value of the assets.
GOODWILL AND INTANGIBLE ASSETS Goodwill represents the excess of cost over the fair value of acquired companies. Goodwill and intangible assets with indefinite useful lives are tested at least annually for impairment. On an ongoing basis (absent of any impairment indicators), we perform our impairment tests during the June quarter, in connection with our planning process.
The carrying amount of goodwill attributable to each segment at June 30, 2005 and 2004 is as follows:

(in thousands)	June 30, 2004	Acquisition	Impairment	Adjustments	Translation	June 30, 2005

MSSG	$223,866	$3,462	$—	$(13,138)	$1,863	$216,053
AMSG	220,493	53,913	—	(2,035)	(60)	272,311
J&L Industrial Supply	39,649	—	—	—	—	39,649
Full Service Supply	4,707	—	(4,707)	—	—	—

Total	$488,715	$57,375	$(4,707)	$(15,173)	$1,803	$528,013

(in thousands)	June 30, 2003	Acquisition	Impairment	Adjustments	Translation	June 30, 2004

MSSG	$210,965	$7,698	$—	$—	$5,203	$223,866
AMSG	175,343	43,154	—	—	1,996	220,493
J&L Industrial Supply	39,649	—	—	—	—	39,649
Full Service Supply	4,707	—	—	—	—	4,707

Total	$430,664	$50,852	$—	$—	$7,199	$488,715

As discussed in Note 3, we completed the acquisitions of Extrude Hone in 2005 and Conforma Clad Inc. (Conforma Clad) in 2004. These acquisitions resulted in goodwill of $51.6 million in 2005 and $43.1 million in 2004. In 2005 and 2004, we also completed other individually immaterial acquisitions of businesses, in which we had prior investment or business relationships, which resulted in goodwill of $5.8 million and $7.7 million, respectively.
In 2005, we recorded a goodwill impairment charge of $4.7 million related to our Full Service Supply (FSS) segment (see Note 3).
Adjustments recorded during 2005 reduced goodwill $15.2 million. The identification of a tax planning strategy resulted in the reduction of $12.1 million in net operating loss valuation allowances that were recorded in the purchase accounting for the Widia acquisition. Adjustments related to the finalization of certain restructuring accrual estimates and deferred tax assets recorded in the purchase accounting for the Widia acquisition resulted in a $1.0 million reduction of goodwill. The remaining adjustment of $2.0 million was the result of a purchase accounting adjustment related to the Conforma Clad acquisition.
The components of our intangible assets are as follows:

		June 30, 2005		June 30, 2004
	Estimated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Useful Life	Amount	Amortization	Amount	Amortization
Contract-based	4-15 years	$5,191	$(3,703)	$3,799	$(3,393)
Technology-based and other	4-15 years	44,269	(6,964)	16,137	(4,914)
Unpatented technology	30 years	28,129	(311)	—	—
Trademarks	Indefinite	52,393	—	37,150	—
Intangible pension assets	N/A	5,774	—	4,520	—

Total		$135,756	$(10,978)	$61,606	$(8,307)

As a result of the Extrude Hone acquisition in 2005, we recorded $74.9 million of identifiable intangible assets as follows: contract-based of $1.3 million, technology-based and other of $30.2 million, unpatented technology of $28.1 million and trademarks of $15.2 million. As a result of the Conforma Clad acquisition in 2004, we recorded $14.2 million of identifiable intangible assets as follows: technology-based and other of $2.6 million and trademarks of $11.5 million.
Amortization expense for intangible assets was $3.5 million, $2.2 million and $4.2 million for 2005, 2004 and 2003, respectively. Estimated amortization expense for those intangible assets for 2006 through 2010 is $5.2 million, $5.1 million, $5.0 million, $4.1 million and $3.7 million, respectively.
PENSION AND OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS In the valuation of our pension and other postretirement and postemployment benefit liabilities, management utilizes various assumptions. We determine our discount rate based on an investment grade bond yield curve with a duration that approximates the benefit payment timing of each plan. This rate can fluctuate based on changes in investment grade bond yields.
The long-term rate of return on plan assets is estimated based on an evaluation of historical returns for each asset category held by the plans, coupled with the current and short-term mix of the investment portfolio. The historical returns are adjusted for expected future market and economic changes. This return will fluctuate based on actual market returns and other economic factors.
The rate of future health care costs is based on historical claims and enrollment information projected over the next fiscal year and adjusted for administrative charges. This rate is expected to decrease until fiscal 2010.
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
For purposes of determining the number of dilutive shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options and restricted stock awards by 1.1 million, 0.8 million and 0.3 million shares in 2005, 2004 and 2003, respectively. Unexercised stock options to purchase our capital stock of 0.3 million, 0.6 million and 1.7 million shares at June 30, 2005, 2004 and 2003, respectively, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.
REVENUE RECOGNITION We recognize revenue upon shipment of our products. Our general conditions of sale explicitly state that the delivery of our products is F.O.B. shipping point and that title and all risks of loss and damages pass to the buyer upon delivery of the sold products to the common carrier.

Our general conditions of sale explicitly state that acceptance of the conditions of shipment are considered to have occurred unless written notice of objection is received by Kennametal within 10 calendar days of the date specified on the invoice. We do not ship product unless we have documentation authorizing shipment to our customers. Our products are consumed by our customers in the manufacture of their products. Historically, we have experienced very low levels of returned product and do not consider the effect of returned product to be material. We have recorded an estimated returned goods allowance to provide for any potential product returns.
We warrant that products and services sold are free from defects in material and workmanship under normal use and service when correctly installed, used and maintained. This warranty terminates 30 days after delivery of the product to the customer, and does not apply to products that have been subjected to misuse, abuse, neglect or improper storage, handling or maintenance. Products may be returned to Kennametal, only after inspection and approval by Kennametal and upon receipt by customer of shipping instructions from Kennametal. We have included an estimated allowance for warranty returns in our returned goods allowance discussed above.
Prior to the divestiture in 2005, FSS management contracts contained two major deliverables, product procurement and inventory management. Under the fixed fee contracts, we recognized revenue evenly over the contract term. Revenue was recognized upon shipment for cost plus contracts.
STOCK-BASED COMPENSATION Stock options generally are granted to eligible employees with a stock price equal to fair market value at the date of grant. Options are exercisable under specific conditions for up to 10 years from the date of grant. As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), we have elected to measure compensation expense related to stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, which uses the intrinsic value method. In addition to stock option grants, the 2002 Stock and Incentive Plan permits the award of restricted stock to directors, officers and key employees. Expense associated with restricted stock grants is amortized over the vesting period. The expense for these awards is the same under the fair value method or intrinsic value method. The Company follows a nominal vesting approach for both options and restricted stock. If compensation expense was determined based on the estimated fair value of options granted in 2005, 2004 and 2003, consistent with the methodology in SFAS 123, our 2005, 2004 and 2003 net income and earnings per share would be reduced to the pro forma amounts indicated below:

(in thousands, except per share data)	2005	2004	2003

Net income, as reported	$119,291	$73,578	$18,130
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,867)	(8,918)	(9,009)
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	3,697	3,269	3,576

Total incremental pro forma stock-based compensation	(5,170)	(5,649)	(5,433)

Pro forma net income	$114,121	$67,929	$12,697

Earnings per share:
Basic — as reported	$3.23	$2.06	$0.52

Basic — pro forma	$3.09	$1.90	$0.36

Diluted — as reported	$3.13	$2.02	$0.51

Diluted — pro forma	$3.00	$1.86	$0.36

The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2005	2004	2003

Risk-free interest rate	3.7%	3.0%	3.1%
Expected life (years)	5	5	5
Expected volatility	28.4%	35.1%	34.2%
Expected dividend yield	1.6%	1.7%	2.1%

RESEARCH AND DEVELOPMENT COSTS Research and development costs of $23.8 million, $22.3 million and $23.6 million in 2005, 2004 and 2003, respectively, were expensed as incurred. These costs are included in operating expense in the consolidated statements of income.

SHIPPING AND HANDLING FEES AND COSTS All fees billed to customers for shipping and handling are classified as a component of net sales. All costs associated with shipping and handling are classified as a component of cost of goods sold.
INCOME TAXES Deferred income taxes are recognized based on the future income tax effects (using enacted tax laws and rates) of differences in the carrying amounts of assets and liabilities for financial reporting and tax purposes. A valuation allowance is recognized if it is “more likely than not” that some or all of a deferred tax asset will not be realized. The valuation allowance was $37.4 million and $53.1 million at June 30, 2005 and 2004, respectively (see Note 9).
FINANCIAL INSTRUMENTS AND DERIVATIVES As part of our financial risk management program, we use certain derivative financial instruments. We do not enter into derivative transactions for speculative purposes and therefore hold no derivative instruments for trading purposes. We use derivative financial instruments to dampen the effects of changes in foreign exchange rates on our consolidated results and to achieve our targeted mix of fixed and floating interest rates on outstanding debt. We account for derivative instruments as a hedge of the related asset, liability, firm commitment or anticipated transaction when the derivative is specifically designated as a hedge of such items. Our objective in managing foreign exchange exposures with derivative instruments is to reduce both earnings and cash flow volatility, allowing us to focus our attention on business operations. With respect to interest rate management, these derivative instruments allow us to achieve our targeted fixed-to-floating interest rate mix as a separate decision from funding arrangements in the bank and public debt markets. We measure hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The ineffective portions are recorded in other income or expense in the current period. In addition, other forward contracts hedging significant cross-border intercompany loans are considered other derivatives and therefore do not qualify for hedge accounting. These contracts are recorded at fair value in the balance sheet, with the offset to other income, net.
CASH FLOW HEDGES Currencies Forward contracts, purchased options and range forward contracts (a transaction where both a put option is purchased and a call option is sold), designated as cash flow hedges, hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive loss, net of tax, and are recognized as a component of other income, net when the underlying sale of products or services are recognized into earnings. We recognized expense of $0.1 million, $0.2 million and $0.7 million as a component of other income, net, in 2005, 2004 and 2003, respectively, related to hedge ineffectiveness. The time value component of the fair value of purchased options and range forwards is excluded from the assessment of hedge effectiveness. Assuming market rates remain constant with the rates at June 30, 2005, we expect to recognize into earnings in the next 12 months gains on outstanding derivatives of $1.3 million.
Interest Rates Floating-to-fixed interest rate swap agreements, designated as cash flow hedges, hedge our exposure to interest rate changes on a portion of our floating rate debt. The interest rate swap converts a portion of our floating rate debt to fixed rate debt. We record the fair value of these contracts in the balance sheet, with the offset to accumulated other comprehensive loss, net of tax. During 2003, we entered into interest rate swap agreements to convert $53.5 million of our floating rate debt to fixed rate debt. As of June 30, 2005 and 2004, we recorded a loss of $0.5 million and a gain of $0.2 million, respectively, on these contracts, which has been recorded in other comprehensive loss. The contracts require periodic settlement; the difference between the amounts to be received and paid under interest rate swap agreements is recognized in interest expense. Assuming market rates remain constant with rates at June 30, 2005, we would expect to recognize into earnings in the next 12 months losses on outstanding derivatives of $0.2 million.
FAIR VALUE HEDGES Interest Rates Fixed-to-floating interest rate swap agreements, designated as fair value hedges, hedge our exposure to fair value fluctuations on a portion of our fixed rate 10-year Senior Unsecured Notes due to changes in the overall interest rate environment. These interest rate swap agreements convert a portion of our fixed rate debt to floating rate debt. During 2002, we entered into interest rate swap agreements, which mature in 2012 to convert $200 million of our fixed rate debt to floating rate debt. These contracts require periodic settlement; the difference between amounts to be received and paid under the interest rate swap agreements is recognized in interest expense. In April 2003, we terminated these contracts and received a cash payment of $15.5 million. This gain is amortized as a component of interest expense over the life of the debt using the effective interest rate method. Upon termination of the contracts in April 2003, we entered into a new interest rate swap agreement with a notional amount of $200 million and a maturity date of June 2012. As of June 30, 2005 and 2004, we recorded a gain of $0.2 million and a loss of $8.3 million, respectively, related to these contracts. We record the gain or loss of these contracts in the balance sheet, with the offset to the carrying value of the Senior Unsecured Notes. Any gain or loss resulting from changes in the fair value of these contracts offset the corresponding gains or losses from changes in the fair values of the Senior Unsecured Notes. As a result, changes in the fair value of these contracts had no net impact on current year earnings.

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
NEW ACCOUNTING STANDARDS
In July 2004, the Company adopted FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2). FSP 106-2 provides guidance on the accounting for the effects of the act for employers that sponsor postretirement health care plans that provide prescription drug benefits and requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the act. See Note 10 for discussion of the effect of adoption of this FSP and required disclosures.
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment (revised 2004)” (SFAS 123(R)). SFAS 123(R) is a revision of SFAS 123, and supersedes APB 25. SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options under the Company’s 2002 Stock and Incentive Plan. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This standard established fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.
The Company adopted SFAS 123(R) effective July 1, 2005. The Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Beginning July 1, 2005, the Company recorded stock-based compensation expense for the cost of stock options and restricted stock issued under the 2002 Stock and Incentive Plan. Pretax stock-based compensation expense for 2006 related to unvested awards as of July 1, 2005 and awards granted to date in 2006 is estimated to be approximately $12.0 million.
SFAS 123(R) requires that stock-based compensation expense be recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service (substantive vesting period). The Company’s 2002 Stock and Incentive Plan provides that stock option awards for employees and directors vest up to 2 years after retirement and restricted stock awards vest immediately upon retirement for employees and directors. In periods prior to the adoption of SFAS 123(R) (pro forma disclosure only), the Company recorded stock-based compensation for awards to retirement-eligible employees over the awards’ stated vesting period (nominal vesting period). With the adoption of SFAS 123(R), the Company will continue to follow the nominal vesting period approach for the unvested portion of awards granted before the adoption of SFAS 123(R) and follow the substantive vesting period approach for awards granted after the adoption of SFAS 123(R). The transition to the substantive vesting approach did not have a material impact on pro forma disclosures previously made under SFAS 123.
In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This standard clarifies the accounting for abnormal amounts of certain manufacturing costs and was effective for the Company beginning after July 1, 2005.The adoption of this standard did not have a material impact on the Company’s financial statements.
In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-2 allows companies evaluating the repatriation provision of the act to apply the SFAS No. 109, “Accounting for Income Taxes,” provisions as it decides on a plan for reinvestment or repatriation of its unremitted foreign earnings. This FSP requires certain disclosures for companies that have not completed evaluation of the repatriation provision of the act. See Note 9 for discussion of the effect of adoption of the act and required disclosures.
RECLASSIFICATIONS Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform with the current-year presentation. A reclassification adjustment of $2.9 million was made between current and long-term deferred tax liabilities as of June 30, 2004 in the condensed consolidated balance sheet. Long-term revolver borrowings and repayments have been presented on a gross basis in the condensed consolidated statement of cash flows for the years ended June 30, 2004 and 2003.

NOTE 3 — ACQUISITIONS AND DIVESTITURES
Effective May 1, 2005, we divested our FSS segment for a selling price of $39.3 million, subject to post-closing adjustment. This agreement includes a four-year supply agreement that management deems to be both quantitatively and qualitatively material to the overall operations of the disposed component and constitutes significant continuing involvement as defined in SFAS 144. As such, the results of operations of FSS prior to the divestiture are reported in continuing operations. The Company completed an impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), as the estimated selling price was below the fair value of the business absent the sale. We recorded an impairment charge related to FSS goodwill of $4.7 million as a result of this analysis. During the quarter ended March 31, 2005, we recorded a charge of $1.5 million to record the assets of this business at their estimated fair market value less cost to sell. This charge is included in operating expense.
Effective March 1, 2005, we acquired Extrude Hone for $134.1 million, subject to post-closing adjustment. This purchase price includes the actual purchase price of $143.8 million, plus direct acquisition costs of $0.9 million, less $10.6 million of acquired cash. The Company acquired Extrude Hone to expand its product and solutions offerings in the area of engineered components. Extrude Hone supplies market-leading engineered component process technology to customers in a variety of industries around the world. This process technology focuses on component deburring, polishing and producing controlled radii. We financed the acquisition with borrowings under our 2004 Credit Agreement. Management does not consider this to be a material acquisition. We accounted for the acquisition in accordance with SFAS No. 141, “Business Combinations” (SFAS 141). Management has estimated the fair value of tangible and intangible assets acquired by considering a number of factors, including valuations or appraisals. Based on these fair values, we have recorded $51.6 million of goodwill and $74.9 million of other intangible assets. None of this goodwill is deductible for tax purposes. Of the $74.9 million of identifiable intangible assets, $59.7 million have a definite life and therefore will be amortized over their remaining useful lives. The weighted average useful life of the amortizable intangible assets is 21.5 years as of the acquisition date. The preliminary purchase price allocations are subject to adjustment and may be modified within one year from the acquisition. Subsequent changes are not expected to have a material effect on our consolidated financial position. Extrude Hone’s operating results have been included in our consolidated results since March 1, 2005 and are included in the Advanced Materails Solutions Group (AMSG) segment (see Note 18).
The Company acquired all of the outstanding common stock of Conforma Clad for $65.9 million, including a post-closing purchase price adjustment of $1.2 million and direct acquisition costs of $0.1 million, effective March 1, 2004. The Company acquired Conforma Clad to expand its product and solutions offerings in the area of extreme wear environments involving corrosion, erosion and abrasion. We financed the acquisition with borrowings under our 2002 Credit Agreement. Conforma Clad’s operating results have been included in our consolidated results since March 1, 2004 and are included in the AMSG segment (see Note 18). In accordance with SFAS 141, we accounted for the acquisition using the purchase method of accounting. Accordingly, the purchase price allocations have been made based upon management’s estimate of fair value of net assets acquired, resulting in the recognition of approximately $43.1 million of goodwill and $14.2 million of other intangibles. None of this goodwill is deductible for tax purposes. Of the $14.2 million of identifiable intangible assets, approximately $1.2 million have a definite life and therefore will be amortized over their remaining useful lives. The weighted average useful life of the amortizable intangible assets is 7.7 years as of the acquisition date.
During fiscal 2004, we completed the sale of the mining and construction business of Kennametal Widia India Limited, which was a part of the AMSG segment, for approximately $14.3 million. The Company received $12.3 million in net proceeds related to the sale of this business. The Company satisfied certain conditions related to the property sold and received the remaining $2.0 million due under the sale agreement during the March 2005 quarter. Under the working capital adjustment provision of the agreement, the purchaser claimed that a reduction of the purchase price was required. The Company settled this adjustment for an immaterial amount during the March 2005 quarter. This agreement includes a five-year supply agreement that management deems to be both quantitatively and qualitatively material to the overall operations of the disposed component and constitutes significant continuing involvement as defined in SFAS No. 144. As such, the results of its operations prior to the divestiture are reported in continuing operations. This transaction did not have a material impact on our results of operations.
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

The unaudited pro forma consolidated financial data presented below gives effect to the Widia acquisition as if it had occurred as of the beginning of the period presented. The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable, including additional interest expense and amortization that resulted from the transaction, net of any applicable income tax effects. The unaudited pro forma consolidated financial data is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated on the date indicated, nor are they indicative of future operating results. Except for actions actually taken as of and since the close of the transaction and for which any related impact would be included in the actual results through the period end, anticipated cost savings have not been reflected in this pro forma presentation. The unaudited pro forma consolidated financial data should be read in conjunction with the historical consolidated financial statements and accompanying notes.

Twelve months ended June 30 (in thousands, except per share data)	2003
PRO FORMA CONSOLIDATED FINANCIAL DATA
Sales	$1,794,351
Net income	13,489
Basic earnings per share	0.38
Diluted earnings per share	0.38
NOTE 4 — ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
Since 1999, we have had an agreement with a financial institution whereby we securitized, on a continuous basis, an undivided interest in a specific pool of our domestic trade accounts receivable. We were permitted to securitize up to $100.0 million of accounts receivable under this agreement. In July 2003, we entered into a new securitization program (2003 Securitization Program), which also permitted us to securitize up to $100.0 million of accounts receivable. The 2003 Securitization Program was amended on September 19, 2003, permitting us to securitize up to $125.0 million of accounts receivable. The 2003 Securitization Program provides for a co-purchase arrangement, whereby two financial institutions participate in the purchase of our accounts receivable. Pursuant to this agreement, we, and certain of our domestic subsidiaries, sell our domestic accounts receivable to Kennametal Receivables Corporation (KRC), a wholly-owned, bankruptcy-remote subsidiary. A bankruptcy-remote subsidiary is a company that has been structured to make it highly unlikely that it would be drawn into a bankruptcy of Kennametal Inc., or any of our other subsidiaries. KRC was formed to purchase these accounts receivable and sell participating interests in such accounts receivable to the financial institutions, which in turn purchase and receive ownership and security interests in those assets. As collections reduce the amount of accounts receivable included in the pool, we sell new accounts receivable to KRC, which in turn securitizes these new accounts receivable with the financial institutions. The actual amount of accounts receivable securitized each month is a function of the net change (new billings less collections) in the specific pool of domestic accounts receivable, the impact of detailed eligibility requirements in the agreement (e.g., the aging, terms of payment, quality criteria and customer concentrations), and the application of various reserves which are typically in trade receivable securitization transactions. A decrease in the amount of eligible accounts receivable could result in our inability to continue to securitize all or a portion of our accounts receivable. It is not unusual, however, for the amount of our eligible accounts receivable to vary by up to $5.0 million to $10.0 million per month.
The financial institutions charge us fees based on the level of accounts receivable securitized under this agreement and the commercial paper market rates plus the financial institutions’ cost to administer the program. The costs incurred under this program, $3.2 million, $1.7 million and $1.9 million in 2005, 2004 and 2003, respectively, are accounted for as a component of other income, net.
At June 30, 2005 and 2004, we securitized accounts receivable of $109.8 million and $117.5 million, respectively, under this program. Our subordinated retained interests in accounts receivable available for securitization and recorded as a component of accounts receivable were $41.2 million and $41.5 million at June 30, 2005 and 2004, respectively. We estimate the fair value of our retained interests using a discounted cash flow analysis. As of June 30, 2005, key economic assumptions applied in the discounted cash flow analysis were a discount rate of 2.99 percent and an assumed life of the receivables of 30 days. Fair value of our retained interests approximates carrying value. A hypothetical change of 20 percent in the discount rate or the estimated life of the receivables securitized does not have a material effect on the fair value of our retained interests. The Company continues to service the sold receivables and is compensated at what we believe to be market rates. Accordingly, no servicing asset or liability has been recorded. Delinquencies and write-offs related to these receivables were not material for the years ended June 30, 2005, 2004 and 2003.
Cash flows related to our securitization program represent collections of previously securitized receivables and proceeds from the securitization of new receivables. Collections and sales occur on a daily basis. As a result, net cash flows vary based on the ending balance of receivables securitized. The net (repayments) proceeds from accounts receivable securitization for the years ended June 30, 2005, 2004 and 2003 were ($7.7) million, $18.2 million and $3.4 million, respectively. In 2005, we recorded net repayments due to the repayment of approximately $20.0 million of accounts receivable previously included in the securitization program and sold in the divestiture of FSS.
The 2003 Securitization Program is a three-year program, which contains certain provisions that require annual approval. It is our intention to continuously obtain such approval when required. Non-renewal of this securitization program would result in our requirement to otherwise finance the amounts securitized. In the event of a decrease of our eligible accounts receivable or non-renewal or non-annual approval of our securitization program, we would have to utilize alternative sources of capital to fund that portion of our working capital needs. We anticipate renewing the program in June 2006 and will determine at that time whether the economics favor an annual or multi-year renewal.
NOTE 5 — INVENTORIES
Inventories consisted of the following:

(in thousands)	2005	2004
Finished goods	$244,562	$264,134
Work in process and powder blends	132,709	110,992
Raw materials and supplies	40,992	37,322

Inventories at current cost	418,263	412,448
Less LIFO valuation	(31,589)	(24,371)

Total inventories	$386,674	$388,077

We used the LIFO method of valuing our inventories for approximately 43 percent and 41 percent of total inventories at June 30, 2005 and 2004, respectively.
NOTE 6 — OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

(in thousands)	2005	2004
Accrued employee benefits	$43,762	$38,085
Payroll, state and local taxes	9,207	11,240
Accrued interest expense	1,017	1,574
Environmental reserve	4,536	4,907
Other accrued expenses	63,008	54,439

Total other current liabilities	$121,530	$110,245

NOTE 7 — LONG-TERM DEBT AND CAPITAL LEASES
Long-term debt and capital lease obligations consisted of the following:

(in thousands)	2005	2004

7.20% Senior Unsecured Notes due 2012 net of discount of $0.8 million and $0.9 million for 2005 and 2004, respectively. Also including interest rate swap adjustments in 2005 of $12.7 million and $5.7 million in 2004.	$311,971	$304,818

Credit Agreement:
U.S. Dollar-denominated borrowings, 4.13% to 4.16% in 2005 and 2.57% in 2004, due 2010	38,500	25,000
Euro-denominated borrowings, 2.84% in 2005 and 2.98% to 3.15% in 2004, due 2010	34,416	73,096

Total Credit Agreement borrowings	72,916	98,096
Lease of office facilities and equipment with terms expiring through 2015 at 3.25% to 12.27% in 2005 and 2004	7,547	9,435
Other	1,143	1,474

Total debt and capital leases	393,577	413,823

Less current maturities:
Long-term debt	(3,874)	(98,477)
Capital leases	(3,218)	(1,946)

Total current maturities	(7,092)	(100,423)

Long-term debt and capital leases	$386,485	$313,400

Senior Unsecured Notes On June 19, 2002, we issued $300 million of 7.2% Senior Unsecured Notes due 2012 (Senior Unsecured Notes). These notes were issued at 99.629% of the face amount and yielded $294.3 million of net proceeds after related financing fees. The proceeds of this debt issuance were utilized to repay senior bank indebtedness. Interest is payable semi-annually on June 15th and December 15th of each year commencing December 15, 2002. The Senior Unsecured Notes contain covenants that restrict our ability to create liens, enter into sale-leaseback transactions or certain consolidations or mergers, or sell all or substantially all of our assets. In April 2003, we terminated interest rate swap agreements that converted the interest rate on $200 million of the Senior Unsecured Notes from fixed to floating interest rates. This transaction resulted in cash proceeds of $15.5 million. This gain is being amortized as a component of interest expense over the life of the debt using the effective interest rate method. During 2003, we entered into new interest rate swap agreements with a notional amount of $200 million, and a maturity date of June 2012. As of June 30, 2005 and 2004, we recorded a gain of $0.2 million and a loss of $8.3 million, respectively, related to these contracts. We record the gain or loss on these contracts in the balance sheet, with the offset to the carrying value of the Senior Unsecured Notes.
2004 Credit Agreement In October 2004, we entered into a five-year, multi-currency, revolving credit facility with a group of financial institutions (2004 Credit Agreement), which amended our 2002 Credit Agreement discussed below. The 2004 Credit Agreement permits revolving credit loans of up to $500 million for working capital, capital expenditures and general corporate purposes. The 2004 Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2004 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus 0.50 percent or (3) fixed as negotiated by the Company.
The 2004 Credit Agreement contains various covenants with which we must be in compliance, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). As of June 30, 2005, outstanding borrowings under this agreement were $72.9 million. We had the ability to borrow under the agreement or otherwise have additional debt of up to $530.6 million as of June 30, 2005 and be in compliance with the maximum leverage ratio financial covenant.
Borrowings under the 2004 Credit Agreement are guaranteed by our significant domestic subsidiaries.
Future principal maturities of long-term debt are $3.9 million, $0.3 million, $0.1 million, $0.1 million and $69.5 million, respectively, in 2006 through 2010.
2002 Credit Agreement In June 2002, we entered into a three-year, multi-currency, revolving credit facility with a group of financial institutions (2002 Credit Agreement). The 2002 Credit Agreement originally permitted revolving credit loans of up to $650 million for working capital, capital expenditures and general corporate purposes. The 2002 Credit Agreement allowed for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. In June 2003, we provided written notice to the administrative agent indicating our decision to reduce the 2002 Credit Agreement from $650 million to $500 million. This resulted in a write-down of a portion of deferred financing fees of $0.5 million. Interest payable under the 2002 Credit Agreement was based upon the type of borrowing under the facility and may be (1) the greater of the prime rate the federal funds effective rate plus 0.50 percent, (2) Euro-currency rates plus an applicable margin or (3) a quoted fixed rate offered by one or more lenders at the time of borrowing.
The 2002 Credit Agreement contained various covenants with which we were required to be in compliance, including three financial covenants: a maximum leverage ratio, a maximum fixed charge coverage ratio and a minimum consolidated net worth. As of June 30, 2004, outstanding borrowings under this agreement were $98.1 million; we had the ability to borrow under the agreement or otherwise have additional debt of up to $273.7 million as of June 30, 2004 and be in compliance with the maximum leverage ratio financial covenant. The maximum leverage ratio financial covenant required that we maintain at the end of each fiscal quarter a specified consolidated leverage ratio (as that term is defined in the agreement).

Future minimum lease payments under capital leases for the next five years and thereafter in total are as follows:

(in thousands)
2006	$3,596
2007	1,568
2008	1,539
2009	183
2010	184
After 2010	1,433

Total future minimum lease payments	8,503
Less amount representing interest	(956)

Amount recognized as capital lease obligation	$7,547

Our collateralized debt at June 30, 2005 and 2004 is comprised of industrial revenue bond obligations of $0.9 million and $1.1 million, respectively, and the capitalized lease obligations of $7.5 million and $9.4 million, respectively. These obligations are collateralized by the underlying assets.
NOTE 8 — NOTES PAYABLE AND LINES OF CREDIT
Notes payable to banks of $43.8 million and $26.4 million at June 30, 2005 and 2004, respectively, represent short-term borrowings under credit lines with commercial banks. These credit lines, translated into U.S. dollars at June 30, 2005 exchange rates, totaled $217.9 million at June 30, 2005, of which $174.1 million was unused. The weighted average interest rate for notes payable and lines of credit was 3.99 percent and 2.43 percent at June 30, 2005 and 2004, respectively.
NOTE 9 — INCOME TAXES
Income before income taxes and the provision for income taxes consisted of the following:

(in thousands)	2005	2004	2003
Income before provision for income taxes and minority interest:
United States	$68,699	$61,355	$15,954
International	115,578	49,319	18,336

Total income before provision for income taxes and minority interest	$184,277	$110,674	$34,290

Current income taxes:
Federal	$19,298	$12,016	$(5,362)
State	2,191	(140)	55
International	26,305	19,704	12,258

Total current income taxes	47,794	31,580	6,951
Deferred income taxes	13,600	3,920	7,349

Provision for income taxes	$61,394	$35,500	$14,300

Effective tax rate	33.3%	32.1%	41.7%
The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes was as follows:

(in thousands)	2005	2004	2003
Income taxes at U.S. statutory rate	$64,497	$38,736	$12,002
State income taxes, net of federal tax benefits	1,162	2,321	915
Combined tax effects of international income	(2,873)	(11,037)	(8,334)
Change in valuation allowance and other tax contingencies	(5,470)	5,586	10,253
Capital loss utilization	—	—	(3,344)
Impact of asset impairment charge	1,004	—	4,765
Other	3,074	(106)	(1,957)

Provision for income taxes	$61,394	$35,500	$14,300

The components of net deferred tax assets and liabilities are as follows:

(in thousands)	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$60,557	$64,999
Inventory valuation and reserves	24,741	26,571
Pension benefits	25,917	—
Other postretirement benefits	16,477	21,236
Accrued employee benefits	22,822	17,736
Other accrued liabilities	15,477	19,547
Intangible assets	—	17,105
Hedging activities	8,304	11,310
Marketable equity securities	276	222
FTC carryforward	—	1,995
Other	2,676	5,693

Total	177,247	186,414
Valuation allowance	(37,377)	(53,051)

Total deferred tax assets	$139,870	$133,363

Deferred tax liabilities:
Tax depreciation in excess of book	$64,386	$59,204
Pension benefits	—	15,578
Intangible assets	11,362	—
Other	7,079	7,224

Total deferred tax liabilities	$82,827	$82,006

Total net deferred tax assets/liabilities	$57,043	$51,357

Deferred income taxes were not provided on cumulative undistributed earnings of international subsidiaries and affiliates. At June 30, 2005, unremitted earnings of the Company’s non-U.S. subsidiaries were determined to be permanently reinvested. It is not practical to estimate the income tax effect that might be incurred if earnings were remitted to the United States. The Company is currently evaluating what effect the American Jobs Creation Act of 2004 will have on its effective tax rate, including the effect of a provision within the act that provides for a special one-time tax deduction of 85.0 percent of foreign earnings that are repatriated to the United States, as defined by the act. The Company expects to complete this evaluation during the second quarter of fiscal 2006. The Company is considering repatriating, under the act, an amount between $0.0 and $200.0 million, which would result in an estimated tax cost between $0.0 and $19.0 million. Until its evaluation is completed, the unremitted earnings of the Company’s foreign investments continue to be considered permanently reinvested, and accordingly, no deferred tax liability has been established.
Included in deferred tax assets at June 30, 2005 are unrealized tax benefits totaling $60.6 million related to net operating loss carryforwards for foreign and state income tax purposes. Of that amount, $1.7 million expires through June 2010, $1.0 million expires through 2015, $4.8 million expires through 2020, $5.9 million expires through 2025, and the remaining $47.2 million do not expire. The realization of these tax benefits is contingent on future taxable income in these jurisdictions. As of June 30, 2005, a valuation allowance of $26.5 million has been placed against a portion of these assets, resulting in a net deferred tax asset related to net operating loss carryforwards of $34.1 million. Of this amount, $5.2 million relates to state jurisdictions, $25.9 million relates to Germany, and the remaining $3.0 million is associated with Austria, Brazil, France, Spain and other jurisdictions. In fiscal 2005, the valuation allowance related to net operating loss carryforwards decreased $16.8 million, of which $11.8 million was allocated to goodwill and the remaining $5.0 million to income tax expense. Of the $26.5 million valuation allowance as of June 2005, $2.2 million would be allocated to goodwill and $24.3 million would be allocated to income tax expense upon realization of these tax benefits.
As of June 30, 2005, a valuation allowance of approximately $10.9 million has been placed against other deferred tax assets in China, Germany, Spain, and the United Kingdom. Of this amount, $4.1 million would be allocated to accumulated other comprehensive income and $6.8 million would be allocated to income tax expense upon realization of these tax benefits. In fiscal 2005, the valuation allowance related to these deferred tax assets increased $1.1 million, of which $0.2 million was allocated to income tax expense and the remaining $0.9 million to accumulated other comprehensive income.

NOTE 10 — PENSION AND OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
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
On November 13, 2003, Kennametal announced modifications to certain employee benefits, including a plan amendment for selected participants in the Retirement Income Plan (RIP Plan), new employer contributions to the defined contribution plan (Thrift Plus Plan) and changes to the retiree medical portion of the Other Postemployment Benefits Plan (OPEB Plan). The RIP Plan previously covered the majority of the Company’s U.S. workforce. Effective January 1, 2004, no new non-union employees will become eligible to participate in the RIP Plan. Benefits under the RIP Plan continued to accrue after December 31, 2003 only for certain employees (Grandfathered Participants). Benefits for all other participants were frozen effective December 31, 2003. All eligible employees hired on or after January 1, 2004 and all non-Grandfathered Participants in the RIP Plan will be eligible to participate in the Thrift Plus Plan, which will provide for an employer fixed contribution equal to 3 percent of the employee’s compensation and will allow for an additional variable contribution from 0 percent up to 3 percent depending on the Company’s performance. The modification of the OPEB Plan will eliminate Kennametal’s obligation to provide a Company subsidy for employee medical costs for all employees who retire after January 1, 2009. The RIP Plan amendment resulted in a curtailment under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and resulted in a pretax charge of $1.3 million in 2004. In connection with the amendments above, the Company also amended its Supplemental Executive Retirement Plan (SERP), effective January 1, 2004. Such amendment did not have an impact on the Company’s financial statements.
On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. The act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As of July 1, 2004, the Company has recognized the effects of the act in the measurement of its accumulated postretirement benefit obligation (APBO) for certain retiree groups in accordance with FSP 106-2. The Company has not recorded the effects of any potential subsidy benefit as we have not yet determined if any of our plans are actuarially equivalent to Medicare Part D. The impact of any potential subsidy benefit is not expected to be material.
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
As a result of the FSS divestiture, we have recorded the impact on our RIP Plan and OPEB Plan during 2005. The impact of the FSS divestiture is not considered a curtailment of either plan because the reduction in future service years of plan participants is not material. The result of this event was a loss of $0.4 million included in the RIP Plan and a benefit of $0.1 million included in the OPEB Plan. The combined effect of this event is included in operating expense in 2005.
The Company uses a June 30 measurement date for all of its plans.

The funded status of our pension plans and amounts recognized in the consolidated balance sheets as of June 30 were as follows:

(in thousands)	2005	2004
Change in benefit obligation:
Benefit obligation, beginning of year	$557,829	$562,568
Service cost	9,445	13,707
Interest cost	34,245	31,305
Participant contributions	982	787
Actuarial losses (gains)	114,446	(17,940)
Benefits paid	(28,740)	(27,378)
Effect of curtailment and other	—	(15,835)
Effect of divestiture	370	—
Foreign currency translation adjustments	(158)	10,266
Plan amendments	302	349

Benefit obligation, end of year	$688,721	$557,829

Change in plan assets:
Fair value of plan assets, beginning of year	$454,094	$405,430
Actual return on plan assets	48,188	64,586
Company contributions	8,190	6,716
Participant contributions	982	787
Benefits paid	(28,740)	(27,378)
Foreign currency translation adjustments	945	3,953

Fair value of plan assets, end of year	$483,659	$454,094

Funded status of plans	$(205,063)	$(103,734)
Unrecognized transition obligation	2,417	2,622
Unrecognized prior service cost	3,452	3,883
Unrecognized actuarial losses	175,745	73,952

Net accrued liability	$(23,449)	$(23,277)

Amounts recognized in the balance sheet consist of:
Prepaid benefit	$10,648	$58,389
Intangible assets	5,774	4,520
Accumulated other comprehensive income	128,426	20,614
Accrued benefit obligation	(168,297)	(106,800)

Net accrued liability	$(23,449)	$(23,277)

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
To the best of our knowledge and belief, the asset portfolios of our defined benefit plans do not contain our capital stock. We do not issue insurance contracts to cover future annual benefits of defined benefit plan participants. Transactions between us and our defined benefit plans include the reimbursement of plan expenditures incurred by us on behalf of the plans. To the best of our knowledge and belief, the reimbursement of cost is permissible under current ERISA rules or local government law.
The accumulated benefit obligation for all defined benefit plans was $647.7 million and $532.6 million as of June 30, 2005 and 2004, respectively.

Included in the above information are pension plans with accumulated benefit obligations exceeding the fair value of plan assets as of June 30 as follows:

(in thousands)	2005	2004
Projected benefit obligation	$647,453	$161,881
Accumulated benefit obligation	609,343	150,728
Fair value of plan assets	441,064	44,063
The components of net pension cost (benefit) include the following:

(in thousands)	2005	2004	2003

Service cost	$9,445	$13,707	$13,098
Interest cost	34,245	31,305	30,103
Expected return on plan assets	(37,536)	(38,157)	(43,166)
Amortization of transition obligation	158	141	(1,355)
Amortization of prior service cost	707	702	772
Effect of curtailment	—	1,299	—
Effect of divestiture	386	—	—
Recognition of actuarial losses (gains)	1,216	1,606	(495)

Net cost (benefit)	$8,621	$10,603	$(1,043)

Net cost decreased $2.0 million to $8.6 million in 2005 from $10.6 million in 2004. The primary drivers of this change are the decrease in service cost of $4.3 million offset by the increase in interest cost of $2.9 million. The reduction in service cost is a result of the full-year impact of the RIP Plan and SERP amendments offset by the effects of the decrease in the discount rates as noted in the assumptions table included in this footnote. The increase in interest cost is the result of the decrease in the discount rates.
In 2004, we recognized a net pension cost of $10.6 million as compared to a net pension benefit in 2003 of $1.0 million. The reduction in expected return on plan assets of $5.0 million was the primary driver of this change. The expected rate of return on plan assets decreased from 9.5 percent in 2003 to 8.5 percent in 2004 as a result of our estimate of long-term market conditions. In 2004, we recognized amortization of a transition obligation of $0.1 million compared to recognition of a transition asset of $1.4 million in 2003. This change was a result of the domestic plans’ transition asset being fully amortized in 2003. The remaining amortization of transition obligations related to our foreign plans. In 2004, we recognized actuarial losses of $1.6 million as compared to the recognition of actuarial gains of $0.5 million in 2003. The recognition of actuarial losses was a result of the RIP Plan and SERP amendments.
As of June 30, 2005, the projected benefit payments including future service accruals for these plans are as follows:

(in thousands)
2006	$26,537
2007	27,647
2008	29,307
2009	31,111
2010	33,760
2011-2015	201,051
The Company’s defined benefit pension plans’ asset allocations as of June 30, 2005 and 2004 and target allocations for 2006, by asset class, are as follows:

	Plan Assets June 30,		Target %
	2005	2004	2006

Equity	72%	73%	69%
Fixed income	28%	27%	31%
Other	0%	0%	0%

The primary objective of the pension plans’ investment policies is to ensure that sufficient assets are available to provide the benefit obligations at the time these obligations come due. Investment management practices must comply with ERISA and all applicable regulations and rulings thereof.
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
The Company expects to contribute $7.7 million to its pension plans in 2006.
The funded status of our other postretirement benefit plans and amounts recognized in the consolidated balance sheets were as follows:

(in thousands)	2005	2004
Change in benefit obligation:
Benefit obligation, beginning of year	$36,129	$45,265
Service cost	670	1,009
Interest cost	2,183	2,361
Actuarial (gains) losses	(1,049)	369
Plan amendment	—	(9,745)
Effect of divestiture	194	—
Benefits paid	(3,342)	(3,130)

Benefit obligation, end of year	$34,785	$36,129

Funded status of plans	$(34,785)	$(36,129)
Unrecognized prior service cost	(3,260)	(6,872)
Unrecognized actuarial gains	(1,711)	(1,762)

Net accrued obligation	$(39,756)	$(44,763)

The components of other postretirement cost include the following:

	2005	2004	2003
Service cost	$670	$1,009	$1,259
Interest cost	2,183	2,361	2,930
Amortization of prior service cost	(3,549)	(2,066)	406
Recognition of actuarial gains	(906)	(189)	(108)
Effect of divestiture	(63)	—	—

Net cost	$(1,665)	$1,115	$4,487

As of June 30, 2005, the projected benefit payments including future service accruals for our other postretirement benefit plans are as follows:

(in thousands)
2006	$3,142
2007	2,969
2008	3,095
2009	3,244
2010	3,321
2011-2015	14,667

The significant actuarial assumptions used to determine the present value of net benefit obligations for our pension and other postretirement benefit plans were as follows:

	2005	2004	2003

Discount rate:
U.S. plans	5.3%	6.5%	6.0%
International plans	4.0-5.3%	5.3-6.5%	5.0-6.3%
Rates of future salary increases:
U.S. plans	2.5-5.0%*	2.5-5.0%*	4.5%
International plans	3.0-4.0%	3.0-4.5%	3.0-4.0%

*	The rate of future salary increases for the RIP Plan for grandfathered participants utilized was 2.5 percent to 5.0 percent and was applied on a graded scale based on age. All other U.S. plans utilized a future salary increase rate of 4.0 percent and 4.5 percent for 2005 and 2004, respectively.
The significant assumptions used to determine the net (benefit) costs for our pension and other postretirement benefit plans were as follows:

	2005	2004	2003
Discount rate:
U.S. plans	6.5%	6.0%	7.3%
International plans	5.3-6.5%	5.0-6.3%	6.0-6.8%
Rates of future salary increases:
U.S. plans	2.5-5.0%*	4.5%	4.5%
International plans	3.0-4.5%	3.0-4.0%	3.3-4.0%
Rates of return on plan assets:
U.S. plans	8.5%	8.5%	9.5%
International plans	6.8%	6.5-7.3%	6.5-7.3%

*	The rate of future salary increases for the RIP Plan for grandfathered participants utilized was 2.5 percent to 5.0 percent and was applied on a graded scale based on age. All other U.S. plans utilized a future salary increase rate of 4.5 percent.
The rates of return on plan assets are based on historical performance as well as future expected returns by asset class considering macroeconomic conditions, current portfolio mix, long-term investment strategy and other available relevant information.
The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for our postretirement benefit plans was as follows:

	2005	2004	2003
Health care cost trend rate assumed for next year	10.0%	8.0%	9.0%
Rate to which the cost trend rate gradually declines	5.0%	5.0%	5.0%
Year that the rate reaches the rate at which it is assumed to remain	2010	2007	2007
Assumed health care cost trend rates have a significant effect on the cost components and obligation for the health care plans. A change of one percentage point in the assumed health care cost trend rates would have the following effects on the total service and interest cost components of other postretirement cost and the other postretirement benefit obligation at June 30, 2005:

(in thousands)	1% increase	1% decrease
Effect on total of service and interest cost components	$219	$(184)
Effect on other postretirement benefit obligation	1,673	(1,446)

\

We also sponsor several defined contribution retirement plans. Costs for defined contribution plans were $26.6 million, $18.8 million and $12.4 million in 2005, 2004 and 2003, respectively. Effective October 1, 1999, company contributions to U.S. defined contribution plans are made primarily in our capital stock, resulting in the issuance of 190,121, 148,530 and 146,350 shares during 2005, 2004 and 2003, respectively, with a market value of $8.7 million, $7.9 million and $4.4 million, respectively. We temporarily suspended all company contributions to certain defined contribution plans from January 1, 2002 through January 1, 2003.
NOTE 11 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Twelve months ended June 30 (in thousands)	2005	2004	2003

Net income	$119,291	$73,578	$18,130
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax	(1,836)	(2,254)	(4,879)
Reclassification of unrealized gain on matured derivatives, net of tax	2,486	6,226	5,157
Unrealized (loss) gain on investments, net of tax	(88)	(193)	321
Minimum pension liability adjustment, net of tax	(68,095)	43,685	(54,696)
Foreign currency translation adjustments	3,442	23,218	51,163

Comprehensive income	$55,200	$144,260	$15,196

The components of accumulated other comprehensive income (loss) consist of the following:

As of June 30, 2005 (in thousands)	Pretax	Tax	After-tax

Unrealized loss on securities available-for-sale	$(725)	$275	$(450)
Unrealized loss on derivatives designated and qualified as cash flow hedges	(1,486)	590	(896)
Minimum pension liability adjustment	(128,426)	44,855	(83,571)
Foreign currency translation adjustments	258	33,537	33,795

Total accumulated other comprehensive loss	$(130,379)	$79,257	$(51,122)

As of June 30, 2004 (in thousands)	Pretax	Tax	After-tax

Unrealized loss on securities available-for-sale	$(584)	$222	$(362)
Unrealized loss on derivatives designated and qualified as cash flow hedges	(2,494)	948	(1,546)
Minimum pension liability adjustment	(20,614)	5,138	(15,476)
Foreign currency translation adjustments	(4,852)	35,205	30,353

Total accumulated other comprehensive income	$(28,544)	$41,513	$12,969

NOTE 12 — RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
Asset Impairment Charges In 2005, we divested our FSS segment. We completed an impairment analysis in accordance with SFAS 142 as the estimated selling price was below the fair value of the business absent the sale. We recorded an impairment charge related to FSS goodwill of $4.7 million as a result of this analysis.
In 2004, the Company did not incur any impairment charges.
In June 2003, we completed an assessment of the carrying value of certain long-lived assets in the electronics business. As a result of this assessment, we recorded a pretax charge of $16.1 million as a component of restructuring and asset impairment charges. The charge was a result of price declines caused by persistent global overcapacity and low-cost Asia competition. The fixed asset impairment charge reduced the book value of the electronics business’ assets to $2.6 million at June 30, 2003.

Restructuring Charges In 2005 and 2004, the Company did not initiate any new restructuring programs. No restructuring expense was incurred in 2005. The restructuring expense recorded in 2004 related to programs previously initiated.
2003 Facility Consolidation Program In June 2003, we approved a facility consolidation program, resulting in a total restructuring charge of $2.0 million: $0.3 million recorded in 2004 and $1.7 million recorded in 2003. The plan included the closure of two regional operating centers and the Framingham manufacturing facility and a workforce reduction. In conjunction with the program, we recorded an asset write-down in 2003 related to fixed assets that were disposed of as a result of the restructuring program. All actions pertained to the Metalworking Solutions & Services Group (MSSG) segment. Estimated cost savings related to this program have been approximately $1.5 million annually. We completed and paid all remaining costs associated with this program in 2005. Cash expenditures in 2005 were immaterial. The changes in the restructuring accrual in 2004 are as follows:

	Accrual at		Expense	Cash	Accrual at
(in thousands)	June 30, 2003	Expense	Adjustment	Expenditures	June 30, 2004
Employee severance	$1,188	$70	$(165)	$(1,093)	$—
Facility rationalization	144	262	—	(272)	134

Total	$1,332	$332	$(165)	$(1,365)	$134

2003 Workforce Restructuring Program In October 2002, we announced a global salaried workforce reduction of approximately 5 percent. The program resulted in 2003 charges of $2.8 million for MSSG, $2.6 million for AMSG, $1.3 million for J&L Industrial Supply (J&L), $0.1 million for FSS and $1.2 million for Corporate. Estimated cost savings related to this program were approximately $10.0 million in 2003. We completed and paid all remaining costs associated with this program in 2005. Cash expenditures in 2005 were immaterial. The changes in the restructuring accrual in 2004 are as follows:

	Accrual at		Expense	Cash	Accrual at
(in thousands)	June 30, 2003	Expense	Adjustment	Expenditures	June 30, 2004
Employee severance	$1,835	$—	$—	$(1,551)	$284

Widia Integration We implemented two Widia acquisition-related integration programs described below (Kennametal Integration Restructuring Program and the Widia Integration Plan), which together resulted in a global headcount reduction of approximately 760 positions (385 in Europe and 375 in India). We completed the integration plan in Europe and India and closed six sales offices, three manufacturing facilities and closed or consolidated four warehouses. These programs were established to develop centers of excellence in functional areas and enable long-term growth and competitive advantages. Costs associated with the overall integration that benefited future periods were expensed as part of the Kennametal Integration Restructuring Program. The costs incurred as part of the Widia Integration Plan were not incurred to generate future revenue and were recorded as part of the Widia purchase accounting. Estimated cost savings related to these programs are approximately $30.0 million annually. All remaining costs associated with the integration have been incurred, and the remaining cash payments for certain lease costs have extended into 2006.
Kennametal Integration Restructuring Program This program includes employee severance costs associated with existing Kennametal facilities and resulted in total restructuring charges of $10.5 million: $3.5 million in 2004 and $7.0 million in 2003. We completed and paid all remaining costs associated with this program in 2005. Cash expenditures in 2005 were $0.6 million.
The changes in the restructuring accrual in 2004 are as follows:

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

	Accrual at	Adjustment	Cash	Translation	Accrual at
(in thousands)	June 30, 2004	to Goodwill	Expenditures	Adjustment	June 30, 2005
Facility rationalizations	$3,589	$—	$(1,709)	$214	$2,094
Employee severance	7,699	(649)	(7,192)	142	—

Total	$11,288	$(649)	$(8,901)	$356	$2,094

	Accrual at	Adjustment	Cash	Translation	Accrual at
(in thousands)	June 30, 2003	to Goodwill	Expenditures	Adjustment	June 30, 2004
Facility rationalizations	$1,357	$4,138	$(2,270)	$364	$3,589
Employee severance	14,934	1,547	(10,356)	1,574	7,699
Terminated contracts	463	—	(493)	30	—

Total	$16,754	$5,685	$(13,119)	$1,968	$11,288

NOTE 13 — FINANCIAL INSTRUMENTS
The methods used to estimate the fair value of our financial instruments are as follows:
Cash and Equivalents, Current Maturities of Long-Term Debt and Notes Payable to Banks The carrying amounts approximate their fair value because of the short maturity of the instruments.
Long-Term Debt Fixed rate debt had a fair market value of $339.5 million and $331.3 million in 2005 and 2004, respectively. The fair value is determined based on quoted market price of this debt as of June 30.
Foreign Exchange Contracts The notional amount of outstanding foreign exchange contracts, translated at current exchange rates, was $133.2 million and $78.1 million at June 30, 2005 and 2004, respectively. We would have received $2.4 million and $0.3 million at June 30, 2005 and 2004, respectively, to settle these contracts, representing the fair value of these agreements. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), the carrying value equals the fair value for these contracts at June 30, 2005 and 2004. Fair value was estimated based on quoted market prices of comparable instruments.
Interest Rate Swap Agreements At June 30, 2005 and 2004, we had interest rate swap agreements outstanding that effectively convert notional amounts of $55.2 million of debt from floating to fixed interest rates. We would have paid $0.7 million and received $0.3 million at June 30, 2005 and 2004, respectively, to settle these interest rate swap agreements, which represents the fair value of these agreements.
During 2002, we entered into interest rate swap agreements which mature in 2012 to convert $200 million of our fixed rate debt to floating rate debt. These contracts require periodic settlement; the difference between amounts to be received and paid under the interest rate swap agreements is recognized in interest expense. In April 2003, we terminated these contracts and received a cash payment of $15.5 million. This gain is amortized as a component of interest expense over the life of the debt using the effective interest rate method. Upon termination of the contracts in April 2003, we entered into new interest rate swap agreements with a notional amount of $200 million and a maturity date of June 2012. As of June 30, 2005 and 2004, we recorded a gain of $0.2 million and a loss of $8.3 million, respectively, related to these contracts. We record the gain or loss of these contracts in the balance sheet, with the offset to the carrying value of the Senior Unsecured Notes. Any gain or loss resulting from changes in the fair value of these contracts offsets the corresponding gains or losses from changes in the fair values of the Senior Unsecured Notes. As a result, changes in the fair value of these contracts had no net impact on current year earnings.
Under SFAS 133, the carrying value equals the fair value for the interest rate swap agreements at June 30, 2005 and 2004. Fair value was estimated based on the mark-to-market value of the contracts, which closely approximates the amount that we would receive or pay to terminate the agreements at year end.
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
We are exposed to counterparty credit risk for nonperformance of derivatives and, in the unlikely event of nonperformance, to market risk for changes in interest and currency rates, as well as settlement risk. We manage exposure to counterparty credit risk through credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. We do not anticipate nonperformance by any of the counterparties. As of June 30, 2005 and 2004, we had no significant concentrations of credit risk.
NOTE 14 — STOCK OPTIONS, AWARDS AND PURCHASE PLAN
Stock options generally are granted to eligible employees at fair market value at the date of grant. Options are exercisable under specified conditions for up to 10 years from the date of grant. During 2002, Kennametal established the Kennametal Inc. Stock and Incentive Plan of 2002 (the 2002 Plan), pursuant to which eligible individuals may be granted awards. The 2002 Plan eliminated further grants or awards under any prior stock option plan. The 2002 Plan was amended on October 26, 2004 to increase the aggregate number of shares available for issuance under the 2002 Plan from 1,750,000 to 3,750,000.
Under provisions of the 2002 Plan, participants may deliver our stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair value of shares delivered in 2005 and 2004 was $0.6 million and $0.3 million, respectively. Shares delivered in 2003 were not significant.
Stock option activity for 2005, 2004 and 2003 is set forth below:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Number of Options	Options	Price	Options	Price	Options	Price

Options outstanding, beginning of year	3,685,889	$34.28	4,025,417	$32.92	3,307,854	$32.08
Granted	983,875	42.40	520,250	39.16	1,029,975	30.57
Exercised	(985,439)	32.03	(703,216)	28.86	(63,672)	26.49
Lapsed and forfeited	(217,596)	42.42	(156,562)	39.71	(248,740)	35.98

Options outstanding, end of year	3,466,729	$36.70	3,685,889	$34.28	4,025,417	$32.91

Options exercisable, end of year	2,288,168	$34.36	2,327,893	$33.75	2,276,984	$33.20

Weighted average fair value of options granted during the year		$11.37		$11.82		$8.77

Stock options outstanding at June 30, 2005:

		Options Outstanding			Options Exercisable

		Weighted
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of Exercise Prices	Options	Life (years)	Exercise Price	Options	Exercise Price

$20.63 - $26.41	520,886	4.42	$24.79	520,886	$24.79
27.19 - 29.81	528,642	6.98	29.56	489,010	29.55
29.82 - 38.44	712,155	5.51	36.42	659,411	36.54
38.48 - 40.90	498,971	7.75	39.35	340,526	39.59
40.98 - 40.98	692,925	9.07	40.98	—	—
41.08 - 53.97	513,150	5.76	48.21	278,335	49.15

	3,466,729	6.64	$36.70	2,288,168	$34.36

In addition to stock option grants, the 2002 Plan permits the award of restricted stock to directors, officers and key employees. During 2005, 2004 and 2003, we granted restricted stock awards of 253,152, 136,715 and 286,075 shares, respectively, which vest over periods of one to six years from the grant date. For some grants, vesting may accelerate due to achieving certain performance goals. Restricted stock awards are considered unearned compensation until vesting occurs due to the passage of time or achievement of certain performance goals. As of June 30, 2005 and 2004, unearned compensation related to restricted stock was $12.7 million and $9.0 million, respectively. Unearned compensation is amortized to expense over the vesting period. Compensation expense related to these awards was $5.3 million, $4.8 million and $4.9 million in 2005, 2004 and 2003, respectively.
As of June 30, 2005, the Employee Stock Purchase Plan (ESPP) provided for the issuance of up to 300,000 shares of capital stock through payroll deductions. Employees who choose to participate in the ESPP receive an option to purchase capital stock at a discount equal to the lower of 85 percent of the fair market value of the capital stock on the first or last day of a purchase period. Employees purchased 24,658, 25,956 and 31,580 shares under the ESPP during 2005, 2004 and 2003, respectively.
NOTE 15 — ENVIRONMENTAL MATTERS
We are involved in various environmental cleanup and remediation activities at several of our manufacturing facilities. In addition, we are currently named as a potentially responsible party (PRP) at the Li Tungsten Superfund site in Glen Cove, New York. In December 1999, we recorded a remediation reserve with respect to our involvement in these matters. This reserve represents our best estimate of the undiscounted future obligation based on our evaluations and discussions with outside counsel and independent consultants, and the current facts and circumstances related to these matters. We recorded this liability because certain events occurred, including the identification of other PRPs, an assessment of potential remediation solutions and direction from the government for the remedial action plan, that clarified our level of involvement in these matters and our relationship to other PRPs. This led us to conclude that it was probable that a liability had been incurred. At June 30, 2005 and 2004, we had an accrual of $2.7 million and $2.8 million, respectively, recorded relative to this environmental issue.
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
Additionally, we also maintain reserves for other potential environmental issues associated with our domestic operations and a location operated by our German subsidiary. At June 30, 2005 and 2004, the total of these accruals was $0.9 million and $1.0 million, respectively, and represents anticipated costs associated with the remediation of these issues. Cash payments of $0.1 million and $0.3 million were made against this reserve during 2005 and 2004, respectively.
As a result of the Widia acquisition, we previously established an environmental reserve used for environmental cleanup and remediation activities at several Widia manufacturing locations. This liability represents our estimate of the future obligation based on our evaluations and discussions with independent consultants and the current facts and circumstances related to these matters. At June 30, 2005, we had an accrual of $5.0 million recorded relative to these environmental exposures. Cash payments of $0.6 million were made against this reserve during 2005. We have also recorded unfavorable foreign currency translation adjustments of $0.1 million during 2005.
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
Lease Commitments We lease a wide variety of facilities and equipment under operating leases, primarily for warehouses, production and office facilities, and equipment. Lease expense under these rentals amounted to $31.5 million, $30.2 million and $26.7 million in

2005, 2004 and 2003, respectively. Future minimum lease payments for non-cancelable operating leases are $22.5 million, $15.0 million, $11.3 million, $7.4 million and $6.5 million for the years 2006 through 2010, and $34.2 million thereafter.
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
Related Party Transactions Sales to affiliated companies were $19.2 million, $18.7 million and $17.5 million in 2005, 2004 and 2003, respectively. We do not have any other related party transactions that affect our operations, results of operations, cash flow or financial condition.
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
NOTE 18 — SEGMENT DATA
We previously operated four global business units consisting of MSSG, AMSG, J&L and FSS, and Corporate. In 2005, we divested our FSS segment. The presentation of segment information reflects the manner in which we organize segments for making operating decisions and assessing performance.
Intersegment sales are accounted for at arm’s-length prices, reflecting prevailing market conditions within the various geographic areas. Such sales and associated costs are eliminated in our consolidated financial statements.
Sales to a single customer did not aggregate 10 percent or more of total sales in 2005, 2004 or 2003. Export sales from U.S. operations to unaffiliated customers were $102.3 million, $73.1 million and $64.6 million in 2005, 2004 and 2003, respectively.
METALWORKING SOLUTIONS & SERVICES GROUP In the MSSG segment, we provide consumable metalcutting tools and tooling systems to manufacturing companies in a wide range of industries throughout the world. Metalcutting operations include turning, boring, threading, grooving, milling and drilling. Our tooling systems consist of a steel toolholder and a cutting tool such as an indexable insert or drill made from cemented tungsten carbides, high-speed steel and other hard materials. We also provide solutions to our customers’ metalcutting needs through engineering services aimed at improving their competitiveness. Engineering services include field sales engineers identifying products and engineering designs of products to meet customer needs, which are recognized as selling expenses.
ADVANCED MATERIALS SOLUTIONS GROUP In the AMSG segment, the principal business is the production and sale of cemented tungsten carbide products used in mining, highway construction, engineered applications requiring wear and corrosion resistance, including circuit board drills, compacts and other similar applications. These products have technical commonality to our core metalworking products. Additionally, we manufacture and market engineered components with a proprietary metal cladding technology. We also sell metallurgical powders to manufacturers of cemented tungsten carbide products. Lastly, we provide our customers with engineered component process technology and materials, which focus on component deburring, polishing and producing controlled radii.
J&L INDUSTRIAL SUPPLY In this segment, we provide metalworking consumables, related products and related technical and supply chain related productivity services to small- and medium-sized durable goods manufacturers in the United States and the

United Kingdom. J&L markets products and services through a number of channels, including field sales, telesales, wholesalers and direct marketing. All channels are supported by catalogs, direct mail flyers and the Internet.
FULL SERVICE SUPPLY During fiscal 2005, we divested our FSS segment as discussed in Note 3. FSS provided metalworking consumables and related products to medium- and large-sized manufacturers in the United States and Canada. FSS offered integrated supply programs that provided inventory management systems and just-in-time availability and programs that focused on total cost savings.
Segment data is summarized as follows:

(in thousands)	2005	2004	2003
External sales:
MSSG	$1,378,594	$1,198,505	$1,086,831
AMSG	546,838	419,073	353,262
J&L	255,840	218,295	196,170
FSS	122,895	135,568	122,694

Total external sales	$2,304,167	$1,971,441	$1,758,957

Intersegment sales:
MSSG	$150,039	$124,994	$109,790
AMSG	33,949	34,579	29,137
J&L	1,662	1,502	1,989
FSS	2,561	2,815	3,134

Total intersegment sales	$188,211	$163,890	$144,050

Total sales:
MSSG	$1,528,633	$1,323,499	$1,196,621
AMSG	580,787	453,652	382,399
J&L	257,502	219,797	198,159
FSS	125,456	138,383	125,828

Total sales	$2,492,378	$2,135,331	$1,903,007

Operating income (loss):
MSSG	$187,410	$126,657	$88,213
AMSG	80,932	53,168	19,762
J&L	27,094	19,547	6,140
FSS	(4,105)	818	(56)
Corporate	(83,460)	(65,348)	(46,134)

Total operating income	207,871	134,842	67,925
Interest expense	27,277	25,884	36,166
Other (income) expense, net	(3,683)	(1,716)	(2,531)

Income before income taxes and minority interest	$184,277	$110,674	$34,290

Segment data (continued):

(in thousands)	2005	2004	2003
Depreciation and amortization:
MSSG	$44,345	$44,413	$57,674
AMSG	9,806	7,283	12,325
J&L	2,489	2,272	2,654
FSS	1,198	1,610	1,658
Corporate	9,046	10,411	9,732

Total depreciation and amortization	$66,884	$65,989	$84,043

Equity income (loss):
MSSG	$1,579	$766	$849
AMSG	(314)	393	(447)

Total equity income	$1,265	$1,159	$402

Total assets:
MSSG	$1,172,497	$1,053,806	$1,050,161
AMSG	627,761	452,589	376,559
J&L	103,704	109,274	108,142
FSS	—	51,260	41,330
Corporate	188,375	271,734	246,356

Total assets	$2,092,337	$1,938,663	$1,822,548

Capital expenditures:
MSSG	$63,948	$43,382	$33,992
AMSG	14,779	8,535	5,921
J&L	1,829	1,392	2,281
FSS	367	837	281
Corporate	7,629	2,816	6,938

Total capital expenditures	$88,552	$56,962	$49,413

Investments in affiliated companies:
MSSG	$13,478	$12,458	$10,903
AMSG	1,578	3,317	2,877
Corporate	398	—	—

Total investments in affiliated companies	$15,454	$15,775	$13,780

Geographic information for sales, based on country of origin, and assets is as follows:

(in thousands)	2005	2004	2003

External sales:
United States	$1,261,315	$1,098,470	$1,011,222
Germany	366,244	314,627	285,364
United Kingdom	100,285	91,828	85,947
Canada	78,210	67,185	55,516
Other	498,113	399,331	320,908

Total external sales	$2,304,167	$1,971,441	$1,758,957

Total assets:
United States	$1,132,591	$1,082,464	$989,607
Germany	390,054	393,531	441,289
United Kingdom	65,703	64,177	77,803
Canada	24,931	26,693	23,740
Other	479,058	371,798	290,109

Total assets	$2,092,337	$1,938,663	$1,822,548

NOTE 19 — SELECTED QUARTERLY FINANCIAL DATA (unaudited)

		Quarter Ended

(in thousands, except per share data)	Sep. 30	Dec. 31	Mar. 31	Jun. 30
Fiscal 2005
Sales	$531,436	$556,218	$597,355	$619,158
Gross profit	173,395	181,414	211,261	224,463
Net income [a]	22,720	28,181	30,650	37,740
Basic earnings per share [b]	0.62	0.77	0.83	1.01
Diluted earnings per share [b]	0.61	0.74	0.80	0.98
Fiscal 2004
Sales	$444,575	$460,778	$524,230	$541,858
Gross profit	144,107	147,632	175,854	185,774
Net income [c]	8,764	10,892	24,070	29,852
Basic earnings per share [b]	0.25	0.31	0.67	0.83
Diluted earnings per share [b]	0.24	0.30	0.66	0.81

(a)	Net income includes asset impairment charges of $4.7 million for the quarter ended March 31, 2004.

(b)	Earnings per share amounts for each quarter are computed using the weighted average number of shares outstanding during the quarter. Earnings per share amounts for the full year are computed using the weighted average number of shares outstanding during the year. Thus, the sum of the four quarters’ earnings per share does not always equal the full-year earnings per share.

(c)	Net income includes restructuring charges of $0.6 million and $3.1 million for the quarters ended September 30, 2003 and December 31, 2003, respectively.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance at June 30, 2005 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
(b) Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting is included in Item 8 of this Form 10-K.
(c) Attestation Report of the Independent Registered Public Accounting Firm
Management’s assessment of effectiveness of Kennametal’s internal control over financial reporting and the effectiveness of Kennametal’s internal control over financial reporting as of June 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this Form 10-K.
(d) Changes in Internal Control over Financial Reporting
On May 1, 2005, the Company implemented a global financial consolidation tool. The implementation of this tool is expected to enhance our internal control over financial reporting. This implementation was not made in preparation of our first management report on internal control over financial reporting as of June 30, 2005 nor was it made in response to an identified significant deficiency or material weakness in our internal control over financial reporting.
There have been no other significant changes in internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B — OTHER INFORMATION
None.

Part III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
OFFICERS OF THE REGISTRANT
Information regarding the officers of Kennametal Inc. is as follows: Name, Age and Position, Experience During Past Five Years.(2)
Markos I. Tambakeras, 54(1)
Chairman, President and Chief Executive Officer
Chairman of the Board effective July 1, 2002. President and Chief Executive Officer since July 1, 1999.
R. Daniel Bagley, 45(1)
Vice President, Corporate Strategy and MSSG Global Marketing
Vice President since July 2002. Formerly, Business Development Director and Industrial Consultant for Deloitte & Touche Consulting Group (a professional services firm) from December 2000 to May 2002; Principal, B&B Management Labs from September 1997 to December 2000.
James R. Breisinger, 55(1)
Vice President,
President, Advanced Components Group
Vice President since 1990. President, Advanced Components Group since July 2005. President, Advanced Materials Solutions Group from August 2000 to July 2005. Chief Financial Officer from September 1998 to August 2000.
Carlos M. Cardoso, 47(1)
Executive Vice President and Chief Operating Officer
Executive Vice President and Chief Operating Officer since January 2005. Vice President and President, Metalworking Solutions and Services Group from April 2003 to December 2004. Formerly, President, Pump Division, Flowserve Corporation (a manufacturer of flow management products and services) from August 2001 to March 2003; Vice President and General Manager, Engine Systems and Accessories, of Honeywell International, Inc. (formerly Allied Signal, Inc., a diversified technology and manufacturing company) from March 1999 to August 2001.
Stanley B. Duzy, Jr., 58(1)
Vice President,
Chief Administrative Officer
Vice President since November 1999. Chief Administrative Officer since 1999.
David W. Greenfield, 55(1)
Vice President,
Secretary and General Counsel
Vice President, Secretary and General Counsel since October 2001. Formerly, member, Buchanan Ingersoll Professional Corporation (attorneys-at-law) July 2000 to September 2001; Special Counsel, ArvinMeritor (a provider of components for vehicles) from February 1999 to July 2000.
Timothy A. Hibbard, 48(1)
Corporate Controller and Chief Accounting Officer
Corporate Controller and Chief Accounting Officer since February 2002. Formerly, Director of Finance, Advanced Materials Solutions Group from September 2000 to February 2002; Vice President and Controller, Greenfield Industries, Inc. from October 1998 to September 2000.
Dr. William Y. Hsu, 57(1)
Vice President,
Chief Technical Officer
Vice President and Chief Technical Officer since April 2004. Formerly, Vice President & Chief Technical Officer, DuPont Performance Materials from January 2004 to April 2004; Vice President, Technology, Sustainable Growth & Americas, DuPont Engineering Polymers from July 2003 to December 2003; Vice President, Technology & Americas, DuPont Engineering Polymers from February 1999 to 2003. (Dupont is a manufacturer of technology-based products.)
Ronald C. Keating, 37
Vice President,
Group Vice President, Energy, Mining and Construction Solutions
Vice President since July 2004. Group Vice President of Energy, Mining and Construction Solutions since September 2004. Vice President and General Manager of Mining and Construction from April 2002 to September 2004. Vice President and General Manager

of Electronics Products Group from July 2001 to January 2003. Formerly employed by Ingersoll-Rand (a provider of climate control, industrial solutions, infrastructure development and security and safety products) from 1998 to 2001 as Business Unit Manager for Blaw-Knox Globally and General Manager of the Small Paver Division.
Brian E. Kelly, 42
Assistant Treasurer and Director of Tax
Assistant Treasurer and Director of Tax since September 1998.
Lawrence J. Lanza, 56(1)
Corporate Treasurer
Corporate Treasurer since July 2003. Assistant Treasurer and Director of Treasury Services from April 1999 to July 2003.
James E. Morrison, 54(1)
Vice President,
Vice President, Mergers and Acquisitions
Vice President since 1994. Vice President, Mergers and Acquisitions since July 2003; Treasurer from 1987 to July 2003.
Wayne D. Moser, 52
Vice President,
Chief Financial Officer — Europe
Vice President since July 1998. Chief Financial Officer — Europe since August 2005; Director, European Strategic Initiatives from November 2004 to July 2005; General Manager, Industrial Products Europe, from July 2003 to October 2004; Integration Director from May 2002 to June 2003; General Manager, Mining & Construction from November 1997 to April 2002.
Ralph G. Niederst, 54(1)
Vice President,
Chief Information Officer
Vice President since May 2000. Chief Information Officer since May 2000; Vice President of Global Information Systems since May 2000.
Kevin G. Nowe, 53
Assistant Secretary and Assistant General Counsel
Assistant General Counsel since 1992; Assistant Secretary since 1993.
P. Mark Schiller, 57
Vice President,
Director of Distribution Services
Vice President since 1991; Director of Distribution Services since 1990.
Catherine R. Smith, 42(1)
Executive Vice President and Chief Financial Officer
Executive Vice President and Chief Financial Officer since April 2005. Formerly, Executive Vice President and Chief Financial Officer, Bell Systems (a provider of vertical takeoff and landing aircraft, provider of advanced technology solutions to global defense and aerospace industries, and designer and manufacturer of reciprocating piston aircraft engines) (a business segment of Textron, Inc.) from October 2003 to March 2005; Vice President and Chief Financial Officer, Intelligence and Information Systems Division, Ratheon Company (a defense and aerospace systems supplier) from April 2003 to September 2003; Controller, Intelligence and Information Systems Division, Ratheon Company from October 2002 to March 2003; Chief Financial Officer, Tactical Systems Business Unit, Ratheon Company from January 2000 to September 2002.
John Q. Stang, 51
Vice President, Global Sales Metalworking Solutions and Services Group
Vice President, Global Sales Metalworking Solutions and Services Group since August 2002. Formerly, Vice President, Sales U.S. and Canada Road Development Group, Ingersoll-Rand Company from March 2000 to August 2002.
Philip H. Weihl, 49
Vice President, Kennametal Value Business System and Lean Enterprise
Vice President, Kennametal Value Business System and Lean Enterprise since January 2005. Vice President of Global Manufacturing from September 2001 to December 2004; Director of Global Manufacturing from January 2000 to August 2001.
Michael P. Wessner, 44(1)
Vice President,
President, J&L Industrial Supply

Vice President since January 2001. President, J&L Industrial Supply since April 2003. Chief Operating Officer from January 2001 to April 2003. Formerly, Chief Executive Officer, Emco/ESS Holdings (a distributor of office supplies and furniture) from 1999 to 2000.
Notes
(1) Executive officer of the Registrant for purposes of Section 16 of the Securities and Exchange Act of 1934.
(2) Each officer has been elected by the Board of Directors to serve until removed or until a successor is elected and qualified, and has served continuously as an officer since first elected.
Incorporated herein by reference is the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 30, 2005 (2005 Proxy Statement).
Incorporated herein by reference is the information set forth under the caption “Ethics and Corporate Governance—Code of Business Ethics and Conduct” in the 2005 Proxy Statement.
The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee of the Company’s Board of Directors include: Lawrence W. Stranghoener, Ronald M. DeFeo, A. Peter Held, Timothy R. McLevish and Larry D. Yost. Incorporated herein by reference is the information set forth in the second and third sentences under the caption “Board of Directors and Board Committees – Committee Functions – Audit Committee” in the 2005 Proxy Statement.
ITEM 11 — EXECUTIVE COMPENSATION
Incorporated herein by reference is the information set forth under the caption “Compensation of Executive Officers” and certain information regarding directors’ fees under the caption “Board of Directors and Board Committees – Board of Directors Compensation and Benefits” in the 2005 Proxy Statement.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS
Incorporated herein by reference is the information set forth under the caption “Ownership of Capital Stock by Directors, Nominees and Executive Officers” with respect to the directors’ and officers’ shareholdings, under the caption “Principal Holders of Voting Securities” with respect to other beneficial owners and under the caption “Compensation Plans – Equity Compensation Plan Information” with respect to disclosure regarding the number of outstanding options, warrants and rights granted under equity compensation plans and the number of shares remaining for issuance under such plans, each in the 2005 Proxy Statement.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Incorporated herein by reference is certain information set forth in the notes to the tables under the captions “Election of Directors” and “Compensation of Executive Officers” in the 2005 Proxy Statement.
ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference is the information with respect to pre-approval policies set forth under the caption “Independent Registered Public Accounting Firm – Ratification of the Selection of the Independent Registered Public Accounting Firm – Audit Committee Pre-Approval Policies” and the information with respect to principal accountant fees and services set forth under “Independent Registered Public Accounting Firm – Ratification of the Selection of the Independent Registered Public Accounting Firm – Fees and Services” in the 2005 Proxy Statement.
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

FINANCIAL STATEMENT SCHEDULE:	Page
Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended June 30, 2005, 2004 and 2003	65
3. Exhibits

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

(2.1)	Stock Purchase Agreement dated May 3, 2002 among Milacron Inc., Milacron B.V. and Kennametal Inc.	Exhibit 2.1 of the May 6, 2002 Form 8-K is incorporated herein by reference.

(3)	Articles of Incorporation and Bylaws

(3.1)	Bylaws of Kennametal Inc. as amended through January 29, 2002	Exhibit 3.1 of December 31, 2001 Form 10-Q is incorporated herein by reference.

(3.2)	Amended and Restated Articles of Incorporation as Amended	Exhibit 3.1 of the September 30, 1994 Form 10-Q (SEC file no. reference 1-5318; docket entry date—November 14, 1994) is incorporated herein by reference.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(4.1)	Rights Agreement effective as of November 2, 2000	Exhibit 1 of the Form 8-A dated October 10, 2000 is incorporated herein by reference.

(4.2)	First amendment to Rights Agreement, made and entered into as of October 6, 2004, by and between the registrant and Mellon Investor Services LLC	Exhibit 10.1 of the October 26, 2004 Form 8-K is incorporated herein by reference.

(4.3)	Indenture, dated as of June 19, 2002, by and between the registrant and Bank One Trust Company, N.A., as trustee	Exhibit 4.1 of the June 14, 2002 Form 8-K is incorporated herein by reference.

(4.4)	First Supplemental Indenture, dated as of June 19, 2002, by and between the registrant and Bank One Trust Company, N.A. as trustee	Exhibit 4.2 of the June 14, 2002 Form 8-K is incorporated herein by reference.

(10)	Material Contracts

(10.1)*	Prime Bonus Plan	The discussion regarding the Prime Bonus Plan under the caption “Report of the Compensation Committee of the Board of Directors” contained in the 2003 Proxy Statement is incorporated herein by reference.

(10.2)*	Stock Option and Incentive Plan of 1988	Exhibit 10.1 of the December 31, 1988 Form 10-Q (SEC file no. reference 1-5318; docket entry date—February 9, 1989) is incorporated herein by reference.

(10.3)*	Deferred Fee Plan for Outside Directors	Exhibit 10.4 of the June 30, 1988 Form 10-K (SEC file no. reference 1-5318; docket entry date—September 23, 1988) is incorporated herein by reference.

(10.4)*	Executive Deferred Compensation Trust Agreement	Exhibit 10.5 of the June 30, 1988 Form 10-K (SEC file no. reference 1-5318; docket entry date—September 23, 1988) is incorporated herein by reference.

(10.5)*	Directors Stock Incentive Plan, as amended	Exhibit 10.5 of the June 30, 2003 Form 10-K is incorporated herein by reference.

(10.6)*	Performance Bonus Stock Plan of 1995, as amended	Exhibit 10.6 of the June 30, 1999 Form 10-K is incorporated herein by reference.

(10.7)*	Stock Option and Incentive Plan of 1996	Exhibit 10.14 of the September 30, 1996 Form 10-Q is incorporated herein by reference.

(10.8)*	Stock Option and Incentive Plan of 1992, as amended	Exhibit 10.8 of the December 31, 1996 Form 10-Q is incorporated herein by reference.

(10.9)*	Form of Employment Agreement with Named Executive Officers (other than Mr. Tambakeras)	Exhibit 10.9 of the June 30, 2000 Form 10-K is incorporated herein by reference.

(10.10)*	Schedule of Named Executive Officers who have entered into Form of Employment Agreement as set forth in Exhibit 10.9.	Exhibit 10.10 of the June 30, 2004 Form 10-K is incorporated herein by reference.

(10.11)*	Kennametal Inc. Supplemental Executive Retirement Plan (as amended January 1, 2004)	Exhibit 10.3 of the September 30, 2004 Form 10-Q is incorporated herein by reference.

(10.12)*	Executive Employment Agreement dated May 1, 2002 between Kennametal Inc. and Markos I. Tambakeras	Exhibit 10.11 of the June 30, 2002 Form 10-K is incorporated herein by reference.

(10.13)*	Kennametal Inc. 1999 Stock Plan	Exhibit 10.5 of the June 11, 1999 Form 8-K is incorporated herein by reference.

(10.14)*	Kennametal Inc. Stock Option and Incentive Plan of 1999	Exhibit A of the 1999 Proxy Statement is incorporated herein by reference.

(10.15)	Amended and Restated Credit Agreement dated as of October 29, 2004 among Kennametal Inc., Bank of America, N.A. (as Administrative Agent); Keybank National Association and National City Bank of Pennsylvania (as Co-Syndication Agents); PNC Bank, National Association and JP Morgan Chase Bank (as Co-Documentation Agents); and the following lenders: Bank of American, N.A., Keybank National Association, National City Bank of Pennsylvania, PNC Bank, National Association, and JP Morgan Chase Bank.	Exhibit 10.1 of the October 29, 2004 Form 8-K is incorporated herein by reference.

(10.16)*	Executive Employment Agreement dated April 29, 2003 between Kennametal Inc. and Carlos M. Cardoso	Exhibit 10.15 of the June 30, 2003 Form 10-K is incorporated herein by reference.

(10.17)*	Kennametal Inc. Stock and Incentive Plan of 2002 (as amended on October 26, 2004)	Exhibit 10.1 of the October 26, 2004 Form 8-K is incorporated herein by reference.

(10.18)*	Forms of Award Agreements under the Kennametal Inc. Stock and Incentive Plan of 2002 (as amended on October 26, 2004)	Exhibit 10.18 of the June 30, 2004 Form 10-K is incorporated herein by reference.

(10.19)*	Description of Compensation Payable to Non-Employee Directors	Exhibit 10.1 of the March 31, 2005 Form 10-Q is incorporated herein by reference.

(10.20)*	Offer letter of Cathy R. Smith dated March 9, 2005	Exhibit 10.1 of the March 22, 2005 Form 8-K is incorporated herein by reference.

(10.21)*	Form of Indemnification Agreement for Cathy R. Smith	Exhibit 10.2 of the March 22, 2005 Form 8-K is incorporated herein by reference.

(10.22)*	Summary of Perquisites Program	The text of Item 1.01 of the April 22, 2005 Form 8-K is incorporated herein by reference.

(10.23)*	Charter Jet Policy & Procedures, Personal Use of Aircraft Chartered by the Company	Filed herewith.

(21)	Subsidiaries of the Registrant	Filed herewith.

(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith.

(31)	Certifications

(31.1)	Certification executed by Markos I. Tambakeras, Chief Executive Officer of Kennametal Inc.	Filed herewith.

(31.2)	Certification executed by Catherine R. Smith, Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Filed herewith. Section 906 of the Sarbanes-Oxley Act of 2002, executed by Markos I. Tambakeras, Chief Executive Officer of Kennametal Inc., and Catherine R. Smith, Chief Financial Officer of Kennametal Inc.	Filed herewith.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.
Date: September 9, 2005	By:	/s/ Timothy A. Hibbard

Timothy A. Hibbard
Corporate Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ MARKOS I. TAMBAKERAS Markos I. Tambakeras	Chairman, President and Chief Executive Officer	September 9, 2005

/s/ CATHERINE R. SMITH Catherine R. Smith	Executive Vice President and Chief Financial Officer	September 9, 2005

/s/ TIMOTHY A. HIBBARD Timothy A. Hibbard	Corporate Controller and Chief Accounting Officer	September 9, 2005

/s/ PETER B. BARTLETT	Director	September 9, 2005
Peter B. Bartlett

/s/ RONALD M. DEFEO	Director	September 9, 2005
Ronald M. DeFeo

/s/ A. PETER HELD	Director	September 9, 2005
A. Peter Held

/s/ TIMOTHY R. MCLEVISH	Director	September 9, 2005
Timothy R. McLevish

/s/ WILLIAM R. NEWLIN	Director	September 9, 2005
William R. Newlin

/s/ LAWRENCE W. STRANGHOENER	Director	September 9, 2005
Lawrence W. Stranghoener

/s/ STEVEN H. WUNNING	Director	September 9, 2005
Steven H. Wunning

/s/ LARRY D. YOST	Director	September 9, 2005
Larry D. Yost

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

			Charged to						Balance
	Balance at	Charged to	Other				Deductions		at
(in thousands)	Beginning	Costs and	Comprehensive		Other		from		End of
For the year ended June 30,	of Year	Expenses	Income	Recoveries	Adjustments		Reserves		Year
2005
Allowance for doubtful accounts	$18,727	$3,905	$—	$265	$(257	) [a]	$5,805	[b]	$16,835
Reserve for obsolete inventory	$77,810	$11,577	$—	$—	$(3,942	) [a]	$26,075	[c]	$59,370
Deferred tax asset valuation allowance	$53,051	$(4,772)	$905	$(1,827)	$(9,980	) [a]	$—		$37,377
2004
Allowance for doubtful accounts	$23,405	$6,427	$—	$134	$389	[a]	$11,628	[b]	$18,727
Reserve for obsolete inventory	$70,866	$9,905	$—	$—	$7,799	[a]	$10,760	[c]	$77,810
Deferred tax asset valuation allowance	$41,041	$12,518	$(4,049)	$(1,792)	$7,952	[a]	$2,619	[d]	$53,051
2003
Allowance for doubtful accounts	$12,671	$6,204	$—	$307	$11,652	[a]	$7,429	[b]	$23,405
Reserve for obsolete inventory	$46,693	$15,596	$—	$—	$17,852	[a]	$9,275	[c]	$70,866
Deferred tax asset valuation allowance	$7,507	$15,869	$5,590	$(1,064)	$13,139	[a]	$—		$41,041

(a)	Represents foreign currency translation adjustment and reserves divested or acquired through business combinations.

(b)	Represents uncollected accounts charged against the allowance.

(c)	Represents scrapped inventory and other charges against the reserve.

(d)	Represents write-offs against the valuation allowance related to reorganization and a subsidiary liquidation.