Form 10-Q
period 2005-09-30
KENNAMETAL INC
filed 2005-11-09
CIK 55242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
Commission file number 1-5318
KENNAMETAL INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-0900168
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
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
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date:

Title Of Each Class	Outstanding at October 31, 2005

Capital Stock, par value $1.25 per share	38,549,342

KENNAMETAL INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

Forward-Looking Information
     This Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements are likely to relate to, among other things, our goals, plans and projections regarding our financial position, results of operations, cash flows, market position and product development, which are based on current expectations that involve inherent risks and uncertainities, including factors that could delay, divert or change any of them in the next several years. Although it is not possible to predict or identify all factors, they may include the following: global and regional economic conditions; risks associated with the availability and costs of raw materials; commodity prices; risks associated with integrating and divesting businesses and achieving the expected savings and synergies; competition; demands on management resources; risks associated with international markets such as currency exchange rates and social and political environments; future terrorist attacks; labor relations; demand for and market acceptance of new and existing products; and risks associated with the implementation of restructuring plans and environmental remediation matters. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	September 30,
(in thousands, except per share data)	2005	2004
Sales	$569,218	$531,436
Cost of goods sold	369,348	358,041

Gross profit	199,870	173,395
Operating expense	147,662	130,949
Amortization of intangibles	1,351	537

Operating income	50,857	41,909
Interest expense	7,829	6,456
Other income, net	(876)	(1,574)

Income before provision for income taxes and minority interest	43,904	37,027
Provision for income taxes	15,059	13,330
Minority interest expense	748	977

Net income	$28,097	$22,720

PER SHARE DATA
Basic earnings per share	$0.74	$0.62

Diluted earnings per share	$0.72	$0.61

Dividends per share	$0.19	$0.17

Basic weighted average shares outstanding	37,949	36,373

Diluted weighted average shares outstanding	38,915	37,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	June 30,
(in thousands)	2005	2005

ASSETS
Current assets:
Cash and equivalents	$37,916	$43,220
Accounts receivable, less allowance for doubtful accounts of $17,512 and $16,835	289,519	293,311
Inventories	420,285	386,674
Deferred income taxes	70,912	70,391
Other current assets	34,004	37,466

Total current assets	852,636	831,062

Property, plant and equipment:
Land and buildings	277,166	274,242
Machinery and equipment	1,063,303	1,062,058
Less accumulated depreciation	(823,342)	(816,999)

Net property, plant and equipment	517,127	519,301

Other assets:
Investments in affiliated companies	15,725	15,454
Goodwill	521,475	528,013
Intangible assets, less accumulated amortization of $12,343 and $10,978	123,255	124,778
Deferred income taxes	46,891	47,077
Other	24,017	26,652

Total other assets	731,363	741,974

Total assets	$2,101,126	$2,092,337

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases	$3,922	$7,092
Notes payable to banks	2,848	43,797
Accounts payable	150,269	154,839
Accrued income taxes	31,967	23,022
Accrued expenses	67,854	75,927
Other current liabilities	121,624	123,981

Total current liabilities	378,484	428,658

Long-term debt and capital leases, less current maturities	408,480	386,485
Deferred income taxes	54,307	59,551
Accrued pension and postretirement benefits	204,166	205,122
Other liabilities	28,178	22,199

Total liabilities	1,073,615	1,102,015

Minority interest in consolidated subsidiaries	18,117	17,460

Commitments and contingencies

SHAREOWNERS’ EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 70,000 shares authorized; 38,608 and 38,242 shares issued	48,262	47,805
Additional paid-in capital	553,382	550,364
Retained earnings	464,667	443,869
Treasury shares, at cost; 149 and 115 shares held	(6,795)	(5,367)
Unearned compensation	—	(12,687)
Accumulated other comprehensive loss	(50,122)	(51,122)

Total shareowners’ equity	1,009,394	972,862

Total liabilities and shareowners’ equity	$2,101,126	$2,092,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	September 30,
(in thousands)	2005	2004
OPERATING ACTIVITIES
Net income	$28,097	$22,720
Adjustments for non-cash items:
Depreciation	16,417	14,931
Amortization	1,351	537
Stock-based compensation expense	7,991	3,798
Other	653	1,484
Changes in certain assets and liabilities (excluding acquisitions):
Accounts receivable	15,704	(890)
Change in accounts receivable securitization	(9,341)	(2,168)
Inventories	(33,797)	(13,022)
Accounts payable and accrued liabilities	(19,371)	(8,120)
Accrued income taxes	9,580	9,336
Other	3,242	3,201

Net cash flow provided by operating activities	20,526	31,807

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(14,875)	(15,219)
Disposals of property, plant and equipment	835	506
Acquisitions of business assets, net of cash acquired	(5)	(2,464)
Purchase of subsidiary stock	—	(750)
Other	896	272

Net cash flow used for investing activities	(13,149)	(17,655)

FINANCING ACTIVITIES
Net decrease in notes payable	(40,957)	(22,113)
Net (decrease) increase in short-term revolving and other lines of credit	(2,100)	14,200
Term debt borrowings	183,945	48,768
Term debt repayments	(156,762)	(56,346)
Purchase of treasury stock	(4,550)	—
Dividend reinvestment and employee benefit and stock plans	9,544	8,484
Cash dividends paid to shareowners	(7,299)	(6,268)
Other	5,886	361

Net cash flow used for financing activities	(12,293)	(12,914)

Effect of exchange rate changes on cash and equivalents	(388)	1,510

CASH AND EQUIVALENTS
Net (decrease) increase in cash and equivalents	(5,304)	2,748
Cash and equivalents, beginning of period	43,220	25,940

Cash and equivalents, end of period	$37,916	$28,688

SUPPLEMENTAL DISCLOSURES
Interest paid	$2,496	$2,062
Income taxes (refunded) paid	(572)	3,313
Contribution of stock to employee defined contribution benefit plans	2,716	2,295
Changes in fair value of interest rate swaps	5,195	(8,425)
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	ORGANIZATION

Kennametal Inc. was incorporated in Pennsylvania in 1943 and maintains its world headquarters in Latrobe, Pennsylvania. Kennametal Inc. and its subsidiaries (collectively, “Kennametal” or the “Company”) is a leading global supplier of tooling, engineered components and advanced materials consumed in production processes. End users of our products include metalworking manufacturers and suppliers in the aerospace, automotive, machine tool and farm machinery industries, as well as manufacturers and suppliers in the highway construction, coal mining, quarrying and oil and gas exploration industries. Our end users’ products include items ranging from airframes to coal, medical implants to oil wells and turbochargers to motorcycle parts. We operate three global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG) and J&L Industrial Supply (J&L), as well as our corporate functional shared services.

2.	BASIS OF PRESENTATION

The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with the 2005 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2005 was derived from the audited balance sheet included in our 2005 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal, recurring adjustments. The results for the three months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2006 is to the fiscal year ending June 30, 2006. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

Certain amounts have been reclassified to conform to current year presentation. Long-term revolver borrowings and repayments have been presented on a gross basis in the condensed consolidated statement of cash flows for the period ended September 30, 2004.

3.	STOCK-BASED COMPENSATION

Stock options generally are granted to eligible employees with a stock price equal to fair market value at the date of grant. Options are exercisable under specific conditions for up to 10 years from the date of grant. In addition to stock option grants, the Amended and Restated Kennametal Inc. Stock and Incentive Plan of 2002 permits the award of restricted stock to directors, officers and key employees. Expense associated with restricted stock grants is amortized over the substantive vesting period.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment (revised 2004)” (SFAS 123(R)) effective July 1, 2005. As of the date of adoption, the fair value of unvested stock options, previously granted, was $13.3 million. The unearned stock compensation balance of $12.7 million as of July 1, 2005, which was accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), was reclassified into additional paid-in-capital upon adoption of SFAS 123(R).

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Prior to the adoption of SFAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option” (EITF 00-15). SFAS 123(R) supersedes EITF 00-15, amends SFAS No. 95, “Statement of Cash Flows” and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $0.9 million for the quarter ended September 30, 2005.

SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Stock-based compensation expense for the quarter ended September 30, 2005 includes $3.1 million of stock option expense recorded as a result of the adoption of SFAS 123(R).

SFAS 123(R) established a fair-value-based method of accounting for generally all share-based payment transactions with employees. The Company utilizes the Black-Scholes valuation method to establish fair value of all awards. During the quarter ended September 30, 2005, we granted 0.5 million stock options with a weighted average exercise price of $50.54 and a weighted average fair value of $12.48. The assumptions used in our Black-Scholes valuation were as follows: risk free interest rate – 4.0 percent, expected life – 5 years, volatility – 24.8 percent and dividend yield – 1.6 percent.

Prior to the adoption of SFAS 123(R) and as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) we measured compensation expense related to stock options in accordance with APB 25 and related interpretations which uses the intrinsic value method. If compensation expense were determined based on the estimated fair value of options granted, consistent with the methodology in SFAS 123, our 2004 net income and earnings per share would be reduced to the pro forma amounts indicated below (in thousands, except per share data):

Quarter Ended
September 30,
2004
Net income, as reported	$22,720
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,461)

Add: Total stock-based employee compensation expense determined under the intrinsic value based method for all awards, net of related tax effects	962

Total pro forma stock-based compensation	$(1,499)

Pro forma net income	$21,221

Basic earnings per share:
As reported	$0.62
Pro forma	0.58

Diluted earnings per share:
As reported	$0.61
Pro forma	0.57

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4.	BENEFIT PLANS

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

Currently, the Company pays a portion of the prescription drug cost for certain retirees. The benefits for retirees with retail and mail order prescription drug coverage were determined to be actuarially equivalent based on an analysis of the Company’s existing prescription drug plan provisions and claims experience as compared to the Medicare Part D prescription drug benefit that will be in effect during 2006.

Recognition of the subsidy for certain retiree groups as an offset to plan costs resulted in a $1.2 million reduction in the accumulated postretirement benefit obligation (APBO) as of July 1, 2005. The reduction in APBO is included with other deferred actuarial gains and losses.

The net periodic benefit cost for postretirement benefits for the quarter ended September 30, 2005 reflected a reduction of $0.1 million related to the recognition of the federal subsidy under Medicare Part D. This reduction reflects the lower interest cost and increase in deferred gains due to the lower APBO. To the extent that the deferred gains and losses are in excess of 10 percent of the projected benefit obligation, the excess will continue to be recognized as prescribed under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

We have not reflected any changes in participation in the plan as a result of the act. The reduction in APBO represents the value of the 28 percent subsidy and does not reflect any other changes. The subsidy is estimated to reduce the prescription drug portion of the per capita cost by 22 percent. Expected subsidy receipts are $0, $0.1 million, $0.2 million, $0.2 million and $0.2 million for the years 2006 through 2010, and $1.0 million for the years 2011 through 2015, combined.

The tables below summarize the components of the net periodic cost of our defined benefit pension plan and other post-employment benefits plan (OPEB) as amended, during the three months ended September 30, 2005 and 2004:

	Three Months Ended
	September 30,
Defined Benefit Pension Plans (in thousands)	2005	2004
Service cost	$2,956	$2,330
Interest cost	8,519	8,473
Expected return on plan assets	(9,495)	(9,350)
Amortization of transition obligation	37	39
Amortization of prior service cost	179	176
Amortization of actuarial loss	3,420	299

Total net periodic pension cost	$5,616	$1,967

The increase in service cost is primarily the result of the reduction in discount rates across all of our plans and the updating of the published mortality tables used for our U.S. plans. The increase in the amortization of actuarial losses is due to unrecognized actuarial losses, resulting from the reductions in our discount rates, exceeding 10 percent of the projected benefit obligations and required to be amortized to expense.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
During the quarter ended September 30, 2005, the Company contributed $2.0 million to its various defined benefit pension plans. During the quarter ended September 30, 2005, the Company also expensed contributions of $2.7 million to its defined contribution plan.

	Three Months Ended
	September 30,
OPEB Plans (in thousands)	2005	2004
Service cost	$208	$167
Interest cost	436	545
Amortization of prior service cost	(858)	(887)
Amortization of actuarial gain	(212)	(226)

Total net periodic postretirement (benefit)	$(426)	$(401)

5.	INVENTORIES

Inventories are stated at the lower of cost or market. We use the last-in, first-out (LIFO) method for determining the cost of a significant portion of our U.S. inventories. The cost for the remainder of our inventories is determined under the first-in, first-out or average cost methods. We used the LIFO method of valuing inventories for approximately 48.0 percent and 43.0 percent of total inventories at September 30, 2005 and June 30, 2005, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

Inventories as of the balance sheet dates consisted of the following (in thousands):

	September 30,	June 30,
	2005	2005
Finished goods	$254,848	$244,562
Work in process and powder blends	178,961	132,709
Raw materials and supplies	66,072	40,992

Inventory at current cost	499,881	418,263
Less: LIFO valuation	(79,596)	(31,589)

Total inventories	$420,285	$386,674

6.	ENVIRONMENTAL MATTERS

We are involved in various environmental cleanup and remediation activities at several of our manufacturing facilities. In addition, we are currently named as a potentially responsible party (PRP) at the Li Tungsten Superfund site in Glen Cove, New York. In December 1999, we recorded a remediation reserve with respect to our involvement in these matters. At September 30, 2005, we have an accrual of $2.7 million remaining relative to this environmental issue. There were no cash payments made against this accrual during the quarter.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

Additionally, we also maintain reserves for other potential environmental issues associated with our domestic operations and a location operated by our German subsidiary. At September 30, 2005, the total of these accruals was $0.9 million and represents anticipated costs associated with the remediation of these issues. Cash payments made against this reserve during the quarter were immaterial.

As a result of the acquisition of Extrude Hone Corporation (Extrude Hone), we established a separate environmental reserve of $0.5 million during the quarter. The reserve is used for environmental clean-up and remediation activities at Extrude Hone.

As a result of the Widia acquisition, we established a separate environmental reserve. This reserve is used for environmental clean-up and remediation activities at several Widia manufacturing locations. At September 30, 2005, we have an accrual of $4.9 million remaining relative to this environmental issue. Cash payments of $0.1 million were made against this reserve during the quarter.

7.	INCOME TAXES

The effective tax rate for the quarter ended September 30, 2005 was 34.3 percent versus 36.0 percent for the comparable period a year ago. The current quarter effective tax rate reflects the estimated impact of operating within a new pan-European business model, implemented in October 2005. This reduction was partially offset by the impact of SFAS 123(R) from the expensing of incentive stock options.

In October 2005, the Company implemented an enhanced pan-European centralized business model, which involved the establishment of a Principal company. In this structure, key management decision-making and responsibility are centralized in the Principal company that maintains the responsibility to drive all strategic and operational initiatives of the European business. Manufacturing and sales operations have been transformed into toll manufacturers and limited risk distributors. Service functions have also been organized into separate units, which now allows these functions to intensify their focus on and increase their efficiency in production, sales growth and supporting services, following clearly defined and uniform processes as directed by the Principal company.

On October 22, 2004, the American Jobs Creation Act of 2004 was enacted. The Company is currently evaluating what effect this legislation will have on its effective tax rate, including the effect of a provision within the act that provides for a special one-time tax deduction of 85.0 percent of foreign earnings that are repatriated to the United States, as defined by the act. The Company expects to complete this evaluation during the second half of this fiscal year. The Company is considering repatriating, under the act, an amount between $0.0 and $200.0 million, which would result in an estimated tax cost between $0.0 and $19.0 million. Until its evaluation is completed, the unremitted earnings of the Company’s foreign investments continue to be considered permanently reinvested, and accordingly, no deferred tax liability has been established.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8.	EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that occurs related to issuance of capital stock under stock option grants and restricted stock awards.

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised stock options and restricted stock awards by 965,490 and 989,657 for the three months ended September 30, 2005 and 2004, respectively. Unexercised stock options to purchase our capital stock of 1.0 million and 0.4 million shares for the three months ended September 30, 2005 and 2004, respectively, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore their inclusion would have been anti-dilutive.

9.	COMPREHENSIVE INCOME

Comprehensive income for the three months ended September 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended
	September 30,
	2005	2004
Net income	$28,097	$22,720
Unrealized loss on securities available-for-sale, net of tax	(10)	(10)
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges, net of tax	70	(1,295)
Reclassification of unrealized (gain) loss on matured derivatives, net of tax	(237)	263
Minimum pension liability adjustment, net of tax	74	(118)
Foreign currency translation adjustments	1,103	8,402

Comprehensive income	$29,097	$29,962

10.	GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill attributable to each segment at June 30, 2005 and September 30, 2005 is as follows (in thousands):

			Translation	September 30,
	June 30, 2005	Adjustments	Adjustment	2005
MSSG	$216,053	$—	$(675)	$215,378
AMSG	272,311	(5,872)	9	266,448
J&L	39,649	—	—	39,649

Total	$528,013	$(5,872)	$(666)	$521,475

Adjustments recorded for the quarter ended September 30, 3005 represent purchase accounting adjustments related to the acquisition of Extrude Hone. These adjustments consist primarily of deferred tax assets of $6.6 million and environmental reserves of $0.5 million that were recorded during the quarter.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In November 2005, we will finalize the post-closing adjustment related to the purchase of Extrude Hone. This post-closing adjustment represents the change in working capital from the reference balance sheet to the closing balance sheet on March 1, 2005 and is estimated to be approximately $13.0 million. This post-closing adjustment is expected to be paid during the second quarter and will increase goodwill for the AMSG segment.

The components of our other intangible assets and useful lives are as follows (in thousands):

		September 30, 2005		June 30, 2005
				Gross
	Estimated	Gross Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Contract based	4 – 15 years	$5,192	$(3,813)	$5,191	$(3,703)
Technology based and other	4 – 15 years	44,273	(7,983)	44,269	(6,964)
Unpatented technology	30 years	28,126	(547)	28,129	(311)
Trademarks	Indefinite	52,322	—	52,393	—
Intangible pension assets	N/A	5,685	—	5,774	—

Total		$135,598	$(12,343)	$135,756	$(10,978)

11.	SEGMENT DATA

We operate three global business units consisting of MSSG, AMSG and J&L, and Corporate. During 2005, we divested our Full Services Supply (FSS) segment. We do not allocate corporate costs, domestic pension expense, interest expense, other expense, income taxes, stock-based compensation expense or minority interest to the operating segment results presented below.

Our external sales, intersegment sales and operating income by segment for the three months ended September 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended
	September 30,
	2005	2004
External sales:
MSSG	$346,538	$315,870
AMSG	157,678	117,886
J&L	65,002	61,417
FSS	—	36,263

Total external sales	$569,218	$531,436

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended
	September 30,
	2005	2004
Intersegment sales:
MSSG	$47,737	$40,908
AMSG	9,264	9,344
J&L	186	453
FSS	—	836

Total intersegment sales	$57,187	$51,541

Total sales:
MSSG	$394,275	$356,778
AMSG	166,942	127,230
J&L	65,188	61,870
FSS	—	37,099

Total sales	$626,405	$582,977

Operating income:
MSSG	$46,246	$38,872
AMSG	23,328	14,533
J&L	6,844	5,721
FSS	—	120
Corporate	(25,561)	(17,337)

Total operating income	$50,857	$41,909

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
Sales for the quarter ended September 30, 2005 were $569.2 million, an increase of $37.8 million or 7.1 percent from $531.4 million in the prior year quarter. Gross profit for the quarter ended September 30, 2005 increased $26.5 million, or 15.3 percent, from $173.4 million in the prior year quarter to $199.9 million. Net income for the quarter ended September 30, 2005 was $28.1 million, or $0.72 per diluted share, compared to $22.7 million, or $0.61 per diluted share in the same quarter last year. Earnings benefited from continued sales growth, the effects of acquisition, product price increases and a lower effective tax rate. These benefits were partially offset by significantly increased raw material costs, increased employment costs and increased professional fees.
Foreign currency exchange rate fluctuations did not have a material impact on earnings for the quarter ended September 30, 2005. Foreign currency exchange rate fluctuations have materially impacted earnings in the past and may impact future earnings in the short-term and long-term.
SALES
Sales for the quarter ended September 30, 2005 were $569.2 million, an increase of $37.8 million, or 7.1 percent, from $531.4 million in the prior year quarter. The increase in sales is primarily attributed to 9.0 percent organic growth as well as 1.0 percent from favorable foreign currency effects. These increases were slightly offset by the net effects of acquisition and divestiture activity of 2.0 percent. The increase in organic sales is attributed to further market penetration, particularly in North America and Asia, and product price increases.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
GROSS PROFIT
Gross profit for the quarter ended September 30, 2005 increased $26.5 million, or 15.3 percent, to $199.9 million from $173.4 million a year ago. The increase in gross profit is primarily due to product price increases, increased sales volume (which positively impacted gross profit by $8.2 million), better product mix, favorable foreign currency effects of $4.0 million and the net effects of acquisition and divestiture. Such benefits were partially offset by significantly higher raw material costs and a $2.2 million increase in pension plan expense. We believe our raw material costs, particularly tungsten, will continue to increase throughout 2006. These cost increases are expected to be mitigated by further product price increases and production efficiencies.
Gross profit margin for the quarter ended September 30, 2005 increased from 32.6 percent last year to 35.1 percent in the current quarter. The gross profit margin benefited from product price increases, better product mix, the net effects of acquisition and divestiture activity and favorable foreign currency effects of 30 basis points. Such benefits were partially offset by significantly higher raw material costs and increased pension plan expense of 40 basis points.
OPERATING EXPENSE
Operating expense for the quarter ended September 2005 was $147.7 million, an increase of $16.7 million, or 12.7 percent, compared to $131.0 million a year ago. The increase in operating expense is primarily attributed to a $3.4 million increase in professional fees driven by increases related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, $3.1 million related to stock option expense resulting from the adoption of SFAS 123(R), unfavorable foreign currency effects of $2.4 million, increased performance-based bonus provision of $2.0 million, increased pension expense of $1.5 million and other employment cost increases of $4.4 million.
INTEREST EXPENSE
Interest expense for the quarter ended September 30, 2005 increased to $7.8 million from $6.5 million a year ago. The increase in interest expense is due to an increase in the average domestic borrowing rate for the quarter to 5.2 percent in September 2005 from 4.6 percent in September 2004 and an increase in average domestic borrowings of $43.1 million from prior year.
OTHER INCOME, NET
Other income decreased $0.7 million for the quarter ended September 30, 2005 to $0.9 million. The decrease is due to an increase in fees related to the accounts receivable securitization program of $0.5 million and unfavorable foreign currency effects of $0.2 million.
INCOME TAXES
The effective tax rate for the quarter ended September 30, 2005 was 34.3 percent versus 36.0 percent for the comparable period a year ago. The current quarter effective tax rate reflects the estimated impact of operating within a new pan-European business model, implemented in October 2005. This reduction was partially offset by the impact of SFAS No. 123(R), “Share-Based Payment (revised 2004)” (SFAS 123(R)) from the expensing of incentive stock options.
In the October 2005, the Company implemented an enhanced pan-European centralized business model, which involved the establishment of a Principal company. In this structure, key management decision-making and responsibility are centralized in the Principal company that maintains the responsibility to drive all strategic and operational initiatives of the European business. Manufacturing and sales operations have been transformed into toll manufacturers and limited risk distributors. Service functions have also been organized into separate units, which now allows these functions to intensify their focus on and increase their efficiency in production, sales growth and supporting services, following clearly defined and uniform processes as directed by the Principal company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
On October 22, 2004, the American Jobs Creation Act of 2004 was enacted. The Company is currently evaluating what effect this legislation will have on its effective tax rate, including the effect of a provision within the act that provides for a special one-time tax deduction of 85.0 percent of foreign earnings that are repatriated to the United States, as defined by the act. The Company expects to complete this evaluation during the second half of this fiscal year. The Company is considering repatriating, under the act, an amount between $0.0 and $200.0 million, which would result in an estimated tax cost between $0.0 and $19.0 million. Until its evaluation is completed, the unremitted earnings of the Company’s foreign investments continue to be considered permanently reinvested, and accordingly, no deferred tax liability has been established.
NET INCOME
Net income for the quarter ended September 30, 2005 was $28.1 million, or $0.72 per diluted share, compared to $22.7 million, or $0.61 per diluted share, in the same quarter last year. The increase in net income is a result of the factors previously discussed.
BUSINESS SEGMENT REVIEW
Our operations are organized into three global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG) and J&L Industrial Supply (J&L), and Corporate. The presentation of segment information reflects the manner in which we organize segments for making operating decisions and assessing performance.
METALWORKING SOLUTIONS & SERVICES GROUP

	Three Months Ended
	September 30,
	(in thousands)
	2005	2004
External sales	$346,538	$315,870
Intersegment sales	47,737	40,908
Operating income	46,246	38,872
MSSG external sales increased 9.7 percent or $30.6 million from the September 2004 quarter. The increase in sales for the quarter was driven primarily by growth in North America, Latin America and Asia Pacific, which were up 13.3 percent, 44.0 percent and 19.0 percent, respectively. MSSG experienced growth across several sectors such as distribution, energy, light engineering and automotive. Favorable foreign currency effects accounted for $6.0 million of the increase in external sales for the quarter.
For the quarter ended September 30, 2005, operating income increased 18.9 percent, or $7.4 million, from the prior year quarter. Operating income was leveraged as a result of sales growth, a continued focus on cost containment and favorable foreign currency effects. These benefits were partially offset by higher raw material costs.

ADVANCED MATERIALS SOLUTIONS GROUP

	Three Months Ended
	September 30,
	(in thousands)
	2005	2004
External sales	$157,678	$117,886
Intersegment sales	9,264	9,344
Operating income	23,328	14,533

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
AMSG external sales increased 33.8 percent, or $39.8 million, from the prior year quarter. The increase in sales is attributed to continued market penetration, price realization and the effects of acquisition. The increase in sales was achieved primarily in mining and construction products, engineered products and energy products, which were up 18.0 percent, 24.2 percent and 28.7 percent, respectively.
Operating income increased $8.8 million, or 60.5 percent, over the prior year quarter. The increase is attributed to sales growth and the addition of Extrude Hone. These benefits were partially offset by an increase in raw material costs and higher employment costs.
J&L INDUSTRIAL SUPPLY

	Three Months Ended
	September 30,
	(in thousands)
	2005	2004
External sales	$65,002	$61,417
Intersegment sales	186	453
Operating income	6,844	5,721
J&L external sales increased $3.6 million, or 5.8 percent, from the prior year quarter. The increase in sales is attributable to new customer growth and increased e-commerce. Operating income was $6.8 million compared to $5.7 million in the prior year quarter. The increase in operating income is a result of the improvement in sales growth and continued cost containment.
CORPORATE

	Three Months Ended
	September 30,
	(in thousands)
	2005	2004
Operating expense	$(25,561)	$(17,337)
Corporate represents corporate shared service costs, certain employee benefit costs, stock-based compensation expense and eliminations of operating results between segments. For the three months ended September 30, 2005, operating expense increased $8.2 million, or 47.4 percent, compared to the prior year quarter. The increase is primarily attributed to increases in pension expense of $2.7 million, stock option expense of $3.1 million resulting from the adoption of SFAS 123(R), performance-based bonus provision of $2.0 million and professional fees of $2.0 million.
DISCUSSION OF CRITICAL ACCOUNTING POLICIES
We adopted SFAS 123(R) effective July 1, 2005. See Note 3 to the condensed consolidated financial statements for a discussion on the effects of adoption and the valuation method and assumptions applied to current quarter stock option grants.
There have been no other material changes to our critical accounting policies since June 30, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES
Our cash flow from operations is the primary source of financing for capital expenditures and internal growth. During the three months ended September 30, 2005, we generated $20.5 million in cash flows from operations, a decrease of $11.3 million from $31.8 million for the prior year period. Cash flows provided by operations for the period ended September 30, 2005 consists of net income and non-cash items totaling $54.5 million offset by changes in certain assets and liabilities netting to $34.0 million. Contributing to this change was an increase in inventory of $33.8 million resulting from higher raw material costs and the increase in production to meet sales demand. The net decrease in accounts receivable of $6.4 million was a result of focused collection efforts. Cash flows provided by operations for the three months ended September 30, 2004 consisted of net income and non-cash items totaling $43.5 million offset by changes in certain assets and liabilities netting to $11.7 million. The most significant components of this change were an increase in inventories of $13.0 million and a net increase in accounts receivable of $3.1 million.
Net cash used for investing activities was $13.1 million for the three months ended September 30, 2005, a decrease of $4.5 million from $17.7 million in the prior year period. During the three months ended September 30, 2005, cash used for investing activities includes $14.9 million of purchases of property, plant and equipment, which consisted primarily of equipment upgrades. During the prior year period, cash used for investing activities included $2.5 million for acquisitions and $15.2 million of purchases of property, plant and equipment. We have projected our capital expenditures for 2006 to be approximately $80.0 million and to be primarily used to support new strategic initiatives, new products and to upgrade machinery and equipment. We believe this level of capital spending is sufficient to maintain competitiveness and improve productivity.
During the three months ended September 30, 2005, net cash used for financing activities was $12.3 million compared to $12.9 million in the same period last year. During the current year period, cash used for financing activities primarily includes a $15.9 million net decrease in borrowings, $4.6 million purchase of treasury stock, $9.5 million of dividend reinvestment and the effects of employee benefit and stock plans and cash dividends paid to shareowners of $7.3 million. During the prior year period, cash used for financing activities includes a $15.5 million net decrease in borrowings, $8.5 million of dividend reinvestment and the effects of employee benefit and stock plans and cash dividends paid to shareowners of $6.3 million. As of September 30, 2005, we were in compliance with all debt covenants.
We believe that cash flow from operations and the availability under our credit lines will be sufficient to meet our cash requirements over the next 12 months.
There have been no material changes in our contractual obligations and commitments since June 30, 2005.
OFF-BALANCE SHEET ARRANGEMENTS
The Company is party to a three-year securitization program, which permits us to securitize up to $125.0 million of accounts receivable. As of September 30, 2005, the Company had securitized $100.4 million in accounts receivable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
FINANCIAL CONDITION
Total assets were $2,101.1 million at September 30, 2005, compared to $2,092.3 million at June 30, 2005. Working capital increased $71.8 million to $474.2 million at September 30, 2005 from $402.4 million at June 30, 2005. The increase in working capital is primarily driven by an increase in inventories of $33.6 million related to higher raw material costs, the increase in production to meet sales demand coupled with the net reduction of current maturities of long-term debt, capital leases and notes payable of $44.1 million. Total liabilities decreased $28.4 million from June 30, 2005 to $1,073.6 million, primarily due to a decrease in total debt, including notes payable, of $22.1 million. Shareowners’ equity increased $36.5 million to $1,009.4 million as of September 30, 2005 from $972.8 million as of June 30, 2005. The increase is primarily a result of net income of $28.1 million and the effect of employee benefit and stock plans of $17.4 million partially offset by cash dividends paid to shareowners of $7.3 million and $4.6 million for the purchase of treasury stock.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have experienced certain changes in our exposure to market risk from June 30, 2005.
The fair value of our interest rate swap agreements was a liability of $5.0 million as of September 30, 2005 compared to an asset of $0.2 million as of June 30, 2005. The offset to this liability is a corresponding decrease to long-term debt, as the instruments are accounted for as a fair value hedge of our long-term debt. The $5.1 million decrease in the recorded value of these agreements was non-cash and was the result of marking these instruments to market.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s management evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective at September 30, 2005 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Maximum Number of
	(a)		Shares Purchased as	Shares that May
	Total Number	(b)	Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased(1)	Paid per Share	or Programs (2)	Programs
July 1 through July 31, 2005	21,023	$46.26	N/A	1.8 million
August 1 through August 31, 2005	131,367	$45.47	100,000	1.7 million
September 1 through September 30, 2005	869	$47.05	N/A	1.7 million
Total:	153,259	$45.59	100,000	1.7 million

(1)	48,113 shares of restricted stock were delivered by employees to Kennametal, upon vesting, to satisfy tax withholding requirements. 5,146 shares of stock were delivered to Kennametal by employees as payment for the exercise price of stock options.

(2)	Under a share repurchase program most recently reaffirmed by Kennametal’s Board of Directors on July 25, 2005, and implemented effective July 1997, Kennametal is authorized to repurchase up to 1.8 million shares of its common stock. The repurchase program does not have a specified expiration date.
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
At the Annual Meeting of Shareowners on October 25, 2005, our shareowners voted on the election of three directors, the approval of the Kennametal Inc. Management Performance Bonus Plan and the ratification of the selection of the independent registered public accounting firm. Of the 33,645,978 shares present in person or by proxy, the following is the number of shares voted in favor of, abstained or voted against each matter and the number of shares having authority to vote on each matter but withheld.
1.	With respect to the votes cast for the re-election of three directors whose terms expire in 2008:

	For	Withheld
Timothy R. McLevish	32,228,123	1,417,855
Markos I. Tambakeras	32,174,008	1,471,970
Steven H. Wunning	32,225,146	1,420,832
The following other directors’ terms of office continued after the meeting: Ronald M. DeFeo, William R. Newlin, Lawrence W. Stranghoener, A. Peter Held and Larry D. Yost.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS (CONTINUED)
2.	With respect to the votes cast for the approval of the Kennametal Inc. Management Performance Bonus Plan:

	For	Against	Abstained
Management Performance Bonus Plan	29,094,079	2,465,754	445,807
3.	With respect to the ratification of the selection of the firm of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2006:

	For	Against	Abstained
PricewaterhouseCoopers LLP	32,968,765	633,465	43,748

ITEM 6.	EXHIBITS

(31)	Rule 13a-14a/15d-14(a) Certifications

(31.1)	Certification executed by Markos I. Tambakeras, Chief Executive Officer of Kennametal Inc.	Filed herewith.

(31.2)	Certification executed by Catherine R. Smith, Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications

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

KENNAMETAL INC.
Date: November 9, 2005	By:	/s/ Timothy A. Hibbard
Timothy A. Hibbard
Corporate Controller and Chief Accounting Officer