Form 10-Q
period 2005-12-31
KENNAMETAL INC
filed 2006-02-09
CIK 55242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005
Commission file number 1-5318
KENNAMETAL INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-0900168
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
World Headquarters
1600 Technology Way
P.O. Box 231
Latrobe, Pennsylvania 15650-0231
(Address of principal executive offices)
Website: www.kennametal.com
Registrant’s telephone number, including area code: (724) 539-5000
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date:

Title Of Each Class	Outstanding at January 31, 2006

Capital Stock, par value $1.25 per share	39,342,767

KENNAMETAL INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2005

Forward-Looking Information
This Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements are likely to relate to, among other things, our goals, plans and projections regarding our financial position, results of operations, cash flows, market position and product development, which are based on current expectations that involve inherent risks and uncertainities, including factors that could delay, divert or change any of them in the next several years. Although it is not possible to predict or identify all factors, they may include the following: global and regional economic conditions; risks associated with the availability and costs of raw materials; energy costs; commodity prices; risks associated with integrating and divesting businesses and achieving the expected savings and synergies; competition; demands on management resources; risks associated with international markets such as currency exchange rates and social and political environments; future terrorist attacks; labor relations; demand for and market acceptance of new and existing products; and risks associated with the implementation of restructuring plans and environmental remediation matters. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31		December 31,
(in thousands, except per share data)	2005	2004	2005	2004
Sales	$585,258	$556,218	$1,154,476	$1,087,654
Cost of goods sold	385,521	374,804	754,869	732,845

Gross profit	199,737	181,414	399,607	354,809
Operating expense	145,282	139,513	292,944	270,462
Amortization of intangibles	1,438	634	2,789	1,171

Operating income	53,017	41,267	103,874	83,176
Interest expense	7,984	6,121	15,813	12,577
Other income, net	(1,096)	(1,240)	(1,972)	(2,814)

Income before provision for income taxes and minority interest	46,129	36,386	90,033	73,413
Provision for income taxes	14,531	7,277	29,590	20,607
Minority interest	511	928	1,259	1,905

Net income	$31,087	$28,181	$59,184	$50,901

PER SHARE DATA
Basic earnings per share	$0.81	$0.77	$1.56	$1.39

Diluted earnings per share	$0.79	$0.74	$1.52	$1.35

Dividends per share	$0.19	$0.17	$0.38	$0.34

Basic weighted average shares outstanding	38,174	36,744	38,014	36,550

Diluted weighted average shares outstanding	39,278	38,016	39,064	37,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	June 30,
(in thousands)	2005	2005
ASSETS
Current assets:
Cash and equivalents	$39,454	$43,220
Accounts receivable, less allowance for doubtful accounts of $16,817 and $16,835	285,004	293,311
Inventories	410,888	386,674
Deferred income taxes	70,176	70,391
Other current assets	32,121	37,466

Total current assets	837,643	831,062

Property, plant and equipment:
Land and buildings	277,254	274,242
Machinery and equipment	1,067,293	1,062,058
Less accumulated depreciation	(829,096)	(816,999)

Net property, plant and equipment	515,451	519,301

Other assets:
Investments in affiliated companies	15,886	15,454
Goodwill	545,018	528,013
Intangible assets, less accumulated amortization of $13,706 and $10,978	121,148	124,778
Deferred income taxes	45,946	47,077
Other	20,672	26,652

Total other assets	748,670	741,974

Total assets	$2,101,764	$2,092,337

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases	$15,181	$7,092
Notes payable to banks	2,056	43,797
Accounts payable	125,764	154,839
Accrued income taxes	32,271	23,022
Accrued expenses	65,494	75,927
Other current liabilities	118,347	123,981

Total current liabilities	359,113	428,658

Long-term debt and capital leases, less current maturities	392,808	386,485
Deferred income taxes	54,591	59,551
Accrued pension and postretirement benefits	201,385	205,122
Other liabilities	30,975	22,199

Total liabilities	1,038,872	1,102,015

Minority interest in consolidated subsidiaries	16,918	17,460

Commitments and contingencies

SHAREOWNERS’ EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 70,000 shares authorized; 39,032 and 38,242 shares issued	48,792	47,805
Additional paid-in capital	573,878	550,364
Retained earnings	488,373	443,869
Treasury shares, at cost; 174 and 115 shares held	(8,107)	(5,367)
Unearned compensation	—	(12,687)
Accumulated other comprehensive loss	(56,962)	(51,122)

Total shareowners’ equity	1,045,974	972,862

Total liabilities and shareowners’ equity	$2,101,764	$2,092,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	December 31,
(in thousands)	2005	2004
OPERATING ACTIVITIES
Net income	$59,184	$50,901
Adjustments for non-cash items:
Depreciation	33,092	30,438
Amortization	2,789	1,171
Stock-based compensation expense	13,826	7,252
Other	(1,490)	(3,019)
Changes in certain assets and liabilities (excluding acquisitions):
Accounts receivable	21,995	17,219
Change in accounts receivable securitization	(9,491)	(2,227)
Inventories	(22,168)	(12,730)
Accounts payable and accrued liabilities	(40,057)	(17,301)
Accrued income taxes	10,357	6,840
Other	7,586	4,882

Net cash flow provided by operating activities	75,623	83,426

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(31,297)	(35,769)
Disposals of property, plant and equipment	1,452	3,333
Acquisitions of business assets, net of cash acquired	(29,811)	(2,554)
Purchase of subsidiary stock	(2,108)	(750)
Other	3,285	3,313

Net cash flow used for investing activities	(58,479)	(32,427)

FINANCING ACTIVITIES
Net decrease in notes payable	(41,757)	(2,307)
Net increase in short-term revolving and other lines of credit	7,600	—
Term debt borrowings	279,974	260,957
Term debt repayments	(262,025)	(316,666)
Purchase of treasury stock	(4,550)	—
Dividend reinvestment and employee benefit and stock plans	23,522	18,883
Cash dividends paid to shareowners	(14,680)	(12,598)
Other	(6,452)	(1,385)

Net cash flow used for financing activities	(18,368)	(53,116)

Effect of exchange rate changes on cash and equivalents	(2,542)	8,345

CASH AND EQUIVALENTS
Net (decrease) increase in cash and equivalents	(3,766)	6,228
Cash and equivalents, beginning of period	43,220	25,940

Cash and equivalents, end of period	$39,454	$32,168

SUPPLEMENTAL DISCLOSURES
Interest paid	$15,078	$12,040
Income taxes paid	12,548	20,289
Contribution of stock to employee defined contribution benefit plans	4,692	4,439
Changes in fair value of interest rate swaps	7,344	(6,790)
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	ORGANIZATION

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

The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with the 2005 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2005 was derived from the audited balance sheet included in our 2005 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal, recurring adjustments. The results for the six months ended December 31, 2005 and 2004 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2006 is to the fiscal year ending June 30, 2006. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

Certain amounts have been reclassified to conform to current year presentation. Long-term revolver borrowings and repayments have been presented on a gross basis in the condensed consolidated statement of cash flows for the period ended December 31, 2004.

3.	STOCK-BASED COMPENSATION

Stock options generally are granted to eligible employees at fair market value on the date of grant. Options are exercisable under specific conditions for up to 10 years from the date of grant. The aggregate number of shares available for issuance under the Amended and Restated Kennametal Inc. Stock and Incentive Plan of 2002 (the 2002 Plan) are 3,750,000. Under the provisions of the 2002 Plan, participants may deliver our stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair value of shares delivered during the six months ended December 31, 2005 was $1.5 million.

In addition to stock option grants, the 2002 Plan permits the award of restricted stock to directors, officers and key employees.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment (revised 2004)” (SFAS 123(R)) effective July 1, 2005. As of the date of adoption, the fair value of unvested stock options, previously granted, was $7.3 million. The unearned stock compensation balance of $12.7 million as of July 1, 2005, related to restricted stock awards granted prior to July 1, 2005 and which was accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), was reclassified into additional paid-in-capital upon adoption of SFAS 123(R). Expense associated with restricted stock grants, subsequent to July 1, 2005, is amortized over the substantive vesting period.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Prior to the adoption of SFAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option” (EITF 00-15). SFAS 123(R) supersedes EITF 00-15, amends SFAS No. 95, “Statement of Cash Flows” and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $2.1 million and $3.0 million for the three and six months ended December 31, 2005, respectively.
SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Stock-based compensation expense for the quarter and six months ended December 31, 2005 includes $1.5 million and $4.6 million, respectively, of stock option expense recorded as a result of the adoption of SFAS 123(R).
SFAS 123(R) established a fair-value-based method of accounting for generally all share-based payment transactions with employees. The Company utilizes the Black-Scholes valuation method to establish fair value of all awards. The assumptions used in our Black-Scholes valuation related to grants made during the period were as follows: risk free interest rate – 4.1 percent, expected life – 5 years, volatility – 24.8 percent and dividend yield – 1.6 percent.
Changes in our stock options for the six months ended December 31, 2005 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Life	Value (in
	Options	Price	(years)	thousands)
Options outstanding, June 30, 2005	3,466,729	$36.70
Granted	504,946	50.62
Exercised	(497,328)	34.58
Lapsed and forfeited	(30,583)	42.98

Options outstanding, December 31, 2005	3,443,764	$39.00	6.7	$41,463

Options exercisable, December 31, 2005	2,367,855	$35.74	6.0	$36,228

Weighted average fair value of options granted during the period		$12.52
The amount of cash received from the exercise of options during the six months ended December 31, 2005 was $15.7 million and the related tax benefit was $3.0 million. The total intrinsic value of options exercised during the six months ended December 31, 2005 was $7.4 million. As of December 31, 2005, the total unrecognized compensation cost related to options outstanding was $9.0 million and is expected to be recognized over a weighted average period of approximately 2.0 years.
Changes in our restricted stock for the six months ended December 31, 2005 were as follows:

		Weighted
		Average Fair
	Shares	Value
Unvested restricted stock, June 30, 2005	512,212	$40.65
Granted	153,776	50.83
Vested	(147,839)	46.06
Lapsed and forfeited	(5,609)	43.93

Unvested restricted stock, December 31, 2005	512,540	$46.29

During the six months ended December 31, 2005, compensation expense related to restricted stock awards was $4.5 million. As of December 31, 2005, the total unrecognized compensation cost related to unvested restricted stock was $16.0 million and is expected to be recognized over a weighted average period of approximately 2.0 years.
Prior to the adoption of SFAS 123(R) and as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) we measured compensation expense related to stock options in accordance with APB 25 and related interpretations which use the intrinsic value method. If compensation expense were determined based on the estimated fair value of options granted, consistent with the methodology in SFAS 123, our net income and earnings per share for the three and six months ended December 31, 2004 would be reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2004	2004
Net income, as reported	$28,181	$50,901
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,757)	(5,218)

Add: Total stock-based employee compensation expense determined under the intrinsic value based method for all awards, net of related tax effects	1,051	2,013

Total pro forma stock-based compensation	$(1,706)	$(3,205)

Pro forma net income	$26,475	$47,696

Basic earnings per share:
As reported	$0.77	$1.39
Pro forma	0.72	1.30

Diluted earnings per share:
As reported	$0.74	$1.35
Pro forma	0.70	1.27

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4.	BENEFIT PLANS

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

The net periodic benefit cost for postretirement benefits for the three and six months ended December 31, 2005 reflect a reduction of $0.1 million and $0.3 million, respectively, related to the recognition of the federal subsidy under Medicare Part D. This reduction reflects the lower interest cost and increase in deferred gains due to the lower APBO. To the extent that the deferred gains and losses exceed 10 percent of the projected benefit obligation, the excess will be amortized to expense.

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

The tables below summarize the components of the net periodic cost of our defined benefit pension plan and other post-employment benefits plan (OPEB) as amended, during the three and six months ended December 31, 2005 and 2004 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Defined Benefit Pension Plans	2005	2004	2005	2004
Service cost	$3,050	$2,361	$6,006	$4,691
Interest cost	8,836	8,564	17,355	17,037
Expected return on plan assets	(9,905)	(9,383)	(19,400)	(18,733)
Amortization of transition obligation	11	39	48	78
Amortization of prior service cost	187	177	367	352
Amortization of actuarial loss	3,430	303	6,849	603

Total net periodic pension cost	$5,609	$2,061	$11,225	$4,028

The increase in service cost is primarily the result of the reduction in discount rates across all of our plans and the updating of the published mortality tables used for our U.S. plans. The increase in the amortization of actuarial losses is due to increased unrecognized actuarial losses, resulting from the reductions in our discount rates and exceeding 10 percent of the projected benefit obligations, that are required to be amortized to expense.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
During the three and six months ended December 31, 2005, the Company contributed $1.9 million and $3.9 million, respectively, to its various defined benefit pension plans. During the three and six months ended December 31, 2005, the Company also expensed contributions of $2.0 million and $4.7 million, respectively, to its defined contribution plan.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
OPEB Plans	2005	2004	2005	2004
Service cost	$209	$167	$417	$334
Interest cost	436	545	872	1,090
Amortization of prior service cost	(858)	(887)	(1,716)	(1,774)
Recognition of actuarial gains	(213)	(226)	(425)	(452)

Total net other postretirement benefit	$(426)	$(401)	$(852)	$(802)

5.	INVENTORIES

Inventories are stated at the lower of cost or market. We use the last-in, first-out (LIFO) method for determining the cost of a significant portion of our U.S. inventories. The cost for the remainder of our inventories is determined under the first-in, first-out or average cost methods. We used the LIFO method of valuing inventories for approximately 46.0 percent and 43.0 percent of total inventories at December 31, 2005 and June 30, 2005, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

Inventories as of the balance sheet dates consisted of the following (in thousands):

	December 31,	June 30,
	2005	2005
Finished goods	$251,108	$244,562
Work in process and powder blends	175,164	132,709
Raw materials and supplies	63,808	40,992

Inventory at current cost	490,080	418,263
Less: LIFO valuation	(79,192)	(31,589)

Total inventories	$410,888	$386,674

6.	ENVIRONMENTAL MATTERS

We are involved in various environmental cleanup and remediation activities at several of our manufacturing facilities. In addition, we are currently named as a potentially responsible party (PRP) at the Li Tungsten Superfund site in Glen Cove, New York. In December 1999, we established a reserve with respect to our involvement in these matters. At December 31, 2005, we have an accrual of $2.7 million remaining relative to this environmental issue. Cash payments made against the reserve during the quarter were immaterial.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Additionally, we also maintain reserves for other potential environmental issues associated with our domestic operations and a location operated by a German subsidiary. At December 31, 2005, the total of these accruals was $0.9 million and represents anticipated costs associated with the remediation of these issues. Cash payments made against this reserve during the quarter were immaterial.

As a result of the acquisition of Extrude Hone Corporation (Extrude Hone), we established a separate environmental reserve of $0.4 million that is used for environmental related activities at Extrude Hone. Cash payments made against the reserve during the quarter were immaterial.

As a result of the Widia acquisition, we established a separate environmental reserve. This reserve is used for environmental clean-up and remediation activities at several Widia manufacturing locations. At December 31, 2005, we have an accrual of $4.8 million remaining relative to this environmental issue. Cash payments made against the reserve during the quarter were immaterial.

7.	INCOME TAXES

The effective tax rate for the quarter ended December 31, 2005 was 31.5% versus 20.0% for the comparable period a year ago. In the current year quarter, we recorded a valuation allowance adjustment of $1.9 million, which reduced income tax expense. This valuation allowance adjustment reflects a change in circumstances that caused a change in judgment about the realizability of certain deferred tax assets in Europe. In the prior year quarter, we recorded valuation allowance adjustments of $6.6 million that related to certain net operating losses in Europe and reduced income tax expense.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was enacted. The Company is currently evaluating its options for repatriation and the corresponding tax impact under this legislation with regards to the effect of a provision within the Act that provides for a special one-time tax deduction of 85.0 percent of foreign earnings that are repatriated to the United States, as defined by the Act. The Company expects to complete this evaluation during the second half of the fiscal year. The Company is considering repatriating, under the Act, an amount between $0.0 and $200.0 million, which would result in an estimated tax cost between $0.0 and $19.0 million. Until its evaluation is completed, the unremitted earnings of the Company’s foreign investments continue to be considered permanently reinvested, and accordingly, no deferred tax liability has been established.

8.	EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that occurs related to the issuance of capital stock under stock option grants and restricted stock awards.

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised stock options and restricted stock awards by 1.1 million and 1.3 million for the three months ended December 31, 2005 and 2004, and 1.1 million and 1.2 million for the six months ended December 31, 2005 and 2004, respectively. Unexercised stock options to purchase our capital stock of 0.7 million and 0.1 million shares for the three months ended December 31, 2005 and 2004, and 0.7 million and 0.3 million for the six months ended December 31, 2005 and 2004, respectively, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore their inclusion would have been anti-dilutive.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9.	COMPREHENSIVE INCOME

Comprehensive income for the three and six months ended December 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income	$31,087	$28,181	$59,184	$50,901
Unrealized gain (loss) on securities available-for-sale, net of tax	460	(57)	450	(67)
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges, net of tax	(7)	(2,393)	63	(3,688)
Reclassification of unrealized loss on matured derivatives, net of tax	589	180	352	443
Minimum pension liability adjustment, net of tax	380	(1,068)	454	(1,186)
Foreign currency translation adjustments	(8,262)	45,382	(7,159)	53,784

Comprehensive income	$24,247	$70,225	$53,344	$100,187

10.	GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill attributable to each segment at June 30, 2005 and December 31, 2005 is as follows (in thousands):

				Translation	December 31,
	June 30, 2005	Acquisitions	Adjustments	Adjustment	2005
MSSG	$216,053	$1,594	$—	$(2,228)	$215,419
AMSG	272,311	8,373	9,326	(60)	289,950
J&L	39,649	—	—	—	39,649

Total	$528,013	$9,967	$9,326	$(2,288)	$545,018

During the quarter ended December 31, 2005, we completed a business acquisition for a purchase price of $17.1 million, which generated goodwill of $8.4 million. We also acquired the remaining interest of a consolidated subsidiary for a purchase price of $2.1 million, which generated goodwill of $1.6 million.
Adjustments recorded during the six months ended December 31, 2005, increased goodwill $9.3 million and represent purchase accounting adjustments related to the 2005 acquisition of Extrude Hone. These adjustments consist primarily of $12.7 million related to a post-closing working capital adjustment, which was paid during the quarter ended December 31, 2005, $2.2 million related to the finalization of the intangible asset valuation and $0.5 million related to environmental reserves. These increases were offset by an adjustment of $6.6 million to deferred tax assets.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The components of our other intangible assets and their useful lives are as follows (in thousands):

		December 31, 2005		June 30, 2005
	Estimated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Contract-based	4 – 15 years	$5,247	$(3,959)	$5,191	$(3,703)
Technology-based and other	4 – 15 years	52,257	(9,190)	44,269	(6,964)
Unpatented technology	30 years	19,159	(557)	28,129	(311)
Trademarks	Indefinite	52,585	—	52,393	—
Intangible pension assets	N/A	5,606	—	5,774	—

Total		$134,854	$(13,706)	$135,756	$(10,978)

During the quarter ended December 31, 2005, we finalized the Extrude Hone intangible asset valuation. This resulted in a reduction of unpatented technology of $8.9 million and an increase of technology-based and other of $5.3 million. In addition, we recorded $3.5 million of identifiable intangible assets related to the current quarter acquisition as follows: technology-based and other of $2.8 million and trademarks of $0.7 million.

11.	SEGMENT DATA

We operate three global business units consisting of MSSG, AMSG and J&L, and Corporate. During 2005, we divested our Full Service Supply (FSS) segment. We do not allocate corporate costs, domestic pension expense, interest expense, other expense, income taxes, stock-based compensation expense or minority interest to the operating segment results presented below.

Our external sales, intersegment sales and operating income by segment for the three and six months ended December 31, 2005 and 2004 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
External sales:
MSSG	$350,430	$336,230	$696,968	$652,100
AMSG	169,491	122,327	327,169	240,213
J&L	65,337	61,338	130,339	122,755
FSS	—	36,323	—	72,586

Total external sales	$585,258	$556,218	$1,154,476	$1,087,654

Intersegment sales:
MSSG	$41,473	$38,225	$89,210	$79,133
AMSG	9,510	8,279	18,774	17,623
J&L	213	442	399	895
FSS	—	731	—	1,567

Total intersegment sales	$51,196	$47,677	$108,383	$99,218

Total sales:
MSSG	$391,903	$374,455	$786,178	$731,233
AMSG	179,001	130,606	345,943	257,836
J&L	65,550	61,780	130,738	123,650
FSS	—	37,054	—	74,153

Total sales	$636,454	$603,895	$1,262,859	$1,186,872

Operating income:
MSSG	$43,473	$42,723	$89,719	$81,595
AMSG	29,102	13,869	52,430	28,402
J&L	6,312	5,866	13,156	11,587
FSS	—	546	—	666
Corporate	(25,870)	(21,737)	(51,431)	(39,074)

Total operating income	$53,017	$41,267	$103,874	$83,176

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
Sales for the quarter ended December 31, 2005 were $585.3 million, an increase of $29.1 million or 5.2 percent from $556.2 million in the prior year quarter. Sales for the six months ended December 31, 2005 were $1,154.5 million, an increase of $66.8 million or 6.1 percent from $1,087.7 million in the prior year. Gross profit for the quarter ended December 31, 2005 increased $18.3 million, or 10.1 percent, from $181.4 million in the prior year quarter to $199.7 million. Gross profit for the six months ended December 31, 2005 increased $44.8 million, or 12.6 percent, from $354.8 million in the prior year to $399.6 million. Net income for the quarter ended December 31, 2005 was $31.1 million, or $0.79 per diluted share, compared to $28.2 million, or $0.74 per diluted share last year. Net income for the six months ended December 31, 2005 was $59.2 million, or $1.52 per diluted share, compared to $50.9 million, or $1.35 per diluted share last year. Earnings benefited from continued volume growth, the net effects of acquisitions and divestiture and product price increases. These benefits were partially offset by significantly increased raw material costs, increased employment costs, a higher effective tax rate and unfavorable foreign currency effects.
Foreign currency exchange rate fluctuations reduced earnings per diluted share by $0.05 for the three months ended December 31, 2005 as compared to the prior year quarter. The impact of foreign currency exchange rate fluctuations on earnings for the six months ended December 31, 2005 was not material as compared to the prior year period. Foreign currency exchange rate fluctuations have materially impacted earnings in the past and may impact future earnings in the short-term and long-term.
SALES
Sales for the quarter ended December 31, 2005 were $585.3 million, an increase of $29.1 million, or 5.2 percent, from $556.2 million in the prior year quarter. The increase in sales is primarily attributed to 8.0 percent organic growth partially offset by unfavorable foreign currency effects of 1.0 percent and the net effects of acquisitions and divestiture. The increase in organic sales is primarily attributed to product price increases implemented to offset raw material cost increases.
Sales for the six months ended December 31, 2005 were $1,154.5 million, an increase of $66.8 million, or 6.1 percent, from $1,087.7 million in the prior year. The increase in sales is primarily attributed to product price increases and market penetration in North America and Asia partially offset by the net effects of acquisitions and divestiture.
GROSS PROFIT
Gross profit for the quarter ended December 31, 2005 increased $18.3 million, or 10.1 percent, to $199.7 million from $181.4 million a year ago. The increase in gross profit is primarily due to product price increases and the net effects of acquisitions and divestiture. Such benefits were partially offset by significantly higher raw material costs and reduced capacity utilization as a result of inventory quantity reductions made during the current year quarter. We believe our raw material costs, particularly tungsten, have recently stabilized and are expected to remain stable throughout the remainder of 2006.
Gross profit margin for the quarter ended December 31, 2005 increased from 32.6 percent last year to 34.1 percent in the current quarter. The gross profit margin benefited from product price increases and the net effects of acquisitions and divestiture. Such benefits were partially offset by significantly higher raw material costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Gross profit for the six months ended December 31, 2005 increased $44.8 million, or 12.6 percent, to $399.6 million from $354.8 million a year ago. The increase in gross profit is primarily due to product price increases, increased sales volume and the net effects of acquisitions and divestiture. Such benefits were partially offset by significantly higher raw material costs.
Gross profit margin for the six months ended December 31, 2005 increased from 32.6 percent last year to 34.6 percent. The gross profit margin benefited from product price increases and the net effects of acquisitions and divestiture. Such benefits were partially offset by significantly higher raw material costs.
OPERATING EXPENSE
Operating expense for the quarter ended December 2005 was $145.3 million, an increase of $5.8 million, or 4.1 percent, compared to $139.5 million a year ago. The increase in operating expense is primarily attributed to $1.5 million related to stock option expense resulting from the adoption of SFAS 123(R), $1.4 million related to increased defined benefit pension expense and other employment costs increases of $5.9 million partially offset by favorable foreign currency effects of $2.1 million.
Operating expense for the six months ended December 2005 was $292.9 million, an increase of $22.4 million, or 8.3 percent, compared to $270.5 million a year ago. The increase in operating expense is primarily attributed to $4.6 million related to stock option expense resulting from the adoption of SFAS 123(R), increased defined benefit pension expense of $2.9 million, increased performance-based bonus provision of $2.5 million, other employment costs increases of $10.4 million and a $3.4 million increase in professional fees driven by the timing of services performed related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
INTEREST EXPENSE
Interest expense for the quarter ended December 31, 2005 increased to $8.0 million from $6.1 million a year ago. This increase is due primarily to an increase in the average domestic borrowing rate to 5.2 percent in 2005 from 4.7 percent in 2004 and a $44.7 million increase in average domestic borrowings due primarily to acquisition activity.
Interest expense for the six months ended December 31, 2005 increased to $15.8 million from $12.6 million a year ago. This increase is due primarily to an increase in the average domestic borrowing rate for the period to 5.2 percent in 2005 from 4.6 percent in 2004 and a $43.9 million increase in average domestic borrowings due primarily to acquisition activity.
OTHER INCOME, NET
Other income decreased $0.1 million for the quarter ended December 31, 2005 to $1.1 million. The decrease is primarily due to unfavorable foreign currency effects of $1.4 million and increased accounts receivable securitization fees of $0.4 million offset by a gain on the sale of a non-core product line of $1.1 million and increased interest income of $0.5 million. Annual sales of the divested product line are immaterial to our consolidated results.
Other income for the six months ended December 31, 2005 was $2.0 million compared to $2.8 million in the prior year. The decrease is primarily due to unfavorable foreign currency effects of $1.7 million and increased accounts receivable securitization fees of $0.9 million offset by a gain on the sale of a non-core product line of $1.1 million and increased interest income of $0.8 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
INCOME TAXES
The effective tax rate for the quarter ended December 31, 2005 was 31.5% versus 20.0% for the comparable period a year ago. In the current year quarter, we recorded a valuation allowance adjustment of $1.9 million, which reduced income tax expense. This valuation allowance adjustment reflects a change in circumstances that caused a change in judgment about the realizability of certain deferred tax assets in Europe. In the prior year quarter, we recorded valuation allowance adjustments of $6.6 million related to certain net operating losses in Europe that reduced income tax expense.
On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was enacted. The Company is currently evaluating its options for repatriation and the corresponding tax impact under this legislation with regards to the effect of a provision within the Act that provides for a special one-time tax deduction of 85.0 percent of foreign earnings that are repatriated to the United States, as defined by the Act. The Company expects to complete this evaluation during the second half of the fiscal year. The Company is considering repatriating, under the Act, an amount between $0.0 and $200.0 million, which would result in an estimated tax cost between $0.0 and $19.0 million. Until its evaluation is completed, the unremitted earnings of the Company’s foreign investments continue to be considered permanently reinvested, and accordingly, no deferred tax liability has been established.
NET INCOME
Net income for the quarter ended December 31, 2005 was $31.1 million, or $0.79 per diluted share, compared to $28.2 million, or $0.74 per diluted share, in the same quarter last year. The increase in net income is a result of the factors previously discussed.
Net income for the six months ended December 31, 2005 was $59.2 million, or $1.52 per diluted share, compared to $50.9 million, or $1.35 per diluted share, in the same period last year. The increase in net income is a result of the factors previously discussed.
BUSINESS SEGMENT REVIEW
Our operations are organized into three global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG) and J&L Industrial Supply (J&L), and Corporate. The presentation of segment information reflects the manner in which we organize segments for making operating decisions and assessing performance.
METALWORKING SOLUTIONS & SERVICES GROUP

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2005	2004	2005	2004
External sales	$350,430	$336,230	$696,968	$652,100
Intersegment sales	41,473	38,225	89,210	79,133
Operating income	43,473	42,723	89,719	81,595
For the quarter ended December 31, 2005, MSSG external sales increased 4.2 percent, or $14.2 million, from the prior year quarter. This increase was driven primarily by growth in North America, Asia Pacific and India, which were up 10.7 percent, 13.9 percent and 29.1 percent, respectively. Sales in Europe decreased 5.1 percent for the quarter compared to prior year due to unfavorable foreign currency effects. MSSG experienced growth across several sectors such as distribution, energy and automotive. Unfavorable foreign currency effects were $4.9 million for the quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the quarter ended December 31, 2005, operating income increased 1.8 percent, or $0.8 million, from the prior year quarter. Operating income was leveraged as a result of sales growth and a continued focus on cost containment. These benefits were partially offset by higher raw material and employment costs.
For the six months ended December 31, 2005, MSSG external sales increased 6.9 percent, or $44.9 million, from the prior year period. This increase was driven primarily by growth in North America, Asia Pacific and India, which were up 12.0 percent, 16.3 percent and 28.8 percent, respectively. MSSG experienced growth across several sectors such as distribution, energy, light engineering and automotive.
Operating income increased 10.0 percent, or $8.1 million, from last year. Operating income was leveraged as a result of sales growth and a continued focus on cost containment. These benefits were partially offset by higher raw material and employment costs.
ADVANCED MATERIALS SOLUTIONS GROUP

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2005	2004	2005	2004
External sales	$169,491	$122,327	$327,169	$240,213
Intersegment sales	9,510	8,279	18,774	17,623
Operating income	29,102	13,869	52,430	28,402
For the quarter ended December 31, 2005, AMSG external sales increased 38.6 percent, or $47.2 million, from the prior year quarter. The increase in sales is attributed to favorable market conditions, product price increases and the effects of acquisitions. The increase in sales was achieved primarily in energy products, engineered products and mining and construction products, which were up 43.1 percent, 28.9 percent and 14.8 percent, respectively.
For the quarter ended December 31, 2005, operating income increased $15.2 million, or 109.8 percent, over the prior year quarter. The increase is attributed to sales growth and the effects of acquisitions. These benefits were partially offset by a significant increase in raw material costs.
For the six months ended December 31, 2005, AMSG external sales increased 36.2 percent, or $87.0 million, from the prior year. The increase in sales is attributed to favorable market conditions, product price increases and the effects of acquisitions. The increase in sales was achieved primarily in mining and construction products, engineered products and energy products, which were up 16.3 percent, 26.6 percent and 36.0 percent, respectively.
Operating income for the six months ended December 31, 2005 increased $24.0 million, or 84.6 percent, over the prior year period. The increase is attributed to sales growth and the effects of acquisitions. These benefits were partially offset by a significant increase in raw material costs.
J&L INDUSTRIAL SUPPLY

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2005	2004	2005	2004
External sales	$65,337	$61,338	$130,339	$122,755
Intersegment sales	213	442	399	895
Operating income	6,312	5,866	13,156	11,587

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
J&L external sales increased $4.0 million, or 6.5 percent, from the prior year quarter. The increase in sales is attributable to new customer growth and increased e-commerce. J&L also experienced growth in the energy and automotive markets. Operating income increased $0.4 million, or 7.6 percent, compared to the prior year quarter. The increase in operating income is the result of sales growth.
For the six months ended December 31, 2005, J&L external sales increased $7.6 million, or 6.2 percent, from the prior year period. The increase in sales is attributable to new customer growth and increased e-commerce. Operating income increased $1.6 million, or 13.5 percent, compared to the prior year. The increase in operating income is a result of the improvement in sales growth.
CORPORATE

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2005	2004	2005	2004
Operating loss	$(25,870)	$(21,737)	$(51,431)	$(39,074)
Corporate represents corporate shared service costs, certain employee benefit costs, stock-based compensation expense and eliminations of operating results between segments. For the quarter ended December 31, 2005, operating loss increased $4.1 million, or 19.0 percent, compared to the prior year. The increase is primarily attributed to an increase in defined benefit pension expense of $3.3 million and stock option expense of $1.5 million resulting from the adoption of SFAS 123(R).
For the six months ended December 31, 2005, operating loss increased $12.4 million, or 31.6 percent, compared to the prior year period. The increase is primarily attributed to an increase in defined benefit pension expense of $4.2 million, stock option expense of $4.6 million resulting from the adoption of SFAS 123(R) and increased performance-based bonus provision of $2.5 million.
DISCUSSION OF CRITICAL ACCOUNTING POLICIES
We adopted SFAS 123(R) effective July 1, 2005. See Note 3 to the condensed consolidated financial statements for a discussion on the effects of adoption and the valuation method and assumptions applied to current period stock option grants.
There have been no other material changes to our critical accounting policies since June 30, 2005.
LIQUIDITY AND CAPITAL RESOURCES
Our cash flow from operations is our primary source of financing for capital expenditures and internal growth. During the six months ended December 31, 2005, we generated $75.6 million in cash flow from operations, a decrease of $7.8 million from $83.4 million for the prior year period. Cash flow provided by operations for the period ended December 31, 2005 consists of net income and non-cash items totaling $107.4 million offset by changes in certain assets and liabilities netting to $31.8 million. Contributing to this change was a decrease in accounts payable and accrued liabilities of $40.1 million and an increase in inventory of $22.2 million resulting from higher raw material costs. The net decrease in accounts receivable of $12.5 million was a result of focused collection efforts. Cash flow provided by operations for the six months ended December 31, 2004 consisted of net income and non-cash items totaling $86.7 million offset by changes in certain assets and liabilities netting to $3.3 million. The most significant components of this change were a decrease in accounts payable and accrued liabilities of $17.3 million and an increase in inventories of $12.7 million offset by a net decrease in accounts receivable of $15.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Net cash flow used for investing activities was $58.5 million for the six months ended December 31, 2005, an increase of $26.1 million, compared to $32.4 million in the prior year period. During the six months ended December 31, 2005, cash used for investing activities includes $31.3 million of purchases of property, plant and equipment, which consisted primarily of equipment upgrades, and $29.8 million for the acquisition of business assets. During the prior year period, cash used for investing activities included $35.8 million of purchases of property, plant and equipment. We have projected our capital expenditures for 2006 to be approximately $80.0 million and to be primarily used to support new strategic initiatives, new products and to upgrade machinery and equipment. We believe this level of capital spending is sufficient to maintain competitiveness and improve productivity.
During the six months ended December 31, 2005, net cash flow used for financing activities was $18.4 million compared to $53.1 million in the same period last year. During the current year period, cash used for financing activities includes a $16.2 million net decrease in borrowings, cash dividends paid to shareowners of $14.7 million and a $4.6 million purchase of treasury stock offset by $23.5 million of dividend reinvestment and the effects of employee benefit and stock plans. During the prior year period, cash used for financing activities included a $58.0 million net decrease in borrowings, cash dividends paid to shareowners of $12.6 million and $18.9 million of dividend reinvestment and the effects of employee benefit and stock plans. As of December 31, 2005, we were in compliance with all debt covenants.
We believe that cash flow from operations and the availability under our credit lines will be sufficient to meet our cash requirements over the next 12 months.
There have been no material changes in our contractual obligations and commitments since June 30, 2005.
OFF-BALANCE SHEET ARRANGEMENTS
The Company is party to a three-year securitization program, which permits us to securitize up to $125.0 million of accounts receivable. As of December 31, 2005, the Company had securitized $100.3 million in accounts receivable.
FINANCIAL CONDITION
Total assets were $2,101.8 million at December 31, 2005, compared to $2,092.3 million at June 30, 2005. Working capital increased $76.1 million to $478.5 million at December 31, 2005 from $402.4 million at June 30, 2005. The increase in working capital is primarily driven by the net reduction of current maturities of long-term debt, capital leases and notes payable of $33.7 million, a decrease in accounts payable and accrued liabilities of $30.3 million and an increase in inventories of $24.2 million related to higher raw material costs, offset by a decrease in accounts receivable of $8.3 million. Total liabilities decreased $63.1 million from June 30, 2005 to $1,038.9 million, primarily due to decreases in accounts payable and accrued liabilities of $30.3 million and total debt, including notes payable, of $27.3 million. Shareowners’ equity increased $73.1 million to $1,046.0 million as of December 31, 2005 from $972.9 million as of June 30, 2005. The increase is primarily a result of net income of $59.2 million and the effect of employee benefit and stock plans of $36.6 million partially offset by cash dividends paid to shareowners of $14.7 million and $4.6 million for the purchase of treasury stock.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have experienced certain changes in our exposure to market risk from June 30, 2005. The fair value of our interest rate swap agreements was a liability of $7.1 million as of December 31, 2005 compared to an asset of $0.2 million as of June 30, 2005. The offset to this liability is a corresponding decrease to long-term debt, as the instruments are accounted for as a fair value hedge of our long-term debt. The $7.3 million decrease in the recorded value of these agreements was non-cash and was the result of marking these instruments to market.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s management evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective at December 31, 2005 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Maximum Number of
	(a)		Shares Purchased as	Shares that May
	Total Number	(b)	Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased(1)	Paid per Share	or Programs (2)	Programs
October 1 through October 31, 2005	3,045	$50.19	N/A	1.7 million
November 1 through November 30, 2005	20,909	$53.61	N/A	1.7 million
December 1 through December 31, 2005	321	$52.20	N/A	1.7 million

Total:	24,275	$53.17	N/A	1.7 million

(1)	586 shares of restricted stock were delivered by employees to Kennametal, upon vesting, to satisfy tax withholding requirements. 23,689 shares of stock were delivered to Kennametal by employees as payment for the exercise price of stock options.

(2)	Under a share repurchase program most recently reaffirmed by Kennametal’s Board of Directors on July 25, 2005, and implemented effective July 1997, Kennametal is authorized to repurchase up to 1.8 million shares of its common stock. The repurchase program does not have a specified expiration date.

ITEM 6. EXHIBITS

(10)	Material Contracts

(10.1)*	Amended and Restated Executive Employment Agreement of Markos I. Tambakeras dated December 6, 2005	Exhibit 10.1 of the Form 8-K filed December 9, 2006 is incorporated herein by reference.

(10.2)*	Amendment to Employment Agreement of Carlos M. Cardoso dated December 6, 2005.	Exhibit 10.2 of the Form 8-K filed December 9, 2006 is incorporated herein by reference.

(31)	Rule 13a-14a/15d-14(a) Certifications

(31.1)	Certification executed by Carlos M. Cardoso, Chief Executive Officer of Kennametal Inc.	Filed herewith.

(31.2)	Certification executed by Catherine R. Smith, Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Carlos M. Cardoso, Chief Executive Officer of Kennametal Inc., and Catherine R. Smith, Chief Financial Officer of Kennametal Inc.	Filed herewith.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date: February 9, 2006	By:	/s/ Timothy A. Hibbard

Timothy A. Hibbard
Corporate Controller and
Chief Accounting Officer