Form 10-Q
period 2006-03-31
KENNAMETAL INC
filed 2006-05-10
CIK 55242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
Commission file number 1-5318
KENNAMETAL INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-0900168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date:

Title Of Each Class	Outstanding at April 30, 2006

Capital Stock, par value $1.25 per share	39,586,910

KENNAMETAL INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

Forward-Looking Information
This Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements are likely to relate to, among other things, our goals, plans and projections regarding our financial position, results of operations, cash flows, market position and product development, which are based on current expectations that involve inherent risks and uncertainities, including factors that could delay, divert or change any of them in the next several years. Although it is not possible to predict or identify all factors, they may include the following: global and regional economic conditions; risks associated with the availability and costs of raw materials; risks relating to divesting J&L Industrial Supply and other businesses; energy costs; commodity prices; risks associated with integrating and divesting businesses and achieving the expected savings and synergies; competition; demands on management resources; risks associated with international markets such as currency exchange rates and social and political environments; future terrorist attacks; labor relations; demand for and market acceptance of new and existing products; and risks associated with the implementation of restructuring plans and environmental remediation matters. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Sales	$631,114	$597,355	$1,785,590	$1,685,009
Cost of goods sold	413,812	386,094	1,168,681	1,118,939

Gross profit	217,302	211,261	616,909	566,070
Operating expense	148,498	146,422	441,442	416,884
Goodwill impairment charge	5,030	4,707	5,030	4,707
Loss on assets held for sale	692	1,546	692	1,546
Amortization of intangibles	1,409	723	4,198	1,894

Operating income	61,673	57,863	165,547	141,039
Interest expense	7,728	6,803	23,541	19,380
Other expense (income), net	117	28	(1,855)	(2,786)

Income before provision for income taxes and minority interest	53,828	51,032	143,861	124,445
Provision for income taxes	20,143	18,933	49,733	39,540
Minority interest	782	1,449	2,041	3,354

Net income	$32,903	$30,650	$92,087	$81,551

PER SHARE DATA
Basic earnings per share	$0.85	$0.83	$2.41	$2.22

Diluted earnings per share	$0.82	$0.80	$2.34	$2.15

Dividends per share	$0.19	$0.17	$0.57	$0.51

Basic weighted average shares outstanding	38,832	37,093	38,283	36,736

Diluted weighted average shares outstanding	39,978	38,253	39,396	37,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	June 30,
(in thousands)	2006	2005
ASSETS
Current assets:
Cash and equivalents	$41,908	$43,220
Accounts receivable, less allowance for doubtful accounts of $15,687 and $16,835	271,580	293,311
Inventories	366,845	386,674
Current assets held for sale	88,185	—
Deferred income taxes	72,807	70,391
Other current assets	28,813	37,466

Total current assets	870,138	831,062

Property, plant and equipment:
Land and buildings	276,386	274,242
Machinery and equipment	1,051,420	1,062,058
Less accumulated depreciation	(819,507)	(816,999)

Net property, plant and equipment	508,299	519,301

Other assets:
Investments in affiliated companies	16,564	15,454
Goodwill	504,872	528,013
Intangible assets, less accumulated amortization of $15,255 and $10,978	119,857	124,778
Deferred income taxes	46,399	47,077
Long-term assets held for sale	50,243	—
Other	40,246	26,652

Total other assets	778,181	741,974

Total assets	$2,156,618	$2,092,337

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases	$1,595	$7,092
Notes payable to banks	2,793	43,797
Accounts payable	111,826	154,839
Accrued income taxes	35,495	23,022
Accrued expenses	78,476	75,927
Current liabilities of operations held for sale	27,474	—
Other current liabilities	129,186	123,981

Total current liabilities	386,845	428,658

Long-term debt and capital leases, less current maturities	361,518	386,485
Deferred income taxes	52,927	59,551
Accrued pension and postretirement benefits	186,371	205,122
Other liabilities	35,793	22,199

Total liabilities	1,023,454	1,102,015

Minority interest in consolidated subsidiaries	18,054	17,460

Commitments and contingencies

SHAREOWNERS’ EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 70,000 shares authorized; 39,922 and 38,242 shares issued	49,905	47,805
Additional paid-in capital	612,155	550,364
Retained earnings	513,782	443,869
Treasury shares, at cost; 375 and 115 shares held	(20,131)	(5,367)
Unearned compensation	—	(12,687)
Accumulated other comprehensive loss	(40,601)	(51,122)

Total shareowners’ equity	1,115,110	972,862

Total liabilities and shareowners’ equity	$2,156,618	$2,092,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	March 31,
(in thousands)	2006	2005
OPERATING ACTIVITIES
Net income	$92,087	$81,551
Adjustments for non-cash items:
Depreciation	49,433	46,646
Amortization	4,198	1,894
Stock-based compensation expense	17,911	10,712
Goodwill impairment charge	5,030	4,707
Loss on assets held for sale (including 2006 inventory charge)	8,047	1,546
Other	(632)	(400)
Changes in certain assets and liabilities (excluding acquisitions):
Accounts receivable	(6,440)	(18,043)
Change in accounts receivable securitization	(3,680)	3,269
Inventories	(24,197)	(21,481)
Accounts payable and accrued liabilities	(41,586)	9,690
Accrued income taxes	12,111	16,983
Other	4,971	12,657

Net cash flow provided by operating activities	117,253	149,731

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(49,458)	(57,292)
Disposals of property, plant and equipment	1,900	3,912
Acquisitions of business assets, net of cash acquired	(31,072)	(136,148)
Purchase of subsidiary stock	(2,108)	(750)
Other	4,437	3,371

Net cash flow used for investing activities	(76,301)	(186,907)

FINANCING ACTIVITIES
Net decrease in notes payable	(41,025)	2,102
Net decrease in short-term revolving and other lines of credit	(3,500)	23,900
Term debt borrowings	386,591	476,187
Term debt repayments	(398,682)	(467,559)
Purchase of treasury stock	(13,803)	—
Dividend reinvestment and employee benefit and stock plans	56,899	27,273
Cash dividends paid to shareowners	(22,174)	(18,978)
Other	(4,221)	(4,332)

Net cash flow (used for) provided by financing activities	(39,915)	38,593

Effect of exchange rate changes on cash and equivalents	(2,349)	7,435

CASH AND EQUIVALENTS
Net (decrease) increase in cash and equivalents	(1,312)	8,852
Cash and equivalents, beginning of period	43,220	25,940

Cash and equivalents, end of period	$41,908	$34,792

SUPPLEMENTAL DISCLOSURES
Interest paid	$16,998	$13,978
Income taxes paid	30,692	28,165
Contribution of stock to employee defined contribution benefit plans	6,554	6,531
Changes in fair value of interest rate swaps	11,555	(1,952)
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	ORGANIZATION

Kennametal Inc. was incorporated in Pennsylvania in 1943 and maintains its world headquarters in Latrobe, Pennsylvania. Kennametal Inc. and its subsidiaries (collectively, “Kennametal” or the “Company”) is a leading global supplier of tooling, engineered components and advanced materials consumed in production processes. End users of our products include metalworking manufacturers and suppliers in the aerospace, automotive, machine tool and farm machinery industries, as well as manufacturers and suppliers in the highway construction, coal mining, quarrying and oil and gas exploration industries. Our end users’ products include items ranging from airframes to coal, medical implants to oil wells and turbochargers to motorcycle parts. We currently operate three global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG) and J&L Industrial Supply (J&L), as well as our corporate functional shared services.

As discussed in Note 4, the Company is divesting of its J&L segment.

2.	BASIS OF PRESENTATION

The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with the 2005 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2005 was derived from the audited balance sheet included in our 2005 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal, recurring adjustments. The results for the nine months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2006 is to the fiscal year ending June 30, 2006. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

3.	STOCK-BASED COMPENSATION

Stock options generally are granted to eligible employees at fair market value on the date of grant. Options are exercisable under specific conditions for up to 10 years from the date of grant. The aggregate number of shares available for issuance under the Amended and Restated Kennametal Inc. Stock and Incentive Plan of 2002 (the 2002 Plan) are 3,750,000. Under the provisions of the 2002 Plan, participants may deliver our stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair value of shares delivered during the nine months ended March 31, 2006 was $3.1 million. In addition to stock option grants, the 2002 Plan permits the award of restricted stock to directors, officers and key employees.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Prior to the adoption of SFAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force Issue No. 00-15 (EITF), “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option” (EITF 00-15). SFAS 123(R) supersedes EITF 00-15, amends SFAS No. 95, “Statement of Cash Flows” and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $10.9 million and $14.8 million for the three and nine months ended March 31, 2006, respectively.

SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Stock-based compensation expense for the three and nine months ended March 31, 2006 includes $1.7 million and $6.4 million, respectively, of stock option expense recorded as a result of the adoption of SFAS 123(R). Included in these amounts is $0.4 million of stock option expense recorded in conjunction with the J&L divestiture.

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

Changes in our stock options for the nine months ended March 31, 2006 were as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Life	Intrinsic Value
	Options	Exercise Price	(years)	(in thousands)

Options outstanding, June 30, 2005	3,466,729	$36.70
Granted	513,746	50.75
Exercised	(1,309,697)	33.65
Lapsed and forfeited	(44,204)	44.33

Options outstanding, March 31, 2006	2,626,574	$40.85	6.9	$53,422

Options exercisable, March 31, 2006	1,588,664	$37.23	5.7	$38,064

Weighted average fair value of options granted during the period		$12.56
The amount of cash received from the exercise of options during the nine months ended March 31, 2006 was $23.8 million and the related tax benefit was $13.8 million. The total intrinsic value of options exercised during the nine months ended March 31, 2006 was $28.9 million. As of March 31, 2006, the total unrecognized compensation cost related to options outstanding was $6.9 million and is expected to be recognized over a weighted average period of approximately 2 years.

Changes in our restricted stock for the nine months ended March 31, 2006 were as follows:

		Weighted Average
	Shares	Fair Value

Unvested restricted stock, June 30, 2005	510,592	$39.72
Granted	153,425	50.86
Vested	(162,136)	37.74
Lapsed and forfeited	(11,578)	45.09

Unvested restricted stock, March 31, 2006	490,303	$43.73

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
During the nine months ended March 31, 2006, compensation expense related to restricted stock awards was $5.0 million. Included in this amount is $0.8 million of restricted stock award expense recorded in conjunction with the J&L divestiture. As of March 31, 2006, the total unrecognized compensation cost related to unvested restricted stock was $11.5 million and is expected to be recognized over a weighted average period of approximately 2 years.

Prior to the adoption of SFAS 123(R) and as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) we measured compensation expense related to stock options in accordance with APB 25 and related interpretations which use the intrinsic value method. If compensation expense were determined based on the estimated fair value of options granted, consistent with the methodology in SFAS 123, our net income and earnings per share for the three and nine months ended March 31, 2005 would be reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2005	2005

Net income, as reported	$30,650	$81,551
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,135)	(7,353)

Add: Total stock-based employee compensation expense determined under the intrinsic value based method for all awards, net of related tax effects	860	2,873

Total pro forma stock-based compensation	(1,275)	(4,480)

Pro forma net income	$29,375	$77,071

Basic earnings per share:
As reported	$0.83	$2.22
Pro forma	0.79	2.10

Diluted earnings per share:
As reported	$0.80	$2.15
Pro forma	0.77	2.03
4.	OPERATIONS HELD FOR SALE

During the quarter ended March 31, 2006, the Company’s Board of Directors approved plans to divest of J&L and our UK-based high speed steel business, a component of MSSG. In March 2006, we signed preliminary agreements to sell these businesses for approximately $351.5 million, subject to working capital adjustments. These transactions are expected to close by the end of the fourth quarter of 2006. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) we recorded the assets of these businesses as held for sale as of March 31, 2006.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Both preliminary sales agreements include extended supply agreements that management deems to be both quantitatively and qualitatively material to the overall operations of the disposed components and constitutes significant continuing involvement as defined in EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”. As such, the results of operations of J&L and our UK-based high speed steel business (the disposal groups) are reported in continuing operations. The effects of suspending depreciation were immaterial for the three and nine months ended March 31, 2006. The disposal groups were measured at the lower of their carrying amounts or fair values less costs to sell. We anticipate recording a gain of approximately $230.0 million during the fourth quarter of 2006 related to the J&L divestiture. We recorded a $7.4 million charge related to inventory included in cost of goods sold and a $0.7 million charge related to property, plant and equipment included in loss on assets held for sale related to the UK-based high speed steel divestiture.

The major classes of assets and liabilities of operations held for sale in the condensed consolidated balance sheets are as follows (in thousands):

March 31,
2006
Assets:
Accounts receivable, net	$39,404
Inventories	44,108
Other current assets	4,673

Current assets held for sale	88,185

Property, plant and equipment, net	9,806
Goodwill and intangible assets	39,672
Other long-term assets	765

Long-term assets held for sale	50,243

Total assets held for sale	$138,428

Liabilities:
Accounts payable	$25,131
Other	2,343

Total liabilities of operations held for sale	$27,474

5.	BENEFIT PLANS

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The net other postretirement benefits for the three and nine months ended March 31, 2006 reflect a reduction of $0.1 million and $0.4 million, respectively, related to the recognition of the federal subsidy under Medicare Part D. This reduction reflects the lower interest cost and increase in deferred gains due to the lower APBO. To the extent that the deferred gains and losses exceed 10 percent of the projected benefit obligation, the excess will be amortized to expense.

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

The tables below summarize the components of the net periodic cost of our defined benefit pension plan and other post-employment benefits plan (OPEB) as amended, during the three and nine months ended March 31, 2006 and 2005 (in thousands):
     Defined Benefit Pension Plans

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Service cost	$2,830	$2,390	$8,836	$7,081
Interest cost	8,403	8,642	25,759	25,680
Expected return on plan assets	(9,286)	(9,412)	(28,686)	(28,145)
Amortization of transition obligation	48	41	97	119
Amortization of prior service cost	205	178	571	530
Amortization of actuarial loss	3,498	309	10,348	912
Effect of divestiture	—	386	—	386

Total net periodic pension cost	$5,698	$2,534	$16,925	$6,563

The increase in net periodic pension cost is primarily the result of the reduction in discount rates across all of our plans and the updating of the published mortality tables used for our U.S. plans.

During the three and nine months ended March 31, 2006, the Company contributed $34.9 million and $38.8 million, respectively, to its various defined benefit pension plans. These amounts include $33.0 million of additional funding to our UK defined benefit pension plans. During the three and nine months ended March 31, 2006, the Company also expensed contributions of $1.9 million and $6.6 million, respectively, to its defined contribution plan.
     OPEB Plans

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Service cost	$208	$167	$625	$501
Interest cost	436	545	1,308	1,635
Amortization of prior service cost	(858)	(887)	(2,574)	(2,661)
Recognition of actuarial gains	(213)	(226)	(638)	(678)
Effect of divestiture	—	(63)	—	(63)

Total net other postretirement benefit	$(427)	$(464)	$(1,279)	$(1,266)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6.	INVENTORIES

Inventories are stated at the lower of cost or market. We use the last-in, first-out (LIFO) method for determining the cost of a significant portion of our U.S. inventories. The cost for the remainder of our inventories is determined under the first-in, first-out or average cost methods. We used the LIFO method of valuing inventories for approximately 50.0 percent and 43.0 percent of total inventories at March 31, 2006 and June 30, 2005, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

Inventories as of the balance sheet dates consisted of the following (in thousands):

	March 31,	June 30,
	2006	2005
Finished goods	$202,575	$244,562
Work in process and powder blends	172,713	132,709
Raw materials and supplies	63,599	40,992

Inventory at current cost	438,887	418,263
Less: LIFO valuation	(72,042)	(31,589)

Total inventories	$366,845	$386,674

7.	ENVIRONMENTAL MATTERS

We are involved in various environmental clean-up and remediation activities at several of our manufacturing facilities. In addition, we are currently named as a potentially responsible party (PRP) at the Li Tungsten Superfund site in Glen Cove, New York. In December 1999, we established a reserve with respect to our involvement in these matters. At March 31, 2006, we have an accrual of $2.7 million remaining relative to this environmental issue. Cash payments made against the reserve during the quarter were immaterial.

In addition to the amount currently reserved, we may be subject to loss contingencies related to these matters estimated to be up to an additional $3.0 million. We believe that such undiscounted unreserved losses are reasonably possible but are not currently considered to be probable of occurrence.

On March 20, 2006, we were notified by the United States Environmental Protection Agency (USEPA) that we have been named as a PRP at the Alternate Energy Resources, Inc. site located in Augusta, Georgia. The proceedings in this matter have not yet progressed to a stage where it is possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, or the amount of liability, if any, of the Company alone or in relation to that of any other PRPs.

Additionally, we also maintain reserves for other potential environmental issues associated with our operations. At March 31, 2006, the total of these accruals was $6.2 million and represents anticipated costs associated with the remediation of these issues. Cash payments made against these reserves during the quarter were immaterial. These reserves increased $0.1 million during the current quarter due to foreign currency translation adjustments.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8.	INCOME TAXES

The effective income tax rate for the quarter ended March 31, 2006 was 37.4% versus 37.1% for the comparable period a year ago. In the current year quarter, the effective tax rate was increased as a result of impairment charges related to the UK-based high speed steel business divestiture and goodwill impairment in our MSSG consumer retail product line for which no tax benefit was recognized. The impact of these charges was partially offset by a reduction to the tax rate associated with a favorable mix of earnings compared to prior year and other discrete items. In the prior year quarter, the effective tax rate was increased by a goodwill impairment charge related to the Full Service Supply (FSS) divestiture for which no tax benefit was recognized, as well as unfavorable adjustments related to tax contingencies.

On October 22, 2004, the American Jobs Creation Act of 2004 was enacted. The Company is currently evaluating its options for repatriation and the corresponding tax impact under this legislation with regards to the effect of a provision within the act that provides for a special one-time tax deduction of 85.0 percent of foreign earnings that are repatriated to the United States, as defined by the act. The Company expects to complete this evaluation during the fourth quarter of 2006. The Company is considering repatriating, under the act, an amount between $0.0 and $200.0 million, which would result in an estimated tax cost between $0.0 and $19.0 million. Until its evaluation is completed, the unremitted earnings of the Company’s foreign investments continue to be considered permanently reinvested, and accordingly, no deferred tax liability has been established.

9.	EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that occurs related to the issuance of capital stock under stock option grants and restricted stock awards.

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised stock options and restricted stock awards by 1.1 million and 1.2 million for the three months ended March 31, 2006 and 2005, and 1.1 million and 1.2 million for the nine months ended March 31, 2006 and 2005, respectively. Unexercised stock options to purchase our capital stock of 0.4 million and 0.2 million shares for the three months ended March 31, 2006 and 2005, and 0.6 million and 0.4 million for the nine months ended March 31, 2006 and 2005, respectively, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore their inclusion would have been anti-dilutive.

10.	COMPREHENSIVE INCOME

Comprehensive income for the three and nine months ended March 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net income	$32,903	$30,650	$92,087	$81,551
Unrealized (loss) gain on securities available-for-sale, net of tax	—	(10)	450	(77)
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges, net of tax	(187)	1,219	(124)	(2,469)
Reclassification of unrealized (gain) loss on matured derivatives, net of tax	(1)	1,223	351	1,666
Minimum pension liability adjustment, net of tax	4,482	507	4,936	(679)
Foreign currency translation adjustments	12,067	(22,114)	4,908	31,670

Comprehensive income	$49,264	$11,475	$102,608	$111,662

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11.	GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill attributable to each segment at June 30, 2005 and March 31, 2006 is as follows (in thousands):

	June 30,				Translation	March 31,
	2005	Acquisitions	Impairment	Adjustments	Adjustments	2006
MSSG	$216,053	$1,594	$(5,030)	$—	$(667)	$211,950
AMSG	272,311	9,634	—	10,681	296	292,922
J&L	39,649	—		(39,649)	—	—

Total	$528,013	$11,228	$(5,030)	$(28,968)	$(371)	$504,872

During the nine months ended March 31, 2006, we completed a business acquisition for a purchase price of $18.4 million, which generated goodwill of $9.6 million. We also acquired the remaining interest of a consolidated subsidiary for a purchase price of $2.1 million, which generated goodwill of $1.6 million.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we recorded a $5.0 million goodwill impairment charge related to our MSSG consumer retail product line during the quarter ended March 31, 2006, based on a discounted cash flow analysis.

Adjustments recorded during the nine months ended March 31, 2006 increased goodwill $10.7 million and represent final purchase accounting adjustments related to the acquisition of Extrude Hone. These adjustments consist primarily of $12.7 million related to a post-closing working capital adjustment, which was paid during the quarter ended December 31, 2005, $2.2 million related to the finalization of the intangible asset valuation and $1.6 million related to the resolution of contingent items associated with the acquisition. These increases were offset by an adjustment of $6.8 million to deferred taxes.

During the quarter ended March 31, 2006, we entered into a preliminary sales agreement to divest of J&L. As a result of this transaction, and in accordance with SFAS 144, we classified the related $39.6 million of goodwill as long-term assets held for sale as of March 31, 2006.

The components of our other intangible assets and their useful lives are as follows (in thousands):

		March 31, 2006		June 30, 2005
	Estimated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Contract-based	4 – 15 years	$5,222	$(4,028)	$5,191	$(3,703)
Technology-based and other	4 – 15 years	52,547	(10,429)	44,269	(6,964)
Unpatented technology	30 years	19,199	(798)	28,129	(311)
Trademarks	Indefinite	53,180	—	52,393	—
Intangible pension assets	N/A	4,964	—	5,774	—

Total		$135,112	$(15,255)	$135,756	$(10,978)

12.	SEGMENT DATA

We currently operate three global business units consisting of MSSG, AMSG and J&L, and Corporate. During 2005, we divested of our FSS segment. We do not allocate corporate costs, domestic pension expense, interest expense, other expense, income taxes, stock-based compensation expense or minority interest to the operating segment results presented below.

As discussed in Note 4, the Company is divesting of its J&L segment.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Our external sales, intersegment sales and operating income by segment for the three and nine months ended March 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
External sales:
MSSG	$373,951	$357,197	$1,070,919	$1,009,297
AMSG	182,777	135,460	509,946	375,673
J&L	74,386	67,054	204,725	189,809
FSS	—	37,644	—	110,230

Total external sales	$631,114	$597,355	$1,785,590	$1,685,009

Intersegment sales:
MSSG	$50,573	$38,137	$139,783	$117,270
AMSG	10,141	8,234	28,915	25,857
J&L	220	463	619	1,358
FSS	—	717	—	2,284

Total intersegment sales	$60,934	$47,551	$169,317	$146,769

Total sales:
MSSG	$424,524	$395,334	$1,210,702	$1,126,567
AMSG	192,918	143,694	538,861	401,530
J&L	74,606	67,517	205,344	191,167
FSS	—	38,361	—	112,514

Total sales	$692,048	$644,906	$1,954,907	$1,831,778

Operating income:
MSSG	$45,605	$53,555	$135,324	$135,150
AMSG	33,274	22,211	85,704	50,613
J&L	9,454	7,915	22,610	19,502
FSS	—	(5,036)	—	(4,370)
Corporate	(26,660)	(20,782)	(78,091)	(59,856)

Total operating income	$61,673	$57,863	$165,547	$141,039

13.	SUBSEQUENT EVENT

On April 13, 2006, the Board of Directors approved a plan and we entered into a preliminary sales agreement to divest of our Kemmer Praezision Electronics Business. This plan was approved in lieu of a manufacturing rationalization plan of our electronics business. In accordance with SFAS 144, we recorded the assets of this business as held for sale in April 2006. The divestiture is expected to be completed in two transactions; the first of which was completed on April 28, 2006, and the second is expected to be completed during the first quarter of 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
Sales for the three months ended March 31, 2006 were $631.1 million, an increase of $33.7 million or 5.7 percent from $597.4 million in the prior year quarter. Sales for the nine months ended March 31, 2006 were $1,785.6 million, an increase of $100.6 million or 6.0 percent from $1,685.0 million in the prior year. Gross profit for the three months ended March 31, 2006 increased $6.0 million, or 2.9 percent, from $211.3 million in the prior year quarter to $217.3 million. Gross profit for the nine months ended March 31, 2006 increased $50.8 million, or 9.0 percent, from $566.1 million in the prior year to $616.9 million. Net income for the quarter ended March 31, 2006 was $32.9 million, or $0.82 per diluted share, compared to $30.7 million, or $0.80 per diluted share last year. Net income for the nine months ended March 31, 2006 was $92.1 million, or $2.34 per diluted share, compared to $81.6 million, or $2.15 per diluted share last year. Earnings benefited from continued volume growth as well as product price increases. These benefits were partially offset by significantly increased raw material costs, increased employment costs and unfavorable foreign currency effects. Also impacting earnings were gross charges of $13.0 million: $8.0 million of divestiture-related charges associated with our UK-based high speed steel business and $5.0 million of MSSG consumer product line goodwill impairment charge.
Foreign currency exchange rate fluctuations reduced earnings per diluted share by $0.06 and $0.10 for the three and nine months ended March 31, 2006, respectively, as compared to the prior year periods. Foreign currency exchange rate fluctuations have materially impacted earnings in the past and may impact future earnings in the short-term and long-term.
SALES
Sales for the quarter ended March 31, 2006 were $631.1 million, an increase of $33.7 million, or 5.7 percent, from $597.4 million in the prior year quarter. The increase in sales is primarily attributed to 12.0 percent organic growth partially offset by unfavorable foreign currency effects of 3.0 percent and the net effect of acquisitions and divestitures of 3.0 percent.
Sales for the nine months ended March 31, 2006 were $1,785.6 million, an increase of $100.6 million, or 6.0 percent, from $1,685.0 million in the prior year. The increase in sales is primarily attributed to 9.0 percent organic growth partially offset by the net effect of acquisitions and divestitures of 2.0 percent.
The increase in organic sales for the three and nine months ended March 31, 2006 is primarily attributed to market penetration and product price increases implemented to offset raw material cost increases.
GROSS PROFIT
Gross profit for the quarter ended March 31, 2006 increased $6.0 million, or 2.9 percent, to $217.3 million from $211.3 million a year ago. The increase in gross profit is primarily due to increased volume, cost reductions and product price increases partially offset by significantly higher raw material costs and a $7.4 million charge related to the divestiture of our UK-based high speed steel business.
Gross profit margin for the quarter ended March 31, 2006 decreased from 35.4 percent last year to 34.4 percent in the current quarter. The gross profit margin benefited from product price increases and the net effects of acquisitions and divestitures. Such benefits were more than offset by significantly higher raw material costs and a 1.2 percent charge related to the divestiture of our UK-based high speed steel business.
Gross profit for the nine months ended March 31, 2006 increased $50.8 million, or 9.0 percent, to $616.9 million from $566.1 million a year ago. The increase in gross profit is primarily due to product price increases and the net effects of acquisitions and divestitures. Such benefits were partially offset by significantly higher raw material costs and a $7.4 million charge related to the divestiture of our UK-based high speed steel business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross profit margin for the nine months ended March 31, 2006 increased from 33.6 percent last year to 34.5 percent. The gross profit margin benefited from product price increases and the net effects of acquisitions and divestitures. Such benefits were partially offset by significantly higher raw material costs, unfavorable foreign currency effects of 0.7 percent and a 0.5 percent charge related to the divestiture of our UK-based high speed steel business.
OPERATING EXPENSE
Operating expense for the quarter ended March 31, 2006 was $148.5 million, an increase of $2.1 million, or 1.4 percent, compared to $146.4 million a year ago. The increase in operating expense is primarily attributed to $1.9 million of J&L divestiture-related costs, employment cost increases of $1.7 million, $1.4 million of stock option expense resulting from the adoption of SFAS 123(R) and defined benefit pension expense increases of $1.3 million, partially offset by favorable foreign currency effects of $4.7 million.
Operating expense for the nine months ended March 31, 2006 was $441.4 million, an increase of $24.5 million, or 5.9 percent, compared to $416.9 million a year ago. The increase in operating expense is primarily attributed to employment cost increases of $15.4 million, $6.0 million of stock option expense resulting from the adoption of SFAS 123(R), defined benefit pension expense increases of $4.1 million and a $3.6 million increase in professional fees primarily driven by the timing of services performed related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, partially offset by favorable foreign currency effects of $5.4 million.
INTEREST EXPENSE
Interest expense for the quarter ended March 31, 2006 increased to $7.7 million from $6.8 million a year ago. This increase is due primarily to an increase in the average domestic borrowing rate to 5.7 percent in 2006 from 4.8 percent in 2005.
Interest expense for the nine months ended March 31, 2006 increased to $23.5 million from $19.4 million a year ago. This increase is due primarily to an increase in the average domestic borrowing rate for the period to 5.4 percent in 2006 from 4.7 percent in 2005 and a $19.3 million increase in average domestic borrowings due primarily to acquisition activity.
OTHER EXPENSE (INCOME), NET
There were no significant items noted in other expense (income) for the quarters ended March 31, 2006 and 2005.
Other income for the nine months ended March 31, 2006 was $1.9 million compared to $2.8 million in the prior year. The decrease is primarily due to unfavorable foreign currency effects of $2.1 million and increased accounts receivable securitization fees of $1.3 million offset by a gain on the sale of a non-core product line of $1.1 million and increased interest income of $1.1 million.
INCOME TAXES
The effective income tax rate for the quarter ended March 31, 2006 was 37.4% versus 37.1% for the comparable period a year ago. In the current year quarter, the effective tax rate was increased as a result of impairment charges related to the UK-based high speed steel business divestiture and goodwill impairment in our MSSG consumer retail product line for which no tax benefit was recognized. The impact of these charges was partially offset by a reduction to the tax rate associated with a favorable mix of earnings compared to prior year and other discrete items. In the prior year quarter, the effective tax rate was increased by a goodwill impairment charge related to the Full Service Supply (FSS) divestiture for which no tax benefit was recognized, as well as unfavorable adjustments related to tax contingencies.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On October 22, 2004, the American Jobs Creation Act of 2004 was enacted. The Company is currently evaluating its options for repatriation and the corresponding tax impact under this legislation with regards to the effect of a provision within the act that provides for a special one-time tax deduction of 85.0 percent of foreign earnings that are repatriated to the United States, as defined by the act. The Company expects to complete this evaluation during the fourth quarter of 2006. The Company is considering repatriating, under the act, an amount between $0.0 and $200.0 million, which would result in an estimated tax cost between $0.0 and $19.0 million. Until its evaluation is completed, the unremitted earnings of the Company’s foreign investments continue to be considered permanently reinvested, and accordingly, no deferred tax liability has been established.
NET INCOME
Net income for the quarter ended March 31, 2006 was $32.9 million, or $0.82 per diluted share, compared to $30.7 million, or $0.80 per diluted share, in the same quarter last year. The increase in net income is a result of the factors previously discussed.
Net income for the nine months ended March 31, 2006 was $92.1 million, or $2.34 per diluted share, compared to $81.6 million, or $2.15 per diluted share, in the same period last year. The increase in net income is a result of the factors previously discussed.
BUSINESS SEGMENT REVIEW
Our operations are currently organized into three global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG) and J&L Industrial Supply (J&L) and Corporate. The presentation of segment information reflects the manner in which we organize segments for making operating decisions and assessing performance.
As discussed in Note 4 to the condensed consolidated financial statements, the Company is divesting of its J&L segment.
METALWORKING SOLUTIONS & SERVICES GROUP

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2006	2005	2006	2005
External sales	$373,951	$357,197	$1,070,919	$1,009,297
Intersegment sales	50,573	38,137	139,783	117,270
Operating income	45,605	53,555	135,324	135,150
For the quarter ended March 31, 2006, MSSG external sales increased 4.7 percent, or $16.8 million, from the prior year quarter. This increase was driven primarily by growth in North American cemented carbide products and high speed steel products, which were up 14.3 percent and 8.2, respectively. Sales in Europe decreased 2.7 percent for the quarter compared to prior year due to unfavorable foreign currency effects. MSSG experienced growth across several sectors such as distribution, energy and automotive. Unfavorable foreign currency effects were $13.5 million for the quarter.
For the quarter ended March 31, 2006, MSSG showed sales growth and continued cost containment despite operating income decreasing 14.8 percent, or $8.0 million from the prior year quarter. The decrease in operating income is primarily attributable $13.0 million of charges incurred during the quarter, including $8.0 million of divestiture-related charges related to our UK-based high speed steel business and $5.0 million of goodwill impairment charges related to our consumer retail product line business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the nine months ended March 31, 2006, MSSG external sales increased 6.1 percent, or $61.6 million, from the prior year period. This increase was driven primarily by growth in North American cemented carbide products and high speed steel products, which were up 13.9 percent and 8.9 percent, respectively. Sales in Europe decreased 1.9 percent for the period compared to prior year due to unfavorable foreign currency effects. MSSG experienced growth across several sectors such as distribution, automotive, energy and light engineering. Unfavorable foreign currency effects were $12.4 million for the period.
For the nine months ended March 31, 2006, MSSG continued to show sales growth and cost containment despite operating income remaining flat year over year. The above were offset by $13.0 million of charges incurred during the period, including $8.0 million of divestiture-related charges associated with our UK-based high speed steel business and $5.0 million of goodwill impairment charges related to our MSSG consumer retail product line business as well as higher raw material costs.
ADVANCED MATERIALS SOLUTIONS GROUP

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2006	2005	2006	2005
External sales	$182,777	$135,460	$509,946	$375,673
Intersegment sales	10,141	8,234	28,915	25,857
Operating income	33,274	22,211	85,704	50,613
For the quarter ended March 31, 2006, AMSG external sales increased 34.9 percent, or $47.3 million, from the prior year quarter. The increase in sales is attributed to favorable market conditions, product price increases and the effects of acquisitions. The increase in sales was achieved primarily in energy products, mining and construction products and engineered products, which were up 56.3 percent, 19.7 percent and 23.1 percent, respectively.
For the quarter ended March 31, 2006, operating income increased $11.1 million, or 49.8 percent, over the prior year quarter. The increase is attributed to sales growth and the effects of acquisitions. These benefits were partially offset by a significant increase in raw material costs.
For the nine months ended March 31, 2006, AMSG external sales increased 35.7 percent, or $134.3 million, from the prior year. The increase in sales is attributed to favorable market conditions, product price increases and the effects of acquisitions. The increase in sales was achieved primarily in energy products, mining and construction products and engineered products, which were up 43.1 percent, 17.5 percent and 25.3 percent, respectively.
Operating income for the nine months ended March 31, 2006 increased $35.1 million, or 69.3 percent, over the prior year period. The increase is attributed to sales growth and the effects of acquisitions. These benefits were partially offset by a significant increase in raw material costs.
J&L INDUSTRIAL SUPPLY

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2006	2005	2006	2005
External sales	$74,386	$67,054	$204,725	$189,809
Intersegment sales	220	463	619	1,358
Operating income	9,454	7,915	22,610	19,502

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

J&L external sales increased $7.3 million, or 10.9 percent, from the prior year quarter. The increase in sales is attributable to customer penetration within the metalworking market served. Operating income increased $1.5 million, or 19.4 percent, compared to the prior year quarter. The increase in operating income is the result of sales leverage and continued focus on cost containment.
For the nine months ended March 31, 2006, J&L external sales increased $14.9 million, or 7.9 percent, from the prior year period. The increase in sales is attributable to growth across all sales channels. Operating income increased $3.1 million, or 15.9 percent, compared to the prior year. The increase in operating income is a result of sales growth and a continued focus on cost containment.
CORPORATE

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2006	2005	2006	2005
Operating loss	$(26,660)	$(20,782)	$(78,091)	$(59,856)
Corporate represents corporate shared service costs, certain employee benefit costs, stock-based compensation expense and eliminations of operating results between segments. For the quarter ended March 31, 2006, operating loss increased $5.9 million, or 28.3 percent, compared to the prior year. The increase is primarily attributed to an increase in defined benefit pension expense of $3.6 million, an increase of $2.2 million in defined contribution expense, $1.9 million of J&L divestiture-related costs and stock option expense of $1.4 million resulting from the adoption of SFAS 123(R). The above are offset by a decrease in bonus provision of $4.7 million.
For the nine months ended March 31, 2006, operating loss increased $18.2 million, or 30.5 percent, compared to the prior year period. The increase is primarily attributed to an increase in defined benefit pension expense of $9.7 million, stock option expense of $6.0 million resulting from the adoption of SFAS 123(R) and increased defined contribution expense of $3.2 million. The above are offset by a decrease in bonus provision of $2.3 million.
DISCUSSION OF CRITICAL ACCOUNTING POLICIES
We adopted SFAS 123(R) effective July 1, 2005. See Note 3 to the condensed consolidated financial statements for a discussion on the effects of adoption and the valuation method and assumptions applied to current period stock option grants.
There have been no other material changes to our critical accounting policies since June 30, 2005.
LIQUIDITY AND CAPITAL RESOURCES
Our cash flow from operations is our primary source of financing for capital expenditures and internal growth. During the nine months ended March 31, 2006, we generated $117.3 million in cash flow from operations, a decrease of $32.4 million from $149.7 million for the prior year period. Cash flow provided by operations for the period ended March 31, 2006 consists of net income and non-cash items totaling $176.1 million offset by changes in certain assets and liabilities netting to $58.8 million. Contributing to this change was an increase in inventory of $24.2 million resulting from higher raw material costs and a decrease in accounts payable and accrued liabilities of $41.6 million, which includes $33.0 million for the funding of our UK defined benefit pension plans. Cash flow provided by operations for the nine months ended March 31, 2005 consisted of net income and non-cash items totaling $146.7 million and changes in certain assets and liabilities netting to $3.1 million. The most significant components of this change were an increase in inventory of $21.5 million, a net increase in accounts receivable of $14.8 million and an increase in accounts payable and accrued liabilities of $9.7 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net cash flow used for investing activities was $76.3 million for the nine months ended March 31, 2006, a decrease of $110.6 million, compared to $186.9 million in the prior year period. During the nine months ended March 31, 2006, cash used for investing activities includes $49.5 million used for purchases of property, plant and equipment, which consisted primarily of equipment upgrades, and $31.1 million used for the acquisition of business assets. During the prior year period, cash used for investing activities included $136.1 million used for the acquisition of business assets and $57.3 million used for purchases of property, plant and equipment. We have projected our capital expenditures for 2006 to be approximately $80.0 million and to be primarily used to support new strategic initiatives, new products and machinery and equipment upgrades. We believe this level of capital spending is sufficient to maintain competitiveness and improve productivity.
During the nine months ended March 31, 2006, net cash flow used for financing activities was $39.9 million compared to cash flow provided by financing activities of $38.6 million in the same period last year. During the current year period, cash used for financing activities includes a $56.6 million net decrease in borrowings, cash dividends paid to shareowners of $22.2 million and a $13.8 million purchase of treasury stock offset by $56.9 million of dividend reinvestment and the effects of employee benefit and stock plans. During the prior year period, cash provided by financing activities included a $34.6 million net increase in borrowings and $27.3 million of dividend reinvestment and the effects of employee benefit and stock plans offset by cash dividends paid to shareowners of $19.0 million.
On March 21, 2006, we entered into a five-year, multi-currency, revolving credit facility with a group of financial institutions (2006 Credit Agreement), which amends, restates and replaces our 2004 Credit Agreement. The 2006 Credit Agreement permits revolving credit loans of up to $500 million for working capital, capital expenditures and general corporate purposes. Interest payable under the 2006 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate and the Federal Funds effective rate plus 0.50 percent or (3) fixed as negotiated by the Company. The 2006 Credit Agreement contains various restrictive and affirmative covenants including some requiring the maintenance of certain financial ratios. The financial covenants contained in the 2006 Credit Agreement include: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in this agreement). Borrowings under the 2006 Credit Agreement are guaranteed by our significant domestic subsidiaries. As of March 31, 2006, we were in compliance with all debt covenants.
We believe that cash flow from operations and the availability under our credit lines will be sufficient to meet our cash requirements over the next 12 months.
There have been no other material changes in our contractual obligations and commitments since June 30, 2005.
OFF-BALANCE SHEET ARRANGEMENTS
The Company is party to a three-year securitization program, which permits us to securitize up to $125.0 million of accounts receivable. As of March 31, 2006, the Company had securitized $106.1 million in accounts receivable.
FINANCIAL CONDITION
Total assets were $2,156.6 million at March 31, 2006, compared to $2,092.3 million at June 30, 2005. Working capital increased $80.9 million to $483.3 million at March 31, 2006 from $402.4 million at June 30, 2005. The increase in working capital is primarily driven by the net reduction of current maturities of long-term debt, capital leases and notes payable of $46.5 million. Total liabilities decreased $78.5 million to $1,023.5 million at March 31, 2006 from $1,102.0 million at June 30, 2005, primarily due to decreases in total debt, including notes payable, of $71.5 million. Shareowners’ equity increased $142.2 million to $1,115.1 million as of March 31, 2006 from $972.9 million as of June 30, 2005. The increase is primarily a result of net income of $92.1 million and the effect of employee benefit and stock plans of $72.5 million partially offset by cash dividends paid to shareowners of $22.2 million and $14.0 million for the purchase of treasury stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have experienced certain changes in our exposure to market risk from June 30, 2005. The fair value of our interest rate swap agreements was a liability of $11.3 million as of March 31, 2006 compared to an asset of $0.2 million as of June 30, 2005. The offset to this liability is a corresponding decrease to long-term debt, as the instruments are accounted for as a fair value hedge of our long-term debt. The $11.5 million decrease in the recorded value of these agreements was non-cash and was the result of marking these instruments to market.
There have been no other material changes to our market risk exposure since June 30, 2005.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s management evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective at March 31, 2006 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Maximum Number of
	(a)		Shares Purchased as	Shares that May
	Total Number	(b)	Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased(1)	Paid per Share	or Programs (2)	Programs
January 1 through January 31, 2006	20,606	$55.87	N/A	1.7 million
February 1 through February 28, 2006	5,655	$58.23	N/A	1.7 million
March 1 through March 31, 2006	168,781	$60.37	156,900	1.5 million

Total:	195,042	$59.83	156,900	1.5 million

(1)	12,057 shares of restricted stock were delivered by employees to Kennametal, upon vesting, to satisfy tax withholding requirements. 26,085 shares of stock were delivered to Kennametal by employees as payment for the exercise price of stock options.

(2)	Under a share repurchase program most recently reaffirmed by Kennametal’s Board of Directors on July 25, 2005, and implemented effective July 1997, Kennametal is authorized to repurchase up to 1.8 million shares of its common stock. The repurchase program does not have a specified expiration date.

ITEM 6.	EXHIBITS

(2.0)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

(2.1)	Stock Purchase Agreement by and among JLK Direct Distribution, Inc., Kennametal Inc., MSC Industrial Direct Co., Inc. and MSC Acquisition Corp. VI dated as of March 15, 2006.	Exhibit 2.1 of the Form 8-K filed March 16, 2006 is incorporated herein by reference.

(10)	Material Contracts

(10.1)	Second Amended and Restated Credit Agreement dated as of March 21, 2006 among Kennametal Inc., Kennametal Europe GmbH, Bank of America, N.A. (as Administrative Agent); Keybank National Association and National City Bank of Pennsylvania (as Co-Syndication Agents); PNC Bank, National Association and JPMorgan Chase Bank, N.A. (as Co-Documentation Agents); and the following lenders: Bank of America, N.A., Bank of America, N.A., London Branch, Keybank National Association, National City Bank of Pennsylvania, PNC Bank, National Association, JPMorgan Chase Bank, N.A., Bank of Tokyo-Mitsubishi UFJ Trust Company, Citizens Bank of Pennsylvania, Comerica Bank, The Bank of New York, Mizuho Corporate Bank, Ltd., Fifth Third Bank, LaSalle Bank National Association, Sanpaolo IMI and Chiao Tung Bank Co., Ltd. Filed herewith.	Exhibit 2.1 of the Form 8-K filed March 27, 2006 is incorporated herein by reference.

(31)	Rule 13a-14a/15d-14(a) Certifications

(31.1)	Certification executed by Carlos M. Cardoso, Chief Executive Officer of Kennametal Inc.	Filed herewith.

(31.2)	Certification executed by Catherine R. Smith, Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Carlos M. Cardoso, Chief Executive Officer of Kennametal Inc., and Catherine R. Smith, Chief Financial Officer of Kennametal Inc.	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date: May 10, 2006	By:	/s/ Frank P. Simpkins

Frank P. Simpkins
Vice President of Finance and Corporate Controller