Form 10-K
period 2006-06-30
KENNAMETAL INC
filed 2006-08-29
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2006
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of December 31, 2005, the aggregate market value of the registrant’s Capital Stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $1,629,500,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant’s Capital Stock have been deemed affiliates.
As of July 31, 2006, there were 38,692,444 shares of the Registrant’s Capital Stock outstanding.
Documents Incorporated by Reference
Portions of the Proxy Statement for the 2006 Annual Meeting of Shareowners are incorporated by reference into Parts II, III and IV.

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that do not relate strictly to historical or current facts. You can identify forward-looking statements by the fact they use words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression in connection with any discussion of future operating or financial performance. These statements are likely to relate to, among other things, our strategy, goals, plans and projections regarding our financial position, results of operations, market position, and product development, all of which are based on current expectations that involve inherent risks and uncertainties, including factors that could delay, divert or change any of them in the next several years. It is not possible to predict or identify all factors; however, they may include the following: global and regional economic conditions; risks associated with the availability and costs of the raw materials we use to manufacture our products; our ability to protect our intellectual property in foreign jurisdictions; risks associated with our foreign operations and international markets, such as currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability; energy costs; commodity prices; risks associated with integrating recent acquisitions, as well as any future acquisitions, and achieving the expected savings and synergies; risks relating to our recent business divestitures; competition; demands on management resources; future terrorist attacks or acts of war; labor relations; demand for and market acceptance of new and existing products; and risks associated with the implementation of restructuring plans and environmental remediation matters. We provide additional information about many of the specific risks we face in the “Risk Factors” Section of this Annual Report on Form 10-K. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

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
We specialize in developing and manufacturing metalworking tools and wear-resistant parts using a specialized type of powder metallurgy. Our metalworking tools are made of cemented tungsten carbides, ceramics, cermets, high-speed steel and other hard materials. We also manufacture and market a complete line of toolholders, toolholding systems and rotary cutting tools by machining and fabricating steel bars and other metal alloys. We are one of the largest suppliers of metalworking consumables and related products in the United States (U.S.) and Europe. We also manufacture tungsten carbide products used in engineered applications, mining and highway construction and other similar applications, including circuit board drills, compacts and metallurgical powders. Additionally, we manufacture and market engineered components with a proprietary metal cladding technology and provide our customers with engineered component process technology and materials that focus on component deburring, polishing and producing controlled radii.
Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30.
BUSINESS SEGMENT REVIEW We previously operated four global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG), J&L Industrial Supply (J&L) and Full Service Supply (FSS). During 2006 and 2005, we divested our J&L and FSS segments, respectively (see Note 4 of our consolidated financial statements). Segment determination is based upon internal organizational structure, the manner in which we organize segments for making operating decisions and assessing performance, the availability of separate financial results and materiality considerations. Sales and operating income by segment are presented in Management’s Discussion and Analysis set forth in Item 7 of this annual report on Form 10-K (MD&A) and Note 20 of our consolidated financial statements set forth in Item 8 of this annual report on Form 10-K.
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

ADVANCED MATERIALS SOLUTIONS GROUP In the AMSG segment, the principal business lines include the production and sale of cemented tungsten carbide products used in mining, highway construction and engineered applications requiring wear and corrosion resistance, including compacts and other similar applications. These products have technical commonality to our core metalworking products. Additionally, we manufacture and market engineered components with a proprietary metal cladding technology. These products include radial bearings used for directional drilling for oil and gas, extruder barrels used by plastics manufacturers and food processors and numerous other engineered components to service a wide variety of industrial markets. We also sell metallurgical powders to manufacturers of cemented tungsten carbide products, and we provide application-specific component design services and on-site application support services. Lastly, we provide our customers with engineered component process technology and materials, which focus on component deburring, polishing and producing controlled radii.
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
Our customers use engineered products in manufacturing or other operations where extremes of abrasion, corrosion or impact require combinations of hardness or other toughness afforded by cemented tungsten carbides or other hard materials. We believe we are the largest independent supplier of oil field compacts in the world. Compacts are the cutting edge of oil well drilling bits, which are commonly referred to as “rock bits.” We sell these products through a direct field sales force, distribution and e-business.
J&L INDUSTRIAL SUPPLY During 2006, we divested J&L. In this segment, we provided metalworking consumables, related products and related technical and supply chain-related productivity services to small- and medium-sized manufacturers in the U.S. and the United Kingdom. J&L marketed products and services through annual mail-order catalogs, monthly sales flyers, telemarketing, the Internet and field sales. J&L distributed a broad range of metalcutting tools, abrasives, drills, machine tool accessories, precision measuring tools, gages, hand tools and other supplies used in metalcutting operations. The majority of industrial supplies distributed by J&L were purchased from other manufacturers, although the product offering did include Kennametal-manufactured items.
FULL SERVICE SUPPLY During 2005, we divested FSS. FSS provided metalworking consumables and related products to medium- and large-sized manufacturers in the U.S. and Canada. FSS offered integrated supply programs that provided inventory management systems and just-in-time availability as well as programs that focused on total cost savings.
INTERNATIONAL OPERATIONS Our principal international operations are conducted in Western Europe, Canada, Asia Pacific, Brazil, South Africa and Mexico. In addition, we have manufacturing and/or distribution in Israel and South America, and sales agents and distributors in Eastern Europe and other areas of the world. Our Western European operations are integral to our U.S. operations; however, the diversification of our overall operations tends to minimize the impact of changes in demand in any one particular geographic area on total sales and earnings. Our international operations are subject to the risks of doing business in those countries, including foreign currency exchange fluctuations and changes in social, political and economic environments.
Our international assets and sales are presented in Note 20 of our consolidated financial statements set forth in Item 8 of this annual report on Form 10-K. Information pertaining to the effects of foreign exchange risk is presented in Quantitative and Qualitative Disclosures About Market Risk as set forth in Item 7A of this annual report on Form 10-K.
BUSINESS DEVELOPMENTS Effective June 12, 2006, we divested our U.K.-based high-speed steel business (Presto) for proceeds of $1.5 million as a part of our strategy to exit non-core businesses. This divestiture resulted in a pre-tax loss of $9.5 million. Included in the loss is a $7.3 million inventory charge reported in cost of goods sold. This business was a part of the MSSG segment. Cash flows of this component that will be retained have been deemed significant in relation to prior cash flows of the disposed component. The sale agreement includes a three-year supply agreement that management deems to be both quantitatively and qualitatively material to the overall operations of the disposed component and constitutes significant continuing involvement. As such, the results of operations of Presto prior to the divestiture are reported in continuing operations.

Effective June 1, 2006, we divested J&L for proceeds of $349.5 million, subject to post-closing adjustment, as a part of our strategy to exit non-core businesses. This divestiture resulted in a pre-tax gain of $233.9 million. The inventory-related portion of this gain amounting to $1.9 million was recorded in cost of goods sold. We also recorded $6.4 million of divestiture-related charges in our Corporate segment that are included in operating expense and are not considered part of the gain. Cash flows of this component that will be retained have been deemed significant in relation to prior cash flows of the disposed component. The sale agreement includes a five-year supply agreement and a two-year private label agreement. Management deems these agreements to be both quantitatively and qualitatively material to the overall operations of the disposed component and constitutes significant continuing involvement. As such, J&L results are reported in continuing operations.
During 2006, our Board of Directors and management approved plans to divest our Kemmer Praezision Electronics business (Electronics) and consumer retail product line, including industrial saw blades (CPG) as part of our strategy to exit non-core businesses. These divestitures are accounted for as discontinued operations. As a result, prior years’ financial results have been restated to reflect the activity from these operations as discontinued operations for all periods presented.
The divestiture of Electronics, which was part of the AMSG segment, will occur in two separate transactions. The first transaction closed during 2006. We recognized a pre-tax loss of $22.0 million, including an $8.8 million inventory-related charge, which has been recorded in discontinued operations. The second transaction is expected to close during the first half of 2007.
We recorded a pre-tax goodwill impairment charge of $5.0 million during the third quarter of 2006 related to CPG based primarily on a discounted cash flow analysis. We subsequently signed a definitive sales agreement to divest CPG, which was part of the MSSG segment, for net consideration of approximately $34.0 million, subject to post-closing adjustments. The transaction is expected to close in the first quarter of 2007. We recognized a pre-tax loss of $0.5 million, which has been recorded in discontinued operations. During the fourth quarter of 2006, we recorded an additional pre-tax goodwill impairment charge of $10.7 million based on the expected proceeds from the sale of the business. These charges are not deductible for income tax purposes and have been recorded in discontinued operations. Also included in discontinued operations is a $13.7 million tax benefit recorded during 2006 reflecting a deferred tax asset related to tax deductions that will be realized as a result of the divestiture.
We continue to evaluate new opportunities that allow for the expansion of existing product lines into new market areas where appropriate. We also continue to evaluate opportunities that allow for the introduction of new and/or complimentary product offerings into new and/or existing market areas where appropriate. In 2007, we expect to evaluate potential acquisition candidates that offer strategic technologies in an effort to continue to grow our AMSG business and maintain our MSSG market position.
MARKETING AND DISTRIBUTION We sell our manufactured products through the following distinct sales channels: (i) a direct sales force; (ii) integrated supply; (iii) mail-order catalogs; (iv) a network of independent distributors and sales agents in the U.S., Europe, Latin America and Asia Pacific; and (v) the Internet. Service engineers and technicians directly assist customers with product design, selection and application.
We market our products under various trademarks and trade names, such as Kennametal*, the letter K combined with other identifying letters and/or numbers*, Block Style K*, Kendex*, Kenloc*, KennaLOK*, KennaMAX*, KM Micro*, Kentip*, Widia*, Heinlein*, Widma*, Ecogrind*, Top Notch*, ToolBoss*, Kyon*, KM*, Drill-Fix*, Fix-Perfect*, Mill1*, Chicago-Latrobe*, Greenfield*, RTW*, Circle*, Cleveland*, Conforma Clad*, Extrude Hone*, Surftran* and VMB*. We also sell products to customers who resell such products under the customers’ names or private labels.

*	Trademark owned by Kennametal Inc. or a subsidiary of Kennametal Inc.
RAW MATERIALS AND SUPPLIES Major metallurgical raw materials consist of ore concentrates, compounds and secondary materials containing tungsten, tantalum, titanium, niobium and cobalt. Although an adequate supply of these raw materials currently exists, our major sources for raw materials are located abroad and prices fluctuate at times. We have entered into extended raw material supply agreements and will implement product price increases as deemed necessary to mitigate rising costs. For these reasons, we exercise great care in selecting, purchasing and managing availability of raw materials. We also purchase steel bars and forgings for making toolholders, high-speed steel and other tool parts, rotary cutting tools and accessories. We obtain products purchased for use in manufacturing processes and for resale from thousands of suppliers located in the U.S. and abroad.
RESEARCH AND DEVELOPMENT Our product development efforts focus on providing solutions to our customers’ manufacturing problems and productivity requirements. Our Product Development Program provides discipline and focus for the product development process by establishing “gateways,” or sequential tests, during the development process to remove inefficiencies and accelerate improvements. This program speeds and streamlines development into a series of actions and decision points, combining efforts and resources to produce new and enhanced products faster. This program is designed to assure a strong link between customer needs and corporate strategy and to enable us to gain full benefit from our investment in new product development.

Research and development expenses included in operating expense totaled $26.1 million, $23.0 million and $21.7 million in 2006, 2005 and 2004, respectively. We hold a number of patents, which, in the aggregate, are material to the operation of our businesses.
SEASONALITY Our business is not materially affected by seasonal variations. However, to varying degrees, traditional summer vacation shutdowns of metalworking customers’ plants and holiday shutdowns often affect our sales levels during the first and second quarters of our fiscal year.
BACKLOG Our backlog of orders generally is not significant to our operations.
COMPETITION We are one of the world’s leading producers of cemented carbide products and high-speed steel tools, and we maintain a strong competitive position in all major markets worldwide. We actively compete in the sale of all our products with approximately 40 companies engaged in the cemented tungsten carbide business in the U.S. and many more outside the U.S. Several of our competitors are divisions of larger corporations. In addition, several hundred fabricators and toolmakers, many of which operate out of relatively small shops, produce tools similar to ours and buy the cemented tungsten carbide components for such tools from cemented tungsten carbide producers, including us. Major competition exists from both U.S.- and internationally-based concerns. In addition, we compete with thousands of industrial supply distributors.
The principal elements of competition in our businesses are service, product innovation and performance, quality, availability and price. We believe that our competitive strength rests on our customer service capabilities, including multiple distribution channels, our global presence, state-of-the-art manufacturing capabilities, ability to develop solutions to address customer needs through new and improved tools and the consistent high quality of our products. Based upon our strengths, we are able to sell products based on the value added to the customer rather than strictly on competitive prices.
REGULATION We are not currently party to any material legal proceedings; however, we are periodically subject to legal proceedings and claims that arise in the ordinary course of our business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect our financial position, results of operations or liquidity, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, or if protracted litigation were to ensue, the impact could be material to us.
Compliance with government laws and regulations pertaining to the discharge of materials or pollutants into the environment or otherwise relating to the protection of the environment did not have a material effect on our capital expenditures or competitive position for the years covered by this report, nor is such compliance expected to have a material effect in the future.
We are involved as a potentially responsible party (PRP) at various sites designated by the United States Environmental Protection Agency (USEPA) as Superfund sites, including the Li Tungsten Superfund site in Glen Cove, New York. With respect to the Li Tungsten site, we recorded an environmental reserve following the identification of other PRPs, an assessment of potential remediation solutions and an entry of a unilateral order by the USEPA directing certain remedial action. This led us to conclude that it was probable that a liability had been incurred. The reserve represented our best estimate of the undiscounted future obligation based on discussions with outside counsel and the preliminary evaluation of our independent consultant. In May 2006, we reached an agreement in principle with the U.S. Department of Justice (DOJ) with respect to this site; the DOJ informed us that it would accept a payment of $0.9 million in full settlement for its claim against us for costs related to the Li Tungsten site. To date, the draft Consent Order and Agreement for settlement of our Li Tungsten liability has not been finalized, but we expect that the final settlement will proceed according to the terms outlined in the agreement in principle. At June 30, 2006 and 2005, we had an accrual of $1.0 million and $2.7 million, respectively, recorded relative to this environmental issue. Cash payments made against this reserve during 2006 were $0.1 million. As a result of the settlement, we reversed $1.6 million of our established liability to operating expense.
During 2006, we were notified by the USEPA that we have been named as a PRP at the Alternate Energy Resources Inc. site located in Augusta, Georgia. The proceedings in this matter have not yet progressed to a stage where it is possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, or the amount of our liability, if any, alone or in relation to that of any other PRPs.

Reserves for other potential environmental issues at June 30, 2006 and 2005 were $5.3 million and $5.9 million, respectively. The reserves we have established for environmental liabilities represent our best current estimate of the costs of addressing all identified environmental situations, based on our review of currently available evidence, and take into consideration our prior experience in remediation and that of other companies, as well as public information released by the USEPA, other governmental agencies, and by the PRP groups in which we are participating. Although the reserves currently appear to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities and we can give no assurance that our estimate of any environmental liability will not increase or decrease in the future. The reserved and unreserved liabilities for all environmental concerns could change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs, and the involvement of and direction taken by the government on these matters.
We maintain a Corporate Environmental, Health and Safety (EH&S) Department, as well as an EH&S Policy Committee, to ensure compliance with environmental regulations and to monitor and oversee remediation activities. In addition, we have established an EH&S administrator at each of our global manufacturing facilities. Our financial management team periodically meets with members of the Corporate EH&S Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly basis, we review financial provisions and reserves for environmental contingencies and adjust such reserves when appropriate.
EMPLOYEES We employed approximately 13,300 persons at June 30, 2006, of which approximately 6,400 were located in the U.S. and 6,900 in other parts of the world, principally Europe, India and Asia Pacific. At June 30, 2006, approximately 3,100 of the above employees were represented by labor unions. We consider our labor relations to be generally good.
AVAILABLE INFORMATION Our Internet address is www.kennametal.com. On our Investor Relations page on our Web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Our Investor Relations Web page also includes Forms 3, 4 and 5 filed pursuant to Section 16(a) of the Securities Exchange Act of 1934. All filings posted on our Investor Relations Web page are available to be viewed on this page free of charge. On the Corporate Governance page of our Web site, we post the following charters and guidelines: Audit Committee Charter, Compensation Committee Charter, Nominating/Corporate Governance Committee Charter, Kennametal Inc. Corporate Governance Guidelines, Code of Business Ethics and Conduct and Stock Ownership Guidelines. All charters and guidelines posted on our Corporate Governance Web page are available to be viewed on this page free of charge. Information contained on our Web site is not part of this annual report on Form 10-K or our other filings with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events or otherwise. Copies of this annual report on Form 10-K and those items disclosed on our Corporate Governance Web page are available without charge upon written request to: Investor Relations, Quynh McGuire, Kennametal Inc., 1600 Technology Way, P.O. Box 231, Latrobe, Pennsylvania, 15650-0231.
ITEM 1A — RISK FACTORS
The cyclical nature of our business could cause fluctuations in operating results.
Our business is cyclical in nature. As a result of this cyclicality, we have experienced, and in the future we can be expected to experience, significant fluctuation in our sales and operating income, which may negatively affect our financial position and results of our operations and could impair our ability to pay dividends.
Our future operating results may be affected by fluctuations in the prices and availability of raw materials.
The raw materials we use for our products consist of ore concentrates, compounds and secondary materials containing tungsten, tantalum, titanium, niobium and cobalt. A significant portion of our raw materials are supplied by sources outside the U.S. The raw materials industry as a whole is highly cyclical, and at times pricing and supply can be volatile due to a number of factors beyond our control, including general economic and political conditions, labor costs, competition, import duties, tariffs and currency exchange rates. This volatility can significantly affect our raw material costs. In an environment of increasing raw material prices, competitive conditions can affect how much of the price increases we can recover in the form of higher sales prices. To the extent we are unable to pass on any price increases to our customers, our profitability could be adversely affected. Furthermore, restrictions in the supply of tungsten, cobalt and other raw materials could adversely affect our operating results. If the prices for our raw materials increase, our profitability could be impaired.

Our continued success depends on our ability to protect our intellectual property.
Our future success depends in part upon our ability to protect our intellectual property. We rely principally on nondisclosure agreements and other contractual arrangements and trade secret law and, to a lesser extent, trademark and patent law, to protect our intellectual property. However, these measures may be inadequate to protect our intellectual property from infringement by others or prevent misappropriation of our proprietary rights. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do U.S. laws. Our inability to protect our proprietary information and enforce our intellectual property rights through infringement proceedings could have a material adverse effect on our business, financial condition and results of operations.
Our international operations pose certain risks that may adversely impact sales and earnings.
We have manufacturing operations and assets located outside of the U.S., including Brazil, Canada, China, England, Germany, Italy, India and Mexico. We also sell our products to customers and distributors located outside of the U.S. During the fiscal year ended June 30, 2006, approximately 47 percent of our consolidated sales were derived from non-U.S. markets. A key part of our long-term strategy is to increase our manufacturing, distribution and sales presence in international markets. These international operations are subject to a number of special risks, in addition to the risks of our domestic business, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, domestic and foreign customs and tariffs, current and changing regulatory environments (including, but not limited to, the risks associated with the importation and exportation of products and raw materials), difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, political instability and unrest and risks of increases in taxes. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future profits.
Natural disasters or other global or regional catastrophic events could disrupt our operations and adversely affect results.
Despite our concerted effort to minimize risk to our production capabilities and corporate information systems and to reduce the effect of unforeseen interruptions to us through business continuity planning, we still may be exposed to interruptions due to catastrophe, natural disaster, terrorism or acts of war, which are beyond our control. Disruptions to our facilities or systems could also interrupt operational processes and adversely impact our ability to manufacture our products and provide services and support to our customers. As a result, our results of our operations, financial position, cash flows and stock price could be adversely affected.
Changes in the regulatory environment, including environmental, health, and safety regulations, could subject us to increased compliance and manufacturing costs, which could have a material adverse effect on our business.
Health and Safety Regulations. Certain of our products contain hard metals, particularly cobalt. Hard metal dust is being studied for potential adverse health effects by organizations in both the U.S. and in Europe. Future studies on the health effects of hard metals may result in new regulations in the U.S. and Europe that may restrict or prohibit the use of, and exposure to, hard metal dust. New regulation of hard metals could require us to change our operations, and these changes could affect the quality of our products and materially increase our costs.
Environmental Regulations. We are subject to various environmental laws, and any violation of, or our liabilities under, these laws could adversely affect us. Our operations necessitate the use and handling of hazardous materials and, as a result, we are subject to various federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment, including those governing discharges to air and water, handling and disposal practices for solid and hazardous wastes, the cleanup of contaminated sites and the maintenance of a safe work place. These laws impose penalties, fines and other sanctions for noncompliance and liability for response costs, property damages and personal injury resulting from past and current spills, disposals or other releases of, or exposure to, hazardous materials. We could incur substantial costs as a result of noncompliance with or liability for cleanup or other costs or damages under these laws. We may be subject to more stringent environmental laws in the future. If more stringent environmental laws are enacted in the future, these laws could have a material adverse effect on our business, financial condition and results of operations.
Regulations affecting the mining and drilling industries or utilities industry. Some of our principal customers are mining and drilling companies. Many of these customers supply coal, oil, gas or other fuels as a source for the production of utilities in the U.S. and other industrialized regions. The operations of these mining and drilling companies are geographically diverse and are subject to or impacted by a wide array of regulations in the jurisdictions where they operate, such as applicable environmental laws and an array of regulations governing the operations of utilities. As a result of changes in regulations and laws relating to such industries, our customers’ operations could be disrupted or curtailed by governmental authorities. The high cost of compliance with mining, drilling and environmental regulations may also induce customers to discontinue or limit their operations, and may discourage companies from developing new opportunities. As a result of these factors, demand for our mining- and drilling-related products could be substantially affected by regulations adversely impacting the mining and drilling industries or altering the consumption patterns of utilities.

We operate in a highly competitive environment.
Our domestic and foreign operations are subject to significant competitive pressures. We compete directly and indirectly with other manufacturers and suppliers of metalworking tools and wear resistant parts. At least one of our competitors is larger, and some of our competitors may have greater access to financial resources and may be less leveraged than us. In addition, the metalworking supply industry is a large, fragmented industry that is highly competitive.
We may not be able to manage and integrate acquisitions successfully.
In the recent past, we have acquired companies and we continue to evaluate acquisition opportunities that have the potential to support and strengthen our business. We can give no assurances, however, that any acquisition opportunities will arise or if they do, that they will be consummated, or that additional financing, if needed, will be available on satisfactory terms. In addition, acquisitions involve inherent risks that the businesses acquired will not perform in accordance with our expectations. We may not be able to achieve the synergies and advances we expect from the integration of acquisitions as successfully or rapidly as projected, if at all. Our failure to effectively integrate newly acquired operations could prevent us from realizing our expected rate of return on an acquired business and could have a material and adverse affect on our results of operations and financial condition.
Labor disputes and increasing labor costs could have a material adverse effect on our business.
Some of our principal domestic and many of our foreign operations are parties to collective bargaining agreements with their employees. We cannot give assurance that any disputes, work stoppages or strikes will not arise in the future. In addition, when existing collective bargaining agreements expire, we cannot assure you that we will be able to reach new agreements with our employees. Such new agreements may be on substantially different terms and may result in increased labor costs. Future disputes with our employees could have a material adverse effect upon our business, financial position and results of our operations.
If we are unable to retain qualified employees, our growth may be hindered.
Our ability to provide high quality products and services depends in part on our ability to retain our skilled personnel in the areas of management, product engineering, servicing and sales. Competition for such personnel is intense and our competitors can be expected to attempt to hire our skilled employees from time to time. Our results of operations could be materially and adversely affected if we are unable to retain the customer relationships and technical expertise provided by our management team and our professional personnel.
Product liability claims could have a material adverse effect on our business.
The sale of metalworking, mining, highway construction and other tools and related products entails an inherent risk of product liability claims. We cannot give assurance that the coverage limits of our insurance policies will be adequate or that our policies will cover any particular loss. Insurance can be expensive, and we may not always be able to purchase insurance on commercially acceptable terms, if at all. Claims brought against us that are not covered by insurance or that result in recoveries in excess of insurance coverage could have a material adverse effect on our business, financial condition and results of operations.
ITEM 1B — UNRESOLVED STAFF COMMENTS
None.
ITEM 2 — PROPERTIES
Our principal executive offices are located at 1600 Technology Way, P.O. Box 231, Latrobe, Pennsylvania, 15650. A summary of our principal manufacturing facilities and other materially important properties is as follows:

Location	Owned/Leased	Principal Products	Segment

United States:
Bentonville, Arkansas	Owned	Carbide Round Tools	MSSG/AMSG
Rogers, Arkansas	Owned	Carbide Products	AMSG
Placentia, California	Leased	Wear Parts	AMSG
Evans, Georgia	Owned	High-Speed Steel Drills	MSSG
Rockford, Illinois	Owned	Indexable Tooling	MSSG
New Albany, Indiana	Leased	High Wear Coating for Steel Parts	AMSG
Greenfield, Massachusetts	Owned	High-Speed Steel Taps	MSSG
Madison Heights, Michigan	Leased	Thermal Energy and Electrolytic Machining	AMSG
Shelby Township, Michigan	Leased	Thermal Deburring and High Energy Finishing	AMSG
Traverse City, Michigan	Owned	Wear Parts	AMSG
Fallon, Nevada	Owned	Metallurgical Powders	MSSG/AMSG
Asheboro, North Carolina	Owned	High-Speed Steel and Carbide Round Tools	MSSG

Location	Owned/Leased	Principal Products	Segment

Henderson, North Carolina	Owned	Metallurgical Powders	MSSG
Roanoke Rapids, North Carolina	Owned	Metalworking Inserts	MSSG
Cleveland, Ohio	Leased	Distribution	MSSG
Orwell, Ohio	Owned	Metalworking Inserts	MSSG
Solon, Ohio	Owned	Metalworking Toolholders	MSSG
Bedford, Pennsylvania	Owned	Mining and Construction Tools and Wear Parts	AMSG
Irwin, Pennsylvania	Owned	Carbide Wear Parts	AMSG
Irwin, Pennsylvania	Leased	Abrasive Flow Machining	AMSG
Latrobe, Pennsylvania	Owned	Metallurgical Powders, Wear Parts and Carbide Drills	MSSG/AMSG
Clemson, South Carolina	Owned	High-Speed Steel Drills	MSSG
Johnson City, Tennessee	Owned	Metalworking Inserts	MSSG
Lyndonville, Vermont	Owned	High-Speed Steel Taps	MSSG
Chilhowie, Virginia	Owned	Mining and Construction Tools and Wear Parts	AMSG
New Market, Virginia	Owned	Metalworking Toolholders	MSSG

International:
Sao Paulo, Brazil	Leased	Metalworking Carbide Drills and Metalworking Toolholders	MSSG
Mississauga, Canada	Leased	Saw Blades and Special Tools	MSSG
Victoria, Canada	Owned	Wear Parts	AMSG
Pudong, China	Owned	Metalworking Inserts and Circuit Board Drills	MSSG/AMSG
Tianjin, China	Owned	Metalworking Inserts and Carbide Round Tools	MSSG
Xuzhou, China	Owned	Mining Tools	AMSG
Kingswinford, England	Leased	Metalworking Toolholders	MSSG
Bordeaux, France	Leased	Metalworking Cutting Tools	MSSG
Boutheon Cedex, France	Owned	Metalworking Inserts	MSSG
Ebermannstadt, Germany	Owned	Metalworking Inserts	MSSG
Essen, Germany	Owned	Metallurgical Powders and Wear Parts	MSSG
Konigsee, Germany	Leased	Carbide and High-Speed Steel Drills	MSSG
Lichtenau, Germany	Owned	Metalworking Toolholders	MSSG
Mistelgau, Germany	Owned	Metallurgical Powders, Metalworking Inserts and Wear Parts	MSSG/AMSG
Nabburg, Germany	Owned	Metalworking Toolholders	MSSG
Nabburg, Germany	Owned	Metalworking Round Tools, Drills and Mills	MSSG
Nuenkirchen, Germany	Owned	Distribution	MSSG
Vohenstrauss, Germany	Owned	Metalworking Carbide Drills	MSSG
Bangalore, India	Owned	Metalworking Inserts and Toolholders and Wear Parts	MSSG/AMSG
Shlomi, Israel	Owned	High-Speed Steel and Carbide Round Tools	MSSG
Milan, Italy	Owned	Metalworking Cutting Tools	MSSG
Pachuca, Mexico	Owned	High-Speed Steel Drills	MSSG
Arnhem, Netherlands	Owned	Wear Products	AMSG
Hardenberg, Netherlands	Owned	Wear Products	AMSG
Vitoria, Spain	Leased	Metalworking Carbide Round Tools	MSSG
We also have a network of warehouses and customer service centers located throughout North America, Western Europe, India, Asia, Latin America and Australia, a significant portion of which are leased. The majority of our research and development efforts are conducted in a corporate technology center located adjacent to the world headquarters in Latrobe, Pennsylvania, in addition to facilities in Rogers, Arkansas; Fuerth, Germany and Essen, Germany.
We use all significant properties in the businesses of powder metallurgy, tools and tooling systems. Our production capacity is adequate for our present needs. We believe that our properties have been adequately maintained, generally are in good condition and are suitable for our business as presently conducted.
ITEM 3 — LEGAL PROCEEDINGS
This information is set forth in Part I herein under the caption “Regulation.” There are no material pending legal proceedings to which Kennametal or any of our subsidiaries is a party or of which any of our property is the subject. We are, however, periodically subject to legal proceedings and claims that arise in the ordinary course of our business.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of 2006, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.
EXECUTIVE OFFICERS OF THE REGISTRANT Incorporated by reference into this Part I is the information set forth in Part III, Item 10 under the caption “Executive Officers of the Registrant” (included herein pursuant to Item 401 (b) of Regulation S-K).
PART II
ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREOWNER MATTERS AND PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange (symbol KMT). The number of shareowners of record as of July 31, 2006 was 3,129. Stock price ranges and dividends declared and paid were as follows:

Quarter ended	Sep. 30	Dec. 31	Mar. 31	Jun. 30

FISCAL 2006
High	$51.42	$55.62	$62.10	$67.38
Low	44.65	46.20	50.30	53.53
Dividends	0.19	0.19	0.19	0.19

FISCAL 2005
High	$45.92	$52.71	$50.95	$48.05
Low	40.34	44.32	45.70	42.61
Dividends	0.17	0.17	0.17	0.17
The information incorporated by reference in Item 12 of this annual report on Form 10-K from our 2006 Proxy Statement under the heading “Equity Compensation Plans — Equity Compensation Plan Information” is hereby incorporated by reference into this Item 5.
ISSUER PURCHASES OF EQUITY SECURITIES

		Average	Total Number of	Maximum Number of
	Total	Price	Shares Purchased	Shares that May
	Number	Paid	as Part of Publicly	Yet Be Purchased
	of Shares	per	Announced Plans	Under the Plans or
Period	Purchased(1)	Share	or Programs (2)	Programs(2)
April 1 through April 30, 2006	35,348	$61.92	30,000	1.5 million
May 1 through May 31, 2006	707,992	61.10	701,100	0.8 million
June 1 through June 30, 2006	600,930	57.29	598,300	0.2 million

Total:	1,344,270	59.42	1,329,400

(1)	Employees delivered 7,489 shares of restricted stock to Kennametal, upon vesting, to satisfy tax-withholding requirements. Employees delivered 7,381 shares of stock to Kennametal as payment for the exercise price of capital stock options.

(2)	Under a share repurchase program most recently reaffirmed by Kennametal’s Board of Directors on July 25, 2005, and implemented effective July 1997, Kennametal is authorized to repurchase up to 1.8 million shares of its common stock. The repurchase program does not have a specified expiration date.

ITEM 6 — SELECTED FINANCIAL DATA

(in thousands, except per share data)		2006	2005	2004	2003	2002

OPERATING RESULTS
Sales		$2,329,628	$2,202,832	$1,866,953	$1,662,258	$1,490,583
Cost of goods sold		1,497,462	1,431,716	1,237,610	1,111,499	994,210
Operating expense		579,907	559,293	497,308	450,955	374,878
Restructuring and goodwill impairment charges	(1)	—	4,707	3,683	14,775	21,416
Interest expense		31,019	27,277	25,884	36,166	32,627
Income taxes		172,902	60,967	32,551	13,239	20,842
Income from continuing operations	(2)	272,251	113,919	67,247	31,983	42,277
Net income (loss)	(3)	256,283	119,291	73,578	18,130	(211,908)

FINANCIAL POSITION
Working capital		$624,658	$402,404	$310,418	$437,344	$375,284
Total assets		2,435,272	2,092,337	1,938,663	1,822,548	1,523,611
Long-term debt, including capital leases		409,508	386,485	313,400	514,842	387,887
Total debt, including capital leases and notes payable		411,722	437,374	440,207	525,687	411,367
Total shareowners’ equity	(4)	1,295,365	972,862	887,152	721,577	713,962

PER SHARE DATA
Basic earnings from continuing operations		$7.08	$3.09	$1.88	$0.91	$1.36
Basic earnings (loss)	(5)	6.67	3.23	2.06	0.52	(6.80)
Diluted earnings from continuing operations		6.88	2.99	1.85	0.90	1.34
Diluted earnings (loss)	(6)	6.48	3.13	2.02	0.51	(6.70)
Dividends		0.76	0.68	0.68	0.68	0.68
Book value (at June 30)		33.55	25.52	24.22	20.34	20.51
Market price (at June 30)		62.25	45.85	45.80	33.84	36.60

OTHER DATA
Capital expenditures		$79,593	$88,552	$56,962	$49,413	$44,040
Number of employees (at June 30)		13,282	13,970	13,700	13,970	11,660
Average sales per employee		$175	$166	$144	$131	$131
Basic weighted average shares outstanding	(4)	38,432	36,924	35,704	35,202	31,169
Diluted weighted average shares outstanding	(4)	39,551	38,056	36,473	35,479	31,627

KEY RATIOS
Sales growth		5.8%	18.0%	12.3%	11.5%	(17.6)%
Gross profit margin		35.7	35.0	33.7	33.1	33.3
Operating profit margin		20.5	9.2	6.8	4.9	6.5

Notes

(1)	In 2005, goodwill impairment charges related to a FSS charge.

In 2004, restructuring charges related primarily to the Kennametal Integration Restructuring Program and the 2003 Facility Consolidation Program.
In 2003, restructuring charges related to the 2003 Workforce Restructuring Program, Kennametal Integration Restructuring Program and the 2003 Facility Consolidation Program.

In 2002, restructuring charges related primarily to the MSSG facility rationalizations and employee severance, J&L business improvement program and FSS business improvement program and other operational improvement programs.

(2)	In 2006, income from continuing operations includes net gain on divestitures of $122.5 million.

(3)	Net income includes (loss) income from discontinued operations of ($16.0) million, $5.4 million, $6.3 million, ($13.9) million and ($3.8) million for 2006, 2005, 2004, 2003 and 2002, respectively.

In 2002, net loss includes the $250.4 million charge related to goodwill impairment recorded as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).

(4)	In 2002, we issued 3.5 million shares of capital stock for net proceeds of $120.6 million.

(5)	Basic earnings (loss) per share includes basic (loss) earnings from discontinued operations per share of ($0.41), $0.14, $0.18, ($0.39) and ($0.12) for 2006, 2005, 2004, 2003 and 2002, respectively.

In 2002, basic loss per share includes cumulative effect of change in accounting principles of ($8.04) per share related to the adoption of SFAS 142.

(6)	Diluted earnings (loss) per share includes diluted (loss) earnings from discontinued operations per share of ($0.40), $0.14, $0.17, ($0.39) and ($0.12) for 2006, 2005, 2004, 2003 and 2002, respectively.

In 2002, diluted loss per share includes cumulative effect of change in accounting principles of ($7.92) per share related to the adoption of SFAS 142.

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
OVERVIEW Kennametal Inc. is a leading global supplier of tooling, engineered components and advanced materials consumed in production processes. We believe that our reputation for manufacturing excellence and technological expertise and innovation in our principal products has helped us achieve a leading market presence in our primary markets. We believe we are the second largest global provider of metalcutting tools and tooling systems.
Fiscal 2006 was a challenging and fulfilling year for us. We achieved significant growth in sales and earnings, strengthened our market position and improved our financial strength.
During 2006, we reshaped our business portfolio through selective divestiture of our non-core businesses and acquisitions of businesses that offer strategic technologies to position us for future growth. We divested J&L in 2006 and have exited owned distribution. We will continue building new distributor relationships while strengthening our existing relationships. We also divested Presto and Electronics in 2006. In addition, we announced the divestiture of CPG. These divestitures will allow us to focus on growing our core businesses. We also completed a business acquisition in 2006 that further expanded our Extrude Hone product offering related to electro chemical machining. We believe that these transactions will create a stronger foundation for Kennametal that will position us for long-term growth and profitability.
We will continue to evaluate new opportunities that allow for the expansion of existing product lines into new market areas where appropriate. In 2006, we completed the re-launch of Widia products in North America. While Widia product sales in Europe have been weak, our metalworking sales in North America and India related to these products have shown positive growth. Additionally, in 2007 we expect to evaluate potential acquisition candidates that offer strategic technologies in an effort to continue to grow our AMSG business and maintain our MSSG market position.
We successfully implemented product price increases to offset the impacts of rising raw material costs and increased our focus on cost containment through LEAN deployment. Rising raw material costs, particularly tungsten, caused profitability challenges for us in 2006. Gross profit margin increased to 35.7 percent in 2006 from 35.0 percent in 2005. This 70 basis point increase was driven by improved price realization and benefits from LEAN initiatives. Operating expense as a percentage of sales decreased 50 basis points to 24.9 percent in 2006 versus 25.4 percent in 2005. We have also planned operating expense initiatives for 2007 to leverage the success of LEAN and increase long-term profitability.
Through strong cash flow generation, we were able to further strengthen our balance sheet as of June 30, 2006. Working capital increased $222.3 million or 55.2 percent to $624.7 million at June 30, 2006 from $402.4 million at June 30, 2005. Debt to equity decreased to 31.8 percent at June 30, 2006 from 45.0 percent at June 30, 2005. Some of the more significant cash flow items for 2006 included proceeds from the divestiture of J&L of $349.5 million, purchases of our common stock amounting to $93.0 million and $73.0 million of pension funding related to our U.K. and U.S. defined benefit pension plans.
ACQUISITIONS AND DIVESTITURES Effective June 12, 2006, we divested Presto for proceeds of $1.5 million as a part of our strategy to exit non-core businesses. This divestiture resulted in a pre-tax loss of $9.5 million. Included in the loss is a $7.3 million inventory charge reported in cost of goods sold. This business was a part of the MSSG segment. Cash flows of this component that will be retained have been deemed significant in relation to prior cash flows of the disposed component. The sale agreement includes a three-year supply agreement that management deems to be both quantitatively and qualitatively material to the overall operations of the disposed component and constitutes significant continuing involvement. As such, the results of operations of Presto prior to the divestiture are reported in continuing operations.

Effective June 1, 2006, we divested J&L for proceeds of $349.5 million, subject to post-closing adjustment, as a part of our strategy to exit non-core businesses. This divestiture resulted in a pre-tax gain of $233.9 million. The inventory-related portion of this gain amounting to $1.9 million was recorded in cost of goods sold. We also recorded $6.4 million of divestiture-related charges in our Corporate segment that are included in operating expense. Cash flows of this component that will be retained have been deemed significant in relation to prior cash flows of the disposed component. The sale agreement includes a five-year supply agreement and a two-year private label agreement. Management deems these agreements to be both quantitatively and qualitatively material to the overall operations of the disposed component and constitutes significant continuing involvement. As such, J&L results are reported in continuing operations.
We continue to evaluate new opportunities that allow for the expansion of existing product lines into new market areas where appropriate. We also continue to evaluate opportunities that allow for the introduction of new and/or complimentary product offerings into new and/or existing market areas where appropriate. In 2007, we expect to evaluate potential acquisition candidates that offer strategic technologies in an effort to continue to grow our AMSG business and maintain our MSSG market position.
DISCONTINUED OPERATIONS During the quarter ended June 30, 2006, our Board of Directors and management approved plans to divest Electronics and CPG as part of our strategy to exit non-core businesses. These divestitures are accounted for as discontinued operations. As a result, prior years’ financial results have been restated to reflect the activity from these operations as discontinued operations for all periods presented.
The divestiture of Electronics, which was part of the AMSG segment, will occur in two separate transactions. The first transaction closed during 2006. We recognized a pre-tax loss of $22.0 million, including an $8.8 million inventory-related charge, which has been recorded in discontinued operations. The second transaction is expected to close during the first half of 2007.
We recorded a pre-tax goodwill impairment charge of $5.0 million during the third quarter of 2006 related to CPG based primarily on a discounted cash flow analysis. We subsequently signed a definitive sales agreement to divest CPG, which was part of the MSSG segment, for net consideration of approximately $34.0 million, subject to post-closing adjustments. The transaction is expected to close in the first quarter of 2007. We recognized a pre-tax loss of $0.5 million, which has been recorded in discontinued operations. During the fourth quarter of 2006, we recorded an additional pre-tax goodwill impairment charge of $10.7 million based on the expected proceeds from the sale of the business. These charges are not deductible for income tax purposes and have been recorded in discontinued operations. Also included in discontinued operations is a $13.7 million tax benefit recorded during 2006 reflecting a deferred tax asset related to tax deductions that will be realized as a result of the divestiture.
The following represents the results of discontinued operations for the years ended June 30, 2006, 2005 and 2004:

(in thousands)	2006	2005	2004
Sales	$89,987	$101,355	$104,488

(Loss) income from discontinued operations before income taxes	$(35,711)	$5,799	$9,280
Income tax (benefit) expense	(19,743)	427	2,949

(Loss) income from discontinued operations	$(15,968)	$5,372	$6,331

RESULTS OF CONTINUING OPERATIONS The following discussion should be read in connection with the consolidated financial statements of Kennametal Inc. and the related footnotes. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. Additionally, when used in this annual report on Form 10-K, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.
SALES Sales of $2,329.6 million in 2006 increased 5.8 percent versus $2,202.8 million in 2005. The increase in sales is primarily attributed to organic sales growth of $207.2 million and incremental sales due to acquisitions of $54.0 million. The increase in organic sales is primarily attributed to product price increases implemented to offset raw material cost increases, new product introduction, further penetration in several markets, particularly in North America, and continued growth in developing economies. The increase in sales is partially offset by a $115.0 million decrease due primarily to the divestitures of J&L and FSS and unfavorable foreign currency effects of $19.4 million.

Sales of $2,202.8 million in 2005 increased 18.0 percent versus $1,867.0 million in 2004. The increase in sales was primarily attributed to organic sales growth of $257.5 million, favorable foreign currency effects of $58.6 million and incremental sales due to acquisitions of $45.6 million offset by decreased sales due to the FSS divestiture of $26.0 million. The increase in organic sales was primarily attributed to new product introduction, further penetration in several markets, particularly in North America, Asia, India and Latin America and continued economic expansion in the manufacturing sector.
GROSS PROFIT Gross profit increased $61.1 million to $832.2 million in 2006 from $771.1 million in 2005. This improvement is driven by product price increases partially offset by raw material cost increases. Increased sales volume positively impacted gross profit by $24.5 million.
The gross profit margin for 2006 increased 70 basis points to 35.7 percent from 35.0 percent in 2005. The gross profit margin improvement is driven by a net favorable impact of acquisitions and divestitures, the impact of product price increases partially offset by increased raw material costs and the impact of continued cost containment.
Gross profit increased $141.8 million to $771.1 million in 2005 from $629.3 million in 2004. The improvement was primarily attributed to the effect of increased sales volume including the net effects of acquisitions and divestiture, which positively impacted gross profit by $104.9 million and favorable foreign currency effects of $27.7 million.
The gross profit margin for 2005 increased 130 basis points to 35.0 percent from 33.7 percent in 2004. The gross profit margin benefited from the net effects of acquisitions and divestitures and favorable foreign currency effects.
OPERATING EXPENSE Operating expense in 2006 is $579.9 million, an increase of $20.6 million, or 3.7 percent, compared to $559.3 million in 2005. The increase in operating expense is primarily attributed to employment cost increases of $10.3 million, $7.6 million of stock option expense resulting from the adoption of SFAS No. 123(R), “Share-Based Payment (revised 2004)” (SFAS 123(R)), $6.4 million of J&L divestiture-related costs and defined benefit pension plan expense increases of $5.7 million. These increases are partially offset by the net effects of acquisitions and divestitures of $6.5 million and favorable foreign currency effects of $6.7 million.
Operating expense in 2005 was $559.3 million, an increase of $62.0 million, or 12.5 percent, compared to $497.3 million in 2004. The increase in operating expense was primarily attributed to $7.2 million related to increased performance-based bonuses, $5.7 million related to increased defined contribution plan expense, $20.7 million related to increased other employment costs, unfavorable foreign currency effects of $13.4 million, a $3.8 million increase in professional fees related to compliance with section 404 of the Sarbanes-Oxley Act, a $7.3 million increase of other professional fees and $10.8 million related to acquisitions. These increases were partially offset by reductions in bad debt expense of $1.6 million and defined benefit pension plan expense of $1.9 million.
RESTRUCTURING AND GOODWILL IMPAIRMENT CHARGES
Goodwill Impairment Charges In 2006 and 2004, we did not incur any goodwill impairment charges with respect to our continuing operations. See the discussion of discontinued operations within this MD&A for goodwill impairment charges related to the announced divestiture of CPG.
In 2005, we divested FSS. We completed an impairment analysis as the estimated selling price was below the carrying value of the business. We recorded a pre-tax impairment charge related to FSS goodwill of $4.7 million as a result of this analysis.
Restructuring Charges In 2006, 2005 and 2004, we did not initiate any new restructuring programs. No restructuring expense was recorded in 2006 or 2005. The restructuring expense recorded in 2004 related to programs initiated prior to 2004 and discussed below.
2003 Facility Consolidation Program In 2003, we approved a facility consolidation program, resulting in a restructuring charge of which $0.3 million was recorded in 2004. We completed and paid all remaining costs associated with this program in 2005.
Kennametal Integration Restructuring Program This program, which was implemented in 2003 in conjunction with the Widia acquisition, included employee severance costs associated with existing Kennametal facilities and resulted in restructuring charges of which $3.5 million were recorded in 2004. We completed and paid all remaining costs associated with this program in 2005.
(GAIN) LOSS ON DIVESTITURES During 2006, we completed the divestitures of J&L and Presto for a gain of $233.9 million and a loss of $9.5 million, respectively. The inventory-related portion of the J&L gain and Presto loss amounting to $1.9 million and $7.3 million, respectively, are included in cost of goods sold in 2006.
In 2005, we completed the divestiture of FSS and recorded a loss on divestiture of $1.5 million.

See the discussion under the heading “Acquisitions and Divestitures” within this MD&A for additional information related to these divestitures.
AMORTIZATION OF INTANGIBLES Amortization expense increased $2.1 million to $5.6 million in 2006 from $3.5 million in 2005. The increase is primarily attributed to the acquisition of Extrude Hone Corporation (Extrude Hone) effective March 1, 2005.
Amortization expense increased $1.3 million to $3.5 million in 2005 from $2.2 million in 2004. The increase was primarily attributed to the Conforma Clad Inc. (Conforma Clad) and Extrude Hone acquisitions.
INTEREST EXPENSE Interest expense increased $3.7 million to $31.0 million in 2006 compared with $27.3 million in 2005. The increase in interest expense is due to higher average borrowing rates in 2006. The weighted average domestic borrowing rate increased from 4.7 percent in 2005 to 5.5 percent in 2006. The portion of our debt subject to variable rates of interest was approximately 60 percent at June 30, 2006 and 2005.
Interest expense was $27.3 million in 2005 compared with $25.9 million in 2004. The increase in interest expense was due to higher average borrowing rates in 2005. The weighted average domestic borrowing rate increased from 4.3 percent in 2004 to 4.7 percent in 2005. The portion of our debt subject to variable rates of interest was approximately 60 percent at June 30, 2005 and 2004.
OTHER INCOME, NET In 2006, other income, net decreased by $1.4 million to $2.2 million compared to $3.6 million in 2005. The decrease is primarily attributed to unfavorable foreign currency effects of $3.0 million and an increase in accounts receivable securitization fees of $1.6 million offset by an increase in interest income of $1.4 million and a gain on the sale of a non-core product line of $1.1 million. Other income, net for 2006 and 2005 included fees of $4.8 million and $3.2 million, respectively, related to the accounts receivable securitization program. These fees are expected to significantly decrease in 2007. See the discussion under the heading “Off-balance Sheet Arrangements” within this MD&A for additional information related to our accounts receivable securitization program.
In 2005, other income, net increased by $2.4 million to $3.6 million compared to $1.2 million in 2004. The increase was primarily attributed to favorable foreign currency effects of $5.8 million and an increase in interest income of $2.0 million. These benefits were partially offset by the absence of a non-recurring prior year gain on the sale of an investment of $4.4 million. Other income, net for 2005 and 2004 included fees of $3.2 million and $1.7 million, respectively, related to the accounts receivable securitization program.
INCOME TAXES The effective tax rate for 2006 is 38.6 percent compared to 34.2 percent for 2005. The increase in the effective rate from 2005 to 2006 is primarily driven by permanent differences related to the divestiture of J&L, the income tax expense associated with cash repatriated under the American Jobs Creation Act of 2004 (AJCA), impairment charges related to the divestiture of Presto for which tax benefits could not be recognized and the impact of adopting SFAS 123(R). The impact of these items are partially reduced by a favorable resolution of tax contingencies with the Internal Revenue Service, which is primarily related to a research and development tax credit claim, the favorable effect of operating under a new business model in Europe and reversal of a valuation allowance that resulted from a change in circumstances that caused a change in judgment about the realizability of certain deferred tax assets in Europe.
During the current year, we implemented an enhanced pan-European centralized business model, which involved the establishment of a Principal company. In this structure, key management decision-making and responsibility are centralized in the Principal company that maintains the responsibility to drive all strategic and operational initiatives of the European business. Manufacturing and sales operations have been transformed into toll manufacturers and limited risk distributors. Service functions have also been organized into separate units, which now allows these functions to intensify their focus on and increase their efficiency in production, sales growth and supporting services, following clearly defined and uniform processes as directed by the Principal company.
On October 22, 2004, the AJCA was enacted. During 2006, we completed our evaluation of a provision within the act that provides for a special one-time tax deduction of 85.0 percent of foreign earnings that are repatriated to the U.S., as defined by the act, and repatriated $88.8 million of foreign earnings under the act. Notwithstanding this one-time repatriation, the unremitted earnings of our non-U.S. subsidiaries are permanently reinvested, and accordingly, no deferred tax liability has been recorded in connection therewith.
The effective tax rate for 2005 was 34.2 percent compared to 32.1 percent for 2004. The increase in the effective rate from 2004 to 2005 was primarily driven by the negative impact of a German tax law change enacted in December of 2003 and non-deductible goodwill written off in association with the divestiture of FSS partially offset by changes in valuation allowances in Europe.
INCOME FROM CONTINUING OPERATIONS Income from continuing operations is $272.3 million, or $6.88 per diluted share, in 2006 compared to $113.9 million, or $2.99 per diluted share, in 2005. The increase in income from continuing operations is a result of the factors previously discussed.

Income from continuing operations was $113.9 million, or $2.99 per diluted share, in 2005 compared to $67.2 million, or $1.85 per diluted share, in 2004. The increase in income from continuing operations was a result of the factors previously discussed.
BUSINESS SEGMENT REVIEW Prior to the divestitures of J&L and FSS in 2006 and 2005, respectively, our operations were organized into four global business units consisting of MSSG, AMSG, J&L and FSS, and Corporate. The presentation of segment information reflects the manner in which we organize segments for making operating decisions and assessing performance.
METALWORKING SOLUTIONS & SERVICES GROUP

(in thousands)	2006	2005	2004

External sales	$1,401,777	$1,313,525	$1,130,787
Intersegment sales	186,024	150,039	124,994
Operating income	197,525	178,313	116,728
External sales increased by $88.3 million, or 6.7 percent, from 2005. The increase in sales is due primarily to further market penetration, new product introduction and growth of Widia product sales in the Americas, as well as product price increases offset by a decline of Widia product sales in Europe and unfavorable foreign currency effects of $12.9 million. MSSG experienced growth across several sectors lead by distribution, automotive, energy and general engineering. This increase was driven primarily by growth in metalworking sales in North America and industrial product sales, which were up 12.8 percent and 10.0 percent, respectively. European sales were flat year over year. MSSG reported emerging market growth in Latin America and India of 18.7 percent and 16.9 percent, respectively.
Operating income increased by $19.2 million, or 10.8 percent, from 2005 as a result of product price increases and a continued focus on cost containment offset by increases in raw material costs and a $9.5 million charge related to the divestiture of Presto. Operating margin was 14.1 percent in 2006 compared to 13.6 percent in 2005.
In 2005, external sales increased by $182.7 million, or 16.2 percent, from 2004. The increase in sales was due primarily to further market penetration and increased pricing in 2005. This increase was driven primarily by growth in metalworking North America, Europe and our industrial products group, which were up approximately 14.7 percent, 13.8 percent and 11.8 percent, respectively. This growth was attributed to new product introduction, growth in milling and hole-making products, better pricing and growth of Widia products in the Americas and Europe. In addition to growth in mature markets, MSSG also reported emerging market growth in Latin America, India and Asia of 42.3 percent, 46.0 percent and 22.1 percent, respectively. MSSG experienced growth across several sectors, such as automotive, light and general engineering, distribution, energy and aerospace. Favorable foreign currency effects accounted for $46.9 million of the increase in external sales in 2005.
In 2005, operating income increased by $61.6 million, or 52.8 percent, from 2004 as a result of sales growth, a continued focus on cost containment, a reduction in restructuring and integration charges of $6.5 million, a reduction in defined benefit plan expense and favorable foreign currency effects. These benefits were partially offset by an increase in raw material costs and higher employment costs.
ADVANCED MATERIALS SOLUTIONS GROUP

(in thousands)	2006	2005	2004

External sales	$676,556	$510,572	$382,303
Intersegment sales	38,509	33,776	34,387
Operating income	121,058	84,268	54,373
In 2006, AMSG external sales increased by $166.0 million, or 32.5 percent, from 2005. The increase in sales is attributed primarily to favorable market conditions, product price increases and acquisitions. The increase in sales was achieved primarily in energy products, mining and construction products and engineered products, which increased 41.4 percent, 14.8 percent and 24.7 percent, respectively. Acquisitions increased sales by $56.5 million.
Operating income increased $36.8 million, or 43.7 percent, from 2005. The increase is primarily attributed to sales growth and the accretive effects of acquisitions partially offset by significant increases in raw material costs.

In 2005, AMSG external sales increased by $128.3 million, or 33.6 percent, from 2004. The increase in sales was attributed primarily to new product introduction, better pricing, improved market conditions and the accretive effects of acquisitions. The increase in sales was achieved primarily in mining and construction products and engineered products, which increased 22.6 percent and 20.1 percent, respectively. The acquisitions of Conforma Clad and Extrude Hone increased sales by $48.1 million.
Operating income increased $29.9 million, or 55.0 percent, from 2004. The increase was primarily attributed to sales growth, 2004 non-recurring restructuring and integration costs of $1.5 million and the additions of Conforma Clad and Extrude Hone. These benefits were partially offset by an increase in raw material costs, higher employment costs and charges related to a plant closure.
J&L INDUSTRIAL SUPPLY

(in thousands)	2006	2005	2004

External sales	$251,295	$255,840	$218,295
Intersegment sales	797	1,662	1,502
Operating income	260,894	27,094	19,547
In 2006, J&L external sales decreased $4.5 million, or 1.8 percent, from 2005. The decrease in sales is attributed to the divestiture effective June 1, 2006. Operating income increased $233.8 million from 2005. The increase in operating income is primarily the result of the pre-tax gain on divestiture of $233.9 million.
In 2005, J&L external sales increased $37.5 million, or 17.2 percent, from 2004. The increase in sales was attributable to advancing the multi-channel sales approach to the metalworking marketplace. Operating income increased $7.6 million, or 38.6 percent, from 2004. The increase in operating income was a result of the improvement in sales growth and continued cost containment.
FULL SERVICE SUPPLY

(in thousands)	2005	2004

External sales	$122,895	$135,568
Intersegment sales	2,561	2,815
Operating (loss) income	(4,105)	818
FSS external sales decreased $12.7 million, or 9.3 percent, in 2005. The decrease in sales was primarily associated with the divestiture. Operating income decreased $4.9 million in 2005 to a loss of $4.1 million driven by a goodwill impairment charge of $4.7 million and a loss on assets held for sale of $1.5 million recorded as a result of the divestiture.
CORPORATE Corporate represents corporate shared service costs, certain employee benefit costs, stock-based compensation expense and eliminations of operating results between segments.

(in thousands)	2006	2005	2004

Operating loss	$(102,958)	$(83,460)	$(65,348)
In 2006, operating loss increased $19.5 million, or 23.4 percent, from 2005. The increase is primarily attributed to an increase in defined benefit pension plan expense of $12.9 million, stock option expense of $7.6 million resulting from the adoption of SFAS 123(R) and $6.4 million of J&L divestiture-related costs partially offset by a decrease in bonus provision of $5.8 million.
In 2005, operating expense increased $18.1 million, or 27.7 percent, from 2004. The increase was primarily attributed to increases in performance-based bonuses of $6.8 million, defined contribution plan expense of $2.1 million, other employment costs of $11.3 million, professional fees related to compliance with section 404 of the Sarbanes-Oxley Act of 2002 of $3.8 million and other professional fees of $6.4 million. These increases were partially offset by reductions in defined benefit plan expenses of $3.2 million, non-recurring prior year charges of $1.8 million related to a note receivable from the divestiture of a company previously owned by Kennametal and $1.3 million related to a pension curtailment and increased cost allocations to the business units of $2.2 million.
LIQUIDITY AND CAPITAL RESOURCES Our cash flow from operations is the primary source of financing for capital expenditures and internal growth. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. However, we believe we can adequately control costs and manage our working capital to meet our cash flow needs throughout changes in the economic cycle.

In March 2006, we entered into a five-year, multi-currency, revolving credit facility with a group of financial institutions (2006 Credit Agreement), which amends our 2004 Credit Agreement. The 2006 Credit Agreement permits revolving credit loans of up to $500.0 million for working capital, capital expenditures and general corporate purposes. The 2006 Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2006 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus 0.5 percent or (3) fixed as negotiated by us.
The 2006 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). As of June 30, 2006, outstanding borrowings under the agreement were $107.6 million. As of June 30, 2006, $25.0 million of these borrowings were denominated in U.S. dollars and $82.6 million were denominated in euros. We had the ability to borrow under the agreement, or otherwise incur, additional debt of up to $1.8 billion as of June 30, 2006 and remain in compliance with the maximum leverage ratio financial covenant. At June 30, 2006, we were in compliance with all debt covenants.
Borrowings under the 2006 Credit Agreement are guaranteed by our significant domestic subsidiaries.
Additionally, we generally obtain local financing through credit lines with commercial banks in the various countries in which we operate. At June 30, 2006, these borrowings amounted to $0.6 million of notes payable and $7.3 million of term debt and capital leases. We believe that cash flow from operations and the availability under our credit lines will be sufficient to meet our cash requirements over the next 12 months.
Based upon our debt structure at June 30, 2006 and 2005, approximately 60 percent of our debt was exposed to variable rates of interest, which is consistent with our target range for variable versus fixed interest rate debt. We periodically review the target range and the strategies designed to maintain the mix of variable to fixed interest rate debt within that range. In the future, we may decide to adjust the target range or the strategies to achieve it.
Following is a summary of our contractual obligations and other commercial commitments as of June 30, 2006 (in thousands):

			Less than			More than
Contractual Obligations		Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	(1)	$550,672	$135,802	$47,734	$47,924	$319,213
Notes payable	(2)	626	626	—	—	—
Pension benefit payments		(3)	29,373	62,628	70,086	(3)
Postretirement benefit payments		(3)	2,736	5,849	6,066	(3)
Capital leases	(4)	7,297	1,527	2,248	2,226	1,296
Operating leases		79,034	20,376	21,247	9,521	27,890
Purchase obligations	(5)	417,997	88,476	140,812	126,677	62,032

Total			$278,916	$280,518	$262,500

(1)	Long-term debt includes interest obligations of $145.9 million. Interest obligations were determined assuming interest rates as of June 30, 2006 remain constant.

(2)	Notes payable includes immaterial interest obligations. Interest obligations were determined assuming interest rates as of June 30, 2006 remain constant.

(3)	Annual payments are expected to continue into the foreseeable future at the amounts noted in the table.

(4)	Capital leases include interest obligations of $0.9 million.

(5)	Purchase obligations consist of purchase commitments for materials, supplies and machinery and equipment as part of the ordinary conduct of business. Purchase obligation with variable price provisions were determined assuming current market prices as of June 30, 2006 remain constant.

		Less than			More than
Other Commercial Commitments	Total	1 Year	1-3 Years	3-5 Years	5 Years

Standby letters of credit	$9,030	$2,830	$6,200	$—	$—
Guarantees	15,828	11,627	286	1,286	2,629

Total	$24,858	$14,457	$6,486	$1,286	$2,629

The standby letters of credit relate to insurance and other activities.

Cash flows from discontinued operations are not deemed material and have been combined with cash flows from continuing operations within each cash flow statement category. The absence of cash flows from discontinued operations is not expected to have a material impact on our future liquidity and capital resources.
During 2006, we generated $19.1 million in cash flow from operations, a decrease of $183.3 million, or 90.6 percent, compared to 2005. Cash flow provided by operating activities for 2006 consists of net income and non-cash items totaling $173.7 million offset by net changes in certain assets and liabilities of $154.7 million. Contributing to this change was $109.8 million of collections in excess of amounts securitized under our accounts receivable securitization program, a decrease in accounts payable and accrued liabilities of $85.4 million, which includes $73.0 million for funding a portion of our U.K. and U.S. defined benefit pension plans, and an increase in accrued income taxes of $73.1 million due primarily to divestiture activities. During 2005, cash flow provided by operating activities consisted of net income and non-cash items totaling $225.2 million offset by net changes in certain assets and liabilities of $22.9 million. Contributing to this change were increases in accounts receivable and inventories of $46.1 million and $8.4 million, respectively, due to increased 2005 sales and $7.7 million of net repayments of our accounts receivable securitization program resulting from the FSS divestiture.
In 2006, net cash provided by investing activities of $239.3 million includes proceeds from divestitures of $352.4 million offset by purchases of property, plant and equipment of $79.6 million, which consisted primarily of equipment upgrades, and $31.4 million used for the acquisition of business assets. In 2005, net cash used for investing activities of $185.9 million included $136.6 million used for the acquisition of business assets and $88.6 million of purchases of property, plant and equipment, which was primarily used to support our growth in China and India, offset by $37.3 million of proceeds from divestitures. We have projected our capital expenditures for 2007 to be approximately $90 million, which will be used primarily to support new strategic initiatives, new product development and to upgrade machinery and equipment. We believe this level of capital spending is sufficient to maintain competitiveness and improve productivity.
Net cash used for financing activities is $66.0 million in 2006 compared to $0.5 million in 2005. This increase is due primarily to the purchase of $93.0 million of our common stock in 2006, under its previously announced share repurchase program, offset by an increase in dividend reinvestment and activities related to our employee benefit and stock plans of $38.2 million.
OFF-BALANCE SHEET ARRANGEMENTS We have an agreement with a financial institution whereby we are permitted to securitize, on a continuous basis, an undivided interest in a specific pool of our domestic trade accounts receivable up to $125.0 million at June 30, 2006 (2003 Securitization Program). The 2003 Securitization Program provides for a co-purchase arrangement, whereby two financial institutions participate in the purchase of our accounts receivable. Pursuant to this agreement, we, and certain of our domestic subsidiaries, sell our domestic accounts receivable to Kennametal Receivables Corporation (KRC), a wholly-owned, bankruptcy-remote subsidiary. A bankruptcy-remote subsidiary is a company that has been structured to make it highly unlikely that it would be drawn into a bankruptcy of Kennametal Inc., or any of our other subsidiaries. KRC was formed to purchase these accounts receivable and sell participating interests in such accounts receivable to the financial institutions, which in turn purchase and receive ownership and security interests in those assets. As collections reduce the amount of accounts receivable included in the pool, we sell new accounts receivable to KRC, which in turn securitizes these new accounts receivable with the financial institutions. The actual amount of accounts receivable securitized each month is a function of the net change (new billings less collections) in the specific pool of domestic accounts receivable, the impact of detailed eligibility requirements in the agreement (e.g., the aging, terms of payment, quality criteria and customer concentrations) and the application of various reserves, which are typical in trade receivable securitization transactions. A decrease in the amount of eligible accounts receivable could result in our inability to continue to securitize all or a portion of our accounts receivable.
The financial institutions charge us fees based on the level of accounts receivable securitized under this agreement and the commercial paper market rates plus the financial institutions’ cost to administer the program. The costs incurred under this program, $4.8 million, $3.2 million and $1.7 million in 2006, 2005 and 2004, respectively, are accounted for as a component of other income, net and represent attractive funding costs compared to existing bank and public debt transactions.
At June 30, 2006, there were no accounts receivable securitized under this program. In June 2006, total collections on accounts receivable securitized reduced these amounts to zero. No additional accounts receivable were securitized after this reduction. At June 30, 2005, we securitized accounts receivable of $109.8 million under this program. Our subordinated retained interests in accounts receivable available for securitization and recorded as a component of accounts receivable was $41.2 million at June 30, 2005.

The 2003 Securitization Program was a three-year program, which contained certain provisions that required annual approval. We have obtained such approval annually. We amended the 2003 Securitization Program on July 14, 2006. The facility was reduced from $125.0 million to $10.0 million. The facility can be increased, if necessary, with the approval of the financial institutions and completion of the appropriate amendment documentation. We may evaluate the need for further amendment based on our future funding requirements and the relative economics associated with various funding alternatives. We intend to maintain the program on a year-to-year basis to the extent that it continues to represent attractive funding costs and liquidity. Non-renewal of this securitization program would result in our requirement to otherwise finance any amounts securitized. We anticipate that the risk of non-renewal of this securitization program with the current providers or some other providers is low. In the event of a decrease of our eligible accounts receivable, such as occurred in 2006, or non-renewal or non-annual approval of our securitization program, we will utilize alternative sources of capital to fund that portion of our working capital needs.
FINANCIAL CONDITION At June 30, 2006, total assets are $2,435.3 million, compared to $2,092.3 million at June 30, 2005. Working capital is $624.7 million at June 30, 2006, an increase of 55.2 percent from $402.4 million for 2005, primarily due to proceeds from the divestiture of J&L totaling $349.5 million partially offset by an increase in accrued income taxes of $89.3 million resulting primarily from divestiture activity and the tax impact of cash repatriated under the AJCA. At June 30, 2006, other assets are $818.0 million, an increase of $76.0 million from $742.0 million at June 30, 2005. The increase is primarily attributed to an increase in pension assets of $108.2 million due to contributions to our U.K. and U.S. defined benefit pension plans of $73.0 million and an increase in discount rate assumptions applied to our defined benefit pension plans as of June 30, 2006. This increase is partially offset by a decrease in goodwill and intangible assets of $34.4 million mainly as a result of the J&L divestiture and a $15.7 million goodwill impairment charge related to the divestiture of CPG.
Total liabilities increased $23.3 million from $1,102.0 million at June 30, 2005 to $1,125.3 million at June 30, 2006. This increase is driven by increases in current liabilities of $33.5 million previously discussed in working capital and increases in long-term debt and capital leases of $23.0 million and deferred income taxes of $13.8 million. This increase is partially offset by decreases in accrued pension benefits of $55.1 million due to current year funding levels coupled with an increase in discount rates from 2005.
Shareowners’ equity is $1,295.4 million at June 30, 2006, an increase of $322.5 million from the prior year. The increase is primarily attributed to net income of $256.3 million, the effect of employee stock and benefit plan activity of $95.7 million and other comprehensive income of $89.0 million partially offset by repurchases of common stock totaling $93.0 million and cash dividends of $29.7 million.
ENVIRONMENTAL MATTERS We are involved as a PRP at various sites designated by the USEPA as Superfund sites, including the Li Tungsten Superfund site in Glen Cove, New York. With respect to the Li Tungsten site, we recorded an environmental reserve following the identification of other PRPs, an assessment of potential remediation solutions and an entry of a unilateral order by the USEPA directing certain remedial action. This led us to conclude that it was probable that a liability had been incurred. The reserve represented our best estimate of the undiscounted future obligation based on discussions with outside counsel and the preliminary evaluation of our independent consultant. In May 2006, we reached an agreement in principle with the DOJ with respect to this site; the DOJ informed us that it would accept a payment of $0.9 million in full settlement for its claim against us for costs related to the Li Tungsten site. To date, the draft Consent Order and Agreement for settlement of our Li Tungsten liability has not been finalized, but we expect that the final settlement will proceed according to the terms outlined in the agreement in principle. At June 30, 2006 and 2005, we had an accrual of $1.0 million and $2.7 million, respectively, recorded relative to this environmental issue. Cash payments made against this reserve during 2006 were $0.1 million. As a result of the settlement, we reversed $1.6 million of our established liability to operating expense.
During 2006, we were notified by the USEPA that we have been named as a PRP at the Alternate Energy Resources Inc. site located in Augusta, Georgia. The proceedings in this matter have not yet progressed to a stage where it is possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, or the amount of our liability, if any, alone or in relation to that of any other PRPs.
Reserves for other potential environmental issues at June 30, 2006 and 2005 were $5.3 million and $5.9 million, respectively. The reserves we have established for environmental liabilities represent our best current estimate of the costs of addressing all identified environmental situations, based on our review of currently available evidence, and take into consideration our prior experience in remediation and that of other companies, as well as public information released by the USEPA, other governmental agencies, and by the PRP groups in which we are participating. Although the reserves currently appear to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities and we can give no assurance that our estimate of any environmental liability will not increase or decrease in the future. The reserved and unreserved liabilities for all environmental concerns could change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs, and the involvement of and direction taken by the government on these matters.

We maintain a Corporate EH&S Department, as well as an EH&S Policy Committee, to ensure compliance with environmental regulations and to monitor and oversee remediation activities. In addition, we have established an EH&S administrator at each of our global manufacturing facilities. Our financial management team periodically meets with members of the Corporate EH&S Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly basis, we review financial provisions and reserves for environmental contingencies and adjust such reserves when appropriate.
EFFECTS OF INFLATION Despite modest inflation in recent years, rising costs, in particular the cost of certain raw materials, continue to affect our operations throughout the world. We strive to minimize the effects of inflation through cost containment, productivity improvements and price increases under highly competitive conditions.
DISCUSSION OF CRITICAL ACCOUNTING POLICIES In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, we make judgments and estimates about the amounts reflected in our financial statements. As part of our financial reporting process, our management collaborates to determine the necessary information on which to base our judgments and develops estimates used to prepare the financial statements. We use historical experience and available information to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of different facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in our financial statements. Our significant accounting policies are described in Note 2 of our consolidated financial statements set forth in Item 8 of this annual report on Form 10-K. We believe that the following discussion addresses our critical accounting policies.
Revenue Recognition We recognize revenue upon shipment of our products and assembled machines. Our general conditions of sale explicitly state that the delivery of our products and assembled machines is F.O.B. shipping point and that title and all risks of loss and damages pass to the buyer upon delivery of the sold products or machines to the common carrier.
Our general conditions of sale explicitly state that acceptance of the conditions of shipment is considered to have occurred unless written notice of objection is received by Kennametal within 10 calendar days of the date specified on the invoice. We do not ship product or assembled machines unless we have documentation authorizing shipment to our customers. Our products are consumed by our customers in the manufacture of their products. Historically, we have experienced very low levels of returned product and do not consider the effect of returned product to be material. We have recorded an estimated returned goods allowance to provide for any potential product returns.
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
We recognize revenue related to the sale of specialized assembled machines upon customer acceptance and installation, as installation is deemed essential to the functionality of a specialized assembled machine. Sales of specialized assembled machines were immaterial for 2006, 2005 and 2004.
Prior to the divestiture in 2005, FSS management contracts contained two major deliverables: product procurement and inventory management. Under the fixed fee contracts, we recognized revenue evenly over the contract term. Revenue was recognized upon shipment for cost plus contracts.
Stock-based Compensation We recognize stock-based compensation expense for all stock option and restricted stock awards over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service (substantive vesting period). We continue to follow the nominal vesting period approach for unvested awards granted prior to the adoption of SFAS 123(R) on July 1, 2005. We utilize the Black-Scholes valuation method to establish fair value of all awards.
Accounting for Contingencies We accrue for contingencies when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require the exercise of judgment in both assessing whether or not a liability or loss has been incurred and estimating the amount of probable loss. The significant contingencies affecting our financial statements include environmental, health and safety matters and litigation.

Long-Lived Assets We evaluate the recoverability of property, plant and equipment and intangible assets that are amortized whenever events or changes in circumstances indicate the carrying amount of any such assets may not be fully recoverable. Changes in circumstances include technological advances, changes in our business model, capital structure, economic conditions or operating performance. Our evaluation is based upon, among other things, our assumptions about the estimated future undiscounted cash flows these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value, we will recognize an impairment loss. We apply our best judgment when performing these evaluations to determine the timing of the testing, the undiscounted cash flows used to assess recoverability and the fair value of the asset.
Goodwill and Indefinite-Lived Intangible Assets We evaluate the recoverability of goodwill of each of our reporting units by comparing the fair value of each reporting unit with its carrying value. The fair values of our reporting units are determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit. We evaluate the recoverability of indefinite-lived intangible assets using a discounted cash flow analysis based on projected financial information. This evaluation is sensitive to changes in market interest rates.
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
The rate of future health care costs is based on historical claims and enrollment information projected over the next fiscal year and adjusted for administrative charges. This rate is expected to decrease until 2010.
Future compensation rates, withdrawal rates and participant retirement age are determined based on historical information. These assumptions are not expected to significantly change. Mortality rates are determined based on review of published mortality tables.
Allowance for Doubtful Accounts We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the creditworthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. This assessment requires significant judgment. If the financial condition of our customers was to deteriorate, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at June 30, 2006.
Inventories Inventories are stated at the lower of cost or market. We use the last-in, first-out method for determining the cost of a significant portion of our U.S. inventories. The cost of the remainder of our inventories is determined under the first-in, first-out or average cost methods. When market conditions indicate an excess of carrying costs over market value, a lower-of-cost-or-market provision is recorded. Excess and obsolete inventory reserves are established based upon our evaluation of the quantity of inventory on hand relative to demand.
Income Taxes Realization of our deferred tax assets is primarily dependent on future taxable income, the timing and amount of which are uncertain in part due to the expected profitability of certain foreign subsidiaries. As of June 30, 2006, the deferred tax assets net of valuation allowances relate primarily to net operating loss carryforwards, accrued employee benefits and inventory reserves. In the event that we were to determine that we would not be able to realize our deferred tax assets in the future, an increase in the valuation allowance would be required.

NEW ACCOUNTING STANDARDS In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a method of recognition, measurement, presentation and disclosure within the financial statements for uncertain tax positions that a company has taken or expects to take in a tax return. FIN 48 is effective for Kennametal July 1, 2007. We are in the process of evaluating the provisions of FIN 48 to determine if there will be any impact of adoption on our results of operations or financial condition.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. As part of our financial risk management program, we use certain derivative financial instruments to manage these risks. We do not enter into derivative transactions for speculative purposes and therefore hold no derivative instruments for trading purposes. We use derivative financial instruments to dampen the effects of changes in foreign exchange rates on our consolidated results and to achieve our targeted mix of fixed and floating interest rates on outstanding debt. Our objective in managing foreign exchange exposures with derivative instruments is to reduce both earnings and cash flow volatility, allowing us to focus our attention on business operations. With respect to interest rate management, these derivative instruments allow us to achieve our targeted fixed-to-floating interest rate mix as a separate decision from funding arrangements in the bank and public debt markets. We measure hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The ineffective portions are recorded in other income, net in the current period. See Notes 2 and 15 to our consolidated financial statements set forth in Item 8 of this annual report of Form 10-K for additional information.
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
The following provides additional information on our use of derivative instruments. Included below is a sensitivity analysis that is based upon a hypothetical 10 percent weakening or strengthening in the U.S. dollar compared to the June 30, 2006 foreign currency rates and the effective interest rates under our current borrowing arrangements. We compared the contractual derivative and borrowing arrangements in effect at June 30, 2006 to the hypothetical foreign exchange or interest rates in the sensitivity analysis to determine the effect on interest expense, pre-tax income or the accumulated other comprehensive loss. Our analysis takes into consideration the different types of derivative instruments and the applicability of hedge accounting.
CASH FLOW HEDGES Currency A portion of our operations consists of investments in foreign subsidiaries. Our exposure to market risk for changes in foreign exchange rates arises from these investments, intercompany loans utilized to finance these subsidiaries, trade receivables and payables and firm commitments arising from international transactions. We manage our foreign exchange transaction risk to reduce the volatility of cash flows caused by currency fluctuations through natural offsets where appropriate and through foreign exchange contracts. These contracts are designated as hedges of transactions that will settle in future periods and otherwise would expose us to foreign currency risk.
Our foreign exchange hedging program minimizes our exposure to foreign exchange rate movements. This exposure arises largely from anticipated cash flows from cross-border intercompany sales of products and services. This program utilizes range forwards and forward contracts primarily to sell foreign currency. The notional amounts of the contracts translated into U.S. dollars at June 30, 2006 and 2005 rates are $130.7 million and $133.2 million, respectively. We would have paid $0.1 million and received $2.4 million at June 30, 2006 and 2005, respectively, to settle these contracts, which represents the fair value of these agreements. At June 30, 2006, a hypothetical 10 percent strengthening or weakening of the U.S. dollar would change accumulated other comprehensive income (loss), net of tax, by $4.2 million.
In addition, we may enter into forward contracts to hedge transaction exposures or significant cross-border intercompany loans by either purchasing or selling specified amounts of foreign currency at a specified date. At June 30, 2006 and 2005, we had several outstanding forward contracts to purchase and sell foreign currency, with notional amounts, translated into U.S. dollars at June 30, 2006 and 2005 rates, of $2.8 million and $18.9 million, respectively. At June 30, 2006, a hypothetical 10 percent change in the year-end exchange rates would result in an increase or decrease in pre-tax income of $0.3 million related to these positions.

Interest Rate Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We seek to manage our interest rate risk in order to balance our exposure between fixed and floating rates while attempting to minimize our borrowing costs. To achieve these objectives, we primarily use interest rate swap agreements to manage exposure to interest rate changes related to these borrowings. At June 30, 2006 and 2005, we had interest rate swap agreements outstanding that effectively convert notional amounts of $56.8 million of debt from floating to fixed interest rates. The outstanding agreements mature in June of 2008. We would have received $1.0 million and paid $0.7 million at June 30, 2006 and 2005, respectively, to settle these interest rate swap agreements, which represents the fair value of these agreements.
FAIR VALUE HEDGES Interest Rate As discussed above, our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We seek to manage this risk through the use of interest rate swap agreements. At June 30, 2006 and 2005, we had interest rate swap agreements outstanding that effectively convert a notional amount of $200.0 million of the Senior Unsecured Notes from fixed to variable interest rates. These agreements mature in June 2012 but provide for a one-time optional early termination for the bank counterparty in June 2008 at the then prevailing market value of the swap agreements.
DEBT AND NOTES PAYABLE At June 30, 2006 and 2005, we had $411.7 million and $437.4 million, respectively, of debt and notes payable outstanding. Effective interest rates as of June 30, 2006 and 2005 were 6.8 percent and 5.8 percent, respectively, including the effect of interest rate swaps. A hypothetical change of 10 percent in interest rates from June 30, 2006 levels would increase or decrease interest expense by approximately $1.0 million.
FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS Foreign currency exchange rate fluctuations have materially reduced earnings in 2006 and increased earnings in 2005 and 2004 as compared to the prior year periods. Foreign currency exchange rate fluctuations may have a material impact on future earnings in the short term and long term.
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has conducted an assessment using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2006, based on criteria in Internal Control — Integrated Framework issued by the COSO. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
MANAGEMENT’S CERTIFICATIONS
The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in October 2005, the Company’s Chief Executive Officer filed with the New York Stock Exchange (“NYSE”) the annual certification required to be furnished to the NYSE pursuant to Section 303A.12 of the NYSE Listed Company Manual. The certification confirmed that the Company’s Chief Executive Officer was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE SHAREOWNERS OF KENNAMETAL INC.:
We have completed integrated audits of Kennametal Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Kennametal Inc. and its subsidiaries (the Company) at June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 16, the Company changed its method of accounting for stock-based compensation in 2006.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of June 30, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
August 25, 2006

Consolidated Statements of Income

Year ended June 30 (in thousands, except per share data)	2006	2005	2004

OPERATIONS
Sales	$2,329,628	$2,202,832	$1,866,953
Cost of goods sold	1,497,462	1,431,716	1,237,610

Gross profit	832,166	771,116	629,343
Operating expense	579,907	559,293	497,308
Restructuring and goodwill impairment charges (Note 14)	—	4,707	3,683
(Gain) loss on divestitures	(229,886)	1,546	—
Amortization of intangibles	5,626	3,460	2,234

Operating income	476,519	202,110	126,118
Interest expense	31,019	27,277	25,884
Other income, net	(2,219)	(3,645)	(1,160)

Income from continuing operations before income taxes and minority interest expense	447,719	178,478	101,394
Provision for income taxes (Note 11)	172,902	60,967	32,551
Minority interest expense	2,566	3,592	1,596

Income from continuing operations	272,251	113,919	67,247
(Loss) income from discontinued operations	(15,968)	5,372	6,331

Net income	$256,283	$119,291	$73,578

PER SHARE DATA
Basic earnings (loss)
Continuing operations	$7.08	$3.09	$1.88
Discontinued operations	(0.41)	0.14	0.18

	$6.67	$3.23	$2.06

Diluted earnings (loss)
Continuing operations	$6.88	$2.99	$1.85
Discontinued operations	(0.40)	0.14	0.17

	$6.48	$3.13	$2.02

Dividends per share	$0.76	$0.68	$0.68

Basic weighted average shares outstanding	38,432	36,924	35,704

Diluted weighted average shares outstanding	39,551	38,056	36,473

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

As of June 30 (in thousands, except per share data)	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$233,976	$43,220
Accounts receivable, less allowance for doubtful accounts of $14,692 and $16,835 (Note 6)	386,714	293,311
Inventories (Note 7)	334,949	386,674
Deferred income taxes (Note 11)	55,328	70,391
Current assets of discontinued operations held for sale (Note 5)	24,280	—
Other current assets	51,610	37,466

Total current assets	1,086,857	831,062

Property, plant and equipment:
Land and buildings	290,848	274,242
Machinery and equipment	1,058,623	1,062,058
Less accumulated depreciation	(819,092)	(816,999)

Property, plant and equipment, net	530,379	519,301

Other assets:
Investments in affiliated companies	17,713	15,454
Goodwill (Note 2)	500,002	528,013
Intangible assets, less accumulated amortization of $16,891 and $10,978 (Note 2)	118,421	124,778
Deferred income taxes (Note 11)	39,721	47,077
Assets of discontinued operations held for sale (Note 5)	11,285	—
Other	130,894	26,652

Total other assets	818,036	741,974

Total assets	$2,435,272	$2,092,337

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases (Note 9)	$1,597	$7,092
Notes payable to banks (Note 10)	617	43,797
Accounts payable	124,907	154,839
Accrued income taxes	112,364	23,022
Accrued vacation pay	34,218	32,052
Accrued payroll	47,900	43,875
Current liabilities of discontinued operations held for sale (Note 5)	3,065	—
Other current liabilities (Note 8)	137,531	123,981

Total current liabilities	462,199	428,658

Long-term debt and capital leases, less current maturities (Note 9)	409,508	386,485
Deferred income taxes (Note 11)	73,338	59,551
Postretirement benefits (Note 12)	31,738	37,033
Accrued pension benefits (Note 12)	113,030	168,089
Other liabilities	35,468	22,199

Total liabilities	1,125,281	1,102,015

Commitments and contingencies (Note 18)

Minority interest in consolidated subsidiaries	14,626	17,460

SHAREOWNERS’ EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 70,000 shares authorized; 40,356 and 38,242 shares issued	50,448	47,805
Additional paid-in capital	638,399	550,364
Retained earnings	670,433	443,869
Treasury stock, at cost; 1,749 and 115 shares held	(101,781)	(5,367)
Unearned compensation	—	(12,687)
Accumulated other comprehensive income (loss) (Note 13)	37,866	(51,122)

Total shareowners’ equity	1,295,365	972,862

Total liabilities and shareowners’ equity	$2,435,272	$2,092,337

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

Year ended June 30 (in thousands)	2006	2005	2004

OPERATING ACTIVITIES
Net income	$256,283	$119,291	$73,578
Adjustments for non-cash items:
Depreciation	65,518	63,424	63,755
Amortization	5,626	3,460	2,234
(Gain) loss on divestitures	(202,052)	1,546	—
Stock-based compensation expense	23,544	14,163	12,706
Goodwill impairment charges	15,674	4,707	—
Deferred income tax provision	8,839	13,600	3,920
Other	303	5,032	(2,667)
Changes in certain assets and liabilities, excluding effects of acquisitions and divestitures:
Accounts receivable	(26,953)	(46,074)	(22,363)
(Repayments of) proceeds from accounts receivable securitization	(109,786)	(7,694)	18,164
Inventories	(7,711)	(8,446)	10,255
Accounts payable and accrued liabilities	(85,354)	16,940	25,469
Accrued income taxes	73,062	11,299	(1,808)
Other	2,060	11,079	(5,385)

Net cash flow provided by operating activities	19,053	202,327	177,858

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(79,593)	(88,552)	(56,962)
Disposals of property, plant and equipment	2,961	3,912	4,225
Acquisition of business assets, net of cash acquired	(31,373)	(136,604)	(65,846)
Proceeds from divestiture of assets held for sale	352,364	37,315	12,306
Purchase of subsidiary stock	(7,261)	(5,161)	(5,030)
Proceeds from the sale of marketable equity securities	—	—	17,429
Other	2,230	3,174	1,287

Net cash flow provided by (used for) investing activities	239,328	(185,916)	(92,591)

FINANCING ACTIVITIES
Net (decrease) increase in notes payable	(43,207)	17,685	18,103
Net (decrease) increase in revolving and other lines of credit	(3,500)	3,500	(25,716)
Term debt borrowings	569,293	617,099	424,033
Term debt repayments	(539,042)	(648,218)	(495,257)
Purchase of common stock	(93,015)	—	—
Dividend reinvestment, employee benefit and stock plans	75,774	37,577	27,000
Cash dividends paid to shareowners	(29,719)	(25,434)	(24,829)
Other	(2,614)	(2,688)	(1,325)

Net cash flow used for financing activities	(66,030)	(479)	(77,991)

Effect of exchange rate changes on cash and cash equivalents	(1,595)	1,348	3,571

CASH AND CASH EQUIVALENTS
Net increase in cash and cash equivalents	190,756	17,280	10,847
Cash and cash equivalents, beginning of year	43,220	25,940	15,093

Cash and cash equivalents, end of year	$233,976	$43,220	$25,940

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareowners’ Equity

Year ended June 30 (in thousands)	2006		2005	2004

	Shares	Amount
CAPITAL STOCK
Balance at beginning of year	38,242	$47,805	$47,390	$47,061
Dividend reinvestment	84	105	—	—
Issuance of capital stock under employee benefit and stock plans	2,030	2,538	415	329

Balance at end of year	40,356	50,448	47,805	47,390

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		550,364	525,476	507,343
SFAS 123(R) reclassification adjustment		(12,687)	—	—
Dividend reinvestment		4,184	554	78
Issuance of capital stock under employee benefit and stock plans		96,538	24,334	18,055

Balance at end of year		638,399	550,364	525,476

RETAINED EARNINGS
Balance at beginning of year		443,869	350,012	301,263
Net income		256,283	119,291	73,578
Cash dividends to shareowners		(29,719)	(25,434)	(24,829)

Balance at end of year		670,433	443,869	350,012

TREASURY STOCK
Balance at beginning of year	115	(5,367)	(39,670)	(67,268)
Dividend reinvestment	—	—	1,376	2,300
Purchase of common stock	1,586	(93,015)	—	—
Issuance of capital stock under employee benefit and stock plans	48	(3,399)	32,927	25,298

Balance at end of year	1,749	(101,781)	(5,367)	(39,670)

UNEARNED COMPENSATION
Balance at beginning of year		(12,687)	(9,025)	(9,109)
SFAS 123(R) reclassification adjustment		12,687	—	—
Issuance of capital stock under employee benefit and stock plans		—	(8,954)	(4,724)
Amortization of unearned compensation		—	5,292	4,808

Balance at end of year		—	(12,687)	(9,025)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		(51,122)	12,969	(57,713)
Unrealized loss on investments, net of tax		—	(88)	(193)
Reclassification of unrealized loss on investments, net of tax		450	—	—
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax		(104)	(1,836)	(2,254)
Reclassification of unrealized (gain) loss on expired derivatives, net of tax		(38)	2,486	6,226
Minimum pension liability adjustment, net of tax		67,720	(68,095)	43,685
Foreign currency translation adjustments		20,960	3,442	23,218

Other comprehensive income (loss)		88,988	(64,091)	70,682

Balance at end of year		37,866	(51,122)	12,969

Total shareowners’ equity, June 30		$1,295,365	$972,862	$887,152

COMPREHENSIVE INCOME
Net income		$256,283	$119,291	$73,578
Other comprehensive income (loss)		88,988	(64,091)	70,682

Comprehensive income		$345,271	$55,200	$144,260

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
PRINCIPLES OF CONSOLIDATION The consolidated financial statements include our accounts and those of majority-owned subsidiaries. All significant intercompany balances and transactions are eliminated. Investments in entities of less than 50 percent of the voting stock over which we have significant influence are accounted for on an equity basis. The factors used to determine significant influence include, but are not limited to, our management involvement in the investee, such as hiring and setting compensation for management of the investee, the ability to make operating and capital decisions of the investee, representation on the investee’s board of directors and purchase and supply agreements with the investee. Investments in entities of less than 50 percent of the voting stock in which we do not have significant influence are accounted for on the cost basis.
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
CASH AND CASH EQUIVALENTS Cash investments having original maturities of three months or less are considered cash equivalents. Cash equivalents principally consist of investments in money market funds at June 30, 2006.
ACCOUNTS RECEIVABLE Accounts receivable includes $5.0 million of receivables from affiliates at June 30, 2006 and 2005. We market our products to a diverse customer base throughout the world. Trade credit is extended based upon periodically updated evaluations of each customer’s ability to satisfy its obligations. We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Accounts receivable reserves are determined based upon an aging of accounts and a review of specific accounts.
INVENTORIES Inventories are stated at the lower of cost or market. We use the last-in, first-out (LIFO) method for determining the cost of a significant portion of our domestic inventories. The cost of the remainder of our inventories is determined under the first-in, first-out or average cost methods. When market conditions indicate an excess of carrying costs over market value, a lower-of-cost-or-market provision is recorded. Excess and obsolete inventory reserves are established based upon our evaluation of the quantity of inventory on hand relative to demand. The excess and obsolete inventory reserve at June 30, 2006 and 2005 was $56.1 million and $59.4 million, respectively.
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
LONG-LIVED ASSETS We periodically perform reviews of under performing businesses and other long-lived assets, including amortizable intangible assets, for impairment. These reviews may include an analysis of the current operations and capacity utilization, in conjunction with the markets in which the businesses are operating. A comparison is performed of the undiscounted projected cash flows of the current operating forecasts to the net book value of the related assets. If it is determined that the full value of the assets may not be recoverable, an appropriate charge to adjust the carrying value of the long-lived assets to fair value may be required.
GOODWILL AND INTANGIBLE ASSETS Goodwill represents the excess of cost over the fair value of acquired companies. Goodwill and intangible assets with indefinite useful lives are tested at least annually for impairment. On an ongoing basis (absent of any impairment indicators), we perform our impairment tests during the June quarter in connection with our planning process.
The carrying amount of goodwill attributable to each segment at June 30, 2006 and 2005 is as follows:

		Acquisitions/
(in thousands)	June 30, 2005	Divestitures	Impairment	Adjustments	Translation	June 30, 2006

MSSG	$216,053	$(1,135)	$(15,674)	$—	$2,014	$201,258
AMSG	272,311	8,680	—	16,769	984	298,744
J&L	39,649	(39,649)	—	—	—	—

Total	$528,013	$(32,104)	$(15,674)	$16,769	$2,998	$500,002

(in thousands)	June 30, 2004	Acquisitions	Impairment	Adjustments	Translation	June 30, 2005

MSSG	$223,866	$3,462	$—	$(13,138)	$1,863	$216,053
AMSG	220,493	53,913	—	(2,035)	(60)	272,311
J&L	39,649	—	—	—	—	39,649
FSS	4,707	—	(4,707)	—	—	—

Total	$488,715	$57,375	$(4,707)	$(15,173)	$1,803	$528,013

During 2006, we acquired the remaining interests of a consolidated subsidiary for a purchase price of $2.1 million, which generated Metalworking Solutions & Services Group (MSSG) goodwill of $1.6 million. We also increased our ownership percentage in another consolidated subsidiary for a purchase price of $5.2 million, which generated MSSG goodwill of $2.5 million. The divestiture of our consumer retail product line, including industrial saw blades (CPG) resulted in a $5.2 million reduction of MSSG goodwill. We completed a business acquisition for a purchase price of $18.4 million, which generated Advanced Materials Solutions Group (AMSG) goodwill of $8.7 million. The divestiture of J&L Industrial Supply (J&L) reduced goodwill $39.7 million.
In 2006, we recorded goodwill impairment charges of $15.7 million related to CPG (see Note 5).
Adjustments recorded during 2006 increased goodwill $16.8 million. Final purchase accounting adjustments related to the acquisition of Extrude Hone Corporation (Extrude Hone) resulted in an $11.3 million increase in goodwill and consisted primarily of a $12.7 million working capital adjustment and $2.2 million related to the finalization of the intangible asset valuation offset by a $6.8 million deferred tax adjustment. We recorded a $5.5 million adjustment to correct deferred taxes related to the acquisition of Conforma Clad Inc. (Conforma Clad) that increased AMSG goodwill.
In 2005, we completed the acquisition of Extrude Hone that resulted in goodwill of $51.6 million. In 2005, we also completed other individually immaterial acquisitions of businesses, in which we had prior investment or business relationships, which resulted in goodwill of $5.8 million.
In 2005, we recorded a goodwill impairment charge of $4.7 million related to our Full Service Supply (FSS) segment (see Note 14).

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
The components of our intangible assets are as follows:

		June 30, 2006		June 30, 2005
	Estimated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Useful Life	Amount	Amortization	Amount	Amortization
Contract-based	4-15 years	$5,183	$(4,096)	$5,191	$(3,703)
Technology-based and other	4-15 years	55,035	(11,752)	44,269	(6,964)
Unpatented technology	30 years	19,283	(1,043)	28,129	(311)
Trademarks	Indefinite	54,322	—	52,393	—
Intangible pension assets	N/A	1,489	—	5,774	—

Total		$135,312	$(16,891)	$135,756	$(10,978)

During 2006, we finalized the Extrude Hone intangible asset valuation. This resulted in an $8.9 million reduction of unpatented technology and a $5.3 million increase of technology-based and other. As a result of the 2006 business acquisition, we recorded $5.3 million of identifiable assets as follows: technology-based and other of $4.6 million and trademarks of $0.7 million.
In 2007, we will be reviewing all of our currently used brands and related trademarks as part of a branding strategy initiative. This review may result in the identification of useful lives for various trademarks that currently have indefinite lives. To the extent a triggering event occurs, we will reassess the useful lives assigned to our trademarks. The assignment of a useful life would result in amortization expense and may result in an impairment. The carrying value of our indefinite-lived trademarks are dependent on meeting sales projections and are sensitive to changes in market interest rates. A decline in future interest rates may result in an impairment.
Amortization expense for intangible assets was $5.6 million, $3.5 million and $2.2 million for 2006, 2005 and 2004, respectively. Estimated amortization expense for 2007 through 2011 is $5.2 million, $5.2 million, $4.3 million, $3.8 million and $3.3 million, respectively.
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
The rate of future health care costs is based on historical claims and enrollment information projected over the next fiscal year and adjusted for administrative charges. This rate is expected to decrease until 2010.
Future compensation rates, withdrawal rates and participant retirement age are determined based on historical information. These assumptions are not expected to significantly change. Mortality rates are determined based on review of published mortality tables.
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
For purposes of determining the number of dilutive shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options and restricted stock awards by 1.1 million, 1.1 million and 0.8 million shares in 2006, 2005 and 2004, respectively. Unexercised capital stock options of 0.5 million, 0.3 million and 0.6 million shares at June 30, 2006, 2005 and 2004, respectively, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.
REVENUE RECOGNITION We recognize revenue upon shipment of our products and assembled machines. Our general conditions of sale explicitly state that the delivery of our products and assembled machines is F.O.B. shipping point and that title and all risks of loss and damages pass to the buyer upon delivery of the sold products or machines to the common carrier.
Our general conditions of sale explicitly state that acceptance of the conditions of shipment are considered to have occurred unless written notice of objection is received by Kennametal within 10 calendar days of the date specified on the invoice. We do not ship product or assembled machines unless we have documentation authorizing shipment to our customers. Our products are consumed by our customers in the manufacture of their products. Historically, we have experienced very low levels of returned product and do not consider the effect of returned product to be material. We have recorded an estimated returned goods allowance to provide for any potential product returns.
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
We recognize revenue related to the sale of specialized assembled machines upon customer acceptance and installation, as installation is deemed essential to the functionality of a specialized assembled machine. Sales of specialized assembled machines were immaterial for 2006, 2005 and 2004.
Prior to the divestiture in 2005, FSS management contracts contained two major deliverables, product procurement and inventory management. Under the fixed fee contracts, we recognized revenue evenly over the contract term. Revenue was recognized upon shipment for cost plus contracts.
STOCK-BASED COMPENSATION We recognize stock-based compensation expense for all stock option and restricted stock awards over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service (substantive vesting period). We continue to follow the nominal vesting period approach for unvested awards granted prior to the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (revised 2004)” (SFAS 123(R) on July 1, 2005. We utilize the Black-Scholes valuation method to establish fair value of all awards.
Capital stock options are granted to eligible employees at fair market value at the date of grant. Capital stock options are exercisable under specified conditions for up to 10 years from the date of grant. The aggregate number of shares available for issuance under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended (2002 Plan) is 3,750,000. Under the provisions of the 2002 Plan, participants may deliver our stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair value of shares delivered during 2006 was $3.5 million. In addition to stock option grants, the 2002 Plan permits the award of restricted stock to directors, officers and key employees.

If compensation expense were determined based on the estimated fair value of capital stock options granted, our net income and earnings per share for 2005 and 2004 would be reduced to the pro forma amounts indicated below:

(in thousands, except per share data)	2005	2004

Net income, as reported	$119,291	$73,578
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,867)	(8,918)
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	3,697	3,269

Total incremental pro forma stock-based compensation	(5,170)	(5,649)

Pro forma net income	$114,121	$67,929

Earnings per share:
Basic — as reported	$3.23	$2.06

Basic — pro forma	$3.09	$1.90

Diluted — as reported	$3.13	$2.02

Diluted — pro forma	$3.00	$1.86

RESEARCH AND DEVELOPMENT COSTS Research and development costs of $26.1 million, $23.0 million and $21.7 million in 2006, 2005 and 2004, respectively, were expensed as incurred. These costs are included in operating expense in the consolidated statements of income.
SHIPPING AND HANDLING FEES AND COSTS All fees billed to customers for shipping and handling are classified as a component of net sales. All costs associated with shipping and handling are classified as a component of cost of goods sold.
INCOME TAXES Deferred income taxes are recognized based on the future income tax effects (using enacted tax laws and rates) of differences in the carrying amounts of assets and liabilities for financial reporting and tax purposes. A valuation allowance is recognized if it is “more likely than not” that some or all of a deferred tax asset will not be realized. The valuation allowance was $38.7 million and $37.4 million at June 30, 2006 and 2005, respectively (see Note 11).
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
CASH FLOW HEDGES Currencies Forward contracts and range forward contracts (a transaction where both a put option is purchased and a call option is sold), designated as cash flow hedges, hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive income (loss), net of tax, and are recognized as a component of other income, net when the underlying sale of products or services are recognized into earnings. Expense recognized in 2006 related to hedge ineffectiveness was immaterial. We recognized expense of $0.1 million and $0.2 million as a component of other income, net, in 2005 and 2004, respectively, related to hedge ineffectiveness. The time value component of the fair value of range forwards is excluded from the assessment of hedge effectiveness. Assuming market rates remain constant with the rates at June 30, 2006, we expect to recognize into earnings in the next 12 months losses on outstanding derivatives of $0.5 million.

Interest Rates Floating-to-fixed interest rate swap agreements, designated as cash flow hedges, hedge our exposure to interest rate changes on a portion of our floating rate debt. The interest rate swap converts a portion of our floating rate debt to fixed rate debt. We record the fair value of these contracts in the balance sheet, with the offset to accumulated other comprehensive income (loss), net of tax. We have interest rate swap agreements to convert $53.5 million of our floating rate debt to fixed rate debt. As of June 30, 2006 and 2005, we recorded a gain of $0.6 million and a loss of $0.5 million, respectively, on these contracts, which has been recorded in other comprehensive income. The contracts require periodic settlement; the difference between the amounts to be received and paid under interest rate swap agreements is recognized in interest expense. Assuming market rates remain constant with rates at June 30, 2006, we would expect to recognize into earnings in the next 12 months gains on outstanding derivatives of $0.5 million.
FAIR VALUE HEDGES Interest Rates Fixed-to-floating interest rate swap agreements, designated as fair value hedges, hedge our exposure to fair value fluctuations on a portion of our fixed rate 10-year Senior Unsecured Notes due to changes in the overall interest rate environment. These interest rate swap agreements convert a portion of our fixed rate debt to floating rate debt. We have interest rate swap agreements, which mature in 2012, to convert $200.0 million of our fixed rate debt to floating rate debt. These contracts require periodic settlement; the difference between amounts to be received and paid under the interest rate swap agreements is recognized in interest expense. As of June 30, 2006 and 2005, we recorded a loss of $14.2 million and a gain of $0.2 million, respectively, related to these contracts. We record the gain or loss on these contracts in the balance sheet, with the offset to the carrying value of the Senior Unsecured Notes. Any gain or loss resulting from changes in the fair value of these contracts offset the corresponding gains or losses from changes in the fair values of the Senior Unsecured Notes. As a result, changes in the fair value of these contracts had no net impact on current year earnings.
FOREIGN CURRENCY TRANSLATION Assets and liabilities of international operations are translated into U.S. dollars using year-end exchange rates, while revenues and expenses are translated at average exchange rates throughout the year. The resulting net translation adjustments are recorded as a component of accumulated other comprehensive income (loss). The local currency is the functional currency of most of our locations.
NEW ACCOUNTING STANDARDS In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a method of recognition, measurement, presentation and disclosure within the financial statements for uncertain tax positions that a company has taken or expects to take in a tax return. FIN 48 is effective for Kennametal July 1, 2007. We are in the process of evaluating the provisions of FIN 48 to determine if there will be any impact of adoption on our results of operations or financial condition.
NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended June 30,
(in thousands)	2006	2005	2004

Cash paid during period for:
Interest	$29,880	$26,083	$24,238
Income taxes	58,998	40,526	37,422

Supplemental disclosure of non-cash information:
Contribution of stock to employees defined contribution benefit plans	8,528	8,685	7,898
Change in fair value of interest rate swaps	14,380	(8,452)	16,632
Changes in accounts payable related to purchases of property, plant and equipment	8,100	—	—
NOTE 4 — ACQUISITIONS AND DIVESTITURES
Effective June 12, 2006, we divested our U.K.-based high-speed steel business (Presto) for proceeds of $1.5 million as a part of our strategy to exit non-core businesses. This divestiture resulted in a pre-tax loss of $9.5 million. Included in the loss is a $7.3 million inventory charge reported in cost of goods sold. This business was a part of the MSSG segment. Cash flows of this component that will be retained have been deemed significant in relation to prior cash flows of the disposed component. The sale agreement includes a three-year supply agreement that management deems to be both quantitatively and qualitatively material to the overall operations of the disposed component and constitutes significant continuing involvement. As such, the results of operations of Presto prior to the divestiture are reported in continuing operations.

Effective June 1, 2006, we divested J&L for proceeds of $349.5 million, subject to post-closing adjustment, as a part of our strategy to exit non-core businesses. This divestiture resulted in a pre-tax gain of $233.9 million. The inventory-related portion of this gain amounting to $1.9 million was recorded in cost of goods sold. We also recorded $6.4 million of divestiture-related charges in our Corporate segment that are included in operating expense and are not considered part of the gain. Cash flows of this component that will be retained have been deemed significant in relation to prior cash flows of the disposed component. The sale agreement includes a five-year supply agreement and a two-year private label agreement. Management deems these agreements to be both quantitatively and qualitatively material to the overall operations of the disposed component and constitutes significant continuing involvement. As such, J&L results are reported in continuing operations.
Effective May 1, 2005, we divested FSS for a selling price of $39.3 million. The sales agreement includes a four-year supply agreement that management deems to be both quantitatively and qualitatively material to the overall operations of the disposed component and constitutes significant continuing involvement. As such, the results of operations of FSS prior to the divestiture are reported in continuing operations. We completed an impairment analysis as the estimated selling price was below the carrying value of the business. During 2005, we recorded an impairment charge related to FSS goodwill of $4.7 million as a result of this analysis. During 2005, we recorded a loss on divestiture of $1.5 million to record the assets of this business at their estimated fair market value less cost to sell.
Effective March 1, 2005, we acquired Extrude Hone for $146.8 million, including a post-closing purchase price adjustment of $23.4 million. This purchase price includes the actual purchase price of $156.5 million, plus direct acquisition costs of $0.9 million, less $10.6 million of acquired cash. We acquired Extrude Hone to expand our product and solutions offerings in the area of engineered components. Extrude Hone supplies market-leading engineered component process technology to customers in a variety of industries around the world. This process technology focuses on component deburring, polishing and producing controlled radii. We financed the acquisition with borrowings under our 2004 Credit Agreement. Management does not consider this to be a material acquisition. Management estimated the fair value of tangible and intangible assets acquired by considering a number of factors, including valuations and appraisals. Based on these fair values, we recorded $62.9 million of goodwill and $71.3 million of other intangible assets. None of this goodwill is deductible for tax purposes. Of the $71.3 million of identifiable intangible assets, $56.1 million have a definite life and therefore will be amortized over their remaining useful lives. The weighted average useful life of the amortizable intangible assets was 20.6 years as of the acquisition date. Extrude Hone’s operating results have been included in our consolidated results since March 1, 2005 and are included in the AMSG segment.
We acquired all of the outstanding common stock of Conforma Clad for $65.9 million, including a post-closing purchase price adjustment of $1.2 million and direct acquisition costs of $0.1 million, effective March 1, 2004. We acquired Conforma Clad to expand our product and solutions offerings in the area of extreme wear environments involving corrosion, erosion and abrasion. We financed the acquisition with borrowings under our 2002 Credit Agreement. Conforma Clad’s operating results have been included in our consolidated results since March 1, 2004 and are included in the AMSG segment. The purchase price allocations were made based upon management’s estimate of fair value of net assets acquired, resulting in the recognition of approximately $48.6 million of goodwill and $14.2 million of other intangibles. None of this goodwill is deductible for tax purposes. Of the $14.2 million of identifiable intangible assets, approximately $1.2 million have a definite life and therefore will be amortized over their remaining useful lives. The weighted average useful life of the amortizable intangible assets was 7.7 years as of the acquisition date.
During 2004, we completed the sale of the mining and construction business of Kennametal Widia India Limited, which was a part of the AMSG segment, for approximately $14.3 million. We received $12.3 million in net proceeds related to the sale of this business. We satisfied certain conditions related to the property sold and received the remaining $2.0 million due under the sale agreement during 2005. Under the working capital adjustment provision of the agreement, the purchaser claimed that a reduction of the purchase price was required. We settled this adjustment for an immaterial amount during 2005. This agreement includes a five-year supply agreement that management deems to be both quantitatively and qualitatively material to the overall operations of the disposed component and constitutes significant continuing involvement. As such, the results of its operations prior to the divestiture are reported in continuing operations. This transaction did not have a material impact on our results of operations.
NOTE 5 — DISCONTINUED OPERATIONS
During 2006, our Board of Directors and management approved plans to divest our Kemmer Praezision Electronics business (Electronics) and CPG as a part of our strategy to exit non-core businesses. These divestitures are accounted for as discontinued operations. As a result, prior years’ financial results have been restated to reflect the activity from these operations as discontinued operations for all periods presented.

The divestiture of Electronics, which was part of the AMSG segment, will occur in two separate transactions. The first transaction closed during 2006. We recognized a pre-tax loss of $22.0 million, including an $8.8 million inventory-related charge, which has been recorded in discontinued operations. The second transaction is expected to close during the first half of 2007. The assets and liabilities of the business have been recorded at fair value.
We recorded a pre-tax goodwill impairment charge of $5.0 million related to CPG during the third quarter of 2006 based primarily on a discounted cash flow analysis. We subsequently signed a definitive sales agreement to divest CPG, which was part of the MSSG segment, for net consideration of approximately $34.0 million, subject to post-closing adjustments. The transaction is expected to close in the first quarter of 2007. We recognized a pre-tax loss of $0.5 million, which has been recorded in discontinued operations. During the fourth quarter of 2006, we recorded an additional pre-tax goodwill impairment charge of $10.7 million based on the expected proceeds from the sale of the business. These charges are not deductible for income tax purposes and have been recorded in discontinued operations. Also included in discontinued operations is a $13.7 million tax benefit recorded during 2006 reflecting a deferred tax asset related to tax deductions that will be realized as a result of the divestiture. The assets and liabilities of this business have been recorded at fair value and presented as held for sale as of June 30, 2006.
The following represents the results of discontinued operations for the years ended June 30, 2006, 2005 and 2004:

(in thousands)	2006	2005	2004

Sales	$89,987	$101,335	$104,488

(Loss) income from discontinued operations before income taxes	$(35,711)	$5,799	$9,280
Income tax (benefit) expense	(19,743)	427	2,949

(Loss) income from discontinued operations	$(15,968)	$5,372	$6,331

The major classes of assets and liabilities of discontinued operations held for sale in the consolidated balance sheets are as follows:

(in thousands)	June 30,2006

Assets:
Accounts receivable, net	$14,147
Inventories	10,113
Other current assets	20

Current assets of discontinued operations held for sale	24,280

Property, plant and equipment, net	5,895
Goodwill	5,208
Other long-term assets	182

Long-term assets of discontinued operations held for sale	11,285

Total assets of discontinued operations held for sale	$35,565

Liabilities:
Accounts payable	$1,213
Other	1,852

Total liabilities of discontinued operations held for sale	$3,065

NOTE 6 — ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
We have an agreement with a financial institution whereby we are permitted to securitize, on a continuous basis, an undivided interest in a specific pool of our domestic trade accounts receivable up to $125.0 million at June 30, 2006 (2003 Securitization Program). The 2003 Securitization Program provides for a co-purchase arrangement, whereby two financial institutions participate in the purchase of our accounts receivable. Pursuant to this agreement, we, and certain of our domestic subsidiaries, sell our domestic accounts receivable to Kennametal Receivables Corporation (KRC), a wholly-owned, bankruptcy-remote subsidiary. A bankruptcy-remote subsidiary is a company that has been structured to make it highly unlikely that it would be drawn into a bankruptcy of Kennametal Inc., or any of our other subsidiaries. KRC was formed to purchase these accounts receivable and sell participating interests in such accounts receivable to the financial institutions, which in turn purchase and receive ownership and security interests in those assets. As collections reduce the amount of accounts receivable included in the pool, we sell new accounts receivable to KRC, which in turn securitizes these new accounts receivable with the financial institutions. The actual amount of accounts receivable securitized each month is a function of the net change (new billings less collections) in the specific pool of domestic accounts receivable, the impact of detailed eligibility requirements in the agreement (e.g., the aging, terms of payment, quality criteria and customer concentrations), and the application of various reserves, which are typical in trade receivable securitization transactions. A decrease in the amount of eligible accounts receivable could result in our inability to continue to securitize all or a portion of our accounts receivable.
The financial institutions charge us fees based on the level of accounts receivable securitized under this agreement and the commercial paper market rates plus the financial institutions’ cost to administer the program. The costs incurred under this program, $4.8 million, $3.2 million and $1.7 million in 2006, 2005 and 2004, respectively, are accounted for as a component of other income, net.
At June 30, 2006, there were no accounts receivable securitized under this program. In June 2006, total collections on accounts receivable securitized reduced these accounts receivable to zero balances. No additional accounts receivable were securitized after this reduction. At June 30, 2005, we securitized accounts receivable of $109.8 million under this program. Our subordinated retained interests in accounts receivable available for securitization and recorded as a component of accounts receivable was $41.2 million at June 30, 2005. We estimate the fair value of our retained interests using a discounted cash flow analysis. As of June 30, 2005, key economic assumptions applied in the discounted cash flow analysis were a discount rate of 2.99 percent and an assumed life of the receivables of 30 days. Fair value of our retained interests approximates carrying value. A hypothetical change of 20 percent in the discount rate or the estimated life of the receivables securitized does not have a material effect on the fair value of our retained interests. We continued to service the sold receivables and were compensated at what we believe to be market rates. Accordingly, no servicing asset or liability was recorded. Delinquencies and write-offs related to these receivables were not material for the years ended June 30, 2006, 2005 and 2004.
Cash flows related to our securitization program represent collections of previously securitized receivables and proceeds from the securitization of new receivables. Collections and sales occur on a daily basis. As a result, net cash flows vary based on the ending balance of receivables securitized. The net (repayments of) proceeds from accounts receivable securitization for the years ended June 30, 2006, 2005 and 2004 were ($109.8) million, ($7.7) million and $18.2 million, respectively.
The 2003 Securitization Program was a three-year program, which contained certain provisions that required annual approval. We have obtained such approval annually. We amended the 2003 Securitization Program on July 14, 2006. The facility was reduced from $125.0 million to $10.0 million. The facility can be increased, if necessary, with the approval of the financial institutions and completion of the appropriate amendment documentation. We may evaluate the need for further amendment based on our future funding requirements and the relative economics associated with various funding alternatives. We intend to maintain the program on a year-to-year basis to the extent that it continues to represent attractive funding costs and liquidity. Non-renewal of this securitization program would result in our requirement to otherwise finance any amounts securitized. We anticipate that the risk of non-renewal of this securitization program with the current providers or some other providers is low. In the event of a decrease of our eligible accounts receivable, such as occurred in 2006, or non-renewal or non-annual approval of our securitization program, we will utilize alternative sources of capital to fund that portion of our working capital needs.

NOTE 7 — INVENTORIES
Inventories consisted of the following:

(in thousands)	2006	2005

Finished goods	$184,349	$244,562
Work in process and powder blends	167,475	132,709
Raw materials and supplies	53,454	40,992

Inventories at current cost	405,278	418,263
Less LIFO valuation	(70,329)	(31,589)

Total inventories	$334,949	$386,674

We used the LIFO method of valuing our inventories for approximately 53 percent and 43 percent of total inventories at June 30, 2006 and 2005, respectively.
NOTE 8 — OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

(in thousands)	2006	2005

Accrued employee benefits	$36,179	$43,762
Payroll, state and local taxes	9,606	9,207
Accrued interest expense	1,057	1,017
Environmental reserve	3,116	4,536
Other accrued expenses	87,573	65,459

Total other current liabilities	$137,531	$123,981

NOTE 9 — LONG-TERM DEBT AND CAPITAL LEASES
Long-term debt and capital lease obligations consisted of the following:

(in thousands)	2006	2005

7.20% Senior Unsecured Notes due 2012 net of discount of $0.7 million and $0.8 million for 2006 and 2005, respectively. Also including interest rate swap adjustments in 2006 of ($3.1) million and $12.7 million in 2005.	$296,206	$311,971

Credit Agreement:
U.S. Dollar-denominated borrowings, 5.85% in 2006 and 4.13% to 4.16% in 2005, due 2011	25,000	38,500
Euro-denominated borrowings, 3.34% to 3.42% in 2006 and 2.84% in 2005, due 2011	82,635	34,416

Total Credit Agreement borrowings	107,635	72,916
Lease of office facilities and equipment with terms expiring through 2015 at 3.65% to 12.27% in 2006 and 2005	6,362	7,547
Other	902	1,143

Total debt and capital leases	411,105	393,577

Less current maturities:
Long-term debt	(321)	(3,874)
Capital leases	(1,276)	(3,218)

Total current maturities	(1,597)	(7,092)

Long-term debt and capital leases	$409,508	$386,485

Senior Unsecured Notes On June 19, 2002, we issued $300.0 million of 7.2 percent Senior Unsecured Notes due 2012 (Senior Unsecured Notes). These notes were issued at 99.629 percent of the face amount and yielded $294.3 million of net proceeds after related financing fees. The proceeds of this debt issuance were utilized to repay senior bank indebtedness. Interest is payable semi-annually on June 15th and December 15th of each year commencing December 15, 2002. The Senior Unsecured Notes contain covenants that restrict our ability to create liens, enter into sale-leaseback transactions or certain consolidations or mergers, or sell all or substantially all of our assets. We have interest rate swap agreements with a notional amount of $200.0 million and a maturity date of June 2012. As of June 30, 2006 and 2005, we recorded a loss of $14.2 million and a gain of $0.2 million, respectively, related to these contracts. We record the gain or loss on these contracts in the balance sheet, with the offset to the carrying value of the Senior Unsecured Notes.
2006 Credit Agreement In March 2006, we entered into a five-year, multi-currency, revolving credit facility with a group of financial institutions, which amends our 2004 Credit Agreement (discussed below). The 2006 Credit Agreement permits revolving credit loans of up to $500.0 million for working capital, capital expenditures and general corporate purposes. The 2006 Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2006 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus 0.5 percent or (3) fixed as negotiated by us.
The 2006 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We had the ability to borrow under the agreement, or otherwise incur, additional debt of up to $1.8 billion as of June 30, 2006 and remain in compliance with the maximum leverage ratio financial covenant.
Borrowings under the 2006 Credit Agreement are guaranteed by our significant domestic subsidiaries.
Future principal maturities of long-term debt are $0.3 million, $0.1 million, $0.1 million, $0.1 million and $107.8 million, respectively, in 2007 through 2011.
2004 Credit Agreement In October 2004, we entered into a five-year, multi-currency, revolving credit facility with a group of financial institutions (2004 Credit Agreement). The 2004 Credit Agreement originally permitted revolving credit loans of up to $500.0 million for working capital, capital expenditures and general corporate purposes. The 2004 Credit Agreement allowed for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2004 Credit Agreement was based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus 0.50 percent or (3) fixed as negotiated by us.
The 2004 Credit Agreement contained various covenants with which we were required to comply, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement).
Future minimum lease payments under capital leases for the next five years and thereafter in total are as follows:

(in thousands)
2007	1,527
2008	1,445
2009	803
2010	2,015
2011	211
After 2011	1,296

Total future minimum lease payments	7,297
Less amount representing interest	(935)

Amount recognized as capital lease obligation	$6,362

Our collateralized debt at June 30, 2006 and 2005 is comprised of industrial revenue bond obligations of $0.6 million and $0.9 million, respectively, and the capitalized lease obligations of $6.4 million and $7.5 million, respectively. These obligations are collateralized by the underlying assets.

NOTE 10 — NOTES PAYABLE AND LINES OF CREDIT
Notes payable to banks of $0.6 million and $43.8 million at June 30, 2006 and 2005, respectively, represent short-term borrowings under credit lines with commercial banks. These credit lines, translated into U.S. dollars at June 30, 2006 exchange rates, totaled $224.0 million at June 30, 2006, of which $223.4 million was unused. The weighted average interest rate for notes payable and lines of credit was 1.40 percent and 3.99 percent at June 30, 2006 and 2005, respectively.
NOTE 11 — INCOME TAXES
Income from continuing operations before income taxes and minority interest expense and the provision for income taxes consisted of the following:

(in thousands)	2006	2005	2004

Income from continuing operations before income taxes and minority interest expense:
United States	$382,495	$61,347	$51,739
International	65,224	117,131	49,655

Total income from continuing operations before income taxes and minority interest expense	$447,719	$178,478	$101,394

Current income taxes:
Federal	$96,210	$16,328	$8,730
State	15,942	1,770	(722)
International	38,737	28,563	20,473

Total current income taxes	150,889	46,661	28,481
Deferred income taxes	22,013	14,306	4,070

Provision for income taxes	$172,902	$60,967	$32,551

Effective tax rate	38.6%	34.2%	32.1%
The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes was as follows:

(in thousands)	2006	2005	2004

Income taxes at U.S. statutory rate	$156,702	$62,467	$35,488
State income taxes, net of federal tax benefits	11,276	1,111	1,968
Combined tax effects of international income	8,387	(2,880)	(10,547)
Change in valuation allowance and other tax contingencies	(14,873)	(3,809)	5,748
Divestiture of J&L	12,123	—	—
Impact of goodwill impairment charge	—	1,004	—
Other	(713)	3,074	(106)

Provision for income taxes	$172,902	$60,967	$32,551

The components of net deferred tax assets and liabilities are as follows:

(in thousands)	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$65,199	$60,557
Inventory valuation and reserves	21,444	24,741
Pension benefits	—	25,917
Other postretirement benefits	13,688	16,477
Accrued employee benefits	25,640	22,822
Other accrued liabilities	11,445	15,477
Hedging activities	11,562	8,304
Marketable equity securities	—	276
Other	9,333	2,676

Total	158,311	177,247
Valuation allowance	(38,744)	(37,377)

Total deferred tax assets	$119,567	$139,870

Deferred tax liabilities:
Tax depreciation in excess of book	$60,341	$64,386
Pension benefits	22,367	—
Intangible assets	16,791	11,362
Other	—	7,079

Total deferred tax liabilities	$99,499	$82,827

Total net deferred tax assets and liabilities	$20,068	$57,043

On October 22, 2004, the American Jobs Creation Act of 2004 was enacted. The act provides for a special one-time tax deduction of 85.0 percent of foreign earnings that are repatriated to the U.S., as defined by the act. During 2006, we repatriated $88.8 million under the act that resulted in income tax expense of $11.2 million, the federal effect of which is included in the income tax reconciliation table under the caption “Combined tax effects of international income.” Notwithstanding this one-time repatriation, we maintain that as of June 30, 2006, the unremitted earnings of our non-U.S. subsidiaries are permanently reinvested, and accordingly, no deferred tax liability has been recorded in connection therewith. It is not practical to estimate the income tax effect that might be incurred if earnings were remitted to the U.S.
During 2006, as part of its audit of our 2003 and 2004 tax years, the Internal Revenue Service completed a review of a research and development tax credit claim related to fiscal years 1999 through 2004, which generated a net tax benefit, including the impact of state taxes and interest, of $11.8 million and a $1.6 million net tax benefit related to 2005 that we now consider to be probable to sustain under examination. The federal effect of these tax benefits is included in the income tax reconciliation table under the caption “Change in valuation allowance and tax contingencies.”
During 2006, we recorded a valuation allowance adjustment of $1.9 million, which reduced income tax expense. This valuation allowance adjustment reflects a change in circumstances that caused a change in judgment about the realizabilty of certain deferred tax assets in Europe. The effect of this tax benefit is included in the income tax reconciliation table under the caption “Change in valuation allowance and other contingent liabilities.”
The divestiture of J&L included non-deductible goodwill as part of the net assets that were sold. The federal effect of this permanent difference is included in the income tax reconciliation table under the caption “Divestiture of J&L.”

Included in deferred tax assets at June 30, 2006 are unrealized tax benefits totaling $65.2 million related to net operating loss carryforwards for foreign and state income tax purposes. Of that amount, $1.9 million expire through June 2011, $0.8 million expire through 2016, $4.7 million expire through 2021, $6.3 million expire through 2026 and the remaining $51.5 million do not expire. The realization of these tax benefits is primarily dependent on future taxable income in these jurisdictions. A valuation allowance of $31.2 million has been placed against a portion of these assets resulting in a net deferred tax asset related to net operating loss carryforwards of $34.0 million. Of this amount, $4.4 million relates to state jurisdictions, $25.6 million relates to Germany and the remaining $4.0 million is associated with Austria, France and Spain. In 2006, the valuation allowance related to net operating loss carryforwards increased $4.7 million, all of which was allocated to income tax expense. Of the $31.2 million valuation allowance as of June 2006, $2.3 million would be allocated to goodwill and $28.9 million would be allocated to income tax expense upon realization of these tax benefits.
A valuation allowance of $7.5 million has been placed against other deferred tax assets in China, Netherlands, Spain, United Kingdom and the U.S.. Of this amount, $6.7 million would be allocated to income tax expense and $0.8 million would be allocated to goodwill upon realization of these tax benefits. In 2006, the valuation allowance related to these deferred tax assets decreased $3.3 million, of which, $1.6 million reduced income tax expense, $2.5 million reduced accumulated other comprehensive income and $0.8 million increased goodwill.
NOTE 12 — PENSION AND OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
We sponsor several pension plans that cover substantially all employees. Pension benefits under defined benefit pension plans are based on years of service and, for certain plans, on average compensation immediately preceding retirement. We fund pension costs in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA), as amended, for U.S. plans and in accordance with local regulations or customs for non-U.S. plans. Additionally, we maintain a Supplemental Executive Retirement Plan (SERP) for various executives. The liability associated with this plan is also included in the pension disclosure below.
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
On November 13, 2003, Kennametal announced modifications to certain employee benefits, including a plan amendment for selected participants in the Retirement Income Plan (RIP Plan), new employer contributions to the defined contribution plan (Thrift Plus Plan) and changes to the retiree medical portion of the Other Postemployment Benefits Plan (OPEB Plan). The RIP Plan previously covered the majority of our U.S. workforce. Effective January 1, 2004, no new non-union employees will become eligible to participate in the RIP Plan. Benefits under the RIP Plan continued to accrue after December 31, 2003 only for certain employees (Grandfathered Participants). Benefits for all other participants were frozen effective December 31, 2003. All eligible employees hired on or after January 1, 2004 and all non-Grandfathered Participants in the RIP Plan are eligible to participate in the Thrift Plus Plan, which provides for an employer fixed contribution equal to 3 percent of the employee’s compensation and allows for an additional discretionary contribution from 0 percent to 3 percent depending on our performance. The modification of the OPEB Plan eliminates Kennametal’s obligation to provide a company subsidy for employee medical costs for all employees who retire after January 1, 2009. The RIP Plan amendment resulted in a pre-tax curtailment charge of $1.3 million in 2004. In connection with the amendments above, we also amended our SERP, effective January 1, 2004. That amendment did not have an impact on our financial statements.
On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. The act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, we pay a portion of the prescription drug costs for certain retirees. The benefits for retirees with retail and mail order prescription drug coverage were determined to be actuarially equivalent based on an analysis of our existing prescription drug plan provisions and claims experience as compared to the Medicare Part D prescription drug benefit that will be in effect during 2006.
The increase in prescription drug benefits under Medicare Part D for certain retiree groups is recognized as an offset to plan costs. This resulted in a reduction of APBO of $1.2 million and $0.8 million at July 1, 2005 and 2004, respectively. The reduction in APBO is included with other deferred actuarial gains and losses. Net periodic postretirement benefit costs for 2005 and beyond will be adjusted to reflect the lower interest and service costs due to the lower APBO. We have not assumed any changes in participation in the OPEB Plan as a result of the act.

As a result of the J&L and FSS divestitures, we recorded the impact on our RIP Plan and OPEB Plan during 2006 and 2005, respectively. The impact of these divestitures is not considered a curtailment of either plan because the reduction in future service years of plan participants is not material. The result of the J&L divestiture was a gain of $0.2 million included in the RIP Plan and a benefit of $0.2 million included in the OPEB Plan. The result of the FSS divestiture was a loss of $0.4 million included in the RIP Plan and a benefit of $0.1 million included in the OPEB Plan. The combined effects of these events are included in operating expense.
We use a June 30 measurement date for all of its plans.
Defined Benefit Pension Plans
The funded status of our pension plans and amounts recognized in the consolidated balance sheets as of June 30 were as follows:

(in thousands)	2006	2005

Change in benefit obligation:
Benefit obligation, beginning of year	$688,721	$557,829
Service cost	11,715	9,445
Interest cost	34,259	34,245
Participant contributions	922	982
Actuarial (gains) losses	(52,308)	114,446
Benefits and expenses paid	(30,849)	(28,740)
Effect of divestiture	(219)	370
Foreign currency translation adjustments	7,513	(158)
Plan amendments	—	302

Benefit obligation, end of year	$659,754	$688,721

Change in plan assets:
Fair value of plan assets, beginning of year	$483,659	$454,094
Actual return on plan assets	43,324	48,188
Company contributions	80,990	8,190
Participant contributions	922	982
Benefits and expenses paid	(30,849)	(28,740)
Foreign currency translation adjustments	3,512	945

Fair value of plan assets, end of year	$581,558	$483,659

Funded status of plans	$(78,196)	$(205,063)
Unrecognized transition obligation	2,287	2,417
Unrecognized prior service cost	2,607	3,452
Unrecognized actuarial losses	105,417	175,745

Net prepaid benefit (accrued liability)	$32,115	$(23,449)

Amounts recognized in the balance sheet consist of:
Prepaid benefit	$118,299	$10,648
Intangible assets	1,489	5,774
Accumulated other comprehensive income	25,565	128,426
Accrued benefit obligation	(113,238)	(168,297)

Net prepaid benefit (accrued liability)	$32,115	$(23,449)

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

The accumulated benefit obligation for all defined benefit plans was $620.6 million and $647.7 million as of June 30, 2006 and 2005, respectively.
Included in the above information are pension plans with accumulated benefit obligations exceeding the fair value of plan assets as of June 30 as follows:

(in thousands)	2006	2005

Projected benefit obligation	$117,991	$647,453
Accumulated benefit obligation	113,230	609,343
Fair value of plan assets	—	441,064
The components of net pension cost  include the following:

(in thousands)	2006	2005	2004

Service cost	$11,715	$9,445	$13,707
Interest cost	34,259	34,245	31,305
Expected return on plan assets	(38,026)	(37,536)	(38,157)
Amortization of transition obligation	107	158	141
Amortization of prior service cost	853	707	702
Effect of curtailment	—	—	1,299
Effect of divestiture	12	386	—
Recognition of actuarial losses	13,925	1,216	1,606

Net pension cost	$22,845	$8,621	$10,603

Net pension cost has not been restated for discontinued operations as net pension cost associated with employees of discontinued operations is not material in any period presented.
Net pension cost increased $14.2 million to $22.8 million in 2006 from $8.6 million in 2005. The primary driver of this change is an increase in the recognition of actuarial losses of $12.7 million primarily the result of the reduction in discount rates across all of our defined benefit pension plans and the used of updated published mortality tables used for our U.S. plans.
In 2005, net cost decreased $2.0 million to $8.6 million from $10.6 million in 2004. The primary drivers of this change are the decrease in service cost of $4.3 million offset by the increase in interest cost of $2.9 million. The reduction in service cost is a result of the full-year impact of the RIP Plan and SERP amendments offset by the effects of the decrease in the discount rates as noted in the assumptions table included in this footnote. The increase in interest cost is the result of the decrease in the discount rates.
As of June 30, 2006, the projected benefit payments including future service accruals for these plans are as follows (in thousands):

2007	$29,373
2008	29,916
2009	32,712
2010	34,227
2011	35,859
2012-2016	212,039
Our defined benefit pension plans’ asset allocations as of June 30, 2006 and 2005 and target allocations for 2007, by asset class, are as follows:

	Plan Assets June 30,		Target %
	2006	2005	2007

Equity	71%	72%	69%
Fixed income	29%	28%	31%
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
We expect to contribute $5.4 million to its pension plans in 2007.
Other Postretirement Benefit Plans
The funded status of our other postretirement benefit plans and amounts recognized in the consolidated balance sheets were as follows:

(in thousands)	2006	2005

Change in benefit obligation:
Benefit obligation, beginning of year	$34,785	$36,129
Service cost	834	670
Interest cost	1,744	2,183
Actuarial gains	(5,871)	(1,049)
Effect of divestiture	195	194
Benefits paid	(3,521)	(3,342)

Benefit obligation, end of year	$28,166	$34,785

Funded status of plans	$(28,166)	$(34,785)
Unrecognized prior service cost	172	(3,260)
Unrecognized actuarial gains	(6,351)	(1,711)

Net accrued obligation	$(34,345)	$(39,756)

The components of other postretirement (benefit) cost include the following:

(in thousands)	2006	2005	2004

Service cost	$834	$670	$1,009
Interest cost	1,744	2,183	2,361
Amortization of prior service cost	(3,432)	(3,549)	(2,066)
Recognition of actuarial gains	(851)	(906)	(189)
Effects of divestitures	(184)	(63)	—

Net other postretirement (benefit) cost	$(1,889)	$(1,665)	$1,115

As of June 30, 2006, the projected benefit payments including future service accruals for our other postretirement benefit plans are as follows:

(in thousands)

2007	2,726
2008	2,834
2009	3,015
2010	3,082
2011	2,984
2012-2016	13,170

Assumptions
The significant actuarial assumptions used to determine the present value of net benefit obligations for our defined benefit pension plans and other postretirement benefit plans were as follows:

	2006	2005	2004

Discount rate:
U.S. plans	6.3%	5.3%	6.5%
International plans	4.8—5.8%	4.0—5.3%	5.3—6.5%
Rates of future salary increases:
U.S. plans	3.0—5.0%*	2.5—5.0%*	2.5—5.0%*
International plans	3.5—4.3%	3.0—4.0%	3.0—4.5%

*	The rate of future salary increases for the RIP Plan for grandfathered participants utilized was 3.0 percent to 5.0 percent in 2006 and 2.5 percent to 5.0 percent in 2005 and 2004 and was applied on a graded scale based on age. All other U.S. plans utilized a future salary increase rate of 4.0 percent in 2006 and 2005 and 4.5 percent in 2004.
The significant assumptions used to determine the net (benefit) costs for our pension and other postretirement benefit plans were as follows:

	2006	2005	2004

Discount rate:
U.S. plans	5.3%	6.5%	6.0%
International plans	4.0—5.3%	5.3—6.5%	5.0—6.3%
Rates of future salary increases:
U.S. plans	2.5—5.0%*	2.5—5.0%*	4.5%
International plans	3.0—4.0%	3.0—4.5%	3.0—4.0%
Rates of return on plan assets:
U.S. plans	8.5%	8.5%	8.5%
International plans	6.7%	6.8%	6.5—7.3%

*	The rate of future salary increases for the RIP Plan for grandfathered participants utilized was 2.5 percent to 5.0 percent in 2006 and 2005 and was applied on a graded scale based on age. All other U.S. plans utilized a future salary increase rate of 4.0 percent and 4.5 percent in 2006 and 2005, respectively.
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
The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for our postretirement benefit plans was as follows:

	2006	2005	2004

Health care cost trend rate assumed for next year	9.0%	10.0%	8.0%
Rate to which the cost trend rate gradually declines	5.0%	5.0%	5.0%
Year that the rate reaches the rate at which it is assumed to remain	2010	2010	2007
Assumed health care cost trend rates have a significant effect on the cost components and obligation for the health care plans. A change of one percentage point in the assumed health care cost trend rates would have the following effects on the total service and interest cost components of other postretirement cost and the other postretirement benefit obligation at June 30, 2006:

(in thousands)	1% increase	1% decrease

Effect on total of service and interest cost components	$120	$(253)
Effect on other postretirement benefit obligation	1,480	(1,285)

Defined Contribution Plans
We also sponsor several defined contribution retirement plans. Costs for defined contribution plans were $26.6 million in 2006 and 2005 and $18.8 million in 2004. Effective October 1, 1999, company contributions to U.S. defined contribution plans are made primarily in our capital stock, resulting in the issuance of 160,538, 190,121 and 148,530 shares during 2006, 2005 and 2004, respectively, with a market value of $8.5 million, $8.7 million and $7.9 million, respectively.
NOTE 13 — COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Years ended June 30 (in thousands)	2006	2005	2004

Net income	$256,283	$119,291	$73,578
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax	(104)	(1,836)	(2,254)
Reclassification of unrealized (gain) loss on expired derivatives, net of tax	(38)	2,486	6,226
Unrealized loss on investments, net of tax	—	(88)	(193)
Reclassification of unrealized loss on investments, net of tax	450	—	—
Minimum pension liability adjustment, net of tax	67,720	(68,095)	43,685
Foreign currency translation adjustments	20,960	3,442	23,218

Comprehensive income	$345,271	$55,200	$144,260

The components of accumulated other comprehensive income (loss) consist of the following:

As of June 30, 2006 (in thousands)	Pre-tax	Tax	After-tax

Unrealized loss on derivatives designated and qualified as cash flow hedges	$(1,674)	$636	$(1,038)
Minimum pension liability adjustment	(25,565)	9,714	(15,851)
Foreign currency translation adjustments	35,742	19,013	54,755

Total accumulated other comprehensive income	$8,503	$29,363	$37,866

As of June 30, 2005 (in thousands)	Pre-tax	Tax	After-tax

Unrealized loss on investments	$(725)	$275	$(450)
Unrealized loss on derivatives designated and qualified as cash flow hedges	(1,486)	590	(896)
Minimum pension liability adjustment	(128,426)	44,855	(83,571)
Foreign currency translation adjustments	258	33,537	33,795

Total accumulated other comprehensive loss	$(130,379)	$79,257	$(51,122)

NOTE 14 — RESTRUCTURING AND GOODWILL IMPAIRMENT CHARGES
Goodwill Impairment Charges In 2006 and 2004, we did not incur any goodwill impairment charges with respect to our continuing operations. See Note 5 for goodwill charges related to the announced divestiture of CPG.
In 2005, we divested FSS. In connection with the divestiture, we completed an impairment analysis because the estimated selling price was below the carrying value of the business. We recorded a pre-tax impairment charge related to FSS goodwill of $4.7 million as a result of this analysis.
Restructuring Charges In 2006, 2005 and 2004, we did not initiate any new restructuring programs. No restructuring expense was recorded in 2006 or 2005. The restructuring expense recorded in 2004 related to programs initiated prior to 2004.
Kennametal Integration Restructuring Program This program was implemented in 2003 in conjunction with the Widia acquisition, included employee severance costs associated with existing Kennametal facilities and resulted in restructuring charges of which $3.5 million were recorded in 2004. We completed and paid all remaining costs associated with this program in 2005. Cash expenditures in 2005 were $0.6 million.

Widia Integration Plan This program was implemented in 2003 in conjunction with the Widia acquisition and included facility rationalizations and employee severance costs associated with acquired Widia facilities. We completed and paid substantially all remaining costs associated with this program in 2006. Cash expenditures in 2006 were $1.7 million. The remaining accrual at June 30, 2006 is immaterial. The changes in the restructuring accrual in 2005 were as follows:

	Accrual at	Adjustment	Cash	Translation	Accrual at
(in thousands)	June 30, 2004	to Goodwill	Expenditures	Adjustment	June 30, 2005

Facility rationalizations	$3,589	$—	$(1,709)	$214	$2,094
Employee severance	7,699	(649)	(7,192)	142	—

Total	$11,288	$(649)	$(8,901)	$356	$2,094

NOTE 15 — FINANCIAL INSTRUMENTS
The methods used to estimate the fair value of our financial instruments are as follows:
Cash and Equivalents, Current Maturities of Long-Term Debt and Notes Payable to Banks The carrying amounts approximate their fair value because of the short maturity of the instruments.
Long-Term Debt Fixed rate debt had a fair market value of $312.3 million and $339.5 million in 2006 and 2005, respectively. The fair value is determined based on quoted market price of this debt as of June 30.
Foreign Exchange Contracts The notional amount of outstanding foreign exchange contracts, translated at current exchange rates, was $130.7 million and $133.2 million at June 30, 2006 and 2005, respectively. We would have paid $0.1 million and received $2.4 million at June 30, 2006 and 2005, respectively, to settle these contracts, representing the fair value of these agreements. The carrying value equals the fair value for these contracts at June 30, 2006 and 2005. Fair value was estimated based on quoted market prices of comparable instruments.
Interest Rate Swap Agreements At June 30, 2006 and 2005, we had interest rate swap agreements outstanding that effectively convert notional amounts of $56.8 million of debt from floating to fixed interest rates. We would have received $1.0 million and paid $0.7 million at June 30, 2006 and 2005, respectively, to settle these interest rate swap agreements, which represents the fair value of these agreements.
We have interest rate swap agreements, which mature in 2012, to convert $200.0 million of our fixed rate debt to floating rate debt. These contracts require periodic settlement; the difference between amounts to be received and paid under the interest rate swap agreements is recognized in interest expense. As of June 30, 2006 and 2005, we recorded a loss of $14.2 million and a gain of $0.2 million, respectively, related to these contracts. We record the gain or loss on these contracts in the balance sheet, with the offset to the carrying value of the Senior Unsecured Notes. Any gain or loss resulting from changes in the fair value of these contracts offsets the corresponding gains or losses from changes in the fair values of the Senior Unsecured Notes. As a result, changes in the fair value of these contracts had no net impact on current year earnings.
The carrying value equals the fair value for the interest rate swap agreements at June 30, 2006 and 2005. Fair value was estimated based on the mark-to-market value of the contracts, which closely approximates the amount that we would receive or pay to terminate the agreements at year-end.
Concentrations of Credit Risk Financial instruments that potentially subject us to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. By policy, we make temporary cash investments with high credit quality financial institutions and limit the amount of exposure to any one financial institution. With respect to trade receivables, concentrations of credit risk are significantly reduced because we serve numerous customers in many industries and geographic areas.
We are exposed to counterparty credit risk for nonperformance of derivatives and, in the unlikely event of nonperformance, to market risk for changes in interest and currency rates, as well as settlement risk. We manage exposure to counterparty credit risk through credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. We do not anticipate nonperformance by any of the counterparties. As of June 30, 2006 and 2005, we had no significant concentrations of credit risk.

NOTE 16 — STOCK-BASED COMPENSATION
We adopted SFAS 123(R) effective July 1, 2005 using the modified prospective method. As of the date of adoption, the fair value of unvested capital stock options, previously granted, was $7.3 million. The unearned stock compensation balance of $12.7 million as of July 1, 2005, related to restricted stock awards granted prior to July 1, 2005 was reclassified into additional paid-in-capital upon adoption of SFAS 123(R). Expense associated with restricted stock grants, subsequent to July 1, 2005, is amortized over the substantive vesting period.
Prior to the adoption of SFAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows. SFAS 123(R) requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $11.7 million in 2006.
SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Stock-based compensation expense for 2006 includes $8.3 million of stock option expense recorded as a result of the adoption of SFAS 123(R). Included in these amounts is $0.7 million of stock option expense recorded in conjunction with the divestiture of J&L.
SFAS 123(R) established a fair-value-based method of accounting for generally all share-based payment transactions with employees. We utilize the Black-Scholes valuation method to establish fair value of all awards. The assumptions used in our Black-Scholes valuation related to grants made during the period were as follows: risk free interest rate—4.1 percent, expected life—5.0 years, volatility—24.8 percent and dividend yield—1.6 percent.
Changes in our capital stock options for 2006 were as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining Life	Intrinsic Value (in
	Options	Exercise Price	(years)	thousands)

Options outstanding, June 30, 2005	3,466,729	$36.72
Granted	513,746	50.75
Exercised	(1,685,780)	34.40
Lapsed and forfeited	(65,998)	45.40

Options outstanding, June 30, 2006	2,228,697	$41.42	6.8	$43,850

Options vested and expected to vest, June 30, 2006	2,199,031	$41.31	6.8	43,501

Options exercisable, June 30, 2006	1,322,254	$37.54	5.5	31,140

Weighted average fair value of options granted during the period		$12.57
The amount of cash received from the exercise of capital stock options during 2006 was $54.5 million and the related tax benefit was $11.8 million. The total intrinsic value of capital stock options exercised during 2006 was $34.3 million. As of June 30, 2006, the total unrecognized compensation cost related to capital stock options outstanding was $5.4 million and is expected to be recognized over a weighted average period of 2.0 years.
Changes in our restricted stock for 2006 were as follows:

		Weighted Average
	Shares	Fair Value

Unvested restricted stock, June 30, 2005	510,592	$39.72
Granted	154,782	50.96
Vested	(181,234)	38.01
Lapsed and forfeited	(41,985)	44.36

Unvested restricted stock, June 30, 2006	442,155	$44.06

During 2006, cash paid to settle restricted stock awards under our 2002 Plan was $1.2 million as a result of accelerating awards for certain employees upon the divestiture of J&L.
During 2006, compensation expense related to restricted stock awards was $6.8 million. . As of June 30, 2006 the total unrecognized compensation cost related to unvested restricted stock was $9.6 million and is expected to be recognized over a weighted average period of 1.8 years.

NOTE 17 — ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.
Superfund Sites
We are involved as a potentially responsible party (PRP) at various sites designated by the United States Environmental Protection Agency (USEPA) as Superfund sites, including the Li Tungsten Superfund site in Glen Cove, New York. With respect to the Li Tungsten site, we recorded an environmental reserve following the identification of other PRPs, an assessment of potential remediation solutions and an entry of a unilateral order by the USEPA directing certain remedial action. This led us to conclude that it was probable that a liability had been incurred. The reserve represented our best estimate of the undiscounted future obligation based on discussions with outside counsel and the preliminary evaluation of our independent consultant. In May 2006, we reached an agreement in principle with the U.S. Department of Justice (DOJ) with respect to this site; the DOJ informed us that it would accept a payment of $0.9 million in full settlement for its claim against us for costs related to the Li Tungsten site. To date, the draft Consent Order and Agreement for settlement of our Li Tungsten liability has not been finalized, but we expect that the final settlement will proceed according to the terms outlined in the agreement in principle. At June 30, 2006 and 2005, we had an accrual of $1.0 million and $2.7 million, respectively, recorded relative to this environmental issue. Cash payments made against this reserve during 2006 were $0.1 million. As a result of the settlement, we reversed $1.6 million of our established liability to operating expense.
During 2006, the USEPA notified us that we have been named as a PRP at the Alternate Energy Resources Inc. site located in Augusta, Georgia. The proceedings in this matter have not yet progressed to a stage where it is possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, or the amount of our liability, if any, alone or in relation to that of any other PRPs.
Other Environmental Matters
Additionally, we also maintain reserves for other potential environmental issues. At June 30, 2006 and 2005, the total of these accruals was $5.3 million and $5.9 million, respectively, and represents anticipated costs associated with the remediation of these issues. During 2006, we completed the remediation activities related to a site in India and reversed the remaining accrual of $1.0 million to operating expense. As a result of the Extrude Hone acquisition, we established an environmental reserve of $0.4 million in 2006. Cash payments of $0.2 million and $0.7 million were made against these reserves during 2006 and 2005, respectively. We have also recorded unfavorable foreign currency translation adjustments of $0.2 million and $0.1 million during 2006 and 2005, respectively, related to these reserves.
The reserves we have established for environmental liabilities represent our best current estimate of the costs of addressing all identified environmental situations, based on our review of currently available evidence, and take into consideration our prior experience in remediation and that of other companies, as well as public information released by the USEPA, other governmental agencies, and by the PRP groups in which we are participating. Although the reserves currently appear to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities and we can give no assurance that our estimate of any environmental liability will not increase or decrease in the future. The reserved and unreserved liabilities for all environmental concerns could change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs, and the involvement of and direction taken by the government on these matters.
We maintain a Corporate Environmental, Health and Safety (EH&S) Department, as well as an EH&S Policy Committee, to ensure compliance with environmental regulations and to monitor and oversee remediation activities. In addition, we have established an EH&S administrator at each of our global manufacturing facilities. Our financial management team periodically meets with members of the Corporate EH&S Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly basis, we review financial provisions and reserves for environmental contingencies and adjust such reserves when appropriate.

NOTE 18 — COMMITMENTS AND CONTINGENCIES
Legal Matters Various lawsuits arising during the normal course of business are pending against us. In our opinion, the ultimate liability, if any, resulting from these matters will have no significant effect on our consolidated financial positions or results of operations.
Lease Commitments We lease a wide variety of facilities and equipment under operating leases, primarily for warehouses, production and office facilities and equipment. Lease expense under these rentals amounted to $31.7 million, $31.5 million and $30.2 million in 2006, 2005 and 2004, respectively. Future minimum lease payments for non-cancelable operating leases are $20.4 million, $12.9 million, $8.4 million, $6.3 million and $3.3 million for the years 2007 through 2011 and $27.9 million thereafter.
Purchase Commitments We have purchase commitments for materials, supplies and machinery and equipment as part of the ordinary conduct of business. A few of these commitments extend beyond one year and are based on minimum purchase requirements. We believe these commitments are not at prices in excess of current market.
Other Contractual Obligations We do not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our liquidity.
Related Party Transactions Sales to affiliated companies were $18.0 million, $19.3 million and $18.7 million in 2006, 2005 and 2004, respectively. We do not have any other related party transactions that affect our operations, results of operations, cash flow or financial condition.
NOTE 19 — RIGHTS PLAN
Our shareowner rights plan provided for the distribution to shareowners of one stock purchase right for each share of capital stock held as of September 5, 2000. Each right entitles a shareowner to buy 1/100th of a share of a new series of preferred stock at a price of $120 (subject to adjustment). The rights are exercisable only if a person or group of persons acquires or intends to make a tender offer for 20 percent or more of our capital stock. If any person acquires 20 percent of the capital stock, each right will entitle the other shareowners to receive that number of shares of capital stock having a market value of two times the exercise price. If we are acquired in a merger or other business combination, each right will entitle the shareowners to purchase at the exercise price that number of shares of the acquiring company having a market value of two times the exercise price. The rights will expire on November 2, 2010 and are subject to redemption at $0.01 per right.
NOTE 20 — SEGMENT DATA
We previously operated four global business units consisting of MSSG, AMSG, J&L and FSS, and Corporate. In 2006 and 2005, we divested J&L and FSS, respectively. The presentation of segment information reflects the manner in which we organize segments for making operating decisions and assessing performance.
Intersegment sales are accounted for at arm’s-length prices, reflecting prevailing market conditions within the various geographic areas. Such sales and associated costs are eliminated in our consolidated financial statements.
Sales to a single customer did not aggregate 10 percent or more of total sales in 2006, 2005 or 2004. Export sales from U.S. operations to unaffiliated customers were $88.0 million, $70.7 million and $51.0 million in 2006, 2005 and 2004, respectively.
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
In 2006, we divested CPG. We have presented the operations of this business as discontinued operations for all periods presented. As such, the following segment data excludes the results of this business for all periods presented.

ADVANCED MATERIALS SOLUTIONS GROUP In the AMSG segment, the principal business is the production and sale of cemented tungsten carbide products used in mining, highway construction and engineered applications requiring wear and corrosion resistance, including circuit board drills, compacts and other similar applications. These products have technical commonality to our core metalworking products. Additionally, we manufacture and market engineered components with a proprietary metal cladding technology. We also sell metallurgical powders to manufacturers of cemented tungsten carbide products. Lastly, we provide our customers with engineered component process technology and materials, which focus on component deburring, polishing and producing controlled radii.
In 2006, we divested Electronics. We have presented the operations of this business as discontinued operations for all periods presented. As such, the following segment data excludes the results of this business for all periods presented.
J&L INDUSTRIAL SUPPLY During 2006, we divested J&L as discussed in Note 4. J&L provided metalworking consumables, related products and related technical and supply chain-related productivity services to small- and medium-sized durable goods manufacturers in the U.S. and the United Kingdom. J&L marketed products and services through a number of channels, including field sales, telesales, wholesalers and direct marketing.
FULL SERVICE SUPPLY During 2005, we divested FSS as discussed in Note 4. FSS provided metalworking consumables and related products to medium- and large-sized manufacturers in the U.S. and Canada. FSS offered integrated supply programs that provided inventory management systems and just-in-time availability and programs that focused on total cost savings.
Segment data is summarized as follows:

(in thousands)	2006	2005	2004

External sales:
MSSG	$1,401,777	$1,313,525	$1,130,787
AMSG	676,556	510,572	382,303
J&L	251,295	255,840	218,295
FSS	—	122,895	135,568

Total external sales	$2,329,628	$2,202,832	$1,866,953

Intersegment sales:
MSSG	$186,024	$150,039	$124,994
AMSG	38,509	33,776	34,387
J&L	797	1,662	1,502
FSS	—	2,561	2,815

Total intersegment sales	$225,330	$188,038	$163,698

Total sales:
MSSG	$1,587,801	$1,463,564	$1,255,781
AMSG	715,065	544,348	416,690
J&L	252,092	257,502	219,797
FSS	—	125,456	138,383

Total sales	$2,554,958	$2,390,870	$2,030,651

Operating income:
MSSG	$197,525	$178,313	$116,728
AMSG	121,058	84,268	54,373
J&L	260,894	27,094	19,547
FSS	—	(4,105)	818
Corporate	(102,958)	(83,460)	(65,348)

Total operating income	476,519	202,110	126,118
Interest expense	31,019	27,277	25,884
Other income, net	(2,219)	(3,645)	(1,160)

Income from continuing operations before income taxes and minority interest expense	$447,719	$178,478	$101,394

Segment data (continued):

(in thousands)	2006	2005	2004

Depreciation and amortization:
MSSG	$45,920	$44,345	$44,413
AMSG	14,634	9,806	7,283
J&L	1,598	2,489	2,272
FSS	—	1,198	1,610
Corporate	8,992	9,046	10,411

Total depreciation and amortization	$71,144	$66,884	$65,989

Equity income:
MSSG	$1,878	$1,579	$766
AMSG	96	(314)	393

Total equity income	$1,974	$1,265	$1,159

Total assets:
MSSG	$1,301,649	$1,172,497	$1,053,806
AMSG	691,484	627,761	452,589
J&L	—	103,704	109,274
FSS	—	—	51,260
Corporate	442,139	188,375	271,734

Total assets	$2,435,272	$2,092,337	$1,938,663

Capital expenditures:
MSSG	$57,702	$63,948	$43,382
AMSG	12,793	14,779	8,535
J&L	2,368	1,829	1,392
FSS	—	367	837
Corporate	6,730	7,629	2,816

Total capital expenditures	$79,593	$88,552	$56,962

Investments in affiliated companies:
MSSG	$16,330	$13,478	$12,458
AMSG	1,220	1,578	3,317
Corporate	163	398	—

Total investments in affiliated companies	$17,713	$15,454	$15,775

Geographic information for sales, based on country of origin, and assets is as follows:

(in thousands)	2006	2005	2004

External sales:
United States	$1,239,449	$1,185,146	$1,019,135
Germany	380,810	349,583	298,973
Asia	209,143	180,979	143,509
United Kingdom	97,024	98,069	86,395
Canada	75,362	78,210	67,185
Other	327,840	310,845	251,756

Total external sales	$2,329,628	$2,202,832	$1,866,953

Total assets:
United States	$1,375,826	$1,132,591	$1,082,464
Germany	380,272	390,054	393,531
United Kingdom	61,773	65,703	64,177
Canada	28,193	24,931	26,693
Other	589,208	479,058	371,798

Total assets	$2,435,272	$2,092,337	$1,938,663

NOTE 21 — SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
(in thousands, except per share data)	Sep. 30	Dec. 31	Mar. 31	Jun. 30

2006
Sales	$545,766	$562,536	$609,159	$612,167
Gross profit	197,328	196,721	214,083	224,034
Income from continuing operations [a]	28,078	30,910	37,627	175,636
Net income [a]	28,097	31,087	32,903	164,196
Basic earnings per share [b]
Continuing operations	0.74	0.81	0.97	4.52
Net income	0.74	0.81	0.85	4.22
Diluted earnings per share [b]
Continuing operations	0.72	0.79	0.94	4.40
Net income	0.72	0.79	0.82	4.11

2005
Sales	$504,756	$531,199	$573,278	$593,599
Gross profit	167,472	177,131	206,406	220,107
Income from continuing operations [c]	21,040	28,091	28,544	36,244
Net income [c]	22,720	28,181	30,650	37,740
Basic earnings per share [b]
Continuing operations	0.58	0.76	0.77	0.97
Net income	0.62	0.77	0.83	1.01
Diluted earnings per share [b]
Continuing operations	0.56	0.74	0.75	0.94
Net income	0.61	0.74	0.80	0.98

(a)	Income from continuing operations includes a net gain on divestitures of $130.6 million for the quarter ended June 30, 2006. Net income includes a net gain on divestitures of $114.9 million for the quarter ended June 30, 2006.

(b)	Earnings per share amounts for each quarter are computed using the weighted average number of shares outstanding during the quarter. Earnings per share amounts for the full year are computed using the weighted average number of shares outstanding during the year. Thus, the sum of the four quarters’ earnings per share does not always equal the full-year earnings per share.

(c)	Income from continuing operations and net income include asset impairment charges of $4.7 million for the quarter ended March 31, 2005.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance at June 30, 2006 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
(b) Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting is included in Item 8 of this Form 10-K.
(c) Attestation Report of the Independent Registered Public Accounting Firm
Management’s assessment of effectiveness of Kennametal’s internal control over financial reporting and the effectiveness of Kennametal’s internal control over financial reporting as of June 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this Form 10-K.
(d) Changes in Internal Control over Financial Reporting
There have been no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B — OTHER INFORMATION
None.

Part III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding the executive officers of Kennametal Inc. is as follows: Name, Age and Position, Experience During Past Five Years (1).

Markos I. Tambakeras, 55
Executive Chairman
Executive Chairman of the Board of Directors of the Corporation since January 2006; Chairman of the Board of Directors from July 2002 to December 2005; President and Chief Executive Officer from July 1999 to December 2005.

R. Daniel Bagley, 46
Vice President, Corporate Strategy and MSSG Global Marketing
Vice President since July 2002. Formerly, Business Development Director and Industrial Consultant, Deloitte & Touche Consulting Group from December 2000 to May 2002.

James R. Breisinger, 56
Vice President and President Advanced Components Group
Vice President since August 1990; President, Advanced Components Group since July 2005; President, Advanced Materials Solutions Group from August 2000 to July 2005.

Carlos M. Cardoso, 48
President and Chief Executive Officer
President and Chief Executive Officer since January 2006; Executive Vice President and Chief Operating Officer from January 2005 to December 2005; Vice President and President, Metalworking Solutions and Services Group, from April 2003 to December 2004. Formerly, President, Pump Division, Flowserve Corporation (a manufacturer / provider of flow management products and services) from August 2001 to March 2003; Vice President and General Manager, Engine Systems and Accessories, of Honeywell International, Inc., (a diversified technology and manufacturing company, formerly Allied Signal, Inc.) from March 1999 to August 2001.

Stanley B. Duzy, Jr., 59
Vice President and Chief Administrative Officer
Vice President since November 1999; Chief Administrative Officer since 1999.

David W. Greenfield, 56
Vice President, Secretary and General Counsel
Vice President, Secretary and General Counsel since October 2001. Formerly, member, Buchanan Ingersoll Professional Corporation (attorneys-at-law) from July 2000 to September 2001.

William Y. Hsu, 58
Vice President and Chief Technical Officer
Vice President and Chief Technical Officer since April 2004. Formerly, Vice President and Chief Technical Officer, DuPont Performance Materials from January 2004 to April 2004; Vice President, Technology, Sustainable Growth & Americas, DuPont Engineering Polymers from July 2003 to December 2003; Vice President, Technology & Americas, DuPont Engineering Polymers from February 1999 to June 2003.

Ronald C. Keating, 38
Vice President and President Metalworking Solutions & Services Group
Vice President since July 2004; Vice President and President Metalworking Solutions & Services Group since March 2006; Group Vice President, Energy, Mining and Construction Solutions from September 2004 to February 2006; Vice President and General Manager of Mining and Construction from April 2002 to September 2004; Vice President and General Manager of Electronics Products Group from July 2001 to January 2003.

Lawrence J. Lanza, 57
Corporate Treasurer
Corporate Treasurer since July 2003; Assistant Treasurer and Director of Treasury Services from April 1999 to July 2003.

James E. Morrison, 55
Vice President, Mergers and Acquisitions
Vice President since 1994; Vice President, Mergers and Acquisitions since July 2003; Treasurer from 1987 to 2003.

Frank P. Simpkins, 43
Vice President Finance and Corporate Controller
Vice President Finance and Corporate Controller since February 2006; Vice President of Global Finance of Kennametal Industrial Business from October 2005 to February 2006; Director of Finance, Metalworking Solutions & Services Group from February 2002 to February 2006; Corporate Controller from October 1998 to February 2002.

Catherine R. Smith, 43
Executive Vice President and Chief Financial Officer
Executive Vice President and Chief Financial Officer since April 2005. Formerly, Executive Vice President and Chief Financial Officer, Bell Systems, a business segment of Textron, Inc. (a multi-industry company serving the aviation, aerospace and defense, industrial and commercial finance markets) from October 2003 to March 2005; Vice President and Chief Financial Officer, Intelligence and Information Systems Division, Ratheon Company (a defense and aerospace systems supplier) from April 2003 to September 2003; Controller, Intelligence and Information Systems Division, Ratheon Company from October 2002 to March 2003; Chief Financial Officer, Tactical Systems Business Unit, Ratheon Company from January 2000 to September 2002.

Kevin R. Walling, 40
Vice President and Chief Human Resources Officer
Vice President and Chief Human Resources Officer since November 2005; Vice President, Metalworking Solutions and Services Group from February 2005 to November 2005. Formerly, Vice President Human Resources, North America of Marconi Corporation (a communications company) from February 2001 to January 2005.

Notes
(1) Each officer has been elected by the Board of Directors to serve until removed or until a successor is elected and qualified, and has served continuously as an officer since first elected.
Incorporated herein by reference is the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 30, 2006 (2006 Proxy Statement).
Incorporated herein by reference is the information set forth under the caption “Ethics and Corporate Governance—Code of Business Ethics and Conduct” in the 2006 Proxy Statement.
The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are: Lawrence W. Stranghoener (Chair), Ronald M. DeFeo, A. Peter Held, Timothy R. McLevish and Larry D. Yost. Incorporated herein by reference is the information set forth in the second and third sentences under the caption “Board of Directors and Board Committees—Committee Functions—Audit Committee” in the 2006 Proxy Statement.
ITEM 11 — EXECUTIVE COMPENSATION
Incorporated herein by reference is the information set forth under the caption “Compensation of Executive Officers” and certain information regarding directors’ fees under the caption “Board of Directors and Board Committees — Board of Directors Compensation and Benefits” in the 2006 Proxy Statement.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS
Incorporated herein by reference is the information set forth under the caption “Ownership of Capital Stock by Directors, Nominees and Executive Officers” with respect to the directors’ and officers’ shareholdings, under the caption “Principal Holders of Voting Securities” with respect to other beneficial owners and under the caption “Equity Compensation Plans — Equity Compensation Plan Information” with respect to disclosure regarding the number of outstanding capital stock options, warrants and rights granted under equity compensation plans and the number of shares remaining for issuance under such plans, each in the 2006 Proxy Statement.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Incorporated herein by reference is certain information set forth in the notes to the tables under the caption “Compensation of Executive Officers” in the 2006 Proxy Statement.
ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference is the information with respect to pre-approval policies set forth under the caption “Independent Registered Public Accounting Firm — Ratification of the Selection of the Independent Registered Public Accounting Firm —Audit Committee Pre-Approval Policy” and the information with respect to principal accountant fees and services set forth under “Independent Registered Public Accounting Firm — Ratification of the Selection of the Independent Registered Public Accounting Firm — Fees and Services” in the 2006 Proxy Statement.

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
FINANCIAL STATEMENT SCHEDULE:

Page
Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended June 30, 2006, 2005 and 2004	63
3. Exhibits

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession
(2.1)	Stock Purchase Agreement by and among JLK Direct Distribution, Inc., Kennametal Inc., MSC Industrial Direct Co., Inc. and MSC Acquisition Corp. VI dated as of March 15, 2006.	Exhibit 2.1 of the March 31, 2006 Form 10-Q is incorporated herein by reference.
(3)	Articles of Incorporation and Bylaws
(3.1)	Bylaws of Kennametal Inc. as amended through January 29, 2002	Exhibit 3.1 of December 31, 2001 Form 10-Q is incorporated herein by reference.
(3.2)	Amended and Restated Articles of Incorporation as Amended	Exhibit 3.1 of the September 30, 1994 Form 10-Q (SEC file no. reference 1-5318; docket entry date—November 14, 1994) is incorporated herein by reference.
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
(4.1)	Rights Agreement effective as of November 2, 2000	Exhibit 1 of the Form 8-A dated October 10, 2000 is incorporated herein by reference.
(4.2)	First Amendment to Rights Agreement, made and entered into as of October 6, 2004, by and between the Registrant and Mellon Investor Services LLC	Exhibit 10.1 of the October 26, 2004 Form 8-K is incorporated herein by reference.
(4.3)	Indenture, dated as of June 19, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee	Exhibit 4.1 of the June 14, 2002 Form 8-K is incorporated herein by reference.
(4.4)	First Supplemental Indenture, dated as of June 19, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee	Exhibit 4.2 of the June 14, 2002 Form 8-K is incorporated herein by reference.
(10)	Material Contracts
(10.1)*	Kennametal Inc. Management Performance Bonus Plan	Appendix A to the 2005 Proxy Statement filed September 26, 2005 is incorporated herein by reference.
(10.2)*	Stock Option and Incentive Plan of 1988	Exhibit 10.1 of the December 31, 1988 Form 10-Q (SEC file no. reference 1-5318; docket entry date—February 9, 1989) is incorporated herein by reference.
(10.3)*	Deferred Fee Plan for Outside Directors	Exhibit 10.4 of the June 30, 1988 Form 10-K (SEC file no. reference 1-5318; docket entry date—September 23, 1988) is incorporated herein by reference.

(10.4)*	Executive Deferred Compensation Trust Agreement	Exhibit 10.5 of the June 30, 1988 Form 10-K (SEC file no. reference 1-5318; docket entry date—September 23, 1988) is incorporated herein by reference.
(10.5)*	Directors Stock Incentive Plan, as amended	Exhibit 10.5 of the June 30, 2003 Form 10-K is incorporated herein by reference.
(10.6)*	Stock Option and Incentive Plan of 1992, as amended	Exhibit 10.8 of the December 31, 1996 Form 10-Q is incorporated herein by reference.
(10.7)*	Performance Bonus Stock Plan of 1995, as amended	Exhibit 10.6 of the June 30, 1999 Form 10-K is incorporated herein by reference.
(10.8)*	Stock Option and Incentive Plan of 1996	Exhibit 10.14 of the September 30, 1996 Form 10-Q is incorporated herein by reference.
(10.9)*	Kennametal Inc. 1999 Stock Plan	Exhibit 10.5 of the June 11, 1999 Form 8-K is incorporated herein by reference.
(10.10)*	Kennametal Inc. Stock Option and Incentive Plan of 1999	Exhibit A of the 1999 Proxy Statement is incorporated herein by reference.
(10.11)*	Kennametal Inc. Stock and Incentive Plan of 2002 (as amended on July 25, 2006)	Filed herewith.
(10.12)*	Forms of Award Agreements under the Kennametal Inc. Stock and Incentive Plan of 2002	Exhibit 10.18 of the June 30, 2004 Form 10-K is incorporated herein by reference.
(10.13)*	Kennametal Inc. Supplemental Executive Retirement Plan (as amended January 1, 2004)	Exhibit 10.3 of the September 30, 2004 Form 10-Q is incorporated herein by reference.
(10.14)*	Form of Employment Agreement with Named Executive Officers (other than Mr. Tambakeras and Mr. Wessner)	Exhibit 10.9 of the June 30, 2000 Form 10-K is incorporated herein by reference.
(10.15)*	Schedule of Named Executive Officers who have entered into the Form of Employment Agreement as set forth in Exhibit 10.14.	Filed herewith.
(10.16)*	Form of Indemnification Agreement for Named Executive Officers	Exhibit 10.2 of the March 22, 2005 Form 8-K is incorporated herein by reference.
(10.17)*	Schedule of Named Executive Officers who have entered into the Form of Indemnification Agreement as set forth in Exhibit 10.16	Filed herewith.
(10.18)*	Amended and Restated Executive Employment Agreement of Markos I. Tambakeras dated December 6, 2005	Exhibit 10.1 of the December 31, 2005 Form 10-Q is incorporated herein by reference.
(10.19)*	Amendment to Employment Agreement of Carlos M. Cardoso dated December 6, 2005	Exhibit 10.2 of the December 31, 2005 Form 10-Q is incorporated herein by reference.
(10.20)*	Offer letter of Cathy R. Smith dated March 9, 2005	Exhibit 10.1 of the March 22, 2005 Form 8-K is incorporated herein by reference.
(10.21)*	Letter Agreement dated March 14, 2006 by and between Kennametal Inc. and Michael Wessner	Exhibit 10.1 of the March 20, 2006 Form 8-K is incorporated herein by reference.
(10.22)*	Description of Compensation Payable to Non-Employee Directors	Exhibit 10.1 of the February 2, 2006 Form 8-K is incorporated herein by reference.
(10.23)*	Summary of Perquisites Program	The text of Item 1.01 of the April 22, 2005 Form 8-K is incorporated herein by reference.
(10.24)*	Charter Jet Policy & Procedures, Personal Use of Aircraft Chartered by the Company	Exhibit 10.23 of the June 30, 2005 Form 10-K is incorporated herein by reference.

(10.25)*	Description of Bonus and Long Term Incentive Awards	The text of Item 1.01 of the July 28, 2005 Form 8-K is incorporated herein by reference.
(10.26)	Second Amended and Restated Credit Agreement dated as of March 21, 2006 among Kennametal Inc., Kennametal Europe GmbH, Bank of America, N.A. (as Administrative Agent); Keybank National Association and National City Bank of Pennsylvania (as Co-Syndication Agents); PNC Bank, National Association and JPMorgan Chase Bank, N.A. (as Co-Documentation Agents); and the following lenders: Bank of America, N.A., Bank of America, N.A., London Branch, Keybank National Association, National City Bank of Pennsylvania, PNC Bank, National Association, JPMorgan Chase Bank, N.A., Bank of Tokyo-Mitsubishi UFJ Trust Company, Citizens Bank of Pennsylvania, Comerica Bank, The Bank of New York, Mizuho Corporate Bank, Ltd., Fifth Third Bank, LaSalle Bank National Association, Sanpaolo IMI and Chiao Tung Bank Co., Ltd.	Exhibit 10.1 of the March 31, 2006 Form 10-Q is incorporated herein by reference.
(21)	Subsidiaries of the Registrant	Filed herewith.
(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith.
(31)	Certifications
(31.1)	Certification executed by Carlos M. Cardoso, Chief Executive Officer of Kennametal Inc.	Filed herewith.
(31.2)	Certification executed by Catherine R. Smith, Chief Financial Officer of Kennametal Inc.	Filed herewith.
(32)	Section 1350 Certifications
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Carlos M. Cardoso, Chief Executive Officer of Kennametal Inc., and Catherine R. Smith, Chief Financial Officer of Kennametal Inc.	Filed herewith.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.
Date: August 29, 2006	By:	/s/ Frank P. Simpkins
Frank P. Simpkins
Vice President Finance and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CARLOS M. CARDOSO Carlos M. Cardoso	President and Chief Executive Officer	August 29, 2006

/s/ CATHERINE R. SMITH Catherine R. Smith	Executive Vice President and Chief Financial Officer	August 29, 2006

/s/ FRANK P. SIMPKINS Frank P. Simpkins	Vice President Finance and Corporate Controller	August 29, 2006

/s/ MARKOS I. TAMBAKERAS Markos I. Tambakeras	Executive Chairman of the Board	August 29, 2006

/s/ RONALD M. DEFEO Ronald M. DeFeo	Director	August 29, 2006

/s/ PHILIP A. DUR Philip A. Dur	Director	August 29, 2006

/s/ A. PETER HELD A. Peter Held	Director	August 29, 2006

/s/ TIMOTHY R. MCLEVISH Timothy R. McLevish	Director	August 29, 2006

/s/ WILLIAM R. NEWLIN William R. Newlin	Director	August 29, 2006

/s/ LAWRENCE W. STRANGHOENER Lawrence W. Stranghoener	Director	August 29, 2006

/s/ STEVEN H. WUNNING Steven H. Wunning	Director	August 29, 2006

/s/ LARRY D. YOST Larry D. Yost	Director	August 29, 2006

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

			Charged to
	Balance at	Charged to	Other				Deductions
(in thousands)	Beginning	Costs and	Comprehensive		Other		from		Balance at
For the year ended June 30,	of Year	Expenses	Income	Recoveries	Adjustments		Reserves		End of Year
2006
Allowance for doubtful accounts	$16,835	$3,118	$—	$474	$(2,250	) [a]	$3,485	[b]	$14,692
Reserve for obsolete inventory	$59,370	$11,202	$—	$—	$(4,579	) [a]	$9,889	[c]	$56,104
Deferred tax asset valuation allowance	$37,377	$4,696	$(3,129)	$(1,678)	$1,478	[a]	$—		$38,744
2005
Allowance for doubtful accounts	$18,727	$3,905	$—	$265	$(257	) [a]	$5,805	[b]	$16,835
Reserve for obsolete inventory	$77,810	$11,577	$—	$—	$(3,942	) [a]	$26,075	[c]	$59,370
Deferred tax asset valuation allowance	$53,051	$(4,772)	$905	$(1,827)	$(9,980	) [a]	$—		$37,377
2004
Allowance for doubtful accounts	$23,405	$6,427	$—	$134	$389	[a]	$11,628	[b]	$18,727
Reserve for obsolete inventory	$70,866	$9,905	$—	$—	$7,799	[a]	$10,760	[c]	$77,810
Deferred tax asset valuation allowance	$41,041	$12,518	$(4,049)	$(1,792)	$7,952	[a]	$2,619	[d]	$53,051

(a)	Represents foreign currency translation adjustment and reserves divested or acquired through business combinations.

(b)	Represents uncollected accounts charged against the allowance.

(c)	Represents scrapped inventory and other charges against the reserve.

(d)	Represents write-offs against the valuation allowance related to reorganization and a subsidiary liquidation.