Form 10-Q
period 2006-09-30
KENNAMETAL INC
filed 2006-11-09
CIK 55242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date:

Title Of Each Class	Outstanding at October 31, 2006

Capital Stock, par value $1.25 per share	38,653,180

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

This Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not relate strictly to historical or current facts. You can identify forward-looking statements by the fact they use words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression in connection with any discussion of future operating or financial performance. These statements are likely to relate to, among other things, our strategy, goals, plans and projections regarding our financial position, results of operations, market position, and product development, all of which are based on current expectations that involve inherent risks and uncertainties, including factors that could delay, divert or change any of them in the next several years. It is not possible to predict or identify all factors; however, they may include the following: global and regional economic conditions; risks associated with the availability and costs of the raw materials we use to manufacture our products; our ability to protect our intellectual property in foreign jurisdictions; risks associated with our foreign operations and international markets, such as currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability; energy costs; commodity prices; risks associated with integrating recent acquisitions, as well as any future acquisitions, and achieving the expected savings and synergies; risks relating to our recent business divestitures; competition; demands on management resources; future terrorist attacks or acts of war; labor relations; demand for and market acceptance of new and existing products; and risks associated with the implementation of restructuring plans and environmental remediation matters. We provide additional information about many of the specific risks we face in the “Risk Factors” Section of our Annual Report on Form 10-K, and in this Form 10-Q as applicable. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	September 30,
(in thousands, except per share data)	2006	2005
Sales	$542,811	$545,766
Cost of goods sold	355,780	348,438

Gross profit	187,031	197,328
Operating expense	135,044	144,901
Loss on divestiture	1,686	—
Amortization of intangibles	1,940	1,351

Operating income	48,361	51,076
Interest expense	7,427	7,829
Other income, net	(3,006)	(879)

Income from continuing operations before income taxes and minority interest expense	43,940	44,126
Provision for income taxes	13,929	15,300
Minority interest expense	557	748

Income from continuing operations	29,454	28,078
Income from discontinued operations, net of income taxes	907	19

Net income	$30,361	$28,097

PER SHARE DATA
Basic earnings per share
Continuing operations	$0.77	$0.74
Discontinued operations	0.02	0.00

	$0.79	$0.74

Diluted earnings per share
Continuing operations	$0.76	$0.72
Discontinued operations	0.02	0.00

	$0.78	$0.72

Dividends per share	$0.19	$0.19

Basic weighted average shares outstanding	38,226	37,949

Diluted weighted average shares outstanding	39,058	38,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	June 30,
(in thousands)	2006	2006
ASSETS
Current assets:
Cash and equivalents	$118,224	$233,976
Accounts receivable, less allowance for doubtful accounts of $14,875 and $14,692	366,837	386,714
Inventories	354,876	334,949
Deferred income taxes	55,580	55,328
Current assets of discontinued operations held for sale	—	24,280
Other current assets	53,757	51,610

Total current assets	949,274	1,086,857

Property, plant and equipment:
Land and buildings	292,595	290,848
Machinery and equipment	1,086,200	1,058,623
Less accumulated depreciation	(832,387)	(819,092)

Net property, plant and equipment	546,408	530,379

Other assets:
Investments in affiliated companies	18,349	17,713
Goodwill	529,101	500,002
Intangible assets, less accumulated amortization of $18,755 and $16,891	145,733	118,421
Deferred income taxes	38,582	39,721
Assets of discontinued operations held for sale	—	11,285
Other	132,431	130,894

Total other assets	864,196	818,036

Total assets	$2,359,878	$2,435,272

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases	$1,508	$1,597
Notes payable to banks	598	617
Accounts payable	113,120	124,907
Accrued income taxes	37,006	112,364
Accrued expenses	88,078	82,118
Current liabilities of discontinued operations held for sale	—	3,065
Other current liabilities	117,343	137,531

Total current liabilities	357,653	462,199

Long-term debt and capital leases, less current maturities	407,486	409,508
Deferred income taxes	86,006	73,338
Accrued pension and postretirement benefits	146,447	144,768
Other liabilities	27,510	35,468

Total liabilities	1,025,102	1,125,281

Commitments and contingencies

Minority interest in consolidated subsidiaries	15,177	14,626

SHAREOWNERS’ EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 70,000 shares authorized; 40,565 and 40,356 shares issued	50,709	50,448
Additional paid-in capital	651,138	638,399
Retained earnings	693,449	670,433
Treasury shares, at cost; 1,967 and 1,749 shares held	(113,763)	(101,781)
Accumulated other comprehensive income	38,066	37,866

Total shareowners’ equity	1,319,599	1,295,365

Total liabilities and shareowners’ equity	$2,359,878	$2,435,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	September 30,
(in thousands)	2006	2005
OPERATING ACTIVITIES
Net income	$30,361	$28,097
Adjustments for non-cash items:
Depreciation	16,447	16,417
Amortization	1,940	1,351
Stock-based compensation expense	6,174	7,991
Loss on divestitures	1,898	—
Other	1,127	653
Changes in certain assets and liabilities (excluding acquisitions):
Accounts receivable	30,217	15,704
Change in accounts receivable securitization	—	(9,341)
Inventories	(10,488)	(33,797)
Accounts payable and accrued liabilities	(21,890)	(19,371)
Accrued income taxes	(72,295)	9,580
Other	(2,291)	3,242

Net cash flow (used for) provided by operating activities	(18,800)	20,526

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(22,661)	(14,875)
Disposals of property, plant and equipment	483	835
Acquisitions of business assets, net of cash acquired	(73,905)	—
Proceeds from divestitures	20,214	—
Other	82	891

Net cash flow used for investing activities	(75,787)	(13,149)

FINANCING ACTIVITIES
Net decrease in notes payable	(23)	(40,957)
Net decrease in short-term revolving and other lines of credit	—	(2,100)
Term debt borrowings	12,775	183,945
Term debt repayments	(23,339)	(156,762)
Repurchase of capital stock	(9,437)	(4,550)
Dividend reinvestment and employee benefit and stock plans	6,222	9,544
Cash dividends paid to shareowners	(7,345)	(7,299)
Other	(116)	5,886

Net cash flow used for financing activities	(21,263)	(12,293)

Effect of exchange rate changes on cash and cash equivalents	98	(388)

CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(115,752)	(5,304)
Cash and cash equivalents, beginning of period	233,976	43,220

Cash and cash equivalents, end of period	$118,224	$37,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	ORGANIZATION

Kennametal Inc. was incorporated in Pennsylvania in 1943 and maintains its world headquarters in Latrobe, Pennsylvania. Kennametal Inc. and its subsidiaries (collectively, “Kennametal” or the “Company”) is a leading global manufacturer and supplier of tooling, engineered components and advanced materials consumed in production processes. End users of our products include metalworking manufacturers and suppliers in the aerospace, automotive, machine tool and farm machinery industries, as well as manufacturers and suppliers in the highway construction, coal mining, quarrying and oil and gas exploration industries. Our end users’ products include items ranging from airframes to coal, medical implants to oil wells and turbochargers to motorcycle parts. We previously operated three global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG) and J&L Industrial Supply (J&L). During fiscal 2006, we divested our J&L segment.

2.	BASIS OF PRESENTATION

The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with the 2006 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2006 was derived from the audited balance sheet included in our 2006 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal, recurring adjustments. The results for the three months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2007 is to the fiscal year ending June 30, 2007. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

3.	NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS 158 is effective for Kennametal June 30, 2007. We are in the process of evaluating the provisions of SFAS 158 to determine the impact of adoption on our financial condition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, (SAB 108), which expresses the staff’s views regarding the process of quantifying financial statement misstatements. The guidance in SAB 108 must be applied in our 2007 annual financial statements. We are in the process of evaluating the guidance in SAB 108 to determine the impact, if any, on our results of operations or financial condition.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for Kennametal July 1, 2008. We are in the process of evaluating the provisions of SFAS 157.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a method of recognition, measurement, presentation and disclosure within the financial statements for uncertain tax positions that a company has taken or expects to take in a tax return. FIN 48 is effective for Kennametal July 1, 2007. We are in the process of evaluating the provisions of FIN 48 to determine the impact of adoption, if any, on our results of operations or financial condition.

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended
	September 30,
(in thousands)	2006	2005

Interest paid	$2,311	$2,496
Income taxes paid (refunded)	86,236	(572)
Contribution of stock to employees defined contribution benefit plans	2,260	2,716
Change in fair value of interest rate swaps	(5,629)	5,195
5.	DIVESTITURES

In 2006, we divested our J&L segment for $359.2 million, subject to post-closing adjustment. We have received $355.7 million in net proceeds related to the sale of this business of which $5.5 million was received during second quarter of 2007. In accordance with the terms of the sale agreement, the parties have agreed to submit certain claims raised by the purchaser related to the post-closing adjustment to binding arbitration for resolution. We believe that the purchaser’s claims are without merit. We expect to collect the remaining $3.5 million prior to December 31, 2006. During the quarter, we recognized a pre-tax loss of $1.7 million.

6.	DISCONTINUED OPERATIONS

During 2006, our Board of Directors and management approved plans to divest our Kemmer Praezision Electronics business (Electronics) and our consumer retail product line, including industrial saw blades (CPG) as a part of our strategy to exit non-core businesses. These divestitures are accounted for as discontinued operations. As a result, prior years’ financial results have been restated to reflect the activity from these operations as discontinued operations.

The divestiture of Electronics, which was part of the AMSG segment, will occur in two separate transactions. The first transaction closed during 2006. The second transaction is expected to close during the second quarter of 2007. The assets and liabilities of the business have been recorded at fair value.

The divestiture of CPG, which was part of the MSSG segment, closed August 31, 2006 for net consideration of $31.2 million. We have received $21.2 million in net proceeds related to the sale of this business of which $1.5 million and $0.2 million were received during 2006 and second quarter of 2007, respectively. We expect to receive the remaining $10.0 million prior to February 28, 2007. During the quarter, we recognized an additional pre-tax loss of $0.3 million, which has been recorded in discontinued operations. Future adjustments related to this divestiture are not expected to be material. The assets and liabilities of this business were recorded at fair value and presented as held for sale as of June 30, 2006.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following represents the results of discontinued operations:

	Three Months Ended
	September 30,
(in thousands)	2006	2005

Sales	$12,610	$23,452

Income (loss) from discontinued operations before income taxes	$1,161	$(222)
Income tax expense (benefit)	254	(241)

Income from discontinued operations	$907	$19

The major classes of assets and liabilities of discontinued operations held for sale in the condensed consolidated balance sheet are as follows:

(in thousands)	June 30, 2006

Assets:
Accounts receivable, net	$14,147
Inventories	10,113
Other current assets	20

Current assets of discontinued operations held for sale	24,280

Property, plant and equipment, net	5,895
Goodwill	5,208
Other long-term assets	182

Long-term assets of discontinued operations held for sale	11,285

Total assets of discontinued operations held for sale	$35,565

Liabilities:
Accounts payable	$1,213
Other	1,852

Total liabilities of discontinued operations held for sale	$3,065

7.	STOCK-BASED COMPENSATION

Stock options are granted to eligible employees at fair market value on the date of grant. Stock options are exercisable under specific conditions for up to 10 years from the date of grant. The aggregate number of shares authorized for issuance under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended (the 2002 Plan), are 3,750,000. Under the provisions of the 2002 Plan, participants may deliver our stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair value of shares delivered during the three months ended September 30, 2006 was $0.1 million. Stock option expense for the three months ended September 30, 2006 and 2005 was $1.7 million and $3.1 million, respectively. In addition to stock option grants, the 2002 Plan permits the award of restricted stock to directors, officers and key employees.

The assumptions used in our Black-Scholes valuation related to grants made during the period were as follows: risk free interest rate – 5.0 percent, expected life – 4.5 years, volatility – 22.4 percent and dividend yield – 1.4 percent.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Changes in our stock options for the three months ended September 30, 2006 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Life	Value (in
	Options	Price	(years)	thousands)

Options outstanding, June 30, 2006	2,228,697	$41.42
Granted	356,464	54.09
Exercised	(61,149)	39.58
Lapsed and forfeited	(99,937)	47.62

Options outstanding, September 30, 2006	2,424,075	$43.07	7.0	$23,833

Options vested and expected to vest, September 30, 2006	2,380,166	$42.91	6.9	23,775

Options exercisable, September 30, 2006	1,574,995	$38.80	5.8	21,867

Weighted average fair value of options granted during the period		$12.87
The amount of cash received from the exercise of options during the three months ended September 30, 2006 and 2005 was $2.3 million and $5.1 million respectively. The related tax benefit for the three months ended September 30, 2006 and 2005 was $0.3 million and $0.7 million respectively. The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $1.0 million and $2.2 million, respectively. As of September 30, 2006, the total unrecognized compensation cost related to options outstanding was $7.6 million and is expected to be recognized over a weighted average period of 2.8 years.
Changes in our restricted stock for the three months ended September 30, 2006 were as follows:

		Weighted
		Average Fair
	Shares	Value

Unvested restricted stock, June 30, 2006	442,155	$44.06
Awarded	95,308	53.88
Vested	(119,213)	41.71
Forfeited	(39,347)	46.64

Unvested restricted stock, September 30, 2006	378,903	$47.00

During the three months ended September 30, 2006 and 2005, compensation expense related to restricted stock awards was $2.1 million and $2.2 million respectively. As of September 30, 2006, the total unrecognized compensation cost related to unvested restricted stock was $11.9 million and is expected to be recognized over a weighted average period of 2.4 years.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8.	BENEFIT PLANS

We sponsor several defined benefit pension plans that cover substantially all employees. Additionally, we provide varying levels of postretirement health care and life insurance benefits to most U.S. employees.

The table below summarizes the components of the net periodic cost of our defined benefit pension plans:

	Three Months Ended
	September 30,
(in thousands)	2006	2005

Service cost	$2,417	$2,956
Interest cost	9,499	8,519
Expected return on plan assets	(11,224)	(9,495)
Amortization of transition obligation	37	37
Amortization of prior service cost	166	179
Amortization of actuarial loss	1,295	3,420

Total net periodic pension cost	$2,190	$5,616

The decrease in net periodic pension cost is primarily the result of an increase in the discount rates applied to our plans and an increase in expected return on plan assets resulting from funding $73.0 million in the prior year related to our U.S. and U.K. defined benefit pension plans.

During the three months ended September 30, 2006 and 2005, the Company contributed $1.3 million and $2.0 million, respectively, to its various defined benefit pension plans. During the three months ended September 30, 2006 and 2005, the Company also expensed contributions of $2.3 million and $2.7 million, respectively, to its defined contribution plan.

The table below summarizes the components of the net periodic cost (benefit) of our other postretirement and postemployment benefit plans:

	Three Months Ended
	September 30,
(in thousands)	2006	2005

Service cost	$133	$208
Interest cost	420	436
Amortization of prior service cost	12	(858)
Amortization of actuarial gain	(367)	(212)

Total net periodic cost (benefit)	$198	$(426)

9.	INVENTORIES

Inventories are stated at the lower of cost or market. We use the last-in, first-out (LIFO) method for determining the cost of a significant portion of our U.S. inventories. The cost for the remainder of our inventories is determined under the first-in, first-out or average cost methods. We used the LIFO method of valuing inventories for approximately 51.0 percent and 53.0 percent of total inventories at September 30, 2006 and June 30, 2006, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Inventories as of the balance sheet dates consisted of the following (in thousands):

	September 30,	June 30,
	2006	2006
Finished goods	$196,226	$184,349
Work in process and powder blends	154,150	167,475
Raw materials and supplies	68,437	53,454

Inventory at current cost	418,813	405,278
Less: LIFO valuation	(63,937)	(70,329)

Total inventories	$354,876	$334,949

10.	ENVIRONMENTAL MATTERS

The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.

Superfund Sites We are involved as a potentially responsible party (PRP) at various sites designated by the United States Environmental Protection Agency (USEPA) as Superfund sites, including the Li Tungsten Superfund site in Glen Cove, New York. With respect to the Li Tungsten site, we recorded an environmental reserve following the identification of other PRPs, an assessment of potential remediation solutions and an entry of a unilateral order by the USEPA directing certain remedial action. In May 2006, we reached an agreement in principle with the U.S. Department of Justice (DOJ) with respect to this site; the DOJ informed us that it would accept a payment of $0.9 million in full settlement for its claim against us for costs related to the Li Tungsten site. To date, the draft Consent Order and Agreement for settlement of our Li Tungsten liability has not been finalized, but we expect that the final settlement will proceed according to the terms outlined in the agreement in principle. At September 30, 2006 we had an accrual of $1.0 million recorded relative to this environmental issue. Cash payments made against this reserve during the quarter were immaterial.

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

Other Environmental Issues Additionally, we also maintain reserves for other potential environmental issues. At September 30, 2006 the total of these accruals was $5.3 million, and represents anticipated costs associated with the remediation of these issues. Cash payments made against these reserves were immaterial for the quarter.

11.	INCOME TAXES

The effective income tax rate for the three months ended September 30, 2006 and 2005 was 31.7 percent and 34.7 percent, respectively. The reduction relative to our statutory rate of 35.0 percent is primarily due to benefits sustained from the prior year implementation of our pan-European business model strategy.

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

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised stock options and restricted stock awards by 0.8 million and 1.0 million for the three months ended September 30, 2006 and 2005. Unexercised stock options to purchase our capital stock of 0.7 million and 1.0 million shares for the three months ended September 30, 2006 and 2005, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore their inclusion would have been anti-dilutive.
13.	COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three Months Ended
	September 30,
(in thousands)	2006	2005

Net income	$30,361	$28,097
Unrealized loss on securities available-for-sale, net of tax	—	(10)
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax	487	70
Reclassification of unrealized gain on matured derivatives, net of tax	(187)	(237)
Minimum pension liability adjustment, net of tax	40	74
Foreign currency translation adjustments	(140)	1,103

Comprehensive income	$30,561	$29,097

14.	GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill attributable to each segment is as follows:

			Translation
(in thousands)	June 30, 2006	Acquisitions	Adjustments	September 30, 2006

MSSG	$201,258	$—	$158	$201,416
AMSG	298,744	29,159	(218)	327,685

Total	$500,002	$29,159	$(60)	$529,101

During the three months ended September 30, 2006, we completed two business acquisitions in our AMSG segment for a combined purchase price of $73.9 million (2007 Business Acquisitions), which generated goodwill of $29.2 million based on our preliminary purchase price allocations.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The components of our other intangible assets and their useful lives are as follows:

		September 30, 2006		June 30, 2006
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
(in thousands)	Useful Life	Amount	Amortization	Amount	Amortization

Contract-based	4 – 15 years	$5,816	$(4,168)	$5,183	$(4,096)
Technology-based and other	4 – 15 years	18,773	(7,441)	12,723	(7,048)
Customer-related	5 – 20 years	65,022	(5,865)	42,312	(4,704)
Unpatented technology	30 years	19,277	(1,281)	19,283	(1,043)
Trademarks	Indefinite	54,114	—	54,322	—
Intangible pension assets	N/A	1,486	—	1,489	—

Total		$164,488	$(18,755)	$135,312	$(16,891)

As a result of the 2007 Business Acquisitions, we recorded $29.2 million of identifiable intangible assets based on our preliminary purchase price allocations as follows: contract-based of $0.6 million, technology-based and other of $5.9 million and customer-related of $22.7 million.

15.	SEGMENT DATA

We currently operate two reportable segments consisting of MSSG and AMSG, and Corporate. During 2006, we divested our J&L segment. We do not allocate corporate costs, performance-based bonuses, domestic pension expense, interest expense, other expense, income taxes, stock-based compensation expense or minority interest to the operating segment results presented below.

Our external sales, intersegment sales and operating income by segment are as follows:

	Three Months Ended
	September 30,
(in thousands)	2006	2005
External sales:
MSSG	$357,084	$331,580
AMSG	185,727	149,184
J&L	—	65,002

Total external sales	$542,811	$545,766

Intersegment sales:
MSSG	$33,443	$47,737
AMSG	9,753	9,224
J&L	—	186

Total intersegment sales	$43,196	$57,147

Total sales:
MSSG	$390,527	$379,317
AMSG	195,480	158,408
J&L	—	65,188

Total sales	$586,007	$602,913

Operating income:
MSSG	$45,666	$45,941
AMSG	27,386	23,852
J&L	—	6,844
Corporate	(24,691)	(25,561)

Total operating income	$48,361	$51,076

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
16.	SUBSEQUENT EVENTS

On October 24, 2006, the Board of Directors authorized a repurchase program of up to 3.3 million shares of our outstanding capital stock. The purchases would be made from time to time, on the open market or in private transactions, with consideration given to the market price of the stock, the nature of other investment opportunities, cash flows from operating activities and general economic conditions.

At the Annual Meeting of Shareowners on October 24, 2006, our shareowners voted to increase the authorized shares of capital stock from 70,000,000 shares to 120,000,000 shares. Shares of capital stock may be used for general purposes, including stock splits and stock dividends, acquisitions, possible financing activities and other employee, executive and director benefit plans. We have no present plans, arrangements, commitments or understanding with respect to the issuance of these additional shares of capital stock.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF CONTINUING OPERATIONS
SALES
Sales for the three months ended September 30, 2006 were $542.8 million, a decrease of $3.0 million, or 1.0 percent, from $545.8 million in the prior year quarter. The decrease in sales is primarily attributed to the net effect of acquisitions and divestitures of 8.0 percent partially offset by 6.0 percent organic growth. Outside sales for J&L for the three months ended September 30, 2005 were $65.0 million. The increase in organic sales for the quarter is primarily attributed to favorable market conditions, particularly in the energy and mining markets, and market penetration in developing economies.
GROSS PROFIT
Gross profit for the three months ended September 30, 2006 decreased $10.3 million, or 5.2 percent, to $187.0 million from $197.3 million in the prior year quarter. This decrease is primarily due to the net impact of acquisitions and divestitures of $17.5 million and higher raw material costs, partially offset by organic sales growth, which favorably impacted gross profit by $8.9 million, and favorable product mix.
Gross profit margin for the three months ended September 30, 2006 decreased 170 basis points from 36.2 percent in the prior year quarter to 34.5 percent. The decrease is primarily attributed to higher raw material costs partially offset by favorable product mix and the net impact of acquisitions and divestitures.
OPERATING EXPENSE
Operating expense for the three months ended September 30, 2006 was $135.0 million, a decrease of $9.9 million, or 6.8 percent, compared to $144.9 million in the prior year quarter. The decrease in operating expense is primarily attributed to the net impact of acquisitions and divestitures of $10.9 million and a $2.8 million reduction in professional fee expense, driven by a reduction in fees related to compliance with section 404 of the Sarbanes-Oxley Act of 2002, partially offset by foreign currency exchange rate fluctuations of $2.2 million.
AMORTIZATION EXPENSE
Amortization expense was $1.9 million for the three months ended September 30, 2006, an increase of $0.5 million from $1.4 million in the prior year quarter. This increase is due to the impact of acquisitions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST EXPENSE
Interest expense for the three months ended September 30, 2006 decreased to $7.4 million from $7.8 million in the prior year quarter. This decrease is due primarily to a $191.2 million decrease in the average daily domestic borrowings offset by the impact of higher average borrowing rates. The weighted average domestic borrowing rate increased from 5.2% in the prior year quarter to 7.0% in the current quarter.
OTHER INCOME, NET
Other income for the three months ended September 30, 2006 was $3.0 million compared to $0.9 million in the prior year quarter. This increase is primarily due to increased interest income of $1.7 million and a reduction in accounts receivable securitization fees of $1.0 million.
INCOME TAXES
The effective income tax rate for the three months ended September 30, 2006 and 2005 was 31.7 percent and 34.7 percent, respectively. The reduction relative to our statutory rate of 35.0 percent is primarily due to benefits sustained from the prior year implementation of our pan-European business model strategy.
INCOME FROM CONTINUING OPERATIONS
Income from continuing operations for the three months ended September 30, 2006 was $29.5 million, or $0.76 per diluted share, compared to $28.1 million, or $0.72 per diluted share, in the same quarter last year. The increase in income from continuing operations is a result of the factors previously discussed.
DISCONTINUED OPERATIONS
During 2006, our Board of Directors and management approved plans to divest our Kemmer Praezision Electronics business (Electronics) and our consumer retail product line, including industrial saw blades (CPG) as a part of our strategy to exit non-core businesses. These divestitures are accounted for as discontinued operations. As a result, prior years’ financial results have been restated to reflect the activity from these operations as discontinued operations for all periods presented.
The divestiture of Electronics, which was part of the AMSG segment, will occur in two separate transactions. The first transaction closed during 2006. The second transaction is expected to close during the second quarter of 2007.
The divestiture of CPG, which was part of the MSSG segment, closed August 31, 2006 for net consideration of $31.2 million. We have received $21.2 million in net proceeds related to the sale of this business of which $1.5 million and $0.2 million were received during 2006 and second quarter of 2007, respectively. We expect to receive the remaining $10.0 million prior to February 28, 2007. During the quarter, we recognized an additional pre-tax loss of $0.3 million, which has been recorded in discontinued operations. Future adjustments related to this divestiture are not expected to be material.
The following represents the results of discontinued operations:

	Three Months Ended
	September 30,
(in thousands)	2006	2005

Sales	$12,610	$23,452

Income (loss) from discontinued operations before income taxes	$1,161	$(222)
Income tax expense (benefit)	254	(241)

Income from discontinued operations	$907	$19

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DIVESTITURES
In 2006, we divested our J&L segment for $359.2 million, subject to post-closing adjustment. We have received $355.7 million in net proceeds related to the sale of this business of which $5.5 million was received during second quarter of 2007. In accordance with the terms of the sale agreement, the parties have agreed to submit certain claims raised by the purchaser related to the post-closing adjustment to binding arbitration for resolution. We believe that the purchaser’s claims are without merit. We expect to collect the remaining $3.5 million prior to December 31, 2006. During the quarter, we recognized a pre-tax loss of $1.7 million.
BUSINESS SEGMENT REVIEW
Our operations were previously organized into three reportable segments consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG) and J&L Industrial Supply (J&L) and Corporate. We divested J&L in 2006. For the three months ended September 30, 2005, J&L outside sales, intersegment sales and operating income were $65.0 million, $0.2 million and $6.8 million, respectively. The presentation of segment information reflects the manner in which we organize segments for making operating decisions and assessing performance.
METALWORKING SOLUTIONS & SERVICES GROUP

	Three Months Ended
	September 30,
(in thousands)	2006	2005

External sales	$357,084	$331,580
Intersegment sales	33,443	47,737
Operating income	45,666	45,941
For the three months ended September 30, 2006, MSSG external sales increased 7.7 percent, or $25.5 million, from the prior year quarter. This increase was driven primarily by growth in metalworking and industrial product sales in North America of 8.9 percent and 8.1 percent, respectively, an increase in European sales of 5.8 percent and growth in Asia Pacific sales of 14.6 percent. MSSG experienced growth in the aerospace, distribution and energy markets. Favorable foreign currency effects were $7.4 million for the quarter.
For the three months ended September 30, 2006, operating income decreased $0.2 million from the prior year quarter. The decrease in operating income is primarily due to higher raw material costs offset by continued cost containment and price realization in Europe and Asia Pacific.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ADVANCED MATERIALS SOLUTIONS GROUP

	Three Months Ended
	September 30,
(in thousands)	2006	2005
External sales	$185,727	$149,184
Intersegment sales	9,753	9,224
Operating income	27,386	23,852
For the three months ended September 30, 2006, AMSG external sales increased 24.5 percent, or $36.5 million, from the prior year quarter. The increase in sales is attributed to organic sales growth due to favorable market conditions and the effects of acquisitions. The increase in sales was achieved primarily in energy, engineered and mining and construction products, which were up 32.1 percent, 17.0 percent and 8.6 percent, respectively.
For the three months ended September 30, 2006, operating income increased $3.5 million, or 14.8 percent, over the prior year quarter. The increase is attributed to sales growth discussed above and the effects of acquisitions partially offset by higher raw material costs.
CORPORATE

	Three Months Ended
	September 30,
(in thousands)	2006	2005
Operating income	$(24,691)	$(25,561)
Corporate represents corporate shared service costs, certain employee benefit costs, stock-based compensation expense and eliminations of operating results between segments. For the three months ended September 30, 2006, operating loss decreased $0.9 million, or 3.4 percent, compared to the prior year. The decrease is primarily attributed to reductions in employment costs of $1.4 million and fees related to compliance with section 404 of the Sarbanes-Oxley Act of 2002 of $1.5 million, partially offset by an unfavorable post-closing adjustment of $1.7 million related to the J&L divestiture.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows from discontinued operations are not deemed material and have been combined with cash flows from continuing operations within each cash flow statement category. The absence of cash flows from discontinued operations is not expected to have a material impact on our future liquidity and capital resources.
Our cash flow from operations is our primary source of financing for capital expenditures and internal growth. During the three months ended September 30, 2006, cash flow used for operating activities was $18.8 million, compared to cash flow provided by operating activities of $20.5 million for the prior year period. Cash flow used for operating activities for the period ended September 30, 2006 consists of net income and non-cash items totaling $57.9 million offset by changes in certain assets and liabilities netting to $76.7 million. Contributing to this change was a decrease in accrued income taxes of $72.3 million as a result of tax payments related to the gain on divestiture of J&L and cash repatriated during 2006 under the American Jobs Creation Act (AJCA). During the three months ended September 30, 2006, cash paid for income taxes totaled $86.2 million. Cash flow provided by operating activities for the three months ended September 30, 2005 consisted of net income and non-cash items totaling $54.5 million offset by changes in certain assets and liabilities netting to $34.0 million. Contributing to this change was an increase in inventory of $33.8 million resulting from higher raw material costs and the increase in production to meet sales demand, offset by a net decrease in accounts receivable of $6.4 million due to focused collection efforts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net cash flow used for investing activities was $75.8 million for the three months ended September 30, 2006, an increase of $62.7 million, compared to $13.1 million in the prior year period. During the three months ended September 30, 2006, cash used for investing activities includes $22.7 million used for purchases of property, plant and equipment, which consisted primarily of equipment upgrades and $73.9 million used for the acquisition of business assets, partially offset by proceeds from divestitures of $20.2 million. During the prior year period, cash used for investing activities included $14.9 million of purchases of property, plant and equipment, which consisted primarily of equipment upgrades.
During the three months ended September 30, 2006 net cash flow used for financing activities was $21.3 million, an increase of $9.0 million, compared to $12.3 million in the prior year period. During the current year period, cash used for financing activities includes a $10.6 million net decrease in borrowings, $9.4 million for the repurchase of capital stock and $7.3 million of cash dividends paid to shareowners offset by $6.2 million of dividend reinvestment and the effects of employee benefit and stock plans. During the prior year period, cash provided by financing activities included a $15.9 million net decrease in borrowings, $4.6 million for the repurchase of capital stock, $9.5 million of dividend reinvestment and the effects of employee benefit and stock plans and cash dividends paid to shareowners of $7.3 million.
We believe that cash flow from operations and the availability under our credit lines will be sufficient to meet our cash requirements over the next 12 months.
There have been no material changes in our contractual obligations and commitments since June 30, 2006.
OFF-BALANCE SHEET ARRANGEMENTS
The Company is party to a three-year securitization program, which permits us to securitize up to $10.0 million of accounts receivable. As of September 30, 2006, the Company had no securitized accounts receivable.
FINANCIAL CONDITION
Total assets were $2,359.9 million at September 30, 2006, compared to $2,435.3 million at June 30, 2006. Working capital decreased $33.1 million to $591.6 million at September 30, 2006 from $624.7 million at June 30, 2006. The decrease in working capital is primarily driven by cash used for acquisitions of $73.9 million partially offset by cash proceeds from divestitures of $20.2 million.
Total liabilities decreased $100.2 million to $1,025.1 million at September 30, 2006 from $1,125.3 million at June 30, 2006, primarily due to decreases in accrued income taxes of $75.4 million. Shareowners’ equity increased $24.2 million to $1,319.6 million as of September 30, 2006 from $1,295.4 million as of June 30, 2006. The increase is primarily a result of net income of $30.4 million and the effect of employee benefit and stock plans of $8.4 million partially offset by cash dividends paid to shareowners of $7.3 million and $9.4 million for the purchase of treasury stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.
Superfund Sites We are involved as a potentially responsible party (PRP) at various sites designated by the United States Environmental Protection Agency (USEPA) as Superfund sites, including the Li Tungsten Superfund site in Glen Cove, New York. With respect to the Li Tungsten site, we recorded an environmental reserve following the identification of other PRPs, an assessment of potential remediation solutions and an entry of a unilateral order by the USEPA directing certain remedial action. In May 2006, we reached an agreement in principle with the U.S. Department of Justice (DOJ) with respect to this site; the DOJ informed us that it would accept a payment of $0.9 million in full settlement for its claim against us for costs related to the Li Tungsten site. To date, the draft Consent Order and Agreement for settlement of our Li Tungsten liability has not been finalized, but we expect that the final settlement will proceed according to the terms outlined in the agreement in principle. At September 30, 2006 we had an accrual of $1.0 million recorded relative to this environmental issue. Cash payments made against this reserve during the quarter were immaterial.
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
DISCUSSION OF CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies since June 30, 2006.
NEW ACCOUNTING STANDARDS
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS 158 is effective for Kennametal June 30, 2007. We are in the process of evaluating the provisions of SFAS 158 to determine the impact of adoption on our financial condition.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, (SAB 108), which expresses the staff’s views regarding the process of quantifying financial statement misstatements. The guidance in SAB 108 must be applied in our 2007 annual financial statements. We are in the process of evaluating the guidance in SAB 108 to determine the impact, if any, on our results of operations or financial condition.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for Kennametal July 1, 2008. We are in the process of evaluating the provisions of SFAS 157.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a method of recognition, measurement, presentation and disclosure within the financial statements for uncertain tax positions that a company has taken or expects to take in a tax return. FIN 48 is effective for Kennametal July 1, 2007. We are in the process of evaluating the provisions of FIN 48 to determine the impact of adoption, if any, on our results of operations or financial condition.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have experienced certain changes in our exposure to market risk from June 30, 2006. The fair value of our interest rate swap agreements was a liability of $8.5 million as of September 30, 2006 compared to a liability of $14.2 million as of June 30, 2006. The offset to this liability is a corresponding increase to long-term debt, as the instruments are accounted for as a fair value hedge of our long-term debt. The $5.7 million change in the recorded value of these agreements was non-cash and was the result of marking these instruments to market.
There have been no other material changes to our market risk exposure since June 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s management evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance at September 30, 2006 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
SHARES OF CAPITAL STOCK ISSUED UNDER DIVIDEND REINVESTMENT PLAN
As a result of a dividend paid on its capital stock, the Company issued 12,808 shares of capital stock pursuant to its Dividend Reinvestment Plan (DRIP) in excess of the number of shares that were previously registered under the Securities Act of 1933, as amended (the Securities Act) for the DRIP on Form S-3 registration statements on file with the Securities and Exchange Commission (SEC) which were referenced in the DRIP prospectus. Those shares were issued on August 4, 2006 and the closing price of the Company’s capital stock on that date was $52.71.
The Company corrected the administrative oversight by using its existing omnibus shelf registration statement on Form S-3 and filing a prospectus supplement to cover an additional 500,000 shares under the DRIP. The prospectus supplement was filed on November 7, 2006. We believe that the use of the omnibus shelf registration statement and filing of the prospectus supplement complied with the Securities Act.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased(1)	Paid per Share	or Programs (2)	Programs
July 1 through July 31, 2006	43,276	$54.16	25,000	0.2 million
August 1 through August 31, 2006	120,702	$52.27	98,000	0.1 million
September 1 through September 30, 2006	56,483	$53.33	55,900	0.0 million

Total:	220,461	$52.91	178,900

(1)	Employees delivered 38,762 shares of restricted stock to Kennametal, upon vesting, to satisfy tax-withholding requirements. Employees delivered 2,799 shares of stock to Kennametal as payment for the exercise price of stock options.

(2)	Under a share repurchase program reaffirmed by Kennametal’s Board of Directors on July 25, 2005, Kennametal was authorized to repurchase up to 1.8 million shares of its capital stock. The Company concluded this repurchase program during the three months ended September 30, 2006.

On October 24, 2006, Kennametal’s Board of Directors authorized a new share repurchase program, under which Kennametal is authorized to repurchase up to 3.3 million shares of its capital stock. This repurchase program does not have a specified expiration date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Shareowners on October 24, 2006, our shareowners voted on the election of four directors, a proposed amendment to Article Fifth of the Corporation’s Amended and Restated Articles of Incorporation to increase the authorized capital (common) stock from 70,000,000 shares to 120,000,000 and the ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2007. Of the 34,052,107 shares present in person or by proxy, the following is the number of shares voted in favor of, abstained or voted against each matter and the number of shares having authority to vote on each matter but withheld.
1.	With respect to the votes cast for the re-election of four directors whose terms expire in 2009:

	For	Withheld

Ronald M. DeFeo	33,057,390	994,717
Philip A. Dur	33,052,627	999,480
William R. Newlin	32,826,174	1,225,933
Lawrence W. Stranghoener	33,056,391	995,716
The following other directors’ terms of office continued after the meeting: Carlos M. Cardoso, A. Peter Held, Larry D. Yost, Timothy R. McLevish, Markos I. Tambakeras, and Steven H. Wunning.

2.	With respect to the votes cast for the approval of the proposed amendment to the Corporation’s Amended and Restated Articles of Incorporation:

	For	Against	Abstained

Amendment to the Corporation’s Amended and Restated Articles of Incorporation	29,629,707	4,307,733	114,666
3.	With respect to the ratification of the selection of the firm of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2007:

	For	Against	Abstained

PricewaterhouseCoopers LLP	34,003,049	27,617	21,440

ITEM 6. EXHIBITS

(10)	Material Contracts

(10.1)*	Description of Incentive Awards and Bonuses Payable to Named Executive Officers	The text of Item 1.01 of the July 28, 2006 Form 8-K relating to “Incentive Awards” and “One-Time Bonus” is incorporated herein by reference.

(10.2)*	Kennametal Inc. 2006 Executive Retirement Plan (for Designated Others) (Effective July 31, 2006)	Filed herewith.

(10.3)*	Kennametal Inc. Supplemental Executive Retirement Plan (as amended effective July 31, 2006)	Filed herewith.

(31)	Rule 13a-14a/15d-14(a) Certifications

(31.1)	Certification executed by Carlos M. Cardoso, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.

(31.2)	Certification executed by Frank P. Simpkins, Interim Chief Financial Officer, Vice President Finance and Corporate Controller of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Carlos M. Cardoso, President and Chief Executive Officer of Kennametal Inc., and Frank P. Simpkins, Interim Chief Financial Officer, Vice President Finance and Corporate Controller of Kennametal Inc.	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.
Date: November 9, 2006	By:	/s/ Frank P. Simpkins
Frank P. Simpkins Interim Chief Financial Officer, Vice
President Finance and Corporate Controller