Form 10-Q
period 2006-12-31
KENNAMETAL INC
filed 2007-02-09
CIK 55242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006
Commission file number 1-5318
KENNAMETAL INC.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	25-0900168 (I.R.S. Employer Identification No.)
World Headquarters
1600 Technology Way
P.O. Box 231
Latrobe, Pennsylvania 15650-0231
(Address of principal executive offices) (Zip Code)
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
Large accelerated filer ☑    Accelerated filer ☐   Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date:

Title Of Each Class	Outstanding at January 31, 2007
Capital Stock, par value $1.25 per share	38,634,156

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006

This Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not relate strictly to historical or current facts. You can identify forward-looking statements by the fact they use words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression in connection with any discussion of future operating or financial performance. These statements are likely to relate to, among other things, our strategy, goals, plans and projections regarding our financial position, results of operations, market position, and product development, all of which are based on current expectations that involve inherent risks and uncertainties, including factors that could delay, divert or change any of them in the next several years. It is not possible to predict or identify all factors; however, they may include the following: global and regional economic conditions; risks associated with the availability and costs of the raw materials we use to manufacture our products; our ability to protect our intellectual property in foreign jurisdictions; risks associated with our foreign operations and international markets, such as currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability; energy costs; commodity prices; risks associated with integrating recent acquisitions, as well as any future acquisitions, and achieving the expected savings and synergies; risks relating to our recent business divestitures; competition; demands on management resources; future terrorist attacks or acts of war; labor relations; demand for and market acceptance of new and existing products; and risks associated with the implementation of restructuring plans and environmental remediation matters. We provide additional information about many of the specific risks we face in the “Risk Factors” Section of our Annual Report on Form 10-K, and in this Form 10-Q, as applicable. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2006	2005	2006	2005

Sales	$569,321	$562,536	$1,112,132	$1,108,302
Cost of goods sold	371,171	365,815	726,951	714,253

Gross profit	198,150	196,721	385,181	394,049
Operating expense	140,329	142,674	275,373	287,575
Loss on divestiture	—	—	1,686	—
Amortization of intangibles	1,955	1,438	3,895	2,789

Operating income	55,866	52,609	104,227	103,685
Interest expense	7,286	7,984	14,713	15,813
Other income, net	(625)	(1,178)	(3,631)	(2,057)

Income from continuing operations before income taxes and minority interest expense	49,205	45,803	93,145	89,929
Provision for income taxes	15,006	14,382	28,935	29,682
Minority interest expense	642	511	1,199	1,259

Income from continuing operations	33,557	30,910	63,011	58,988
(Loss) income from discontinued operations, net of income taxes	(3,506)	177	(2,599)	196

Net income	$30,051	$31,087	$60,412	$59,184

PER SHARE DATA
Basic earnings per share:
Continuing operations	$0.87	$0.81	$1.65	$1.55
Discontinued operations	(0.09)	—	(0.07)	0.01

Total	$0.78	$0.81	$1.58	$1.56

Diluted earnings per share:
Continuing operations	$0.86	$0.79	$1.61	$1.51
Discontinued operations	(0.09)	—	(0.07)	0.01

Total	$0.77	$0.79	$1.54	$1.52

Dividends per share	$0.21	$0.19	$0.40	$0.38

Basic weighted average shares outstanding	38,331	38,174	38,270	38,014

Diluted weighted average shares outstanding	39,225	39,278	39,142	39,064
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	June 30,
(in thousands)	2006	2006

ASSETS
Current assets:
Cash and cash equivalents	$114,121	$233,976
Accounts receivable, less allowance for doubtful accounts of $16,151 and $14,692	382,426	386,714
Inventories	359,911	334,949
Deferred income taxes	56,923	55,328
Current assets of discontinued operations held for sale	—	24,280
Other current assets	46,201	51,610

Total current assets	959,582	1,086,857

Property, plant and equipment:
Land and buildings	318,826	290,848
Machinery and equipment	1,106,520	1,058,623
Less accumulated depreciation	(868,011)	(819,092)

Net property, plant and equipment	557,335	530,379

Other assets:
Investments in affiliated companies	19,802	17,713
Goodwill	533,842	500,002
Intangible assets, less accumulated amortization of $21,051 and $16,891	146,404	118,421
Deferred income taxes	45,392	39,721
Assets of discontinued operations held for sale	—	11,285
Other	134,537	130,894

Total other assets	879,977	818,036

Total assets	$2,396,894	$2,435,272

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases	$1,484	$1,597
Notes payable to banks	1,302	617
Accounts payable	124,083	124,907
Accrued income taxes	32,596	112,364
Accrued expenses	88,966	82,118
Current liabilities of discontinued operations held for sale	—	3,065
Other current liabilities	119,979	137,531

Total current liabilities	368,410	462,199

Long-term debt and capital leases, less current maturities	373,686	409,508
Deferred income taxes	90,925	73,338
Accrued pension and postretirement benefits	149,470	144,768
Other liabilities	28,848	35,468

Total liabilities	1,011,339	1,125,281

Commitments and contingencies

Minority interest in consolidated subsidiaries	15,807	14,626

SHAREOWNERS’ EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 and 70,000 shares authorized; 40,864 and 40,356 shares issued	51,082	50,448
Additional paid-in capital	672,025	638,399
Retained earnings	715,379	670,433
Treasury shares, at cost; 2,251 and 1,749 shares held	(131,437)	(101,781)
Accumulated other comprehensive income	62,699	37,866

Total shareowners’ equity	1,369,748	1,295,365

Total liabilities and shareowners’ equity	$2,396,894	$2,435,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	December 31,
(in thousands)	2006 [a]	2005[a]

OPERATING ACTIVITIES
Net income	$60,412	$59,184
Adjustments for non-cash items:
Depreciation	33,655	33,092
Amortization	3,895	2,789
Stock-based compensation expense	10,355	13,826
Impairment charge (Note 6)	3,000	—
Loss on divestitures (Notes 5 and 6)	2,531	—
Other	1,165	(1,490)
Changes in certain assets and liabilities (excluding acquisitions):
Accounts receivable	22,789	21,995
Change in accounts receivable securitization	—	(9,491)
Inventories	(9,308)	(22,168)
Accounts payable and accrued liabilities	(13,135)	(40,057)
Accrued income taxes	(78,722)	10,357
Other	(817)	7,586

Net cash flow provided by operating activities	35,820	75,623

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(44,929)	(31,297)
Disposals of property, plant and equipment	781	1,452
Acquisitions of business assets, net of cash acquired	(76,661)	(29,811)
Proceeds from divestitures	29,420	—
Purchase of subsidiary stock	—	(2,108)
Other	(151)	3,285

Net cash flow used for investing activities	(91,540)	(58,479)

FINANCING ACTIVITIES
Net increase (decrease) in notes payable	663	(41,757)
Net increase in short-term revolving and other lines of credit	—	7,600
Term debt borrowings	19,345	279,974
Term debt repayments	(66,381)	(262,025)
Repurchase of capital stock	(24,622)	(4,550)
Dividend reinvestment and employee benefit and stock plans	21,256	23,522
Cash dividends paid to shareowners	(15,466)	(14,680)
Other	(393)	(6,452)

Net cash flow used for financing activities	(65,598)	(18,368)

Effect of exchange rate changes on cash and cash equivalents	1,463	(2,542)

CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(119,855)	(3,766)
Cash and cash equivalents, beginning of period	233,976	43,220

Cash and cash equivalents, end of period	$114,121	$39,454

[a] Amounts presented include cash flows from discontinued operations.
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	ORGANIZATION

Kennametal Inc. was incorporated in Pennsylvania in 1943 and maintains its world headquarters in Latrobe, Pennsylvania. Kennametal Inc. and its subsidiaries (collectively, “Kennametal” or the “Company”) is a leading global manufacturer and supplier of tooling, engineered components and advanced materials consumed in production processes. End users of our products include metalworking manufacturers and suppliers in the aerospace, automotive, machine tool and farm machinery industries, as well as manufacturers and suppliers in the highway construction, coal mining, quarrying and oil and gas exploration industries. Our end users’ products include items ranging from airframes to coal, medical implants to oil wells and turbochargers to motorcycle parts. We previously operated three global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG) and J&L Industrial Supply (J&L). During the year ended June 30, 2006, we divested our J&L segment.

2.	BASIS OF PRESENTATION

The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with the 2006 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to reflect the activity of discontinued operations (see Note 6). The condensed consolidated balance sheet as of June 30, 2006 was derived from the audited balance sheet included in our 2006 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal, recurring adjustments. The results for the six months ended December 31, 2006 and 2005 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2007 is to the fiscal year ending June 30, 2007. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

3.	NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income of a business entity in the year in which the changes occur. SFAS 158 is effective for Kennametal as of June 30, 2007. The provisions of SFAS 158 are to be applied on a prospective basis; therefore, prior periods presented will not be restated. Based on the funded status of our pension and other postretirement benefit plans as of June 30, 2006, the adoption of SFAS 158 would have resulted in the following estimated impacts: a $0.8 million reduction of intangible assets, recognition of a $0.5 million deferred tax asset, a $78.5 million reduction of prepaid pension assets, a $20.8 million reduction in deferred tax liabilities, a $6.2 million reduction in accrued postretirement benefits, recognition of a $4.9 million pension liability and recognition of a $56.7 million other comprehensive loss. The ultimate impact is contingent on plan asset returns and the assumptions that will be used to measure the funded status of each of our pension and other postretirement benefit plans as of June 30, 2007.

SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The funded status of each of our pension and other postretirement benefit plans is currently measured as of June 30.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for Kennametal as of July 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. We are in the process of evaluating the impact of the provisions of SFAS 157 on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a method of recognition, measurement, presentation and disclosure within the financial statements for uncertain tax positions that a company has taken or expects to take in a tax return. FIN 48 is effective for Kennametal July 1, 2007. We are in the process of evaluating the provisions of FIN 48 to determine the impact of adoption on our results of operations or financial condition.

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	Six Months Ended
	December 31,
(in thousands)	2006	2005

Cash paid for:
Interest	$14,038	$15,078
Income taxes	104,918	12,548

Non-cash financing activities:
Contribution of stock to employees defined contribution benefit plans	3,983	4,692
Change in fair value of interest rate swaps	(5,993)	7,344
5. DIVESTITURES
In 2006, we divested our J&L segment for net consideration of $359.2 million. During the first quarter of 2007, we recognized a pre-tax loss of $1.7 million related to a post-closing adjustment. Certain claims raised by the purchaser related to the post-closing adjustment were submitted to binding arbitration for resolution in accordance with the terms of the sale agreement. These claims were resolved during the current quarter. We have received $359.2 million in net proceeds related to the sale of this business of which $9.7 million was received during the six months ended December 31, 2006.
6.	DISCONTINUED OPERATIONS

During 2006, our Board of Directors and management approved plans to divest our Kemmer Praezision Electronics business (Electronics) and our consumer retail product line, including industrial saw blades (CPG) as part of our strategy to exit non-core businesses. These divestitures are accounted for as discontinued operations. As a result, prior years’ financial results have been restated to reflect the activity from these operations as discontinued operations.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Electronics The divestiture of Electronics, which was part of the AMSG segment, was completed in two separate transactions. The first transaction closed during 2006. The second transaction closed on December 31, 2006. During the three and six months ended December 31, 2006, we recognized a pre-tax gain on divestiture of $0.1 million to adjust the related net assets to fair value, which has been presented in discontinued operations. The assets and liabilities of the business were recorded at fair value as of June 30, 2006.

During the three months ended December 31, 2006, management completed its assessment of the future use of a building owned and previously used by Electronics, but not divested. We concluded that we have no future economic use for this facility. As a result, we wrote the building down to fair value and have recognized a pre-tax impairment charge of $3.0 million, which has been presented in discontinued operations.

CPG The divestiture of CPG, which was part of the MSSG segment, closed August 31, 2006 for net consideration of $31.2 million. We have received $21.2 million in net proceeds related to the sale of this business of which $1.5 million and $19.7 million were received during 2006 and the six months ended December 31, 2006, respectively. We expect to receive the remaining $10.0 million prior to February 28, 2007. During the three and six months ended December 31, 2006, we recognized additional pre-tax losses on divestiture of $0.7 million and $1.0 million, respectively, related to post-closing adjustments which have been recorded in discontinued operations. The assets and liabilities of this business were recorded at fair value and presented as held for sale as of June 30, 2006.

The following represents the results of discontinued operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2006	2005	2006	2005

Sales	$2,424	$22,722	$15,034	$46,174
(Loss) income from discontinued operations before income taxes	$(3,625)	$326	$(2,464)	$104
Income tax expense (benefit)	(119)	149	135	(92)

(Loss) income from discontinued operations	$(3,506)	$177	$(2,599)	$196

The major classes of assets and liabilities of discontinued operations held for sale in the condensed consolidated balance sheet are as follows:

(in thousands)	June 30, 2006

Assets:
Accounts receivable, net	$14,147
Inventories	10,113
Other current assets	20

Current assets of discontinued operations held for sale	24,280

Property, plant and equipment, net	5,895
Goodwill	5,208
Other long-term assets	182

Long-term assets of discontinued operations held for sale	11,285

Total assets of discontinued operations held for sale	$35,565

Liabilities:
Accounts payable	$1,213
Other	1,852

Total liabilities of discontinued operations held for sale	$3,065

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7.	STOCK-BASED COMPENSATION

Stock options are granted to eligible employees at fair market value on the date of grant. Stock options are exercisable under specific conditions for up to 10 years from the date of grant. The aggregate number of shares authorized for issuance under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended (the 2002 Plan), is 3,750,000. Under the provisions of the 2002 Plan, participants may deliver our stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair value of shares delivered during the six months ended December 31, 2006 and 2005 was $0.6 million and $1.5 million, respectively. Stock option expense for the six months ended December 31, 2006 and 2005 was $2.8 million and $4.6 million, respectively. In addition to stock option grants, the 2002 Plan permits the award of restricted stock to directors, officers and key employees.

The assumptions used in our Black-Scholes valuation related to grants made during the period were as follows: risk free interest rate – 4.9 percent, expected life – 4.5 years, volatility – 22.4 percent and dividend yield – 1.4 percent.

Changes in our stock options for the six months ended December 31, 2006 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Life	Value (in
	Options	Price	(years)	thousands)

Options outstanding, June 30, 2006	2,228,697	$41.42
Granted	376,414	54.41
Exercised	(316,893)	39.84
Lapsed and forfeited	(123,228)	48.17

Options outstanding, December 31, 2006	2,164,990	$43.52	6.7	$33,761

Options vested and expected to vest, December 31, 2006	2,127,553	$43.36	6.7	$33,519

Options exercisable, December 31, 2006	1,376,827	$38.83	5.5	$27,920

Weighted average fair value of options granted during the period		$12.95
The amount of cash received from the exercise of options during the six months ended December 31, 2006 and 2005 was $12.0 million and $15.7 million, respectively. The related tax benefit for the six months ended December 31, 2006 and 2005 was $2.1 million and $2.2 million, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2006 and 2005 was $6.4 million and $7.4 million, respectively. As of December 31, 2006, the total unrecognized compensation cost related to options outstanding was $7.0 million and is expected to be recognized over a weighted average period of 2.7 years.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Changes in our restricted stock for the six months ended December 31, 2006 were as follows:

		Weighted
		Average Fair
	Shares	Value

Unvested restricted stock, June 30, 2006	442,155	$44.06
Awarded	100,793	54.24
Vested	(127,413)	42.22
Forfeited	(105,335)	41.50

Unvested restricted stock, December 31, 2006	310,200	$48.99

During the six months ended December 31, 2006 and 2005, compensation expense related to restricted stock awards was $3.6 million and $4.5 million respectively. As of December 31, 2006, the total unrecognized compensation cost related to unvested restricted stock was $10.7 million and is expected to be recognized over a weighted average period of 2.3 years.

8.	BENEFIT PLANS

We sponsor several defined benefit pension plans that cover substantially all employees. Additionally, we provide varying levels of postretirement health care and life insurance benefits to most U.S. employees.

The table below summarizes the components of the net periodic cost of our defined benefit pension plans:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2006	2005	2006	2005

Service cost	$2,442	$3,050	$4,859	$6,006
Interest cost	9,593	8,836	19,092	17,355
Expected return on plan assets	(11,301)	(9,905)	(22,525)	(19,400)
Amortization of transition obligation	40	11	77	48
Amortization of prior service cost	167	187	333	367
Amortization of actuarial loss	1,309	3,430	2,604	6,849

Total net periodic pension cost	$2,249	$5,609	$4,440	$11,225

The decrease in net periodic pension cost is primarily the result of an increase in the discount rates applied to our plans and an increase in expected return on plan assets resulting from funding $73.0 million in the prior year related to our U.S. and U.K. defined benefit pension plans.

During the three and six months ended December 31, 2006, the Company contributed $1.4 million and $2.7 million, respectively, to its various defined benefit pension plans. During the three and six months ended December 31, 2006, the Company also expensed contributions of $1.7 million and $4.0 million, respectively, to its defined contribution plan.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The table below summarizes the components of the net periodic cost (benefit) of our other postretirement and postemployment benefit plans:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2006	2005	2006	2005

Service cost	$133	$209	$266	$417
Interest cost	420	436	840	872
Amortization of prior service cost	12	(858)	24	(1,716)
Amortization of actuarial gain	(366)	(213)	(733)	(425)

Total net periodic cost (benefit)	$199	$(426)	$397	$(852)

9.	INVENTORIES

Inventories are stated at the lower of cost or market. We use the last-in, first-out (LIFO) method for determining the cost of a significant portion of our U.S. inventories. The cost for the remainder of our inventories is determined under the first-in, first-out or average cost methods. We used the LIFO method of valuing inventories for approximately 53.0 percent of total inventories at December 31, 2006 and June 30, 2006. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

Inventories consisted of the following (in thousands):

	December 31,	June 30,
	2006	2006
Finished goods	$206,638	$184,349
Work in process and powder blends	160,668	167,475
Raw materials and supplies	62,131	53,454

Inventory at current cost	429,437	405,278
Less: LIFO valuation	(69,526)	(70,329)

Total inventories	$359,911	$334,949

10.	ENVIRONMENTAL MATTERS

The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.

Superfund Sites We are involved as a potentially responsible party (PRP) at various sites designated by the United States Environmental Protection Agency (USEPA) as Superfund sites, including the Li Tungsten Superfund site in Glen Cove, New York. With respect to the Li Tungsten site, we recorded an environmental reserve following the identification of other PRPs, an assessment of potential remediation solutions and an entry of a unilateral order by the USEPA directing certain remedial action. In May 2006, we reached an agreement in principle with the U.S. Department of Justice (DOJ) with respect to this site; the DOJ informed us that it would accept a payment of $0.9 million in full settlement for its claim against us for costs related to the Li Tungsten site. To date, the draft Consent Order and Agreement for settlement of our Li Tungsten liability has not been finalized, but we expect that the final settlement will proceed according to the terms outlined in the agreement in principle. At December 31, 2006, we had an accrual of $1.0 million recorded relative to this environmental issue.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

Other Environmental Issues Additionally, we also maintain reserves for other potential environmental issues. At December 31, 2006, the total of these accruals was $5.5 million, and represents anticipated costs associated with the remediation of these issues. We recorded unfavorable foreign currency translation adjustments of $0.2 million during the three months ended December 31, 2006 related to these reserves.

11.	INCOME TAXES

The effective income tax rate for the three months ended December 31, 2006 and 2005 was 30.5 percent and 31.4 percent, respectively. The reduction from prior year is primarily the result of the extension of the research, development and experimental tax credit that was enacted during the quarter, partially offset by non-tax benefited plant-closing costs. Both periods reflect benefits of our pan-European business model strategy.

The effective income tax rate for the six months ended December 31, 2006 and 2005 was 31.1 percent and 33.0 percent, respectively. The reduction from prior year is primarily the result of benefits of our pan-European business model strategy, as well as the extension of the research, development and experimental tax credit, partially offset by the net effects of non-tax benefited plant closing costs recorded in the current period and a favorable valuation allowance adjustment recorded in the prior period related to a change in judgment about the realizability of certain deferred tax assets in Europe.

12.	EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that occurs related to the issuance of capital stock under stock option grants and restricted stock awards.

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised stock options and restricted stock awards by 0.9 million shares and 1.1 million shares for the three months ended December 31, 2006 and 2005, respectively, and 0.9 million shares and 1.1 million shares for the six months ended December 31, 2006 and 2005, respectively. Unexercised stock options to purchase our capital stock of 0.3 million and 0.7 million shares for the three months ended December 31, 2006 and 2005, respectively, and 0.4 million and 0.7 million shares for the six months ended December 31, 2006 and 2005, respectively, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore their inclusion would have been anti-dilutive.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13. COMPREHENSIVE INCOME
     Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2006	2005	2006	2005

Net income	$30,051	$31,087	$60,412	$59,184
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges, net of tax	244	(7)	731	63
Reclassification of unrealized loss (gain) on expired derivatives, net of tax	109	589	(78)	352
Unrealized gain on investments, net of tax	—	460	—	450
Minimum pension liability adjustment, net of tax	(455)	380	(415)	454
Foreign currency translation adjustments	24,735	(8,262)	24,595	(7,159)

Comprehensive income	$54,684	$24,247	$85,245	$53,344

14. GOODWILL AND OTHER INTANGIBLE ASSETS
     The carrying amount of goodwill attributable to each segment is as follows:

			Translation
(in thousands)	June 30, 2006	Acquisitions	Adjustments	December 31, 2006

MSSG	$201,258	$—	$3,926	$205,184
AMSG	298,744	30,591	(677)	328,658

Total	$500,002	$30,591	$3,249	$533,842

During the six months ended December 31, 2006, we completed two business acquisitions in our AMSG segment for a combined purchase price of $76.7 million (2007 Business Acquisitions), which generated goodwill of $30.6 million based on our preliminary purchase price allocations.
The components of our other intangible assets and their useful lives are as follows:

		December 31, 2006		June 30, 2006
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
(in thousands)	Useful Life	Amount	Amortization	Amount	Amortization

Contract-based	4 -- 15 years	$5,824	$(4,247)	$5,183	$(4,096)
Technology-based and other	4 -- 15 years	19,167	(8,183)	12,723	(7,048)
Customer-related	5 -- 20 years	64,540	(7,120)	42,312	(4,704)
Unpatented technology	30 years	19,351	(1,501)	19,283	(1,043)
Trademarks	Indefinite	57,049	—	54,322	—
Intangible pension assets	N/A	1,524	—	1,489	—

Total		$167,455	$(21,051)	$135,312	$(16,891)

As a result of the 2007 Business Acquisitions, we recorded $30.4 million of identifiable intangible assets based on our preliminary purchase price allocations as follows: contract-based of $0.6 million, technology-based and other of $5.8 million, customer-related of $22.1 million and trademarks of $1.9 million.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15. SEGMENT DATA
We currently operate two reportable operating segments consisting of MSSG and AMSG, and Corporate. During 2006, we divested our J&L segment. We do not allocate corporate costs, performance-based bonuses, domestic pension expense, interest expense, other expense, income taxes, stock-based compensation expense or minority interest to the operating segment results presented below.
Our external sales, intersegment sales and operating income by segment are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2006	2005	2006	2005

External sales:
MSSG	$373,995	$336,197	$731,079	$667,777
AMSG	195,326	161,002	381,053	310,186
J&L	—	65,337	—	130,339

Total external sales	$569,321	$562,536	$1,112,132	$1,108,302

Intersegment sales:
MSSG	$32,005	$41,473	$65,448	$89,210
AMSG	10,686	9,480	20,439	18,704
J&L	—	213	—	399

Total intersegment sales	$42,691	$51,166	$85,887	$108,313

Total sales:
MSSG	$406,000	$377,670	$796,527	$756,987
AMSG	206,012	170,482	401,492	328,890
J&L	—	65,550	—	130,738

Total sales	$612,012	$613,702	$1,198,019	$1,216,615

Operating income:
MSSG	$45,208	$42,585	$90,874	$88,526
AMSG	33,993	29,582	61,379	53,434
J&L	—	6,312	—	13,156
Corporate	(23,335)	(25,870)	(48,026)	(51,431)

Total operating income	$55,866	$52,609	$104,227	$103,685

16. SHARE REPURCHASE PROGRAM
On October 24, 2006, the Board of Directors authorized a share repurchase program for up to 3.3 million shares of our outstanding capital stock. The purchases would be made from time to time, on the open market or in private transactions, with consideration given to the market price of the stock, the nature of other investment opportunities, cash flows from operating activities and general economic conditions.
17. AUTHORIZED SHARES OF CAPITAL STOCK
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF CONTINUING OPERATIONS
SALES
Sales for the three months ended December 31, 2006 were $569.3 million, an increase of $6.8 million, or 1.2 percent, from $562.5 million in the prior year quarter. The change in sales is primarily attributed to 6.0 percent organic growth and a 2.0 percent favorable foreign currency impact offset by the net impact of acquisitions and divestitures. The organic increase in sales for the quarter is primarily attributed to favorable market conditions, particularly in the energy and mining markets, growth in the distribution and general engineering markets, growth in Europe and market penetration in developing economies.
Sales for the six months ended December 31, 2006 were $1,112.1 million, an increase of $3.8 million, or 0.3 percent, from $1,108.3 million in the same period a year ago. The change in sales is primarily attributed to 6.0 percent organic growth and a 2.0 percent favorable foreign currency impact offset by the net impact of acquisitions and divestitures. The organic increase in sales for the period is primarily attributed to the above-mentioned factors for the quarter.
GROSS PROFIT
Gross profit for the three months ended December 31, 2006 increased $1.5 million to $198.2 million from $196.7 million in the prior year quarter. This change is primarily due to the favorable impacts of organic sales growth, cost containment and foreign currency effects, mostly offset by a reduction from the net impact of acquisitions and divestiture amounting to $15.9 million, higher raw material costs and costs related to a plant closure of $2.6 million.
Gross profit margin for the three months ended December 31, 2006 was 34.8 percent; a decrease of 20 basis points from 35.0 percent for the prior year quarter. This decrease is primarily attributed to an unfavorable 50 basis point impact due to the above-mentioned plant closure costs and higher raw material costs partially offset by the net impact of acquisitions and divestitures, which favorably impacted the margin by 80 basis points.
Gross profit for the six months ended December 31, 2006 decreased $8.9 million, or 2.3 percent, to $385.2 million from $394.1 million in the prior year period. This decrease is primarily due to the unfavorable impact of acquisitions and divestitures amounting to $33.2 million, higher raw material costs and costs related to a plant closure of $2.6 million, partially offset by the favorable impact of organic sales growth and favorable foreign currency effects.
Gross profit margin for the six months ended December 31, 2006 decreased 100 basis points to 34.6 percent from 35.6 percent in the prior year period. The decrease is primarily attributed to higher raw material costs and an unfavorable 30 basis point impact due to the above-mentioned plant closure costs partially offset by the net impact of acquisitions and divestitures, which favorably impacted the margin by 70 basis points.
OPERATING EXPENSE
Operating expense for the three months ended December 31, 2006 was $140.3 million, a decrease of $2.4 million, or 1.6 percent, compared to $142.7 million in the prior year quarter. The decrease in operating expense is primarily attributed to the net impact of acquisitions and divestitures of $11.2 million partially offset by a $4.6 million increase in employment costs and foreign currency exchange rate fluctuations of $3.3 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Operating expense for the six months ended December 31, 2006 was $275.4 million, a decrease of $12.2 million, or 4.2 percent, compared to $287.6 million in the prior year period. The decrease in operating expense is primarily attributed to the net impact of acquisitions and divestitures of $21.8 million and a $3.3 million reduction in professional fee expense, driven by a reduction in fees related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, partially offset by foreign currency exchange rate fluctuations of $5.5 million and a $4.8 million increase in employment costs.
AMORTIZATION EXPENSE
Amortization expense was $2.0 million for the three months ended December 31, 2006, an increase of $0.6 million from $1.4 million in the prior year quarter. Amortization expense was $3.9 million for the six months ended December 31, 2006, an increase of $1.1 million from $2.8 million in the prior year period. These increases are due to the impact of acquisitions.
INTEREST EXPENSE
Interest expense for the three months ended December 31, 2006 decreased to $7.3 million from $8.0 million in the prior year quarter. This decrease is due primarily to a $174.3 million decrease in average daily domestic borrowings partially offset by the impact of higher average borrowing rates. The weighted average domestic borrowing rate increased from 5.2 percent in the prior year quarter to 7.0 percent in the current quarter.
Interest expense for the six months ended December 31, 2006 decreased to $14.7 million from $15.8 million in the prior year period. This decrease is due primarily to a $182.8 million decrease in average daily domestic borrowings partially offset by the impact of higher average borrowing rates. The weighted average domestic borrowing rate increased from 5.5 percent in the prior year period to 7.0 percent in the current period.
OTHER INCOME, NET
Other income for the three months ended December 31, 2006 was $0.6 million compared to $1.2 million in the prior year quarter. This decrease is primarily due to unfavorable foreign currency effects of $1.7 million partially offset by a reduction in accounts receivable securitization fees of $1.2 million.
Other income for the six months ended December 31, 2006 was $3.6 million compared to $2.1 million in the prior year period. This increase is primarily due to a reduction in accounts receivable securitization fees of $2.2 million and an increase in interest income of $1.9 million partially offset by unfavorable foreign currency effects of $3.1 million.
INCOME TAXES
The effective income tax rate for the three months ended December 31, 2006 and 2005 was 30.5 percent and 31.4 percent, respectively. The reduction from prior year is primarily the result of the extension of the research, development and experimental tax credit that was enacted during the quarter, partially offset by non-tax benefited plant-closing costs. Both periods reflect benefits of our pan-European business model strategy.
The effective income tax rate for the six months ended December 31, 2006 and 2005 was 31.1 percent and 33.0 percent, respectively. The reduction from prior year is primarily the result of benefits of our pan-European business model strategy, as well as the extension of the research, development and experimental tax credit, partially offset by the net effects of non-tax benefited plant closing costs recorded in the current period and a favorable valuation allowance adjustment recorded in the prior period related to a change in judgment about the realizability of certain deferred tax assets in Europe.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
INCOME FROM CONTINUING OPERATIONS
Income from continuing operations for the three months ended December 31, 2006 was $33.6 million, or $0.86 per diluted share, compared to $30.9 million, or $0.79 per diluted share, in the same quarter last year. Income from continuing operations for the six months ended December 31, 2006 was $63.0 million, or $1.61 per diluted share, compared to $59.0 million, or $1.51 per diluted share, in the prior year period. The increase in income from continuing operations is a result of the factors set forth above.
DISCONTINUED OPERATIONS
During 2006, our Board of Directors and management approved plans to divest our Kemmer Praezision Electronics business (Electronics) and our consumer retail product line, including industrial saw blades (CPG) as part of our strategy to exit non-core businesses. These divestitures are accounted for as discontinued operations. As a result, prior years’ financial results have been restated to reflect the activity from these operations as discontinued operations.
Electronics The divestiture of Electronics, which was part of the AMSG segment, was completed in two separate transactions. The first transaction closed during 2006. The second transaction closed on December 31, 2006. During the three and six months ended December 31, 2006, we recognized a pre-tax gain on divestiture of $0.1 million to adjust the related net assets to fair value, which has been presented in discontinued operations.
During the three months ended December 31, 2006, management completed its assessment of the future use of a building owned and previously used by Electronics, but not divested. We concluded that we have no future economic use for this facility. As a result, we wrote the building down to fair value and have recognized a pre-tax impairment charge of $3.0 million, which has been presented in discontinued operations.
CPG The divestiture of CPG, which was part of the MSSG segment, closed August 31, 2006 for net consideration of $31.2 million. We have received $21.2 million in net proceeds related to the sale of this business of which $1.5 million and $19.7 million were received during 2006 and the six months ended December 31, 2006, respectively. We expect to receive the remaining $10.0 million prior to February 28, 2007. During the three and six months ended December 31, 2006, we recognized additional pre-tax losses on divestiture of $0.7 million and $1.0 million, respectively, related to post-closing adjustments which have been recorded in discontinued operations.
The following represents the results of discontinued operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2006	2005	2006	2005

Sales	$2,424	$22,722	$15,034	$46,174
(Loss) income from discontinued operations before income taxes	$(3,625)	$326	$(2,464)	$104
Income tax expense (benefit)	(119)	149	135	(92)

(Loss) income from discontinued operations	$(3,506)	$177	$(2,599)	$196

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
DIVESTITURES
In 2006, we divested our J&L segment for net consideration of $359.2 million. During the first quarter of 2007, we recognized a pre-tax loss of $1.7 million related to a post-closing adjustment. Certain claims raised by the purchaser related to the post-closing adjustment were submitted to binding arbitration for resolution in accordance with the terms of the sale agreement. These claims were resolved during the current quarter. We have received $359.2 million in net proceeds related to the sale of this business of which $9.7 million was received during the six months ended December 31, 2006.
BUSINESS SEGMENT REVIEW
Our operations were previously organized into three reportable operating segments consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG) and J&L Industrial Supply (J&L), and Corporate. We divested J&L in 2006. For the three and six months ended December 31, 2005, J&L outside sales, intersegment sales and operating income were $65.3 million and $130.3 million, $0.2 million and $0.4 million, and $6.3 million and $13.2 million, respectively. The presentation of segment information reflects the manner in which we organize segments for making operating decisions and assessing performance.
METALWORKING SOLUTIONS & SERVICES GROUP

	Three Months Ended		Six Months Ended
(in thousands)	December 31,		December 31,
	2006	2005	2006	2005
External sales	$373,995	$336,197	$731,079	$667,777
Intersegment sales	32,005	41,473	65,448	89,210
Operating income	45,208	42,585	90,874	88,526
For the three months ended December 31, 2006, MSSG external sales increased $37.8 million, or 11.2 percent, from the prior year quarter. This increase was driven primarily by growth in European sales of 16.7 percent and growth in North American sales of 7.7 percent. MSSG experienced growth in the distribution, aerospace and general engineering markets. Favorable foreign currency effects were $11.4 million for the quarter.
For the three months ended December 31, 2006, operating income increased $2.6 million, or 6.2 percent, from the prior year quarter. Operating margin on total sales of 11.1 percent for the three months ended December 31, 2006 decreased 20 basis points compared to 11.3 percent in the prior year quarter. The decrease in operating margin is primarily due to $2.6 million of plant closure costs and higher raw material costs realized in the current quarter, partially offset by the impacts of continued cost containment.
For the six months ended December 31, 2006, MSSG external sales increased $63.3 million, or 9.5 percent, from the prior year period. This increase was driven primarily by growth in European sales of 11.3 percent, North American sales of 8.2 percent and Asia Pacific sales of 12.2 percent. MSSG experienced growth in the distribution, aerospace and general engineering markets. Favorable foreign currency effects were $18.8 million for the period.
For the six months ended December 31, 2006, operating income increased $2.3 million, or 2.7 percent, from the prior year period. Operating margin on total sales of 11.4 percent for the six months ended December 31, 2006 decreased 30 basis points compared to 11.7 percent in the prior year period. The decrease in operating margin is primarily due to the factors discussed above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
ADVANCED MATERIALS SOLUTIONS GROUP

	Three Months Ended		Six Months Ended
(in thousands)	December 31,		December 31,
	2006	2005	2006	2005
External sales	$195,326	$161,002	$381,053	$310,186
Intersegment sales	10,686	9,480	20,439	18,704
Operating income	33,993	29,582	61,379	53,434
For the three months ended December 31, 2006, AMSG external sales increased $34.3 million, or 21.3 percent, from the prior year quarter. The increase in sales is primarily attributed to the impact of favorable market conditions and the effects of acquisitions. The increase in sales was achieved primarily in energy, engineered and mining and construction products, which were up 32.4 percent, 18.2 percent and 8.5 percent, respectively.
For the three months ended December 31, 2006, operating income increased $4.4 million, or 14.9 percent, over the prior year quarter. The increase is primarily attributed to the factors discussed above and the effects of acquisitions and new product introductions partially offset by higher raw material costs.
For the six months ended December 31, 2006, AMSG external sales increased $70.9 million, or 22.9 percent, from the prior year period. The increase in sales is primarily attributed to the impact of favorable market conditions and the effects of acquisitions. The increase in sales was achieved primarily in energy, engineered and mining and construction products, which were up 33.9 percent, 17.6 percent and 8.6 percent, respectively.
For the six months ended December 31, 2006, operating income increased $7.9 million, or 14.9 percent, over the prior year period. The increase is primarily attributed to the factors discussed above and the effects of acquisitions partially offset by higher raw material costs.
CORPORATE

	Three Months Ended		Six Months Ended
(in thousands)	December 31,		December 31,
	2006	2005	2006	2005
Operating loss	$(23,335)	$(25,870)	$(48,026)	$(51,431)
Corporate represents corporate shared service costs, certain employee benefit costs, stock-based compensation expense and eliminations of operating results between segments.
For the three months ended December 31, 2006, operating loss decreased $2.5 million, or 9.8 percent, compared to the prior year quarter. The decrease is primarily attributed to reductions in employment costs of $1.2 million and a decrease in information technology costs of $0.9 million.
For the six months ended December 31, 2006, operating loss decreased $3.4 million, or 6.6 percent, compared to the prior year period. The decrease is primarily attributed to reductions in employment costs of $3.7 million.
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
Our cash flow from operations is our primary source of financing for capital expenditures and internal growth. During the six months ended December 31, 2006, cash flow provided by operating activities was $35.8 million, compared to $75.6 million for the prior year period. Cash flow provided by operating activities for the period ended December 31, 2006 consists of net income and non-cash items totaling $115.0 million offset by changes in certain assets and liabilities netting to $79.2 million. Contributing to this change was a decrease in accrued income taxes of $78.7 million primarily due to tax payments related to the gain on divestiture of J&L and cash repatriated during 2006 under the American Jobs Creation Act (AJCA). During the six months ended December 31, 2006, cash paid for income taxes totaled $104.9 million.
Cash flow provided by operating activities for the six months ended December 31, 2005 consisted of net income and non-cash items totaling $107.4 million offset by changes in certain assets and liabilities netting to $31.8 million. Contributing to this change was an increase in inventory of $22.2 million resulting from higher raw material costs and the increase in production to meet sales demand, offset by a net decrease in accounts receivable of $12.5 million due to focused collection efforts.
Net cash flow used for investing activities was $91.5 million for the six months ended December 31, 2006, an increase of $33.0 million, compared to $58.5 million in the prior year period. During the six months ended December 31, 2006, cash used for investing activities includes $44.9 million used for purchases of property, plant and equipment, which consisted primarily of equipment upgrades, and $76.7 million used for the acquisition of business assets, partially offset by proceeds from divestitures of $29.4 million. During the prior year period, cash used for investing activities included $31.3 million of purchases of property, plant and equipment, which consisted primarily of equipment upgrades, and $30.0 million used for the acquisition of business assets.
During the six months ended December 31, 2006 net cash flow used for financing activities was $65.6 million, an increase of $47.2 million, compared to $18.4 million in the prior year period. During the current year period, cash used for financing activities includes a $46.4 million net decrease in borrowings, $24.6 million for the repurchase of capital stock and $15.5 million of cash dividends paid to shareowners offset by $21.3 million of dividend reinvestment and the effects of employee benefit and stock plans. The reduction in borrowings, repurchase of capital stock and increase in cash dividends paid of $0.8 million reflect the Company’s priority uses of cash as a result of the J&L divestiture in 2006. During the prior year period, cash used for financing activities included a $16.2 million net decrease in borrowings, $4.6 million for the repurchase of capital stock, $14.7 million of cash dividends paid to shareowners offset by $23.5 million of dividend reinvestment and the effects of employee benefit and stock plans.
We believe that cash flow from operations and the availability under our credit lines will be sufficient to meet our cash requirements over the next 12 months.
There have been no material changes in our contractual obligations and commitments since June 30, 2006.
OFF-BALANCE SHEET ARRANGEMENTS
The Company is party to a three-year securitization program, which permits us to securitize up to $10.0 million of accounts receivable. As of December 31, 2006, the Company had no securitized accounts receivable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
FINANCIAL CONDITION
Total assets were $2,396.9 million at December 31, 2006, compared to $2,435.3 million at June 30, 2006. Working capital decreased $33.5 million to $591.2 million at December 31, 2006 from $624.7 million at June 30, 2006. The decrease in working capital is primarily driven by cash used for acquisitions of $76.7 million, partially offset by proceeds from divestitures of $29.4 million. Net property, plant and equipment increased $26.9 million to $557.3 million at December 31, 2006 from $530.4 million at June 30, 2006 due to acquisitions of business assets and machinery and equipment upgrades partially offset by depreciation expense.
Total liabilities decreased $114.0 million to $1,011.3 million at December 31, 2006 from $1,125.3 million at June 30, 2006, primarily due to decreases in accrued income taxes of $79.8 million and a net reduction in long-term debt, notes payable and capital leases of $35.3 million.
Shareowners’ equity increased $74.3 million to $1,369.7 million as of December 31, 2006 from $1,295.4 million as of June 30, 2006. The increase is primarily a result of net income of $60.4 million, foreign currency translation adjustments of $24.6 million and the effect of employee benefit and stock plans of $24.7 million, partially offset by repurchases of capital stock of $24.6 million and cash dividends paid to shareowners of $15.5 million.
ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.
Superfund Sites We are involved as a potentially responsible party (PRP) at various sites designated by the United States Environmental Protection Agency (USEPA) as Superfund sites, including the Li Tungsten Superfund site in Glen Cove, New York. With respect to the Li Tungsten site, we recorded an environmental reserve following the identification of other PRPs, an assessment of potential remediation solutions and an entry of a unilateral order by the USEPA directing certain remedial action. In May 2006, we reached an agreement in principle with the U.S. Department of Justice (DOJ) with respect to this site; the DOJ informed us that it would accept a payment of $0.9 million in full settlement for its claim against us for costs related to the Li Tungsten site. To date, the draft Consent Order and Agreement for settlement of our Li Tungsten liability has not been finalized, but we expect that the final settlement will proceed according to the terms outlined in the agreement in principle. At December 31, 2006 we had an accrual of $1.0 million recorded relative to this environmental issue.
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
Other Environmental Issues Additionally, we also maintain reserves for other potential environmental issues. At December 31, 2006 the total of these accruals was $5.5 million, and represents anticipated costs associated with the remediation of these issues. We recorded unfavorable foreign currency translation adjustments of $0.2 million during the three months ended December 31, 2006 related to these reserves.
DISCUSSION OF CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies since June 30, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NEW ACCOUNTING STANDARDS
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income of a business entity in the year in which the changes occur. SFAS 158 is effective for Kennametal June 30, 2007. The provisions of SFAS 158 are to be applied on a prospective basis; therefore, prior periods presented will not be restated. Based on the funded status of our pension and other postretirement benefit plans as of June 30, 2006, the adoption of SFAS 158 would have resulted in the following estimated impacts: a $0.8 million reduction of intangible assets, recognition of a $0.5 million deferred tax asset, a $78.5 million reduction of prepaid pension assets, a $20.8 million reduction in deferred tax liabilities, a $6.2 million reduction in accrued postretirement benefits, recognition of a $4.9 million pension liability and recognition of a $56.7 million other comprehensive loss. The ultimate impact is contingent on plan asset returns and the assumptions that will be used to measure the funded status of each of our pension and other postretirement benefit plans as of June 30, 2007.
SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The funded status of each of our pension and other postretirement benefit plans is currently measured as of June 30.
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
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for Kennametal July 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. We are in the process of evaluating the impact of the provisions of SFAS 157 on our consolidated financial statements.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a method of recognition, measurement, presentation and disclosure within the financial statements for uncertain tax positions that a company has taken or expects to take in a tax return. FIN 48 is effective for Kennametal July 1, 2007. We are in the process of evaluating the provisions of FIN 48 to determine the impact of adoption on our results of operations or financial condition.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have experienced certain changes in our exposure to market risk from June 30, 2006. The fair value of our interest rate swap agreements was a liability of $8.2 million as of December 31, 2006 compared to a liability of $14.2 million as of June 30, 2006. The offset to this liability is a corresponding increase to long-term debt, as the instruments are accounted for as a fair value hedge of our long-term debt. The $6.0 million change in the recorded value of these agreements was non-cash and was the result of marking these instruments to market.
There have been no other material changes to our market risk exposure since June 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s management evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance at December 31, 2006 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased(1)	Paid per Share	or Programs (2)	Programs
October 1 through October 31, 2006	324	$54.62	—	3.3 million
November 1 through November 30, 2006	101,707	$60.69	94,100	3.2 million
December 1 through December 31, 2006	159,314	$60.04	157,900	3.0 million

Total:	261,345	$60.29	252,000

(1)	Employees delivered 2,152 shares of restricted stock to Kennametal, upon vesting, to satisfy tax-withholding requirements. Employees delivered 7,193 shares of stock to Kennametal as payment for the exercise price of stock options.

(2)	On October 24, 2006, Kennametal’s Board of Directors authorized a share repurchase program, under which Kennametal is authorized to repurchase up to 3.3 million shares of its capital stock. This repurchase program does not have a specified expiration date.

ITEM 6. EXHIBITS

(3)	Articles of Incorporation and Bylaws

(3.1)	Amended and Restated Articles of Incorporation as amended through October 30, 2006	Filed herewith.

(10)	Material Contracts

(10.1)*	Form of Amended and Restated Officer’s Employment Agreement	Filed herewith.

(10.2)*	Letter Agreement dated December 7, 2006 by and between Kennametal Inc. and Markos I. Tambakeras	Filed herewith

(10.3)*	Letter Agreement dated December 6, 2006 by and between Kennametal Inc. and Frank P. Simpkins	Filed herewith.

(31)	Rule 13a-14a/15d-14(a) Certifications

(31.1)	Certification executed by Carlos M. Cardoso, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.

(31.2)	Certification executed by Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Carlos M. Cardoso, President and Chief Executive Officer of Kennametal Inc., and Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.
Date: February 9, 2007	By:	/s/ Wayne D. Moser
Wayne D. Moser
Vice President Finance and Corporate Controller