Form 10-Q
period 2007-03-31
KENNAMETAL INC
filed 2007-05-09
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date:

Title Of Each Class	Outstanding at April 30, 2007
Capital Stock, par value $1.25 per share	38,863,463

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007

This Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not relate strictly to historical or current facts. You can identify forward-looking statements by the fact they use words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression. These statements may relate to, among other things, our strategies, goals, plans and projections regarding our financial position, results of operations, market position, and product development, all of which are based on current expectations that involve inherent risks and uncertainties, including factors that could delay, divert or change any of them in the next several years. It is not possible to predict or identify all factors; however, they may include the following: global and regional economic conditions; risks associated with the availability and costs of the raw materials we use to manufacture our products; our ability to protect our intellectual property in foreign jurisdictions; risks associated with our foreign operations and international markets, such as currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability; energy costs; commodity prices; risks associated with integrating recent acquisitions, as well as any future acquisitions, and achieving the expected savings and synergies; risks relating to our recent business divestitures; competition; demands on management resources; future terrorist attacks or acts of war; labor relations; demand for and market acceptance of new and existing products; and risks associated with the implementation of restructuring plans and environmental remediation matters. We provide additional information about many of the specific risks we face in the “Risk Factors” Section of our Annual Report on Form 10-K, and in this Form 10-Q, as applicable. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands, except per share data)	2007	2006	2007	2006

Sales	$615,884	$609,159	$1,728,016	$1,717,461
Cost of goods sold	395,046	395,076	1,121,997	1,109,329

Gross profit	220,838	214,083	606,019	608,132
Operating expense	136,933	146,016	412,306	433,591
Asset impairment charge (Note 14)	5,970	—	5,970	—
Loss on divestitures (Note 5)	—	692	1,686	692
Amortization expense	1,808	1,409	5,703	4,198

Operating income	76,127	65,966	180,354	169,651
Interest expense	6,915	7,728	21,628	23,541
Other (income) expense, net	(1,803)	145	(5,435)	(1,912)

Income from continuing operations before income taxes and minority interest expense	71,015	58,093	164,161	148,022
Provision for income taxes	18,520	19,684	47,457	49,366
Minority interest expense	757	782	1,956	2,041

Income from continuing operations	51,738	37,627	114,748	96,615
Loss from discontinued operations	—	(4,724)	(2,599)	(4,528)

Net income	$51,738	$32,903	$112,149	$92,087

PER SHARE DATA
Basic earnings per share:
Continuing operations	$1.35	$0.97	$3.00	$2.52
Discontinued operations	—	(0.12)	(0.07)	(0.11)

Total	$1.35	$0.85	$2.93	$2.41

Diluted earnings per share:
Continuing operations	$1.32	$0.94	$2.93	$2.45
Discontinued operations	—	(0.12)	(0.07)	(0.11)

Total	$1.32	$0.82	$2.86	$2.34

Dividends per share	$0.21	$0.19	$0.61	$0.57

Basic weighted average shares outstanding	38,428	38,832	38,318	38,283

Diluted weighted average shares outstanding	39,232	39,978	39,176	39,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	June 30,
(in thousands)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$94,246	$233,976
Accounts receivable, less allowance for doubtful accounts of $17,670 and $14,692	427,308	386,714
Inventories	378,893	334,949
Deferred income taxes	58,866	55,328
Current assets of discontinued operations held for sale	—	24,280
Other current assets	40,512	51,610

Total current assets	999,825	1,086,857

Property, plant and equipment:
Land and buildings	327,161	290,848
Machinery and equipment	1,131,501	1,058,623
Less accumulated depreciation	(880,798)	(819,092)

Net property, plant and equipment	577,864	530,379

Other assets:
Investments in affiliated companies	20,416	17,713
Goodwill	585,711	500,002
Intangible assets, less accumulated amortization of $22,972 and $16,891	151,209	118,421
Deferred income taxes	36,733	39,721
Assets of discontinued operations held for sale	—	11,285
Other	133,050	130,894

Total other assets	927,119	818,036

Total assets	$2,504,808	$2,435,272

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases	$1,409	$1,597
Notes payable to banks	4,766	617
Accounts payable	145,524	124,907
Accrued income taxes	33,783	112,364
Accrued expenses	101,494	82,118
Current liabilities of discontinued operations held for sale	—	3,065
Other current liabilities	130,719	137,531

Total current liabilities	417,695	462,199

Long-term debt and capital leases, less current maturities	365,346	409,508
Deferred income taxes	93,345	73,338
Accrued pension and postretirement benefits	151,827	144,768
Other liabilities	28,464	35,468

Total liabilities	1,056,677	1,125,281

Commitments and contingencies

Minority interest in consolidated subsidiaries	16,896	14,626

SHAREOWNERS’ EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 and 70,000 shares authorized; 41,217 and 40,356 shares issued	51,524	50,448
Additional paid-in capital	691,433	638,399
Retained earnings	758,994	670,433
Treasury shares, at cost; 2,404 and 1,749 shares held	(141,480)	(101,781)
Accumulated other comprehensive income	70,764	37,866

Total shareowners’ equity	1,431,235	1,295,365

Total liabilities and shareowners’ equity	$2,504,808	$2,435,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	March 31,
(in thousands)	2007 [a]	2006[a]
OPERATING ACTIVITIES
Net income	$112,149	$92,087
Adjustments for non-cash items:
Depreciation	50,521	49,433
Amortization	5,703	4,198
Stock-based compensation expense	14,429	17,911
Asset impairment charges (Notes 6 and 14)	8,970	5,030
Loss on divestitures (Notes 5 and 6)	2,531	8,047
Other	(2,440)	(632)
Changes in certain assets and liabilities (excluding acquisitions):
Accounts receivable	(15,063)	(6,440)
Change in accounts receivable securitization	—	(3,680)
Inventories	(19,381)	(24,197)
Accounts payable and accrued liabilities	27,421	(41,586)
Accrued income taxes	(73,933)	12,111
Other	2,535	4,971

Net cash flow provided by operating activities	113,442	117,253

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(67,129)	(49,458)
Disposals of property, plant and equipment	1,021	1,900
Acquisitions of business assets, net of cash acquired	(143,819)	(31,072)
Proceeds from divestitures	34,172	—
Purchase of subsidiary stock	—	(2,108)
Other	(3,695)	4,437

Net cash flow used for investing activities	(179,450)	(76,301)

FINANCING ACTIVITIES
Net increase (decrease) in notes payable	4,109	(41,025)
Net increase in short-term revolving and other lines of credit	—	(3,500)
Term debt borrowings	19,801	386,591
Term debt repayments	(76,337)	(398,682)
Repurchase of capital stock	(35,274)	(13,803)
Dividend reinvestment and employee benefit and stock plans	38,069	56,899
Cash dividends paid to shareowners	(23,588)	(22,174)
Other	(2,497)	(4,221)

Net cash flow used for financing activities	(75,717)	(39,915)

Effect of exchange rate changes on cash and cash equivalents	1,995	(2,349)

CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(139,730)	(1,312)
Cash and cash equivalents, beginning of period	233,976	43,220

Cash and cash equivalents, end of period	$94,246	$41,908

[a]	Amounts presented include cash flows from discontinued operations.
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION
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
The condensed consolidated financial statements, which include our accounts and those of our consolidated subsidiaries, should be read in conjunction with the 2006 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to reflect the activity of discontinued operations (see Note 6). The condensed consolidated balance sheet as of June 30, 2006 was derived from the audited balance sheet included in our 2006 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal, recurring adjustments. The results for the nine months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2007 is to the fiscal year ending June 30, 2007. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.
3.	NEW ACCOUNTING STANDARDS
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to measure many financial instruments at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS 159 is effective for Kennametal as of July 1, 2008. We are in the process of evaluating the provisions of SFAS 159 to determine the impact of adoption on our results of operations or financial condition.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income of a business entity in the year in which the changes occur. SFAS 158 is effective for Kennametal as of June 30, 2007. The provisions of SFAS 158 are to be applied on a prospective basis; therefore, prior periods presented will not be restated. Based on the funded status of our pension and other postretirement benefit plans as of June 30, 2006, the adoption of SFAS 158 would have resulted in the following estimated impacts: a $0.8 million reduction of intangible assets, recognition of a $0.5 million deferred tax asset, a $78.5 million reduction of prepaid pension assets, a $20.8 million reduction in deferred tax liabilities, a $6.2 million reduction in accrued postretirement benefits, recognition of a $4.9 million pension liability and recognition of a $56.7 million other comprehensive loss. The ultimate impact is contingent on plan asset returns and the assumptions that will be used to measure the funded status of each of our pension and other postretirement benefit plans as of June 30, 2007.
SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The funded status of each of our pension and other postretirement benefit plans is currently measured as of June 30.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, (SAB 108), which expresses the staff’s views regarding the process of quantifying financial statement misstatements. The guidance in SAB 108 must be applied in our 2007 annual financial statements. The impact of adoption is not expected to be material.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for Kennametal as of July 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. We are in the process of evaluating the impact of the provisions of SFAS 157 on our consolidated financial statements.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a method of recognition, measurement, presentation and disclosure within the financial statements for uncertain tax positions that a company has taken or expects to take in a tax return. FIN 48 is effective for Kennametal as of July 1, 2007. We are in the process of evaluating the impact of the provisions of FIN 48 on our consolidated financial statements.
4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	Nine Months Ended
	March 31,
(in thousands)	2007	2006

Cash paid for:
Interest	$15,919	$16,998
Income taxes	121,293	30,692
Non-cash financing activities:
Contribution of stock to employees defined contribution benefit plans	5,579	6,554
Change in fair value of interest rate swaps	7,055	11,555

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	DIVESTITURES
In 2006, we divested our J&L segment for net consideration of $359.2 million. During the first quarter of 2007, we recognized a pre-tax loss of $1.6 million related to a post-closing adjustment, which is included in loss on divestitures. We have received $359.2 million in net proceeds related to the sale of this business of which $9.7 million was received during the nine months ended March 31, 2007.
In 2006, we divested our U.K.-based high-speed steel business (Presto) for proceeds of $1.5 million. During the three and nine months ended March 31, 2006, we recorded a loss on divestiture of $8.0 million. Included in this loss is a $7.3 million inventory charge reported in cost of goods sold, and a $0.7 million charge related to property, plant and equipment, which is included in loss on divestitures.
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
Electronics The divestiture of Electronics, which was part of the AMSG segment, was completed in two separate transactions. The first transaction closed during 2006. The second transaction closed on December 31, 2006. During the nine months ended March 31, 2006, we recognized a pre-tax gain on divestiture of $0.1 million to adjust the related net assets to fair value, which has been presented in discontinued operations. The assets and liabilities of the business were recorded at fair value as of June 30, 2006.
During the three months ended December 31, 2006, management completed its assessment of the future use of a building owned and previously used by Electronics, but not divested. We concluded that we had no future economic use for this facility. As a result, during the three months ended December 31, 2006, we wrote the building down to fair value and recorded a pre-tax impairment charge of $3.0 million, which has been presented in discontinued operations.
CPG The divestiture of CPG, which was part of the MSSG segment, closed August 31, 2006 for net consideration of $31.2 million. We have received $26.0 million in net proceeds related to the sale of this business of which $1.5 million and $24.5 million were received during 2006 and the nine months ended March 31, 2007, respectively. We expect to receive $2.0 million during the fourth quarter of 2007 and the remaining $3.0 million in 2008. During the nine months ended March 31, 2007, we recognized additional pre-tax losses on divestiture of $1.0 million related to post-closing adjustments, which have been recorded in discontinued operations. For the three months ended March 31, 2006, we recorded a pre-tax goodwill impairment charge of $5.0 million related to CPG based primarily on a discounted cash flow analysis. This charge is presented in discontinued operations. The assets and liabilities of this business were recorded at fair value and presented as held for sale as of June 30, 2006.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following represents the results of discontinued operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2007	2006	2007	2006

Sales	$—	$21,955	$15,034	$68,129

Loss from discontinued operations before income taxes	$—	$(4,265)	$(2,464)	$(4,161)
Income tax expense	—	459	135	367

Loss from discontinued operations	$—	$(4,724)	$(2,599)	$(4,528)

The major classes of assets and liabilities of discontinued operations held for sale in the condensed consolidated balance sheet are as follows:

(in thousands)	June 30, 2006

Assets:
Accounts receivable, net	$14,147
Inventories	10,113
Other current assets	20

Current assets of discontinued operations held for sale	24,280

Property, plant and equipment, net	5,895
Goodwill	5,208
Other long-term assets	182

Other assets of discontinued operations held for sale	11,285

Total assets of discontinued operations held for sale	$35,565

Current liabilities:
Accounts payable	$1,213
Other current liabilities	1,852

Total current liabilities of discontinued operations held for sale	$3,065

7.	STOCK-BASED COMPENSATION
Stock options are granted to eligible employees at fair market value on the date of grant. Stock options are exercisable under specific conditions for up to 10 years from the date of grant. The aggregate number of shares authorized for issuance under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended (the 2002 Plan), is 3,750,000. Under the provisions of the 2002 Plan, participants may deliver our stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair value of shares delivered during the nine months ended March 31, 2007 and 2006 was $0.8 million and $3.1 million, respectively. Stock option expense for the nine months ended March 31, 2007 and 2006 was $3.8 million and $6.4 million, respectively. In addition to stock option grants, the 2002 Plan permits the award of restricted stock to directors, officers and key employees.
The assumptions used in our Black-Scholes valuation related to grants made during the period were as follows: risk free interest rate — 4.9 percent, expected life — 4.5 years, volatility — 22.4 percent and dividend yield — 1.4 percent.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in our stock options for the nine months ended March 31, 2007 were as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining Life	Intrinsic Value
	Options	Exercise Price	(years)	(in thousands)

Options outstanding, June 30, 2006	2,228,697	$41.42
Granted	412,270	54.98
Exercised	(612,496)	40.10
Lapsed and forfeited	(141,216)	48.55

Options outstanding, March 31, 2007	1,887,255	$44.28	6.9	$43,982

Options vested and expected to vest, March 31, 2007	1,853,325	$44.11	6.9	$43,504

Options exercisable, March 31, 2007	1,105,949	$38.63	5.6	$32,016

Weighted average fair value of options granted during the period		$13.05
The amount of cash received from the exercise of options during the nine months ended March 31, 2007 and 2006 was $23.8 million. The related tax benefit for the nine months ended March 31, 2007 and 2006 was $4.3 million and $9.0 million, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2007 and 2006 was $13.1 million and $28.9 million, respectively. As of March 31, 2007, the total unrecognized compensation cost related to options outstanding was $6.4 million and is expected to be recognized over a weighted average period of 2.6 years.
Changes in our restricted stock for the nine months ended March 31, 2007 were as follows:

		Weighted Average
	Shares	Fair Value

Unvested restricted stock, June 30, 2006	442,155	$44.06
Awarded	111,845	54.91
Vested	(134,403)	42.29
Forfeited	(112,556)	42.17

Unvested restricted stock, March 31, 2007	307,041	$49.48

During the nine months ended March 31, 2007 and 2006, compensation expense related to restricted stock awards was $5.1 million and $5.0 million, respectively. As of March 31, 2007, the total unrecognized compensation cost related to unvested restricted stock was $9.7 million and is expected to be recognized over a weighted average period of 2.2 years.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	BENEFIT PLANS
We sponsor several defined benefit pension plans that cover substantially all employees. Additionally, we provide varying levels of postretirement health care and life insurance benefits to most U.S. employees.
The table below summarizes the components of the net periodic cost of our defined benefit pension plans:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2007	2006	2007	2006

Service cost	$2,445	$2,830	$7,304	$8,836
Interest cost	9,608	8,403	28,700	25,759
Expected return on plan assets	(11,300)	(9,286)	(33,825)	(28,686)
Amortization of transition obligation	39	48	115	97
Amortization of prior service cost	167	205	500	571
Amortization of actuarial loss	1,311	3,498	3,915	10,348

Total net periodic pension cost	$2,270	$5,698	$6,709	$16,925

The decrease in net periodic pension cost is primarily the result of an increase in the discount rates applied to our plans and an increase in expected return on plan assets resulting from funding $73.0 million in the prior year related to our U.S. and U.K. defined benefit pension plans.
During the three and nine months ended March 31, 2007, the Company contributed $1.4 million and $4.1 million, respectively, to its various defined benefit pension plans. During the three and nine months ended March 31, 2007, the Company also expensed contributions of $1.6 million and $5.6 million, respectively, to its defined contribution plan.
The table below summarizes the components of the net periodic cost (benefit) of our other postretirement and postemployment benefit plans:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2007	2006	2007	2006

Service cost	$133	$208	$400	$625
Interest cost	420	436	1,260	1,308
Amortization of prior service cost	12	(858)	35	(2,574)
Amortization of actuarial gain	(366)	(213)	(1,099)	(638)

Total net periodic cost (benefit)	$199	$(427)	$596	$(1,279)

9.	INVENTORIES
Inventories are stated at the lower of cost or market. We use the last-in, first-out (LIFO) method for determining the cost of a significant portion of our U.S. inventories. The cost for the remainder of our inventories is determined under the first-in, first-out or average cost methods. We used the LIFO method of valuing inventories for approximately 52 percent and 53 percent of total inventories at March 31, 2007 and June 30, 2006, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inventories consisted of the following (in thousands):

	March 31,	June 30,
	2007	2006

Finished goods	$203,407	$184,349
Work in process and powder blends	174,144	167,475
Raw materials and supplies	71,322	53,454

Inventory at current cost	448,873	405,278
Less: LIFO valuation	(69,980)	(70,329)

Total inventories	$378,893	$334,949

10.	ENVIRONMENTAL MATTERS

The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.

Superfund Sites We are involved as a potentially responsible party (PRP) at various sites designated by the United States Environmental Protection Agency (USEPA) as Superfund sites, including the Li Tungsten Superfund site in Glen Cove, New York. With respect to the Li Tungsten site, we recorded an environmental reserve following the identification of other PRPs, an assessment of potential remediation solutions and an entry of a unilateral order by the USEPA directing certain remedial action. In May 2006, we reached an agreement in principle with the U.S. Department of Justice (DOJ) with respect to this site; the DOJ informed us that it would accept a payment of $0.9 million in full settlement for its claim against us for costs related to the Li Tungsten site. To date, the draft Consent Order and Agreement for settlement of our Li Tungsten liability has not been finalized, but we expect that the final settlement will proceed according to the terms outlined in the agreement in principle. At March 31, 2007, we had an accrual of $1.0 million recorded relative to this environmental issue.

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

Other Environmental Issues Additionally, we also maintain reserves for other potential environmental issues. At March 31, 2007, the total of these accruals was $5.6 million, and represents anticipated costs associated with the remediation of these issues. We recorded unfavorable foreign currency translation adjustments of $0.3 million for the nine months ended March 31, 2007, related to these reserves.
11.	INCOME TAXES

The effective income tax rate for the three months ended March 31, 2007 and 2006 was 26.1 percent and 33.9 percent, respectively. The reduction from the prior period rate was primarily the result of increased earnings from our pan-European business strategy and that the prior period rate was unfavorably impacted by charges that did not provide a tax benefit.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effective income tax rate for the nine months ended March 31, 2007 and 2006 was 28.9 percent and 33.4 percent, respectively. The reduction from the prior period rate was primarily the result of increased earnings from our pan-European business strategy, and the extension of the research, development and experimental tax credit and that the prior period rate was unfavorably impacted by charges that did not provide a tax benefit.
12.	EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that occurs related to the issuance of capital stock under stock option grants and restricted stock awards.

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised stock options and restricted stock awards by 1.0 million shares and 1.1 million shares for the three months ended March 31, 2007 and 2006, respectively, and 1.0 million shares and 1.1 million shares for the nine months ended March 31, 2007 and 2006, respectively. Unexercised stock options to purchase our capital stock of 0.3 million and 0.4 million shares for the three months ended March 31, 2007 and 2006, respectively, and 0.3 million and 0.6 million shares for the nine months ended March 31, 2007 and 2006, respectively, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore their inclusion would have been anti-dilutive.
13.	COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2007	2006	2007	2006

Net income	$51,738	$32,903	$112,149	$92,087
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges, net of tax	152	(187)	883	(124)
Reclassification of unrealized (gain) loss on expired derivatives designated and qualified as cash flow hedges, net of tax	(316)	(1)	(394)	351
Reclassification of unrealized loss on investments, net of tax	—	—	—	450
Minimum pension liability adjustment, net of tax	(157)	4,482	(572)	4,936
Foreign currency translation adjustments	8,386	12,067	32,981	4,908

Comprehensive income	$59,803	$49,264	$145,047	$102,608

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.	GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill attributable to each segment is as follows:

(in thousands)	June 30, 2006	Acquisitions	Adjustment	Translation	March 31, 2007

MSSG	$201,258	$37,818	$10,542	$5,019	$254,637
AMSG	298,744	31,736	—	594	331,074

Total	$500,002	$69,554	$10,542	$5,613	$585,711

During the nine months ended March 31, 2007, we completed three business acquisitions (2007 Business Acquisitions). We completed two acquisitions in our AMSG segment for a combined net purchase price of $76.9 million, which generated AMSG goodwill of $31.8 million based on final purchase price allocations. We completed one acquisition in our MSSG segment for a net purchase price of $66.9 million, which generated MSSG goodwill of $37.8 million based on a preliminary purchase price allocation.

During the three months ended March 31, 2007, we recorded a $10.5 million adjustment to correct deferred taxes related to our acquisition of the Widia Group in 2003. This adjustment resulted in a corresponding increase to MSSG goodwill.

The components of our other intangible assets and their useful lives are as follows:

		March 31, 2007		June 30, 2006
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
(in thousands)	Useful Life	Amount	Amortization	Amount	Amortization

Contract-based	4 - 15 years	$5,615	$(4,311)	$5,183	$(4,096)
Technology-based and other	4 - 15 years	27,965	(8,745)	12,723	(7,048)
Customer-related	5 - 20 years	65,769	(8,010)	42,312	(4,704)
Unpatented technology	30 years	19,373	(1,747)	19,283	(1,043)
Trademarks	5 years - Indefinite	53,923	(159)	54,322	—
Intangible pension assets	N/A	1,536	—	1,489	—

Total		$174,181	$(22,972)	$135,312	$(16,891)

As a result of the 2007 Business Acquisitions, we recorded $42.1 million of identifiable intangible assets based on our aforementioned purchase price allocations as follows: customer-related of $23.0 million, technology-based and other of $14.5 million, trademarks of $4.2 million and contract-based of $0.4 million.

As mentioned in our 2006 annual report, we are reviewing and enhancing our marketing strategies related to all of our brands. During the three months ended March 31, 2007, we completed our strategic analysis and plan for our Widia brand. As a key element of our channel and brand strategy, we will leverage the strength of this brand to accelerate growth in the distribution market. Since demand in the distribution market is mostly for standard products and to further our relationship with our Widia distributors, we intend to migrate direct sales of Widia custom solutions products to the Kennametal brand. As a result and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (SFAS 144) we recorded a $6.0 million asset impairment charge related to our MSSG Widia trademark during the three months ended March 31, 2007. The remaining balance of this trademark is $20.0 million as of March 31, 2007 and has an indefinite life.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	SEGMENT DATA

We currently operate two reportable operating segments consisting of MSSG and AMSG, and Corporate. During 2006, we divested our J&L segment. We do not allocate certain corporate shared service costs, certain employee benefit costs, certain employment costs, such as performance-based bonuses and stock-based compensation expense, interest expense, other expense, income taxes or minority interest to our MSSG and AMSG operating segments.

Our external sales, intersegment sales and operating income by segment are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2007	2006	2007	2006
External sales:
MSSG	$415,525	$360,161	$1,146,604	$1,027,938
AMSG	200,359	174,612	581,412	484,798
J&L	—	74,386	—	204,725

Total external sales	$615,884	$606,159	$1,728,016	$1,717,461

Intersegment sales:
MSSG	$33,179	$50,573	$98,627	$139,783
AMSG	11,524	10,096	31,963	28,800
J&L	—	220	—	619

Total intersegment sales	$44,703	$60,889	$130,590	$169,202

Total sales:
MSSG	$448,704	$410,734	$1,245,231	$1,167,721
AMSG	211,883	184,708	613,375	513,598
J&L	—	74,606	—	205,344

Total sales	$660,587	$670,048	$1,858,606	$1,886,663

Operating income:
MSSG	$60,784	$49,609	$151,658	$138,135
AMSG	31,970	33,563	93,349	86,997
J&L	—	9,454	—	22,610
Corporate	(16,627)	(26,660)	(64,653)	(78,091)

Total operating income	$76,127	$65,966	$180,354	$169,651

16.	SHARE REPURCHASE PROGRAM

On October 24, 2006, the Board of Directors authorized a share repurchase program for up to 3.3 million shares of our outstanding capital stock. The purchases would be made from time to time, on the open market or in private transactions, with consideration given to the market price of the stock, the nature of other investment opportunities, cash flows from operating activities and general economic conditions. As of March 31, 2007, 2.9 million shares remained available for repurchase under this program.
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

RESULTS OF CONTINUING OPERATIONS
SALES
Sales for the three months ended March 31, 2007 were $615.9 million, an increase of $6.7 million, or 1.1 percent, from $609.2 million in the prior year quarter. The change in sales is primarily attributed to 7.0 percent organic growth and a 3.0 percent favorable foreign currency impact mostly offset by the net impact of acquisitions and divestitures, primarily the divestiture of J&L Industrial Supply (J&L). The organic increase in sales for the quarter is primarily attributed to growth in European and developing economies, growth in the distribution and general engineering markets and favorable conditions in certain other markets, particularly in the energy and mining markets.
Sales for the nine months ended March 31, 2007 were $1,728.0 million, an increase of $10.5 million, or 0.6 percent, from $1,717.5 million in the same period a year ago. The change in sales is primarily attributed to 6.0 percent organic growth and a 3.0 percent favorable foreign currency impact mostly offset by the net impact of acquisitions and divestitures, primarily the divestiture of J&L. The organic increase in sales for the period is primarily attributed to the above-mentioned factors for the quarter.
GROSS PROFIT
Gross profit for the three months ended March 31, 2007 increased $6.7 million to $220.8 million from $214.1 million in the prior year quarter. This increase is primarily due to the favorable impacts of organic sales growth, foreign currency effects, a reduction in pension expense of $1.7 million and higher capacity utilization, mostly offset by a reduction from the net impact of acquisitions and divestitures amounting to $9.8 million, higher raw material costs and costs related to a plant closure of $0.8 million.
Gross profit margin for the three months ended March 31, 2007 was 35.9 percent, an increase of 80 basis points from 35.1 percent for the prior year quarter. This increase is primarily attributed to the net impact of acquisitions and divestitures and a reduction in pension expense, which favorably impacted the margin by 190 basis points and 30 basis points, respectively, partially offset by higher raw material costs and ramp-up costs associated with new plants in China and Brazil.
Gross profit for the nine months ended March 31, 2007 decreased $2.1 million, to $606.0 million from $608.1 million in the prior year period. This decrease is primarily due to the unfavorable net impact of acquisitions and divestitures amounting to $42.8 million, higher raw material costs and costs related to a plant closure of $3.5 million, mostly offset by the favorable impact of organic sales growth, favorable foreign currency effects and a reduction in pension expense of $5.0 million.
Gross profit margin for the nine months ended March 31, 2007 decreased 30 basis points to 35.1 percent from 35.4 percent in the prior year period. The decrease is primarily attributed to higher raw material costs and an unfavorable 20 basis point impact due to the above-mentioned plant closure costs partially offset by the net impact of acquisitions and divestitures and a reduction in pension expense, which favorably impacted the margin by 110 basis points and 30 basis points, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSE
Operating expense for the three months ended March 31, 2007 was $136.9 million, a decrease of $9.1 million, or 6.2 percent, compared to $146.0 million in the prior year quarter. The decrease in operating expense is attributed to the net impact of acquisitions and divestitures of $11.8 million and a reduction in employment costs of $5.3 million, partially offset by the unfavorable impact of foreign currency exchange rate fluctuations of $4.2 million and a $3.8 million increase in other operating expenses.
Operating expense for the nine months ended March 31, 2007 was $412.3 million, a decrease of $21.3 million, or 4.9 percent, compared to $433.6 million in the prior year period. The decrease in operating expense is attributed to the net impact of acquisitions and divestitures of $33.6 million and a reduction in professional fees of $4.9 million, partially offset by the unfavorable impact of foreign currency exchange rate fluctuations of $9.7 million and an increase in other operating expenses of $7.5 million.
ASSET IMPAIRMENT CHARGE
As mentioned in our 2006 annual report, we are reviewing and enhancing our marketing strategies related to all of our brands. During the three months ended March 31, 2007, we completed our strategic analysis and plan for our Widia brand. As a key element of our channel and brand strategy, we will leverage the strength of this brand to accelerate growth in the distribution market. Since demand in the distribution market is mostly for standard products and to further our relationship with our Widia distributors, we intend to migrate direct sales of Widia custom solutions products to the Kennametal brand. As a result, we recorded a $6.0 million asset impairment charge related to our MSSG Widia trademark during the three months ended March 31, 2007.
LOSS ON DIVESTITURES
Loss on divestiture of $1.6 million for the nine months ended March 31, 2007 was the result of a post-closing adjustment related to our divestiture of J&L. Loss on divestiture of $0.7 million for the three and nine months ended March 31, 2006 was the result of the divestiture of Presto in 2006.
AMORTIZATION EXPENSE
Amortization expense was $1.8 million for the three months ended March 31, 2007, an increase of $0.4 million from $1.4 million in the prior year quarter. Amortization expense was $5.7 million for the nine months ended March 31, 2007, an increase of $1.5 million from $4.2 million in the prior year period. These increases are due to the impact of acquisitions.
INTEREST EXPENSE
Interest expense for the three months ended March 31, 2007 decreased to $6.9 million from $7.7 million in the prior year quarter. This decrease is due primarily to a $140.0 million decrease in average domestic borrowings partially offset by the impact of higher average borrowing rates. The weighted average domestic borrowing rate increased from 5.7 percent in the prior year quarter to 7.0 percent in the current quarter.
Interest expense for the nine months ended March 31, 2007 decreased to $21.6 million from $23.5 million in the prior year period. This decrease is due primarily to a $168.5 million decrease in average domestic borrowings partially offset by the impact of higher average borrowing rates. The weighted average domestic borrowing rate increased from 5.4 percent in the prior year period to 7.0 percent in the current period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER (INCOME) EXPENSE, NET
Other income for the three months ended March 31, 2007 was $1.8 million compared to expense of $0.1 million in the prior year quarter. This change is primarily due to a reduction in accounts receivable securitization fees of $1.2 million and favorable foreign currency effects of $0.5 million.
Other income for the nine months ended March 31, 2007 was $5.4 million compared to $1.9 million in the prior year period. This increase is primarily due to a reduction in accounts receivable securitization fees of $3.4 million, an increase in interest income of $1.6 million and an increase of $1.1 million of miscellaneous income partially offset by unfavorable foreign currency effects of $2.6 million.
INCOME TAXES
The effective income tax rate for the three months ended March 31, 2007 and 2006 was 26.1 percent and 33.9 percent, respectively. The reduction from the prior period rate was primarily the result of increased earnings from our pan-European business strategy and that the prior period rate was unfavorably impacted by charges that did not provide a tax benefit.
The effective income tax rate for the nine months ended March 31, 2007 and 2006 was 28.9 percent and 33.4 percent, respectively. The reduction from the prior period rate was primarily the result of increased earnings from our pan-European business strategy, the extension of the research, development and experimental tax credit and that the prior period rate was unfavorably impacted by charges that did not provide a tax benefit.
INCOME FROM CONTINUING OPERATIONS
Income from continuing operations for the three months ended March 31, 2007 was $51.7 million, or $1.32 per diluted share, compared to $37.6 million, or $0.94 per diluted share, in the same quarter last year. Income from continuing operations for the nine months ended March 31, 2007 was $114.7 million, or $2.93 per diluted share, compared to $96.6 million, or $2.45 per diluted share, in the prior year period. The increase in income from continuing operations is a result of the factors discussed above.
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
Electronics The divestiture of Electronics, which was part of the Advanced Materials Solutions Group (AMSG) segment, was completed in two separate transactions. The first transaction closed during 2006. The second transaction closed on December 31, 2006. During the six months ended December 31, 2006, we recognized a pre-tax gain on divestiture of $0.1 million to adjust the related net assets to fair value, which has been presented in discontinued operations. The assets and liabilities of the business were recorded at fair value as of June 30, 2006.
During the three months ended December 31, 2006, management completed its assessment of the future use of a building owned and previously used by Electronics, but not divested. We concluded that we had no future economic use for this facility. As a result, during the three months ended December 31, 2006, we wrote the building down to fair value and recognized a pre-tax impairment charge of $3.0 million, which has been presented in discontinued operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CPG The divestiture of CPG, which was part of the Metalworking Solutions and Services Group (MSSG) segment, closed August 31, 2006 for net consideration of $31.2 million. We have received $26.0 million in net proceeds related to the sale of this business of which $1.5 million and $24.5 million were received during 2006 and the nine months ended March 31, 2007, respectively. We expect to receive $2.0 million during the fourth quarter of 2007 and the remaining $3.0 million in 2008. During the nine months ended March 31, 2007, we recognized additional pre-tax losses on divestiture of $1.0 million related to post-closing adjustments, which have been recorded in discontinued operations. For the three months ended March 31, 2006, we recorded a pre-tax goodwill impairment charge of $5.0 million related to CPG based primarily on a discounted cash flow analysis. This charge is presented in discontinued operations. The assets and liabilities of this business were recorded at fair value and presented as held for sale as of June 30, 2006.
The following represents the results of discontinued operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2007	2006	2007	2006

Sales	$—	$21,955	$15,034	$68,129

Loss from discontinued operations before income taxes	$—	$(4,265)	$(2,464)	$(4,161)
Income tax expense (benefit)	—	459	135	367

Loss from discontinued operations	$—	$(4,724)	$(2,599)	$(4,528)

BUSINESS SEGMENT REVIEW
Our operations were previously organized into three reportable operating segments consisting of MSSG, AMSG and J&L, and Corporate. We divested J&L in 2006. For the three and nine months ended March 31, 2006, J&L outside sales, intersegment sales and operating income were $74.4 million and $0.2 million, $9.5 million and $204.7 million, and $0.6 million and $22.6 million, respectively. The presentation of segment information reflects the manner in which we organize segments for making operating decisions and assessing performance.
METALWORKING SOLUTIONS & SERVICES GROUP

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2007	2006	2007	2006
External sales	$415,525	$360,162	$1,146,604	$1,027,938
Intersegment sales	33,179	50,573	98,627	139,783
Operating income	60,784	49,609	151,658	138,135
For the three months ended March 31, 2007, MSSG external sales increased $55.4 million, or 15.4 percent, from the prior year quarter. This increase was driven primarily by growth in European sales of 16.9 percent, North American sales of 12.9 percent, primarily due to the effect of an acquisition, Asia Pacific sales of 25.9 percent and India sales of 25.8 percent. MSSG experienced growth in the distribution, general engineering and machine tool markets. Favorable foreign currency effects were $15.3 million for the quarter.
For the three months ended March 31, 2007, operating income increased $11.2 million, or 22.5 percent, from the prior year quarter. Operating margin on total sales of 13.5 percent for the three months ended March 31, 2007 increased 140 basis points compared to 12.1 percent in the prior year quarter. The current quarter results benefited from sales growth as discussed above, the impact of a 2007 business acquisition and continued cost containment, partially offset by the asset impairment charge of $6.0 million and plant closure costs of $0.8 million. The prior year quarter results included divestiture-related charges of $8.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the nine months ended March 31, 2007, MSSG external sales increased $118.7 million, or 11.5 percent, from the prior year period. This increase was driven primarily by growth in European sales of 13.3 percent, North American sales of 9.8 percent, aided somewhat by the effect of an acquisition, Asia Pacific sales of 16.6 percent and India sales of 13.2 percent. MSSG experienced growth in the distribution, general engineering, aerospace and machine tool markets. Favorable foreign currency effects were $34.1 million for the period.
For the nine months ended March 31, 2007, operating income increased $13.5 million, or 9.8 percent, from the prior year period. Operating margin on total sales of 12.2 percent for the nine months ended March 31, 2007 increased 40 basis points compared to 11.8 percent in the prior year period. The current period results benefited from sales growth as discussed above and continued cost containment, partially offset by the asset impairment charge of $6.0 million and $3.5 million of plant closure costs. The prior year period results included divestiture-related charges of $8.0 million.
ADVANCED MATERIALS SOLUTIONS GROUP

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2007	2006	2007	2006
External sales	$200,359	$174,612	$581,412	$484,798
Intersegment sales	11,524	10,096	31,963	28,800
Operating income	31,970	33,563	93,349	86,997
For the three months ended March 31, 2007, AMSG external sales increased $25.7 million, or 14.7 percent, from the prior year quarter. The increase in sales is primarily attributed to the impact of favorable market conditions and the effects of acquisitions. The increase in sales was achieved primarily in energy product sales, which were up 16.1 percent, engineered product sales, which were up 20.3 percent, and mining and construction products, which were up 4.5 percent. Favorable foreign currency effects were $3.4 million for the quarter.
For the three months ended March 31, 2007, operating income decreased $1.6 million, or 4.7 percent, over the prior year quarter. The decrease is primarily attributed to higher raw material costs, partially offset by the benefits of higher sales volumes, the effects of acquisitions and new product introductions.
For the nine months ended March 31, 2007, AMSG external sales increased $96.6 million, or 19.9 percent, from the prior year period. The increase in sales is primarily attributed to the impact of favorable market conditions and the effects of acquisitions. The increase in sales was achieved primarily in energy product sales, which were up 27.1 percent, engineered product sales, which were up 18.6 percent, and mining and construction products, which were up 7.1 percent.
For the nine months ended March 31, 2007, operating income increased $6.4 million, or 7.3 percent, over the prior year period. The increase is primarily attributed to the benefits of higher sales volumes, the effects of acquisitions and new product introductions, partially offset by higher raw material costs.
CORPORATE

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2007	2006	2007	2006
Operating loss	$(16,627)	$(26,660)	$(64,653)	$(78,091)
Corporate represents certain corporate shared service costs, certain employee benefit costs, certain employment costs, such as performance-based bonuses and stock-based compensation expense, and eliminations of operating results between segments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended March 31, 2007, operating loss decreased $10.0 million, or 37.6 percent, compared to the prior year quarter. The decrease is primarily attributed to reductions in employment costs of $3.6 million, a reduction in pension expense of $3.4 million, the effect of divestiture-related costs in the prior year period of $1.9 million and a reduction in professional fees of $1.6 million.
For the nine months ended March 31, 2007, operating loss decreased $13.4 million, or 17.2 percent, compared to the prior year period. The decrease is primarily attributed to reductions in employment costs of $6.9 million, a reduction in professional fees of $3.1 million, a reduction in pension and other postretirement benefit expenses of $2.9 million and the effect of divestiture-related costs of $1.9 million in the prior year period.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows from discontinued operations are not deemed material and have been combined with cash flows from continuing operations within each cash flow statement category. The absence of cash flows from discontinued operations is not expected to have a material impact on our future liquidity and capital resources.
Our cash flow from operations is our primary source of financing for capital expenditures and internal growth. During the nine months ended March 31, 2007, cash flow provided by operating activities was $113.4 million, compared to $117.3 million for the prior year period. Cash flow provided by operating activities for the nine months ended March 31, 2007 consists of net income and non-cash items totaling $191.8 million offset by changes in certain assets and liabilities netting to $78.4 million. Contributing to these changes were an increase in inventories of $19.4 million due to higher sales volume and increased raw material inventory, an increase in accounts receivable of $15.1 million due to higher sales volume, an increase in accounts payable and accrued liabilities of $27.4 million and a decrease in accrued income taxes of $73.9 million primarily due to first quarter tax payments of $86.2 million primarily related to the gain on divestiture of J&L and cash repatriated during 2006 under the American Jobs Creation Act.
Cash flow provided by operating activities for the nine months ended March 31, 2006 consisted of net income and non-cash items totaling $176.1 million offset by changes in certain assets and liabilities netting to $58.8 million. Contributing to this change was an increase in inventory of $24.2 million primarily resulting from higher raw material costs offset by a decrease in accounts payable and accrued liabilities of $41.6 million, which includes $33.0 million for the funding of our U.K. defined benefit pension plans.
Cash flow used for investing activities was $179.5 million for the nine months ended March 31, 2007, an increase of $103.2 million, compared to $76.3 million in the prior year period. During the nine months ended March 31, 2007, cash used for investing activities includes $143.8 million used for the acquisition of business assets and $67.1 million used for purchases of property, plant and equipment, which consisted primarily of equipment upgrades, partially offset by proceeds from divestitures of $34.2 million. During the prior year period, cash used for investing activities included $49.5 million of purchases of property, plant and equipment, which consisted primarily of equipment upgrades, and $31.1 million used for the acquisition of business assets.
During the nine months ended March 31, 2007, cash flow used for financing activities was $75.7 million, an increase of $35.8 million, compared to $39.9 million in the prior year period. During the current year period, cash used for financing activities includes a $52.4 million net decrease in borrowings, $35.3 million for the repurchase of capital stock and $23.6 million of cash dividends paid to shareowners offset by $38.1 million of dividend reinvestment and the effects of employee benefit and stock plans. The reduction in borrowings, repurchase of capital stock and increase in cash dividends paid of $1.4 million reflect the Company’s priority uses of cash as a result of the J&L divestiture in 2006. During the prior year period, cash used for financing activities included a $56.6 million net decrease in borrowings, $22.2 million of cash dividends paid to shareowners and $13.8 million for the repurchase of capital stock offset by $56.9 million of dividend reinvestment and the effects of employee benefit and stock plans.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We believe that cash flow from operations and the availability under our credit lines will be sufficient to meet our cash requirements over the next 12 months.
There have been no material changes in our contractual obligations and commitments since June 30, 2006.
OFF-BALANCE SHEET ARRANGEMENTS
The Company is party to a three-year securitization program, which permits us to securitize up to $10.0 million of accounts receivable. As of March 31, 2007, the Company had no securitized accounts receivable.
FINANCIAL CONDITION
Total assets were $2,504.8 million at March 31, 2007, compared to $2,435.3 million at June 30, 2006. Working capital decreased $42.5 million to $582.1 million at March 31, 2007 from $624.7 million at June 30, 2006. The decrease in working capital is primarily driven by cash used for acquisitions of $143.8 million, partially offset by proceeds from divestitures of $34.2 million. Net property, plant and equipment increased $47.5 million to $577.9 million at March 31, 2007 from $530.4 million at June 30, 2006 due to acquisitions of business assets and machinery and equipment upgrades partially offset by depreciation expense.
Total liabilities decreased $68.6 million to $1,056.7 million at March 31, 2007 from $1,125.3 million at June 30, 2006, primarily due to decreases in accrued income taxes of $78.6 million and a net reduction in long-term debt, notes payable and capital leases of $40.2 million.
Shareowners’ equity increased $135.8 million to $1,431.2 million as of March 31, 2007 from $1,295.4 million as of June 30, 2006. The increase is primarily a result of net income of $112.1 million, the effect of employee benefit and stock plans of $42.9 million and foreign currency translation adjustments of $33.0 million, partially offset by repurchases of capital stock of $35.3 million and cash dividends paid to shareowners of $23.6 million.
ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.
Superfund Sites We are involved as a potentially responsible party (PRP) at various sites designated by the United States Environmental Protection Agency (USEPA) as Superfund sites, including the Li Tungsten Superfund site in Glen Cove, New York. With respect to the Li Tungsten site, we recorded an environmental reserve following the identification of other PRPs, an assessment of potential remediation solutions and an entry of a unilateral order by the USEPA directing certain remedial action. In May 2006, we reached an agreement in principle with the U.S. Department of Justice (DOJ) with respect to this site; the DOJ informed us that it would accept a payment of $0.9 million in full settlement for its claim against us for costs related to the Li Tungsten site. To date, the draft Consent Order and Agreement for settlement of our Li Tungsten liability has not been finalized, but we expect that the final settlement will proceed according to the terms outlined in the agreement in principle. At March 31, 2007 we had an accrual of $1.0 million recorded relative to this environmental issue.
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

Other Environmental Issues Additionally, we also maintain reserves for other potential environmental issues. At March 31, 2007 the total of these accruals was $5.6 million, and represents anticipated costs associated with the remediation of these issues. We recorded unfavorable foreign currency translation adjustments of $0.3 million for the nine months ended March 31, 2007 related to these reserves.
DISCUSSION OF CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies since June 30, 2006.
NEW ACCOUNTING STANDARDS
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to measure many financial instruments at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS 159 is effective for Kennametal July 1, 2008. We are in the process of evaluating the provisions of SFAS 159 to determine the impact of adoption on our results of operations or financial condition.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income of a business entity in the year in which the changes occur. SFAS 158 is effective for Kennametal as of June 30, 2007. The provisions of SFAS 158 are to be applied on a prospective basis; therefore, prior periods presented will not be restated. Based on the funded status of our pension and other postretirement benefit plans as of June 30, 2006, the adoption of SFAS 158 would have resulted in the following estimated impacts: a $0.8 million reduction of intangible assets, recognition of a $0.5 million deferred tax asset, a $78.5 million reduction of prepaid pension assets, a $20.8 million reduction in deferred tax liabilities, a $6.2 million reduction in accrued postretirement benefits, recognition of a $4.9 million pension liability and recognition of a $56.7 million other comprehensive loss. The ultimate impact is contingent on plan asset returns and the assumptions that will be used to measure the funded status of each of our pension and other postretirement benefit plans as of June 30, 2007.
SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The funded status of each of our pension and other postretirement benefit plans is currently measured as of June 30.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, (SAB 108), which expresses the staff’s views regarding the process of quantifying financial statement misstatements. The guidance in SAB 108 must be applied in our 2007 annual financial statements. The impact of adoption is not expected to be material.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for Kennametal as of July 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. We are in the process of evaluating the impact of the provisions of SFAS 157 on our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a method of recognition, measurement, presentation and disclosure within the financial statements for uncertain tax positions that a company has taken or expects to take in a tax return. FIN 48 is effective for Kennametal as of July 1, 2007. We are in the process of evaluating the impact of the provisions of FIN 48 on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have experienced certain changes in our exposure to market risk from June 30, 2006. The fair value of our interest rate swap agreements was a liability of $7.1 million as of March 31, 2007 compared to a liability of $14.2 million as of June 30, 2006. The offset to this liability is a corresponding increase to long-term debt, as the instruments are accounted for as a fair value hedge of our long-term debt. The $7.1 million change in the recorded value of these agreements was non-cash and was the result of marking these instruments to market.
There have been no other material changes to our market risk exposure since June 30, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s management evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance at March 31, 2007 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased(1)	Paid per Share	or Programs (2)	Programs

January 1 through January 31, 2007	55,257	$59.49	50,900	3.0 million
February 1 through February 28, 2007	67,198	$63.69	26,200	3.0 million
March 1 through March 31, 2007	59,983	$61.06	59,100	2.9 million

Total:	182,438	$61.54	136,200

(1)	Employees delivered 7,056 shares of restricted stock to Kennametal, upon vesting, to satisfy tax-withholding requirements. Employees delivered 2,376 shares of stock to Kennametal as payment for the exercise price of stock options. During the three months ended March 31, 2007, 36,806 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program.

(2)	On October 24, 2006, Kennametal’s Board of Directors authorized a share repurchase program, under which Kennametal is authorized to repurchase up to 3.3 million shares of its capital stock. This repurchase program does not have a specified expiration date.

ITEM 5.	OTHER INFORMATION

On May 8, 2007, the Board of Directors of the Company adopted amendments to Article VI, Sections 1 through 4 of the Company’s Amended and Restated Bylaws (the “Restated Bylaws”), effective on May 8, 2007, to permit the issuance of shares of the Company’s capital stock in uncertificated form. The amendments to the Restated Bylaws will permit direct or “book-entry” registration of shares of the Company’s capital stock and thereby facilitate the Company’s eligibility to participate in a direct registration system (DRS).
The Restated Bylaws, as amended and restated in their entirety to include amended Article VI, Sections 1 through 4 as discussed above, are set forth in the attached Exhibit 3.1 and are incorporated herein by reference.

ITEM 6.	EXHIBITS

(3)	Articles of Incorporation and Bylaws
(3.1)	Bylaws of Kennametal Inc. as amended through May 8, 2007	Filed herewith.

(31)	Rule 13a-14a/15d-14(a) Certifications
(31.1)	Certification executed by Carlos M. Cardoso, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.
(31.2)	Certification executed by Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Carlos M. Cardoso, President and Chief Executive Officer of Kennametal Inc., and Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.
Date: May 9, 2007	By:	/s/ Wayne D. Moser
Wayne D. Moser
Vice President Finance and Corporate Controller