Form 10-K
period 2007-06-30
KENNAMETAL INC
filed 2007-08-16
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of December 31, 2006, the aggregate market value of the registrant’s Capital Stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $2,107,700,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant’s Capital Stock have been deemed affiliates.
As of July 31, 2007, there were 38,961,796 shares of the Registrant’s Capital Stock outstanding.
Documents Incorporated by Reference
Portions of the Proxy Statement for the 2007 Annual Meeting of Shareowners are incorporated by reference into Parts II, III and IV.

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that do not relate strictly to historical or current facts. You can identify forward-looking statements by the fact they use words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression in connection with any discussion of future operating or financial performance. These statements are likely to relate to, among other things, our strategy, goals, plans and projections regarding our financial position, results of operations, market position, and product development, all of which are based on current expectations that involve inherent risks and uncertainties, including factors that could delay, divert or change any of them in future periods. It is not possible to predict or identify all factors; however, they may include the following: global and regional economic conditions; risks associated with the availability and costs of the raw materials we use to manufacture our products; risks associated with our foreign operations and international markets, such as currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability; risks associated with integrating recent acquisitions, as well as any future acquisitions, and achieving the expected savings and synergies; risks relating to business divestitures; risks relating to our ability to protect our intellectual property in foreign jurisdictions; our ability to attract and retain highly skilled members of management and employees; demands on management resources; energy costs; commodity prices; competition; future terrorist attacks or acts of war; demand for and market acceptance of new and existing products; and risks associated with the implementation of restructuring plans and environmental remediation matters. We provide additional information about many of the specific risks we face in the “Risk Factors” Section of this Annual Report on Form 10-K. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I
ITEM 1 — BUSINESS
OVERVIEW Kennametal Inc. was incorporated in Pennsylvania in 1943. We are a leading global supplier of tooling, engineered components and advanced materials consumed in production processes. We believe that our reputation for manufacturing excellence as well as our technological expertise and innovation in our principal products has helped us achieve a leading market presence in our primary markets. We believe we are the second largest global provider of metalcutting tools and tooling systems. End users of our products include metalworking manufacturers and suppliers in the aerospace, automotive, machine tool, light machinery and heavy machinery industries, as well as manufacturers and suppliers in the highway construction, coal mining, quarrying and oil and gas exploration and production industries. Our end users’ products include items ranging from airframes to coal, medical implants to oil wells and turbochargers to motorcycle parts.
We specialize in developing and manufacturing metalworking tools and wear-resistant parts using a specialized type of powder metallurgy. Our metalworking tools are made of cemented tungsten carbides, ceramics, cermets, high-speed steel and other hard materials. We also manufacture and market a complete line of toolholders, toolholding systems and rotary cutting tools by machining and fabricating steel bars and other metal alloys. We are one of the largest suppliers of metalworking consumables and related products in the United States (U.S.) and Europe. We also manufacture tungsten carbide products used in engineered applications, mining and highway construction and other similar applications, including compacts and metallurgical powders. Additionally, we manufacture and market engineered components with a proprietary metal cladding technology and provide our customers with engineered component process technology and materials that focus on component deburring, polishing and producing controlled radii.
Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30.
BUSINESS SEGMENT REVIEW We previously operated four global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG), J&L Industrial Supply (J&L) and Full Service Supply (FSS). During 2006 and 2005, we divested our J&L and FSS segments, respectively. See Note 4 of our consolidated financial statements set forth in Item 8 of this annual report of Form 10-K (Item 8). Segment determination is based upon internal organizational structure, the manner in which we organize segments for making operating decisions and assessing performance, the availability of separate financial results and materiality considerations. Sales and operating income by segment are presented in Management’s Discussion and Analysis set forth in Item 7 of this annual report on Form 10-K (MD&A) and Note 19 of our consolidated financial statements (Note 19) set forth in Item 8.
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
During a metalworking operation, the toolholder is positioned in a machine that provides turning power. While the workpiece or toolholder is rapidly rotating, the cutting tool insert or drill contacts the workpiece and cuts or shapes the workpiece. The cutting tool insert or drill is consumed during use and must be replaced periodically.
We serve a wide variety of industries that cut and shape metal parts, including manufacturers of automobiles, trucks, aerospace components, farm equipment, oil and gas drilling and processing equipment, railroad, marine and power generation equipment, light and heavy machinery, appliances, factory equipment and metal components, as well as job shops and maintenance operations. We deliver our products to customers through a direct field sales force, distribution, integrated supply programs and e-business. With a global marketing organization and operations worldwide, we believe we are the second largest global provider of consumable metalcutting tools and supplies.

ADVANCED MATERIALS SOLUTIONS GROUP In the AMSG segment, the principal business lines include the production and sale of cemented tungsten carbide products used in mining, highway construction and engineered applications requiring wear and corrosion resistance, including compacts and other similar applications. These products have technical commonality to our metalworking products. Additionally, we manufacture and market engineered components with a proprietary metal cladding technology. These products include radial bearings used for directional drilling for oil and gas, extruder barrels used by plastics manufacturers and food processors and numerous other engineered components to service a wide variety of industrial markets. We also sell metallurgical powders to manufacturers of cemented tungsten carbide products, and we provide application-specific component design services and on-site application support services. Lastly, we provide our customers with engineered component process technology and materials, which focus on component deburring, polishing and producing controlled radii.
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
Our customers use engineered products in manufacturing or other operations where extremes of abrasion, corrosion or impact require combinations of hardness or other toughness afforded by cemented tungsten carbides, ceramics or other hard materials. We believe we are the largest independent supplier of oil field compacts in the world. Compacts are the cutting edge of oil well drilling bits, which are commonly referred to as “rock bits.” We sell these products through a direct field sales force, distribution and e-business.
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
INTERNATIONAL OPERATIONS Our principal international operations are conducted in Western Europe, Asia Pacific, Canada and Latin America. In addition, we have manufacturing and/or distribution in Israel and South Africa, and sales agents and distributors in Eastern Europe and other areas of the world. The diversification of our overall operations tends to minimize the impact of changes in demand in any one particular geographic area on total sales and earnings. Our international operations are subject to the risks of doing business in those countries, including foreign currency exchange rate fluctuations and changes in social, political and economic environments.
Our international assets and sales are presented in Note 19 set forth in Item 8. Information pertaining to the effects of foreign currency exchange rate risk is presented in Quantitative and Qualitative Disclosures About Market Risk as set forth in Item 7A of this annual report on Form 10-K.
BUSINESS DEVELOPMENTS During 2007, we completed five business acquisitions (2007 Business Acquisitions). We completed three acquisitions in our AMSG segment for a combined net purchase price of $165.1 million, which generated AMSG goodwill of $49.0 million based on one final and two preliminary purchase price allocations of which $16.8 million is deductible for income tax purposes. We completed two acquisitions in our MSSG segment for a net purchase price of $97.5 million, including an additional payment of euro 12.0 million, which will be paid in 2011. The MSSG acquisitions generated goodwill of $63.8 million based on preliminary purchase price allocations of which $26.6 million is deductible for income tax purposes.
We continue to evaluate new opportunities that allow for the expansion of existing product lines into new market areas where appropriate. We also continue to evaluate opportunities that allow for the introduction of new and/or complimentary product offerings into new and/or existing market areas where appropriate. In 2008, we expect to evaluate potential acquisition candidates that offer strategic technologies in an effort to continue to grow our AMSG business and further enhance our MSSG market position.

MARKETING AND DISTRIBUTION We sell our manufactured products through the following distinct sales channels: (i) a direct sales force; (ii) integrated supply; (iii) a network of independent distributors and sales agents in North America, Europe, Latin America, Asia Pacific and other markets around the world; and (iv) the Internet. Service engineers and technicians directly assist customers with product design, selection and application.
We market our products under various trademarks and trade names, such as Kennametal, the letter K combined with other identifying letters and/or numbers, Block Style K, Kendex, Kenloc, KennaLOK, KM Micro, Kentip, Widia, Heinlein, Top Notch, ToolBoss, Kyon, KM, Drill-Fix, Fix-Perfect, Mill1, Chicago-Latrobe, Greenfield, RTW, Circle, Cleveland, Conforma Clad, Extrude Hone, Surftran and VMB. Kennametal Inc. or a subsidiary of Kennametal Inc owns these trademarks and trade names. We also sell products to customers who resell such products under the customers’ names or private labels.
RAW MATERIALS AND SUPPLIES Major metallurgical raw materials consist of ore concentrates, compounds and secondary materials containing tungsten, tantalum, titanium, niobium and cobalt. Although an adequate supply of these raw materials currently exists, our major sources for raw materials are located abroad and prices fluctuate at times. We have entered into extended raw material supply agreements and will implement product price increases as deemed necessary to mitigate rising costs. For these reasons, we exercise great care in selecting, purchasing and managing availability of raw materials. We also purchase steel bars and forgings for making toolholders, high-speed steel and other tool parts, as well as for producing rotary cutting tools and accessories. We obtain products purchased for use in manufacturing processes and for resale from thousands of suppliers located in the U.S. and abroad.
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
Research and development expenses included in operating expense totaled $28.8 million, $26.1 million and $23.0 million in 2007, 2006 and 2005, respectively. We hold a number of patents, which, in the aggregate, are material to the operation of our businesses.
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
REGULATION We are not currently a party to any material legal proceedings; however, we are periodically subject to legal proceedings and claims that arise in the ordinary course of our business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect our financial position, results of operations or liquidity, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, or if protracted litigation were to ensue, the impact could be material to us.
Compliance with government laws and regulations pertaining to the discharge of materials or pollutants into the environment or otherwise relating to the protection of the environment did not have a material effect on our capital expenditures or competitive position for the years covered by this report, nor is such compliance expected to have a material effect in the future.

We are involved as a potentially responsible party (PRP) at various sites designated by the United States Environmental Protection Agency (USEPA) as Superfund sites, including the Li Tungsten Superfund site in Glen Cove, New York. With respect to the Li Tungsten site, we recorded an environmental reserve following the identification of other PRPs, an assessment of potential remediation solutions and an entry of a unilateral order by the USEPA directing certain remedial action. In May 2006, we reached an agreement in principle with the U.S. Department of Justice (DOJ) with respect to this site; the DOJ informed us that it would accept a payment of $0.9 million in full settlement for its claim against us for costs related to the Li Tungsten site. The Consent Order and Agreement for settlement of our Li Tungsten liability has been finalized, executed by the parties and filed with the court. At June 30, 2007 and 2006, we had an accrual of $1.0 million recorded relative to this environmental issue.
During 2006, we were notified by the USEPA that we have been named as a PRP at the Alternate Energy Resources Inc. site located in Augusta, Georgia. The proceedings in this matter have not yet progressed to a stage where it is possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities or the amount of our liability alone or in relation to that of any other PRPs.
Reserves for other potential environmental issues at June 30, 2007 and 2006 were $5.4 million and $5.3 million, respectively. The reserves we have established for environmental liabilities represent our best current estimate of the costs of addressing all identified environmental situations, based on our review of currently available evidence, and take into consideration our prior experience in remediation and that of other companies, as well as public information released by the USEPA, other governmental agencies, and by the PRP groups in which we are participating. Although the reserves currently appear to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and we can give no assurance that our estimate of any environmental liability will not increase or decrease in the future. The reserved and unreserved liabilities for all environmental concerns could change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs and the involvement of and direction taken by the government on these matters.
We maintain a Corporate Environmental, Health and Safety (EH&S) Department, as well as an EH&S Steering Committee, to ensure compliance with environmental regulations and to monitor and oversee remediation activities. In addition, we have established an EH&S administrator at each of our global manufacturing facilities. Our financial management team periodically meets with members of the Corporate EH&S Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly basis, we review financial provisions and reserves for environmental contingencies and adjust such reserves when appropriate.
EMPLOYEES We employed approximately 14,000 persons at June 30, 2007, of which approximately 6,500 were located in the U.S. and 7,500 in other parts of the world, principally Europe, India and Asia. At June 30, 2007, approximately 4,000 of the above employees were represented by labor unions. We consider our labor relations to be generally good.
AVAILABLE INFORMATION Our Internet address is www.kennametal.com. On our Investor Relations page on our Web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Our Investor Relations Web page also includes Forms 3, 4 and 5 filed pursuant to Section 16(a) of the Securities Exchange Act of 1934. All filings posted on our Investor Relations Web page are available to be viewed on this page free of charge. On the Corporate Governance page of our Web site, we post the following charters and guidelines: Audit Committee Charter, Compensation Committee Charter, Nominating/Corporate Governance Committee Charter, Kennametal Inc. Corporate Governance Guidelines, Code of Business Ethics and Conduct and Stock Ownership Guidelines. All charters and guidelines posted on our Corporate Governance Web page are available to be viewed on this page free of charge. Information contained on our Web site is not part of this annual report on Form 10-K or our other filings with the SEC. We assume no obligation to update or revise any forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events or otherwise. Copies of this annual report on Form 10-K and those items disclosed on our Corporate Governance Web page are available without charge upon written request to: Investor Relations, Quynh McGuire, Kennametal Inc., 1600 Technology Way, P.O. Box 231, Latrobe, Pennsylvania, 15650-0231.

ITEM 1A – RISK FACTORS
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
Our future operating results may be affected by fluctuations in the prices and availability of raw materials. The raw materials we use for our products consist of ore concentrates, compounds and secondary materials containing tungsten, tantalum, titanium, niobium and cobalt. A significant portion of our raw materials are supplied by sources outside the U.S. The raw materials industry as a whole is highly cyclical, and at times pricing and supply can be volatile due to a number of factors beyond our control, including natural disasters, general economic and political conditions, labor costs, competition, import duties, tariffs and currency exchange rates. This volatility can significantly affect our raw material costs. In an environment of increasing raw material prices, competitive conditions can affect how much of the price increases in raw materials that we can recover in the form of higher sales prices for our products. To the extent we are unable to pass on any raw material price increases to our customers, our profitability could be adversely affected. Furthermore, restrictions in the supply of tungsten, cobalt and other raw materials could adversely affect our operating results. If the prices for our raw materials increase, our profitability could be impaired.
We may not be able to manage and integrate acquisitions successfully. In the recent past, we have acquired companies and we continue to evaluate acquisition opportunities that have the potential to support and strengthen our business. We can give no assurances, however, that any acquisition opportunities will arise or if they do, that they will be consummated, or that additional financing, if needed, will be available on satisfactory terms. In addition, acquisitions involve inherent risks that the businesses acquired will not perform in accordance with our expectations. We may not be able to achieve the synergies and advances we expect from the integration of acquisitions as successfully or rapidly as projected, if at all. Our failure to effectively integrate newly acquired operations could prevent us from realizing our expected rate of return on an acquired business and could have a material and adverse effect on our results of operations and financial condition.
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
Natural disasters or other global or regional catastrophic events could disrupt our operations and adversely affect results. Despite our concerted effort to minimize risk to our production capabilities and corporate information systems and to reduce the effect of unforeseen interruptions to us through business continuity planning, we still may be exposed to interruptions due to catastrophe, natural disaster, terrorism or acts of war, which are beyond our control. Disruptions to our facilities or systems could also interrupt operational processes and adversely impact our ability to manufacture our products and provide services and support to our customers. As a result, our results of our operations, financial position, cash flows and stock price could be adversely affected
Our continued success depends on our ability to protect our intellectual property. Our future success depends in part upon our ability to protect our intellectual property. We rely principally on nondisclosure agreements and other contractual arrangements and trade secret law and, to a lesser extent, trademark and patent law, to protect our intellectual property. However, these measures may be inadequate to protect our intellectual property from infringement by others or prevent misappropriation of our proprietary rights. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do U.S. laws. Our inability to protect our proprietary information and enforce our intellectual property rights through infringement proceedings could have a material adverse effect on our business, financial condition and results of operations.
Our international operations pose certain risks that may adversely impact sales and earnings. We have manufacturing operations and assets located outside of the U.S., including Brazil, Canada, China, Europe, India, Israel and South Africa. We also sell our products to customers and distributors located outside of the U.S. During the year ended June 30, 2007, approximately 52 percent of our consolidated sales were derived from non-U.S. markets. A key part of our long-term strategy is to increase our manufacturing, distribution and sales presence in international markets. These international operations are subject to a number of special risks, in addition to the risks of our domestic business, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, labor unrest, risk of governmental expropriation, domestic and foreign customs and tariffs, current and changing regulatory environments (including, but not limited to, the risks associated with the importation and exportation of products and raw materials), risk of failure of our foreign employees to comply with both U.S. and foreign laws, including antitrust laws, trade regulations and the Foreign Corrupt Practices Act, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, political instability and unrest and risks of increases in taxes. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. To the extent we are unable to effectively manage our international operations and these risks, our international sales may be adversely affected, we may be subject to additional and unanticipated costs, and we may be subject to litigation or regulatory action. As a consequence, our business, financial condition and results of operations could be seriously harmed.
We operate in a highly competitive environment. Our domestic and foreign operations are subject to significant competitive pressures. We compete directly and indirectly with other manufacturers and suppliers of metalworking tools, engineered components and advanced materials. At least one of our competitors is larger, and some of our competitors may have greater access to financial resources and may be less leveraged than us. In addition, the metalworking supply industry is a large, fragmented industry that is highly competitive.
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
Product liability claims could have a material adverse effect on our business. The sale of metalworking, mining, highway construction and other tools and related products as well as engineered components and advanced materials entails an inherent risk of product liability claims. We cannot give assurance that the coverage limits of our insurance policies will be adequate or that our policies will cover any particular loss. Insurance can be expensive, and we may not always be able to purchase insurance on commercially acceptable terms, if at all. Claims brought against us that are not covered by insurance or that result in recoveries in excess of insurance coverage could have a material adverse affect on our business, financial condition and results of operations.

ITEM 1B – UNRESOLVED STAFF COMMENTS
None.
ITEM 2 – PROPERTIES
Our principal executive offices are located at 1600 Technology Way, P.O. Box 231, Latrobe, Pennsylvania, 15650. A summary of our principal manufacturing facilities and other materially important properties is as follows:

Location	Owned/Leased	Principal Products	Segment

United States:
Bentonville, Arkansas	Owned	Carbide Round Tools	MSSG/AMSG
Rogers, Arkansas	Owned	Carbide Products	AMSG
Rogers, Arkansas	Leased	Distribution	AMSG
Placentia, California	Leased	Wear Parts	AMSG
Evans, Georgia	Owned	High-Speed Steel Drills	MSSG
Rockford, Illinois	Owned	Indexable Tooling	MSSG
New Albany, Indiana	Leased	High Wear Coating for Steel Parts	AMSG
Greenfield, Massachusetts	Owned	High-Speed Steel Taps	MSSG
Shelby Township, Michigan	Leased	Thermal Deburring and High Energy Finishing	AMSG
Traverse City, Michigan	Owned	Wear Parts	AMSG
Walker, Michigan	Leased	Thermal Energy Machining	AMSG
Fallon, Nevada	Owned	Metallurgical Powders	MSSG/AMSG
Asheboro, North Carolina	Owned	High-Speed Steel and Carbide Round Tools	MSSG
Henderson, North Carolina	Owned	Metallurgical Powders	MSSG
Roanoke Rapids, North Carolina	Owned	Metalworking Inserts	MSSG
Cleveland, Ohio	Leased	Distribution	MSSG
Akron, Ohio	Owned	Metalworking Inserts and Toolholders	MSSG
Orwell, Ohio	Owned	Metalworking Inserts	MSSG
Solon, Ohio	Owned	Metalworking Toolholders	MSSG
Wapakoneta, Ohio	Owned	Metalworking Drilling and Milling	MSSG
Whitehouse, Ohio	Owned	Metalworking Inserts and Round Tools	MSSG
Bedford, Pennsylvania	Owned	Mining and Construction Tools and Wear Parts	AMSG
Bedford, Pennsylvania	Leased	Distribution	AMSG
Irwin, Pennsylvania	Owned	Carbide Wear Parts	AMSG
Irwin, Pennsylvania	Leased	Abrasive Flow Machining	AMSG
Latrobe, Pennsylvania	Owned	Metallurgical Powders, Wear Parts and Carbide Drills	MSSG/AMSG
Neshannock, Pennsylvania	Leased	Specialty Metals and Alloys	AMSG
Union, Pennsylvania	Owned	Specialty Metals and Alloys	AMSG
Clemson, South Carolina	Owned	High-Speed Steel Drills	MSSG
Johnson City, Tennessee	Owned	Metalworking Inserts	MSSG
Lyndonville, Vermont	Owned	High-Speed Steel Taps	MSSG
Chilhowie, Virginia	Owned	Mining and Construction Tools and Wear Parts	AMSG
New Market, Virginia	Owned	Metalworking Toolholders	MSSG

International:
Sao Paulo, Brazil	Leased	Metalworking Carbide Drills and Metalworking Toolholders	MSSG
Mississauga, Canada	Leased	Saw Blades and Special Tools	MSSG
Victoria, Canada	Owned	Wear Parts	AMSG
Fengpu, China	Owned	Intermetallic Composite Ceramic Powders and Parts	AMSG
Pudong, China	Owned	Metalworking Inserts	MSSG
Tianjin, China	Owned	Metalworking Inserts and Carbide Round Tools	MSSG
Xuzhou, China	Owned	Mining Tools	AMSG
Kingswinford, England	Leased	Metalworking Toolholders	MSSG
Bordeaux, France	Leased	Metalworking Cutting Tools	MSSG
Boutheon Cedex, France	Owned	Metalworking Inserts	MSSG
Ebermannstadt, Germany	Owned	Metalworking Inserts	MSSG
Essen, Germany	Owned	Metallurgical Powders and Wear Parts	MSSG

Location	Owned/Leased	Principal Products	Segment
Konigsee, Germany	Leased	Carbide and High-Speed Steel Drills	MSSG
Lichtenau, Germany	Owned	Metalworking Toolholders	MSSG
Mistelgau, Germany	Owned	Metallurgical Powders, Metalworking Inserts and Wear Parts	MSSG/AMSG
Nabburg, Germany	Owned	Metalworking Toolholders	MSSG
Nabburg, Germany	Owned	Metalworking Round Tools, Drills and Mills	MSSG
Nuenkirchen, Germany	Owned	Distribution	MSSG
Vohenstrauss, Germany	Owned	Metalworking Carbide Drills	MSSG
Bangalore, India	Owned	Metalworking Inserts and Toolholders and Wear Parts	MSSG/AMSG
Shlomi, Israel	Owned	High-Speed Steel and Carbide Round Tools	MSSG
Milan, Italy	Owned	Metalworking Cutting Tools	MSSG
Arnhem, Netherlands	Owned	Wear Products	AMSG
Hardenberg, Netherlands	Owned	Wear Products	AMSG
Rybnik, Poland	Leased	Mining Conicals	AMSG
Vitoria, Spain	Leased	Metalworking Carbide Round Tools	MSSG
Newport, United Kingdom	Owned	Intermetallic Composite Powders	AMSG
We also have a network of warehouses and customer service centers located throughout North America, Europe, India, Asia Pacific and Latin America, a significant portion of which are leased. The majority of our research and development efforts are conducted in a corporate technology center located adjacent to the world headquarters in Latrobe, Pennsylvania, in addition to facilities in Rogers, Arkansas; Fuerth, Germany and Essen, Germany.
We use all significant properties in the businesses of powder metallurgy, tools, tooling systems, engineered components and advanced materials. Our production capacity is adequate for our present needs. We believe that our properties have been adequately maintained, generally are in good condition and are suitable for our business as presently conducted.
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
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of 2007, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.
EXECUTIVE OFFICERS OF THE REGISTRANT — Incorporated by reference into this Part I is the information set forth in Part III, Item 10 under the caption “Executive Officers of the Registrant.”
PART II
ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREOWNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our capital stock is traded on the New York Stock Exchange (symbol KMT). The number of shareowners of record as of July 31, 2007 was 2,619. Stock price ranges and dividends declared and paid were as follows:

Quarter Ended	September 30	December 31	March 31	June 30

2007
High	$62.50	$63.78	$68.15	$82.95
Low	49.70	56.15	56.55	66.82
Dividends	0.19	0.21	0.21	0.21

2006
High	$51.42	$55.62	$62.10	$67.38
Low	44.65	46.20	50.30	53.53
Dividends	0.19	0.19	0.19	0.19

The information incorporated by reference in Item 12 of this annual report on Form 10-K from our 2007 Proxy Statement under the heading “Equity Compensation Plans – Equity Compensation Plan Information” is hereby incorporated by reference into this Item 5.
PERFORMANCE GRAPH
The following graph compares cumulative total shareowner return on our Capital Stock with the cumulative total shareowner return on the common equity of the companies in the Standard & Poor’s Mid-Cap 400 Market Index (S&P Mid-Cap 400), the Standard & Poor’s Composite 1500 Market Index (S&P Composite), and a peer group of companies determined by us (Peer Group) for the period from July 1, 2002 to June 30, 2007.
We created the Peer Group to benchmark our sales and earnings growth, return on invested capital, profitability and asset management. The Peer Group consists of the following companies: Allegheny Technologies Incorporated; Carpenter Technology Corporation; Crane Co.; Danaher Corporation; Eaton Corporation; Flowserve Corp.; Harsco Corporation; Illinois Tool Works, Inc.; Joy Global Inc.; Lincoln Electric Holdings, Inc.; MSC Industrial Direct Co. Inc.; Parker-Hannifin Corporation; Pentair, Inc.; Precision Castparts Corp.; Sauer-Danfoss, Inc.; Teleflex, Incorporated; and The Timken Co.
Comparison of 5-Year Cumulative Total Return
ASSUMES $100 INVESTED ON JULY 1, 2002 AND ALL DIVIDENDS REINVESTED

	2002	2003	2004	2005	2006	2007

Kennametal Inc.	$100.00	$94.48	$130.07	$132.14	$181.92	$242.95
Peer Group Index	100.00	93.82	144.29	144.11	195.25	246.70
S&P Mid-Cap 400	100.00	99.29	127.07	144.90	163.71	194.01
S&P Composite	100.00	100.25	119.41	126.96	137.92	166.32

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid per Share	or Programs (2)	Programs (2)

April 1 through April 30, 2007	29,732	$71.14	17,500	2.9 million
May 1 through May 31, 2007	61,332	$72.56	43,900	2.9 million
June 1 through June 30, 2007	15,598	$76.54	9,900	2.8 million

Total:	106,662	$72.74	71,300

1)	During the period, employees delivered 5,852 shares of restricted stock to Kennametal, upon vesting, to satisfy tax-withholding requirements and 16,418 shares of stock to Kennametal as payment for the exercise price of stock options. During the period, 13,092 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program.

2)	On October 24, 2006, Kennametal’s Board of Directors authorized a share repurchase program, under which Kennametal is authorized to repurchase up to 3.3 million shares of its capital stock. This repurchase program does not have a specified expiration date.

ITEM 6 — SELECTED FINANCIAL DATA

(in thousands, except per share data)		2007	2006	2005	2004	2003

OPERATING RESULTS
Sales	(1)	$2,385,493	$2,329,628	$2,202,832	$1,866,953	$1,662,258
Cost of goods sold		1,543,931	1,497,462	1,431,716	1,237,610	1,111,499
Operating expense		554,634	579,907	559,293	497,308	450,955
Asset impairment and restructuring charges	(2)	5,970	—	4,707	3,683	14,775
Interest expense		29,141	31,019	27,277	25,884	36,166
Income taxes		70,469	172,902	60,967	32,551	13,239
Income from continuing operations	(3)	176,842	272,251	113,919	67,247	31,983
Net income	(4)	174,243	256,283	119,291	73,578	18,130

FINANCIAL POSITION
Working capital		$529,265	$624,658	$402,404	$310,418	$437,344
Total assets		2,606,227	2,435,272	2,092,337	1,938,663	1,822,548
Long-term debt, including capital leases, excluding current maturities		361,399	409,508	386,485	313,400	514,842
Total debt, including capital leases and notes payable		366,829	411,722	437,374	440,207	525,687
Total shareowners’ equity		1,484,467	1,295,365	972,862	887,152	721,577

PER SHARE DATA
Basic earnings from continuing operations		$4.61	$7.08	$3.09	$1.88	$0.91
Basic earnings	(5)	4.54	6.67	3.23	2.06	0.52
Diluted earnings from continuing operations		4.50	6.88	2.99	1.85	0.90
Diluted earnings	(6)	4.44	6.48	3.13	2.02	0.51
Dividends		0.82	0.76	0.68	0.68	0.68
Book value (at June 30)		38.08	33.55	25.52	24.22	20.34
Market price (at June 30)		82.03	62.25	45.85	45.80	33.84

OTHER DATA
Capital expenditures		$92,001	$79,593	$88,552	$56,962	$49,413
Number of employees (at June 30)		13,947	13,282	13,970	13,700	13,970
Basic weighted average shares outstanding		38,394	38,432	36,924	35,704	35,202
Diluted weighted average shares outstanding		39,273	39,551	38,056	36,473	35,479

KEY RATIOS
Sales growth		2.4%	5.8%	18.0%	12.3%	11.5%
Gross profit margin		35.3	35.7	35.0	33.7	33.1
Operating profit margin		11.3	20.5	9.2	6.8	4.9

1)	We divested J&L on May 31, 2006. See Note 19 for financial results of this segment.

2)	In 2007, charge related to an impairment of the MSSG Widia trademark. In 2005, charge related to an impairment of FSS goodwill. In 2004, charges related primarily to two restructuring programs. In 2003, charges related to three restructuring programs.

3)	In 2006, income from continuing operations includes net gain on divestitures of $122.5 million.

4)	Net income includes (loss) income from discontinued operations of ($2.6) million, ($16.0) million, $5.4 million, $6.3 million and ($13.9) million for 2007, 2006, 2005, 2004 and 2003, respectively.

5)	Basic earnings per share includes basic (loss) earnings from discontinued operations per share of ($0.07), ($0.41), $0.14, $0.18 and ($0.39) for 2007, 2006, 2005, 2004 and 2003, respectively.

6)	Diluted earnings per share includes diluted (loss) earnings from discontinued operations per share of ($0.06), ($0.40), $0.14, $0.17 and ($0.39) for 2007, 2006, 2005, 2004 and 2003, respectively.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
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
OVERVIEW Kennametal Inc. is a leading global supplier of tooling, engineered components and advanced materials consumed in production processes. We believe that our reputation for manufacturing excellence as well as our technological expertise and innovation in our principal products has helped us achieve a leading market presence in our primary markets. We believe we are the second largest global provider of metalcutting tools and tooling systems.
Fiscal 2007 was, financially and operationally, one of the best in Kennametal’s history. We made steady progress in many aspects of our business including generating sales growth, expanding through acquisitions, completing the divestitures of non-core businesses and implementing further cost control initiatives throughout our company. Within 7 months of the J&L divestiture, we more than replaced the sales and earnings previously contributed by J&L. In 2007, we reached a record $2.4 billion in sales. Through our 2007 Business Acquisitions, we have expanded our presence in a number of markets including aerospace, general engineering and energy. We completed the divestitures of our Kemmer Praezision Electronics business (Electronics) and consumer retail product line, including industrial saw blades (CPG). We continued to improve our manufacturing efficiency, which helped to mostly offset the impact of higher raw materials costs incurred during the year. Cost control initiatives implemented on a company wide basis contributed to a reduction in operating expense of $25.3 million in 2007 compared to 2006, and operating expense as a percentage of sales was reduced by 160 basis points for the same comparable periods.
Throughout 2007, we focused on developing new products and technologies to drive growth and address the need of our customers. In 2007, 47 percent of our sales were from new products.
We applied a considerable portion of our strong cash flow in 2007 to fund and drive on-going growth initiatives. In 2007, we invested $92.0 million in capital expenditures on projects to improve productivity, add manufacturing capacity and enhance our capabilities for new and improved products. We redeployed $246.5 million of the cash proceeds from the 2006 divestiture of J&L to acquire companies that complement our core businesses and offer additional opportunities for sales growth and margin expansion.
ACQUISITIONS AND DIVESTITURES During 2007, we completed our 2007 Business Acquisitions. We completed three acquisitions in our AMSG segment for a combined net purchase price of $165.1 million, which generated AMSG goodwill of $49.0 million based on one final and two preliminary purchase price allocations of which $16.8 million is deductible for income tax purposes. We completed two acquisitions in our MSSG segment for a net purchase price of $97.5 million including an additional payment of euro 12.0 million, which will be paid in 2011. The MSSG acquisitions generated goodwill of $63.8 million based on preliminary purchase price allocations of which $26.6 million is deductible for income tax purposes.
Effective June 12, 2006, we divested our United Kingdom- (U.K.) based high-speed steel business (Presto) for proceeds of $1.5 million as a part of our strategy to exit non-core businesses. This divestiture resulted in a pre-tax loss of $9.4 million in 2006. Included in the loss was a $7.3 million inventory charge reported in cost of goods sold. This business was a part of the MSSG segment. Cash flows of this component that will be retained have been deemed significant in relation to prior cash flows of the disposed component. The sale agreement includes a three-year supply agreement that management deems to be both quantitatively and qualitatively material to the overall operations of the disposed component and constitutes significant continuing involvement. As such, the results of operations of Presto prior to the divestiture were reported in continuing operations.
Effective June 1, 2006, we divested J&L for proceeds of $359.2 million, of which $9.7 million and $349.5 million was received in 2007 and 2006, respectively, as a part of our strategy to exit non-core businesses. During 2006, we recognized a pre-tax gain of $233.9 million. The inventory-related portion of this gain amounting to $1.9 million was recorded in cost of goods sold. During 2006, we also recognized $6.4 million of divestiture-related charges in our Corporate segment that were included in operating expense. Cash flows of this component that will be retained have been deemed significant in relation to prior cash flows of the disposed component. The sale agreement includes a five-year supply agreement and a two-year private label agreement. Management deems these agreements to be both quantitatively and qualitatively material to the overall operations of the disposed component and constitutes significant continuing involvement. As such, J&L results prior to the divestiture were reported in continuing operations. During 2007, we also recognized a pre-tax loss of $1.6 million related to a post-closing adjustment.

Effective May 1, 2005, we divested FSS for a selling price of $39.3 million. The sales agreement includes a four-year supply agreement that management deems to be both quantitatively and qualitatively material to the overall operations of the disposed component and constitutes significant continuing involvement. As such, the results of operations of FSS prior to the divestiture are reported in continuing operations. During 2005, we completed an impairment analysis as the estimated selling price was below the carrying value of the business. As a result in 2005 we recorded an impairment charge related to FSS goodwill of $4.7 million. During 2005, we also recorded a loss on divestiture of $1.5 million to record the assets of this business at their estimated fair market value less cost to sell.
Effective March 1, 2005, we acquired Extrude Hone Corporation (Extrude Hone) for $146.8 million, including a post-closing purchase price adjustment of $23.4 million. This purchase price included the actual purchase price of $156.5 million, plus direct acquisition costs of $0.9 million, less $10.6 million of acquired cash. We acquired Extrude Hone to expand our product and solutions offerings in the area of engineered components. Extrude Hone supplies market-leading engineered component process technology to customers in a variety of industries around the world. This process technology focuses on component deburring, polishing and producing controlled radii. Extrude Hone’s operating results have been included in our consolidated results since March 1, 2005 and are included in the AMSG segment.
We continue to evaluate new opportunities that allow for the expansion of existing product lines into new market areas where appropriate. We also continue to evaluate opportunities that allow for the introduction of new and/or complimentary product offerings into new and/or existing market areas where appropriate. In 2007, we expect to evaluate potential acquisition candidates that offer strategic technologies in an effort to continue to grow our AMSG business and further enhance our MSSG market position.
DISCONTINUED OPERATIONS During 2006, our Board of Directors and management approved plans to divest Electronics and CPG as a part of our strategy to exit non-core businesses. These divestitures were accounted for as discontinued operations.
The divestiture of Electronics, which was part of the AMSG segment, was completed in two separate transactions. The first transaction closed during 2006. The second transaction closed on December 31, 2006. During 2006, we recognized a pre-tax loss of $22.0 million, including an $8.8 million inventory-related charge. The assets and liabilities of the business were recorded at fair value as of June 30, 2006. During 2007, we recognized a pre-tax gain on divestiture of $0.1 million to adjust the related net assets to fair value. Also during 2007, management completed its assessment of the future use of a building owned and previously used by Electronics, but not divested. We concluded that we have no future economic use for the facility. As a result, we wrote the building down to fair value and recognized a pre-tax impairment charge of $3.0 million during 2007.
The divestiture of CPG, which was part of the MSSG segment, closed August 31, 2006 for net consideration of $31.2 million. We received $28.0 million in net proceeds related to the sale of this business of which $26.5 million and $1.5 million were received during 2007 and 2006, respectively. We expect to receive $3.0 million in 2008. During 2006, we recorded a pre-tax goodwill impairment charge of $5.0 million related to CPG based primarily on a discounted cash flow analysis. During the fourth quarter of 2006, we recorded an additional pre-tax goodwill impairment charge of $10.7 million based on the expected proceeds from the sale of the business and a pre-tax loss on divestiture of $0.5 million. These charges were not deductible for income tax purposes. Also included in discontinued operations was a $13.7 million tax benefit recorded during 2006 reflecting a deferred tax asset related to tax deductions that were realized as a result of the divestiture. The assets and liabilities of this business were recorded at fair value and presented as held for sale as of June 30, 2006. During 2007, we recognized an additional pre-tax loss on divesture of $1.0 million related to post-closing adjustments.
The following represents the results of discontinued operations for the years ended June 30, 2007, 2006 and 2005:

(in thousands)	2007	2006	2005

Sales	$15,034	$89,987	$101,335

(Loss) income from discontinued operations before income taxes	$(2,464)	$(35,711)	$5,799
Income tax expense (benefit)	135	(19,743)	427

(Loss) income from discontinued operations	$(2,599)	$(15,968)	$5,372

RESULTS OF CONTINUING OPERATIONS
SALES Sales of $2,385.5 million in 2007 increased 2.4 percent versus $2,329.6 million in 2006. The increase in sales was primarily attributed to organic sales growth of $128.5 million and favorable foreign currency effects of $58.1 million. The organic sales growth was primarily driven by growth in European and developing economies, growth in the distribution and general engineering markets and favorable conditions in certain other markets, particularly in the energy and mining markets. These increases in sales were partially offset by the net impact of acquisitions and divestitures of $130.7 million, primarily the divestiture of J&L.
Sales of $2,329.6 million in 2006 increased 5.8 percent versus $2,202.8 million in 2005. The increase in sales was primarily attributed to organic sales growth of $207.2 million and incremental sales due to acquisitions of $54.0 million. The organic sales growth was primarily driven by product price increases implemented to offset raw material cost increases, new product introductions, further penetration in several markets, particularly in North America, and continued growth in developing economies. These increases in sales were partially offset by a $115.0 million decrease due primarily to the divestitures of J&L and FSS and unfavorable foreign currency effects of $19.4 million.
GROSS PROFIT Gross profit increased $9.4 million to $841.6 million in 2007 from $832.2 million in 2006. The increase was primarily due to the favorable impacts of organic sales growth, foreign currency effects of $23.0 million and a reduction of pension and other postretirement benefit expense of $6.9 million. These benefits were partially offset by the unfavorable net impact of acquisitions and divestitures of $42.2 million, higher raw material costs and costs related to a plant closure of $3.5 million.
The gross profit margin for 2007 decreased 40 basis points to 35.3 percent from 35.7 percent in 2006. The decrease was primarily attributed to higher raw material costs and an unfavorable impact due to the above-mentioned plant closure costs partially offset by the net impact of acquisitions and divestitures and a reduction in pension expense, which favorably impacted the margin by 80 basis points and 30 basis points, respectively.
Gross profit increased $61.1 million to $832.2 million in 2006 from $771.1 million in 2005. The improvement was driven by product price increases partially offset by raw material costs increases. Increased sales volume positively impacted gross profit by $24.5 million.
The gross profit margin for 2006 increased 70 basis points to 35.7 percent from 35.0 percent in 2005. The gross profit margin improvement was driven by a net favorable impact of acquisitions and divestitures and the impact of product price increases, which were partially offset by increased raw material costs and the impact of continued cost containment.
OPERATING EXPENSE Operating expense in 2007 was $554.6 million, a decrease of $25.3 million, or 4.4 percent, compared to $579.9 million in 2006. The decrease in operating expense was primarily attributed to the net impact of acquisitions and divestitures of $38.4 million as well as reductions in professional fees of $6.2 million and pension and other postretirement benefit expense of $4.6 million. These benefits were partially offset by unfavorable foreign currency effects of $13.7 million, increased travel expenses of $3.4 million and the effect of a prior year environmental reserve adjustment of $2.6 million.
Operating expense in 2006 was $579.9 million, an increase of $20.6 million, or 3.7 percent, compared to $559.3 million in 2005. The increase in operating expense was primarily attributed to employment cost increases of $10.3 million, $7.6 million of stock option expense resulting from the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment (revised 2004)” (SFAS 123(R)), $6.4 million of J&L divestiture-related costs and defined benefit plan expense increases of $5.7 million. These increases were partially offset by the net effect of acquisitions and divestitures of $6.5 million and favorable foreign currency effects of $6.7 million.
ASSET IMPAIRMENT CHARGES During 2007, we completed our strategic analysis and plan for our Widia brand. As a key element of our channel and brand strategy, we will leverage the strength of this brand to accelerate growth in the distribution market. Since demand in the distribution market is mostly for standard products and to further our relationship with our Widia distributors, we intend to migrate direct sales of Widia custom solutions products to the Kennametal brand. As a result, we recorded a pre-tax impairment charge of $6.0 million related to our MSSG Widia trademark during the third quarter of 2007.
In 2006, we did not incur any impairment charges with respect to our continuing operations.
In 2005, we divested FSS and completed an impairment analysis as the estimated selling price was below the carrying value of the business. As a result, we recorded a pre-tax impairment charge related to FSS goodwill of $4.7 million in 2005.

LOSS (GAIN) ON DIVESTITURES During 2007, we recorded a loss on divestiture of $1.6 million as a result of a post-closing adjustment related to our divestiture of J&L.
During 2006, we completed the divestitures of J&L and Presto for a gain of $233.9 million and a loss of $9.4 million, respectively. The inventory-related portion of the J&L gain and Presto loss amounting to $1.9 million and $7.3 million, respectively, were included in cost of goods sold in 2006.
In 2005, we completed the divestiture of FSS and recorded a loss on divestiture of $1.5 million.
See the discussion under the heading “Acquisitions and Divestitures” within this MD&A for additional information related to these divestitures.
AMORTIZATION OF INTANGIBLES Amortization expense increased $4.3 million to $9.9 million in 2007 from $5.6 million in 2006. The increase was primarily due to the impact of our 2007 Business Acquisitions.
Amortization expense increased $2.1 million to $5.6 million in 2006 from $3.5 million in 2005. The increase was primarily attributed to the acquisition of Extrude Hone effective March 1, 2005.
INTEREST EXPENSE Interest expense decreased $1.9 million to $29.1 million in 2007 compared with $31.0 million in 2006. This decrease was due primarily to a $140.0 million decrease in average domestic borrowings partially offset by the impact of higher average borrowing rates. The weighted average domestic borrowing rate increased from 5.5 percent in 2006 to 7.0 percent in 2007 due primarily to repayments of lower cost floating rate debt during 2007. The portion of our debt subject to variable rates of interest was approximately 53 percent and 60 percent at June 30, 2007 and 2006, respectively.
Interest expense was $31.0 million in 2006 compared with $27.3 million in 2005. The increase in interest expense was due to higher average borrowing rates in 2006. The weighted average domestic borrowing rate increased from 4.7 percent in 2005 to 5.5 percent in 2006. The portion of our debt subject to variable rates of interest was approximately 60 percent at June 30, 2006 and 2005.
OTHER INCOME, NET In 2007, other income, net increased by $7.0 million to $9.2 million compared to $2.2 million in 2006. The increase was primarily due to a reduction in accounts receivable securitization fees of $4.7 million, an information technology service agreement resulting in $1.3 million of income and an increase in interest income of $0.8 million, partially offset by the effect of a prior year gain on the sale of a non-core product line of $1.1 million.
In 2006, other income, net decreased by $1.4 million to $2.2 million compared to $3.6 million in 2005. The decrease was primarily attributed to unfavorable foreign currency effects of $3.0 million and an increase in accounts receivable securitization fees of $1.6 million partially offset by an increase in interest income of $1.4 million and a gain on the sale of a non-core product line of $1.1 million. Other income, net for 2006 and 2005 included fees of $4.8 million and $3.2 million, respectively, related to the accounts receivable securitization program.
INCOME TAXES The effective tax rate from continuing operations for 2007 was 28.2 percent compared to 38.6 percent for 2006. The decrease in the effective rate from 2006 to 2007 was primarily driven by the continuing operational performance of our pan-European centralized business model, a favorable valuation allowance adjustment related to net operating loss carryforwards for state income tax purposes, unfavorable permanent differences in 2006 related to the J&L divestiture and income tax expense in 2006 associated with cash repatriated under the American Jobs Creation Act of 2004 (AJCA). The impact of these items was partially offset by a tax charge recognized in 2007 for tax contingencies in Europe, as well as the favorable resolution of tax contingencies in 2006 that were primarily related to a research and development credit claim.
During 2006, we implemented an enhanced pan-European centralized business model, which involved the establishment of a Principal company. In this structure, key management decision-making and responsibility are centralized in the Principal company that maintains the responsibility to drive all strategic and operational initiatives of the European business. Manufacturing and sales operations have been transformed into toll manufacturers and limited risk distributors. Service functions have also been organized into separate units. This enables these functions to intensify their focus on and increase their efficiency in production, sales growth and supporting services, following clearly defined and uniform processes as directed by the Principal company.
On October 22, 2004, the AJCA was enacted. During 2006, we completed our evaluation of a provision within the AJCA that provides for a special one-time deduction of 85.0 percent of foreign earnings that are repatriated to the United States, as defined by the AJCA, and repatriated $88.8 million of foreign earnings under the AJCA. Notwithstanding this one-time repatriation, we maintain that the unremitted earnings of our non-U.S. subsidiaries are permanently reinvested, and accordingly, no deferred tax liability has been recorded in connection therewith.

The effective tax rate from continuing operations for 2006 was 38.6 percent compared to 34.2 percent for 2005. The increase in the effective rate from 2005 to 2006 was primarily driven by permanent differences related to the divestiture of J&L, the income tax expense associated with cash repatriated under the AJCA, impairment charges related to the divestiture of Presto for which tax benefits could not be recognized, and the impact of adopting SFAS 123(R). The impact of these items was partially reduced by a favorable resolution of tax contingencies with the Internal Revenue Service, which was primarily related to a research and development tax credit claim, the favorable effect of operating under our new business model in Europe, and reversal of a valuation allowance that resulted from a change in circumstances that caused a change in judgment about the realizability of certain deferred tax assets in Europe.
During the first quarter of 2008, the German government enacted a tax reform bill that included a reduction of its corporate income tax rate. As a result, during the first quarter of 2008, we will adjust the balance of our net deferred tax assets in Germany for the effect of this change in tax rate, which will be an increase to deferred tax expense of approximately $6.1 million. We expect the impact of this tax rate change will have a favorable effect on our effective tax rate on a prospective basis; however, we do not expect the impact will be material to our results of operations or financial condition.
INCOME FROM CONTINUING OPERATIONS Income from continuing operations was $176.8 million, or $4.50 per diluted share, in 2007 compared to $272.3 million, or $6.88 per diluted share, in 2006. The decrease in income from continuing operations was a result of the factors previously discussed.
Income from continuing operations was $272.3 million, or $6.88 per diluted share, in 2006 compared to $113.9 million, or $2.99 per diluted share, in 2005. The increase in income from continuing operations was a result of the factors previously discussed.
BUSINESS SEGMENT REVIEW Prior to the divestitures of J&L and FSS in 2006 and 2005, respectively, our operations were organized into four global business units consisting of MSSG, AMSG, J&L and FSS, and Corporate. In 2005, FSS outside sales, intersegment sales and operating loss were $122.9 million, $2.6 million and $4.1 million, respectively. The presentation of segment information reflects the manner in which we organize segments for making operating decisions and assessing performance.
METALWORKING SOLUTIONS & SERVICES GROUP

(in thousands)	2007	2006	2005

External sales	$1,577,234	$1,401,777	$1,313,525
Intersegment sales	135,502	186,024	150,039
Operating income	221,387	197,525	178,313

External sales increased by $175.5 million, or 12.5 percent, from 2006. This increase was driven primarily by growth in European sales of 15.0 percent and North American sales of 9.4 percent, both aided somewhat by the effects of acquisitions, and growth in Asia Pacific sales of 21.4 percent and India sales of 14.5 percent. MSSG experienced growth in the distribution channel, general engineering, aerospace and machine tool markets. Favorable foreign currency effects were $49.4 million for 2007.
Operating income increased by $23.9 million, or 12.1 percent, from 2006. Operating margin on total sales was 12.9 percent in 2007 compared to 12.4 percent in 2006. These results benefited from sales growth as discussed above and continued cost containment, partially offset by an asset impairment charge of $6.0 million and $3.5 million of plant closure costs. The prior year results included divestiture-related charges of $9.4 million.
External sales increased by $88.3 million, or 6.7 percent, from 2005. The increase in sales was due primarily to further market penetration, new product introduction and growth of Widia product sales in the Americas, as well as product price increases offset by a decline of Widia product sales in Europe and unfavorable foreign currency effects of $12.9 million. MSSG experienced growth across several sectors lead by the distribution channel, automotive, energy and general engineering. This increase was driven primarily by growth in metalworking sales in North America and industrial product sales, which were up 12.8 percent and 10.0 percent, respectively. European sales were flat year over year. MSSG reported emerging market growth in Latin America and India of 18.7 percent and 16.9 percent, respectively.
Operating income increased by $19.2 million, or 10.8 percent, from 2005 as a result of product price increases and a continued focus on cost containment offset by increases in raw material costs and a $9.4 million charge related to the divestiture of Presto. Operating margin on total sales was 12.4 percent in 2006 compared to 12.2 percent in 2005.

ADVANCED MATERIALS SOLUTIONS GROUP

(in thousands)	2007	2006	2005

External sales	$808,259	$676,556	$510,572
Intersegment sales	42,881	38,509	33,776
Operating income	131,323	121,058	84,268

In 2007, AMSG external sales increased by $131.7 million, or 19.5 percent, from 2006. The increase in sales was primarily attributed to the impact of favorable conditions in the energy market, increased market share in several markets, particularly the mining and construction market, and the effects of acquisitions. The increase in sales was achieved primarily in energy product sales, which were up 23.7 percent, engineered products sales, which were up 20.8 percent, and mining and construction products, which were up 6.4 percent. Favorable foreign currency effects were $11.2 million for the year.
Operating income increased $10.3 million, or 8.5 percent, from 2006. The increase was primarily attributed to the benefits of higher sales volumes, the effects of acquisitions and new product introductions, partially offset by higher raw material costs. Operating margin on total sales was 15.4 percent in 2007 compared to 16.9 percent in 2006. Margins decreased due primarily to the impact of higher raw material costs, the short-term unfavorable impact of recent acquisitions, the effects of certain restructuring actions taken at Extrude Hone and a softness in demand for certain markets served by Extrude Hone, particularly related to diesel fuel systems. We believe that demand for diesel fuel systems will increase in the near term as new government standards are issued for increased fuel economy and lower emissions of diesel engines.
In 2006, AMSG external sales increased by $166.0 million, or 32.5 percent, from 2005. The increase in sales was primarily due to favorable market conditions, product price increases and acquisitions. The increase in sales was achieved primarily in energy products, mining and construction products and engineered products, which increased 41.4 percent, 14.8 percent and 24.7 percent, respectively. Acquisitions increased sales by $56.5 million.
Operating income increased $36.8 million, or 43.7 percent, from 2005. Operating margin on total sales was 16.9 percent in 2006 compared to 15.5 percent in 2005. The increase was primarily attributed to sales volume growth, product price increases and the accretive effects of acquisitions partially offset by significant increases in raw material costs.
J&L INDUSTRIAL SUPPLY

(in thousands)	2006	2005

External sales	$251,295	$255,840
Intersegment sales	797	1,662
Operating income	260,894	27,094

In 2006, J&L external sales decreased $4.5 million, or 1.8 percent, from 2005. The decrease in sales was due to the divestiture effective June 1, 2006. Operating income increased $233.8 million from 2005. The increase in operating income was primarily the result of the pre-tax gain on divestiture of $233.9 million.
CORPORATE Corporate represents corporate shared service costs, certain employee benefit costs, certain employment costs, such as performance-based bonuses and stock-based compensation expense, and eliminations of operating results between segments.

(in thousands)	2007	2006	2005

Operating loss	$(83,290)	$(102,958)	$(83,460)

In 2007, operating loss decreased $19.7 million, or 19.1 percent, from 2006. The decrease was primarily attributed to reductions in employment costs of $8.2 million, pension and other postretirement benefit expenses of $7.2 million and professional fees of $6.1 million as well as a $3.7 million decrease in J&L divestiture-related costs partially offset by a $2.5 million increase in research and development activities.
In 2006, operating loss increased $19.5 million, or 23.4 percent, from 2005. The increase was primarily attributed to an increase in defined benefit pension plan expense of $12.9 million, stock option expense of $7.6 million resulting from the adoption of SFAS 123(R) and $6.4 million of J&L divestiture-related costs partially offset by a decrease in a bonus provision of $5.8 million.

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
In March 2006, we entered into a five-year, multi-currency, revolving credit facility with a group of financial institutions (2006 Credit Agreement). The 2006 Credit Agreement permits revolving credit loans of up to $500.0 million for working capital, capital expenditures and general corporate purposes. The 2006 Credit Agreement allows for borrowings in U.S. dollars, Euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2006 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus 0.5 percent or (3) fixed as negotiated by us.
The 2006 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). As of June 30, 2007, outstanding borrowings under the agreement were $58.6 million. As of June 30, 2007, $25.0 million of these borrowings were denominated in U.S. dollars and $33.6 million were denominated in euro. We had the ability to borrow under the agreement, or otherwise incur, additional debt of up to $1.1 billion as of June 30, 2007 and remain in compliance with the maximum leverage ratio financial covenant. At June 30, 2007, we were in compliance with all debt covenants.
Borrowings under the 2006 Credit Agreement are guaranteed by our significant domestic subsidiaries.
Additionally, we obtain local financing through credit lines with commercial banks in the various countries in which we operate. At June 30, 2007, these borrowings amounted to $3.3 million of notes payable and $6.8 million of term debt and capital leases. We believe that cash flow from operations and the availability under our credit lines will be sufficient to meet our cash requirements over the next 12 months.
Based upon our debt structure at June 30, 2007 and 2006, approximately 53 percent and 60 percent of our debt, respectively, was exposed to variable rates of interest, which is consistent with our target range for variable versus fixed interest rate debt. We periodically review the target range and the strategies designed to maintain the mix of variable to fixed interest rate debt within that range. In the future, we may decide to adjust the target range or the strategies to achieve it.
Following is a summary of our contractual obligations and other commercial commitments as of June 30, 2007 (in thousands):

			Less than			More than
Contractual Obligations		Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	(1)	$478,228	$23,396	$47,344	$407,401	$87
Notes payable	(2)	3,393	3,393	—	—	—
Pension benefit payments		(3)	30,550	69,047	76,948	(3)
Postretirement benefit payments		(3)	2,824	6,231	6,197	(3)
Capital leases	(4)	6,959	2,135	3,192	455	1,177
Operating leases		74,596	18,979	20,844	8,012	26,761
Purchase obligations	(5)	448,684	121,892	206,924	119,868	—

Total			$203,169	$353,582	$618,881

1)	Long-term debt includes interest obligations of $120.8 million. Interest obligations were determined assuming interest rates as of June 30, 2007 remain constant.

2)	Notes payable includes immaterial interest obligations. Interest obligations were determined assuming interest rates as of June 30, 2007 remain constant.

3)	Annual payments are expected to continue into the foreseeable future at the amounts noted in the table.

4)	Capital leases include interest obligations of $0.9 million.

5)	Purchase obligations consist of purchase commitments for materials, supplies and machinery and equipment as part of the ordinary conduct of business. Purchase obligations with variable price provisions were determined assuming current market prices as of June 30, 2007 remain constant.

		Less than			More than
Other Commercial Commitments	Total	1 Year	1-3 Years	3-5 Years	5 Years

Standby letters of credit	$9,889	$3,689	$6,200	$—	$—
Guarantees	18,181	14,762	183	1,430	1,806

Total	$28,070	$18,451	$6,383	$1,430	$1,806

The standby letters of credit relate to insurance and other activities.

Cash flows from discontinued operations are not deemed material and have been combined with cash flows from continuing operations within each cash flow statement category. The absence of cash flows from discontinued operations is not expected to have a material impact on our future liquidity and capital resources.
Cash Flow Provided by Operating Activities
During 2007, we generated $199.0 million in cash flow from operations, an increase of $180.0 million, compared to 2006. Cash flow provided by operating activities for 2007 consists of net income and non-cash items totaling $270.1 million offset somewhat by net changes in certain assets and liabilities of $71.1 million. Contributing to these net changes were a $31.1 million increase in accounts receivable due to higher sales volumes, a $26.1 million increase in inventory due to higher sales volume and increased raw material inventory, an increase in accounts payable and accrued liabilities of $39.3 million and a decrease in accrued income taxes of $63.5 million primarily due to first quarter tax payments of $86.2 million that mostly related to the gain on divestiture of J&L and cash repatriated during 2006 under the AJCA.
During 2006, cash flow provided by operating activities consisted of net income and non-cash items totaling $173.7 million offset mostly by net changes in certain assets and liabilities of $154.7 million. Contributing to such net changes were $109.8 million of remittances in excess of proceeds under our accounts receivable securitization program, a decrease in accounts payable and accrued liabilities of $85.4 million, which includes $73.0 million for funding a portion of our U.K. and U.S. defined benefit pension plans, and an increase in accrued income taxes of $73.1 million due primarily to divestiture activities.
During 2005, cash flow provided by operating activities consisted of net income and non-cash items totaling $225.2 million offset by net changes in certain assets and liabilities of $22.9 million. Contributing to such net changes were increases in accounts receivable and inventories of $46.1 million and $8.4 million, respectively, due to increased 2005 sales and $7.7 million of net repayments of our accounts receivable securitization program resulting from the FSS divestiture.
Cash Flow Used for / Provided by Investing Activities
In 2007, net cash used for investing activities of $302.5 million included $246.5 million used for the acquisition of business assets and $92.0 million used for purchases of property, plant and equipment, which consisted primarily of equipment upgrades, partially offset by proceeds from divestitures of $36.2 million.
We have projected our capital expenditures for 2008 to be approximately $135 million to $145 million, which will be used primarily to invest in capacity, manufacturing capabilities and geographic expansion. We believe this level of capital spending is sufficient to maintain competitiveness and improve productivity.
During 2006, net cash provided by investing activities of $239.3 million included proceeds from divestitures of $352.4 million offset by purchases of property, plant and equipment of $79.6 million, which consisted primarily of equipment upgrades, and $31.4 million used for the acquisition of business assets.
During 2005, net cash used for investing activities of $185.9 million included $136.6 million used for the acquisition of business assets and $88.6 million of purchases of property, plant and equipment, which was primarily used to support our growth in China and India, offset by $37.3 million of proceeds from divestitures.
Cash Flow Used for Financing Activities
Net cash used for financing activities was $82.7 million in 2007. This consisted primarily of a net decrease in borrowings of $53.3 million, $41.4 million for the repurchase of capital stock and $31.8 million of cash dividends paid to shareowners, partially offset by $50.9 million of dividend reinvestment and the effects of employee benefit and stock plans. The reduction of borrowings, repurchase of capital stock and increase in cash dividends paid of $2.0 million reflect the company’s priority uses of cash as a result of the J&L divestiture in 2006.
During 2006, net cash used for financing activities of $66.0 million included $93.0 million for the repurchase of capital stock, $29.7 million of cash dividends paid to shareowners and a net decrease in borrowings of $16.5 million, partially offset by dividend reinvestment and the effect of employee benefit and stock plans of $75.8 million.
During 2005, net cash used for financing activities was $0.5 million. This included $25.4 million of cash dividends paid to shareowners and a $9.9 million decrease in borrowings, partially offset by dividend reinvestment and the effect of employee benefit and stock plans of $37.6 million.

OFF-BALANCE SHEET ARRANGEMENTS We have an agreement with a financial institution whereby we are permitted to securitize, on a continuous basis, an undivided interest in a specific pool of our domestic trade accounts receivable up to $10.0 million at June 30, 2007 (2003 Securitization Program). The 2003 Securitization Program provides for a co-purchase arrangement, whereby two financial institutions participate in the purchase of our accounts receivable. Pursuant to this agreement, we, and certain of our domestic subsidiaries, may sell our domestic accounts receivable to Kennametal Receivables Corporation (KRC), a wholly-owned, bankruptcy-remote subsidiary. A bankruptcy-remote subsidiary is a company that has been structured to make it highly unlikely that it would be drawn into a bankruptcy of Kennametal Inc., or any of our other subsidiaries. KRC was formed to purchase these accounts receivable and sell participating interests in such accounts receivable to the financial institutions, which in turn purchase and receive ownership and security interests in those assets.
The financial institutions charge us fees based on the level of accounts receivable securitized under this agreement and the commercial paper market rates plus the financial institutions’ cost to administer the program. The costs incurred under this program in 2007 were immaterial. The costs incurred under this program in 2006 and 2005 were $4.8 million and $3.2 million, respectively, and were accounted for as a component of other income, net.
At June 30, 2007 and 2006, there were no accounts receivable securitized under this program. In June 2006, total collections on accounts receivable securitized reduced these amounts to zero. No additional accounts receivable were securitized after this reduction.
FINANCIAL CONDITION At June 30, 2007, total assets were $2,606.2 million, compared to $2,435.3 million at June 30, 2006. Working capital was $529.3 million at June 30, 2007, a decrease of 15.3 percent from $624.7 million for 2006. The decrease was primarily driven by cash used for acquisitions of $246.5 million, partially offset by proceeds from divestitures of $36.2 million. Net property, plant and equipment increased $83.6 million from $530.4 million at June 30, 2006 to $614.0 million at June 30, 2007 due to acquisitions of business assets and machinery and equipment upgrades partially offset by depreciation expense. At June 30, 2007, other assets were $975.7 million, an increase of $157.7 million from $818.0 million at June 30, 2006. The increase was primarily attributed to increases in goodwill and intangible assets of $131.4 million and $84.5 million, respectively, as a result of our 2007 business acquisitions.
Total liabilities decreased $21.2 million from $1,125.3 million at June 30, 2006 to $1,104.1 million at June 30, 2007. This decrease was primarily due to decreases in accrued income taxes of $62.8 million and a net reduction in long-term debt, notes payable and capital leases including current portion of $45.0 million, partially offset by an increase in accounts payable of $64.4 million.
Shareowners’ equity was $1,484.5 million at June 30, 2007, an increase of $189.1 million from the prior year. The increase was primarily attributed to net income of $174.2 million, the effect of employee stock and benefit plan activity of $56.5 million and other comprehensive income of $54.4 million partially offset by repurchases of capital stock totaling $41.4 million, cash dividends of $31.8 million and the impact of adopting SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 123(R)” (SFAS 158) of $30.6 million.
ENVIRONMENTAL MATTERS The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.
Superfund Sites We are involved as a PRP at various sites designated by the USEPA as Superfund sites, including the Li Tungsten Superfund site in Glen Cove, New York. With respect to the Li Tungsten site, we recorded an environmental reserve following the identification of other PRPs, an assessment of potential remediation solutions and an entry of a unilateral order by the USEPA directing certain remedial action. In May 2006, we reached an agreement in principle with the DOJ with respect to this site; the DOJ informed us that it would accept a payment of $0.9 million in full settlement for its claim against us for costs related to the Li Tungsten site. The Consent Order and Agreement for settlement of our Li Tungsten liability has been finalized, executed by the parties and filed with the court. At June 30, 2007 and 2006 we had an accrual of $1.0 million relative to this environmental issue.
During 2006, we were notified by the USEPA that we have been named as a PRP at the Alternate Energy Resources Inc. site located in Augusta, Georgia. The proceedings in this matter have not yet progressed to a stage where it is possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, or the amount of our liability alone or in relation to that of any other PRPs.

Other Environmental Issues Additionally, we also maintain reserves for other potential environmental issues. At June 30, 2007 and 2006 the total of these accruals was $5.4 million and $5.3 million, respectively, and represent anticipated costs associated with the remediation of these issues. During 2006, we completed the remediation activities related to a site in India and reversed the remaining accrual of $1.0 million to operating expense. As a result of the Extrude Hone acquisition, we established an environmental reserve of $0.4 million in 2006. Cash payments of $0.1 million and $0.2 million were made against these reserves during 2007 and 2006, respectively. We recorded unfavorable foreign currency translation adjustments of $0.2 million during 2007 and 2006 related to these reserves.
We maintain a Corporate EH&S Department, as well as an EH&S Steering Committee, to ensure compliance with environmental regulations and to monitor and oversee remediation activities. In addition, we have established an EH&S administrator at each of our global manufacturing facilities. Our financial management team periodically meets with members of the Corporate EH&S Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly basis, we review financial provisions and reserves for environmental contingencies and adjust such reserves when appropriate.
EFFECTS OF INFLATION Despite modest inflation in recent years, rising costs, in particular the cost of certain raw materials, continue to affect our operations throughout the world. We strive to minimize the effects of inflation through cost containment, productivity improvements and price increases under highly competitive conditions.
DISCUSSION OF CRITICAL ACCOUNTING POLICIES In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, we make judgments and estimates about the amounts reflected in our financial statements. As part of our financial reporting process, our management collaborates to determine the necessary information on which to base our judgments and develops estimates used to prepare the financial statements. We use historical experience and available information to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of different facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in our financial statements. Our significant accounting policies are described in Note 2 of our consolidated financial statements set forth in Item 8. We believe that the following discussion addresses our critical accounting policies.
Revenue Recognition We recognize revenue upon shipment of our products and assembled machines. Our general conditions of sale explicitly state that the delivery of our products and assembled machines is F.O.B. shipping point and that title and all risks of loss and damages pass to the buyer upon delivery of the sold products or assembled machines to the common carrier.
Our general conditions of sale explicitly state that acceptance of the conditions of shipment is considered to have occurred unless written notice of objection is received by Kennametal within 10 calendar days of the date specified on the invoice. We do not ship products or assembled machines unless we have documentation authorizing shipment to our customers. Our products are consumed by our customers in the manufacture of their products. Historically, we have experienced very low levels of returned products and assembled machines and do not consider the effect of returned products and assembled machines to be material. We have recorded an estimated returned goods allowance to provide for any potential returns.
We warrant that products and services sold are free from defects in material and workmanship under normal use and service when correctly installed, used and maintained. This warranty terminates 30 days after delivery of the product to the customer, and does not apply to products that have been subjected to misuse, abuse, neglect or improper storage, handling or maintenance. Products may be returned to Kennametal only after inspection and approval by Kennametal and upon receipt by the customer of shipping instructions from Kennametal. We have included an estimated allowance for warranty returns in our returned goods allowance discussed above.
We recognize revenue related to the sale of specialized assembled machines upon customer acceptance and installation, as installation is deemed essential to the functionality of a specialized assembled machine. Sales of specialized assembled machines were immaterial for 2007, 2006 and 2005.
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
Long-Lived Assets We evaluate the recoverability of property, plant and equipment and intangible assets that are amortized whenever events or changes in circumstances indicate the carrying amount of any such assets may not be fully recoverable. Changes in circumstances include technological advances, changes in our business model, capital structure, economic conditions or operating performance. Our evaluation is based upon, among other things, our assumptions about the estimated future undiscounted cash flows these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value, we will recognize an impairment loss to the extent that carrying value exceeds fair value. We apply our best judgment when performing these evaluations to determine if a triggering event has occurred, the undiscounted cash flows used to assess recoverability and the fair value of the asset.
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
In the valuation of our pension and other postretirement and postemployment benefit liabilities, management utilizes various assumptions. We determine our discount rate based on an investment grade bond yield curve with a duration that approximates the benefit payment timing of each plan. This rate can fluctuate based on changes in investment grade bond yields. At June 30, 2007, a hypothetical 25 basis point increase or decrease in our discount rates would increase or decrease our pre-tax income by approximately $3 million.
The long-term rate of return on plan assets is estimated based on an evaluation of historical returns for each asset category held by the plans, coupled with the current and short-term mix of the investment portfolio. The historical returns are adjusted for expected future market and economic changes. This return will fluctuate based on actual market returns and other economic factors.
The rate of future health care costs is based on historical claims and enrollment information projected over the next fiscal year and adjusted for administrative charges. This rate is expected to decrease until 2014. At June 30, 2007, a hypothetical 1 percent increase or decrease in our health care cost trend rates would decrease or increase our pre-tax income by $0.2 million and $0.1 million, respectively.
Future compensation rates, withdrawal rates and participant retirement age are determined based on historical information. These assumptions are not expected to significantly change. Mortality rates are determined based on a review of published mortality tables.
Allowance for Doubtful Accounts We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the creditworthiness of our customers based on multiple sources of information and analyze additional factors such as our historical bad debt experience, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. This assessment requires significant judgment. If the financial condition of our customers was to deteriorate, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at June 30, 2007.
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

Income Taxes Realization of our deferred tax assets is primarily dependent on future taxable income, the timing and amount of which are uncertain in part due to the expected profitability of certain foreign subsidiaries. As of June 30, 2007, the deferred tax assets net of valuation allowances relate primarily to net operating loss carryforwards, accrued employee benefits and inventory reserves. In the event that we were to determine that we would not be able to realize our deferred tax assets in the future, an increase in the valuation allowance would be required.
NEW ACCOUNTING STANDARDS In June 2007, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective for Kennametal on July 1, 2008 and is to be applied on a prospective basis. We are in the process of evaluating the provisions of this EITF to determine the impact of adoption on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to measure many financial instruments at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS 159 is effective for Kennametal as of July 1, 2008. We are in the process of evaluating the provisions of SFAS 159 to determine the impact of adoption on our consolidated financial statements.
In September 2006, the FASB issued SFAS 158. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income of a business entity in the year in which the changes occur. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The funded status of each of our pension and other postretirement benefit plans is currently measured as of June 30. We adopted SFAS 158 effective June 30, 2007. The provisions of SFAS 158 are to be applied on a prospective basis; therefore, prior periods presented have not been restated. The adoption of SFAS 158 had the following impacts on our consolidated balance sheet: a $1.0 million reduction in intangible assets, a $0.3 million increase in long-term deferred tax assets, a $39.1 million reduction in other long-term assets, an $8.0 million increase in other current liabilities, a $9.5 million reduction in long-term deferred tax liabilities, a $5.1 million reduction in accrued postretirement benefits, a $2.6 million reduction in accrued pension benefits and a $30.6 million reduction in accumulated other comprehensive income. See Note 12 to our consolidated financial statements set forth in Item 8 for required disclosure.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, (SAB 108), which expresses the staff’s views regarding the process of quantifying financial statement misstatements. We adopted SAB 108 effective June 30, 2007. The impact of adoption was not material to our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures related to fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for Kennametal as of July 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. We are in the process of evaluating the impact of the provisions of SFAS 157 on our consolidated financial statements. Throughout 2008, we expect to review our current frameworks for measuring fair value as we assess the provisions of SFAS 157. As a result, some methods for fair value measurement currently utilized may change.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a method of recognition, measurement, presentation and disclosure within the financial statements for uncertain tax positions that a company has taken or expects to take in a tax return. FIN 48 is effective for Kennametal as of July 1, 2007. We are in the process of evaluating the provisions of FIN 48 to determine the impact of adoption on our consolidated financial statements.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. As part of our financial risk management program, we use certain derivative financial instruments to manage these risks. We do not enter into derivative transactions for speculative purposes and therefore hold no derivative instruments for trading purposes. We use derivative financial instruments to dampen the effects of changes in foreign exchange rates on our consolidated results and to achieve our targeted mix of fixed and floating interest rates on outstanding debt. Our objective in managing foreign exchange exposures with derivative instruments is to reduce volatility for both earnings and cash flow, allowing us to focus more of our attention on business operations. With respect to interest rate management, these derivative instruments allow us to achieve our targeted fixed-to-floating interest rate mix as a separate decision from funding arrangements in the bank and public debt markets. We measure hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The ineffective portions are recorded in other income, net in the current period. See Notes 2 and 14 to our consolidated financial statements set forth in Item 8.
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
The following provides additional information on our use of derivative instruments. Included below is a sensitivity analysis that is based upon a hypothetical 10 percent weakening or strengthening in the U.S. dollar compared to the June 30, 2007 foreign currency rates and the effective interest rates under our current borrowing arrangements. We compared the contractual derivative and borrowing arrangements in effect at June 30, 2007 to the hypothetical foreign exchange or interest rates in the sensitivity analysis to determine the effect on interest expense, pre-tax income or accumulated other comprehensive loss. Our analysis takes into consideration the different types of derivative instruments and the applicability of hedge accounting.
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
Our foreign exchange hedging program minimizes our exposure to foreign exchange rate movements. This exposure arises largely from anticipated cash flows from cross-border intercompany sales of products and services. This program utilizes range forwards and forward contracts primarily to sell foreign currency. The notional amounts of the contracts translated into U.S. dollars at June 30, 2007 and 2006 rates were $135.4 million and $130.7 million, respectively. We would have paid $1.4 million and $0.1 million at June 30, 2007 and 2006, respectively, to settle these contracts, which represent the fair value of these agreements. At June 30, 2007, a hypothetical 10 percent strengthening or weakening of the U.S. dollar would change accumulated other comprehensive income (loss), net of tax, by $4.8 million.
In addition, we may enter into forward contracts to hedge transaction exposures or significant cross-border intercompany loans by either purchasing or selling specified amounts of foreign currency at a specified date. At June 30, 2007 and 2006, we had several outstanding forward contracts to purchase and sell foreign currency, with notional amounts, translated into U.S. dollars at June 30, 2007 and 2006 rates, of $63.7 million and $2.8 million, respectively. At June 30, 2007, a hypothetical 10 percent change in the year-end exchange rates would result in an increase or decrease in pre-tax income of $4.2 million related to these positions.
Interest Rate Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We seek to manage our interest rate risk in order to balance our exposure between fixed and floating rates while attempting to minimize our borrowing costs. To achieve these objectives, we primarily use interest rate swap agreements to manage exposure to interest rate changes related to these borrowings. At June 30, 2007 and 2006, we had interest rate swap agreements outstanding that effectively convert notional amounts of $58.6 million and $56.8 million, respectively, of debt from floating to fixed interest rates. The outstanding agreements mature in June of 2008. We would have received $0.7 million and $1.0 million at June 30, 2007 and 2006, respectively, to settle these interest rate swap agreements, which represents the fair value of these agreements.

FAIR VALUE HEDGES Interest Rate As discussed above, our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We seek to manage this risk through the use of interest rate swap agreements. At June 30, 2007 and 2006, we had interest rate swap agreements outstanding that effectively convert a notional amount of $200.0 million of the Senior Unsecured Notes from fixed to variable interest rates. These agreements mature in June 2012 but provide for a one-time optional early termination for the bank counterparty in June 2008 at the then prevailing market value of the swap agreements.
DEBT AND NOTES PAYABLE At June 30, 2007 and 2006, we had $366.8 million and $411.7 million, respectively, of debt, including capital leases and notes payable outstanding. Effective interest rates as of June 30, 2007 and 2006 were 7.2 percent and 6.8 percent, respectively, including the effect of interest rate swaps. A hypothetical change of 10 percent in interest rates from June 30, 2007 levels would increase or decrease annual interest expense by approximately $1 million.
FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS Foreign currency exchange rate fluctuations have materially increased earnings in 2007, reduced earnings in 2006 and increased earnings in 2005 as compared to the prior year periods. Foreign currency exchange rate fluctuations may have a material impact on future earnings in the short term and long term.
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has conducted an assessment using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2007, based on criteria in Internal Control – Integrated Framework issued by the COSO. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
MANAGEMENT’S CERTIFICATIONS
The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in October 2006, the Company’s Chief Executive Officer filed with the New York Stock Exchange (NYSE) the annual certification required to be furnished to the NYSE pursuant to Section 303A.12 of the NYSE Listed Company Manual. The certification confirmed that the Company’s Chief Executive Officer was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE SHAREOWNERS OF KENNAMETAL INC.:
We have completed integrated audits of Kennametal Inc.’s consolidated financial statements and of its internal control over financial reporting as of June 30, 2007 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Kennametal Inc. and its subsidiaries (the Company) at June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 12, the Company changed its method of accounting for defined benefit pension and other postretirement plans in 2007. As discussed in Note 15, the Company changed its method of accounting for stock-based compensation in 2006.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
August 15, 2007

CONSOLIDATED STATEMENTS OF INCOME

Year ended June 30 (in thousands, except per share data)	2007	2006	2005

OPERATIONS
Sales	$2,385,493	$2,329,628	$2,202,832
Cost of goods sold	1,543,931	1,497,462	1,431,716

Gross profit	841,562	832,166	771,116
Operating expense	554,634	579,907	559,293
Asset impairment charges (Notes 2 and 4)	5,970	—	4,707
Loss (gain) on divestitures (Note 4)	1,686	(229,886)	1,546
Amortization of intangibles	9,852	5,626	3,460

Operating income	269,420	476,519	202,110
Interest expense	29,141	31,019	27,277
Other income, net	(9,217)	(2,219)	(3,645)

Income from continuing operations before income taxes and minority interest expense	249,496	447,719	178,478
Provision for income taxes (Note 11)	70,469	172,902	60,967
Minority interest expense	2,185	2,566	3,592

Income from continuing operations	176,842	272,251	113,919
(Loss) income from discontinued operations (Note 5)	(2,599)	(15,968)	5,372

Net income	$174,243	$256,283	$119,291

PER SHARE DATA
Basic earnings (loss)
Continuing operations	$4.61	$7.08	$3.09
Discontinued operations	(0.07)	(0.41)	0.14

	$4.54	$6.67	$3.23

Diluted earnings (loss)
Continuing operations	$4.50	$6.88	$2.99
Discontinued operations	(0.06)	(0.40)	0.14

	$4.44	$6.48	$3.13

Dividends per share	$0.82	$0.76	$0.68

Basic weighted average shares outstanding	38,394	38,432	36,924

Diluted weighted average shares outstanding	39,273	39,551	38,056

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of June 30 (in thousands, except per share data)	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$50,433	$233,976
Accounts receivable, less allowance for doubtful accounts of $17,031 and $14,692	466,690	386,714
Inventories (Note 7)	403,613	334,949
Deferred income taxes (Note 11)	51,837	55,328
Current assets of discontinued operations held for sale (Note 5)	—	24,280
Other current assets	43,929	51,610

Total current assets	1,016,502	1,086,857

Property, plant and equipment:
Land and buildings	334,899	290,848
Machinery and equipment	1,159,462	1,058,623
Less accumulated depreciation	(880,342)	(819,092)

Property, plant and equipment, net	614,019	530,379

Other assets:
Investments in affiliated companies	3,924	17,713
Goodwill (Note 2)	631,363	500,002
Intangible assets, less accumulated amortization of $26,332 and $16,891 (Note 2)	202,927	118,421
Deferred income taxes (Note 11)	33,880	39,721
Assets of discontinued operations held for sale (Note 5)	—	11,285
Other	103,612	130,894

Total other assets	975,706	818,036

Total assets	$2,606,227	$2,435,272

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases (Note 9)	$2,120	$1,597
Notes payable to banks (Note 10)	3,310	617
Accounts payable	189,301	124,907
Accrued income taxes	49,542	112,364
Accrued vacation pay	36,537	34,218
Accrued payroll	67,957	47,900
Current liabilities of discontinued operations held for sale (Note 5)	—	3,065
Other current liabilities (Note 8)	138,470	137,531

Total current liabilities	487,237	462,199

Long-term debt and capital leases, less current maturities (Note 9)	361,399	409,508
Deferred income taxes (Note 11)	70,669	73,338
Accrued postretirement benefits (Note 12)	26,546	31,738
Accrued pension benefits (Note 12)	105,214	113,030
Other liabilities	53,071	35,468

Total liabilities	1,104,136	1,125,281

Commitments and contingencies (Note 17)

Minority interest in consolidated subsidiaries	17,624	14,626

SHAREOWNERS’ EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 and 70,000 shares authorized; 41,487 and 40,356 shares issued	51,861	50,448
Additional paid-in capital	706,947	638,399
Retained earnings	812,917	670,433
Treasury stock, at cost; 2,501 and 1,749 shares held	(148,932)	(101,781)
Accumulated other comprehensive income (Note 13)	61,674	37,866

Total shareowners’ equity	1,484,467	1,295,365

Total liabilities and shareowners’ equity	$2,606,227	$2,435,272

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

Year ended June 30 (in thousands)	2007(a)	2006(a)	2005(a)

OPERATING ACTIVITIES
Net income	$174,243	$256,283	$119,291
Adjustments for non-cash items:
Depreciation	68,811	65,518	63,424
Amortization	9,852	5,626	3,460
Loss (gain) on divestitures (Notes 4 and 5)	2,531	(202,052)	1,546
Stock-based compensation expense	16,276	23,544	14,163
Asset impairment charges (Notes 2, 4 and 5)	8,970	15,674	4,707
Deferred income tax provision	(8,938)	8,839	13,600
Other	(1,598)	303	5,032
Changes in certain assets and liabilities, excluding effects of acquisitions and divestitures:
Accounts receivable	(31,062)	(26,953)	(46,074)
Change in accounts receivable securitization	—	(109,786)	(7,694)
Inventories	(26,117)	(7,711)	(8,446)
Accounts payable and accrued liabilities	39,343	(85,354)	16,940
Accrued income taxes	(63,516)	73,062	11,299
Other	10,211	2,060	11,079

Net cash flow provided by operating activities	199,006	19,053	202,327

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(92,001)	(79,593)	(88,552)
Disposals of property, plant and equipment	3,455	2,961	3,912
Acquisition of business assets, net of cash acquired	(246,496)	(31,373)	(136,604)
Proceeds from divestitures	36,172	352,364	37,315
Purchase of subsidiary stock	—	(7,261)	(5,161)
Other	(3,668)	2,230	3,174

Net cash flow (used for) provided by investing activities	(302,538)	239,328	(185,916)

FINANCING ACTIVITIES
Net increase (decrease) in notes payable	2,741	(43,207)	17,685
Net (decrease) increase in revolving and other lines of credit	—	(3,500)	3,500
Term debt borrowings	43,541	569,293	617,099
Term debt repayments	(99,576)	(539,042)	(648,218)
Repurchase of capital stock	(41,401)	(93,015)	—
Dividend reinvestment, employee benefit and stock plans	50,914	75,774	37,577
Cash dividends paid to shareowners	(31,759)	(29,719)	(25,434)
Other	(7,181)	(2,614)	(2,688)

Net cash flow used for financing activities	(82,721)	(66,030)	(479)

Effect of exchange rate changes on cash and cash equivalents	2,710	(1,595)	1,348

CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(183,543)	190,756	17,280
Cash and cash equivalents, beginning of year	233,976	43,220	25,940

Cash and cash equivalents, end of year	$50,433	$233,976	$43,220

a)	Amounts presented include cash flows from discontinued operations.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY

Year ended June 30 (in thousands)	2007		2006	2005
	Shares	Amount
CAPITAL STOCK
Balance at beginning of year	40,356	$50,448	$47,805	$47,390
Dividend reinvestment	—	—	105	—
Issuance of capital stock under employee benefit and stock plans	1,131	1,413	2,538	415

Balance at end of year	41,487	51,861	50,448	47,805

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		638,399	550,364	525,476
SFAS 123(R) reclassification adjustment		—	(12,687)	—
Dividend reinvestment		1,643	4,184	554
Issuance of capital stock under employee benefit and stock plans		66,905	96,538	24,334

Balance at end of year		706,947	638,399	550,364

RETAINED EARNINGS
Balance at beginning of year		670,433	443,869	350,012
Net income		174,243	256,283	119,291
Cash dividends to shareowners		(31,759)	(29,719)	(25,434)

Balance at end of year		812,917	670,433	443,869

TREASURY STOCK
Balance at beginning of year	1,749	(101,781)	(5,367)	(39,670)
Dividend reinvestment	(133)	6,050	—	1,376
Purchase of capital stock	688	(41,401)	(93,015)	—
Issuance of capital stock under employee benefit and stock plans	197	(11,800)	(3,399)	32,927

Balance at end of year	2,501	(148,932)	(101,781)	(5,367)

UNEARNED COMPENSATION
Balance at beginning of year		—	(12,687)	(9,025)
SFAS 123(R) reclassification adjustment		—	12,687	—
Issuance of capital stock under employee benefit and stock plans		—	—	(8,954)
Amortization of unearned compensation		—	—	5,292

Balance at end of year		—	—	(12,687)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		37,866	(51,122)	12,969
Unrealized loss on investments, net of tax		—	—	(88)
Reclassification of unrealized loss on investments, net of tax		—	450	—
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges, net of tax		1,035	(104)	(1,836)
Reclassification of unrealized (gain) loss on expired derivatives, net of tax		(1,682)	(38)	2,486
Minimum pension liability adjustment, net of tax		8,348	67,720	(68,095)
Foreign currency translation adjustments		46,739	20,960	3,442

Other comprehensive income (loss)		54,440	88,988	(64,091)
Impact of adoption of SFAS 158, net of tax		(30,632)	—	—

Balance at end of year		61,674	37,866	(51,122)

Total shareowners’ equity, June 30		$1,484,467	$1,295,365	$972,862

COMPREHENSIVE INCOME
Net income		$174,243	$256,283	$119,291
Other comprehensive income (loss)		54,440	88,988	(64,091)

Comprehensive income		$228,683	$345,271	$55,200

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF OPERATIONS
Kennametal Inc. is a leading global manufacturer and supplier of tooling, engineered components and advanced materials consumed in production processes. We believe that our reputation for manufacturing excellence as well as our technological expertise and innovation in our principal products has helped us achieve a leading market presence in our primary markets. We believe we are the second largest global provider of metalcutting tools and tooling systems. End users of our products include metalworking manufacturers and suppliers in the aerospace, automotive, machine tool, light machinery and heavy machinery industries, as well as manufacturers and suppliers in the highway construction, coal mining, quarrying and oil and gas exploration and production industries. Our end users’ products include items ranging from airframes to coal, medical implants to oil wells and turbochargers to motorcycle parts.
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
PRINCIPLES OF CONSOLIDATION The consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All significant intercompany balances and transactions are eliminated. Investments in entities of less than 50 percent of the voting stock over which we have significant influence are accounted for on an equity basis. The factors used to determine significant influence include, but are not limited to, our management involvement in the investee, such as hiring and setting compensation for management of the investee, the ability to make operating and capital decisions of the investee, representation on the investee’s board of directors and purchase and supply agreements with the investee. Investments in entities of less than 50 percent of the voting stock in which we do not have significant influence are accounted for on the cost basis.
USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we make judgments and estimates about the amounts reflected in our financial statements. As part of our financial reporting process, our management collaborates to determine the necessary information on which to base our judgments and develop estimates used to prepare the financial statements. We use historical experience and available information to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of different facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in our financial statements.
CASH AND CASH EQUIVALENTS Cash investments having original maturities of three months or less are considered cash equivalents. Cash equivalents principally consist of investments in money market funds at June 30, 2007.
ACCOUNTS RECEIVABLE Accounts receivable from affiliates were immaterial at June 30, 2007 and $5.0 million at June 30, 2006. We market our products to a diverse customer base throughout the world. Trade credit is extended based upon periodically updated evaluations of each customer’s ability to satisfy its obligations. We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Accounts receivable reserves are determined based upon an aging of accounts and a review of specific accounts.
INVENTORIES Inventories are stated at the lower of cost or market. We use the last-in, first-out (LIFO) method for determining the cost of a significant portion of our domestic inventories. The cost of the remainder of our inventories is determined under the first-in, first-out or average cost methods. When market conditions indicate an excess of carrying costs over market value, a lower-of-cost-or-market provision is recorded. Excess and obsolete inventory reserves are established based upon our evaluation of the quantity of inventory on hand relative to demand. The excess and obsolete inventory reserve at June 30, 2007 and 2006 was $59.7 million and $56.1 million, respectively.
PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are carried at cost. Major improvements are capitalized, while maintenance and repairs are expensed as incurred. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income. Interest related to the construction of major facilities is capitalized as part of the construction costs and is amortized over the facilities estimated useful life.

Depreciation for financial reporting purposes is computed using the straight-line method over the following estimated useful lives: building and improvements 15-40 years; machinery and equipment over 4-15 years; furniture and fixtures over 5-10 years and computer hardware and software over 3-5 years.
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
GOODWILL AND INTANGIBLE ASSETS Goodwill represents the excess of cost over the fair value of acquired companies. Goodwill and intangible assets with indefinite lives are tested at least annually for impairment. We perform our annual impairment tests during the June quarter in connection with our planning process absent any impairment indicators.
The carrying amount of goodwill attributable to each segment at June 30 is as follows:

(in thousands)	2006	Acquisitions	Impairment	Adjustment	Translation	2007

MSSG	$201,258	$63,815	$—	$10,542	$7,055	$282,670
AMSG	298,744	48,989	—	—	960	348,693

Total	$500,002	$112,804	$—	$10,542	$8,015	$631,363

		Acquisitions/
(in thousands)	2005	Divestitures	Impairment	Adjustments	Translation	2006

MSSG	$216,053	$(1,135)	$(15,674)	$—	$2,014	$201,258
AMSG	272,311	8,680	—	16,769	984	298,744
J&L	39,649	(39,649)	—	—	—	—

Total	$528,013	$(32,104)	$(15,674)	$16,769	$2,998	$500,002

During 2007, we completed five business acquisitions (2007 Business Acquisitions). We completed three acquisitions in our Advanced Materials Solutions Group (AMSG) segment for a combined net purchase price of $165.1 million, which generated AMSG goodwill of $49.0 million based on one final and two preliminary purchase price allocations of which $16.8 million is deductible for income tax purposes. We completed two acquisitions in our Metalworking Solutions & Services Group (MSSG) segment for a net purchase price of $97.5 million, including an additional payment of euro 12.0 million, which will be paid in 2011. The MSSG acquisitions generated goodwill of $63.8 million based on preliminary purchase price allocations of which $26.6 million is deductible for income tax purposes. In connection with the MSSG acquisitions, we expect to pay approximately euro 4 million and $13 million in 2011 as contingent consideration associated with continued employment. This contingent consideration is being recognized as compensation expense over the periods earned.
Also during 2007, we recorded a $10.5 million adjustment to correct deferred tax liabilities related to our acquisition of the Widia Group in 2003.
During 2006, we acquired the remaining interests of a consolidated subsidiary for a purchase price of $2.1 million, which generated MSSG goodwill of $1.6 million. We also increased our ownership percentage in another consolidated subsidiary for a purchase price of $5.2 million, which generated MSSG goodwill of $2.5 million. The divestiture of our consumer retail product line, including industrial saw blades (CPG) resulted in a $5.2 million reduction of MSSG goodwill (see Note 5). We completed a business acquisition for a purchase price of $18.4 million, which generated AMSG goodwill of $8.7 million. The divestiture of J&L Industrial Supply (J&L) reduced goodwill $39.7 million (see Note 4).
In 2006, we recorded goodwill impairment charges of $15.7 million related to CPG (see Note 5).
Adjustments recorded during 2006 increased goodwill by $16.8 million. Final purchase accounting adjustments related to the acquisition of Extrude Hone Corporation (Extrude Hone) resulted in an $11.3 million increase in goodwill and consisted primarily of a $12.7 million working capital adjustment and $2.2 million related to the finalization of the intangible asset valuation offset by a $6.8 million deferred tax adjustment. We also recorded a $5.5 million adjustment to correct deferred tax liabilities related to the acquisition of Conforma Clad Inc. in 2004.

The components of our intangible assets were as follows at of June 30:

		2007		2006
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Estimated Useful Life	Amount	Amortization	Amount	Amortization

Contract-based	4-15 years	$6,498	$(4,008)	$5,183	$(4,096)
Technology-based and other	4-15 years	49,305	(10,541)	12,723	(7,048)
Customer-related	5-20 years	97,810	(9,567)	42,312	(4,704)
Unpatented technology	30 years	19,381	(1,956)	19,283	(1,043)
Trademarks	5 years - Indefinite	56,265	(260)	54,322	—
Intangible pension assets	N/A	—	—	1,489	—

Total		$229,259	$(26,332)	$135,312	$(16,891)

As a result of the 2007 Business Acquisitions, we recorded $98.3 million of identifiable intangible assets based on our aforementioned purchase price allocations as follows: customer-related of $54.8 million, technology-based and other of $34.7 million, trademarks of $6.3 million and contract-based of $2.4 million.
We continue to review our marketing strategies related to all of our brands. During 2007, we completed our strategic analysis and plan for our Widia brand. As a key element of our channel and brand strategy, we will leverage the strength of this brand to accelerate growth in the distribution market. Since demand in the distribution market is mostly for standard products and to further our relationship with our Widia distributors, we intend to migrate direct sales of Widia custom solutions products to the Kennametal brand. As a result and in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recorded a $6.0 million asset impairment charge related to our MSSG Widia trademark. The remaining balance of this trademark was $21.9 million as of June 30, 2007 and has an indefinite life.
During 2006, we finalized the Extrude Hone intangible asset valuation. This resulted in an $8.9 million reduction of unpatented technology and a $5.3 million increase of technology-based and other. As a result of a 2006 business acquisition, we recorded $5.3 million of identifiable intangible assets as follows: technology-based and other of $4.6 million and trademarks of $0.7 million.
Amortization expense for intangible assets was $9.9 million, $5.6 million and $3.5 million for 2007, 2006 and 2005, respectively. Estimated amortization expense for 2008 through 2012 is $15.4 million, $13.6 million, $12.6 million, $11.6 million and $11.0 million, respectively.
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
The rate of future health care costs is based on historical claims and enrollment information projected over the next year and adjusted for administrative charges. This rate is expected to decrease until 2014.
Future compensation rates, withdrawal rates and participant retirement age are determined based on historical information. These assumptions are not expected to significantly change. Mortality rates are determined based on a review of published mortality tables.
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
For purposes of determining the number of dilutive shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options and restricted stock awards by 0.9 million, 1.1 million and 1.1 million shares in 2007, 2006 and 2005, respectively. Unexercised capital stock options of 0.3 million, 0.5 million and 0.3 million shares at June 30, 2007, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.
REVENUE RECOGNITION We recognize revenue upon shipment of our products and assembled machines. Our general conditions of sale explicitly state that the delivery of our products and assembled machines is F.O.B. shipping point and that title and all risks of loss and damage pass to the buyer upon delivery of the sold products or assembled machines to the common carrier.
Our general conditions of sale explicitly state that acceptance of the conditions of shipment are considered to have occurred unless written notice of objection is received by Kennametal within 10 calendar days of the date specified on the invoice. We do not ship products or assembled machines unless we have documentation authorizing shipment to our customers. Our products are consumed by our customers in the manufacture of their products. Historically, we have experienced very low levels of returned products and assembled machines and do not consider the effect of returned products and assembled machines to be material. We have recorded an estimated returned goods allowance to provide for any potential returns.
We warrant that products and services sold are free from defects in material and workmanship under normal use and service when correctly installed, used and maintained. This warranty terminates 30 days after delivery of the product to the customer, and does not apply to products that have been subjected to misuse, abuse, neglect or improper storage, handling or maintenance. Products may be returned to Kennametal, only after inspection and approval by Kennametal and upon receipt by the customer of shipping instructions from Kennametal. We have included an estimated allowance for warranty returns in our returned goods allowance discussed above.
We recognize revenue related to the sale of specialized assembled machines upon customer acceptance and installation, as installation is deemed essential to the functionality of a specialized assembled machine. Sales of specialized assembled machines were immaterial for 2007, 2006 and 2005.
Prior to the divestiture in 2005, Full Service Supply (FSS) management contracts contained two major deliverables, product procurement and inventory management. Under the fixed fee contracts, we recognized revenue evenly over the contract term. Revenue was recognized upon shipment for cost plus contracts.
STOCK-BASED COMPENSATION We recognize stock-based compensation expense for all stock option and restricted stock awards over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service (substantive vesting period). We continue to follow the nominal vesting period approach for unvested awards granted prior to the adoption of SFAS No. 123(R), “Share-Based Payment (revised 2004)” (SFAS 123(R)) on July 1, 2005. We utilize the Black-Scholes valuation method to establish fair value of all awards.
Capital stock options are granted to eligible employees at fair market value at the date of grant. Capital stock options are exercisable under specified conditions for up to 10 years from the date of grant. The aggregate number of shares available for issuance under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended (2002 Plan) is 3,750,000. Under the provisions of the 2002 Plan, participants may deliver our stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair value of shares delivered during 2007 was $2.0 million. In addition to stock option grants, the 2002 Plan permits the award of restricted stock to directors, officers and key employees.

If compensation expense were determined based on the estimated fair value of capital stock options granted, our net income and earnings per share for 2005 would be reduced to the pro forma amounts indicated below:

(in thousands, except per share data)	2005

Net income, as reported	$119,291
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,867)
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	3,697

Total incremental pro forma stock-based compensation	(5,170)

Pro forma net income	$114,121

Earnings per share:
Basic — as reported	$3.23

Basic — pro forma	$3.09

Diluted — as reported	$3.13

Diluted — pro forma	$3.00

RESEARCH AND DEVELOPMENT COSTS Research and development costs of $28.8 million, $26.1 million and $23.0 million in 2007, 2006 and 2005, respectively, were expensed as incurred. These costs are included in operating expense in the consolidated statements of income.
SHIPPING AND HANDLING FEES AND COSTS All fees billed to customers for shipping and handling are classified as a component of net sales. All costs associated with shipping and handling are classified as a component of cost of goods sold.
INCOME TAXES Deferred income taxes are recognized based on the future income tax effects (using enacted tax laws and rates) of differences in the carrying amounts of assets and liabilities for financial reporting and tax purposes. A valuation allowance is recognized if it is “more likely than not” that some or all of a deferred tax asset will not be realized. The valuation allowance was $45.2 million and $38.7 million at June 30, 2007 and 2006, respectively (see Note 11).
FINANCIAL INSTRUMENTS AND DERIVATIVES As part of our financial risk management program, we use certain derivative financial instruments. We do not enter into derivative transactions for speculative purposes and therefore hold no derivative instruments for trading purposes. We use derivative financial instruments to dampen the effects of changes in foreign exchange rates on our consolidated results and to achieve our targeted mix of fixed and floating interest rates on outstanding debt. We account for derivative instruments as a hedge of the related asset, liability, firm commitment or anticipated transaction when the derivative is specifically designated as a hedge of such items. Our objective in managing foreign exchange exposures with derivative instruments is to reduce volatility for both earnings and cash flow, allowing us to focus more of our attention on business operations. With respect to interest rate management, these derivative instruments allow us to achieve our targeted fixed-to-floating interest rate mix as a separate decision from funding arrangements in the bank and public debt markets. We measure hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The ineffective portions are recorded in other income or expense in the current period. In addition, other forward contracts hedging significant cross-border intercompany loans are considered other derivatives and therefore do not qualify for hedge accounting. These contracts are recorded at fair value in the balance sheet, with the offset to other income, net.
CASH FLOW HEDGES Currencies Forward contracts and range forward contracts (a transaction where both a put option is purchased and a call option is sold), designated as cash flow hedges, hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive income (loss), net of tax, and are recognized as a component of other income, net when the underlying sale of products or services are recognized into earnings. We recognized expense of $0.1 million as a component of other income, net, in 2005 related to hedge ineffectiveness. Expense recognized in 2007 and 2006 related to hedge ineffectiveness was immaterial. The time value component of the fair value of range forwards is excluded from the assessment of hedge effectiveness. Assuming market rates remain constant with the rates at June 30, 2007, we expect to recognize into earnings in the next 12 months losses on outstanding derivatives of $1.7 million.

Interest Rates Floating-to-fixed interest rate swap agreements, designated as cash flow hedges, hedge our exposure to interest rate changes on a portion of our floating rate debt. The interest rate swap converts a portion of our floating rate debt to fixed rate debt. We record the fair value of these contracts in the balance sheet, with the offset to accumulated other comprehensive income (loss), net of tax. We have interest rate swap agreements to convert $58.6 million of our floating rate debt to fixed rate debt. As of June 30, 2007 and 2006, we recorded a gain of $0.5 million and $0.6 million, respectively, on these contracts, which has been recorded in other comprehensive income, net of tax. The contracts require periodic settlement; the difference between the amounts to be received and paid under interest rate swap agreements is recognized in interest expense. Assuming market rates remain constant with rates at June 30, 2007, we would expect to recognize into earnings in the next 12 months gains on outstanding derivatives of $0.7 million.
FAIR VALUE HEDGES Interest Rates Fixed-to-floating interest rate swap agreements, designated as fair value hedges, hedge our exposure to fair value fluctuations on a portion of our fixed rate 10-year Senior Unsecured Notes due to changes in the overall interest rate environment. These interest rate swap agreements convert a portion of our fixed rate debt to floating rate debt. We have interest rate swap agreements, which mature in 2012, to convert $200.0 million of our fixed rate debt to floating rate debt. These contracts require periodic settlement; the difference between amounts to be received and paid under the interest rate swap agreements is recognized in interest expense. As of June 30, 2007 and 2006, we recorded a loss of $10.8 million and $14.2 million, respectively, related to these contracts. We record the gain or loss on these contracts in the balance sheet, with the offset to the carrying value of the Senior Unsecured Notes. Any gain or loss resulting from changes in the fair value of these contracts offset the corresponding gains or losses from changes in the fair values of the Senior Unsecured Notes. As a result, changes in the fair value of these contracts had no net impact on current year earnings.
FOREIGN CURRENCY TRANSLATION Assets and liabilities of international operations are translated into U.S. (United States) dollars using year-end exchange rates, while revenues and expenses are translated at average exchange rates throughout the year. The resulting net translation adjustments are recorded as a component of accumulated other comprehensive income (loss). The local currency is the functional currency of most of our locations.
NEW ACCOUNTING STANDARDS In June 2007, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective for Kennametal on July 1, 2008 and is to be applied on a prospective basis. We are in the process of evaluating the provisions of this EITF to determine the impact of adoption on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to measure many financial instruments at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS 159 is effective for Kennametal as of July 1, 2008. We are in the process of evaluating the provisions of SFAS 159 to determine the impact of adoption on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 123(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income of a business entity in the year in which the changes occur. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The funded status of each of our pension and other postretirement benefit plans is currently measured as of June 30. We adopted SFAS 158 effective June 30, 2007. The provisions of SFAS 158 are to be applied on a prospective basis; therefore, prior periods presented have not been restated. The adoption of SFAS 158 had the following impacts on our consolidated balance sheet: a $1.0 million reduction in intangible assets, a $0.3 million increase in long-term deferred tax assets, a $39.1 million reduction in other long-term assets, an $8.0 million increase in other current liabilities, a $9.5 million reduction in long-term deferred tax liabilities, a $5.1 million reduction in accrued postretirement benefits, a $2.6 million reduction in accrued pension benefits and a $30.6 million reduction in accumulated other comprehensive income. See Note 12 to our consolidated financial statements for required disclosure.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, (SAB 108), which expresses the staff’s views regarding the process of quantifying financial statement misstatements. We adopted SAB 108 effective June 30, 2007. The impact of adoption was not material to our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures related to fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for Kennametal as of July 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. We are in the process of evaluating the impact of the provisions of SFAS 157 on our consolidated financial statements. Throughout 2008, we expect to review our current frameworks for measuring fair value as we assess the provisions of SFAS 157. As a result, some methods for fair value measurement currently utilized may change.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a method of recognition, measurement, presentation and disclosure within the financial statements for uncertain tax positions that a company has taken or expects to take in a tax return. FIN 48 is effective for Kennametal as of July 1, 2007. We are in the process of evaluating the provisions of FIN 48 to determine the impact of adoption on our consolidated financial statements.
NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Year Ended June 30, (in thousands)	2007	2006	2005

Cash paid during the year for:
Interest	$27,875	$29,880	$26,083
Income taxes	127,468	58,998	40,526

Supplemental disclosure of non-cash information:
Contribution of stock to employees’ defined contribution benefit plans	5,579	8,528	8,685
Change in fair value of interest rate swaps	3,348	(14,380)	8,452
Changes in accounts payable related to purchases of property, plant and equipment	6,400	8,100	—

NOTE 4 — ACQUISITIONS AND DIVESTITURES
See discussion of our 2007 Business Acquisitions in Note 2.
Effective June 12, 2006, we divested our United Kingdom- (U.K.) based high-speed steel business (Presto) for net proceeds of $1.5 million as a part of our strategy to exit non-core businesses. This divestiture resulted in a pre-tax loss of $9.4 million. Included in the loss was a $7.3 million inventory charge reported in cost of goods sold. This business was a part of the MSSG segment. Cash flows of this component that will be retained have been deemed significant in relation to prior cash flows of the disposed component. The sale agreement included a three-year supply agreement that management deems to be both quantitatively and qualitatively material to the overall operations of the disposed component and constitutes significant continuing involvement. As such, the results of operations of Presto prior to the divestiture were reported in continuing operations.
Effective June 1, 2006, we divested J&L for net proceeds of $359.2 million, of which $9.7 million and $349.5 million was received in 2007 and 2006, respectively, as a part of our strategy to exit non-core businesses. During 2006, we recognized a pre-tax gain of $233.9 million. The inventory-related portion of this gain amounting to $1.9 million was recorded in cost of goods sold. During 2006, we also recognized $6.4 million of divestiture-related charges in our Corporate segment that were included in operating expense. Cash flows of this component that will be retained have been deemed significant in relation to prior cash flows of the disposed component. The sale agreement includes a five-year supply agreement and a two-year private label agreement. Management deems these agreements to be both quantitatively and qualitatively material to the overall operations of the disposed component and constitutes significant continuing involvement. As such, J&L results prior to the divestiture were reported in continuing operations. During 2007, we also recognized a pre-tax loss of $1.6 million related to a post-closing adjustment.
Effective May 1, 2005, we divested FSS for a selling price of $39.3 million. The sales agreement includes a four-year supply agreement that management deems to be both quantitatively and qualitatively material to the overall operations of the disposed component and constitutes significant continuing involvement. As such, the results of operations of FSS prior to the divestiture were reported in continuing operations. During 2005, we completed an impairment analysis as the estimated selling price was below the carrying value of the business. As a result in 2005 we recorded an impairment charge related to FSS goodwill of $4.7 million. During 2005, we also recognized a loss on divestiture of $1.5 million to record the assets of this business at their estimated fair market value less cost to sell.

Effective March 1, 2005, we acquired Extrude Hone for $146.8 million, including a post-closing purchase price adjustment of $23.4 million. This purchase price includes the actual purchase price of $156.5 million, plus direct acquisition costs of $0.9 million, less $10.6 million of acquired cash. We acquired Extrude Hone to expand our product and solutions offerings in the area of engineered components. Extrude Hone supplies market-leading engineered component process technology to customers in a variety of industries around the world. This process technology focuses on component deburring, polishing and producing controlled radii. Management does not consider this to be a material acquisition. Management estimated the fair value of tangible and intangible assets acquired by considering a number of factors, including valuations and appraisals. Based on these fair values, we recognized $62.9 million of goodwill and $71.3 million of other identifiable intangible assets. None of this goodwill is deductible for tax purposes. Of the $71.3 million of identifiable intangible assets, $56.1 million have a definite life and therefore are being amortized over their remaining useful lives. Extrude Hone’s operating results have been included in our consolidated results since March 1, 2005 and are included in the AMSG segment.
NOTE 5 – DISCONTINUED OPERATIONS
During 2006, our Board of Directors and management approved plans to divest our Kemmer Praezision Electronics business (Electronics) and CPG as a part of our strategy to exit non-core businesses. These divestitures were accounted for as discontinued operations.
The divestiture of Electronics, which was part of the AMSG segment, was completed in two separate transactions. The first transaction closed during 2006. The second transaction closed on December 31, 2006. During 2006, we recognized a pre-tax loss of $22.0 million, including an $8.8 million inventory-related charge. The assets and liabilities of the business were recognized at fair value as of June 30, 2006. During 2007, we recognized a pre-tax gain on divestiture of $0.1 million to adjust the related net assets to fair value. Also during 2007, management completed its assessment of the future use of a building owned and previously used by Electronics, but not divested. We concluded that we have no future economic use for the facility. As a result, we wrote the building down to fair value and recognized a pre-tax impairment charge of $3.0 million.
The divestiture of CPG, which was part of the MSSG segment, closed August 31, 2006 for net consideration of $31.2 million. We received $28.0 million in net proceeds related to the sale of this business of which $26.5 million and $1.5 million were received during 2007 and 2006, respectively. We expect to receive $3.0 million in 2008. During 2006, we recognized a pre-tax goodwill impairment charge of $5.0 million related to CPG based primarily on a discounted cash flow analysis. During the fourth quarter of 2006, we recognized an additional pre-tax goodwill impairment charge of $10.7 million based on the expected proceeds from the sale of the business and a pre-tax loss on divestiture of $0.5 million. These charges were not deductible for income tax purposes. Also included in discontinued operations was a $13.7 million tax benefit recorded during 2006 reflecting a deferred tax asset related to tax deductions that were realized as a result of the divestiture. The assets and liabilities of this business were recorded at fair value and presented as held for sale as of June 30, 2006. During 2007, we recognized an additional pre-tax loss on divesture of $1.0 million related to post-closing adjustments.
The following represents the results of discontinued operations for the years ended June 30:

(in thousands)	2007	2006	2005

Sales	$15,034	$89,987	$101,335

(Loss) income from discontinued operations before income taxes	$(2,464)	$(35,711)	$5,799
Income tax expense (benefit)	135	(19,743)	427

(Loss) income from discontinued operations	$(2,599)	$(15,968)	$5,372

The major classes of assets and liabilities of discontinued operations held for sale in the consolidated balance sheets were as follows at June 30:

(in thousands)	2006

Assets:
Accounts receivable, net	$14,147
Inventories	10,113
Other current assets	20

Current assets of discontinued operations held for sale	24,280

Property, plant and equipment, net	5,895
Goodwill	5,208
Other long-term assets	182

Long-term assets of discontinued operations held for sale	11,285

Total assets of discontinued operations held for sale	$35,565

Liabilities:
Accounts payable	$1,213
Other	1,852

Total liabilities of discontinued operations held for sale	$3,065

NOTE 6 — ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
We have an agreement with a financial institution whereby we are permitted to securitize, on a continuous basis, an undivided interest in a specific pool of our domestic trade accounts receivable up to $10.0 million at June 30, 2007 (2003 Securitization Program). The 2003 Securitization Program provides for a co-purchase arrangement, whereby two financial institutions participate in the purchase of our accounts receivable. Pursuant to this agreement, we, and certain of our domestic subsidiaries, may sell our domestic accounts receivable to Kennametal Receivables Corporation (KRC), a wholly-owned, bankruptcy-remote subsidiary. A bankruptcy-remote subsidiary is a company that has been structured to make it highly unlikely that it would be drawn into a bankruptcy of Kennametal Inc., or any of our other subsidiaries. KRC was formed to purchase these accounts receivable and sell participating interests in such accounts receivable to the financial institutions, which in turn purchase and receive ownership and security interests in those assets.
The financial institutions charge us fees based on the level of accounts receivable securitized under this agreement and the commercial paper market rates plus the financial institutions’ cost to administer the program. The costs incurred under this program in 2007 were immaterial. The costs incurred under this program in 2006 and 2005 were $4.8 million and $3.2 million, respectively, and are accounted for as a component of other income, net.
At June 30, 2007 and 2006, there were no accounts receivable securitized under this program. In June 2006, total remittances of accounts receivable securitized reduced these accounts receivable to zero balances. No additional accounts receivable were securitized after this reduction.
Cash flows related to our securitization program represent remittances of previously securitized receivables and proceeds from the securitization of new receivables. Collections and sales occur on a daily basis. As a result, net cash flows vary based on the ending balance of receivables securitized. The net repayments of accounts receivable securitization for the years ended June 30, 2006 and 2005 were $109.8 million and $7.7 million, respectively.

NOTE 7 — INVENTORIES
Inventories consisted of the following at June 30:

(in thousands)	2007	2006

Finished goods	$234,828	$184,349
Work in process and powder blends	161,815	167,475
Raw materials and supplies	72,941	53,454

Inventories at current cost	469,584	405,278
Less LIFO valuation	(65,971)	(70,329)

Total inventories	$403,613	$334,949

We used the LIFO method of valuing our inventories for approximately 50 percent and 53 percent of total inventories at June 30, 2007 and 2006, respectively.
NOTE 8 — OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following at June 30:

(in thousands)	2007	2006

Accrued employee benefits	$46,291	$36,179
Payroll, state and local taxes	8,370	9,606
Accrued interest expense	1,157	1,057
Environmental reserve	3,250	3,116
Other	79,402	87,573

Total other current liabilities	$138,470	$137,531

NOTE 9 — LONG-TERM DEBT AND CAPITAL LEASES
Long-term debt and capital lease obligations consisted of the following at June 30:

(in thousands)	2007	2006

7.20% Senior Unsecured Notes due 2012 net of discount of $0.6 million and $0.7 million for 2007 and 2006, respectively. Also including interest rate swap adjustments of ($1.4) million and ($3.1) million in 2007 and 2006, respectively.	$298,076	$296,206

Credit Agreement:
U.S. Dollar-denominated borrowings, 5.69% in 2007 and 5.85% in 2006, due 2011	25,000	25,000
Euro-denominated borrowings, 4.47% 2007 and 3.34% to 3.42% in 2006, due 2011	33,618	82,635

Total Credit Agreement borrowings	58,618	107,635

Capital leases with terms expiring through 2015 at 4.36% to 11.35% in 2007 and 3.65% to 12.27% in 2006	6,097	6,362
Other	728	902

Total debt and capital leases	363,519	411,105
Less current maturities:
Long-term debt	(189)	(321)
Capital leases	(1,931)	(1,276)

Total current maturities	(2,120)	(1,597)

Long-term debt and capital leases, less current maturities	$361,399	$409,508

Senior Unsecured Notes On June 19, 2002, we issued $300.0 million of 7.2 percent Senior Unsecured Notes due 2012 (Senior Unsecured Notes). These notes were issued at 99.629 percent of the face amount and yielded $294.3 million of net proceeds after related financing fees. The proceeds of this debt issuance were utilized to repay senior bank indebtedness. Interest is payable semi-annually on June 15th and December 15th of each year commencing December 15, 2002. The Senior Unsecured Notes contain covenants that restrict our ability to create liens, enter into sale-leaseback transactions or certain consolidations or mergers, or sell all or substantially all of our assets. We have interest rate swap agreements with a notional amount of $200.0 million and a maturity date of June 2012. As of June 30, 2007 and 2006, we recorded a liability of $10.8 million and $14.2 million, respectively, related to these contracts. We record the gain or loss on these contracts in the balance sheet, with the offset to the carrying value of the Senior Unsecured Notes.

2006 Credit Agreement In March 2006, we entered into a five-year, multi-currency, revolving credit facility with a group of financial institutions (2006 Credit Agreement), which amends our 2004 Credit Agreement (discussed below). The 2006 Credit Agreement permits revolving credit loans of up to $500.0 million for working capital, capital expenditures and general corporate purposes. The 2006 Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2006 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus 0.5 percent or (3) fixed as negotiated by us.
The 2006 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We had the ability to borrow under the agreement, or otherwise incur, additional debt of up to $1.1 billion as of June 30, 2007 and remain in compliance with the maximum leverage ratio financial covenant.
Borrowings under the 2006 Credit Agreement are guaranteed by our significant domestic subsidiaries.
Future principal maturities of long-term debt are $0.2 million, $0.1 million, $0.1 million, $58.7 million and $298.2 million, respectively, in 2008 through 2012.
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
Future minimum lease payments under capital leases for the next five years and thereafter in total are as follows:

(in thousands)
2008	2,135
2009	1,037
2010	2,155
2011	228
2012	227
After 2012	1,177

Total future minimum lease payments	6,959
Less amount representing interest	(862)

Amount recognized as capital lease obligation	$6,097

Our collateralized debt at June 30, 2007 and 2006 was comprised of industrial revenue bond obligations of $0.5 million and $0.6 million, respectively, and the capitalized lease obligations of $6.1 million and $6.4 million, respectively. The underlying assets collateralize these obligations.
NOTE 10 — NOTES PAYABLE AND LINES OF CREDIT
Notes payable to banks of $3.3 million and $0.6 million at June 30, 2007 and 2006, respectively, represent short-term borrowings under credit lines with commercial banks. These credit lines, translated into U.S. dollars at June 30, 2007 exchange rates, totaled $225.8 million at June 30, 2007, of which $222.5 million was unused. The weighted average interest rate for notes payable and lines of credit was 2.5 percent and 1.4 percent at June 30, 2007 and 2006, respectively.

NOTE 11 — INCOME TAXES
Income from continuing operations before income taxes and minority interest expense and the provision for income taxes consisted of the following for the years ended June 30:

(in thousands)	2007	2006	2005

Income from continuing operations before income taxes and minority interest expense:
United States	$86,758	$382,495	$61,347
International	162,738	65,224	117,131

Total income from continuing operations before income taxes and minority interest expense	$249,496	$447,719	$178,478

Current income taxes:
Federal	$37,793	$96,210	$16,328
State	812	15,942	1,770
International	40,802	38,737	28,563

Total current income taxes	79,407	150,889	46,661
Deferred income taxes	(8,938)	22,013	14,306

Provision for income taxes	$70,469	$172,902	$60,967

Effective tax rate	28.2%	38.6%	34.2%
The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes was as follows for the years ended June 30:

(in thousands)	2007	2006	2005

Income taxes at U.S. statutory rate	$87,324	$156,702	$62,467
State income taxes, net of federal tax benefits	472	11,276	1,111
Combined tax effects of international income	(17,335)	8,387	(2,880)
Change in valuation allowance and other tax contingencies	5,226	(14,873)	(3,809)
Divestiture of J&L	—	12,123	—
Impact of goodwill impairment charge	—	—	1,004
Research and development credit	(3,908)	(1,371)	—
Other	(1,310)	658	3,074

Provision for income taxes	$70,469	$172,902	$60,967

During 2007, we recorded a tax charge of $8.1 million related to tax contingencies in Europe. The effect of this tax expense is included in the income tax reconciliation table under the caption “Change in valuation allowance and other tax contingencies.”
During 2007, we recorded a valuation allowance adjustment of $2.7 million, which reduced income tax expense. This valuation allowance adjustment reflects a change in circumstances that caused a change in judgment about the realizabilty of deferred tax assets related to net operating loss carryforwards for state income tax purposes. The effect of this tax benefit is included in the income tax reconciliation table under the caption “Change in valuation allowance and other tax contingencies.”
During 2006, we repatriated $88.8 million under the American Jobs Creation Act of 2004 (AJCA), which provided for a special one-time tax deduction of 85.0 percent of foreign earnings that were repatriated to the United States. This repatriation resulted in income tax expense of $11.2 million, the federal effect of which is included in the income tax reconciliation table under the caption “Combined tax effects of international income.”
During 2006, as part of its audit of our 2003 and 2004 tax years, the Internal Revenue Service completed a review of a research and development tax credit claim related to fiscal years 1999 through 2004, which generated a net tax benefit, including the impact of state taxes and interest, of $11.8 million and a $1.6 million net tax benefit related to 2005 that we now consider to be probable to sustain under examination. The federal effect of these tax benefits is included in the income tax reconciliation table under the caption “Change in valuation allowance and other tax contingencies.”
During 2006, we recorded a valuation allowance adjustment of $1.9 million, which reduced income tax expense. This valuation allowance adjustment reflects a change in circumstances that caused a change in judgment about the realizabilty of certain deferred tax assets in Europe. The effect of this tax benefit is included in the income tax reconciliation table under the caption “Change in valuation allowance and other tax contingencies.”

The divestiture of J&L during 2006 included non-deductible goodwill as part of the net assets that were sold. The federal effect of this permanent difference is included in the income tax reconciliation table under the caption “Divestiture of J&L.”
The components of net deferred tax assets and liabilities were as follows at June 30:

(in thousands)	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$70,047	$65,199
Inventory valuation and reserves	25,879	21,444
Other postretirement benefits	12,992	13,688
Accrued employee benefits	23,181	25,640
Other accrued liabilities	12,797	11,445
Hedging activities	13,527	11,562
Other	9,270	9,333

Total	167,693	158,311
Valuation allowance	(45,150)	(38,744)

Total deferred tax assets	$122,543	$119,567

Deferred tax liabilities:
Tax depreciation in excess of book	$62,361	$60,341
Pension benefits	6,451	22,367
Intangible assets	42,991	16,791

Total deferred tax liabilities	$111,803	$99,499

Total net deferred tax assets and liabilities	$10,740	$20,068

Included in deferred tax assets at June 30, 2007 were unrealized tax benefits totaling $70.0 million related to net operating loss carryforwards for foreign and state income tax purposes. Of that amount, $3.3 million expire through June 2012, $2.5 million expire through 2017, $3.7 million expire through 2022, $5.8 million expire through 2027, and the remaining $54.7 million do not expire. The realization of these tax benefits is primarily dependent on future taxable income in these jurisdictions.
A valuation allowance of $45.2 million has been placed against deferred tax assets in Europe, China, Hong Kong, Mexico, Brazil and the U.S. Of this amount, $42.7 million would be allocated to income tax expense and $2.5 million would be allocated to goodwill upon realization of these tax benefits. In 2007, the valuation allowance related to these deferred tax assets increased $6.4 million.
As the respective operations generate sufficient income, the valuation allowances will be partially or fully reversed at such time we believe it will be more likely than not that the deferred tax assets will be realized.
Notwithstanding the one-time repatriation in 2006 under the AJCA, we maintain that as of June 30, 2007, the unremitted earnings of our non-U.S. subsidiaries are permanently reinvested, and accordingly, no deferred tax liability has been recorded in connection therewith. It is not practical to estimate the income tax effect that might be incurred if earnings were remitted to the United States.
NOTE 12 — PENSION AND OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
We sponsor several pension plans. Effective January 1, 2004, no new non-union employees will become eligible to participate in our Retirement Income Plan (RIP Plan). Benefits under the RIP Plan continue to accrue only for certain employees. Pension benefits under defined benefit pension plans are based on years of service and, for certain plans, on average compensation immediately preceding retirement. We fund pension costs in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA), as amended, for U.S. plans and in accordance with local regulations or customs for non-U.S. plans.
Additionally, we maintain a Supplemental Executive Retirement Plan (SERP) and a 2006 Executive Retirement Plan (ERP) for various executives. The liability associated with these plans is also included in the pension disclosure below. On July 26, 2006, the SERP was amended and the ERP was established. Participants in the SERP who reached the age of 56 by December 31, 2006 are “grandfathered” under the SERP and will continue to accrue benefits in accordance with the provisions of the SERP. These SERP “grandfathered” participants are not eligible to participate in the ERP. Participants in the SERP who did not reach the age of 56 by December 31, 2006 were eligible to either retain their accrued benefits under the SERP, frozen as of July 31, 2006, or participate in the ERP with respect to future as well as prior service. The SERP plan is closed to new participants. Eligible officers hired after July 31, 2006 may participate in the ERP, regardless of age. Neither the amendment to the SERP nor the establishment of the ERP had a material impact on our consolidated financial statements.

We presently provide varying levels of postretirement health care and life insurance benefits (OPEB) to most U.S. employees. Postretirement health care benefits are available to employees and their spouses retiring on or after age 55 with 10 or more years of service. Beginning with retirements on or after January 1, 1998, our portion of the costs of postretirement health care benefits are capped at 1996 levels. Beginning with retirements on or after January 1, 2009, we have no obligation to provide a company subsidy for retiree medical costs.
As a result of the J&L and FSS divestitures, we recorded the impact on our RIP Plan and OPEB plan during 2006 and 2005, respectively. The impact of these divestitures was not considered a curtailment of either plan because the reduction in future service years of plan participants was not material. The result of the J&L divestiture was a gain of $0.2 million included in the RIP Plan and a benefit of $0.2 million included in the OPEB plan. The result of the FSS divestiture was a loss of $0.4 million included in the RIP Plan and a benefit of $0.1 million included in the OPEB plan. The combined effects of these events were included in operating expense.
We use a June 30 measurement date for all of our plans.
Defined Benefit Pension Plans
The funded status of our pension plans and amounts recognized in the consolidated balance sheets as of June 30 were as follows:

(in thousands)	2007	2006

Change in benefit obligation:
Benefit obligation, beginning of year	$659,754	$688,721
Service cost	9,934	11,715
Interest cost	37,920	34,259
Participant contributions	687	922
Actuarial gains	(16,696)	(52,308)
Benefits and expenses paid	(29,625)	(30,849)
Effect of divestiture	—	(219)
Foreign currency translation adjustments	14,188	7,513
Plan amendments	(5,466)	—

Benefit obligation, end of year	$670,696	$659,754

Change in plan assets:
Fair value of plan assets, beginning of year	$581,558	$483,659
Actual return on plan assets	74,825	43,324
Company contributions	5,244	80,990
Participant contributions	687	922
Benefits and expenses paid	(29,625)	(30,849)
Foreign currency translation adjustments	10,029	3,512

Fair value of plan assets, end of year	$642,718	$581,558

Funded status of plans	$(27,978)	$(78,196)
Unrecognized transition obligation	—	2,287
Unrecognized prior service cost	—	2,607
Unrecognized actuarial losses	—	105,417

Net amount recognized	$(27,978)	$32,115

Amounts recognized in the balance sheet consist of:
Long-term prepaid benefit	$82,505	$118,299
Short-term accrued benefit obligation	(5,269)	(208)
Accrued benefit obligation	(105,214)	(113,030)
Intangible assets	—	1,489
Accumulated other comprehensive income	—	5,565

Net amount recognized	$(27,978)	$32,115

As discussed in Note 2, we adopted SFAS 158 on June 30, 2007, which requires us to record the funded status of our defined benefit pension plans in the balance sheet. The adoption of SFAS 158 for our defined benefit pension plans resulted in a $1.0 million reduction in intangible assets, a $0.3 million increase in long-term deferred tax assets, a $39.1 million reduction in other long-term assets, a $5.5 million increase in other current liabilities, a $10.5 million reduction in long-term deferred tax liabilities, a $2.6 million reduction in accrued pension benefits and a $32.2 million reduction in accumulated other comprehensive income.
The pre-tax amounts related to our defined benefit pension plans recognized in accumulated other comprehensive income were as follows at June 30:

(in thousands)	2007

Unrecognized net actuarial losses	$55,472
Unrecognized net prior service credits	(2,834)
Unrecognized transition obligations	2,369

Total	$55,007

Prepaid pension benefits are included in other long-term assets. The assets of our U.S. and international defined benefit pension plans consist principally of capital stocks, corporate bonds and government securities.
To the best of our knowledge and belief, the asset portfolios of our defined benefit pension plans do not contain our capital stock. We do not issue insurance contracts to cover future annual benefits of defined benefit pension plan participants. Transactions between us and our defined benefit pension plans include the reimbursement of plan expenditures incurred by us on behalf of the plans. To the best of our knowledge and belief, the reimbursement of cost is permissible under current ERISA rules or local government law.
The accumulated benefit obligation for all defined benefit pension plans was $642.9 million and $620.6 million as of June 30, 2007 and 2006, respectively.
Included in the above information are pension plans with accumulated benefit obligations exceeding the fair value of plan assets as of June 30 as follows:

(in thousands)	2007	2006

Projected benefit obligation	$110,484	$117,991
Accumulated benefit obligation	107,907	113,230
Fair value of plan assets	—	—

The components of net periodic pension cost include the following as of June 30:

(in thousands)	2007	2006	2005

Service cost	$9,934	$11,715	$9,445
Interest cost	37,920	34,259	34,245
Expected return on plan assets	(45,097)	(38,026)	(37,536)
Amortization of transition obligations	153	107	158
Amortization of prior service (credit) cost	(9)	853	707
Effect of divestiture	—	12	386
Recognition of actuarial losses	5,779	13,925	1,216

Net periodic pension cost	$8,680	$22,845	$8,621

Net periodic pension cost decreased $14.1 million to $8.7 million in 2007 from $22.8 million in 2006. The primary driver of this change was a reduction of recognized actuarial losses of $8.1 million and an increase in the expected return on pension assets of $7.1 million. The decrease in actuarial losses were due to increases in the discount rates used to determine the net periodic pension costs for all of our pension plans. See disclosure of discount rate assumptions within this Note.
In 2006, net cost increased $14.2 million to $22.8 million from $8.6 million in 2005. The primary driver of this change was an increase in the recognition of actuarial losses of $12.7 million primarily the result of the reduction in discount rates across all of our defined benefit pension plans and the use of updated published mortality tables for our U.S. plans.
As of June 30, 2007, the projected benefit payments including future service accruals for these plans for 2008 through 2011 is $30.5 million, $33.6 million, $35.4 million, $37.4 million and $39.6 million, respectively and $233.9 million in 2012 through 2016.

The amounts of accumulated other comprehensive income expected to be recognized in net periodic pension cost during 2008 related to net actuarial losses and transition obligations are $2.2 million and $0.1 million, respectively and are immaterial for prior service credit.
Our defined benefit pension plans’ asset allocations as of June 30, 2007 and 2006 and target allocations for 2008, by asset class, were as follows at June 30:

			Target	%
	2007	2006	2008

Equity	62%	71%	60%
Fixed income	38%	29%	40%

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
We expect to contribute $6.0 million to our pension plans in 2008.
Other Postretirement Benefit Plans
The funded status of our other postretirement benefit plans and the related amounts recognized in the consolidated balance sheets were as follows:

(in thousands)	2007	2006

Change in benefit obligation:
Benefit obligation, beginning of year	$28,166	$34,785
Service cost	533	834
Interest cost	1,679	1,744
Actuarial losses (gains)	2,252	(5,871)
Effect of divestiture	—	195
Benefits paid	(3,583)	(3,521)

Benefit obligation, end of year	$29,047	$28,166

Funded status of plans	$(29,047)	$(28,166)
Unrecognized prior service cost	—	172
Unrecognized actuarial gains	—	(6,351)

Net amount recognized	$(29,047)	$(34,345)

Amounts recognized in the balance sheet consist of:
Short-term accrued benefit obligation	$(2,501)	$(4,000)
Accrued benefit obligation	(26,546)	(30,345)

Net amount recognized	$(29,047)	$(34,345)

As discussed in Note 2, we adopted SFAS 158 on June 30, 2007, which requires us to record the funded status of our other postretirement benefit plans in the balance sheet. The adoption of SFAS 158 for our other postretirement benefit plans resulted in a $2.5 million increase in other current liabilities, a $1.0 increase in long-term deferred tax liabilities, a $5.1 million reduction in accrued postretirement benefits and a $1.6 million increase in accumulated other comprehensive income.
The pre-tax amounts related to our OPEB plans which were recognized in accumulated other comprehensive income were as follows at June 30:

(in thousands)	2007

Unrecognized net actuarial gains	$(2,634)
Unrecognized prior service cost	125

Total	$(2,509)

The components of net periodic other postretirement cost (benefit) include the following for the years ended June 30:

(in thousands)	2007	2006	2005

Service cost	$533	$834	$670
Interest cost	1,679	1,744	2,183
Amortization of prior service cost (credit)	47	(3,432)	(3,549)
Recognition of actuarial gains	(1,465)	(851)	(906)
Effects of divestitures	—	(184)	(63)

Net periodic other postretirement cost (benefit)	$794	$(1,889)	$(1,665)

As of June 30, 2007, the projected benefit payments including future service accruals for our other postretirement benefit plans for 2008 through 2011 is $2.8 million, $3.0 million, $3.2 million, $3.1 million and $3.1 million, respectively and $14.8 million in 2012 through 2016.
The amounts of accumulated other comprehensive income expected to be recognized in net periodic other postretirement benefit cost during 2008 related to net actuarial gains are $0.1 million, and are immaterial for prior service cost.
Assumptions
The significant actuarial assumptions used to determine the present value of net benefit obligations for our defined benefit pension plans and other postretirement benefit plans were as follows:

	2007	2006	2005

Discount rate:
U.S. plans	6.3%	6.3%	5.3%
International plans	5.3-5.8%	4.8-5.8%	4.0-5.3%
Rates of future salary increases:
U.S. plans	3.0-5.0%*	3.0-5.0%*	2.5-5.0%*
International plans	3.5-4.5%	3.5-4.3%	3.0-4.0%

*	The rate of future salary increases for the RIP Plan for grandfathered participants utilized was 3.0 percent to 5.0 percent in 2007 and 2006 and 2.5 percent to 5.0 percent in 2005 and was applied on a graded scale based on age. All other U.S. plans utilized a future salary increase rate of 4.0 percent in 2007, 2006 and 2005.
The significant assumptions used to determine the net periodic costs (benefits) for our pension and other postretirement benefit plans were as follows:

	2007	2006	2005

Discount Rate:
U.S. plans	6.3%	5.3%	6.5%
International plans	4.8-5.8%	4.0-5.3%	5.3-6.5%
Rates of future salary increases:
U.S. plans	3.0-5.0%*	2.5-5.0%*	2.5-5.0%*
International plans	3.5-4.3%	3.0-4.0%	3.0-4.5%
Rates of return on plan assets:
U.S. plans	8.3%	8.5%	8.5%
International plans	7.1%	6.7%	6.8%

*	The rate of future salary increases for the RIP Plan for grandfathered participants utilized was 3.0 percent to 5.0 percent in 2007 and 2.5 percent to 5.0 percent in 2006 and 2005 and was applied on a graded scale based on age. All other U.S. plans utilized a future salary increase rate of 4.0 percent in 2007 and 2006, respectively.
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

The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for our postretirement benefit plans was as follows:

	2007	2006	2005

Health care cost trend rate assumed for next year	9.5%	9.0%	10.0%
Rate to which the cost trend rate gradually declines	5.0%	5.0%	5.0%
Year that the rate reaches the rate at which it is assumed to remain	2014	2010	2010

Assumed health care cost trend rates have a significant effect on the cost components and obligation for the health care plans. A change of one percentage point in the assumed health care cost trend rates would have the following effects on the total service and interest cost components of our other postretirement cost and other postretirement benefit obligation at June 30, 2007:

(in thousands)	1% increase	1% decrease

Effect on total of service and interest cost components	$166	$(140)
Effect on other postretirement benefit obligation	1,661	(1,441)

Defined Contribution Plans
We also sponsor several defined contribution retirement plans. Costs for defined contribution plans were $26.0 million in 2007 and $26.6 million in 2006 and 2005. Effective October 1, 1999, company contributions to U.S. defined contribution plans were made primarily in our capital stock. During 2007, an amendment was made to our U.S. defined contribution plan whereby employer contributions are invested in the same investment fund elections that the employee has elected for their pre-tax or after-tax contributions. The 2007 issuance of capital stock up to the amendment date was 95,945 shares with a market value of $5.6 million. Issuance of capital stock in 2006 and 2005 was 160,538 and 190,121 shares, respectively, with a market value of $8.5 million and $8.7 million, respectively.
NOTE 13 – COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Years ended June 30 (in thousands)	2007	2006	2005

Net income	$174,243	$256,283	$119,291
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges, net of tax	1,035	(104)	(1,836)
Reclassification of unrealized (gain) loss on expired derivatives, net of tax	(1,682)	(38)	2,486
Unrealized loss on investments, net of tax	—	—	(88)
Reclassification of unrealized loss on investments, net of tax	—	450	—
Minimum pension liability adjustment, net of tax	8,348	67,720	(68,095)
Foreign currency translation adjustments	46,739	20,960	3,442

Comprehensive income	$228,683	$345,271	$55,200

The components of accumulated other comprehensive income consist of the following at June 30 (in thousands):

2007	Pre-tax	Tax	After-tax

Unrealized loss on derivatives designated and qualified as cash flow hedges	$(2,717)	$1,032	$(1,685)
Unrecognized net actuarial losses	(52,838)	15,582	(37,256)
Unrecognized net prior service credit	2,709	(1,029)	1,680
Unrecognized transition obligations	(2,369)	(190)	(2,559)
Foreign currency translation adjustments	111,127	(9,633)	101,494

Total accumulated other comprehensive income	$55,912	$5,762	$61,674

2006	Pre-tax	Tax	After-tax

Unrealized loss on derivatives designated and qualified as cash flow hedges	$(1,674)	$636	$(1,038)
Minimum pension liability adjustment	(25,565)	9,714	(15,851)
Foreign currency translation adjustments	35,742	19,013	54,755

Total accumulated other comprehensive income	$8,503	$29,363	$37,866

NOTE 14 — FINANCIAL INSTRUMENTS
The methods used to estimate the fair value of our financial instruments are as follows:
Cash and Equivalents, Current Maturities of Long-Term Debt and Notes Payable to Banks The carrying amounts approximate their fair value because of the short maturity of the instruments.
Long-Term Debt Fixed rate debt had a fair market value of $313.7 million and $312.3 million in 2007 and 2006, respectively. The fair value is determined based on the quoted market price of this debt as of June 30.
Foreign Exchange Contracts The notional amount of outstanding foreign exchange contracts, translated at current exchange rates, was $135.4 million and $130.7 million at June 30, 2007 and 2006, respectively. We would have paid $1.4 million and $0.1 million at June 30, 2007 and 2006, respectively, to settle these contracts, representing the fair value of these agreements. The carrying value equals the fair value for these contracts at June 30, 2007 and 2006. Fair value was estimated based on quoted market prices of comparable instruments.
Interest Rate Swap Agreements At June 30, 2007 and 2006, we had interest rate swap agreements outstanding that effectively convert notional amounts of $58.6 million and $56.8 million of debt from floating to fixed interest rates. We would have received $0.7 million and $1.0 million at June 30, 2007 and 2006, respectively, to settle these interest rate swap agreements, which represents the fair value of these agreements.
We also have interest rate swap agreements, which mature in 2012, to convert $200.0 million of our fixed rate debt to floating rate debt. As of June 30, 2007 and 2006, we recorded a liability of $10.8 million and $14.2 million, respectively, related to these contracts. The carrying value equals the fair value for the interest rate swap agreements at June 30, 2007 and 2006. Fair value was estimated based on the mark-to-market value of the contracts, which closely approximates the amount that we would receive or pay to terminate the agreements at year-end.
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
We are exposed to counterparty credit risk for nonperformance of derivatives and, in the unlikely event of nonperformance, to market risk for changes in interest and currency rates, as well as settlement risk. We manage exposure to counterparty credit risk through credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. We do not anticipate nonperformance by any of the counterparties. As of June 30, 2007 and 2006, we had no significant concentrations of credit risk.
NOTE 15 — STOCK-BASED COMPENSATION
We adopted SFAS 123(R) effective July 1, 2005 using the modified prospective method. As of the date of adoption, the fair value of unvested capital stock options, previously granted, was $7.3 million. The unearned stock compensation balance of $12.7 million as of July 1, 2005, related to restricted stock awards granted prior to July 1, 2005, was reclassified into additional paid-in-capital upon adoption of SFAS 123(R). Expense associated with restricted stock grants, subsequent to July 1, 2005, is amortized over the substantive vesting period.
Prior to the adoption of SFAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows. SFAS 123(R) requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flow as financing cash inflows. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $6.9 million and $11.7 million in 2007 and 2006, respectively.

The assumptions used in our Black-Scholes valuation related to grants made during 2007, 2006 and 2005 were as follows:

	2007	2006	2005

Risk-free interest rate	4.9%	4.1%	3.7%
Expected life (years) (1)	4.5	5.0	5.0
Expected volatility (2)	22.4%	24.8%	28.4%
Expected dividend yield	1.4%	1.6%	1.6%

1) Expected life is derived from historical experience.
2) Expected volatility is based on the implied historical volatility of our capital stock.
Changes in our capital stock options for 2007 was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining Life	Intrinsic Value
2007	Options	Price	(years)	(in thousands)

Options outstanding, June 30, 2006	2,228,697	$41.42
Granted	414,520	55.08
Exercised	(881,488)	40.58
Lapsed and forfeited	(159,012)	48.71

Options outstanding, June 30, 2007	1,602,717	$44.69	6.9	$60,118

Options vested and expected to vest, June 30, 2007	1,574,663	$44.53	6.9	59,323

Options exercisable, June 30, 2007	845,549	$37.71	5.4	37,615

Weighted average fair value of options granted during 2007, 2006 and 2005 was $13.07, $12.57 and $11.37, respectively. Fair value of options vested during 2007, 2006 and 2005 was $5.2 million, $7.3 million and $11.1 million, respectively.
The amount of cash received from the exercise of capital stock options during 2007, 2006 and 2005 was $33.8 million, $54.5 million and $30.9 million, respectively. The related tax benefit was $6.7 million, $11.8 million and $4.3 million for 2007, 2006 and 2005, respectively. The total intrinsic value of capital stock options exercised during 2007, 2006 and 2005 was $21.7 million, $34.3 million and $14.7 million, respectively. During 2007 and 2006, compensation expense related to capital stock options was $4.6 million and $8.3 million, respectively. As of June 30, 2007, the total unrecognized compensation cost related to capital stock options outstanding was $5.4 million and is expected to be recognized over a weighted average period of 2.4 years.
Changes in our restricted stock for 2007 was as follows:

		Weighted Average
2007	Shares	Fair Value

Unvested restricted stock, June 30, 2006	442,155	$44.06
Granted	112,445	54.98
Vested	(148,938)	41.55
Lapsed and forfeited	(116,121)	42.45

Unvested restricted stock, June 30, 2007	289,541	$50.23

During 2007 and 2006, compensation expense related to restricted stock awards was $6.1 million and $6.8 million, respectively. As of June 30, 2007 the total unrecognized compensation cost related to unvested restricted stock was $8.2 million and is expected to be recognized over a weighted average period of 2.0 years.
During 2006, cash paid to settle restricted stock awards under our 2002 Plan was $1.2 million as a result of accelerating awards for certain employees upon the divestiture of J&L.

NOTE 16 — ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.
Superfund Sites We are involved as a potentially responsible party (PRP) at various sites designated by the United States Environmental Protection Agency (USEPA) as Superfund sites, including the Li Tungsten Superfund site in Glen Cove, New York. With respect to the Li Tungsten site, we recorded an environmental reserve following the identification of other PRPs, an assessment of potential remediation solutions and an entry of a unilateral order by the USEPA directing certain remedial action. In May 2006, we reached an agreement in principle with the U.S. Department of Justice (DOJ) with respect to this site; the DOJ informed us that it would accept a payment of $0.9 million in full settlement for its claim against us for costs related to the Li Tungsten site. The Consent Order and Agreement for settlement of our Li Tungsten liability has been finalized, executed by the parties and filed with the court. At June 30, 2007 and 2006, we had an accrual of $1.0 million recorded relative to this reserve.
During 2006, we were notified by the USEPA that we have been named as a PRP at the Alternate Energy Resources Inc. site located in Augusta, Georgia. The proceedings in this matter have not yet progressed to a stage where it is possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, or the amount of our liability alone or in relation to that of any other PRPs.
Other Environmental Issues Additionally, we also maintain reserves for other potential environmental issues. At June 30, 2007 and 2006 the total of these accruals was $5.4 million and $5.3 million, respectively, and represent anticipated costs associated with the remediation of these issues. During 2006, we completed the remediation activities related to a site in India and reversed the remaining accrual of $1.0 million to operating expense. As a result of the Extrude Hone acquisition, we established an environmental reserve of $0.4 million in 2006. Cash payments of $0.1 million and $0.2 million were made against these reserves during 2007 and 2006, respectively. We recorded unfavorable foreign currency translation adjustments of $0.2 million during 2007 and 2006 related to these reserves.
The reserves we have established for environmental liabilities represent our best current estimate of the costs of addressing all identified environmental situations, based on our review of currently available evidence, and take into consideration our prior experience in remediation and that of other companies, as well as public information released by the USEPA, other governmental agencies, and by the PRP groups in which we are participating. Although the reserves currently appear to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and we can give no assurance that our estimate of any environmental liability will not increase or decrease in the future. The reserved and unreserved liabilities for all environmental concerns could change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs and the involvement of and direction taken by the government on these matters.
We maintain a Corporate Environmental, Health and Safety (EH&S) Department, as well as an EH&S Steering Committee, to ensure compliance with environmental regulations and to monitor and oversee remediation activities. In addition, we have established an EH&S administrator at each of our global manufacturing facilities. Our financial management team periodically meets with members of the Corporate EH&S Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly basis, we review financial provisions and reserves for environmental contingencies and adjust such reserves when appropriate.
NOTE 17 — COMMITMENTS AND CONTINGENCIES
Legal Matters Various lawsuits arising during the normal course of business are pending against us. In our opinion, the ultimate liability, if any, resulting from these matters will have no significant effect on our consolidated financial positions or results of operations.
Lease Commitments We lease a wide variety of facilities and equipment under operating leases, primarily for warehouses, production and office facilities and equipment. Lease expense under these rentals amounted to $27.7 million, $31.7 million and $31.5 million in 2007, 2006 and 2005, respectively. Future minimum lease payments for non-cancelable operating leases are $19.0 million, $12.3 million, $8.5 million, $5.0 million and $3.0 million for the years 2008 through 2012 and $26.8 million thereafter.
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
Related Party Transactions Sales to affiliated companies were $12.1 million, $18.0 million and $19.3 million in 2007, 2006 and 2005, respectively. We do not have any other related party transactions that affect our operations, results of operations, cash flow or financial condition.
NOTE 18 — RIGHTS PLAN
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
NOTE 19 — SEGMENT DATA
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
Sales to a single customer did not aggregate 10 percent or more of total sales in 2007, 2006 or 2005. Export sales from U.S. operations to unaffiliated customers were $129.1 million, $88.0 million and $70.7 million in 2007, 2006 and 2005, respectively.
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
ADVANCED MATERIALS SOLUTIONS GROUP In the AMSG segment, the principal business is the production and sale of cemented tungsten carbide products used in mining, highway construction and engineered applications requiring wear and corrosion resistance, including compacts and other similar applications. These products have technical commonality to our metalworking products. Additionally, we manufacture and market engineered components with a proprietary metal cladding technology. We also sell metallurgical powders to manufacturers of cemented tungsten carbide products. Lastly, we provide our customers with engineered component process technology and materials, which focus on component deburring, polishing and producing controlled radii.
In 2006, we divested Electronics. We have presented the operations of this business as discontinued operations for all periods presented. As such, the following segment data excludes the results of this business for all periods presented.
J&L INDUSTRIAL SUPPLY During 2006, we divested J&L as discussed in Note 4. J&L provided metalworking consumables, related products and related technical and supply chain-related productivity services to small- and medium-sized durable goods manufacturers in the U.S. and the U.K. J&L marketed products and services through a number of channels, including field sales, telesales, wholesalers and direct marketing.
FULL SERVICE SUPPLY During 2005, we divested FSS as discussed in Note 4. FSS provided metalworking consumables and related products to medium- and large-sized manufacturers in the U.S. and Canada. FSS offered integrated supply programs that provided inventory management systems and just-in-time availability and programs that focused on total cost savings.

Segment data is summarized as follows:

(in thousands)	2007	2006	2005

External sales:
MSSG	$1,577,234	$1,401,777	$1,313,525
AMSG	808,259	676,556	510,572
J&L	—	251,295	255,840
FSS	—	—	122,895

Total external sales	$2,385,493	$2,329,628	$2,202,832

Intersegment sales:
MSSG	$135,502	$186,024	$150,039
AMSG	42,881	38,509	33,776
J&L	—	797	1,662
FSS	—	—	2,561

Total intersegment sales	$178,383	$225,330	$188,038

Total sales:
MSSG	$1,712,736	$1,587,801	$1,463,564
AMSG	851,140	715,065	544,348
J&L	—	252,092	257,502
FSS	—	—	125,456

Total sales	$2,563,876	$2,554,958	$2,390,870

Operating income:
MSSG	$221,387	$197,525	$178,313
AMSG	131,323	121,058	84,268
J&L	—	260,894	27,094
FSS	—	—	(4,105)
Corporate	(83,290)	(102,958)	(83,460)

Total operating income	269,420	476,519	202,110
Interest expense	29,141	31,019	27,277
Other income, net	(9,217)	(2,219)	(3,645)

Income from continuing operations before income taxes and minority interest expense	$249,496	$447,719	$178,478

Depreciation and amortization:
MSSG	$50,110	$45,920	$44,345
AMSG	20,217	14,634	9,806
J&L	—	1,598	2,489
FSS	—	—	1,198
Corporate	8,336	8,992	9,046

Total depreciation and amortization	$78,663	$71,144	$66,884

Equity income:
MSSG	$2,638	$1,878	$1,579
AMSG	185	96	(314)

Total equity income	$2,823	$1,974	$1,265

Total assets:
MSSG	$1,493,891	$1,301,649	$1,172,497
AMSG	894,886	691,484	627,761
J&L	—	—	103,704
FSS	—	—	—
Corporate	217,450	442,139	188,375

Total assets	$2,606,227	$2,435,272	$2,092,337

Segment data (continued):

(in thousands)	2007	2006	2005

Capital expenditures:
MSSG	$60,246	$57,702	$63,948
AMSG	23,459	12,793	14,779
J&L	—	2,368	1,829
FSS	—	—	367
Corporate	8,296	6,730	7,629

Total capital expenditures	$92,001	$79,593	$88,552

Investments in affiliated companies:
MSSG	$2,480	$16,493	$13,876
AMSG	1,444	1,220	1,578

Total investments in affiliated companies	$3,924	$17,713	$15,454

Geographic information for sales, based on country of origin, and assets is as follows:

(in thousands)	2007	2006	2005

External sales:
United States	$1,134,752	$1,239,449	$1,185,146
Germany	441,660	380,810	349,583
Asia	252,764	209,143	180,979
United Kingdom	76,475	97,024	98,069
Canada	83,047	75,362	78,210
Other	396,795	327,840	310,845

Total external sales	$2,385,493	$2,329,628	$2,202,832

Total assets:
United States	$1,343,430	$1,375,826	$1,132,591
Germany	389,933	380,272	390,054
Asia	273,715	206,985	191,310
United Kingdom	73,334	61,773	65,703
Canada	42,722	28,193	24,931
Other	483,093	382,223	287,748

Total assets	$2,606,227	$2,435,272	$2,092,337

NOTE 20 – SELECTED QUARTERLY FINANCIAL DATA (unaudited)

For the quarter ended,
(in thousands, except per share data)	September 30	December 31	March 31	June 30

2007
Sales	$542,811	$569,321	$615,884	$657,477
Gross profit	187,031	198,150	220,838	235,543
Income from continuing operations	29,454	33,557	51,738	62,093
Net income	30,361	30,051	51,738	62,093
Basic earnings per share (a)
Continuing operations	0.77	0.87	1.35	1.61
Net income	0.79	0.78	1.35	1.61
Diluted earnings per share (a)
Continuing operations	0.76	0.86	1.32	1.57
Net income	0.78	0.77	1.32	1.57

2006
Sales	$545,766	$562,536	$609,159	$612,167
Gross profit	197,328	196,721	214,083	224,034
Income from continuing operations (b)	28,078	30,910	37,627	175,636
Net income (b)	28,097	31,087	32,903	164,196
Basic earnings per share (a)
Continuing operations	0.74	0.81	0.97	4.52
Net income	0.74	0.81	0.85	4.22
Diluted earnings per share (a)
Continuing operations	0.72	0.79	0.94	4.40
Net income	0.72	0.79	0.82	4.11

a)	Earnings per share amounts for each quarter are computed using the weighted average number of shares outstanding during the quarter. Earnings per share amounts for the full year are computed using the weighted average number of shares outstanding during the year. Thus, the sum of the four quarters’ earnings per share does not always equal the full-year earnings per share.

b)	Income from continuing operations includes a net gain on divestitures of $130.6 million for the quarter ended June 30, 2006. Net income includes a net gain on divestitures of $114.9 million for the quarter ended June 30, 2006.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance at June 30, 2007 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
(b) Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting is included in Item 8 of this Form 10-K.
(c) Attestation Report of the Independent Registered Public Accounting Firm
Management’s assessment of effectiveness of Kennametal’s internal control over financial reporting and the effectiveness of Kennametal’s internal control over financial reporting as of June 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this Form 10-K.
(d) Changes in Internal Control over Financial Reporting
There have been no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B — OTHER INFORMATION
None.

Part III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding the executive officers of Kennametal Inc. is as follows: Name, Age and Position, Experience During Past Five Years (1).
Carlos M. Cardoso, 49
President and Chief Executive Officer
President and Chief Executive Officer since January 2006; Executive Vice President and Chief Operating Officer from January 2005 to December 2005; Vice President and President, Metalworking Solutions and Services Group from April 2003 to December 2004. Formerly, President, Pump Division, Flowserve Corporation (a manufacturer / provider of flow management products and services) from August 2001 to March 2003; Vice President and General Manager, Engine Systems and Accessories, of Honeywell International, Inc. from March 1999 to August 2001.
James R. Breisinger, 57
Vice President and President, Advanced Components Group
Vice President since August 1990; President, Advanced Components Group since July 2005; President, Advanced Materials Solutions Group from August 2000 to July 2005.
Ragesh Datt, 41
Vice President and Chief Information Officer
Vice President and Chief Information Officer of Kennametal since September 2006. Formerly, Vice President and Chief Information Officer for Panasonic Automotive Systems Company of North America and Executive of Matsushita Electronics USA from 2004 to 2006. From 1999 to 2004 served General Electric Company as Global Director ERP Center of Excellence worldwide for GE Power Systems and Chief Information Officer for GE Energy Rentals, Inc.
Stanley B. Duzy, Jr., 60
Vice President and Chief Administrative Officer
Vice President since November 1999; Chief Administrative Officer since 1999.
David W. Greenfield, 57
Vice President, Secretary and General Counsel
Vice President, Secretary and General Counsel since October 2001. Formerly, member, Buchanan Ingersoll Professional Corporation (attorneys-at-law) from July 2000 to September 2001.
William Y. Hsu, 59
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
John H. Jacko, Jr., 50
Vice President Corporate Strategy and MSSG Global Marketing
Vice President Corporate Strategy and MSSG Global Marketing since March 2007. Formerly, Vice President, Chief Marketing Officer at Flowserve Corporation from November 2002 to February 2007; Vice President Marketing and Customer Management from November 2001 to November 2002.
Ronald C. Keating, 39
Vice President and President Metalworking Solutions & Services Group
Vice President and President Metalworking Solutions & Services Group since March 2006; Group Vice President, Energy, Mining and Construction Solutions from September 2004 to February 2006; Vice President and General Manager of Mining and Construction from April 2002 to September 2004; Vice President and General Manager of Electronics Products Group from July 1 to January 2003.

Lawrence J. Lanza, 58
Vice President and Treasurer
Vice President since October 2006; Treasurer since July 2003; Assistant Treasurer and Director of Treasury Services from April 1999 to July 2003.
James E. Morrison, 56
Vice President, Mergers and Acquisitions
Vice President since 1994; Vice President, Mergers and Acquisitions since July 2003; Treasurer from 1987 to 2003.
Wayne D. Moser, 54
Vice President Finance and Corporate Controller
Vice President Finance and Corporate Controller since December 2006; Chief Financial Officer - Europe from August 2005 to December 2006; Director, European Strategic Initiatives from November 2004 to July 2005; General Manager, Industrial Products Europe from July 2003 to October 2004; Integration Director from May 2002 to June 2003; General Manager, Mining and Construction Division from November 1997 to April 2002.
Frank P. Simpkins, 44
Vice President and Chief Financial Officer
Vice President and Chief Financial Officer since December 2006; Vice President Finance and Corporate Controller from February 2006 to December 2006; Vice President of Global Finance of Kennametal Industrial Business from October 2005 to February 2006; Director of Finance, Metalworking Solutions & Services Group from February 2002 to February 2006; Corporate Controller from October 1998 to February 2002.
Kevin R. Walling, 41
Vice President and Chief Human Resources Officer
Vice President and Chief Human Resources Officer since November 2005; Vice President, Metalworking Solutions and Services Group from February 2005 to November 2005. Formerly, Vice President Human Resources, North America of Marconi Corporation (a communications company) from February 2001 to January 2005.
Gary W. Weismann, 51
Vice President and President, Advanced Materials Solutions Group
Vice President and President, Advanced Materials Solutions Group since August 2007; Vice President, General Manager of Energy, Mining and Construction Solutions Group from April 2006 to July 2007; Vice President, Electronics Division from January 2004 to March 2006; Managing Director for Marketing Solutions from May 1999 to December 2003.

1)	Each executive officer has been elected by the Board of Directors to serve until removed or until a successor is elected and qualified. Mr. Keating voluntarily resigned from the Company effective August 17, 2007 and will cease to be an Executive Officer as of that date.
Incorporated herein by reference is the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 30, 2007 (2007 Proxy Statement).
Incorporated herein by reference is the information set forth under the caption “Ethics and Corporate Governance—Code of Business Ethics and Conduct” in the 2007 Proxy Statement.
The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are: Lawrence W. Stranghoener (Chair), Ronald M. DeFeo, A. Peter Held and Timothy R. McLevish. Incorporated herein by reference is the information set forth in the second and third sentences under the caption “Board of Directors and Board Committees–Committee Functions–Audit Committee” in the 2007 Proxy Statement.
ITEM 11 — EXECUTIVE COMPENSATION
Incorporated herein by reference is the information set forth under the captions “Executive Compensation” and “Executive Compensation Tables” and certain information regarding directors’ fees under the caption “Board of Directors and Board Committees – Board of Directors Compensation and Benefits” in the 2007 Proxy Statement.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS
Incorporated herein by reference is the information set forth under the caption “Ownership of Capital Stock by Directors, Nominees and Executive Officers” with respect to the directors’ and officers’ shareholdings, under the caption “Principal Holders of Voting Securities” with respect to other beneficial owners, each in the 2007 Proxy Statement.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference is certain information set forth in under the captions “Ethics and Corporate Governance – Corporate Governance Guidelines”, “Executive Compensation” and “Executive Compensation Tables” in the 2007 Proxy Statement.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated herein by reference is the information with respect to pre-approval policies set forth under the caption “Independent Registered Public Accounting Firm – Ratification of the Selection of the Independent Registered Public Accounting Firm –Audit Committee Pre-Approval Policy” and the information with respect to principal accountant fees and services set forth under “Independent Registered Public Accounting Firm – Ratification of the Selection of the Independent Registered Public Accounting Firm – Fees and Services” in the 2007 Proxy Statement.
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

Page
FINANCIAL STATEMENT SCHEDULE:
Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended June 30, 2007, 2006 and 2005	63
3. Exhibits

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

(2.1)	Stock Purchase Agreement by and among JLK Direct Distribution, Inc., Kennametal Inc., MSC Industrial Direct Co., Inc. and MSC Acquisition Corp. VI dated as of March 15, 2006.	Exhibit 2.1 of the March 31, 2006 Form 10-Q is incorporated herein by reference

(3)	Articles of Incorporation and Bylaws

(3.1)	Amended and Restated Articles of Incorporation as amended through October 30, 2006	Exhibit 3.1 of the December 31, 2006 Form 10-Q is incorporated herein by reference.

(3.2)	Bylaws of Kennametal Inc. as amended through May 8, 2007	Exhibit 3.1 of March 31, 2007 Form 10-Q is incorporated herein by reference.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(4.1)	Rights Agreement effective as of November 2, 2000	Exhibit 1 of the Form 8-A dated October 10, 2000 is incorporated herein by reference.

(4.2)	First Amendment to Rights Agreement, made and entered into as of October 6, 2004, by and between the Registrant and Mellon Investor Services LLC	Exhibit 10.1 of the October 26, 2004 Form 8-K is incorporated herein by reference.

(4.3)	Indenture, dated as of June 19, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee	Exhibit 4.1 of the June 14, 2002 Form 8-K is incorporated herein by reference.

(4.4)	First Supplemental Indenture, dated as of June 19, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee	Exhibit 4.2 of the June 14, 2002 Form 8-K is incorporated herein by reference.

(10)	Material Contracts

(10.1)*	Kennametal Inc. Management Performance Bonus Plan	Appendix A to the 2005 Proxy Statement filed September 26, 2005 is incorporated herein by reference.

(10.2)*	Stock Option and Incentive Plan of 1988	Exhibit 10.1 of the December 31, 1988 Form 10-Q (SEC file no. reference 1-5318; docket entry date—February 9, 1989) is incorporated herein by reference.

(10.3)*	Deferred Fee Plan for Outside Directors	Exhibit 10.4 of the June 30, 1988 Form 10-K (SEC file no. reference 1-5318; docket entry date—September 23, 1988) is incorporated herein by reference.

(10.4)*	Executive Deferred Compensation Trust Agreement	Exhibit 10.5 of the June 30, 1988 Form 10-K (SEC file no. reference 1-5318; docket entry date—September 23, 1988) is incorporated herein by reference.

(10.5)*	Directors Stock Incentive Plan, as amended	Exhibit 10.5 of the June 30, 2003 Form 10-K is incorporated herein by reference.

(10.6)*	Stock Option and Incentive Plan of 1992, as amended	Exhibit 10.8 of the December 31, 1996 Form 10-Q is incorporated herein by reference.

(10.7)*	Performance Bonus Stock Plan of 1995, as amended	Exhibit 10.6 of the June 30, 1999 Form 10-K is incorporated herein by reference.

(10.8)*	Stock Option and Incentive Plan of 1996	Exhibit 10.14 of the September 30, 1996 Form 10-Q is incorporated herein by reference.

(10.9)*	Kennametal Inc. 1999 Stock Plan	Exhibit 10.5 of the June 11, 1999 Form 8-K is incorporated herein by reference.

(10.10)*	Kennametal Inc. Stock Option and Incentive Plan of 1999	Exhibit A of the 1999 Proxy Statement is incorporated herein by reference.

(10.11)*	Kennametal Inc. Stock and Incentive Plan of 2002 (as amended on July 25, 2006)	Exhibit 10.11 of the June 30, 2006 Form 10-K is incorporated herein by reference.

(10.12)*	Forms of Award Agreements under the Kennametal Inc. Stock and Incentive Plan of 2002	Exhibit 10.18 of the June 30, 2004 Form 10-K is incorporated herein by reference.

(10.13)*	Form of Employment Agreement with Carlos M. Cardoso	Exhibit 10.9 of the June 30, 2000 Form 10-K is incorporated herein by reference.

(10.14)*	Form of Amended and Restated Employment Agreement with Named Executive Officers (other than Mr. Cardoso, Mr. Tambakeras and Ms. Smith)	Exhibit 10.1 of the December 31, 2006 Form 10-Q is incorporated herein by reference.

(10.15)*	Schedule of Named Executive Officers who have entered into the Form of Amended and Restated Employment Agreement as set forth in Exhibit 10.14.	Filed herewith.

(10.16)*	Form of Indemnification Agreement for Named Executive Officers	Exhibit 10.2 of the March 22, 2005 Form 8-K is incorporated herein by reference.

(10.17)*	Schedule of Named Executive Officers who have entered into the Form of Indemnification Agreement as set forth in Exhibit 10.16	Filed herewith.

(10.18)*	Description of Incentive Awards and Bonuses	The text of Item 1.01 of the July 28, 2006 Form 8-K is incorporated herein by reference.

(10.19)*	Kennametal Inc. 2006 Executive Retirement Plan (for Designated Others) (Effective July 31, 2007)	Exhibit 10.2 of the September 30, 2006 Form 10-Q is incorporated herein by reference.

(10.20)*	Kennametal Inc. Supplemental Executive Retirement Plan (as amended effective July 31, 2007)	Exhibit 10.3 of the September 30, 2006 Form 10-Q is incorporated herein by reference.

(10.21)*	Letter Agreement dated December 7, 2006 by and between Kennametal Inc. and Markos I. Tambakeras	Exhibit 10.2 of the December 31, 2006 Form 10-Q is incorporated herein by reference.

(10.22)*	Letter Agreement dated December 6, 2006 by and between Kennametal Inc. and Frank P. Simpkins	Exhibit 10.3 of the December 31, 2006 Form 10-Q is incorporated herein by reference.

(10.23)*	Description of Compensation Payable to Non-Employee Directors	Exhibit 10.1 of the February 2, 2006 Form 8-K is incorporated herein by reference.

(10.24)*	Summary of Perquisites Program	The text of Item 1.01 of the April 22, 2005 Form 8-K is incorporated herein by reference.

(10.25)*	Charter Jet Policy & Procedures, Personal Use of Aircraft Chartered by the Company	Exhibit 10.23 of the June 30, 2005 Form 10-K is incorporated herein by reference.

(10.26)	Second Amended and Restated Credit Agreement dated as of March 21, 2006 among Kennametal Inc., Kennametal Europe GmbH, Bank of America, N.A. (as Administrative Agent); Keybank National Association and National City Bank of Pennsylvania (as Co-Syndication Agents); PNC Bank, National Association and JPMorgan Chase Bank, N.A. (as Co-Documentation Agents); and the following lenders: Bank of America, N.A., Bank of America, N.A., London Branch, Keybank National Association, National City Bank of Pennsylvania, PNC Bank, National Association, JPMorgan Chase Bank, N.A., Bank of Tokyo-Mitsubishi UFJ Trust Company, Citizens Bank of Pennsylvania, Comerica Bank, The Bank of New York, Mizuho Corporate Bank, Ltd., Fifth Third Bank, LaSalle Bank National Association, Sanpaolo IMI and Chiao Tung Bank Co., Ltd.	Exhibit 10.1 of the March 31, 2006 Form 10-Q is incorporated herein by reference.

(21)	Subsidiaries of the Registrant	Filed herewith.

(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith.

(31)	Certifications

(31.1)	Certification executed by Carlos M. Cardoso, Chief Executive Officer of Kennametal Inc.	Filed herewith.

(31.2)	Certification executed by Frank P. Simpkins, Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Carlos M. Cardoso, Chief Executive Officer of Kennametal Inc., and Frank P. Simpkins, Chief Financial Officer of Kennametal Inc.	Filed herewith.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.
Date: August 15, 2007	By:	/s/ Wayne D. Moser
Wayne D. Moser
Vice President Finance and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CARLOS M. CARDOSO Carlos M. Cardoso	President and Chief Executive Officer	August 15, 2007

/s/ FRANK P. SIMPKINS Frank P. Simpkins	Vice President and Chief Financial Officer	August 15, 2007

/s/ WAYNE D. MOSER Wayne D. Moser	Vice President Finance and Corporate Controller	August 15, 2007

/s/ LARRY D. YOST Larry D. Yost	Chairman of the Board	August 15, 2007

/s/ RONALD M. DEFEO Ronald M. DeFeo	Director	August 15, 2007

/s/ PHILIP A. DUR Philip A. Dur	Director	August 15, 2007

/s/ A. PETER HELD A. Peter Held	Director	August 15, 2007

/s/ TIMOTHY R. MCLEVISH Timothy R. McLevish	Director	August 15, 2007

/s/ WILLIAM R. NEWLIN William R. Newlin	Director	August 15, 2007

/s/ LAWRENCE W. STRANGHOENER Lawrence W. Stranghoener	Director	August 15, 2007

/s/ STEVEN H. WUNNING Steven H. Wunning	Director	August 15, 2007

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

			Charged to
	Balance at	Charged to	Other				Deductions		Balance at
(in thousands)	Beginning	Costs and	Comprehensive		Other		from		End of
For the year ended June 30,	of Year	Expenses	Income	Recoveries	Adjustments		Reserves		Year

2007
Allowance for doubtful accounts	$14,692	$1,270	$—	$299	$3,059	(a)	$2,289	(b)	$17,031
Reserve for obsolete inventory	56,104	4,771	—	—	3,375	(a)	4,544	(c)	59,706
Deferred tax asset valuation allowance	38,744	703	—	—	6,812	(a) (d)	1,109	(e)	45,150

2006
Allowance for doubtful accounts	$16,835	$3,118	$—	$474	$(2,250	)(a)	$3,485	(b)	$14,692
Reserve for obsolete inventory	59,370	11,202	—	—	(4,579	) (a)	9,889	(c)	56,104
Deferred tax asset valuation allowance	37,377	4,696	(3,129)	(1,678)	1,478	(a)	—		38,744

2005
Allowance for doubtful accounts	$18,727	$3,905	$—	$265	$(257	)(a)	$5,805	(b)	$16,835
Reserve for obsolete inventory	77,810	11,577	—	—	(3,942	) (a)	26,075	(c)	59,370
Deferred tax asset valuation allowance	53,051	(4,772)	905	(1,827)	(9,980	) (a)	—		37,377

a)	Represents foreign currency translation adjustment and reserves divested or acquired through business combinations.

b)	Represents uncollected accounts charged against the allowance.

c)	Represents scrapped inventory and other charges against the reserve.

d)	Includes the impact of adoption of SFAS 158.

e)	Represents a reduction in the allowance due to a reduction in the underlying deferred tax assets.