Form 10-Q
period 2007-09-30
KENNAMETAL INC
filed 2007-11-07
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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
YES ☑ NO☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date:

Title Of Each Class	Outstanding at October 31, 2007

Capital Stock, par value $1.25 per share	38,984,428

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

This Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not relate strictly to historical or current facts. You can identify forward-looking statements by the fact they use words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression in connection with any discussion of future operating or financial performance or events. Forward looking statements in this Form 10-Q may concern, among other things, Kennametal’s expectations regarding our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position, and product development, all of which are based on current expectations that involve inherent risks and uncertainties. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: global and regional economic conditions; availability and cost of the raw materials we use to manufacture our products; our ability to protect our intellectual property in foreign jurisdictions; our foreign operations and international markets, such as currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability; energy costs; commodity prices; competition; integrating recent acquisitions, as well as any future acquisitions, and achieving the expected savings and synergies; business divestitures; demands on management resources; future terrorist attacks or acts of war; labor relations; demand for and market acceptance of new and existing products; and implementation of restructuring plans and environmental remediation matters. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. These and other risks are more fully described in the “Risk Factors” Section of our Annual Report on Form 10-K, in this Form 10-Q if applicable and in our other periodic filings with the Securities and Exchange Commission. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	September 30,
(in thousands, except per share data)	2007	2006

Sales	$615,076	$542,811
Cost of goods sold	402,985	355,780

Gross profit	212,091	187,031
Operating expense	145,032	135,044
Loss on divestiture (Note 5)	—	1,686
Amortization of intangibles	2,945	1,940

Operating income	64,114	48,361
Interest expense	7,799	7,427
Other income, net	(1,103)	(3,006)

Income from continuing operations before income taxes and minority interest expense	57,418	43,940
Provision for income taxes	21,667	13,929
Minority interest expense	872	557

Income from continuing operations	34,879	29,454
Income from discontinued operations, net of income taxes	—	907

Net income	$34,879	$30,361

PER SHARE DATA (Note 16)
Basic earnings
Continuing operations	$0.90	$0.77
Discontinued operations	—	0.02

	$0.90	$0.79

Diluted earnings
Continuing operations	$0.88	$0.76
Discontinued operations	—	0.02

	$0.88	$0.78

Dividends per share	$0.21	$0.19

Basic weighted average shares outstanding	38,699	38,226

Diluted weighted average shares outstanding	39,534	39,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	June 30,
(in thousands)	2007	2007

ASSETS
Current assets:
Cash and cash equivalents	$66,541	$50,433
Accounts receivable, less allowance for doubtful accounts of $18,916 and $17,031	447,192	466,690
Inventories	443,305	403,613
Deferred income taxes	51,344	51,837
Other current assets	42,507	43,929

Total current assets	1,050,889	1,016,502

Property, plant and equipment:
Land and buildings	343,021	334,899
Machinery and equipment	1,223,725	1,159,462
Less accumulated depreciation	(917,858)	(880,342)

Property, plant and equipment, net	648,888	614,019

Other assets:
Investments in affiliated companies	2,053	3,924
Goodwill	634,806	631,363
Intangible assets, less accumulated amortization of $29,699 and $26,332	196,640	202,927
Deferred income taxes	21,685	33,880
Other	98,546	103,612

Total other assets	953,730	975,706

Total assets	$2,653,507	$2,606,227

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases	$1,026	$2,120
Notes payable to banks	7,098	3,310
Accounts payable	173,398	189,301
Accrued income taxes (Note 11)	37,547	49,542
Accrued expenses	105,942	104,494
Other current liabilities	136,824	138,470

Total current liabilities	461,835	487,237

Long-term debt and capital leases, less current maturities	368,927	361,399
Deferred income taxes	65,183	70,669
Accrued pension and postretirement benefits	139,005	131,760
Accrued income taxes (Note 11)	20,011	—
Other liabilities	48,046	53,071

Total liabilities	1,103,007	1,104,136

Commitments and contingencies

Minority interest in consolidated subsidiaries	19,122	17,624

SHAREOWNERS’ EQUITY (Note 16)
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 41,664 and 41,487 shares issued	52,091	51,861
Additional paid-in capital	718,104	706,947
Retained earnings	836,473	812,917
Treasury shares, at cost; 2,743 and 2,501 shares held	(168,714)	(148,932)
Accumulated other comprehensive income	93,424	61,674

Total shareowners’ equity	1,531,378	1,484,467

Total liabilities and shareowners’ equity	$2,653,507	$2,606,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

Three months ended September 30 (in thousands)	2007	2006[a]

OPERATING ACTIVITIES
Net income	$34,879	$30,361
Adjustments for non-cash items:
Depreciation	18,849	16,447
Amortization	2,945	1,940
Stock-based compensation expense	3,005	6,174
Loss on divestitures (Notes 5 and 6)	—	1,898
Deferred income tax provision	11,872	729
Other	(2,878)	398
Changes in certain assets and liabilities, excluding effects of acquisitions:
Accounts receivable	30,653	30,217
Inventories	(29,391)	(10,488)
Accounts payable and accrued liabilities	(18,949)	(21,890)
Accrued income taxes	426	(72,295)
Other	5,494	(2,291)

Net cash flow provided by (used for) operating activities	56,905	(18,800)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(42,686)	(22,661)
Disposals of property, plant and equipment	2,200	483
Acquisitions of business assets, net of cash acquired	1,572	(73,905)
Proceeds from divestitures (Notes 5 and 6)	3,000	20,214
Proceeds from sale of equity investment	5,415	—
Other	(919)	82

Net cash flow used for investing activities	(31,418)	(75,787)

FINANCING ACTIVITIES
Net increase (decrease) in notes payable	3,592	(23)
Term debt borrowings	30,489	12,775
Term debt repayments	(31,256)	(23,339)
Repurchase of capital stock	(15,936)	(9,437)
Dividend reinvestment and employee benefit and stock plans	7,143	6,222
Cash dividends paid to shareowners	(8,178)	(7,345)
Other	2,099	(116)

Net cash flow used for financing activities	(12,047)	(21,263)

Effect of exchange rate changes on cash and cash equivalents	2,668	98

CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	16,108	(115,752)
Cash and cash equivalents, beginning of period	50,433	233,976

Cash and cash equivalents, end of period	$66,541	$118,224

[a]	Amounts presented include cash flows from discontinued operations.
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	ORGANIZATION
Kennametal Inc. was incorporated in Pennsylvania in 1943 and maintains its world headquarters in Latrobe, Pennsylvania. Kennametal Inc. and its subsidiaries (collectively, “Kennametal” or the “Company”) is a leading global manufacturer and supplier of tooling, engineered components and advanced materials consumed in production processes. End users of our products include metalworking manufacturers and suppliers in the aerospace, automotive, machine tool, light machinery and heavy machinery industries, as well as manufacturers and suppliers in the highway construction, coal mining, quarrying and oil and gas exploration industries. Our end users’ products include items ranging from airframes to coal, medical implants to oil wells and turbochargers to motorcycle parts. We operate two global business units consisting of Metalworking Solutions & Services Group (MSSG) and Advanced Materials Solutions Group (AMSG).
2.	BASIS OF PRESENTATION
The condensed consolidated financial statements, which include our accounts and those of our consolidated subsidiaries, should be read in conjunction with the 2007 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2007 was derived from the audited balance sheet included in our 2007 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal, recurring adjustments. The results for the three months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2008 is to the fiscal year ending June 30, 2008. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a method of recognition, measurement, presentation and disclosure within financial statements for uncertain tax positions that a company has taken or expects to take in a tax return. Kennametal adopted FIN 48 as of July 1, 2007. See Note 11 for additional disclosures related to the adoption of FIN 48.
4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

Three months ended September 30 (in thousands)	2007	2006

Cash paid during the period for:
Interest	$2,574	$2,311
Income taxes	4,659	86,236

Supplemental disclosure of non-cash information:
Contribution of stock to employees’ defined contribution benefit plans	—	2,260
Change in fair value of interest rate swaps	5,489	5,629
5.	DIVESTITURE
In 2006, we divested J&L Industrial Supply (J&L) for net proceeds of $359.2 million. During the three months ended September 30, 2006, we recognized a pre-tax loss of $1.6 million related to a post-closing adjustment, which is included in loss on divestiture, as well as $0.3 million of divestiture-related charges in our Corporate segment that were included in operating expenses. We received $359.2 million in net proceeds related to the sale of this business of which $0.7 million was received during the three months ended September 30, 2006.
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
CPG The divestiture of CPG, which was part of the MSSG segment, closed August 31, 2006 for net consideration of $31.2 million. We have received $31.2 million in net proceeds related to the sale of this business of which $3.0 million and $19.5 million were received during the three months ended September 30, 2007 and 2006, respectively. Also, for the three months ended September 30, 2006, we recognized a pre-tax loss of $0.3 million, which is presented in discontinued operations.
The following represents the results of discontinued operations for the three months ended September 30:

(in thousands)	2006

Sales	$12,610

Income from discontinued operations before income taxes	$1,161
Income tax expense	254

Loss from discontinued operations	$907

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7.	STOCK-BASED COMPENSATION
Stock options are granted to eligible employees at fair market value on the date of grant. Stock options are exercisable under specific conditions for up to 10 years from the date of grant. The aggregate number of shares authorized for issuance under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended (the 2002 Plan), is 3,750,000. See Note 16 for disclosure of our recently announced capital stock split. Under the provisions of the 2002 Plan, participants may deliver our stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair value of shares delivered during the three months ended September 30, 2007 and 2006 was $0.5 million and $0.1 million, respectively. Stock option expense for the three months ended September 30, 2007 and 2006 was $1.5 million and $1.7 million, respectively. In addition to stock option grants, the 2002 Plan permits the award of restricted stock to directors, officers and key employees.
The assumptions used in our Black-Scholes valuation related to grants made during the three months ended September 30, 2007 and 2006 were as follows:

	2007	2006

Risk-free interest rate	4.5%	5.0%
Expected life in years (1)	4.5	4.5
Expected volatility (2)	23.6%	22.4%
Expected dividend yield	1.4%	1.4%

1)	Expected life is derived from historical experience.

2)	Expected volatility is based on the historical volatility of our capital stock.
Changes in our capital stock options for the three months ended September 30, 2007 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Life	Value (in
	Options	Price	(years)	thousands)

Options outstanding, June 30, 2007	1,602,717	$44.69
Granted	255,299	77.68
Exercised	113,188	45.75
Lapsed and forfeited	11,328	52.78

Options outstanding, September 30, 2007	1,733,500	$49.49	7.0	$59,793

Options vested and expected to vest, September 30, 2007	1,680,801	$49.07	7.0	58,784

Options exercisable, September 30, 2007	962,806	$39.66	5.6	42,670

The weighted average fair value per option granted during the three months ended September 30, 2007 and 2006 was $18.73 and $12.87 respectively. The fair value of options vested during the three months ended September 30, 2007 and 2006 was $2.9 million and $3.6 million, respectively.
The amount of cash received from the exercise of capital stock options during the three months ended September 30, 2007 and 2006 was $4.6 million and $2.3 million, respectively. The related tax benefit for the three months ended September 30, 2007 and 2006 was $1.1 million and $0.3 million, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $3.5 million and $1.0 million, respectively. As of September 30, 2007, the total unrecognized compensation cost related to options outstanding was $6.9 million and is expected to be recognized over a weighted average period of 3.0 years.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Changes in our restricted stock for the three months ended September 30, 2007 were as follows:

		Weighted
		Average Fair
	Shares	Value

Unvested restricted stock, June 30, 2007	289,541	$50.23
Granted	69,634	78.01
Vested	101,714	46.89
Forfeited	6,093	51.68

Unvested restricted stock, September 30, 2007	251,368	$59.41

During the three months ended September 30, 2007 and 2006, compensation expense related to restricted stock awards was $1.5 million and $2.1 million, respectively. As of September 30, 2007, the total unrecognized compensation cost related to unvested restricted stock was $9.0 million and is expected to be recognized over a weighted average period of 2.9 years.
8.	BENEFIT PLANS
We sponsor several defined benefit pension plans that cover a majority of our employees. Additionally, we provide varying levels of postretirement health care and life insurance benefits to most U.S. employees.
The table below summarizes the components of net periodic pension cost:

Three months ended September 30 (in thousands)	2007	2006

Service cost	$2,502	$2,417
Interest cost	9,948	9,499
Expected return on plan assets	(12,323)	(11,224)
Amortization of transition obligation	42	37
Amortization of prior service (credit) cost	(11)	166
Recognition of actuarial losses	564	1,295

Net periodic pension cost	$722	$2,190

The decrease in net periodic pension cost is primarily the result of an increase in plan assets and increases in discount rates used to determine our net periodic pension cost for our international plans.
During the three months ended September 30, 2007 and 2006, the Company contributed $1.6 million and $1.3 million, respectively, to its various defined benefit pension plans.
The table below summarizes the components of the net periodic other postretirement cost:

Three months ended September 30 (in thousands)	2007	2006

Service cost	$133	$133
Interest cost	434	420
Amortization of prior service cost	12	12
Recognition of actuarial gains	(132)	(367)

Net periodic other postretirement cost	$447	$198

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9.	INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for approximately 51 percent and 50 percent of total inventories at September 30, 2007 and June 30, 2007, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

	September 30,	June 30,
(in thousands)	2007	2007

Finished goods	$260,889	$234,828
Work in process and powder blends	181,117	161,815
Raw materials and supplies	78,940	72,941

Inventory at current cost	520,946	469,584
Less: LIFO valuation	(77,641)	(65,971)

Total inventories	$443,305	$403,613

10.	ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.
Superfund Sites We are involved as a potentially responsible party (PRP) at various sites designated by the United States Environmental Protection Agency (USEPA) as Superfund sites, including the Li Tungsten Superfund site in Glen Cove, New York. With respect to the Li Tungsten site, we had previously recorded an environmental reserve. In May 2006, we reached an agreement in principle with the U.S. Department of Justice (DOJ) with respect to this site; the DOJ informed us that it would accept a payment of $0.9 million in full settlement for its claim against us for costs related to the Li Tungsten site. The Consent Order and Agreement for settlement of our Li Tungsten liability has been entered by the court and payment is expected to be made during the 2008 second quarter. At September 30, 2007, we had an accrual of $1.0 million recorded relative to this reserve.
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
Other Environmental Issues Additionally, we also maintain reserves for other potential environmental issues. At September 30, 2007, the total of these accruals was $6.2 million, and represents anticipated costs associated with the remediation of these issues. We recorded unfavorable foreign currency translation adjustments of $0.2 million during the three months ended September 30, 2007 related to these reserves.
11.	INCOME TAXES
The effective income tax rate for the three months ended September 30, 2007 and 2006 was 37.7 percent and 31.7 percent, respectively. The current quarter rate was unfavorably impacted by a $6.6 million non-cash income tax charge related to a German tax reform bill enacted in July 2007 offset somewhat by benefits from increased earnings of our pan-European business strategy.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Effective July 1, 2007, we adopted FIN 48. The adoption of FIN 48 had the following impacts on our consolidated balance sheet: a $0.3 million increase in current deferred tax assets, a $0.6 million increase in non-current deferred tax assets, a $14.2 million decrease in current accrued income taxes, a $1.7 million decrease in non-current deferred tax liabilities, a $20.0 million increase in non-current accrued income taxes and a $3.3 million decrease in retained earnings. As of the adoption date, we have $20.3 million of unrecognized tax benefits. Of this amount, $17.0 million would affect the 2008 annual effective tax rate if recorded.
Our policy is to recognize interest and penalties related to income taxes as a component of the provision for income taxes on the Condensed Consolidated Statement of Income. As of adoption, we have accrued $2.2 million of interest. For the three months ended September 30, 2007, we recognized $0.3 million in interest related to uncertain tax positions.
We file income tax returns in the U.S. as well as in various states and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2001. The IRS has audited all U.S. tax years prior to 2005. Various state and foreign jurisdiction tax authorities are in the process of examining our income tax returns for various tax years ranging from 2001 to 2006. At this time, we do not anticipate a material increase or decrease in the total amount of unrecognized tax benefits within the next twelve months.
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
For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options and restricted stock awards by 0.8 million shares for the three months ended September 30, 2007 and 2006. Unexercised capital stock options to purchase our capital stock of 0.7 million shares for the three months ended September 30, 2006 are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore their inclusion would have been anti-dilutive.
See Note 16 for disclosure of our recently announced capital stock split.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13.	COMPREHENSIVE INCOME
Comprehensive income is as follows:

Three months ended September 30 (in thousands)	2007	2006

Net income	$34,879	$30,361
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax	71	487
Reclassification of unrealized gain on expired derivatives designated and qualified as cash flow hedges, net of tax	(1,440)	(187)
Minimum pension liability adjustment, net of tax	—	40
Unrecognized net actuarial losses, prior service cost and transition obligation, net of tax	(470)	—
Reclassification of unrecognized net actuarial losses, prior service cost and transition obligation, net of tax	326	—
Foreign currency translation adjustments	33,263	(140)

Comprehensive income	$66,629	$30,561

14.	GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill attributable to each segment is as follows:

				September 30,
(in thousands)	June 30, 2007	Adjustments	Translation	2007

MSSG	$282,670	$(10,510)	$5,649	$277,809
AMSG	348,693	5,977	2,327	356,997

Total	$631,363	$(4,533)	$7,976	$634,806

During the three months ended September 30, 2007, we completed purchase price allocations related to three of the 2007 acquisitions resulting in a $10.5 million reduction in MSSG goodwill and a $5.2 million increase in AMSG goodwill and were based, in part, on third party valuations. In addition, we recorded other adjustments totaling $0.8 million related to our AMSG 2007 acquisitions.
The components of our other intangible assets and their useful lives are as follows:

		September 30, 2007		June 30, 2007
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
(in thousands)	Useful Life	Amount	Amortization	Amount	Amortization

Contract-based	3 — 15 years	$5,381	$(4,226)	$6,498	$(4,008)
Technology-based and other	4 — 20 years	39,385	(11,842)	49,305	(10,541)
Customer-related	5 — 20 years	105,339	(10,768)	97,810	(9,567)
Unpatented technology	30 years	19,487	(2,209)	19,381	(1,956)
Trademarks	3 years — Indefinite	56,747	(654)	56,265	(260)

Total		$226,339	$(29,699)	$229,259	$(26,332)

During the three months ended September 30, 2007 we completed purchase price allocations related to three of the 2007 acquisitions based, in part, on third party valuations. As a result, technology-based and other decreased $10.6 million, customer-related increased $6.1 million, contract-based decreased $1.1 million and trademarks decreased $0.8 million. Estimated amortization expense for 2008 through 2012 is $12.3 million, $11.1 million, $10.2 million, $9.0 million and $8.4 million, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15.	SEGMENT DATA
We currently operate two reportable operating segments consisting of MSSG and AMSG, and Corporate. We do not allocate certain corporate shared service costs, certain employee benefit costs, certain employment costs, such as performance-based bonuses and stock-based compensation expense, interest expense, other expense, income taxes or minority interest to our operating segments.
Our external sales, intersegment sales and operating income by segment are as follows:

Three months ended September 30 (in thousands)	2007	2006

External sales:
MSSG	$407,697	$357,084
AMSG	207,379	185,727

Total external sales:	$615,076	$542,811

Intersegment sales:
MSSG	$43,131	$33,443
AMSG	10,853	9,753

Total intersegment sales	$53,984	$43,196

Total sales:
MSSG	$450,828	$390,527
AMSG	218,232	195,480

Total sales	$669,060	$586,007

Operating income:
MSSG	$55,352	$45,666
AMSG	29,980	27,386
Corporate	(21,218)	(24,691)

Total operating income	$64,114	$48,361

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
16.	STOCK SPLIT
On October 23, 2007, the Board of Directors approved a two-for-one capital stock split in the form of a capital stock dividend to be distributed after the close of trading on December 18, 2007 to all shareowners of record as of the close of business on December 4, 2007. The stated par value of each share was not changed from $1.25. The issuance of the additional shares will result in a transfer from additional paid-in-capital to capital stock in an amount representing the par value of the shares issued.
The following table represents pro-forma disclosure of earnings per share and weighted average shares outstanding for the three months ended September 30:

(in thousands, except per share amounts)	2007	2006	2007	2006

	As Reported		Pro Forma
Basic earnings per share
Continuing operations	$0.90	$0.77	$0.45	$0.39
Discontinued operations	—	0.02	—	0.01

	$0.90	$0.79	$0.45	$0.40

Diluted earnings per share
Continuing operations	$0.88	$0.76	$0.44	$0.38
Discontinued operations	—	0.02	—	0.01

	$0.88	$0.78	$0.44	$0.39

Dividends per share	$0.21	$0.19	$0.11	$0.10

Basic weighted average shares outstanding	38,699	38,226	77,398	76,452

Diluted weighted average shares outstanding	39,534	39,058	79,068	78,116

The following table represents pro-forma balance sheet disclosures as of:

(in thousands)	September 30, 2007	June 30, 2007	September 30, 2007	June 30, 2007

	As Reported		Pro Forma
Capital stock, shares issued	41,664	41,487	83,328	82,974
Capital stock	$52,091	$51,861	$104,182	$103,722
Additional paid-in capital	$718,104	$706,947	$666,013	$655,086
Treasury shares held	2,743	2,501	5,486	5,002

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF CONTINUING OPERATIONS
SALES
Sales for the three months ended September 30, 2007 were $615.1 million, an increase of $72.3 million, or 13.3 percent, from $542.8 million in the prior year quarter. The increase in sales was primarily attributed to 5.0 percent organic growth, 5.0 percent from acquisitions and 3.0 percent from favorable foreign currency effects. The organic increase in sales for the quarter was primarily attributed to growth in the European and Asia Pacific markets. Organic sales growth by sector was led by year-over-year expansion in aerospace, machine tools, distribution and highway construction.
GROSS PROFIT
Gross profit for the three months ended September 30, 2007 increased $25.1 million to $212.1 million from $187.0 million in the prior year quarter. This 13.4 percent increase was primarily due to organic sales growth, the impact of acquisitions, foreign currency effects of $7.1 million and the effects of some recent price increases, partially offset by higher raw material costs, specifically materials containing steel and cobalt.
Gross profit margin for the three months ended September 30, 2007 was 34.5 percent, consistent with the prior year quarter. The impact of higher raw material costs discussed above was offset primarily by the effects of acquisitions, recent price increases and a favorable 10 basis point impact of foreign currency.
OPERATING EXPENSE
Operating expense for the three months ended September 30, 2007 was $145.0 million, an increase of $10.0 million, or 7.4 percent, compared to $135.0 million in the prior year quarter. The increase in operating expense was primarily attributed to the impact of acquisitions, foreign currency exchange rate fluctuations of $4.5 million and increased professional fees of $1.1 million.
LOSS ON DIVESTITURE
Loss on divestiture of $1.6 million for the three months ended September 30, 2006 was the result of a post-closing adjustment related to our 2006 divestiture of J&L.
AMORTIZATION OF INTANGIBLES
Amortization expense was $2.9 million for the three months ended September 30, 2007, an increase of $1.0 million from $1.9 million in the prior year quarter. This increase was due to the impact of acquisitions.
INTEREST EXPENSE
Interest expense for the three months ended September 30, 2007 increased $0.4 million, or 5.0 percent, to $7.8 million from $7.4 million in the prior year quarter. This increase was due primarily to an increase in average domestic borrowings of $77.8 million, mostly offset by lower average interest rates on domestic borrowings of 6.8 percent, compared to 7.0 percent in the prior year quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OTHER INCOME, NET
Other income, net for the three months ended September 30, 2007 decreased $1.9 million to $1.1 million from $3.0 million in the prior year quarter. This change was driven by a $1.8 million reduction of interest income due to lower cash and cash equivalents as a result of the acquisitions made in 2007 and $0.3 million of unfavorable foreign currency effects.
INCOME TAXES
The effective income tax rate for the three months ended September 30, 2007 and 2006 was 37.7 percent and 31.7 percent, respectively. The current quarter rate was unfavorably impacted by a $6.6 million non-cash income tax charge related to a German tax reform bill enacted in July 2007 offset somewhat by benefits from increased earnings of our pan-European business strategy.
BUSINESS SEGMENT REVIEW
Our operations are organized into two reportable operating segments consisting of Metalworking Solutions & Services Group (MSSG) and Advanced Materials Solutions Group (AMSG), and Corporate. The presentation of segment information reflects the manner in which we organize segments for making operating decisions and assessing performance.
METALWORKING SOLUTIONS & SERVICES GROUP

	Three Months Ended
	September 30,
(in thousands)	2007	2006
External sales	$407,697	$357,084
Intersegment sales	43,131	33,443
Operating income	55,352	45,666

For the three months ended September 30, 2007, MSSG external sales increased $50.6 million, or 14.2 percent, from the prior year quarter. This was the result of 6.0 percent organic growth, 4.0 percent from acquisitions and 4.0 percent from favorable foreign currency effects of $15.9 million. Organic sales growth was driven by growth in Europe and Asia Pacific of 10.6 percent and 17.7 percent, respectively. By sector, organic sales growth was driven by gains in aerospace, machine tool and distribution.
For the three months ended September 30, 2007, operating income increased $9.7 million, or 21.2 percent, from the prior year quarter. Operating margin on total sales of 12.3 percent for the current quarter increased 60 basis points compared to 11.7 percent in the prior year quarter, and benefited primarily from organic sales growth as discussed above, the impact of acquisitions and favorable foreign currency effects.
ADVANCED MATERIALS SOLUTIONS GROUP

	Three Months Ended
	September 30,
(in thousands)	2007	2006
External sales	$207,379	$185,727
Intersegment sales	10,853	9,753
Operating income	29,980	27,386

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the three months ended September 30, 2007, AMSG external sales increased $21.7 million, or 11.7 percent, from the prior year quarter. The increase in sales was driven by organic sales gains in certain markets, the effects of acquisitions and $4.0 million of favorable foreign currency effects. Strong organic sales gains were achieved in the highway construction market while more moderate organic sales gains were achieved in the engineered products and energy markets. Organic sales of mining products were lower due to market conditions. Mining and construction products organic sales increased 6.3 percent driven by strong highway construction sales, while engineered products organic sales increased 3.7 percent and energy product organic sales increased 1.7 percent.
For the three months ended September 30, 2007, operating income increased $2.6 million, or 9.5 percent, from the prior year quarter. Operating margin on total sales of 13.7 percent for the current quarter decreased 30 basis points compared to 14.0 percent in the prior year quarter. This decrease was primarily due to higher raw material costs and sales mix in the current quarter, as well as production interruption at a manufacturing facility.
CORPORATE

	Three Months Ended
	September 30,
(in thousands)	2007	2006
Operating loss	$(21,218)	$(24,691)

Corporate represents certain corporate shared service costs, certain employee benefit costs, certain employment costs, such as performance-based bonuses and stock-based compensation expense, and eliminations of operating results between segments.
For the three months ended September 30, 2007, operating loss decreased $3.5 million, or 14.1 percent, compared to the prior year quarter, primarily due to lower employment costs of $1.2 million and reduced pension and other postretirement benefit expense of $1.0 million. The prior year quarter also included a $1.6 million unfavorable post-closing adjustment related to the J&L divestiture.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows from discontinued operations are not deemed material and have been combined with cash flows from continuing operations within each cash flow statement category. The absence of cash flows from discontinued operations is not expected to have a material impact on our future liquidity and capital resources.
Our cash flow from operations is our primary source of financing for capital expenditures and internal growth. During the three months ended September 30, 2007, cash flow provided by operating activities was $56.9 million, compared to cash flow used for operating activities of $18.8 million for the prior year quarter. Cash flow provided by operating activities for the current quarter consists of net income and non-cash items totaling $68.7 million offset somewhat by changes in certain assets and liabilities netting to $11.8 million. Contributing to these changes were a decrease in accounts receivable of $30.7 million, an increase in inventories of $29.4 million due to higher sales volume, initiatives to increase service levels and increased raw material inventory and a decrease in accounts payable and accrued liabilities of $18.9 million driven by a $15.1 million payment of 2007 performance-based bonuses.
Cash flow used for operating activities for the three months ended September 30, 2006 consisted of net income and non-cash items totaling $57.9 million offset by changes in certain assets and liabilities netting to $76.7 million. Principally contributing to these changes was a decrease in accrued income taxes of $72.3 million as a result of tax payments related to the gain on divestiture of J&L and cash repatriated during 2006 under the American Jobs Creation Act (AJCA).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Cash flow used for investing activities was $31.4 million for the three months ended September 30, 2007, a decrease of $44.4 million, compared to $75.8 million in the prior year quarter. During the three months ended September 30, 2007, cash used for investing activities included $42.7 million used for purchases of property, plant and equipment, which consisted primarily of equipment upgrades, partially offset by proceeds from the sale of an equity investment of $5.4 million, proceeds from divestitures of $3.0 million and $1.6 million of post-closing purchase price adjustments related to the acquisition of business assets. During the prior year quarter, cash used for investing activities included $22.7 million used for purchases of property, plant and equipment, which consisted primarily of equipment upgrades and $73.9 million used for the acquisition of business assets, partially offset by proceeds from divestitures of $20.2 million.
During the three months ended September 30, 2007, cash flow used for financing activities was $12.0 million, a decrease of $9.3 million, compared to $21.3 million in the prior year quarter. During the current quarter, cash used for financing activities includes $15.9 million for the repurchase of capital stock and $8.2 million of cash dividends paid to shareowners, partially offset by $7.1 million of dividend reinvestment and the effect of employee benefit and stock plans. During the prior year quarter, cash used for financing activities included a $10.6 million net decrease in borrowings, $9.4 million for the repurchase of capital stock and $7.3 million of cash dividends paid to shareowners offset by $6.2 million of dividend reinvestment and the effects of employee benefit and stock plans.
We believe that cash flow from operations and the availability under our credit lines will be sufficient to meet our cash requirements over the next 12 months.
There have been no material changes in our contractual obligations and commitments since June 30, 2007 except for liabilities from uncertain tax positions resulting from the adoption of FIN 48, which is discussed in Note 11 to our condensed consolidated financial statements.
OFF-BALANCE SHEET ARRANGEMENTS
The Company is party to a three-year securitization program, which permits us to securitize up to $10.0 million of accounts receivable. As of September 30, 2007, the Company had no securitized accounts receivable.
FINANCIAL CONDITION
Total assets were $2,653.5 million at September 30, 2007, compared to $2,606.2 million at June 30, 2007. Working capital increased $59.8 million to $589.1 million at September 30, 2007 from $529.3 million at June 30, 2007. This increase in working capital was primarily driven by an increase in inventory of $39.7 million, an increase in cash of $16.1 million, a decrease in accounts payable of $15.9 million and a decrease in accrued income taxes of $12.0 million primarily due to the impact of adoption of FIN 48, partially offset by a decrease in accounts receivable of $19.5 million. Property, plant and equipment, net increased $34.9 million to $648.9 million at September 30, 2007 from $614.0 million at June 30, 2007 primarily due to capital expenditures of $42.7 million partially offset by depreciation expense of $18.8 million.
Total liabilities of $1,103.0 million at September 30, 2007 decreased slightly from $1,104.1 million at June 30, 2007. Changes during the quarter ended September 30, 2007 included a $15.9 million reduction in accounts payable, an increase in total debt of $10.2 million and an increase in accrued income taxes of $8.0 million due primarily to the impact of the adoption of FIN 48.
Shareowners’ equity increased $46.9 million to $1,531.4 million as of September 30, 2007 from $1,484.5 million as of June 30, 2007. The increase was primarily a result of net income of $34.9 million, foreign currency translation adjustments of $33.3 million and the effect of employee benefit and stock plans of $7.4 million, partially offset by repurchases of capital stock of $15.9 million and cash dividends paid to shareowners of $8.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.
Superfund Sites We are involved as a potentially responsible party (PRP) at various sites designated by the United States Environmental Protection Agency (USEPA) as Superfund sites, including the Li Tungsten Superfund site in Glen Cove, New York. With respect to the Li Tungsten site, we had previously recorded an environmental reserve. In May 2006, we reached an agreement in principle with the U.S. Department of Justice (DOJ) with respect to this site; the DOJ informed us that it would accept a payment of $0.9 million in full settlement for its claim against us for costs related to the Li Tungsten site. The Consent Order and Agreement for settlement of our Li Tungsten liability has been entered by the court and payment is expected to be made during the 2008 second quarter. At September 30, 2007, we had an accrual of $1.0 million recorded relative to this reserve.
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
Other Environmental Issues Additionally, we also maintain reserves for other potential environmental issues. At September 30, 2007, the total of these accruals was $6.2 million, and represents anticipated costs associated with the remediation of these issues. We recorded unfavorable foreign currency translation adjustments of $0.2 million during the three months ended September 30, 2007 related to these reserves.
DISCUSSION OF CRITICAL ACCOUNTING POLICIES
Effective July 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). See Note 11 in our condensed consolidated financial statements for additional disclosures related to the adoption of FIN 48.
There have been no other material changes to our critical accounting policies since June 30, 2007.
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
In June 2006, the FASB issued FIN 48. FIN 48 prescribes a method of recognition, measurement, presentation and disclosure within financial statements for uncertain tax positions that a company has taken or expects to take in a tax return. Kennametal adopted FIN 48 as of July 1, 2007. See Note 11 in our condensed consolidated financial statements for additional disclosures related to the adoption of FIN 48.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have experienced certain changes in our exposure to market risk from June 30, 2007. The fair value of our interest rate swap agreements was a liability of $5.3 million and $10.8 million as of September 30, 2007 and June 30, 2007, respectively. The offset to this liability is a corresponding increase to long-term debt, as the instruments are accounted for as a fair value hedge of our long-term debt. The $5.5 million change in the recorded value of these agreements was non-cash and was the result of marking these instruments to market.
There have been no other material changes to our market risk exposure since June 30, 2007.

ITEM 4.	CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s management evaluated, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance at September 30, 2007 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased(1)	Paid per Share	or Programs (2)	Programs

July 1 through July 31, 2007	95,842	$78.95	64,000	2.8 million
August 1 through August 31, 2007	131,299	$78.69	124,400	2.7 million
September 1 through September 30, 2007	16,173	$83.82	11,500	2.6 million

Total	243,314	$79.13	199,900

(1)	Employees delivered 34,423 shares of restricted stock to Kennametal, upon vesting, to satisfy tax-withholding requirements and 6,835 shares of Kennametal stock as payment for the exercise price of stock options. During the three months ended September 30, 2007, 2,156 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program.

(2)	On October 24, 2006, Kennametal’s Board of Directors authorized a share repurchase program, under which Kennametal is authorized to repurchase up to 3.3 million shares of its capital stock. This repurchase program does not have a specified expiration date. See Note 16 in our condensed consolidated financial statements for information concerning our recently announced capital stock split.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Shareowners on October 23, 2007, our shareowners voted on the election of three directors and the ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2008. Of the 36,248,733 shares present in person or by proxy, the following is the number of shares voted in favor of, abstained or voted against each matter and the number of shares having authority to vote on each matter but withheld.
1.	With respect to the votes cast for the re-election of three directors whose terms expire in 2010:

	For	Withheld

Carlos M. Cardoso	34,939,787	1,308,946
A. Peter Held	34,925,961	1,322,772
Larry D. Yost	34,864,844	1,383,889
The following other directors’ terms of office continued after the meeting: Lawrence W. Stranghoener, Timothy R. McLevish, Steven H. Wunning, Ronald M. DeFeo, Philip A. Dur and William R. Newlin.
2.	With respect to the ratification of the selection of the firm of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2008:

	For	Against	Abstained

PricewaterhouseCoopers LLP	36,182,030	47,737	18,966

ITEM 6.	EXHIBITS

(31)	Rule 13a-14a/15d-14(a) Certifications
(31.1)	Certification executed by Carlos M. Cardoso, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.

(31.2)	Certification executed by Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Carlos M. Cardoso, President and Chief Executive Officer of Kennametal Inc., and Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.
Date: November 7, 2007	By:	/s/ Wayne D. Moser
Wayne D. Moser
Vice President Finance and Corporate Controller