Form 10-Q
period 2007-12-31
KENNAMETAL INC
filed 2008-02-07
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
Commission file number 1-5318
KENNAMETAL INC.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	25-0900168 (I.R.S. Employer Identification No.)

World Headquarters 1600 Technology Way P.O. Box 231 Latrobe, Pennsylvania (Address of principal executive offices)	15650-0231 (Zip Code)
Website: www.kennametal.com
Registrant’s telephone number, including area code: (724) 539-5000
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date:

Title Of Each Class	Outstanding at January 31, 2008

Capital Stock, par value $1.25 per share	77,112,697

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2007

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2007	2006	2007	2006

Sales	$647,423	$569,321	$1,262,499	$1,112,132
Cost of goods sold	426,485	371,171	829,470	726,951

Gross profit	220,938	198,150	433,029	385,181
Operating expense	147,921	140,329	292,953	275,373
Loss on divestiture (Note 5)	—	—	—	1,686
Amortization of intangibles	3,626	1,955	6,571	3,895

Operating income	69,391	55,866	133,505	104,227
Interest expense	8,531	7,286	16,330	14,713
Other income, net	(993)	(625)	(2,096)	(3,631)

Income from continuing operations before income taxes and minority interest expense	61,853	49,205	119,271	93,145
Provision for income taxes	10,670	15,006	32,337	28,935
Minority interest expense	1,037	642	1,909	1,199

Income from continuing operations	50,146	33,557	85,025	63,011
Loss from discontinued operations, net of income taxes	—	(3,506)	—	(2,599)

Net income	$50,146	$30,051	$85,025	$60,412

PER SHARE DATA (Note 2)
Basic earnings
Continuing operations	$0.65	$0.44	$1.10	$0.82
Discontinued operations	—	(0.05)	—	(0.03)

	$0.65	$0.39	$1.10	$0.79

Diluted earnings
Continuing operations	$0.64	$0.43	$1.08	$0.80
Discontinued operations	—	(0.05)	—	(0.03)

	$0.64	$0.38	$1.08	$0.77

Dividends per share	$0.12	$0.10	$0.23	$0.19

Basic weighted average shares outstanding	77,111	76,662	77,272	76,540

Diluted weighted average shares outstanding	78,647	78,450	78,821	78,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	June 30,
(in thousands)	2007	2007

ASSETS
Current assets:
Cash and cash equivalents	$63,473	$50,433
Accounts receivable, less allowance for doubtful accounts of $19,654 and $17,031	440,069	466,690
Inventories	463,341	403,613
Deferred income taxes	52,723	51,837
Other current assets	43,739	43,929

Total current assets	1,063,345	1,016,502

Property, plant and equipment:
Land and buildings	354,240	334,899
Machinery and equipment	1,290,118	1,159,462
Less accumulated depreciation	(949,613)	(880,342)

Property, plant and equipment, net	694,745	614,019

Other assets:
Investments in affiliated companies	1,661	3,924
Goodwill	640,421	631,363
Intangible assets, less accumulated amortization of $34,127 and $26,332	200,177	202,927
Deferred income taxes	25,991	33,880
Other	100,316	103,612

Total other assets	968,566	975,706

Total assets	$2,726,656	$2,606,227

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases	$45,750	$2,120
Notes payable to banks	15,215	3,310
Accounts payable	161,802	189,301
Accrued income taxes (Note 11)	17,433	49,542
Accrued expenses	104,030	104,494
Other current liabilities	128,138	138,470

Total current liabilities	472,368	487,237
Long-term debt and capital leases, less current maturities	385,991	361,399
Deferred income taxes	68,395	70,669
Accrued pension and postretirement benefits	143,515	131,760
Accrued income taxes (Note 11)	20,011	—
Other liabilities	52,803	53,071

Total liabilities	1,143,083	1,104,136

Commitments and contingencies

Minority interest in consolidated subsidiaries	20,276	17,624

SHAREOWNERS’ EQUITY (Notes 2 and 16)
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 83,468 and 82,974 shares issued	104,335	103,722
Additional paid-in capital	673,484	655,086
Retained earnings	877,272	812,917
Treasury shares, at cost; 6,430 and 5,002 shares held	(210,060)	(148,932)
Accumulated other comprehensive income	118,266	61,674

Total shareowners’ equity	1,563,297	1,484,467

Total liabilities and shareowners’ equity	$2,726,656	$2,606,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

Six months ended December 31 (in thousands)	2007	2006[a]

OPERATING ACTIVITIES
Net income	$85,025	$60,412
Adjustments for non-cash items:
Depreciation	39,146	33,655
Amortization	6,571	3,895
Stock-based compensation expense	4,876	10,355
Impairment charge (Note 6)	—	3,000
Loss on divestitures (Notes 5 and 6)	—	2,531
Deferred income tax provision	11,328	1,389
Other	(2,048)	(224)
Changes in certain assets and liabilities, excluding effects of acquisitions:
Accounts receivable	45,519	22,789
Inventories	(39,946)	(9,308)
Accounts payable and accrued liabilities	(60,652)	(13,135)
Accrued income taxes	(24,556)	(78,722)
Other	3,671	(817)

Net cash flow provided by operating activities	68,934	35,820

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(79,559)	(44,929)
Disposals of property, plant and equipment	1,891	781
Acquisitions of business assets, net of cash acquired	361	(76,661)
Proceeds from divestitures (Notes 5 and 6)	3,000	29,420
Proceeds from sale of investments in affiliated companies	5,915	—
Other	2,949	(151)

Net cash flow used for investing activities	(65,443)	(91,540)

FINANCING ACTIVITIES
Net increase in notes payable	11,503	663
Net increase in short-term revolving and other lines of credit	44,900	—
Term debt borrowings	111,592	19,345
Term debt repayments	(102,777)	(66,381)
Repurchase of capital stock	(55,391)	(24,622)
Dividend reinvestment and employee benefit and stock plans	11,917	21,256
Cash dividends paid to shareowners	(17,525)	(15,466)
Other	(319)	(393)

Net cash flow provided by (used for) financing activities	3,900	(65,598)

Effect of exchange rate changes on cash and cash equivalents	5,649	1,463

CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	13,040	(119,855)
Cash and cash equivalents, beginning of period	50,433	233,976

Cash and cash equivalents, end of period	$63,473	$114,121

[a]	Amounts presented include cash flows from discontinued operations.
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION

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

The condensed consolidated financial statements, which include our accounts and those of our consolidated subsidiaries, should be read in conjunction with the 2007 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2007 was derived from the audited balance sheet included in our 2007 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal, recurring adjustments. The results for the six months ended December 31, 2007 and 2006 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2008 is to the fiscal year ending June 30, 2008. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

On October 23, 2007, the Board of Directors approved a two-for-one capital stock split in the form of a capital stock dividend, which was distributed after the close of trading on December 18, 2007 to all shareowners of record as of the close of business on December 4, 2007. The stated par value of each share was not changed from $1.25. The related issuance of 41.7 million additional shares resulted in a $52.1 million transfer from additional paid-in-capital to capital stock. All share and per share amounts as well as the balance sheet accounts for capital stock and additional paid-in capital in these condensed consolidated financial statements retroactively reflect the effect of this capital stock split.
3.	NEW ACCOUNTING STANDARDS

In June 2007, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective for Kennametal as of July 1, 2008 and is to be applied on a prospective basis. We are in the process of evaluating the provisions of this EITF to determine the impact of adoption on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to measure many financial instruments at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS 159 is effective for Kennametal as of July 1, 2008. We are in the process of evaluating the provisions of SFAS 159 to determine the impact of adoption on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer accounts for business combinations and includes guidance for the recognition, measurement and disclosure of the identifiable assets acquired, the liabilities assumed and any noncontrolling or minority interest in the acquiree. It also provides guidance for the measurement of goodwill, the recognition of contingent consideration and the accounting for pre-acquisition gain and loss contingencies, as well as acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) applies prospectively and is effective for the Company beginning July 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51,” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolled interest. SFAS 160 is to be applied prospectively and is effective for Kennametal as of July 1, 2009, except for the presentation and disclosure requirements, which, upon adoption, will be applied retrospectively for all periods presented. We are in the process of evaluating the provisions of SFAS 160 to determine the impact of adoption on our consolidated financial statements.

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

Six months ended December 31 (in thousands)	2007	2006

Cash paid during the period for:
Interest	$15,614	$14,038
Income taxes	40,028	104,918

Supplemental disclosure of non-cash information:
Contribution of stock to employees’ defined contribution benefit plans	—	3,983
Change in fair value of interest rate swaps	11,573	5,993
Change in accounts payable related to purchases of property, plant and equipment	8,800	—

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	DIVESTITURE

In 2006, we divested J&L Industrial Supply (J&L) for net consideration of $359.2 million. During the six months ended December 31, 2006, we recognized a pre-tax loss of $1.6 million related to a post-closing adjustment, which is included in loss on divestiture, as well as $0.3 million of divestiture-related charges that were included in operating expense. The charges were recorded in our Corporate segment. We received $359.2 million in net proceeds related to the sale of this business of which $9.7 million was received during the six months ended December 31, 2006.
6.	DISCONTINUED OPERATIONS

During 2006, our Board of Directors and management approved plans to divest our Kemmer Praezision Electronics business (Electronics) and our consumer retail product line, including industrial saw blades (CPG) as part of our strategy to exit non-core businesses. These divestitures were accounted for as discontinued operations.

Electronics The divestiture of Electronics, which was part of the AMSG segment, was completed in two separate transactions. The first transaction closed during 2006. The second transaction closed on December 31, 2006. During the three and six months ended December 31, 2006, we recognized a pre-tax gain on divestiture of $0.1 million to adjust the related net assets to fair value, which is presented in discontinued operations.

During the three months ended December 31, 2006, management completed its assessment of the future use of a building owned and previously used by Electronics, but not divested. We concluded that we had no future economic use for this facility. As a result, we wrote the building down to fair value and recognized a pre-tax impairment charge of $3.0 million, which is presented in discontinued operations.

CPG The divestiture of CPG, which was part of the MSSG segment, closed August 31, 2006 for net consideration of $31.2 million. We have received $31.2 million in net proceeds related to the sale of this business of which $3.0 million and $19.7 million were received during the six months ended December 31, 2007 and 2006, respectively. Also, for the three and six months ended December 31, 2006, we recognized a pre-tax loss of $0.7 million and $1.0 million related to post-closing adjustments, which is presented in discontinued operations.

The following represents the results of discontinued operations:

	Three Months Ended	Six Months Ended
	December 31,	December 31,
(in thousands)	2006	2006

Sales	$2,424	$15,034

Loss from discontinued operations before income taxes	$(3,625)	$(2,464)
Income tax (benefit) expense	(119)	135

Loss from discontinued operations	$(3,506)	$(2,599)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	STOCK-BASED COMPENSATION

Stock options are granted to eligible employees at fair market value on the date of grant. Stock options are exercisable under specific conditions for up to 10 years from the date of grant. The aggregate number of shares authorized for issuance under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended (the 2002 Plan), is 7,500,000. See Note 2 for disclosure of our recent capital stock split. Under the provisions of the 2002 Plan, participants may deliver our stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair value of shares delivered during the six months ended December 31, 2007 and 2006 was $1.0 million and $0.6 million, respectively. Stock option expense for the six months ended December 31, 2007 and 2006 was $2.2 million and $2.8 million, respectively. In addition to stock option grants, the 2002 Plan permits the award of restricted stock to directors, officers and key employees.

The assumptions used in our Black-Scholes valuation related to stock option grants made during the six months ended December 31, 2007 and 2006 were as follows:

	2007	2006

Risk-free interest rate	4.5%	4.9%
Expected life in years (1)	4.5	4.5
Expected volatility (2)	23.6%	22.4%
Expected dividend yield	1.4%	1.4%

1)	Expected life is derived from historical experience.

2)	Expected volatility is based on the historical volatility of our capital stock.
Changes in our stock options for the six months ended December 31, 2007 were as follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining Life	Value (in
	Options	Price	(years)	thousands)

Options outstanding, June 30, 2007	3,205,434	$22.35
Granted	529,614	39.18
Exercised	401,624	23.45
Lapsed and forfeited	83,378	26.68

Options outstanding, December 31, 2007	3,250,046	24.90	6.9	$42,801

Options vested and expected to vest, December 31, 2007	3,157,524	$24.62	6.8	42,263

Options exercisable, December 31, 2007	1,785,940	$19.73	5.5	32,379

The weighted average fair value per option granted during the six months ended December 31, 2007 and 2006 was $9.38 and $6.48, respectively. The fair value of options vested during the six months ended December 31, 2007 and 2006 was $3.3 million and $4.3 million, respectively.
The amount of cash received from the exercise of stock options during the six months ended December 31, 2007 and 2006 was $8.3 million and $12.0 million, respectively. The related tax benefit for the six months ended December 31, 2007 and 2006 was $2.1 million for both periods. The total intrinsic value of options exercised during the six months ended December 31, 2007 and 2006 was $6.5 million and $6.4 million, respectively. As of December 31, 2007, the total unrecognized compensation cost related to options outstanding was $6.2 million and is expected to be recognized over a weighted average period of 2.8 years.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in our restricted stock for the six months ended December 31, 2007 were as follows:

		Weighted
		Average
	Shares	Fair Value

Unvested restricted stock, June 30, 2007	579,082	$25.12
Granted	161,362	38.68
Vested	222,812	23.80
Forfeited	28,460	26.84

Unvested restricted stock, December 31, 2007	489,172	$30.29

During the six months ended December 31, 2007 and 2006, compensation expense related to restricted stock awards was $2.4 million and $3.6 million, respectively. As of December 31, 2007, the total unrecognized compensation cost related to unvested restricted stock was $8.5 million and is expected to be recognized over a weighted average period of 2.8 years.

On November 26, 2007, the Company adopted a long-term, one-time equity program, the Kennametal Inc. 2008 Strategic Transformational Equity Program, under the 2002 Plan (the Program). The Program will compensate participating executives for achievement of certain performance conditions during the period beginning on October 1, 2007 and ending on September 30, 2011. Each participant is awarded a maximum number of stock units, each representing a contingent right to receive one share of capital stock of the Company to the extent the unit is earned during the performance period and becomes payable under the Program. The performance conditions are based on the Company’s total shareholder return (TSR), which governs 35 percent of the awarded stock units, and cumulative adjusted earnings per share (EPS), which governs 65 percent of the awarded stock units. Participants in the Program were granted awards equal to that number of stock units having a value of $32.0 million as of the grant date of December 1, 2007. A further amount of $5.3 million is available under the Program for additional awards that may be made to other executives. There are no voting rights or dividends associated with these stock units.

Under the Program, participants may earn up to a cumulative 35 percent of the maximum stock units awarded if certain threshold levels of the performance conditions are achieved through two interim dates of September 30, 2009 and 2010. Generally, the payment of any stock units under the Program is conditioned upon the participants being employed by the Company on the date of payment and the satisfaction of all other provisions of the Program.

The assumptions used in our valuation of the EPS-based portion of the awards granted under the Program during the six months ended December 31, 2007 were as follows:

2007

Expected quarterly dividend per share	$0.12
Risk-free interest rate	3.3%

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in the EPS performance stock units under the Program for the six months ended December 31, 2007 were as follows:

		Weighted
	Stock	Average
	Units	Fair Value

Unvested EPS performance stock units, June 30, 2007	—	$—
Granted	531,426	37.45

Unvested EPS performance stock units, December 31, 2007	531,426	$37.45

As of December 31, 2007, we assumed that 45.0 percent of the EPS performance stock units will vest.

The assumptions used in our lattice model valuation for the TSR-based portion of the awards granted under the Program during the six months ended December 31, 2007 were as follows.

2007

Expected volatility	24.1%
Expected dividend yield	1.2%
Risk-free interest rate	3.3%

Changes in the TSR performance stock units under the Program for the six months ended December 31, 2007 were as follows:

		Weighted
	Stock	Average
	Units	Fair Value

Unvested TSR performance stock units, June 30, 2007	—	$—
Granted	286,142	9.20

Unvested TSR performance stock units, December 31, 2007	286,142	$9.20

During the three months ended December 31, 2007 compensation expense related to the Program’s stock units was $0.2 million. As of December 31, 2007, the total unrecognized compensation cost related to unvested stock units was $11.1 million and is expected to be recognized over a weighted average period of 3.8 years.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	BENEFIT PLANS

We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to most U.S. employees.

The table below summarizes the components of net periodic pension cost:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2007	2006	2007	2006

Service cost	$2,508	$2,442	$5,010	$4,859
Interest cost	9,986	9,593	19,934	19,092
Expected return on plan assets	(12,305)	(11,301)	(24,627)	(22,525)
Amortization of transition obligation	41	40	83	77
Amortization of prior service (credit) cost	(10)	167	(21)	333
Recognition of actuarial losses	564	1,309	1,127	2,604

Net periodic pension cost	$784	$2,250	$1,506	$4,440

The decrease in net periodic pension cost is primarily the result of an increase in plan assets and increases in discount rates used to determine our net periodic pension cost for our international plans.
During the three and six months ended December 31, 2007, the Company contributed $1.6 million and $3.2 million, respectively, to its various defined benefit pension plans.
The table below summarizes the components of the net periodic other postretirement cost:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2007	2006	2007	2006

Service cost	$133	$133	$266	$266
Interest cost	433	420	867	840
Amortization of prior service cost	12	12	24	24
Recognition of actuarial gains	(131)	(366)	(263)	(733)

Net periodic pension cost	$447	$199	$894	$397

9.	INVENTORIES

We used the last-in, first-out (LIFO) method of valuing inventories for approximately 50 percent of total inventories at December 31, 2007 and June 30, 2007, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inventories consisted of the following:

	December 31,	June 30,
(in thousands)	2007	2007

Finished goods	$273,021	$234,828
Work in process and powder blends	187,276	161,815
Raw materials and supplies	80,449	72,941

Inventories at current cost	540,746	469,584
Less: LIFO valuation	(77,405)	(65,971)

Total inventories	$463,341	$403,613

10.	ENVIRONMENTAL MATTERS

The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.

Superfund Sites We are involved as a potentially responsible party (PRP) at various sites designated by the United States Environmental Protection Agency (USEPA) as Superfund sites, including the Li Tungsten Superfund site in Glen Cove, New York. With respect to the Li Tungsten site, we had previously established an environmental reserve. In May 2006, we reached an agreement in principle with the U.S. Department of Justice (DOJ) with respect to this site; the DOJ informed us that it would accept a payment of $0.9 million in full settlement for its claim against us for costs related to the Li Tungsten site and such payment was made during the six months ended December 31, 2007. The remaining amount of the established reserve was $0.1 million and was reversed to operating expense during the period.

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

Other Environmental Issues Additionally, we also maintain reserves for other potential environmental issues. At December 31, 2007, the total of these accruals was $6.3 million, and represents anticipated costs associated with the remediation of these issues. We recorded unfavorable foreign currency translation adjustments of $0.4 million during the six months ended December 31, 2007 related to these reserves.

11.	INCOME TAXES

The effective income tax rate for the three months ended December 31, 2007 and 2006 was 17.3 percent and 30.5 percent, respectively. The reduction in the rate from the prior year quarter was the result of stronger earnings under our pan-European business strategy, coupled with a higher mix of earnings in other lower taxed jurisdictions, and a tax benefit in the current quarter associated with a dividend reinvestment plan in China. The effect of the aforementioned items was partially offset by a favorable impact in the prior year quarter for the extension of the research, development and experimental tax credit.

The effective income tax rate for the six months ended December 31, 2007 and 2006 was 27.1 percent and 31.1 percent, respectively. The reduction in the rate from the prior year period was the result of stronger earnings under our pan-European business strategy, a higher mix of earnings in other lower tax jurisdictions, and a tax benefit in the current year period associated with a dividend reinvestment plan in China, the combined effects of which were partially offset by a non-cash income tax charge related to a German tax reform bill that was enacted in the first quarter of the current year and a favorable impact in the prior year period for the extension of the research, development and experimental tax credit.

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

Our policy is to recognize interest and penalties related to income taxes as a component of the provision for income taxes in the Condensed Consolidated Statement of Income. As of adoption, we accrued $2.2 million of interest expense. For the three and six months ended December 31, 2007, we recognized $0.4 and $0.7 million, respectively, in interest expense related to uncertain tax positions.

We file income tax returns in the U.S. as well as in various states and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2001. The Internal Revenue Service has audited all U.S. tax years prior to 2005. Various state and foreign jurisdiction tax authorities are in the process of examining our income tax returns for various tax years ranging from 2001 to 2006. At this time, we do not anticipate a material increase or decrease in the total amount of unrecognized tax benefits within the next twelve months.

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

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options and restricted stock awards by 1.5 million shares and 0.9 million shares for the three months ended December 31, 2007 and 2006, respectively and 1.6 million shares and 0.9 million shares for the six months ended December 31, 2007 and 2006, respectively. Unexercised stock options to purchase our capital stock of 0.6 million shares for the three months ended December 31, 2006, and 0.7 million shares for the six months ended December 31, 2006, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore their inclusion would have been anti-dilutive. See Note 2 for disclosure of our recent capital stock split.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.	COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2007	2006	2007	2006
Net income	$50,146	$30,051	$85,025	$60,412
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax	310	244	381	731
Reclassification of unrealized (gain) loss on expired deriviatives designated and qualified as cash flow hedges, net of tax	(658)	109	(2,098)	(78)
Minimum pension liability adjustment, net of tax	—	(455)	—	(415)
Unrecognized net actuarial losses, prior service cost and transition obligation, net of tax	(85)	—	(555)	—
Reclassification of unrecognized net actuarial losses, prior service cost and transition obligation, net of tax	340	—	666	—
Foreign currency translation adjustments	24,935	24,735	58,198	24,595

Comprehensive income	$74,988	$54,684	$141,617	$85,245

14.	GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill attributable to each segment is as follows:

				December 31,
(in thousands)	June 30, 2007	Adjustments	Translation	2007

MSSG	$282,670	$(10,715)	$9,441	$281,396
AMSG	348,693	6,338	3,994	359,025

Total	$631,363	$(4,377)	$13,435	$640,421

During the six months ended December 31, 2007, we completed purchase price allocations for three 2007 acquisitions resulting in a $10.4 million reduction in MSSG goodwill and a $5.8 million increase in AMSG goodwill. In addition, we recorded other adjustments totaling $0.2 million related to 2007 acquisitions.
The components of our other intangible assets and their useful lives are as follows:

		December 31, 2007		June 30, 2007
	Estimated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Useful Life	Amount	Amortization	Amount	Amortization

Contract-based	3 — 15 years	$7,173	$(4,247)	$6,498	$(4,008)
Technology-based and other	4 — 20 years	40,967	(13,806)	49,305	(10,541)
Customer-related	5 — 20 years	108,817	(12,518)	97,810	(9,567)
Unpatented technology	30 years	19,575	(2,456)	19,381	(1,956)
Trademarks	3 years — Indefinite	57,772	(1,100)	56,265	(260)

Total		$234,304	$(34,127)	$229,259	$(26,332)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the six months ended December 31, 2007, we completed purchase price allocations for three 2007 acquisitions and recorded the preliminary purchase price allocation for a 2008 acquisition. As a result, Technology-based and other decreased $9.7 million, Customer-related increased $8.3 million, Trademarks decreased $0.8 million and Contract-based decreased $0.3 million. During the current period, we also incurred $6.9 million in favorable foreign currency translation adjustments.

15.	SEGMENT DATA

We operate two reportable operating segments consisting of MSSG and AMSG, and Corporate. We do not allocate certain corporate shared service costs, certain employee benefit costs, certain employment costs, such as performance-based bonuses and stock-based compensation expense, interest expense, other expense, income taxes or minority interest to our operating segments.

Our external sales, intersegment sales and operating income by segment are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	December 31,		December 31,
	2007	2006	2007	2006
External sales:
MSSG	$434,733	$373,995	$842,430	$731,079
AMSG	212,690	195,326	420,069	381,053

Total external sales	$647,423	$569,321	$1,262,499	$1,112,132

Intersegment sales:
MSSG	$39,186	$32,005	$82,317	$65,448
AMSG	9,695	10,686	20,548	20,439

Total intersegment sales	$48,881	$42,691	$102,865	$85,887

Total sales:
MSSG	$473,919	$406,000	$924,747	$796,527
AMSG	222,385	206,012	440,617	401,492

Total sales	$696,304	$612,012	$1,365,364	$1,198,019

Operating income:
MSSG	$61,986	$45,208	$117,338	$90,874
AMSG	27,197	33,993	57,177	61,379
Corporate	(19,792)	(23,335)	(41,010)	(48,026)

Total operating income	$69,391	$55,866	$133,505	$104,227

16.	SUBSEQUENT EVENT

Effective January 22, 2008, the Company’s Board of Directors (the Board) resolved to restore all of the Company’s treasury shares as of such date to unissued capital stock. The resolution also provided that, unless the Board resolves otherwise, any and all additional shares of capital stock acquired by the Company after such date shall automatically be restored to unissued capital stock. Such restoration of treasury shares will be recorded as a reduction to capital stock and additional paid-in capital, as applicable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF CONTINUING OPERATIONS
SALES
Sales for the three months ended December 31, 2007 were $647.4 million, an increase of $78.1 million, or 13.7 percent, from $569.3 million in the prior year quarter. The increase in sales was primarily attributed to 2 percent organic growth, 6 percent from acquisitions and 6 percent from foreign currency effects. The organic increase in sales for the quarter was primarily driven by growth in the Asia Pacific, Indian and European markets, while Latin America also had year-over-year growth. The North American market declined slightly due to lower demand in certain market sectors. Organic sales growth by sector was led by year-over-year expansion in general engineering, machine tools, distribution, highway construction, mining and engineered products, offset somewhat by declines in the automotive market as well as lower sales of energy-related products and surface finishing machines and services.
Sales for the six months ended December 31, 2007 were $1,262.5 million, an increase of $150.4 million, or 13.5 percent, from $1,112.1 million in the same period a year ago. The increase in sales was primarily attributed to 3 percent organic growth, 6 percent from acquisitions and 5 percent from foreign currency effects. The organic increase in sales for the six months ended December 31, 2007 was primarily driven by growth in the European, Asia Pacific and Indian markets. Organic sales growth by sector was led by year-over-year expansion in general engineering, machine tools, distribution and highway construction, offset somewhat by declines in the automotive market and energy-related product sales.
GROSS PROFIT
Gross profit for the three months ended December 31, 2007 increased $22.7 million to $220.9 million from $198.2 million in the prior year quarter. This 11.5 percent increase was primarily due to organic sales growth, the impact of favorable foreign currency effects of $13.6 million, the effect of acquisitions and the effect of price increases, partially offset by higher raw material costs, particularly products containing steel and cobalt. The prior year quarter also included costs related to a plant closure of $2.6 million.
Gross profit margin for the three months ended December 31, 2007 was 34.1 percent, down 70 basis points from 34.8 percent in the prior year quarter. The change from the prior year quarter was primarily due to higher raw material costs as well as less favorable sales mix and lower operating performance in surface finishing machines and services. The prior year quarter margin included a 50 basis point impact from the costs related to the above-mentioned plant closure.
Gross profit for the six months ended December 31, 2007 increased $47.8 million to $433.0 million from $385.2 million in the prior year quarter. This 12.4 percent increase was primarily due to organic sales growth, the impact of acquisitions, favorable foreign currency effects of $20.7 million and the effects of price increases, partially offset by higher raw material costs, particularly products containing steel and cobalt. The prior year period also included costs related to a plant closure of $2.6 million.
Gross profit margin for the six months ended December 31, 2007 was 34.3 percent, a decrease of 30 basis points from 34.6 percent in the prior year period. The change from the prior year was primarily due to higher raw material costs and a less favorable sales mix. The prior year period margin included a 30 basis point impact from the costs related to the above-mentioned plant closure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING EXPENSE
Operating expense for the three months ended December 31, 2007 was $147.9 million, an increase of $7.6 million, or 5.4 percent, compared to $140.3 million in the prior year quarter. The increase in operating expense was primarily attributed to unfavorable foreign currency effects of $7.9 million and the impact of acquisitions, partially offset by lower employment costs of $6.3 million.
Operating expense for the six months ended December 31, 2007 was $293.0 million, an increase of $17.6 million, or 6.4 percent, compared to $275.4 million in the prior year quarter. The increase in operating expense was primarily attributed to unfavorable foreign currency effects of $12.4 million and the impact of acquisitions, partially offset by lower employment costs of $6.6 million.
LOSS ON DIVESTITURE
Loss on divestiture of $1.6 million for the six months ended December 31, 2006 was the result of a post-closing adjustment related to our 2006 divestiture of J&L.
AMORTIZATION OF INTANGIBLES
Amortization expense was $3.6 million for the three months ended December 31, 2007, an increase of $1.6 million from $2.0 million in the prior year quarter. Amortization expense was $6.6 million for the six months ended December 31, 2007, an increase of $2.7 million from $3.9 million in the prior year period. The increases were due to the impact of acquisitions.
INTEREST EXPENSE
Interest expense for the three months ended December 31, 2007 increased $1.2 million, or 17.1 percent, to $8.5 million from $7.3 million in the prior year quarter. This increase was due to an increase in average domestic borrowings of $115.2 million, offset in part by the effect of lower average interest rates on domestic borrowings of 6.6 percent, compared to 7.0 percent in the prior year quarter.
Interest expense for the six months ended December 31, 2007 increased $1.6 million, or 11.0 percent, to $16.3 million from $14.7 million in the prior year quarter. This increase was due to an increase in average domestic borrowings of $96.5 million, offset in part by the effect of lower average interest rates on domestic borrowings of 6.7 percent, compared to 7.0 percent in the prior year quarter.
OTHER INCOME, NET
Other income, net for the three months ended December 31, 2007 increased $0.4 million to $1.0 million from $0.6 million in the prior year quarter. This change was driven by more favorable foreign currency transaction results of $1.3 million.
Other income, net for the six months ended December 31, 2007 decreased $1.5 million to $2.1 million from $3.6 million in the prior year quarter. This change was mainly driven by a $1.8 million reduction of interest income due to lower cash and cash equivalents as a result of the acquisitions made in 2007, partially offset by more favorable foreign currency transaction results of $0.9 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES
The effective income tax rate for the three months ended December 31, 2007 and 2006 was 17.3 percent and 30.5 percent, respectively. The reduction in the rate from the prior year quarter was the result of stronger earnings under our pan-European business strategy, coupled with a higher mix of earnings in other lower taxed jurisdictions, and a tax benefit in the current quarter associated with a dividend reinvestment plan in China. The effect of the aforementioned items was partially offset by a favorable impact in the prior year quarter for the extension of the research, development and experimental tax credit.
The effective income tax rate for the six months ended December 31, 2007 and 2006 was 27.1 percent and 31.1 percent, respectively. The reduction in the rate from the prior year period was the result of stronger earnings under our pan-European business strategy, a higher mix of earnings in other lower tax jurisdictions, and a tax benefit in the current year period associated with a dividend reinvestment plan in China, the combined effects of which were partially offset by a non-cash income tax charge related to a German tax reform bill that was enacted in the first quarter of the current year and a favorable impact in the prior year period for the extension of the research, development and experimental tax credit.
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
Our policy is to recognize interest and penalties related to income taxes as a component of the provision for income taxes in the Condensed Consolidated Statement of Income. As of adoption, we accrued $2.2 million of interest expense. For the three and six months ended December 31, 2007, we recognized $0.4 and $0.7 million, respectively, in interest expense related to uncertain tax positions.
We file income tax returns in the U.S. as well as in various states and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2001. The Internal Revenue Service has audited all U.S. tax years prior to 2005. Various state and foreign jurisdiction tax authorities are in the process of examining our income tax returns for various tax years ranging from 2001 to 2006. At this time, we do not anticipate a material increase or decrease in the total amount of unrecognized tax benefits within the next twelve months.
BUSINESS SEGMENT REVIEW
Our operations are organized into two reportable operating segments consisting of Metalworking Solutions & Services Group (MSSG) and Advanced Materials Solutions Group (AMSG), and Corporate. The presentation of segment information reflects the manner in which we organize segments for making operating decisions and assessing performance.
METALWORKING SOLUTIONS & SERVICES GROUP

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2007	2006	2007	2006

External sales	$434,733	$373,995	$842,430	$731,079
Intersegment sales	39,186	32,005	82,317	65,448
Operating income	61,986	45,208	117,338	90,874

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended December 31, 2007, MSSG external sales increased $60.7 million, or 16.2 percent, from the prior year quarter. This was the result of 4 percent organic growth, 7 percent from favorable foreign currency effects and 5 percent from acquisitions. Organic sales growth was driven by growth in India, Asia Pacific, Latin America and Europe of 15 percent, 11 percent, 9 percent and 6 percent, respectively, while North America declined 2 percent. By sector, organic sales growth was driven by gains in general engineering, machine tool and distribution, offset by a weaker automotive market.
For the three months ended December 31, 2007, operating income increased $16.8 million, or 37.1 percent, from the prior year quarter. Operating margin on total sales of 13.1 percent for the current quarter increased 200 basis points compared to 11.1 percent in the prior year quarter, and benefited from organic sales growth, favorable foreign currency effects and the impact of acquisitions. The prior year quarter operating margin also included $2.6 million of plant closure costs.
For the six months ended December 31, 2007, MSSG external sales increased $111.4 million, or 15.2 percent, from the prior year period. This was the result of 5 percent organic growth, 6 percent from favorable foreign currency effects and 4 percent from acquisitions. Organic sales growth was driven by growth in Asia Pacific, Europe, India and Latin America of 14 percent, 9 percent, 7 percent and 6 percent, respectively, while North American organic sales were flat. By sector, organic sales growth was driven by gains in general engineering, machine tool, aerospace and distribution.
For the six months ended December 31, 2007, operating income increased $26.5 million, or 29.1 percent, from the prior year period. Operating margin on total sales of 12.7 percent for the current year period increased 130 basis points compared to 11.4 percent in the prior year period, and benefited primarily from organic sales growth, favorable foreign currency effects and the impact of acquisitions. The prior year period operating margin also included $2.6 million of plant closure costs.
ADVANCED MATERIALS SOLUTIONS GROUP

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2007	2006	2007	2006

External sales	$212,690	$195,326	$420,069	$381,053
Intersegment sales	9,695	10,686	20,548	20,439
Operating income	27,197	33,993	57,177	61,379

For the three months ended December 31, 2007, AMSG external sales increased $17.4 million, or 8.9 percent, from the prior year quarter. Of the year-over-year increase in sales, 7 percent came from acquisitions and 5 percent came from favorable foreign currency effects. Organic sales declined by 3 percent as a result of lower sales of energy-related products and surface finishing machines and services, offset partially by higher highway construction, mining and engineered products sales.
For the three months ended December 31, 2007, operating income decreased $6.8 million, or 20.0 percent, from the prior year quarter. Operating margin on total sales of 12.2 percent for the current quarter decreased 430 basis points compared to 16.5 percent in the prior year quarter. This decrease was primarily due to higher raw material costs and a less favorable sales mix as well as lower operating performance in surface finishing machines and services.
For the six months ended December 31, 2007, AMSG external sales increased $39.0 million, or 10.2 percent, from the prior year period. Of the year-over-year increase in sales, 7 percent came from acquisitions and 3 percent came from favorable foreign currency effects. Organic sales remained at the prior year level as a result of lower sales of energy-related products, offset by higher highway construction, mining and engineered products sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the six months ended December 31, 2007, operating income decreased $4.2 million, or 6.9 percent, from the prior year period. Operating margin on total sales of 13.0 percent for the current period decreased 230 basis points compared to 15.3 percent in the prior year period. This decrease was primarily due to higher raw material costs and a less favorable sales mix.
CORPORATE

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2007	2006	2007	2006

Operating loss	$(19,792)	$(23,335)	$(41,010)	$(48,026)

Corporate represents certain corporate shared service costs, employee benefit costs, employment costs, such as performance-based bonuses and stock-based compensation expense, and eliminations of operating results between segments.
For the three months ended December 31, 2007, operating loss decreased $3.5 million, or 15.2 percent, compared to the prior year quarter, primarily due to lower employment costs of $3.1 million and reduced pension and other postretirement benefit expense of $1.0 million, partially offset by higher professional fees of $0.5 million.
For the six months ended December 31, 2007, operating loss decreased $7.0 million, or 14.6 percent, compared to the prior year period, primarily due to lower employment costs of $4.4 million and reduced pension and other postretirement benefit expense of $2.0 million, offset in-part by higher professional fees of $0.5 million. The prior year period also included a $1.6 million unfavorable post-closing adjustment related to the J&L divestiture.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows from discontinued operations are not deemed material and have been combined with cash flows from continuing operations within each cash flow statement category. The absence of cash flows from discontinued operations is not expected to have a material impact on our future liquidity and capital resources.
Cash Flow Provided by Operating Activities
Cash flow from operations is our primary source of financing for capital expenditures and internal growth. During the six months ended December 31, 2007, cash flow provided by operating activities was $68.9 million, compared to $35.8 million for the prior year period. Cash flow provided by operating activities for the current year period consists of net income and non-cash items totaling $144.9 million offset somewhat by changes in certain assets and liabilities netting to $76.0 million. Contributing to these changes were a decrease in accounts payable and accrued liabilities of $60.7 million partially driven by a $15.1 million payment of 2007 performance-based bonuses, an increase in inventories of $39.9 million due to higher raw material prices and initiatives to increase service levels, and a decrease in accounts receivable of $45.5 million.
Cash flow provided by operating activities for the six months ended December 31, 2006 consisted of net income and non-cash items totaling $115.0 million offset somewhat by changes in certain assets and liabilities netting to $79.2 million. Contributing to these changes were a decrease in accrued income taxes of $78.7 million primarily due to tax payments related to the gain on divestiture of J&L and cash repatriated during 2006 under the American Jobs Creation Act (AJCA).
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $65.4 million for the six months ended December 31, 2007, a decrease of $26.1 million, compared to $91.5 million in the prior year quarter. During the six months ended December 31, 2007, cash used for investing activities included $79.6 million used for purchases of property, plant and equipment, which consisted primarily of equipment upgrades and geographical expansion, partially offset by proceeds from the sale of investments in affiliated companies of $5.9 million and proceeds from divestitures of $3.0 million.

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
Cash Flow Provided by / Used for Financing Activities
During the six months ended December 31, 2007, cash flow provided by financing activities was $3.9 million, an increase of $69.5 million, compared to cash flow used for financing activities of $65.6 million in the prior year period. During the current year period, cash flow provided by financing activities includes a $65.2 million net increase in borrowings and $11.9 million of dividend reinvestment and the effect of employee benefit and stock plans, mostly offset by $55.4 million for the repurchase of capital stock and $17.5 million of cash dividends paid to shareowners.
During the six months ended December 31, 2006, cash used for financing activities includes a $46.4 million net decrease in borrowings, $24.6 million for the repurchase of capital stock and $15.5 million of cash dividends paid to shareowners offset by $21.3 million of dividend reinvestment and the effects of employee benefit and stock plans.
We believe that cash flow from operations and the availability under our credit lines will be sufficient to meet our cash requirements over the next 12 months.
There have been no material changes in our contractual obligations and commitments since June 30, 2007 except for liabilities from uncertain tax positions resulting from the adoption of FIN 48, which is discussed in Note 11 to the condensed consolidated financial statements.
OFF-BALANCE SHEET ARRANGEMENTS
The Company is party to a three-year securitization program, which permits us to securitize up to $10.0 million of accounts receivable. As of December 31, 2007, the Company had no securitized accounts receivable.
FINANCIAL CONDITION
Total assets were $2,726.7 million at December 31, 2007, compared to $2,606.2 million at June 30, 2007. Working capital increased $61.7 million to $591.0 million at December 31, 2007 from $529.3 million at June 30, 2007. This increase in working capital was primarily driven by an increase in inventory of $59.7 million, a decrease in accrued income taxes of $32.1 million partially due to the impact of adoption of FIN 48, a decrease in accounts payable of $27.5 million and an increase in cash and cash equivalents of $13.0, partially offset by an increase in notes payable and current debt of $55.5 million and a decrease in accounts receivable of $26.6 million. Property, plant and equipment, net increased $80.7 million to $694.7 million at December 31, 2007 from $614.0 million at June 30, 2007 primarily due to capital expenditures of $79.6 million partially offset by depreciation expense of $39.1 million.
Total liabilities of $1,143.1 million at December 31, 2007 increased $39.0 from $1,104.1 million at June 30, 2007. Changes during the six months ended December 31, 2007 included an $80.1 million increase in total debt and an $11.8 increase in accrued pension and other postretirement benefits, offset by a decrease in accrued income taxes of $32.1 million due primarily to the impact of the adoption of FIN 48, and a decrease in accounts payable of $27.5 million.
Shareowners’ equity increased $78.8 million to $1,563.3 million as of December 31, 2007 from $1,484.5 million as of June 30, 2007. The increase was primarily a result of net income of $85.1 million, foreign currency translation adjustments of $58.2 million and the effect of employee benefit and stock plans of $11.9 million, partially offset by repurchases of capital stock of $55.4 million and cash dividends paid to shareowners of $17.5 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.
Superfund Sites We are involved as a potentially responsible party (PRP) at various sites designated by the United States Environmental Protection Agency (USEPA) as Superfund sites, including the Li Tungsten Superfund site in Glen Cove, New York. With respect to the Li Tungsten site, we had previously established an environmental reserve. In May 2006, we reached an agreement in principle with the U.S. Department of Justice (DOJ) with respect to this site; the DOJ informed us that it would accept a payment of $0.9 million in full settlement for its claim against us for costs related to the Li Tungsten site and such payment was made during the six months ended December 31, 2007. The remaining amount of the established reserve was $0.1 million and was reversed to operating expense during the period.
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
Other Environmental Issues Additionally, we also maintain reserves for other potential environmental issues. At December 31, 2007, the total of these accruals was $6.3 million, and represents anticipated costs associated with the remediation of these issues. We recorded unfavorable foreign currency translation adjustments of $0.4 million during the six months ended December 31, 2007 related to these reserves.
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
In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to measure many financial instruments at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS 159 is effective for Kennametal as of July 1, 2008. We are in the process of evaluating the provisions of SFAS 159 to determine the impact of adoption on our consolidated financial statements.

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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer accounts for business combinations and includes guidance for the recognition, measurement and disclosure of the identifiable assets acquired, the liabilities assumed and any noncontrolling or minority interest in the acquiree. It also provides guidance for the measurement of goodwill, the recognition of contingent consideration and the accounting for pre-acquisition gain and loss contingencies, as well as acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) applies prospectively and is effective for the Company beginning July 1, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51,” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolled interest. SFAS 160 is to be applied prospectively and is effective for Kennametal as of July 1, 2009, except for the presentation and disclosure requirements, which, upon adoption, will be applied retrospectively for all periods presented. We are in the process of evaluating the provisions of SFAS 160 to determine the impact of adoption on our consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have experienced certain changes in our exposure to market risk from June 30, 2007. The fair value of our interest rate swap agreements was an asset of $0.8 million as of December 31, 2007 and a liability of $10.8 million as of June 30, 2007. We recorded the gain on these contracts as a corresponding decrease to long-term debt, as the instruments are accounted for as a fair value hedge of our long-term debt. The $11.6 million change in the recorded value of these agreements was non-cash and was the result of marking these instruments to market.
There have been no other material changes to our market risk exposure since June 30, 2007.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance at December 31, 2007 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased(1)	Paid per Share	or Programs (2)	Programs

October 1 through October 31, 2007	51,442	$23.51	48,200	5.2 million
November 1 through November 30, 2007	823,894	39.48	809,072	4.4 million
December 1 through December 31, 2007	146,200	38.10	142,928	4.3 million

Total	1,021,536	$38.48	1,000,200

(1)	During the three months ended December 31, 2007, employees delivered 5,078 shares of stock to Kennametal, upon vesting, to satisfy tax-withholding requirements and 10,668 shares of Kennametal stock as payment for the exercise price of stock options. Also during the three months ended December 31, 2007, 5,590 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. See Note 2 in our condensed consolidated financial statements for information concerning our recent capital stock split.

(2)	On October 24, 2006, Kennametal’s Board of Directors authorized a share repurchase program, under which Kennametal is authorized to repurchase up to 6.6 million shares of its capital stock. This repurchase program does not have a specified expiration date. See Note 2 in our condensed consolidated financial statements for information concerning our recent capital stock split.

ITEM 6. EXHIBITS

(10)	Material Contracts

(10.1)*	Kennametal Inc. Stock and Incentive Plan of 2002 (as amended on October 23, 2007)	Filed herewith.

(10.2)*	Kennametal Inc. 2008 Strategic Transformational Equity Program	Filed herewith.

(10.3)*	Form of Award Agreement under the Kennametal Inc. 2008 Strategic Transformational Equity Program	Filed herewith.

(31)	Rule 13a-14a/15d-14(a) Certifications

(31.1)	Certification executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.

(31.2)	Certification executed by Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc., and Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.
Date: February 7, 2008	By:	/s/ Wayne D. Moser
Wayne D. Moser
Vice President Finance and Corporate Controller