Form 10-Q
period 2008-03-31
KENNAMETAL INC
filed 2008-05-08
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date:

Title Of Each Class	Outstanding at April 30, 2008
Capital Stock, par value $1.25 per share	76,821,212

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2008

This Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not relate strictly to historical or current facts. You can identify forward-looking statements by the fact they use words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression in connection with any discussion of future operating or financial performance or events. Forward-looking statements in this Form 10-Q may concern, among other things, Kennametal’s expectations regarding our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position, and product development, all of which are based on current expectations that involve inherent risks and uncertainties. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: global and regional economic conditions; availability and cost of the raw materials we use to manufacture our products; our ability to protect our intellectual property in foreign jurisdictions; our foreign operations and international markets, such as currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability; energy costs; commodity prices; competition; integrating recent acquisitions, as well as any future acquisitions, and achieving the expected savings and synergies; business divestitures; demands on management resources; future terrorist attacks or acts of war; labor relations; demand for and market acceptance of new and existing products; and implementation of restructuring plans and environmental remediation matters. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. These and other risks are more fully described in the “Risk Factors” Section of our Annual Report on Form 10-K, in this Form 10-Q if applicable and in our other periodic filings with the Securities and Exchange Commission. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands, except per share data)	2008	2007	2008	2007

Sales	$689,669	$615,884	$1,952,168	$1,728,016
Cost of goods sold	451,803	395,046	1,281,273	1,121,997

Gross profit	237,866	220,838	670,895	606,019
Operating expense	150,461	136,933	443,414	412,306
Asset impairment charges (Note 14)	35,000	5,970	35,000	5,970
Loss on divestiture (Note 5)	—	—	—	1,686
Amortization of intangibles	3,487	1,808	10,058	5,703

Operating income	48,918	76,127	182,423	180,354
Interest expense	8,005	6,915	24,335	21,628
Other expense (income), net	385	(1,803)	(1,711)	(5,435)

Income from continuing operations before income taxes and minority interest expense	40,528	71,015	159,799	164,161
Provision for income taxes	16,616	18,520	48,953	47,457
Minority interest expense	742	757	2,651	1,956

Income from continuing operations	23,170	51,738	108,195	114,748
Loss from discontinued operations (Note 6)	—	—	—	(2,599)

Net income	$23,170	$51,738	$108,195	$112,149

PER SHARE DATA (Note 2)
Basic earnings (loss)
Continuing operations	$0.30	$0.67	$1.41	$1.50
Discontinued operations	—	—	—	(0.03)

	$0.30	$0.67	$1.41	$1.47

Diluted earnings (loss)
Continuing operations	$0.30	$0.66	$1.38	$1.46
Discontinued operations	—	—	—	(0.03)

	$0.30	$0.66	$1.38	$1.43

Dividends per share	$0.12	$0.11	$0.35	$0.31

Basic weighted average shares outstanding	76,463	76,856	76,984	76,636

Diluted weighted average shares outstanding	77,503	78,464	78,374	78,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	June 30,
(in thousands)	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$66,422	$50,433
Accounts receivable, less allowance for doubtful accounts of $20,847 and $17,031	487,465	466,690
Inventories	494,528	403,613
Deferred income taxes	51,854	51,837
Other current assets	40,181	43,929

Total current assets	1,140,450	1,016,502

Property, plant and equipment:
Land and buildings	373,504	334,899
Machinery and equipment	1,350,970	1,159,462
Less accumulated depreciation	(996,866)	(880,342)

Property, plant and equipment, net	727,608	614,019

Other assets:
Investments in affiliated companies	1,694	3,924
Goodwill (Note 14)	618,283	631,363
Intangible assets, less accumulated amortization of $38,725 and $26,332	199,374	202,927
Deferred income taxes	27,843	33,880
Other	109,832	103,612

Total other assets	957,026	975,706

Total assets	$2,825,084	$2,606,227

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases	$814	$2,120
Notes payable to banks	17,379	3,310
Accounts payable	174,208	189,301
Accrued income taxes (Note 11)	15,476	49,542
Accrued expenses	120,405	104,494
Other current liabilities	133,716	138,470

Total current liabilities	461,998	487,237
Long-term debt and capital leases, less current maturities	410,263	361,399
Deferred income taxes	78,332	70,669
Accrued pension and postretirement benefits	151,826	131,760
Accrued income taxes (Note 11)	23,039	—
Other liabilities	62,179	53,071

Total liabilities	1,187,637	1,104,136

Commitments and contingencies

Minority interest in consolidated subsidiaries	21,879	17,624

SHAREOWNERS’ EQUITY (Notes 2 and 16) Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 76,810 and 82,974 shares issued	96,015	103,722
Additional paid-in capital	464,962	655,086
Retained earnings	891,190	812,917
Treasury shares, at cost; 0 and 5,002 shares held	—	(148,932)
Accumulated other comprehensive income	163,401	61,674

Total shareowners’ equity	1,615,568	1,484,467

Total liabilities and shareowners’ equity	$2,825,084	$2,606,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

Nine Months Ended March 31 (in thousands)	2008	2007[a]

OPERATING ACTIVITIES
Net income	$108,195	$112,149
Adjustments for non-cash items:
Depreciation	59,262	50,521
Amortization	10,058	5,703
Stock-based compensation expense	7,387	14,429
Asset impairment charges (Notes 6 and 14)	35,000	8,970
Loss on divestitures (Notes 5 and 6)	—	2,531
Deferred income tax provision	19,730	(2,616)
Other	(1,411)	176
Changes in certain assets and liabilities, excluding effects of acquisitions:
Accounts receivable	11,266	(15,063)
Inventories	(56,813)	(19,381)
Accounts payable and accrued liabilities	(17,941)	27,421
Accrued income taxes	(18,384)	(73,933)
Other	2,209	2,535

Net cash flow provided by operating activities	158,558	113,442

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(130,587)	(67,129)
Disposals of property, plant and equipment	2,370	1,021
Acquisitions of business assets, net of cash acquired	361	(143,819)
Proceeds from divestitures (Notes 5 and 6)	3,000	34,172
Proceeds from sale of investments in affiliated companies	5,915	—
Other	3,222	(3,695)

Net cash flow used for investing activities	(115,719)	(179,450)

FINANCING ACTIVITIES
Net increase in notes payable	12,795	4,109
Term debt borrowings	253,646	19,801
Term debt repayments	(230,244)	(76,337)
Repurchase of capital stock	(64,642)	(35,274)
Dividend reinvestment and employee benefit and stock plans	12,566	38,069
Cash dividends paid to shareowners	(26,777)	(23,588)
Other	3,302	(2,497)

Net cash flow used for financing activities	(39,354)	(75,717)

Effect of exchange rate changes on cash and cash equivalents	12,504	1,995

CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	15,989	(139,730)
Cash and cash equivalents, beginning of period	50,433	233,976

Cash and cash equivalents, end of period	$66,422	$94,246

[a]	Amounts presented include cash flows from discontinued operations.
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	ORGANIZATION

Kennametal Inc. was incorporated in Pennsylvania in 1943 and maintains its world headquarters in Latrobe, Pennsylvania. Kennametal Inc. and its subsidiaries (collectively, Kennametal or the Company) is a leading global manufacturer and supplier of tooling, engineered components and advanced materials consumed in production processes. End users of our products include metalworking manufacturers and suppliers in the aerospace, automotive, machine tool, light machinery and heavy machinery industries, as well as manufacturers and suppliers in the highway construction, coal mining, quarrying and oil and gas exploration industries. Our end users’ products include items ranging from airframes to coal, medical implants to oil wells and turbochargers to motorcycle parts. We operate two global business units consisting of Metalworking Solutions & Services Group (MSSG) and Advanced Materials Solutions Group (AMSG).

2.	BASIS OF PRESENTATION

The condensed consolidated financial statements, which include our accounts and those of our consolidated subsidiaries, should be read in conjunction with the 2007 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2007 was derived from the audited balance sheet included in our 2007 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal, recurring adjustments. The results for the nine months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2008 is to the fiscal year ending June 30, 2008. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

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

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 expands the current disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 is effective for Kennametal beginning July 1, 2009. We are in the process of evaluating the provisions of SFAS 161 to determine the impact of adoption on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer accounts for business combinations and includes guidance for the recognition, measurement and disclosure of the identifiable assets acquired, the liabilities assumed and any noncontrolling or minority interest in the acquiree. It also provides guidance for the measurement of goodwill, the recognition of contingent consideration and the accounting for pre-acquisition gain and loss contingencies, as well as acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is to be applied prospectively and is effective for Kennametal beginning July 1, 2009.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolled interest. SFAS 160 is to be applied prospectively and is effective for Kennametal as of July 1, 2009, except for the presentation and disclosure requirements, which, upon adoption, will be applied retrospectively for all periods presented. We are in the process of evaluating the provisions of SFAS 160 to determine the impact of adoption on our consolidated financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective for Kennametal as of July 1, 2008 and is to be applied on a prospective basis. We are in the process of evaluating the provisions of this EITF to determine the impact of adoption on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures related to fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for Kennametal as of July 1, 2008 for financial assets and liabilities and as of July 1, 2009 for non-financial assets and liabilities. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. We are in the process of evaluating the impact of the provisions of SFAS 157 on our consolidated financial statements. Throughout 2008, we expect to review our current frameworks for measuring fair value as we assess the provisions of SFAS 157. As a result, some methods for fair value measurement currently utilized may change.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

Nine months ended March 31 (in thousands)	2008	2007

Cash paid during the period for:
Interest	$17,860	$15,919
Income taxes	41,863	121,293

Supplemental disclosure of non-cash information:
Contribution of stock to employees’ defined contribution benefit plans	—	5,579
Change in fair value of interest rate swaps	(18,626)	(7,055)
Change in accounts payable related to purchases of property, plant and equipment	(14,500)	(8,100)
5.	DIVESTITURE

In 2006, we divested J&L Industrial Supply (J&L) for net consideration of $359.2 million. During the nine months ended March 31, 2007, we recognized a pre-tax loss of $1.6 million related to a post-closing adjustment, which is included in loss on divestiture, as well as $0.3 million of divestiture-related charges that were included in operating expense. These charges were recorded in our Corporate segment. We received $359.2 million in net proceeds related to the sale of this business of which $9.7 million was received during the nine months ended March 31, 2007.

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

During the three months ended December 31, 2006, management completed its assessment of the future use of a building owned and previously used by Electronics, but not divested. We concluded that we had no future economic use for this facility. As a result, we wrote the building down to fair value and recognized a pre-tax impairment charge of $3.0 million during the nine months ended March 31, 2007, which is presented in discontinued operations.

CPG The divestiture of CPG, which was part of the MSSG segment, closed August 31, 2006 for net consideration of $31.2 million. We have received $31.2 million in net proceeds related to the sale of this business of which $3.0 million and $24.5 million were received during the nine months ended March 31, 2008 and 2007, respectively. For the nine months ended March 31 2007, we recognized a pre-tax loss of $1.0 million related to post-closing adjustments, which is presented in discontinued operations.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following represents the results of discontinued operations for the nine months ended March 31, 2007:

(in thousands)	2007

Sales	$15,034

Loss from discontinued operations before income taxes	$(2,464)
Income tax expense	135

Loss from discontinued operations	$(2,599)

7.	STOCK-BASED COMPENSATION

Stock options are granted to eligible employees at fair market value on the date of grant. Stock options are exercisable under specific conditions for up to 10 years from the date of grant. The aggregate number of shares authorized for issuance under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended (the 2002 Plan), is 7,500,000. See Note 2 for disclosure of our recent capital stock split. Under the provisions of the 2002 Plan, participants may deliver our stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair value of shares delivered during the nine months ended March 31, 2008 and 2007 was $1.0 million and $0.8 million, respectively. Stock option expense for the nine months ended March 31, 2008 and 2007 was $2.8 million and $3.8 million, respectively. In addition to stock option grants, the 2002 Plan permits the award of restricted stock to directors, officers and key employees.

The assumptions used in our Black-Scholes valuation related to stock option grants made during the nine months ended March 31, 2008 and 2007 were as follows:

	2008	2007

Risk-free interest rate	4.5%	4.9%
Expected life in years (1)	4.5	4.5
Expected volatility (2)	23.6%	22.4%
Expected dividend yield	1.4%	1.4%

1)	Expected life is derived from historical experience.

2)	Expected volatility is based on the historical volatility of our capital stock.
Changes in our stock options for the nine months ended March 31, 2008 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Life	Value (in
	Options	Price	(years)	thousands)

Options outstanding, June 30, 2007	3,205,434	$22.35
Granted	529,614	39.26
Exercised	(420,160)	23.37
Lapsed and forfeited	(105,598)	30.38

Options outstanding, March 31, 2008	3,209,290	$24.87	6.6	$19,460

Options vested and expected to vest, March 31, 2008	3,132,851	$24.68	6.6	$19,370

Options exercisable, March 31, 2008	1,819,098	$19.91	5.3	$17,103

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The weighted average fair value per option granted during the nine months ended March 31, 2008 and 2007 was $9.38 and $6.53, respectively. The fair value of options vested during the nine months ended March 31, 2008 and 2007 was $3.9 million and $4.7 million, respectively.

The amount of cash received from the exercise of stock options during the nine months ended March 31, 2008 and 2007 was $8.7 million and $23.8 million, respectively. The related tax benefit for the nine months ended March 31, 2008 and 2007 was $2.2 million and $4.3 million, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2008 and 2007 was $6.7 million and $13.1 million, respectively. As of March 31, 2008, the total unrecognized compensation cost related to options outstanding was $5.5 million and is expected to be recognized over a weighted average period of 2.6 years.

Changes in our restricted stock for the nine months ended March 31, 2008 were as follows:

		Weighted
		Average
	Shares	Fair Value

Unvested restricted stock, June 30, 2007	579,082	$25.12
Granted	213,732	38.89
Vested	(259,874)	23.95
Forfeited	(30,646)	27.84

Unvested restricted stock, March 31, 2008	502,294	$31.44

During the nine months ended March 31, 2008 and 2007, compensation expense related to restricted stock awards was $3.6 million and $5.1 million, respectively. As of March 31, 2008, the total unrecognized compensation cost related to unvested restricted stock was $9.2 million and is expected to be recognized over a weighted average period of 2.7 years.

On November 26, 2007, the Company adopted a long-term, one-time equity program, the Kennametal Inc. 2008 Strategic Transformational Equity Program, under the 2002 Plan (the Program). The Program will compensate participating executives for achievement of certain performance conditions during the period which began on October 1, 2007 and ends on September 30, 2011. Each participant is awarded a maximum number of stock units, each representing a contingent right to receive one share of capital stock of the Company to the extent the unit is earned during the performance period and becomes payable under the Program. The performance conditions are based on the Company’s total shareholder return (TSR), which governs 35 percent of the awarded stock units, and cumulative adjusted earnings per share (EPS), which governs 65 percent of the awarded stock units. Participants in the Program were granted awards equal to that number of stock units having a value of $32.0 million as of the grant date of December 1, 2007. A further amount of $5.3 million is available under the Program for additional awards that may be made to other executives. There are no voting rights or dividends associated with these stock units.

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

The assumptions used in our valuation of the EPS-based portion of the awards granted under the Program during the nine months ended March 31, 2008 were as follows:

2008

Expected quarterly dividend per share	$0.12
Risk-free interest rate	3.3%

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Changes in the EPS performance stock units under the Program for the nine months ended March 31, 2008 were as follows:

		Weighted
	Stock	Average Fair
	Units	Value

Unvested EPS performance stock units, June 30, 2007	—	$—
Granted	531,435	37.45

Unvested EPS performance stock units, March 31, 2008	531,435	$37.45

As of March 31, 2008, we assumed that 45.0 percent of the EPS performance stock units will vest.
The assumptions used in our lattice model valuation for the TSR-based portion of the awards granted under the Program during the nine months ended March 31, 2008 were as follows.

2008

Expected volatility	24.1%
Expected dividend yield	1.2%
Risk-free interest rate	3.3%

Changes in the TSR performance stock units under the Program for the nine months ended March 31, 2008 were as follows:

		Weighted
	Stock	Average Fair
	Units	Value

Unvested TSR performance stock units, June 30, 2007	—	$—
Granted	286,149	9.20

Unvested TSR performance stock units, March 31, 2008	286,149	$9.20

During the nine months ended March 31, 2008, compensation expense related to the Program’s stock units was $1.0 million. As of March 31, 2008, the total unrecognized compensation cost related to unvested stock units was $10.4 million and is expected to be recognized over a weighted average period of 3.5 years.

8.	BENEFIT PLANS

We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to most U.S. employees.

The table below summarizes the components of net periodic pension cost:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2008	2007	2008	2007

Service cost	$2,520	$2,445	$7,530	$7,304
Interest cost	10,057	9,608	29,991	28,700
Expected return on plan assets	(12,279)	(11,300)	(36,906)	(33,825)
Amortization of transition obligation	41	39	124	115
Amortization of prior service (credit) cost	(10)	167	(31)	500
Recognition of actuarial losses	566	1,311	1,693	3,915

Net periodic pension cost	$895	$2,270	$2,401	$6,709

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The decrease in net periodic pension cost is primarily the result of an increase in plan assets and increases in discount rates used to determine our net periodic pension cost for our international plans.

During the three and nine months ended March 31, 2008, the Company contributed $1.7 million and $4.9 million, respectively, to its various defined benefit pension plans.

During 2008, the Company has adjusted its overall investment strategy for the assets of its U.S. defined benefit pension plans. In order to reduce the volatility of the funded status of these plans and to meet the obligations at an acceptable cost over the long term, the Company implemented a liability driven investment (LDI) strategy. This LDI strategy entails modifying the asset allocation and duration of the assets of the plans to more closely match the liability profile of these plans. The 2008 target asset allocation was 60 percent in equity investments and 40 percent in fixed income investments. The asset reallocation involves increasing the fixed income allocation, reducing the equity component and adding alternative investments, such as hedge funds. Longer duration interest rate swaps are being added in order to increase the overall duration of the asset portfolio to more closely match the liabilities.

The table below summarizes the components of the net periodic other postretirement cost:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2008	2007	2008	2007

Service cost	$134	$133	$400	$400
Interest cost	434	420	1,301	1,260
Amortization of prior service cost	11	12	35	35
Recognition of actuarial gains	(131)	(366)	(394)	(1,099)

Net periodic other postretirement cost	$448	$199	$1,342	$596

9.	INVENTORIES

We used the last-in, first-out (LIFO) method of valuing inventories for approximately 47 percent and 50 percent of total inventories at March 31, 2008 and June 30, 2007, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

Inventories consisted of the following:

	March 31,	June 30,
(in thousands)	2008	2007

Finished goods	$291,073	$234,828
Work in process and powder blends	201,141	161,815
Raw materials and supplies	81,929	72,941

Inventories at current cost	574,143	469,584
Less: LIFO valuation	(79,615)	(65,971)

Total inventories	$494,528	$403,613

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10.	ENVIRONMENTAL MATTERS

The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.

Superfund Sites We are involved as a potentially responsible party (PRP) at various sites designated by the United States Environmental Protection Agency (USEPA) as Superfund sites, including the Li Tungsten Superfund site in Glen Cove, New York. With respect to the Li Tungsten site, we had previously established an environmental reserve. In May 2006, we reached an agreement in principle with the U.S. Department of Justice (DOJ) with respect to this site. The DOJ informed us that it would accept a payment of $0.9 million in full settlement for its claim against us for costs related to the Li Tungsten site and such payment was made during the nine months ended March 31, 2008. The remaining amount of the established reserve was $0.1 million and was reversed to operating expense during the period.

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

Other Environmental Issues Additionally, we also maintain reserves for other potential environmental issues. At March 31, 2008, the total of these accruals was $6.3 million, and represents anticipated costs associated with the remediation of these issues. Cash payments of $0.7 million were charged to these reserves during the nine months ended March 31, 2008. We recorded unfavorable foreign currency translation adjustments of $0.8 million during the nine months ended March 31, 2008 related to these reserves.

11.	INCOME TAXES

The effective income tax rate for the three months ended March 31, 2008 and 2007 was 41.0 percent and 26.1 percent, respectively. The increase in the rate from the prior year quarter was the result of the goodwill impairment charge related to our surface finishing machines and services businesses for which there were no tax benefits. The impact of this impairment charge was partially mitigated by a favorable impact of stronger earnings under our pan-European business strategy and a tax benefit in the current quarter associated with a dividend reinvestment plan in China.

The effective income tax rate for the nine months ended March 31, 2008 and 2007 was 30.6 percent and 28.9 percent, respectively. The increase in the rate from the prior year period was the result of the goodwill impairment charge recorded in the current quarter related to our surface finishing machines and services businesses for which there were no tax benefits and a non-cash income tax charge related to a German tax reform bill that was enacted in the first quarter of 2008. The impact of these items were partially mitigated by a favorable impact of stronger earnings under our pan-European business strategy, a higher mix of earnings in other lower tax jurisdictions and a tax benefit in the current year period associated with a dividend reinvestment plan in China.

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

Our policy is to recognize interest and penalties related to income taxes as a component of the provision for income taxes in the consolidated statement of income. As of adoption, we accrued $2.2 million of interest expense. For the three and nine months ended March 31, 2008, we recognized $0.3 million and $1.0 million, respectively, in interest expense related to uncertain tax positions.

We file income tax returns in the U.S. as well as in various states and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2001. The Internal Revenue Service has audited all U.S. tax years prior to 2005 and has begun its examination of 2005 and 2006. Various state and foreign jurisdiction tax authorities are in the process of examining our income tax returns for various tax years ranging from 2001 to 2006. We continue to expand our pan-European business model. As a result of this and other matters, we continuously review our uncertain tax positions and evaluate any potential issues that may lead to an increase or decrease in the total amount of unrecognized tax benefits that may occur within the next twelve months. At this time, we do not anticipate a material increase or decrease in the total amount of unrecognized tax benefits within the next twelve months.

Deferred income taxes have not been provided for cumulative undistributed earnings of international subsidiaries and affiliates. At March 31, 2008, unremitted earnings of non-U.S. subsidiaries were determined to be permanently reinvested. It is not practical to estimate the income tax effect that might be incurred if earnings not previously taxed in the U.S. were remitted to the United States. We are in the process of evaluating whether a change in our determination with respect to unremitted earnings may be warranted whereby we would consider unremitted previously taxed income of our international subsidiaries to be not permanently reinvested. We expect to complete our analysis in the fourth quarter of 2008; however, we do not anticipate that such a change would have a material impact on our consolidated statement of income or consolidated balance sheet.

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

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options and restricted stock awards by 1.0 million shares and 1.6 million shares for the three months ended March 31, 2008 and 2007, respectively, and 1.4 million shares and 1.7 million shares for the nine months ended March 31, 2008 and 2007, respectively. Unexercised stock options to purchase our capital stock of 0.6 million shares for the three months ended March 31, 2008 and 2007, respectively, and 0.5 million and 0.6 million shares for the nine months ended March 31, 2008 and 2007, respectively, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore their inclusion would have been anti-dilutive. See Note 2 for disclosure of our recent capital stock split.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13.	COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2008	2007	2008	2007

Net income	$23,170	$51,738	$108,195	$112,149
Unrealized gains on derivatives designated and qualified as cash flow hedges, net of tax	787	152	1,168	883
Reclassification of unrealized gains on expired derivatives designated and qualified as cash flow hedges, net of tax	(345)	(316)	(2,443)	(394)
Minimum pension liability adjustment, net of tax	—	(157)	—	(572)
Unrecognized net actuarial losses, prior service cost and transition obligation, net of tax	(369)	—	(923)	—
Reclassification of unrecognized net actuarial losses, prior service cost and transition obligation, net of tax	324	—	989	—
Foreign currency translation adjustments	44,738	8,386	102,936	32,981

Comprehensive income	$68,305	$59,803	$209,922	$145,047

14.	GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill attributable to each segment is as follows:

(in thousands)	June 30, 2007	Impairment	Acquisitions	Adjustments	Translation	March 31, 2008

MSSG	$282,670	$—	$1,052	$(9,654)	$17,574	$291,642
AMSG	348,693	(35,000)	—	6,196	6,752	326,641

Total	$631,363	$(35,000)	$1,052	$(3,458)	$24,326	$618,283

Operating performance of our surface finishing machines and services business was lower than expected in the third quarter of 2008. The earnings forecast for the next five years was revised as a result of this decline in operating performance and a further weakness in markets served by this business, specifically in North America and the automotive sector. As a result, the tangible and intangible assets of this business were tested for impairment as part of our third quarter closing procedures and we recorded a related $35.0 million AMSG goodwill impairment charge. As of March 31, 2008, the remaining carrying value of goodwill related to this business was $39.5 million. The fair value of the reporting unit was estimated using a combination of a present value technique and a valuation technique based on multiples of earnings and revenue.

During the nine months ended March 31, 2008, we completed purchase price allocations for three 2007 acquisitions and two 2008 acquisitions resulting in an $8.6 million reduction in MSSG goodwill and a $6.2 million increase in AMSG goodwill.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The components of our other intangible assets and their useful lives are as follows:

		March 31, 2008		June 30, 2007
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
(in thousands)	Useful Life	Amount	Amortization	Amount	Amortization

Contract-based	3 – 15 years	$6,256	$(4,366)	$6,498	$(4,008)
Technology-based and other	4 – 20 years	41,393	(15,705)	49,305	(10,541)
Customer-related	5 – 20 years	111,065	(14,585)	97,810	(9,567)
Unpatented technology	30 years	19,728	(2,728)	19,381	(1,956)
Trademarks	3 years – Indefinite	59,657	(1,341)	56,265	(260)

Total		$238,099	$(38,725)	$229,259	$(26,332)

During the nine months ended March 31, 2008, we completed purchase price allocations for three 2007 acquisitions and two 2008 acquisitions. As a result, Technology-based and other decreased $10.6 million, Customer-related increased $9.2 million, Contract-based decreased $1.2 million and Trademarks decreased $1.1 million. During the current period, we also incurred $10.2 million in favorable foreign currency translation adjustments and amortization expense of $10.1 million.

During 2007, we reviewed our marketing strategies related to all of our brands. During the three months ended March 31, 2007, we completed our strategic analysis and plan for our Widia brand. As a key element of our channel and brand strategy, we leveraged the strength of this brand to accelerate growth in the distribution market. Since demand in the distribution market is mostly for standard products and to further our relationship with our Widia distributors, we have migrated direct sales of Widia custom solutions products to the Kennametal brand. As a result, we recorded a $6.0 million asset impairment charge related to our MSSG Widia trademark during the three months ended March 31, 2007.

15.	SEGMENT DATA

We operate two reportable operating segments consisting of MSSG and AMSG, and Corporate. We do not allocate certain corporate shared service costs, certain employee benefit costs, certain employment costs, such as performance-based bonuses and stock-based compensation expense, interest expense, other expense, income taxes or minority interest to our operating segments.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Our external sales, intersegment sales and operating income by segment are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2008	2007	2008	2007

External sales:
MSSG	$459,407	$415,525	$1,301,837	$1,146,604
AMSG	230,262	200,359	650,331	581,412

Total external sales	$689,669	$615,884	$1,952,168	$1,728,016

Intersegment sales:
MSSG	$44,273	$33,179	$126,590	$98,627
AMSG	9,396	11,524	29,944	31,963

Total intersegment sales	$53,669	$44,703	$156,534	$130,590

Total sales:
MSSG	$503,680	$448,704	$1,428,427	$1,245,231
AMSG	239,658	211,883	680,275	613,375

Total sales	$743,338	$660,587	$2,108,702	$1,858,606

Operating income:
MSSG	$75,679	$60,784	$193,017	$151,658
AMSG	(6,110)	31,970	51,067	93,349
Corporate	(20,651)	(16,627)	(61,661)	(64,653)

Total operating income	$48,918	$76,127	$182,423	$180,354

16.	TREASURY SHARE RESTORATION

Effective January 22, 2008, the Company’s Board of Directors (the Board) resolved to restore all of the Company’s treasury shares as of such date to unissued capital stock. The resolution also provided that, unless the Board resolves otherwise, any and all additional shares of capital stock acquired by the Company after such date shall automatically be restored to unissued capital stock. Restoration of treasury shares was recorded as a reduction to capital stock of $8.1 million and additional paid-in capital of $202.8 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF CONTINUING OPERATIONS
SALES
Sales for the three months ended March 31, 2008 were $689.7 million, an increase of $73.8 million, or 12.0 percent, from $615.9 million in the prior year quarter. The increase in sales was primarily attributed to 4 percent organic growth, 6 percent from foreign currency effects and 4 percent from acquisitions. The current quarter had fewer workdays than the prior year quarter which reduced the overall sales growth by 2 percent. The organic increase in sales for the quarter was primarily driven by growth in the European, Asia Pacific and Latin American markets, while the North American and Indian markets declined due to lower demand in certain market sectors. Organic sales growth by sector was led by year-over-year expansion in aerospace, machine tools, distribution, highway construction and mining, offset somewhat by declines in the automotive market as well as lower sales of energy and related products.
Sales for the nine months ended March 31, 2008 were $1,952.2 million, an increase of $224.2 million, or 13.0 percent, from $1,728.0 million in the same period a year ago. The increase in sales was primarily attributed to 3 percent organic growth, 5 percent from acquisitions and 5 percent from foreign currency effects. The organic increase in sales for the nine months ended March 31, 2008 was primarily driven by growth in the European, Asia Pacific and Latin American markets. Organic sales growth by sector was led by year-over-year expansion in aerospace, general engineering, machine tools, distribution and highway construction, offset somewhat by declines in the automotive market and energy-related product sales.
GROSS PROFIT
Gross profit for the three months ended March 31, 2008 increased $17.1 million to $237.9 million from $220.8 million in the prior year quarter. This 7.7 percent increase was primarily due to organic sales growth, the effect of acquisitions, the impact of favorable foreign currency effects of $15.6 million and the effect of price increases, partially offset by higher raw material costs, particularly products containing steel and cobalt, as well as a less favorable sales mix primarily due to lower sales of energy-related products and lower performance in our surface finishing machines and services business.
Gross profit margin for the three months ended March 31, 2008 was 34.5 percent, down 140 basis points from 35.9 percent in the prior year quarter. The change from the prior year quarter was primarily due to higher raw material costs as well as less favorable sales mix and lower operating performance in the Company’s surface finishing machines and services business.
Gross profit for the nine months ended March 31, 2008 increased $64.9 million to $670.9 million from $606.0 million in the prior year quarter. This 10.7 percent increase was primarily due to organic sales growth, the impact of acquisitions, the effects of price increases and favorable foreign currency effects of $36.3 million, partially offset by higher raw material costs, particularly products containing steel and cobalt, as well as a less favorable sales mix primarily due to lower sales of energy-related products and lower performance in our surface finishing machines and services business.
Gross profit margin for the nine months ended March 31, 2008 was 34.4 percent, a decrease of 70 basis points from 35.1 percent in the prior year period. The change from the prior year was primarily due to higher raw material costs as well as less favorable sales mix and lower performance in our surface finishing machines and services business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING EXPENSE
Operating expense for the three months ended March 31, 2008 was $150.5 million, an increase of $13.6 million, or 9.9 percent, compared to $136.9 million in the prior year quarter. The increase in operating expense was primarily attributed to unfavorable foreign currency effects of $8.9 million, a $4.7 million increase in employment costs as well as the impact of acquisitions, partially offset by a decrease in other expenses.
Operating expense for the nine months ended March 31, 2008 was $443.4 million, an increase of $31.1 million, or 7.5 percent, compared to $412.3 million in the prior year quarter. The increase in operating expense was primarily attributed to unfavorable foreign currency effects of $21.3 million and the impact of acquisitions, partially offset by a decrease in other expenses.
ASSET IMPAIRMENT CHARGES
Operating performance of our surface finishing machines and services business was lower than expected in the third quarter of 2008. The earnings forecast for the next five years was revised as a result of this decline in operating performance and a further weakness in markets served by this business, specifically in North America and the automotive sector. As a result, the tangible and intangible assets of this business were tested for impairment as part of our third quarter closing procedures and we recorded a related $35.0 million AMSG goodwill impairment charge. As of March 31, 2008, the remaining carrying value of goodwill related to this business was $39.5 million. The fair value of the reporting unit was estimated using a combination of a present value technique and a valuation technique based on multiples of earnings and revenue.
During the three months ended March 31, 2007, we completed our strategic analysis and plan for our Widia brand. As a key element of our channel and brand strategy, we are leveraging the strength of this brand to accelerate growth in the distribution market. Since demand in the distribution market is mostly for standard products and to further our relationship with our Widia distributors, we are migrating direct sales of Widia custom solutions products to the Kennametal brand. As a result, we recorded a $6.0 million asset impairment charge related to our MSSG Widia trademark during the three months ended March 31, 2007.
LOSS ON DIVESTITURE
Loss on divestiture of $1.6 million for the nine months ended March 31, 2007 was the result of a post-closing adjustment related to our 2006 divestiture of J&L.
AMORTIZATION OF INTANGIBLES
Amortization expense was $3.5 million for the three months ended March 31, 2008, an increase of $1.7 million from $1.8 million in the prior year quarter. Amortization expense was $10.1 million for the nine months ended March 31, 2008, an increase of $4.4 million from $5.7 million in the prior year period. The increases were due to the impact of acquisitions.
INTEREST EXPENSE
Interest expense for the three months ended March 31, 2008 increased $1.1 million, or 15.8 percent, to $8.0 million from $6.9 million in the prior year quarter. This increase was due to an increase in average domestic borrowings of $149.9 million, offset in part by the effect of lower average interest rates on domestic borrowings of 6.0 percent, compared to 7.0 percent in the prior year quarter.
Interest expense for the nine months ended March 31, 2008 increased $2.7 million, or 12.5 percent, to $24.3 million from $21.6 million in the prior year quarter. This increase was due to an increase in average domestic borrowings of $114.2 million, offset in part by the effect of lower average interest rates on domestic borrowings of 6.5 percent, compared to 7.0 percent in the prior year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OTHER EXPENSE (INCOME), NET
Other expense, net for the three months ended March 31, 2008 was $0.4 million compared to other income, net of $1.8 million in the prior year quarter. This change was driven by unfavorable foreign currency transaction results of $2.3 million and lower other income of $0.6 million, partially offset by higher interest income of $0.7 million.
Other income, net for the nine months ended March 31, 2008 decreased $3.7 million to $1.7 million from $5.4 million in the prior year quarter. This change was mainly driven by unfavorable foreign currency transaction results of $1.3 million, a $1.1 million reduction of interest income and lower other income as compared to the prior year.
INCOME TAXES
The effective income tax rate for the three months ended March 31, 2008 and 2007 was 41.0 percent and 26.1 percent, respectively. The increase in the rate from the prior year quarter was the result of the goodwill impairment charge related to our surface finishing machines and services businesses for which there were no tax benefits. The impact of this impairment charge was partially mitigated by a favorable impact of stronger earnings under our pan-European business strategy and a tax benefit in the current quarter associated with a dividend reinvestment plan in China.
The effective income tax rate for the nine months ended March 31, 2008 and 2007 was 30.6 percent and 28.9 percent, respectively. The increase in the rate from the prior year period was the result of the goodwill impairment charge recorded in the current quarter related to our surface finishing machines and services businesses for which there were no tax benefits and a non-cash income tax charge related to a German tax reform bill that was enacted in the first quarter of the current year period. The impact of these items were partially mitigated by a favorable impact of stronger earnings under our pan-European business strategy, a higher mix of earnings in other lower tax jurisdictions and a tax benefit in the current year period associated with a dividend reinvestment plan in China.
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
Our policy is to recognize interest and penalties related to income taxes as a component of the provision for income taxes in the consolidated statement of income. As of adoption, we accrued $2.2 million of interest expense. For the three and nine months ended March 31, 2008, we recognized $0.3 million and $1.0 million, respectively, in interest expense related to uncertain tax positions.
We file income tax returns in the U.S. as well as in various states and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2001. The Internal Revenue Service has audited all U.S. tax years prior to 2005 and has begun its examination of 2005 and 2006. Various state and foreign jurisdiction tax authorities are in the process of examining our income tax returns for various tax years ranging from 2001 to 2006. We continue to expand our pan-European business model. As a result of this and other matters, we continuously review our uncertain tax positions and evaluate any potential issues that may lead to an increase or decrease in the total amount of unrecognized tax benefits may occur within the next twelve months. At this time, we do not anticipate a material increase or decrease in the total amount of unrecognized tax benefits within the next twelve months.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Deferred income taxes have not been provided for cumulative undistributed earnings of international subsidiaries and affiliates. At March 31, 2008, unremitted earnings of non-U.S. subsidiaries were determined to be permanently reinvested. It is not practical to estimate the income tax effect that might be incurred if earnings not previously taxed in the U.S. were remitted to the United States. We are in the process of evaluating whether a change in our determination with respect to unremitted earnings may be warranted whereby we would consider unremitted previously taxed income of our international subsidiaries to be not permanently reinvested. We expect to complete our analysis in the fourth quarter of 2008; however, we do not anticipate that such a change would have a material impact on our consolidated statement of income or consolidated balance sheet.
BUSINESS SEGMENT REVIEW
Our operations are organized into two reportable operating segments consisting of Metalworking Solutions & Services Group (MSSG) and Advanced Materials Solutions Group (AMSG), and Corporate. The presentation of segment information reflects the manner in which we organize segments for making operating decisions and assessing performance.
METALWORKING SOLUTIONS & SERVICES GROUP

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2008	2007	2008	2007

External sales	$459,407	$415,525	$1,301,837	$1,146,604
Intersegment sales	44,273	33,179	126,590	98,627
Operating income	75,679	60,784	193,017	151,658

For the three months ended March 31, 2008, MSSG external sales increased $43.9 million, or 10.6 percent, from the prior year quarter. This was the result of 2 percent organic growth, 8 percent from favorable foreign currency effects, 3 percent from acquisitions, less 2 percent from fewer workdays. Organic sales growth was driven by growth in Europe and Asia Pacific of 8 percent and 16 percent, respectively. Latin America organic sales increased 15 percent. North America organic sales declined 7 percent and India was lower by 2 percent. By sector, organic sales growth was driven by gains in the aerospace, machine tools and distribution sectors, while weakness continued in the automotive and energy markets.
For the three months ended March 31, 2008, operating income increased $14.9 million, or 24.5 percent, from the prior year quarter. Operating margin on total sales of 15.0 percent for the current quarter increased 150 basis points compared to 13.5 percent in the prior year quarter, and benefited from organic sales growth, continued cost containment, favorable foreign currency effects and the impact of acquisitions. In addition, the prior year quarter included a non-cash impairment charge of $6.0 million related to the Widia brand.
For the nine months ended March 31, 2008, MSSG external sales increased $155.2 million, or 13.5 percent, from the prior year period. This was the result of 4 percent organic growth, 6 percent from favorable foreign currency effects and 4 percent from acquisitions. Organic sales growth was driven by growth in Europe and Asia Pacific of 7 percent and 14 percent, respectively. Latin America and India organic sales increased 9 percent and 5 percent, respectively, while North America organic sales were down 3 percent. By sector, organic sales growth was driven by gains in general engineering, machine tool, aerospace and distribution, while weakness continued in the automotive and energy markets.
For the nine months ended March 31, 2008, operating income increased $41.4 million, or 27.3 percent, from the prior year period. Operating margin on total sales of 13.5 percent for the current year period increased 130 basis points compared to 12.2 percent in the prior year period, and benefited primarily from organic sales growth, continued cost containment, favorable foreign currency effects and the impact of acquisitions. In addition, the prior year period included a non-cash impairment charge of $6.0 million related to the Widia brand.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
ADVANCED MATERIALS SOLUTIONS GROUP

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2008	2007	2008	2007

External sales	$230,262	$200,359	$650,331	$581,412
Intersegment sales	9,396	11,524	29,944	31,963
Operating (loss) income	(6,110)	31,970	51,067	93,349

For the three months ended March 31, 2008, AMSG external sales increased $29.9 million, or 14.9 percent, from the prior year quarter. This was the result of 6 percent organic growth, 5 percent from favorable foreign currency effects and 6 percent from acquisitions, less 2 percent from fewer workdays. Organic sales increased on stronger construction and mining sales, which more than offset lower energy, energy-related and engineered product sales.
For the three months ended March 31, 2008, AMSG reported an operating loss of $6.1 million compared to operating income of $32.0 million in the prior year quarter, primarily due to the $35.0 million goodwill impairment charge and lower performance related to the surface finishing machines and services business as well as higher raw material costs and a less favorable sales mix.
For the nine months ended March 31, 2008, AMSG external sales increased $68.9 million, or 11.9 percent, from the prior year period. This was the result of 2 percent organic growth, 6 percent from acquisitions and 4 percent from favorable foreign currency effects. Organic sales were driven by stronger construction and mining sales, which more than offset lower energy and related product sales.
For the nine months ended March 31, 2008, operating income decreased $42.3 million, or 45.3 percent, from the prior year period. Operating margin on total sales of 7.5 percent for the current period decreased 770 basis points compared to 15.2 percent in the prior year period. This decrease was primarily due to the $35.0 million goodwill impairment charge and lower performance related to the surface finishing machines and services business as well as higher raw material costs and a less favorable sales mix.
CORPORATE

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2008	2007	2008	2007

Operating loss	$(20,651)	$(16,627)	$(61,661)	$(64,653)

Corporate represents certain corporate shared service costs, employee benefit costs, employment costs, such as performance-based bonuses and stock-based compensation expense, and eliminations of operating results between segments.
For the three months ended March 31, 2008, operating loss increased $4.0 million, or 24.2 percent, compared to the prior year quarter, primarily due to higher employment costs of $6.6 million, partially offset by a reduction in shared services expense of $2.0 million and reduced pension and other postretirement benefit expense of $1.3 million.
For the nine months ended March 31, 2008, operating loss decreased $3.0 million, or 4.6 percent, compared to the prior year period, primarily due to reduced pension and other postretirement benefit expense of $3.2 million and lower shared services expense of $2.5 million, offset in-part by higher employment costs of $2.3 million. The prior year period also included a $1.6 million unfavorable post-closing adjustment related to the J&L divestiture.

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
Cash Flow Provided by Operating Activities
Cash flow from operations is our primary source of financing for capital expenditures and internal growth. During the nine months ended March 31, 2008, cash flow provided by operating activities was $158.6 million, compared to $113.4 million for the prior year period. Cash flow provided by operating activities for the current year period consists of net income and non-cash items totaling $238.2 million, including a $35.0 million goodwill impairment charge, offset somewhat by changes in certain assets and liabilities netting to $79.7 million. Contributing to these changes were an increase in inventories of $56.8 million due to higher raw material prices and initiatives to increase service levels, a decrease in accrued income taxes of $18.4 million, partially due to the impact of adoption of FIN 48, and a decrease in accounts payable and accrued liabilities of $17.9 million partially driven by a $15.1 million payment of 2007 performance-based bonuses, partially offset by a decrease in accounts receivable of $11.3 million.
Cash flow provided by operating activities for the nine months ended March 31, 2007 consisted of net income and non-cash items totaling $191.8 million offset by changes in certain assets and liabilities netting to $78.4 million. Contributing to these changes were an increase in inventories of $19.4 million due to higher sales volume and increased raw material inventory, an increase in accounts receivable of $15.1 million due to higher sales volume, an increase in accounts payable and accrued liabilities of $27.4 million and a decrease in accrued income taxes of $73.9 million primarily due to first quarter tax payments primarily related to the gain on divestiture of J&L and cash repatriated during 2006 under the American Jobs Creation Act.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $115.7 million for the nine months ended March 31, 2008, a decrease of $63.8 million, compared to $179.5 million in the prior year quarter. During the nine months ended March 31, 2008, cash used for investing activities included $130.6 million used for purchases of property, plant and equipment, which consisted primarily of equipment upgrades and geographical expansion, partially offset by proceeds from the sale of investments in affiliated companies of $5.9 million and proceeds from divestitures of $3.0 million.
During the nine months ended March 31, 2007, cash used for investing activities includes $143.8 million used for the acquisition of business assets and $67.1 million used for purchases of property, plant and equipment, which consisted primarily of equipment upgrades, partially offset by proceeds from divestitures of $34.2 million.
Cash Flow Used for Financing Activities
During the nine months ended March 31, 2008, cash flow used for financing activities was $39.4 million, a decrease of $36.3 million, compared to $75.7 million in the prior year period. During the current year period, cash used for financing activities includes $64.6 million for the repurchase of capital stock and $26.8 million of cash dividends paid to shareowners offset somewhat by a $36.2 million net increase in borrowings and $12.6 million of dividend reinvestment and the effect of employee benefit and stock plans.
During the nine months ended March 31, 2007, cash used for financing activities included a $52.4 million net decrease in borrowings, $23.6 million of cash dividends paid to shareowners and $35.3 million for the repurchase of capital stock offset somewhat by $38.1 million of dividend reinvestment and the effects of employee benefit and stock plans.
We believe that cash flow from operations and the availability under our credit lines will be sufficient to meet our cash requirements over the next 12 months.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
There have been no material changes in our contractual obligations and commitments since June 30, 2007, except for liabilities from uncertain tax positions resulting from the adoption of FIN 48, which is discussed in Note 11 to the condensed consolidated financial statements.
OFF-BALANCE SHEET ARRANGEMENTS
The Company is party to a three-year securitization program, which permits us to securitize up to $10.0 million of accounts receivable. As of March 31, 2008, the Company had no securitized accounts receivable.
FINANCIAL CONDITION
Total assets were $2,825.1 million at March 31, 2008, compared to $2,606.2 million at June 30, 2007. Working capital increased $149.2 million to $678.5 million at March 31, 2008 from $529.3 million at June 30, 2007. This increase in working capital was primarily driven by an increase in inventory of $90.9 million, a decrease in accrued income taxes of $34.1 million partially due to the impact of adoption of FIN 48, an increase in accounts receivable of $20.8 million, an increase in cash and cash equivalents of $16.0 million and a decrease in accounts payable of $15.1 million, partially offset by an increase in notes payable and current debt of $12.8 million and an increase in accrued expenses of $15.9 million.
Total liabilities of $1,187.6 million at March 31, 2008 increased $83.5 from $1,104.1 million at June 30, 2007. Changes during the nine months ended March 31, 2008 included a $61.6 million increase in total debt, a $20.3 million increase of accrued expenses and other liabilities and a $20.1 increase in accrued pension and other postretirement benefits, offset by a decrease in accrued and deferred income taxes of $3.4 million and a decrease in accounts payable of $15.1 million.
Shareowners’ equity increased $131.1 million to $1,615.6 million as of March 31, 2008 from $1,484.5 million as of June 30, 2007. The increase was primarily a result of net income of $108.2 million, foreign currency translation adjustments of $102.9 million and the effect of employee benefit and stock plans of $16.7 million, partially offset by repurchases of capital stock of $64.6 million and cash dividends paid to shareowners of $26.8 million.
ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.
Superfund Sites We are involved as a potentially responsible party (PRP) at various sites designated by the United States Environmental Protection Agency (USEPA) as Superfund sites, including the Li Tungsten Superfund site in Glen Cove, New York. With respect to the Li Tungsten site, we had previously established an environmental reserve. In May 2006, we reached an agreement in principle with the U.S. Department of Justice (DOJ) with respect to this site. The DOJ informed us that it would accept a payment of $0.9 million in full settlement for its claim against us for costs related to the Li Tungsten site and such payment was made during the nine months ended March 31, 2008. The remaining amount of the established reserve was $0.1 million and was reversed to operating expense during the period.
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
Other Environmental Issues Additionally, we also maintain reserves for other potential environmental issues. At March 31, 2008, the total of these accruals was $6.3 million, and represents anticipated costs associated with the remediation of these issues. Cash payments of $0.7 million were charged to these reserves during the nine months ended March 31, 2008. We recorded unfavorable foreign currency translation adjustments of $0.8 million during the nine months ended March 31, 2008 related to these reserves.
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
NEW ACCOUNTING STANDARDS
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 expands the current disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 is effective for Kennametal beginning July 1, 2009. We are in the process of evaluating the provisions of SFAS 161 to determine the impact of adoption on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer accounts for business combinations and includes guidance for the recognition, measurement and disclosure of the identifiable assets acquired, the liabilities assumed and any noncontrolling or minority interest in the acquiree. It also provides guidance for the measurement of goodwill, the recognition of contingent consideration and the accounting for pre-acquisition gain and loss contingencies, as well as acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is to be applied prospectively and is effective for Kennametal beginning July 1, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolled interest. SFAS 160 is to be applied prospectively and is effective for Kennametal as of July 1, 2009, except for the presentation and disclosure requirements, which, upon adoption, will be applied retrospectively for all periods presented. We are in the process of evaluating the provisions of SFAS 160 to determine the impact of adoption on our consolidated financial statements.
In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective for Kennametal as of July 1, 2008 and is to be applied on a prospective basis. We are in the process of evaluating the provisions of this EITF to determine the impact of adoption on our consolidated financial statements.

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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures related to fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for Kennametal as of July 1, 2008 for financial assets and liabilities and as of July 1, 2009 for non-financial assets and liabilities. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. We are in the process of evaluating the impact of the provisions of SFAS 157 on our consolidated financial statements. Throughout 2008, we expect to review our current frameworks for measuring fair value as we assess the provisions of SFAS 157. As a result, some methods for fair value measurement currently utilized may change.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have experienced certain changes in our exposure to market risk from June 30, 2007. The fair value of our interest rate swap agreements was an asset of $7.8 million as of March 31, 2008 and a liability of $10.8 million as of June 30, 2007. We recorded the change in fair value of these agreements as a gain in other comprehensive income and a corresponding decrease to long-term debt, as these instruments are accounted for as a fair value hedge of our long-term debt. The $18.6 million change in the recorded value of these agreements was non-cash and was the result of marking these instruments to market.
There have been no other material changes to our market risk exposure since June 30, 2007.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance at March 31, 2008 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased(1)	Paid per Share	or Programs (2)	Programs

January 1 through January 31, 2008	9,677	$29.53	8,300	4.3 million
February 1 through February 29, 2008	235,768	30.36	220,200	4.1 million
March 1 through March 31, 2008	82,648	28.83	80,600	4.0 million

Total	328,093	$29.95	309,100

(1)	During the three months ended March 31, 2008, employees delivered 10,904 shares of stock to Kennametal, upon vesting, to satisfy tax-withholding requirements. Also during the three months ended March 31, 2008, 8,089 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. See Note 2 in our condensed consolidated financial statements for information concerning our recent capital stock split.

(2)	On October 24, 2006, Kennametal’s Board of Directors authorized a share repurchase program, under which Kennametal is authorized to repurchase up to 6.6 million shares of its capital stock. This repurchase program does not have a specified expiration date. See Note 2 in our condensed consolidated financial statements for information concerning our recent capital stock split.

ITEM 6. EXHIBITS

(31)	Rule 13a-14a/15d-14(a) Certifications

(31.1)	Certification executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.

(31.2)	Certification executed by Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc., and Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.
Date: May 8, 2008	By:	/s/ Wayne D. Moser
Wayne D. Moser
Vice President Finance and Corporate Controller