Form 10-K
period 2008-06-30
KENNAMETAL INC
filed 2008-08-14
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2008
Commission File Number 1-5318
KENNAMETAL INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-0900168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

World Headquarters
1600 Technology Way
P.O. Box 231
Latrobe, Pennsylvania	15650-0231
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (724) 539-5000
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 31, 2007, the aggregate market value of the registrant’s Capital Stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $2,590,200,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant’s Capital Stock have been deemed affiliates.
As of July 31, 2008, there were 76,587,263 shares of the Registrant’s Capital Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2008 Annual Meeting of Shareowners are incorporated by reference into Part III.

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

PART I
ITEM 1 — BUSINESS
OVERVIEW Kennametal Inc. was incorporated in Pennsylvania in 1943. We are a leading global supplier of tooling, engineered components and advanced materials consumed in production processes. We believe that our reputation for manufacturing excellence as well as our technological expertise and innovation in our principal products has helped us achieve a leading market presence in our primary markets. We believe that we are the second largest global provider of metalcutting tools and tooling systems. End users of our products include metalworking manufacturers and suppliers in the aerospace, automotive, machine tool, light machinery and heavy machinery industries, as well as manufacturers and suppliers in the highway construction, coal mining, quarrying and oil and gas exploration and production industries. Our end users’ products include items ranging from airframes to coal, medical implants to oil wells and turbochargers to motorcycle parts.
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
BUSINESS SEGMENT REVIEW We previously operated three global business units consisting of Metalworking Solutions & Services Group (MSSG), Advanced Materials Solutions Group (AMSG) and J&L Industrial Supply (J&L). During 2006, we divested our J&L segment. See Note 4 in our consolidated financial statements set forth in Item 8 of this annual report on Form 10-K (Item 8). Segment determination is based upon internal organizational structure, the manner in which we organize segments for making operating decisions and assessing performance, the availability of separate financial results and materiality considerations. Sales and operating income by segment are presented in Management’s Discussion and Analysis set forth in Item 7 of this annual report on Form 10-K (MD&A) and Note 21 in our consolidated financial statements set forth in Item 8 (Note 21).
METALWORKING SOLUTIONS & SERVICES GROUP In the MSSG segment, we provide consumable metalcutting tools and tooling systems to manufacturing companies in a wide range of industries throughout the world. Metalcutting operations include turning, boring, threading, grooving, milling and drilling. Our tooling systems consist of a steel toolholder and cutting tool such as an indexable insert or drill made from cemented tungsten carbides, ceramics, cermets, high-speed steel or other hard materials. We also provide solutions to our customers’ metalcutting needs through engineering services aimed at improving their competitiveness. Engineering services include field sales engineers identifying products and engineering product designs to meet customer needs, which are recognized as selling expenses.
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

ADVANCED MATERIALS SOLUTIONS GROUP In the AMSG segment, the principal business lines include the production and sale of cemented tungsten carbide products used in mining, highway construction and engineered applications requiring wear and corrosion resistance, including compacts and other similar applications. These products have technical commonality to our metalworking products. Additionally, we manufacture and market engineered components with a proprietary metal cladding technology as well as other hard materials. These products include radial bearings used for directional drilling for oil and gas, extruder barrels used by plastics manufacturers and food processors and numerous other engineered components to service a wide variety of industrial markets. We also sell metallurgical powders to manufacturers of cemented tungsten carbide products, intermetallic composite ceramic powders and parts used in the metalized film industry, and we provide application-specific component design services and on-site application support services. Lastly, we provide our customers with engineered component process technology and materials, which focus on component deburring, polishing and producing controlled radii.
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
J&L INDUSTRIAL SUPPLY During 2006, we divested J&L. In this segment, we provided metalworking consumables, related products and related technical and supply chain-related productivity services to small- and medium-sized manufacturers in the U.S. and the United Kingdom (U.K.). J&L marketed products and services through annual mail-order catalogs, monthly sales flyers, telemarketing, the Internet and field sales. J&L distributed a broad range of metalcutting tools, abrasives, drills, machine tool accessories, precision measuring tools, gages, hand tools and other supplies used in metalcutting operations. The majority of industrial supplies distributed by J&L were purchased from other manufacturers, although the product offering did include Kennametal-manufactured items.
INTERNATIONAL OPERATIONS During 2008, 56.6 percent of our sales were generated in markets outside of the U.S. Our principal international operations are conducted in Western Europe, Asia Pacific, Canada and Latin America. In addition, we have manufacturing and distribution operations in Israel and South Africa, as well as sales companies, sales agents and distributors in Eastern Europe and other areas of the world. The diversification of our overall operations tends to minimize the impact of changes in demand in any one particular geographic area on total sales and earnings. Our international operations are subject to the risks of doing business in those countries, including foreign currency exchange rate fluctuations and changes in social, political and economic environments.
Our international assets and sales are presented in Note 21. Information pertaining to the effects of foreign currency exchange rate risk is presented in Quantitative and Qualitative Disclosures About Market Risk as set forth in Item 7A of this annual report on Form 10-K.
BUSINESS DEVELOPMENTS During 2008, we did not complete any material business acquisitions or divestitures. However, we did make two small acquisitions and two small divestitures in 2008, all within our MSSG segment, as we continued to enhance and shape our business portfolio. Also in 2008, we sold minor investments in two affiliated companies.
We continue to evaluate new opportunities that allow for the expansion of existing product lines into new market areas where appropriate. We also continue to evaluate opportunities that allow for the introduction of new and/or complementary product offerings into new and/or existing market areas where appropriate. In 2009, we expect to evaluate potential acquisition candidates that offer strategic technologies in an effort to continue to grow our AMSG business and further enhance our MSSG market position.
MARKETING AND DISTRIBUTION We sell our products through the following distinct sales channels: (i) a direct sales force; (ii) a network of independent distributors and sales agents in North America, Europe, Latin America, Asia Pacific and other markets around the world; (iii) integrated supply and (iv) the Internet. Service engineers and technicians directly assist customers with product design, selection and application.

We market our products under various trademarks and trade names, such as Kennametal, the letter K combined with other identifying letters and/or numbers, Block Style K, Kendex, Kenloc, Kenna-LOK, KM Micro, Kentip, Widia, Heinlein, Top Notch, ToolBoss, Kyon, KM, Drill-Fix, Fix-Perfect, Mill1, Chicago-Latrobe, Greenfield, RTW, Circle, Cleveland, Conforma Clad, Extrude Hone and Surftran. Kennametal Inc. or a subsidiary of Kennametal Inc. owns these trademarks and trade names. We also sell products to customers who resell such products under the customers’ names or private labels.
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
Research and development expenses included in operating expense totaled $32.6 million, $28.8 million and $26.1 million in 2008, 2007 and 2006, respectively. We hold a number of patents, which, in the aggregate, are material to the operation of our businesses.
SEASONALITY Our business is not materially affected by seasonal variations. However, to varying degrees, traditional summer vacation shutdowns of metalworking customers’ plants and holiday shutdowns often affect our sales levels during the first and second quarters of our fiscal year.
BACKLOG Our backlog of orders generally is not significant to our operations.
COMPETITION We are one of the world’s leading producers of cemented carbide products and high-speed steel tools, and we maintain a strong competitive position in all major markets worldwide. We actively compete in the sale of all our products with approximately 40 companies engaged in the cemented tungsten carbide business in the U.S. and many more outside the U.S. Several of our competitors are divisions of larger corporations. In addition, several hundred fabricators and toolmakers, many of which operate out of relatively small shops, produce tools similar to ours and buy the cemented tungsten carbide components for such tools from cemented tungsten carbide producers, including us. Major competition exists from both U.S. — and internationally-based concerns. In addition, we compete with thousands of industrial supply distributors.
The principal elements of competition in our businesses are service, product innovation and performance, quality, availability and price. We believe that our competitive strength derives from our customer service capabilities, including multiple distribution channels, our global presence, state-of-the-art manufacturing capabilities, ability to develop solutions to address customer needs through new and improved tools and the consistent high quality of our products. Based upon our strengths, we are able to sell products based on the value added to the customer rather than strictly on competitive prices.
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
We are involved as a potentially responsible party (PRP) at various sites designated by the United States Environmental Protection Agency (USEPA) as Superfund sites. With respect to the Li Tungsten Superfund site in Glen Cove, New York, we remitted $0.9 million in 2008 to the Department of Justice (DOJ) as payment in full settlement for its claim against us for costs related to that site.

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
Reserves for other potential environmental issues at June 30, 2008 and 2007 were $6.2 million and $6.1 million, respectively. The reserves that we have established for environmental liabilities represent our best current estimate of the costs of addressing all identified environmental situations, based on our review of currently available evidence, and take into consideration our prior experience in remediation and that of other companies, as well as public information released by the USEPA, other governmental agencies, and by the PRP groups in which we are participating. Although the reserves currently appear to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and we can give no assurance that our estimate of any environmental liability will not increase or decrease in the future. The reserved and unreserved liabilities for all environmental concerns could change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs and the involvement of and direction taken by the government on these matters.
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
EMPLOYEES We employed approximately 13,700 persons at June 30, 2008, of which approximately 6,400 were located in the U.S. and 7,300 in other parts of the world, principally Europe, India and Asia. At June 30, 2008, approximately 3,400 of the above employees were represented by labor unions. We consider our labor relations to be generally good.
AVAILABLE INFORMATION Our Internet address is www.kennametal.com. On our Investor Relations page on our Web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Our Investor Relations Web page also includes Forms 3, 4 and 5 filed pursuant to Section 16(a) of the Securities Exchange Act of 1934. All filings posted on our Investor Relations Web page are available to be viewed on this page free of charge. On the Corporate Governance page on our Web site, we post the following charters and guidelines: Audit Committee Charter, Compensation Committee Charter, Nominating/Corporate Governance Committee Charter, Kennametal Inc. Corporate Governance Guidelines, Code of Business Ethics and Conduct and Stock Ownership Guidelines. All charters and guidelines posted on our Corporate Governance Web page are available to be viewed on this page free of charge. Information contained on our Web site is not part of this annual report on Form 10-K or our other filings with the SEC. We assume no obligation to update or revise any forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events or otherwise. Copies of this annual report on Form 10-K and those items disclosed on our Corporate Governance Web page are available without charge upon written request to: Investor Relations, Quynh McGuire, Kennametal Inc., 1600 Technology Way, P.O. Box 231, Latrobe, Pennsylvania, 15650-0231.
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

We may not be able to manage and integrate acquisitions successfully. In the recent past, we have acquired companies and we continue to evaluate acquisition opportunities that have the potential to support and strengthen our business. We can give no assurances, however, that any acquisition opportunities will arise or if they do, that they will be consummated, or that additional financing, if needed, will be available on satisfactory terms. In addition, acquisitions involve inherent risks that the businesses acquired will not perform in accordance with our expectations. We may not be able to achieve the synergies and other benefits we expect from the integration of acquisitions as successfully or rapidly as projected, if at all. Our failure to effectively integrate newly acquired operations could prevent us from realizing our expected rate of return on an acquired business and could have a material and adverse effect on our results of operations and financial condition.
Changes in the regulatory environment, including environmental, health, and safety regulations, could subject us to increased compliance and manufacturing costs, which could have a material adverse effect on our business.
Health and Safety Regulations. Certain of our products contain hard metals, including tungsten and cobalt. Hard metal dust is being studied for potential adverse health effects by organizations in both the U.S. and in Europe. Future studies on the health effects of hard metals may result in new regulations in the U.S. and Europe that may restrict or prohibit the use of, and exposure to, hard metal dust. New regulation of hard metals could require us to change our operations, and these changes could affect the quality of our products and materially increase our costs.
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
Natural disasters or other global or regional catastrophic events could disrupt our operations and adversely affect results. Despite our concerted effort to minimize risk to our production capabilities and corporate information systems and to reduce the effect of unforeseen interruptions to us through business continuity planning, we still may be exposed to interruptions due to catastrophe, natural disaster, terrorism or acts of war, which are beyond our control. Disruptions to our facilities or systems, or to those of our key suppliers, could also interrupt operational processes and adversely impact our ability to manufacture our products and provide services and support to our customers. As a result, our business, our results of our operations, financial position, cash flows and stock price could be adversely affected
Our continued success depends on our ability to protect our intellectual property. Our future success depends in part upon our ability to protect our intellectual property. We rely principally on nondisclosure agreements and other contractual arrangements and trade secret law and, to a lesser extent, trademark and patent law, to protect our intellectual property. However, these measures may be inadequate to protect our intellectual property from infringement by others or prevent misappropriation of our proprietary rights. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do U.S. laws. Our inability to protect our proprietary information and enforce our intellectual property rights through infringement proceedings could have a material adverse effect on our business, financial condition and results of operations.

Our international operations pose certain risks that may adversely impact sales and earnings. We have manufacturing operations and assets located outside of the U.S., including Brazil, Canada, China, Europe, India, Israel and South Africa. We also sell our products to customers and distributors located outside of the U.S. During the year ended June 30, 2008, 57 percent of our consolidated sales were derived from non-U.S. markets. A key part of our long-term strategy is to increase our manufacturing, distribution and sales presence in international markets. These international operations are subject to a number of special risks, in addition to the risks of our domestic business, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, labor unrest, risk of governmental expropriation, domestic and foreign customs and tariffs, current and changing regulatory environments (including, but not limited to, the risks associated with the importation and exportation of products and raw materials), risk of failure of our foreign employees to comply with both U.S. and foreign laws, including antitrust laws, trade regulations and the Foreign Corrupt Practices Act, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, political instability and unrest and risks of increases in taxes. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. To the extent we are unable to effectively manage our international operations and these risks, our international sales may be adversely affected, we may be subject to additional and unanticipated costs, and we may be subject to litigation or regulatory action. As a consequence, our business, financial condition and results of operations could be seriously harmed.
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
ITEM 1B — UNRESOLVED STAFF COMMENTS
None.
ITEM 2 — PROPERTIES
Our principal executive offices are located at 1600 Technology Way, P.O. Box 231, Latrobe, Pennsylvania, 15650. A summary of our principal manufacturing facilities and other materially important properties is as follows:

Location	Owned/Leased	Principal Products	Segment
United States:
Bentonville, Arkansas	Owned	Carbide Round Tools	MSSG/AMSG
Rogers, Arkansas	Owned	Carbide Products	AMSG
Rogers, Arkansas	Leased	Distribution	AMSG
Placentia, California	Leased	Wear Parts	AMSG
Evans, Georgia	Owned	High-Speed Steel Drills	MSSG
Rockford, Illinois	Owned	Indexable Tooling	MSSG
New Albany, Indiana	Leased	High Wear Coating for Steel Parts	AMSG
Greenfield, Massachusetts	Owned	High-Speed Steel Taps	MSSG
Shelby Township, Michigan	Leased	Thermal Deburring and High Energy Finishing	AMSG
Traverse City, Michigan	Owned	Wear Parts	AMSG

Location	Owned/Leased	Principal Products	Segment
United States (continued):
Walker, Michigan	Leased	Thermal Energy Machining	AMSG
Fallon, Nevada	Owned	Metallurgical Powders	MSSG/AMSG
Asheboro, North Carolina	Owned	High-Speed Steel and Carbide Round Tools	MSSG
Henderson, North Carolina	Owned	Metallurgical Powders	MSSG
Roanoke Rapids, North Carolina	Owned	Metalworking Inserts	MSSG
Cleveland, Ohio	Leased	Distribution	MSSG
Orwell, Ohio	Owned	Metalworking Inserts	MSSG
Solon, Ohio	Owned	Metalworking Toolholders	MSSG
Whitehouse, Ohio	Owned	Metalworking Inserts and Round Tools	MSSG
Bedford, Pennsylvania	Owned	Mining and Construction Tools and Wear Parts	AMSG
Bedford, Pennsylvania	Leased	Distribution	AMSG
Irwin, Pennsylvania	Owned	Carbide Wear Parts	AMSG
Irwin, Pennsylvania	Leased	Abrasive Flow Machining	AMSG
Latrobe, Pennsylvania	Owned	Metallurgical Powders, Wear Parts and Carbide Drills	MSSG/AMSG
Neshannock, Pennsylvania	Leased	Specialty Metals and Alloys	AMSG
Union, Pennsylvania	Owned	Specialty Metals and Alloys	AMSG
Clemson, South Carolina	Owned	High-Speed Steel Drills	MSSG
Johnson City, Tennessee	Owned	Metalworking Inserts	MSSG
Lyndonville, Vermont	Owned	High-Speed Steel Taps	MSSG
Chilhowie, Virginia	Owned	Mining and Construction Tools and Wear Parts	AMSG
New Market, Virginia	Owned	Metalworking Toolholders	MSSG

International:
Sao Paulo, Brazil	Leased	Metalworking Carbide Drills and Metalworking Toolholders	MSSG
Mississauga, Canada	Leased	Saw Blades and Special Tools	MSSG
Victoria, Canada	Owned	Wear Parts	AMSG
Fengpu, China	Owned	Intermetallic Composite Ceramic Powders and Parts	AMSG
Pudong, China	Owned	Metalworking Inserts	MSSG
Tianjin, China	Owned	Metalworking Inserts and Carbide Round Tools	MSSG
Xuzhou, China	Owned	Mining Tools	AMSG
Kingswinford, England	Leased	Metalworking Toolholders	MSSG
Bordeaux, France	Leased	Metalworking Cutting Tools	MSSG
Boutheon Cedex, France	Owned	Metalworking Inserts	MSSG
Ebermannstadt, Germany	Owned	Metalworking Inserts	MSSG
Essen, Germany	Owned	Metallurgical Powders and Wear Parts	MSSG
Konigsee, Germany	Leased	Metalworking Carbide Drills	MSSG
Lichtenau, Germany	Owned	Metalworking Toolholders	MSSG
Mistelgau, Germany	Owned	Metallurgical Powders, Metalworking Inserts and Wear Parts	MSSG/AMSG
Nabburg, Germany	Owned	Metalworking Toolholders	MSSG
Nabburg, Germany	Owned	Metalworking Round Tools, Drills and Mills	MSSG
Nuenkirchen, Germany	Owned	Distribution	MSSG
Vohenstrauss, Germany	Owned	Metalworking Carbide Drills	MSSG
Bangalore, India	Owned	Metalworking Inserts and Toolholders and Wear Parts	MSSG/AMSG
Shlomi, Israel	Owned	High-Speed Steel and Carbide Round Tools	MSSG
Milan, Italy	Owned	Metalworking Cutting Tools	MSSG
Arnhem, Netherlands	Owned	Wear Products	AMSG
Hardenberg, Netherlands	Owned	Wear Products	AMSG
Zory, Poland	Leased	Mining and Construction Conicals	AMSG
Barcelona, Spain	Leased	Metalworking Cutting Tools	MSSG
Vitoria, Spain	Leased	Metalworking Carbide Round Tools	MSSG
Newport, United Kingdom	Owned	Intermetallic Composite Powders	AMSG

We also have a network of warehouses and customer service centers located throughout North America, Europe, India, Asia Pacific and Latin America, a significant portion of which are leased. The majority of our research and development efforts are conducted in a corporate technology center located adjacent to our world headquarters in Latrobe, Pennsylvania, in addition to our facilities in Rogers, Arkansas; Fuerth, Germany and Essen, Germany.
We use all significant properties in the businesses of powder metallurgy, tools, tooling systems, engineered components and advanced materials. Our production capacity is adequate for our present needs. We believe that our properties have been adequately maintained, are generally in good condition and are suitable for our business as presently conducted.
ITEM 3 — LEGAL PROCEEDINGS
The information set forth in Part I herein under the caption “Regulation” is incorporated into this Item 3. There are no material pending legal proceedings to which Kennametal or any of our subsidiaries is a party or of which any of our property is the subject. We are, however, periodically subject to legal proceedings and claims that arise in the ordinary course of our business.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of 2008, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.
EXECUTIVE OFFICERS OF THE REGISTRANT — Incorporated by reference into this Part I is the information set forth in Part III, Item 10 under the caption “Executive Officers of the Registrant.”
PART II
ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREOWNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our capital stock is traded on the New York Stock Exchange (symbol KMT). The number of shareowners of record as of July 31, 2008 was 2,455. Stock price ranges and dividends declared and paid have been restated to reflect the Company’s 2-for-1 stock split completed in December 2007 and were as follows:

Quarter Ended	September 30	December 31	March 31	June 30

2008
High	$44.93	$45.61	$38.03	$38.75
Low	34.90	36.01	26.00	29.44
Dividends	0.105	0.12	0.12	0.12

2007
High	$31.25	$31.89	$34.08	$41.48
Low	24.85	28.08	28.28	33.41
Dividends	0.095	0.105	0.105	0.105

See Note 2 in our consolidated financial statements set forth in Item 8 (Note 2) for information concerning our 2008 capital stock split.
The information incorporated by reference in Item 12 of this annual report on Form 10-K from our 2008 Proxy Statement under the heading “Equity Compensation Plans – Equity Compensation Plan Information” is hereby incorporated by reference into this Item 5.
PERFORMANCE GRAPH
The following graph compares cumulative total shareowner return on our Capital Stock with the cumulative total shareowner return on the common equity of the companies in the Standard & Poor’s Mid-Cap 400 Market Index (S&P Mid-Cap 400), the Standard & Poor’s Composite 1500 Market Index (S&P Composite), and a peer group of companies determined by us (Peer Group) for the period from July 1, 2003 to June 30, 2008.

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
Comparison of 5-Year Cumulative Total Return
Assumes $100 Invested on July 1, 2003 and All Dividends Reinvested

	2003	2004	2005	2006	2007	2008

Kennametal Inc.	$100.00	$137.66	$139.86	$192.55	$257.14	$206.66
Peer Group Index	100.00	153.87	153.66	208.29	262.78	251.42
S&P Mid-Cap 400	100.00	127.98	145.94	164.88	195.40	181.06
S&P Composite	100.00	119.11	126.64	137.57	165.90	144.13
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid per Share	or Programs (2)	Programs (2)

April 1 through April 30, 2008	1,187	$33.73	—	4.0 million
May 1 through May 31, 2008	5,037	37.46	—	4.0 million
June 1 through June 30, 2008	—	N/A	—	4.0 million

Total:	6,224	$36.75	—

1)	During the period, employees delivered 1,496 shares of restricted stock to Kennametal, upon vesting, to satisfy tax-withholding requirements. During the period, 4,728 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program.

2)	On October 24, 2006, Kennametal’s Board of Directors authorized a share repurchase program, under which Kennametal is authorized to repurchase up to 6.6 million shares of its capital stock. This repurchase program does not have a specified expiration date. See Note 2 for information concerning our 2008 capital stock split.

ITEM 6 — SELECTED FINANCIAL DATA

		2008	2007	2006	2005	2004

OPERATING RESULTS (in thousands)
Sales	(1)	$2,705,129	$2,385,493	$2,329,628	$2,202,832	$1,866,953
Cost of goods sold		1,781,889	1,543,931	1,497,462	1,431,716	1,237,610
Operating expense		605,004	554,634	579,907	559,293	497,308
Restructuring and asset impairment charges	(2)	39,891	5,970	—	4,707	3,683
Interest expense		31,728	29,141	31,019	27,277	25,884
Income taxes		64,057	70,469	172,902	60,967	32,551
Income from continuing operations	(3)	167,775	176,842	272,251	113,919	67,247
Net income	(4)	167,775	174,243	256,283	119,291	73,578

FINANCIAL POSITION (in thousands)
Working capital		$630,675	$529,265	$624,658	$402,404	$310,418
Total assets		2,784,349	2,606,227	2,435,272	2,092,337	1,938,663
Long-term debt, including capital leases, excluding current maturities		313,052	361,399	409,508	386,485	313,400
Total debt, including capital leases and notes payable		346,652	366,829	411,722	437,374	440,207
Total shareowners’ equity		1,647,907	1,484,467	1,295,365	972,862	887,152

PER SHARE DATA (7)
Basic earnings from continuing operations		$2.18	$2.30	$3.54	$1.55	$0.94
Basic earnings	(5)	2.18	2.27	3.33	1.62	1.03
Diluted earnings from continuing operations		2.15	2.25	3.44	1.50	0.93
Diluted earnings	(6)	2.15	2.22	3.24	1.57	1.01
Dividends		0.47	0.41	0.38	0.34	0.34
Book value (at June 30)		21.44	19.04	16.78	12.76	12.11
Market price (at June 30)		32.55	40.50	30.32	22.03	21.68

OTHER DATA (in thousands except number of employees)
Capital expenditures		$163,489	$92,001	$79,593	$88,552	$56,962
Number of employees (at June 30)		13,673	13,947	13,282	13,970	13,700
Basic weighted average shares outstanding	(7)	76,811	76,788	76,864	73,848	71,408
Diluted weighted average shares outstanding	(7)	78,201	78,545	79,101	76,112	72,946

KEY RATIOS
Sales growth		13.4%	2.4%	5.8%	18.0%	12.3%
Gross profit margin		34.1	35.3	35.7	35.0	33.7
Operating profit margin		9.8	11.3	20.5	9.2	6.8

1)	We divested J&L effective June 1, 2006. J&L sales were $0.3 billion, $0.3 billion and $0.2 billion for 2006, 2005 and 2004, respectively.

2)	In 2008, the charges related to an AMSG goodwill impairment of $35.0 million, MSSG restructuring of $3.2 million and AMSG restructuring of $1.7 million. In 2007, the charge related to an impairment of the MSSG Widia trademark. In 2005, the charge related to an impairment of goodwill in our divested Full Service Supply segment. In 2004, the charges related primarily to two restructuring programs.

3)	In 2006, income from continuing operations includes net gain on divestitures of $122.5 million.

4)	Net income includes (loss) income from discontinued operations of ($2.6) million, ($16.0) million, $5.4 million and $6.3 million for 2007, 2006, 2005 and 2004, respectively.

5)	Basic earnings per share includes basic (loss) earnings from discontinued operations per share of ($0.03), ($0.21), $0.07 and $0.09 for 2007, 2006, 2005 and 2004, respectively.

6)	Diluted earnings per share includes diluted (loss) earnings from discontinued operations per share of ($0.03), ($0.20), $0.07 and $0.09 for 2007, 2006, 2005 and 2004, respectively.

7)	Share and per share amounts have been restated to reflect the Company’s 2-for-1 stock split completed in December 31, 2007. See Note 2 for information concerning our 2008 capital stock split.

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
OVERVIEW Kennametal Inc. is a leading global supplier of tooling, engineered components and advanced materials consumed in production processes. We believe that our reputation for manufacturing excellence as well as our technological expertise and innovation in our principal products has enabled us to achieve a leading market presence in our primary markets. We believe that we are the second largest global provider of metalcutting tools and tooling systems.
Kennametal delivered record sales of $2.7 billion and earnings per diluted share of $2.15 in 2008 despite operating in a challenging environment. Rising raw material costs, higher transportation costs, record fuel prices and a soft economy in North America provided considerable headwinds for both Kennametal and certain of our served end markets. Our strategies to further diversify our portfolio as well as the geographies and end markets we serve contributed to this success. In 2008, we took advantage of a slower growth sales environment to accelerate planned restructuring activities to reduce operating costs and enhance efficiencies. All of this has and will provide Kennametal with additional flexibility to further capitalize on business opportunities and market strengths around the world while enabling us to weather more demanding business conditions that transpire in certain geographic regions and market sectors.
We continued to diversify our geographic footprint with the long-term goal to establish an evenly balanced presence across all three of our regions; North America, Western Europe and rest of world markets. In 2008, our sales by geographic region were as follows: 46.6 percent from North America, 35.3 percent from Western Europe and 18.1 percent from rest of world markets. This strategy proved its merit when growth in global markets helped to offset softer conditions in North America. We also increased the balance between MSSG and AMSG, moving closer toward our long-range goal of having each business segment represent approximately half of total sales. In 2008, MSSG and AMSG comprised 66.2 percent and 33.8 percent of sales, respectively. Additionally, we achieved a greater balance in our served end markets, bolstered particularly in aerospace and defense, durable goods, machine tools, underground coal mining and general engineering sectors.
In 2008, we continued to manage our portfolio to maximize earnings growth and shareowner returns. In our MSSG segment, we divested two non-core businesses and completed two small acquisitions. We remained disciplined in evaluating acquisition opportunities and continued to invest in our business with capital expenditures of $163.5 million for enhanced manufacturing capabilities and geographic expansion. In addition, during 2008 we repurchased 1.7 million shares of our capital stock for a total cost of $65.4 million. We also continued to implement our Lean initiatives which drive higher performance and ongoing improvements throughout our global organization. As one example of the benefits of these initiatives, we reduced operating expense as a percent of sales for the third consecutive year.
In addition, we invested further in technology and innovation to continue delivering a high level of new products to our customers. Research and development expenses totaled $32.6 million for 2008, an increase of $3.8 million from 2007. In 2008, we generated approximately 47 percent of our sales from new products.
RESTRUCTURING ACTIONS During 2008, we announced our intent to implement restructuring actions to further our ability to achieve our long-term goals for margin expansion and earnings growth as well as to reduce costs and improve efficiency in our operations. Consistent with this announcement, we initiated actions in 2008 related to facility rationalizations and employment reductions as well as the conversion of an international defined benefit pension plan to a defined contribution plan. We recorded restructuring and related charges of $8.2 million in 2008 as follows: cost of goods sold $1.4 million, operating expense $1.9 million and restructuring and asset impairment $4.9 million. MSSG, AMSG and Corporate charges were $4.9 million, $3.0 million and $0.3 million, respectively. See Note 14 in our consolidated financial statements set forth in Item 8.
These and other restructuring actions are expected to be completed over the next nine to fifteen months. Total related charges are expected to be in the range of $40 million to $50 million of which approximately 90 percent are expected to be cash expenditures. Annual ongoing benefits from these actions, once fully implemented, are expected to be in the range of $20 million to $25 million.
ACQUISITIONS AND DIVESTITURES During 2008, we did not complete any material acquisitions or divestitures. However, we made two small acquisitions in Europe, within our MSSG segment, for a combined net purchase price of $4.0 million. Also during 2008, we divested two small, non-core businesses from our MSSG segment, one in the U.S. and one in Europe. Combined cash proceeds received were $20.2 million and we recognized a combined loss on divestiture of $0.6 million.

During 2007, we completed five business acquisitions. We completed three acquisitions in our AMSG segment for a combined net purchase price of $165.7 million, which generated AMSG goodwill of $55.1 million of which $22.5 million is deductible for income tax purposes. We completed two acquisitions in our MSSG segment for a net purchase price of $95.4 million including an additional payment of euro 12.0 million, which will be paid in 2011. The MSSG acquisitions generated goodwill of $54.2 million of which $26.6 million is deductible for income tax purposes.
Effective June 12, 2006, we divested our U.K.-based high-speed steel business (Presto) for proceeds of $1.5 million as a part of our strategy to exit non-core businesses. This divestiture resulted in a pre-tax loss of $9.4 million in 2006. Included in the loss was a $7.3 million inventory charge reported in cost of goods sold. This business was a part of the MSSG segment. Cash flows of this component that were retained were deemed significant in relation to prior cash flows of the disposed component. The sale agreement included a three-year supply agreement that management deemed to be both quantitatively and qualitatively material to the overall operations of the disposed component and constituted significant continuing involvement. As such, the results of operations of Presto prior to the divestiture were reported in continuing operations.
Effective June 1, 2006, we divested J&L for proceeds of $359.2 million, of which $9.7 million and $349.5 million was received in 2007 and 2006, respectively, as a part of our strategy to exit non-core businesses. During 2006, we recognized a pre-tax gain of $233.9 million. The inventory-related portion of this gain amounting to $1.9 million was recorded in cost of goods sold. During 2006, we also recognized $6.4 million of divestiture-related charges in our Corporate segment that were included in operating expense. Cash flows of this component that were retained were deemed significant in relation to prior cash flows of the disposed component. The sale agreement included a five-year supply agreement and a two-year private label agreement. Management deemed these agreements to be both quantitatively and qualitatively material to the overall operations of the disposed component and constituted significant continuing involvement. As such, J&L results prior to the divestiture were reported in continuing operations. During 2007, we also recognized a pre-tax loss of $1.6 million related to a post-closing adjustment.
We continue to evaluate new opportunities for the expansion of existing product lines into new market areas, where appropriate. We also continue to evaluate opportunities for the introduction of new and/or complimentary product offerings into new and/or existing market areas, where appropriate. In 2009, we expect to evaluate potential acquisition candidates that offer strategic technologies in an effort to continue to grow our AMSG business and further enhance our MSSG market position.
DISCONTINUED OPERATIONS During 2006, our Board of Directors and management approved plans to divest our Kemmer Praezision Electronics business (Electronics) and our consumer retail product line, including industrial saw blades (CPG) as a part of our strategy to exit non-core businesses. These divestitures were accounted for as discontinued operations.
The divestiture of Electronics, which was part of the AMSG segment, was completed in two separate transactions. The first transaction closed during 2006. The second transaction closed during 2007. During 2006, we recognized a pre-tax loss of $22.0 million, including an $8.8 million inventory-related charge. During 2007, we recognized a pre-tax gain on divestiture of $0.1 million to adjust the related net assets to fair value. Also during 2007, management completed its assessment of the future use of a building owned and previously used by Electronics, but not divested. We concluded that we had no future economic use for the facility. As a result, we wrote the building down to fair value and recognized a pre-tax impairment charge of $3.0 million during 2007.
The divestiture of CPG, which was part of the MSSG segment, closed during 2007 for net consideration of $31.0 million. We have received the full net proceeds of which $3.0 million, $26.5 million and $1.5 million were received during 2008, 2007 and 2006, respectively. During 2006, we recorded a pre-tax goodwill impairment charge of $5.0 million related to CPG based primarily on a discounted cash flow analysis. During 2006, we also recorded an additional pre-tax goodwill impairment charge of $10.7 million based on the expected proceeds from the sale of the business and a pre-tax loss on divestiture of $0.5 million. These charges were not deductible for income tax purposes. Also included in discontinued operations was a $13.7 million tax benefit recorded during 2006 reflecting a deferred tax asset related to tax deductions that were realized as a result of the divestiture. During 2007, we recognized an additional pre-tax loss on divesture of $1.0 million related to post-closing adjustments.
The following represents the results of discontinued operations for the years ended June 30:

(in thousands)	2007	2006

Sales	$15,034	$89,987

Loss from discontinued operations before income taxes	$(2,464)	$(35,711)
Income tax (benefit) expense	135	(19,743)

Loss from discontinued operations	$(2,599)	$(15,968)

RESULTS OF CONTINUING OPERATIONS
SALES Sales of $2,705.1 million in 2008 increased 13.4 percent versus $2,385.5 million in 2007. The increase in sales was primarily attributed to organic sales growth of $92.9 million, the impact of acquisitions of $86.8 million and favorable foreign currency effects of $140.0 million. Regionally, organic sales growth was mostly driven by growth in European and Asia Pacific markets offset somewhat by weakness in the North American market. Organic sales growth by sector was led by year-over-year expansion in the aerospace, machine tools, general engineering, mining and highway construction markets.
Sales of $2,385.5 million in 2007 increased 2.4 percent versus $2,329.6 million in 2006. The increase in sales was primarily attributed to organic sales growth of $128.5 million and favorable foreign currency effects of $58.1 million. The organic sales growth was mostly driven by growth in European and developing economies, growth in the distribution and general engineering markets and favorable conditions in certain other markets, particularly in the energy and mining markets. These increases in sales were partially offset by a reduction from the net impact of acquisitions and divestitures of $130.7 million, primarily the divestiture of J&L.
GROSS PROFIT Gross profit increased $81.6 million to $923.2 million in 2008 from $841.6 million in 2007. The 9.7 percent increase was primarily due to organic sales growth, the effect of acquisitions, the effects of price increases and the impact of favorable foreign currency effects of $53.9 million. These benefits were partially offset by higher raw material costs, particularly products containing steel and cobalt, as well as a less favorable sales mix primarily due to a lower proportion of sales of energy-related products and lower performance in our surface finishing machines and services business. Gross profit for 2008 included restructuring charges of $1.2 million related to inventory write-offs and $0.2 million of other restructuring-related charges.
The gross profit margin for 2008 decreased 120 basis points to 34.1 percent from 35.3 percent in 2007. The decrease was primarily due to higher raw material costs as well as a less favorable sales mix and lower performance in our surface finishing machines and services business.
Gross profit increased $9.4 million to $841.6 million in 2007 from $832.2 million in 2006. The increase was primarily due to organic sales growth, favorable foreign currency effects of $23.0 million and a reduction of pension and other postretirement benefit expense of $6.9 million. These benefits were partially offset by the unfavorable net impact of acquisitions and divestitures of $42.2 million, higher raw material costs and costs related to a plant closure of $3.5 million.
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
OPERATING EXPENSE Operating expense in 2008 was $605.0 million, an increase of $50.4 million, or 9.1 percent, compared to $554.6 million in 2007. The increase in operating expense was primarily due to unfavorable foreign currency effects of $32.0 million, the impact of acquisitions of $16.5 million, a $5.9 million increase in employment costs and a $5.7 million increase in professional fees, partially offset by a decrease in other expenses. Operating expense for 2008 included restructuring-related charges of $1.9 million.
Operating expense in 2007 was $554.6 million, a decrease of $25.3 million, or 4.4 percent, compared to $579.9 million in 2006. The decrease in operating expense was primarily attributed to the net beneficial impact of acquisitions and divestitures of $38.4 million as well as reductions in professional fees of $6.2 million and pension and other postretirement benefit expense of $4.6 million. These benefits were partially offset by unfavorable foreign currency effects of $13.7 million, increased travel expenses of $3.4 million and the effect of a prior year environmental reserve adjustment of $2.6 million.
RESTRUCTURING AND ASSET IMPAIRMENT CHARGES During 2008, we initiated certain restructuring actions and recognized $4.9 million of restructuring charges. See the discussion under the heading “Restructuring Actions” within this MD&A for additional information.
The operating performance of our surface finishing machines and services business was lower than expected in 2008. The earnings forecast for the next five years was revised as a result of this decline in operating performance and a further weakness in markets served by this business, specifically in North America and the automotive sector. As a result, the tangible and intangible assets of this business were tested for impairment during 2008 and we recorded a related $35.0 million AMSG goodwill impairment charge. As of June 30, 2008, the remaining carrying value of goodwill related to this business was $39.4 million. The fair value of this business was estimated using a combination of a present value technique and a valuation technique based on multiples of earnings and revenue.

During 2007, we completed our strategic analysis and plan for our Widia brand. As a key element of our channel and brand strategy, we decided to leverage the strength of this brand to accelerate growth in the distribution market. Since demand in the distribution market is mostly for standard products and to further our relationship with our Widia distributors, we furthermore decided to migrate direct sales of Widia custom solutions products to the Kennametal brand. As a result, we recorded a pre-tax impairment charge of $6.0 million related to our MSSG Widia trademark during 2007.
In 2006, we did not incur any restructuring or impairment charges with respect to our continuing operations.
LOSS (GAIN) ON DIVESTITURES During 2008, we completed the divestitures of two non-core MSSG businesses for proceeds of $20.2 million and recognized a net loss on divestitures of $0.6 million. The results of operations for these businesses were not material and have not been presented as discontinued operations.
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
AMORTIZATION OF INTANGIBLES Amortization expense was $13.9 million in 2008, an increase of $4.0 million from $9.9 million in 2007. The increase was due to the impact of acquisitions.
Amortization expense increased $4.3 million to $9.9 million in 2007 from $5.6 million in 2006. The increase was due to the impact of acquisitions.
INTEREST EXPENSE Interest expense increased $2.6 million to $31.7 million in 2008, compared with $29.1 million in 2007. This increase was primarily due to an increase in average domestic borrowings of $110.2 million, offset in part by the effect of lower average interest rates on domestic borrowings of 6.2 percent, compared to 7.0 percent in 2007. The portion of our debt subject to variable rates of interest was approximately 68 percent and 53 percent at June 30, 2008 and 2007, respectively.
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
OTHER INCOME, NET In 2008, other income, net decreased by $6.6 million to $2.6 million compared to $9.2 million in 2007. The decrease was due to unfavorable foreign currency transaction results of $4.4 million, lower other income of $1.6 million and lower interest income of $0.6 million.
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
INCOME TAXES The effective tax rate from continuing operations for 2008 was 27.3 percent compared to 28.2 percent for 2007. The decrease in the effective rate from 2007 to 2008 was primarily driven by a further increase in earnings under our pan-European business strategy, the combined effects of other international operations, and a tax benefit associated with a dividend reinvestment plan in China. The effects of these items were partially offset by the effect of the goodwill impairment charge related to our surface finishing machines and services businesses for which there was no tax benefit, and a non-cash income tax charge related to a German tax reform bill that was enacted in the first quarter of 2008.
During 2008, we made a change in our determination with respect to cumulative undistributed earnings of international subsidiaries and affiliates whereby we now consider unremitted previously taxed income of our international subsidiaries to not be permanently reinvested. As a result of this change, we accrued an income tax liability of $3.0 million. Of this amount, $2.1 million decreased accumulated other comprehensive income and $0.9 million increased tax expense. As of June 30, 2008, the unremitted earnings of our non-U.S. subsidiaries and affiliates that have not been previously taxed in the U.S. are determined to be permanently reinvested, and accordingly, no deferred tax liability has been recorded in connection therewith. It is not practical to estimate the income tax effect that might be incurred if earnings not previously taxed in the U.S. were remitted to the United States.

Effective July 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48). The adoption of FIN 48 had the following impacts on our consolidated balance sheet: a $0.3 million increase in current deferred tax assets, a $0.6 million increase in non-current deferred tax assets, a $14.1 million decrease in current accrued income taxes, a $1.7 million decrease in non-current deferred tax liabilities, a $20.0 million increase in non-current accrued income taxes and a $3.1 million decrease in retained earnings. As of the adoption date, we had $20.3 million of unrecognized tax benefits.
The effective tax rate from continuing operations for 2007 was 28.2 percent compared to 38.6 percent for 2006. The decrease in the effective rate from 2006 to 2007 was primarily driven by higher earnings from our pan-European business strategy, a favorable valuation allowance adjustment related to net operating loss carryforwards for state income tax purposes, unfavorable permanent differences in 2006 related to the J&L divestiture and income tax expense in 2006 associated with cash repatriated under the American Jobs Creation Act of 2004 (AJCA). The impact of these items was partially offset by a tax charge recognized in 2007 for tax contingencies in Europe, as well as the favorable resolution of tax contingencies in 2006 that were primarily related to a research and development credit claim.
INCOME FROM CONTINUING OPERATIONS Income from continuing operations was $167.8 million, or $2.15 per diluted share, in 2008 compared to $176.8 million, or $2.25 per diluted share, in 2007. The decrease in income from continuing operations was a result of the factors previously discussed.
Income from continuing operations was $176.8 million, or $2.25 per diluted share, in 2007 compared to $272.3 million, or $3.44 per diluted share, in 2006. The decrease in income from continuing operations was a result of the factors previously discussed.
BUSINESS SEGMENT REVIEW Prior to the divestiture of J&L in 2006, our operations were organized into three global business units consisting of MSSG, AMSG and J&L, and Corporate. In 2006, J&L outside sales, intersegment sales and operating income were $251.3 million, $0.8 million and $260.9 million, respectively. The presentation of segment information reflects the manner in which we organize segments for making operating decisions and assessing performance.
METALWORKING SOLUTIONS & SERVICES GROUP

(in thousands)	2008	2007	2006

External sales	$1,789,859	$1,577,234	$1,401,777
Intersegment sales	174,004	135,502	186,024
Operating income	260,744	221,387	197,525

External sales increased by $212.6 million, or 13.5 percent, from 2007. The increase in sales was attributed to organic sales growth of 3.8 percent, favorable foreign currency effects of 6.8 percent and the effects of acquisitions of 2.9 percent. The organic sales growth was driven by increases in Europe of 7.6 percent, Asia Pacific of 15.3 percent, India of 8.0 percent and Latin America of 8.5 percent partially offset by an organic sales decline in North America of 3.0 percent. Industrial activity remained positive in most industry sectors on a global basis, most notably aerospace, machine tools and general engineering. Favorable foreign currency effects were $108.0 million for 2008.
Operating income increased by $39.4 million, or 17.8 percent, from 2007. Operating margin on total sales was 13.3 percent in 2008 compared to 12.9 percent in 2007. These results benefited from sales growth as discussed above, favorable foreign currency effects, continued cost containment and the impact of acquisitions. MSSG operating income included restructuring and related charges of $3.2 million and $1.7 million, respectively, for 2008.
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

ADVANCED MATERIALS SOLUTIONS GROUP

(in thousands)	2008	2007	2006

External sales	$915,270	$808,259	$676,556
Intersegment sales	39,131	42,881	38,509
Operating income	83,925	131,323	121,058

In 2008, AMSG external sales increased by $107.0 million, or 13.2 percent, from 2007. The increase in sales was attributed to organic sales growth of 4.2 percent and the effects of acquisitions of 5.0 percent and favorable foreign currency effects of 3.8 percent. The increase in organic sales was driven by stronger mining and construction product sales, which were up 9.8 percent, and energy and related product sales, which were up 3.3 percent. Engineered product sales were flat in 2008. Favorable foreign currency effects were $32.0 million for 2008.
Operating income decreased $47.4 million, or 36.1 percent, from 2007. Operating margin on total sales was 8.8 percent in 2008 compared to 15.4 percent in 2007. The decrease in margin was driven by a $35.0 million goodwill impairment charge and higher raw material costs as well as lower performance related to our surface finishing machines and services business and a less favorable sales mix. AMSG operating income included restructuring charges of $3.0 million for 2008.
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
Operating income increased $10.3 million, or 8.5 percent, from 2006. The increase was primarily attributed to the benefits of higher sales volumes, the effects of acquisitions and new product introductions, partially offset by higher raw material costs. Operating margin on total sales was 15.4 percent in 2007 compared to 16.9 percent in 2006. Margins decreased primarily due to the impact of higher raw material costs, the unfavorable impact in 2006 of recent acquisitions, the effects of certain restructuring actions taken within our surface finishing machines and services business and a softness in demand for certain markets served by that business, particularly related to diesel fuel systems.
CORPORATE Corporate represents corporate shared service costs, certain employee benefit costs, certain employment costs, such as performance-based bonuses and stock-based compensation expense, and eliminations of operating results between segments.

(in thousands)	2008	2007	2006

Operating loss	$(80,770)	$(83,290)	$(102,958)

In 2008, operating loss decreased $2.5 million, or 3.0 percent, from 2007. The decrease was primarily due to lower shared services expense of $6.6 million and reduced pension and other postretirement benefit expenses of $3.5 million, partially offset by lower other income of $5.6 million and higher employment costs of $2.6 million. Corporate operating loss included $0.3 million of restructuring-related costs for 2008.
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
LIQUIDITY AND CAPITAL RESOURCES Our cash flow from operations is the primary source of financing for capital expenditures and organic growth. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. However, we believe we can adequately control costs and manage our working capital to meet our cash flow needs throughout changes in the economic cycle.
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

The 2006 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). As of June 30, 2008, we had no outstanding borrowings under the agreement. We had the ability to borrow under the agreement, or otherwise incur additional debt of up to $1.2 billion as of June 30, 2008 and remain in compliance with the maximum leverage ratio financial covenant. At June 30, 2008, we were in compliance with all debt covenants.
Borrowings under the 2006 Credit Agreement are guaranteed by our significant domestic subsidiaries.
Additionally, we obtain local financing through credit lines with commercial banks in the various countries in which we operate. At June 30, 2008, these borrowings amounted to $32.8 million of notes payable and $5.8 million of term debt and capital leases. We believe that cash flow from operations and the availability under our credit lines will be sufficient to meet our cash requirements over the next 12 months.
Based upon our debt structure at June 30, 2008 and 2007, approximately 68 percent and 53 percent of our debt, respectively, was exposed to variable rates of interest, which is consistent with our target range for variable versus fixed interest rate debt. We periodically review the target range and the strategies designed to maintain the mix of variable to fixed interest rate debt within that range. In the future, we may decide to adjust the target range or the strategies to achieve it.
Following is a summary of our contractual obligations and other commercial commitments as of June 30, 2008 (in thousands):

Contractual Obligations		Total		2009	2010-2011	2012-2013	Thereafter

Long-term debt	(1)	$385,867		$19,484	$38,837	$327,538	$8
Notes payable	(2)	33,551		33,551	—	—	—
Pension benefit payments			(3)	34,526	75,450	83,832		(3)
Postretirement benefit payments			(3)	2,910	5,998	5,695		(3)
Capital leases	(4)	5,875		871	3,293	751	960
Operating leases		79,303		22,441	23,919	6,663	26,280
Purchase obligations	(5)	644,373		206,127	270,898	145,525	21,823
Unrecognized tax benefits	(6)	27,921		10,709	—	—	17,212

Total				$330,619	$418,395	$570,004

1)	Long-term debt includes interest obligations of $77.3 million. Interest obligations were determined assuming interest rates as of June 30, 2008 remain constant.

2)	Notes payable includes interest obligations of $0.8 million. Interest obligations were determined assuming interest rates as of June 30, 2008 remain constant.

3)	Annual payments are expected to continue into the foreseeable future at the amounts noted in the table.

4)	Capital leases include interest obligations of $0.6 million.

5)	Purchase obligations consist of purchase commitments for materials, supplies and machinery and equipment as part of the ordinary conduct of business. Purchase obligations with variable price provisions were determined assuming current market prices as of June 30, 2008 remain constant.

6)	Unrecognized tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. These amounts include interest of $3.7 million accrued related to such positions as of June 30, 2008. The amount included for 2009 is expected to be paid within the next twelve months. The remaining amount of unrecognized tax benefits is included in the ‘Thereafter’ column as we are not able to reasonably estimate the timing of potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Other Commercial Commitments	Total	2009	2010-2011	2012-2013	Thereafter

Standby letters of credit	$6,346	$1,512	$4,834	$—	$—
Guarantees	22,044	19,794	67	—	2,183

Total	$28,390	$21,306	$4,901	$—	$2,183

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
Cash Flow Provided by Operating Activities
During 2008, we generated $279.8 million in cash flow from operations, an increase of $80.8 million, compared to 2007. Cash flow provided by operating activities for 2008 consists of net income and non-cash items totaling $346.4 million, including $39.9 million of restructuring and asset impairment charges, offset somewhat by net changes in certain assets and liabilities of $66.6 million. Contributing to these changes were an increase in inventory of $34.0 million due primarily to higher raw material prices and initiatives to increase service levels, an increase in accounts receivable of $14.3 million and a decrease in accrued income taxes of $9.7 million.

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
Cash Flow Used for / Provided by Investing Activities
In 2008, net cash used for investing activities of $131.2 million included $163.5 million used for purchases of property, plant and equipment, which consisted primarily of equipment upgrades and geographical expansion, partially offset by proceeds from divestitures of $23.2 million and proceeds from the sale of investments in affiliated companies of $5.9 million.
We have projected our capital expenditures for 2009 to be approximately $155 million, which will be used primarily to invest in capacity, manufacturing capabilities and geographic expansion. We believe this level of capital spending is sufficient to maintain competitiveness and improve productivity.
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
Cash Flow Used for Financing Activities
In 2008, net cash used for financing activities was $125.7 million. This consisted primarily of $65.4 million for the repurchase of capital stock, a net decrease in borrowings of $38.1 million and $36.0 million of cash dividends paid to shareowners, partially offset by $14.8 million of dividend reinvestment and the effects of employee benefit and stock plans.
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
OFF-BALANCE SHEET ARRANGEMENTS We previously had an agreement with a financial institution whereby we were permitted to securitize, on a continuous basis, an undivided interest in a specific pool of our domestic trade accounts receivable. Pursuant to this agreement, we, and certain of our domestic subsidiaries, sold our domestic accounts receivable to Kennametal Receivables Corporation, a wholly-owned, bankruptcy-remote subsidiary. This agreement was discontinued in 2008.
The financial institutions charged us fees based on the level of accounts receivable securitized under this agreement and the commercial paper market rates plus the financial institutions’ cost to administer the program. The costs incurred under this program in 2008 and 2007 were immaterial. The costs incurred under this program in 2006 were $4.8 million and were accounted for as a component of other income, net.
At June 30, 2008 and 2007, there were no accounts receivable securitized under this program. In June 2006, total remittances of accounts receivable securitized reduced these amounts to zero. No additional accounts receivable were securitized after this reduction.
FINANCIAL CONDITION At June 30, 2008, total assets were $2,784.3 million having increased $178.1 million from $2,606.2 million at June 30, 2007. Total liabilities increased $10.8 million from $1,104.1 million at June 30, 2007 to $1,114.9 million at June 30, 2008.

Working capital was $630.7 million at June 30, 2008, an increase of $101.4 million or 19.2 percent from $529.3 million at June 30, 2007. The increase in working capital was primarily driven by an increase in inventory of $57.2 million and an increase in accounts receivable of $46.1 million. Foreign currency effects accounted for $34.3 million and $33.9 million of the increases in inventory and accounts receivable, respectively.
Property, plant and equipment, net increased $135.8 million from $614.0 million at June 30, 2007 to $749.8 million at June 30, 2008, primarily due to capital expenditures of $163.5 million related to machinery and equipment upgrades and geographic expansion, foreign currency effects of $38.8 million and the net impact of acquisitions and divestitures, partially offset by depreciation expense of $80.9 million.
At June 30, 2008, other assets were $882.6 million, a decrease of $93.1 million from $975.7 million at June 30, 2007. The decrease in other assets was primarily attributed to a decrease in other of $51.1 million due mostly to a reduction in pension assets and a reduction in goodwill of $22.8 million caused by a goodwill impairment charge.
Non-current liabilities decreased $23.3 million to $593.6 million at June 30, 2008 from $616.9 million at June 30, 2007 primarily due to a decrease in long-term debt and capital leases of $48.3 million offset somewhat by an increase in accrued income taxes of $17.2 million for uncertain tax positions related to the adoption of FIN 48 in 2008 and a $6.3 million increase in deferred income taxes.
Shareowners’ equity was $1,647.9 million at June 30, 2008, an increase of $163.4 million from $1,484.5 million in the prior year. The increase was primarily attributed to net income of $167.8 million, the effect of employee stock and benefit plan activity of $19.0 million and other comprehensive income of $80.4 million partially offset by repurchases of capital stock totaling $65.4 million and cash dividends of $36.0 million.
ENVIRONMENTAL MATTERS The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.
Superfund Sites We are involved as a PRP at various sites designated by the USEPA as Superfund sites. With respect to the Li Tungsten Superfund site in Glen Cove, New York, we remitted $0.9 million in 2008 to the DOJ as payment in full settlement for its claim against us for costs related to that site and reversed the remaining accrual of $0.1 million to operating expense. At June 30, 2007, we had an accrual of $1.0 million relative to this environmental issue.
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
Other Environmental Issues Additionally, we also maintain reserves for other potential environmental issues. At June 30, 2008 and 2007, the total of these accruals was $6.2 million and $6.1 million, respectively, and represents anticipated costs associated with the remediation of these issues. Cash payments of $1.0 million and $0.1 million were made against these reserves during 2008 and 2007, respectively. We recorded unfavorable foreign currency translation adjustments of $0.8 and $0.2 million during 2008 and 2007, respectively, related to these reserves. We also recorded additional reserves of $0.3 million during 2008. During 2006, we completed the remediation activities related to a site in India and reversed the remaining accrual of $1.0 million to operating expense.
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
EFFECTS OF INFLATION Despite modest inflation in recent years, rising costs, in particular the cost of certain raw materials, continue to affect our operations throughout the world. We strive to minimize the effects of inflation through cost containment, productivity improvements and price increases under competitive conditions.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, we make judgments and estimates about the amounts reflected in our financial statements. As part of our financial reporting process, our management collaborates to determine the necessary information on which to base our judgments and develops estimates used to prepare the financial statements. We use historical experience and available information to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of different facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in our financial statements. Our significant accounting policies are described in Note 2. We believe that the following discussion addresses our critical accounting policies.
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
We recognize revenue related to the sale of specialized assembled machines upon customer acceptance and installation, as installation is deemed essential to the functionality of a specialized assembled machine. Sales of specialized assembled machines were immaterial for 2008, 2007 and 2006.
Stock-based Compensation We recognize stock-based compensation expense for all stock options, restricted stock awards and restricted stock units over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service (substantive vesting period). We continue to follow the nominal vesting period approach for unvested awards granted prior to the adoption of Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share-Based Payment (revised 2004)” on July 1, 2005. We utilize the Black-Scholes valuation method to establish the fair value of all awards.
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
In the valuation of our pension and other postretirement and postemployment benefit liabilities, management utilizes various assumptions. We determine our discount rate based on an investment grade bond yield curve with a duration that approximates the benefit payment timing of each plan. This rate can fluctuate based on changes in investment grade bond yields. At June 30, 2008, a hypothetical 25 basis point increase or decrease in our discount rates would increase or decrease, respectively, our pre-tax income by approximately $1.0 million.
The long-term rate of return on plan assets is estimated based on an evaluation of historical returns for each asset category held by the plans, coupled with the current and short-term mix of the investment portfolio. The historical returns are adjusted for expected future market and economic changes. This return will fluctuate based on actual market returns and other economic factors.
The rate of future health care cost increases is based on historical claims and enrollment information projected over the next fiscal year and adjusted for administrative charges. This rate is expected to decrease until 2014. At June 30, 2008, a hypothetical 1 percent increase or decrease in our health care cost trend rates would decrease or increase our pre-tax income by $0.2 million.
Future compensation rates, withdrawal rates and participant retirement age are determined based on historical information. These assumptions are not expected to significantly change. Mortality rates are determined based on a review of published mortality tables.
We expect to contribute $7.2 million and $2.6 million to our pension and other postretirement benefit plans, respectively, in 2009.
Allowance for Doubtful Accounts We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the creditworthiness of our customers based on multiple sources of information and analyze additional factors such as our historical bad debt experience, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. This assessment requires significant judgment. If the financial condition of our customers was to deteriorate, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at June 30, 2008.
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
Income Taxes Realization of our deferred tax assets is primarily dependent on future taxable income, the timing and amount of which are uncertain in part due to the expected profitability of certain foreign subsidiaries. A valuation allowance is recognized if it is “more likely than not” that some or all of a deferred tax asset will not be realized. As of June 30, 2008, the deferred tax assets net of valuation allowances relate primarily to net operating loss carryforwards, accrued employee benefits and inventory reserves. In the event that we were to determine that we would not be able to realize our deferred tax assets in the future, an increase in the valuation allowance would be required.
NEW ACCOUNTING STANDARDS In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 expands the current disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 is effective for Kennametal beginning January 1, 2009. We are in the process of evaluating the provisions of SFAS 161 to determine the impact of adoption on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer accounts for business combinations and includes guidance for the recognition, measurement and disclosure of the identifiable assets acquired, the liabilities assumed and any noncontrolling or minority interest in the acquiree. It also provides guidance for the measurement of goodwill, the recognition of contingent consideration and the accounting for pre-acquisition gain and loss contingencies, as well as acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is to be applied prospectively and is effective for Kennametal beginning July 1, 2009. We are in the process of evaluating the provisions of SFAS 141(R) to determine the impact of adoption on our consolidated financial statements.

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
In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 was effective for Kennametal on July 1, 2008 and is to be applied on a prospective basis. The adoption of this EITF will not have a material impact on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to measure many financial instruments at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS 159 was effective for Kennametal as of July 1, 2008. We are in the process of evaluating the provisions of SFAS 159 to determine the impact of adoption on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures related to fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 was effective for Kennametal as of July 1, 2008 for financial assets and liabilities and as of July 1, 2009 for non-financial assets and liabilities. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. We are in the process of evaluating the impact of the provisions of SFAS 157 on our consolidated financial statements.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. As part of our financial risk management program, we use certain derivative financial instruments to manage these risks. We do not enter into derivative transactions for speculative purposes and therefore hold no derivative instruments for trading purposes. We use derivative financial instruments to dampen the effects of changes in foreign exchange rates on our consolidated results and to achieve our targeted mix of fixed and floating interest rates on outstanding debt. Our objective in managing foreign exchange exposures with derivative instruments is to reduce volatility for both earnings and cash flow, allowing us to focus more of our attention on business operations. With respect to interest rate management, these derivative instruments allow us to achieve our targeted fixed-to-floating interest rate mix as a separate decision from funding arrangements in the bank and public debt markets. We measure hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The ineffective portions are recorded in other income, net in the current period. See Notes 2 and 15 in our consolidated financial statements set forth in Item 8.
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
The following provides additional information on our use of derivative instruments. Included below is a sensitivity analysis that is based upon a hypothetical 10 percent weakening or strengthening in the U.S. dollar compared to the June 30, 2008 foreign currency rates and the effective interest rates under our current borrowing arrangements. We compared the contractual derivative and borrowing arrangements in effect at June 30, 2008 to the hypothetical foreign exchange or interest rates in the sensitivity analysis to determine the effect on interest expense, pre-tax income or accumulated other comprehensive income. Our analysis takes into consideration the different types of derivative instruments and the applicability of hedge accounting.

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
Our foreign exchange hedging program minimizes our exposure to foreign exchange rate movements. This exposure arises largely from anticipated cash flows from cross-border intercompany sales of products and services. This program utilizes range forwards and forward contracts primarily to sell foreign currency. The notional amounts of the contracts translated into U.S. dollars at June 30, 2008 and 2007 rates were $126.5 million and $135.4 million, respectively. We would have paid $0.3 million and $1.4 million at June 30, 2008 and 2007, respectively, to settle these contracts, which represent the fair value of these agreements. At June 30, 2008, a hypothetical 10 percent strengthening or weakening of the U.S. dollar would change accumulated other comprehensive income (loss), net of tax, by $4.8 million.
In addition, we may enter into forward contracts to hedge transaction exposures or significant cross-border intercompany loans by either purchasing or selling specified amounts of foreign currency at a specified date. At June 30, 2008 and 2007, we had several outstanding forward contracts to purchase and sell foreign currency, with notional amounts, translated into U.S. dollars at June 30, 2008 and 2007 rates, of $111.4 million and $63.7 million, respectively. At June 30, 2008, a hypothetical 10 percent change in the year-end exchange rates would result in an increase or decrease in pre-tax income of $8.8 million related to these positions.
Interest Rate Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We seek to manage our interest rate risk in order to balance our exposure between fixed and floating rates while attempting to minimize our borrowing costs. To achieve these objectives, we primarily use interest rate swap agreements to manage exposure to interest rate changes related to these borrowings. We had no such agreements in place at June 30, 2008. At June 30, 2007, we had interest rate swap agreements outstanding that effectively converted notional amounts $58.6 million of debt from floating to fixed interest rates. These agreements matured in 2008. We would have received $0.7 million at June 30, 2007 to settle these interest rate swap agreements, which represented the fair value of these agreements.
FAIR VALUE HEDGES Interest Rate As discussed above, our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We seek to manage this risk through the use of interest rate swap agreements. At June 30, 2008 and 2007, we had interest rate swap agreements outstanding that effectively convert a notional amount of $200.0 million of the Senior Unsecured Notes from fixed to variable interest rates. These agreements mature in June 2012.
DEBT AND NOTES PAYABLE At June 30, 2008 and 2007, we had $346.7 million and $366.8 million, respectively, of debt, including capital leases and notes payable outstanding. Effective interest rates as of June 30, 2008 and 2007 were 6.2 percent and 7.2 percent, respectively, including the effect of interest rate swaps. A hypothetical change of 10 percent in interest rates from June 30, 2008 levels would increase or decrease annual interest expense by approximately $1.0 million.
FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS Foreign currency exchange rate fluctuations have materially increased earnings in 2008 and 2007 and materially reduced earnings in 2006 as compared to the prior year periods. Foreign currency exchange rate fluctuations may have a material impact on future earnings in the short term and long term.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has conducted an assessment of the Company’s internal controls over financial reporting as of June 30, 2008 using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2008, based on criteria in Internal Control – Integrated Framework issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
MANAGEMENT’S CERTIFICATIONS
The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in October 2007, the Company’s Chief Executive Officer filed with the New York Stock Exchange (NYSE) the annual certification required to be furnished to the NYSE pursuant to Section 303A.12 of the NYSE Listed Company Manual. The certification confirmed that the Company’s Chief Executive Officer was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

Report of Independent Registered Public Accounting Firm
To the Shareowners of Kennametal Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kennametal Inc. and its subsidiaries (the Company) at June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes in 2008. As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans in 2007.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
August 13, 2008

CONSOLIDATED STATEMENTS OF INCOME

Year ended June 30 (in thousands, except per share data)	2008	2007	2006

Sales	$2,705,129	$2,385,493	$2,329,628
Cost of goods sold	1,781,889	1,543,931	1,497,462

Gross profit	923,240	841,562	832,166
Operating expense	605,004	554,634	579,907
Restructuring and asset impairment charges (Notes 2 and 14)	39,891	5,970	—
Loss (gain) on divestitures (Notes 2 and 4)	582	1,686	(229,886)
Amortization of intangibles	13,864	9,852	5,626

Operating income	263,899	269,420	476,519
Interest expense	31,728	29,141	31,019
Other income, net	(2,641)	(9,217)	(2,219)

Income from continuing operations before income taxes and minority interest expense	234,812	249,496	447,719
Provision for income taxes (Note 11)	64,057	70,469	172,902
Minority interest expense	2,980	2,185	2,566

Income from continuing operations	167,775	176,842	272,251
Loss from discontinued operations (Note 5)	—	(2,599)	(15,968)

Net income	$167,775	$174,243	$256,283

PER SHARE DATA (Note 2)
Basic earnings (loss)
Continuing operations	$2.18	$2.30	$3.54
Discontinued operations	—	(0.03)	(0.21)

	$2.18	$2.27	$3.33

Diluted earnings (loss)
Continuing operations	$2.15	$2.25	$3.44
Discontinued operations	—	(0.03)	(0.20)

	$2.15	$2.22	$3.24

Dividends per share	$0.47	$0.41	$0.38

Basic weighted average shares outstanding	76,811	76,788	76,864

Diluted weighted average shares outstanding	78,201	78,545	79,101

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of June 30 (in thousands, except per share data)	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$86,478	$50,433
Accounts receivable, less allowance for doubtful accounts of $18,473 and $17,031	512,794	466,690
Inventories (Note 7)	460,800	403,613
Deferred income taxes (Note 11)	53,330	51,837
Other current assets	38,584	43,929

Total current assets	1,151,986	1,016,502

Property, plant and equipment:
Land and buildings	375,128	334,899
Machinery and equipment	1,382,028	1,159,462
Less accumulated depreciation	(1,007,401)	(880,342)

Property, plant and equipment, net	749,755	614,019

Other assets:
Investments in affiliated companies	2,325	3,924
Goodwill (Note 2)	608,519	631,363
Intangible assets, less accumulated amortization of $42,010 and $26,332 (Note 2)	194,203	202,927
Deferred income taxes (Note 11)	25,021	33,880
Other	52,540	103,612

Total other assets	882,608	975,706

Total assets	$2,784,349	$2,606,227

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases (Note 9)	$813	$2,120
Notes payable to banks (Note 10)	32,787	3,310
Accounts payable	189,050	189,301
Accrued income taxes (Note 11)	28,102	49,542
Accrued vacation pay	40,255	36,537
Accrued payroll	81,384	67,957
Other current liabilities (Note 8)	148,920	138,470

Total current liabilities	521,311	487,237
Long-term debt and capital leases, less current maturities (Note 9)	313,052	361,399
Deferred income taxes (Note 11)	76,980	70,669
Accrued postretirement benefits (Note 12)	23,599	26,546
Accrued pension benefits (Note 12)	105,580	105,214
Accrued income taxes (Note 11)	17,213	—
Other liabilities	57,180	53,071

Total liabilities	1,114,915	1,104,136

Commitments and contingencies (Note 18)

Minority interest in consolidated subsidiaries	21,527	17,624

SHAREOWNERS’ EQUITY (Notes 2 and 20)
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 76,858 and 82,974 shares issued	96,076	103,722
Additional paid-in capital	468,169	655,086
Retained earnings	941,553	812,917
Treasury shares, at cost; 0 and 5,002 shares held	—	(148,932)
Accumulated other comprehensive income	142,109	61,674

Total shareowners’ equity	1,647,907	1,484,467

Total liabilities and shareowners’ equity	$2,784,349	$2,606,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

Year ended June 30 (in thousands)	2008	2007[a]	2006[a]

OPERATING ACTIVITIES
Net income	$167,775	$174,243	$256,283
Adjustments for non-cash items:
Depreciation	80,869	68,811	65,518
Amortization	13,864	9,852	5,626
Stock-based compensation expense	9,512	16,276	23,544
Restructuring and asset impairment charges (Notes 2, 5 and 14)	39,891	8,970	15,674
Loss (gain) on divestitures (Notes 4 and 5)	582	2,531	(202,052)
Deferred income tax provision	31,967	(8,938)	8,839
Other	1,945	(1,598)	303
Changes in certain assets and liabilities, excluding effects of acquisitions and divestitures:
Accounts receivable	(14,297)	(31,062)	(26,953)
Change in accounts receivable securitization	—	—	(109,786)
Inventories	(34,034)	(26,117)	(7,711)
Accounts payable and accrued liabilities	(4,792)	39,343	(85,354)
Accrued income taxes	(9,734)	(63,516)	73,062
Other	(3,762)	10,211	2,060

Net cash flow provided by operating activities	279,786	199,006	19,053

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(163,489)	(92,001)	(79,593)
Disposals of property, plant and equipment	2,839	3,455	2,961
Acquisitions of business assets, net of cash acquired	(2,968)	(246,496)	(31,373)
Proceeds from divestitures (Notes 4 and 5)	23,229	36,172	352,364
Purchase of subsidiary stock	—	—	(7,261)
Proceeds from sale of investments in affiliated companies	5,915	—	—
Other	3,233	(3,668)	2,230

Net cash flow (used for) provided by investing activities	(131,241)	(302,538)	239,328

FINANCING ACTIVITIES
Net increase (decrease) in notes payable	28,196	2,741	(43,207)
Net increase in short-term revolving and other lines of credit	—	—	(3,500)
Term debt borrowings	338,646	43,541	569,293
Term debt repayments	(404,904)	(99,576)	(539,042)
Purchase of capital stock	(65,429)	(41,401)	(93,015)
Dividend reinvestment and employee benefit and stock plans	14,811	50,914	75,774
Cash dividends paid to shareowners	(35,994)	(31,759)	(29,719)
Other	(1,031)	(7,181)	(2,614)

Net cash flow used for financing activities	(125,705)	(82,721)	(66,030)

Effect of exchange rate changes on cash and cash equivalents	13,205	2,710	1,595

CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	36,045	(183,543)	190,756
Cash and cash equivalents, beginning of year	50,433	233,976	43,220

Cash and cash equivalents, end of year	$86,478	$50,433	$233,976

[a]	Amounts presented include cash flows from discontinued operations.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY

	2008		2007		2006
Year ended June 30 (in thousands)	Shares	Amount	Shares	Amount	Shares	Amount

CAPITAL STOCK (Note 2)
Balance at beginning of year	82,974	$103,722	80,712	$100,896	76,484	$95,610
Dividend reinvestment	13	16	—	—	168	210
Capital stock issued under employee benefit and stock plans	649	806	2,262	2,826	4,060	5,076
Treasury share restoration (Note 20)	(6,456)	(8,066)	—	—	—	—
Purchase of capital stock	(322)	(402)	—	—	—	—

Balance at end of year	76,858	96,076	82,974	103,722	80,712	100,896

ADDITIONAL PAID-IN CAPITAL (Note 2)
Balance at beginning of year		655,086		587,951		502,559
SFAS 123 (R) reclassification adjustment		—		—		(12,687)
Dividend reinvestment		456		1,643		4,079
Capital stock issued under employee benefit and stock plans		24,362		65,492		94,000
Treasury share restoration (Note 20)		(202,484)		—		—
Purchase of capital stock		(9,251)		—		—

Balance at end of year		468,169		655,086		587,951

RETAINED EARNINGS
Balance at beginning of year		812,917		670,433		443,869
Net income		167,775		174,243		256,283
Cash dividends paid to shareowners		(35,994)		(31,759)		(29,719)
Impact of adoption of FIN48 (Note 11)		(3,145)		—		—

Balance at end of year		941,553		812,917		670,433

TREASURY SHARES, AT COST (Note 2)
Balance at beginning of year	(5,002)	(148,932)	(3,498)	(101,781)	(230)	(5,367)
Dividend reinvestment	10	315	266	6,050	—	—
Purchase of capital stock	(1,410)	(55,776)	(1,376)	(41,401)	(3,172)	(93,015)
Capital stock issued under employee benefit and stock plans	(54)	(6,157)	(394)	(11,800)	(96)	(3,399)
Treasury share restoration (Note 20)	6,456	210,550	—	—	—	—

Balance at end of year	—	—	(5,002)	(148,932)	(3,498)	(101,781)

UNEARNED COMPENSATION
Balance at beginning of year		—		—		(12,687)
SFAS 123 (R) reclassification adjustment		—		—		12,687

Balance at end of year		—		—		—

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of year		61,674		37,866		(51,122)

Reclassification of unrealized loss on investments, net of tax		—		—		450
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges, net of tax		2,412		1,035		(104)
Reclassification of unrealized gain on expired derivatives, net of tax		(2,452)		(1,682)		(38)
Net unrecognized pension and other postretirement benefit losses, net of tax		(21,393)		—		—
Reclassification of net unrecognized pension and other postemployment benefit losses, net of tax		3,249		—		—
Minimum pension liability adjustment, net of tax		—		8,348		67,720
Foreign currency translation adjustments, net of tax		98,619		46,739		20,960

Other comprehensive income, net of tax		80,435		54,440		88,988
Impact of adoption of SFAS 158, net of tax		—		(30,632)		—

Balance at end of year		142,109		61,674		37,866

Total shareowners’ equity, June 30		$1,647,907		$1,484,467		$1,295,365

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF OPERATIONS
Kennametal Inc. is a leading global manufacturer and supplier of tooling, engineered components and advanced materials consumed in production processes. We believe that our reputation for manufacturing excellence as well as our technological expertise and innovation in our principal products has helped us achieve a leading market presence in our primary markets. We believe that we are the second largest global provider of metalcutting tools and tooling systems. End users of our products include metalworking manufacturers and suppliers in the aerospace, automotive, machine tool, light machinery and heavy machinery industries, as well as manufacturers and suppliers in the highway construction, coal mining, quarrying and oil and gas exploration and production industries. Our end users’ products include items ranging from airframes to coal, medical implants to oil wells and turbochargers to motorcycle parts.
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
CAPITAL STOCK SPLIT On October 23, 2007, the Board of Directors approved a two-for-one capital stock split in the form of a capital stock dividend, which was distributed after the close of trading on December 18, 2007 to all shareowners of record as of the close of business on December 4, 2007. The stated par value of each share was not changed from $1.25. The related issuance of 41.7 million additional shares resulted in a $52.1 million transfer from additional paid-in-capital to capital stock. All share and per share amounts as well as the balance sheet accounts for capital stock and additional paid-in capital in these consolidated financial statements retroactively reflect the effect of this capital stock split.
CASH AND CASH EQUIVALENTS Cash investments having original maturities of three months or less are considered cash equivalents. Cash equivalents principally consist of investments in money market funds at June 30, 2008.
ACCOUNTS RECEIVABLE Accounts receivable from affiliates were immaterial at June 30, 2008 and 2007. We market our products to a diverse customer base throughout the world. Trade credit is extended based upon periodically updated evaluations of each customer’s ability to satisfy its obligations. We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Accounts receivable reserves are determined based upon an aging of accounts and a review of specific accounts.
INVENTORIES Inventories are stated at the lower of cost or market. We use the last-in, first-out (LIFO) method for determining the cost of a significant portion of our United States (U.S.) inventories. The cost of the remainder of our inventories is determined under the first-in, first-out or average cost methods. When market conditions indicate an excess of carrying costs over market value, a lower-of-cost-or-market provision is recorded. Excess and obsolete inventory reserves are established based upon our evaluation of the quantity of inventory on hand relative to demand. The excess and obsolete inventory reserve at June 30, 2008 and 2007 was $61.5 million and $59.7 million, respectively.

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
Depreciation for financial reporting purposes is computed using the straight-line method over the following estimated useful lives: building and improvements over 15-40 years; machinery and equipment over 4-15 years; furniture and fixtures over 5-10 years and computer hardware and software over 3-5 years.
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
GOODWILL AND INTANGIBLE ASSETS Goodwill represents the excess of cost over the fair value of acquired companies. Goodwill and intangible assets with indefinite lives are tested at least annually for impairment. We perform our annual impairment tests during the June quarter in connection with our planning process unless there are impairment indicators that warrant a test prior to that.
The carrying amount of goodwill attributable to each segment at June 30 is as follows:

		Acquisitions/
(in thousands)	2007	Divestitures	Impairment	Adjustments	Translation	2008

MSSG	$282,670	$(4,394)	$—	$(12,058)	$15,969	$282,187
AMSG	348,693	—	(35,000)	6,196	6,443	326,332

Total	$631,363	$(4,394)	$(35,000)	$(5,862)	$22,412	$608,519

(in thousands)	2006	Acquisitions	Impairment	Adjustments	Translation	2007

MSSG	$201,258	$63,815	$—	$10,542	$7,055	$282,670
AMSG	298,744	48,989	—	—	960	348,693

Total	$500,002	$112,804	$—	$10,542	$8,015	$631,363

During 2008, we completed purchase price allocations for two 2008 acquisitions resulting in additional Metalworking Solutions & Services Group (MSSG) goodwill of $1.1 million. We also completed the divestitures of two MSSG non-core businesses that resulted in a reduction in MSSG goodwill of $5.5 million.
The operating performance of our surface finishing machines and services business was lower than expected in 2008. The earnings forecast for the next five years was revised as a result of this decline in operating performance and a further weakness in markets served by this business, specifically in North America and the automotive sector. As a result, the tangible and intangible assets of this business were tested for impairment during 2008 and we recorded a related $35.0 million Advanced Materials Solutions Group (AMSG) goodwill impairment charge. As of June 30, 2008, the remaining carrying value of goodwill related to this business was $39.4 million. The fair value of this business was estimated using a combination of a present value technique and a valuation technique based on multiples of earnings and revenue.
During 2008, we completed purchase price allocations for three 2007 acquisitions resulting in a $9.6 million reduction in MSSG goodwill and a $6.2 million increase in AMSG goodwill. In 2008, we released a deferred tax valuation allowance of $2.5 million, which was established as a result of the acquisition of the Widia Group in 2003, and recognized a corresponding reduction in MSSG goodwill.

During 2007, we completed five business acquisitions (2007 Business Acquisitions). We completed three acquisitions in our AMSG segment for a combined net purchase price of $165.7 million, which generated AMSG goodwill of $55.1 million of which $22.5 million is deductible for income tax purposes. We completed two acquisitions in our MSSG segment for a net purchase price of $95.4 million, including an additional payment of euro 12.0 million, which will be paid in 2011. The MSSG acquisitions generated goodwill of $54.2 million of which $26.6 million is deductible for income tax purposes. In connection with the MSSG acquisitions, we expect to pay approximately euro 4 million and $13 million in 2011 as contingent consideration associated with continued employment. This contingent consideration is being recognized as compensation expense over the periods earned.
Also during 2007, we recorded a $10.5 million adjustment to goodwill to correct deferred tax liabilities related to our acquisition of the Widia Group in 2003.
The components of our intangible assets were as follows as of June 30:

	Estimated	2008		2007
	Useful Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Amount	Amortization

Contract-based	4 to 15	$6,237	$(4,469)	$6,498	$(4,008)
Technology-based and other	4 to 15	41,461	(16,850)	49,305	(10,541)
Customer-related	5 to 20	109,387	(16,233)	97,810	(9,567)
Unpatented technology	30	19,725	(2,955)	19,381	(1,956)
Trademarks	5 to 10	5,788	(1,503)	6,511	(260)
Trademarks	Indefinite	53,615	—	49,754	—

Total		$236,213	$(42,010)	$229,259	$(26,332)

In 2008, we completed purchase price allocations for three 2007 acquisitions and two 2008 acquisitions. As a result, Technology-based and other decreased $10.6 million, Customer-related increased $9.2 million, Contract-based decreased $1.2 million and Trademarks decreased $1.1 million. The 2008 divestiture of two non-core businesses resulted in a $1.5 million reduction in Customer-related intangible assets. Also during 2008, foreign currency effects contributed to an increase of $10.1 million in net intangible assets and we recorded $13.9 million in amortization expense.
As a result of the 2007 Business Acquisitions, we recorded $98.3 million of identifiable intangible assets based on the applicable purchase price allocations as follows: Customer-related of $54.8 million, Technology-based and other of $34.7 million, Trademarks of $6.3 million and Contract-based of $2.4 million.
We continue to review our marketing strategies related to all of our brands. During 2007, we completed our strategic analysis and plan for our Widia brand. As a key element of our channel and brand strategy, we decided to leverage the strength of this brand to accelerate growth in the distribution market. Since demand in the distribution market is mostly for standard products and to further our relationship with our Widia distributors, we furthermore decided to migrate direct sales of Widia custom solutions products to the Kennametal brand. As a result and in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we recorded a $6.0 million asset impairment charge related to our MSSG Widia trademark. The remaining balance of this trademark was $21.9 million as of June 30, 2007 and has an indefinite life.
Amortization expense for intangible assets was $13.9 million, $9.9 million and $5.6 million for 2008, 2007 and 2006, respectively. Estimated amortization expense for 2009 through 2013 is $12.9 million, $12.2 million, $11.2 million, $10.6 million and $10.1 million, respectively.
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
For purposes of determining the number of dilutive shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options and restricted stock awards by 1.4 million, 1.8 million and 2.2 million shares in 2008, 2007 and 2006, respectively. Unexercised capital stock options of 0.5 million, 0.5 million and 1.0 million shares at June 30, 2008, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore their inclusion would have been anti-dilutive. See disclosure of our 2008 capital stock split within this note.
REVENUE RECOGNITION We recognize revenue upon shipment of our products and assembled machines. Our general conditions of sale explicitly state that the delivery of our products and assembled machines is F.O.B. shipping point and that title and all risks of loss and damage pass to the buyer upon delivery of the sold products or assembled machines to the common carrier.
Our general conditions of sale explicitly state that acceptance of the conditions of shipment are considered to have occurred unless written notice of objection is received by Kennametal within 10 calendar days of the date specified on the invoice. We do not ship products or assembled machines unless we have documentation from our customers authorizing shipment. Our products are consumed by our customers in the manufacture of their products. Historically, we have experienced very low levels of returned products and assembled machines and do not consider the effect of returned products and assembled machines to be material. We have recorded an estimated returned goods allowance to provide for any potential returns.
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
We recognize revenue related to the sale of specialized assembled machines upon customer acceptance and installation, as installation is deemed essential to the functionality of a specialized assembled machine. Sales of specialized assembled machines were immaterial for 2008, 2007 and 2006.
STOCK-BASED COMPENSATION We recognize stock-based compensation expense for all stock options, restricted stock awards and restricted stock units over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service (substantive vesting period). We continue to follow the nominal vesting period approach for unvested awards granted prior to the adoption of SFAS No. 123(R), “Share-Based Payment (revised 2004)” (SFAS 123(R)) on July 1, 2005. We utilize the Black-Scholes valuation method to establish the fair value of all awards.
Capital stock options are granted to eligible employees at fair market value at the date of grant. Capital stock options are exercisable under specified conditions for up to 10 years from the date of grant. The aggregate number of shares available for issuance under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended (2002 Plan) is 7,500,000. See disclosure of our 2008 capital stock split within this note. Under the provisions of the 2002 Plan, participants may deliver our stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair value of shares delivered during 2008 was $1.0 million. In addition to stock option grants, the 2002 Plan permits the award of restricted stock to directors, officers and key employees.

RESEARCH AND DEVELOPMENT COSTS Research and development costs of $32.6 million, $28.8 million and $26.1 million in 2008, 2007 and 2006, respectively, were expensed as incurred. These costs are included in operating expense in the consolidated statements of income.
SHIPPING AND HANDLING FEES AND COSTS All fees billed to customers for shipping and handling are classified as a component of net sales. All costs associated with shipping and handling are classified as a component of cost of goods sold.
INCOME TAXES Deferred income taxes are recognized based on the future income tax effects (using enacted tax laws and rates) of differences in the carrying amounts of assets and liabilities for financial reporting and tax purposes. A valuation allowance is recognized if it is “more likely than not” that some or all of a deferred tax asset will not be realized. The valuation allowance was $46.7 million and $45.2 million at June 30, 2008 and 2007, respectively (see Note 11).
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
CASH FLOW HEDGES Currencies Forward contracts and range forward contracts (a transaction where both a put option is purchased and a call option is sold), designated as cash flow hedges, hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive income (loss), net of tax, and are recognized as a component of other income, net when the underlying sale of products or services are recognized into earnings. Expense recognized in 2008, 2007 and 2006 related to hedge ineffectiveness was immaterial. The time value component of the fair value of range forwards is excluded from the assessment of hedge effectiveness. Assuming market rates remain constant with the rates at June 30, 2008, we expect to recognize into earnings in the next 12 months losses on outstanding derivatives of $1.5 million.
Interest Rates Floating-to-fixed interest rate swap agreements, designated as cash flow hedges, are entered into from time to time to hedge our exposure to interest rate changes on a portion of our floating rate debt. These interest rate swap agreements convert a portion of our floating rate debt to fixed rate debt. We record the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to accumulated other comprehensive income (loss), net of tax. We had no such agreements at June 30, 2008. As of June 30, 2007, we had interest rate swap agreements to convert $58.6 million of our floating rate debt to fixed rate debt. As of June 30, 2007, we recorded a gain of $0.5 million on these contracts, which was recorded in other comprehensive income, net of tax. The contracts required periodic settlement; the difference between the amounts to be received and paid under interest rate swap agreements was recognized in interest expense.
FAIR VALUE HEDGES Interest Rates Fixed-to-floating interest rate swap agreements, designated as fair value hedges, hedge our exposure to fair value fluctuations on a portion of our fixed rate 10-year Senior Unsecured Notes due to changes in the overall interest rate environment. These interest rate swap agreements convert a portion of our fixed rate debt to floating rate debt. We have interest rate swap agreements, which mature in 2012, to convert $200.0 million of our fixed rate debt to floating rate debt. These contracts require periodic settlement; the difference between amounts to be received and paid under the interest rate swap agreements is recognized in interest expense. As of June 30, 2008 and 2007, we recorded a gain of $0.7 million and a loss of $10.8 million, respectively, related to these contracts. We record the gain or loss on these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to the carrying value of the Senior Unsecured Notes. Any gain or loss resulting from changes in the fair value of these contracts offset the corresponding gains or losses from changes in the fair values of the Senior Unsecured Notes. As a result, changes in the fair value of these contracts had no net impact on current year earnings.
FOREIGN CURRENCY TRANSLATION Assets and liabilities of international operations are translated into U.S. dollars using year-end exchange rates, while revenues and expenses are translated at average exchange rates throughout the year. The resulting net translation adjustments are recorded as a component of accumulated other comprehensive income (loss). The local currency is the functional currency of most of our locations. Losses from foreign currency transactions included in other income, net were $6.3 million, $1.9 million and $1.6 million for 2008, 2007 and 2006, respectively.

NEW ACCOUNTING STANDARDS In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 expands the current disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 is effective for Kennametal beginning January 1, 2009. We are in the process of evaluating the provisions of SFAS 161 to determine the impact of adoption on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer accounts for business combinations and includes guidance for the recognition, measurement and disclosure of the identifiable assets acquired, the liabilities assumed and any noncontrolling or minority interest in the acquiree. It also provides guidance for the measurement of goodwill, the recognition of contingent consideration and the accounting for pre-acquisition gain and loss contingencies, as well as acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is to be applied prospectively and is effective for Kennametal beginning July 1, 2009. We are in the process of evaluating the provisions of SFAS 141(R) to determine the impact of adoption on our consolidated financial statements.
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
In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 was effective for Kennametal on July 1, 2008 and is to be applied on a prospective basis. The adoption of this EITF will not have a material impact on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to measure many financial instruments at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS 159 was effective for Kennametal as of July 1, 2008. We are in the process of evaluating the provisions of SFAS 159 to determine the impact of adoption on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures related to fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 was effective for Kennametal as of July 1, 2008 for financial assets and liabilities and as of July 1, 2009 for non-financial assets and liabilities. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. We are in the process of evaluating the impact of the provisions of SFAS 157 on our consolidated financial statements.
NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION

Year Ended June 30, (in thousands)	2008	2007	2006

Cash paid during the year for:
Interest	$30,648	$27,875	$29,880
Income taxes	38,699	127,468	58,998

Supplemental disclosure of non-cash information:
Contribution of stock to employees’ defined contribution benefit plans	—	5,579	8,528
Change in fair value of interest rate swaps	(11,557)	(3,348)	14,380
Changes in accounts payable related to purchases of property, plant and equipment	(1,700)	6,400	8,100

NOTE 4 — ACQUISITIONS AND DIVESTITURES
During 2008, we made two small acquisitions in Europe, within our MSSG segment, for a combined net purchase price of $4.0 million. Also during 2008, we divested two small, non-core businesses from our MSSG segment, one in the U.S. and one in Europe. Combined cash proceeds received were $20.2 million and we recognized a combined loss on divestiture of $0.6 million.
Effective June 12, 2006, we divested our United Kingdom (U.K.) — based high-speed steel business (Presto) for net proceeds of $1.5 million as a part of our strategy to exit non-core businesses. This divestiture resulted in a pre-tax loss of $9.4 million. Included in the loss was a $7.3 million inventory charge reported in cost of goods sold. This business was a part of the MSSG segment. Cash flows of this component that were retained were deemed significant in relation to prior cash flows of the disposed component. The sale agreement included a three-year supply agreement that management deemed to be both quantitatively and qualitatively material to the overall operations of the disposed component and constituted significant continuing involvement. As such, the results of operations of Presto prior to the divestiture were reported in continuing operations.
Effective June 1, 2006, we divested J&L Industrial Supply (J&L) for net proceeds of $359.2 million, of which $9.7 million and $349.5 million was received in 2007 and 2006, respectively, as a part of our strategy to exit non-core businesses. During 2006, we recognized a pre-tax gain of $233.9 million. The inventory-related portion of this gain amounting to $1.9 million was recorded in cost of goods sold. During 2006, we also recognized $6.4 million of divestiture-related charges in our Corporate segment that were included in operating expense. Cash flows of this component that were retained were deemed significant in relation to prior cash flows of the disposed component. The sale agreement included a five-year supply agreement and a two-year private label agreement. Management deemed these agreements to be both quantitatively and qualitatively material to the overall operations of the disposed component and constituted significant continuing involvement. As such, J&L results prior to the divestiture were reported in continuing operations. During 2007, we also recognized a pre-tax loss of $1.6 million related to a post-closing adjustment.
NOTE 5 — DISCONTINUED OPERATIONS
During 2006, our Board of Directors and management approved plans to divest our Kemmer Praezision Electronics business (Electronics) and our consumer retail product line, including industrial saw blades (CPG) as a part of our strategy to exit non-core businesses. These divestitures were accounted for as discontinued operations.
The divestiture of Electronics, which was part of the AMSG segment, was completed in two separate transactions. The first transaction closed during 2006. The second transaction closed during 2007. During 2006, we recognized a pre-tax loss of $22.0 million, including an $8.8 million inventory-related charge. During 2007, we recognized a pre-tax gain on divestiture of $0.1 million to adjust the related net assets to fair value. Also during 2007, management completed its assessment of the future use of a building owned and previously used by Electronics, but not divested. We concluded that we had no future economic use for the facility. As a result, we wrote the building down to fair value and recognized a pre-tax impairment charge of $3.0 million during 2007.
The divestiture of CPG, which was part of the MSSG segment, closed during 2007 for net consideration of $31.0 million. We have received the full net proceeds of which $3.0 million, $26.5 million and $1.5 million were received during 2008, 2007 and 2006, respectively. During 2006, we recognized a pre-tax goodwill impairment charge of $5.0 million related to CPG based primarily on a discounted cash flow analysis. During 2006, we also recognized an additional pre-tax goodwill impairment charge of $10.7 million based on the expected proceeds from the sale of the business and a pre-tax loss on divestiture of $0.5 million. These charges were not deductible for income tax purposes. Also included in discontinued operations was a $13.7 million tax benefit recorded during 2006 reflecting a deferred tax asset related to tax deductions that were realized as a result of the divestiture. During 2007, we recognized an additional pre-tax loss on divesture of $1.0 million related to post-closing adjustments.
The following represents the results of discontinued operations for the years ended June 30:

(in thousands)	2007	2006

Sales	$15,034	$89,987

Loss from discontinued operations before income taxes	$(2,464)	$(35,711)
Income tax (benefit) expense	135	(19,743)

Loss from discontinued operations	$(2,599)	$(15,968)

NOTE 6 — ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
We previously had an agreement with a financial institution whereby we were permitted to securitize, on a continuous basis, an undivided interest in a specific pool of our domestic trade accounts receivable. Pursuant to this agreement, we, and certain of our domestic subsidiaries, sold our domestic accounts receivable to Kennametal Receivables Corporation, a wholly-owned, bankruptcy-remote subsidiary. This agreement was discontinued in 2008.
The financial institutions charged us fees based on the level of accounts receivable securitized under this agreement and the commercial paper market rates plus the financial institutions’ cost to administer the program. The costs incurred under this program in 2008 and 2007 were immaterial. The costs incurred under this program in 2006 were $4.8 million, and were accounted for as a component of other income, net.
At June 30, 2008 and 2007, there were no accounts receivable securitized under this program. In June 2006, total remittances of accounts receivable securitized reduced these amounts to zero. No additional accounts receivable were securitized after this reduction.
Cash flows related to our securitization program represented remittances of previously securitized receivables and proceeds from the securitization of new receivables. Collections and sales occurred on a daily basis. As a result, net cash flows varied based on the ending balance of receivables securitized. The net repayments of accounts receivable securitization for the year ended June 30, 2006 were $109.8 million.
NOTE 7 — INVENTORIES
Inventories consisted of the following at June 30:

(in thousands)	2008	2007

Finished goods	$288,188	$234,828
Work in process and powder blends	176,680	161,815
Raw materials and supplies	75,999	72,941

Inventories at current cost	540,867	469,584
Less: LIFO valuation	(80,067)	(65,971)

Total inventories	$460,800	$403,613

We used the LIFO method of valuing our inventories for approximately 48 percent and 50 percent of total inventories at June 30, 2008 and 2007, respectively.
NOTE 8 — OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following at June 30:

(in thousands)	2008	2007

Accrued employee benefits	$48,330	$46,291
Payroll, state and local taxes	4,687	8,370
Accrued interest expense	612	1,157
Accrued restructuring expense (Note 14)	4,950	—
Other	90,341	82,652

Total other current liabilities	$148,920	$138,470

NOTE 9 — LONG-TERM DEBT AND CAPITAL LEASES
Long-term debt and capital lease obligations consisted of the following at June 30:

(in thousands)	2008	2007

7.20% Senior Unsecured Notes due 2012 net of discount of $0.4 million and $0.6 million for 2008 and 2007, respectively. Also including interest rate swap adjustments of $8.5 million and ($1.4) million in 2008 and 2007, respectively	$308,057	$298,076

Credit Agreement:
U.S. Dollar-denominated borrowings, 5.7% in 2007, due 2011	—	25,000
Euro-denominated borrowings, 4.5% in 2007, due 2011	—	33,618

Total credit agreement borrowing	—	58,618

Capital leases with terms expiring through 2015 and 4.1% to 6.0% in 2008 and 4.4% to 11.4% in 2007	5,259	6,097
Other	549	728

Total debt and capital leases	313,865	363,519

Less current maturities:
Long-term debt	(148)	(189)
Capital leases	(665)	(1,931)

Total current maturities	(813)	(2,120)

Long-term debt and capital leases, less current maturities	$313,052	$361,399

Senior Unsecured Notes On June 19, 2002, we issued $300.0 million of 7.2 percent Senior Unsecured Notes due 2012 (Senior Unsecured Notes). These notes were issued at 99.629 percent of the face amount and yielded $294.3 million of net proceeds after related financing fees. The proceeds of this debt issuance were utilized to repay senior bank indebtedness. Interest is payable semi-annually on June 15th and December 15th of each year. The Senior Unsecured Notes contain covenants that restrict our ability to create liens, enter into sale-leaseback transactions or certain consolidations or mergers, or sell all or substantially all of our assets. We have interest rate swap agreements with a notional amount of $200.0 million and a maturity date of June 2012. As of June 30, 2008 and 2007, we recorded an asset of $0.7 million and a liability of $10.8 million, respectively, related to these contracts. We record the gain or loss on these contracts in the balance sheet, with the offset to the carrying value of the Senior Unsecured Notes.
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
The 2006 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We had the ability to borrow under the agreement, or otherwise incur additional debt of up to $1.2 billion as of June 30, 2008 and remain in compliance with the maximum leverage ratio financial covenant.
Borrowings under the 2006 Credit Agreement are guaranteed by our significant domestic subsidiaries.
Future principal maturities of long-term debt are $0.2 million, $0.1 million, $0.1 million, $308.2 million and $0.1 million, respectively, in 2009 through 2013.

Future minimum lease payments under capital leases for the next five years and thereafter in total are as follows:

(in thousands)

2009	$871
2010	2,914
2011	379
2012	375
2013	376
After 2013	960

Total future minimum lease payments	5,875
Less amount representing interest	(616)

Amount recognized as capital lease obligations	$5,259

Our collateralized debt at June 30, 2008 and 2007 was comprised of industrial revenue bond obligations of $0.4 million and $0.5 million, respectively, and the capitalized lease obligations of $5.3 million and $6.1 million, respectively. The underlying assets collateralize these obligations.
NOTE 10 — NOTES PAYABLE AND LINES OF CREDIT
Notes payable to banks of $32.8 million and $3.3 million at June 30, 2008 and 2007, respectively, represent short-term borrowings under credit lines with commercial banks. These credit lines, translated into U.S. dollars at June 30, 2008 exchange rates, totaled $250.3 million at June 30, 2008, of which $217.5 million was unused. The weighted average interest rate for notes payable and lines of credit was 4.8 percent and 2.5 percent at June 30, 2008 and 2007, respectively.
NOTE 11 — INCOME TAXES
Income from continuing operations before income taxes and minority interest expense and the provision for income taxes consisted of the following for the years ended June 30:

(in thousands)	2008	2007	2006

Income from continuing operations before income taxes and minority interest expense:
United States	$9,700	$86,758	$382,495
International	225,112	162,738	65,224

Total income from continuing operations before income taxes and minority interest expense:	$234,812	$249,496	$447,719

Current income taxes:
Federal	$421	$37,793	$96,210
State	516	812	15,942
International	31,153	40,802	38,737

Total current income taxes	32,090	79,407	150,889
Deferred income taxes	31,967	(8,938)	22,013

Provision for income taxes	$64,057	$70,469	$172,902

Effective tax rate	27.3%	28.2%	38.6%

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes was as follows for the years ended June 30:

(in thousands)	2008	2007	2006

Income taxes at U.S. statutory rate	$82,184	$87,324	$156,702
State income taxes, net of federal tax benefits	2,359	472	11,276
Combined tax effects of international income	(33,502)	(17,335)	8,387
Change in valuation allowance and other tax contingencies	1,057	5,226	(14,873)
Divestiture of J&L	—	—	12,123
Impact of goodwill impairment charge	12,250	—	—
Research and development credit	(984)	(3,908)	(1,371)
Other	693	(1,310)	658

Provision for income taxes	$64,057	$70,469	$172,902

During 2008, we recorded a goodwill impairment charge related to our surface finishing machines and services businesses for which there was no tax benefit. The federal effect of this permanent difference is included in the income tax reconciliation table under the caption “Impact of goodwill impairment charge.”
During 2008, the German government enacted a tax reform bill that included a reduction of its corporate income tax rate. As a result, we adjusted the balance of our net deferred tax assets in Germany for the effect of this change in tax rate, which increased deferred tax expense by $6.6 million. The effect of this tax expense is included in the income tax reconciliation table under the caption “Combined tax effects of international income.”
During 2008, we made a change in our determination with respect to cumulative undistributed earnings of international subsidiaries and affiliates whereby we now consider unremitted previously taxed income of our international subsidiaries to not be permanently reinvested. As a result of this change, we accrued an income tax liability of $3.0 million. Of this amount, $2.1 million decreased accumulated other comprehensive income and $0.9 million increased tax expense. The effect on tax expense is included in the income tax reconciliation table under the caption “Combined tax effects of international income.”
During 2007, we recorded a tax charge of $8.1 million related to tax contingencies in Europe. The effect of this tax expense is included in the income tax reconciliation table under the caption “Change in valuation allowance and other tax contingencies.”
During 2007, we recorded a valuation allowance adjustment of $2.7 million, which reduced income tax expense. This valuation allowance adjustment reflects a change in circumstances that caused a change in judgment about the realizability of deferred tax assets related to net operating loss carryforwards for state income tax purposes. The effect of this tax benefit is included in the income tax reconciliation table under the caption “Change in valuation allowance and other tax contingencies.”
During 2006, we repatriated $88.8 million under the American Jobs Creation Act of 2004, which provided for a special one-time tax deduction of 85.0 percent of foreign earnings that were repatriated to the United States. This repatriation resulted in income tax expense of $11.2 million, the federal effect of which is included in the income tax reconciliation table under the caption “Combined tax effects of international income.”
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

The components of net deferred tax assets and liabilities were as follows at June 30:

(in thousands)	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$67,822	$70,047
Inventory valuation and reserves	23,673	25,879
Pension benefits	4,016	—
Other postretirement benefits	12,551	12,992
Accrued employee benefits	27,978	23,181
Other accrued liabilities	8,968	12,797
Hedging activities	19,902	13,527
Other	60	9,270

Total	164,970	167,693
Valuation allowance	(46,650)	(45,150)

Total deferred tax assets	$118,320	$122,543

Deferred tax liabilities:
Tax depreciation in excess of book	$78,141	$62,361
Pension benefits	—	6,451
Intangible assets	43,010	42,991

Total deferred tax liabilities	$121,151	$111,803

Total net deferred tax (liabilities) assets	$(2,831)	$10,740

Included in deferred tax assets at June 30, 2008 were unrealized tax benefits totaling $67.8 million related to net operating loss carryforwards for foreign and state income tax purposes. Of that amount, $7.0 million expire through June 2013, $6.0 million expire through 2018, $3.7 million expire through 2023, $5.4 million expire through 2028, and the remaining $45.7 million do not expire. The realization of these tax benefits is primarily dependent on future taxable income in these jurisdictions.
A valuation allowance of $46.7 million has been placed against deferred tax assets in Europe, China, Hong Kong, Mexico, Brazil and the U.S. Of this amount, $46.6 million would be allocated to income tax expense and $0.1 million would be allocated to goodwill upon realization of these tax benefits. In 2008, the valuation allowance related to these deferred tax assets increased $1.5 million.
As the respective operations generate sufficient income, the valuation allowances will be partially or fully reversed at such time we believe it will be more likely than not that the deferred tax assets will be realized.
As of June 30, 2008, the unremitted earnings of our non-U.S. subsidiaries and affiliates that have not been previously taxed in the U.S. are determined to be permanently reinvested, and accordingly, no deferred tax liability has been recorded in connection therewith. It is not practical to estimate the income tax effect that might be incurred if earnings not previously taxed in the U.S. were remitted to the United States.
Effective July 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48). The adoption of FIN 48 had the following impacts on our consolidated balance sheet: a $0.3 million increase in current deferred tax assets, a $0.6 million increase in non-current deferred tax assets, a $14.1 million decrease in current accrued income taxes, a $1.7 million decrease in non-current deferred tax liabilities, a $20.0 million increase in non-current accrued income taxes and a $3.1 million decrease in retained earnings. As of the adoption date, we had $20.3 million of unrecognized tax benefits.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest) is as follows as of June 30:

(in thousands)	2008

Balance at beginning of year	$20,306
Increases for tax positions of prior years	4,182
Decreases for tax positions of prior years	(619)
Increases for tax positions related to the current year	338

Balance at end of year	$24,207

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $21.3 million as of June 30, 2008.
Our policy is to recognize interest and penalties related to income taxes as a component of the provision for income taxes in the consolidated statement of income. During 2008, we accrued $1.4 million of interest. As of June 30, 2008, the amount of interest accrued was $3.7 million.
With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2001. The Internal Revenue Service has audited all U.S. tax years prior to 2005 and has begun its examination of 2005 and 2006. Various state and foreign jurisdiction tax authorities are in the process of examining our income tax returns for various tax years ranging from 2001 to 2006. We continue to execute and expand our pan-European business model. As a result of this and other matters, we continuously review our uncertain tax positions and evaluate any potential issues that may lead to an increase or decrease in the total amount of unrecognized tax benefits recorded. We believe that it is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $7.0 million to $8.0 million within the next twelve months as a result of the progression of various federal, state and foreign audits in process.
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
Additionally, we maintain a Supplemental Executive Retirement Plan (SERP) and a 2006 Executive Retirement Plan (ERP) for various executives. The liability associated with these plans is also included in the pension disclosures below. On July 26, 2006, the SERP was amended and the ERP was established. Participants in the SERP who reached the age of 56 by December 31, 2006 are “grandfathered” under the SERP and will continue to accrue benefits in accordance with the provisions of the SERP. These SERP “grandfathered” participants are not eligible to participate in the ERP. Participants in the SERP who did not reach the age of 56 by December 31, 2006 were eligible to either retain their accrued benefits under the SERP, frozen as of July 31, 2006, or participate in the ERP with respect to future as well as prior service. The SERP plan is closed to new participants. Eligible officers hired after July 31, 2006 may participate in the ERP, regardless of age. Neither the amendment to the SERP nor the establishment of the ERP had a material impact on our consolidated financial statements.
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
In 2008 the Company approved the conversion of a U.K.-based defined benefit pension plan to a defined contribution plan. This conversion resulted in a curtailment loss of $1.7 million for 2008 which was recognized in operating expense. Also in 2008, we recognized a curtailment loss of $0.4 million for one of our U.S.-based defined benefit pension plans resulting from a plant closure of which $0.2 million was recognized in cost of goods sold and $0.2 million was recognized in operating expense.
As a result of the J&L divestiture, we recorded the impact on our RIP Plan and OPEB plan during 2006. The impact of this divestiture was not considered a curtailment of the plan because the reduction in future service years of plan participants was not material. The result of the J&L divestiture was a gain of $0.2 million included in the RIP Plan and a benefit of $0.2 million included in the OPEB plan, which were recognized in operating expense.
We use a June 30 measurement date for all of our plans.

Defined Benefit Pension Plans
The funded status of our pension plans and amounts recognized in the consolidated balance sheets as of June 30 were as follows:

(in thousands)	2008	2007

Change in benefit obligation:
Benefit obligation, beginning of year	$670,696	$659,754
Service cost	10,024	9,934
Interest cost	39,900	37,920
Participant contributions	661	687
Actuarial gains	(32,697)	(16,696)
Benefits and expenses paid	(34,444)	(29,625)
Foreign currency translation adjustment	14,604	14,188
Plan amendments	1,447	(5,466)
Plan curtailments	(3,632)	—

Benefit obligation, end of year	$666,559	$670,696

Change in plan assets:
Fair value of plan assets, beginning of year	$642,718	$581,558
Actual return on plan assets	(19,552)	74,825
Company contributions	6,058	5,244
Participant contributions	661	687
Benefits and expenses paid	(34,444)	(29,625)
Foreign currency translation adjustments	303	10,029

Fair value of plan assets, end of year	$595,744	$642,718

Funded status of plan	$(70,815)	$(27,978)

Amounts recognized in the balance sheet consist of:
Long-term prepaid benefit	$41,516	$82,505
Short-term accrued benefit obligation	(6,751)	(5,269)
Accrued pension benefits	(105,580)	(105,214)

Net amount recognized	$(70,815)	$(27,978)

We adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 123(R)” (SFAS 158) on June 30, 2007, which required us to record the funded status of our defined benefit pension plans in the balance sheet. The adoption of SFAS 158 in 2007 for our defined benefit pension plans resulted in a $1.0 million reduction in intangible assets, a $0.3 million increase in long-term deferred tax assets, a $39.1 million reduction in other long-term assets, a $5.5 million increase in other current liabilities, a $10.5 million reduction in long-term deferred tax liabilities, a $2.6 million reduction in accrued pension benefits and a $32.2 million reduction in accumulated other comprehensive income.
The pre-tax amounts related to our defined benefit pension plans recognized in accumulated other comprehensive income were as follows at June 30:

(in thousands)	2008	2007

Unrecognized net actuarial losses	$86,102	$55,472
Unrecognized net prior service credits	(2,963)	(2,834)
Unrecognized transition obligations	1,750	2,369

Total	$84,889	$55,007

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

The accumulated benefit obligation for all defined benefit pension plans was $646.4 million and $642.9 million as of June 30, 2008 and 2007, respectively.
Included in the above information are pension plans with accumulated benefit obligations exceeding the fair value of plan assets as of June 30 as follows:

(in thousands)	2008	2007

Projected benefit obligation	$112,331	$110,484
Accumulated benefit obligation	111,281	107,907
Fair value of plan assets	—	—

The components of net periodic pension cost include the following as of June 30:

(in thousands)	2008	2007	2006

Service cost	$10,024	$9,934	$11,715
Interest cost	39,900	37,920	34,259
Expected return on plan assets	(49,241)	(45,097)	(38,026)
Amortization of transition obligations	166	153	107
Amortization of prior service (credit) cost	(41)	(9)	853
Effect of divestiture	—	—	12
Curtailment loss	2,078	—	—
Recognition of actuarial losses	2,255	5,779	13,925

Net periodic pension cost	$5,141	$8,680	$22,845

Net periodic pension cost decreased $3.6 million to $5.1 million in 2008 from $8.7 million in 2007. This decrease was primarily the result of an increase in plan assets and increases in discount rates used to determine our net periodic pension cost for our international plans partially offset by the impact of the curtailment charges previously discussed. See disclosure of discount rate assumptions within this note.
Net periodic pension cost decreased $14.1 million to $8.7 million in 2007 from $22.8 million in 2006. The primary driver of this change was a reduction of recognized actuarial losses of $8.1 million and an increase in the expected return on pension assets of $7.1 million. The decrease in actuarial losses was due to increases in the discount rates used to determine the net periodic pension costs for all of our pension plans. See disclosure of discount rate assumptions within this Note.
As of June 30, 2008, the projected benefit payments including future service accruals for these plans for 2009 through 2013 is $34.5 million, $36.9 million, $38.5 million, $40.8 million and $43.1 million, respectively and $245.1 million in 2014 through 2018.
The amounts of accumulated other comprehensive loss expected to be recognized in net periodic pension cost during 2009 related to net actuarial losses and transition obligations are $2.0 million and $0.1 million, respectively. The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost during 2009 related to prior service credit is $0.2 million.
Our defined benefit pension plans’ asset allocations as of June 30, 2008 and 2007 and target allocations for 2009, by asset class, were as follows:

			Target %
	2008	2007	2009

Equity	44%	62%	43%
Fixed Income	54%	38%	53%
Other	2%	—	4%

The primary objective of the pension plans’ investment policies is to ensure that sufficient assets are available to provide the benefit obligations at the time the obligations come due. Investment management practices must comply with ERISA and all applicable regulations and rulings thereof.

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
During 2008, the Company adjusted its overall investment strategy for the assets of its U.S. defined benefit pension plans. In order to reduce the volatility of the funded status of these plans and to meet the obligations at an acceptable cost over the long term, the Company implemented a liability driven investment (LDI) strategy. This LDI strategy entails modifying the asset allocation and duration of the assets of the plans to more closely match the liability profile of these plans. The asset reallocation involves increasing the fixed income allocation, reducing the equity component and adding alternative investments, such as hedge funds. Longer duration interest rate swaps have been added in order to increase the overall duration of the asset portfolio to more closely match the liabilities.
We expect to contribute $7.2 million to our pension plans in 2009.
Other Postretirement Benefit Plans
The funded status of our other postretirement benefit plans and the related amounts recognized in the consolidated balance sheets were as follows:

(in thousands)	2008	2007

Change in benefit obligation:
Benefit obligation, beginning of year	$29,047	$28,166
Service cost	533	533
Interest cost	1,734	1,679
Actuarial (gain) loss	(1,262)	2,252
Effect of divestiture	—	—
Benefits paid	(3,916)	(3,583)

Benefit obligation, end of year	$26,136	$29,047

Funded status of plan	$(26,136)	$(29,047)

Amounts recognized in the balance sheet consist of:
Short-term accrued benefit obligation	(2,537)	$(2,501)
Accrued postretirement benefits	(23,599)	(26,546)

Net amount recognized	$(26,136)	$(29,047)

We adopted SFAS 158 on June 30, 2007, which required us to record the funded status of our other postretirement benefit plans in the balance sheet. The adoption of SFAS 158 in 2007 for our other postretirement benefit plans resulted in a $2.5 million increase in other current liabilities, a $1.0 million increase in long-term deferred tax liabilities, a $5.1 million reduction in accrued postretirement benefits and a $1.6 million increase in accumulated other comprehensive income.
The pre-tax amounts related to our OPEB plans which were recognized in accumulated other comprehensive income were as follows at June 30:

(in thousands)	2008	2007

Unrecognized net actuarial losses	$(3,370)	$(2,634)
Unrecognized net prior service cost	77	125

Total	$(3,293)	$(2,509)

The components of net periodic other postretirement cost (benefit) include the following for the years ended June 30:

(in thousands)	2008	2007	2006

Service cost	$533	$533	$834
Interest cost	1,734	1,679	1,744
Amortization of prior service cost (credit)	47	47	(3,432)
Recognition of actuarial gains	(525)	(1,465)	(851)
Effect of divestiture	—	—	(184)

Net periodic other postretirement benefit cost	$1,789	$794	$(1,889)

As of June 30, 2008, the projected benefit payments including future service accruals for our other postretirement benefit plans for 2009 through 2013 is $2.9 million, $3.0 million, $3.0 million, $2.9 million and $2.8 million, respectively and $12.9 million in 2014 through 2018.
The amounts of accumulated other comprehensive income expected to be recognized in net periodic other postretirement benefit cost during 2009 related to net actuarial gains are $0.1 million, and are immaterial for prior service cost.
We expect to contribute $2.6 million to our postretirement benefit plans in 2009.
Assumptions
The significant actuarial assumptions used to determine the present value of net benefit obligations for our defined benefit pension plans and other postretirement benefit plans were as follows:

	2008	2007	2006

Discount Rate:
U.S. plans	6.8%	6.3%	6.3%
International plans	6.3-6.8%	5.3 -5.8%	4.8 -5.8%
Rates of future salary increases:
U.S. plans	3.0-5.0%	3.0 -5.0%	3.0 -5.0%
International plans	3.5-4.0%	3.5 - 4.5%	3.5 - 4.3%

The significant assumptions used to determine the net periodic costs (benefits) for our pension and other postretirement benefit plans were as follows:

	2008	2007	2006

Discount Rate:
U.S. plans	6.3%	6.3%	5.3%
International plans	5.3 -5.8%	4.8 -5.8%	4.0 -5.3%
Rates of future salary increases:
U.S. plans	3.0 -5.0%	3.0 -5.0%	2.5 -5.0%
International plans	3.5 -4.5%	3.5 - 4.3%	3.0 - 4.0%
Rate of return on plans assets:
U.S. plans	8.3%	8.3%	8.5%
International plans	7.5%	7.1%	6.7%

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
The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for our postretirement benefit plans was as follows:

	2008	2007	2006

Health care costs trend rate assumed for next year	8.7%	9.5%	9.0%
Rate to which the cost trend rate gradually declines	5.0%	5.0%	5.0%
Year that the rate reaches the rate at which it is assumed to remain	2014	2014	2010

Assumed health care cost trend rates have a significant effect on the cost components and obligation for the health care plans. A change of one percentage point in the assumed health care cost trend rates would have the following effects on the total service and interest cost components of our other postretirement cost and other postretirement benefit obligation at June 30, 2008:

(in thousands)	1% Increase	1% Decrease

Effect on total service and interest cost components	$188	$(160)
Effect on other postretirement obligation	1,303	(1,142)

Defined Contribution Plans
We also sponsor several defined contribution retirement plans. Costs for defined contribution plans were $27.5 million, $26.0 million and $26.6 million in 2008, 2007 and 2006, respectively. Effective October 1, 1999, company contributions to U.S. defined contribution plans were made primarily in our capital stock. During 2007, an amendment was made to our U.S. defined contribution plan whereby employer contributions are invested in the same investment fund elections that the employee has elected for their pre-tax or after-tax contributions. The 2007 issuance of capital stock up to the amendment date was 95,945 shares with a market value of $5.6 million. Issuance of capital stock in 2006 was 160,538 shares with a market value of $8.5 million.
NOTE 13 — COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Years ended June 30 (in thousands)	2008	2007	2006

Net income	$167,775	$174,243	$256,283
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges, net of income tax expense of $1.5 million in 2008 and $0.6 million in 2007 and income tax benefit of $0.1 million in 2006	2,412	1,035	(104)
Reclassification of unrealized (gain) loss on expired derivatives, net of income tax expense of $1.5 million in 2008 and $1.0 million in 2007	(2,452)	(1,682)	(38)
Reclassification of unrealized loss on investments, net of income tax benefit of $0.3 million in 2006	—	—	450
Unrecognized net pension and other postretirement benefit losses, net of income tax benefit of $11.0 million in 2008	(21,393)	—	—
Reclassification of net pension and other postretirement benefit losses, net of income tax benefit of $0.7 million in 2008	3,249	—	—
Minimum pension liability adjustment, net of income tax expense of $5.5 million in 2007 and $35.7 million in 2006	—	8,348	67,720
Foreign currency translation adjustments, net of income tax expense of $60.9 million, $28.9 million and $13.0 million, respectively	98,619	46,739	20,960

Comprehensive income	$248,210	$228,683	$345,271

The components of accumulated other comprehensive income consist of the following at June 30 (in thousands):

2008	Pre-tax	Tax	After-tax

Unrealized loss on derivatives designated and qualified as cash flow hedges	$(2,782)	$1,057	$(1,725)
Unrecognized net actuarial losses	(80,485)	24,341	(56,144)
Unrecognized net prior service credit	2,891	(1,099)	1,792
Unrecognized transition obligation	(1,751)	(176)	(1,927)
Foreign currency translation adjustments	270,182	(70,069)	200,113

Total accumulated other comprehensive income	$188,055	$(45,946)	$142,109

2007	Pre-tax	Tax	After-tax

Unrealized loss on derivatives designated and qualified as cash flow hedges	$(2,717)	$1,032	$(1,685)
Unrecognized net actuarial losses	(52,838)	15,582	(37,256)
Unrecognized net prior service credit	2,709	(1,029)	1,680
Unrecognized transition obligation	(2,369)	(190)	(2,559)
Foreign currency translation adjustments	111,127	(9,633)	101,494

Total accumulated other comprehensive income	$55,912	$5,762	$61,674

NOTE 14 — RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
Restructuring
During 2008, we announced our intent to implement restructuring actions to further our ability to achieve our long-term goals for margin expansion and earnings growth as well as reduce costs and improve efficiency in our operations. Consistent with this announcement, we initiated actions in 2008 related to facility rationalizations and employment reductions as well as the conversion of an international defined benefit pension plan to a defined contribution plan. These and other restructuring actions are expected to be completed over the next nine to fifteen months. Total related charges are expected to be in the range of $40 million to $50 million of which approximately 90 percent are expected to be cash expenditures. Annual ongoing benefits from these actions, once fully implemented, are expected to be in the range of $20 million to $25 million.
In conjunction with this program, we recorded an asset write-down related to inventory of $1.2 million that will be disposed of as a result of the restructuring program. This charge was included in cost of goods sold.
The restructuring accrual attributable to each segment at June 30 is as follows:

			Asset	Cash
(in thousands)	2007	Expense	Write-down	Expenditures	Translation	2008

MSSG
Severance	$—	$3,026	$—	$(1)	$45	$3,070
Other	—	128	—	—	3	131

Total MSSG	—	3,154	—	(1)	48	3,201

AMSG
Severance	—	1,736	—	—	13	1,749
Facilities	—	1,212	(1,212)	—	—	—

Total AMSG	—	2,948	(1,212)	—	13	1,749

Total	$—	$6,102	$(1,212)	$(1)	$61	$4,950

Cash expenditures related to the 2008 actions are expected to be completed within the next twelve months.
Asset impairment
See discussion of our 2008 AMSG goodwill impairment charge in Note 2 under the caption “Goodwill and Intangible Assets.”
See discussion of our 2007 MSSG Widia trademark impairment charge in Note 2 under the caption “Goodwill and Intangible Assets.”
In 2006, we did not incur any restructuring or impairment charges with respect to our continuing operations.
NOTE 15 — FINANCIAL INSTRUMENTS
The methods used to estimate the fair value of our financial instruments are as follows:
Cash and Equivalents, Current Maturities of Long-Term Debt and Notes Payable to Banks The carrying amounts approximate their fair value because of the short maturity of the instruments.
Long-Term Debt Fixed rate debt had a fair market value of $315.9 million and $313.7 million at June 30, 2008 and 2007, respectively. The fair value is determined based on the quoted market price of this debt as of June 30.
Foreign Exchange Contracts The notional amount of outstanding foreign exchange contracts, translated at current exchange rates, was $126.5 million and $135.4 million at June 30, 2008 and 2007, respectively. We would have paid $0.3 million and $1.4 million at June 30, 2008 and 2007, respectively, to settle these contracts, representing the fair value of these agreements. The carrying value equaled the fair value for these contracts at June 30, 2008 and 2007. Fair value was estimated based on quoted market prices of comparable instruments.

Interest Rate Swap Agreements At June 30, 2007, we had interest rate swap agreements outstanding that effectively converted a notional amount of $58.6 million of debt from floating to fixed interest rates. We would have received $0.7 million at June 30, 2007 to settle these interest rate swap agreements, which represented the fair value of these agreements.
We also have interest rate swap agreements, which mature in 2012, to convert $200.0 million of our fixed rate debt to floating rate debt. As of June 30, 2008 and 2007, we recorded an asset of $0.7 million and a liability of $10.8 million, respectively, related to these contracts. The carrying value equals the fair value for the interest rate swap agreements at June 30, 2008 and 2007. Fair value was estimated based on the mark-to-market value of the contracts, which closely approximates the amount that we would receive or pay to terminate the agreements at year-end.
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
We are exposed to counterparty credit risk for nonperformance of derivatives and, in the unlikely event of nonperformance, to market risk for changes in interest and currency rates, as well as settlement risk. We manage exposure to counterparty credit risk through credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. We do not anticipate nonperformance by any of the counterparties. As of June 30, 2008 and 2007, we had no significant concentrations of credit risk.
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
Tax benefits relating to excess stock-based compensation deductions are presented in the statement of cash flow as financing cash inflows. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $3.2 million, $6.9 million and $11.7 million in 2008, 2007 and 2006, respectively.
The assumptions used in our Black-Scholes valuation related to grants made during 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Risk-free interest rate	4.4%	4.9%	4.1%
Expected life (years) (1)	4.5	4.5	5.0
Expected volatility (2)	23.6%	22.4%	24.8%
Expected dividend yield	1.4%	1.4%	1.6%

1)	Expected life is derived from historical experience.

2)	Expected volatility is based on the implied historical volatility of our capital stock.
Changes in our capital stock options for 2008 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average Exercise	Remaining Life	Intrinsic value
2008	Options	Price	(years)	(in thousands)

Options outstanding, June 30, 2007	3,205,434	$22.35
Granted	539,451	39.17
Exercised	(466,354)	23.00
Lapsed and forfeited	(130,317)	29.30

Options outstanding, June 30, 2008	3,148,214	$24.87	6.4	$27,574

Options vested and expected to vest, June 30, 2008	3,086,718	$24.67	6.3	$27,417

Options exercisable, June 30, 2008	1,778,282	$19.84	5.1	$22,611

Weighted average fair value of options granted during 2008, 2007 and 2006 was $9.37, $6.54, and $6.28, respectively. Fair value of options vested during 2008, 2007 and 2006 was $3.6 million, $5.2 million, and $7.3 million, respectively.
The amount of cash received from the exercise of capital stock options during 2008, 2007 and 2006 was $9.7 million, $33.8 million, and $54.5 million, respectively. The related tax benefit was $2.4 million, $6.7 million, and $11.8 million for 2008, 2007 and 2006, respectively. The total intrinsic value of capital stock options exercised during 2008, 2007 and 2006 was $8.3 million, $21.7 million, and $34.3 million, respectively. During 2008, 2007 and 2006, compensation expense related to capital stock options was $3.5 million, $4.6 million and $8.3 million, respectively. As of June 30, 2008, the total unrecognized compensation cost related to capital stock options outstanding was $5.0 million and is expected to be recognized over a weighted average period of 2.4 years.
Changes in our restricted stock for 2008 were as follows:

		Weighted
		Average Fair
2008	Shares	Value

Unvested restricted stock, June 30, 2007	579,082	$25.12
Granted	214,399	38.87
Vested	(269,038)	23.96
Lapsed and forfeited	(37,852)	28.82

Unvested restricted stock, June 30, 2008	486,591	$31.55

During 2008 and 2007, compensation expense related to restricted stock awards was $4.6 million and $6.1 million, respectively. As of June 30, 2008, the total unrecognized compensation cost related to unvested restricted stock was $8.2 million and is expected to be recognized over a weighted average period of 2.5 years.
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
The assumptions used in our valuation of the EPS-based portion of the awards granted under the Program during 2008 were as follows:

2008

Expected quarterly dividend per share	$0.12
Risk-free interest rate	3.3%

Changes in the EPS performance stock units for 2008 were as follows:

		Weighted
		Average Fair
	Stock Units	Value

Unvested EPS performance stock units, June 30, 2007	—	$—
Granted	531,435	37.45

Unvested EPS performance stock units, June 30, 2008	531,435	$37.45

As of June 30, 2008, we assumed that 45.0 percent of the EPS performance stock units will vest.
The assumptions used in our lattice model valuation for the TSR-based portion of the awards granted during 2008 were as follows:

2008

Expected volatility	24.1%
Expected dividend yield	1.2%
Risk-free interest rate	3.3%

Changes in the TSR performance stock units for 2008 were as follows:

		Weighted
		Average Fair
	Stock Units	Value

Unvested TSR performance stock units, June 30, 2007	—	$—
Granted	286,149	9.20

Unvested TSR performance stock units, June 30, 2008	286,149	$9.20

During 2008, compensation expense related to the Program’s stock units was $1.4 million. As of June 30, 2008, the total unrecognized compensation cost related to unvested stock units was $7.9 million and is expected to be recognized over a weighted average period of 3.3 years.
NOTE 17 — ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.
Superfund Sites We are involved as a potentially responsible party (PRP) at various sites designated by the United States Environmental Protection Agency (USEPA) as Superfund sites. With respect to the Li Tungsten Superfund site in Glen Cove, New York, we remitted $0.9 million in 2008 to the Department of Justice as payment in full settlement for its claim against us for costs related to that site and reversed the remaining accrual of $0.1 million to operating expense. At June 30, 2007, we had an accrual of $1.0 million recorded relative to this environmental issue.
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
Other Environmental Issues Additionally, we also maintain reserves for other potential environmental issues. At June 30, 2008 and 2007 the total of these accruals was $6.2 million and $6.1 million, respectively, and represents anticipated costs associated with the remediation of these issues. Cash payments of $1.0 million and $0.1 million were made against these reserves during 2008 and 2007, respectively. We recorded unfavorable foreign currency translation adjustments of $0.8 million and $0.2 million during 2008 and 2007, respectively, related to these reserves. We also recorded additional reserves of $0.3 million during 2008. During 2006, we completed the remediation activities related to a site in India and reversed the remaining accrual of $1.0 million to operating expense. The reserves we have established for environmental liabilities represent our best current estimate of the costs of addressing all identified environmental situations, based on our review of currently available evidence, and take into consideration our prior experience in remediation and that of other companies, as well as public information released by the USEPA, other governmental agencies, and by the PRP groups in which we are participating. Although the reserves currently appear to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and we can give no assurance that our estimate of any environmental liability will not increase or decrease in the future. The reserved and unreserved liabilities for all environmental concerns could change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs and the involvement of and direction taken by the government on these matters.
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
Lease Commitments We lease a wide variety of facilities and equipment under operating leases, primarily for warehouses, production and office facilities and equipment. Lease expense under these rentals amounted to $30.5 million, $27.7 million, and $31.7 million in 2008, 2007 and 2006, respectively. Future minimum lease payments for non-cancelable operating leases are $22.4 million, $15.8 million, $8.1 million, $4.4 million and $2.3 million for the years 2009 through 2013 and $26.3 million thereafter.
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
Related Party Transactions Sales to affiliated companies were immaterial in 2008 and $12.1 million and $18.0 million in 2007 and 2006, respectively. We do not have any other related party transactions that affect our operations, results of operations, cash flow or financial condition.
NOTE 19 — RIGHTS PLAN
Our shareowner rights plan provided for the distribution to shareowners of one-half of a stock purchase right for each share of capital stock held as of September 5, 2000. See Note 2 for disclosure of our 2008 capital stock split. Each right entitles a shareowner to buy 1/100th of a share of a new series of preferred stock at a price of $120 (subject to adjustment). The rights are exercisable only if a person or group of persons acquires or intends to make a tender offer for 20 percent or more of our capital stock. If any person acquires 20 percent of the capital stock, each right will entitle the other shareowners to receive that number of shares of capital stock having a market value of two times the exercise price. If we are acquired in a merger or other business combination, each right will entitle the shareowners to purchase at the exercise price that number of shares of the acquiring company having a market value of two times the exercise price. The rights will expire on November 2, 2010 and are subject to redemption at $0.01 per right.
NOTE 20 — TREASURY SHARE RESTORATION
Effective January 22, 2008, our Board of Directors (the Board) resolved to restore all of the Company’s treasury shares as of such date to unissued capital stock. The resolution also provided that, unless the Board resolves otherwise, any and all additional shares of capital stock acquired by the Company after such date shall automatically be restored to unissued capital stock. Restoration of treasury shares was recorded as a reduction to capital stock of $8.1 million and additional paid-in capital of $202.5 million.
NOTE 21 — SEGMENT DATA
We previously operated three global business units consisting of MSSG, AMSG and J&L, and Corporate. In 2006, we divested J&L. The presentation of segment information reflects the manner in which we organize segments for making operating decisions and assessing performance.
Intersegment sales are accounted for at arm’s-length prices, reflecting prevailing market conditions within the various geographic areas. Such sales and associated costs are eliminated in our consolidated financial statements.
Sales to a single customer did not aggregate 10 percent or more of total sales in 2008, 2007 or 2006. Export sales from U.S. operations to unaffiliated customers were $113.6 million, $129.1 million, and $88.0 million in 2008, 2007 and 2006, respectively.
METALWORKING SOLUTIONS & SERVICES GROUP In the MSSG segment, we provide consumable metalcutting tools and tooling systems to manufacturing companies in a wide range of industries throughout the world. Metalcutting operations include turning, boring, threading, grooving, milling and drilling. Our tooling systems consist of a steel toolholder and a cutting tool such as an indexable insert or drill made from cemented tungsten carbides, ceramics, cermets, high-speed steel or other hard materials. We also provide solutions to our customers’ metalcutting needs through engineering services aimed at improving their competitiveness. Engineering services include field sales engineers identifying products and engineering designs of products to meet customer needs, which are recognized as selling expenses.

In 2006, we divested CPG. We have presented the operations of this business as discontinued operations for all periods presented. As such, the following segment data excludes the results of this business for all periods presented.
ADVANCED MATERIALS SOLUTIONS GROUP In the AMSG segment, the principal business is the production and sale of cemented tungsten carbide products used in mining, highway construction and engineered applications requiring wear and corrosion resistance, including compacts and other similar applications. These products have technical commonality to our metalworking products. Additionally, we manufacture and market engineered components with a proprietary metal cladding technology as well as other hard materials. These products include radial bearings used for directional drilling for oil and gas, extruder barrels used by plastics manufacturers and food processors and numerous other engineered components to service a wide variety of industrial markets. We also sell metallurgical powders to manufacturers of cemented tungsten carbide products, and we provide application-specific component design services and on-site application support services, which are recognized as selling expenses. Lastly, we provide our customers with engineered component process technology and materials, which focus on component deburring, polishing and producing controlled radii.
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
Segment data is summarized as follows:

(in thousands)	2008	2007	2006

External sales:
MSSG	$1,789,859	$1,577,234	$1,401,777
AMSG	915,270	808,259	676,556
J&L	—	—	251,295

Total external sales	$2,705,129	$2,385,493	$2,329,628

Intersegment sales:
MSSG	$174,004	$135,502	$186,024
AMSG	39,131	42,881	38,509
J&L	—	—	797

Total intersegment sales	$213,135	$178,383	$225,330

Total sales:
MSSG	$1,963,863	$1,712,736	$1,587,801
AMSG	954,401	851,140	715,065
J&L	—	—	252,092

Total sales	$2,918,264	$2,563,876	$2,554,958

Operating income (loss):
MSSG	$260,744	$221,387	$197,525
AMSG	83,925	131,323	121,058
J&L	—	—	260,894
Corporate	(80,770)	(83,290)	(102,958)

Operating income:	263,899	269,420	476,519
Interest expense	31,728	29,141	31,019
Other income, net	(2,641)	(9,217)	(2,219)

Income from continuing operations before income taxes and minority interest expense	$234,812	$249,496	$447,719

Segment data (continued):

(in thousands)	2008	2007	2006

Depreciation and amortization
MSSG	$62,574	$50,110	$45,920
AMSG	23,762	20,217	14,634
J&L	—	—	1,598
Corporate	8,397	8,336	8,992

Total depreciation and amortization	$94,733	$78,663	$71,144

Equity income:
MSSG	$196	$2,638	$1,878
AMSG	30	185	96

Total equity income	$226	$2,823	$1,974

Total assets:
MSSG	$1,586,731	$1,493,891	$1,301,649
AMSG	932,110	894,886	691,484
Corporate	265,508	217,450	442,139

Total assets	$2,784,349	$2,606,227	$2,435,272

Capital expenditures:
MSSG	$131,171	$60,246	$57,702
AMSG	26,794	23,459	12,793
J&L	—	—	2,368
Corporate	5,524	8,296	6,730

Total capital expenditures	$163,489	$92,001	$79,593

Investments in affiliated companies:
MSSG	$408	$2,480	$16,493
AMSG	1,917	1,444	1,220

Total investments in affiliated companies	$2,325	$3,924	$17,713

Geographic information for sales, based on country of origin, and assets is as follows:

(in thousands)	2008	2007	2006

External sales:
United States	$1,174,003	$1,134,752	$1,239,449
Germany	519,622	441,660	380,810
Asia	323,398	252,764	209,143
United Kingdom	85,696	76,475	97,024
Canada	87,434	83,047	75,362
Other	514,976	396,795	327,840

Total external sales	$2,705,129	$2,385,493	$2,329,628

Total assets:
United States	$1,269,774	$1,343,430	$1,375,826
Germany	455,302	389,933	380,272
Asia	342,317	273,715	206,985
United Kingdom	66,391	73,334	61,773
Canada	43,319	42,722	28,193
Other	607,246	483,093	382,223

Total assets:	$2,784,349	$2,606,227	$2,435,272

NOTE 22 — SELECTED QUARTERLY FINANCIAL DATA (unaudited)

For the quarter ended (in thousands, except per share data)	September 30	December 31	March 31	June 30

2008
Sales	$615,076	$647,423	$689,669	$752,961
Gross profit	212,091	220,938	237,866	252,345
Income from continuing operations (a)	34,879	50,146	23,170	59,580
Net income (a)	34,879	50,146	23,170	59,580
Basic earnings per share (b) (c)
Continuing operations	0.45	0.65	0.30	0.78
Net income	0.45	0.65	0.30	0.78
Diluted earnings per share (b) (c)
Continuing operations	0.44	0.64	0.30	0.77
Net income	0.44	0.64	0.30	0.77

2007
Sales	$542,811	$569,321	$615,884	$657,477
Gross profit	187,031	198,150	220,838	235,543
Income from continuing operations	29,454	33,557	51,738	62,093
Net income	30,361	30,051	51,738	62,093
Basic earnings per share (b) (c)
Continuing operations	0.39	0.44	0.67	0.80
Net income	0.40	0.39	0.67	0.80
Diluted earnings per share (b) (c)
Continuing operations	0.38	0.43	0.66	0.79
Net income	0.39	0.38	0.66	0.79

a)	Income from continuing operations and net income for the quarter ended March 31, 2008 include a goodwill impairment charge of $35.0 million. For the quarter ended June 30, 2008, income from continuing operations and net income include restructuring charges of $4.9 million.

b)	Earnings per share amounts for each quarter are computed using the weighted average number of shares outstanding during the quarter. Earnings per share amounts for the full year are computed using the weighted average number of shares outstanding during the year. Thus, the sum of the four quarters’ earnings per share does not always equal the full-year earnings per share.

c)	Per share amounts have been restated to reflect the Company’s 2-for-1 stock split completed in December 2007. See Note 2 for additional information.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance at June 30, 2008 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
(b) Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting is included in Item 8 of this Form 10-K.
(c) Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of Kennametal’s internal control over financial reporting as of June 30, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this Form 10-K.
(d) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B — OTHER INFORMATION
None.

Part III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding the executive officers of Kennametal Inc. is as follows: Name, Age and Position, Experience During Past Five Years (1).
Carlos M. Cardoso, 50
Chairman of the Board, President and Chief Executive Officer
Chairman of the Board of Directors since January 2008; President and Chief Executive Officer since January 2006; Executive Vice President and Chief Operating Officer from January 2005 to December 2005; Vice President and President, Metalworking Solutions and Services Group from April 2003 to December 2004. Formerly, President, Pump Division, Flowserve Corporation (a manufacturer / provider of flow management products and services) from August 2001 to March 2003; Vice President and General Manager, Engine Systems and Accessories, of Honeywell International, Inc. (a diversified technology and manufacturing company, formerly Allied Signal, Inc.) from March 1999 to August 2001.
Paul J. DeMand, 43
Vice President and President Metalworking Solutions & Services Group
Vice President and President Metalworking Solutions & Services Group since July 2008. Formerly, Senior Vice President/Division Head of the Industrial Products Group at Johnson Electric, Ltd., Hong Kong ( a manufacturer of engineered components and motion systems) from September 2003 to April 2008; Vice President of Solectron Corporation (an electronic manufacturing services company) from May 2001 to September 2003.
David W. Greenfield, 58
Vice President, Secretary and General Counsel
Vice President, Secretary and General Counsel since October 2001. Formerly, member, Buchanan Ingersoll & Rooney PC (attorneys-at-law) from July 2000 to September 2001.
William Y. Hsu, 60
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
John H. Jacko, Jr., 51
Vice President and Chief Marketing Officer
Vice President and Chief Marketing Officer since July 2008; Vice President Corporate Strategy and MSSG Global Marketing from March 2007 to July 2008. Formerly, Vice President, Chief Marketing Officer at Flowserve Corporation (a manufacturer / provider of flow management products and services) from November 2002 to February 2007.
Lawrence J. Lanza, 59
Vice President and Treasurer
Vice President since October 2006; Treasurer since July 2003; Assistant Treasurer and Director of Treasury Services from April 1999 to July 2003.
James E. Morrison, 57
Vice President Mergers and Acquisitions
Vice President since 1994; Vice President, Mergers and Acquisitions since July 2003; Treasurer from 1987 to 2003.
Wayne D. Moser, 55
Vice President Finance and Corporate Controller
Vice President Finance and Corporate Controller since December 2006; Chief Financial Officer - Europe from August 2005 to December 2006; Director, European Strategic Initiatives from November 2004 to July 2005; General Manager, Industrial Products Europe from July 2003 to October 2004; Integration Director from May 2002 to June 2003.

Frank P. Simpkins, 45
Vice President and Chief Financial Officer
Vice President and Chief Financial Officer since December 2006; Vice President Finance and Corporate Controller from February 2006 to December 2006; Vice President of Global Finance of Kennametal Industrial Business from October 2005 to February 2006; Director of Finance, Metalworking Solutions & Services Group from February 2002 to February 2006.
Kevin R. Walling, 43
Vice President and Chief Human Resources Officer
Vice President and Chief Human Resources Officer since November 2005; Vice President, Metalworking Solutions and Services Group from February 2005 to November 2005. Formerly, Vice President Human Resources, North America of Marconi Corporation (a communications company) from February 2001 to January 2005.
Philip H. Weihl, 52
Vice President Kennametal Value Business System (KVBS) and Lean Enterprise
Vice President Kennametal Value Business System (KVBS) and Lean Enterprise since January 2005; Vice President, Global Manufacturing from September 2001 through January 2005.
Gary W. Weismann, 53
Vice President and President Advanced Materials Solutions Group
Vice President and President Advanced Materials Solutions Group since August 2007; Vice President, Energy, Mining and Construction Solutions Group from March 2006 to July 2007; Vice President and General Manager, Electronics Products Group from January 2004 to March 2006; Managing Director for Marketing Solutions from May 1999 to December 2003.

1) Each executive officer has been elected by the Board of Directors to serve until removed or until a successor is elected and qualified. Mr. Ragesh Datt served as the Company’s Vice President and Chief Information Officer during fiscal 2008 but left the Company in July 2008. Mr. DeMand joined the Company as an Executive Officer effective July 14, 2008. Mr. Hsu has notified the Company of his intent to retire from the Company effective October 31, 2008; he will cease to be an Executive Officer as of that date.
Incorporated herein by reference is the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 30, 2008 (2008 Proxy Statement).
Incorporated herein by reference is the information set forth under the caption “Ethics and Corporate Governance—Code of Business Ethics and Conduct” in the 2008 Proxy Statement.
The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are: Lawrence W. Stranghoener (Chair); A. Peter Held; Timothy R. McLevish; and Steven H. Wunning. Incorporated herein by reference is the information set forth in the second and third sentences under the caption “Board of Directors and Board Committees–Committee Functions–Audit Committee” in the 2008 Proxy Statement.
ITEM 11 — EXECUTIVE COMPENSATION
Incorporated herein by reference is the information set forth under the captions “Executive Compensation” and “Executive Compensation Tables” and certain information regarding directors’ compensation under the caption “Board of Directors and Board Committees – Board of Directors Compensation and Benefits” in the 2008 Proxy Statement.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS
Incorporated herein by reference is: (i) the information set forth under the caption “Equity Compensation Plans” and the related tabular disclosure under the table entitled “Equity Compensation Plan Information;” (ii) the information set forth under the caption “Ownership of Capital Stock by Directors, Nominees and Executive Officers” with respect to the directors’ and officers’ shareholdings; and (iii) the information set forth under the caption “Principal Holders of Voting Securities” with respect to other beneficial owners, each in the 2008 Proxy Statement.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference is certain information set forth in under the captions “Ethics and Corporate Governance – Corporate Governance Guidelines”, “Executive Compensation” and “Executive Compensation Tables” in the 2008 Proxy Statement.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated herein by reference is the information with respect to pre-approval policies set forth under the caption “Independent Registered Public Accounting Firm – Ratification of the Selection of the Independent Registered Public Accounting Firm –Audit Committee Pre-Approval Policy” and the information with respect to principal accountant fees and services set forth under “Independent Registered Public Accounting Firm – Ratification of the Selection of the Independent Registered Public Accounting Firm – Fees and Services” in the 2008 Proxy Statement.
Part IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Form 10-K report.
1. Financial Statements included in Part II, Item 8
2. Financial Statement Schedule
The financial statement schedule required by Part II, Item 8 of this document is filed as part of this report. All of the other schedules are omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.
FINANCIAL STATEMENT SCHEDULE:

Page
Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended June 30, 2008, 2007 and 2006	63
3. Exhibits

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

(2.1)	Stock Purchase Agreement by and among JLK Direct Distribution, Inc., Kennametal Inc., MSC Industrial Direct Co., Inc. and MSC Acquisition Corp. VI dated as of March 15, 2006.	Exhibit 2.1 of the March 31, 2006 Form 10-Q is incorporated herein by reference

(3)	Articles of Incorporation and Bylaws

(3.1)	Amended and Restated Articles of Incorporation as amended through October 30, 2006	Exhibit 3.1 of the December 31, 2006 Form 10-Q is incorporated herein by reference.

(3.2)	Bylaws of Kennametal Inc. as amended through May 8, 2007	Exhibit 3.1 of March 31, 2007 Form 10-Q is incorporated herein by reference.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(4.1)	Rights Agreement effective as of November 2, 2000	Exhibit 1 of the Form 8-A dated October 10, 2000 is incorporated herein by reference.

(4.2)	First Amendment to Rights Agreement, made and entered into as of October 6, 2004, by and between the Registrant and Mellon Investor Services LLC (now BNY Mellon Shareowner Services)	Exhibit 10.1 of the October 26, 2004 Form 8-K is incorporated herein by reference.

(4.3)	Indenture, dated as of June 19, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee	Exhibit 4.1 of the June 14, 2002 Form 8-K is incorporated herein by reference.

(4.4)	First Supplemental Indenture, dated as of June 19, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee	Exhibit 4.2 of the June 14, 2002 Form 8-K is incorporated herein by reference.

(10)	Material Contracts

(10.1)*	Kennametal Inc. Management Performance Bonus Plan	Appendix A to the 2005 Proxy Statement filed September 26, 2005 is incorporated herein by reference.

(10.2)*	Stock Option and Incentive Plan of 1988	Exhibit 10.1 of the December 31, 1988 Form 10-Q (SEC file no. reference 1-5318; docket entry date—February 9, 1989) is incorporated herein by reference.

(10.3)*	Deferred Fee Plan for Outside Directors	Exhibit 10.4 of the June 30, 1988 Form 10-K (SEC file no. reference 1-5318; docket entry date—September 23, 1988) is incorporated herein by reference.

(10.4)*	Executive Deferred Compensation Trust Agreement	Exhibit 10.5 of the June 30, 1988 Form 10-K (SEC file no. reference 1-5318; docket entry date—September 23, 1988) is incorporated herein by reference.

(10.5)*	Directors Stock Incentive Plan, as amended	Exhibit 10.5 of the June 30, 2003 Form 10-K is incorporated herein by reference.

(10.6)*	Stock Option and Incentive Plan of 1992, as amended	Exhibit 10.8 of the December 31, 1996 Form 10-Q is incorporated herein by reference.

(10.7)*	Performance Bonus Stock Plan of 1995, as amended	Exhibit 10.6 of the June 30, 1999 Form 10-K is incorporated herein by reference.

(10.8)*	Stock Option and Incentive Plan of 1996	Exhibit 10.14 of the September 30, 1996 Form 10-Q is incorporated herein by reference.

(10.9)*	Kennametal Inc. 1999 Stock Plan	Exhibit 10.5 of the June 11, 1999 Form 8-K is incorporated herein by reference.

(10.10)*	Kennametal Inc. Stock Option and Incentive Plan of 1999	Exhibit A of the 1999 Proxy Statement is incorporated herein by reference.

(10.11)*	Kennametal Inc. Stock and Incentive Plan of 2002 (as amended on October 23, 2007)	Exhibit 10.1 of the December 31, 2008 Form 10-Q is incorporated herein by reference.

(10.12)*	Forms of Award Agreements under the Kennametal Inc. Stock and Incentive Plan of 2002	Exhibit 10.18 of the June 30, 2004 Form 10-K is incorporated herein by reference.

(10.13)*	Kennametal Inc. 2008 Strategic Transformational Equity Program	Exhibit 10.2 of the December 31, 2008 Form 10-Q is incorporated herein by reference.

(10.14)*	Form of Award Agreement under the Kennametal Inc. 2008 Strategic Transformational Equity Program	Exhibit 10.3 of the December 31, 2008 Form 10-Q is incorporated herein by reference.

(10.15)*	Form of Employment Agreement with Carlos M. Cardoso	Exhibit 10.9 of the June 30, 2000 Form 10-K is incorporated herein by reference.

(10.16)*	Form of Amended and Restated Employment Agreement with Named Executive Officers (other than Mr. Cardoso)	Exhibit 10.1 of the December 31, 2006 Form 10-Q is incorporated herein by reference.

(10.17)*	Schedule of Named Executive Officers who have entered into the Form of Amended and Restated Employment Agreement as set forth in Exhibit 10.16.	Filed herewith.

(10.18)*	Form of Indemnification Agreement for Named Executive Officers	Exhibit 10.2 of the March 22, 2005 Form 8-K is incorporated herein by reference.

(10.19)*	Schedule of Named Executive Officers who have entered into the Form of Indemnification Agreement as set forth in Exhibit 10.18	Filed herewith

(10.20)*	Kennametal Inc. 2006 Executive Retirement Plan (for Designated Others) (Effective July 31, 2007)	Exhibit 10.2 of the September 30, 2006 Form 10-Q is incorporated herein by reference.

(10.21)*	Kennametal Inc. Supplemental Executive Retirement Plan (as amended effective July 31, 2007)	Exhibit 10.3 of the September 30, 2006 Form 10-Q is incorporated herein by reference.

(10.22)*	Letter Agreement dated December 6, 2006 by and between Kennametal Inc. and Frank P. Simpkins	Exhibit 10.3 of the December 31, 2006 Form 10-Q is incorporated herein by reference.

(10.23)*	Description of Compensation Payable to Non-Employee Directors	Filed herewith.

(10.24)*	Summary of Perquisites Program	The text of Item 1.01 of the April 22, 2005 Form 8-K is incorporated herein by reference.

(10.25)*	Charter Jet Policy & Procedures, Personal Use of Aircraft Chartered by the Company	Exhibit 10.23 of the June 30, 2005 Form 10-K is incorporated herein by reference.

(10.26)	Second Amended and Restated Credit Agreement dated as of March 21, 2006 among Kennametal Inc., Kennametal Europe GmbH, Bank of America, N.A. (as Administrative Agent); Keybank National Association and National City Bank of Pennsylvania (as Co-Syndication Agents); PNC Bank, National Association and JPMorgan Chase Bank, N.A. (as Co-Documentation Agents); and the following lenders:	Exhibit 10.1 of the March 31, 2006 Form 10-Q is incorporated herein by reference.
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

KENNAMETAL INC.
Date: August 14, 2008	By:	/s/ Wayne D. Moser
Wayne D. Moser
Vice President Finance and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CARLOS M. CARDOSO
Carlos M. Cardoso	Chairman, President and Chief Executive Officer	August 13, 2008

/s/ FRANK P. SIMPKINS
Frank P. Simpkins	Vice President and Chief Financial Officer	August 13, 2008

/s/ WAYNE D. MOSER
Wayne D. Moser	Vice President Finance and Corporate Controller	August 13, 2008

/s/ RONALD M. DEFEO
Ronald M. DeFeo	Director	August 13, 2008

/s/ PHILIP A. DUR
Philip A. Dur	Director	August 13, 2008

/s/ A. PETER HELD
A. Peter Held	Director	August 13, 2008

/s/ TIMOTHY R. MCLEVISH
Timothy R. McLevish	Director	August 13, 2008

/s/ WILLIAM R. NEWLIN
William R. Newlin	Director	August 13, 2008

/s/ LAWRENCE W. STRANGHOENER
Lawrence W. Stranghoener	Director	August 13, 2008

/s/ STEVEN H. WUNNING
Steven H. Wunning	Director	August 13, 2008

/s/ LARRY D. YOST
Larry D. Yost	Director	August 13, 2008

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

			Charged to
	Balance at	Charged to	Other				Deductions
(In thousands)	Beginning	Costs and	Comprehensive		Other		from	Balance at
For the year ended June 30,	of Year	Expenses	Income	Recoveries	Adjustments		Reserves	End of Year

2008
Allowance for doubtful accounts	$17,031	$2,111	$—	$499	$4,502 (a)		$5,670 (b)	$18,473
Reserve for obsolete inventory	59,706	9,391	—	—	5,065 (a)		12,692 (c)	61,470
Deferred tax asset valuation allowance	45,150	155	1,193	(2,447)	2,599 (a)		—	46,650

2007
Allowance for doubtful accounts	$14,692	$1,270	$—	$299	$3,059 (a)		$2,289 (b)	$17,031
Reserve for obsolete inventory	56,104	4,771	—	—	3,375 (a)		4,544 (c)	59,706
Deferred tax asset valuation allowance	38,744	703	—	—	6,812 (a)	(d)	1,109 (e)	45,150

2006
Allowance for doubtful accounts	$16,835	$3,118	$—	$474	$(2,250) (a)		$3,485 (b)	$14,692
Reserve for obsolete inventory	59,370	11,202	—	—	(4,579) (a)		9,889 (c)	56,104
Deferred tax asset valuation allowance	37,377	4,696	(3,129)	(1,678)	1,478 (a)		—	38,744

a)	Represents foreign currency translation adjustment and reserves divested or acquired through business combinations.

b)	Represents uncollected accounts charged against the allowance.

c)	Represents scrapped inventory and other charges against the reserve.

d)	Includes the impact of adoption of SFAS 158.

e)	Represents a reduction in the allowance due to a reduction in the underlying deferred tax assets.