Form 10-Q
period 2008-09-30
KENNAMETAL INC
filed 2008-11-06
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
Commission file number 1-5318
KENNAMETAL INC.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	25-0900168 (I.R.S. Employer Identification No.)

World Headquarters 1600 Technology Way P.O. Box 231 Latrobe, Pennsylvania (Address of principal executive offices)	15650-0231 (Zip Code)
Website: www.kennametal.com
Registrant’s telephone number, including area code: (724) 539-5000
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at October 31, 2008
Capital Stock, par value $1.25 per share	73,113,666

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended September 30
(in thousands, except per share data)	2008	2007

Sales	$669,265	$615,076
Cost of goods sold	450,487	402,985

Gross profit	218,778	212,091
Operating expense	153,682	145,032
Restructuring charges (Note 5)	8,412	—
Amortization of intangibles	3,409	2,945

Operating income	53,275	64,114
Interest expense	7,116	7,799
Other expense (income), net	1,403	(1,103)

Income from continuing operations before income taxes and minority interest expense	44,756	57,418
Provision for income taxes	8,504	21,667
Minority interest expense	785	872

Net income	35,467	34,879

PER SHARE DATA (Note 2)
Basic earnings	$0.48	$0.45

Diluted earnings	$0.47	$0.44

Dividends per share	$0.12	$0.11

Basic weighted average shares outstanding	74,399	77,399

Diluted weighted average shares outstanding	75,526	79,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	June 30,
(in thousands, except per share data)	2008	2008

ASSETS
Current assets:
Cash and cash equivalents	$68,855	$86,478
Accounts receivable, less allowance for doubtful accounts of $18,479 and $18,473	457,160	512,794
Inventories	464,135	460,800
Deferred income taxes	50,401	53,330
Other current assets	51,514	38,584

Total current assets	1,092,065	1,151,986

Property, plant and equipment:
Land and buildings	360,558	375,128
Machinery and equipment	1,349,492	1,382,028
Less accumulated depreciation	(980,994)	(1,007,401)

Property, plant and equipment, net	729,056	749,755

Other assets:
Investments in affiliated companies	2,218	2,325
Goodwill	591,536	608,519
Intangible assets, less accumulated amortization of $43,526 and $42,010	184,605	194,203
Deferred income taxes	25,289	25,021
Other	53,449	52,540

Total other assets	857,097	882,608

Total assets	$2,678,218	$2,784,349

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases	$19,441	$813
Notes payable to banks	14,038	32,787
Accounts payable	157,004	189,050
Accrued income taxes	27,169	28,102
Accrued expenses	99,092	121,639
Other current liabilities	148,415	148,920

Total current liabilities	465,159	521,311
Long-term debt and capital leases, less current maturities	448,244	313,052
Deferred income taxes	77,085	76,980
Accrued pension and postretirement benefits	120,805	129,179
Accrued income taxes	15,940	17,213
Other liabilities	64,816	57,180

Total liabilities	1,192,049	1,114,915

Commitments and contingencies

Minority interest in consolidated subsidiaries	20,412	21,527

SHAREOWNERS’ EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 73,115 and 76,858 shares issued	91,399	96,076
Additional paid-in capital	351,699	468,169
Retained earnings	967,829	941,553
Accumulated other comprehensive income	54,830	142,109

Total shareowners’ equity	1,465,757	1,647,907

Total liabilities and shareowners’ equity	$2,678,218	$2,784,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

Three months ended September 30 (in thousands)	2008	2007

OPERATING ACTIVITIES
Net income	$35,467	$34,879
Adjustments for non-cash items:
Depreciation	21,288	18,849
Amortization	3,409	2,945
Stock-based compensation expense	3,734	3,005
Restructuring charges (Note 5)	863	—
Deferred income tax provision	(2,840)	11,872
Other	546	(2,878)
Changes in certain assets and liabilities, excluding effects of acquisitions:
Accounts receivable	27,891	30,653
Inventories	(26,919)	(29,391)
Accounts payable and accrued liabilities	(24,081)	(18,949)
Accrued income taxes	(2,978)	426
Other	1,570	5,494

Net cash flow provided by operating activities	37,950	56,905

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(44,592)	(42,686)
Disposals of property, plant and equipment	1,309	2,200
Acquisitions of business assets, net of cash acquired	(411)	1,572
Proceeds from divestitures	—	3,000
Proceeds from sale of investments in affiliated companies	—	5,415
Other	87	(919)

Net cash flow used for investing activities	(43,607)	(31,418)

FINANCING ACTIVITIES
Net (decrease) increase in notes payable	(18,691)	3,592
Net increase in short-term revolving and other lines of credit	18,700	—
Term debt borrowings	330,895	30,489
Term debt repayments	(196,555)	(31,256)
Purchase of capital stock	(127,331)	(15,936)
Dividend reinvestment and employee benefit and stock plans	3,369	7,143
Cash dividends paid to shareowners	(9,191)	(8,178)
Other	2,943	2,099

Net cash flow provided by (used for) financing activities	4,139	(12,047)

Effect of exchange rate changes on cash and cash equivalents	(16,105)	2,668

CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(17,623)	16,108
Cash and cash equivalents, beginning of period	86,478	50,433

Cash and cash equivalents, end of period	$68,855	$66,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	ORGANIZATION

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

The condensed consolidated financial statements, which include our accounts and those of our consolidated subsidiaries, should be read in conjunction with the 2008 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2008 was derived from the audited balance sheet included in our 2008 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal, recurring adjustments. The results for the three months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2009 is to the fiscal year ending June 30, 2009. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

On October 23, 2007, the Board of Directors approved a two-for-one capital stock split in the form of a capital stock dividend, which was distributed after the close of trading on December 18, 2007 to all shareowners of record as of the close of business on December 4, 2007. All share and per share amounts in these condensed consolidated financial statements retroactively reflect the effect of this capital stock split.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 was effective for Kennametal on July 1, 2008 and is to be applied on a prospective basis. The adoption of this EITF did not have a material impact on our consolidated financial statements.

On July 1, 2008, Kennametal adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value recognized in earnings at each subsequent reporting date. Kennametal records derivative contracts and hedging activities at fair value in accordance with SFAS 133. The adoption of SFAS 159 therefore had no impact on our consolidated financial statements as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.

On July 1, 2008, Kennametal adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) as it relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until July 1, 2009 for Kennametal.

SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures related to fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. We are in the process of evaluating the potential impact of SFAS 157, as it relates to pension plan assets, nonfinancial assets and nonfinancial liabilities, on our consolidated financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 established a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Fair value measurements are assigned a level within the hierarchy based on the lowest significant input level. The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3: Inputs that are unobservable.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of September 30, 2008, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Current assets:
Derivative contracts [a]	$—	$4,748	$—	$4,748
Non-current assets:
Derivative contracts [a]	—	2,391	—	2,391

Total assets	$—	$7,139	$—	$7,139

Current liabilities:
Derivative contracts [a]	$—	$(27)	$—	$(27)

[a]	Foreign currency derivative contracts are valued based on observable market spot and forward rates and are classified within Level 2 of the fair value hierarchy. Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.
4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

Three months ended September 30 (in thousands)	2008	2007

Cash paid during the period for:
Interest	$723	$2,574
Income taxes	4,101	4,659

Supplemental disclosure of non-cash information:
Change in fair value of interest rate swaps	(1,661)	(5,489)
Changes in accounts payable related to purchases of property, plant and equipment	(12,800)	(14,500)
5.	RESTRUCTURING CHARGES

During the fourth fiscal quarter of 2008, we announced our intent to implement a program of restructuring actions to further our ability to achieve our long-term goals for margin expansion and earnings growth as well as reduce costs and improve efficiency in our operations. Consistent with this announcement, we continued actions in 2009 related to facility rationalizations and employment reductions. The restructuring actions under this program are expected to be completed over the next six to twelve months. The restructuring and related charges recorded through September 30, 2008 were $17.4 million. Including these charges, the Company expects to recognize total program charges-related charges in the range of $40 million to $50 million of which approximately 90 percent are expected to be cash expenditures. Annual ongoing benefits from these actions, once fully implemented, are expected to be in the range of $20 million to $25 million.

In conjunction with this program, we recorded asset write-downs related to inventory that has been disposed of as a result of the restructuring program. These charges were included in cost of goods sold and were immaterial for the three months ended September 30, 2008.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The restructuring accrual attributable to each segment is as follows:

			Asset
			Write-	Cash
(in thousands)	June 30, 2008	Expense	down	Expenditures	Translation	September 30, 2008

MSSG
Severance	$3,070	$6,020	$—	$(1,936)	$(373)	$6,781
Facilities	—	649	(649)	—	—	—
Other	131	60	—	(105)	(4)	82

Total MSSG	3,201	6,729	(649)	(2,041)	(377)	6,863

AMSG
Severance	1,749	989	—	(749)	(43)	1,946
Facilities	—	214	(214)	—	—	—

Total AMSG	1,749	1,203	(214)	(749)	(43)	1,946

Corporate
Severance	—	506	—	(200)	—	306

Total Corporate	—	506	—	(200)	—	306

Total	$4,950	$8,438	$(863)	$(2,990)	$(420)	$9,115

6.	STOCK-BASED COMPENSATION

Stock options are granted to eligible employees at fair market value on the date of grant. Stock options are exercisable under specific conditions for up to 10 years from the date of grant. On October 21, 2008, at its Annual Meeting of Shareowners, the Company’s shareowners approved the Amended and Restated Kennametal Stock and Incentive Plan of 2002 (the 2002 Plan). The 2002 Plan was amended primarily to (i) increase the aggregate number of shares of the Company’s Common Stock available for issuance under the 2002 Plan from 7,500,000 to 9,000,000, (ii) place a limit on the number of full share awards that may be made under the 2002 Plan, and (iii) provide that shares delivered to or withheld by the Company to pay withholding taxes under the 2002 Plan or any of the Company’s prior stock plans and shares not issued upon the net settlement or net exercise of SARs, in each case, will no longer be available for future grants under the 2002 Plan.

Under the provisions of the 2002 Plan, participants may deliver our stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair value of shares delivered during the three months ended September 30, 2008 and 2007 was $0.6 million and $0.5 million, respectively.

Stock option expense for the three months ended September 30, 2008 and 2007 was $1.9 million and $1.5 million, respectively. In addition to stock option grants, the 2002 Plan permits the award of restricted stock and restricted stock units to directors, officers and key employees.

Options

The assumptions used in our Black-Scholes valuation related to stock option grants made during the three months ended September 30, 2008 and 2007 were as follows:

	2008	2007

Risk-free interest rate	3.1%	4.5%
Expected life (years) (1)	4.5	4.5
Expected volatility (2)	27.4%	23.6%
Expected dividend yield	1.3%	1.4%

1)	Expected life is derived from historical experience.

2)	Expected volatility is based on the historical volatility of our capital stock.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Changes in our stock options for the three months ended September 30, 2008 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Life	value (in
	Options	Price	(years)	thousands)

Options outstanding, June 30, 2008	3,148,214	$24.87
Granted	751,473	29.60
Exercised	(159,114)	14.29
Lapsed and forfeited	(46,968)	30.47

Options outstanding, September 30, 2008	3,693,605	$26.22	7.0	$11,626

Options vested and expected to vest, September 30, 2008	3,575,204	$26.03	6.3	$11,617

Options exercisable, September 30, 2008	2,065,748	$22.43	5.6	$11,333

The weighted average fair value per option granted during the three months ended September 30, 2008 and 2007 was $7.24 and $9.37, respectively. The fair value of options vested during the three months ended September 30, 2008 and 2007 was $3.2 million and $2.9 million, respectively.

The amount of cash received from the exercise of stock options during the three months ended September 30, 2008 and 2007 was $1.7 million and $4.6 million, respectively. The related tax benefit for the three months ended September 30, 2008 and 2007 was $1.0 million and $1.1 million, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2008 and 2007 was $2.8 million and $3.5 million, respectively. As of September 30, 2008, the total unrecognized compensation cost related to options outstanding was $7.7 million and is expected to be recognized over a weighted average period of 2.8 years.

Restricted Stock

Changes in our restricted stock for the three months ended September 30, 2008 were as follows:

		Weighted
		Average
	Shares	Fair Value

Unvested restricted stock, June 30, 2008	486,591	$31.55
Granted	164,815	29.70
Vested	(107,572)	29.35
Lapsed and forfeited	(45,404)	26.03

Unvested restricted stock, September 30, 2008	498,430	$31.92

During the three months ended September 30, 2008 and 2007, compensation expense related to restricted stock awards was $1.6 million and $1.5 million, respectively. As of September 30, 2008, the total unrecognized compensation cost related to unvested restricted stock was $9.8 million and is expected to be recognized over a weighted average period of 2.7 years.

Restricted Stock Units

The assumptions used in our valuation of the cumulative adjusted earnings per share (EPS) performance-based portion of restricted stock units granted during the three months ended September 30, 2008 were as follows:

Expected quarterly dividend per share	$0.12
Risk-free interest rate	2.9%

As of September 30, 2008, we assumed that 34.0 percent of the EPS performance-based restricted stock units will vest.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Changes in the EPS performance-based portion of restricted stock units for the three months ended September 30, 2008 were as follows:

		Weighted
	Stock	Average Fair
	Units	Value

Unvested EPS performance-based restricted stock units, June 30, 2008	531,435	$37.45
Granted	41,518	27.83
Forfeited	(24,911)	37.45

Unvested EPS performance-based restricted stock units, September 30, 2008	548,042	$36.72

The assumptions used in our lattice model valuation for the TSR performance-based portion of restricted stock units granted during the three months ended September 30, 2008 were as follows.

Expected volatility	29.5%
Expected dividend yield	1.6%
Risk-free interest rate	2.9%

Changes in the Company’s total shareholder return (TSR) performance-based restricted stock units for the three months ended September 30, 2008 were as follows:

		Weighted
	Stock	Average Fair
	Units	Value

Unvested TSR performance-based restricted stock units, June 30, 2008	286,149	$9.20
Granted	22,356	3.09
Forfeited	(13,413)	9.20

Unvested TSR performance-based restricted stock units, September 30, 2008	295,092	$8.74

During the three months ended September 30, 2008, compensation expense related to restricted stock units was $0.2 million. As of September 30, 2008, the total unrecognized compensation cost related to unvested stock units was $5.9 million and is expected to be recognized over a weighted average period of 3.0 years.

7.	BENEFIT PLANS

We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to most U.S. employees.

The table below summarizes the components of net periodic pension cost:

	Three months ended September 30
(in thousands)	2008	2007

Service cost	$1,965	$2,502
Interest cost	10,586	9,948
Expected return on plan assets	(11,929)	(12,323)
Amortization of transition obligation	18	42
Amortization of prior service credit	(53)	(11)
Recognition of actuarial losses	489	564

Net periodic pension cost	$1,076	$722

During the three months ended September 30, 2008, the Company contributed $1.7 million to its various defined benefit pension plans.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The table below summarizes the components of the net periodic other postretirement cost:

	Three months ended September 30
(in thousands)	2008	2007

Service cost	$89	$133
Interest cost	419	434
Amortization of prior service cost	12	12
Recognition of actuarial gains	(21)	(132)

Net periodic other postretirement benefit cost	$499	$447

8.	INVENTORIES

We used the last-in, first-out (LIFO) method of valuing inventories for approximately 51 percent and 48 percent of total inventories at September 30, 2008 and June 30, 2008, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

Inventories consisted of the following:

	September 30,	June 30,
(in thousands)	2008	2008

Finished goods	$288,130	$288,188
Work in process and powder blends	182,097	176,680
Raw materials and supplies	80,561	75,999

Inventories at current cost	550,788	540,867
Less: LIFO valuation	(86,653)	(80,067)

Total inventories	$464,135	$460,800

9.	ENVIRONMENTAL MATTERS

We are subject to various U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or proceedings of various potential environmental issues concerning activities at our facilities or former facilities or remediation efforts as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. These notices assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us.

Superfund Sites We are involved as a PRP at several Superfund sites, and have responded to notices for other Superfund sites as to which our records disclose no involvement or for which predecessors of certain of our acquired companies have acknowledged responsibility. We have established reserves that we believe to be adequate to cover our share of the potential costs of remediation at certain of the Superfund sites; at September 30, 2008 the total of these accruals was $0.2 million. For the remaining Superfund sites, proceedings in those matters have not yet progressed to a stage where it is possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities or the amount of our liability alone or in relation to that of any other PRPs.

Other Environmental Issues We also maintain reserves for other potential environmental issues. At September 30, 2008, the total of these accruals was $5.4 million, and represents anticipated costs associated with the remediation of these issues. We recorded favorable foreign currency translation adjustments of $0.6 million during the three months ended September 30, 2008 related to these reserves.

10.	INCOME TAXES

The effective income tax rate for the three months ended September 30, 2008 and 2007 was 19.0 percent and 37.7 percent, respectively. The prior year’s rate was unfavorably impacted by a $6.6 million non-cash income tax charge related to a German tax law change which impacted the rate by 11.4 percent. The current year rate reflects a benefit from the release of a valuation allowance in Europe that was driven by further expansion of our Pan-European business strategy.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11.	EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that occurs related to the issuance of capital stock under stock option grants, restricted stock awards and restricted stock unit grants. The difference between basic and diluted earnings per share relates solely to the effect of capital stock options and restricted stock awards.

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options and restricted stock awards by 1.1 million shares and 1.7 million shares for the three months ended September 30, 2008 and 2007, respectively. Unexercised stock options to purchase our capital stock of 1.0 million shares for the three months ended September 30, 2008 are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore their inclusion would have been anti-dilutive. See Note 2 for disclosure of our recent capital stock split.

12.	COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is as follows:

	Three months ended September 30
(in thousands)	2008	2007

Net income	$35,467	$34,879
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of income tax	1,001	71
Reclassification of unrealized loss (gain) on expired derivatives, net of income tax	2,646	(1,440)
Unrecognized net pension and other postretirement benefit gains (losses), net of income tax	1,421	(470)
Reclassification of net pension and other postretirement benefit losses, net of income tax	332	326
Foreign currency translation adjustments, net of income tax	(92,679)	33,263

Comprehensive (loss) income	$(51,812)	$66,629

13.	GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill attributable to each segment is as follows:

(in thousands)	June 30, 2008	Adjustments	Translation	September 30, 2008

MSSG	$282,187	$411	$(13,207)	$269,391
AMSG	326,332	—	(4,187)	322,145

Total	$608,519	$411	$(17,394)	$591,536

The components of our other intangible assets and their useful lives are as follows:

		September 30, 2008		June 30, 2008
	Estimated	Gross		Gross
	Useful Life	Carrying	Accumulated	Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Amount	Amortization

Contract-based	4 to 15	$6,208	$(4,552)	$6,237	$(4,469)
Technology-based and other	4 to 15	39,638	(16,689)	41,461	(16,850)
Customer-related	5 to 20	106,112	(17,498)	109,387	(16,233)
Unpatented technology	30	19,507	(3,104)	19,725	(2,955)
Trademarks	5 to 10	5,608	(1,683)	5,788	(1,503)
Trademarks	Indefinite	51,058	—	53,615	—

Total		$228,131	$(43,526)	$236,213	$(42,010)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14.	SEGMENT DATA

We operate two reportable operating segments consisting of MSSG and AMSG, and Corporate. We do not allocate certain corporate shared service costs, certain employee benefit costs, certain employment costs, such as performance-based bonuses and stock-based compensation expense, interest expense, other expense, income taxes or minority interest to our operating segments.

Our external sales, intersegment sales and operating income by segment are as follows:

	Three months ended September 30
(in thousands)	2008	2007

External sales:
MSSG	$431,286	$407,697
AMSG	237,979	207,379

Total external sales	$669,265	$615,076

Intersegment sales:
MSSG	$50,690	$43,131
AMSG	6,953	10,853

Total intersegment sales	$57,643	$53,984

Total sales:
MSSG	$481,976	$450,828
AMSG	244,932	218,232

Total sales	$726,908	$669,060

Operating income (loss):
MSSG	$43,311	$55,352
AMSG	29,990	29,980
Corporate	(20,026)	(21,218)

Total operating income	$53,275	$64,114

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF CONTINUING OPERATIONS
SALES
Sales for the three months ended September 30, 2008 were $669.3 million, an increase of $54.2 million, or 8.8 percent, from $615.1 million in the prior year quarter. The increase in sales was primarily attributed to 3 percent organic growth, 5 percent from foreign currency effects and 2 percent from more workdays partially offset by the impact of divestitures of 1 percent. The organic increase in sales for the quarter was primarily driven by growth in European, Asia Pacific, Indian and Latin American markets. North American sales were essentially flat. We achieved sales gains in all major metalworking markets outside of North America as well as sales growth in our advanced materials businesses which more than offset the impact of weaker market conditions in the North American metalworking market.
GROSS PROFIT
Gross profit for the three months ended September 30, 2008 increased $6.7 million, or 3.2 percent, to $218.8 million from $212.1 million in the prior year quarter. This increase was primarily due to higher organic sales volume, the effect of price increases and the favorable impact of foreign currency effects of $11.3 million partially offset by higher raw material costs and temporary disruption costs related to our restructuring actions.
Gross profit margin for the three months ended September 30, 2008 was 32.7 percent, down 180 basis points from 34.5 percent in the prior year quarter. The change from the prior year quarter was primarily due to higher raw material costs as well as temporary disruption costs partially offset by the impact of price increases.
OPERATING EXPENSE
Operating expense for the three months ended September 30, 2008 was $153.7 million, an increase of $8.7 million, or 6.0 percent, compared to $145.0 million in the prior year quarter. The increase in operating expense was primarily attributed to foreign currency effects of $7.6 million.
RESTRUCTURING CHARGES
During the fourth fiscal quarter of 2008, we announced our intent to implement a program of restructuring actions to further our ability to achieve our long-term goals for margin expansion and earnings growth as well as reduce costs and improve efficiency in our operations. Consistent with this announcement, we continued actions in 2009 related to facility rationalizations and employment reductions. For the three months ended September 30, 2008, we recorded restructuring charges of $8.4 million. MSSG, AMSG and Corporate charges were $6.7 million, $1.2 million and $0.5 million, respectively. See Note 5 to our condensed consolidated financial statements set forth in Part 1 Item 1 of this Form 10-Q.
The restructuring actions under this program are expected to be completed over the next six to twelve months. The related charges recorded through September 30, 2008 were $17.4 million. Including these charges, the Company expects to recognize total program-related charges in the range of $40 million to $50 million of which approximately 90 percent are expected to be cash expenditures. Annual ongoing benefits from these actions, once fully implemented, are expected to be in the range of $20 million to $25 million.
AMORTIZATION OF INTANGIBLES
Amortization expense was $3.4 million for the three months ended September 30, 2008, an increase of $0.5 million from $2.9 million in the prior year quarter. The year-over-year increase was due to the impact of acquisitions.
INTEREST EXPENSE
Interest expense for the three months ended September 30, 2008 decreased $0.7 million, or 8.8 percent, to $7.1 million from $7.8 million in the prior year quarter. The impact of an increase in average domestic borrowings of $111.0 million was more than offset by lower average interest rates on domestic borrowings. The increase in average domestic borrowings was driven by the repurchase of 4 million of the Company’s shares during the three months ended September 30, 2008 at a total cost of $127.3 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OTHER EXPENSE (INCOME), NET
Other expense, net for the three months ended September 30, 2008 was $1.4 million compared to other income, net of $1.1 million in the prior year quarter. This change was driven by unfavorable foreign currency transaction results of $2.5 million and lower other income of $1.1 million, partially offset by higher interest income of $1.1 million.
INCOME TAXES
The effective income tax rate for the three months ended September 30, 2008 and 2007 was 19.0 percent and 37.7 percent, respectively. The prior year’s rate was unfavorably impacted by a $6.6 million non-cash income tax charge related to a German tax law change which impacted the rate by 11.4 percent. The current year rate reflects a benefit from the release of a valuation allowance in Europe that was driven by further expansion of our Pan-European business strategy.
On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted, which extended the Research Credit for Increasing Research Activities in the United States of America. Our subsequent filings will reflect the impact of this legislation, which will have a slightly favorable impact on our effective tax rate.
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
METALWORKING SOLUTIONS & SERVICES GROUP

	Three months ended
	September 30
(in thousands)	2008	2007

External sales	$431,286	$407,697
Intersegment sales	50,690	43,131
Operating income	43,311	55,352

For the three months ended September 30, 2008, MSSG external sales increased $23.6 million, or 5.8 percent, from the prior year quarter. This increase was the result of 6 percent from favorable foreign currency effects, 2 percent from more workdays, less 2 percent from divestitures. On a global basis, industrial activity was mixed. Activity in certain industry and market sectors, such as aerospace, defense and energy, remained positive while others, such as automotive and other durable goods, were somewhat weaker. MSSG achieved organic sales growth of 22 percent in Asia Pacific, 7 percent in Latin America, 6 percent in India and 2 percent in Europe. This growth offset a reduction in North American organic sales of 8 percent primarily attributed to a decline in distribution sales that resulted from our distributors’ increased reliance on our higher fill rates as well as the overall economic environment.
For the three months ended September 30, 2008, MSSG operating income decreased $12.0 million, or 21.8 percent, from the prior year quarter. Operating margin on total sales of 9.0 percent for the current quarter decreased 330 basis points compared to 12.3 percent in the prior year quarter. The primary drivers of the decline in operating margin were restructuring and related charges of $7.2 million, temporary disruption effects related to restructuring initiatives and higher raw material costs offset somewhat by benefits from price increases and favorable foreign currency effects.
ADVANCED MATERIALS SOLUTIONS GROUP

	Three months ended
	September 30
(in thousands)	2008	2007

External sales	$237,979	$207,379
Intersegment sales	6,953	10,853
Operating income	29,990	29,980

For the three months ended September 30, 2008, AMSG external sales increased $30.6 million, or 14.8 percent, from the prior year quarter. This was the result of 10 percent organic growth, 3 percent from favorable foreign currency effects and 2 percent from more workdays. Organic sales increased on stronger mining and construction sales and higher energy-related sales, offset somewhat by lower sales of engineered products and surface finishing machines and services.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the three months ended September 30, 2008, AMSG operating income was flat compared to the prior year quarter. Operating margin on total sales of 12.2 percent for the current quarter decreased 150 basis points compared to 13.7 percent in the prior year quarter. This decline is primarily due to restructuring and related charges of $1.4 million, unfavorable business mix and lower performance related to the engineered products and surface finishing machines and services businesses. Improved price realization more than offset the impact of higher raw material costs for the current quarter.
CORPORATE

	Three months ended
	September 30
(in thousands)	2008	2007

Operating loss	$(20,026)	$(21,218)

For the three months ended September 30, 2008, operating loss decreased $1.2 million, or 5.6 percent, compared to the prior year quarter, primarily due to the impact of cost containment efforts.
LIQUIDITY AND CAPITAL RESOURCES
Despite the recent unprecedented turmoil in the global financial markets, we continue to believe that cash flow from operations and the availability under our credit lines will be sufficient to meet our cash requirements for the foreseeable future. At September 30, 2008, we had cash and cash equivalents of $68.9 million. Also at September 30, 2008, we had additional borrowing capacity of $346.3 million available under our multi-currency, revolving credit line which extends to March 2011. Our current credit ratings are at solid investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets as well as the counterparty risk of our credit providers.
There have been no material changes in our contractual obligations and commitments since June 30, 2008.
Cash Flow Provided by Operating Activities
Cash flow from operations is our primary source of financing for capital expenditures and internal growth. During the three months ended September 30, 2008, cash flow provided by operating activities was $38.0 million, compared to $56.9 million for the prior year period. Cash flow provided by operating activities for the current year quarter consisted of net income and non-cash items totaling $62.5 million offset somewhat by changes in certain assets and liabilities netting to $24.5 million. Contributing to these changes were a decrease in accounts payable and accrued liabilities of $24.1 million, due in part to a $14.3 million payment of 2008 performance-based bonuses, and an increase in inventories of $26.9 million due to higher raw material costs, partially offset by a decrease in accounts receivable of $27.9 million.
Cash flow provided by operating activities for the three months ended September 30, 2007 consisted of net income and non-cash items totaling $68.7 million offset somewhat by changes in certain assets and liabilities netting to $11.8 million. Contributing to these changes were a decrease in accounts receivable of $30.7 million, an increase in inventories of $29.4 million due to higher sales volume, initiatives to increase service levels and increased raw material inventory and a decrease in accounts payable and accrued liabilities of $18.9 million driven by a $15.1 million payment of 2007 performance-based bonuses.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $43.6 million for the three months ended September 30, 2008, an increase of $12.2 million, compared to $31.4 million in the prior year quarter. During the three months ended September 30, 2008, cash used for investing activities included $44.6 million used for purchases of property, plant and equipment, which consisted primarily of equipment upgrades.
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
Cash Flow Provided by / Used for Financing Activities
During the three months ended September 30, 2008, cash flow provided by financing activities was $4.1 million and included a $134.3 million net increase in borrowings and $3.4 million of dividend reinvestment and the effect of employee benefit and stock plans mostly offset by $127.3 million used for the repurchase of capital stock and $9.2 million of cash dividends paid to shareowners.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
During the three months ended September 30, 2007, cash flow used for financing activities was $12.0 million and included $15.9 million for the repurchase of capital stock and $8.2 million of cash dividends paid to shareowners, partially offset by $7.1 million of dividend reinvestment and the effect of employee benefit and stock plans.
FINANCIAL CONDITION
At September 30, 2008, total assets were $2,678.2 million having decreased $106.1 million from $2,784.3 million at June 30, 2008. Total liabilities increased $77.1 million from $1,114.9 million at June 30, 2008 to $1,192.0 million at September 30, 2008.
Working capital was $626.9 million at September 30, 2008, a decrease of $3.8 million or 0.6 percent from $630.7 million at June 30, 2008. The decrease in working capital included a decrease in accounts receivable of $55.6 million, a decrease in accounts payable of $32.0 million and a decrease in accrued expenses of $22.5 driven by the payment of fiscal 2008 performance-based bonuses of $14.3 million. Foreign currency effects accounted for $26.9 million and $15.5 million of the decreases in accounts receivable and accrued liabilities, respectively.
Property, plant and equipment, net decreased $20.7 million from $749.8 million at June 30, 2008 to $729.1 million at September 30, 2008, primarily due to a reduction from foreign currency effects of $29.2 million and depreciation expense of $21.3 million partially offset by capital additions of $31.8 million related to machinery and equipment upgrades and geographic expansion.
At September 30, 2008, other assets were $857.1 million, a decrease of $25.5 million from $882.6 million at June 30, 2008. The decrease in other assets was primarily attributed to a decrease in goodwill and intangible assets of $26.6 million caused mostly by unfavorable foreign currency effects of $23.6 million.
Long-term debt and capital leases increased $135.1 million from $313.1 million at June 30, 2008 to $448.2 million at September 30, 2008 primarily due to borrowings for the repurchase of capital stock during the current quarter of $127.3 million.
Shareowners’ equity was $1,465.8 million at September 30, 2008, a decrease of $182.1 million from $1,647.9 million at June 30, 2008. The decrease was primarily attributed to the purchase of capital stock of $127.3 million and a reduction from foreign currency translation adjustments of $92.7 million partially offset by net income of $35.5 million.
ENVIRONMENTAL MATTERS
We are subject to various U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or proceedings of various potential environmental issues concerning activities at our facilities or former facilities or remediation efforts as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. These notices assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us.
Superfund Sites We are involved as a PRP at several Superfund sites, and have responded to notices for other Superfund sites as to which our records disclose no involvement or for which predecessors of certain of our acquired companies have acknowledged responsibility. We have established reserves that we believe to be adequate to cover our share of the potential costs of remediation at certain of the Superfund sites; at September 30, 2008 the total of these accruals was $0.2 million. For the remaining Superfund sites, proceedings in those matters have not yet progressed to a stage where it is possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities or the amount of our liability alone or in relation to that of any other PRPs. Although the outcome of the pending Superfund claims cannot be predicted with certainty, management does not believe that the resolution of these claims will have a material adverse effect on our financial condition, results of operations or cash flows.
Other Environmental Issues We also maintain reserves for other potential environmental issues. At September 30, 2008, the total of these accruals was $5.4 million, and represents anticipated costs associated with the remediation of these issues. We recorded favorable foreign currency translation adjustments of $0.6 million during the three months ended September 30, 2008 related to these reserves.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
DISCUSSION OF CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies since June 30, 2008.
NEW ACCOUNTING STANDARDS
See Note 3 to our condensed consolidated financial statements set forth in Part 1 Item 1 of this Form 10-Q for a description of new accounting standards.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have experienced certain changes in our exposure to market risk from June 30, 2008. The fair value of our interest rate swap agreements was an asset of $2.4 million as of September 30, 2008 and an asset of $0.7 million as of June 30, 2008. We recorded the change in fair value of these agreements as a gain in other comprehensive income and a corresponding decrease to long-term debt, as these instruments are accounted for as a fair value hedge of our long-term debt. The $1.7 million change in the recorded value of these agreements was non-cash and was the result of marking these instruments to market.
There have been no other material changes to our market risk exposure since June 30, 2008.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased(1)	Paid per Share	or Programs (2)	Programs

July 1 through July 31, 2008	952,439	$29.30	911,800	3,060,100
August 1 through August 31, 2008	3,075,343	32.81	3,060,100	—
September 1 through September 30, 2008	592	34.32	—	—

Total	4,028,374	$31.98	3,971,900

(1)	During the three months ended September 30, 2008, employees delivered 29,625 shares of restricted stock to Kennametal, upon vesting, to satisfy tax-withholding requirements and 20,671 shares of Kennametal stock as payment for the exercise price of stock options. Also during the three months ended September 30, 2008, 6,178 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program.

(2)	On October 24, 2006, Kennametal’s Board of Directors authorized a share repurchase program, under which Kennametal was authorized to repurchase up to 6.6 million shares of its capital stock. This repurchase program was completed during the quarter ended September 30, 2008.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Shareowners on October 21, 2008, our shareowners voted on the election of three directors, the ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2009 and the approval of the Amended and Restated Kennametal Inc. Stock and Incentive Plan of 2002. Of the 68,953,616 shares present in person or by proxy, the following is the number of shares voted in favor of, abstained or voted against each matter and the number of shares having authority to vote on each matter but withheld.
1.	With respect to the votes cast for the re-election of three directors with terms to expire in 2011:

	For	Withheld

Philip A. Dur	63,192,565	5,761,051
Timothy R. McLevish	67,399,243	1,554,373
Steven H. Wunning	63,196,018	5,757,598

The following other directors’ terms of office continued after the meeting: Carlos M. Cardoso, Ronald M. DeFeo, A. Peter Held, William R. Newlin, Lawrence W. Stranghoener, and Larry D. Yost.
2.	With respect to the ratification of the selection of the firm of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2009:

	For	Against	Abstained

PricewaterhouseCoopers LLP	68,838,803	74,874	39,939

3.	With respect to the approval of the Amended and Restated Kennametal Inc. Stock and Incentive Plan of 2002:

				Broker
	For	Against	Abstained	Non-vote

Amended and Restated Kennametal Inc. Stock and Incentive Plan of 2002	52,250,769	11,749,242	112,213	4,841,392

ITEM 6. EXHIBITS

(10)	Material Contracts

(10.1)*	Kennametal Inc. Stock and Incentive Plan of 2002 (as amended on October 21, 2008)	Appendix A to the 2008 Proxy Statement filed September 8, 2008 is incorporated herein by reference.

(31)	Rule 13a-14a/15d-14(a) Certifications

(31.1)	Certification executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.

(31.2)	Certification executed by Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc., and Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.
Date: November 6, 2008	By:	/s/ Wayne D. Moser
Wayne D. Moser
Vice President Finance and Corporate Controller