Form 10-Q
period 2008-12-31
KENNAMETAL INC
filed 2009-02-04
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at January 31, 2009

Capital Stock, par value $1.25 per share	73,110,829

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008

Item No.		Page No.
PART I — FINANCIAL INFORMATION

1.	Financial Statements

	Condensed Consolidated Statements of Income (Unaudited) Three and Six months ended December 31, 2008 and 2007	1

	Condensed Consolidated Balance Sheets (Unaudited) December 31, 2008 and June 30, 2008	2

	Condensed Consolidated Statements of Cash Flow (Unaudited) Six months ended December 31, 2008 and 2007	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

3.	Quantitative and Qualitative Disclosures About Market Risk	20

4.	Controls and Procedures	20

PART II — OTHER INFORMATION

2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

4.	Submission of Matters to a Vote of Security Holders	20

6.	Exhibits	21

Signatures		22
EX-10.1
EX-10.2
EX-10.3
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-31.1
EX-31.2
EX-32.1

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2008	2007	2008	2007

Sales	$568,684	$647,423	$1,237,949	$1,262,499
Cost of goods sold	405,369	426,485	855,856	829,470

Gross profit	163,315	220,938	382,093	433,029
Operating expense	130,348	147,921	284,030	292,953
Restructuring charges (Note 5)	6,204	—	14,616	—
Amortization of intangibles	3,269	3,626	6,678	6,571

Operating income	23,494	69,391	76,769	133,505
Interest expense	8,026	8,531	15,142	16,330
Other income, net	(4,790)	(993)	(3,387)	(2,096)

Income from continuing operations before income taxes and minority interest (income) expense	20,258	61,853	65,014	119,271
Provision for income taxes	4,700	10,670	13,204	32,337
Minority interest (income) expense	(101)	1,037	684	1,909

Net income	$15,659	$50,146	$51,126	$85,025

PER SHARE DATA
Basic earnings	$0.22	$0.65	$0.70	$1.10

Diluted earnings	$0.21	$0.64	$0.69	$1.08

Dividends per share	$0.12	$0.12	$0.24	$0.23

Basic weighted average shares outstanding	72,630	77,111	73,515	77,272

Diluted weighted average shares outstanding	73,199	78,647	74,347	78,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	June 30,
(in thousands, except per share data)	2008	2008

ASSETS
Current assets:
Cash and cash equivalents	$69,731	$86,478
Accounts receivable, less allowance for doubtful accounts of $21,303 and $18,473	367,426	512,794
Inventories	464,684	460,800
Deferred income taxes	48,053	53,330
Other current assets	54,345	38,584

Total current assets	1,004,239	1,151,986

Property, plant and equipment:
Land and buildings	364,556	375,128
Machinery and equipment	1,354,285	1,382,028
Less accumulated depreciation	(982,869)	(1,007,401)

Property, plant and equipment, net	735,972	749,755

Other assets:
Investments in affiliated companies	2,149	2,325
Goodwill	604,218	608,519
Intangible assets, less accumulated amortization of $46,151 and $42,010	189,830	194,203
Deferred income taxes	24,633	25,021
Other	64,389	52,540

Total other assets	885,219	882,608

Total assets	$2,625,430	$2,784,349

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases	$20,848	$813
Notes payable to banks	22,263	32,787
Accounts payable	128,779	189,050
Accrued income taxes	21,276	28,102
Accrued expenses	90,392	121,639
Other current liabilities (Note 5)	129,766	148,920

Total current liabilities	413,324	521,311
Long-term debt and capital leases, less current maturities	479,611	313,052
Deferred income taxes	84,915	76,980
Accrued pension and postretirement benefits	119,033	129,179
Accrued income taxes	16,544	17,213
Other liabilities	62,041	57,180

Total liabilities	1,175,468	1,114,915

Commitments and contingencies

Minority interest in consolidated subsidiaries	19,235	21,527

SHAREOWNERS’ EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 73,105 and 76,858 shares issued and outstanding	91,386	96,076
Additional paid-in capital	352,421	468,169
Retained earnings	974,767	941,553
Accumulated other comprehensive income	12,153	142,109

Total shareowners’ equity	1,430,727	1,647,907

Total liabilities and shareowners’ equity	$2,625,430	$2,784,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

Six months ended December 31 (in thousands)	2008	2007

OPERATING ACTIVITIES
Net income	$51,126	$85,025
Adjustments for non-cash items:
Depreciation	42,240	39,146
Amortization	6,678	6,571
Stock-based compensation expense	4,526	4,876
Restructuring charges (Note 5)	1,346	—
Deferred income tax provision	2,290	11,328
Other	(12)	(2,048)
Changes in certain assets and liabilities, excluding effects of acquisitions:
Accounts receivable	113,176	45,519
Inventories	(24,187)	(39,946)
Accounts payable and accrued liabilities	(78,782)	(60,652)
Accrued income taxes	2,571	(24,556)
Other	(5,482)	3,671

Net cash flow provided by operating activities	115,490	68,934

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(68,659)	(79,559)
Disposals of property, plant and equipment	1,668	1,891
Acquisitions of business assets, net of cash acquired	(65,381)	361
Proceeds from divestitures	—	3,000
Proceeds from sale of investments in affiliated companies	—	5,915
Other	174	2,949

Net cash flow used for investing activities	(132,198)	(65,443)

FINANCING ACTIVITIES
Net (decrease) increase in notes payable	(10,581)	11,503
Net increase in short-term revolving and other lines of credit	20,100	44,900
Term debt borrowings	578,012	111,592
Term debt repayments	(423,785)	(102,777)
Purchase of capital stock	(127,531)	(55,391)
Dividend reinvestment and employee benefit and stock plans	3,758	11,917
Cash dividends paid to shareowners	(17,912)	(17,525)
Other	3,814	(319)

Net cash flow provided by financing activities	25,875	3,900

Effect of exchange rate changes on cash and cash equivalents	(25,914)	5,649

CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(16,747)	13,040
Cash and cash equivalents, beginning of period	86,478	50,433

Cash and cash equivalents, end of period	$69,731	$63,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	ORGANIZATION

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

The condensed consolidated financial statements, which include our accounts and those of our consolidated subsidiaries, should be read in conjunction with our 2008 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2008 was derived from the audited balance sheet included in our 2008 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal, recurring adjustments. The results for the six months ended December 31, 2008 and 2007 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2009 is to the fiscal year ending June 30, 2009. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

3.	NEW ACCOUNTING STANDARDS

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 expands the current disclosure requirements in FASB Statement No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. FSP 132(R)-1 requires companies to disclose how investment allocation decisions are made by management, major categories of plan assets, significant concentrations of risk within plan assets and information about the valuation of plan assets. FSP 132(R)-1 is effective for Kennametal beginning July 1, 2009. We are in the process of evaluating the provisions of this FSP to determine the impact of adoption on our consolidated financial statements.

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7). EITF 08-7 applies to all acquired intangible assets in situations in which the entity does not intend to actively use the asset but intends to hold the asset to prevent others from obtaining access to the asset with limited exceptions. EITF 08-7 requires that defensive intangible assets be accounted for as a separate unit of accounting and be assigned a useful life. EITF 08-7 is to be applied prospectively and is effective for Kennametal beginning July 1, 2009. We are in the process of evaluating the provisions of this EITF to determine the impact of adoption on our consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6). EITF 08-6 addresses a number of matters associated with the impact that Statement of Financial Accounting Standard (SFAS) No. 141(R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”, might have on the accounting for equity method investments. EITF 08-6 provides guidance on how an equity method investment should initially be measured, how it should be tested for impairment and how changes in classification from equity method to cost method should be treated as well as other issues. EITF 08-6 is to be applied prospectively and is effective for Kennametal beginning July 1, 2009. We are in the process of evaluating the provisions of this EITF to determine the impact of adoption on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 expands the current disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 161 is effective for Kennametal beginning January 1, 2009. We are in the process of evaluating the provisions of SFAS 161 to determine the impact of adoption on our consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

In June 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 was effective for Kennametal on July 1, 2008 and is to be applied on a prospective basis. The adoption of this EITF did not have a material impact on our consolidated financial statements.

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

On July 1, 2008, Kennametal adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) as it relates to financial assets and financial liabilities. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until July 1, 2009 for Kennametal.

SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures related to fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. We are in the process of evaluating the potential impact of SFAS 157, as it relates to pension plan assets, nonfinancial assets and nonfinancial liabilities, on our consolidated financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS No. 13, “Accounting for Leases.” SFAS 157 established a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Fair value measurements are assigned a level within the hierarchy based on the lowest significant input level. The three levels of the fair value hierarchy under SFAS 157 are described below:

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

Level 3: Inputs that are unobservable.

As of December 31, 2008, the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Current assets:
Derivative contracts [a]	$—	$7,156	$—	$7,156
Non-current assets:
Derivative contracts [a]	—	14,422	—	14,422

Total assets	$—	$21,578	$—	$21,578

Current liabilities:
Derivative contracts [a]	$—	$34	$—	$34

[a]	Foreign currency derivative contracts are valued based on observable market spot and forward rates and are classified within Level 2 of the fair value hierarchy. Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.
4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

Six months ended December 31 (in thousands)	2008	2007

Cash paid during the period for:
Interest	$14,344	$15,614
Income taxes	1,037	40,028

Supplemental disclosure of non-cash information:
Change in fair value of interest rate swaps	(13,691)	11,573
Changes in accounts payable related to purchases of property, plant and equipment	(12,800)	700

5.	RESTRUCTURING CHARGES

As previously announced, the Company continued to implement certain restructuring plans to reduce costs and improve efficiency in our operations. These actions, including those taken in 2009, relate to facility rationalizations and employment reductions. The actions being taken pursuant to these restructuring plans are expected to be completed over the next six to nine months. Restructuring and related charges recorded in the six months ended December 31, 2008 amounted to $19.2 million, including $14.9 million of restructuring charges, of which $0.3 million were related to inventory disposals and recorded in cost of goods sold, and $4.3 million of restructuring-related charges recorded in cost of goods sold. Total restructuring and related charges recorded since the inception of the restructuring plans were $27.5 million. Including these charges, the company expects to recognize approximately $90 million of charges related to its restructuring plans. Approximately 95 percent of these charges are expected to be cash expenditures. Annual ongoing benefits from these actions, once fully implemented, are expected to be approximately $100 million.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The restructuring accrual is recorded in other current liabilities in our condensed consolidated balance sheet and the amount attributable to each segment is as follows:

			Asset	Cash		December 31,
(in thousands)	June 30, 2008	Expense	Write-down	Expenditures	Translation	2008

MSSG
Severance	$3,070	$10,279	$—	$(4,205)	$(545)	$8,599
Facilities	—	699	(653)	—	(2)	44
Other	131	265	—	(334)	(10)	52

Total MSSG	3,201	11,243	(653)	(4,539)	(557)	8,695

AMSG
Severance	1,749	2,473	—	(1,678)	(35)	2,509
Facilities	—	693	(693)	—	—	—

Total AMSG	1,749	3,166	(693)	(1,678)	(35)	2,509

Corporate
Severance	—	506	—	(270)	—	236

Total Corporate	—	506	—	(270)	—	236

Total	$4,950	$14,915	$(1,346)	$(6,487)	$(592)	$11,440

6.	STOCK-BASED COMPENSATION

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

Under the provisions of the 2002 Plan, participants may deliver our stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair value of shares delivered during the six months ended December 31, 2008 and 2007 was $0.6 million and $1.0 million, respectively.

Options

The assumptions used in our Black-Scholes valuation related to stock option grants made during the six months ended December 31, 2008 and 2007 were as follows:

	2008	2007

Risk-free interest rate	3.0%	4.5%
Expected life (years) (1)	4.5	4.5
Expected volatility (2)	27.7%	23.6%
Expected dividend yield	1.3%	1.4%

1)	Expected life is derived from historical experience.

2)	Expected volatility is based on the historical volatility of our capital stock.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Changes in our stock options for the six months ended December 31, 2008 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average Exercise	Remaining	Intrinsic value
	Options	Price	Life (years)	(in thousands)

Options outstanding, June 30, 2008	3,148,214	$24.87
Granted	798,510	29.16
Exercised	(159,114)	14.29
Lapsed and forfeited	(145,552)	30.31

Options outstanding, December 31, 2008	3,642,058	$26.06	6.6	$4,848

Options vested and expected to vest, December 31, 2008	3,542,145	$25.96	6.5	$4,843

Options exercisable, December 31, 2008	2,069,296	$22.48	5.1	$4,804

Stock option expense for the six months ended December 31, 2008 and 2007 was $2.7 million and $2.2 million, respectively.

The weighted average fair value per option granted during the six months ended December 31, 2008 and 2007 was $7.15 and $9.38, respectively. The fair value of options vested during the six months ended December 31, 2008 and 2007 was $3.4 million and $3.3 million, respectively.

The amount of cash received from the exercise of stock options during the six months ended December 31, 2008 and 2007 was $1.7 million and $8.3 million, respectively. The related tax benefit for the six months ended December 31, 2008 and 2007 was $1.0 million and $2.1 million, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2008 and 2007 was $2.8 million and $6.5 million, respectively. As of December 31, 2008, the total unrecognized compensation cost related to options outstanding was $6.7 million and is expected to be recognized over a weighted average period of 2.7 years.

Restricted Stock

Changes in our restricted stock for the six months ended December 31, 2008 were as follows:

		Weighted
		Average Fair
	Shares	Value

Unvested restricted stock, June 30, 2008	486,591	$31.55
Granted	175,302	29.25
Vested	(123,398)	29.35
Lapsed and forfeited	(72,178)	27.99

Unvested restricted stock, December 31, 2008	466,317	$31.82

During the six months ended December 31, 2008 and 2007, compensation expense related to restricted stock awards was $2.7 million and $2.4 million, respectively. As of December 31, 2008, the total unrecognized compensation cost related to unvested restricted stock was $8.5 million and is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock Units

The assumptions used in our valuation of the cumulative adjusted earnings per share (EPS) performance-based portion of restricted stock units granted during the six months ended December 31, 2008 and 2007 were as follows:

	2008	2007

Expected quarterly dividend per share	$0.12	$0.12
Risk-free interest rate	2.3%	3.3%

As of December 31, 2008, we assumed that none of the EPS performance-based restricted stock units will vest.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Changes in the EPS performance-based portion of restricted stock units for the six months ended December 31, 2008 were as follows:

		Weighted
	Stock	Average Fair
	Units	Value

Unvested EPS performance-based restricted stock units, June 30, 2008	531,435	$37.45
Granted	95,492	23.21
Forfeited	(41,519)	(37.45)

Unvested EPS performance-based restricted stock units, December 31, 2008	585,408	$35.13

The assumptions used in our lattice model valuation for the TSR performance-based portion of restricted stock units granted during the six months ended December 31, 2008 and 2007 were as follows.

	2008	2007

Expected volatility	34.1%	24.1%
Expected dividend yield	2.0%	1.2%
Risk-free interest rate	2.3%	3.3%

Changes in the Company’s total shareholder return (TSR) performance-based restricted stock units for the six months ended December 31, 2008 were as follows:

		Weighted
	Stock	Average Fair
	Units	Value

Unvested TSR performance-based restricted stock units, June 30, 2008	286,149	$9.20
Granted	51,418	2.08
Forfeited	(22,355)	(9.20)

Unvested TSR performance-based restricted stock units, December 31, 2008	315,212	$8.04

Based on a change in the probability of achieving the performance criteria related to the vesting of the EPS performance-based portion of the restricted stock units, we reversed previously recognized compensation expense related to these units of $0.9 million for the six months ended December 31, 2008. For the six months ended December 31, 2007, compensation expense related to restricted stock units was $0.2 million. As of December 31, 2008, the total unrecognized compensation cost related to unvested stock units was $1.4 million and is expected to be recognized over a weighted average period of 2.8 years.

7.	BENEFIT PLANS

We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to most U.S. employees.

The table below summarizes the components of net periodic pension cost:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2008	2007	2008	2007

Service cost	$1,923	$2,508	$3,888	$5,010
Interest cost	10,267	9,986	20,853	19,934
Expected return on plan assets	(11,548)	(12,305)	(23,477)	(24,627)
Amortization of transition obligation	13	41	31	83
Amortization of prior service credit	(54)	(10)	(107)	(21)
Recognition of actuarial losses	469	564	958	1,127

Net periodic pension cost	$1,070	$784	$2,146	$1,506

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The table below summarizes the components of the net periodic other postretirement cost:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2008	2007	2008	2007

Service cost	$89	$133	$178	$266
Interest cost	418	433	837	867
Amortization of prior service cost	12	12	24	24
Recognition of actuarial gains	(21)	(131)	(42)	(263)

Net periodic other postretirement benefit cost	$498	$447	$997	$894

8.	INVENTORIES

We used the last-in, first-out (LIFO) method of valuing inventories for approximately 51 percent and 48 percent of total inventories at December 31, 2008 and June 30, 2008, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

Inventories consisted of the following:

	December 31,	June 30,
(in thousands)	2008	2008

Finished goods	$290,753	$288,188
Work in process and powder blends	177,440	176,680
Raw materials and supplies	83,350	75,999

Inventories at current cost	551,543	540,867
Less: LIFO valuation	(86,859)	(80,067)

Total inventories	$464,684	$460,800

9.	ENVIRONMENTAL MATTERS

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

Superfund Sites We are involved as a PRP at several Superfund sites, and have responded to notices for other Superfund sites as to which our records disclose no involvement or for which predecessors of certain of our acquired companies have acknowledged responsibility. We have established reserves that we believe to be adequate to cover our share of the potential costs of remediation at certain of the Superfund sites; at December 31, 2008 the total of these accruals was $0.2 million. For the remaining Superfund sites, proceedings in those matters have not yet progressed to a stage where it is possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities or the amount of our liability alone or in relation to that of any other PRPs.

Other Environmental Issues We also maintain reserves for other potential environmental issues. At December 31, 2008, the total of these accruals was $5.2 million and represents anticipated costs associated with the remediation of these issues. We recorded favorable foreign currency translation adjustments of $0.8 million during the six months ended December 31, 2008 related to these reserves.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10.	INCOME TAXES

The effective income tax rate for the three months ended December 31, 2008 and 2007 was 23.2 percent and 17.3 percent, respectively. The increase in the rate from the prior year was primarily the result of the impacts of restructuring and related charges in the current year and a benefit in the prior year associated with a dividend reinvestment plan in China. The impact of these items was partially offset by a benefit in the current quarter from the completion of a routine income tax examination for certain prior fiscal years.

The effective income tax rate for the six months ended December 31, 2008 and 2007 was 20.3 percent and 27.1 percent, respectively. The decrease in the rate from the prior year was driven by a non-cash income tax charge related to a German tax reform bill that adversely impacted the prior year, the release of a valuation allowance in Europe in the first quarter of the current year, and a benefit in the current year from the completion of a routine income tax examination for certain prior fiscal years. The impact of these items was partially offset by the impact of restructuring and related charges in the current year.

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

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options and restricted stock awards by 0.6 million shares and 1.5 million shares for the three months ended December 31, 2008 and 2007, respectively, and 0.8 million shares and 1.6 million shares for the six months ended December 31, 2008 and 2007, respectively. Unexercised stock options to purchase our capital stock of 3.4 million shares for the three months ended December 31, 2008, and 2.0 million shares for the six months ended December 31, 2008, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore their inclusion would have been anti-dilutive.

12.	COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2008	2007	2008	2007

Net income	$15,659	$50,146	$51,126	$85,025
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of income tax	130	310	1,131	381
Reclassification of unrealized loss (gain) on expired derivatives designated and qualified as cash flow hedges, net of income tax	2,220	(658)	4,866	(2,098)
Unrecognized net pension and other postretirement benefit gains (losses), net of income tax	3,143	(85)	4,564	(555)
Reclassification of net pension and other postretirement benefit losses, net of income tax	566	340	898	666
Foreign currency translation adjustments, net of income tax	(48,736)	24,935	(141,415)	58,198

Comprehensive (loss) income	$(27,018)	$74,988	$(78,830)	$141,617

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of acquired companies. Goodwill and intangible assets with indefinite lives are tested at least annually for impairment. We perform our annual impairment tests during the June quarter in connection with our annual planning process. We also perform specific impairment tests on an interim basis if we deem that a triggering event indicating impairment of the goodwill for a reporting unit or an indefinite-lived intangible asset may have occurred. We evaluate the recoverability of goodwill for each of our reporting units by comparing the fair value of each reporting unit with its carrying value. The fair values of our reporting units are determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit. We evaluate the recoverability of indefinite-lived intangible assets using a discounted cash flow analysis based on projected financial information. This evaluation is sensitive to changes in market interest rates and other external factors.

A possible indicator of impairment is the relationship of a company’s market capitalization to its book value. As of December 31, 2008, our market capitalization exceeded our book value. The persistence or further acceleration of the recent downturn in global economic conditions and turbulence in financial markets could have a further negative impact on our market capitalization and/or financial performance. Going forward, this could increase the likelihood of future non-cash impairment charges related to our goodwill or indefinite-lived intangible assets.

The carrying amount of goodwill attributable to each segment is as follows:

					December 31,
(in thousands)	June 30, 2008	Acquisitions	Adjustments	Translation	2008

MSSG	$282,187	$—	$248	$(19,034)	$263,401
AMSG	326,332	21,260	—	(6,775)	340,817

Total	$608,519	$21,260	$248	$(25,809)	$604,218

During the six months ended December 31, 2008, we completed a business acquisition in our AMSG segment for a net purchase price of $63.9 million, which generated AMSG goodwill of $21.3 million based on final purchase price allocation.
The components of other intangible assets and their useful lives are as follows:

	Estimated	December 31, 2008		June 30, 2008
	Useful Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Amount	Amortization

Contract-based	4 to 15	$6,344	$(4,639)	$6,237	$(4,469)
Technology-based and other	4 to 15	38,799	(17,067)	41,461	(16,850)
Customer-related	5 to 20	111,137	(19,128)	109,387	(16,233)
Unpatented technology	30	19,456	(3,322)	19,725	(2,955)
Trademarks	5 to 10	9,782	(1,995)	5,788	(1,503)
Trademarks	Indefinite	50,463	—	53,615	—

Total		$235,981	$(46,151)	$236,213	$(42,010)

As a result of the recent business acquisition discussed above, we recorded $10.7 million of identifiable intangible assets based on our aforementioned purchase price allocations as follows: Contract-based of $0.2 million, Customer-related of $6.3 million and Trademarks of $4.2 million. During the six months ended December 31, 2008, we also incurred $8.4 million in unfavorable foreign currency translation adjustments and amortization expense of $6.7 million

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

Our external sales, intersegment sales and operating income by segment are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2008	2007	2008	2007

External sales:
MSSG	$344,630	$434,733	$775,916	$842,430
AMSG	224,054	212,690	462,033	420,069

Total external sales	$568,684	$647,423	$1,237,949	$1,262,499

Intersegment sales:
MSSG	$36,353	$39,186	$87,043	$82,317
AMSG	4,662	9,695	11,615	20,548

Total intersegment sales	$41,015	$48,881	$98,658	$102,865

Total sales:
MSSG	$380,983	$473,919	$862,959	$924,747
AMSG	228,716	222,385	473,648	440,617

Total sales	$609,699	$696,304	$1,336,607	$1,365,364

Operating income (loss):
MSSG	$7,827	$61,986	$51,138	$117,338
AMSG	19,437	27,197	49,427	57,177
Corporate	(3,770)	(19,792)	(23,796)	(41,010)

Total operating income	$23,494	$69,391	$76,769	$133,505

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
SALES
Sales for the three months ended December 31, 2008 were $568.7 million, a decrease of $78.7 million, or 12.2 percent, from $647.4 million in the prior year quarter. The decrease in sales was due to 10 percent organic decline and 5 percent from unfavorable foreign currency effects partially offset by the net favorable impact of acquisitions and divestitures of 2 percent and more workdays of 1 percent. On a global basis, industrial production declined in contrast to the prior year quarter. Demand in most industry and market sectors weakened considerably in the latter half of the current year quarter.
Sales for the six months ended December 31, 2008 were $1,238.0 million, a decrease of $24.5 million, or 1.9 percent, from $1,262.5 million in the same period a year ago. The decrease in sales was primarily due to 3 percent organic decline partially offset by more workdays of 1 percent. Organic sales declined in all major metalworking markets except for Latin America and Asia Pacific. Organic sales increased in our advanced materials business primarily due to stronger sales of energy and related products as well as higher sales of mining and construction products partially offset by lower sales of engineered products.
GROSS PROFIT
Gross profit for the three months ended December 31, 2008 decreased $57.6 million, or 26.1 percent, to $163.3 million from $220.9 million in the prior year quarter. This decrease was primarily due to lower organic sales volume, reduced absorption of manufacturing costs due to lower production levels, unfavorable impact of foreign currency effects of $7.2 million, temporary disruption effects from restructuring programs, unfavorable business unit mix as well as restructuring and related charges of $3.9 million. Improved price realization more than offset the impact of higher raw material costs and the net favorable impact of acquisitions and divestitures was $7.4 million for the current quarter.
Gross profit margin for the three months ended December 31, 2008 was 28.7 percent, down 540 basis points from 34.1 percent in the prior year quarter. The change from the prior year quarter was primarily due to reduced absorption of manufacturing costs due to lower production levels, temporary disruption costs from restructuring programs as well as the unfavorable impact of restructuring and related charges of 70 basis points and less favorable business unit mix partially offset by the net favorable impact of improved price realization.
Gross profit for the six months ended December 31, 2008 decreased $50.9 million, or 11.8 percent, to $382.1 million from $433.0 million in the prior year quarter. The decrease was primarily due to lower organic sales volume, reduced absorption of manufacturing costs due to lower production levels, temporary disruption effects from restructuring programs and less favorable business unit mix as well as restructuring and related charges of $4.6 million. Improved price realization more than offset the impact of higher raw material costs, whereas the net favorable impact of acquisitions and divestitures was $6.7 million and foreign currency effects were favorable by $4.1 million for the current period.
Gross profit margin for the six months ended December 31, 2008 was 30.9 percent, down 340 basis points from 34.3 percent in the prior year period. The change from the prior year period was primarily due to reduced absorption of manufacturing costs due to lower production levels, temporary disruption costs from restructuring programs and the unfavorable impact of restructuring and related charges of 30 basis points as well as less favorable business unit mix partially offset by the net favorable impact of price realization.
OPERATING EXPENSE
Operating expense for the three months ended December 31, 2008 was $130.3 million, a decrease of $17.6 million, or 11.9 percent, compared to $147.9 million in the prior year quarter. The decrease is attributable to an $11.8 million decrease in employment expenses driven by lower provisions for employee incentive compensation programs, favorable impact of foreign currency effects of $6.4 million and the impact of other cost reductions of $3.2 million offset somewhat by the net unfavorable impact of acquisitions and divestitures of $3.8 million.
Operating expense for the six months ended December 31, 2008 was $284.0 million, a decrease of $9.0 million, or 3.0 percent, compared to $293.0 million in the prior year period. The decrease is attributable to a $10.6 million decrease in employment expenses driven by lower provisions for employee incentive compensation programs as well as the impact of other cost reductions of $2.7 million offset somewhat by the net unfavorable impact of acquisitions and divestitures of $3.2 million and unfavorable foreign currency effects of $1.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RESTRUCTURING CHARGES
As previously announced, the Company continued to implement certain restructuring plans to reduce costs and improve efficiency in our operations. The actions taken in 2009 related to facility rationalizations and employment reductions. For the three and six months ended December 31, 2008, we recorded restructuring charges of $6.2 million and $14.6 million, respectively. For the three months ended December 31, 2008, restructuring charges for MSSG and AMSG were $4.5 million and $1.7 million, respectively. For the six months ended December 31, 2008, restructuring charges for MSSG, AMSG and Corporate were $11.2 million, $2.9 million and $0.5 million, respectively. See Note 5 to our condensed consolidated financial statements set forth in Part 1 Item 1 of this Form 10-Q.
The actions being taken pursuant to our restructuring plans are expected to be completed over the next six to nine months. The restructuring and related charges recorded through December 31, 2008 were $27.5 million. Including these charges, the company expects to recognize approximately $90 million of pre-tax charges related to its restructuring plans. Approximately 95 percent of these charges are expected to be cash expenditures. Annual ongoing benefits from these actions, once fully implemented, are expected to be approximately $100 million.
AMORTIZATION OF INTANGIBLES
Amortization expense was $3.3 million for the three months ended December 31, 2008, a decrease of $0.3 million from $3.6 million in the prior year quarter. Amortization expense was $6.7 million for the six months ended December 31, 2008, an increase of $0.1 million from $6.6 million in the prior year period.
INTEREST EXPENSE
Interest expense for the three months ended December 31, 2008 of $8.0 million decreased $0.5 million, or 5.9 percent, from $8.5 million in the prior year quarter. The impact of an increase in average domestic borrowings of $195.0 million was more than offset by the impact of a 220 basis point decrease in average interest rates on domestic borrowings. The increase in these borrowings was driven by first quarter share repurchases for $127.5 million and a cash outlay of $65.0 million in the second quarter for a business acquisition.
Interest expense for the six months ended December 31, 2008 of $15.1 million decreased $1.2 million, or 7.3 percent, from $16.3 million in the prior year period. The impact of an increase in average domestic borrowings of $153.0 million due to the factors discussed above was more than offset by the impact of a 220 basis point decrease in average interest rates on domestic borrowings.
OTHER INCOME, NET
Other income, net for the three months ended December 31, 2008 and 2007 was $4.8 million and $1.0 million, respectively. The change was primarily driven by favorable foreign currency transaction results of $2.4 million.
Other income, net for the six months ended December 31, 2008 and 2007 was $3.4 million and $2.1 million, respectively. The change was primarily driven by an increase in interest income of $1.2 million.
INCOME TAXES
The effective income tax rate for the three months ended December 31, 2008 and 2007 was 23.2 percent and 17.3 percent, respectively. The increase in the rate from the prior year was primarily the result of the impacts of restructuring and related charges in the current year and a benefit in the prior year associated with a dividend reinvestment plan in China. The impact of these items was partially offset by a benefit in the current quarter from the completion of a routine income tax examination for certain prior fiscal years.
The effective income tax rate for the six months ended December 31, 2008 and 2007 was 20.3 percent and 27.1 percent, respectively. The decrease in the rate from the prior year was driven by a non-cash income tax charge related to a German tax reform bill that adversely impacted the prior year, the release of a valuation allowance in Europe in the first quarter of the current year, and a benefit in the current year from the completion of a routine income tax examination for certain prior fiscal years. The impact of these items was partially offset by the impact of restructuring and related charges in the current year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
BUSINESS SEGMENT REVIEW
Our operations are organized into two reportable operating segments consisting of Metalworking Solutions & Services Group (MSSG) and Advanced Materials Solutions Group (AMSG), and Corporate. The presentation of segment information reflects the manner in which we organize segments for making operating decisions and assessing performance. Corporate represents certain corporate shared service costs, employee benefit costs, employment costs, including performance-based bonuses and stock-based compensation expense, and eliminations of operating results between segments.
METALWORKING SOLUTIONS & SERVICES GROUP

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2008	2007	2008	2007

External sales	$344,630	$434,733	$775,916	$842,430
Intersegment sales	36,353	39,186	87,043	82,317
Operating income	7,827	61,986	51,138	117,338

For the three months ended December 31, 2008, MSSG external sales decreased $90.1 million, or 20.7 percent, from the prior year quarter. This decrease was the result of an organic sales decline of 15 percent, unfavorable foreign currency effects of 5 percent and 1 percent from the impact of divestitures. On a global basis, industrial production declined in contrast to the prior year quarter. Demand in most industry and market sectors weakened considerably in the latter half of the current year quarter. On a regional basis, Europe, India and North America reported organic sales declines of 17 percent, 17 percent and 16 percent, respectively, for the current year quarter. Asia Pacific and Latin America also experienced organic sales declines of 9 percent and 2 percent, respectively.
For the three months ended December 31, 2008, MSSG operating income decreased $54.2 million, or 87.4 percent, from the prior year quarter. Operating margin on total sales was 2.1 percent for the current quarter as compared to 13.1 percent in the prior year quarter. The primary drivers of the decline in operating margin were reduced absorption of manufacturing costs due to lower production levels and temporary disruption effects related to restructuring initiatives as well as restructuring and related charges of $7.3 million. The impact of recent price increases essentially offset the effect of higher raw material costs.
For the six months ended December 31, 2008, MSSG external sales decreased $66.5 million, or 7.9 percent, from the prior year period. This decrease was the result of an organic sales decline of 8 percent and 1 percent from the impact of divestitures partially offset by the favorable impact of more workdays of 1 percent. On a regional basis, North America, Europe and India reported organic sales declines of 12 percent, 8 percent and 6 percent, respectively for the current period. Asia Pacific and Latin America experienced organic sales growth of 6 percent and 3 percent, respectively, for the same period.
For the six months ended December 31, 2008, MSSG operating income decreased $66.2 million, or 56.4 percent, from the prior year period. Operating margin on total sales was 5.9 percent for the current period as compared to 12.7 percent in the prior year period. The primary drivers of the decline in operating margin were reduced absorption of manufacturing costs due to lower production levels and temporary disruption effects related to restructuring initiatives as well as restructuring and related charges of $14.5 million. The impact of recent price increases nearly offset the effect of higher raw material costs.
ADVANCED MATERIALS SOLUTIONS GROUP

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2008	2007	2008	2007

External sales	$224,054	$212,690	$462,033	$420,069
Intersegment sales	4,662	9,695	11,615	20,548
Operating income	19,437	27,197	49,427	57,177

For the three months ended December 31, 2008, AMSG external sales increased $11.4 million, or 5.3 percent, from the prior year quarter. This increase was the result of 8 percent from the impact of acquisitions partially offset by 3 percent from unfavorable foreign currency effects. Organic sales were flat as increased mining and construction sales and higher energy-related sales were offset by lower sales of engineered products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the three months ended December 31, 2008, AMSG operating income decreased $7.8 million, or 28.5 percent, from the prior year quarter. Operating margin on total sales was 8.5 percent in the current quarter as compared to 12.2 percent in the prior year quarter. The decline was primarily due to restructuring and related charges of $2.8 million, unfavorable business mix and lower performance in the engineered products business. Improved price realization more than offset the impact of higher raw material costs.
For the six months ended December 31, 2008, AMSG external sales increased $42.0 million, or 10.0 percent, from the prior year period. This was the result of 5 percent organic growth, 4 percent from the favorable impact of acquisitions and 1 percent from more workdays. Organic sales increased due to stronger energy-related and mining and construction product sales, offset somewhat by lower sales of engineered products.
For the six months ended December 31, 2008, AMSG operating income decreased $7.8 million, or 13.6 percent, from the prior year period. Operating margin on total sales was 10.4 percent in the current period as compared to 13.0 percent in the prior year period. This decline was primarily due to restructuring and related charges of $4.2 million, unfavorable business mix and lower performance in the engineered products business. Improved price realization more than offset the impact of higher raw material costs for the current period.
CORPORATE

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2008	2007	2008	2007

Operating loss	$(3,770)	$(19,792)	$(23,796)	$(41,010)

For the three months ended December 31, 2008, operating loss decreased $16.0 million, or 81.0 percent, compared to the prior year quarter, primarily due to lower provisions for employee incentive compensation programs.
For the six months ended December 31, 2008, operating loss decreased $17.2 million, or 42.0 percent, compared to the prior year period, primarily due to lower provisions for employee incentive compensation programs and the impact of continued cost containment efforts.
LIQUIDITY AND CAPITAL RESOURCES
Despite the recent unprecedented turmoil in the global financial markets, we continue to believe that cash flow from operations and the availability under our credit lines will be sufficient to meet our cash requirements for the foreseeable future. At December 31, 2008, we had cash and cash equivalents of $69.7 million. Also at December 31, 2008, we had remaining borrowing capacity of $324.9 million available under our multi-currency, revolving credit line which extends to March 2011. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets as well as the counterparty risk of our credit providers.
There have been no material changes in our contractual obligations and commitments since June 30, 2008.
Cash Flow Provided by Operating Activities
Cash flow from operations is our primary source of financing for capital expenditures and internal growth. During the six months ended December 31, 2008, cash flow provided by operating activities was $115.5 million, compared to $68.9 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items totaling $108.2 million and changes in certain assets and liabilities netting to $7.3 million. Contributing to these changes were a decrease in accounts receivable of $113.2 million partially offset by a decrease in accounts payable and accrued liabilities of $78.8 million due in part to a $14.3 million payment of 2008 performance-based bonuses, and an increase in inventories of $24.2 million.
During the six months ended December 31, 2007, cash flow provided by operating activities was $68.9 million and consisted of net income and non-cash items totaling $144.9 million offset somewhat by changes in certain assets and liabilities netting to $76.0 million. Contributing to these changes were a decrease in accounts payable and accrued liabilities of $60.7 million partially driven by a $15.1 million payment of 2007 performance-based bonuses, an increase in inventories of $39.9 million due to higher raw material prices and initiatives to increase service levels, and a decrease in accounts receivable of $45.5 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $132.2 million for the six months ended December 31, 2008, an increase of $66.8 million, compared to $65.4 million in the prior year period. During the six months ended December 31, 2008, cash used for investing activities included $68.7 million used for purchases of property, plant and equipment, which consisted primarily of equipment upgrades, and $65.4 million used for the acquisition of business assets.
For the six months ended December 31, 2007, cash flow used for investing activities was $65.4 million and included $79.6 million used for purchases of property, plant and equipment, which consisted primarily of equipment upgrades and geographical expansion, partially offset by proceeds from the sale of investments in affiliated companies of $5.9 million and proceeds from divestitures of $3.0 million.
Cash Flow Provided by Financing Activities
Cash flow provided by financing activities was $25.9 million for the six months ended December 31, 2008, an increase of $22.0 million, compared to $3.9 million in the prior year period. During the six months ended December 31, 2008, cash flow provided by financing activities included a $163.7 million net increase in borrowings and $3.8 million of dividend reinvestment and the effect of employee benefit and stock plans partially offset by $127.5 million used for the repurchase of capital stock and $17.9 million of cash dividends paid to shareowners.
During the six months ended December 31, 2007, cash flow provided by financing activities was $3.9 million and included a $65.2 million net increase in borrowings and $11.9 million of dividend reinvestment and the effect of employee benefit and stock plans, mostly offset by $55.4 million for the repurchase of capital stock and $17.5 million of cash dividends paid to shareowners.
FINANCIAL CONDITION
At December 31, 2008, total assets were $2,625.4 million having decreased $158.9 million from $2,784.3 million at June 30, 2008. Total liabilities increased $60.6 million from $1,114.9 million at June 30, 2008 to $1,175.5 million at December 31, 2008.
Working capital was $590.9 million at December 31, 2008, a decrease of $39.8 million or 6.3 percent from $630.7 million at June 30, 2008. The decrease in working capital included a decrease in accounts receivable of $145.4 million, a decrease in accounts payable of $60.3 million and a decrease in accrued expenses of $31.2 driven partially by the payment of 2008 performance-based bonuses of $14.3 million. Foreign currency effects accounted for $42.4 million, $8.9 million and $9.8 million of the decreases in accounts receivable, accounts payable and accrued liabilities, respectively.
Property, plant and equipment, net decreased $13.8 million from $749.8 million at June 30, 2008 to $736.0 million at December 31, 2008, primarily due to the unfavorable impact of foreign currency effects of $38.9 million and depreciation expense of $42.2 million partially offset by the impact from a business acquisition of $14.5 million and capital additions of $53.1 million.
At December 31, 2008, other assets were $885.2 million, an increase of $2.6 million from $882.6 million at June 30, 2008. The primary drivers for the increase were an increase in goodwill and other intangible assets of $32.0 million due to a business acquisition and an increase in the fair value of derivative contracts of $13.7 million partially offset by unfavorable foreign currency effects of $42.9 million and amortization of intangible assets of $6.7 million
Long-term debt and capital leases increased $166.5 million from $313.1 million at June 30, 2008 to $479.6 million at December 31, 2008 primarily due to borrowings for the repurchase of capital stock during the September quarter of $127.5 million and cash used for the acquisition of business assets for the six months ended December 31, 2008 of $65.4 million.
Shareowners’ equity was $1,430.7 million at December 31, 2008, a decrease of $217.2 million from $1,647.9 million at June 30, 2008. The decrease was primarily attributed to a reduction from foreign currency translation adjustments of $141.0 million, the purchase of capital stock of $127.5 million and cash dividends paid to shareowners of $17.9 million partially offset by net income of $51.1 million.

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
Superfund Sites We are involved as a PRP at several Superfund sites, and have responded to notices for other Superfund sites as to which our records disclose no involvement or for which predecessors of certain of our acquired companies have acknowledged responsibility. We have established reserves that we believe to be adequate to cover our share of the potential costs of remediation at certain of the Superfund sites; at December 31, 2008 the total of these accruals was $0.2 million. For the remaining Superfund sites, proceedings in those matters have not yet progressed to a stage where it is possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities or the amount of our liability alone or in relation to that of any other PRPs.
Other Environmental Issues We also maintain reserves for other potential environmental issues. At December 31, 2008, the total of these accruals was $5.2 million and represents anticipated costs associated with the remediation of these issues. We recorded favorable foreign currency translation adjustments of $0.8 million during the six months ended December 31, 2008 related to these reserves.
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of cost over the fair value of acquired companies. Goodwill and intangible assets with indefinite lives are tested at least annually for impairment. We perform our annual impairment tests during the June quarter in connection with our annual planning process. We also perform specific impairment tests on an interim basis if we deem that a triggering event indicating impairment of the goodwill for a reporting unit or an indefinite-lived intangible asset may have occurred. We evaluate the recoverability of goodwill for each of our reporting units by comparing the fair value of each reporting unit with its carrying value. The fair values of our reporting units are determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit. We evaluate the recoverability of indefinite-lived intangible assets using a discounted cash flow analysis based on projected financial information. This evaluation is sensitive to changes in market interest rates and other external factors.
A possible indicator of impairment is the relationship of a company’s market capitalization to its book value. As of December 31, 2008, our market capitalization exceeded our book value. The persistence or further acceleration of the recent downturn in global economic conditions and turbulence in financial markets could have a further negative impact on our market capitalization and/or financial performance. Going forward, this could increase the likelihood of future non-cash impairment charges related to our goodwill or indefinite-lived intangible assets.
DISCUSSION OF CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies since June 30, 2008.
NEW ACCOUNTING STANDARDS
See Note 3 to our condensed consolidated financial statements set forth in Part 1 Item 1 of this Form 10-Q for a description of new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have experienced certain changes in our exposure to market risk from June 30, 2008. The fair value of our interest rate swap agreements was an asset of $14.4 million as of December 31, 2008 and an asset of $0.7 million as of June 30, 2008. We recorded the change in fair value of these agreements as a gain in other comprehensive income and a corresponding decrease to long-term debt, as these instruments are accounted for as a fair value hedge of our long-term debt. The $13.7 million change in the recorded value of these agreements was non-cash and was the result of marking these instruments to market.
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
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased(1)	Paid per Share	or Programs	Programs

October 1 through October 31, 2008	2,117	$20.94	—	—
November 1 through November 30, 2008	11,562	17.11	—	—
December 1 through December 31, 2008	1,668	18.36	—	—

Total	15,347	$17.77	—	—

(1)	During the three months ended December 31, 2008, employees delivered 3,834 shares of restricted stock to Kennametal, upon vesting, to satisfy tax-withholding requirements. Also during the three months ended December 31, 2008, 11,513 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The information set forth in Part II, Item 4 of the Company’s September 30, 2008 Form 10-Q is incorporated herein by reference.

ITEM 6. EXHIBITS

(10)	Material Contracts

(10.1)*	Deferred Fee Plan for Outside Directors, as amended	Filed herewith.

(10.2)*	Directors Stock Incentive Plan, as amended	Filed herewith.

(10.3)*	Performance Bonus Stock Plan of 1995, as amended	Filed herewith.

(10.4)*	Kennametal Inc. Stock and Incentive Plan of 2002 (as amended on October 21, 2008)	Appendix A to the 2008 Proxy Statement filed September 8, 2008 is incorporated herein by reference.

(10.5)*	Amendment No. 3 to Employment Agreement with Carlos M. Cardoso	Filed herewith.

(10.6)*	Form of Amendment to Amended and Restated Employment Agreement with Named Executive Officers (other than Mr. Cardoso)	Filed herewith.

(10.7)*	Schedule of Named Executive Officers who have entered into the Amendment to the Amended and Restated Employment Agreement as set forth in Exhibit 10.6.	Filed herewith.

(10.8)*	Kennametal Inc. 2006 Executive Retirement Plan (as amended effective December 30, 2008)	Filed herewith.

(10.9)*	Kennametal Inc. Supplemental Executive Retirement Plan (as amended effective December 30, 2008)	Filed herewith.

(31)	Rule 13a-14a/15d-14(a) Certifications

(31.1)	Certification executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.

(31.2)	Certification executed by Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc., and Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.
Date: February 4, 2009	By:	/s/ Wayne D. Moser
Wayne D. Moser
Vice President Finance and Corporate Controller