Form 10-Q
period 2009-03-31
KENNAMETAL INC
filed 2009-05-06
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
Commission file number 1-5318
KENNAMETAL INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-0900168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

World Headquarters
1600 Technology Way
P.O. Box 231
Latrobe, Pennsylvania	15650-0231
(Address of principal executive offices)	(Zip Code)
Website: www.kennametal.com
Registrant’s telephone number, including area code: (724) 539-5000
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at April 30, 2009

Capital Stock, par value $1.25 per share	73,182,230

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009

This Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not relate strictly to historical or current facts. You can identify forward-looking statements by the fact they use words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression in connection with any discussion of future operating or financial performance or events. Forward-looking statements in this Form 10-Q may concern, among other things, Kennametal’s expectations regarding our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position, and product development, all of which are based on current expectations that involve inherent risks and uncertainties. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: the recent downturn in our industry; global and regional economic conditions; compliance with our debt arrangements; availability and cost of the raw materials we use to manufacture our products; our ability to protect our intellectual property in foreign jurisdictions; our foreign operations and international markets, such as currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability; energy costs; commodity prices; competition; integrating recent acquisitions, as well as any future acquisitions, and achieving the expected savings and synergies; business divestitures; demands on management resources; future terrorist attacks or acts of war; labor relations; demand for and market acceptance of new and existing products; and implementation of restructuring plans and environmental remediation matters. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. These and other risks are more fully described in the “Risk Factors” Section of our Annual Report on Form 10-K, in this Form 10-Q and in our other periodic filings with the Securities and Exchange Commission. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands, except per share data)	2009	2008	2009	2008

Sales	$441,311	$689,669	$1,679,260	$1,952,168
Cost of goods sold	337,529	451,803	1,193,385	1,281,273

Gross profit	103,782	237,866	485,875	670,895
Operating expense	108,054	150,461	392,084	443,414
Restructuring and asset impairment charges (Note 7)	143,476	35,000	158,092	35,000
Amortization of intangibles	3,196	3,487	9,874	10,058

Operating (loss) income	(150,944)	48,918	(74,175)	182,423
Interest expense	6,672	8,005	21,814	24,335
Other (income) expense, net	(5,243)	385	(8,630)	(1,711)

(Loss) income before income taxes and minority interest expense	(152,373)	40,528	(87,359)	159,799
(Benefit) provision for income taxes	(14,660)	16,616	(1,456)	48,953
Minority interest expense	161	742	845	2,651

Net (loss) income	$(137,874)	$23,170	$(86,748)	$108,195

PER SHARE DATA (Note 14)
Basic (loss) earnings	$(1.90)	$0.30	$(1.18)	$1.41

Diluted (loss) earnings	$(1.90)	$0.30	$(1.18)	$1.38

Dividends per share	$0.12	$0.12	$0.36	$0.35

Basic weighted average shares outstanding	72,673	76,463	73,238	76,984

Diluted weighted average shares outstanding	72,673	77,503	73,238	78,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	June 30,
(in thousands, except per share data)	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$98,190	$86,478
Accounts receivable, less allowance for doubtful accounts of $22,538 and $18,473	295,322	512,794
Inventories	426,455	460,800
Deferred income taxes	47,953	53,330
Other current assets	52,892	38,584

Total current assets	920,812	1,151,986

Property, plant and equipment:
Land and buildings	359,269	375,128
Machinery and equipment	1,350,429	1,382,028
Less accumulated depreciation	(979,915)	(1,007,401)

Property, plant and equipment, net	729,783	749,755

Other assets:
Investments in affiliated companies	2,142	2,325
Goodwill (Note 16)	496,836	608,519
Intangible assets, less accumulated amortization of $48,638 and $42,010 (Note 16)	173,291	194,203
Deferred income taxes	24,080	25,021
Other	50,427	52,540

Total other assets	746,776	882,608

Total assets	$2,397,371	$2,784,349

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases (Note 11)	$26,469	$813
Notes payable to banks	16,178	32,787
Accounts payable	110,873	189,050
Accrued income taxes	5,631	28,102
Accrued expenses	82,234	121,639
Foreign exchange contract payable to bank	30,626	—
Other current liabilities (Note 7)	137,583	148,920

Total current liabilities	409,594	521,311
Long-term debt and capital leases, less current maturities (Note 11)	459,446	313,052
Deferred income taxes	75,486	76,980
Accrued pension and postretirement benefits	111,975	129,179
Accrued income taxes	16,315	17,213
Other liabilities	56,549	57,180

Total liabilities	1,129,365	1,114,915

Commitments and contingencies

Minority interest in consolidated subsidiaries	18,678	21,527

SHAREOWNERS’ EQUITY
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 73,124 and 76,858 shares issued and outstanding	91,410	96,076
Additional paid-in capital	354,085	468,169
Retained earnings	828,119	941,553
Accumulated other comprehensive (loss) income	(24,286)	142,109

Total shareowners’ equity	1,249,328	1,647,907

Total liabilities and shareowners’ equity	$2,397,371	$2,784,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

Nine months ended March 31 (in thousands)	2009	2008

OPERATING ACTIVITIES
Net (loss) income	$(86,748)	$108,195
Adjustments for non-cash items:
Depreciation	62,650	59,262
Amortization	9,874	10,058
Stock-based compensation expense	6,241	7,387
Restructuring and asset impairment charges (Note 7)	113,730	35,000
Deferred income tax provision	(8,369)	19,730
Other	(190)	(1,411)
Changes in certain assets and liabilities, excluding effects of acquisitions:
Accounts receivable	173,901	11,266
Inventories	4,319	(56,813)
Accounts payable and accrued liabilities	(87,953)	(17,941)
Accrued income taxes	(12,759)	(18,384)
Other	(10,957)	2,209

Net cash flow provided by operating activities	163,739	158,558

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(92,712)	(130,587)
Disposals of property, plant and equipment	2,386	2,370
Acquisitions of business assets, net of cash acquired	(64,519)	361
Proceeds from divestitures	—	3,000
Proceeds from sale of investments in affiliated companies	—	5,915
Other	(20)	3,222

Net cash flow used for investing activities	(154,865)	(115,719)

FINANCING ACTIVITIES
Net (decrease) increase in notes payable	(16,053)	12,795
Net increase in short-term revolving and other lines of credit	55,526	—
Term debt borrowings	779,319	253,646
Term debt repayments	(645,287)	(230,244)
Proceeds from interest rate swap agreement termination (Note 6)	12,566	—
Purchase of capital stock	(127,648)	(64,642)
Dividend reinvestment and employee benefit and stock plans	3,985	12,566
Cash dividends paid to shareowners	(26,686)	(26,777)
Other	1,642	3,302

Net cash flow provided by (used for) financing activities	37,364	(39,354)

Effect of exchange rate changes on cash and cash equivalents	(34,526)	12,504

CASH AND CASH EQUIVALENTS
Net increase in cash and cash equivalents	11,712	15,989
Cash and cash equivalents, beginning of period	86,478	50,433

Cash and cash equivalents, end of period	$98,190	$66,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	ORGANIZATION

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

The condensed consolidated financial statements, which include our accounts and those of our consolidated subsidiaries, should be read in conjunction with our 2008 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2008 was derived from the audited balance sheet included in our 2008 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal, recurring adjustments. The results for the nine months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2009 is to the fiscal year ending June 30, 2009. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

3.	NEW ACCOUNTING STANDARDS

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides guidance on factors to be considered while estimating fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), when there has been a significant decrease in market activity for an asset or liability. This guidance retains the existing “exit price” concept under SFAS 157 and therefore does not change the objective of fair value measurements, even when there has been a significant decrease in market activity. FSP 157-4 is effective for Kennametal as of June 30, 2009. We are in the process of evaluating the provisions of this FSP to determine the impact of adoption on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1). FSP 107-1 expands the fair value disclosures to interim periods for all financial instruments that are within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” This FSP also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments as well as significant changes in such methods and assumptions from prior periods. FSP 107-1 is effective for Kennametal as of September 30, 2009. We are in the process of evaluating the provisions of this FSP to determine the impact of adoption on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141(R)-1). This FSP amends the guidance in SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)) and establishes a model to account for preacquisition contingencies. Under this FSP, an acquirer is required to recognize at fair value an asset or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. FSP 141(R)-1 is effective for Kennametal beginning July 1, 2009. We are in the process of evaluating the provisions of this FSP to determine the impact of adoption on our consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
On January 1, 2009, Kennametal adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161) as it relates to derivatives and hedging activities. SFAS 161 expands the current disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and provides for an enhanced understanding of (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. See Note 6 for additional disclosures.

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 expands the current disclosure requirements in SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” FSP 132(R)-1 requires companies to disclose how investment allocation decisions are made by management, major categories of plan assets, significant concentrations of risk within plan assets and information about the valuation of plan assets. FSP 132(R)-1 is effective for Kennametal beginning July 1, 2009. We are in the process of evaluating the provisions of this FSP to determine the impact of adoption on our consolidated financial statements.

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

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6). EITF 08-6 addresses a number of matters associated with the impact that SFAS 141(R) and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160) might have on the accounting for equity method investments. EITF 08-6 provides guidance on how an equity method investment should initially be measured, how it should be tested for impairment and how changes in classification from equity method to cost method should be treated as well as other issues. EITF 08-6 is to be applied prospectively and is effective for Kennametal beginning July 1, 2009. We are in the process of evaluating the provisions of this EITF to determine the impact of adoption on our consolidated financial statements.

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

On July 1, 2008, Kennametal adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) as it relates to financial assets and financial liabilities. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until July 1, 2009 for Kennametal. See Note 5 for additional disclosures.

In December 2007, the FASB issued SFAS 141(R) which establishes principles and requirements for how an acquirer accounts for business combinations and includes guidance for the recognition, measurement and disclosure of the identifiable assets acquired, the liabilities assumed and any noncontrolling or minority interest in the acquiree. It also provides guidance for the measurement of goodwill, the recognition of contingent consideration and the accounting for pre-acquisition gain and loss contingencies, as well as acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is to be applied prospectively and is effective for Kennametal beginning July 1, 2009. We are in the process of evaluating the provisions of SFAS 141(R) to determine the impact of adoption on our consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In December 2007, the FASB issued SFAS 160 which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolled interest. SFAS 160 is to be applied prospectively and is effective for Kennametal as of July 1, 2009, except for the presentation and disclosure requirements, which, upon adoption, will be applied retrospectively for all periods presented. We are in the process of evaluating the provisions of SFAS 160 to determine the impact of adoption on our consolidated financial statements.

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

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

Nine months ended March 31 (in thousands)	2009	2008

Cash paid during the period for:
Interest	$15,474	$17,860
Income taxes	12,361	41,863

Supplemental disclosure of non-cash information:
Contribution of stock to employees’ defined contribution benefit plans	225	—
Change in fair value of interest rate swaps	730	(18,626)
Changes in accounts payable related to purchases of property, plant and equipment	(12,800)	(14,500)

5.	FAIR VALUE MEASUREMENTS

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of March 31, 2009 the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Current assets:
Derivative contracts [a]	$—	$4,788	$—	$4,788

Total assets	$—	$4,788	$—	$4,788

Current liabilities:
Derivative contracts [a]	$—	$7	$—	$7

[a]	Foreign currency derivative contracts are valued based on observable market spot and forward rates and are classified within Level 2 of the fair value hierarchy.
6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As part of our financial risk management program, we use certain derivative financial instruments. We do not enter into derivative transactions for speculative purposes and therefore hold no derivative instruments for trading purposes. We use derivative financial instruments to provide predictability to the effects of changes in foreign exchange rates on our consolidated results and to achieve our targeted mix of fixed and floating interest rates on outstanding debt. We account for derivative instruments as a hedge of the related asset, liability, firm commitment or anticipated transaction when the derivative is specifically designated as a hedge of such items. Our objective in managing foreign exchange exposures with derivative instruments is to reduce volatility in cash flow, allowing us to focus more of our attention on business operations. With respect to interest rate management, these derivative instruments allow us to achieve our targeted fixed-to-floating interest rate mix as a separate decision from funding arrangements in the bank and public debt markets. We measure hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The ineffective portions are recorded in other income or expense.

As of March 31, 2009, derivatives designated and not designated as hedging instruments have been recorded in the condensed consolidated balance sheet at fair value as follows:

(in thousands)

Derivatives designated as hedging instruments
Other current assets — range forward contracts	$4,710

Total derivatives designated as hedging instruments	4,710

Derivatives not designated as hedging instruments
Other current assets — currency forward contracts	78
Other current liabilities — currency forward contracts	(7)

Total derivatives not designated as hedging instruments	71

Total derivatives	$4,781

Certain currency forward contracts hedging significant cross-border intercompany loans are considered as other derivatives and therefore do not qualify for hedge accounting. These contracts are recorded at fair value in the balance sheet, with the offset to other (income) loss, net. Losses (gains) related to derivatives not designated as hedging instruments have been recognized as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	March 31, 2009	March 31, 2009

Other (income) expense, net — currency forward contracts	$52	$(10)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FAIR VALUE HEDGES

Fixed-to-floating interest rate swap agreements, designated as fair value hedges, are entered into from time to time to hedge our exposure to fair value fluctuations on a portion of our fixed rate debt. These interest rate swap agreements convert a portion of our fixed rate debt to floating rate debt. These contracts require periodic settlement and the difference between amounts to be received and paid under the interest rate swap agreements is recognized in interest expense. We record the gain or loss on these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to the carrying value of the debt. Any gain or loss resulting from changes in the fair value of these contracts offset the corresponding gains or losses from changes in the fair values of the debt. As a result, changes in the fair value of these contracts have no net impact on current period earnings.

In February 2009, we terminated interest rate swap agreements to convert $200 million of our fixed rate debt to floating rate debt. These agreements were originally set to mature in June 2012. Upon termination, we received a cash payment of $13.2 million. Within the consolidated statement of cash flow, the $12.6 million forward portion of the payment has been disclosed under cash flow provided by financing activities and the $0.6 million current interest portion has been disclosed under cash flow provided by operating activities. This gain is being amortized as a component of interest expense over the remaining term of the related debt using the effective interest rate method. During the three months ended March 31, 2009, $0.5 million was recognized as a reduction in interest expense.

Gains related to fair value hedges have been recognized as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	March 31, 2009	March 31, 2009

Interest expense — interest rate swap agreements	$(908)	$(1,804)

CASH FLOW HEDGES

Currency forward contracts and range forward contracts (a transaction where both a put option is purchased and a call option is sold), designated as cash flow hedges, hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive income (loss), net of tax, and are recognized as a component of other income, net when the underlying sale of products or services are recognized into earnings. The notional amount of the contracts translated into U.S. dollars at March 31, 2009, was $38.0 million. The time value component of the fair value of range forwards is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at March 31, 2009, we expect to recognize into earnings in the next 12 months gains on outstanding derivatives of $4.7 million.

Floating-to-fixed interest rate swap agreements, designated as cash flow hedges, are entered into from time to time to hedge our exposure to interest rate changes on a portion of our floating rate debt. These interest rate swap agreements convert a portion of our floating rate debt to fixed rate debt. We record the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to accumulated other comprehensive income (loss), net of tax (AOCI). We had no such agreements outstanding at March 31, 2009.

Gains related to cash flow hedges have been recognized as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	March 31, 2009	March 31, 2009

Gain recognized in other comprehensive (loss) income — range forward contracts	$(534)	$(5,400)

Gain reclassified from accumulated other comprehensive (loss) income into other (income) expense, net — range forward contracts	$(3,950)	$(4,816)

For the three and nine months ended March 31, 2009, no portion of the gains recognized in earnings were due to ineffectiveness and no amount was excluded from our effectiveness testing.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7.	RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

Restructuring

As previously announced, the Company continued to implement restructuring plans to reduce costs and improve operating efficiencies. These actions relate to facility rationalizations and employment reductions and are expected to be completed over the next six to nine months. Restructuring and related charges recorded in the nine months ended March 31, 2009 amounted to $52.8 million, including $48.1 million of restructuring charges, of which $1.0 million were related to inventory disposals and recorded in cost of goods sold. Restructuring-related charges of $5.9 million were recorded in cost of goods sold and a restructuring-related benefit of $1.2 million was recorded in operating expense during the nine months ended March 31, 2009. Total restructuring and related charges recorded since the inception of the restructuring plans were $61.0 million. Including these charges, the company expects to recognize approximately $115 million of charges related to its restructuring plans. Annual ongoing benefits from these actions, once fully implemented, are expected to be approximately $125 million.

The restructuring accrual is recorded in other current liabilities in our condensed consolidated balance sheet and the amount attributable to each segment is as follows:

			Asset	Cash		March 31,
(in thousands)	June 30, 2008	Expense	Write-down	Expenditures	Translation	2009

MSSG
Severance	$3,070	$31,049	$—	$(13,776)	$(608)	$19,735
Facilities	—	1,019	(973)	(9)	(3)	34
Other	131	516	—	(440)	(7)	200

Total MSSG	3,201	32,584	(973)	(14,225)	(618)	19,969

AMSG
Severance	1,749	8,368	—	(5,203)	(93)	4,821
Facilities	—	2,010	(1,715)	(135)	(7)	153
Other	—	156	—	(90)	(19)	47

Total AMSG	1,749	10,534	(1,715)	(5,428)	(119)	5,021

Corporate
Severance	—	4,918	—	(1,149)	20	3,789
Other	—	30	—	(30)	—	—

Total Corporate	—	4,948	—	(1,179)	20	3,789

Total	$4,950	$48,066	$(2,688)	$(20,832)	$(717)	$28,779

Asset impairment

See discussion on our 2009 AMSG goodwill and indefinite-lived trademark impairment charges in Note 16 under the caption “Goodwill and Other Intangible Assets.”

8.	STOCK-BASED COMPENSATION

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Under the provisions of the 2002 Plan, participants may deliver our stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair value of shares delivered during the nine months ended March 31, 2009 and 2008 was $0.7 million and $1.0 million, respectively.

Options

The assumptions used in our Black-Scholes valuation related to stock option grants made during the nine months ended March 31, 2009 and 2008 were as follows:

	2009	2008

Risk-free interest rate	3.0%	4.5%
Expected life (years) (1)	4.5	4.5
Expected volatility (2)	27.7%	23.6%
Expected dividend yield	1.3%	1.4%

1)	Expected life is derived from historical experience.

2)	Expected volatility is based on the historical volatility of our capital stock.
Changes in our stock options for the nine months ended March 31, 2009 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average Exercise	Remaining	Intrinsic value
	Options	Price	Life (years)	(in thousands)

Options outstanding, June 30, 2008	3,148,214	$24.87
Granted	798,510	29.16
Exercised	(167,114)	14.20
Lapsed and forfeited	(277,479)	29.90

Options outstanding, March 31, 2009	3,502,131	$25.96	6.3	$823

Options vested and expected to vest, March 31, 2009	3,419,630	$25.87	6.2	$823

Options exercisable, March 31, 2009	2,028,308	$22.49	4.9	$823

Stock option expense for the nine months ended March 31, 2009 and 2008 was $3.3 million and $2.8 million, respectively.

The weighted average fair value per option granted during the nine months ended March 31, 2009 and 2008 was
$7.15 and $9.38, respectively. The fair value of options vested during the nine months ended March 31, 2009 and 2008 was $3.5 million and $3.9 million, respectively.

The amount of cash received from the exercise of stock options during the nine months ended March 31, 2009 and 2008 was $1.7 million and $8.7 million, respectively. The related tax benefit for the nine months ended March 31, 2009 and 2008 was $1.0 million and $2.2 million, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2009 and 2008 was $2.9 million and $6.7 million, respectively. As of March 31, 2009, the total unrecognized compensation cost related to options outstanding was $5.7 million and is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock

Changes in our restricted stock for the nine months ended March 31, 2009 were as follows:

		Weighted
		Average Fair
	Shares	Value

Unvested restricted stock, June 30, 2008	486,591	$31.55
Granted	175,302	29.25
Vested	(132,962)	29.33
Lapsed and forfeited	(97,450)	28.74

Unvested restricted stock, March 31, 2009	431,481	$31.94

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
During the nine months ended March 31, 2009 and 2008, compensation expense related to restricted stock awards was $3.5 million and $3.6 million, respectively. As of March 31, 2009, the total unrecognized compensation cost related to unvested restricted stock was $7.2 million and is expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock Units

The assumptions used in our valuation of the cumulative adjusted earnings per share (EPS) performance-based portion of restricted stock units granted during the nine months ended March 31, 2009 and 2008 were as follows:

	2009	2008

Expected quarterly dividend per share	$0.12	$0.12
Risk-free interest rate	2.3%	3.3%

As of March 31, 2009, we assumed that none of the EPS performance-based restricted stock units will vest.

Changes in the EPS performance-based portion of restricted stock units for the nine months ended March 31, 2009 were as follows:

		Weighted
	Stock	Average Fair
	Units	Value

Unvested EPS performance-based restricted stock units, June 30, 2008	531,435	$37.45
Granted	95,492	23.21
Forfeited	(58,127)	(37.45)

Unvested EPS performance-based restricted stock units, March 31, 2009	568,800	$35.06

The assumptions used in our lattice model valuation for the total shareholder return (TSR) performance-based portion of restricted stock units granted during the nine months ended March 31, 2009 and 2008 were as follows.

	2009	2008

Expected volatility	34.1%	24.1%
Expected dividend yield	2.0%	1.2%
Risk-free interest rate	2.3%	3.3%

Changes in the Company’s TSR performance-based restricted stock units for the nine months ended March 31, 2009 were as follows:

		Weighted
	Stock	Average Fair
	Units	Value

Unvested TSR performance-based restricted stock units, June 30, 2008	286,149	$9.20
Granted	51,418	2.08
Forfeited	(31,297)	(9.20)

Unvested TSR performance-based restricted stock units, March 31, 2009	306,270	$8.01

Based on a change in the probability of achieving the performance criteria related to the vesting of the EPS performance based portion of the restricted stock units, we reversed previously recognized compensation expense related to these units. The net credit recognized as compensation expense related to restricted stock units was $0.7 million for the nine months ended March 31, 2009. For the nine months ended March 31, 2008, compensation expense related to restricted stock units was $1.0 million. As of March 31, 2009, the total unrecognized compensation cost related to unvested stock units was $1.3 million and is expected to be recognized over a weighted average period of 2.5 years.

9.	BENEFIT PLANS

We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to most U.S. employees.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The table below summarizes the components of net periodic pension cost:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2009	2008	2009	2008

Service cost	$1,912	$2,520	$5,800	$7,530
Interest cost	10,191	10,057	31,044	29,991
Expected return on plan assets	(11,519)	(12,279)	(34,996)	(36,906)
Amortization of transition obligation	13	41	44	124
Amortization of prior service credit	(54)	(10)	(160)	(31)
Recognition of actuarial losses	467	566	1,425	1,693

Net periodic pension cost	$1,010	$895	$3,157	$2,401

The table below summarizes the components of the net periodic other postretirement (benefit) cost:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2009	2008	2009	2008

Service cost	$89	$134	$267	$400
Interest (benefit) cost	(233)	434	604	1,301
Amortization of prior service cost	12	11	36	35
Recognition of actuarial gains	(21)	(131)	(63)	(394)
Curtailment gain	(3,169)	—	(3,169)	—

Net periodic other postretirement (benefit) cost	$(3,322)	$448	$(2,325)	$1,342

During the three and nine months ended March 31, 2009, the Company recognized a curtailment gain of $3.2 million resulting from a plant closure of which $1.9 million was recognized in cost of goods sold and $1.3 million was recognized in operating expense.

10.	INVENTORIES

We used the last-in, first-out (LIFO) method of valuing inventories for approximately 53 percent and 48 percent of total inventories at March 31, 2009 and June 30, 2008, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

Inventories consisted of the following:

	March 31,	June 30,
(in thousands)	2009	2008

Finished goods	$267,883	$288,188
Work in process and powder blends	160,469	176,680
Raw materials and supplies	84,542	75,999

Inventories at current cost	512,894	540,867
Less: LIFO valuation	(86,439)	(80,067)

Total inventories	$426,455	$460,800

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11.	LONG TERM DEBT AND CAPITAL LEASES

Long term debt and capital lease obligations consist primarily of Senior Unsecured Notes issued in June 2002 having an aggregate face amount of $300.0 million as well as borrowings under a five-year, multi currency, revolving credit facility entered into in March 2006 (2006 Credit Agreement) which permits revolving credit loans of up to $500.0 million. The 2006 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement).

We were in compliance with these financial covenants as of March 31, 2009. Based on our current projections, we expect to be in compliance with these covenants at June 30, 2009. However, given the severe downturn in global markets and the uncertainty related thereto, we cannot assure that we will be able to maintain compliance with these financial covenants through fiscal year 2010. We will continue to closely monitor our results of operations and financial performance as well as other pertinent factors for any potential impact on our ability to comply with the covenants. Management believes that it can avoid noncompliance with these financial covenants through fiscal year 2010 by taking a combination of actions including improving cash flows, reducing outstanding indebtedness, amending or replacing the 2006 Credit Agreement or obtaining waivers or forbearances from our lenders, but there can be no assurances in this regard.

12.	ENVIRONMENTAL MATTERS

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

Superfund Sites We are involved as a PRP at several Superfund sites, and have responded to notices for other Superfund sites as to which our records disclose no involvement or for which predecessors of certain of our acquired companies have acknowledged responsibility. We have established reserves that we believe to be adequate to cover our share of the potential costs of remediation at certain of the Superfund sites; at March 31, 2009, the total of these accruals was $0.2 million. For the remaining Superfund sites, proceedings in those matters have not yet progressed to a stage where it is possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities or the amount of our liability alone or in relation to that of any other PRPs.

Other Environmental Issues We also maintain reserves for other potential environmental issues. At March 31, 2009, the total of these accruals was $5.0 million and represents anticipated costs associated with the remediation of these issues. We recorded favorable foreign currency translation adjustments of $1.0 million during the nine months ended March 31, 2009 related to these reserves.

13.	INCOME TAXES

The effective income tax rate for the three months ended March 31, 2009 and 2008 was 9.6 percent and 41.0 percent, respectively. The decrease in the rate from the prior year was primarily the result of the impact of a goodwill impairment charge recorded in the current year as well as a goodwill impairment charge recorded in the prior year. The impact of these items was partially offset by differing rates and effects related to international operations.

The effective income tax rate for the nine months ended March 31, 2009 and 2008 was 1.7 percent and 30.6 percent, respectively. The decrease in the rate from the prior year was primarily the result of the goodwill impairment charge recorded in the current year, as well as a goodwill impairment charge and a non-cash income tax charge related to a German tax reform bill that were recorded in the prior year. The impact of these items was partially offset by the release of a valuation allowance in Europe in the first quarter of the current year, a benefit from the completion of a routine income tax examination for certain prior fiscal years that was recorded in the second quarter of the current year, and differing rates and effects related to international operations.

14.	EARNINGS PER SHARE

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three and nine months ended March 31, 2009, the effect of unexercised capital stock options and restricted stock awards was anti-dilutive and therefore has been excluded from diluted shares outstanding as well as from the diluted earnings per share calculation. For purposes of determining the number of diluted shares outstanding for the three and nine months ended March 31, 2008, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options and restricted stock awards by 1.0 million shares and 1.4 million shares, respectively.

15.	COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2009	2008	2009	2008

Net (loss) income	$(137,874)	$23,170	$(86,748)	$108,195
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges, net of income tax	(1,404)	787	(273)	1,168
Reclassification of unrealized gain (loss) on expired derivatives designated and qualified as cash flow hedges, net of income tax	534	(345)	5,400	(2,443)
Unrecognized net pension and other postretirement benefit gains (losses), net of income tax	84	(369)	4,648	(923)
Reclassification of net pension and other postretirement benefit losses, net of income tax	630	324	1,529	989
Foreign currency translation adjustments, net of income tax	(36,284)	44,738	(177,699)	102,936

Comprehensive (loss) income	$(174,314)	$68,305	$(253,143)	$209,922

16.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of the net assets of acquired companies. Goodwill and intangible assets with indefinite lives are tested at least annually for impairment. We perform our annual impairment tests during the June quarter in connection with our annual planning process. We also perform specific impairment tests on an interim basis if we deem that a triggering event indicating impairment of the goodwill for a reporting unit or an indefinite-lived intangible asset may have occurred. We evaluate the recoverability of goodwill for each of our reporting units by comparing the fair value of each reporting unit with its carrying value. The fair values of our reporting units are determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit. We evaluate the recoverability of indefinite-lived intangible assets using a discounted cash flow analysis based on projected financial information. This evaluation is sensitive to changes in market interest rates and other external factors.

In view of the severe downturn in global markets during the March quarter, we made an assessment of the possible impairment of the goodwill and other long-lived assets of our various reporting units. As a result of this assessment, we determined that the magnitude and duration of the economic downturn, as well as other factors, served as a triggering event for an impairment test of our surface finishing machines and services business as well as our engineered products business. These businesses are both part of our AMSG segment. As a result of our test, we recorded a non-cash pre-tax impairment charge of $111.0 million. The pre-tax impairment charge related to our surface finishing machines and services business was $48.1 million of which $37.3 million was for goodwill and $10.8 million was for the indefinite-lived trademark. No goodwill remains on the books for our surface finishing machines and services business and the remaining balance for the trademark was $5.0 million as of March 31, 2009. The pre-tax impairment charge for the engineered products business was $62.9 million, all of which was for goodwill. As of March 31, 2009, the remaining balance of goodwill for the engineered products business was $39.6 million.

The further acceleration or extended persistence of the current downturn in global economic conditions could have a further negative impact on our business and financial performance. Going forward, this could require additional non-cash impairment charges related to our goodwill and intangible assets.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The carrying amount of goodwill attributable to each segment is as follows:

(in thousands)	June 30, 2008	Acquisitions	Impairment	Adjustments	Translation	March 31, 2009

MSSG	$282,187	$—	$—	$248	$(23,470)	$258,965
AMSG	326,332	21,461	(100,168)	—	(9,754)	237,871

Total	$608,519	$21,461	$(100,168)	$248	$(33,224)	$496,836

During the nine months ended March 31, 2009, we completed a business acquisition in our AMSG segment for a net purchase price of $64.1 million, which generated AMSG goodwill of $21.5 million based on the final purchase price allocation.
The components of other intangible assets and their useful lives are as follows:

	Estimated	March 31, 2009		June 30, 2008
	Useful Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Amount	Amortization

Contract-based	4 to 15	$6,331	$(4,740)	$6,237	$(4,469)
Technology-based and other	4 to 15	38,210	(17,543)	41,461	(16,850)
Customer-related	5 to 20	109,693	(20,524)	109,387	(16,233)
Unpatented technology	30	19,371	(3,519)	19,725	(2,955)
Trademarks	5 to 10	9,701	(2,312)	5,788	(1,503)
Trademarks	Indefinite	38,623	—	53,615	—

Total		$221,929	$(48,638)	$236,213	$(42,010)

As a result of the recent business acquisition discussed above, we recorded $10.7 million of identifiable intangible assets based on our aforementioned purchase price allocation as follows: Contract-based of $0.2 million, Customer-related of $6.3 million and Trademarks of $4.2 million. During the nine months ended March 31, 2009, we also incurred $10.9 million in unfavorable foreign currency translation adjustments and amortization expense of $9.9 million.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
17.	SEGMENT DATA

We operate two reportable operating segments consisting of MSSG and AMSG, and Corporate. We do not allocate certain corporate shared service costs, certain employee benefit costs, certain employment costs, such as performance-based bonuses and stock-based compensation expense, interest expense, other expense, income taxes or minority interest to our operating segments.

Our external sales, intersegment sales and operating (loss) income by segment are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2009	2008	2009	2008

External sales:
MSSG	$262,454	$459,407	$1,038,370	$1,301,837
AMSG	178,857	230,262	640,890	650,331

Total external sales	$441,311	$689,669	$1,679,260	$1,952,168

Intersegment sales:
MSSG	$25,263	$44,273	$112,306	$126,590
AMSG	3,025	9,396	14,640	29,944

Total intersegment sales	$28,288	$53,669	$126,946	$156,534

Total sales:
MSSG	$287,717	$503,680	$1,150,676	$1,428,427
AMSG	181,882	239,658	655,530	680,275

Total sales	$469,599	$743,338	$1,806,206	$2,108,702

Operating (loss) income:
MSSG	$(39,943)	$75,679	$11,196	$193,017
AMSG	(102,502)	(6,110)	(53,072)	51,067
Corporate	(8,499)	(20,651)	(32,299)	(61,661)

Total operating (loss) income	$(150,944)	$48,918	$(74,175)	$182,423

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
Kennametal Inc. is a leading global supplier of tooling, engineered components and advanced materials consumed in production processes. We believe that our reputation for manufacturing excellence as well as our technological expertise and innovation in our principal products has enabled us to achieve a leading market presence in our primary markets. End users of our products include metalworking manufacturers and suppliers across a diverse array of industries including the aerospace, automotive, machine tool, light machinery and heavy machinery industries, as well as manufacturers, producers and suppliers in a number of other industries including highway construction, coal mining, quarrying, and oil and gas exploration and production.
Over the past several years, we have been actively engaged in further balancing our geographic footprint between North America, Western Europe, and the rest of the world markets. This strategy, together with steps to enhance the balance of our sales among our end markets and business units, have helped to create a more diverse business base and thereby provide additional sales opportunities as well as limit reliance on and exposure to any specific region or market sector.
We entered the current fiscal year after delivering record sales and earnings per diluted share in our fiscal year ended June 30, 2008. Our sales continued to grow during the first months of the current fiscal year and we reported record September quarter sales for the three months ended September 30, 2008. Since then, global economic conditions and industrial activity have deteriorated substantially with a further downward acceleration in the March quarter. This has resulted in significantly lower industrial production and much lower demand for our products in all major geographic regions as well as most industry and market sectors. This has had a corresponding effect on our sales levels and operating performance. We believe that our experience in this regard is commensurate with most other companies in the global manufacturing industry.
In response to the impact of the rapid and steep decline in global demand, we have undertaken and will continue to aggressively implement restructuring and other actions to reduce our manufacturing costs and operating expenses. We also have taken, and will continue to take, other specific and targeted steps to maximize cash flow and liquidity. We remain confident in our ability to manage through the global economic downturn and are poised to respond quickly to further changes in global markets while continuing to serve our customers and preserve our competitive strengths. At the same time, we will maintain our sharp focus on cash flow.
The following narrative provides further discussion and analysis of our results of operations, liquidity and capital resources as well as other pertinent matters.
RESULTS OF OPERATIONS
SALES
Sales for the three months ended March 31, 2009 were $441.3 million, a decrease of $248.4 million, or 36 percent, from $689.7 million in the prior year quarter. The decrease in sales was due to a 32 percent organic decline and a 5 percent decrease from unfavorable foreign currency effects partially offset by the net favorable impact of acquisitions and divestitures of 1 percent. On a global basis, industrial production declined in contrast to the prior year quarter. Demand in most industry and markets weakened substantially in relation to the prior year.
Sales for the nine months ended March 31, 2009 were $1,679.3 million, a decrease of $272.9 million, or 14.0 percent, from $1,952.2 million in the same period a year ago. The decrease in sales was due to 13 percent organic decline and 2 percent from unfavorable foreign currency effects partially offset by the net favorable impact of acquisitions and divestitures of 1 percent. Organic sales declined in all major metalworking markets. Organic sales declined in our advanced materials business primarily due to lower sales in the surface finishing machines and services business as well as the engineered products business.
GROSS PROFIT
Gross profit for the three months ended March 31, 2009 decreased $134.1 million, or 56.4 percent, to $103.8 million from $237.9 million in the prior year quarter. This decrease was primarily due to lower organic sales volume, reduced absorption of manufacturing costs due to lower production levels, unfavorable foreign currency effects of $8.8 million, temporary disruption effects from restructuring programs and unfavorable business unit mix as well as restructuring and related charges of $2.2 million. Improved price realization more than offset the impact of higher raw material costs and the net favorable impact of acquisitions and divestitures was $4.9 million for the current quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Gross profit margin for the three months ended March 31, 2009 was 23.5 percent as compared to 34.5 percent in the prior year quarter. The change from the prior year quarter was primarily due to reduced absorption of manufacturing costs due to lower production levels, a less favorable business unit mix, temporary disruption effects from restructuring programs and restructuring and related charges, partially offset by the net favorable impact of higher price realization.
Gross profit for the nine months ended March 31, 2009 decreased $185.0 million, or 27.6 percent, to $485.9 million from $670.9 million in the prior year period. The decrease was primarily due to lower organic sales volume, reduced absorption of manufacturing costs due to lower production levels, temporary disruption effects from restructuring programs, unfavorable foreign currency effects of $4.7 million and less favorable business unit mix as well as restructuring and related charges of $6.9 million. Improved price realization more than offset the impact of higher raw material costs, and the net favorable impact of acquisitions and divestitures was $11.7 million for the current period.
Gross profit margin for the nine months ended March 31, 2009 was 28.9 percent, down from 34.4 percent in the prior year period. The change from the prior year period was primarily due to reduced absorption of manufacturing costs due to lower production levels, temporary disruption costs from restructuring programs and the unfavorable impact of restructuring and related charges as well as less favorable business unit mix, partially offset by the net favorable impact of higher price realization.
OPERATING EXPENSE
Operating expense for the three months ended March 31, 2009 was $108.1 million, a decrease of $42.4 million, or 28.2 percent, compared to $150.5 million in the prior year quarter. The decrease is attributable to a $28.6 million decrease in employment expenses driven by restructuring and cost management activities as well as lower provisions for incentive compensation programs, favorable foreign currency effects of $7.8 million, a net benefit of $1.1 million driven by a postretirement benefit plan curtailment gain recognized during the current quarter and the impact of other cost reductions of $8.2 million, offset somewhat by the net unfavorable impact of acquisitions and divestitures of $3.3 million.
Operating expense for the nine months ended March 31, 2009 was $392.1 million, a decrease of $51.3 million, or 11.6 percent, compared to $443.4 million in the prior year period. The decrease is attributable to a $39.2 million decrease in employment expenses driven by restructuring and cost management activities as well as lower provisions for incentive compensation programs, favorable foreign currency effects of $6.6 million, a net benefit of $1.2 million driven by a postretirement benefit plan curtailment gain recognized during the current period and the impact of other cost reductions of $10.7 million, offset somewhat by the net unfavorable impact of acquisitions and divestitures of $6.4 million.
RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
Restructuring
As previously announced, the Company continued to implement restructuring plans to reduce cost and improve operating efficiencies. These actions relate to facility rationalizations and employment reductions.
Restructuring and related charges recorded in the three months ended March 31, 2009 amounted to $33.5 million, including $33.1 million of restructuring charges, of which $0.7 million were related to inventory disposals and recorded in cost of goods sold. Restructuring-related charges of $1.5 million were recorded in cost of goods sold and a restructuring-related benefit of $1.1 million was recorded in operating expenses for the three months ended March 31, 2009.
Restructuring and related charges recorded in the nine months ended March 31, 2009 amounted to $52.8 million, including $48.1 million of restructuring charges, of which $1.0 million was related to inventory disposals and recorded as cost of goods sold. Restructuring-related charges of $5.9 million were recorded in cost of goods sold and a restructuring-related benefit of $1.2 million was recorded in operating expense for the nine months ended March 31, 2009.
For the three months ended March 31, 2009, restructuring charges for MSSG, AMSG and Corporate were $23.4 million, $7.9 million and $1.8 million, respectively. For the nine months ended March 31, 2009, restructuring charges for MSSG, AMSG and Corporate were $32.6 million, $10.5 million and $5.0 million, respectively. See Note 7 to our condensed consolidated financial statements set forth in Part I Item 1 of this Form 10-Q.
The actions being taken pursuant to our restructuring plans are expected to be completed over the next six to nine months. The restructuring and related charges recorded through March 31, 2009 were $61 million. Including these charges, the company expects to recognize approximately $115 million of pre-tax charges related to its restructuring plans. Annual ongoing benefits from these actions, once fully implemented, are expected to be approximately $125 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Asset Impairment
In view of the severe downturn in global markets during the current quarter, we made an assessment of the possible impairment of the goodwill and other long-lived assets of our various reporting units. As a result of this assessment, we determined that the magnitude and duration of the economic downturn, as well as other factors, served as a triggering event for an impairment test of our surface finishing machines and services business as well as our engineered products business. These businesses are both part of our AMSG segment. As a result of our test, we recorded a non-cash pre-tax impairment charge of $111.0 million during the three months ended March 31, 2009. See Note 16 to our condensed consolidated financial statements set forth in Part I Item 1 of this Form 10-Q.
A goodwill impairment charge of $35.0 million was also recorded for the surface finishing machines and services business during the three months ended March 31, 2008. This was the result of an impairment test performed as part of the financial closing procedures for the quarter due to lower than expected operating performance and a revised earnings forecast for that business as a result of weakened market conditions and outlook.
AMORTIZATION OF INTANGIBLES
Amortization expense was $3.2 million for the three months ended March 31, 2009, a decrease of $0.3 million from $3.5 million in the prior year quarter. Amortization expense was $9.9 million for the nine months ended March 31, 2009, a decrease of $0.2 million from $10.1 million in the prior year period.
INTEREST EXPENSE
Interest expense for the three months ended March 31, 2009 of $6.7 million decreased $1.3 million, or 16.7 percent, from $8.0 million in the prior year quarter. The impact of an increase in average domestic borrowings of $153.7 million was more than offset by the impact of a 271 basis point decrease in average interest rates on domestic borrowings. The increase in these borrowings was driven by first quarter share repurchases for $127.6 million and a cash outlay of $64.5 million in the second quarter for a business acquisition.
Interest expense for the nine months ended March 31, 2009 of $21.8 million decreased $2.5 million, or 10.4 percent, from $24.3 million in the prior year period. The impact of an increase in average domestic borrowings of $153.1 million due to the factors discussed above was more than offset by the impact of a 236 basis point decrease in average interest rates on domestic borrowings.
OTHER (INCOME) EXPENSE, NET
Other income, net for the three months ended March 31, 2009 was $5.2 million. Other expense, net for the three months ended March 31, 2008 was $0.4 million. The change was primarily driven by a favorable change in foreign currency transaction results of $6.5 million.
Other income, net for the nine months ended March 31, 2009 and 2008 was $8.6 million and $1.7 million, respectively. The change was primarily driven by favorable change in foreign currency transaction results of $6.5 million.
INCOME TAXES
The effective income tax rate for the three months ended March 31, 2009 and 2008 was 9.6 percent and 41.0 percent, respectively. The decrease in the rate from the prior year was primarily the result of the impact of a goodwill impairment charge recorded in the current year as well as a goodwill impairment charge recorded in the prior year. The impact of these items was partially offset by differing rates and effects related to international operations.
The effective income tax rate for the nine months ended March 31, 2009 and 2008 was 1.7 percent and 30.6 percent, respectively. The decrease in the rate from the prior year was primarily the result of the goodwill impairment charge recorded in the current year, as well as a goodwill impairment charge and a non-cash income tax charge related to a German tax reform bill that was recorded in the prior year. The impact of these items was partially offset by the release of a valuation allowance in Europe in the first quarter of the current year, a benefit from the completion of a routine income tax examination for certain prior fiscal years that was recorded in the second quarter of the current year, and differing rates and effects related to international operations.

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
METALWORKING SOLUTIONS & SERVICES GROUP

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2009	2008	2009	2008

External sales	$262,454	$459,407	$1,038,370	$1,301,837
Intersegment sales	25,263	44,273	112,306	126,590
Operating (loss) income	(39,943)	75,679	11,196	193,017

For the three months ended March 31, 2009, MSSG external sales decreased $197.0 million, or 42.9 percent, from the prior year quarter. This decrease was the result of an organic sales decline of 35 percent, unfavorable foreign currency effects of 6 percent and 2 percent from the impact of divestitures. On a global basis, industrial production declined sequentially and in comparison to the prior year quarter. Demand in most industry and market sectors weakened substantially. On a regional basis, Europe, India and North America reported organic sales declines of 40 percent, 38 percent and 34 percent, respectively, for the current year quarter. Asia Pacific and Latin America also experienced organic sales declines of 31 percent and 21 percent, respectively.
For the three months ended March 31, 2009, MSSG operating loss was $39.9 million compared to operating income of $75.7 million for the prior year quarter. The primary drivers which led to the lower operating performance compared to the prior year were reduced sales volume, reduced absorption of manufacturing costs due to lower production levels as well as restructuring and related charges of $25.4 million and temporary disruption effects related to restructuring programs.
For the nine months ended March 31, 2009, MSSG external sales decreased $263.5 million, or 20.2 percent, from the prior year period. This decrease was the result of an organic sales decline of 18 percent, unfavorable foreign currency effects of 2 percent and the impact of divestitures of 1 percent partially offset by the impact of more workdays of 1 percent. On a regional basis, Europe, North America and India reported organic sales declines of 19 percent, 18 percent and 17 percent, respectively for the current period. Asia Pacific and Latin America experienced organic sales declines of 8 percent and 6 percent, respectively.
For the nine months ended March 31, 2009, MSSG operating income decreased by $181.8 million from the prior year period. Operating margin on total sales was 1.0 percent for the current period as compared to 13.5 percent for the prior year period. The primary drivers for the decline in operating margin were reduced absorption of manufacturing costs due to lower production levels as well as restructuring and related charges of $39.9 million and temporary disruption effects related to restructuring programs.
ADVANCED MATERIALS SOLUTIONS GROUP

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2009	2008	2009	2008

External sales	$178,857	$230,262	$640,890	$650,331
Intersegment sales	3,025	9,396	14,640	29,944
Operating (loss) income	(102,502)	(6,110)	(53,072)	51,067

For the three months ended March 31, 2009, AMSG external sales decreased $51.4 million, or 22.3 percent, from the prior year quarter. This decrease was the result 24 percent organic decline and a 3 percent decrease from unfavorable foreign currency effects, partially offset by the favorable impact of acquisitions of 5 percent. The organic decline was primarily driven by lower sales in the surface finishing machines and services business as well as the engineered products business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
For the three months ended March 31, 2009, AMSG operating loss was $102.5 million compared to operating loss of $6.1 million for the prior year quarter. Operating results for the current quarter included an impairment charge of $111.0 million as well as restructuring and related charges of $9.5 million. Operating results for the prior year quarter included an impairment charge of $35.0 million. In addition, operating results for the current quarter were impacted by lower sales and production volumes in the engineered products business as compared to the prior year quarter.
For the nine months ended March 31, 2009, AMSG external sales decreased $9.4 million, or 1.5 percent, from the prior year period. This was the result of a 5 percent organic decline and a 1 percent decrease from unfavorable foreign currency effects, partially offset by the favorable impact of acquisitions of 5 percent. Organic sales decreased primarily due to lower sales in the surface finishing machines and services business as well as the engineered products business.
For the nine months ended March 31, 2009, AMSG operating loss was $53.1 million compared to operating income of $51.1 million for the prior year period. The decline in operating performance was primarily due to charges related to restructuring and asset impairment of $124.7 million and lower sales and production volumes in the engineered products business.
CORPORATE

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2009	2008	2009	2008

Operating loss	$(8,499)	$(20,651)	$(32,299)	$(61,661)

For the three months ended March 31, 2009, operating loss decreased $12.2 million, or 58.8 percent, compared to the prior year quarter, primarily due to lower provisions for performance-based employee compensation programs as well as the impact of cost reduction actions.
For the nine months ended March 31, 2009, operating loss decreased $29.4 million, or 47.6 percent, compared to the prior year period, primarily due to lower provisions for employee incentive compensation programs and the impact of cost reduction actions.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations is our primary source of funds for financing our capital expenditures and internal growth. During the nine months ended March 31, 2009, cash flow provided by operating activities was $163.7 million, which exceeded our investment in capital expenditures and a business acquisition for that period. As an additional source of funds to meet our cash requirements, we have a five-year, multi currency, revolving credit facility entered into in March 2006 (2006 Credit Agreement) that extends to March 2011 and permits revolving credit loans of up to $500.0 million. Borrowings under the 2006 Credit Agreement as of March 31, 2009 were $159.9 million that were used in part to finance the repurchase of $127.6 million in capital stock during the nine months ended March 31, 2009.
At March 31, 2009, we had cash and cash equivalents of $98.2 million of which $30.6 million was used for payment on April 1, 2009 of a liability related to a foreign exchange contract. Total shareowners’ equity was $1,249.3 million and total debt was $502.1 million, including borrowings under the 2006 Credit Agreement, as of March 31, 2009. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets as well as the counterparty risk of our credit providers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The 2006 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with these financial covenants as of March 31, 2009. Based on our current projections, we expect to be in compliance with these covenants at June 30, 2009. However, given the severe downturn in global markets and the uncertainty related thereto, we cannot assure that we will be able to maintain compliance with these financial covenants through fiscal year 2010. We will continue to closely monitor our results of operations and financial performance as well as other pertinent factors for any potential impact on our ability to comply with the covenants. Management believes that it can avoid noncompliance with these financial covenants through fiscal year 2010 by taking a combination of actions including improving cash flows, reducing outstanding indebtedness, amending or replacing the 2006 Credit Agreement or obtaining waivers or forbearances from our lenders, but there can be no assurances in this regard. Any failure to comply would be an event of default under the 2006 Credit Agreement. If such an event of default were to occur, and we are unable to cure the default, amend the 2006 Credit Agreement, or obtain a waiver, the lenders could require immediate payment of all amounts outstanding under the agreement and terminate their commitments to lend under the agreement. This could, in turn, trigger an event of default under any cross-default provisions of the company’s other outstanding indebtedness, and potentially accelerate our obligation to repay that indebtedness.
There have been no material changes in our contractual obligations and commitments since June 30, 2008.
Cash Flow Provided by Operating Activities
During the nine months ended March 31, 2009, cash flow provided by operating activities was $163.7 million, compared to $158.6 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net loss and non-cash items amounting to $97.2 million of cash generation plus cash provided by changes in certain assets and liabilities netting to $66.6 million. Contributing to these changes was a decrease in accounts receivable of $173.9 million and a decrease in inventories of $4.3 million, partially offset by a decrease in accounts payable and accrued liabilities of $88.0 million due in part to a $14.3 million payment of 2008 performance-based bonuses, an increase in accrued income taxes of $12.8 million and an increase in other liabilities of $11.0 million.
During the nine months ended March 31, 2008, cash flow provided by operating activities was $158.6 million and consisted of net income and non-cash items totaling $238.2 million, offset somewhat by cash used by changes in certain assets and liabilities netting to $79.7 million. Contributing to these changes was an increase in inventories of $56.8 million, a decrease in accrued income taxes of $18.4 million, partially due to the impact of adoption of FIN 48, and a decrease in accounts payable and accrued liabilities of $17.9 million due in part to a $15.1 million payment of 2007 performance-based bonuses, offset somewhat by a decrease in accounts receivable of $11.3 million.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $154.9 million for the nine months ended March 31, 2009, an increase of $39.2 million, compared to $115.7 million in the prior year period. During the nine months ended March 31, 2009, cash used for investing activities included $92.7 million used for purchases of property, plant and equipment, which consisted primarily of equipment upgrades, and $64.5 million used for the acquisition of business assets.
Cash flow used for investing activities was $115.7 million for the nine months ended March 31, 2008, and included $130.6 million used for purchases of property, plant and equipment, which consisted primarily of equipment upgrades and geographical expansion, partially offset by proceeds from the sale of investments in affiliated companies of $5.9 million and proceeds from divestitures of $3.0 million.
Cash Flow Provided by (Used for) Financing Activities
Cash flow provided by financing activities was $37.4 million for the nine months ended March 31, 2009 compared to cash flow used for financing activities of $39.4 million in the prior year period. During the nine months ended March 31, 2009, cash flow provided by financing activities included a $173.5 million net increase in borrowings, $12.6 million in proceeds from termination of interest rate swap agreements and $4.0 million of dividend reinvestment and the effect of employee benefit and stock plans partially offset by $127.6 million used for the repurchase of capital stock and $26.7 million of cash dividends paid to shareowners.
During the nine months ended March 31, 2008, cash flow used for financing activities was $39.4 million and included $64.6 million for the repurchase of capital stock and $26.8 million of cash dividends paid to shareowners offset somewhat by a $36.2 million net increase in borrowings and $12.6 million of dividend reinvestment and the effect of employee benefit and stock plans.
FINANCIAL CONDITION
At March 31, 2009, total assets were $2,397.4 million having decreased $386.9 million from $2,784.3 million at June 30, 2008. Total liabilities increased $14.5 million from $1,114.9 million at June 30, 2008 to $1,129.4 million at March 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Working capital was $511.2 million at March 31, 2009, a decrease of $119.5 million or 18.9 percent from $630.7 million at June 30, 2008. The decrease in working capital was driven primarily by a decrease in accounts receivable of $217.5 million and a decrease in inventory of $34.3 million, partially offset by a decrease in accounts payable of $78.2 million and a decrease in accrued expenses of $39.4 million driven partially by the payment of 2008 performance-based bonuses of $14.3 million. Foreign currency effects accounted for $52.4 million, $42.2 million, $11.5 million and $12.1 million of the decreases in accounts receivable, inventory, accounts payable and accrued liabilities, respectively.
Property, plant and equipment, net decreased $20.0 million from $749.8 million at June 30, 2008 to $729.8 million at March 31, 2009, primarily due to the unfavorable impact of foreign currency effects of $50.7 million and depreciation expense of $62.7 million partially offset by the impact from a business acquisition of $14.5 million and net capital additions of $78.9 million.
At March 31, 2009, other assets were $746.8 million, a reduction of $135.8 million from $882.6 million at June 30, 2008. The primary drivers for the reduction were a decrease in goodwill of $111.7 million and a decrease in intangible assets of $ 20.9 million. The decrease in goodwill was driven by write-downs related to impairment of $100.2 million as well as unfavorable foreign currency effects of $33.2 million, partially offset by additions related to a business acquisition of $21.5 million. The decrease in intangible assets was due to the write-down of a trademark intangible of $10.8 million as well as unfavorable foreign currency translation effects of $10.9 million and amortization of $9.9 million, partially offset by additions related to a business acquisition of $10.7 million.
Long-term debt and capital leases increased $146.3 million from $313.1 million at June 30, 2008 to $459.4 million at March 31, 2009, primarily due to borrowings for the repurchase of capital stock during the September quarter of $127.6 million and cash used for the acquisition of business assets during the December quarter of $64.5 million.
Shareowners’ equity was $1,249.3 million at March 31, 2009, a decrease of $398.6 million from $1,647.9 million at June 30, 2008. The decrease was primarily attributed to a reduction from foreign currency translation adjustments of $177.6 million, the purchase of capital stock of $127.6 million, the net loss of $86.7 million and cash dividends paid to shareowners of $26.7 million.
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
Superfund Sites We are involved as a PRP at several Superfund sites, and have responded to notices for other Superfund sites as to which our records disclose no involvement or for which predecessors of certain of our acquired companies have acknowledged responsibility. We have established reserves that we believe to be adequate to cover our share of the potential costs of remediation at certain of the Superfund sites; at March 31, 2009, the total of these accruals was $0.2 million. For the remaining Superfund sites, proceedings in those matters have not yet progressed to a stage where it is possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities or the amount of our liability alone or in relation to that of any other PRPs.
Other Environmental Issues We also maintain reserves for other potential environmental issues. At March 31, 2009, the total of these accruals was $5.0 million and represents anticipated costs associated with the remediation of these issues. We recorded favorable foreign currency translation adjustments of $1.0 million during the nine months ended March 31, 2009 related to these reserves.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of cost over the fair value of the net assets of acquired companies. Goodwill and intangible assets with indefinite lives are tested at least annually for impairment. We perform our annual impairment tests during the June quarter in connection with our annual planning process. We also perform specific impairment tests on an interim basis if we deem that a triggering event indicating impairment of the goodwill for a reporting unit or an indefinite-lived intangible asset may have occurred. We evaluate the recoverability of goodwill for each of our reporting units by comparing the fair value of each reporting unit with its carrying value. The fair values of our reporting units are determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit. We evaluate the recoverability of indefinite-lived intangible assets using a discounted cash flow analysis based on projected financial information. This evaluation is sensitive to changes in market interest rates and other external factors.
In view of the severe downturn in global markets during the March quarter, we made an assessment of the possible impairment of the goodwill and other long-lived assets of our various reporting units. As a result of this assessment, we determined that the magnitude and duration of the economic downturn, as well as other factors, served as a triggering event for an impairment test of our surface finishing machines and services business as well as our engineered products business. These businesses are both part of our AMSG segment. As a result of our test, we recorded a non-cash pre-tax impairment charge of $111.0 million. The pre-tax impairment charge related to our surface finishing machines and services business was $48.1 million of which $37.3 million was for goodwill and $10.8 million was for the indefinite-lived trademark. No goodwill remains on the books for our surface finishing machines and services business and the remaining balance for the trademark was $5.0 million as of March 31, 2009. The pre-tax impairment charge for the engineered products business was $62.9 million, all of which was for goodwill. As of March 31, 2009, the remaining balance of goodwill for the engineered products business was $39.6 million.
The further acceleration or extended persistence of the current downturn in global economic conditions could have a further negative impact on our business and financial performance. Going forward, this could require additional non-cash impairment charges related to our goodwill and intangible assets.
DISCUSSION OF CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies since June 30, 2008.
NEW ACCOUNTING STANDARDS
See Note 3 to our condensed consolidated financial statements set forth in Part I Item 1 of this Form 10-Q for a description of new accounting standards.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have experienced certain changes in our exposure to market risk from June 30, 2008. We terminated our interest rate swap agreements in February 2009 and received cash of $13.2 million. As of June 30, 2008, the fair value of our interest rate swap agreements was an asset of $0.7 million. During the period that these agreements are in effect, we record the change in the fair value of the agreements to long-term asset and long-term debt, as these instruments are accounted for as a fair value hedge of our long-term debt.
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

ITEM 4. CONTROLS AND PROCEDURES (CONTINUED)
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
As a result of developments in the macro-economic environment and global markets since the filing of our 2008 Annual Report on Form 10-K, we have reviewed and updated in their entirety the risk factors previously disclosed in our 2008 Annual Report.
Downturns in the business cycle could adversely affect our sales and profitability. Our business has historically been cyclical and subject to significant impact from economic downturns. Recently, economic conditions have deteriorated substantially in many of the countries and regions where we do business and may remain depressed for the foreseeable future. This has had a commensurate effect on our sales and profitability. The persistence of the current uncertain macro-economic climate and tightening of credit markets, combined with a further or extended weakening in our end markets could have a further negative impact on our sales and profitability and consequently have a material adverse effect on our business, financial condition and results of operations.
A prolonged downturn in business could impact our ability to comply with debt covenants which could adversely affect our financial condition. We have outstanding debt and are required to meet certain financial and other covenants. We were in compliance with our debt covenants as of March 31, 2009, and based on our current projections, we expect to be in compliance with these covenants at June 30, 2009. However, given the severe downturn and present uncertainty in global markets, we cannot assure that we will be able to maintain compliance with these covenants in the future. Any failure to comply with these covenants, if not cured or waived by our lenders, could adversely affect our business, results of operations and financial condition. For further information regarding our debt covenants, please see the Liquidity and Capital Resources discussion included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
We may not be able to manage and integrate acquisitions successfully. In the past, we have acquired companies and we continue to evaluate acquisition opportunities that have the potential to support and strengthen our business. We can give no assurances, however, that any acquisition opportunities will arise or if they do, that they will be consummated, or that additional financing, if needed, will be available on satisfactory terms. In addition, acquisitions involve inherent risks that the businesses acquired will not perform in accordance with our expectations. We may not be able to achieve the synergies and other benefits we expect from the integration of acquisitions as successfully or rapidly as projected, if at all. Our failure to effectively integrate newly acquired operations could prevent us from realizing our expected rate of return on an acquired business and could have a material and adverse effect on our results of operations and financial condition.
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

ITEM 1A. RISK FACTORS (CONTINUED)
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
Natural disasters or other global or regional catastrophic events could disrupt our operations and adversely affect results. Despite our concerted effort to minimize risk to our production capabilities and corporate information systems and to reduce the effect of unforeseen interruptions to us through business continuity planning, we still may be exposed to interruptions due to catastrophe, natural disaster, pandemic, terrorism or acts of war, which are beyond our control. Disruptions to our facilities or systems, or to those of our key suppliers, could also interrupt operational processes and adversely impact our ability to manufacture our products and provide services and support to our customers. As a result, our business, our results of our operations, financial position, cash flows and stock price could be adversely affected.
Our continued success depends on our ability to protect our intellectual property. Our future success depends in part upon our ability to protect our intellectual property. We rely principally on nondisclosure agreements and other contractual arrangements and trade secret law and, to a lesser extent, trademark and patent law, to protect and defend our intellectual property. However, these measures may be inadequate to protect our intellectual property from infringement by others or prevent misappropriation of our proprietary rights. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do U.S. laws. Our inability to protect our proprietary information and enforce or defend our intellectual property rights through infringement proceedings could have a material adverse effect on our business, financial condition and results of operations.
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

ITEM 1A. RISK FACTORS (CONTINUED)
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased(1)	Paid per Share	or Programs	Programs

January 1 through January 31, 2009	1,042	22.83	—	—
February 1 through February 28, 2009	6,659	17.82	—	—
March 1 through March 31, 2009	5,558	16.42	—	—

Total	13,259	17.63	—	—
`

(1)	During the three months ended March 31, 2009, employees delivered 2,376 shares of restricted stock to Kennametal, upon vesting, to satisfy tax-withholding requirements and 4,224 shares of Kennametal stock as payment for the exercise price of stock options. Also during the three months ended March 31, 2009, 6,659 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program.
ITEM 6. EXHIBITS

(31)	Rule 13a-14a/15d-14(a) Certifications

(31.1)	Certification executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.

(31.2)	Certification executed by Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc., and Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.
Date: May 6, 2009	By:	/s/ Wayne D. Moser
Wayne D. Moser
Vice President Finance and Corporate Controller