Form 10-Q
period 2009-09-30
KENNAMETAL INC
filed 2009-11-05
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
Commission file number 1-5318
KENNAMETAL INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-0900168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

World Headquarters 1600 Technology Way P.O. Box 231 Latrobe, Pennsylvania	15650-0231
(Address of principal executive offices)	(Zip Code)
Website: www.kennametal.com
Registrant’s telephone number, including area code: (724) 539-5000
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at October 31, 2009

Capital Stock, par value $1.25 per share	81,400,777

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KENNAMETAL INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended September 30
(in thousands, except per share data)	2009	2008

Sales	$409,395	$643,374
Cost of goods sold	291,594	428,254

Gross profit	117,801	215,120
Operating expense	116,162	150,956
Restructuring charges (Note 8)	7,830	8,412
Amortization of intangibles	3,340	3,409

Operating (loss) income	(9,531)	52,343
Interest expense	6,371	7,083
Other (income) expense, net	(2,952)	1,086

(Loss) income from continuing operations before income taxes	(12,950)	44,174
(Benefit) provision for income taxes	(5,129)	8,377

(Loss) income from continuing operations	(7,821)	35,797
(Loss) income from discontinued operations	(1,367)	455

Net (loss) income	(9,188)	36,252
Less: Net income attributable to noncontrolling interests	629	785

Net (loss) income attributable to Kennametal	$(9,817)	$35,467

Amounts attributable to Kennametal Shareowners:
(Loss) income from continuing operations	$(8,450)	$35,012
(Loss) income from discontinued operations	(1,367)	455

Net (loss) income attributable to Kennametal	$(9,817)	$35,467

PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL (Note 16)
Basic (loss) earnings
Continuing operations	$(0.10)	$0.47
Discontinued operations	(0.02)	0.01

	$(0.12)	$0.48

Diluted (loss) earnings
Continuing operations	$(0.10)	$0.46
Discontinued operations	(0.02)	0.01

	$(0.12)	$0.47

Dividends per share	$0.12	$0.12

Basic weighted average shares outstanding	79,772	74,399

Diluted weighted average shares outstanding	79,772	75,526

The accompanying notes are an integral part of these consolidated financial statements.

KENNAMETAL INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	June 30,
(in thousands, except per share data)	2009	2009

ASSETS
Current assets:
Cash and cash equivalents	$105,099	$69,823
Accounts receivable, less allowance for doubtful accounts of $27,308 and $25,228	286,040	278,977
Inventories (Note 12)	371,969	381,306
Deferred income taxes	52,778	51,797
Other current assets	68,520	94,001

Total current assets	884,406	875,904

Property, plant and equipment:
Land and buildings	361,772	357,285
Machinery and equipment	1,342,458	1,322,107
Less accumulated depreciation	(987,409)	(959,066)

Property, plant and equipment, net	716,821	720,326

Other assets:
Investments in affiliated companies	2,186	2,138
Goodwill (Note 19)	506,930	502,983
Intangible assets, less accumulated amortization of $57,031 and $53,159 (Note 19)	172,945	174,453
Deferred income taxes	24,570	23,129
Other	49,774	48,041

Total other assets	756,405	750,744

Total assets	$2,357,632	$2,346,974

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases (Note 13)	$25,525	$21,147
Notes payable to banks	16,856	28,218
Accounts payable	90,840	87,176
Accrued income taxes	12,273	18,897
Accrued expenses	78,420	81,838
Other current liabilities (Note 8)	162,807	141,693

Total current liabilities	386,721	378,969
Long-term debt and capital leases, less current maturities (Note 13)	324,978	436,592
Deferred income taxes	71,449	71,281
Accrued pension and postretirement benefits	136,750	132,787
Accrued income taxes	4,339	5,497
Other liabilities	32,636	54,393

Total liabilities	956,873	1,079,519

Commitments and contingencies

EQUITY (Note 17)
Kennametal shareowners’ equity :
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 81,361 and 73,232 shares issued	101,701	91,540
Additional paid-in capital	474,255	357,839
Retained earnings	766,747	786,345
Accumulated other comprehensive income	36,999	11,719

Total Kennametal shareowners’ equity	1,379,702	1,247,443
Noncontrolling interests	21,057	20,012

Total equity	1,400,759	1,267,455

Total liabilities and equity	$2,357,632	$2,346,974

The accompanying notes are an integral part of these consolidated financial statements.

KENNAMETAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

Three months ended September 30 (in thousands)	2009	2008

OPERATING ACTIVITIES
Net (loss) income	$(9,188)	$36,252
Adjustments for non-cash items:
Depreciation	20,150	21,288
Amortization	3,340	3,409
Stock-based compensation expense	5,392	3,734
Restructuring charges	49	863
Deferred income tax provision	(1,410)	(2,840)
Other	1,295	(239)
Changes in certain assets and liabilities, excluding effects of acquisitions and divestitures:
Accounts receivable	2,228	27,891
Inventories	16,817	(26,919)
Accounts payable and accrued liabilities	(6,772)	(24,081)
Accrued income taxes	(5,281)	(2,978)
Other	(9,330)	1,570

Net cash flow provided by operating activities	17,290	37,950

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(8,915)	(44,592)
Disposals of property, plant and equipment	987	1,309
Proceeds from divestiture (Note 9)	27,000	—
Other	386	(324)

Net cash flow provided by (used for) investing activities	19,458	(43,607)

FINANCING ACTIVITIES
Net decrease in notes payable	(11,490)	(18,691)
Net increase in short-term revolving and other lines of credit	4,500	18,700
Term debt borrowings	85,101	330,895
Term debt repayments	(195,319)	(196,555)
Net proceeds from sale of capital stock	(72)	(127,331)
Net proceeds from equity offering (Note 17)	120,696	—
Dividend reinvestment and employee benefit and stock plans	1,694	3,369
Cash dividends paid to shareowners	(9,781)	(9,191)
Other	(1,874)	2,943

Net cash flow (used for) provided by financing activities	(6,545)	4,139

Effect of exchange rate changes on cash and cash equivalents	5,073	(16,105)

CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	35,276	(17,623)
Cash and cash equivalents, beginning of period	69,823	86,478

Cash and cash equivalents, end of period	$105,099	$68,855

The accompanying notes are an integral part of these consolidated financial statements.
Note: Amounts presented for all years include cash flows from discontinued operations.

KENNAMETAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The consolidated financial statements, which include our accounts and those of our consolidated subsidiaries, should be read in conjunction with our 2009 Annual Report on Form 10-K. The consolidated balance sheet as of June 30, 2009 was derived from the audited balance sheet included in our 2009 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal, recurring adjustments. The results for the three months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2010 is to the fiscal year ending June 30, 2010. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

3.	NEW ACCOUNTING STANDARDS

As of September 30, 2009, Kennametal adopted, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASC 105-10). The FASB Accounting Standards Codification (Codification) is the single source of authoritative nongovernmental accounting principles generally accepted in the United States of America (U.S. GAAP). The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification affects the way companies reference U.S. GAAP in financial statements and in their accounting policies.

In September 2009, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables” (EITF 08-1). EITF 08-1 will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and will often result in earlier revenue recognition. In addition, the residual method of allocating arrangement consideration is no longer permitted under EITF 08-1. EITF 08-1 is to be applied prospectively and is effective for Kennametal beginning July 1, 2010. We are in the process of evaluating the provisions of this EITF to determine the impact of adoption on our consolidated financial statements.

As of September 30, 2009, Kennametal adopted Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 supplements and amends the guidance in ASC 820, “Fair Value Measurements and Disclosures,” to clarify how an entity should measure the fair value of liabilities. ASU 2009-05 also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurements of its fair value. The adoption of ASU 2009-05 did not have a material impact on our consolidated financial statements. See Note 5 for additional disclosures.

As of September 30, 2009, Kennametal adopted ASC 825-10, “Interim Disclosure about Fair Value of Financial Instruments.” ASC 825-10 expands required fair value disclosures to interim periods for all financial instruments that are within the scope of ASC 825-10, “Disclosures about Fair Value of Financial Instruments.” ASC 825-10 also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments as well as significant changes in such methods and assumptions from prior periods. The adoption of ASC 825-10 expanded the related disclosures in our consolidated financial statements. See Note 6 for additional disclosures.

KENNAMETAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of July 1, 2009, Kennametal adopted ASC 805-20, “Business Combinations” which establishes principles and requirements for how an acquirer accounts for business combinations and includes guidance for the recognition, measurement and disclosure of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. It also provides guidance for the measurement of goodwill, the recognition of contingent consideration and the accounting for pre-acquisition gain and loss contingencies, as well as acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. ASC 805-20 is to be applied prospectively. The adoption of ASC 805-20 expanded the disclosure requirements for goodwill and requires companies to disclose the gross amount of goodwill before and after accumulated impairment losses. See Note 19 for additional disclosures.

As of July 1, 2009, Kennametal adopted ASC 805-20, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This new guidance amends the previous guidance on “Business Combinations” and establishes a model to account for preacquisition contingencies. ASC 805-20 requires an acquirer to recognize at fair value an asset or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria ASC 450-20, “Accounting for Contingencies” and, “Reasonable Estimation of the Amount of a Loss,” to determine whether the contingency should be recognized as of the acquisition date or after it. The adoption of ASC 805-20, which is to be applied prospectively, had no impact on our consolidated financial statements given we had no acquisitions during the three months ended September 30, 2009.

As of July 1, 2009, Kennametal adopted ASC 350-30, “Accounting for Defensive Intangible Assets.” ASC 350-30 applies to all acquired intangible assets in situations in which the entity does not intend to actively use the asset but intends to hold the asset to prevent others from obtaining access to the asset with limited exceptions. ASC 350-30 requires that defensive intangible assets be accounted for as a separate unit of accounting and be assigned a useful life. The adoption of ASC 350-30 had no impact on our consolidated financial statements as we have no defensive intangible assets.

As of July 1, 2009, Kennametal adopted ASC 715-20, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” ASC 715-20 expands the current disclosure requirements in ASC 715-20, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The additional guidance in ASC 715-20 requires companies to disclose how investment allocation decisions are made by management, major categories of plan assets, significant concentrations of risk within plan assets and information about the valuation of plan assets. Additional footnote disclosures will be required in our consolidated financial statements included in our 2010 Annual Report on Form 10-K.

As of July 1, 2009, Kennametal adopted ASC 323-10, “Equity Method Investment Accounting Considerations.” ASC 323-10 addresses a number of matters associated with the impact that ASC 805-20 and ASC 810-10 “Noncontrolling Interest in Consolidated Financial Statements” might have on the accounting for equity method investments. ASC 323-10 provides guidance on how an equity method investment should initially be measured, how it should be tested for impairment and how changes in classification from equity method to cost method should be treated as well as other issues. The adoption of ASC 323-10 had no impact on our consolidated financial statements.

As of July 1, 2009, Kennametal adopted ASC 260-10, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” ASC 260-10 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of ASC 260-10 did not have a material impact on our consolidated financial statements.

As of July 1, 2009, Kennametal adopted ASC 810-10, “Noncontrolling Interests in Consolidated Financial Statements” to establish accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810-10 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolled interest. ASC 810-10 has also changed the related disclosure requirements for our consolidated financial statements. See the consolidated statements of income, consolidated balance sheet and Note 17.

KENNAMETAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
On July 1, 2009, Kennametal adopted ASC 820-10, “Fair Value Measurements” as it relates to nonfinancial assets and nonfinancial liabilities. The adoption of ASC 820-10 did not have an impact on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for Kennametal beginning July 1, 2010. We are in the process of evaluating the provisions of SFAS 167 to determine the impact of adoption on our consolidated financial statements.

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

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

Three months ended September 30 (in thousands)	2009	2008

Cash paid during the period for:
Interest	$760	$723
Income taxes	1,865	4,101

Supplemental disclosure of non-cash information:
Contribution of stock to employees’ defined contribution benefit plans	1,482	—
Change in fair value of interest rate swaps	—	(1,661)
Changes in accounts payable related to purchases of property, plant and equipment	—	(12,800)

5.	FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Fair value measurements are assigned a level within the hierarchy based on the lowest significant input level. The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for identical or similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3: Inputs that are unobservable.

KENNAMETAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of September 30, 2009, the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Current assets:
Derivative contracts [a]	$—	$2,773	$—	$2,773

Total assets	$—	$2,773	$—	$2,773

Current liabilities:
Derivative contracts [a]	$—	$66	$—	$66

[a]	Foreign currency derivative contracts are valued based on observable market spot and forward rates and are classified within Level 2 of the fair value hierarchy.
6.	FINANCIAL INSTRUMENTS

The methods used to estimate the fair value of our financial instruments are as follows:

Cash and Equivalents, Current Maturities of Long-Term Debt and Notes Payable to Banks The carrying amounts approximate their fair value because of the short maturity of the instruments.

Long-Term Debt Fixed rate debt had a fair market value of $322.7 million and $314.1 million at September 30, 2009 and June 30, 2009, respectively. The fair value is determined based on the quoted market price of this debt as of September 30, 2009 and June 30, 2009, respectively.

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The fair value of derivatives designated and not designated as hedging instruments in the consolidated balance sheet are as follows:

	September 30,	June 30,
(in thousands)	2009	2009

Derivatives designated as hedging instruments:
Other current assets — range forward contracts	$5	$182
Other current liabilities — range forward contracts	(26)	—

Total derivatives designated as hedging instruments	(21)	182

Derivatives not designated as hedging instruments:
Other current assets — currency forward contracts	2,768	13
Other current liabilities — currency forward contracts	(40)	(36)

Total derivatives not designated as hedging instruments	2,728	(23)

Total derivatives	$2,707	$159

KENNAMETAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Certain currency forward contracts hedging significant cross-border intercompany loans are considered as other derivatives and therefore do not qualify for hedge accounting. These contracts are recorded at fair value in the balance sheet, with the offset to other income, net. (Gains) losses related to derivatives not designated as hedging instruments have been recognized as follows:

	Three months ended September 30
(in thousands)	2009	2008

Other (income) expense, net — currency forward contracts	$(2,745)	$3

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

In February 2009, we terminated interest rate swap agreements to convert $200.0 million of our fixed rate debt to floating rate debt. These agreements were originally set to mature in June 2012. Upon termination, we received a cash payment of $13.2 million. This gain is being amortized as a component of interest expense over the remaining term of the related debt using the effective interest rate method. During the three months ended September 30, 2009, $1.4 million was recognized as a reduction in interest expense. We had no such agreements outstanding at September 30, 2009.

Gains related to fair value hedges have been recognized as follows:

	Three months ended September 30
(in thousands)	2009	2008

Interest expense — interest rate swap agreements	$(1,424)	$(448)

CASH FLOW HEDGES

Currency forward contracts and range forward contracts (a transaction where both a put option is purchased and a call option is sold), designated as cash flow hedges, hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive income (loss), net of tax, and are recognized as a component of other income, net when the underlying sale of products or services are recognized into earnings. The notional amount of the contracts translated into U.S. dollars at September 30, 2009 and 2008, was $14.0 million and $101.8 million, respectively. The time value component of the fair value of range forwards is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at September 30 2009, we expect to recognize into earnings in the next 12 months gains on outstanding derivatives of $0.04 million.

KENNAMETAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Floating-to-fixed interest rate swap agreements, designated as cash flow hedges, are entered into from time to time to hedge our exposure to interest rate changes on a portion of our floating rate debt. These interest rate swap agreements convert a portion of our floating rate debt to fixed rate debt. We record the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to accumulated other comprehensive income (loss), net of tax (AOCI). We had no such agreements outstanding at September 30, 2009.

Losses (gains) related to cash flow hedges have been recognized as follows:

	Three months ended September 30
(in thousands)	2009	2008

Losses (gains) recognized in other comprehensive (loss) income — range forward contracts	$37	$(2,640)

(Gains) losses reclassifed from accumulated other comprehensive (loss) income into other (income) expense, net — range forward contracts	$(1,408)	$1,185

For the three months ended September 30, 2009 and 2008, no portions of the gains (losses) recognized in earnings were due to ineffectiveness and no amount was excluded from our effectiveness testing.

8.	RESTRUCTURING CHARGES

As previously announced, the Company continued to implement restructuring plans to reduce costs and improve operating efficiencies. These actions relate to the rationalization of certain manufacturing and service facilities, as well as other employment and cost reduction programs. Restructuring and related charges recorded in the three months ended September 30, 2009 amounted to $8.5 million, including $7.8 million of restructuring charges. Restructuring related charges of $0.5 million and $0.3 million were recorded in cost of goods sold and operating expense, respectively, during the three months ended September 30, 2009.

Total restructuring and related charges recorded since the inception of the restructuring plans through September 30, 2009 were $90.0 million. Including these charges, we expect to recognize approximately $115 million of pre-tax charges related to our restructuring plans. The majority of the remaining charges are expected to be incurred over the next six to nine months, most of which are expected to be cash expenditures. We realized pre-tax benefits from these restructuring programs of $30 million in the current quarter most of which were incremental to the same quarter one year ago. As a result the Company is nearing its target to achieve approximately $125 million in annual pre-tax benefits from these initiatives.

The restructuring accrual is recorded in other current liabilities in our consolidated balance sheet and the amount attributable to each segment is as follows:

			Asset	Cash
(in thousands)	June 30, 2009	Expense	Write-down	Expenditures	Translation	September 30, 2009

MSSG
Severance	$19,988	$3,968	$—	$(8,565)	$570	$15,961
Facilities	518	49	(49)	(81)	(1)	436
Other	201	62	—	(101)	25	187

Total MSSG	20,707	4,079	(49)	(8,747)	594	16,584

AMSG
Severance	4,465	740	—	(3,368)	99	1,936
Facilities	158	—	—	—	—	158
Other	48	333	—	(25)	9	365

Total AMSG	4,671	1,073	—	(3,393)	108	2,459

Corporate
Severance	1,584	2,678	—	(1,126)	8	3,144

Total Corporate	1,584	2,678	—	(1,126)	8	3,144

Total	$26,962	$7,830	$(49)	$(13,266)	$710	$22,187

KENNAMETAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9.	DISCONTINUED OPERATIONS

On June 30, 2009, we completed the sale of our high speed steel drills and related product lines as we continued to focus on shaping our business portfolio and rationalizing our manufacturing footprint. This divestiture, which was part of our MSSG segment, was accounted for as discontinued operations. Cash proceeds from this divestiture amounted to $29.0 million, of which $2.0 million was received prior to closing and $27.0 million was received during the three months ended September 30, 2009. We incurred pre-tax charges related to the divestiture of $2.2 million during the three months ended September 30, 2009. These pre-tax charges as well as the related tax effects were recorded in discontinued operations. We expect to incur additional pre-tax charges related to this divestiture of $2.0 million to $3.0 million over the next three to six months.

The following represents the results of discontinued operations:

	Three months ended September 30
(in thousands)	2009	2008

Sales	$—	$25,891

(Loss) income from discontinued operations before income taxes	$(2,210)	$582
Income tax benefit (expense)	843	(127)

(Loss) income from discontinued operations	$(1,367)	$455

10.	STOCK-BASED COMPENSATION

Stock options are granted to eligible employees at fair market value on the date of grant. Stock options are exercisable under specific conditions for up to 10 years from the date of grant. On October 21, 2008, at its Annual Meeting of Shareowners, the Company’s shareowners approved the Amended and Restated Kennametal Stock and Incentive Plan of 2002 (the 2002 Plan). The 2002 Plan was amended primarily to (i) increase the aggregate number of shares of the Company’s Capital Stock available for issuance under the 2002 Plan from 7,500,000 to 9,000,000, (ii) place a limit on the number of full share awards that may be made under the 2002 Plan, and (iii) provide that shares delivered to or withheld by the Company to pay withholding taxes under the 2002 Plan or any of the Company’s prior stock plans and shares not issued upon the net settlement or net exercise of stock appreciation rights, in each case, will no longer be available for future grants under the 2002 Plan. In addition to stock option grants, the 2002 Plan permits the granting of restricted stock awards and restricted stock units to directors, officers and key employees.

Under the provisions of the 2002 Plan, participants may deliver our stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. There were no such shares delivered during the three months ended September 30, 2009. The fair value of shares delivered during the three months ended September 30, 2008 was $0.6 million.

Options

The assumptions used in our Black-Scholes valuation related to stock option grants made during the three months ended September 30, 2009 and 2008 were as follows:

	2009	2008

Risk-free interest rate	2.3%	3.1%
Expected life (years) (1)	4.5	4.5
Expected volatility (2)	43.9%	27.4%
Expected dividend yield	1.8%	1.3%

1)	Expected life is derived from historical experience.

2)	Expected volatility is based on the historical volatility of our capital stock.

KENNAMETAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Changes in stock options for the three months ended September 30, 2009 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average Exercise	Remaining	Intrinsic value
	Options	Price	Life (years)	(in thousands)

Options outstanding, June 30, 2009	3,389,355	$25.95
Granted	896,396	21.49
Exercised	(58,632)	17.02
Lapsed and forfeited	(109,752)	26.78

Options outstanding, September 30, 2009	4,117,367	$25.09	6.7	$9,484

Options vested and expected to vest, September 30, 2009	3,979,955	$25.06	5.4	$9,235

Options exercisable, September 30, 2009	2,379,684	$24.22	5.0	$6,634

Stock option expense for the three months ended September 30, 2009 and 2008 was $2.1 million and $1.9 million, respectively.

The weighted average fair value per option granted during the three months ended September 30, 2009 and 2008 was $7.26 and $7.24, respectively. The fair value of options vested during the three months ended September 30, 2009 and 2008 was $3.8 million and $3.2 million, respectively.

The amount of cash received from the exercise of stock options during the three months ended September 30, 2009 and 2008 was $1.0 million and $1.7 million, respectively. The related tax benefit for the three months ended September 30, 2009 and 2008 was $0.1 million and $1.0 million, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2009 and 2008 was $0.3 million and $2.8 million, respectively. As of September 30, 2009, the total unrecognized compensation cost related to options outstanding was $8.2 million and is expected to be recognized over a weighted average period of 2.7 years.

Restricted Stock Awards

Changes in restricted stock awards for the three months ended September 30, 2009 were as follows:

		Weighted
2009	Shares	Average Fair Value

Unvested restricted stock awards, June 30, 2009	419,761	$31.99
Vested	(125,992)	30.40
Lapsed and forfeited	(14,210)	33.60

Unvested restricted stock awards, September 30, 2009	279,559	$32.72

During the three months ended September 30, 2009 and 2008, compensation expense related to restricted stock awards was $0.8 million and $1.6 million, respectively. As of September 30, 2009, the total unrecognized compensation cost related to unvested restricted stock awards was $5.0 million and is expected to be recognized over a weighted average period of 2 years.

Restricted Stock Units — Time vesting

In fiscal year 2010, we began granting time vesting restricted stock units under the 2002 Plan in place of restricted stock awards that had been traditionally granted under the plan.

Changes in time vesting restricted stock units for the three months ended September 30, 2009 were as follows:

		Weighted
2009	Stock Units	Average Fair Value

Unvested time vesting restricted stock units, June 30, 2009	—	$—
Granted	196,113	21.49
Lapsed and forfeited	(5,317)	21.49

Unvested time vesting restricted stock units, September 30, 2009	190,796	$21.49

KENNAMETAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
During the three months ended September 30, 2009, compensation expense related to restricted stock units was $0.9 million. As of September 30, 2009, the total unrecognized compensation cost related to unvested restricted stock units was $2.7 million and is expected to be recognized over a weighted average period of 3.2 years.

In November 2007, the Company adopted a long-term, one-time equity program, the Kennametal Inc. 2008 Strategic Transformational Equity Program, under the 2002 Plan (STEP). The STEP is designed to compensate participating executives for achievement of certain performance conditions during the period which began on October 1, 2007 and ends on September 30, 2011. Each participant is awarded a maximum number of restricted stock units, with each unit representing a contingent right to receive one share of capital stock of the Company to the extent the unit is earned during the performance period and becomes payable under the STEP. The performance conditions are based on the Company’s total shareholder return (TSR), which governs 35 percent of the awarded restricted stock units, and cumulative adjusted earnings per share (EPS), which governs 65 percent of the awarded restricted stock units. As of September 30, 2009, participating executives have been granted awards equal to that number of restricted stock units having a value of $34.3 million. A further amount of $3.0 million is available under the STEP for additional awards that may be made to other executives. There are no voting rights or dividends associated with these restricted stock units.

Under the STEP, participants may earn up to a cumulative 35 percent of the maximum restricted stock units awarded if certain threshold levels of the performance conditions are achieved through two interim dates of September 30, 2009 and 2010. The threshold level of performance conditions for September 30, 2009 was not achieved. Generally, the payment of any restricted stock units under the STEP is conditioned upon the participants being employed by the Company on the date of payment and the satisfaction of all other provisions of the STEP.

Restricted Stock Units — STEP

The assumptions used in our valuation for the EPS performance based portion of STEP restricted stock units granted during the three months ended September 30, 2009 and 2008 were as follows:

	2009	2008

Expected quarterly dividend per share	N/A	$0.12
Risk-free interest rate	N/A	2.9%

Changes in the EPS performance-based portion of STEP restricted stock units for the three months ended September 30, 2009 were as follows:

		Weighted
	Stock Units	Average Fair Value

Unvested EPS performance-based STEP restricted stock units, June 30, 2009	568,800	$35.06
Granted	—	—
Forfeited	—	—

Unvested EPS performance-based STEP restricted stock units, September 30, 2009	568,800	$35.06

As of September 30, 2009, we continued to assume that none of the EPS performance-based STEP restricted stock units will vest.

The assumptions used in our lattice model valuation for the TSR performance-based portion of STEP restricted stock units granted during the three months ended September 30, 2009 and 2008 were as follows.

	2009	2008

Expected volatility	N/A	29.5%
Expected dividend yield	N/A	1.6%
Risk-free interest rate	N/A	2.9%

KENNAMETAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Changes in the TSR performance-based STEP restricted stock units for the three months ended September 30, 2009 were as follows:

		Weighted
	Stock Units	Average Fair Value

Unvested TSR performance-based STEP restricted stock units, June 30, 2009	306,270	$8.01
Granted	—	—
Forfeited	—	—

Unvested TSR performance-based STEP restricted stock units, September 30, 2009	306,270	$8.01

During the three months ended September 30, 2009 and 2008, compensation expense related to STEP restricted stock units was $0.2 million for both years. As of September 30, 2009, the total unrecognized compensation cost related to unvested STEP restricted stock units was $1.1 million and is expected to be recognized over a weighted average period of 2 years.
11.	BENEFIT PLANS
We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to most U.S. employees.

The table below summarizes the components of net periodic pension cost:

Three months ended September 30 (in thousands)	2009	2008

Service cost	$1,997	$1,965
Interest cost	10,675	10,586
Expected return on plan assets	(11,573)	(11,929)
Amortization of transition obligation	14	18
Amortization of prior service credit	(70)	(53)
Special termination benefits	1,460	—
Recognition of actuarial losses	1,123	489

Net periodic pension cost	$3,626	$1,076

The table below summarizes the components of the net periodic other postretirement cost:

Three months ended September 30 (in thousands)	2009	2008

Service cost	$25	$89
Interest cost	316	419
Amortization of prior service cost	2	12
Recognition of actuarial gains	(92)	(21)

Net periodic other postretirement benefit cost	$251	$499

12.	INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for approximately 47 percent and 49 percent of total inventories at September 30, 2009 and June 30, 2009, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

KENNAMETAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Inventories consisted of the following:

	September 30,	June 30,
(in thousands)	2009	2009

Finished goods	$235,455	$242,276
Work in process and powder blends	122,772	134,713
Raw materials and supplies	75,406	78,851

Inventories at current cost	433,633	455,840
Less: LIFO valuation	(61,664)	(74,534)

Total inventories	$371,969	$381,306

13.	LONG TERM DEBT AND CAPITAL LEASES

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
14.	ENVIRONMENTAL MATTERS
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

Superfund Sites We are involved as a PRP at several Superfund sites, and have responded to notices for other Superfund sites as to which our records disclose no involvement or for which predecessors of certain of our acquired companies have acknowledged responsibility. We have established reserves that we believe to be adequate to cover our share of the potential costs of remediation at certain of the Superfund sites; at September 30, 2009, the total of these accruals was $0.2 million. For the remaining Superfund sites, proceedings in those matters have not yet progressed to a stage where it is possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities or the amount of our liability alone or in relation to that of any other PRPs.

Other Environmental Issues We also maintain reserves for other potential environmental issues. At September 30, 2009, the total of these accruals was $5.5 million and represents anticipated costs associated with the remediation of these issues. We recorded unfavorable foreign currency translation adjustments of $0.2 million during the three months ended September 30, 2009 related to these reserves.
15.	INCOME TAXES

The effective income tax rate for the three months ended September 30, 2009 and 2008 was 39.6 percent (benefit on a loss) compared to 19.0 percent (provision on income), respectively. The current year rate reflects a benefit from certain favorable tax settlements in the United States and Europe. The prior year rate reflects a benefit from the release of a valuation allowance in Europe that was driven by further expansion of our Pan-European business strategy.

KENNAMETAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
16.	EARNINGS PER SHARE
Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that occurs related to the issuance of capital stock under stock option grants, restricted stock awards and restricted stock units. The difference between basic and diluted earnings per share relates solely to the effect of capital stock options, restricted stock awards and restricted stock units.

For the three months ended September 30, 2009, the effect of unexercised capital stock options, restricted stock awards and restricted stock units was anti-dilutive and therefore has been excluded from diluted shares outstanding as well as from the diluted earnings per share calculation. For purposes of determining the number of diluted shares outstanding for the three months ended September 30, 2008, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options and restricted stock awards by 1.1 million shares. Unexercised capital stock options, restricted stock awards and restricted stock units of 3.1 million shares for the three months ended September 30, 2009 are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore their inclusion would have been anti-dilutive.
17.	EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal shareowners’ equity and equity attributable to noncontrolling interests as of September 30, 2009 is as follows:

	Kennametal Shareowners’ Equity
					Accumulated
					other
	Capital	Additional	Retained	Treasury	comprehensive	Non-controlling
(in thousands)	stock	capital	earnings	shares	income	interests	Total Equity

Balance as of June 30, 2009	$91,540	$357,839	$786,345	$—	$11,719	$20,012	$1,267,455
Net (loss) income	—	—	(9,817)	—	—	629	(9,188)
Other comprehensive income	—	—	—	—	25,280	416	25,696
Dividend reinvestment	4	68	—	—	—	—	72
Capital stock issued under employee benefit and stock plans	98	5,783	—	—	—	—	5,881
Purchase of capital stock	(4)	(68)	—	—	—	—	(72)
Equity offering	10,063	110,633					120,696
Cash dividend paid to shareowners	—	—	(9,781)	—	—	—	(9,781)

Total equity, September 30, 2009	$101,701	$474,255	$766,747	$—	$36,999	$21,057	$1,400,759

During July 2009, we completed the issuance of 8,050,000 shares of our capital stock generating gross proceeds of $126.8 million and net proceeds, after deduction of fees, of $120.7 million. The net proceeds were used to pay down outstanding indebtedness under our revolving credit facility.

KENNAMETAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
A summary of the changes in the carrying amounts of total equity, Kennametal shareowners’ equity and equity attributable to noncontrolling interests as of September 30, 2008 is as follows:

	Kennametal Shareowners’ Equity
					Accumulated
					other	Non-
	Capital	Additional	Retained	Treasury	comprehensive	controlling
(in thousands)	stock	capital	earnings	shares	income	interests	Total Equity

Balance as of June 30, 2008	$96,076	$468,169	$941,553	$—	$142,109	$21,527	$1,669,434
Net income	—	—	35,467	—	—	785	36,252
Other comprehensive loss	—	—	—	—	(87,279)	(1,900)	(89,179)
Dividend reinvestment	8	207	—	—	—	—	215
Capital stock issued under employee benefit and stock plans	288	5,681	—	—	—	—	5,969
Purchase of capital stock	(4,973)	(122,358)	—	—	—	—	(127,331)
Cash dividend paid to shareowners	—	—	(9,191)	—	—	—	(9,191)

Total equity, September 30, 2008	$91,399	$351,699	$967,829	$—	$54,830	$20,412	$1,486,169

The amounts of comprehensive income (loss) attributable to Kennametal shareowners’ and noncontrolling interests are disclosed in Note 18.
18.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

	Three months ended September 30
(in thousands)	2009	2008

Net (loss) income	$(9,188)	$36,252
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges, net of income tax	(1,039)	1,001
Reclassification of unrealized (loss) gain on expired derivatives designated and qualified as cash flow hedges, net of income tax	(37)	2,646
Unrecognized net pension and other postretirement benefit losses, net of income tax	870	1,421
Reclassification of net pension and other postretirement benefit losses, net of income tax	593	332
Foreign currency translation adjustments, net of income tax	25,309	(94,579)

Total comprehensive income (loss)	16,508	(52,927)
Comprehensive income (loss) attributable to noncontrolling interests	1,045	(1,115)

Comprehensive income (loss) attributable to Kennametal Shareowners	$15,463	$(51,812)

KENNAMETAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
19.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

As of July 1, 2009, Kennametal adopted ASC 805-20, “Business Combinations.” ASC 805-20 expanded the disclosure requirements for goodwill, including reporting the gross amount of goodwill before and after accumulated impairment losses.

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such are as follows:

(in thousands)	MSSG	AMSG	Total

Goodwill	$278,614	$375,211	$653,825
Accumulated impairment losses	(15,674)	(135,168)	(150,842)

Balance as of June 30, 2009	$262,940	$240,043	$502,983

Acquisitions / Divestitures	—	19	19
Translation	2,988	940	3,928

Change in Goodwill	2,988	959	3,947

Goodwill	281,602	376,170	657,772
Accumulated impairment losses	(15,674)	(135,168)	(150,842)

Balance as of September 30, 2009	$265,928	$241,002	$506,930

The components of other intangible assets and their useful lives are as follows:

	Estimated	September 30, 2009		June 30, 2009
	Useful Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Amount	Amortization

Contract-based	4 to 15	$6,376	$(4,994)	$6,357	$(4,896)
Technology-based and other	4 to 15	39,587	(19,873)	39,472	(18,971)
Customer-related	10 to 20	112,971	(25,018)	111,687	(22,773)
Unpatented technology	30	19,557	(4,062)	19,484	(3,802)
Trademarks	5 to 20	10,838	(3,084)	10,782	(2,717)
Trademarks	Indefinite	40,647	—	39,830	—

Total		$229,976	$(57,031)	$227,612	$(53,159)

During the three months ended September 30, 2009, we recorded favorable foreign currency translation adjustments of $1.8 million and amortization expense of $3.3 million related to our other intangible assets.

KENNAMETAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
20.	SEGMENT DATA

We operate two reportable operating segments consisting of MSSG and AMSG, and Corporate. We do not allocate certain corporate shared service costs, certain employee benefit costs, certain employment costs, such as performance-based bonuses and stock-based compensation expense, interest expense, other expense, income taxes or noncontrolling interest to our operating segments.

Our external sales, intersegment sales and operating (loss) income by segment are as follows:

	Three months ended September 30
(in thousands)	2009	2008

External sales:
MSSG	$230,991	$405,395
AMSG	178,404	237,979

Total external sales	$409,395	$643,374

Intersegment sales:
MSSG	$30,694	$50,690
AMSG	3,842	6,953

Total intersegment sales	$34,536	$57,643

Total sales:
MSSG	$261,685	$456,085
AMSG	182,246	244,932

Total sales	$443,931	$701,017

Operating (loss) income:
MSSG	$(12,766)	$42,379
AMSG	23,107	29,990
Corporate	(19,872)	(20,026)

Total operating (loss) income	$(9,531)	$52,343

21.	SUBSEQUENT EVENTS

We evaluated subsequent events after the balance sheet date of September 30, 2009 through November 4, 2009, the date prior to the issuance of these consolidated financial statements and concluded that no subsequent events occurred that would require recognition in these consolidated financial statements or the notes for such.

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
Sales for the quarter ended September 30, 2009 improved sequentially by 6 percent from the preceding quarter ended June 30, 2009. This improvement in sales was driven by a modest uptick in industrial activity in certain markets and followed three consecutive quarters of sharp sequential decline during the global economic downturn. Compared to the record level set for the September quarter one year ago, sales were lower by 36 percent.
For the quarter ended September 30, 2009, we recorded a net loss attributable to Kennametal of $9.8 million or $0.12 per diluted share. Included in the results were pre-tax restructuring charges of $7.8 million as well as a net loss from discontinued operations of $1.4 million. Those items, along with the steep year-to-year decline in sales and production volumes, were the drivers for the net loss. Increased permanent savings from restructuring programs and benefits from other cost reduction actions as well as lower raw material costs and higher price realization helped to mitigate the impact of those items.
The net results for the quarter ended September 30, 2009 improved sequentially from the June 2009 quarter. This improved performance was aided by higher sales, increased permanent savings from restructuring programs, one-time benefits from certain labor negotiations in Europe and ongoing cost discipline. In addition, restructuring charges and net loss from discontinued operations were both lower on a sequential basis. All of these items more than offset a sequential decline in temporary cost savings as well as a sequential increase in other corporate costs and expenses. The sequential decline in temporary cost reductions was related to a difference in savings between employee furloughs in place during the preceding quarter and salary reductions placed into effect at the beginning of the current quarter.
The permanent savings that we are realizing from restructuring are the result of programs that we have undertaken over the past eighteen months. Pre-tax benefits from these restructuring programs reached approximately $30 million in the current quarter most of which were incremental to the same quarter one year ago. As a result, we are nearing our target to achieve approximately $125 million in annual pre-tax benefits from these initiatives.
Despite recording a net loss, we generated cash flow from operating activities of $17.3 million during the three months ended September 30, 2009. This was enabled by ongoing strong focus on management of working capital, including an inventory reduction of $16.8 million during the quarter. We have now reduced our inventory for four consecutive quarters while maintaining high levels of product availability and customer service.
We also reduced our capital expenditures to $8.9 million for the current quarter, which was a $35.7 million decrease from the September quarter one year ago. Capital expenditures for the current quarter were at the lowest quarterly level since 1994. Providing further cash during the current quarter was the receipt of remaining cash proceeds of $27 million from the June 2009 sale of our high speed steel business.
We took other steps to improve our financial position and enhance our liquidity, including two significant actions taken in July 2009 which involved the amendment of our revolving credit facility and the issuance of 8.1 million shares of our capital stock.
Cash and cash equivalents were $105.1 million as of September 30, 2009, an increase of $35.3 million for the quarter. Total debt at September 30, 2009 was $367.4 million, a reduction of $118.6 million for the quarter. Total equity was $1,400.8 million at September 30, 2009, an increase of $133.3 million since June 30, 2009.
We remain confident in our operational ability and financial strength to navigate through challenging economic conditions and believe that we are well positioned to expand our sales and achieve higher levels of profitability in an improving global economy.
The following narrative provides further discussion and analysis of our results of operations, liquidity and capital resources as well as other pertinent matters.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RESULTS OF CONTINUING OPERATIONS
SALES
Sales for the three months ended September 30, 2009 were $409.4 million, a decrease of $234.0 million, or 36 percent, from $643.4 million in the prior year quarter. Sales declined organically by 36 percent while the favorable impact of 3 percent from a business acquisition made in the prior fiscal year was offset by a 3 percent decrease from unfavorable foreign currency effects. Global industrial production and the corresponding demand in most industry and markets were well below the levels of the prior year quarter due to the ongoing impact of the global recession.
GROSS PROFIT
Gross profit for the three months ended September 30, 2009 decreased $97.3 million to $117.8 million from $215.1 million in the prior year quarter. This decrease was primarily due to lower organic sales volume, reduced absorption of manufacturing costs due to lower production levels, unfavorable foreign currency effects of $5.3 million and unfavorable business unit mix. The impact of these items was partially offset by increased permanent savings from restructuring programs and one-time benefits from certain labor negotiations in Europe as well as lower raw material costs and higher price realization. The gross profit margin for the three months ended September 30, 2009 was 28.8 percent as compared to 33.4 percent in the prior year quarter.
OPERATING EXPENSE
Operating expense for the three months ended September 30, 2009 was $116.2 million, a decrease of $34.8 million, or 23 percent, compared to $151.0 million in the prior year quarter. The decrease is attributable to a $26.5 million decrease in employment expenses driven by restructuring programs and cost management activities as well as lower provisions for incentive compensation programs, favorable foreign currency effects of $5.6 million and the impact of other cost reductions, partially offset by the unfavorable impact of a prior year business acquisition.
RESTRUCTURING CHARGES
Over the past eighteen months, the Company has undertaken a series of restructuring programs to reduce cost and improve operating efficiencies. These actions relate to facility rationalizations and employment reductions.
Restructuring and related charges recorded in the three months ended September 30, 2009 amounted to $8.5 million, including $7.8 million of restructuring charges. Restructuring-related charges of $0.5 million and $0.3 million were recorded in cost of goods sold and operating expenses, respectively, for the three months ended September 30, 2009. See Note 8 to our consolidated financial statements set forth in Part I Item 1 of this Form 10-Q.
Total restructuring and related charges recorded since the inception of the restructuring programs through September 30, 2009 were $90 million. Including these charges, the Company expects to recognize approximately $115 million of pre-tax charges related to its restructuring initiatives. The majority of the remaining charges are expected to be incurred over the next six to nine months, most of which are expected to be cash expenditures. We realized pre-tax benefits from restructuring programs of $30 million in the current quarter most of which were incremental to the same quarter one year ago. As a result, the Company is nearing its target to achieve approximately $125 million in annual pre-tax benefits from these initiatives.
AMORTIZATION OF INTANGIBLES
Amortization expense was $3.3 million for the three months ended September 30, 2009, a decrease of $0.1 million from $3.4 million in the prior year quarter.
INTEREST EXPENSE
Interest expense for the three months ended September 30, 2009 of $6.4 million decreased $0.7 million, or 10.1 percent, from $7.1 million in the prior year quarter. This decrease was primarily due to repayment of outstanding indebtedness under our revolving credit facility with proceeds from our issuance of capital stock in July 2009, partially offset by higher interest rates related to the amended credit agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OTHER (INCOME) EXPENSE, NET
Other income, net for the three months ended September 30, 2009 was $3.0 million. Other expense, net for the three months ended September 30, 2008 was $1.1 million. The change was primarily driven by a favorable change in foreign currency transaction results of $4.3 million.
INCOME TAXES
The effective income tax rate for the three months ended September 30, 2009 and 2008 was 39.6 percent (benefit on a loss) compared to 19.0 percent (provision on income), respectively. The current year rate reflects a benefit from certain favorable tax settlements in the United States and Europe. The prior year rate reflects a benefit from the release of a valuation allowance in Europe that was driven by further expansion of our Pan-European business strategy.
BUSINESS SEGMENT REVIEW
Our operations are organized into two reportable operating segments consisting of Metalworking Solutions & Services Group (MSSG) and Advanced Materials Solutions Group (AMSG), and Corporate. The presentation of segment information reflects the manner in which we organize segments for making operating decisions and assessing performance. Corporate represents certain corporate shared service costs, certain employee benefit costs, certain employment costs, including performance-based bonuses and stock-based compensation expense, and eliminations of operating results between segments.
METALWORKING SOLUTIONS & SERVICES GROUP

	Three Months Ended
	September 30,
(in thousands)	2009	2008

External sales	$230,991	$405,395
Intersegment sales	30,694	50,690
Operating (loss) income	(12,766)	42,379

For the three months ended September 30, 2009, MSSG external sales decreased $174.4 million, or 43 percent, from the prior year quarter. This decrease was the result of an organic sales decline of 39 percent and unfavorable foreign currency effects of 4 percent. On a regional basis, Europe, North America and Asia Pacific reported organic sales declines of 42 percent, 39 percent and 39 percent, respectively. Latin America and India also experienced organic sales declines of 31 percent and 25 percent, respectively.
For the three months ended September 30, 2009, MSSG operating loss was $12.8 million compared to operating income of $42.4 million for the prior year quarter. The primary drivers which led to the lower operating performance were reduced sales volume and the related impact of reduced manufacturing cost absorption due to lower production levels. The impact of these items was partially offset by increased permanent savings from restructuring programs and one-time benefits from certain labor negotiations in Europe as well as other cost reduction actions and higher price realization.
ADVANCED MATERIALS SOLUTIONS GROUP

	Three Months Ended
	September 30,
(in thousands)	2009	2008

External sales	$178,404	$237,979
Intersegment sales	3,842	6,953
Operating income	23,107	29,990

For the three months ended September 30, 2009, AMSG external sales decreased $59.6 million, or 25 percent, from the prior year quarter. This decrease was the result of 30 percent organic decline and a 2 percent decrease from unfavorable foreign currency effects, partially offset by the favorable impact of acquisitions of 7 percent. The organic decline was primarily driven by lower sales in the engineered products business as well as reduced demand for energy related products.
For the three months ended September 30, 2009, AMSG operating income was $23.1 million compared to operating income of $30.0 million for the prior year quarter. Operating results for the current quarter were impacted by lower sales and production volumes in the engineered products and energy related businesses as compared to the prior year quarter. A considerable portion of the impact on these items was offset by increased permanent savings from restructuring programs as well as other cost reduction actions and lower raw material costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CORPORATE

	Three Months Ended
	September 30,
(in thousands)	2009	2008

Operating loss	$(19,872)	$(20,026)

For the three months ended September 30, 2009, operating loss was essentially level with the prior year quarter.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations is our primary source of funds for financing our capital expenditures and internal growth. During the three months ended September 30, 2009, cash flow provided by operating activities was $17.3 million, which exceeded our investment in capital expenditures for that period. Also during the current quarter, we received remaining cash proceeds of $27.0 million from the divestiture of our high speed steel business that was completed in June 2009.
As an additional source of funds to meet our cash requirements, we have a five-year, multi currency, revolving credit facility entered into in March 2006 (2006 Credit Agreement) that extends to March 2011 and permits revolving credit loans of up to $500.0 million. Borrowings under the 2006 Credit Agreement as of September 30, 2009 were $27.9 million. In addition to our revolving credit facility, we obtain local financing through credit lines with commercial banks in the various countries in which we operate.
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
Also during July 2009, we completed the issuance of 8.1 million shares of capital stock generating net proceeds of $120.7 million which were used to pay down outstanding indebtedness under our revolving credit facility.
At September 30, 2009, we had cash and cash equivalents of $105.1 million. Total shareowners’ equity was $1,379.7 million and total debt was $367.4 million, including borrowings under the 2006 Credit Agreement, as of September 30, 2009. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets as well as the counterparty risk of our credit providers. We believe that cash flow from operations and the availability under our credit lines will be sufficient to meet our cash requirements over the next 12 months.
There have been no material changes in our contractual obligations and commitments since June 30, 2009.
Cash Flow Provided by Operating Activities
During the three months ended September 30, 2009, cash flow provided by operating activities was $17.3 million, compared to $38.0 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net loss and non-cash items amounting to $19.6 million of cash generation minus cash provided by changes in certain assets and liabilities netting to $2.3 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts receivable of $2.2 million and a decrease in inventories of $16.8 million, partially offset by a decrease in accounts payable and accrued liabilities of $6.7 million, a decrease in accrued income taxes of $5.3 million and a decrease in other liabilities of $9.3 million.
Cash flow provided by operating activities for the three months ended September 30, 2008 consisted of net income and non-cash items totaling $62.5 million offset somewhat by changes in certain assets and liabilities netting to $24.5 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $24.1 million, due in part to a $14.3 million payment of 2008 performance-based bonuses, and an increase in inventories of $26.9 million, partially offset by a decrease in accounts receivable of $27.9 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Cash Flow Provided by (Used for) Investing Activities
Cash flow provided by investing activities was $19.5 million for the three months ended September 30, 2009, an increase of $63.1 million, compared to cash flow used for investing activities of $43.6 million in the prior year period. During the three months ended September 30, 2009, cash flow provided by investing activities included $27.0 million in remaining cash proceeds from the sale of our high speed steel drills business and related product lines, partially offset by $8.9 million used for purchases of property, plant and equipment, which consisted primarily of equipment upgrades.
During the three months ended September 30, 2008, cash used for investing activities included $44.6 million used for purchases of property, plant and equipment, which consisted primarily of equipment upgrades.
Cash Flow (Used for) Provided by Financing Activities
Cash flow used for financing activities was $6.5 million for the three months ended September 30, 2009 compared to cash flow provided by financing activities of $4.1 million in the prior year period. During the three months ended September 30, 2009, cash flow used for financing activities included $120.7 million in net proceeds from issuance of capital stock and $1.7 million of dividend reinvestment and the effect of employee benefit and stock plans partially offset by $117.2 million net decrease in borrowings and $9.8 million of cash dividends paid to shareowners.
During the three months ended September 30, 2008, cash flow provided by financing activities included a $134.3 million net increase in borrowings and $3.4 million of dividend reinvestment and the effect of employee benefit and stock plans mostly offset by $127.3 million used for the repurchase of capital stock and $9.2 million of cash dividends paid to shareowners.
FINANCIAL CONDITION
At September 30, 2009, total assets were $2,357.6 million having increased $10.6 million from $2,347.0 million at June 30, 2009. Total liabilities decreased $122.6 million from $1,079.5 million at June 30, 2009 to $956.9 million at September 30, 2009.
Working capital was $497.7 million at September 30, 2009, an increase of $0.8 million from $496.9 million at June 30, 2009. The increase in working capital was driven primarily by an increase in cash and cash equivalents of $35.3 million and decrease in notes payable of $11.4 million, partially offset by a decrease in other current assets of $25.5 million and an increase in other current liabilities of $21.1 million. Foreign currency effects accounted for $5.1 million, $2.0 million, $1.0 million and $0.1 million of the change in cash and cash equivalents, other current liabilities, other current assets and notes payable, respectively.
Property, plant and equipment, net decreased $3.5 million from $720.3 million at June 30, 2009 to $716.8 million at September 30, 2009, primarily due to depreciation expense of $20.2 million, partially offset by the favorable impact of foreign currency effects of $9.5 million and capital additions of $8.9 million.
At September 30, 2009, other assets were $756.4 million, an increase of $5.7 million from $750.7 million at June 30, 2009. The primary drivers for the increase were an increase in goodwill, deferred tax asset and other assets of $3.9 million, $1.4 million and $1.7 million, respectively, partially offset by a decrease in intangible assets of $1.5 million. The increase in goodwill and deferred tax assets were driven by favorable foreign currency effects of $3.9 million and $1.4 million, respectively. The increase in other assets was primarily driven by fees incurred in connection with the amendment to our 2006 Credit Agreement. The decrease in intangible assets was due to the amortization expense of $3.3 million, partially offset by favorable foreign currency effects of $1.8 million.
Long-term debt and capital leases decreased $111.6 million from $436.6 million at June 30, 2009 to $325.0 million at September 30, 2009, primarily due to repayment of outstanding indebtedness under our revolving credit facility with the proceeds from the issuance of capital stock.
Shareowners’ equity was $1,379.7 million at September 30, 2009, an increase of $132.3 million from $1,247.4 million at June 30, 2009. The increase was primarily attributed to an increase from foreign currency translation adjustments of $24.9 million, net proceeds from issuance of capital stock of $120.7 million, partially offset by net loss attributable to Kennametal of $9.8 million and cash dividends paid to shareowners of $9.8 million.

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
Superfund Sites We are involved as a PRP at several Superfund sites, and have responded to notices for other Superfund sites as to which our records disclose no involvement or for which predecessors of certain of our acquired companies have acknowledged responsibility. We have established reserves that we believe to be adequate to cover our share of the potential costs of remediation at certain of the Superfund sites; at September 30, 2009, the total of these accruals was $0.2 million. For the remaining Superfund sites, proceedings in those matters have not yet progressed to a stage where it is possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities or the amount of our liability alone or in relation to that of any other PRPs.
Other Environmental Issues We also maintain reserves for other potential environmental issues. At September 30, 2009, the total of these accruals was $5.5 million and represents anticipated costs associated with the remediation of these issues. We recorded unfavorable foreign currency translation adjustments of $0.2 million during the three months ended September 30, 2009 related to these reserves.
DISCUSSION OF CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies since June 30, 2009.
NEW ACCOUNTING STANDARDS
See Note 3 to our consolidated financial statements set forth in Part I Item 1 of this Form 10-Q for a description of new accounting standards.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no other material changes to our market risk exposure since June 30, 2009.
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

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased(1)	Paid per Share	or Programs	Programs

July 1 through July 31, 2009	34,140	$21.12	—	—
August 1 through August 31, 2009	3,405	21.59	—	—
September 1 through September 30, 2009	1,082	22.78	—	—

Total	38,627	$21.21	—	—

(1)	During the three months ended September 30, 2009, employees delivered 35,222 shares of restricted stock to Kennametal, upon vesting, to satisfy tax-withholding requirements and 3,405 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Shareowners on October 27, 2009, our shareowners voted on the election of three directors and the ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2010. Of the 74,982,883 shares present in person or by proxy, the following is the number of shares voted in favor of, abstained or voted against each matter and the number of shares having authority to vote on each matter but withheld.
1.	With respect to the votes cast for the re-election of three directors with terms to expire in 2011:

	For	Withheld

Ronald M. DeFeo,	70,693,942	4,288,941
William R. Newlin	72,010,101	2,972,782
Lawrence W. Stranghoener	72,130,379	2,852,504

The following other directors’ terms of office continued after the meeting: Carlos M. Cardoso, Philip A. Dur, A. Peter Held, Timothy R. McLevish, Steven H. Wunning and Larry D. Yost.

2.	With respect to the ratification of the selection of the firm of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2010:

	For	Against	Abstained

PricewaterhouseCoopers LLP	74,764,603	169,488	48,792

ITEM 6.   EXHIBITS

(10)	Material Contracts

(10.1)	Form of restricted unit award	Filed herewith.

(10.2)	Amendment Number 1 to the Second Amended and Restated Credit Agreement dated as of July 6, 2009	Exhibit 10.1 of the Form 8-K filed July 6, 2009 is incorporated herein by reference.

(10.3)	Summary of Compensation Actions for certain Executive Officers	The text of Item 5.02 of the Form 8-K filed August 3, 2009 is incorporated herein by reference.

(31)	Rule 13a-14a/15d-14(a) Certifications

(31.1)	Certification executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.

(31.2)	Certification executed by Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc., and Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.
Date: November 5, 2009	By:	/s/ Wayne D. Moser
Wayne D. Moser
Vice President Finance and Corporate Controller