Form 10-Q
period 2009-12-31
KENNAMETAL INC
filed 2010-02-05
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at January 31, 2010

Capital Stock, par value $1.25 per share	81,543,005

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009

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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2009	2008	2009	2008

Sales	$442,865	$546,061	$852,260	$1,189,435
Cost of goods sold	302,777	385,899	594,371	814,153

Gross profit	140,088	160,162	257,889	375,282
Operating expense	117,902	128,118	234,064	279,074
Restructuring charges (Note 8)	3,348	6,204	11,178	14,616
Amortization of intangibles	3,367	3,269	6,707	6,678

Operating income	15,471	22,571	5,940	74,914
Interest expense	5,954	8,000	12,325	15,083
Other income, net	(1,866)	(5,716)	(4,818)	(4,630)

Income (loss) from continuing operations before income taxes	11,383	20,287	(1,567)	64,461
Provision (benefit) for income taxes	5,090	4,701	(39)	13,078

Income (loss) from continuing operations	6,293	15,586	(1,528)	51,383
(Loss) income from discontinued operations	(56)	(28)	(1,423)	427

Net income (loss)	6,237	15,558	(2,951)	51,810
Less: Net income (loss) attributable to noncontrolling interests	270	(101)	899	684

Net income (loss) attributable to Kennametal	$5,967	$15,659	$(3,850)	$51,126

Amounts attributable to Kennametal Shareowners:
Income (loss) from continuing operations	$6,023	$15,687	$(2,427)	$50,699
(Loss) income from discontinued operations	(56)	(28)	(1,423)	427

Net income (loss) attributable to Kennametal	$5,967	$15,659	$(3,850)	$51,126

PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL (Note 16)
Basic earnings (loss) per share:
Continuing operations	$0.07	$0.22	$(0.03)	$0.69
Discontinued operations	—	—	(0.02)	0.01

	$0.07	$0.22	$(0.05)	$0.70

Diluted earnings (loss) per share:
Continuing operations	$0.07	$0.21	$(0.03)	$0.68
Discontinued operations	—	—	(0.02)	0.01

	$0.07	$0.21	$(0.05)	$0.69

Dividends per share	$0.12	$0.12	$0.24	$0.24

Basic weighted average shares outstanding	81,149	72,630	80,461	73,515

Diluted weighted average shares outstanding	81,855	73,199	80,461	74,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	June 30,
(in thousands, except per share data)	2009	2009

ASSETS
Current assets:
Cash and cash equivalents	$95,835	$69,823
Accounts receivable, less allowance for doubtful accounts of $27,944 and $25,228	274,632	278,977
Inventories (Note 12)	378,167	381,306
Deferred income taxes	52,861	51,797
Other current assets	62,390	94,001

Total current assets	863,885	875,904

Property, plant and equipment:
Land and buildings	362,016	357,285
Machinery and equipment	1,340,336	1,322,107
Less accumulated depreciation	(997,214)	(959,066)

Property, plant and equipment, net	705,138	720,326

Other assets:
Investments in affiliated companies	2,240	2,138
Goodwill (Note 19)	506,349	502,983
Other intangible assets, less accumulated amortization of $60,180 and $53,159 (Note 19)	169,071	174,453
Deferred income taxes	23,433	23,129
Other	50,373	48,041

Total other assets	751,466	750,744

Total assets	$2,320,489	$2,346,974

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases (Note 13)	$2,641	$21,147
Notes payable to banks	17,055	28,218
Accounts payable	96,420	87,176
Accrued income taxes	10,343	18,897
Accrued expenses	75,642	81,838
Other current liabilities (Note 8)	151,507	141,693

Total current liabilities	353,608	378,969
Long-term debt and capital leases, less current maturities (Note 13)	319,085	436,592
Deferred income taxes	71,816	71,281
Accrued pension and postretirement benefits	137,269	132,787
Accrued income taxes	5,181	5,497
Other liabilities	33,285	54,393

Total liabilities	920,244	1,079,519

Commitments and contingencies

EQUITY (Note 17)
Kennametal shareowners’ equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 81,491 and 73,232 shares issued	101,864	91,540
Additional paid-in capital	478,923	357,839
Retained earnings	762,923	786,345
Accumulated other comprehensive income	35,270	11,719

Total Kennametal shareowners’ equity	1,378,980	1,247,443
Noncontrolling interests	21,265	20,012

Total equity	1,400,245	1,267,455

Total liabilities and equity	$2,320,489	$2,346,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

Six months ended December 31 (in thousands)	2009[a]	2008[a]

OPERATING ACTIVITIES
Net (loss) income	$(2,951)	$51,810
Adjustments for non-cash items:
Depreciation	40,770	42,240
Amortization	6,707	6,678
Stock-based compensation expense	8,551	4,526
Restructuring charges	62	1,346
Loss on divestiture	527	—
Deferred income tax provision	(877)	2,290
Other	(147)	(696)
Changes in certain assets and liabilities, excluding effects of acquisitions and divestitures:
Accounts receivable	11,985	113,176
Inventories	8,446	(24,187)
Accounts payable and accrued liabilities	(20,572)	(78,782)
Accrued income taxes	(6,300)	2,571
Other	7,230	(5,482)

Net cash flow provided by operating activities	53,431	115,490

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(19,266)	(68,659)
Disposals of property, plant and equipment	1,659	1,668
Acquisition of business assets, net of cash acquired	—	(65,381)
Proceeds from divestiture	27,788	—
Other	343	174

Net cash flow provided by (used for) investing activities	10,524	(132,198)

FINANCING ACTIVITIES
Net decrease in notes payable	(11,248)	(10,581)
Net (decrease) increase in short-term revolving and other lines of credit	(18,400)	20,100
Term debt borrowings	254,779	578,012
Term debt repayments	(370,261)	(423,785)
Purchase of capital stock	(146)	(127,531)
Net proceeds from equity offering (Note 17)	120,696	—
Dividend reinvestment and employee benefit and stock plans	3,789	3,758
Cash dividends paid to shareowners	(19,572)	(17,912)
Other	(2,481)	3,814

Net cash flow (used for) provided by financing activities	(42,844)	25,875

Effect of exchange rate changes on cash and cash equivalents	4,901	(25,914)

CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	26,012	(16,747)
Cash and cash equivalents, beginning of period	69,823	86,478

Cash and cash equivalents, end of period	$95,835	$69,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

[a]	Amounts presented for all years include cash flows from discontinued operations.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	ORGANIZATION

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

The condensed consolidated financial statements, which include our accounts and those of our consolidated subsidiaries, should be read in conjunction with our 2009 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2009 was derived from the audited balance sheet included in our 2009 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal, recurring adjustments. The results for the six months ended December 31, 2009 and 2008 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2010 is to the fiscal year ending June 30, 2010. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its consolidated subsidiaries.

3.	NEW ACCOUNTING STANDARDS

As of September 30, 2009, Kennametal adopted and the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASC 105-10). The FASB Accounting Standards Codification (Codification) is the single source of authoritative nongovernmental accounting principles generally accepted in the United States of America (U.S. GAAP). The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all of the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification affects the way companies reference U.S. GAAP in financial statements and in their accounting policies.

In December 2009, the FASB issued Accounting Standards Update (ASU) 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” The amendments in this update to the Codification are the result of Statement of Financial Accounting Standard (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASU 2009-17). ASU 2009-17 modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. ASU 2009-17 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective for Kennametal beginning July 1, 2010. We are in the process of evaluating the provisions of ASU 2009-17 to determine the impact of adoption on our consolidated financial statements.

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets” (ASU 2009-16). The amendments in this update to the Codification are the result of SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140.” ASU 2009-16 requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. ASU 2009-16 is effective for Kennametal beginning July 1, 2010. We are in the process of evaluating the provisions of ASU 2009-16 to determine the impact of adoption on our consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” The amendments in this update to the Codification are the result of Emerging Issues Task Force (EITF) Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables” (ASU 2009-13). ASU 2009-13 will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and will often result in earlier revenue recognition. In addition, the residual method of allocating arrangement consideration is no longer permitted under ASU 2009-13. ASU 2009-13 is to be applied prospectively and is effective for Kennametal beginning July 1, 2010. We are in the process of evaluating the provisions of ASU 2009-13 to determine the impact of adoption on our consolidated financial statements.

As of September 30, 2009, Kennametal adopted ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 supplements and amends the guidance in ASC 820, “Fair Value Measurements and Disclosures,” to clarify how an entity should measure the fair value of liabilities. ASU 2009-05 also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurements of its fair value. The adoption of ASU 2009-05 did not have a material impact on our consolidated financial statements. See Note 5 for additional disclosures.

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

As of July 1, 2009, Kennametal adopted ASC 805-20, “Business Combinations” which establishes principles and requirements for how an acquirer accounts for business combinations and includes guidance for the recognition, measurement and disclosure of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. It also provides guidance for the measurement of goodwill, the recognition of contingent consideration and the accounting for preacquisition gain and loss contingencies, as well as acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. ASC 805-20 is to be applied prospectively. The adoption of ASC 805-20 expanded the disclosure requirements for goodwill and requires companies to disclose the gross amount of goodwill before and after accumulated impairment losses. See Note 19 for additional disclosures.

As of July 1, 2009, Kennametal adopted ASC 805-20, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This new guidance amends the previous guidance on “Business Combinations” and establishes a model to account for preacquisition contingencies. ASC 805-20 requires an acquirer to recognize at fair value an asset or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria ASC 450-20, “Accounting for Contingencies” and, “Reasonable Estimation of the Amount of a Loss,” to determine whether the contingency should be recognized as of the acquisition date or after it. The adoption of ASC 805-20, which is to be applied prospectively, had no impact on our consolidated financial statements given we had no acquisitions during the six months ended December 31, 2009.

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

As of July 1, 2009, Kennametal adopted ASC 810-10, “Noncontrolling Interests in Consolidated Financial Statements” to establish accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810-10 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolled interest. ASC 810-10 has also changed the related disclosure requirements for our consolidated financial statements. See the consolidated statements of income, consolidated balance sheet and Note 17 for required disclosures.

On July 1, 2009, Kennametal adopted ASC 820-10, “Fair Value Measurements” as it relates to nonfinancial assets and nonfinancial liabilities. The adoption of ASC 820-10 did not have an impact on our consolidated financial statements.

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

Six months ended December 31 (in thousands)	2009	2008

Cash paid during the period for:
Interest	$14,012	$14,344
Income taxes	8,016	1,037

Supplemental disclosure of non-cash information:
Contribution of stock to employees’ defined contribution benefit plans	2,683	—
Change in fair value of interest rate swaps	—	(13,691)
Changes in accounts payable related to purchases of property, plant and equipment	—	(12,800)

5.	FAIR VALUE MEASUREMENTS

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of December 31, 2009 the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Current assets:
Derivative contracts [a]	$—	$264	$—	$264

Total assets	$—	$264	$—	$264

Current liabilities:
Derivative contracts [a]	$—	$7,123	$—	$7,123

[a]	Foreign currency derivative contracts are valued based on observable market spot and forward rates and are classified within Level 2 of the fair value hierarchy.
6.	FINANCIAL INSTRUMENTS

The methods used to estimate the fair value of our financial instruments are as follows:

Cash and Equivalents, Current Maturities of Long-Term Debt and Notes Payable to Banks The carrying amounts approximate their fair value because of the short maturity of the instruments.

Long-Term Debt Fixed rate debt had a fair market value of $323.4 million and $314.1 million at December 31, 2009 and June 30, 2009, respectively. The fair value is determined based on the quoted market price of this debt as of December 31, 2009 and June 30, 2009, respectively.

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

The fair value of derivatives designated and not designated as hedging instruments in the consolidated balance sheet are as follows:

	December 31,	June 30,
(in thousands)	2009	2009

Derivatives designated as hedging instruments:
Other current assets — range forward contracts	$176	$182
Other current liabilities — range forward contracts	(18)	—

Total derivatives designated as hedging instruments	158	182

Derivatives not designated as hedging instruments:
Other current assets — currency forward contracts	88	13
Other current liabilities — currency forward contracts	(7,105)	(36)

Total derivatives not designated as hedging instruments	(7,017)	(23)

Total derivatives	$(6,859)	$159

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Certain currency forward contracts hedging significant cross-border intercompany loans are considered as other derivatives and therefore do not qualify for hedge accounting. These contracts are recorded at fair value in the balance sheet, with the offset to other income, net. Losses (gains) related to derivatives not designated as hedging instruments have been recognized as follows:

Six months ended December 31 (in thousands)	2009	2008

Other expense (income), net — currency forward contracts	$6,997	$(16)

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

In February 2009, we terminated interest rate swap agreements to convert $200.0 million of our fixed rate debt to floating rate debt. These agreements were originally set to mature in June 2012. Upon termination, we received a cash payment of $13.2 million. This gain is being amortized as a component of interest expense over the remaining term of the related debt using the effective interest rate method. During the six months ended December 31, 2009, $2.8 million was recognized as a reduction in interest expense. We had no such agreements outstanding at December 31, 2009.

Gains related to fair value hedges represent a reduction in interest expense and have been recognized as follows:

Six months ended December 31 (in thousands)	2009	2008

Interest expense — interest rate swap agreements	$(2,848)	$(896)

CASH FLOW HEDGES

Currency forward contracts and range forward contracts (a transaction where both a put option is purchased and a call option is sold), designated as cash flow hedges, hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive income (loss), net of tax, and are recognized as a component of other income, net when the underlying sale of products or services are recognized into earnings. The notional amount of the contracts translated into U.S. dollars at December 31, 2009 and 2008, was $29.2 million and $66.7 million, respectively. The time value component of the fair value of range forwards is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at December 31, 2009, we expect to recognize into earnings in the next 12 months gains on outstanding derivatives of $0.04 million.

Floating-to-fixed interest rate swap agreements, designated as cash flow hedges, are entered into from time to time to hedge our exposure to interest rate changes on a portion of our floating rate debt. These interest rate swap agreements convert a portion of our floating rate debt to fixed rate debt. We record the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to accumulated other comprehensive income (loss), net of tax (AOCI). We had no such agreements outstanding at December 31, 2009.

Gains related to cash flow hedges have been recognized as follows:

Six months ended December 31 (in thousands)	2009	2008

Gains recognized in other comprehensive (loss) income — range forward contracts	$38	$4,943

Gains reclassifed from accumulated other comprehensive (loss) income into other (income) expense, net — range forward contracts	$1,510	$866

For the six months ended December 31, 2009 and 2008, no portions of the gains (losses) recognized in earnings were due to ineffectiveness and no amount was excluded from our effectiveness testing.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8.	RESTRUCTURING CHARGES

As previously announced, the Company continued to implement restructuring plans to reduce costs and improve operating efficiencies. These actions relate to the rationalization of certain manufacturing and service facilities, as well as other employment and cost reduction programs. Restructuring and related charges recorded in the six months ended December 31, 2009 amounted to $12.7 million, including $11.2 million of restructuring charges. Restructuring related charges of $1.0 million and $0.5 million were recorded in cost of goods sold and operating expense, respectively, during the six months ended December 31, 2009. We realized incremental pre-tax benefits from these restructuring programs of approximately $30 million and $60 million for the three and six months ended December 31, 2009, respectively.

Restructuring and related charges recorded in the six months ended December 31, 2008 amounted to $19.2 million, including $14.9 million of restructuring charges, of which $0.3 million were related to inventory disposals and recorded in cost of goods sold, and $4.3 million of restructuring-related charges recorded in cost of goods sold.

We intend to undertake further restructuring actions which are expected to generate an additional $30 million to $35 million in annual savings once fully implemented over the next six to nine months. We expect to incur pre-tax cash charges of approximately $40 million to $45 million in connection with the execution of these new initiatives, most of which are expected to be cash expenditures. These new plans, together with restructuring programs previously announced over the past few quarters, are expected to produce annual ongoing pre-tax permanent savings of $155 million to $160 million once all are fully implemented. The combined total pre-tax charges are expected to be approximately $155 million to $160 million, including the $94.2 million recorded since inception through the December 2009 quarter.

The restructuring accrual is recorded in other current liabilities in our consolidated balance sheet and the amount attributable to each segment is as follows:

			Asset
(in thousands)	June 30, 2009	Expense	Write-down	Cash Expenditures	Translation	December 31, 2009

MSSG
Severance	$19,988	$6,598	$—	$(18,454)	$522	$8,654
Facilities	518	—	—	(110)	(18)	390
Other	201	197	—	(440)	149	107

Total MSSG	20,707	6,795	—	(19,004)	653	9,151

AMSG
Severance	4,465	1,112	—	(4,731)	101	947
Facilities	158	66	(66)	—	—	158
Other	48	332	—	(77)	(3)	300

Total AMSG	4,671	1,510	(66)	(4,808)	98	1,405

Corporate
Severance	1,584	2,873	—	(2,745)	4	1,716

Total Corporate	1,584	2,873	—	(2,745)	4	1,716

Total	$26,962	$11,178	$(66)	$(26,557)	$755	$12,272

9.	DISCONTINUED OPERATIONS

On June 30, 2009, we completed the sale of our high speed steel drills and related product lines as we continued to focus on shaping our business portfolio and rationalizing our manufacturing footprint. This divestiture, which was part of our MSSG segment, was accounted for as discontinued operations. Cash proceeds from this divestiture amounted to $29.0 million, of which $2.0 million was received prior to closing and $27.0 million was received during the current six month period. We incurred pre-tax charges related to the divestiture of $0.1 million and $2.3 million during the three and six months ended December 31, 2009, respectively. These pre-tax charges as well as the related tax effects were recorded in discontinued operations. We expect to incur additional pre-tax charges related to this divestiture of approximately $0.2 million over the next three months.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following represents the results of discontinued operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2009	2008	2009	2008

Sales	$—	$22,623	$—	$48,514

(Loss) income from discontinued operations before income taxes	$(59)	$(29)	$(2,269)	$553
Income tax benefit (expense)	3	1	846	(126)

(Loss) income from discontinued operations	$(56)	$(28)	$(1,423)	$427

10.	STOCK-BASED COMPENSATION

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

Options

The assumptions used in our Black-Scholes valuation related to stock option grants made during the six months ended December 31, 2009 and 2008 were as follows:

	2009	2008

Risk-free interest rate	2.3%	3.0%
Expected life (years) (1)	4.5	4.5
Expected volatility (2)	43.9%	27.7%
Expected dividend yield	1.8%	1.3%

(1)	Expected life is derived from historical experience.

(2)	Expected volatility is based on the historical volatility of our capital stock.
Changes in stock options for the six months ended December 31, 2009 were as follows:

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	value
	Options	Exercise Price	Life (years)	(in thousands)

Options outstanding, June 30, 2009	3,389,355	$25.95
Granted	922,499	21.56
Exercised	(114,578)	17.94
Lapsed and forfeited	(188,672)	27.93

Options outstanding, December 31, 2009	4,008,604	$25.08	6.5	$11,924

Options vested and expected to vest, December 31, 2009	3,892,012	$25.08	6.4	$11,491

Options exercisable, December 31, 2009	2,318,465	$24.27	4.9	$7,955

Stock option expense for the six months ended December 31, 2009 and 2008 was $3.0 million and $2.7 million, respectively. As of December 31, 2009, the total unrecognized compensation cost related to options outstanding was $7.4 million and is expected to be recognized over a weighted average period of 2.8 years.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The weighted average fair value per option granted during the six months ended December 31, 2009 and 2008 was $7.28 and $7.15, respectively. The fair value of options vested during the six months ended December 31, 2009 and 2008 was $4.0 million and $3.4 million, respectively.

The amount of cash received from the exercise of stock options during the six months ended December 31, 2009 and 2008 was $2.1 million and $1.7 million, respectively. The related tax benefit for the six months ended December 31, 2009 and 2008 was $0.2 million and $1.0 million, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2009 and 2008 was $0.7 million and $2.8 million, respectively.

Under the provisions of the 2002 Plan, participants may deliver our stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. There were no such shares delivered during the six months ended December 31, 2009. The fair value of shares delivered during the six months ended December 31, 2008 was $0.6 million.

Restricted Stock Awards

Changes in restricted stock awards for the six months ended December 31, 2009 were as follows:

		Weighted Average
	Shares	Fair Value

Unvested restricted stock awards, June 30, 2009	419,761	$31.99
Vested	(136,994)	30.54
Lapsed and forfeited	(25,555)	32.91

Unvested restricted stock awards, December 31, 2009	257,212	$32.77

During the six months ended December 31, 2009 and 2008, compensation expense related to restricted stock awards was $1.5 million and $2.7 million, respectively. As of December 31, 2009, the total unrecognized compensation cost related to unvested restricted stock awards was $4.2 million and is expected to be recognized over a weighted average period of 2 years.

Restricted Stock Units – Time vesting

In fiscal year 2010, we began granting time vesting restricted stock units under the 2002 Plan in place of restricted stock awards that had been traditionally granted under the plan.

Changes in time vesting restricted stock units for the six months ended December 31, 2009 were as follows:

	Stock	Weighted Average Fair
	Units	Value

Unvested time vesting restricted stock units, June 30, 2009	—	$—
Granted	203,515	21.58
Lapsed and forfeited	(9,321)	21.48

Unvested time vesting restricted stock units, December 31, 2009	194,194	$21.59

During the six months ended December 31, 2009, compensation expense related to time vesting restricted stock units was $1.1 million. As of December 31, 2009, the total unrecognized compensation cost related to unvested time vesting restricted stock units was $2.5 million and is expected to be recognized over a weighted average period of 3.4 years.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Restricted Stock Units – STEP

As of December 31, 2009, participating executives have been granted awards, under the Kennametal Inc. 2008 Strategic Transformational Equity Program, under the 2002 Plan (STEP), equal to that number of restricted stock units having a value of $34.3 million. A further amount of $3.0 million is available under the STEP for additional awards that may be made to other executives. There are no voting rights or dividends associated with these restricted stock units.

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

The assumptions used in our valuation for the EPS performance based portion of STEP restricted stock units granted during the six months ended December 31, 2009 and 2008 were as follows:

	2009	2008

Expected quarterly dividend per share	N/A	$0.12
Risk-free interest rate	N/A	2.3%

Changes in the EPS performance-based portion of STEP restricted stock units for the six months ended December 31, 2009 were as follows:

	Stock	Weighted Average Fair
	Units	Value

Unvested EPS performance-based STEP restricted stock units, June 30, 2009	568,800	$35.06
Granted	—	—
Forfeited	—	—

Unvested EPS performance-based STEP restricted stock units, December 31, 2009	568,800	$35.06

As of December 31, 2009, we continued to assume that none of the EPS performance-based STEP restricted stock units will vest.

The assumptions used in our lattice model valuation for the TSR performance-based portion of STEP restricted stock units granted during the six months ended December 31, 2009 and 2008 were as follows.

	2009	2008

Expected volatility	N/A	34.1%
Expected dividend yield	N/A	2.0%
Risk-free interest rate	N/A	2.3%

Changes in the TSR performance-based STEP restricted stock units for the six months ended December 31, 2009 were as follows:

	Stock	Weighted Average Fair
	Units	Value

Unvested TSR performance-based STEP restricted stock units, June 30, 2009	306,270	$8.01
Granted	—	—
Forfeited	—	—

Unvested TSR performance-based STEP restricted stock units, December 31, 2009	306,270	$8.01

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
During the six months ended December 31, 2009, compensation expense related to STEP restricted stock units was $0.3 million. Based on a change in the probability of achieving the performance criteria related to the vesting of the EPS performance-based portion of the restricted stock units, we reversed previously recognized compensation expense related to these units of $0.9 million for the six months ended December 31, 2008. As of December 31, 2009, the total unrecognized compensation cost related to unvested STEP restricted stock units was $1.0 million and is expected to be recognized over a weighted average period of 1.8 years.
11.	BENEFIT PLANS

We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to most U.S. employees.

The table below summarizes the components of net periodic pension cost:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2009	2008	2009	2008

Service cost	$1,997	$1,923	$3,995	$3,888
Interest cost	10,675	10,267	21,350	20,853
Expected return on plan assets	(11,591)	(11,548)	(23,164)	(23,477)
Amortization of transition obligation	14	13	29	31
Amortization of prior service credit	(70)	(54)	(140)	(107)
Special termination benefits	507	—	1,967	—
Recognition of actuarial losses	1,128	469	2,251	958

Net periodic pension cost	$2,660	$1,070	$6,288	$2,146

The table below summarizes the components of the net periodic other postretirement cost:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2009	2008	2009	2008

Service cost	$25	$89	$50	$178
Interest cost	316	418	633	837
Amortization of prior service cost	2	12	4	24
Recognition of actuarial gains	(92)	(21)	(184)	(42)

Net periodic other postretirement benefit cost	$251	$498	$503	$997

12.	INVENTORIES

We used the last-in, first-out (LIFO) method of valuing inventories for approximately 50 percent and 49 percent of total inventories at December 31, 2009 and June 30, 2009, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any year-end LIFO inventory adjustments.

Inventories consisted of the following:

	December 31,	June 30,
(in thousands)	2009	2009

Finished goods	$237,662	$242,276
Work in process and powder blends	130,076	134,713
Raw materials and supplies	72,215	78,851

Inventories at current cost	439,953	455,840
Less: LIFO valuation	(61,786)	(74,534)

Total inventories	$378,167	$381,306

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13.	LONG TERM DEBT AND CAPITAL LEASES

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

Superfund Sites We are involved as a PRP at several Superfund sites, and have responded to notices for other Superfund sites as to which our records disclose no involvement or for which predecessors of certain of our acquired companies have acknowledged responsibility. We have established reserves that we believe to be adequate to cover our share of the potential costs of remediation at certain of the Superfund sites; at December 31, 2009, the total of these accruals was $0.2 million. For the remaining Superfund sites, proceedings in those matters have not yet progressed to a stage where it is possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities or the amount of our liability alone or in relation to that of any other PRPs.

Other Environmental Issues We also maintain reserves for other potential environmental issues. At December 31, 2009, the total of these accruals was $5.5 million and represents anticipated costs associated with the remediation of these issues. We recorded unfavorable foreign currency translation adjustments of $0.1 million during the six months ended December 31, 2009 related to these reserves.

15.	INCOME TAXES

The effective income tax rate for the three months ended December 31, 2009 and 2008 was 44.7 percent compared to 23.2 percent, respectively. The increase in the current quarter rate was driven by restructuring and related charges in lower tax jurisdictions and a benefit in the prior year quarter related to the completion of a routine income tax examination for certain prior fiscal years.

The effective income tax rate for the six months ended December 31, 2009 and 2008 was 2.5 percent (benefit on a loss) compared to 20.3 percent (provision on income), respectively. The current year rate was unfavorably impacted by restructuring and related charges in lower tax jurisdictions and from the effects of having a relatively low pre-tax base. The prior year rate reflects a benefit from the completion of a routine income tax examination for certain prior fiscal years and the release of a valuation allowance in Europe.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options, restricted stock awards and restricted stock units by 0.7 million shares and 0.6 million shares for the three months ended December 31, 2009 and 2008, respectively, and 0.8 million shares for the six months ended December 31, 2008. For the six months ended December 31, 2009, the effect of unexercised capital stock options, restricted stock awards and restricted stock units was anti-dilutive and therefore has been excluded from diluted shares outstanding as well as from the diluted earnings per share calculation. Unexercised stock options, restricted stock awards and restricted stock units to purchase our capital stock of 2.9 million shares for the three months ended December 31, 2009 and 3.0 million shares for the six months ended December 31, 2009 are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore their inclusion would have been anti-dilutive.

17.	EQUITY

A summary of the changes in the carrying amounts of total equity, Kennametal shareowners’ equity and equity attributable to noncontrolling interests as of December 31, 2009 is as follows:

	Kennametal Shareowners’ Equity
				Accumulated other	Noncontrolling
(in thousands)	Capital stock	Additional capital	Retained earnings	comprehensive income	interests	Total Equity

Balance as of June 30, 2009	$91,540	$357,839	$786,345	$11,719	$20,012	$1,267,455
Net (loss) income	—	—	(3,850)	—	899	(2,951)
Other comprehensive income	—	—	—	23,551	530	24,081
Dividend reinvestment	8	138	—	—	—	146
Capital stock issued under employee benefit and stock plans	261	10,451	—	—	—	10,712
Purchase of capital stock	(8)	(138)	—	—	—	(146)
Equity offering	10,063	110,633				120,696
Cash dividends paid to shareowners	—	—	(19,572)	—	—	(19,572)
Cash dividends paid to noncontrolling interests	—	—	—	—	(176)	(176)

Total equity, December 31, 2009	$101,864	$478,923	$762,923	$35,270	$21,265	$1,400,245

During July 2009, we completed the issuance of 8,050,000 shares of our capital stock generating gross proceeds of $126.8 million and net proceeds, after deduction of fees, of $120.7 million. The net proceeds were used to pay down outstanding indebtedness under our revolving credit facility.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
A summary of the changes in the carrying amounts of total equity, Kennametal shareowners’ equity and equity attributable to noncontrolling interests as of December 31, 2008 is as follows:

	Kennametal Shareowners’ Equity
				Accumulated other	Noncontrolling
(in thousands)	Capital stock	Additional capital	Retained earnings	comprehensive income	interests	Total Equity

Balance as of June 30, 2008	$96,076	$468,169	$941,553	$142,109	$21,527	$1,669,434
Net income	—	—	51,126	—	684	51,810
Other comprehensive loss	—	—	—	(129,956)	(2,508)	(132,464)
Dividend reinvestment	22	393	—	—	—	415
Capital stock issued under employee benefit and stock plans	275	6,403	—	—	—	6,678
Purchase of capital stock	(4,987)	(122,544)	—	—	—	(127,531)
Cash dividends paid to shareowners	—	—	(17,912)	—	—	(17,912)
Cash dividends paid to noncontrolling interests	—	—	—	—	(303)	(303)
Noncontrolling interest share buy out	—	—	—	—	(165)	(165)

Total equity, December 31, 2008	$91,386	$352,421	$974,767	$12,153	$19,235	$1,449,962

The amounts of comprehensive income (loss) attributable to Kennametal shareowners’ and noncontrolling interests are disclosed in Note 18.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.	COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2009	2008	2009	2008
Net income (loss)	$6,237	$15,558	$(2,951)	$51,810
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges, net of income tax	(6)	130	(1,045)	1,131
Reclassification of unrealized losses on expired derivatives designated and qualified as cash flow hedges, net of income tax	57	2,220	20	4,866
Unrecognized net pension and other postretirement benefit (losses) gains, net of income tax	(316)	3,143	554	4,564
Reclassification of net pension and other postretirement benefit losses, net of income tax	598	566	1,191	898
Foreign currency translation adjustments, net of income tax	(1,948)	(49,344)	23,361	(143,923)

Total comprehensive income (loss)	4,622	(27,727)	21,130	(80,654)
Comprehensive income (loss) attributable to noncontrolling interests	384	(709)	1,429	(1,824)

Comprehensive income (loss) attributable to Kennametal Shareowners	$4,238	$(27,018)	$19,701	$(78,830)

19.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of cost over the fair value of the net assets of acquired companies. Goodwill and other intangible assets with indefinite lives are tested at least annually for impairment. We perform our annual impairment tests during the June quarter in connection with our annual planning process. We also perform specific impairment tests on an interim basis if we deem that a triggering event indicating impairment of the goodwill for a reporting unit or an indefinite-lived intangible asset may have occurred. We evaluate the recoverability of goodwill for each of our reporting units by comparing the fair value of each reporting unit with its carrying value. The fair values of our reporting units are determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit. We evaluate the recoverability of indefinite-lived intangible assets using a discounted cash flow analysis based on projected financial information. This evaluation is sensitive to changes in market interest rates and other external factors.
A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such are as follows:

(in thousands)	MSSG	AMSG	Total
Goodwill	$278,614	$375,211	$653,825
Accumulated impairment losses	(15,674)	(135,168)	(150,842)

Balance as of June 30, 2009	$262,940	$240,043	$502,983

Acquisitions / Divestitures	(121)	—	(121)
Adjustments	—	19	19
Translation	2,433	1,035	3,468

Change in Goodwill	2,312	1,054	3,366

Goodwill	280,926	376,265	657,191
Accumulated impairment losses	(15,674)	(135,168)	(150,842)

Balance as of December 31, 2009	$265,252	$241,097	$506,349

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of other intangible assets and their useful lives are as follows:

		December 31, 2009		June 30, 2009
	Estimated
	Useful Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Amount	Amortization
Contract-based	4 to 15	$6,381	$(5,080)	$6,357	$(4,896)
Technology-based and other	4 to 15	39,436	(20,522)	39,472	(18,971)
Customer-related	10 to 20	112,738	(26,867)	111,687	(22,773)
Unpatented technology	30	19,527	(4,269)	19,484	(3,802)
Trademarks	5 to 20	10,841	(3,442)	10,782	(2,717)
Trademarks	Indefinite	40,328	—	39,830	—

Total		$229,251	$(60,180)	$227,612	$(53,159)

During the six months ended December 31, 2009, we recorded amortization expense of $6.7 million related to our other intangible assets offset by foreign currency translation adjustments of $1.3 million.
20.	SEGMENT DATA
We operate two reportable operating segments consisting of MSSG and AMSG, and Corporate. We do not allocate certain corporate shared service costs, certain employee benefit costs, certain employment costs, such as performance-based bonuses and stock-based compensation expense, interest expense, other expense, income taxes or noncontrolling interest to our operating segments.
Our external sales, intersegment sales and operating income (loss) by segment are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2009	2008	2009	2008
External sales:
MSSG	$261,487	$322,007	$492,478	$727,402
AMSG	181,378	224,054	359,782	462,033

Total external sales	$442,865	$546,061	$852,260	$1,189,435

Intersegment sales:
MSSG	$27,961	$36,353	$58,655	$87,043
AMSG	4,391	4,662	8,233	11,615

Total intersegment sales	$32,352	$41,015	$66,888	$98,658

Total sales:
MSSG	$289,448	$358,360	$551,133	$814,445
AMSG	185,769	228,716	368,015	473,648

Total sales	$475,217	$587,076	$919,148	$1,288,093

Operating income (loss):
MSSG	$6,793	$6,904	$(5,973)	$49,283
AMSG	29,928	19,437	53,035	49,427
Corporate	(21,250)	(3,770)	(41,122)	(23,796)

Total operating income	$15,471	$22,571	$5,940	$74,914

21.	SUBSEQUENT EVENTS
We evaluated subsequent events after the balance sheet date of December 31, 2009 through February 5, 2010, prior to the issuance of these condensed consolidated financial statements and concluded that no subsequent events occurred that would require recognition in these condensed consolidated financial statements and no subsequent events occurred that would require disclosure in these condensed consolidated financial statements except as disclosed in Note 8.

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
Sales for the quarter ended December 31, 2009 improved sequentially by 8 percent from the preceding quarter. The improvement in sales was driven by an increase in industrial activity in certain markets and geographies. Compared to sales for the December quarter one year ago, sales were lower by 19 percent.
For the quarter ended December 31, 2009, we recorded net income attributable to Kennametal of $6.0 million or $0.07 per diluted share. Included in the results were pre-tax restructuring charges of $3.3 million as well as a net loss from discontinued operations of $0.1 million. Higher sales volume, increased permanent savings from restructuring programs and benefits from other cost reduction actions were the drivers for the net income.
The net results for the quarter ended December 31, 2009 improved sequentially from the September 2009 quarter. This improved performance was aided by higher sales, increased permanent savings from restructuring programs and ongoing cost discipline. In addition, restructuring charges and discontinued operations expenditures were both lower on a sequential basis.
The permanent savings that we are realizing from restructuring are the result of programs that we have undertaken over the past twenty-one months. Pre-tax benefits from these restructuring actions reached approximately $30 million in the current quarter due to manufacturing rationalization and workforce reduction programs. Most of these benefits were incremental to the same quarter one year ago. Kennametal continues to seek opportunities for further profitability enhancements and is implementing additional actions aimed at further reducing its current cost structure. As a result, we now expect to recognize approximately $155 million to $160 million of pre-tax charges and realize approximately $155 million to $160 million in annual pre-tax benefits related to our restructuring programs.
We generated cash flow from operating activities of $53.4 million during the six months ended December 31, 2009. This was aided by ongoing strong focus on management of working capital. We also reduced our capital expenditures to $19.3 million for the current period, which represents a $49.4 million decrease from the December period one year ago. Providing further cash during the current six month period was the receipt of remaining cash proceeds of $27 million from the June 2009 sale of our high speed steel business.
We took other steps to improve our financial position and enhance our liquidity, including two significant actions taken in July 2009 which involved the amendment of our revolving credit facility and the issuance of 8.1 million shares of our capital stock.
Cash and cash equivalents were $95.8 million as of December 31, 2009, an increase of $26.0 million for the current period. Total debt at December 31, 2009 was $338.8 million, a reduction of $147.2 million since June 30, 2009. Total equity was $1,400.2 million at December 31, 2009, an increase of $132.8 million since June 30, 2009.
We remain confident in our operational ability and financial strength and believe that we are well positioned to continue to expand our sales and achieve higher levels of profitability in an improving global economy.
The following narrative provides further discussion and analysis of our results of operations, liquidity and capital resources as well as other pertinent matters.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RESULTS OF CONTINUING OPERATIONS
SALES
Sales for the three months ended December 31, 2009 were $442.9 million, a decrease of $103.2 million, or 19 percent, from $546.1 million in the prior year quarter. Sales declined organically by 23 percent partially offset by a 4 percent increase from favorable foreign currency effects. Global industrial production and the corresponding demand in most industries and markets were well below the levels of the prior year quarter due to the slow economic recovery from the global recession.
Sales for the six months ended December 31, 2009 were $852.3 million, a decrease of $337.1 million, or 28 percent, from $1,189.4 million in the prior year period. Sales declined organically by 30 percent partially offset by a 2 percent increase from a business acquisition made in the prior fiscal year. Organic sales declined in all major metalworking markets except India. Organic sales decreased in the advance materials segment primarily due to lower sales in the engineered products business as well as reduced demand for energy related products.
GROSS PROFIT
Gross profit for the three months ended December 31, 2009 was $140.1 million, a decrease of $20.1 million from $160.2 million in the prior year quarter. This decrease was primarily due to lower organic sales volume and reduced absorption of manufacturing costs due to lower production levels. The impact of these items was offset to a considerable extent by increased permanent savings from restructuring programs, lower raw material costs and favorable foreign currency effects of $5.6 million as well as favorable business unit mix. The gross profit margin for the three months ended December 31, 2009 was 31.6 percent as compared to 29.3 percent generated in the prior year quarter.
Gross profit for the six months ended December 31, 2009 was $257.9 million, a decrease of $117.4 million from $375.3 million in the prior year. This decline was primarily due to lower organic sales volume, reduced absorption of manufacturing costs due to lower production levels and unfavorable business unit mix. The impact of these items was offset to a considerable extent by increased permanent savings from restructuring programs, lower raw material costs and one-time benefits from certain labor negotiations in Europe as well as favorable foreign currency effects of $0.3 million. The gross profit margin for the six months ended December 31, 2009 was 30.3 percent as compared to 31.6 percent in the prior year.
OPERATING EXPENSE
Operating expense for the three months ended December 31, 2009 decreased $10.2 million or 8 percent to $117.9 million compared to $128.1 million in the prior year quarter. The decrease is attributable to a $21.4 million decrease in employment expenses driven by restructuring programs and cash management activities, the impact of other cost reductions of $5.2 million, partially offset by a $12.3 million increase in incentive compensation expense and unfavorable foreign currency effects of $4.0 million.
Operating expense for the six months ended December 31, 2009 decreased $45.0 million or 16 percent to $234.1 million compared to $279.1 million in the prior year period. The decrease is attributable to a $44.8 million decrease in employment expenses driven by restructuring programs and cost management activities, the impact of other cost reduction actions of $11.5 million and favorable foreign currency effects of $1.6 million, partially offset by a $9.2 million increase in incentive compensation expense and the unfavorable impact of a prior year business acquisition.
RESTRUCTURING CHARGES
Over the past several quarters, the Company has undertaken a series of restructuring programs to reduce cost and improve operating efficiencies. These actions related to facility rationalizations and employment reductions.
Restructuring and related charges recorded in the three months ended December 31, 2009 amounted to $4.1 million, including $3.3 million of restructuring charges. Restructuring related charges of $0.6 million and $0.2 million were recorded in cost of goods sold and operating expense, respectively, during the three months ended December 31, 2009. We realized incremental pre-tax benefits from these restructuring programs of approximately $30 million for the three months ended December 31, 2009.
Restructuring and related charges recorded in the six months ended December 31, 2009 amounted to $12.7 million, including $11.2 million of restructuring charges. Restructuring related charges of $1.0 million and $0.5 million were recorded in cost of goods sold and operating expense, respectively, during the six months ended December 31, 2009. We realized incremental pre-tax benefits from these restructuring programs of approximately $60 million for the six months ended December 31, 2009. See Note 8 to our consolidated financial statements set forth in Part I Item 1 of this Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
We intend to undertake further restructuring actions which are expected to generate an additional $30 million to $35 million in annual savings once fully implemented over the next six to nine months. We expect to incur pre-tax cash charges of approximately $40 million to $45 million in connection with the execution of these new initiatives, most of which are expected to be cash expenditures. These new plans, together with restructuring programs previously announced over the past few quarters, are expected to produce annual ongoing pre-tax permanent savings of $155 million to $160 million once all are fully implemented. The combined total pre-tax charges are expected to be approximately $155 million to $160 million, including the $94.2 million recorded since inception through the December 2009 quarter.
AMORTIZATION OF INTANGIBLES
Amortization expense was $3.4 million for the three months ended December 31, 2009, an increase of $0.1 million from $3.3 million in the prior year quarter. Amortization expense was $6.7 million for both the six months ended December 31, 2009 and 2008, respectively.
INTEREST EXPENSE
Interest expense for the three months ended December 31, 2009 of $6.0 million decreased $2.0 million, or 26 percent, from $8.0 million in the prior year quarter. Interest expense for the six months ended December 31, 2009 of $12.3 million decreased $2.8 million, or 18 percent, from $15.1 million in the prior year quarter. These decreases were primarily due to repayment of outstanding indebtedness under our revolving credit facility with proceeds from our issuance of capital stock in July 2009, partially offset by higher interest rates related to the amended credit agreement.
OTHER INCOME, NET
Other income, net for the three months ended December 31, 2009 was $1.9 million, compared to $5.7 million for the three months ended December 31, 2008. The decrease was primarily driven by unfavorable change in foreign currency transaction results of $2.3 million and lower interest income.
Other income, net for the six months ended December 31, 2009 was $4.8 million, compared to $4.6 million for the six months ended December 31, 2008. The change was primarily driven by a favorable change in foreign currency transaction results of $2.0 million, offset by lower interest income.
INCOME TAXES
The effective income tax rate for the three months ended December 31, 2009 and 2008 was 44.7 percent compared to 23.2 percent, respectively. The increase in the current quarter rate was driven by restructuring and related charges in lower tax jurisdictions and a benefit in the prior year quarter related to the completion of a routine income tax examination for certain prior fiscal years.
The effective income tax rate for the six months ended December 31, 2009 and 2008 was 2.5 percent (benefit on a loss) compared to 20.3 percent (provision on income), respectively. The current year rate was unfavorably impacted by restructuring and related charges in lower tax jurisdictions and from the effects of having a relatively low pre-tax base. The prior year rate reflects a benefit from the completion of a routine income tax examination for certain prior fiscal years and the release of a valuation allowance in Europe.
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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

METALWORKING SOLUTIONS & SERVICES GROUP

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2009	2008	2009	2008

External sales	$261,487	$322,007	$492,478	$727,402
Intersegment sales	27,961	36,353	58,655	87,043
Operating income (loss)	6,793	6,904	(5,973)	49,283

For the three months ended December 31, 2009, MSSG external sales were $261.5 million compared to $322.0 million for the prior year quarter. This decrease was the result of an organic sales decline of 23 percent, partially offset by favorable foreign currency effects of 4 percent. Sequentially, sales increased by 13 percent from the preceding quarter and represents the second consecutive quarter of sequential growth as global industrial production continued to improve modestly. On a regional basis, India had a year-over-year organic sales increase of 5 percent. Europe and North America reported organic sales declines of 30 percent and 24 percent, respectively, compared with the prior year December quarter. Latin America and Asia Pacific also experienced year-over-year organic sales declines of 17 percent and 1 percent, respectively.
For the three months ended December 31, 2009, operating income was flat compared with the same quarter of the prior year. This was driven by benefits from restructuring programs and continued cost containment, offset by a reduction in sales of $60.5 million.
For the six months ended December 31, 2009, MSSG external sales were $492.5 million compared to $727.4 million for the prior year period. This decrease was the result of an organic sales decline of 32 percent. On a regional basis, Europe and North America reported organic sales declines of 37 percent and 32 percent, respectively, compared to the prior year period. Latin America, Asia Pacific and India also experienced organic sales declines of 25 percent, 22 percent and 13 percent, respectively.
For the six months ended December 31, 2009, MSSG operating loss was $6.0 million compared to operating income of $49.3 million for the prior year period. The primary drivers which led to the lower operating performance were reduced sales volume and the related impact of reduced manufacturing cost absorption due to lower production levels. The impact of these items was offset to a considerable extent by increased permanent savings from restructuring programs and one-time benefits from certain labor negotiations in Europe as well as other cost reduction actions and higher price realization.
ADVANCED MATERIALS SOLUTIONS GROUP

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2009	2008	2009	2008

External sales	$181,378	$224,054	$359,782	$462,033
Intersegment sales	4,391	4,662	8,233	11,615
Operating income	29,928	19,437	53,035	49,427

For the three months ended December 31, 2009, AMSG external sales were $181.4 million compared to $224.1 million for the prior year quarter. This decrease was the result of 22 percent organic decline, partially offset by the favorable impact of foreign currency effects of 3 percent. The organic decline was primarily driven by lower sales in the engineered products business as well as reduced demand for energy related products and capital equipment. Sequentially, sales increased by 2 percent.
For the three months ended December 31, 2009, AMSG operating income was $29.9 million compared to $19.4 million for the prior year quarter. The primary drivers which led to higher operating performance were increased permanent savings from restructuring programs as well as other cost reduction actions, partially offset by lower sales volume.
For the six months ended December 31, 2009, AMSG external sales were $359.8 million compared to $462.0 million for the prior year period. This decrease was the result of 26 percent organic decline, partially offset by the favorable impact of acquisitions of 4 percent. The organic decline was primarily driven by lower sales in the engineered products business as well as reduced demand for energy related products.
For the six months ended December 31, 2009, AMSG operating income was $53.0 million compared to $49.4 million for the prior year period. The primary drivers which led to higher operating performance were increased permanent savings from restructuring programs as well as other cost reduction actions, partially offset by lower sales volume.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CORPORATE

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2009	2008	2009	2008

Operating loss	$(21,250)	$(3,770)	$(41,122)	$(23,796)

For the three months ended December 31, 2009, operating loss was $21.3 million compared to operating loss of $3.8 million for the prior year quarter. The increase in operating loss was primarily due to higher provisions for incentive compensation programs and higher spending on implementation of certain long-term strategic projects, partially offset by savings from salary reductions currently in effect.
For the six months ended December 31, 2009, operating loss was $41.1 million compared to operating loss of $23.8 million for the prior year period. The increase in operating loss was primarily due to higher provisions for incentive compensation programs, higher spending on implementation of certain long-term strategic projects and restructuring related charges, partially offset by savings from salary reductions currently in effect.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations is our primary source of funds for financing our capital expenditures and internal growth. During the six months ended December 31, 2009, cash flow provided by operating activities was $53.4 million, driven by our operating performance and continued focus to reduce our working capital. Our cash flow from operations exceeded our investment in capital expenditures for that period. Also during the current period, we received remaining cash proceeds of $27.0 million from the divestiture of our high speed steel drills business that was completed in June 2009 and $0.8 million from the sale of the our gage business in October 2009.
As an additional source of funds to meet our cash requirements, we have a five-year, multi currency, revolving credit facility entered into in March 2006 (2006 Credit Agreement) that extends to March 2011 and permits revolving credit loans of up to $500.0 million. As of December 31, 2009, we had no outstanding borrowings under the agreement. In addition to our revolving credit facility, we obtain local financing through credit lines with commercial banks in the various countries in which we operate.
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
At December 31, 2009, we had cash and cash equivalents of $95.8 million. Total shareowners’ equity was $1,379.0 million and total debt was $338.8 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets as well as the counterparty risk of our credit providers. We believe that cash flow from operations and the availability under our credit lines will be sufficient to meet our cash requirements over the next 12 months.
There have been no material changes in our contractual obligations and commitments since June 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flow Provided by Operating Activities
During the six months ended December 31, 2009, cash flow provided by operating activities was $53.4 million, compared to $115.5 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net loss and non-cash items amounting to $52.6 million of cash generation plus cash provided by changes in certain assets and liabilities netting to $0.8 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts receivable of $12.0 million, a decrease in inventories of $8.4 million and an increase in other of $7.2 million, partially offset by a decrease in accounts payable and accrued liabilities of $20.6 million and a decrease in accrued income taxes of $6.3 million.
During the six months ended December 31, 2008, cash flow provided by operating activities consisted of net income and non-cash items totaling $108.2 million and changes in certain assets and liabilities netting to $7.3 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts receivable of $113.2 million partially offset by a decrease in accounts payable and accrued liabilities of $78.8 million due in part to a $14.3 million payment of 2008 performance-based bonuses, and an increase in inventories of $24.2 million.
Cash Flow Provided by (Used for) Investing Activities
Cash flow provided by investing activities was $10.5 million for the six months ended December 31, 2009, an increase of $142.7 million, compared to cash flow used for investing activities of $132.2 million in the prior year period. During the six months ended December 31, 2009, cash flow provided by investing activities included $27.0 million in remaining cash proceeds from the sale of our high speed steel drills business and related product lines and $0.8 million in cash proceeds from the sale of our gage business, partially offset by $19.3 million used for purchases of property, plant and equipment, which consisted primarily of equipment upgrades.
Cash flow used for investing activities was $132.2 million for the six months ended December 31, 2008. Cash flow used for investing activities included $68.7 million used for purchases of property, plant and equipment, which consisted primarily of equipment upgrades, and $65.4 million used for the acquisition of business assets.
Cash Flow (Used for) Provided by Financing Activities
Cash flow used for financing activities was $42.8 million for the six months ended December 31, 2009 compared to cash flow provided by financing activities of $25.9 million in the prior year period. During the six months ended December 31, 2009, cash flow used for financing activities included $120.7 million in net proceeds from issuance of capital stock and $3.8 million of dividend reinvestment and the effect of employee benefit and stock plans partially offset by $145.1 million net decrease in borrowings and $19.6 million of cash dividends paid to shareowners.
For the six months ended December 31, 2008, cash flow provided by financing activities was $25.9 million. Cash flow provided by financing activities included a $163.7 million net increase in borrowings and $3.8 million of dividend reinvestment and the effect of employee benefit and stock plans, partially offset by $127.5 million used for the repurchase of capital stock and $17.9 million of cash dividends paid to shareowners.
FINANCIAL CONDITION
At December 31, 2009, total assets were $2,320.5 million having decreased $26.5 million from $2,347.0 million at June 30, 2009. Total liabilities decreased $159.3 million from $1,079.5 million at June 30, 2009 to $920.2 million at December 31, 2009.
Working capital was $510.3 million at December 31, 2009, an increase of $13.4 million from $496.9 million at June 30, 2009. The increase in working capital was driven primarily by an increase in cash and cash equivalents of $26.0 million, a decrease in current maturities of long-term debt and capital leases of $18.5 million and a decrease in notes payable of $11.2 million, partially offset by a decrease in other current assets of $31.6 million and an increase in other current liabilities of $9.8 million. Foreign currency effects accounted for $4.9 million, $3.1 million, $0.8 million, $0.1 million and $0.01 million of the change in cash and cash equivalents, other current liabilities, other current assets, notes payable and current maturities of long-term debt and capital leases, respectively.
Property, plant and equipment, net decreased $15.2 million from $720.3 million at June 30, 2009 to $705.1 million at December 31, 2009, primarily due to depreciation expense of $40.8 million, partially offset by the favorable impact of foreign currency effects of $8.0 million and capital additions of $19.3 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
At December 31, 2009, other assets were $751.5 million, an increase of $0.8 million from $750.7 million at June 30, 2009. The primary drivers for the increase were an increase in goodwill and other assets of $3.4 million and $2.3 million, respectively, partially offset by a decrease in intangible assets of $5.4 million. The increase in goodwill was primarily due to favorable foreign currency effects of $3.5 million. The decrease in intangible assets was due to amortization expense of $6.7 million, partially offset by favorable foreign currency effects of $1.3 million.
Long-term debt and capital leases decreased $117.5 million from $436.6 million at June 30, 2009 to $319.1 million at December 31, 2009, primarily due to repayment of outstanding indebtedness under our revolving credit facility with proceeds from the issuance of capital stock.
Shareowners’ equity was $1,379.0 million at December 31, 2009, an increase of $131.6 million from $1,247.4 million at June 30, 2009. The increase was primarily attributed to an increase from foreign currency translation adjustments of $22.8 million and net proceeds from issuance of capital stock of $120.7 million, partially offset by net loss attributable to Kennametal of $3.9 million and cash dividends paid to shareowners of $19.6 million.
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
Superfund Sites We are involved as a PRP at several Superfund sites, and have responded to notices for other Superfund sites as to which our records disclose no involvement or for which predecessors of certain of our acquired companies have acknowledged responsibility. We have established reserves that we believe to be adequate to cover our share of the potential costs of remediation at certain of the Superfund sites; at December 31, 2009, the total of these accruals was $0.2 million. For the remaining Superfund sites, proceedings in those matters have not yet progressed to a stage where it is possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities or the amount of our liability alone or in relation to that of any other PRPs.
Other Environmental Issues We also maintain reserves for other potential environmental issues. At December 31, 2009, the total of these accruals was $5.5 million and represents anticipated costs associated with the remediation of these issues. We recorded unfavorable foreign currency translation adjustments of $0.1 million during the six months ended December 31, 2009 related to these reserves.
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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

		Average Price Paid per
Period	Total Number of Shares Purchased (1)	Share

October 1 through October 31, 2009	1,194	$23.78
November 1 through November 30, 2009	3,099	24.57
December 1 through December 31, 2009	2,235	23.43

Total	6,528	$24.03

(1)	During the six months ended December 31, 2009, employees delivered 3,429 shares of restricted stock to Kennametal, upon vesting, to satisfy tax-withholding requirements and 3,099 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program.
The company has no publicly announced repurchase plans or programs as of December 31, 2009.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information set forth in Part II, Item 4 of the Company’s September 30, 2009 Form 10-Q is incorporated herein by reference.

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

KENNAMETAL INC.
Date: February 5, 2010	By:	/s/ Martha A. Bailey
Martha A. Bailey
Vice President Finance and Corporate Controller