Form 10-Q
period 2010-03-31
KENNAMETAL INC
filed 2010-05-05
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
Commission file number 1-5318
KENNAMETAL INC.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	25-0900168 (I.R.S. Employer Identification No.)

World Headquarters
1600 Technology Way
P.O. Box 231
Latrobe, Pennsylvania	15650-0231
(Address of principal executive offices)	(Zip Code)
Website: www.kennametal.com
Registrant’s telephone number, including area code: (724) 539-5000
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ] NO [   ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ] NO [X]
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at April 30, 2010

Capital Stock, par value $1.25 per share	81,734,194

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands, except per share data)	2010	2009	2010	2009

Sales	$493,165	$424,387	$1,345,425	$1,613,822
Cost of goods sold	322,841	321,959	917,212	1,136,112

Gross profit	170,324	102,428	428,213	477,710
Operating expense	120,062	106,469	354,126	385,543
Restructuring and asset impairment charges (Notes 8 and 19)	20,720	142,826	31,898	157,442
Amortization of intangibles	3,239	3,196	9,946	9,874

Operating income (loss)	26,303	(150,063)	32,243	(75,149)
Interest expense	6,531	6,658	18,856	21,741
Other income, net	(1,496)	(5,319)	(6,314)	(9,949)

Income (loss) from continuing operations before income taxes	21,268	(151,402)	19,701	(86,941)
Provision (benefit) for income taxes	11,065	(14,281)	11,026	(1,203)

Income (loss) from continuing operations	10,203	(137,121)	8,675	(85,738)
Loss from discontinued operations	-	(592)	(1,423)	(165)

Net income (loss)	10,203	(137,713)	7,252	(85,903)
Less: Net income attributable to noncontrolling interests	518	161	1,417	845

Net income (loss) attributable to Kennametal	$9,685	$(137,874)	$5,835	$(86,748)

Amounts attributable to Kennametal Shareowners:
Income (loss) from continuing operations	$9,685	$(137,282)	$7,258	$(86,583)
Loss from discontinued operations	-	(592)	(1,423)	(165)

Net income (loss) attributable to Kennametal	$9,685	$(137,874)	$5,835	$(86,748)

PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL (Note 16)
Basic earnings (loss) per share:
Continuing operations	$0.12	$(1.89)	$0.09	$(1.18)
Discontinued operations	-	(0.01)	(0.02)	-

	$0.12	$(1.90)	$0.07	$(1.18)

Diluted earnings (loss) per share:
Continuing operations	$0.12	$(1.89)	$0.09	$(1.18)
Discontinued operations	-	(0.01)	(0.02)	-

	$0.12	$(1.90)	$0.07	$(1.18)

Dividends per share	$0.12	$0.12	$0.36	$0.36

Basic weighted average shares outstanding	81,358	72,673	80,756	73,238

Diluted weighted average shares outstanding	82,189	72,673	81,397	73,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	June 30,
(in thousands, except per share data)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$110,893	$69,823
Accounts receivable, less allowance for doubtful accounts of $27,649 and $25,228	317,136	278,977
Inventories (Note 12)	372,594	381,306
Deferred income taxes	52,347	51,797
Other current assets	41,369	94,001

Total current assets	894,339	875,904

Property, plant and equipment:
Land and buildings	353,075	357,285
Machinery and equipment	1,312,122	1,322,107
Less accumulated depreciation	(983,603)	(959,066)

Property, plant and equipment, net	681,594	720,326

Other assets:
Investments in affiliated companies	2,253	2,138
Goodwill (Note 19)	499,318	502,983
Other intangible assets, less accumulated amortization of $62,240 and $53,159 (Note 19)	162,686	174,453
Deferred income taxes	22,206	23,129
Other	48,913	48,041

Total other assets	735,376	750,744

Total assets	$2,311,309	$2,346,974

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases (Note 13)	$2,604	$21,147
Notes payable to banks	16,085	28,218
Accounts payable	94,256	87,176
Accrued income taxes	10,930	18,897
Accrued expenses	86,383	81,838
Other current liabilities (Note 8)	167,001	141,693

Total current liabilities	377,259	378,969
Long-term debt and capital leases, less current maturities (Note 13)	317,486	436,592
Deferred income taxes	73,954	71,281
Accrued pension and postretirement benefits	132,014	132,787
Accrued income taxes	5,005	5,497
Other liabilities	31,270	54,393

Total liabilities	936,988	1,079,519

Commitments and contingencies

EQUITY (Note 17)
Kennametal shareowners’ equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	-	-
Capital stock, $1.25 par value; 120,000 shares authorized; 81,677 and 73,232 shares issued	102,096	91,540
Additional paid-in capital	484,870	357,839
Retained earnings	762,751	786,345
Accumulated other comprehensive income	3,215	11,719

Total Kennametal shareowners’ equity	1,352,932	1,247,443
Noncontrolling interests	21,389	20,012

Total equity	1,374,321	1,267,455

Total liabilities and equity	$2,311,309	$2,346,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

Nine months ended March 31 (in thousands)	2010 [a]	2009 [a]
OPERATING ACTIVITIES
Net income (loss)	$7,252	$(85,903)
Adjustments for non-cash items:
Depreciation	61,323	62,650
Amortization	9,946	9,874
Stock-based compensation expense	12,529	6,241
Restructuring and asset impairment charges (Note 8 and 19)	366	113,730
Loss on divestiture	527	-
Deferred income tax provision	306	(8,369)
Other	(3,969)	(1,035)
Changes in certain assets and liabilities, excluding effects of acquisitions and divestitures:
Accounts receivable	(34,750)	173,901
Inventories	4,524	4,319
Accounts payable and accrued liabilities	9,109	(87,953)
Accrued income taxes	16,686	(12,759)
Other	8,788	(10,957)

Net cash flow provided by operating activities	92,637	163,739

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(30,438)	(92,712)
Disposals of property, plant and equipment	4,087	2,386
Acquisition of business assets, net of cash acquired	-	(64,519)
Proceeds from divestitures	27,788	-
Other	286	(20)

Net cash flow provided by (used for) investing activities	1,723	(154,865)

FINANCING ACTIVITIES
Net decrease in notes payable	(12,187)	(16,053)
Net (decrease) increase in short-term revolving and other lines of credit	(18,400)	55,526
Term debt borrowings	439,327	779,319
Term debt repayments	(555,041)	(645,287)
Purchase of capital stock	(224)	(127,648)
Proceeds from interest rate swap agreement termination (Note 7)	-	12,566
Net proceeds from equity offering (Note 17)	120,693	-
Dividend reinvestment and employee benefit and stock plans	6,603	3,985
Cash dividends paid to shareowners	(29,429)	(26,686)
Other	(1,096)	1,642

Net cash flow (used for) provided by financing activities	(49,754)	37,364

Effect of exchange rate changes on cash and cash equivalents	(3,536)	(34,526)

CASH AND CASH EQUIVALENTS
Net increase in cash and cash equivalents	41,070	11,712
Cash and cash equivalents, beginning of period	69,823	86,478

Cash and cash equivalents, end of period	$110,893	$98,190

The accompanying notes are an integral part of these condensed consolidated financial statements.
a Amounts presented include cash flows from discontinued operations.

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

The condensed consolidated financial statements, which include our accounts and those of our consolidated subsidiaries, should be read in conjunction with our 2009 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2009 was derived from the audited balance sheet included in our 2009 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal, recurring adjustments. The results for the nine months ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2010 is to the fiscal year ending June 30, 2010. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its consolidated subsidiaries.
3.	NEW ACCOUNTING STANDARDS

As of September 30, 2009, Kennametal adopted Accounting Standards Codification (ASC) 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASC 105-10). The FASB Accounting Standards Codification (Codification) is the single source of authoritative nongovernmental accounting principles generally accepted in the United States of America (U.S. GAAP). The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all of the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification affects the way companies reference U.S. GAAP in financial statements and in their accounting policies.

As of March 31, 2010, Kennametal adopted Accounting Standards Update (ASU) 2010-09, “Subsequent events

(Topic 855) – Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-09). The FASB has amended its guidance on subsequent events to remove the date through which an entity has evaluated subsequent events. ASU 2010-09 is effective upon issuance. See Note 21 for additional disclosures.

As of March 31, 2010, Kennametal adopted ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers, and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications are effective for Kennametal beginning

January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for Kennametal beginning July 1, 2011. See Note 5 for additional disclosures.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In February 2010, the FASB issued ASU 2010-08, “Technical Corrections to Various Topics.” This ASU primarily contains (1) technical corrections to various topics in the FASB Codification to eliminate inconsistencies and outdated provisions, and (2) miscellaneous clarifications to U.S. GAAP, including guidance on embedded derivatives and hedging. None of the corrections fundamentally change U.S. GAAP. However, clarifications made to the guidance on embedded derivatives and hedging may cause a change in application. ASU 2010-08 is effective for Kennametal beginning July 1, 2010. We do not expect this ASU to have a material impact on our condensed consolidated financial statements.

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” The amendments in this update to the Codification are the result of Statement of Financial Accounting Standard (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASU 2009-17). ASU 2009-17 modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 clarifies that the determination of whether a company is required to consolidate a variable interest entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. ASU 2009-17 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective for Kennametal beginning July 1, 2010. We are in the process of evaluating the provisions of ASU 2009-17 to determine the impact of adoption on our condensed consolidated financial statements.

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets.” The amendments in this update to the Codification are the result of SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” ASU 2009-16 requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. ASU 2009-16 is effective for Kennametal beginning July 1, 2010. We are in the process of evaluating the provisions of ASU 2009-16 to determine the impact of adoption on our condensed consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements.” The amendments in this update to the Codification are the result of Emerging Issues Task Force (EITF) Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables” (ASU 2009-13). ASU 2009-13 will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and will often result in earlier revenue recognition. In addition, the residual method of allocating arrangement consideration is no longer permitted under ASU 2009-13. ASU 2009-13 is to be applied prospectively and is effective for Kennametal beginning July 1, 2010. We are in the process of evaluating the provisions of ASU 2009-13 to determine the impact of adoption on our condensed consolidated financial statements.

As of September 30, 2009, Kennametal adopted ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 supplements and amends the guidance in ASC 820, “Fair Value Measurements and Disclosures,” to clarify how an entity should measure the fair value of liabilities. ASU 2009-05 also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurements of its fair value. The adoption of ASU 2009-05 did not have a material impact on our condensed consolidated financial statements. See Note 5 for additional disclosures.

As of September 30, 2009, Kennametal adopted ASC 825-10, “Interim Disclosure about Fair Value of Financial Instruments.” ASC 825-10 expands required fair value disclosures to interim periods for all financial instruments that are within the scope of ASC 825-10, “Disclosures about Fair Value of Financial Instruments.” ASC 825-10 also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments as well as significant changes in such methods and assumptions from prior periods. The adoption of ASC 825-10 expanded the related disclosures in our condensed consolidated financial statements. See Note 6 for additional disclosures.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of July 1, 2009, Kennametal adopted ASC 805-20, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This new guidance amends the previous guidance on “Business Combinations” and establishes a model to account for preacquisition contingencies. ASC 805-20 requires an acquirer to recognize at fair value an asset or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria ASC 450-20, “Accounting for Contingencies” and “Reasonable Estimation of the Amount of a Loss,” to determine whether the contingency should be recognized as of the acquisition date or after it. The adoption of ASC 805-20, which is to be applied prospectively, had no impact on our condensed consolidated financial statements given we had no acquisitions during the nine months ended March 31, 2010.

As of July 1, 2009, Kennametal adopted ASC 350-30, “Accounting for Defensive Intangible Assets.” ASC 350-30 applies to all acquired intangible assets in situations in which the entity does not intend to actively use the asset but intends to hold the asset to prevent others from obtaining access to the asset with limited exceptions. ASC 350-30 requires that defensive intangible assets be accounted for as a separate unit of accounting and be assigned a useful life. The adoption of ASC 350-30 had no impact on our condensed consolidated financial statements as we have no defensive intangible assets.

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

As of July 1, 2009, Kennametal adopted ASC 323-10, “Equity Method Investment Accounting Considerations.” ASC 323-10 addresses a number of matters associated with the impact that ASC 805-20 and ASC 810-10 “Noncontrolling Interest in Consolidated Financial Statements” might have on the accounting for equity method investments. ASC 323-10 provides guidance on how an equity method investment should initially be measured, how it should be tested for impairment and how changes in classification from equity method to cost method should be treated as well as other issues. The adoption of ASC 323-10 had no impact on our condensed consolidated financial statements.

As of July 1, 2009, Kennametal adopted ASC 260-10, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” ASC 260-10 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of ASC 260-10 did not have a material impact on our condensed consolidated financial statements.

As of July 1, 2009, Kennametal adopted ASC 810-10, “Noncontrolling Interests in Consolidated Financial Statements” to establish accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810-10 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolled interest. ASC 810-10 has also changed the related disclosure requirements for our condensed consolidated financial statements. See the condensed consolidated statements of income, condensed consolidated balance sheet and Note 17 for required disclosures.

On July 1, 2009, Kennametal adopted ASC 820-10, “Fair Value Measurements” as it relates to nonfinancial assets and nonfinancial liabilities. The adoption of ASC 820-10 did not have an impact on our condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

Nine months ended March 31 (in thousands)	2010	2009

Cash paid (refunded) during the period for:
Interest	$16,043	$15,474
Income taxes	(5,129)	12,361

Supplemental disclosure of non-cash information:
Contribution of stock to employees’ defined contribution benefit plans	4,248	225
Change in fair value of interest rate swaps	-	730
Changes in accounts payable related to purchases of property, plant and equipment	-	(12,800)

5.	FAIR VALUE MEASUREMENTS

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

Level 3: Inputs that are unobservable.

As of March 31, 2010, the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Current assets:
Derivative contracts
Range forward contracts [a]	$-	$66	$-	$66
Currency forward contracts [a]	-	56	-	56

Total current assets	$-	$122	$-	$122

Current liabilities:
Derivative contracts
Range forward contracts [a]	$-	$8	$-	$8
Currency forward contracts [a]	-	814	-	814

Total current liabilities	$-	$822	$-	$822

[a] Foreign currency derivative contracts are valued based on observable market spot and forward rates and are classified within Level 2 of the fair value hierarchy.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	FINANCIAL INSTRUMENTS

The methods used to estimate the fair value of our financial instruments are as follows:

Cash and Equivalents, Current Maturities of Long-Term Debt and Notes Payable to Banks The carrying amounts approximate their fair value because of the short maturity of the instruments.

Long-Term Debt Fixed rate debt had a fair market value of $325.9 million and $314.1 million at March 31, 2010 and June 30, 2009, respectively. The fair value is determined based on the quoted market price of this debt as of March 31, 2010 and June 30, 2009, respectively.
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

The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheet are as follows:

	March 31,	June 30,
(in thousands)	2010	2009

Derivatives designated as hedging instruments:
Other current assets - range forward contracts	$66	$182
Other current liabilities - range forward contracts	(8)	-

Total derivatives designated as hedging instruments	58	182

Derivatives not designated as hedging instruments:
Other current assets - currency forward contracts	56	13
Other current liabilities - currency forward contracts	(814)	(36)

Total derivatives not designated as hedging instruments	(758)	(23)

Total derivatives	$(700)	$159

Certain currency forward contracts hedging significant cross-border intercompany loans are considered as other derivatives and therefore do not qualify for hedge accounting. These contracts are recorded at fair value in the balance sheet, with the offset to other income, net. Losses (gains) related to derivatives not designated as hedging instruments have been recognized as follows:

Nine months ended March 31 (in thousands)	2010	2009

Other expense (income), net - currency forward contracts	$794	$(10)

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In February 2009, we terminated interest rate swap agreements to convert $200.0 million of our fixed rate debt to floating rate debt. These agreements were originally set to mature in June 2012. Upon termination, we received a cash payment of $13.2 million. This gain is being amortized as a component of interest expense over the remaining term of the related debt using the effective interest rate method. During the nine months ended March 31, 2010, $4.2 million was recognized as a reduction in interest expense. We had no such agreements outstanding at March 31, 2010.

Gains related to fair value hedges represent a reduction in interest expense and have been recognized as follows:

Nine months ended March 31 (in thousands)	2010	2009

Interest expense – interest rate swap agreements	$(4,167)	$(1,804)

CASH FLOW HEDGES

Currency forward contracts and range forward contracts (a transaction where both a put option is purchased and a call option is sold), designated as cash flow hedges, hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive income (loss), net of tax, and are recognized as a component of other income, net when the underlying sale of products or services are recognized into earnings. The notional amount of the contracts translated into U.S. dollars at March 31, 2010 and 2009, was $17.8 million and $38.0 million, respectively. The time value component of the fair value of range forwards is excluded from the assessment of hedge effectiveness. Over the next 12 months assuming the market rates remain constant with the rates at March 31, 2010, we do not expect to recognize into earnings any significant gains or losses on outstanding derivatives.

Floating-to-fixed interest rate swap agreements, designated as cash flow hedges, are entered into from time to time to hedge our exposure to interest rate changes on a portion of our floating rate debt. These interest rate swap agreements convert a portion of our floating rate debt to fixed rate debt. We record the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to accumulated other comprehensive income (loss), net of tax (AOCI). We had no such agreements outstanding at March 31, 2010.

Losses (gains) related to cash flow hedges have been recognized as follows:

Nine months ended March 31 (in thousands)	2010	2009

Loss (gains) recognized in other comprehensive (loss) income - range forward contracts	$27	$(5,400)

Gains reclassifed from accumulated other comprehensive (loss) income into other (income) expense, net – range forward contracts	$(1,477)	$(4,816)

For the nine months ended March 31, 2010 and 2009, no portion of the gains or losses recognized in earnings were due to ineffectiveness and no amount was excluded from our effectiveness testing.
8.	RESTRUCTURING CHARGES

As previously announced, the Company continued to implement restructuring plans to reduce costs and improve operating efficiencies. These actions relate to the rationalization of certain manufacturing and service facilities, as well as other employment and cost reduction programs. Restructuring and related charges recorded in the nine months ended March 31, 2010 amounted to $35.6 million, including $32.2 million of restructuring charges, of which $0.3 million related to inventory disposals and were recorded in cost of goods sold. During the nine months ended March 31, 2010, restructuring related charges of $2.3 million were recorded in cost of goods sold and $1.1 million in operating expense. We realized pre-tax benefits from these restructuring programs of approximately $36 million and $98 million for the three and nine months ended March 31, 2010, respectively.

Restructuring and related charges recorded in the nine months ended March 31, 2009 amounted to $52.1 million, including $47.4 million of restructuring charges, of which $1.0 million were related to inventory disposals and recorded in cost of goods sold. Restructuring-related charges of $5.9 million were recorded in cost of goods sold and a restructuring-related benefit of $1.2 million was recorded in operating expense during the nine months ended March 31, 2009.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s restructuring programs are on track to deliver the anticipated annual ongoing pre-tax permanent savings of $155 million to $160 million once all programs are fully implemented. The combined total pre-tax charges are expected to be approximately $160 million to $165 million. Total restructuring and related charges to date of $115 million have been recorded through the March 2010 quarter and the majority of the remaining charges are expected to be completed within the next 6 months.
The restructuring accrual is recorded in other current liabilities in our condensed consolidated balance sheet and the amount attributable to each segment is as follows:

			Asset	Cash
(in thousands)	June 30, 2009	Expense	Write-down	Expenditures	Translation	March 31, 2010

MSSG
Severance	$19,988	$10,667	$-	$(25,401)	$215	$5,469
Facilities	518	552	(288)	(141)	(20)	621
Other	201	384	-	(744)	135	(24)

Total MSSG	20,707	11,603	(288)	(26,286)	330	6,066

AMSG
Severance	4,465	13,128	-	(5,003)	4	12,594
Facilities	158	78	(78)	-	-	158
Other	48	300	-	(79)	(8)	261

Total AMSG	4,671	13,506	(78)	(5,082)	(4)	13,013

Corporate
Severance	1,584	7,077	-	(3,716)	(10)	4,935

Total Corporate	1,584	7,077	-	(3,716)	(10)	4,935

Total	$26,962	$32,186	$(366)	$(35,084)	$316	$24,014

9.	DISCONTINUED OPERATIONS

On June 30, 2009, we completed the sale of our high speed steel drills and related product lines as we continued to focus on shaping our business portfolio and rationalizing our manufacturing footprint. This divestiture, which was part of our MSSG segment, was accounted for as discontinued operations. Cash proceeds received from this divestiture amounted to $29.0 million. We did not incur any pre-tax charges related to this divestiture during the three months ended March 31, 2010. We incurred pre-tax charges related to the divestiture of $2.3 million during the nine months ended March 31, 2010. These pre-tax charges as well as the related tax effects were recorded in discontinued operations. We do not expect to incur any additional pre-tax charges related to this divestiture.

The following represents the results of discontinued operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2010	2009	2010	2009

Sales	$-	$16,924	$-	$65,438

Loss from discontinued operations before income taxes	$-	$(972)	$(2,269)	$(419)
Income tax benefit	-	380	846	254

Loss from discontinued operations	$-	$(592)	$(1,423)	$(165)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	STOCK-BASED COMPENSATION

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

Options

The assumptions used in our Black-Scholes valuation related to stock option grants made during the nine months ended March 31, 2010 and 2009 were as follows:

	2010	2009

Risk-free interest rate	2.3%	3.0%
Expected life (years) (1)	4.5	4.5
Expected volatility (2)	43.9%	27.7%
Expected dividend yield	1.8%	1.3%

(1) Expected life is derived from historical experience.
(2) Expected volatility is based on the historical volatility of our capital stock.
Changes in our stock options for the nine months ended March 31, 2010 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average Exercise	Remaining	Intrinsic value
	Options	Price	Life (years)	(in thousands)

Options outstanding, June 30, 2009	3,389,355	$25.95
Granted	937,537	21.63
Exercised	(238,553)	18.17
Lapsed and forfeited	(234,302)	27.85

Options outstanding, March 31, 2010	3,854,037	$25.27	6.4	$16,431

Options vested and expected to vest, March 31, 2010	3,754,634	$25.28	6.4	$15,996

Options exercisable, March 31, 2010	2,195,467	$24.59	4.8	$10,459

Stock option expense for the nine months ended March 31, 2010 and 2009 was $3.8 million and $3.3 million, respectively. As of March 31, 2010, the total unrecognized compensation cost related to options outstanding was $6.6 million and is expected to be recognized over a weighted average period of 2.7 years.
The weighted average fair value per option granted during the nine months ended March 31, 2010 and 2009 was $7.31 and $7.15, respectively. The fair value of options vested during the nine months ended March 31, 2010 and 2009 was $4.1 million and $3.5 million, respectively.
The amount of cash received from the exercise of stock options during the nine months ended March 31, 2010 and 2009 was $4.3 million and $1.7 million, respectively. The related tax benefit for the nine months ended March 31, 2010 and 2009 was $0.5 million and $1.0 million, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2010 and 2009 was $1.8 million and $2.9 million, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Awards
Changes in our restricted stock awards for the nine months ended March 31, 2010 were as follows:

		Weighted
		Average Fair
	Shares	Value

Unvested restricted stock awards, June 30, 2009	419,761	$31.99
Vested	(179,173)	31.33
Lapsed and forfeited	(27,854)	32.80

Unvested restricted stock awards, March 31, 2010	212,734	$32.56

During the nine months ended March 31, 2010 and 2009, compensation expense related to restricted stock awards was $2.2 million and $3.5 million, respectively. As of March 31, 2010, the total unrecognized compensation cost related to unvested restricted stock was $3.6 million and is expected to be recognized over a weighted average period of 1.8 years.
Restricted Stock Units – Time Vesting
In fiscal year 2010, we began granting time vesting restricted stock units under the 2002 Plan in place of restricted stock awards that had been traditionally granted under the plan.
Changes in time vesting restricted stock units for the nine months ended March 31, 2010 were as follows:

		Weighted
	Stock	Average Fair
	Units	Value

Unvested time vesting restricted stock units, June 30, 2009	-	$-
Granted	602,883	24.23
Lapsed and forfeited	(13,179)	21.55

Unvested time vesting restricted stock units, March 31, 2010	589,704	$24.28

During the nine months ended March 31, 2010, compensation expense related to time vesting restricted stock units was $1.9 million. As of March 31, 2010, the total unrecognized compensation cost related to unvested time vesting restricted stock units was $9.9 million and is expected to be recognized over a weighted average period of 2.9 years.
Restricted Stock Units – STEP
As of March 31, 2010, participating executives have been granted awards, under the Kennametal Inc. 2008 Strategic Transformational Equity Program, under the 2002 Plan (STEP), equal to that number of restricted stock units having a value of $34.3 million. A further amount of $3.0 million is available under the STEP for additional awards that may be made to other executives. There are no voting rights or dividends associated with these restricted stock units.
Under the STEP, participants may earn up to a cumulative 35 percent of the maximum restricted stock units awarded if certain threshold levels of the performance conditions are achieved through two interim dates of September 30, 2009 and 2010. The threshold level of performance conditions for September 30, 2009 was not achieved. Generally, the distribution of any restricted stock units under the STEP is conditioned upon the participants being employed by the Company on the date of distribution and the satisfaction of all other provisions of the STEP.
The assumptions used in our valuation for the EPS performance-based portion of STEP restricted stock units granted during the nine months ended March 31, 2010 and 2009 were as follows:

	2010	2009

Expected quarterly dividend per share	N/A	$0.12
Risk-free interest rate	N/A	2.3%

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

There were no changes in the EPS performance-based portion of STEP restricted stock units for the nine months ended March 31, 2010. The unvested EPS performance-based STEP restricted stock units as of March 31, 2010 were 568,800 and the weighted average fair value was $35.06.
As of March 31, 2010, we continued to assume that none of the EPS performance-based STEP restricted stock units will vest.
The assumptions used in our lattice model valuation for the total shareholder return (TSR) performance-based portion of STEP restricted stock units granted during the nine months ended March 31, 2010 and 2009 were as follows.

	2010	2009

Expected volatility	N/A	34.1%
Expected dividend yield	N/A	2.0%
Risk-free interest rate	N/A	2.3%

There were no changes in the TSR performance-based STEP restricted stock units for the nine months ended March 31, 2010. The unvested TSR performance-based STEP restricted stock units as of March 31, 2010 were 306,270 and the weighted average fair value was $8.01.
During the nine months ended March 31, 2010, compensation expense related to STEP restricted stock units was $0.5 million. Based on a change in the probability of achieving the performance criteria related to the vesting of the EPS performance-based portion of these restricted stock units, we reversed previously recognized compensation expense related to these units of $0.7 million for the nine months ended March 31, 2009. As of March 31, 2010, the total unrecognized compensation cost related to unvested STEP restricted stock units was $0.8 million and is expected to be recognized over a weighted average period of 1.5 years.
11.	BENEFIT PLANS

We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to most U.S. employees.

The table below summarizes the components of net periodic pension cost:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2010	2009	2010	2009

Service cost	$1,976	$1,912	$5,971	$5,800
Interest cost	10,525	10,191	31,875	31,044
Expected return on plan assets	(11,519)	(11,519)	(34,683)	(34,996)
Amortization of transition obligation	12	13	41	44
Amortization of prior service credit	(70)	(54)	(210)	(160)
Special termination benefits	1,610	-	3,577	-
Recognition of actuarial losses	1,104	467	3,355	1,425

Net periodic pension cost	$3,638	$1,010	$9,926	$3,157

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below summarizes the components of the net periodic other postretirement cost (benefit):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2010	2009	2010	2009

Service cost	$25	$89	$74	$267
Interest cost (benefit)	316	(233)	949	604
Amortization of prior service cost	2	12	6	36
Recognition of actuarial gains	(92)	(21)	(276)	(63)
Curtailment gain	-	(3,169)	-	(3,169)

Net periodic other postretirement cost (benefit)	$251	$(3,322)	$753	$(2,325)

During the three and nine months ended March 31, 2009, the Company recognized a curtailment gain of $3.2 million resulting from a plant closure of which $1.9 million was recognized in cost of goods sold and $1.3 million was recognized in operating expense.
12.	INVENTORIES

We used the last-in, first-out (LIFO) method of valuing inventories for approximately 50 percent and 49 percent of total inventories at March 31, 2010 and June 30, 2009, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

Inventories consisted of the following:

	March 31,	June 30,
(in thousands)	2010	2009

Finished goods	$229,846	$242,276
Work in process and powder blends	133,245	134,713
Raw materials and supplies	72,224	78,851

Inventories at current cost	435,315	455,840
Less: LIFO valuation	(62,721)	(74,534)

Total inventories	$372,594	$381,306

13.	DEBT AND CAPITAL LEASES

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Superfund Sites We are involved as a PRP at several Superfund sites, and have responded to notices for other Superfund sites as to which our records disclose no involvement or for which predecessors of certain of our acquired companies have acknowledged responsibility. We have established reserves that we believe to be adequate to cover our share of the potential costs of remediation at certain of the Superfund sites; at March 31, 2010, the total of these accruals was $0.2 million. For the remaining Superfund sites, proceedings in those matters have not yet progressed to a stage where it is possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities or the amount of our liability alone or in relation to that of any other PRPs.

Other Environmental Issues We also maintain reserves for other potential environmental issues. At March 31, 2010, the total of these accruals was $5.1 million and represents anticipated costs associated with the remediation of these issues. We recorded favorable foreign currency translation adjustments of $0.2 million during the nine months ended March 31, 2010 related to these reserves.
15.	INCOME TAXES

The effective income tax rate for the three months ended March 31, 2010 and 2009 was 52.0 percent (provision on income) compared to 9.4 percent (benefit on a loss), respectively. The change in the rate from the prior year was primarily driven by restructuring and related charges in tax jurisdictions where the associated tax benefits were offset by a valuation allowance and a greater percent of earnings in higher tax jurisdictions in the current year, as well as the impact of a goodwill impairment charge recorded in the prior year.

The effective income tax rate for the nine months ended March 31, 2010 and 2009 was 56.0 percent (provision on income) compared to 1.4 percent (benefit on a loss), respectively. The current year rate reflects the impact of restructuring and related charges in tax jurisdictions where the associated tax benefits were offset by a valuation allowance and a greater percent of earnings in higher tax jurisdictions. The prior year rate reflects the impact of a goodwill impairment charge.
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

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options, restricted stock awards and restricted stock units by 0.8 million shares and 0.6 million shares for the three and nine months ended March 31, 2010, respectively. For the three and nine months ended March 31, 2009, the effect of all unexercised capital stock options, restricted stock awards and restricted stock units were anti-dilutive as the Company was in a net loss position and therefore had been excluded from diluted shares outstanding as well as from the diluted earnings per share calculation. Common stock equivalents of 1.2 million shares for the three months ended March 31, 2010 and 3.0 million shares for the nine months ended March 31, 2010 are not included in the computation of diluted earnings per share because they would have been anti-dilutive.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.	EQUITY

A summary of the changes in the carrying amounts of total equity, Kennametal shareowners’ equity and equity attributable to noncontrolling interests as of March 31, 2010 is as follows:

	Kennametal Shareowners’ Equity
				Accumulated
		Additional		other	Non-
	Capital	paid-in	Retained	comprehensive	controlling
(in thousands)	stock	capital	earnings	income	interests	Total Equity

Balance as of June 30, 2009	$91,540	$357,839	$786,345	$11,719	$20,012	$1,267,455
Net income	-	-	5,835	-	1,417	7,252
Other comprehensive (loss) income	-	-	-	(8,504)	136	(8,368)
Dividend reinvestment	12	212	-	-	-	224
Capital stock issued under employee benefit and stock plans	493	16,401	-	-	-	16,894
Purchase of capital stock	(12)	(212)	-	-	-	(224)
Equity offering	10,063	110,630				120,693
Cash dividends paid to shareowners	-	-	(29,429)	-	-	(29,429)
Cash dividends paid to noncontrolling interests	-	-	-	-	(176)	(176)

Balance as of March 31, 2010	$102,096	$484,870	$762,751	$3,215	$21,389	$1,374,321

During July 2009, we completed the issuance of 8,050,000 shares of our capital stock generating gross proceeds of $126.8 million and net proceeds, after deduction of fees, of $120.7 million. The net proceeds were used to pay down outstanding indebtedness under our revolving credit facility.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the changes in the carrying amounts of total equity, Kennametal shareowners’ equity and equity attributable to noncontrolling interests as of March 31, 2009 is as follows:

	Kennametal Shareowners’ Equity
				Accumulated
		Additional		other	Non-
	Capital	paid-in	Retained	comprehensive	controlling
(in thousands)	stock	capital	earnings	income (loss)	interests	Total Equity

Balance as of June 30, 2008	$96,076	$468,169	$941,553	$142,109	$21,527	$1,669,434
Net (loss) income	-	-	(86,748)	-	845	(85,903)
Other comprehensive loss	-	-	-	(166,395)	(3,226)	(169,621)
Dividend reinvestment	30	502	-	-	-	532
Capital stock issued under employee benefit and stock plans	299	8,067	-	-	-	8,366
Purchase of capital stock	(4,995)	(122,653)	-	-	-	(127,648)
Cash dividends paid to shareowners	-	-	(26,686)	-	-	(26,686)
Cash dividends paid to noncontrolling interests	-	-	-	-	(303)	(303)
Noncontrolling interest share buy out	-	-	-	-	(165)	(165)

Balance as of March 31, 2009	$91,410	$354,085	$828,119	$(24,286)	$18,678	$1,268,006

The amounts of comprehensive (loss) income attributable to Kennametal shareowners’ and noncontrolling interests are disclosed in Note 18.
18.	COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2010	2009	2010	2009

Net income (loss)	$10,203	$(137,713)	$7,252	$(85,903)
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges, net of income tax	55	(1,404)	(990)	(273)
Reclassification of unrealized losses (gains) on expired derivatives designated and qualified as cash flow hedges, net of income tax	(47)	534	(27)	5,400
Unrecognized net pension and other postretirement benefit gains, net of income tax	2,045	84	2,599	4,648
Reclassification of net pension and other postretirement benefit losses, net of income tax	172	631	1,363	1,529
Foreign currency translation adjustments, net of income tax	(34,674)	(37,002)	(11,313)	(180,925)

Total comprehensive loss	(22,246)	(174,870)	(1,116)	(255,524)
Comprehensive income (loss) attributable to noncontrolling interests	124	(557)	1,553	(2,381)

Comprehensive loss attributable to Kennametal Shareowners	$(22,370)	$(174,313)	$(2,669)	$(253,143)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of cost over the fair value of the net assets of acquired companies. Goodwill and other intangible assets with indefinite lives are tested at least annually for impairment. We perform our annual impairment tests during the June quarter in connection with our annual planning process. We also perform specific impairment tests on an interim basis if we deem that a triggering event indicating impairment of the goodwill for a reporting unit or an indefinite-lived intangible asset may have occurred. We evaluate the recoverability of goodwill for each of our reporting units by comparing the fair value of each reporting unit with its carrying value. The fair values of our reporting units are determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit. We estimate the fair value of indefinite-lived intangible assets using a discounted cash flow analysis based on projected financial information. This evaluation is sensitive to changes in market interest rates and other external factors.
A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such are as follows:

(in thousands)	MSSG	AMSG	Total

Goodwill	$278,614	$375,211	$653,825
Accumulated impairment losses	(15,674)	(135,168)	(150,842)

Balance as of June 30, 2009	$262,940	$240,043	$502,983

Acquisitions / Divestitures	(178)	-	(178)
Adjustments	99	19	118
Translation	(3,683)	78	(3,605)

Change in Goodwill	(3,762)	97	(3,665)

Goodwill	274,852	375,308	650,160
Accumulated impairment losses	(15,674)	(135,168)	(150,842)

Balance as of March 31, 2010	$259,178	$240,140	$499,318

During the three months ended March 31, 2009, we made an assessment of the possible impairment of the goodwill and other long-lived assets of our various reporting units. As a result of this assessment, we determined that the magnitude and duration of the economic downturn, as well as other factors, served as a triggering event for an impairment test of our surface finishing machines and services business as well as our engineered products business. These businesses are both part of our AMSG segment. As a result of our test, we recorded a non-cash pre-tax impairment charge of $111.0 million. The pre-tax impairment charge related to our surface finishing machines and services business was $48.1 million of which $37.3 million was for goodwill and $10.8 million was for the indefinite-lived trademark. No goodwill remains on the books for our surface finishing machines and services business and the remaining balance for the trademark was $5.0 million as of March 31, 2009. The pre-tax impairment charge for the engineered products business was $62.9 million, all of which was for goodwill. As of March 31, 2009, the remaining balance of goodwill for the engineered products business was $39.6 million.
The components of other intangible assets and their useful lives are as follows:

	Estimated	March 31, 2010		June 30, 2009
	Useful Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Amount	Amortization

Contract-based	4 to 15	$6,376	$(5,157)	$6,357	$(4,896)
Technology-based and other	4 to 15	38,478	(20,686)	39,472	(18,971)
Customer-related	10 to 20	111,056	(28,279)	111,687	(22,773)
Unpatented technology	30	19,397	(4,431)	19,484	(3,802)
Trademarks	5 to 20	10,748	(3,687)	10,782	(2,717)
Trademarks	Indefinite	38,871	-	39,830	-

Total		$224,926	$(62,240)	$227,612	$(53,159)

During the nine months ended March 31, 2010, we recorded amortization expense of $9.9 million related to our other intangible assets and unfavorable foreign currency translation adjustments of $1.9 million.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.	SEGMENT DATA
We operate two reportable operating segments consisting of MSSG and AMSG, and Corporate. We do not allocate certain corporate shared service costs, certain employee benefit costs, certain employment costs, such as performance-based bonuses and stock-based compensation expense, interest expense, other expense, income taxes or noncontrolling interest to our operating segments.
Our external sales, intersegment sales and operating income (loss) by segment are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2010	2009	2010	2009

External sales:
MSSG	$291,571	$245,530	$784,049	$972,932
AMSG	201,594	178,857	561,376	640,890

Total external sales	$493,165	$424,387	$1,345,425	$1,613,822

Intersegment sales:
MSSG	$33,812	$25,263	$92,467	$112,306
AMSG	4,355	3,025	12,588	14,640

Total intersegment sales	$38,167	$28,288	$105,055	$126,946

Total sales:
MSSG	$325,383	$270,793	$876,516	$1,085,238
AMSG	205,949	181,882	573,964	655,530

Total sales	$531,332	$452,675	$1,450,480	$1,740,768

Operating income (loss):
MSSG	$30,988	$(39,062)	$25,015	$10,221
AMSG	24,816	(102,502)	77,851	(53,075)
Corporate	(29,501)	(8,499)	(70,623)	(32,295)

Total operating income (loss)	$26,303	$(150,063)	$32,243	$(75,149)

21.	SUBSEQUENT EVENTS

We evaluated subsequent events after the balance sheet date of March 31, 2010, prior to the issuance of these condensed consolidated financial statements and concluded that no subsequent events occurred that would require recognition or disclosure in these condensed consolidated financial statements.

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
Sales for the quarter ended March 31, 2010 grew 16 percent compared to sales for the March quarter one year ago. In addition, sales for the current quarter improved sequentially by 11 percent, representing the third consecutive quarter of sequential sales growth. The improvement in sales was driven by continued expansion in industrial activity in the majority of our markets and all geographies.
For the quarter ended March 31, 2010, we recorded net income attributable to Kennametal of $9.7 million or $0.12 per diluted share. Included in the results were pre-tax restructuring charges of $21.0 million. Lower restructuring related and asset impairment charges, higher sales volume, increased capacity utilization, continued permanent savings from restructuring programs and on-going cost discipline were the drivers for our improved performance. The current quarter also included the impact of partial salary and incentive compensation restorations. The net results for the quarter ended March 31, 2010 improved sequentially from the December 2009 quarter. Incremental margins were very strong both on a year-over-year and sequential basis.
We generated cash flow from operating activities of $92.6 million during the nine months ended March 31, 2010. This cash flow generation is due to positive operating performance and continued focus on management of working capital. Providing further cash during the current nine month period was the receipt of remaining cash proceeds of approximately $27 million from the June 2009 sale of our high speed steel business.
We took other steps to improve our financial position and enhance our liquidity, including two significant actions taken in July 2009 which involved the amendment of our revolving credit facility and the issuance of 8.1 million shares of our capital stock. The 2006 Credit Agreement expires in March 2011. We are currently involved in discussions with various financial institutions to renew the revolving credit facility with substantially similar terms and conditions. We are targeting completion within the next three months.
Cash and cash equivalents were $110.9 million as of March 31, 2010, an increase of $41.1 million compared to June 30, 2009. Total debt at March 31, 2010 was $336.2 million, a reduction of $149.8 million since June 30, 2009. Total equity was $1,374.3 million at March 31, 2010, an increase of $106.9 million since June 30, 2009.
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

RESULTS OF CONTINUING OPERATIONS
SALES
Sales for the three months ended March 31, 2010 were $493.2 million, an increase of $68.8 million, or 16 percent, from $424.4 million in the prior year quarter. Sales increased organically by 11 percent and 5 percent from favorable foreign currency effects. The improvement in sales was driven by continued expansion in industrial activity in the majority of our markets and all geographies.
Sales for the nine months ended March 31, 2010 were $1,345.4 million, a decrease of $268.4 million, or 17 percent, from $1,613.8 million in the prior year period. Sales declined organically by 20 percent, partially offset by a 2 percent increase from favorable foreign currency effects and a 1 percent increase from a business acquisition made in the prior fiscal year. Organic sales declined in all major metalworking markets except India. Organic sales decreased in the advance materials segment primarily due to lower sales in the engineered products business as well as reduced demand for energy related products.
GROSS PROFIT
Gross profit for the three months ended March 31, 2010 was $170.3 million, an increase of $67.9 million from $102.4 million in the prior year quarter. This increase was primarily due to improved absorption of manufacturing costs due to higher production levels, higher organic sales volume, lower raw material costs, favorable foreign currency effects of $7.2 million and increased permanent savings from restructuring programs, partially offset by unfavorable business unit mix. The gross profit margin for the three months ended March 31, 2010 was 34.5 percent as compared to 24.1 percent generated in the prior year quarter.
Gross profit for the nine months ended March 31, 2010 was $428.2 million, a decrease of $49.5 million from $477.7 million in the prior year. This decline was primarily due to lower organic sales volume and reduced absorption of manufacturing costs due to lower production levels and unfavorable business unit mix. The impact of these items was offset to a considerable extent by increased permanent savings from restructuring programs, lower raw material costs, one-time benefits from certain labor negotiations in Europe as well as favorable foreign currency effects of $7.4 million. The gross profit margin for the nine months ended March 31, 2010 was 31.8 percent as compared to 29.6 percent in the prior year.
OPERATING EXPENSE
Operating expense for the three months ended March 31, 2010 increased $13.6 million or 12.8 percent to $120.1 million compared to $106.5 million in the prior year quarter. The increase is attributable to unfavorable foreign currency effects of $4.3 million, an increase in incentive compensation expense of $3.8 million, higher spending on professional fees of $1.9 million related to the implementation of certain long-term strategic projects, an increase in restructuring related charges of $1.8 million and an increase in other expenses of $3.3 million, partially offset by a decrease in other employment expenses of $1.6 million driven by restructuring programs and cost management activities.
Operating expense for the nine months ended March 31, 2010 decreased $31.4 million or 8.1 percent to $354.1 million compared to $385.5 million in the prior year period. The decrease is attributable to a $46.4 million decrease in other employment expenses driven by restructuring programs and cost management activities and the impact of other cost reduction actions of $8.0 million, partially offset by an increase in incentive compensation expense of $13.2 million, unfavorable foreign currency effects of $3.8 million, unfavorable impact of a prior year business acquisition of $3.7 million and an increase in restructuring related charges of $2.3 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESTRUCTURING CHARGES
Over the past several quarters, the Company has undertaken a series of restructuring programs to reduce cost and improve operating efficiencies. These actions related to facility rationalizations and employment reductions.
Restructuring and related charges recorded in the three months ended March 31, 2010 amounted to $22.9 million, including $21.0 million of restructuring charges, of which $0.3 million related to inventory disposals and recorded in cost of goods sold. During the three months ended March 31, 2010 restructuring related charges of $1.3 million were recorded in cost of goods sold and $0.6 million in operating expense. We realized pre-tax benefits from these restructuring programs of approximately $36 million for the three months ended March 31, 2010.
Restructuring and related charges recorded in the nine months ended March 31, 2010 amounted to $35.6 million, including $32.2 million of restructuring charges, of which $0.3 million related to inventory disposals and recorded in cost of goods sold. During the nine months ended March 31, 2010 restructuring related charges of $2.3 million were recorded in cost of goods sold and $1.1 million in operating expense. We realized pre-tax benefits from these restructuring programs of approximately $98 million for the nine months ended March 31, 2010. See Note 8 to our consolidated financial statements set forth in Part I Item 1 of this Form 10-Q.
Kennametal’s restructuring programs are on track to deliver the anticipated annual ongoing pre-tax permanent savings of $155 million to $160 million once all programs are fully implemented. The combined total pre-tax charges are expected to be approximately $160 million to $165 million, a slight increase from the previously announced range of $155 million to $160 million. This increase is due to recent legislative changes that retroactively extend the period for benefit coverage under COBRA to certain previously terminated employees. Total restructuring and related charges to date of $115 million have been recorded through the March 2010 quarter and the majority of the remaining charges are expected to be completed within the next 6 months.
INTEREST EXPENSE
Interest expense for the three months ended March 31, 2010 of $6.5 million decreased $0.2 million, or 1.9 percent, from $6.7 million in the prior year quarter. Interest expense for the nine months ended March 31, 2010 of $18.9 million decreased $2.8 million, or 13.3 percent, from $21.7 million in the prior year period. These decreases were primarily due to repayment of outstanding indebtedness under our revolving credit facility with proceeds from our issuance of capital stock in July 2009, partially offset by higher interest rates related to the amended credit agreement.
OTHER INCOME NET
Other income, net for the three months ended March 31, 2010 was $1.5 million, compared to $5.3 million for the three months ended March 31, 2009. The decrease was primarily driven by the change in foreign currency transaction results of $3.4 million.
Other income, net for the nine months ended March 31, 2010 was $6.3 million, compared to $9.9 million for the nine months ended March 31, 2009. The change was primarily driven by the change in foreign currency transaction results of $1.4 million and lower interest income.
INCOME TAXES
The effective income tax rate for the three months ended March 31, 2010 and 2009 was 52.0 percent (provision on income) compared to 9.4 percent (benefit on a loss), respectively. The change in the rate from the prior year was primarily driven by restructuring and related charges in tax jurisdictions where the associated tax benefits were offset by a valuation allowance and a greater percent of earnings in higher tax jurisdictions in the current year, as well as the impact of a goodwill impairment charge recorded in the prior year.
The effective income tax rate for the nine months ended March 31, 2010 and 2009 was 56.0 percent (provision on income) compared to 1.4 percent (benefit on a loss), respectively. The current year rate reflects the impact of restructuring and related charges in tax jurisdictions where the associated tax benefits were offset by a valuation allowance and a greater percent of earnings in higher tax jurisdictions. The prior year rate reflects the impact of a goodwill impairment charge.

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
METALWORKING SOLUTIONS & SERVICES GROUP

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2010	2009	2010	2009

External sales	$291,571	$245,530	$784,049	$972,932
Intersegment sales	33,812	25,263	92,467	112,306
Operating income (loss)	30,988	(39,062)	25,015	10,221

For the three months ended March 31, 2010, MSSG external sales were $291.6 million compared to $245.5 million for the prior year quarter. This increase was the result of an organic sales growth of 13 percent and favorable foreign currency effects of 6 percent. Sequentially, sales increased by 12 percent as global industrial production continued to improve in all regions. This represents the third consecutive quarter of sequential sales growth. On a regional basis, India and Asia Pacific had year-over-year organic sales growth of 64 percent and 45 percent, respectively. North America, Europe and Latin America each reported organic sales growth of 7 percent compared with the prior year March quarter.
For the three months ended March 31, 2010, operating income was $31.0 million compared to an operating loss of $39.1 million in the prior year quarter. The primary drivers which led to higher operating performance were higher sales volumes, increased capacity utilization, cost savings from restructuring programs, lower restructuring and related charges and continued cost containment.
For the nine months ended March 31, 2010, MSSG external sales were $784.0 million compared to $972.9 million for the prior year period. This decrease was the result of an organic sales decline of 20 percent, partially offset by the favorable impact of foreign currency effects of 1 percent. On a regional basis, India had a year-over-year organic sales increase of 5 percent. Europe and North America reported organic sales declines of 26 percent and 21 percent, respectively, compared to the prior year period. Latin America and Asia Pacific also experienced organic sales declines of 17 percent and 5 percent, respectively.
For the nine months ended March 31, 2010, MSSG operating income was $25.0 million compared to $10.2 million for the prior year period. The primary drivers which led to the increased operating performance were increased permanent savings from restructuring programs, lower restructuring and related charges and one-time benefits from certain labor negotiations in Europe as well as other cost reduction actions, partially offset by reduced sales volume in the period.
ADVANCED MATERIALS SOLUTIONS GROUP

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2010	2009	2010	2009

External sales	$201,594	$178,857	$561,376	$640,890
Intersegment sales	4,355	3,025	12,588	14,640
Operating income (loss)	24,816	(102,502)	77,851	(53,075)

For the three months ended March 31, 2010, AMSG external sales were $201.6 million compared to $178.9 million for the prior year quarter. This increase was driven by 9 percent organic sales growth and 4 percent favorable foreign currency effects. The organic sales increase was primarily driven by higher sales of mining and construction products as well as increased demand for energy related and engineered products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended March 31, 2010, AMSG operating income was $24.8 million compared to operating loss of $102.5 million for the prior year quarter. The primary drivers which led to higher operating performance were asset impairment charges of $111.0 million included in the operating results of the prior year quarter higher sales volume, increased capacity utilization, cost savings from restructuring programs, lower restructuring and related charges, and continued cost reduction actions.
For the nine months ended March 31, 2010, AMSG external sales were $561.4 million compared to $640.9 million for the prior year period. This decrease was the result of 16 percent organic sales decline, partially offset by the favorable impact of acquisitions of 3 percent and favorable foreign currency effects of 1 percent. The organic sales decline was primarily driven by lower sales in the engineered products business as well as reduced demand for energy related products.
For the nine months ended March 31, 2010, AMSG operating income was $77.9 million compared to operating loss of $53.1 million for the prior year period. The primary drivers which led to higher operating performance were asset impairment charges of $111.0 million included in the operating results of the prior year quarter, cost savings from restructuring programs, continued cost reduction actions and lower restructuring and related charges, partially offset by lower sales volumes.
CORPORATE

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2010	2009	2010	2009

Operating loss	$(29,501)	$(8,499)	$(70,623)	$(32,295)

For the three months ended March 31, 2010, operating loss was $29.5 million compared to $8.5 million for the prior year quarter. The increase in operating loss was primarily due to restructuring and related charges of $7.2 million which includes the impact of recent legislation retroactively extending the period for benefit coverage under COBRA, higher provisions for incentive compensation programs of $6.0 million, higher professional fees primarily for long-term strategic initiatives of $4.0 million and higher other employee benefit costs of $2.7 million primarily related to a provision for discretionary plan contributions.
For the nine months ended March 31, 2010, operating loss was $70.6 million compared to $32.3 million for the prior year period. The increase in operating loss was primarily due to higher provisions for incentive compensation programs of $17.2 million, restructuring and related charges of $10.3 million which includes the recent legislation retroactively extending the period for benefit coverage under COBRA, higher professional fees primarily for long-term strategic initiatives of $8.2 million, higher employee benefit costs of $4.0 million primarily related to the pension and a provision for discretionary plan contributions, partially offset by a decrease in other employment expenses due to restructuring programs and cost management activities of $4.4 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations is our primary source of funds for financing our capital expenditures and internal growth. During the nine months ended March 31, 2010, cash flow provided by operating activities was $92.6 million, driven by our operating performance and continued focus to reduce our working capital. Also during the current period, we received remaining cash proceeds of $27.0 million from the divestiture of our high speed steel drills business that was completed in June 2009 and $0.8 million from the sale of the our gage business in October 2009.
As an additional source of funds to meet our cash requirements, we have a five-year, multi currency, revolving credit facility entered into in March 2006 (2006 Credit Agreement) that extends to March 2011 and permits revolving credit loans of up to $500.0 million. As of March 31, 2010, we had no outstanding borrowings under the agreement. We are currently involved in discussions with various financial institutions to renew the revolving credit facility with substantially similar terms and conditions. We are targeting completion within the next three months. In addition to our revolving credit facility, we obtain local financing through credit lines with commercial banks in the various countries in which we operate.
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
At March 31, 2010, we had cash and cash equivalents of $110.9 million. As of that same date, total Kennametal shareowners’ equity was $1,352.9 million and total debt was $336.2 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets as well as the counterparty risk of our credit providers. We believe that cash flow from operations and the availability under our credit lines will be sufficient to meet our cash requirements over the next 12 months.
There have been no other material changes in our contractual obligations and commitments since June 30, 2009.
Cash Flow Provided by Operating Activities
During the nine months ended March 31, 2010, cash flow provided by operating activities was $92.6 million, compared to $163.7 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to $88.3 million plus cash provided by changes in certain assets and liabilities netting to $4.4 million. Contributing to the changes in certain assets and liabilities was an increase in accrued income taxes of $16.7 million driven by a $21.4 million tax refund, an increase in accounts payable and accrued liabilities of $9.1 million, an increase in other of $8.8 million and a decrease in inventories of $4.5 million partially offset by an increase in accounts receivable of $34.8 million.
During the nine months ended March 31, 2009, cash flow provided by operating activities consisted of net loss and non-cash items totaling $97.2 million plus cash provided by changes in certain assets and liabilities netting to $66.6 million. Contributing to the changes in certain assets and liabilities was a decrease in accounts receivable of $173.9 million and a decrease in inventories of $4.3 million, partially offset by a decrease in accounts payable and accrued liabilities of $88.0 million due in part to a $14.3 million payment of 2008 performance-based bonuses, a decrease in accrued income taxes of $12.8 million and a decrease in other liabilities of $11.0 million.
Cash Flow Provided by (Used for) Investing Activities
Cash flow provided by investing activities was $1.7 million for the nine months ended March 31, 2010, compared to cash flow used for investing activities of $154.9 million in the prior year period. During the nine months ended March 31, 2010, cash flow provided by investing activities included $27.8 million in cash proceeds from divestitures, mostly offset by capital expenditures, net of $26.4 million, which consisted primarily of equipment upgrades.
Cash flow used for investing activities was $154.9 million for the nine months ended March 31, 2009. Cash flow used for investing activities included $92.7 million used for purchases of property, plant and equipment, which consisted primarily of equipment upgrades, and $64.5 million used for the acquisition of business assets.
Cash Flow (Used for) Provided by Financing Activities
Cash flow used for financing activities was $49.8 million for the nine months ended March 31, 2010 compared to cash flow provided by financing activities of $37.4 million in the prior year period. During the nine months ended March 31, 2010, cash flow used for financing activities included $120.7 million in net proceeds from issuance of capital stock and $6.6 million of dividend reinvestment and the effect of employee benefit and stock plans more than offset by $146.3 million net decrease in borrowings and $29.4 million of cash dividends paid to shareowners.
For the nine months ended March 31, 2009, cash flow provided by financing activities was $37.4 million. Cash flow provided by financing activities included a $173.5 million net increase in borrowings, $12.6 million in proceeds from the termination of interest rate swap agreements and $4.0 million of dividend reinvestment and the effect of employee benefit and stock plans, partially offset by $127.6 million used for the repurchase of capital stock and $26.7 million of cash dividends paid to shareowners.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION
At March 31, 2010, total assets were $2,311.3 million having decreased $35.7 million from $2,347.0 million at June 30, 2009. Total liabilities decreased $142.5 million from $1,079.5 million at June 30, 2009 to $937.0 million at March 31, 2010.
Working capital was $517.1 million at March 31, 2010, an increase of $20.2 million from $496.9 million at June 30, 2009. The increase in working capital was driven primarily by an increase in cash and cash equivalents of $41.1 million, an increase in accounts receivable of $38.2 million as a result of increased sales and a decrease in current maturities of long-term debt and capital leases, including notes payable of $30.7 million. The impacts of these items were partially offset by a decrease in other current assets of $52.6 million due to the receipts of proceeds from a divestiture and a federal tax refund, as well as an increase in other current liabilities of $25.3 million.
Property, plant and equipment, net decreased $38.7 million from $720.3 million at June 30, 2009 to $681.6 million at March 31, 2010, primarily due to depreciation expense of $61.3 million and unfavorable impact of foreign currency effects of $4.1 million, partially offset by net capital additions of $26.4 million.
At March 31, 2010, other assets were $735.4 million, a decrease of $15.3 million from $750.7 million at June 30, 2009. The primary drivers for the decrease were a decrease in other intangible assets and goodwill of $11.8 million and $3.7 million, respectively. The decrease in intangible assets was due to amortization expense of $9.9 million and unfavorable foreign currency effects of $1.9 million. The decrease in goodwill was primarily due to unfavorable foreign currency effects of $3.6 million.
Long-term debt and capital leases decreased $119.1 million from $436.6 million at June 30, 2009 to $317.5 million at March 31, 2010, primarily due to repayment of outstanding indebtedness under our revolving credit facility with proceeds from the issuance of capital stock.
Kennametal shareowners’ equity was $1,352.9 million at March 31, 2010, an increase of $105.5 million from $1,247.4 million at June 30, 2009. The increase was primarily attributed to net proceeds from issuance of capital stock of $120.7 million and net income attributable to Kennametal of $5.8 million, partially offset by cash dividends paid to shareowners of $29.4 million and a decrease from foreign currency translation adjustments of $11.4 million.
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
Superfund Sites We are involved as a PRP at several Superfund sites, and have responded to notices for other Superfund sites as to which our records disclose no involvement or for which predecessors of certain of our acquired companies have acknowledged responsibility. We have established reserves that we believe to be adequate to cover our share of the potential costs of remediation at certain of the Superfund sites; at March 31, 2010, the total of these accruals was $0.2 million. For the remaining Superfund sites, proceedings in those matters have not yet progressed to a stage where it is possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities or the amount of our liability alone or in relation to that of any other PRPs.
Other Environmental Issues We also maintain reserves for other potential environmental issues. At March 31, 2010, the total of these accruals was $5.1 million and represents anticipated costs associated with the remediation of these issues. We recorded favorable foreign currency translation adjustments of $0.2 million during the nine months ended March 31, 2010 related to these reserves.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk exposure since June 30, 2009.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

		Average Price Paid per
Period	Total Number of Shares Purchased (1)	Share

January 1 through January 31, 2010	10,620	$26.34
February 1 through February 28, 2010	2,998	26.61
March 1 through March 31, 2010	4,208	27.52

Total	17,826	$26.67

(1)	During the three months ended March 31, 2010, employees delivered 14,009 shares of restricted stock to Kennametal, upon vesting, to satisfy tax-withholding requirements and 819 shares of Kennametal stock as payment for the exercise price of stock options. Also during the three months ended March 31, 2010, 2,998 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program.
The company has no publicly announced repurchase plans or programs as of March 31, 2010.

ITEM 6. EXHIBITS

(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31.1)	Certification executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.

(31.2)	Certification executed by Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc., and Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.
Date: May 5, 2010	By:	/s/ Martha A. Bailey
Martha A. Bailey
Vice President Finance and Corporate Controller