Form 10-K
period 2010-06-30
KENNAMETAL INC
filed 2010-08-12
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2010
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of December 31, 2009, the aggregate market value of the registrant’s Capital Stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $1,654,700,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant’s Capital Stock have been deemed affiliates.
As of July 31, 2010, there were 81,944,475 shares of the Registrant’s Capital Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2010 Annual Meeting of Shareowners are incorporated by reference into Part III.

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not relate strictly to historical or current facts. For example, statements about Kennametal’s outlook for earnings, sales volumes, and cash flow for its fiscal year 2011, its expectations regarding future growth and any statements regarding future operating or financial performance or events are forward-looking. We have also included forward looking statements in this Form 10-K concerning, among other things, our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position, and product development. These statements are based on current estimates that involve inherent risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, our actual results could vary materially from our current expectations. There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements. They include: prolonged economic recession; restructuring and related actions (including associated costs and anticipated benefits); availability and cost of the raw materials we use to manufacture our products; our foreign operations and international markets, such as currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; our ability to protect and defend our intellectual property; competition; our ability to retain our management and employees; demands on management resources; successful completion of information systems upgrades, including our enterprise system software; potential claims relating to our products; integrating acquisitions and achieving the expected savings and synergies; business divestitures; global or regional catastrophic events; energy costs; commodity prices; labor relations; demand for and market acceptance of new and existing products; implementation of environmental remediation matters; and implementation of a new segment structure. We provide additional information about many of the specific risks we face in the “Risk Factors” Section of this Annual Report on Form 10-K. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I
ITEM 1 — BUSINESS
OVERVIEW Kennametal Inc. was incorporated in Pennsylvania in 1943. We are a leading global supplier of tooling, engineered components and advanced materials consumed in production processes. We believe that our reputation for manufacturing excellence, as well as our technological expertise and innovation in our principal products, has helped us to achieve a leading market presence in our primary markets. End users of our products include metalworking manufacturers and suppliers across a diverse array of industries including the aerospace, automotive, machine tool, light machinery and heavy machinery industries, as well as manufacturers, producers and suppliers in a number of other industries including coal mining, highway construction, quarrying, and oil and gas exploration and production industries. Our end users’ products include items ranging from airframes to coal, engines to oil wells and turbochargers to flow control.
We specialize in developing and manufacturing metalworking tools and wear-resistant parts and coatings using a specialized type of powder metallurgy. Our metalworking tools are made of cemented tungsten carbides, ceramics, cermets and other hard materials. We also manufacture and market a complete line of toolholders, toolholding systems and rotary cutting tools by machining and fabricating steel bars and other metal alloys. We are one of the largest suppliers of metalworking consumables and related products in the United States (U.S.) and Europe. We also manufacture products made from tungsten carbide or other hard materials that are used in engineered applications, mining and highway construction and other similar applications, including compacts and metallurgical powders. Additionally, we manufacture and market engineered components with a proprietary metal cladding technology and provide our customers with engineered component process technology and materials that focus on component deburring, polishing and producing controlled radii.
Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30.
BUSINESS SEGMENT REVIEW During 2010, we operated in two reportable operating segments consisting of Metalworking Solutions & Services Group (MSSG) and Advanced Materials Solutions Group (AMSG). Segment determination is based upon internal organizational structure, the manner in which we organize segments for making operating decisions and assessing performance, the availability of separate financial results and materiality considerations. Sales and operating income by segment are presented in Management’s Discussion and Analysis set forth in Item 7 of this annual report on Form 10-K (MD&A).
As of July 1, 2010 we implemented a new operating structure. See additional discussion included in MD&A.
METALWORKING SOLUTIONS & SERVICES GROUP In the MSSG segment, we provide consumable metalcutting tools and tooling systems to manufacturing companies in a wide range of industries throughout the world. Metalcutting operations include turning, boring, threading, grooving, milling and drilling. Our tooling systems consist of a steel toolholder and cutting tools such as indexable inserts and drills made from cemented tungsten carbides, ceramics, cermets or other hard materials. During a metalworking operation, the toolholder is positioned in a machine that provides turning power. While the workpiece or toolholder is rapidly rotating, the cutting tool insert or drill contacts the workpiece and cuts or shapes that workpiece. The cutting tool inserts and drills are consumed during use and must be replaced periodically.
We also provide custom solutions to meet our customers’ metalcutting needs through engineering services aimed at improving their competitiveness. Engineering services include field sales engineers identifying products that enhance productivity as well as the engineering of product designs to meet customer needs.
We serve a wide variety of industries that cut and shape metal and composite parts, including manufacturers of automobiles, trucks, aerospace components, farm equipment, oil and gas drilling and processing equipment, railroad, marine and power generation equipment, light and heavy machinery, appliances, factory equipment and metal components, as well as job shops and maintenance operations. We deliver our products to customers through a direct field sales force, distribution partners, integrated supply programs and electronic commerce. With a global marketing organization and operations worldwide, we believe we are one of the largest global providers of consumable metalcutting tools and supplies.

ADVANCED MATERIALS SOLUTIONS GROUP In the AMSG segment, the principal business lines include the production and sale of cemented tungsten carbide products used in mining, highway construction and engineered applications requiring wear and corrosion resistance, including compacts and other similar applications. These products have technical commonality to our metalworking products. Additionally, we manufacture and market engineered components with a proprietary metal cladding technology as well as other hard materials that likewise provide wear resistance and life extension of the target component. These products include radial bearings used for directional drilling for oil and gas, extruder barrels used by plastics manufacturers, turbine blades, burner tips and tubing used in power generation applications, food processors and numerous other engineered components to service a wide variety of industrial markets. We also provide metallurgical powders to manufacturers of cemented tungsten carbide products, intermetallic composite ceramic powders and parts used in the metalized film industry. Further, we provide application-specific component design services and on-site application support services. Finally, we provide our customers with engineered component process technology and materials that focus on component deburring, polishing and producing controlled radii.
Our mining and construction tools include products fabricated from steel parts tipped with cemented carbide as well as wear resistant products made from proprietary steels and other hard materials. Mining tools, used primarily in the coal industry, include longwall shearer and continuous miner drums, blocks, conical bits, drills, pinning rods, augers, cladded products, wear pins and a wide range of mining tool accessories. Highway construction cutting tools include carbide-tipped bits for ditching, trenching and road planning, grader blades for site preparation and routine roadbed control and snowplow blades and shoes for winter road plowing. We produce these products for mine operators and suppliers, highway construction companies, municipal governments and manufacturers of mining equipment. We believe we are the worldwide market leader in mining and highway construction tooling.
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
INTERNATIONAL OPERATIONS During 2010, we generated 55.5 percent of our sales in markets outside of the U.S. Our principal international operations are conducted in Western Europe, Asia Pacific, India, Latin America and Canada. In addition, we have manufacturing and distribution operations in Israel and South Africa, as well as sales companies, sales agents and distributors in Eastern Europe and other areas of the world. The diversification of our overall operations tends to minimize the impact of changes in demand in any one particular geographic area on total sales and earnings. Our international operations are subject to the risks of doing business in those countries, including foreign currency exchange rate fluctuations and changes in social, political and economic environments.
Our international assets and sales are presented in Note 22 of our consolidated financial statements set forth in Item 8 of this annual report on Form 10-K (Note 22). Information pertaining to the effects of foreign currency exchange rate risk is presented in Quantitative and Qualitative Disclosures About Market Risk as set forth in Item 7A of this annual report on Form 10-K.
GENERAL DEVELOPMENT OF BUSINESS Over the past several years, we have been actively engaged in further balancing our geographic footprint between North America, Western Europe, and the rest of the world markets. This strategy, together with steps to enhance the balance of our sales among our end markets and business units, has helped to create a more diverse business base and thereby provide additional sales opportunities, as well as limit reliance on and exposure to any specific region or market sector.
In fiscal 2010 we experienced sequential sales growth in every quarter. However, in the first half of the year we continued to experience the effects of the severe economic downturn. In addition to restructuring actions, we took temporary cost saving actions such as salary reductions effective July 1, 2009 and decreases in other employment-related costs. During the second half of fiscal 2010 sales continued to improve sequentially and the incremental benefits realized from our restructuring actions increased. By the fourth quarter of 2010 salaries and other employment related costs that had been temporarily reduced were restored.
Our restructuring programs remain on track to deliver the anticipated annual ongoing pre-tax savings of $155 million to $160 million once all programs are fully implemented. In 2010, the programs implemented through June 30, 2010 delivered benefits of approximately $137 million. We remain confident in our ability to respond quickly to further changes in global markets while continuing to serve our customers and preserve our competitive strengths. At the same time, we continue to focus on and maximize cash flow and liquidity. Our operating flexibility was enhanced with a new $500 million five-year, multi-currency, revolving credit facility that extends to June 2015. Further discussion and analysis of the developments in our business is set forth in MD&A.

ACQUISITIONS AND DIVESTITURES We continue to evaluate new opportunities for the expansion of existing product lines into new market areas where appropriate. We also continue to evaluate opportunities for the introduction of new and/or complementary product offerings into new and/or existing market areas where appropriate. Going forward, we expect to evaluate potential acquisitions to continue to grow our business and further enhance our market position.
MARKETING AND DISTRIBUTION We sell our products through the following distinct sales channels: (i) a direct sales force; (ii) a network of independent distributors and sales agents in North America, Europe, Latin America, Asia Pacific and other markets around the world; (iii) integrated supply; and (iv) the Internet. Service engineers and technicians directly assist customers with product design, selection and application.
We market our products through two basic brand names; Kennametal and Widia. These master brands also include sub-brands under various trademarks and trade names, such as Kennametal, the letter K with other identifying letters and/or numbers, Block Style K, Kennametal Conforma Clad, Kennametal Tricon, Kennametal Extrude Hone, Kennametal Sintec, Kennametal International Specialty Alloys, Kennametal Camco, Widia GTD, Widia Rubig, Widia Circle, Widia Manchester, Widia Hanita, Widia Clappdico, as well as various product names such as ToolBoss, Kyon, Fix-Perfect, Mill1™ and RTW. Kennametal Inc. or a subsidiary of Kennametal Inc. owns these trademarks and trade names. We also sell products to customers who resell such products under the customers’ names or private labels.
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
RESEARCH AND DEVELOPMENT Our product development efforts focus on providing solutions to our customers for their manufacturing challenges and productivity requirements. Our product development program provides discipline and focus for the product development process by establishing “gateways,” or sequential tests, during the development process to remove inefficiencies and accelerate improvements. This program speeds and streamlines development into a series of actions and decision points, combining efforts and resources to produce new and enhanced products faster. This program is designed to assure a strong link between customer requirements and corporate strategy, and to enable us to gain full benefit from our investment in new product development. We hold a number of patents which, in the aggregate, are material to the operation of our businesses.
Research and development expenses included in operating expense totaled $28.0 million, $27.6 million and $32.6 million in 2010, 2009 and 2008, respectively.
SEASONALITY Our business is not materially affected by seasonal variations. However, to varying degrees, traditional summer vacation shutdowns of customers’ plants and holiday shutdowns often affect our sales levels during the first and second quarters of our fiscal year.
BACKLOG Our backlog of orders generally is not significant to our operations.
COMPETITION We are one of the world’s leading producers of cemented carbide products, and we maintain a strong competitive position in all major markets worldwide. We actively compete in the sale of all our products with approximately 40 companies engaged in the cemented tungsten carbide business in the U.S. and many more outside the U.S. Several of our competitors are divisions of larger corporations. In addition, several hundred fabricators and toolmakers, many of which operate out of relatively small shops, produce tools similar to ours and buy the cemented tungsten carbide components for such tools from cemented tungsten carbide producers, including us. Major competition exists from both U.S.-based and internationally-based concerns. In addition, we compete with thousands of industrial supply distributors.
The principal elements of competition in our businesses are service, product innovation and performance, quality, availability and price. We believe that our competitive strength derives from our customer service capabilities, including multiple sales channels, our global presence, state-of-the-art manufacturing capabilities, ability to develop solutions to address customer needs through new and improved tools and the consistent, high quality of our products. With these strengths, we are able to sell products based on the value added productivity to the customer rather than strictly on competitive prices.

REGULATION From time to time, we are a party to legal claims and proceedings that arise in the ordinary course of business, which may relate to our operations or assets, including real, tangible, or intellectual property. While we currently believe that the amount of ultimate liability, if any, with respect to these actions will not materially affect our financial position, results of operations or liquidity, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur or if protracted litigation were to ensue, the impact could be material to us.
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
Reserves for other potential environmental issues at June 30, 2010 and 2009 were $5.2 million and $5.3 million, respectively. The reserves that we have established for environmental liabilities represent our best current estimate of the costs of addressing all identified environmental situations, based on our review of currently available evidence, and take into consideration our prior experience in remediation and that of other companies, as well as public information released by the USEPA, other governmental agencies, and by the PRP groups in which we are participating. Although the reserves currently appear to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and we can give no assurance that our estimate of any environmental liability will not increase or decrease in the future. The reserved and unreserved liabilities for all environmental concerns could change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs and the involvement of and direction taken by the U.S. government on these matters.
We maintain a Corporate Environmental, Health and Safety (EHS) Department, as well as an EHS Steering Committee, to monitor compliance with environmental regulations and to oversee remediation activities. In addition, we have designated EHS coordinators who are responsible for each of our global manufacturing facilities. Our financial management team periodically meets with members of the Corporate EHS Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly basis, we review financial provisions and reserves for environmental contingencies and adjust these reserves when appropriate.
EMPLOYEES We employed approximately 11,000 persons at June 30, 2010, of which approximately 4,800 were located in the U.S. and 6,200 in other parts of the world, principally Europe, India and Asia. At June 30, 2010, approximately 2,700 of the above employees were represented by labor unions. We consider our labor relations to be generally good.
AVAILABLE INFORMATION Our Internet address is www.kennametal.com. On our Investor Relations page on our Web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): our annual report on Form 10-K, our annual proxy statement, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act). Our Investor Relations Web page also includes Forms 3, 4 and 5 filed pursuant to Section 16(a) of the Securities Exchange Act of 1934. All filings posted on our Investor Relations Web page are available to be viewed on this page free of charge. On the Corporate Governance page on our Web site, we post the following charters and guidelines: Audit Committee Charter, Compensation Committee Charter, Nominating/Corporate Governance Committee Charter, Kennametal Inc. Corporate Governance Guidelines, Code of Business Ethics and Conduct and Stock Ownership Guidelines. All charters and guidelines posted on our Corporate Governance Web page are available to be viewed on this page free of charge. Information contained on our Web site is not part of this annual report on Form 10-K or our other filings with the SEC.
ITEM 1A — RISK FACTORS
Kennametal’s business, financial condition or results of operations may be materially affected by a number of factors. Our management regularly monitors the risks inherent in our business, with input and assistance from our Enterprise Risk Management department. In addition to real time monitoring, we conduct a formal, annual, enterprise-wide risk assessment to identify factors and circumstances that might present significant risk to the company. Many of these factors are discussed throughout this report. In addition, the following list details some of the important factors and uncertainties that we believe could cause Kennametal’s actual results to differ materially from those projected in any forward-looking statements:

Downturns in the business cycle could adversely affect our sales and profitability. Our business has historically been cyclical and subject to significant impact from economic downturns. During the past two years, economic conditions have been unstable in many of the countries and regions where we do business. In some regions we serve, economic conditions deteriorated substantially and may remain depressed for the foreseeable future. The economic downturn has had a commensurate effect on our sales and profitability, and we have responded by implementing restructuring and other actions to reduce our manufacturing costs and operating expenses. In light of the magnitude of the global economic downturn and the uncertainty of the timing of a sustained recovery, we have limited visibility regarding global industrial activity and the corresponding demand for our products. We may continue to experience the adverse effects of the economic downturn during fiscal 2011. We cannot assure you that our markets will fully recover in the foreseeable future. We cannot assure you that we will not incur additional restructuring charges or that we will achieve all of the anticipated benefits from restructuring actions we have taken.
Our international operations pose certain risks that may adversely impact sales and earnings. We have manufacturing operations and assets located outside of the U.S., including Brazil, Canada, China, Europe, India, Israel and South Africa. We also sell our products to customers and distributors located outside of the U.S. During the year ended June 30, 2010, 55.5 percent of our consolidated sales were derived from non-U.S. markets. A key part of our long-term strategy is to increase our manufacturing, distribution and sales presence in international markets. These international operations are subject to a number of special risks, in addition to the risks of our domestic business, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, labor unrest, risk of governmental expropriation, domestic and foreign customs and tariffs, current and changing regulatory environments (including, but not limited to, the risks associated with the importation and exportation of products and raw materials), risk of failure of our foreign employees to comply with both U.S. and foreign laws, including antitrust laws, trade regulations and the Foreign Corrupt Practices Act, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, political instability and unrest and risks of increases in taxes. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. To the extent we are unable to effectively manage our international operations and these risks, our international sales may be adversely affected, we may be subject to additional and unanticipated costs, and we may be subject to litigation or regulatory action. As a consequence, our business, financial condition and results of operations could be seriously harmed.
Changes in the regulatory environment, including environmental, health and safety regulations, could subject us to increased compliance and manufacturing costs, which could have a material adverse effect on our business.
Health and Safety Regulations. Certain of our products contain hard metals, including tungsten and cobalt. Hard metal dust is being studied for potential adverse health effects by organizations in several regions throughout the world, including the U.S., Europe and Japan. Future studies on the health effects of hard metals may result in our products being classified as hazardous to human health, which could lead to new regulations in countries in which we operate that may restrict or prohibit the use of, and/or exposure to, hard metal dust. New regulation of hard metals could require us to change our operations, and these changes could affect the quality of our products and materially increase our costs.
Environmental Regulations. We are subject to various environmental laws, and any violation of, or our liabilities under, these laws could adversely affect us. Our operations necessitate the use and handling of hazardous materials and, as a result, we are subject to various federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment, including those governing discharges to air and water, handling and disposal practices for solid and hazardous wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. These laws impose penalties, fines and other sanctions for noncompliance and liability for response costs, property damages and personal injury resulting from past and current spills, disposals or other releases of, or exposure to, hazardous materials. We could incur substantial costs as a result of noncompliance with or liability for cleanup or other costs or damages under these laws. We may be subject to more stringent environmental laws in the future. If more stringent environmental laws are enacted in the future, these laws could have a material adverse effect on our business, financial condition and results of operations.
Regulations affecting the mining and drilling industries or utilities industry. Some of our principal customers are mining and drilling or utility companies. Many of these customers supply coal, oil, gas or other fuels as a source for the production of utilities in the U.S. and other industrialized regions. The operations of these mining and drilling companies are geographically diverse and are subject to or affected by a wide array of regulations in the jurisdictions where they operate, such as applicable environmental laws and regulations governing the operations of utilities. As a result of changes in regulations and laws relating to such industries, our customers’ operations could be disrupted or curtailed by governmental authorities. The high cost of compliance with mining, drilling and environmental regulations may also induce customers to discontinue or limit their operations, and may discourage companies from developing new opportunities. As a result of these factors, demand for our mining- and drilling-related products could be substantially affected by regulations adversely impacting the mining and drilling industries or altering the consumption patterns of utilities.

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
We operate in a highly competitive environment. Our domestic and foreign operations are subject to significant competitive pressures. We compete directly and indirectly with other manufacturers and suppliers of metalworking tools, engineered components and advanced materials. Some of our competitors are larger than we are and may have greater access to financial resources or be less leveraged than us. In addition, the industry in which our products are used is a large, fragmented industry that is highly competitive.
If we are unable to retain our qualified management and employees, our business may be negatively affected. Our ability to provide high quality products and services depends in part on our ability to retain our skilled personnel in the areas of management, product engineering, servicing and sales. Competition for such personnel is intense, and our competitors can be expected to attempt to hire our management and skilled employees from time to time. In addition, our restructuring activities and strategies for growth have placed, and are expected to continue to place, increased demands on our management’s skills and resources. If we are unable to retain our management team and professional personnel, our customer relationships and level of technical expertise could be negatively affected, which may materially and adversely affect our business.
Our future operating results may be affected by fluctuations in the prices and availability of raw materials. The raw materials we use for our products include ore concentrates, compounds and secondary materials containing tungsten, tantalum, titanium, niobium and cobalt. A significant portion of our raw materials is supplied by sources outside the U.S. The raw materials industry as a whole is highly cyclical, and at times pricing and supply can be volatile due to a number of factors beyond our control, including natural disasters, general economic and political conditions, labor costs, competition, import duties, tariffs and currency exchange rates. This volatility can significantly affect our raw material costs. In an environment of increasing raw material prices, competitive conditions can affect how much of the price increases in raw materials that we can recover in the form of higher sales prices for our products. To the extent we are unable to pass on any raw material price increases to our customers, our profitability could be adversely affected. Furthermore, restrictions in the supply of tungsten, cobalt and other raw materials could adversely affect our operating results. If the prices for our raw materials increase or we are unable to secure adequate supplies of raw materials on favorable terms, our profitability could be impaired.
If we are unable to complete upgrades to our information technology systems that are currently in process, or our upgrades are unsuccessfully implemented, our future success may be negatively affected. We are in the process of making significant upgrades to our enterprise resource planning (“ERP”) system that will enable us to more efficiently process business transactions for our customers and maintain a leadership position in the market. While we have a robust plan for the implementation, we may not be successful in implementing the upgrades to the systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource intensive than expected. Such disruption could adversely affect our ability to fulfill orders and could also interrupt other processes. Delayed sales, higher costs or lost customers resulting from these disruptions could adversely affect our financial results and reputation.
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

ITEM 1B — UNRESOLVED STAFF COMMENTS
None.
ITEM 2 — PROPERTIES
Our principal executive offices are located at 1600 Technology Way, P.O. Box 231, Latrobe, Pennsylvania, 15650. A summary of our principal manufacturing facilities and other materially important properties is as follows:

Location	Owned/Leased	Principal Products	Segment

United States:
Irondale, Alabama	Owned	Custom Fabricated Wear Plate Solutions and Pins	AMSG
Birmingham, Alabama	Leased	Chromium Carbide Clad Pipes	AMSG
Rogers, Arkansas	Owned/Leased	Carbide Products and Pelletizing Die Plates	AMSG
University Park, Illinois	Owned	Custom Fabricated Wear Plate Solutions	AMSG
Rockford, Illinois	Owned	Indexable Tooling	MSSG
New Albany, Indiana	Leased	High Wear Coating for Steel Parts	AMSG
Greenfield, Massachusetts	Owned	High-Speed Steel Taps	MSSG
Shelby Township, Michigan	Leased	Thermal Deburring and High Energy Finishing	AMSG
Traverse City, Michigan	Owned	Wear Parts	AMSG
Walker, Michigan	Leased	Thermal Energy Machining	AMSG
Elko, Nevada	Owned	Custom Fabricated Wear Plate Solutions	AMSG
Fallon, Nevada	Owned	Metallurgical Powders	MSSG/AMSG
Asheboro, North Carolina	Owned	High-Speed Steel and Carbide Round Tools	MSSG
Henderson, North Carolina	Owned	Metallurgical Powders	MSSG
Roanoke Rapids, North Carolina	Owned	Metalworking Inserts	MSSG
Cleveland, Ohio	Leased	Distribution	MSSG
Orwell, Ohio	Owned	Metalworking Inserts	MSSG
Solon, Ohio	Owned	Metalworking Toolholders	MSSG
Whitehouse, Ohio	Owned	Metalworking Inserts and Round Tools	MSSG
Bedford, Pennsylvania	Owned/Leased	Mining and Construction Tools and Wear Parts and Distribution	AMSG
Irwin, Pennsylvania	Owned	Carbide Wear Parts	AMSG
Irwin, Pennsylvania	Leased	Abrasive Flow Machining	AMSG
Latrobe, Pennsylvania	Owned	Metallurgical Powders	AMSG
Nenshannock, Pennsylvania	Leased	Specialty Metals and Alloys	AMSG
Union, Pennsylvania	Owned	Specialty Metals and Alloys	AMSG
Johnson City, Tennessee	Owned	Metalworking Inserts	MSSG
Lyndonville, Vermont	Owned	High-Speed Steel Taps	MSSG
Chilhowie, Virginia	Owned	Mining and Construction Tools and Wear Parts	AMSG
New Market, Virginia	Owned	Metalworking Toolholders	MSSG

International:
Indaiatuba, Brazil	Leased	Metalworking Carbide Drills and Toolholders	MSSG
Victoria, Canada	Owned	Wear Parts	AMSG
Fengpu, China	Owned	Intermetallic Composite Ceramic Powders and Parts	AMSG
Tianjin, China	Owned	Metalworking Inserts and Carbide Round Tools	MSSG
Xuzhou, China	Leased	Mining Tools	AMSG
Kingswinford, England	Leased	Distribution	MSSG
Boutheon Cedex, France	Owned	Metalworking Inserts	MSSG
Ebermannstadt, Germany	Owned	Metalworking Inserts	MSSG
Essen, Germany	Owned	Metallurgical Powders and Wear Parts	MSSG
Koenigsee, Germany	Leased	Metalworking Carbide Drills	MSSG
Lichtenau, Germany	Owned	Metalworking Toolholders	MSSG
Mistelgau, Germany	Owned	Metallurgical Powders, Metalworking Inserts and Wear Parts	MSSG/AMSG
Nabburg, Germany	Owned	Metalworking Toolholders	MSSG
Nabburg, Germany	Owned	Metalworking Round Tools, Drills and Mills	MSSG

Location	Owned/Leased	Principal Products	Segment

Nuenkirchen, Germany	Owned	Distribution	MSSG
Vohenstrauss, Germany	Owned	Metalworking Carbide Drills	MSSG
Bangalore, India	Owned	Metalworking Inserts and Toolholders and Wear Parts	MSSG/AMSG
Shlomi, Israel	Owned	High-Speed Steel and Carbide Round Tools	MSSG
Milan, Italy	Owned	Metalworking Cutting Tools	MSSG
Arnhem, Netherlands	Owned	Wear Products	AMSG
Hardenberg, Netherlands	Owned	Wear Products	AMSG
Zory, Poland	Leased	Mining and Construction Conicals	AMSG
Barcelona, Spain	Leased	Metalworking Cutting Tools	MSSG
Newport, United Kingdom	Owned	Intermetallic Composite Powders	AMSG
We also have a network of warehouses and customer service centers located throughout North America, Europe, India, Asia Pacific and Latin America, a significant portion of which are leased. The majority of our research and development efforts is conducted in a corporate technology center located adjacent to our world headquarters in Latrobe, Pennsylvania, U.S., as well as in our facilities in Rogers, Arkansas, U.S.; Fuerth, Germany and Essen, Germany.
We use all significant properties in the businesses of powder metallurgy, tools, tooling systems, engineered components and advanced materials. Our production capacity is adequate for our present needs. We believe that our properties have been adequately maintained, are generally in good condition and are suitable for our business as presently conducted.
ITEM 3 — LEGAL PROCEEDINGS
The information set forth in Part I herein under the caption “Regulation” is incorporated into this Item 3. From time to time, we are party to legal claims and proceedings that arise in the ordinary course of business, which may relate to our operations or assets, including real, tangible, or intellectual property. Although certain of these actions are currently pending, we do not believe that any individual proceeding is material or that our pending legal proceedings in the aggregate are material to Kennametal.
EXECUTIVE OFFICERS OF THE REGISTRANT
Incorporated by reference into this Part I is the information set forth in Part III, Item 10 under the caption “Executive Officers of the Registrant” of this annual report on Form 10-K.
PART II
ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREOWNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our capital stock is traded on the New York Stock Exchange (symbol KMT). The number of shareowners of record as of July 31, 2010 was 2,332. Stock price ranges and dividends declared and paid were as follows:

Quarter ended	September 30	December 31	March 31	June 30

2010
High	$25.17	$28.29	$30.64	$34.89
Low	15.29	21.66	23.45	25.31
Dividends	0.12	0.12	0.12	0.12

2009
High	$38.75	$27.90	$24.10	$22.40
Low	26.21	12.82	13.16	15.56
Dividends	0.12	0.12	0.12	0.12

The information incorporated by reference in Part III, Item 12 of this annual report on Form 10-K from our 2010 Proxy Statement under the heading “Equity Compensation Plans — Equity Compensation Plan Information” is hereby incorporated by reference into this Item 5.

PERFORMANCE GRAPH
The following graph compares cumulative total shareowner return on our capital stock with the cumulative total shareowner return on the common equity of the companies in the Standard & Poor’s Mid-Cap 400 Market Index (S&P Mid-Cap 400), the Standard & Poor’s Composite 1500 Market Index (S&P Composite), and the peer group of companies determined by us for the period from July 1, 2005 to June 30, 2010.
The Peer Group consists of the following companies: Allegheny Technologies Incorporated; Ametek Inc.; Barnes Group Inc.; Carpenter Technology Corporation; Crane Co.; Donaldson Company, Inc.; Dresser-Rand Group Inc.; Flowserve Corp.; Greif Inc.; Harsco Corporation; Joy Global Inc.; Lincoln Electric Holdings, Inc.; Pall Corporation.; Parker-Hannifin Corporation; Pentair Inc.; Sauer-Danfoss, Inc.; Teleflex, Incorporated; and The Timken Co.
Comparison of 5-Year Cumulative Total Return
Assumes $100 Invested on July 1, 2005 and All Dividends Reinvested

	2005	2006	2007	2008	2009	2010

Kennametal	$100.00	$137.67	$183.86	$147.76	$89.07	$120.43
Peer Group Index	100.00	143.58	187.18	188.40	112.98	145.84
S&P Mid-Cap 400	100.00	112.98	133.89	124.07	89.30	111.56
S&P 1500 Composite	100.00	109.22	131.30	114.60	84.42	97.56

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share

April 1 through April 30, 2010	15,571	$33.12
May 1 through May 31, 2010	5,124	29.85
June 1 through June 30, 2010	933	25.97

Total	21,628	$32.03

(1)	During the period, 15,433 shares were purchased on the open market on behalf of Kennametal to fund the Company’s 401(k) matching contribution. During the period, 2,940 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the period, employees delivered 3,117 shares of Kennametal stock as payment for the exercise price of stock options and 138 shares of restricted stock to Kennametal, upon vesting, to satisfy tax-withholding requirements.
The company had no publicly announced repurchase plans or programs as of June 30, 2010.

ITEM 6 — SELECTED FINANCIAL DATA

		2010	2009	2008	2007	2006

OPERATING RESULTS (in thousands)
Sales		$1,884,067	$1,999,859	$2,589,786	$2,265,336	$2,213,233
Cost of goods sold		1,256,339	1,423,320	1,682,715	1,438,137	1,399,310
Operating expense		477,487	489,567	594,187	543,952	569,572
Restructuring and asset impairment charges	(1)	43,923	173,656	39,891	5,970	—
Interest expense		25,203	27,244	31,586	28,999	30,941
Provision (benefit) for income taxes		26,977	(11,205)	62,754	68,251	170,369
Income (loss) from continuing operations attributable to Kennametal	(2)	47,842	(102,402)	163,666	174,717	267,652
Net income (loss) attributable to Kennametal	(3)	46,419	(119,742)	167,775	174,243	256,283

FINANCIAL POSITION (in thousands)
Working capital		$522,926	$496,935	$630,675	$529,265	$624,658
Total assets		2,267,823	2,346,974	2,784,349	2,606,227	2,435,272
Long-term debt, including capital leases, excluding current maturities		314,675	436,592	313,052	361,399	409,508
Total debt, including capital leases and notes payable		337,668	485,957	346,652	366,829	411,722
Total Kennametal shareowners’ equity		1,315,500	1,247,443	1,647,907	1,484,467	1,295,365

PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL
Basic earnings (loss) from continuing operations		$0.59	$(1.40)	$2.13	$2.28	$3.48
Basic earnings (loss)	(4)	0.57	(1.64)	2.18	2.27	3.33
Diluted earnings (loss) from continuing operations		0.59	(1.40)	2.10	2.22	3.38
Diluted earnings (loss)	(5)	0.57	(1.64)	2.15	2.22	3.24
Dividends		0.48	0.48	0.47	0.41	0.38
Book value (at June 30)		16.06	17.03	21.44	19.04	16.78
Market Price (at June 30)		25.43	19.18	32.55	40.50	30.32

OTHER DATA (in thousands, except number of employees)
Capital expenditures		$56,679	$104,842	$163,489	$92,001	$79,593
Number of employees (at June 30)		11,047	11,584	13,673	13,947	13,282
Basic weighted average shares outstanding		80,966	73,122	76,811	76,788	76,864
Diluted weighted average shares outstanding		81,690	73,122	78,201	78,545	79,101

KEY RATIOS
Sales growth		(5.8%)	(22.8%)	14.3%	2.4%	5.8%
Gross profit margin		33.3	28.8	35.0	36.5	36.8
Operating profit (loss) margin		4.9	(5.0)	10.0	11.7	21.2

(1)	In 2010, charges related to restructuring activity. In 2009, the charges related to an impairment of $111.0 million for AMSG goodwill and an AMSG indefinite-lived trademark as well as restructuring charges of $62.6 million. In 2008, the charges related to an AMSG goodwill impairment of $35.0 million as well as restructuring charges of $4.9 million. In 2007, the charge related to the impairment of an indefinite-lived MSSG trademark

(2)	In 2006, income from continuing operations attributable to Kennametal includes net gain on divestitures of $122.5 million.

(3)	Net income (loss) attributable to Kennametal includes (loss) income from discontinued operations of ($1.4) million, ($17.3) million, $4.1 million, ($0.5) million and ($11.4) million for 2010, 2009, 2008, 2007 and 2006, respectively.

(4)	Basic earnings (loss) per share includes basic (loss) earnings from discontinued operations per share of ($0.02), ($0.24), $0.05, ($0.01) and ($0.15) for 2010, 2009, 2008, 2007 and 2006, respectively.

(5)	Diluted earnings (loss) per share includes diluted (loss) earnings from discontinued operations per share of ($0.02), ($0.24), $0.05, ($0.00) and ($0.14) for 2010, 2009, 2008, 2007 and 2006, respectively.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The following discussion should be read in connection with the consolidated financial statements of Kennametal Inc. and the related financial statement notes. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. Additionally, when used in this annual report on Form 10-K, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.
OVERVIEW Kennametal Inc. is a leading global supplier of tooling, engineered components and advanced materials consumed in production processes. We believe that our reputation for manufacturing excellence, as well as our technological expertise and innovation in our principal products, has helped us to achieve a leading market presence in our primary markets. We believe that we are one of the largest global providers of consumable metalcutting tools and tooling supplies.
In 2010, we continued to take restructuring actions to permanently reduce our cost structure. In order to counter the effects of the economic downturn, we also implemented temporary cost saving actions that included salary reductions effective July 1, 2009 and reductions in other employment-related costs. During the first half of 2010, sales declined on a year-over-year basis but started to grow sequentially. The second half of the year sales grew year-over-year and restructuring benefits positively impacted profitability. By the fourth quarter, temporary cost saving actions were restored.
For 2010, sales were $1.9 billion, a decrease of 5.8 percent compared to prior year sales of $2.0 billion. Operating income was $93.2 million, compared to an operating loss of $99.8 million in 2009. This represents an increase in operating income of $193.0 million on a sales decrease of $0.1 million. The increase in operating income was driven primarily by a $129.7 million decrease in restructuring and asset impairment charges. The remainder of the increase highlights the benefits achieved in the current year with improved capacity utilization, restructuring actions and continued cost containment.
Our operating flexibility was enhanced with a new five-year, multi-currency, revolving credit facility that extends to June 2015. Similar to the prior agreement, the new credit facility permits revolving loans of up to $500 million for working capital, capital expenditures and general corporate purposes. The new facility provides more favorable pricing.
We generated cash flow from operating activities of $164.8 million in the current year. Our focus on cash flow generation and liquidity during 2010 included working capital management with days sales outstanding decreasing by 11 days to 57 at June 30, 2010 and close management of production and inventory levels. Capital expenditures were reduced by $48.2 million during the year.
Restructuring programs remain on track to deliver the anticipated annual ongoing pre-tax savings of $155 million to $160 million once all programs are fully implemented. The cumulative total pre-tax charges are expected to be approximately $160 million to $165 million. Total restructuring and related benefits realized in fiscal 2010 were approximately $137 million while the related charges recorded inception-to-date were approximately $128 million. The remaining restructuring charges are expected to be completed within the next 6 to 9 months and are anticipated to be mostly cash expenditures.
In addition, we invested further in technology and innovation to continue delivering a high level of new products to our customers. Research and development expenses totaled $28.0 million for 2010. In 2010, we generated approximately 40 percent of our sales from new products.
NEW OPERATING STRUCTURE IMPLEMENTED AS OF JULY 1, 2010 In order to take additional advantage of growth opportunities as well as to provide a better platform for continually improving the efficiency and effectiveness of operations, we implemented a new operating structure at the start of 2011.
The new structure provides for an enhanced market sector approach coupled with a more customer-centric focus for the sales organization and other key market-facing functions such as customer service, marketing, product management, engineering and product development. The new structure also involves the formation of a single, global integrated supply chain and logistics organization that unleashes additional opportunities to achieve higher customer satisfaction and realize lower costs to serve. Furthermore, the new structure provides for more uniform management of administrative functions on a global basis to further improve the consistency, effectiveness and efficiency of the services provided by these functions.
A key attribute of the new structure is the establishment of two new operating segments by market sector which replace the previous two operating segments that were based on a product focus. The two new reportable operating segments are named Industrial and Infrastructure. The Industrial business is primarily focused on customers within the transportation, aerospace, defense and general engineering market sectors. The Infrastructure business is primarily focused on customers within the energy and earthworks industries. The formation of the two new reportable operating segments is consistent with the new management approach and internal financial reporting established under the new structure.

Under the new structure, more corporate expenses will be allocated to the new segments than were allocated to the previous segments. The remaining corporate expenses that are determined to be non-allocable will continue to be reported as Corporate. We have also changed certain cost assumptions and as a result we expect to have a favorable impact on gross margin in the first half of 2011.
RESTRUCTURING ACTIONS During 2010, we continued to implement restructuring plans to reduce costs and improve operating efficiencies. These actions relate to the rationalization of certain manufacturing and service facilities, as well as other employment and cost reduction programs. Restructuring and related charges recorded in 2010 amounted to $48.9 million. This included $44.3 million of restructuring charges of which $0.4 million were related to inventory disposals and recorded as cost of goods sold. Restructuring related charges of $3.5 million were recorded in cost of goods sold and $1.1 million in operating expense during 2010. We realized pre-tax benefits from these restructuring programs of approximately $137 million during 2010.
The Company’s restructuring programs are on track to deliver the anticipated annual ongoing pre-tax savings of $155 million to $160 million once all programs are fully implemented. The combined total pre-tax charges are expected to be approximately $160 million to $165 million. Total restructuring and related charges recorded inception to June 30, 2010 were $128 million. The remaining restructuring charges are expected to be completed within the next 6 to 9 months and are anticipated to be mostly cash expenditures.
ACQUISITIONS AND DIVESTITURES In 2010, we had no acquisitions or divestitures.
In 2009, we acquired Tricon Metals and Services Inc. (Tricon) in our AMSG segment for a net purchase price of $64.1 million. Tricon is a leading supplier of custom wear solutions specializing in consumable proprietary steels for the surface and underground mining markets, including hard rock and coal. During 2009, we also made an acquisition within our MSSG segment. We also had one divestiture in 2009 that was accounted for as discounted operations and described below.
During 2008, we did not complete any material acquisitions or divestitures. However, we made two acquisitions in Europe, both within our MSSG segment. Also during 2008, we divested two non-core businesses from our MSSG segment, one in the U.S. and one in Europe. Combined cash proceeds received were $20.2 million and we recognized a combined loss on divestitures of $0.6 million.
DISCONTINUED OPERATIONS On June 30, 2009, we divested our high speed steel business (HSS) from our MSSG segment as part of our continuing focus to shape our business portfolio and rationalize our manufacturing footprint. This divestiture was accounted for as discontinued operations. Cash proceeds from this divestiture amounted to $28.5 million. We incurred pre-tax charges related to the divestiture of $2.3 million and $25.9 million during 2010 and 2009, respectively. The pre-tax charges as well as the related tax effects were recorded in discontinued operations. We do not expect to incur any additional pre-tax charges related to this divestiture.
The following represents the results of discontinued operations for the years ended June 30:

(in thousands)	2010	2009	2008

Sales	$—	$80,630	$115,343

(Loss) income from discontinued operations before income taxes	$(2,269)	$(25,923)	$5,412
Income tax (benefit) expense	(846)	(8,583)	1,303

(Loss) income from discontinued operations	$(1,423)	$(17,340)	$4,109

RESULTS OF CONTINUING OPERATIONS
SALES Sales of $1,884.1 million in 2010 decreased 5.8 percent from $1,999.9 million in 2009. Sales declined organically by 8 percent as a result of the global economy, partially offset by a 1 percent increase from favorable foreign currency effects and a 1 percent increase from an acquisition. Organic sales declined in most metalworking markets, except India and Asia Pacific. Organic sales decreased in our advanced materials business primarily due to reduced demand in energy related products and lower sales in the engineered products business.
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

GROSS PROFIT Gross profit increased $51.2 million to $627.7 million in 2010 from $576.5 million in 2009. The increase was primarily due to restructuring and other cost reduction benefits, lower raw material costs which more than offset unfavorable price realization, one-time benefits from certain labor negotiations in Europe, favorable foreign currency effects of $7.5 million, a decrease in restructuring and related charges of $7.0 million, as well as improved absorption of manufacturing costs due to higher production levels. The impact of these items was partially offset by lower organic sales volume, unfavorable business mix and the restoration of salaries and other employment costs that had been temporarily reduced. The gross profit margin for 2010 increased to 33.3 percent from 28.8 percent in 2009.
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
OPERATING EXPENSE Operating expense in 2010 was $477.5 million, a decrease of $12.1 million, or 2.5 percent, compared to $489.6 million in 2009. The decrease is primarily attributable to a $40.2 million decrease in employment expenses driven by restructuring and cost management activities and a $5.4 million decrease in the provision for bad debts. These decreases were partially offset by higher provisions for incentive compensation programs of $20.5 million, increased spending on strategic projects of $8.2 million and the unfavorable impact of foreign currency of $4.3 million.
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
RESTRUCTURING AND ASSET IMPAIRMENT CHARGES During 2010, we continued to implement restructuring actions and recognized $48.9 million of restructuring charges of which $44.3 million were recorded as restructuring charges and $0.4 million were related to inventory disposals and recorded in cost of goods sold. No asset impairment occurred in 2010. See the discussion under the heading “Restructuring Actions” within this MD&A for additional information.
During 2009, restructuring and related charges amounted to $73.3 million, including $64.7 million of restructuring charges of which $2.1 million were related to inventory disposals and recorded in cost of goods sold. During 2009, we recorded a goodwill impairment charge of $100.2 million. Of this amount, $37.3 million related to our surface finishing machines and services business and $62.9 million related to our engineered products business. No goodwill remains on the books for our surface finishing machines and services business and $39.6 million of goodwill remains on the engineered products business. We also recorded a $10.8 million impairment charge for the indefinite-lived trademark for our surface finishing machines and services business.
During 2008, restructuring and related charges amounted to $8.2 million, including $6.1 million of restructuring charges of which $1.2 million were related to inventory disposals and recorded in cost of goods sold. We recorded a goodwill impairment charge of $35.0 million during 2008 for our surface finishing machines and services business.
LOSS ON DIVESTITURES During 2008, we completed the divestitures of two non-core MSSG businesses for proceeds of $20.2 million and recognized a net loss on divestitures of $0.6 million. The results of operations for these businesses were not material and have not been presented as discontinued operations.
AMORTIZATION OF INTANGIBLES Amortization expense was $13.1 million in both 2010 and 2009.
Amortization expense was $13.1 million in 2009, a decrease of $0.8 million from $13.9 million in 2008. The decrease was due to some intangibles becoming fully amortized in 2009.
INTEREST EXPENSE Interest expense decreased $2.0 million to $25.2 million in 2010, compared with $27.2 million in 2009. This decrease was due to lower borrowings, partially offset by an increase in the average interest rates on domestic borrowings to 5.0 percent. The portion of our debt subject to variable rates of interest was approximately 6 percent and 34 percent at June 30, 2010 and 2009, respectively, due to less borrowings outstanding against our revolving credit facility.

Interest expense decreased $4.4 million to $27.2 million in 2009, compared with $31.6 million in 2008. This decrease was due to lower average interest rates on domestic borrowings of 3.9 percent, compared to 6.2 percent in 2008. The portion of our debt subject to variable rates of interest was approximately 34 percent and 68 percent at June 30, 2009 and 2008, respectively. The decrease in the portion of our debt subject to variable rates was due to the termination in February 2009 of interest rate swap contracts to convert $200 million of our fixed rate debt to floating rate debt.
OTHER INCOME, NET In 2010, other income, net decreased by $6.0 million to $8.6 million compared to $14.6 million in 2009. The decrease was primarily due to an unfavorable change in foreign currency transaction results and a decrease in interest income.
In 2009, other income, net increased by $12.2 million to $14.6 million compared to $2.4 million in 2008. The increase was primarily due to a favorable change in foreign currency transaction results of $13.1 million.
INCOME TAXES The effective tax rate from continuing operations for 2010 was 35.2 percent (provision on income) compared to 10.0 percent (benefit on a loss) for 2009. The change in the effective rate from 2009 to 2010 was primarily driven by asset impairment charges in the prior period. In addition, the 2010 effective rate was unfavorably impacted by the expiration of the research, development and experimental tax credit as well as the impact of restructuring charges in jurisdictions where no tax benefit could be recognized. The 2009 effective rate benefited from a valuation allowance adjustment in Europe.
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
During 2010, we realized a nominal amount of deferred tax assets in a jurisdiction where we have a full valuation allowance recorded against those net deferred tax assets. The corresponding impact of the realization on the effective tax rate is immaterial. The benefit realized is nominal compared to the total net deferred tax assets within the jurisdiction. We believe the sustainability of future income in this jurisdiction remains uncertain. Accordingly, we have not adjusted the valuation allowance against the remaining net deferred tax assets. We will continue to monitor our ability to realize the net deferred tax assets in this jurisdiction, and if appropriate, will adjust the valuation allowance in a future period. Such an adjustment would likely result in a material reduction to tax expense in the period the adjustment occurs.
INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KENNAMETAL SHAREOWNERS Income from continuing operations was $47.8 million, or $0.59 per diluted share, in 2010 compared to loss of ($102.4) million, or ($1.40) per diluted share, in 2009. The increase in income from continuing operations was a result of the factors previously discussed.
Loss from continuing operations was ($102.4) million, or ($1.40) per diluted share, in 2009 compared to income of $163.7 million, or $2.10 per diluted share, in 2008. The decrease in income from continuing operations was a result of the factors previously discussed.
BUSINESS SEGMENT REVIEW During 2010, we operated two reportable operating segments consisting of MSSG and AMSG and Corporate. We do not allocate certain corporate shared service costs, certain employee benefit costs, certain employment costs, such as performance-based bonuses and stock-based compensation expense, interest expense, other income taxes or noncontrolling interest to our operating segments. Segment determination is based upon internal organizational structure, the manner in which we organize segments for making operating decisions and assessing performance, the availability of separate financial results and materiality considerations.
METALWORKING SOLUTIONS & SERVICES GROUP

(in thousands)	2010	2009	2008

External sales	$1,098,845	$1,191,759	$1,674,516
Intersegment sales	130,749	139,509	174,004
Operating income (loss)	70,191	(19,180)	255,391

External sales of $1,098.8 million in 2010 decreased by $92.9 million, or 7.8 percent, from 2009. The decrease in sales was attributed to organic sales decline of 9 percent offset by favorable foreign currency effects of 1 percent. On a global basis, industrial production began to increase during the second half of the year, offsetting much of the decline experienced in the first two quarters of the year. On a regional basis, India and Asia Pacific reported organic sales increases of 17 percent and 9 percent, respectively. Europe, North America and Latin America experienced organic sales declines of 15 percent, 10 percent and 4 percent, respectively.
Operating income for 2010 was $70.2 million and reflects an increase in operating performance of $89.4 million from the operating loss generated in 2009. The primary drivers of the increase in operating performance were cost savings from restructuring programs, continued cost containment actions and favorable price realization, partially offset by lower sales volumes. MSSG operating income (loss) included restructuring and related charges of $23.8 million and $52.9 million in 2010 and 2009, respectively.

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
ADVANCED MATERIALS SOLUTIONS GROUP

(in thousands)	2010	2009	2008

External sales	$785,222	$808,100	$915,270
Intersegment sales	17,834	17,805	39,131
Operating income (loss)	121,178	(39,539)	83,925

External sales of $785.2 million in 2010 decreased by $22.9 million, or 2.8 percent, from 2009. The decrease in sales was attributed to organic sales decline of 6 percent offset by the positive effects of acquisitions of 2 percent and favorable foreign currency effects of 1 percent. The decrease in organic sales was driven by lower sales in energy related products and surface finishing machines and services, as well as reduced demand in the engineered products business.
Operating income for 2010 was $121.2 million and reflects an increase of $160.7 million from the operating loss generated in 2009. The increase was driven by cost savings from restructuring programs and continued cost containment actions, partially offset due to lower sales volumes and unfavorable price realization. For 2010, operating loss included $15.4 million of restructuring and related charges, compared to $111.0 million of impairment charges and $18.3 million of restructuring and related charges in 2009.
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

(in thousands)	2010	2009	2008

Operating loss	$(98,141)	$(41,099)	$(80,769)

In 2010, operating loss increased $57.0 million, or 138.8 percent, from 2009. The increase was primarily due to higher provisions for performance-based employee compensation programs of $27.5 million, higher other shared service costs of $9.8 million, an increase in costs for strategic projects of $8.2 million, restructuring and related charges of $7.6 million, increases in employee benefits of $4.6 million and increases in professional fees of $3.8 million, offset by restructuring benefits of $4.5 million.
In 2009, operating loss decreased $39.7 million, or 49.1 percent, from 2008. The decrease was primarily due to lower provisions for performance-based employee compensation programs of $28.5 million, as well as lower shared service and other costs principally from employment and other cost reduction actions. Corporate operating loss for 2009 also included $2.1 million of restructuring and related costs.

LIQUIDITY AND CAPITAL RESOURCES Cash flow from operations is our primary source of funding for capital expenditures and internal growth. During the year ended June 30, 2010, cash flow provided by operating activities was $164.8 million, driven by our operating performance and continued focus to reduce our working capital. We also received remaining cash proceeds of $27.0 million from the divestiture of our HSS business that was completed in June 2009 and $0.8 million from the sale of a business in October 2009.
To augment cash from operations and as an additional source of funds, we maintain a syndicated revolving credit-facility. On June 25, 2010 we entered into a new five-year, multi-currency, revolving credit facility (2010 Credit Agreement) that extends to June 2015. This agreement replaces the prior credit facility that was scheduled to mature in March 2011. The 2010 Credit Agreement permits revolving credit loans of up to $500.0 million for working capital, capital expenditures and general corporate purposes. The 2010 Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2010 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us.
The 2010 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with these financial covenants as of June 30, 2010. We had no borrowings outstanding under the 2010 Credit Agreement as of June 30, 2010.
Borrowings under the 2010 Credit Agreement are guaranteed by our significant domestic subsidiaries.
Additionally, we obtain local financing through credit lines with commercial banks in the various countries in which we operate. At June 30, 2010, these borrowings amounted to $19.5 million of notes payable and $6.3 million of term debt, capital leases and other debt. We believe that cash flow from operations and the availability under our credit lines will be sufficient to meet our cash requirements over the next 12 months.
Based upon our debt structure at June 30, 2010 and 2009, approximately 6 percent and 34 percent of our debt, respectively, was exposed to variable rates of interest. The decrease in the portion of our debt subject to variable rates was due to less borrowings outstanding against our revolving credit facility.
At June 30, 2010, we had cash and cash equivalents of $118.1 million. Total Kennametal shareowners’ equity was $1,315.5 million and total debt was $337.7 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.
During July 2009, we completed the issuance of 8.1 million shares of common stock generating net proceeds of $120.7 million which were used to pay down outstanding indebtedness under our previous five-year, multi-currency, revolving credit facility with a group of financial institutions entered into in March 2006 (2006 Credit Agreement).

Following is a summary of our contractual obligations and other commercial commitments as of June 30, 2010 (in thousands):

Contractual Obligations		Total	2011	2012-2013	2014-2015	Thereafter

Long-term debt	(1)	$355,431	$21,757	$333,674	$—	$—
Notes payable	(2)	20,066	20,066	—	—	—
Pension benefit payments		(3)	37,801	78,345	86,503	(3)
Postretirement benefit payments		(3)	2,446	4,693	4,301	(3)
Capital leases	(4)	6,498	3,586	2,093	819	—
Operating leases		74,744	17,972	20,020	9,527	27,225
Purchase obligations	(5)	289,996	100,933	123,778	24,881	40,404
Unrecognized tax benefits	(6)	18,424	11,526	—	—	6,898

Total			$216,087	$562,603	$126,031

(1)	Long-term debt includes interest obligations of $43.2 million. Interest obligations were determined assuming interest rates as of June 30, 2010 remain constant.

(2)	Notes payable includes interest obligations of $0.6 million. Interest obligations were determined assuming interest rates as of June 30, 2010 remain constant.

(3)	Annual payments are expected to continue into the foreseeable future at the amounts noted in the table.

(4)	Capital leases include interest obligations of $0.5 million.

(5)	Purchase obligations consist of purchase commitments for materials, supplies and machinery and equipment as part of the ordinary conduct of business. Purchase obligations with variable price provisions were determined assuming current market prices as of June 30, 2010 remain constant.

(6)	Unrecognized tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. These amounts include interest of $2.0 million accrued related to such positions as of June 30, 2010. The amount included for 2011 is expected to be settled within the next twelve months. The remaining amount of unrecognized tax benefits is included in the ‘Thereafter’ column as we are not able to reasonably estimate the timing of potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Other Commercial Commitments	Total	2011	2012-2013	2014-2015	Thereafter

Standby letters of credit	$6,113	$1,263	$4,850	$—	$—
Guarantees	14,025	12,264	181	21	1,559

Total	$20,138	$13,527	$5,031	$21	$1,559

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
Cash Flow Provided by Operating Activities
During 2010, cash flow provided by operating activities was $164.8 million, compared to $192.3 million in 2009. Cash flow provided by operating activities for the current year consisted of net income and non-cash items amounting to $158.4 million plus cash provided by changes in certain assets and liabilities netting to $6.5 million. These changes were driven by an increase in accounts receivable of $58.2 million, driven by higher sales volumes in the latter part of the year, partially offset by an increase in accounts payable and accrued liabilities of $41.0 million, driven by increased accounts payable related to increased production and an increase in accrued income taxes of $19.2 million.
During 2009, cash flow provided by operating activities was $192.3 million, compared to $279.8 million in 2008. Cash flow provided by operating activities for the current year consisted of net loss and non-cash items amounting to $113.1 million of cash generation, including $115.2 million of restructuring and asset impairment charges, plus cash provided by changes in certain assets and liabilities netting to $79.2 million. Contributing to these changes was a decrease in accounts receivable of $200.2 million and a decrease in inventories of $36.0 million, partially offset by a decrease in accounts payable and accrued liabilities of $118.1 million, a decrease in accrued income taxes of $12.0 million and a net change in other assets and liabilities of $26.9 million.
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

Cash Flow Used for Investing Activities
Cash flow used for investing activities was $40.4 million for 2010, a decrease of $129.7 million, compared to $170.1 million in 2009. During the current year, cash flow used for investing activities included $56.7 million used for purchases of property, plant and equipment, which consisted primarily of equipment upgrades, and $17.0 million used for the acquisition of business assets, primarily the deferred purchase price of $16.0 million for a 2007 acquisition, as well as $27.8 million of cash proceeds from the divestiture of HSS and another business.
We have projected our capital expenditures for 2011 to be approximately $80.0 million, which will be used primarily to invest in equipment upgrades and manufacturing capabilities. We believe this level of capital spending is sufficient to maintain competitiveness and improve productivity.
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
Cash Flow Used for Financing Activities
Cash flow used for financing activities was $58.2 million for 2010, compared to $15.5 million in 2009. During the current year, cash flow used for financing activities included a $143.0 million net decrease in borrowings and $39.3 million of cash dividends paid to shareowners, partially offset by $120.7 million in net proceeds from equity offering and $10.7 million of dividend reinvestment and the effect of employee benefit and stock plans.
Cash flow used for financing activities was $15.5 million for 2009, compared to $125.7 million in 2008. During the current year, cash flow used for financing activities included a $128.0 million net increase in borrowings, $12.6 million in proceeds from termination of interest rate swap contracts and $4.9 million of dividend reinvestment and the effect of employee benefit and stock plans offset by $127.7 million used for the repurchase of capital stock and $35.5 million of cash dividends paid to shareowners.
In 2008, cash flow used for financing activities was $125.7 million and included $65.4 million for the repurchase of capital stock, a net decrease in borrowings of $38.1 million and $36.0 million of cash dividends paid to shareowners, partially offset by $14.8 million of dividend reinvestment and the effects of employee benefit and stock plans.
FINANCIAL CONDITION At June 30, 2010, total assets were $2,267.8 million, a decrease of $79.2 million from $2,347.0 million at June 30, 2009. Total liabilities decreased $145.1 million from $1,079.5 million at June 30, 2009 to $934.4 million at June 30, 2010.
Working capital was $522.9 million at June 30, 2010, an increase of $26.0 million or 5.2 percent from $496.9 million at June 30, 2009. The increase in working capital was primarily driven by an increase in cash and cash equivalents of $48.3 million, an increase in accounts receivable of $47.7 million and a decrease in current maturities of long-term debt and capital leases and notes payable to banks of $26.4 million, partially offset by a decrease in other current assets of $49.2 million and an increase in accounts payable of $38.2 million. Foreign currency effects accounted for ($17.9) million, ($11.7) million, ($2.1) million and ($2.5) million of the change in cash and cash equivalents, accounts receivable, other current assets and accounts payable, respectively.
Property, plant and equipment, net decreased $55.8 million from $720.3 million at June 30, 2009 to $664.5 million at June 30, 2010, primarily due to depreciation expense of $83.3 million and unfavorable foreign currency impact of $22.1 million, partially offset by capital additions of $56.7 million.
At June 30, 2010, other assets were $687.4 million, a decrease of $63.3 million from $750.7 million at June 30, 2009. The drivers for the reduction were a decrease in intangible assets of $19.1 million, a decrease in goodwill of $13.5 million, a decrease in other of $19.5 million and a decrease in deferred income taxes of $11.3 million. The decrease in intangible assets was due to amortization of $13.1 million and unfavorable foreign currency translation effects of $6.0 million. The decrease in goodwill was driven by unfavorable foreign currency effects of $14.1 million. The decrease in other was due to a decrease in pension assets of $24.5 million due to the decrease in the discount rate to 5.5% at June 30, 2010. The decrease in deferred income taxes of $11.3 million was due to the tax effect of foreign exchange on inter-company loans.
Long-term debt and capital leases decreased $121.9 million to $314.7 on at June 30, 2010 from $436.6 million at June 30, 2009. Proceeds from the equity offering were used to pay down outstanding indebtedness.

Kennametal shareowners’ equity was $1,315.5 million at June 30, 2010, an increase of $68.1 million from $1,247.4 million in the prior year. The increase was primarily attributed to the net proceeds from equity offering of $120.7 million and net income attributable to Kennametal of $46.4 million, partially offset by a decrease in foreign currency translation adjustments of $67.7 million and cash dividends paid to shareowners of $39.3 million.
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
Other Environmental Issues We establish and maintain reserves for other potential environmental issues. At June 30, 2010 and 2009, the total of accruals for these reserves was $5.2 million and $5.3 million, respectively. These totals represent anticipated costs associated with the remediation of these issues. We recorded additional reserves of $0.6 million during 2010. We recorded favorable foreign currency translation adjustments of $0.6 million and $0.7 million during 2010 and 2009, respectively. Cash payments of $0.1 million were made against these reserves during both 2010 and 2009, respectively.
We maintain a Corporate EHS Department, as well as an EHS Steering Committee, to monitor compliance with environmental regulations and to oversee remediation activities. In addition, we have designated EHS coordinators who are responsible for each of our global manufacturing facilities. Our financial management team periodically meets with members of the Corporate EHS Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly basis, we review financial provisions and reserves for environmental contingencies and adjust these reserves when appropriate.
EFFECTS OF INFLATION Despite modest inflation in recent years, rising costs, in particular the cost of certain raw materials, continue to affect our operations throughout the world. We strive to minimize the effects of inflation through cost containment, productivity improvements and price increases.
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
We warrant that products and services sold are free from defects in material and workmanship under normal use and service when correctly installed, used and maintained. This warranty terminates 30 days after delivery of the product to the customer and does not apply to products that have been subjected to misuse, abuse, neglect or improper storage, handling or maintenance. Products may be returned to Kennametal only after inspection and approval by Kennametal and upon receipt by the customer of shipping instructions from Kennametal. We have included an estimated allowance for warranty returns in our returned goods allowance discussed above.
We recognize revenue related to the sale of specialized assembled machines upon customer acceptance and installation, as installation is deemed essential to the functionality of a specialized assembled machine. Sales of specialized assembled machines were immaterial for 2010, 2009 and 2008.

Stock-Based Compensation We recognize stock-based compensation expense for all stock options, restricted stock awards and restricted stock units over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service (substantive vesting period). We utilize the Black-Scholes valuation method to establish the fair value of all stock option awards.
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
Long-Lived Assets We evaluate the recoverability of property, plant and equipment and intangible assets that are amortized whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable. Changes in circumstances include technological advances, changes in our business model, capital structure, economic conditions or operating performance. Our evaluation is based upon, among other things, our assumptions about the estimated future undiscounted cash flows these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value, we will recognize an impairment loss to the extent that carrying value exceeds fair value. We apply our best judgment when performing these evaluations to determine if a triggering event has occurred, the undiscounted cash flows used to assess recoverability and the fair value of the asset.
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
In the valuation of our pension and other postretirement and postemployment benefit liabilities, management utilizes various assumptions. We determine our discount rate based on investment grade bond yield curves with a duration that approximates the benefit payment timing of each plan. This rate can fluctuate based on changes in investment grade bond yields. At June 30, 2010, a hypothetical 25 basis point increase or decrease in our discount rates would increase or decrease, respectively, our pre-tax income by approximately $0.3 million.
The long-term rate of return on plan assets is estimated based on an evaluation of historical returns for each asset category held by the plans, coupled with the current and short-term mix of the investment portfolio. The historical returns are adjusted for expected future market and economic changes. This return will fluctuate based on actual market returns and other economic factors.
The rate of future health care cost increases is based on historical claims and enrollment information projected over the next fiscal year and adjusted for administrative charges. This rate is expected to decrease until 2029. At June 30, 2010, a hypothetical 1 percent increase or decrease in our health care cost trend rates would decrease or increase our pre-tax income by $0.1 million.
Future compensation rates, withdrawal rates and participant retirement age are determined based on historical information. These assumptions are not expected to significantly change. Mortality rates are determined based on a review of published mortality tables.
We expect to contribute $7.5 million and $2.1 million to our pension and other postretirement benefit plans, respectively, in 2011.
Allowance for Doubtful Accounts We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the creditworthiness of our customers based on multiple sources of information and analyze additional factors such as our historical bad debt experience, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. This assessment requires significant judgment. If the financial condition of our customers was to deteriorate, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at June 30, 2010.

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
Income Taxes Realization of our deferred tax assets is primarily dependent on future taxable income, the timing and amount of which are uncertain, in part, due to the expected profitability of certain foreign subsidiaries. A valuation allowance is recognized if it is “more likely than not” that some or all of a deferred tax asset will not be realized. As of June 30, 2010, the deferred tax assets net of valuation allowances relate primarily to net operating loss carryforwards, accrued employee benefits and inventory reserves. In the event that we were to determine that we would not be able to realize our deferred tax assets in the future, an increase in the valuation allowance would be required.
NEW ACCOUNTING STANDARDS
Adopted
As of March 31, 2010, Kennametal adopted new guidance on fair value measurements and disclosures. This guidance requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this requires (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers, and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications are effective for Kennametal beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for Kennametal beginning July 1, 2011. See Note 6 for required disclosures.
As of September 30, 2009, Kennametal adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (Codification). The Codification is the single source of authoritative nongovernmental accounting principles generally accepted in the United States of America (U.S. GAAP). The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all of the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification affects the way companies reference U.S. GAAP in financial statements and in their accounting policies.
As of September 30, 2009, Kennametal adopted new guidance on measuring liabilities at fair value. The guidance clarifies how an entity should measure the fair value of liabilities and also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurements of its fair value. The adoption did not have a material impact on our consolidated financial statements. See Note 6 for required disclosures.
As of September 30, 2009, Kennametal adopted new guidance on interim disclosure about fair value of financial instruments. This guidance expands required fair value disclosures to interim periods for all financial instruments within the guidance’s scope and requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments as well as significant changes in such methods and assumptions from prior periods. The adoption of this guidance expanded our fair value disclosures in our interim filings.
As of July 1, 2009, Kennametal adopted new guidance for business combinations which establishes principles and requirements for how an acquirer accounts for business combinations and includes guidance for the recognition, measurement and disclosure of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. It also provides guidance for the measurement of goodwill, the recognition of contingent consideration and the accounting for preacquisition gain and loss contingencies, as well as acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. This guidance was applied prospectively. The adoption of this guidance expands the disclosure requirements for goodwill and requires companies to disclose the gross amount of goodwill before and after accumulated impairment losses. See Note 2 for required disclosures.

As of July 1, 2009, Kennametal adopted new guidance for employers’ disclosures about postretirement benefit plan assets. This guidance requires companies to disclose how investment allocation decisions are made by management, major categories of plan assets, significant concentrations of risk within plan assets and information about the valuation of plan assets. See Note 13 for required disclosures.
As of July 1, 2009, Kennametal adopted new guidance on determining whether instruments granted in share-based payment transactions are participating securities. The guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of this guidance did not have a material impact on our consolidated financial statements.
As of July 1, 2009, Kennametal adopted new guidance on noncontrolling interests in consolidated financial statements to establish accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolled interest. This guidance has also changed the related disclosure requirements for our consolidated financial statements. See the consolidated statements of income, consolidated balance sheets and consolidated statements of shareowners’ equity for required disclosures.
Issued
In December 2009, the FASB issued guidance on consolidations related to improvements to financial reporting by enterprises involved with variable interest entities. The guidance modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights should be consolidated and clarifies that the determination of whether a company is required to consolidate a variable interest entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective for Kennametal beginning July 1, 2010. We are in the process of evaluating the impact of adoption on our consolidated financial statements.
In December 2009, the FASB issued guidance on accounting for transfers of financial assets. This guidance requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. This guidance is effective for Kennametal beginning July 1, 2010. We are in the process of evaluating the impact of adoption on our consolidated financial statements.
In October 2009, the FASB issued new guidance on revenue recognition for multiple-deliverable revenue arrangements. The guidance will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and will often result in earlier revenue recognition. In addition, the residual method of allocating arrangement consideration is no longer permitted. The guidance is to be applied prospectively and is effective for Kennametal beginning July 1, 2010. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

ITEM 7A	— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. As part of our financial risk management program, we use certain derivative financial instruments to manage these risks. We do not enter into derivative transactions for speculative purposes and, therefore, hold no derivative instruments for trading purposes. We use derivative financial instruments to provide predictability to the effects of changes in foreign exchange rates on our consolidated results and to achieve our targeted mix of fixed and floating interest rates on outstanding debt. Our objective in managing foreign exchange exposures with derivative instruments is to reduce volatility in cash flow, allowing us to focus more of our attention on business operations. With respect to interest rate management, these derivative instruments allow us to achieve our targeted fixed-to-floating interest rate mix as a separate decision from funding arrangements in the bank and public debt markets. We measure hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The ineffective portions are recorded in other income, net. See Notes 2 and 16 in our consolidated financial statements set forth in Item 8.

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
The following provides additional information on our use of derivative instruments. Included below is a sensitivity analysis that is based upon a hypothetical 10 percent weakening or strengthening in the U.S. dollar compared to the June 30, 2010 foreign currency rates and the effective interest rates under our current borrowing arrangements. We compared the contractual derivative and borrowing arrangements in effect at June 30, 2010 to the hypothetical foreign exchange or interest rates in the sensitivity analysis to determine the effect on interest expense, pre-tax income or accumulated other comprehensive income. Our analysis takes into consideration the different types of derivative instruments and the applicability of hedge accounting.
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
Our foreign exchange hedging program minimizes our exposure to foreign exchange rate movements. This exposure arises largely from anticipated cash flows from cross-border intercompany sales of products and services. This program utilizes range forwards and forward contracts primarily to sell foreign currency. The notional amounts of the contracts translated into U.S. dollars at June 30, 2010 and 2009 rates were $9.4 million and $1.7 million, respectively. We would have received $0.0 million and $0.2 million at June 30, 2010 and 2009, respectively, to settle these contracts, which represent the fair value of these contracts. At June 30, 2010, a hypothetical 10 percent strengthening or weakening of the U.S. dollar would change accumulated other comprehensive (loss) income, net of tax, by $0.2 million.
In addition, we may enter into forward contracts to hedge transaction exposures or significant cross-border intercompany loans by either purchasing or selling specified amounts of foreign currency at a specified date. At June 30, 2010 and 2009, we had several outstanding forward contracts to purchase and sell foreign currency, with notional amounts, translated into U.S. dollars at June 30, 2010 and 2009 rates, of $134.0 million and $183.2 million, respectively. At June 30, 2010, a hypothetical 10 percent change in the year-end exchange rates would result in an increase or decrease in pre-tax income of $10.3 million related to these positions.
Interest Rate Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We seek to manage our interest rate risk in order to balance our exposure between fixed and floating rates, while attempting to minimize our borrowing costs. To achieve these objectives, we primarily use interest rate swap contracts to manage exposure to interest rate changes related to these borrowings. At June 30, 2010, we had forward starting interest rate swap contracts outstanding for forecasted transactions that effectively converted a cumulative notional amount of $75 million from floating to fixed interest rates. These contracts are expected to be settled in December 2011. We had no such contracts in place at June 30, 2009. We would have paid $2.3 million at June 30, 2010 to settle these interest rate swap contracts, which represented the fair value of these contracts.
FAIR VALUE HEDGES Interest Rate As discussed above, our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We seek to manage this risk through the use of interest rate swap contracts. In February 2009, we terminated interest rate swap contracts that we had in place at that time. These contracts were in place to convert a notional amount of $200.0 million of our fixed rate debt to floating rate debt. At June 30, 2010 and 2009, we had no such contracts in place.
DEBT AND NOTES PAYABLE At June 30, 2010 and 2009, we had $337.7 million and $486.0 million, respectively, of debt, including capital leases and notes payable outstanding. Effective interest rates as of June 30, 2010 and 2009 were 5.0 percent and 3.9 percent, respectively, including the effect of interest rate swaps. A hypothetical change of 10 percent in interest rates from June 30, 2010 levels would increase or decrease annual interest expense by approximately $2.2 million.
On June 25, 2010 we entered into a new five-year, multi-currency, revolving credit facility (2010 Credit Agreement) that extends to June 2015. This agreement replaces the prior credit facility that was scheduled to mature in March 2011. The 2010 Credit Agreement permits revolving credit loans of up to $500.0 million for working capital, capital expenditures and general corporate purposes. We had no borrowings outstanding under the 2010 Credit Agreement as of June 30, 2010.
Also during July 2009, the Company completed the issuance of 8.1 million shares of its common stock generating net proceeds of $120.7 million which were used to pay down outstanding indebtedness under the revolving credit facility.

FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS Foreign currency materially decreased earnings in 2010 and materially increased earnings in 2009 and 2008. Foreign currency exchange rate fluctuations may have a material impact on future earnings in the short term and long term.

ITEM 8	— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has conducted an assessment of the Company’s internal controls over financial reporting as of June 30, 2010 using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2010, based on criteria in Internal Control — Integrated Framework issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
To the Shareowners of Kennametal Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareowners’ equity and cash flow present fairly, in all material respects, the financial position of Kennametal Inc. and its subsidiaries at June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
August 12, 2010

CONSOLIDATED STATEMENTS OF INCOME

Year ended June 30 (in thousands, except per share data)	2010	2009	2008

Sales	$1,884,067	$1,999,859	$2,589,786
Cost of goods sold	1,256,339	1,423,320	1,682,715

Gross profit	627,728	576,539	907,071
Operating expense	477,487	489,567	594,187
Restructuring and asset impairment charges (Notes 2 and 15)	43,923	173,656	39,891
Loss on divestitures (Note 4)	—	—	582
Amortization of intangibles	13,090	13,134	13,864

Operating income (loss)	93,228	(99,818)	258,547
Interest expense	25,203	27,244	31,586
Other income, net	(8,577)	(14,566)	(2,439)

Income (loss) from continuing operations before income taxes	76,602	(112,496)	229,400
Provision (benefit) for income taxes (Note 12)	26,977	(11,205)	62,754

Income (loss) from continuing operations	49,625	(101,291)	166,646
(Loss) income from discontinued operations (Note 5)	(1,423)	(17,340)	4,109

Net income (loss)	48,202	(118,631)	170,755
Less: Net income attributable to noncontrolling interests	1,783	1,111	2,980

Net income (loss) attributable to Kennametal	$46,419	$(119,742)	$167,775

Amounts attributable to Kennametal Shareowners:
Income (loss) from continuing operations	$47,842	$(102,402)	$163,666
(Loss) income from discontinued operations (Note 5)	(1,423)	(17,340)	4,109

Net income (loss) attributable to Kennametal	$46,419	$(119,742)	$167,775

PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL
Basic earnings (loss) per share:
Continuing operations	$0.59	$(1.40)	$2.13
Discontinued operations	(0.02)	(0.24)	0.05

	$0.57	$(1.64)	$2.18

Diluted earnings (loss) per share:
Continuing operations	$0.59	$(1.40)	$2.10
Discontinued operations	(0.02)	(0.24)	0.05

	$0.57	$(1.64)	$2.15

Dividends per share	$0.48	$0.48	$0.47

Basic weighted average shares outstanding	80,966	73,122	76,811

Diluted weighted average shares outstanding	81,690	73,122	78,201

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of June 30 (in thousands, except per share data)	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$118,129	$69,823
Accounts receivable, less allowance for doubtful accounts of $24,789 and $25,228	326,699	278,977
Inventories (Note 8)	364,268	381,306
Deferred income taxes (Note 12)	62,083	51,797
Other current assets	44,752	94,001

Total current assets	915,931	875,904

Property, plant and equipment:
Land and buildings	341,748	357,285
Machinery and equipment	1,281,872	1,322,107
Less accumulated depreciation	(959,085)	(959,066)

Property, plant and equipment, net	664,535	720,326

Other assets:
Investments in affiliated companies	2,251	2,138
Goodwill (Note 2)	489,443	502,983
Intangible assets, less accumulated amortization of $63,343 and $53,159 (Note 2)	155,306	174,453
Deferred income taxes (Note 12)	11,827	23,129
Other	28,530	48,041

Total other assets	687,357	750,744

Total assets	$2,267,823	$2,346,974

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases (Note 10)	$3,539	$21,147
Notes payable to banks (Note 11)	19,454	28,218
Accounts payable	125,360	87,176
Accrued income taxes (Note 12)	17,857	18,897
Accrued vacation pay	34,615	39,088
Accrued payroll	39,374	42,750
Other current liabilities (Note 9)	152,806	141,693

Total current liabilities	393,005	378,969
Long-term debt and capital leases, less current maturities (Note 10)	314,675	436,592
Deferred income taxes (Note 12)	63,266	71,281
Accrued postretirement benefits (Note 13)	17,894	18,548
Accrued pension benefits (Note 13)	111,807	114,239
Accrued income taxes (Note 12)	5,193	5,497
Other liabilities	28,540	54,393

Total liabilities	934,380	1,079,519

Commitments and contingencies (Note 19)

EQUITY
Kennametal shareowners’ equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 81,903 and 73,232 shares issued	102,379	91,540
Additional paid-in capital	492,454	357,839
Retained earnings	793,448	786,345
Accumulated other comprehensive (loss) income	(72,781)	11,719

Total Kennametal shareowners’ equity	1,315,500	1,247,443
Noncontrolling interests	17,943	20,012

Total equity	1,333,443	1,267,455

Total liabilities and equity	$2,267,823	$2,346,974

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

Year ended June 30 (in thousands)	2010	2009	2008

OPERATING ACTIVITIES
Net income (loss)	$48,202	$(118,631)	$170,755
Adjustments for non-cash items:
Depreciation	83,339	83,247	80,869
Amortization	13,090	13,134	13,864
Stock-based compensation expense	16,640	9,412	9,512
Restructuring and asset impairment charges (Note 15)	855	115,212	39,891
Loss on divestitures	527	22,704	582
Deferred income tax provision	230	(10,898)	31,967
Other	(4,506)	(1,088)	(1,035)
Changes in certain assets and liabilities, excluding effects of acquisitions and divestitures:
Accounts receivable	(58,245)	200,159	(14,297)
Inventories	(2,576)	36,048	(34,034)
Accounts payable and accrued liabilities	40,985	(118,133)	(4,792)
Accrued income taxes	19,227	(11,969)	(9,734)
Other	7,060	(26,934)	(3,762)

Net cash flow provided by operating activities	164,828	192,263	279,786

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(56,679)	(104,842)	(163,489)
Disposals of property, plant and equipment	5,141	2,914	2,839
Acquisitions, net of cash acquired	(16,969)	(69,485)	(2,968)
Proceeds from divestitures (Notes 4 and 5)	27,788	1,544	23,229
Proceeds from sale of investments in affiliated companies	23	108	5,915
Other	276	(295)	3,233

Net cash flow used for investing activities	(40,420)	(170,056)	(131,241)

FINANCING ACTIVITIES
Net (decrease) increase in notes payable	(27,335)	14,311	28,196
Term debt borrowings	564,366	974,248	338,646
Term debt repayments	(680,023)	(860,522)	(404,904)
Purchase of capital stock	(306)	(127,720)	(65,429)
Net proceeds from equity offering	120,696	—	—
Proceeds from interest rate swap agreement termination (Note 7)	—	12,566	—
Dividend reinvestment and the effect of employee benefit and stock plans	10,677	4,873	14,811
Cash dividends paid to shareowners	(39,316)	(35,466)	(35,994)
Other	(6,926)	2,184	(1,031)

Net cash flow used for financing activities	(58,167)	(15,526)	(125,705)

Effect of exchange rate changes on cash and cash equivalents	(17,935)	(23,336)	13,205

CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	48,306	(16,655)	36,045
Cash and cash equivalents, beginning of period	69,823	86,478	50,433

Cash and cash equivalents, end of period	$118,129	$69,823	$86,478

The accompanying notes are an integral part of these consolidated financial statements.
Note: Amounts presented include cash flows from discontinued operations.

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY

	2010		2009		2008
Year ended June 30 (in thousands)	Shares	Amount	Shares	Amount	Shares	Amount

CAPITAL STOCK
Balance at beginning of year	73,232	$91,540	76,858	$96,076	82,974	$103,722
Dividend reinvestment	12	15	28	35	13	16
Capital stock issued under employee benefit and stock plans	621	776	346	429	649	806
Treasury share restoration (Note 21)	—	—	—	—	(6,456)	(8,066)
Equity offering	8,050	10,063	—	—	—	—
Purchase of capital stock	(12)	(15)	(4,000)	(5,000)	(322)	(402)

Balance at end of year	81,903	102,379	73,232	91,540	76,858	96,076

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		357,839		468,169		655,086
Dividend reinvestment		290		569		456
Capital stock issued under employee benefit and stock plans		23,986		11,821		24,362
Treasury share restoration (Note 21)		—		—		(202,484)
Equity offering		110,630		—		—
Purchase of capital stock		(291)		(122,720)		(9,251)

Balance at end of year		492,454		357,839		468,169

RETAINED EARNINGS
Balance at beginning of year		786,345		941,553		812,917
Net income (loss)		46,419		(119,742)		167,775
Cash dividends paid to shareowners		(39,316)		(35,466)		(35,994)
Impact of adoption of ASC 740		—		—		(3,145)

Balance at end of year		793,448		786,345		941,553

TREASURY SHARES, AT COST (Note 21)
Balance at beginning of year	—	—	—	—	(5,002)	(148,932)
Dividend reinvestment	—	—	—	—	10	315
Purchase of capital stock	—	—	—	—	(1,410)	(55,776)
Capital stock issued under employee benefit and stock plans	—	—	—	—	(54)	(6,157)
Treasury share restoration	—	—	—	—	6,456	210,550

Balance at end of year	—	—	—	—	—	—

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance at beginning of year		11,719		142,109		61,674
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges, net of tax		(936)		(3,006)		2,412
Reclassification of unrealized (gain) loss on expired derivatives designated and qualified as cash flow hedges, net of tax		(1,482)		5,290		(2,452)
Unrecognized net pension and other postretirement benefit losses, net of tax		(17,397)		(14,283)		(21,393)
Reclassification of net pension and other postemployment benefit losses, net of tax		2,975		1,496		3,249
Foreign currency translation adjustments, net of tax		(67,660)		(119,887)		98,619

Other comprehensive (loss) income, net of tax		(84,500)		(130,390)		80,435

Balance at end of year		(72,781)		11,719		142,109

NONCONTROLLING INTERESTS
Balance at beginning of year		20,012		21,527		17,624
Net income		1,783		1,111		2,980
Other comprehensive (loss) income, net of tax		(1,177)		(2,158)		1,331
Purchase of noncontrolling interests		(401)		(165)		150
Cash dividends paid to noncontrolling interests		(2,274)		(303)		(558)

Balance at end of year		17,943		20,012		21,527

Total equity, June 30		$1,333,443		$1,267,455		$1,669,434

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF OPERATIONS
Kennametal Inc. is a leading global supplier of tooling, engineered components and advanced materials consumed in production processes. We believe that our reputation for manufacturing excellence, as well as our technological expertise and innovation in our principal products, has helped us achieve a leading market presence in our primary markets. End users of our products include metalworking manufacturers and suppliers across a diverse array of industries including the aerospace, automotive, machine tool, light machinery and heavy machinery industries, as well as manufacturers, producers and suppliers in a number of other industries including coal mining, highway construction, quarrying, and oil and gas exploration and production industries. Our end users’ products include items ranging from airframes to coal, to oil wells and turbochargers to flow control.
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
CASH AND CASH EQUIVALENTS Cash investments having original maturities of three months or less are considered cash equivalents. Cash equivalents principally consist of investments in money market funds and bank deposits at June 30, 2010.
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
INVENTORIES Inventories are stated at the lower of cost or market. We use the last-in, first-out (LIFO) method for determining the cost of a significant portion of our United States (U.S.) inventories. The cost of the remainder of our inventories is determined under the first-in, first-out or average cost methods. When market conditions indicate an excess of carrying costs over market value, a lower-of-cost-or-market provision is recorded. Excess and obsolete inventory reserves are established based upon our evaluation of the quantity of inventory on hand relative to demand. The excess and obsolete inventory reserve at June 30, 2010 and 2009 was $68.3 million and $61.1 million, respectively.
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

LONG-LIVED ASSETS We evaluate the recoverability of property, plant and equipment and intangible assets that are amortized whenever events or changes in circumstances indicate the carrying amount of any such assets may not be fully recoverable. Changes in circumstances include technological advances, changes in our business model, capital structure, economic conditions or operating performance. Our evaluation is based upon, among other things, our assumptions about the estimated future undiscounted cash flows these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value of the asset or asset group, we will recognize an impairment loss to the extent that carrying value exceeds fair value. We apply our best judgment when performing these evaluations to determine if a triggering event has occurred, the undiscounted cash flows used to assess recoverability and the fair value of the asset.
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
The carrying amount of goodwill attributable to each segment at June 30 is as follows:

(in thousands)	MSSG	AMSG	Total

Goodwill	$297,861	$361,332	$659,193
Accumulated impairment losses	(15,674)	(35,000)	(50,674)

Balance as of June 30, 2008	$282,187	$326,332	$608,519

Acquisitions / Divestitures	(3,851)	21,461	17,610
Translation	(15,396)	(7,582)	(22,978)

Change in goodwill	(19,247)	13,879	(5,368)

Impairment losses	—	(100,168)	(100,168)

Goodwill	$278,614	$375,211	$653,825
Accumulated impairment losses	(15,674)	(135,168)	(150,842)

Balance as of June 30, 2009	$262,940	$240,043	$502,983

Acquisitions / Divestitures	536	—	536
Translation	(12,708)	(1,368)	(14,076)

Change in goodwill	(12,172)	(1,368)	(13,540)

Goodwill	266,442	373,843	640,285
Accumulated impairment losses	(15,674)	(135,168)	(150,842)

Balance as of June 30, 2010	$250,768	$238,675	$489,443

During 2010, we acquired the remaining noncontrolling interest of a consolidated entity which resulted in additional MSSG goodwill of $0.7 million. We recorded no goodwill or intangible asset impairments in 2010.
During 2009, we acquired Tricon which generated additional AMSG goodwill of $21.5 million. Within MSSG, we made an acquisition in 2009 which resulted in additional MSSG goodwill of $1.9 million. Also during 2009, we divested our high speed steel business (HSS) which resulted in a reduction to MSSG goodwill of $5.8 million.
In 2009, an impairment was recorded for our surface finishing machines and services business as well as our engineered products business. These businesses are both part of our AMSG segment. We recorded a goodwill impairment charge of $100.2 million, of this amount, $37.3 million related to our surface finishing machines and services business and $62.9 million related to our engineered products business. No goodwill remains on the books for our surface finishing machines and services business and $39.6 million of goodwill remains on the engineered products business.
We also recorded a goodwill impairment charge of $35.0 million during 2008 for our surface finishing machines and services business.

The components of our intangible assets were as follows as of June 30:

	Estimated	2010		2009
	Useful Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Amount	Amortization

Contract-based	4 to 15	$6,357	$(5,218)	$6,357	$(4,896)
Technology-based and other	4 to 15	37,136	(20,422)	39,472	(18,971)
Customer-related	10 to 20	108,470	(29,255)	111,687	(22,773)
Unpatented technology	30	19,216	(4,572)	19,484	(3,802)
Trademarks	5 to 20	10,647	(3,876)	10,782	(2,717)
Trademarks	Indefinite	36,823	—	39,830	—

Total		$218,649	$(63,343)	$227,612	$(53,159)

During 2010, we recorded foreign currency translation adjustments which decreased intangible assets by $6.0 million.
As a result of the 2009 business acquisitions referred to above, we recorded $11.8 million of identifiable intangible assets: Contract-based increased $0.2 million, Customer-related increased $6.3 million, Trademarks increased $5.1 million and Technology-based and other increased $0.2 million. As a result of the impairment test performed in 2009, we recorded a $10.8 million impairment charge for the indefinite-lived trademark for our surface finishing machines and services business. Also during 2009, foreign currency effects contributed to a decrease of $7.7 million in net intangible assets.
Amortization expense for intangible assets was $13.1 million, $13.1 million and $13.9 million for 2010, 2009 and 2008, respectively. Estimated amortization expense for 2011 through 2015 is $11.7 million, $10.7 million, $10.1 million, $9.7 million, and $9.3 million, respectively.
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
For purposes of determining the number of diluted shares outstanding at June 30, 2010 and 2008, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options, unvested restricted stock awards and unvested restricted stock units by 0.7 million and 1.4 million shares, respectively. For June 30, 2009, the effect of unexercised capital stock options, unvested restricted stock awards and unvested restricted stock units was anti-dilutive and therefore has been excluded from diluted shares outstanding as well as from the diluted earnings per share calculation. Unexercised capital stock options, restricted stock units and restricted stock awards of 2.3 million, 2.6 million and 0.5 million shares at June 30, 2010, 2009, and 2008, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore the inclusion would have been anti-dilutive.

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
We warrant that products and services sold are free from defects in material and workmanship under normal use and service when correctly installed, used and maintained. This warranty terminates 30 days after delivery of the product to the customer and does not apply to products that have been subjected to misuse, abuse, neglect or improper storage, handling or maintenance. Products may be returned to Kennametal, only after inspection and approval by Kennametal and upon receipt by the customer of shipping instructions from Kennametal. We have included an estimated allowance for warranty returns in our returned goods allowance discussed above.
We recognize revenue related to the sale of specialized assembled machines upon customer acceptance and installation, as installation is deemed essential to the functionality of a specialized assembled machine. Sales of specialized assembled machines were immaterial for 2010, 2009 and 2008.
STOCK-BASED COMPENSATION We recognize stock-based compensation expense for all stock options, restricted stock awards and restricted stock units over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service (substantive vesting period). We utilize the Black-Scholes valuation method to establish the fair value of all stock option awards.
Capital stock options are granted to eligible employees at fair market value at the date of grant. Capital stock options are exercisable under specified conditions for up to 10 years from the date of grant. The aggregate number of shares available for issuance under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended (2002 Plan) is 9,000,000. Under the provisions of the 2002 Plan, participants may deliver our stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair value of shares delivered during 2010, 2009 and 2008 were $0.1 million, $0.7 million, and $1.0 million, respectively. In addition to stock option grants, the 2002 Plan permits the award of stock appreciation rights, restricted stock and restricted stock units to directors, officers and key employees.
RESEARCH AND DEVELOPMENT COSTS Research and development costs of $28.0 million, $27.6 million and $32.6 million in 2010, 2009 and 2008, respectively, were expensed as incurred. These costs are included in operating expense in the consolidated statements of income.
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
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES As part of our financial risk management program, we use certain derivative financial instruments. We do not enter into derivative transactions for speculative purposes and, therefore, hold no derivative instruments for trading purposes. We use derivative financial instruments to provide predictability to the effects of changes in foreign exchange rates on our consolidated results and to achieve our targeted mix of fixed and floating interest rates on outstanding debt. Our objective in managing foreign exchange exposures with derivative instruments is to reduce volatility in cash flow, allowing us to focus more of our attention on business operations. With respect to interest rate management, these derivative instruments allow us to achieve our targeted fixed-to-floating interest rate mix, as a separate decision from funding arrangements, in the bank and public debt markets.
We account for derivative instruments as a hedge of the related asset, liability, firm commitment or anticipated transaction, when the derivative is specifically designated as a hedge of such items. We measure hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The ineffective portions are recorded in other income, net.

Certain currency forward contracts hedging significant cross-border intercompany loans are considered other derivatives and, therefore, do not qualify for hedge accounting. These contracts are recorded at fair value in the balance sheet, with the offset to other income, net.
CASH FLOW HEDGES Currency Forward contracts and range forward contracts (a transaction where both a put option is purchased and a call option is sold), designated as cash flow hedges, hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive (loss) income, net of tax, and are recognized as a component of other income, net when the underlying sale of products or service is recognized into earnings.
Interest Rate Floating-to-fixed interest rate swap contracts, designated as cash flow hedges, are entered into from time to time to hedge our exposure to interest rate changes on a portion of our floating rate debt. These interest rate swap contracts convert a portion of our floating rate debt to fixed rate debt. We record the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to accumulated other comprehensive (loss) income, net of tax.
FAIR VALUE HEDGES Interest Rate Fixed-to-floating interest rate swap contracts, designated as fair value hedges, are entered into from time to time to hedge our exposure to fair value fluctuations on a portion of our fixed rate debt. These interest rate swap contracts convert a portion of our fixed rate debt to floating rate debt. When in place, these contracts require periodic settlement, and the difference between amounts to be received and paid under the contracts is recognized in interest expense.
FOREIGN CURRENCY TRANSLATION Assets and liabilities of international operations are translated into U.S. dollars using year-end exchange rates, while revenues and expenses are translated at average exchange rates throughout the year. The resulting net translation adjustments are recorded as a component of accumulated other comprehensive (loss) income. The local currency is the functional currency of most of our locations. Gains from foreign currency transactions included in other income, net were $3.5 million and $6.8 million for 2010 and 2009, respectively, and losses from foreign currency transactions included in other income, net were $6.4 million for 2008.
NEW ACCOUNTING STANDARDS
Adopted
As of March 31, 2010, Kennametal adopted new guidance on fair value measurements and disclosures. This guidance requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this requires (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers, and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications are effective for Kennametal beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for Kennametal beginning July 1, 2011. See Note 6 for required disclosures.
As of September 30, 2009, Kennametal adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (Codification). The Codification is the single source of authoritative non-governmental accounting principles generally accepted in the United States of America (U.S. GAAP). The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all of the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification affects the way companies reference U.S. GAAP in financial statements and in their accounting policies.
As of September 30, 2009, Kennametal adopted new guidance on measuring liabilities at fair value. The guidance clarifies how an entity should measure the fair value of liabilities and also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurements of its fair value. The adoption did not have a material impact on our consolidated financial statements. See Note 6 for required disclosures.

As of September 30, 2009, Kennametal adopted new guidance on interim disclosure about fair value of financial instruments. This guidance expands required fair value disclosures to interim periods for all financial instruments within the guidance’s scope and requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments as well as significant changes in such methods and assumptions from prior periods. The adoption of this guidance expanded our fair value disclosures in our interim filings.
As of July 1, 2009, Kennametal adopted new guidance for business combinations which establishes principles and requirements for how an acquirer accounts for business combinations and includes guidance for the recognition, measurement and disclosure of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. It also provides guidance for the measurement of goodwill, the recognition of contingent consideration and the accounting for preacquisition gain and loss contingencies, as well as acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. This guidance was applied prospectively. The adoption of this guidance expands the disclosure requirements for goodwill and requires companies to disclose the gross amount of goodwill before and after accumulated impairment losses. See Note 2 for required disclosures.
As of July 1, 2009, Kennametal adopted new guidance for employers’ disclosures about postretirement benefit plan assets. This guidance requires companies to disclose how investment allocation decisions are made by management, major categories of plan assets, significant concentrations of risk within plan assets and information about the valuation of plan assets. See Note 13 for required disclosures.
As of July 1, 2009, Kennametal adopted new guidance on determining whether instruments granted in share-based payment transactions are participating securities. The guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of this guidance did not have a material impact on our consolidated financial statements.
As of July 1, 2009, Kennametal adopted new guidance on noncontrolling interests in consolidated financial statements to establish accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolled interest. This guidance has also changed the related disclosure requirements for our consolidated financial statements. See the consolidated statements of income, consolidated balance sheets and consolidated statements of shareowners’ equity for required disclosures.
Issued
In December 2009, the FASB issued guidance on consolidations related to improvements to financial reporting by enterprises involved with variable interest entities. The guidance modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights should be consolidated and clarifies that the determination of whether a company is required to consolidate a variable interest entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective for Kennametal beginning July 1, 2010. We are in the process of evaluating the impact of adoption on our consolidated financial statements.
In December 2009, the FASB issued guidance on accounting for transfers of financial assets. This guidance requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. This guidance is effective for Kennametal beginning July 1, 2010. We are in the process of evaluating the impact of adoption on our consolidated financial statements.
In October 2009, the FASB issued new guidance on revenue recognition for multiple-deliverable revenue arrangements. The guidance will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and will often result in earlier revenue recognition. In addition, the residual method of allocating arrangement consideration is no longer permitted. The guidance is to be applied prospectively and is effective for Kennametal beginning July 1, 2010. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION

Year Ended June 30, (in thousands)	2010	2009	2008

Cash paid during the period for:
Interest	$28,626	$26,328	$30,648
Income taxes	3,788	18,020	38,699

Supplemental disclosure of non-cash information:
Contribution of stock to employees’ defined contribution benefit plans	6,352	1,738	—
Change in fair value of derivative contracts	2,348	730	(11,557)
Changes in accounts payable related to purchases of property, plant and equipment	—	(12,800)	(1,700)

NOTE 4 — ACQUISITIONS AND DIVESTITURES
During 2009, we acquired Tricon for a net purchase price of $64.1 million. As part of our AMSG segment, we acquired Tricon to expand our products and solutions in the surface and underground mining markets, including hard rock and coal. During 2009, we also made an acquisition within our MSSG segment. Also during 2009, we made final payments for two MSSG acquisitions that we made in Europe during 2008. During 2009 we had one divestiture that was accounted for as discounted operations, see Note 5.
During 2008, we made two acquisitions in Europe, both within our MSSG segment. Also during 2008, we divested two non-core businesses from our MSSG segment, one in the U.S. and one in Europe. Combined cash proceeds received were $20.2 million and we recognized a combined loss on divestiture of $0.6 million.
NOTE 5 — DISCONTINUED OPERATIONS
Effective June 30, 2009, we divested HSS from our MSSG segment as part of our continuing focus to shape our business portfolio and rationalize our manufacturing footprint. This divestiture was accounted for as discontinued operations. The net assets disposed of as a result of this transaction had a net book value of approximately $51 million and consisted primarily of inventory and equipment, as well as owned and leased facilities. Cash proceeds from this divestiture amounted to $28.5 million, the majority of which was received in 2010. We incurred pre-tax charges related to the divestiture of $2.3 million and $25.9 million during 2010 and 2009, respectively. The pre-tax charges as well as the related tax effects were recorded in discontinued operations. We do not expect to incur any additional pre-tax charges related to this divestiture.
The following represents the results of discontinued operations for the years ended June 30:

(in thousands)	2010	2009	2008

Sales	$—	$80,630	$115,343

(Loss) income from discontinued operations before income taxes	$(2,269)	$(25,923)	$5,412
Income tax (benefit) expense	(846)	(8,583)	1,303

(Loss) income from discontinued operations	$(1,423)	$(17,340)	$4,109

NOTE 6 — FAIR VALUE MEASUREMENTS
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
Level 3: Inputs that are unobservable.
As of June 30, 2010 the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Current assets:
Range forward contracts [a]	$—	$34	$—	$34
Currency forward contracts [a]	—	9	—	9

Total assets	$—	$43	$—	$43

Current liabilities:
Range forward contracts [a]	$—	$2	$—	$2
Currency forward contracts [a]	—	1,103	—	1,103

Total current liabilities	—	1,105	—	1,105
Other liabilities:
Forward starting interest rate swap contracts [a]	—	2,348	—	2,348

Total other liabilities	—	2,348	—	2,348

Total liabilities	$—	$3,453	$—	$3,453

As of June 30, 2009 the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Current assets:
Range forward contracts [a]	$—	$182	$—	$182
Currency forward contracts [a]	—	13	—	13

Total assets	$—	$195	$—	$195

Current liabilities:
Currency forward contracts [a]	$—	$36	$—	$36

[a]	Foreign currency derivative and interest rate swap contracts are valued based on observable market spot and forward rates and are classified within Level 2 of the fair value hierarchy.
NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As part of our financial risk management program, we use certain derivative financial instruments. See Note 2 for discussion on our derivative instruments and hedging activities policy.

The fair value of derivatives designated and not designated as hedging instruments in the consolidated balance sheets at June 30 are as follows:

(in thousands)	2010	2009

Derivatives designated as hedging instruments
Other current assets — range forward contracts	$34	$182
Other current liabilities — range forward contracts	(2)	—
Other liabilities — forward starting interest rate swap contracts	(2,348)	—

Total derivatives designated as hedging instruments	(2,316)	182

Derivatives not designated as hedging instruments
Other current assets — currency forward contracts	9	13
Other current liabilities — currency forward contracts	(1,103)	(36)

Total derivatives not designated as hedging instruments	(1,094)	(23)

Total derivatives	$(3,410)	$159

Certain currency forward contracts hedging significant cross-border intercompany loans are considered as other derivatives and therefore, do not qualify for hedge accounting. These contracts are recorded at fair value in the balance sheet, with the offset to other income, net. The following represents losses (gains) related to derivatives not designated as hedging instruments for the years ended June 30:

(in thousands)	2010	2009	2008

Other expense (income), net — currency forward contracts	$1,077	$73	$(209)

FAIR VALUE HEDGES
Fixed-to-floating interest rate swap contracts, designated as fair value hedges, are entered into from time to time to hedge our exposure to fair value fluctuations on a portion of our fixed rate debt. These interest rate swap contracts convert a portion of our fixed rate debt to floating rate debt. These contracts require periodic settlement, and the difference between amounts to be received and paid under the interest rate swap contracts is recognized in interest expense. We had no such contracts outstanding at June 30, 2010 and 2009, respectively. As of June 30, 2010 and 2009, there were no gains or losses related to these contracts. As of June 30, 2008, we recorded a gain of $0.7 million related to these contracts. We record the gain or loss on these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to the carrying value of the debt. Any gain or loss resulting from changes in the fair value of these contracts offset the corresponding gains or losses from changes in the fair values of the debt. As a result, changes in the fair value of these contracts have no net impact on current period earnings.
In February 2009, we terminated interest rate swap contracts to convert $200 million of our fixed rate debt to floating rate debt. These contracts were originally set to mature in June 2012. Upon termination, we received a cash payment of $13.2 million. Within the consolidated statement of cash flow for the year ended June 30, 2009, $12.6 million related to the forward portion of the payment has been disclosed under cash flow used for financing activities and the $0.6 million related to the current interest portion has been disclosed under cash flow provided by operating activities. This gain is being amortized as a component of interest expense over the remaining term of the related debt using the effective interest rate method. During the years ended June 30, 2010 and 2009, $5.6 million and $3.2 million, respectively were recognized as a reduction in interest expense.
Gains related to fair value hedges represent a reduction in interest expense and have been recognized for the years ended June 30 as follows:

(in thousands)	2010	2009	2008

Interest expense — interest rate swap agreements	$(5,556)	$(3,170)	$(1,687)

CASH FLOW HEDGES
Currency forward contracts and range forward contracts (a transaction where both a put option is purchased and a call option is sold), designated as cash flow hedges, hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive (loss) income, net of tax, and are recognized as a component of other income, net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at June 30, 2010 and 2009, were $9.4 million and $1.7 million, respectively. The time value component of the fair value of range forwards is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at June 30, 2010, we expect to recognize into earnings in the next 12 months immaterial gains on outstanding derivatives.
Floating-to-fixed interest rate swap contracts, designated as cash flow hedges, are entered into from time to time to hedge our exposure to interest rate changes on a portion of our floating rate debt. These interest rate swap contracts convert a portion of our floating rate debt to fixed rate debt. We record the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to accumulated other comprehensive (loss) income, net of tax. At June 30, 2010 we had forward starting interest rate swap contracts outstanding for forecasted transactions that effectively converted a cumulative notional amount of $75 million from floating to fixed interest rates. As of June 30, 2010 we recorded a liability of $2.3 million on these contracts which was recorded as an offset in other comprehensive loss, net of tax. Over the next 12 months assuming the market rates remain constant with the rates at June 30, 2010, we do not expect to recognize into earnings any significant gains or losses on outstanding derivatives. We had no such contracts outstanding at June 30, 2009.
The following represents gains (losses) related to cash flow hedges for the years ended June 30:

(in thousands)	2010	2009	2008

Gains (losses) recognized in other comprehensive (loss) income — range forward contracts	$1	$107	$(536)

Gains (losses) reclassifed from accumulated other comprehensive (loss) income into other (income) expense, net — range forward contracts	$1,431	$8,505	$(4,284)

No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the years ended June 30, 2010 and 2009, respectively.
NOTE 8 — INVENTORIES
Inventories consisted of the following at June 30:

(in thousands)	2010	2009

Finished goods	$227,096	$242,276
Work in process and powder blends	134,732	134,713
Raw materials and supplies	62,673	78,851

Inventories at current cost	424,501	455,840
Less: LIFO valuation	(60,233)	(74,534)

Total inventories	$364,268	$381,306

We used the LIFO method of valuing our inventories for approximately 51 percent and 49 percent of total inventories at June 30, 2010 and 2009, respectively.

NOTE 9 — OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following at June 30:

(in thousands)	2010	2009

Accrued employee benefits	$44,474	$30,557
Payroll, state and local taxes	9,107	12,794
Accrued restructuring expense (Note 15)	27,254	26,962
Other	71,971	71,380

Total other current liabilities	$152,806	$141,693

NOTE 10 — LONG-TERM DEBT AND CAPITAL LEASES
Long-term debt and capital lease obligations consisted of the following at June 30:

(in thousands)	2010	2009

7.20% Senior Unsecured Notes due 2012 net of discount of $0.2 million and $0.3 million for 2010 and 2009, respectively. Also including interest rate swap adjustments of $12.1 million and $17.8 million in 2010 and 2009, respectively	$311,849	$317,433

Credit Agreement:
U.S. Dollar-denominated borrowings, 0.75% in 2009, due 2011	—	133,400

Capital leases with terms expiring through 2015 and 2.0% to 4.7% in 2010 and 1.8% to 4.4% in 2009	6,020	6,364
Other	345	542

Total debt and capital leases	318,214	457,739

Less current maturities:
Long-term debt	(133)	(18,558)
Capital leases	(3,406)	(2,589)

Total current maturities	(3,539)	(21,147)

Long-term debt and capital leases, less current maturities	$314,675	$436,592

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
2010 Credit Agreement On June 25, 2010 we entered into a new five-year, multi-currency, revolving credit facility (2010 Credit Agreement) that extends to June 2015. This agreement replaces the prior credit facility that was scheduled to mature in March 2011. The 2010 Credit Agreement permits revolving credit loans of up to $500.0 million for working capital, capital expenditures and general corporate purposes. The 2010 Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2010 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us.
The 2010 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with these financial covenants as of June 30, 2010. We had no borrowings outstanding under the 2010 Credit Agreement as of June 30, 2010.
Borrowings under the 2010 Credit Agreement are guaranteed by our significant domestic subsidiaries.
Future principal maturities of long-term debt are $0.1 million, $311.9 million and $0.1 million, respectively, in 2011 through 2013.

Future minimum lease payments under capital leases for the next five years and thereafter in total are as follows:

(in thousands)

2011	$3,586
2012	1,284
2013	809
2014	199
2015	620
After 2015	—

Total future minimum lease payments	6,498
Less amount representing interest	(478)

Amount recognized as capital lease obligations	$6,020

Our collateralized debt at June 30, 2010 and 2009 was comprised of industrial revenue bond obligations of $0.2 million and $0.3 million, respectively, and the capitalized lease obligations of $6.0 million and $6.4 million, respectively. The underlying assets collateralize these obligations.
NOTE 11 — NOTES PAYABLE AND LINES OF CREDIT
Notes payable to banks of $19.5 million and $28.2 million at June 30, 2010 and 2009, respectively, represent short-term borrowings under credit lines with commercial banks. These credit lines, translated into U.S. dollars at June 30, 2010 exchange rates, totaled $175.7 million at June 30, 2010, of which $156.2 million was unused. The weighted average interest rate for notes payable and lines of credit was 3.1 percent and 3.3 percent at June 30, 2010 and 2009, respectively.
NOTE 12 — INCOME TAXES
Income from continuing operations before income taxes consisted of the following for the years ended June 30:

(in thousands)	2010	2009	2008

Income (loss) from continuing operations before income taxes:
United States	$3,925	$(135,133)	$9,137
International	72,677	22,637	220,263

Total income (loss) from continuing operations before income taxes	$76,602	$(112,496)	$229,400

Current income taxes:
Federal	$1,915	$(25,071)	$315
State	1,376	2,019	499
International	23,456	21,169	30,067

Total current income taxes	26,747	(1,883)	30,881
Deferred income taxes	230	(9,322)	31,873

Provision (benefit) for income taxes	$26,977	$(11,205)	$62,754

Effective tax rate	35.2%	10.0%	27.4%

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision (benefit) for income taxes was as follows for the years ended June 30:

(in thousands)	2010	2009	2008

Income taxes at U.S. statutory rate	$26,811	$(39,374)	$80,290
State income taxes, net of federal tax benefits	2,290	(131)	2,339
Combined tax effects of international income	(3,646)	4,868	(32,891)
Change in valuation allowance and other uncertain tax positions	2,024	(4,638)	1,057
Impact of goodwill impairment charges	—	29,296	12,250
Research and development credit	(460)	(1,501)	(984)
Other	(42)	275	693

Provision (benefit) for income taxes	$26,977	$(11,205)	$62,754

During 2010, we recorded restructuring charges related to our engineered products business for which there was no tax benefit. The effect of this is included in the income tax reconciliation table under the caption “combined tax effects of international income.”

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
The components of net deferred tax assets and liabilities were as follows at June 30:

(in thousands)	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$61,605	$68,777
Inventory valuation and reserves	29,302	23,567
Pension benefits	15,913	4,637
Other postretirement benefits	10,499	10,534
Accrued employee benefits	22,551	22,399
Other accrued liabilities	6,755	4,629
Hedging activities	9,785	16,036
Tax credits and other carryforwards	5,541	7,820
Other	7,953	1,965

Total	169,904	160,364
Valuation allowance	(47,987)	(48,206)

Total deferred tax assets	$121,917	$112,158

Deferred tax liabilities:
Tax depreciation in excess of book	$79,712	$79,306
Intangible assets	33,271	32,878

Total deferred tax liabilities	$112,983	$112,184

Total net deferred tax assets (liabilities)	$8,934	$(26)

Included in deferred tax assets at June 30, 2010 were unrealized tax benefits totaling $61.6 million related to net operating loss carryforwards for foreign and state income tax purposes. Of that amount, $4.0 million expire through June 2015, $1.6 million expire through 2020, $4.2 million expire through 2025, $6.0 million expire through 2030, and the remaining $45.8 million do not expire. The realization of these tax benefits is primarily dependent on future taxable income in these jurisdictions.
A valuation allowance of $48.0 million has been placed against deferred tax assets in Europe, China, Hong Kong, Mexico, Brazil and the U.S., which would be allocated to income tax expense upon realization of these tax benefits. In 2010, the valuation allowance related to these deferred tax assets decreased $0.2 million.

As the respective operations generate sufficient income, the valuation allowances will be partially or fully reversed at such time we believe it will be more likely than not that the deferred tax assets will be realized.
As of June 30, 2010, the unremitted earnings of our non-U.S. subsidiaries and affiliates that have not been previously taxed in the U.S. are permanently reinvested, and accordingly, no deferred tax liability has been recorded in connection therewith. It is not practical to estimate the income tax effect that might be incurred if earnings not previously taxed in the U.S. were remitted to the U.S.
We adopted the accounting guidance related to accounting for uncertainty in income taxes in 2008. A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest) is as follows as of June 30:

(in thousands)	2010	2009

Balance at beginning of year	$15,817	$24,207
Increases for tax positions of prior years	1,303	943
Decreases for tax positions of prior years	(184)	(216)
Increases for tax positions related to the current year	2,390	116
Decreases related to settlement with taxing authority	(1,190)	(7,724)
Foreign currency translation	(1,745)	(1,509)

Balance at end of year	$16,391	$15,817

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in 2010, 2009 and 2008 is $15.8 million, $15.2 million and $21.3 million, respectively. Our policy is to recognize interest and penalties related to income taxes as a component of the provision for income taxes in the consolidated statement of income. We recognized interest expense of $0.3 million, an interest reduction of $0.8 million, and interest expense of $1.4 million for 2010, 2009 and 2008, respectively. As of June 30, 2010 and 2009 the amount of interest accrued was $2.0 million and $1.6 million, respectively.
With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2002. The Internal Revenue Service has audited all U.S. tax years prior to 2009. Various state and foreign jurisdiction tax authorities are in the process of examining our income tax returns for various tax years ranging from 2002 to 2009. We continue to execute and expand our pan-European business model. As a result of this and other matters, we continuously review our uncertain tax positions and evaluate any potential issues that may lead to an increase or decrease in the total amount of unrecognized tax benefits recorded. We believe that it is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $9.0 million to $10.0 million within the next twelve months as a result of the progression of various state and foreign audits in process.
NOTE 13 — PENSION AND OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
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
Additionally, we maintain a Supplemental Executive Retirement Plan (SERP) and a 2006 Executive Retirement Plan (ERP) for various executives. The liability associated with these plans is also included in the pension disclosures below. On July 26, 2006, the SERP was amended and the ERP was established. Participants in the SERP who reached the age of 56 by December 31, 2006 were “grandfathered” under the SERP and continue to accrue benefits in accordance with the provisions of the SERP. These SERP “grandfathered” participants are not eligible to participate in the ERP. Participants in the SERP who did not reach the age of 56 by December 31, 2006 were eligible to either retain their accrued benefits under the SERP, frozen as of July 31, 2006, or participate in the ERP with respect to future as well as prior service. The SERP is closed to new participants. Eligible officers hired after July 31, 2006 may participate in the ERP, regardless of age. Neither the amendment to the SERP nor the establishment of the ERP had a material impact on our consolidated financial statements.
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
In 2010 and 2009, special termination benefits of $3.6 million and $2.7 million, respectively, were recognized in the U.S.-based defined benefit pension plan due to an amendment of the plan for supplemental retirement benefits.

In 2009, we recognized a curtailment gain for OPEB of $3.2 million resulting from a plant closure of which $1.9 million was recorded in cost of goods sold and $1.3 million was recognized in operating expense.
We use a June 30 measurement date for all of our plans.
Defined Benefit Pension Plans
The funded status of our pension plans and amounts recognized in the consolidated balance sheets as of June 30 were as follows:

(in thousands)	2010	2009

Change in benefit obligation:
Benefit obligation, beginning of year	$687,700	$666,559
Service cost	7,949	7,824
Interest cost	42,437	41,652
Participant contributions	33	194
Actuarial losses	78,606	30,765
Benefits and expenses paid	(41,848)	(36,638)
Foreign currency translation adjustment	(19,679)	(25,307)
Plan amendments	3,577	2,651
Plan curtailments	300	—

Benefit obligation, end of year	$759,075	$687,700

Change in plan assets:
Fair value of plan assets, beginning of year	$606,875	$595,744
Actual return on plan assets	90,623	59,652
Company contributions	6,970	6,741
Participant contributions	33	193
Benefits and expenses paid	(41,847)	(36,638)
Foreign currency translation adjustments	(6,138)	(18,817)

Fair value of plan assets, end of year	$656,516	$606,875

Funded status of plan	$(102,559)	$(80,825)

Amounts recognized in the balance sheet consist of:
Long-term prepaid benefit	$16,026	$40,196
Short-term accrued benefit obligation	(6,778)	(6,782)
Accrued pension benefits	(111,807)	(114,239)

Net amount recognized	$(102,559)	$(80,825)

The pre-tax amounts related to our defined benefit pension plans recognized in accumulated other comprehensive income were as follows at June 30:

(in thousands)	2010	2009

Unrecognized net actuarial losses	$125,971	$99,784
Unrecognized net prior service credits	(2,534)	(2,780)
Unrecognized transition obligations	1,120	1,365

Total	$124,557	$98,369

Prepaid pension benefits are included in other long-term assets. The assets of our U.S. and international defined benefit pension plans consist principally of capital stocks, corporate bonds and government securities.
To the best of our knowledge and belief, the asset portfolios of our defined benefit pension plans do not contain our capital stock. We do not issue insurance contracts to cover future annual benefits of defined benefit pension plan participants. Transactions between us and our defined benefit pension plans include the reimbursement of plan expenditures incurred by us on behalf of the plans. To the best of our knowledge and belief, the reimbursement of cost is permissible under current ERISA rules or local government law. The accumulated benefit obligation for all defined benefit pension plans was $743.0 million and $670.1 million as of June 30, 2010 and 2009, respectively.

Included in the above information are plans with accumulated benefit obligations exceeding the fair value of plan assets as of June 30 as follows:

(in thousands)	2010	2009

Projected benefit obligation	$189,042	$177,316
Accumulated benefit obligation	186,723	176,281
Fair value of plan assets	70,456	56,295

The components of net periodic pension cost include the following as of June 30:

(in thousands)	2010	2009	2008

Service cost	$7,949	$7,824	$10,024
Interest cost	42,437	41,652	39,900
Expected return on plan assets	(46,226)	(46,939)	(49,241)
Amortization of transition obligation	56	63	166
Amortization of prior service credit	(280)	(213)	(41)
Special termination benefit	3,577	2,651	—
Curtailment loss	300	—	2,078
Recognition of actuarial losses	4,447	1,900	2,255

Net periodic pension cost	$12,260	$6,938	$5,141

Net periodic pension cost increased $5.4 million to $12.3 million in 2010 from $6.9 million in 2009. This increase was primarily the result of discount rate changes and recognition of special termination charges.
Net periodic pension cost increased $1.8 million to $6.9 million in 2009 from $5.1 million in 2008. This increase was primarily the result of lower return on plan assets, demographic changes and recognition of special termination charges. Fiscal 2008 included a curtailment loss of $2.1 million.
As of June 30, 2010, the projected benefit payments, including future service accruals for these plans for 2011 through 2015, are $37.8 million, $37.9 million, $40.4 million, $41.9 million and $44.6 million, respectively and $251.8 million in 2016 through 2020.
The amounts of accumulated other comprehensive loss expected to be recognized in net periodic pension cost during 2011 related to net actuarial losses and transition obligations are $12.2 million and $0.1 million, respectively. The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost during 2011 related to prior service credit is $0.3 million.
We expect to contribute approximately $7.5 million to our pension plans in 2011.

Other Postretirement Benefit Plans
The funded status of our other postretirement benefit plans and the related amounts recognized in the consolidated balance sheets were as follows:

(in thousands)	2010	2009

Change in benefit obligation:
Benefit obligation, beginning of year	$20,598	$26,136
Service cost	99	294
Interest cost	1,265	1,631
Actuarial gain	1,260	(1,893)
Plan curtailments	—	(3,199)
Benefits paid	(3,312)	(2,371)

Benefit obligation, end of year	$19,910	$20,598

Funded status of plan	$(19,910)	$(20,598)

Amounts recognized in the balance sheet consist of:
Short-term accrued benefit obligation	$(2,016)	$(2,050)
Accrued postretirement benefits	(17,894)	(18,548)

Net amount recognized	$(19,910)	$(20,598)

The pre-tax amounts related to our OPEB plans which were recognized in accumulated other comprehensive income were as follows at June 30:

(in thousands)	2010	2009

Unrecognized net actuarial gains	$(3,529)	$(5,156)
Unrecognized net prior service cost	—	8

Total	$(3,529)	$(5,148)

The components of net periodic other postretirement costs (benefit) include the following for the years ended June 30:

(in thousands)	2010	2009	2008

Service cost	$99	$294	$533
Interest cost	1,266	1,631	1,734
Amortization of prior service cost	8	39	47
Recognition of actuarial gains	(368)	(107)	(525)
Curtailment gain	—	(3,169)	—

Net periodic other postretirement benefit cost	$1,005	$(1,312)	$1,789

As of June 30, 2010, the projected benefit payments, including future service accruals for our other postretirement benefit plans for 2011 through 2015, are $2.4 million, $2.4 million, $2.3 million, $2.2 million and $2.1 million, respectively and $8.7 million in 2016 through 2020.
The amounts of accumulated other comprehensive income expected to be recognized in net periodic other postretirement benefit cost during 2011 related to net actuarial gains are immaterial for prior service cost.
We expect to contribute approximately $2.1 million to our postretirement benefit plans in 2011.

Assumptions
The significant actuarial assumptions used to determine the present value of net benefit obligations for our defined benefit pension plans and other postretirement benefit plans were as follows:

	2010	2009	2008

Discount Rate:
U.S. plans	5.5%	6.5%	6.8%
International plans	5.0-5.5%	5.8-7.0%	6.3 -6.8%
Rates of future salary increases:
U.S. plans	3.0 -5.0%	3.0 -5.0%	3.0 -5.0%
International plans	3.5%	3.5%	3.5 -4.0%

The significant assumptions used to determine the net periodic costs (benefits) for our pension and other postretirement benefit plans were as follows:

	2010	2009	2008

Discount Rate:
U.S. plans	6.5%	6.8%	6.3%
International plans	5.8-7.0%	6.3 -6.8%	5.3 -5.8%
Rates of future salary increases:
U.S. plans	3.0 -5.0%	3.0 -5.0%	3.0 -5.0%
International plans	3.5%	3.5-4.0%	3.5 -4.5%
Rate of return on plans assets:
U.S. plans	8.0%	8.0%	8.3%
International plans	6.7%	7.1%	7.5%

The rates of return on plan assets are based on historical performance, as well as future expected returns by asset class considering macroeconomic conditions, current portfolio mix, long-term investment strategy and other available relevant information.
The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for our postretirement benefit plans was as follows:

	2010	2009	2008

Health care costs trend rate assumed for next year	8.6%	8.8%	8.7%
Rate to which the cost trend rate gradually declines	4.5%	4.5%	5.0%
Year that the rate reaches the rate at which it is assumed to remain	2029	2029	2014

Assumed health care cost trend rates have a significant effect on the cost components and obligation for the health care plans. A change of one percentage point in the assumed health care cost trend rates would have the following effects on the total service and interest cost components of our other postretirement cost and other postretirement benefit obligation at June 30, 2010:

(in thousands)	1% Increase	1% Decrease

Effect on total service and interest cost components	$75	$(66)
Effect on other postretirement obligation	849	(758)

Plan Assets
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
Investment management practices must comply with ERISA and all applicable regulations and rulings thereof. The use of derivative instruments is permitted where appropriate and necessary for achieving overall investment policy objectives. Currently, the use of derivative instruments is not significant when compared to the overall investment portfolio.

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
Our defined benefit pension plans’ asset allocations as of June 30, 2010 and 2009 and target allocations for 2011, by asset class, were as follows:

	2010	2009	Target %

Equity	31%	36%	30%
Fixed Income	66%	60%	70%
Other	3%	4%	0%

The following sections describe the valuation methodologies used by the trustee to measure the fair value of the defined benefit pension plan assets, including an indication of the level in the fair value hierarchy in which each type of asset is generally classified (see Note 6 for the definition of fair value and a description of the fair value hierarchy).
Corporate fixed income securities Investments in corporate fixed income securities consist of corporate debt and asset backed securities. These investments are classified as level two and are valued using independent observable market inputs such as the treasury curve, swap curve and yield curve.
Common / collective trusts Investments in common / collective trusts invest primarily in publicly traded securities and are classified as level two and valued based on observable market data.
Common stock Common stocks are classified as level one and are valued at their quoted market price.
Government securities Investments in government securities consist of fixed income securities such as U.S. government and agency obligations and foreign government bonds and asset and mortgage backed securities such as obligations issued by government sponsored organizations. These investments are classified as level two and are valued using independent observable market inputs such as the treasury curve, credit spreads and interest rates.
Other fixed income securities Investments in other fixed income securities are classified as level two and valued based on observable market data.
Other Other investments consist primarily of short term instruments including money market funds, certificates of deposit and state and local obligations. These investments are primarily classified as level two and are valued using independent observable market inputs.
The fair value methods described above may not be reflective of future fair values. Additionally, while the Company believes the valuation methods used by the plans’ trustee are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in different fair value measurement at the reporting date.

The following table presents the fair value of the benefit plan assets classified under the appropriate level of the fair value hierarchy as of June 30, 2010:

(in thousands)	Level 1	Level 2	Level 3	Total

Corporate fixed income securities	$—	$364,773	$—	$364,773
Common / collective trusts:
Value funds	—	74,532	—	74,532
Growth funds	—	42,985	—	42,985
Balanced funds	—	12,460	—	12,460
Common stock	75,714	—	—	75,714
Government securities:
U.S. Government securities	—	30,562	—	30,562
Foreign government securities	—	20,627	—	20,627
Other fixed income securities	—	17,114	—	17,114
Other	1,513	16,294	—	17,807

Total investments	$77,227	$579,347	$—	$656,574

NOTE 14 — COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

(in thousands)	2010	2009	2008

Net income (loss)	$48,202	$(118,631)	$170,755
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges, net of income tax (benefit) expense of ($0.6) million, ($1.9) million and $1.5 million, respectively	(936)	(3,006)	2,412
Reclassification of unrealized (gain) loss on expired derivatives designated and qualified as cash flow hedges, net of income tax expense (benefit) of $0.9 milion, ($3.3) million and $1.5 million, respectively	(1,482)	5,290	(2,452)
Unrecognized net pension and other postretirement benefit losses, net of income tax (benefit) expense of ($14.1) million, $0.6 million and ($11.0) million, respectively	(17,397)	(14,283)	(21,393)
Reclassification of net pension and other postretirement benefit losses, net of income tax benefit of $0.9 million, $0.5 million and $0.7 million, respectively	2,975	1,496	3,249
Foreign currency translation adjustments, net of income tax (benefit) expense of ($41.5) million, ($73.5) million and $60.9 million, respectively	(68,837)	(122,044)	99,950

Total comprehensive (loss) income, net of tax	(37,475)	(251,178)	252,521
Comprehensive income (loss) attributable to noncontrolling interests	606	(1,046)	4,311

Comprehensive (loss) income attributable to Kennametal shareowners	$(38,081)	$(250,132)	$248,210

The components of accumulated other comprehensive (loss) income consists of the following at June 30 (in thousands):

2010	Pre-tax	Tax	After-tax

Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges	$(2,998)	$1,139	$(1,859)
Unrecognized net actuarial losses	(122,442)	38,629	(83,813)
Unrecognized net prior service credit	2,534	(962)	1,572
Unrecognized transition obligation	(1,120)	(127)	(1,247)
Foreign currency translation adjustments	19,913	(7,347)	12,566

Total accumulated other comprehensive income	$(104,113)	$31,332	$(72,781)

2009	Pre-tax	Tax	After-tax

Unrealized gain on derivatives designated and qualified as cash flow hedges	$607	$(48)	$559
Unrecognized net actuarial losses	(93,977)	24,687	(69,290)
Unrecognized net prior service credit	3,029	(1,304)	1,725
Unrecognized transition obligation	(1,413)	(88)	(1,501)
Foreign currency translation adjustments	76,824	3,402	80,226

Total accumulated other comprehensive (loss) income	$(14,930)	$26,649	$11,719

NOTE 15 — RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
During 2010, we continued to implement restructuring plans to reduce costs and improve operating efficiencies. These actions relate to the rationalization of certain manufacturing and service facilities as well as other employment and cost reduction programs. Restructuring and related charges recorded in 2010 amounted to $48.9 million, including $44.3 million of restructuring charges of which $0.4 million were related to inventory disposals and recorded in cost of goods sold. Restructuring related charges of $3.5 million were recorded in cost of goods sold and $1.1 million in operating expense during 2010.
During 2009, restructuring and related charges amounted to $73.3 million, including $64.7 million of restructuring charges of which $2.1 million were related to inventory disposals and recorded in cost of goods sold. Restructuring related charges of $8.8 million were recorded in cost of goods sold and a net restructuring related benefit of $0.2 million was recorded in operating expense during 2009.
During 2008, restructuring and related charges amounted to $8.2 million, including $6.1 million of restructuring charges of which $1.2 million were related to inventory disposals and recorded in cost of goods sold. Restructuring related charges of $1.9 million were recorded in operating expense and $0.2 million in cost of goods sold during 2008.
The combined total pre-tax charges are expected to be approximately $160 million to $165 million, which is expected to be approximately 60% MSSG and 30% AMSG, with the remainder in Corporate. We expect the majority of these pre-tax charges to be severance charges. Total restructuring and related charges since inception of $128 million have been recorded through June 30, 2010: $79 million in MSSG, $37 million in AMSG and $12 million in Corporate. The remaining restructuring charges are expected to be completed within the next 6 to 9 months and are anticipated to be mostly cash expenditures.
The restructuring accrual is recorded in other current liabilities in our consolidated balance sheet and the amount attributable to each segment is as follows:

			Asset	Cash
(in thousands)	2009	Expense	Write-down	Expenditures	Translation	2010

MSSG
Severance	$19,988	$20,121	$—	$(29,735)	$(348)	$10,026
Facilities	518	1,041	(777)	(201)	(20)	561
Other	201	1,205	—	(1,061)	131	476

Total MSSG	20,707	22,367	(777)	(30,997)	(237)	11,063

AMSG
Severance	4,465	13,747	—	(5,686)	(1,110)	11,416
Facilities	158	78	(78)	—	—	158
Other	48	768	—	(697)	(24)	95

Total AMSG	4,671	14,593	(78)	(6,383)	(1,134)	11,669

Corporate
Severance	1,584	7,333	—	(4,369)	(26)	4,522

Total Corporate	1,584	7,333	—	(4,369)	(26)	4,522

Total	$26,962	$44,293	$(855)	$(41,749)	$(1,397)	$27,254

			Asset	Cash
(in thousands)	2008	Expense	Write-down	Expenditures	Translation	2009

MSSG
Severance	$3,070	$42,938	$—	$(26,613)	$593	$19,988
Facilities	—	1,738	(1,159)	(63)	2	518
Other	131	1,075	—	(1,035)	30	201

Total MSSG	3,201	45,751	(1,159)	(27,711)	625	20,707

AMSG
Severance	1,749	10,896	—	(8,252)	72	4,465
Facilities	—	3,310	(3,015)	(135)	(2)	158
Other	—	225	—	(165)	(12)	48

Total AMSG	1,749	14,431	(3,015)	(8,552)	58	4,671

Corporate
Severance	—	5,042	—	(3,501)	43	1,584
Other	—	139	—	(139)	—	—

Total Corporate	—	5,181	—	(3,640)	43	1,584

Total	$4,950	$65,363	$(4,174)	$(39,903)	$726	$26,962

Asset impairment See discussion of our 2009 and 2008 AMSG goodwill and indefinite-lived trademark impairment charges in Note 2 under the caption “Goodwill and Intangible Assets.”
NOTE 16 — FINANCIAL INSTRUMENTS
The methods used to estimate the fair value of our financial instruments are as follows:
Cash and Equivalents, Current Maturities of Long-Term Debt and Notes Payable to Banks The carrying amounts approximate their fair value because of the short maturity of the instruments.
Long-Term Debt Fixed rate debt had a fair market value of $325.5 million and $314.1 million at June 30, 2010 and 2009, respectively. The fair value is determined based on the quoted market price of this debt as of June 30.
Foreign Exchange Contracts The notional amount of outstanding foreign exchange contracts, translated at current exchange rates, was $9.4 million and $1.7 million at June 30, 2010 and 2009, respectively. We would have received $0.0 million and $0.2 million at June 30, 2010 and 2009, respectively, to settle these contracts representing the fair value of these agreements. The carrying value equaled the fair value for these contracts at June 30, 2010 and 2009. Fair value was estimated based on quoted market prices of comparable instruments.
Interest Rate Swap Contracts The cumulative notional amount of outstanding forward starting interest rate swap contracts was $75 million at June 30, 2010. We would have paid $2.3 million at June 30, 2010, to settle these contracts, representing the fair value of these contracts. The carrying value equaled the fair value for these contracts at June 30, 2010. Fair value was estimated based on quoted market prices of comparable instruments.
Our previous fixed to floating interest rate swap contracts were terminated in February 2009 at which time we received cash of $13.2 million.
Concentrations of Credit Risk Financial instruments that potentially subject us to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. By policy, we make temporary cash investments with high credit quality financial institutions and limit the amount of exposure to any one financial institution. With respect to trade receivables, concentrations of credit risk are significantly reduced, because we serve numerous customers in many industries and geographic areas.
We are exposed to counterparty credit risk for nonperformance of derivatives and, in the unlikely event of nonperformance, to market risk for changes in interest and currency rates, as well as settlement risk. We manage exposure to counterparty credit risk through credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. We do not anticipate nonperformance by any of the counterparties. As of June 30, 2010 and 2009, we had no significant concentrations of credit risk.

NOTE 17 — STOCK-BASED COMPENSATION
Options
The assumptions used in our Black-Scholes valuation related to grants made during 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Risk-free interest rate	2.3%	3.0%	4.4%
Expected life (years) (1)	4.5	4.5	4.5
Expected volatility (2)	44.0%	27.7%	23.6%
Expected dividend yield	1.8%	1.3%	1.4%

(1)	Expected life is derived from historical experience.

(2)	Expected volatility is based on the implied historical volatility of our stock.
Changes in our stock options for 2010 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average Exercise	Remaining	Intrinsic value
2010	Options	Price	Life (years)	(in thousands)

Options outstanding, June 30, 2009	3,389,355	$25.95
Granted	943,097	21.67
Exercised	(401,348)	18.17
Lapsed and forfeited	(349,029)	27.13

Options outstanding, June 30, 2010	3,582,075	$25.59	6.2	$8,316

Options vested and expected to vest, June 30, 2010	3,504,968	$25.61	6.1	$8,113

Options exercisable, June 30, 2010	2,028,350	$25.08	4.7	$5,104

During 2010, 2009 and 2008, compensation expense related to stock options was $4.3 million, $4.0 million and $3.5 million, respectively. As of June 30, 2010, the total unrecognized compensation cost related to options outstanding was $5.4 million and is expected to be recognized over a weighted average period of 2.5 years.
Weighted average fair value of options granted during 2010, 2009 and 2008 was $7.32, $7.15 and $9.37, respectively. Fair value of options vested during 2010, 2009 and 2008 was $4.1 million, $3.5 million and $3.6 million, respectively.
Tax benefits, relating to excess stock-based compensation deductions, are presented in the statement of cash flow as financing cash inflows. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $0.5 million, $0.9 million and $3.2 million in 2010, 2009 and 2008, respectively.
The amount of cash received from the exercise of capital stock options during 2010, 2009 and 2008 was $7.2 million, $2.2 million and $9.7 million, respectively. The related tax benefit was $1.2 million, $1.1 million, and $2.4 million for 2010, 2009 and 2008, respectively. The total intrinsic value of options exercised during 2010, 2009 and 2008 was $4.0 million, $3.0 million, and $8.3 million, respectively.
Restricted Stock Awards
Changes in our restricted stock awards for 2010 were as follows:

		Weighted
		Average Fair
2010	Shares	Value

Unvested restricted stock awards, June 30, 2009	419,761	$31.99
Vested	(179,971)	31.34
Forfeited	(41,089)	31.92

Unvested restricted stock awards, June 30, 2010	198,701	$32.71

During 2010, 2009 and 2008, compensation expense related to restricted stock awards was $2.7 million, $4.5 million and $4.6 million, respectively. As of June 30, 2010, the total unrecognized compensation cost related to unvested restricted stock awards was $2.8 million and is expected to be recognized over a weighted average period of 1.7 years.
Restricted Stock Units — Time Vesting
In fiscal year 2010, we began granting time vesting restricted stock units under the 2002 Plan in place of restricted stock awards that had been traditionally granted under the plan.
Changes in our time vesting restricted stock units for 2010 were as follows:

		Weighted
	Stock	Average Fair
	Units	Value

Unvested time vesting restricted stock units, June 30, 2009	—	$—
Granted	604,707	24.24
Vested	(233)	21.48
Forfeited	(57,761)	23.73

Unvested time vesting restricted stock units, June 30, 2010	546,713	$24.29

During 2010, compensation expense related to time vesting restricted stock units was $2.7 million. As of June 30, 2010, the total unrecognized compensation cost related to unvested time vesting restricted stock units was $8.5 million and is expected to be recognized over a weighted average period of 2.7 years.
Restricted Stock Units — STEP
On November 26, 2007, the Company adopted a one-time, long-term equity program, the Kennametal Inc. 2008 Strategic Transformational Equity Program, under the 2002 Plan (STEP). The STEP was designed to compensate participating executives for achievement of certain performance conditions during the period which began on October 1, 2007 and ends on September 30, 2011. Each participant was awarded a maximum number of restricted stock units, each representing a contingent right to receive one share of capital stock of the Company to the extent the unit is earned during the performance period and becomes payable under the STEP. The performance conditions are based on the Company’s total shareholder return (TSR), which governs 35 percent of the awarded restricted stock units, and cumulative adjusted earnings per share (EPS), which governs 65 percent of the awarded restricted stock units. As of June 30, 2010, participating executives had been granted awards equal to that number of restricted stock units having a value of $31.8 million. A further amount of $5.5 million remains available under the STEP for additional awards that could be made to other executives; however, the Company has decided that it will not make any further awards under the STEP. No new grants under the STEP were made in 2010. There are no voting rights or dividends associated with restricted stock units under the STEP.
Under the STEP, there are two interim measurement dates, September 30, 2009 and 2010, and a final measurement date, September 30, 2011, at which performance is assessed. Participants may earn up to a cumulative 35 percent of the maximum restricted stock units awarded if certain threshold levels of performance are achieved through the two interim measurement dates. The threshold level of performance for September 30, 2009 was not achieved and no restricted stock units were earned under the STEP. Generally, the payment of any restricted stock units under the STEP is also conditioned upon the participants being employed by the Company on the date of distribution and the satisfaction of all other provisions of the STEP. As of June 30, 2010, no restricted stock units have been earned or paid under the STEP.
There were no new EPS performance-based restricted stock units granted under the STEP in 2010. The assumptions used in our valuation of the EPS performance-based portion of the restricted stock units granted under the STEP during 2009 were as follows:

2009

Expected quarterly dividend per share	$0.12
Risk-free interest rate	2.3%

Changes in the EPS performance-based portion of STEP restricted stock units for 2010 were as follows:

		Weighted
	Stock	Average Fair
	Units	Value

Unvested EPS performance-based restricted stock units, June 30, 2009	568,800	$35.06
Forfeited	(66,429)	31.44

Unvested EPS performance-based restricted stock units, June 30, 2010	502,371	$35.54

As of June 30, 2010, we assumed that none of the EPS performance-based restricted stock units will vest.
There were no new TSR performance-based restricted stock units granted under the STEP in 2010. The assumptions used in our lattice model valuation for the TSR performance-based portion of the restricted stock units granted during 2009 were as follows:

2009

Expected volatility	34.1%
Expected dividend yield	2.0%
Risk-free interest rate	2.3%

Changes in the TSR performance-based STEP restricted stock units for 2010 were as follows:

		Weighted
	Stock	Average Fair
	Units	Value

Unvested TSR performance-based restricted stock units, June 30, 2009	306,270	$8.01
Forfeited	(35,769)	5.38

Unvested TSR performance-based restricted stock units, June 30, 2010	270,501	$8.35

During 2010, compensation expense related to STEP restricted stock units was $0.5 million. Based on a change in the probability of achieving the performance criteria related to the vesting of the EPS performance-based portion of these restricted stock units, in the prior year we reversed previously recognized compensation expense related to these units. The net credit recognized as compensation expense related to restricted stock units was $0.6 million for 2009. As of June 30, 2010, the total unrecognized compensation cost related to unvested STEP restricted stock units was $0.7 million and is expected to be recognized over a weighted average period of 1.3 years.
NOTE 18 — ENVIRONMENTAL MATTERS
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
Other Environmental Issues We establish and maintain reserves for other potential environmental issues. At June 30, 2010 and 2009, the total of accruals for these reserves was $5.2 million and $5.3 million, respectively. These totals represent anticipated costs associated with the remediation of these issues. We recorded additional reserves of $0.6 million during 2010. We recorded favorable foreign currency translation adjustments of $0.6 million and $0.7 million during 2010 and 2009, respectively. Cash payments of $0.1 million were made against these reserves during both 2010 and 2009, respectively. The reserves we have established for environmental liabilities represent our best current estimate of the costs of addressing all identified environmental situations, based on our review of currently available evidence, and take into consideration our prior experience in remediation and that of other companies, as well as public information released by the USEPA, other governmental agencies, and by the PRP groups in which we are participating. Although the reserves currently appear to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and we can give no assurance that our estimate of any environmental liability will not increase or decrease in the future. The reserved and unreserved liabilities for all environmental concerns could change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs and the involvement of and direction taken by the government on these matters.
We maintain a Corporate EHS Department, as well as an EHS Steering Committee, to monitor compliance with environmental regulations and to oversee remediation activities. In addition, we have designated EHS coordinators who are responsible for each of our global manufacturing facilities at each of our global manufacturing facilities. Our financial management team periodically meets with members of the Corporate EHS Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly basis, we review financial provisions and reserves for environmental contingencies and adjust these reserves when appropriate.

NOTE 19 — COMMITMENTS AND CONTINGENCIES
Legal Matters Various lawsuits arising during the normal course of business are pending against us. In our opinion, the ultimate liability, if any, resulting from these matters will have no significant effect on our consolidated financial positions or results of operations.
Lease Commitments We lease a wide variety of facilities and equipment under operating leases, primarily for warehouses, production and office facilities and equipment. Lease expense under these rentals amounted to $28.2 million, $30.9 million and $30.5 million in 2010, 2009 and 2008, respectively. Future minimum lease payments for non-cancelable operating leases are $18.0 million, $12.3 million, $7.7 million, $5.4 million and $4.1 million for the years 2011 through 2015 and $27.2 million thereafter.
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
Related Party Transactions Sales to affiliated companies were immaterial in 2010, 2009 and 2008. We do not have any other related party transactions that affect our operations, results of operations, cash flow or financial condition.
NOTE 20 — RIGHTS PLAN
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
NOTE 21 — TREASURY SHARE RESTORATION
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
NOTE 22 — SEGMENT DATA
During 2010, we operated in two global business units consisting of MSSG and AMSG, and Corporate. We do not allocate certain corporate shared service costs, certain employee benefit costs, certain employment costs, such as performance-based bonuses and stock-based compensation expense, interest expense, other expense, income taxes or noncontrolling interest to our operating segments. The presentation of segment information reflects the manner in which we organize segments for making operating decisions and assessing performance.
Intersegment sales are accounted for at arm’s-length prices, reflecting prevailing market conditions within the various geographic areas. Such sales and associated costs are eliminated in our consolidated financial statements.
Sales to a single customer did not aggregate 10 percent or more of total sales in 2010, 2009 or 2008. Export sales from U.S. operations to unaffiliated customers were $84.1 million, $116.6 million, and $113.6 million in 2010, 2009 and 2008, respectively.
METALWORKING SOLUTIONS & SERVICES GROUP In the MSSG segment, we provide consumable metalcutting tools and tooling systems to manufacturing companies in a wide range of industries throughout the world. Metalcutting operations include turning, boring, threading, grooving, milling and drilling. Our tooling systems consist of a steel toolholder and cutting tool such as an indexable insert and drills made from cemented tungsten carbides, ceramics, cermets or other hard materials. During a metalworking operation, the toolholder is positioned in a machine that provides turning power. While the workpiece or toolholder is rapidly rotating, the cutting tool insert or drill contacts the workpiece and cuts or shapes the workpiece. The cutting tool insert or drill is consumed during use and must be replaced periodically. We also provide custom solutions to our customers’ metalcutting needs through engineering services aimed at improving their competitiveness. Engineering services include field sales engineers identifying products that enhance productivity as well as the engineering of product designs to meet customer needs.

ADVANCED MATERIALS SOLUTIONS GROUP In the AMSG segment, the principal business lines include the production and sale of cemented tungsten carbide products used in mining, highway construction and engineered applications requiring wear and corrosion resistance, including compacts and other similar applications. These products have technical commonality to our metalworking products. Additionally, we manufacture and market engineered components with a proprietary metal cladding technology as well as other hard materials that likewise provide wear resistance and life extension of the target component. These products include radial bearings used for directional drilling for oil and gas, extruder barrels used by plastics manufacturers, turbine blades, burner tips and tubing used in power generation applications, food processors and numerous other engineered components to service a wide variety of industrial markets. We also sell metallurgical powders to manufacturers of cemented tungsten carbide products, intermetallic composite ceramic powders and parts used in the metalized film industry. Further, we provide application-specific component design services and on-site application support services. Finally, we provide our customers with engineered component process technology and materials that focus on component deburring, polishing and producing controlled radii.
Segment data is summarized as follows:

(in thousands)	2010	2009	2008

External sales:
MSSG	$1,098,845	$1,191,759	$1,674,516
AMSG	785,222	808,100	915,270

Total external sales	$1,884,067	$1,999,859	$2,589,786

Intersegment sales:
MSSG	$130,749	$139,509	$174,004
AMSG	17,834	17,805	39,131

Total intersegment sales	$148,583	$157,314	$213,135

Total sales:
MSSG	$1,229,594	$1,331,268	$1,848,520
AMSG	803,056	825,905	954,401

Total sales	$2,032,650	$2,157,173	$2,802,921

Operating income (loss):
MSSG	$70,191	$(19,180)	$255,391
AMSG	121,178	(39,539)	83,925
Corporate	(98,141)	(41,099)	(80,769)

Total operating income (loss)	$93,228	$(99,818)	$258,547

Interest expense	$25,203	$27,244	$31,586
Other income, net	(8,577)	(14,566)	(2,439)

Income (loss) from continuing operations before income taxes	$76,602	$(112,496)	$229,400

Depreciation and amortization
MSSG	$60,350	$63,496	$62,574
AMSG	28,297	25,022	23,762
Corporate	7,782	7,863	8,397

Total depreciation and amortization	$96,429	$96,381	$94,733

Equity income (loss):
MSSG	$—	$(3)	$196
AMSG	107	2	30

Total equity income (loss)	$107	$(1)	$226

Total assets:
MSSG	$1,216,062	$1,269,594	$1,586,731
AMSG	759,672	766,465	932,110
Corporate	292,089	310,915	265,508

Total assets	$2,267,823	$2,346,974	$2,784,349

Segment data (continued):

(in thousands)	2010	2009	2008

Capital expenditures:
MSSG	$26,180	$73,102	$131,171
AMSG	13,233	24,864	26,794
Corporate	17,266	6,876	5,524

Total capital expenditures	$56,679	$104,842	$163,489

Investments in affiliated companies:
MSSG	$274	$298	$408
AMSG	1,977	1,840	1,917

Total investments in affiliated companies	$2,251	$2,138	$2,325

Geographic information for sales, based on country of origin, and assets is as follows:

(in thousands)	2010	2009	2008

External sales:
United States	$839,168	$907,967	$1,092,102
Germany	313,929	360,560	531,376
Asia	311,616	266,676	321,310
United Kingdom	52,145	59,749	82,120
Canada	44,538	47,348	71,109
Other	322,671	357,559	491,769

Total external sales	$1,884,067	$1,999,859	$2,589,786

Total assets:
United States	$1,091,510	$1,153,109	$1,269,774
Germany	333,917	371,394	455,302
Asia	330,282	302,355	342,317
United Kingdom	35,964	41,233	66,391
Canada	29,025	28,055	43,319
Other	447,125	450,828	607,246

Total assets:	$2,267,823	$2,346,974	$2,784,349

NOTE 23 — SELECTED QUARTERLY FINANCIAL DATA (unaudited)

For the quarter ended (in thousands, except per share data)	September 30	December 31	March 31	June 30

2010
Sales	$409,395	$442,865	$493,165	$538,642
Gross profit	117,801	140,088	170,324	199,515
(Loss) income from continuing operations attributable to Kennametal [a]	(8,450)	6,023	9,685	40,584
Net (loss) income attributable to Kennametal [a]	(9,817)	5,967	9,685	40,584
Basic (loss) earnings per share attributable to Kennametal [b]
Continuing operations	(0.10)	0.07	0.12	0.50
Net (loss) income	(0.12)	0.07	0.12	0.50
Diluted (loss) earnings per share attributable to Kennametal [b]
Continuing operations	(0.10)	0.07	0.12	0.49
Net (loss) income	(0.12)	0.07	0.12	0.49

For the quarter ended (in thousands, except per share data)	September 30	December 31	March 31	June 30

2009
Sales	$643,374	$546,061	$424,387	$386,037
Gross profit	215,120	160,162	102,428	98,829
Income (loss) from continuing operations attributable to Kennametal [a]	35,012	15,687	(137,282)	(15,819)
Net income (loss) attributable to Kennametal [a]	35,467	15,659	(137,874)	(32,993)
Basic earnings (loss) per share attributable to Kennametal [b]
Continuing operations	0.47	0.22	(1.89)	(0.21)
Net income (loss)	0.48	0.22	(1.90)	(0.45)
Diluted earnings (loss) per share attributable to Kennametal [b]
Continuing operations	0.46	0.21	(1.89)	(0.21)
Net income (loss)	0.47	0.21	(1.90)	(0.45)

[a]	Income from continuing operations and net income attributable to Kennametal for the quarter ended June 30 and March 31, 2010, includes restructuring charges of $12.0 million and $20.7 million, respectively. Income (loss) from continuing operations and net income (loss) attributable to Kennametal for the quarter ended December 31 and September 30, 2009, includes restructuring charges of $3.3 million and $7.8 million, respectively. Loss from continuing operations and net loss attributable to Kennametal for the quarter ended June 30, 2009 includes restructuring charges of $16.2 million. Loss from continuing operations and net loss attributable to Kennametal for the quarter ended March 31, 2009 includes restructuring and asset impairment charges of $142.9 million. Income from continuing operations and net income attributable to Kennametal for the quarter ended December 31 and September 30, 2008, includes restructuring charges of $6.2 million and $8.4 million, respectively.

[b]	Earnings per share amounts attributable to Kennametal for each quarter are computed using the weighted average number of shares outstanding during the quarter. Earnings per share amounts attributable to Kennametal for the full year are computed using the weighted average number of shares outstanding during the year. Thus, the sum of the four quarters’ earnings per share attributable to Kennametal does not always equal the full-year earnings per share attributable to Kennametal.
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance at June 30, 2010 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)	Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included in Item 8 of this Form 10-K and incorporated here by reference.

(c)	Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of Kennametal’s internal control over financial reporting as of June 30, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this annual report on Form 10-K.

(d)	Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B — OTHER INFORMATION
None.
Part III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding the executive officers of Kennametal Inc. is as follows: Name, Age, Position, and Experience During the Past Five Years(1).
Carlos M. Cardoso, 52
Chairman of the Board, President and Chief Executive Officer
Chairman of the Board of Directors since January 2008; President and Chief Executive Officer since January 2006; Executive Vice President and Chief Operating Officer from January 2005 to December 2005.
Martha A. Bailey, 36
Vice President, Finance and Corporate Controller
Vice President, Finance and Corporate Controller since December 2009; Controller, Metalworking Americas from January 2009 to December 2009; Manager, Global Financial Reporting from June 2005 to July 2009; Manager, External Reporting from June 2004 to June 2005.
David W. Greenfield, 60(2)
Vice President and Assistant Secretary
Vice President and Assistant Secretary since November 2009; Vice President, Secretary and General Counsel from October 2001 to October 2009.
Steven R. Hanna, 56
Vice President and Chief Information Officer
Vice President and Chief Information Officer since October 2008. Formerly, Corporate Information Officer at General Motors Corporation (a manufacturer of automobiles) from May 1998 to September 2008.
John H. Jacko, Jr., 53
Vice President and Chief Marketing Officer
Vice President and Chief Marketing Officer since July 2008; Vice President Corporate Strategy and MSSG Global Marketing from March 2007 to July 2008. Formerly, Vice President, Chief Marketing Officer at Flowserve Corporation (a manufacturer / provider of flow management products and services) from November 2002 to February 2007.
Lawrence J. Lanza, 61
Vice President and Treasurer
Vice President since October 2006; Treasurer since July 2003.
Kevin G. Nowe, 58
Vice President, Secretary and General Counsel
Vice President, Secretary and General Counsel since November 2009; Assistant General Counsel and Assistant Secretary from November 1992 to October 2009.
Frank P. Simpkins, 47
Vice President and Chief Financial Officer
Vice President and Chief Financial Officer since December 2006; Vice President Finance and Corporate Controller from February 2006 to December 2006; Vice President of Global Finance of Kennametal Industrial Business from October 2005 to February 2006; Director of Finance, Metalworking Solutions & Services Group from February 2002 to February 2006.

John R. Tucker, 63
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
Kevin R. Walling, 45
Vice President and Chief Human Resources Officer
Vice President and Chief Human Resources Officer since November 2005; Vice President, Metalworking Solutions and Services Group from February 2005 to November 2005. Formerly, Vice President Human Resources, North America of Marconi Corporation (a communications company) from February 2001 to January 2005.
Philip H. Weihl, 54
Vice President, Integrated Supply Chain and Logistics
Vice President, Integrated Supply Chain and Logistics since July 2009; Vice President Kennametal Value Business System and Lean Enterprise from January 2005 to June 2009; Vice President, Global Manufacturing from September 2001 through January 2005.
Gary W. Weismann, 55
Vice President and President, Business Groups
Vice President and President, Business Groups since May 2010;Vice President and President, Advanced Materials Solutions Group from August 2007 to May 2010; Vice President, Energy, Mining and Construction Solutions Group from March 2006 to July 2007; Vice President and General Manager, Electronics Products Group from January 2004 to March 2006.

(1)	Each executive officer has been elected by the Board of Directors to serve until removed or until a successor is elected and qualified.
(2)	Mr. Greenfield retired from the Company in July 2010.
Incorporated herein by reference is the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 30, 2010 (2010 Proxy Statement).
Incorporated herein by reference is the information set forth under the caption “Ethics and Corporate Governance-Code of Business Ethics and Conduct” in the 2010 Proxy Statement.
The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are: Timothy R. McLevish (Chair); A. Peter Held; Lawrence W. Stranghoener; Steven H. Wunning; and Larry D. Yost. Incorporated herein by reference is the information set forth in the second and third sentences under the caption “Board of Directors and Board Committees—Committee Functions—Audit Committee” in the 2010 Proxy Statement.
ITEM 11 — EXECUTIVE COMPENSATION
Incorporated herein by reference is the information set forth under the captions “Executive Compensation” and “Executive Compensation Tables” and certain information regarding directors’ compensation under the caption “Board of Directors and Board Committees — Board of Directors Compensation and Benefits” and “Board of Directors and Board Committees — Committee Functions — Compensation Committee Interlocks and Insider Participation” in the 2010 Proxy Statement.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS
Incorporated herein by reference is: (i) the information set forth under the caption “Equity Compensation Plans” and the related tabular disclosure under the table entitled “Equity Compensation Plan Information;” (ii) the information set forth under the caption “Ownership of Capital Stock by Directors, Nominees and Executive Officers” with respect to the directors’ and officers’ shareholdings; and (iii) the information set forth under the caption “Principal Holders of Voting Securities” with respect to other beneficial owners, each in the 2010 Proxy Statement.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference is certain information set forth under the captions “Ethics and Corporate Governance — Corporate Governance,” “Executive Compensation” and “Executive Compensation Tables” in the 2010 Proxy Statement.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated herein by reference is the information with respect to pre-approval policies set forth under the caption “Independent Registered Public Accounting Firm — Ratification of the Selection of the Independent Registered Public Accounting Firm — Audit Committee Pre-Approval Policy” and the information with respect to principal accountant fees and services set forth under “Independent Registered Public Accounting Firm — Ratification of the Selection of the Independent Registered Public Accounting Firm — Fees and Services” in the 2010 Proxy Statement.
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

FINANCIAL STATEMENT SCHEDULE:	Page

Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended June 30, 2010, 2009 and 2008	65
3. Exhibits

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
(2.1)	Stock Purchase Agreement by and among JLK Direct Distribution, Inc., Kennametal Inc., MSC Industrial Direct Co., Inc. and MSC Acquisition Corp. VI dated as of March 15, 2006.	Exhibit 2.1 of the Form 8-K filed March 16, 2006 is incorporated herein by reference

(3)	Articles of Incorporation and Bylaws
(3.1)	Amended and Restated Articles of Incorporation as amended through October 30, 2006	Exhibit 3.1 of the December 31, 2006 Form 10-Q filed February 9, 2007 is incorporated herein by reference.
(3.2)	Bylaws of Kennametal Inc. as amended through May 8, 2007	Exhibit 3.1 of March 31, 2007 Form 10-Q filed May 9, 2007 is incorporated herein by reference.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures
(4.1)	Rights Agreement effective as of November 2, 2000	Exhibit 1 of the Form 8-A dated October 10, 2000 is incorporated herein by reference.
(4.2)	First Amendment to Rights Agreement, made and entered into as of October 6, 2004, by and between the Registrant and Mellon Investor Services LLC (now BNY Mellon Shareowner Services)	Exhibit 4.1 of the Form 8-K filed October 6, 2004 is incorporated herein by reference.
(4.3)	Indenture, dated as of June 19, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee	Exhibit 4.1 of the Form 8-K filed June 20, 2002 is incorporated herein by reference.
(4.4)	First Supplemental Indenture, dated as of June 19, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee	Exhibit 4.2 of the Form 8-K filed June 20, 2002 is incorporated herein by reference.

(10)	Material Contracts
(10.1)*	Kennametal Inc. Management Performance Bonus Plan	Appendix A to the 2005 Proxy Statement filed September 26, 2005 is incorporated herein by reference.
(10.2)*	Deferred Fee Plan for Outside Directors, as amended and restated effective December 30, 2008	Exhibit 10.1 of the December 31, 2008 Form 10-Q filed February 4, 2009 is incorporated herein by reference.
(10.3)*	Executive Deferred Compensation Trust Agreement	Exhibit 10.5 of the June 30, 1988 Form 10-K (SEC file no. reference 1-5318; docket entry date—September 23, 1988) is incorporated herein by reference.
(10.4)*	Directors Stock Incentive Plan, as amended and restated effective December 30, 2008	Exhibit 10.2 of the December 31, 2008 Form 10-Q filed February 4, 2009 is incorporated herein by reference.
(10.5)*	Performance Bonus Stock Plan of 1995, as amended and restated effective December 30, 2008	Exhibit 10.3 of the December 31, 2008 Form 10-Q filed February 4, 2009 is incorporated herein by reference.
(10.6)*	Stock Option and Incentive Plan of 1996	Exhibit 10.14 of the September 30, 1996 Form 10-Q filed November 13, 1996 is incorporated herein by reference.
(10.7)*	Kennametal Inc. 1999 Stock Plan	Exhibit 10.5 of the Form 8-K filed June 11, 1999 is incorporated herein by reference.
(10.8)*	Kennametal Inc. Stock Option and Incentive Plan of 1999	Exhibit A of the 1999 Proxy Statement filed September 20, 1999 is incorporated herein by reference.
(10.9)*	Kennametal Inc. Stock and Incentive Plan of 2002 (as amended on October 21, 2008)	Appendix A to the 2008 Proxy Statement filed September 8, 2008 is incorporated herein by reference.
(10.10)*	Forms of Award Agreements under the Kennametal Inc. Stock and Incentive Plan of 2002	Exhibit 10.18 of the June 30, 2004 Form 10-K filed September 10, 2004 is incorporated herein by reference.
(10.11)*	Kennametal Inc. Restricted Unit Award	Exhibit 10.1 of the September 30, 2009 Form 10-Q filed November 5, 2009 is incorporated herein by reference.
(10.12)*	Kennametal Inc. 2008 Strategic Transformational Equity Program	Exhibit 10.2 of the December 31, 2007 Form 10-Q filed February 7, 2008 is incorporated herein by reference.
(10.13)*	Form of Award Agreement under the Kennametal Inc. 2008 Strategic Transformational Equity Program	Exhibit 10.3 of the December 31, 2007 Form 10-Q filed February 7, 2008 is incorporated herein by reference.
(10.14)*	Form of Employment Agreement with Carlos M. Cardoso	Exhibit 10.9 of the June 30, 2000 Form 10-K filed September 22, 2000 is incorporated herein by reference.
(10.15)*	Letter Agreement amending Employment Agreement with Carlos M. Cardoso	Exhibit 10.2 of the Form 8-K filed December 9, 2005 is incorporated herein by reference.
(10.16)*	Amendment No. 3 to Employment Agreement with Carlos M. Cardoso	Exhibit 10.5 of the December 31, 2008 Form 10-Q filed February 4, 2009 is incorporated herein by reference.
(10.17)*	Form of Amended and Restated Employment Agreement with Named Executive Officers (other than Mr. Cardoso)	Exhibit 10.1 of the December 31, 2006 Form 10-Q filed February 9, 2007 is incorporated herein by reference.
(10.18)*	Form of Amendment to Amended and Restated Employment Agreement with Named Executive Officers (other than Mr. Cardoso)	Exhibit 10.6 of the December 31, 2008 Form 10-Q filed February 4, 2009 is incorporated herein by reference.
(10.19)*	Schedule of Named Executive Officers who have entered into the Form of Amended and Restated Employment Agreement and Form of Amendment as set forth in Exhibits 10.17 and 10.18	Filed herewith.
(10.20)*	Form of Indemnification Agreement for Named Executive Officers	Exhibit 10.2 of the Form 8-K filed March 22, 2005 is incorporated herein by reference.
(10.21)*	Schedule of Named Executive Officers who have entered into the Form of Indemnification Agreement as set forth in Exhibit 10.20	Filed herewith.
(10.22)*	Kennametal Inc. Executive Retirement Plan (for Designated Others) (as amended effective December 30, 2008)	Exhibit 10.8 of the December 31, 2008 Form 10-Q filed February 4, 2009 is incorporated herein by reference.

(10.23)*	Kennametal Inc. Supplemental Executive Retirement Plan (as amended effective December 30, 2008)	Exhibit 10.9 of the December 31, 2008 Form 10-Q filed February 4, 2009 is incorporated herein by reference.
(10.24)*	Description of Compensation Payable to Non-Employee Directors	Exhibit 10.23 from the June 30, 2008 Form 10-K filed August 14, 2008 is incorporated herein by reference.
(10.25)	Third Amended and Restated Credit Agreement dated as of June 25, 2010 among Kennametal Inc., Kennametal Europe GmbH, Bank of America, N.A., London Branch (as Euro Swingline Lender), PNC Bank, National Association and JPMorgan Chase Bank, N.A. (as Co-Syndication Agents), Citizens Bank of Pennsylvania and Bank of Tokyo-Mitsubishi UFJ Trust Company (as Co-Documentation Agents), Bank of America, N.A. (as the Administrative Agent), and the following lenders:	Exhibit 10.1 of Form 8-K filed June 30, 2010 is incorporated herein by reference.
Bank of America, N.A., PNC Bank, National Association, JPMorgan Chase Bank, N.A., Bank of Tokyo-Mitsubishi UFJ Trust Company, Citizens Bank of Pennsylvania, Mizuho Corporate Bank, Ltd., Comerica Bank, Commerzbank AG New York and Grand Cayman Branches, HSBC Bank USA, National Association, Intesa Sanpaolo S.p.A New York Branch, U.S. Bank National Association, First Commonwealth Bank and TriState Capital Bank
(10.26)	Form of Third Amended and Restated Guarantee (in connection with the Third Amended and Restated Credit Agreement set forth in Exhibit 10.24)	Filed herewith.

(21)	Subsidiaries of the Registrant	Filed herewith.

(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith.

(31)	Certifications
(31.1)	Certification executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.
(31.2)	Certification executed by Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc., and Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.
Date: August 12, 2010	By:	/s/ Martha A. Bailey
Martha A. Bailey
Vice President Finance and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CARLOS M. CARDOSO	Chairman, President and Chief Executive Officer	August 12, 2010
Carlos M. Cardoso

/s/ FRANK P. SIMPKINS	Vice President and Chief Financial Officer	August 12, 2010

Frank P. Simpkins

/s/ MARTHA A. BAILEY	Vice President Finance and Corporate Controller	August 12, 2010

Martha A. Bailey

/s/ RONALD M. DEFEO	Director	August 12, 2010

Ronald M. DeFeo

/s/ PHILIP A. DUR	Director	August 12, 2010

Philip A. Dur

/s/ A. PETER HELD	Director	August 12, 2010

A. Peter Held

/s/ TIMOTHY R. MCLEVISH	Director	August 12, 2010

Timothy R. McLevish

/s/ WILLIAM R. NEWLIN	Director	August 12, 2010

William R. Newlin

/s/ LAWRENCE W. STRANGHOENER	Director	August 12, 2010

Lawrence W. Stranghoener

/s/ STEVEN H. WUNNING	Director	August 12, 2010

Steven H. Wunning

/s/ LARRY D. YOST	Director	August 12, 2010

Larry D. Yost

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

			Charged to
	Balance at	Charged to	Other				Deductions
(In thousands)	Beginning	Costs and	Comprehensive		Other		from		Balance at
For the year ended June 30	of Year	Expenses	Income	Recoveries	Adjustments		Reserves		End of Year

2010
Allowance for doubtful accounts	$25,228	$4,163	$—	$1,181	$(1,055)[a]		$4,728	[b]	$24,789
Reserve for obsolete inventory	61,123	19,580	—	—	2,854	[a]	15,287	[c]	68,270
Deferred tax asset valuation allowance	48,206	5,035	(1,715)	—	(3,539)[a]		—		47,987

2009
Allowance for doubtful accounts	$18,473	$9,597	$—	$856	$1,566	[a]	$5,264	[b]	$25,228
Reserve for obsolete inventory	61,470	22,730	—	—	(14,164)[a]		8,913	[c]	61,123
Deferred tax asset valuation allowance	46,650	2,490	4,572	—	(5,506)[a]		—		48,206

2008
Allowance for doubtful accounts	$17,031	$2,111	$—	$499	$4,502	[a]	$5,670	[b]	$18,473
Reserve for obsolete inventory	59,706	9,391	—	—	5,065	[a]	12,692	[c]	61,470
Deferred tax asset valuation allowance	45,150	155	1,193	(2,447)	2,599	[a]	—		46,650

[a]	Represents foreign currency translation adjustment and reserves divested or acquired through business combinations.

[b]	Represents uncollected accounts charged against the allowance.

[c]	Represents scrapped inventory and other charges against the reserve.