Form 10-Q
period 2010-09-30
KENNAMETAL INC
filed 2010-11-05
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at October 31, 2010

Capital Stock, par value $1.25 per share	82,093,973

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

Item No.		Page No.

	PART I - FINANCIAL INFORMATION

1.	Financial Statements.

	Condensed Consolidated Statements of Income (Unaudited) Three months ended September 30, 2010 and 2009	4

	Condensed Consolidated Balance Sheets (Unaudited) September 30, 2010 and June 30, 2010	5

	Condensed Consolidated Statements of Cash Flow (Unaudited) Three months ended September 30, 2010 and 2009	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

3.	Quantitative and Qualitative Disclosures About Market Risk	25

4.	Controls and Procedures	25

	PART II - OTHER INFORMATION

2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

6.	Exhibits	27

Signatures		28
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

FORWARD-LOOKING INFORMATION
This Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not relate strictly to historical or current facts. You can identify forward-looking statements by the fact they use words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression in connection with any discussion of future operating or financial performance or events. Forward-looking statements in this Form 10-Q may concern, among other things, Kennametal’s expectations regarding our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position, and product development, all of which are based on current estimates that involve inherent risks and uncertainties. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: prolonged economic recession; restructuring and related actions (including associated costs and anticipated benefits); availability and cost of the raw materials we use to manufacture our products; our foreign operations and international markets, such as currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; our ability to protect and defend our intellectual property; competition; our ability to retain our management and employees; demands on management resources; successful completion of information systems upgrades, including our enterprise system software; potential claims relating to our products; integrating acquisitions and achieving the expected savings and synergies; business divestitures; global or regional catastrophic events; energy costs; commodity prices; labor relations; demand for and market acceptance of new and existing products; implementation of environmental remediation matters; and implementation of a new segment structure. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. These and other risks are more fully described in the “Risk Factors” Section of our Annual Report on Form 10-K and in our other periodic filings with the Securities and Exchange Commission. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I – FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	September 30,
(in thousands, except per share amounts)	2010	2009

Sales	$529,158	$409,395
Cost of goods sold	340,418	291,594

Gross profit	188,740	117,801

Operating expense	125,020	116,162
Restructuring charges (Note 7)	3,260	7,830
Amortization of intangibles	2,948	3,340

Operating income (loss)	57,512	(9,531)

Interest expense	5,963	6,371
Other expense (income), net	1,911	(2,952)

Income (loss) from continuing operations before income taxes	49,638	(12,950)

Provision (benefit) for income taxes	13,682	(5,129)

Income (loss) from continuing operations	35,956	(7,821)
Loss from discontinued operations (Note 8)	-	(1,367)

Net income (loss)	35,956	(9,188)
Less: Net income attributable to noncontrolling interests	1,035	629

Net income (loss) attributable to Kennametal	$34,921	$(9,817)

Amounts Attributable to Kennametal Shareowners:
Income (loss) from continuing operations	$34,921	$(8,450)
Loss from discontinued operations	-	(1,367)

Net income (loss) attributable to Kennametal	$34,921	$(9,817)

PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL
Basic earnings (loss) per share:
Continuing operations	$0.43	$(0.10)
Discontinued operations	-	(0.02)

	$0.43	$(0.12)

Diluted earnings (loss) per share:
Continuing operations	$0.42	$(0.10)
Discontinued operations	-	(0.02)

	$0.42	$(0.12)

Dividends per share	$0.12	$0.12

Basic weighted average shares outstanding	82,105	79,772

Diluted weighted average shares outstanding	82,689	79,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	June 30,
(in thousands, except per share data)	2010	2010

ASSETS
Current assets:
Cash and cash equivalents	$124,249	$118,129
Accounts receivable, less allowance for doubtful accounts of $26,625 and $24,789	342,830	326,699
Inventories (Note 11)	418,048	364,268
Deferred income taxes	64,392	62,083
Other current assets	48,827	44,752

Total current assets	998,346	915,931

Property, plant and equipment:
Land and buildings	357,875	341,748
Machinery and equipment	1,337,381	1,281,872
Less accumulated depreciation	(1,017,876)	(959,085)

Property, plant and equipment, net	677,380	664,535

Other assets:
Investments in affiliated companies	1,823	2,251
Goodwill (Note 18)	502,744	489,443
Other Intangible assets, less accumulated amortization of $68,612 and $63,343 (Note 18)	157,531	155,306
Deferred income taxes	12,459	11,827
Other	30,448	28,530

Total other assets	705,005	687,357

Total assets	$2,380,731	$2,267,823

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases (Note 12)	$1,305	$3,539
Notes payable to banks	3,759	19,454
Accounts payable	129,865	125,360
Accrued income taxes	25,990	17,857
Accrued expenses	81,336	73,989
Other current liabilities (Note 7)	147,143	152,806

Total current liabilities	389,398	393,005
Long-term debt and capital leases, less current maturities (Note 12)	313,755	314,675
Deferred income taxes	59,846	63,266
Accrued pension and postretirement benefits	140,831	129,701
Accrued income taxes	5,648	5,193
Other liabilities	33,637	28,540

Total liabilities	943,115	934,380

Commitments and contingencies

EQUITY (Note 16)
Kennametal shareowners’ equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	-	-
Capital stock, $1.25 par value; 120,000 shares authorized; 81,981 and 81,903 shares issued	102,476	102,379
Additional paid-in capital	500,159	492,454
Retained earnings	818,405	793,448
Accumulated other comprehensive loss	(3,911)	(72,781)

Total Kennametal shareowners’ equity	1,417,129	1,315,500
Noncontrolling interests	20,487	17,943

Total equity	1,437,616	1,333,443

Total liabilities and equity	$2,380,731	$2,267,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

Three months ended September 30 (in thousands)	2010	2009(1)

OPERATING ACTIVITIES
Net income (loss)	$35,956	$(9,188)
Adjustments for non-cash items:
Depreciation	19,825	20,150
Amortization	2,948	3,340
Stock-based compensation expense	7,305	5,392
Restructuring charges	-	49
Deferred income tax provision	(10)	(1,410)
Other	2,694	1,295
Changes in certain assets and liabilities, excluding effects of acquisitions and divestitures:
Accounts receivable	787	2,228
Inventories	(34,045)	16,817
Accounts payable and accrued liabilities	(9,579)	(6,772)
Accrued income taxes	6,318	(5,281)
Other	(5,771)	(9,330)

Net cash flow provided by operating activities	26,428	17,290

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(10,062)	(8,915)
Disposals of property, plant and equipment	90	987
Proceeds from divestitures (Note 8)	-	27,000
Other	1,251	386

Net cash flow (used for) provided by investing activities	(8,721)	19,458

FINANCING ACTIVITIES
Net decrease in notes payable	(15,729)	(11,490)
Net increase in short-term revolving and other lines of credit	-	4,500
Term debt borrowings	155,028	85,101
Term debt repayments	(156,475)	(195,319)
Purchase of capital stock	(73)	(72)
Net proceeds from equity offering	-	120,696
Dividend reinvestment and the effect of employee benefit and stock plans	1,574	1,694
Cash dividends paid to shareowners	(9,964)	(9,781)
Other	(669)	(1,874)

Net cash flow used for financing activities	(26,308)	(6,545)

Effect of exchange rate changes on cash and cash equivalents	14,721	5,073

CASH AND CASH EQUIVALENTS
Net increase in cash and cash equivalents	6,120	35,276
Cash and cash equivalents, beginning of period	118,129	69,823

Cash and cash equivalents, end of period	$124,249	$105,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)	Amounts presented include cash flows from discontinued operations.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION
Kennametal Inc. was incorporated in Pennsylvania in 1943. Kennametal Inc. and its subsidiaries (collectively, Kennametal or the Company) are a leading global manufacturer and supplier of tooling, engineered components and advanced materials consumed in production processes. We believe that our reputation for manufacturing excellence, as well as our technological expertise and innovation in our principle products, has helped us to achieve a leading market presence in our primary markets. End users of our products include metalworking manufacturers and suppliers across a diverse array of industries including the aerospace, defense, transportation, machine tool, light machinery and heavy machinery industries, as well as manufacturers, producers and suppliers in a number of other industries including coal mining, highway construction, quarrying and oil and gas exploration and production industries. Our end users’ products include items ranging from airframes to coal, engines to oil wells and turbochargers to construction. We operate two global business units consisting of Industrial and Infrastructure.
2.	BASIS OF PRESENTATION
The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with our 2010 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2010 was derived from the audited balance sheet included in our 2010 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal, recurring adjustments. The results for the three months ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2011 is to the fiscal year ending June 30, 2011. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its consolidated subsidiaries.
3.	NEW ACCOUNTING STANDARDS

Adopted

As of July 1, 2010, Kennametal adopted new guidance on consolidations for enterprises involved with variable interest entities. The guidance modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights should be consolidated and clarifies that the determination of whether a company is required to consolidate a variable interest entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

As of July 1, 2010, Kennametal adopted new guidance on accounting for transfers of financial assets. This guidance requires additional disclosure regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

As of July 1, 2010, Kennametal adopted new guidance on revenue recognition for multiple-deliverable revenue arrangements. The guidance allows companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and may result in earlier revenue recognition. In addition, the residual method of allocating arrangement consideration is no longer permitted. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

Three months ended September 30 (in thousands)	2010	2009

Cash paid during the period for:
Interest	$1,293	$2,018
Income taxes	7,432	3,423

Supplemental disclosure of non-cash information:
Contribution of stock to employees’ defined contribution benefit plans	948	1,482

5.	FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy consists of three levels to prioritize the inputs used in valuations, as defined below:

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

Level 3: Inputs that are unobservable.

As of September 30, 2010, the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Derivatives (1)	-	1,677	-	1,677

Total assets at fair value	$-	$1,677	$-	$1,677

Liabilities:
Derivatives (1)	-	8,107	-	8,107

Total liabilities at fair value	$-	$8,107	$-	$8,107

As of June 30, 2010, the fair value of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Derivatives (1)	-	43	-	43

Total assets at fair value	$-	$43	$-	$43

Liabilities:
Derivatives (1)	-	3,453	-	3,453

Total liabilities at fair value	$-	$3,453	$-	$3,453

(1)	Foreign currency derivative and interest rate swap contracts are valued based on observable market spot and forward rates and are classified within Level 2 of the fair value hierarchy.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The fair value of derivatives designated in the condensed consolidated balance sheet are as follows:

	September 30,	June 30,
(in thousands)	2010	2010

Derivatives designated as hedging instruments
Other current assets - range forward contracts	$9	$34
Other current liabilities - range forward contracts	(642)	(2)
Other liabilities - forward starting interest rate swap contracts	(7,332)	(2,348)

Total derivatives designated as hedging instruments	(7,965)	(2,316)

Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	1,668	9
Other current liabilities - currency forward contracts	(133)	(1,103)

Total derivatives not designated as hedging instruments	1,535	(1,094)

Total derivatives	$(6,430)	$(3,410)

Certain currency forward contracts hedging significant cross-border intercompany loans are considered as other derivatives and therefore do not qualify for hedge accounting. These contracts are recorded at fair value in the balance sheet, with the offset to other income, net. Losses (gains) related to derivatives not designated as hedging instruments have been recognized as follows:

Three months ended September 30 (in thousands)	2010	2009

Other expense (income), net - currency forward contracts	$(2,647)	$(2,745)

FAIR VALUE HEDGES

Fixed-to-floating interest rate swap contracts, designated as fair value hedges, are entered into from time to time to hedge our exposure to fair value fluctuations on a portion of our fixed rate debt. These interest rate swap contracts convert a portion of our fixed rate debt to floating rate debt. These contracts require periodic settlement and the difference between amounts to be received and paid under the interest rate swap contracts is recognized in interest expense. We had no such contracts outstanding at September 30, 2010 and June 30, 2010, respectively.

In February 2009, we terminated interest rate swap contracts to convert $200.0 million of our fixed rate debt to floating rate debt. These contracts were originally set to mature in June 2012. Upon termination, we received a cash payment of $13.2 million. This gain is being amortized as a component of interest expense over the remaining term of the related debt using the effective interest rate method. During the three months ended September 30, 2010 and 2009, $1.5 million and $1.4 million, respectively, were recognized as reductions in interest expense.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CASH FLOW HEDGES

Currency forward contracts and range forward contracts (a transaction where both a put option is purchased and a call option is sold), designated as cash flow hedges, hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive loss, net of tax, and are recognized as a component of other expense (income), net when the underlying sale of products or services are recognized into earnings. The notional amount of the contracts translated into U.S. dollars at September 30, 2010 and 2009, was $48.5 million and $14.0 million, respectively. The time value component of the fair value of range forwards is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at September 30, 2010, we expect to recognize a loss of $0.5 million in the next 12 months on outstanding derivatives.

We enter into floating-to-fixed interest rate swap contracts, designated as cash flow hedges, from time to time to hedge our exposure to interest rate changes on a portion of our floating rate debt. These interest rate swap contracts convert a portion of our floating rate debt to fixed rate debt. We record the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to accumulated other comprehensive loss, net of tax. At September 30, 2010 we had forward starting interest rate swap contracts outstanding for forecasted transactions that effectively converted a cumulative notional amount of $125 million from floating to fixed interest rates. As of September 30, 2010 we recorded a liability of $7.3 million on these contracts which was recorded as an offset in other comprehensive loss, net of tax. Over the next 12 months assuming the market rates remain constant with the rates at September 30, 2010, we do not expect to recognize into earnings any significant gains or losses on outstanding derivatives. We had no such contracts outstanding at September 30, 2009.

Gains (losses) related to cash flow hedges have been recognized as follows:

Three months ended September 30 (in thousands)	2010	2009

Losses recognized in other comprehensive loss - range forward contracts	$(494)	$(37)

Gains (losses) reclassified from accumulated other comprehensive loss into other (income) expense, net - range forward contracts	$(25)	$1,408

No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the three months ended September 30, 2010 and 2009, respectively.
7.	RESTRUCTURING CHARGES

We continued to implement restructuring plans to reduce costs and improve operating efficiencies. These actions taken in the September quarter related primarily to the rationalization of certain manufacturing facilities. Restructuring and related charges recorded in the three months ended September 30, 2010 amounted to $4.3 million, including $3.3 million of restructuring charges. Restructuring-related charges of $1.0 million were recorded in cost of goods sold during the three months ended September 30, 2010.

Restructuring and related charges recorded in the three months ended September 30, 2009 amounted to $8.5 million, including $7.8 million of restructuring charges. Restructuring-related charges of $0.5 million and $0.3 million were recorded in cost of goods sold and operating expense, respectively, during the three months ended September 30, 2009.

The combined total pre-tax charges are expected to be approximately $160 million to $165 million, which is expected to be approximately 70% Industrial and 30% Infrastructure. We expect the majority of these pre-tax charges to be severance charges. Total restructuring and related charges since inception of $133 million have been recorded through September 30, 2010: $94 million in Industrial and $39 million in Infrastructure. The remaining restructuring charges are expected to be completed within the next 6 to 9 months and are anticipated to be mostly cash expenditures.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The restructuring accrual is recorded in other current liabilities in our condensed consolidated balance sheet and the amount attributable to each segment is as follows:

			Asset	Cash
(in thousands)	June 30, 2010	Expense	Write-down	Expenditures	Translation	September 30, 2010

Industrial
Severance	$18,327	$1,734	$-	$(4,544)	$1,483	$17,000
Facilities	508	-	-	(390)	-	118
Other	403	568	-	(541)	50	480

Total Industrial	19,238	2,302	-	(5,475)	1,533	17,598

Infrastructure
Severance	7,637	722	-	(1,893)	618	7,084
Facilities	211	-	-	(162)	-	49
Other	168	236	-	(225)	21	200

Total Infrastructure	8,016	958	-	(2,280)	639	7,333

Total	$27,254	$3,260	$-	$(7,755)	$2,172	$24,931

			Asset	Cash
(in thousands)	June 30, 2009	Expense	Write-down	Expenditures	Translation	June 30, 2010

Industrial
Severance	$18,378	$29,082	$-	$(28,086)	$(1,047)	$18,327
Facilities	477	790	(604)	(142)	(13)	508
Other	176	1,393	-	(1,241)	75	403

Total Industrial	19,031	31,265	(604)	(29,469)	(985)	19,238

Infrastructure
Severance	7,659	12,119	-	(11,704)	(437)	7,637
Facilities	199	329	(251)	(59)	(7)	211
Other	73	580	-	(517)	32	168

Total Infrastructure	7,931	13,028	(251)	(12,280)	(412)	8,016

Total	$26,962	$44,293	$(855)	$(41,749)	$(1,397)	$27,254

See Note 19 for further discussion regarding the Company’s new segments.
8.	DISCONTINUED OPERATIONS

On June 30, 2009, we completed the sale of our high speed steel drills and related product lines as we continued to focus on shaping our business portfolio and rationalizing our manufacturing footprint. This divestiture was accounted for as discontinued operations. Cash proceeds received from this divestiture amounted to $28.5 million. We did not incur any pre-tax charges related to this divestiture during the three months ended September 30, 2010. We incurred pre-tax charges related to the divestiture of $2.2 million during the three months ended September 30, 2009. These pre-tax charges as well as the related tax effects were recorded in discontinued operations. We do not expect to incur any additional pre-tax charges related to this divestiture.

The following represents the results of discontinued operations:

Three months ended September 30 (in thousands)	2009

Sales	$-
Loss from discontinued operations before income taxes	$(2,210)
Income tax benefit	(843)

Loss from discontinued operations	$(1,367)

9.	STOCK BASED COMPENSATION

On October 26, 2010, the Company’s shareholders approved the Kennametal Inc., Stock and Incentive Plan of 2010 (the “2010 Plan”). The 2010 Plan authorizes the issuance of up to 3,500,000 shares of the Company’s common stock plus the remaining shares from the 2002 Plan. Shares can be issued in the form of incentive stock options, non-statutory stock options, stock appreciation rights, performance share awards, performance unit awards, restricted stock awards, restricted unit awards and share awards.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Options

The assumptions used in our Black-Scholes valuation related to grants made during the three months ended September 30, 2010 and 2009 were as follows:

	2010	2009

Risk-free interest rate	1.4%	2.3%
Expected life (years) (1)	4.5	4.5
Expected volatility (2)	47.0%	43.9%
Expected dividend yield	2.0%	1.8%

(1)	Expected life is derived from historical experience.
(2)	Expected volatility is based on the historical volatility of our stock.
Changes in our stock options for the three months ended September 30, 2010 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic value
	Options	Exercise Price	Life (years)	(in thousands)

Options outstanding, June 30, 2010	3,582,075	$25.59
Granted	529,012	26.89
Exercised	(28,726)	18.29
Lapsed and forfeited	(24,187)	28.49

Options outstanding, September 30, 2010	4,058,174	$25.80	6.5	$24,022

Options vested and expected to vest,
September 30, 2010	3,949,209	$25.81	6.4	$23,392

Options exercisable, September 30, 2010	2,529,708	$25.75	5.1	$15,636

During the three months ended September 30, 2010 and 2009, compensation expense related to stock options was $2.0 million and $2.1 million, respectively. As of September 30, 2010, the total unrecognized compensation cost related to options outstanding was $7.9 million and is expected to be recognized over a weighted average period of 2.7 years.

Weighted average fair value of options granted during the three months ended September 30, 2010 and 2009 was $9.18 and $7.26, respectively. Fair value of options vested during the three months ended September 30, 2010 and 2009 was $4.1 million and $3.8 million, respectively.

Tax benefits, relating to excess stock-based compensation deductions, are presented in the statement of cash flow as financing cash inflows. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were immaterial for the three months ended September 30, 2010. Amounts reported for financial reporting purposes exceeded the tax benefit by $0.3 million for the three months ended September 30, 2009.

The amount of cash received from the exercise of capital stock options during the three months ended September 30, 2010 and 2009 was $0.5 million and $1.0 million, respectively. The related tax benefit was $0.1million for each of the three months ended September 30, 2010 and 2009. The total intrinsic value of options exercised during each of the three months ended September 30, 2010 and 2009 was $0.3 million.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Awards

Changes in our restricted stock awards for the three months ended September 30, 2010 were as follows:

		Weighted
		Average Fair
	Shares	Value

Unvested restricted stock awards, June 30, 2010	198,701	$32.71
Vested	(77,552)	31.89
Forfeited	(753)	31.26

Unvested restricted stock awards, September 30, 2010	120,396	$33.21

During the three months ended September 30, 2010 and 2009, compensation expense related to restricted stock awards was $0.6 million and $0.8 million, respectively. As of September 30, 2010, the total unrecognized compensation cost related to unvested restricted stock awards was $2.3 million and is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock Units – Time Vesting and Performance Vesting

Performance vesting restricted stock units (performance units) were granted to certain individuals. These performance units are earned pro rata each year if certain performance goals are met over a 3-year period, and are also subject to a service condition that requires the individual to be employed by the Company at the payment date after the 3-year performance period.

Changes in our time vesting and performance vesting restricted stock units for the three months ended September 30, 2010 were as follows:

		Performance
	Performance	Vesting		Time Vesting
	Vesting	Weighted	Time Vesting	Weighted
	Stock	Average Fair	Stock	Average Fair
	Units	Value	Units	Value

Unvested performance vesting and time vesting restricted stock units, June 30, 2010	-	$-	546,713	$24.29
Granted	134,807	26.89	518,879	26.66
Vested	-	-	(43,076)	21.49
Forfeited	-	-	(4,508)	26.06

Unvested performance vesting and time vesting restricted stock units, September 30, 2010	134,807	$26.89	1,018,008	$25.61

During the three months ended September 30, 2010 and 2009, compensation expense related to time vesting and performance vesting restricted stock units was $3.6 million and $0.9 million, respectively. As of September 30, 2010, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $19.6 million and is expected to be recognized over a weighted average period of 3.0 years.

Restricted Stock Units – STEP

As of September 30, 2010, participating executives had been granted awards under the Kennametal Inc. 2008 Strategic Transformational Equity Program, under the 2002 Plan (STEP), equal to that number of restricted stock units having a value of $30.3 million. A further amount of $7.0 million remains available under the STEP for additional awards that could be made to other executives; however, the Company has decided that it will not make any further awards under the STEP. No new grants under the STEP were made in the three months ended September 30, 2010. There are no voting rights or dividends associated with restricted stock units under the STEP.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Under the STEP, there are two interim measurement dates, September 30, 2009 and 2010, and a final measurement date, September 30, 2011, at which performance is assessed. Participants may earn up to a cumulative 35 percent of the maximum restricted stock units awarded if certain threshold levels of performance are achieved through the two interim measurement dates. The threshold level of performance for September 30, 2010 and 2009 were not achieved and no restricted stock units were earned under the STEP. Generally, the payment of any restricted stock units under the STEP is also conditioned upon the participants being employed by the Company on the date of distribution and the satisfaction of all other provisions of the STEP. As of September 30, 2010, no restricted stock units have been earned or paid under the STEP.

The unvested EPS performance-based STEP restricted stock units as of September 30, 2010 were 502,371 and the weighted average fair value was $35.54.

As of September 30, 2010, we assumed that none of the EPS performance-based restricted stock units will vest.

There were no new TSR performance-based restricted stock units granted under the STEP during the three months ended September 30, 2010 and 2009, respectively. The unvested TSR performance-based STEP restricted stock units as of September 30, 2010 were 270,501 and the weighted average fair value was $8.35.

During the three months ended September 30, 2010 and 2009, compensation expense related to STEP restricted stock units was $0.2 million in both years. As of September 30, 2010, the total unrecognized compensation cost related to unvested STEP restricted stock units was $0.5 million and is expected to be recognized over a weighted average period of 1.0 years.
10.	BENEFIT PLANS
We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to most U.S. employees.

The table below summarizes the components of net periodic pension cost:

Three months ended September 30 (in thousands)	2010	2009

Service cost	$1,912	$1,997
Interest cost	10,250	10,675
Expected return on plan assets	(12,046)	(11,573)
Amortization of transition obligation	13	14
Amortization of prior service credit	(70)	(70)
Special termination benefits	-	1,460
Settlement loss	263	-
Recognition of actuarial losses	3,069	1,123

Net periodic pension cost	$3,391	$3,626

The table below summarizes the components of the net periodic other postretirement cost:

Three months ended September 30 (in thousands)	2010	2009

Service cost	$19	$25
Interest cost	259	316
Amortization of prior service cost	-	2
Recognition of actuarial gains	(47)	(92)

Net periodic other postretirement benefit cost	$231	$251

11.	INVENTORIES

We used the last-in, first-out (LIFO) method of valuing inventories for approximately 48 percent and 51 percent of total inventories at September 30, 2010 and June 30, 2010, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inventories consisted of the following:

	September 30,	June 30,
(in thousands)	2010	2010

Finished goods	$270,427	$227,096
Work in process and powder blends	136,492	134,732
Raw materials and supplies	80,567	62,673

Inventories at current cost	487,486	424,501
Less: LIFO valuation	(69,438)	(60,233)

Total inventories	$418,048	$364,268

12.	LONG-TERM DEBT AND CAPITAL LEASES
Debt and capital lease obligations consist primarily of Senior Unsecured Notes issued in June 2002 having an aggregate face amount of $300.0 million as well as borrowings under a five-year, multi-currency, revolving credit facility (2010 Credit Agreement) which permits revolving credit loans of up to $500.0 million for working capital, capital expenditures and general corporate purposes. The 2010 Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2010 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us.

The 2010 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with these financial covenants as of September 30, 2010. We had no borrowings outstanding under the 2010 Credit Agreement as of September 30, 2010 and June 30, 2010.

Borrowings under the 2010 Credit Agreement are guaranteed by our significant domestic subsidiaries.

Fixed rate debt had a fair market value of $323.6 million and $325.5 million at September 30, 2010 and June 30, 2010, respectively. The fair value is determined based on the quoted market price of this debt as of September 30, 2010 and June 30, 2010, respectively.
13.	ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.

Superfund Sites We are involved as a Potentially Responsible Party (PRP) at various sites designated by the U.S. Environmental Protection Agency (USEPA) as Superfund sites. For certain of these sites, we have evaluated the claims and potential liabilities and have determined that neither are material, individually or in the aggregate. For certain other sites, proceedings are in the very early stages and have not yet progressed to a point where it is possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities or the amount of our liability alone or in relation to that of any other PRPs.

Other Environmental Issues We establish and maintain reserves for other potential environmental issues. At September 30, 2010, the total accrual for these reserves was $5.8 million. This total represents anticipated costs associated with the remediation of these issues. We recorded favorable foreign currency translation adjustments of $0.6 million for the three months ended September 30, 2010.

The reserves we have established for environmental liabilities represent our best current estimate of the costs of addressing all identified environmental situations, based on our review of currently available evidence, and taking into consideration our prior experience in remediation and that of other companies, as well as public information released by the USEPA, other governmental agencies, and by the PRP groups in which we are participating. Although the reserves currently appear to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and we can give no assurance that our estimate of any environmental liability will not increase or decrease in the future. The reserved and unreserved liabilities for all environmental concerns could change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs and the involvement of and direction taken by the government on these matters.

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
14.	INCOME TAXES
The effective income tax rate for the three months ended September 30, 2010 and 2009 was 27.6 percent (provision on income) compared to 39.6 percent (benefit on a loss), respectively. The prior year rate reflects a benefit from certain favorable tax settlements in the United States and Europe.
15.	EARNINGS PER SHARE
Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that occurs related to the issuance of capital stock through grants of capital stock options, restricted stock awards and restricted stock units. The difference between basic and diluted earnings per share relates solely to the effect of capital stock options, restricted stock awards and restricted stock units.
For purposes of determining the number of diluted shares outstanding at September 30, 2010, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options, unvested restricted stock awards and unvested restricted stock units by 0.6 million shares. For the three months ended September 30, 2009, the effect of these items was anti-dilutive and therefore has been excluded from diluted shares outstanding as well as from the diluted earnings per share calculation. Unexercised capital stock options, restricted stock units and restricted stock awards of 1.5 million and 3.1 million shares at September 30, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because the inclusion would have been anti-dilutive.
16.	EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal shareowners’ equity and equity attributable to noncontrolling interests as of September 30, 2010 is as follows:

	Kennametal Shareowners’ Equity
				Accumulated
		Additional		other	Non-
	Capital	paid-in	Retained	comprehensive	controlling
(in thousands)	stock	capital	earnings	(loss) income	interests	Total Equity

Balance as of June 30, 2010	$102,379	$492,454	$793,448	$(72,781)	$17,943	$1,333,443
Net income attributable to Kennametal	-	-	34,921	-	1,035	35,956
Other comprehensive income	-	-	-	68,870	1,509	70,379
Dividend reinvestment	4	69	-	-	-	73
Capital stock issued under employee benefit and stock plans	97	7,705	-	-	-	7,802
Purchase of capital stock	(4)	(69)	-	-	-	(73)
Cash dividend paid to shareowners	-	-	(9,964)	-	-	(9,964)

Total equity, September 30, 2010	$102,476	$500,159	$818,405	$(3,911)	$20,487	$1,437,616

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the changes in the carrying amounts of total equity, Kennametal shareowners’ equity and equity attributable to noncontrolling interests as of September 30, 2009 is as follows:

	Kennametal Shareowners’ Equity
				Accumulated
		Additional		other	Non-
	Capital	paid-in	Retained	comprehensive	controlling
(in thousands)	stock	capital	earnings	income	interests	Total Equity

Balance as of June 30, 2009	$91,540	$357,839	$786,345	$11,719	$20,012	$1,267,455
Net (loss) income attributable to Kennametal	-	-	(9,817)	-	629	(9,188)
Other comprehensive income	-	-	-	25,280	416	25,696
Dividend reinvestment	4	68	-	-	-	72
Capital stock issued under employee benefit and stock plans	98	5,783	-	-	-	5,881
Purchase of capital stock	(4)	(68)	-	-	-	(72)
Equity offering	10,063	110,633				120,696
Cash dividend paid to shareowners	-	-	(9,781)	-	-	(9,781)

Total equity, September 30, 2009	$101,701	$474,255	$766,747	$36,999	$21,057	$1,400,759

During July 2009, we completed the issuance of 8,050,000 shares of our capital stock generating gross proceeds of $126.8 million and net proceeds, after deduction of fees, of $120.7 million. The net proceeds were used to pay down outstanding indebtedness under our revolving credit facility.
The amounts of comprehensive income attributable to Kennametal shareowners’ and noncontrolling interests are disclosed in Note 17.
17.	COMPREHENSIVE INCOME
Comprehensive income is as follows:

Three months ended September 30 (in thousands)	2010	2009

Net income (loss)	$35,956	$(9,188)
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges, net of income tax	46	(1,039)
Reclassification of unrealized gain on expired derivatives designated and qualified as cash flow hedges, net of income tax	(3,593)	(37)
Unrecognized net pension and other postretirement benefit (losses) gains, net of income tax	(2,186)	870
Reclassification of net pension and other postretirement benefit losses, net of income tax	1,861	593
Foreign currency translation adjustments, net of income tax	74,251	25,309

Total comprehensive income	106,335	16,508
Comprehensive income attributable to noncontrolling interests	2,544	1,045

Comprehensive income attributable to Kennametal shareowners	$103,791	$15,463

18.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of cost over the fair value of the net assets of acquired companies. Goodwill and other intangible assets with indefinite lives are tested at least annually for impairment. We perform our annual impairment tests during the June quarter in connection with our annual planning process unless there are impairment indicators that warrant a test prior to that. We tested for impairment under the new segment structure and noted that there was no impairment as of September 30, 2010. See Note 19 for further discussion regarding the Company’s new segments.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such are as follows:

(in thousands)	Industrial	Infrastructure	Total

Goodwill	$393,974	$246,311	$640,285
Accumulated impairment losses	(150,842)	-	(150,842)

Balance as of June 30, 2010	$243,132	$246,311	$489,443

Adjustments	$65	$-	$65
Translation	11,316	1,920	13,236

Change in goodwill	11,381	1,920	13,301

Goodwill	405,355	248,231	653,586
Accumulated impairment losses	(150,842)	-	(150,842)

Balance as of September 30, 2010	$254,513	$248,231	$502,744

The components of our intangible assets were as follows:

	Estimated	September 30, 2010		June 30, 2010
	Useful Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Amount	Amortization

Contract-based	4 to 15	$6,245	$(5,170)	$6,357	$(5,218)
Technology-based and other	4 to 15	38,834	(22,716)	37,136	(20,422)
Customer-related	10 to 20	111,647	(32,051)	108,470	(29,255)
Unpatented technology	30	19,423	(4,479)	19,216	(4,572)
Trademarks	5 to 20	10,833	(4,196)	10,647	(3,876)
Trademarks	Indefinite	39,161	-	36,823	-

Total		$226,143	$(68,612)	$218,649	$(63,343)

During the three months ended September 30, 2010, we recorded amortization expense of $2.9 million related to our intangible assets and favorable foreign currency translation adjustments of $5.2 million.
19.	SEGMENT DATA
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
A key attribute of the new structure is the establishment of two new operating segments by market sector which replace the previous two operating segments that were based on a product focus. The two new reportable operating segments are named Industrial and Infrastructure. The Industrial business is focused on customers within the transportation, aerospace, defense and general engineering market sectors, as well as the machine tool industry. The Infrastructure business is focused on customers within the energy and earthworks industries. The formation of the two new reportable operating segments is consistent with the new management approach and internal financial reporting established under the new structure.
Under the new structure, more corporate expenses will be charged to the new segments than were charged to the previous segments. Corporate expenses related to executive retirement plans, the Company’s Board of Directors and strategic initiatives, as well as certain other costs determined to be non-chargeable, will continue to be reported as Corporate.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Kennametal delivers productivity to customers seeking peak performance in demanding environments by providing innovative custom and standard wear-resistant solutions, enabled through our advanced materials sciences, application knowledge and commitment to a sustainable environment. Our product offering includes a wide array of standard and custom solution products in metalworking, such as metal cutting tools and tooling systems, and advanced materials, such as cemented tungsten carbide products, to address customer demands. These products are offered through a variety of channels via an enterprise approach to customers in both of our operating segments.

The Industrial segment serves customers that operate in industrial end markets such as aerospace, defense, transportation and general engineering. The customers in these end markets manufacture engines, airframes, automobiles, trucks, ships and various industrial goods. The technology needs and level of customization vary by customer and industry served. We deliver value to our Industrial segment customers through our application expertise and diverse product offering.

The Infrastructure segment serves customers that operate in the earthworks and energy end markets. The customers support primary industries such as oil and gas, power generation, underground mining, surface and hard rock mining, highway construction and road maintenance. Generally, our Infrastructure segment customers are served through a customer intimacy model that allows us to offer full system solutions by gaining an in depth understanding of our customers engineering needs. Our product offering promotes value by bringing enhanced performance and productivity to our customers’ processes and systems.

Our external sales and operating income (loss) by segment are as follows:

Three months ended September 30 (in thousands)	2010	2009(1)

External sales:
Industrial	$330,658	$248,353
Infrastructure	198,500	161,042

Total external sales	$529,158	$409,395

Operating income (loss):

Industrial	$36,108	$(17,851)
Infrastructure	26,503	11,648
Corporate	(5,099)	(3,328)

Total operating income (loss)	$57,512	$(9,531)

Interest expense	$5,963	$6,371
Other expense (income), net	1,911	(2,952)

Income (loss) from continuing operations before income taxes	$49,638	$(12,950)

	September 30,	June 30,
(in thousands)	2010	2010

Total assets:
Industrial	$1,371,454	$1,310,635
Infrastructure	713,427	682,169
Corporate	295,850	275,019

Total assets	$2,380,731	$2,267,823

(1)	Amounts for the three months ended September 30, 2009 and for the period ended June 30, 2010 have been restated to reflect the change in reportable operating segments.
20.	SUBSEQUENT EVENTS

On October 26, 2010, the Board of Directors authorized a repurchase program of up to 8 million shares of our outstanding common stock. The purchases would be made from time to time, on the open market or in private transactions, with consideration given to the market price of the stock, the nature of other investment opportunities, cash flows from operating activities and general economic conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Kennametal Inc. is a leading global manufacturer and supplier of tooling, engineered components and advanced materials consumed in production processes. We believe that our reputation for manufacturing excellence, as well as our technological expertise and innovation in our principal products, has helped us to achieve a leading market presence in our primary markets. We believe we are one of the largest global providers of consumable metalcutting tools and tooling supplies. End users of our products include metalworking manufacturers and suppliers across a diverse array of industries including the aerospace, defense, transportation, machine tool, light machinery and heavy machinery industries, as well as manufacturers, producers and suppliers in a number of other industries including coal mining, highway construction, quarrying, and oil and gas exploration and production industries. Our end users’ products include items ranging from airframes to coal mining, engines to oil wells and turbochargers to construction.
We experienced growth for the September quarter across all major served end markets. Our sales for the quarter ended September 30, 2010 grew 29.3 percent compared to sales for the September quarter one year ago. Operating margin for the quarter increased by $67.0 million on sales that were $119.8 million higher, resulting in 56 percent year-over-year operating leverage. Our restructuring programs remain on track to deliver the anticipated annual ongoing pre-tax savings of $160 million to $165 million once all programs are fully implemented and we delivered $39 million of benefits in the quarter ended September 30, 2010.
For the quarter ended September 30, 2010, we recorded net income attributable to Kennametal of $34.9 million or $0.42 per diluted share compared to a loss attributable to Kennametal of $9.8 million or $0.12 loss per diluted share for the three months ended September 20, 2009. Higher sales volume, improved absorption of manufacturing costs due to higher production levels and mix, and incremental restructuring benefits of $9 million were the drivers for our improved performance. These benefits were partially offset by the restoration of temporary cost reductions, higher incentive compensation, and higher professional fees related to strategic projects. The prior year quarter also had a one-time benefit from certain labor negotiations in Europe.
We generated cash flow from operating activities of $26.4 million during the three months ended September 30, 2010, driven by our operating performance. Our days sales outstanding decreased by 12 days to 56 days at September 30, 2010 and inventory turns increased due to close management of production and inventory levels.
In addition, we invested further in technology and innovation to continue delivering a high level of new products to our customers. Research and development expenses totaled $17.4 million for the three months ended September 30, 2010. In the current quarter, we generated approximately 40 percent of our sales from new products.
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
A key attribute of the new structure is the establishment of two new operating segments by market sector which replace the previous two operating segments that were based on a product focus. The two new reportable operating segments are named Industrial and Infrastructure. The Industrial business is primarily focused on customers within the transportation, aerospace, defense, general engineering market sectors, as well as the machine tool industry. The Infrastructure business is primarily focused on customers within the energy and earthworks industries. The formation of the two new reportable operating segments is consistent with the new management approach and internal financial reporting established under the new structure.
Under the new structure, more corporate expenses will be charged to the new segments than were charged to the previous segments. Corporate expenses related to executive retirement plans, the Company’s Board of Directors and strategic initiatives, as well as certain other costs determined to be non-chargeable will continue to be reported as Corporate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following narrative provides further discussion and analysis of our results of operations, liquidity and capital resources as well as other pertinent matters.
RESULTS OF CONTINUING OPERATIONS
SALES
Sales for the three months ended September 30, 2010 were $529.2 million, an increase of $119.8 million, or 29.3 percent, from $409.4 million in the prior year quarter. Sales increased organically by 34 percent, partially offset by a 3 percent unfavorable impact from foreign currency effects and an unfavorable impact from fewer business days. The improvement in sales was driven by continued expansion in industrial activity in all of our major served end markets and all major geographies.
GROSS PROFIT
Gross profit for the three months ended September 30, 2010 was $188.7 million, an increase of $70.9 million from $117.8 million in the prior year quarter. This increase was due to higher organic sales volume, improved absorption of manufacturing costs due to higher production levels and favorable product mix, restructuring and other cost reduction benefits. The impact of these items was partially offset by higher raw material costs, unfavorable foreign currency effects of $6.1 million and the restoration of salaries and other employment costs that had been temporarily reduced. The prior year was also favorably impacted by one-time benefits from certain labor negotiations in Europe. The gross profit margin for the three months ended September 30, 2010 was 35.7 percent as compared to 28.8 percent generated in the prior year quarter.
OPERATING EXPENSE
Operating expense for the three months ended September 30, 2010 increased $8.8 million or 7.6 percent to $125.0 million compared to $116.2 million in the prior year quarter. The increase is primarily attributable to an increase in employment costs of $8.9 million due mostly to the restoration of salaries and other employment costs that had been temporarily reduced, and higher spending on professional fees of $1.9 million driven by the implementation of certain long-term strategic projects, partially offset by favorable foreign currency effects of $3.5 million.
RESTRUCTURING CHARGES
We continued to implement restructuring plans to reduce costs and improve operating efficiencies. The actions taken in the September quarter related primarily to rationalization of certain manufacturing facilities. Restructuring and related charges recorded in the three months ended September 30, 2010 amounted to $4.3 million, including $3.3 million of restructuring charges. Restructuring related charges of $1.0 million were recorded in cost of goods sold during the three months ended September 30, 2010. We realized pre-tax benefits from these restructuring programs of approximately $39 million for the three months ended September 30, 2010. See Note 7 of our condensed consolidated financial statements set forth in Part I Item 1 of this Form 10-Q.
The Company’s restructuring programs are on track to deliver the anticipated annual ongoing pre-tax savings of $160 million to $165 million once all programs are fully implemented. The combined total pre-tax charges are expected to be approximately $160 million to $165 million. Total restructuring and related charges recorded from inception to September 30, 2010 were $133 million. The remaining restructuring charges are expected to be completed within the next 6 to 9 months and are anticipated to be mostly cash expenditures.
INTEREST EXPENSE
Interest expense for the three months ended September 30, 2010 of $6.0 million decreased $0.4 million, or 6.3 percent, from $6.4 million in the prior year quarter.
OTHER EXPENSE (INCOME), NET
Other expense, net for the three months ended September 30, 2010 was $1.9 million, compared to other income, net of $3.0 million for the three months ended September 30, 2009. The decrease was primarily driven by unfavorable foreign currency transaction results of $3.6 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES
The effective income tax rate for the three months ended September 30, 2010 and 2009 was 27.6 percent (provision on income) compared to 39.6 percent (benefit on a loss), respectively. The prior year rate reflects a benefit from certain favorable tax settlements in the United States and Europe.
During 2011, we expect to generate a nominal amount of taxable income in jurisdictions where we have a valuation allowance recorded against our net deferred tax assets. The corresponding impact of the realization on the effective tax rate is expected to be immaterial. The benefit realized is expected to be nominal compared to the total net deferred tax assets within the jurisdictions. We believe the sustainability of future income in these jurisdictions remains uncertain. Accordingly, we have not adjusted the valuation allowance against the remaining net deferred tax assets. We will continue to monitor our ability to realize the net deferred tax assets in these jurisdictions, and if appropriate, will adjust the valuation allowance in a future period. Such an adjustment would likely result in a material reduction to tax expense in the period the adjustment occurs.
BUSINESS SEGMENT REVIEW
Our operations are organized into two reportable operating segments consisting of Industrial and Infrastructure, and Corporate. The presentation of segment information reflects the manner in which we organize segments for making operating decisions and assessing performance. Corporate is comprised of costs related to executive retirement plans and strategic initiatives, as well as certain other costs.
Amounts for the three months ended September 30, 2009 have been restated to reflect the change in reportable operating segments.
INDUSTRIAL

Three months ended September 30 (in thousands)	2010	2009

External sales	$330,658	$248,353
Operating income (loss)	36,108	(17,851)

For the three months ended September 30, 2010, Industrial segment external sales increased by 33.1 percent, driven by organic sales growth of 39 percent, partially offset by unfavorable foreign currency effects of 4 percent and an unfavorable impact due to fewer business days. On an organic basis, sales increased in all served market sectors led by growth in general engineering and transportation with an increase of 46 percent and 39 percent, respectively. On a regional basis, sales increased by approximately 40 percent in Asia, 30 percent in the Americas and 22 percent in Europe.
For the three months ended September 30, 2010, Industrial segment operating income increased $54.0 million. The primary drivers of the increase in operating income were higher sales volumes, improved absorption of manufacturing costs due to higher production levels and incremental restructuring benefits.
INFRASTRUCTURE

Three months ended September 30 (in thousands)	2010	2009

External sales	$198,500	$161,042
Operating income	26,503	11,648

For the three months ended September 30, 2010, Infrastructure segment external sales increased by 23.3 percent, driven by 25 percent organic sales growth, slightly offset by unfavorable currency effects and unfavorable impact due to fewer business days. The organic increase was primarily driven by 46 percent higher sales of energy and related products, as well as increased demand for earthworks products. On a regional basis, sales increased by approximately 40 percent in Asia, 22 percent in the Americas and 13 percent in Europe.
For the three months ended September 30, 2010, Infrastructure segment operating income increased $14.9 million to $26.5 million. Operating income improved primarily due to higher sales volumes, increased absorption of manufacturing costs due to higher production levels and incremental restructuring benefits.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CORPORATE

Three months ended September 30 (in thousands)	2010	2009

Operating loss	$(5,099)	$(3,328)

For the three months ended September 30, 2010, operating loss increased $1.8 million to $5.1 million. The increase in operating loss was primarily due to higher professional fees related to long-term strategic initiatives of $2.1 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations is our primary source of funding for capital expenditures and internal growth. During the three months ended September 30, 2010, cash flow provided by operating activities was $26.4 million, driven by improvements in operating performance.
To augment cash from operations and as an additional source of funds, we maintain a syndicated, five-year, multi-currency, revolving credit facility (2010 Credit Agreement) that extends to June 2015. The 2010 Credit Agreement permits revolving credit loans of up to $500.0 million for working capital, capital expenditures and general corporate purposes. The 2010 Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2010 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us.
The 2010 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with these financial covenants as of September 30, 2010. We had no borrowings outstanding under the 2010 Credit Agreement as of September 30, 2010. Borrowings under the 2010 Credit Agreement are guaranteed by our significant domestic subsidiaries.
At September 30, 2010, cash and cash equivalents was $124.2 million, total Kennametal shareowners’ equity was $1,417.1 million and total debt was $318.8 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets as well as the counterparty risk of our credit providers.
There have been no material changes in our contractual obligations and commitments since June 30, 2010.
Cash Flow Provided by Operating Activities
During the three months ended September 30, 2010, cash flow provided by operating activities was $26.4 million, compared to $17.3 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to $68.7 million, partially offset by changes in certain assets and liabilities netting to $42.3 million. Contributing to the changes in certain assets and liabilities was an increase in inventory of $34.0 million driven by an increase in production to meet expected increases in demand, a decrease in accounts payable and accrued liabilities of $9.6 million, and a decrease in other of $5.8 million, partially offset by an increase in domestic and foreign income taxes of $6.3 million.
During the three months ended September 30, 2009, cash flow provided by operating activities consisted of net loss and non-cash items amounting to $19.6 million of cash generation partially offset by changes in certain assets and liabilities netting to $2.3 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts receivable of $2.2 million and a decrease in inventories of $16.8 million, partially offset by a decrease in accounts payable and accrued liabilities of $6.7 million, a decrease in accrued income taxes of $5.3 million and a decrease in other liabilities of $9.3 million.
Cash Flow (Used for) Provided by Investing Activities
Cash flow used for investing activities was $8.7 million for the three months ended September 30, 2010, compared to cash flow provided by investing activities of $19.5 million in the prior year period. During the three months ended September 30, 2010, cash flow provided by investing activities included capital expenditures, net of $10.0 million, which consisted primarily of software and equipment upgrades.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended September 30, 2009, cash flow provided by investing activities included $27.0 million in cash proceeds from the sale of our high speed steel drills business and related product lines, partially offset by capital expenditures, net of $8.9 million, which consisted primarily of equipment upgrades.
Cash Flow Used for Financing Activities
Cash flow used for financing activities was $26.3 million for the three months ended September 30, 2010 compared to $6.5 million in the prior year period. During the three months ended September 30, 2010, cash flow used for financing activities included a $17.2 million net decrease in borrowings and $10.0 million of cash dividends paid to shareowners.
Cash flow used for financing activities for the three months ended September 30, 2009 included a $117.2 million net decrease in borrowings and $9.8 million of cash dividends paid to shareowners, partially offset by $120.7 million in net proceeds from issuance of capital stock.
FINANCIAL CONDITION
At September 30, 2010, total assets increased $112.9 million to $2,380.7 million from $2,267.8 million at June 30, 2010. Total liabilities increased $8.7 million to $943.1 million at September 30, 2010 from $934.4 million at June 30, 2010.
Working capital was $608.9 million at September 30, 2010, an increase of $86.0 million from $522.9 million at June 30, 2010. The increase in working capital was driven primarily by an increase in inventories of $53.8 million driven by an increase in production to meet expected increases in demand, an increase in accounts receivable of $16.1 million due to the increase in sales, an increase in cash and cash equivalents of $6.1 million, and a decrease in current maturities of long-term debt and capital leases, including notes payable of $17.9 million, partially offset by an increase in accrued income taxes and accrued expenses of $15.5 million. Foreign currency effects accounted for $19.7 million, $16.9 million, $9.8 million and $5.9 million of the change in inventory, accounts receivable, cash and cash equivalents and accrued income taxes and accrued expenses, respectively.
Property, plant and equipment, net increased $12.9 million from $664.5 million at June 30, 2010 to $677.4 million at September 30, 2010, primarily due to capital additions of $10.1 million, favorable foreign currency impact of $23.4 million, partially offset by, depreciation expense of $19.8 million.
At September 30, 2010, other assets were $705.0 million, an increase of $17.6 million from $687.4 million at June 30, 2010. The drivers for the increase were an increase in goodwill and other intangible assets of $15.5 million driven by foreign currency translation effects.
Long-term debt and capital leases decreased $0.9 million to $313.8 at September 30, 2010 from $314.7 million at June 30, 2010.
Kennametal shareowners’ equity was $1,417.1 million at September 30, 2010, an increase of $101.6 million from $1,315.5 million at June 30, 2010. The increase was primarily due to net income attributable to Kennametal of $34.9 million and foreign currency translation adjustments of $72.7 million, partially offset by cash dividends paid to shareowners of $10.0 million.
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
Other Environmental Issues We establish and maintain reserves for other potential environmental issues. At September 30, 2010, the total accrual for these reserves was $5.8 million. This total represents anticipated costs associated with the remediation of these issues. We recorded favorable foreign currency translation adjustments of $0.6 million for the three months ended September 30, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The reserves we have established for environmental liabilities represent our best current estimate of the costs of addressing all identified environmental situations, based on our review of currently available evidence, and taking into consideration our prior experience in remediation and that of other companies, as well as public information released by the USEPA, other governmental agencies, and by the PRP groups in which we are participating. Although the reserves currently appear to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and we can give no assurance that our estimate of any environmental liability will not increase or decrease in the future. The reserved and unreserved liabilities for all environmental concerns could change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs and the involvement of and direction taken by the government on these matters.
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
DISCUSSION OF CRITICAL ACCOUNTING POLICIES
There have been no changes to our critical accounting policies since June 30, 2010.
NEW ACCOUNTING STANDARDS
See Note 3 to our condensed consolidated financial statements set forth in Part I Item 1 of this Form 10-Q for a description of new accounting standards.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk exposure since June 30, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share

July 1 through July 31, 2010	31,028	$27.20
August 1 through August 31, 2010	2,998	25.02
September 1 through September 30, 2010	571	26.71

Total	34,597	$27.01

(1)	During the current period, 2,998 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period, employees delivered 31,599 shares of restricted stock to Kennametal, upon vesting, to satisfy tax-withholding requirements.

On October 26, 2010, the Company publicly announced a repurchase programs of up to 8 million shares of its outstanding common stock.

ITEM 6.   EXHIBITS

(10)	Material Contracts
(10.1)*	Form of Performance Unit Award Agreement under the Kennametal Inc. Stock Incentive Plan of 2002	Filed herewith.

(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31.1)	Certification executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.

(31.2)	Certification executed by Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc., and Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(101)	XBRL
(101.INS)**	XBRL Instance Document	Filed herewith.
(101.SCH)**	XBRL Taxonomy Extension Schema Document	Filed herewith.
(101.CAL)**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
(101.LAB)**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
(101.PRE)**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
*	Denotes management contract or compensatory plan or arrangement.

**	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or part of a registration statement or prospects for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.
Date: November 5, 2010	By:	/s/ Martha A. Bailey
Martha A. Bailey
Vice President Finance and Corporate Controller