Form 10-Q
period 2010-12-31
KENNAMETAL INC
filed 2011-02-08
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010
Commission file number 1-5318
KENNAMETAL INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-0900168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
World Headquarters
1600 Technology Way
P.O. Box 231
Latrobe, Pennsylvania	15650-0231
(Address of principal executive offices)	(Zip Code)
Website: www.kennametal.com
Registrant’s telephone number, including area code: (724) 539-5000
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at January 31, 2011
Capital Stock, par value $1.25 per share	82,151,690

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010

Item No.		Page No.

PART I - FINANCIAL INFORMATION

1.	Financial Statements.

	Condensed Consolidated Statements of Income (Unaudited) Three and six months ended December 31, 2010 and 2009	4

	Condensed Consolidated Balance Sheets (Unaudited) December 31, 2010 and June 30, 2010	5

	Condensed Consolidated Statements of Cash Flow (Unaudited) Six months ended December 31, 2010 and 2009	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

3.	Quantitative and Qualitative Disclosures About Market Risk	27

4.	Controls and Procedures	27

PART II - OTHER INFORMATION

1.	Legal Proceedings	28

2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

6.	Exhibits	29

Signatures		30
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands, except per share amounts)	2010	2009	2010	2009

Sales	$565,768	$442,865	$1,094,926	$852,260
Cost of goods sold	365,743	302,777	706,161	594,371

Gross profit	200,025	140,088	388,765	257,889

Operating expense	132,105	117,902	257,125	234,064
Restructuring charges (Note 7)	3,391	3,348	6,651	11,178
Amortization of intangibles	2,912	3,367	5,860	6,707

Operating income	61,617	15,471	119,129	5,940

Interest expense	5,564	5,954	11,527	12,325
Other (income) expense, net	(253)	(1,866)	1,658	(4,818)

Income (loss) from continuing operations before income taxes	56,306	11,383	105,944	(1,567)

Provision (benefit) for income taxes	12,016	5,090	25,698	(39)

Income (loss) from continuing operations	44,290	6,293	80,246	(1,528)
Loss from discontinued operations (Note 8)	-	(56)	-	(1,423)

Net income (loss)	44,290	6,237	80,246	(2,951)
Less: Net income attributable to noncontrolling interests	821	270	1,856	899

Net income (loss) attributable to Kennametal	$43,469	$5,967	$78,390	$(3,850)

Amounts attributable to Kennametal Shareowners:
Income (loss) from continuing operations	$43,469	$6,023	$78,390	$(2,427)
Loss from discontinued operations	-	(56)	-	(1,423)

Net income (loss)	$43,469	$5,967	$78,390	$(3,850)

PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREOWNERS
Basic earnings (loss) per share:
Continuing operations	$0.53	$0.07	$0.95	$(0.03)
Discontinued operations	-	-	-	(0.02)

	$0.53	$0.07	$0.95	$(0.05)

Diluted earnings (loss) per share:
Continuing operations	$0.52	$0.07	$0.94	$(0.03)
Discontinued operations	-	-	-	(0.02)

	$0.52	$0.07	$0.94	$(0.05)

Dividends per share	$0.12	$0.12	$0.24	$0.24

Basic weighted average shares outstanding	82,186	81,149	82,146	80,461

Diluted weighted average shares outstanding	83,337	81,855	83,012	80,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	June 30,
(in thousands, except per share data)	2010	2010

ASSETS
Current assets:
Cash and cash equivalents	$147,157	$118,129
Accounts receivable, less allowance for doubtful accounts of $23,664 and $24,789	340,531	326,699
Inventories (Note 11)	425,957	364,268
Deferred income taxes	63,863	62,083
Other current assets	47,625	44,752

Total current assets	1,025,133	915,931

Property, plant and equipment:
Land and buildings	359,943	341,748
Machinery and equipment	1,328,627	1,281,872
Less accumulated depreciation	(1,022,791)	(959,085)

Property, plant and equipment, net	665,779	664,535

Other assets:
Investments in affiliated companies	1,826	2,251
Goodwill (Note 18)	500,790	489,443
Other intangible assets, less accumulated amortization of $71,213 and $63,343 (Note 18)	153,917	155,306
Deferred income taxes	11,815	11,827
Other	35,733	28,530

Total other assets	704,081	687,357

Total assets	$2,394,993	$2,267,823

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases (Note 12)	$900	$3,539
Notes payable to banks	3,336	19,454
Accounts payable	116,849	125,360
Accrued income taxes	13,265	17,857
Accrued expenses	81,134	73,989
Other current liabilities (Note 7)	154,435	152,806

Total current liabilities	369,919	393,005
Long-term debt and capital leases, less current maturities (Note 12)	312,143	314,675
Deferred income taxes	64,933	63,266
Accrued pension and postretirement benefits	139,679	129,701
Accrued income taxes	5,648	5,193
Other liabilities	26,244	28,540

Total liabilities	918,566	934,380

Commitments and contingencies

EQUITY (Note 16)
Kennametal Shareowners’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	-	-
Capital stock, $1.25 par value; 120,000 shares authorized; 82,003 and 81,903 shares issued	102,503	102,379
Additional paid-in capital	503,663	492,454
Retained earnings	851,909	793,448
Accumulated other comprehensive loss	(2,607)	(72,781)

Total Kennametal Shareowners’ Equity	1,455,468	1,315,500
Noncontrolling interests	20,959	17,943

Total equity	1,476,427	1,333,443

Total liabilities and equity	$2,394,993	$2,267,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

Six months ended December 31 (in thousands)	2010	2009 (1)

OPERATING ACTIVITIES
Net income (loss)	$80,246	$(2,951)
Adjustments for non-cash items:
Depreciation	39,883	40,770
Amortization	5,860	6,707
Stock-based compensation expense	12,591	8,551
Restructuring charges	1,622	62
Loss on divestitures	-	527
Deferred income tax provision	505	(877)
Other	771	(147)
Changes in certain assets and liabilities, excluding effects of acquisitions and divestitures:
Accounts receivable	1,600	11,985
Inventories	(45,089)	8,446
Accounts payable and accrued liabilities	(21,163)	(20,572)
Accrued income taxes	(3,993)	(6,300)
Other	(5,432)	7,230

Net cash flow provided by operating activities	67,401	53,431

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(21,150)	(19,266)
Disposals of property, plant and equipment	7,451	1,659
Proceeds from divestitures (Note 8)	-	27,788
Other	1,138	343

Net cash flow (used for) provided by investing activities	(12,561)	10,524

FINANCING ACTIVITIES
Net decrease in notes payable	(16,139)	(11,248)
Net decrease in short-term revolving and other lines of credit	-	(18,400)
Term debt borrowings	255,055	254,779
Term debt repayments	(256,564)	(370,261)
Purchase of capital stock	(10,275)	(146)
Net proceeds from equity offering	-	120,696
Dividend reinvestment and the effect of employee benefit and stock plans	10,186	3,789
Cash dividends paid to shareowners	(19,929)	(19,572)
Other	(1,489)	(2,481)

Net cash flow used for financing activities	(39,155)	(42,844)

Effect of exchange rate changes on cash and cash equivalents	13,343	4,901

CASH AND CASH EQUIVALENTS
Net increase in cash and cash equivalents	29,028	26,012
Cash and cash equivalents, beginning of period	118,129	69,823

Cash and cash equivalents, end of period	$147,157	$95,835

The accompanying notes are an integral part of these condensed consolidated financial statements.
(1)  Amounts presented include cash flows from discontinued operations.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION
Kennametal Inc. was incorporated in Pennsylvania in 1943. Kennametal Inc. and its subsidiaries (collectively, Kennametal or the Company) are a leading global manufacturer and supplier of tooling, engineered components and advanced materials consumed in production processes. We believe that our reputation for manufacturing excellence, as well as our technological expertise and innovation in our principle products, has helped us to achieve a leading market presence in our primary markets. End users of our products include metalworking manufacturers and suppliers across a diverse array of industries including the aerospace, defense, transportation, machine tool, light machinery and heavy machinery industries, as well as manufacturers, producers and suppliers in a number of other industries including coal mining, highway construction, quarrying, oil and gas exploration and production industries. Our end users’ products and services include everything from airframes to coal, engines to oil wells and turbochargers to construction. We operate two global business units consisting of Industrial and Infrastructure.
2.	BASIS OF PRESENTATION
The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with our 2010 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2010 was derived from the audited balance sheet included in our 2010 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal, recurring adjustments. The results for the six months ended December 31, 2010 and 2009 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2011 is to the fiscal year ending June 30, 2011. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its consolidated subsidiaries.
3.	NEW ACCOUNTING STANDARDS
Issued

In December 2010, the FASB issued additional guidance on intangible impairment testing for reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years and interim periods beginning after December 15, 2010. Kennametal adopted this guidance on January 1, 2011 and such adoption did not have a material impact on our condensed consolidated financial statements.

In December 2010, the FASB issued additional guidance on disclosures related to business combinations for a public entity that presents comparative financial statements. This guidance also expanded the supplemental pro forma business combination disclosures. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the annual reporting period beginning December 15, 2010. Kennametal adopted this guidance on January 1, 2011 and such adoption did not have a material impact to our condensed consolidated financial statements.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

Six months ended December 31 (in thousands)	2010	2009

Cash paid during the period for:
Interest	$12,653	$14,012
Income taxes	30,362	8,016

Supplemental disclosure of non-cash information:
Contribution of capital stock to employees’ defined contribution benefit plans	948	2,683

5.	FAIR VALUE MEASUREMENTS
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

Level 3: Inputs that are unobservable.

As of December 31, 2010, the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Derivatives (1)	$-	$4,016	$-	$4,016

Total assets at fair value	$-	$4,016	$-	$4,016

Liabilities:
Derivatives (1)	$-	$1,435	$-	$1,435

Total liabilities at fair value	$-	$1,435	$-	$1,435

As of June 30, 2010, the fair value of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Derivatives (1)	$-	$43	$-	$43

Total assets at fair value	$-	$43	$-	$43

Liabilities:
Derivatives (1)	$-	$3,453	$-	$3,453

Total liabilities at fair value	$-	$3,453	$-	$3,453

(1)	Foreign currency derivative and interest rate swap contracts are valued based on observable market spot and forward rates and are classified within Level 2 of the fair value hierarchy.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As part of our financial risk management program, we use certain derivative financial instruments. We do not enter into derivative transactions for speculative purposes and therefore hold no derivative instruments for trading purposes. We use derivative financial instruments to provide predictability to the effects of changes in foreign exchange rates on our consolidated results and to achieve our targeted mix of fixed and floating interest rates on outstanding debt. We account for derivative instruments as a hedge of the related asset, liability, firm commitment or anticipated transaction when the derivative is specifically designated as a hedge of such items. Our objective in managing foreign exchange exposures with derivative instruments is to reduce volatility in cash flow, allowing us to focus more of our attention on business operations. With respect to interest rate management, these derivative instruments allow us to achieve our targeted fixed-to-floating interest rate mix as a separate decision from funding arrangements in the bank and public debt markets. We measure hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The ineffective portions are recorded in other (income) expense, net.

The fair value of derivatives designated in the condensed consolidated balance sheet are as follows:

	December 31,	June 30,
(in thousands)	2010	2010

Derivatives designated as hedging instruments
Other current assets - range forward contracts	$363	$34
Other current liabilities - range forward contracts	(394)	(2)
Other assets - forward starting interest rate swap contracts	2,597	-
Other liabilities - forward starting interest rate swap contracts	(919)	(2,348)

Total derivatives designated as hedging instruments	1,647	(2,316)

Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	1,056	9
Other current liabilities - currency forward contracts	(122)	(1,103)

Total derivatives not designated as hedging instruments	934	(1,094)

Total derivatives	$2,581	$(3,410)

Certain currency forward contracts hedging significant cross-border intercompany loans are considered as other derivatives and therefore do not qualify for hedge accounting. These contracts are recorded at fair value in the balance sheet, with the offset to other (income) expense, net. (Gains) losses related to derivatives not designated as hedging instruments have been recognized as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2010	2009	2010	2009

Other expense (income), net - currency forward contracts	$865	$9,742	$(1,782)	$6,997

FAIR VALUE HEDGES
Fixed-to-floating interest rate swap contracts, designated as fair value hedges, are entered into from time to time to hedge our exposure to fair value fluctuations on a portion of our fixed rate debt. These interest rate swap contracts convert a portion of our fixed rate debt to floating rate debt. These contracts require periodic settlement and the difference between amounts to be received and paid under the interest rate swap contracts is recognized in interest expense. We had no such contracts outstanding at December 31, 2010 and June 30, 2010, respectively.
In February 2009, we terminated interest rate swap contracts to convert $200.0 million of our fixed rate debt to floating rate debt. These contracts were originally set to mature in June 2012. Upon termination, we received a cash payment of $13.2 million. This gain is being amortized as a component of interest expense over the remaining term of the related debt using the effective interest rate method. During the three and six months ended December 31, 2010, $1.4 million and $2.9 million respectively, were recognized as reductions in interest expense. During the three and six months ended December 31, 2009, $1.4 million and $2.8 million respectively, were recognized as reductions in interest expense.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CASH FLOW HEDGES
Currency forward contracts and range forward contracts (a transaction where both a put option is purchased and a call option is sold), designated as cash flow hedges, hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive loss, net of tax, and are recognized as a component of other (income) expense, net when the underlying sale of products or services are recognized into earnings. The notional amount of the contracts translated into U.S. dollars at December 31, 2010 and 2009, was $64.1 million and $29.2 million, respectively. The time value component of the fair value of range forwards is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at December 31, 2010, we expect to recognize a loss of $0.2 million in the next 12 months on outstanding derivatives.
We enter into floating-to-fixed interest rate swap contracts, designated as cash flow hedges, from time to time to hedge our exposure to interest rate changes on a portion of our floating rate debt. These interest rate swap contracts convert a portion of our floating rate debt to fixed rate debt. We record the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to accumulated other comprehensive loss, net of tax. At December 31, 2010 we had forward starting interest rate swap contracts outstanding for forecasted transactions that effectively converted a cumulative notional amount of $125 million from floating to fixed interest rates. As of December 31, 2010 we recorded a net asset of $1.7 million on these contracts which was recorded as an offset in other comprehensive income, net of tax. Over the next 12 months, assuming the market rates remain constant with the rates at December 31, 2010, we do not expect to recognize into earnings any significant gains or losses on outstanding derivatives. We had no such contracts outstanding at December 31, 2009.
(Gains) losses related to cash flow hedges have been recognized as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2010	2009	2010	2009

(Gains) losses recognized in other comprehensive loss - range forward contracts	$(326)	$(75)	$169	$69

Losses (gains) reclassified from accumulated other comprehensive loss into other (income) expense, net - range forward contracts	$115	$(102)	$140	$(1,510)

No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the six months ended December 31, 2010 and 2009, respectively.
7.	RESTRUCTURING CHARGES
We continued to implement restructuring plans to reduce costs and improve operating efficiencies. These actions taken during the six months ended December 31, 2010 related primarily to the rationalization of certain manufacturing facilities. Restructuring and related charges recorded during the six months ended December 31, 2010 amounted to $9.4 million, including $7.1 million of restructuring charges of which $0.5 million were related to inventory disposals and recorded in cost of goods sold. Restructuring-related charges of $1.5 million and $0.8 million were recorded in cost of goods sold and operating expense, respectively during the six months ended December 31, 2010.

Restructuring and related charges recorded during the six months ended December 31, 2009 amounted to $12.7 million, including $11.2 million of restructuring charges. Restructuring-related charges of $1.0 million and $0.5 million were recorded in cost of goods sold and operating expense, respectively, during the same period.

The combined total pre-tax charges are expected to be approximately $160 million to $165 million, which is expected to be approximately 70% Industrial and 30% Infrastructure. We expect the majority of these pre-tax charges to be severance charges. Total restructuring and related charges since inception of $138 million have been recorded through December 31, 2010: approximately $97 million in Industrial and approximately $41 million in Infrastructure. The remaining restructuring charges are expected to be completed within the next three to six months and are anticipated to be mostly cash expenditures.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The restructuring accrual is recorded in other current liabilities in our condensed consolidated balance sheet and the amount attributable to each segment is as follows:

			Asset	Cash
(in thousands)	June 30, 2010	Expense	Write-down	Expenditures	Translation	December 31, 2010

Industrial
Severance	$18,327	$2,175	$-	$(7,569)	$1,112	$14,045
Facilities	508	1,048	(1,048)	(378)	-	130
Other	403	1,377	-	(1,367)	37	450

Total Industrial	19,238	4,600	(1,048)	(9,314)	1,149	14,625

Infrastructure
Severance	7,637	1,192	-	(4,147)	609	5,291
Facilities	211	574	(574)	(207)	-	4
Other	168	755	-	(749)	20	194

Total Infrastructure	8,016	2,521	(574)	(5,103)	629	5,489

Total	$27,254	$7,121	$(1,622)	$(14,417)	$1,778	$20,114

			Asset	Cash
(in thousands)	June 30, 2009	Expense	Write-down	Expenditures	Translation	June 30, 2010

Industrial
Severance	$18,378	$29,082	$-	$(28,086)	$(1,047)	$18,327
Facilities	477	790	(604)	(142)	(13)	508
Other	176	1,393	-	(1,241)	75	403

Total Industrial	19,031	31,265	(604)	(29,469)	(985)	19,238

Infrastructure
Severance	7,659	12,119	-	(11,704)	(437)	7,637
Facilities	199	329	(251)	(59)	(7)	211
Other	73	580	-	(517)	32	168

Total Infrastructure	7,931	13,028	(251)	(12,280)	(412)	8,016

Total	$26,962	$44,293	$(855)	$(41,749)	$(1,397)	$27,254

See Note 19 for further discussion regarding the Company’s segments.
8.	DISCONTINUED OPERATIONS
On June 30, 2009, we completed the sale of our high speed steel drills and related product lines. This divestiture was accounted for as discontinued operations. Cash proceeds received from this divestiture amounted to $28.5 million of which $27.0 million was received during the six months ended December 31, 2009. We did not incur any pre-tax charges related to this divestiture during the three and six months ended December 31, 2010. We incurred pre-tax charges related to the divestiture of $0.1 million and $2.3 million during the three and six months ended December 31, 2009, respectively. We do not expect to incur any additional pre-tax charges related to this divestiture.

The following represents the results of discontinued operations:

	Three Months Ended	Six Months Ended
(in thousands)	December 31, 2009	December 31, 2009

Sales	$-	$-

Loss from discontinued operations before income taxes	$(59)	$(2,269)
Income tax benefit	3	846

Loss from discontinued operations	$(56)	$(1,423)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	STOCK-BASED COMPENSATION
On October 26, 2010, the Company’s shareowners approved the Kennametal Inc., Stock and Incentive Plan of 2010 (the “2010 Plan”). The 2010 Plan authorizes the issuance of up to 3,500,000 shares of the Company’s common stock plus the remaining shares from the 2002 Plan. Shares can be issued in the form of incentive stock options, non-statutory stock options, stock appreciation rights, performance share awards, performance unit awards, restricted stock awards, restricted unit awards and share awards.

Stock Options

The assumptions used in our Black-Scholes valuation related to grants made during the six months ended December 31, 2010 and 2009 were as follows:

	2010	2009

Risk-free interest rate	1.4%	2.3%
Expected life (years) (1)	4.5	4.5
Expected volatility (2)	47.0%	43.9%
Expected dividend yield	2.0%	1.8%

(1)	Expected life is derived from historical experience.

(2)	Expected volatility is based on the historical volatility of our stock.
Changes in our stock options for the six months ended December 31, 2010 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic value
	Options	Exercise Price	Life (years)	(in thousands)

Options outstanding, June 30, 2010	3,582,075	$25.59
Granted	545,987	27.01
Exercised	(353,954)	21.01
Lapsed and forfeited	(37,114)	27.59

Options outstanding, December 31, 2010	3,736,994	$26.22	6.2	$49,478

Options vested and expected to vest, December 31, 2010	3,643,179	$26.24	6.2	$48,157

Options exercisable, December 31, 2010	2,223,253	$26.41	4.9	$29,023

During the six months ended December 31, 2010 and 2009, compensation expense related to stock options was $3.5 million and $3.0 million, respectively. As of December 31, 2010, the total unrecognized compensation cost related to options outstanding was $6.5 million and is expected to be recognized over a weighted average period of 2.6 years.
Weighted average fair value of options granted during the six months ended December 31, 2010 and 2009 was $9.22 and $7.28, respectively. Fair value of options vested during the six months ended December 31, 2010 and 2009 was $4.2 million and $4.0 million, respectively.
Tax benefits, relating to excess stock-based compensation deductions, are presented in the statement of cash flow as financing cash inflows. Tax benefits resulting from stock-based compensation deductions exceeded amounts reported for financial reporting purposes by $1.3 million for the six months ended December 31, 2010. Amounts reported for financial reporting purposes exceeded the tax benefit by $0.3 million for the six months ended December 31, 2009.
The amount of cash received from the exercise of capital stock options during the six months ended December 31, 2010 and 2009 was $7.0 million and $2.1 million, respectively. The related tax benefit for the six months ended December 31, 2010 and 2009 was $1.7 million and $0.2 million, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2010 and 2009 was $4.8 million and $0.7 million, respectively.
Under the provisions of the 2010 Plan participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during the six months ended December 31, 2010 was $0.4 million. There were no such shares delivered during the six months ended December 31, 2009.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Awards
Changes in our restricted stock awards for the six months ended December 31, 2010 were as follows:

		Weighted
		Average Fair
	Shares	Value

Unvested restricted stock awards, June 30, 2010	198,701	$32.71
Vested	(84,783)	31.78
Forfeited	(753)	31.26

Unvested restricted stock awards, December 31, 2010	113,165	$33.41

During the six months ended December 31, 2010 and 2009, compensation expense related to restricted stock awards was $1.2 million and $1.5 million, respectively. As of December 31, 2010, the total unrecognized compensation cost related to unvested restricted stock awards was $1.7 million and is expected to be recognized over a weighted average period of 1.3 years.
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
Changes in our time vesting and performance vesting restricted stock units for the six months ended December 31, 2010 were as follows:

		Performance
	Performance	Vesting		Time Vesting
	Vesting	Weighted	Time Vesting	Weighted
	Stock	Average Fair	Stock	Average Fair
	Units	Value	Units	Value

Unvested performance vesting and time vesting restricted stock units, June 30, 2010	-	$-	546,713	$24.29
Granted	134,807	26.89	525,250	26.93
Vested	-	-	(48,066)	21.56
Forfeited	-	-	(6,760)	26.14

Unvested performance vesting and time vesting restricted stock units, December 31, 2010	134,807	$26.89	1,017,137	$25.78

During the six months ended December 31, 2010 and 2009, compensation expense related to time vesting and performance vesting restricted stock units was $6.6 million and $1.1 million, respectively. As of December 31, 2010, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $18.5 million and is expected to be recognized over a weighted average period of 2.8 years.
Restricted Stock Units – STEP
As of December 31, 2010, participating executives had been granted awards under the Kennametal Inc. 2008 Strategic Transformational Equity Program, under the 2002 Plan (STEP), equal to that number of restricted stock units having a value of $30.3 million. A further amount of $7.0 million remains available under the STEP for additional awards that could be made to other executives; however, the Company has decided that it will not make any further awards under the STEP. No new grants under the STEP were made in the six months ended December 31, 2010 and it is assumed that none of these units will vest. There are no voting rights or dividends associated with restricted stock units under the STEP.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Under the STEP, there are two interim measurement dates, September 30, 2009 and 2010, and a final measurement date, September 30, 2011, at which performance is assessed. Participants may earn up to a cumulative 35 percent of the maximum restricted stock units awarded if certain threshold levels of performance are achieved through the two interim measurement dates. The threshold level of performance for September 30, 2010 and 2009 were not achieved and no restricted stock units were earned under the STEP. Generally, the payment of any restricted stock units under the STEP is also conditioned upon the participants being employed by the Company on the date of distribution and the satisfaction of all other provisions of the STEP. As of December 31, 2010, no restricted stock units have been earned or paid under the STEP.

The unvested EPS performance-based STEP restricted stock units as of December 31, 2010 were 502,371 and the weighted average fair value was $35.54.

The unvested TSR performance-based STEP restricted stock units as of December 31, 2010 were 270,501 and the weighted average fair value was $8.35.

During the six months ended December 31, 2010 and 2009, compensation expense related to STEP restricted stock units was $0.3 million in both years. As of December 31, 2010, the total unrecognized compensation cost related to unvested STEP restricted stock units was $0.4 million and is expected to be recognized over a weighted average period of 0.8 years.
10.	BENEFIT PLANS
We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to some U.S. employees.

The table below summarizes the components of net periodic pension cost:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2010	2009	2010	2009

Service cost	$1,909	$1,997	$3,822	$3,995
Interest cost	10,208	10,675	20,458	21,350
Expected return on plan assets	(12,027)	(11,591)	(24,073)	(23,164)
Amortization of transition obligation	12	14	26	29
Amortization of prior service credit	(70)	(70)	(141)	(140)
Special termination benefits	-	507	-	1,967
Settlement loss	270	-	533	-
Recognition of actuarial losses	3,064	1,128	6,132	2,251

Net periodic pension cost	$3,366	$2,660	$6,757	$6,288

The table below summarizes the components of the net periodic other postretirement benefit cost:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2010	2009	2010	2009

Service cost	$19	$25	$38	$50
Interest cost	259	316	518	633
Amortization of prior service cost	-	2	-	4
Recognition of actuarial gains	(47)	(92)	(94)	(184)

Net periodic other postretirement benefit cost	$231	$251	$462	$503

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for approximately 49 percent and 51 percent of total inventories at December 31, 2010 and June 30, 2010, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

Inventories consisted of the following:

	December 31,	June 30,
(in thousands)	2010	2010

Finished goods	$261,854	$227,096
Work in process and powder blends	145,440	134,732
Raw materials and supplies	87,953	62,673

Inventories at current cost	495,247	424,501
Less: LIFO valuation	(69,290)	(60,233)

Total inventories	$425,957	$364,268

12.	LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consist primarily of Senior Unsecured Notes issued in June 2002 having an aggregate face amount of $300.0 million, maturing in June 2012, as well as borrowings under a five-year, multi-currency, revolving credit facility (2010 Credit Agreement) which permits revolving credit loans of up to $500.0 million for working capital, capital expenditures and general corporate purposes. The 2010 Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2010 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us.

The 2010 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with these financial covenants as of December 31, 2010. We had no borrowings outstanding under the 2010 Credit Agreement as of December 31, 2010 and June 30, 2010.

Borrowings under the 2010 Credit Agreement are guaranteed by our significant domestic subsidiaries.

Fixed rate debt had a fair market value of $322.8 million and $325.5 million at December 31, 2010 and June 30, 2010, respectively. The fair value is determined based on the quoted market price of this debt as of December 31, 2010 and June 30, 2010, respectively.
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

Other Environmental We establish and maintain reserves for other potential environmental costs which amounted to $6.1 million as of December 31, 2010. This accrual represents anticipated costs associated with the remediation of these issues. We recorded approximately $1.3 million related to an environmental liability in our international operations and unfavorable foreign currency translation adjustments of $0.4 million for the six months ended December 31, 2010. In addition, we paid a civil penalty of $0.2 million during the six months ended December 31, 2010 related to our Chestnut Ridge, Pennsylvania facility closure.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The reserves we have established for environmental liabilities represent our best current estimate of the costs of addressing all identified environmental situations, based on our review of currently available evidence, and taking into consideration our prior experience in remediation and that of other companies, as well as public information released by the USEPA, other governmental agencies, and by the PRP groups in which we are participating. Although the reserves currently appear to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and we can give no assurance that our estimate of any environmental liability will not increase or decrease in the future. The reserved and unreserved exposures for all environmental concerns could change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs and the involvement of and direction taken by the government on these matters.
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

The effective income tax rate for the three months ended December 31, 2010 and 2009 was 21.3 percent compared to 44.7 percent, respectively. The current year rate reflects the favorable impact of stronger operating results under our pan-European business strategy and the extension of the credit for increasing research activities included in the Tax Relief Act of 2010 enacted in the quarter. The prior year rate was unfavorably impacted by restructuring and related charges in lower tax jurisdictions and from the effects of having a relatively low pre-tax base.

The effective income tax rate for the six months ended December 31, 2010 and 2009 was 24.3 percent (provision on income) compared to 2.5 percent (benefit on a loss), respectively. The current year rate reflects the favorable impact of stronger operating results under our pan-European business strategy. The prior year rate was unfavorably impacted by restructuring and related charges in lower tax jurisdictions and from the effects of having a relatively low pre-tax base.
15.	EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that may occur related to the issuance of capital stock through grants of capital stock options, restricted stock awards and restricted stock units. The difference between basic and diluted earnings per share relates solely to the effect of capital stock options, restricted stock awards and restricted stock units.

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options, unvested restricted stock awards and unvested restricted stock units by 1.1 million shares and 0.7 million shares for the three months ended December 31, 2010 and 2009, respectively. For the six months ended December 31, 2010, the effect of these items was 0.9 million shares. For the six months ended December 31, 2009, the effect was anti-dilutive and therefore has been excluded from diluted shares outstanding as well as from the diluted earnings per share calculation. Unexercised capital stock options, restricted stock units and restricted stock awards of 0.6 million shares and 2.9 million shares for the three months ended December 31, 2010 and 2009, respectively, and 0.7 million shares and 3.0 million shares for the six months ended December 31, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because the inclusion would have been anti-dilutive.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.	EQUITY

A summary of the changes in the carrying amounts of total equity, Kennametal shareowners’ equity and equity attributable to noncontrolling interests as of December 31, 2010 and 2009 is as follows:

	Kennametal Shareowners’ Equity
				Accumulated
		Additional		other	Non-
	Capital	paid-in	Retained	comprehensive	controlling
(in thousands)	stock	capital	earnings	(loss) income	interests	Total equity

Balance as of June 30, 2010	$102,379	$492,454	$793,448	$(72,781)	$17,943	$1,333,443
Net income	-	-	78,390	-	1,856	80,246
Other comprehensive income	-	-	-	70,174	1,292	71,466
Dividend reinvestment	7	152	-	-	-	159
Capital stock issued under employee benefit and stock plans	496	20,953	-	-	-	21,449
Purchase of capital stock	(379)	(9,896)	-	-	-	(10,275)
Cash dividends paid	-	-	(19,929)	-	(132)	(20,061)

Total equity, December 31, 2010	$102,503	$503,663	$851,909	$(2,607)	$20,959	$1,476,427

	Kennametal Shareowners’ Equity
				Accumulated
		Additional		other	Non-
	Capital	paid-in	Retained	comprehensive	controlling
(in thousands)	stock	capital	earnings	income	interests	Total equity

Balance as of June 30, 2009	$91,540	$357,839	$786,345	$11,719	$20,012	$1,267,455
Net (loss) income	-	-	(3,850)	-	899	(2,951)
Other comprehensive income	-	-	-	23,551	530	24,081
Dividend reinvestment	8	138	-	-	-	146
Capital stock issued under employee benefit and stock plans	261	10,451	-	-	-	10,712
Purchase of capital stock	(8)	(138)	-	-	-	(146)
Equity offering	10,063	110,633				120,696
Cash dividends paid	-	-	(19,572)	-	(176)	(19,748)

Total equity, December 31, 2009	$101,864	$478,923	$762,923	$35,270	$21,265	$1,400,245

The amounts of comprehensive income attributable to Kennametal shareowners and noncontrolling interests are disclosed in Note 17.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.	COMPREHENSIVE INCOME
Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Net income (loss)	$44,290	$6,237	$80,246	$(2,951)
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges, net of income tax	177	(6)	223	(1,045)
Reclassification of unrealized loss on expired derivatives designated and qualified as cash flow hedges, net of income tax	5,780	57	2,187	20
Unrecognized net pension and other postretirement benefit gains (losses), net of income tax	564	(316)	(1,622)	554
Reclassification of net pension and other postretirement benefit losses, net of income tax	1,859	598	3,720	1,191
Foreign currency translation adjustments, net of income tax	(7,293)	(1,948)	66,958	23,361

Total comprehensive income	45,377	4,622	151,712	21,130
Comprehensive income attributable to noncontrolling interests	604	384	3,148	1,429

Comprehensive income attributable to Kennametal Shareowners	$44,773	$4,238	$148,564	$19,701

18.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of cost over the fair value of the net assets of acquired companies. Goodwill and other intangible assets with indefinite lives are tested at least annually for impairment. We perform our annual impairment tests during the June quarter in connection with our annual planning process unless there are impairment indicators that warrant a test prior to that. In conjunction with the implementation of our new operating structure on July 1, 2010, we tested goodwill for impairment and determined that there was no impairment at that time. We have noted no impairment indicators warranting additional testing. See Note 19 for further discussion regarding the Company’s segments.
A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such are as follows:

(in thousands)	Industrial	Infrastructure	Total

Goodwill	$393,974	$246,311	$640,285
Accumulated impairment losses	(150,842)	-	(150,842)

Balance as of June 30, 2010	$243,132	$246,311	$489,443

Adjustments	$121	$-	$121
Translation	9,065	2,161	11,226

Change in goodwill	9,186	2,161	11,347

Goodwill	403,160	248,472	651,632
Accumulated impairment losses	(150,842)	-	(150,842)

Balance as of December 31, 2010	$252,318	$248,472	$500,790

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of our intangible assets were as follows:

	Estimated	December 31, 2010		June 30, 2010
	Useful Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Amount	Amortization

Contract-based	4 to 15	$6,252	$(5,241)	$6,357	$(5,218)
Technology-based and other	4 to 15	38,693	(23,231)	37,136	(20,422)
Customer-related	10 to 20	111,293	(33,688)	108,470	(29,255)
Unpatented technology	30	19,378	(4,609)	19,216	(4,572)
Trademarks	5 to 20	10,853	(4,444)	10,647	(3,876)
Trademarks	Indefinite	38,661	-	36,823	-

Total		$225,130	$(71,213)	$218,649	$(63,343)

During the six months ended December 31, 2010, we recorded amortization expense of $5.9 million related to our intangible assets and favorable foreign currency translation adjustments of $4.5 million.
19.	SEGMENT DATA
In order to take additional advantage of growth opportunities as well as to provide a better platform for continually improving the efficiency and effectiveness of operations, we implemented a new operating structure at the beginning of fiscal 2011.
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
Under the new structure, more corporate expenses will be allocated to the new segments than were allocated to the previous segments. Corporate expenses related to executive retirement plans, the Company’s Board of Directors and strategic initiatives, as well as certain other costs will continue to be reported as Corporate.
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
The Infrastructure segment serves customers that operate in the earthworks and energy end markets. These customers support primary industries such as oil and gas, power generation, underground mining, surface and hard rock mining, highway construction and road maintenance. Generally, our Infrastructure segment customers are served through a customer intimacy model that allows us to offer full system solutions by gaining an in depth understanding of our customers engineering needs. Our product offering promotes value by bringing enhanced performance and productivity to our customers’ processes and systems.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our external sales and operating income by segment are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009(1)	2010	2009(1)

External sales:
Industrial	$369,139	$277,784	$699,797	$526,137
Infrastructure	196,629	165,081	395,129	326,123

Total external sales	$565,768	$442,865	$1,094,926	$852,260

Operating income:
Industrial	$42,157	$5,903	$78,265	$(11,948)
Infrastructure	21,566	18,250	48,069	29,898
Corporate	(2,106)	(8,682)	(7,205)	(12,010)

Total operating income	$61,617	$15,471	$119,129	$5,940

Interest expense	$5,564	$5,954	$11,527	$12,325
Other (income) expense, net	(253)	(1,866)	1,658	(4,818)

Income (loss) from continuing operations before income taxes	$56,306	$11,383	$105,944	$(1,567)

Our total assets by segment are as follows:

	December 31,	June 30,
(in thousands)	2010	2010

Total assets:
Industrial	$1,363,416	$1,310,635
Infrastructure	706,890	682,169
Corporate	324,687	275,019

Total assets	$2,394,993	$2,267,823

(1)	Amounts for the three and six months ended December 31, 2009 and for the period as of June 30, 2010 have been restated to reflect the change in reportable operating segments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
We experienced growth for the December quarter across most of our major served end markets. Our sales for the quarter ended December 31, 2010 grew 28 percent compared to sales for the December quarter one year ago. Operating margin for the quarter increased by $46.1 million on sales that were $122.9 million higher, resulting in 38 percent year-over-year operating leverage. During the quarter, we experienced certain raw material cost increases. We believe these costs will ultimately be recovered as we continue to implement pricing increases.
Our restructuring programs remain on track to deliver the anticipated annual ongoing pre-tax savings of $160 million to $165 million once all programs are fully implemented. These programs delivered $41 million of benefits in the quarter ended December 31, 2010.
For the quarter ended December 31, 2010, we recorded net income attributable to Kennametal of $43.5 million or $0.52 per diluted share compared to $6.0 million or $0.07 per diluted share for the three months ended December 31, 2009. The drivers of our improved performance were higher sales, favorable capacity utilization and mix, and incremental restructuring benefits of $8 million. These benefits were partially offset by higher employment costs of $13.2 million, the restoration of temporary cost reductions of $8.7 million and higher input costs.
We generated cash flow from operating activities of $67.4 million during the six months ended December 31, 2010, driven by our operating performance.
In addition, we invested further in technology and innovation to continue delivering a high level of new products to our customers. Research and development expenses totaled $17.9 million for the three months ended December 31, 2010.
The following narrative provides further discussion and analysis of our results of operations, liquidity and capital resources, as well as other pertinent matters.
RESULTS OF CONTINUING OPERATIONS
SALES
Sales for the three months ended December 31, 2010 were $565.8 million, an increase of $122.9 million, or 27.7 percent, from $442.9 million in the prior year quarter. Sales increased organically by 31 percent, partially offset by a 2 percent unfavorable impact from foreign currency effects and an unfavorable impact from fewer business days. The improvement in sales was driven by continued expansion in industrial activity in most of our served end markets and all major geographies.
Sales for the six months ended December 31, 2010 were $1,094.9 million, an increase of $242.6 million, or 28.5 percent, from $852.3 million in the prior year quarter. Sales increased organically by 33 percent, partially offset by a 3 percent unfavorable impact from foreign currency effects and an unfavorable impact from fewer business days. The improvement in sales was driven by continued expansion in industrial activity in all of our major served end markets and all major geographies, led by growth in general engineering and transportation with sales of 48 percent and 37 percent, respectively.
GROSS PROFIT
Gross profit for the three months ended December 31, 2010 was $200.0 million, an increase of $59.9 million from $140.1 million in the prior year quarter. This increase was due to higher organic sales volume, favorable product mix, restructuring and other cost reduction benefits and improved absorption of manufacturing costs due to higher production levels. The impact of these items was partially offset by higher raw material costs, the restoration of salaries and other employment costs that had been temporarily reduced and unfavorable foreign currency effects of $3.9 million. The gross profit margin for the three months ended December 31, 2010 was 35.4 percent, as compared to 31.6 percent generated in the prior year quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross profit for the six months ended December 31, 2010 was $388.8 million, an increase of $130.9 million from $257.9 million in the prior year quarter. This increase was due to higher organic sales volume, favorable product mix, restructuring and other cost reduction benefits and improved absorption of manufacturing costs due to higher production levels. The impact of these items was partially offset by higher raw material costs, unfavorable foreign currency effects of $9.9 million and the restoration of salaries and other employment costs that had been temporarily reduced. The prior year was also favorably impacted by one-time benefits from certain labor negotiations in Europe. The gross profit margin for the six months ended December 31, 2010 was 35.5 percent, as compared to 30.3 percent generated in the prior year period.
OPERATING EXPENSE
Operating expense for the three months ended December 31, 2010 increased $14.2 million or 12.0 percent to $132.1 million compared to $117.9 million in the prior year quarter. The increase is primarily attributable to an increase in employment costs of $12.1 million due to the restoration of employment costs that had been temporarily reduced in the prior year and higher incentive compensation and employee merit increases. These increases were partially offset by favorable foreign currency effects of $2.4 million.
Operating expense for the six months ended December 31, 2010 increased $23.0 million or 9.8 percent to $257.1 million compared to $234.1 million in the prior year quarter. The increase is primarily attributable to an increase in employment costs of $20.9 million due to the restoration of employment costs that had been temporarily reduced in the prior year, higher incentive compensation and employee merit increases. These increases were partially offset by favorable foreign currency effects of $5.9 million.
RESTRUCTURING CHARGES
We continued to implement restructuring plans to reduce costs and improve operating efficiencies. The actions taken in the December quarter related primarily to the continued rationalization of certain manufacturing facilities. Restructuring and related charges recorded during the three months ended December 31, 2010 amounted to $5.1 million, including $3.8 million of restructuring charges, of which $0.5 million were related to inventory disposals and recorded in cost of goods sold. Restructuring related charges of $0.5 million and $0.8 million were recorded in cost of goods sold and operating expense, respectively, during the three months ended December 31, 2010. We realized pre-tax benefits from these restructuring programs of approximately $41 million for the three months ended December 31, 2010.
Restructuring and related charges recorded during the six months ended December 31, 2010 amounted to $9.4 million, including $7.1 million of restructuring charges of which $0.5 million were related to inventory disposals and recorded in cost of goods sold. Restructuring related charges of $1.5 million and $0.8 million were recorded in cost of goods sold and operating expense, respectively, during the six months ended December 31, 2010. We realized pre-tax benefits from these restructuring programs of approximately $80 million for the six months ended December 31, 2010.
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
The Company’s restructuring programs are on track to deliver the anticipated annual ongoing pre-tax savings of $160 million to $165 million once all programs are fully implemented. The combined total pre-tax charges are expected to be approximately $160 million to $165 million. Total restructuring and related charges recorded from inception to December 31, 2010 were $138 million. The remaining restructuring charges are expected to be completed within the next three to six months and are anticipated to be mostly cash expenditures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST EXPENSE
Interest expense for the three months ended December 31, 2010 of $5.6 million decreased $0.4 million, or 6.7 percent, from $6.0 million in the prior year quarter. Interest expense for the six months ended December 31, 2010 of $11.5 million decreased $0.8 million, or 6.5 percent, from $12.3 million in the prior year quarter.
OTHER (INCOME) EXPENSE, NET
Other income, net for the three months ended December 31, 2010 was $0.3 million, compared to other income, net of $1.9 million for the three months ended December 31, 2009. The decrease was primarily driven by unfavorable foreign currency transaction results of $1.5 million.
Other expense, net for the six months ended December 31, 2010 was $1.7 million, compared to other income, net of $4.8 million for the six months ended December 31, 2009. The decrease of $6.5 million was primarily driven by unfavorable foreign currency transaction results of $5.2 million.
INCOME TAXES
The effective income tax rate for the three months ended December 31, 2010 and 2009 was 21.3 percent compared to 44.7 percent, respectively. The current year rate reflects the favorable impact of stronger operating results under our pan-European business strategy and the extension of the credit for increasing research activities included in the Tax Relief Act of 2010 enacted in the quarter. The prior year rate was unfavorably impacted by restructuring and related charges in lower tax jurisdictions and from the effects of having a relatively low pre-tax base.
The effective income tax rate for the six months ended December 31, 2010 and 2009 was 24.3 percent (provision on income) compared to 2.5 percent (benefit on a loss), respectively. The current year rate reflects the favorable impact of stronger operating results under our pan-European business strategy. The prior year rate was unfavorably impacted by restructuring and related charges in lower tax jurisdictions and from the effects of having a relatively low pre-tax base.
During 2011, we expect to generate a nominal amount of taxable income in jurisdictions where we have a valuation allowance recorded against our net deferred tax assets. The corresponding impact on the fiscal 2011 effective tax rate is expected to be immaterial. We believe the sustainability of future income in these jurisdictions remains uncertain. Accordingly, we have not adjusted the valuation allowance. We will again assess the sustainability of future income in these jurisdictions in conjunction with our annual planning process during our fiscal fourth quarter. If based on that assessment, we determine that it is more likely than not we will be able to realize the net deferred tax assets in these jurisdictions, we will adjust the valuation allowance. Such an adjustment would likely result in a material reduction to tax expense in the period the adjustment occurs.
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
Amounts for the three and six months ended December 31, 2010 have been restated to reflect the change in reportable operating segments.
INDUSTRIAL

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

External sales	$369,139	$277,784	$699,797	$526,137
Operating income (loss)	42,157	5,903	78,265	(11,948)

For the three months ended December 31, 2010, Industrial segment external sales increased by 32.9 percent, driven by organic sales growth of 37 percent, partially offset by unfavorable foreign currency effects of 2 percent and an unfavorable impact due to fewer business days. On an organic basis, sales increased in most served market sectors led by strong growth in general engineering and transportation sales of 49 percent and 36 percent, respectively. On a regional basis, sales increased by approximately 48 percent in Asia, 34 percent in Europe and 31 percent in the Americas.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended December 31, 2010, Industrial segment operating income increased $36.3 million. The primary drivers of the increase in operating income were higher sales volumes, improved absorption of manufacturing costs due to higher production levels, better product mix and incremental restructuring benefits. These benefits were partially offset by higher employment costs, the restoration of temporary cost reductions and higher input costs.
For the six months ended December 31, 2010, Industrial segment external sales increased by 33.0 percent, driven by organic sales growth of 38 percent, partially offset by unfavorable foreign currency effects of 3 percent and an unfavorable impact due to fewer business days. On an organic basis, sales increased in all served market sectors led by growth in general engineering and transportation. On a regional basis, sales increased by approximately 49 percent in Asia, 35 percent in the Americas and 32 percent in Europe.
For the six months ended December 31, 2010, Industrial segment operating income increased $90.2 million. The primary drivers of the increase in operating income were higher sales volumes, improved absorption of manufacturing costs due to higher production levels, better product mix and incremental restructuring benefits. These benefits were partially offset by the higher employment costs, the restoration of temporary cost reductions and higher input costs.
INFRASTRUCTURE

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

External sales	$196,629	$165,081	$395,129	$326,123
Operating income	21,566	18,250	48,069	29,898

For the three months ended December 31, 2010, Infrastructure segment external sales increased by 19.1 percent, all driven by organic sales growth. The organic increase was driven by higher sales in the energy and earthworks markets of 22 percent and 17 percent, respectively. On a regional basis, sales increased by approximately 24 percent in Asia, 21 percent in the Americas and 12 percent in Europe.
For the three months ended December 31, 2010, Infrastructure segment operating income increased $3.3 million to $21.6 million. Operating income improved primarily due to higher sales, increased absorption of manufacturing costs due to higher production levels and incremental restructuring benefits, partially offset by higher employment costs, higher input costs and the restoration of temporary cost reductions.
For the six months ended December 31, 2010, Infrastructure segment external sales increased by 21.2 percent, driven by 22 percent organic sales growth, slightly offset by unfavorable currency effects. The organic increase was driven by higher sales in the energy and earthworks markets of 33 percent and 16 percent, respectively. On a regional basis, sales increased by approximately 33 percent in Asia, 22 percent in the Americas and 14 percent in Europe.
For the six months ended December 31, 2010, Infrastructure segment operating income increased $18.2 million to $48.1 million. Operating income improved primarily due to higher sales, increased absorption of manufacturing costs due to higher production levels and incremental restructuring benefits, partially offset by higher employment costs, higher input costs and the restoration of temporary cost reductions.
CORPORATE

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Corporate unallocated expense	$(2,106)	$(8,682)	$(7,205)	$(12,010)

For the three months ended December 31, 2010, unallocated expenses decreased $6.6 million to $2.1 million. During the current year quarter, a greater percent of corporate expenses were allocated to the segments than in the prior year quarter.
For the six months ended December 31, 2010, unallocated expenses decreased $4.8 million to $7.2 million. During the current year period, a greater percent of corporate expenses were allocated to the segments than in the prior year period.
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
The 2010 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with these financial covenants as of December 31, 2010. We had no borrowings outstanding under the 2010 Credit Agreement as of December 31, 2010. Borrowings under the 2010 Credit Agreement are guaranteed by our significant domestic subsidiaries.
At December 31, 2010, cash and cash equivalents was $147.2 million, total debt was $316.4 million and total Kennametal shareowners’ equity was $1,455.5 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We closely monitor our liquidity position and the condition of the capital markets as well as the counterparty risk of our credit providers.
There have been no material changes in our contractual obligations and commitments since June 30, 2010.
Cash Flow Provided by Operating Activities
During the six months ended December 31, 2010, cash flow provided by operating activities was $67.4 million, compared to $53.4 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $141.5 million, partially offset by changes in certain assets and liabilities netting to $74.1 million. Contributing to the changes in certain assets and liabilities was an increase in inventory of $45.1 million driven by an increase in production to meet higher demand and a decrease in accounts payable and accrued liabilities of $21.2 million.
During the six months ended December 31, 2009, cash flow provided by operating activities consisted of net loss and non-cash items amounting to an inflow of $52.6 million partially offset by changes in certain assets and liabilities netting to $0.8 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts receivable of $12.0 million, a decrease in inventories of $8.4 million and an increase in other of $7.2 million, mostly offset by a decrease in accounts payable and accrued liabilities of $20.6 million and a decrease in foreign and domestic income taxes of $6.3 million.
Cash Flow (Used for) Provided by Investing Activities
Cash flow used for investing activities was $12.6 million for the six months ended December 31, 2010, compared to cash flow provided by investing activities of $10.5 million in the prior year period. During the six months ended December 31, 2010, cash flow used for investing activities included capital expenditures, net of $13.7 million, which consisted primarily of an Enterprise Resource Planning (ERP) system and equipment upgrades.
Cash flow provided by investing activities was $10.5 million for the six months ended December 31, 2009. Cash flow provided by investing activities included $27.0 million in remaining cash proceeds from the sale of our high speed steel drills business and related product lines and $0.8 million in cash proceeds from the sale of our gage business, partially offset by capital expenditures, net of $17.6 million, which consisted primarily of equipment upgrades.
Cash Flow Used for Financing Activities
Cash flow used for financing activities was $39.2 million for the six months ended December 31, 2010 compared to $42.8 million in the prior year period. During the six months ended December 31, 2010, cash flow used for financing activities included $19.9 million of cash dividends paid to shareowners, $17.6 million net decrease in borrowings and $10.3 million used for the repurchase of capital stock, partially offset by $10.2 million of dividend reinvestment and the effect of employee benefit and stock plans.
Cash flow used for financing activities was $42.8 million for the six months ended December 31, 2009. Cash flow used for financing activities included $145.1 million net decrease in borrowings and $19.6 million of cash dividends paid to shareowners, partially offset by $120.7 million in net proceeds from issuance of capital stock and $3.8 million of dividend reinvestment and the effect of employee benefit and stock plans.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION
At December 31, 2010, total assets increased $127.2 million to $2,395.0 million from $2,267.8 million at June 30, 2010. Total liabilities decreased $15.8 million to $918.6 million at December 31, 2010 from $934.4 million at June 30, 2010.
Working capital was $655.2 million at December 31, 2010, an increase of $132.3 million from $522.9 million at June 30, 2010. The increase in working capital was driven primarily by an increase in inventories of $61.7 million driven by an increase in production to meet higher demand, an increase in cash and cash equivalents of $29.0 million, a decrease in current maturities of long-term debt and capital leases, including notes payable of $18.8 million, an increase in accounts receivable of $13.8 million due to the increase in sales and a decrease in accounts payable of $8.5 million, partially offset by an increase in accrued expenses of $7.1 million. Foreign currency effects accounted for $17.1 million, $16.2 million, $8.5 million, $3.8 million and $3.5 million of the change in inventory, accounts receivable, cash and cash equivalents, accounts payable, accrued expenses, respectively.
Property, plant and equipment, net increased $1.2 million from $664.5 million at June 30, 2010 to $665.8 million at December 31, 2010, primarily due to capital additions of $21.2 million and favorable foreign currency impact of $21.1 million, partially offset by depreciation expense of $39.9 million.
At December 31, 2010, other assets were $704.1 million, an increase of $16.7 million from $687.4 million at June 30, 2010. The drivers for the increase were an increase in goodwill of $11.3 million and an increase in other assets of $7.2 million, partially offset by a decrease in other intangible assets of $1.4 million. The change in goodwill and other intangible assets was driven by foreign currency translation effects of $15.7 million, offset by amortization expense of $5.9 million. The increase in other assets was primarily driven by an increase in pension assets of $5.5 million and an increase in fair value of forward starting interest rate swap contracts of $2.6 million.
Long-term debt and capital leases decreased $2.6 million to $312.1 million at December 31, 2010 from $314.7 million at June 30, 2010.
Kennametal shareowners’ equity was $1,455.5 million at December 31, 2010, an increase of $140.0 million from $1,315.5 million at June 30, 2010. The increase was primarily due to net income attributable to Kennametal of $78.4 million, foreign currency translation adjustments of $65.7 million and capital stock issued under employee benefit and stock plans of $21.4 million, partially offset by cash dividends paid to shareowners of $19.9 million and repurchase of capital stock of $10.3 million.
ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations. With respect to the environmental proceedings listed below, if any one or more of them were decided against Kennametal, we believe that it would not have a material effect on our consolidated financial position. However, it is not possible to predict the ultimate outcome of any of these proceedings or whether such ultimate outcome may have a material effect on our consolidated financial position. We report these proceedings to comply with Securities and Exchange Commission regulations, which require us to disclose proceedings arising under federal, state or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings will result in monetary sanctions of $0.1 million or more.
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
Other Environmental We establish and maintain reserves for other potential environmental costs which amounted to $6.1 million as of December 31, 2010. This accrual represents anticipated costs associated with the remediation of these issues. We recorded approximately $1.3 million related to an environmental liability in our international operations and unfavorable foreign currency translation adjustments of $0.4 million for the six months ended December 31, 2010. In addition, we paid a civil penalty of $0.2 million during the six months ended December 31, 2010 related to our Chestnut Ridge, Pennsylvania facility closure discussed below.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In the course of preparing our Chestnut Ridge, Pennsylvania facility for closure, we discovered two outfalls for storm water that were not covered by the permits issued to the site by the Pennsylvania Department of Environmental Protection (PA DEP). We promptly plugged the outfalls and voluntarily reported the matter to the PA DEP. In June 2010, we received a draft Consent Order & Agreement from the PA DEP relating to the storm water outfalls and to a minor coolant spill in the facility. After negotiations, on November 17, 2010 the parties signed a final Consent Order & Agreement to resolve all matters, under which Kennametal agreed to conduct additional site investigations and submit reports to the PA DEP, and pay a civil penalty of $0.2 million.
The reserves we have established for environmental liabilities represent our best current estimate of the costs of addressing all identified environmental situations, based on our review of currently available evidence, and taking into consideration our prior experience in remediation and that of other companies, as well as public information released by the USEPA, other governmental agencies, and by the PRP groups in which we are participating. Although the reserves currently appear to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and we can give no assurance that our estimate of any environmental liability will not increase or decrease in the future. The reserved and unreserved exposures for all environmental concerns could change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs and the involvement of and direction taken by the government on these matters.
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

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The disclosures set forth in Part I, Item 2. “Management’s Discussion and Analysis” under the heading “Environmental Matters” are incorporated in to this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number of
			Total Number of Shares	Shares that May Yet
	Total Number of		Purchased as Part of	Be Purchased Under
	Shares	Average Price	Publicly Announced	the Plans or
Period	Purchased (1)	Paid per Share	Plans or Programs	Programs (2)

October 1 through October 31, 2010	3,132	$34.14	-	8,000,000
November 1 through November 30, 2010	275,153	34.05	269,500	7,730,500
December 1 through December 31, 2010	38,390	34.17	28,300	7,702,200

Total	316,675	$34.07	297,800	7,702,200

(1)	During the current period, 2,371 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period, employees delivered 3,943 shares of restricted stock to Kennametal, upon vesting, to satisfy tax-withholding requirements and 12,561shares of Kennametal stock as payment for the exercise price of stock options.

(2)	On October 26, 2010, the Company publicly announced a repurchase programs of up to 8 million shares of its outstanding common stock.

ITEM 6. EXHIBITS

(10)	Material Contracts
(10.1)*	Kennametal Inc. Stock and Incentive Plan of 2010	Appendix A to the 2010 Proxy Statement filed September 13, 2010 is incorporated herein by reference.
(10.2)*	Form of Performance Unit Award under Kennametal Inc. Stock and Incentive Plan of 2010	Filed herewith.
(10.3)*	Form of Restricted Unit Award under Kennametal Inc. Stock and Incentive Plan of 2010 (Employees)	Filed herewith.
(10.4)*	Form of Restricted Unit Award under Kennametal Inc. Stock and Incentive Plan of 2010 (Non-Employee Directors)	Filed herewith.
(10.5)*	Form of Nonstatutory Stock Option Award under Kennametal Inc. Stock and Incentive Plan of 2010 (Employees)	Filed herewith.
(10.6)*	Form of Nonstatutory Stock Option Award under Kennametal Inc. Stock and Incentive Plan of 2010 (Non-Employee Directors)	Filed herewith.

(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31.1)	Certification executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.
(31.2)	Certification executed by Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc., and Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(101)	XBRL
(101.INS)**	XBRL Instance Document	Filed herewith.
(101.SCH)**	XBRL Taxonomy Extension Schema Document	Filed herewith.
(101.CAL)**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
(101.LAB)**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
(101.PRE)**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*	Denotes management contract or compensatory plan or arrangement.

**	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or part of a registration statement or prospects for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.
Date: February 8, 2011	By:	/s/ Martha A. Bailey
Martha A. Bailey
Vice President Finance and Corporate Controller