Form 10-Q
period 2011-03-31
KENNAMETAL INC
filed 2011-05-09
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at April 30, 2011

Capital Stock, par value $1.25 per share	81,803,328

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands, except per share amounts)	2011	2010	2011	2010

Sales	$614,830	$493,165	$1,709,756	$1,345,425
Cost of goods sold	384,849	322,841	1,091,010	917,212

Gross profit	229,981	170,324	618,746	428,213

Operating expense	138,322	120,062	395,447	354,126
Restructuring charges (Note 7)	1,046	20,720	7,697	31,898
Amortization of intangibles	2,836	3,239	8,696	9,946

Operating income	87,777	26,303	206,906	32,243

Interest expense	5,767	6,531	17,294	18,856
Other expense (income), net	1,413	(1,496)	3,071	(6,314)

Income from continuing operations before income taxes	80,597	21,268	186,541	19,701

Provision for income taxes	15,394	11,065	41,092	11,026

Income from continuing operations	65,203	10,203	145,449	8,675
Loss from discontinued operations (Note 8)	-	-	-	(1,423)

Net income	65,203	10,203	145,449	7,252
Less: Net income attributable to noncontrolling interests	520	518	2,376	1,417

Net income attributable to Kennametal	$64,683	$9,685	$143,073	$5,835

Amounts attributable to Kennametal Shareowners:
Income from continuing operations	$64,683	$9,685	$143,073	$7,258
Loss from discontinued operations	-	-	-	(1,423)

Net income	$64,683	$9,685	$143,073	$5,835

PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREOWNERS
Basic earnings (loss) per share:
Continuing operations	$0.79	$0.12	$1.74	$0.09
Discontinued operations	-	-	-	(0.02)

	$0.79	$0.12	$1.74	$0.07

Diluted earnings (loss) per share:
Continuing operations	$0.77	$0.12	$1.72	$0.09
Discontinued operations	-	-	-	(0.02)

	$0.77	$0.12	$1.72	$0.07

Dividends per share	$0.12	$0.12	$0.36	$0.36

Basic weighted average shares outstanding	82,138	81,358	82,144	80,756

Diluted weighted average shares outstanding	83,495	82,189	83,164	81,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	June 30,
(in thousands, except per share data)	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$184,192	$118,129
Accounts receivable, less allowance for doubtful accounts of $24,245 and $24,789	418,546	326,699
Inventories (Note 11)	466,125	364,268
Deferred income taxes	71,424	62,083
Other current assets	52,510	44,752

Total current assets	1,192,797	915,931

Property, plant and equipment:
Land and buildings	365,565	341,748
Machinery and equipment	1,346,888	1,281,872
Less accumulated depreciation	(1,047,597)	(959,085)

Property, plant and equipment, net	664,856	664,535

Other assets:
Investments in affiliated companies	833	2,251
Goodwill (Note 18)	507,969	489,443
Other intangible assets, less accumulated amortization of $75,492 and $63,343 (Note 18)	153,858	155,306
Deferred income taxes	12,310	11,827
Other	36,599	28,530

Total other assets	711,569	687,357

Total assets	$2,569,222	$2,267,823

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases (Note 12)	$476	$3,539
Notes payable to banks	5,700	19,454
Accounts payable	166,085	125,360
Accrued income taxes	23,109	17,857
Accrued expenses	98,423	73,989
Other current liabilities (Note 7)	156,333	152,806

Total current liabilities	450,126	393,005
Long-term debt and capital leases, less current maturities (Note 12)	310,667	314,675
Deferred income taxes	67,650	63,266
Accrued pension and postretirement benefits	146,382	129,701
Accrued income taxes	5,870	5,193
Other liabilities	26,140	28,540

Total liabilities	1,006,835	934,380

Commitments and contingencies

EQUITY (Note 16)
Kennametal Shareowners’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	-	-
Capital stock, $1.25 par value; 120,000 shares authorized; 81,814 and 81,903 shares issued	102,267	102,379
Additional paid-in capital	495,140	492,454
Retained earnings	906,648	793,448
Accumulated other comprehensive income (loss)	36,115	(72,781)

Total Kennametal Shareowners’ Equity	1,540,170	1,315,500
Noncontrolling interests	22,217	17,943

Total equity	1,562,387	1,333,443

Total liabilities and equity	$2,569,222	$2,267,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

Nine months ended March 31 (in thousands)	2011	2010 (1)

OPERATING ACTIVITIES
Net income	$145,449	$7,252
Adjustments for non-cash items:
Depreciation	60,165	61,323
Amortization	8,696	9,946
Stock-based compensation expense	15,727	12,529
Restructuring charges	2,609	366
Loss on divestitures	-	527
Deferred income tax (benefit) provision	(2,878)	306
Other	4,637	(3,969)
Changes in certain assets and liabilities, excluding effects of divestitures:
Accounts receivable	(71,692)	(34,750)
Inventories	(74,706)	4,524
Accounts payable and accrued liabilities	37,250	9,109
Accrued income taxes	4,378	16,686
Other	(4,610)	8,788

Net cash flow provided by operating activities	125,025	92,637

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(33,348)	(30,438)
Disposals of property, plant and equipment	8,063	4,087
Proceeds from divestitures (Note 8)	-	27,788
Other	2,349	286

Net cash flow (used for) provided by investing activities	(22,936)	1,723

FINANCING ACTIVITIES
Net decrease in notes payable	(13,844)	(12,187)
Net decrease in short-term revolving and other lines of credit	-	(18,400)
Term debt borrowings	365,082	439,327
Term debt repayments	(366,653)	(555,041)
Purchase of capital stock	(26,457)	(224)
Net proceeds from equity offering	-	120,693
Dividend reinvestment and the effect of employee benefit and stock plans	15,081	6,603
Cash dividends paid to shareowners	(29,873)	(29,429)
Other	(1,045)	(1,096)

Net cash flow used for financing activities	(57,709)	(49,754)

Effect of exchange rate changes on cash and cash equivalents	21,683	(3,536)

CASH AND CASH EQUIVALENTS
Net increase in cash and cash equivalents	66,063	41,070
Cash and cash equivalents, beginning of period	118,129	69,823

Cash and cash equivalents, end of period	$184,192	$110,893

(1)	Amounts presented include cash flows from discontinued operations.
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION

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

The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with our 2010 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2010 was derived from the audited balance sheet included in our 2010 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal, recurring adjustments. The results for the nine months ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2011 is to the fiscal year ending June 30, 2011. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its consolidated subsidiaries.
3.	NEW ACCOUNTING STANDARDS

Adopted

As of January 1, 2011, Kennametal adopted changes to intangible impairment testing for reporting units with zero or negative carrying amounts. These changes require an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not that an intangible impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s intangible assets are not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. The adoption of this guidance did not have an impact on our condensed consolidated financial statements.

As of January 1, 2011, Kennametal adopted changes to the disclosures related to business combinations for a public entity that presents comparative financial statements. This guidance also expanded the supplemental pro forma business combination disclosures. The adoption of this guidance did not have an impact on our condensed consolidated financial statements.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

Nine months ended March 31 (in thousands)	2011	2010

Cash paid (received) during the period for:
Interest	$14,684	$16,043
Income taxes	40,741	(5,129)

Supplemental disclosure of non-cash information:
Contribution of capital stock to employees’ defined contribution benefit plans	948	4,248

5.	FAIR VALUE MEASUREMENTS

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

Level 3: Inputs that are unobservable.

As of March 31, 2011, the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Derivatives (1)	$-	$4,416	$-	$4,416

Total assets at fair value	$-	$4,416	$-	$4,416

Liabilities:
Derivatives (1)	$-	$1,640	$-	$1,640

Total liabilities at fair value	$-	$1,640	$-	$1,640

(1)	Foreign currency derivative and interest rate swap contracts are valued based on observable market spot and forward rates and are classified within Level 2 of the fair value hierarchy.
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

The fair value of derivatives designated in the condensed consolidated balance sheet are as follows:

	March 31,	June 30,
(in thousands)	2011	2010

Derivatives designated as hedging instruments
Other current assets - range forward contracts	$3	$34
Other current liabilities - range forward contracts	(426)	(2)
Other assets - forward starting interest rate swap contracts	2,990	-
Other liabilities - forward starting interest rate swap contracts	(659)	(2,348)

Total derivatives designated as hedging instruments	1,908	(2,316)

Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	1,423	9
Other current liabilities - currency forward contracts	(555)	(1,103)

Total derivatives not designated as hedging instruments	868	(1,094)

Total derivatives	$2,776	$(3,410)

Certain currency forward contracts hedging significant cross-border intercompany loans are considered as other derivatives and therefore do not qualify for hedge accounting. These contracts are recorded at fair value in the balance sheet, with the offset to other expense (income), net. Losses (gains) related to derivatives not designated as hedging instruments have been recognized as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2011	2010	2011	2010

Other expense (income), net - currency forward contracts	$480	$(6,261)	$(1,302)	$794

FAIR VALUE HEDGES
Fixed-to-floating interest rate swap contracts, designated as fair value hedges, are entered into from time to time to hedge our exposure to fair value fluctuations on a portion of our fixed rate debt. These interest rate swap contracts convert a portion of our fixed rate debt to floating rate debt. These contracts require periodic settlement, and the difference between amounts to be received and paid under the interest rate swap contracts is recognized in interest expense. We had no such contracts outstanding at March 31, 2011 and June 30, 2010, respectively.
In February 2009, we terminated interest rate swap contracts to convert $200.0 million of our fixed rate debt to floating rate debt. These contracts were originally set to mature in June 2012. Upon termination, we received a cash payment of $13.2 million. This gain is being amortized as a component of interest expense over the remaining term of the related debt using the effective interest rate method. During the three and nine months ended March 31, 2011, $1.5 million and $4.4 million, respectively, were recognized as reductions in interest expense. During the three and nine months ended March 31, 2010, $1.4 million and $4.2 million, respectively, were recognized as reductions in interest expense.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CASH FLOW HEDGES
Currency forward contracts and range forward contracts (a transaction where both a put option is purchased and a call option is sold), designated as cash flow hedges, hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive loss, net of tax, and are recognized as a component of other expense (income), net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at March 31, 2011 and 2010, was $41.4 million and $17.8 million, respectively. The time value component of the fair value of range forwards is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at March 31, 2011, we expect to recognize a loss of $0.4 million in the next 12 months on outstanding derivatives.
We enter into floating-to-fixed interest rate swap contracts, designated as cash flow hedges, from time to time to hedge our exposure to interest rate changes on a portion of our floating rate debt. These interest rate swap contracts convert a portion of our floating rate debt to fixed rate debt. We record the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to accumulated other comprehensive loss, net of tax. At March 31, 2011, we had forward starting interest rate swap contracts outstanding for forecasted transactions that effectively converted a cumulative notional amount of $125 million from floating to fixed interest rates. As of March 31, 2011, we recorded a net asset of $2.3 million on these contracts which was recorded as an offset in other comprehensive income, net of tax. Over the next 12 months, assuming the market rates remain constant with the rates at March 31, 2011, we do not expect to recognize into earnings any significant gains or losses on outstanding derivatives. We had no such contracts outstanding at March 31, 2010.
Amounts related to cash flow hedges have been recognized as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2011	2010	2011	2010

Gains (losses) recognized in other comprehensive loss	$239	$8	$2,660	$(1,017)

Losses (gains) reclassified from accumulated other comprehensive loss into other expense (income), net	$293	$114	$603	$(1,234)

No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the nine months ended March 31, 2011 and 2010, respectively.
7.	RESTRUCTURING CHARGES AND RELATED CHARGES
We continued to implement restructuring plans to reduce costs and improve operating efficiencies. These actions taken during the nine months ended March 31, 2011 related primarily to the rationalization of certain manufacturing facilities. Restructuring and related charges recorded during the nine months ended March 31, 2011 amounted to $14.9 million, including $8.7 million of restructuring charges of which $1.0 million were related to inventory disposals and recorded in cost of goods sold. Restructuring-related charges of $3.0 million and $3.2 million were recorded in cost of goods sold and operating expense, respectively, during the nine months ended March 31, 2011.
Restructuring and related charges recorded during the nine months ended March 31, 2010 amounted to $35.6 million, including $32.2 million of restructuring charges, of which $0.3 million related to inventory disposals and were recorded in cost of goods sold. Restructuring-related charges of $2.3 million and $1.1 million were recorded in cost of goods sold and operating expense, respectively, during the same period.
The combined total pre-tax charges are not expected to exceed $165 million, and are expected to be approximately 70% Industrial and 30% Infrastructure. We expect the majority of these pre-tax charges to be severance charges. Total restructuring and related charges since inception of $143 million have been recorded through March 31, 2011: approximately $99 million in Industrial, approximately $42 million in Infrastructure and approximately $2 million in Corporate for the write-off our pre-existing ERP system. The remaining restructuring charges are expected to be completed within the next three months and are anticipated to be mostly cash expenditures.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The restructuring accrual is recorded in other current liabilities in our condensed consolidated balance sheet and the amount attributable to each segment is as follows:

			Asset	Cash
(in thousands)	June 30, 2010	Expense	Write-down	Expenditures	Translation	March 31, 2011

Industrial
Severance	$18,327	$2,374	$-	$(13,678)	$1,471	$8,494
Facilities	508	1,589	(1,589)	(408)	-	100
Other	403	1,355	-	(778)	76	1,056

Total Industrial	19,238	5,318	(1,589)	(14,864)	1,547	9,650

Infrastructure
Severance	7,637	1,523	-	(8,779)	944	1,325
Facilities	211	1,020	(1,020)	(211)	-	-
Other	168	870	-	(500)	49	587

Total Infrastructure	8,016	3,413	(1,020)	(9,490)	993	1,912

Total	$27,254	$8,731	$(2,609)	$(24,354)	$2,540	$11,562

			Asset	Cash
(in thousands)	June 30, 2009	Expense	Write-down	Expenditures	Translation	June 30, 2010

Industrial
Severance	$18,378	$29,082	$-	$(28,086)	$(1,047)	$18,327
Facilities	477	790	(604)	(142)	(13)	508
Other	176	1,393	-	(1,241)	75	403

Total Industrial	19,031	31,265	(604)	(29,469)	(985)	19,238

Infrastructure
Severance	7,659	12,119	-	(11,704)	(437)	7,637
Facilities	199	329	(251)	(59)	(7)	211
Other	73	580	-	(517)	32	168

Total Infrastructure	7,931	13,028	(251)	(12,280)	(412)	8,016

Total	$26,962	$44,293	$(855)	$(41,749)	$(1,397)	$27,254

8.	DISCONTINUED OPERATIONS
On June 30, 2009, we completed the sale of our high speed steel drills and related product lines. This divestiture was accounted for as discontinued operations. Cash proceeds received from this divestiture amounted to $28.5 million of which $27.0 million was received during the nine months ended March 31, 2010. We did not incur any pre-tax charges related to this divestiture during the three and nine months ended March 31, 2011. We incurred pre-tax charges related to this divestiture of $2.3 million during the nine months ended March 31, 2010. We do not expect to incur any additional pre-tax charges related to this divestiture.
The following represents the results of discontinued operations:

Nine Months Ended
(in thousands)	March 31, 2010

Sales	$-

Loss from discontinued operations before income taxes	$(2,269)
Income tax benefit	846

Loss from discontinued operations	$(1,423)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	STOCK-BASED COMPENSATION
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
Stock Options
The assumptions used in our Black-Scholes valuation related to grants made during the nine months ended March 31, 2011 and 2010 were as follows:

	2011	2010

Risk-free interest rate	1.4%	2.3%
Expected life (years) (1)	4.5	4.5
Expected volatility (2)	47.0%	43.9%
Expected dividend yield	2.0%	1.8%

(1)	Expected life is derived from historical experience.

(2)	Expected volatility is based on the historical volatility of our stock.
Changes in our stock options for the nine months ended March 31, 2011 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic value
	Options	Exercise Price	Life (years)	(in thousands)

Options outstanding, June 30, 2010	3,582,075	$25.59
Granted	545,987	27.01
Exercised	(539,658)	22.04
Lapsed and forfeited	(68,854)	26.11

Options outstanding, March 31, 2011	3,519,550	$26.35	6.2	$44,527

Options vested and expected to vest, March 31, 2011	3,408,301	$26.38	6.1	$43,003

Options exercisable, March 31, 2011	2,053,102	$26.66	4.9	$25,348

During the nine months ended March 31, 2011 and 2010, compensation expense related to stock options was $4.2 million and $3.8 million, respectively. As of March 31, 2011, the total unrecognized compensation cost related to options outstanding was $5.4 million and is expected to be recognized over a weighted average period of 2.4 years.
Weighted average fair value of options granted during the nine months ended March 31, 2011 and 2010 was $9.22 and $7.31, respectively. Fair value of options vested during the nine months ended March 31, 2011 and 2010 was $4.4 million and $4.1 million, respectively.
Tax benefits, relating to excess stock-based compensation deductions, are presented in the statement of cash flow as financing cash inflows. Tax benefits resulting from stock-based compensation deductions exceeded amounts reported for financial reporting purposes by $2.4 million for the nine months ended March 31, 2011. Amounts reported for financial reporting purposes exceeded the tax benefit by $0.2 million for the nine months ended March 31, 2010.
The amount of cash received from the exercise of capital stock options during the nine months ended March 31, 2011 and 2010 was $11.3 million and $4.3 million, respectively. The related tax benefit for the nine months ended March 31, 2011 and 2010 was $2.6 million and $0.5 million, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2011 and 2010 was $8.0 million and $1.8 million, respectively.
Under the provisions of the 2010 Plan participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during the nine months ended March 31, 2011 was $0.6 million and was immaterial for the nine months ended March 31, 2010.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Awards
Changes in our restricted stock awards for the nine months ended March 31, 2011 were as follows:

		Weighted
		Average Fair
	Shares	Value

Unvested restricted stock awards, June 30, 2010	198,701	$32.71
Vested	(105,466)	32.56
Forfeited	(1,040)	34.02

Unvested restricted stock awards, March 31, 2011	92,195	$32.90

During the nine months ended March 31, 2011 and 2010, compensation expense related to restricted stock awards was $1.6 million and $2.2 million, respectively. As of March 31, 2011, the total unrecognized compensation cost related to unvested restricted stock awards was $1.3 million and is expected to be recognized over a weighted average period of 1.1 years.
Restricted Stock Units — Time Vesting and Performance Vesting
Performance vesting restricted stock units (performance units) were granted to certain individuals. These performance units are earned pro rata each year if certain performance goals are met over a 3-year period, and are also subject to a service condition that requires the individual to be employed by the Company at the payment date after the 3-year performance period.
Changes in our time vesting and performance vesting restricted stock units for the nine months ended March 31, 2011 were as follows:

		Performance
	Performance	Vesting		Time Vesting
	Vesting	Weighted	Time Vesting	Weighted Average
	Stock	Average Fair	Stock	Fair
	Units	Value	Units	Value

Unvested performance vesting and time vesting restricted stock units, June 30, 2010	-	$-	546,713	$24.29
Granted	134,807	26.89	525,250	26.93
Vested	-	-	(73,806)	23.24
Forfeited	(12,396)	26.89	(40,883)	25.51

Unvested performance vesting and time vesting restricted stock units, March 31, 2011	122,411	$26.89	957,274	$25.78

During the nine months ended March 31, 2011 and 2010, compensation expense related to time vesting and performance vesting restricted stock units was $8.6 million and $1.9 million, respectively. As of March 31, 2011, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $15.2 million and is expected to be recognized over a weighted average period of 2.6 years.
Restricted Stock Units — STEP
As of March 31, 2011, participating executives had been granted awards under the Kennametal Inc. 2008 Strategic Transformational Equity Program, under the 2002 Plan (STEP), equal to that number of restricted stock units having a value of $27.8 million. A further amount of $9.5 million remains available under the STEP for additional awards that could be made to other executives; however, the Company has decided that it will not make any further awards under the STEP. No new grants under the STEP were made in the nine months ended March 31, 2011, and it is assumed that none of these units will vest. There are no voting rights or dividends associated with restricted stock units under the STEP.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes to the EPS performance-based portion of the STEP restricted stock units for the nine months ended March 31, 2011 were as follows:

		Weighted
	Stock	Average Fair
	Units	Value

Unvested EPS performance-based restricted stock units, June 30, 2010	502,371	$35.54
Granted	-	-
Forfeited	(41,519)	37.45

Unvested EPS performance-based restricted stock units, March 31, 2011	460,852	$35.37

Changes to the TSR performance-based portion of the STEP restricted stock units for the nine months ended March 31, 2011 were as follows:

		Weighted
	Stock	Average Fair
	Units	Value

Unvested TSR performance-based restricted stock units, June 30, 2010	270,501	$8.35
Granted	-	-
Forfeited	(22,355)	9.20

Unvested TSR performance-based restricted stock units, March 31, 2011	248,146	$8.28

During the nine months ended March 31, 2011 and 2010, compensation expense related to STEP restricted stock units was $0.3 million and $0.5 million, respectively. As of March 31, 2011, the total unrecognized compensation cost related to unvested STEP restricted stock units was $0.3 million and is expected to be recognized over a weighted average period of 0.5 years.
10.	BENEFIT PLANS
We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to some U.S. employees.
The table below summarizes the components of net periodic pension cost:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2011	2010	2011	2010

Service cost	$1,927	$1,976	$5,748	$5,971
Interest cost	10,319	10,525	30,776	31,875
Expected return on plan assets	(12,074)	(11,519)	(36,146)	(34,683)
Amortization of transition obligation	13	12	39	41
Amortization of prior service credit	(70)	(70)	(211)	(210)
Special termination benefits	-	1,610	-	3,577
Settlement loss	277	-	810	-
Recognition of actuarial losses	3,076	1,104	9,208	3,355

Net periodic pension cost	$3,468	$3,638	$10,224	$9,926

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below summarizes the components of the net periodic other postretirement benefit cost:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2011	2010	2011	2010

Service cost	$19	$25	$57	$74
Interest cost	259	316	777	949
Amortization of prior service cost	-	2	-	6
Recognition of actuarial gains	(47)	(92)	(142)	(276)

Net periodic other postretirement benefit cost	$231	$251	$692	$753

11.	INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for approximately 47 percent and 51 percent of total inventories at March 31, 2011 and June 30, 2010, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

	March 31,	June 30,
(in thousands)	2011	2010

Finished goods	$292,068	$227,096
Work in process and powder blends	153,811	134,732
Raw materials and supplies	91,359	62,673

Inventories at current cost	537,238	424,501
Less: LIFO valuation	(71,113)	(60,233)

Total inventories	$466,125	$364,268

12.	LONG-TERM DEBT AND CAPITAL LEASES
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
The 2010 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with these financial covenants as of March 31, 2011. We had no borrowings outstanding under the 2010 Credit Agreement as of March 31, 2011 and June 30, 2010.
Borrowings under the 2010 Credit Agreement are guaranteed by our significant domestic subsidiaries.
Fixed rate debt had a fair market value of $319.1 million and $325.5 million at March 31, 2011 and June 30, 2010, respectively. The fair value is determined based on the quoted market price of this debt as of March 31, 2011 and June 30, 2010, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Other Environmental We establish and maintain reserves for other potential environmental costs, which amounted to $5.3 million as of March 31, 2011. This accrual represents anticipated costs associated with the remediation of these issues. For the nine months ended March 31, 2011 we recorded approximately $1.4 million related to an environmental liability in our international operations and unfavorable foreign currency translation adjustments of $0.8 million, partially offset by a $1.1 million reversal of an international environmental liability. In addition, we paid a civil penalty of $0.2 million during the nine months ended March 31, 2011 related to our Chestnut Ridge, Pennsylvania facility closure.
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
The effective income tax rate for the three months ended March 31, 2011 and 2010 was 19.1 percent compared to 52.0 percent, respectively. The current year rate reflects the favorable impact of stronger operating results under our pan-European business strategy. The prior year rate was unfavorably impacted by restructuring and related charges in tax jurisdictions that did not result in a tax benefit.
The effective income tax rate for the nine months ended March 31, 2011 and 2010 was 22.0 percent compared to 56.0 percent, respectively. The current year rate reflects the favorable impact of stronger operating results under our pan-European business strategy. The prior year rate reflects the impact of restructuring and related charges in tax jurisdictions that did not result in a tax benefit.
15.	EARNINGS PER SHARE
Basic earnings per share are computed using the weighted average number of shares outstanding during the period, while diluted earnings per share are calculated to reflect the potential dilution that may occur related to the issuance of capital stock through grants of capital stock options, restricted stock awards and restricted stock units. The difference between basic and diluted earnings per share relates solely to the effect of capital stock options, restricted stock awards and restricted stock units.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options, unvested restricted stock awards and unvested restricted stock units by 1.4 million shares and 0.8 million shares for the three months ended March 31, 2011 and 2010, respectively and 1.0 million shares and 0.6 million shares for the nine months ended March 31, 2011 and 2010, respectively. Unexercised capital stock options, restricted stock units and restricted stock awards for the three months ended March 31, 2010 of 1.2 million shares and for the nine months ended March 31, 2011 and 2010 of 0.7 million and 3.0 million shares, respectively, were not included in the computation of diluted earnings per share because the inclusion would have been anti-dilutive. For the three months ended March 31, 2011 anti-dilutive shares were immaterial.
16.	EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal shareowners’ equity and equity attributable to noncontrolling interests as of March 31, 2011 and 2010 is as follows:

	Kennametal Shareowners’ Equity
				Accumulated
		Additional		other	Non-
	Capital	paid-in	Retained	comprehensive	controlling
(in thousands)	stock	capital	earnings	(loss) income	interests	Total equity

Balance as of June 30, 2010	$102,379	$492,454	$793,448	$(72,781)	$17,943	$1,333,443
Net income	-	-	143,073	-	2,376	145,449
Other comprehensive income	-	-	-	108,896	2,030	110,926
Dividend reinvestment	9	225	-	-	-	234
Capital stock issued under employee benefit and stock plans	762	28,035	-	-	-	28,797
Purchase of capital stock	(883)	(25,574)	-	-	-	(26,457)
Cash dividends paid	-	-	(29,873)	-	(132)	(30,005)

Total equity, March 31, 2011	$102,267	$495,140	$906,648	$36,115	$22,217	$1,562,387

	Kennametal Shareowners’ Equity
				Accumulated
		Additional		other	Non-
	Capital	paid-in	Retained	comprehensive	controlling
(in thousands)	stock	capital	earnings	income	interests	Total equity

Balance as of June 30, 2009	$91,540	$357,839	$786,345	$11,719	$20,012	$1,267,455
Net income	-	-	5,835	-	1,417	7,252
Other comprehensive (loss) income	-	-	-	(8,504)	136	(8,368)
Dividend reinvestment	12	212	-	-	-	224
Capital stock issued under employee benefit and stock plans	493	16,401	-	-	-	16,894
Purchase of capital stock	(12)	(212)	-	-	-	(224)
Equity offering	10,063	110,630	-	-	-	120,693
Cash dividends paid	-	-	(29,429)	-	(176)	(29,605)

Total equity, March 31, 2010	$102,096	$484,870	$762,751	$3,215	$21,389	$1,374,321

The amounts of comprehensive income (loss) attributable to Kennametal shareowners and noncontrolling interests are disclosed in Note 17.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.	COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net income	$65,203	$10,203	$145,449	$7,252
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges, net of income tax	142	55	365	(990)
Reclassification of unrealized loss (gain) on expired derivatives designated and qualified as cash flow hedges, net of income tax	98	(47)	2,285	(27)
Unrecognized net pension and other postretirement benefit (losses) gains, net of income tax	(1,294)	2,045	(2,916)	2,599
Reclassification of net pension and other postretirement benefit losses, net of income tax	1,868	172	5,588	1,363
Foreign currency translation adjustments, net of income tax	38,646	(34,674)	105,604	(11,313)

Total comprehensive income (loss)	104,663	(22,246)	256,375	(1,116)
Comprehensive income attributable to noncontrolling interests	1,258	124	4,406	1,553

Comprehensive income (loss) attributable to Kennametal Shareowners	$103,405	$(22,370)	$251,969	$(2,669)

18.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of cost over the fair value of the net assets of acquired companies. Goodwill and other intangible assets with indefinite lives are tested at least annually for impairment. We perform our annual impairment tests during the June quarter in connection with our annual planning process, unless there are impairment indicators that warrant a test prior to that. In conjunction with the implementation of our new operating structure on July 1, 2010, we tested goodwill for impairment and determined that there was no impairment at that time. We have noted no impairment indicators warranting additional testing. See Note 19 for further discussion regarding the Company’s segments.
A summary, of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Industrial	Infrastructure	Total

Goodwill	$393,974	$246,311	$640,285
Accumulated impairment losses	(150,842)	-	(150,842)

Balance as of June 30, 2010	$243,132	$246,311	$489,443

Adjustments	$192	$-	$192
Translation	15,204	3,130	18,334

Change in goodwill	15,396	3,130	18,526

Goodwill	409,370	249,441	658,811
Accumulated impairment losses	(150,842)	-	(150,842)

Balance as of March 31, 2011	$258,528	$249,441	$507,969

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of our other intangible assets were as follows:

	Estimated	March 31, 2011		June 30, 2010
	Useful Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Amount	Amortization

Contract-based	4 to 15	$6,336	$(5,321)	$6,357	$(5,218)
Technology-based and other	4 to 15	39,588	(24,584)	37,136	(20,422)
Customer-related	10 to 20	113,015	(36,153)	108,470	(29,255)
Unpatented technology	30	19,495	(4,722)	19,216	(4,572)
Trademarks	5 to 20	10,930	(4,712)	10,647	(3,876)
Trademarks	Indefinite	39,986	-	36,823	-

Total		$229,350	$(75,492)	$218,649	$(63,343)

During the nine months ended March 31, 2011, we recorded amortization expense of $8.7 million related to our other intangible assets and favorable foreign currency translation adjustments of $7.2 million.
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
A key attribute of the new structure is the establishment of two new operating segments, by market sector, which replace the previous two operating segments that were based on a product focus. The two new reportable operating segments are named Industrial and Infrastructure. The Industrial business is focused on customers within the transportation, aerospace, defense and general engineering market sectors, as well as the machine tool industry. The Infrastructure business is focused on customers within the energy and earthworks industries. The formation of the two new reportable operating segments is consistent with the new management approach and internal financial reporting established under the new structure.
Under the new structure, more corporate expenses will be allocated to the new segments than were allocated to the previous segments. Corporate expenses related to executive retirement plans, the Company’s Board of Directors and strategic initiatives, as well as certain other costs, will continue to be reported as Corporate.
Kennametal delivers productivity to customers seeking peak performance in demanding environments by providing innovative custom and standard wear-resistant solutions, enabled through our advanced materials sciences, application knowledge and commitment to a sustainable environment. Our product offering includes a wide array of standard and custom solution products in metalworking, such as metalcutting tools and tooling systems, and advanced materials, such as cemented tungsten carbide products, to address customer demands. These products are offered through a variety of channels via an enterprise approach to customers in both of our operating segments.
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
The Infrastructure segment serves customers that operate in the earthworks and energy end markets. These customers support primary industries such as oil and gas, power generation, underground mining, surface and hard rock mining, highway construction and road maintenance. Generally, our Infrastructure segment customers are served through a customer intimacy model that allows us to offer full system solutions by gaining an in-depth understanding of our customers’ engineering needs. Our product offering promotes value by bringing enhanced performance and productivity to our customers’ processes and systems.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our external sales and operating income by segment are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010 (1)	2011	2010 (1)

External sales:
Industrial	$391,763	$305,802	$1,091,560	$831,939
Infrastructure	223,067	187,363	618,196	513,486

Total external sales	$614,830	$493,165	$1,709,756	$1,345,425

Operating income (loss):
Industrial	$54,145	$10,808	$132,410	$(1,140)
Infrastructure	35,639	18,556	83,708	48,454
Corporate	(2,007)	(3,061)	(9,212)	(15,071)

Total operating income	$87,777	$26,303	$206,906	$32,243

Interest expense	$5,767	$6,531	$17,294	$18,856
Other expense (income), net	1,413	(1,496)	3,071	(6,314)

Income from continuing operations before income taxes	$80,597	$21,268	$186,541	$19,701

Our total assets by segment are as follows:

	March 31,	June 30,
(in thousands)	2011	2010 (1)

Total assets:
Industrial	$1,441,302	$1,310,635
Infrastructure	758,363	682,169
Corporate	369,557	275,019

Total assets	$2,569,222	$2,267,823

(1)	Amounts for the three and nine months ended March 31, 2010 and for the period as of June 30, 2010 have been restated to reflect the change in reportable operating segments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Kennametal Inc. is a leading global manufacturer and supplier of tooling, engineered components and advanced materials consumed in production processes. We believe that our reputation for manufacturing excellence, as well as our technological expertise and innovation in our principal products, has helped us to achieve a leading market presence in our primary markets. We believe we are one of the largest global providers of consumable metalcutting tools and tooling supplies. End users of our products include metalworking manufacturers and suppliers across a diverse array of industries, including the aerospace, defense, transportation, machine tool, light machinery and heavy machinery industries, as well as manufacturers, producers and suppliers in a number of other industries including coal mining, highway construction, quarrying, and oil and gas exploration and production industries. Our end users’ products include items ranging from airframes to coal mining, engines to oil wells and turbochargers to construction.
We experienced strong growth for the March quarter across both business segments and all regions. Our sales for the quarter ended March 31, 2011 grew 25 percent compared to sales for the March quarter one year ago. Operating margin for the quarter increased by $61.5 million on sales that were $121.7 million higher, resulting in 50.5 percent year-over-year operating leverage. During the quarter, we continued to experience certain raw material cost increases, particularly tungsten. We believe these costs will ultimately be recovered, as we continue to implement price increases as necessary.
Our restructuring programs remain on track to deliver the anticipated annual ongoing pre-tax savings of $160 million to $165 million once all programs are fully implemented. These programs delivered $42 million of pre-tax benefits in the quarter ended March 31, 2011.
For the quarter ended March 31, 2011, we recorded net income attributable to Kennametal of $64.7 million, or $0.77 per diluted share, compared to $9.7 million, or $0.12 per diluted share, for the three months ended March 31, 2010. The drivers of our improved performance were higher sales volume and price realization, improved capacity utilization and incremental restructuring benefits of $5.4 million. These benefits were partially offset by higher raw material costs, higher employment costs of $12.9 million and the restoration of temporary cost reductions of $4.7 million.
We generated cash flow from operating activities of $125 million during the nine months ended March 31, 2011, driven by our operating performance.
In addition, we invested further in technology and innovation to continue delivering a high level of new products to our customers. Research and development expenses totaled $18.2 million for the three months ended March 31, 2011.
The following narrative provides further discussion and analysis of our results of operations, liquidity and capital resources, as well as other pertinent matters.
RESULTS OF CONTINUING OPERATIONS
SALES
Sales for the three months ended March 31, 2011 were $614.8 million, an increase of $121.6 million, or 25 percent, from $493.2 million in the prior year quarter. Sales increased organically by 25 percent. The improvement in sales was driven by better performance in both business segments and across all regions.
Sales for the nine months ended March 31, 2011 were $1,710.0 million, an increase of $364.6 million, or 27 percent, from $1,345.4 million in the prior year period. Sales increased organically by 29 percent, partially offset by a 1 percent unfavorable impact from foreign currency effects and an unfavorable impact from fewer business days. The improvement in sales was driven by better performance in both business segments and across all regions, led by growth in the general engineering and transportation served end markets of 41 percent and 32 percent, respectively.
GROSS PROFIT
Gross profit for the three months ended March 31, 2011 was $230.0 million, an increase of $59.7 million from $170.3 million in the prior year quarter. This increase was due to higher organic sales, improved absorption of manufacturing costs due to higher production levels, restructuring and other cost reduction benefits, favorable product and market mix and favorable foreign currency effects of $1.1 million. The impact of these items was partially offset by higher raw material costs and the restoration of employment costs that had been temporarily reduced in the prior year. The gross profit margin for the three months ended March 31, 2011 was 37.4 percent, as compared to 34.5 percent generated in the prior year quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross profit for the nine months ended March 31, 2011 was $618.7 million, an increase of $190.5 million from $428.2 million in the prior year period. This increase was due to higher organic sales, improved absorption of manufacturing costs due to higher production levels, favorable product and market mix and restructuring and other cost reduction benefits. The impact of these items was partially offset by higher raw material costs, restoration of employment costs that had been temporarily reduced in the prior year and unfavorable foreign currency effects of $8.9 million. The prior year was also favorably impacted by one-time benefits from certain labor negotiations in Europe. The gross profit margin for the nine months ended March 31, 2011 was 36.2 percent, as compared to 31.8 percent generated in the prior year period.
OPERATING EXPENSE
Operating expense for the three months ended March 31, 2011 increased $18.2 million or 15.2 percent to $138.3 million compared to $120.1 million in the prior year quarter. The increase is primarily attributable to an increase in employment costs of $15.3 million due to the restoration of employment costs that had been temporarily reduced in the prior year and higher incentive compensation. In addition, we recorded expense of $2.4 million for the write-off of our pre-existing ERP system in our Corporate segment.
Operating expense for the nine months ended March 31, 2011 increased $41.3 million or 11.7 percent to $395.4 million compared to $354.1 million in the prior year period. The increase is primarily attributable to an increase in employment costs of $33.2 million due to the restoration of employment costs that had been temporarily reduced in the prior year and higher incentive compensation, a $4.0 million increase in professional fees and a $2.2 million increase in advertising costs. These increases were partially offset by favorable foreign currency effects of $5.6 million.
RESTRUCTURING CHARGES
We continued to implement restructuring plans to reduce costs and improve operating efficiencies. The actions taken in the March quarter related primarily to the continued rationalization of certain manufacturing facilities. The Company’s restructuring programs are on track to deliver the anticipated annual ongoing pre-tax savings of $160 million to $165 million once all programs are fully implemented. The combined total pre-tax charges are not expected to exceed $165 million. Total restructuring and related charges recorded from inception to March 31, 2011 were $143 million. The remaining restructuring charges are expected to be completed within the next three months and are anticipated to be mostly cash expenditures.
Restructuring and related charges recorded during the three months ended March 31, 2011 amounted to $5.5 million, including $1.6 million of restructuring charges, of which $0.6 million were related to inventory disposals and recorded in cost of goods sold. Restructuring related charges of $1.5 million and $2.4 million were recorded in cost of goods sold and operating expense, respectively, during the three months ended March 31, 2011. We realized pre-tax benefits from these restructuring programs of approximately $42 million for the three months ended March 31, 2011.
Restructuring and related charges recorded during the nine months ended March 31, 2011 amounted to $14.9 million, including $8.7 million of restructuring charges, of which $1.0 million were related to inventory disposals and recorded in cost of goods sold. Restructuring related charges of $3.0 million and $3.2 million were recorded in cost of goods sold and operating expense, respectively, during the nine months ended March 31, 2011. We realized pre-tax benefits from these restructuring programs of approximately $122 million for the nine months ended March 31, 2011.
Restructuring and related charges recorded in the three months ended March 31, 2010 amounted to $22.9 million, including $21.0 million of restructuring charges, of which $0.3 million related to inventory disposals recorded in cost of goods sold. Restructuring related charges of $1.3 million and $0.6 million were recorded in cost of goods sold and operating expense, respectively, during the three months ended March 31, 2010.
Restructuring and related charges recorded in the nine months ended March 31, 2010 amounted to $35.6 million, including $32.2 million of restructuring charges, of which $0.3 million related to inventory disposals recorded in cost of goods sold. Restructuring related charges of $2.3 million and $1.1 million were recorded in cost of goods sold and operating expense, respectively, during the nine months ended March 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST EXPENSE
Interest expense for the three months ended March 31, 2011 of $5.8 million decreased $0.7 million, or 11.7 percent, from $6.5 million in the prior year quarter. Interest expense for the nine months ended March 31, 2011 of $17.3 million decreased $1.6 million, or 8.3 percent, from $18.9 million in the prior year quarter.
OTHER EXPENSE (INCOME), NET
Other expense, net for the three months ended March 31, 2011 was $1.4 million, compared to other income, net of $1.5 million for the three months ended March 31, 2010. The decrease was primarily driven by unfavorable foreign currency transaction results of $2.7 million.
Other expense, net for the nine months ended March 31, 2011 was $3.1 million, compared to other income, net of $6.3 million for the nine months ended March 31, 2010. The decrease was primarily driven by unfavorable foreign currency transaction results of $7.8 million.
INCOME TAXES
The effective income tax rate for the three months ended March 31, 2011 and 2010 was 19.1 percent compared to 52.0 percent, respectively. The current year rate reflects the favorable impact of stronger operating results under our pan-European business strategy. The prior year rate was unfavorably impacted by restructuring and related charges in tax jurisdictions that did not result in a tax benefit.
The effective income tax rate for the nine months ended March 31, 2011 and 2010 was 22.0 percent compared to 56.0 percent, respectively. The current year rate reflects the favorable impact of stronger operating results under our pan-European business strategy. The prior year rate reflects the impact of restructuring and related charges in tax jurisdictions that did not result in a tax benefit.
During 2011, we expect to generate a nominal amount of taxable income in the United Kingdom and other jurisdictions where we have valuation allowances recorded against our net deferred tax assets. The corresponding impact on the fiscal 2011 effective tax rate is expected to be immaterial. We believe the sustainability of future income in these jurisdictions remains uncertain. Accordingly, we have not adjusted the valuation allowance. We will again assess the sustainability of future income in these jurisdictions in conjunction with our annual planning process during our fiscal fourth quarter. If based on that assessment, we determine that it is more likely than not we will be able to realize the net deferred tax assets in these jurisdictions, we will adjust the valuation allowance. Such an adjustment would likely result in a material reduction to tax expense in the period the adjustment occurs.
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
Amounts for the three and nine months ended March 31, 2011 have been restated to reflect the change in reportable operating segments.
INDUSTRIAL

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

External sales	$391,763	$305,802	$1,091,560	$831,939
Operating income (loss)	54,145	10,808	132,410	(1,140)

For the three months ended March 31, 2011, Industrial segment external sales increased by 28.1 percent, driven by organic sales growth of 29 percent and a 1 percent favorable foreign currency impact, partially offset by an unfavorable impact due to fewer business days. On an organic basis, sales increased in all served market sectors led by strong growth in general engineering and transportation sales of 34 percent and 29 percent, respectively. On a regional basis, organic sales increased by approximately 32 percent in Asia, 29 percent in Europe and 23 percent in the Americas.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended March 31, 2011, Industrial segment operating income increased $43.3 million. The primary drivers of the increase in operating income were higher sales volume and price realization, improved capacity utilization and incremental restructuring benefits. These benefits were partially offset by higher raw material costs and the restoration of temporary cost reductions.
For the nine months ended March 31, 2011, Industrial segment external sales increased by 31.2 percent, driven by organic sales growth of 35 percent, partially offset by unfavorable foreign currency effects of 2 percent and an unfavorable impact due to fewer business days. On an organic basis, sales increased in all served market sectors led by growth in general engineering and transportation sales of 41 percent and 32 percent, respectively. On a regional basis, organic sales increased by approximately 43 percent in Asia, 31 percent in the Americas and 31 percent in Europe.
For the nine months ended March 31, 2011, Industrial segment operating income increased $133.6 million. The primary drivers of the increase in operating income were higher sales volume and price realization, improved capacity utilization and incremental restructuring benefits. These benefits were partially offset by higher raw material costs, higher employment costs and the restoration of temporary cost reductions.
INFRASTRUCTURE

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

External sales	$223,067	$187,363	$618,196	$513,486
Operating income	35,639	18,556	83,708	48,454

For the three months ended March 31, 2011, Infrastructure segment external sales increased by 19.1 percent, all driven by organic sales growth. The organic increase was driven by higher sales in the energy and earthworks markets of 21 percent and 17 percent, respectively. On a regional basis, organic sales increased by approximately 20 percent in the Americas, 15 percent in Asia and 11 percent in Europe.
For the three months ended March 31, 2011, Infrastructure segment operating income increased $17.1 million to $35.6 million. Operating income improved primarily due to higher sales volume and price realization, increased capacity utilization and incremental restructuring benefits, partially offset by higher raw material costs and the restoration of temporary cost reductions.
For the nine months ended March 31, 2011, Infrastructure segment external sales increased by 20.4 percent, all driven by organic sales growth. The organic increase was driven by higher sales in the energy and earthworks markets of 27 percent and 17 percent, respectively. On a regional basis, organic sales increased by approximately 26 percent in Asia, 21 percent in the Americas and 13 percent in Europe.
For the nine months ended March 31, 2011, Infrastructure segment operating income increased $35.3 million to $83.7 million. Operating income improved primarily due to higher sales volume and price realization, increased capacity utilization and incremental restructuring benefits, partially offset by higher raw material costs and the restoration of temporary cost reductions.
CORPORATE

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Corporate unallocated expense	$(2,007)	$(3,061)	$(9,212)	$(15,071)

For the three months ended March 31, 2011, unallocated expenses decreased $1.1 million to $2.0 million. The decrease was driven by a charge of $2.4 million recorded to write-off our pre-existing ERP system, offset by a $1.1 million reversal of an international environmental liability, higher foreign government subsidy income for certain research and a higher allocation of Corporate expense to the segments than in the prior year quarter.
For the nine months ended March 31, 2011, unallocated expenses decreased $5.9 million to $9.2 million. The decrease was driven by a charge of $2.4 million recorded to write-off our pre-existing ERP system, offset by a $1.1 million reversal of an international environmental liability, higher foreign government subsidy income for certain research and a higher allocation of Corporate expenses to the segments than in the prior year period.

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
The 2010 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with these financial covenants as of March 31, 2011. We had no borrowings outstanding under the 2010 Credit Agreement as of March 31, 2011. Borrowings under the 2010 Credit Agreement are guaranteed by our significant domestic subsidiaries.
At March 31, 2011, cash and cash equivalents were $184.2 million, total debt was $316.8 million and total Kennametal shareowners’ equity was $1,540.2 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.
There have been no material changes in our contractual obligations and commitments since June 30, 2010.
Cash Flow Provided by Operating Activities
During the nine months ended March 31, 2011, cash flow provided by operating activities was $125.0 million, compared to $92.6 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $234.4 million, partially offset by changes in certain assets and liabilities netting to $109.4 million. Contributing to the changes in certain assets and liabilities was an increase in inventory of $74.7 million driven by an increase in production to meet higher demand and an increase in accounts receivable of $71.7 million due to higher sales volumes, partially offset by an increase in accounts payable and accrued liabilities of $37.3 million.
During the nine months ended March 31, 2010, cash flow provided by operating activities consisted of net income and non-cash items amounting to $88.3 million and cash provided by changes in certain assets and liabilities netting to $4.4 million. Contributing to the changes in certain assets and liabilities was an increase in accrued income taxes of $16.7 million driven by a $21.4 million tax refund, an increase in accounts payable and accrued liabilities of $9.1 million, an increase in other of $8.8 million and a decrease in inventories of $4.5 million partially offset by an increase in accounts receivable of $34.8 million.
Cash Flow (Used for) Provided by Investing Activities
Cash flow used for investing activities was $22.9 million for the nine months ended March 31, 2011, compared to cash flow provided by investing activities of $1.7 million in the prior year period. During the current year period cash flow used for investing activities included capital expenditures, net of $25.3 million, which consisted primarily of an Enterprise Resource Planning (ERP) system and equipment upgrades.
Cash flow provided by investing activities was $1.7 million for the nine months ended March 31, 2010. Cash flow provided by investing activities included $27.8 million in cash proceeds from divestitures, mostly offset by capital expenditures, net of $26.4 million, which consisted primarily of equipment upgrades.
Cash Flow Used for Financing Activities
Cash flow used for financing activities was $57.7 million for the nine months ended March 31, 2011 compared to $49.8 million in the prior year period. During the current year period cash flow used for financing activities included $29.9 million of cash dividends paid to shareowners, $26.5 million used for the purchase of capital stock and $15.4 million net decrease in borrowings, partially offset by $15.1 million of dividend reinvestment and the effect of employee benefit and stock plans.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash flow used for financing activities was $49.8 million for the nine months ended March 31, 2010. Cash flow used for financing activities included $120.7 million in net proceeds from issuance of capital stock and $6.6 million of dividend reinvestment and the effect of employee benefit and stock plans more than offset by $146.3 million net decrease in borrowings and $29.4 million of cash dividends paid to shareowners.
FINANCIAL CONDITION
At March 31, 2011, total assets increased $301.4 million to $2,569.2 million from $2,267.8 million at June 30, 2010. Total liabilities increased $72.4 million to $1,006.8 million at March 31, 2011 from $934.4 million at June 30, 2010.
Working capital was $742.7 million at March 31, 2011, an increase of $219.8 million from $522.9 million at June 30, 2010. The increase in working capital was driven primarily by an increase in inventories of $101.9 million driven by an increase in production to meet higher demand, an increase in accounts receivable of $91.8 million due to the increase in sales and an increase in cash and cash equivalents of $66.1 million, partially offset by an increase in accounts payable of $40.7 million due to increased production and an increase in accrued expenses of $24.4 million. Foreign currency effects accounted for $77.7 million of the working capital change.
Property, plant and equipment, net increased $0.4 million from $664.5 million at June 30, 2010 to $664.9 million at March 31, 2011, primarily due to capital additions of $33.3 million and favorable foreign currency impact of $32.6 million, partially offset by depreciation expense of $60.2 million.
At March 31, 2011, other assets were $711.6 million, an increase of $24.2 million from $687.4 million at June 30, 2010. The drivers for the increase were an increase in goodwill of $18.5 million and an increase in other assets of $8.1 million. The change in goodwill was due to foreign currency translation. The increase in other assets was primarily driven by an increase in pension assets of $6.4 million and an increase in fair value of forward starting interest rate swap contracts of $3.0 million.
Long-term debt and capital leases decreased $4.0 million to $310.7 million at March 31, 2011 from $314.7 million at June 30, 2010.
Kennametal shareowners’ equity was $1,540.2 million at March 31, 2011, an increase of $224.7 million from $1,315.5 million at June 30, 2010. The increase was primarily due to net income attributable to Kennametal of $143.1 million, foreign currency translation adjustments of $103.6 million and capital stock issued under employee benefit and stock plans of $28.8 million, partially offset by cash dividends paid to shareowners of $29.9 million and the purchase of capital stock of $26.5 million.
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
Other Environmental We establish and maintain reserves for other potential environmental costs which amounted to $5.3 million as of March 31, 2011. This accrual represents anticipated costs associated with the remediation of these issues. For the nine months ended March 31, 2011, we recorded approximately $1.4 million related to an environmental liability in our international operations and unfavorable foreign currency translation adjustments of $0.8 million, partially offset by a $1.1 million reversal of an international environmental liability. In addition, we paid a civil penalty of $0.2 million during the nine months ended March 31, 2011 related to our Chestnut Ridge, Pennsylvania facility closure discussed below.

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
ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The disclosures set forth in Part I, Item 2 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” under the heading “Environmental Matters” are incorporated into this Item.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number of
			Total Number of Shares	Shares that May Yet
	Total Number of		Purchased as Part of	Be Purchased Under
	Shares	Average Price	Publicly Announced	the Plans or
Period	Purchased (1)	Paid per Share	Plans or Programs	Programs (2)

January 1 through January 31, 2011	11,901	$39.48	-	7,702,200
February 1 through February 28, 2011	379,837	40.36	374,100	7,328,100
March 1 through March 31, 2011	29,612	38.46	26,500	7,301,600

Total	421,350	$40.20	400,600

(1)	During the current period, 1,898 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period, employees delivered 15,048 shares of restricted stock to Kennametal, upon vesting, to satisfy tax-withholding requirements and 3,804 shares of Kennametal stock as payment for the exercise price of stock options.

(2)	On October 26, 2010, the Company publicly announced a repurchase programs of up to 8 million shares of its outstanding common stock.

ITEM 6. EXHIBITS

(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31.1)	Certification executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.

(31.2)	Certification executed by Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc., and Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(101)	XBRL
(101.INS)**	XBRL Instance Document	Filed herewith.
(101.SCH)**	XBRL Taxonomy Extension Schema Document	Filed herewith.
(101.CAL)**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
(101.LAB)**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
(101.PRE)**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

**	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or part of a registration statement or prospects for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.
Date: May 9, 2011	By:	/s/ Martha A. Bailey
Martha A. Bailey
Vice President Finance and Corporate Controller