Form 10-K
period 2011-06-30
KENNAMETAL INC
filed 2011-08-11
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2011
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 31, 2010, the aggregate market value of the registrant’s Capital Stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $2,977,300,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant’s Capital Stock have been deemed affiliates.
As of July 31, 2011, there were 81,256,614 shares of the Registrant’s Capital Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2011 Annual Meeting of Shareowners are incorporated by reference into Part III.

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not relate strictly to historical or current facts. For example, statements about Kennametal’s outlook for earnings, sales volumes, and cash flow for its fiscal year 2012, its expectations regarding future growth and any statements regarding future operating or financial performance or events are forward-looking. We have also included forward looking statements in this Form 10-K concerning, among other things, our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position, and product development. These statements are based on current estimates that involve inherent risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, our actual results could vary materially from our current expectations. There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements. They include: economic recession; anticipated benefits resulting from our recently completed restructuring activities; availability and cost of the raw materials we use to manufacture our products; our foreign operations and international markets, such as currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; our ability to protect and defend our intellectual property; competition; our ability to retain our management and employees; demands on management resources; potential claims relating to our products; integrating acquisitions and achieving the expected savings and synergies; business divestitures; global or regional catastrophic events; energy costs; commodity prices; labor relations; demand for and market acceptance of new and existing products; and implementation of environmental remediation matters. We provide additional information about many of the specific risks we face in the “Risk Factors” Section of this Annual Report on Form 10-K. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or development.

PART I

ITEM 1	— BUSINESS
OVERVIEW Kennametal Inc. was incorporated in Pennsylvania in 1943. We deliver productivity to customers seeking peak performance in demanding environments by providing innovative custom and standard wear-resistant solutions, enabled through our advanced materials sciences, application knowledge and commitment to a sustainable environment. We believe that our reputation for manufacturing excellence, as well as our technological expertise and innovation in our principal products, has helped us to achieve a leading market presence in our primary markets. End users of our products include metalworking manufacturers and suppliers across a diverse array of industries, including the aerospace, defense, transportation, machine tool, light machinery and heavy machinery industries, as well as manufacturers, producers and suppliers in a number of other industries including coal mining, highway construction, quarrying, and oil and gas exploration and production industries. Our end users’ products include items ranging from airframes to coal mining, engines to oil wells and turbochargers to construction.
Our product offering includes a wide array of standard and custom solution products in metalworking, such as metal cutting tools and tooling systems, and advanced materials, such as cemented tungsten carbide products, to address customer demands. These products are offered through a variety of channels via an enterprise approach. We are a leading global supplier of tooling, engineered components and advanced materials consumed in production processes. We believe we are one of the largest global providers of consumable metal cutting tools and tooling supplies.
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
BUSINESS SEGMENT REVIEW In order to take additional advantage of growth opportunities, as well as to provide a better platform for continually improving the efficiency and effectiveness of operations, we implemented a new operating structure at the start of 2011. Our operations are now organized into two reportable operating segments; Industrial and Infrastructure. Segment determination is based upon internal organizational structure, the manner in which we organize segments for making operating decisions and assessing performance, the availability of separate financial results and materiality considerations. Sales and operating income by segment are presented in Management’s Discussion and Analysis set forth in Item 7 of this annual report on Form 10-K (MD&A). Additional segment data is provided in Note 20 of our consolidated financial statements set forth in Item 8 of this annual report.
INDUSTRIAL The Industrial segment is focused on customers within the transportation, aerospace, defense and general engineering market sectors, as well as the machine tool industry. The customers in these end markets manufacture engines, airframes, automobiles, trucks, ships and various industrial goods. The technology needs and level of customization vary by customer and industry served. We deliver value to our Industrial segment customers through our application expertise and diverse product offering.
INFRASTRUCTURE The Infrastructure segment is focused on customers within the energy and earthworks industries. These customers support primary industries such as oil and gas, power generation, underground mining, surface and hard rock mining, highway construction and road maintenance. Generally, our Infrastructure segment customers are served through a customer intimacy model that allows us to offer full system solutions by gaining an in-depth understanding of our customers’ engineering needs. Our product offering promotes value by bringing enhanced performance and productivity to our customers’ processes and systems.
INTERNATIONAL OPERATIONS During 2011, we generated 56.7 percent of our sales in markets outside of the U.S. Our principal international operations are conducted in Western Europe, Asia Pacific, India, Latin America and Canada. In addition, we have manufacturing and distribution operations in Israel and South Africa, as well as sales companies, sales agents and distributors in Eastern Europe and other areas of the world. The diversification of our overall operations tends to minimize the impact of changes in demand in any one particular geographic area on total sales and earnings. Our international operations are subject to the risks of doing business in those countries, including foreign currency exchange rate fluctuations and changes in social, political and economic environments.

Our international assets and sales are presented in Note 20 of our consolidated financial statements set forth in Item 8 of this annual report on Form 10-K (Item 8). Information pertaining to the effects of foreign currency exchange rate risk is presented in Quantitative and Qualitative Disclosures About Market Risk as set forth in Item 7A of this annual report on Form 10-K.
GENERAL DEVELOPMENT OF BUSINESS We continue to engage in balancing our geographic footprint between North America, Western Europe, and the rest of the world markets. This strategy, together with steps to enhance the balance of our sales among our served end markets and business units, has helped to create a more diverse business base and thereby provide additional sales opportunities, as well as limit reliance on and exposure to any specific region or market sector.
In fiscal 2011, we experienced sequential sales growth in every quarter, as well as year-over-year quarterly sales growth. Our sales for the year ended June 30, 2011 were $2.4 billion, comprised of 46 percent in North America, 28 percent in Western Europe and 26 percent in the rest of the world. We completed our restructuring programs which are expected to reduce our cost structure by approximately $170 million annually, yielding higher benefits on costs that were lower than anticipated.
While the global economy continues to improve, we remain confident in our ability to respond quickly to changes in global markets while continuing to serve our customers and preserve our competitive strengths. At the same time, we continue to focus on and maximize cash flow and liquidity. Further discussion and analysis of the developments in our business is set forth in MD&A.
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
MARKETING AND DISTRIBUTION We sell our products through the following distinct sales channels: (i) a direct sales force; (ii) a network of independent distributors and sales agents in North America, Europe, Latin America, Asia Pacific and other markets around the world; (iii) integrated supply; and (iv) the Internet. Application engineers and technicians directly assist customers with product design, selection, application and support.
We market our products through two basic brand names; Kennametal and Widia. These master brands also include sub-brands under various trademarks and trade names, such as Kennametal with other identifying sub-brands: Kennametal Conforma Clad, Kennametal Tricon, Kennametal Extrude Hone, Kennametal Sintec, Kennametal International Specialty Alloys, Kennametal Camco, and similarly with Widia and other identifying sub-brands: Widia GTD, Widia Rubig, Widia Circle, Widia Manchester, Widia Hanita, Widia Clappdico, as well as various product names such as ToolBoss, Kyon, Fix-Perfect and Mill1™. Kennametal Inc. or a subsidiary of Kennametal Inc. owns these trademarks and trade names. We also sell products to customers who resell such products under the customers’ names or private labels.
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
Research and development expenses included in operating expense totaled $33.3 million, $28.0 million and $27.6 million in 2011, 2010 and 2009, respectively.
SEASONALITY Our business is not materially affected by seasonal variations. However, to varying degrees, traditional summer vacation shutdowns of customers’ plants and holiday shutdowns often affect our sales levels during the first and second quarters of our fiscal year.

BACKLOG Our backlog of orders generally is not significant to our operations.
COMPETITION We are one of the world’s leading producers of cemented carbide products, and we maintain a strong competitive position in all major markets worldwide. We actively compete in the sale of all our products with approximately 30 companies engaged in the cemented tungsten carbide business in the U.S. and many more outside the U.S. Several of our competitors are divisions of larger corporations. In addition, several hundred fabricators and toolmakers, many of which operate out of relatively small shops, produce tools similar to ours and buy the cemented tungsten carbide components for such tools from cemented tungsten carbide producers, including us. Major competition exists from both U.S.-based and internationally-based concerns. In addition, we compete with thousands of industrial supply distributors.
The principal elements of competition in our businesses are service, product innovation and performance, quality, availability, price and productivity delivered to our customers. We believe that our competitive strength derives from our global presence, our ability to develop solutions to address customer needs through new and improved tools, consistent high quality of our products, our customer service capabilities, our state-of-the-art manufacturing capabilities and multiple sales channels. With these strengths, we are able to sell products based on the value added productivity to the customer rather than strictly on competitive prices.
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
Reserves for other potential environmental issues at June 30, 2011 and 2010 were $5.4 million and $5.2 million, respectively. The reserves that we have established for environmental liabilities represent our best current estimate of the costs of addressing all identified environmental situations, based on our review of currently available evidence, and take into consideration our prior experience in remediation and that of other companies, as well as public information released by the USEPA, other governmental agencies, and by the PRP groups in which we are participating. Although the reserves currently appear to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and we can give no assurance that our estimate of any environmental liability will not increase or decrease in the future. The reserved and unreserved liabilities for all environmental concerns could change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs and the involvement of and direction taken by the U.S. government on these matters.
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
EMPLOYEES We employed approximately 11,600 persons at June 30, 2011, of which approximately 4,800 were located in the U.S. and 6,800 in other parts of the world, principally Europe, India and Asia Pacific. At June 30, 2011, approximately 3,000 of the above employees were represented by labor unions. We consider our labor relations to be generally good.
AVAILABLE INFORMATION Our Internet address is www.kennametal.com. On the SEC Filings page of our Web Site, which is accessible under the Investor Relations tab, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): our annual report on Form 10-K, our annual proxy statement, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act). Our Sec Filings Web page also includes Forms 3, 4 and 5 filed pursuant to Section 16(a) of the Exchange Act. All filings posted on our SEC Filings Web page are available to be viewed on this page free of charge. On the Corporate Governance page of our Web site, which is under the Investor Relations tab, we post the following charters and guidelines: Audit Committee Charter, Compensation Committee Charter, Nominating/Corporate Governance Committee Charter, Kennametal Inc. Corporate Governance Guidelines, Code of Business Ethics and Conduct and Stock Ownership Guidelines. All charters and guidelines posted on our Corporate Governance Web page are available to be viewed on this page free of charge. Information contained on our Web site is not part of this annual report on Form 10-K or our other filings with the SEC.

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
Downturns in the business cycle could adversely affect our sales and profitability. Our business has historically been cyclical and subject to significant impact from economic downturns. The recent global economic downturn that occurred in 2008 and 2009, coupled with the global financial and credit market disruptions had a negative impact on our sales and profitability. These events contributed to weak end markets, a sharp drop in demand and higher costs of borrowing and/or diminished credit availability. While the economy has recovered from the crisis of the economic downturn and we believe that the long-term prospects for our business remain positive, we are unable to predict the future course of industry variables or the strength, pace or sustainability of the economic recovery and the effects of government intervention. We implemented restructuring and other actions to reduce our manufacturing costs and operating expenses over the past several years. However, there is no assurance that these actions, or any others that we have taken or may take, will be sufficient to counter any future economic or industry disruptions.
Our international operations pose certain risks that may adversely impact sales and earnings. We have manufacturing operations and assets located outside of the U.S., including Brazil, Canada, China, Europe, India, Israel and South Africa. We also sell our products to customers and distributors located outside of the U.S. During the year ended June 30, 2011, 56.7 percent of our consolidated sales were derived from non-U.S. markets. A key part of our long-term strategy is to increase our manufacturing, distribution and sales presence in international markets. These international operations are subject to a number of special risks, in addition to the risks of our domestic business, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, labor unrest, risk of governmental expropriation, domestic and foreign customs and tariffs, current and changing regulatory environments (including, but not limited to, the risks associated with the importation and exportation of products and raw materials), risk of failure of our foreign employees to comply with both U.S. and foreign laws, including antitrust laws, trade regulations and the Foreign Corrupt Practices Act, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, political instability and unrest and risks of increases in taxes. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. To the extent we are unable to effectively manage our international operations and these risks, our international sales may be adversely affected, we may be subject to additional and unanticipated costs, and we may be subject to litigation or regulatory action. As a consequence, our business, financial condition and results of operations could be seriously harmed.

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
Our principal executive offices are located at 1600 Technology Way, P.O. Box 231, Latrobe, Pennsylvania, 15650. A summary of our principal manufacturing facilities and other materially important properties is as follows:

Location	Owned/Leased	Principal Products	Segment

United States:
Irondale, Alabama	Owned	Custom Fabricated Wear Plate Solutions and Pins	Infrastructure
Rogers, Arkansas	Owned/Leased	Carbide Products and Pelletizing Die Plates	Infrastructure
University Park, Illinois	Owned	Custom Fabricated Wear Plate Solutions	Infrastructure
Rockford, Illinois	Owned	Indexable Tooling	Industrial
New Albany, Indiana	Leased	High Wear Coating for Steel Parts	Infrastructure
Greenfield, Massachusetts	Owned	High-Speed Steel Taps	Industrial
Shelby Township, Michigan	Leased	Thermal Deburring and High Energy Finishing	Industrial
Traverse City, Michigan	Owned	Wear Parts	Industrial
Walker, Michigan	Leased	Thermal Energy Machining	Industrial
Elko, Nevada	Owned	Custom Fabricated Wear Plate Solutions	Infrastructure
Fallon, Nevada	Owned	Metallurgical Powders	Infrastructure
Asheboro, North Carolina	Owned	High-Speed Steel and Carbide Round Tools	Industrial
Henderson, North Carolina	Owned	Metallurgical Powders	Infrastructure
Roanoke Rapids, North Carolina	Owned	Metalworking Inserts	Industrial
Cleveland, Ohio	Leased	Distribution	Industrial
Orwell, Ohio	Owned	Metalworking Inserts	Industrial
Solon, Ohio	Owned	Metalworking Toolholders	Industrial
Whitehouse, Ohio	Owned	Metalworking Inserts and Round Tools	Industrial

Location	Owned/Leased	Principal Products	Segment

Bedford, Pennsylvania	Owned/Leased	Mining and Construction Tools and Wear Parts and Distribution	Infrastructure
Irwin, Pennsylvania	Owned	Carbide Wear Parts	Industrial
Irwin, Pennsylvania	Leased	Abrasive Flow Machining	Industrial
Latrobe, Pennsylvania	Owned	Metallurgical Powders	Infrastructure
Nenshannock, Pennsylvania	Leased	Specialty Metals and Alloys	Industrial
Union, Pennsylvania	Owned	Specialty Metals and Alloys	Industrial
Johnson City, Tennessee	Owned	Metalworking Inserts	Industrial
Lyndonville, Vermont	Owned	High-Speed Steel Taps	Industrial
Chilhowie, Virginia	Owned	Mining and Construction Tools and Wear Parts	Infrastructure
New Market, Virginia	Owned	Metalworking Toolholders	Industrial
International:
Indaiatuba, Brazil	Leased	Metalworking Carbide Drills and Toolholders	Industrial
Victoria, Canada	Owned	Wear Parts	Industrial
Fengpu, China	Owned	Intermetallic Composite Ceramic Powders and Parts	Infrastructure
Tianjin, China	Owned	Metalworking Inserts and Carbide Round Tools	Industrial
Xuzhou, China	Leased	Mining Tools	Infrastructure
Kingswinford, England	Leased	Distribution	Industrial
Ebermannstadt, Germany	Owned	Metalworking Inserts	Industrial
Essen, Germany	Owned	Metallurgical Powders and Wear Parts	Industrial
Koenigsee, Germany	Leased	Metalworking Carbide Drills	Industrial
Lichtenau, Germany	Owned	Metalworking Toolholders	Industrial
Mistelgau, Germany	Owned	Metallurgical Powders, Metalworking Inserts and Wear Parts	Infrastructure
Nabburg, Germany	Owned	Metalworking Toolholders	Industrial
Nabburg, Germany	Owned	Metalworking Round Tools, Drills and Mills	Industrial
Nuenkirchen, Germany	Owned	Distribution	Industrial
Vohenstrauss, Germany	Owned	Metalworking Carbide Drills	Industrial
Bangalore, India	Owned	Metalworking Inserts and Toolholders and Wear Parts	Industrial
Shlomi, Israel	Owned	High-Speed Steel and Carbide Round Tools	Industrial
Milan, Italy	Owned	Metalworking Cutting Tools	Industrial
Zory, Poland	Leased	Mining and Construction Conicals	Infrastructure
Barcelona, Spain	Leased	Metalworking Cutting Tools	Industrial
Newport, United Kingdom	Owned	Intermetallic Composite Powders	Infrastructure
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
The information set forth in Part I, Item 1, of this annual report on Form 10-K under the caption “Regulation” is incorporated into this Item 3. From time to time, we are party to legal claims and proceedings that arise in the ordinary course of business, which may relate to our operations or assets, including real, tangible, or intellectual property. Although certain of these actions are currently pending, we do not believe that any individual proceeding is material or that our pending legal proceedings in the aggregate are material to Kennametal.
EXECUTIVE OFFICERS OF THE REGISTRANT
Incorporated by reference into this Part I is the information set forth in Part III, Item 10 under the caption “Executive Officers of the Registrant” of this annual report on Form 10-K.

PART II

ITEM 5 -	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREOWNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our capital stock is traded on the New York Stock Exchange (symbol KMT). The number of shareowners of record as of July 31, 2011 was 2,199. Stock price ranges and dividends declared and paid were as follows:

Quarter ended	September 30	December 31	March 31	June 30

2011
High	$31.80	$39.81	$44.11	$43.48
Low	24.08	30.35	36.57	37.38
Dividends	0.12	0.12	0.12	0.12

2010
High	$25.17	$28.29	$30.64	$34.89
Low	15.29	21.66	23.45	25.31
Dividends	0.12	0.12	0.12	0.12

The information incorporated by reference in Part III, Item 12 of this annual report on Form 10-K from our 2011 Proxy Statement under the heading “Equity Compensation Plans — Equity Compensation Plan Information” is hereby incorporated by reference into this Item 5.
PERFORMANCE GRAPH
The following graph compares cumulative total shareowner return on our capital stock with the cumulative total shareowner return on the common equity of the companies in the Standard & Poor’s Mid-Cap 400 Market Index (S&P Mid-Cap 400), the Standard & Poor’s Composite 1500 Market Index (S&P Composite), and the peer group of companies determined by us for the period from July 1, 2005 to June 30, 2011.
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
Comparison of 5-Year Cumulative Total Return

Assumes $100 Invested on July 1, 2005 and All Dividends Reinvested

	2006	2007	2008	2009	2010	2011

Kennametal	$100.00	$133.55	$107.35	$64.69	$87.47	$147.21
Peer Group Index	100.00	131.21	132.76	79.60	102.50	163.59
S&P Mid-Cap 400	100.00	118.51	109.81	79.04	98.74	137.63
S&P 1500 Composite	100.00	120.22	104.92	77.29	89.32	117.58

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid per Share	Programs	Programs (2)

April 1 through April 30, 2011	17,129	$38.95	17,000	7,284,600
May 1 through May 31, 2011	255,550	40.27	250,000	7,034,600
June 1 through June 30, 2011	540,998	38.99	529,500	6,505,100

Total	813,677	$39.39	796,500

(1)	During the current period, 6,549 shares and 3,232 shares were purchased on the open market on behalf of Kennametal to fund the Company’s 401(k) matching contribution and the Company’s dividend reinvestment program, respectively. Also, during the current period, employees delivered 2,796 shares of restricted stock to Kennametal, upon vesting, to satisfy tax-withholding requirements and 4,600 shares of Kennametal stock as payment for the exercise price of stock options.

(2)	On October 26, 2010, the Company publicly announced a repurchase programs of up to 8 million shares of its outstanding capital stock.

ITEM 6- SELECTED FINANCIAL DATA

		2011	2010	2009	2008	2007

OPERATING RESULTS (in thousands)
Sales		$2,403,493	$1,884,067	$1,999,859	$2,589,786	$2,265,336
Cost of goods sold		1,519,102	1,256,339	1,423,320	1,682,715	1,438,137
Operating expense		538,530	477,487	489,567	594,187	543,952
Restructuring and asset impairment charges	(1)	12,586	43,923	173,656	39,891	5,970
Interest expense		22,760	25,203	27,244	31,586	28,999
Provision (benefit) for income taxes		63,856	26,977	(11,205)	62,754	68,251
Income (loss) from continuing operations attributable to Kennametal		229,727	47,842	(102,402)	163,666	174,717
Net income (loss) attributable to Kennametal	(2)	229,727	46,419	(119,742)	167,775	174,243

FINANCIAL POSITION (in thousands)
Working capital		$446,064	$522,926	$496,935	$630,675	$529,265
Total assets		2,754,469	2,267,823	2,346,974	2,784,349	2,606,227
Long-term debt, including capital leases, excluding current maturities		1,919	314,675	436,592	313,052	361,399
Total debt, including capital leases and notes payable		312,882	337,668	485,957	346,652	366,829
Total Kennametal shareowners’ equity		1,638,072	1,315,500	1,247,443	1,647,907	1,484,467

PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL
Basic earnings (loss) from continuing operations		$2.80	$0.59	$(1.40)	$2.13	$2.28
Basic earnings (loss)	(3)	2.80	0.57	(1.64)	2.18	2.27
Diluted earnings (loss) from continuing operations		2.76	0.59	(1.40)	2.10	2.22
Diluted earnings (loss)	(4)	2.76	0.57	(1.64)	2.15	2.22
Dividends		0.48	0.48	0.48	0.47	0.41
Book value (at June 30)		20.19	16.06	17.03	21.44	19.04
Market Price (at June 30)		42.21	25.43	19.18	32.55	40.50

OTHER DATA (in thousands, except number of employees)
Capital expenditures		$83,442	$56,679	$104,842	$163,489	$92,001
Number of employees (at June 30)		11,612	11,047	11,584	13,673	13,947
Basic weighted average shares outstanding		82,063	80,966	73,122	76,811	76,788
Diluted weighted average shares outstanding		83,173	81,690	73,122	78,201	78,545

KEY RATIOS
Sales growth		27.6%	(5.8%)	(22.8%)	14.3%	2.4%
Gross profit margin		36.8	33.3	28.8	35.0	36.5
Operating profit (loss) margin		13.4	4.9	(5.0)	10.0	11.7

(1)	In 2011 and 2010, charges related to restructuring activity. In 2009, the charges related to an impairment of $111.0 million for Industrial goodwill and an Industrial indefinite-lived trademark as well as restructuring charges of $62.6 million. In 2008, the charges related to an Industrial goodwill impairment of $35.0 million as well as restructuring charges of $4.9 million. In 2007, the charge related to the impairment of an indefinite-lived Industrial trademark

(2)	Net income (loss) attributable to Kennametal includes (loss) income from discontinued operations of ($1.4) million, ($17.3) million, $4.1 million and ($0.5) million for 2010, 2009, 2008 and 2007, respectively.

(3)	Basic earnings (loss) per share includes basic (loss) earnings from discontinued operations per share of ($0.02), ($0.24), $0.05 and ($0.01) for 2010, 2009, 2008 and 2007 respectively.

(4)	Diluted earnings (loss) per share includes diluted (loss) earnings from discontinued operations per share of ($0.02), ($0.24) and $0.05 for 2010, 2009 and 2008, respectively.

ITEM 7	- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
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
In 2011, the Company achieved sequential sales growth each quarter, with an organic sales increase of 28 percent for the year. The Company had strong earnings per diluted share (EPS) of $2.76 as a result of sales growth and solid operating margins. We completed our restructuring programs which are expected to reduce our cost structure by approximately $170 million annually, yielding higher benefits on costs that were lower than anticipated.
For 2011, sales were $2.4 billion, an increase of 27.6 percent compared to prior year sales of $1.9 billion. Operating income was $321.7 million, an increase of $228.4 million compared to operating income of $93.2 million in 2010. The increase in operating income was primarily due to sales volume and price realization, improved capacity utilization and incremental restructuring benefits of approximately $28 million, partially offset by higher raw material costs.
We generated cash flow from operating activities of $230.8 million in the current year. Capital expenditures were $83.4 million during the year.
In addition, we invested further in technology and innovation to continue delivering a high level of new products to our customers. Research and development expenses included in operating expense totaled $33.3 million for 2011. In 2011, we generated approximately 40 percent of our sales from new products.
NEW OPERATING STRUCTURE In order to take additional advantage of growth opportunities as well as to provide a better platform for continually improving the efficiency and effectiveness of operations, we implemented a new operating structure as of July 1, 2010. We restated the segment financial information for the years ended June 30, 2010 and 2009, respectively, to reflect the change in reportable operating segments.
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

RESTRUCTURING ACTIONS During 2011, we completed our restructuring programs to reduce costs and improve operating efficiencies. These programs related to the rationalization of certain manufacturing and service facilities, as well as other employment and cost reduction programs. Restructuring and related charges recorded in 2011 amounted to $21.5 million. This included $13.7 million of restructuring charges of which $1.1 million were related to inventory disposals and recorded as cost of goods sold. Restructuring related charges of $4.4 million were recorded in cost of goods sold and $3.4 million in operating expense during 2011. We realized pre-tax benefits from these restructuring programs of approximately $165 million during 2011.
The Company’s restructuring programs are expected to deliver annual ongoing pre-tax savings of approximately $170 million now that all programs are fully implemented. Total pre-tax charges recorded from inception to June 30, 2011 was approximately $150 million.
ACQUISITIONS AND DIVESTITURES In 2011 and 2010, we had no acquisitions or divestitures.
In 2009, we acquired Tricon Metals and Services Inc. (Tricon) in our Infrastructure segment for a net purchase price of $64.1 million. Tricon is a leading supplier of custom wear solutions specializing in consumable proprietary steels for the surface and underground mining markets, including hard rock and coal. During 2009, we also made an acquisition within our Industrial segment. We also had one divestiture in 2009 that was accounted for as discounted operations and described below.
DISCONTINUED OPERATIONS On June 30, 2009, we divested our high speed steel business (HSS) from our Industrial segment as part of our continuing focus to shape our business portfolio and rationalize our manufacturing footprint. This divestiture was accounted for as discontinued operations. Cash proceeds from this divestiture amounted to $28.5 million. We incurred pre-tax charges related to the divestiture of $2.3 million and $25.9 million during 2010 and 2009, respectively. The pre-tax charges as well as the related tax effects were recorded in discontinued operations. We do not expect to incur any additional pre-tax charges related to this divestiture.
The following represents the results of discontinued operations for the years ended June 30:

(in thousands)	2010	2009

Sales	$–	$80,630
Loss from discontinued operations before income taxes	$(2,269)	$(25,923)
Income tax expense (benefit)	(846)	(8,583)

Loss from discontinued operations	$(1,423)	$(17,340)

RESULTS OF CONTINUING OPERATIONS
SALES Sales of $2,403.5 million in 2011 increased 27.6 percent from $1,884.1 million in 2010 as a result of strong organic growth. Organic sales increased in both segments and across all regions. Organic sales growth drivers were general engineering of 40 percent, transportation of 30 percent and energy markets of 26 percent.
Sales of $1,884.1 million in 2010 decreased 5.8 percent from $1,999.9 million in 2009. Sales declined organically by 8 percent as a result of the global economy, partially offset by a 1 percent increase from favorable foreign currency effects and a 1 percent increase from an acquisition. Organic sales declined in Europe and the Americas, partially offset by an organic sales increase in Asia. Organic sales decreased in both segments primarily due to lower sales in general engineering of 14 percent and reduced demand in energy markets of 13 percent, partially offset by an increase in the transportation and earthworks market sectors of 8 percent and 3 percent, respectively.
GROSS PROFIT Gross profit increased $256.7 million to $884.4 million in 2011 from $627.7 million in 2010. The increase was primarily due to increased organic sales of $523.9 million, price realization, improved absorption of manufacturing costs due to higher production levels, cost reduction benefits, favorable business mix and favorable foreign currency effects of $3.5 million. The impact of these items was partially offset by higher raw material costs and one-time benefits in the prior year from certain labor negotiations in Europe that did not occur in the current period. The gross profit margin for 2011 increased to 36.8 percent from 33.3 percent in 2010.

Gross profit increased $51.2 million to $627.7 million in 2010 from $576.5 million in 2009. The increase was primarily due to restructuring and other cost reduction benefits, lower raw material costs which more than offset unfavorable price realization, one-time benefits from certain labor negotiations in Europe, favorable foreign currency effects of $7.5 million, a decrease in restructuring and related charges of $7.0 million, as well as improved absorption of manufacturing costs due to higher production levels. The impact of these items was partially offset by lower organic sales of $151.2, unfavorable business mix and the restoration of salaries and other employment costs that had been temporarily reduced. The gross profit margin for 2010 increased to 33.3 percent from 28.8 percent in 2009.
OPERATING EXPENSE Operating expense in 2011 was $538.5 million, an increase of $61.0 million, or 12.8 percent, compared to $477.5 million in 2010. The increase is primarily driven by higher employment costs of $31.9 million due to the reinstatement of salaries and other temporary employment cost reductions and a higher provision for incentive compensation of $18.7 million, as a result of better operating performance. Foreign currency unfavorably impacted operating expense by $2.1 million
Operating expense in 2010 was $477.5 million, a decrease of $12.1 million, or 2.5 percent, compared to $489.6 million in 2009. The decrease is primarily attributable to a $40.2 million decrease in employment expenses driven by restructuring and cost management activities and a $5.4 million decrease in the provision for bad debts. These decreases were partially offset by higher provisions for incentive compensation programs of $20.5 million, increased spending on strategic projects of $8.2 million and the unfavorable impact of foreign currency of $4.3 million.
RESTRUCTURING AND ASSET IMPAIRMENT CHARGES During 2011, we completed our restructuring programs and recognized $21.5 million of restructuring charges of which $13.7 million were recorded as restructuring charges including $1.1 million related to inventory disposals and recorded in cost of goods sold. No asset impairment occurred in 2011. See the discussion under the heading “Restructuring Actions” within this MD&A for additional information.
During 2010, we continued to implement restructuring actions and recognized $48.9 million of restructuring charges of which $44.3 million were recorded as restructuring charges including $0.4 million related to inventory disposals and recorded in cost of goods sold. No asset impairment occurred in 2010.
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
AMORTIZATION OF INTANGIBLES Amortization expense was $11.6 million, $13.1 million and $13.1 million in 2011, 2010 and 2009, respectively.
INTEREST EXPENSE Interest expense decreased $2.4 million to $22.8 million in 2011, compared with $25.2 million in 2010. This decrease was due to a decrease in the average interest rates on domestic borrowings to 4.8 percent, compared to 5.0 percent in 2010, partially offset by higher borrowings. The portion of our debt subject to variable rates of interest was approximately 2 percent and 6 percent at June 30, 2011 and 2010, respectively.
Interest expense decreased $2.0 million to $25.2 million in 2010, compared with $27.2 million in 2009. This decrease was due to lower borrowings, partially offset by an increase in the average interest rates on domestic borrowings to 5.0 percent compared to 3.9 percent in 2009. The portion of our debt subject to variable rates of interest was approximately 6 percent and 34 percent at June 30, 2010 and 2009, respectively, due to lower borrowings outstanding against our revolving credit facility.
OTHER EXPENSE (INCOME), NET In 2011, other expense, net decreased by $11.4 million to $2.8 million expense, net compared to $8.6 million income, net in 2010. The decrease was primarily due to a $10.2 million unfavorable change in foreign currency transaction results, primarily driven by the euro.
In 2010, other income, net decreased by $6.0 million to $8.6 million compared to $14.6 million in 2009. The decrease was primarily due to an unfavorable change in foreign currency transaction results of $3.2 million, primarily due to the euro and a $3.1 million decrease in interest income due to a decrease in interest rates.
INCOME TAXES The effective tax rate from continuing operations for 2011 was 21.6 percent compared to 35.2 percent for 2010. The change in the effective rate from 2010 to 2011 was primarily driven by increased income in international locations where the tax rate is lower than the U.S. as well as restructuring charges in the prior year in jurisdictions where no tax benefit could be recognized.

The 2011 effective rate was favorably impacted by a $21.5 million release of a valuation allowance in the United Kingdom, but that impact was offset by the tax cost of approximately $22.0 million, predominately U.S., associated with dividends of current year net income from some of our international subsidiaries. The 2010 effective rate was unfavorably impacted by the expiration of the research, development and experimental tax credit as well as the impact of restructuring charges in jurisdictions where no tax benefit could be recognized.
During 2011, we generated taxable income in other jurisdictions where we have valuation allowances recorded against our net deferred tax assets. The corresponding impact on the 2011 effective tax rate was immaterial. In conjunction with our annual planning process during the fourth quarter of 2011, we determined that sustainability of future income in the United Kingdom is likely, and as a result, we believe that it is more likely than not that we will be able to realize the net deferred tax assets in this jurisdiction. Accordingly, we recorded a valuation allowance adjustment of $21.5 million that reduced tax expense. With respect to the other jurisdictions, we believe sustainability of future income remains uncertain. We therefore have not adjusted the valuation allowance in these jurisdictions. We will continue to monitor our ability to realize the net deferred tax assets in these jurisdictions, and if appropriate, will adjust the valuation allowance. Such an adjustment would likely result in a material reduction to tax expense in the period the adjustment occurs.
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
INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KENNAMETAL SHAREOWNERS Income from continuing operations attributable to Kennametal Shareowners was $229.7 million, or $2.76 per diluted share, in 2011 compared to $47.8 million, or $0.59 per diluted share, in 2010. The increase in income from continuing operations was a result of the factors previously discussed.
Income from continuing operations attributable to Kennametal Shareowners was $47.8 million, or $0.59 per diluted share, in 2010 compared to loss of ($102.4) million, or ($1.40) per diluted share, in 2009. The increase in income from continuing operations was a result of the factors previously discussed.
BUSINESS SEGMENT REVIEW We operate two reportable operating segments consisting of Industrial and Infrastructure. Corporate expenses that do not have a meaningful base for allocation are reported in Corporate. Segment determination is based upon internal organizational structure, the manner in which we organize segments for making operating decisions and assessing performance, the availability of separate financial results and materiality considerations.
INDUSTRIAL

	2011	2010	2009

External sales	$1,528,672	$1,166,793	$1,277,981
Operating income (loss)	209,663	31,210	(115,083)

External sales of $1,528.7 million in 2011 increased by $361.9 million, or 31.0 percent, from 2010. The increase in sales was attributed to an organic sales increase of 32 percent and favorable foreign currency effects of 1 percent, offset by the impact of fewer business days. On an organic basis, sales increased in all served market sectors led by strong growth in general engineering and transportation sales of 40 percent and 30 percent, respectively. On a regional basis, organic sales increased by approximately 40 percent in Asia, 29 percent in Europe and 28 percent in the Americas.
Operating income for 2011 was $209.7 million and reflects an increase in operating performance of $178.5 million from 2010. The primary drivers of the increase in operating income were higher organic sales of $369.7 million, price realization, improved capacity utilization and incremental restructuring benefits. These benefits were partially offset by higher raw material costs. Industrial operating income included restructuring and related charges of $12.9 million and $35.5 million in 2011 and 2010, respectively. Industrial operating margin increased to 13.7 percent from 2.7 percent in the prior year.
External sales of $1,166.8 million in 2010 decreased by $111.2 million, or 8.7 percent, from 2009. The decrease in sales was attributed to organic sales decline of 10 percent offset by favorable foreign currency effects of 2 percent. On an organic basis, sales decreased in both aerospace and defense and general engineering, by 28 percent and 14 percent, respectively, partially offset by an increase in transportation sales of 8 percent. On a regional basis, organic sales decreased by approximately 15 percent in Europe and 12 percent in the Americas, partially offset by a 13 percent increase in Asia.

Operating income for 2010 was $31.2 million and reflects an increase in operating performance of $146.3 million from the operating loss generated in 2009. The primary drivers of the increase in operating performance were cost savings from restructuring programs, continued cost containment actions and favorable price realization, partially offset by lower organic sales of $133.5 million. Industrial operating income (loss) included restructuring and related charges of $35.5 million and $24.5 million in 2010 and 2009, respectively and $111.0 million of asset impairment charges in 2009.
INFRASTRUCTURE

	2011	2010	2009

External sales	$874,821	$717,274	$721,878
Operating income	121,733	79,899	19,768

External sales of $874.8 million in 2011 increased by $157.5 million, or 22.0 percent, from 2010. The increase in sales was attributed to organic sales increase of 21 percent and favorable foreign currency effects of 1 percent. The organic increase was driven by higher sales in the energy and earthworks markets of 26 percent and 18 percent, respectively. On a regional basis, organic sales increased by approximately 27 percent in Asia, 22 percent in the Americas and 13 percent in Europe.
Operating income for 2011 was $121.7 million and reflects an increase of $41.8 million from 2010. Operating income improved primarily due to higher organic sales of $153.1 million, price realization, increased capacity utilization and incremental restructuring benefits, partially offset by higher raw material costs. Infrastructure operating income included restructuring and related charges of $6.2 million and $13.4 million in 2011 and 2010, respectively. Infrastructure operating margin increased from the prior year quarter to 13.9 percent from 11.1 percent.
External sales of $717.3 million in 2010 decreased by $4.6 million, or 0.6 percent, from 2009. The decrease in sales was attributed to organic sales decline of 4 percent offset by the positive effects of acquisitions of 2 percent and favorable foreign currency effects of 1 percent. The decrease in organic sales was driven by lower sales in the energy market of 13 percent, partially offset by an increase in the earthworks market of 3 percent. On a regional basis, organic sales decreased by approximately 8 percent in Europe and 6 percent in the Americas, partially offset by a 14 percent increase in Asia.
Operating income for 2010 was $79.9 million and reflects an increase of $60.1 million from 2009. The increase was driven by cost savings from restructuring programs and continued cost containment actions, partially offset due to lower organic sales of $27.0 million and unfavorable price realization. For 2010, operating loss included $13.4 million of restructuring and related charges, compared to $47.9 million of restructuring and related charges in 2009.
CORPORATE

	2011	2010	2009

Corporate unallocated expense	$(9,723)	$(17,881)	$(4,503)

In 2011, unallocated expense decreased $8.2 million, or 45.6 percent from 2010. The decrease was driven by $4.2 million of lower strategic project spending, $4.1 million higher allocation of Corporate expense to the segments than in the prior year, $1.2 million higher foreign government subsidy income for certain research projects and a $1.1 million reversal of an international environmental liability, partially offset by charge of $2.4 million recorded to write-off our pre-existing ERP system.
In 2010, unallocated expense increased $13.4 million from 2009. The increase was primarily due to $9.0 million of higher strategic project spending and $1.7 million higher foreign government subsidy income for certain research projects.
LIQUIDITY AND CAPITAL RESOURCES Cash flow from operations is our primary source of funding for capital expenditures. During the year ended June 30, 2011, cash flow provided by operating activities was $230.8 million, driven by our operating performance.
To augment cash from operations and as an additional source of funds, we maintain a syndicated revolving credit-facility. On June 25, 2010 we entered into a five-year, multi-currency, revolving credit facility (2010 Credit Agreement) that extends to June 2015. This agreement replaces the prior credit facility that was scheduled to mature in March 2011. The 2010 Credit Agreement permits revolving credit loans of up to $500.0 million for working capital, capital expenditures and general corporate purposes. The 2010 Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2010 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us.

The 2010 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with these financial covenants as of June 30, 2011. We had no borrowings outstanding under the 2010 Credit Agreement as of June 30, 2011.
Borrowings under the 2010 Credit Agreement are guaranteed by our significant domestic subsidiaries.
Our $300 million Senior Unsecured Notes due in June 2012 have been reclassified to current maturities of long-term debt as of June 30, 2011. The repayment of this debt is expected to be financed in due course through a new corporate bond issuance.
Additionally, we obtain local financing through credit lines with commercial banks in the various countries in which we operate. At June 30, 2011, these borrowings amounted to $3.7 million of notes payable and $3.3 million of term debt, capital leases and other debt. We believe that cash flow from operations and the availability under our credit lines will be sufficient to meet our cash requirements over the next 12 months.
Based upon our debt structure at June 30, 2011 and 2010, approximately 2 percent and 6 percent of our debt, respectively, was exposed to variable rates of interest. The decrease in the portion of our debt subject to variable rates was due to a reduction in notes payable and term debt subject to variable interest rates.
At June 30, 2011, we had cash and cash equivalents of $204.6 million. Total Kennametal shareowners’ equity was $1,658.1 million and total debt was $312.9 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.
Following is a summary of our contractual obligations and other commercial commitments as of June 30, 2011 (in thousands):

Contractual Obligations		Total	2012	2013-2014	2015-2016	Thereafter

Long-term debt	(1)	$327,718	$327,651	$67	$-	$-
Notes payable	(2)	3,821	3,821	-	-	-
Pension benefit payments		(3)	41,230	83,988	91,304	(3)
Postretirement benefit payments		(3)	2,416	4,586	4,203	(3)
Capital leases	(4)	3,505	1,392	1,385	728	-
Operating leases		64,893	16,962	17,516	6,714	23,701
Purchase obligations	(5)	830,285	616,984	90,493	57,792	65,016
Unrecognized tax benefits	(6)	21,462	16,096	-	-	5,366

Total			$1,026,552	$198,035	$160,741

(1)	Long-term debt includes interest obligations of $21.6 million. Interest obligations were determined assuming interest rates as of June 30, 2011 remain constant.

(2)	Notes payable includes interest obligations of $0.2 million. Interest obligations were determined assuming interest rates as of June 30, 2011 remain constant.

(3)	Annual payments are expected to continue into the foreseeable future at the amounts noted in the table.

(4)	Capital leases include interest obligations of $0.4 million.

(5)	Purchase obligations consist of purchase commitments for materials, supplies and machinery and equipment as part of the ordinary conduct of business. Purchase obligations with variable price provisions were determined assuming market prices as of June 30, 2011 remain constant.

(6)	Unrecognized tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. These amounts include interest of $3.2 million accrued related to such positions as of June 30, 2011. The amount included for 2012 is expected to be settled within the next twelve months. The remaining amount of unrecognized tax benefits is included in the ‘Thereafter’ column as we are not able to reasonably estimate the timing of potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Other Commercial Commitments	Total	2012	2013-2014	2015-2016	Thereafter

Standby letters of credit	$5,234	$5,234	$-	$-	$-
Guarantees	32,241	25,725	454	9	6,053

Total	$37,475	$30,959	$454	$9	$6,053

The standby letters of credit relate to insurance and other activities. The guarantees are non-debt guarantees in foreign locations with financial institutions required primarily for security deposits, product performance guarantees and advances.

Cash flows from discontinued operations are not deemed material and have been combined with cash flows from continuing operations within each cash flow statement category. The absence of cash flows from discontinued operations is not expected to have a material impact on our future liquidity and capital resources.
Cash Flow Provided by Operating Activities
During 2011, cash flow provided by operating activities was $230.8 million, compared to $164.8 million in 2010. Cash flow provided by operating activities for the current year consisted of net income and non-cash items amounting to $329.8 million, offset by changes in certain assets and liabilities netting to $99.0 million. These changes were primarily driven by an increase in inventory of $124.1 million, due to increased demand and higher raw material costs, and an increase in accounts receivable of $89.2 million driven by higher sales volumes, partially offset by an increase in accounts payable and accrued liabilities of $100.3 million, driven by higher accounts payable balances related to increased production and an increase in accrued income taxes of $22.2 million.
During 2010, cash flow provided by operating activities was $164.8 million, compared to $192.3 million in 2009. Cash flow provided by operating activities for 2010 consisted of net income and non-cash items amounting to $158.4 million and changes in certain assets and liabilities netting to $6.5 million. These changes were driven by an increase in accounts receivable of $58.2 million, driven by higher sales volumes in the latter part of the year, partially offset by an increase in accounts payable and accrued liabilities of $41.0 million, driven by increased accounts payable related to increased production and an increase in accrued income taxes of $19.2 million.
During 2009, cash flow provided by operating activities was $192.3 million. Cash flow provided by operating activities for 2009 consisted of net loss and non-cash items amounting to $113.1 million of cash generation, including $115.2 million of restructuring and asset impairment charges, and changes in certain assets and liabilities netting to $79.2 million. Contributing to these changes was a decrease in accounts receivable of $200.2 million and a decrease in inventories of $36.0 million, partially offset by a decrease in accounts payable and accrued liabilities of $118.1 million, a decrease in accrued income taxes of $12.0 million and a net change in other assets and liabilities of $26.9 million.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $71.8 million for 2011, an increase of $31.4 million, compared to $40.4 million in 2010. During the current year, cash flow used for investing activities included $83.4 million used for purchases of property, plant and equipment, which consisted primarily of upgrades of equipment and our enterprise resource planning (ERP) system.
We have projected our capital expenditures for 2012 to be approximately $100 million, which are expected to be used primarily to invest in equipment upgrades and manufacturing capabilities. We believe this level of capital spending is sufficient to maintain competitiveness and improve productivity.
Cash flow used for investing activities was $40.4 million for 2010, a decrease of $129.7 million, compared to $170.1 million in 2009. During 2010, cash flow used for investing activities included $56.7 million used for purchases of property, plant and equipment, which consisted primarily of equipment upgrades, and $17.0 million used for the acquisition of business assets, primarily the deferred purchase price of $16.0 million for a 2007 acquisition, as well as $27.8 million of cash proceeds from divestitures.
Cash flow used for investing activities was $170.1 million for 2009 and included $104.8 million used for purchases of property, plant and equipment, which consisted primarily of equipment upgrades, and $69.5 million used for the acquisition of business assets, primarily the Tricon acquisition with a net purchase price of $64.1 million.
Cash Flow Used for Financing Activities
Cash flow used for financing activities was $96.0 million for 2011, compared to $58.2 million in 2010. During the current year, cash flow used for financing activities included $57.9 million used for the purchase of capital stock, $39.8 million of cash dividends paid to shareowners and a $17.6 million net decrease in borrowings, partially offset by $18.3 million of dividend reinvestment and the effect of employee benefit and stock plans.
Cash flow used for financing activities was $58.2 million for 2010, compared to $15.5 million in 2009. During 2010, cash flow used for financing activities included a $143.0 million net decrease in borrowings and $39.3 million of cash dividends paid to shareowners, partially offset by $120.7 million in net proceeds from equity offering and $10.7 million of dividend reinvestment and the effect of employee benefit and stock plans.
In 2009, cash flow used for financing activities was $15.5 million and included a $128.0 million net increase in borrowings, $12.6 million in proceeds from termination of interest rate swap contracts and $4.9 million of dividend reinvestment and the effect of employee benefit and stock plans offset by $127.7 million used for the purchase of capital stock and $35.5 million of cash dividends paid to shareowners.

FINANCIAL CONDITION At June 30, 2011, total assets were $2,754.5 million, an increase of $486.7 million from $2,267.8 million at June 30, 2010. Total liabilities increased $161.4 million from $934.4 million at June 30, 2010 to $1,095.8 million at June 30, 2011.
Working capital was $446.1 million at June 30, 2011, a decrease of $76.8 million or 14.7 percent from $522.9 million at June 30, 2010. The decrease in working capital was primarily driven by an increase in current maturities of long-term debt and capital leases and notes payable to banks of $288.0 million due to the $306.0 million senior unsecured notes being reclassified from long-term to current as they are due in 2012, an increase in accounts payable of $97.3 million due to increased production and better working capital management, an increase in accrued payroll of $25.9 million due to the timing of the payroll disbursement at year end and an increase in accrued income taxes of $20.2 million, partially offset by an increase in inventories of $155.7 million driven by the impact of higher production to meet demand and higher raw material costs, an increase of $121.1 million in accounts receivable due to higher sales and an increase of $86.4 million in cash and cash equivalents. Foreign currency effects accounted for $54.4 million of the working capital change.
Property, plant and equipment, net increased $32.6 million from $664.5 million at June 30, 2010 to $697.1 million at June 30, 2011, primarily due to capital additions of $83.4 million, consisting of equipment upgrades and ERP system capitalization and foreign currency impact of $38.6 million, partially offset by depreciation expense of $81.9 million.
At June 30, 2011, other assets were $769.8 million, an increase of $82.4 million from $687.4 million at June 30, 2010. The primary drivers for the increase were an increase in other assets of $47.0 million, an increase in goodwill of $21.9 million and an increase in deferred income taxes of $18.0 million. The increase in other assets was primarily due to an increase in pension assets due to higher return on plan assets. Foreign currency effects accounted for $21.6 million and $5.3 million in the change in goodwill and deferred income taxes, respectively.
Long-term debt and capital leases decreased $312.8 million to $1.9 million at June 30, 2011 from $314.7 million at June 30, 2010. The decrease was driven by the reclassification of senior unsecured notes which are due in 2012 to current.
Kennametal shareowners’ equity was $1,638.1 million at June 30, 2011, an increase of $322.6 million from $1,315.5 million in the prior year. The increase was primarily due to net income attributable to Kennametal of $229.7 million, foreign currency translation adjustments of $120.1 million, effect of amortization of employee benefit plan gains into other comprehensive income of $35.2 million and capital stock issued under employee benefit and stock plans of $34.9 million, partially offset by purchase of capital stock of $57.9 million and cash dividends paid to shareowners of $39.8 million.
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
Other Environmental Issues We establish and maintain reserves for other potential environmental issues. At June 30, 2011 and 2010, the total of accruals for these reserves was $5.4 million and $5.2 million, respectively. These totals represent anticipated costs associated with the remediation of these issues. We recorded additional reserves of $1.5 million and $0.6 million in 2011 and 2010, respectively. We recorded unfavorable foreign currency translation adjustments of $0.6 million during 2011 and favorable foreign currency translation adjustment of $0.6 million during 2010, respectively. Cash payments of $0.8 million and $0.1 million were made against these reserves during 2011 and 2010, respectively. We also had a $1.1 million reversal of an international environmental liability in 2011. We maintain a Corporate EHS Department, as well as an EHS Steering Committee, to monitor compliance with environmental regulations and to oversee remediation activities. In addition, we have designated EHS coordinators who are responsible for each of our global manufacturing facilities. Our financial management team periodically meets with members of the Corporate EHS Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly basis, we review financial provisions and reserves for environmental contingencies and adjust these reserves when appropriate.
EFFECTS OF INFLATION Despite modest inflation in recent years, rising costs, including the cost of certain raw materials, continue to affect our operations throughout the world. We strive to minimize the effects of inflation through cost containment, productivity improvements and price increases.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP), we make judgments and estimates about the amounts reflected in our financial statements. As part of our financial reporting process, our management collaborates to determine the necessary information on which to base our judgments and develops estimates used to prepare the financial statements. We use historical experience and available information to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of different facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in our financial statements. Our significant accounting policies are described in Note 2 of our consolidated financial statements set forth in Item 8. We believe that the following discussion addresses our critical accounting policies.
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
We recognize revenue related to the sale of specialized assembled machines upon customer acceptance and installation, as installation is deemed essential to the functionality of a specialized assembled machine. Sales of specialized assembled machines were immaterial for 2011, 2010 and 2009.
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
Goodwill and Indefinite-Lived Intangible Assets We evaluate the recoverability of goodwill of each of our reporting units by comparing the fair value of each reporting unit with its carrying value. The fair values of our reporting units are determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit. We evaluate the recoverability of indefinite-lived intangible assets using a discounted cash flow analysis based on projected financial information. These valuations are sensitive to changes in market interest rates.
Pension and Other Postretirement and Postemployment Benefits We sponsor these types of benefit plans for certain employees and retirees. Accounting for the cost of these plans requires the estimation of the cost of the benefits to be provided well into the future and attributing that cost over the expected work life of employees participating in these plans. This estimation requires our judgment about the discount rate used to determine these obligations, expected return on plan assets, rate of future compensation increases, rate of future health care costs, withdrawal and mortality rates and participant retirement age. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans.
In the valuation of our pension and other postretirement and postemployment benefit liabilities, management utilizes various assumptions. We determine our discount rate based on investment grade bond yield curves with a duration that approximates the benefit payment timing of each plan. This rate can fluctuate based on changes in investment grade bond yields. At June 30, 2011, a hypothetical 25 basis point increase or decrease in our discount rates would increase or decrease, respectively, our pre-tax income by approximately $2.7 million.
The long-term rate of return on plan assets is estimated based on an evaluation of historical returns for each asset category held by the plans, coupled with the current and short-term mix of the investment portfolio. The historical returns are adjusted for expected future market and economic changes. This return will fluctuate based on actual market returns and other economic factors.
The rate of future health care cost increases is based on historical claims and enrollment information projected over the next fiscal year and adjusted for administrative charges. This rate is expected to decrease until 2029. At June 30, 2011, a hypothetical 1 percent increase or decrease in our health care cost trend rates would be immaterial to our pre-tax income.
Future compensation rates, withdrawal rates and participant retirement age are determined based on historical information. These assumptions are not expected to significantly change. Mortality rates are determined based on a review of published mortality tables.
We expect to contribute $7.0 million and $2.1 million to our pension and other postretirement benefit plans, respectively, in 2012.
Allowance for Doubtful Accounts We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the creditworthiness of our customers based on multiple sources of information and analyze additional factors such as our historical bad debt experience, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. This assessment requires significant judgment. If the financial condition of our customers was to deteriorate, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at June 30, 2011.
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

Income Taxes Realization of our deferred tax assets is primarily dependent on future taxable income, the timing and amount of which are uncertain, in part, due to the expected profitability of certain foreign subsidiaries. A valuation allowance is recognized if it is “more likely than not” that some or all of a deferred tax asset will not be realized. As of June 30, 2011, the deferred tax assets net of valuation allowances relate primarily to net operating loss carryforwards, accrued employee benefits and inventory reserves. In the event that we were to determine that we would not be able to realize our deferred tax assets in the future, an increase in the valuation allowance would be required. In the event we were to determine that we are able to use our deferred tax assets and a valuation allowance had been recorded against the deferred tax assets, a decrease in the valuation allowance would be required.
NEW ACCOUNTING STANDARDS
Adopted
As of January 1, 2011, Kennametal adopted changes to intangible impairment testing for reporting units with zero or negative carrying amounts. These changes require an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not that an intangible impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s intangible assets are not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. The adoption of this guidance did not have an impact on our consolidated financial statements.
As of January 1, 2011, Kennametal adopted changes to the disclosures related to business combinations for a public entity that presents comparative financial statements. This guidance also expanded the supplemental pro forma business combination disclosures. The adoption of this guidance did not have an impact on our consolidated financial statements.
As of July 1, 2010, Kennametal adopted new guidance on consolidations for enterprises involved with variable interest entities. The guidance modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights should be consolidated and clarifies that the determination of whether a company is required to consolidate a variable interest entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The adoption of this guidance did not have an impact on our consolidated financial statements.
As of July 1, 2010, Kennametal adopted new guidance on accounting for transfers of financial assets. This guidance requires additional disclosure regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The adoption of this guidance did not have an impact on our consolidated financial statements.
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
Issued
In June 2011, the Financial Accounting Standards Board (FASB) issued new guidance on presentation of comprehensive income. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement (referred to as the statement of comprehensive income) or in two separate consecutive statements. Each component of net income and other comprehensive income, together with totals for comprehensive income and its two parts — net income and other comprehensive income, would need to be displayed under either alternative. The statement(s) would need to be presented with equal prominence as the other primary financial statements. This guidance is effective for Kennametal beginning July 1, 2012.

In May 2011, the FASB issued new guidance on fair value measurements and disclosure. The objective of the new guidance is a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles U.S. GAAP and international financial reporting standards (IFRS). Many of the amendments in this new guidance represent clarifications to existing guidance or changes in the measurement guidance for determining fair value. The most significant change in disclosures is an expansion of the information required for Level 3 measurements. New disclosures are required about the use of a nonfinancial asset measured or disclosed at fair value if its use differs from its highest and best use. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. This guidance is effective for Kennametal beginning January 1, 2012. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

ITEM 7A	- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. As part of our financial risk management program, we use certain derivative financial instruments to manage these risks. We do not enter into derivative transactions for speculative purposes and, therefore, hold no derivative instruments for trading purposes. We use derivative financial instruments to provide predictability to the effects of changes in foreign exchange rates on our consolidated results and to achieve our targeted mix of fixed and floating interest rates on outstanding debt. Our objective in managing foreign exchange exposures with derivative instruments is to reduce volatility in cash flow, allowing us to focus more of our attention on business operations. With respect to interest rate management, these derivative instruments allow us to achieve our targeted fixed-to-floating interest rate mix as a separate decision from funding arrangements in the bank and public debt markets. We measure hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The ineffective portions are recorded in other expense (income), net. See Notes 2 and 16 set forth in Item 8.
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
The following provides additional information on our use of derivative instruments. Included below is a sensitivity analysis that is based upon a hypothetical 10 percent weakening or strengthening in the U.S. dollar compared to the June 30, 2011 foreign currency rates and the effective interest rates under our current borrowing arrangements. We compared the contractual derivative and borrowing arrangements in effect at June 30, 2011 to the hypothetical foreign exchange or interest rates in the sensitivity analysis to determine the effect on interest expense, pre-tax income or accumulated other comprehensive income. Our analysis takes into consideration the different types of derivative instruments and the applicability of hedge accounting.
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
Our foreign exchange hedging program minimizes our exposure to foreign exchange rate movements. This exposure arises largely from anticipated cash flows from cross-border intercompany sales of products and services. This program utilizes range forwards and forward contracts primarily to sell foreign currency. The notional amounts of the contracts translated into U.S. dollars at June 30, 2011 and 2010 rates were $37.6 million and $9.4 million, respectively. We would have paid immaterial amounts at June 30, 2011 and 2010, respectively, to settle these contracts, which represent the fair value of these contracts. At June 30, 2011, a hypothetical 10 percent strengthening or weakening of the U.S. dollar would change accumulated other comprehensive (loss) income, net of tax, by $1.5 million.
In addition, we may enter into forward contracts to hedge transaction exposures or significant cross-border intercompany loans by either purchasing or selling specified amounts of foreign currency at a specified date. At June 30, 2011 and 2010, we had outstanding forward contracts to purchase and sell foreign currency with notional amounts, translated into U.S. dollars at June 30, 2011 and 2010 rates, of $39.3 million and $134.0 million, respectively. At June 30, 2011, a hypothetical 10 percent change in the year-end exchange rates would result in an increase or decrease in pre-tax income of $0.8 million related to these positions.
Interest Rate Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We seek to manage our interest rate risk in order to balance our exposure between fixed and floating rates, while attempting to minimize our borrowing costs. To achieve these objectives, we primarily use interest rate swap contracts to manage exposure to interest rate changes related to these borrowings. We had forward starting interest rate swap contracts outstanding for forecasted transactions that effectively converted a cumulative notional amount of $150 million and $75 million from floating to fixed interest rates as of June 30, 2011 and 2010, respectively. These contracts are expected to be settled by December 2011. We would have paid $2.4 million and $2.3 million at June 30, 2011 and 2010, respectively, to settle these interest rate swap contracts, which represented the fair value of these contracts.
FAIR VALUE HEDGES Interest Rate As discussed above, our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We seek to manage this risk through the use of interest rate swap contracts. At June 30, 2011 and 2010, we had no such contracts in place.
DEBT AND NOTES PAYABLE At June 30, 2011 and 2010, we had $312.9 million and $337.7 million, respectively, of outstanding debt, including capital leases and notes payable. Effective interest rates as of June 30, 2011 and 2010 were 4.8 percent and 5.0 percent, respectively, including the effect of interest rate swaps. A hypothetical change of 10 percent in interest rates from June 30, 2011 levels would increase or decrease annual interest expense by approximately $2.2 million.
On June 25, 2010, we entered into a five-year, multi-currency, revolving credit facility (2010 Credit Agreement) that extends to June 2015. This agreement replaces the prior credit facility that was scheduled to mature in March 2011. The 2010 Credit Agreement permits revolving credit loans of up to $500.0 million for working capital, capital expenditures and general corporate purposes. We had no borrowings outstanding under the 2010 Credit Agreement as of June 30, 2011.
Also during July 2009, the Company completed the issuance of 8.1 million shares of its common stock generating net proceeds of $120.7 million which were used to pay down outstanding indebtedness under the revolving credit facility.
FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS Foreign currency exchange rate fluctuations materially decreased earnings in 2011 and materially increased earnings in 2009. Such fluctuations did not materially impact earnings in 2010. Foreign currency exchange rate fluctuations may have a material impact on future earnings in the short term and long term.

ITEM 8	- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has conducted an assessment of the Company’s internal controls over financial reporting as of June 30, 2011 using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2011, based on criteria in Internal Control — Integrated Framework issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
To the Shareowners of Kennametal Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareowners’ equity and cash flow present fairly, in all material respects, the financial position of Kennametal Inc. and its subsidiaries at June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
August 11, 2011

CONSOLIDATED STATEMENTS OF INCOME

Year ended June 30 (in thousands, except per share data)	2011	2010	2009

Sales	$2,403,493	$1,884,067	$1,999,859
Cost of goods sold	1,519,102	1,256,339	1,423,320

Gross profit	884,391	627,728	576,539
Operating expense	538,530	477,487	489,567
Restructuring and asset impairment charges (Notes 2 and 15)	12,586	43,923	173,656
Amortization of intangibles	11,602	13,090	13,134

Operating income (loss)	321,673	93,228	(99,818)
Interest expense	22,760	25,203	27,244
Other expense (income), net	2,780	(8,577)	(14,566)

Income (loss) from continuing operations before income taxes	296,133	76,602	(112,496)
Provision (benefit) for income taxes (Note 12)	63,856	26,977	(11,205)

Income (loss) from continuing operations	232,277	49,625	(101,291)
Loss from discontinued operations (Note 5)	-	(1,423)	(17,340)

Net income (loss)	232,277	48,202	(118,631)
Less: Net income attributable to noncontrolling interests	2,550	1,783	1,111

Net income (loss) attributable to Kennametal	$229,727	$46,419	$(119,742)

Amounts attributable to Kennametal Shareowners:
Income (loss) from continuing operations	$229,727	$47,842	$(102,402)
Loss from discontinued operations (Note 5)	-	(1,423)	(17,340)

Net income (loss) attributable to Kennametal	$229,727	$46,419	$(119,742)

PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL
Basic earnings (loss) per share:
Continuing operations	$2.80	$0.59	$(1.40)
Discontinued operations	-	(0.02)	(0.24)

	$2.80	$0.57	$(1.64)

Diluted earnings (loss) per share:
Continuing operations	$2.76	$0.59	$(1.40)
Discontinued operations	-	(0.02)	(0.24)

	$2.76	$0.57	$(1.64)

Dividends per share	$0.48	$0.48	$0.48

Basic weighted average shares outstanding	82,063	80,966	73,122

Diluted weighted average shares outstanding	83,173	81,690	73,122

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of June 30 (in thousands, except per share data)	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$204,565	$118,129
Accounts receivable, less allowance for doubtful accounts of $20,958 and $24,789	447,835	326,699
Inventories (Note 8)	519,973	364,268
Deferred income taxes (Note 12)	60,257	62,083
Other current assets	54,955	44,752

Total current assets	1,287,585	915,931

Property, plant and equipment:
Land and buildings	373,971	341,748
Machinery and equipment	1,396,306	1,281,872
Less accumulated depreciation	(1,073,215)	(959,085)

Property, plant and equipment, net	697,062	664,535

Other assets:
Investments in affiliated companies	829	2,251
Goodwill (Note 2)	511,328	489,443
Other intangible assets, less accumulated amortization of $78,712 and $63,343 (Note 2)	152,279	155,306
Deferred income taxes (Note 12)	29,876	11,827
Other	75,510	28,530

Total other assets	769,822	687,357

Total assets	$2,754,469	$2,267,823

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases (Note 10)	$307,304	$3,539
Notes payable to banks (Note 11)	3,659	19,454
Accounts payable	222,678	125,360
Accrued income taxes (Note 12)	38,098	17,857
Accrued vacation pay	37,311	34,615
Accrued payroll	65,265	39,374
Other current liabilities (Note 9)	167,206	152,806

Total current liabilities	841,521	393,005
Long-term debt and capital leases, less current maturities (Note 10)	1,919	314,675
Deferred income taxes (Note 12)	83,310	63,266
Accrued postretirement benefits (Note 13)	17,853	17,894
Accrued pension benefits (Note 13)	117,066	111,807
Accrued income taxes (Note 12)	3,094	5,193
Other liabilities	31,065	28,540

Total liabilities	1,095,828	934,380

Commitments and contingencies (Note 19)

EQUITY
Kennametal Shareowners’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	-	-
Capital stock, $1.25 par value; 120,000 shares authorized; 81,129 and 81,903 shares issued	101,411	102,379
Additional paid-in capital	470,758	492,454
Retained earnings	983,374	793,448
Accumulated other comprehensive income (loss)	82,529	(72,781)

Total Kennametal Shareowners’ Equity	1,638,072	1,315,500
Noncontrolling interests	20,569	17,943

Total equity	1,658,641	1,333,443

Total liabilities and equity	$2,754,469	$2,267,823

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

Year ended June 30 (in thousands)	2011	2010	2009

OPERATING ACTIVITIES
Net income (loss)	$232,277	$48,202	$(118,631)
Adjustments for non-cash items:
Depreciation	81,869	83,339	83,247
Amortization	11,602	13,090	13,134
Stock-based compensation expense	18,852	16,640	9,412
Restructuring and asset impairment charges (Note 15)	2,914	855	115,212
Loss on divestitures	-	527	22,704
Deferred income tax (benefit) provision	(7,881)	230	(10,898)
Other	(9,872)	(4,506)	(1,088)
Changes in certain assets and liabilities, excluding effects of acquistions and divestitures:
Accounts receivable	(89,153)	(58,245)	200,159
Inventories	(124,082)	(2,576)	36,048
Accounts payable and accrued liabilities	100,325	40,985	(118,133)
Accrued income taxes	22,158	19,227	(11,969)
Other	(8,212)	7,060	(26,934)

Net cash flow provided by operating activities	230,797	164,828	192,263

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(83,442)	(56,679)	(104,842)
Disposals of property, plant and equipment	9,755	5,141	2,914
Cash paid for acquisitions, net of cash acquired (Note 4)	-	(16,969)	(69,485)
Proceeds from divestitures (Notes 4 and 5)	-	27,788	1,544
Proceeds from sale of investments in affiliated companies	1,723	23	108
Other	139	276	(295)

Net cash flow used for investing activities	(71,825)	(40,420)	(170,056)

FINANCING ACTIVITIES
Net (decrease) increase in notes payable	(15,992)	(27,335)	14,311
Term debt borrowings	450,109	564,366	974,248
Term debt repayments	(451,748)	(680,023)	(860,522)
Purchase of capital stock	(57,909)	(306)	(127,720)
Net proceeds from equity offering	-	120,696	-
Proceeds from interest rate swap agreement termination (Note 7)	-	-	12,566
Dividend reinvestment and the effect of employee benefit and stock plans	18,328	10,677	4,873
Cash dividends paid to shareowners	(39,801)	(39,316)	(35,466)
Other	988	(6,926)	2,184

Net cash flow used for financing activities	(96,025)	(58,167)	(15,526)

Effect of exchange rate changes on cash and cash equivalents	23,489	(17,935)	(23,336)

CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	86,436	48,306	(16,655)
Cash and cash equivalents, beginning of period	118,129	69,823	86,478

Cash and cash equivalents, end of period	$204,565	$118,129	$69,823

The accompanying notes are an integral part of these consolidated financial statements.
Note: Amounts presented include cash flows from discontinued operations.

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY

	2011		2010		2009
Year ended June 30 (in thousands)	Shares	Amount	Shares	Amount	Shares	Amount

CAPITAL STOCK
Balance at beginning of year	81,903	$102,379	73,232	$91,540	76,858	$96,076
Dividend reinvestment	8	10	12	15	28	35
Capital stock issued under employee benefit and stock plans	721	901	621	776	346	429
Equity offering	-	-	8,050	10,063	-	-
Purchase of capital stock	(1,503)	(1,879)	(12)	(15)	(4,000)	(5,000)

Balance at end of year	81,129	101,411	81,903	102,379	73,232	91,540

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		492,454		357,839		468,169
Dividend reinvestment		354		290		569
Capital stock issued under employee benefit and stock plans		33,980		23,986		11,821
Equity offering		-		110,630		-
Purchase of capital stock		(56,030)		(291)		(122,720)

Balance at end of year		470,758		492,454		357,839

RETAINED EARNINGS
Balance at beginning of year		793,448		786,345		941,553
Net income (loss)		229,727		46,419		(119,742)
Cash dividends paid to shareowners		(39,801)		(39,316)		(35,466)

Balance at end of year		983,374		793,448		786,345

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year		(72,781)		11,719		142,109
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges, net of tax		642		(936)		(3,006)
Reclassification of unrealized (gain) loss on expired derivatives designated and qualified as cash flow hedges, net of tax		(679)		(1,482)		5,290
Unrecognized net pension and other postretirement benefit gains (losses), net of tax		28,087		(17,397)		(14,283)
Reclassification of net pension and other postemployment benefit losses, net of tax		7,131		2,975		1,496
Foreign currency translation adjustments, net of tax		120,129		(67,660)		(119,887)

Other comprehensive income (loss), net of tax		155,310		(84,500)		(130,390)

Balance at end of year		82,529		(72,781)		11,719

NONCONTROLLING INTERESTS
Balance at beginning of year		17,943		20,012		21,527
Net income		2,550		1,783		1,111
Other comprehensive income (loss), net of tax		2,229		(1,177)		(2,158)
Purchase of noncontrolling interests		-		(401)		(165)
Cash dividends paid to noncontrolling interests		(2,153)		(2,274)		(303)

Balance at end of year		20,569		17,943		20,012

Total equity, June 30		$1,658,641		$1,333,443		$1,267,455

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - NATURE OF OPERATIONS
Kennametal Inc. delivers productivity to customers seeking peak performance in demanding environments by providing innovative custom and standard wear-resistant solutions, enabled through our advanced materials sciences, application knowledge and commitment to a sustainable environment. We believe that our reputation for manufacturing excellence, as well as our technological expertise and innovation in our principal products, has helped us to achieve a leading market presence in our primary markets. End users of our products include metalworking manufacturers and suppliers across a diverse array of industries, including the aerospace, defense, transportation, machine tool, light machinery and heavy machinery industries, as well as manufacturers, producers and suppliers in a number of other industries including coal mining, highway construction, quarrying, and oil and gas exploration and production industries. Our end users’ products include items ranging from airframes to coal mining, engines to oil wells and turbochargers to construction.
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
CASH AND CASH EQUIVALENTS Cash investments having original maturities of three months or less are considered cash equivalents. Cash equivalents principally consist of investments in money market funds and bank deposits at June 30, 2011.
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
INVENTORIES Inventories are stated at the lower of cost or market. We use the last-in, first-out (LIFO) method for determining the cost of a significant portion of our United States (U.S.) inventories. The cost of the remainder of our inventories is determined under the first-in, first-out or average cost methods. When market conditions indicate an excess of carrying costs over market value, a lower-of-cost-or-market provision is recorded. Excess and obsolete inventory reserves are established based upon our evaluation of the quantity of inventory on hand relative to demand. The excess and obsolete inventory reserve at June 30, 2011 and 2010 was $55.3 million and $68.3 million, respectively.
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
LONG-LIVED ASSETS We evaluate the recoverability of property, plant and equipment and intangible assets that are amortized, whenever events or changes in circumstances indicate the carrying amount of any such assets may not be fully recoverable. Changes in circumstances include technological advances, changes in our business model, capital structure, economic conditions or operating performance. Our evaluation is based upon, among other things, our assumptions about the estimated future undiscounted cash flows these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value of the asset or asset group, we will recognize an impairment loss to the extent that carrying value exceeds fair value. We apply our best judgment when performing these evaluations to determine if a triggering event has occurred, the undiscounted cash flows used to assess recoverability and the fair value of the asset.
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
The carrying amount of goodwill attributable to each segment at June 30 is as follows:

(in thousands)	Industrial	Infrastructure	Total

Goodwill	$406,626	$247,199	$653,825
Accumulated impairment losses	(150,842)	-	(150,842)

Balance as of June 30, 2009	$255,784	$247,199	$502,983

Acquisitions / Divestitures	536	-	536
Translation	(13,188)	(888)	(14,076)

Change in goodwill	(12,652)	(888)	(13,540)

Goodwill	$393,974	$246,311	$640,285
Accumulated impairment losses	(150,842)	-	(150,842)

Balance as of June 30, 2010	$243,132	$246,311	$489,443

Adjustments	$252	$-	$252
Translation	17,719	3,914	21,633

Change in goodwill	17,971	3,914	21,885

Goodwill	411,945	250,225	662,170
Accumulated impairment losses	(150,842)	-	(150,842)

Balance as of June 30, 2011	$261,103	$250,225	$511,328

We recorded no goodwill or intangible asset impairments in 2011 and 2010. We also recorded goodwill impairment charges of $37.3 million related to our surface finishing machines and services business and $62.9 million related to our engineered products business in 2009.
During 2010, we acquired the remaining noncontrolling interest of a consolidated entity which resulted in additional Industrial goodwill of $0.7 million.

The components of our intangible assets were as follows as of June 30:

	Estimated	2011		2010
	Useful Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	(in years)	Amount	Amortization	Amount	Amortization

Contract-based	4 to 15	$6,349	$(5,380)	$6,357	$(5,218)
Technology-based and other	4 to 15	39,743	(25,442)	37,136	(20,422)
Customer-related	10 to 20	113,977	(38,275)	108,470	(29,255)
Unpatented technology	30	19,540	(4,740)	19,216	(4,572)
Trademarks	5 to 20	10,902	(4,875)	10,647	(3,876)
Trademarks	Indefinite	40,480	-	36,823	-

Total		$230,991	$(78,712)	$218,649	$(63,343)

During 2011, we recorded foreign currency translation adjustments which increased intangible assets by $8.5 million. During 2010, we recorded foreign currency translation adjustments which decreased intangible assets by $6.0 million. We also recorded a $10.8 million impairment charge in 2009 for the indefinite-lived trademark for our surface finishing machines and services business.
Amortization expense for intangible assets was $11.6 million, $13.1 million and $13.1 million for 2011, 2010 and 2009, respectively. Estimated amortization expense for 2012 through 2016 is $10.8 million, $10.1 million, $9.8 million, $9.5 million, and $9.1 million, respectively.
PENSION AND OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS We sponsor these types of benefit plans for certain employees and retirees. Accounting for the cost of these plans requires the estimation of the cost of the benefits to be provided well into the future and attributing that cost over the expected work life of employees participating in these plans. This estimation requires our judgment about the discount rate used to determine these obligations, expected return on plan assets, rate of future compensation increases, rate of future health care costs, withdrawal and mortality rates and participant retirement age. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans.
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
For purposes of determining the number of diluted shares outstanding at June 30, 2011 and 2010, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options, unvested restricted stock awards and unvested restricted stock units by 1.1 million and 0.7 million shares, respectively. For June 30, 2009, the effect of unexercised capital stock options, unvested restricted stock awards and unvested restricted stock units was anti-dilutive and therefore has been excluded from diluted shares outstanding as well as from the diluted earnings per share calculation. Unexercised capital stock options, restricted stock units and restricted stock awards of 0.4 million, 2.3 million and 2.6 million shares at June 30, 2011, 2010, and 2009, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore the inclusion would have been anti-dilutive.

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
We warrant that products and services sold are free from defects in material and workmanship under normal use and service when correctly installed, used and maintained. This warranty terminates 30 days after delivery of the product to the customer and does not apply to products that have been subjected to misuse, abuse, neglect or improper storage, handling or maintenance. Products may be returned to Kennametal, only after inspection and approval by Kennametal and upon receipt by the customer of shipping instructions from Kennametal. We have included an estimated allowance for warranty returns in our returned goods allowance.
We recognize revenue related to the sale of specialized assembled machines upon customer acceptance and installation, as installation is deemed essential to the functionality of a specialized assembled machine. Sales of specialized assembled machines were immaterial for 2011, 2010 and 2009.
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
Capital stock options are granted to eligible employees at fair market value at the date of grant. Capital stock options are exercisable under specified conditions for up to 10 years from the date of grant. On October 26, 2010, the Company’s shareowners approved the Kennametal Inc., Stock and Incentive Plan of 2010 (2010 Plan). The 2010 Plan authorizes the issuance of up to 3,500,000 shares of the Company’s capital stock plus any shares remaining unissued under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended (2002 Plan). Under the provisions of these Plans, participants may deliver our stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair value of shares delivered during 2011, 2010 and 2009 was $0.8 million, $0.1 million, and $0.7 million, respectively. In addition to stock option grants, these Plans permit the award of stock appreciation rights, performance shares, performance units, restricted stock and restricted stock units to directors, officers and key employees.
RESEARCH AND DEVELOPMENT COSTS Research and development costs of $33.3 million, $28.0 million and $27.6 million in 2011, 2010 and 2009, respectively, were expensed as incurred. These costs are included in operating expense in the consolidated statements of income.
SHIPPING AND HANDLING FEES AND COSTS All fees billed to customers for shipping and handling are classified as a component of sales. All costs associated with shipping and handling are classified as a component of cost of goods sold.
INCOME TAXES Deferred income taxes are recognized based on the future income tax effects (using enacted tax laws and rates) of differences in the carrying amounts of assets and liabilities for financial reporting and tax purposes. A valuation allowance is recognized if it is “more likely than not” that some or all of a deferred tax asset will not be realized.
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES As part of our financial risk management program, we use certain derivative financial instruments. We do not enter into derivative transactions for speculative purposes and, therefore, hold no derivative instruments for trading purposes. We use derivative financial instruments to provide predictability to the effects of changes in foreign exchange rates on our consolidated results, achieve our targeted mix of fixed and floating interest rates on outstanding debt and forecasted transactions. Our objective in managing foreign exchange exposures with derivative instruments is to reduce volatility in cash flow, allowing us to focus more of our attention on business operations. With respect to interest rate management, these derivative instruments allow us to achieve our targeted fixed-to-floating interest rate mix, as a separate decision from funding arrangements, in the bank and public debt markets.
We account for derivative instruments as a hedge of the related asset, liability, firm commitment or anticipated transaction, when the derivative is specifically designated as a hedge of such items. We measure hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The ineffective portions are recorded in other expense (income), net.

Certain currency forward contracts hedging significant cross-border intercompany loans are considered other derivatives and, therefore, do not qualify for hedge accounting. These contracts are recorded at fair value in the balance sheet, with the offset to other expense (income), net.
CASH FLOW HEDGES Currency Forward contracts and range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive income (loss), net of tax, and are recognized as a component of other expense (income), net when the underlying sale of products or services is recognized into earnings.
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
FOREIGN CURRENCY TRANSLATION Assets and liabilities of international operations are translated into U.S. dollars using year-end exchange rates, while revenues and expenses are translated at average exchange rates throughout the year. The resulting net translation adjustments are recorded as a component of accumulated other comprehensive income (loss). The local currency is the functional currency of most of our locations. Losses from foreign currency transactions included in other expense (income), net were $6.6 million for 2011. Gains from foreign currency transactions included in other expense (income), net were $3.5 million and $6.8 million for 2010 and 2009, respectively.
NEW ACCOUNTING STANDARDS
Adopted
As of January 1, 2011, Kennametal adopted changes to intangible impairment testing for reporting units with zero or negative carrying amounts. These changes require an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not that an intangible impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s intangible assets are not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. The adoption of this guidance did not have an impact on our consolidated financial statements.
As of January 1, 2011, Kennametal adopted changes to the disclosures related to business combinations for a public entity that presents comparative financial statements. This guidance also expanded the supplemental pro forma business combination disclosures. The adoption of this guidance did not have an impact on our consolidated financial statements.
As of July 1, 2010, Kennametal adopted new guidance on consolidations for enterprises involved with variable interest entities. The guidance modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights should be consolidated and clarifies that the determination of whether a company is required to consolidate a variable interest entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The adoption of this guidance did not have an impact on our consolidated financial statements.

As of July 1, 2010, Kennametal adopted new guidance on accounting for transfers of financial assets. This guidance requires additional disclosure regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The adoption of this guidance did not have an impact on our consolidated financial statements.
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
Issued
In June 2011, the Financial Accounting Standards Board (FASB) issued new guidance on presentation of comprehensive income. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement (referred to as the statement of comprehensive income) or in two separate consecutive statements. Each component of net income and other comprehensive income, together with totals for comprehensive income and its two parts — net income and other comprehensive income, would need to be displayed under either alternative. The statement(s) would need to be presented with equal prominence as the other primary financial statements. This guidance is effective for Kennametal beginning July 1, 2012.
In May 2011, the FASB issued new guidance on fair value measurements and disclosure. The objective of the new guidance is a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. Many of the amendments in this new guidance represent clarifications to existing guidance or changes in the measurement guidance for determining fair value. The most significant change in disclosures is an expansion of the information required for Level 3 measurements. New disclosures are required about the use of a nonfinancial asset measured or disclosed at fair value if its use differs from its highest and best use. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. This guidance is effective for Kennametal beginning January 1, 2012. We are in the process of evaluating the impact of adoption on our consolidated financial statements.
NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Year ended June 30 (in thousands)	2011	2010	2009

Cash paid during the period for:
Interest	$26,624	$28,626	$26,328
Income taxes	95,382	3,788	18,020

Supplemental disclosure of non-cash information:
Contribution of capital stock to employees’ defined contribution benefit plans	948	6,352	1,738
Change in fair value of derivative contracts	-	-	730
Changes in accounts payable related to purchases of property, plant and equipment	-	-	(12,800)

NOTE 4 – ACQUISITIONS AND DIVESTITURES
During 2009, we acquired Tricon for a net purchase price of $64.1 million. As part of our Infrastructure segment, we acquired Tricon to expand our products and solutions in the surface and underground mining markets, including hard rock and coal. During 2009, we also made an acquisition within our Industrial segment. Also during 2009, we made final payments for two Industrial acquisitions that we made in Europe during 2008. During 2009, we had one divestiture that was accounted for as discontinued operations, see Note 5.

NOTE 5 – DISCONTINUED OPERATIONS
Effective June 30, 2009, we divested HSS from our Industrial segment as part of our continuing focus to shape our business portfolio and rationalize our manufacturing footprint. This divestiture was accounted for as discontinued operations. The net assets disposed of as a result of this transaction had a net book value of approximately $51 million and consisted primarily of inventory and equipment, as well as owned and leased facilities. Cash proceeds from this divestiture amounted to $28.5 million, the majority of which was received in 2010. We incurred pre-tax charges related to the divestiture of $2.3 million and $25.9 million during 2010 and 2009, respectively. The pre-tax charges as well as the related tax effects were recorded in discontinued operations. We do not expect to incur any additional pre-tax charges related to this divestiture.
The following represents the results of discontinued operations for the years ended June 30:

(in thousands)	2010	2009

Sales	$-	$80,630

Loss from discontinued operations before income taxes	$(2,269)	$(25,923)
Income tax expense (benefit)	(846)	(8,583)

Loss from discontinued operations	$(1,423)	$(17,340)

NOTE 6 – FAIR VALUE MEASUREMENTS
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
Level 3: Inputs that are unobservable.
As of June 30, 2011 the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Derivatives (1)	$-	$896	$-	$896

Total assets at fair value	$-	$896	$-	$896

Liabilities:
Derivatives (1)	$-	$3,330	$-	$3,330

Total liabilities at fair value	$-	$3,330	$-	$3,330

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
The fair value of derivatives designated and not designated as hedging instruments in the consolidated balance sheets at June 30 is as follows:

(in thousands)	2011	2010

Derivatives designated as hedging instruments
Other current assets — range forward contracts	$87	$34
Other current liabilities — range forward contracts	(159)	(2)
Other assets — forward starting interest rate swap contracts	772	-
Other liabilities — forward starting interest rate swap contracts	(3,169)	(2,348)

Total derivatives designated as hedging instruments	(2,469)	(2,316)

Derivatives not designated as hedging instruments
Other current assets — currency forward contracts	37	9
Other current liabilities — currency forward contracts	(2)	(1,103)

Total derivatives not designated as hedging instruments	35	(1,094)

Total derivatives	$(2,434)	$(3,410)

Certain currency forward contracts hedging significant cross-border intercompany loans are considered as other derivatives and therefore, do not qualify for hedge accounting. These contracts are recorded at fair value in the balance sheet, with the offset to other expense (income), net. The following represents (gains) losses related to derivatives not designated as hedging instruments for the years ended June 30:

(in thousands)	2011	2010	2009
| | |
Other expense (income), net — currency forward contracts	$(1,126)	$1,077	$73

FAIR VALUE HEDGES
Fixed-to-floating interest rate swap contracts, designated as fair value hedges, are entered into from time to time to hedge our exposure to fair value fluctuations on a portion of our fixed rate debt. We had no such contracts outstanding at June 30, 2011 and 2010, respectively.

In February 2009, we terminated interest rate swap contracts to convert $200 million of our fixed rate debt to floating rate debt. These contracts were originally set to mature in June 2012. Upon termination, we received a cash payment of $13.2 million. Within the consolidated statement of cash flow for the year ended June 30, 2009, $12.6 million related to the forward portion of the payment and has been disclosed under cash flow used for financing activities and the $0.6 million related to the current interest portion has been disclosed under cash flow provided by operating activities. This gain is being amortized as a component of interest expense over the remaining term of the related debt using the effective interest rate method. During the years ended June 30, 2011, 2010 and 2009 $5.9 million, $5.6 million and $3.2 million, respectively were recognized as a reduction in interest expense.
CASH FLOW HEDGES
Currency forward contracts and range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive (loss) income, net of tax, and are recognized as a component of other expense (income), net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at June 30, 2011 and 2010 was $37.6 million and $9.4 million, respectively. The time value component of the fair value of range forwards is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at June 30, 2011, we expect to recognize into earnings in the next 12 months immaterial losses on outstanding derivatives.
Floating-to-fixed interest rate swap contracts, designated as cash flow hedges, are entered into from time to time to hedge our exposure to interest rate changes on a portion of our floating rate debt. These interest rate swap contracts convert a portion of our floating rate debt to fixed rate debt. We record the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to accumulated other comprehensive income (loss), net of tax. We had forward starting interest rate swap contracts outstanding for forecasted transactions that effectively converted a cumulative notional amount of $150 million and $75 million at June 30, 2011 and 2010, respectively from floating to fixed interest rates. As of June 30, 2011 and 2010 we recorded a liability of $2.4 million and $2.3 million, respectively on these contracts which was recorded as an offset in other comprehensive income (loss), net of tax. Over the next 12 months, assuming the market rates remain constant with the rates at June 30, 2011, we do not expect to recognize into earnings any significant gains or losses on outstanding derivatives.
The following represents gains (losses) related to cash flow hedges for the years ended June 30:

(in thousands)	2011	2010	2009

(Losses) gains recognized in other comprehensive income (loss)	$(26)	$(962)	$107

Losses (gains) reclassified from accumulated other comprehensive loss into other expense (income), net	$1,041	$(1,107)	$(8,505)

No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the years ended June 30, 2011, 2010 and 2009.
NOTE 8 – INVENTORIES
Inventories consisted of the following at June 30:

(in thousands)	2011	2010

Finished goods	$303,716	$227,096
Work in process and powder blends	202,940	134,732
Raw materials and supplies	109,683	62,673

Inventories at current cost	616,339	424,501
Less: LIFO valuation	(96,366)	(60,233)

Total inventories	$519,973	$364,268

We used the LIFO method of valuing our inventories for approximately 50 percent and 51 percent of total inventories at June 30, 2011 and 2010, respectively.

NOTE 9 – OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following at June 30:

(in thousands)	2011	2010

Accrued employee benefits	$55,833	$44,474
Payroll, state and local taxes	15,997	9,107
Accrued restructuring expense (Note 15)	12,711	27,254
Other	82,665	71,971

Total other current liabilities	$167,206	$152,806

NOTE 10 – LONG-TERM DEBT AND CAPITAL LEASES
Long-term debt and capital lease obligations consisted of the following at June 30:

(in thousands)	2011	2010

7.2% Senior Unsecured Notes due 2012 net of discount of $0.1 million and $0.2 million for 2011 and 2010, respectively. Also including interest rate swap adjustments of $6.1 million and $12.1 million in 2011 and 2010, respectively	$305,954	$311,849

Capital leases with terms expiring through 2015 at 2.3% to 2.8% in 2011 and 2.0% to 4.7% in 2010	3,113	6,020
Other	156	345

Total debt and capital leases	309,223	318,214

Less current maturities:
Long-term debt	(306,032)	(133)
Capital leases	(1,272)	(3,406)

Total current maturities	(307,304)	(3,539)

Long-term debt and capital leases, less current maturities	$1,919	$314,675

Senior Unsecured Notes On June 19, 2002, we issued $300 million of 7.2 percent Senior Unsecured Notes due 2012 (Senior Unsecured Notes). Interest is payable semi-annually on June 15 and December 15 of each year. The Senior Unsecured Notes contain covenants that restrict our ability to create liens, enter into sale-leaseback transactions or certain consolidations or mergers, or sell all or substantially all of our assets. These notes have been reclassified to current maturities of long-term debt as of June 30, 2011. The repayment of this debt is expected to be financed in due course through a new corporate bond issuance.
2010 Credit Agreement On June 25, 2010 we entered into a five-year, multi-currency, revolving credit facility (2010 Credit Agreement) that extends to June 2015. This agreement replaces the prior credit facility that was scheduled to mature in March 2011. The 2010 Credit Agreement permits revolving credit loans of up to $500 million for working capital, capital expenditures and general corporate purposes. The 2010 Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2010 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us.
The 2010 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with these financial covenants as of June 30, 2011. We had no borrowings outstanding under the 2010 Credit Agreement as of June 30, 2011 or 2010.
Borrowings under the 2010 Credit Agreement are guaranteed by our significant domestic subsidiaries.
Future principal maturities of long-term debt are $306.0 million and $0.1 million, respectively, in 2012 and 2013.

Future minimum lease payments under capital leases for the next five years and thereafter in total are as follows:

(in thousands)

2012	$1,392
2013	1,111
2014	274
2015	728
2016	—
After 2016	—

Total future minimum lease payments	3,505
Less amount representing interest	(392)

Amount recognized as capital lease obligations	$3,113

Our collateralized debt at June 30, 2011 and 2010 was comprised of industrial revenue bond obligations of $0.2 million and $0.3 million, respectively, and the capitalized lease obligations of $3.1 million and $6.0 million, respectively. The underlying assets collateralize these obligations.
NOTE 11 - NOTES PAYABLE AND LINES OF CREDIT
Notes payable to banks of $3.7 million and $19.5 million at June 30, 2011 and 2010, respectively, represents short-term borrowings under credit lines with commercial banks. These credit lines, translated into U.S. dollars at June 30, 2011 exchange rates, totaled $200.6 million at June 30, 2011, of which $196.9 million was unused. The weighted average interest rate for notes payable and lines of credit was 4.4 percent and 3.1 percent at June 30, 2011 and 2010, respectively.
NOTE 12 - INCOME TAXES
Income from continuing operations before income taxes consisted of the following for the years ended June 30:

(in thousands)	2011	2010	2009

Income (loss) from continuing operations before income taxes:
United States	$69,042	$3,925	$(135,133)
International	227,091	72,677	22,637

Total income (loss) from continuing operations before income taxes	$296,133	$76,602	$(112,496)

Current income taxes:
Federal	$26,234	$1,915	$(25,071)
State	1,063	1,376	2,019
International	44,440	23,456	21,169

Total current income taxes	71,737	26,747	(1,883)
Deferred income taxes	(7,881)	230	(9,322)

Provision (benefit) for income taxes	$63,856	$26,977	$(11,205)

Effective tax rate	21.6%	35.2%	10.0%

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision (benefit) for income taxes was as follows for the years ended June 30:

(in thousands)	2011	2010	2009

Income taxes at U.S. statutory rate	$103,647	$26,811	$(39,374)
State income taxes, net of federal tax benefits	1,956	2,290	(131)
U.S. income taxes provided on international income	21,556	1,107	(47)
Combined tax effects of international income	(35,423)	(4,460)	4,029
Change in valuation allowance and other uncertain tax positions	(20,215)	2,024	(4,638)
Impact of goodwill impairment charges	-	-	29,296
Impact of domestic production activities deduction	(6,413)	(456)	672
Research and development credit	(2,685)	(460)	(1,501)
Other	1,433	121	489

Provision (benefit) for income taxes	$63,856	$26,977	$(11,205)

During 2011, we recorded net valuation allowance adjustments of $20.5 million, which reduced income tax expense. The valuation allowance adjustments reflect a change in judgment about the realizability of certain deferred tax assets in the United Kingdom and Europe. The effect of this tax benefit is included in the income tax reconciliation table under the caption “change in valuation allowance and other uncertain tax positions.”
During 2011, we incurred U.S. Federal income taxes of $17.9 million associated with dividends of international subsidiary current year income. The effect of this expense is included in the income tax reconciliation table under the caption “U.S. income taxes provided on international income.”
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

The components of net deferred tax assets and liabilities were as follows at June 30:

(in thousands)	2011	2010

Deferred tax assets:
Net operating loss carryforwards	$65,768	$61,605
Inventory valuation and reserves	29,646	29,302
Pension benefits	713	15,913
Other postretirement benefits	8,312	10,499
Accrued employee benefits	30,975	22,551
Other accrued liabilities	7,939	6,755
Hedging activities	13,528	9,785
Tax credits and other carryforwards	5,431	5,541
Other	2,558	7,953

Total	164,870	169,904
Valuation allowance	(25,662)	(47,987)

Total deferred tax assets	$139,208	$121,917

Deferred tax liabilities:
Tax depreciation in excess of book	$98,957	$79,712
Intangible assets	35,965	33,271

Total deferred tax liabilities	$134,922	$112,983

Total net deferred tax assets (liabilities)	$4,286	$8,934

Included in deferred tax assets at June 30, 2011 is $65.8 million associated with net operating loss carryforwards in foreign and state jurisdictions. Of that amount, $9.3 million expires through June 2016, $6.8 million expires through 2021, $4.3 million expires through 2026, $6.9 million expires through 2031, and the remaining $38.5 million do not expire. The realization of these tax benefits is primarily dependent on future taxable income in these jurisdictions.
A valuation allowance of $25.7 million has been placed against deferred tax assets in Europe, China, Hong Kong, Mexico, Brazil and the U.S., which would be allocated to income tax expense upon realization of these tax benefits. In 2011, the valuation allowance related to these deferred tax assets decreased $22.3 million. As the respective operations generate sufficient income, the valuation allowances will be partially or fully reversed at such time we believe it will be more likely than not that the deferred tax assets will be realized. In 2011, a change in judgment about the realizability of certain deferred tax assets in the United Kingdom resulting in the valuation allowance of $21.5 million being reversed.
June 30, 2011 unremitted earnings of our non-U.S. subsidiaries and affiliates of $1,084.5 million, the majority of which have not been previously taxed in the U.S., are permanently reinvested, and accordingly, no deferred tax liability has been recorded in connection therewith. It is not practical to estimate the income tax effect that might be incurred if cumulative prior year earnings not previously taxed in the U.S. were remitted to the U.S.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest) is as follows as of June 30:

(in thousands)	2011	2010

Balance at beginning of year	$16,391	$15,817
Increases for tax positions of prior years	-	1,303
Decreases for tax positions of prior years	(85)	(184)
Increases for tax positions related to the current year	285	2,390
Decreases related to settlement with taxing authority	-	(1,190)
Decreases related to lapse of statute of limitations	(794)	-
Foreign currency translation	2,492	(1,745)

Balance at end of year	$18,289	$16,391

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in 2011, 2010 and 2009 is $18.0 million, $15.8 million and $15.2 million, respectively. Our policy is to recognize interest and penalties related to income taxes as a component of the provision for income taxes in the consolidated statement of income. We recognized interest expense of $0.9 million, $0.4 million and an interest reduction of $0.8 million for 2011, 2010 and 2009, respectively. As of June 30, 2011 and 2010 the amount of interest accrued was $3.2 million and $2.0 million, respectively.
With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2002. The Internal Revenue Service has audited all U.S. tax years prior to 2009 and is currently examining 2009 and 2010. Various state and foreign jurisdiction tax authorities are in the process of examining our income tax returns for various tax years ranging from 2002 to 2010. We continue to execute and expand our pan-European business model. As a result of this and other matters, we continuously review our uncertain tax positions and evaluate any potential issues that may lead to an increase or decrease in the total amount of unrecognized tax benefits recorded. We believe that it is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $13.0 million to $14.0 million within the next twelve months as a result of the progression of various federal, state, and foreign audits in process.
NOTE 13 - PENSION AND OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
Pension benefits under defined benefit pension plans are based on years of service and, for certain plans, on average compensation for specified years preceding retirement. We fund pension costs in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA), as amended, for U.S. plans and in accordance with local regulations or customs for non-U.S. plans.
We have an Executive Retirement Plan (ERP) for various executives and a Supplemental Executive Retirement Plan (SERP) which was closed to future participation on July 26, 2006.
We presently provide varying levels of postretirement health care and life insurance benefits (OPEB) to certain employees and retirees. Postretirement health care benefits are available to employees and their spouses retiring on or after age 55 with 10 or more years of service. Beginning with retirements on or after January 1, 1998, our portion of the costs of postretirement health care benefits is capped at 1996 levels. Beginning with retirements on or after January 1, 2009, we have no obligation to provide a company subsidy for retiree medical costs.
In 2010 and 2009, special termination benefits of $3.6 million and $2.7 million, respectively, were recognized in the U.S.-based defined benefit pension plan due to an amendment of the plan for supplemental retirement benefits.
We use a June 30 measurement date for all of our plans.

Defined Benefit Pension Plans
The funded status of our pension plans and amounts recognized in the consolidated balance sheets as of June 30 were as follows:

(in thousands)	2011	2010

Change in benefit obligation:
Benefit obligation, beginning of year	$759,075	$687,700
Service cost	7,650	7,949
Interest cost	40,984	42,437
Participant contributions	39	33
Actuarial (gains) losses	(4,400)	78,606
Benefits and expenses paid	(37,082)	(41,848)
Foreign currency translation adjustments	22,074	(19,679)
Plan amendments	675	3,577
Plan curtailments	(2,443)	300

Benefit obligation, end of year	$786,572	$759,075

Change in plan assets:
Fair value of plan assets, beginning of year	$656,516	$606,875
Actual return on plan assets	93,570	90,623
Company contributions	8,536	6,970
Participant contributions	39	33
Benefits and expenses paid	(39,525)	(41,847)
Foreign currency translation adjustments	6,330	(6,138)

Fair value of plan assets, end of year	$725,466	$656,516

Funded status of plan	$(61,106)	$(102,559)

Amounts recognized in the balance sheet consist of:
Long-term prepaid benefit	$63,579	$16,026
Short-term accrued benefit obligation	(7,619)	(6,778)
Accrued pension benefits	(117,066)	(111,807)

Net amount recognized	$(61,106)	$(102,559)

The pre-tax amounts related to our defined benefit pension plans recognized in accumulated other comprehensive income were as follows at June 30:

(in thousands)	2011	2010

Unrecognized net actuarial losses	$66,734	$125,971
Unrecognized net prior service credits	(1,540)	(2,534)
Unrecognized transition obligations	1,202	1,120

Total	$66,396	$124,557

Prepaid pension benefits are included in other long-term assets. The assets of our U.S. and international defined benefit pension plans consist principally of capital stocks, corporate bonds and government securities.
To the best of our knowledge and belief, the asset portfolios of our defined benefit pension plans do not contain our capital stock. We do not issue insurance contracts to cover future annual benefits of defined benefit pension plan participants. Transactions between us and our defined benefit pension plans include the reimbursement of plan expenditures incurred by us on behalf of the plans. To the best of our knowledge and belief, the reimbursement of cost is permissible under current ERISA rules or local government law. The accumulated benefit obligation for all defined benefit pension plans was $772.6 million and $743.0 million as of June 30, 2011 and 2010, respectively.

Included in the above information are plans with accumulated benefit obligations exceeding the fair value of plan assets as of June 30 as follows:

(in thousands)	2011	2010

Projected benefit obligation	$124,684	$189,042
Accumulated benefit obligation	123,016	186,723
Fair value of plan assets	-	70,456

The components of net periodic pension cost include the following as of June 30:

(in thousands)	2011	2010	2009

Service cost	$7,650	$7,949	$7,824
Interest cost	40,984	42,437	41,652
Expected return on plan assets	(48,203)	(46,226)	(46,939)
Amortization of transition obligation	52	56	63
Amortization of prior service credit	(281)	(280)	(213)
Special termination benefits	-	3,577	2,651
Curtailment loss	-	300	-
Settlement loss	18	-	-
Recognition of actuarial losses	12,277	4,447	1,900

Net periodic pension cost	$12,497	$12,260	$6,938

Net periodic pension cost increased $5.4 million to $12.3 million in 2010 from $6.9 million in 2009. This increase was primarily the result of discount rate changes and recognition of special termination charges.
As of June 30, 2011, the projected benefit payments, including future service accruals for these plans for 2012 through 2016, are
$41.2 million, $41.4 million, $42.6 million, $44.7 million and $46.6 million, respectively and $270.3 million in 2017 through 2021.
The amounts of accumulated other comprehensive loss expected to be recognized in net periodic pension cost during 2012 related to net actuarial losses and transition obligations are $8.2 million and $0.1 million, respectively. The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost during 2012 related to prior service credit is $0.2 million.
We expect to contribute approximately $7.0 million to our pension plans in 2012.
Other Postretirement Benefit Plans
The funded status of our other postretirement benefit plans and the related amounts recognized in the consolidated balance sheets were as follows:

(in thousands)	2011	2010

Change in benefit obligation:
Benefit obligation, beginning of year	$19,910	$20,598
Service cost	77	99
Interest cost	1,037	1,265
Actuarial losses	2,474	1,260
Benefits paid	(3,203)	(3,312)
Plan amendment	(524)	-

Benefit obligation, end of year	$19,771	$19,910

Funded status of plan	$(19,771)	$(19,910)

(in thousands)	2011	2010

Amounts recognized in the balance sheet consist of:
Short-term accrued benefit obligation	$(1,918)	$(2,016)
Accrued postretirement benefits	(17,853)	(17,894)

Net amount recognized	$(19,771)	$(19,910)

The pre-tax amounts related to our OPEB plans which were recognized in accumulated other comprehensive income were as follows at June 30:

(in thousands)	2011	2010

Unrecognized net actuarial gains	$(864)	$(3,529)
Unrecognized net prior service cost	(524)	-

Total	$(1,388)	$(3,529)

The components of net periodic other postretirement costs (benefit) include the following for the years ended June 30:

(in thousands)	2011	2010	2009

Service cost	$77	$99	$294
Interest cost	1,037	1,266	1,631
Amortization of prior service cost	-	8	39
Recognition of actuarial gains	(190)	(368)	(107)
Curtailment gain	-	-	(3,169)

Net periodic other postretirement benefit cost (income)	$924	$1,005	$(1,312)

As of June 30, 2010, the projected benefit payments, including future service accruals for our other postretirement benefit plans for 2012 through 2016, are $2.4 million, $2.3 million, $2.3 million, $2.1 million and $2.1 million, respectively and $8.6 million in 2017 through 2021.
The amounts of accumulated other comprehensive income expected to be recognized in net periodic other postretirement benefit cost during 2012 related to net actuarial gains are immaterial for prior service cost.
We expect to contribute approximately $2.1 million to our postretirement benefit plans in 2012.
Assumptions
The significant actuarial assumptions used to determine the present value of net benefit obligations for our defined benefit pension plans and other postretirement benefit plans were as follows:

	2011	2010	2009

Discount Rate:
U.S. plans	5.5%	5.5%	6.5%
International plans	5.5-5.8%	5.0-5.5%	5.8-7.0%
Rates of future salary increases:
U.S. plans	3.0 -5.0%	3.0 -5.0%	3.0 -5.0%
International plans	2.0 -3.5%	3.5%	3.5%

The significant assumptions used to determine the net periodic costs (benefits) for our pension and other postretirement benefit plans were as follows:

	2011	2010	2009

Discount Rate:
U.S. plans	5.5%	6.5%	6.8%
International plans	5.0-5.5%	5.8-7.0%	6.3 -6.8%
Rates of future salary increases:
U.S. plans	3.0 -5.0%	3.0 -5.0%	3.0 -5.0%
International plans	3.5%	3.5%	3.5-4.0%
Rate of return on plans assets:
U.S. plans	8.0%	8.0%	8.0%
International plans	6.4%	6.7%	7.1%

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
The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for our postretirement benefit plans was as follows:

	2011	2010	2009

Health care costs trend rate assumed for next year	8.3%	8.6%	8.8%
Rate to which the cost trend rate gradually declines	4.5%	4.5%	4.5%
Year that the rate reaches the rate at which it is assumed to remain	2029	2029	2029

Assumed health care cost trend rates have a significant effect on the cost components and obligation for the health care plans. A change of one percentage point in the assumed health care cost trend rates would have the following effects on the total service and interest cost components of our other postretirement cost and other postretirement benefit obligation at June 30, 2011:

(in thousands)	1% Increase	1% Decrease

Effect on total service and interest cost components	$58	$(51)
Effect on other postretirement obligation	849	(757)

Plan Assets
The primary objective of certain of our pension plans’ investment policies is to ensure that sufficient assets are available to provide the benefit obligations at the time the obligations come due. The overall investment strategy for the defined benefit pension plans’ assets combine considerations of preservation of principal and moderate risk-taking. The assumption of an acceptable level of risk is warranted in order to achieve satisfactory results consistent with the long-term objectives of the portfolio. Fixed income securities comprise a significant portion of the portfolio due to their plan-liability-matching characteristics and to address the plans’ cash flow requirements. Additionally, diversification of investments within each asset class is utilized to further reduce the impact of losses in single investments.
Investment management practices must comply with ERISA and all applicable regulations and rulings thereof. The use of derivative instruments is permitted where appropriate and necessary for achieving overall investment policy objectives. Currently, the use of derivative instruments is not significant when compared to the overall investment portfolio.
The Company utilizes a liability driven investment strategy (LDI) for the assets of its U.S. defined benefit pension plans in order to reduce the volatility of the funded status of these plans and to meet the obligations at an acceptable cost over the long term. This LDI strategy entails modifying the asset allocation and duration of the assets of the plans to more closely match the liability profile of these plans. The asset reallocation involves increasing the fixed income allocation, reducing the equity component and adding alternative investments. Longer duration interest rate swaps have been added in order to increase the overall duration of the asset portfolio to more closely match the liabilities.

Our defined benefit pension plans’ asset allocations as of June 30, 2011 and 2010 and target allocations for 2012, by asset class, were as follows:

	2011	2010	Target %

Equity	35%	31%	30%
Fixed Income	60%	66%	70%
Other	5%	3%	0%

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
The fair value methods described may not be reflective of future fair values. Additionally, while the Company believes the valuation methods used by the plans’ trustee are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in different fair value measurement at the reporting date.
The following table presents the fair value of the benefit plan assets classified under the appropriate level of the fair value hierarchy as of June 30, 2011:

(in thousands)	Level 1	Level 2	Level 3	Total

Corporate fixed income securities	$-	$338,955	$-	$338,955
Common / collective trusts:
Value funds	-	92,625	-	92,625
Growth funds	-	54,392	-	54,392
Balanced funds	-	15,798	-	15,798
Common stock	93,403	-	-	93,403
Government securities:
U.S. Government securities	-	30,236	-	30,236
Foreign government securities	-	27,465	-	27,465
Other fixed income securities	-	41,043	-	41,043
Other	1,723	36,772	-	38,495

Total investments	$95,126	$637,286	$-	$732,412

The following table presents the fair value of the benefit plan assets classified under the appropriate level of the fair value hierarchy as of June 30, 2010:

(in thousands)	Level 1	Level 2	Level 3	Total

Corporate fixed income securities	$-	$364,773	$-	$364,773
Common / collective trusts:
Value funds	-	74,532	-	74,532
Growth funds	-	42,985	-	42,985
Balanced funds	-	12,460	-	12,460
Common stock	75,714	-	-	75,714
Government securities:
U.S. Government securities	-	30,562	-	30,562
Foreign government securities	-	20,627	-	20,627
Other fixed income securities	-	17,114	-	17,114
Other	1,513	16,294	-	17,807

Total investments	$77,227	$579,347	$-	$656,574

NOTE 14 – COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

years ended June 30 (in thousands)	2011	2010	2009

Net income (loss)	$232,277	$48,202	$(118,631)
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges, net of income tax expense (benefit) of $0.4 million, $(0.6) million and $(1.9) million, respectively	642	(936)	(3,006)
Reclassification of unrealized (gain) loss on expired derivatives designated and qualified as cash flow hedges, net of income tax expense (benefit) of $0.4 million, $0.9 million and $(3.3) million, respectively	(679)	(1,482)	5,290
Unrecognized net pension and other postretirement benefit gains (losses), net of income tax expense (benefit) of $15.1 million, $(14.1) million and $0.6 million, respectively	28,087	(17,397)	(14,283)
Reclassification of net pension and other postretirement benefit losses, net of income tax benefit of $4.4 million, $0.9 million and $0.5 million, respectively	7,131	2,975	1,496
Foreign currency translation adjustments, net of income tax expense (benefit) of $75.0 million, $(41.5) million and $(73.5) million, respectively	122,358	(68,837)	(122,044)

Total comprehensive income (loss), net of tax	389,816	(37,475)	(251,178)
Comprehensive income (loss) attributable to noncontrolling interests	4,779	606	(1,046)

Comprehensive income (loss) attributable to Kennametal Shareowners	$385,037	$(38,081)	$(250,132)

The components of accumulated other comprehensive income (loss) consist of the following at June 30 (in thousands):

2011	Pre-tax	Tax	After-tax

Unrealized loss on derivatives designated and qualified as cash flow hedges	$(3,227)	$1,331	$(1,896)
Unrecognized net actuarial losses	(71,262)	23,003	(48,259)
Unrecognized net prior service credit	2,252	(963)	1,289
Unrecognized transition obligation	(1,203)	(95)	(1,298)
Foreign currency translation adjustments	161,451	(28,758)	132,693

Total accumulated other comprehensive income	$88,011	$(5,482)	$82,529

2010	Pre-tax	Tax	After-tax

Unrealized loss on derivatives designated and qualified as cash flow hedges	$(2,998)	$1,139	$(1,859)
Unrecognized net actuarial losses	(122,442)	38,629	(83,813)
Unrecognized net prior service credit	2,534	(962)	1,572
Unrecognized transition obligation	(1,120)	(127)	(1,247)
Foreign currency translation adjustments	19,913	(7,347)	12,566

Total accumulated other comprehensive loss	$(104,113)	$31,332	$(72,781)

NOTE 15 - RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
During 2011, we completed our restructuring plans to reduce costs and improve operating efficiencies. These actions related to the rationalization of certain manufacturing and service facilities as well as other employment and cost reduction programs. Restructuring and related charges recorded in 2011 amounted to $21.5 million, including $13.7 million of restructuring charges of which $1.1 million were related to inventory disposals and recorded in cost of goods sold. Restructuring related charges of $4.4 million were recorded in cost of goods sold and $3.4 million in operating expense during 2011.
During 2010, restructuring and related charges amounted to $48.9 million, including $44.3 million of restructuring charges of which $0.4 million were related to inventory disposals and recorded in cost of goods sold. Restructuring related charges of $3.5 million were recorded in cost of goods sold and $1.1 million in operating expense during 2010.
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
The combined total pre-tax charges from inception of these restructuring programs through June 30, 2011 were approximately $150 million. The majority of these pre-tax charges were severance charges. Total restructuring and related charges since inception through June 30, 2011 have been recorded as follows: approximately $104 million in Industrial, approximately $44 million in Infrastructure and approximately $2 million in Corporate for the write-off our pre-existing ERP system. These restructuring programs are complete and we do not expect any additional charges.
Restructuring accruals are recorded in other current liabilities in our consolidated balance sheet and the amount attributable to each segment is as follows:

			Asset	Cash
(in thousands)	June 30, 2010	Expense	Write-down	Expenditures	Translation	June 30, 2011

Industrial
Severance	$18,327	$4,363	$-	$(16,510)	$1,631	$7,811
Facilities	508	2,318	(1,857)	(444)	-	525
Other	403	2,031	-	(931)	101	1,604

Total Industrial	19,238	8,712	(1,857)	(17,885)	1,732	9,940

Infrastructure
Severance	7,637	2,484	-	(9,399)	928	1,650
Facilities	211	1,319	(1,057)	(204)	-	269
Other	168	1,156	-	(530)	58	852

Total Infrastructure	8,016	4,959	(1,057)	(10,133)	986	2,771

Total	$27,254	$13,671	$(2,914)	$(28,018)	$2,718	$12,711

			Asset
(in thousands)	June 30, 2009	Expense	Write-down	Cash Expenditures	Translation	June 30, 2010

Industrial
Severance	$18,378	$29,082	$-	$(28,086)	$(1,047)	$18,327
Facilities	477	790	(604)	(142)	(13)	508
Other	176	1,393	-	(1,241)	75	403

Total Industrial	19,031	31,265	(604)	(29,469)	(985)	19,238

Infrastructure
Severance	7,659	12,119	-	(11,704)	(437)	7,637
Facilities	199	329	(251)	(59)	(7)	211
Other	73	580	-	(517)	32	168

Total Infrastructure	7,931	13,028	(251)	(12,280)	(412)	8,016

Total	$26,962	$44,293	$(855)	$(41,749)	$(1,397)	$27,254

Asset impairment See discussion of our 2009 Industrial goodwill and indefinite-lived trademark impairment charges in Note 2 under the caption “Goodwill and Other Intangible Assets.”
NOTE 16 - FINANCIAL INSTRUMENTS
The methods used to estimate the fair value of our financial instruments are as follows:
Cash and Equivalents, Current Maturities of Long-Term Debt and Notes Payable to Banks The carrying amounts approximate their fair value because of the short maturity of the instruments.
Long-Term Debt Fixed rate debt had a fair market value of $315.8 million and $325.5 million at June 30, 2011 and 2010, respectively. The fair value is determined based on the quoted market price of this debt as of June 30.
Foreign Exchange Contracts The notional amount of outstanding foreign exchange contracts, translated at current exchange rates, was $37.6 million and $9.4 million at June 30, 2011 and 2010, respectively. We would have paid immaterial amounts at June 30, 2011 and 2010, respectively, to settle these contracts representing the fair value of these agreements. The carrying value equaled the fair value for these contracts at June 30, 2011 and 2010. Fair value was estimated based on quoted market prices of comparable instruments.
Interest Rate Swap Contracts The cumulative notional amount of outstanding forward starting interest rate swap contracts was $150 million at June 30, 2011. We recorded a net liability of $2.4 million on these contracts which was recorded as an offset in other comprehensive income, net of tax. The carrying value equaled the fair value for these contracts at June 30, 2011. Fair value was estimated based on quoted market prices of comparable instruments.
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
We are exposed to counterparty credit risk for nonperformance of derivatives and, in the unlikely event of nonperformance, to market risk for changes in interest and currency rates, as well as settlement risk. We manage exposure to counterparty credit risk through credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. We do not anticipate nonperformance by any of the counterparties. As of June 30, 2011 and 2010, we had no significant concentrations of credit risk.

NOTE 17 — STOCK-BASED COMPENSATION
Options
The assumptions used in our Black-Scholes valuation related to grants made during 2011, 2010 and 2009 were as follows:

	2011	2010	2009

Risk-free interest rate	1.4%	2.3%	3.0%
Expected life (years) (2)	4.5	4.5	4.5
Expected volatility (3)	47.0%	44.0%	27.7%
Expected dividend yield	2.0%	1.8%	1.3%

(2)	Expected life is derived from historical experience.

(3)	Expected volatility is based on the implied historical volatility of our stock.
Changes in our stock options for 2011 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic value
	Options	Exercise Price	Life (years)	(in thousands)

Options outstanding, June 30, 2010	3,582,075	$25.59
Granted	559,987	27.30
Exercised	(646,567)	22.25
Lapsed and forfeited	(107,492)	26.05

Options outstanding, June 30, 2011	3,388,003	$26.50	6.0	$53,216

Options vested and expected to vest, June 30, 2011	3,299,431	$26.54	5.9	$51,706

Options exercisable, June 30, 2011	1,948,442	$26.85	4.6	$29,937

During 2011, 2010 and 2009, compensation expense related to stock options was $5.2 million, $4.3 million and $4.0 million, respectively. As of June 30, 2011, the total unrecognized compensation cost related to options outstanding was $4.6 million and is expected to be recognized over a weighted average period of 2.2 years.
Weighted average fair value of options granted during 2011, 2010 and 2009 was $9.33, $7.32 and $7.15, respectively. Fair value of options vested during 2011, 2010 and 2009 was $4.4 million, $4.1 million and $3.5 million, respectively.
Tax benefits, relating to excess stock-based compensation deductions, are presented in the statement of cash flow as financing cash inflows. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $2.9 million, $0.5 million and $0.9 million in 2011, 2010 and 2009, respectively.
The amount of cash received from the exercise of capital stock options during 2011, 2010 and 2009 was $13.6 million, $7.2 million and $2.2 million, respectively. The related tax benefit was $3.2 million, $1.2 million, and $1.1 million for 2011, 2010 and 2009, respectively. The total intrinsic value of options exercised during 2011, 2010 and 2009 was $9.9 million, $4.0 million, and $3.0 million, respectively.
Restricted Stock Awards
Changes in our restricted stock awards for 2011 were as follows:

		Weighted
		Average Fair
	Shares	Value

Unvested restricted stock awards, June 30, 2010	198,701	$32.71
Vested	(105,847)	32.56
Forfeited	(3,539)	33.00

Unvested restricted stock awards, June 30, 2011	89,315	$32.90

During 2011, 2010 and 2009, compensation expense related to restricted stock awards was $2.1 million, $2.7 million and $4.5 million, respectively. As of June 30, 2011, the total unrecognized compensation cost related to unvested restricted stock awards was
$0.9 million and is expected to be recognized over a weighted average period of 0.9 years.
Restricted Stock Units — Time Vesting and Performance Vesting
In fiscal year 2010, we began granting time vesting restricted stock units under the 2002 Plan in place of restricted stock awards that had been traditionally granted under the plan.
Performance vesting restricted stock units (performance units) were granted to certain individuals in fiscal 2011. These performance units are earned pro rata each year if certain performance goals are met over a 3-year period, and are also subject to a service condition that requires the individual to be employed by the Company at the payment date after the 3-year performance period.
Changes in our time vesting and performance vesting restricted stock units for 2011 were as follows:

		Performance
	Performance	Vesting		Time Vesting
	Vesting	Weighted	Time Vesting	Weighted
	Stock	Average Fair	Stock	Average Fair
	Units	Value	Units	Value

Unvested performance vesting and time vesting restricted stock units, June 30, 2010	—	$—	546,713	$24.29
Granted	134,807	26.89	526,153	26.95
Vested	—	—	(84,784)	23.53
Forfeited	(18,439)	26.89	(82,000)	25.47

Unvested performance vesting and time vesting restricted stock units, June 30, 2011	116,368	$26.89	906,082	$25.81

During 2011 and 2010, compensation expense related to time vesting and performance vesting restricted stock units was $10.3 million and $2.7 million, respectively. As of June 30, 2011, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $13.1 million and is expected to be recognized over a weighted average period of 2.4 years.
Restricted Stock Units – STEP
On November 26, 2007, the Company adopted a one-time, long-term equity program, the Kennametal Inc. 2008 Strategic Transformational Equity Program, under the 2002 Plan (STEP). The STEP was designed to compensate participating executives for achievement of certain performance conditions during the period which began on October 1, 2007 and ends on September 30, 2011. Each participant was awarded a maximum number of restricted stock units, each representing a contingent right to receive one share of capital stock of the Company to the extent the unit is earned during the performance period and becomes payable under the STEP. The performance conditions are based on the Company’s total shareholder return (TSR), which governs 35 percent of the awarded restricted stock units, and cumulative adjusted earnings per share (EPS), which governs 65 percent of the awarded restricted stock units. As of June 30, 2011, participating executives had been granted awards equal to that number of restricted stock units having a value of $26.0 million. A further amount of $11.3 million remains available under the STEP for additional awards that could be made to other executives; however, the Company has decided that it will not make any further awards under the STEP. No new grants under the STEP were made in 2011. There are no voting rights or dividends associated with restricted stock units under the STEP.
Under the STEP, there are two interim measurement dates, September 30, 2009 and 2010, and a final measurement date, September 30, 2011, at which performance is assessed. Participants may earn up to a cumulative 35 percent of the maximum restricted stock units awarded if certain threshold levels of performance are achieved through the two interim measurement dates. The threshold level of performance for September 30, 2009 and September 30, 2010 were not achieved. Generally, the payment of any restricted stock units under the STEP is also conditioned upon the participants being employed by the Company on the date of distribution and the satisfaction of all other provisions of the STEP. As of June 30, 2011, no restricted stock units have been earned or paid under the STEP.

Changes in the EPS performance-based portion of STEP restricted stock units for 2011 were as follows:

		Weighted
	Stock	Average Fair
	Units	Value

Unvested EPS performance-based restricted stock units, June 30, 2010	502,371	$35.54
Forfeited	(70,582)	37.45

Unvested EPS performance-based restricted stock units, June 30, 2011	431,789	$35.23

As of June 30, 2011, we assumed that none of the EPS performance-based restricted stock units will vest.
Changes in the TSR performance-based STEP restricted stock units for 2011 were as follows:

		Weighted
	Stock	Average Fair
	Units	Value

Unvested TSR performance-based restricted stock units, June 30, 2010	270,501	$8.35
Forfeited	(38,004)	9.20

Unvested TSR performance-based restricted stock units, June 30, 2011	232,497	$8.21

During 2011 and 2010, compensation expense related to STEP restricted stock units was $0.4 million and $0.5 million, respectively. Based on a change in the probability of achieving the performance criteria related to the vesting of the EPS performance-based portion of these restricted stock units, in 2009, we reversed previously recognized compensation expense related to these units. The net credit recognized as compensation expense related to restricted stock units was $0.6 million for 2009. As of June 30, 2011, the total unrecognized compensation cost related to unvested STEP restricted stock units was $0.1 million and is expected to be recognized over a weighted average period of 0.3 years.
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
Other Environmental Issues We establish and maintain reserves for other potential environmental issues. At June 30, 2011 and 2010, the total of accruals for these reserves was $5.4 million and $5.2 million, respectively. These totals represent anticipated costs associated with the remediation of these issues. We recorded additional reserves of $1.5 million and $0.6 million in 2011 and 2010, respectively. Additional reserves recorded in 2011 primarily relate to an environmental liability in our international operations. We recorded unfavorable foreign currency translation adjustments of $0.6 million during 2011 and favorable foreign currency translation adjustment of $0.6 million during 2010, respectively. Cash payments of $0.8 million and $0.1 million were made against these reserves during 2011 and 2010, respectively. In 2011 we also had a $1.1 million reversal of an international environmental liability and payment of a civil penalty of $0.2 million related to our Chestnut Ridge, Pennsylvania facility closure. The reserves we have established for environmental liabilities represent our best current estimate of the costs of addressing all identified environmental situations, based on our review of currently available evidence, and take into consideration our prior experience in remediation and that of other companies, as well as public information released by the USEPA, other governmental agencies, and by the PRP groups in which we are participating. Although the reserves currently appear to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and we can give no assurance that our estimate of any environmental liability will not increase or decrease in the future. The reserved and unreserved liabilities for all environmental concerns could change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs and the involvement of and direction taken by the government on these matters.

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
Lease Commitments We lease a wide variety of facilities and equipment under operating leases, primarily for warehouses, production and office facilities and equipment. Lease expense under these rentals amounted to $27.1 million, $28.2 million and $30.9 million in 2011, 2010 and 2009, respectively. Future minimum lease payments for non-cancelable operating leases are $17.0 million, $11.0 million, $6.5 million, $4.1 million and $2.6 million for the years 2012 through 2016 and $23.7 million thereafter.
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
Related Party Transactions Sales to affiliated companies were immaterial in 2011, 2010 and 2009. We do not have any other related party transactions that affect our operations, results of operations, cash flow or financial condition.
NOTE 20 — SEGMENT DATA
We operate in two reportable operating segments consisting of Industrial and Infrastructure. We do not allocate certain corporate expenses related to executive retirement plans, the Company’s Board of Directors and strategic initiatives, as well as certain other costs and report them in Corporate. Segment determination is based upon internal organizational structure, the manner in which we organize segments for making operating decisions and assessing performance, the availability of separate financial results and materiality considerations.
Sales to a single customer did not aggregate 3.5 percent or more of total sales in 2011, 2010 or 2009. Export sales from U.S. operations to unaffiliated customers were $90.6 million, $84.1 million, and $116.6 million in 2011, 2010 and 2009, respectively.
INDUSTRIAL The Industrial segment serves customers that operate in industrial end markets such as aerospace, defense, transportation and general engineering. The customers in these end markets manufacture engines, airframes, automobiles, trucks, ships and various industrial goods. The technology needs and level of customization vary by customer and industry served. We deliver value to our Industrial segment customers through our application expertise and diverse product offering.
INFRASTRUCTURE The Infrastructure segment serves customers that operate in the earthworks and energy end markets. These customers support primary industries such as oil and gas, power generation, underground mining, surface and hard rock mining, highway construction and road maintenance. Generally, our Infrastructure segment customers are served through a customer intimacy model that allows us to offer full system solutions by gaining an in-depth understanding of our customers’ engineering needs. Our product offering promotes value by bringing enhanced performance and productivity to our customers’ processes and systems.
We restated the segment financial information for the years ended June 30, 2010 and 2009, respectively, to reflect the change in reportable operating segments.

Segment data is summarized as follows:

(in thousands)	2011	2010	2009

External sales:
Industrial	$1,528,672	$1,166,793	$1,277,981
Infrastructure	874,821	717,274	721,878

Total external sales	$2,403,493	$1,884,067	$1,999,859

Operating income (loss):
Industrial	$209,663	$31,210	$(115,083)
Infrastructure	121,733	79,899	19,768
Corporate	(9,723)	(17,881)	(4,503)

Total operating income	$321,673	$93,228	$(99,818)

Interest expense	$22,760	$25,203	$27,244
Other expense (income), net	2,780	(8,577)	(14,566)

Income (loss) from continuing operations before income taxes	$296,133	$76,602	$(112,496)

Depreciation and amortization
Industrial	$68,000	$70,383	$71,718
Infrastructure	25,471	26,046	24,663

Total depreciation and amortization	$93,471	$96,429	$96,381

Equity income:
Industrial	$229	$107	$(1)
Infrastructure	-	-	-

Total equity income	$229	$107	$(1)

Total assets:
Industrial	$1,531,409	$1,310,635	$1,386,324
Infrastructure	785,718	682,169	672,287

Corporate	437,342	275,019	288,363

Total assets	$2,754,469	$2,267,823	$2,346,974

Capital expenditures:
Industrial	$48,518	$31,609	$78,841
Infrastructure	26,411	11,017	26,001

Corporate	8,513	14,053	-

Total capital expenditures	$83,442	$56,679	$104,842

Investments in affiliated companies:
Industrial	$829	$748	$635
Infrastructure	-	1,503	1,503

Total investments in affiliated companies	$829	$2,251	$2,138

Geographic information for sales, based on country of origin, and assets is as follows:

(in thousands)	2011	2010	2009

External sales:
United States	$1,041,427	$839,168	$907,967
Germany	398,532	313,929	360,560
Asia	441,397	311,616	266,676
United Kingdom	63,466	52,145	59,749
Canada	59,743	44,538	47,348
Other	398,928	322,671	357,559

Total external sales	$2,403,493	$1,884,067	$1,999,859

Total assets:
United States	$1,165,705	$1,091,510	$1,153,109
Germany	472,665	333,917	371,394
Asia	440,535	330,282	302,355
United Kingdom	67,549	35,964	41,233
Canada	40,421	29,025	28,055
Other	567,594	447,125	450,828

Total assets:	$2,754,469	$2,267,823	$2,346,974

NOTE 21 – SELECTED QUARTERLY FINANCIAL DATA (unaudited)

For the quarter ended (in thousands, except per share data)	September 30	December 31	March 31	June 30

2011
Sales	$529,158	$565,768	$614,830	$693,737
Gross profit	188,740	200,025	229,981	265,645
Income from continuing operations attributable to Kennametal (4)	34,921	43,469	64,683	86,655
Net income attributable to Kennametal (4)	34,921	43,469	64,683	86,655
Basic earnings per share attributable to Kennametal (5) Continuing operations	0.43	0.53	0.79	1.06
Net income	0.43	0.53	0.79	1.06
Diluted earnings per share attributable to Kennametal (5) Continuing operations	0.42	0.52	0.77	1.04
Net income	0.42	0.52	0.77	1.04

2010
Sales	$409,395	$442,865	$493,165	$538,642
Gross profit	117,801	140,088	170,324	199,515
(Loss) income from continuing operations attributable to Kennametal (4)	(8,450)	6,023	9,685	40,584
Net (loss) income attributable to Kennametal (4)	(9,817)	5,967	9,685	40,584
Basic (loss) earnings per share attributable to Kennametal (5)
Continuing operations	(0.10)	0.07	0.12	0.50
Net (loss) income	(0.12)	0.07	0.12	0.50
Diluted (loss) earnings per share attributable to Kennametal (5)
Continuing operations	(0.10)	0.07	0.12	0.49
Net (loss) income	(0.12)	0.07	0.12	0.49

(4)	Income from continuing operations and net income attributable to Kennametal for the quarter ended June 30 and March 31, 2011 and December 31 and September 30, 2010, includes restructuring charges of $4.9 million, $1.0 million, $3.4 million and $3.3 million, respectively. Income from continuing operations and net income attributable to Kennametal for the quarter ended June 30 and March 31, 2010, includes restructuring charges of $12.0 million and $20.7 million, respectively. Income (loss) from continuing operations and net income (loss) attributable to Kennametal for the quarter ended December 31 and September 30, 2009, includes restructuring charges of $3.3 million and $7.8 million, respectively.

(5)	Earnings per share amounts attributable to Kennametal for each quarter are computed using the weighted average number of shares outstanding during the quarter. Earnings per share amounts attributable to Kennametal for the full year are computed using the weighted average number of shares outstanding during the year. Thus, the sum of the four quarters’ earnings per share attributable to Kennametal does not always equal the full-year earnings per share attributable to Kennametal.

ITEM 9	— CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A	— CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance at June 30, 2011 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)	Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included in Item 8 of this Form 10-K and incorporated here by reference.

(c)	Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of Kennametal’s internal control over financial reporting as of June 30, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this annual report on Form 10-K.

(d)	Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	— OTHER INFORMATION
None.
Part III

ITEM 10	— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding the executive officers of Kennametal Inc. is as follows: Name, Age, Position, and Experience During the Past Five Years (1).
Carlos M. Cardoso, 53
Chairman of the Board, President and Chief Executive Officer
Chairman of the Board of Directors since January 2008; President and Chief Executive Officer since January 2006.

Judith L. Bacchus, 49
Vice President and Chief Human Resources Officer
Vice President and Chief Human Resources Officer since June 2011; Vice President, Human Resources Field Services from July 2009 to June 2011; Director, Human Resources Shared Services from December 2007 to July 2009; Manger Global Talent Acquisition from
April 2006 to December 2007.
Martha A. Bailey, 37
Vice President Finance and Corporate Controller
Vice President Finance and Corporate Controller since December 2009; Controller, Metalworking Americas from January 2009 to
December 2009; Manager, Global Financial Reporting from June 2005 to July 2009.
Steven R. Hanna, 57
Vice President and Chief Information Officer
Vice President and Chief Information Officer since October 2008. Formerly, Corporate Information Officer at General Motors
Corporation (a manufacturer of automobiles) from May 1998 to September 2008.
John H. Jacko, Jr., 54
Vice President and Chief Marketing Officer
Vice President and Chief Marketing Officer since July 2008; Vice President Corporate Strategy and MSSG Global Marketing from
March 2007 to July 2008. Formerly, Vice President, Chief Marketing Officer at Flowserve Corporation (a manufacturer / provider of flow management products and services) from November 2002 to February 2007.
Lawrence J. Lanza, 62
Vice President and Treasurer
Vice President since October 2006; Treasurer since July 2003.
Kevin G. Nowe, 59
Vice President, Secretary and General Counsel
Vice President, Secretary and General Counsel since November 2009; Assistant General Counsel and Assistant Secretary from November 1992 to October 2009.
Frank P. Simpkins, 48
Vice President and Chief Financial Officer
Vice President and Chief Financial Officer since December 2006; Vice President Finance and Corporate Controller from February
2006 to December 2006.
John R. Tucker, 64
Vice President and President Business Groups
Vice President and President Business Groups since December 2010; Vice President and Chief Technical Officer October 2008 to
December 2010. Formerly, Chairman and Chief Executive Officer of Sermatech International (a developer of engineered protective coatings) from August 2006 to May 2008; President and Chief Executive Officer of Capstone Turbine Corporation (a producer of low-
emission microturbine systems) from August 2003 to July 2006.
Philip H. Weihl, 55
Vice President, Integrated Supply Chain and Logistics
Vice President, Integrated Supply Chain and Logistics since July 2009; Vice President Kennametal Value Business System and Lean
Enterprise from January 2005 to June 2009.

(1) Each executive officer has been elected by the Board of Directors to serve until removed or until a successor is elected and qualified. Unless otherwise noted, none of the executive officers (i) has an arrangement or understanding with any other person(s) pursuant to which he was selected as an officer, (ii) has any family relationship with any director or executive officer of the company, or (iii) is involved in any legal proceeding which would require disclosure under this item.
Incorporated herein by reference is the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 30, 2011 (2011 Proxy Statement). Incorporated herein by reference is the information set forth under the caption “Ethics and Corporate Governance-Code of Business Ethics and Conduct” in the 2011 Proxy Statement.

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are: Timothy R. McLevish (Chair); Lawrence W. Stranghoener; Steven H. Wunning; and Larry D. Yost. Incorporated herein by reference is the information set forth in the second and third sentences under the caption “Board of Directors and Board Committees-Committee Functions-Audit Committee” in the 2011 Proxy Statement.
ITEM 11 — EXECUTIVE COMPENSATION
Incorporated herein by reference is the information set forth under the captions “Executive Compensation” and “Executive Compensation Tables” and certain information regarding directors’ compensation under the caption “Board of Directors and Board Committees-Board of Directors Compensation and Benefits” and “Board of Directors and Board Committees-Committee Functions-Compensation Committee Interlocks and Insider Participation” in the 2011 Proxy Statement.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS
Incorporated herein by reference from our 2011 Proxy Statement are: (i) the information set forth under the caption “Equity Compensation Plans” and the related tabular disclosure under the table entitled “Equity Compensation Plan Information;” (ii) the information set forth under the caption “Ownership of Capital Stock by Directors, Nominees and Executive Officers” with respect to the directors’ and officers’ shareholdings; and (iii) the information set forth under the caption “Principal Holders of Voting Securities” with respect to other beneficial owners.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference is certain information set forth under the captions “Ethics and Corporate Governance – Corporate Governance – Board of Director Review and Approval of a Related Person Transations,” “Executive Compensation,” “Executive Compensation Tables” and “Ethics and Corporate Governance – Corporate Governance – Board Composition and Independence” in the 2011 Proxy Statement.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated herein by reference is the information with respect to pre-approval policies set forth under the caption “Independent Registered Public Accounting Firm – Proposal II. Ratification of The Selection of the Independent Registered Public Accounting Firm – Audit Committee Pre-Approval Policy” and the information with respect to principal accountant fees and services set forth under “Independent Registered Public Accounting Firm – Proposal II. Ratification of the Selection of The Independent Registered Public Accounting Firm – Fees and Services” in the 2011 Proxy Statement.
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

FINANCIAL STATEMENT SCHEDULE:	Page
Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended June 30, 2011, 2010 and 2009	65

3. Exhibits

(3)	Articles of Incorporation and Bylaws

(3.1)	Amended and Restated Articles of Incorporation as amended through October 30, 2006	Exhibit 3.1 of the December 31, 2006 Form 10-Q filed February 9, 2007 is incorporated herein by reference.

(3.2)	Bylaws of Kennametal Inc. as amended through May 8, 2007	Exhibit 3.1 of March 31, 2007 Form 10-Q filed May 9, 2007 is incorporated herein by reference.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(4.1)	Indenture, dated as of June 19, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee	Exhibit 4.1 of the Form 8-K filed June 20, 2002 is incorporated herein by reference.

(4.2)	First Supplemental Indenture, dated as of June 19, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee	Exhibit 4.2 of the Form 8-K filed June 20, 2002 is incorporated herein by reference.

(10)	Material Contracts

(10.1)*	Kennametal Inc. Management Performance Bonus Plan	Appendix A to the 2005 Proxy Statement filed September 26, 2005 is incorporated herein by reference.

(10.2)*	Deferred Fee Plan for Outside Directors, as amended and restated effective December 30, 2008	Exhibit 10.1 of the December 31, 2008 Form 10-Q filed February 4, 2009 is incorporated herein by reference.

(10.3)*	Executive Deferred Compensation Trust Agreement	Exhibit 10.5 of the June 30, 1988 Form 10- K (SEC file no. reference 1-5318; docket entry date—September 23, 1988) is incorporated herein by reference.

(10.4)*	Directors Stock Incentive Plan, as amended and restated effective December 30, 2008	Exhibit 10.2 of the December 31, 2008 Form 10-Q filed February 4, 2009 is incorporated herein by reference.

(10.5)*	Performance Bonus Stock Plan of 1995, as amended and restated effective December 30, 2008	Exhibit 10.3 of the December 31, 2008 Form 10-Q filed February 4, 2009 is incorporated herein by reference.

(10.6)*	Stock Option and Incentive Plan of 1996	Exhibit 10.14 of the September 30, 1996 Form 10-Q filed November 13, 1996 is incorporated herein by reference.

(10.7)*	Kennametal Inc. 1999 Stock Plan	Exhibit 10.5 of the Form 8-K filed June 11, 1999 is incorporated herein by reference.

(10.8)*	Kennametal Inc. Stock Option and Incentive Plan of 1999	Exhibit A of the 1999 Proxy Statement filed September 20, 1999 is incorporated herein by reference.

(10.9)*	Kennametal Inc. Stock and Incentive Plan of 2002 (as amended on October 21, 2008)	Appendix A to the 2008 Proxy Statement filed September 8, 2008 is incorporated herein by reference.

(10.10)*	Forms of Award Agreements under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended	Exhibit 10.18 of the June 30, 2004 Form 10-K filed September 10, 2004 is incorporated herein by reference.

(10.11)*	Form of Kennametal Inc. Restricted Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended)	Exhibit 10.1 of the September 30, 2009 Form 10-Q filed November 5, 2009 is incorporated herein by reference.

(10.12)*	Form of Kennametal Inc. Performance Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended)	Exhibit 10.1 of Form 10-Q filed November 5, 2010 is incorporated herein by reference.

(10.13)*	Kennametal Inc. 2008 Strategic Transformational Equity Program	Exhibit 10.2 of the December 31, 2007 Form 10-Q filed February 7, 2008 is incorporated herein by reference.

(10.14)*	Form of Award Agreement under the Kennametal Inc. 2008 Strategic Transformational Equity Program	Exhibit 10.3 of the December 31, 2007 Form 10-Q filed February 7, 2008 is incorporated herein by reference.

(10.15)*	Form of Employment Agreement with Carlos M. Cardoso	Exhibit 10.9 of the June 30, 2000 Form 10-K filed September 22, 2000 is incorporated herein by reference.

(10.16)*	Letter Agreement amending Employment Agreement with Carlos M. Cardoso	Exhibit 10.2 of the Form 8-K filed December 9, 2005 is incorporated herein by reference.

(10.17)*	Amendment No. 3 to Employment Agreement with Carlos M. Cardoso	Exhibit 10.5 of the December 31, 2008 Form 10-Q filed February 4, 2009 is incorporated herein by reference.

(10.18)*	Form of Amended and Restated Employment Agreement with Named Executive Officers (other than Mr. Cardoso)	Exhibit 10.1 of the December 31, 2006 Form 10-Q filed February 9, 2007 is incorporated herein by reference.

(10.19)*	Form of Amendment to Amended and Restated Employment Agreement with Named Executive Officers (other than Mr. Cardoso)	Exhibit 10.6 of the December 31, 2008 Form 10-Q filed February 4, 2009 is incorporated herein by reference.

(10.20)*	Schedule of Named Executive Officers who have entered into the Form of Amended and Restated Employment Agreement and Form of Amendment as set forth in Exhibits 10.18 and 10.19	Filed herewith.

(10.21)*	Form of Indemnification Agreement for Named Executive Officers	Exhibit 10.2 of the Form 8-K filed March 22, 2005 is incorporated herein by reference.

(10.22)*	Schedule of Named Executive Officers who have entered into the Form of Indemnification Agreement as set forth in Exhibit 10.21	Filed herewith.

(10.23)*	Kennametal Inc. Executive Retirement Plan (for Designated Others) (as amended effective December 30, 2008)	Exhibit 10.8 of the December 31, 2008

Form 10-Q filed February 4, 2009 is incorporated herein by reference.

(10.24)*	Kennametal Inc. Supplemental Executive Retirement Plan (as amended effective December 30, 2008)	Exhibit 10.9 of the December 31, 2008 Form 10-Q filed February 4, 2009 is incorporated herein by reference.

(10.25)*	Description of Compensation Payable to Non-Employee Directors	Exhibit 10.23 from the June 30, 2008 Form 10-K filed August 14, 2008 is incorporated herein by reference.

(10.26)	Third Amended and Restated Credit Agreement dated as of June 25, 2010 among Kennametal Inc., Kennametal Europe GmbH, Bank of America, N.A., London Branch (as Euro Swingline Lender), PNC Bank, National Association and JPMorgan Chase Bank, N.A. (as Co-Syndication Agents), Citizens Bank of Pennsylvania and Bank of Tokyo- Mitsubishi UFJ Trust Company (as Co-Documentation Agents), Bank of America, N.A. (as the Administrative Agent), and the following lenders:	Exhibit 10.1 of Form 8-K filed June 30, 2010 is incorporated herein by reference.
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

(10.27)	Form of Third Amended and Restated Guarantee (in connection with the Third Amended and Restated Credit Agreement set forth in Exhibit 10.24)	Exhibit 10.26 of Form 10-K filed August 12, 2010 is incorporated herein by reference.

(10.28)*	Stock and Incentive Plan of 2010	Exhibit A of the 2010 Proxy Statement filed September 13, 2010 is incorporated herein by reference.

(10.29)*	Form of Kennametal Inc. Performance Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.2 of Form 10-Q filed February 8, 2011 is incorporated herein by reference.

(10.30)*	Form of Kennametal Inc. Restricted Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.3 of Form 10-Q filed February 8, 2011 is incorporated herein by reference.

(10.31)*	Form of Kennametal Inc. Restricted Unit Award for Non-Employee Directors (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.4 of Form 10-Q filed February 8, 2011 is incorporated herein by reference.

(10.32)*	Form of Kennametal Inc. Nonstatutory Stock Option Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.5 of Form 10-Q filed February 8, 2011 is incorporated herein by reference.

(10.33)*	Form of Kennametal Inc. Nonstatutory Stock Option Award for Non-Employee Directors (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.6 of Form 10-Q filed February 8, 2011 is incorporated herein by reference.

(10.34)*	Form of Officer’s Employment Agreement	Exhibit 10.1 of Form 10-Q filed May 13, 2011 is incorporated herein by reference.

(10.35)*	Schedule of Executive Officers who have entered into the Form of Officer’s Employment Agreement as set forth in Exhibits 10.34.	Filed herewith.

(21)	Subsidiaries of the Registrant	Filed herewith.

(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith.

(31)	Certifications

(31.1)	Certification executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.

(31.2)	Certification executed by Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc., and Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

*Denotes management contract or compensatory plan or arrangement.

(101)	XBRL
(101.INS)**	XBRL Instance Document	Filed herewith.

(101.SCH)**	XBRL Taxonomy Extension Schema Document	Filed herewith.

(101.CAL)**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

(101.DEF)**	XBRL Taxonomy Definition Linkbase	Filed herewith.

(101.LAB)**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

(101.PRE)**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

**	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” or part of a registration statement or prospects for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENNAMETAL INC.
Date: August 11, 2011	By:	/s/ Martha A. Bailey
Martha A. Bailey
Vice President Finance and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CARLOS M. CARDOSO
Carlos M. Cardoso	Chairman, President and Chief Executive Officer	August 11, 2011

/s/ FRANK P. SIMPKINS
Frank P. Simpkins	Vice President and Chief Financial Officer	August 11, 2011

/s/ MARTHA A. BAILEY
Martha A. Bailey	Vice President Finance and Corporate Controller	August 11, 2011

/s/ RONALD M. DEFEO
Ronald M. DeFeo	Director	August 11, 2011

/s/ PHILIP A. DUR
Philip A. Dur	Director	August 11, 2011

/s/ WILLIAM J. HARVEY
William J. Harvey	Director	August 11, 2011

/s/ TIMOTHY R. MCLEVISH
Timothy R. McLevish	Director	August 11, 2011

/s/ WILLIAM R. NEWLIN
William R. Newlin	Director	August 11, 2011

/s/ LAWRENCE W. STRANGHOENER
Lawrence W. Stranghoener	Director	August 11, 2011

/s/ STEVEN H. WUNNING
Steven H. Wunning	Director	August 11, 2011

/s/ LARRY D. YOST
Larry D. Yost	Director	August 11, 2011

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Charged	Charged to
(In thousands)	Balance at	(Recoveries)	Other				Deductions
For the year ended	Beginning	to Costs and	Comprehensive		Other		from		Balance at
June 30	of Year	Expenses	Income	Recoveries	Adjustments		Reserves		End of Year

2011
Allowance for doubtful accounts	$24,789	$518	$—	$966	$1,993	(1)	$7,308	(3)	$20,958
Reserve for obsolete inventory	68,270	4,971	—	—	4,525	(1)	22,483	(4)	55,283
Deferred tax asset valuation allowance	47,987	(27,313)	—	—	5,491	(1)	503	(5)	25,662

2010
Allowance for doubtful accounts	$25,228	$4,163	$—	$1,181	$(1,055	)(1)	$4,728	(3)	$24,789
Reserve for obsolete inventory	61,123	19,580	—	—	2,854	(1)	15,287	(4)	68,270
Deferred tax asset valuation allowance	48,206	5,035	(1,715)	—	(3,539	)(1)	—		47,987

2009
Allowance for doubtful accounts	$18,473	$9,597	$—	$856	$1,566	(2)	$5,264	(3)	$25,228
Reserve for obsolete inventory	61,470	22,730	—	—	(14,164	)(1)	8,913	(4)	61,123
Deferred tax asset valuation allowance	46,650	2,490	4,572	—	(5,506	)(1)	—		48,206

(1)	Represents foreign currency translation adjustment.

(2)	Represents foreign currency translation adjustment and $0.2 million of reserves acquired through business combinations.

(3)	Represents uncollected accounts charged against the allowance.

(4)	Represents scrapped inventory and other charges against the reserve.

(5)	Represents a forfeited net operating loss deduction.