Form 10-Q
period 2011-09-30
KENNAMETAL INC
filed 2011-11-08
CIK 55242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X ] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at October 31, 2011
Capital Stock, par value $1.25 per share	79,457,880

KENNAMETAL INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2011	2010

Sales	$658,877	$529,158
Cost of goods sold	407,817	340,418
Gross profit	251,060	188,740
Operating expense	145,989	125,020
Restructuring charges (Note 7)	-	3,260
Amortization of intangibles	3,461	2,948
Operating income	101,610	57,512
Interest expense	5,487	5,963
Other expense, net	574	1,911
Income from continuing operations before income taxes	95,549	49,638
Provision for income taxes	21,976	13,682
Net income	73,573	35,956
Less: Net income attributable to noncontrolling interests	1,587	1,035
Net income attributable to Kennametal	$71,986	$34,921

PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREOWNERS

Basic earnings per share	$0.89	$0.43

Diluted earnings per share:	$0.88	$0.42

Dividends per share	$0.12	$0.12

Basic weighted average shares outstanding	80,659	82,105

Diluted weighted average shares outstanding	81,808	82,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$102,547	$204,565
Accounts receivable, less allowance for doubtful accounts of $18,926 and $20,958	420,704	447,835
Inventories (Note 10)	559,525	519,973
Deferred income taxes	59,268	60,257
Other current assets	48,591	54,955
Total current assets	1,190,635	1,287,585
Property, plant and equipment:
Land and buildings	364,483	373,971
Machinery and equipment	1,357,492	1,396,306
Less accumulated depreciation	(1,053,572)	(1,073,215)
Property, plant and equipment, net	668,403	697,062
Other assets:
Investments in affiliated companies	753	829
Goodwill (Note 17)	500,323	511,328
Other intangible assets, less accumulated amortization of $80,015 and $78,712 (Note 17)	145,366	152,279
Deferred income taxes	28,012	29,876
Other	78,026	75,510
Total other assets	752,480	769,822
Total assets	$2,611,518	$2,754,469

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases (Note 11)	$305,499	$307,304
Notes payable to banks	5,488	3,659
Accounts payable	186,805	222,678
Accrued income taxes	37,018	38,098
Accrued expenses	87,132	102,576
Other current liabilities (Note 7)	138,955	167,206
Total current liabilities	760,897	841,521
Long-term debt and capital leases, less current maturities (Note 11)	1,734	1,919
Deferred income taxes	79,093	83,310
Accrued pension and postretirement benefits	128,056	134,919
Accrued income taxes	3,046	3,094
Other liabilities	49,947	31,065
Total liabilities	1,022,773	1,095,828
Commitments and contingencies
EQUITY (Note 15)
Kennametal Shareowners’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	-	-
Capital stock, $1.25 par value; 120,000 shares authorized; 79,390 and 81,129 shares issued	99,237	101,411
Additional paid-in capital	417,490	470,758
Retained earnings	1,045,511	983,374
Accumulated other comprehensive income	6,052	82,529
Total Kennametal Shareowners’ Equity	1,568,290	1,638,072
Noncontrolling interests	20,455	20,569
Total equity	1,588,745	1,658,641
Total liabilities and equity	$2,611,518	$2,754,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

Three months ended September 30 (in thousands)	2011	2010
OPERATING ACTIVITIES
Net income	$73,573	$35,956
Adjustments for non-cash items:
Depreciation	20,699	19,825
Amortization	3,461	2,948
Stock-based compensation expense	8,092	7,305
Deferred income tax provision (benefit)	4,344	(10)
Other	(3,294)	2,694
Changes in certain assets and liabilities:
Accounts receivable	12,303	787
Inventories	(62,680)	(34,045)
Accounts payable and accrued liabilities	(64,685)	(9,579)
Accrued income taxes	1,978	6,318
Other	(1,029)	(5,771)

Net cash flow (used for ) provided by operating activities	(7,238)	26,428

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(11,607)	(10,062)
Disposals of property, plant and equipment	545	90
Other	107	1,251

Net cash flow used for investing activities	(10,955)	(8,721)

FINANCING ACTIVITIES
Net increase (decrease) in notes payable	2,152	(15,729)
Term debt borrowings	90,027	155,028
Term debt repayments	(90,092)	(156,475)
Purchase of capital stock	(66,650)	(73)
Dividend reinvestment and the effect of employee benefit and stock plans	5,666	1,574
Cash dividends paid to shareowners	(9,849)	(9,964)
Other	(3,841)	(669)

Net cash flow used for financing activities	(72,587)	(26,308)

Effect of exchange rate changes on cash and cash equivalents	(11,238)	14,721

CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(102,018)	6,120
Cash and cash equivalents, beginning of period	204,565	118,129

Cash and cash equivalents, end of period	$102,547	$124,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION

Kennametal Inc. was incorporated in Pennsylvania in 1943. Kennametal Inc. and its subsidiaries (collectively, Kennametal or the Company) are a leading global manufacturer and supplier of tooling, engineered components and advanced materials consumed in production processes. We believe that our reputation for manufacturing excellence, as well as our technological expertise and innovation in our principle products, has helped us to achieve a leading market presence in our primary markets. End users of our products include metalworking manufacturers and suppliers across a diverse array of industries, including the aerospace, defense, transportation, machine tool, light machinery and heavy machinery industries, as well as manufacturers, producers and suppliers in a number of other industries including coal mining, highway construction, quarrying, and oil and gas exploration and production industries. Our end users’ products include items ranging from airframes to coal mining, engines to oil wells and turbochargers to construction. We operate two global business segments consisting of Industrial and Infrastructure.

2.	BASIS OF PRESENTATION

The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with our 2011 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2011 was derived from the audited balance sheet included in our 2011 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal, recurring adjustments. The results for the three months ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2012 is to the fiscal year ending June 30, 2012. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its consolidated subsidiaries.

3.	NEW ACCOUNTING STANDARDS

Issued

In September 2011, the Financial Accounting Standards Board (FASB) issued new guidance on testing goodwill for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for Kennametal beginning July 1, 2012.

In June 2011, the FASB issued new guidance on presentation of comprehensive income. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate consecutive statements. Each component of net income and other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, would need to be displayed under either alternative. This guidance is effective for Kennametal beginning July 1, 2012.

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

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

Three months ended September 30 (in thousands)	2011	2010
Cash paid during the period for:
Interest	$1,072	$1,293
Income taxes	11,213	7,432

Supplemental disclosure of non-cash information:
Contribution of capital stock to employees’ defined contribution benefit plans	-	948

5.	FAIR VALUE MEASUREMENTS

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

Level 3: Inputs that are unobservable.

As of September 30, 2011, the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$-	$1,064	$-	$1,064
Total assets at fair value	$-	$1,064	$-	$1,064

Liabilities:
Derivatives (1)	$-	$20,721	$-	$20,721
Total liabilities at fair value	$-	$20,721	$-	$20,721

As of June 30, 2011, the fair value of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

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

The fair value of derivatives designated in the condensed consolidated balance sheet are as follows:

(in thousands)	September 30, 2011	June 30, 2011
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$982	$87
Other current liabilities - range forward contracts	(11)	(159)
Other assets - forward starting interest rate swap contracts	-	772
Other liabilities - forward starting interest rate swap contracts	(20,578)	(3,169)
Total derivatives designated as hedging instruments	(19,607)	(2,469)
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	82	37
Other current liabilities - currency forward contracts	(132)	(2)
Total derivatives not designated as hedging instruments	(50)	35
Total derivatives	$(19,657)	$(2,434)

Certain currency forward contracts hedging significant cross-border intercompany loans are considered as other derivatives and therefore do not qualify for hedge accounting. These contracts are recorded at fair value in the balance sheet, with the offset to other expense (income), net. Losses (gains) related to derivatives not designated as hedging instruments have been recognized as follows:

Three months ended September 30 (in thousands)	2011	2010
Other expense (income), net - currency forward contracts	$49	$(2,647)

FAIR VALUE HEDGES

In February 2009, we terminated interest rate swap contracts to convert $200.0 million of our fixed rate debt to floating rate debt. These contracts were originally set to mature in June 2012. Upon termination, we received a cash payment of $13.2 million. This gain is being amortized as a component of interest expense over the remaining term of the related debt using the effective interest rate method. During the three months ended September 30, 2011 and 2010, $1.5 million was recognized as reduction in interest expense in each of the periods.

CASH FLOW HEDGES

Currency forward contracts and range forward contracts (a transaction where both a put option is purchased and a call option is sold), designated as cash flow hedges, hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive loss, net of tax, and are recognized as a component of other expense (income), net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at September 30, 2011 and 2010, was $34.8 million and $48.5 million, respectively. The time value component of the fair value of range forwards is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at September 30, 2011, we expect to recognize a gain of $0.6 million in the next 12 months on outstanding derivatives.

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We enter into floating-to-fixed interest rate swap contracts, designated as cash flow hedges, from time to time to hedge our exposure to interest rate changes on a portion of our floating rate debt. These interest rate swap contracts convert a portion of our floating rate debt to fixed rate debt. We record the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to accumulated other comprehensive loss, net of tax. At both September 30, 2011 and June 30, 2011, we had forward starting interest rate swap contracts outstanding for forecasted transactions that effectively converted a cumulative notional amount of $150 million from floating to fixed interest rates. As of September 30, 2011 and June 30, 2011, we recorded a liability of $20.6 million and $2.4 million, respectively on these contracts which was recorded as an offset in other comprehensive income, net of tax. Over the next 12 months, assuming the market rates remain constant with the rates at September 30, 2011, we do not expect to recognize into earnings any significant gains or losses on outstanding derivatives.

Amounts related to cash flow hedges have been recognized as follows:

Three months ended September 30 (in thousands)	2011	2010
Losses recognized in other comprehensive income	$10,683	$3,642

Losses reclassified from accumulated other comprehensive income into other expense, net	$241	$110

No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the three months ended September 30, 2011 and 2010.

7.	RESTRUCTURING AND RELATED CHARGES

During fiscal year 2011, we completed our restructuring plans to reduce costs and improve operating efficiencies. These actions related to the rationalization of certain manufacturing and service facilities as well as other employment cost reduction programs. There were no restructuring and related charges for the three months ended September 30, 2011.

Restructuring and related charges recorded during the three months ended September 30, 2010 amounted to $4.3 million, including $3.3 million of restructuring charges. Restructuring-related charges of $1.0 million were recorded in cost of goods sold during the three months ended September 30, 2010.

The restructuring accrual is recorded in other current liabilities in our condensed consolidated balance sheet and the amount attributable to each segment is as follows:

(in thousands)	June 30, 2011	Expense	Asset Write-down	Cash Expenditures	Translation	September 30, 2011
Industrial
Severance	$7,811	$-	$-	$(3,002)	$(189)	$4,620
Facilities	525	-	-	(217)	(36)	272
Other	1,604	-	-	(390)	(92)	1,122

Total Industrial	9,940	-	-	(3,609)	(317)	6,014

Infrastructure
Severance	1,650	-	-	(1,286)	(81)	283
Facilities	269	-	-	(93)	(15)	161
Other	852	-	-	(167)	(39)	646

Total Infrastructure	2,771	-	-	(1,546)	(135)	1,090

Total	$12,711	$-	$-	$(5,155)	$(452)	$7,104

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands)	June 30, 2010	Expense	Asset Write-down	Cash Expenditures	Translation	June 30, 2011
Industrial
Severance	$18,327	$4,363	$-	$(16,510)	$1,631	$7,811
Facilities	508	2,318	(1,857)	(444)	-	525
Other	403	2,031	-	(931)	101	1,604

Total Industrial	19,238	8,712	(1,857)	(17,885)	1,732	9,940

Infrastructure
Severance	7,637	2,484	-	(9,399)	928	1,650
Facilities	211	1,319	(1,057)	(204)	-	269
Other	168	1,156	-	(530)	58	852

Total Infrastructure	8,016	4,959	(1,057)	(10,133)	986	2,771

Total	$27,254	$13,671	$(2,914)	$(28,018)	$2,718	$12,711

8.	STOCK-BASED COMPENSATION

On October 26, 2010, the Company’s shareowners approved the Kennametal Inc., Stock and Incentive Plan of 2010 (the 2010 Plan). The 2010 Plan authorizes the issuance of up to 3,500,000 shares of the Company’s common stock plus the remaining shares from the Kennametal Inc., Stock Incentive Plan of 2002, as amended (the 2002 Plan). Shares can be issued in the form of incentive stock options, non-statutory stock options, stock appreciation rights, performance share awards, performance unit awards, restricted stock awards, restricted unit awards and share awards.

Stock Options

The assumptions used in our Black-Scholes valuation related to grants made during the three months ended September 30, 2011 and 2010 were as follows:

	2011	2010
Risk-free interest rate	1.2%	1.4%
Expected life (years) (2)	4.5	4.5
Expected volatility (3)	47.5%	47.0%
Expected dividend yield	1.5%	2.0%

(2)	Expected life is derived from historical experience.
(3)	Expected volatility is based on the historical volatility of our common stock.

Changes in our stock options for the three months ended September 30, 2011 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2011	3,388,003	$26.50
Granted	354,618	38.95
Exercised	(129,475)	27.70
Lapsed and forfeited	(16,833)	30.42

Options outstanding, September 30, 2011	3,596,313	$27.67	6.3	$22,776

Options vested and expected to vest, September 30, 2011	3,489,292	$27.61	6.2	$22,235

Options exercisable, September 30, 2011	2,353,830	$26.89	5.1	$16,021

During the three months ended September 30, 2011 and 2010, compensation expense related to stock options was $2.4 million and $2.0 million, respectively. As of September 30, 2011, the total unrecognized compensation cost related to options outstanding was $6.5 million and is expected to be recognized over a weighted average period of 2.4 years.

Weighted average fair value of options granted during the three months ended September 30, 2011 and 2010 was $13.84 and $9.18, respectively. Fair value of options vested during the three months ended September 30, 2011 and 2010 was $4.3 million and $4.1 million, respectively.

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Tax benefits, relating to excess stock-based compensation deductions, are presented in the statement of cash flow as financing cash inflows. Tax benefits resulting from stock-based compensation deductions exceeded amounts reported for financial reporting purposes by $1.3 million and were immaterial for the three months ended September 30, 2011 and 2010, respectively.

The amount of cash received from the exercise of capital stock options during the three months ended September 30, 2011 and 2010 was $3.6 million and $0.5 million, respectively. The related tax benefit for the three months ended September 30, 2011 and 2010 was $0.5 million and $0.1 million, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2011 and 2010 was $1.9 million and $0.3 million, respectively.

Under the provisions of the 2010 Plan participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during the three months ended September 30, 2011 and 2010 was immaterial.

Restricted Stock Awards

Changes in our restricted stock awards for the three months ended September 30, 2011 were as follows:

	Shares	Weighted Average Fair Value
Unvested restricted stock awards, June 30, 2011	89,315	$32.90
Vested	(45,596)	33.79
Forfeited	(291)	29.60

Unvested restricted stock awards, September 30, 2011	43,428	$31.99

During the three months ended September 30, 2011 and 2010, compensation expense related to restricted stock awards was $0.3 million and $0.6 million, respectively. As of September 30, 2011, the total unrecognized compensation cost related to unvested restricted stock awards was $0.6 million and is expected to be recognized over a weighted average period of 0.8 years.

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

Changes in our time vesting and performance vesting restricted stock units for the three months ended September 30, 2011 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested performance vesting and time vesting restricted stock units, June 30, 2011	116,368	$26.89	906,082	$25.81
Granted	129,977	38.95	333,595	38.95
Vested	-	-	(197,315)	25.60
Forfeited	-	-	(4,493)	31.27

Unvested performance vesting and time vesting restricted stock units, September 30, 2011	246,345	$31.27	1,037,869	$30.05

During the three months ended September 30, 2011 and 2010, compensation expense related to time vesting and performance vesting restricted stock units was $5.2 million and $3.6 million, respectively. As of September 30, 2011, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $23.3 million and is expected to be recognized over a weighted average period of 2.7 years.

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Units – STEP

On November 26, 2007, the Company adopted a one-time, long-term equity program, the Kennametal Inc. 2008 Strategic Transformational Equity Program, under the 2002 Plan (STEP). The STEP was designed to compensate participating executives for achievement of certain performance conditions during the period which began on October 1, 2007 and ended on September 30, 2011. Each participant was awarded a maximum number of restricted stock units, each representing a contingent right to receive one share of capital stock of the Company to the extent the unit was earned during the performance period and would have become payable under the STEP. The performance conditions were based on the Company’s total shareholder return (TSR) which governed 35 percent of the awarded restricted stock units, and cumulative adjusted earnings per share (EPS), which governed 65 percent of the awarded restricted stock units. The performance period for the STEP ended on September 30, 2011 and the minimum threshold levels of performance were not achieved. Therefore, all outstanding restricted stock units were forfeited by participating executives. As of September 30, 2011, no restricted stock units had been earned or paid under the STEP. There were no voting rights or dividends associated with restricted stock units under the STEP.

Changes to the EPS performance-based portion of the STEP restricted stock units for the three months ended September 30, 2011 were as follows:

	Stock Units	Weighted Average Fair Value
Unvested EPS performance-based restricted stock units, June 30, 2011	431,789	$35.23
Forfeited	(431,789)	35.23

Unvested EPS performance-based restricted stock units, September 30, 2011	-	$-

Changes to the TSR performance-based portion of the STEP restricted stock units for the three months ended September 30, 2011 were as follows:

	Stock Units	Weighted Average Fair Value
Unvested TSR performance-based restricted stock units, June 30, 2011	232,497	$8.21
Forfeited	(232,497)	8.21

Unvested TSR performance-based restricted stock units, September 30, 2011	-	$-

During the three months ended September 30, 2011 and 2010, compensation expense related to STEP restricted stock units was $0.2 million in both periods.

9.	BENEFIT PLANS

We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to some U.S. employees.

The table below summarizes the components of net periodic pension cost:

Three months ended September 30 (in thousands)	2011	2010
Service cost	$1,728	$1,912
Interest cost	10,380	10,250
Expected return on plan assets	(12,709)	(12,046)
Amortization of transition obligation	16	13
Amortization of prior service credit	(46)	(70)
Settlement loss	256	263
Recognition of actuarial losses	2,063	3,069

Net periodic pension cost	$1,688	$3,391

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below summarizes the components of the net periodic other postretirement benefit cost:

Three months ended September 30 (in thousands)	2011	2010
Service cost	$19	$19
Interest cost	257	259
Amortization of prior service cost	(22)	-
Recognition of actuarial gains	(14)	(47)

Net periodic other postretirement benefit cost	$240	$231

10.	INVENTORIES

We used the last-in, first-out (LIFO) method of valuing inventories for approximately 50 percent of total inventories at both September 30, 2011 and June 30, 2011. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

Inventories consisted of the following:

(in thousands)	September 30, 2011	June 30, 2011
Finished goods	$327,038	$303,716
Work in process and powder blends	240,543	202,940
Raw materials and supplies	114,980	109,683

Inventories at current cost	682,561	616,339
Less: LIFO valuation	(123,036)	(96,366)

Total inventories	$559,525	$519,973

11.	LONG-TERM DEBT AND CAPITAL LEASES

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

The 2010 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with these financial covenants as of September 30, 2011. We had no borrowings outstanding under the 2010 Credit Agreement as of September 30, 2011 and June 30, 2011.

Borrowings under the 2010 Credit Agreement are guaranteed by our significant domestic subsidiaries.

Fixed rate debt had a fair market value of $311.5 million and $315.8 million at September 30, 2011 and June 30, 2011, respectively. The fair value is determined based on the quoted market price of this debt as of September 30, 2011 and June 30, 2011, respectively.

On October 21, 2011, we entered into an amendment to our 2010 Credit Agreement. The amendment provides additional liquidity by increasing the size of the facility from $500 million to $600 million and extending the term to October 2016. The financial covenants and other key provisions remain unchanged.

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.	ENVIRONMENTAL MATTERS

The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.

Superfund Sites We are involved as a Potentially Responsible Party (PRP) at various sites designated by the U.S. Environmental Protection Agency (US EPA) as Superfund sites. For certain of these sites, we have evaluated the claims and potential liabilities and have determined that neither are material, individually or in the aggregate. For certain other sites, proceedings are in the very early stages and have not yet progressed to a point where it is possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities or the amount of our liability alone or in relation to that of any other PRPs.

Other Environmental We establish and maintain reserves for other potential environmental costs, which amounted to $4.8 million and $5.4 million as of September 30, 2011 and June 30, 2011, respectively. This accrual represents anticipated costs associated with the remediation of these issues. We recorded favorable foreign currency translation adjustments of $0.5 million and cash payments of $0.1 million against the reserve for the three months ended September 30, 2011.

The reserves we have established for environmental liabilities represent our best current estimate of the costs of addressing all identified environmental situations, based on our review of currently available evidence, and taking into consideration our prior experience in remediation and that of other companies, as well as public information released by the US EPA, other governmental agencies, and by the PRP groups in which we are participating. Although the reserves currently appear to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and we can give no assurance that our estimate of any environmental liability will not increase or decrease in the future. The reserved and unreserved exposures for all environmental concerns could change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs and the involvement of and direction taken by the government on these matters.

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

The effective income tax rate for the three months ended September 30, 2011 and 2010 was 23.0 percent and 27.6 percent, respectively. The current year rate reflects the favorable impact of stronger operating results under our pan-European business strategy.

14.	EARNINGS PER SHARE

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

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options, unvested restricted stock awards and unvested restricted stock units by 1.1 million shares and 0.6 million shares for the three months ended September 30, 2011 and 2010, respectively. Unexercised capital stock options, restricted stock units and restricted stock awards for the three months ended September 30, 2011 and 2010 of 0.8 million and 1.5 million shares, respectively, were not included in the computation of diluted earnings per share because the inclusion would have been anti-dilutive.

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	EQUITY

A summary of the changes in the carrying amounts of total equity, Kennametal shareowners’ equity and equity attributable to noncontrolling interests as of September 30, 2011 and 2010 is as follows:

	Kennametal Shareowners’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non- controlling interests	Total equity
Balance as of June 30, 2011	$101,411	$ 470,758	$983,374	$ 82,529	$ 20,569	$ 1,658,641
Net income	-	-	71,986	-	1,587	73,573
Other comprehensive loss	-	-	-	(76,477)	(1,701)	(78,178)
Dividend reinvestment	3	64	-	-	-	67
Capital stock issued under employee benefit and stock plans	326	10,815	-	-	-	11,141
Purchase of capital stock	(2,503)	(64,147)	-	-	-	(66,650)
Cash dividends paid	-	-	(9,849)	-	-	(9,849)

Total equity, September 30, 2011	$99,237	$ 417,490	$1,045,511	$ 6,052	$ 20,455	$ 1,588,745

	Kennametal Shareowners’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Non- controlling interests	Total equity
Balance as of June 30, 2010	$102,379	$ 492,454	$793,448	$ (72,781)	$ 17,943	$ 1,333,443
Net income	-	-	34,921	-	1,035	35,956
Other comprehensive income	-	-	-	68,870	1,509	70,379
Dividend reinvestment	4	69	-	-	-	73
Capital stock issued under employee benefit and stock plans	97	7,705	-	-	-	7,802
Purchase of capital stock	(4)	(69)	-	-	-	(73)
Cash dividends paid	-	-	(9,964)	-	-	(9,964)

Total equity, September 30, 2010	$102,476	$ 500,159	$818,405	$ (3,911)	$ 20,487	$ 1,437,616

The amounts of comprehensive (loss) income attributable to Kennametal shareowners and noncontrolling interests are disclosed in Note 16.

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.	COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is as follows:

Three months ended September 30 (in thousands)	2011	2010
Net income	$73,573	$35,956
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of income tax benefit of $6.6 million and $2.2 million, respectively	(10,745)	(3,593)
Reclassification of unrealized loss on expired derivatives designated and qualified as cash flow hedges, net of income tax benefit of $0.2 million and $0.0 million, respectively	309	46
Unrecognized net pension and other postretirement benefit gain (loss), net of income tax expense (benefit) of $0.3 million and ($0.6) million, respectively	848	(2,186)
Reclassification of net pension and other postretirement benefit loss, net of income tax benefit of $0.7 million and $1.0 million, respectively	1,287	1,861
Foreign currency translation adjustments, net of income tax (benefit) expense of ($13.0) million and $51.9 million, respectively	(69,877)	74,251

Total comprehensive (loss) income	(4,605)	106,335
Comprehensive (loss) income attributable to noncontrolling interests	(114)	2,544

Comprehensive (loss) income attributable to Kennametal Shareowners	$(4,491)	$103,791

17.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of the net assets of acquired companies. Goodwill and other intangible assets with indefinite lives are tested at least annually for impairment. We perform our annual impairment tests during the June quarter in connection with our annual planning process, unless there are impairment indicators that warrant a test prior to that. We have noted no impairment indicators warranting additional testing.

A summary the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Industrial	Infrastructure	Total
Goodwill	$411,945	$250,225	$662,170
Accumulated impairment losses	(150,842)	-	(150,842)

Balance as of June 30, 2011	$261,103	$250,225	$511,328

Adjustments	$76	$-	$76
Translation	(9,362)	(1,719)	(11,081)

Change in goodwill	(9,286)	(1,719)	(11,005)

Goodwill	402,659	248,506	651,165
Accumulated impairment losses	(150,842)	-	(150,842)

Balance as of September 30, 2011	$251,817	$248,506	$500,323

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of our other intangible assets were as follows:

	Estimated	September 30, 2011		June 30, 2011
(in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract-based	4 to 15	$6,318	$(5,403)	$6,349	$(5,380)
Technology-based and other	4 to 15	38,537	(24,664)	39,743	(25,442)
Customer-related	10 to 20	111,541	(39,191)	113,977	(38,275)
Unpatented technology	30	19,393	(5,720)	19,540	(4,740)
Trademarks	5 to 20	10,759	(5,037)	10,902	(4,875)
Trademarks	Indefinite	38,833	-	40,480	-

Total		$225,381	$(80,015)	$230,991	$(78,712)

During the three months ended September 30, 2011, we recorded amortization expense of $3.5 million related to our other intangible assets and unfavorable foreign currency translation adjustments of $3.5 million.

18.	SEGMENT DATA

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

Corporate expenses related to executive retirement plans, the Company’s Board of Directors and strategic initiatives, as well as certain other costs, are reported as Corporate.

Our external sales and operating income by segment are as follows:

Three months ended September 30 (in thousands)	2011	2010
External sales:
Industrial	$417,819	$330,658
Infrastructure	241,058	198,500

Total external sales	$658,877	$529,158

Operating income:
Industrial	$72,685	$36,108
Infrastructure	32,554	26,503
Corporate	(3,629)	(5,099)

Total operating income	$101,610	$57,512

Interest expense	$5,487	$5,963
Other expense, net	574	1,911

Income from continuing operations before income taxes	$95,549	$49,638

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

We experienced strong growth for the September quarter across both business segments and all regions. Our sales of $658.9 million for the quarter ended September 30, 2011 grew 25 percent compared to sales for the September quarter one year ago. We had record earnings per diluted share of $0.88 as a result of sales growth and record operating margins.

Operating income was $101.6 million, an increase of $44.1 million compared to operating income of $57.5 million in the prior year quarter. The increase in operating income was driven by higher sales volume and price realization, continued focus on cost containment and incremental restructuring benefits, partially offset by higher raw material costs.

We had cash outflow from operating activities of $7.2 million in the current year quarter due to higher inventory levels and higher payments related to incentive compensation. Capital expenditures were $11.6 million during the three months ended September 30, 2011.

During the quarter we purchased 2 million shares of our capital stock under a previously announced share repurchase program for $66.7 million.

In addition, we invested further in technology and innovation to continue delivering a high level of new products to our customers. Research and development expenses included in operating expense totaled $9.1 million for the three months ended September 30, 2011.

The following narrative provides further discussion and analysis of our results of operations, liquidity and capital resources, as well as other pertinent matters.

RESULTS OF CONTINUING OPERATIONS

SALES

Sales for the three months ended September 30, 2011 were $658.9 million, an increase of $129.7 million, or 25 percent, from $529.2 million in the prior year quarter. Sales increased due to organic growth of 17 percent, a 7 percent favorable impact from foreign currency effects and a favorable impact from more business days. The improvement in sales was driven by better performance in both business segments and across all regions. Organic sales growth drivers were general engineering of 22 percent, demand in energy markets of 19 percent and growth of 14 percent in both the transportation and earthworks markets.

GROSS PROFIT

Gross profit for the three months ended September 30, 2011 was $251.1 million, an increase of $62.4 million from $188.7 million in the prior year quarter. This increase was primarily due to increased organic sales of $87.0 million, favorable foreign currency effects of $15.3 million, partially offset by higher raw material costs. The gross profit margin for the three months ended September 30, 2011 was 38.1 percent, as compared to 35.7 percent generated in the prior year quarter.

OPERATING EXPENSE

Operating expense for the three months ended September 30, 2011 increased $21.0 million or 16.8 percent to $146.0 million compared to $125.0 million in the prior year quarter. The increase is primarily due to unfavorable impact of foreign currency results of $8.3 million, an increase in employment costs of $7.8 million, including higher sales compensation of $3.2 million due to better operating performance and an increase of $2.0 million related to strategic initiatives.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

RESTRUCTURING CHARGES

During fiscal year 2011, we completed our restructuring plans to reduce costs and improve operating efficiencies. These actions related to the rationalization of certain manufacturing and service facilities as well as other employment cost reduction programs. As the restructuring programs were completed in fiscal 2011, there were no restructuring and related charges for the three months ended September 30, 2011. The Company’s restructuring programs are expected to deliver annual ongoing pre-tax savings of approximately $170 million now that all programs are fully implemented.

Restructuring and related charges recorded during the three months ended September 30, 2010 amounted to $4.3 million, including $3.3 million of restructuring charges. Restructuring related charges of $1.0 million were recorded in cost of goods sold during the three months ended September 30, 2010.

INTEREST EXPENSE

Interest expense was $5.5 million and $6.0 million for the three months ended September 30, 2011 and 2010, respectively.

OTHER EXPENSE, NET

Other expense, net for the three months ended September 30, 2011 was $0.6 million compared to $1.9 million for the prior year quarter. The decrease was primarily driven by favorable foreign currency transaction results of $0.8 million.

INCOME TAXES

The effective income tax rate for the three months ended September 30, 2011 and 2010 was 23.0 percent and 27.6 percent, respectively. The current year rate reflects the favorable impact of stronger operating results under our pan-European business strategy.

Deferred income taxes are recognized based on the future income tax effects (using enacted tax laws and rates) of differences in the carrying amounts of assets and liabilities for financial reporting and tax purposes. A valuation allowance is recognized if it is “more likely than not” that some or all of a deferred tax asset will not be realized. During 2012, we expect to generate taxable income in jurisdictions where we have a valuation allowance recorded against our net deferred tax assets. The corresponding impact of the realization on the effective tax rate is expected to be immaterial. We believe the sustainability of future income in these jurisdictions remains uncertain. Accordingly, we have not adjusted the valuation allowance against the remaining net deferred tax assets. We will continue to monitor our ability to realize the net deferred tax assets in these jurisdictions, and if appropriate, will adjust the valuation allowance. Such an adjustment would likely result in a material reduction to tax expense in the period the adjustment occurs.

BUSINESS SEGMENT REVIEW

We operate two reportable segments consisting of Industrial and Infrastructure. Expenses that are not allocated are reported in Corporate. Segment determination is based upon internal organizational structure, the manner in which we organize segments for making operating decisions and assessing performance, the availability of separate financial results and materiality considerations.

INDUSTRIAL

	0000000000	0000000000
Three months ended September 30 (in thousands)	2011	2010
External sales	$417,819	$330,658
Operating income	72,685	36,108

For the three months ended September 30, 2011, Industrial external sales increased by 26 percent, driven by organic sales growth of 17 percent, favorable foreign currency impact of 8 percent and a favorable impact from more business days. On an organic basis, sales increased in all served market sectors led by strong growth in general engineering and transportation sales of 22 percent and 14 percent, respectively. On a regional basis, organic sales increased by approximately 24 percent in Europe, 19 percent in the Americas and 7 percent in Asia.

For the three months ended September 30, 2011, Industrial operating income increased $36.6 million. The primary drivers of the increase in operating income were higher organic sales of $55.9 million and price realization, partially offset by an increase in raw material costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

INFRASTRUCTURE

Three months ended September 30 (in thousands)	2011	2010
External sales	$241,058	$198,500
Operating income	32,554	26,503

For the three months ended September 30, 2011, Infrastructure external sales increased by 21 percent, driven by organic sales growth of 17 percent and favorable foreign currency effects of 4 percent. The organic increase was driven by higher sales in the energy and earthworks markets of 19 percent and 14 percent, respectively. On a regional basis, organic sales increased by approximately 25 percent in Asia, 16 percent in the Americas and 14 percent in Europe.

For the three months ended September 30, 2011, Infrastructure operating income increased $6.1 million. Operating income grew primarily due to higher organic sales of $33.7 million and price realization, despite significantly higher raw material costs.

CORPORATE

Three months ended September 30 (in thousands)	2011	2010
Corporate unallocated expense	$ (3,629)	$ (5,099)

For the three months ended September 30, 2011, unallocated expense decreased $1.5 million to $3.6 million. The decrease was primarily due to lower strategic project spending of $2.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations is our primary source of funding for capital expenditures and internal growth.

To augment cash from operations and as an additional source of funds, we maintain a syndicated, five-year, multi-currency, revolving credit facility (2010 Credit Agreement) that originally extended to June 2015. The 2010 Credit Agreement permits revolving credit loans of up to $500.0 million for working capital, capital expenditures and general corporate purposes. The 2010 Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2010 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us.

The 2010 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with these financial covenants as of September 30, 2011. We had no borrowings outstanding under the 2010 Credit Agreement as of September 30, 2011.

Borrowings under the 2010 Credit Agreement are guaranteed by our significant domestic subsidiaries.

Our $300 million Senior Unsecured Notes due in June 2012 were reclassified to current maturities of long-term debt as of June 30, 2011. The repayment of this debt is expected to be financed in due course through a new corporate bond issuance.

On October 21, 2011, we entered into an amendment to our 2010 Credit Agreement. The amendment provides additional liquidity by increasing the size of the facility from $500 million to $600 million and extending the term to October 2016. The amendment also provides for improved pricing. The financial covenants and other key provisions remain unchanged.

At September 30, 2011, cash and cash equivalents were $102.5 million, total debt was $312.7 million and total Kennametal shareowners’ equity was $1,568.3 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.

There have been no other material changes in our contractual obligations and commitments since June 30, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flow (Used for) Provided by Operating Activities

During the three months ended September 30, 2011, cash flow used for operating activities was $7.2 million, compared to cash flow provided by operating activities of $26.4 million for the prior year period. Cash flow used for operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $106.9 million, partially offset by changes in certain assets and liabilities netting to $114.1 million. Contributing to the changes in certain assets and liabilities was a decrease in accounts payable and accrued liabilities of $64.7 million driven by payment of $27.0 million of incentive compensation and an increase in inventory of $62.7 million driven by higher inventory levels to meet higher demand, partially offset by decrease in accounts receivable of $12.3 million.

During the three months ended September 30, 2010, cash flow provided by operating activities consisted of net income and non-cash items amounting to $68.7 million, partially offset by changes in certain assets and liabilities netting to $42.3 million. Contributing to the changes in certain assets and liabilities was an increase in inventory of $34.0 million driven by an increase in production to meet expected increases in demand, a decrease in accounts payable and accrued liabilities of $9.6 million, and a decrease in other of $5.8 million, partially offset by an increase in domestic and foreign income taxes of $6.3 million.

Cash Flow Used for Investing Activities

Cash flow used for investing activities was $11.0 million for the three months ended September 30, 2011, compared to $8.7 million in the prior year period. During the current year period cash flow used for investing activities included capital expenditures, net of $11.1 million, which consisted primarily of equipment upgrades.

For the three months ended September 30, 2010, cash flow used for investing activities included capital expenditures, net of $10.0 million, which consisted primarily of software and equipment upgrades.

Cash Flow Used for Financing Activities

Cash flow used for financing activities was $72.6 million for the three months ended September 30, 2011 compared to $26.3 million in the prior year period. During the current year period cash flow used for financing activities included $66.7 million used for the purchase of capital stock, $9.8 million of cash dividends paid to shareowners and $3.8 million of other, partially offset by $5.7 million of dividend reinvestment and the effect of employee benefit and stock plans and $2.1 million net increase in borrowings.

For the three months ended September 30, 2010, cash flow used for financing activities included a $17.2 million net decrease in borrowings and $10.0 million of cash dividends paid to shareowners.

FINANCIAL CONDITION

Working capital was $429.7 million at September 30, 2011, a decrease of $16.4 million from $446.1 million at June 30, 2011. The decrease in working capital was driven primarily by a decrease in cash and cash equivalents of $102.0 million due to the purchase of capital stock and dividend payment and a decrease in accounts receivable of $27.1 million, partially offset by an increase in inventories of $39.6 million driven by higher inventory levels to meet higher demand, a decrease in accounts payable of $35.9 million due to the timing of payments, a decrease in other current liabilities of $28.3 million and a decrease in accrued expenses of $15.4 million due to the payout of incentive compensation. Foreign currency effects accounted for $40.3 million of the working capital change.

Property, plant and equipment, net decreased $28.7 million from $697.1 million at June 30, 2011 to $668.4 million at September 30, 2011, primarily due to depreciation expense of $20.7 million and unfavorable foreign currency impact of $18.4 million, partially offset by capital additions of $11.6 million.

At September 30, 2011, other assets were $752.5 million, a decrease of $17.3 million from $769.8 million at June 30, 2011. The driver for the decrease was a decrease in goodwill and other intangible assets of $11.0 million and $6.9 million, respectively. The change in goodwill was primarily due to foreign currency translation effects. The decrease in other intangible assets was due to amortization expense of $3.5 million and unfavorable foreign currency translation adjustments of $3.5 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Kennametal shareowners’ equity was $1,568.3 million at September 30, 2011, a decrease of $69.8 million from $1,638.1 million at June 30, 2011. The decrease was primarily due to foreign currency translation adjustments of $69.9 million, purchase of capital stock of $66.7 million and cash dividends paid to shareowners of $9.8 million, partially offset by net income attributable to Kennametal of $72.0 million and capital stock issued under employee benefit and stock plans of $11.1 million.

ENVIRONMENTAL MATTERS

The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.

Superfund Sites We are involved as a PRP at various sites designated by the US EPA as Superfund sites. For certain of these sites, we have evaluated the claims and potential liabilities and have determined that neither are material, individually or in the aggregate. For certain other sites, proceedings are in the very early stages and have not yet progressed to a point where it is possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities or the amount of our liability alone or in relation to that of any other PRPs.

Other Environmental We establish and maintain reserves for other potential environmental costs, which amounted to $4.8 million and $5.4 million as of September 30, 2011 and June 30, 2011, respectively. This accrual represents anticipated costs associated with the remediation of these issues. We recorded favorable foreign currency translation adjustments of $0.5 million and cash payments of $0.1 million against the reserve for the three months ended September 30, 2011.

The reserves we have established for environmental liabilities represent our best current estimate of the costs of addressing all identified environmental situations, based on our review of currently available evidence, and taking into consideration our prior experience in remediation and that of other companies, as well as public information released by the US EPA, other governmental agencies, and by the PRP groups in which we are participating. Although the reserves currently appear to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and we can give no assurance that our estimate of any environmental liability will not increase or decrease in the future. The reserved and unreserved exposures for all environmental concerns could change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs and the involvement of and direction taken by the government on these matters.

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

There have been no changes to our critical accounting policies since June 30, 2011.

NEW ACCOUNTING STANDARDS

See Note 3 to our condensed consolidated financial statements set forth in Part I Item 1 of this Form 10-Q for a description of new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk exposure since June 30, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2011	12,180	$43.78	-	6,505,100
August 1 through August 31, 2011	1,880,886	33.37	1,830,296	4,674,804
September 1 through September 30, 2011	178,170	34.07	169,704	4,505,100
Total	2,071,236	$33.49	2,000,000

(1)

During the current period, employees delivered 63,273 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements and 7,963 shares were purchased on the open market on behalf of Kennametal to fund the Company’s 401(k) basic and matching contribution.

(2)	On October 26, 2010, the Company publicly announced a repurchase program for up to 8 million shares of its outstanding common stock.

ITEM 6.  EXHIBITS

(10)	Material Contracts
(10.1)	Amendment No. 1, dated as of October 21, 2011, to the Third Amended and Restated Credit Agreement by and among Kennametal Inc., Kennametal Europe GmbH, Bank of America, N.A., Bank of America N.A., London Branch, PNC Bank, National Association, JPMorgan Chase Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citizens Bank of Pennsylvania, Mizuho Corporate Bank, Ltd., HSBC Bank USA, N.A., U.S. Bank National Association, Comerica Bank, Commerzbank AG, New York and Grand Cayman Branches, The Huntington National Bank, First Commonwealth Bank and Intesa Sanpaolo S.P.A.	Exhibit 10.1 of the Form 8-K filed on October 27, 2011 is incorporated herein by reference

(10.2)	Form of Kennametal Inc. Performance Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010) (effective August 2011)	Filed herewith.

(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31.1)	Certification executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.

(31.2)	Certification executed by Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc., and Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(101)	XBRL
(101.INS)**	XBRL Instance Document	Filed herewith.
(101.SCH)**	XBRL Taxonomy Extension Schema Document	Filed herewith.
(101.CAL)**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
(101.DEF)**	XBRL Taxonomy Definition Linkbase	Filed herewith.
(101.LAB)**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
(101.PRE)**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

**	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or part of a registration statement or prospects for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date: November 8, 2011	By:	/s/ Martha A. Bailey
Martha A. Bailey
Vice President Finance and Corporate Controller