Form 10-Q
period 2011-12-31
KENNAMETAL INC
filed 2012-02-08
CIK 55242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

Large accelerated filer	[X]	Accelerated filer [ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at January 31, 2012
Capital Stock, par value $1.25 per share	79,751,985

KENNAMETAL INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011

Item No.	Page No.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KENNAMETAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands, except per share amounts)	2011	2010	2011	2010
Sales	$641,741	$565,768	$1,300,618	$1,094,926
Cost of goods sold	409,855	365,743	817,672	706,161

Gross profit	231,886	200,025	482,946	388,765
Operating expense	134,566	132,105	280,555	257,125
Restructuring charges (Note 7)	-	3,391	-	6,651
Amortization of intangibles	3,272	2,912	6,733	5,860

Operating income	94,048	61,617	195,658	119,129
Interest expense	5,256	5,564	10,743	11,527
Other (income) expense, net	(1,258)	(253)	(684)	1,658

Income before income taxes	90,050	56,306	185,599	105,944
Provision for income taxes	15,579	12,016	37,555	25,698

Net income	74,471	44,290	148,044	80,246
Less: Net income attributable to noncontrolling interests	774	821	2,361	1,856

Net income attributable to Kennametal	$73,697	$43,469	$145,683	$78,390

PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREOWNERS
Basic earnings per share	$0.92	$0.53	$1.82	$0.95

Diluted earnings per share:	$0.91	$0.52	$1.79	$0.94

Dividends per share	$0.14	$0.12	$0.26	$0.24

Basic weighted average shares outstanding	79,765	82,186	80,212	82,146

Diluted weighted average shares outstanding	80,936	83,337	81,357	83,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	June 30,
(in thousands, except per share data)	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$128,537	$204,565
Accounts receivable, less allowance for doubtful accounts of $19,118 and $20,958	404,945	447,835
Inventories (Note 10)	571,063	519,973
Deferred income taxes	59,028	60,257
Other current assets	56,240	54,955

Total current assets	1,219,813	1,287,585

Property, plant and equipment:
Land and buildings	350,820	373,971
Machinery and equipment	1,353,299	1,396,306
Less accumulated depreciation	(1,046,822)	(1,073,215)

Property, plant and equipment, net	657,297	697,062

Other assets:
Investments in affiliated companies	734	829
Goodwill (Note 17)	494,757	511,328
Other intangible assets, less accumulated amortization of $80,952 and $78,712 (Note 17)	155,571	152,279
Deferred income taxes	32,053	29,876
Other	84,513	75,510

Total other assets	767,628	769,822

Total assets	$2,644,738	$2,754,469

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases (Note 11)	$303,693	$307,304
Notes payable to banks	2,646	3,659
Accounts payable	196,086	222,678
Accrued income taxes	42,300	38,098
Accrued expenses	78,400	102,576
Other current liabilities (Note 7)	122,714	167,206

Total current liabilities	745,839	841,521
Long-term debt and capital leases, less current maturities (Note 11)	1,599	1,919
Deferred income taxes	82,064	83,310
Accrued pension and postretirement benefits	125,405	134,919
Accrued income taxes	2,974	3,094
Other liabilities	56,683	31,065

Total liabilities	1,014,564	1,095,828

Commitments and contingencies

EQUITY (Note 15)
Kennametal Shareowners’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	-	-
Capital stock, $1.25 par value; 120,000 shares authorized; 79,583 and 81,129 shares issued	99,479	101,411
Additional paid-in capital	425,935	470,758
Retained earnings	1,107,983	983,374
Accumulated other comprehensive (loss) income	(23,152)	82,529

Total Kennametal Shareowners’ Equity	1,610,245	1,638,072
Noncontrolling interests	19,929	20,569

Total equity	1,630,174	1,658,641

Total liabilities and equity	$2,644,738	$2,754,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

Six months ended December 31 (in thousands)	2011	2010
OPERATING ACTIVITIES
Net income	$148,044	$80,246
Adjustments for non-cash items:
Depreciation	41,261	39,883
Amortization	6,733	5,860
Stock-based compensation expense	12,404	12,591
Restructuring charges	-	1,622
Deferred income tax (benefit) provision	(2,144)	505
Other	(12,063)	771
Changes in certain assets and liabilities:
Accounts receivable	23,240	1,600
Inventories	(83,421)	(45,089)
Accounts payable and accrued liabilities	(67,269)	(21,163)
Accrued income taxes	7,833	(3,993)
Other	(3,519)	(5,432)
Net cash flow provided by operating activities	71,099	67,401
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(35,593)	(21,150)
Disposals of property, plant and equipment	2,557	7,451
Purchase of technology license	(10,000)	-
Other	(912)	1,138
Net cash flow used for investing activities	(43,948)	(12,561)
FINANCING ACTIVITIES
Net decrease in notes payable	(661)	(16,139)
Term debt borrowings	275,054	255,055
Term debt repayments	(275,183)	(256,564)
Purchase of capital stock	(66,721)	(10,275)
Dividend reinvestment and the effect of employee benefit and stock plans	10,948	10,186
Cash dividends paid to shareowners	(21,074)	(19,929)
Other	(7,169)	(1,489)
Net cash flow used for financing activities	(84,806)	(39,155)
Effect of exchange rate changes on cash and cash equivalents	(18,373)	13,343
CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(76,028)	29,028
Cash and cash equivalents, beginning of period	204,565	118,129
Cash and cash equivalents, end of period	$128,537	$147,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION

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

The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with our 2011 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2011 was derived from the audited balance sheet included in our 2011 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal adjustments. The results for the six months ended December 31, 2011 and 2010 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2012 is to the fiscal year ending June 30, 2012. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its consolidated subsidiaries.

3.	NEW ACCOUNTING STANDARDS

Issued

In December 2011, the Financial Accounting Standards Board (FASB) deferred the requirement to present reclassifications of other comprehensive income on the face of the income statement. Companies would still be required to adopt the other requirements contained in the accounting guidance on presentation of other comprehensive income. This guidance is effective for Kennametal beginning July 1, 2012.

In September 2011, the FASB issued additional guidance on testing goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for Kennametal beginning July 1, 2012.

In June 2011, the FASB issued guidance on presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate consecutive statements. Each component of net income and other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, would need to be displayed under either alternative. This guidance is effective for Kennametal beginning July 1, 2012.

In May 2011, the FASB issued guidance on fair value measurements and disclosure. The objective of this guidance is a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and international financial reporting standards (IFRS). Many of the amendments in this guidance represent clarifications to existing guidance or changes in the measurement guidance for determining fair value. The most significant change in disclosures is an expansion of the information required for Level 3 measurements. Disclosures will be required about the use of a nonfinancial asset measured or disclosed at fair value if its use differs from its highest and best use. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. This guidance is effective for Kennametal beginning January 1, 2012.

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

Six months ended December 31 (in thousands)	2011	2010
Cash paid during the period for:
Interest	$12,917	$12,653
Income taxes	26,298	30,362

Supplemental disclosure of non-cash information:
Contribution of capital stock to employees’ defined contribution benefit plans	-	948

5.	FAIR VALUE MEASUREMENTS

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

Level 3: Inputs that are unobservable.

As of December 31, 2011, the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$-	$1,794	$-	$1,794
Total assets at fair value	$-	$1,794	$-	$1,794

Liabilities:
Derivatives (1)	$-	$23,722	$-	$23,722
Total liabilities at fair value	$-	$23,722	$-	$23,722

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

The fair value of derivatives designated in the condensed consolidated balance sheet are as follows:

(in thousands)	December 31, 2011	June 30, 2011
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$1,732	$87
Other current liabilities - range forward contracts	(3)	(159)
Other assets - forward starting interest rate swap contracts	-	772
Other liabilities - forward starting interest rate swap contracts	(22,908)	(3,169)
Total derivatives designated as hedging instruments	(21,179)	(2,469)
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	62	37
Other current liabilities - currency forward contracts	(811)	(2)
Total derivatives not designated as hedging instruments	(749)	35
Total derivatives	$(21,928)	$(2,434)

Certain currency forward contracts hedging significant cross-border intercompany loans are considered as other derivatives and therefore do not qualify for hedge accounting. These contracts are recorded at fair value in the balance sheet, with the offset to other (income) expense, net. (Gains) losses related to derivatives not designated as hedging instruments have been recognized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2011	2010	2011	2010
Other expense (income), net - currency forward contracts	$734	$618	$783	$(2,029)

FAIR VALUE HEDGES

In February 2009, we terminated interest rate swap contracts to convert $200.0 million of our fixed rate debt to floating rate debt. These contracts were originally set to mature in June 2012. Upon termination, we received a cash payment of $13.2 million. This gain is being amortized as a component of interest expense over the remaining term of the related debt using the effective interest rate method. During the three and six months ended December 31, 2011, $1.5 million and $3.0 million, respectively, were recognized as a reduction in interest expense. During the three and six months ended December 31, 2010, $1.4 million and $2.9 million, respectively, were recognized as a reduction in interest expense.

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CASH FLOW HEDGES

Currency forward contracts and range forward contracts (a transaction where both a put option is purchased and a call option is sold), designated as cash flow hedges, hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive (loss) income, net of tax, and are recognized as a component of other (income) expense, net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at December 31, 2011 and 2010, was $68.0 million and $64.1 million, respectively. The time value component of the fair value of range forwards is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at December 31, 2011, we expect to recognize a gain of $1.0 million in the next 12 months on outstanding derivatives.

We enter into floating-to-fixed interest rate swap contracts, designated as cash flow hedges, from time to time to hedge our exposure to interest rate changes on a portion of our floating rate debt. These interest rate swap contracts convert a portion of our floating rate debt to fixed rate debt. We record the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to accumulated other comprehensive (loss) income, net of tax. In December 2011, we amended the maturity date of our forward starting interest rate swap contracts for forecasted interest payments in an anticipated debt issuance. These contracts effectively convert a cumulative notional amount of $150.0 million from floating to fixed interest rates. The amendment of the existing contracts resulted in a de-designation of the original cash flow hedge and a designation of a new cash flow hedge as the forecasted transaction continues to be probable. Hedge ineffectiveness was determined to be immaterial for the new cash flow hedge. As of December 31, 2011 and June 30, 2011, we recorded a liability of $22.9 million and $2.4 million, respectively, on these contracts which was recorded as an offset in other comprehensive income, net of tax. Over the next 12 months, assuming the market rates remain constant with the rates at December 31, 2011, we do not expect to recognize into earnings any significant gains or losses on outstanding derivatives.

Amounts related to cash flow hedges have been recognized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2011	2010	2011	2010
Losses (gains) recognized in other comprehensive income (loss)	$904	$(5,871)	$11,587	$(2,229)

(Gains) losses reclassified from accumulated other comprehensive income into other (income) expense, net	$(75)	$82	$166	$192

No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the six months ended December 31, 2011 and 2010.

7.	RESTRUCTURING AND RELATED CHARGES

During fiscal year 2011, we completed our restructuring plans to reduce costs and improve operating efficiencies. These actions related to the rationalization of certain manufacturing and service facilities as well as other employment cost reduction programs. There were no restructuring and related charges for the six months ended December 31, 2011.

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

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The restructuring accrual is recorded in other current liabilities in our condensed consolidated balance sheet and the amount attributable to each segment is as follows:

(in thousands)	June 30, 2011	Expense	Asset Write-down	Cash Expenditures	Translation	December 31, 2011

Industrial
Severance	$7,811	$-	$-	$(4,926)	$(216)	$2,669
Facilities	525	-	-	(500)	(25)	-
Other	1,604	-	-	(496)	(136)	972

Total Industrial	9,940	-	-	(5,922)	(377)	3,641

Infrastructure
Severance	1,650	-	-	(1,558)	(92)	-
Facilities	269	-	-	(226)	(10)	33
Other	852	-	-	(212)	(58)	582

Total Infrastructure	2,771	-	-	(1,996)	(160)	615

Total	$12,711	$-	$-	$(7,918)	$(537)	$4,256

(in thousands)	June 30, 2010	Expense	Asset Write-down	Cash Expenditures	Translation	June 30, 2011

Industrial
Severance	$18,327	$4,363	$-	$(16,510)	$1,631	$7,811
Facilities	508	2,318	(1,857)	(444)	-	525
Other	403	2,031	-	(931)	101	1,604

Total Industrial	19,238	8,712	(1,857)	(17,885)	1,732	9,940

Infrastructure
Severance	7,637	2,484	-	(9,399)	928	1,650
Facilities	211	1,319	(1,057)	(204)	-	269
Other	168	1,156	-	(530)	58	852

Total Infrastructure	8,016	4,959	(1,057)	(10,133)	986	2,771

Total	$27,254	$13,671	$(2,914)	$(28,018)	$2,718	$12,711

8.	STOCK-BASED COMPENSATION

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

Stock Options

The assumptions used in our Black-Scholes valuation related to grants made during the six months ended December 31, 2011 and 2010 were as follows:

	2011	2010
Risk-free interest rate	1.2%	1.4%
Expected life (years) (2)	4.5	4.5
Expected volatility (3)	47.5%	47.0%
Expected dividend yield	1.5%	2.0%

(2)	Expected life is derived from historical experience.
(3)	Expected volatility is based on the historical volatility of our common stock.

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in our stock options for the six months ended December 31, 2011 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)

Options outstanding, June 30, 2011	3,388,003	$26.50
Granted	354,618	38.95
Exercised	(317,708)	24.98
Lapsed and forfeited	(28,630)	29.35

Options outstanding, December 31, 2011	3,396,283	$27.92	6.1	$30,978

Options vested and expected to vest, December 31, 2011	3,307,211	$27.86	6.0	$30,325

Options exercisable, December 31, 2011	2,181,305	$27.19	4.9	$21,235

During the six months ended December 31, 2011 and 2010, compensation expense related to stock options was $3.4 million and $3.5 million, respectively. As of December 31, 2011, the total unrecognized compensation cost related to options outstanding was $5.7 million and is expected to be recognized over a weighted average period of 2.2 years.

Weighted average fair value of options granted during the six months ended December 31, 2011 and 2010 was $13.84 and $9.22, respectively. Fair value of options vested during the six months ended December 31, 2011 and 2010 was $4.5 million and $4.2 million, respectively.

Tax benefits, relating to excess stock-based compensation deductions, are presented in the statement of cash flow as financing cash inflows. Tax benefits resulting from stock-based compensation deductions exceeded amounts reported for financial reporting purposes by $2.1 million and $1.3 million for the six months ended December 31, 2011 and 2010, respectively.

The amount of cash received from the exercise of capital stock options six months ended December 31, 2011 and 2010 was $7.9 million and $7.0 million, respectively. The related tax benefit for the six months ended December 31, 2011 and 2010 was $1.6 million and $1.7 million, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2011 and 2010 was $5.0 million and $4.8 million, respectively.

Under the provisions of the 2010 Plan participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during the six months ended December 31, 2011 was immaterial and for the six months ended December 31, 2010 was $0.4 million.

Restricted Stock Awards

Changes in our restricted stock awards for the six months ended December 31, 2011 were as follows:

	Shares	Weighted Average Fair Value

Unvested restricted stock awards, June 30, 2011	89,315	$32.90
Vested	(50,056)	33.53
Forfeited	(582)	29.60

Unvested restricted stock awards, December 31, 2011	38,677	$32.14

During the six months ended December 31, 2011 and 2010, compensation expense related to restricted stock awards was $0.6 million and $1.2 million, respectively. As of December 31, 2011, the total unrecognized compensation cost related to unvested restricted stock awards was $0.3 million and is expected to be recognized over a weighted average period of 0.7 years.

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

Changes in our time vesting and performance vesting restricted stock units for the six months ended December 31, 2011 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value

Unvested performance vesting and time vesting restricted stock units, June 30, 2011	116,368	$26.89	906,082	$25.81
Granted	129,977	38.95	334,726	38.94
Vested	-	-	(198,862)	25.60
Forfeited	-	-	(20,129)	31.69

Unvested performance vesting and time vesting restricted stock units, December 31, 2011	246,345	$31.27	1,021,817	$30.04

During the six months ended December 31, 2011 and 2010, compensation expense related to time vesting and performance vesting restricted stock units was $8.2 million and $6.6 million, respectively. As of December 31, 2011, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $20.7 million and is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock Units – STEP

On November 26, 2007, the Company adopted a one-time, long-term equity program, the Kennametal Inc. 2008 Strategic Transformational Equity Program, under the 2002 Plan (STEP). The STEP was designed to compensate participating executives for achievement of certain performance conditions during the period which began on October 1, 2007 and ended on September 30, 2011. Each participant was awarded a maximum number of restricted stock units, each representing a contingent right to receive one share of capital stock of the Company to the extent the unit was earned during the performance period and would have become payable under the STEP. The performance conditions were based on the Company’s total shareholder return (TSR) which governed 35 percent of the awarded restricted stock units, and cumulative adjusted earnings per share (EPS), which governed 65 percent of the awarded restricted stock units. The performance period for the STEP ended on September 30, 2011 and the minimum threshold levels of performance were not achieved. Therefore, all outstanding restricted stock units were forfeited by participating executives. As of December 31, 2011, no restricted stock units had been earned or paid under the STEP. There were no voting rights or dividends associated with restricted stock units under the STEP.

Changes to the EPS performance-based portion of the STEP restricted stock units for the six months ended December 31, 2011 were as follows:

	Stock Units	Weighted Average Fair Value

Unvested EPS performance-based restricted stock units, June 30, 2011	431,789	$35.23
Forfeited	(431,789)	35.23

Unvested EPS performance-based restricted stock units, December 31, 2011	-	$-

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes to the TSR performance-based portion of the STEP restricted stock units for the six months ended December 31, 2011 were as follows:

	Stock Units	Weighted Average Fair Value

Unvested TSR performance-based restricted stock units, June 30, 2011	232,497	$8.21
Forfeited	(232,497)	8.21

Unvested TSR performance-based restricted stock units, December 31, 2011	-	$-

During the six months ended December 31, 2011 and 2010, compensation expense related to STEP restricted stock units was $0.2 million and $0.3 million, respectively.

9.	BENEFIT PLANS

We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to some U.S. employees.

The table below summarizes the components of net periodic pension cost:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2011	2010	2011	2010

Service cost	$1,721	$1,909	$3,449	$3,822
Interest cost	10,331	10,208	20,711	20,458
Expected return on plan assets	(12,706)	(12,027)	(25,415)	(24,073)
Amortization of transition obligation	16	12	32	26
Amortization of prior service credit	(46)	(70)	(93)	(141)
Settlement loss	262	270	519	533
Recognition of actuarial losses	2,062	3,064	4,125	6,132

Net periodic pension cost	$1,640	$3,366	$3,328	$6,757

The table below summarizes the components of the net periodic other postretirement benefit cost:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2011	2010	2011	2010

Service cost	$19	$19	$37	$38
Interest cost	257	259	514	518
Amortization of prior service cost	(22)	-	(44)	-
Recognition of actuarial gains	(14)	(47)	(28)	(94)

Net periodic other postretirement benefit cost	$240	$231	$479	$462

10.	INVENTORIES

We used the last-in, first-out (LIFO) method of valuing inventories for approximately 53 percent and 50 percent of total inventories at December 31, 2011 and June 30, 2011, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inventories consisted of the following:

(in thousands)	December 31, 2011	June 30, 2011

Finished goods	$331,885	$303,716
Work in process and powder blends	234,785	202,940
Raw materials	127,018	109,683

Inventories at current cost	693,688	616,339
Less: LIFO valuation	(122,625)	(96,366)

Total inventories	$571,063	$519,973

11.	LONG-TERM DEBT AND CAPITAL LEASES

Current maturities of long-term debt and capital lease obligations consist primarily of Senior Unsecured Notes issued in June 2002 having an aggregate face amount of $300.0 million, maturing in June 2012.

On October 21, 2011, we entered into an amendment to our 2010 Credit Agreement, which is used to augment cash from operations and as an additional source of funds. The five-year, multi-currency, revolving credit facility (2011 Credit Agreement) permits revolving credit loans of up to $600.0 million for working capital, capital expenditures and general corporate purposes. The 2011 Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2011 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us.

The 2011 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with these financial covenants as of December 31, 2011. We had no borrowings outstanding under the 2011 Credit Agreement as of December 31, 2011. We had no borrowings outstanding under the 2010 Credit Agreement as of June 30, 2011.

Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries.

Fixed rate debt had a fair market value of $307.6 million and $315.8 million at December 31, 2011 and June 30, 2011, respectively. The fair value is determined based on the quoted market price of this debt as of December 31, 2011 and June 30, 2011, respectively.

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

Other Environmental We establish and maintain reserves for other potential environmental costs, which amounted to $4.7 million and $5.4 million as of December 31, 2011 and June 30, 2011, respectively. This accrual represents anticipated costs associated with the remediation of these issues. We recorded favorable foreign currency translation adjustments of $0.6 million and cash payments of $0.1 million against the reserve for the six months ended December 31, 2011.

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

The effective income tax rate for the three months ended December 31, 2011 and 2010 was 17.3 percent and 21.3 percent, respectively. The current year rate was favorably impacted by a $4.2 million reduction of a valuation allowance in the Netherlands in the quarter as well as stronger operating results under our pan-European operations. The prior year rate benefitted from the RD&E credit extension.

The effective income tax rate for the six months ended December 31, 2011 and 2010 was 20.2 percent and 24.3 percent, respectively. The current year rate was favorably impacted by a $4.2 million reduction of a valuation allowance in the Netherlands in the quarter and the favorable impact of stronger operating results under our pan-European operations.

During the quarter, we assessed the sustainability of future income in the Netherlands. Based on this assessment, we believe that it is more likely than not that we will be able to realize a portion of the net deferred tax assets in this jurisdiction.

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

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options, unvested restricted stock awards and unvested restricted stock units by 1.2 million shares and 1.1 million shares for the three months ended December 31, 2011 and 2010, respectively, and 1.1 million shares and 0.9 million shares for the six months ended December 31, 2011 and 2010, respectively. Unexercised capital stock options, restricted stock units and restricted stock awards of 0.7 million and 0.6 million shares for the three months ended December 31, 2011 and 2010, respectively, and 0.7 million shares for both the six months ended December 31, 2011 and 2010, were not included in the computation of diluted earnings per share because the inclusion would have been anti-dilutive.

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	EQUITY

A summary of the changes in the carrying amounts of total equity, Kennametal shareowners’ equity and equity attributable to noncontrolling interests as of December 31, 2011 and 2010 is as follows:

	Kennametal Shareowners' Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non- controlling interests	Total equity

Balance as of June 30, 2011	$101,411	$470,758	$983,374	$82,529	$20,569	$1,658,641
Net income	-	-	145,683	-	2,361	148,044
Other comprehensive loss	-	-	-	(105,681)	(2,834)	(108,515)
Dividend reinvestment	6	132	-	-	-	138
Capital stock issued under employee benefit and stock plans	568	19,260	-	-	-	19,828
Purchase of capital stock	(2,506)	(64,215)	-	-	-	(66,721)
Cash dividends paid	-	-	(21,074)	-	(167)	(21,241)

Total equity, December 31, 2011	$99,479	$425,935	$1,107,983	$(23,152)	$19,929	$1,630,174

	Kennametal Shareowners' Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Non- controlling interests	Total equity

Balance as of June 30, 2010	$102,379	$492,454	$793,448	$(72,781)	$17,943	$1,333,443
Net income	-	-	78,390	-	1,856	80,246
Other comprehensive income	-	-	-	70,174	1,292	71,466
Dividend reinvestment	7	152	-	-	-	159
Capital stock issued under employee benefit and stock plans	496	20,953	-	-	-	21,449
Purchase of capital stock	(379)	(9,896)	-	-	-	(10,275)
Cash dividends paid	-	-	(19,929)	-	(132)	(20,061)

Total equity, December 31, 2010	$102,503	$503,663	$851,909	$(2,607)	$20,959	$1,476,427

The amounts of comprehensive income (loss) attributable to Kennametal shareowners and noncontrolling interests are disclosed in Note 16.

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2011	2010	2011	2010

Net income	$74,471	$44,290	$148,044	$80,246
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges, net of income tax (benefit) expense of ($0.5) million, $3.6 million, ($7.3) million and $1.4 million, respectively	(789)	5,780	(11,534)	2,187
Reclassification of unrealized (gain) loss on expired derivatives designated and qualified as cash flow hedges, net of income tax expense (benefit) of $0.1 million, ($0.1) million, ($0.1) million and ($0.1) million, respectively	(186)	177	123	223
Unrecognized net pension and other postretirement benefit gain (loss), net of income tax expense (benefit)of $0.1 million, $0.1 million, $0.4 million and ($0.5) million, respectively	217	564	1,065	(1,622)
Reclassification of net pension and other postretirement benefit loss, net of income tax benefit of $0.7 million, $1.0 million, $1.5 million and $1.9 million, respectively	1,286	1,859	2,573	3,720
Foreign currency translation adjustments, net of income tax expense (benefit)of ($18.2) million, ($4.3) million, ($60.0) million and $40.2 million, respectively	(30,865)	(7,293)	(100,742)	66,958

Total comprehensive income	44,134	45,377	39,529	151,712
Comprehensive (loss) income attributable to noncontrolling interests	(359)	604	(473)	3,148

Comprehensive income attributable to Kennametal Shareowners	$44,493	$44,773	$40,002	$148,564

17.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

A summary the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Industrial	Infrastructure	Total

Goodwill	$411,945	$250,225	$662,170
Accumulated impairment losses	(150,842)	-	(150,842)

Balance as of June 30, 2011	$261,103	$250,225	$511,328

Adjustments	$76	$-	$76
Translation	(14,638)	(2,009)	(16,647)

Change in goodwill	(14,562)	(2,009)	(16,571)

Goodwill	397,383	248,216	645,599
Accumulated impairment losses	(150,842)	-	(150,842)

Balance as of December 31, 2011	$246,541	$248,216	$494,757

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	December 31, 2011		June 30, 2011
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Contract-based	4 to 15	$21,452	$(5,590)	$6,349	$(5,380)
Technology-based and other	4 to 15	37,878	(23,829)	39,743	(25,442)
Customer-related	10 to 20	109,256	(39,276)	113,977	(38,275)
Unpatented technology	30	19,318	(5,883)	19,540	(4,740)
Trademarks	5 to 20	12,385	(6,374)	10,902	(4,875)
Trademarks	Indefinite	36,234	-	40,480	-
Total		$236,523	$(80,952)	$230,991	$(78,712)

During the three months ended December 31, 2011, we entered into a technology license agreement in our infrastructure segment. This resulted in a $15.0 million increase of contract-based intangible assets. The technology license agreement will be amortized using the straight-line method over an estimated useful life of 10 years.

During the six months ended December 31, 2011, we recorded amortization expense of $6.7 million related to our other intangible assets and unfavorable foreign currency translation adjustments of $5.0 million.

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

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our external sales and operating income by segment are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2011	2010	2011	2010
External sales:
Industrial	$409,887	$369,139	$827,706	$699,797
Infrastructure	231,854	196,629	472,912	395,129

Total external sales	$641,741	$565,768	$1,300,618	$1,094,926

Operating income:
Industrial	$62,898	$42,157	$135,583	$78,265
Infrastructure	33,312	21,566	65,866	48,069
Corporate	(2,162)	(2,106)	(5,791)	(7,205)

Total operating income	$94,048	$61,617	$195,658	$119,129

Interest expense	$5,256	$5,564	$10,743	$11,527
Other (income) expense, net	(1,258)	(253)	(684)	1,658

Income before income taxes	$90,050	$56,306	$185,599	$105,944

19.    SUBSEQUENT EVENTS

On January 17, 2012, Kennametal announced that we signed a definitive agreement to purchase the Deloro Stellite Holdings 1 Limited (Deloro Stellite) from Duke Street Capital for approximately €277 million. The U.K.-based Deloro Stellite, with approximately €220 million in annual sales, is a global manufacturer and provider of alloy-based critical wear solutions for extreme environments involving high temperature, corrosion and abrasion. Deloro Stellite employs approximately 1,300 people across seven primary operating facilities globally, including locations in the U.S., Canada, Germany, Italy, India and China. Through proprietary metal alloys and materials expertise as well as specialized engineering design and fabrication capabilities, Deloro Stellite delivers value-added, tailored wear solutions for customers in our current end markets of energy, which includes oil and gas and power generation, transportation, and aerospace.

We plan to fund the acquisition through existing credit facilities and operating cash flow, and remain committed to maintaining our investment grade ratings.

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

We experienced strong growth for the December quarter across both business segments and all regions. Our sales of $641.7 million for the quarter ended December 31, 2011 grew 13 percent compared to sales for the December quarter one year ago. Sales growth was primarily due to organic growth which includes both volume and price.

Raw materials prices have doubled compared to the prior year, but continue to stabilize. Our margin performance during the quarter reflected our ability to recover inflation costs related to these raw materials, primarily tungsten, our main raw material. We had previously executed appropriate pricing actions and have continued to maintain our cost discipline during the quarter. We continue to monitor changes in raw material prices to ensure appropriate pricing.

Operating income was $94.0 million, an increase of $32.4 million compared to operating income of $61.6 million in the prior year quarter. The increase in operating income was driven by higher sales volume, higher price realization and incremental restructuring benefits, partially offset by higher raw material costs.

We delivered a record December quarter earnings per diluted share of $0.91.

We had cash inflow from operating activities of $71.1 million during the six months ended December 31, 2011, driven by our operating performance. Capital expenditures were $35.6 million during the six months ended December 31, 2011.

In addition, we invested further in technology and innovation to continue delivering a high level of new products to our customers. Research and development expenses included in operating expense totaled $8.5 million for the three months ended December 31, 2011.

On January 17, 2012, Kennametal announced that we signed a definitive agreement to purchase the Deloro Stellite Holdings 1 Limited (Deloro Stellite) from Duke Street Capital for approximately €277 million. The U.K.-based Deloro Stellite, with approximately €220 million in annual sales, is a global manufacturer and provider of alloy-based critical wear solutions for extreme environments involving high temperature, corrosion and abrasion. Deloro Stellite employs approximately 1,300 people across seven primary operating facilities globally, including locations in the U.S., Canada, Germany, Italy, India and China. Through proprietary metal alloys and materials expertise as well as specialized engineering design and fabrication capabilities, Deloro Stellite delivers value-added, tailored wear solutions for customers in our current end markets of energy, which includes oil and gas and power generation, transportation, and aerospace.

This acquisition is in alignment with our growth strategy and positions the Company to further achieve geographic and end market balance. The transaction is expected to be accretive to earnings in the fiscal year ending June 30, 2013. We plan to fund the acquisition through existing credit facilities and operating cash flow, and remain committed to maintaining our investment grade ratings.

The following narrative provides further discussion and analysis of our results of operations, liquidity and capital resources, as well as other pertinent matters.

RESULTS OF CONTINUING OPERATIONS

SALES

Sales for the three months ended December 31, 2011 were $641.7 million, an increase of $75.9 million, or 13 percent, from $565.8 million in the prior year quarter. Sales increased due to organic growth of 14 percent offset by unfavorable impact of fewer business days. The improvement in sales was driven by better performance in both business segments and across all regions. Organic sales growth drivers were energy markets of 25 percent, aerospace and defense of 16 percent, earthworks market of 15 percent, general engineering of 12 percent and transportation of 7 percent.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Sales for the six months ended December 31, 2011 were $1,300.6 million, an increase of $205.6 million, or 19 percent, from $1,095.0 million in the prior year quarter. Sales increased due to organic growth of 16 percent and a 3 percent favorable impact from foreign currency effects. The improvement in sales was driven by better performance in both business segments and across all regions. Organic sales growth drivers were energy markets of 22 percent, general engineering of 17 percent, earthworks market of 15 percent, aerospace and defense of 12 percent and transportation of 10 percent.

GROSS PROFIT

Gross profit for the three months ended December 31, 2011 was $231.9 million, an increase of $31.9 million from $200.0 million in the prior year quarter. This increase was primarily due to increased organic sales of $79.4 million, partially offset by higher raw material costs. The gross profit margin for the three months ended December 31, 2011 was 36.1 percent, as compared to 35.4 percent generated in the prior year quarter.

Gross profit for the six months ended December 31, 2011 was $482.9 million, an increase of $94.1 million from $388.8 million in the prior year quarter. This increase was primarily due to increased organic sales of $170.5 million, partially offset by higher raw material costs. The gross profit margin for the six months ended December 31, 2011 was 37.1 percent, as compared to 35.5 percent generated in the prior year quarter.

OPERATING EXPENSE

Operating expense for the three months ended December 31, 2011 increased $2.5 million or 1.9 percent to $134.6 million compared to $132.1 million in the prior year quarter. The increase is primarily due to an increase in employment costs of $5.6 million, including higher sales compensation of $3.6 million due to better operating performance, partially offset by lower professional fees of $2.0 million.

Operating expense for the six months ended December 31, 2011 increased $23.5 million or 9.1 percent to $280.6 million compared to $257.1 million in the prior year quarter. The increase is primarily due to an increase in employment costs of $13.4 million, including higher sales compensation of $6.8 million due to better operating performance and unfavorable impact of foreign currency results of $8.7 million.

RESTRUCTURING CHARGES

During fiscal year 2011, we completed our restructuring plans to reduce costs and improve operating efficiencies. These actions related to the rationalization of certain manufacturing and service facilities as well as other employment cost reduction programs. As the restructuring programs were completed in fiscal 2011, there were no restructuring and related charges for the three and six months ended December 31, 2011. The Company’s restructuring programs are delivering annual ongoing pre-tax savings of approximately $170 million now that all programs are fully implemented.

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

Restructuring and related charges recorded during the six months ended December 31, 2010 amounted to $9.4 million, including $7.1 million of restructuring charges, of which $0.5 million were related to inventory disposals and recorded in cost of goods sold. Restructuring related charges of $1.5 million and $0.8 million were recorded in cost of goods sold and operating expense, respectively, during the six months ended December 31, 2010.

INTEREST EXPENSE

Interest expense for the three months ended December 31, 2011 of $5.3 million decreased $0.3 million or 5.5 percent, from $5.6 million in the prior year quarter. Interest expense for the six months ended December 31, 2011 of $10.7 million decreased $0.8 million or 6.8 percent, from $11.5 million in the prior year quarter.

OTHER (INCOME) EXPENSE, NET

Other income, net for the three months ended December 31, 2011 was $1.3 million compared to $0.3 million for the prior year quarter. The increase was primarily driven by favorable foreign currency transaction results of $1.6 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Other income, net for the six months ended December 31, 2011 was $0.7 million compared to other expense, net of $1.7 million for the prior year quarter. The increase was primarily driven by favorable foreign currency transaction results of $2.4 million.

INCOME TAXES

The effective income tax rate for the three months ended December 31, 2011 and 2010 was 17.3 percent and 21.3 percent, respectively. The current year rate was favorably impacted by a $4.2 million reduction of a valuation allowance in the Netherlands in the quarter as well as stronger operating results under our pan-European operations. The prior year rate benefitted from the RD&E credit extension.

The effective income tax rate for the six months ended December 31, 2011 and 2010 was 20.2 percent and 24.3 percent, respectively. The current year rate was favorably impacted by a $4.2 million reduction of a valuation allowance in the Netherlands in the quarter and the favorable impact of stronger operating results under our pan-European operations.

During the quarter, we assessed the sustainability of future income in the Netherlands. Based on this assessment, we believe that it is more likely than not that we will be able to realize a portion of the net deferred tax assets in this jurisdiction. Accordingly we recorded a valuation allowance adjustment of $4.2 million that reduced tax expense. With respect to the other jurisdictions, we will continue to monitor our ability to realize the net deferred tax assets in these jurisdictions, and if appropriate, will adjust the valuation allowance. Such an adjustment may result in a material reduction to tax expense in the period the adjustment occurs.

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

INDUSTRIAL

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2011	2010	2011	2010
External sales	$409,887	$369,139	$827,706	$699,797
Operating income	62,898	42,157	135,583	78,265

For the three months ended December 31, 2011, Industrial external sales increased by 11 percent driven by organic sales growth. On an organic basis, sales increased in all served market sectors led by strong growth in aerospace and defense of 16 percent, general engineering of 12 percent and a 7 percent increase in transportation. The aerospace and defense end markets’ growth is due to the significant increase in commercial aircraft production. Growth in the general engineering end markets is attributable to new orders for industrial machinery as manufacturers have increased their capital spending, and the growth in the transportation end markets was due to the overall increase in global vehicles sales and production, particularly light-vehicles. On a regional basis, organic sales increased by approximately 15 percent in the Americas, 13 percent in Europe and 1 percent in Asia. The increase in the Americas and Europe was driven by growth in the general engineering end markets and the growth in Asia was driven by the transportation end markets. For comparison purposes, organic sales increased by approximately 48 percent in Asia, 34 percent in Europe and 31 percent in the Americas during the three months ended December 31, 2010.

For the three months ended December 31, 2011, Industrial operating income increased $20.7 million. The primary drivers of the increase in operating income were higher organic sales of $42.0 million, partially offset by an increase in raw material costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

For the six months ended December 31, 2011, Industrial external sales increased by 18 percent, driven by organic sales growth of 14 percent and favorable foreign currency impact of 4 percent. On an organic basis, sales increased in all served market sectors led by strong growth in general engineering of 17 percent, aerospace and defense of 12 percent and transportation of 10 percent, respectively. Growth in the general engineering end markets is attributable to new orders for industrial machinery as manufacturers have increased their capital spending and the aerospace and defense end markets’ growth is due to a significant increase in commercial aircraft production. The growth in the transportation end markets was due to an overall increase in global vehicles sales and production, particularly light-vehicles, as well as an increase in replacements for commercial vehicles. On a regional basis, organic sales increased by approximately 18 percent in Europe, 17 percent in the Americas and 4 percent in Asia. The increase in the Americas and Europe was driven by growth in the general engineering end markets, and the growth in Asia was driven by the transportation end markets.

For the six months ended December 31, 2011, Industrial operating income increased $57.3 million. The primary drivers of the increase in operating income were higher organic sales of $96.2 million, partially offset by increase in raw material costs.

INFRASTRUCTURE

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2011	2010	2011	2010
External sales	$231,854	$196,629	$472,912	$395,129
Operating income	33,312	21,566	65,866	48,069

For the three months ended December 31, 2011, Infrastructure external sales increased by 18 percent, driven by organic sales growth of 19 percent offset by unfavorable impact of fewer business days. The organic increase was driven by higher sales in the energy and earthworks markets of 25 percent and 15 percent, respectively. Energy related product sales increased due to higher U.S. and international rig counts. Sales in the earthworks end markets increased due to continued mining capacity expansion and the increase in construction machinery production. On a regional basis, organic sales increased by approximately 34 percent in Asia, 16 percent in the Americas and 10 percent in Europe. The increase in Asia and the Americas was driven by the performance in the earthworks markets, while the European increase was more evenly split between both the earthworks and energy markets. For comparison purposes, organic sales increased by approximately 24 percent in Asia, 21 percent in the Americas and 12 percent in Europe during the three months ended December 31, 2010.

For the three months ended December 31, 2011, Infrastructure operating income increased $11.7 million. Operating income grew primarily due to higher organic sales of $37.6 million, partially offset by increase in raw material costs and unfavorable business mix of $4.5 million.

For the six months ended December 31, 2011, Infrastructure external sales increased by 20 percent, driven by organic sales growth of 18 percent and favorable foreign currency effects of 2 percent. The organic increase was driven by higher sales in the energy and earthworks markets of 22 percent and 15 percent, respectively. Energy related product sales increased due to higher U.S. and international rig counts, as well as increased shale production. Sales in the earthworks end markets increased due to continued mining capacity expansion and the increase in construction machinery production. On a regional basis, organic sales increased by approximately 26 percent in Asia, 16 percent in the Americas and 14 percent in Europe. The increase in Asia and the Americas was driven by the performance in the earthworks markets, while the European increase was more evenly split between both the earthworks and energy markets.

For the six months ended December 31, 2011, Infrastructure operating income increased $17.8 million. Operating income grew primarily due to higher organic sales of $71.3 million, partially offset by increase in raw material costs and unfavorable business mix of $6.4 million.

CORPORATE

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(in thousands)	2011		2010		2011		2010
Corporate unallocated expense		$(2,162)		$(2,106)		$(5,791)		$(7,205)

For the three months ended December 31, 2011, unallocated expense increased $0.1 million to $2.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

For the six months ended December 31, 2011, unallocated expense decreased $1.4 million to $5.8 million. The decrease was primarily due to lower strategic project spending of $3.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations is our primary source of funding for capital expenditures and internal growth.

On October 21, 2011, we entered into an amendment to our 2010 Credit Agreement, which is used to augment cash from operations and as an additional source of funds. The five-year, multi-currency, revolving credit facility (2011 Credit Agreement) extends to October 2016. The 2011 Credit Agreement permits revolving credit loans of up to $600.0 million for working capital, capital expenditures and general corporate purposes. The 2011 Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2011 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us.

The 2011 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with these financial covenants as of December 31, 2011. We had no borrowings outstanding under the 2011 Credit Agreement as of December 31, 2011. For the six months ended December 31, 2011 average borrowings outstanding under the 2010 and 2011 Credit Agreements were approximately $97 million.

Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries.

Our $300 million Senior Unsecured Notes due in June 2012 were reclassified to current maturities of long-term debt as of June 30, 2011. The repayment of this debt is expected to be financed in due course through a new corporate bond issuance.

We consider the unremitted earnings of our non-U.S. subsidiaries that have not previously been taxed in the U.S., to be permanently reinvested. As of December 31, 2011, the amount of cash, cash equivalents and short term intercompany advances held by foreign subsidiaries that would not be available for use in the United States on a long term basis, without incurring U.S. federal and state income tax consequences was approximately $290 million. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

At December 31, 2011, cash and cash equivalents were $128.5 million, total debt was $307.9 million and total Kennametal shareowners’ equity was $1,610.2 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.

On January 17, 2012 we announced the signing of a definitive agreement to purchase the Deloro Stellite Holdings 1 Limited from Duke Street Capital for approximately €277 million. We plan to fund the acquisition through existing facilities and operating cash flow, and remain committed to maintaining our investment grade ratings.

There have been no other material changes in our contractual obligations and commitments since June 30, 2011.

Cash Flow Provided by Operating Activities

During the six months ended December 31, 2011, cash flow provided by operating activities was $71.1 million, compared to $67.4 million for the prior year period. Cash flow used for operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $194.2 million, partially offset by changes in certain assets and liabilities netting to $123.1 million. Contributing to the changes in certain assets and liabilities was an increase in inventory of $83.4 million driven by higher inventory levels to meet higher demand, a decrease in accounts payable and accrued liabilities of $67.3 million driven by payment of $27.0 million of incentive compensation and decrease in other of $3.5 million, offset by a decrease in accounts receivable of $23.2 million and an increase in accrued income taxes of $7.8 million.

During the six months ended December 31, 2010, cash flow provided by operating activities consisted of net income and non-cash items amounting to an inflow of $141.5 million, partially offset by changes in certain assets and liabilities netting to $74.1 million. Contributing to the changes in certain assets and liabilities was an increase in inventory of $45.1 million driven by an increase in production to meet higher demand and a decrease in accounts payable and accrued liabilities of $21.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flow Used for Investing Activities

Cash flow used for investing activities was $43.9 million for the six months ended December 31, 2011, compared to $12.6 million in the prior year period. During the current year period cash flow used for investing activities included capital expenditures, net of $33.0 million, which consisted primarily of equipment upgrades and $10.0 million for the purchase of a technology license intangible in our infrastructure segment.

During the six months ended December 31, 2010, cash flow used for investing activities included capital expenditures, net of $13.7 million, which consisted primarily of an Enterprise Resource Planning (ERP) system and equipment upgrades.

Cash Flow Used for Financing Activities

Cash flow used for financing activities was $84.8 million for the six months ended December 31, 2011 compared to $39.2 million in the prior year period. During the current year period, cash flow used for financing activities included $66.7 million used for the purchase of capital stock, $21.1 million of cash dividends paid to shareowners and $7.2 million of other, partially offset by $10.9 million of dividend reinvestment and the effect of employee benefit and stock plans.

During the six months ended December 31, 2010, cash flow used for financing activities included $19.9 million of cash dividends paid to shareowners, $17.6 million net decrease in borrowings and $10.3 million used for the repurchase of capital stock, partially offset by $10.2 million of dividend reinvestment and the effect of employee benefit and stock plans.

FINANCIAL CONDITION

Working capital was $474.0 million at December 31, 2011, an increase of $27.9 million from $446.1 million at June 30, 2011. The increase in working capital was driven primarily by an increase in inventories of $51.1 million driven by higher inventory levels to meet higher demand, a decrease in other current liabilities of $44.5 million driven primarily by the payout of incentive compensation , a decrease in accounts payable of $26.6 million due to the timing of payments and a decrease in accrued expenses of $24.2 million due to the timing of payments, partially offset by a decrease in cash and cash equivalents of $76.0 million due to the purchase of capital stock and dividend payment and a decrease in accounts receivable of $42.9 million. Foreign currency effects accounted for $57.7 million of the working capital change.

Property, plant and equipment, net decreased $39.8 million from $697.1 million at June 30, 2011 to $657.3 million at December 31, 2011, primarily due to depreciation expense of $41.3 million, unfavorable foreign currency impact of $27.6 million and capital disposals of $2.6 million, partially offset by capital additions of $35.6 million.

At December 31, 2011, other assets were $767.6 million, a decrease of $2.2 million from $769.8 million at June 30, 2011. The driver for the decrease was a decrease in goodwill of $16.6 million partially offset by an increase in other assets of $9.0 million, increase in other intangible assets of $3.3 million and increase in deferred income taxes of $2.2 million. The change in goodwill was primarily due to foreign currency translation effects. The increase in other assets was primarily due to increase in pension assets due to higher return on plan assets and prepaid royalty. The increase in other intangible assets was due to a technology license intangible asset acquisition in our infrastructure segment for $15.0 million offset by amortization expense of $6.7 million and unfavorable foreign currency translation adjustments of $5.0 million. Foreign currency effects accounted for $5.6 million in the change in deferred income taxes.

Kennametal shareowners’ equity was $1,610.2 million at December 31, 2011, a decrease of $27.9 million from $1,638.1 million at June 30, 2011. The decrease was primarily due to foreign currency translation adjustments of $100.7 million, purchase of capital stock of $66.7 million and cash dividends paid to shareowners of $21.1 million, partially offset by net income attributable to Kennametal of $145.7 million and capital stock issued under employee benefit and stock plans of $19.8 million.

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
AND RESULTS OF OPERATIONS (CONTINUED)

Other Environmental We establish and maintain reserves for other potential environmental costs, which amounted to $4.7 million and $5.4 million as of December 31, 2011 and June 30, 2011, respectively. This accrual represents anticipated costs associated with the remediation of these issues. We recorded favorable foreign currency translation adjustments of $0.6 million and cash payments of $0.1 million against the reserve for the six months ended December 31, 2011.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2011	-	$ -	-	4,505,100
November 1 through November 30, 2011	4,584	38.02	-	4,505,100
December 1 through December 31, 2011	1,060	37.08	-	4,505,100
Total	5,644	$ 37.85	-

(1)

During the current period, 1,956 shares and 740 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program as well as the Company’s 401(k) matching and discretionary contribution, respectively. Also, during the current period employees delivered 1,782 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements and 1,166 shares of Kennametal stock as payment for the exercise price of stock options.

(2)	On October 26, 2010, the Company publicly announced a repurchase program for up to 8 million shares of its outstanding common stock.

ITEM 5.	OTHER INFORMATION

On January 24, 2012, the Board of Directors of Kennametal Inc. (the Company) adopted Amended and Restated Bylaws of the Company (the Bylaws), effective immediately upon adoption, to supersede and replace the existing bylaws of the Company. The Bylaws were revised to provide clarifying language as it relates to shareholder proposals as well as enhanced shareholder/proponent disclosure requirements.

ITEM 6.	EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
(2.1)	Share Sale and Purchase Agreement relating to Deloro Stellite Holdings 1 Limited dated January 13, 2012	Filed herewith.
(2.2)	Warranty Agreement relating to Deloro Stellite Holdings 1 Limited dated January 13, 2012	Filed herewith.

(3)	Articles of Incorporation and Bylaws
(3.1)	Amended and Restated Bylaws of Kennametal Inc.	Exhibit 3.3 of the Form 8-K filed January 26, 2012 is incorporated herein by reference

(10)	Material Contracts
(10.1)	Amendment No. 1, dated as of October 21, 2011, to the Third Amended and Restated Credit Agreement by and among Kennametal Inc., Kennametal Europe GmbH, Bank of America, N.A., Bank of America N.A., London Branch, PNC Bank, National Association, JPMorgan Chase Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citizens Bank of Pennsylvania, Mizuho Corporate Bank, Ltd., HSBC Bank USA, N.A., U.S. Bank National Association, Comerica Bank, Commerzbank AG, New York and Grand Cayman Branches, The Huntington National Bank, First Commonwealth Bank and Intesa Sanpaolo S.P.A	Exhibit 10.1 of the Form 8-K filed on October 27, 2011 is incorporated herein by reference

(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31.1)	Certification executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.
(31.2)	Certification executed by Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc., and Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(101)	XBRL
(101.INS)**	XBRL Instance Document	Filed herewith.
(101.SCH)**	XBRL Taxonomy Extension Schema Document	Filed herewith.
(101.CAL)** (101.DEF)**	XBRL Taxonomy Extension Calculation Linkbase Document XBRL Taxonomy Definition Linkbase	Filed herewith. Filed herewith.
(101.LAB)**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
(101.PRE)**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

**	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or part of a registration statement or prospects for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date: February 8, 2012	By:	/s/ Martha A. Bailey

Martha A. Bailey
Vice President Finance and Corporate Controller