Form 10-Q
period 2012-03-31
KENNAMETAL INC
filed 2012-05-09
CIK 55242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at April 30, 2012
Capital Stock, par value $1.25 per share	80,045,908

KENNAMETAL INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended		Nine Months Ended
	March 31,		March 31,

(in thousands, except per share amounts)	2012	2011	2012	2011

Sales	$696,411	$614,830	$1,997,030	$1,709,756
Cost of goods sold	449,965	384,849	1,267,638	1,091,010
Gross profit	246,446	229,981	729,392	618,746
Operating expense	138,904	138,322	419,459	395,447
Restructuring charges (Note 8)	-	1,046	-	7,697
Amortization of intangibles	4,250	2,836	10,982	8,696
Operating income	103,292	87,777	298,951	206,906
Interest expense	8,003	5,767	18,746	17,294
Other (income) expense, net	(486)	1,413	(1,169)	3,071
Income before income taxes	95,775	80,597	281,374	186,541
Provision for income taxes	19,538	15,394	57,093	41,092
Net income	76,237	65,203	224,281	145,449
Less: Net income attributable to noncontrolling interests	738	520	3,099	2,376
Net income attributable to Kennametal	$75,499	$64,683	$221,182	$143,073

PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREOWNERS

Basic earnings per share	$0.94	$0.79	$2.76	$1.74

Diluted earnings per share	$0.93	$0.77	$2.72	$1.72

Dividends per share	$0.14	$0.12	$0.40	$0.36

Basic weighted average shares outstanding	80,110	82,138	80,179	82,144

Diluted weighted average shares outstanding	81,535	83,495	81,434	83,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	000000000000	000000000000
	March 31,	June 30,
(in thousands, except per share data)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$125,549	$204,565
Accounts receivable, less allowance for doubtful accounts of $18,709 and $20,958	481,821	447,835
Inventories (Note 11)	630,870	519,973
Deferred income taxes	57,380	60,257
Other current assets	51,823	54,955
Total current assets	1,347,443	1,287,585
Property, plant and equipment:
Land and buildings	383,199	373,971
Machinery and equipment	1,408,431	1,396,306
Less accumulated depreciation	(1,051,971)	(1,073,215)
Property, plant and equipment, net	739,659	697,062
Other assets:
Investments in affiliated companies	752	829
Goodwill (Note 18)	731,348	511,328
Other intangible assets, less accumulated amortization of $85,700 and $78,712 (Note 18)	254,924	152,279
Deferred income taxes	33,683	29,876
Other	90,765	75,510
Total other assets	1,111,472	769,822
Total assets	$3,198,574	$2,754,469

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases (Note 12)	$333,745	$307,304
Notes payable to banks	667	3,659
Accounts payable	223,656	222,678
Accrued income taxes	47,677	38,098
Accrued expenses	94,143	102,576
Other current liabilities (Note 8)	154,321	167,206
Total current liabilities	854,209	841,521
Long-term debt and capital leases, less current maturities (Note 12)	306,459	1,919
Deferred income taxes	124,573	83,310
Accrued pension and postretirement benefits	128,536	134,919
Accrued income taxes	3,093	3,094
Other liabilities	36,005	31,065
Total liabilities	1,452,875	1,095,828
Commitments and contingencies
EQUITY (Note 16)
Kennametal Shareowners’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	-	-
Capital stock, $1.25 par value; 120,000 shares authorized; 80,027 and 81,129 shares issued	100,035	101,411
Additional paid-in capital	441,638	470,758
Retained earnings	1,172,222	983,374
Accumulated other comprehensive income	5,341	82,529
Total Kennametal Shareowners’ Equity	1,719,236	1,638,072
Noncontrolling interests	26,463	20,569
Total equity	1,745,699	1,658,641
Total liabilities and equity	$3,198,574	$2,754,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	0000000000	0000000000
Nine months ended March 31 (in thousands)	2012	2011
OPERATING ACTIVITIES
Net income	$224,281	$145,449
Adjustments for non-cash items:
Depreciation	63,163	60,165
Amortization	10,982	8,696
Stock-based compensation expense	17,108	15,727
Restructuring charges	-	2,609
Deferred income tax provision (benefit)	3,827	(2,878)
Other	(11,311)	4,637
Changes in certain assets and liabilities:
Accounts receivable	(1,478)	(71,692)
Inventories	(85,276)	(74,706)
Accounts payable and accrued liabilities	(56,969)	37,250
Accrued income taxes	2,307	4,378
Other	(2,398)	(4,610)
Net cash flow provided by operating activities	164,236	125,025
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(60,657)	(33,348)
Disposals of property, plant and equipment	4,397	8,063
Business acquisition, net of cash acquired (Note 5)	(382,562)	-
Purchase of technology license	(10,000)	-
Other	400	2,349
Net cash flow used for investing activities	(448,422)	(22,936)
FINANCING ACTIVITIES
Net decrease in notes payable	(2,708)	(13,844)
Net increase in short-term revolving and other lines of credit	29,200	-
Term debt borrowings	980,926	365,082
Term debt repayments	(683,573)	(366,653)
Purchase of capital stock	(66,786)	(26,457)
Settlement of interest rate swap agreement (Note 7)	(22,406)	-
Dividend reinvestment and the effect of employee benefit and stock plans	23,072	15,081
Cash dividends paid to shareowners	(32,334)	(29,873)
Other	(8,909)	(1,045)
Net cash flow provided by (used for) financing activities	216,482	(57,709)
Effect of exchange rate changes on cash and cash equivalents	(11,312)	21,683
CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(79,016)	66,063
Cash and cash equivalents, beginning of period	204,565	118,129
Cash and cash equivalents, end of period	$125,549	$184,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION

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

The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with our 2011 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2011 was derived from the audited balance sheet included in our 2011 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal adjustments. The results for the nine months ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2012 is to the fiscal year ending June 30, 2012. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its consolidated subsidiaries.

3.	NEW ACCOUNTING STANDARDS

Adopted

As of January 1, 2012, Kennametal adopted changes to fair value measurements and disclosure. Many of the amendments in this guidance represent clarifications to existing guidance or changes in the measurement guidance for determining fair value. The most significant change in disclosures is an expansion of the information required for Level 3 measurements. Disclosures will be required about the use of a nonfinancial asset measured or disclosed at fair value if its use differs from its highest and best use. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. The adoption of this guidance did not have an impact on our condensed consolidated financial statements.

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

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	0000000000	0000000000
Nine months ended March 31 (in thousands)	2012	2011
Cash paid during the period for:
Interest	$14,603	$14,684
Income taxes	44,715	40,741

Supplemental disclosure of non-cash information:
Contribution of capital stock to employees’ defined contribution benefit plans	-	948

5.	ACQUISITION

On March 1, 2012, the Company acquired all of the shares of Deloro Stellite Holdings 1 Limited (Stellite) pursuant to the terms of the Share Sale and Purchase Agreement dated January 13, 2012. The U.K.-based Stellite is a global manufacturer and provider of alloy-based critical wear solutions for extreme environments involving high temperature, corrosion and abrasion. Stellite employs approximately 1,300 people across seven primary operating facilities globally, including locations in the U.S., Canada, Germany, Italy, India and China. Stellite’s proprietary metal alloys, materials expertise, engineering design and fabrication capabilities complement Kennametal’s current business in the oil and gas, power generation, transportation and aerospace end markets. This acquisition is in alignment with Kennametal’s growth strategy and positions us to further achieve geographic and end market balance.

Kennametal acquired Stellite for a purchase price of approximately $383 million; net of cash acquired, and funded the acquisition through existing credit facilities and operating cash flows. As part of the acquisition of Stellite, Kennametal incurred for both the three and nine months ended March 31, 2012, $5.7 million of acquisition related costs, which are included in operating expense.

Purchase Price Allocation

This acquisition was accounted for under the acquisition method of accounting and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition. The Condensed Consolidated Balance Sheet as of March 31, 2012 reflects the preliminary allocation of the purchase price and is subject to revision when appraisals are finalized, which is expected to occur in the June quarter of 2012.

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The preliminary allocation of the total purchase price to the fair values of the assets acquired and liabilities assumed is as follows:

00000000000
(in thousands)	Total
ASSETS
Current assets:
Accounts receivable	$45,484
Inventories	49,618
Other current assets	4,007
Total current assets	99,109
Property and equipment	72,794
Goodwill	235,883
Other intangible assets	102,721
Deferred income taxes	2,478
Other	70
Total assets	$513,055

LIABILITIES
Current liabilities:
Short term debt and current maturities of long-term debt	$4,685
Accounts payable	43,534
Accrued income taxes	9,530
Other current liabilities	16,045
Total current liabilities	73,794
Long-term debt and capital leases	5,379
Deferred income taxes	46,109
Total liabilities	125,282
Noncontrolling interest	5,211
Net assets acquired	$382,562

In connection with this acquisition, we identified and valued certain intangible assets, including existing customer relationships, technologies and trademarks, as further discussed in Note 18. The goodwill recorded of $235.9 million is not deductible for tax purposes and is attributable to the operating synergies we expect to gain from the acquisition. These intangible assets are part of the Infrastructure segment.

Stellite realized net sales of $22.5 million and a net loss of $4.7 million during the month ended March 31, 2012 to the Company, including $5.7 million of acquisition related pre-tax costs.

Unaudited Pro Forma Financial Information

The following unaudited pro forma summary of operating results presents the consolidated results of operations as if the Stellite acquisition had occurred on July 1, 2010. These amounts were calculated after the conversion to U.S. GAAP, applying our accounting policies and adjusting Stellite’s results to reflect increased depreciation and amortization expense resulting from recording fixed assets and intangible assets at fair value and decreasing interest expense to reflect Kennametal’s more favorable borrowing rate, together with the related tax effects. The pro forma results for the three months ended March 31, 2012 excluded $5.7 million of acquisition related pre-tax costs. The pro forma results for the three and nine months ended March 31, 2011 includes $2.0 million and $8.9 million, respectively, of acquisition related expenses. The pro forma results have been presented for comparative purposes only and are not indicative of future results of operations or what would have occurred had the acquisition been made on July 1, 2010.

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unaudited pro forma summary of operating results of the Company, assuming the acquisition had occurred as of July 1, 2010 are as follows:

	000000000000	000000000000	000000000000	000000000000
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2012	2011	2012	2011
Pro forma (unaudited):
Net Sales	$733,518	$687,121	$2,170,532	$1,901,888
Net income attributable to Kennametal	$83,955	$68,819	$237,144	$145,028

Per share data attributable to Kennametal :
Basic earnings per share	$1.05	$0.84	$2.96	$1.77
Diluted earnings per share	$1.03	$0.82	$2.91	$1.74

6.	FAIR VALUE MEASUREMENTS

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

Level 3: Inputs that are unobservable.

As of March 31, 2012, the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

	000000000	000000000	000000000	000000000
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$-	$487	$-	$487
Total assets at fair value	$-	$487	$-	$487

Liabilities:
Derivatives (1)	$-	$58	$-	$58
Total liabilities at fair value	$-	$58	$-	$58

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2011, the fair value of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

	september300	september300	september300	september300
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$-	$896	$-	$896
Total assets at fair value	$-	$896	$-	$896

Liabilities:
Derivatives (1)	$-	$3,330	$-	$3,330
Total liabilities at fair value	$-	$3,330	$-	$3,330

(1)	Foreign currency derivative and interest rate swap contracts are valued based on observable market spot and forward rates and are classified within Level 2 of the fair value hierarchy.

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As part of our financial risk management program, we use certain derivative financial instruments. We do not enter into derivative transactions for speculative purposes and therefore hold no derivative instruments for trading purposes. We use derivative financial instruments to provide predictability to the effects of changes in foreign currency exchange rates on our consolidated results and to achieve our targeted mix of fixed and floating interest rates on outstanding debt. We account for derivative instruments as a hedge of the related asset, liability, firm commitment or anticipated transaction, when the derivative is specifically designated as a hedge of such items. Our objective in managing foreign exchange exposures with derivative instruments is to reduce volatility in cash flow, allowing us to focus more of our attention on business operations. With respect to interest rate management, these derivative instruments allow us to achieve our targeted fixed-to-floating interest rate mix as a separate decision from funding arrangements in the bank and public debt markets. We measure hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The ineffective portions are recorded in other (income) expense, net.

The fair value of derivatives designated in the condensed consolidated balance sheet are as follows:

	september30	september30
	March 31,	June 30,
(in thousands)	2012	2011
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$435	$87
Other current liabilities - range forward contracts	(4)	(159)
Other assets - forward starting interest rate swap contracts	-	772
Other liabilities - forward starting interest rate swap contracts	-	(3,169)
Total derivatives designated as hedging instruments	431	(2,469)
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	52	37
Other current liabilities - currency forward contracts	(54)	(2)
Total derivatives not designated as hedging instruments	(2)	35
Total derivatives	$429	$(2,434)

Certain currency forward contracts that hedge significant cross-border intercompany loans are considered as other derivatives and therefore do not qualify for hedge accounting. These contracts are recorded at fair value in the balance sheet, with the offset to other (income) expense, net. (Gains) losses related to derivatives not designated as hedging instruments have been recognized as follows:

	september3	september3	september3	september3
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2012	2011	2012	2011
Other (income) expense, net - currency forward contracts	$(747)	$56	$33	$(1,963)

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FAIR VALUE HEDGES

In February 2009, we terminated interest rate swap contracts to convert $200.0 million of our fixed rate debt to floating rate debt. These contracts were originally set to mature in June 2012. Upon termination, we received a cash payment of $13.2 million. This gain is being amortized as a component of interest expense over the remaining term of the related debt using the effective interest rate method. During the three and nine months ended March 31, 2012, $1.5 million and $4.4 million, respectively, were recognized as a reduction in interest expense. During the three and nine months ended March 31, 2011, $1.5 million and $4.4 million, respectively, were recognized as a reduction in interest expense.

CASH FLOW HEDGES

Currency forward contracts and range forward contracts (a transaction where both a put option is purchased and a call option is sold), designated as cash flow hedges, hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive income, net of tax, and are recognized as a component of other (income) expense, net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at March 31, 2012 and June 30, 2011, was $43.1 million and $37.6 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at March 31, 2012, we expect to recognize a gain of $0.3 million in the next 12 months on outstanding derivatives.

We enter into floating-to-fixed interest rate swap contracts, designated as cash flow hedges, from time to time to hedge our exposure to interest rate changes on a portion of our floating rate debt. These interest rate swap contracts convert a portion of our floating rate debt to fixed rate debt. We record the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to accumulated other comprehensive income, net of tax.

In February 2012, we settled forward starting interest rate swap contracts to convert $150.0 million of our floating rate debt to fixed rate debt. Upon settlement, we made a cash payment of $22.4 million. The loss is being amortized as a component of interest expense over the term of the related debt using the effective interest rate method. During the three and nine months ended March 31, 2012, $0.3 million was recognized as interest expense. As of June 30, 2011, we recorded a liability of $2.4 million on these contracts which was recorded as a decrease to other comprehensive income, net of tax.

Amounts related to cash flow hedges have been recognized as follows:

	september	september	september	september
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2012	2011	2012	2011
Gains (losses) recognized in other comprehensive income, net	$155	$(57)	$11,742	$(2,286)

Losses reclassified from accumulated other comprehensive income into other (income) expense, net	$11	$182	$177	$374

No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the three and nine months ended March 31, 2012 and 2011.

8.	RESTRUCTURING AND RELATED CHARGES

During fiscal year 2011, we completed our restructuring plans to reduce costs and improve operating efficiencies. These actions related to the rationalization of certain manufacturing and service facilities as well as other employment cost reduction programs. There were no restructuring and related charges for the nine months ended March 31, 2012.

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

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The restructuring accrual is recorded in other current liabilities in our condensed consolidated balance sheet and the amount attributable to each segment is as follows:

	september3	september3	september3	september3	september3	september3
(in thousands)	June 30, 2011	Expense	Asset Write-down	Cash Expenditures	Translation	March 31, 2012
Industrial
Severance	$7,811	$-	$-	$(6,136)	$(179)	$1,496
Facilities	525	-	-	(500)	(25)	-
Other	1,604	-	-	(790)	(102)	712
Total Industrial	9,940	-	-	(7,426)	(306)	2,208
Infrastructure
Severance	1,650	-	-	(1,573)	(77)	-
Facilities	269	-	-	(226)	(10)	33
Other	852	-	-	(339)	(44)	469
Total Infrastructure	2,771	-	-	(2,138)	(131)	502
Total	$12,711	$-	$-	$(9,564)	$(437)	$2,710

(in thousands)	June 30, 2010	Expense	Asset Write-down	Cash Expenditures	Translation	June 30, 2011
Industrial
Severance	$18,327	$4,363	$-	$(16,510)	$1,631	$7,811
Facilities	508	2,318	(1,857)	(444)	-	525
Other	403	2,031	-	(931)	101	1,604
Total Industrial	19,238	8,712	(1,857)	(17,885)	1,732	9,940
Infrastructure
Severance	7,637	2,484	-	(9,399)	928	1,650
Facilities	211	1,319	(1,057)	(204)	-	269
Other	168	1,156	-	(530)	58	852
Total Infrastructure	8,016	4,959	(1,057)	(10,133)	986	2,771
Total	$27,254	$13,671	$(2,914)	$(28,018)	$2,718	$12,711

9.	STOCK-BASED COMPENSATION

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

Stock Options

The assumptions used in our Black-Scholes valuation related to grants made during the nine months ended March 31, 2012 and 2011 were as follows:

	2012	2011
Risk-free interest rate	1.2%	1.4%
Expected life (years) (2)	4.5	4.5
Expected volatility (3)	47.5%	47.0%
Expected dividend yield	1.5%	2.0%

(2)   Expected life is derived from historical experience.

(3)   Expected volatility is based on the historical volatility of our common stock.

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in our stock options for the nine months ended March 31, 2012 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic value
	Options	Exercise Price	Life (years)	(in thousands)
Options outstanding, June 30, 2011	3,388,003	$26.50
Granted	354,618	38.95
Exercised	(730,000)	24.89
Lapsed and forfeited	(50,675)	30.22
Options outstanding, March 31, 2012	2,961,946	$28.32	6.0	$48,000

Options vested and expected to vest, March 31, 2012	2,895,598	$28.28	5.9	$47,056

Options exercisable, March 31, 2012	1,775,085	$27.76	4.8	$29,774

During the nine months ended March 31, 2012 and 2011, compensation expense related to stock options was $4.6 million and $4.2 million, respectively. As of March 31, 2012, the total unrecognized compensation cost related to options outstanding was $4.5 million and is expected to be recognized over a weighted average period of 2.0 years.

Weighted average fair value of options granted during the nine months ended March 31, 2012 and 2011 was $13.84 and $9.22, respectively. Fair value of options vested during the nine months ended March 31, 2012 and 2011 was $4.6 million and $4.4 million, respectively.

Tax benefits, relating to excess stock-based compensation deductions, are presented in the statement of cash flow as financing cash inflows. Tax benefits resulting from stock-based compensation deductions exceeded amounts reported for financial reporting purposes by $3.9 million and $2.4 million for the nine months ended March 31, 2012 and 2011, respectively.

The amount of cash received from the exercise of capital stock options during the nine months ended March 31, 2012 and 2011 was $17.9 million and $11.3 million, respectively. The related tax benefit for the nine months ended March 31, 2012 and 2011 was $4.0 million and $2.6 million, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2012 and 2011 was $13.2 million and $8.0 million, respectively.

Under the provisions of the 2010 Plan participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during the nine months ended March 31, 2012 and 2011 was $0.4 million and $0.6 million, respectively.

Restricted Stock Awards

Changes in our restricted stock awards for the nine months ended March 31, 2012 were as follows:

		Weighted
		Average Fair
	Shares	Value
Unvested restricted stock awards, June 30, 2011	89,315	$32.90
Vested	(64,412)	34.46
Forfeited	(582)	29.60
Unvested restricted stock awards, March 31, 2012	24,321	$28.85

During the nine months ended March 31, 2012 and 2011, compensation expense related to restricted stock awards was $0.8 million and $1.6 million, respectively. As of March 31, 2012, the total unrecognized compensation cost related to unvested restricted stock awards was $0.2 million and is expected to be recognized over a weighted average period of 0.4 years.

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Units – Time Vesting and Performance Vesting

Performance vesting restricted stock units (performance units) were granted to certain individuals. These performance units are earned pro rata each year if certain performance goals are met over a 3-year period, and are also subject to a service condition that requires the individual to be employed by the Company at the payment date after the 3-year performance period, with the exception of retirement eligible grantees, who upon retirement are entitled to receive payment for any units that have been earned, including a prorated portion in the partially completed fiscal year in which the retirement occurs.

Changes in our time vesting and performance vesting restricted stock units for the nine months ended March 31, 2012 were as follows:

	september30	september30	september30	september30
		Performance
	Performance	Vesting		Time Vesting
	Vesting	Weighted		Weighted
	Stock	Average Fair	Time Vesting	Average Fair
	Units	Value	Stock Units	Value
Unvested performance vesting and time vesting restricted stock units, June 30, 2011	116,368	$26.89	906,082	$25.81
Granted	129,977	38.95	335,327	38.95
Vested	-	-	(239,824)	25.89
Forfeited	-	-	(38,511)	31.12
Unvested performance vesting and time vesting restricted stock units, March 31, 2012	246,345	$31.27	963,074	$30.16

During the nine months ended March 31, 2012 and 2011, compensation expense related to time vesting and performance vesting restricted stock units was $11.6 million and $8.6 million, respectively. As of March 31, 2012, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $17.7 million and is expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock Units – STEP

On November 26, 2007, the Company adopted a one-time, long-term equity program, the Kennametal Inc. 2008 Strategic Transformational Equity Program, under the 2002 Plan (STEP). The STEP was designed to compensate participating executives for achievement of certain performance conditions during the period which began on October 1, 2007 and ended on September 30, 2011. Each participant was awarded a maximum number of restricted stock units, each representing a contingent right to receive one share of capital stock of the Company to the extent the unit was earned during the performance period and would have become payable under the STEP. The performance conditions were based on the Company’s total shareholder return (TSR) which governed 35 percent of the awarded restricted stock units, and cumulative adjusted earnings per share (EPS), which governed 65 percent of the awarded restricted stock units. The performance period for the STEP ended on September 30, 2011 and the minimum threshold levels of performance were not achieved. Therefore, all outstanding restricted stock units were forfeited by participating executives. As of March 31, 2012, no restricted stock units had been earned or paid under the STEP. There were no voting rights or dividends associated with restricted stock units under the STEP.

Changes to the EPS performance-based portion of the STEP restricted stock units for the nine months ended March 31, 2012 were as follows:

		Weighted
	Stock	Average Fair
	Units	Value
Unvested EPS performance-based restricted stock units, June 30, 2011	431,789	$35.23
Forfeited	(431,789)	35.23
Unvested EPS performance-based restricted stock units, March 31, 2012	-	$-

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes to the TSR performance-based portion of the STEP restricted stock units for the nine months ended March 31, 2012 were as follows:

	septmeber	septmeber
		Weighted
	Stock	Average Fair
	Units	Value
Unvested TSR performance-based restricted stock units, June 30, 2011	232,497	$8.21
Forfeited	(232,497)	8.21
Unvested TSR performance-based restricted stock units, March 31, 2012	-	$-

During the nine months ended March 31, 2012 and 2011, compensation expense related to STEP restricted stock units was $0.2 million and $0.3 million, respectively.

10.	BENEFIT PLANS

We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to some U.S. employees.

The table below summarizes the components of net periodic pension cost:

	september	september	september	september
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2012	2011	2012	2011
Service cost	$1,728	$1,927	$5,178	$5,748
Interest cost	10,402	10,319	31,113	30,776
Expected return on plan assets	(12,752)	(12,074)	(38,168)	(36,146)
Amortization of transition obligation	16	13	48	39
Amortization of prior service credit	(46)	(70)	(139)	(211)
Settlement loss	268	277	787	810
Recognition of actuarial losses	2,066	3,076	6,190	9,208
Net periodic pension cost	$1,682	$3,468	$5,009	$10,224

The table below summarizes the components of the net periodic other postretirement benefit cost:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2012	2011	2012	2011
Service cost	$19	$19	$56	$57
Interest cost	257	259	772	777
Amortization of prior service cost	(22)	-	(67)	-
Recognition of actuarial gains	(14)	(47)	(42)	(142)
Net periodic other postretirement benefit cost	$240	$231	$719	$692

11.	INVENTORIES

We used the last-in, first-out (LIFO) method of valuing inventories for approximately 49 percent and 50 percent of total inventories at March 31, 2012 and June 30, 2011, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inventories consisted of the following:

	0000000000	0000000000
(in thousands)	March 31, 2012	June 30, 2011
Finished goods	$349,671	$303,716
Work in process and powder blends	256,215	202,940
Raw materials	147,590	109,683
Inventories at current cost	753,476	616,339
Less: LIFO valuation	(122,606)	(96,366)
Total inventories	$630,870	$519,973

12.	LONG-TERM DEBT AND CAPITAL LEASES

On February 14, 2012, we issued $300 million of 3.875 percent Senior Unsecured Notes due in 2022. Interest will be paid semi-annually on February 15 and August 15 of each year. We settled forward starting interest rate swap contracts related to the bond issuance as further discussed in Note 7. We intend to apply the net proceeds from this notes offering to the repayment of our outstanding 7.20 percent Senior Unsecured Notes at their June 15, 2012 maturity. Pending such use, proceeds will be utilized to repay outstanding indebtedness under our credit facility and for general corporate purposes.

The 7.20 percent 10 year Senior Unsecured Notes issued in June 2002 with an aggregate face amount of $300 million were reclassified to current maturities of long-term debt as of June 30, 2011.

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

The 2011 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with these financial covenants as of March 31, 2012. We had $29.2 million of borrowings outstanding under the 2011 Credit Agreement as of March 31, 2012. We had no borrowings outstanding under the 2010 Credit Agreement as of June 30, 2011.

Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries.

Fixed rate debt had a fair market value of $604.6 million and $315.8 million at March 31, 2012 and June 30, 2011, respectively. The fair value is determined based on the quoted market price of this debt as of March 31, 2012 and June 30, 2011, respectively.

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

Other Environmental Matters We establish and maintain reserves for other potential environmental costs, which amounted to $4.3 million and $5.4 million as of March 31, 2012 and June 30, 2011, respectively. This accrual represents anticipated costs associated with the remediation of these issues. For the nine months ended March 31, 2012 we recorded favorable foreign currency translation adjustments of $0.4 million, an adjustment of $0.4 million and cash payments of $0.3 million against the reserve.

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

The effective income tax rate for the three months ended March 31, 2012 and 2011 was 20.4 percent and 19.1 percent, respectively. The current year rate was unfavorably impacted by non-deductible acquisition related costs. These drivers were partially offset by favorable adjustments to certain tax reserves and the impact of stronger earnings in our pan European business model.

The effective income tax rate for the nine months ended March 31, 2012 and 2011 was 20.3 percent and 22.0 percent, respectively. The current year rate was favorably impacted by a $5.6 million reduction of a valuation allowance in the Netherlands, as well as the favorable impact of stronger operating results under our pan-European business strategy.

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

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options, unvested restricted stock awards and unvested restricted stock units by 1.4 million shares for both the three months ended March 31, 2012 and 2011, respectively, and 1.3 million shares and 1.0 million shares for the nine months ended March 31, 2012 and 2011, respectively. Unexercised capital stock options, restricted stock units and restricted stock awards of 0.2 million shares for the three months ended March 31, 2012 and for the nine months ended March 31, 2012 and 2011 of 0.4 million and 0.7 million shares, respectively, were not included in the computation of diluted earnings per share because the inclusion would have been anti-dilutive. For the three months ended March 31, 2011 anti-dilutive shares were immaterial.

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.	EQUITY

A summary of the changes in the carrying amounts of total equity, Kennametal shareowners’ equity and equity attributable to noncontrolling interests as of March 31, 2012 and 2011 is as follows:

	Kennametal Shareowners’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non- controlling interests	Total equity
Balance as of June 30, 2011	$101,411	$470,758	$983,374	$82,529	$20,569	$1,658,641
Net income	-	-	221,182	-	3,099	224,281
Other comprehensive loss	-	-	-	(77,188)	(2,249)	(79,437)
Dividend reinvestment	8	195	-	-	-	203
Capital stock issued under employee benefit and stock plans	1,124	34,963	-	-	-	36,087
Purchase of capital stock	(2,508)	(64,278)	-	-	-	(66,786)
Cash dividends paid	-	-	(32,334)	-	(167)	(32,501)
Noncontrolling interest acquisition	-	-	-	-	5,211	5,211
Total equity, March 31, 2012	$100,035	$441,638	$1,172,222	$5,341	$26,463	$1,745,699

	Kennametal Shareowners’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Non- controlling interests	Total equity
Balance as of June 30, 2010	$102,379	$492,454	$793,448	$(72,781)	$17,943	$1,333,443
Net income	-	-	143,073	-	2,376	145,449
Other comprehensive income	-	-	-	108,896	2,030	110,926
Dividend reinvestment	9	225	-	-	-	234
Capital stock issued under employee benefit and stock plans	762	28,035	-	-	-	28,797
Purchase of capital stock	(883)	(25,574)	-	-	-	(26,457)
Cash dividends paid	-	-	(29,873)	-	(132)	(30,005)
Total equity, March 31, 2011	$102,267	$495,140	$906,648	$36,115	$22,217	$1,562,387

The amounts of comprehensive income attributable to Kennametal shareowners and noncontrolling interests are disclosed in Note 17.

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.	COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2012	2011	2012	2011
Net income	$76,237	$65,203	$224,281	$145,449
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges, net of income tax (benefit) expense of ($0.0) million, $0.1 million, ($7.3) million and $1.4 million, respectively	(57)	98	(11,591)	2,285
Reclassification of unrealized (gain) loss on expired derivatives designated and qualified as cash flow hedges, net of income tax expense (benefit) of $0.1 million, ($0.1) million, ($0.0) million and ($0.2) million, respectively	(88)	142	35	365
Unrecognized net pension and other postretirement benefit (loss) gain, net of income tax (benefit) expense of ($0.2) million, ($0.3) million, $0.2 million and ($0.8) million, respectively	(672)	(1,294)	393	(2,916)
Reclassification of net pension and other postretirement benefit loss, net of income tax benefit of $0.7 million, $1.0 million, $2.2 million and $2.9 million, respectively	1,291	1,868	3,864	5,588
Foreign currency translation adjustments, net of income tax expense (benefit) of $17.2 million, $29.0 million, ($42.8) million and $ 11.3 million, respectively	28,603	38,646	(72,138)	105,604
Total comprehensive income	105,314	104,663	144,844	256,375
Comprehensive income attributable to noncontrolling interests	1,323	1,258	850	4,406
Comprehensive income attributable to Kennametal Shareowners	$103,991	$103,405	$143,994	$251,969

18.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Industrial	Infrastructure	Total
Goodwill	$411,945	$250,225	$662,170
Accumulated impairment losses	(150,842)	-	(150,842)
Balance as of June 30, 2011	$261,103	$250,225	$511,328

Acquisition	$-	$235,883	$235,883
Translation	(10,679)	(5,184)	(15,863)
Change in goodwill	(10,679)	230,699	220,020
Goodwill	401,266	480,924	882,190
Accumulated impairment losses	(150,842)	-	(150,842)
Balance as of March 31, 2012	$250,424	$480,924	$731,348

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of our other intangible assets were as follows:

	Estimated	March 31, 2012		June 30, 2011
(in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract-based	4 to 15	$21,089	$(5,659)	$6,349	$(5,380)
Technology-based and other	4 to 15	38,405	(24,693)	39,743	(25,442)
Customer-related	10 to 20	182,527	(41,867)	113,977	(38,275)
Unpatented technology	15 to 30	47,529	(6,319)	19,540	(4,740)
Trademarks	5 to 20	14,236	(7,162)	10,902	(4,875)
Trademarks	Indefinite	36,838	-	40,480	-
Total		$340,624	$(85,700)	$230,991	$(78,712)

As of March 1, 2012 we acquired Stellite in our Infrastructure segment. As a result we increased goodwill by $235.9 million and other intangible assets by $102.7 million based on preliminary purchase price allocations. These allocations are subject to revision based upon the finalization of the valuation of net assets expected to be completed in the fourth quarter of 2012. We recorded customer-related intangible assets of $72.7 million with an estimated useful life of 20 years, technology-based intangible assets of $28.3 million with an estimated useful life of 15 - 17 years and trademarks of $1.7 million with an estimated useful life of 5 years. These intangible assets will be amortized using the straight-line method over their respective estimated useful lives.

During the nine months ended March 31, 2012, we entered into a technology license agreement in our Infrastructure segment. This resulted in a $15.0 million increase of contract-based intangible assets. The technology license agreement will be amortized using the straight-line method over an estimated useful life of 10 years.

During the nine months ended March 31, 2012, we recorded amortization expense of $11.0 million related to our other intangible assets and unfavorable foreign currency translation adjustments of $4.1 million.

19.	SEGMENT DATA

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

The Infrastructure segment, which includes the Stellite acquisition, serves customers that operate in the earthworks and energy end markets. These customers support primary industries such as oil and gas, power generation, underground mining, surface and hard rock mining, highway construction and road maintenance. Generally, our Infrastructure segment customers are served through a customer intimacy model that allows us to offer full system solutions by gaining an in-depth understanding of our customers’ engineering needs. Our product offering promotes value by bringing enhanced performance and productivity to our customers’ processes and systems.

Corporate expenses related to executive retirement plans, the Company’s Board of Directors and strategic initiatives, as well as certain other costs, are reported as Corporate.

KENNAMETAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our external sales and operating income by segment are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2012	2011	2012	2011
External sales:
Industrial	$418,554	$391,763	$1,246,261	$1,091,560
Infrastructure	277,857	223,067	750,769	618,196
Total external sales	$696,411	$614,830	$1,997,030	$1,709,756

Operating income:
Industrial	$71,195	$54,145	$206,778	$132,410
Infrastructure	34,060	35,639	99,927	83,708
Corporate	(1,963)	(2,007)	(7,754)	(9,212)
Total operating income	$103,292	$87,777	$298,951	$206,906

Interest expense	$8,003	$5,767	$18,746	$17,294
Other (income) expense, net	(486)	1,413	(1,169)	3,071
Income before income taxes	$95,775	$80,597	$281,374	$186,541

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

On March 1, 2012, we acquired all of the shares of Deloro Stellite Holdings 1 Limited (Stellite) pursuant to the terms of the Share Sale and Purchase Agreement dated January 13, 2012. The UK-based Stellite is a global manufacturer and provider of alloy-based critical wear solutions for extreme environments involving high temperature, corrosion and abrasion. Stellite employs approximately 1,300 people across seven primary operating facilities globally, including locations in the U.S., Canada, Germany, Italy, India and China. Stellite’s proprietary metal alloys, materials expertise, engineering design and fabrication capabilities complement Kennametal’s current business in the oil and gas, power generation, transportation and aerospace end markets. This acquisition is in alignment with our growth strategy and positions us to further achieve geographic and end market balance.

We acquired Stellite for a purchase price of approximately $383 million and funded the acquisition through existing credit facilities and operating cash flows, and remain committed to maintaining our investment grade ratings. The transaction is expected to be accretive to earnings in the fiscal year ending June 30, 2013.

We experienced strong growth for the March quarter across both business segments and all regions. Our sales of $696.4 million for the quarter ended March 31, 2012 grew 13 percent compared to sales for the March quarter one year ago. Sales growth was primarily due to organic growth which includes both volume and price and the impact of the Stellite acquisition.

We consumed higher cost raw materials in the quarter, while price levels remained unchanged. We had previously executed appropriate pricing actions and have continued to maintain our cost discipline during the quarter. We continue to monitor changes in raw material costs to ensure appropriate pricing.

Operating income was $103.3 million, an increase of $15.5 million compared to operating income of $87.8 million in the prior year quarter. The increase in operating income was driven by higher sales volume and price, partially offset by higher raw material costs and acquisition related charges.

We delivered a record March quarter earnings per diluted share of $0.93.

We had cash inflow from operating activities of $164.2 million during the nine months ended March 31, 2012, driven by our operating performance. Capital expenditures were $60.7 million during the nine months ended March 31, 2012.

In addition, we invested further in technology and innovation to continue delivering a high level of new products to our customers. Research and development expenses included in operating expense totaled $9.1 million for the three months ended March 31, 2012.

The following narrative provides further discussion and analysis of our results of operations, liquidity and capital resources, as well as other pertinent matters.

RESULTS OF CONTINUING OPERATIONS

SALES

Sales for the three months ended March 31, 2012 were $696.4 million, an increase of $81.6 million, or 13 percent, from $614.8 million in the prior year quarter. Sales increased due to organic growth of 8 percent and the impacts of acquisition of 4 percent and more business days of 3 percent, partially offset by an unfavorable impact from foreign currency. The improvement in sales was driven by better performance in both business segments and across all regions. Organic sales growth drivers were aerospace and defense of 14 percent, earthworks market of 12 percent, energy markets of 12 percent, general engineering of 7 percent while the transportation end market sales remained at a relatively similar level as the prior year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Sales for the nine months ended March 31, 2012 were $1,997.0 million, an increase of $287.2 million or 17 percent, from $1,709.8 million in the prior year quarter. Sales increased due to organic growth of 13 percent, the impact of more business days of 2 percent and a slightly favorable impact due to both acquisition and foreign currency effects. The improvement in sales was driven by better performance in both business segments and across all regions. Organic sales growth drivers were energy markets of 18 percent, earthworks market of 14 percent, general engineering of 13 percent, aerospace and defense of 13 percent and transportation of 7 percent.

GROSS PROFIT

Gross profit for the three months ended March 31, 2012 was $246.4 million, an increase of $16.4 million from $230.0 million in the prior year quarter. This increase was primarily due to an organic sales increase of $52 million, partially offset by higher raw material costs. The gross profit margin for the three months ended March 31, 2012 was 35.4 percent, as compared to 37.4 percent generated in the prior year quarter.

Gross profit for the nine months ended March 31, 2012 was $729.4 million, an increase of $110.7 million from $618.7 million in the prior year quarter. This increase was primarily due to an organic sales increase of $226.2 million, partially offset by higher raw material costs. The gross profit margin for the nine months ended March 31, 2012 was 36.5 percent, as compared to 36.2 percent generated in the prior year quarter.

OPERATING EXPENSE

Operating expense for the three months ended March 31, 2012 increased $0.6 million or less than 1 percent to $138.9 million compared to $138.3 million in the prior year quarter. The increase is primarily due to acquisition related costs of $5.7 million and Stellite operating expenditures of $2.5 million, partially offset by lower professional fees of $3.4 million, a decrease in restructuring and related charges of $2.5 million and favorable currency effects of $1.8 million.

Operating expense for the nine months ended March 31, 2012 increased $24.1 million or 6.1 percent to $419.5 million compared to $395.4 million in the prior year quarter. The increase is primarily due to an increase in employment costs of $13.5 million, including higher sales compensation of $8.1 million due to better operating performance, acquisition related costs of $5.7 million, Stellite operating expenditures of $2.5 million and an unfavorable impact of foreign currency effects of $6.9 million, partially offset by a decrease in restructuring and related charges of $3.2 million.

RESTRUCTURING CHARGES

During fiscal year 2011, we completed our restructuring plans to reduce costs and improve operating efficiencies. These actions related to the rationalization of certain manufacturing and service facilities as well as other employment cost reduction programs. As the restructuring programs were completed in fiscal 2011, there were no restructuring and related charges for the three and nine months ended March 31, 2012. The Company’s restructuring programs are delivering annual ongoing pre-tax savings of approximately $170 million now that all programs are fully implemented.

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

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2012 of $8.0 million increased $2.2 million or 38.8 percent, from $5.8 million in the prior year quarter due to increased borrowings. Interest expense for the nine months ended March 31, 2012 of $18.7 million increased $1.4 million or 8.4 percent, from $17.3 million in the prior year quarter due to increased borrowings

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

OTHER (INCOME) EXPENSE, NET

Other income, net for the three months ended March 31, 2012 was $0.5 million compared to other expense, net of $1.4 million for the prior year quarter. The increase was primarily driven by favorable foreign currency transaction results of $1.5 million.

Other income, net for the nine months ended March 31, 2012 was $1.2 million compared to other expense, net of $3.1 million for the prior year quarter. The increase was primarily driven by favorable foreign currency transaction results of $3.9 million.

INCOME TAXES

The effective income tax rate for the three months ended March 31, 2012 and 2011 was 20.4 percent and 19.1 percent, respectively. The current year rate was unfavorably impacted by non-deductible acquisition related costs. These drivers were partially offset by favorable adjustments to certain tax reserves and the impact of stronger earnings in our pan European business model.

The effective income tax rate for the nine months ended March 31, 2012 and 2011 was 20.3 percent and 22.0 percent, respectively. The current year rate was favorably impacted by a $5.6 million reduction of a valuation allowance in the Netherlands as well as the favorable impact of stronger operating results under our pan-European business strategy.

During the quarter, we implemented a strategy that would provide incremental taxable income in the Netherlands. Based on this assessment, we believe that it is more likely than not that we will be able to realize an additional portion of the net deferred tax assets in this jurisdiction. With respect to the other jurisdictions, we will continue to monitor our ability to realize the net deferred tax assets in these jurisdictions, and if appropriate, will adjust the valuation allowance. Such an adjustment may result in a material reduction to tax expense in the period the adjustment occurs.

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

INDUSTRIAL

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2012	2011	2012	2011
External sales	$418,554	$391,763	$1,246,261	$1,091,560
Operating income	71,195	54,145	206,778	132,410

For the three months ended March 31, 2012, Industrial external sales increased by 6.8 percent driven by organic sales growth of 5 percent and the impact of more business days of 4 percent, partially offset by unfavorable foreign currency effects. On an organic basis, sales growth was led by aerospace and defense growth of 14 percent and general engineering growth of 7 percent, while transportation end market sales remained at a relatively similar level as the prior year. The aerospace and defense end markets’ growth is due to the significant increase in commercial aircraft production. Growth in the general engineering end markets is attributable to new orders for industrial machinery as manufacturers have increased their capital spending, as well as increased metalworking machinery production driven by a modest reacceleration of the global economy. On a regional basis, organic sales increased by approximately 12 percent in the Americas, 11 percent in Europe and were relatively flat in Asia due to strong comparisons to the prior year. The increase in the Americas and Europe was driven by growth in the general engineering end markets. For comparison purposes, organic sales increased by approximately 32 percent in Asia, 29 percent in Europe and 23 percent in the Americas during the three months ended March 31, 2011.

For the three months ended March 31, 2012, Industrial operating income increased $17.1 million. The primary drivers of the increase in operating income were higher organic sales of $21.3 million, partially offset by an increase in raw material costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

For the nine months ended March 31, 2012, Industrial external sales increased by 14.2 percent, driven by organic sales growth of 12 percent, favorable foreign currency effects and the impact of more business days. On an organic basis, sales increased in all served market sectors led by strong growth in general engineering of 13 percent, aerospace and defense of 13 percent and transportation of 7 percent. Growth in the general engineering end markets is attributable to new orders for industrial machinery as manufacturers have increased their capital spending as well as increased metalworking machinery production driven by a reaccelerating economy. The aerospace and defense end markets’ growth is due to a significant increase in commercial aircraft production and the growth in the transportation end markets was due to an overall increase in global vehicles sales and production. On a regional basis, organic sales increased by approximately 15 percent in Europe, 15 percent in the Americas and 2 percent in Asia. The increase in the Americas and Europe was driven by growth in the general engineering end markets, and the growth in Asia was driven by the transportation end markets.

For the nine months ended March 31, 2012, Industrial operating income increased $74.4 million. The primary drivers of the increase in operating income were organic sales growth of $126.3 million, partially offset by higher raw material costs.

INFRASTRUCTURE

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2012	2011	2012	2011
External sales	$277,857	$223,067	$750,769	$618,196
Operating income	34,060	35,639	99,927	83,708

For the three months ended March 31, 2012, Infrastructure external sales increased by 24.6 percent, driven by organic sales growth of 13 percent, 10 percent growth from acquisition and business days also favorably impacted sales by 3 percent, partially offset by unfavorable foreign currency effects. The organic increase was driven by higher sales in the energy and earthworks markets of 12 percent each. Energy related product sales increased due to increased drilling activity. Sales in the earthworks end markets increased due to an increase in construction machinery production. On a regional basis, organic sales increased by approximately 24 percent in Asia, 16 percent in Europe and 13 percent in the Americas. The increase in Asia and the Americas was driven by the performance in the earthworks markets, while the European increase was more evenly split between both the earthworks and energy markets. For comparison purposes, organic sales increased by approximately 20 percent in the Americas, 15 percent in Asia and 11 percent in Europe during the three months ended March 31, 2011.

For the three months ended March 31, 2012, Infrastructure operating income decreased $1.6 million. Operating income included $5.7 million of acquisition related costs. Operating income benefited from higher organic sales of $28.8 million, partially offset in part by an increase in raw material costs and $5.7 million of acquisition related costs.

For the nine months ended March 31, 2012, Infrastructure external sales increased by 21.4 percent, driven by organic sales growth of 16 percent, 4 percent growth from acquisition and favorable foreign currency effects. The organic increase was driven by higher sales in the energy and earthworks markets of 18 percent and 14 percent, respectively. Energy related product sales increased due to higher U.S. and international rig counts, as well as increased shale production and increased natural gas inventories. Sales in the earthworks end markets increased due to mining capacity expansion and the increase in construction machinery production. On a regional basis, organic sales increased by approximately 25 percent in Asia, 15 percent in the Americas and 13 percent in Europe. The increase in Asia and the Americas was driven by the performance in the earthworks markets, while the European increase was more evenly split between both the earthworks and energy markets.

For the nine months ended March 31, 2012, Infrastructure operating income increased $16.2 million. Operating income grew primarily due to higher organic sales of $99.8 million, partially offset by increase in raw material costs.

CORPORATE

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2012		2011		2012		2011
Corporate unallocated expense		$(1,963)		$(2,007)		$(7,754)		$(9,212)

For the three months ended March 31, 2012, unallocated expense remained relatively flat.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

For the nine months ended March 31, 2012, unallocated expense decreased $1.5 million to $7.8 million. The decrease was primarily due to lower strategic project spending of $4.7 million, offset by an increase in professional fees of $1.0 million and the timing of certain other charges.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations is our primary source of funding for capital expenditures and internal growth.

On October 21, 2011, we entered into an amendment to our five year, multi-currency, revolving credit facility (2010 Credit Agreement), which is used to augment cash flow from operations and as an additional source of funds. The five-year, multi-currency, revolving credit facility (2011 Credit Agreement) extends to October 2016. The 2011 Credit Agreement permits revolving credit loans of up to $600.0 million for working capital, capital expenditures and general corporate purposes. The 2011 Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2011 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us.

The 2011 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with these financial covenants as of March 31, 2012. We had $29.2 million of borrowings outstanding under the 2011 Credit Agreement as of March 31, 2012. For the nine months ended March 31, 2012 average borrowings outstanding under the 2010 and 2011 Credit Agreements were approximately $117.1 million.

Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries.

On February 14, 2012, we issued $300 million of 3.875 percent Senior Unsecured Notes due in 2022. Interest will be paid semi-annually on February 15 and August 15 of each year. We intend to apply the net proceeds from this notes offering to the repayment of our outstanding 7.20 percent Senior Unsecured Notes at their June 15, 2012 maturity. Pending such use, proceeds will be utilized to repay outstanding indebtedness under our credit facility and for general corporate purposes.

Our 7.20 percent 10 year Senior Unsecured Notes issued in June 2002 with an aggregate face amount of $300 million were reclassified to current maturities of long-term debt as of June 30, 2011.

We consider the unremitted earnings of our non-U.S. subsidiaries that have not previously been taxed in the U.S., to be permanently reinvested. As of March 31, 2012, cash and cash equivalents of $125 million and short term intercompany advances made by our foreign subsidiaries to our United States parent of $216 million would not be available for use in the United States on a long term basis, without incurring U.S. federal and state income tax consequences. These short term intercompany advances are in the form of intercompany loans made over quarter end to repay borrowings under our revolving credit agreement and have duration of not more than fourteen days. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

At March 31, 2012, cash and cash equivalents were $125.5 million, total debt, including notes payable and capital lease obligations, was $640.9 million and total Kennametal shareowners’ equity was $1,719.2 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.

On March 1, 2012 we acquired Stellite from Duke Street Capital for $382.6 million. We funded the acquisition through existing facilities and operating cash flow, and remain committed to maintaining our investment grade ratings.

There have been no other material changes in our contractual obligations and commitments since June 30, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flow Provided by Operating Activities

During the nine months ended March 31, 2012, cash flow provided by operating activities was $164.2 million, compared to $125.0 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $308.1 million, partially offset by changes in certain assets and liabilities netting to $143.9 million. Contributing to the changes in certain assets and liabilities was an increase in inventory of $85.3 million driven by higher inventory levels to meet higher demand, a decrease in accounts payable and accrued liabilities of $57.0 million primarily driven by accounts payable payments of $35.1 million and payment of $27.0 million of incentive compensation, a decrease in other of $2.4 million and an increase in accounts receivable of $1.5 million, offset by an increase in accrued income taxes of $2.3 million.

During the nine months ended March 31, 2011, cash flow provided by operating activities consisted of net income and non-cash items amounting to an inflow of $234.4 million, partially offset by changes in certain assets and liabilities netting to $109.4 million. Contributing to the changes in certain assets and liabilities was an increase in inventory of $74.7 million driven by an increase in production to meet higher demand and an increase in accounts receivable of $71.7 million due to higher sales volumes, partially offset by an increase in accounts payable and accrued liabilities of $37.3 million.

Cash Flow Used for Investing Activities

Cash flow used for investing activities was $448.4 million for the nine months ended March 31, 2012, compared to $22.9 million in the prior year period. During the current year period, cash flow used for investing activities included the acquisition of Stellite for $382.6 million and capital expenditures, net of $56.3 million, which consisted primarily of equipment upgrades and $10.0 million for the purchase of a technology license intangible in our Infrastructure segment.

During the nine months ended March 31, 2011, cash flow used for investing activities included capital expenditures, net of $25.3 million, which consisted primarily of an Enterprise Resource Planning system and equipment upgrades.

Cash Flow Provided by (Used for) Financing Activities

Cash flow provided by financing activities was $216.5 million for the nine months ended March 31, 2012 compared to cash flow used for financing activities of $57.7 million in the prior year period. During the current year period, cash flow provided by financing activities included $323.8 million net increase in borrowings, which included the issuance of $300 million of 3.875 percent Senior Unsecured Notes due in 2022 and $29.2 million of borrowings outstanding on our revolving credit facility, and $23.1 million of dividend reinvestment and the effect of employee benefit and stock plans. These cash flows were partially offset by $66.8 million used for the purchase of capital stock, $32.3 million of cash dividends paid to shareowners and $22.4 million payment related to the settlement of forward starting interest rate swap contracts.

During the nine months ended March 31, 2011, cash flow used for financing activities included $29.9 million of cash dividends paid to shareowners, $26.5 million used for the purchase of capital stock and $15.4 million net decrease in borrowings, partially offset by $15.1 million of dividend reinvestment and the effect of employee benefit and stock plans.

FINANCIAL CONDITION

Working capital was $493.2 million at March 31, 2012, an increase of $47.1 million from $446.1 million at June 30, 2011. The increase in working capital was driven primarily by an increase in inventories of $110.9 million due to higher business activity, an increase in accounts receivable of $34.0 million, a decrease in other current liabilities of $12.9 million driven primarily by the payout of incentive compensation and a decrease in accrued expenses of $8.4 million due to the timing of payments, partially offset by a decrease in cash and cash equivalents of $79.0 million driven primarily by the acquisition of Stellite and purchase of capital stock, partially offset by net increase in borrowings due to the issuance of $300 million of 3.875 percent Senior Unsecured Notes, an increase in current maturities of long-term debt and capital leases of $26.4 million, primarily due to the $29.2 million outstanding on the revolving credit facility, an increase in accrued income taxes of $9.6 million and a decrease in other current assets of $3.1 million. Foreign currency effects and the impact of the Stellite acquisition accounted for $39.6 million and $45.8 million of the working capital change, respectively.

Property, plant and equipment, net increased $42.6 million from $697.1 million at June 30, 2011 to $739.7 million at March 31, 2012, primarily due to the Stellite acquisition of $72.8 million and capital additions of $60.7 million, partially offset by depreciation expense of $63.2 million, unfavorable foreign currency impact of $20.7 million and capital disposals of $4.4 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

At March 31, 2012, other assets were $1,111.5 million, an increase of $341.7 million from $769.8 million at June 30, 2011. The driver for the increase was an increase in goodwill of $220.0 million, an increase in other intangible assets of $102.6 million, an increase in other assets of $15.3 million and an increase in deferred income taxes of $3.8 million. The change in goodwill was primarily due to an increase of $235.9 million related to the acquisition of Stellite and unfavorable foreign currency effects of $15.9 million. The change in other intangible assets was due to an increase of $102.7 million related to the to the intangibles acquired as part of the of Stellite acquisition, technology license intangible asset acquisition in our Infrastructure segment for $15.0 million, offset by amortization expense of $11.0 million and unfavorable foreign currency translation adjustments of $4.1 million. The increase in other assets was primarily due to increase in pension assets due to higher return on plan assets, higher deferred financing fees related to the issuance of $300 million of 3.875 percent Senior Unsecured Notes due in 2022 and higher prepaid charges.

Kennametal shareowners’ equity was $1,719.2 million at March 31, 2012, an increase of $81.1 million from $1,638.1 million at June 30, 2011. The increase was primarily due to net income attributable to Kennametal of $221.2 million and capital stock issued under employee benefit and stock plans of $36.1 million, partially offset by foreign currency translation adjustments of $72.1 million, purchase of capital stock of $66.8 million and cash dividends paid to shareowners of $32.3 million.

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

Other Environmental Matters We establish and maintain reserves for other potential environmental costs, which amounted to $4.3 million and $5.4 million as of March 31, 2012 and June 30, 2011, respectively. This accrual represents anticipated costs associated with the remediation of these issues. For the nine months ended March 31, 2012 we recorded favorable foreign currency translation adjustments of $0.4 million, an adjustment of $0.4 million and cash payments of $0.3 million against the reserve.

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

ITEM 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, the Company completed the acquisition of Stellite on March 1, 2012. Stellite represents approximately 16 percent of the Company’s total assets as of March 31, 2012. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012 excluded an assessment of the internal control over financial reporting of Stellite.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2012	18,798	$39.14	-	4,505,100
February 1 through February 29, 2012	1,410	47.36	-	4,505,100
March 1 through March 31, 2012	607	46.86	-	4,505,100
Total	20,815	$39.93	-

(1)

During the current period, 1,410 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 11,995 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements and 7,410 shares of Kennametal stock as payment for the exercise price of stock options.

(2)	On October 26, 2010, the Company publicly announced a repurchase program for up to 8 million shares of its outstanding common stock.

ITEM 6.  EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
(2.1)	Tax Deed Covenant relating to Deloro Stellite Holdings 1 Limited dated March 1, 2012	Filed herewith.

(4)	Instruments defining the rights of security holders, including indentures
(4.1)	Indenture, dated as of February 14, 2012, by and between Kennametal Inc., as Issuer, and U.S. Bank National Association, as Trustee	Exhibit 4.1 of the Form 8-K filed February 14, 2012 is incorporated herein by reference.
(4.2)	First Supplemental Indenture, dated as of February 14, 2012, by and between Kennametal Inc., as Issuer, and U.S. Bank National Association, as Trustee	Exhibit 4.2 of the Form 8-K filed February 14, 2012 is incorporated herein by reference.

(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31.1)	Certification executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.
(31.2)	Certification executed by Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc., and Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(101)	XBRL
(101.INS)**	XBRL Instance Document	Filed herewith.
(101.SCH)**	XBRL Taxonomy Extension Schema Document	Filed herewith.
(101.CAL)** (101.DEF)**	XBRL Taxonomy Extension Calculation Linkbase Document XBRL Taxonomy Definition Linkbase	Filed herewith. Filed herewith.
(101.LAB)**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
(101.PRE)**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

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

KENNAMETAL INC.

Date: May 9, 2012	By:	/s/ Martha A. Bailey
Martha A. Bailey
Vice President Finance and Corporate Controller