Form 10-K
period 2012-06-30
KENNAMETAL INC
filed 2012-08-13
CIK 55242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of December 31, 2011, the aggregate market value of the registrant’s Capital Stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $2,325,200,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant’s Capital Stock have been deemed affiliates.

As of July 31, 2012, there were 80,106,781 shares of the Registrant’s Capital Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Shareowners are incorporated by reference into Part III.

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not relate strictly to historical or current facts. For example, statements about Kennametal’s outlook for earnings, sales volumes, and cash flow for its fiscal year 2013, its expectations regarding future growth and any statements regarding future operating or financial performance or events are forward-looking. We have also included forward looking statements in this Form 10-K concerning, among other things, our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position, and product development. These statements are based on current estimates that involve inherent risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, our actual results could vary materially from our current expectations. There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements. They include: economic recession; availability and cost of the raw materials we use to manufacture our products; our foreign operations and international markets, such as currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; our ability to protect and defend our intellectual property; competition; our ability to retain our management and employees; demands on management resources; potential claims relating to our products; integrating acquisitions and achieving the expected savings and synergies; business divestitures; global or regional catastrophic events; energy costs; commodity prices; labor relations; demand for and market acceptance of new and existing products; and implementation of environmental remediation matters. We provide additional information about many of the specific risks we face in the “Risk Factors” Section of this Annual Report on Form 10-K. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or development.

PART I

ITEM 1 – BUSINESS

OVERVIEW From its founding in 1938, the McKenna family incorporated Kennametal Inc. in Pennsylvania in 1943. As a global enterprise, we deliver productivity to customers seeking peak performance in demanding environments by providing innovative custom and standard wear-resistant solutions. To provide these solutions, we harness our knowledge of advanced materials and application development with a commitment to environmental sustainability. Our solutions are built around industry-essential technology platforms. These include metalworking tools, engineered components and surface technologies that are mission-critical to the performance of our customers battling extreme conditions such as fatigue wear, corrosion and high temperatures. We believe that our reputation for manufacturing excellence, as well as our technological expertise and innovation we deliver in our products and services, help us to achieve a leading position in our primary markets. End users of our products include metalworking and machinery manufacturers and suppliers across a diverse array of industries, including the aerospace, defense, transportation, machine tool, light machinery and heavy machinery, as well as producers and suppliers in a number of equipment-intensive industries such as coal mining, road construction and quarrying, as well as oil and gas exploration, refining, production and supply. Our end users’ applications range from airframes to mining operations, engines to oil wells and turbochargers to processing.

Our product offering includes a wide selection of standard and customized technologies for metalworking, such as sophisticated metal cutting tools, tooling systems and services, as well as advanced, high-performance materials, such as cemented tungsten carbide products, super alloys, coatings and investment castings to address customer demands. We offer these products through a variety of channels to meet customer-specified needs. We are a leading global supplier of tooling, engineered components and advanced materials consumed in production processes. We believe we are one of the largest global providers of consumable metal cutting tools and tooling supplies.

We specialize in developing and manufacturing metalworking tools and wear-resistant engineered components and coatings using a specialized type of powder metallurgy. Our metalworking tools are made of cemented tungsten carbides, ceramics, cermets and super-hard materials. We also manufacture and market a complete line of tool holders, tool-holding systems and rotary-cutting tools by machining and fabricating steel bars and other metal alloys. In addition, we produce specialized compacts and metallurgical powders, as well as products made from tungsten carbide or other hard materials that are used for custom-engineered and challenging applications, including mining and highway construction, among others. Further, we develop, manufacture and market engineered components and surface technology solutions with proprietary metal cladding capabilities, as well as process technology and materials that focus on component deburring, polishing and effecting controlled radii. The recent addition of the Deloro Stellite Holdings 1 Limited (Stellite) organization to our portfolio brings new capabilities in engineered components and surface technologies, extending our offering of investment casting, coatings and super alloy solutions.

Unless otherwise specified, any reference to a “year” refers to a 12-month fiscal year ending on June 30.

BUSINESS SEGMENT REVIEW Our operations are organized into two reportable operating segments; Industrial and Infrastructure. Segment determination is based upon internal organizational structure, the manner in which we organize segments for making operating decisions and assessing performance, the availability of separate financial results and materiality considerations. Sales and operating income by segment are presented in Management’s Discussion and Analysis set forth in Item 7 of this annual report on Form 10-K (MD&A). Additional segment data is provided in Note 20 of our consolidated financial statements set forth in Item 8 of this annual report on Form 10-K (Item 8) which is incorporated herein by reference.

INDUSTRIAL In the Industrial segment, we focus on customers in the aerospace, defense, transportation and general engineering market sectors, as well as the machine tool industry. Our customers in these end markets use our products and services in the manufacture of engines, airframes, automobiles, trucks, ships and other various types of industrial equipment. The technology and customization requirements we provide vary by customer, application and industry. The value we deliver to our Industrial segment customers centers on knowledge of our customers processes, application expertise and our diverse offering of products and services.

INFRASTRUCTURE In the Infrastructure segment which includes the Stellite acquisition, we focus on customers in the energy and earthworks sectors who support primary industries such as oil and gas, power generation and process industries such as food and beverage and chemicals; underground, surface and hard-rock mining; highway construction and road maintenance. Our success is determined by our associates gaining an in-depth understanding of our customers’ engineering and development needs, to be able to offer complete system solutions and high-performance capabilities to optimize and add value to their operations.

INTERNATIONAL OPERATIONS During 2012, we generated 57 percent of our sales in markets outside of the United States of America (U.S), with principal international operations in Western Europe, Asia Pacific, India, Latin America and Canada. In addition, we operate manufacturing and distribution facilities in Israel and South Africa, while serving customers through sales offices, agents and distributors in Eastern Europe and other parts of the world. While geographic diversification helps to minimize the sales and earnings impact of respective demand changes in any one particular region, our international operations are subject to normal risks of doing business globally, including fluctuations in currency exchange rates and changes in social, political and economic environments.

Our international assets and sales are presented in Note 20 of the Company’s consolidated financial statements, set forth in Item 8 and are incorporated herein by reference. Further information about the effects and risks of currency exchange rates is presented in the Quantitative and Qualitative Disclosures About Market Risk section, as set forth in Item 7A of this annual report on Form 10-K.

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

In fiscal 2012, we experienced year-over-year quarterly sales growth in every quarter. Our sales for the year ended June 30, 2012 were $2,736.2 million, 46 percent of which were in North America, 28 percent in Western Europe and 26 percent in the rest of the world. Our restructuring programs completed in fiscal 2011 are delivering annual ongoing pre-tax savings of approximately $170 million.

For fiscal 2012, global industrial production increased by 2.9 percent, demonstrating that a number of end markets continued to grow. While the global economy continues to improve, we remain confident in our ability to respond quickly to changes in global markets while continuing to serve our customers and preserve our competitive strengths. At the same time, we continue to focus on maximizing cash flow and priority uses of cash. Further discussion and analysis of the developments in our business is set forth in MD&A.

ACQUISITIONS AND DIVESTITURES During 2012, we completed the acquisition of Deloro Stellite Holdings 1 Limited (Stellite) in the Infrastructure segment for a purchase price of approximately $383 million, net of cash acquired. The Stellite acquisition resulted in approximately $243 million of goodwill, based on the final purchase price allocations, which is not deductible for tax purposes and is attributable to the operating synergies we expect to gain from the acquisition.

We continue to evaluate new opportunities for the expansion of existing product lines into new market areas where appropriate. We also continue to evaluate opportunities for the introduction of new and/or complementary product offerings into new and/or existing market areas where appropriate. We expect to continue to evaluate potential acquisitions to continue to grow our business and further enhance our market position.

MARKETING AND DISTRIBUTION We sell our products through the following, distinct sales channels: (i) a direct sales force; (ii) a network of independent distributors and sales agents in North America, Europe, Latin America, Asia Pacific and other markets around the world; (iii) integrated supply chain channels; and (iv) via the Internet. Application engineers and technicians directly assist our customers with specified product design, selection, application and support.

To market our products, we maintain two premium brands: Kennametal and Widia. These master brands also include sub-categories with various trademarks and trade names combining the Kennametal master brand with identifying categorical names such as: Kennametal Conforma Clad; Kennametal Tricon; Kennametal Extrude Hone; Kennametal Sintec; Kennametal International Specialty Alloys; and Kennametal Camco. Similarly, we combine the Widia master brand with other identifying names, such as: Widia GTD; Widia Ruebig; Widia Circle; Widia Manchester; Widia Hanita; Widia Clappdico; Widia Metal Removal; and Widia Metcut; as well as select product names such as ToolBoss, Kyon, Fix-Perfect and Mill1™. We own these names and trademarks via Kennametal Inc. or Kennametal subsidiaries. On a very limited basis, we offer certain products to customers for resale under their own names or private labels.

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

RESEARCH AND DEVELOPMENT Our product development efforts focus on providing solutions to our customers’ manufacturing challenges and productivity requirements. Our product development program provides discipline and focus for the product development process by establishing “gateways,” or sequential tests, during the development process to remove inefficiencies and accelerate improvements. This program speeds and streamlines development into a series of actions and decision points, combining efforts and resources to produce new and enhanced products faster. This program is designed to assure a strong link between customer requirements and corporate strategy, and to enable us to gain full benefit from our investment in new product development. We hold a number of patents which, in the aggregate, are material to the operation of our businesses.

Research and development expenses included in operating expense totaled $38.3 million, $33.3 million and $28.0 million in 2012, 2011 and 2010, respectively.

SEASONALITY Our business is not materially affected by seasonal variations. However, to varying degrees, traditional summer vacation shutdowns of customers’ plants and holiday shutdowns often affect our sales levels during the first and second quarters of our fiscal year.

BACKLOG Our backlog of orders generally is not significant to our operations.

COMPETITION As one of the world’s leading producers of engineered cemented carbide products and solutions, we maintain a leading competitive position in major markets worldwide. Our recent acquisition of Stellite further strengthens our competitive position providing innovative surface and wear solutions, while also adding super-alloy materials and investment casting capabilities. We actively compete in the sale of all our products with approximately 30 companies in the United States, with many more offering similar capabilities to customers in 60 countries around the world. While several of our competitors are divisions of larger corporations, our industry remains largely fragmented, with several hundred fabricators and toolmakers. Many of our competitors operate relatively small shops, producing a limited selection of tools while buying cemented tungsten carbide components from original producers of cemented tungsten carbide products, including Kennametal. We also supply coating solutions and other engineered wear-resistant products to such shops. Given the fragmentation, significant competition and opportunities for consolidation exist from both U.S.-based and internationally-based firms, as well as among thousands of industrial supply distributors.

The principal competitive differentiators in our businesses include service, product innovation, performance, quality, selection and availability, pricing and productivity ascribed to our brands. We derive competitive advantage from our premium brands; global presence; application expertise and ability to address customer needs with new and improved tools; innovative surface and wear solutions; highly engineered components; consistent quality; integrated customer service capabilities; state-of-the-art manufacturing; and multiple sales channels. With these strengths, we are able to sell products based on the value-added productivity we deliver to our customers, rather than competing on price.

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

Reserves for other potential environmental issues at June 30, 2012 and 2011 were $5.1 million and $5.4 million, respectively. The reserves that we have established for environmental liabilities represent our best current estimate of the costs of addressing all identified environmental situations, based on our review of currently available evidence, and take into consideration our prior experience in remediation and that of other companies, as well as public information released by the USEPA, other governmental agencies, and by the PRP groups in which we are participating. Although the reserves currently appear to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and we can give no assurance that our estimate of any environmental liability will not increase or decrease in the future. The reserved and unreserved liabilities for all environmental concerns could change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs and the involvement of and direction taken by the U.S. government on these matters.

We maintain a Corporate Environmental, Health and Safety (EHS) Department to monitor compliance with environmental regulations and to oversee remediation activities. In addition, we have designated EHS coordinators who are responsible for each of our global manufacturing facilities. Our financial management team periodically meets with members of the Corporate EHS Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly basis, we review financial provisions and reserves for environmental contingencies and adjust these reserves when appropriate.

EMPLOYEES We employed approximately 12,900 persons at June 30, 2012, of which approximately 4,700 were located in the U.S. and 8,200 in other parts of the world, principally Europe, Asia Pacific and India. At June 30, 2012, approximately 3,700 of the above employees were represented by labor unions. We consider our labor relations to be generally good.

AVAILABLE INFORMATION Our Internet address is www.kennametal.com. On the SEC Filings page of our Web Site, which is accessible under the Investor Relations tab, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): our annual report on Form 10-K, our annual proxy statement, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act). Our SEC Filings Web page also includes Forms 3, 4 and 5 filed pursuant to Section 16(a) of the Exchange Act. All filings posted on our SEC Filings Web page are available to be viewed on the Web page free of charge. On the Corporate Governance page of our Web site, which is under the Investor Relations tab, we post the following charters and guidelines: Audit Committee Charter, Compensation Committee Charter, Nominating/Corporate Governance Committee Charter, Kennametal Inc. Corporate Governance Guidelines and Kennametal Inc. Stock Ownership Guidelines. On the Ethics and Compliance page of our Web site, which is under Company Profile tab, we post the Code of Business Ethics and Conduct. All charters and guidelines posted on our Web pages are available to be viewed on our Web page free of charge. Information contained on our Web site is not part of this annual report on Form 10-K or our other filings with the SEC.

ITEM 1A – RISK FACTORS

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

Downturns in the business cycle could adversely affect our sales and profitability. Our business has historically been cyclical and subject to significant impact from economic downturns. The recent global economic downturn that occurred, coupled with the global financial and credit market disruptions has had a negative impact on our sales and profitability. These events contributed to weak end markets, a sharp drop in demand and higher costs of borrowing and/or diminished credit availability. While the economy has recovered from the crisis of the economic downturn and we believe that the long-term prospects for our business remain positive, we are unable to predict the future course of industry variables or the strength, pace or sustainability of the economic recovery and the effects of government intervention. We implemented restructuring and other actions to reduce our manufacturing costs and operating expenses over the past several years. However, there is no assurance that these actions, or any others that we have taken or may take, will be sufficient to counter any future economic or industry disruptions.

Our international operations pose certain risks that may adversely impact sales and earnings. We have manufacturing operations and assets located outside of the U.S., including those in Brazil, Canada, China, Europe, India, Israel and South Africa. We also sell our products to customers and distributors located outside of the U.S. During the year ended June 30, 2012, 57 percent of our consolidated sales were derived from non-U.S. markets. A key part of our long-term strategy is to increase our manufacturing, distribution and sales presence in international markets. These international operations are subject to a number of special risks, in addition to the risks of our domestic business, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, labor unrest, risk of governmental expropriation, domestic and foreign customs and tariffs, current and changing regulatory environments (including, but not limited to, the risks associated with the importation and exportation of products and raw materials), risk of failure of our foreign employees to comply with both U.S. and foreign laws, including antitrust laws, trade regulations and the Foreign Corrupt Practices Act, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, political instability and unrest and risks of increases in taxes. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. To the extent we are unable to effectively manage our international operations and these risks, our international sales may be adversely affected, we may be subject to additional and unanticipated costs, and we may be subject to litigation or regulatory action. As a consequence, our business, financial condition and results of operations could be seriously harmed.

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

Regulations affecting the mining and drilling industries or utilities industry. Some of our principal customers are mining and drilling and utility companies. Many of these customers supply coal, oil, gas or other fuels as a source for the production of utilities in the U.S. and other industrialized regions. The operations of these mining and drilling companies are geographically diverse and are subject to or affected by a wide array of regulations in the jurisdictions where they operate, such as applicable environmental laws and regulations governing the operations of utilities. As a result of changes in regulations and laws relating to such industries, our customers’ operations could be disrupted or curtailed by governmental authorities. The high cost of compliance with mining, drilling and environmental regulations may also induce customers to discontinue or limit their operations, and may discourage companies from developing new opportunities. As a result of these factors, demand for our mining- and drilling-related products could be substantially affected by regulations adversely impacting the mining and drilling industries or altering the consumption patterns of utilities.

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

Our future operating results may be affected by fluctuations in the prices and availability of raw materials. The raw materials we use for our products include ore concentrates, compounds and secondary materials containing tungsten, tantalum, titanium, niobium and cobalt. A significant portion of our raw materials is supplied by sources outside the U.S. The raw materials industry as a whole is highly cyclical and at times pricing and supply can be volatile due to a number of factors beyond our control, including natural disasters, general economic and political conditions, labor costs, competition, import duties, tariffs and currency exchange rates. This volatility can significantly affect our raw material costs. In an environment of increasing raw material prices, competitive conditions can affect how much of the price increases in raw materials that we can recover in the form of higher sales prices for our products. To the extent we are unable to pass on any raw material price increases to our customers, our profitability could be adversely affected. Furthermore, restrictions in the supply of tungsten, cobalt and other raw materials could adversely affect our operating results. If the prices for our raw materials increase or we are unable to secure adequate supplies of raw materials on favorable terms, our profitability could be impaired.

Product liability claims could have a material adverse effect on our business. The sale of metalworking, mining, highway construction and other tools and related products as well as engineered components and advanced materials entails an inherent risk of product liability claims. We cannot give assurance that the coverage limits of our insurance policies will be adequate or that our policies will cover any particular loss. Insurance can be expensive, and we may not always be able to purchase insurance on commercially acceptable terms, if at all. Claims brought against us that are not covered by insurance or that result in recoveries in excess of our insurance coverage could have a material adverse affect on our business, financial condition and results of operations.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

No unresolved comments from the Securities and Exchange Commission Staff.

ITEM 2 – PROPERTIES

Our principal executive offices are located at 1600 Technology Way, P.O. Box 231, Latrobe, Pennsylvania, 15650. A summary of our principal manufacturing facilities and other materially important properties is as follows:

Location	Owned/Leased	Principal Products	Segment
United States:
Irondale, Alabama	Owned	Custom Fabricated Wear Plate Solutions and Pins	Infrastructure
Rogers, Arkansas	Owned/Leased	Carbide Products and Pelletizing Die Plates	Infrastructure
University Park, Illinois	Owned	Custom Fabricated Wear Plate Solutions	Infrastructure
Rockford, Illinois	Owned	Indexable Tooling	Industrial
Goshen, Indiana	Leased	Powders, Welding Rods and Wires and PTA Machines	Infrastructure
New Albany, Indiana	Leased	High Wear Coating for Steel Parts	Infrastructure
Greenfield, Massachusetts	Owned	High-Speed Steel Taps	Industrial
Shelby Township, Michigan	Leased	Thermal Deburring and High Energy Finishing	Industrial
Traverse City, Michigan	Owned	Wear Parts	Industrial
Walker, Michigan	Leased	Thermal Energy Machining	Industrial
Elko, Nevada	Owned	Custom Fabricated Wear Plate Solutions	Infrastructure
Fallon, Nevada	Owned	Metallurgical Powders	Infrastructure
Asheboro, North Carolina	Owned	High-Speed Steel and Carbide Round Tools	Industrial
Henderson, North Carolina	Owned	Metallurgical Powders	Infrastructure
Roanoke Rapids, North Carolina	Owned	Metalworking Inserts	Industrial
Cleveland, Ohio	Leased	Distribution	Industrial
Orwell, Ohio	Owned	Metalworking Inserts	Industrial
Solon, Ohio	Owned	Metalworking Toolholders	Industrial
Whitehouse, Ohio	Owned	Metalworking Inserts and Round Tools	Industrial
Bedford, Pennsylvania	Owned/Leased	Mining and Construction Tools and Wear Parts and Distribution	Infrastructure
Irwin, Pennsylvania	Owned/Leased	Carbide Wear Parts and Abrasive Flow Machining	Industrial
Latrobe, Pennsylvania	Owned	Metallurgical Powders	Infrastructure
New Castle, Pennsylvania	Owned/Leased	Specialty Metals and Alloys	Industrial
Johnson City, Tennessee	Owned	Metalworking Inserts	Industrial
Lyndonville, Vermont	Owned	High-Speed Steel Taps	Industrial
Chilhowie, Virginia	Owned	Mining and Construction Tools and Wear Parts	Infrastructure
New Market, Virginia	Owned	Metalworking Toolholders	Industrial
International:
Indaiatuba, Brazil	Leased	Metalworking Carbide Drills and Toolholders	Industrial
Belleville, Canada	Owned	Casting Components, Coatings and Powder Metallurgy Components	Infrastructure
Victoria, Canada	Owned	Wear Parts	Industrial
Baotou, China	Leased	Mining Tools	Infrastructure
Fengpu, China	Owned	Intermetallic Composite Ceramic Powders and Parts	Infrastructure
Shanghai, China	Owned	Powders, Welding Rods and Wires and Casting Components	Infrastructure
Tianjin, China	Owned	Metalworking Inserts and Carbide Round Tools	Industrial
Xuzhou, China	Leased	Mining Tools	Infrastructure
Kingswinford, England	Leased	Distribution	Industrial
Ebermannstadt, Germany	Owned	Metalworking Inserts	Industrial
Essen, Germany	Owned	Metallurgical Powders and Wear Parts	Industrial
Koblenz, Germany	Owned	Casting Components and Coatings	Infrastruture
Koenigsee, Germany	Leased	Metalworking Carbide Drills	Industrial
Lichtenau, Germany	Owned	Metalworking Toolholders	Industrial
Mistelgau, Germany	Owned	Metallurgical Powders, Metalworking Inserts and Wear Parts	Infrastructure
Nabburg, Germany	Owned	Metalworking Toolholders and Metalworking Round Tools, Drills and Mills	Industrial
Nuenkirchen, Germany	Owned	Distribution	Industrial
Vohenstrauss, Germany	Owned	Metalworking Carbide Drills	Industrial

Location	Owned/Leased	Principal Products	Segment
Bangalore, India	Owned	Metalworking Inserts and Toolholders and Wear Parts	Industrial
Gurgaon, India	Leased	Coatings	Infrastructure
Shlomi, Israel	Owned	High-Speed Steel and Carbide Round Tools	Industrial
Milan, Italy	Owned	Investment Castings Components and Metalworking Cutting Tools	Infrastructure/ Industrial
Zory, Poland	Leased	Mining and Construction Conicals	Infrastructure
Barcelona, Spain	Leased	Metalworking Cutting Tools	Industrial
Newport, United Kingdom	Owned	Intermetallic Composite Powders	Infrastructure

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

We use all of our significant properties in the businesses of powder metallurgy, tools, tooling systems, engineered components and advanced materials. Our production capacity is adequate for our present needs. We believe that our properties have been adequately maintained, are generally in good condition and are suitable for our business as presently conducted.

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

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference into this Part I is the information set forth in Part III, Item 10 under the caption “Executive Officers of the Registrant” of this annual report on Form 10-K.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our capital stock is traded on the New York Stock Exchange (symbol KMT). The number of Shareowners of record as of July 31, 2012 was 2,106. Stock price ranges and dividends declared and paid were as follows:

Quarter ended	September 30	December 31	March 31	June 30
Fiscal 2012
High	$45.66	$41.15	$47.82	$46.24
Low	30.53	29.30	37.04	30.65
Dividends	0.12	0.14	0.14	0.14

Fiscal 2011
High	$31.80	$39.81	$44.11	$43.48
Low	24.08	30.35	36.57	37.38
Dividends	0.12	0.12	0.12	0.12

The information incorporated by reference in Part III, Item 12 of this annual report on Form 10-K from our 2012 Proxy Statement under the heading “Equity Compensation Plans – Equity Compensation Plan Information” is hereby incorporated by reference into this Item 5.

PERFORMANCE GRAPH

The following graph compares cumulative total shareowner return on our capital stock with the cumulative total shareowner return on the common equity of the companies in the Standard & Poor’s Mid-Cap 400 Market Index (S&P Mid-Cap 400), the Standard & Poor’s Composite 1500 Market Index (S&P Composite), and the peer group of companies determined by us for the period from July 1, 2007 to June 30, 2012.

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

Assumes $100 Invested on July 1, 2007 and All Dividends Reinvested

	2007	2008	2009	2010	2011	2012
Kennametal	$100.00	$80.37	$48.44	$65.50	$110.24	$87.76
Peer Group Index	100.00	101.18	60.66	78.11	124.67	109.15
S&P Mid-Cap 400	100.00	92.66	66.70	83.32	116.14	113.43
S&P 1500 Composite	100.00	87.28	64.29	74.30	97.81	102.34

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2012	-	$ -	-	4,505,100
May 1 through May 31, 2012	2,557	35.12	-	4,505,100
June 1 through June 30, 2012	160	33.99	-	4,505,100
Total	2,717	$35.05	-

(1)

During the current period, 2,552 shares were purchased on the open market on behalf of Kennametal to fund the Company's dividend reinvestment program. Also, during the current period employees delivered 165 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.

(2)

On July 26, 2012, the Company publicly announced an amended repurchase program for up to 12 million shares of its outstanding capital stock. As of the amendment date, there were approximately 8.5 million shares available to be purchased under the amended authorization.

ITEM 6 - SELECTED FINANCIAL DATA

		2012	2011	2010		2009	2008
OPERATING RESULTS (in thousands)
Sales		$2,736,246	$2,403,493	$1,884,067		$1,999,859	$2,589,786
Cost of goods sold		1,741,996	1,519,102	1,256,339		1,423,320	1,682,715
Operating expense		561,490	538,530	477,487		489,567	594,187
Restructuring and asset impairment charges	(1)	-	12,586	43,923		173,656	39,891
Interest expense		27,215	22,760	25,203		27,244	31,586
Provision (benefit) for income taxes		79,136	63,856	26,977		(11,205)	62,754
Income (loss) from continuing operations attributable to Kennametal		307,230	229,727	47,842		(102,402)	163,666
Net income (loss) attributable to Kennametal	(2)	307,230	229,727	46,419		(119,742)	167,775
FINANCIAL POSITION (in thousands)
Working capital		$704,340	$446,064	$522,926		$469,935	$630,675
Total assets		3,034,188	2,754,469	2,267,823		2,346,974	2,784,349
Long-term debt, including capital leases, excluding current maturities		490,608	1,919	314,675		436,592	313,052
Total debt, including capital leases and notes payable		565,745	312,882	337,668		485,957	346,652
Total Kennametal shareowners’ equity		1,643,850	1,638,072	1,315,500		1,247,443	1,647,907
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL
Basic earnings (loss) from continuing operations		$3.83	$2.80	$0.59		$(1.40)	$2.13
Basic earnings (loss)	(3)	3.83	2.80	0.57		(1.64)	2.18
Diluted earnings (loss) from continuing operations		3.77	2.76	0.59		(1.40)	2.10
Diluted earnings (loss)	(4)	3.77	2.76	0.57		(1.64)	2.15
Dividends		0.54	0.48	0.48		0.48	0.47
Book value (at June 30)		20.53	20.19	16.06		17.03	21.44
Market Price (at June 30)		33.15	42.21	25.43		19.18	32.55
OTHER DATA (in thousands, except number of employees)
Capital expenditures		$103,036	$83,442	$56,679		$104,842	$163,489
Number of employees (at June 30)		12,932	11,612	11,047		11,584	13,673
Basic weighted average shares outstanding		80,216	82,063	80,966		73,122	76,811
Diluted weighted average shares outstanding		81,439	83,173	81,690		73,122	78,201
KEY RATIOS
Sales growth		13.8%	27.6%	(5.8%	)	(22.8% )	14.3%
Gross profit margin		36.3	36.8	33.3		28.8	35.0
Operating profit (loss) margin		15.2	13.4	4.9		(5.0)	10.0

(1)	In 2011 and 2010, charges related to restructuring activity. In 2009, the charges related to an impairment of $111.0 million for Industrial goodwill and an Industrial indefinite-lived trademark as well as restructuring charges of $62.6 million. In 2008, the charges related to an Industrial goodwill impairment of $35.0 million as well as restructuring charges of $4.9 million.
(2)	Net income (loss) attributable to Kennametal includes (loss) income from discontinued operations of ($1.4) million, ($17.3) million and $4.1 million for 2010, 2009 and 2008, respectively.
(3)	Basic earnings (loss) per share includes basic (loss) earnings from discontinued operations per share of ($0.02), ($0.24) and $0.05 for 2010, 2009 and 2008, respectively.
(4)	Diluted earnings (loss) per share includes diluted (loss) earnings from discontinued operations per share of ($0.02), ($0.24) and $0.05 for 2010, 2009 and 2008, respectively.

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

OVERVIEW Kennametal Inc. delivers productivity to customers seeking peak performance in demanding environments by providing innovative custom and standard wear-resistant solutions. To provide these solutions, we harness our knowledge of advanced materials and application development with a commitment to environmental sustainability. Our solutions are built around industry-essential technology platforms. These include metalworking tools, engineered components and surface technologies that are mission-critical to the performance of our customers battling extreme conditions such as fatigue wear, corrosion and high temperatures. We believe that our reputation for manufacturing excellence, as well as our technological expertise and innovation we deliver in our products and services, help us to achieve a leading position in our primary markets. We believe that we are one of the largest global providers of consumable metalcutting tools and tooling supplies.

In 2012, the Company achieved year-over-year sales growth each quarter, with an organic sales increase of 9 percent for the year. Organic sales growth includes both volume and price. The Company had strong earnings per diluted share (EPS) of $3.77 as a result of sales growth and solid operating margins due to price realization and operating expense control. We have also reduced our cost structure by approximately $170 million annually, due to our previous restructuring programs.

For 2012, sales were $2,736.2 million, an increase of 14 percent compared to prior year sales of $2,403.5 million. Operating income was $416.4 million, an increase of $94.7 million compared to operating income of $321.7 million in 2011. The increase in operating income was driven by higher sales volume, pricing and lower employment and restructuring costs, partially offset by higher raw material costs and acquisition-related costs. Operating income included $5.5 million of net acquisition-related costs.

We consumed higher cost raw materials in 2012, as raw material costs significantly increased during the first half of the year. The price of raw materials has remained stable throughout the second half of the fiscal year. We executed appropriate pricing earlier in the year and have continued to maintain our cost discipline throughout 2012. Realized raw materials costs generally lag the fluctuation in market prices by a quarter. We continue to monitor changes in raw materials costs to ensure appropriate pricing.

In March 2012 we acquired all of the shares of Deloro Stellite Holdings 1 Limited (Stellite) for a purchase price of approximately $383 million, net of cash acquired. The United Kingdom based Stellite is a global manufacturer and provider of alloy-based critical wear solutions for extreme environments involving high temperature, corrosion and abrasion. Stellite’s proprietary metal alloys, materials expertise, engineering design and fabrication capabilities complement Kennametal’s current business in the oil and gas, power generation, transportation and aerospace end markets. The Stellite acquisition generated approximately $243 million of goodwill, based on the final purchase price allocations, which is not deductible for tax purposes and is attributable to the operating synergies we expect to gain from the acquisition. This acquisition is in alignment with our growth strategy and positions us to further achieve geographic and end market balance.

The Company’s restructuring programs completed in fiscal 2011 are delivering annual ongoing pre-tax savings of approximately $170 million.

We generated cash flow from operating activities of $289.6 million in the current year. We have actively managed our business portfolio by investing approximately $383 million in the Stellite acquisition, returning over $110 million to shareholders through share repurchases and dividends, repurchasing approximately 2 million shares, and increasing our dividend by 17 percent in October 2011. In addition we made capital expenditures of $103.0 million during the year.

In addition, we invested further in technology and innovation to continue delivering a high level of new products to our customers. Research and development expenses included in operating expense totaled $38.3 million for 2012. In 2012, we generated approximately 40 percent of our sales from new products.

RESULTS OF CONTINUING OPERATIONS

SALES Sales of $2,736.2 million in 2012 increased 14 percent from $2,403.5 million in 2011 as a result of strong organic growth of 9 percent, business acquisition contribution of 4 percent and 1 percent more business days in 2012. Organic sales increased in both segments and across most regions. Organic sales growth drivers were energy markets of 13 percent, aerospace and defense of 13 percent, earthworks of 10 percent, general engineering of 8 percent and transportation of 6 percent.

Sales of $2,403.5 million in 2011 increased 27.6 percent from $1,884.1 million in 2010 as a result of strong organic growth. Organic sales increased in both segments and across all regions. Organic sales growth drivers were general engineering of 40 percent, transportation of 30 percent and energy of 26 percent.

GROSS PROFIT Gross profit increased $109.9 million to $994.3 million in 2012 from $884.4 million in 2011. This increase was primarily due to an organic sales increase of $218.4 million, $17.8 million related to the Stellite acquisition and cost reduction benefits, partially offset by higher raw material costs and unfavorable business segment mix. The gross profit margin for 2012 decreased to 36.3 percent from 36.8 percent in 2011 due primarily to the Stellite acquisition.

Gross profit increased $256.7 million to $884.4 million in 2011 from $627.7 million in 2010. The increase was primarily due to increased organic sales of $523.9 million, improved absorption of manufacturing costs due to higher production levels, cost reduction benefits, favorable business mix and favorable foreign currency effects of $3.5 million. The impact of these items was partially offset by higher raw material costs and one-time benefits in the prior year from certain labor negotiations in Europe that did not occur in the current period. The gross profit margin for 2011 increased to 36.8 percent from 33.3 percent in 2010.

OPERATING EXPENSE Operating expense in 2012 was $561.5 million, an increase of $23.0 million, or 4.3 percent, compared to $538.5 million in 2011. The increase is primarily due to additional operating expenditures related to the Stellite acquisition of $11.6 million, acquisition-related costs of $8.9 million, and higher depreciation of $4.1 million due to a full year of depreciation related to the enterprise resource planning (ERP) system upgrade in 2011, partially offset by a decrease in restructuring related charges of $3.4 million and lower employment costs.

Operating expense in 2011 was $538.5 million, an increase of $61.0 million, or 12.8 percent, compared to $477.5 million in 2010. The increase is primarily driven by higher employment costs of $31.9 million due to the reinstatement of salaries and other temporary employment cost reductions and a higher provision for incentive compensation of $18.7 million, as a result of better operating performance. Foreign currency unfavorably impacted operating expense by $2.1 million.

RESTRUCTURING CHARGES During 2012, there were no restructuring charges.

During 2011, we completed our restructuring programs to reduce costs and improve operating efficiencies. These programs related to the rationalization of certain manufacturing and service facilities, as well as other employment and cost reduction programs. We recognized $21.5 million, which included $13.7 million of restructuring charges of which $1.1 million were related to inventory disposals and recorded as cost of goods sold. Restructuring related charges of $4.4 million were recorded in cost of goods sold and $3.4 million in operating expense during 2011. We realized pre-tax benefits from these restructuring programs of approximately $165 million during 2011.

During 2010, we continued to implement restructuring actions and recognized $48.9 million of restructuring charges of which $44.3 million were recorded as restructuring charges including $0.4 million related to inventory disposals and recorded in cost of goods sold.

AMORTIZATION OF INTANGIBLES Amortization expense was $16.4 million, $11.6 million and $13.1 million in 2012, 2011 and 2010, respectively. The increase of amortization expense in 2012 of $4.8 million or 40.9 percent was primarily due to the Stellite acquisition.

INTEREST EXPENSE Interest expense increased $4.4 million to $27.2 million in 2012, compared with $22.8 million in 2011 due to increased borrowings to fund the Stellite acquisition, primarily under our revolving credit facility, as well as the new $300 million bond issuance in February 2012 which overlapped the maturity date of June 2012 for the old bond issuance. The portion of our debt subject to variable rates of interest was approximately 46 percent and 2 percent at June 30, 2012 and 2011, respectively.

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

OTHER (INCOME) EXPENSE, NET In 2012, other income, net was $0.8 million compared to other expense, net of $2.8 million in 2011. The change was primarily due to favorable foreign currency transactions gains of $3.9 million.

In 2011, other expense, net decreased by $11.4 million to other expense, net of $2.8 million compared to other income, net of $8.6 million in 2010. The decrease was primarily due to a $10.2 million unfavorable change in foreign currency transaction results, primarily driven by the euro.

INCOME TAXES The effective tax rate from continuing operations for 2012 was 20.3 percent compared to 21.6 percent for 2011. The change in the effective rate from 2011 to 2012 was primarily driven by the release of a valuation allowance in the Netherlands and effective settlement of uncertain tax positions in the U.S., Europe and Asia. The effect of these items was partially offset by increased income in the U.S. where the tax rate is higher than most international locations and non-deductible acquisition-related costs.

The effective tax rate from continuing operations for 2011 was 21.6 percent compared to 35.2 percent for 2010. The change in the effective rate from 2010 to 2011was primarily driven by increased income in international locations where the tax rate is lower than the U.S. as well as restructuring charges in the prior year in jurisdictions where no tax benefit could be recognized. The 2011 effective rate was favorably impacted by a $21.5 million release of a valuation allowance in the United Kingdom, but that impact was offset by the tax cost of approximately $22.0 million, predominately U.S., associated with dividends of current year net income from some of our international subsidiaries. The 2010 effective rate was unfavorably impacted by the expiration of the research, development and experimental tax credit as well as the impact of restructuring charges in jurisdictions where no tax benefit could be recognized.

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

INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KENNAMETAL SHAREOWNERS Income from continuing operations attributable to Kennametal Shareowners was $307.2 million or $3.77 per diluted share in 2012, compared to $229.7 million, or $2.76 per diluted share, in 2011. The increase in income from continuing operations was a result of the factors previously discussed.

Income from continuing operations attributable to Kennametal Shareowners was $229.7 million, or $2.76 per diluted share in 2011, compared to $47.8 million, or $0.59 per diluted share, in 2010. The increase in income from continuing operations was a result of the factors previously discussed.

DISCONTINUED OPERATIONS We had no discontinued operations in 2012 or 2011.

On June 30, 2009, we divested our high speed steel business (HSS) from our Industrial segment as part of our continuing focus to shape our business portfolio and rationalize our manufacturing footprint. This divestiture was accounted for as discontinued operations. Cash proceeds from this divestiture amounted to $28.5 million. We incurred pre-tax charges related to the divestiture of $2.3 million during 2010.

BUSINESS SEGMENT REVIEW We operate two reportable operating segments consisting of Industrial and Infrastructure. Corporate expenses that are not allocated are reported in Corporate. Segment determination is based upon internal organizational structure, the manner in which we organize segments for making operating decisions and assessing performance, the availability of separate financial results and materiality considerations.

INDUSTRIAL

(in thousands)	2012	2011	2010
External sales	$1,667,434	$1,528,672	$1,166,793
Operating income	283,233	209,663	31,210

External sales of $1,667.4 million in 2012 increased by $138.8 million, or 9 percent, from 2011. The increase in sales was attributed to an organic sales increase of 9 percent and the impact of more business days of 1 percent, offset by unfavorable foreign currency effects of 1 percent. On an organic basis, sales increased in all served market sectors led by strong growth in aerospace and defense, general engineering and transportation sales of 13 percent, 8 percent and 6 percent, respectively. The aerospace and defense end markets’ sales growth is due to a significant increase in commercial aircraft production. Sales growth in the general engineering end markets is attributable to new orders for industrial machinery as manufacturers have increased their capital spending, as well as increased metalworking machinery production driven by a reaccelerating economy. The transportation end markets sales growth was due to an overall increase in vehicle sales and production in the U.S. While we still saw growth in European transportation sales, many European markets have begun to decline due to the recent economic environment in Europe. On a regional basis, sales increased by approximately 12 percent in Europe and 12 percent in the Americas and were relatively flat in Asia due to strong comparisons to the prior year. The sales increase in Europe and the Americas was driven by growth in the general engineering and transportation end markets.

In 2012, Industrial operating income was $283.2 million and reflects an increase in operating performance of $73.6 million from 2011. The primary drivers of the increase in operating income were higher organic sales of $134.8 million, operating expense control and lower restructuring costs, partially offset by higher raw material costs. Industrial operating margin increased to 17.0 percent from 13.7 percent in the prior year.

External sales of $1,528.7 million in 2011 increased by $361.9 million, or 31.0 percent, from 2010. The increase in sales was attributed to an organic sales increase of 32 percent and favorable foreign currency effects of 1 percent, offset by the impact of fewer business days. On an organic basis, sales increased in all served market sectors led by strong growth in general engineering and transportation sales of 40 percent and 30 percent, respectively. Sales growth in general engineering end markets was due to increased metalworking activities and manufacturers increased capital spending. In the transportation market sales growth increased due to strong production volumes in North America, globally light vehicle sales increased and there was growth in the mass transit market as new railroad infrastructure was built or expanded maintenance occurred. On a regional basis, sales increased by approximately 40 percent in Asia, 29 percent in Europe and 28 percent in the Americas. The increase in Asia was fairly evenly split between growth in the transportation markets and general engineering. The growth in Europe and the Americas was driven by general engineering.

Operating income for 2011 was $209.7 million and reflects an increase in operating performance of $178.5 million from 2010. The primary drivers of the increase in operating income were higher organic sales of $369.7 million, improved capacity utilization and incremental restructuring benefits. These benefits were partially offset by higher raw material costs. Industrial operating income included restructuring and related charges of $12.9 million and $35.5 million in 2011 and 2010, respectively. Industrial operating margin increased to 13.7 percent from 2.7 percent in the prior year.

INFRASTRUCTURE

(in thousands)	2012	2011	2010
External sales	$1,068,812	$874,821	$717,274
Operating income	141,640	121,733	79,899

External sales of $1,068.8 million in 2012 increased by $194.0 million, or 22 percent, from 2011. The increase in sales was attributed to organic sales increase of 11 percent, acquisition growth of 10 percent and the impact of more business days of 1 percent. The organic increase was driven by higher sales in the energy and earthworks markets of 13 percent and 10 percent, respectively. Sales in the earthworks end markets increased due to strong mining demand from Asia in the first half of 2012, increased road maintenance in parts of Europe and Asia, and price actions partially offset by softening mining and construction market conditions in North America. Energy related product sales grew due to increased shale production and increased natural gas production, partially offset by a decline in natural gas prices and reduced drilling activity. On a regional basis, sales excluding acquisition increased by approximately 21 percent in Asia, 14 percent in Europe and 9 percent in the Americas. The sales increase in Asia was driven by performance in the earthworks markets, while the growth in Europe and the Americas was driven by earthworks markets and to a slightly lesser degree, the energy markets.

In 2012, Infrastructure operating income increased $19.9 million. The primary drivers of the increase in operating income were higher organic sales of $99.4 million, operating expense control and lower restructuring costs, partially offset by higher raw material costs. Operating income included $8.9 million of acquisition related charges. Infrastructure operating margin decreased to 13.2 percent from 13.9 percent in the prior year due to the recent Stellite business acquisition.

External sales of $874.8 million in 2011 increased by $157.5 million, or 22.0 percent, from 2010. The increase in sales was attributed to organic sales increase of 21 percent and favorable foreign currency effects of 1 percent. The organic increase was driven by higher sales in the energy and earthworks markets of 26 percent and 18 percent, respectively. The sales growth in the energy related products market was due to globally increased oil rig counts as well as high natural gas storage. Sales increased in the earthworks end markets due to mining capacity expansion, while construction activity varies by region. In developed economies construction varies as it is governed by available funding, while in the emerging markets construction activity grew. On a regional basis, sales increased by approximately 27 percent in Asia, 22 percent in the Americas and 13 percent in Europe. The sales growth in all regions was driven by earthworks markets.

Operating income for 2011 was $121.7 million and reflected an increase of $41.8 million from 2010. Operating income improved primarily due to higher organic sales of $153.1 million, increased capacity utilization and incremental restructuring benefits, partially offset by higher raw material costs. Infrastructure operating income included restructuring and related charges of $6.2 million and $13.4 million in 2011 and 2010, respectively. Infrastructure operating margin increased from the prior year to 13.9 percent from 11.1 percent.

CORPORATE

(in thousands)	2012	2011	2010
Corporate unallocated expense	$(8,464)	$(9,723)	$(17,881)

In 2012, unallocated expense decreased $1.3 million, or 12.9 percent from 2011. The decrease was driven by $6.0 million of lower strategic project spending, partially offset by $1.2 million of lower foreign government subsidy income for certain research projects and the impact of a non-recurring reversal of an environmental liability in 2011.

In 2011, unallocated expense decreased $8.2 million, or 45.6 percent from 2010. The decrease was driven by $4.2 million of lower strategic project spending, $4.1 million higher allocation of Corporate expense to the segments than in the prior year, $1.2 million of higher foreign government subsidy income for certain research projects and a $1.1 million reversal of an international environmental liability, partially offset by a charge of $2.4 million recorded to write-off our pre-existing ERP system.

LIQUIDITY AND CAPITAL RESOURCES Cash flow from operations is our primary source of funding for capital expenditures. During the year ended June 30, 2012, cash flow provided by operating activities was $289.6 million, driven by our operating performance.

On February 14, 2012, we issued $300 million of 3.875 percent Senior Unsecured Notes due in 2022. Interest will be paid semi-annually on February 15 and August 15 of each year. We applied the net proceeds from this notes offering to the repayment of our 7.2 percent Senior Unsecured Notes on their June 15, 2012 maturity date.

On October 21, 2011, we entered into an amendment to our five year, multi-currency, revolving credit facility (2010 Credit Agreement), which is used to augment cash flow from operations and as an additional source of funds. The new five-year, multi-currency, revolving credit facility (2011 Credit Agreement) extends to October 2016. The 2011 Credit Agreement permits revolving credit loans of up to $600 million for working capital, capital expenditures and general corporate purposes. The 2011 Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2011 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us.

The 2011 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with these financial covenants as of June 30, 2012. We had $212.2 million of borrowings outstanding under the 2011 Credit Agreement as of June 30, 2012. For the year ended June 30, 2012, average borrowings outstanding under the 2010 and 2011 Credit Agreements were approximately $143.8 million.

Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries.

Additionally, we obtain local financing through credit lines with commercial banks in the various countries in which we operate. At June 30, 2012, these borrowings amounted to $41.6 million of notes payable and $12.3 million of term debt, capital leases and other debt. We believe that cash flow from operations and the availability under our credit lines will be sufficient to meet our cash requirements over the next 12 months.

Based upon our debt structure at June 30, 2012 and 2011, approximately 46 percent and 2 percent of our debt, respectively, was exposed to variable rates of interest. The increase in the portion of our debt subject to variable rates was due to the increase in the balance outstanding on our 2011 Credit Agreement, as previously mentioned.

We consider the unremitted earnings of our non-U.S. subsidiaries that have not previously been taxed in the U.S., to be permanently reinvested. As of June 30, 2012, cash and cash equivalents of $112 million and short term intercompany advances made by our foreign subsidiaries to our U.S. parent of $134 million would not be available for use in the U.S. on a long term basis, without incurring U.S. federal and state income tax consequences. These short term intercompany advances are in the form of intercompany loans made over each quarter end to repay borrowings under our revolving credit agreement and have a duration of not more than fourteen days. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

At June 30, 2012, we had cash and cash equivalents of $116.5 million. Total Kennametal Shareowners’ equity was $1,643.9 million and total debt was $565.7 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.

The following is a summary of our contractual obligations and other commercial commitments as of June 30, 2012 (in thousands):

Contractual Obligations		Total	2013	2014-2015	2016-2017	Thereafter
Long-term debt	(1)	$594,963	$47,582	$27,860	$208,250	$311,271
Notes payable	(2)	42,590	42,590	-	-	-
Pension benefit payments		(3)	40,941	85,379	94,277	(3)
Postretirement benefit payments		(3)	2,261	4,328	4,037	(3)
Capital leases	(4)	6,914	803	4,232	1,680	199
Operating leases		72,208	19,056	19,571	8,275	25,306
Purchase obligations	(5)	912,350	311,345	439,571	113,688	47,746
Unrecognized tax benefits	(6)	9,497	5,532	-	-	3,965
Total			$470,110	$580,941	$430,207

(1)	Long-term debt includes interest obligations of $77.0 million. Interest obligations were determined assuming interest rates as of June 30, 2012 remain constant.
(2)	Notes payable includes interest obligations of $1.0 million. Interest obligations were determined assuming interest rates as of June 30, 2012 remain constant.
(3)	Annual payments are expected to continue into the foreseeable future at the amounts noted in the table.
(4)	Capital leases include interest obligations of $0.7 million.
(5)	Purchase obligations consist of purchase commitments for materials, supplies and machinery and equipment as part of the ordinary conduct of business. Purchase obligations with variable price provisions were determined assuming market prices as of June 30, 2012 remain constant.
(6)	Unrecognized tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. These amounts include interest of $1.9 million and penalty of $0.3 million accrued related to such positions as of June 30, 2012. The amount included for 2013 is expected to be settled within the next twelve months. The remaining amount of unrecognized tax benefits is included in the ‘Thereafter’ column as we are not able to reasonably estimate the timing of potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Other Commercial Commitments	Total	2013	2014-2015	2016-2017	Thereafter
Standby letters of credit	$4,819	$4,819	$-	$-	$-
Guarantees	36,461	22,741	242	-	13,478
Total	$41,280	$27,560	$242	$-	$13,478

The standby letters of credit relate to insurance and other activities. The guarantees are non-debt guarantees in foreign locations with financial institutions required primarily for security deposits, product performance guarantees and advances.

Cash Flow Provided by Operating Activities

During 2012, cash flow provided by operating activities was $289.6 million, compared to $230.8 million in 2011. Cash flow provided by operating activities for the current year consisted of net income and non-cash items amounting to $452.3 million, offset by changes in certain assets and liabilities netting to $162.7 million. These changes were primarily driven by an increase in inventory of $63.8 million, due to increased demand and higher raw material costs. As well as, a decrease in accounts payable and accrued liabilities of $57.0 million, primarily driven by lower accounts payable and a decrease in accrued bonus, an increase in other of $16.8 million, a decrease in accrued income taxes of $14.2 million and an increase in accounts receivable of $10.9 million, driven by higher sales volumes.

During 2011, cash flow provided by operating activities was $230.8 million, compared to $164.8 million in 2010. Cash flow provided by operating activities for 2011 consisted of net income and non-cash items amounting to $329.8 million, offset by changes in certain assets and liabilities netting to $99.0 million. These changes were primarily driven by an increase in inventory of $124.1 million, due to increased demand and higher raw material costs, and an increase in accounts receivable of $89.2 million, driven by higher sales volumes, partially offset by an increase in accounts payable and accrued liabilities of $100.3 million, driven by higher accounts payable balances related to increased production and an increase in accrued income taxes of $22.2 million.

During 2010, cash flow provided by operating activities was $164.8 million. Cash flow provided by operating activities for 2010 consisted of net income and non-cash items amounting to $158.4 million and changes in certain assets and liabilities, netting to $6.5 million. These changes were driven by an increase in accounts receivable of $58.2 million, driven by higher sales volumes in the latter part of the year, partially offset by an increase in accounts payable and accrued liabilities of $41.0 million, driven by increased accounts payable related to increased production and an increase in accrued income taxes of $19.2 million.

Cash Flow Used for Investing Activities

Cash flow used for investing activities was $487.3 million for 2012, an increase of $415.5 million, compared to $71.8 million in 2011. During 2012, cash flow used for investing activities included the Stellite acquisition for $382.6 million and capital expenditures, net of $96.2 million, which consisted primarily of equipment upgrades, and $10.0 million for the purchase of a technology license in our Infrastructure segment.

Cash flow used for investing activities was $71.8 million for 2011, an increase of $31.4 million, compared to $40.4 million in 2010. During 2011, cash flow used for investing activities included $83.4 million used for purchases of property, plant and equipment, which consisted primarily of upgrades of equipment and our ERP system.

Cash flow used for investing activities was $40.4 million for 2010. During 2010, cash flow used for investing activities included $56.7 million used for purchases of property, plant and equipment, which consisted primarily of equipment upgrades, and $17.0 million used for the acquisition of business assets, primarily the deferred purchase price of $16.0 million for a 2007 acquisition, as well as $27.8 million of cash proceeds from divestitures.

Cash Flow Provided by (Used for) Financing Activities

Cash flow provided by financing activities was $131.3 million for 2012, compared to cash flow used for financing activities of $96.0 million in 2011. During the current year, cash flow provided by financing activities included a $250.7 million net increase in borrowings, which included the issuance of $300 million of 3.875 percent Senior Unsecured Notes due in 2022 and $212.2 million of borrowings outstanding under our 2011 Credit Agreement, partially offset by the repayment of $300 million of 7.2 percent Senior Unsecured Notes in June 2012. Cash flow provided by financing activities also included $24.6 million of dividend reinvestment and the effect of employee benefit and stock plans. These cash flows were partially offset by $66.9 million used for the purchase of capital stock, $43.6 million of cash dividends paid to Shareowners and payments of $22.4 million related to the settlement of forward starting interest rate swap contracts.

Cash flow used for financing activities was $96.0 million for 2011, compared to $58.2 million in 2010. During 2011, cash flow used for financing activities included $57.9 million used for the purchase of capital stock, $39.8 million of cash dividends paid to Shareowners and a $17.6 million net decrease in borrowings, partially offset by $18.3 million of dividend reinvestment and the effect of employee benefit and stock plans.

Cash flow used for financing activities was $58.2 million for 2010. During 2010, cash flow used for financing activities included a $143.0 million net decrease in borrowings and $39.3 million of cash dividends paid to Shareowners, partially offset by $120.7 million in net proceeds from our equity offering and $10.7 million of dividend reinvestment and the effect of employee benefit and stock plans.

FINANCIAL CONDITION At June 30, 2012, total assets were $3,034.2 million, an increase of $279.7 million from $2,754.5 million at June 30, 2011. Total liabilities increased $270.2 million from $1,095.8 million at June 30, 2011 to $1,366.0 million at June 30, 2012.

Working capital was $704.3 million at June 30, 2012, an increase of $258.2 million, or 57.9 percent from $446.1 million at June 30, 2011. The increase in working capital was primarily driven by a decrease in current maturities of long-term debt and capital leases including notes payable of $235.8 million driven by the repayment of the $300 million of 7.2 percent Senior Unsecured Notes in June 2012, an increase in inventories of $65.9 million driven by the impact of higher production to meet demand and the Stellite acqusition, an increase in accounts receivable of $31.2 million due to higher sales and accounts receivable acquired in the business acquisition and a decrease in other current liabilities of $19.6 million driven primarily by lower incentive compensation accrual, partially offset by a decrease in cash and cash equivalents of $88.1 million. Foreign currency effects accounted for $73.7 million of the working capital change.

Property, plant and equipment, net increased $45.1 million from $697.1 million at June 30, 2011 to $742.2 million at June 30, 2012, primarily due to capital additions of $103.0 million, consisting of equipment upgrades and acquired business assets of $76.1 million, partially offset by depreciation expense of $87.7 million, unfavorable foreign currency impact of $36.5 million and capital disposals of $6.9 million.

At June 30, 2012, other assets were $1,009.0 million, an increase of $239.2 million from $769.8 million at June 30, 2011. The driver for the increase was an increase in goodwill of $208.0 million and an increase in other intangible assets of $91.2 million, partially offset by a decrease in various other assets of $55.2 million. The change in goodwill was primarily due to an increase of $242.6 million related to the business acquisition and unfavorable foreign currency effects of $34.6 million. The change in other intangible assets was due to an increase of $103.8 million related to the intangibles acquired as part of the Stellite acquisition, technology license intangible assets acquisition in our Infrastructure segment for $15.0 million, offset by amortization expense of $16.4 million and unfavorable foreign currency translation adjustments of $11.1 million. The decrease in other assets was primarily driven by higher pension liabilities from lower return on plan assets, which were partially offset by higher prepaid charges.

Long-term debt and capital leases increased $488.7 million to $490.6 million at June 30, 2012 from $1.9 million at June 30, 2011. The increase was driven by the issuance of $300 million of senior unsecured notes which are due in 2022 and borrowings on the 2011 Credit Agreement for the acquisition of Stellite.

Kennametal Shareowners’ equity was $1,643.9 million at June 30, 2012, an increase of $5.8 million from $1,638.1 million in the prior year. The increase was primarily due to net income attributable to Kennametal of $307.2 million and capital stock issued under employee benefit and stock plans of $42.0 million, partially offset by foreign currency translation adjustments of $137.1 million, the effect of amortization of employee benefit plan gains into other comprehensive (loss) income of $84.7 million, purchase of capital stock of $66.9 million and cash dividends paid to Shareowners of $43.6 million.

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

Other Environmental Issues We establish and maintain reserves for other potential environmental issues. At June 30, 2012 and 2011, the total of accruals for these reserves was $5.1 million and $5.4 million, respectively. These totals represent anticipated costs associated with the remediation of these issues. We recorded additional reserves of $0.6 million and $1.5 million in 2012 and 2011, respectively. Additional reserves recorded in 2012 primarily relate to the business acquisition. We recorded favorable foreign currency translation adjustments of $0.5 million during 2012 and unfavorable foreign currency translation adjustments of $0.6 million during 2011. Cash payments of $0.4 million and $0.8 million were made against these reserves during 2012 and 2011, respectively. In 2011, we also had a $1.1 million reversal of an international environmental liability and payment of a civil penalty of $0.2 million related to our Chestnut Ridge, Pennsylvania facility closure. We maintain a Corporate EHS Department to monitor compliance with environmental regulations and to oversee remediation activities. In addition, we have designated EHS coordinators who are responsible for each of our global manufacturing facilities. Our financial management team periodically meets with members of the Corporate EHS Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly basis, we review financial provisions and reserves for environmental contingencies and adjust these reserves when appropriate.

EFFECTS OF INFLATION Despite modest inflation in recent years, rising costs, including the cost of certain raw materials, continue to affect our operations throughout the world. We strive to minimize the effects of inflation through cost containment, productivity improvements and price increases.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES In preparing our financial statements in conformity with accounting principles generally accepted in the U.S. (U.S. GAAP), we make judgments and estimates about the amounts reflected in our financial statements. As part of our financial reporting process, our management collaborates to determine the necessary information on which to base our judgments and develops estimates used to prepare the financial statements. We use historical experience and available information to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of different facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in our financial statements. Our significant accounting policies are described in Note 2 of our consolidated financial statements set forth in Item 8. We believe that the following discussion addresses our critical accounting policies.

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

We recognize revenue related to the sale of specialized assembled machines upon customer acceptance and installation, as installation is deemed essential to the functionality of a specialized assembled machine. Sales of specialized assembled machines were immaterial for 2012, 2011 and 2010.

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

In the valuation of our pension and other postretirement and postemployment benefit liabilities, management utilizes various assumptions. We determine our discount rate based on investment grade bond yield curves with a duration that approximates the benefit payment timing of each plan. This rate can fluctuate based on changes in investment grade bond yields. At June 30, 2012, a hypothetical 25 basis point increase or decrease in our discount rates would increase or decrease, respectively, our pre-tax income by approximately $2.1 million.

The long-term rate of return on plan assets is estimated based on an evaluation of historical returns for each asset category held by the plans, coupled with the current and short-term mix of the investment portfolio. The historical returns are adjusted for expected future market and economic changes. This return will fluctuate based on actual market returns and other economic factors.

The rate of future health care cost increases is based on historical claims and enrollment information projected over the next fiscal year and adjusted for administrative charges. This rate is expected to decrease until 2029. At June 30, 2012, a hypothetical 1 percent increase or decrease in our health care cost trend rates would be immaterial to our pre-tax income.

Future compensation rates, withdrawal rates and participant retirement age are determined based on historical information. These assumptions are not expected to significantly change. Mortality rates are determined based on a review of published mortality tables.

We expect to contribute $10.4 million and $2.3 million to our pension and other postretirement benefit plans, respectively, in 2013.

Allowance for Doubtful Accounts We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the creditworthiness of our customers based on multiple sources of information and analyze additional factors such as our historical bad debt experience, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. This assessment requires significant judgment. If the financial condition of our customers was to deteriorate, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at June 30, 2012.

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

Income Taxes Realization of our deferred tax assets is primarily dependent on future taxable income, the timing and amount of which are uncertain, in part, due to the expected profitability of certain foreign subsidiaries. A valuation allowance is recognized if it is “more likely than not” that some or all of a deferred tax asset will not be realized. As of June 30, 2012, the deferred tax assets net of valuation allowances relate primarily to net operating loss carryforwards, pension benefits, accrued employee benefits and inventory reserves. In the event that we were to determine that we would not be able to realize our deferred tax assets in the future, an increase in the valuation allowance would be required. In the event we were to determine that we are able to use our deferred tax assets and a valuation allowance had been recorded against the deferred tax assets, a decrease in the valuation allowance would be required.

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

Issued

In June 2012, the Financial Accounting Standards Board (FASB) issued additional guidance on testing indefinite lived intangible assets for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite lived intangible assets is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. This guidance is effective for Kennametal beginning July 1, 2013, with early adoption is permitted.

In December 2011, the FASB deferred the requirement to present reclassifications of other comprehensive income on the face of the income statement. Companies would still be required to adopt the other requirements contained in the accounting guidance on presentation of other comprehensive income. This guidance is effective for Kennametal beginning July 1, 2012.

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

The following provides additional information on our use of derivative instruments. Included below is a sensitivity analysis that is based upon a hypothetical 10 percent weakening or strengthening in the U.S. dollar compared to the June 30, 2012 foreign currency rates and the effective interest rates under our current borrowing arrangements. We compared the contractual derivative and borrowing arrangements in effect at June 30, 2012 to the hypothetical foreign exchange or interest rates in the sensitivity analysis to determine the effect on interest expense, pre-tax income or accumulated other comprehensive (loss) income. Our analysis takes into consideration the different types of derivative instruments and the applicability of hedge accounting.

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

Our foreign exchange hedging program minimizes our exposure to foreign exchange rate movements. This exposure arises largely from anticipated cash flows from cross-border intercompany sales of products and services. This program utilizes range forwards and forward contracts primarily to sell foreign currency. The notional amounts of the contracts translated into U.S. dollars at June 30, 2012 and 2011 rates were $69.9 million and $37.6 million, respectively. We would have received immaterial amounts at June 30, 2012 to settle these contracts, which represent the fair value of these contracts. We would have paid immaterial amounts at June 30, 2011 to settle these contracts, which represent the fair value of these contracts. At June 30, 2012, a hypothetical 10 percent strengthening or weakening of the U.S. dollar would have changed accumulated other comprehensive (loss) income, net of tax, by $2.2 million.

In addition, we may enter into forward contracts to hedge transaction exposures or significant cross-border intercompany loans by either purchasing or selling specified amounts of foreign currency at a specified date. At June 30, 2012 and 2011, we had outstanding forward contracts to purchase and sell foreign currency with notional amounts, translated into U.S. dollars at June 30, 2012 and 2011 rates, of $125.7 million and $39.3 million, respectively. At June 30, 2012, a hypothetical 10 percent change in the year-end exchange rates would have resulted in an increase or decrease in pre-tax income of $14.6 million related to these positions.

Interest Rate Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We seek to manage our interest rate risk in order to balance our exposure between fixed and floating rates, while attempting to minimize our borrowing costs. To achieve these objectives, we primarily use interest rate swap contracts to manage exposure to interest rate changes related to these borrowings. We had forward starting interest rate swap contracts outstanding for forecasted transactions that effectively converted a cumulative notional amount of $150.0 million from floating to fixed interest rates as of June 30, 2011. In February 2012, we settled forward starting interest rate swap contracts to convert this $150.0 million of our floating rate debt to fixed rate debt. Upon settlement, we made a cash payment of $22.4 million. The loss is being amortized as a component of interest expense over the term of the related debt using the effective interest rate method. We would have paid $2.4 million at June 30, 2011 to settle these interest rate swap contracts, which represented the fair value of these contracts.

DEBT AND NOTES PAYABLE At June 30, 2012 and 2011, we had $565.7 million and $312.9 million, respectively, of outstanding debt, including capital leases and notes payable. Effective interest rates as of June 30, 2012 and 2011 were 4.1 percent and 4.8 percent, respectively, including the effect of termination/settlement of interest rate swaps. A hypothetical change of 10 percent in interest rates from June 30, 2012 levels would increase or decrease annual interest expense by approximately $0.4 million.

On February 14, 2012, we issued $300 million of 3.875 percent Senior Unsecured Notes due in 2022. Interest will be paid semi-annually on February 15 and August 15 of each year. We settled forward starting interest rate swap contracts related to the bond issuance as further discussed in Note 7 set forth in Item 8. We applied the net proceeds from this notes offering to the repayment of our 7.2 percent Senior Unsecured Notes on their June 15, 2012 maturity date.

On October 21, 2011, we entered into an amendment to our 2010 Credit Agreement. The new five-year, multi-currency, revolving credit facility (2011 Credit Agreement) permits revolving credit loans of up to $600.0 million for working capital, capital expenditures and general corporate purposes and extends to October 2016. We had $212.2 million of borrowings outstanding under the 2011 Credit Agreement as of June 30, 2012.

Also during July 2009, the Company completed the issuance of 8.1 million shares of its common stock generating net proceeds of $120.7 million which were used to pay down outstanding indebtedness under the revolving credit facility.

FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS Foreign currency exchange rate fluctuations materially decreased diluted earnings per share by $0.05 in 2012 and by $0.06 in 2011 and materially increased diluted earnings per share in 2010 by $0.07. Foreign currency exchange rate fluctuations may have a material impact on future earnings in the short term and long term.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has conducted an assessment of the Company’s internal controls over financial reporting as of June 30, 2012 using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We acquired all of the shares of Deloro Stellite Holdings 1 Limited (Stellite) on March 1, 2012, and it represented approximately 17 percent of our total assets and 3 percent of our total revenues as of June 30, 2012. As this acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Stellite. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment in the year of acquisition.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2012, based on criteria in Internal Control – Integrated Framework issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareowners of Kennametal Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareowners’ equity and cash flow present fairly, in all material respects, the financial position of Kennametal Inc. and its subsidiaries at June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Deloro Stellite Holdings 1 Limited from its assessment of internal control over financial reporting as of June 30, 2012 because it was acquired by the Company in a business combination during March 2012. We have also excluded Deloro Stellite Holdings 1 Limited from our audit of internal control over financial reporting. Deloro Stellite Holdings 1 Limited is a wholly-owned subsidiary whose total assets and total revenues represent $526.7 million and $90.1 million, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2012.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

August 13, 2012

CONSOLIDATED STATEMENTS OF INCOME

Year ended June 30 (in thousands, except per share data)	2012	2011	2010

Sales	$2,736,246	$2,403,493	$1,884,067
Cost of goods sold	1,741,996	1,519,102	1,256,339
Gross profit	994,250	884,391	627,728
Operating expense	561,490	538,530	477,487
Restructuring charges (Note 15)	-	12,586	43,923
Amortization of intangibles	16,351	11,602	13,090
Operating income	416,409	321,673	93,228
Interest expense	27,215	22,760	25,203
Other (income) expense, net	(775)	2,780	(8,577)
Income from continuing operations before income taxes	389,969	296,133	76,602
Provision for income taxes (Note 12)	79,136	63,856	26,977
Income from continuing operations	310,833	232,277	49,625
Loss from discontinued operations (Note 5)	-	-	(1,423)
Net income	310,833	232,277	48,202
Less: Net income attributable to noncontrolling interests	3,603	2,550	1,783
Net income attributable to Kennametal	$307,230	$229,727	$46,419

Amounts attributable to Kennametal Shareowners:
Income from continuing operations	$307,230	$229,727	$47,842
Loss from discontinued operations (Note 5)	-	-	(1,423)
Net income attributable to Kennametal	$307,230	$229,727	$46,419

PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL
Basic earnings per share:
Continuing operations	$3.83	$2.80	$0.59
Discontinued operations	-	-	(0.02)
	$3.83	$2.80	$0.57

Diluted earnings per share:
Continuing operations	$3.77	$2.76	$0.59
Discontinued operations	-	-	(0.02)
	$3.77	$2.76	$0.57

Dividends per share	$0.54	$0.48	$0.48

Basic weighted average shares outstanding	80,216	82,063	80,966

Diluted weighted average shares outstanding	81,439	83,173	81,690

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of June 30 (in thousands, except per share data)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$116,466	$204,565
Accounts receivable, less allowance for doubtful accounts of $12,530 and $20,958	478,989	447,835
Inventories (Note 8)	585,856	519,973
Deferred income taxes (Note 12)	51,017	60,257
Other current assets	50,634	54,955
Total current assets	1,282,962	1,287,585
Property, plant and equipment:
Land and buildings	379,034	373,971
Machinery and equipment	1,396,359	1,396,306
Less accumulated depreciation	(1,033,192)	(1,073,215)
Property, plant and equipment, net	742,201	697,062
Other assets:
Investments in affiliated companies	685	829
Goodwill (Note 2)	719,350	511,328
Other intangible assets, less accumulated amortization of $89,886 and $78,712 (Note 2)	243,487	152,279
Deferred income taxes (Note 12)	25,205	29,876
Other	20,298	75,510
Total other assets	1,009,025	769,822
Total assets	$3,034,188	$2,754,469

LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases (Note 10)	$33,572	$307,304
Notes payable to banks (Note 11)	41,565	3,659
Accounts payable	219,475	222,678
Accrued income taxes (Note 12)	39,270	38,098
Accrued vacation pay	35,987	37,311
Accrued payroll	61,190	65,265
Other current liabilities (Note 9)	147,563	167,206
Total current liabilities	578,622	841,521
Long-term debt and capital leases, less current maturities (Note 10)	490,608	1,919
Deferred income taxes (Note 12)	69,134	83,310
Accrued postretirement benefits (Note 13)	22,766	17,853
Accrued pension benefits (Note 13)	167,981	117,066
Accrued income taxes (Note 12)	3,964	3,094
Other liabilities	32,892	31,065
Total liabilities	1,365,967	1,095,828
Commitments and contingencies (Note 19)
EQUITY
Kennametal Shareowners' Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	-	-
Capital stock, $1.25 par value; 120,000 shares authorized; 80,085 and 81,129 shares issued	100,106	101,411
Additional paid-in capital	447,433	470,758
Retained earnings	1,246,973	983,374
Accumulated other comprehensive (loss) income	(150,662)	82,529
Total Kennametal Shareowners’ Equity	1,643,850	1,638,072
Noncontrolling interests	24,371	20,569
Total equity	1,668,221	1,658,641
Total liabilities and equity	$3,034,188	$2,754,469

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

Year ended June 30 (in thousands)	2012	2011	2010
OPERATING ACTIVITIES
Net income	$310,833	$232,277	$48,202
Adjustments for non-cash items:
Depreciation	87,722	81,869	83,339
Amortization	16,351	11,602	13,090
Stock-based compensation expense	21,500	18,852	16,640
Restructuring charges (Note 15)	-	2,914	855
Loss on divestitures	-	-	527
Deferred income tax provision (benefit)	28,602	(7,881)	230
Other	(12,702)	(9,872)	(4,506)
Changes in certain assets and liabilities:
Accounts receivable	(10,891)	(89,153)	(58,245)
Inventories	(63,833)	(124,082)	(2,576)
Accounts payable and accrued liabilities	(57,003)	100,325	40,985
Accrued income taxes	(14,157)	22,158	19,227
Other	(16,842)	(8,212)	7,060
Net cash flow provided by operating activities	289,580	230,797	164,828
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(103,036)	(83,442)	(56,679)
Disposals of property, plant and equipment	6,886	9,755	5,141
Business acquisitions, net of cash acquired (Note 4)	(382,562)	-	(16,969)
Purchase of technology license (Note 2)	(10,000)	-	-
Proceeds from divestitures (Note 5)	-	-	27,788
Proceeds from sale of investments in affiliated companies	-	1,723	23
Other	1,447	139	276
Net cash flow used for investing activities	(487,265)	(71,825)	(40,420)
FINANCING ACTIVITIES
Net increase (decrease) in notes payable	38,198	(15,992)	(27,335)
Net increase in short-term revolving and other lines of credit	27,200	-	-
Term debt borrowings	1,509,767	450,109	564,366
Term debt repayments	(1,324,426)	(451,748)	(680,023)
Purchase of capital stock	(66,876)	(57,909)	(306)
Settlement of interest rate swap agreement (Note 7)	(22,406)	-	-
Net proceeds from equity offering	-	-	120,696
Dividend reinvestment and the effect of employee benefit and stock plans	24,635	18,328	10,677
Cash dividends paid to shareowners	(43,631)	(39,801)	(39,316)
Other	(11,162)	988	(6,926)
Net cash flow provided by (used for) financing activities	131,299	(96,025)	(58,167)
Effect of exchange rate changes on cash and cash equivalents	(21,713)	23,489	(17,935)
CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(88,099)	86,436	48,306
Cash and cash equivalents, beginning of period	204,565	118,129	69,823
Cash and cash equivalents, end of period	$116,466	$204,565	$118,129

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

	2012		2011		2010
Year ended June 30 (in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
CAPITAL STOCK
Balance at beginning of year	81,129	$101,411	81,903	$102,379	73,232	$91,540
Dividend reinvestment	8	10	8	10	12	15
Capital stock issued under employee benefit and stock plans	956	1,195	721	901	621	776
Equity offering	-	-	-	-	8,050	10,063
Purchase of capital stock	(2,008)	(2,510)	(1,503)	(1,879)	(12)	(15)
Balance at end of year	80,085	100,106	81,129	101,411	81,903	102,379
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		470,758		492,454		357,839
Dividend reinvestment		282		354		290
Capital stock issued under employee benefit and stock plans		40,758		33,980		23,986
Equity offering		-		-		110,630
Purchase of capital stock		(64,365)		(56,030)		(291)
Balance at end of year		447,433		470,758		492,454
RETAINED EARNINGS
Balance at beginning of year		983,374		793,448		786,345
Net income		307,230		229,727		46,419
Cash dividends paid to shareowners		(43,631)		(39,801)		(39,316)
Balance at end of year		1,246,973		983,374		793,448
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance at beginning of year		82,529		(72,781)		11,719
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax		(11,623)		(679)		(936)
Reclassification of unrealized loss (gain) on expired derivatives designated and qualified as cash flow hedges, net of tax		272		642		(1,482)
Unrecognized net pension and other postretirement benefit (loss) gains, net of tax		(90,686)		28,087		(17,397)
Reclassification of net pension and other postemployment benefit losses, net of tax		5,964		7,131		2,975
Foreign currency translation adjustments, net of tax		(137,118)		120,129		(67,660)
Other comprehensive (loss) income, net of tax		(233,191)		155,310		(84,500)
Balance at end of year		(150,662)		82,529		(72,781)
NONCONTROLLING INTERESTS
Balance at beginning of year		20,569		17,943		20,012
Net income		3,603		2,550		1,783
Other comprehensive (loss) income, net of tax		(3,679)		2,229		(1,177)
Purchase of noncontrolling interests		5,211		-		(401)
Cash dividends paid to noncontrolling interests		(1,333)		(2,153)		(2,274)
Balance at end of year		24,371		20,569		17,943
Total equity, June 30		$1,668,221		$1,658,641		$1,333,443

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

CASH AND CASH EQUIVALENTS Cash investments having original maturities of three months or less are considered cash equivalents. Cash equivalents principally consist of investments in money market funds and bank deposits at June 30, 2012.

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

INVENTORIES Inventories are stated at the lower of cost or market. We use the last-in, first-out (LIFO) method for determining the cost of a significant portion of our United States (U.S.) inventories. The cost of the remainder of our inventories is determined under the first-in, first-out or average cost methods. When market conditions indicate an excess of carrying costs over market value, a lower-of-cost-or-market provision is recorded. Excess and obsolete inventory reserves are established based upon our evaluation of the quantity of inventory on hand relative to demand. The excess and obsolete inventory reserve at June 30, 2012 and 2011 was $55.0 million and $55.3 million, respectively.

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are carried at cost. Major improvements are capitalized, while maintenance and repairs are expensed as incurred. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income. Interest related to the construction of major facilities is capitalized as part of the construction costs and is depreciated over the facilities estimated useful life.

Depreciation for financial reporting purposes is computed using the straight-line method over the following estimated useful lives: building and improvements over 15-40 years; machinery and equipment over 4-15 years; furniture and fixtures over 5-10 years and computer hardware and software over 3-5 years.

Leased property and equipment under capital leases are depreciated using the straight-line method over the terms of the related leases.

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

The carrying amount of goodwill attributable to each segment at June 30 is as follows:

(in thousands)	Industrial	Infrastructure	Total
Goodwill	$393,974	$246,311	$640,285
Accumulated impairment losses	(150,842)	-	(150,842)
Balance as of June 30, 2010	$243,132	$246,311	$489,443

Translation	17,971	3,914	21,885
Change in goodwill	17,971	3,914	21,885
Goodwill	$411,945	$250,225	$662,170
Accumulated impairment losses	(150,842)	-	(150,842)
Balance as of June 30, 2011	$261,103	$250,225	$511,328

Acquisition	$-	$242,553	$242,553
Translation	(17,062)	(17,469)	(34,531)
Change in goodwill	(17,062)	225,084	208,022
Goodwill	394,883	475,309	870,192
Accumulated impairment losses	(150,842)	-	(150,842)
Balance as of June 30, 2012	$244,041	$475,309	$719,350

We recorded no goodwill or other intangible asset impairments in 2012, 2011 and 2010.

The components of our other intangible assets were as follows as of June 30:

	Estimated	June 30, 2012		June 30, 2011
(in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract-based	4 to 15	$21,450	$(6,423)	$6,349	$(5,380)
Technology-based and other	4 to 17	37,594	(24,384)	39,743	(25,442)
Customer-related	10 to 20	178,500	(44,354)	113,977	(38,275)
Unpatented technology	15 to 30	46,035	(6,943)	19,540	(4,740)
Trademarks	5 to 20	13,977	(7,782)	10,902	(4,875)
Trademarks	Indefinite	35,817	-	40,480	-
Total		$333,373	$(89,886)	$230,991	$(78,712)

\

As of March 1, 2012 we acquired Stellite in our Infrastructure segment. As a result we increased goodwill by $242.6 million and other intangible assets by $103.8 million based on purchase price allocations. We recorded customer-related intangible assets of $73.8 million with an estimated useful life of 20 years, unpatented technology-based intangible assets of $28.3 million with an estimated useful life of 15 - 17 years and trademarks of $1.7 million with an estimated useful life of 5 years. These intangible assets will be amortized using the straight-line method over their respective estimated useful lives.

During the year ended June 30, 2012, we entered into a technology license agreement in our Infrastructure segment. This resulted in a $15.0 million increase of contract-based intangible assets. The technology license agreement will be amortized using the straight-line method over an estimated useful life of 10 years.

During 2012, we recorded foreign currency translation adjustments which decreased intangible assets by $11.1 million. During 2011, we recorded foreign currency translation adjustments which increased intangible assets by $8.5 million.

Amortization expense for intangible assets was $16.4 million, $11.6 million and $13.1 million for 2012, 2011 and 2010, respectively. Estimated amortization expense for 2013 through 2017 is $20.9 million, $19.9 million, $19.1 million, $18.8 million, and $16.9 million, respectively.

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

For purposes of determining the number of diluted shares outstanding at June 30, 2012, 2011 and 2010, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options, unvested restricted stock awards and unvested restricted stock units by 1.2 million, 1.1 million and 0.7 million shares, respectively. Unexercised capital stock options, restricted stock units and restricted stock awards of 0.7 million, 0.4 million and 2.3 million shares at June 30, 2012, 2011, and 2010, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore the inclusion would have been anti-dilutive.

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

We recognize revenue related to the sale of specialized assembled machines upon customer acceptance and installation, as installation is deemed essential to the functionality of a specialized assembled machine. Sales of specialized assembled machines were immaterial for 2012, 2011 and 2010.

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

Capital stock options are granted to eligible employees at fair market value at the date of grant. Capital stock options are exercisable under specified conditions for up to 10 years from the date of grant. On October 26, 2010, the Company’s Shareowners approved the Kennametal Inc., Stock and Incentive Plan of 2010 (2010 Plan). The 2010 Plan authorizes the issuance of up to 3,500,000 shares of the Company’s capital stock plus any shares remaining unissued under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended (2002 Plan). Under the provisions of these Plans, participants may deliver our stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair value of shares delivered during 2012, 2011 and 2010 was $0.4 million, $0.8 million and $0.1 million, respectively. In addition to stock option grants, these Plans permit the award of stock appreciation rights, performance share awards, performance unit awards, restricted stock awards, restricted unit awards and share awards to directors, officers and key employees.

RESEARCH AND DEVELOPMENT COSTS Research and development costs of $38.3 million, $33.3 million and $28.0 million in 2012, 2011 and 2010, respectively, were expensed as incurred. These costs are included in operating expense in the consolidated statements of income.

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

CASH FLOW HEDGES Currency Forward contracts and range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive (loss) income, and are recognized as a component of other (income) expense, net when the underlying sale of products or services is recognized into earnings.

Interest Rate Floating-to-fixed interest rate swap contracts, designated as cash flow hedges, are entered into from time to time to hedge our exposure to interest rate changes on a portion of our floating rate debt. These interest rate swap contracts convert a portion of our floating rate debt to fixed rate debt. We record the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to accumulated other comprehensive (loss) income.

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

FOREIGN CURRENCY TRANSLATION Assets and liabilities of international operations are translated into U.S. dollars using year-end exchange rates, while revenues and expenses are translated at average exchange rates throughout the year. The resulting net translation adjustments are recorded as a component of accumulated other comprehensive (loss) income. The local currency is the functional currency of most of our locations. Losses from foreign currency transactions included in other (income) expense, net were $2.6 million and $6.6 million for 2012 and 2011, respectively. Gains from foreign currency transactions included in other (income) expense, net were $3.5 million for 2010.

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

Issued

In June 2012, the Financial Accounting Standards Board (FASB) issued additional guidance on testing indefinite lived intangible assets for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite lived intangible assets is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. This guidance is effective for Kennametal beginning July 1, 2013, with early adoption is permitted.

In December 2011, the FASB deferred the requirement to present reclassifications of other comprehensive income on the face of the income statement. Companies would still be required to adopt the other requirements contained in the accounting guidance on presentation of other comprehensive income. This guidance is effective for Kennametal beginning July 1, 2012.

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

NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION

Year ended June 30 (in thousands)	2012	2011	2010
Cash paid during the period for:
Interest	$27,395	$26,624	$28,626
Income taxes	55,728	60,459	3,788
Supplemental disclosure of non-cash information:
Contribution of capital stock to employees' defined contribution benefit plans	-	948	6,352

NOTE 4 — ACQUISITION

On March 1, 2012, the Company acquired all of the shares of Stellite pursuant to the terms of the Share Sale and Purchase Agreement dated January 13, 2012. The U.K.-based Stellite is a global manufacturer and provider of alloy-based critical wear solutions for extreme environments involving high temperature, corrosion and abrasion. Stellite employs approximately 1,300 people across seven primary operating facilities globally, including locations in the U.S., Canada, Germany, Italy, India and China. Stellite’s proprietary metal alloys, materials expertise, engineering design and fabrication capabilities complement Kennametal’s current business in the oil and gas, power generation, transportation and aerospace end markets. This acquisition is in alignment with Kennametal’s growth strategy and positions us to further achieve geographic and end market balance.

Kennametal acquired Stellite for a purchase price of $382.6 million; net of cash acquired, and funded the acquisition through existing credit facilities and operating cash flows. As part of the acquisition of Stellite, Kennametal incurred $8.9 million of acquisition related costs, which are included in operating expense.

Purchase Price Allocation

This acquisition was accounted for under the acquisition method of accounting and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on fair values at the date of the acquisition. The Consolidated Balance Sheet as of June 30, 2012 reflects the allocation of the purchase price.

The allocation of the total purchase price to the fair values of the assets acquired and liabilities assumed is as follows:

(in thousands)	Total
ASSETS
Current assets:
Accounts receivable	$ 44,414
Inventories	42,270
Other current assets	5,094
Total current assets	91,778
Property and equipment	76,146
Goodwill	242,553
Other intangible assets	103,793
Deferred income taxes	22,392
Other	70
Total assets	$ 536,732

LIABILITIES
Current liabilities:
Short term debt and current maturities of long-term debt	$ 4,685
Accounts payable	43,534
Accrued income taxes	24,688
Other current liabilities	17,487
Total current liabilities	90,394
Long-term debt and capital leases	5,379
Deferred income taxes	48,537
Other long-term liabilities	4,649
Total liabilities	148,959
Noncontrolling interest	5,211
Net assets acquired	$ 382,562

In connection with this acquisition, we identified and valued certain intangible assets, including existing customer relationships, technologies and trademarks, as discussed in Note 2. The goodwill recorded of $242.6 million is not deductible for tax purposes and is attributable to the operating synergies we expect to gain from the acquisition. These intangible assets are part of the Infrastructure segment.

The accompanying Consolidated Statement of Income, for the year ended June 30, 2012 includes net sales of $90.1 million and a net loss of $7.1 million related to Stellite since the acquisition date. This includes $8.9 million of acquisition related pre-tax costs.

Unaudited Pro Forma Financial Information

The following unaudited pro forma summary of operating results presents the consolidated results of operations as if the Stellite acquisition had occurred on July 1, 2010. These amounts were calculated after the conversion to U.S. GAAP, applying our accounting policies and adjusting Stellite’s results to reflect increased depreciation and amortization expense resulting from recording fixed assets and intangible assets at fair value and decreasing interest expense to reflect Kennametal’s more favorable borrowing rate, together with the related tax effects. The pro forma results for the year ended June 30, 2012 included $10.1 million of acquisition and integration related pre-tax costs. The pro forma results for the year ended June 30, 2011 includes $14.3 million of acquisition and integration related pre-tax costs. The pro forma results have been presented for comparative purposes only and are not indicative of future results of operations or what would have occurred had the acquisition been made on July 1, 2010.

Year ended June 30 (in thousands)	2012	2011
Pro forma (unaudited):
Net Sales	$3,042,987	$2,675,119
Net income attributable to Kennametal	$333,808	$238,409

Per share data attributable to Kennametal :
Basic earnings per share	$4.16	$2.91
Diluted earnings per share	$4.10	$2.87

NOTE 5 — DISCONTINUED OPERATIONS

Effective June 30, 2009, we divested our high speed steel business (HSS) from our Industrial segment as part of our continuing focus to shape our business portfolio and rationalize our manufacturing footprint. This divestiture was accounted for as discontinued operations. The net assets disposed of as a result of this transaction had a net book value of approximately $51 million and consisted primarily of inventory and equipment, as well as owned and leased facilities. Cash proceeds from this divestiture amounted to $28.5 million, the majority of which was received in 2010. We incurred pre-tax charges related to the divestiture of $2.3 million and net of tax charges of $1.4 million during 2010. The pre-tax charges as well as the related tax effects were recorded in discontinued operations. No additional pre-tax charges were incurred related to this divestiture.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3: Inputs that are unobservable.

As of June 30, 2012 the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$-	$1,855	$-	$ 1,855
Total assets at fair value	$-	$1,855	$-	$ 1,855

Liabilities:
Derivatives (1)	$-	$193	$-	$ 193
Total liabilities at fair value	$-	$193	$-	$ 193

As of June 30, 2011 the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$-	$896	$-	$ 896
Total assets at fair value	$-	$896	$-	$ 896

Liabilities:
Derivatives (1)	$-	$3,330	$-	$ 3,330
Total liabilities at fair value	$-	$3,330	$-	$ 3,330

(1) Foreign currency derivatives and interest rate swap contracts are valued based on observable market spot and forward rates and are classified within Level 2 of the fair value hierarchy.

NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As part of our financial risk management program, we use certain derivative financial instruments. See Note 2 for discussion on our derivative instruments and hedging activities policy.

The fair value of derivatives designated and not designated as hedging instruments in the consolidated balance sheets at June 30 is as follows:

`	2012	2011
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$554	$87
Other current liabilities - range forward contracts	(193)	(159)
Other assets - range forward contracts	3	-
Other assets - forward starting interest rate swap contracts	-	772
Other liabilities - forward starting interest rate swap contracts	-	(3,169)
Total derivatives designated as hedging instruments	364	(2,469)
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	1,298	37
Other current liabilities - currency forward contracts	-	(2)
Total derivatives not designated as hedging instruments	1,298	35
Total derivatives	$1,662	$(2,434)

The following represents (gains) losses related to derivatives not designated as hedging instruments for the years ended June 30:

(in thousands)	2012	2011	2010
Other (income) expense, net - currency forward contracts	$(1,149)	$(1,138)	$1,077

FAIR VALUE HEDGES

Fixed-to-floating interest rate swap contracts, designated as fair value hedges, are entered into from time to time to hedge our exposure to fair value fluctuations on a portion of our fixed rate debt. We had no such contracts outstanding at June 30, 2012 and 2011, respectively.

In February 2009, we terminated interest rate swap contracts to convert $200 million of our fixed rate debt to floating rate debt. These contracts were originally set to mature in June 2012. This gain was amortized as a component of interest expense over the remaining term of the related debt using the effective interest rate method. During the years ended June 30, 2012, 2011 and 2010 $5.9 million, $5.9 million and $5.6 million, respectively were recognized as a reduction in interest expense.

CASH FLOW HEDGES

Currency forward contracts and range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive (loss) income, and are recognized as a component of other (income) expense, net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at June 30, 2012 and 2011 was $69.9 million and $37.6 million, respectively. The time value component of the fair value of range forwards is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at June 30, 2012, we expect to recognize into earnings in the next 12 months $0.2 million of gains on outstanding derivatives.

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

In February 2012, we settled forward starting interest rate swap contracts to convert $150.0 million of our floating rate debt to fixed rate debt. Upon settlement, we made a cash payment of $22.4 million. The loss is being amortized as a component of interest expense over the term of the related debt using the effective interest rate method. During the year ended June 30, 2012, $0.7 million was recognized as interest expense. As of June 30, 2011, we recorded a liability of $2.4 million on these contracts which was recorded as a decrease to other comprehensive (loss) income, net of tax

The following represents gains (losses) related to cash flow hedges for the years ended June 30:

(in thousands)	2012	2011	2010
(Losses) gains recognized in other comprehensive (loss) income, net	$(11,793)	$(26)	$(962)

Losses (gains) reclassified from accumulated other comprehensive (loss) income into other (income) expense, net	$272	$645	$(1,107)

No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the years ended June 30, 2012, 2011 and 2010.

NOTE 8 — INVENTORIES

Inventories consisted of the following at June 30:

(in thousands)	2012	2011
Finished goods	$319,217	$303,716
Work in process and powder blends	252,035	202,940
Raw materials	135,454	109,683
Inventories at current cost	706,706	616,339
Less: LIFO valuation	(120,850)	(96,366)
Total inventories	$585,856	$519,973

We used the LIFO method of valuing our inventories for approximately 49 percent and 50 percent of total inventories at June 30, 2012 and 2011, respectively.

NOTE 9 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following at June 30:

(in thousands)	2012	2011
Accrued employee benefits	$33,783	$55,833
Payroll, state and local taxes	14,290	15,997
Accrued restructuring expense (Note 15)	1,329	12,711
Other	98,161	82,665
Total other current liabilities	$147,563	$167,206

NOTE 10 — LONG-TERM DEBT AND CAPITAL LEASES Long-term debt and capital lease obligations consisted of the following at June 30:

(in thousands)	2012	2011
3.875% Senior Unsecured Notes due 2022 net of discount of $0.4 million for 2012	$299,646	$-
Credit Agreement:
U.S. Dollar-denominated borrowings, 1.24% in 2012, due 2016	212,200	-
7.2% Senior Unsecured Notes due 2012 net of discount of $0.1 million for 2011 Also including interest rate swap adjustments of $6.1 million in 2011	-	305,954
Capital leases with terms expiring through 2018 at 2.3% to 5.7% in 2012 and 2.3% to 2.8% in 2011	6,195	3,113
Other	6,139	156
Total debt and capital leases	524,180	309,223
Less current maturities:
Long-term debt	(27,200)	(306,032)
Other	(5,814)	-
Capital leases	(558)	(1,272)
Total current maturities	(33,572)	(307,304)
Long-term debt and capital leases, less current maturities	$490,608	$1,919

Senior Unsecured Notes On February 14, 2012, we issued $300 million of 3.875 percent Senior Unsecured Notes due in 2022. Interest will be paid semi-annually on February 15 and August 15 of each year. We settled forward starting interest rate swap contracts related to the bond issuance as discussed in Note 7. We applied the net proceeds from this notes offering to the repayment of our 7.2 percent Senior Unsecured Notes at their June 15, 2012 maturity. The 7.2 percent 10 year Senior Unsecured Notes issued in June 2002 with an aggregate face amount of $300 million were reclassified to current maturities of long-term debt as of June 30, 2011 and were repaid at their June 15, 2012 maturity.

2011 Credit Agreement On October 21, 2011, we entered into an amendment to our 2010 Credit Agreement, which is used to augment cash from operations and as an additional source of funds. The new five-year, multi-currency, revolving credit facility (2011 Credit Agreement) extends to October 2016 and permits revolving credit loans of up to $600.0 million for working capital, capital expenditures and general corporate purposes. The 2011 Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2011 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us.

The 2011 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with these financial covenants as of June 30, 2012. We had $212.2 million of borrowings outstanding under the 2011 Credit Agreement as of June 30, 2012. We had no borrowings outstanding under the 2010 Credit Agreement as of June 30, 2011.

Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries.

Future principal maturities of long-term debt are $33.3 million in 2013, $185.0 million in 2016 and $300.0 million beyond 2017.

Future minimum lease payments under capital leases for the next five years and thereafter in total are as follows:

(in thousands)
2013	$803
2014	2,574
2015	1,658
2016	1,079
2017	601
After 2017	199
Total future minimum lease payments	6,914
Less amount representing interest	(719)
Amount recognized as capital lease obligations	$6,195

Our collateralized debt at June 30, 2012 and 2011 was comprised of industrial revenue bond obligations of $0.1 million and $0.2 million, respectively, and the capitalized lease obligations of $6.2 million and $3.1 million, respectively. The underlying assets collateralize these obligations.

NOTE 11 — NOTES PAYABLE AND LINES OF CREDIT

Notes payable to banks of $41.6 million and $3.7 million at June 30, 2012 and 2011, respectively, represents short-term borrowings under credit lines with commercial banks. These credit lines, translated into U.S. dollars at June 30, 2012 exchange rates, totaled $127.1 million at June 30, 2012, of which $85.5 million was unused. The weighted average interest rate for notes payable and lines of credit was 2.5 percent and 4.4 percent at June 30, 2012 and 2011, respectively.

NOTE 12 — INCOME TAXES

Income from continuing operations before income taxes consisted of the following for the years ended June 30:

(in thousands)	2012	2011	2010
Income from continuing operations before income taxes:
United States	$95,410	$69,042	$3,925
International	294,559	227,091	72,677
Total income from continuing operations before income taxes	$389,969	$296,133	$76,602

Current income taxes:
Federal	$23,313	$26,234	$1,915
State	2,275	1,063	1,376
International	24,946	44,440	23,456
Total current income taxes	50,534	71,737	26,747
Deferred income taxes	28,602	(7,881)	230
Provision for income taxes	$79,136	$63,856	$26,977

Effective tax rate	20.3%	21.6%	35.2%

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes was as follows for the years ended June 30:

(in thousands)	2012	2011	2010
Income taxes at U.S. statutory rate	$136,489	$103,647	$26,811
State income taxes, net of federal tax benefits	4,110	1,956	2,290
U.S. income taxes provided on international income	8,164	21,556	1,107
Combined tax effects of international income	(50,574)	(35,423)	(4,460)
Change in valuation allowance and other uncertain tax positions	(16,243)	(20,215)	2,024
Impact of domestic production activities deduction	(3,810)	(6,413)	(456)
Research and development credit	(1,515)	(2,685)	(460)
Other	2,515	1,433	121
Provision for income taxes	$79,136	$63,856	$26,977

During 2012, we recorded net valuation allowance adjustments of $6.9 million, which reduced income tax expense. The valuation allowance adjustments reflect a change in judgment about the realizability of certain deferred tax assets in the Netherlands. The effect of these tax benefits is included in the income tax reconciliation table under the caption “change in valuation allowance and other uncertain tax positions.”

During 2012, we recorded adjustments of $9.0 million related to the effective settlement of uncertain tax positions in the U.S., Europe and Asia, which reduced income tax expense. The effect of these tax benefits is included in the income tax reconciliation table under the caption “change in valuation allowance and other uncertain tax positions.”

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

The components of net deferred tax assets and liabilities were as follows at June 30:

(in thousands)	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$68,782	$65,768
Inventory valuation and reserves	26,363	29,646
Pension benefits	38,552	713
Other postretirement benefits	9,958	8,312
Accrued employee benefits	30,179	30,975
Other accrued liabilities	8,857	7,939
Hedging activities	13,338	13,528
Tax credits and other carryforwards	6,354	5,431
Other	-	2,558
Total	202,383	164,870
Valuation allowance	(19,502)	(25,662)
Total deferred tax assets	$182,881	$139,208

Deferred tax liabilities:
Tax depreciation in excess of book	$109,948	$98,957
Intangible assets	68,806	35,965
Other	448	-
Total deferred tax liabilities	$179,202	$134,922
Total net deferred tax assets	$3,679	$4,286

Included in deferred tax assets at June 30, 2012 is $68.8 million associated with net operating loss carryforwards in federal, state and foreign jurisdictions. Of that amount, $8.0 million expires through June 2017, $6.9 million expires through 2022, $7.0 million expires through 2027, $12.8 million expires through 2032, and the remaining $34.1 million do not expire. The realization of these tax benefits is primarily dependent on future taxable income in these jurisdictions.

A valuation allowance of $19.5 million has been placed against deferred tax assets in Europe, China, Hong Kong, Brazil and the U.S., which $16.1 million would be allocated to income tax expense and $3.4 million would be allocated to either income tax expense or goodwill, depending if realization of the deferred tax assets occurs during the measurement period. In 2012, the valuation allowance related to these deferred tax assets decreased by $6.2 million. As the respective operations generate sufficient income, the valuation allowances will be partially or fully reversed at such time we believe it will be more likely than not that the deferred tax assets will be realized. In 2012, a change in judgment about the realizability of certain deferred tax assets in the Netherlands occurred resulting in a reduction of the valuation allowance of $6.9 million.

June 30, 2012 unremitted earnings of our non-U.S. subsidiaries and affiliates of $1,428.4 million, the majority of which have not been previously taxed in the U.S., are considered permanently reinvested, and accordingly, no deferred tax liability has been recorded in connection therewith. It is not practical to estimate the income tax effect that might be incurred if cumulative prior year earnings not previously taxed in the U.S. were remitted to the U.S.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest) is as follows as of June 30:

(in thousands)	2012	2011
Balance at beginning of year	$18,289	$16,391
Increases for tax positions of prior years	946	-
Decreases for tax positions of prior years	-	(85)
Increases for tax positions related to the current year	116	285
Decreases for tax positions related to the current year	(1,635)	-
Decreases related to settlement with taxing authority	(7,280)	-
Decreases related to lapse of statute of limitations	(805)	(794)
Foreign currency translation	(2,333)	2,492
Balance at end of year	$7,298	$18,289

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in 2012, 2011 and 2010 is $6.4 million, $18.0 million and $15.8 million, respectively. Our policy is to recognize interest and penalties related to income taxes as a component of the provision for income taxes in the Consolidated Statement of Income. We recognized a reduction in interest of $0.9 million in 2012. We recognized interest expense of $0.9 million and $0.4 million for 2011 and 2010, respectively. We also recognized $0.3 million of penalty in 2012 through goodwill. As of June 30, 2012 and 2011 the amount of interest accrued was $1.9 million and $3.2 million, respectively. As of June 30, 2012 the amount of penalty accrued was $0.3 million.

With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2007. The Internal Revenue Service has audited all U.S. tax years prior to 2011 and will begin examining 2011 and 2012 during the next fiscal year. Various state and foreign jurisdiction tax authorities are in the process of examining our income tax returns for various tax years ranging from 2007 to 2010. We continue to execute and expand our pan-European business model. As a result of this and other matters, we continuously review our uncertain tax positions and evaluate any potential issues that may lead to an increase or decrease in the total amount of unrecognized tax benefits recorded. We believe that it is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $4.0 million to $5.0 million within the next twelve months as a result of the progression of various federal, state, and foreign audits in process.

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

In 2010, special termination benefits of $3.6 million, respectively, were recognized in the U.S.-based defined benefit pension plan due to an amendment of the plan for supplemental retirement benefits.

We use a June 30 measurement date for all of our plans.

Defined Benefit Pension Plans

The funded status of our pension plans and amounts recognized in the consolidated balance sheets as of June 30 were as follows:

(in thousands)	2012	2011
Change in benefit obligation:
Benefit obligation, beginning of year	$786,572	$759,075
Service cost	6,982	7,650
Interest cost	42,107	40,984
Participant contributions	34	39
Actuarial losses (gains)	153,680	(4,400)
Benefits and expenses paid	(39,051)	(37,082)
Foreign currency translation adjustment	(16,437)	22,074
Effect of acquired business/plan combinations	28,296	-
Plan amendments	-	675
Plan curtailments/settlements	(3,877)	(2,443)
Benefit obligation, end of year	$958,306	$786,572

Change in plan assets:
Fair value of plan assets, beginning of year	$725,466	$656,516
Actual return on plan assets	68,082	93,570
Company contributions	9,683	8,536
Participant contributions	34	39
Benefits and expenses paid	(39,051)	(37,082)
Plan curtailments/settlements	(3,877)	(2,443)
Effect of acquired business/plan combinations	26,438	-
Foreign currency translation adjustments	(2,932)	6,330
Fair value of plan assets, end of year	$783,843	$725,466

Funded status of plan	$(174,463)	$(61,106)

Amounts recognized in the balance sheet consist of:
Long-term prepaid benefit	$2,803	$63,579
Short-term accrued benefit obligation	(9,285)	(7,619)
Accrued pension benefits	(167,981)	(117,066)
Net amount recognized	$(174,463)	$(61,106)

The pre-tax amounts related to our defined benefit pension plans recognized in accumulated other comprehensive (loss) income were as follows at June 30:

(in thousands)	2012	2011
Unrecognized net actuarial losses	$191,340	$66,734
Unrecognized net prior service credits	(1,379)	(1,540)
Unrecognized transition obligations	1,193	1,202
Total	$191,154	$66,396

Prepaid pension benefits are included in other long-term assets. The assets of our U.S. and international defined benefit pension plans consist principally of capital stocks, corporate bonds and government securities.

To the best of our knowledge and belief, the asset portfolios of our defined benefit pension plans do not contain our capital stock. We do not issue insurance contracts to cover future annual benefits of defined benefit pension plan participants. Transactions between us and our defined benefit pension plans include the reimbursement of plan expenditures incurred by us on behalf of the plans. To the best of our knowledge and belief, the reimbursement of cost is permissible under current ERISA rules or local government law. The accumulated benefit obligation for all defined benefit pension plans was $938.5 million and $772.6 million as of June 30, 2012 and 2011, respectively.

Included in the above information are plans with accumulated benefit obligations exceeding the fair value of plan assets as of June 30 as follows:

(in thousands)	2012	2011
Projected benefit obligation	$855,697	$124,684
Accumulated benefit obligation	835,870	123,016
Fair value of plan assets	671,588	-

The components of net periodic pension cost include the following as of June 30:

(in thousands)	2012	2011	2010
Service cost	$ 6,982	$7,650	$7,949
Interest cost	42,107	40,984	42,437
Expected return on plan assets	(51,376)	(48,203)	(46,226)
Amortization of transition obligation	65	52	56
Amortization of prior service credit	(186)	(281)	(280)
Special termination benefits	-	-	3,577
Curtailment Loss	-	-	300
Settlement loss	1,253	18	-
Recognition of actuarial losses	8,259	12,277	4,447
Net periodic pension cost	$ 7,104	$12,497	$12,260

Net periodic pension cost decreased $5.4 million to $7.1 million in 2012 from $12.5 million in 2011. This decrease was primarily the result of discount rate changes and the expected return on plan assets.

As of June 30, 2012, the projected benefit payments, including future service accruals for these plans for 2013 through 2017, are $40.9 million, $41.7 million, $43.7 million, $45.7 million and $48.5 million, respectively and $277.5 million in 2018 through 2022.

The amounts of accumulated other comprehensive loss expected to be recognized in net periodic pension cost during 2013 related to net actuarial losses and transition obligations are $14.9 million and $0.1 million, respectively. The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost during 2013 related to prior service credit is $0.2 million.

We expect to contribute approximately $10.4 million to our pension plans in 2013.

Other Postretirement Benefit Plans

The funded status of our other postretirement benefit plans and the related amounts recognized in the consolidated balance sheets were as follows:

(in thousands)	2012	2011
Change in benefit obligation:
Benefit obligation, beginning of year	$19,771	$19,910
Service cost	75	77
Interest cost	1,029	1,037
Actuarial loss	7,345	2,474
Benefits paid	(3,408)	(3,203)
Plan amendment	(238)	(524)
Benefit obligation, end of year	$24,574	$19,771

Funded status of plan	$(24,574)	$(19,771)

Amounts recognized in the balance sheet consist of:
Short-term accrued benefit obligation	$(1,808)	$(1,918)
Accrued postretirement benefits	(22,766)	(17,853)
Net amount recognized	$(24,574)	$(19,771)

The pre-tax amounts related to our OPEB plans which were recognized in accumulated other comprehensive (loss) income were as follows at June 30:

(in thousands)	2012	2011
Unrecognized net actuarial losses (gains)	$6,538	$(864)
Unrecognized net prior service cost	(674)	(524)
Total	$5,864	$(1,388)

The components of net periodic other postretirement costs (benefit) include the following for the years ended June 30:

(in thousands)	2012	2011	2010
Service cost	$ 75	$77	$99
Interest cost	1,029	1,037	1,266
Amortization of prior service cost	(89)	-	8
Recognition of actuarial gains	(56)	(190)	(368)
Net periodic other postretirement benefit cost	$ 959	$924	$1,005

As of June 30, 2012, the projected benefit payments, including future service accruals for our other postretirement benefit plans for 2013 through 2017, are $2.3 million, $2.2 million, $2.1 million, $2.1 million, and $2.0 million, respectively and $8.4 million in 2018 through 2022.

The amounts of accumulated other comprehensive loss expected to be recognized in net periodic pension cost during 2013 related to net actuarial losses are $0.4 million. The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost during 2013 related to prior service credit is $0.1 million.

We expect to contribute approximately $2.3 million to our postretirement benefit plans in 2013.

Assumptions

The significant actuarial assumptions used to determine the present value of net benefit obligations for our defined benefit pension plans and other postretirement benefit plans were as follows:

	2012	2011	2010
Discount Rate:
U.S. plans	4.0%	5.5%	5.5%
International plans	4.0-5.0%	5.5-5.8%	5.0-5.5%
Rates of future salary increases:
U.S. plans	3.0-5.0%	3.0-5.0%	3.0-5.0%
International plans	2.5-4.0%	2.0-3.5%	3.5%

The significant assumptions used to determine the net periodic costs (benefits) for our pension and other postretirement benefit plans were as follows:

	2012	2011	2010
Discount Rate:
U.S. plans	5.5%	5.5%	6.5%
International plans	5.5-5.8%	5.0-5.5%	5.8-7.0%
Rates of future salary increases:
U.S. plans	3.0-5.0%	3.0-5.0%	3.0-5.0%
International plans	2.0-3.5%	3.5%	3.5%
Rate of return on plans assets:
U.S. plans	8.0%	8.0%	8.0%
International plans	5.8%	6.4%	6.7%

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

The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for our postretirement benefit plans was as follows:

	2012	2011	2010
Health care costs trend rate assumed for next year	8.1%	8.3%	8.6%
Rate to which the cost trend rate gradually declines	4.5%	4.5%	4.5%
Year that the rate reaches the rate at which it is assumed to remain	2029	2029	2029

Assumed health care cost trend rates have a significant effect on the cost components and obligation for the health care plans. A change of one percentage point in the assumed health care cost trend rates would have the following effects on the total service and interest cost components of our other postretirement cost and other postretirement benefit obligation at June 30, 2012:

(in thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components	$58	$(51)
Effect on other postretirement obligation	912	(800)

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

Our defined benefit pension plans’ asset allocations as of June 30, 2012 and 2011 and target allocations for 2013, by asset class, were as follows:

	2012	2011	Target %
Equity	30%	35%	30%
Fixed Income	65%	60%	70%
Other	5%	5%	0%

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

Other Other investments consist primarily of state and local obligations and short term instruments including money market funds, certificates of deposit and state and local obligations. These investments are primarily classified as level two and are valued using independent observable market inputs.

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

The following table presents the fair value of the benefit plan assets classified under the appropriate level of the fair value hierarchy as of June 30, 2012:

(in thousands)	Level 1	Level 2	Level 3	Total

Corporate fixed income securities	$-	$391,868	$-	$ 391,868
Common / collective trusts:
Value funds	-	96,216	-	96,216
Growth funds	-	52,011	-	52,011
Balanced funds	-	14,039	-	14,039
Common stock	76,685	-	-	76,685
Government securities:
U.S. Government securities	-	50,273	-	50,273
Foreign government securities	-	25,969	-	25,969
Other fixed income securities	-	36,165	-	36,165
Other	2,120	38,497	-	40,617
Total investments	$78,805	$705,038	$-	$ 783,843

The following table presents the fair value of the benefit plan assets classified under the appropriate level of the fair value hierarchy as of June 30, 2011:

(in thousands)	Level 1	Level 2	Level 3	Total

Corporate fixed income securities	$-	$333,955	$-	$ 333,955
Common / collective trusts:
Value funds	-	90,679	-	90,679
Growth funds	-	54,392	-	54,392
Balanced funds	-	15,798	-	15,798
Common stock	93,403	-	-	93,403
Government securities:
U.S. Government securities	-	30,236	-	30,236
Foreign government securities	-	27,465	-	27,465
Other fixed income securities	-	41,043	-	41,043
Other	1,723	36,772	-	38,495
Total investments	$95,126	$630,340	$-	$ 725,466

NOTE 14 — COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

(in thousands)	2012	2011	2010
Net income	$310,833	$232,277	$48,202
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of income tax benefit of $7.3 million, $0.4 million, and $0.6 million, respectively	(11,623)	(679)	(936)
Reclassification of unrealized loss (gain) on expired derivatives designated and qualified as cash flow hedges, net of income tax (benefit) expense of ($0.2) million, ($0.4)million, and $0.9 million, respectively	272	642	(1,482)
Unrecognized net pension and other postretirement benefit (loss) gain, net of income tax (benefit) expense of ($50.6) million, $11.9 million and ($14.1) million, respectively	(90,686)	28,087	(17,397)
Reclassification of net pension and other postretirement benefit loss, net of income tax benefit of $3.0 million, $3.9 million and $0.9 million, respectively	5,964	7,131	2,975
Foreign currency translation adjustments, net of income tax (benefit) expense of ($84.0) million, $21.4 million, and ($41.5) million, respectively	(140,797)	122,358	(68,837)
Total comprehensive income (loss)	73,963	389,816	(37,475)
Comprehensive (loss) income attributable to noncontrolling interests	(76)	4,779	606
Comprehensive income (loss) attributable to Kennametal Shareowners	$74,039	$385,037	$(38,081)

The components of accumulated other comprehensive (loss) income consist of the following at June 30 (in thousands):

2012	Pre-tax	Tax	After-tax
Unrealized loss on derivatives designated and qualified as cash flow hedges	$(21,487)	$8,240	$(13,247)
Unrecognized net actuarial losses	(203,239)	70,206	(133,033)
Unrecognized net prior service credit	2,053	(771)	1,282
Unrecognized transition obligation	(1,193)	(47)	(1,240)
Foreign currency translation adjustments	(59,707)	55,283	(4,424)
Total accumulated other comprehensive loss	$(283,573)	$132,911	$(150,662)

2011	Pre-tax	Tax	After-tax
Unrealized loss on derivatives designated and qualified as cash flow hedges	$(3,227)	$1,331	$(1,896)
Unrecognized net actuarial losses	(71,262)	23,003	(48,259)
Unrecognized net prior service credit	2,252	(963)	1,289
Unrecognized transition obligation	(1,203)	(95)	(1,298)
Foreign currency translation adjustments	161,451	(28,758)	132,693
Total accumulated other comprehensive income	$88,011	$(5,482)	$82,529

NOTE 15 — RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

During 2011, we completed our restructuring plans to reduce costs and improve operating efficiencies. These actions related to the rationalization of certain manufacturing and service facilities as well as other employment and cost reduction programs. Restructuring and related charges recorded in 2011 amounted to $21.5 million, including $13.7 million of restructuring charges of which $1.1 million were related to inventory disposals and recorded in cost of goods sold. Restructuring-related charges of $4.4 million were recorded in cost of goods sold and $3.4 million in operating expense during 2011.

During 2010, restructuring and related charges amounted to $48.9 million, including $44.3 million of restructuring charges of which $0.4 million were related to inventory disposals and recorded in cost of goods sold. Restructuring-related charges of $3.5 million were recorded in cost of goods sold and $1.1 million in operating expense during 2010.

The combined total pre-tax charges from inception of these restructuring programs in 2008 through June 30, 2011 were approximately $150 million. The majority of these pre-tax charges were severance charges. Total restructuring and related charges since inception through June 30, 2011 have been recorded as follows: approximately $104 million in Industrial, approximately $44 million in Infrastructure and approximately $2 million in Corporate for the write-off our pre-existing ERP system. These restructuring programs were completed in 2011.

Restructuring accruals are recorded in other current liabilities in our consolidated balance sheet and the amount attributable to each segment is as follows:

(in thousands)	June 30, 2011	Expense	Asset Write-down	Cash Expenditures	Translation	June 30, 2012
Industrial
Severance	$7,811	$-	$-	$(6,983)	$(208)	$620
Facilities	525	-	-	(500)	(25)	-
Other	1,604	-	-	(1,098)	(148)	358
Total Industrial	9,940	-	-	(8,581)	(381)	978
Infrastructure
Severance	1,650	-	-	(1,561)	(89)	-
Facilities	269	-	-	(226)	(10)	33
Other	852	-	-	(470)	(64)	318
Total Infrastructure	2,771	-	-	(2,257)	(163)	351
Total	$12,711	$-	$-	$(10,838)	$(544)	$1,329

(in thousands)	June 30, 2010	Expense	Asset Write-down	Cash Expenditures	Translation	June 30, 2011
Industrial
Severance	$18,327	$4,363	$-	$(16,510)	$1,631	$7,811
Facilities	508	2,318	(1,857)	(444)	-	525
Other	403	2,031	-	(931)	101	1,604
Total Industrial	19,238	8,712	(1,857)	(17,885)	1,732	9,940
Infrastructure
Severance	7,637	2,484	-	(9,399)	928	1,650
Facilities	211	1,319	(1,057)	(204)	-	269
Other	168	1,156	-	(530)	58	852
Total Infrastructure	8,016	4,959	(1,057)	(10,133)	986	2,771
Total	$27,254	$13,671	$(2,914)	$(28,018)	$2,718	$12,711

NOTE 16 — FINANCIAL INSTRUMENTS

The methods used to estimate the fair value of our financial instruments are as follows:

Cash and Equivalents, Current Maturities of Long-Term Debt and Notes Payable to Banks The carrying amounts approximate their fair value because of the short maturity of the instruments.

Long-Term Debt Fixed rate debt had a fair market value of $306.8 million and $315.8 million at June 30, 2012 and 2011, respectively. The fair value is determined based on the quoted market price of this debt as of June 30.

Foreign Exchange Contracts The notional amount of outstanding foreign exchange contracts, translated at current exchange rates, was $69.9 million and $37.6 million at June 30, 2012 and 2011, respectively. We would have received $0.4 million at June 30, 2012 and would have paid an immaterial amount at June 30, 2011, to settle these contracts representing the fair value of these agreements. The carrying value equaled the fair value for these contracts at June 30, 2012 and 2011. Fair value was estimated based on quoted market prices of comparable instruments.

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

We are exposed to counterparty credit risk for nonperformance of derivatives and, in the unlikely event of nonperformance, to market risk for changes in interest and currency rates, as well as settlement risk. We manage exposure to counterparty credit risk through credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. We do not anticipate nonperformance by any of the counterparties. As of June 30, 2012 and 2011, we had no significant concentrations of credit risk.

NOTE 17 — STOCK-BASED COMPENSATION

Options

The assumptions used in our Black-Scholes valuation related to grants made during 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Risk-free interest rate	1.1%	1.4%	2.3%
Expected life (years) (2)	4.5	4.5	4.5
Expected volatility (3)	47.6%	47.0%	44.0%
Expected dividend yield	1.5%	2.0%	1.8%

(2)	Expected life is derived from historical experience.
(3)	Expected volatility is based on the implied historical volatility of our stock.

Changes in our stock options for 2012 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2011	3,388,003	$26.50
Granted	358,318	39.00
Exercised	(786,502)	24.70
Lapsed and forfeited	(68,256)	29.89
Options outstanding, June 30, 2012	2,891,563	$28.46	5.8	$17,426

Options vested and expected to vest, June 30, 2012	2,842,254	$28.41	5.7	$17,191

Options exercisable, June 30, 2012	1,725,004	$27.97	4.6	$10,766

During 2012, 2011 and 2010, compensation expense related to stock options was $5.5 million, $5.2 million and $4.3 million, respectively. As of June 30, 2012, the total unrecognized compensation cost related to options outstanding was $3.6 million and is expected to be recognized over a weighted average period of 1.9 years.

Weighted average fair value of options granted during 2012, 2011 and 2010 was $13.87, $9.33 and $7.32, respectively. Fair value of options vested during 2012, 2011 and 2010 was $4.7 million, $4.4 million and $4.1 million, respectively.

Tax benefits, relating to excess stock-based compensation deductions, are presented in the statement of cash flow as financing cash inflows. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $4.1 million, $2.9 million and $0.5 million in 2012, 2011 and 2010, respectively.

The amount of cash received from the exercise of capital stock options during 2012, 2011 and 2010 was $19.4 million, $13.6 million and $7.2 million, respectively. The related tax benefit was $4.4 million, $3.2 million, and $1.2 million for 2012, 2011 and 2010, respectively. The total intrinsic value of options exercised during 2012, 2011 and 2010 was $14.2 million, $9.9 million, and $4.0 million, respectively.

Under the provisions of the 2010 Plan participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of shares on the date of delivery. The fair market value of shares delivered during the year ended June 30, 2012 and 2011 was $0.4 million and $0.8 million, respectively.

Restricted Stock Awards

Changes in our restricted stock awards for 2012 were as follows:

	Shares	Weighted Average Fair Value
Unvested restricted stock awards, June 30, 2011	89,315	$32.90
Vested	(64,444)	34.47
Forfeited	(841)	29.60
Unvested restricted stock awards, June 30, 2012	24,030	$28.83

During 2012, 2011 and 2010, compensation expense related to restricted stock awards was $0.9 million, $2.1 million and $2.7 million, respectively. As of June 30, 2012, the total unrecognized compensation cost related to unvested restricted stock awards was $0.1 million and is expected to be recognized over a weighted average period of 0.2 years.

Restricted Stock Units – Time Vesting and Performance Vesting

In 2010, we began granting time vesting restricted stock units under the 2002 Plan in place of restricted stock awards that had been traditionally granted under the plan.

Performance vesting restricted stock units are earned pro rata each year if certain performance goals are met over a 3-year period, and are also subject to a service condition that requires the individual to be employed by the Company at the payment date after the 3-year performance period, with the exception of retirement eligible grantees, who upon retirement are entitled to receive payment for any units that have been earned, including a prorated portion in the partially completed fiscal year in which the retirement occurs.

Changes in our time vesting and performance vesting restricted stock units for 2012 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested performance vesting and time vesting restricted stock units, June 30, 2011	116,368	$26.89	906,082	$25.81
Granted	129,977	38.95	358,117	39.30
Vested	-	-	(240,280)	25.89
Forfeited	-	-	(52,152)	31.28
Unvested performance vesting and time vesting restricted stock units, June 30, 2012	246,345	$31.27	971,767	$30.47

During 2012, 2011 and 2010, compensation expense related to time vesting and performance vesting restricted stock units was $14.9 million, $10.3 million and $2.7 million, respectively. As of June 30, 2012, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $15.7 million and is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Units – STEP

On November 26, 2007, the Company adopted a one-time, long-term equity program, the Kennametal Inc. 2008 Strategic Transformational Equity Program, under the 2002 Plan (STEP). The STEP was designed to compensate participating executives for achievement of certain performance conditions during the period which began on October 1, 2007 and ended on September 30, 2011. No new grants under the STEP were made in 2011 or 2012. There are no voting rights or dividends associated with restricted stock units under the STEP.

As of June 30, 2012, no restricted stock units have been earned or paid under the STEP and the program has terminated.

Changes in the EPS performance-based portion of STEP restricted stock units for 2012 were as follows:

	Stock Units	Weighted Average Fair Value
Unvested EPS performance-based restricted stock units, June 30, 2011	431,789	$35.23
Forfeited	(431,789)	35.23
Unvested EPS performance-based restricted stock units, June 30, 2012	-	$-

As of June 30, 2012, none of the EPS performance-based restricted stock units vested.

Changes in the TSR performance-based STEP restricted stock units for 2012 were as follows:

	Stock Units	Weighted Average Fair Value
Unvested TSR performance-based restricted stock units, June 30, 2011	232,497	$8.21
Forfeited	(232,497)	8.21
Unvested TSR performance-based restricted stock units, June 30, 2012	-	$-

During 2012, 2011 and 2010, compensation expense related to STEP restricted stock units was $0.2 million, $0.4 million and $0.5 million, respectively.

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

Other Environmental Issues We establish and maintain reserves for other potential environmental issues. At June 30, 2012 and 2011, the total of accruals for these reserves was $5.1 million and $5.4 million, respectively. These totals represent anticipated costs associated with the remediation of these issues. We recorded additional reserves of $0.6 million and $1.5 million in 2012 and 2011, respectively. Additional reserves recorded in 2012 primarily relate to the business acquisition. We recorded favorable foreign currency translation adjustments of $0.5 million during 2012 and unfavorable foreign currency translation adjustments of $0.6 million during 2011. Cash payments of $0.4 million and $0.8 million were made against these reserves during 2012 and 2011, respectively. In 2011, we also had a $1.1 million reversal of an international environmental liability and payment of a civil penalty of $0.2 million related to our Chestnut Ridge, Pennsylvania facility closure.

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

We maintain a Corporate Environmental Health and Safety (EHS) Department to monitor compliance with environmental regulations and to oversee remediation activities. In addition, we have designated EHS coordinators who are responsible for each of our global manufacturing facilities. Our financial management team periodically meets with members of the Corporate EHS Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly basis, we review financial provisions and reserves for environmental contingencies and adjust these reserves when appropriate.

NOTE 19 — COMMITMENTS AND CONTINGENCIES

Legal Matters Various lawsuits arising during the normal course of business are pending against us. In our opinion, the ultimate liability, if any, resulting from these matters will have no significant effect on our consolidated financial positions or results of operations.

Lease Commitments We lease a wide variety of facilities and equipment under operating leases, primarily for warehouses, production and office facilities and equipment. Lease expense under these rentals amounted to $29.1 million, $27.1 million and $28.2 million in 2012, 2011 and 2010, respectively. Future minimum lease payments for non-cancelable operating leases are $19.1 million, $12.5 million, $7.1 million, $4.7 million and $3.6 million for the years 2013 through 2017 and $25.3 million thereafter.

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

Related Party Transactions Sales to affiliated companies were immaterial in 2012, 2011 and 2010. We do not have any other related party transactions that affect our operations, results of operations, cash flow or financial condition.

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

Sales to a single customer did not aggregate 4 percent or more of total sales in 2012, 2011 or 2010. Export sales from U.S. operations to unaffiliated customers were $102.1 million, $90.6 million, and $84.1 million in 2012, 2011 and 2010, respectively.

INDUSTRIAL The Industrial segment serves customers that operate in industrial end markets such as aerospace and defense, transportation and general engineering. The customers in these end markets manufacture engines, airframes, automobiles, trucks, ships and various types of industrial equipment. The technology and customization requirements for customers we serve vary by customer, application and industry. We serve them through both direct and indirect channel-partner models to respond to their needs, from machinery builds to end use. The value we deliver to our Industrial segment customers centers on application expertise and our diverse offering of products and services.

INFRASTRUCTURE The Infrastructure segment which includes Stellite, serves customers that operate in the earthworks and energy sectors who support primary industries such as oil and gas, power generation, underground, surface and hard-rock mining, highway construction and road maintenance. Generally, we rely on customer intimacy to serve this segment. By gaining an in-depth understanding of our customers’ engineering and development needs, we are able to offer complete system solutions and high-performance capabilities to optimize and add value to their operations.

Segment data is summarized as follows:

(in thousands)	2012	2011	2010
External sales:
Industrial	$1,667,434	$1,528,672	$1,166,793
Infrastructure	1,068,812	874,821	717,274
Total external sales	$2,736,246	$2,403,493	$1,884,067

Operating income :
Industrial	$283,233	$209,663	$31,210
Infrastructure	141,640	121,733	79,899
Corporate	(8,464)	(9,723)	(17,881)
Total operating income	$416,409	$321,673	$93,228

Interest expense	$27,215	$22,760	$25,203
Other (income) expense, net	(775)	2,780	(8,577)
Income from continuing operations before income taxes	$389,969	$296,133	$76,602

Depreciation and amortization
Industrial	$70,329	$68,000	$70,383
Infrastructure	33,744	25,471	26,046
Total depreciation and amortization	$104,073	$93,471	$96,429

Equity income:
Industrial	$7	$229	$107
Infrastructure	-	-	-
Total equity income	$7	$229	$107

Total assets:
Industrial	$1,465,300	$1,531,409	$1,310,635
Infrastructure	1,306,781	785,718	682,169
Corporate	262,107	437,342	275,019
Total assets	$3,034,188	$2,754,469	$2,267,823

Capital expenditures:
Industrial	$75,579	$48,518	$31,609
Infrastructure	27,457	26,411	11,017
Corporate	-	8,513	14,053
Total capital expenditures	$103,036	$83,442	$56,679

Investments in affiliated companies:
Industrial	$685	$829	$748
Infrastructure	-	-	1,503
Total investments in affiliated companies	$685	$829	$2,251

Geographic information for sales, based on country of origin, and assets is as follows:

(in thousands)	2012	2011	2010
External sales:
United States	$1,170,117	$1,041,427	$839,168
Germany	448,645	398,532	313,929
China	214,427	194,945	136,350
India	105,136	103,366	73,908
United Kingdom	99,386	63,466	52,145
Italy	80,520	64,199	50,358
Canada	80,007	59,743	44,538
Other	538,008	477,815	373,671
Total external sales	$2,736,246	$2,403,493	$1,884,067

Total assets:
United States	$1,177,705	$1,165,705	$1,091,510
Germany	485,442	472,665	333,917
China	232,423	179,223	132,072
United Kingdom	104,805	67,549	35,964
Italy	172,513	66,082	38,685
Canada	134,662	40,421	29,025
India	95,618	129,104	105,494
Other	631,020	633,720	501,156
Total assets:	$3,034,188	$2,754,469	$2,267,823

NOTE 21 — SELECTED QUARTERLY FINANCIAL DATA (unaudited)

For the quarter ended (in thousands, except per share data)	September 30	December 31	March 31	June 30
2012
Sales	$658,877	$641,741	$696,411	$739,216
Gross profit	251,060	231,886	246,446	264,857
Net income attributable to Kennametal	71,986	73,697	75,499	86,048
Basic earnings per share attributable to Kennametal (5)
Net income	0.89	0.92	0.94	1.07
Diluted earnings per share attributable to Kennametal (5)
Net income	0.88	0.91	0.93	1.06

2011
Sales	$529,158	$565,768	$614,830	$693,737
Gross profit	188,740	200,025	229,981	265,645
Net income attributable to Kennametal (4)	34,921	43,469	64,683	86,655
Basic earnings per share attributable to Kennametal (5)
Net income	0.43	0.53	0.79	1.06
Diluted earnings per share attributable to Kennametal (5)
Net income	0.42	0.52	0.77	1.04

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

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012. The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance at June 30, 2012 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)  Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included in Item 8 of this Form 10-K and incorporated here by reference.

(c)  Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of Kennametal’s internal control over financial reporting as of June 30, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this annual report on Form 10-K, which is incorporated herein by reference.

(d)  Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-K, the Company completed the acquisition of Stellite on March 1, 2012. Stellite represents approximately 17 percent of the Company’s total assets as of June 30, 2012. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012 excluded an assessment of the internal control over financial reporting of Stellite.

ITEM 9B — OTHER INFORMATION

None.

Part III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the executive officers of Kennametal Inc. is as follows: Name, Age, Position, and Experience During the Past Five Years (1).

Carlos M. Cardoso, 54

Chairman of the Board, President and Chief Executive Officer

Chairman of the Board of Directors since January 2008; President and Chief Executive Officer since January 2006.

Judith L. Bacchus, 50

Vice President and Chief Human Resources Officer

Vice President and Chief Human Resources Officer since June 2011; Vice President, Human Resources Field Services from July 2009 to June 2011; Director, Human Resources Shared Services from December 2007 to July 2009; Manger Global Talent Acquisition from April 2006 to December 2007.

Martha A. Bailey, 38

Vice President Finance and Corporate Controller

Vice President Finance and Corporate Controller since December 2009; Controller, Metalworking Americas from January 2009 to December 2009; Manager, Global Financial Reporting from June 2005 to July 2009.

Steven R. Hanna, 58

Vice President and Chief Information Officer

Vice President and Chief Information Officer since October 2008. Formerly, Corporate Information Officer at General Motors Corporation (a manufacturer of automobiles) from May 1998 to September 2008.

John H. Jacko, Jr., 55

Vice President and Chief Marketing Officer

Vice President and Chief Marketing Officer since July 2008; Vice President Corporate Strategy and MSSG Global Marketing from March 2007 to July 2008.

Brian E. Kelly, 49

Vice President, Tax and Treasury, and Treasurer

Vice President, Tax and Treasury, and Treasurer since August 2012; Vice President Corporate Tax and Assistant Treasurer from October 2007 to August 2012; Director of Tax and Assistant Treasurer from September 1998 to October 2007

Lawrence J. Lanza, 63

Vice President

Vice President since August 2012; Vice President and Treasurer from October 2006 to August 2012

Kevin G. Nowe, 60

Vice President, Secretary and General Counsel

Vice President, Secretary and General Counsel since November 2009; Assistant General Counsel and Assistant Secretary from November 1992 to October 2009.

Frank P. Simpkins, 49

Vice President and Chief Financial Officer

Vice President and Chief Financial Officer since December 2006.

John R. Tucker, 65

Vice President and President Business Groups

Vice President and President Business Groups since December 2010; Vice President and Chief Technical Officer October 2008 to December 2010. Formerly, Chairman and Chief Executive Officer of Sermatech International (a developer of engineered protective coatings) from August 2006 to May 2008.

Philip H. Weihl, 56

Vice President, Integrated Supply Chain and Logistics

Vice President, Integrated Supply Chain and Logistics since July 2009; Vice President Kennametal Value Business System and Lean Enterprise from January 2005 to June 2009.

(1) Each executive officer has been elected by the Board of Directors to serve until removed or until a successor is elected and qualified. Unless otherwise noted, none of the executive officers (i) has an arrangement or understanding with any other person(s) pursuant to which he or she was selected as an officer, (ii) has any family relationship with any director or executive officer of the company, or (iii) is involved in any legal proceeding which would require disclosure under this item.

Incorporated herein by reference is the information provided under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 30, 2012 (2012 Proxy Statement). Also incorporated herein by reference is the information set forth under the caption “Ethics and Corporate Governance-Code of Business Ethics and Conduct” in the 2012 Proxy Statement.

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The members of the Audit Committee are: Timothy R. McLevish (Chair); Lawrence W. Stranghoener; Steven H. Wunning; and Larry D. Yost. Incorporated herein by reference is the information provided under the caption “Board of Directors and Board Committees-Committee Functions-Audit Committee” in the 2012 Proxy Statement.

ITEM 11 — EXECUTIVE COMPENSATION

Incorporated herein by reference is the information set forth under the captions “Executive Compensation,” “Analysis of Risk Inherent in Our Compensation Policies and Practices” and “Executive Compensation Tables” and certain information regarding directors’ compensation under the caption “Board of Directors and Board Committees-Board of Directors Compensation and Benefits” and “Board of Directors and Board Committees-Committee Functions-Compensation Committee Interlocks and Insider Participation” in the 2012 Proxy Statement.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from our 2012 Proxy Statement are: (i) the information set forth under the caption “Equity Compensation Plans” and the related tabular disclosure under the table entitled “Equity Compensation Plan Information;” (ii) the information set forth under the caption “Ownership of Capital Stock by Directors, Nominees and Executive Officers” with respect to the directors’ and officers’ shareholdings; and (iii) the information set forth under the caption “Principal Holders of Voting Securities” with respect to other beneficial owners.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference is certain information set forth under the captions “Ethics and Corporate Governance—Corporate Governance – Board of Director Review and Approval of Related Person Transactions,” “Executive Compensation,” “Executive Compensation Tables” and “Ethics and Corporate Governance – Corporate Governance – Board Composition and Independence” in the 2012 Proxy Statement.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference is the information with respect to pre-approval policies set forth under the caption “Independent Registered Public Accounting Firm – Proposal II. Ratification of the Selection of the Independent Registered Public Accounting Firm - Audit Committee Pre-Approval Policy” and the information with respect to principal accountant fees and services set forth under “Independent Registered Public Accounting Firm – Proposal II. Ratification of the Selection of The Independent Registered Public Accounting Firm - Fees and Services” in the 2012 Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENNAMETAL INC.
Date: August 13, 2012	By:	/s/ Martha A. Bailey
Martha A. Bailey
Vice President Finance and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CARLOS M. CARDOSO Carlos M. Cardoso	Chairman, President and Chief Executive Officer	August 13, 2012

/s/ FRANK P. SIMPKINS Frank P. Simpkins	Vice President and Chief Financial Officer	August 13, 2012

/s/ MARTHA A. BAILEY Martha A. Bailey	Vice President Finance and Corporate Controller	August 13, 2012

/s/ RONALD M. DEFEO Ronald M. DeFeo	Director	August 13, 2012

/s/ PHILIP A. DUR Philip A. Dur	Director	August 13, 2012

/s/ WILLIAM J. HARVEY William J. Harvey	Director	August 13, 2012

/s/ TIMOTHY R. MCLEVISH Timothy R. McLevish	Director	August 13, 2012

/s/ WILLIAM R. NEWLIN William R. Newlin	Director	August 13, 2012

/s/ LAWRENCE W. STRANGHOENER Lawrence W. Stranghoener	Director	August 13, 2012

/s/ STEVEN H. WUNNING Steven H. Wunning	Director	August 13, 2012

/s/ LARRY D. YOST Larry D. Yost	Director	August 13, 2012

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

FINANCIAL STATEMENT SCHEDULE:	Page

Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended June 30, 2012, 2011 and 2010	66

3. Exhibits

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
(2.1)	Share Sale and Purchase Agreement relating to Deloro Stellite Holdings 1 Limited dated 2012	Exhibit 2.1 of the Form 10-Q filed February 18, 2012 is incorporated herein by reference.
(2.2)	Warranty Agreement relating to Deloro Stellite Holdings 1 Limited dated January 13, 2012	Exhibit 2.2 of the Form 10-Q filed February 18, 2012 is incorporated herein by reference.
(2.3)	Tax Deed Covenant relating to Deloro Stellite Holdings 1 Limited dated March 1, 2012	Exhibit 2.1 of the Form 10-Q filed May 9, 2012 is incorporated herein by reference.

(3)	Articles of Incorporation and Bylaws
(3.1)	Amended and Restated Articles of Incorporation as amended through October 30, 2006	Exhibit 3.1 of the December 31, 2006 Form 10-Q filed February 9, 2007 is incorporated herein by reference.
(3.2)	Bylaws of Kennametal Inc. as amended through January 24, 2012	Exhibit 3.3 of the Form 8-K filed January 26, 2012 is incorporated herein by reference.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures
(4.1)	Indenture, dated as of June 19, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee	Exhibit 4.1 of the Form 8-K filed June 20, 2002 is incorporated herein by reference.
(4.2)	First Supplemental Indenture, dated as of June 19, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee	Exhibit 4.2 of the Form 8-K filed June 20, 2002 is incorporated herein by reference.
(4.3)	Indenture dated February 14, 2012 between Kennametal Inc. and U.S. Bank National Association	Exhibit 4.1 of the Form 8-K filed February 14, 2012 is incorporated herein by reference.
(4.4)	First Supplemental Indenture dated February 14, 2012 between Kennametal Inc. and U.S. Bank National Association (including Form of 3.875% Note due 2022)	Exhibit 4.2 of the Form 8-K filed February 14, 2012 is incorporated herein by reference.

(10)	Material Contracts
(10.1)*	Kennametal Inc. Management Performance Bonus Plan	Appendix A to the 2011 Proxy Statement filed September 12, 2011 is incorporated herein by reference.
(10.2)*	Deferred Fee Plan for Outside Directors, as amended and restated effective December 30, 2008	Exhibit 10.1 of the December 31, 2008 Form 10-Q filed February 4, 2009 is incorporated herein by reference.
(10.3)*	Executive Deferred Compensation Trust Agreement	Exhibit 10.5 of the June 30, 1988 Form 10-K is incorporated herein by reference.

(10.4)*	Directors Stock Incentive Plan, as amended and restated effective December 30, 2008	Exhibit 10.2 of the December 31, 2008 Form 10-Q filed February 4, 2009 is incorporated herein by reference.
(10.5)*	Performance Bonus Stock Plan of 1995, as amended and restated effective December 30, 2008	Exhibit 10.3 of the December 31, 2008 Form 10-Q filed February 4, 2009 is incorporated herein by reference.
(10.6)*	Stock Option and Incentive Plan of 1996	Exhibit 10.14 of the September 30, 1996 Form 10-Q filed November 13, 1996 is incorporated herein by reference.
(10.7)*	Kennametal Inc. 1999 Stock Plan	Exhibit 10.5 of the Form 8-K filed June 11, 1999 is incorporated herein by reference.
(10.8)*	Kennametal Inc. Stock Option and Incentive Plan of 1999	Exhibit A of the 1999 Proxy Statement filed September 20, 1999 is incorporated herein by reference.
(10.9)*	Kennametal Inc. Stock and Incentive Plan of 2002 (as amended on October 21, 2008)	Appendix A to the 2008 Proxy Statement filed September 8, 2008 is incorporated herein by reference.
(10.10)*	Forms of Award Agreements under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended	Exhibit 10.18 of the June 30, 2004 Form 10-K filed September 10, 2004 is incorporated herein by reference.

(10.11)*	Form of Kennametal Inc. Restricted Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended)	Exhibit 10.1 of the September 30, 2009 Form 10-Q filed November 5, 2009 is incorporated herein by reference.
(10.12)*	Form of Kennametal Inc. Performance Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended)	Exhibit 10.1 of Form 10-Q filed November 5, 2010 is incorporated herein by reference.
(10.13)*	Form of Employment Agreement with Carlos M Cardoso	Exhibit 10.9 of the June 30, 2000 Form 10-K filed September 22, 2000 is incorporated herein by reference.
(10.14)*	Letter Agreement amending Employment Agreement with Carlos M. Cardoso	Exhibit 10.2 of the Form 8-K filed December 9, 2005 is incorporated herein by reference.
(10.15)*	Amendment No. 3 to Employment Agreement with Carlos M. Cardoso	Exhibit 10.5 of the December 31, 2008 Form 10-Q filed February 4, 2009 is incorporated herein by reference.
(10.16)*	Form of Amended and Restated Employment Agreement with Named Executive Officers (other than Mr. Cardoso)	Exhibit 10.1 of the December 31, 2006 Form 10-Q filed February 9, 2007 is incorporated herein by reference.
(10.17)*	Form of Amendment to Amended and Restated Employment Agreement with Named Executive Officers (other than Mr. Cardoso)	Exhibit 10.6 of the December 31, 2008 Form 10-Q filed February 4, 2009 is incorporated herein by reference.
(10.18)*	Schedule of Named Executive Officers who have entered into the Form of Amended and Restated Employment Agreement and Form of Amendment as set forth in Exhibits 10.18 and 10.19	Exhibit 10.20 of the June 30, 2011 Form 10-K Filed August 11, 2011 is incorporated herein by reference.
(10.19)*	Form of Indemnification Agreement for Named Executive Officers	Exhibit 10.2 of the Form 8-K filed March 22, 2005 is incorporated herein by reference.
(10.20)*	Schedule of Named Executive Officers who have entered into the Form of Indemnification Agreement as set forth in Exhibit 10.21	Exhibit 10.22 of the June 30, 2011 Form 10-K Filed August 11, 2011 is incorporated herein by reference.
(10.21)*	Kennametal Inc. Executive Retirement Plan (for Designated Others) (as amended effective December 30, 2008)	Exhibit 10.8 of the December 31, 2008 Form 10-Q filed February 4, 2009 is incorporated herein by reference.

(10.22)*	Kennametal Inc. Supplemental Executive Retirement Plan (as amended effective December 30, 2008)	Exhibit 10.9 of the December 31, 2008 Form 10-Q filed February 4, 2009 is incorporated herein by reference.
(10.23)*	Description of Compensation Payable to Non- Employee Directors	Exhibit 10.23 from the June 30, 2008 Form 10-K filed August 14, 2008 is incorporated herein by reference.

(10.24)

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
(10.25)	Form of Third Amended and Restated Guarantee (in connection with the Third Amended and Restated Credit Agreement)	Exhibit 10.26 of Form 10-K filed August 12, 2010 is incorporated herein by reference.
(10.26)*	Stock and Incentive Plan of 2010	Exhibit A of the 2010 Proxy Statement filed September 13, 2010 is incorporated herein by reference.
(10.27)*	Form of Kennametal Inc. Performance Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.2 of Form 10-Q filed February 8, 2011 is incorporated herein by reference.
(10.28)*	Form of Kennametal Inc. Restricted Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.3 of Form 10-Q filed February 8, 2011 is incorporated herein by reference.
(10.29)*	Form of Kennametal Inc. Restricted Unit Award for Non-Employee Directors (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.4 of Form 10-Q filed February 8, 2011 is incorporated herein by reference.
(10.30)*	Form of Kennametal Inc. Nonstatutory Stock Option Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.5 of Form 10-Q filed February 8, 2011 is incorporated herein by reference.
(10.31)*	Form of Kennametal Inc. Nonstatutory Stock Option Award for Non-Employee Directors (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.6 of Form 10-Q filed February 8, 2011 is incorporated herein by reference.
(10.32)*	Form of Officer’s Employment Agreement	Exhibit 10.1 of Form 10-Q filed May 13, 2011 is incorporated herein by reference.
(10.33)*	Schedule of Executive Officers who have entered into the Form of Officer’s Employment Agreement as set forth in Exhibits 10.34.	Exhibit 10.35 of the June 30, 2011 Form 10-K Filed August 11, 2011 is incorporated herein by reference

(21)	Subsidiaries of the Registrant	Filed herewith.

(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith.

(31)	Certifications
(31.1)	Certification executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.

(31.2)	Certification executed by Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications
(32.1)

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc., and Frank P. Simpkins,

Vice President and Chief Financial Officer of Kennametal Inc.

Filed herewith.

*Denotes management contract or compensatory plan or arrangement.

(101)	XBRL
(101.INS)**	XBRL Instance Document.	Filed herewith.
(101.SCH)**	XBRL Taxonomy Extension Schema Document.	Filed herewith.
(101.CAL)**	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
(101.DEF)**	XBRL Taxonomy Definition Linkbase.	Filed herewith.
(101.LAB)**	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
(101.PRE)**	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

**	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” or part of a registration statement or prospects for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of these sections.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands) For the year ended June 30	Balance at Beginning of Year	Charges to Costs and Expenses	Charged to Other Comprehensive (Loss) Income	Recoveries	Other Adjustments		Deductions from Reserves		Balance at End of Year
2012
Allowance for doubtful accounts	$20,958	$(3,467)	$-	$306	$(1,260	) (1)	$4,007	(2)	$12,530
Reserve for excess and obsolete inventory	55,283	8,115	-	-	(4,130	) (1)	4,226	(3)	55,042
Deferred tax asset valuation allowance	25,662	(6,970)	-	-	810	(5)	-		19,502
2011
Allowance for doubtful accounts	$24,789	$518	$-	$966	$1,993	(1)	$7,308	(2)	$20,958
Reserve for excess and obsolete inventory	68,270	4,971	-	-	4,525	(1)	22,483	(3)	55,283
Deferred tax asset valuation allowance	47,987	(27,313)	-	-	5,491	(1)	503	(4)	25,662
2010
Allowance for doubtful accounts	$25,228	$4,163	$-	$1,181	$(1,055	) (1)	$4,728	(2)	$24,789
Reserve for excess and obsolete inventory	61,123	19,580	-	-	2,854	(1)	15,287	(3)	68,270
Deferred tax asset valuation allowance	48,206	5,035	(1,715)	-	(3,539	) (1)	-		47,987

(1)	Represents foreign currency translation adjustment.
(2)	Represents uncollected accounts charged against the allowance.
(3)	Represents scrapped inventory and other charges against the reserve.
(4)	Represents a forfeited net operating loss deduction.
(5)	Represents $3.4 million charged to goodwill relating to the business acquisition and ($2.6) million relating to foreign currency translation adjustment.