Form 10-K/A
period 2012-06-30
KENNAMETAL INC
filed 2012-10-31
CIK 55242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

Explanatory Note

Due to an administrative error, Exhibits 10.34 and 10.35 which had been previously filed were not listed in the list of filed Exhibits in Item 15 of our Annual Report on Form 10-K filed on August 13, 2012. In addition, the references in Exhibits 2.1 and 2.2 to the date on which the Form 10-Q was filed were incorrect. We are therefore amending our Form 10-K to revise our exhibit list by adding these two exhibits and correcting the date on which the Form 10-Q was filed.

Except as described above, no other amendments are being made to the Annual Report on Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of our Annual Report on Form 10-K or modify or update the disclosure contained in the Annual Report on Form 10-K in any way other than as discussed above.

The registrant hereby amends and restates section (a)(3) of “Item 15. Exhibits and Financial Statement Schedules” as follows:

3. Exhibits

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

(2.1)	Share Sale and Purchase Agreement relating to Deloro Stellite Holdings 1 Limited dated 2012	Exhibit 2.1 of the Form 10-Q filed February 8, 2012 is incorporated herein by reference.

(2.2)	Warranty Agreement relating to Deloro Stellite Holdings 1 Limited dated January 13, 2012	Exhibit 2.2 of the Form 10-Q filed February 8, 2012 is incorporated herein by reference.

(2.3)	Tax Deed Covenant relating to Deloro Stellite Holdings 1 Limited dated March 1, 2012	Exhibit 2.1 of the Form 10-Q filed May 9, 2012 is incorporated herein by reference.

(3)	Articles of Incorporation and Bylaws

(3.1)	Amended and Restated Articles of Incorporation as amended through October 30, 2006	Exhibit 3.1 of the December 31, 2006 Form 10-Q filed February 9, 2007 is incorporated herein by reference.

(3.2)	Bylaws of Kennametal Inc. as amended through January 24, 2012	Exhibit 3.3 of the Form 8-K filed January 26, 2012 is incorporated herein by reference.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(4.1)	Indenture, dated as of June 19, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee	Exhibit 4.1 of the Form 8-K filed June 20, 2002 is incorporated herein by reference.

(4.2)	First Supplemental Indenture, dated as of June 19, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee	Exhibit 4.2 of the Form 8-K filed June 20, 2002 is incorporated herein by reference.

(4.3)	Indenture dated February 14, 2012 between Kennametal Inc. and U.S. Bank National Association	Exhibit 4.1 of the Form 8-K filed February 14, 2012 is incorporated herein by reference.

(4.4)	First Supplemental Indenture dated February 14, 2012 between Kennametal Inc. and U.S. Bank National Association (including Form of 3.875% Note due 2022)	Exhibit 4.2 of the Form 8-K filed February 14, 2012 is incorporated herein by reference.

(10)	Material Contracts

(10.1)*	Kennametal Inc. Management Performance Bonus Plan	Appendix A to the 2011 Proxy Statement filed September 12, 2011 is incorporated herein by reference.

(10.2)*	Deferred Fee Plan for Outside Directors, as amended and restated effective December 30, 2008	Exhibit 10.1 of the December 31, 2008 Form 10-Q filed February 4, 2009 is incorporated herein by reference.

(10.3)*	Executive Deferred Compensation Trust Agreement	Exhibit 10.5 of the June 30, 1988 Form 10-K is incorporated herein by reference.

(10.4)*	Directors Stock Incentive Plan, as amended and restated effective December 30, 2008	Exhibit 10.2 of the December 31, 2008 Form 10-Q filed February 4, 2009 is incorporated herein by reference.

(10.5)*	Performance Bonus Stock Plan of 1995, as amended and restated effective December 30, 2008	Exhibit 10.3 of the December 31, 2008 Form 10-Q filed February 4, 2009 is incorporated herein by reference.

(10.6)*	Stock Option and Incentive Plan of 1996	Exhibit 10.14 of the September 30, 1996 Form 10-Q filed November 13, 1996 is incorporated herein by reference.

(10.7)*	Kennametal Inc. 1999 Stock Plan	Exhibit 10.5 of the Form 8-K filed June 11, 1999 is incorporated herein by reference.

(10.8)*	Kennametal Inc. Stock Option and Incentive Plan of 1999	Exhibit A of the 1999 Proxy Statement filed September 20, 1999 is incorporated herein by reference.

(10.9)*	Kennametal Inc. Stock and Incentive Plan of 2002 (as amended on October 21, 2008)	Appendix A to the 2008 Proxy Statement filed September 8, 2008 is incorporated herein by reference.

(10.10)*	Forms of Award Agreements under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended	Exhibit 10.18 of the June 30, 2004 Form 10-K filed September 10, 2004 is incorporated herein by reference.

(10.11)*	Form of Kennametal Inc. Restricted Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended)	Exhibit 10.1 of the September 30, 2009 Form 10-Q filed November 5, 2009 is incorporated herein by reference.

(10.12)*	Form of Kennametal Inc. Performance Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended)	Exhibit 10.1 of Form 10-Q filed November 5, 2010 is incorporated herein by reference.

(10.13)*	Form of Employment Agreement with Carlos M Cardoso	Exhibit 10.9 of the June 30, 2000 Form 10-K filed September 22, 2000 is incorporated herein by reference.

(10.14)*	Letter Agreement amending Employment Agreement with Carlos M. Cardoso	Exhibit 10.2 of the Form 8-K filed December 9, 2005 is incorporated herein by reference.

(10.15)*	Amendment No. 3 to Employment Agreement with Carlos M. Cardoso	Exhibit 10.5 of the December 31, 2008 Form 10-Q filed February 4, 2009 is incorporated herein by reference.

(10.16)*	Form of Amended and Restated Employment Agreement with Named Executive Officers (other than Mr. Cardoso)	Exhibit 10.1 of the December 31, 2006 Form 10-Q filed February 9, 2007 is incorporated herein by reference.

(10.17)*	Form of Amendment to Amended and Restated Employment Agreement with Named Executive Officers (other than Mr. Cardoso)	Exhibit 10.6 of the December 31, 2008 Form 10-Q filed February 4, 2009 is incorporated herein by reference.

(10.18)*	Schedule of Named Executive Officers who have entered into the Form of Amended and Restated Employment Agreement and Form of Amendment as set forth in Exhibits 10.18 and 10.19	Exhibit 10.20 of the June 30, 2011 Form 10-K Filed August 11, 2011 is incorporated herein by reference.

(10.19)*	Form of Indemnification Agreement for Named Executive Officers	Exhibit 10.2 of the Form 8-K filed March 22, 2005 is incorporated herein by reference.

(10.20)*	Schedule of Named Executive Officers who have entered into the Form of Indemnification Agreement as set forth in Exhibit 10.21	Exhibit 10.22 of the June 30, 2011 Form 10-K Filed August 11, 2011 is incorporated herein by reference.

(10.21)*	Kennametal Inc. Executive Retirement Plan (for Designated Others) (as amended effective December 30, 2008)	Exhibit 10.8 of the December 31, 2008 Form 10-Q filed February 4, 2009 is incorporated herein by reference.

(10.22)*	Kennametal Inc. Supplemental Executive Retirement Plan (as amended effective December 30, 2008)	Exhibit 10.9 of the December 31, 2008 Form 10-Q filed February 4, 2009 is incorporated herein by reference.

(10.23)*	Description of Compensation Payable to Non- Employee Directors	Exhibit 10.23 from the June 30, 2008 Form 10-K filed August 14, 2008 is incorporated herein by reference.

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

(10.25)	Form of Third Amended and Restated Guarantee (in connection with the Third Amended and Restated Credit Agreement)	Exhibit 10.26 of Form 10-K filed August 12, 2010 is incorporated herein by reference.

(10.26)*	Stock and Incentive Plan of 2010	Exhibit A of the 2010 Proxy Statement filed September 13, 2010 is incorporated herein by reference.

(10.27)*	Form of Kennametal Inc. Performance Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.2 of Form 10-Q filed February 8, 2011 is incorporated herein by reference.

(10.28)*	Form of Kennametal Inc. Restricted Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.3 of Form 10-Q filed February 8, 2011 is incorporated herein by reference.

(10.29)*	Form of Kennametal Inc. Restricted Unit Award for Non-Employee Directors (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.4 of Form 10-Q filed February 8, 2011 is incorporated herein by reference.

(10.30)*	Form of Kennametal Inc. Nonstatutory Stock Option Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.5 of Form 10-Q filed February 8, 2011 is incorporated herein by reference.

(10.31)*	Form of Kennametal Inc. Nonstatutory Stock Option Award for Non-Employee Directors (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.6 of Form 10-Q filed February 8, 2011 is incorporated herein by reference.

(10.32)*	Form of Officer’s Employment Agreement	Exhibit 10.1 of Form 10-Q filed May 13, 2011 is incorporated herein by reference.

(10.33)*	Schedule of Executive Officers who have entered into the Form of Officer’s Employment Agreement as set forth in Exhibits 10.34.	Exhibit 10.35 of the June 30, 2011 Form 10-K Filed August 11, 2011 is incorporated herein by reference.

(10.34)	Amendment No. 1 to the Third Amended and Restated Credit Agreement.	Exhibit 10.1 of the Form 8-K filed October 27, 2011 is incorporated herein by reference.

(10.35)*	Form of Performance Unit Award (granted under the Kennametal Inc. Stock And Incentive Plan of 2010).	Exhibit 10.2 of Form 10-Q filed November 8, 2011 is incorporated herein by reference.

(21)	Subsidiaries of the Registrant	Exhibit 21 of the June 30, 2012 Form 10-K Filed August 13, 2012 is incorporated herein by reference.

(23)	Consent of Independent Registered Public Accounting Firm	Exhibit 23 of the June 30, 2012 Form 10-K Filed August 13, 2012 is incorporated herein by reference.

(31)	Certifications

(31.1)	Certification executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc.	Exhibit 31.1 of the June 30, 2012 Form 10-K Filed August 13, 2012 is incorporated herein by reference.

(31.2)	Certification executed by Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Exhibit 31.2 of the June 30, 2012 Form 10-K Filed August 13, 2012 is incorporated herein by reference.

(31.3)	Certification executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.

(31.4)	Certification executed by Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications

(32.1)

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc., and Frank P. Simpkins,

Vice President and Chief Financial Officer of Kennametal Inc.

Exhibit 32.1 of the June 30, 2012 Form 10-K Filed August 13, 2012 is incorporated herein by reference.
* Denotes management contract or compensatory plan or arrangement.

(101)	XBRL

(101.INS)**	XBRL Instance Document.	Exhibit 101.INS of the June 30, 2012 Form 10-K Filed August 13, 2012 is incorporated herein by reference.

(101.SCH)**	XBRL Taxonomy Extension Schema Document.	Exhibit 101.SCH of the June 30, 2012 Form 10-K Filed August 13, 2012 is incorporated herein by reference.

(101.CAL)**	XBRL Taxonomy Extension Calculation Linkbase Document.	Exhibit 101.CAL of the June 30, 2012 Form 10-K Filed August 13, 2012 is incorporated herein by reference.

(101.DEF)**	XBRL Taxonomy Definition Linkbase.	Exhibit 101.DEF of the June 30, 2012 Form 10-K Filed August 13, 2012 is incorporated herein by reference.

(101.LAB)**	XBRL Taxonomy Extension Label Linkbase Document.	Exhibit 101.LAB of the June 30, 2012 Form 10-K Filed August 13, 2012 is incorporated herein by reference.

(101.PRE)**	XBRL Taxonomy Extension Presentation Linkbase Document.	Exhibit 101.PRE of the June 30, 2012 Form 10-K Filed August 13, 2012 is incorporated herein by reference.

**	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” or part of a registration statement or prospects for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENNAMETAL INC.

Date: October 31, 2012	By:	/s/ Martha A. Bailey
Martha A. Bailey
Vice President Finance and Corporate Controller