Form 10-Q
period 2012-09-30
KENNAMETAL INC
filed 2012-11-08
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at October 31, 2012
Capital Stock, par value $1.25 per share	79,631,397

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

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
We have also included forward looking statements in this Form 10-Q concerning, among other things, our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position, and product development. These statements are based on current estimates that involve inherent risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, our actual results could vary materially from our current expectations. There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements. They include: economic recession; availability and cost of the raw materials we use to manufacture our products; our foreign operations and international markets, such as currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; our ability to protect and defend our intellectual property; competition; our ability to retain our management and employees; demands on management resources; potential claims relating to our products; integrating acquisitions and achieving the expected savings and synergies; business divestitures; global or regional catastrophic events; energy costs; commodity prices; labor relations; demand for and market acceptance of new and existing products; and implementation of environmental remediation matters. We provide additional information about many of the specific risks we face in the “Risk Factors” Section of our Annual Report on Form 10-K. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or development.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2012	2011
Sales	$629,459	$658,877
Cost of goods sold	421,111	407,817
Gross profit	208,348	251,060
Operating expense	138,860	145,989
Amortization of intangibles	5,107	3,461
Operating income	64,381	101,610
Interest expense	5,956	5,487
Other (income) expense, net	(902)	574
Income from continuing operations before income taxes	59,327	95,549
Provision for income taxes	12,280	21,976
Net income	47,047	73,573
Less: Net income attributable to noncontrolling interests	657	1,587
Net income attributable to Kennametal	$46,390	$71,986
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREOWNERS
Basic earnings per share	$0.58	$0.89
Diluted earnings per share	$0.57	$0.88
Dividends per share	$0.16	$0.12
Basic weighted average shares outstanding	80,245	80,659
Diluted weighted average shares outstanding	81,405	81,808
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2012	2011
Net income	$47,047	$73,573
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of income tax benefit of $0.4 million and $6.6 million, respectively	(571)	(10,677)
Reclassification of unrealized loss on expired derivatives designated and qualified as cash flow hedges, net of income tax benefit of ($0.0) million and ($0.2) million, respectively	85	241
Unrecognized net pension and other postretirement benefit (loss) gain, net of income tax benefit (expense) of $0.4 million and ($0.3) million, respectively	(1,118)	848
Reclassification of net pension and other postretirement benefit loss, net of income tax benefit of ($1.4) million and ($0.7) million, respectively	2,414	1,287
Foreign currency translation adjustments, net of income tax (expense) benefit of ($18.9) million and $41.8 million, respectively	25,080	(69,877)
Total comprehensive income (loss)	72,937	(4,605)
Comprehensive income (loss) attributable to noncontrolling interests	1,287	(114)
Comprehensive income (loss) attributable to Kennametal Shareowners	$71,650	$(4,491)
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	September 30, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$110,528	$116,466
Accounts receivable, less allowance for doubtful accounts of $12,594 and $12,530	437,700	478,989
Inventories (Note 10)	624,265	585,856
Deferred income taxes	51,226	51,017
Other current assets	48,360	50,634
Total current assets	1,272,079	1,282,962
Property, plant and equipment:
Land and buildings	383,447	379,034
Machinery and equipment	1,423,294	1,396,359
Less accumulated depreciation	(1,066,035)	(1,033,192)
Property, plant and equipment, net	740,706	742,201
Other assets:
Investments in affiliated companies	722	685
Goodwill (Note 16)	721,415	719,350
Other intangible assets, less accumulated amortization of $95,728 and $89,886 (Note 16)	238,222	243,487
Deferred income taxes	23,092	25,205
Other	19,964	20,298
Total other assets	1,003,415	1,009,025
Total assets	$3,016,200	$3,034,188
LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases (Note 11)	$17,488	$33,572
Notes payable to banks	53,315	41,565
Accounts payable	183,605	219,475
Accrued income taxes	25,291	39,270
Accrued expenses	82,516	97,177
Other current liabilities	118,073	147,563
Total current liabilities	480,288	578,622
Long-term debt and capital leases, less current maturities (Note 11)	530,321	490,608
Deferred income taxes	66,501	69,134
Accrued pension and post retirement benefits	190,257	190,747
Accrued income taxes	4,209	3,964
Other liabilities	32,092	32,892
Total liabilities	1,303,668	1,365,967
Commitments and contingencies
EQUITY (Note 15)
Kennametal Shareowners’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 79,616 and 80,085 shares issued	99,520	100,106
Additional paid-in capital	432,796	447,433
Retained earnings	1,280,439	1,246,973
Accumulated other comprehensive loss	(125,402)	(150,662)
Total Kennametal Shareowners’ Equity	1,687,353	1,643,850
Noncontrolling interests	25,179	24,371
Total equity	1,712,532	1,668,221
Total liabilities and equity	$3,016,200	$3,034,188
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2012	2011
OPERATING ACTIVITIES
Net income	$47,047	$73,573
Adjustments for non-cash items:
Depreciation	23,884	20,699
Amortization	5,107	3,461
Stock-based compensation expense	10,073	8,092
Deferred income tax provision	1,763	4,344
Other	2,161	(3,294)
Changes in certain assets and liabilities:
Accounts receivable	46,814	12,303
Inventories	(31,628)	(62,680)
Accounts payable and accrued liabilities	(89,183)	(64,685)
Accrued income taxes	(11,286)	1,978
Other	(1,614)	(1,029)
Net cash flow provided by (used for) operating activities	3,138	(7,238)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15,803)	(11,607)
Disposals of property, plant and equipment	423	545
Other	(64)	107
Net cash flow used for investing activities	(15,444)	(10,955)
FINANCING ACTIVITIES
Net increase in notes payable	11,734	2,152
Net decrease in short-term revolving and other lines of credit	(15,300)	—
Term debt borrowings	267,496	90,027
Term debt repayments	(228,478)	(90,092)
Purchase of capital stock	(26,034)	(66,650)
Dividend reinvestment and the effect of employee benefit and stock plans	2,968	5,666
Cash dividends paid to Shareowners	(12,924)	(9,849)
Other	3,755	(3,841)
Net cash flow provided by (used for) financing activities	3,217	(72,587)
Effect of exchange rate changes on cash and cash equivalents	3,151	(11,238)
CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(5,938)	(102,018)
Cash and cash equivalents, beginning of period	116,466	204,565
Cash and cash equivalents, end of period	$110,528	$102,547
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION
From its founding in 1938, the McKenna family incorporated Kennametal Inc. in Pennsylvania in 1943. Kennametal Inc. and its subsidiaries (collectively, Kennametal or the Company) are a leading global manufacturer and supplier of tooling, engineered components and advanced materials consumed in production processes. We believe that our reputation for manufacturing excellence, as well as our technological expertise and innovation we deliver in our products and services, helps us to achieve a leading position in our primary markets. End users of our products include metalworking and machinery manufacturers and suppliers across a diverse array of industries, including the aerospace, defense, transportation, machine tool, light machinery and heavy machinery, as well as producers and suppliers in a number of equipment-intensive industries such as coal mining, road construction and quarrying, as well as oil and gas exploration, refining, production and supply. Our end users' applications range from airframes to mining operations, engines to oil wells and turbochargers to processing. We operate two global business segments consisting of Industrial and Infrastructure.

2.	BASIS OF PRESENTATION
The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with our 2012 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2012 was derived from the audited balance sheet included in our 2012 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal adjustments. The results for the three months ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2013 is to the fiscal year ending June 30, 2013. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its consolidated subsidiaries.

3.	NEW ACCOUNTING STANDARDS
Adopted

As of July 1, 2012, Kennametal adopted the Financial Accounting Standards Board (FASB) deferral to present reclassifications of other comprehensive income on the face of the income statement. Companies were still required to adopt the other requirements contained in the accounting guidance on presentation of other comprehensive income. The adoption of this guidance did not have an impact on our condensed consolidated financial statements.

As of July 1, 2012, Kennametal adopted changes to the presentation of comprehensive income. This guidance eliminated the option to report other comprehensive income and its components in the statement of changes in equity. An entity could elect to present items of net income and other comprehensive income in one continuous statement or in two separate consecutive statements. Each component of net income and other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, need to be displayed under either alternative. We elected to present the two-statement option. Other than the change in presentation, the adoption of this guidance had no impact on the condensed consolidated financial statements.

As of July 1, 2012, Kennametal adopted changes to testing goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The adoption of this guidance did not have an impact on our condensed consolidated financial statements.

Issued

In June 2012, the FASB issued additional guidance on testing indefinite lived intangible assets for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite lived intangible assets is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. This guidance is effective for Kennametal beginning July 1, 2013, with early adoption permitted.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
(in thousands)	2012	2011
Cash paid during the period for:
Interest	$8,496	$1,072
Income taxes	21,247	11,213

5.	ACQUISITION
On March 1, 2012, the Company acquired all of the shares of Deloro Stellite Holdings 1 Limited (Stellite) for a purchase price of $382.6 million; net of cash acquired.
The accompanying Condensed Consolidated Statement of Income, for the three months ended September 30, 2012, includes net sales of $59.5 million and net income of $0.4 million related to Stellite.
Unaudited Pro Forma Financial Information
The following unaudited pro forma summary of operating results presents the consolidated results of operations as if the Stellite acquisition had occurred on July 1, 2010. These amounts were calculated after the conversion to U.S. GAAP, applying our accounting policies and adjusting Stellite’s results to reflect increased depreciation and amortization expense resulting from recording fixed assets and intangible assets at fair value and decreasing interest expense to reflect Kennametal’s more favorable borrowing rate, together with the related tax effects. The pro forma results for the three months ended September 30, 2011 included $1.5 million of integration related pre-tax costs. The pro forma results have been presented for comparative purposes only and are not indicative of future results of operations or what would have occurred had the acquisition been made on July 1, 2010.

Three months ended September 30 (in thousands)	2011
Pro forma (unaudited):
Net Sales	$721,459
Net income attributable to Kennametal	$72,503
Per share data attributable to Kennametal :
Basic earnings per share	$0.90
Diluted earnings per share	$0.89

6.	FAIR VALUE MEASUREMENTS
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2012, the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$212	$—	$212
Total assets at fair value	$—	$212	$—	$212

Liabilities:
Derivatives (1)	$—	$822	$—	$822
Total liabilities at fair value	$—	$822	$—	$822

As of June 30, 2012, the fair value of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$1,855	$—	$1,855
Total assets at fair value	$—	$1,855	$—	$1,855

Liabilities:
Derivatives (1)	$—	$193	$—	$193
Total liabilities at fair value	$—	$193	$—	$193
 (1) Foreign currency derivative and interest rate swap contracts are valued based on observable market spot and forward rates and are classified within Level 2 of the fair value hierarchy.

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As part of our financial risk management program, we use certain derivative financial instruments. We do not enter into derivative transactions for speculative purposes and, therefore, hold no derivative instruments for trading purposes. We use derivative financial instruments to provide predictability to the effects of changes in foreign currency exchange rates on our consolidated results, achieve our targeted mix of fixed and floating interest rates on outstanding debt and forecasted transactions. We account for derivative instruments as a hedge of the related asset, liability, firm commitment or anticipated transaction, when the derivative is specifically designated as a hedge of such items. Our objective in managing foreign exchange exposures with derivative instruments is to reduce volatility in cash flow, allowing us to focus more of our attention on business operations. With respect to interest rate management, these derivative instruments allow us to achieve our targeted fixed-to-floating interest rate mix, as a separate decision from funding arrangements, in the bank and public debt markets. We measure hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The ineffective portions are recorded in other (income) expense, net.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheet are as follows:

(in thousands)	September 30, 2012	June 30, 2012
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$114	$554
Other current liabilities - range forward contracts	(762)	(193)
Other assets - range forward contracts	—	3
Total derivatives designated as hedging instruments	(648)	364
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	98	1,298
Other current liabilities - currency forward contracts	(60)	—
Total derivatives not designated as hedging instruments	38	1,298
Total derivatives	$(610)	$1,662

Certain currency forward contracts that hedge significant cross-border intercompany loans are considered as other derivatives and therefore do not qualify for hedge accounting. These contracts are recorded at fair value in the condensed consolidated balance sheet, with the offset to other (income) expense, net. Losses related to derivatives not designated as hedging instruments have been recognized as follows:

	Three Months Ended September 30,
(in thousands)	2012	2011
Other (income) expense, net - currency forward contracts	$1,209	$49

FAIR VALUE HEDGES

Fixed-to-floating interest rate swap contracts, designated as fair value hedges, are entered into from time to time to hedge our exposure to fair value fluctuations on a portion of our fixed rate debt. We had no such contracts outstanding at September 30, 2012 and June 30, 2012, respectively.
In February 2009 we terminated interest rate swap contracts to convert $200.0 million of our fixed rate debt to floating rate debt. These contracts were originally set to mature in June 2012. This gain was amortized as a component of interest expense over the remaining term of the related debt using the effective interest rate method. The gain was fully amortized as of June 30, 2012. During the three months ended September 30, 2011, we recognized $1.5 million as a reduction in interest expense.
CASH FLOW HEDGES
Currency forward contracts and range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive loss, and are recognized as a component of other (income) expense, net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at September 30, 2012 and June 30, 2012, was $91.8 million and $69.9 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at September 30, 2012, we expect to recognize into earnings in the next 12 months $0.6 million of losses on outstanding derivatives.
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In February 2012, we settled forward starting interest rate swap contracts to convert $150.0 million of our floating rate debt to fixed rate debt. Upon settlement, we made a cash payment of $22.4 million. The loss is being amortized as a component of interest expense over the term of the related debt using the effective interest rate method. During the three months ended September 30, 2012, $0.5 million was recognized as interest expense.
The following represents gains losses related to cash flow hedges:

	Three Months Ended September 30,
(in thousands)	2012	2011
Loss recognized in other comprehensive income (loss), net	$(571)	$(10,677)
(Gains) losses reclassified from accumulated other comprehensive loss into other (income) expense, net	$(41)	$169
No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the three months ended September 30, 2012 and 2011.

8.	STOCK-BASED COMPENSATION
Stock Options
The assumptions used in our Black-Scholes valuation related to grants made during the three months ended September 30, 2012 and 2011 were as follows:

	2012	2011
Risk-free interest rate	0.6%	1.2%
Expected life (years) (2)	4.5	4.5
Expected volatility (3)	49.5%	47.5%
Expected dividend yield	1.3%	1.5%
(2) Expected life is derived from historical experience.
(3)    Expected volatility is based on the implied historical volatility of our stock.

Changes in our stock options for the three months ended September 30, 2012 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2012	2,891,563	$28.46
Granted	371,056	36.76
Exercised	(78,527)	22.01
Lapsed and forfeited	(31,584)	32.07
Options outstanding, September 30, 2012	3,152,508	$29.57	6.1	$24,941
Options vested and expected to vest, September 30, 2012	3,088,516	$29.49	6.0	$24,702
Options exercisable, September 30, 2012	2,140,539	$28.09	4.9	$20,010
During the three months ended September 30, 2012 and 2011, compensation expense related to stock options was $2.8 million and $2.4 million, respectively. As of September 30, 2012, the total unrecognized compensation cost related to options outstanding was $5.4 million and is expected to be recognized over a weighted average period of 2.2 years.
Weighted average fair value of options granted during the three months ended September 30, 2012 and 2011 was $13.52 and $13.84, respectively. Fair value of options vested during the three months ended September 30, 2012 and 2011 was $4.5 million and $4.3 million, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Tax benefits, relating to excess stock-based compensation deductions, are presented in the condensed consolidated statements of cash flow as financing cash inflows. Tax benefits resulting from stock-based compensation deductions exceeded amounts reported for financial reporting purposes by $0.7 million and $1.3 million for the three months ended September 30, 2012 and 2011, respectively.
The amount of cash received from the exercise of capital stock options during the three months ended September 30, 2012 and 2011 was $1.7 million and $3.6 million, respectively. The related tax benefit for the three months ended September 30, 2012 and 2011 was $0.3 million and $0.5 million, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2012 and 2011 was $1.1 million and $1.9 million, respectively.
Under the provisions of the Kennametal Inc. Stock and Incentive Plan of 2010, Plan participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during the three months ended September 30, 2012 and 2011 were immaterial.
Restricted Stock Awards
Changes in our restricted stock awards for the three months ended September 30, 2012 were as follows:

	Shares	Weighted Average Fair Value
Unvested restricted stock awards, June 30, 2012	24,030	$28.83
Vested	(21,359)	29.60
Forfeited	(190)	29.60
Unvested restricted stock awards, September 30, 2012	2,481	$22.16
During the three months ended September 30, 2012 and 2011, compensation expense related to restricted stock awards was $0.1 million and $0.3 million, respectively. As of September 30, 2012, the total unrecognized compensation cost related to unvested restricted stock awards was immaterial and is expected to be recognized over a weighted average period of 0.2 years.

Restricted Stock Units – Time Vesting and Performance Vesting
Performance vesting restricted stock units are earned pro rata each year if certain performance goals are met over a three-year period, and are also subject to a service condition that requires the individual to be employed by the Company at the payment date after the three-year performance period, with the exception of retirement eligible grantees, who upon retirement are entitled to receive payment for any units that have been earned, including a prorated portion in the partially completed fiscal year in which the retirement occurs.
Changes in our time vesting and performance vesting restricted stock units for the three months ended September 30, 2012 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested performance vesting and time vesting restricted stock units, June 30, 2012	246,345	$31.27	971,767	$30.47
Granted	131,693	36.76	348,772	36.76
Vested	—	—	(218,554)	30.26
Forfeited	—	—	(23,193)	32.82
Unvested performance vesting and time vesting restricted stock units, September 30, 2012	378,038	$32.18	1,078,792	$32.49

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the three months ended September 30, 2012 and 2011, compensation expense related to time vesting and performance vesting restricted stock units was $7.1 million and $5.2 million, respectively. As of September 30, 2012, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $24.1 million and is expected to be recognized over a weighted average period of 2.5 years.

9.	BENEFIT PLANS
We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to some U.S. employees.
The table below summarizes the components of net periodic pension cost:

	Three Months Ended September 30,
(in thousands)	2012	2011
Service cost	$1,951	$1,728
Interest cost	9,581	10,380
Expected return on plan assets	(14,078)	(12,709)
Amortization of transition obligation	18	16
Amortization of prior service credit	(49)	(46)
Settlement loss	—	256
Recognition of actuarial losses	3,747	2,063
Net periodic pension cost	$1,170	$1,688
The table below summarizes the components of the net periodic other postretirement benefit cost:

	Three Months Ended September 30,
(in thousands)	2012	2011
Service cost	$18	$19
Interest cost	234	257
Amortization of prior service cost	(28)	(22)
Recognition of actuarial gains	104	(14)
Net periodic other postretirement benefit cost	$328	$240

10.	INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for approximately 49 percent of total inventories at both September 30, 2012 and June 30, 2012, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

Inventories consisted of the following:

(in thousands)	September 30, 2012	June 30, 2012
Finished goods	$333,866	$319,217
Work in process and powder blends	253,931	252,035
Raw materials	165,988	135,454
Inventories at current cost	753,785	706,706
Less: LIFO valuation	(129,520)	(120,850)
Total inventories	$624,265	$585,856

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	LONG-TERM DEBT AND CAPITAL LEASES
The five-year, multi-currency, revolving credit facility (2011 Credit Agreement) requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of September 30, 2012. We had $236.9 million and $212.2 million of borrowings outstanding under the 2011 Credit Agreement as of September 30, 2012 and June 30, 2012, respectively.
Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries.
Fixed rate debt relates to the 3.875 percent Senior Unsecured Notes and had a fair market value of $315.0 million and $306.8 million at September 30, 2012 and June 30, 2012, respectively. The fair value is determined based on the quoted market price of this debt as of September 30, 2012 and June 30, 2012, respectively.

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
Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At September 30, 2012 and June 30, 2012, the total of accruals for these reserves was $5.2 million and $5.1 million, respectively. These totals represent anticipated costs associated with the remediation of these issues. We recorded unfavorable foreign currency translation adjustments of $0.1 million during the three months ended September 30, 2012.
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
The effective income tax rate for the three months ended September 30, 2012 and 2011 was 20.7 percent and 23.0 percent, respectively. The current year rate reflects a benefit of $4.2 million from the effective settlement of an income tax audit in Europe, partially offset by the impact of stronger earnings in the U.S. and the reduction in the tax rate in the United Kingdom.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options, unvested restricted stock awards and unvested restricted stock units by 1.2 million shares and 1.1 million shares for the three months ended September 30, 2012 and 2011, respectively. Unexercised capital stock options, restricted stock units and restricted stock awards for the three months ended September 30, 2012 and 2011 of 1.1 million shares and 0.8 million shares, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore the inclusion would have been anti-dilutive.

15.	EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal shareowners’ equity and equity attributable to noncontrolling interests as of September 30, 2012 and 2011 is as follows:

	Kennametal Shareowners’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2012	$100,106	$447,433	$1,246,973	$(150,662)	$24,371	$1,668,221
Net income	—	—	46,390	—	657	47,047
Other comprehensive income	—	—	—	25,260	630	25,890
Dividend reinvestment	2	68	—	—	—	70
Capital stock issued under employee benefit and stock plans	297	10,444	—	—	—	10,741
Purchase of capital stock	(885)	(25,149)	—	—	—	(26,034)
Cash dividends paid	—	—	(12,924)	—	—	(12,924)
Purchase of noncontrolling interests	—	—	—	—	(479)	(479)
Total equity, September 30, 2012	$99,520	$432,796	$1,280,439	$(125,402)	$25,179	$1,712,532

	Kennametal Shareowners’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non- controlling interests	Total equity
Balance as of June 30, 2011	$101,411	$470,758	$983,374	$82,529	$20,569	$1,658,641
Net income	—	—	71,986	—	1,587	73,573
Other comprehensive loss	—	—	—	(76,477)	(1,701)	(78,178)
Dividend reinvestment	3	64	—	—	—	67
Capital stock issued under employee benefit and stock plans	326	10,815	—	—	—	11,141
Purchase of capital stock	(2,503)	(64,147)	—	—	—	(66,650)
Cash dividends paid	—	—	(9,849)	—	—	(9,849)
Total equity, September 30, 2011	$99,237	$417,490	$1,045,511	$6,052	$20,455	$1,588,745
The amounts of comprehensive income attributable to Kennametal shareowners and noncontrolling interests are disclosed in the Condensed Consolidated Statements of Comprehensive Income (Loss).

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of cost over the fair value of the net assets of acquired companies. Goodwill and other intangible assets with indefinite lives are tested at least annually for impairment. We perform our annual impairment tests during the June quarter in connection with our annual planning process, unless there are impairment indicators that warrant a test prior to that. We noted no impairment indicators warranting additional testing.
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Industrial	Infrastructure	Total
Goodwill	$394,883	$475,309	$870,192
Accumulated impairment losses	(150,842)	—	(150,842)
Balance as of June 30, 2012	$244,041	$475,309	$719,350
Translation	2,942	(877)	2,065
Change in goodwill	2,942	(877)	2,065
Goodwill	397,825	474,432	872,257
Accumulated impairment losses	(150,842)	—	(150,842)
Balance as of September 30, 2012	$246,983	$474,432	$721,415

The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	September 30, 2012		June 30, 2012
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract-based	4 to 15	$21,461	$(6,922)	$21,450	$(6,423)
Technology-based and other	4 to 17	37,950	(24,983)	37,594	(24,384)
Customer-related	10 to 20	178,377	(47,978)	178,500	(44,354)
Unpatented technology	15 to 30	45,911	(7,682)	46,035	(6,943)
Trademarks	5 to 20	14,047	(8,163)	13,977	(7,782)
Trademarks	Indefinite	36,204	—	35,817	—
Total		$333,950	$(95,728)	$333,373	$(89,886)
During the three months ended September 30, 2012, we recorded amortization expense of $5.1 million related to our other intangible assets and unfavorable foreign currency translation adjustments of $0.2 million.

17.	SEGMENT DATA
Kennametal delivers productivity to customers seeking peak performance in demanding environments by providing innovative custom and standard wear-resistant solutions. To provide these solutions, we harness our knowledge of advanced materials and application development with a commitment to a environmental sustainability. Our product offering includes a wide selection of standard and customized technologies for metalworking, such as sophisticated metalcutting tools, tooling systems and services, as well as advanced, high-performance materials, such as cemented tungsten carbide products, super alloys, coatings and investment castings to address customer demands. We offer these products through a variety of channels to meet customer-specified needs.
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Infrastructure segment, which includes Stellite, serves customers that operate in the earthworks and energy sectors who support primary industries such as oil and gas, power generation, underground, surface and hard-rock mining, highway construction and road maintenance. Generally, we rely on customer intimacy to serve this segment. By gaining an in-depth understanding of our customers’ engineering and development needs, we are able to offer complete system solutions and high-performance capabilities to optimize and add value to their operations.
Corporate expenses related to executive retirement plans, the Company’s Board of Directors and strategic initiatives, as well as certain other costs, are reported as Corporate.
Our external sales and operating income by segment are as follows:

	Three Months Ended September 30,
(in thousands)	2012	2011
External sales:
Industrial	$353,177	$417,819
Infrastructure	276,282	241,058
Total external sales	$629,459	$658,877
Operating income:
Industrial	$35,189	$72,685
Infrastructure	31,735	32,554
Corporate	(2,543)	(3,629)
Total operating income	$64,381	$101,610
Interest expense	$5,956	$5,487
Other (income) expense, net	(902)	574
Income from continuing operations before income taxes	$59,327	$95,549

18.	SUBSEQUENT EVENTS

On November 2, 2012, we issued $400.0 million of 2.650 percent Senior Unsecured Notes due in 2019. Interest will be paid semi-annually on May 1 and November 1 of each year. We intend to use the net proceeds from this notes offering to repay outstanding indebtedness under our credit facility and for general corporate purposes.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Kennametal Inc. is a leading global manufacturer and supplier of tooling, engineered components and advanced materials consumed in production processes. We deliver productivity to customers seeking peak performance in demanding environments by providing innovative custom and standard wear-resistant solutions. To provide these solutions, we harness our knowledge of advanced materials and application development with a commitment to environmental sustainability. Our solutions are built around industry-essential technology platforms. These include metalworking tools, engineered components and surface technologies that are mission-critical to the performance of our customers battling extreme conditions such as fatigue wear, corrosion and high temperatures. We believe that our reputation for manufacturing excellence, as well as our technological expertise and innovation we deliver in our products and services, help us to achieve a leading position in our primary markets. End users of our products include metalworking and machinery manufacturers and suppliers across a diverse array of industries, including the aerospace, defense, transportation, machine tool, light machinery and heavy machinery, as well as producers and suppliers in a number of equipment-intensive industries such as coal mining, road construction and quarrying, as well as oil and gas exploration, refining, production and supply. Our end users' applications range from airframes to mining operations, engines to oil wells and turbochargers to processing.

Our sales of $629.5 million for the quarter ended September 30, 2012 decreased 4 percent compared to sales for the September quarter one year ago. Operating income was $64.4 million, a decrease of $37.2 million as compared to $101.6 million in the prior year quarter. The Stellite acquisition contributed $3.1 million of operating income in the current year quarter. Operating income decreased primarily due to lower sales volume, lower absorption of manufacturing costs and unfavorable currency exchange. We reported current quarter earnings per diluted share of $0.57.

The September quarter was a challenging quarter given the macro environment fueled by uncertainty in the U.S. and Asia, as well as fiscal concerns in Europe. We experienced weaker than expected demand in most market segments, especially in the general engineering and earthworks markets. We also experienced unfavorable impacts from foreign currency.

Raw material prices continue to stabilize in the market. However, realized raw materials costs generally lag market prices by a few quarters. We continue to monitor changes in raw material prices to ensure appropriate pricing.

A positive in the quarter was that prior restructuring programs and cost containment measures helped deliver double digit operating margin, despite all the challenges of the quarter. We have initiated cost containment actions in all functions and are managing business to market conditions while staying focused on our long-range strategies.

We had cash flow from operating activities of $3.1 million during the three months ended September 30, 2012. Capital expenditures were $15.8 million during the quarter.

In addition, we invested further in technology and innovation to continue delivering a high level of new products to our customers. Research and development expenses included in operating expense totaled $10.7 million for the three months ended September 30, 2012.

The following narrative provides further discussion and analysis of our results of operations, liquidity and capital resources, as well as other pertinent matters.

RESULTS OF CONTINUING OPERATIONS

SALES

Sales for the three months ended September 30, 2012 were $629.5 million, a decrease of $29.4 million, or 4 percent, from $658.9 million in the prior year quarter. The decrease in sales was driven by a 7 percent organic decline, a 5 percent unfavorable effect from currency exchange and 1 percent from fewer business days, partially offset by a 9 percent increase from the Stellite acquisition. The decrease in sales was driven by weaker demand in both business segments and across most regions. On an organic basis sales declined 15 percent in general engineering, 6 percent in both the earthworks and energy markets, and 1 percent in transportation, while aerospace and defense sales grew by 7 percent.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GROSS PROFIT

Gross profit for the three months ended September 30, 2012 was $208.3 million, a decrease of $42.8 million from
$251.1 million in the prior year quarter. The decrease was primarily due to an organic sales decline, unfavorable capacity utilization and unfavorable foreign currency exchange of $12.3 million, partially offset by cost reduction benefits. The gross profit margin for the three months ended September 30, 2012 was 33.1 percent, as compared to 38.1 percent generated in the prior year quarter.

OPERATING EXPENSE

Operating expense for the three months ended September 30, 2012 decreased $7.1 million or 4.9 percent to
$138.9 million as compared to $146.0 million in the prior year quarter. The decrease is primarily due to favorable currency effects of $8.1 million and lower employment costs of $5.1 million primarily due to lower incentive compensation, partially offset by additional operating expenditures related to the Stellite acquisition of $7.2 million.

INTEREST EXPENSE

Interest expense was $6.0 million and $5.5 million for the three months ended September 30, 2012 and 2011, respectively.

OTHER (INCOME) EXPENSE, NET

Other income, net for the three months ended September 30, 2012 was $0.9 million compared to other expense, net of
$0.6 million for the prior year quarter. The increase was primarily driven by favorable foreign currency transaction results of
$1.9 million.

INCOME TAXES

The effective income tax rate for the three months ended September 30, 2012 and 2011 was 20.7 percent and 23.0 percent, respectively. The current year rate reflects a benefit of $4.2 million from the effective settlement of an income tax audit in Europe, partially offset by the impact of stronger earnings in the U.S. and the reduction in the tax rate in the United Kingdom.

During fiscal 2012, we received an assessment from the Italian tax authority that denied certain tax deductions primarily related to our 2008 tax return. Attempts at negotiating a reasonable settlement with the tax authority were unsuccessful; and as a result, we have decided to litigate the issue. We believe the assessment is baseless, and accordingly, do not anticipate making a payment in connection with this assessment. Accordingly, no income tax liability has been recorded in connection with this assessment; however, settlement at its face value would result in an approximate $30 million increase to income tax expense.

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
INDUSTRIAL

	Three Months Ended September 30,
(in thousands)	2012	2011
Sales	$353,177	$417,819
Operating income	35,189	72,685

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended September 30, 2012, Industrial external sales decreased by 15 percent driven by an organic sales decline of 9 percent and a 6 percent unfavorable effect from currency exchange. On an organic basis, sales declined by 15 percent in general engineering and 1 percent in transportation, while aerospace and defense sales grew 7 percent. General engineering was unfavorably impacted by lower sales to the indirect channel due to inventory destocking as a result of the slowing macro environment. The aerospace and defense end markets growth is due to the continued increase in commercial aircraft production. On a regional basis, sales declined approximately 13 percent in the Americas, 7 percent in Europe and 1 percent in Asia. The sales decrease in America was primarily driven by the decline in the general engineering end market. The sales decrease in Europe and Asia was primarily driven by the decline in the general engineering and transportation end markets.

For the three months ended September 30, 2012, Industrial operating income decreased by $37.5 million. The decrease in operating income was primarily due to lower sales volume, lower absorption of manufacturing costs and unfavorable foreign currency impacts. Industrial operating margin was 10.0 percent compared with 17.4 percent in the prior year.
INFRASTRUCTURE

	Three Months Ended September 30,
(in thousands)	2012	2011
Sales	$276,282	$241,058
Operating income	31,735	32,554

For the three months ended September 30, 2012, Infrastructure external sales increased by 15 percent, driven by 25 percent growth from the Stellite acquisition, partially offset by a 5 percent organic decline, a 4 percent unfavorable effect from currency exchange and 1 percent from fewer business days. The organic decrease was driven by lower sales in the energy and earthworks markets of 6 percent each. Earthworks continues to be impacted by weak demand for underground coal in North America, while energy is being affected by lower global demand. On a regional basis excluding the impact of the Stellite acquisition, sales decreased by approximately 11 percent in the Americas and 7 percent in Europe, while sales were 5 percent higher in Asia. The sales decrease in America and Europe was primarily driven by the decline in the earthworks market. The sales increase in Asia was primarily driven by the growth in the earthworks market.

For the three months ended September 30, 2012, Infrastructure operating income decreased by $0.8 million. Infrastructure operating income benefited from Stellite operating income of $3.1 million, which was more than offset by the effects of the organic sales decline and lower absorption of manufacturing costs. Infrastructure operating margin was 11.5 percent compared with 13.5 percent in the prior year.
CORPORATE

	Three Months Ended September 30,
(in thousands)	2012	2011
Corporate unallocated expense	$(2,543)	$(3,629)

For the three months ended September 30, 2012, unallocated expense decreased $1.1 million mainly due to lower professional fees and pension expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations and borrowings against our 2011 Credit Agreement are the primary sources of funding for capital expenditures and internal growth.

On November 2, 2012, we issued $400.0 million of 2.650 percent Senior Unsecured Notes due in 2019. Interest will be paid semi-annually on May 1 and November 1 of each year. We intend to use the net proceeds from this notes offering to repay outstanding indebtedness under our credit facility and for general corporate purposes.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On February 14, 2012, we issued $300 million of 3.875 percent Senior Unsecured Notes due in 2022.  Interest is paid semi-annually on February 15 and August 15 of each year.  We applied the net proceeds from this notes offering to the repayment of our 7.2 percent Senior Unsecured Notes on their June 15, 2012 maturity date.

On October 21, 2011, we entered into an amendment to our 2010 Credit Agreement, which is used to augment cash from operations and as an additional source of funds. The 2011 Credit Agreement extends to October 2016 and permits revolving credit loans of up to $600.0 million for working capital, capital expenditures and general corporate purposes. The 2011 Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2011 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us.

The 2011 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of September 30, 2012. We had $236.9 million of borrowings outstanding under the 2011 Credit Agreement as of September 30, 2012. For the three months ended September 30, 2012, average daily borrowings outstanding under the 2011 Credit Agreements were approximately $382.6 million.

Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries.

We consider the unremitted earnings of our non-U.S. subsidiaries that have not previously been taxed in the U.S., to be permanently reinvested. As of September 30, 2012, cash and cash equivalents of $108 million and short term intercompany advances made by our foreign subsidiaries to our U.S. parent of $159 million would not be available for use in the U.S. on a long term basis, without incurring U.S. federal and state income tax consequences. These short term intercompany advances are in the form of intercompany loans made over quarter end to repay borrowings under our revolving credit agreement and have duration of not more than fourteen days. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

At September 30, 2012, cash and cash equivalents were $110.5 million, total debt was $601.1 million and total Kennametal Shareowners' equity was $1,687.4 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.

There have been no other material changes in our contractual obligations and commitments since June 30, 2012.
Cash Flow Provided by (Used for) Operating Activities
During the three months ended September 30, 2012, cash flow provided by operating activities was $3.1 million, compared to cash flow used for operating activities of $7.2 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $90.0 million, partially offset by changes in certain assets and liabilities netting to $86.9 million. Contributing to the changes in certain assets and liabilities was a decrease in accounts payable and accrued liabilities of $89.2 million primarily driven by lower accounts payable, payment of $19.0 million of incentive compensation and timing of payroll payments, an increase in inventory of $31.6 million primarily raw material purchase commitments, a decrease in accrued income taxes of $11.3 million and a decrease in other of $1.6 million, partially offset by a decrease in accounts receivable of $46.8 million due to lower sales volume.

During the three months ended September 30, 2011, cash flow used for operating activities consisted of net income and non-cash items amounting to an inflow of $106.9 million, partially offset by changes in certain assets and liabilities netting to $114.1 million. Contributing to the changes in certain assets and liabilities was a decrease in accounts payable and accrued liabilities of $64.7 million driven by payment of $27.0 million of incentive compensation and an increase in inventory of $62.7 million driven by higher inventory levels to meet higher demand, partially offset by a decrease in accounts receivable of $12.3 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flow Used for Investing Activities
Cash flow used for investing activities was $15.4 million for the three months ended September 30, 2012, compared to $11.0 million in the prior year period. During the current year period, cash flow used for investing activities included capital expenditures, net of $15.4 million, which consisted primarily of equipment upgrades.

For the three months ended September 30, 2011, cash flow used for investing activities included capital expenditures, net of $11.1 million, which consisted primarily of equipment upgrades.
Cash Flow Provided by (Used for) Financing Activities
Cash flow provided by financing activities was $3.2 million for the three months ended September 30, 2012 compared to cash flow used for financing activities of $72.6 million in the prior year period. During the current year period, cash flow provided by financing activities included $35.5 million net increase in borrowings, $3.8 million of other and $3.0 million of dividend reinvestment and the effect of employee benefit and stock plans. These cash flows were offset by $26.0 million used for the purchase of capital stock and $12.9 million of cash dividends paid to Shareowners.

During the three months ended September 30, 2011, cash flow used for financing activities included $66.7 million used for the purchase of capital stock, $9.8 million of cash dividends paid to Shareowners and $3.8 million of other, partially offset by $5.7 million of dividend reinvestment and the effect of employee benefit and stock plans and $2.1 million net increase in borrowings.

FINANCIAL CONDITION

Working capital was $791.8 million at September 30, 2012, an increase of $87.5 million from $704.3 million at June 30, 2012. The increase in working capital was driven primarily by an increase in inventories of $38.4 million primarily due to raw material purchase commitments, a decrease in accounts payable of $35.9 million, a decrease in other current liabilities of $29.5 million primarily due to payment of incentive compensation of $19.0 million, a decrease in accrued expenses of $14.7 million due to the timing of payments and a decrease in accrued income taxes of $14.0 million, partially offset by a decrease in accounts receivable of $41.3 million due to lower sales and a decrease in cash and cash equivalents of $5.9 million due to to the purchase of capital stock and dividend payment. Foreign currency effects accounted for $15.4 million of the working capital change.

Property, plant and equipment, net decreased $1.5 million from $742.2 million at June 30, 2012 to $740.7 million at September 30, 2012, primarily due to depreciation expense of $23.9 million and capital disposals of $0.4 million, partially offset by capital additions of $15.8 million and a favorable foreign currency impact of $7.4 million.

At September 30, 2012, other assets were $1,003.4 million, a decrease of $5.6 million from $1,009.0 million at June 30, 2012. The drivers for the decrease were a decrease in other intangible assets of $5.3 million and a decrease in deferred income taxes of $2.1 million, partially offset by an increase in goodwill of $2.1 million. The change in other intangible assets was due to amortization expense of $5.1 million and unfavorable foreign currency translation adjustments of $0.2 million. The change in goodwill was primarily due to favorable foreign currency effects of $2.1 million.

Kennametal Shareowners' equity was $1,687.4 million at September 30, 2012, an increase of $43.5 million from
$1,643.9 million at June 30, 2012. The increase was primarily due to net income attributable to Kennametal of $46.4 million, foreign currency translation adjustments of $24.4 million and capital stock issued under employee benefit and stock plans of $10.7 million, partially offset by the purchase of capital stock of $26.0 million and cash dividends paid to Shareowners of $12.9 million.

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

Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At September 30, 2012 and June 30, 2012, the total of accruals for these reserves was $5.2 million and $5.1 million, respectively. These totals represent anticipated costs associated with the remediation of these issues. We recorded unfavorable foreign currency translation adjustments of $0.1 million during the three months ended September 30, 2012.

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

We maintain a Corporate EHS Department, to monitor compliance with environmental regulations and to oversee remediation activities. In addition, we have designated EHS coordinators who are responsible for each of our global manufacturing facilities. Our financial management team periodically meets with members of the Corporate EHS Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly basis, we review financial provisions and reserves for environmental contingencies and adjust these reserves when appropriate.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES
There have been no changes to our critical accounting policies since June 30, 2012.

NEW ACCOUNTING STANDARDS

See Note 3 to our condensed consolidated financial statements set forth in Part I Item 1 of this Form 10-Q for a description of new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk exposure since June 30, 2012.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at September 30, 2012 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The SEC's general guidance permits the exclusion of an assessment of the effectiveness of a registrant's disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, the Company completed the acquisition of Stellite on March 1, 2012. Stellite represents approximately 17 percent of the Company's total assets as of September 30, 2012. Management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of September 30, 2012 excluded an assessment of the internal control over financial reporting of Stellite.
PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2012	—	$—	—	8,505,100
August 1 through August 31, 2012	633,576	36.83	571,098	7,934,002
September 1 through September 30, 2012	135,000	36.51	135,000	7,799,002
Total	768,576	$36.77	706,098

(1)
During the current period, 1,876 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 60,602 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.

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
Filed herewith.

(101)	XBRL
(101.INS)	XBRL Instance Document	Filed herewith.
(101.SCH)	XBRL Taxonomy Extension Schema Document	Filed herewith.
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
(101.DEF)	XBRL Taxonomy Definition Linkbase	Filed herewith.
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date:	November 8, 2012	By:	/s/ Martha A. Bailey
Martha A. Bailey Vice President Finance and Corporate Controller