Form 10-Q
period 2012-12-31
KENNAMETAL INC
filed 2013-02-07
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012
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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at January 31, 2013
Capital Stock, par value $1.25 per share	79,219,249

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share amounts)	2012	2011	2012	2011
Sales	$633,144	$641,741	$1,262,603	$1,300,618
Cost of goods sold	433,697	409,855	854,808	817,672
Gross profit	199,447	231,886	407,795	482,946
Operating expense	127,778	134,566	266,638	280,555
Amortization of intangibles	5,200	3,272	10,307	6,733
Operating income	66,469	94,048	130,850	195,658
Interest expense	6,970	5,256	12,926	10,743
Other expense (income), net	655	(1,258)	(246)	(684)
Income from continuing operations before income taxes	58,844	90,050	118,170	185,599
Provision for income taxes	15,535	15,579	27,815	37,555
Net income	43,309	74,471	90,355	148,044
Less: Net income attributable to noncontrolling interests	1,167	774	1,823	2,361
Net income attributable to Kennametal	$42,142	$73,697	$88,532	$145,683
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREOWNERS
Basic earnings per share	$0.53	$0.92	$1.11	$1.82
Diluted earnings per share	$0.52	$0.91	$1.09	$1.79
Dividends per share	$0.16	$0.14	$0.32	$0.26
Basic weighted average shares outstanding	79,713	79,765	79,980	80,212
Diluted weighted average shares outstanding	80,986	80,936	81,164	81,357
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2012	2011	2012	2011
Net income	$43,309	$74,471	$90,355	$148,044
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of income tax benefit of $0.1 million, $0.4 million, $0.4 million and $7.2 million respectively	(102)	(705)	(673)	(11,382)
Reclassification of unrealized loss (gain) on expired derivatives designated and qualified as cash flow hedges, net of income tax benefit (expense) of $0.2 million, ($0.2) million, $0.2 million and ($0.0) million respectively	293	(270)	378	(29)
Unrecognized net pension and other postretirement benefit (loss) gain, net of income tax benefit (expense) of $0.1 million, ($0.1) million, $0.5 million and ($0.4) million respectively	(362)	217	(1,480)	1,065
Reclassification of net pension and other postretirement benefit loss, net of income tax benefit of $1.4 million, $0.7 million, $2.8 million and $1.5 million respectively	2,421	1,286	4,835	2,573
Foreign currency translation adjustments, net of income tax (expense) benefit of ($4.2) million, $18.2 million, ($23.1) million and $60.0 million respectively	13,367	(30,865)	38,445	(100,742)
Total comprehensive income	58,926	44,134	131,860	39,529
Comprehensive income (loss) attributable to noncontrolling interests	1,223	(359)	2,509	(473)
Comprehensive income attributable to Kennametal Shareowners	$57,703	$44,493	$129,351	$40,002
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	December 31, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$216,771	$116,466
Accounts receivable, less allowance for doubtful accounts of $12,380 and $12,530	412,563	478,989
Inventories (Note 10)	619,484	585,856
Deferred income taxes	51,396	51,017
Other current assets	56,149	50,634
Total current assets	1,356,363	1,282,962
Property, plant and equipment:
Land and buildings	384,154	379,034
Machinery and equipment	1,443,710	1,396,359
Less accumulated depreciation	(1,090,226)	(1,033,192)
Property, plant and equipment, net	737,638	742,201
Other assets:
Investments in affiliated companies	715	685
Goodwill (Note 16)	727,561	719,350
Other intangible assets, less accumulated amortization of $101,396 and $89,886 (Note 16)	234,225	243,487
Deferred income taxes	21,531	25,205
Other	22,506	20,298
Total other assets	1,006,538	1,009,025
Total assets	$3,100,539	$3,034,188
LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases (Note 11)	$247	$33,572
Notes payable to banks	2,400	41,565
Accounts payable	155,401	219,475
Accrued income taxes	15,958	39,270
Accrued expenses	71,146	97,177
Other current liabilities	117,373	147,563
Total current liabilities	362,525	578,622
Long-term debt and capital leases, less current maturities (Note 11)	704,212	490,608
Deferred income taxes	65,927	69,134
Accrued pension and post retirement benefits	188,573	190,747
Accrued income taxes	4,341	3,964
Other liabilities	30,518	32,892
Total liabilities	1,356,096	1,365,967
Commitments and contingencies
EQUITY (Note 15)
Kennametal Shareowners’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 79,151 and 80,085 shares issued	98,938	100,106
Additional paid-in capital	421,139	447,433
Retained earnings	1,309,757	1,246,973
Accumulated other comprehensive loss	(109,843)	(150,662)
Total Kennametal Shareowners’ Equity	1,719,991	1,643,850
Noncontrolling interests	24,452	24,371
Total equity	1,744,443	1,668,221
Total liabilities and equity	$3,100,539	$3,034,188
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Six Months Ended December 31,
(in thousands)	2012	2011
OPERATING ACTIVITIES
Net income	$90,355	$148,044
Adjustments for non-cash items:
Depreciation	45,460	41,261
Amortization	10,307	6,733
Stock-based compensation expense	15,450	12,404
Deferred income tax provision (benefit)	2,389	(2,144)
Other	174	(12,063)
Changes in certain assets and liabilities:
Accounts receivable	73,898	23,240
Inventories	(22,941)	(83,421)
Accounts payable and accrued liabilities	(135,823)	(67,269)
Accrued income taxes	(21,114)	7,833
Other	(3,920)	(3,519)
Net cash flow provided by operating activities	54,235	71,099
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(34,372)	(35,593)
Disposals of property, plant and equipment	704	2,557
Purchase of technology license	—	(10,000)
Other	(87)	(912)
Net cash flow used for investing activities	(33,755)	(43,948)
FINANCING ACTIVITIES
Net decrease in notes payable	(39,168)	(661)
Net decrease in short-term revolving and other lines of credit	(27,200)	—
Term debt borrowings	864,244	275,054
Term debt repayments	(655,915)	(275,183)
Purchase of capital stock	(46,616)	(66,721)
Dividend reinvestment and the effect of employee benefit and stock plans	6,085	10,948
Cash dividends paid to Shareowners	(25,748)	(21,074)
Other	(2,659)	(7,169)
Net cash flow provided by (used for) financing activities	73,023	(84,806)
Effect of exchange rate changes on cash and cash equivalents	6,802	(18,373)
CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	100,305	(76,028)
Cash and cash equivalents, beginning of period	116,466	204,565
Cash and cash equivalents, end of period	$216,771	$128,537
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION
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
The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with our 2012 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2012 was derived from the audited balance sheet included in our 2012 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal adjustments. The results for the six months ended December 31, 2012 and 2011 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2013 is to the fiscal year ending June 30, 2013. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its consolidated subsidiaries.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    SUPPLEMENTAL CASH FLOW DISCLOSURES

	Six Months Ended December 31,
(in thousands)	2012	2011
Cash paid during the period for:
Interest	$11,338	$12,917
Income taxes	45,072	26,298

5.	ACQUISITION
On March 1, 2012, the Company acquired all of the shares of Deloro Stellite Holdings 1 Limited (Stellite) for a purchase price of $382.6 million; net of cash acquired.
The accompanying Condensed Consolidated Statement of Income, for the six months ended December 31, 2012, includes net sales of $119.7 million and net income of $2.1 million related to Stellite.
Unaudited Pro Forma Financial Information
The following unaudited pro forma summary of operating results presents the consolidated results of operations as if the Stellite acquisition had occurred on July 1, 2010. These amounts were calculated after the conversion to U.S. GAAP, applying our accounting policies and adjusting Stellite’s results to reflect increased depreciation and amortization expense resulting from recording fixed assets and intangible assets at fair value and decreasing interest expense to reflect Kennametal’s more favorable borrowing rate, together with the related tax effects. The pro forma results for the six months ended December 31, 2011 included $4.0 million of integration related pre-tax costs. The pro forma results have been presented for comparative purposes only and are not indicative of future results of operations or what would have occurred had the acquisition been made on July 1, 2010.

Six months ended December 31 (in thousands, except per share data)	2011
Pro forma (unaudited):
Net Sales	$1,433,260
Net income attributable to Kennametal	$152,132
Per share data attributable to Kennametal :
Basic earnings per share	$1.90
Diluted earnings per share	$1.87

6.	FAIR VALUE MEASUREMENTS
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2012, the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$61	$—	$61
Total assets at fair value	$—	$61	$—	$61

Liabilities:
Derivatives (1)	$—	$1,103	$—	$1,103
Total liabilities at fair value	$—	$1,103	$—	$1,103

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheet are as follows:

(in thousands)	December 31, 2012	June 30, 2012
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$—	$554
Other current liabilities - range forward contracts	(821)	(193)
Other assets - range forward contracts	—	3
Total derivatives designated as hedging instruments	(821)	364
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	61	1,298
Other current liabilities - currency forward contracts	(282)	—
Total derivatives not designated as hedging instruments	(221)	1,298
Total derivatives	$(1,042)	$1,662

Certain currency forward contracts that hedge significant cross-border intercompany loans are considered as other derivatives and therefore do not qualify for hedge accounting. These contracts are recorded at fair value in the condensed consolidated balance sheet, with the offset to other expense (income), net. Losses related to derivatives not designated as hedging instruments have been recognized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2012	2011	2012	2011
Other expense (income), net - currency forward contracts	$261	$734	$1,470	$783

FAIR VALUE HEDGES

Fixed-to-floating interest rate swap contracts, designated as fair value hedges, are entered into from time to time to hedge our exposure to fair value fluctuations on a portion of our fixed rate debt. We had no such contracts outstanding at December 31, 2012 and June 30, 2012, respectively.
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
CASH FLOW HEDGES
Currency forward contracts and range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive loss, and are recognized as a component of other expense (income), net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at December 31, 2012 and June 30, 2012, was $59.7 million and $69.9 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at December 31, 2012, we expect to recognize into earnings in the next 12 months $0.7 million of losses on outstanding derivatives.
Floating-to-fixed interest rate swap contracts, designated as cash flow hedges, are entered into from time to time to hedge our exposure to interest rate changes on a portion of our floating rate debt. These interest rate swap contracts convert a portion of our floating rate debt to fixed rate debt. We record the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to accumulated other comprehensive loss, net of tax. We had no such contracts outstanding at December 31, 2012 and June 30, 2012, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In February 2012, we settled forward starting interest rate swap contracts to convert $150.0 million of our floating rate debt to fixed rate debt. Upon settlement, we made a cash payment of $22.4 million. The loss is being amortized as a component of interest expense over the term of the related debt using the effective interest rate method. During the three and six months ended December 31, 2012, $0.5 million and $0.9 million, respectively, were recognized as interest expense.
The following represents gains and losses related to cash flow hedges:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2012	2011	2012	2011
Loss recognized in other comprehensive income (loss), net	$(102)	$(705)	$(673)	$(11,382)
Losses (gains) reclassified from accumulated other comprehensive loss into other expense (income), net	$298	$(4)	$257	$165
No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the six months ended December 31, 2012 and 2011.

8.	STOCK-BASED COMPENSATION
Stock Options
The assumptions used in our Black-Scholes valuation related to grants made during the six months ended December 31, 2012 and 2011 were as follows:

	2012	2011
Risk-free interest rate	0.6%	1.2%
Expected life (years) (2)	4.5	4.5
Expected volatility (3)	49.5%	47.5%
Expected dividend yield	1.4%	1.5%
(2) Expected life is derived from historical experience.
(3)    Expected volatility is based on the implied historical volatility of our stock.

Changes in our stock options for the six months ended December 31, 2012 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2012	2,891,563	$28.46
Granted	371,056	36.76
Exercised	(167,293)	22.50
Lapsed and forfeited	(38,660)	31.89
Options outstanding, December 31, 2012	3,056,666	$29.76	5.7	$31,318
Options vested and expected to vest, December 31, 2012	2,973,731	$29.59	5.7	$30,946
Options exercisable, December 31, 2012	2,072,141	$28.27	4.5	$24,312
During the six months ended December 31, 2012 and 2011, compensation expense related to stock options was $4.0 million and $3.4 million, respectively. As of December 31, 2012, the total unrecognized compensation cost related to options outstanding was $4.2 million and is expected to be recognized over a weighted average period of 2.2 years.
Weighted average fair value of options granted during the six months ended December 31, 2012 and 2011 was $13.52 and $13.84, respectively. Fair value of options vested during the six months ended December 31, 2012 and 2011 was $5.1 million and $4.5 million, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Tax benefits, relating to excess stock-based compensation deductions, are presented in the condensed consolidated statements of cash flow as financing cash inflows. Tax benefits resulting from stock-based compensation deductions exceeded amounts reported for financial reporting purposes by $1.1 million and $2.1 million for the six months ended December 31, 2012 and 2011, respectively.
The amount of cash received from the exercise of capital stock options during the six months ended December 31, 2012 and 2011 was $3.8 million and $7.9 million, respectively. The related tax benefit for the six months ended December 31, 2012 and 2011 was $0.8 million and $1.6 million, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2012 and 2011 was $2.5 million and $5.0 million, respectively.
Under the provisions of the Kennametal Inc. Stock and Incentive Plan of 2010, Plan participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during the six months ended December 31, 2012 and 2011 were immaterial.
Restricted Stock Awards
Changes in our restricted stock awards for the six months ended December 31, 2012 were as follows:

	Shares	Weighted Average Fair Value
Unvested restricted stock awards, June 30, 2012	24,030	$28.83
Vested	(23,840)	28.83
Forfeited	(190)	29.60
Unvested restricted stock awards, December 31, 2012	—	$—
During the six months ended December 31, 2012 and 2011, compensation expense related to restricted stock awards was $0.1 million and $0.6 million, respectively.

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
Changes in our time vesting and performance vesting restricted stock units for the six months ended December 31, 2012 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested performance vesting and time vesting restricted stock units, June 30, 2012	246,345	$31.27	971,767	$30.47
Granted	131,693	36.76	358,650	36.77
Vested	—	—	(221,543)	30.22
Forfeited	—	—	(32,290)	33.18
Unvested performance vesting and time vesting restricted stock units, December 31, 2012	378,038	$32.18	1,076,584	$32.54

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the six months ended December 31, 2012 and 2011, compensation expense related to time vesting and performance vesting restricted stock units was $11.4 million and $8.2 million, respectively. As of December 31, 2012, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $20.5 million and is expected to be recognized over a weighted average period of 2.4 years.

9.	BENEFIT PLANS
We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to some U.S. employees.
The table below summarizes the components of net periodic pension cost:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2012	2011	2012	2011
Service cost	$1,956	$1,721	$3,908	$3,449
Interest cost	9,601	10,331	19,182	20,711
Expected return on plan assets	(14,074)	(12,706)	(28,152)	(25,415)
Amortization of transition obligation	18	16	36	32
Amortization of prior service credit	(48)	(46)	(97)	(93)
Settlement loss	—	262	—	519
Recognition of actuarial losses	3,752	2,062	7,499	4,125
Net periodic pension cost	$1,205	$1,640	$2,376	$3,328
The table below summarizes the components of the net periodic other postretirement benefit cost:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2012	2011	2012	2011
Service cost	$18	$19	$36	$37
Interest cost	234	257	469	514
Amortization of prior service cost	(28)	(22)	(55)	(44)
Recognition of actuarial gains	104	(14)	208	(28)
Net periodic other postretirement benefit cost	$328	$240	$658	$479

10.	INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for approximately 52 percent and 49 percent of total inventories at both December 31, 2012 and June 30, 2012, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

Inventories consisted of the following:

(in thousands)	December 31, 2012	June 30, 2012
Finished goods	$321,146	$319,217
Work in process and powder blends	252,266	252,035
Raw materials	175,345	135,454
Inventories at current cost	748,757	706,706
Less: LIFO valuation	(129,273)	(120,850)
Total inventories	$619,484	$585,856

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	LONG-TERM DEBT AND CAPITAL LEASES

On November 7, 2012, we issued $400.0 million of 2.65 percent Senior Unsecured Notes due in 2019. Interest will be paid semi-annually on May 1 and November 1 of each year. We used the net proceeds from this notes offering to repay outstanding indebtedness under our credit facility and for general corporate purposes.
The five-year, multi-currency, revolving credit facility (2011 Credit Agreement) requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of December 31, 2012. We had no borrowings outstanding under the 2011 Credit Agreement as of December 31, 2012. We had $212.2 million of borrowings outstanding under the 2011 Credit Agreement as of June 30, 2012. Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries.
Fixed rate debt had a fair market value of $710.1 million and $306.8 million at December 31, 2012 and June 30, 2012, respectively. The Level 1 fair value is determined based on the quoted market price of this debt as of December 31, 2012 and June 30, 2012, respectively.

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
Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At December 31, 2012 and June 30, 2012, the total of accruals for these reserves was $5.2 million and $5.1 million, respectively. These totals represent anticipated costs associated with the remediation of these issues. We recorded unfavorable foreign currency translation adjustments of $0.1 million during the six months ended December 31, 2012.
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
The effective income tax rate for the three months ended December 31, 2012 and 2011 was 26.4 percent and 17.3 percent, respectively. The increase was primarily driven by a favorable $4.2 million valuation allowance adjustment in the prior year and lower current quarter earnings contribution from Europe where tax rates are lower than those in the United States.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effective income tax rate for the six months ended December 31, 2012 and 2011 was 23.5 percent and 20.2 percent, respectively. The increase was primarily driven by a favorable valuation allowance adjustment in the prior year and lower current period earnings contribution from Europe where tax rates are lower than those in the United States. The impact of these items was partially offset by a benefit from the effective settlement of an income tax audit in Europe in the first quarter of this fiscal year.

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
For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options, unvested restricted stock awards and unvested restricted stock units by 1.3 million shares and 1.2 million shares for the three months ended December 31, 2012 and 2011, respectively, and 1.2 million shares and 1.1 million shares for the six months ended December 31, 2012 and 2011, respectively. Unexercised capital stock options, restricted stock units and restricted stock awards of 0.9 million shares and 0.7 million shares for the three months ended December 31, 2012 and 2011, respectively, and 1.0 million shares and 0.7 million shares for the six months ended December 31, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore the inclusion would have been anti-dilutive.

15.	EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareowners’ equity and equity attributable to noncontrolling interests as of December 31, 2012 and 2011 is as follows:

	Kennametal Shareowners’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2012	$100,106	$447,433	$1,246,973	$(150,662)	$24,371	$1,668,221
Net income	—	—	88,532	—	1,823	90,355
Other comprehensive income	—	—	—	40,819	686	41,505
Dividend reinvestment	4	134	—	—	—	138
Capital stock issued under employee benefit and stock plans	415	18,601	—	—	—	19,016
Purchase of capital stock	(1,587)	(45,029)	—	—	—	(46,616)
Cash dividends paid	—	—	(25,748)	—	(1,949)	(27,697)
Purchase of noncontrolling interests	—	—	—	—	(479)	(479)
Total equity, December 31, 2012	$98,938	$421,139	$1,309,757	$(109,843)	$24,452	$1,744,443

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Kennametal Shareowners’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non- controlling interests	Total equity
Balance as of June 30, 2011	$101,411	$470,758	$983,374	$82,529	$20,569	$1,658,641
Net income	—	—	145,683	—	2,361	148,044
Other comprehensive loss	—	—	—	(105,681)	(2,834)	(108,515)
Dividend reinvestment	6	132	—	—	—	138
Capital stock issued under employee benefit and stock plans	568	19,260	—	—	—	19,828
Purchase of capital stock	(2,506)	(64,215)	—	—	—	(66,721)
Cash dividends paid	—	—	(21,074)	—	(167)	(21,241)
Total equity, December 31, 2011	$99,479	$425,935	$1,107,983	$(23,152)	$19,929	$1,630,174
The amounts of comprehensive income attributable to Kennametal Shareowners and noncontrolling interests are disclosed in the Condensed Consolidated Statements of Comprehensive Income.

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
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Industrial	Infrastructure	Total
Goodwill	$394,883	$475,309	$870,192
Accumulated impairment losses	(150,842)	—	(150,842)
Balance as of June 30, 2012	$244,041	$475,309	$719,350
Translation	4,264	3,947	8,211
Change in goodwill	4,264	3,947	8,211
Goodwill	399,147	479,256	878,403
Accumulated impairment losses	(150,842)	—	(150,842)
Balance as of December 31, 2012	$248,305	$479,256	$727,561

The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	December 31, 2012		June 30, 2012
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract-based	4 to 15	$21,464	$(7,413)	$21,450	$(6,423)
Technology-based and other	4 to 17	38,277	(25,574)	37,594	(24,384)
Customer-related	10 to 20	179,342	(51,649)	178,500	(44,354)
Unpatented technology	15 to 30	45,784	(8,207)	46,035	(6,943)
Trademarks	5 to 20	14,135	(8,553)	13,977	(7,782)
Trademarks	Indefinite	36,619	—	35,817	—
Total		$335,621	$(101,396)	$333,373	$(89,886)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the six months ended December 31, 2012, we recorded amortization expense of $10.3 million related to our other intangible assets and favorable foreign currency translation adjustments of $1.0 million.

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
Our external sales and operating income by segment are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2012	2011	2012	2011
External sales:
Industrial	$361,171	$409,887	$714,348	$827,706
Infrastructure	271,973	231,854	548,255	472,912
Total external sales	$633,144	$641,741	$1,262,603	$1,300,618
Operating income:
Industrial	$37,402	$62,898	$72,591	$135,583
Infrastructure	31,181	33,312	62,916	65,866
Corporate	(2,114)	(2,162)	(4,657)	(5,791)
Total operating income	$66,469	$94,048	$130,850	$195,658
Interest expense	$6,970	$5,256	$12,926	$10,743
Other expense (income), net	655	(1,258)	(246)	(684)
Income from continuing operations before income taxes	$58,844	$90,050	$118,170	$185,599

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

Our sales of $633.1 million for the quarter ended December 31, 2012 decreased 1 percent compared to sales for the December quarter one year ago. Operating income was $66.5 million, a decrease of $27.5 million as compared to $94.0 million in the prior year quarter. Stellite contributed $5.2 million of operating income in the current year quarter. Operating income decreased due to lower absorption of manufacturing costs related to reduced sales volume and an inventory reduction initiative, as well as an unfavorable sales mix.

We reported current quarter earnings per diluted share of $0.52.

The December quarter was more challenging than we originally anticipated as most of our served end markets experienced weaker than expected demand. Continued soft demand and destocking unfavorably impacted our general engineering market, transportation was particularly slow in Europe due to extended plant shutdowns in December at automotive manufacturers, and customers further delayed their projects in the energy market.

Despite these sales challenges, we again delivered double-digit operating margin of 10.5 percent. We also demonstrated exceptional cost control throughout the company, and managed to reduce our finished goods and work in process inventory by approximately $17 million from the September quarter despite a demand environment that was much softer than anticipated. In addition, we enhanced our liquidity and strengthened our financial position by issuing $400 Million of 2.65 percent Senior Unsecured Notes due in 2019.
Raw material prices were relatively stable in the market during the quarter.
We generated cash flow from operating activities of $54.2 million during the six months ended December 31, 2012. Capital expenditures were $34.4 million during the same period.
In addition, we invested further in technology and innovation to continue delivering a high level of new products to our customers. Research and development expenses included in operating expense totaled $9.6 million for the three months ended December 31, 2012.

The following narrative provides further discussion and analysis of our results of operations, liquidity and capital resources, as well as other pertinent matters.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF CONTINUING OPERATIONS

SALES

Sales for the three months ended December 31, 2012 were $633.1 million, a decrease of $8.6 million, or 1 percent, from $641.7 million in the prior year quarter. The decrease in sales was driven by a 10 percent organic decline and a 1 percent unfavorable effect from currency exchange, partially offset by a 9 percent increase from Stellite and a 1 percent increase from the effect of more business days. The decrease in sales was driven by weaker demand in both business segments and across most regions. On an organic basis, sales declined 15 percent in general engineering, 13 percent in energy markets, 8 percent in transportation and 6 percent in the earthworks markets, while aerospace and defense sales grew by 10 percent.

Sales for the six months ended December 31, 2012 were $1,262.6 million, a decrease of $38.0 million, or 3 percent, from $1,300.6 million in the prior year period. The decrease in sales was driven by an 8 percent organic decline and a 4 percent unfavorable effect from currency exchange, partially offset by a 9 percent increase from Stellite. The decrease in sales was driven by weaker demand in both business segments and across most regions. On an organic basis, sales declined 15 percent in general engineering, 10 percent in energy markets, 6 percent in the earthworks markets and 5 percent in transportation, while aerospace and defense sales grew by 9 percent.

GROSS PROFIT

Gross profit for the three months ended December 31, 2012 was $199.4 million, a decrease of $32.5 million from
$231.9 million in the prior year quarter. The decrease was primarily due to lower absorption of manufacturing costs related to reduced sales volume and an inventory reduction initiative impact of approximately $5.0 million, as well as an unfavorable sales mix. The gross profit margin for the three months ended December 31, 2012 was 31.5 percent, as compared to 36.1 percent generated in the prior year quarter.

Gross profit for the six months ended December 31, 2012 was $407.8 million, a decrease of $75.1 million from $482.9 million in the prior year period. The decrease was primarily due to an organic sales decline and lower related absorption of manufacturing costs, unfavorable foreign currency exchange of $14.9 million and an unfavorable sales mix, partially offset by cost reduction benefits. The gross profit margin for the six months ended December 31, 2012 was 32.3 percent, as compared to 37.1 percent generated in the prior year period.

OPERATING EXPENSE

Operating expense for the three months ended December 31, 2012 decreased $6.8 million or 5.0 percent to $127.8 million as compared to $134.6 million in the prior year quarter. The decrease is primarily due to lower employment costs of $7.5 million driven by lower incentive compensation as well as the impact of cost containment measures and favorable currency effects of $2.3 million, partially offset by Stellite operating expense of $7.8 million.

Operating expense for the six months ended December 31, 2012 decreased $14.0 million or 5.0 percent to $266.6 million as compared to $280.6 million in the prior year period. The decrease is primarily due to lower employment costs of $12.6 million driven by lower incentive compensation, favorable currency effects of $10.3 million and the effect of cost containment measures, partially offset by Stellite operating expense of $15.1 million.

INTEREST EXPENSE

Interest expense for the three months ended December 31, 2012 increased $1.7 million to $7.0 million as compared to
$5.3 million in the prior year quarter. Interest expense for the six months ended December 31, 2012 increased $2.2 million to $12.9 million as compared to $10.7 million in the prior year period. The increase was due to higher borrowings attributable to funding for the Stellite acquisition.
.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER EXPENSE (INCOME), NET

Other expense, net for the three months ended December 31, 2012 was $0.7 million compared to other income, net of
$1.3 million for the prior year quarter. The decrease was primarily driven by unfavorable foreign currency transaction results of $1.4 million.

Other income, net for the six months ended December 31, 2012 was $0.2 million compared to $0.7 million for the prior year period.

INCOME TAXES
The effective income tax rate for the three months ended December 31, 2012 and 2011 was 26.4 percent and 17.3 percent, respectively. The increase was primarily driven by a favorable $4.2 million valuation allowance adjustment in the prior year and lower current quarter earnings contribution from Europe where tax rates are lower than those in the United States.
The effective income tax rate for the six months ended December 31, 2012 and 2011 was 23.5 percent and 20.2 percent, respectively. The increase was primarily driven by a favorable valuation allowance adjustment in the prior year and lower current period earnings contribution from Europe where tax rates are lower than those in the United States. The impact of these items was partially offset by a benefit from the effective settlement of an income tax audit in Europe in the first quarter of this fiscal year.

The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013. The impact of this legislation, which includes an extension of the credit for increasing research activities, will be reflected in our third quarter condensed consolidated financial statements. We anticipate that its impact will reduce our income tax provision by approximately $3 million to $4 million over the second half of the fiscal year.

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
INDUSTRIAL

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2012	2011	2012	2011
Sales	$361,171	$409,887	$714,348	$827,706
Operating income	37,402	62,898	72,591	135,583

For the three months ended December 31, 2012, Industrial external sales decreased by 12 percent driven by an organic sales decline of 10 percent and a 2 percent unfavorable effect from currency exchange. On an organic basis, sales declined by 15 percent in general engineering and 8 percent in transportation, while aerospace and defense sales grew 10 percent. General engineering was unfavorably impacted by lower sales to the indirect channels due to further inventory destocking, while transportation experienced lower vehicle production rates and extended plant shut-downs, particularly in Europe and Asia. Aerospace and defense sales benefited from the increase in commercial aircraft production. On a regional basis, sales declined by approximately 15 percent in Asia, 9 percent in Europe and 8 percent in the Americas. The sales decrease in Asia was primarily driven by the decline in the general engineering and transportation end markets. The sales decrease in America and Europe was primarily driven by the decline in the general engineering end market.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended December 31, 2012, Industrial operating income decreased by $25.5 million. The decrease in operating income was due to lower sales volume and lower absorption of manufacturing costs and an unfavorable sales mix. Industrial operating margin was 10.4 percent compared with 15.3 percent in the prior year.

For the six months ended December 31, 2012, Industrial external sales decreased by 14 percent driven by an organic sales decline of 9 percent, unfavorable effect from currency exchange of 4 percent and the impact of fewer business days of 1 percent. On an organic basis, sales declined by 15 percent in general engineering and 5 percent in transportation, while aerospace and defense sales grew 9 percent. General engineering was unfavorably impacted by lower sales to the indirect channels due to further inventory destocking, while transportation experienced lower vehicle production rates and extended plant shut-downs, particularly in Europe and Asia. Aerospace and defense sales benefited from the increase in commercial aircraft production. On a regional basis, sales declined by approximately 11 percent in the Americas, 9 percent in Europe and 8 percent in Asia. The sales decrease in America and Europe was primarily driven by the decline in the general engineering end market. The sales decrease in Asia was primarily driven by the decline in the general engineering and transportation end markets.

For the six months ended December 31, 2012, Industrial operating income decreased by $63.0 million. The decrease in operating income was due to lower absorption of manufacturing costs related to reduced sales volume and an inventory reduction initiative, as well as an unfavorable sales mix and unfavorable foreign currency impacts. Industrial operating margin was 10.2 percent compared with 16.4 percent in the prior year.
INFRASTRUCTURE

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2012	2011	2012	2011
Sales	$271,973	$231,854	$548,255	$472,912
Operating income	31,181	33,312	62,916	65,866

For the three months ended December 31, 2012, Infrastructure external sales increased by 17 percent, driven by 26 percent growth from Stellite, partially offset by an 8 percent organic decline and a 1 percent unfavorable effect from currency exchange. The organic decrease was driven by lower sales in the energy and earthworks markets of 13 percent and 6 percent, respectively. Energy customers continued to delay orders due to ongoing decline in the North American oil and gas rig count. Weak underground coal demand in North America, as well as additional mine closures, affected earthworks. On a regional basis excluding the impact of Stellite, sales decreased by approximately 12 percent in the Americas and 3 percent in Asia and remained flat in Europe. The sales decrease in America, Europe and Asia was primarily driven by the decline in the earthworks market.

For the three months ended December 31, 2012, Infrastructure operating income decreased by $2.1 million. Infrastructure operating income benefited from Stellite operating income of $5.2 million, which was more than offset by the effects of the organic sales decline and lower absorption of manufacturing costs, and an unfavorable sales mix. Infrastructure operating margin was 11.5 percent compared with 14.4 percent in the prior year.

For the six months ended December 31, 2012, Infrastructure external sales increased by 16 percent, driven by 25 percent growth from Stellite, partially offset by a 7 percent organic decline and a 2 percent unfavorable effect from currency exchange. The organic decrease was driven by lower sales in the energy and earthworks markets of 10 percent and 6 percent, respectively. Energy customers continued to delay orders due to ongoing decline in the North American oil and gas rig count. Weak underground coal demand in North America, as well as additional mine closures, affected earthworks. On a regional basis excluding the impact of Stellite, sales decreased by approximately 11 percent in the Americas and 1 percent in Europe, while sales were 1 percent higher in Asia. The sales decrease in America and Europe was primarily driven by the decline in the earthworks market. The sales increase in Asia was primarily driven by the growth in the earthworks market.

For the six months ended December 31, 2012, Infrastructure operating income decreased by $3.0 million. Infrastructure operating income benefited from Stellite operating income of $8.3 million, which was more than offset by the effects of the organic sales decline and lower absorption of manufacturing costs, and an unfavorable sales mix. Infrastructure operating margin was 11.5 percent compared with 13.9 percent in the prior year.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CORPORATE

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2012	2011	2012	2011
Corporate unallocated expense	$(2,114)	$(2,162)	$(4,657)	$(5,791)

For the three months ended December 31, 2012, Corporate unallocated expense remained flat compared to the prior year period.

For the six months ended December 31, 2012, Corporate unallocated expense decreased $1.1 million mainly due to lower pension expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations and borrowings against our 2011 Credit Agreement are the primary sources of funding for capital expenditures and internal growth.

On November 7, 2012, we issued $400.0 million of 2.65 percent Senior Unsecured Notes due in 2019. Interest will be paid semi-annually on May 1 and November 1 of each year. We used the net proceeds from this notes offering to repay outstanding indebtedness under our credit facility and for general corporate purposes.

On February 14, 2012, we issued $300.0 million of 3.875 percent Senior Unsecured Notes due in 2022.  Interest is paid semi-annually on February 15 and August 15 of each year.  We applied the net proceeds from this notes offering to the repayment of our 7.2 percent Senior Unsecured Notes on their June 15, 2012 maturity date.

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

The 2011 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of December 31, 2012. We had no borrowings outstanding under the 2011 Credit Agreement as of December 31, 2012. For the six months ended December 31, 2012, average daily borrowings outstanding under the 2011 Credit Agreements were approximately $285.2 million. Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries.

We consider the unremitted earnings of our non-U.S. subsidiaries that have not previously been taxed in the U.S., to be permanently reinvested. As of December 31, 2012, cash and cash equivalents of $204 million and short term intercompany advances made by our foreign subsidiaries to our U.S. parent of $88 million would not be available for use in the U.S. on a long term basis, without incurring U.S. federal and state income tax consequences. These short term intercompany advances are in the form of intercompany loans made over quarter end to repay borrowings under our revolving credit agreement and have a duration of not more than fourteen days. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

At December 31, 2012, cash and cash equivalents were $216.8 million, total debt was $706.9 million and total Kennametal Shareowners' equity was $1,720.0 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

There have been no other material changes in our contractual obligations and commitments since June 30, 2012.
Cash Flow Provided by Operating Activities
During the six months ended December 31, 2012, cash flow provided by operating activities was $54.2 million, compared to $71.1 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $164.1 million, partially offset by changes in certain assets and liabilities netting to $109.9 million. Contributing to the changes in certain assets and liabilities was a decrease in accounts payable and accrued liabilities of $135.8 million primarily driven by lower accounts payable, lower accrued payroll and payment of $19.0 million of incentive compensation, an increase in inventory of $22.9 million primarily due to previously committed raw material purchases, a decrease in accrued income taxes of $21.2 million and a decrease in other of $3.9 million, partially offset by a decrease in accounts receivable of $73.9 million due to lower sales volume.

During the six months ended December 31, 2011, cash flow used for operating activities consisted of net income and non-cash items amounting to an inflow of $194.2 million, partially offset by changes in certain assets and liabilities netting to
$123.1 million. Contributing to the changes in certain assets and liabilities was an increase in inventory of $83.4 million driven by higher inventory levels to meet higher demand, a decrease in accounts payable and accrued liabilities of $67.3 million driven by payment of $27.0 million of incentive compensation and decrease in other of $3.5 million, offset by a decrease in accounts receivable of $23.2 million and an increase in accrued income taxes of $7.8 million.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $33.8 million for the six months ended December 31, 2012, compared to
$43.9 million in the prior year period. During the current year period, cash flow used for investing activities included capital expenditures, net of $33.7 million, which consisted primarily of equipment upgrades.

For the six months ended December 31, 2011, cash flow used for investing activities included capital expenditures, net of
$33.0 million, which consisted primarily of equipment upgrades and $10.0 million for the purchase of a technology license intangible in our infrastructure segment.
Cash Flow Provided by (Used for) Financing Activities
Cash flow provided by financing activities was $73.0 million for the six months ended December 31, 2012 compared to cash flow used for financing activities of $84.8 million in the prior year period. During the current year period, cash flow provided by financing activities included $142.0 million net increase in borrowings and $6.1 million of dividend reinvestment and the effect of employee benefit and stock plans. These cash flows were offset by $46.6 million used for the purchase of capital stock, $25.7 million of cash dividends paid to Shareowners and $2.8 million of other.

During the six months ended December 31, 2011, cash flow used for financing activities included $66.7 million used for the purchase of capital stock, $21.1 million of cash dividends paid to Shareowners and $7.2 million of other, partially offset by $10.9 million of dividend reinvestment and the effect of employee benefit and stock plans.

FINANCIAL CONDITION

Working capital was $993.8 million at December 31, 2012, an increase of $289.5 million from $704.3 million at June 30, 2012. The increase in working capital was driven primarily by an increase in cash and cash equivalents of $100.3 million due to the net increase in borrowings, a decrease in current maturities of long-term debt, capital leases and notes payable of
$72.5 million due to lower international notes payable and a decrease in short-term revolving and other lines of credit, a decrease in accounts payable of $64.1 million, an increase in inventories of $33.6 million primarily due to previously committed raw material purchases, a decrease in other current liabilities of $30.2 million primarily due to payment of incentive compensation of $19.0 million and lower production levels, a decrease in accrued expenses of $26.0 million due to lower sales commission payments from lower sales volume and the timing of payments and a decrease in accrued income taxes of $23.3 million, partially offset by a decrease in accounts receivable of $66.4 million due to lower sales. Foreign currency effects accounted for $20.1 million of the working capital change.

Property, plant and equipment, net decreased $4.6 million from $742.2 million at June 30, 2012 to $737.6 million at December 31, 2012, primarily due to depreciation expense of $45.5 million and capital disposals of $0.7 million, partially offset by capital additions of $34.4 million and a favorable foreign currency impact of $10.8 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At December 31, 2012, other assets were $1,006.5 million, a decrease of $2.5 million from $1,009.0 million at June 30, 2012. The drivers for the decrease were a decrease in other intangible assets of $9.3 million and a decrease in deferred income taxes of $3.6 million, partially offset by an increase in goodwill of $8.2 million and an increase in other assets of $2.2 million. The change in other intangible assets was due to amortization expense of $10.3 million and favorable foreign currency translation adjustments of $1.0 million. The change in goodwill was due to favorable foreign currency effects. The change in other assets was primarily due to higher deferred financing fees related to the issuance of $400 million of 2.65 percent Senior Unsecured Notes due in 2019 and an increase in pension assets due to a higher return on plan assets, partially offset by lower prepaid charges.

Long-term debt and capital leases increased $213.6 million to $704.2 million at December 31, 2012 from $490.6 million at June 30, 2012. The increase was driven by the issuance of $400 million of 2.65 percent Senior Unsecured Notes which are due in 2019, partially offset by a decrease in borrowings outstanding under the 2011 Credit Agreement of $185.0 million.

Kennametal Shareowners' equity was $1,720.0 million at December 31, 2012, an increase of $76.1 million from
$1,643.9 million at June 30, 2012. The increase was primarily due to net income attributable to Kennametal of $88.5 million, foreign currency translation adjustments of $37.8 million and capital stock issued under employee benefit and stock plans of $19.0 million, partially offset by the purchase of capital stock of $46.6 million and cash dividends paid to Shareowners of
$25.7 million.

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

Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At
December 31, 2012 and June 30, 2012, the total of accruals for these reserves was $5.2 million and $5.1 million, respectively. These totals represent anticipated costs associated with the remediation of these issues. We recorded unfavorable foreign currency translation adjustments of $0.1 million during the six months ended December 31, 2012.

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

We maintain a Corporate Environmental Health and Safety (EHS) Department, to monitor compliance with environmental regulations and to oversee remediation activities. In addition, we have designated EHS coordinators who are responsible for each of our global manufacturing facilities. Our financial management team periodically meets with members of the Corporate EHS Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly basis, we review financial provisions and reserves for environmental contingencies and adjust these reserves when appropriate.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at December 31, 2012 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The SEC's general guidance permits the exclusion of an assessment of the effectiveness of a registrant's disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, the Company completed the acquisition of Stellite on March 1, 2012. Stellite represents approximately 17 percent of the Company's total assets as of December 31, 2012. Management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of December 31, 2012 excluded an assessment of the internal control over financial reporting of Stellite.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2012	199	$36.49	—	7,799,002
November 1 through November 30, 2012	388,590	35.64	385,700	7,413,302
December 1 through December 31, 2012	174,670	38.86	174,500	7,238,802
Total	563,459	$36.64	560,200

(1)
During the current period, 1,796 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 1,463 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.

(2)	On July 26, 2012, the Company publicly announced an amended repurchase program for up to 12 million shares of its outstanding capital stock.

ITEM 6. EXHIBITS

(4)	Instruments defining the rights of security holders, including indentures
(4.1)	Second Supplemental Indenture dated November 7, 2012 between Kennametal Inc. and U.S. Bank National Association	Exhibit 4.4 of the Form 8-K filed November 7, 2012 is incorporated herein by reference.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31.1)	Certification executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.
(31.2)	Certification executed by Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications
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

KENNAMETAL INC.

Date:	February 7, 2013	By:	/s/ Martha A. Bailey
Martha A. Bailey Vice President Finance and Corporate Controller