Form 10-Q
period 2013-03-31
KENNAMETAL INC
filed 2013-05-09
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at April 30, 2013
Capital Stock, par value $1.25 per share	78,737,393

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not relate strictly to historical or current facts. You can identify forward-looking statements by the fact they use words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression in connection with any discussion of future operating or financial performance or events. We have also included forward looking statements in this Quarterly Report on Form 10-Q concerning, among other things, our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position, and product development. These statements are based on current estimates that involve inherent risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, our actual results could vary materially from our current expectations. There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements. They include: economic recession; availability and cost of the raw materials we use to manufacture our products; our foreign operations and international markets, such as currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; our ability to protect and defend our intellectual property; competition; our ability to retain our management and employees; demands on management resources; potential claims relating to our products; integrating acquisitions and achieving the expected savings and synergies; business divestitures; global or regional catastrophic events; energy costs; commodity prices; labor relations; demand for and market acceptance of new and existing products; and implementation of environmental remediation matters. We provide additional information about many of the specific risks we face in the “Risk Factors” Section of our Annual Report on Form 10-K. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share amounts)	2013	2012	2013	2012
Sales	$655,360	$696,411	$1,917,963	$1,997,030
Cost of goods sold	446,865	449,965	1,301,673	1,267,638
Gross profit	208,495	246,446	616,290	729,392
Operating expense	128,328	138,904	394,967	419,459
Amortization of intangibles	5,194	4,250	15,501	10,982
Operating income	74,973	103,292	205,822	298,951
Interest expense	7,504	8,003	20,430	18,746
Other expense (income), net	749	(486)	502	(1,169)
Income before income taxes	66,720	95,775	184,890	281,374
Provision for income taxes	12,344	19,538	40,158	57,093
Net income	54,376	76,237	144,732	224,281
Less: Net income attributable to noncontrolling interests	460	738	2,285	3,099
Net income attributable to Kennametal	$53,916	$75,499	$142,447	$221,182
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREOWNERS
Basic earnings per share	$0.68	$0.94	$1.79	$2.76
Diluted earnings per share	$0.67	$0.93	$1.76	$2.72
Dividends per share	$0.16	$0.14	$0.48	$0.40
Basic weighted average shares outstanding	79,294	80,110	79,744	80,179
Diluted weighted average shares outstanding	80,619	81,535	80,912	81,434
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2013	2012	2013	2012
Net income	$54,376	$76,237	$144,732	$224,281
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges, net of income tax (expense) benefit of ($0.1) million, ($0.1) million, $0.3 million and $7.1 million, respectively	212	90	(461)	(11,292)
Reclassification of unrealized loss (gain) on expired derivatives designated and qualified as cash flow hedges, net of income tax benefit (expense) of $0.3 million, ($0.1) million, $0.6 million and ($0.2) million, respectively	556	(235)	934	(264)
Unrecognized net pension and other postretirement benefit gain (loss), net of income tax (expense) benefit of ($0.6) million, $0.2 million, ($0.1) million and ($0.2) million, respectively	1,918	(672)	438	393
Reclassification of net pension and other postretirement benefit loss, net of income tax benefit of $1.4 million, $0.7 million, $4.1 million and $2.2 million, respectively	2,392	1,291	7,227	3,864
Foreign currency translation adjustments, net of income tax benefit (expense) of $19.5 million, ($17.2) million, ($3.6) million and $42.8 million, respectively	(34,258)	28,603	4,187	(72,138)
Total comprehensive income	25,196	105,314	157,057	144,844
Comprehensive income attributable to noncontrolling interests	145	1,323	2,656	850
Comprehensive income attributable to Kennametal Shareowners	$25,051	$103,991	$154,401	$143,994
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	March 31, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$322,089	$116,466
Accounts receivable, less allowance for doubtful accounts of $12,706 and $12,530	442,486	478,989
Inventories (Note 10)	575,889	585,856
Deferred income taxes	53,472	51,017
Other current assets	48,494	50,634
Total current assets	1,442,430	1,282,962
Property, plant and equipment:
Land and buildings	379,726	379,034
Machinery and equipment	1,443,039	1,396,359
Less accumulated depreciation	(1,094,653)	(1,033,192)
Property, plant and equipment, net	728,112	742,201
Other assets:
Investments in affiliated companies	716	685
Goodwill (Note 16)	718,751	719,350
Other intangible assets, less accumulated amortization of $105,610 and $89,886 (Note 16)	226,656	243,487
Deferred income taxes	19,796	25,205
Other	22,470	20,298
Total other assets	988,389	1,009,025
Total assets	$3,158,931	$3,034,188
LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases (Note 11)	$3,836	$33,572
Notes payable to banks	43,299	41,565
Accounts payable	153,048	219,475
Accrued income taxes	10,145	39,270
Accrued expenses	76,669	97,177
Other current liabilities	117,316	147,563
Total current liabilities	404,313	578,622
Long-term debt and capital leases, less current maturities (Note 11)	703,895	490,608
Deferred income taxes	81,182	69,134
Accrued pension and post retirement benefits	180,914	190,747
Accrued income taxes	4,891	3,964
Other liabilities	29,902	32,892
Total liabilities	1,405,097	1,365,967
Commitments and contingencies
EQUITY (Note 15)
Kennametal Shareowners’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 78,732 and 80,085 shares issued	98,415	100,106
Additional paid-in capital	408,752	447,433
Retained earnings	1,350,984	1,246,973
Accumulated other comprehensive loss	(136,643)	(150,662)
Total Kennametal Shareowners’ Equity	1,721,508	1,643,850
Noncontrolling interests	32,326	24,371
Total equity	1,753,834	1,668,221
Total liabilities and equity	$3,158,931	$3,034,188
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Nine Months Ended March 31,
(in thousands)	2013	2012
OPERATING ACTIVITIES
Net income	$144,732	$224,281
Adjustments for non-cash items:
Depreciation	69,251	63,163
Amortization	15,501	10,982
Stock-based compensation expense	18,586	17,108
Deferred income tax provision	12,086	3,827
Other	(744)	(11,311)
Changes in certain assets and liabilities:
Accounts receivable	37,618	(1,478)
Inventories	9,201	(85,276)
Accounts payable and accrued liabilities	(132,208)	(56,969)
Accrued income taxes	(29,511)	2,307
Other	5,846	(2,398)
Net cash flow provided by operating activities	150,358	164,236
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(53,808)	(60,657)
Disposals of property, plant and equipment	1,763	4,397
Business acquisition, net of cash acquired (Note 5)	—	(382,562)
Purchase of technology license	—	(10,000)
Other	(152)	400
Net cash flow used for investing activities	(52,197)	(448,422)
FINANCING ACTIVITIES
Net increase (decrease) in notes payable	1,686	(2,708)
Net (decrease) increase in short-term revolving and other lines of credit	(23,500)	29,200
Term debt borrowings	914,244	980,926
Term debt repayments	(706,340)	(683,573)
Purchase of capital stock	(78,487)	(66,786)
Sale of subsidiary stock (Note 15)	26,665	—
Settlement of interest rate swap agreement (Note 7)	—	(22,406)
Dividend reinvestment and the effect of employee benefit and stock plans	13,255	23,072
Cash dividends paid to Shareowners	(38,436)	(32,334)
Other	(2,660)	(8,909)
Net cash flow provided by financing activities	106,427	216,482
Effect of exchange rate changes on cash and cash equivalents	1,035	(11,312)
CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	205,623	(79,016)
Cash and cash equivalents, beginning of period	116,466	204,565
Cash and cash equivalents, end of period	$322,089	$125,549
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION
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
The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with our 2012 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2012 was derived from the audited balance sheet included in our 2012 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal adjustments. The results for the nine months ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2013 is to the fiscal year ending June 30, 2013. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its consolidated subsidiaries.

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

Issued

In February 2013, the FASB issued guidance on reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component in its disclosures. This guidance is effective for Kennametal beginning July 1, 2013.

In June 2012, the FASB issued additional guidance on testing indefinite lived intangible assets for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. This guidance is effective for Kennametal beginning July 1, 2013, with early adoption permitted.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    SUPPLEMENTAL CASH FLOW DISCLOSURES

	Nine Months Ended March 31,
(in thousands)	2013	2012
Cash paid during the period for:
Interest	$18,260	$14,603
Income taxes	48,685	44,715

5.	ACQUISITION
On March 1, 2012, the Company acquired all of the shares of Deloro Stellite Holdings 1 Limited (Stellite) for a purchase price of $382.6 million; net of cash acquired.
The accompanying Condensed Consolidated Statement of Income, for the nine months ended March 31, 2013, includes net sales of $180.9 million and net income attributable to Kennametal of $3.3 million related to Stellite.
Unaudited Pro Forma Financial Information
The following unaudited pro forma summary of operating results presents the consolidated results of operations as if the Stellite acquisition had occurred on July 1, 2010. These amounts were calculated after the conversion to U.S. GAAP, applying our accounting policies and adjusting Stellite’s results to reflect increased depreciation and amortization expense resulting from recording fixed assets and intangible assets at fair value and decreasing interest expense to reflect Kennametal’s more favorable borrowing rate, together with the related tax effects. The pro forma results for the nine months ended March 31, 2012 included $6.9 million of integration related pre-tax costs. The pro forma results have been presented for comparative purposes only and are not indicative of future results of operations or what would have occurred had the acquisition been made on July 1, 2010.

Nine months ended March 31 (in thousands, except per share data)	2012
Pro forma (unaudited):
Net Sales	$2,159,679
Net income attributable to Kennametal	$228,839
Per share data attributable to Kennametal :
Basic earnings per share	$2.85
Diluted earnings per share	$2.81

6.	FAIR VALUE MEASUREMENTS
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2013, the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$244	$—	$244
Total assets at fair value	$—	$244	$—	$244

Liabilities:
Derivatives (1)	$—	$134	$—	$134
Total liabilities at fair value	$—	$134	$—	$134

As of June 30, 2012, the fair value of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$1,855	$—	$1,855
Total assets at fair value	$—	$1,855	$—	$1,855

Liabilities:
Derivatives (1)	$—	$193	$—	$193
Total liabilities at fair value	$—	$193	$—	$193
 (1) Foreign currency derivatives are valued based on observable market spot and forward rates and are classified within Level 2 of the fair value hierarchy.

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As part of our financial risk management program, we use certain derivative financial instruments. We do not enter into derivative transactions for speculative purposes and, therefore, hold no derivative instruments for trading purposes. We use derivative financial instruments to provide predictability to the effects of changes in foreign currency exchange rates on our consolidated results, and to achieve our targeted mix of fixed and floating interest rates on outstanding debt and forecasted transactions. We account for derivative instruments as a hedge of the related asset, liability, firm commitment or anticipated transaction, when the derivative is specifically designated as a hedge of such items. Our objective in managing foreign exchange exposures with derivative instruments is to reduce volatility in cash flow, allowing us to focus more of our attention on business operations. With respect to interest rate management, these derivative instruments allow us to achieve our targeted fixed-to-floating interest rate mix, as a separate decision from funding arrangements, in the bank and public debt markets. We measure hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The ineffective portions are recorded in other expense (income), net.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheet are as follows:

(in thousands)	March 31, 2013	June 30, 2012
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$3	$554
Other current liabilities - range forward contracts	(121)	(193)
Other assets - range forward contracts	—	3
Total derivatives designated as hedging instruments	(118)	364
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	241	1,298
Other current liabilities - currency forward contracts	(13)	—
Total derivatives not designated as hedging instruments	228	1,298
Total derivatives	$110	$1,662

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

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2013	2012	2013	2012
Other expense (income), net - currency forward contracts	$(475)	$(747)	$995	$33

FAIR VALUE HEDGES

Fixed-to-floating interest rate swap contracts, designated as fair value hedges, are entered into from time to time to hedge our exposure to fair value fluctuations on a portion of our fixed rate debt. We had no such contracts outstanding at March 31, 2013 or June 30, 2012.
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
CASH FLOW HEDGES
Currency forward contracts and range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive loss, and are recognized as a component of other expense (income), net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at March 31, 2013 and June 30, 2012, was $30.6 million and $69.9 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at March 31, 2013, we expect to recognize into earnings in the next 12 months $0.2 million of losses on outstanding derivatives.
Floating-to-fixed interest rate swap contracts, designated as cash flow hedges, are entered into from time to time to hedge our exposure to interest rate changes on a portion of our floating rate debt. These interest rate swap contracts convert a portion of our floating rate debt to fixed rate debt. We record the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to accumulated other comprehensive loss, net of tax. We had no such contracts outstanding at March 31, 2013 or June 30, 2012.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In February 2012, we settled forward starting interest rate swap contracts to convert $150.0 million of our floating rate debt to fixed rate debt. Upon settlement, we made a cash payment of $22.4 million. The loss is being amortized as a component of interest expense over the term of the related debt using the effective interest rate method. During the three and nine months ended March 31, 2013, $0.5 million and $1.4 million, respectively, were recognized as interest expense. During the three and nine months ended March 31, 2012, $0.3 million was recognized as interest expense.
The following represents gains and losses related to cash flow hedges:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2013	2012	2013	2012
Gains (losses) recognized in other comprehensive loss, net	$212	$90	$(461)	$(11,292)
Losses reclassified from accumulated other comprehensive loss into other expense (income), net	$425	$11	$682	$175
No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the nine months ended March 31, 2013 and 2012.

8.	STOCK-BASED COMPENSATION
Stock Options
The assumptions used in our Black-Scholes valuation related to grants made during the nine months ended March 31, 2013 and 2012 were as follows:

	2013	2012
Risk-free interest rate	0.6%	1.2%
Expected life (years) (2)	4.5	4.5
Expected volatility (3)	49.5%	47.5%
Expected dividend yield	1.4%	1.5%
(2) Expected life is derived from historical experience.
(3)    Expected volatility is based on the implied historical volatility of our stock.

Changes in our stock options for the nine months ended March 31, 2013 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2012	2,891,563	$28.46
Granted	385,056	36.81
Exercised	(377,970)	24.26
Lapsed and forfeited	(39,530)	31.60
Options outstanding, March 31, 2013	2,859,119	$30.11	5.7	$26
Options vested and expected to vest, March 31, 2013	2,820,193	$30.05	5.7	$25
Options exercisable, March 31, 2013	1,893,124	$28.72	4.5	$20
During the nine months ended March 31, 2013 and 2012, compensation expense related to stock options was $5.5 million and $4.6 million, respectively. As of March 31, 2013, the total unrecognized compensation cost related to options outstanding was $3.1 million and is expected to be recognized over a weighted average period of 2.4 years.
Weighted average fair value of options granted during the nine months ended March 31, 2013 and 2012 was $13.53 and $13.84, respectively. Fair value of options vested during the nine months ended March 31, 2013 and 2012 was $5.1 million and $4.6 million, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Tax benefits, relating to excess stock-based compensation deductions, are presented in the condensed consolidated statements of cash flow as financing cash inflows. Tax benefits resulting from stock-based compensation deductions exceeded amounts reported for financial reporting purposes by $3.5 million and $3.9 million for the nine months ended March 31, 2013 and 2012, respectively.
The amount of cash received from the exercise of capital stock options during the nine months ended March 31, 2013 and 2012 was $9.2 million and $17.9 million, respectively. The related tax benefit for the nine months ended March 31, 2013 and 2012 was $1.9 million and $4.0 million, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2013 and 2012 was $5.9 million and $13.2 million, respectively.
Under the provisions of the Kennametal Inc. Stock and Incentive Plan of 2010, Plan participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during the nine months ended March 31, 2013 and 2012 were $0.1 million and $0.4 million, respectively.
Restricted Stock Awards
Changes in our restricted stock awards for the nine months ended March 31, 2013 were as follows:

	Shares	Weighted Average Fair Value
Unvested restricted stock awards, June 30, 2012	24,030	$28.83
Vested	(23,840)	28.83
Forfeited	(190)	29.60
Unvested restricted stock awards, March 31, 2013	—	$—
During the nine months ended March 31, 2013 and 2012, compensation expense related to restricted stock awards was $0.1 million and $0.8 million, respectively.

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
Changes in our time vesting and performance vesting restricted stock units for the nine months ended March 31, 2013 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested performance vesting and time vesting restricted stock units, June 30, 2012	246,345	$31.27	971,767	$30.47
Granted	131,693	36.76	363,573	36.82
Vested	—	—	(439,086)	27.89
Forfeited	(10,426)	35.97	(38,410)	33.21
Unvested performance vesting and time vesting restricted stock units, March 31, 2013	367,612	$32.08	857,844	$34.36

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the nine months ended March 31, 2013 and 2012, compensation expense related to time vesting and performance vesting restricted stock units was $12.8 million and $11.6 million, respectively. As of March 31, 2013, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $15.9 million and is expected to be recognized over a weighted average period of 2.4 years.

9.	BENEFIT PLANS
We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to some U.S. employees.
The table below summarizes the components of net periodic pension cost:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2013	2012	2013	2012
Service cost	$1,945	$1,728	$5,853	$5,178
Interest cost	9,493	10,402	28,675	31,113
Expected return on plan assets	(13,968)	(12,752)	(42,120)	(38,168)
Amortization of transition obligation	16	16	52	48
Amortization of prior service credit	(49)	(46)	(146)	(139)
Settlement loss	—	268	—	787
Recognition of actuarial losses	3,730	2,066	11,229	6,190
Net periodic pension cost	$1,167	$1,682	$3,543	$5,009
The table below summarizes the components of the net periodic other postretirement benefit cost:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2013	2012	2013	2012
Service cost	$18	$19	$54	$56
Interest cost	234	257	703	772
Amortization of prior service cost	(28)	(22)	(83)	(67)
Recognition of actuarial loss (gains)	104	(14)	312	(42)
Net periodic other postretirement benefit cost	$328	$240	$986	$719

10.	INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for approximately 51 percent and 49 percent of total inventories at March 31, 2013 and June 30, 2012, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

Inventories consisted of the following:

(in thousands)	March 31, 2013	June 30, 2012
Finished goods	$286,096	$319,217
Work in process and powder blends	244,942	252,035
Raw materials	148,540	135,454
Inventories at current cost	679,578	706,706
Less: LIFO valuation	(103,689)	(120,850)
Total inventories	$575,889	$585,856

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	LONG-TERM DEBT AND CAPITAL LEASES

On November 7, 2012, we issued $400.0 million of 2.65 percent Senior Unsecured Notes due in 2019. Interest is paid semi-annually on May 1 and November 1 of each year. We used the net proceeds from this notes offering to repay outstanding indebtedness under our credit facility and for general corporate purposes.
The five-year, multi-currency, revolving credit facility (2011 Credit Agreement) requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of March 31, 2013. We had $3.7 million and $212.2 million of borrowings outstanding under the 2011 Credit Agreement as of March 31, 2013 and June 30, 2012, respectively. Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries.
On April 5, 2013, we entered into an amendment to our 2011 Credit Agreement. The amendment extends the maturity date of the credit facility to April 2018. The financial covenants and other key provisions remain unchanged.
Fixed rate debt had a fair market value of $713.2 million and $306.8 million at March 31, 2013 and June 30, 2012, respectively. The Level 1 fair value is determined based on the quoted market price of this debt as of March 31, 2013 and June 30, 2012, respectively.

12.	ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.
Superfund Sites We are involved as a potentially responsible party (PRP) at various sites designated by the United States Environmental Protection Agency (USEPA) as Superfund sites. For certain of these sites, we have evaluated the claims and potential liabilities and have determined that neither are material, individually or in the aggregate. For certain other sites, proceedings are in the very early stages and have not yet progressed to a point where it is possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities or the amount of our liability alone or in relation to that of any other PRP.
Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At both March 31, 2013 and June 30, 2012, the balance of these reserves was $5.1 million. These reserves represent anticipated costs associated with the remediation of these issues.
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
The effective income tax rate for the three months ended March 31, 2013 and 2012 was 18.5 percent and 20.4 percent, respectively. The decrease was primarily driven by the extension of the credit for increasing research activities under the American Taxpayer Relief Act of 2012 which was enacted during the current quarter, partially offset by higher earnings in the United States where the tax rates are higher than the rest of the world.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effective income tax rate for the nine months ended March 31, 2013 and 2012 was 21.7 percent and 20.3 percent, respectively. The increase was primarily driven by a favorable valuation allowance adjustment in the prior year and higher earnings in the United States where the tax rates are higher than the rest of the world. The impact of these items was partially offset by a benefit from the effective settlement of an income tax audit in Europe in the first quarter of this fiscal year as well as the extension of the credit for increasing research activities under the American Taxpayer Relief Act of 2012 which was enacted during the current period.

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
For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options, unvested restricted stock awards and unvested restricted stock units by 1.3 million shares and 1.4 million shares for the three months ended March 31, 2013 and 2012, respectively, and 1.2 million shares and 1.3 million shares for the nine months ended March 31, 2013 and 2012, respectively. Unexercised capital stock options, restricted stock units and restricted stock awards of 0.3 million shares and 0.2 million shares for the three months ended March 31, 2013 and 2012, respectively, and 1.0 million shares and 0.4 million shares for the nine months ended March 31, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore the inclusion would have been anti-dilutive.

15.	EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareowners’ equity and equity attributable to noncontrolling interests as of March 31, 2013 and 2012 is as follows:

	Kennametal Shareowners’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2012	$100,106	$447,433	$1,246,973	$(150,662)	$24,371	$1,668,221
Net income	—	—	142,447	—	2,285	144,732
Other comprehensive income	—	—	—	11,954	371	12,325
Dividend reinvestment	6	192	—	—	—	198
Capital stock issued under employee benefit and stock plans	875	24,527	—	—	—	25,402
Purchase of capital stock	(2,572)	(75,915)	—	—	—	(78,487)
Sale of subsidiary stock	—	12,515	—	2,065	7,727	22,307
Cash dividends paid	—	—	(38,436)	—	(1,949)	(40,385)
Purchase of noncontrolling interests	—	—	—	—	(479)	(479)
Total equity, March 31, 2013	$98,415	$408,752	$1,350,984	$(136,643)	$32,326	$1,753,834

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the March quarter, we sold shares in a subsidiary in India in order to conform to the Securities and Exchange Board of India stock exchange rules, which require a minimum 25 percent public float. We sold 13 percent of our shares in the quarter and received net proceeds of approximately $27 million. We now own 75 percent of the Indian subsidiary and are still the majority Shareowner of the subsidiary.

	Kennametal Shareowners’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non- controlling interests	Total equity
Balance as of June 30, 2011	$101,411	$470,758	$983,374	$82,529	$20,569	$1,658,641
Net income	—	—	221,182	—	3,099	224,281
Other comprehensive loss	—	—	—	(77,188)	(2,249)	(79,437)
Dividend reinvestment	8	195	—	—	—	203
Capital stock issued under employee benefit and stock plans	1,124	34,963	—	—	—	36,087
Purchase of capital stock	(2,508)	(64,278)	—	—	—	(66,786)
Cash dividends paid	—	—	(32,334)	—	(167)	(32,501)
Noncontrolling interests acquired	—	—	—	—	5,211	5,211
Total equity, March 31, 2012	$100,035	$441,638	$1,172,222	$5,341	$26,463	$1,745,699
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
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Industrial	Infrastructure	Total
Goodwill	$394,883	$475,309	$870,192
Accumulated impairment losses	(150,842)	—	(150,842)
Balance as of June 30, 2012	$244,041	$475,309	$719,350
Translation	881	(1,480)	(599)
Change in goodwill	881	(1,480)	(599)
Goodwill	395,764	473,829	869,593
Accumulated impairment losses	(150,842)	—	(150,842)
Balance as of March 31, 2013	$244,922	$473,829	$718,751

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	March 31, 2013		June 30, 2012
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract-based	4 to 15	$21,453	$(7,890)	$21,450	$(6,423)
Technology-based and other	4 to 17	37,742	(25,479)	37,594	(24,384)
Customer-related	10 to 20	177,498	(54,458)	178,500	(44,354)
Unpatented technology	15 to 30	45,560	(9,021)	46,035	(6,943)
Trademarks	5 to 20	13,981	(8,762)	13,977	(7,782)
Trademarks	Indefinite	36,032	—	35,817	—
Total		$332,266	$(105,610)	$333,373	$(89,886)
During the nine months ended March 31, 2013, we recorded amortization expense of $15.5 million related to our other intangible assets and unfavorable foreign currency translation adjustments of $1.3 million.

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
The Industrial segment serves customers that operate in industrial end markets such as aerospace and defense, transportation and general engineering. The customers in these end markets manufacture engines, airframes, automobiles, trucks, ships and various types of industrial equipment. The technology and customization requirements for customers we serve vary by customer, application and industry. The value we deliver to our Industrial segment customers centers on our application expertise and our diverse offering of products and services.
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our sales and operating income by segment are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2013	2012	2013	2012
Sales:
Industrial	$373,807	$418,554	$1,088,155	$1,246,261
Infrastructure	281,553	277,857	829,808	750,769
Total sales	$655,360	$696,411	$1,917,963	$1,997,030
Operating income:
Industrial	$44,961	$71,195	$117,552	$206,778
Infrastructure	32,332	34,060	95,248	99,927
Corporate	(2,320)	(1,963)	(6,978)	(7,754)
Total operating income	$74,973	$103,292	$205,822	$298,951
Interest expense	$7,504	$8,003	$20,430	$18,746
Other expense (income), net	749	(486)	502	(1,169)
Income from continuing operations before income taxes	$66,720	$95,775	$184,890	$281,374

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

Our sales of $655.4 million for the quarter ended March 31, 2013 decreased 6 percent compared to sales for the March quarter one year ago. Operating income was $75.0 million, a decrease of $28.3 million as compared to $103.3 million in the prior year quarter. Stellite contributed $2.9 million of operating income in the current year quarter, compared with a net operating loss of $4.6 million in the prior year period. Operating income declined due to lower absorption of manufacturing costs related to reduced sales volume, as well as an ongoing inventory reduction initiative. Partially offsetting these effects, were reduced operating expenses due to continued cost discipline.

We reported current quarter earnings per diluted share of $0.67.

During the March quarter we improved profitability compared to the December quarter, despite a mixed macro environment for our served end markets. Looking at our market analysis for sales by region, we experienced the most negative impact in North America. This was mostly driven by Infrastructure end markets, where there was softness in North American underground coal mining, including additional mine closures, coupled with project delays in our energy business. General engineering was also down in North America as customers continued to operate at low inventory levels.

Throughout the March quarter, both our Industrial and Infrastructure segments saw sequential growth in each month of the quarter. Due to our proactive cost reduction measures as well an efficient organization structure, we again delivered double-digit operating margin of 11.4 percent in the quarter despite continued market challenges. We have kept cost containment actions in place and are managing our business to market conditions while staying focused on near term cash flow objectives as well as long term growth strategies.
Changes in raw material costs did not have a material impact on profitability during the quarter.
We generated strong cash flow from operating activities of $150.4 million during the nine months ended March 31, 2013, partially due to our inventory reduction initiative in which we reduced finished goods and work in progress by approximately $40 million year to date. Capital expenditures were $53.8 million during the nine months ended March 31, 2013.
During the March quarter, we sold shares in a subsidiary in India in order to conform to the Securities and Exchange Board of India stock exchange rules, which require a minimum 25 percent public float. We sold 13 percent of our shares in the quarter and received net proceeds of approximately $27 million. We now own 75 percent of the Indian subsidiary.
We remained committed to balancing our priority uses of cash, and during the March quarter purchased 786,000 of our shares, totaling 2.1 million shares year to date. Approximately 6.5 million shares remain available under our current share buy-back program.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In addition, we invested further in technology and innovation to continue delivering a high level of new products to our customers. Research and development expenses included in operating expense totaled $9.6 million for the three months ended March 31, 2013.

The following narrative provides further discussion and analysis of our results of operations, liquidity and capital resources, as well as other pertinent matters.

RESULTS OF CONTINUING OPERATIONS

SALES

Sales for the three months ended March 31, 2013 were $655.4 million, a decrease of $41.0 million, or 6 percent, from $696.4 million in the prior year quarter. The decrease in sales was driven by a 6 percent organic decline, a 5 percent unfavorable effect from fewer business days and a 1 percent unfavorable effect from currency exchange, partially offset by a 6 percent increase due to two months of revenues from Stellite. The decrease in sales was driven primarily by weaker demand in our Infrastructure segment, across most regions. On an organic basis, sales declined 15 percent in energy markets, 12 percent in general engineering, 6 percent in the earthworks markets and 2 percent in transportation, while aerospace and defense sales grew by 14 percent.

Sales for the nine months ended March 31, 2013 were $1,918.0 million, a decrease of $79.0 million, or 4 percent, from $1,997.0 million in the prior year period. The decrease in sales was driven by a 7 percent organic decline, a 3 percent unfavorable effect from currency exchange and a 2 percent unfavorable effect from fewer business days, partially offset by an
8 percent increase due to eight months of revenues from Stellite. The decrease in sales was driven by weaker demand in both the Industrial and Infrastructure segments and across most regions. On an organic basis, sales declined 14 percent in general engineering, 11 percent in energy markets, 6 percent in the earthworks markets and 4 percent in transportation, while aerospace and defense sales grew by 10 percent.

GROSS PROFIT

Gross profit for the three months ended March 31, 2013 was $208.5 million, a decrease of $37.9 million from $246.4 million in the prior year quarter. The decrease was primarily due to decreased volumes and less absorption of manufacturing costs resulting from both lower sales as well as the impact of our inventory reduction initiative of approximately $6.0 million. The gross profit margin for the three months ended March 31, 2013 was 31.8 percent, as compared to 35.4 percent generated in the prior year quarter.

Gross profit for the nine months ended March 31, 2013 was $616.3 million, a decrease of $113.1 million from $729.4 million in the prior year period. The decrease was primarily due to an organic sales decline and lower related absorption of manufacturing costs from both lower sales as well as the impact of our inventory reduction initiative of approximately
$24.0 million, unfavorable foreign currency exchange of $15.5 million and an unfavorable sales mix, partially offset by cost reduction benefits. The gross profit margin for the nine months ended March 31, 2013 was 32.1 percent, as compared to 36.5 percent generated in the prior year period.

OPERATING EXPENSE

Operating expense for the three months ended March 31, 2013 decreased $10.6 million or 7.6 percent to $128.3 million as compared to $138.9 million in the prior year quarter. The decrease is primarily due to containment of discretionary spending, lower employment costs of $4.0 million, driven by lower incentive compensation, and favorable currency effects of
$0.6 million.

Operating expense for the nine months ended March 31, 2013 decreased $24.5 million or 5.8 percent to $395.0 million as compared to $419.5 million in the prior year period. The decrease is primarily due to lower employment costs of $17.1 million, driven by lower incentive compensation, favorable currency effects of $10.9 million and the effect of cost containment measures, partially offset by Stellite operating expense.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2013 decreased $0.5 million to $7.5 million as compared to
$8.0 million in the prior year quarter. The decrease was primarily due to lower interest rates on our borrowings resulting from the favorable effect of refinancing our 7.2% Notes that matured last June with lower interest 3.875% ten year Notes maturing in 2022. This decrease was partially offset by higher overall borrowings attributable to funding the Stellite acquisition.

Interest expense for the nine months ended March 31, 2013 increased $1.7 million to $20.4 million as compared to
$18.7 million in the prior year period. The increase was primarily due to higher borrowings attributable to funding the Stellite acquisition, partially offset by lower interest rates on our borrowings resulting from the refinancing discussed above.

OTHER EXPENSE (INCOME), NET

Other expense, net for the three months ended March 31, 2013 was $0.7 million compared to other income, net of $0.5 million for the prior year quarter. The decrease was primarily driven by unfavorable foreign currency transaction results of $0.6 million and lower interest income.

Other expense, net for the nine months ended March 31, 2013 was $0.5 million compared to other income, net of $1.2 million for the prior year period. The decrease was primarily driven by lower interest income.

INCOME TAXES
The effective income tax rate for the three months ended March 31, 2013 and 2012 was 18.5 percent and 20.4 percent, respectively. The decrease was primarily driven by the extension of the credit for increasing research activities under the American Taxpayer Relief Act of 2012 which was enacted during the current quarter, partially offset by higher earnings in the United States where the tax rates are higher than the rest of the world.
The effective income tax rate for the nine months ended March 31, 2013 and 2012 was 21.7 percent and 20.3 percent, respectively. The increase was primarily driven by a favorable valuation allowance adjustment in the prior year and higher earnings in the United States where the tax rates are higher than the rest of the world. The impact of these items was partially offset by a benefit from the effective settlement of an income tax audit in Europe in the first quarter of this fiscal year as well as the extension of the credit for increasing research activities under the American Taxpayer Relief Act of 2012 which was enacted during the current period.

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

BUSINESS SEGMENT REVIEW

We operate two reportable segments consisting of Industrial and Infrastructure. Expenses that are not allocated to either of these segments are reported in Corporate. Segment determination is based upon internal organizational structure, the manner in which we organize segments for making operating decisions and assessing performance, the availability of separate financial results and materiality considerations.
INDUSTRIAL

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2013	2012	2013	2012
Sales	$373,807	$418,554	$1,088,155	$1,246,261
Operating income	44,961	71,195	117,552	206,778

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended March 31, 2013, Industrial sales decreased by 11 percent driven by an organic sales decline of
5 percent, a 5 percent unfavorable effect from fewer business days and a 1 percent unfavorable effect from currency exchange. On an organic basis, sales declined by 12 percent in general engineering and 2 percent in transportation, while aerospace and defense sales grew 14 percent. Customer inventory levels remained low, impacting sales in general engineering. The decline in transportation reflected lower vehicle production rates in most geographic regions,while aerospace and defense sales grew with increased production of commercial aircraft. On a regional basis, sales declined by approximately 12 percent in the Americas, 10 percent in Asia and 9 percent in Europe. The sales decrease in America and Europe was primarily driven by the decline in the general engineering end markets. The sales decrease in Asia was primarily driven by the decline in the general engineering and transportation end markets.

For the three months ended March 31, 2013, Industrial operating income decreased by $26.2 million. The decrease in operating income was due to lower absorption of manufacturing costs related to reduced sales volume and an ongoing inventory reduction initiative. Industrial operating margin was 12.0 percent compared with 17.0 percent in the prior year.

For the nine months ended March 31, 2013, Industrial sales decreased by 13 percent driven by an organic sales decline of
8 percent, unfavorable effect from currency exchange of 3 percent and the impact of fewer business days of 2 percent. On an organic basis, sales declined by 14 percent in general engineering and 4 percent in transportation, while aerospace and defense sales grew 10 percent. General engineering was unfavorably impacted by lower sales to the indirect channels due to further inventory destocking earlier in the quarter and overall lower customer inventory levels in the current quarter. Transportation experienced lower vehicle production rates in most geographic regions and extended plant shut-downs, particularly in Europe and Asia. Aerospace and defense sales benefited from the increase in commercial aircraft production. On a regional basis, sales declined by approximately 11 percent in the Americas, 9 percent in Europe and 9 percent in Asia. The sales decrease in America and Europe was primarily driven by the decline in the general engineering end market. The sales decrease in Asia was primarily driven by the decline in the general engineering and transportation end markets.

For the nine months ended March 31, 2013, Industrial operating income decreased by $89.2 million. The decrease in operating income was due to lower absorption of manufacturing costs related to reduced sales volume and an ongoing inventory reduction initiative, as well as unfavorable foreign currency impacts. Industrial operating margin was 10.8 percent compared with 16.6 percent in the prior year.
INFRASTRUCTURE

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2013	2012	2013	2012
Sales	$281,553	$277,857	$829,808	$750,769
Operating income	32,332	34,060	95,248	99,927

For the three months ended March 31, 2013, Infrastructure sales increased by 1 percent, driven by 15 percent growth related to two months of revenues from Stellite, partially offset by an 8 percent organic decline and a 6 percent decline from fewer business days. The organic decrease was driven by lower sales in the energy and earthworks markets of 15 percent and 6 percent, respectively. Energy sales decreased due to lower drilling activity in oil and gas. Earthwork sales declined from persistently weak underground coal mining activity in North America, where a number of additional mine closures further depressed sales, as well as a delayed start to the North America road construction season due to the colder March weather. On a regional basis including the organic impact of Stellite, sales decreased by approximately 18 percent in the Americas, 6 percent in Europe and remained relatively flat in Asia. The sales decrease in America and Europe was primarily driven by the decline in the earthworks market.

For the three months ended March 31, 2013, Infrastructure operating income decreased by $1.7 million. Infrastructure operating income benefited from Stellite operating income of $2.9 million in the current year quarter, compared with a net operating loss of $4.6 million in the prior year period. Operating income decreased due to the effects of the organic sales decline, as well as lower absorption of manufacturing costs. Infrastructure operating margin was 11.5 percent compared with 12.3 percent in the prior year.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the nine months ended March 31, 2013, Infrastructure sales increased by 11 percent, driven by 21 percent growth related to eight months of revenues from Stellite, partially offset by a 6 percent organic decline, a 2 percent unfavorable effect from currency exchange and a 2 percent decline from fewer business days. The organic decrease was driven by lower sales in the energy and earthworks markets of 11 percent and 6 percent, respectively. Energy sales decreased due to delayed orders and lower drilling activity in oil and gas, primarily in North America. Earthwork sales declined from persistently weak underground coal mining activity in North America, where a number of mine closures further depressed sales, as well as a delayed start to the North America road construction season due to the colder March weather. On a regional basis including the organic impact of Stellite, sales decreased by approximately 14 percent in the Americas, 3 percent in Europe and remained flat in Asia. The sales decrease in America and Europe was primarily driven by the decline in the earthworks market.

For the nine months ended March 31, 2013, Infrastructure operating income decreased by $4.7 million. Infrastructure operating income benefited from Stellite operating income of $11.1 million in the current year quarter, compared with a net operating loss of $4.6 million in the prior year period. Operating income decreased due to the effects of the organic sales decline and lower absorption of manufacturing costs, as well as an unfavorable sales mix. Infrastructure operating margin was 11.5 percent compared with 13.3 percent in the prior year.
CORPORATE

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2013	2012	2013	2012
Corporate unallocated expense	$(2,320)	$(1,963)	$(6,978)	$(7,754)

For the three months ended March 31, 2013, Corporate unallocated expense increased $0.4 million mainly due to higher professional fees for strategic projects of $1.2 million, partially offset by lower pension expense.

For the nine months ended March 31, 2013, Corporate unallocated expense decreased $0.8 million mainly due to lower pension expense, partially offset by higher professional fees for strategic projects of $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations and borrowings against our five-year, multi-currency, revolving credit facility (2011 Credit Agreement) are the primary sources of funding for capital expenditures and internal growth.
On April 5, 2013, we took additional steps to further enhance our liquidity and capitalize upon current market conditions and entered into an amendment to our 2011 Credit Agreement. The amendment extends the maturity of the 2011 Credit Agreement to April 2018. The financial covenants and other key provisions remain unchanged.

During the March quarter, we sold shares in a subsidiary in India in order to conform to the Securities and Exchange Board of India stock exchange rules, which require a minimum 25 percent public float. We sold 13 percent of our shares in the quarter and received net proceeds of approximately $27 million. We now own 75 percent of the Indian subsidiary.
On November 7, 2012, we issued $400.0 million of 2.65 percent Senior Unsecured Notes due in 2019. Interest is paid semi-annually on May 1 and November 1 of each year. We used the net proceeds from this notes offering to repay outstanding indebtedness under our credit facility and for general corporate purposes.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On October 21, 2011, we entered into an amendment to our 2010 Credit Agreement, which is used to augment cash from operations and as an additional source of funds. The 2011 Credit Agreement permits revolving credit loans of up to
$600.0 million for working capital, capital expenditures and general corporate purposes. The 2011 Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2011 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. As noted above, the 2011 Credit Agreement was amended in April 2013 to extend the maturity to April 2018.

The 2011 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of March 31, 2013. We had $3.7 million of borrowings outstanding under the 2011 Credit Agreement as of March 31, 2013. For the nine months ended March 31, 2013, average daily borrowings outstanding under the 2011 Credit Agreement were approximately $205.2 million. Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries.

We consider the unremitted earnings of our non-U.S. subsidiaries that have not previously been taxed in the U.S. to be permanently reinvested. As of March 31, 2013, cash and cash equivalents of $321.0 million and short term intercompany advances made by our foreign subsidiaries to our U.S. parent of $11.0 million would not be available for use in the U.S. on a long term basis, without incurring U.S. federal and state income tax consequences. These short term intercompany advances are in the form of intercompany loans made over quarter end to repay borrowings under our revolving credit agreement and have a duration of not more than fourteen days. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

At March 31, 2013, cash and cash equivalents were $322.1 million, total debt was $751.0 million and total Kennametal Shareowners' equity was $1,721.5 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.

There have been no other material changes in our contractual obligations and commitments since June 30, 2012.
Cash Flow Provided by Operating Activities
During the nine months ended March 31, 2013, cash flow provided by operating activities was $150.4 million, compared to $164.2 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $259.4 million, partially offset by changes in certain assets and liabilities netting to an outflow of $109.0 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $132.2 million primarily driven by lower accounts payable, lower accrued payroll and payment of $19.0 million of incentive compensation and a decrease in accrued income taxes of $29.5 million, offset by a decrease in accounts receivable of $37.6 million due to lower sales volume, a decrease in inventory of $9.2 million primarily driven by our inventory reduction initiatives and an increase in other of $5.9 million.

During the nine months ended March 31, 2012, cash flow provided by operating activities consisted of net income and non-cash items amounting to an inflow of $308.1 million, partially offset by changes in certain assets and liabilities netting to an outflow of $143.9 million. Contributing to the changes in certain assets and liabilities was an increase in inventory of $85.3 million driven by higher inventory levels to meet higher demand, a decrease in accounts payable and accrued liabilities of $57.0 million driven by accounts payable payments of $35.1 million and payment of $27.0 million of incentive compensation, a decrease in other of $2.4 million and an increase in accounts receivable of $1.5 million, offset by an increase in accrued income taxes of $2.3 million.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $52.2 million for the nine months ended March 31, 2013, compared to
$448.4 million in the prior year period. During the current year period, cash flow used for investing activities included capital expenditures, net of $52.0 million, which consisted primarily of equipment upgrades.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the nine months ended March 31, 2012, cash flow used for investing activities included the acquisition of Stellite for
$382.6 million and capital expenditures, net of $56.3 million, which consisted primarily of equipment upgrades and
$10.0 million for the purchase of a technology license intangible in our Infrastructure segment.
Cash Flow Provided by Financing Activities
Cash flow provided by financing activities was $106.4 million for the nine months ended March 31, 2013 compared to
$216.5 million in the prior year period. During the current year period, cash flow provided by financing activities included $186.1 million net increase in borrowings which included $3.7 million of borrowings outstanding on our revolving credit facility, $26.7 million from the sale of capital stock in a subsidiary in India and $13.3 million of dividend reinvestment and the effect of employee benefit and stock plans. These cash flows were offset by $78.5 million used for the purchase of capital stock, $38.4 million of cash dividends paid to Shareowners and $2.8 million of other.

During the nine months ended March 31, 2012, cash flow provided by financing activities included $323.8 million net increase in borrowings, which included the issuance of $300 million of 3.875 percent Senior Unsecured Notes due in 2022, $29.2 million of borrowings outstanding under our our revolving credit facility and $23.1 million of dividend reinvestment and the effect of employee benefit and stock plans. These cash flows were partially offset by $66.8 million used for the purchase of capital stock, $32.3 million of cash dividends paid to Shareowners and a $22.4 million payment related to the settlement of forward starting interest rate swap contracts.

FINANCIAL CONDITION

Working capital was $1,038.1 million at March 31, 2013, an increase of $333.8 million from $704.3 million at June 30, 2012. The increase in working capital was driven primarily by an increase in cash and cash equivalents of $205.6 million due to the net increase in borrowings, a decrease in accounts payable of $66.4 million, a decrease in other current liabilities of
$30.2 million primarily due to payment of incentive compensation of $19.0 million, a decrease in accrued income taxes of $29.1 million, a decrease in current maturities of long-term debt, capital leases and notes payable of $28.0 million due to a decrease in short-term revolving and other lines of credit and a decrease in accrued expenses of $20.5 million due to lower sales commission payments from lower sales volume and the timing of payment. Partially offsetting these items was a decrease in accounts receivable of $36.5 million due to lower sales volume and a decrease in inventory of $10.0 million driven by our inventory reduction initiatives. Foreign currency effects accounted for $3.2 million of the working capital change.

Property, plant and equipment, net decreased $14.1 million from $742.2 million at June 30, 2012 to $728.1 million at March 31, 2013, primarily due to depreciation expense of $69.3 million and capital disposals of $1.8 million, offset by capital additions of $53.8 million and a favorable foreign currency impact of $3.2 million.

At March 31, 2013, other assets were $988.4 million, a decrease of $20.6 million from $1,009.0 million at June 30, 2012. The drivers for the decrease were a decrease in other intangible assets of $16.8 million, a decrease in deferred income taxes of
$5.4 million and a decrease in goodwill of $0.6 million, partially offset by an increase in other assets of $2.2 million. The change in other intangible assets was due to amortization expense of $15.5 million and unfavorable foreign currency translation adjustments of $1.3 million. The change in goodwill was primarily due to acquisition purchase price adjustments. The change in other assets was primarily due to higher deferred financing fees related to the issuance of $400 million of 2.65 percent Senior Unsecured Notes due in 2019 and an increase in pension amortization of actuarial gains and losses of $1.3 million, partially offset by lower prepaid charges.

Long-term debt and capital leases increased $213.3 million to $703.9 million at March 31, 2013 from $490.6 million at
June 30, 2012. The increase was primarily driven by the issuance of $400 million of 2.65 percent Senior Unsecured Notes which are due in 2019, partially offset by a decrease in borrowings outstanding under the 2011 Credit Agreement of
$185.0 million.

Kennametal Shareowners' equity was $1,721.5 million at March 31, 2013, an increase of $77.6 million from $1,643.9 million at June 30, 2012. The increase was primarily due to net income attributable to Kennametal of $142.4 million, capital stock issued under employee benefit and stock plans of $25.4 million, sale of subsidiary stock of $12.5 million and foreign currency translation adjustments of $5.9 million, partially offset by the purchase of capital stock of $78.5 million and cash dividends paid to Shareowners of $38.4 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ENVIRONMENTAL MATTERS

The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.

Superfund Sites We are involved as a potentially responsible party (PRP) at various sites designated by the United States Environmental Protection Agency (USEPA) as Superfund sites. For certain of these sites, we have evaluated the claims and potential liabilities and have determined that neither are material, individually or in the aggregate. For certain other sites, proceedings are in the very early stages and have not yet progressed to a point where it is possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities or the amount of our liability alone or in relation to that of any other PRP.

Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At both
March 31, 2013 and June 30, 2012, the balance of these reserves was $5.1 million. These reserves represent anticipated costs associated with the remediation of these issues.

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

NEW ACCOUNTING STANDARDS

See Note 3 to our condensed consolidated financial statements set forth in Part I Item 1 of this Quarterly Report on Form 10-Q for a description of new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk exposure since June 30, 2012.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at March 31, 2013 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2013	40,000	$39.52	40,000	7,198,802
February 1 through February 28, 2013	525,137	41.06	446,000	6,752,802
March 1 through March 31, 2013	311,738	39.82	300,000	6,452,802
Total	876,875	$40.55	786,000

(1)
During the current period, 1,398 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 87,677 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements and 1,800 shares of Kennametal stock as payment for the exercise price of stock options.

(2)	On July 26, 2012, the Company publicly announced an amended repurchase program for up to 12 million shares of its outstanding capital stock.

ITEM 6. EXHIBITS

(10)	Material Contract
(10.1)	Post-Employment Consulting Agreement by and between Kennametal Inc. and Philip H. Weihl dated December 11, 2012 and effective on or about January 14, 2013.	Filed herewith.

(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31.1)	Certification executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.
(31.2)	Certification executed by Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications
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

KENNAMETAL INC.

Date:	May 9, 2013	By:	/s/ Martha A. Bailey
Martha A. Bailey Vice President Finance and Corporate Controller