Form 10-K
period 2013-06-30
KENNAMETAL INC
filed 2013-08-13
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]
As of December 31, 2012, the aggregate market value of the registrant’s Capital Stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $2,462,200,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant’s Capital Stock have been deemed affiliates.
As of July 31, 2013, there were 77,847,831 of the Registrant’s Capital Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2013 Annual Meeting of Shareowners are incorporated by reference into Part III.

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not relate strictly to historical or current facts. For example, statements about Kennametal's outlook for earnings, sales volumes, and cash flow for its fiscal year 2014, its expectations regarding future growth and any statements regarding future operating or financial performance or events are forward-looking. We have also included forward looking statements in this Form 10-K concerning, among other things, our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position, and product development. These statements are based on current estimates that involve inherent risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, our actual results could vary materially from our current expectations. There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements. They include: economic recession; availability and cost of the raw materials we use to manufacture our products; our foreign operations and international markets, such as foreign currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; our ability to protect and defend our intellectual property; competition; our ability to retain our management and employees; demands on management resources; potential claims relating to our products; integrating acquisitions and achieving the expected savings and synergies; business divestitures; global or regional catastrophic events; energy costs; commodity prices; labor relations; demand for and market acceptance of new and existing products; and implementation of environmental remediation matters. We provide additional information about many of the specific risks we face in the “Risk Factors” Section of this Annual Report on Form 10-K. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I

ITEM 1 - BUSINESS
OVERVIEW From its founding in 1938, the McKenna family incorporated Kennametal Inc. (sometimes referred herein as Kennametal or the Company) in Pennsylvania in 1943. As a global enterprise, we deliver productivity to customers seeking peak performance in demanding environments by providing innovative custom and standard wear-resistant solutions. To provide these solutions, we harness our knowledge of advanced materials and application development with a commitment to environmental sustainability. Our solutions are built around industry-essential technology platforms. These include metalworking tools, engineered components, surface technologies and earth cutting tools that are mission-critical to the performance of our customers battling extreme conditions such as fatigue wear, corrosion and high temperatures. We believe that our reputation for manufacturing excellence, as well as our technological expertise and innovation we deliver in our products and services, help us to achieve a leading position in our primary markets; general engineering, transportation, aerospace, defense, energy and earthworks. End users of our products include metalworking and machinery manufacturers and suppliers across a diverse array of industries, including the aerospace, defense, transportation, machine tool, light machinery and heavy machinery, as well as producers and suppliers in a number of equipment-intensive industries such as coal mining, road construction and quarrying, as well as oil and gas exploration, refining, production and supply. Our end users’ applications range from airframes to mining operations, engines to oil wells and turbochargers to processing.
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
Unless otherwise specified, any reference to a “year” refers to the fiscal year ending on June 30.
BUSINESS SEGMENT REVIEW Our operations are organized into two reportable operating segments; Industrial and Infrastructure. Segment determination is based upon internal organizational structure, the manner in which we organize segments for making operating decisions and assessing performance, the availability of separate financial results and materiality considerations. Sales and operating income by segment are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation set forth in Item 7 of this annual report on Form 10-K (MD&A). Additional segment data is provided in Note 19 of our consolidated financial statements set forth in Item 8 of this annual report on Form 10-K (Item 8) which is incorporated herein by reference.
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
INFRASTRUCTURE In the Infrastructure segment, we focus on customers in the energy and earthworks market sectors who support primary industries such as oil and gas, power generation and process industries such as food and beverage and chemicals; underground, surface and hard-rock mining; highway construction and road maintenance. Our success is determined by our associates gaining an in-depth understanding of our customers’ engineering and development needs, to be able to offer complete system solutions and high-performance capabilities to optimize and add value to their operations.

INTERNATIONAL OPERATIONS During 2013, we generated 59 percent of our sales in markets outside of the United States of America (U.S.), with principal international operations in Western Europe, Asia Pacific, India, Latin America and Canada. In addition, we operate manufacturing and distribution facilities in Israel and South Africa, while serving customers through sales offices, agents and distributors in Eastern Europe and other parts of the world. While geographic diversification helps to minimize the sales and earnings impact of respective demand changes in any one particular region, our international operations are subject to normal risks of doing business globally, including fluctuations in currency exchange rates and changes in social, political and economic environments.
Our international assets and sales are presented in Note 19 of the Company’s consolidated financial statements, set forth in Item 8 and are incorporated herein by reference. Further information about the effects and risks of currency exchange rates is presented in the Quantitative and Qualitative Disclosures About Market Risk section, as set forth in Item 7A of this annual report on Form 10-K (Item 7A).
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
We entered fiscal 2013 after delivering record sales in fiscal 2012. As a result of these tough comparisons to prior year and a slowing of the macro-economic environment, our sales for fiscal 2013 decreased from the prior year. Sales for the year ended June 30, 2013 were $2,589.4 million, 44 percent of which were in North America, 30 percent in Western Europe and 26 percent in the rest of the world.
For fiscal 2013, the weighted average global industrial production specific to Kennametal's industry decreased by 1.5 percent, demonstrating a slowing of the economy in the current year. However, we remain confident in our ability to respond quickly to changes in global markets while continuing to serve our customers and preserve our competitive strengths. At the same time, we continue to focus on maximizing cash flow and our priority uses of cash. Further discussion and analysis of the developments in our business is set forth in MD&A.
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
In August 2013, we acquired the operating assets of Comercializadora Emura S.R.L. and certain related entities (Emura), based in La Paz, Bolivia, while securing related material sourcing agreements. Emura is the region’s principal operation engaged in collection, testing, processing and exporting tungsten ore material, and is a long-standing supplier to Kennametal. The acquisition furthers Kennametal’s efforts to diversify and balance our tungsten sourcing capabilities.
MARKETING AND DISTRIBUTION We sell our products through the following, distinct sales channels: (i) a direct sales force; (ii) a network of independent distributors and sales agents in North America, Europe, Latin America, Asia Pacific and other regions around the world; (iii) integrated supply channels; and (iv) via the internet. Application engineers and technicians are critical to the sales process and directly assist our customers with specified product design, selection, application and support.
To market our products, we maintain two premium brands: Kennametal® and WIDIA®. These master brands also include sub-categories combining the Kennametal master brand with various trademarks such as: Kennametal Conforma Clad™; Kennametal Tricon™; Kennametal Extrude Hone™; Kennametal Sintec™; Kennametal International Specialty Alloys™; and Kennametal Stellite™. Similarly, we combine the WIDIA master brand with other trademarks, such as: WIDIA GTD™; WIDIA Ruebig™; WIDIA Circle™; WIDIA Manchester™; WIDIA Hanita™; WIDIA Clappdico™; WIDIA Metal Removal™; and WIDIA Metcut™; as well as other trademarks such as ToolBoss™, Kyon™, Fix-Perfect™ and Mill1™. We own these trademarks via Kennametal Inc. or Kennametal subsidiaries.
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
Research and development expenses included in operating expense totaled $39.7 million, $38.3 million and $33.3 million in 2013, 2012 and 2011, respectively.
SEASONALITY Our business is not materially affected by seasonal variations. However, to varying degrees, traditional summer vacation shutdowns of customers’ plants and holiday shutdowns often affect our sales levels during the first and second quarters of our fiscal year.
BACKLOG Our backlog of orders generally is not significant to our operations.
COMPETITION As one of the world’s leading producers of engineered cemented carbide products and solutions, we maintain a leading competitive position in major markets worldwide. We strengthen our competitive position by providing additional innovative surface and wear solutions, as well as super-alloy materials and investment casting capabilities. We actively compete in the sale of all our products with several larger global competitors and with many smaller niche businesses offering various capabilities to customers around the world. While several of our competitors are divisions of larger corporations, our industry remains largely fragmented, with several hundred fabricators and toolmakers. Many of our competitors operate relatively small facilities, producing a limited selection of tools while buying cemented tungsten carbide components from original producers of cemented tungsten carbide products, including Kennametal. We also supply coating solutions and other engineered wear-resistant products to such facilities. Given the fragmentation, opportunities for consolidation exist from both U.S.-based and internationally-based firms, as well as among thousands of industrial supply distributors.
The principal competitive differentiators in our businesses include technical application and support for customers, product innovation, performance, quality and availability, as well as service, pricing and productivity delivered ascribed to our brands. We derive competitive advantage from our premium brand positions, global presence, application expertise and ability to address customer needs with new and improved tools, innovative surface and wear solutions, highly engineered components, consistent quality, integrated customer service capabilities, state-of-the-art manufacturing and multiple sales channels. With these strengths, we are able to sell products based on the value-added productivity we deliver to our customers, rather than competing on price.
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

Reserves for other potential environmental issues at June 30, 2013 and 2012 were $5.1 million. The reserves that we have established for environmental liabilities represent our best current estimate of the costs of addressing all identified environmental situations, based on our review of currently available evidence, and take into consideration our prior experience in remediation and that of other companies, as well as public information released by the USEPA, other governmental agencies, and by the PRP groups in which we are participating. Although the reserves currently appear to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and we can give no assurance that our estimate of any environmental liability will not increase or decrease in the future. The reserved and unreserved liabilities for all environmental concerns could change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs and the involvement of and direction taken by the U.S. government on these matters.
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
EMPLOYEES We employed approximately 12,600 persons at June 30, 2013, of which approximately 4,500 were located in the U.S. and 8,100 in other parts of the world, principally Europe, Asia Pacific and India. At June 30, 2013, approximately 3,700 of the above employees were represented by labor unions. We consider our labor relations to be generally good.
AVAILABLE INFORMATION Our Internet address is www.kennametal.com. On the SEC Filings page of our Web Site, which is accessible under the About Us tab, under Investor Relations, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): our annual report on Form 10-K, our annual proxy statement, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act). Our SEC Filings page of our Web Site also includes Forms 3, 4 and 5 filed pursuant to Section 16(a) of the Exchange Act. All filings posted on our SEC Filings page of our Web Site are available to be viewed on the Web page free of charge. On the Corporate Governance page of our Web Site, which is under the About Us tab, under Investor Relations, we post the following charters and guidelines: Audit Committee Charter, Compensation Committee Charter, Nominating/Corporate Governance Committee Charter, Kennametal Inc. Corporate Governance Guidelines and Kennametal Inc. Stock Ownership Guidelines. On the Ethics and Compliance page of our Web Site, which is under the About Us tab, under Company Profile, we post the Code of Business Ethics and Conduct. All charters and guidelines posted on our Web pages are available to be viewed on our Web page free of charge. Information contained on our Web site is not part of this annual report on Form 10-K or our other filings with the SEC. Copies of the annual report on Form 10-K and those items disclosed on the Corporate Governance and Ethics and Compliance pages of our Web Site are available without charge upon written request to: Investor Relations, Quyhn McGuire, Kennametal Inc., 1600 Technology Way, P.O. Box 231 Latrobe , Pennsylvania 15650-0231.
ITEM 1A – RISK FACTORS
Kennametal’s business, financial condition or results of operations may be materially affected by a number of factors. Our management regularly monitors the risks inherent in our business, with input and assistance from our Enterprise Risk Management department. In addition to real time monitoring, we conduct a formal, annual, enterprise-wide risk assessment to identify factors and circumstances that might present significant risk to the Company. Many of these factors are discussed throughout this report. In addition, the following discussion details some of the important factors and uncertainties that we believe could cause Kennametal’s actual results to differ materially from those projected in any forward-looking statements:
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

Our international operations pose certain risks that may adversely impact sales and earnings. We have manufacturing operations and assets located outside of the U.S., including but not limited to those in Brazil, Canada, China, Europe, India, Israel and South Africa. We also sell our products to customers and distributors located outside of the U.S. During the year ended June 30, 2013, 59 percent of our consolidated sales were derived from non-U.S. markets. A key part of our long-term strategy is to increase our manufacturing, distribution and sales presence in international markets. These international operations are subject to a number of special risks, in addition to the risks of our domestic business, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulations, labor unrest, risk of governmental expropriation, domestic and foreign customs and tariffs, current and changing regulatory environments (including, but not limited to, the risks associated with the importation and exportation of products and raw materials), risk of failure of our foreign employees to comply with both U.S. and foreign laws, including antitrust laws, trade regulations and the Foreign Corrupt Practices Act, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, political instability and unrest and risks of increases in taxes. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. To the extent we are unable to effectively manage our international operations and these risks, our international sales may be adversely affected, we may be subject to additional and unanticipated costs, and we may be subject to litigation or regulatory action. As a consequence, our business, financial condition and results of operations could be seriously harmed.
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
Our future operating results may be affected by fluctuations in the prices and availability of raw materials. The raw materials we use for our products include ore concentrates, compounds and secondary materials containing tungsten, tantalum, titanium, niobium and cobalt. A significant portion of our raw materials is supplied by sources outside the U.S. The raw materials industry as a whole is highly cyclical and at times pricing and supply can be volatile due to a number of factors beyond our control, including natural disasters, general economic and political conditions, labor costs, competition, import duties, tariffs and currency exchange rate fluctuations. This volatility can significantly affect our raw material costs. In an environment of increasing raw material prices, competitive conditions can affect how much of the price increases in raw materials that we can recover in the form of higher sales prices for our products. To the extent we are unable to pass on any raw material price increases to our customers, our profitability could be adversely affected. Furthermore, restrictions in the supply of tungsten, cobalt and other raw materials could adversely affect our operating results. If the prices for our raw materials increase or we are unable to secure adequate supplies of raw materials on favorable terms, our profitability could be impaired.
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
ITEM 1B – UNRESOLVED STAFF COMMENTS
We have no unresolved comments from the SEC Staff.

ITEM 2 – PROPERTIES
Our principal executive offices are located at 1600 Technology Way, P.O. Box 231, Latrobe, Pennsylvania, 15650. A summary of our principal manufacturing facilities and other materially important properties is as follows:

Location	Owned/Leased	Principal Products	Segment
United States:
Irondale, Alabama	Owned	Custom Fabricated Wear Plate Solutions and Pins	Infrastructure
Rogers, Arkansas	Owned/Leased	Carbide Products and Pelletizing Die Plates	Infrastructure
University Park, Illinois	Owned	Custom Fabricated Wear Plate Solutions	Infrastructure
Rockford, Illinois	Owned	Indexable Tooling	Industrial
Goshen, Indiana	Leased	Powders; Welding Rods, Wires and Machines	Infrastructure
New Albany, Indiana	Leased	High Wear Coating for Steel Parts	Infrastructure
Greenfield, Massachusetts	Owned	High-Speed Steel Taps	Industrial
Shelby Township, Michigan	Leased	Thermal Deburring and High Energy Finishing	Industrial
Traverse City, Michigan	Owned	Wear Parts	Industrial
Elko, Nevada	Owned	Custom Fabricated Wear Plate Solutions	Infrastructure
Fallon, Nevada	Owned	Metallurgical Powders	Infrastructure
Asheboro, North Carolina	Owned	High-Speed Steel and Carbide Round Tools	Industrial
Henderson, North Carolina	Owned	Metallurgical Powders	Infrastructure
Roanoke Rapids, North Carolina	Owned	Metalworking Inserts	Industrial
Cleveland, Ohio	Leased	Distribution	Industrial
Orwell, Ohio	Owned	Metalworking Inserts	Industrial
Solon, Ohio	Owned	Metalworking Toolholders	Industrial
Whitehouse, Ohio	Owned	Metalworking Inserts and Round Tools	Industrial
Bedford, Pennsylvania	Owned/Leased	Mining and Construction Tools and Wear Parts and Distribution	Infrastructure
Irwin, Pennsylvania	Owned/Leased	Carbide Wear Parts and Abrasive Flow Machining	Industrial
Latrobe, Pennsylvania	Owned	Metallurgical Powders	Infrastructure
New Castle, Pennsylvania	Owned/Leased	Specialty Metals and Alloys	Industrial
Johnson City, Tennessee	Owned	Metalworking Inserts	Industrial
Lyndonville, Vermont	Owned	High-Speed Steel Taps	Industrial
Chilhowie, Virginia	Owned	Mining and Construction Tools and Wear Parts	Infrastructure
New Market, Virginia	Owned	Metalworking Toolholders	Industrial
International:
Yatala, Australia	Leased	Custom Fabricated Wear Plate Solutions	Infrastructure
Indaiatuba, Brazil	Leased	Metalworking Carbide Drills and Toolholders	Industrial
Belleville, Canada	Owned	Casting Components, Coatings and Powder Metallurgy Components	Infrastructure
Victoria, Canada	Owned	Wear Parts	Industrial
Baotou, China	Leased	Mining Tools	Infrastructure
Fengpu, China	Owned	Intermetallic Composite Ceramic Powders and Parts	Infrastructure
Shanghai, China	Owned	Powders, Welding Rods and Wires and Casting Components	Infrastructure
Tianjin, China	Owned	Metalworking Inserts and Carbide Round Tools	Industrial
Xuzhou, China	Leased	Mining Tools	Infrastructure
Kingswinford, England	Leased	Distribution	Industrial
Ebermannstadt, Germany	Owned	Metalworking Inserts	Industrial
Essen, Germany	Owned	Metallurgical Powders and Wear Parts	Industrial
Koblenz, Germany	Owned	Casting Components and Coatings	Infrastructure
Koenigsee, Germany	Leased	Metalworking Carbide Drills	Industrial
Lichtenau, Germany	Owned	Metalworking Toolholders	Industrial
Mistelgau, Germany	Owned	Metallurgical Powders, Metalworking Inserts and Wear Parts	Infrastructure
Nabburg, Germany	Owned	Metalworking Toolholders and Metalworking Round Tools, Drills and Mills	Industrial

Location	Owned/Leased	Principal Products	Segment
Nuenkirchen, Germany	Owned	Distribution	Industrial
Schongau, Germany	Owned	Ceramic Vaporizer Boats	Infrastructure
Vohenstrauss, Germany	Owned	Metalworking Carbide Drills	Industrial
Bangalore, India	Owned	Metalworking Inserts and Toolholders and Wear Parts	Industrial
Gurgaon, India	Leased	Coatings	Infrastructure
Shlomi, Israel	Owned	High-Speed Steel and Carbide Round Tools	Industrial
Milan, Italy	Owned	Investment Castings Components and Metalworking Cutting Tools	Infrastructure/ Industrial
Pieve Emanuele, Italy	Owned	Metallurgical Powders and Coatings	Industrial
Zory, Poland	Leased	Mining and Construction Conicals	Infrastructure
Boksburg, Gauteng, South Africa	Leased	Mining and Construction Conicals	Infrastructure
Barcelona, Spain	Leased	Metalworking Cutting Tools	Industrial
Newport, United Kingdom	Owned	Intermetallic Composite Powders	Infrastructure
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

PART II
ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our capital stock is traded on the New York Stock Exchange (symbol KMT). The number of Shareowners of record as of July 31, 2013 was 1,997. Stock price ranges and dividends declared and paid were as follows:

Quarter ended	September 30	December 31	March 31	June 30
Fiscal 2013
High	$40.95	$41.51	$44.59	$43.86
Low	31.62	33.95	37.87	35.49
Dividends	0.16	0.16	0.16	0.16
Fiscal 2012
High	$45.66	$41.15	$47.82	$46.24
Low	30.53	29.30	37.04	30.65
Dividends	0.12	0.14	0.14	0.14
The information incorporated by reference in Part III, Item 12 of this annual report on Form 10-K from our 2013 Proxy Statement under the heading “Equity Compensation Plans – Equity Compensation Plan Information” is hereby incorporated by reference into this Item 5.

PERFORMANCE GRAPH
The following graph compares cumulative total shareowner return on our capital stock with the cumulative total shareowner return on the common stock of the companies in the Standard & Poor’s Mid-Cap 400 Market Index (S&P Mid-Cap 400), the Standard & Poor’s Composite 1500 Market Index (S&P Composite), and the peer group of companies determined by us for the period from July 1, 2008 to June 30, 2013.
The Peer Group consists of the following companies: Allegheny Technologies Incorporated; Ametek, Inc.; Barnes Group Inc.; Carpenter Technology Corporation; Crane Co.; Donaldson Company, Inc.; Dresser-Rand Group Inc.; Flowserve Corporation; Greif; Harsco Corporation; Joy Global Inc.; Lincoln Electric Holdings, Inc.; Pall Corporation; Parker-Hannifin Corporation; Pentair, Inc.; Sauer-Danfoss Inc.; Teleflex Incorporated; and The Timken Company.
Assumes $100 Invested on July 1, 2008 and All Dividends Reinvested

	2008	2009	2010	2011	2012	2013
Kennametal	$100.00	$60.28	$81.50	$137.17	$109.20	$130.04
Peer Group Index	100.00	59.97	77.41	123.74	107.84	134.29
S&P Mid-Cap 400	100.00	71.98	89.92	125.33	122.41	153.24
S&P 1500 Composite	100.00	73.66	85.13	112.07	117.25	142.03

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2013	206	$38.45	—	6,452,802
May 1 through May 31, 2013	768,618	41.62	767,047	5,685,755
June 1 through June 30, 2013	275,197	41.83	260,655	5,425,100
Total	1,044,021	$41.68	1,027,702

(1)
During the current period, 1,406 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 13,579 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements and 1,334 shares of Kennametal stock as payment for the exercise price of stock options.

(2)
On July 25, 2013, the Company publicly announced an amended repurchase program for up to 17 million shares of its outstanding capital stock (previously 12 million shares). As of the amendment date, there were approximately 10.4 million shares available to be purchased under the amended authorization.

ITEM 6 - SELECTED FINANCIAL DATA

		2013	2012	2011	2010	2009
OPERATING RESULTS (in thousands)
Sales		$2,589,373	$2,736,246	$2,403,493	$1,884,067	$1,999,859
Cost of goods sold		1,744,369	1,741,996	1,519,102	1,256,339	1,423,320
Operating expense		527,850	561,490	538,530	477,487	489,567
Restructuring and asset impairment charges	(1)	—	—	12,586	43,923	173,656
Interest expense		27,472	27,215	22,760	25,203	27,244
Provision (benefit) for income taxes		59,693	79,136	63,856	26,977	(11,205)
Income (loss) from continuing operations attributable to Kennametal		203,265	307,230	229,727	47,842	(102,402)
Net income (loss) attributable to Kennametal	(2)	203,265	307,230	229,727	46,419	(119,742)
FINANCIAL POSITION (in thousands)
Working capital		$1,031,880	$704,340	$446,064	$522,926	$469,935
Total assets		3,301,039	3,034,188	2,754,469	2,267,823	2,346,974
Long-term debt, including capital leases, excluding current maturities		703,626	490,608	1,919	314,675	436,592
Total debt, including capital leases and notes payable		747,945	565,745	312,882	337,668	485,957
Total Kennametal shareowners' equity		1,781,826	1,643,850	1,638,072	1,315,500	1,247,443
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL
Basic earnings (loss) from continuing operations		$2.56	$3.83	$2.80	$0.59	$(1.40)
Basic earnings (loss)	(3)	2.56	3.83	2.80	0.57	(1.64)
Diluted earnings (loss) from continuing operations		2.52	3.77	2.76	0.59	(1.40)
Diluted earnings (loss)	(4)	2.52	3.77	2.76	0.57	(1.64)
Dividends		0.64	0.54	0.48	0.48	0.48
Book value (at June 30)		22.89	20.53	20.19	16.06	17.03
Market Price (at June 30)		38.83	33.15	42.21	25.43	19.18
OTHER DATA (in thousands, except number of employees)
Capital expenditures		$82,835	$103,036	$83,442	$56,679	$104,842
Number of employees (at June 30)		12,648	12,932	11,612	11,047	11,584
Basic weighted average shares outstanding		79,463	80,216	82,063	80,966	73,122
Diluted weighted average shares outstanding		80,612	81,439	83,173	81,690	73,122
KEY RATIOS
Sales growth		(5.4)%	13.8%	27.6%	(5.8)%	(22.8)%
Gross profit margin		32.6	36.3	36.8	33.3	28.8
Operating profit (loss) margin		11.4	15.2	13.4	4.9	(5.0)

(1)
In 2011 and 2010, the charges related to restructuring activity. In 2009, the charges related to an impairment of $111.0 million for Industrial goodwill and an Industrial indefinite-lived trademark as well as restructuring charges of $62.6 million.

(2)	Net income (loss) attributable to Kennametal includes (loss) income from discontinued operations of $(1.4) million and $(17.3) million for 2010 and 2009, respectively.

(3)	Basic earnings (loss) per share includes basic loss from discontinued operations per share of $(0.02) and $(0.24) for 2010 and 2009, respectively.

(4)	Diluted earnings (loss) per share includes diluted loss from discontinued operations per share of $(0.02) and $(0.24) for 2010 and 2009, respectively.

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
OVERVIEW Kennametal Inc. is a leading global manufacturer and supplier of tooling, engineered components and advanced materials consumed in production processes. We deliver productivity to customers seeking peak performance in demanding environments by providing innovative custom and standard wear-resistant solutions. To provide these solutions, we harness our knowledge of advanced materials and application development with a commitment to environmental sustainability. Our solutions are built around industry-essential technology platforms. These include metalworking tools, engineered components, surface technologies and earth cutting tools that are mission-critical to the performance of our customers battling extreme conditions such as fatigue wear, corrosion and high temperatures. We believe that our reputation for manufacturing excellence, as well as our technological expertise and innovation we deliver in our products and services, help us to achieve a leading position in our primary markets; general engineering, transportation, aerospace and defense, energy and earthworks. End users of our products include metalworking and machinery manufacturers and suppliers across a diverse array of industries, including the aerospace, defense, transportation, machine tool, light machinery and heavy machinery, as well as producers and suppliers in a number of equipment-intensive industries such as coal mining, road construction and quarrying, as well as oil and gas exploration, refining, production and supply. Our end users' applications range from airframes to mining operations, engines to oil wells and turbochargers to processing. We believe that we are one of the largest global providers of consumable metalcutting tools and tooling supplies.
We entered fiscal 2013 after delivering record sales and profitability in our fiscal year end June 30, 2012. As a result of these tough comparisons to prior year and a slowing of the macro-economic environment, our sales for 2013 decreased from the prior year. In fiscal 2013, we saw sales declines in both of our segments and all geographic regions.
For 2013, sales were $2,589.4 million, a decrease of 5 percent compared to prior year sales of $2,736.2 million. Operating income was $296.4 million, a decrease of $120.0 million compared to operating income of $416.4 million in 2012. The decrease in operating income was driven by lower sales volume, lower absorption of manufacturing costs related to reduced sales volume and an inventory reduction initiative, as well as unfavorable currency exchange rates. The decrease was partially offset by reduced operating expense. Raw material costs stabilized in the current year and did not have a significant impact on profitability of the business.
Despite the depressed macro-economic conditions, we were able to maintain a double-digit operating margin of 11.4 percent in fiscal 2013. The Company had earnings per diluted share (EPS) of $2.52 in 2013.
In fiscal 2013, we continued the integration of Deloro Stellite Holdings 1 Limited (Stellite), which was acquired in March 2012.  We achieved a critical milestone in our integration plan in May 2013 as we implemented our enterprise resource planning (ERP) system into four key Stellite operating sites.  This implementation will allow us to accelerate future synergy opportunities, both commercial and operational. Similar to the served end markets of our Infrastructure Segment, Stellite experienced demand weakness throughout the year.  We managed operating and integration costs to partially mitigate this adverse volume effect on operating results.  Moving into fiscal 2014, we remain focused on driving further synergies between Kennametal and Stellite.
We generated cash flow from operating activities of $284.2 million in the current year. We have actively managed our business portfolio by returning over $172.4 million to shareowners through share repurchases and dividends, repurchasing approximately 3 million shares, and increasing our dividend by 14 percent in July 2012. In addition, we made capital expenditures of $82.8 million during the year.
We invested further in technology and innovation to continue delivering a high level of new products to our customers. Research and development expenses included in operating expense totaled $39.7 million for 2013. In addition, we generated approximately 45 percent of our sales from new products in fiscal year 2013.

ENHANCED OPERATING STRUCTURE IMPLEMENTED AS OF JULY 1, 2013 At the start of fiscal 2014, the Company enhanced its organizational structure to align a broader base management team with customer-facing products and technology platforms, as well as to further increase cross-selling opportunities. This operating structure supports the Company's stated growth objectives across diverse market sectors, preserves the focus on customers and increases product innovation.

The Company will continue to report results in each of the Industrial and Infrastructure segments, as well as by served end markets, while also providing expanded disclosures discussing technology-based sales for each segment. Consistent with previous allocation methodologies, corporate expenses related to each segment will be classified accordingly.
Previously disclosed Industrial and Infrastructure segment results will be restated for certain sales reclassifications based on products and technologies and disclosed in future filings as appropriate.

RESULTS OF CONTINUING OPERATIONS
SALES Sales of $2,589.4 million in 2013 decreased 5 percent from $2,736.2 million in 2012 as a result of an organic decline of 8 percent, 2 percent unfavorable effect from currency exchange and 1 percent fewer business days in 2013, partially offset by a 6 percent increase from Stellite. Organic sales decreased in both segments and across most regions. Drivers of the organic sales decline were general engineering of 12 percent, energy markets of 11 percent, earthworks of 6 percent and transportation of 5 percent, offset by an organic sales increase in aerospace and defense of 6 percent.
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
GROSS PROFIT Gross profit decreased $149.3 million to $845.0 million in 2013 from $994.3 million in 2012. This decrease was primarily due to an organic sales decline of $217.5 million and lower related absorption of manufacturing costs from both lower sales as well as the impact of our inventory reduction efforts, partially offset by the gross profit benefit of owning Stellite for a full year and cost containment efforts. The gross profit margin for 2013 was 32.6 percent compared to 36.3 percent in 2012.
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
OPERATING EXPENSE Operating expense in 2013 was $527.9 million, a decrease of $33.6 million, or 6.0 percent, compared to $561.5 million in 2012. The decrease is primarily due to lower employment costs of $19.8 million, mostly performance-based compensation, favorable currency exchange rates of $11.9 million, a decrease in Stellite acquisition-related costs of $8.9 million and containment of discretionary spending, partially offset by additional operating expenditures of $21.1 million related to a full year of Stellite in our operations.
Operating expense in 2012 was $561.5 million, an increase of $23.0 million, or 4.3 percent, compared to $538.5 million in 2011. The increase is primarily due to additional operating expenditures related to the Stellite acquisition of $11.6 million, acquisition-related costs of $8.9 million, and higher depreciation of $4.1 million due to a full year of depreciation related to the ERP system upgrade in 2011, partially offset by a decrease in restructuring related charges of $3.4 million and lower employment costs.
RESTRUCTURING CHARGES During 2013 and 2012, there were no restructuring charges.
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
AMORTIZATION OF INTANGIBLES Amortization expense was $20.8 million, $16.4 million and $11.6 million in 2013, 2012 and 2011, respectively. The increase of amortization expense in 2013 of $4.4 million or 27.0 percent was due to a full year of amortization of intangibles related to the Stellite acquisition. The increase of amortization expense in 2012 of $4.8 million or 40.9 percent was primarily due to the Stellite acquisition.

INTEREST EXPENSE Interest expense increased $0.3 million to $27.5 million in 2013, compared with $27.2 million in 2012 due to increased borrowings to fund the Stellite acquisition and the issuance of $400 million of 2.65 percent Senior Unsecured Notes due in 2019, partially offset by lower interest rates on our borrowings resulting from the favorable effect of refinancing our 7.2 percent Senior Unsecured Notes that matured last June with lower interest 3.875% ten year Senior Unsecured Notes maturing in 2022. The portion of our debt subject to variable rates of interest was approximately 6 percent and 46 percent at June 30, 2013 and 2012, respectively. The decrease in the portion of our debt subject to variable rates was due to the decrease in the balance outstanding on our revolving credit facility.
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
OTHER EXPENSE (INCOME), NET In 2013, other expense, net was $2.3 million compared to other income, net of $0.8 million in 2012. The change was primarily due to unfavorable currency exchange rate losses of $1.8 million and lower interest income of $0.8 million.
In 2012, other income, net was $0.8 million compared to other expense, net of $2.8 million in 2011. The change was primarily due to favorable currency exchange rate gains of $3.9 million.
INCOME TAXES The effective tax rate for 2013 was 22.4 percent compared to 20.3 percent for 2012. The change in the effective rate from 2012 to 2013 was primarily driven by a prior year valuation allowance release and higher relative earnings in the United States where the tax rates are higher than the rest of the world.

The effective tax rate for 2012 was 20.3 percent compared to 21.6 percent for 2011. The change in the effective rate from 2011 to 2012 was primarily driven by the release of a valuation allowance in the Netherlands and effective settlement of uncertain tax positions in the U.S., Europe and Asia. The effect of these items was partially offset by increased income in the U.S. where the tax rate is higher than the rest of the world and non-deductible acquisition-related costs.
During 2012, we received an assessment from the Italian tax authority that denied certain tax deductions primarily related to our 2008 tax return. Attempts at negotiating a reasonable settlement with the tax authority were unsuccessful; and as a result, we have decided to litigate the issue. We believe the assessment is baseless, and accordingly, do not anticipate making a payment in connection with this assessment. Accordingly, no income tax liability has been recorded in connection with this assessment; however, settlement at its face value would result in an approximate $30 million increase to income tax expense.
INCOME ATTRIBUTABLE TO KENNAMETAL SHAREOWNERS Income attributable to Kennametal Shareowners was $203.3 million, or $2.52 per diluted share, in 2013, compared to $307.2 million, or $3.77 per diluted share, in 2012. The decrease in income from continuing operations was a result of the factors previously discussed.
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
INDUSTRIAL

(in thousands)	2013	2012	2011
External sales	$1,471,882	$1,667,434	$1,528,672
Operating income	173,744	283,233	209,663

External sales of $1,471.9 million in 2013 decreased by $195.6 million, or 12 percent, from 2012. The decrease in sales was attributed to an organic sales decrease of 8 percent, the impact of less business days of 2 percent and unfavorable currency exchange rate effects of 2 percent. On an organic basis, sales decreased in all served market sectors except aerospace and defense where we had organic growth of 6 percent. Organic sales declined in general engineering by 12 percent and transportation by 5 percent. The aerospace and defense end markets’ sales growth is due to a significant increase in commercial aircraft production. General engineering was unfavorably impacted by lower sales to the indirect channels due to further inventory destocking earlier in the year, and overall lower customer inventory levels throughout the year. Transportation experienced lower vehicle production rates in most geographic regions and extended plant shut-downs, particularly in Europe and Asia. On a regional basis, sales decreased by approximately 11 percent in the Americas, 8 percent in Europe and 8 percent in Asia due to strong comparisons to the prior year. The sales decrease in the Americas and Asia was driven by general engineering, while Europe was driven by both the general engineering and transportation end markets.
In 2013, Industrial operating income was $173.7 million and decreased by $109.5 million from 2012. The primary drivers of the decrease in operating income were lower organic sales of $139.1 million and lower related absorption of manufacturing costs from both lower sales as well as the impact of our inventory reduction efforts, partially offset by operating expense discipline. Industrial operating margin was 11.8 percent compared with 17.0 percent in the prior year.

External sales of $1,667.4 million in 2012 increased by $138.8 million, or 9 percent, from 2011. The increase in sales was attributed to an organic sales increase of 9 percent and the impact of more business days of 1 percent, offset by unfavorable currency exchange rate effects of 1 percent. On an organic basis, sales increased in all served market sectors led by strong growth in aerospace and defense, general engineering and transportation sales of 13 percent, 8 percent and 6 percent, respectively. The aerospace and defense end markets’ sales growth is due to a significant increase in commercial aircraft production. Sales growth in the general engineering end markets is attributable to new orders for industrial machinery as manufacturers have increased their capital spending, as well as increased metalworking machinery production driven by a reaccelerating economy. The transportation end markets sales growth was due to an overall increase in vehicle sales and production in the U.S. While we still saw growth in European transportation sales, many European markets have begun to decline due to the recent economic environment in Europe. On a regional basis, sales increased by approximately 12 percent in Europe and 12 percent in the Americas and were relatively flat in Asia due to strong comparisons to the prior year. The sales increase in Europe and the Americas was driven by growth in the general engineering and transportation end markets.
In 2012, Industrial operating income was $283.2 million and reflects an increase in operating performance of $73.6 million from 2011. The primary drivers of the increase in operating income were higher organic sales of $134.8 million, operating expense control and lower restructuring costs, partially offset by higher raw material costs. Industrial operating margin increased to 17.0 percent from 13.7 percent in 2011.
INFRASTRUCTURE

(in thousands)	2013	2012	2011
External sales	$1,117,491	$1,068,812	$874,821
Operating income	130,537	141,640	121,733
External sales of $1,117.5 million in 2013 increased by $48.7 million, or 5 percent, from 2012. The increase in sales was attributed to acquisition growth of 15 percent, offset by an organic sales decrease of 8 percent, the impact of less business days of 1 percent and by unfavorable currency exchange rate effects of 1 percent. The organic decrease was driven by lower sales in the energy and earthworks markets of 11 percent and 6 percent, respectively. Energy sales decreased due to delayed orders and lower drilling activity in oil and gas, primarily in North America. Earthwork sales declined from persistently weak underground coal mining activity globally, as well as a delayed start to the North America road construction season due to the colder weather in the spring. On a regional basis, sales decreased by approximately 13 percent in the Americas, 5 percent in Europe and remained relatively flat in Asia due to strong comparisons to the prior year. The sales decrease in the Americas was driven by the energy markets and to a slightly lesser extent the earthworks markets, while the sales decrease in Europe was driven by the energy markets.
In 2013, Infrastructure operating income decreased $11.1 million from 2012. The primary drivers of the decrease in operating income were lower organic sales of $90.1 million, and lower related absorption of manufacturing costs from both lower sales as well as the impact of our inventory reduction efforts, partially offset by a decrease in Stellite acquisition-related costs of $8.9 million and containment of discretionary spending. Infrastructure operating margin decreased to 11.7 percent from 13.2 percent in the prior year.

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
In 2012, Infrastructure operating income increased $19.9 million from 2011. The primary drivers of the increase in operating income were higher organic sales of $99.4 million, operating expense control and lower restructuring costs, partially offset by higher raw material costs. Operating income included $8.9 million of acquisition related charges. Infrastructure operating margin decreased to 13.2 percent from 13.9 percent in 2011 due to the recent Stellite business acquisition.
CORPORATE

(in thousands)	2013	2012	2011
Corporate unallocated expense	$(7,887)	$(8,464)	$(9,723)
In 2013, Corporate unallocated expense decreased $0.6 million, or 6.8 percent from 2012. The decrease was driven by $1.9 million of lower pension expense, partially offset by $1.0 million of higher strategic project spending.
In 2012, Corporate unallocated expense decreased $1.3 million, or 12.9 percent from 2011. The decrease was driven by $6.0 million of lower strategic project spending, partially offset by $1.2 million of lower foreign government subsidy income for certain research projects and the impact of a non-recurring reversal of an environmental liability in 2011.

LIQUIDITY AND CAPITAL RESOURCES Cash flow from operations and borrowings against our five-year, multi-currency, revolving credit facility (2011 Credit Agreement) are the primary sources of funding for capital expenditures and internal growth. During the year ended June 30, 2013, cash flow provided by operating activities was $284.2 million, driven by our operating performance, and we had outstanding borrowings on our 2011 Credit Agreement of $3.6 million.
On April 5, 2013, we took additional steps to further enhance our liquidity and capitalize upon market conditions and entered into an amendment to our 2011 Credit Agreement. The amendment extends the maturity date of the 2011 Credit Agreement to April 2018. The financial covenants and other key provisions remain unchanged.
On March 14, 2013, we sold shares in a subsidiary in India in order to conform to the Securities and Exchange Board of India stock exchange rules, which require a minimum 25 percent public float. We sold 13 percent of our shares and received net proceeds of approximately $27 million. We now own 75 percent of the Indian subsidiary.
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
On October 21, 2011, we entered into an amendment to our five year, multi-currency, revolving credit facility, the 2011 Credit Agreement is used to augment cash from operations and as an additional source of funds. The 2011 Credit Agreement permits revolving credit loans of up to $600.0 million for working capital, capital expenditures and general corporate purposes. The 2011 Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2011 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. As noted above, the 2011 Credit Agreement was amended in April 2013 to extend the maturity to April 2018.

The 2011 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of June 30, 2013. We had $3.6 million of borrowings outstanding under the 2011 Credit Agreement as of June 30, 2013. For the year ended June 30, 2013, average daily borrowings outstanding under the 2011 Credit Agreement were approximately $159.4 million. Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries.
Additionally, we obtain local financing through credit lines with commercial banks in the various countries in which we operate. At June 30, 2013, these borrowings amounted to $40.6 million of notes payable and $4.6 million of term debt, capital leases and other debt. We believe that cash flow from operations and the availability under our credit lines will be sufficient to meet our cash requirements over the next 12 months.
Based upon our debt structure at June 30, 2013 and 2012, approximately 6 percent and 46 percent of our debt, respectively, was exposed to variable rates of interest. The decrease in the portion of our debt subject to variable rates was due to the decrease in the balance outstanding on our 2011 Credit Agreement.
We consider the unremitted earnings of our non-U.S. subsidiaries that have not previously been taxed in the U.S., to be permanently reinvested. As of June 30, 2013, cash and cash equivalents of $349.8 million and short term intercompany advances made by our foreign subsidiaries to our U.S. parent of $11.5 million would not be available for use in the U.S. on a long-term basis, without incurring U.S. federal and state income tax consequences. These short term intercompany advances are in the form of intercompany loans made over each quarter end to repay borrowings under our revolving credit agreement and have a duration of not more than fourteen days. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
At June 30, 2013, we had cash and cash equivalents of $377.3 million. Total Kennametal Shareowners’ equity was $1,781.8 million and total debt was $747.9 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.

The following is a summary of our contractual obligations and other commercial commitments as of June 30, 2013 (in thousands):

Contractual Obligations		Total	2014	2015-2016	2017-2018	Thereafter
Long-term debt	(1)	$836,200	$25,873	$44,450	$44,450	$721,427
Notes payable	(2)	41,446	41,446	—	—	—
Pension benefit payments		(3)	45,640	93,376	102,522	(3)
Postretirement benefit payments		(3)	2,171	4,154	3,871	(3)
Capital leases	(4)	5,098	317	3,981	800	—
Operating leases		75,513	20,280	23,382	7,222	24,629
Purchase obligations	(5)	631,497	313,285	318,212	—	—
Unrecognized tax benefits	(6)	27,915	385	—	—	27,530
Total			$449,397	$487,555	$158,865

(1)	Long-term debt includes interest obligations of $133.4 million. Interest obligations were determined assuming interest rates as of June 30, 2013 remain constant.

(2)	Notes payable includes interest obligations of $0.9 million. Interest obligations were determined assuming interest rates as of June 30, 2013 remain constant.

(3)	Annual payments are expected to continue into the foreseeable future at the amounts noted in the table.

(4)	Capital leases include interest obligations of $0.5 million.

(5)
Purchase obligations consist of purchase commitments for materials, supplies and machinery and equipment as part of the ordinary conduct of business. Purchase obligations with variable price provisions were determined assuming market prices as of June 30, 2013 remain constant. Purchase obligations also include $15.5 million related to a definitive agreement to purchase the assets of a business.

(6)
Unrecognized tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. These amounts include interest of $0.7 million and penalty of $0.4 million accrued related to such positions as of June 30, 2013. The amount included for 2014 is expected to be settled within the next twelve months. The remaining amount of unrecognized tax benefits is included in the ‘Thereafter’ column as we are not able to reasonably estimate the timing of potential future payments of the total amount included in the 'Thereafter' column, $22.5 million of income tax credits would be available in the U.S. to offset the payment if made to the relevant tax authority. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Other Commercial Commitments	Total	2014	2015-2016	2017-2018	Thereafter
Standby letters of credit	$4,495	$4,495	$—	$—	$—
Guarantees	26,649	19,333	562	276	6,478
Total	$31,144	$23,828	$562	$276	$6,478
The standby letters of credit relate to insurance and other activities. The guarantees are non-debt guarantees in foreign locations with financial institutions, which are required primarily for security deposits, product performance guarantees and advances.
Cash Flow Provided by Operating Activities
During 2013, cash flow provided by operating activities was $284.2 million, compared to $289.6 million in 2012. Cash flow provided by operating activities for the current year consisted of net income and non-cash items amounting to $344.7 million, offset by changes in certain assets and liabilities netting to $60.6 million. These changes were primarily driven by, a decrease in accounts payable and accrued liabilities of $90.4 million, primarily driven by lower accounts payable and a decrease in accrued bonus, a decrease in accounts receivable of $33.8 million due to lower sales volumes and a decrease in other of $10.7 million.
During 2012, cash flow provided by operating activities was $289.6 million, compared to $230.8 million in 2011. Cash flow provided by operating activities for the current year consisted of net income and non-cash items amounting to $452.3 million, offset by changes in certain assets and liabilities netting to $162.7 million. These changes were primarily driven by an increase in inventory of $63.8 million, due to increased demand and higher raw material costs, a decrease in accounts payable and accrued liabilities of $57.0 million, primarily driven by lower accounts payable and a decrease in accrued bonus, an increase in other of $16.8 million, a decrease in accrued income taxes of $14.2 million and an increase in accounts receivable of $10.9 million, driven by higher sales volumes.
During 2011, cash flow provided by operating activities was $230.8 million and consisted of net income and non-cash items amounting to $329.8 million, offset by changes in certain assets and liabilities netting to $99.0 million. These changes were primarily driven by an increase in inventory of $124.1 million, due to increased demand and higher raw material costs, and an increase in accounts receivable of $89.2 million, driven by higher sales volumes, partially offset by an increase in accounts payable and accrued liabilities of $100.3 million, driven by higher accounts payable balances related to increased production and an increase in accrued income taxes of $22.2 million.

Cash Flow Used for Investing Activities
Cash flow used for investing activities was $80.7 million for 2013, a decrease of $406.6 million, compared to $487.3 million in 2012. During 2013, cash flow used for investing activities included capital expenditures, net of $79.8 million, which consisted primarily of equipment upgrades.
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
Cash flow used for investing activities was $71.8 million for 2011 and included $83.4 million used for purchases of property, plant and equipment, which consisted primarily of upgrades of equipment and our ERP system.
Cash Flow Provided by (Used for) Financing Activities
Cash flow provided by financing activities was $52.1 million for 2013, compared to $131.3 million in 2012. During the current year, cash flow provided by financing activities included a $183.2 million net increase in borrowings which included the issuance of $400 million of 2.65 percent Senior Unsecured Notes due in 2019 and $3.6 million of borrowings outstanding under our 2011 Credit Agreement, $26.7 million from the sale of capital stock in a subsidiary in India and $17.4 million of dividend reinvestment and the effect of employee benefit and stock plans. These cash flows were partially offset by $121.4 million used for the purchase of capital stock and $51.0 million of cash dividends paid to Shareowners.
Cash flow provided by financing activities was $131.3 million for 2012, compared to cash flow used for financing activities of $96.0 million in 2011. During 2012, cash flow provided by financing activities included a $250.7 million net increase in borrowings, which included the issuance of $300 million of 3.875 percent Senior Unsecured Notes due in 2022 and $212.2 million of borrowings outstanding under our 2011 Credit Agreement, partially offset by the repayment of $300 million of 7.2 percent Senior Unsecured Notes in June 2012. Cash flow provided by financing activities also included $24.6 million of dividend reinvestment and the effect of employee benefit and stock plans. These cash flows were partially offset by $66.9 million used for the purchase of capital stock, $43.6 million of cash dividends paid to Shareowners and payments of $22.4 million related to the settlement of forward starting interest rate swap contracts.
Cash flow used for financing activities was $96.0 million for 2011 and included $57.9 million used for the purchase of capital stock, $39.8 million of cash dividends paid to Shareowners and a $17.6 million net decrease in borrowings, partially offset by $18.3 million of dividend reinvestment and the effect of employee benefit and stock plans.

FINANCIAL CONDITION At June 30, 2013, total assets were $3,301.0 million, an increase of $266.9 million from $3,034.2 million at June 30, 2012. Total liabilities increased $122.8 million from $1,366.0 million at June 30, 2012 to $1,488.7 million at June 30, 2013.
Working capital was $1,031.9 million at June 30, 2013, an increase of $327.6 million, or 46.5 percent from $704.3 million at June 30, 2012. The increase in working capital was primarily driven by an increase in cash and cash equivalents of $260.9 million due to cash generated from operations and a net increase in borrowings, a decrease in current maturities of long-term debt and capital leases of $29.8 million due to a decrease in short-term revolving and other lines of credit, a decrease in accounts payable of $28.9 million, a decrease in other current liabilities of $22.8 million primarily due to payment of incentive compensation of $19.0 million, a decrease in accrued income taxes of $19.8 million and a decrease in accrued payroll of $12.2 million due to timing. Partially offsetting these items was a decrease in accounts receivable of $33.7 million due to lower sales volumes and a decrease in inventory of $7.1 million. Currency exchange rate effects accounted for $0.6 million of the working capital change.
Property, plant and equipment, net decreased $0.7 million from $742.2 million at June 30, 2012 to $741.5 million at June 30, 2013, primarily due to depreciation expense of $92.3 million and capital disposals of $3.0 million, offset by capital additions of $91.4 million, of which $8.6 million remained in accounts payable at June 30, 2013 and therefore had no impact on investing cash flows on the Consolidated Statement of Cash Flow, and by favorable currency exchange rate impact of $4.2 million.
At June 30, 2013, other assets were $1,060.1 million, an increase of $51.1 million from $1,009.0 million at June 30, 2012. The driver for the increase was an increase in other assets of $55.0 million, primarily driven by higher pension assets due to lower discount rates, and higher deferred income taxes of $14.4 million, partially offset by $20.7 million decrease in other intangible assets due to amortization expense. Foreign currency effects accounted for $12.4 million of the change in other assets.
Long-term debt and capital leases increased $213.0 million to $703.6 million at June 30, 2013 from $490.6 million at June 30, 2012. The increase was driven by the issuance of $400 million of 2.65 percent Senior Unsecured Notes which are due in 2019, partially offset by a decrease in borrowings outstanding under the 2011 Credit Agreement of $208.6 million.

Kennametal Shareowners’ equity was $1,781.8 million at June 30, 2013, an increase of $138.0 million from $1,643.9 million in the prior year. The increase was primarily due to net income attributable to Kennametal of $203.3 million, the effect of amortization of employee benefit plan gains into other comprehensive income (loss) of $49.1 million, capital stock issued under employee benefit and stock plans of $32.7 million, sale of subsidiary stock of $12.5 million and by currency translation adjustments of $9.8 million, partially offset by the purchase of capital stock of $121.4 million and cash dividends paid to Shareowners of $51.0 million.

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
Other Environmental Issues We establish and maintain reserves for other potential environmental issues. At June 30, 2013 and 2012, the total of accruals for these reserves was $5.1 million and $5.1 million, respectively. These reserves represent anticipated costs associated with the remediation of these issues.
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

DISCUSSION OF CRITICAL ACCOUNTING POLICIES In preparing our financial statements in conformity with accounting principles generally accepted in the U.S., we make judgments and estimates about the amounts reflected in our financial statements. As part of our financial reporting process, our management collaborates to determine the necessary information on which to base our judgments and develops estimates used to prepare the financial statements. We use historical experience and available information to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of different facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in our financial statements. Our significant accounting policies are described in Note 2 of our consolidated financial statements set forth in Item 8. We believe that the following discussion addresses our critical accounting policies.
Revenue Recognition We recognize revenue upon shipment of our products and assembled machines. Our general conditions of sale explicitly state that the delivery of our products and assembled machines is freight on board shipping point and that title and all risks of loss and damages pass to the buyer upon delivery of the sold products or assembled machines to the common carrier.

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
We recognize revenue related to the sale of specialized assembled machines upon customer acceptance and installation, as installation is deemed essential to the functionality of a specialized assembled machine. Sales of specialized assembled machines were immaterial for 2013, 2012 and 2011.
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
Pension and Other Postretirement Benefits We sponsor these types of benefit plans for certain employees and retirees. Accounting for the cost of these plans requires the estimation of the cost of the benefits to be provided well into the future and attributing that cost over the expected work life of employees participating in these plans. This estimation requires our judgment about the discount rate used to determine these obligations, expected return on plan assets, rate of future compensation increases, rate of future health care costs, withdrawal and mortality rates and participant retirement age. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans.
In the valuation of our pension and other postretirement benefit liabilities, management utilizes various assumptions. We determine our discount rate based on investment grade bond yield curves with a duration that approximates the benefit payment timing of each plan. This rate can fluctuate based on changes in investment grade bond yields. At June 30, 2013, a hypothetical 25 basis point increase in our discount rates would increase our pre-tax income by approximately $0.1 million, and a hypothetical 25 basis point decrease in our discount rates would decrease our pre-tax income by approximately $1.5 million.
The long-term rate of return on plan assets is estimated based on an evaluation of historical returns for each asset category held by the plans, coupled with the current and short-term mix of the investment portfolio. The historical returns are adjusted for expected future market and economic changes. This return will fluctuate based on actual market returns and other economic factors.

The rate of future health care cost increases is based on historical claims and enrollment information projected over the next fiscal year and adjusted for administrative charges. This rate is expected to decrease until 2029. At June 30, 2013, a hypothetical 1 percent increase or decrease in our health care cost trend rates would be immaterial to our pre-tax income.
Future compensation rates, withdrawal rates and participant retirement age are determined based on historical information. These assumptions are not expected to significantly change. Mortality rates are determined based on a review of published mortality tables.
We expect to contribute $12.2 million and $2.1 million to our pension and other postretirement benefit plans, respectively, in 2014.
Allowance for Doubtful Accounts We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the creditworthiness of our customers based on multiple sources of information and analyze additional factors such as our historical bad debt experience, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. This assessment requires significant judgment. If the financial condition of our customers was to deteriorate, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at June 30, 2013.
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
Income Taxes Realization of our deferred tax assets is primarily dependent on future taxable income, the timing and amount of which are uncertain, in part, due to the expected profitability of certain foreign subsidiaries. A valuation allowance is recognized if it is “more likely than not” that some or all of a deferred tax asset will not be realized. As of June 30, 2013, the deferred tax assets net of valuation allowances relate primarily to net operating loss carryforwards, pension benefits, accrued employee benefits and inventory reserves. In the event that we were to determine that we would not be able to realize our deferred tax assets in the future, an increase in the valuation allowance would be required. In the event we were to determine that we are able to use our deferred tax assets and a valuation allowance had been recorded against the deferred tax assets, a decrease in the valuation allowance would be required.

NEW ACCOUNTING STANDARDS
Adopted
As of July 1, 2012, Kennametal adopted changes to the presentation of comprehensive income. This guidance eliminated the option to report other comprehensive income and its components in the statement of changes in equity. An entity could elect to present items of net income and other comprehensive income in one continuous statement or in two separate consecutive statements. Each component of net income and other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, need to be displayed under either alternative. We elected to present the two-statement option. Other than the change in presentation, the adoption of this guidance had no impact on the consolidated financial statements.
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
Issued
In February 2013, the FASB issued guidance on reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component in its disclosures. This guidance is effective for Kennametal beginning July 1, 2013 and is not expected to have a material impact to the financial statements other than additional disclosures.

In June 2012, the FASB issued additional guidance on testing indefinite lived intangible assets for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. This guidance is effective for Kennametal beginning July 1, 2013, with early adoption permitted. This guidance is not expected to have an impact on Kennametal.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. As part of our financial risk management program, we use certain derivative financial instruments to manage these risks. We do not enter into derivative transactions for speculative purposes and, therefore, hold no derivative instruments for trading purposes. We use derivative financial instruments to provide predictability to the effects of changes in foreign exchange rates on our consolidated results and to achieve our targeted mix of fixed and floating interest rates on outstanding debt. Our objective in managing foreign exchange exposures with derivative instruments is to reduce volatility in cash flow, allowing us to focus more of our attention on business operations. With respect to interest rate management, these derivative instruments allow us to achieve our targeted fixed-to-floating interest rate mix as a separate decision from funding arrangements in the bank and public debt markets. We measure hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The ineffective portions are recorded in other expense (income), net. See Notes 2 and 15 of our consolidated financial statements set forth in Item 8.
We are exposed to counterparty credit risk for nonperformance of derivative contracts and, in the event of nonperformance, to market risk for changes in interest and currency exchange rates, as well as settlement risk. We manage exposure to counterparty credit risk through credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. We do not anticipate nonperformance by any of the counterparties.
The following provides additional information on our use of derivative instruments. Included below is a sensitivity analysis that is based upon a hypothetical 10 percent weakening or strengthening in the U.S. dollar compared to the June 30, 2013 currency exchange rates and the effective interest rates under our current borrowing arrangements. We compared the contractual derivative and borrowing arrangements in effect at June 30, 2013 to the hypothetical foreign exchange or interest rates in the sensitivity analysis to determine the effect on interest expense, pre-tax income or accumulated other comprehensive (loss) income. Our analysis takes into consideration the different types of derivative instruments and the applicability of hedge accounting.
CASH FLOW HEDGES Currency A portion of our operations consists of investments in foreign subsidiaries. Our exposure to market risk from changes in foreign exchange rates arises from these investments, intercompany loans utilized to finance these subsidiaries, trade receivables and payables and firm commitments arising from international transactions. We manage our foreign exchange transaction risk to reduce the volatility of cash flows caused by currency exchange rate fluctuations through natural offsets where appropriate and through foreign exchange contracts. These contracts are designated as hedges of transactions that will settle in future periods and that would otherwise expose us to currency risk.
Our foreign exchange hedging program minimizes our exposure to currency exchange rate movements. This exposure arises largely from anticipated cash flows from cross-border intercompany sales of products and services. This program utilizes range forwards and forward contracts primarily to sell foreign currency. The notional amounts of the contracts translated into U.S. dollars at June 30, 2013 and 2012 rates were $102.2 million and $69.9 million, respectively. We would have received immaterial amounts at June 30, 2013 and 2012 to settle these contracts, which represent the fair value of these contracts. At June 30, 2013, a hypothetical 10 percent strengthening or weakening of the U.S. dollar would have changed accumulated other comprehensive (loss) income, net of tax, by $3.2 million.
In addition, we may enter into forward contracts to hedge transaction exposures or significant cross-border intercompany loans by either purchasing or selling specified amounts of foreign currency at a specified date. At June 30, 2013 and 2012, we had outstanding forward contracts to purchase and sell foreign currency with notional amounts, translated into U.S. dollars at June 30, 2013 and 2012 rates, of $31.6 million and $140.7 million, respectively. At June 30, 2013, a hypothetical 10 percent change in the year-end exchange rates would have resulted in an increase or decrease in pre-tax income of $3.2 million related to these positions.

Interest Rate Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We seek to manage our interest rate risk in order to balance our exposure between fixed and floating rates, while attempting to minimize our borrowing costs. To achieve these objectives, we primarily use interest rate swap contracts to manage exposure to interest rate changes related to these borrowings. We had no swaps in place as of June 30, 2013. We had forward starting interest rate swap contracts outstanding for forecasted transactions that effectively converted a cumulative notional amount of $150.0 million from floating to fixed interest rates as of June 30, 2011. In February 2012, we settled forward starting interest rate swap contracts to convert this $150.0 million of our floating rate debt to fixed rate debt. Upon settlement, we made a cash payment of $22.4 million. The loss is being amortized as a component of interest expense over the term of the related debt using the effective interest rate method. We would have paid $2.4 million at June 30, 2011 to settle these interest rate swap contracts, which represented the fair value of these contracts.
DEBT AND NOTES PAYABLE At June 30, 2013 and 2012, we had $747.9 million and $565.7 million, respectively, of outstanding debt, including capital leases and notes payable. Effective interest rates as of June 30, 2013 and 2012 were 3.1 percent and 4.1 percent, respectively, including the effect of termination/settlement of interest rate swaps. A hypothetical change of 10 percent in interest rates from June 30, 2013 levels would increase or decrease annual interest expense by approximately $0.1 million.
On April 5, 2013, we took additional steps to further enhance our liquidity and capitalize upon market conditions and entered into an amendment to our 2011 Credit Agreement. The amendment extends the maturity of the 2011 Credit Agreement to April 2018. The financial covenants and other key provisions remain unchanged.
On November 7, 2012, we issued $400.0 million of 2.65 percent Senior Unsecured Notes due in 2019. Interest is paid semi-annually on May 1 and November 1 of each year. We used the net proceeds from this notes offering to repay outstanding indebtedness under our credit facility and for general corporate purposes.
On February 14, 2012, we issued $300 million of 3.875 percent Senior Unsecured Notes due in 2022. Interest is paid semi-annually on February 15 and August 15 of each year. We settled forward starting interest rate swap contracts related to the bond issuance as further discussed in Note 6 of our consolidated financial statements set forth in Item 8. We applied the net proceeds from this notes offering to the repayment of our 7.2 percent Senior Unsecured Notes on their June 15, 2012 maturity date.
On October 21, 2011, we amended our revolving credit facility. The 2011 Credit Agreement permits revolving credit loans of up to $600.0 million for working capital, capital expenditures and general corporate purposes and extends the maturity to April 2018. We had $3.6 million of borrowings outstanding under the 2011 Credit Agreement as of June 30, 2013.
CURRENCY EXCHANGE RATE FLUCTUATIONS Currency exchange rate fluctuations materially decreased diluted earnings per share by $0.10 in 2013, $0.05 in 2012 and $0.06 in 2011. Currency exchange rate fluctuations may have a material impact on future earnings in the short term and long term.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has conducted an assessment of the Company’s internal controls over financial reporting as of June 30, 2013 using the criteria in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2013, based on criteria in Internal Control – Integrated Framework (1992) issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareowners of Kennametal Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareowners' equity and cash flow present fairly, in all material respects, the financial position of Kennametal Inc. and its subsidiaries at June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
August 13, 2013

CONSOLIDATED STATEMENTS OF INCOME

Year ended June 30 (in thousands, except per share data)	2013	2012	2011
Sales	$2,589,373	$2,736,246	$2,403,493
Cost of goods sold	1,744,369	1,741,996	1,519,102
Gross profit	845,004	994,250	884,391
Operating expense	527,850	561,490	538,530
Restructuring charges	—	—	12,586
Amortization of intangibles	20,760	16,351	11,602
Operating income	296,394	416,409	321,673
Interest expense	27,472	27,215	22,760
Other expense (income), net	2,313	(775)	2,780
Income before income taxes	266,609	389,969	296,133
Provision for income taxes	59,693	79,136	63,856
Net income	206,916	310,833	232,277
Less: Net income attributable to noncontrolling interests	3,651	3,603	2,550
Net income attributable to Kennametal	$203,265	$307,230	$229,727
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREOWNERS
Basic earnings per share	$2.56	$3.83	$2.80
Diluted earnings per share	$2.52	$3.77	$2.76
Dividends per share	$0.64	$0.54	$0.48
Basic weighted average shares outstanding	79,463	80,216	82,063
Diluted weighted average shares outstanding	80,612	81,439	83,173
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	2013	2012	2011
Net income	$206,916	$310,833	$232,277
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of income tax benefit of $0.4 million, $7.0 million and $0.5 million, respectively	(611)	(11,165)	(820)
Reclassification of unrealized loss (gain) on expired derivatives designated and qualified as cash flow hedges, net of income tax benefit (expense) of $0.9 million, ($0.1) million and $0.5 million, respectively	1,377	(186)	783
Unrecognized net pension and other postretirement benefit gain (loss), net of income tax (expense) benefit of ($0.0) million, $50.6 million and ($11.9) million, respectively	39,376	(90,686)	28,087
Reclassification of net pension and other postretirement benefit losses, net of income tax benefit of $30.5 million, $3.0 million and $3.9 million, respectively	9,679	5,964	7,131
Foreign currency translation adjustments, net of income tax benefit (expense) of ($1.2) million, $5.1 million and ($6.2) million, respectively	9,223	(140,797)	122,358
Total comprehensive income	265,960	73,963	389,816
Less: comprehensive income (loss) attributable to noncontrolling interests	3,101	(76)	4,779
Comprehensive income attributable to Kennametal Shareowners	$262,859	$74,039	$385,037
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of June 30 (in thousands, except per share data)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$377,316	$116,466
Accounts receivable, less allowance for doubtful accounts of $11,949 and $12,530	445,322	478,989
Inventories (Note 7)	578,795	585,856
Deferred income taxes (Note 11)	49,707	51,017
Other current assets	48,333	50,634
Total current assets	1,499,473	1,282,962
Property, plant and equipment:
Land and buildings	381,215	379,034
Machinery and equipment	1,466,942	1,396,359
Less accumulated depreciation	(1,106,675)	(1,033,192)
Property, plant and equipment, net	741,482	742,201
Other assets:
Investments in affiliated companies	671	685
Goodwill (Note 2)	721,755	719,350
Other intangible assets, less accumulated amortization of $111,440 and $89,886 (Note 2)	222,765	243,487
Deferred income taxes (Note 11)	39,590	25,205
Other	75,303	20,298
Total other assets	1,060,084	1,009,025
Total assets	$3,301,039	$3,034,188
LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases (Note 9)	$3,738	$33,572
Notes payable to banks (Note 10)	40,581	41,565
Accounts payable	190,623	219,475
Accrued income taxes	19,471	39,270
Accrued vacation pay	39,410	35,987
Accrued payroll	49,023	61,190
Other current liabilities (Note 8)	124,747	147,563
Total current liabilities	467,593	578,622
Long-term debt and capital leases, less current maturities (Note 9)	703,626	490,608
Deferred income taxes (Note 11)	102,935	69,134
Accrued postretirement benefits (Note 12)	19,461	22,766
Accrued pension benefits (Note 12)	142,784	167,981
Accrued income taxes (Note 11)	27,530	3,964
Other liabilities	24,817	32,892
Total liabilities	1,488,746	1,365,967
Commitments and contingencies (Note 18)
EQUITY
Kennametal Shareowners’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 77,842 and 80,085 shares issued	97,303	100,106
Additional paid-in capital	374,300	447,433
Retained earnings	1,399,227	1,246,973
Accumulated other comprehensive loss	(89,004)	(150,662)
Total Kennametal Shareowners’ Equity	1,781,826	1,643,850
Noncontrolling interests	30,467	24,371
Total equity	1,812,293	1,668,221
Total liabilities and equity	$3,301,039	$3,034,188
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

Year ended June 30 (in thousands)	2013	2012	2011
OPERATING ACTIVITIES
Net income	$206,916	$310,833	$232,277
Adjustments for non-cash items:
Depreciation	92,344	87,722	81,869
Amortization	20,760	16,351	11,602
Stock-based compensation expense	21,874	21,500	18,852
Restructuring charges	—	—	2,914
Deferred income tax provision (benefit)	232	28,602	(7,881)
Other	2,577	(12,702)	(9,872)
Changes in certain assets and liabilities:
Accounts receivable	33,801	(10,891)	(89,153)
Inventories	5,879	(63,833)	(124,082)
Accounts payable and accrued liabilities	(90,449)	(57,003)	100,325
Accrued income taxes	949	(14,157)	22,158
Other	(10,733)	(16,842)	(8,212)
Net cash flow provided by operating activities	284,150	289,580	230,797
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(82,835)	(103,036)	(83,442)
Disposals of property, plant and equipment	3,016	6,886	9,755
Business acquisition, net of cash acquired (Note 4)	(500)	(382,562)	—
Purchase of technology license (Note 2)	—	(10,000)	—
Proceeds from sale of investments in affiliated companies	—	—	1,723
Other	(379)	1,447	139
Net cash flow used for investing activities	(80,698)	(487,265)	(71,825)
FINANCING ACTIVITIES
Net (decrease) increase in notes payable	(833)	38,198	(15,992)
Net (decrease) increase in short-term revolving and other lines of credit	(23,600)	27,200	—
Term debt borrowings	944,152	1,509,767	450,109
Term debt repayments	(736,562)	(1,324,426)	(451,748)
Purchase of capital stock	(121,408)	(66,876)	(57,909)
Sale of subsidiary stock	26,665	—	—
Settlement of interest rate swap agreement (Note 6)	—	(22,406)	—
Dividend reinvestment and the effect of employee benefit and stock plans	17,356	24,635	18,328
Cash dividends paid to Shareowners	(51,011)	(43,631)	(39,801)
Other	(2,612)	(11,162)	988
Net cash flow provided by (used for) financing activities	52,147	131,299	(96,025)
Effect of exchange rate changes on cash and cash equivalents	5,251	(21,713)	23,489
CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	260,850	(88,099)	86,436
Cash and cash equivalents, beginning of period	116,466	204,565	118,129
Cash and cash equivalents, end of period	$377,316	$116,466	$204,565
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

	2013		2012		2011
Year ended June 30 (in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
CAPITAL STOCK
Balance at beginning of year	80,085	$100,106	81,129	$101,411	81,903	$102,379
Dividend reinvestment	6	8	8	10	8	10
Capital stock issued under employee benefit and stock plans	837	1,047	956	1,195	721	901
Purchase of capital stock	(3,086)	(3,858)	(2,008)	(2,510)	(1,503)	(1,879)
Balance at end of year	77,842	97,303	80,085	100,106	81,129	101,411
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		447,433		470,758		492,454
Dividend reinvestment		253		282		354
Capital stock issued under employee benefit and stock plans		31,649		40,758		33,980
Sale of subsidiary stock to noncontrolling interests		12,515		—		—
Purchase of capital stock		(117,550)		(64,365)		(56,030)
Balance at end of year		374,300		447,433		470,758
RETAINED EARNINGS
Balance at beginning of year		1,246,973		983,374		793,448
Net income		203,265		307,230		229,727
Cash dividends paid to Shareowners		(51,011)		(43,631)		(39,801)
Balance at end of year		1,399,227		1,246,973		983,374
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance at beginning of year		(150,662)		82,529		(72,781)
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax		(611)		(11,165)		(820)
Reclassification of unrealized loss (gain) on expired derivatives designated and qualified as cash flow hedges, net of tax		1,377		(186)		783
Unrecognized net pension and other postretirement benefit gains (loss), net of tax		39,376		(90,686)		28,087
Reclassification of net pension and other postretirement benefit losses, net of tax		9,679		5,964		7,131
Foreign currency translation adjustments, net of tax		9,772		(137,118)		120,129
Other comprehensive income (loss), net of tax		59,593		(233,191)		155,310
Sale of subsidiary stock to noncontrolling interests		2,065		—		—
Balance at end of year		(89,004)		(150,662)		82,529
NONCONTROLLING INTERESTS
Balance at beginning of year		24,371		20,569		17,943
Net income		3,651		3,603		2,550
Other comprehensive (loss) income, net of tax		(550)		(3,679)		2,229
Sale of subsidiary stock to noncontrolling interests		7,727		—		—
Purchase of noncontrolling interests		(479)		—		—
Acquisition by noncontrolling interests		—		5,211		—
Cash dividends paid to noncontrolling interests		(4,253)		(1,333)		(2,153)
Balance at end of year		30,467		24,371		20,569
Total equity, June 30		$1,812,293		$1,668,221		$1,658,641
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS
Kennametal delivers productivity to customers seeking peak performance in demanding environments by providing innovative custom and standard wear-resistant solutions. To provide these solutions, we harness our knowledge of advanced materials and application development with a commitment to environmental sustainability. Our solutions are built around industry-essential technology platforms. These include metalworking tools, engineered components, surface technologies and earth cutting tools that are mission-critical to the performance of our customers battling extreme conditions such as fatigue wear, corrosion and high temperatures. We believe that our reputation for manufacturing excellence, as well as our technological expertise and innovation we deliver in our products and services, helps us to achieve a leading position in our primary markets; general engineering, transportation, aerospace and defense, energy and earthworks markets. End users of our products include metalworking and machinery manufacturers and suppliers across a diverse array of industries, including the aerospace, defense, transportation, machine tool, light machinery and heavy machinery, as well as producers and suppliers in a number of equipment-intensive industries such as coal mining, road construction and quarrying, as well as oil and gas exploration, refining, production and supply. Our end users’ products range from airframes to mining operations, engines to oil wells and turbochargers to processing.
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
CASH AND CASH EQUIVALENTS Cash investments having original maturities of three months or less are considered cash equivalents. Cash equivalents principally consist of investments in money market funds and bank deposits at June 30, 2013.
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
INVENTORIES Inventories are stated at the lower of cost or market. We use the last-in, first-out (LIFO) method for determining the cost of a significant portion of our United States (U.S.) inventories. The cost of the remainder of our inventories is determined under the first-in, first-out or average cost methods. When market conditions indicate an excess of carrying costs over market value, a lower-of-cost-or-market provision is recorded. Excess and obsolete inventory reserves are established based upon our evaluation of the quantity of inventory on hand relative to demand. The excess and obsolete inventory reserve at June 30, 2013 and 2012 was $52.7 million and $55.0 million, respectively.

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
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Industrial	Infrastructure	Total
Goodwill	$411,945	$250,225	$662,170
Accumulated impairment losses	(150,842)	—	(150,842)
Balance as of June 30, 2011	$261,103	$250,225	$511,328
Acquisition	—	242,553	242,553
Translation	(17,062)	(17,469)	(34,531)
Change in goodwill	(17,062)	225,084	208,022
Goodwill	394,883	475,309	870,192
Accumulated impairment losses	(150,842)	—	(150,842)
Balance as of June 30, 2012	$244,041	$475,309	$719,350
Translation	1,315	1,090	2,405
Change in goodwill	1,315	1,090	2,405
Goodwill	396,198	476,399	872,597
Accumulated impairment losses	(150,842)	—	(150,842)
Balance as of June 30, 2013	$245,356	$476,399	$721,755
 We recorded no goodwill or other intangible asset impairments in 2013, 2012 and 2011

The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	June 30, 2013		June 30, 2012
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract-based	4 to 15	$21,450	$(8,374)	$21,450	$(6,423)
Technology-based and other	4 to 17	38,005	(26,006)	37,594	(24,384)
Customer-related	10 to 20	178,318	(58,148)	178,500	(44,354)
Unpatented technology	15 to 30	45,972	(9,761)	46,035	(6,943)
Trademarks	5 to 20	14,055	(9,151)	13,977	(7,782)
Trademarks	Indefinite	36,405	—	35,817	—
Total		$334,205	$(111,440)	$333,373	$(89,886)

As of March 1, 2012 we acquired Deloro Stellite Holdings 1 Limited (Stellite) in our Infrastructure segment. As a result, we increased goodwill by $242.6 million and other intangible assets by $103.8 million based on purchase price allocations. We recorded customer-related intangible assets of $73.8 million with an estimated useful life of 20 years, unpatented technology-based intangible assets of $28.3 million with an estimated useful life of 15 - 17 years and trademarks of $1.7 million with an estimated useful life of 5 years. These intangible assets will be amortized over their respective estimated useful lives.
During the year ended June 30, 2012, we entered into a technology license agreement in our Infrastructure segment. This resulted in a $15.0 million increase of contract-based intangible assets. The technology license agreement will be amortized using the straight-line method over an estimated useful life of 10 years.
During 2013 and 2012, we recorded currency translation adjustments which decreased intangible assets by $0.2 million and $11.1 million, respectively.
Amortization expense for intangible assets was $20.8 million, $16.4 million and $11.6 million for 2013, 2012 and 2011, respectively. Estimated amortization expense for 2014 through 2018 is $20.9 million, $20.1 million, $19.8 million, $18.3 million, and $18.0 million, respectively.

PENSION AND OTHER POSTRETIREMENT BENEFITS We sponsor these types of benefit plans for certain employees and retirees. Accounting for the cost of these plans requires the estimation of the cost of the benefits to be provided well into the future and attributing that cost over the expected work life of employees participating in these plans. This estimation requires our judgment about the discount rate used to determine these obligations, expected return on plan assets, rate of future compensation increases, rate of future health care costs, withdrawal and mortality rates and participant retirement age. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans.
In the valuation of our pension and other postretirement benefit liabilities, management utilizes various assumptions. We determine our discount rate based on investment grade bond yield curves with a duration that approximates the benefit payment timing of each plan. This rate can fluctuate based on changes in investment grade bond yields.
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

For purposes of determining the number of diluted shares outstanding at June 30, 2013, 2012 and 2011, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options, unvested restricted stock awards and unvested restricted stock units by 1.1 million, 1.2 million and 1.1 million shares, respectively. Unexercised capital stock options, restricted stock units and restricted stock awards of 1.0 million, 0.7 million and 0.4 million shares at June 30, 2013, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore the inclusion would have been anti-dilutive.

REVENUE RECOGNITION We recognize revenue upon shipment of our products and assembled machines. Our general conditions of sale explicitly state that the delivery of our products and assembled machines is freight on board shipping point and that title and all risks of loss and damage pass to the buyer upon delivery of the sold products or assembled machines to the common carrier.
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
We recognize revenue related to the sale of specialized assembled machines upon customer acceptance and installation, as installation is deemed essential to the functionality of a specialized assembled machine. Sales of specialized assembled machines were immaterial for 2013, 2012 and 2011.
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
Capital stock options are granted to eligible employees at fair market value at the date of grant. Capital stock options are exercisable under specified conditions for up to 10 years from the date of grant. On October 26, 2010, the Company’s Shareowners approved the Kennametal Inc., Stock and Incentive Plan of 2010 (2010 Plan). The 2010 Plan authorizes the issuance of up to 3,500,000 shares of the Company’s capital stock plus any shares remaining unissued under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended (2002 Plan). Under the provisions of the 2010 Plan, participants may deliver our stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair value of shares delivered during 2013, 2012 and 2011 was $0.1 million, $0.4 million and $0.8 million, respectively. In addition to stock option grants, the 2010 Plan permits the award of stock appreciation rights, performance share awards, performance unit awards, restricted stock awards, restricted unit awards and share awards to directors, officers and key employees.
RESEARCH AND DEVELOPMENT COSTS Research and development costs of $39.7 million, $38.3 million and $33.3 million in 2013, 2012 and 2011, respectively, were expensed as incurred. These costs are included in operating expense in the consolidated statements of income.
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
CASH FLOW HEDGES Currency Forward contracts and range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive (loss) income, and are recognized as a component of other expense (income), net when the underlying sale of products or services is recognized into earnings.
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
CURRENCY TRANSLATION Assets and liabilities of international operations are translated into U.S. dollars using year-end exchange rates, while revenues and expenses are translated at average exchange rates throughout the year. The resulting net translation adjustments are recorded as a component of accumulated other comprehensive (loss) income. The local currency is the functional currency of most of our locations. Losses from currency transactions included in other expense (income), net were $4.5 million, $2.6 million and $6.6 million for 2013, 2012 and 2011, respectively.
NEW ACCOUNTING STANDARDS
Adopted
As of July 1, 2012, Kennametal adopted changes to the presentation of comprehensive income. This guidance eliminated the option to report other comprehensive income and its components in the statement of changes in equity. An entity could elect to present items of net income and other comprehensive income in one continuous statement or in two separate consecutive statements. Each component of net income and other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, need to be displayed under either alternative. We elected to present the two-statement option. Other than the change in presentation, the adoption of this guidance had no impact on the consolidated financial statements.
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

Issued
In February 2013, the FASB issued guidance on reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component in its disclosures. This guidance is effective for Kennametal beginning July 1, 2013 and is not expected to have a material impact to the financial statements other than additional disclosures.
In June 2012, the FASB issued additional guidance on testing indefinite lived intangible assets for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. This guidance is effective for Kennametal beginning July 1, 2013, with early adoption permitted. This guidance is not expected to have an impact on Kennametal.

NOTE 3 — SUPPLEMENTAL CASH FLOW DISCLOSURES

Year ended June 30 (in thousands)	2013	2012	2011
Cash paid during the period for:
Interest	$24,432	$27,395	$26,624
Income taxes	51,098	55,728	60,459

Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	(8,600)	—	—
Contribution of capital stock to employees’ defined contribution benefit plans	—	—	948

NOTE 4 — ACQUISITION
On March 1, 2012, the Company acquired all of the shares of Stellite pursuant to the terms of the Share Sale and Purchase Agreement dated January 13, 2012. The United Kingdom-based Stellite is a global manufacturer and provider of alloy-based critical wear solutions for extreme environments involving high temperature, corrosion and abrasion. Stellite employs approximately 1,300 people across seven primary operating facilities globally, including locations in the U.S., Canada, Germany, Italy, India and China. Stellite’s proprietary metal alloys, materials expertise, engineering design and fabrication capabilities complement Kennametal’s current business in the oil and gas, power generation, transportation and aerospace end markets. This acquisition is in alignment with Kennametal’s growth strategy and positions us to further achieve geographic and end market balance.
Kennametal acquired Stellite for a purchase price of $382.6 million, net of cash acquired, and funded the acquisition through existing credit facilities and operating cash flows. As part of the acquisition of Stellite, Kennametal incurred $8.9 million of acquisition-related costs in 2012, which are included in operating expense.
Purchase Price Allocation
This acquisition was accounted for under the acquisition method of accounting and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on fair values at the date of the acquisition. The Consolidated Balance Sheet as of June 30, 2012 reflects the allocation of the purchase price.

The allocation of the total purchase price to the fair values of the assets acquired and liabilities assumed as of June 30, 2012 is as follows:

(in thousands)	Total
ASSETS
Current assets:
Accounts receivable	$44,414
Inventories	42,270
Other current assets	5,094
Total current assets	91,778
Property and equipment	76,146
Goodwill	242,553
Other intangible assets	103,793
Deferred income taxes	22,392
Other	70
Total assets	$536,732

LIABILITIES
Current liabilities:
Short term debt and current maturities of long-term debt	$4,685
Accounts payable	43,534
Accrued income taxes	24,688
Other current liabilities	17,487
Total current liabilities	90,394
Long-term debt and capital leases	5,379
Deferred income taxes	48,537
Other long-term liabilities	4,649
Total liabilities	148,959
Noncontrolling interest	5,211
Net assets acquired	$382,562
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
The operating results for the year ended June 30, 2013 include net sales of $238.0 million and net income attributable to Kennametal of $2.4 million related to Stellite. The operating results for the year ended June 30, 2012 include net sales of $90.1 million and net loss attributable to Kennametal of $7.1 million related to Stellite. This net loss includes $8.9 million of acquisition-related pre-tax costs.
Unaudited Pro Forma Financial Information
The following unaudited pro forma summary of operating results presents the consolidated results of operations as if the Stellite acquisition had occurred on July 1, 2010. These amounts were calculated after the conversion to U.S. GAAP, applying our accounting policies and adjusting Stellite’s results to reflect increased depreciation and amortization expense resulting from recording fixed assets and intangible assets at fair value and decreasing interest expense to reflect Kennametal’s more favorable borrowing rate, together with the related tax effects. The pro forma results for the year ended June 30, 2012 included $10.1 million of integration related pre-tax costs. The pro forma results for the year ended June 30, 2011 included $14.3 million of integration related pre-tax costs. The pro forma results have been presented for comparative purposes only and are not indicative of future results of operations or what would have occurred had the acquisition been made on July 1, 2010.

Year ended June 30 (in thousands)	2012	2011
Pro forma (unaudited):
Net Sales	$3,042,987	$2,675,119
Net income attributable to Kennametal	$333,808	$238,409

Per share data attributable to Kennametal :
Basic earnings per share	$4.16	$2.91
Diluted earnings per share	$4.10	$2.87

NOTE 5 — FAIR VALUE MEASUREMENTS
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
Level 3: Inputs that are unobservable.
As of June 30, 2013, the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$775	$—	$775
Total assets at fair value	$—	$775	$—	$775

Liabilities:
Derivatives (1)	$—	$530	$—	$530
Total liabilities at fair value	$—	$530	$—	$530

As of June 30, 2012, the fair value of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$1,855	$—	$1,855
Total assets at fair value	$—	$1,855	$—	$1,855

Liabilities:
Derivatives (1)	$—	$193	$—	$193
Total liabilities at fair value	$—	$193	$—	$193
 (1) Currency derivatives are valued based on observable market spot and forward rates and are classified within Level 2 of the fair value hierarchy.

NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As part of our financial risk management program, we use certain derivative financial instruments. See Note 2 for discussion on our derivative instruments and hedging activities policy.
The fair value of derivatives designated and not designated as hedging instruments in the consolidated balance sheet are as follows:

(in thousands)	2013	2012
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$658	$554
Other current liabilities - range forward contracts	(522)	(193)
Other assets - range forward contracts	69	3
Total derivatives designated as hedging instruments	205	364
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	48	1,298
Other current liabilities - currency forward contracts	(8)	—
Total derivatives not designated as hedging instruments	40	1,298
Total derivatives	$245	$1,662
Certain currency forward contracts that hedge significant cross-border intercompany loans are considered as other derivatives and therefore do not qualify for hedge accounting. These contracts are recorded at fair value in the consolidated balance sheet, with the offset to other expense (income), net. Losses (gains) related to derivatives not designated as hedging instruments have been recognized as follows:

(in thousands)	2013	2012	2011
Other expense (income), net - currency forward contracts	$1,210	$(1,149)	$(1,138)

FAIR VALUE HEDGES
Fixed-to-floating interest rate swap contracts, designated as fair value hedges, are entered into from time to time to hedge our exposure to fair value fluctuations on a portion of our fixed rate debt. We had no such contracts outstanding at June 30, 2013 and June 30, 2012.
In February 2009 we terminated interest rate swap contracts to convert $200.0 million of our fixed rate debt to floating rate debt. These contracts were originally set to mature in June 2012. This gain was amortized as a component of interest expense over the remaining term of the related debt using the effective interest rate method. The gain was fully amortized as of June 30, 2012. During the years ended June 30, 2012 and 2011, $5.9 million and $5.9 million, respectively, were recognized as a reduction in interest expense.
CASH FLOW HEDGES
Currency forward contracts and range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive (loss) income, and are recognized as a component of other expense (income), net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at June 30, 2013 and 2012 was $102.2 million and $69.9 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at June 30, 2013, we expect to recognize into earnings in the next 12 months $0.2 million of losses on outstanding derivatives.
Floating-to-fixed interest rate swap contracts, designated as cash flow hedges, are entered into from time to time to hedge our exposure to interest rate changes on a portion of our floating rate debt. These interest rate swap contracts convert a portion of our floating rate debt to fixed rate debt. We record the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to accumulated other comprehensive (loss) income, net of tax. We had no such contracts outstanding at June 30, 2013 or 2012, respectively.

In February 2012, we settled forward starting interest rate swap contracts to convert $150.0 million of our floating rate debt to fixed rate debt. Upon settlement, we made a cash payment of $22.4 million. The loss is being amortized as a component of interest expense over the term of the related debt using the effective interest rate method. During the year ended June 30, 2013 and 2012, $1.9 million and $0.7 million was recognized as interest expense, respectively.
The following represents losses related to cash flow hedges:

(in thousands)	2013	2012	2011
Losses recognized in other comprehensive loss, net	$(611)	$(11,165)	$(820)
Losses reclassified from accumulated other comprehensive loss into other expense (income), net	$1,116	$270	$663
No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the years ended June 30, 2013, 2012 and 2011.

NOTE 7 — INVENTORIES
Inventories consisted of the following at June 30:

(in thousands)	2013	2012
Finished goods	$303,307	$319,217
Work in process and powder blends	244,180	252,035
Raw materials	137,602	135,454
Inventories at current cost	685,089	706,706
Less: LIFO valuation	(106,294)	(120,850)
Total inventories	$578,795	$585,856
We used the LIFO method of valuing inventories for approximately 52 percent and 49 percent of total inventories at June 30, 2013 and 2012, respectively.

NOTE 8 — OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following at June 30:

(in thousands)	2013	2012
Accrued employee benefits	$21,663	$33,783
Payroll, state and local taxes	14,885	14,290
Other	88,199	99,490
Total other current liabilities	$124,747	$147,563

NOTE 9 — LONG-TERM DEBT AND CAPITAL LEASES
Long-term debt and capital lease obligations consisted of the following at June 30:

(in thousands)	2013	2012
2.65% Senior Unsecured Notes due 2019 net of discount of $0.5 million for 2013	$399,519	$—
3.875% Senior Unsecured Notes due 2022 net of discount of $0.3 million for 2013 and $0.4 million for 2012	299,683	299,646
Credit Agreement:
U.S. Dollar-denominated borrowings, 1.08% in 2013 and 1.24% in 2012, due 2018	3,600	212,200
Capital leases with terms expiring through 2018 at 2.3% to 5.4% in 2013 and 2.3% to 5.7% in 2012	4,553	6,195
Other	9	6,139
Total debt and capital leases	707,364	524,180
Less current maturities:
Long-term debt	(3,600)	(27,200)
Other	(9)	(5,814)
Capital leases	(129)	(558)
Total current maturities	(3,738)	(33,572)
Long-term debt and capital leases, less current maturities	$703,626	$490,608
Senior Unsecured Notes On November 7, 2012, we issued $400.0 million of 2.65 percent Senior Unsecured Notes due in 2019. Interest is paid semi-annually on May 1 and November 1 of each year. We used the net proceeds from this notes offering to repay outstanding indebtedness under our credit facility and for general corporate purposes. On February 14, 2012, we issued $300 million of 3.875 percent Senior Unsecured Notes due in 2022. Interest is paid semi-annually on February 15 and August 15 of each year. We settled forward starting interest rate swap contracts related to the bond issuance as discussed in Note 6. We applied the net proceeds from this notes offering to the repayment of our 7.2 percent Senior Unsecured Notes at their June 15, 2012 maturity.
2011 Credit Agreement The five-year, multi-currency, revolving credit facility (2011 Credit Agreement) permits revolving credit loans of up to $600 million for working capital, capital expenditures and general corporate purposes. The 2011 Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2011 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us.
The 2011 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of June 30, 2013. We had $3.6 million and $212.2 million of borrowings outstanding under the 2011 Credit Agreement as of June 30, 2013 and June 30, 2012, respectively. Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries.
On April 5, 2013, we entered into an amendment to our 2011 Credit Agreement. The amendment extends the maturity date of the credit facility to April 2018. The financial covenants and other key provisions remain unchanged.
Future principal maturities of long-term debt are $3.6 million in 2014 and $699.2 million beyond 2018.

Future minimum lease payments under capital leases for the next five years and thereafter in total are as follows:

(in thousands)
2014	$317
2015	2,896
2016	1,085
2017	601
2018	199
After 2018	—
Total future minimum lease payments	5,098
Less amount representing interest	(545)
Amount recognized as capital lease obligations	$4,553
At June 30, 2013 and 2012 our collateralized debt consisted of capitalized lease obligations of $4.6 million and $6.2 million, respectively, and industrial revenue bond obligations which were immaterial in both years. The underlying assets collateralize these obligations.

NOTE 10 — NOTES PAYABLE AND LINES OF CREDIT
Notes payable to banks of $40.6 million and $41.6 million at June 30, 2013 and 2012, respectively, represents short-term borrowings under credit lines with commercial banks. These credit lines, translated into U.S. dollars at June 30, 2013 exchange rates, totaled $89.6 million at June 30, 2013, of which $49.0 million was unused. The weighted average interest rate for notes payable and lines of credit was 2.1 percent and 2.5 percent at June 30, 2013 and 2012, respectively.

NOTE 11 — INCOME TAXES
Income before income taxes consisted of the following for the years ended June 30:

(in thousands)	2013	2012	2011
Income before income taxes:
United States	$87,499	$95,410	$69,042
International	179,110	294,559	227,091
Total income before income taxes	$266,609	$389,969	$296,133
Current income taxes:
Federal	$10,645	$23,313	$26,234
State	3,441	2,275	1,063
International	45,375	24,946	44,440
Total current income taxes	59,461	50,534	71,737
Deferred income taxes	232	28,602	(7,881)
Provision for income taxes	$59,693	$79,136	$63,856
Effective tax rate	22.4%	20.3%	21.6%

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes was as follows for the years ended June 30:

(in thousands)	2013	2012	2011
Income taxes at U.S. statutory rate	$93,313	$136,489	$103,647
State income taxes, net of federal tax benefits	4,051	4,110	1,956
U.S. income taxes provided on international income	3,067	8,164	21,556
Combined tax effects of international income	(30,692)	(50,574)	(35,423)
Change in valuation allowance and other uncertain tax positions	(4,550)	(16,243)	(20,215)
Impact of domestic production activities deduction	(3,546)	(3,810)	(6,413)
Research and development credit	(4,141)	(1,515)	(2,685)
Other	2,191	2,515	1,433
Provision for income taxes	$59,693	$79,136	$63,856

During 2013, we recorded adjustments of $4.2 million related to the effective settlement of uncertain tax positions in Europe, which reduced income tax expense. The effect of this tax benefit is included in the income tax reconciliation table under the caption “change in valuation allowance and other uncertain tax positions.”
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

The components of net deferred tax liabilities and assets were as follows at June 30:

(in thousands)	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$50,984	$68,782
Inventory valuation and reserves	21,935	26,363
Pension benefits	6,402	38,552
Other postretirement benefits	9,163	9,958
Accrued employee benefits	33,666	30,179
Other accrued liabilities	9,368	8,857
Hedging activities	13,994	13,338
Tax credits and other carryforwards	1,708	6,354
Other	20,918	—
Total	168,138	202,383
Valuation allowance	(15,569)	(19,502)
Total deferred tax assets	$152,569	$182,881
Deferred tax liabilities:
Tax depreciation in excess of book	$107,623	$109,948
Intangible assets	64,614	68,806
Other	—	448
Total deferred tax liabilities	$172,237	$179,202
Total net deferred tax (liabilities) assets	$(19,668)	$3,679
Included in deferred tax assets at June 30, 2013 is $51.0 million associated with net operating loss carryforwards in federal, state and foreign jurisdictions. Of that amount, $5.2 million expires through June 2018, $9.1 million expires through 2023, $2.2 million expires through 2028, $1.3 million expires through 2033, and the remaining $33.2 million do not expire. The realization of these tax benefits is primarily dependent on future taxable income in these jurisdictions.
A valuation allowance of $15.6 million has been placed against deferred tax assets in Europe, China, Hong Kong, Brazil and the U.S., which would be allocated to income tax expense upon realization of the deferred tax assets. In 2013, the valuation allowance related to these deferred tax assets decreased by $3.9 million. As the respective operations generate sufficient income, the valuation allowances will be partially or fully reversed at such time we believe it will be more likely than not that the deferred tax assets will be realized.
As of June 30, 2013, unremitted earnings of our non-U.S. subsidiaries and affiliates of $2,233.6 million, the majority of which have not been previously taxed in the U.S., are considered permanently reinvested, and accordingly, no deferred tax liability has been recorded in connection therewith. It is not practical to estimate the income tax effect that might be incurred if cumulative prior year earnings not previously taxed in the U.S. were remitted to the U.S.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest) is as follows as of June 30:

(in thousands)	2013	2012
Balance at beginning of year	$7,298	$18,289
Increases for tax positions of prior years	—	946
Increases for tax positions related to the current year	23,231	116
Decreases for tax positions related to the current year	—	(1,635)
Decreases related to settlement with taxing authority	(3,813)	(7,280)
Decreases related to lapse of statute of limitations	—	(805)
Foreign currency translation	82	(2,333)
Balance at end of year	$26,798	$7,298

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in 2013, 2012 and 2011 is $4.3 million, $6.4 million and $18.0 million, respectively. Our policy is to recognize interest and penalties related to income taxes as a component of the provision for income taxes in the Consolidated Statement of Income. We recognized a reduction in interest of $1.9 million and $0.9 million in 2013 and 2012, respectively. We recognized interest expense of $0.9 million for 2011. We also recognized $0.3 million of penalty in 2012 through goodwill. As of June 30, 2013 and 2012 the amount of interest accrued was $0.7 million and $1.9 million, respectively. As of June 30, 2013 and 2012, the amount of penalty accrued was $0.4 million and $0.3 million, respectively.
Increases for tax positions related to the current year primarily relate to one foreign tax position. A corresponding deferred tax asset in the amount of $22.5 million has been recorded for the position in the United States and is included in the components of net deferred tax liabilities and assets table under the caption "other."
With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2007. The Internal Revenue Service has audited all U.S. tax years prior to 2011 and is currently examining 2011 and 2012. Various state and foreign jurisdiction tax authorities are in the process of examining our income tax returns for various tax years ranging from 2007 to 2011. We continue to execute and expand our pan-European business model. As a result of this and other matters, we continuously review our uncertain tax positions and evaluate any potential issues that may lead to an increase or decrease in the total amount of unrecognized tax benefits recorded. We believe that it is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $0.2 million within the next twelve months as a result of the progression of various federal, state, and foreign audits in process.

NOTE 12 — PENSION AND OTHER POSTRETIREMENT BENEFITS
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
We have an Executive Retirement Plan for various executives and a Supplemental Executive Retirement Plan which was closed to future participation on July 26, 2006.
We presently provide varying levels of postretirement health care and life insurance benefits to certain employees and retirees. Postretirement health care benefits are available to employees and their spouses retiring on or after age 55 with 10 or more years of service. Beginning with retirements on or after January 1, 1998, our portion of the costs of postretirement health care benefits is capped at 1996 levels. Beginning with retirements on or after January 1, 2009, we have no obligation to provide a company subsidy for retiree medical costs.
We use a June 30 measurement date for all of our plans.

Defined Benefit Pension Plans
The funded status of our pension plans and amounts recognized in the consolidated balance sheets as of June 30 were as follows:

(in thousands)	2013	2012
Change in benefit obligation:
Benefit obligation, beginning of year	$958,306	$786,572
Service cost	7,797	6,982
Interest cost	38,183	42,107
Participant contributions	28	34
Actuarial (gains) losses	(71,974)	153,680
Benefits and expenses paid	(40,898)	(39,051)
Currency translation adjustments	173	(16,437)
Effect of acquired business/plan combinations	—	28,296
Plan curtailments/settlements	(784)	(3,877)
Benefit obligation, end of year	$890,831	$958,306
Change in plan assets:
Fair value of plan assets, beginning of year	$783,843	$725,466
Actual return on plan assets	47,660	68,082
Company contributions	9,788	9,683
Participant contributions	28	34
Benefits and expenses paid	(40,898)	(39,051)
Plan curtailments/settlements	(784)	(3,877)
Effect of acquired business/plan combinations	—	26,438
Currency translation adjustments	(3,558)	(2,932)
Fair value of plan assets, end of year	$796,079	$783,843
Funded status of plan	$(94,752)	$(174,463)
Amounts recognized in the balance sheet consist of:
Long-term prepaid benefit	$57,385	$2,803
Short-term accrued benefit obligation	(9,353)	(9,285)
Accrued pension benefits	(142,784)	(167,981)
Net amount recognized	$(94,752)	$(174,463)
The pre-tax amounts related to our defined benefit pension plans recognized in accumulated other comprehensive (loss) income were as follows at June 30:

(in thousands)	2013	2012
Unrecognized net actuarial losses	$113,452	$191,340
Unrecognized net prior service credits	(1,498)	(1,379)
Unrecognized transition obligations	1,101	1,193
Total	$113,055	$191,154
Prepaid pension benefits are included in other long-term assets. The assets of our U.S. and international defined benefit pension plans consist principally of capital stocks, corporate bonds and government securities.
To the best of our knowledge and belief, the asset portfolios of our defined benefit pension plans do not contain our capital stock. We do not issue insurance contracts to cover future annual benefits of defined benefit pension plan participants. Transactions between us and our defined benefit pension plans include the reimbursement of plan expenditures incurred by us on behalf of the plans. To the best of our knowledge and belief, the reimbursement of cost is permissible under current ERISA rules or local government law. The accumulated benefit obligation for all defined benefit pension plans was $0.9 million and $0.9 million as of June 30, 2013 and 2012, respectively.

Included in the above information are plans with accumulated benefit obligations exceeding the fair value of plan assets as of June 30 as follows:

(in thousands)	2013	2012
Projected benefit obligation	$184,805	$855,697
Accumulated benefit obligation	183,056	835,870
Fair value of plan assets	34,405	671,588
The components of net periodic pension cost include the following as of June 30:

(in thousands)	2013	2012	2011
Service cost	$7,797	$6,982	$7,650
Interest cost	38,183	42,107	40,984
Expected return on plan assets	(56,111)	(51,376)	(48,203)
Amortization of transition obligation	69	65	52
Amortization of prior service cost	(195)	(186)	(281)
Settlement loss	158	1,253	18
Recognition of actuarial losses	14,961	8,259	12,277
Net periodic pension cost	$4,862	$7,104	$12,497
Net periodic pension cost decreased $2.2 million to $4.9 million in 2013 from $7.1 million in 2012. This decrease was primarily the result of discount rate changes and the expected return on plan assets.
As of June 30, 2013, the projected benefit payments, including future service accruals for these plans for 2014 through 2018, are $45.6 million, $45.9 million, $47.5 million, $50.8 million and $51.7 million, respectively, and $294.6 million in 2019 through 2023.
The amounts of accumulated other comprehensive loss expected to be recognized in net periodic pension cost during 2014 related to net actuarial losses and transition obligations are $2.5 million and $0.1 million, respectively. The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost during 2014 related to prior service credit is $0.2 million.
We expect to contribute approximately $12.2 million to our pension plans in 2014.
Other Postretirement Benefit Plans
The funded status of our other postretirement benefit plans and the related amounts recognized in the consolidated balance sheets were as follows:

(in thousands)	2013	2012
Change in benefit obligation:
Benefit obligation, beginning of year	$24,574	$19,771
Service cost	72	75
Interest cost	938	1,029
Actuarial (gains) losses	(907)	7,345
Benefits paid	(3,255)	(3,408)
Plan amendment	—	(238)
Benefit obligation, end of year	$21,422	$24,574
Funded status of plan	$(21,422)	$(24,574)
Amounts recognized in the balance sheet consist of:
Short-term accrued benefit obligation	$(1,961)	$(1,808)
Accrued postretirement benefits	(19,461)	(22,766)
Net amount recognized	$(21,422)	$(24,574)

The pre-tax amounts related to our other postretirement benefit plans which were recognized in accumulated other comprehensive (loss) income were as follows at June 30:

(in thousands)	2013	2012
Unrecognized net actuarial losses	$5,213	$6,538
Unrecognized net prior service credits	(563)	(674)
Total	$4,650	$5,864
The components of net periodic other postretirement costs (benefit) include the following for the years ended June 30:

(in thousands)	2013	2012	2011
Service cost	$72	$75	$77
Interest cost	938	1,029	1,037
Amortization of prior service cost	(111)	(89)	—
Recognition of actuarial loss (gains)	417	(56)	(190)
Net periodic other postretirement benefit cost	$1,316	$959	$924
As of June 30, 2013, the projected benefit payments, including future service accruals for our other postretirement benefit plans for 2014 through 2018, are $2.2 million, $2.1 million, $2.1 million, $2.0 million, and $1.9 million, respectively, and $8.1 million in 2019 through 2023.
The amounts of accumulated other comprehensive loss expected to be recognized in net periodic pension cost during 2014 related to net actuarial losses are $0.3 million. The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost during 2014 related to prior service credit is $0.1 million.
We expect to contribute approximately $2.1 million to our postretirement benefit plans in 2014.

Assumptions
The significant actuarial assumptions used to determine the present value of net benefit obligations for our defined benefit pension plans and other postretirement benefit plans were as follows:

	2013	2012	2011
Discount Rate:
U.S. plans	4.9%	4.0%	5.5%
International plans	3.5-4.8%	4.0-5.0%	5.5-5.8%
Rates of future salary increases:
U.S. plans	3.0-5.0%	3.0-5.0%	3.0-5.0%
International plans	2.5-3.0%	2.5-4.0%	2.0-3.5%
The significant assumptions used to determine the net periodic costs (benefits) for our pension and other postretirement benefit plans were as follows:

	2013	2012	2011
Discount Rate:
U.S. plans	4.0%	5.5%	5.5%
International plans	4.0-5.0%	5.5-5.8%	5.0-5.5%
Rates of future salary increases:
U.S. plans	3.0-5.0%	3.0-5.0%	3.0-5.0%
International plans	2.5-4.0%	2.0-3.5%	3.5%
Rate of return on plans assets:
U.S. plans	8.0%	8.0%	8.0%
International plans	5.6%	5.8%	6.4%

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
The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for our postretirement benefit plans was as follows:

	2013	2012	2011
Health care costs trend rate assumed for next year	7.8%	8.1%	8.3%
Rate to which the cost trend rate gradually declines	4.5%	4.5%	4.5%
Year that the rate reaches the rate at which it is assumed to remain	2029	2029	2029
Assumed health care cost trend rates have a significant effect on the cost components and obligation for the health care plans. A change of one percentage point in the assumed health care cost trend rates would have the following effects on the total service and interest cost components of our other postretirement cost and other postretirement benefit obligation at June 30, 2013:

(in thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components	$49	$(42)
Effect on other postretirement obligation	735	(652)
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
Our defined benefit pension plans’ asset allocations as of June 30, 2013 and 2012 and target allocations for 2014, by asset class, were as follows:

	2013	2012	Target %
Equity	34%	30%	30%
Fixed Income	61%	65%	70%
Other	5%	5%	—%
The following sections describe the valuation methodologies used by the trustee to measure the fair value of the defined benefit pension plan assets, including an indication of the level in the fair value hierarchy in which each type of asset is generally classified (see Note 5 for the definition of fair value and a description of the fair value hierarchy).
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
The following table presents the fair value of the benefit plan assets classified under the appropriate level of the fair value hierarchy as of June 30, 2013:

(in thousands)	Level 1	Level 2	Level 3	Total
Corporate fixed income securities	$—	$363,027	$—	$363,027
Common / collective trusts:
Value funds	—	105,903	—	105,903
Growth funds	—	57,477	—	57,477
Balanced funds	—	19,370	—	19,370
Common stock	89,420	—	—	89,420
Government securities:
U.S. Government securities	—	54,857	—	54,857
Foreign government securities	—	29,115	—	29,115
Other fixed income securities	—	36,750	—	36,750
Other	1,625	38,535	—	40,160
Total investments	$91,045	$705,034	$—	$796,079
The following table presents the fair value of the benefit plan assets classified under the appropriate level of the fair value hierarchy as of June 30, 2012:

(in thousands)	Level 1	Level 2	Level 3	Total
Corporate fixed income securities	$—	$391,868	$—	$391,868
Common / collective trusts:
Value funds	—	96,216	—	96,216
Growth funds	—	52,011	—	52,011
Balanced funds	—	14,039	—	14,039
Common stock	76,685	—	—	76,685
Government securities:
U.S. Government securities	—	50,273	—	50,273
Foreign government securities	—	25,969	—	25,969
Other fixed income securities	—	36,165	—	36,165
Other	2,120	38,497	—	40,617
Total investments	$78,805	$705,038	$—	$783,843

Defined Contribution Plans
We sponsor several defined contribution retirement plans. Costs for defined contribution plans were $11.6 million, $15.4 million and $17.0 million in 2013, 2012 and 2011, respectively.

NOTE 13 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The components of accumulated other comprehensive (loss) income consist of the following at June 30 (in thousands):

2013	After-tax
Unrealized loss on derivatives designated and qualified as cash flow hedges	$(12,481)
Unrecognized net actuarial losses	(84,099)
Unrecognized net prior service credit	1,322
Unrecognized transition obligation	(1,160)
Foreign currency translation adjustments	7,414
Total accumulated other comprehensive loss	$(89,004)

2012	After-tax
Unrealized loss on derivatives designated and qualified as cash flow hedges	$(13,247)
Unrecognized net actuarial losses	(133,033)
Unrecognized net prior service credit	1,282
Unrecognized transition obligation	(1,240)
Foreign currency translation adjustments	(4,424)
Total accumulated other comprehensive loss	$(150,662)

NOTE 14 — FINANCIAL INSTRUMENTS
The methods used to estimate the fair value of our financial instruments are as follows:
Cash and Equivalents, Current Maturities of Long-Term Debt and Notes Payable to Banks The carrying amounts approximate their fair value because of the short maturity of the instruments.
Long-Term Debt Fixed rate debt had a fair market value of $680.1 million and $306.8 million at June 30, 2013 and 2012, respectively. The fair value is determined based on the quoted market price of this debt as of June 30.
Foreign Exchange Contracts The notional amount of outstanding foreign exchange contracts, translated at current exchange rates, was $102.2 million and $69.9 million at June 30, 2013 and 2012, respectively. We would have received $0.2 million and $0.4 million at June 30, 2013 and 2012, respectively, to settle these contracts representing the fair value of these agreements. The carrying value equaled the fair value for these contracts at June 30, 2013 and 2012. Fair value was estimated based on quoted market prices of comparable instruments.
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
We are exposed to counterparty credit risk for nonperformance of derivatives and, in the unlikely event of nonperformance, to market risk for changes in interest and currency exchange rates, as well as settlement risk. We manage exposure to counterparty credit risk through credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. We do not anticipate nonperformance by any of the counterparties. As of June 30, 2013 and 2012, we had no significant concentrations of credit risk.

NOTE 15 — STOCK-BASED COMPENSATION
Stock Options
The assumptions used in our Black-Scholes valuation related to grants made during 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Risk-free interest rate	0.6%	1.1%	1.4%
Expected life (years) (2)	4.5	4.5	4.5
Expected volatility (3)	49.5%	47.6%	47.0%
Expected dividend yield	1.5%	1.5%	2.0%
(2) Expected life is derived from historical experience.
(3) Expected volatility is based on the implied historical volatility of our stock.

Changes in our stock options for 2013 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2012	2,891,563	$28.46
Granted	388,894	36.83
Exercised	(511,073)	24.28
Lapsed and forfeited	(40,316)	31.35
Options outstanding, June 30, 2013	2,729,068	$30.40	5.6	$23,110
Options vested and expected to vest, June 30, 2013	2,699,095	$30.34	5.5	$23,017
Options exercisable, June 30, 2013	1,767,002	$29.08	4.3	$17,294
During 2013, 2012 and 2011, compensation expense related to stock options was $6.2 million, $5.5 million, and $5.2 million, respectively. As of June 30, 2013, the total unrecognized compensation cost related to options outstanding was $2.5 million and is expected to be recognized over a weighted average period of 2.5 years.
Weighted average fair value of options granted during 2013, 2012 and 2011 was $13.53, $13.87 and $9.33, respectively. Fair value of options vested during 2013, 2012 and 2011 was $5.2 million, $4.7 million and $4.4 million, respectively.
Tax benefits, relating to excess stock-based compensation deductions, are presented in the statement of cash flow as financing cash inflows. Tax benefits resulting from stock-based compensation deductions exceeded amounts reported for financial reporting purposes by $4.2 million, $4.1 million and $2.9 million in 2013, 2012 and 2011, respectively.
The amount of cash received from the exercise of capital stock options during 2013, 2012 and 2011 was $12.5 million, $19.4 million and $13.6 million, respectively. The related tax benefit for 2013, 2012 and 2011 was $2.8 million, $4.4 million and $3.2 million, respectively. The total intrinsic value of options exercised during 2013, 2012 and 2011 was $8.3 million, $14.2 million and $9.9 million, respectively.
Under the provisions of the 2010 Plan participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during 2013, 2012 and 2011 were $0.1 million, $0.4 million and $0.8 million, respectively.
Restricted Stock Awards
Changes in our restricted stock awards for 2013 were as follows:

	Shares	Weighted Average Fair Value
Unvested restricted stock awards, June 30, 2012	24,030	$28.83
Vested	(23,840)	28.83
Forfeited	(190)	29.60
Unvested restricted stock awards, June 30, 2013	—	$—

During 2013, 2012 and 2011, compensation expense related to restricted stock awards was $0.1 million, $0.9 million and $2.1 million, respectively.

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
Changes in our time vesting and performance vesting restricted stock units for 2013 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested performance vesting and time vesting restricted stock units, June 30, 2012	246,345	$31.27	971,767	$30.47
Granted	131,693	36.76	373,808	36.88
Vested	—	—	(477,444)	28.14
Forfeited	(10,426)	35.97	(52,921)	34.22
Unvested performance vesting and time vesting restricted stock units, June 30, 2013	367,612	$32.08	815,210	$34.53
During 2013, 2012 and 2011, compensation expense related to time vesting and performance vesting restricted stock units was $15.2 million, $14.9 million, $10.3 million, respectively. As of June 30, 2013, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $13.5 million and is expected to be recognized over a weighted average period of 2.3 years.

NOTE 16— ENVIRONMENTAL MATTERS
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
Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At June 30, 2013 and 2012, the balance of these reserves was $5.1 million and $5.1 million, respectively. These reserves represent anticipated costs associated with the remediation of these issues.
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
Lease Commitments We lease a wide variety of facilities and equipment under operating leases, primarily for warehouses, production and office facilities and equipment. Lease expense under these rentals amounted to $30.8 million, $29.1 million and $27.1 million in 2013, 2012 and 2011, respectively. Future minimum lease payments for non-cancelable operating leases are $20.3 million, $13.6 million, $9.8 million, $5.0 million and $2.2 million for the years 2014 through 2018 and $24.6 million thereafter.
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
Related Party Transactions Sales to affiliated companies were immaterial in 2013, 2012 and 2011. We do not have any other related party transactions that affect our operations, results of operations, cash flow or financial condition.

NOTE 18 — SEGMENT DATA
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
Sales to a single customer did not aggregate 4 percent or more of total sales in 2013, 2012 and 2011. Export sales from U.S. operations to unaffiliated customers were $102.1 million, $102.1 million, and $90.6 million in 2013, 2012 and 2011, respectively.
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
INFRASTRUCTURE The Infrastructure segment serves customers that operate in the earthworks and energy sectors who support primary industries such as oil and gas, power generation, underground, surface and hard-rock mining, highway construction and road maintenance. Generally, we rely on customer intimacy to serve this segment. By gaining an in-depth understanding of our customers’ engineering and development needs, we are able to offer complete system solutions and high-performance capabilities to optimize and add value to their operations.

Segment data is summarized as follows:

(in thousands)	2013	2012	2011
Sales:
Industrial	$1,471,882	$1,667,434	$1,528,672
Infrastructure	1,117,491	1,068,812	874,821
Total sales	$2,589,373	$2,736,246	$2,403,493

Operating income:
Industrial	$173,744	$283,233	$209,663
Infrastructure	130,537	141,640	121,733
Corporate	(7,887)	(8,464)	(9,723)
Total operating income	$296,394	$416,409	$321,673

Interest expense	$27,472	$27,215	$22,760
Other expense (income), net	2,313	(775)	2,780
Income before income taxes	$266,609	$389,969	$296,133

Depreciation and amortization:
Industrial	$66,939	$70,329	$68,000
Infrastructure	46,102	33,744	25,471
Corporate	63	—	—
Total depreciation and amortization	$113,104	$104,073	$93,471

Equity income:
Industrial	$42	$7	$229
Infrastructure	—	—	—
Total equity income	$42	$7	$229

Total assets:
Industrial	$1,362,626	$1,465,300	$1,531,409
Infrastructure	1,349,870	1,306,781	785,718
Corporate	588,543	262,107	437,342
Total assets	$3,301,039	$3,034,188	$2,754,469

Capital expenditures:
Industrial	$55,082	$75,579	$48,518
Infrastructure	27,753	27,457	26,411
Corporate	—	—	8,513
Total capital expenditures	$82,835	$103,036	$83,442

Investments in affiliated companies:
Industrial	$671	$685	$829
Infrastructure	—	—	—
Total investments in affiliated companies	$671	$685	$829

Geographic information for sales, based on country of origin, and assets is as follows:

(in thousands)	2013	2012	2011
Sales:
United States	$1,052,466	$1,170,117	$1,041,427
Germany	454,807	475,076	398,532
China	239,418	214,427	194,945
Italy	94,183	80,520	64,199
Canada	93,257	80,007	59,743
United Kingdom	92,614	82,635	63,466
India	83,401	105,136	103,366
Other	479,227	528,328	477,815
Total sales	$2,589,373	$2,736,246	$2,403,493

Total assets:
United States	$1,228,923	$1,177,705	$1,165,705
Germany	646,983	485,442	472,665
China	311,053	281,386	179,223
Switzerland	207,000	216,661	231,515
Italy	172,764	172,513	66,082
Canada	138,959	134,662	40,421
United Kingdom	107,738	104,805	67,549
India	94,914	95,618	129,104
Other	392,705	365,396	402,205
Total assets:	$3,301,039	$3,034,188	$2,754,469

NOTE 19 — SELECTED QUARTERLY FINANCIAL DATA (unaudited)

For the quarter ended (in thousands, except per share data)	September 30	December 31	March 31	June 30
2013
Sales	$629,459	$633,144	$655,360	$671,410
Gross profit	208,348	199,447	208,495	228,714
Net income attributable to Kennametal	46,390	42,142	53,916	60,818
Basic earnings per share attributable to Kennametal (5)
Net income	0.58	0.53	0.68	0.77
Diluted earnings per share attributable to Kennametal (5)
Net income	0.57	0.52	0.67	0.76
2012
Sales	$658,877	$641,741	$696,411	$739,216
Gross profit	251,060	231,886	246,446	264,857
Net income attributable to Kennametal	71,986	73,697	75,499	86,048
Basic earnings per share attributable to Kennametal (5)
Net income	0.89	0.92	0.94	1.07
Diluted earnings per share attributable to Kennametal (5)
Net income	0.88	0.91	0.93	1.06
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

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
(a)  Evaluation of Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance at June 30, 2013 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
(b)  Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting is included in Item 8 of this Form 10-K and incorporated here by reference.
(c)  Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of Kennametal’s internal control over financial reporting as of June 30, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this annual report on Form 10-K, which is incorporated herein by reference.
(d)  Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION
None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding the executive officers of Kennametal Inc. is as follows: Name, Age, Position, and Experience During the Past Five Years (1).
Carlos M. Cardoso, 55
Chairman of the Board, President and Chief Executive Officer
Chairman of the Board of Directors since January 2008; President and Chief Executive Officer since January 2006.
Judith L. Bacchus, 51
Vice President and Chief Human Resources Officer
Vice President and Chief Human Resources Officer since June 2011; Vice President, Human Resources Field Services from July 2009 to June 2011; Director, Human Resources Shared Services from December 2007 to July 2009.

Martha A. Bailey, 39
Vice President Finance and Corporate Controller
Vice President Finance and Corporate Controller since December 2009; Controller, Metalworking Americas from January 2009 to December 2009; Manager, Global Financial Reporting from June 2005 to July 2009.
Robert J. Clemens, 56
Vice President and Chief Technical Officer since March 2013; Formerly, Vice President, Corporate Technology at Eastman Chemical Company (specialty chemical company) from January 2008 to February 2013.
Peter Dragich, 50
Vice President Integrated Supply Chain and Logistics
Vice President Integrated Supply Chain and Logistics since October 2012; Formerly, Vice President, Global Field Operations, Climate, Controls, and Security for United Technologies Corporation (provides products and services to aerospace and building systems industries) from May 2010 to October 2012; and Vice President, Supply Chain Management, Carrier Corporation for United Technologies Corporation (provides heating, air conditioning and refrigeration solutions) from January 2008 to May 2010.
Steven R. Hanna, 59
Vice President and Chief Information Officer
Vice President and Chief Information Officer since October 2008. Formerly, Corporate Information Officer at General Motors Corporation (a manufacturer of automobiles) from May 1998 to September 2008.
John H. Jacko, Jr., 56
Vice President and Chief Marketing Officer
Vice President and Chief Marketing Officer since July 2008; Vice President Corporate Strategy and MSSG Global Marketing from March 2007 to July 2008.
Brian E. Kelly, 50
Vice President, Tax and Treasury, and Treasurer
Vice President, Tax and Treasury, and Treasurer since August 2012; Vice President Corporate Tax and Assistant Treasurer from October 2007 to August 2012.
Kevin G. Nowe, 61
Vice President, Secretary and General Counsel
Vice President, Secretary and General Counsel since November 2009; Assistant General Counsel and Assistant Secretary from November 1992 to October 2009.
Frank P. Simpkins, 50
Vice President and Chief Financial Officer
Vice President and Chief Financial Officer since December 2006.
John R. Tucker, 66
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
Incorporated herein by reference is the information provided under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 30, 2013 (2013 Proxy Statement). Also incorporated herein by reference is the information set forth under the caption “Ethics and Corporate Governance-Code of Business Ethics and Conduct” in the 2013 Proxy Statement.
The Company has a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The members of the Audit Committee are: Timothy R. McLevish (Chair); Cindy L. Davis; Lawrence W. Stranghoener; Steven H. Wunning; and Larry D. Yost. Incorporated herein by reference is the information provided under the caption “Board of Directors and Board Committees-Committee Functions-Audit Committee” in the 2013 Proxy Statement.

ITEM 11 — EXECUTIVE COMPENSATION
Incorporated herein by reference is the information set forth under the captions “Executive Compensation,” “Analysis of Risk Inherent in Our Compensation Policies and Practices” and “Executive Compensation Tables” and certain information regarding directors’ compensation under the caption “Board of Directors and Board Committees-Board of Directors Compensation and Benefits” and “Board of Directors and Board Committees-Committee Functions-Compensation Committee Interlocks and Insider Participation” in the 2013 Proxy Statement.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference from our 2013 Proxy Statement are: (i) the information set forth under the caption “Equity Compensation Plans” and the related tabular disclosure under the table entitled “Equity Compensation Plan Information;” (ii) the information set forth under the caption “Ownership of Capital Stock by Directors, Nominees and Executive Officers” with respect to the directors’ and officers’ shareholdings; and (iii) the information set forth under the caption “Principal Holders of Voting Securities” with respect to other beneficial owners.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference is certain information set forth under the captions “Ethics and Corporate Governance—Corporate Governance – Board of Director Review and Approval of Related Person Transactions,” “Executive Compensation,” “Executive Compensation Tables” and “Ethics and Corporate Governance – Corporate Governance – Board Composition and Independence” in the 2013 Proxy Statement.
ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference is the information with respect to pre-approval policies set forth under the caption “Independent Registered Public Accounting Firm – Proposal II. Ratification of the Selection of the Independent Registered Public Accounting Firm - Audit Committee Pre-Approval Policy” and the information with respect to principal accountant fees and services set forth under “Independent Registered Public Accounting Firm – Proposal II. Ratification of the Selection of The Independent Registered Public Accounting Firm - Fees and Services” in the 2013 Proxy Statement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENNAMETAL INC.
Date: August 13, 2013	By:	/s/ Martha A. Bailey
Martha A. Bailey
Vice President Finance and Corporate Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CARLOS M. CARDOSO Carlos M. Cardoso	Chairman, President and Chief Executive Officer	August 13, 2013

/s/ FRANK P. SIMPKINS Frank P. Simpkins	Vice President and Chief Financial Officer	August 13, 2013

/s/ MARTHA A. BAILEY Martha A. Bailey	Vice President Finance and Corporate Controller	August 13, 2013

/s/ CINDY L. DAVIS Cindy L. Davis	Director	August 13, 2013

/s/ RONALD M. DEFEO Ronald M. DeFeo	Director	August 13, 2013

/s/ PHILIP A. DUR Philip A. Dur	Director	August 13, 2013

/s/ WILLIAM J. HARVEY William J. Harvey	Director	August 13, 2013

/s/ TIMOTHY R. MCLEVISH Timothy R. McLevish	Director	August 13, 2013

/s/ WILLIAM R. NEWLIN William R. Newlin	Director	August 13, 2013

/s/ LAWRENCE W. STRANGHOENER Lawrence W. Stranghoener	Director	August 13, 2013

/s/ STEVEN H. WUNNING Steven H. Wunning	Director	August 13, 2013

/s/ LARRY D. YOST Larry D. Yost	Director	August 13, 2013

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
FINANCIAL STATEMENT SCHEDULE                                    Page
Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended June 30, 2013, 2012 and 2011     68
3. Exhibits

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Sale and Purchase Agreement relating to Deloro Stellite Holdings 1 Limited dated 2012	Exhibit 2.1 of the Form 10-Q filed February 8, 2012 (File No. 001-05318) is incorporated herein by reference.
2.2	Warranty Agreement relating to Deloro Stellite Holdings 1 Limited dated January 13, 2012	Exhibit 2.2 of the Form 10-Q filed February 8, 2012 (File No. 001-05318) is incorporated herein by reference.
2.3	Tax Deed Covenant relating to Deloro Stellite Holdings 1 Limited dated March 1, 2012	Exhibit 2.1 of the Form 10-Q filed May 9, 2012 (File No. 001-05318) is incorporated herein by reference.

3	Articles of Incorporation and Bylaws
3.1	Amended and Restated Articles of Incorporation as amended through October 30, 2006	Exhibit 3.1 of the December 31, 2006 Form 10-Q filed February 9, 2007 (File No. 001-05318) is incorporated herein by reference.
3.2	Bylaws of Kennametal Inc. as amended through January 24, 2012	Exhibit 3.3 of the Form 8-K filed January 26, 2012 (File No. 001-05318) is incorporated herein by reference.

4	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Indenture, dated as of June 19, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee	Exhibit 4.1 of the Form 8-K filed June 20, 2002 (File No. 001-05318) is incorporated herein by reference.
4.2	First Supplemental Indenture, dated as of June 19, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee	Exhibit 4.2 of the Form 8-K filed June 20, 2002 (File No. 001-05318) is incorporated herein by reference.
4.3	Indenture dated February 14, 2012 between Kennametal Inc. and U.S. Bank National Association	Exhibit 4.1 of the Form 8-K filed February 14, 2012 (File No. 001-05318) is incorporated herein by reference.
4.4	First Supplemental Indenture dated February 14, 2012 between Kennametal Inc. and U.S. Bank National Association (including Form of 3.875% Note due 2022)	Exhibit 4.2 of the Form 8-K filed February 14, 2012 (File No. 001-05318) is incorporated herein by reference.
4.5	Second Supplemental Indenture dated November 7, 2012 between Kennametal Inc. and U.S. Bank National Association (including Form of 2.65% Note due 2019)	Exhibit 4.4 of the Form 8-K filed November 7, 2012 (File No. 001-05318) is incorporated herein by reference.

10	Material Contracts
10.1*	Post-Employment Consulting Agreement by and between Kennametal Inc. and Philip H. Weihl dated December 11, 2012 and effective on or about January 14, 2013.	Exhibit 10.1 of the March 31, 2013 Form 10-Q filed May 9, 2013 (File No. 001-05318) is incorporated herein by reference.
10.2*	Kennametal Inc. Management Performance Bonus Plan	Appendix A to the 2011 Proxy Statement filed September 12, 2011 (File No. 001-05318) is incorporated herein by reference.
10.3*	Deferred Fee Plan for Outside Directors, as amended and restated effective December 30, 2008	Exhibit 10.1 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.4*	Executive Deferred Compensation Trust Agreement	Exhibit 10.5 of the June 30, 1988 Form 10-K (File No. 001-05318) is incorporated herein by reference.

10.5*	Directors Stock Incentive Plan, as amended and restated effective December 30, 2008	Exhibit 10.2 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.6*	Performance Bonus Stock Plan of 1995, as amended and restated effective December 30, 2008	Exhibit 10.3 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.7*	Stock Option and Incentive Plan of 1996	Exhibit 10.14 of the September 30, 1996 Form 10-Q filed November 13, 1996 (File No. 001-05318) is incorporated herein by reference.
10.8*	Kennametal Inc. 1999 Stock Plan	Exhibit 10.5 of the Form 8-K filed June 11, 1999 (File No. 001-05318) is incorporated herein by reference.
10.9*	Kennametal Inc. Stock Option and Incentive Plan of 1999	Exhibit A of the 1999 Proxy Statement filed September 20, 1999 (File No. 001-05318) is incorporated herein by reference.
10.10*	Kennametal Inc. Stock and Incentive Plan of 2002 (as amended on October 21, 2008)	Appendix A to the 2008 Proxy Statement filed September 8, 2008 (File No. 001-05318) is incorporated herein by reference.
10.11*	Forms of Award Agreements under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended	Exhibit 10.18 of the June 30, 2004 Form 10-K filed September 10, 2004 (File No. 001-05318) is incorporated herein by reference.
10.12*	Form of Kennametal Inc. Restriced Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended)	Exhibit 10.1 of the September 30, 2009 Form 10-Q filed November 5, 2009 (File No. 001-05318) is incorporated herein by reference
10.13*	Form of Kennametal Inc. Performance Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended)	Exhibit 10.1 of Form 10-Q filed November 5, 2010 (File No. 001-05318) is incorporated herein by reference.
10.14*	Form of Employment Agreement with Carlos M Cardoso	Exhibit 10.9 of the June 30, 2000 Form 10-K filed September 22, 2000 (File No. 001-05318) is incorporated herein by reference.
10.15*	Letter Agreement amending Employment Agreement with Carlos M. Cardoso	Exhibit 10.2 of the Form 8-K filed December 9, 2005 (File No. 001-05318) is incorporated herein by reference.
10.16*	Amendment No. 3 to Employment Agreement with Carlos M. Cardoso	Exhibit 10.5 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.17*	Form of Amended and Restated Employment Agreement with Named Executive Officers (other than Mr. Cardoso)	Exhibit 10.1 of the December 31, 2006 Form 10-Q filed February 9, 2007 (File No. 001-05318) is incorporated herein by reference.
10.18*	Form of Amendment to Amended and Restated Employment Agreement with Named Executive Officers (other than Mr. Cardoso)	Exhibit 10.6 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.19*	Schedule of Named Executive Officers who have entered into the Form of Amended and Restated Employment Agreement and Form of Amendment as set forth in Exhibits 10.17 and 10.18	Filed herewith.
10.20*	Form of Indemnification Agreement for Named Executive Officers	Exhibit 10.2 of the Form 8-K filed March 22, 2005 (File No. 001-05318) is incorporated herin by reference.
10.21*	Schedule of Named Executive Officers who have entered into the Form of Indemnification Agreement as set forth in Exhibit 10.20	Filed herewith.
10.22*	Kennametal Inc. Executive Retirement Plan (for Designated Others) (as amended effective December 30, 2008)	Exhibit 10.8 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.23*	Kennametal Inc. Supplemental Executive Retirement Plan (as amended effective December 30, 2008)	Exhibit 10.9 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.24*	Description of Compensation Payable to Non-Employee Directors	Filed herewith

10.25
Third Amended and Restated Credit Agreement dated as of June 25, 2010 among Kennametal Inc., Kennametal Europe GmbH, Bank of America, N.A., London Branch (as Euro Swingline Lender), PNC Bank, National Association and JPMorgan Chase Bank, N.A. (as Co-Syndication Agents), Citizens Bank of Pennsylvania and Bank of Tokyo- Mitsubishi UFJ Trust Company (as Co-Documentation Agents), Bank of America, N.A. (as the Administrative Agent), and the following lenders: Bank of America, N.A., PNC Bank, National Association, JPMorgan Chase Bank, N.A., Bank of Tokyo-Mitsubishi UFJ Trust Company, Citizens Bank of Pennsylvania, Mizuho Corporate Bank, Ltd., Comerica Bank, Commerzbank AG New York and Grand Cayman Branches, HSBC Bank USA, National Association, Intesa Sanpaolo S.p.A New York Branch, U.S. Bank National Association, First Commonwealth Bank and TriState Capital Bank
Exhibit 10.1 of Form 8-K filed June 30, 2010 (File No. 001-05318) is incorporated herein by reference.
10.26
Amendment No. 1, dated as of October 21, 2011, to the Third Amended and Restated Credit Agreement by and among Kennametal Inc., Kennametal Europe GmbH, Bank of America, N.A., Bank of America, N.A., London Branch, PNC Bank, National Association, JPMorgan Chase Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citizens Bank of Pennsylvania, Mizuho Corporate Bank, Ltd., HSBC Bank USA, N.A., U.S. Bank National Association, Comerica Bank, Commerzbank AG New York and Grand Cayman Branches,The Huntington National Bank, First Commonwealth Bank and Intesa Sanpaolo S.p.A .
Exhibit 10.1 of Form 8-K filed October 27, 2011 (File No. 001-05318) is incorporated herein by reference.
10.27
Amendment No. 2, dated as of April 5, 2013, to the Third Amended and Restated Credit Agreement by and among Kennametal Inc., Kennametal Europe GmbH, Bank of America, N.A., Bank of America, N.A., London Branch, PNC Bank, National Association, JPMorgan Chase Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citizens Bank of Pennsylvania, Mizuho Corporate Bank, Ltd., HSBC Bank USA, N.A., U.S. Bank National Association, Commerzbank AG New York and Grand Cayman Branches,The Huntington National Bank, Compass Bank and First Commonwealth Bank.
Exhibit 10.1 of Form 8-K filed April 11, 2013 (File No. 001-05318) is incorporated herein by reference.
10.28	Form of Third Amended and Restated Guarantee (in connection with the Third Amended and Restated Credit Agreement)	Exhibit 10.26 of Form 10-K filed August 12, 2010 (File No. 001-05318) is incorporated herein by reference.
10.29*	Stock and Incentive Plan of 2010	Exhibit A of the 2010 Proxy Statement filed September 13, 2010 (File No. 001-05318) is incorporated herein by reference.
10.30*	Form of Kennametal Inc. Performance Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.2 of Form 10-Q filed February 8, 2011 (File No. 001-05318) is incorporated herein by reference.
10.31*	Form of Kennametal Inc. Restricted Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.3 of Form 10-Q filed February 8, 2011 (File No. 001-05318) is incorporated herein by reference.
10.32*	Form of Kennametal Inc. Restricted Unit Award for Non-Employee Directors (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.4 of Form 10-Q filed February 8, 2011 (File No. 001-05318) is incorporated herein by reference.
10.33*	Form of Kennametal Inc. Nonstatutory Stock Option Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.5 of Form 10-Q filed February 8, 2011 (File No. 001-05318) is incorporated herein by reference.
10.34*	Form of Kennametal Inc. Nonstatutory Stock Option Award for Non-Employee Directors (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.6 of Form 10-Q filed February 8, 2011 (File No. 001-05318) is incorporated herein by reference
10.35*	Form of Performance Unit Award (granted under Kennametal Inc. Stock and Incentive Plan 2010)	Exhibit 10.2 of Form 10-Q filed November 8, 2011 (File No. 001-05318) is incorporated herein by reference
10.36*	Form of Officer's Employment Agreement	Exhibit 10.1 of Form 8-K filed May 13, 2011 (File No. 001-05318) is incorporated herein by reference.
10.37*	Schedule of Executive Officers who have entered into the Form of Officer's Employment Agreement as set forth in Exhibits 10.36.	Filed herewith.

21	Subsidiaries of the Registrant	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31	Certifications
31.1	Certification executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.
31.2	Certification executed by Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

32	Section 1350 Certifications
32.1
Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc., and Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.
Filed herewith

*Denotes management contract or compensatory plan or arrangement.

101	XBRL
101.INS	XBRL Instance Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands) For the year ended June 30	Balance at Beginning of Year	Charges to Costs and Expenses	Charged to Other Comprehensive (Loss) Income	Recoveries	Other Adjustments		Deductions from Reserves		Balance at End of Year
2013
Allowance for doubtful accounts	$12,530	$1,532	$—	$193	$55	(1)	$(2,361)	(2)	$11,949
Reserve for excess and obsolete inventory	55,042	6,688	—	—	508	(1)	(9,499)	(3)	52,739
Deferred tax asset valuation allowance	19,502	(148)	—	—	(2,288)	(6)	(1,497)	(4)	15,569
2012
Allowance for doubtful accounts	$20,958	$(3,467)	$—	$306	$(1,260)	(1)	$(4,007)	(2)	$12,530
Reserve for excess and obsolete inventory	55,283	8,115	—	—	(4,130)	(1)	(4,226)	(3)	55,042
Deferred tax asset valuation allowance	25,662	(6,970)	—	—	810	(5)	—		19,502
2011
Allowance for doubtful accounts	$24,789	$518	$—	$966	$1,993	(1)	$(7,308)	(2)	$20,958
Reserve for excess and obsolete inventory	68,270	4,971	—	—	4,525	(1)	(22,483)	(3)	55,283
Deferred tax asset valuation allowance	47,987	(27,313)	—	—	5,491	(1)	(503)	(4)	25,662

(1)Represents currency translation adjustment.
(2)Represents uncollected accounts charged against the allowance.
(3)Represents scrapped inventory and other charges against the reserve.
(4)Represents a forfeited net operating loss deduction.
(5)Represents $3.4 million charged to goodwill relating to the business acquisition and $(2.6) million relating to currency translation adjustment.
(6)Represents $(2.0) million goodwill adjustment relating to the business acquisition and $(0.3) million relating to currency translation adjustment.