Form 10-Q
period 2013-09-30
KENNAMETAL INC
filed 2013-11-07
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at October 31, 2013
Capital Stock, par value $1.25 per share	78,418,844

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2013	2012
Sales	$619,808	$629,459
Cost of goods sold	421,571	421,111
Gross profit	198,237	208,348
Operating expense	134,264	138,860
Amortization of intangibles	5,143	5,107
Operating income	58,830	64,381
Interest expense	7,081	5,956
Other expense (income), net	611	(902)
Income before income taxes	51,138	59,327
Provision for income taxes	12,580	12,280
Net income	38,558	47,047
Less: Net income attributable to noncontrolling interests	721	657
Net income attributable to Kennametal	$37,837	$46,390
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREOWNERS
Basic earnings per share	$0.48	$0.58
Diluted earnings per share	$0.48	$0.57
Dividends per share	$0.18	$0.16
Basic weighted average shares outstanding	78,439	80,245
Diluted weighted average shares outstanding	79,470	81,405
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2013	2012
Net income	$38,558	$47,047
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of income tax benefit of $0.4 million and $0.4 million, respectively	(570)	(571)
Reclassification of unrealized loss on expired derivatives designated and qualified as cash flow hedges, net of income tax benefit of $0.3 million and $0.0 million, respectively	409	85
Unrecognized net pension and other postretirement benefit loss, net of income tax benefit of $0.7 million and $0.4 million, respectively	(1,966)	(1,118)
Reclassification of net pension and other postretirement benefit loss, net of income tax benefit of $0.2 million and $1.4 million, respectively	484	2,414
Foreign currency translation adjustments, net of income tax expense of ($1.4) million and ($1.1) million, respectively	27,910	25,080
Total comprehensive income	64,825	72,937
Comprehensive income attributable to noncontrolling interests	535	1,287
Comprehensive income attributable to Kennametal Shareowners	$64,290	$71,650
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	September 30, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$333,305	$377,316
Accounts receivable, less allowance for doubtful accounts of $12,515 and $11,949	425,436	445,322
Inventories (Note 9)	631,784	578,795
Deferred income taxes	51,351	49,707
Other current assets	52,315	48,333
Total current assets	1,494,191	1,499,473
Property, plant and equipment:
Land and buildings	391,724	381,215
Machinery and equipment	1,496,634	1,466,942
Less accumulated depreciation	(1,139,789)	(1,106,675)
Property, plant and equipment, net	748,569	741,482
Other assets:
Investments in affiliated companies	867	671
Goodwill (Note 16)	730,590	721,755
Other intangible assets, less accumulated amortization of $118,047 and $111,440 (Note 16)	235,929	222,765
Deferred income taxes	39,268	39,590
Other	80,900	75,303
Total other assets	1,087,554	1,060,084
Total assets	$3,330,314	$3,301,039
LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases (Note 10)	$143	$3,738
Notes payable to banks	2,808	40,581
Accounts payable	173,909	190,623
Accrued income taxes	23,561	19,471
Accrued expenses	90,624	88,433
Other current liabilities	133,708	124,747
Total current liabilities	424,753	467,593
Long-term debt and capital leases, less current maturities (Note 10)	703,380	703,626
Deferred income taxes	102,612	102,935
Accrued pension and post retirement benefits	165,974	162,245
Accrued income taxes	25,484	27,530
Other liabilities	34,917	24,817
Total liabilities	1,457,120	1,488,746
Commitments and contingencies
EQUITY (Note 14)
Kennametal Shareowners’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 78,404 and 77,842 shares issued	98,005	97,303
Additional paid-in capital	383,741	374,300
Retained earnings	1,422,997	1,399,227
Accumulated other comprehensive loss	(62,551)	(89,004)
Total Kennametal Shareowners’ Equity	1,842,192	1,781,826
Noncontrolling interests	31,002	30,467
Total equity	1,873,194	1,812,293
Total liabilities and equity	$3,330,314	$3,301,039
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2013	2012
OPERATING ACTIVITIES
Net income	$38,558	$47,047
Adjustments for non-cash items:
Depreciation	22,251	23,884
Amortization	5,143	5,107
Stock-based compensation expense	8,826	10,073
Deferred income tax provision	1,120	1,763
Other	56	2,161
Changes in certain assets and liabilities:
Accounts receivable	26,047	46,814
Inventories	(28,556)	(31,628)
Accounts payable and accrued liabilities	(23,749)	(89,240)
Accrued income taxes	596	(11,286)
Other	(5,867)	(1,557)
Net cash flow provided by operating activities	44,425	3,138
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(24,974)	(15,803)
Disposals of property, plant and equipment	148	423
Business acquisitions, net of cash acquired	(17,547)	—
Other	224	(64)
Net cash flow used for investing activities	(42,149)	(15,444)
FINANCING ACTIVITIES
Net (decrease) increase in notes payable	(38,084)	11,734
Net decrease in short-term revolving and other lines of credit	(3,600)	(15,300)
Term debt borrowings	4,694	267,496
Term debt repayments	(5,000)	(228,478)
Purchase of capital stock	(4,327)	(26,034)
Dividend reinvestment and the effect of employee benefit and stock plans	12,535	2,968
Cash dividends paid to Shareowners	(14,067)	(12,924)
Other	(477)	3,755
Net cash flow (used for) provided by financing activities	(48,326)	3,217
Effect of exchange rate changes on cash and cash equivalents	2,039	3,151
CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(44,011)	(5,938)
Cash and cash equivalents, beginning of period	377,316	116,466
Cash and cash equivalents, end of period	$333,305	$110,528
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION
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
The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with our 2013 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2013 was derived from the audited balance sheet included in our 2013 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal adjustments. The results for the three months ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2014 is to the fiscal year ending June 30, 2014. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

3.	NEW ACCOUNTING STANDARDS
Adopted

As of July 1, 2013, Kennametal adopted disclosure requirements related to reclassifications out of accumulated other comprehensive income by component. See Note 15 to these condensed consolidated financial statements for required disclosures. Other than the change in disclosures, the adoption of this guidance had no impact on the condensed consolidated financial statements.

As of July 1, 2013, Kennametal adopted additional guidance on testing indefinite lived intangible assets for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. The adoption of this guidance had no impact on the condensed consolidated financial statements.

4.    SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
(in thousands)	2013	2012
Cash paid during the period for:
Interest	$7,020	$8,496
Income taxes	7,260	21,247
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	8,600	—

5.	FAIR VALUE MEASUREMENTS
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Level 3: Inputs that are unobservable.
As of September 30, 2013, the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$107	$—	$107
Total assets at fair value	$—	$107	$—	$107

Liabilities:
Derivatives (1)	$—	$862	$—	$862
Contingent consideration	—	—	14,000	14,000
Total liabilities at fair value	$—	$862	$14,000	$14,862

As of June 30, 2013, the fair value of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$775	$—	$775
Total assets at fair value	$—	$775	$—	$775

Liabilities:
Derivatives (1)	$—	$530	$—	$530
Total liabilities at fair value	$—	$530	$—	$530
 (1) Currency derivatives are valued based on observable market spot and forward rates and are classified within Level 2 of the fair value hierarchy.

The fair value of contingent consideration payable that was classified as Level 3 relates to our probability assessments of expected future milestone targets related to the Comercializadora Emura S.R.L and certain related entities (Emura) acquisition. The contingent consideration is to be paid over the next 3 years.

6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As part of our financial risk management program, we use certain derivative financial instruments. We do not enter into derivative transactions for speculative purposes and, therefore, hold no derivative instruments for trading purposes. We account for derivative instruments as a hedge of the related asset, liability, firm commitment or anticipated transaction, when the derivative is specifically designated and qualifies as a hedge of such items. Our objective in managing foreign exchange exposures with derivative instruments is to reduce volatility in cash flow. We measure hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The ineffective portions are recorded in other expense (income), net.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheet are as follows:

(in thousands)	September 30, 2013	June 30, 2013
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$101	$658
Other current liabilities - range forward contracts	(853)	(522)
Other assets - range forward contracts	—	69
Total derivatives designated as hedging instruments	(752)	205
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	6	48
Other current liabilities - currency forward contracts	(9)	(8)
Total derivatives not designated as hedging instruments	(3)	40
Total derivatives	$(755)	$245

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

	Three Months Ended September 30,
(in thousands)	2013	2012
Other expense (income), net - currency forward contracts	$42	$1,209

FAIR VALUE HEDGES

Fixed-to-floating interest rate swap contracts, designated as fair value hedges, are entered into from time to time to hedge our exposure to fair value fluctuations on a portion of our fixed rate debt. We had no such contracts outstanding at September 30, 2013 or June 30, 2013.
CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive loss, and are recognized as a component of other expense (income), net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at September 30, 2013 and June 30, 2013, was $84.7 million and $102.2 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at September 30, 2013, we expect to recognize into earnings in the next 12 months $0.8 million of gains on outstanding derivatives.
In February 2012, we settled forward starting interest rate swap contracts to convert $150.0 million of our floating rate debt to fixed rate debt. Upon settlement, we made a cash payment of $22.4 million. The loss is being amortized as a component of interest expense over the term of the related debt using the effective interest rate method. During both the three months ended September 30, 2013 and 2012, 0.5 million was recognized as interest expense.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following represents gains and losses related to cash flow hedges:

	Three Months Ended September 30,
(in thousands)	2013	2012
Gains (losses) recognized in other comprehensive loss, net	$(570)	$(571)
Losses (gains) reclassified from accumulated other comprehensive loss into other expense (income), net	$390	$(41)
No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the three months ended September 30, 2013 and 2012.

7.	STOCK-BASED COMPENSATION
Stock Options
The assumptions used in our Black-Scholes valuation related to grants made during the three months ended September 30, 2013 and 2012 were as follows:

	2013	2012
Risk-free interest rate	1.3%	0.6%
Expected life (years) (1)	4.5	4.5
Expected volatility (2)	40.4%	49.5%
Expected dividend yield	1.5%	1.3%
(1) Expected life is derived from historical experience.
(2)    Expected volatility is based on the implied historical volatility of our stock.

Changes in our stock options for the three months ended September 30, 2013 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2013	2,729,068	$30.40
Granted	342,662	45.24
Exercised	(338,072)	25.85
Lapsed and forfeited	—	—
Options outstanding, September 30, 2013	2,733,658	$32.83	6.1	$34,918
Options vested and expected to vest, September 30, 2013	2,682,865	$32.68	6.0	$34,681
Options exercisable, September 30, 2013	1,860,371	$29.76	4.8	$29,466
During the three months ended September 30, 2013 and 2012, compensation expense related to stock options was $3.0 million and $2.8 million, respectively. As of September 30, 2013, the total unrecognized compensation cost related to options outstanding was $4.6 million and is expected to be recognized over a weighted average period of 2.9 years.
Weighted average fair value of options granted during the three months ended September 30, 2013 and 2012 was $13.79 and $13.52, respectively. Fair value of options vested during the three months ended September 30, 2013 and 2012 was $4.5 million and $4.5 million, respectively.
Tax benefits, relating to excess stock-based compensation deductions, are presented in the condensed consolidated statements of cash flow as financing cash inflows. Tax benefits resulting from stock-based compensation deductions exceeded amounts reported for financial reporting purposes by $3.4 million and $0.7 million for the three months ended September 30, 2013 and 2012, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amount of cash received from the exercise of capital stock options during the three months ended September 30, 2013 and 2012 was $8.7 million and $1.7 million, respectively. The related tax benefit for the three months ended September 30, 2013 and 2012 was $1.8 million and $0.3 million, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2013 and 2012 was $6.3 million and $1.1 million, respectively.
Under the provisions of the Kennametal Inc. Stock and Incentive Plan of 2010, Plan participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during both the three months ended September 30, 2013 and 2012 were immaterial.

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
Changes in our time vesting and performance vesting restricted stock units for the three months ended September 30, 2013 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested performance vesting and time vesting restricted stock units, June 30, 2013	367,612	$32.08	815,210	$34.53
Granted	82,449	45.24	298,345	45.13
Vested	(156,798)	26.89	(285,562)	32.22
Performance metric not achieved	(95,907)	45.24	—	—
Forfeited	—	—	(17,999)	38.83
Unvested performance vesting and time vesting restricted stock units, September 30, 2013	197,356	$40.92	809,994	$39.15
During the three months ended September 30, 2013 and 2012, compensation expense related to time vesting and performance vesting restricted stock units was $5.7 million and $7.1 million, respectively. As of September 30, 2013, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $23.0 million and is expected to be recognized over a weighted average period of 2.8 years.

8.	BENEFIT PLANS
We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to some U.S. employees.
The table below summarizes the components of net periodic pension cost:

	Three Months Ended September 30,
(in thousands)	2013	2012
Service cost	$1,716	$1,951
Interest cost	10,176	9,581
Expected return on plan assets	(14,796)	(14,078)
Amortization of transition obligation	18	18
Amortization of prior service credit	(59)	(49)
Recognition of actuarial losses	662	3,747
Net periodic pension cost	$(2,283)	$1,170

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below summarizes the components of the net periodic other postretirement benefit cost:

	Three Months Ended September 30,
(in thousands)	2013	2012
Service cost	$14	$18
Interest cost	251	234
Amortization of prior service cost	(28)	(28)
Recognition of actuarial loss	79	104
Net periodic other postretirement benefit cost	$316	$328

9.	INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 51 percent and 52 percent of total inventories at September 30, 2013 and June 30, 2013, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

Inventories consisted of the following:

(in thousands)	September 30, 2013	June 30, 2013
Finished goods	$326,751	$303,307
Work in process and powder blends	262,000	244,180
Raw materials	143,739	137,602
Inventories at current cost	732,490	685,089
Less: LIFO valuation	(100,706)	(106,294)
Total inventories	$631,784	$578,795

10.	LONG-TERM DEBT AND CAPITAL LEASES
Our $600 million five-year, multi-currency, revolving credit facility (2011 Credit Agreement) requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of September 30, 2013. We had $0 million and $3.6 million of borrowings outstanding under the 2011 Credit Agreement as of September 30, 2013 and June 30, 2013, respectively. Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries. The 2011 Credit Agreement matures in April 2018.
Fixed rate debt had a fair market value of $676.4 million and $680.1 million at September 30, 2013 and June 30, 2013, respectively. The Level 1 fair value is determined based on the quoted market price of this debt as of September 30, 2013 and June 30, 2013, respectively.

11.	ENVIRONMENTAL MATTERS
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At September 30, 2013 and June 30, 2013, the balances of these reserves were $5.2 million and $5.1 million. These reserves represent anticipated costs associated with the remediation of these issues.
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

12.	INCOME TAXES
The effective income tax rate for the three months ended September 30, 2013 and 2012 was 24.6 percent and 20.7 percent, respectively. The increase was primarily driven by a favorable European audit settlement in the prior year, partially offset by a lower relative U.S. earnings contribution in the current year, as well as a favorable valuation allowance adjustment related to a state tax law change.

13.	EARNINGS PER SHARE
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
For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options, unvested restricted stock awards and unvested restricted stock units by 1.0 million shares and 1.2 million shares for the three months ended September 30, 2013 and 2012, respectively. Unexercised capital stock options, restricted stock units and restricted stock awards of 0.5 million shares and 1.1 million shares for the three months ended September 30, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore the inclusion would have been anti-dilutive.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.	EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareowners’ equity and equity attributable to noncontrolling interests as of September 30, 2013 and 2012 is as follows:

	Kennametal Shareowners’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2013	$97,303	$374,300	$1,399,227	$(89,004)	$30,467	$1,812,293
Net income	—	—	37,837	—	721	38,558
Other comprehensive income	—	—	—	26,453	(186)	26,267
Dividend reinvestment	2	77	—	—	—	79
Capital stock issued under employee benefit and stock plans	827	13,564	—	—	—	14,391
Purchase of capital stock	(127)	(4,200)	—	—	—	(4,327)
Cash dividends paid	—	—	(14,067)	—	—	(14,067)
Balance as of September 30, 2013	$98,005	$383,741	$1,422,997	$(62,551)	$31,002	$1,873,194

	Kennametal Shareowners’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2012	$100,106	$447,433	$1,246,973	$(150,662)	$24,371	$1,668,221
Net income	—	—	46,390	—	657	47,047
Other comprehensive loss	—	—	—	25,260	630	25,890
Dividend reinvestment	2	68	—	—	—	70
Capital stock issued under employee benefit and stock plans	297	10,444	—	—	—	10,741
Purchase of capital stock	(885)	(25,149)	—	—	—	(26,034)
Cash dividends paid	—	—	(12,924)	—	—	(12,924)
Noncontrolling interests acquired	—	—	—	—	(479)	(479)
Balance as of September 30, 2012	$99,520	$432,796	$1,280,439	$(125,402)	$25,179	$1,712,532

The amounts of comprehensive income attributable to Kennametal Shareowners and noncontrolling interests are disclosed in the Condensed Consolidated Statements of Comprehensive Income.

15.    ACCUMULATED OTHER COMPREHENSIVE LOSS

Total accumulated other loss consists of net income and other changes in equity from transactions and other events from sources other than shareowners. It includes postretirement benefit plan adjustments, currency translation adjustments, and unrealized gains and losses from derivative instruments designated as cash flow hedges.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of, and changes in, accumulated other comprehensive loss (AOCL) were as follows (net of tax):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2013	$(83,937)	$7,414	$(12,481)	$(89,004)
Other comprehensive loss before reclassifications	(1,966)	28,096	(570)	25,560
Amounts reclassified from AOCL	484	—	409	893
Net current period other comprehensive loss	(1,482)	28,096	(161)	26,453
AOCL, September 30, 2013	$(85,419)	$35,510	$(12,642)	$(62,551)

Attributable to noncontrolling interests:
Balance, June 30, 2013	$—	$721	$—	$721
Other comprehensive loss before reclassifications	—	(186)	—	(186)
Net current period other comprehensive loss	—	(186)	—	(186)
AOCL, September 30, 2013	$—	$535	$—	$535

Reclassifications out of AOCL for the quarter ended September 30, 2013 consisted of the following:

Details about AOCL components	Three months ended September 30, 2013	Affected line item in the Income Statement
Gains and losses on cash flow hedges:
Forward starting interest rate swaps	$486	Interest expense
Currency exchange contracts	178	Other expense (income), net
Total before tax	664
Tax benefit	255	Provision for income taxes
Net of tax	$409

Postretirement benefit plans:
Amortization of transition obligations	$18	See pension note 8 for further details
Amortization of prior service credit	(87)	See pension note 8 for further details
Recognition of actuarial losses	741	See pension note 8 for further details
Total before taxes	672
Tax benefit	188	Provision for income taxes
Net of tax	$484

16.	GOODWILL AND OTHER INTANGIBLE ASSETS
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Industrial	Infrastructure	Total
Goodwill	$273,757	$598,840	$872,597
Accumulated impairment losses	(15,674)	(135,168)	(150,842)
Balance as of June 30, 2013 (1)	$258,083	$463,672	$721,755
Translation	3,225	5,610	8,835
Change in goodwill	3,225	5,610	8,835
Goodwill	276,982	604,450	881,432
Accumulated impairment losses	(15,674)	(135,168)	(150,842)
Balance as of September 30, 2013	$261,308	$469,282	$730,590
(1) The balance as of June 30, 2013 have been restated to reflect the change in reportable operating segments.

The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	September 30, 2013		June 30, 2013
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract-based	3 to 15	$21,843	$(8,899)	$21,450	$(8,374)
Technology-based and other	4 to 20	54,081	(26,910)	38,005	(26,006)
Customer-related	10 to 20	180,372	(62,098)	178,318	(58,148)
Unpatented technology	15 to 30	46,285	(10,518)	45,972	(9,761)
Trademarks	5 to 20	14,312	(9,622)	14,055	(9,151)
Trademarks	Indefinite	37,083	—	36,405	—
Total		$353,976	$(118,047)	$334,205	$(111,440)
During the three months ended September 30, 2013, we recorded amortization expense of $5.1 million related to our other intangible assets and favorable currency translation adjustments of $2.4 million.
On August 1, 2013, we acquired the assets of Emura in our Infrastructure segment. As a result of the acquisition we increased other intangible assets by $16.0 million based on our preliminary purchase price allocations. We recorded supplier relationship intangible assets in technology-based and other of $15.5 million with an estimated useful life of 20 years, contract-based intangibles of $0.4 million with an estimated useful life of 3 years and trademarks of $0.1 million with an estimated useful life of 20 years. These intangible assets will be amortized over their respective estimated useful lives.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Industrial segment generally serves customers that operate in industrial end markets such as aerospace and defense, transportation and general engineering. The customers in these end markets manufacture engines, airframes, automobiles, trucks, ships and various types of industrial equipment. The technology and customization requirements for customers we serve vary by customer, application and industry. The value we deliver to our Industrial segment customers centers on our application expertise and our diverse offering of products and services.
The Infrastructure segment generally serves customers that operate in the earthworks and energy sectors who support primary industries such as oil and gas, power generation, underground, surface and hard-rock mining, highway construction and road maintenance. Generally, we rely on customer intimacy to serve this segment. By gaining an in-depth understanding of our customers’ engineering and development needs, we are able to offer complete system solutions and high-performance capabilities to optimize and add value to their operations.
Corporate expenses related to executive retirement plans, the Company’s Board of Directors and strategic initiatives, as well as certain other costs, are reported as Corporate.
Our sales and operating income by segment are as follows:

	Three Months Ended September 30,
(in thousands)	2013	2012 (1)
Sales:
Industrial	$338,230	$335,194
Infrastructure	281,578	294,265
Total sales	$619,808	$629,459
Operating income:
Industrial	$39,820	$39,327
Infrastructure	21,689	27,597
Corporate	(2,679)	(2,543)
Total operating income	58,830	64,381
Interest expense	7,081	5,956
Other expense (income), net	611	(902)
Income from continuing operations before income taxes	$51,138	$59,327
(1) Amounts for the three months ended September 30, 2012 have been restated to reflect the change in reportable operating segments.

Segment assets by segment are as follows:

(in thousands)	September 30, 2013	June 30, 2013 (2)
Total assets:
Industrial	$1,207,569	$1,190,026
Infrastructure	1,564,076	1,522,470
Corporate	558,669	588,543
Total assets	$3,330,314	$3,301,039
(2) Amounts as of June 30, 2013 have been restated to reflect the change in reportable operating segments.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.	SUBSEQUENT EVENTS
On November 4, 2013, Kennametal completed its transaction to acquire the Tungsten Materials business from Allegheny Technologies Incorporated (ATI) which includes all of the assets of TDY Industries, LLC, a wholly owned subsidiary of ATI, used or held for use by TDY in connection with the business; and all of the shares of TDY Limited and ATI Holdings SAS, both wholly-owned subsidiaries of ATI for a purchase price of approximately $605.0 million subject to a purchase price adjustment. ATI's Tungsten Materials Business, with approximately $340.0 million in annual sales, is a leading producer of tungsten metallurgical powders, as well as tooling technologies and components. The business has approximately 1,175 employees in 12 locations across 7 countries. We funded the acquisition primarily through a combination of cash from operations and available borrowings under our existing revolving credit facility. At the time of filing, sufficient information is not available to estimate the fair value of assets and liabilities acquired. We will provide such information in our future filings.

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

Our sales of $619.8 million for the quarter ended September 30, 2013 decreased 2 percent compared to sales for the September quarter one year ago. Operating income was $58.8 million, a decrease of $5.6 million as compared to $64.4 million in the prior year quarter. The decrease in operating income was driven by lower organic sales and unfavorable business mix, partially offset by lower raw material costs and reduced operating expense due to the Company's continued cost discipline. Operating income included a non-recurring physical inventory adjustment of $5.7 million and $1.1 million of acquisition-related charges. Organic sales decline includes both volume and price.

We reported current quarter earnings per diluted share of $0.48.

We generated strong cash flow from operating activities of $44.4 million during the three months ended September 30, 2013. Capital expenditures were $25.0 million during the quarter.

We invested further in technology and innovation to continue delivering a high level of new products to our customers. Research and development expenses included in operating expense totaled $10.4 million for the three months ended September 30, 2013.

On September 14, 2013, Kennametal announced that we signed a definitive agreement to acquire Allegheny Technologies Incorporated's (ATI) Tungsten Materials business for approximately $605 million. ATI's Tungsten Materials business, with approximately $340.0 million in annual sales, is a leading producer of tungsten metallurgical powders, as well as tooling technologies and components. The business has approximately 1,175 employees in 12 locations across 7 countries.

The acquisition advances our core strategy that seeks to diversify the company's tungsten sourcing to balance supplies, costs and access to raw materials, including those produced from recycled products. The ability of the tungsten materials business to produce critical materials from recovered tooling and scrap will enhance our material sourcing and development capabilities to support the company's growth initiatives. The acquisition accelerates our previously announced plans to expand capacity and develop an advanced tungsten carbide recycling facility in the U.S. to serve global markets. We also estimate that this will reduce planned capital expenditures by approximately $30.0 million to $35.0 million and expects to achieve economy of scale six to eight years earlier than prior projections. The acquisition is expected to generate significant synergies.

On November 4, 2013 Kennametal completed the transaction to acquire the Tungsten Materials business from ATI for approximately $605 million subject to a purchase price adjustment. We funded the acquisition primarily through a combination of cash from operations and available borrowings under our existing revolving credit facility.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ENHANCED OPERATING STRUCTURE IMPLEMENTED AS OF JULY1, 2013

We enhanced our organizational structure to align a broader base management team with customer-facing products and technology platforms, as well as to further increase cross-selling opportunities. This operating structure supports our stated growth objectives across diverse market sectors, preserves the focus on customers and increases product innovation. We will continue to report results in each of the Industrial and Infrastructure segments, as well as by served end markets, while also providing expanded disclosures discussing technology-based sales for each segment. Consistent with previous allocation methodologies, corporate expenses related to each segment will be classified accordingly. Previously disclosed Industrial and Infrastructure segment results were restated for certain sales reclassifications based on products and technologies.

The following narrative provides further discussion and analysis of our results of operations, liquidity and capital resources, as well as other pertinent matters.

RESULTS OF CONTINUING OPERATIONS

SALES

Sales for the three months ended September 30, 2013 were $619.8 million, a decrease of $9.7 million or 2 percent, from $629.5 million in the prior year quarter. The decrease in sales was driven by a 3 percent organic decline, partially offset by a 1 percent favorable impact from more business days. The decrease in sales was primarily due to continuing weakness in the mining sector and near-term demand softness in the energy market. Sales declined by approximately 8 percent in the earthworks markets, 4 percent in aerospace and defense and 3 percent in the energy markets, while general engineering grew by 3 percent and transportation grew by 2 percent.

GROSS PROFIT

Gross profit for the three months ended September 30, 2013 was $198.2 million, a decrease of $10.1 million from $208.3 million in the prior year quarter. The decrease was primarily due to lower organic sales, unfavorable business mix and a non-recurring physical inventory adjustment of $5.7 million related to our mining business, partially offset by lower raw material costs. The gross profit margin for the three months ended September 30, 2013 was 32.0 percent, as compared to 33.1 percent generated in the prior year quarter.

OPERATING EXPENSE

Operating expense for the three months ended September 30, 2013 decreased $4.6 million or 3.3 percent to $134.3 million as compared to $138.9 million in the prior year quarter. The decrease was primarily due to containment of discretionary spending, partially offset by acquisition related-charges of $1.1 million.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2013 increased $1.1 million to $7.1 million as compared to
$6.0 million in the prior year quarter. The increase was primarily due to the higher borrowing rate for our $400 million 2.65 percent Senior Unsecured Notes as compared to the borrowings under the 2011 Credit Agreement, partially offset by lower year-over-year borrowings.

OTHER EXPENSE (INCOME), NET

Other expense, net for the three months ended September 30, 2013 was $0.6 million compared to other income, net of $0.9 million for the prior year quarter. The decrease was primarily due to unfavorable currency exchange rate losses of $1.4 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES
The effective income tax rate for the three months ended September 30, 2013 and 2012 was 24.6 percent and 20.7 percent, respectively. The increase was primarily driven by a favorable effective settlement of an income tax audit in Europe in the prior year, partially offset by a lower current year relative U.S. earnings contribution, as well as a favorable valuation allowance adjustment related to a state tax law change.

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

Amounts for the three months ended September 30, 2012 have been restated to reflect the enhanced operating structure as of July 1, 2013.
INDUSTRIAL

	Three Months Ended September 30,
(in thousands)	2013	2012
Sales	$338,230	$335,194
Operating income	39,820	39,327

For the three months ended September 30, 2013, Industrial sales increased by 1 percent due to the favorable impact of more business days. Organic growth was flat. Sales increased by 2 percent in general engineering, 2 percent in transportation and 1 percent in energy, partially offset by a 2 percent decline in aerospace and defense. General engineering increased due to improvements in production and overall demand for machinery and the transportation market increased due to improvement in the light vehicle market. The decline in aerospace and defense is due to the timing of orders. On a regional basis, sales increased approximately 6 percent in Europe, remained relatively flat in the Americas and decreased by 5 percent in Asia. WIDIA reflected an increase year-over-year in all geographic regions. The sales increase in Europe was primarily driven by the performance in the transportation and general engineering end markets. The sales decrease in Asia was primarily driven by the decline in the transportation end markets.

For the three months ended September 30, 2013, Industrial operating income increased by $0.5 million. Industrial operating margin was 11.8 percent compared with 11.7 percent in the prior year.
INFRASTRUCTURE

	Three Months Ended September 30,
(in thousands)	2013	2012
Sales	$281,578	$294,265
Operating income	21,689	27,597

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended September 30, 2013, Infrastructure sales decreased by 4 percent, driven by a 6 percent organic decline, partially offset by a 2 percent favorable impact from more business days. Sales declined 8 percent in earthworks markets, 4 percent in energy and 1 percent in transportation, partially offset by a 11 percent increase in general engineering. Earthworks sales declined from persistently weak underground coal mining market in China and the U.S., partially offset by highway construction sales growth of 6 percent due to increased demand in all three regions. Energy sales decreased due to lower drilling activity in oil and gas in the U.S., partially offset by gains in production and completion applications. General engineering and transportation reflects higher volumes from integrators and distributors. On a regional basis, sales grew 3 percent in Europe, offset by a decrease of 7 percent in Asia and 7 percent in the Americas. The sales increase in Europe was driven primarily by the performance in the energy and general engineering end markets. The sales decrease in Americas was driven primarily by the decrease in the energy and earthworks end markets, partially offset by the performance in the transportation end market. The sales decrease in Asia was driven primarily by the decrease in the earthworks and transportation end markets, partially offset by the performance in the energy end market.

For the three months ended September 30, 2013, Infrastructure operating income decreased by $5.9 million. The primary drivers for the decrease in operating income were reduced organic sales and a non-recurring physical inventory adjustment of $5.7 million relating to our mining business. Infrastructure operating margin was 7.7 percent compared with 9.4 percent in the prior year.
CORPORATE

	Three Months Ended September 30,
(in thousands)	2013	2012
Corporate unallocated expense	$(2,679)	$(2,543)

For the three months ended September 30, 2013, Corporate unallocated expense increased $0.1 million primarily due to acquisition related-charges of $1.1 million, mostly offset by lower professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations and borrowings against our five-year, multi-currency, revolving credit facility (2011 Credit Agreement) are the primary sources of funding for capital expenditures and internal growth. During the quarter ended September 30, 2013, cash flow provided by operating activities was $44.4 million, driven by our operating performance, and we had no outstanding borrowings on our 2011 Credit Agreement as of September 30, 2013.

The 2011 Credit Agreement is used to augment cash from operations and as an additional source of funds. The 2011 Credit Agreement permits revolving credit loans of up to $600.0 million for working capital, capital expenditures and general corporate purposes. The 2011 Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2011 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The 2011 Credit Agreement matures in April 2018.

The 2011 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of September 30, 2013. For the three months ended September 30, 2013, average daily borrowings outstanding under the 2011 Credit Agreement were approximately $6.0 million. Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries.

We consider the unremitted earnings of our non-U.S. subsidiaries that have not previously been taxed in the U.S. to be permanently reinvested. As of September 30, 2013, cash and cash equivalents of $232.6 million would not be available for use in the U.S. on a long term basis, without incurring U.S. federal and state income tax consequences. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At September 30, 2013, cash and cash equivalents were $333.3 million, total debt was $706.3 million and total Kennametal Shareowners' equity was $1,842.2 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.

There have been no material changes in our contractual obligations and commitments since June 30, 2013.
Cash Flow Provided by Operating Activities
During the three months ended September 30, 2013, cash flow provided by operating activities was $44.4 million, compared to $3.1 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $76.0 million, partially offset by changes in certain assets and liabilities netting to an outflow of $31.5 million. Contributing to the changes in certain assets and liabilities were an increase in inventory of $28.6 million primarily driven by higher finished goods, a decrease in accounts payable and accrued liabilities of $23.7 million primarily driven by timing of payroll payments and a decrease in federal tax payments of $11.9 million. Offsetting these cash outflows were a decrease in accounts receivable of $26.0 million due to lower sales volume and improved collections and a decrease in accrued income taxes of $0.6 million.

During the three months ended September 30, 2012, cash flow provided by operating activities consisted of net income and non-cash items amounting to an inflow of $90.0 million, partially offset by changes in certain assets and liabilities netting to an outflow of $86.9 million. Contributing to the changes in certain assets and liabilities was a decrease in accounts payable and accrued liabilities of $89.2 million primarily driven by lower accounts payable, payment of $19.0 million of incentive compensation and timing of payroll payments, an increase in inventory of $31.6 million primarily raw materials, a decrease in accrued income taxes of $11.3 million and a decrease in other of $1.6 million, partially offset by a decrease in accounts receivable of $46.8 million due to lower sales volume.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $42.1 million for the three months ended September 30, 2013, compared to
$15.4 million in the prior year period. During the current year period, cash flow used for investing activities included capital expenditures, net of $24.8 million, which consisted primarily of equipment upgrades and two acquisitions in the Infrastructure segment totaling $17.5 million.

For the three months ended September 30, 2012, cash flow used for investing activities included capital expenditures, net of $15.4 million, which consisted primarily of equipment upgrades.
Cash Flow (Used for) Provided by Financing Activities
Cash flow used for financing activities was $48.3 million for the three months ended September 30, 2013 compared to cash flow provided by financing activities of $3.2 million in the prior year period. During the current year period, cash flow used for financing activities included $42.0 million net decrease in borrowings, $14.1 million of cash dividends paid to Shareowners, $4.3 million used for the purchase of capital stock and $0.5 million of other. These cash flows were offset by $12.5 million of dividend reinvestment and the effect of employee benefit and stock plans.

During the three months ended September 30, 2012, cash flow provided by financing activities included $35.5 million net increase in borrowings, $3.8 million of other and $3.0 million of dividend reinvestment and the effect of employee benefit and stock plans. These cash flows were offset by $26.0 million used for the purchase of capital stock and $12.9 million of cash dividends paid to Shareowners.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION

Working capital was $1,069.4 million at September 30, 2013, an increase of $37.6 million from $1,031.9 million at June 30, 2013. The increase in working capital was primarily driven by an increase in inventory of $53.0 million mainly due to higher finished goods,work-in-process and $17.0 million impact from an acquisition during the current quarter, a decrease in current maturities of long-term debt, capital leases and notes payable of $41.4 million primarily due to lower notes payable and a decrease in accounts payable of $16.7 million. Partially offsetting these items was a decrease in cash and and cash equivalents of $44.0 million, a decrease in accounts receivable of $19.9 million due to lower organic sales and improved collections and an increase in other current liabilities of $9.0 million driven primarily by an acquisition during the current quarter of $15.0 million, which included $4.0 million relating to contingent consideration and $11.0 million related to deferred tax liabilities, partially offset by incentive compensation paid during the current quarter and the impact of cost containment measures. Currency exchange effects accounted for $11.0 million of the working capital change.

Property, plant and equipment, net increased $7.1 million from $741.5 million at June 30, 2013 to $748.6 million at September 30, 2013, primarily due to capital additions of $16.4 million, favorable currency exchange impact of $7.6 million and $7.1 million from acquisitions during the current quarter, partially offset by depreciation expense of $22.3 million.
At September 30, 2013, other assets were $1,087.6 million, an increase of $27.5 million from $1,060.1 million at June 30, 2013. The primary drivers for the increase were an increase in other intangible assets of $13.2 million, an increase in goodwill of $8.8 million and an increase in other assets of $5.6 million. The change in other intangible assets was due to a $16.0 million acquisition impact during the current quarter and favorable currency exchange effects of $2.4 million, offset by amortization expense of $5.1 million. The change in goodwill was due to favorable currency exchange effects of $8.8 million. The change in other assets was primarily due to lower pension discount rates.

Long-term debt and capital leases decreased by $0.2 million to $703.4 million at September 30, 2013 from $703.6 million at
June 30, 2013.

Kennametal Shareowners' equity was $1,842.2 million at September 30, 2013, an increase of $60.4 million from $1,781.8 million at June 30, 2013. The increase was primarily due to net income attributable to Kennametal of $37.8 million, currency exchange adjustments of $28.1 million and capital stock issued under employee benefit and stock plans of $14.4 million, partially offset by cash dividends paid to Shareowners of $14.1 million and the purchase of capital stock of $4.3 million.

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

Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At September 30, 2013 and June 30, 2013, the balances of these reserves were $5.2 million and $5.1 million, respectively. These reserves represent anticipated costs associated with the remediation of these issues.

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
There have been no changes to our critical accounting policies since June 30, 2013.

NEW ACCOUNTING STANDARDS

See Note 3 to our condensed consolidated financial statements set forth in Part I Item 1 of this Quarterly Report on Form 10-Q for a description of new accounting standards.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk exposure since June 30, 2013.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at September 30, 2013 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The SEC's general guidance permits the exclusion of an assessment of the effectiveness of a registrant's disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, the Company completed the acquisition of Emura on August 1, 2013. Emura represents less than 1 percent of the Company's total assets as of September 30, 2013. Management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of September 30, 2013 excluded an assessment of the internal control over financial reporting of Emura.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2013	50,051	$42.54	50,000	10,375,100
August 1 through August 31, 2013	187,703	44.57	45,000	10,330,100
September 1 through September 30, 2013	5,000	42.48	5,000	10,325,100
Total	242,754	$44.11	100,000

(1)
During the current period, 1,754 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 141,000 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.

(2)	On July 25, 2013, the Company publicly announced an amended repurchase program for up to 17 million shares of its outstanding capital stock.

ITEM 6. EXHIBITS

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
(2.1)	Purchase Agreement relating to the Tungsten Materials Business of Allegheny Technologies Incorporated dated as of September 13, 2013
Filed herewith. Exhibits to the Purchase Agreement identified in the Table of Contents to the Purchase Agreement are not being filed but will be furnished supplementally to the Securities and Exchange Commission upon request.

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

KENNAMETAL INC.

Date:	November 7, 2013	By:	/s/ Martha Fusco
Martha Fusco Vice President Finance and Corporate Controller