Form 10-Q
period 2013-12-31
KENNAMETAL INC
filed 2014-02-06
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013
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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at January 31, 2014
Capital Stock, par value $1.25 per share	78,600,322

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share amounts)	2013	2012	2013	2012
Sales	$689,936	$633,144	$1,309,743	$1,262,603
Cost of goods sold	482,965	433,697	904,536	854,808
Gross profit	206,971	199,447	405,207	407,795
Operating expense	148,421	127,778	282,685	266,638
Restructuring charges (Note 8)	2,310	—	2,310	—
Amortization of intangibles	6,524	5,200	11,667	10,307
Operating income	49,716	66,469	108,545	130,850
Interest expense	8,037	6,970	15,118	12,926
Other expense (income), net	856	655	1,466	(246)
Income before income taxes	40,823	58,844	91,961	118,170
Provision for income taxes	16,656	15,535	29,236	27,815
Net income	24,167	43,309	62,725	90,355
Less: Net (loss) income attributable to noncontrolling interests	(42)	1,167	679	1,823
Net income attributable to Kennametal	$24,209	$42,142	$62,046	$88,532
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREOWNERS
Basic earnings per share	$0.31	$0.53	$0.79	$1.11
Diluted earnings per share	$0.30	$0.52	$0.78	$1.09
Dividends per share	$0.18	$0.16	$0.36	$0.32
Basic weighted average shares outstanding	78,729	79,713	78,587	79,980
Diluted weighted average shares outstanding	79,776	80,986	79,597	81,164
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2013	2012	2013	2012
Net income	$24,167	$43,309	$62,725	$90,355
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of income tax benefit of $0.2 million, $0.1 million, $0.5 million and $0.4 million, respectively	(273)	(102)	(843)	(673)
Reclassification of unrealized loss on expired derivatives designated and qualified as cash flow hedges, net of income tax benefit of $0.3 million, $0.2 million, $0.5 million and $0.2 million, respectively	440	293	849	378
Unrecognized net pension and other postretirement benefit loss, net of income tax benefit of $0.3 million, $0.1 million, $1.0 million and $0.5 million, respectively	(810)	(362)	(2,776)	(1,480)
Reclassification of net pension and other postretirement benefit loss, net of income tax benefit of $0.2 million, $1.4 million, $0.4 million and $2.8 million, respectively	498	2,421	982	4,835
Foreign currency translation adjustments, net of income tax expense of $0.7 million, $0.4 million, $2.1 million and $1.5 million, respectively	11,675	13,367	39,586	38,445
Total comprehensive income	35,697	58,926	100,523	131,860
Comprehensive income attributable to noncontrolling interests	371	1,223	906	2,509
Comprehensive income attributable to Kennametal Shareowners	$35,326	$57,703	$99,617	$129,351
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$163,289	$377,316
Accounts receivable, less allowance for doubtful accounts of $13,320 and $11,949	467,759	445,322
Inventories (Note 11)	730,678	578,795
Deferred income taxes	51,753	49,707
Other current assets	65,359	48,333
Total current assets	1,478,838	1,499,473
Property, plant and equipment:
Land and buildings	440,224	381,215
Machinery and equipment	1,603,440	1,466,942
Less accumulated depreciation	(1,169,286)	(1,106,675)
Property, plant and equipment, net	874,378	741,482
Other assets:
Investments in affiliated companies	659	671
Goodwill (Note 18)	977,644	721,755
Other intangible assets, less accumulated amortization of $125,176 and $111,440 (Note 18)	355,581	222,765
Deferred income taxes	33,582	39,590
Other	87,518	75,303
Total other assets	1,454,984	1,060,084
Total assets	$3,808,200	$3,301,039
LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases (Note 12)	$28,281	$3,738
Notes payable to banks	81,815	40,581
Accounts payable	188,614	190,623
Accrued income taxes	15,943	19,471
Accrued expenses	85,835	88,433
Other current liabilities	138,821	124,747
Total current liabilities	539,309	467,593
Long-term debt and capital leases, less current maturities (Note 12)	1,035,633	703,626
Deferred income taxes	102,574	102,935
Accrued pension and postretirement benefits	169,751	162,245
Accrued income taxes	19,094	27,530
Other liabilities	38,535	24,817
Total liabilities	1,904,896	1,488,746
Commitments and contingencies
EQUITY (Note 16)
Kennametal Shareowners’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 78,587 and 77,842 shares issued	98,234	97,303
Additional paid-in capital	392,103	374,300
Retained earnings	1,433,093	1,399,227
Accumulated other comprehensive loss	(51,433)	(89,004)
Total Kennametal Shareowners’ Equity	1,871,997	1,781,826
Noncontrolling interests	31,307	30,467
Total equity	1,903,304	1,812,293
Total liabilities and equity	$3,808,200	$3,301,039
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Six Months Ended December 31,
(in thousands)	2013	2012
OPERATING ACTIVITIES
Net income	$62,725	$90,355
Adjustments for non-cash items:
Depreciation	48,267	45,460
Amortization	11,667	10,307
Stock-based compensation expense	12,108	15,450
Deferred income tax provision	13,116	2,389
Other	1,587	174
Changes in certain assets and liabilities:
Accounts receivable	26,942	73,898
Inventories	(27,044)	(22,941)
Accounts payable and accrued liabilities	(34,322)	(135,823)
Accrued income taxes	(13,997)	(21,114)
Other	(16,432)	(3,920)
Net cash flow provided by operating activities	84,617	54,235
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(48,804)	(34,372)
Disposals of property, plant and equipment	444	704
Business acquisitions, net of cash acquired (Note 5)	(634,615)	—
Other	(60)	(87)
Net cash flow used for investing activities	(683,035)	(33,755)
FINANCING ACTIVITIES
Net increase (decrease) in notes payable	40,910	(39,168)
Net increase (decrease) in short-term revolving and other lines of credit	14,900	(27,200)
Term debt borrowings	345,485	864,244
Term debt repayments	(5,000)	(655,915)
Purchase of capital stock	(4,400)	(46,616)
Dividend reinvestment and the effect of employee benefit and stock plans	18,072	6,085
Cash dividends paid to Shareowners	(28,180)	(25,748)
Other	250	(2,659)
Net cash flow provided by financing activities	382,037	73,023
Effect of exchange rate changes on cash and cash equivalents	2,354	6,802
CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(214,027)	100,305
Cash and cash equivalents, beginning of period	377,316	116,466
Cash and cash equivalents, end of period	$163,289	$216,771
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION
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
The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with our 2013 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2013 was derived from the audited balance sheet included in our 2013 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal adjustments. The results for the six months ended December 31, 2013 and 2012 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2014 is to the fiscal year ending June 30, 2014. When used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

3.	NEW ACCOUNTING STANDARDS
Adopted

As of July 1, 2013, Kennametal adopted disclosure requirements related to reclassifications out of accumulated other comprehensive income by component. See Note 17 to these condensed consolidated financial statements for required disclosures. Other than the change in disclosures, the adoption of this guidance had no impact on the condensed consolidated financial statements.

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

4.    SUPPLEMENTAL CASH FLOW DISCLOSURES

	Six Months Ended December 31,
(in thousands)	2013	2012
Cash paid during the period for:
Interest	$14,231	$11,338
Income taxes	24,868	45,072
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	8,600	—

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.     ACQUISITIONS

TMB
On November 4, 2013, the Company completed its transaction to acquire the Tungsten Materials Business (TMB) from Allegheny Technologies Incorporated (ATI) which included all of the assets of TDY Industries, LLC, a wholly owned subsidiary of ATI, used or held for use by TDY in connection with the business; and all of the shares of TDY Limited and ATI Holdings SAS, both wholly-owned subsidiaries of ATI, for a purchase price of $607.0 million. We funded the acquisition primarily through a combination of cash from operations and available borrowings under our existing credit facility.

TMB, with approximately $340.0 million in annual sales, is a leading producer of tungsten metallurgical powders, as well as tooling technologies and components. The business has approximately 1,175 employees in 12 locations across 7 countries. The acquisition aligns with Company's long-term growth strategies, expands presence in aerospace and energy end markets, further augments the Company's tooling portfolio and accelerates our metallurgical strategy including planned tungsten carbide recycling and production.

As part of the acquisition of TMB, Kennametal incurred $1.7 million and $2.8 million for the three and six months ended December 31, 2013 of acquisition-related costs, which are included in operating expenses.

Purchase Price Allocation

This acquisition was accounted for under the acquisition method of accounting and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The Condensed Consolidated Balance Sheet as of December 31, 2013 reflects the preliminary allocation of the purchase price and is subject to revision when appraisals are finalized, which is expected to be in the fourth quarter of fiscal 2014.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed is as follows:

(in thousands)	Total
ASSETS
Current assets:
Cash and cash equivalents	$1,294
Accounts Receivable	41,164
Inventory	98,664
Other current assets	4,014
Total current assets	$145,136
Property and equipment	125,283
Goodwill	242,363
Other intangible assets	124,200
Deferred income taxes	3,699
Other	1,565
Total assets	$642,246
LIABILITIES
Current liabilities:
Accounts payable	$21,001
Accrued payroll	3,646
Deferred income taxes	3,563
Accrued expenses	1,959
Total current liabilities	$30,169
Accrued pension and postretirement benefits	88
Other long-term liabilities	5,021
Total liabilities	35,278
Net assets acquired	$606,968

In connection with this acquisition, we identified and valued certain intangible assets, including existing customer relationships, technologies and trademarks, as further discussed in Note 18. It is expected that the majority of the preliminary goodwill recorded of $242.4 million will be deductible for tax purposes. The goodwill is attributable to the operating synergies we expect to gain from the acquisition. These intangible assets are part of both the Industrial and Infrastructure segments.

TMB contributed net sales of $44.8 million and a net loss of $7.2 million during the two months ended December 31, 2013, including $1.7 million of acquisition-related pre-tax costs.

Unaudited Pro Forma Financial Information

The following unaudited pro forma summary of operating results presents the consolidated results of operations as if the TMB acquisition had occurred on July 1, 2012. These amounts were calculated after applying our accounting policies and adjusting TMB's results to reflect increased depreciation and amortization expense resulting from recording fixed assets and intangible assets at fair value. The pro forma results for the three and six months ended December 31, 2013 exclude $1.7 million and $2.8 million of acquisition-related pre-tax costs. The pro forma results for the three and six months ended December 31, 2013 includes $4.5 million and $9.0 million, respectively, of integration-related and restructuring-related expenses. The pro forma results have been presented for comparative purposes only and are not indicative of future results of operations or what would have occurred had the acquisition been made on July 1, 2012.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unaudited pro forma summary of operating results of Kennametal, assuming the acquisition had occurred as of July 1, 2012, are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share amounts)	2013	2012	2013	2012
Pro forma (unaudited):
Net Sales	$721,062	$731,941	$1,434,250	$1,468,196
Net income attributable to Kennametal	$35,934	$33,112	$70,778	$78,239
Per share data attributable to Kennametal:
Basic earnings per share	$0.46	$0.42	$0.90	$0.98
Diluted earnings per share	$0.45	$0.41	$0.89	$0.96

Emura
On August 1, 2013, the Company acquired the operating assets of Comercializadora Emura S.R.L. and certain related entities (Emura), based in La Paz, Bolivia, and secured related material sourcing agreements for a purchase price of $40.1 million, of which $26.1 million represents cash paid of which $25.6 million was paid in fiscal year 2014 and $0.5 million was paid in fiscal year 2013, and $14.0 million of contingent consideration (see Note 6). Emura is the region’s principal operation engaged in collecting, testing, processing and exporting tungsten ore material, and was a long-standing supplier to Kennametal. The addition of Emura enhances the Company's strategic tungsten sourcing capabilities to serve growth globally.

Other
The Company acquired one other acquisition in the Infrastructure segment for $2.0 million.

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
Level 3: Inputs that are unobservable.
As of December 31, 2013, the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$129	$—	$129
Total assets at fair value	$—	$129	$—	$129

Liabilities:
Derivatives (1)	$—	$1,227	$—	$1,227
Contingent consideration	—	—	14,000	14,000
Total liabilities at fair value	$—	$1,227	$14,000	$15,227

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of contingent consideration payable that was classified as Level 3 relates to our probability assessments of expected future milestone targets, primarily associated with product delivery, related to the Emura acquisition. The contingent consideration is to be paid over the next 3 years.
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
The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheet are as follows:

(in thousands)	December 31, 2013	June 30, 2013
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$73	$658
Other current liabilities - range forward contracts	(1,095)	(522)
Other assets - range forward contracts	—	69
Total derivatives designated as hedging instruments	(1,022)	205
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	56	48
Other current liabilities - currency forward contracts	(132)	(8)
Total derivatives not designated as hedging instruments	(76)	40
Total derivatives	$(1,098)	$245

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

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2013	2012	2013	2012
Other expense (income), net - currency forward contracts	$72	$261	$114	$1,470

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FAIR VALUE HEDGES

Fixed-to-floating interest rate swap contracts, designated as fair value hedges, are entered into from time to time to hedge our exposure to fair value fluctuations on a portion of our fixed rate debt. We had no such contracts outstanding at December 31, 2013 or June 30, 2013.
CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive loss, and are recognized as a component of other expense (income), net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at December 31, 2013 and June 30, 2013, was $60.8 million and $102.2 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at December 31, 2013, we expect to recognize into earnings in the next 12 months $0.8 million of losses on outstanding derivatives.
In February 2012, we settled forward starting interest rate swap contracts to convert $150.0 million of our floating rate debt to fixed rate debt. Upon settlement, we made a cash payment of $22.4 million. The loss is being amortized as a component of interest expense over the term of the related debt using the effective interest rate method. During the three months ended December 31, 2013 and 2012, $0.5 million and $0.5 million was recognized as interest expense, respectively. During the six months ended December 31, 2013 and 2012, $1.0 million and $0.9 million was recognized as interest expense, respectively.
The following represents gains and losses related to cash flow hedges:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2013	2012	2013	2012
Losses recognized in other comprehensive loss, net	$(273)	$(102)	$(843)	$(673)
Losses reclassified from accumulated other comprehensive loss into other expense (income), net	$324	$298	$714	$257
No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the six months ended December 31, 2013 and 2012.

8.    RESTRUCTURING
During the quarter, we announced our intent to implement restructuring actions to achieve synergies across Kennametal as a result of the TMB acquisition. We initiated actions during the current quarter related to employment reductions. These and other restructuring actions are expected to be completed over the next three years. Total pre-tax charges are expected to be in the range of $40 million to $50 million.
In conjunction with these initiatives, we recorded restructuring charges of $2.3 million during the quarter ended December 31, 2013.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The restructuring accrual is recorded in other current liabilities in our condensed consolidated balance sheet and the amount attributable to each segment is as follows:

(in thousands)	June 30, 2013	Expense	Translation	Cash Expenditures	December 31, 2013
Industrial
Severance	$—	$1,085	$1	$(984)	$102
Total Industrial	—	1,085	1	(984)	102

Infrastructure
Severance	—	1,225	9	(535)	699
Total Infrastructure	—	1,225	9	(535)	699
Total	$—	$2,310	$10	$(1,519)	$801

9.	STOCK-BASED COMPENSATION
Stock Options
The assumptions used in our Black-Scholes valuation related to grants made during the six months ended December 31, 2013 and 2012 were as follows:

	2013	2012
Risk-free interest rate	1.3%	0.6%
Expected life (years) (1)	4.5	4.5
Expected volatility (2)	40.4%	49.5%
Expected dividend yield	1.5%	1.4%
(1) Expected life is derived from historical experience.
(2) Expected volatility is based on the implied historical volatility of our stock.

Changes in our stock options for the six months ended December 31, 2013 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2013	2,729,068	$30.40
Granted	342,662	45.24
Exercised	(479,164)	26.25
Lapsed and forfeited	(14,836)	38.68
Options outstanding, December 31, 2013	2,577,730	$33.10	5.8	$48,899
Options vested and expected to vest, December 31, 2013	2,535,445	$32.97	5.8	$48,439
Options exercisable, December 31, 2013	1,759,651	$30.14	4.6	$38,586
During the six months ended December 31, 2013 and 2012, compensation expense related to stock options was $3.5 million and $4.0 million, respectively. As of December 31, 2013, the total unrecognized compensation cost related to options outstanding was $4.0 million and is expected to be recognized over a weighted average period of 2.8 years.
Weighted average fair value of options granted during the six months ended December 31, 2013 and 2012 was $13.79 and $13.52, respectively. Fair value of options vested during the six months ended December 31, 2013 and 2012 was $5.0 million and $5.1 million, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Tax benefits, relating to excess stock-based compensation deductions, are presented in the condensed consolidated statements of cash flow as financing cash inflows. Tax benefits resulting from stock-based compensation deductions exceeded amounts reported for financial reporting purposes by $4.5 million and $1.1 million for the six months ended December 31, 2013 and 2012, respectively.
The amount of cash received from the exercise of capital stock options during the six months ended December 31, 2013 and 2012 was $12.7 million and $3.8 million, respectively. The related tax benefit for the six months ended December 31, 2013 and 2012 was $2.7 million and $0.8 million, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2013 and 2012 was $9.2 million and $2.5 million, respectively.
Under the provisions of the Kennametal Inc. Stock and Incentive Plan of 2010, Plan participants may deliver stock owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during the six months ended December 31, 2013 was $0.2 million. The fair market value of shares delivered during the six months ended December 31, 2012 was immaterial.

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
Changes in our time vesting and performance vesting restricted stock units for the six months ended December 31, 2013 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested performance vesting and time vesting restricted stock units, June 30, 2013	367,612	$32.08	815,210	$34.53
Granted	82,449	45.24	305,501	45.17
Vested	(156,798)	26.89	(297,811)	32.44
Performance metric not achieved	(95,907)	45.24	—	—
Forfeited	—	—	(31,705)	39.54
Unvested performance vesting and time vesting restricted stock units, December 31, 2013	197,356	$40.92	791,195	$39.23
During the six months ended December 31, 2013 and 2012, compensation expense related to time vesting and performance vesting restricted stock units was $8.4 million and $11.4 million, respectively. As of December 31, 2013, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $20.1 million and is expected to be recognized over a weighted average period of 2.6 years.

10.	BENEFIT PLANS
We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to some U.S. employees.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below summarizes the components of net periodic pension cost:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2013	2012	2013	2012
Service cost	$1,732	$1,956	$3,448	$3,908
Interest cost	10,308	9,601	20,484	19,182
Expected return on plan assets	(14,916)	(14,074)	(29,712)	(28,152)
Amortization of transition obligation	20	18	38	36
Amortization of prior service credit	(58)	(48)	(117)	(97)
Recognition of actuarial losses	670	3,752	1,312	7,499
Net periodic pension (credit) cost	$(2,244)	$1,205	$(4,547)	$2,376
The table below summarizes the components of the net periodic other postretirement benefit cost:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2013	2012	2013	2012
Service cost	$14	$18	$28	$36
Interest cost	251	234	502	469
Amortization of prior service cost	(28)	(28)	(56)	(55)
Recognition of actuarial loss	79	104	158	208
Net periodic other postretirement benefit cost	$316	$328	$632	$658

11.	INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 46 percent and 52 percent of total inventories at December 31, 2013 and June 30, 2013, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

Inventories consisted of the following:

(in thousands)	December 31, 2013	June 30, 2013
Finished goods	$378,940	$303,307
Work in process and powder blends	299,254	244,180
Raw materials	152,981	137,602
Inventories at current cost	831,175	685,089
Less: LIFO valuation	(100,497)	(106,294)
Total inventories	$730,678	$578,795

12.	LONG-TERM DEBT
Our $600 million five-year, multi-currency, revolving credit facility (2011 Credit Agreement) requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of December 31, 2013. We had $360.7 million and $3.6 million of borrowings outstanding under the 2011 Credit Agreement as of December 31, 2013 and June 30, 2013, respectively. Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries. The 2011 Credit Agreement matures in April 2018.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fixed rate debt had a fair market value of $680.3 million and $680.1 million at December 31, 2013 and June 30, 2013, respectively. The Level 1 fair value is determined based on the quoted market price of this debt as of December 31, 2013 and June 30, 2013, respectively.

13.	ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.
Superfund Sites We are involved as a potentially responsible party (PRP) at various sites designated by the United States Environmental Protection Agency (USEPA) as Superfund sites. For certain of these sites, we have evaluated the claims and potential liabilities and have determined that neither are material, individually or in the aggregate. For certain other sites that are being monitored, the matters have not yet progressed to a point where it is possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities or the amount of our liability alone or in relation to that of any other PRP.
Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At December 31, 2013 and June 30, 2013, the balances of these reserves were $5.2 million and $5.1 million, respectively. These reserves represent anticipated costs associated with the remediation of these issues.
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
The effective income tax rate for the three months ended December 31, 2013 and 2012 was 40.8 percent and 26.4 percent, respectively. The effective income tax rate for the six months ended December 31, 2013 and 2012 was 31.8 percent and 23.5 percent, respectively. The increase for both the three and six month periods was primarily driven by a $7.2 million tax charge incurred in the quarter related to a change in assertion of a foreign subsidiary's certain undistributed earnings, which are no longer considered permanently reinvested. This change in assertion during the current quarter is related to the repatriation of $57.0 million. All earnings of other non U.S. subsidiaries are indefinitely reinvested and no deferred taxes have been provided on those earnings. This tax charge was partially offset by a lower relative U.S. current year earnings contribution.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options, unvested restricted stock awards and unvested restricted stock units by 1.0 million shares and 1.3 million shares for the three months ended December 31, 2013 and 2012, respectively, and 1.0 million shares and 1.2 million shares for the six months ended December 31, 2013 and 2012, respectively. Unexercised capital stock options, restricted stock units and restricted stock awards of 0.2 million shares and 0.9 million shares for the three months ended December 31, 2013 and 2012, respectively, and 0.3 million shares and 1.0 million shares for the six months ended December 31, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore the inclusion would have been anti-dilutive.

16.	EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareowners’ equity and equity attributable to noncontrolling interests as of December 31, 2013 and 2012 is as follows:

	Kennametal Shareowners’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2013	$97,303	$374,300	$1,399,227	$(89,004)	$30,467	$1,812,293
Net income	—	—	62,046	—	679	62,725
Other comprehensive income	—	—	—	37,571	227	37,798
Dividend reinvestment	3	149	—	—	—	152
Capital stock issued under employee benefit and stock plans	1,056	21,926	—	—	—	22,982
Purchase of capital stock	(128)	(4,272)	—	—	—	(4,400)
Cash dividends paid	—	—	(28,180)	—	(66)	(28,246)
Balance as of December 31, 2013	$98,234	$392,103	$1,433,093	$(51,433)	$31,307	$1,903,304

	Kennametal Shareowners’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2012	$100,106	$447,433	$1,246,973	$(150,662)	$24,371	$1,668,221
Net income	—	—	88,532	—	1,823	90,355
Other comprehensive income	—	—	—	40,819	686	41,505
Dividend reinvestment	4	134	—	—	—	138
Capital stock issued under employee benefit and stock plans	415	18,601	—	—	—	19,016
Purchase of capital stock	(1,587)	(45,029)	—	—	—	(46,616)
Cash dividends paid	—	—	(25,748)	—	(1,949)	(27,697)
Purchase of noncontrolling interests	—	—	—	—	(479)	(479)
Balance as of December 31, 2012	$98,938	$421,139	$1,309,757	$(109,843)	$24,452	$1,744,443

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amounts of comprehensive income attributable to Kennametal Shareowners and noncontrolling interests are disclosed in the condensed consolidated statements of comprehensive income.

17.    ACCUMULATED OTHER COMPREHENSIVE LOSS

Total accumulated other comprehensive loss (AOCL) consists of net income and other changes in equity from transactions and other events from sources other than shareowners. It includes postretirement benefit plan adjustments, currency translation adjustments, and unrealized gains and losses from derivative instruments designated as cash flow hedges.

The components of and changes in AOCL were as follows (net of tax) for the three months ended December 31, 2013:

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, September 30, 2013	$(85,419)	$35,510	$(12,642)	$(62,551)
Other comprehensive loss before reclassifications	(810)	11,263	(273)	10,180
Amounts reclassified from AOCL	498	—	440	938
Net current period other comprehensive loss	(312)	11,263	167	11,118
AOCL, December 31, 2013	$(85,731)	$46,773	$(12,475)	$(51,433)

Attributable to noncontrolling interests:
Balance, September 30, 2013	$—	$535	$—	$535
Other comprehensive loss before reclassifications	—	413	—	413
Net current period other comprehensive loss	—	413	—	413
AOCL, December 31, 2013	$—	$948	$—	$948

The components of and changes in AOCL were as follows (net of tax) for the six months ended December 31, 2013:

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2013	$(83,937)	$7,414	$(12,481)	$(89,004)
Other comprehensive loss before reclassifications	(2,776)	39,359	(843)	35,740
Amounts reclassified from AOCL	982	—	849	1,831
Net current period other comprehensive loss	(1,794)	39,359	6	37,571
AOCL, December 31, 2013	$(85,731)	$46,773	$(12,475)	$(51,433)

Attributable to noncontrolling interests:
Balance, June 30, 2013	$—	$721	$—	$721
Other comprehensive loss before reclassifications	—	227	—	227
Net current period other comprehensive loss	—	227	—	227
AOCL, December 31, 2013	$—	$948	$—	$948

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications out of AOCL for the three and six months ended December 31, 2013 consisted of the following:

Details about AOCL components	Three months ended December 31, 2013	Six months ended December 31, 2013	Affected line item in the Income Statement
Gains and losses on cash flow hedges:
Forward starting interest rate swaps	$486	$973	Interest expense
Currency exchange contracts	224	396	Other expense (income), net
Total before tax	710	1,369
Tax benefit	270	520	Provision for income taxes
Net of tax	$440	$849

Postretirement benefit plans:
Amortization of transition obligations	$20	$38	See pension note 10 for further details
Amortization of prior service credit	(86)	(173)	See pension note 10 for further details
Recognition of actuarial losses	749	1,470	See pension note 10 for further details
Total before taxes	683	1,335
Tax benefit	185	353	Provision for income taxes
Net of tax	$498	$982

18.	GOODWILL AND OTHER INTANGIBLE ASSETS
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
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Industrial	Infrastructure	TMB Acquisition	Total
Goodwill	$273,757	$598,840	$—	$872,597
Accumulated impairment losses	(15,674)	(135,168)	—	(150,842)
Balance as of June 30, 2013 (1)	$258,083	$463,672	$—	$721,755
Acquisition	$—	$—	$242,363	$242,363
Translation	5,209	8,317	—	13,526
Change in goodwill	5,209	8,317	242,363	255,889
Goodwill	278,966	607,157	242,363	1,128,486
Accumulated impairment losses	(15,674)	(135,168)	—	(150,842)
Balance as of December 31, 2013	$263,292	$471,989	$242,363	$977,644
(1) The balance as of June 30, 2013 have been restated to reflect the change in reportable operating segments.

The assignment of the goodwill for the TMB acquisition has not yet been completed and therefore has not been allocated between the segments.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	December 31, 2013		June 30, 2013
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract-based	3 to 15	$21,842	$(9,421)	$21,450	$(8,374)
Technology-based and other	4 to 20	55,317	(27,606)	38,005	(26,006)
Customer-related	10 to 20	283,460	(66,880)	178,318	(58,148)
Unpatented technology	15 to 30	63,275	(11,244)	45,972	(9,761)
Trademarks	5 to 20	19,435	(10,025)	14,055	(9,151)
Trademarks	Indefinite	37,428	—	36,405	—
Total		$480,757	$(125,176)	$334,205	$(111,440)
During the six months ended December 31, 2013, we recorded amortization expense of $11.7 million related to our other intangible assets and favorable currency translation adjustments of $3.8 million.
On November 4, 2013, we acquired TMB from ATI, the operations of which are included in both the Industrial and Infrastructure segments. As a result of the acquisition, we increased goodwill by $242.4 million and other intangible assets by $124.2 million based on our preliminary purchase price allocations. Other intangible assets consisted of customer-related intangibles, technology-based intangibles and trademarks. We are in the process of assessing the allocation of goodwill and other intangible assets, as well as the useful lives of the other intangible assets. The majority of both the goodwill and other intangible assets will be allocated to the Infrastructure segment, as this is primarily where the operating synergies associated with the acquisition are expected to be realized. The Company estimates that acquired intangibles will add approximately $8 million to annual amortization expense per year.
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

At the start of fiscal 2014, the Company enhanced its organizational structure to align a broader base management team with customer-facing products and technology platforms, as well as to further increase cross-selling opportunities. This operating structure supports the Company's stated growth objectives across diverse market sectors, preserves the focus on customers and increases product innovation. Consistent with previous allocation methodologies, corporate expenses related to each segment have been classified accordingly.
The Industrial segment generally serves customers that operate in industrial end markets such as aerospace, defense, transportation and general engineering. The customers in these end markets manufacture engines, airframes, automobiles, trucks, ships and various types of industrial equipment. The technology and customization requirements for customers we serve vary by customer, application and industry. The value we deliver to our Industrial segment customers centers on our application expertise and our diverse offering of products and services.

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
Our sales and operating income by segment are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2013	2012 (1)	2013	2012 (1)
Sales:
Industrial	$370,647	$336,007	$708,876	$671,201
Infrastructure	319,289	297,137	600,867	591,402
Total sales	$689,936	$633,144	$1,309,743	$1,262,603
Operating income:
Industrial	$33,218	$40,677	$73,038	$80,004
Infrastructure	18,604	27,906	40,294	55,503
Corporate	(2,106)	(2,114)	(4,787)	(4,657)
Total operating income	49,716	66,469	108,545	130,850
Interest expense	8,037	6,970	15,118	12,926
Other expense (income), net	856	655	1,466	(246)
Income from continuing operations before income taxes	$40,823	$58,844	$91,961	$118,170
(1) Amounts for the three and six months ended December 31, 2012 have been restated to reflect the change in reportable operating segments.

Segment assets by segment are as follows:

(in thousands)	December 31, 2013	June 30, 2013 (2)
Total assets:
Industrial	$1,329,156	$1,190,026
Infrastructure	1,834,544	1,522,470
Corporate	402,137	588,543
Goodwill from TMB acquisition	242,363	—
Total assets	$3,808,200	$3,301,039
(2) Amounts as of June 30, 2013 have been restated to reflect the change in reportable operating segments.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Kennametal Inc. is a leading global manufacturer and supplier of tooling, engineered components and advanced materials consumed in production processes. We deliver productivity to customers seeking peak performance in demanding environments by providing innovative custom and standard wear-resistant solutions. To provide these solutions, we harness our knowledge of advanced materials and application development with a commitment to environmental sustainability. Our solutions are built around industry-essential technology platforms. These include metalworking tools, engineered components, surface technologies and earth cutting tools that are mission-critical to the performance of our customers battling extreme conditions such as fatigue wear, corrosion and high temperatures. We believe that our reputation for manufacturing excellence, as well as our technological expertise and innovation we deliver in our products and services, help us to achieve a leading position in our primary markets: general engineering, transportation, aerospace, defense, energy and earthworks. End users of our products include metalworking and machinery manufacturers and suppliers across a diverse array of industries, including the aerospace, defense, transportation, machine tool, light machinery and heavy machinery, as well as producers and suppliers in a number of equipment-intensive industries such as coal mining, road construction and quarrying, as well as oil and gas exploration, refining, production and supply. Our end users' applications range from airframes to mining operations, engines to oil wells and turbochargers to processing. We believe we are one of the largest global providers of consumable metalcutting tools and tooling supplies.

On November 4, 2013, we acquired Allegheny Technologies Incorporated's (ATI) Tungsten Materials Business (TMB) for approximately $607 million. TMB, with approximately $340.0 million in annual sales, is a leading producer of tungsten metallurgical powders, as well as tooling technologies and components. The business has approximately 1,175 employees in 12 locations across seven countries. The acquired business brings industry-leading tungsten carbide production wear products and recycling capabilities, as well as a tooling and product portfolio with a strong position in the aerospace, energy and process industries. The acquisition is aligned with the our metallurgical growth strategy and positions us to further diversify our portfolio.

Our sales of $689.9 million for the quarter ended December 31, 2013 increased 9 percent compared to sales for the December quarter one year ago. Operating income was $49.7 million, a decrease of $16.8 million as compared to $66.5 million in the prior year quarter. TMB had an operating loss of $7.9 million in the current quarter, including the impacts of purchase accounting. Operating income declined due to higher employment costs related to the annual employee merit increase and increased commissions on higher sales, two months operating loss of TMB of $7.9 million, restructuring charges of $2.3 million and acquisition-related charges of $1.7 million. This decrease was partially offset by the favorable impact of organic growth and lower raw material costs. Organic sales growth includes both volume and price.

During the quarter, we announced that we intend to undertake restructuring actions and expect to incur pre-tax charges of approximately $40 million to $50 million over the next three years. We recorded pre-tax restructuring charges of $2.3 million during the three months ended December 31, 2013. We expected to generate annual savings of approximately $35 million to $45 million once these initiatives are fully implemented.

We reported current quarter earnings per diluted share of $0.30, which included TMB operating loss of $0.09, tax repatriation expense of $0.09, acquisition-related charges of $0.02 and restructuring and related charges of $0.02.

Raw material prices were relatively stable in the market during the quarter.

We generated cash flow from operating activities of $84.6 million during the six months ended December 31, 2013. Capital expenditures were $48.8 million during the quarter.

We invested further in technology and innovation to continue delivering a high level of new products to our customers. Research and development expenses included in operating expense totaled $10.8 million for the three months ended December 31, 2013.

The following narrative provides further discussion and analysis of our results of operations, liquidity and capital resources, as well as other pertinent matters.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF CONTINUING OPERATIONS

SALES

Sales for the three months ended December 31, 2013 were $689.9 million, an increase of $56.8 million or 9 percent, from $633.1 million in the prior year quarter. The increase in sales was driven by the impact of acquisition of TMB of 7 percent and organic growth of 2 percent. The increase in sales was primarily due to improved demand from customers in our Industrial end markets and distribution sales for the quarter reflecting double-digit growth from prior year, partially offset by continuing weakness in the mining sector. Excluding TMB, sales increased by approximately 6 percent in general engineering, 4 percent in transportation and 2 percent in the energy markets, while aerospace and defense decreased by 6 percent and earthworks market decreased by 5 percent, respectively.

Sales for the six months ended December 31, 2013 were $1,309.7 million, an increase of $47.1 million or 4 percent, from $1,262.6 million in the prior year period. The increase in sales was driven by the impacts of acquisition of 4 percent and organic growth of 1 percent, partially offset by the unfavorable impact from fewer business days of 1 percent. The increase in sales was primarily due to improved demand from customers in our industrial end markets and distribution sales, partially offset by weakness in the mining sector and demand softness in the energy market. Excluding TMB, sales increased by approximately 4 percent in general engineering and 2 percent in transportation, while earthworks decreased by 8 percent, aerospace and defense decreased by 7 percent and energy markets decreased by 1 percent, respectively.

GROSS PROFIT

Gross profit for the three months ended December 31, 2013 was $207.0 million, an increase of $7.6 million from $199.4 million in the prior year quarter. The increase was primarily due to lower raw material costs and higher organic sales, partially offset by higher manufacturing spend. The gross profit margin for the three months ended December 31, 2013 was 30.0 percent, as compared to 31.5 percent generated in the prior year quarter.

Gross profit for the six months ended December 31, 2013 was $405.2 million, a decrease of $2.6 million from $407.8 million in the prior year period. The decrease was primarily due to non-recurring physical inventory adjustment of $5.7 million related to our mining business and higher manufacturing spend, partially offset by lower raw material costs. The gross profit margin for the six months ended December 31, 2013 was 30.9 percent, as compared to 32.3 percent generated in the prior year quarter.

OPERATING EXPENSE

Operating expense for the three months ended December 31, 2013 increased $20.6 million or 16.2 percent to $148.4 million as compared to $127.8 million in the prior year quarter. The increase was primarily due to higher employment costs of $7.6 million driven mainly by our annual employee merit increase and an increase in commissions due to higher sales, additional operating expenditures related to TMB of $7.3 million and TMB acquisition-related costs of $1.7 million.

Operating expense for the six months ended December 31, 2013 increased $16.1 million or 6.0 percent to $282.7 million as compared to $266.6 million in the prior year period. The increase was primarily due to higher employment costs of $7.6 million driven by our annual employee merit increase and an increase in commissions due to higher sales, additional operating expenditures related to TMB of $7.3 million, TMB acquisition-related costs of $2.8 million and unfavorable foreign currency impact of $0.7 million, partially offset by favorable impact of cost containment measures.

RESTRUCTURING CHARGES
During the quarter, we announced our intent to implement restructuring actions to achieve synergies across Kennametal and TMB by consolidating operations among both organizations, reducing administrative overhead and leveraging the supply chain. Consistent with this announcement, we initiated actions during the current quarter related to employment reductions and recorded restructuring charges of $2.3 million during the six months ended December 31, 2013. Industrial and Infrastructure charges were $1.1 million and $1.2 million, respectively. See Note 8 in our condensed consolidated financial statements set forth in Part I Item 1 of this Quarterly Report on Form 10-Q.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total restructuring costs are expected to be in the range of $40 million to $50 million and are expected to be completed over the next three years. Annual ongoing benefits from these actions are expected to be in the range of $35 million to $45 million, once these initiatives are fully implemented.

INTEREST EXPENSE

Interest expense for the three months ended December 31, 2013 increased $1.0 million to $8.0 million as compared to
$7.0 million in the prior year quarter. For the six months ended December 31, 2013 interest expense increased $2.2 million to $15.1 million as compared to $12.9 million in the prior year period. The increase in both periods was primarily due to higher year-over-year borrowings due to acquisitions and the higher borrowing rate for our $400 million 2.65 percent Senior Unsecured Notes issued in November 2012.

OTHER EXPENSE (INCOME), NET

Other expense, net for the three months ended December 31, 2013 was $0.9 million compared to $0.7 million for the prior year quarter. The increase was primarily due to unfavorable currency exchange rate losses of $0.4 million, partially offset by higher interest income.

Other expense, net for the six months ended December 31, 2013 was $1.5 million compared to other income, net of $0.2 million for the prior year quarter. The decrease was primarily due to unfavorable currency exchange rate losses of $1.8 million.

INCOME TAXES
The effective income tax rate for the three months ended December 31, 2013 and 2012 was 40.8 percent and 26.4 percent, respectively. The effective income tax rate for the six months ended December 31, 2013 and 2012 was 31.8 percent and 23.5 percent, respectively. The increase for both the three and six month periods was primarily driven by a $7.2 million tax charge incurred in the quarter related to a change in assertion of a foreign subsidiary's certain undistributed earnings, which are no longer considered permanently reinvested. This change in assertion during the current quarter is related to the repatriation of $57.0 million. All earnings of other non U.S. subsidiaries are indefinitely reinvested and no deferred taxes have been provided on those earnings. This tax charge was partially offset by a lower relative U.S. current year earnings contribution.

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

Amounts for the three and six months ended December 31, 2012 have been restated to reflect the enhanced operating structure as of July 1, 2013.
INDUSTRIAL

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2013	2012	2013	2012
Sales	$370,647	$336,007	$708,876	$671,201
Operating income	33,218	40,677	73,038	80,004

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended December 31, 2013, Industrial sales increased by 10 percent due to 6 percent organic growth and 5 percent growth related to the acquisition of TMB, partially offset by a 1 percent decline due to fewer business days. Excluding TMB, sales increased by 8 percent in transportation, 7 percent in general engineering, 5 percent in energy and 2 percent in aerospace and defense. The transportation market benefited from increased demand in the light vehicle markets in Europe, U.S. and China and general engineering increased due to improvements in demand from distribution channels. Energy sales reflected increased activity in industrial applications. Sales increased in all geographies. On a regional basis, excluding TMB, sales increased by approximately12 percent in Asia, 7 percent in Europe and 2 percent in the Americas. The sales increase in Asia was driven by the growth in all of the end markets. The sales increase in Europe was primarily driven by the performance in the transportation, general engineering and energy end markets. The sales increase in the Americas was primarily driven by the performance in the transportation and general engineering end markets, partially offset by the decline in the energy end market.

For the three months ended December 31, 2013, Industrial operating income decreased by $7.5 million. Industrial operating income was reduced by the effects of TMB operations of $6.1 million, restructuring and related charges of $1.1 million and TMB acquisition-related charges of $0.6 million, partially offset by organic sales growth. Industrial operating margin was 9.0 percent compared with 12.1 percent in the prior year.

For the six months ended December 31, 2013, Industrial sales increased by 6 percent due to 3 percent organic growth, 2 percent growth related to acquisitions and 1 percent due to more business days. Excluding TMB, sales increased by 4 percent in transportation, 4 percent in general engineering, 2 percent in energy and remained relatively flat in aerospace and defense. The transportation market benefited from increased demand in the light vehicle market in Europe, U.S. and China and general engineering increased due to improvements in production and overall demand for machinery and demand from distribution channels. Energy sales reflected increased activity in industrial applications. On a regional basis, excluding TMB, sales increased by approximately 6 percent in Asia, 5 percent in Europe and 1 percent in the Americas. Asia experienced growth in all end markets except transportation. The sales increase in Europe was primarily driven by the performance in the transportation and general engineering end markets. The sales increase in the Americas was primarily driven by the performance in the transportation and general engineering end markets, partially offset by a decline in the energy end market.

For the six months ended December 31, 2013, Industrial operating income decreased by $7.0 million. Industrial operating income was negatively impacted by the effects of TMB operations of $6.1 million, restructuring and related charges of $1.1 million and TMB acquisition related charges of $0.6 million. Industrial operating margin was 10.3 percent compared with 11.9 percent in the prior year.

INFRASTRUCTURE

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2013	2012	2013	2012
Sales	$319,289	$297,137	$600,867	$591,402
Operating income	18,604	27,906	40,294	55,503

For the three months ended December 31, 2013, Infrastructure sales increased by 7 percent, driven by 10 percent growth related to the acquisition of TMB, partially offset by a 2 percent organic decline and 1 percent unfavorable impact from fewer business days. Excluding TMB, sales increased by 1 percent in energy and 1 percent in general engineering, offset by a 12 percent decrease in transportation and a 5 percent decrease in earthworks. Earthworks sales decreased due to persistently weak underground coal mining markets in China and the U.S., partially offset by continued strength globally in highway construction sales. Energy sales were slightly positive year over year reflecting some improvements in oil and gas drilling activity in the U.S., coupled with gains in production, completion and process applications. On a regional basis, excluding TMB, sales grew by 8 percent in Europe and declined by 7 percent in the Americas and 4 percent in Asia, respectively. The sales increase in Europe was driven primarily by the performance in the energy, earthworks and transportation end markets. The sales decrease in the Americas was driven primarily by a decline in energy, earthworks and transportation end markets. The sales decrease in Asia was driven primarily by the decline in the earthworks and transportation end markets, partially offset by an increase in the general engineering and energy end markets.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended December 31, 2013, Infrastructure operating income decreased by $9.3 million. Infrastructure operating income was negatively impacted by the effects of TMB operations of $1.7 million, restructuring and related charges of $1.2 million and TMB acquisition related charges of $1.1 million. Infrastructure operating margin was 5.8 percent compared with 9.4 percent in the prior year.

For the six months ended December 31, 2013, Infrastructure sales increased by 2 percent, driven by 5 percent growth related to acquisitions and 1 percent favorable impact from more business days, partially offset by a 4 percent organic decline. Excluding TMB, sales increased by 3 percent in general engineering, offset by a 8 percent decrease in earthworks, a 5 percent decrease in transportation and a 2 percent decrease in energy. General engineering reflects higher volumes from integrators and distributors. Earthworks sales decreased due to persistently weak underground coal mining markets in China and the U.S. Energy sales decreased due to lower drilling activity in oil and gas in the U.S., partially offset by gains in production and completion applications. On a regional basis, excluding TMB, sales grew 5 percent in Europe and declined by 7 percent in the Americas and 4 percent in Asia, respectively. The sales increase in Europe was driven primarily by the performance in the transportation, energy and general engineering end markets. The sales decrease in the Americas was driven primarily by the decline in the energy, earthworks and transportation end markets. The sales decrease in Asia was driven primarily by the decline in the earthworks and transportation end markets, partially offset by an increase in energy and general engineering end markets.

For the six months ended December 31, 2013, Infrastructure operating income decreased by $15.2 million. Infrastructure operating income was negatively impacted by a non recurring physical inventory adjustment of $5.7 million related to our mining business, effects of TMB operations of $1.7 million, restructuring and related charges of $1.2 million and the TMB acquisition related charges of $1.1 million. Infrastructure operating margin was 6.7 percent compared with 9.4 percent in the prior year.

CORPORATE

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2013	2012	2013	2012
Corporate unallocated expense	$(2,106)	$(2,114)	$(4,787)	$(4,657)

For the three and six months ended December 31, 2013, Corporate unallocated expense remained relatively flat compared to prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations and borrowings against our five-year, multi-currency, revolving credit facility (2011 Credit Agreement) are the primary sources of funding for capital expenditures and internal growth. Year to date December 31, 2013, cash flow provided by operating activities was $84.6 million, driven by our operating performance, and we had outstanding borrowings on our 2011 Credit Agreement of $360.7 million, primarily used to fund the acquisition of TMB.

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

The 2011 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of December 31, 2013. For the six months ended December 31, 2013, average daily domestic borrowings outstanding under the 2011 Credit Agreement were approximately $112.4 million. Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other than the repatriation of $57.0 million discussed in Note 14 set forth in Part I Item 1 of this Quarterly Report on Form 10-Q, we consider the unremitted earnings of our non-U.S. subsidiaries that have not previously been taxed in the U.S. to be permanently reinvested. As of December 31, 2013, cash and cash equivalents of $158.5 million and short-term intercompany advances made by our foreign subsidiaries to our U.S. parent of $21.8 million would not be available for use in the U.S. on a long term basis, without incurring U.S. federal and state income tax consequences. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

At December 31, 2013, cash and cash equivalents were $163.3 million, total debt was $1,145.7 million and total Kennametal Shareowners' equity was $1,872.0 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.

There have been no material changes in our contractual obligations and commitments since June 30, 2013.
Cash Flow Provided by Operating Activities
During the six months ended December 31, 2013, cash flow provided by operating activities was $84.6 million, compared to $54.2 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $149.5 million, partially offset by changes in certain assets and liabilities netting to an outflow of $64.9 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $34.3 million primarily driven by timing of payroll payments and decrease in federal tax payments of $16.5 million, an increase in inventory of $27.0 million primarily driven by higher work in process and finished goods inventory, a decrease in other of $16.5 million and a decrease in accrued income taxes of $14.0 million. Offsetting these cash outflows were a decrease in accounts receivable of $26.9 million due to improved collections.

During the six months ended December 31, 2012, cash flow provided by operating activities consisted of net income and non-cash items amounting to an inflow of $164.1 million, partially offset by changes in certain assets and liabilities netting to an outflow of $109.9 million. Contributing to the changes in certain assets and liabilities was a decrease in accounts payable and accrued liabilities of $135.8 million primarily driven by lower accounts payable, lower accrued payroll and payment of $19.0 million of incentive compensation, an increase in inventory of $22.9 million primarily due to previously committed raw materials purchases, a decrease in accrued income taxes of $21.2 million and a decrease in other of $3.9 million, partially offset by a decrease in accounts receivable of $73.9 million due to lower sales volume.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $683.0 million for the six months ended December 31, 2013, compared to
$33.8 million in the prior year period. During the current year period, cash flow used for investing activities included $634.6 million used for acquisitions, primarily TMB of $607.0 million and two other acquisitions in the Infrastructure segment. Capital expenditures, net were $48.4 million, which consisted primarily of equipment upgrades.

For the six months ended December 31, 2012, cash flow used for investing activities included capital expenditures, net of $33.7 million, which consisted primarily of equipment upgrades.
Cash Flow Provided by Financing Activities
Cash flow provided by financing activities was $382.0 million for the six months ended December 31, 2013 compared to $73.0 million in the prior year period. During the current year period, cash flow provided by financing activities primarily included $396.3 million net increase in borrowings and $18.1 million of dividend reinvestment and the effect of employee benefit and stock plans. These cash flows were offset by $28.2 million of cash dividends paid to Shareowners and $4.4 million used for the purchase of capital stock.

During the six months ended December 31, 2012, cash flow provided by financing activities included $142.0 million net increase in borrowings and $6.1 million of dividend reinvestment and the effect of employee benefit and stock plans. These cash flows were offset by $46.6 million used for the purchase of capital stock, $25.7 million of cash dividends paid to Shareowners and $2.8 million of other.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION

Working capital was $939.5 million at December 31, 2013, a decrease of $92.4 million from $1,031.9 million at June 30, 2013. Cash and and cash equivalents decreased $214.0 million and current maturities of long-term debt, capital leases and notes payable increased $65.8 million mainly to fund the TMB acquisition. Other current liabilities increased $14.1 million, driven by the impact of recent acquisitions. These items were partially offset by an increase in inventory of $151.9 million mainly due to the TMB acquisition contributing $98.7 million, an increase in accounts receivable of $22.4 million mainly due to the impact of the TMB acquisition of $41.2 million, partially offset by improved collections and an increase in other current assets of $17.0 million mainly due to the TMB acquisition. Currency exchange effects accounted for $11.8 million of the working capital change.

Property, plant and equipment, net increased $132.9 million from $741.5 million at June 30, 2013 to $874.4 million at December 31, 2013, primarily due to $131.3 million from acquisitions during the current period, capital additions of $40.2 million and favorable currency exchange impact of $11.8 million, partially offset by depreciation expense of $48.3 million.

At December 31, 2013, other assets were $1,455.0 million, an increase of $394.9 million from $1,060.1 million at June 30, 2013. The primary drivers for the increase were an increase in goodwill of $255.9 million, an increase in other intangible assets of $132.8 million and an increase in other assets of $12.2 million. The change in goodwill was due to a $242.4 million TMB acquisition impact during the current quarter and favorable currency exchange effects of $13.5 million. The change in other intangible assets was due to a $140.2 million acquisition impact during the current period and favorable currency exchange effects of $3.8 million, offset by amortization expense of $11.7 million. The change in other assets was primarily due to lower pension discount rates.

Long-term debt and capital leases increased by $332.0 million to $1,035.6 million at December 31, 2013 from $703.6 million at June 30, 2013. The increase was primarily driven by $332.5 million borrowings under the 2011 Credit Agreement for the acquisition of TMB.

Kennametal Shareowners' equity was $1,872.0 million at December 31, 2013, an increase of $90.2 million from $1,781.8 million at June 30, 2013. The increase was primarily due to net income attributable to Kennametal of $62.0 million, currency exchange adjustments of $39.4 million and capital stock issued under employee benefit and stock plans of $23.0 million, partially offset by cash dividends paid to Shareowners of $28.2 million and the purchase of capital stock of $4.4 million.

ENVIRONMENTAL MATTERS

The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.

Superfund Sites We are involved as a potentially responsible party (PRP) at various sites designated by the United States Environmental Protection Agency (USEPA) as Superfund sites. For certain of these sites, we have evaluated the claims and potential liabilities and have determined that neither are material, individually or in the aggregate. For certain other sites that are being monitored, the matters have not yet progressed to a point where it is possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities or the amount of our liability alone or in relation to that of any other PRP.

Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At December 31, 2013 and June 30, 2013, the balances of these reserves were $5.2 million and $5.1 million, respectively. These reserves represent anticipated costs associated with the remediation of these issues.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at December 31, 2013 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The SEC's general guidance permits the exclusion of an assessment of the effectiveness of a registrant's disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, the Company completed the acquisition of TMB and Emura on November 4, 2013 and August 1, 2013, respectively. TMB represents 17 percent of the Company's total assets as of December 31, 2013. Emura represents 1 percent of the Company's total assets as of December 31, 2013. Management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of December 31, 2013 excluded an assessment of the internal control over financial reporting of TMB and Emura.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2013	482	$45.52	—	10,325,100
November 1 through November 30, 2013	2,781	47.05	—	10,325,100
December 1 through December 31, 2013	3,150	47.72	—	10,325,100
Total	6,413	$47.26	—

(1)
During the current period, 1,522 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 1,741 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements and 3,150 shares of Kennametal stock as payment for the exercise price of stock options.

(2)	On July 25, 2013, the Company publicly announced an amended repurchase program for up to 17 million shares of its outstanding capital stock.

ITEM 6. EXHIBITS

(10)	Material Contracts
(10.1)	Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013)	Appendix A to the 2013 Proxy Statement filed September 17, 2013 (File No. 001-05318) is incorporated herein by reference.

(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31.1)	Certification executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.
(31.2)	Certification executed by Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications
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

KENNAMETAL INC.

Date:	February 6, 2014	By:	/s/ Martha Fusco
Martha Fusco Vice President Finance and Corporate Controller