Form 10-Q
period 2014-03-31
KENNAMETAL INC
filed 2014-05-08
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at April 30, 2014
Capital Stock, par value $1.25 per share	78,564,524

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share amounts)	2014	2013	2014	2013
Sales	$755,242	$655,360	$2,064,986	$1,917,963
Cost of goods sold	516,287	446,865	1,420,823	1,301,673
Gross profit	238,955	208,495	644,163	616,290
Operating expense	152,298	128,328	434,983	394,967
Restructuring charges (Note 8)	2,703	—	5,013	—
Amortization of intangibles	7,124	5,194	18,791	15,501
Operating income	76,830	74,973	185,376	205,822
Interest expense	8,883	7,504	24,001	20,430
Other (income) expense, net	(561)	749	906	502
Income before income taxes	68,508	66,720	160,469	184,890
Provision for income taxes	16,514	12,344	45,750	40,158
Net income	51,994	54,376	114,719	144,732
Less: Net income attributable to noncontrolling interests	1,129	460	1,808	2,285
Net income attributable to Kennametal	$50,865	$53,916	$112,911	$142,447
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREOWNERS
Basic earnings per share	$0.65	$0.68	$1.44	$1.79
Diluted earnings per share	$0.64	$0.67	$1.42	$1.76
Dividends per share	$0.18	$0.16	$0.54	$0.48
Basic weighted average shares outstanding	78,718	79,294	78,631	79,744
Diluted weighted average shares outstanding	79,744	80,619	79,622	80,912
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2014	2013	2014	2013
Net income	$51,994	$54,376	$114,719	$144,732
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges, net of income tax benefit (expense) of $0.0 million, ($0.1) million, $0.5 million and $0.3 million, respectively	(8)	212	(851)	(461)
Reclassification of unrealized loss on expired derivatives designated and qualified as cash flow hedges, net of income tax benefit of $0.4 million, $0.3 million, $0.9 million and $0.6 million, respectively	659	556	1,508	934
Unrecognized net pension and other postretirement benefit (loss) gain, net of income tax benefit (expense) of $0.0 million, ($0.6) million, $1.0 million and ($0.1) million, respectively	(104)	1,918	(2,880)	438
Reclassification of net pension and other postretirement benefit loss, net of income tax benefit of $0.2 million, $1.4 million, $0.6 million and $4.1 million, respectively	495	2,392	1,477	7,227
Foreign currency translation adjustments, net of income tax benefit (expense) of $0.0 million, $0.4 million, ($2.1) million and ($1.2) million, respectively	(4,108)	(34,258)	35,477	4,187
Total comprehensive income	48,928	25,196	149,450	157,057
Comprehensive income attributable to noncontrolling interests	1,450	145	2,356	2,656
Comprehensive income attributable to Kennametal Shareowners	$47,478	$25,051	$147,094	$154,401
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$161,819	$377,316
Accounts receivable, less allowance for doubtful accounts of $14,079 and $11,949	528,454	445,322
Inventories (Note 11)	738,857	578,795
Deferred income taxes	50,099	49,707
Other current assets	59,820	48,333
Total current assets	1,539,049	1,499,473
Property, plant and equipment:
Land and buildings	441,165	381,215
Machinery and equipment	1,630,969	1,466,942
Less accumulated depreciation	(1,186,507)	(1,106,675)
Property, plant and equipment, net	885,627	741,482
Other assets:
Investments in affiliated companies	671	671
Goodwill (Note 18)	974,594	721,755
Other intangible assets, less accumulated amortization of $132,161 and $111,440 (Note 18)	349,155	222,765
Deferred income taxes	35,131	39,590
Other	91,016	75,303
Total other assets	1,450,567	1,060,084
Total assets	$3,875,243	$3,301,039
LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases (Note 12)	$19,604	$3,738
Notes payable to banks	93,820	40,581
Accounts payable	203,669	190,623
Accrued income taxes	25,901	19,471
Accrued expenses	97,867	88,433
Other current liabilities	148,477	124,747
Total current liabilities	589,338	467,593
Long-term debt and capital leases, less current maturities (Note 12)	1,022,129	703,626
Deferred income taxes	99,023	102,935
Accrued pension and postretirement benefits	169,990	162,245
Accrued income taxes	19,359	27,530
Other liabilities	40,846	24,817
Total liabilities	1,940,685	1,488,746
Commitments and contingencies
EQUITY (Note 16)
Kennametal Shareowners’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 78,510 and 77,842 shares issued	98,138	97,303
Additional paid-in capital	388,630	374,300
Retained earnings	1,469,853	1,399,227
Accumulated other comprehensive loss	(54,820)	(89,004)
Total Kennametal Shareowners’ Equity	1,901,801	1,781,826
Noncontrolling interests	32,757	30,467
Total equity	1,934,558	1,812,293
Total liabilities and equity	$3,875,243	$3,301,039
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Nine Months Ended March 31,
(in thousands)	2014	2013
OPERATING ACTIVITIES
Net income	$114,719	$144,732
Adjustments for non-cash items:
Depreciation	76,340	69,251
Amortization	18,791	15,501
Stock-based compensation expense	14,922	18,586
Deferred income tax provision	11,395	12,086
Other	1,343	(744)
Changes in certain assets and liabilities:
Accounts receivable	(35,816)	37,618
Inventories	(34,805)	9,201
Accounts payable and accrued liabilities	2,152	(132,208)
Accrued income taxes	(4,759)	(29,511)
Other	(11,040)	5,846
Net cash flow provided by operating activities	153,242	150,358
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(85,961)	(53,808)
Disposals of property, plant and equipment	928	1,763
Business acquisitions, net of cash acquired (Note 5)	(634,615)	—
Other	51	(152)
Net cash flow used for investing activities	(719,597)	(52,197)
FINANCING ACTIVITIES
Net increase in notes payable	52,879	1,686
Net increase (decrease) in short-term revolving and other lines of credit	6,200	(23,500)
Term debt borrowings	558,533	914,244
Term debt repayments	(231,761)	(706,340)
Purchase of capital stock	(14,063)	(78,487)
Sale of subsidiary stock	—	26,665
Dividend reinvestment and the effect of employee benefit and stock plans	21,467	13,255
Cash dividends paid to Shareowners	(42,285)	(38,436)
Other	(628)	(2,660)
Net cash flow provided by financing activities	350,342	106,427
Effect of exchange rate changes on cash and cash equivalents	516	1,035
CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(215,497)	205,623
Cash and cash equivalents, beginning of period	377,316	116,466
Cash and cash equivalents, end of period	$161,819	$322,089
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION
From its founding in 1938, the McKenna family incorporated Kennametal Inc. in Pennsylvania in 1943. Kennametal Inc. and its subsidiaries (collectively, Kennametal or the Company) are a leading global manufacturer and supplier of tooling, engineered components and advanced materials consumed in production processes. We believe that our reputation for manufacturing excellence, as well as our technological expertise and innovation we deliver in our products and services, helps us to achieve a leading position in our primary markets. End users of our products include metalworking and machinery manufacturers and suppliers across a diverse array of industries, including aerospace, defense, transportation, machine tool, light machinery and heavy machinery, as well as producers and suppliers in a number of equipment-intensive industries such as coal mining, road construction and quarrying, as well as oil and gas exploration, refining, production and supply. Our end users' applications range from airframes to mining operations, engines to oil wells and turbochargers to processing. We operate two global business segments consisting of Industrial and Infrastructure.

2.	BASIS OF PRESENTATION
The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with our 2013 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2013 was derived from the audited balance sheet included in our 2013 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal adjustments. The results for the nine months ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2014 is to the fiscal year ending June 30, 2014. When used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

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

4.    SUPPLEMENTAL CASH FLOW DISCLOSURES

	Nine Months Ended March 31,
(in thousands)	2014	2013
Cash paid during the period for:
Interest	$22,038	$18,260
Income taxes	33,155	48,685
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	8,600	—

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.     ACQUISITIONS

TMB
On November 4, 2013, the Company completed its transaction to acquire the Tungsten Materials Business (TMB) from Allegheny Technologies Incorporated (ATI) which included all of the assets of TDY Industries, LLC, a wholly owned subsidiary of ATI, used or held for use by TDY in connection with the business; and all of the shares of TDY Limited and ATI Holdings SAS, both wholly-owned subsidiaries of ATI, for a purchase price of $607.0 million, net of cash acquired. We funded the acquisition primarily through a combination of cash from operations and available borrowings under our existing credit facility.

TMB, with approximately $340.0 million in annual sales in calendar 2012, is a leading producer of tungsten metallurgical powders, as well as tooling technologies and components. The business has approximately 1,175 employees in 12 locations across 7 countries. The acquisition aligns with the Company's long-term growth strategies, expands presence in aerospace and energy end markets, further augments the Company's tooling portfolio and accelerates our metallurgical strategy including planned tungsten carbide recycling and production.

As part of the acquisition of TMB, Kennametal incurred $2.4 million and $5.3 million for the three and nine months ended March 31, 2014 of acquisition-related costs, which are included in operating expense.

Purchase Price Allocation
In accordance with the accounting guidance for business combinations, the TMB acquisition was accounted for under the acquisition method of accounting and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The condensed consolidated balance sheet as of March 31, 2014 reflects the preliminary allocation of the purchase price and is subject to revision when appraisals are finalized, which is expected to be in the fourth quarter of fiscal 2014.

The preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed is as follows:

(in thousands)	Total
ASSETS
Current assets:
Cash and cash equivalents	$1,294
Accounts Receivable	41,164
Inventory	98,664
Other current assets	4,014
Total current assets	$145,136
Property and equipment	129,752
Goodwill	240,948
Other intangible assets	125,305
Deferred income taxes	6,419
Other	603
Total assets	$648,163
LIABILITIES
Current liabilities:
Accounts payable	$21,001
Accrued payroll	3,646
Accrued expenses	3,159
Total current liabilities	$27,806
Deferred income taxes	4,145
Other long-term liabilities	7,982
Total liabilities	39,933
Net assets acquired	$608,230

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In connection with this acquisition, we identified and valued certain intangible assets, including existing customer relationships, technologies and trademarks, as further discussed in Note 18. It is expected that the majority of the preliminary goodwill recorded of $240.9 million will be deductible for tax purposes. The goodwill is attributable to the operating synergies we expect to gain from the acquisition. These intangible assets are part of both the Industrial and Infrastructure segments.

TMB contributed net sales of $77.7 million and net loss of $4.4 million during the three months ended March 31, 2014. TMB contributed net sales of $122.5 million and net loss of $11.5 million during the five months ended March 31, 2014.

Unaudited Pro Forma Financial Information
The following unaudited pro forma summary of operating results presents the consolidated results of operations as if the TMB acquisition had occurred on July 1, 2012. These amounts were calculated after applying our accounting policies and adjusting TMB's results to reflect increased depreciation and amortization expense resulting from recording fixed assets and intangible assets at fair value, as well as increased amortization resulting from recording inventory at fair value. The pro forma results for the three and nine months ended March 31, 2014 exclude $2.5 million and $4.4 million of acquisition-related and restructuring-related pre-tax costs, respectively. The pro forma results for the three and nine months ended March 31, 2013 includes $7.7 million and $8.4 million, respectively, of integration-related pre-tax costs. The pro forma results have been presented for comparative purposes only, include no expected sales or cost synergies and are not indicative of future results of operations or what would have occurred had the acquisition been made on July 1, 2012.

Unaudited pro forma summary of operating results of Kennametal, assuming the acquisition had occurred as of July 1, 2012, are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share amounts)	2014	2013	2014	2013
Pro forma (unaudited):
Net Sales	$755,242	$736,052	$2,189,492	$2,123,556
Net income attributable to Kennametal	$55,019	$45,860	$126,060	$128,421
Per share data attributable to Kennametal:
Basic earnings per share	$0.70	$0.58	$1.60	$1.61
Diluted earnings per share	$0.69	$0.57	$1.58	$1.59

Emura
On August 1, 2013, the Company acquired the operating assets of Comercializadora Emura S.R.L. and certain related entities (Emura), based in La Paz, Bolivia, and secured related material sourcing agreements for a purchase price of $40.1 million, of which $26.1 million represents cash paid, of which $25.6 million was paid in fiscal year 2014 and $0.5 million was paid in fiscal year 2013, and $14.0 million of contingent consideration (see Note 6). Emura's principal operations is engaged in collecting, testing, processing and exporting tungsten ore material, and was a long-standing supplier to Kennametal. The addition of Emura enhances the Company's strategic tungsten sourcing capabilities to serve growth globally.

Other
On September 30, 2013, the Company completed one other acquisition in the Infrastructure segment for $2.0 million.

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
Level 3: Inputs that are unobservable.
As of March 31, 2014, the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$300	$—	$300
Total assets at fair value	$—	$300	$—	$300

Liabilities:
Derivatives (1)	$—	$457	$—	$457
Contingent consideration	—	—	14,000	14,000
Total liabilities at fair value	$—	$457	$14,000	$14,457

The fair value of contingent consideration payable that was classified as Level 3 relates to our probability assessments of expected future milestone targets, primarily associated with product delivery, related to the Emura acquisition. The contingent consideration is to be paid over the next 3 years. During the current quarter the Company reassessed this contingent consideration and determined that no adjustment to the fair value was deemed necessary and that no changes in the expected outcome have occurred during the quarter ended March 31, 2014.
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
As part of our financial risk management program, we use certain derivative financial instruments. We do not enter into derivative transactions for speculative purposes and, therefore, hold no derivative instruments for trading purposes. We account for derivative instruments as a hedge of the related asset, liability, firm commitment or anticipated transaction, when the derivative is specifically designated and qualifies as a hedge of such items. Our objective in managing foreign exchange exposures with derivative instruments is to reduce volatility in cash flow. We measure hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The ineffective portions are recorded in other(income) expense, net.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheet are as follows:

(in thousands)	March 31, 2014	June 30, 2013
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$129	$658
Other current liabilities - range forward contracts	(427)	(522)
Other assets - range forward contracts	46	69
Other liabilities - range forward contracts	(8)	—
Total derivatives designated as hedging instruments	(260)	205
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	125	48
Other current liabilities - currency forward contracts	(22)	(8)
Total derivatives not designated as hedging instruments	103	40
Total derivatives	$(157)	$245

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

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2014	2013	2014	2013
Other (income) expense, net - currency forward contracts	$(178)	$(475)	$(64)	$995

FAIR VALUE HEDGES

Fixed-to-floating interest rate swap contracts, designated as fair value hedges, are entered into from time to time to hedge our exposure to fair value fluctuations on a portion of our fixed rate debt. We had no such contracts outstanding at March 31, 2014 or June 30, 2013.
CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive loss, and are recognized as a component of other (income) expense, net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at March 31, 2014 and June 30, 2013, was $106.1 million and $102.2 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at March 31, 2014, we expect to recognize into earnings in the next 12 months $0.2 million of losses on outstanding derivatives.
In February 2012, we settled forward starting interest rate swap contracts to convert $150.0 million of our floating rate debt to fixed rate debt. Upon settlement, we made a cash payment of $22.4 million. The loss is being amortized as a component of interest expense over the term of the related debt using the effective interest rate method. During the three months ended March 31, 2014 and 2013, $0.5 million and $0.5 million was recognized as interest expense, respectively. During the nine months ended March 31, 2014 and 2013, $1.5 million and $1.4 million was recognized as interest expense, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following represents gains and losses related to cash flow hedges:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2014	2013	2014	2013
(Losses) gains recognized in other comprehensive loss, net	$(8)	$212	$(851)	$(461)
Losses reclassified from accumulated other comprehensive loss into other (income) expense, net	$340	$425	$1,054	$682
No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the nine months ended March 31, 2014 and 2013.

8.    RESTRUCTURING
During the December quarter, we announced our intent to implement restructuring actions to achieve synergies across Kennametal as a result of the TMB acquisition. During the March quarter we continued to implement these restructuring actions, primarily related to employment reductions. These and other restructuring actions are expected to be completed over the next three years. Total pre-tax charges are expected to be in the range of $40 million to $50 million, and are anticipated to be mostly cash expenditures.
In conjunction with these initiatives, we recorded restructuring charges of $5.0 million during the nine months ended March 31, 2014.
The restructuring accrual is recorded in other current liabilities in our condensed consolidated balance sheet and the amount attributable to each segment is as follows:

(in thousands)	June 30, 2013	Expense	Translation	Cash Expenditures	March 31, 2014
Industrial
Severance	$—	$2,235	$2	$(1,074)	$1,163
Facilities	—	325	3	—	328
Other	—	76	1	(1)	76
Total Industrial	—	2,636	6	(1,075)	1,567

Infrastructure
Severance	—	2,016	2	(969)	1,049
Facilities	—	293	3	—	296
Other	—	68	—	—	68
Total Infrastructure	—	2,377	5	(969)	1,413
Total	$—	$5,013	$11	$(2,044)	$2,980

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	STOCK-BASED COMPENSATION
Stock Options
The assumptions used in our Black-Scholes valuation related to grants made during the nine months ended March 31, 2014 and 2013 were as follows:

	2014	2013
Risk-free interest rate	1.3%	0.6%
Expected life (years) (1)	4.5	4.5
Expected volatility (2)	40.3%	49.5%
Expected dividend yield	1.6%	1.4%
(1) Expected life is derived from historical experience.
(2) Expected volatility is based on the implied historical volatility of our stock.

Changes in our stock options for the nine months ended March 31, 2014 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2013	2,729,068	$30.40
Granted	346,127	45.22
Exercised	(614,316)	26.42
Lapsed and forfeited	(30,995)	38.24
Options outstanding, March 31, 2014	2,429,884	$33.42	5.7	$26,745
Options vested and expected to vest, March 31, 2014	2,394,935	$33.31	5.7	$26,630
Options exercisable, March 31, 2014	1,624,499	$30.40	4.4	$22,587
During the nine months ended March 31, 2014 and 2013, compensation expense related to stock options was $3.9 million and $5.5 million, respectively. As of March 31, 2014, the total unrecognized compensation cost related to options outstanding was $3.4 million and is expected to be recognized over a weighted average period of 2.6 years.
Weighted average fair value of options granted during the nine months ended March 31, 2014 and 2013 was $13.76 and $13.53, respectively. Fair value of options vested during the nine months ended March 31, 2014 and 2013 was $5.0 million and $5.1 million, respectively.
Tax benefits, relating to excess stock-based compensation deductions, are presented in the condensed consolidated statements of cash flow as financing cash inflows. Tax benefits resulting from stock-based compensation deductions exceeded amounts reported for financial reporting purposes by $5.2 million and $3.5 million for the nine months ended March 31, 2014 and 2013, respectively.
The amount of cash received from the exercise of capital stock options during the nine months ended March 31, 2014 and 2013 was $16.4 million and $9.2 million, respectively. The related tax benefit for the nine months ended March 31, 2014 and 2013 was $3.6 million and $1.9 million, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2014 and 2013 was $11.5 million and $5.9 million, respectively.
Under the provisions of the Kennametal Inc. Stock and Incentive Plan of 2010, Plan participants may deliver stock owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during the nine months ended March 31, 2014 and 2013 was $0.2 million and $0.1 million, respectively.

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
Changes in our time vesting and performance vesting restricted stock units for the nine months ended March 31, 2014 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested performance vesting and time vesting restricted stock units, June 30, 2013	367,612	$32.08	815,210	$34.53
Granted	82,449	45.24	310,130	45.14
Vested	(156,798)	26.89	(301,311)	32.55
Performance metric not achieved	(95,907)	45.24	—	—
Forfeited	—	—	(41,246)	39.34
Unvested performance vesting and time vesting restricted stock units, March 31, 2014	197,356	$40.92	782,783	$39.25
During the nine months ended March 31, 2014 and 2013, compensation expense related to time vesting and performance vesting restricted stock units was $10.8 million and $12.8 million, respectively. As of March 31, 2014, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $17.5 million and is expected to be recognized over a weighted average period of 2.4 years.

10.	BENEFIT PLANS
We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to some U.S. employees.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below summarizes the components of net periodic pension cost:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2014	2013	2014	2013
Service cost	$1,731	$1,945	$5,179	$5,853
Interest cost	10,311	9,493	30,795	28,675
Expected return on plan assets	(14,920)	(13,968)	(44,632)	(42,120)
Amortization of transition obligation	20	16	58	52
Amortization of prior service credit	(58)	(49)	(175)	(146)
Recognition of actuarial losses	671	3,730	1,983	11,229
Net periodic pension (credit) cost	$(2,245)	$1,167	$(6,792)	$3,543
Net periodic pension cost decreased $3.4 million and $10.3 million for the three and nine months ended March 31, 2014, respectively. This decrease was primarily the result of a discount rate change and the expected return on plan assets.
The table below summarizes the components of the net periodic other postretirement benefit cost:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2014	2013	2014	2013
Service cost	$14	$18	$42	$54
Interest cost	251	234	753	703
Amortization of prior service cost	(28)	(28)	(84)	(83)
Recognition of actuarial loss	79	104	237	312
Net periodic other postretirement benefit cost	$316	$328	$948	$986

11.	INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 44 percent and 52 percent of total inventories at March 31, 2014 and June 30, 2013, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

Inventories consisted of the following:

(in thousands)	March 31, 2014	June 30, 2013
Finished goods	$379,618	$303,307
Work in process and powder blends	308,631	244,180
Raw materials	151,105	137,602
Inventories at current cost	839,354	685,089
Less: LIFO valuation	(100,497)	(106,294)
Total inventories	$738,857	$578,795

12.	LONG-TERM DEBT
Our $600 million five-year, multi-currency, revolving credit facility (2011 Credit Agreement) requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of March 31, 2014. We had $338.7 million and $3.6 million of borrowings outstanding under the 2011 Credit Agreement as of March 31, 2014 and June 30, 2013, respectively. Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries. The 2011 Credit Agreement matures in April 2018.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fixed rate debt had a fair market value of $688.2 million and $680.1 million at March 31, 2014 and June 30, 2013, respectively. The Level 1 fair value is determined based on the quoted market price of this debt as of March 31, 2014 and June 30, 2013, respectively.

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
Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At March 31, 2014 and June 30, 2013, the balances of these reserves were $11.3 million and $5.1 million, respectively. These reserves represent anticipated costs associated with the remediation of these issues. The change in the reserve was due to a $6.0 million increase related to a recent acquisition and $0.2 million of unfavorable foreign currency translation adjustments recorded during the nine months ended March 31, 2014.
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
The effective income tax rate for the three months ended March 31, 2014 and 2013 was 24.1 percent and 18.5 percent, respectively. The increase was primarily driven by the impact of the American Taxpayer Relief Act of 2012 that was enacted during the prior year quarter, which extended the credit for the increasing research activities.
The effective income tax rate for the nine months ended March 31, 2014 and 2013 was 28.5 percent and 21.7 percent, respectively. The increase was primarily driven by a $7.2 million tax charge incurred in the second quarter related to a change in assertion of a foreign subsidiary's certain undistributed earnings, which are no longer considered permanently reinvested. This change in assertion during the second quarter is related to the repatriation of $57.0 million. All earnings of other non U.S. subsidiaries are indefinitely reinvested and no deferred taxes have been provided on those earnings. This tax charge was partially offset by a lower relative U.S. current year earnings contribution.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options, unvested restricted stock awards and unvested restricted stock units by 1.0 million shares and 1.3 million shares for the three months ended March 31, 2014 and 2013, respectively, and 1.0 million shares and 1.2 million shares for the nine months ended March 31, 2014 and 2013, respectively. Unexercised capital stock options, restricted stock units and restricted stock awards of 0.2 million shares and 0.3 million shares for the three months ended March 31, 2014 and 2013, respectively, and 0.3 million shares and 1.0 million shares for the nine months ended March 31, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore the inclusion would have been anti-dilutive.

16.	EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareowners’ equity and equity attributable to noncontrolling interests as of March 31, 2014 and 2013 is as follows:

	Kennametal Shareowners’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2013	$97,303	$374,300	$1,399,227	$(89,004)	$30,467	$1,812,293
Net income	—	—	112,911	—	1,808	114,719
Other comprehensive income	—	—	—	34,184	547	34,731
Dividend reinvestment	1	228	—	—	—	229
Capital stock issued under employee benefit and stock plans	1,241	27,758	—	—	—	28,999
Purchase of capital stock	(407)	(13,656)	—	—	—	(14,063)
Cash dividends paid	—	—	(42,285)	—	(65)	(42,350)
Balance as of March 31, 2014	$98,138	$388,630	$1,469,853	$(54,820)	$32,757	$1,934,558

	Kennametal Shareowners’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2012	$100,106	$447,433	$1,246,973	$(150,662)	$24,371	$1,668,221
Net income	—	—	142,447	—	2,285	144,732
Other comprehensive income	—	—	—	11,954	371	12,325
Dividend reinvestment	6	192	—	—	—	198
Capital stock issued under employee benefit and stock plans	875	24,527	—	—	—	25,402
Purchase of capital stock	(2,572)	(75,915)	—	—	—	(78,487)
Sale of subsidiary stock	—	12,515	—	2,065	7,727	22,307
Cash dividends paid	—	—	(38,436)	—	(1,949)	(40,385)
Purchase of noncontrolling interests	—	—	—	—	(479)	(479)
Balance as of March 31, 2013	$98,415	$408,752	$1,350,984	$(136,643)	$32,326	$1,753,834

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

The components of and changes in AOCL were as follows (net of tax) for the three months ended March 31, 2014:

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, December 31, 2013	$(85,731)	$46,773	$(12,475)	$(51,433)
Other comprehensive loss before reclassifications	(104)	(4,429)	(8)	(4,541)
Amounts reclassified from AOCL	495	—	659	1,154
Net current period other comprehensive loss	391	(4,429)	651	(3,387)
AOCL, March 31, 2014	$(85,340)	$42,344	$(11,824)	$(54,820)

Attributable to noncontrolling interests:
Balance, December 31, 2013	$—	$948	$—	$948
Other comprehensive loss before reclassifications	—	320	—	320
Net current period other comprehensive loss	—	320	—	320
AOCL, March 31, 2014	$—	$1,268	$—	$1,268

The components of and changes in AOCL were as follows (net of tax) for the nine months ended March 31, 2014:

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2013	$(83,937)	$7,414	$(12,481)	$(89,004)
Other comprehensive loss before reclassifications	(2,880)	34,930	(851)	31,199
Amounts reclassified from AOCL	1,477	—	1,508	2,985
Net current period other comprehensive loss	(1,403)	34,930	657	34,184
AOCL, March 31, 2014	$(85,340)	$42,344	$(11,824)	$(54,820)

Attributable to noncontrolling interests:
Balance, June 30, 2013	$—	$721	$—	$721
Other comprehensive loss before reclassifications	—	547	—	547
Net current period other comprehensive loss	—	547	—	547
AOCL, March 31, 2014	$—	$1,268	$—	$1,268

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications out of AOCL for the three and nine months ended March 31, 2014 consisted of the following:

Details about AOCL components	Three months ended March 31, 2014	Nine months ended March 31, 2014	Affected line item in the Income Statement
Gains and losses on cash flow hedges:
Forward starting interest rate swaps	$486	$1,459	Interest expense
Currency exchange contracts	577	973	Other (income) expense, net
Total before tax	1,063	2,432
Tax benefit	404	924	Provision for income taxes
Net of tax	$659	$1,508

Postretirement benefit plans:
Amortization of transition obligations	$20	$58	See pension note 10 for further details
Amortization of prior service credit	(86)	(259)	See pension note 10 for further details
Recognition of actuarial losses	750	2,220	See pension note 10 for further details
Total before taxes	684	2,019
Tax benefit	189	542	Provision for income taxes
Net of tax	$495	$1,477

18.	GOODWILL AND OTHER INTANGIBLE ASSETS
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
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Industrial	Infrastructure	TMB Acquisition	Total
Goodwill	$273,757	$598,840	$—	$872,597
Accumulated impairment losses	(15,674)	(135,168)	—	(150,842)
Balance as of June 30, 2013 (1)	$258,083	$463,672	$—	$721,755
Acquisition	$—	$—	$240,948	$240,948
Translation	4,622	7,269	—	11,891
Change in goodwill	4,622	7,269	240,948	252,839
Goodwill	278,379	606,109	240,948	1,125,436
Accumulated impairment losses	(15,674)	(135,168)	—	(150,842)
Balance as of March 31, 2014	$262,705	$470,941	$240,948	$974,594
(1) The balance as of June 30, 2013 have been restated to reflect the change in reportable operating segments.

The assignment of goodwill for the TMB acquisition has not yet been completed and therefore has not been allocated between the segments.

The Company is currently exploring strategic alternatives for a portion of its Infrastructure business, which has an estimated net book value of approximately $39.0 million as of March 31, 2014.  As the evaluation is not yet complete, the Company cannot determine if an impairment loss is either probable or estimable.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	March 31, 2014		June 30, 2013
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract-based	3 to 15	$21,835	$(9,937)	$21,450	$(8,374)
Technology-based and other	4 to 20	54,970	(28,067)	38,005	(26,006)
Customer-related	10 to 20	285,605	(71,903)	178,318	(58,148)
Unpatented technology	15 to 30	61,800	(11,904)	45,972	(9,761)
Trademarks	5 to 20	19,655	(10,350)	14,055	(9,151)
Trademarks	Indefinite	37,451	—	36,405	—
Total		$481,316	$(132,161)	$334,205	$(111,440)
During the nine months ended March 31, 2014, we recorded amortization expense of $18.8 million related to our other intangible assets and favorable currency translation adjustments of $3.5 million.
On November 4, 2013, we acquired TMB from ATI, the operations of which are included in both the Industrial and Infrastructure segments. As a result of the acquisition, we increased goodwill by $240.9 million and other intangible assets by $125.3 million based on our preliminary purchase price allocations. Other intangible assets consisted of customer-related intangibles, technology-based intangibles and trademarks. We are in the process of assessing the allocation of goodwill and other intangible assets, as well as the useful lives of the other intangible assets. The majority of both the goodwill and other intangible assets will be allocated to the Infrastructure segment, as this is primarily where the operating synergies associated with the acquisition are expected to be realized. The Company estimates that acquired intangibles will add approximately $8 million to annual amortization expense per year.
On August 1, 2013, we acquired the assets of Emura in our Infrastructure segment. As a result of the acquisition we increased other intangible assets by $16.4 million based on our preliminary purchase price allocations. We recorded supplier relationship intangible assets in technology-based and other of $15.9 million with an estimated useful life of 20 years, contract-based intangibles of $0.4 million with an estimated useful life of 3 years and trademarks of $0.1 million with an estimated useful life of 20 years. These intangible assets will be amortized over their respective estimated useful lives.

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
Our sales and operating income by segment are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2014	2013 (1)	2014	2013 (1)
Sales:
Industrial	$399,669	$352,793	$1,108,546	$1,023,994
Infrastructure	355,573	302,567	956,440	893,969
Total sales	$755,242	$655,360	$2,064,986	$1,917,963
Operating income:
Industrial	$51,403	$51,173	$124,441	$131,177
Infrastructure	28,012	26,120	68,305	81,623
Corporate	(2,585)	(2,320)	(7,370)	(6,978)
Total operating income	76,830	74,973	185,376	205,822
Interest expense	8,883	7,504	24,001	20,430
Other (income) expense, net	(561)	749	906	502
Income before income taxes	$68,508	$66,720	$160,469	$184,890
(1) Amounts for the three and nine months ended March 31, 2013 have been restated to reflect the change in reportable operating segments.

Segment assets by segment are as follows:

(in thousands)	March 31, 2014	June 30, 2013 (2)
Total assets:
Industrial	$1,366,329	$1,190,026
Infrastructure	1,868,187	1,522,470
Corporate	399,779	588,543
Goodwill from TMB acquisition	240,948	—
Total assets	$3,875,243	$3,301,039
(2) Amounts as of June 30, 2013 have been restated to reflect the change in reportable operating segments.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Kennametal Inc. is a leading global manufacturer and supplier of tooling, engineered components and advanced materials consumed in production processes. We deliver productivity to customers seeking peak performance in demanding environments by providing innovative custom and standard wear-resistant solutions. To provide these solutions, we harness our knowledge of advanced materials and application development with a commitment to environmental sustainability. Our solutions are built around industry-essential technology platforms. These include metalworking tools, engineered components, surface technologies and earth cutting tools that are mission-critical to the performance of our customers battling extreme conditions such as fatigue wear, corrosion and high temperatures. We believe that our reputation for manufacturing excellence, as well as our technological expertise and innovation we deliver in our products and services, help us to achieve a leading position in our primary markets: general engineering, transportation, aerospace, defense, energy and earthworks. End users of our products include metalworking and machinery manufacturers and suppliers across a diverse array of industries, including aerospace, defense, transportation, machine tool, light machinery and heavy machinery, as well as producers and suppliers in a number of equipment-intensive industries such as coal mining, road construction and quarrying, as well as oil and gas exploration, refining, production and supply. Our end users' applications range from airframes to mining operations, engines to oil wells and turbochargers to processing. We believe we are one of the largest global providers of consumable metalcutting tools and tooling supplies.

Our sales of $755.2 million for the quarter ended March 31, 2014 increased 15 percent compared to sales for the March quarter one year ago. Operating income was $76.8 million, an increase of $1.8 million as compared to $75.0 million in the prior year quarter. The Tungsten Materials Business (TMB) contributed sales of $77.7 million during the quarter and had an operating loss of $4.3 million, which included the impacts of inventory purchase accounting step-up of $7.7 million and depreciation and amortization related to fixed and intangible asset purchase accounting step-up of $3.9 million. Operating income increased primarily due to higher sales volume.

Integration efforts are on-track related to the TMB acquisition and we recorded pre-tax restructuring charges of $2.7 million during the quarter ended March 31, 2014.

We reported current quarter earnings per diluted share of $0.64, which included TMB operating loss of $0.06, acquisition-related charges of $0.02 and restructuring and related charges of $0.02.

We generated cash flow from operating activities of $153.2 million and capital expenditures were $86.0 million during the nine months ended March 31, 2014.

We invested further in technology and innovation to continue delivering a high level of new products to our customers. Research and development expenses included in operating expense totaled $11.3 million for the three months ended March 31, 2014.

The following narrative provides further discussion and analysis of our results of operations, liquidity and capital resources, as well as other pertinent matters.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF CONTINUING OPERATIONS

SALES

Sales for the three months ended March 31, 2014 were $755.2 million, an increase of $99.8 million or 15 percent, from $655.4 million in the prior year quarter. The increase in sales was driven by the impact of the acquisition of TMB of 12 percent, organic growth of 3 percent and the favorable impact from more business days of 1 percent, partially offset by a 1 percent decrease from unfavorable currency exchange. The increase in sales was primarily due to improved demand from customers in our Industrial end markets and distribution sales for the quarter, as well as improvement in the energy market, partially offset by continuing weakness in the mining sector. Excluding TMB, sales increased by approximately 9 percent in the energy markets, 8 percent in general engineering and 6 percent in transportation, while earthworks market decreased by 6 percent and aerospace and defense decreased by 5 percent, respectively.

Sales for the nine months ended March 31, 2014 were $2,065.0 million, an increase of $147.0 million or 8 percent, from $1,918.0 million in the prior year period. The increase in sales was driven by growth related to the TMB acquisition of 6 percent and the favorable impact from more business days of 2 percent. The increase in sales was primarily due to improved demand from customers in our Industrial end markets and distribution sales, partially offset by weakness in the mining sector. Excluding TMB, sales increased by approximately 8 percent in general engineering, 5 percent in transportation and 4 percent in the energy markets, while earthworks decreased by 5 percent and aerospace and defense decreased by 3 percent, respectively.

GROSS PROFIT

Gross profit for the three months ended March 31, 2014 was $239.0 million, an increase of $30.5 million from $208.5 million in the prior year quarter. The increase was primarily due to organic sales growth, the impact of the TMB acquisition, an inventory reduction initiative resulting in an unfavorable impact in the prior year, favorable business mix and favorable raw material costs. The gross profit margin for the three months ended March 31, 2014 was 31.6 percent, as compared to 31.8 percent generated in the prior year quarter. The decrease in the gross profit margin was primarily driven by the dilutive effects of the TMB acquisition, as a result of purchase accounting.

Gross profit for the nine months ended March 31, 2014 was $644.2 million, an increase of $27.9 million from $616.3 million in the prior year period. The increase was primarily due to an inventory reduction initiative resulting in an unfavorable impact in the prior year, lower raw material costs, organic sales growth and the impact of TMB, partially offset by higher manufacturing spend and a non-recurring physical inventory adjustment of $5.7 million related to our mining business. The gross profit margin for the nine months ended March 31, 2014 was 31.2 percent, as compared to 32.1 percent generated in the prior year period. The decrease in the gross profit margin was primarily driven by the dilutive effects of the TMB acquisition, as a result of purchase accounting.

OPERATING EXPENSE

Operating expense for the three months ended March 31, 2014 increased $24.0 million or 18.7 percent to $152.3 million as compared to $128.3 million in the prior year quarter. The increase was primarily due to additional operating expenditures related to TMB of $12.0 million, higher professional fees of $4.8 million, higher employment costs of $3.6 million driven mainly by an increase in commissions due to higher sales and our annual employee merit increase and TMB acquisition-related costs of $2.4 million.

Operating expense for the nine months ended March 31, 2014 increased $40.0 million or 10.1 percent to $435.0 million as compared to $395.0 million in the prior year period. The increase was primarily due to additional operating expenditures related to TMB of $19.4 million, higher employment costs of $11.2 million driven mainly by our annual employee merit increase and an increase in commissions due to higher sales and TMB acquisition-related costs of $5.3 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESTRUCTURING CHARGES
During the second quarter, we announced our intent to implement restructuring actions to achieve synergies across Kennametal and TMB by consolidating operations among both organizations, reducing administrative overhead and leveraging the supply chain. Consistent with this announcement, we initiated actions related to employment reductions and recorded restructuring charges of $2.7 million during the three months ended March 31, 2014. During the three months ended March 31, 2014, Industrial and Infrastructure restructuring and related charges were $1.5 million and $1.2 million, respectively.
During the nine months ended March 31, 2014, we initiated actions related to employment reductions and recorded restructuring charges of $5.0 million. Industrial and Infrastructure charges were $2.6 million and $2.4 million, respectively for the nine months ended March 31, 2014. See Note 8 in our condensed consolidated financial statements set forth in Part I Item 1 of this Quarterly Report on Form 10-Q.
Total restructuring costs are expected to be in the range of $40 million to $50 million and are expected to be completed over the next three years. Annual ongoing benefits from these actions are expected to be in the range of $35 million to $45 million, once these initiatives are fully implemented.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2014 increased $1.4 million to $8.9 million as compared to
$7.5 million in the prior year quarter. The increase in interest expense was primarily due to higher year-over-year borrowings due to acquisitions.

For the nine months ended March 31, 2014 interest expense increased $3.6 million to $24.0 million as compared to $20.4 million in the prior year period. The increase in interest expense was primarily due to higher year-over-year borrowings due to acquisitions and the higher borrowing rate for our $400 million 2.65 percent Senior Unsecured Notes issued in November 2012.

OTHER (INCOME) EXPENSE, NET

Other income, net for the three months ended March 31, 2014 was $0.6 million compared to other expense, net of $0.7 million for the prior year quarter. The increase was primarily due to favorable currency exchange rate gains of $1.4 million.

Other expense, net for the nine months ended March 31, 2014 was $0.9 million compared to $0.5 million for the prior year quarter. The increase was primarily due to unfavorable currency exchange rate losses of $0.4 million, partially offset by higher interest income.

INCOME TAXES
The effective income tax rate for the three months ended March 31, 2014 and 2013 was 24.1 percent and 18.5 percent, respectively. The increase was primarily driven by the impact of the American Taxpayer Relief Act of 2012 that was enacted during the prior year quarter, which extended the credit for the increasing research activities.
The effective income tax rate for the nine months ended March 31, 2014 and 2013 was 28.5 percent and 21.7 percent, respectively. The increase was primarily driven by a $7.2 million tax charge incurred in the second quarter related to a change in assertion of a foreign subsidiary's certain undistributed earnings, which are no longer considered permanently reinvested. This change in assertion during the second quarter is related to the repatriation of $57.0 million. All earnings of other non U.S. subsidiaries are indefinitely reinvested and no deferred taxes have been provided on those earnings. This tax charge was partially offset by a lower relative U.S. current year earnings contribution.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Amounts for the three and nine months ended March 31, 2013 have been restated to reflect the enhanced operating structure as of July 1, 2013.
INDUSTRIAL

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2014	2013	2014	2013
Sales	$399,669	$352,793	$1,108,546	$1,023,994
Operating income	51,403	51,173	124,441	131,177

For the three months ended March 31, 2014, Industrial sales increased by 13 percent due to 8 percent growth related to the TMB acquisition, 5 percent organic growth and a 1 percent increase from more business days, partially offset by a 1 percent decrease from unfavorable currency exchange. Excluding TMB, sales increased by 8 percent in general engineering and 5 percent in transportation, while aerospace and defense decreased by 3 percent. General engineering increased due to continued demand from distribution channels and the transportation market benefited from increased demand in the light vehicle markets world-wide. Sales increased in all geographies. On a regional basis, excluding TMB, sales increased by approximately 11 percent in Asia, 9 percent in Europe and 1 percent in the Americas. The Americas sales were dampened by the weather impacts in North America. The sales increase in Asia was driven by the growth in general engineering, while the transportation end market remained relatively flat as compared to the prior year quarter. The sales increase in Europe was primarily driven by the performance in transportation and the general engineering end markets, partially offset by the decline in the aerospace and defense end market. The sales increase in the Americas was primarily driven by the performance in the general engineering end market, partially offset by the decline in the transportation end market.

For the three months ended March 31, 2014, Industrial operating income increased by $0.2 million. Industrial operating income remained relatively flat, despite the dilutive effects of TMB purchase accounting of $6.7 million, acquisition-related charges of $1.0 million and restructuring and related charges of $1.6 million. Industrial operating margin was 12.9 percent compared with 14.5 percent in the prior year.

For the nine months ended March 31, 2014, Industrial sales increased by 8 percent due to 4 percent growth related to acquisitions, 3 percent organic growth and 1 percent due to more business days. Excluding TMB, sales increased by 8 percent in general engineering, 7 percent in transportation and 1 percent in aerospace and defense. General engineering increased due to improvements in production and overall demand for machinery and demand from distribution channels and the transportation market benefited from increased demand in the light vehicle markets world-wide. On a regional basis, excluding TMB, sales increased by approximately 7 percent in Asia, 6 percent in Europe and 1 percent in the Americas. The Americas sales were dampened by the weather impacts in North America. The sales increase in Asia was primarily driven by the performance in the general engineering and aerospace and defense end markets, partially offset by a decline in the transportation end market. The sales increase in Europe was primarily driven by the performance in the transportation and general engineering end markets, slightly offset by performance in aerospace and defense end markets. The sales increase in the Americas was primarily driven by the performance in the general engineering and transportation end markets, while aerospace and defense remained relatively flat.

For the nine months ended March 31, 2014, Industrial operating income decreased by $6.7 million. Industrial operating income decreased due to the results of the TMB acquisition and related charges of $14.1 million, partially offset by increased sales volume. Industrial operating margin was 11.2 percent compared with 12.8 percent in the prior year.

INFRASTRUCTURE

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2014	2013	2014	2013
Sales	$355,573	$302,567	$956,440	$893,969
Operating income	28,012	26,120	68,305	81,623

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended March 31, 2014, Infrastructure sales increased by 18 percent, driven by 16 percent growth related to the TMB acquisition and a 3 percent increase from more business days, partially offset by a 1 percent decrease from unfavorable currency exchange. Organic growth was flat. Excluding TMB, sales increased by 9 percent in energy, partially offset by a 6 percent decrease in earthworks. Energy sales continued to improve year over year reflecting improving demand in oil and gas drilling activity in the U.S., coupled with continued gains in production, completion and process applications. Earthworks sales decreased due to persistently weak underground coal and surface mining markets in the U.S. and China. On a regional basis, excluding TMB, sales grew by 4 percent in Europe and 3 percent in the Americas, partially offset by a 9 percent decline in Asia. The Americas sales were dampened by the weather impacts in North America. The sales increase in Europe was driven primarily by the performance in the energy end market, partially offset by a decline in the earthworks end market. The sales increase in the Americas was driven primarily by the performance in the energy end market. The sales decrease in Asia was driven primarily by the decline in the earthworks end market, slightly offset by the performance in the energy end markets.

For the three months ended March 31, 2014, Infrastructure operating income increased by $1.9 million. Infrastructure operating income remained relatively flat, despite the dilutive effects of TMB purchase accounting of $4.9 million, acquisition-related charges of $1.5 million and restructuring and related charges of $1.2 million. Infrastructure operating margin was 7.9 percent compared with 8.6 percent in the prior year.

For the nine months ended March 31, 2014, Infrastructure sales increased by 7 percent, driven by 9 percent growth related to the TMB acquisition and a 1 percent favorable impact from more business days, partially offset by a 2 percent organic decline and a 1 percent decrease from unfavorable currency exchange. Excluding TMB, sales increased by 3 percent in energy, offset by a 5 percent decrease in earthworks. Earthworks sales decreased due to persistently weak underground coal mining and surface markets in China and the U.S. Energy sales improved year over year reflecting improving demand in oil and gas drilling activity in the U.S., coupled with continued gains in production, completion and process applications. On a regional basis, excluding TMB, sales grew 5 percent in Europe and declined by 6 percent in Asia and 3 percent in the Americas. The Americas sales were dampened by the weather impacts in North America. The sales increase in Europe was driven primarily by the performance in the energy end markets. The sales decrease in Asia was driven primarily by the decline in the earthworks end market. The sales decrease in the Americas was driven by both the decline in the energy and earthworks end markets.

For the nine months ended March 31, 2014, Infrastructure operating income decreased by $13.3 million. Infrastructure operating income decreased due to the results of TMB acquisition and related charges of $7.2 million and a non recurring physical inventory adjustment of $5.7 million related to our mining business. Infrastructure operating margin was 7.1 percent compared with 9.1 percent in the prior year.

The Company is currently exploring strategic alternatives for a portion of its Infrastructure business, which has an estimated net book value of approximately $39.0 million as of March 31, 2014.  As the evaluation is not yet complete, the Company cannot determine if an impairment loss is either probable or estimable.

CORPORATE

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2014	2013	2014	2013
Corporate unallocated expense	$(2,585)	$(2,320)	$(7,370)	$(6,978)

For the three and nine months ended March 31, 2014, Corporate unallocated expense remained relatively flat compared to prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations and borrowings against our five-year, multi-currency, revolving credit facility (2011 Credit Agreement) are the primary sources of funding for capital expenditures and internal growth. Year to date March 31, 2014, cash flow provided by operating activities was $153.2 million, driven by our operating performance, and we had outstanding borrowings on our 2011 Credit Agreement of $338.7 million, primarily used to fund the acquisition of TMB.

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

The 2011 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of March 31, 2014. For the nine months ended March 31, 2014, average daily borrowings outstanding under the 2011 Credit Agreement were approximately $221.9 million. Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries.

Other than the repatriation of $57.0 million discussed in Note 14 set forth in Part I Item 1 of this Quarterly Report on Form 10-Q, we consider the unremitted earnings of our non-U.S. subsidiaries that have not previously been taxed in the U.S. to be permanently reinvested. As of March 31, 2014, cash and cash equivalents of $159.2 million and short-term intercompany advances made by our foreign subsidiaries to our U.S. parent of $25.3 million would not be available for use in the U.S. on a long term basis, without incurring U.S. federal and state income tax consequences. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

At March 31, 2014, cash and cash equivalents were $161.8 million, total debt was $1,135.6 million and total Kennametal Shareowners' equity was $1,901.8 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.

There have been no material changes in our contractual obligations and commitments since June 30, 2013.
Cash Flow Provided by Operating Activities
During the nine months ended March 31, 2014, cash flow provided by operating activities was $153.2 million, compared to $150.4 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $237.5 million, partially offset by changes in certain assets and liabilities netting to an outflow of $84.3 million. The primary drivers of the changes in certain assets and liabilities were an increase in accounts receivable of $35.8 million mainly due to higher sales, an increase in inventory of $34.8 million primarily driven by higher work in process and finished goods inventory and a decrease in other of $11.0 million.

During the nine months ended March 31, 2013, cash flow provided by operating activities consisted of net income and non-cash items amounting to an inflow of $259.4 million, partially offset by changes in certain assets and liabilities netting to an outflow of $109.0 million. Contributing to the changes in certain assets and liabilities was a decrease in accounts payable and accrued liabilities of $132.2 million primarily driven by lower accounts payable, lower accrued payroll and payment of $19.0 million of incentive compensation and a decrease in accrued income taxes of $29.5 million, offset by a decrease in accounts receivable of $37.6 million due to lower sales volume, a decrease in inventory of $9.2 million primarily driven by our inventory reduction initiatives and an increase in other of $5.9 million.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $719.6 million for the nine months ended March 31, 2014, compared to
$52.2 million in the prior year period. During the current year period, cash flow used for investing activities included $634.6 million used for acquisitions, primarily TMB of $607.0 million and two other acquisitions in the Infrastructure segment. Capital expenditures, net were $85.0 million, which consisted primarily of equipment upgrades.

For the nine months ended March 31, 2013, cash flow used for investing activities included capital expenditures, net of $52.0 million, which consisted primarily of equipment upgrades.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flow Provided by Financing Activities
Cash flow provided by financing activities was $350.3 million for the nine months ended March 31, 2014 compared to $106.4 million in the prior year period. During the current year period, cash flow provided by financing activities primarily included $385.9 million net increase in borrowings and $21.5 million of dividend reinvestment and the effect of employee benefit and stock plans. These cash flows were partially offset by $42.3 million of cash dividends paid to Shareowners and $14.1 million used for the purchase of capital stock.

During the nine months ended March 31, 2013, cash flow provided by financing activities included $186.1 million net increase in borrowings which included $3.7 million of borrowings outstanding on our revolving credit facility, $26.7 million from the sale of capital stock in a subsidiary in India and $13.3 million of dividend reinvestment and the effect of employee benefit and stock plans. These cash flows were offset by $78.5 million used for the purchase of capital stock and $38.4 million of cash dividends paid to Shareowners.

FINANCIAL CONDITION

Working capital was $949.7 million at March 31, 2014, a decrease of $82.2 million from $1,031.9 million at June 30, 2013. Cash and and cash equivalents decreased $215.5 million and current maturities of long-term debt, capital leases and notes payable increased $69.1 million mainly to fund the TMB acquisition. Other current liabilities increased $23.7 million, accounts payable increased by $13.0 million and accrued expenses increased by $9.4 million mainly driven by the impact of recent acquisitions. These items were partially offset by an increase in inventory of $160.1 million mainly due to the TMB acquisition contributing $98.7 million, an increase in accounts receivable of $83.1 million mainly due to the impact of the TMB acquisition of $41.2 million and higher sales, partially offset by improved collections and an increase in other current assets of $11.5 million. Currency exchange effects accounted for $7.8 million of the working capital decrease.

Property, plant and equipment, net increased $144.1 million from $741.5 million at June 30, 2013 to $885.6 million at March 31, 2014, primarily due to $135.8 million from acquisitions during the current period, capital additions of $77.4 million and favorable currency exchange impact of $11.7 million, partially offset by depreciation expense of $76.3 million.

At March 31, 2014, other assets were $1,450.6 million, an increase of $390.5 million from $1,060.1 million at June 30, 2013. The primary drivers for the increase were an increase in goodwill of $252.8 million, an increase in other intangible assets of $126.4 million and an increase in other assets of $15.7 million. The change in goodwill was due to the TMB acquisition impact of $240.9 million during the current period and favorable currency exchange effects of $11.9 million. The change in other intangible assets was due to a $141.7 million acquisition impact during the current period and favorable currency exchange effects of $3.5 million, offset by amortization expense of $18.8 million. The change in other assets was primarily due to lower pension discount rates.

Long-term debt and capital leases increased by $318.5 million to $1,022.1 million at March 31, 2014 from $703.6 million at June 30, 2013. The increase was primarily driven by $319.3 million borrowings under the 2011 Credit Agreement for the acquisition of TMB.

Kennametal Shareowners' equity was $1,901.8 million at March 31, 2014, an increase of $120.0 million from $1,781.8 million at June 30, 2013. The increase was primarily due to net income attributable to Kennametal of $112.9 million, currency exchange impacts of $34.9 million and capital stock issued under employee benefit and stock plans of $29.0 million, partially offset by cash dividends paid to Shareowners of $42.3 million and the purchase of capital stock of $14.1 million.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At March 31, 2014 and June 30, 2013, the balances of these reserves were $11.3 million and $5.1 million, respectively. These reserves represent anticipated costs associated with the remediation of these issues. The change in the reserve was due to a $6.0 million increase related to a recent acquisition and $0.2 million of unfavorable foreign currency translation adjustments recorded during the nine months ended March 31, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at March 31, 2014 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The SEC's general guidance permits the exclusion of an assessment of the effectiveness of a registrant's disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, the Company completed the acquisition of TMB and Emura on November 4, 2013 and August 1, 2013, respectively. TMB represents 17 percent of the Company's total assets as of March 31, 2014. Emura represents 1 percent of the Company's total assets as of March 31, 2014. Management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of March 31, 2014 excluded an assessment of the internal control over financial reporting of TMB and Emura.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2014	169	$43.34	—	10,325,100
February 1 through February 28, 2014	227,414	42.63	225,000	10,100,100
March 1 through March 31, 2014	—	—	—	10,100,100
Total	227,583	$42.63	225,000

(1)
During the current period, 1,790 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 793 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.

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

KENNAMETAL INC.

Date:	May 8, 2014	By:	/s/ Martha Fusco
Martha Fusco Vice President Finance and Corporate Controller