Form 10-K
period 2014-06-30
KENNAMETAL INC
filed 2014-08-13
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]
As of December 31, 2013, the aggregate market value of the registrant’s Capital Stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $3,126,500,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant’s Capital Stock have been deemed affiliates.
As of July 31, 2014, there were 78,681,423 of the Registrant’s Capital Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2014 Annual Meeting of Shareowners are incorporated by reference into Part III.

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not relate strictly to historical or current facts. For example, statements about Kennametal's outlook for earnings, sales volumes, and cash flow for its fiscal year 2015, its expectations regarding future growth and any statements regarding future operating or financial performance or events are forward-looking. We have also included forward looking statements in this Form 10-K concerning, among other things, our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position, and product development. These statements are based on current estimates that involve inherent risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, our actual results could vary materially from our current expectations. There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements. They include: economic recession; availability and cost of the raw materials we use to manufacture our products; our foreign operations and international markets, such as foreign currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; our ability to protect and defend our intellectual property; competition; our ability to retain our management and employees; demands on management resources; potential claims relating to our products; integrating acquisitions and achieving the expected savings and synergies; business divestitures; global or regional catastrophic events; energy costs; commodity prices; labor relations; demand for and market acceptance of new and existing products; and implementation of environmental remediation matters. We provide additional information about many of the specific risks we face in the “Risk Factors” Section of this Annual Report on Form 10-K. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I

ITEM 1 - BUSINESS
OVERVIEW From its founding in 1938, the McKenna family incorporated Kennametal Inc. (sometimes referred herein as “Kennametal” or “the Company”) in Pennsylvania in 1943. As a global industrial leader, Kennametal delivers productivity solutions to customers seeking peak performance in demanding environments. The Company provides innovative wear-resistant products, application engineering and services backed by advanced material science serving customers across diverse sectors of industrial production, transportation, earthworks, energy, infrastructure and aerospace. Kennametal solutions are built around industry-essential technology platforms, including precision-engineered metalworking tools and components, surface technologies and earth cutting tools that are mission-critical to customer operations battling extreme conditions associated with wear fatigue, corrosion and high temperatures. The Company’s reputation for material and industrial technology excellence, as well as expertise and innovation in development of custom solutions and services, contributes to its leading position in its primary industrial and infrastructure markets. End users of the company’s products include manufacturers, metalworking suppliers, machinery operators and processors engaged in a diverse array of industries, including the manufacture of transportation vehicles and systems; machine tool, light machinery and heavy machinery industries; airframe and aerospace components and systems, defense; as well as producers and suppliers in equipment-intensive operations such as coal mining, road construction, quarrying, oil and gas exploration, refining, production and supply.
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
INDUSTRIAL In the Industrial segment, we focus on customers in the transportation, general engineering, aerospace and defense market sectors, as well as the machine tool industry. Our customers in these end markets use our products and services in the manufacture of engines, airframes, automobiles, trucks, ships and other various types of industrial equipment. The technology and customization requirements we provide vary by customer, application and industry. The value we deliver to our Industrial segment customers centers on knowledge of our customers processes, application expertise and our diverse offering of products and services.
INFRASTRUCTURE In the Infrastructure segment, we focus on customers in the energy and earthworks market sectors who support primary industries such as oil and gas, power generation and chemicals; underground, surface and hard-rock mining; highway construction and road maintenance; process industries such as food and beverage. Our success is determined by our associates gaining an in-depth understanding of our customers’ engineering and development needs, to be able to offer complete system solutions and high-performance capabilities to optimize and add value to their operations.

INTERNATIONAL OPERATIONS During 2014, we generated 60 percent of our sales in markets outside of the United States of America (U.S.), with principal international operations in Western Europe, Asia, Latin America and Canada. In addition, we operate additional manufacturing and distribution facilities in Israel and South Africa, while serving customers through sales offices, agents and distributors in Eastern Europe and other parts of the world. While geographic diversification helps to minimize the sales and earnings impact of respective demand changes in any one particular region, our international operations are subject to normal risks of doing business globally, including fluctuations in currency exchange rates and changes in social, political and economic environments.
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
In fiscal 2014, we experienced sequential organic sales growth every quarter. Our sales for the year ended June 30, 2014 increased by 10 percent to $2.8 billion, with 8 percent attributable to the acquisition of the Tungsten Materials Business (TMB) and 2 percent from organic growth (which includes volume and price). Fiscal year 2014 sales were realized 45 percent in North America, which includes the U.S. as well as Canada, 31 percent in Western Europe and 24 percent in the rest of the world.
For fiscal 2014, the weighted average global industrial production specific to Kennametal's industry increased by 2.0 percent, demonstrating that a number of end markets continued to grow. While the global economy continues to improve, we remain confident in our ability to respond quickly to changes in global markets while continuing to serve our customers and preserve our competitive strengths. At the same time, we continue to focus on maximizing cash flow and our priority uses of cash. Further discussion and analysis of the developments in our business is set forth in MD&A.
ACQUISITIONS In November 2013, the Company completed the acquisition of TMB from Allegheny Technologies Incorporated (ATI) for a purchase price of $607.0 million, net of cash acquired. TMB, with approximately $340 million in annual sales in calendar 2012, is a leading producer of tungsten metallurgical powders, as well as tooling technologies and components. The acquired business had approximately 1,175 employees in 12 locations primarily in the U.S., and 6 other countries. The acquisition aligns with the Company's long-term growth strategies, expands presence in aerospace and energy end markets, further augments the Company's tooling portfolio and accelerates our metallurgical strategy including planned tungsten carbide recycling and production.
In August 2013, we acquired the operating assets of Comercializadora Emura S.R.L. and certain related entities (Emura), based in La Paz, Bolivia, and secured related material sourcing agreements for a purchase price of $40.1 million. Emura's operations are engaged in collection, testing, processing and exporting tungsten ore material, and is a long-standing supplier to Kennametal. The acquisition furthers the Company’s efforts to diversify and balance our tungsten sourcing capabilities.
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
MARKETING AND DISTRIBUTION To market our products, we maintain two premium brands: Kennametal® and WIDIA®. We sell our products through the following, distinct sales channels: (i) a direct sales force; (ii) a network of independent distributors and sales agents in North America, Europe, Latin America, Asia and other regions around the world; (iii) integrated supply channels; and (iv) via the internet. Application engineers and technicians are critical to the sales process and directly assist our customers with specified product design, selection, application and support.
RAW MATERIALS AND SUPPLIES Major metallurgical raw materials consist of ore concentrates, compounds and secondary materials containing tungsten, tantalum, titanium, niobium and cobalt. Although an adequate supply of these raw materials currently exists, our major sources for raw materials are located abroad and prices fluctuate at times. We have entered into extended raw material supply agreements and will implement product price increases as deemed necessary to mitigate rising costs. For these reasons, we exercise great care in selecting, purchasing and managing availability of raw materials. We also purchase steel bars and forgings for making toolholders and other tool parts, as well as for producing rotary cutting tools and accessories. We obtain products purchased for use in manufacturing processes and for resale from thousands of suppliers located in the U.S. and abroad. Our recent acquisitions of Emura and TMB help mitigate our reliance on third parties for raw materials as they provide additional sources of raw materials and offer tungsten carbide recycling capabilities.

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
We hold a number of patents and trademarks which, in the aggregate, are material to the operation of our businesses.
Research and development expenses included in operating expense totaled $44.0 million, $39.7 million and $38.3 million in 2014, 2013 and 2012, respectively.
SEASONALITY Our business is affected by seasonal variations to varying degrees by traditional summer vacation shutdowns of customers’ plants and holiday shutdowns that affect our sales levels during the first and second quarters of our fiscal year.
BACKLOG Our backlog of orders generally is not significant to our operations.
COMPETITION As one of the world’s leading producers of engineered cemented carbide products and specialty wear-resistant components and coating solutions, we maintain a leading competitive position in major markets worldwide. We strengthen our competitive position by providing additional innovative surface and wear solutions, as well as super-alloy materials and investment casting capabilities. We actively compete in the sale of all our products with several large global competitors and with many smaller niche businesses offering various capabilities to customers around the world. While several of our competitors are divisions of larger corporations, our industry remains largely fragmented, with several hundred fabricators, toolmakers and niche specialty coating businesses. Many of our competitors operate relatively small facilities, producing a limited selection of tools while buying cemented tungsten carbide components from original producers of cemented tungsten carbide products, including Kennametal. We also supply coating solutions and other engineered wear-resistant products to both larger corporations and smaller niche businesses. Given the fragmentation, opportunities for consolidation exist from both U.S.-based and internationally-based firms, as well as among thousands of industrial supply distributors.
The principal competitive differentiators in our businesses include customer focused technical application and support, custom and standard product innovation, product performance, quality and availability, as well as service, pricing and productivity delivered ascribed to our brands. We derive competitive advantage from our premium brand positions, global presence, application expertise and ability to address unique customer needs with new and improved tools, innovative surface and wear solutions, highly engineered components, consistent quality, traditional and digital customer service and technical assistance capabilities, state-of-the-art manufacturing and multiple sales channels. With these strengths, we are able to sell products based on the value-added productivity we deliver to our customers, rather than competing on price.
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

Reserves for other potential environmental issues at June 30, 2014 and 2013 were $11.0 million and $5.1 million, respectively. The reserves that we have established for environmental liabilities represent our best current estimate of the costs of addressing all identified environmental situations, based on our review of currently available evidence, and take into consideration our prior experience in remediation and that of other companies, as well as public information released by the USEPA, other governmental agencies, and by the PRP groups in which we are participating. Although the reserves currently appear to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and we can give no assurance that our estimate of any environmental liability will not increase or decrease in the future. The reserved and unreserved liabilities for all environmental concerns could change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs and the involvement of and direction taken by the U.S. government on these matters.
We maintain a Corporate Environmental, Health and Safety (EHS) Department to monitor compliance with environmental regulations and to oversee remediation activities. In addition, we have designated EHS coordinators who are responsible for each of our manufacturing facilities. Our financial management team periodically meets with members of the Corporate EHS Department and the Corporate Legal Department to review and evaluate the status of environmental projects and contingencies. On a quarterly basis, we review financial provisions and reserves for environmental contingencies and adjust these reserves when appropriate.
EMPLOYEES We employed approximately 13,500 persons at June 30, 2014, of which approximately 5,000 were located in the U.S. and 8,500 in other parts of the world, principally Europe, Asia Pacific and India. At June 30, 2014, approximately 3,600 of the above employees were represented by labor unions. We consider our labor relations to be generally good.
AVAILABLE INFORMATION Our Internet address is www.kennametal.com. On the SEC Filings page of our Web Site, which is accessible under the About Us tab, under Investor Relations, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): our annual report on Form 10-K, our annual proxy statement, our annual Form SD, our annual reports on Form 11-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act). Our SEC Filings page of our Web Site also includes Forms 3, 4 and 5 filed pursuant to Section 16(a) of the Exchange Act. All filings posted on our SEC Filings page of our Web Site are available to be viewed on the Web page free of charge. On the Corporate Governance page of our Web Site, which is under the About Us tab, under Investor Relations, we post the following charters and guidelines: Audit Committee Charter, Compensation Committee Charter, Nominating/Corporate Governance Committee Charter, Kennametal Inc. Corporate Governance Guidelines and Kennametal Inc. Stock Ownership Guidelines. On the Ethics and Compliance page of our Web Site, which is under the About Us tab, under Company Profile, we post the Code of Business Ethics and Conduct. All charters and guidelines posted on our Web pages are available to be viewed on our Web page free of charge. Information contained on our Web site is not part of this annual report on Form 10-K or our other filings with the SEC. Copies of the annual report on Form 10-K and those items disclosed on the Corporate Governance and Ethics and Compliance pages of our Web Site are available without charge upon written request to: Investor Relations, Quynh McGuire, Kennametal Inc., 1600 Technology Way, P.O. Box 231 Latrobe, Pennsylvania 15650-0231.
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
Downturns in the business cycle could adversely affect our sales and profitability. Our business has historically been cyclical and subject to significant impact from economic downturns. Global economic downturn coupled with global financial and credit market disruptions have had a negative impact on our sales and profitability historically. These events could contribute to weak end markets, a sharp drop in demand and higher costs of borrowing and/or diminished credit availability. Although we believe that the long-term prospects for our business remain positive, we are unable to predict the future course of industry variables or the strength, pace or sustainability of economic recovery and the effects of government intervention. We are in the process of implementing restructuring and other actions to improve our manufacturing costs and operating expenses. However, there is no assurance that these actions, or any others that we have taken or may take, will be sufficient to counter any future economic or industry disruptions. We cannot assure you that we will not incur additional restructuring charges or impairment charges, or that we will achieve all of the anticipated benefits from restructuring actions we have taken.

Our international operations pose certain risks that may adversely impact sales and earnings. We have manufacturing operations and assets located outside of the U.S., including but not limited to those in Western Europe, Brazil, Canada, China, India, Israel and South Africa. We also sell our products to customers and distributors located outside of the U.S. During the year ended June 30, 2014, 60 percent of our consolidated sales were derived from non-U.S. markets. A key part of our long-term strategy is to increase our manufacturing, distribution and sales presence in international markets. These international operations are subject to a number of special risks, in addition to the risks of our domestic business, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulations, labor unrest, risk of governmental expropriation, domestic and foreign customs and tariffs, current and changing regulatory environments (including, but not limited to, the risks associated with the importation and exportation of products and raw materials), risk of failure of our foreign employees to comply with both U.S. and foreign laws, including antitrust laws, trade regulations and the Foreign Corrupt Practices Act, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, political instability and unrest and risks of increases in taxes. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. To the extent we are unable to effectively manage our international operations and these risks, our international sales may be adversely affected, we may be subject to additional and unanticipated costs, and we may be subject to litigation or regulatory action. As a consequence, our business, financial condition and results of operations could be seriously harmed.
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
Failure of our information technology infrastructure to operate could adversely affect our business. We rely on information technology infrastructure to achieve our business objectives. Any disruption of this infrastructure could negatively impact our ability to record or process orders, manufacture and ship in a timely manner, or otherwise carry on business in the normal course. Any such events could cause us to lose customers or revenue and could require us to incur significant expense to remediate.
A security breach of our information technology could also interrupt or damage our operations or harm our reputation. In addition, we could be subject to liability if confidential information relating to customers, suppliers, employees or other parties is misappropriated from our computer system. Despite the implementation of security measures, these systems may be vulnerable to physical break-ins, computer viruses, programming errors or similar disruptive problems.
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
Any interruption of our workforce, including interruptions due to unionization efforts, changes in labor relations or shortages of appropriately skilled individuals could impact our business.
Our future operating results may be affected by fluctuations in the prices and availability of raw materials. The raw materials we use for our products include ore concentrates, compounds and secondary materials containing tungsten, tantalum, titanium, niobium and cobalt. A significant portion of our raw materials is supplied by sources outside of the U.S. The raw materials industry as a whole is highly cyclical and at times pricing and supply can be volatile due to a number of factors beyond our control, including natural disasters, general economic and political conditions, labor costs, competition, import duties, tariffs and currency exchange rate fluctuations. This volatility can significantly affect our raw material costs. In an environment of increasing raw material prices, competitive conditions can affect how much of the price increases in raw materials that we can recover in the form of higher sales prices for our products. To the extent we are unable to pass on any raw material price increases to our customers, our profitability could be adversely affected. Furthermore, restrictions in the supply of tungsten, cobalt and other raw materials could adversely affect our operating results. If the prices for our raw materials increase or we are unable to secure adequate supplies of raw materials on favorable terms, our profitability could be impaired.
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

We may not be able to complete, manage or integrate acquisitions successfully. In the past, we have acquired companies and we continue to evaluate acquisition opportunities that have the potential to support and strengthen our business. We can give no assurances, however, that any acquisition opportunities will arise or if they do, that they will be consummated, or that additional financing, if needed, will be available on satisfactory terms. In addition, acquisitions involve inherent risks that the businesses acquired will not perform in accordance with our expectations. We may not be able to achieve the synergies and other benefits we expect from the integration of acquisitions as successfully or rapidly as projected, if at all. Our failure to consummate an acquisition or effectively integrate newly acquired operations could prevent us from realizing our expected strategic growth and rate of return on an acquired business and could have a material and adverse effect on our results of operations and financial condition.
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

ITEM 2 – PROPERTIES
Our principal executive offices are located at 1600 Technology Way, P.O. Box 231, Latrobe, Pennsylvania, 15650. A summary of our principal manufacturing facilities and other materially important properties is as follows:

Location	Owned/Leased	Principal Products	Segment
United States:
Grant, Alabama	Owned	Carbide Blanks & Wear Parts	Infrastructure
Gurley, Alabama	Owned	Metallurgical Powders	Infrastructure
Huntsville, Alabama	Owned	Metallurgical Powders	Infrastructure
Irondale, Alabama	Owned	Custom Fabricated Wear Plate Solutions and Pins	Infrastructure
Madison, Alabama	Owned	Tungsten Heavy Alloy	Infrastructure
Rogers, Arkansas	Owned/Leased	Carbide Products and Pelletizing Die Plates	Infrastructure
University Park, Illinois	Owned	Custom Fabricated Wear Plate Solutions	Infrastructure
Rockford, Illinois	Owned	Indexable Tooling	Industrial
Goshen, Indiana	Leased	Powders; Welding Rods, Wires and Machines	Infrastructure
New Albany, Indiana	Leased	High Wear Coating for Steel Parts	Infrastructure
Greenfield, Massachusetts	Owned	High-Speed Steel Taps	Industrial
Shelby Township, Michigan	Leased	Thermal Deburring and High Energy Finishing	Industrial
Traverse City, Michigan	Owned	Wear Parts	Industrial
Elko, Nevada	Owned	Custom Fabricated Wear Plate Solutions	Infrastructure
Fallon, Nevada	Owned	Metallurgical Powders	Infrastructure
Asheboro, North Carolina	Owned	Carbide Round Tools	Industrial
Henderson, North Carolina	Owned	Metallurgical Powders	Infrastructure
Roanoke Rapids, North Carolina	Owned	Metalworking Inserts	Industrial
Cleveland, Ohio	Leased	Distribution	Industrial
Orwell, Ohio	Owned	Metalworking Inserts	Industrial
Solon, Ohio	Owned	Metalworking Toolholders	Industrial
Whitehouse, Ohio	Owned	Metalworking Inserts and Round Tools	Industrial
Bedford, Pennsylvania	Owned/Leased	Mining and Construction Tools and Wear Parts and Distribution	Infrastructure
Irwin, Pennsylvania	Owned/Leased	Carbide Wear Parts and Abrasive Flow Machining	Industrial
Latrobe, Pennsylvania	Owned	Metallurgical Powders	Infrastructure
New Castle, Pennsylvania	Owned/Leased	Specialty Metals and Alloys	Industrial

Location	Owned/Leased	Principal Products	Segment
Waynesboro, Pennsylvania	Owned	Thread Rolling Tooling	Industrial
Johnson City, Tennessee	Owned	Metalworking Inserts	Industrial
La Vergne, Tennessee	Owned	Metalworking Inserts	Industrial
Houston, Texas	Owned	Downhole Drilling Carbide Components	Infrastructure
Chilhowie, Virginia	Owned	Mining and Construction Tools and Wear Parts	Infrastructure
New Market, Virginia	Owned	Metalworking Toolholders	Industrial
International:
Yatala, Australia	Leased	Custom Fabricated Wear Plate Solutions	Infrastructure
La Paz, Bolivia	Owned	Tungsten Concentrate	Infrastructure
Indaiatuba, Brazil	Leased	Metalworking Carbide Drills and Toolholders	Industrial
Belleville, Canada	Owned	Casting Components, Coatings and Powder Metallurgy Components	Infrastructure
Victoria, Canada	Owned	Wear Parts	Industrial
Baotou, China	Leased	Mining Tools	Infrastructure
Fengpu, China	Owned	Intermetallic Composite Ceramic Powders and Parts	Infrastructure
Shanghai, China	Owned	Powders, Welding Rods and Wires and Casting Components	Infrastructure
Shanghai, China	Owned	Distribution	Industrial
Tianjin, China	Owned	Metalworking Inserts and Carbide Round Tools	Industrial
Xuzhou, China	Leased	Mining Tools	Infrastructure
Ebermannstadt, Germany	Owned	Metalworking Inserts	Industrial
Essen, Germany	Owned	Metallurgical Powders and Wear Parts	Industrial
Koblenz, Germany	Owned	Casting Components and Coatings	Infrastructure
Koenigsee, Germany	Leased	Metalworking Carbide Drills	Industrial
Lichtenau, Germany	Owned	Metalworking Toolholders	Industrial
Mistelgau, Germany	Owned	Metallurgical Powders, Metalworking Inserts and Wear Parts	Infrastructure
Nabburg, Germany	Owned	Metalworking Toolholders and Metalworking Round Tools, Drills and Mills	Industrial
Neunkirchen, Germany	Owned	Distribution	Industrial
Schongau, Germany	Owned	Ceramic Vaporizer Boats	Infrastructure
Vohenstrauss, Germany	Owned	Metalworking Carbide Drills	Industrial
Bangalore, India	Owned	Metalworking Inserts and Toolholders and Wear Parts	Industrial
Gurgaon, India	Leased	Coatings	Infrastructure
Shlomi, Israel	Owned	High-Speed Steel and Carbide Round Tools	Industrial
San Giuliano Milanese, Italy	Leased	Investment Castings Components and Metalworking Cutting Tools	Infrastructure/ Industrial
Pieve Emanuele, Italy	Owned	Metallurgical Powders and Coatings	Industrial
Zory, Poland	Leased	Mining and Construction Conicals	Infrastructure
Boksburg, South Africa	Leased	Mining and Construction Conicals	Infrastructure
Barcelona, Spain	Leased	Metalworking Cutting Tools	Industrial
Kingswinford, United Kingdom	Leased	Distribution	Industrial
Melksham, United Kingdom	Leased	Indexable Inserts Cutter Bodies	Industrial
Newport, United Kingdom	Owned	Intermetallic Composite Powders	Infrastructure
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

PART II
ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our capital stock is traded on the New York Stock Exchange (symbol KMT). The number of Shareowners of record as of July 31, 2014 were 1,900. Stock price ranges and dividends declared and paid were as follows:

Quarter ended	September 30	December 31	March 31	June 30
Fiscal 2014
High	$47.95	$52.37	$52.18	$49.24
Low	37.98	43.10	38.85	42.66
Dividends	0.18	0.18	0.18	0.18
Fiscal 2013
High	$40.95	$41.51	$44.59	$43.86
Low	31.62	33.95	37.87	35.49
Dividends	0.16	0.16	0.16	0.16
The information incorporated by reference in Part III, Item 12 of this annual report on Form 10-K from our 2014 Proxy Statement under the heading “Equity Compensation Plans – Equity Compensation Plan Information” is hereby incorporated by reference into this Item 5.

PERFORMANCE GRAPH
The following graph compares cumulative total Shareowner return on our capital stock with the cumulative total shareowner return on the common stock of the companies in the Standard & Poor’s Mid-Cap 400 Market Index (S&P Midcap 400), the Standard & Poor’s Composite 1500 Market Index (S&P 1500 Composite), the Russell 3000 Index (Russell 3000) and two peer groups of companies determined by us (New Peer Group and Old Peer Group) for the period from July 1, 2009 to June 30, 2014.
On July 1, 2013, we established the New Peer Group which we believe is more representative of Kennametal's peers. We have included both this New Peer Group as well as the Old Peer Group in the comparisons below. The peer groups were created to benchmark our sales and earnings growth, return on invested capital, profitability and asset management.
The New Peer Group consists of the following companies: Actuant Corporation; Allegheny Technologies Incorporated; Ametek, Inc.; Carpenter Technology Corporation; Crane Co.; Donaldson Company, Inc.; Dresser-Rand Group Inc.; Flowserve Corporation; Greif; Harsco Corporation; IDEX Corporation; Joy Global Inc.; Lincoln Electric Holdings, Inc.; Pall Corporation; Parker Hannifin Corporation; Sandvik AB, Corp.; Teleflex Incorporated; The Timken Company; and Woodward, Inc.
The Old Peer Group consists of the following companies: Allegheny Technologies Incorporated; Ametek, Inc.; Barnes Group Inc.; Carpenter Technology Corporation; Crane Co.; Donaldson Company, Inc.; Dresser-Rand Group Inc.; Flowserve Corporation; Greif; Harsco Corporation; Joy Global Inc.; Lincoln Electric Holdings, Inc.; Pall Corporation; Parker-Hannifin Corporation; Pentair, Inc.; Sauer-Danfoss Inc.; Teleflex Incorporated; and The Timken Company.

Comparison of 5 - Year Cumulative Total Return

$300
$250
$200
$150
$100
$50
$0
2009
2010
2011
2012
2013
2014
Kennametal
S&P Midcap 400
S&P 1500 Composite
Old Peer Group
New Peer Group
Russell 3000

Assumes $100 Invested on July 1, 2009 and All Dividends Reinvested

	2009	2010	2011	2012	2013	2014
Kennametal	$100.00	$135.21	$227.56	$181.16	$215.74	$261.24
Old Peer Group Index	100.00	128.60	202.06	177.05	218.57	282.10
New Peer Group Index	100.00	134.42	209.82	179.67	211.20	270.56
S&P Midcap 400	100.00	124.93	174.13	170.07	212.90	266.63
S&P 1500 Composite	100.00	115.57	152.14	159.18	192.81	240.44
Russell 3000	100.00	115.72	153.18	159.06	193.20	241.92

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2014	1,031	$44.69	—	10,100,100
May 1 through May 31, 2014	6,623	46.78	—	10,100,100
June 1 through June 30, 2014	5,841	47.17	—	10,100,100
Total	13,495	$46.79	—

(1)
During the fourth quarter of 2014, 2,194 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 4,301 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements and 7,000 shares of Kennametal stock as payment for the exercise price of stock options.

(2)	On July 25, 2013, the Company publicly announced an amended repurchase program for up to 17 million shares of its outstanding capital stock.

ITEM 6 - SELECTED FINANCIAL DATA

		2014	2013	2012	2011	2010
OPERATING RESULTS (in thousands)
Sales		$2,837,190	$2,589,373	$2,736,246	$2,403,493	$1,884,067
Cost of goods sold		1,940,187	1,744,369	1,741,996	1,519,102	1,256,339
Operating expense		589,768	527,850	561,490	538,530	477,487
Restructuring charges		17,608	—	—	12,586	43,923
Interest expense		32,451	27,472	27,215	22,760	25,203
Provision for income taxes		66,611	59,693	79,136	63,856	26,977
Income from continuing operations attributable to Kennametal		158,366	203,265	307,230	229,727	47,842
Net income attributable to Kennametal	(1)	158,366	203,265	307,230	229,727	46,419
FINANCIAL POSITION (in thousands)
Working capital		$962,440	$1,031,880	$704,340	$446,064	$522,926
Total assets		3,868,086	3,301,039	3,034,188	2,754,469	2,267,823
Long-term debt, including capital leases, excluding current maturities		981,666	703,626	490,608	1,919	314,675
Total debt, including capital leases and notes payable		1,061,783	747,945	565,745	312,882	337,668
Total Kennametal shareowners' equity		1,929,256	1,781,826	1,643,850	1,638,072	1,315,500
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREOWNERS
Basic earnings from continuing operations		$2.01	$2.56	$3.83	$2.80	$0.59
Basic earnings	(2)	2.01	2.56	3.83	2.80	0.57
Diluted earnings from continuing operations		1.99	2.52	3.77	2.76	0.59
Diluted earnings	(3)	1.99	2.52	3.77	2.76	0.57
Dividends		0.72	0.64	0.54	0.48	0.48
Book value (at June 30)		24.52	22.89	20.53	20.19	16.06
Market Price (at June 30)		46.28	38.83	33.15	42.21	25.43
OTHER DATA (in thousands, except number of employees)
Capital expenditures		$117,376	$82,835	$103,036	$83,442	$56,679
Number of employees (at June 30)		13,521	12,648	12,932	11,612	11,047
Basic weighted average shares outstanding		78,678	79,463	80,216	82,063	80,966
Diluted weighted average shares outstanding		79,667	80,612	81,439	83,173	81,690
KEY RATIOS
Sales growth		9.6%	(5.4)%	13.8%	27.6%	(5.8)%
Gross profit margin		31.6	32.6	36.3	36.8	33.3
Operating profit margin		9.3	11.4	15.2	13.4	4.9

(1)	Net income attributable to Kennametal includes loss from discontinued operations of $(1.4) million for 2010.

(2)	Basic earnings per share includes basic loss from discontinued operations per share of $(0.02) for 2010.

(3)	Diluted earnings per share includes diluted loss from discontinued operations per share of $(0.02) for 2010.

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
OVERVIEW As a global industrial leader, Kennametal Inc. delivers productivity solutions to customers seeking peak performance in demanding environments. We provide innovative wear-resistant products, application engineering and services backed by advanced material science serving customers across diverse sectors of industrial production, transportation, earthworks, energy, infrastructure and aerospace. Our solutions are built around industry-essential technology platforms, including precision-engineered metalworking tools and components, surface technologies and earth cutting tools that are mission-critical to customer operations battling extreme conditions associated with wear fatigue, corrosion and high temperatures. The Company's reputation for material and industrial technology excellence, as well as expertise and innovation in development of custom solutions and services, contributes to our leading position in our primary industrial and infrastructure markets. End users of our products include manufacturers, metalworking suppliers, machinery operators and processors engaged in a diverse array of industries, including the manufacture of transportation vehicles and systems; machine tool, light machinery and heavy machinery industries; airframe and aerospace components and systems, defense; as well as producers and suppliers in equipment-intensive operations such as coal mining, road construction, quarrying, oil and gas exploration, refining, production and supply. We believe we are one of the largest global providers of consumable metal cutting tools and tooling supplies.
For 2014, sales were $2,837.2 million, an increase of 9.6 percent compared to prior year sales of $2,589.4 million, driven by the TMB acquisition as well as 2 percent organic growth. Operating income was $263.4 million, a decrease of $33.0 million compared to operating income of $296.4 million in 2013. The decrease in operating income was driven by higher employment costs, restructuring and related charges, acquisition-related charges, as well as unfavorable currency exchange rates. The decrease was partially offset by organic sales growth. Raw material costs stabilized in the current year and had a favorable impact on profitability of the business. The Company reported earnings per diluted share of $1.99 in 2014.
On November 4, 2013, the Company completed its transaction to acquire TMB from ATI which included all of the assets of TDY Industries, LLC, a wholly owned subsidiary of ATI, used or held for use by TDY in connection with the business and all of the shares of TDY Limited and ATI Holdings SAS, both wholly-owned subsidiaries of ATI, for a purchase price of $607.0 million, net of cash acquired. We funded the acquisition primarily through a combination of cash from operations and borrowings from our existing credit facility.
TMB, with approximately $340 million in annual sales in calendar 2012, is a leading producer of tungsten metallurgical powders, as well as tooling technologies and components. The business had approximately 1,175 employees in 12 locations primarily in the U.S., and 6 other countries. The acquisition aligns with the Company's long-term growth strategies, expands presence in aerospace and energy end markets, further augments the Company's tooling portfolio and accelerates our metallurgical strategy including planned tungsten carbide recycling and production.
In August 2013, we acquired the operating assets of Emura, based in La Paz, Bolivia, and secured related material sourcing agreements for a purchase price of $40.1 million. Emura's operations are engaged in collection, testing, processing and exporting tungsten ore material, and is a long-standing supplier to Kennametal. The acquisition furthers the Company’s efforts to diversify and balance our tungsten sourcing capabilities.
We generated cash flow from operating activities of $271.9 million in the current year. We have actively managed our business portfolio by returning over $70.6 million to Shareowners through share repurchases and dividends. In addition, we made capital expenditures of $117.4 million during the year.
We invested further in technology and innovation to continue delivering a high level of new products to our customers. Research and development expenses included in operating expense totaled $44.0 million for 2014. In addition, we generated approximately 47 percent of our sales from new products in fiscal year 2014.

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

RESTRUCTURING ACTIONS In December 2013, we announced our intent to implement restructuring actions to achieve synergies across Kennametal and TMB by consolidating operations among both organizations, reducing administrative overhead and leveraging the supply chain. Consistent with this announcement, we initiated actions related to employment reduction and consolidating operations and recognized restructuring and related charges of $19.1 million during the year ended June 30, 2014. This included $17.8 million of restructuring charges of which $0.2 million were related to inventory disposals and recorded in cost of goods sold. Restructuring-related charges of $1.2 million were recorded in cost of goods sold and a $0.1 million in operating expense during 2014. See Note 14 in our consolidated financial statements set forth in Item 8.

These and other restructuring actions are expected to be completed over the next two years. Total restructuring costs are expected to be in the range of $40 million to $50 million, most of which are expected to be cash expenditures. Annual ongoing benefits from these actions are expected to be in the range of $35 million to $45 million, once these initiatives are fully implemented. We realized pre-tax benefits from these restructuring programs of approximately $3 million during fiscal 2014.

RESULTS OF CONTINUING OPERATIONS
SALES Sales of $2,837.2 million in 2014 increased 9.6 percent from $2,589.4 million in 2013 reflecting an 8 percent increase from the TMB acquisition and a 2 percent organic increase. Sales increased by 4 percent in the Industrial segment and decreased by 1 percent in the Infrastructure segment. Drivers of the sales increase, excluding TMB, were general engineering of 7 percent, transportation of 5 percent, energy markets of 4 percent, partially offset by sales declines in earthworks of 5 percent and aerospace and defense of 4 percent.
Sales of $2,589.2 million in 2013 decreased 5.4 percent from $2,736.2 million in 2012 as a result of an organic decline of 8 percent, 2 percent unfavorable effect from currency exchange and 1 percent fewer business days in 2013, partially offset by a 6 percent increase from Stellite. Sales decreased in both segments and across most regions. Drivers of the sales decline were general engineering of 12 percent, energy markets of 11 percent, earthworks of 6 percent and transportation of 5 percent, offset by an organic sales increase in aerospace and defense of 6 percent.
GROSS PROFIT Gross profit increased $52.0 million to $897.0 million in 2014 from $845.0 million in 2013. This increase was primarily due to owning TMB for eight months, organic sales growth of $44.6 million and favorable raw material pricing, partially offset by higher employment costs and a nonrecurring inventory charge of $6.4 million. The gross profit margin for 2014 was 31.6 percent compared to 32.6 percent in 2013.
Gross profit decreased $149.3 million to $845.0 million in 2013 from $994.3 million in 2012. This decrease was primarily due to an organic sales decline of $217.5 million and lower related absorption of manufacturing costs from both lower sales as well as the impact of our inventory reduction efforts, partially offset by the gross profit benefit of owning Stellite for a full year and cost containment efforts. The gross profit margin for 2013 was 32.6 percent compared to 36.3 percent in 2012
OPERATING EXPENSE Operating expense in 2014 was $589.8 million, an increase of $61.9 million, or 11.7 percent, compared to $527.9 million in 2013. The increase is primarily due to operating expense of $28.8 million related to eight months of owning TMB, $22.2 million increase in employment costs, mostly related to annual merit increase and sales compensation, acquisition-related charges of $7.5 million and unfavorable currency exchange rates of $2.0 million.
Operating expense in 2013 was $527.9 million, a decrease of $33.6 million, or 6.0 percent, compared to $561.5 million in 2012. The decrease is primarily due to a $19.8 million decrease in employment costs, which was driven by performance-based compensation, $11.9 million impact of favorable currency exchange rates, a decrease in Deloro Stellite Holdings 1 Limited (Stellite) acquisition-related costs of $8.9 million and containment of discretionary spending, partially offset by additional operating expenditures of $21.1 million related to a full year of Stellite in our operations.

RESTRUCTURING CHARGES During 2014, we initiated certain restructuring actions and recognized $17.8 million of restructuring charges of which $0.2 million were related to inventory disposals and recorded in cost of goods sold. See the discussion under the heading "Restructuring Actions" within this MD&A for additional information.
During 2013 and 2012, there were no restructuring charges.
AMORTIZATION OF INTANGIBLES Amortization expense was $26.2 million, $20.8 million and $16.4 million in 2014, 2013 and 2012, respectively. The increase of amortization expense in 2014 of $5.4 million or 26.2 percent was due to eight months of amortization of intangibles related to the TMB acquisition. The increase of amortization expense in 2013 of $4.4 million or 27.0 percent was due to a full year of amortization of intangibles related to the Stellite acquisition.
INTEREST EXPENSE Interest expense increased $5.0 million to $32.5 million in 2014, compared with $27.5 million in 2013 due to increased borrowings to fund the TMB acquisition. The portion of our debt subject to variable rates of interest was approximately 34 percent and 6 percent at June 30, 2014 and 2013, respectively. The increase in the portion of our debt subject to variable rates was due to the increase in the balance outstanding on our revolving credit facility.
Interest expense increased $0.3 million to $27.5 million in 2013, compared with $27.2 million in 2012 due to increased borrowings to fund the Stellite acquisition, and the issuance of $400 million of 2.65 percent Senior Unsecured Notes due in 2019, partially offset by lower interest rates on our borrowings resulting from the favorable effect of refinancing our 7.2 percent Senior Unsecured Notes that matured in June 2012 with lower interest 3.875% ten year Senior Unsecured Notes maturing in 2022.
OTHER EXPENSE (INCOME), NET In 2014, other expense, net was $2.2 million compared to other expense, net of $2.3 million in 2013.
In 2013, other expense, net was $2.3 million compared to other income, net of $0.8 million in 2012. The change was primarily due to unfavorable currency exchange rate losses of $1.8 million and lower interest income of $0.8 million.
INCOME TAXES The effective tax rate for 2014 was 29.1 percent compared to 22.4 percent for 2013. The change in the effective rate from 2013 to 2014 was primarily driven by a $7.2 million tax charge related to a change in assertion of a foreign subsidiary’s certain undistributed earnings, which are no longer considered permanently reinvested. This change in assertion is related to the repatriation of $57.0 million. All earnings of other non U.S. subsidiaries are indefinitely reinvested and no deferred taxes have been provided on those earnings. In addition to this tax charge, the 2014 rate increased due to non-deductible restructuring and divestiture costs, and expiration of the credit for increasing research activities.
The effective tax rate for 2013 was 22.4 percent compared to 20.3 percent for 2012. The change in the effective rate from 2012 to 2013 was primarily driven by a prior year valuation allowance release and higher relative earnings in the U.S. where the tax rates are higher than the rest of the world.
INCOME ATTRIBUTABLE TO KENNAMETAL SHAREOWNERS Income attributable to Kennametal Shareowners was $158.4 million, or $1.99 per diluted share, in 2014, compared to $203.3 million, or $2.52 per diluted share, in 2013. The decrease in income from continuing operations was a result of the factors previously discussed.
Income from continuing operations attributable to Kennametal Shareowners was $203.3 million or $2.52 per diluted share in 2013, compared to $307.2 million, or $3.77 per diluted share, in 2012. The decrease in income from continuing operations was a result of the factors previously discussed.

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

Amounts for the years ended June 30, 2013 and 2012, respectively, have been restated to reflect the enhanced operating structure as of July 1, 2013.
INDUSTRIAL

(in thousands)	2014	2013	2012
External sales	$1,524,075	$1,386,690	$1,560,157
Operating income	177,040	192,828	278,105

External sales of $1,524.1 million in 2014 increased by $137.4 million, or 10 percent, from 2013. The increase in sales was attributed to acquisition growth of 5 percent, organic sales increase of 4 percent and the impact of more business days of 1 percent. Sales increased in all served market sectors and geographies. Excluding TMB, sales increased in both general engineering and transportation by 7 percent while the aerospace and defense served markets increased only slightly. General engineering increased due to improvements in production and overall demand for machinery and demand in distribution channels. The transportation market benefited from increased demand in the light vehicle markets world-wide. On a regional basis, excluding TMB, sales increased by approximately 9 percent in Asia, 6 percent in Europe and 2 percent in the Americas. The Americas sales were dampened by the weather impacts in North America. The sales increase in Asia was driven by general engineering followed by transportation and to a lesser extent aerospace and defense. The sales increase in Europe was driven by both transportation and general engineering and the Americas was driven by general engineering and to a lesser extent transportation.
In 2014, Industrial operating income was $177.0 million and decreased by $15.8 million from 2013. The primary drivers of the decrease in operating income were restructuring and related charges of $13.2 million; the dilutive effects of eight months of TMB base operations of $9.8 million, which included purchase accounting impacts of $13.4 million; higher employment costs and acquisition-related charges of $2.9 million, partially offset by the margin impact of higher organic sales. Industrial operating margin was 11.6 percent compared with 13.9 percent in the prior year.
External sales of $1,386.7 million in 2013 decreased by $173.5 million, or 11 percent, from 2012. The decrease in sales was attributed to an organic sales decrease of 8 percent, the impact of fewer business days of 2 percent and unfavorable currency exchange rate effects of 1 percent. On an organic basis, sales decreased in all served market sectors except aerospace and defense where we had organic growth of 6 percent. Organic sales declined in general engineering by 12 percent and transportation by 5 percent. The aerospace and defense end markets’ sales growth is due to a significant increase in commercial aircraft production. General engineering was unfavorably impacted by lower sales to the indirect channels due to further inventory destocking earlier in the year and overall lower customer inventory levels throughout the year. Transportation experienced lower vehicle production rates in most geographic regions and extended plant shut-downs, particularly in Europe and Asia. On a regional basis, sales decreased by approximately 11 percent in the Americas, 8 percent in Europe and 8 percent in Asia due to strong comparisons to the prior year. The sales decrease in the Americas and Asia was driven by general engineering, while Europe was driven by both the general engineering and transportation end markets.
In 2013, Industrial operating income was $192.8 million and decreased by $85.3 million from 2012. The primary drivers of the decrease in operating income were lower organic sales and lower related absorption of manufacturing costs from both lower sales as well as the impact of our inventory reduction efforts, partially offset by operating expense discipline. Industrial operating margin was 13.9 percent compared with 17.8 percent in the prior year.
INFRASTRUCTURE

(in thousands)	2014	2013	2012
External sales	$1,313,115	$1,202,683	$1,176,089
Operating income	94,940	111,453	146,768
External sales of $1,313.1 million in 2014 increased by $110.4 million, or 9 percent, from 2013. The increase in sales was attributed to acquisition growth of 10 percent, partially offset by an organic sales decrease of 1 percent. Excluding TMB, the energy market had sales growth of 4 percent, which was offset by the decrease of 6 percent in the earthworks markets. Energy sales improved year over year reflecting improved demand in oil and gas drilling activity, coupled with continued gains in the production, completion and process applications. Earthworks sales declined from persistently weak underground coal and surface mining markets globally, as well as weaker road construction activity. On a regional basis, excluding TMB, sales grew 2 percent in Europe, offset by decreased sales of approximately 5 percent in Asia and 3 percent in the Americas. The sales increase in Europe was driven by the energy markets and a slightly favorable earthworks market. The sales decrease in Asia was driven by the earthworks market, which overshadowed the positive growth in the energy markets, while the Americas sales decline was due to the earthworks market and to a slightly lesser extent the energy markets.

In 2014, Infrastructure operating income decreased $16.5 million from 2013. The primary drivers of the decrease in operating income were lower organic sales, a nonrecurring physical inventory adjustment of $6.4 million, lower absorption of fixed manufacturing costs, restructuring and related charges of $5.9 million, acquisition-related charges of $4.7 million and higher employment costs, partially offset by TMB's operating income contribution of $2.6 million and continued cost discipline. Infrastructure operating margin decreased to 7.2 percent from 9.3 percent in the prior year.
The Company is currently exploring strategic alternatives for a portion of its Infrastructure business, which has an estimated net book value of approximately $39 million as of June 30, 2014.  As the strategic direction has not yet been determined, the Company cannot determine if an impairment loss is either probable or estimable.
External sales of $1,202.7 million in 2013 increased by $26.6 million, or 2 percent, from 2012. The increase in sales was attributed to acquisition growth of 15 percent, offset by an organic sales decrease of 10 percent, the impact of less business days of 1 percent and by unfavorable currency exchange rate effects of 2 percent. The organic decrease was driven by lower sales in the energy and earthworks markets of 11 percent and 6 percent, respectively. Energy sales decreased due to delayed orders and lower drilling activity in oil and gas, primarily in North America. Earthworks sales declined from persistently weak underground coal mining activity globally, as well as a delayed start to the North America road construction season due to the colder weather in the spring. On a regional basis, sales decreased by approximately 13 percent in the Americas, 5 percent in Europe and remained relatively flat in Asia due to strong comparisons to the prior year. The sales decrease in the Americas was driven by the energy markets and to a slightly lesser extent the earthworks markets, while the sales decrease in Europe was driven by the energy markets.
In 2013, Infrastructure operating income decreased $35.3 million from 2012. The primary drivers of the decrease in operating income were lower organic sales and lower related absorption of manufacturing costs from both lower sales as well as the impact of our inventory reduction efforts, partially offset by a decrease in Stellite acquisition-related costs of $8.9 million and containment of discretionary spending. Infrastructure operating margin decreased to 9.3 percent from 12.5 percent in the prior year.
CORPORATE

(in thousands)	2014	2013	2012
Corporate unallocated expense	$(8,548)	$(7,887)	$(8,464)
In 2014, Corporate unallocated expense increased $0.6 million, or 8.4 percent from 2013. In 2013, Corporate unallocated expense decreased $0.6 million, or 6.8 percent from 2012.

LIQUIDITY AND CAPITAL RESOURCES Cash flow from operations and borrowings against our amended five-year, multi-currency, revolving credit facility (2011 Credit Agreement) are the primary sources of funding for capital expenditures and internal growth. During the year ended June 30, 2014, cash flow provided by operating activities was $271.9 million, driven by our operating performance. We had outstanding borrowings on our 2011 Credit Agreement of $287.1 million which were used primarily to fund the acquisition of TMB.
Our 2011 Credit Agreement is used to augment cash from operations and as an additional source of funds. The 2011 Credit Agreement permits revolving credit loans of up to $600.0 million for working capital, capital expenditures and general corporate purposes. The 2011 Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2011 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The 2011 Credit Agreement matures in April 2018.
The 2011 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of June 30, 2014. For the year ended June 30, 2014, average daily borrowings outstanding under the 2011 Credit Agreement were approximately $248.7 million. Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries.

Additionally, we obtain local financing through credit lines with commercial banks in the various countries in which we operate. At June 30, 2014, these borrowings amounted to $72.5 million of notes payable and $2.9 million of term debt, capital leases and other debt. We believe that cash flow from operations and the availability under our credit lines will be sufficient to meet our cash requirements over the next 12 months.
Based upon our debt structure at June 30, 2014 and 2013, approximately 34 percent and 6 percent of our debt, respectively, was exposed to variable rates of interest. The increase in the portion of our debt subject to variable rates was due to the increase in the balance outstanding on our 2011 Credit Agreement.
We consider the unremitted earnings of our non-U.S. subsidiaries that have not previously been taxed in the U.S., to be permanently reinvested. As of June 30, 2014, cash and cash equivalents of $126.2 million and short term intercompany advances made by our foreign subsidiaries to our U.S. parent of $22.1 million would not be available for use in the U.S. on a long-term basis, without incurring U.S. federal and state income tax consequences. These short term intercompany advances are in the form of intercompany loans made over each quarter end to repay borrowings under our revolving credit agreement and have a duration of not more than fourteen days. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
At June 30, 2014, we had cash and cash equivalents of $177.9 million. Total Kennametal Shareowners’ equity was $1,929.3 million and total debt was $1,061.8 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.
The following is a summary of our contractual obligations and other commercial commitments as of June 30, 2014 (in thousands):

Contractual Obligations		Total	2015	2016-2017	2018-2019	Thereafter
Long-term debt	(1)	$1,126,572	$33,048	$50,839	$326,445	$716,240
Notes payable	(2)	73,509	73,509	—	—	—
Pension benefit payments		(3)	48,958	99,271	107,754	(3)
Postretirement benefit payments		(3)	2,307	4,407	4,080	(3)
Capital leases	(4)	3,127	247	2,682	198	—
Operating leases		74,432	21,569	22,889	6,004	23,970
Purchase obligations	(5)	927,759	365,993	497,812	34,077	29,877
Unrecognized tax benefits	(6)	22,048	663	—	—	21,385
Total			$546,294	$677,900	$478,558	$791,466

(1)	Long-term debt includes interest obligations of $140.1 million. Interest obligations were determined assuming interest rates as of June 30, 2014 remain constant.

(2)	Notes payable includes interest obligations of $1.0 million. Interest obligations were determined assuming interest rates as of June 30, 2014 remain constant.

(3)	Annual payments are expected to continue into the foreseeable future at the amounts noted in the table.

(4)	Capital leases include interest obligations of $0.2 million.

(5)
Purchase obligations consist of purchase commitments for materials, supplies and machinery and equipment as part of the ordinary conduct of business. Purchase obligations with variable price provisions were determined assuming market prices as of June 30, 2014 remain constant.

(6)
Unrecognized tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. These amounts include interest of $1.3 million and penalty of $0.4 million accrued related to such positions as of June 30, 2014. The amount included for 2015 is expected to be settled within the next twelve months. The remaining amount of unrecognized tax benefits is included in the ‘Thereafter’ column as we are not able to reasonably estimate the timing of potential future payments of the total amount included in the 'Thereafter' column, $16.4 million of income tax credits would be available in the U.S. to offset the payment if made to the relevant tax authority. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Other Commercial Commitments	Total	2015	2016-2017	2018-2019	Thereafter
Standby letters of credit	$4,564	$4,564	$—	$—	$—
Guarantees	26,919	18,908	183	275	7,553
Total	$31,483	$23,472	$183	$275	$7,553
The standby letters of credit relate to insurance and other activities. The guarantees are non-debt guarantees with financial institutions, which are required primarily for security deposits, product performance guarantees and advances.

Cash Flow Provided by Operating Activities
During 2014, cash flow provided by operating activities was $271.9 million, compared to $284.2 million in 2013. Cash flow provided by operating activities for the current year consisted of net income and non-cash items amounting to $338.7 million, offset by changes in certain assets and liabilities netting to $66.8 million. These changes were primarily driven by an increase in accounts receivable of $45.0 million due to higher sales volumes and a decrease in accrued income taxes of $12.5 million.
During 2013, cash flow provided by operating activities was $284.2 million, compared to $289.6 million in 2012. During 2013 cash flow provided by operating activities consisted of net income and non-cash items amounting to $344.7 million, offset by changes in certain assets and liabilities netting to $60.6 million. These changes were primarily driven by, a decrease in accounts payable and accrued liabilities of $90.4 million, primarily driven by lower accounts payable and a decrease in accrued bonus, a decrease in accounts receivable of $33.8 million due to lower sales volumes and a decrease in other of $10.7 million.
During 2012, cash flow provided by operating activities was $289.6 million and consisted of net income and non-cash items amounting to $452.3 million, offset by changes in certain assets and liabilities netting to $162.7 million. These changes were primarily driven by an increase in inventory of $63.8 million, due to increased demand and higher raw material costs, a decrease in accounts payable and accrued liabilities of $57.0 million, primarily driven by lower accounts payable and a decrease in accrued bonus, an increase in other of $16.8 million, a decrease in accrued income taxes of $14.2 million and an increase in accounts receivable of $10.9 million, driven by higher sales volumes.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $740.2 million for 2014, an increase of $659.5 million, compared to $80.7 million in 2013. During 2014, cash flow used for investing activities included the TMB acquisition for $607.0 million, net of cash acquired, the Emura acquisition for $25.6 million cash paid in 2014 and $2.0 million related to a small acquisition in the Infrastructure segment. Capital expenditures, net were $116.1 million, which consisted primarily of equipment upgrades. These cash outflows were partially offset by $10.2 million of proceeds from sale of a small non-core business acquired as part of the TMB acquisition.
Cash flow used for investing activities was $80.7 million for 2013, an increase of $406.6 million, compared to $487.3 million in 2012. During 2013, cash flow used for investing activities included capital expenditures, net of $79.8 million, which consisted primarily of equipment upgrades.
Cash flow used for investing activities was $487.3 million for 2012 and included the Stellite acquisition for $382.6 million and capital expenditures, net of $96.2 million, which consisted primarily of equipment upgrades, and $10.0 million for the purchase of a technology license in our Infrastructure segment.
Cash Flow Provided by Financing Activities
Cash flow provided by financing activities was $270.4 million for 2014, compared to $52.1 million in 2013. During the current year, cash flow provided by financing activities included a $313.1 million net increase in borrowings, which included $287.1 million of borrowings outstanding under our 2011 Credit Agreement, $26.7 million of dividend reinvestment and the effect of employee benefit and stock plans, partially offset by $56.4 million of cash dividends paid to Shareowners and $14.2 million used for the purchase of capital stock.
Cash flow provided by financing activities was $52.1 million for 2013, compared to $131.3 million in 2012. During 2013, cash flow provided by financing activities included a $183.2 million net increase in borrowings which included the issuance of $400 million of 2.65 percent Senior Unsecured Notes due in 2019 and $3.6 million of borrowings outstanding under our 2011 Credit Agreement, $26.7 million from the sale of capital stock in a subsidiary in India and $17.4 million of dividend reinvestment and the effect of employee benefit and stock plans. These cash flows were partially offset by $121.4 million used for the purchase of capital stock and $51.0 million of cash dividends paid to Shareowners.
Cash flow provided by financing activities was $131.3 million for 2012 and included a $250.7 million net increase in borrowings, which included the issuance of $300 million of 3.875 percent Senior Unsecured Notes due in 2022 and $212.2 million of borrowings outstanding under our 2011 Credit Agreement, partially offset by the repayment of $300 million of 7.2 percent Senior Unsecured Notes in June 2012. Cash flow provided by financing activities also included $24.6 million of dividend reinvestment and the effect of employee benefit and stock plans. These cash flows were partially offset by $66.9 million used for the purchase of capital stock, $43.6 million of cash dividends paid to Shareowners and payments of $22.4 million related to the settlement of forward starting interest rate swap contracts.

FINANCIAL CONDITION At June 30, 2014, total assets were $3,868.1 million, an increase of $567.0 million from $3,301.0 million at June 30, 2013. Total liabilities increased $417.7 million from $1,488.7 million at June 30, 2013 to $1,906.5 million at June 30, 2014.

Working capital was $962.4 million at June 30, 2014, a decrease of $69.4 million, or 6.7 percent from $1,031.9 million at June 30, 2013. Cash and cash equivalents decreased $199.4 million and current maturities of long-term debt, capital leases and notes payable increased $35.8 million, mainly to fund the TMB acquisition. Other current liabilities increased $34.2 million primarily due to $9.0 million of restructuring accruals, $4.1 million increase in incentive compensation accrual and $4.0 million reclassification of contingent consideration accrual for the Emura acquisition from long-term to current. Accounts payable increased by $16.3 million, primarily driven by the impact of recent acquisitions, and accrued payroll increased $12.4 million due to timing and acquisitions. These items were partially offset by an increase in inventory of $125.0 million mainly due to the TMB and Emura acquisitions contributing $116.7 million, an increase in accounts receivable of $86.2 million mainly due to the impact of the TMB acquisition of $41.2 million and higher sales, partially offset by improved collections and an increase in other current assets of $15.8 million, primarily due to an increase in prepaid taxes. Currency exchange rate effects accounted for $9.0 million of the increase in working capital.
Property, plant and equipment, net increased $143.0 million from $741.5 million at June 30, 2013 to $884.5 million at June 30, 2014, primarily due to $133.9 million from acquisitions, capital additions of $115.2 million, excluding a net $2.1 million change which was reversed out of accounts payable at June 30, 2014 and by favorable currency exchange rate impact of $8.6 million. Partially offsetting these items was depreciation expense of $104.0 million, capital disposals and retirements of $6.0 million and divestitures of $4.7 million.
At June 30, 2014, other assets were $1,458.4 million, an increase of $398.3 million from $1,060.1 million at June 30, 2013. The primary drivers for the increase were an increase in goodwill of $253.8 million, an increase in other intangible assets of $120.4 million, and an increase in other assets of $22.9 million. The change in goodwill was due to the TMB acquisition impact of $243.6 million and favorable foreign currency effects of $10.2 million. The change in other intangible assets was due to a $143.7 million acquisition impact and favorable currency exchange effects of $3.0 million, offset by amortization expense of $26.2 million. The increase in other assets of $22.9 million was primarily driven by an increase in pension assets.
Long-term debt and capital leases increased $278.0 million to $981.7 million at June 30, 2014 from $703.6 million at June 30, 2013. The increase was driven by $287.1 million of net borrowings under the 2011 Credit Agreement for the acquisition of TMB.
Kennametal Shareowners’ equity was $1,929.3 million at June 30, 2014, an increase of $147.4 million from $1,781.8 million in the prior year. The increase was primarily due to net income attributable to Kennametal of $158.4 million, capital stock issued under employee benefit and stock plans of $36.5 million and by currency translation adjustments of $31.4 million, partially offset by cash dividends paid to Shareowners of $56.4 million and the purchase of capital stock of $14.2 million.

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
Other Environmental Issues We establish and maintain reserves for other potential environmental issues. At June 30, 2014 and 2013, the total of accruals for these reserves was $11.0 million and $5.1 million, respectively. These reserves represent anticipated costs associated with the remediation of these issues. The increase in the reserve in 2014 relates to acquisitions.
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
We recognize revenue related to the sale of specialized assembled machines upon customer acceptance and installation, as installation is deemed essential to the functionality of a specialized assembled machine. Sales of specialized assembled machines were immaterial for 2014, 2013 and 2012.
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
In the valuation of our pension and other postretirement benefit liabilities, management utilizes various assumptions. Our discount rates are derived by identifying a theoretical settlement portfolio of high quality corporate bonds sufficient to provide for a plan’s projected benefit payments. This rate can fluctuate based on changes in the corporate bond yields. At June 30, 2014, a hypothetical 25 basis point increase in our discount rates would increase our pre-tax income by approximately $0.5 million, and a hypothetical 25 basis point decrease in our discount rates would decrease our pre-tax income by approximately $2.1 million.
The long-term rate of return on plan assets is estimated based on an evaluation of historical returns for each asset category held by the plans, coupled with the current and short-term mix of the investment portfolio. The historical returns are adjusted for expected future market and economic changes. This return will fluctuate based on actual market returns and other economic factors.
The rate of future health care cost increases is based on historical claims and enrollment information projected over the next fiscal year and adjusted for administrative charges. This rate is expected to decrease until 2024. At June 30, 2014, a hypothetical 1 percent increase or decrease in our health care cost trend rates would be immaterial to our pre-tax income.
Future compensation rates, withdrawal rates and participant retirement age are determined based on historical information. These assumptions are not expected to significantly change. Mortality rates are determined based on a review of published mortality tables.
We expect to contribute $11.5 million and $2.3 million to our pension and other postretirement benefit plans, respectively, in 2015.
Allowance for Doubtful Accounts We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the creditworthiness of our customers based on multiple sources of information and analyze additional factors such as our historical bad debt experience, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. This assessment requires significant judgment. If the financial condition of our customers was to deteriorate, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at June 30, 2014.
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
Income Taxes Realization of our deferred tax assets is primarily dependent on future taxable income, the timing and amount of which are uncertain, in part, due to the expected profitability of certain foreign subsidiaries. A valuation allowance is recognized if it is “more likely than not” that some or all of a deferred tax asset will not be realized. As of June 30, 2014, the deferred tax assets net of valuation allowances relate primarily to net operating loss carryforwards, pension benefits, accrued employee benefits and inventory reserves. In the event that we were to determine that we would not be able to realize our deferred tax assets in the future, an increase in the valuation allowance would be required. In the event we were to determine that we are able to use our deferred tax assets and a valuation allowance had been recorded against the deferred tax assets, a decrease in the valuation allowance would be required.

NEW ACCOUNTING STANDARDS
Adopted
As of July 1, 2013, Kennametal adopted disclosure requirements related to reclassifications out of accumulated other comprehensive income by component. See Note 13 to these consolidated financial statements for required disclosures. Other than the change in disclosures, the adoption of this guidance had no impact on the consolidated financial statements.
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
Issued
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers: Topic 606”. This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. This standard is effective for Kennametal July 1, 2017. We are in the process of assessing the impact the adoption of this ASU will have on its consolidated financial statements.
In April 2014, the FASB issued an ASU that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. This standard is effective for Kennametal July 1, 2015. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The ASU is not expected to have a material effect.
In July 2013, the FASB issued new guidance on the presentation in the financial statements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance takes into account these losses and carryfowards as well as the intended or likelihood of use of the unrecognized tax benefit in determining the balance sheet classification as an asset or liability. This guidance is effective for Kennametal beginning July 1, 2014 and will not have a material impact.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. As part of our financial risk management program, we use certain derivative financial instruments to manage these risks. We do not enter into derivative transactions for speculative purposes and, therefore, hold no derivative instruments for trading purposes. We use derivative financial instruments to provide predictability to the effects of changes in foreign exchange rates on our consolidated results and to achieve our targeted mix of fixed and floating interest rates on outstanding debt. Our objective in managing foreign exchange exposures with derivative instruments is to reduce volatility in cash flow, allowing us to focus more of our attention on business operations. With respect to interest rate management, these derivative instruments allow us to achieve our targeted fixed-to-floating interest rate mix as a separate decision from funding arrangements in the bank and public debt markets. We measure hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The ineffective portions are recorded in other expense (income), net. See Notes 2 and 16 of our consolidated financial statements set forth in Item 8.
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
The following provides additional information on our use of derivative instruments. Included below is a sensitivity analysis that is based upon a hypothetical 10 percent weakening or strengthening in the U.S. dollar compared to the June 30, 2014 currency exchange rates and the effective interest rates under our current borrowing arrangements. We compared the contractual derivative and borrowing arrangements in effect at June 30, 2014 to the hypothetical foreign exchange or interest rates in the sensitivity analysis to determine the effect on interest expense, pre-tax income or accumulated other comprehensive income (loss). Our analysis takes into consideration the different types of derivative instruments and the applicability of hedge accounting.

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
Our foreign exchange hedging program minimizes our exposure to currency exchange rate movements. This exposure arises largely from anticipated cash flows from cross-border intercompany sales of products and services. This program utilizes range forwards and forward contracts primarily to sell foreign currency. The notional amounts of the contracts translated into U.S. dollars at June 30, 2014 and 2013 rates were $91.1 million and $102.2 million, respectively. We would have received immaterial amounts at June 30, 2014 and 2013 to settle these contracts, which represent the fair value of these contracts. At June 30, 2014, a hypothetical 10 percent strengthening or weakening of the U.S. dollar would have changed accumulated other comprehensive income (loss), net of tax, by $3.1 million.
In addition, we may enter into forward contracts to hedge transaction exposures or significant cross-border intercompany loans by either purchasing or selling specified amounts of foreign currency at a specified date. At June 30, 2014 and 2013, we had outstanding forward contracts to purchase and sell foreign currency with notional amounts, translated into U.S. dollars at June 30, 2014 and 2013 rates, of $160.2 million and $31.6 million, respectively. At June 30, 2014, a hypothetical 10 percent change in the year-end exchange rates would have resulted in an increase or decrease in pre-tax income of $16.5 million related to these positions.
Interest Rate Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We seek to manage our interest rate risk in order to balance our exposure between fixed and floating rates, while attempting to minimize our borrowing costs. To achieve these objectives, we primarily use interest rate swap contracts to manage exposure to interest rate changes related to these borrowings. We had no swaps in place as of June 30, 2014. We had forward starting interest rate swap contracts outstanding for forecasted transactions that effectively converted a cumulative notional amount of $150.0 million from floating to fixed interest rates as of June 30, 2011. In February 2012, we settled forward starting interest rate swap contracts to convert this $150.0 million of our floating rate debt to fixed rate debt. Upon settlement, we made a cash payment of $22.4 million. The loss is being amortized as a component of interest expense over the term of the related debt using the effective interest rate method.
DEBT AND NOTES PAYABLE At June 30, 2014 and 2013, we had $1,061.8 million and $747.9 million, respectively, of outstanding debt, including capital leases and notes payable. Effective interest rates as of June 30, 2014 and 2013 were 2.9 percent and 3.1 percent, respectively, including the effect of termination and settlement of interest rate swaps. A hypothetical change of 10 percent in interest rates from June 30, 2014 levels would increase or decrease annual interest expense by approximately $0.3 million.
CURRENCY EXCHANGE RATE FLUCTUATIONS Currency exchange rate fluctuations decreased diluted earnings per share by $0.07 in 2014, $0.10 in 2013 and $0.05 in 2012. Currency exchange rate fluctuations may have a material impact on future earnings in the short term and long term.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has conducted an assessment of the Company’s internal controls over financial reporting as of June 30, 2014 using the criteria in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
We acquired the Tungsten Materials Business (TMB) on November 4, 2013 and the operating assets of Comercializadora Emura S.R.L. and certain related entities (Emura) on August 1, 2013. As of June 30, 2014, TMB represented approximately 17 percent of our total assets and 7 percent of our total revenues and Emura represented approximately 1 percent of our total assets and had no revenues as their products are consumed internally. As these acquisitions occurred during the last 12 months, the scope of our assessment of the effectiveness of internal control over financial reporting does not include TMB and Emura. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment in the year of acquisition.
Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2014, based on criteria in Internal Control – Integrated Framework (1992) issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareowners of Kennametal Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, cash flow and shareowners' equity present fairly, in all material respects, the financial position of Kennametal Inc. and its subsidiaries at June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item
15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Comercializadora Emura S.R.L. (Emura) and the Tungsten Materials Business (TMB) purchased from Allegheny Technologies Incorporated (ATI) from its assessment of internal control over financial reporting as of June 30, 2014 because they were acquired by the Company in business combinations on August 1, 2013 and November 4, 2013, respectively. We have also excluded Emura and TMB from our audit of internal control over financial reporting. Emura and TMB are wholly-owned subsidiaries whose total assets and total revenues represent 1 percent and 0 percent, respectively for Emura, and 17 percent and 7 percent, respectively for TMB, of the related consolidated financial statement amounts as of and for the year ended June 30, 2014.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
August 13, 2014

CONSOLIDATED STATEMENTS OF INCOME

Year ended June 30 (in thousands, except per share data)	2014	2013	2012
Sales	$2,837,190	$2,589,373	$2,736,246
Cost of goods sold	1,940,187	1,744,369	1,741,996
Gross profit	897,003	845,004	994,250
Operating expense	589,768	527,850	561,490
Restructuring charges (Note 14)	17,608	—	—
Amortization of intangibles	26,195	20,760	16,351
Operating income	263,432	296,394	416,409
Interest expense	32,451	27,472	27,215
Other expense (income), net	2,172	2,313	(775)
Income before income taxes	228,809	266,609	389,969
Provision for income taxes	66,611	59,693	79,136
Net income	162,198	206,916	310,833
Less: Net income attributable to noncontrolling interests	3,832	3,651	3,603
Net income attributable to Kennametal	$158,366	$203,265	$307,230
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREOWNERS
Basic earnings per share	$2.01	$2.56	$3.83
Diluted earnings per share	$1.99	$2.52	$3.77
Dividends per share	$0.72	$0.64	$0.54
Basic weighted average shares outstanding	78,678	79,463	80,216
Diluted weighted average shares outstanding	79,667	80,612	81,439

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	2014	2013	2012
Net income	$162,198	$206,916	$310,833
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of income tax benefit of $0.4 million, $0.4 million and $7.0 million, respectively	(706)	(611)	(11,165)
Reclassification of unrealized loss (gain) on expired derivatives designated and qualified as cash flow hedges, net of income tax benefit (expense) of $1.2 million, $0.9 million and ($0.1) million, respectively	1,987	1,377	(186)
Unrecognized net pension and other postretirement benefit (loss) gain, net of income tax benefit (expense) of $3.9 million, ($25.0) million and $50.6 million, respectively	(11,990)	39,376	(90,686)
Reclassification of net pension and other postretirement benefit loss, net of income tax benefit of $0.5 million, $5.5 million and $3.0 million, respectively	2,184	9,679	5,964
Foreign currency translation adjustments, net of income tax (expense) benefit of ($1.7) million, ($1.2) million and $5.1 million, respectively	31,763	9,223	(140,797)
Total comprehensive income	185,436	265,960	73,963
Less: comprehensive income (loss) attributable to noncontrolling interests	4,198	3,101	(76)
Comprehensive income attributable to Kennametal Shareowners	$181,238	$262,859	$74,039
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of June 30 (in thousands, except per share data)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$177,929	$377,316
Accounts receivable, less allowance for doubtful accounts of $14,027 and $11,949	531,515	445,322
Inventories (Note 7)	703,766	578,795
Deferred income taxes (Note 11)	47,897	49,707
Other current assets	64,089	48,333
Total current assets	1,525,196	1,499,473
Property, plant and equipment:
Land and buildings	437,783	381,215
Machinery and equipment	1,638,215	1,466,942
Less accumulated depreciation	(1,191,540)	(1,106,675)
Property, plant and equipment, net	884,458	741,482
Other assets:
Investments in affiliated companies	495	671
Goodwill (Note 2)	975,576	721,755
Other intangible assets, less accumulated amortization of $139,245 and $111,440 (Note 2)	343,176	222,765
Deferred income taxes (Note 11)	41,006	39,590
Other	98,179	75,303
Total other assets	1,458,432	1,060,084
Total assets	$3,868,086	$3,301,039
LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases (Note 9)	$7,662	$3,738
Notes payable to banks (Note 10)	72,455	40,581
Accounts payable	206,891	190,623
Accrued income taxes	16,953	19,471
Accrued vacation pay	38,456	39,410
Accrued payroll	61,436	49,023
Other current liabilities (Note 8)	158,903	124,747
Total current liabilities	562,756	467,593
Long-term debt and capital leases, less current maturities (Note 9)	981,666	703,626
Deferred income taxes (Note 11)	118,092	102,935
Accrued postretirement benefits (Note 12)	22,516	19,461
Accrued pension benefits (Note 12)	158,268	142,784
Accrued income taxes (Note 11)	21,384	27,530
Other liabilities	41,796	24,817
Total liabilities	1,906,478	1,488,746
Commitments and contingencies (Note 18)
EQUITY
Kennametal Shareowners’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 78,672 and 77,842 shares issued	98,340	97,303
Additional paid-in capital	395,890	374,300
Retained earnings	1,501,157	1,399,227
Accumulated other comprehensive loss	(66,131)	(89,004)
Total Kennametal Shareowners’ Equity	1,929,256	1,781,826
Noncontrolling interests	32,352	30,467
Total equity	1,961,608	1,812,293
Total liabilities and equity	$3,868,086	$3,301,039
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

Year ended June 30 (in thousands)	2014	2013	2012
OPERATING ACTIVITIES
Net income	$162,198	$206,916	$310,833
Adjustments for non-cash items:
Depreciation	104,027	92,344	87,722
Amortization	26,195	20,760	16,351
Stock-based compensation expense	17,641	21,874	21,500
Restructuring charges	3,408	—	—
Deferred income tax provision	23,119	232	28,602
Other	2,106	2,577	(12,702)
Changes in certain assets and liabilities:
Accounts receivable	(45,041)	33,801	(10,891)
Inventories	(5,310)	5,879	(63,833)
Accounts payable and accrued liabilities	13,748	(90,449)	(57,003)
Accrued income taxes	(12,485)	949	(14,157)
Other	(17,733)	(10,733)	(16,842)
Net cash flow provided by operating activities	271,873	284,150	289,580
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(117,376)	(82,835)	(103,036)
Disposals of property, plant and equipment	1,236	3,016	6,886
Business acquisition, net of cash acquired (Note 4)	(634,615)	(500)	(382,562)
Purchase of technology license	—	—	(10,000)
Proceeds from sale of business	10,225	—	—
Other	356	(379)	1,447
Net cash flow used for investing activities	(740,174)	(80,698)	(487,265)
FINANCING ACTIVITIES
Net increase (decrease) in notes payable	31,568	(833)	38,198
Net (decrease) increase in short-term revolving and other lines of credit	(3,600)	(23,600)	27,200
Term debt borrowings	736,079	944,152	1,509,767
Term debt repayments	(450,928)	(736,562)	(1,324,426)
Purchase of capital stock	(14,165)	(121,408)	(66,876)
Sale of subsidiary stock	—	26,665	—
Settlement of interest rate swap agreement (Note 6)	—	—	(22,406)
Dividend reinvestment and the effect of employee benefit and stock plans	26,676	17,356	24,635
Cash dividends paid to Shareowners	(56,436)	(51,011)	(43,631)
Other	1,214	(2,612)	(11,162)
Net cash flow provided by financing activities	270,408	52,147	131,299
Effect of exchange rate changes on cash and cash equivalents	(1,494)	5,251	(21,713)
CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(199,387)	260,850	(88,099)
Cash and cash equivalents, beginning of year	377,316	116,466	204,565
Cash and cash equivalents, end of year	$177,929	$377,316	$116,466
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

	2014		2013		2012
Year ended June 30 (in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
CAPITAL STOCK
Balance at beginning of year	77,842	$97,303	80,085	$100,106	81,129	$101,411
Dividend reinvestment	7	9	6	8	8	10
Capital stock issued under employee benefit and stock plans	1,155	1,443	837	1,047	956	1,195
Purchase of capital stock	(332)	(415)	(3,086)	(3,858)	(2,008)	(2,510)
Balance at end of year	78,672	98,340	77,842	97,303	80,085	100,106
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		374,300		447,433		470,758
Dividend reinvestment		319		253		282
Capital stock issued under employee benefit and stock plans		35,019		31,649		40,758
Sale of subsidiary stock to noncontrolling interests		—		12,515		—
Purchase of capital stock		(13,748)		(117,550)		(64,365)
Balance at end of year		395,890		374,300		447,433
RETAINED EARNINGS
Balance at beginning of year		1,399,227		1,246,973		983,374
Net income		158,366		203,265		307,230
Cash dividends paid to Shareowners		(56,436)		(51,011)		(43,631)
Balance at end of year		1,501,157		1,399,227		1,246,973
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance at beginning of year		(89,004)		(150,662)		82,529
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax		(706)		(611)		(11,165)
Reclassification of unrealized loss (gain) on expired derivatives designated and qualified as cash flow hedges, net of tax		1,987		1,377		(186)
Unrecognized net pension and other postretirement benefit (loss) gain, net of tax		(11,990)		39,376		(90,686)
Reclassification of net pension and other postretirement benefit loss, net of tax		2,184		9,679		5,964
Foreign currency translation adjustments, net of tax		31,398		9,772		(137,118)
Other comprehensive income (loss), net of tax		22,873		59,593		(233,191)
Sale of subsidiary stock to noncontrolling interests		—		2,065		—
Balance at end of year		(66,131)		(89,004)		(150,662)
NONCONTROLLING INTERESTS
Balance at beginning of year		30,467		24,371		20,569
Net income		3,832		3,651		3,603
Other comprehensive (loss) income, net of tax		366		(550)		(3,679)
Sale of subsidiary stock to noncontrolling interests		—		7,727		—
Purchase of noncontrolling interests		—		(479)		—
Acquisition by noncontrolling interests		—		—		5,211
Cash dividends paid to noncontrolling interests		(2,313)		(4,253)		(1,333)
Balance at end of year		32,352		30,467		24,371
Total equity, June 30		$1,961,608		$1,812,293		$1,668,221
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS
Kennametal Inc. delivers productivity solutions to customers seeking peak performance in demanding environments. We provide innovative wear-resistant products, application engineering and services backed by advanced material science serving customers across diverse sectors of industrial production, transportation, earthworks, energy, infrastructure and aerospace. Our solutions are built around industry-essential technology platforms, including precision-engineered metalworking tools and components, surface technologies and earth cutting tools that are mission-critical to customer operations battling extreme conditions associated with wear fatigue, corrosion and high temperatures. The Company's reputation for material and industrial technology excellence, as well as expertise and innovation in development of custom solutions and services, contributes to our leading position in our primary industrial and infrastructure markets. End users of our products include manufacturers, metalworking suppliers, machinery operators and processors engaged in a diverse array of industries, including the manufacture of transportation vehicles and systems; machine tool, light machinery and heavy machinery industries; airframe and aerospace components and systems, defense; as well as producers and suppliers in equipment-intensive operations such as coal mining, road construction, quarrying, oil and gas exploration, refining, production and supply.
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
CASH AND CASH EQUIVALENTS Cash investments having original maturities of three months or less are considered cash equivalents. Cash equivalents principally consist of investments in money market funds and bank deposits at June 30, 2014.

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
INVENTORIES Inventories are stated at the lower of cost or market. We use the last-in, first-out (LIFO) method for determining the cost of a significant portion of our United States (U.S.) inventories. The cost of the remainder of our inventories is determined under the first-in, first-out or average cost methods. When market conditions indicate an excess of carrying costs over market value, a lower-of-cost-or-market provision is recorded. Excess and obsolete inventory reserves are established based upon our evaluation of the quantity of inventory on hand relative to demand. The excess and obsolete inventory reserve at June 30, 2014 and 2013 was $52.7 million and $52.7 million, respectively.
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
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Industrial	Infrastructure	Total
Goodwill	$407,610	$462,582	$870,192
Accumulated impairment losses	(150,842)	—	(150,842)
Balance as of June 30, 2012	$256,768	$462,582	$719,350
Translation	1,315	1,090	2,405
Change in goodwill	1,315	1,090	2,405
Goodwill	408,925	463,672	872,597
Accumulated impairment losses	(150,842)	—	(150,842)
Balance as of June 30, 2013	$258,083	$463,672	$721,755
Acquisition	$60,100	$183,477	$243,577
Translation	3,312	6,932	10,244
Change in goodwill	63,412	190,409	253,821
Goodwill	472,337	654,081	1,126,418
Accumulated impairment losses	(150,842)	—	(150,842)
Balance as of June 30, 2014	$321,495	$654,081	$975,576
We recorded no goodwill or other intangible asset impairments in 2014, 2013 and 2012.

The Company is currently exploring strategic alternatives for a portion of its Infrastructure business, which has an estimated net book value of approximately $39.0 million as of June 30, 2014.  As the strategic direction has not yet been determined, the Company cannot determine if an impairment loss is either probable or estimable.

The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	June 30, 2014		June 30, 2013
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract-based	3 to 15	$23,446	$(10,820)	$21,450	$(8,374)
Technology-based and other	4 to 20	54,842	(28,516)	38,005	(26,006)
Customer-related	10 to 21	285,751	(76,376)	178,318	(58,148)
Unpatented technology	10 to 30	61,867	(12,549)	45,972	(9,761)
Trademarks	5 to 20	19,256	(10,984)	14,055	(9,151)
Trademarks	Indefinite	37,259	—	36,405	—
Total		$482,421	$(139,245)	$334,205	$(111,440)
On November 4, 2013, we acquired the Tungsten Materials Business (TMB) from Allegheny Technologies Incorporated (ATI), the operations of which are included in both the Industrial and Infrastructure segments. As a result of the acquisition, we increased goodwill by $243.6 million and other intangible assets by $127.3 million based on our purchase price allocations. In the Infrastructure segment we recorded customer-related intangible assets of $102.0 million with an estimated useful life of 18 years to 21 years, technology-based and other intangibles of $13.1 million with an estimate useful life of 10 years to 13 years, trademarks of $2.7 million with an estimated useful life of 10 years and contract-based intangibles of $1.6 million with an estimated useful life of 3 years. In the Industrial segment we recorded customer-related intangible assets of $2.9 million with an estimated useful life of 10 years, trademarks of $2.5 million with an estimated useful life of 10 years, unpatented technology of $2.3 million with an estimated useful life of 10 years and technology-based an other intangibles of $0.2 million with an estimated useful life of 5 years. These other intangible assets will be amortized over their respective estimated useful lives.
In the Infrastructure and Industrial segments we recorded $183.5 million and $60.1 million of goodwill, respectively, related to the TMB acquisition. The goodwill recorded relates to operating synergies associated with the acquisition that we expected to realize. Goodwill of $202.1 million was deductible for tax purposes.
On August 1, 2013, we acquired the operating assets of Comercializadora Emura S.R.L. and certain related entities (Emura), in our Infrastructure segment. As a result of the acquisition we increased other intangible assets by $16.4 million based on our purchase price allocations. We recorded supplier relationship intangible assets in technology-based and other of $15.9 million with an estimated useful life of 20 years, contract-based intangibles of $0.4 million with an estimated useful life of 3 years and trademarks of $0.1 million with an estimated useful life of 20 years. These intangible assets will be amortized over their respective estimated useful lives.
We recorded currency translation adjustments which increased intangible assets by $3.0 million in 2014 and decreased intangible assets by $0.2 million in 2013.
Amortization expense for intangible assets was $26.2 million, $20.8 million and $16.4 million for 2014, 2013 and 2012, respectively. Estimated amortization expense for 2015 through 2019 is $27.7 million, $27.3 million, $25.4 million, $23.5 million, and $22.7 million, respectively.

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
In the valuation of our pension and other postretirement benefit liabilities, management utilizes various assumptions. Discount rates are derived by identifying a theoretical settlement portfolio of high quality corporate bonds sufficient to provide for a plan’s projected benefit payments. This rate can fluctuate based on changes in the corporate bond yields.

The long-term rate of return on plan assets is estimated based on an evaluation of historical returns for each asset category held by the plans, coupled with the current and short-term mix of the investment portfolio. The historical returns are adjusted for expected future market and economic changes. This return will fluctuate based on actual market returns and other economic factors.
The rate of future health care costs is based on historical claims and enrollment information projected over the next year and adjusted for administrative charges. This rate is expected to decrease until 2024.
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
For purposes of determining the number of diluted shares outstanding at June 30, 2014, 2013 and 2012, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options, unvested restricted stock awards and unvested restricted stock units by 1.0 million, 1.1 million and 1.2 million shares, respectively. Unexercised capital stock options, restricted stock units and restricted stock awards of 0.3 million, 1.0 million and 0.7 million shares at June 30, 2014, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore the inclusion would have been anti-dilutive.

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
We recognize revenue related to the sale of specialized assembled machines upon customer acceptance and installation, as installation is deemed essential to the functionality of a specialized assembled machine. Sales of specialized assembled machines were immaterial for 2014, 2013 and 2012.
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

Capital stock options are granted to eligible employees at fair market value at the date of grant. Capital stock options are exercisable under specified conditions for up to 10 years from the date of grant. At the 2013 Annual Meeting of Shareowners, the Kennametal Inc. Stock and Incentive Plan of 2010, as Amended and Restated on October 22, 2013 (A/R 2010 Plan) was approved. The A/R 2010 Plan authorizes the issuance of up to 9,500,000 shares of the Company’s capital stock plus any shares remaining unissued under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended (2002 Plan). Under the provisions of the A/R 2010 Plan participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during 2014, 2013 and 2012 were $0.5 million, $0.1 million and $0.4 million, respectively. In addition to stock option grants, the A/R 2010 Plan permits the award of stock appreciation rights, performance share awards, performance unit awards, restricted stock awards, restricted unit awards and share awards to directors, officers and key employees.
RESEARCH AND DEVELOPMENT COSTS Research and development costs of $44.0 million, $39.7 million and $38.3 million in 2014, 2013 and 2012, respectively, were expensed as incurred. These costs are included in operating expense in the consolidated statements of income.
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
CURRENCY TRANSLATION Assets and liabilities of international operations are translated into U.S. dollars using year-end exchange rates, while revenues and expenses are translated at average exchange rates throughout the year. The resulting net translation adjustments are recorded as a component of accumulated other comprehensive (loss) income. The local currency is the functional currency of most of our locations. Losses from currency transactions included in other expense (income), net were $2.5 million, $4.5 million and $2.6 million for 2014, 2013 and 2012, respectively.

NEW ACCOUNTING STANDARDS
Adopted
As of July 1, 2013, Kennametal adopted disclosure requirements related to reclassifications out of accumulated other comprehensive income by component. See Note 13 to these consolidated financial statements for required disclosures. Other than the change in disclosures, the adoption of this guidance had no impact on the consolidated financial statements.
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

Issued
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers: Topic 606”. This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. This standard is effective for Kennametal July 1, 2017. We are in the process of assessing the impact the adoption of this ASU will have on its consolidated financial statements.
In April 2014, the FASB issued an ASU that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. This standard is effective for Kennametal July 1, 2015. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The ASU is not expected to have a material effect.
In July 2013, the FASB issued new guidance on the presentation in the financial statements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance takes into account these losses and carryfowards as well as the intended or likelihood of use of the unrecognized tax benefit in determining the balance sheet classification as an asset or liability. This guidance is effective for Kennametal beginning July 1, 2014 and will not have a material impact.

NOTE 3 — SUPPLEMENTAL CASH FLOW DISCLOSURES

Year ended June 30 (in thousands)	2014	2013	2012
Cash paid during the period for:
Interest	$29,836	$24,432	$27,395
Income taxes	49,393	51,098	55,728

Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	2,100	(8,600)	—

NOTE 4 — ACQUISITIONS

TMB
On November 4, 2013, the Company completed its transaction to acquire TMB from ATI which included all of the assets of TDY Industries, LLC, a wholly owned subsidiary of ATI, used or held for use by TDY in connection with the business; and all of the shares of TDY Limited and ATI Holdings SAS, both wholly-owned subsidiaries of ATI, for a purchase price of $607.0 million, net of cash acquired. We funded the acquisition primarily through a combination of cash from operations and available borrowings under our existing credit facility.

TMB, is a leading producer of tungsten metallurgical powders, as well as tooling technologies and components. The business has approximately 1,175 employees in 12 locations primarily in the United States of America, and 6 other countries. The acquisition aligns with the Company's long-term growth strategies, expands presence in aerospace and energy end markets, further augments the Company's tooling portfolio and accelerates our metallurgical strategy including planned tungsten carbide recycling and production.

As part of the acquisition of TMB, Kennametal incurred $8.7 million for the year ended June 30, 2014 of acquisition-related costs, which are included in operating expense and cost of goods sold.

Purchase Price Allocation
In accordance with the accounting guidance for business combinations, the TMB acquisition was accounted for under the acquisition method of accounting and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The consolidated balance sheet as of June 30, 2014 reflects the allocation of the purchase price.

The allocation of the total purchase price to the fair values of the assets acquired and liabilities assumed as of June 30, 2014 is as follows:

(in thousands)	Total
ASSETS
Current assets:
Cash and cash equivalents	$1,294
Accounts receivable	41,164
Inventories	100,453
Other current assets	4,014
Total current assets	146,925
Property, plant and equipment	127,838
Goodwill	243,577
Other intangible assets	127,300
Deferred income taxes	6,978
Other	603
Total assets	$653,221

LIABILITIES
Current liabilities:
Accounts payable	$22,790
Accrued payroll	3,401
Accrued expenses	5,434
Total current liabilities	31,625
Deferred income taxes	4,585
Other long-term liabilities	8,781
Total liabilities	44,991
Net assets acquired	$608,230
In connection with this acquisition, we identified and valued certain intangible assets, including existing customer relationships, technologies, trademarks and contract-based intangibles, as discussed in Note 2. The goodwill recorded of $243.6 million is attributable to the operating synergies associated with the acquisition that we expected to realize, as discussed in Note 2.

Solely as a result of uncertainty related to potential adjustments to the purchase consideration with the seller, which adjustments, if any, are not expected to be material, the preliminary purchase price allocation is not finalized as of June 30, 2014.
The operating results for the year ended June 30, 2014 include net sales of $194.9 million and net loss attributable to Kennametal of $10.5 million related to TMB.

Unaudited Pro Forma Financial Information
The following unaudited pro forma summary of operating results presents the consolidated results of operations as if the TMB acquisition had occurred on July 1, 2012. These amounts were calculated after applying our accounting policies and adjusting TMB’s results to reflect increased depreciation and amortization expense resulting from recording fixed assets and intangible assets at fair value, as well as increased cost of sales resulting from recording inventory at fair value. The pro forma results for the year ended June 30, 2014 excludes $8.7 million of acquisition-related and includes $19.1 million of restructuring-related pre-tax costs. The pro forma results for the year ended June 30, 2013 includes $8.7 million of integration-related pre-tax costs. The pro forma results have been presented for comparative purposes only, include no expected sales or cost synergies and are not indicative of future results of operations or what would have occurred had the acquisition been made on July 1, 2012.
Unaudited pro forma summary of operating results of Kennametal, assuming the acquisition had occurred as of July 1, 2012, are as follows:

Year ended June 30 (in thousands)	2014	2013
Pro forma (unaudited):
Net Sales	$2,941,005	$2,902,160
Net income attributable to Kennametal	$175,804	$190,863

Per share data attributable to Kennametal Shareowners :
Basic earnings per share	$2.23	$2.40
Diluted earnings per share	$2.21	$2.37

Emura
On August 1, 2013, the Company acquired the operating assets of Comercializadora Emura S.R.L. and certain related entities (Emura), based in La Paz, Bolivia, and secured related material sourcing agreements for a purchase price of $40.1 million, of which $25.6 million was paid in fiscal year 2014 and $0.5 million was paid in fiscal year 2013, and $14.0 million of contingent consideration, as discussed in Note 5. Emura's principal operations is engaged in collecting, testing, processing and exporting tungsten ore material, and was a long-standing supplier to Kennametal. The addition of Emura enhances the Company's strategic tungsten sourcing capabilities to serve growth globally.

Other
On September 30, 2013, the Company completed a small acquisition in the Infrastructure segment for $2.0 million.

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
Level 3: Inputs that are unobservable.

As of June 30, 2014, the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$253	$—	$253
Total assets at fair value	$—	$253	$—	$253

Liabilities:
Derivatives (1)	$—	$1,053	$—	$1,053
Contingent considerations	—	—	14,000	14,000
Total liabilities at fair value	$—	$1,053	$14,000	$15,053

The fair value of contingent consideration payable that was classified as Level 3 relates to our probability assessments of expected future milestone targets, primarily associated with product delivery, related to the Emura acquisition. The contingent consideration is to be paid over the next 3 years. During the current year the Company reassessed this contingent consideration and determined that no adjustment to the fair value was deemed necessary and that no changes in the expected outcome have occurred during the year ended June 30, 2014.
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
The fair value of derivatives designated and not designated as hedging instruments in the consolidated balance sheet are as follows:

(in thousands)	2014	2013
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$184	$658
Other current liabilities - range forward contracts	(6)	(522)
Other assets - range forward contracts	42	69
Total derivatives designated as hedging instruments	220	205
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	27	48
Other current liabilities - currency forward contracts	(1,047)	(8)
Total derivatives not designated as hedging instruments	(1,020)	40
Total derivatives	$(800)	$245

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

(in thousands)	2014	2013	2012
Other expense (income), net - currency forward contracts	$1,057	$1,210	$(1,149)

FAIR VALUE HEDGES
Fixed-to-floating interest rate swap contracts, designated as fair value hedges, are entered into from time to time to hedge our exposure to fair value fluctuations on a portion of our fixed rate debt. We had no such contracts outstanding at June 30, 2014 and June 30, 2013.
In February 2009 we terminated interest rate swap contracts to convert $200.0 million of our fixed rate debt to floating rate debt. These contracts were originally set to mature in June 2012. This gain was amortized as a component of interest expense over the remaining term of the related debt using the effective interest rate method. The gain was fully amortized as of June 30, 2012. During the year ended June 30, 2012, $5.9 million was recognized as a reduction in interest expense.
CASH FLOW HEDGES
Currency forward contracts and range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive (loss) income, and are recognized as a component of other expense (income), net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at June 30, 2014 and 2013 was $91.1 million and $102.2 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at June 30, 2014, we expect to recognize into earnings in the next 12 months $0.1 million of losses on outstanding derivatives.
Floating-to-fixed interest rate swap contracts, designated as cash flow hedges, are entered into from time to time to hedge our exposure to interest rate changes on a portion of our floating rate debt. These interest rate swap contracts convert a portion of our floating rate debt to fixed rate debt. We record the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to accumulated other comprehensive (loss) income, net of tax. We had no such contracts outstanding at June 30, 2014 or 2013, respectively.
In February 2012, we settled forward starting interest rate swap contracts to convert $150.0 million of our floating rate debt to fixed rate debt. Upon settlement, we made a cash payment of $22.4 million. The loss is being amortized as a component of interest expense over the term of the related debt using the effective interest rate method. During the year ended June 30, 2014 and 2013, $1.9 million and $1.9 million was recognized as interest expense, respectively.
The following represents losses related to cash flow hedges:

(in thousands)	2014	2013	2012
Losses recognized in other comprehensive loss, net	$(702)	$(611)	$(11,165)
Losses reclassified from accumulated other comprehensive loss into other expense (income), net	$1,399	$1,116	$270
No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the years ended June 30, 2014, 2013 and 2012.

NOTE 7 — INVENTORIES
Inventories consisted of the following at June 30:

(in thousands)	2014	2013
Finished goods	$371,599	$303,307
Work in process and powder blends	308,129	244,180
Raw materials	126,004	137,602
Inventories at current cost	805,732	685,089
Less: LIFO valuation	(101,966)	(106,294)
Total inventories	$703,766	$578,795
We used the LIFO method of valuing inventories for approximately 43 percent and 52 percent of total inventories at June 30, 2014 and 2013, respectively.

NOTE 8 — OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following at June 30:

(in thousands)	2014	2013
Accrued employee benefits	$27,306	$21,663
Payroll, state and local taxes	16,401	14,885
Accrued restructuring (Note 14)	9,002	—
Other	106,194	88,199
Total other current liabilities	$158,903	$124,747

NOTE 9 — LONG-TERM DEBT AND CAPITAL LEASES
Long-term debt and capital lease obligations consisted of the following at June 30:

(in thousands)	2014	2013
2.65% Senior Unsecured Notes due 2019 net of discount of $0.4 million for 2014 and $0.5 million for 2013	$399,595	$399,519
3.875% Senior Unsecured Notes due 2022 net of discount of $0.3 million for 2014 and $0.3 million for 2013	299,720	299,683
Credit Agreement:
Euro-denominated borrowings, 1.1% to 1.3% in 2014, due 2018	200,112	—
U.S. Dollar-denominated borrowings, 1.2% in 2014 and 1.1% in 2013, due 2018	87,000	3,600
Capital leases with terms expiring through 2018 at 1.6% to 5.4% in 2014 and 2.3% to 5.4% in 2013	2,886	4,553
Other	15	9
Total debt and capital leases	989,328	707,364
Less current maturities:
Long-term debt	(7,512)	(3,600)
Capital leases	(135)	(129)
Other	(15)	(9)
Total current maturities	(7,662)	(3,738)
Long-term debt and capital leases, less current maturities	$981,666	$703,626

Senior Unsecured Notes On November 7, 2012, we issued $400.0 million of 2.65 percent Senior Unsecured Notes due in 2019. Interest is paid semi-annually on May 1 and November 1 of each year. We used the net proceeds from this notes offering to repay outstanding indebtedness under our credit facility and for general corporate purposes. On February 14, 2012, we issued $300 million of 3.875 percent Senior Unsecured Notes due in 2022. Interest is paid semi-annually on February 15 and August 15 of each year. We settled forward starting interest rate swap contracts related to this bond issuance as discussed in Note 6. We applied the net proceeds from this notes offering to the repayment of our 7.2 percent Senior Unsecured Notes at their June 15, 2012 maturity.
2011 Credit Agreement The five-year, multi-currency, revolving credit facility (2011 Credit Agreement) permits revolving credit loans of up to $600 million for working capital, capital expenditures and general corporate purposes. The 2011 Credit Agreement matures in April 2018 and allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2011 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us.
The 2011 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of June 30, 2014. We had $287.1 million and $3.6 million of borrowings outstanding under the 2011 Credit Agreement as of June 30, 2014 and June 30, 2013, respectively. Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries.
Future principal maturities of long-term debt are $7.5 million in 2015 and $978.9 million beyond 2019.

Future minimum lease payments under capital leases for the next five years and thereafter in total are as follows:

(in thousands)
2015	$247
2016	2,080
2017	601
2018	199
2019	—
After 2020	—
Total future minimum lease payments	3,127
Less amount representing interest	(241)
Amount recognized as capital lease obligations	$2,886
At June 30, 2014 and 2013 our collateralized debt consisted of capitalized lease obligations of $2.9 million and $4.6 million, respectively. The underlying assets collateralize these obligations.

NOTE 10 — NOTES PAYABLE AND LINES OF CREDIT
Notes payable to banks of $72.5 million and $40.6 million at June 30, 2014 and 2013, respectively, represents short-term borrowings under credit lines with commercial banks. These credit lines, translated into U.S. dollars at June 30, 2014 exchange rates, totaled $215.7 million at June 30, 2014, of which $143.2 million was unused. The weighted average interest rate for notes payable and lines of credit was 1.5 percent and 2.1 percent at June 30, 2014 and 2013, respectively.

NOTE 11 — INCOME TAXES
Income before income taxes consisted of the following for the years ended June 30:

(in thousands)	2014	2013	2012
Income before income taxes:
United States	$59,160	$87,499	$95,410
International	169,649	179,110	294,559
Total income before income taxes	$228,809	$266,609	$389,969
Current income taxes:
Federal	$15,108	$10,645	$23,313
State	896	3,441	2,275
International	27,488	45,375	24,946
Total current income taxes	43,492	59,461	50,534
Deferred income taxes:
Federal	$10,157	$12,951	$13,637
State	(62)	2,433	4,104
International	13,024	(15,152)	10,861
Total deferred income taxes:	23,119	232	28,602
Provision for income taxes	$66,611	$59,693	$79,136
Effective tax rate	29.1%	22.4%	20.3%
The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes was as follows for the years ended June 30:

(in thousands)	2014	2013	2012
Income taxes at U.S. statutory rate	$80,083	$93,313	$136,489
State income taxes, net of federal tax benefits	1,593	4,051	4,110
U.S. income taxes provided on international income	2,423	3,067	8,164
Combined tax effects of international income	(22,580)	(30,692)	(50,574)
Change in valuation allowance and other uncertain tax positions	(2,603)	(4,550)	(16,243)
Impact of domestic production activities deduction	(942)	(3,546)	(3,810)
Research and development credit	(1,385)	(4,141)	(1,515)
Change in indefinite reinvestment assertion	7,170	—	—
Other	2,852	2,191	2,515
Provision for income taxes	$66,611	$59,693	$79,136

During 2014 and 2013, we recorded adjustments of $2.2 million and $4.2 million, respectively, related to the effective settlement of uncertain tax positions in Europe, which reduced income tax expense. The effect of these tax benefits are included in the income tax reconciliation table under the caption “change in valuation allowance and other uncertain tax positions.”

During 2014, we recorded a valuation allowance adjustment of $1.2 million, which reduced income tax expense.  The valuation allowance adjustment is related to a state tax law change.  The effect of this tax benefit is included in the income tax reconciliation table under the caption “change in valuation allowance and other uncertain tax positions.”

During 2014, we recorded an adjustment of $7.2 million related to a change in assertion of a foreign subsidiary’s certain undistributed earnings, which are no longer considered permanently reinvested.   The effect of this charge is included in the income tax reconciliation table under the caption “change in indefinite reinvestment assertion.”

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

During 2012, we recorded adjustments of $9.0 million related to the effective settlement of uncertain tax positions in the U.S., Europe and Asia, which reduced income tax expense. The effect of these tax benefits is included in the income tax reconciliation table under the caption "change in valuation allowance and other uncertain tax positions."
The components of net deferred tax liabilities and assets were as follows at June 30:

(in thousands)	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$52,812	$50,984
Inventory valuation and reserves	20,612	21,935
Pension benefits	2,427	6,402
Other postretirement benefits	8,432	9,163
Accrued employee benefits	29,034	33,666
Other accrued liabilities	12,981	9,368
Hedging activities	14,996	13,994
Tax credits and other carryforwards	2,082	1,708
Other	14,617	20,918
Total	157,993	168,138
Valuation allowance	(17,860)	(15,569)
Total deferred tax assets	$140,133	$152,569
Deferred tax liabilities:
Tax depreciation in excess of book	$107,171	$107,623
Intangible assets	70,957	64,614
Total deferred tax liabilities	$178,128	$172,237
Total net deferred tax liabilities	$(37,995)	$(19,668)
Included in deferred tax assets at June 30, 2014 is $52.8 million associated with net operating loss carryforwards in federal, state and foreign jurisdictions. Of that amount, $4.4 million expires through 2019, $11.3 million expires through 2024, $2.0 million expires through 2029, $0.1 million expires through 2034, and the remaining $35.0 million do not expire. The realization of these tax benefits is primarily dependent on future taxable income in these jurisdictions.
A valuation allowance of $17.9 million has been placed against deferred tax assets in Europe, China, Hong Kong, Brazil and the U.S., the majority of which would be allocated to income tax expense upon realization of the deferred tax assets. In 2014, the valuation allowance related to these deferred tax assets increased by $2.3 million. As the respective operations generate sufficient income, the valuation allowances will be partially or fully reversed at such time we believe it will be more likely than not that the deferred tax assets will be realized.
As of June 30, 2014, unremitted earnings of our non-U.S. subsidiaries and affiliates of $2,427.1 million, the majority of which have not been previously taxed in the U.S., are considered permanently reinvested, and accordingly, no deferred tax liability has been recorded in connection therewith. It is not practical to estimate the income tax effect that might be incurred if cumulative prior year earnings not previously taxed in the U.S. were remitted to the U.S.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest) is as follows as of June 30:

(in thousands)	2014	2013
Balance at beginning of year	$26,798	$7,298
Increases for tax positions of prior years	1,461	—
Decreases for tax positions of prior years	(6,982)	—
Increases for tax positions related to the current year	116	23,231
Decreases related to settlement with taxing authority	(2,161)	(3,813)
Foreign currency translation	1,134	82
Balance at end of year	$20,366	$26,798

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in 2014, 2013 and 2012 is $2.4 million, $4.3 million and $6.4 million, respectively. Our policy is to recognize interest and penalties related to income taxes as a component of the provision for income taxes in the consolidated statement of income. We recognized interest expense of $0.8 million for 2014. We recognized a reduction in interest of $1.9 million and $0.9 million in 2013 and 2012, respectively. We also recognized $0.3 million of penalty in 2012 through goodwill. As of June 30, 2014 and 2013 the amount of interest accrued was $1.3 million and $0.7 million, respectively. As of June 30, 2014 and 2013, the amount of penalty accrued was $0.4 million and $0.4 million, respectively.
In 2013, increases for tax positions related to the current year primarily relate to one foreign tax position.  A corresponding deferred tax asset in the amount of $22.5 million was recorded for the position in the U.S. and is included in the components of net deferred tax liabilities and assets table under the caption “other.”  In 2014, we refined our estimate for this tax position, which resulted in a $7.0 million reduction in the liability for the unrecognized tax benefit, as well as a corresponding reduction in the deferred tax asset.
With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2008. The Internal Revenue Service has audited all U.S. tax years prior to 2011 and is currently examining 2011 and 2012. Various state and foreign jurisdiction tax authorities are in the process of examining our income tax returns for various tax years ranging from 2008 to 2011. We continue to execute and expand our pan-European business model. As a result of this and other matters, we continuously review our uncertain tax positions and evaluate any potential issues that may lead to an increase or decrease in the total amount of unrecognized tax benefits recorded. We believe that it is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $0.4 million within the next twelve months as a result of the progression of various federal, state, and foreign audits in process.

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
We use a June 30 measurement date for all of our plans.

Defined Benefit Pension Plans
The funded status of our pension plans and amounts recognized in the consolidated balance sheets as of June 30 were as follows:

(in thousands)	2014	2013
Change in benefit obligation:
Benefit obligation, beginning of year	$890,831	$958,306
Service cost	6,910	7,797
Interest cost	41,084	38,183
Participant contributions	15	28
Actuarial losses (gains)	56,925	(71,974)
Benefits and expenses paid	(43,948)	(40,898)
Currency translation adjustments	16,994	173
Effect of acquired business	1,093	—
Plan settlements	—	(784)
Benefit obligation, end of year	$969,904	$890,831
Change in plans' assets:
Fair value of plans' assets, beginning of year	$796,079	$783,843
Actual return on plans' assets	108,640	47,660
Company contributions	10,902	9,788
Participant contributions	15	28
Benefits and expenses paid	(43,948)	(40,898)
Plan settlements	—	(784)
Currency translation adjustments	12,576	(3,558)
Fair value of plans' assets, end of year	$884,264	$796,079
Funded status of plans	$(85,640)	$(94,752)
Amounts recognized in the balance sheet consist of:
Long-term prepaid benefit	$81,307	$57,385
Short-term accrued benefit obligation	(8,679)	(9,353)
Accrued pension benefits	(158,268)	(142,784)
Net amount recognized	$(85,640)	$(94,752)
The pre-tax amounts related to our defined benefit pension plans recognized in accumulated other comprehensive (loss) income were as follows at June 30:

(in thousands)	2014	2013
Unrecognized net actuarial losses	$121,799	$113,452
Unrecognized net prior service credits	(939)	(1,498)
Unrecognized transition obligations	1,105	1,101
Total	$121,965	$113,055
Prepaid pension benefits are included in other long-term assets. The assets of our U.S. and international defined benefit pension plans consist principally of capital stocks, corporate bonds and government securities.
To the best of our knowledge and belief, the asset portfolios of our defined benefit pension plans do not contain our capital stock. We do not issue insurance contracts to cover future annual benefits of defined benefit pension plan participants. Transactions between us and our defined benefit pension plans include the reimbursement of plan expenditures incurred by us on behalf of the plans. To the best of our knowledge and belief, the reimbursement of cost is permissible under current ERISA rules or local government law. The accumulated benefit obligation for all defined benefit pension plans was $956.7 million and $879.3 million as of June 30, 2014 and 2013, respectively.

Included in the above information are plans with accumulated benefit obligations exceeding the fair value of plan assets as of June 30 as follows:

(in thousands)	2014	2013
Projected benefit obligation	$190,679	$184,805
Accumulated benefit obligation	189,391	183,056
Fair value of plan assets	23,390	34,405
The components of net periodic pension (income) cost include the following as of June 30:

(in thousands)	2014	2013	2012
Service cost	$6,910	$7,797	$6,982
Interest cost	41,084	38,183	42,107
Expected return on plans' assets	(59,527)	(56,111)	(51,376)
Amortization of transition obligation	78	69	65
Amortization of prior service cost	(234)	(195)	(186)
Settlement loss	—	158	1,253
Recognition of actuarial losses	2,642	14,961	8,259
Net periodic pension (income) cost	$(9,047)	$4,862	$7,104
Net periodic pension income was $9.0 million in 2014 as compared to cost of $4.9 million in 2013. This change was primarily the result of discount rate changes.
As of June 30, 2014, the projected benefit payments, including future service accruals for these plans for 2015 through 2019, are $49.0 million, $48.8 million, $50.5 million, $52.7 million and $55.1 million, respectively, and $301.5 million in 2020 through 2024.
The amounts of accumulated other comprehensive loss expected to be recognized in net periodic pension cost during 2015 related to net actuarial losses and transition obligations are $4.1 million and $0.1 million, respectively. The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost during 2015 related to prior service credit is $0.3 million.
We expect to contribute approximately $11.5 million to our pension plans in 2015.
Other Postretirement Benefit Plans
The funded status of our other postretirement benefit plans and the related amounts recognized in the consolidated balance sheets were as follows:

(in thousands)	2014	2013
Change in benefit obligation:
Benefit obligation, beginning of year	$21,422	$24,574
Service cost	55	72
Interest cost	1,006	938
Actuarial losses (gains)	3,658	(907)
Benefits paid	(1,665)	(3,255)
Benefit obligation, end of year	$24,476	$21,422
Funded status of plan	$(24,476)	$(21,422)
Amounts recognized in the balance sheet consist of:
Short-term accrued benefit obligation	$(1,960)	$(1,961)
Accrued postretirement benefits	(22,516)	(19,461)
Net amount recognized	$(24,476)	$(21,422)

The pre-tax amounts related to our other postretirement benefit plans which were recognized in accumulated other comprehensive (loss) income were as follows at June 30:

(in thousands)	2014	2013
Unrecognized net actuarial losses	$8,554	$5,213
Unrecognized net prior service credits	(452)	(563)
Total	$8,102	$4,650
The components of net periodic other postretirement benefit cost include the following for the years ended June 30:

(in thousands)	2014	2013	2012
Service cost	$55	$72	$75
Interest cost	1,006	938	1,029
Amortization of prior service credit	(111)	(111)	(89)
Recognition of actuarial loss (gains)	317	417	(56)
Net periodic other postretirement benefit cost	$1,267	$1,316	$959
As of June 30, 2014, the projected benefit payments, including future service accruals for our other postretirement benefit plans for 2015 through 2019, are $2.3 million, $2.2 million, $2.2 million, $2.1 million, and $2.0 million, respectively, and $8.7 million in 2020 through 2024.
The amounts of accumulated other comprehensive loss expected to be recognized in net periodic pension cost during 2015 related to net actuarial losses are $0.8 million. The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost during 2015 related to prior service credit is $0.1 million.
We expect to contribute approximately $2.3 million to our postretirement benefit plans in 2015.

Assumptions
The significant actuarial assumptions used to determine the present value of net benefit obligations for our defined benefit pension plans and other postretirement benefit plans were as follows:

	2014	2013	2012
Discount Rate:
U.S. plans	4.4%	4.9%	4.0%
International plans	2.9-4.3%	3.5-4.8%	4.0-5.0%
Rates of future salary increases:
U.S. plans	3.0-5.0%	3.0-5.0%	3.0-5.0%
International plans	2.5-3.0%	2.5-3.0%	2.5-4.0%
The significant assumptions used to determine the net periodic costs (benefits) for our pension and other postretirement benefit plans were as follows:

	2014	2013	2012
Discount Rate:
U.S. plans	4.9%	4.0%	5.5%
International plans	3.5-4.8%	4.0-5.5%	5.5-5.8%
Rates of future salary increases:
U.S. plans	3.0-5.0%	3.0-5.0%	3.0-5.0%
International plans	2.5-3.0%	2.5-4.0%	2.0-3.5%
Rate of return on plans assets:
U.S. plans	8.0%	8.0%	8.0%
International plans	5.0-6.0%	5.6%	5.8%

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
The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for our postretirement benefit plans was as follows:

	2014	2013	2012
Health care costs trend rate assumed for next year	7.5%	7.8%	8.1%
Rate to which the cost trend rate gradually declines	5.0%	4.5%	4.5%
Year that the rate reaches the rate at which it is assumed to remain	2024	2029	2029
A change of one percentage point in the assumed health care cost trend rates would have the following effects on the total service and interest cost components of our other postretirement cost and other postretirement benefit obligation at June 30, 2014:

(in thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components	$50	$(44)
Effect on other postretirement obligation	1,266	(1,112)
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
Our defined benefit pension plans’ asset allocations as of June 30, 2014 and 2013 and target allocations for 2015, by asset class, were as follows:

	2014	2013	Target %
Equity	34%	34%	30%
Fixed Income	63%	61%	70%
Other	3%	5%	—%
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
Other Other investments consist primarily of state and local obligations and short term investments including cash, corporate notes, and various short term debt instruments which can be redeemed within a nominal redemption notice period. These investments are primarily classified as level two and are valued using independent observable market inputs.
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
The following table presents the fair value of the benefit plan assets classified under the appropriate level of the fair value hierarchy as of June 30, 2014:

(in thousands)	Level 1	Level 2	Level 3	Total
Corporate fixed income securities	$—	$409,167	$—	$409,167
Common / collective trusts:
Value funds	—	117,479	—	117,479
Growth funds	—	64,830	—	64,830
Balanced funds	—	22,262	—	22,262
Common stock	101,527	—	—	101,527
Government securities:
U.S. Government securities	—	66,709	—	66,709
Foreign government securities	—	41,202	—	41,202
Other fixed income securities	—	36,469	—	36,469
Other	3,156	21,463	—	24,619
Total investments	$104,683	$779,581	$—	$884,264
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

Defined Contribution Plans
We sponsor several defined contribution retirement plans. Costs for defined contribution plans were $20.4 million, $16.7 million and $19.4 million in 2014, 2013 and 2012, respectively.

NOTE 13 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Total accumulated other comprehensive loss (AOCL) consists of net income and other changes in equity from transactions and other events from sources other than shareowners. It includes postretirement benefit plan adjustments, currency translation adjustments, and unrealized gains and losses from derivative instruments designated as cash flow hedges.

The components of and changes in AOCL were as follows (net of tax) for the year ended June 30, 2014 (in thousands):

Attributable to Kennametal:	Post-retirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2013	$(83,936)	$7,413	$(12,481)	$(89,004)
Other comprehensive loss before reclassifications	(11,990)	31,398	(706)	18,702
Amounts Reclassified from AOCL	2,184	—	1,987	4,171
Net current period other comprehensive loss	(9,806)	31,398	1,281	22,873
AOCL, June 30, 2014	$(93,742)	$38,811	$(11,200)	$(66,131)

Attributable to noncontrolling interests:
Balance, June 30, 2013	$—	$721	$—	$721
Other comprehensive loss before reclassifications	—	366	—	366
Net current period other comprehensive loss	—	366	—	366
AOCL, June 30, 2014	$—	$1,087	$—	$1,087

The components of and changes in AOCL were as follows (net of tax) for the year ended June 30, 2013 (in thousands):

Attributable to Kennametal:	Post-retirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2012	$(132,991)	$(4,424)	$(13,247)	$(150,662)
Other comprehensive loss before reclassifications	39,376	9,772	(611)	48,537
Amounts Reclassified from AOCL	9,679	—	1,377	11,056
Sale of subsidiary stock to noncontrolling interest	—	2,065	—	2,065
Net current period other comprehensive loss	49,055	11,837	766	61,658
AOCL, June 30, 2013	$(83,936)	$7,413	$(12,481)	$(89,004)

Attributable to noncontrolling interests:
Balance, June 30, 2012	$—	$1,271	$—	$1,271
Other comprehensive loss before reclassifications	—	(550)	—	(550)
Net current period other comprehensive loss	—	(550)	—	(550)
AOCL, June 30, 2013	$—	$721	$—	$721

Reclassifications out of AOCL for the years ended June 30, 2014 and 2013 consisted of the following:

Details about AOCL components (in thousands)	Year ended June 30, 2014	Year ended June 30, 2013	Affected line item in the Income Statement
Gains and losses on cash flow hedges:
Forward starting interest rate swaps	$1,945	$1,872	Interest expense
Currency exchange contracts	1,260	363	Other expense (income), net
Total before tax	3,205	2,235
Tax benefit	1,218	858	Provision for income taxes
Net of tax	$1,987	$1,377

Post-retirement benefit plans:
Amortization of transition obligations	$78	$69	See pension note 12
Amortization of prior service credit	(345)	(306)	See pension note 12
Recognition of actuarial losses	2,959	15,378	See pension note 12
Total before tax	2,692	15,141
Tax (benefit) expense	(508)	5,462	Provision for income taxes
Net of tax	$2,184	$9,679

NOTE 14 — RESTRUCTURING AND RELATED CHARGES
During December 2013, we announced our intent to implement restructuring actions to achieve synergies across Kennametal as a result of the TMB acquisition by consolidating operations among both organizations, reducing administrative overhead and leveraging the supply chain. Consistent with this announcement, we initiated actions in 2014, related to employment reduction and consolidating operations. These and other restructuring actions are expected to be completed over the next two years. Total pre-tax charges are expected to be in the range of $40 million to $50 million, and are anticipated to be mostly cash expenditures.
During 2014, in conjunction with these initiatives, we recognized $19.1 million,of restructuring and related charges which included $17.8 million of restructuring charges of which $0.2 million related to inventory disposals and recorded in cost of goods sold. Restructuring-related charges of $1.2 million were recorded in cost of goods sold and $0.1 million in operating expense during 2014.
The restructuring accrual is recorded in other current liabilities in our consolidated balance sheet and the amount attributable to each segment is as follows:

(in thousands)	June 30, 2013	Expense	Asset Write-Down	Translation	Cash Expenditures	June 30, 2014
Industrial
Severance	$—	$9,536	$—	$11	$(3,732)	$5,815
Facilities	—	2,829	(2,395)	14	(4)	444
Other	—	136	—	13	(82)	67
Total Industrial	$—	$12,501	$(2,395)	$38	$(3,818)	$6,326

Infrastructure
Severance	$—	$4,034	$—	$4	$(1,580)	$2,458
Facilities	—	1,197	(1,013)	8	(2)	190
Other	—	57	—	6	(35)	28
Total Infrastructure	$—	5,288	(1,013)	18	(1,617)	2,676
Total	$—	$17,789	$(3,408)	$56	$(5,435)	$9,002

NOTE 15 — FINANCIAL INSTRUMENTS
The methods used to estimate the fair value of our financial instruments are as follows:
Cash and Equivalents, Current Maturities of Long-Term Debt and Notes Payable to Banks The carrying amounts approximate their fair value because of the short maturity of the instruments.
Long-Term Debt Fixed rate debt had a fair market value of $705.3 million and $680.1 million at June 30, 2014 and 2013, respectively. The fair value is determined based on the quoted market price of this debt as of June 30 and were classified in Level 2 of the fair value hierarchy.
Foreign Exchange Contracts The notional amount of outstanding foreign exchange contracts, translated at current exchange rates, was $91.1 million and $102.2 million at June 30, 2014 and 2013, respectively. We would have received $0.2 million and $0.2 million at June 30, 2014 and 2013, respectively, to settle these contracts representing the fair value of these agreements. The carrying value equaled the fair value for these contracts at June 30, 2014 and 2013. Fair value was estimated based on quoted market prices of comparable instruments.
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
We are exposed to counterparty credit risk for nonperformance of derivatives and, in the unlikely event of nonperformance, to market risk for changes in interest and currency exchange rates, as well as settlement risk. We manage exposure to counterparty credit risk through credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. We do not anticipate nonperformance by any of the counterparties. As of June 30, 2014 and 2013, we had no significant concentrations of credit risk.

NOTE 16 — STOCK-BASED COMPENSATION
Stock Options
The assumptions used in our Black-Scholes valuation related to grants made during 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Risk-free interest rate	1.3%	0.6%	1.1%
Expected life (years) (2)	4.5	4.5	4.5
Expected volatility (3)	40.3%	49.5%	47.6%
Expected dividend yield	1.7%	1.5%	1.5%
(2) Expected life is derived from historical experience.
(3) Expected volatility is based on the implied historical volatility of our stock.

Changes in our stock options for 2014 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2013	2,729,068	$30.40
Granted	346,127	45.22
Exercised	(769,672)	26.16
Lapsed and forfeited	(40,699)	39.47
Options outstanding, June 30, 2014	2,264,824	$33.95	5.7	$27,927
Options vested and expected to vest, June 30, 2014	2,236,967	$33.85	5.6	$27,807
Options exercisable, June 30, 2014	1,475,761	$31.00	4.4	$22,549
During 2014, 2013 and 2012, compensation expense related to stock options was $4.3 million, $6.2 million, and $5.5 million, respectively. As of June 30, 2014, the total unrecognized compensation cost related to options outstanding was $2.9 million and is expected to be recognized over a weighted average period of 2.5 years.

Weighted average fair value of options granted during 2014, 2013 and 2012 was $13.76, $13.53 and $13.87, respectively. Fair value of options vested during 2014, 2013 and 2012 was $5.1 million, $5.2 million and $4.7 million, respectively.
Tax benefits, relating to excess stock-based compensation deductions, are presented in the statement of cash flow as financing cash inflows. Tax benefits resulting from stock-based compensation deductions exceeded amounts reported for financial reporting purposes by $6.0 million, $4.2 million and $4.1 million in 2014, 2013 and 2012, respectively.
The amount of cash received from the exercise of capital stock options during 2014, 2013 and 2012 was $20.6 million, $12.5 million and $19.4 million, respectively. The related tax benefit for 2014, 2013 and 2012 was $4.6 million, $2.8 million and $4.4 million, respectively. The total intrinsic value of options exercised during 2014, 2013 and 2012 was $14.8 million, $8.3 million and $14.2 million, respectively.
Under the provisions of the A/R 2010 Plan, participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during 2014, 2013 and 2012 were $0.5 million, $0.1 million and $0.4 million, respectively.

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
Changes in our time vesting and performance vesting restricted stock units for 2014 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested performance vesting and time vesting restricted stock units, June 30, 2013	367,612	$32.08	815,210	$34.53
Granted	82,449	45.24	312,862	45.17
Vested	(156,798)	26.89	(318,868)	33.01
Performance metric not achieved	(95,907)	45.24	—	—
Forfeited	—	—	(65,878)	39.77
Unvested performance vesting and time vesting restricted stock units, June 30, 2014	197,356	$40.92	743,326	$39.20
During 2014, 2013 and 2012, compensation expense related to time vesting and performance vesting restricted stock units was $13.1 million, $15.2 million, $14.9 million, respectively. As of June 30, 2014, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $14.3 million and is expected to be recognized over a weighted average period of 2.3 years.

NOTE 17— ENVIRONMENTAL MATTERS
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
Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At June 30, 2014 and 2013, the balance of these reserves was $11.0 million and $5.1 million, respectively. These reserves represent anticipated costs associated with the remediation of these issues. The increase in the reserve in 2014 relates to acquisitions.

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
Lease Commitments We lease a wide variety of facilities and equipment under operating leases, primarily for warehouses, production and office facilities and equipment. Lease expense under these rentals amounted to $31.9 million, $30.8 million and $29.1 million in 2014, 2013 and 2012, respectively. Future minimum lease payments for non-cancelable operating leases are $21.6 million, $14.3 million, $8.6 million, $3.8 million and $2.2 million for the years 2015 through 2019 and $24.0 million thereafter.
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
Related Party Transactions Sales to affiliated companies were immaterial in 2014, 2013 and 2012. We do not have any other related party transactions that affect our operations, results of operations, cash flow or financial condition.

NOTE 19 — SEGMENT DATA
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
Sales to a single customer did not aggregate 4 percent or more of total sales in 2014, 2013 and 2012. Export sales from U.S. operations to unaffiliated customers were $82.2 million, $102.1 million, and $102.1 million in 2014, 2013 and 2012, respectively.
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
INDUSTRIAL The Industrial segment generally serves customers that operate in industrial end markets such as transportation, general engineering, aerospace and defense. The customers in these end markets manufacture engines, airframes, automobiles, trucks, ships and various types of industrial equipment. The technology and customization requirements for customers we serve vary by customer, application and industry. The value we deliver to our Industrial segment customers centers on our application expertise and our diverse offering of products and services.

INFRASTRUCTURE The Infrastructure segment generally serves customers that operate in the earthworks and energy sectors who support primary industries such as oil and gas, power generation, underground, surface and hard-rock mining, highway construction and road maintenance. Generally, we rely on customer intimacy to serve this segment. By gaining an in-depth understanding of our customers’ engineering and development needs, we are able to offer complete system solutions and high-performance capabilities to optimize and add value to their operations.
We restated the segment financial information for the years ended June 30, 2013 and 2012, respectively, to reflect the change in reportable operating segments.
Segment data is summarized as follows:

(in thousands)	2014	2013	2012
Sales:
Industrial	$1,524,075	$1,386,690	$1,560,157
Infrastructure	1,313,115	1,202,683	1,176,089
Total sales	$2,837,190	$2,589,373	$2,736,246

Operating income:
Industrial	$177,040	$192,828	$278,105
Infrastructure	94,940	111,453	146,768
Corporate	(8,548)	(7,887)	(8,464)
Total operating income	$263,432	$296,394	$416,409

Interest expense	$32,451	$27,472	$27,215
Other expense (income), net	2,172	2,313	(775)
Income before income taxes	$228,809	$266,609	$389,969

Depreciation and amortization:
Industrial	$65,820	$60,458	$61,422
Infrastructure	64,339	52,583	42,587
Corporate	63	63	64
Total depreciation and amortization	$130,222	$113,104	$104,073

Equity income:
Industrial	$34	$—	$—
Infrastructure	50	42	7
Total equity income	$84	$42	$7

Total assets:
Industrial	$1,449,688	$1,190,026	$1,256,048
Infrastructure	1,986,724	1,522,470	1,516,033
Corporate	431,674	588,543	262,107
Total assets	$3,868,086	$3,301,039	$3,034,188

Capital expenditures:
Industrial	$71,628	$47,501	$71,587
Infrastructure	45,748	35,334	31,449
Total capital expenditures	$117,376	$82,835	$103,036

Investments in affiliated companies:
Industrial	$—	$234	$251
Infrastructure	495	437	434
Total investments in affiliated companies	$495	$671	$685

Geographic information for sales, based on country of origin, and assets is as follows:

(in thousands)	2014	2013	2012
Sales:
United States	$1,198,541	$1,052,466	$1,170,117
Germany	511,209	454,807	475,076
China	248,212	239,418	214,427
Italy	107,511	94,183	80,520
United Kingdom	105,041	92,614	82,635
India	81,455	83,401	105,136
Canada	78,163	93,257	80,007
Other	507,058	479,227	528,328
Total sales	$2,837,190	$2,589,373	$2,736,246

Total assets:
United States	$1,842,453	$1,228,923	$1,177,705
Germany	538,661	646,983	485,442
China	341,949	311,053	281,386
Switzerland	264,928	207,000	216,661
Italy	178,141	172,764	172,513
Canada	133,481	138,959	134,662
India	94,897	94,914	95,618
United Kingdom	79,657	107,738	104,805
Other	393,919	392,705	365,396
Total assets:	$3,868,086	$3,301,039	$3,034,188

NOTE 20 — SELECTED QUARTERLY FINANCIAL DATA (unaudited)

For the quarter ended (in thousands, except per share data)	September 30	December 31	March 31	June 30
2014
Sales	$619,808	$689,936	$755,242	$772,204
Gross profit	198,237	206,971	238,955	252,840
Net income attributable to Kennametal	37,837	24,209	50,865	45,455
Basic earnings per share attributable to Kennametal (4)
Net income	0.48	0.31	0.65	0.58
Diluted earnings per share attributable to Kennametal (4)
Net income	0.48	0.30	0.64	0.57
2013
Sales	$629,459	$633,144	$655,360	$671,410
Gross profit	208,348	199,447	208,495	228,714
Net income attributable to Kennametal	46,390	42,142	53,916	60,818
Basic earnings per share attributable to Kennametal (4)
Net income	0.58	0.53	0.68	0.77
Diluted earnings per share attributable to Kennametal (4)
Net income	0.57	0.52	0.67	0.76
(4) Earnings per share amounts attributable to Kennametal for each quarter are computed using the weighted average number of shares outstanding during the quarter. Earnings per share amounts attributable to Kennametal for the full year are computed using the weighted average number of shares outstanding during the year. Thus, the sum of the four quarters’ earnings per share attributable to Kennametal does not always equal the full-year earnings per share attributable to Kennametal.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance at June 30, 2014 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)	Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting is included in Item 8 of this Form 10-K and incorporated here by reference.

(c)	Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of Kennametal’s internal control over financial reporting as of June 30, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this annual report on Form 10-K, which is incorporated herein by reference.

(d)	Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The SEC's general guidance permits the exclusion of an assessment of the effectiveness of a registrant's disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-K, the Company completed the acquisition of TMB and Emura on November 4, 2013 and August 1, 2013, respectively. TMB represents 17 percent of the Company's total assets as of June 30, 2014. Emura represents 1 percent of the Company's total assets as of June 30, 2014. Management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of June 30, 2014 excluded an assessment of the internal control over financial reporting of TMB and Emura.

ITEM 9B — OTHER INFORMATION
None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding the executive officers of Kennametal Inc. is as follows: Name, Age, Position, and Experience During the Past Five Years (1).
Carlos M. Cardoso, 56
Chairman of the Board, President and Chief Executive Officer
Chairman of the Board of Directors since January 2008; President and Chief Executive Officer since January 2006.
Judith L. Bacchus, 52
Vice President and Chief Human Resources Officer
Vice President and Chief Human Resources Officer since June 2011; Vice President, Human Resources Field Services from July 2009 to June 2011.
Robert J. Clemens, 57
Vice President and Chief Technical Officer
Vice President and Chief Technical Officer since March 2013; Formerly, Vice President, Corporate Technology at Eastman Chemical Company (specialty chemical company) from January 2008 to February 2013.
Peter Dragich, 51
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
Martha Fusco, 40
Vice President Finance and Corporate Controller
Vice President Finance and Corporate Controller since December 2009; Controller, Metalworking Americas from January 2009 to December 2009.
Jeswant Gill, 51
Vice President and Executive Vice President, Industrial Business Segment
Vice President and Executive Vice President, Industrial Business Segment since June 2014; Formerly, Vice President, Global Services Industrial Technologies at Ingersoll-Rand Company (provides products and services in global commercial, industrial and residential markets) from January 2011 to May 2014; and President, Ingersoll-Rand Security Technologies, Asia Pacific at Ingersoll-Rand Company from January 2008 to December 2010.
Steven R. Hanna, 60
Vice President and Chief Information Officer
Vice President and Chief Information Officer since October 2008.
John H. Jacko, Jr., 57
Vice President and Chief Marketing Officer
Vice President and Chief Marketing Officer since July 2008.
Brian E. Kelly, 51
Vice President, Tax and Treasury, and Treasurer
Vice President, Tax and Treasury, and Treasurer since August 2012; Vice President Corporate Tax and Assistant Treasurer from October 2007 to August 2012.

James M. Kohosek, 55
Vice President and Executive Vice President, Infrastructure Business Segment
Vice President and Executive Vice President, Infrastructure Business Segment since July 2014; Formerly, Vice President Global Surface Technologies from July 2013 to June 2014; and Vice President, Global Transportation from July 2011 to June 2013 and Vice President, Global General Industrial Segment from July 2010 to June 2011; VP and CFO Advanced Materials from September 2008 to June 2010.

Kevin G. Nowe, 62
Vice President, Secretary and General Counsel
Vice President, Secretary and General Counsel since November 2009; Assistant General Counsel and Assistant Secretary from November 1992 to October 2009.
Frank P. Simpkins, 51
Vice President and Chief Financial Officer
Vice President and Chief Financial Officer since December 2006.
John R. Tucker, 67
Vice President, Special Projects
Vice President, Special Projects since June 2014; Vice President and President Business Groups from December 2010 to June 2014; Vice President and Chief Technical Officer October 2008 to December 2010.

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
Incorporated herein by reference is the information provided under the captions “Proposal I. Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 30, 2014 (2014 Proxy Statement). Also incorporated herein by reference is the information set forth under the caption “Ethics and Corporate Governance-Code of Business Ethics and Conduct” and
“Ethics and Corporate Governance -- Corporate Governance” in the 2014 Proxy Statement.
The Company has a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The members of the Audit Committee are: Timothy R. McLevish (Chair); Cindy L. Davis; Lawrence W. Stranghoener and Steven H. Wunning. Incorporated herein by reference is the information provided under the caption “Board of Directors and Board Committees-Committee Functions-Audit Committee” in the 2014 Proxy Statement.

ITEM 11 — EXECUTIVE COMPENSATION

Incorporated herein by reference is certain information in the “Executive Compensation” section of the 2014 Proxy Statement including, without limitation, the Compensation Discussion and Analysis, Compensation Committee Report, Analysis of Risk Inherent in our Compensation Policies and Practices, the Executive Compensation Tables, and Potential Payments Upon Termination or Change in Control. Also incorporated herein by reference is certain information in “Board of Directors Compensation and Benefits” and “Board of Directors and Board Committees - -Committee Functions-Compensation Committee Interlocks and Insider Participation.”

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from our 2014 Proxy Statement are: (i) the information set forth under the caption “Equity Compensation Plans” (ii) the information set forth under the caption “Ownership of Capital Stock by Directors, Nominees and Executive Officers” with respect to the directors’ and officers’ shareholdings; and (iii) the information set forth under the caption “Principal Holders of Voting Securities” with respect to other beneficial owners.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference is certain information set forth under the captions “Ethics and Corporate Governance—Corporate Governance – Board of Director Review and Approval of Related Person Transactions,” “Executive Compensation,” “Executive Compensation Tables” and “Ethics and Corporate Governance – Corporate Governance – Board Composition and Independence” in the 2014 Proxy Statement.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference is the information with respect to pre-approval policies set forth under the caption “Proposal II.  Ratification of PriceWaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the Fiscal Year ending June 30, 2015 - Audit Committee Pre-Approval Policy” and the information with respect to principal accountant fees and services set forth under “Proposal II.  Ratification of PriceWaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the Fiscal Year ending June 30, 2015 - Fees and Services” in the 2014 Proxy Statement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENNAMETAL INC.
Date: August 13, 2014	By:	/s/ Martha Fusco
Martha Fusco
Vice President Finance and Corporate Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CARLOS M. CARDOSO Carlos M. Cardoso	Chairman, President and Chief Executive Officer	August 13, 2014

/s/ FRANK P. SIMPKINS Frank P. Simpkins	Vice President and Chief Financial Officer	August 13, 2014

/s/ MARTHA FUSCO Martha Fusco	Vice President Finance and Corporate Controller	August 13, 2014

/s/ CINDY L. DAVIS Cindy L. Davis	Director	August 13, 2014

/s/ RONALD M. DEFEO Ronald M. DeFeo	Director	August 13, 2014

/s/ PHILIP A. DUR Philip A. Dur	Director	August 13, 2014

/s/ WILLIAM J. HARVEY William J. Harvey	Director	August 13, 2014

/s/ TIMOTHY R. MCLEVISH Timothy R. McLevish	Director	August 13, 2014

/s/ WILLIAM R. NEWLIN William R. Newlin	Director	August 13, 2014

/s/ LAWRENCE W. STRANGHOENER Lawrence W. Stranghoener	Director	August 13, 2014

/s/ STEVEN H. WUNNING Steven H. Wunning	Director	August 13, 2014

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
FINANCIAL STATEMENT SCHEDULE                                    Page
Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended June 30, 2014, 2013 and 2012     70
3. Exhibits

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Sale and Purchase Agreement relating to Deloro Stellite Holdings 1 Limited dated 2012	Exhibit 2.1 of the Form 10-Q filed February 8, 2012 (File No. 001-05318) is incorporated herein by reference.
2.2	Warranty Agreement relating to Deloro Stellite Holdings 1 Limited dated January 13, 2012	Exhibit 2.2 of the Form 10-Q filed February 8, 2012 (File No. 001-05318) is incorporated herein by reference.
2.3	Tax Deed Covenant relating to Deloro Stellite Holdings 1 Limited dated March 1, 2012	Exhibit 2.1 of the Form 10-Q filed May 9, 2012 (File No. 001-05318) is incorporated herein by reference.
2.4	Purchase Agreement relating to the Tungsten Materials Business of Allegheny Technologies Incorporated dated as of September 13, 2013	Exhibit 2.1 of the Form 10-Q filed November 7, 2013 (File No. 001-05318) is incorporated herein by reference.

3	Articles of Incorporation and Bylaws
3.1	Amended and Restated Articles of Incorporation as amended through October 30, 2006	Exhibit 3.1 of the December 31, 2006 Form 10-Q filed February 9, 2007 (File No. 001-05318) is incorporated herein by reference.
3.2	Bylaws of Kennametal Inc. as amended through January 24, 2012	Exhibit 3.3 of the Form 8-K filed January 26, 2012 (File No. 001-05318) is incorporated herein by reference.

4	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Indenture, dated as of June 19, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee	Exhibit 4.1 of the Form 8-K filed June 20, 2002 (File No. 001-05318) is incorporated herein by reference.
4.2	First Supplemental Indenture, dated as of June 19, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee	Exhibit 4.2 of the Form 8-K filed June 20, 2002 (File No. 001-05318) is incorporated herein by reference.
4.3	Indenture dated February 14, 2012 between Kennametal Inc. and U.S. Bank National Association	Exhibit 4.1 of the Form 8-K filed February 14, 2012 (File No. 001-05318) is incorporated herein by reference.
4.4	First Supplemental Indenture dated February 14, 2012 between Kennametal Inc. and U.S. Bank National Association (including Form of 3.875% Note due 2022)	Exhibit 4.2 of the Form 8-K filed February 14, 2012 (File No. 001-05318) is incorporated herein by reference.
4.5	Second Supplemental Indenture dated November 7, 2012 between Kennametal Inc. and U.S. Bank National Association (including Form of 2.65% Note due 2019)	Exhibit 4.4 of the Form 8-K filed November 7, 2012 (File No. 001-05318) is incorporated herein by reference.

10	Material Contracts
10.1*	Kennametal Inc. Management Performance Bonus Plan	Appendix A to the 2011 Proxy Statement filed September 12, 2011 (File No. 001-05318) is incorporated herein by reference.
10.2*	Deferred Fee Plan for Outside Directors, as amended and restated effective December 30, 2008	Exhibit 10.1 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.3*	Executive Deferred Compensation Trust Agreement	Exhibit 10.5 of the June 30, 1988 Form 10-K (File No. 001-05318) is incorporated herein by reference.

10.4*	Directors Stock Incentive Plan, as amended and restated effective December 30, 2008	Exhibit 10.2 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.5*	Performance Bonus Stock Plan of 1995, as amended and restated effective December 30, 2008	Exhibit 10.3 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.6*	Stock Option and Incentive Plan of 1996	Exhibit 10.14 of the September 30, 1996 Form 10-Q filed November 13, 1996 (File No. 001-05318) is incorporated herein by reference.
10.7*	Kennametal Inc. 1999 Stock Plan	Exhibit 10.5 of the Form 8-K filed June 11, 1999 (File No. 001-05318) is incorporated herein by reference.
10.8*	Kennametal Inc. Stock Option and Incentive Plan of 1999	Exhibit A of the 1999 Proxy Statement filed September 20, 1999 (File No. 001-05318) is incorporated herein by reference.
10.9*	Kennametal Inc. Stock and Incentive Plan of 2002 (as amended on October 21, 2008)	Appendix A to the 2008 Proxy Statement filed September 8, 2008 (File No. 001-05318) is incorporated herein by reference.
10.10*	Forms of Award Agreements under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended	Exhibit 10.18 of the June 30, 2004 Form 10-K filed September 10, 2004 (File No. 001-05318) is incorporated herein by reference.
10.11*	Form of Kennametal Inc. Restriced Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended)	Exhibit 10.1 of the September 30, 2009 Form 10-Q filed November 5, 2009 (File No. 001-05318) is incorporated herein by reference.
10.12*	Form of Kennametal Inc. Performance Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended)	Exhibit 10.1 of Form 10-Q filed November 5, 2010 (File No. 001-05318) is incorporated herein by reference.
10.13*	Form of Employment Agreement with Carlos M Cardoso	Exhibit 10.9 of the June 30, 2000 Form 10-K filed September 22, 2000 (File No. 001-05318) is incorporated herein by reference.
10.14*	Letter Agreement amending Employment Agreement with Carlos M. Cardoso	Exhibit 10.2 of the Form 8-K filed December 9, 2005 (File No. 001-05318) is incorporated herein by reference.
10.15*	Amendment No. 3 to Employment Agreement with Carlos M. Cardoso	Exhibit 10.5 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.16*	Form of Amended and Restated Employment Agreement with Named Executive Officers (other than Mr. Cardoso)	Exhibit 10.1 of the December 31, 2006 Form 10-Q filed February 9, 2007 (File No. 001-05318) is incorporated herein by reference.
10.17*	Form of Amendment to Amended and Restated Employment Agreement with Named Executive Officers (other than Mr. Cardoso)	Exhibit 10.6 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.18*	Schedule of Named Executive Officers who have entered into the Form of Amended and Restated Employment Agreement and Form of Amendment as set forth in Exhibits 10.16 and 10.17	Exhibit 10.19 of the Form 10-K filed August 13, 2013 (File No. 001-05318) is incorporated herein by reference.
10.19*	Form of Indemnification Agreement for Named Executive Officers	Exhibit 10.2 of the Form 8-K filed March 22, 2005 (File No. 001-05318) is incorporated herin by reference.
10.20*	Schedule of Named Executive Officers who have entered into the Form of Indemnification Agreement as set forth in Exhibit 10.20	Exhibit 10.21 of the Form 10-K filed August 13, 2013 (File No. 001-05318) is incorporated herin by reference.
10.21*	Kennametal Inc. Executive Retirement Plan (for Designated Others) (as amended effective December 30, 2008)	Exhibit 10.8 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.22*	Kennametal Inc. Supplemental Executive Retirement Plan (as amended effective December 30, 2008)	Exhibit 10.9 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.23*	Description of Compensation Payable to Non-Employee Directors	Exhibit 10.24 of the Form 10-K filed August 13, 2013 (File No. 001-05318) is incorporated herin by reference.

10.24
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
10.25
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
10.26
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
Exhibit 10.1 of Form 8-K filed April 11, 2013 (File No. 001-05318) is incorporated herein by reference.
10.27	Form of Third Amended and Restated Guarantee (in connection with the Third Amended and Restated Credit Agreement)	Exhibit 10.26 of Form 10-K filed August 12, 2010 (File No. 001-05318) is incorporated herein by reference.
10.28*	Stock and Incentive Plan of 2010	Exhibit A of the 2010 Proxy Statement filed September 13, 2010 (File No. 001-05318) is incorporated herein by reference.
10.29*	Form of Kennametal Inc. Performance Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.2 of Form 10-Q filed February 8, 2011 (File No. 001-05318) is incorporated herein by reference.
10.30*	Form of Kennametal Inc. Restricted Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.3 of Form 10-Q filed February 8, 2011 (File No. 001-05318) is incorporated herein by reference.
10.31*	Form of Kennametal Inc. Restricted Unit Award for Non-Employee Directors (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.4 of Form 10-Q filed February 8, 2011 (File No. 001-05318) is incorporated herein by reference.
10.32*	Form of Kennametal Inc. Nonstatutory Stock Option Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.5 of Form 10-Q filed February 8, 2011 (File No. 001-05318) is incorporated herein by reference.
10.33*	Form of Kennametal Inc. Nonstatutory Stock Option Award for Non-Employee Directors (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.6 of Form 10-Q filed February 8, 2011 (File No. 001-05318) is incorporated herein by reference
10.34*	Form of Performance Unit Award (granted under Kennametal Inc. Stock and Incentive Plan 2010)	Exhibit 10.2 of Form 10-Q filed November 8, 2011 (File No. 001-05318) is incorporated herein by reference
10.35*	Form of Officer's Employment Agreement	Exhibit 10.1 of Form 8-K filed May 13, 2011 (File No. 001-05318) is incorporated herein by reference.
10.36*	Schedule of Executive Officers who have entered into the Form of Officer's Employment Agreement as set forth in Exhibit 10.35.	Filed herewith.

10.37*	Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013)	Appendix A of the 2013 Proxy Statement filed September 17, 2013 (File No. 001-05318) is incorporated herein by reference.
10.38*	Form of Kennametal Inc. Performance Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Filed herewith.
10.39*	Form of Kennametal Inc. Restricted Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Filed herewith.
10.40*	Form of Kennametal Inc. Restricted Unit Award for Non-Employee Directors (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Filed herewith.
10.41*	Form of Kennametal Inc. Nonstatutory Stock Option Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Filed herewith.
10.42*	Form of Kennametal Inc. Nonstatutory Stock Option Award for Non-Employee Directors (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Filed herewith.
10.43*	Form of Kennametal Inc. Cash Settled Share-Based Award for China-based Employees (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Filed herewith.
10.44*	Form of Kennametal Inc. Stock Appreciation Right Award for China-based Employees (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Filed herewith.
10.45*	Form of Kennametal Inc. Restricted Unit Award - Alternate Form (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Filed herewith.
10.46*	Form of Kennametal Inc. Nonstatutory Stock Option Award - Alternate Form (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Filed herewith.

21	Subsidiaries of the Registrant	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31	Certifications
31.1	Certification executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.
31.2	Certification executed by Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

32	Section 1350 Certifications
32.1
Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Carlos M. Cardoso, Chairman, President and Chief Executive Officer of Kennametal Inc., and Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.
Filed herewith.

*Denotes management contract or compensatory plan or arrangement.

101	XBRL
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands) For the year ended June 30	Balance at Beginning of Year	Charges to Costs and Expenses	Charged to Other Comprehensive (Loss) Income	Recoveries	Other Adjustments		Deductions from Reserves		Balance at End of Year
2014
Allowance for doubtful accounts	$11,949	$2,880	$—	$207	$111	(1)	$(1,120)	(2)	$14,027
Reserve for excess and obsolete inventory	52,739	9,252	—	—	1,317	(1)	(10,571)	(3)	52,737
Deferred tax asset valuation allowance	15,569	3,001	24	—	505	(1)	(1,239)	(4)	17,860
2013
Allowance for doubtful accounts	$12,530	$1,532	$—	$193	$55	(1)	$(2,361)	(2)	$11,949
Reserve for excess and obsolete inventory	55,042	6,688	—	—	508	(1)	(9,499)	(3)	52,739
Deferred tax asset valuation allowance	19,502	(148)	—	—	(2,288)	(6)	(1,497)	(4)	15,569
2012
Allowance for doubtful accounts	$20,958	$(3,467)	$—	$306	$(1,260)	(1)	$(4,007)	(2)	$12,530
Reserve for excess and obsolete inventory	55,283	8,115	—	—	(4,130)	(1)	(4,226)	(3)	55,042
Deferred tax asset valuation allowance	25,662	(6,970)	—	—	810	(5)	—		19,502

(1)Represents primarily currency translation adjustment.
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