Form 10-Q
period 2014-09-30
KENNAMETAL INC
filed 2014-11-06
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at October 31, 2014
Capital Stock, par value $1.25 per share	79,106,032

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not relate strictly to historical or current facts. You can identify forward-looking statements by the fact they use words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression in connection with any discussion of future operating or financial performance or events. We have also included forward looking statements in this Quarterly Report on Form 10-Q concerning, among other things, our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position and product development. These statements are based on current estimates that involve inherent risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, our actual results could vary materially from our current expectations. There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements. They include: economic recession; availability and cost of the raw materials we use to manufacture our products; our foreign operations and international markets, such as currency exchange rates, different regulatory environments, trade barriers, exchange controls and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; our ability to protect and defend our intellectual property; competition; our ability to retain our management and employees; demands on management resources; potential claims relating to our products; integrating acquisitions and achieving the expected savings and synergies; business divestitures; global or regional catastrophic events; energy costs; commodity prices; labor relations; demand for and market acceptance of new and existing products; and implementation of environmental remediation matters. We provide additional information about many of the specific risks we face in the “Risk Factors” Section of our Annual Report on Form 10-K. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2014	2013
Sales	$694,941	$619,808
Cost of goods sold	476,842	421,571
Gross profit	218,099	198,237
Operating expense	148,488	134,264
Restructuring charges (Note 8)	1,563	—
Amortization of intangibles	7,027	5,143
Operating income	61,021	58,830
Interest expense	8,210	7,081
Other (income) expense, net	(1,813)	611
Income before income taxes	54,624	51,138
Provision for income taxes	14,497	12,580
Net income	40,127	38,558
Less: Net income attributable to noncontrolling interests	639	721
Net income attributable to Kennametal	$39,488	$37,837
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREOWNERS
Basic earnings per share	$0.50	$0.48
Diluted earnings per share	$0.49	$0.48
Dividends per share	$0.18	$0.18
Basic weighted average shares outstanding	79,114	78,439
Diluted weighted average shares outstanding	79,933	79,470
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2014	2013
Net income	$40,127	$38,558
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges, net of income tax expense (benefit) of $0.9 million and ($0.4) million, respectively	1,507	(570)
Reclassification of unrealized loss on expired derivatives designated and qualified as cash flow hedges, net of income tax benefit of $0.2 million and $0.3 million, respectively	364	409
Unrecognized net pension and other postretirement benefit gain (loss), net of income tax expense (benefit) of $1.3 million and ($0.7) million, respectively	3,641	(1,966)
Reclassification of net pension and other postretirement benefit loss, net of income tax benefit of $0.4 million and $0.2 million, respectively	754	484
Foreign currency translation adjustments, net of income tax (benefit) expense of ($3.3) million and $1.4 million, respectively	(51,513)	27,910
Total comprehensive (loss) income	(5,120)	64,825
Comprehensive (loss) income attributable to noncontrolling interests	(853)	535
Comprehensive (loss) income attributable to Kennametal Shareowners	$(4,267)	$64,290
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	September 30, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$156,194	$177,929
Accounts receivable, less allowance for doubtful accounts of $13,737 and $14,027	488,423	531,515
Inventories (Note 11)	709,925	703,766
Deferred income taxes	46,428	47,897
Other current assets	63,383	64,089
Total current assets	1,464,353	1,525,196
Property, plant and equipment:
Land and buildings	425,005	437,783
Machinery and equipment	1,610,775	1,638,215
Less accumulated depreciation	(1,177,097)	(1,191,540)
Property, plant and equipment, net	858,683	884,458
Other assets:
Investments in affiliated companies	434	495
Goodwill (Note 18)	957,139	975,576
Other intangible assets, less accumulated amortization of $142,712 and $139,245 (Note 18)	331,425	343,176
Deferred income taxes	37,029	41,006
Other	102,750	98,179
Total other assets	1,428,777	1,458,432
Total assets	$3,751,813	$3,868,086
LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases (Note 12)	$6,836	$7,662
Notes payable to banks	100,422	72,455
Accounts payable	188,999	206,891
Accrued income taxes	20,292	16,953
Accrued expenses	82,457	99,892
Other current liabilities	139,365	158,903
Total current liabilities	538,371	562,756
Long-term debt and capital leases, less current maturities (Note 12)	908,605	981,666
Deferred income taxes	119,165	118,092
Accrued pension and postretirement benefits	170,060	180,784
Accrued income taxes	20,316	21,384
Other liabilities	41,042	41,796
Total liabilities	1,797,559	1,906,478
Commitments and contingencies
EQUITY (Note 16)
Kennametal Shareowners’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 79,081 and 78,672 shares issued	98,852	98,340
Additional paid-in capital	407,356	395,890
Retained earnings	1,526,433	1,501,157
Accumulated other comprehensive loss	(109,886)	(66,131)
Total Kennametal Shareowners’ Equity	1,922,755	1,929,256
Noncontrolling interests	31,499	32,352
Total equity	1,954,254	1,961,608
Total liabilities and equity	$3,751,813	$3,868,086
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2014	2013
OPERATING ACTIVITIES
Net income	$40,127	$38,558
Adjustments for non-cash items:
Depreciation	27,345	22,251
Amortization	7,027	5,143
Stock-based compensation expense	9,909	8,826
Restructuring charges	117	—
Deferred income tax provision	1,296	1,120
Other	5,656	56
Changes in certain assets and liabilities:
Accounts receivable	26,189	26,047
Inventories	(30,007)	(28,556)
Accounts payable and accrued liabilities	(37,249)	(23,749)
Accrued income taxes	927	596
Other	(8,785)	(5,867)
Net cash flow provided by operating activities	42,552	44,425
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(30,802)	(24,974)
Disposals of property, plant and equipment	619	148
Business acquisitions, net of cash acquired	—	(17,547)
Other	141	224
Net cash flow used for investing activities	(30,042)	(42,149)
FINANCING ACTIVITIES
Net increase (decrease) in notes payable	28,427	(38,084)
Net increase (decrease) in short-term revolving and other lines of credit	6,700	(3,600)
Term debt borrowings	21,988	4,694
Term debt repayments	(88,555)	(5,000)
Purchase of capital stock	(79)	(4,327)
Dividend reinvestment and the effect of employee benefit and stock plans	6,380	12,535
Cash dividends paid to Shareowners	(14,212)	(14,067)
Other	(841)	(477)
Net cash flow used for financing activities	(40,192)	(48,326)
Effect of exchange rate changes on cash and cash equivalents	5,947	2,039
CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(21,735)	(44,011)
Cash and cash equivalents, beginning of period	177,929	377,316
Cash and cash equivalents, end of period	$156,194	$333,305
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION
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

2.BASIS OF PRESENTATION
The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with our 2014 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2014 was derived from the audited balance sheet included in our 2014 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal adjustments. The results for the three months ended September 30, 2014 and 2013 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2015 is to the fiscal year ending June 30, 2015. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

3.NEW ACCOUNTING STANDARDS
Adopted
In July 2013, the Financial Accounting Standards Board (FASB) issued new guidance on the presentation in the financial statements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance takes into account these losses and carryforwards as well as the intended or likelihood of use of the unrecognized tax benefit in determining the balance sheet classification as an asset or liability. This guidance was effective for Kennametal beginning July 1, 2014 and did not have a material impact.

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
(in thousands)	2014	2013
Cash paid during the period for:
Interest	$9,002	$7,020
Income taxes	10,791	7,260
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	6,470	8,600

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	ACQUISITION

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

Solely as a result of uncertainty related to potential adjustments to the purchase consideration with the seller, which adjustments, if any, are not expected to be material, the preliminary purchase price allocation is not finalized as of September 30, 2014.

The accompanying condensed consolidated statement of income, for the three months ended September 30, 2014, includes net sales of $64.3 million and net income of $5.7 million related to TMB.
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

Unaudited pro forma summary of operating results of Kennametal, assuming the acquisition had occurred as of July 1, 2012, are as follows:

Three months ended September 30 (in thousands)	2013
Pro forma (unaudited):
Net Sales	$713,187
Net income attributable to Kennametal	$38,110
Per share data attributable to Kennametal:
Basic earnings per share	$0.47
Diluted earnings per share	$0.47

6.FAIR VALUE MEASUREMENTS
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2014, the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$6,434	$—	$6,434
Total assets at fair value	$—	$6,434	$—	$6,434

Liabilities:
Derivatives (1)	$—	$101	$—	$101
Contingent consideration	—	—	14,000	14,000
Total liabilities at fair value	$—	$101	$14,000	$14,101

As of June 30, 2014, the fair value of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$253	$—	$253
Total assets at fair value	$—	$253	$—	$253

Liabilities:
Derivatives (1)	$—	$1,053	$—	$1,053
Contingent consideration	—	—	14,000	14,000
Total liabilities at fair value	$—	$1,053	$14,000	$15,053
 (1) Currency derivatives are valued based on observable market spot and forward rates and are classified within Level 2 of the fair value hierarchy.

The fair value of contingent consideration payable that was classified as Level 3 relates to our probability assessments of expected future milestone targets, primarily associated with product delivery, related to the Emura acquisition. The contingent consideration is to be paid over the next 2 years. During the current quarter the Company reassessed this contingent consideration and determined that no adjustment to the fair value was deemed necessary and that no changes in the expected outcome have occurred during the quarter ended September 30, 2014.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheet are as follows:

(in thousands)	September 30, 2014	June 30, 2014
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$2,631	$184
Other current liabilities - range forward contracts	—	(6)
Other assets - range forward contracts	—	42
Total derivatives designated as hedging instruments	2,631	220
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	3,803	27
Other current liabilities - currency forward contracts	(101)	(1,047)
Total derivatives not designated as hedging instruments	3,702	(1,020)
Total derivatives	$6,333	$(800)

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

	Three Months Ended September 30,
(in thousands)	2014	2013
Other (income) expense, net - currency forward contracts	$(4,896)	$42

FAIR VALUE HEDGES

Fixed-to-floating interest rate swap contracts, designated as fair value hedges, are entered into from time to time to hedge our exposure to fair value fluctuations on a portion of our fixed rate debt. We had no such contracts outstanding at September 30, 2014 or June 30, 2014.
CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive loss and are recognized as a component of other expense (income), net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at September 30, 2014 and June 30, 2014, was $65.5 million and $91.1 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at September 30, 2014, we expect to recognize into earnings in the next 12 months $1.4 million of income on outstanding derivatives.
In February 2012, we settled forward starting interest rate swap contracts to convert $150.0 million of our floating rate debt to fixed rate debt. Upon settlement, we made a cash payment of $22.4 million. The loss is being amortized as a component of interest expense over the term of the related debt using the effective interest rate method. During both the three months ended September 30, 2014 and 2013, $0.5 million was recognized as interest expense.
The following represents gains and losses related to cash flow hedges:

	Three Months Ended September 30,
(in thousands)	2014	2013
Gains (losses) recognized in other comprehensive income, net	$1,507	$(570)
Losses reclassified from accumulated other comprehensive loss into other expense (income), net	$350	$390

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the three months ended September 30, 2014 and 2013.

8.	RESTRUCTURING AND RELATED CHARGES
We are implementing restructuring actions to achieve synergies across Kennametal as a result of the TMB acquisition by consolidating operations among both organizations, reducing administrative overhead and leveraging the supply chain. These restructuring actions are expected to be completed by the end of fiscal 2016 and are anticipated to be mostly cash expenditures.
During the three months ended September 30, 2014, we recognized restructuring and related charges of $7.4 million, of this amount, restructuring charges totaled $1.9 million, of which $0.3 million were charges related to inventory disposals and were recorded in cost of goods sold. Restructuring-related charges of $3.4 million were recorded in cost of goods sold and $2.1 million in operating expense for the three months ended September 30, 2014.
The total pre-tax charges for these programs are expected to be in the range of $55 million to $60 million, which is expected to be approximately 50 percent Industrial and 50 percent Infrastructure. Total restructuring and related charges since inception of $26.5 million have been recorded through September 30, 2014: $18.6 million in Industrial and $7.9 million in Infrastructure.
The restructuring accrual is recorded in other current liabilities in our condensed consolidated balance sheet and the amount attributable to each segment is as follows:

(in thousands)	June 30, 2014	Expense	Asset Write-Down	Translation	Cash Expenditures	September 30, 2014
Industrial
Severance	$5,815	$1,256	$—	$(295)	$(2,721)	$4,055
Facilities	444	85	(85)	(21)	(29)	394
Other	67	14	—	(2)	(46)	33
Total Industrial	$6,326	$1,355	$(85)	$(318)	$(2,796)	$4,482

Infrastructure
Severance	$2,458	$479	$—	$(113)	$(1,039)	$1,785
Facilities	190	32	(32)	(8)	(11)	171
Other	28	6	—	(1)	(18)	15
Total Infrastructure	$2,676	$517	$(32)	$(122)	$(1,068)	$1,971
Total	$9,002	$1,872	$(117)	$(440)	$(3,864)	$6,453

9.	STOCK-BASED COMPENSATION
Stock Options
The assumptions used in our Black-Scholes valuation related to grants made during the three months ended September 30, 2014 and 2013 were as follows:

	2014	2013
Risk-free interest rate	1.5%	1.3%
Expected life (years) (2)	4.5	4.5
Expected volatility (3)	32.7%	40.4%
Expected dividend yield	1.6%	1.5%
(2) Expected life is derived from historical experience.
(3) Expected volatility is based on the implied historical volatility of our stock.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in our stock options for the three months ended September 30, 2014 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2014	2,264,824	$33.95
Granted	348,040	42.14
Exercised	(166,154)	26.88
Lapsed and forfeited	(9,299)	40.84
Options outstanding, September 30, 2014	2,437,411	$35.57	6.0	$15,553
Options vested and expected to vest, September 30, 2014	2,386,858	$35.43	5.9	$15,519
Options exercisable, September 30, 2014	1,653,625	$32.65	4.5	$14,714
During the three months ended September 30, 2014 and 2013, compensation expense related to stock options was $2.3 million and $3.0 million, respectively. As of September 30, 2014, the total unrecognized compensation cost related to options outstanding was $4.1 million and is expected to be recognized over a weighted average period of 2.8 years.
Weighted average fair value of options granted during the three months ended September 30, 2014 and 2013 was $10.56 and $13.79, respectively. Fair value of options vested during the three months ended September 30, 2014 and 2013 was $4.3 million and $4.5 million, respectively.
Tax benefits relating to excess stock-based compensation deductions are presented in the condensed consolidated statements of cash flow as financing cash inflows. Tax benefits resulting from stock-based compensation deductions exceeded amounts reported for financial reporting purposes by $1.3 million and $3.4 million for the three months ended September 30, 2014 and 2013, respectively.
The amount of cash received from the exercise of capital stock options during the three months ended September 30, 2014 and 2013 was $4.5 million and $8.7 million, respectively. The related tax benefit for the three months ended September 30, 2014 and 2013 was $1.1 million and $1.8 million, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2014 and 2013 was $2.9 million and $6.3 million, respectively.
Under the provisions of the Kennametal Inc. Stock and Incentive Plan of 2010 as amended and restated on October 22, 2013, plan participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during both the three months ended September 30, 2014 and 2013 was immaterial.

Restricted Stock Units – Time Vesting and Performance Vesting
Performance vesting restricted stock units are earned pro rata each year if certain performance goals are met over a three-year period and are also subject to a service condition that requires the individual to be employed by the Company at the payment date after the three-year performance period, with the exception of retirement eligible grantees, who upon retirement are entitled to receive payment for any units that have been earned, including a prorated portion in the partially completed fiscal year in which the retirement occurs. Time vesting stock units are valued at the market value of the stock on the grant date. Performance vesting stock units with a market condition are valued using a Monte Carlo model.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in our time vesting and performance vesting restricted stock units for the three months ended September 30, 2014 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested performance vesting and time vesting restricted stock units, June 30, 2014	197,356	$40.92	743,326	$39.20
Granted	88,536	42.13	402,120	42.80
Vested	(28,022)	38.95	(296,245)	36.13
Performance metric not achieved	(65,373)	42.13	—	—
Forfeited	—	—	(19,878)	41.72
Unvested performance vesting and time vesting restricted stock units, September 30, 2014	192,497	$42.51	829,323	$41.99
During the three months ended September 30, 2014 and 2013, compensation expense related to time vesting and performance vesting restricted stock units was $7.6 million and $5.7 million, respectively. As of September 30, 2014, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $26.5 million and is expected to be recognized over a weighted average period of 2.8 years.

10.	BENEFIT PLANS
We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to some U.S. employees.
The table below summarizes the components of net periodic pension income:

	Three Months Ended September 30,
(in thousands)	2014	2013
Service cost	$1,415	$1,716
Interest cost	9,936	10,176
Expected return on plan assets	(15,047)	(14,796)
Amortization of transition obligation	21	18
Amortization of prior service credit	(70)	(59)
Recognition of actuarial losses	1,001	662
Net periodic pension income	$(2,744)	$(2,283)
The table below summarizes the components of the net periodic other postretirement benefit cost:

	Three Months Ended September 30,
(in thousands)	2014	2013
Service cost	$27	$14
Interest cost	259	251
Amortization of prior service cost	(28)	(28)
Recognition of actuarial loss	207	79
Net periodic other postretirement benefit cost	$465	$316

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 47 percent and 43 percent of total inventories at September 30, 2014 and June 30, 2014, respectively. Because inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

Inventories consisted of the following:

(in thousands)	September 30, 2014	June 30, 2014
Finished goods	$374,234	$371,599
Work in process and powder blends	304,845	308,129
Raw materials	128,923	126,004
Inventories at current cost	808,002	805,732
Less: LIFO valuation	(98,077)	(101,966)
Total inventories	$709,925	$703,766

12.	LONG-TERM DEBT
Our $600 million five-year, multi-currency, revolving credit facility (2011 Credit Agreement) requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of September 30, 2014. We had $213.5 million and $287.1 million of borrowings outstanding under the 2011 Credit Agreement as of September 30, 2014 and June 30, 2014, respectively. Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries. The 2011 Credit Agreement matures in April 2018.
Fixed rate debt had a fair market value of $703.3 million and $705.3 million at September 30, 2014 and June 30, 2014, respectively. The Level 2 fair value is determined based on the quoted market price of this debt as of September 30, 2014 and June 30, 2014, respectively.

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
Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At September 30, 2014 and June 30, 2014, the balances of these reserves were $10.6 million and $11.0 million. These reserves represent anticipated costs associated with the remediation of these issues.
The reserves we have established for environmental liabilities represent our best current estimate of the costs of addressing all identified environmental situations, based on our review of currently available evidence, and taking into consideration our prior experience in remediation and that of other companies, as well as public information released by the USEPA, other governmental agencies and by the PRP groups in which we are participating. Although the reserves currently appear to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and we can give no assurance that our estimate of any environmental liability will not increase or decrease in the future. The reserved and unreserved liabilities for all environmental concerns could change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs and the involvement of and direction taken by the government on these matters.

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
The effective income tax rate for the three months ended September 30, 2014 and 2013 was 26.5 percent and 24.6 percent, respectively. The increase was primarily driven by losses in certain jurisdictions where a tax benefit cannot be recognized as well as the effect of certain provisions of the Internal Revenue Code that expired after fiscal year 2014, including the credit for increasing research activities and provisions concerning the U.S. taxation of foreign earnings.

15.	EARNINGS PER SHARE
Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that occurs related to the issuance of capital stock under stock option grants and restricted stock units. The difference between basic and diluted earnings per share relates solely to the effect of capital stock options and restricted stock units.
For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options and unvested restricted stock units by 0.8 million shares and 1.0 million shares for the three months ended September 30, 2014 and 2013, respectively. Unexercised capital stock options and restricted stock units of 0.6 million shares and 0.5 million shares for the three months ended September 30, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore the inclusion would have been anti-dilutive.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.	EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareowners’ equity and equity attributable to noncontrolling interests as of September 30, 2014 and 2013 is as follows:

	Kennametal Shareowners’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2014	$98,340	$395,890	$1,501,157	$(66,131)	$32,352	$1,961,608
Net income	—	—	39,488	—	639	40,127
Other comprehensive income	—	—	—	(43,755)	(1,492)	(45,247)
Dividend reinvestment	2	77	—	—	—	79
Capital stock issued under employee benefit and stock plans	512	11,466	—	—	—	11,978
Purchase of capital stock	(2)	(77)	—	—	—	(79)
Cash dividends paid	—	—	(14,212)	—	—	(14,212)
Balance as of September 30, 2014	$98,852	$407,356	$1,526,433	$(109,886)	$31,499	$1,954,254

	Kennametal Shareowners’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2013	$97,303	$374,300	$1,399,227	$(89,004)	$30,467	$1,812,293
Net income	—	—	37,837	—	721	38,558
Other comprehensive loss	—	—	—	26,453	(186)	26,267
Dividend reinvestment	2	77	—	—	—	79
Capital stock issued under employee benefit and stock plans	827	13,564	—	—	—	14,391
Purchase of capital stock	(127)	(4,200)	—	—	—	(4,327)
Cash dividends paid	—	—	(14,067)	—	—	(14,067)
Balance as of September 30, 2013	$98,005	$383,741	$1,422,997	$(62,551)	$31,002	$1,873,194

The amounts of comprehensive income attributable to Kennametal Shareowners and noncontrolling interests are disclosed in the condensed consolidated statements of comprehensive income.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Total accumulated other loss (AOCL) consists of net income and other changes in equity from transactions and other events from sources other than shareowners. It includes postretirement benefit plan adjustments, currency translation adjustments and unrealized gains and losses from derivative instruments designated as cash flow hedges.

The components of, and changes in, AOCL were as follows (net of tax) for the three months ended September 30, 2014 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2014	$(93,742)	$38,811	$(11,200)	$(66,131)
Other comprehensive loss before reclassifications	3,641	(50,021)	1,507	(44,873)
Amounts reclassified from AOCL	754	—	364	1,118
Net current period other comprehensive loss	4,395	(50,021)	1,871	(43,755)
AOCL, September 30, 2014	$(89,347)	$(11,210)	$(9,329)	$(109,886)

Attributable to noncontrolling interests:
Balance, June 30, 2014	$—	$1,087	$—	$1,087
Other comprehensive loss before reclassifications	—	(1,492)	—	(1,492)
Net current period other comprehensive loss	—	(1,492)	—	(1,492)
AOCL, September 30, 2014	$—	$(405)	$—	$(405)

The components of, and changes in, AOCL were as follows (net of tax) for the three months ended September 30, 2013 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2013	$(83,937)	$7,414	$(12,481)	$(89,004)
Other comprehensive loss before reclassifications	(1,966)	28,096	(570)	25,560
Amounts Reclassified from AOCL	484	—	409	893
Net current period other comprehensive loss	(1,482)	28,096	(161)	26,453
AOCL, September 30, 2013	$(85,419)	$35,510	$(12,642)	$(62,551)

Attributable to noncontrolling interests:
Balance, June 30, 2013	$—	$721	$—	$721
Other comprehensive loss before reclassifications	—	(186)	—	(186)
Net current period other comprehensive loss	—	(186)	—	(186)
AOCL, September 30, 2013	$—	$535	$—	$535

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications out of AOCL for the three months ended September 30, 2014 and 2013, respectively consisted of the following:

Details about AOCL components	Three months ended September 30, 2014	Three months ended September 30, 2013	Affected line item in the Income Statement
Gains and losses on cash flow hedges:
Forward starting interest rate swaps	$505	$486	Interest expense
Currency exchange contracts	82	178	Other (income) expense, net
Total before tax	587	664
Tax benefit	223	255	Provision for income taxes
Net of tax	$364	$409

Postretirement benefit plans:
Amortization of transition obligations	$21	$18	See note 10 for further details
Amortization of prior service credit	(98)	(87)	See note 10 for further details
Recognition of actuarial losses	1,208	741	See note 10 for further details
Total before taxes	1,131	672
Tax benefit	377	188	Provision for income taxes
Net of tax	$754	$484

18.	GOODWILL AND OTHER INTANGIBLE ASSETS
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
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Industrial	Infrastructure	Total
Goodwill	$472,337	$654,081	$1,126,418
Accumulated impairment losses	(150,842)	—	(150,842)
Balance as of June 30, 2014	$321,495	$654,081	$975,576
Translation	(7,696)	(10,741)	(18,437)
Change in goodwill	(7,696)	(10,741)	(18,437)
Goodwill	464,641	643,340	1,107,981
Accumulated impairment losses	(150,842)	—	(150,842)
Balance as of September 30, 2014	$313,799	$643,340	$957,139

The Company is currently exploring strategic alternatives for one of its Infrastructure businesses, as well as an Infrastructure technology intangible asset. These have estimated net book values of approximately $39.0 million and $6.0 million, respectively, as of September 30, 2014. As the strategic direction has not yet been determined, the Company cannot determine if an impairment charge is either probable or estimable.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	September 30, 2014		June 30, 2014
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract-based	3 to 15	$23,423	$(11,452)	$23,446	$(10,820)
Technology-based and other	4 to 20	54,283	(28,412)	54,842	(28,516)
Customer-related	10 to 21	281,172	(78,867)	285,751	(76,376)
Unpatented technology	10 to 30	60,677	(12,866)	61,867	(12,549)
Trademarks	5 to 20	18,925	(11,115)	19,256	(10,984)
Trademarks	Indefinite	35,657	—	37,259	—
Total		$474,137	$(142,712)	$482,421	$(139,245)
During the three months ended September 30, 2014, we recorded amortization expense of $7.0 million related to our other intangible assets and unfavorable currency translation adjustments of $4.7 million.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our sales and operating income by segment are as follows:

	Three Months Ended September 30,
(in thousands)	2014	2013
Sales:
Industrial	$377,858	$338,230
Infrastructure	317,083	281,578
Total sales	$694,941	$619,808
Operating income:
Industrial	$44,017	$39,820
Infrastructure	19,221	21,689
Corporate	(2,217)	(2,679)
Total operating income	61,021	58,830
Interest expense	8,210	7,081
Other (income) expense, net	(1,813)	611
Income from continuing operations before income taxes	$54,624	$51,138

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Kennametal Inc. is a leading global manufacturer and supplier of tooling, engineered components and advanced materials consumed in production processes. We deliver productivity solutions to customers seeking peak performance in demanding environments. The Company provides innovative wear-resistant products, application engineering and services backed by advanced material science serving customers across diverse sectors of industrial production, transportation, earthworks, energy, infrastructure and aerospace. Kennametal solutions are built around industry-essential technology platforms, including precision-engineered metalworking tools and components, surface technologies and earth cutting tools that are mission-critical to customer operations battling extreme conditions associated with wear fatigue, corrosion and high temperatures. The Company’s reputation for material and industrial technology excellence, as well as expertise and innovation in development of custom solutions and services, contributes to its leading position in its primary industrial and infrastructure markets. End users of the company’s products include manufacturers, metalworking suppliers, machinery operators and processors engaged in a diverse array of industries, including the manufacture of transportation vehicles and systems; machine tool, light machinery and heavy machinery industries; airframe and aerospace components and systems, defense; as well as producers and suppliers in equipment-intensive operations such as coal mining, road construction, quarrying, oil and gas exploration, refining, production and supply. We believe we are one of the largest global providers of consumable metalcutting tools and tooling supplies.

Our sales of $694.9 million for the quarter ended September 30, 2014 increased 12 percent compared to sales for the September quarter one year ago. Operating income was $61.0 million, an increase of $2.2 million as compared to $58.8 million in the prior year quarter. TMB contributed sales of $64.3 million during the quarter. Operating income increased primarily due to the impacts of the TMB acquisition, organic sales growth and the benefit of a a non-recurring inventory charge in the prior year, partially offset by unfavorable mix in Infrastructure, restructuring and related charges, higher employment costs and increased amortization due to acquired intangibles.

The permanent savings that we are realizing from restructuring are the result of programs that we have undertaken over the past nine months. Pre-tax benefits from these restructuring actions reached approximately $5 million in the current quarter due to manufacturing rationalization and workforce reduction programs. These benefits were incremental to the same quarter one year ago. Kennametal has made significant progress in integrating TMB, and we have accelerated restructuring actions to reduce costs and improve efficiencies. We now expect to recognize approximately $55 million to $60 million of pre-tax charges and realize approximately $50 million to $55 million in annual permanent pre-tax benefits once all restructuring and related actions have been implemented.

We reported current quarter earnings per diluted share of $0.49, which included $0.07 per share of restructuring and related charges.

We generated strong cash flow from operating activities of $42.6 million during the three months ended September 30, 2014. Capital expenditures were $30.8 million during the quarter.

We invested further in technology and innovation to continue delivering a high level of new products to our customers. Research and development expenses included in operating expense totaled $11.9 million for the three months ended September 30, 2014.

The following narrative provides further discussion and analysis of our results of operations, liquidity and capital resources, as well as other pertinent matters.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF CONTINUING OPERATIONS

SALES

Sales for the three months ended September 30, 2014 were $694.9 million, an increase of $75.1 million or 12 percent, from $619.8 million in the prior year quarter. The increase in sales was driven by the impact of the acquisition of TMB of 10 percent, organic growth of 1 percent and favorable currency exchange of 1 percent. The increase in sales was primarily due to improved demand from customers in our Industrial end markets and distribution sales for the quarter, as well as slight improvement in the energy market, partially offset by continuing weakness in the mining sector. Sales increased by approximately 8 percent in general engineering markets, 5 percent in transportation and 4 percent in energy, while aerospace and defense decreased by 8 percent and the earthworks markets decreased by 6 percent.

GROSS PROFIT

Gross profit for the three months ended September 30, 2014 was $218.1 million, an increase of $19.9 million from $198.2 million in the prior year quarter. The increase was primarily due to sales volume from the impact of the TMB acquisition and organic sales growth, and the benefit from a non-recurring inventory adjustment of approximately $6 million that occurred in the prior year. The increases in gross profit were partially offset by unfavorable business mix. The gross profit margin for the three months ended September 30, 2014 was 31.4 percent, as compared to 32.0 percent generated in the prior year quarter.

OPERATING EXPENSE

Operating expense for the three months ended September 30, 2014 increased $14.2 million or 10.6 percent to $148.5 million as compared to $134.3 million in the prior year quarter. The increase was primarily due to additional operating expenditures related to TMB and higher employment costs.

RESTRUCTURING ACTIONS
We are implementing restructuring actions to achieve synergies across Kennametal and TMB by consolidating operations among both organizations, reducing administrative overhead and leveraging the supply chain. We have recorded restructuring and related charges of $7.4 million for the three months ended September 30, 2014. Of this amount, restructuring charges totaled $1.9 million, of which $0.3 million were charges related to inventory disposals and were recorded in cost of goods sold. Restructuring-related charges of $3.4 million were recorded in cost of goods sold and $2.1 million in operating expense for the three months ended September 30, 2014. Total restructuring and related charges since the inception of our restructuring plans through September 30, 2014 were $26.5 million. See Note 8 in our condensed consolidated financial statements set forth in Part I Item 1 of this Quarterly Report on Form 10-Q.

Kennametal continues to seek opportunities to further enhance profitability and has accelerated actions to further our ability to achieve our long-term goals for margin expansion and earnings growth and to further reduce our current cost structure. We now expect to recognize approximately $55 million to $60 million of pre-tax charges and realize approximately $50 million to $55 million in annual pre-tax benefits once all restructuring and related actions have been implemented. These restructuring actions are expected to be completed by the end of fiscal 2016 and are anticipated to be mostly cash expenditures.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2014 increased $1.1 million to $8.2 million as compared to $7.1 million in the prior year quarter. The increase in interest expense was primarily due to higher year-over-year borrowings due to acquisitions.

OTHER (INCOME) EXPENSE, NET

Other income, net for the three months ended September 30, 2014 was $1.8 million compared to other expense, net of $0.6 million for the prior year quarter. The increase was primarily due to favorable currency exchange rate gains of $2.3 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES
The effective income tax rate for the three months ended September 30, 2014 and 2013 was 26.5 percent and 24.6 percent, respectively. The increase was primarily driven by losses in certain jurisdictions where a tax benefit cannot be recognized as well as the effect of certain provisions of the Internal Revenue Code that expired after fiscal year 2014, including the credit for increasing research activities and provisions concerning the U.S. taxation of foreign earnings.

BUSINESS SEGMENT REVIEW

We operate two reportable segments consisting of Industrial and Infrastructure. Expenses that are not allocated are reported in Corporate. Segment determination is based upon the manner in which we organize segments for making operating decisions and assessing performance, the availability of separate financial results and materiality considerations.
INDUSTRIAL

	Three Months Ended September 30,
(in thousands)	2014	2013
Sales	$377,858	$338,230
Operating income	44,017	39,820

For the three months ended September 30, 2014, Industrial sales increased by 12 percent due to increases of 6 percent from the TMB acquisition, 5 percent from organic growth and 1 percent due to favorable currency exchange. Sales increased by 9 percent in general engineering, 7 percent in transportation and decreased slightly by 1 percent in aerospace and defense. General engineering increased due to improvements in production and overall demand for machinery and the transportation market increased due to improvement in the light vehicle market. On a regional basis, sales increased approximately 8 percent in Asia, 7 percent in the Americas and 1 percent in Europe. The sales increase in Asia was primarily driven by the performance in the transportation and general engineering end markets. The sales increase in the Americas was primarily driven by the general engineering and energy end markets.

For the three months ended September 30, 2014, Industrial operating income increased by $4.2 million, benefiting from the TMB acquisition and organic growth in the current period, partially offset by higher employment costs. Industrial operating margin was 11.6 percent compared with 11.8 percent in the prior year.
INFRASTRUCTURE

	Three Months Ended September 30,
(in thousands)	2014	2013
Sales	$317,083	$281,578
Operating income	19,221	21,689

For the three months ended September 30, 2014, Infrastructure sales increased by 13 percent, due to a 16 percent increase from the TMB acquisition partially offset by a 3 percent organic sales decline. The sales decline was driven primarily by a 6 percent decrease in the earthworks markets, partially offset by a 2 percent increase in the energy markets. Energy sales improved modestly due to increased drilling activity in oil and gas in the U.S. Earthworks sales declined from persistently weak underground coal mining markets, globally, as well as lower road construction activity. On a regional basis sales decreased 10 percent in Europe and 7 percent in Asia, partially offset by a 2 percent increase in the Americas. The sales decline in Europe was driven primarily by the performance in the energy end markets. The sales decrease in Americas was driven primarily by the decrease in the earthworks end markets, while the energy end market remained relatively flat. The sales decrease in Asia was driven primarily by the decrease in the earthworks end markets, while the energy end market remained relatively flat.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended September 30, 2014, Infrastructure operating income decreased by $2.5 million. Operating income decreased due to lower organic sales, unfavorable mix and higher employment costs, partly offset by the effect of the TMB acquisition. Prior year operating income included a non-recurring inventory charge of $5.7 million, which did not reoccur in the current year. Infrastructure operating margin was 6.0 percent compared with 7.7 percent in the prior year.

CORPORATE

	Three Months Ended September 30,
(in thousands)	2014	2013
Corporate unallocated expense	$(2,217)	$(2,679)

For the three months ended September 30, 2014, Corporate unallocated expense decreased $0.5 million primarily due to acquisition related-charges in prior year of $1.1 million, partially offset by higher professional fees related to strategic initiatives in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations and borrowings against our five-year, multi-currency, revolving credit facility (2011 Credit Agreement) are the primary sources of funding for capital expenditures and internal growth. During the quarter ended September 30, 2014, cash flow provided by operating activities was $42.6 million, driven by our operating performance partially offset by the change in working capital. We had $213.5 million of borrowings outstanding on our 2011 Credit Agreement as of September 30, 2014.

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

The 2011 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of September 30, 2014. For the three months ended September 30, 2014, average daily borrowings outstanding under the 2011 Credit Agreement were approximately $262.0 million. Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries.

We consider the unremitted earnings of our non-U.S. subsidiaries that have not previously been taxed in the U.S. to be permanently reinvested. As of September 30, 2014, cash and cash equivalents of $107.5 million and short-term intercompany advances made by our foreign subsidiaries to our U.S. parent of $20.9 million would not be available for use in the U.S. on a long term basis without incurring U.S. federal and state income tax consequences. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

At September 30, 2014, cash and cash equivalents were $156.2 million, total debt was $1,015.9 million and total Kennametal Shareowners' equity was $1,922.8 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.

There have been no material changes in our contractual obligations and commitments since June 30, 2014.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flow Provided by Operating Activities
During the three months ended September 30, 2014, cash flow provided by operating activities was $42.6 million, compared to $44.4 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $91.5 million, partially offset by changes in certain assets and liabilities netting to an outflow of $48.9 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $37.2 million primarily driven by timing of payroll payments and a decrease in accrued vacation, and an increase in inventory of $30.0 million primarily driven by higher raw materials and finished goods related to the TMB acquistion. Offsetting these cash outflows were a decrease in accounts receivable of $26.2 million due to improved collections.

During the three months ended September 30, 2013, cash flow provided by operating activities consisted of net income and non-cash items amounting to an inflow of $76.0 million, partially offset by changes in certain assets and liabilities netting to an outflow of $31.5 million. Contributing to the changes in certain assets and liabilities were an increase in inventory of $28.6 million primarily driven by higher finished goods, a decrease in accounts payable and accrued liabilities of $23.7 million primarily driven by timing of payroll payments and a decrease in federal tax payments of $11.9 million. Offsetting these cash outflows were a decrease in accounts receivable of $26.0 million due to lower sales volume and improved collections and a decrease in accrued income taxes of $0.6 million.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $30.0 million for the three months ended September 30, 2014, compared to $42.1 million in the prior year period. During the current year period, cash flow used for investing activities included capital expenditures, net of $30.2 million, which consisted primarily of equipment upgrades.

For the three months ended September 30, 2013, cash flow used for investing activities included capital expenditures, net of $24.8 million, which consisted primarily of equipment upgrades, and two acquisitions in the Infrastructure segment totaling $17.5 million.
Cash Flow Used for Financing Activities
Cash flow used for financing activities was $40.2 million for the three months ended September 30, 2014 compared to cash flow used for financing activities of $48.3 million in the prior year period. During the current year period, cash flow used for financing activities primarily included $31.4 million net decrease in borrowings and $14.2 million of cash dividends paid to Shareowners. These cash flows were offset by $6.4 million of dividend reinvestment and the effect of employee benefit and stock plans.

For the three months ended September 30, 2013, cash flow used for financing activities included $42.0 million net decrease in borrowings, $14.1 million of cash dividends paid to Shareowners, $4.3 million used for the purchase of capital stock and $0.5 million of other. These cash flows were offset by $12.5 million of dividend reinvestment and the effect of employee benefit and stock plans.

FINANCIAL CONDITION

Working capital was $926.0 million at September 30, 2014, a decrease of $36.5 million from $962.4 million at June 30, 2014. The decrease in working capital was primarily driven by a decrease in accounts receivable of $43.1 million due to improved collections, an increase in notes payable of $28.0 million and a decrease in cash of $21.7 million. Partially offsetting these items was a decrease in other current liabilities of $19.5 million driven by bonus payments and restructuring payments, a decrease in accounts payable of $17.9 million and a decrease in accrued expenses of $17.4 million driven by payroll timing and lower accrued vacation. Currency exchange effects accounted for $32.2 million of the working capital change.

Property, plant and equipment, net decreased $25.8 million from $884.5 million at June 30, 2014 to $858.7 million at September 30, 2014, primarily due to depreciation expense of $27.3 million and unfavorable currency exchange impact of $22.3 million during the current quarter, partially offset by capital additions of $24.3 million, excluding a $6.5 million change which was reversed out of accounts payable.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At September 30, 2014, other assets were $1,428.8 million, a decrease of $29.7 million from $1,458.4 million at June 30, 2014. The primary drivers for the decrease were a decrease in other intangible assets of $11.8 million and a decrease in goodwill of $18.4 million. The change in other intangible assets was due to amortization expense of $7.0 million and unfavorable currency exchange effects of $4.6 million during the quarter. The change in goodwill was due to unfavorable currency exchange effects.

Long-term debt and capital leases decreased by $73.1 million to $908.6 million at September 30, 2014 from $981.7 million at
June 30, 2014. This change was driven by the $73.6 million decrease of borrowings outstanding on our 2011 Credit Agreement.

Kennametal Shareowners' equity was $1,922.8 million at September 30, 2014, a decrease of $6.5 million from $1,929.3 million at June 30, 2014. The decrease was primarily due to the effects of unfavorable currency exchange of $50.0 million and cash dividends paid to Shareowners of $14.2 million, partially offset by net income attributable to Kennametal of $39.5 million, and capital stock issued under employee benefit and stock plans of $12.0 million.

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

Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At September 30, 2014 and June 30, 2014, the balances of these reserves were $10.6 million and $11.0 million, respectively. These reserves represent anticipated costs associated with the remediation of these issues.

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
There have been no changes to our critical accounting policies since June 30, 2014.

NEW ACCOUNTING STANDARDS

See Note 3 to our condensed consolidated financial statements set forth in Part I Item 1 of this Quarterly Report on Form 10-Q for a description of new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk exposure since June 30, 2014.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at September 30, 2014 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The SEC's general guidance permits the exclusion of an assessment of the effectiveness of a registrant's disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, the Company completed the acquisition of TMB on November 4, 2013. TMB represents 18 percent of the Company's total assets as of September 30, 2014. Management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of September 30, 2014 excluded an assessment of the internal control over financial reporting of TMB.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2014	51	$46.35	—	10,100,100
August 1 through August 31, 2014	91,580	42.18	—	10,100,100
September 1 through September 30, 2014	—	—	—	10,100,100
Total	91,631	$42.19	—

(1)
During the current period, 1,766 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 89,865 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.

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

KENNAMETAL INC.

Date:	November 6, 2014	By:	/s/ Martha Fusco
Martha Fusco Vice President Finance and Corporate Controller