Form 10-Q
period 2014-12-31
KENNAMETAL INC
filed 2015-02-03
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014
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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at January 30, 2015
Capital Stock, par value $1.25 per share	79,162,006

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2014

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share amounts)	2014	2013	2014	2013
Sales	$675,631	$689,936	$1,370,572	$1,309,743
Cost of goods sold	476,173	482,965	953,015	904,536
Gross profit	199,458	206,971	417,557	405,207
Operating expense	137,459	148,421	285,947	282,685
Restructuring and asset impairment charges (Notes 8 and 18)	388,839	2,310	390,402	2,310
Amortization of intangibles	6,931	6,524	13,959	11,667
Operating (loss) income	(333,771)	49,716	(272,751)	108,545
Interest expense	7,960	8,037	16,170	15,118
Other expense, net	2,223	856	409	1,466
(Loss) income before income taxes	(343,954)	40,823	(289,330)	91,961
Provision for income taxes	43,751	16,656	58,248	29,236
Net (loss) income	(387,705)	24,167	(347,578)	62,725
Less: Net income (loss) attributable to noncontrolling interests	597	(42)	1,236	679
Net (loss) income attributable to Kennametal	$(388,302)	$24,209	$(348,814)	$62,046
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic (loss) earnings per share	$(4.89)	$0.31	$(4.40)	$0.79
Diluted (loss) earnings per share	$(4.89)	$0.30	$(4.40)	$0.78
Dividends per share	$0.18	$0.18	$0.36	$0.36
Basic weighted average shares outstanding	79,343	78,729	79,229	78,587
Diluted weighted average shares outstanding	79,343	79,776	79,229	79,597
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2014	2013	2014	2013
Net (loss) income	$(387,705)	$24,167	$(347,578)	$62,725
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges, net of income tax expense (benefit) of $0.8 million, ($0.2) million, $1.7 million and ($0.5) million, respectively	1,206	(273)	2,713	(843)
Reclassification of unrealized (gain) loss on expired derivatives designated and qualified as cash flow hedges, net of income tax (expense) benefit of ($0.0) million, $0.3 million, $0.2 million and $0.5 million, respectively	(35)	440	329	849
Unrecognized net pension and other postretirement benefit gain (loss), net of income tax expense (benefit) of $0.7 million, ($0.3) million, $2.0 million and ($1.0) million, respectively	1,924	(810)	5,565	(2,776)
Reclassification of net pension and other postretirement benefit loss, net of income tax benefit of $0.3 million, $0.2 million, $0.7 million and $0.4 million, respectively	735	498	1,489	982
Foreign currency translation adjustments, net of income tax (benefit) expense of ($1.5) million, $0.7 million, ($4.8) million and $2.1 million, respectively	(30,209)	11,675	(81,722)	39,586
Total comprehensive (loss) income	(414,084)	35,697	(419,204)	100,523
Comprehensive (loss) income attributable to noncontrolling interests	(184)	371	(1,037)	906
Comprehensive (loss) income attributable to Kennametal Shareholders	$(413,900)	$35,326	$(418,167)	$99,617
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	December 31, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$146,267	$177,929
Accounts receivable, less allowance for doubtful accounts of $13,616 and $14,027, respectively	449,166	531,515
Inventories (Note 11)	662,883	703,766
Deferred income taxes	45,644	47,897
Other current assets	70,027	64,089
Total current assets	1,373,987	1,525,196
Property, plant and equipment:
Land and buildings	422,301	437,783
Machinery and equipment	1,596,571	1,638,215
Less accumulated depreciation	(1,175,771)	(1,191,540)
Property, plant and equipment, net	843,101	884,458
Other assets:
Investments in affiliated companies	408	495
Goodwill (Note 18)	579,567	975,576
Other intangible assets, less accumulated amortization of $143,355 and $139,245, respectively (Note 18)	310,251	343,176
Deferred income taxes	36,260	41,006
Other	108,869	98,179
Total other assets	1,035,355	1,458,432
Total assets	$3,252,443	$3,868,086
LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases (Note 12)	$8,629	$7,662
Notes payable to banks	86,884	72,455
Accounts payable	159,464	206,891
Accrued income taxes	66,223	16,953
Accrued expenses	63,182	99,892
Other current liabilities	144,322	158,903
Total current liabilities	528,704	562,756
Long-term debt and capital leases, less current maturities (Note 12)	867,103	981,666
Deferred income taxes	105,382	118,092
Accrued pension and postretirement benefits	167,284	180,784
Accrued income taxes	19,653	21,384
Other liabilities	33,730	41,796
Total liabilities	1,721,856	1,906,478
Commitments and contingencies
EQUITY (Note 16)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 79,147 and 78,672 shares issued, respectively	98,932	98,340
Additional paid-in capital	411,979	395,890
Retained earnings	1,123,892	1,501,157
Accumulated other comprehensive loss	(135,483)	(66,131)
Total Kennametal Shareholders’ Equity	1,499,320	1,929,256
Noncontrolling interests	31,267	32,352
Total equity	1,530,587	1,961,608
Total liabilities and equity	$3,252,443	$3,868,086
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Six Months Ended December 31,
(in thousands)	2014	2013
OPERATING ACTIVITIES
Net (loss) income	$(347,578)	$62,725
Adjustments for non-cash items:
Depreciation	53,341	48,267
Amortization	13,959	11,667
Stock-based compensation expense	13,475	12,108
Restructuring and asset impairment charges (Notes 8 and 18)	383,489	—
Deferred income tax provision	(13,824)	13,116
Other	8,938	1,587
Changes in certain assets and liabilities:
Accounts receivable	54,928	26,942
Inventories	4,727	(27,044)
Accounts payable and accrued liabilities	(74,969)	(34,322)
Accrued income taxes	45,596	(13,997)
Other	(6,760)	(16,432)
Net cash flow provided by operating activities	135,322	84,617
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(54,672)	(48,804)
Disposals of property, plant and equipment	978	444
Business acquisitions, net of cash acquired	—	(634,615)
Other	(126)	(60)
Net cash flow used for investing activities	(53,820)	(683,035)
FINANCING ACTIVITIES
Net increase in notes payable	15,241	40,910
Net increase in short-term revolving and other lines of credit	8,500	14,900
Term debt borrowings	50,727	345,485
Term debt repayments	(154,547)	(5,000)
Purchase of capital stock	(168)	(4,400)
Dividend reinvestment and the effect of employee benefit and stock plans	7,891	18,072
Cash dividends paid to Shareholders	(28,451)	(28,180)
Other	(4,786)	250
Net cash flow (used for) provided by financing activities	(105,593)	382,037
Effect of exchange rate changes on cash and cash equivalents	(7,571)	2,354
CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(31,662)	(214,027)
Cash and cash equivalents, beginning of period	177,929	377,316
Cash and cash equivalents, end of period	$146,267	$163,289
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

2.BASIS OF PRESENTATION

The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with our 2014 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2014 was derived from the audited balance sheet included in our 2014 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal adjustments. The results for the six months ended December 31, 2014 and 2013 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2015 is to the fiscal year ending June 30, 2015. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

During the current quarter, the Company revised its condensed consolidated statement of cash flow for the three months ended September 30, 2014 to correctly present the net cash flow provided by operating activities and effect of exchange rate changes on cash and cash equivalents, resulting in an increase of $8.4 million to operating cash flows and a corresponding decrease in effect of exchange rate changes on cash and cash equivalents. The Company has evaluated this error and determined that the impact of the error was not material to the previously issued interim and annual financial statements.

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

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	Six Months Ended December 31,
(in thousands)	2014	2013
Cash paid during the period for:
Interest	$16,334	$14,231
Income taxes	24,894	24,868
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	6,470	8,600

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	ACQUISITION

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

The accompanying condensed consolidated balance sheet as of December 31, 2014 reflects the final allocation of the purchase price. No material adjustments have been made to the allocation in conjunction with finalization.

The accompanying condensed consolidated statement of income for the six months ended December 31, 2014, includes net sales of $123.3 million and net income of $6.1 million related to TMB.
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

Unaudited pro forma summary of operating results of Kennametal, assuming the acquisition had occurred as of July 1, 2012, are as follows:

Six months ended December 31 (in thousands, except per share data)	2013
Pro forma (unaudited):
Net Sales	$1,451,678
Net income attributable to Kennametal	$83,387
Per share data attributable to Kennametal:
Basic earnings per share	$1.06
Diluted earnings per share	$1.05

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2014, the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$9,762	$—	$9,762
Total assets at fair value	$—	$9,762	$—	$9,762

Liabilities:
Derivatives (1)	$—	$120	$—	$120
Contingent consideration	—	—	10,000	10,000
Total liabilities at fair value	$—	$120	$10,000	$10,120

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

The fair value of contingent consideration payable that was classified as Level 3 relates to our probability assessments of expected future milestone targets, primarily associated with product delivery, related to the Emura acquisition. The contingent consideration is to be paid over the next 2 years. During the three months ended December 31, 2014, the Company paid $4.0 million in conjunction with achieved milestone targets. The Company reassessed this contingent consideration and determined that no adjustment to the fair value of the remaining contingent consideration was necessary and that no changes in the expected outcome have occurred during the quarter ended December 31, 2014.

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As part of our financial risk management program, we use certain derivative financial instruments. We do not enter into derivative transactions for speculative purposes and, therefore, hold no derivative instruments for trading purposes. We account for derivative instruments as a hedge of the related asset, liability, firm commitment or anticipated transaction, when the derivative is specifically designated and qualifies as a hedge of such items. Our objective in managing foreign exchange exposures with derivative instruments is to reduce volatility in cash flow. We measure hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The ineffective portions are recorded in other expense, net.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheet are as follows:

(in thousands)	December 31, 2014	June 30, 2014
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$3,668	$184
Other current liabilities - range forward contracts	—	(6)
Other assets - range forward contracts	—	42
Total derivatives designated as hedging instruments	3,668	220
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	6,094	27
Other current liabilities - currency forward contracts	(120)	(1,047)
Total derivatives not designated as hedging instruments	5,974	(1,020)
Total derivatives	$9,642	$(800)

Certain currency forward contracts that hedge significant cross-border intercompany loans are considered as other derivatives and therefore do not qualify for hedge accounting. These contracts are recorded at fair value in the condensed consolidated balance sheet, with the offset to other expense, net. (Gains) losses related to derivatives not designated as hedging instruments have been recognized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2014	2013	2014	2013
Other (income) expense, net - currency forward contracts	$(2,273)	$72	$(7,169)	$114

CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive loss and are recognized as a component of other expense (income), net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at December 31, 2014 and June 30, 2014, was $57.0 million and $91.1 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at December 31, 2014, we expect to recognize into earnings in the next 12 months $2.3 million of income on outstanding derivatives.
In February 2012, we settled forward starting interest rate swap contracts to convert $150.0 million of our floating rate debt to fixed rate debt. Upon settlement, we made a cash payment of $22.4 million. The loss is being amortized as a component of interest expense over the term of the related debt using the effective interest rate method. During the three months ended December 31, 2014 and 2013, $0.5 million and $0.5 million was recognized as interest expense, respectively. During the six months ended December 31, 2014 and 2013, $1.0 million and $1.0 million was recognized as interest expense, respectively.
The following represents gains and losses related to cash flow hedges:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2014	2013	2014	2013
Gains (losses) recognized in other comprehensive income, net	$1,205	$(273)	$2,712	$(843)
Losses reclassified from accumulated other comprehensive loss into other expense (income), net	$152	$324	$502	$714
No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the six months ended December 31, 2014 and 2013.

8.	RESTRUCTURING AND RELATED CHARGES AND ASSET IMPAIRMENT CHARGES

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restructuring and Related
As previously set forth in the 2014 Annual Report on Form 10-K, we are implementing restructuring actions in conjunction with our Phase 1 restructuring program to achieve synergies across Kennametal as a result of the TMB acquisition by consolidating operations among both organizations, reducing administrative overhead and leveraging the supply chain. These restructuring actions are expected to be completed by the end of fiscal 2016 and are anticipated to be mostly cash expenditures.
During the six months ended December 31, 2014, we recognized restructuring and related charges of $20.4 million, of this amount, restructuring charges totaled $8.6 million, of which $0.2 million were charges related to inventory disposals and were recorded in cost of goods sold. Restructuring-related charges of $6.3 million were recorded in cost of goods sold and $5.5 million in operating expense for the six months ended December 31, 2014.
During the six months ended December 31, 2013, we recorded restructuring charges of $2.3 million.
The total pre-tax charges for Phase 1 programs are expected to be in the range of $55 million to $60 million, which is expected to be approximately 50 percent Industrial and 50 percent Infrastructure. Total restructuring and related charges since inception of $39.5 million have been recorded for these programs through December 31, 2014: $24.5 million in Industrial, $13.1 million in Infrastructure, and $1.8 million in Corporate.
The restructuring accrual is recorded in other current liabilities in our condensed consolidated balance sheet and the amount attributable to each segment is as follows:

(in thousands)	June 30, 2014	Expense	Asset Write-Down	Other (2)	Translation	Cash Expenditures	December 31, 2014
Industrial
Severance	$5,815	$3,361	$—	$—	$(282)	$(4,291)	$4,603
Facilities	444	489	(489)	—	(22)	(389)	33
Other	67	21	—	—	(2)	(86)	—
Total Industrial	$6,326	$3,871	$(489)	$—	$(306)	$(4,766)	$4,636

Infrastructure
Severance	$2,458	$4,177	$—	$(459)	$(312)	$(4,747)	$1,117
Facilities	190	542	(541)	—	(25)	(166)	—
Other	28	23	—	—	(3)	(48)	—
Total Infrastructure	$2,676	$4,742	$(541)	$(459)	$(340)	$(4,961)	$1,117
Total	$9,002	$8,613	$(1,030)	$(459)	$(646)	$(9,727)	$5,753
(2) Special termination benefit charge for one of our U.S.-based benefit pension plans resulting from a plant closure - see Note 10.

Asset impairment

See discussion on Infrastructure segment goodwill and other intangible asset impairment charges in Note 18.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	STOCK-BASED COMPENSATION
Stock Options
The assumptions used in our Black-Scholes valuation related to grants made during the six months ended December 31, 2014 and 2013 were as follows:

	2014	2013
Risk-free interest rate	1.5%	1.3%
Expected life (years) (3)	4.5	4.5
Expected volatility (4)	32.5%	40.4%
Expected dividend yield	1.6%	1.5%
(3) Expected life is derived from historical experience.
(4) Expected volatility is based on the implied historical volatility of our stock.

Changes in our stock options for the six months ended December 31, 2014 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2014	2,264,824	$33.95
Granted	436,541	40.81
Exercised	(222,206)	27.54
Lapsed and forfeited	(11,905)	41.10
Options outstanding, December 31, 2014	2,467,254	$35.71	5.3	$7,580
Options vested and expected to vest, December 31, 2014	2,206,567	$35.02	5.4	$7,578
Options exercisable, December 31, 2014	1,600,847	$32.76	4.1	$7,562
During the six months ended December 31, 2014 and 2013, compensation expense related to stock options was $2.8 million and $3.5 million, respectively. As of December 31, 2014, the total unrecognized compensation cost related to options outstanding was $3.7 million and is expected to be recognized over a weighted average period of 2.8 years.
Weighted average fair value of options granted during the six months ended December 31, 2014 and 2013 was $10.16 and $13.79, respectively. Fair value of options vested during the six months ended December 31, 2014 and 2013 was $6.9 million and $5.0 million, respectively.
Tax benefits relating to excess stock-based compensation deductions are presented in the condensed consolidated statements of cash flow as financing cash inflows. Tax benefits resulting from stock-based compensation deductions exceeded amounts reported for financial reporting purposes by $1.3 million and $4.5 million for the six months ended December 31, 2014 and 2013, respectively.
The amount of cash received from the exercise of capital stock options during the six months ended December 31, 2014 and 2013 was $6.1 million and $12.7 million, respectively. The related tax benefit for the six months ended December 31, 2014 and 2013 was $1.3 million and $2.7 million, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2014 and 2013 was $3.4 million and $9.2 million, respectively.
Under the provisions of the Kennametal Inc. Stock and Incentive Plan of 2010 as amended and restated on October 22, 2013, plan participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during the six months ended December 31, 2014 was immaterial. The fair market value of shares delivered during the six months ended December 31, 2013 was $0.2 million.

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
Changes in our time vesting and performance vesting restricted stock units for the six months ended December 31, 2014 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested performance vesting and time vesting restricted stock units, June 30, 2014	197,356	$40.92	743,326	$39.20
Granted	88,536	43.16	438,795	42.27
Vested	(28,022)	38.95	(306,484)	36.26
Performance metric not achieved	(65,373)	43.16	—	—
Forfeited	—	—	(25,471)	41.69
Unvested performance vesting and time vesting restricted stock units, December 31, 2014	192,497	$42.98	850,166	$41.78
During the six months ended December 31, 2014 and 2013, compensation expense related to time vesting and performance vesting restricted stock units was $10.6 million and $8.4 million, respectively. As of December 31, 2014, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $21.3 million and is expected to be recognized over a weighted average period of 2.7 years.

10.	BENEFIT PLANS
We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to some U.S. employees.
During the quarter we recognized a special termination benefit charge of $0.5 million and a curtailment loss of $0.4 million for one of our U.S.-based defined benefit pension plans resulting from a plant closure. The special termination benefit charge was recognized in restructuring expense.
The table below summarizes the components of net periodic pension income:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2014	2013	2014	2013
Service cost	$1,384	$1,732	$2,799	$3,448
Interest cost	9,745	10,308	19,681	20,484
Expected return on plan assets	(14,900)	(14,916)	(29,947)	(29,712)
Amortization of transition obligation	19	20	40	38
Amortization of prior service credit	(71)	(58)	(141)	(117)
Recognition of actuarial losses	937	670	1,937	1,312
Curtailment loss	358	—	358	—
Special termination benefit charge	459	—	459	—
Net periodic pension income	$(2,069)	$(2,244)	$(4,814)	$(4,547)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below summarizes the components of the net periodic other postretirement benefit cost:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2014	2013	2014	2013
Service cost	$27	$14	$54	$28
Interest cost	259	251	519	502
Amortization of prior service credit	(28)	(28)	(55)	(56)
Recognition of actuarial loss	207	79	414	158
Curtailment gain	(221)	—	(221)	—
Net periodic other postretirement benefit cost	$244	$316	$711	$632

The curtailment gain of $0.2 million was a result of the plant closure discussed above.

11.	INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 47 percent and 43 percent of total inventories at December 31, 2014 and June 30, 2014, respectively. Since inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

Inventories consisted of the following:

(in thousands)	December 31, 2014	June 30, 2014
Finished goods	$362,979	$371,599
Work in process and powder blends	286,841	308,129
Raw materials	110,756	126,004
Inventories at current cost	760,576	805,732
Less: LIFO valuation	(97,693)	(101,966)
Total inventories	$662,883	$703,766

12.	LONG-TERM DEBT
Our $600 million five-year, multi-currency, revolving credit facility (2011 Credit Agreement) requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of December 31, 2014. We had $174.1 million and $287.1 million of borrowings outstanding under the 2011 Credit Agreement as of December 31, 2014 and June 30, 2014, respectively. Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries. The 2011 Credit Agreement matures in April 2018.
Fixed rate debt had a fair market value of $703.3 million and $705.3 million at December 31, 2014 and June 30, 2014, respectively. The Level 2 fair value is determined based on the quoted market price of this debt as of December 31, 2014 and June 30, 2014, respectively.

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
Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At December 31, 2014 and June 30, 2014, the balances of these reserves were $12.6 million and $11.0 million. These reserves represent anticipated costs associated with the remediation of these issues.
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
The effective income tax rate for the three months ended December 31, 2014 and 2013 was negative 12.7 percent (provision on a loss) and 40.8 percent (provision on income), respectively. The effective income tax rate for six months ended December 31, 2014 and 2013 was negative 20.1 percent (provision on a loss) and 31.8 percent (provision on income), respectively. The change in both periods was primarily driven by the asset impairment charges recorded in the current quarter, most of which could not be tax effected, lower relative U.S. current year earnings compared with the rest of the world where the tax rates are generally lower, and favorable effects of the extension of the credit for increase in research activities contained in the Tax Increase Prevention Act of 2014 that was enacted during the current quarter. The prior year rate included a tax charge related to a change in assertion of a foreign subsidiary’s certain undistributed earnings, which were no longer considered permanently reinvested.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
For the three and six months ended December 31, 2014, the effect of unexercised capital stock options and unvested restricted stock units was anti-dilutive as a result of a net loss in the periods and therefore has been excluded from diluted shares outstanding as well as from the diluted earnings per share calculation. For purposes of determining the number of diluted shares outstanding for the three and six months ended December 31, 2013, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options and unvested restricted stock units by $1.0 million and 1.0 million shares, respectively. Unexercised capital stock options and restricted stock units of 0.2 million shares and 0.3 million shares for the three and six months ended December 31, 2013, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore the inclusion would have been anti-dilutive.

16.	EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests as of December 31, 2014 and 2013 is as follows:

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2014	$98,340	$395,890	$1,501,157	$(66,131)	$32,352	$1,961,608
Net (loss) income	—	—	(348,814)	—	1,236	(347,578)
Other comprehensive loss	—	—	—	(69,352)	(2,274)	(71,626)
Dividend reinvestment	5	163	—	—	—	168
Capital stock issued under employee benefit and stock plans	592	16,089	—	—	—	16,681
Purchase of capital stock	(5)	(163)	—	—	—	(168)
Cash dividends paid	—	—	(28,451)	—	(47)	(28,498)
Balance as of December 31, 2014	$98,932	$411,979	$1,123,892	$(135,483)	$31,267	$1,530,587

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2013	$97,303	$374,300	$1,399,227	$(89,004)	$30,467	$1,812,293
Net income	—	—	62,046	—	679	62,725
Other comprehensive income	—	—	—	37,571	227	37,798
Dividend reinvestment	3	149	—	—	—	152
Capital stock issued under employee benefit and stock plans	1,056	21,926	—	—	—	22,982
Purchase of capital stock	(128)	(4,272)	—	—	—	(4,400)
Cash dividends paid	—	—	(28,180)	—	(66)	(28,246)
Balance as of December 31, 2013	$98,234	$392,103	$1,433,093	$(51,433)	$31,307	$1,903,304

The amounts of comprehensive income attributable to Kennametal Shareholders and noncontrolling interests are disclosed in the condensed consolidated statements of comprehensive income.

17.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Total accumulated other comprehensive (loss) income (AOCL) consists of net (loss) income and other changes in equity from transactions and other events from sources other than shareholders. It includes postretirement benefit plan adjustments, currency translation adjustments and unrealized gains and losses from derivative instruments designated as cash flow hedges.

The components of, and changes in, AOCL were as follows (net of tax) for the three months ended December 31, 2014 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, September 30, 2014	$(89,347)	$(11,210)	$(9,329)	$(109,886)
Other comprehensive loss before reclassifications	1,924	(29,427)	1,206	(26,297)
Amounts reclassified from AOCL	735	—	(35)	700
Net current period other comprehensive loss	2,659	(29,427)	1,171	(25,597)
AOCL, December 31, 2014	$(86,688)	$(40,637)	$(8,158)	$(135,483)

Attributable to noncontrolling interests:
Balance, September 30, 2014	$—	$(405)	$—	$(405)
Other comprehensive loss before reclassifications	—	(782)	—	(782)
Net current period other comprehensive loss	—	(782)	—	(782)
AOCL, December 31, 2014	$—	$(1,187)	$—	$(1,187)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of, and changes in, AOCL were as follows (net of tax) for the six months ended December 31, 2014 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2014	$(93,742)	$38,811	$(11,200)	$(66,131)
Other comprehensive loss before reclassifications	5,565	(79,448)	2,713	(71,170)
Amounts reclassified from AOCL	1,489	—	329	1,818
Net current period other comprehensive loss	7,054	(79,448)	3,042	(69,352)
AOCL, December 31, 2014	$(86,688)	$(40,637)	$(8,158)	$(135,483)

Attributable to noncontrolling interests:
Balance, June 30, 2014	$—	$1,087	$—	$1,087
Other comprehensive loss before reclassifications	—	(2,274)	—	(2,274)
Net current period other comprehensive loss	—	(2,274)	—	(2,274)
AOCL, December 31, 2014	$—	$(1,187)	$—	$(1,187)

The components of, and changes in, AOCL were as follows (net of tax) for the three months ended December 31, 2013 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, September 30, 2013	$(85,419)	$35,510	$(12,642)	$(62,551)
Other comprehensive (loss) income before reclassifications	(810)	11,263	(273)	10,180
Amounts reclassified from AOCL	498	—	440	938
Net current period other comprehensive (loss) income	(312)	11,263	167	11,118
AOCL, December 31, 2013	$(85,731)	$46,773	$(12,475)	$(51,433)

Attributable to noncontrolling interests:
Balance, September 30, 2013	$—	$535	$—	$535
Other comprehensive income before reclassifications	—	413	—	413
Net current period other comprehensive income	—	413	—	413
AOCL, December 31, 2013	$—	$948	$—	$948

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of, and changes in, AOCL were as follows (net of tax) for the six months ended December 31, 2013 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2013	$(83,937)	$7,414	$(12,481)	$(89,004)
Other comprehensive (loss) income before reclassifications	(2,776)	39,359	(843)	35,740
Amounts reclassified from AOCL	982	—	849	1,831
Net current period other comprehensive (loss) income	(1,794)	39,359	6	37,571
AOCL, December 31, 2013	$(85,731)	$46,773	$(12,475)	$(51,433)

Attributable to noncontrolling interests:
Balance, June 30, 2013	$—	$721	$—	$721
Other comprehensive income before reclassifications	—	227	—	227
Net current period other comprehensive income	—	227	—	227
AOCL, December 31, 2013	$—	$948	$—	$948

Reclassifications out of AOCL for the three and six months ended December 31, 2014 and 2013, respectively consisted of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
Details about AOCL components	2014	2013	2014	2013	Affected line item in the Income Statement
Gains and losses on cash flow hedges:
Forward starting interest rate swaps	$505	$486	$1,010	$973	Interest expense
Currency exchange contracts	(562)	224	(474)	396	Other expense, net
Total before tax	(57)	710	536	1,369
Tax (expense) benefit	(22)	270	207	520	Provision for income taxes
Net of tax	$(35)	$440	$329	$849

Postretirement benefit plans:
Amortization of transition obligations	$19	$20	$40	$38	See note 10 for further details
Amortization of prior service credit	(99)	(86)	(196)	(173)	See note 10 for further details
Recognition of actuarial losses	1,144	749	2,351	1,470	See note 10 for further details
Total before taxes	1,064	683	2,195	1,335
Tax benefit	329	185	706	353	Provision for income taxes
Net of tax	$735	$498	$1,489	$982

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of the net assets of acquired companies. Goodwill and other intangible assets with indefinite lives are tested at least annually for impairment. We perform our annual impairment tests during the June quarter in connection with our annual planning process. We also perform specific impairment tests on an interim basis based on the results of an ongoing cumulative qualitative assessment if indicative of impairment of the goodwill for a reporting unit or an indefinite-lived intangible asset. We evaluate the recoverability of goodwill for each of our reporting units by comparing the fair value of each reporting unit with its carrying value. The fair values of our reporting units are determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit. We evaluate the recoverability of indefinite-lived intangible assets using a discounted cash flow analysis based on projected financial information. This evaluation is sensitive to changes in market interest rates and other external factors.

Late in the December quarter, the Company experienced an abrupt change in customer demand in the oil and gas markets that is expected to continue into the foreseeable future, coupled with the severe and persistent decline in the earthworks markets. In view of the severe downturn in the global Infrastructure markets in the December quarter, we made an assessment of the possible impairment of the goodwill and other long-lived assets of our Infrastructure reporting unit. As a result of this assessment, we determined that the magnitude and duration of the economic downturn of the Infrastructure end markets, as well as other factors, necessitated an interim impairment test of our Infrastructure reporting unit. As a result of our test, we recorded a preliminary non-cash pre-tax impairment charge of $376.5 million in the Infrastructure segment, of which $375.0 million was for goodwill and $1.5 million was for an indefinite-lived trademark intangible asset. The goodwill impairment charge is subject to finalization of fair values related to intangibles and property, plant and equipment, which we expect to complete in the third quarter of fiscal 2015. Goodwill of $266.2 million remains on the books of our Infrastructure segment.

Identifiable assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. During the December quarter, we performed a preliminary review of our identifiable assets with finite lives and preliminarily determined that the assets were not impaired. The review is subject to finalization, which we expect to complete in the third quarter of fiscal 2015.

The further acceleration or extended persistence of the current downturn in the global end markets could have a further negative impact on our business and financial performance. We are currently in the beginning stages of exploring strategic alternatives for several businesses within the Infrastructure segment, which have total estimated net book values of approximately $150 million to $200 million as of December 31, 2014. As the strategic direction has not yet been determined for these businesses, the Company cannot determine if additional impairment charges are either probable or estimable.
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Industrial	Infrastructure	Total
Gross goodwill	$472,337	$654,081	$1,126,418
Accumulated impairment losses	(150,842)	—	(150,842)
Balance as of June 30, 2014	$321,495	$654,081	$975,576

Activity for the six months ended December 31, 2014:
Acquisition	2,984	—	2,984
Translation	(11,082)	(12,911)	(23,993)
Change in gross goodwill	(8,098)	(12,911)	(21,009)
Impairment charge	—	(375,000)	(375,000)

Gross goodwill	464,239	641,170	1,105,409
Accumulated impairment losses	(150,842)	(375,000)	(525,842)
Balance as of December 31, 2014	$313,397	$266,170	$579,567

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	December 31, 2014		June 30, 2014
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract-based	3 to 15	$8,534	$(7,624)	$23,446	$(10,820)
Technology-based and other	4 to 20	53,657	(28,361)	54,842	(28,516)
Customer-related	10 to 21	278,993	(82,567)	285,751	(76,376)
Unpatented technology	10 to 30	60,201	(13,395)	61,867	(12,549)
Trademarks	5 to 20	18,764	(11,408)	19,256	(10,984)
Trademarks	Indefinite	33,457	—	37,259	—
Total		$453,606	$(143,355)	$482,421	$(139,245)

During the three months ended December 31, 2014, an impairment of $10.5 million was recorded for a contract-based technology intangible asset that was part of the Infrastructure segment, resulting in a non-cash impairment charge of $5.5 million and a reduction in a liability of $5.0 million. As previously mentioned, we recorded a $1.5 million impairment for an indefinite-lived trademark intangible asset as a result of our interim impairment test of our Infrastructure segment.
During the six months ended December 31, 2014, we recorded amortization expense of $14.0 million related to our other intangible assets and unfavorable currency translation adjustments of $7.1 million.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our sales and operating income (loss) by segment are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2014	2013	2014	2013
Sales:
Industrial	$371,557	$370,647	$749,415	$708,876
Infrastructure	304,074	319,289	621,157	600,867
Total sales	$675,631	$689,936	$1,370,572	$1,309,743
Operating (loss) income:
Industrial	$41,795	$33,218	$85,812	$73,038
Infrastructure (5)	(371,920)	18,604	(352,699)	40,294
Corporate	(3,646)	(2,106)	(5,864)	(4,787)
Total operating (loss) income	(333,771)	49,716	(272,751)	108,545
Interest expense	7,960	8,037	16,170	15,118
Other expense, net	2,223	856	409	1,466
(Loss) income from continuing operations before income taxes	$(343,954)	$40,823	$(289,330)	$91,961
 (5) See Note 18 regarding Infrastructure segment impairment charges for goodwill and other intangible assets.

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

Our sales of $675.6 million for the quarter ended December 31, 2014 decreased 2 percent compared to sales for the December quarter one year ago. Operating loss was $333.8 million, compared to operating income of $49.7 million in the prior year quarter. Our operating results were negatively impacted by impairment charges of $382.0 million, organic sales decline and unfavorable mix in Infrastructure, offset partially by lower employment costs.

Raw material price fluctuations did not materially impact the quarter, although we have seen a change in commodity prices in the Infrastructure segment, it has not significantly impacted us due to our contractual arrangements with our suppliers.

The permanent savings that we are realizing from restructuring are the result of Phase 1 programs that we have undertaken over the past 12 months. Pre-tax benefits from these restructuring actions reached approximately $6 million in the current quarter due to manufacturing rationalization and workforce reduction programs. These benefits were incremental to the same quarter one year ago. Kennametal has made significant progress in integrating TMB, and we have continued to accelerate restructuring actions to reduce costs and improve efficiencies.

We reported current quarter loss per diluted share of $4.89, which included $5.28 per share of goodwill and other intangible asset impairment charges and $0.13 per share of restructuring and related charges.

We generated strong cash flow from operating activities of $135.3 million during the six months ended December 31, 2014. Capital expenditures were $54.7 million during the quarter.

We invested further in technology and innovation to continue delivering a high level of new products to our customers. Research and development expenses included in operating expense totaled $12.1 million for the three months ended December 31, 2014.

Late in the December quarter, the Company experienced an abrupt change in customer demand in the oil and gas markets that is expected to continue into the foreseeable future, coupled with the severe and persistent decline in the earthworks markets. This has had a corresponding effect on our projected sales levels and operating performance in our Infrastructure segment. As a result of these declining economic conditions preliminary non-cash pre-tax impairment charges of $376.5 million, or $5.24 per share were recorded in the Infrastructure segment in the December quarter. See Note 18 in our condensed consolidated financial statements set forth in Part I Item 1 of this Quarterly Report on Form 10-Q for a description of goodwill and other intangible assets (Note 18).

In January 2015, we announced additional restructuring actions to streamline the Company's cost structure with Phase 2 of restructuring initiatives. This is estimated to achieve an additional $40-$50 million of annualized savings and will incur $90-$100 million of pre-tax charges as it is being implemented over the next 12 to 24 months. These initiatives are expected to enhance operational efficiencies through the rationalization of certain manufacturing facilities as well as other employment and cost reduction programs. On a combined basis, both Phase 1 and Phase 2 restructuring programs are expected to produce annual ongoing pre-tax permanent savings of $90-$105 million. Together, total pre-tax charges for these initiatives are expected to be approximately $145-$160 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESTRUCTURING AND RELATED CHARGES AND SAVINGS
	Estimated Charges	Charges To Date	Estimated Annualized Savings	Savings To Date	Expected Completion Date
Phase 1	$55M-$60M	$39M	$50M-$55M	$12M	6/30/2016
Phase 2	$90M-$100M	—	$40M-$50M	—	12/31/2016
Total	$145M-$160M	$39M	$90M-$105M	$12M

The following narrative provides further discussion and analysis of our results of operations, liquidity and capital resources, as well as other pertinent matters.

RESULTS OF CONTINUING OPERATIONS

SALES

Sales for the three months ended December 31, 2014 were $675.6 million, a decrease of $14.3 million or 2 percent, from $689.9 million in the prior year quarter. The decrease in sales was driven by unfavorable currency exchange of 4 percent and organic decline of 2 percent, offset partially by a 3 percent increase from acquisition and a 1 percent increase due to more business days. The decrease in organic sales was primarily due to continuing weakness in the mining sector and deterioration in the energy market, offset partially by improved demand from customers in our Industrial end markets. Sales decreased by approximately 7 percent in earthworks, 3 percent in transportation and 1 percent in energy, while sales remained flat in aerospace and defense and increased 2 percent in general engineering markets.

Sales for the six months ended December 31, 2014 were $1,370.6 million, an increase of $60.8 million or 5 percent, from $1,309.7 million in the prior year period. The increase in sales was driven by 7 percent growth from acquisition and 1 percent increase due to more business days, partially offset by a 2 percent decline due to unfavorable currency exchange and 1 percent organic decline. The increase in sales was primarily due to slightly improved demand from customers in our Industrial end markets, partially offset by continued weakness in the mining sector and declines in the oil and gas markets in the second quarter. Excluding the impact of currency, sales increased by 3 percent in general engineering and decreased by approximately 7 percent in earthworks and 3 percent in aerospace and defense, while the transportation and energy markets remained flat.

GROSS PROFIT

Gross profit for the three months ended December 31, 2014 was $199.5 million, a decrease of $7.5 million from $207.0 million in the prior year quarter. The decrease was primarily due to organic sales decline and unfavorable business mix in the Infrastructure segment, partially offset by restructuring benefits. The gross profit margin for the three months ended December 31, 2014 was 29.5 percent, as compared to 30.0 percent generated in the prior year quarter.

Gross profit for the six months ended December 31, 2014 was $417.6 million, an increase of $12.4 million from $405.2 million in the prior year period. The increase was primarily due to contributions from the TMB acquisition, the benefit of a non-recurring inventory adjustment of approximately $6 million that occurred in the prior year and restructuring benefits, offset partially by organic sales decline and unfavorable business mix in the Infrastructure segment. The gross profit margin for the six months ended December 31, 2014 was 30.5 percent, as compared to 30.9 percent generated in the prior year period.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSE

Operating expense for the three months ended December 31, 2014 decreased $11.0 million or 7.4 percent to $137.5 million as compared to $148.4 million in the prior year quarter. The decrease was primarily due foreign currency exchange, lower employment costs and TMB acquisition-related charges of $1.7 million in the prior period, partially offset by $3.4 million of restructuring-related charges.

Operating expense for the six months ended December 31, 2014 increased $3.3 million or 1.2 percent to $285.9 million as compared to $282.7 million in the prior year period. The increase was primarily due to restructuring-related charges of $5.5 million and higher employment costs, offset partially by foreign currency exchange and TMB acquisition-related charges in the prior period.

RESTRUCTURING AND RELATED CHARGES AND ASSET IMPAIRMENT CHARGES
Restructuring and Related
We are implementing restructuring actions in conjunction with Phase 1 to achieve synergies across Kennametal as a result of the TMB acquisition by consolidating operations among both organizations, reducing administrative overhead and leveraging the supply chain. These restructuring actions are expected to be completed by the end of fiscal 2016 and are anticipated to be mostly cash expenditures.
We have recorded restructuring and related charges of $12.9 million for the three months ended December 31, 2014. Of this amount, restructuring charges totaled $6.7 million. Restructuring-related charges of $2.8 million were recorded in cost of goods sold and $3.4 million in operating expense for the three months ended December 31, 2014.
We have recorded restructuring and related charges of $20.4 million for the six months ended December 31, 2014. Of this amount, restructuring charges totaled $8.6 million, of which $0.2 million were charges related to inventory disposals and were recorded in cost of goods sold. Restructuring-related charges of $6.3 million were recorded in cost of goods sold and $5.5 million in operating expense for the six months ended December 31, 2014. Total restructuring and related charges since the inception of our restructuring plans through December 31, 2014 were $39.5 million. See Note 8 in our condensed consolidated financial statements set forth in Part I Item 1 of this Quarterly Report on Form 10-Q.

Asset Impairment

Late in the December quarter, the Company performed an interim impairment test of goodwill and indefinite-lived intangible assets for its Infrastructure reporting unit. This preliminary test was undertaken in view of the recent abrupt change in the global energy market, coupled with the severe and persistent decline in the earthworks markets. The test resulted in an estimated non-cash pre-tax impairment charge of $376.5 million, or $5.24 per share recorded in the Infrastructure segment in the December quarter, of which $375.0 million was for goodwill and $1.5 million was for an indefinite-lived trademark intangible asset. The goodwill impairment charge is subject to finalization of fair values, which we expect to complete in the third quarter of fiscal 2015. We also recorded a non-cash impairment charge of $5.5 million or $0.04 per share for an Infrastructure contract-based technology asset. See Note 18.

INTEREST EXPENSE

Interest expense for the three months ended December 31, 2014 stayed flat at $8.0 million compared to the prior year quarter.

For the six months ended December 31, 2014, interest expense increased $1.1 million to $16.2 million as compared to $15.1 million in the prior year period. The increase in was primarily due to higher year-over-year borrowings due to acquisitions.

OTHER EXPENSE, NET

Other expense, net for the three months ended December 31, 2014, was $2.2 million compared to other expense, net of $0.9 million, for the prior year quarter. The increase was primarily due to unfavorable currency exchange rate losses of $0.5 million.

Other expense, net for the six months ended December 31, 2014, was $0.4 million compared to other expense, net of $1.5 million, for the prior year period. The decrease was primarily due to favorable currency exchange rate gains of $1.8 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES
The effective income tax rate for the three months ended December 31, 2014 and 2013 was negative 12.7 percent (provision on a loss) and 40.8 percent (provision on income), respectively. The effective income tax rate for six months ended December 31, 2014 and 2013 was negative 20.1 percent (provision on a loss) and 31.8 percent (provision on income), respectively. The change in both periods was primarily driven by the asset impairment charges recorded in the current quarter, most of which could not be tax effected, lower relative U.S. current year earnings compared with the rest of the world where the tax rates are generally lower, and favorable effects of the extension of the credit for increase in research activities contained in the Tax Increase Prevention Act of 2014 that was enacted during the current quarter. The prior year rate included a tax charge related to a change in assertion of a foreign subsidiary’s certain undistributed earnings, which were no longer considered permanently reinvested.

BUSINESS SEGMENT REVIEW

We operate two reportable segments consisting of Industrial and Infrastructure. Expenses that are not allocated are reported in Corporate. Segment determination is based upon the manner in which we organize segments for making operating decisions and assessing performance, the availability of separate financial results and materiality considerations.
INDUSTRIAL

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2014	2013	2014	2013
Sales	$371,557	$370,647	$749,415	$708,876
Operating income	41,795	33,218	85,812	73,038

For the three months ended December 31, 2014, Industrial sales remained flat due to increases of 2 percent from organic growth, 1 percent from net acquisition and divestiture and 1 percent due to more business days, offset partially by unfavorable currency exchange impact of 4 percent. Excluding the impact of currency, sales increased 3 percent in general engineering and 2 percent in transportation, while aerospace and defense remained relatively flat. General engineering increased due to sales in the indirect channel and to tier suppliers in the Americas, and the transportation market increased due to new project tooling package sales in the Asia region. On a regional basis sales increased approximately 14 percent in Asia and 3 percent in the Americas, offset partially by a decrease of 1 percent in Europe. The sales increase in Asia was primarily driven by the performance in the transportation and aerospace and defense end markets. The sales increase in the Americas was primarily driven by the general engineering end markets.

For the three months ended December 31, 2014, Industrial operating income increased by $8.6 million, benefiting from organic growth, restructuring initiatives and lower employment costs. Industrial operating margin was 11.2 percent compared with 9.0 percent in the prior year.

For the six months ended December 31, 2014, Industrial sales increased by 6 percent due to increases of 4 percent from organic growth, 4 percent from net acquisition and divestiture and 1 percent from more business days, offset partially by 3 percent decrease due to unfavorable currency exchange. Excluding the impact of currency, sales increased by 5 percent in general engineering and 4 percent in transportation, offset partially by a decrease of 1 percent in aerospace and defense. General engineering increased due to improvements in production and overall demand for machinery and the transportation market increased due to new project tooling package sales in the Asia region and improvement in the light vehicle market. On a regional basis, sales increased approximately 11 percent in Asia and 5 percent in the Americas while sales remained flat in Europe. The sales increase in Asia was primarily driven by the performance in the transportation and aerospace and defense end markets and to a lesser extent the general engineering end markets. The sales increase in the Americas was primarily driven by the general engineering end markets.

For the six months ended December 31, 2014, Industrial operating income increased by $12.8 million, benefiting from acquisition and organic growth. Industrial operating margin was 11.5 percent compared with 10.3 percent in the prior year.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INFRASTRUCTURE

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2014	2013	2014	2013
Sales	$304,074	$319,289	$621,157	$600,867
Operating (loss) income	(371,920)	18,604	(352,699)	40,294

For the three months ended December 31, 2014, Infrastructure sales decreased by 5 percent, due to an 8 percent organic sales decline and a 3 percent unfavorable currency exchange impact, offset partially by a 5 percent increase from acquisition and 1 percent due to more business days. Excluding the impact of currency, sales decreased by 6 percent in earthworks and 3 percent in energy. Earthworks sales declined from persistently weak underground and surface mining globally, particularly in the U.S. and Asia, combined with reduced demand for road rehabilitation tools and less infrastructure development activity in China. Energy sales decreased due to lower activity in power generation and surface finishing projects, while oil and gas sales were relatively flat year over year. On a regional basis sales decreased 14 percent in Europe, 9 percent in Asia and 2 percent in the Americas. The sales decreases in all geographic regions were driven by the performance in the earthworks and energy markets.

For the three months ended December 31, 2014, Infrastructure operating loss was $371.9 million compared to operating income of $18.6 million for the prior year quarter. During the quarter non-cash pre-tax goodwill and other intangible asset impairment charges of $382.0 million were recorded. See Note 18. In addition, operating results were negatively impacted by lower organic sales as well as an unfavorable mix, partially offset by the benefits restructuring initiatives and lower employment costs.

For the six months ended December 31, 2014, Infrastructure sales increased by 3 percent, due to a 10 percent increase from acquisition and a 1 percent increase from more business days, partially offset by a 6 percent organic sales decline and a 2 percent impact from unfavorable currency exchange. Excluding the impact of currency, the sales decline was driven by a 7 percent decrease in earthworks and a 1 percent decrease in the energy markets. Earthworks sales declined from persistently weak underground and surface mining markets, globally, as well as lower road construction activity and less infrastructure development activity in China. Energy sales decreased due to lower activity in power generation and surface finishing projects. On a regional basis sales decreased 13 percent in Europe and 8 percent in Asia, while sales in the Americas remained flat. The sales decreases in Europe and Asia were driven by the performance in the earthworks and energy markets.

For the six months ended December 31, 2014, Infrastructure operating loss was $352.7 million compared to operating income of $40.3 million for the prior period. In addition to the aforementioned impairment charges, operating results for the current period were impacted by lower organic sales, unfavorable mix and higher employment costs, partly offset by the impacts of the TMB acquisition. Prior year operating income included a non-recurring inventory charge of $5.7 million.

CORPORATE

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2014	2013	2014	2013
Corporate unallocated expense	$(3,646)	$(2,106)	$(5,864)	$(4,787)

For the three months ended December 31, 2014, Corporate unallocated expense increased $1.5 million primarily due to restructuring related-charges of $1.8 million in the current period.

For the six months ended December 31, 2014, Corporate unallocated expense increased $1.1 million primarily due to an increase in restructuring related-charges of $0.7 million in the current period.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations and borrowings against our five-year, multi-currency, revolving credit facility (2011 Credit Agreement) are the primary sources of funding for capital expenditures and internal growth. Year to date December 31, 2014 cash flow provided by operating activities was $135.3 million, driven by our operating performance partially offset by the change in working capital. We had $174.1 million of borrowings outstanding on our 2011 Credit Agreement as of December 31, 2014.

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

The 2011 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of December 31, 2014. For the six months ended December 31, 2014, average daily borrowings outstanding under the 2011 Credit Agreement were approximately $237.6 million. Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries.

We consider the unremitted earnings of our non-U.S. subsidiaries that have not previously been taxed in the U.S. to be permanently reinvested. As of December 31, 2014, cash and cash equivalents of $96.3 million and short-term intercompany advances made by our foreign subsidiaries to our U.S. parent of $19.8 million would not be available for use in the U.S. on a long term basis without incurring U.S. federal and state income tax consequences. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

At December 31, 2014, cash and cash equivalents were $146.3 million, total debt was $962.6 million and total Kennametal Shareholders' equity was $1,499.3 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.

There have been no material changes in our contractual obligations and commitments since June 30, 2014.
Cash Flow Provided by Operating Activities
During the six months ended December 31, 2014, cash flow provided by operating activities was $135.3 million, compared to $84.6 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net loss and non-cash items amounting to an inflow of $111.8 million, partially offset by changes in certain assets and liabilities netting to an outflow of $23.5 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $75.0 million primarily driven by timing of payroll payments and a decrease in accrued bonus payable. Offsetting these cash outflows were a decrease in accounts receivable of $54.9 million due to lower sales volume and an increase in accrued income taxes of $45.6 million.

During the six months ended December 31, 2013, cash flow provided by operating activities consisted of net income and non-cash items amounting to an inflow of $149.5 million, partially offset by changes in certain assets and liabilities netting to an outflow of $64.9 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $34.3 million primarily driven by timing of payroll payments and a decrease in federal tax payments of $16.5 million, an increase in inventory of $27.0 million primarily driven by higher work in process and finished goods inventory, a decrease in other of $16.4 million and a decrease in accrued income taxes of $14.0 million. Offsetting these cash outflows were a decrease in accounts receivable of $26.9 million due to improved collections.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flow Used for Investing Activities
Cash flow used for investing activities was $53.8 million for the six months ended December 31, 2014, compared to $683.0 million in the prior year period. During the current year period, cash flow used for investing activities included capital expenditures, net of $53.7 million, which consisted primarily of equipment upgrades.

For the six months ended December 31, 2013, cash flow used for investing activities included $634.6 million used for acquisitions, primarily TMB of $607.0 million and two other acquisitions in the Infrastructure segment. Capital expenditures, net were $48.4 million, which consisted primarily of equipment upgrades.
Cash Flow (Used for) Provided by Financing Activities
Cash flow used for financing activities was $105.6 million for the six months ended December 31, 2014 compared to cash flow provided by financing activities of $382.0 million in the prior year period. During the current year period, cash flow used for financing activities primarily included $80.1 million net decrease in borrowings and $28.5 million of cash dividends paid to Shareholders. These cash flows were offset by $7.9 million of dividend reinvestment and the effect of employee benefit and stock plans.

For the six months ended December 31, 2013, cash flow provided by financing activities included $396.3 million net increase in borrowings and $18.1 million of dividend reinvestment and the effect of employee benefit and stock plans. These cash flows were offset by $28.2 million of cash dividends paid to Shareholders and $4.4 million used for the purchase of capital stock.

FINANCIAL CONDITION

Working capital was $845.3 million at December 31, 2014, a decrease of $117.2 million from $962.4 million at June 30, 2014. The decrease in working capital was primarily driven by a decrease in accounts receivable of $82.3 million due to lower sales volume, an increase in accrued income taxes of $49.3 million, a decrease in inventory of $40.9 million due to lower work in process and raw materials, a decrease in cash and cash equivalents of $31.7 million and an increase in notes payable of $14.4 million. Partially offsetting these items was a decrease in accounts payable of $47.4 million and a decrease in accrued expenses of $36.7 million driven by payroll timing and lower accrued bonus payable. Currency exchange effects accounted for $53.9 million of the working capital change.

Property, plant and equipment, net decreased $41.4 million from $884.5 million at June 30, 2014 to $843.1 million at December 31, 2014, primarily due to depreciation expense of $53.3 million and unfavorable currency exchange impact of $33.9 million during the current quarter, partially offset by capital expenditures of $54.7 million, which includes $6.5 million change in accounts payable related to purchases of property, plant and equipment.

At December 31, 2014, other assets were $1,035.4 million, a decrease of $423.1 million from $1,458.4 million at June 30, 2014. The primary drivers for the decrease were a decrease in goodwill of $396.0 million and a decrease in other intangible assets of $32.9 million. The change in goodwill was due to an impairment charge of in the Infrastructure segment of $375.0 million and unfavorable currency exchange effects. The change in other intangible assets was due to amortization expense of $14.0 million, Infrastructure contract-based technology and other intangible asset impairments of $12.0 million and unfavorable currency exchange effects of $7.1 million.

Long-term debt and capital leases decreased by $114.6 million to $867.1 million at December 31, 2014 from $981.7 million at June 30, 2014. This change was driven by the $113.0 million decrease of borrowings outstanding on our 2011 Credit Agreement.

Kennametal Shareholders' equity was $1,499.3 million at December 31, 2014, a decrease of $429.9 million from $1,929.3 million at June 30, 2014. The decrease was primarily due net loss attributable to Kennametal of $388.3 million, unfavorable currency exchange of $79.4 million and cash dividends paid to Shareholders of $28.5 million, partially offset by capital stock issued under employee benefit and stock plans of $16.7 million.

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

Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At December 31, 2014 and June 30, 2014, the balances of these reserves were $12.6 million and $11.0 million, respectively. These reserves represent anticipated costs associated with the remediation of these issues.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at December 31, 2014 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2014	1,130	$38.92	—	10,100,100
November 1 through November 30, 2014	1,987	44.90	—	10,100,100
December 1 through December 31, 2014	706	36.02	—	10,100,100
Total	3,823	$41.49	—

(1)
During the current period, 1,987 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 1,836 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.

(2)	On July 25, 2013, the Company publicly announced an amended repurchase program for up to 17 million shares of its outstanding capital stock.

ITEM 6. EXHIBITS

(3)	Articles of Incorporation and Bylaws
(3.1)	Articles of Incorporation (as amended through October 28, 2014)	Exhibit 3.1 of the Form 8-K filed October 30, 2014 (File No. 001-05318) is incorporated herein by reference.
(3.2)	By-Laws of Kennametal Inc. (as amended through October 28, 2014)	Exhibit 3.2 of the Form 8-K filed October 30, 2014 (File No. 001-05318) is incorporated herein by reference.
(10)	Material Contracts
(10.1)	Officer's Employment Agreement with Donald A. Nolan	Exhibit 10.1 of the Form 8-K filed November 17, 2014 (File No 001-05318) is incorporated herein by reference.
(10.2)	Form of Kennametal Inc. Nonstatutory Stock Option Award Agreement - CEO	Exhibit 10.2 of the Form 8-K filed November 17, 2014 (File No 001-05318) is incorporated herein by reference.
(10.3)	Form of Kennametal Inc. Restricted Stock Unit Award Agreement - CEO	Exhibit 10.3 of the Form 8-K filed November 17, 2014 (File No 001-05318) is incorporated herein by reference.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31.1)	Certification executed by Donald A. Nolan, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.
(31.2)	Certification executed by Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications
(32.1)
Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Donald A. Nolan, President and Chief Executive Officer of Kennametal Inc., and Frank P. Simpkins, Vice President and Chief Financial Officer of Kennametal Inc.
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

KENNAMETAL INC.

Date:	February 3, 2015	By:	/s/ Martha Fusco
Martha Fusco Vice President Finance and Corporate Controller