Form 10-Q
period 2015-03-31
KENNAMETAL INC
filed 2015-05-08
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at April 30, 2015
Capital Stock, par value $1.25 per share	79,276,283

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2015

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share amounts)	2015	2014	2015	2014
Sales	$638,970	$755,242	$2,009,543	$2,064,986
Cost of goods sold	439,500	516,287	1,392,516	1,420,823
Gross profit	199,470	238,955	617,027	644,163
Operating expense	138,025	152,298	423,972	434,983
Restructuring and asset impairment charges (Notes 8 and 18)	175,435	2,703	565,837	5,013
Amortization of intangibles	6,402	7,124	20,361	18,791
Operating (loss) income	(120,392)	76,830	(393,143)	185,376
Interest expense	7,760	8,883	23,929	24,001
Other (income) expense, net	(378)	(561)	32	906
(Loss) income before income taxes	(127,774)	68,508	(417,104)	160,469
(Benefit) provision for income taxes	(82,223)	16,514	(23,975)	45,750
Net (loss) income	(45,551)	51,994	(393,129)	114,719
Less: Net income attributable to noncontrolling interests	678	1,129	1,914	1,808
Net (loss) income attributable to Kennametal	$(46,229)	$50,865	$(395,043)	$112,911
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic (loss) earnings per share	$(0.58)	$0.65	$(4.98)	$1.44
Diluted (loss) earnings per share	$(0.58)	$0.64	$(4.98)	$1.42
Dividends per share	$0.18	$0.18	$0.54	$0.54
Basic weighted average shares outstanding	79,389	78,718	79,282	78,631
Diluted weighted average shares outstanding	79,389	79,744	79,282	79,622
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2015	2014	2015	2014
Net (loss) income	$(45,551)	$51,994	$(393,129)	$114,719
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges, net of income tax expense (benefit) of $1.9 million, ($0.0) million, $3.6 million and ($0.5) million, respectively	3,025	(8)	5,738	(851)
Reclassification of unrealized (gain) loss on expired derivatives designated and qualified as cash flow hedges, net of income tax (expense) benefit of ($0.4) million, $0.4 million, ($0.2) million and $0.9 million, respectively	(705)	659	(376)	1,508
Unrecognized net pension and other postretirement benefit gain (loss), net of income tax expense (benefit) of $1.6 million, ($0.0) million, $3.6 million and ($1.0) million, respectively	4,293	(104)	9,858	(2,880)
Reclassification of net pension and other postretirement benefit loss, net of income tax benefit of $0.3 million, $0.2 million, $1.0 million and $0.5 million, respectively	685	495	2,174	1,477
Foreign currency translation adjustments, net of income tax (benefit) expense of ($4.4) million, ($0.0) million, ($9.2) million and $2.1 million, respectively	(79,496)	(4,108)	(161,218)	35,477
Total comprehensive (loss) income	(117,749)	48,928	(536,953)	149,450
Comprehensive (loss) income attributable to noncontrolling interests	(585)	1,450	(1,623)	2,356
Comprehensive (loss) income attributable to Kennametal Shareholders	$(117,164)	$47,478	$(535,330)	$147,094
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	March 31, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$146,175	$177,929
Accounts receivable, less allowance for doubtful accounts of $12,681 and $14,027, respectively	451,534	531,515
Inventories (Note 11)	632,479	703,766
Deferred income taxes	43,295	47,897
Other current assets	67,829	64,089
Total current assets	1,341,312	1,525,196
Property, plant and equipment:
Land and buildings	409,662	437,783
Machinery and equipment	1,547,214	1,638,215
Less accumulated depreciation	(1,143,850)	(1,191,540)
Property, plant and equipment, net	813,026	884,458
Other assets:
Investments in affiliated companies	331	495
Goodwill (Note 18)	411,883	975,576
Other intangible assets, less accumulated amortization of $145,244 and $139,245, respectively (Note 18)	290,941	343,176
Deferred income taxes	31,537	41,006
Other	113,018	98,179
Total other assets	847,710	1,458,432
Total assets	$3,002,048	$3,868,086
LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases	$11,226	$7,662
Notes payable to banks	88,394	72,455
Accounts payable	174,312	206,891
Accrued income taxes	16,536	16,953
Accrued expenses	74,924	99,892
Other current liabilities	159,126	158,903
Total current liabilities	524,518	562,756
Long-term debt and capital leases, less current maturities (Note 12)	804,138	981,666
Deferred income taxes	71,078	118,092
Accrued pension and postretirement benefits	152,805	180,784
Accrued income taxes	14,566	21,384
Other liabilities	33,084	41,796
Total liabilities	1,600,189	1,906,478
Commitments and contingencies
EQUITY (Note 16)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 79,264 and 78,672 shares issued, respectively	99,080	98,340
Additional paid-in capital	415,100	395,890
Retained earnings	1,063,415	1,501,157
Accumulated other comprehensive loss	(206,418)	(66,131)
Total Kennametal Shareholders’ Equity	1,371,177	1,929,256
Noncontrolling interests	30,682	32,352
Total equity	1,401,859	1,961,608
Total liabilities and equity	$3,002,048	$3,868,086
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Nine Months Ended March 31,
(in thousands)	2015	2014
OPERATING ACTIVITIES
Net (loss) income	$(393,129)	$114,719
Adjustments for non-cash items:
Depreciation	79,281	76,340
Amortization	20,361	18,791
Stock-based compensation expense	14,252	14,922
Restructuring and asset impairment charges (Notes 8 and 18)	543,942	—
Deferred income tax provision	(51,766)	11,395
Other	2,632	1,343
Changes in certain assets and liabilities:
Accounts receivable	34,287	(35,816)
Inventories	6,582	(34,805)
Accounts payable and accrued liabilities	(21,690)	2,152
Accrued income taxes	(9,874)	(4,759)
Other	(5,302)	(11,040)
Net cash flow provided by operating activities	219,576	153,242
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(77,620)	(85,961)
Disposals of property, plant and equipment	1,300	928
Business acquisitions, net of cash acquired	—	(634,615)
Other	43	51
Net cash flow used for investing activities	(76,277)	(719,597)
FINANCING ACTIVITIES
Net increase in notes payable	17,090	52,879
Net increase in short-term revolving and other lines of credit	3,600	6,200
Term debt borrowings	62,950	558,533
Term debt repayments	(212,638)	(231,761)
Purchase of capital stock	(244)	(14,063)
Dividend reinvestment and the effect of employee benefit and stock plans	10,977	21,467
Cash dividends paid to Shareholders	(42,699)	(42,285)
Other	(3,824)	(628)
Net cash flow (used for) provided by financing activities	(164,788)	350,342
Effect of exchange rate changes on cash and cash equivalents	(10,265)	516
CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(31,754)	(215,497)
Cash and cash equivalents, beginning of period	177,929	377,316
Cash and cash equivalents, end of period	$146,175	$161,819
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

2.BASIS OF PRESENTATION

The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with our 2014 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2014 was derived from the audited balance sheet included in our 2014 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal adjustments. The results for the nine months ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2015 is to the fiscal year ending June 30, 2015. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

During the prior quarter, the Company revised its condensed consolidated statement of cash flow for the three months ended September 30, 2014 to correctly present the net cash flow provided by operating activities and effect of exchange rate changes on cash and cash equivalents, resulting in an increase of $8.4 million to operating cash flows and a corresponding decrease in effect of exchange rate changes on cash and cash equivalents. The Company has evaluated this error and determined that the impact of the error was not material to the previously issued interim and annual financial statements.

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
Issued
In April 2015, the FASB issued new guidance on the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. This standard is effective for Kennametal beginning July 1, 2016. The guidance is not expected to have a material effect under our current debt structure.
In April 2015, the FASB issued new guidance on accounting for fees paid in a cloud computing arrangement. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license and accounting for the arrangement as capitalized and amortized as an intangible asset or expensed as incurred as a service contract. This standard is effective for Kennametal beginning July 1, 2016. We are in the process of evaluating the impact of adoption on our condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	Nine Months Ended March 31,
(in thousands)	2015	2014
Cash paid during the period for:
Interest	$23,981	$22,038
Income taxes	35,700	33,155
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	6,470	8,600

5.	ACQUISITION

On November 4, 2013, the Company completed its transaction to acquire the Tungsten Materials Business (TMB) from Allegheny Technologies Incorporated for a purchase price of $607.0 million, net of cash acquired.

The accompanying condensed consolidated balance sheet as of March 31, 2015 reflects the final allocation of the purchase price. No material adjustments have been made to the allocation in conjunction with the finalization, which was completed in the December quarter.

Unaudited Pro Forma Financial Information
The following unaudited pro forma summary of operating results presents the consolidated results of operations assuming the TMB acquisition had occurred on July 1, 2012. These amounts were calculated after applying our accounting policies and adjusting TMB’s results to reflect increased depreciation and amortization expense resulting from recording fixed assets and intangible assets at fair value, as well as increased cost of sales resulting from recording inventory at fair value. The pro forma results have been presented for comparative purposes only, include no expected sales or cost synergies and are not indicative of future results of operations or what would have occurred had the acquisition been made on July 1, 2012.

Unaudited pro forma summary of operating results of Kennametal, assuming the acquisition had occurred as of July 1, 2012, are as follows:

Nine months ended March 31 (in thousands, except per share data)	2014
Pro forma (unaudited):
Net Sales	$2,206,920
Net income attributable to Kennametal	$151,985
Per share data attributable to Kennametal:
Basic earnings per share	$1.93
Diluted earnings per share	$1.91

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2015, the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$9,652	$—	$9,652
Total assets at fair value	$—	$9,652	$—	$9,652

Liabilities:
Derivatives (1)	$—	$1,096	$—	$1,096
Contingent consideration	—	—	10,000	10,000
Total liabilities at fair value	$—	$1,096	$10,000	$11,096

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

The fair value of contingent consideration payable that was classified as Level 3 relates to our probability assessments of expected future milestone targets, primarily associated with product delivery, related to a previous acquisition. The contingent consideration is to be paid over the next 2 years. During the nine months ended March 31, 2015, the Company paid $4.0 million in conjunction with achieved milestone targets. The Company reassessed this contingent consideration and determined that no adjustment to the fair value of the remaining contingent consideration was necessary and that no changes in the expected outcome have occurred during the quarter ended March 31, 2015.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheet are as follows:

(in thousands)	March 31, 2015	June 30, 2014
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$5,862	$184
Other current liabilities - range forward contracts	—	(6)
Other assets - range forward contracts	—	42
Total derivatives designated as hedging instruments	5,862	220
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	3,790	27
Other current liabilities - currency forward contracts	(1,096)	(1,047)
Total derivatives not designated as hedging instruments	2,694	(1,020)
Total derivatives	$8,556	$(800)

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

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2015	2014	2015	2014
Other (income) expense, net - currency forward contracts	$3,386	$(178)	$(3,783)	$(64)

CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive loss and are recognized as a component of other (income) expense, net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at March 31, 2015 and June 30, 2014, was $50.5 million and $91.1 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at March 31, 2015, we expect to recognize into earnings in the next 12 months $4.3 million of income on outstanding derivatives.
In February 2012, we settled forward starting interest rate swap contracts to convert $150.0 million of our floating rate debt to fixed rate debt. Upon settlement, we made a cash payment of $22.4 million. The loss is being amortized as a component of interest expense over the term of the related debt using the effective interest rate method. During the three months ended March 31, 2015 and 2014, $0.5 million and $0.5 million was recognized as interest expense, respectively. During the nine months ended March 31, 2015 and 2014, $1.5 million and $1.5 million was recognized as interest expense, respectively.
The following represents gains and losses related to cash flow hedges:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2015	2014	2015	2014
Gains (losses) recognized in other comprehensive loss (income), net	$3,025	$(8)	$5,738	$(851)
(Gains) losses reclassified from accumulated other comprehensive loss into other (income) expense, net	$(48)	$340	$453	$1,054
No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the nine months ended March 31, 2015 and 2014.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	RESTRUCTURING AND RELATED CHARGES AND ASSET IMPAIRMENT CHARGES
Restructuring and Related Charges
Phase 1
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
The total pre-tax charges for Phase 1 programs are expected to be in the range of $55 million to $60 million, which is expected to be approximately 50 percent Industrial and 50 percent Infrastructure. Total restructuring and related charges since inception of $44.2 million have been recorded for these Phase 1 programs through March 31, 2015: $27.1 million in Industrial, $14.9 million in Infrastructure, and $2.2 million in Corporate.
Phase 2
As previously set forth in the report for the quarterly period ended December 31, 2014 on Form 10-Q, we are implementing restructuring actions in conjunction with Phase 2 to streamline the Company's cost structure. These initiatives are expected to enhance operational efficiencies through the rationalization of certain manufacturing facilities as well as other employment and cost reduction programs. These restructuring actions are expected to be completed by December 2016 and are anticipated to be mostly cash expenditures.
The total pre-tax charges for Phase 2 programs are expected to be in the range of $90 million to $100 million, which is expected to be approximately 75 percent Industrial and 25 percent Infrastructure. Total restructuring and related charges since inception of $12.0 million have been recorded for these Phase 2 programs through March 31, 2015: $6.1 million in Industrial, $5.7 million in Infrastructure, and $0.2 million in Corporate.
Combined
During the nine months ended March 31, 2015, we recognized total restructuring and related charges of $37.1 million, of this amount, restructuring charges totaled $24.4 million, of which $0.3 million were charges related to inventory disposals and were recorded in cost of goods sold. Total restructuring-related charges of $6.5 million were recorded in cost of goods sold and $6.2 million in operating expense for the nine months ended March 31, 2015.
During the nine months ended March 31, 2014, we recorded restructuring charges of $5.0 million.
The restructuring accrual is recorded in other current liabilities in our condensed consolidated balance sheet and the amount attributable to each segment is as follows:

(in thousands)	June 30, 2014	Expense	Asset Write-Down	Other (2)	Translation	Cash Expenditures	March 31, 2015
Industrial
Severance	$5,815	$11,565	$—	$—	$(364)	$(7,312)	$9,704
Facilities	444	1,307	(1,261)	—	(31)	(459)	—
Other	67	37	—	—	(2)	(102)	—
Total Industrial	$6,326	$12,909	$(1,261)	$—	$(397)	$(7,873)	$9,704

Infrastructure
Severance	$2,458	$10,813	$—	$(459)	$(350)	$(6,749)	$5,713
Facilities	190	661	(522)	—	(16)	(279)	34
Other	28	6	—	—	(3)	(31)	—
Total Infrastructure	$2,676	$11,480	$(522)	$(459)	$(369)	$(7,059)	$5,747
Total	$9,002	$24,389	$(1,783)	$(459)	$(766)	$(14,932)	$15,451
(2) Special termination benefit charge for one of our U.S.-based benefit pension plans resulting from a plant closure - see Note 10.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands)	June 30, 2013	Expense	Asset Write-Down	Other	Translation	Cash Expenditures	March 31, 2014
Industrial
Severance	$—	$2,235	$—	$—	$2	$(1,074)	$1,163
Facilities	—	325	—	—	3	—	328
Other	—	76	—	—	1	(1)	76
Total Industrial	$—	$2,636	$—	$—	$6	$(1,075)	$1,567

Infrastructure
Severance	$—	$2,016	$—	$—	$2	$(969)	$1,049
Facilities	—	293	—	—	3	—	296
Other	—	68	—	—	—	—	68
Total Infrastructure	$—	$2,377	$—	$—	$5	$(969)	$1,413
Total	$—	$5,013	$—	$—	$11	$(2,044)	$2,980

Asset impairment Charges
See discussion on Infrastructure segment goodwill and other intangible asset impairment charges in Note 18.

9.	STOCK-BASED COMPENSATION
Stock Options
The assumptions used in our Black-Scholes valuation related to grants made during the nine months ended March 31, 2015 and 2014 were as follows:

	2015	2014
Risk-free interest rate	1.5%	1.3%
Expected life (years) (3)	4.5	4.5
Expected volatility (4)	32.5%	40.3%
Expected dividend yield	1.7%	1.6%
(3) Expected life is derived from historical experience.
(4) Expected volatility is based on the implied historical volatility of our stock.

Changes in our stock options for the nine months ended March 31, 2015 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2014	2,264,824	$33.95
Granted	436,541	40.81
Exercised	(308,844)	26.96
Lapsed and forfeited	(92,835)	41.53
Options outstanding, March 31, 2015	2,299,686	$35.88	4.6	$5,142
Options vested and expected to vest, March 31, 2015	2,256,996	$35.79	4.5	$5,142
Options exercisable, March 31, 2015	1,755,765	$34.31	3.3	$5,142
During the nine months ended March 31, 2015 and 2014, compensation expense related to stock options was $3.0 million and $3.9 million, respectively. As of March 31, 2015, the total unrecognized compensation cost related to options outstanding was $2.7 million and is expected to be recognized over a weighted average period of 2.7 years.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Weighted average fair value of options granted during the nine months ended March 31, 2015 and 2014 was $10.16 and $13.76, respectively. Fair value of options vested during the nine months ended March 31, 2015 and 2014 was $7.4 million and $5.0 million, respectively.
Tax benefits relating to excess stock-based compensation deductions are presented in the condensed consolidated statements of cash flow as financing cash inflows. Tax benefits resulting from stock-based compensation deductions exceeded amounts reported for financial reporting purposes by $1.6 million and $5.2 million for the nine months ended March 31, 2015 and 2014, respectively.
The amount of cash received from the exercise of capital stock options during the nine months ended March 31, 2015 and 2014 was $8.3 million and $16.4 million, respectively. The related tax benefit for the nine months ended March 31, 2015 and 2014 was $1.6 million and $3.6 million, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2015 and 2014 was $4.3 million and $11.5 million, respectively.
Under the provisions of the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013), plan participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during the nine months ended March 31, 2015 and 2014 was immaterial.

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
Changes in our time vesting and performance vesting restricted stock units for the nine months ended March 31, 2015 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested performance vesting and time vesting restricted stock units, June 30, 2014	197,356	$40.92	743,326	$39.20
Granted	88,536	43.16	445,366	42.16
Vested	(28,022)	38.95	(321,575)	36.60
Performance metric not achieved	(65,373)	43.16	—	—
Forfeited	(91,252)	42.96	(86,131)	42.52
Unvested performance vesting and time vesting restricted stock units, March 31, 2015	101,245	$43.00	780,986	$41.61
During the nine months ended March 31, 2015 and 2014, compensation expense related to time vesting and performance vesting restricted stock units was $11.1 million and $10.8 million, respectively. As of March 31, 2015, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $15.0 million and is expected to be recognized over a weighted average period of 2.6 years.

10.	BENEFIT PLANS
We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to some U.S. employees.
During the nine months ended March 31, 2015 we recognized a special termination benefit charge of $0.5 million and a curtailment loss of $0.4 million for one of our U.S.-based defined benefit pension plans resulting from a plant closure. The special termination benefit charge was recognized in restructuring expense.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below summarizes the components of net periodic pension (income):

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2015	2014	2015	2014
Service cost	$1,349	$1,731	$4,148	$5,179
Interest cost	9,575	10,311	29,256	30,795
Expected return on plan assets	(14,797)	(14,920)	(44,744)	(44,632)
Amortization of transition obligation	18	20	58	58
Amortization of prior service credit	(72)	(58)	(213)	(175)
Recognition of actuarial losses	871	671	2,809	1,983
Curtailment loss	—	—	358	—
Special termination benefit charge	—	—	459	—
Net periodic pension (income)	$(3,056)	$(2,245)	$(7,869)	$(6,792)

The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2015	2014	2015	2014
Service cost	$27	$14	$81	$42
Interest cost	259	251	778	753
Amortization of prior service credit (cost)	(28)	(28)	(83)	(84)
Recognition of actuarial loss	207	79	621	237
Curtailment gain	—	—	(221)	—
Net periodic other postretirement benefit cost	$465	$316	$1,176	$948

The curtailment gain of $0.2 million during the nine months ended March 31, 2015 was a result of the plant closure discussed above.

11.	INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 47 percent and 43 percent of total inventories at March 31, 2015 and June 30, 2014, respectively. Since inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

Inventories consisted of the following:

(in thousands)	March 31, 2015	June 30, 2014
Finished goods	$345,617	$371,599
Work in process and powder blends	269,584	308,129
Raw materials	116,160	126,004
Inventories at current cost	731,361	805,732
Less: LIFO valuation	(98,882)	(101,966)
Total inventories	$632,479	$703,766

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.	LONG-TERM DEBT
Our $600 million five-year, multi-currency, revolving credit facility (2011 Credit Agreement) requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of March 31, 2015. We had $113.9 million and $287.1 million of borrowings outstanding under the 2011 Credit Agreement as of March 31, 2015 and June 30, 2014, respectively. Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries. The 2011 Credit Agreement matures in April 2018.
Fixed rate debt had a fair market value of $712.5 million and $705.3 million at March 31, 2015 and June 30, 2014, respectively. The Level 2 fair value is determined based on the quoted market price of this debt as of March 31, 2015 and June 30, 2014, respectively.

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
Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At March 31, 2015 and June 30, 2014, the balances of these reserves were $12.2 million and $11.0 million. These reserves represent anticipated costs associated with the remediation of these issues.
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
The effective income tax rate for the three months ended March 31, 2015 and 2014 was 64.4 percent (benefit on a loss) and 24.1 percent (provision on income), respectively. The effective income tax rate for nine months ended March 31, 2015 and 2014 was 5.7 percent (benefit on a loss) and 28.5 percent (provision on income), respectively. The change in both periods was primarily driven by the asset impairment charges recorded in the current and prior quarters and lower relative U.S. current year earnings compared with the rest of the world where the tax rates are generally lower. The current period includes a $2.1 million tax charge incurred in the quarter related to a change in assertion with respect to a portion of our foreign subsidiaries’ undistributed earnings, which are no longer considered permanently reinvested. The remaining undistributed earnings of our foreign subsidiaries are indefinitely reinvested and no deferred taxes have been provided on those earnings.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	EARNINGS PER SHARE
Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that would occur related to the issuance of capital stock under stock option grants and restricted stock units. The difference between basic and diluted earnings per share relates solely to the effect of capital stock options and restricted stock units.
For the three and nine months ended March 31, 2015, the effect of unexercised capital stock options and unvested restricted stock units was anti-dilutive as a result of a net loss in the periods and therefore has been excluded from diluted shares outstanding as well as from the diluted earnings per share calculation. For purposes of determining the number of diluted shares outstanding for the three and nine months ended March 31, 2014, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options and unvested restricted stock units by 1.0 million and 1.0 million shares, respectively. Unexercised capital stock options and restricted stock units of 1.7 million and 0.2 million shares for the three months ended March 31, 2015 and 2014, respectively, and 1.3 million and 0.3 million shares for the nine months ended March 31, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore the inclusion would have been anti-dilutive.

16.	EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests as of March 31, 2015 and 2014 is as follows:

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2014	$98,340	$395,890	$1,501,157	$(66,131)	$32,352	$1,961,608
Net (loss) income	—	—	(395,043)	—	1,914	(393,129)
Other comprehensive loss	—	—	—	(140,287)	(3,537)	(143,824)
Dividend reinvestment	7	237	—	—	—	244
Capital stock issued under employee benefit and stock plans	740	19,210	—	—	—	19,950
Purchase of capital stock	(7)	(237)	—	—	—	(244)
Cash dividends paid	—	—	(42,699)	—	(47)	(42,746)
Balance as of March 31, 2015	$99,080	$415,100	$1,063,415	$(206,418)	$30,682	$1,401,859

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2013	$97,303	$374,300	$1,399,227	$(89,004)	$30,467	$1,812,293
Net income	—	—	112,911	—	1,808	114,719
Other comprehensive income	—	—	—	34,184	547	34,731
Dividend reinvestment	6	223	—	—	—	229
Capital stock issued under employee benefit and stock plans	1,241	27,758	—	—	—	28,999
Purchase of capital stock	(412)	(13,651)	—	—	—	(14,063)
Cash dividends paid	—	—	(42,285)	—	(65)	(42,350)
Balance as of March 31, 2014	$98,138	$388,630	$1,469,853	$(54,820)	$32,757	$1,934,558

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

The components of, and changes in, AOCL were as follows (net of tax) for the three months ended March 31, 2015 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, December 31, 2014	$(86,688)	$(40,637)	$(8,158)	$(135,483)
Other comprehensive loss before reclassifications	4,293	(78,233)	3,025	(70,915)
Amounts reclassified from AOCL	685	—	(705)	(20)
Net current period other comprehensive loss	4,978	(78,233)	2,320	(70,935)
AOCL, March 31, 2015	$(81,710)	$(118,870)	$(5,838)	$(206,418)

Attributable to noncontrolling interests:
Balance, December 31, 2014	$—	$(1,187)	$—	$(1,187)
Other comprehensive loss before reclassifications	—	(1,263)	—	(1,263)
Net current period other comprehensive loss	—	(1,263)	—	(1,263)
AOCL, March 31, 2015	$—	$(2,450)	$—	$(2,450)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of, and changes in, AOCL were as follows (net of tax) for the nine months ended March 31, 2015 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2014	$(93,742)	$38,811	$(11,200)	$(66,131)
Other comprehensive loss before reclassifications	9,858	(157,681)	5,738	(142,085)
Amounts reclassified from AOCL	2,174	—	(376)	1,798
Net current period other comprehensive loss	12,032	(157,681)	5,362	(140,287)
AOCL, March 31, 2015	$(81,710)	$(118,870)	$(5,838)	$(206,418)

Attributable to noncontrolling interests:
Balance, June 30, 2014	$—	$1,087	$—	$1,087
Other comprehensive loss before reclassifications	—	(3,537)	—	(3,537)
Net current period other comprehensive loss	—	(3,537)	—	(3,537)
AOCL, March 31, 2015	$—	$(2,450)	$—	$(2,450)

The components of, and changes in, AOCL were as follows (net of tax) for the three months ended March 31, 2014 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, December 31, 2013	$(85,731)	$46,773	$(12,475)	$(51,433)
Other comprehensive (loss) income before reclassifications	(104)	(4,429)	(8)	(4,541)
Amounts reclassified from AOCL	495	—	659	1,154
Net current period other comprehensive (loss) income	391	(4,429)	651	(3,387)
AOCL, March 31, 2014	$(85,340)	$42,344	$(11,824)	$(54,820)

Attributable to noncontrolling interests:
Balance, December 31, 2013	$—	$948	$—	$948
Other comprehensive income before reclassifications	—	320	—	320
Net current period other comprehensive income	—	320	—	320
AOCL, March 31, 2014	$—	$1,268	$—	$1,268

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of, and changes in, AOCL were as follows (net of tax) for the nine months ended March 31, 2014 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2013	$(83,937)	$7,414	$(12,481)	$(89,004)
Other comprehensive (loss) income before reclassifications	(2,880)	34,930	(851)	31,199
Amounts reclassified from AOCL	1,477	—	1,508	2,985
Net current period other comprehensive (loss) income	(1,403)	34,930	657	34,184
AOCL, March 31, 2014	$(85,340)	$42,344	$(11,824)	$(54,820)

Attributable to noncontrolling interests:
Balance, June 30, 2013	$—	$721	$—	$721
Other comprehensive income before reclassifications	—	547	—	547
Net current period other comprehensive income	—	547	—	547
AOCL, March 31, 2014	$—	$1,268	$—	$1,268

Reclassifications out of AOCL for the three and nine months ended March 31, 2015 and 2014, respectively consisted of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
Details about AOCL components	2015	2014	2015	2014	Affected line item in the Income Statement
Gains and losses on cash flow hedges:
Forward starting interest rate swaps	$505	$486	$1,515	$1,459	Interest expense
Currency exchange contracts	(1,653)	577	(2,127)	973	Other (income) expense, net
Total before tax	(1,148)	1,063	(612)	2,432
Tax (expense) benefit	(443)	404	(236)	924	Provision for income taxes
Net of tax	$(705)	$659	$(376)	$1,508

Postretirement benefit plans:
Amortization of transition obligations	$18	$20	$58	$58	See note 10 for further details
Amortization of prior service credit	(100)	(86)	(296)	(259)	See note 10 for further details
Recognition of actuarial losses	1,078	750	3,430	2,220	See note 10 for further details
Total before taxes	996	684	3,192	2,019
Tax benefit	311	189	1,018	542	Provision for income taxes
Net of tax	$685	$495	$2,174	$1,477

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of the net assets of acquired companies. Goodwill and other intangible assets with indefinite lives are tested at least annually for impairment. Consistent with the prior year, the Company performed its annual impairment test of goodwill and indefinite lived intangible assets as of March 31st. Historically, we performed this analysis during the June quarter end in connection with our annual planning process; however, this process was accelerated in the current year and finalized during the March quarter end. We also perform specific impairment tests on an interim basis based on the results of an ongoing cumulative qualitative assessment if indicative of impairment of the goodwill for a reporting unit or an indefinite-lived intangible asset. We evaluate the recoverability of goodwill for each of our reporting units by comparing the fair value of each reporting unit with its carrying value. The fair values of our reporting units are determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit. We evaluate the recoverability of indefinite-lived intangible assets using a discounted cash flow analysis based on projected financial information. This evaluation is sensitive to changes in market interest rates and other external factors.

Identifiable assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. During the March and December quarter ends, we performed reviews of our identifiable assets with finite lives and determined that the assets were not impaired.

2015 December Quarter End Impairment Charge
Late in the December quarter end, the Company experienced an abrupt change in customer demand in the oil and gas markets that is expected to continue into the foreseeable future, coupled with the severe and persistent decline in the earthworks markets. In view of the severe downturn in the global Infrastructure markets in the December quarter ended, we made an assessment of the possible impairment of the goodwill and other long-lived assets of our Infrastructure reporting unit. As a result of this assessment, we determined that the magnitude and duration of the economic downturn of the Infrastructure end markets; the overall financial performance of the Infrastructure reporting unit; a change in composition or carrying amount of Infrastructure net assets and the testing for recoverability of a significant asset group within Infrastructure; and a sustained trend of decrease in the Company’s share price necessitated an interim impairment test of our Infrastructure reporting unit. As previously disclosed, we recorded a preliminary non-cash pre-tax impairment charge of $376.5 million in the Infrastructure segment, of which $375.0 million was for goodwill and $1.5 million was for an indefinite-lived trademark intangible asset.

During the March quarter ended, we completed our review of the fair values related to intangibles and property, plant and equipment in relation to the preliminary charge. We recorded an additional $6.8 million charge for an indefinite-lived trademark intangible asset based upon completion of the December valuation.

2015 March Quarter End Impairment Charge
As of March 31, 2015, the Company performed its annual impairment test of goodwill and indefinite-lived intangible assets. We recorded an additional non-cash pre-tax impairment charge of $152.9 million in the Infrastructure reporting unit, of which $152.5 million was for goodwill and $0.4 million was for an indefinite-lived trademark intangible asset. These charges were due to the continued weakening of the overall financial performance of the Infrastructure reporting unit, which is driven by the further decline in the future outlook for the global energy market being more severe than originally indicated during the second quarter 2015 impairment testing discussed above, coupled with the extended persistence of the downturn in the earthworks markets into the foreseeable future. Since the Infrastructure reporting unit goodwill and indefinite-lived intangible assets were adjusted to their estimated fair values in connection with the impairment charges, and because certain trademarks have subsequently been written down because they were partially impaired (as discussed above), there is not a significant excess of fair value over the carrying values as of March 31, 2015. If current expectations of future growth rates are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then one or more intangible assets might become impaired in the future. The Industrial reporting unit passed the annual impairment test with estimated fair value exceeding carrying values by a material amount.

The further acceleration or extended persistence of the current downturn in the global end markets could have a further negative impact on our business and financial performance. We are currently exploring strategic alternatives for several businesses mostly within the Infrastructure segment, which have total estimated net book values of approximately $170 million to $250 million as of March 31, 2015. As the strategic direction has not yet been determined for these businesses, the Company cannot determine if additional impairment charges are either probable or estimable.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Industrial	Infrastructure	Total
Gross goodwill	$472,337	$654,081	$1,126,418
Accumulated impairment losses	(150,842)	—	(150,842)
Balance as of June 30, 2014	$321,495	$654,081	$975,576

Activity for the nine months ended March 31, 2015:
Acquisition	2,984	—	2,984
Translation	(24,910)	(14,267)	(39,177)
Change in gross goodwill	(21,926)	(14,267)	(36,193)
Impairment charges	—	(527,500)	(527,500)

Gross goodwill	450,411	639,814	1,090,225
Accumulated impairment losses	(150,842)	(527,500)	(678,342)
Balance as of March 31, 2015	$299,569	$112,314	$411,883

The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	March 31, 2015		June 30, 2014
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract-based	3 to 15	$8,509	$(6,781)	$23,446	$(10,820)
Technology-based and other	4 to 20	52,186	(28,644)	54,842	(28,516)
Customer-related	10 to 21	273,790	(84,640)	285,751	(76,376)
Unpatented technology	10 to 30	59,092	(13,679)	61,867	(12,549)
Trademarks	5 to 20	18,415	(11,500)	19,256	(10,984)
Trademarks	Indefinite	24,193	—	37,259	—
Total		$436,185	$(145,244)	$482,421	$(139,245)

During the nine months ended March 31, 2015, an impairment of $10.5 million was recorded for a contract-based technology intangible asset that was part of the Infrastructure segment, resulting in a non-cash impairment charge of $5.5 million and a reduction in a liability of $5.0 million.

As previously mentioned, we recorded $8.7 million of impairment charges for an indefinite-lived trademark intangible asset as a result of the impairment tests of our Infrastructure segment.
During the nine months ended March 31, 2015, we recorded amortization expense of $20.4 million related to our other intangible assets and unfavorable currency translation adjustments of $12.8 million.

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
The Company has two reportable segments that are defined as its operating segments: Industrial and Infrastructure.

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
Our sales and operating (loss) income by segment are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2015	2014	2015	2014
Sales:
Industrial	$354,810	$399,669	$1,104,225	$1,108,546
Infrastructure	284,160	355,573	905,318	956,440
Total sales	$638,970	$755,242	$2,009,543	$2,064,986
Operating (loss) income:
Industrial	$35,311	$51,403	$121,123	$124,441
Infrastructure (5)	(153,100)	28,012	(505,799)	68,305
Corporate	(2,603)	(2,585)	(8,467)	(7,370)
Total operating (loss) income	(120,392)	76,830	(393,143)	185,376
Interest expense	7,760	8,883	23,929	24,001
Other (income) expense, net	(378)	(561)	32	906
(Loss) income from continuing operations before income taxes	$(127,774)	$68,508	$(417,104)	$160,469
 (5) See Note 18 regarding impairment charges for goodwill and other intangible assets.

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

Our sales of $639.0 million for the quarter ended March 31, 2015 decreased 15.4 percent compared to sales for the quarter ended March 31, 2014. Operating loss was $120.4 million, compared to operating income of $76.8 million in the prior year quarter. Our operating results were negatively impacted by impairment charges of $159.7 million, organic sales decline, unfavorable currency exchange, unfavorable mix in Infrastructure and increased restructuring and related charges, offset partially by the benefits from restructuring initiatives.

We reported current quarter loss per diluted share of $0.58, which included $0.90 per share of goodwill and other intangible asset impairment charges, $0.12 per share of restructuring and related charges and $0.02 per share of tax redeployment expense.

We generated strong cash flow from operating activities of $219.6 million during the nine months ended March 31, 2015. Capital expenditures were $77.6 million during the quarter.

We invested further in technology and innovation to continue delivering a high level of new products to our customers. Research and development expenses included in operating expense totaled $11.0 million for the three months ended March 31, 2015.

During the March quarter ended, the Company finalized the non-cash pre-tax impairment charge for its Infrastructure reporting unit previously recognized in the December quarter ended. As a result of this finalization, an additional non-cash pre-tax charge of $6.8 million, or $0.04 per share was recorded against an indefinite-lived trademark intangible asset. The Company also performed its annual impairment test of goodwill and indefinite-lived intangible assets. As a result of our test, we recorded an additional non-cash pre-tax goodwill and other intangible asset impairment charge of $152.9 million, or $0.86 per share in the Infrastructure reporting unit due to the continued weakening of the overall financial performance of the Infrastructure reporting unit driven by the further decline in the future outlook for the global energy market being more severe than originally indicated during the second quarter 2015 impairment testing, coupled with the extended persistence of the downturn in the earthworks markets into the foreseeable future. The Industrial reporting unit passed the annual impairment test with estimated fair value exceeding carrying values by a material amount. See Note 18 in our condensed consolidated financial statements set forth in Part I Item 1 of this Quarterly Report on Form 10-Q for a description of goodwill and other intangible assets (Note 18).

The permanent savings that we are realizing from Phase 1 restructuring are the result of programs that we have undertaken over the past 18 months. Pre-tax benefits from these restructuring actions reached approximately $8 million in the current quarter due to rationalization of certain manufacturing facilities and workforce reduction programs, of which approximately $7 million were incremental to the same quarter one year ago.

The permanent savings that we are realizing from Phase 2 restructuring are the result of programs that we have undertaken over the past 3 months. Pre-tax benefits from these restructuring actions were approximately $1 million in the current quarter due to employment and cost reduction programs. These benefits were incremental to the same quarter one year ago.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In May 2015, we announced additional restructuring actions with Phase 3 of restructuring initiatives. This is estimated to achieve an additional $25-$30 million of annualized savings and will incur $40-$45 million of pre-tax charges as it is being implemented over the next 24 months. These initiatives are expected to enhance operational efficiencies through an enterprise-wide cost reduction program as well as the consolidation of certain manufacturing facilities. On a combined basis, all restructuring programs are expected to produce annual ongoing pre-tax permanent savings of $115-$135 million. Combined, total pre-tax charges for these initiatives are expected to be approximately $185-$205 million.

RESTRUCTURING AND RELATED CHARGES AND SAVINGS
	Estimated Charges	Charges To Date	Estimated Annualized Savings	Savings To Date	Expected Completion Date
Phase 1	$55M-$60M	$44M	$50M-$55M	$20M	6/30/2016
Phase 2	$90M-$100M	$12M	$40M-$50M	$1M	12/31/2016
Phase 3	$40M-$45M	—	$25M-$30M	—	3/31/2017
Total	$185M-$205M	$56M	$115M-$135M	$21M

The following narrative provides further discussion and analysis of our results of operations, liquidity and capital resources, as well as other pertinent matters.

RESULTS OF CONTINUING OPERATIONS

SALES

Sales for the three months ended March 31, 2015 were $639.0 million, a decrease of $116.3 million or 15 percent, from $755.2 million in the prior year quarter. The decrease in sales was driven by organic decline of 9 percent and unfavorable currency exchange of 6 percent. The decrease in organic sales was primarily due to further deterioration in the energy market, particularly oil and gas, and continuing weakness in the mining sector. Excluding the impact of currency exchange, sales decreased by approximately 20 percent in energy, approximately 15 percent in earthworks, approximately 5 percent in aerospace and defense, approximately 3 percent in general engineering and approximately 1 percent in transportation markets.

Sales for the nine months ended March 31, 2015 were $2,009.5 million, a decrease of $55.4 million or 3 percent, from $2,065.0 million in the prior year period. The decrease in sales was driven by 4 percent organic decline and unfavorable currency exchange of 3 percent, offset partially by 4 percent net increase from acquisition and divestiture activity. The decrease in sales was primarily due to continued weakness in the mining sector and declines in the energy market, particularly oil and gas, in the latter half of the period, offset partially by slightly improved demand from customers in our general engineering end market. Excluding the impact of currency exchange, sales decreased by approximately approximately 10 percent in earthworks, approximately 7 percent in energy, approximately 4 percent in aerospace and defense and increased approximately 1 percent in general engineering, while the transportation market remained relatively flat.

GROSS PROFIT

Gross profit for the three months ended March 31, 2015 was $199.5 million, a decrease of $39.5 million from $239.0 million in the prior year quarter. The decrease was primarily due to organic sales decline, unfavorable business mix in the Infrastructure segment and unfavorable currency exchange, partially offset by restructuring benefits. The gross profit margin for the three months ended March 31, 2015 was 31.2 percent, as compared to 31.6 percent generated in the prior year quarter.

Gross profit for the nine months ended March 31, 2015 was $617.0 million, a decrease of $27.1 million from $644.2 million in the prior year period. The decrease was primarily due to organic sales decline, unfavorable business mix in the Infrastructure segment and unfavorable currency exchange, offset partially by contributions from the TMB acquisition, restructuring benefits and the benefit of a non-recurring inventory adjustment of approximately $6 million that occurred in the prior year. The gross profit margin for the nine months ended March 31, 2015 was 30.7 percent, as compared to 31.2 percent generated in the prior year period.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSE

Operating expense for the three months ended March 31, 2015 decreased $14.3 million or 9.4 percent to $138.0 million as compared to $152.3 million in the prior year quarter. The decrease was primarily due to foreign currency exchange impact of $9.1 million, restructuring benefits, lower restructuring related charges of $1.6 million and the impact of cost reduction initiatives.

Operating expense for the nine months ended March 31, 2015 decreased $11.0 million or 2.5 percent to $424.0 million as compared to $435.0 million in the prior year period. The decrease was primarily due to foreign currency exchange impact of $13.1 million, partially offset by higher employment costs and higher restructuring related charges of $1.1 million.

RESTRUCTURING AND RELATED CHARGES AND ASSET IMPAIRMENT CHARGES
Restructuring and Related Charges
We have recorded restructuring and related charges of $16.7 million for the three months ended March 31, 2015. Of this amount, restructuring charges totaled $15.7 million. Restructuring-related charges of $0.3 million were recorded in cost of goods sold and $0.7 million in operating expense for the three months ended March 31, 2015.
We have recorded restructuring and related charges of $37.1 million for the nine months ended March 31, 2015. Of this amount, restructuring charges totaled $24.4 million, of which $0.3 million were charges related to inventory disposals and were recorded in cost of goods sold. Restructuring-related charges of $6.5 million were recorded in cost of goods sold and $6.2 million in operating expense for the nine months ended March 31, 2015. Total restructuring and related charges since the inception of our restructuring plans through March 31, 2015 were $44.2 million. See Note 8 in our condensed consolidated financial statements set forth in Part I Item 1 of this Quarterly Report on Form 10-Q.
Phase 1
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

Phase 2
We are implementing restructuring actions in conjunction with Phase 2 to streamline the Company's cost structure. These initiatives are expected to enhance operational efficiencies through the rationalization of certain manufacturing facilities as well as other employment and cost reduction programs. These restructuring actions are expected to be completed by December 2016 and are anticipated to be mostly cash expenditures.

Asset Impairment Charges
We have recorded non-cash pre-tax asset impairment charges of $159.7 million and $541.7 million for the three and nine months ended March 31, 2015, respectively. See Note 18.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2015 decreased $1.1 million to $7.8 million as compared to $8.9 million in the prior year quarter. The decrease in interest expense was primarily due to lower year-over-year borrowings.

For the nine months ended March 31, 2015, interest expense stayed relatively flat at $23.9 million compared to $24.0 million in the prior year period.

OTHER (INCOME) EXPENSE, NET

Other income, net for the three months ended March 31, 2015, was $0.4 million compared to other income, net of $0.6 million, for the prior year quarter. The decrease was primarily due to lower interest income, offset partially by gains on derivatives.

Other expense, net for the nine months ended March 31, 2015, was $0.0 million compared to other expense, net of $0.9 million, for the prior year period. The decrease was primarily due to gains on derivatives.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES
The effective income tax rate for the three months ended March 31, 2015 and 2014 was 64.4 percent (benefit on a loss) and 24.1 percent (provision on income), respectively. The effective income tax rate for nine months ended March 31, 2015 and 2014 was 5.7 percent (benefit on a loss) and 28.5 percent (provision on income), respectively. The change in both periods was primarily driven by the asset impairment charges recorded in the current and prior quarters and lower relative U.S. current year earnings compared with the rest of the world where the tax rates are generally lower. The current period includes a $2.1 million tax charge incurred in the quarter related to a change in assertion with respect to a portion of our foreign subsidiaries’ undistributed earnings, which are no longer considered permanently reinvested. The remaining undistributed earnings of our foreign subsidiaries are indefinitely reinvested and no deferred taxes have been provided on those earnings.

BUSINESS SEGMENT REVIEW

We operate two reportable segments consisting of Industrial and Infrastructure. Expenses that are not allocated are reported in Corporate. Segment determination is based upon the manner in which we organize segments for making operating decisions and assessing performance, the availability of separate financial results and materiality considerations.
INDUSTRIAL

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2015	2014	2015	2014
Sales	$354,810	$399,669	$1,104,225	$1,108,546
Operating income	35,311	51,403	121,123	124,441

For the three months ended March 31, 2015, Industrial sales decreased by 11 percent due to unfavorable currency exchange of 8 percent, organic decline of 2 percent and 1 percent from divestiture. Excluding the impact of currency exchange, sales decreased approximately 6 percent in aerospace and defense and approximately 1 percent in general engineering, while transportation increased approximately 2 percent. New project tooling packages in the Asian transportation market offset weakness in Europe and Americas to deliver low single digit growth while general engineering was impacted by very weak global demand in the energy market. On a regional basis sales decreased 6 percent in Europe and 4 percent in the Americas, offset partially by an increase of 12 percent in Asia. The sales decreases in both Europe and the Americas was primarily driven by the performance in the aerospace and defense and transportation end markets and to a lesser extent the general engineering end market. The sales increase in Asia was primarily driven by the transportation end market.

For the three months ended March 31, 2015, Industrial operating income decreased by $16.1 million, driven by organic sales decline and increased restructuring and related charges of $7.1 million, offset partially by restructuring benefits and decreased operating expense as a result of cost reduction efforts. Industrial operating margin was 10.0 percent compared with 12.9 percent in the prior year.

For the nine months ended March 31, 2015, Industrial sales remained flat due to unfavorable currency exchange of 4 percent, offset partially by 2 percent organic growth and 2 percent from net acquisition and divestiture activity. Excluding the impact of currency exchange, sales increased by approximately 3 percent in transportation and approximately 3 percent in general engineering, offset partially by a decrease of approximately 3 percent in aerospace and defense. General engineering strengthened due to continued growth of the indirect channel, while growing softness in Europe and the Americas impacted transportation performance, offset partially by strengthening transportation performance in the Asia region from ongoing demand for tooling packages. On a regional basis, sales increased 12 percent in Asia and 3 percent in the Americas while sales decreased approximately 1 percent in Europe. The sales increase in Asia was driven by the performance in the transportation and aerospace and defense end markets and to a lesser extent the general engineering end markets. The sales increase in the Americas was driven by the general engineering end market. The sales decrease in Europe was driven by declines in the aerospace and defense and to a lesser extent the transportation end market.

For the nine months ended March 31, 2015, Industrial operating income decreased by $3.3 million, driven by increased restructuring and related charges of $17.4 million, offset partially by organic and acquisition growth, restructuring benefits and decreased operating expense as a result of cost reduction efforts. Industrial operating margin was 11.0 percent compared with 11.2 percent in the prior year.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INFRASTRUCTURE

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2015	2014	2015	2014
Sales	$284,160	$355,573	$905,318	$956,440
Operating (loss) income	(153,100)	28,012	(505,799)	68,305

For the three months ended March 31, 2015, Infrastructure sales decreased by 20 percent, due to a 16 percent organic sales decline and a 4 percent unfavorable currency exchange impact. Excluding the impact of currency exchange, sales decreased by approximately 23 percent in energy and approximately 15 percent in earthworks. Energy sales decreased with an accelerated decline in demand for oil and gas products in all regions. Extended weakening in mining activity, particularly in the U.S. and Asia, coupled with stagnant U.S. road rehabilitation tool demand and reduced project spending globally led to lower earthworks sales. On a regional basis sales decreased 18 percent in the Americas, 15 percent in Asia and 11 percent in Europe. The sales decreases in the Americas and Europe were driven by the performance in both the earthworks and energy end markets. The sales decreases in Asia was driven primarily by the earthworks end market, offset partially by an increase in the energy end market.

For the three months ended March 31, 2015, Infrastructure operating loss was $153.1 million compared to operating income of $28.0 million for the prior year quarter. During the quarter non-cash pre-tax goodwill and other intangible asset impairment charges of $159.7 million were recorded. See Note 18. In addition, operating results were negatively impacted by lower organic sales, unfavorable mix and higher restructuring and related charges of $6.3 million, partially offset by the impact of raw materials prices, restructuring benefits and decreased operating expense as a result of cost reduction efforts.

For the nine months ended March 31, 2015, Infrastructure sales decreased by 5 percent, due to a 9 percent organic sales decline and a 2 percent impact from unfavorable currency exchange, offset partially by a 6 percent increase from acquisition. Excluding the impact of currency exchange, sales decreased by approximately 10 percent in earthworks and approximately 8 percent in the energy markets. Earthworks sales declined due to persistently weak underground and surface mining markets globally, as well as lower road rehabilitation activity and less infrastructure development in China. Energy sales decreased due to weakening demand in oil and gas markets, coupled with lower activity in power generation and surface finishing projects. On a regional basis sales decreased 12 percent in Europe, 10 percent in Asia and 5 percent in the Americas. The sales decreases in all geographic regions were driven by the performance in both the earthworks and energy markets.

For the nine months ended March 31, 2015, Infrastructure operating loss was $505.8 million compared to operating income of $68.3 million for the prior period. In addition to all aforementioned impairment charges, operating results for the current period were impacted by lower organic sales, unfavorable mix and higher restructuring and related charges of $12.2 million, partly offset by the impacts of the TMB acquisition and restructuring benefits. Prior year operating income included a non-recurring inventory charge of $5.7 million.

CORPORATE

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2015	2014	2015	2014
Corporate unallocated expense	$(2,603)	$(2,585)	$(8,467)	$(7,370)

For the three months ended March 31, 2015, Corporate unallocated expense remained flat compared to the prior year quarter.

For the nine months ended March 31, 2015, Corporate unallocated expense increased $1.1 million primarily due to restructuring related-charges of $2.4 million in the current period.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations is the primary source of funding for capital expenditures and internal growth. Year to date March 31, 2015 cash flow provided by operating activities was $219.6 million, driven by our operating performance and working capital improvements.

Our five-year, multi-currency, revolving credit facility (2011 Credit Agreement) is used to augment cash from operations and as an additional source of funds. The 2011 Credit Agreement permits revolving credit loans of up to $600.0 million for working capital, capital expenditures and general corporate purposes. The 2011 Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2011 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The 2011 Credit Agreement matures in April 2018. We had $113.9 million of borrowings outstanding on our 2011 Credit Agreement as of March 31, 2015.

The 2011 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of March 31, 2015. For the nine months ended March 31, 2015, average daily borrowings outstanding under the 2011 Credit Agreement were approximately $214.1 million. Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries.

Except as noted below, we consider the unremitted earnings of our non-U.S. subsidiaries that have not previously been taxed in the U.S. to be permanently reinvested. As of March 31, 2015, we have cash and cash equivalents of $100.0 million and short-term intercompany advances made by our foreign subsidiaries to our U.S. parent of $17.8 million which are not available for use in the U.S. without incurring U.S. federal and state income tax consequences. We have not repatriated, nor do we anticipate the need to repatriate, funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business or associated with our domestic debt service requirements. Notwithstanding the above, we are planning to redeploy cash from certain non-U.S. subsidiaries to reduce foreign and U.S. debt by approximately $50 to $100 million before the end of the fiscal year. As such, the current period includes a tax charge related to this change in assertion with respect to a portion of our foreign subsidiaries' undistributed earnings, which are no longer considered permanently reinvested. The remaining undistributed earnings of our foreign subsidiaries continue to be indefinitely reinvested and would not be available for use in the U.S. on a long term basis without incurring U.S. federal and state income tax consequences.

At March 31, 2015, cash and cash equivalents were $146.2 million, total debt was $903.8 million and total Kennametal Shareholders' equity was $1,371.2 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.

There have been no material changes in our contractual obligations and commitments since June 30, 2014.
Cash Flow Provided by Operating Activities
During the nine months ended March 31, 2015, cash flow provided by operating activities was $219.6 million, compared to $153.2 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net loss and non-cash items amounting to an inflow of $215.6 million and by changes in certain assets and liabilities netting to an inflow of $4.0 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts receivable of $34.3 million due to lower sales volume and a decrease in inventory of $6.6 million. Offsetting these cash inflows were an increase of accounts payable and accrued liabilities of $21.7 million primarily driven by payroll timing and lower accrued compensation-related accounts, an increase in accrued income taxes of $9.9 million and a decrease in other of $5.3 million.

During the nine months ended March 31, 2014, cash flow provided by operating activities consisted of net income and non-cash items amounting to an inflow of $237.5 million, partially offset by changes in certain assets and liabilities netting to an outflow of $84.3 million. Contributing to the changes in certain assets and liabilities were an increase in accounts receivable of $35.8 million primarily due to higher sales, an increase in inventory of $34.8 million primarily driven by higher work in process and finished goods inventory and a decrease in other of $11.0 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flow Used for Investing Activities
Cash flow used for investing activities was $76.3 million for the nine months ended March 31, 2015, compared to $719.6 million in the prior year period. During the current year period, cash flow used for investing activities included capital expenditures, net of $76.3 million, which consisted primarily of equipment upgrades.

For the nine months ended March 31, 2014, cash flow used for investing activities included $634.6 million used for acquisitions, primarily TMB of $607.0 million and two other acquisitions in the Infrastructure segment. Capital expenditures, net were $85.0 million, which consisted primarily of equipment upgrades.
Cash Flow (Used for) Provided by Financing Activities
Cash flow used for financing activities was $164.8 million for the nine months ended March 31, 2015 compared to cash flow provided by financing activities of $350.3 million in the prior year period. During the current year period, cash flow used for financing activities primarily included $129.0 million net decrease in borrowings and $42.7 million of cash dividends paid to Shareholders. These cash flows were offset by $11.0 million of dividend reinvestment and the effect of employee benefit and stock plans.

For the nine months ended March 31, 2014, cash flow provided by financing activities included $385.9 million net increase in borrowings and $21.5 million of dividend reinvestment and the effect of employee benefit and stock plans. These cash flows were offset by $42.3 million of cash dividends paid to Shareholders and $14.1 million used for the purchase of capital stock.

FINANCIAL CONDITION

Working capital was $816.8 million at March 31, 2015, a decrease of $145.6 million from $962.4 million at June 30, 2014. The decrease in working capital was primarily driven by a decrease in accounts receivable of $80.0 million due to lower sales volume; a decrease in inventory of $71.3 million due to lower work in process, finished goods and raw materials; a decrease in cash and cash equivalents of $31.8 million; and an increase in current maturities of long-term debt and capital leases and notes payable of $19.5 million. Partially offsetting these items was a decrease in accounts payable of $32.6 million and a decrease in accrued expenses of $25.0 million driven by payroll timing and lower accrued compensation-related accounts. Currency exchange effects accounted for $91.8 million of the working capital change.

Property, plant and equipment, net decreased $71.4 million from $884.5 million at June 30, 2014 to $813.0 million at March 31, 2015, primarily due to depreciation expense of $79.3 million and unfavorable currency exchange impact of $58.4 million during the current quarter, partially offset by capital expenditures of $77.6 million, which includes $6.5 million change in accounts payable related to purchases of property, plant and equipment.

At March 31, 2015, other assets were $847.7 million, a decrease of $610.7 million from $1,458.4 million at June 30, 2014. The primary drivers for the decrease were a decrease in goodwill of $563.7 million and a decrease in other intangible assets of $52.2 million. The change in goodwill was due to impairment charges in the Infrastructure segment of $527.5 million and unfavorable currency exchange effects. The change in other intangible assets was due to amortization expense of $20.4 million, Infrastructure contract-based technology and other intangible asset impairments of $19.2 million and unfavorable currency exchange effects of $12.8 million.

Long-term debt and capital leases decreased by $177.5 million to $804.1 million at March 31, 2015 from $981.7 million at June 30, 2014. This change was driven by the $173.2 million decrease of borrowings outstanding on our 2011 Credit Agreement.

Kennametal Shareholders' equity was $1,371.2 million at March 31, 2015, a decrease of $558.1 million from $1,929.3 million at June 30, 2014. The decrease was primarily due net loss attributable to Kennametal of $395.0 million, unfavorable currency exchange of $161.2 million and cash dividends paid to Shareholders of $42.7 million, partially offset by capital stock issued under employee benefit and stock plans of $20.0 million.

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

Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At March 31, 2015 and June 30, 2014, the balances of these reserves were $12.2 million and $11.0 million, respectively. These reserves represent anticipated costs associated with the remediation of these issues.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at March 31, 2015 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2015	103	$31.42	—	10,100,100
February 1 through February 28, 2015	2,362	35.42	—	10,100,100
March 1 through March 31, 2015	3,555	33.29	—	10,100,100
Total	6,020	$34.09	—

(1)
During the current period, 2,131 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 3,889 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.

(2)	On July 25, 2013, the Company publicly announced an amended repurchase program for up to 17 million shares of its outstanding capital stock.

ITEM 6. EXHIBITS

(10)	Material Contracts
(10.1)	Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013)	Exhibit 10.1 of the Form 8-K filed February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
(10.2)	Amendment No. 1 the Kennametal Inc. 2006 Executive Retirement Plan (as amended December 30, 2008)	Exhibit 10.2 of the Form 8-K filed February 2, 2015 (File No. 001-05318) is incorporated herein by reference.

(10.3)	Form of Kennametal Inc. Performance Unit Award (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.3 of the Form 8-K filed February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
(10.4)	Form of Kennametal Inc. Restricted Unit Award (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.4 of the Form 8-K filed February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
(10.5)
Form of Kennametal Inc. Restricted Unit Award for Non-Employee Directors (granted under Amendment No. 1 to the
Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))
Exhibit 10.5 of the Form 8-K filed February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
(10.6)	Form of Kennametal Inc. Restricted Unit Award – Alternate Form (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.6 of the Form 8-K filed February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
(10.7)	Form of Kennametal Inc. Restricted Unit Award – CEO (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.7 of the Form 8-K filed February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
(10.8)	Form of Kennametal Inc. Nonstatutory Stock Option Award (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.8 of the Form 8-K filed February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
(10.9)
Form of Kennametal Inc. Nonstatutory Stock Option Award for Non-Employee Directors (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))
Exhibit 10.9 of the Form 8-K filed February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
(10.10)
Form of Kennametal Inc. Nonstatutory Stock Option Award – Alternate Form (granted under Amendment No. 1 to the
Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))
Exhibit 10.10 of the Form 8-K filed February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
(10.11)	Form of Kennametal Inc. Nonstatutory Stock Option Award – CEO (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.11 of the Form 8-K filed February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
(10.12)
Form of Kennametal Inc. Cash Settled Share-Based Award for China-based Employees (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))
Exhibit 10.12 of the Form 8-K filed February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
(10.13)
Form of Kennametal Inc. Stock Appreciation Right Award for China-based Employees (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))
Exhibit 10.13 of the Form 8-K filed February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31.1)	Certification executed by Donald A. Nolan, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.
(31.2)	Certification executed by Martha Fusco, Interim Chief Financial Officer, Vice President Finance and Corporate Controller of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications
(32.1)
Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Donald A. Nolan, President and Chief Executive Officer of Kennametal Inc., and Martha Fusco, Interim Chief Financial Officer, Vice President Finance and Corporate Controller of Kennametal Inc.
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

KENNAMETAL INC.

Date:	May 8, 2015	By:	/s/ Martha Fusco
Martha Fusco Interim Chief Financial Officer Vice President Finance and Corporate Controller