Form 10-K
period 2015-06-30
KENNAMETAL INC
filed 2015-08-13
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]
As of December 31, 2014, the aggregate market value of the registrant’s Capital Stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $2,089,500,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant’s Capital Stock have been deemed affiliates.
As of July 31, 2015, there were 79,420,596 of the Registrant’s Capital Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III.

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not relate strictly to historical or current facts. For example, statements about Kennametal's outlook for earnings, sales volumes, and cash flow for its fiscal year 2016, its expectations regarding future growth and any statements regarding future operating or financial performance or events are forward-looking. We have also included forward looking statements in this Form 10-K concerning, among other things, our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position, and product development. These statements are based on current estimates that involve inherent risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, our actual results could vary materially from our current expectations. There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements. They include: economic recession; availability and cost of the raw materials we use to manufacture our products; our foreign operations and international markets, such as foreign currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; our ability to protect and defend our intellectual property; competition; our ability to retain our management and employees; demands on management resources; potential claims relating to our products; integrating acquisitions and achieving the expected savings and synergies; business divestitures; global or regional catastrophic events; energy costs; commodity prices; labor relations; demand for and market acceptance of new and existing products; and implementation of environmental remediation matters. We provide additional information about many of the specific risks we face in the “Risk Factors” Section of this Annual Report on Form 10-K. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I

ITEM 1 - BUSINESS
OVERVIEW From its founding in 1938, the McKenna family incorporated Kennametal Inc. (sometimes referred to herein as “Kennametal” or “the Company”) in Pennsylvania in 1943. As a global industrial leader, Kennametal delivers productivity solutions to customers seeking peak performance in demanding environments. The Company provides innovative wear-resistant products, application engineering and services backed by advanced material science serving customers across diverse sectors of industrial production, transportation, earthworks, energy, infrastructure and aerospace. Kennametal solutions are built around industry-essential technology platforms, including precision-engineered metalworking tools and components, surface technologies and earth cutting tools that are mission-critical to customer operations battling extreme conditions associated with wear fatigue, corrosion and high temperatures. The Company’s reputation for material and industrial technology excellence, as well as expertise and innovation in the development of custom solutions and services, contributes to its leading position in its primary industrial and infrastructure markets. End users of the Company’s products include manufacturers, metalworking suppliers, machinery operators and processors engaged in a diverse array of industries, including the manufacture of transportation vehicles and systems; machine tool, light machinery and heavy machinery industries; airframe and aerospace components and systems, defense; as well as producers and suppliers in equipment-intensive operations such as coal mining, road construction, quarrying, oil and gas exploration, refining, production and supply.
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
BUSINESS SEGMENT REVIEW The Company manages and reports its business in the following two segments: Industrial and Infrastructure. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities, the manner in which we organize segments for making operating decisions and assessing performance and the availability of separate financial results. Sales and operating income by segment are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation set forth in Item 7 of this annual report on Form 10-K (MD&A). Additional segment data is provided in Note 19 of our consolidated financial statements set forth in Item 8 of this annual report on Form 10-K (Item 8) which is incorporated herein by reference.
INDUSTRIAL In the Industrial segment, we focus on customers in the transportation, general engineering, aerospace and defense market sectors, as well as the machine tool industry. Our customers in these end markets use our products and services in the manufacture of engines, airframes, automobiles, trucks, ships and other various types of industrial equipment. The technology and customization requirements we provide vary by customer, application and industry. The value we deliver to our Industrial segment customers centers on knowledge of our customers' processes, application expertise and our diverse offering of products and services.
INFRASTRUCTURE In the Infrastructure segment, we focus on customers in the energy and earthworks market sectors who support primary industries such as oil and gas, power generation and chemicals; underground, surface and hard-rock mining; highway construction and road maintenance; and process industries such as food and beverage. Our success is determined by our associates gaining an in-depth understanding of our customers’ engineering and development needs, to be able to offer complete system solutions and high-performance capabilities to optimize and add value to their operations.

INTERNATIONAL OPERATIONS During 2015, we generated approximately 55 percent of our sales in markets outside of the United States of America (U.S.), with principal international operations in Western Europe, Asia, Canada and Latin America. In addition, we operate additional manufacturing and distribution facilities in Israel and South Africa, while serving customers through sales offices, agents and distributors in Eastern Europe and other parts of the world. While geographic diversification helps to minimize the sales and earnings impact of respective demand changes in any one particular region, our international operations are subject to normal risks of doing business globally, including fluctuations in currency exchange rates and changes in social, political and economic environments.
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
GENERAL DEVELOPMENT OF BUSINESS We began fiscal 2015 within expected performance overall in the first half of the year. However, late in the December quarter end, the Company experienced an abrupt change in customer demand in the oil and gas markets that is expected to continue at least through the first half of fiscal year 2016, coupled with the severe and persistent decline in the earthworks markets. This resulted in significantly lower demand for our products in the energy and earthworks end markets in all major geographic regions. This had a corresponding effect on our sales levels, operating performance and financial results in the latter half of the year.
In response to the impact of the decline in demand for these end markets, we have undertaken and will continue to aggressively implement restructuring and other actions, which include consolidating operations, reducing administrative overhead, leveraging the supply chain, rationalizing certain manufacturing facilities and implementing enterprise-wide and employment-related cost reduction programs. We also have taken, and will continue to take, other specific and targeted steps to maximize cash flow and liquidity. We remain confident in our ability to manage through the markets' downturns and are poised to respond quickly to further changes in the markets while continuing to serve our customers and preserve our competitive strengths. At the same time, we will maintain a sharp focus on cash flow. Further discussion and analysis of the development in our business is set forth in MD&A in Item 7 of this annual report on Form 10-K.
ACQUISITIONS AND DIVESTITURES We continue to evaluate new opportunities for the expansion of existing product lines into new market areas where appropriate. We also continue to evaluate opportunities for the introduction of new and/or complementary product offerings into new and/or existing market areas where appropriate. However, rather than evaluating potential acquisitions in the near term, we expect to continue to grow our business and further enhance our market position through the investment opportunities that exist within our core businesses.
We are currently exploring strategic alternatives for several businesses mostly within the Infrastructure segment, which have total estimated net book values of approximately $170 million to $250 million. Our portfolio review will be ongoing and not a onetime effort.
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
RAW MATERIALS AND SUPPLIES Major metallurgical raw materials consist of ore concentrates, compounds and secondary materials containing tungsten, tantalum, titanium, niobium and cobalt. Although an adequate supply of these raw materials currently exists, our major sources for raw materials are located abroad and prices fluctuate at times. We have entered into extended raw material supply agreements and will implement product price increases as deemed necessary to mitigate rising costs. For these reasons, we exercise great care in selecting, purchasing and managing availability of raw materials. We also purchase steel bars and forgings for making toolholders and other tool parts, as well as for producing rotary cutting tools and accessories. We obtain products purchased for use in manufacturing processes and for resale from thousands of suppliers located in the U.S. and abroad. Our internal capabilities help mitigate our reliance on third parties for raw materials as they provide access to additional sources of raw materials and offer tungsten carbide recycling capabilities.

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
Research and development expenses included in operating expense totaled $45.1 million, $44.0 million and $39.7 million in 2015, 2014 and 2013, respectively.
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

Reserves for other potential environmental issues at June 30, 2015 and 2014 were $12.6 million and $11.0 million, respectively. The reserves that we have established for environmental liabilities represent our best current estimate of the costs of addressing all identified environmental situations, based on our review of currently available evidence, and take into consideration our prior experience in remediation and that of other companies, as well as public information released by the USEPA, other governmental agencies, and by the PRP groups in which we are participating. Although the reserves currently appear to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and we can give no assurance that our estimate of any environmental liability will not increase or decrease in the future. The reserved and unreserved liabilities for all environmental concerns could change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs and the involvement of and direction taken by the U.S. government on these matters.
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
EMPLOYEES We employed approximately 12,700 people at June 30, 2015, of which approximately 4,800 were located in the U.S. and 7,900 in other parts of the world, principally Europe, Asia Pacific and India. At June 30, 2015, approximately 3,300 of the above employees were represented by labor unions. We consider our labor relations to be generally good.
AVAILABLE INFORMATION Our Internet address is www.kennametal.com. On the SEC Filings page of our Web Site, which is accessible under the "About Us" tab, under Investor Relations, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): our annual report on Form 10-K, our annual proxy statement, our annual Form SD, our annual reports on Form 11-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act). Our SEC Filings page of our Web Site also includes Forms 3, 4 and 5 filed pursuant to Section 16(a) of the Exchange Act. All filings posted on our SEC Filings page of our Web Site are available to be viewed on the Web page free of charge. On the Corporate Governance page of our Web Site, which is under the "About Us" tab, under Investor Relations, we post the following charters and guidelines: Audit Committee Charter, Compensation Committee Charter, Nominating/Corporate Governance Committee Charter, Kennametal Inc. Corporate Governance Guidelines and Kennametal Inc. Stock Ownership Guidelines. On the Ethics and Compliance page of our Web Site, which is under the "About Us" tab, under Company Profile, we post our Code of Business Ethics and Conduct and our Conflict Minerals Statement. All charters and guidelines posted on our Web pages are available to be viewed on our Web page free of charge. Information contained on our Web site is not part of this annual report on Form 10-K or our other filings with the SEC. Copies of this annual report on Form 10-K and those items disclosed on the Corporate Governance and Ethics and Compliance pages of our Web Site are available without charge upon written request to: Investor Relations, Quynh McGuire, Kennametal Inc., 1600 Technology Way, P.O. Box 231 Latrobe, Pennsylvania 15650-0231.

ITEM 1A – RISK FACTORS
This section describes material risks to our business that are currently known to us. Our business, financial condition or results of operations may be materially affected by a number of factors. Our management regularly monitors the risks inherent in our business, with input and assistance from our Enterprise Risk Management department. In addition to real time monitoring, we conduct a formal, annual, enterprise-wide risk assessment to identify factors and circumstances that might present significant risk to the Company. Many of these factors are discussed throughout this report. The risks below, however, are not exhaustive. We operate in a rapidly changing environment. Other risks that we currently believe to be immaterial could become material in the future. We also are subject to legal and regulatory change. New factors can emerge, and it is not possible to predict the outcome of all other factors on our business, financial condition or results of operations. The following discussion details some of the important factors and uncertainties that we believe could cause Kennametal’s actual results to differ materially from those projected in any forward-looking statements:
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

There can be no assurance that our restructuring efforts will have the intended effects. We are in the process of implementing restructuring and other actions to improve our manufacturing costs and operating expenses. However, there is no assurance that these actions, or any others that we have taken or may take, will be sufficient to counter any future economic or industry disruptions. We cannot provide assurance that we will not incur additional restructuring charges or impairment charges, or that we will achieve all of the anticipated benefits from restructuring actions we have taken. If we are unable to effectively restructure our operations in the light of evolving market conditions, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our international operations pose certain risks that may adversely impact sales and earnings. We have manufacturing operations and assets located outside of the U.S., including but not limited to those in Western Europe, Brazil, Canada, China, India, Israel and South Africa. We also sell our products to customers and distributors located outside of the U.S. During the year ended June 30, 2015, approximately 55 percent of our consolidated sales were derived from non-U.S. markets. These international operations are subject to a number of special risks, in addition to the risks of our domestic business, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulations, labor unrest, risk of governmental expropriation, domestic and foreign customs and tariffs, current and changing regulatory environments (including, but not limited to, the risks associated with the importation and exportation of products and raw materials), risk of failure of our foreign employees to comply with both U.S. and foreign laws, including antitrust laws, trade regulations and the Foreign Corrupt Practices Act, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, political instability and unrest and risks of increases in taxes. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. To the extent we are unable to effectively manage our international operations and these risks, our international sales may be adversely affected, we may be subject to additional and unanticipated costs, and we may be subject to litigation or regulatory action. As a consequence, our business, financial condition and results of operations could be seriously harmed.
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

Impairment of goodwill and other intangible assets with indefinite lives could result in a negative impact on our financial condition and results of operations. At June 30, 2015, goodwill and other intangible assets, net of accumulated amortization, totaled $704.1 million or 25% of our total assets. Goodwill results from acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. At a minimum, we assess annually whether there has been impairment in the value of our intangible assets. If future operating performance at one or more of our reporting units were to fall significantly below current levels, we could record, under current applicable accounting rules, a non-cash impairment charge for goodwill or other intangible asset impairment. Any determination requiring the impairment of a significant portion of goodwill or other intangible assets would negatively affect our financial condition and results of operations.
Our continued success depends on our ability to protect and defend our intellectual property. Our future success depends in part upon our ability to protect and defend our intellectual property. We rely principally on nondisclosure agreements and other contractual arrangements and trade secret laws and, to a lesser extent, trademark and patent laws, to protect our intellectual property. However, these measures may be inadequate to protect our intellectual property from infringement by others or prevent misappropriation of our proprietary rights. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do U.S. laws. If one of our patents is infringed upon by a third party, we may need to devote significant time and financial resources to attempt to halt the infringement. We may not be successful in defending the patents involved in such a dispute. Similarly, while we do not knowingly infringe on patents, copyrights or other intellectual property rights owned by other parties, we may be required to spend a significant amount of time and financial resources to resolve any infringement claims against us. We may not be successful in defending our position or negotiating an alternative remedy. Our inability to protect our proprietary information and enforce or defend our intellectual property rights in proceedings initiated by or against us could have a material adverse effect on our business, financial condition and results of operations.
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

Our future operating results may be affected by fluctuations in the prices and availability of raw materials. The raw materials we use for our products include ore concentrates, compounds and secondary materials containing tungsten, tantalum, titanium, niobium and cobalt. A significant portion of our raw materials is supplied by sources outside of the U.S. The raw materials industry as a whole is highly cyclical and at times pricing and supply can be volatile due to a number of factors beyond our control, including natural disasters, general economic and political conditions, labor costs, competition, import duties, tariffs and currency exchange rate fluctuations. This volatility can significantly affect our raw material costs. In an environment of increasing raw material prices, competitive conditions can affect how much of the price increases in raw materials that we can recover in the form of higher sales prices for our products. To the extent we are unable to pass on any raw material price increases to our customers, our profitability could be adversely affected. Furthermore, restrictions in the supply of tungsten, cobalt and other raw materials could adversely affect our operating results. If the prices for our raw materials increase or we are unable to secure adequate supplies of raw materials on favorable terms, our profitability could be impaired. If the prices for our raw materials decrease, we could face product pricing challenges.
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
We may not be able to complete, manage or integrate acquisitions successfully. In the past, we have acquired companies and we may continue to evaluate acquisition opportunities that have the potential to support and strengthen our business. We can give no assurances, however, that any acquisition opportunities will arise or if they do, that they will be consummated, or that additional financing, if needed, will be available on satisfactory terms. In addition, acquisitions involve inherent risks that the businesses acquired will not perform in accordance with our expectations. We may not be able to achieve the synergies and other benefits we expect from the integration of acquisitions as successfully or rapidly as projected, if at all. Our failure to consummate an acquisition or effectively integrate newly acquired operations could prevent us from realizing our expected strategic growth and rate of return on an acquired business and could have a material and adverse effect on our results of operations and financial condition.
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

ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 2 – PROPERTIES
Our principal executive offices are located at 1600 Technology Way, P.O. Box 231, Latrobe, Pennsylvania, 15650. A summary of our principal manufacturing facilities and other materially important properties is as follows:

Location	Owned/Leased	Principal Products	Segment
United States:
Gurley, Alabama	Owned	Metallurgical Powders	Infrastructure
Huntsville, Alabama	Owned	Metallurgical Powders	Infrastructure
Irondale, Alabama	Owned	Custom Fabricated Wear Plate Solutions and Pins	Infrastructure
Madison, Alabama	Owned	Tungsten Heavy Alloy	Infrastructure
Rogers, Arkansas	Owned/Leased	Carbide Products and Pelletizing Die Plates	Infrastructure
University Park, Illinois	Owned	Custom Fabricated Wear Plate Solutions	Infrastructure
Rockford, Illinois	Owned	Indexable Tooling	Industrial
Goshen, Indiana	Leased	Powders; Welding Rods, Wires and Machines	Infrastructure

Location	Owned/Leased	Principal Products	Segment
New Albany, Indiana	Leased	High Wear Coating for Steel Parts	Infrastructure
Greenfield, Massachusetts	Owned	High-Speed Steel Taps	Industrial
Shelby Township, Michigan	Leased	Thermal Deburring and High Energy Finishing	Industrial
Traverse City, Michigan	Owned	Wear Parts	Industrial
Elko, Nevada	Owned	Custom Fabricated Wear Plate Solutions	Infrastructure
Fallon, Nevada	Owned	Metallurgical Powders	Infrastructure
Asheboro, North Carolina	Owned	Carbide Round Tools	Industrial
Henderson, North Carolina	Owned	Metallurgical Powders	Infrastructure
Roanoke Rapids, North Carolina	Owned	Metalworking Inserts	Industrial
Cleveland, Ohio	Leased	Distribution	Industrial
Orwell, Ohio	Owned	Metalworking Inserts	Industrial
Solon, Ohio	Owned	Metalworking Toolholders	Industrial
Whitehouse, Ohio	Owned	Metalworking Inserts and Round Tools	Industrial
Bedford, Pennsylvania	Owned/Leased	Mining and Construction Tools and Wear Parts and Distribution	Infrastructure
Irwin, Pennsylvania	Owned/Leased	Carbide Wear Parts and Abrasive Flow Machining	Industrial
New Castle, Pennsylvania	Owned/Leased	Specialty Metals and Alloys	Industrial
Waynesboro, Pennsylvania	Owned	Thread Rolling Tooling	Industrial
Johnson City, Tennessee	Owned	Metalworking Inserts	Industrial
La Vergne, Tennessee	Owned	Metalworking Inserts	Industrial
Houston, Texas	Owned	Downhole Drilling Carbide Components	Infrastructure
Chilhowie, Virginia	Owned	Mining and Construction Tools and Wear Parts	Infrastructure
New Market, Virginia	Owned	Metalworking Toolholders	Industrial
International:
La Paz, Bolivia	Owned	Tungsten Concentrate	Infrastructure
Indaiatuba, Brazil	Leased	Metalworking Carbide Drills and Toolholders	Industrial
Belleville, Canada	Owned	Casting Components, Coatings and Powder Metallurgy Components	Infrastructure
Victoria, Canada	Owned	Wear Parts	Industrial
Baotou, China	Leased	Mining Tools	Infrastructure
Fengpu, China	Owned	Intermetallic Composite Ceramic Powders and Parts	Infrastructure
Shanghai, China	Owned	Powders, Welding Rods and Wires and Casting Components	Infrastructure
Shanghai, China	Owned	Distribution	Industrial
Tianjin, China	Owned	Metalworking Inserts and Carbide Round Tools	Industrial
Xuzhou, China	Leased	Mining Tools	Infrastructure
Ebermannstadt, Germany	Owned	Metalworking Inserts	Industrial
Essen, Germany	Owned	Metallurgical Powders and Wear Parts	Industrial
Holzgünz, Germany	Leased	Electrochemical Machining	Infrastructure
Koblenz, Germany	Owned	Casting Components and Coatings	Infrastructure
Koenigsee, Germany	Leased	Metalworking Carbide Drills	Industrial
Lichtenau, Germany	Owned	Metalworking Toolholders	Industrial
Mistelgau, Germany	Owned	Metallurgical Powders, Metalworking Inserts and Wear Parts	Infrastructure
Nabburg, Germany	Owned	Metalworking Toolholders and Metalworking Round Tools, Drills and Mills	Industrial
Neunkirchen, Germany	Owned	Distribution	Industrial
Schongau, Germany	Owned	Ceramic Vaporizer Boats	Infrastructure
Vohenstrauss, Germany	Owned	Metalworking Carbide Drills	Industrial
Bangalore, India	Owned	Metalworking Inserts and Toolholders and Wear Parts	Industrial
Gurgaon, India	Leased	Coatings	Infrastructure
Shlomi, Israel	Owned	High-Speed Steel and Carbide Round Tools	Industrial
San Giuliano Milanese, Italy	Leased	Indexable Inserts	Industrial

Location	Owned/Leased	Principal Products	Segment
Pieve Emanuele, Italy	Owned	Investment Casting	Infrastructure
Zory, Poland	Leased	Mining and Construction Conicals	Infrastructure
Boksburg, South Africa	Leased	Mining and Construction Conicals	Infrastructure
Barcelona, Spain	Leased	Metalworking Cutting Tools	Industrial
Kingswinford, United Kingdom	Leased	Distribution	Industrial
Melksham, United Kingdom	Leased	Indexable Inserts Cutter Bodies	Industrial
Newport, United Kingdom	Owned	Intermetallic Composite Powders	Infrastructure
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

ITEM 3 - LEGAL PROCEEDINGS

The information set forth in Part I, Item 1, of this annual report on Form 10-K under the caption “Regulation” is incorporated into this Item 3. From time to time, we are party to legal claims and proceedings that arise in the ordinary course of business, which may relate to our operations or assets, including real, tangible or intellectual property. Although certain of these actions are currently pending, we do not believe that any individual proceeding is material or that our pending legal proceedings in the aggregate are material to Kennametal.

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

PART II
ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our capital stock is traded on the New York Stock Exchange (symbol KMT). The number of Shareholders of record as of July 31, 2015 was 1,772. Stock price ranges and dividends declared and paid were as follows:

Quarter ended	September 30	December 31	March 31	June 30
Fiscal 2015
High	$46.76	$42.18	$36.25	$39.91
Low	40.00	33.23	27.63	33.09
Dividends	0.18	0.18	0.18	0.18
Fiscal 2014
High	$47.95	$52.37	$52.18	$49.24
Low	37.98	43.10	38.85	42.66
Dividends	0.18	0.18	0.18	0.18
The information incorporated by reference in Part III, Item 12 of this annual report on Form 10-K from our 2015 Proxy Statement under the heading “Equity Compensation Plans – Equity Compensation Plan Information” is hereby incorporated by reference into this Item 5.

PERFORMANCE GRAPH
The following graph compares cumulative total shareholder return on our capital stock with the cumulative total shareholder return on the common stock of the companies in the Standard & Poor’s Mid-Cap 400 Market Index (S&P Midcap 400), the Standard & Poor’s Composite 1500 Market Index (S&P 1500 Composite), the Standard & Poor's Global 1200 Industrials Index (S&P Global 1200 Industrials) and the peer groups of companies determined by us for the period from July 1, 2010 to June 30, 2015.
The Peer Group consists of the following companies: Actuant Corporation; Allegheny Technologies Incorporated; Ametek, Inc.; Carpenter Technology Corporation; Crane Co.; Donaldson Company, Inc.; Dresser-Rand Group Inc.; Flowserve Corporation; Greif; Harsco Corporation; IDEX Corporation; Joy Global Inc.; Lincoln Electric Holdings, Inc.; Pall Corporation; Parker Hannifin Corporation; Sandvik AB, Corp.; Teleflex Incorporated; The Timken Company; and Woodward, Inc.
Assumes $100 Invested on July 1, 2010 and All Dividends Reinvested

	2010	2011	2012	2013	2014	2015
Kennametal	$100.00	$168.30	$133.98	$159.56	$193.21	$145.12
Peer Group Index	100.00	156.09	133.73	157.17	201.31	186.87
S&P Midcap 400	100.00	139.38	136.13	170.42	213.43	227.08
S&P 1500 Composite	100.00	131.64	137.74	166.84	208.05	223.27
S&P Global 1200 Industrials	100.00	137.35	122.99	148.16	186.63	183.16

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2015	577	$33.54	—	10,100,100
May 1 through May 31, 2015	11,969	38.42	—	10,100,100
June 1 through June 30, 2015	24,165	34.22	—	10,100,100
Total	36,711	$35.58	—

(1)
During the fourth quarter of 2015, 1,995 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 24,742 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements and 9,974 shares of Kennametal stock as payment for the exercise price of stock options.

(2)	On July 25, 2013, the Company publicly announced an amended repurchase program for up to 17 million shares of its outstanding capital stock.

UNREGISTERED SALES OF EQUITY SECURITIES
None.

ITEM 6 - SELECTED FINANCIAL DATA

		2015	2014	2013	2012	2011
OPERATING RESULTS (in thousands)
Sales		$2,647,195	$2,837,190	$2,589,373	$2,736,246	$2,403,493
Cost of goods sold		1,841,202	1,940,187	1,744,369	1,741,996	1,519,102
Operating expense		554,895	589,768	527,850	561,490	538,530
Restructuring and asset impairment charges	(1)	582,235	17,608	—	—	12,586
Interest expense		31,466	32,451	27,472	27,215	22,760
(Benefit) provision for income taxes		(16,654)	66,611	59,693	79,136	63,856
(Loss) income from continuing operations attributable to Kennametal		(373,896)	158,366	203,265	307,230	229,727
Net (loss) income attributable to Kennametal		(373,896)	158,366	203,265	307,230	229,727
FINANCIAL POSITION (in thousands)
Working capital		$775,802	$962,440	$1,031,880	$704,340	$446,064
Total assets		2,849,529	3,868,086	3,301,039	3,034,188	2,754,469
Long-term debt, including capital leases, excluding current maturities		735,885	981,666	703,626	490,608	1,919
Total debt, including capital leases and notes payable		751,587	1,061,783	747,945	565,745	312,882
Total Kennametal shareholders' equity		1,345,807	1,929,256	1,781,826	1,643,850	1,638,072
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic (loss) earnings from continuing operations	(2)	$(4.71)	$2.01	$2.56	$3.83	$2.80
Basic (loss) earnings	(2)	(4.71)	2.01	2.56	3.83	2.80
Diluted (loss) earnings from continuing operations	(2)	(4.71)	1.99	2.52	3.77	2.76
Diluted (loss) earnings	(2)	(4.71)	1.99	2.52	3.77	2.76
Dividends		0.72	0.72	0.64	0.54	0.48
Book value (at June 30)		16.96	24.52	22.89	20.53	20.19
Market Price (at June 30)		34.12	46.28	38.83	33.15	42.21
OTHER DATA (in thousands, except number of employees)
Capital expenditures		$100,939	$117,376	$82,835	$103,036	$83,442
Number of employees (at June 30)		12,718	13,521	12,648	12,932	11,612
Basic weighted average shares outstanding		79,342	78,678	79,463	80,216	82,063
Diluted weighted average shares outstanding		79,342	79,667	80,612	81,439	83,173
KEY RATIOS
Sales growth		(6.7)%	9.6%	(5.4)%	13.8%	27.6%
Gross profit margin		30.4	31.6	32.6	36.3	36.8
Operating margin	(3)	(13.5)	9.3	11.4	15.2	13.4

(1)
In 2015, the charges related to impairments of $536.2 million for Infrastructure goodwill and an Infrastructure indefinite-lived trademark intangible asset, restructuring charges of $40.5 million and an impairment of $5.5 million for Infrastructure contract-based technology intangible asset. In 2014 and 2011, the charges related to restructuring activity.

(2)	In 2015, basic and diluted loss per share included $6.09 per share related to Infrastructure goodwill and other intangible asset impairment charges.

(3)	In 2015, operating margin included $536.2 million of Infrastructure goodwill and other intangible asset impairment charges.

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
OVERVIEW As a global industrial leader, Kennametal Inc. delivers productivity solutions to customers seeking peak performance in demanding environments. We provide innovative wear-resistant products, application engineering and services backed by advanced material science serving customers across diverse sectors of industrial production, transportation, earthworks, energy, infrastructure and aerospace. Our solutions are built around industry-essential technology platforms, including precision-engineered metalworking tools and components, surface technologies and earth cutting tools that are mission-critical to customer operations battling extreme conditions associated with wear fatigue, corrosion and high temperatures. The Company's reputation for material and industrial technology excellence, as well as expertise and innovation in development of custom solutions and services, contributes to our leading position in our primary industrial and infrastructure markets. End users of our products include manufacturers, metalworking suppliers, machinery operators and processors engaged in a diverse array of industries, including the manufacture of transportation vehicles and systems; machine tool, light machinery and heavy machinery industries; airframe and aerospace components and systems; defense; as well as producers and suppliers in equipment-intensive operations such as coal mining, road construction, quarrying, oil and gas exploration, refining, production and supply. We believe we are one of the largest global providers of consumable metal cutting tools and tooling supplies.
For 2015, sales were $2,647.2 million, a decrease of 6.7 percent compared to prior year sales of $2,837.2 million, driven by organic sales decline and unfavorable currency exchange, offset partially by prior year net acquisition and divestiture activity. Operating loss was $357.8 million. The operating loss was driven by non-cash goodwill and other intangible asset impairment charges in the Infrastructure segment of $536.2 million, organic sales decline and unfavorable mix in Infrastructure, offset partially by restructuring benefits. The Company reported loss per diluted share of $4.71 in 2015.
We generated cash flow from operating activities of $351.4 million in the current year, driven by improved working capital management. We have actively managed our capital structure by decreasing our debt by $310.2 million and by returning $57.0 million to Shareholders through dividends. In addition, we made capital expenditures of $100.9 million during the year.
We invested further in technology and innovation to continue delivering a high level of new products to our customers. Research and development expenses included in operating expense totaled $45.1 million for 2015. In addition, we generated approximately 46 percent of our sales from new products in fiscal year 2015.
During 2015, the Company experienced an abrupt change in customer demand in the oil and gas markets that is expected to continue at least through the first half of fiscal year 2016, coupled with the severe and persistent decline in the earthworks markets. This has had a corresponding effect on our projected sales levels and operating performance in our Infrastructure segment. As a result of these declining economic conditions, total non-cash pre-tax impairment charges of $536.2 million, or $6.09 per share were recorded in the Infrastructure segment. See Note 2 in our consolidated financial statements set forth in Part II Item 8 of this Annual Report on Form 10-K (Note 2) for a description of goodwill and other intangible assets.
The permanent savings that we are realizing from restructuring are the result of programs that we have undertaken over the past 21 months. Pre-tax benefits from these restructuring actions reached approximately $35 million in 2015 due to rationalization of certain manufacturing facilities and employment and cost reduction programs, of which approximately $32 million were incremental to prior year.

RESTRUCTURING AND RELATED CHARGES AND SAVINGS
	Estimated Charges	Current Year Charges	Charges To Date	Estimated Annualized Savings	Approximate Current Year Savings	Approximate Savings To Date	Expected Completion Date
Phase 1	$55M-$60M	$33M	$52M	$50M-$55M	$28M	$30M	6/30/2016
Phase 2	$90M-$100M	$24M	$24M	$40M-$50M	$7M	$7M	12/31/2016
Phase 3	$40M-$45M	$1M	$1M	$25M-$30M	—	—	3/31/2017
Total	$185M-$205M	$58M	$77M	$115M-$135M	$35M	$37M

RESULTS OF CONTINUING OPERATIONS
SALES Sales of $2,647.2 million in 2015 decreased 6.7 percent from $2,837.2 million in 2014 reflecting a 5 percent organic sales decline and a 4 percent unfavorable currency exchange impact, offset by 2 percent net increase from prior year acquisition and divestiture activity. Sales decreased by 10 percent in the Infrastructure segment and 4 percent in the Industrial segment. Drivers of the sales decrease, excluding the impact of currency exchange, were earthworks of 10 percent, energy markets of 10 percent, aerospace and defense of 6 percent, transportation of 1 percent and general engineering of 1 percent.
Sales of $2,837.2 million in 2014 increased 9.6 percent from $2,589.4 million in 2013 reflecting an 8 percent increase from the Tungsten Materials Business (TMB) acquisition and a 2 percent organic increase. Sales increased by 4 percent in the Industrial segment and decreased by 1 percent in the Infrastructure segment. Drivers of the sales increase, excluding TMB, were general engineering of 7 percent, transportation of 5 percent, energy markets of 4 percent, partially offset by sales declines in earthworks of 5 percent and aerospace and defense of 4 percent.
GROSS PROFIT Gross profit decreased $91.0 million to $806.0 million in 2015 from $897.0 million in 2014. This decrease was primarily due to organic sales decline, unfavorable currency exchange and unfavorable business mix in the Infrastructure segment, offset partially by restructuring benefits, contributions from the TMB acquisition and the benefit of a nonrecurring inventory charge of $6.4 million that occurred in the prior year. The gross profit margin for 2015 was 30.4 percent compared to 31.6 percent in 2014.
Gross profit increased $52.0 million to $897.0 million in 2014 from $845.0 million in 2013. This increase was primarily due to the effects of owning TMB for eight months, organic sales growth of $44.6 million and favorable raw material pricing, partially offset by higher employment costs and a nonrecurring inventory charge of $6.4 million. The gross profit margin for 2014 was 31.6 percent compared to 32.6 percent in 2013.
OPERATING EXPENSE Operating expense in 2015 was $554.9 million, a decrease of $34.9 million, or 5.9 percent, compared to $589.8 million in 2014. The decrease is primarily due to foreign currency exchange impacts of $24.7 million, restructuring benefits and the impact of cost reduction initiatives, offset partially by annual merit increase.
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
RESTRUCTURING AND RELATED CHARGES AND ASSET IMPAIRMENT CHARGES
Restructuring and Related Charges
During 2015, we recorded restructuring and related charges of $58.1 million. Of this amount, restructuring charges totaled $42.1 million, of which $1.5 million were charges related to inventory disposals and were recorded in cost of goods sold. Restructuring-related charges of $8.2 million were recorded in cost of goods sold and $7.8 million in operating expense during 2015. Total restructuring and related charges since the inception of our restructuring plans through 2015 were $77.2 million. See Note 14 in our consolidated financial statements set forth in Part II Item 8 of this Annual Report on Form 10-K (Note 14).
During 2014, we recorded restructuring and related charges of $19.1 million. Of this amount, restructuring charges totaled $17.8 million, of which $0.2 million were charges related to inventory disposals and were recorded in cost of goods sold. Restructuring-related charges of $1.2 million were recorded in cost of goods sold and $0.1 million in operating expense during 2015. See Note 14.
During 2013, there were no restructuring and related charges recorded.
Phase 1
We are implementing restructuring actions to achieve synergies across Kennametal as a result of the TMB acquisition by consolidating operations among both organizations, reducing administrative overhead and leveraging the supply chain. These restructuring actions are expected to be completed by the end of fiscal 2016 and are anticipated to be mostly cash expenditures.
Phase 2
We are implementing restructuring actions to streamline the Company's cost structure. These initiatives are expected to enhance operational efficiencies through the rationalization of certain manufacturing facilities as well as other employment and cost reduction programs. These restructuring actions are expected to be completed by December of fiscal 2017 and are anticipated to be mostly cash expenditures.

Phase 3
We are implementing restructuring actions to further enhance operational efficiencies through an enterprise-wide cost reduction program as well as the consolidation of certain manufacturing facilities. These restructuring actions are expected to be completed by March of fiscal 2017 and are anticipated to be mostly cash expenditures.
Asset Impairment Charges
We have recorded non-cash pre-tax asset impairment charges of $541.7 million during 2015. During 2014 and 2013, there were no asset impairment charges. See Note 2.
AMORTIZATION OF INTANGIBLES Amortization expense was $26.7 million, $26.2 million and $20.8 million in 2015, 2014 and 2013, respectively. The increase of amortization expense in 2014 of $5.4 million or 26.2 percent was due to eight months of amortization of intangibles related to the TMB acquisition.
INTEREST EXPENSE Interest expense decreased $1.0 million to $31.5 million in 2015, compared with $32.5 million in 2014 due to lower average borrowings throughout the current period. The portion of our debt subject to variable rates of interest was approximately 7 percent and 34 percent at June 30, 2015 and 2014, respectively. The decrease in the portion of our debt subject to variable rates was due to the decrease in the balance outstanding on our revolving credit facility.
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
OTHER (INCOME) EXPENSE, NET In 2015, other income, net was $1.7 million compared to other expense, net of $2.2 million in 2014. The year over year change is due primarily to gains on derivatives in the current year.
In 2014, other expense, net was $2.2 million compared to other expense, net of $2.3 million in 2013.
INCOME TAXES The effective tax rate for 2015 was 4.3 percent (benefit on a loss) compared to 29.1 percent (provision on income) for 2014. The change in the effective rate from 2014 to 2015 was primarily driven by the asset impairment charges recorded in the current year, non-deductible restructuring and divestiture costs recorded in the prior year and charges related to a change in assertion with respect to certain foreign subsidiaries' undistributed earnings which are no longer considered permanently reinvested. All earnings of other non U. S. subsidiaries are permanently reinvested and no deferred taxes have been provided on those earnings.
The effective tax rate for 2014 was 29.1 percent compared to 22.4 percent for 2013. The change in the effective rate from 2013 to 2014 was primarily driven by a $7.2 million tax charge related to a change in assertion of a foreign subsidiary’s certain undistributed earnings, which are no longer considered permanently reinvested. This change in assertion is related to the repatriation of $57.0 million. All earnings of other non U.S. subsidiaries are permanently reinvested and no deferred taxes have been provided on those earnings. In addition to this tax charge, the 2014 rate increased due to non-deductible restructuring and divestiture costs, and expiration of the credit for increasing research activities.
(LOSS) INCOME ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS Loss attributable to Kennametal Shareholders was $373.9 million, or $4.71 per diluted share, in 2015, compared to income of $158.4 million, or $1.99 per diluted share, in 2014. The decrease in (loss) income from continuing operations was a result of the factors previously discussed.
Income from continuing operations attributable to Kennametal Shareholders was $158.4 million or $1.99 per diluted share, in 2014, compared to $203.3 million, or $2.52 per diluted share, in 2013. The decrease in income from continuing operations was a result of the factors previously discussed.

BUSINESS SEGMENT REVIEW We operate two reportable operating segments consisting of Industrial and Infrastructure. Corporate expenses that are not allocated are reported in Corporate. Segment determination is based upon internal organizational structure, the manner in which we organize segments for making operating decisions and assessing performance and the availability of separate financial results.

INDUSTRIAL

(in thousands)	2015	2014	2013
External sales	$1,461,744	$1,524,075	$1,386,690
Operating income	160,894	177,040	192,828

External sales of $1,461.7 million in 2015 decreased by $62.3 million, or 4 percent, from 2014. The decrease in sales is attributable to unfavorable currency exchange impact of 5 percent, offset partially by an increase of 1 percent due to prior year net acquisition and divestiture activity. Excluding the impact of currency exchange, sales increased in both general engineering and transportation by approximately 2 percent while the aerospace and defense served markets decreased approximately 4 percent and energy decreased approximately 6 percent. In general engineering, sales growth in the indirect channel was partially offset by weak demand in the energy market due to the downturn in the oil and gas markets. Transportation end market sales increased due to strong growth in Asia from our component solutions focus, partially offset by fewer new tooling programs sales in the Americas and slower market conditions in Europe. Sales in aerospace and defense declined due to our decision to exit certain low margin business. On a regional basis, excluding impacts of acquisition and divestiture, sales increased by approximately 8 percent in Asia and remained flat in the Americas, while sales decreased 2 percent in Europe. The sales increase in Asia was driven primarily by transportation and to a lesser extent aerospace and defense and general engineering. The Americas sales benefited from increases in general engineering, offset by decreases in aerospace and defense and transportation. The sales decrease in Europe was driven primarily by aerospace and defense and to a lesser extent transportation.
In 2015, Industrial operating income was $160.9 million and decreased by $16.1 million from 2014. The primary drivers of the decrease in operating income were increased restructuring and related charges of $16.6 million and lower absorption of manufacturing costs due to an inventory reduction initiative, offset partially by the impact of acquisition, restructuring benefits and decreased operating expense as a result of cost reduction efforts. Industrial operating margin was 11.0 percent compared with 11.6 percent in the prior year.
External sales of $1,524.1 million in 2014 increased by $137.4 million, or 10 percent, from 2013. The increase in sales was attributed to the impact of acquisition of 5 percent, organic sales increase of 4 percent and the impact of more business days of 1 percent. Sales increased in all served market sectors and geographies. Excluding TMB, sales increased in both general engineering and transportation by approximately 7 percent while the aerospace and defense served markets increased slightly. General engineering increased due to improvements in production and overall demand for machinery and demand in distribution channels. The transportation market benefited from increased demand in the light vehicle markets world-wide. On a regional basis, excluding TMB, sales increased by approximately 9 percent in Asia, 6 percent in Europe and 2 percent in the Americas. The Americas sales were dampened by the weather impacts in North America. The sales increase in Asia was driven by general engineering followed by transportation and to a lesser extent aerospace and defense. The sales increase in Europe was driven by both transportation and general engineering and the Americas was driven by general engineering and to a lesser extent transportation.
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
INFRASTRUCTURE

(in thousands)	2015	2014	2013
External sales	$1,185,451	$1,313,115	$1,202,683
Operating (loss) income	(509,381)	94,940	111,453

External sales of $1,185.5 million in 2015 decreased by $127.7 million, or 10 percent, from 2014. The decrease in sales was attributed to organic sales decline of 11 percent and unfavorable currency exchange impact of 4 percent, offset partially by the impact of acquisition of 5 percent. Excluding the impact of currency exchange, sales decreased approximately 11 percent in the energy market and approximately 10 percent in the earthworks markets. The energy market was impacted by the severe downturn in oil and gas markets. In the earthworks market, underground mining remained weak throughout 2015, while construction sales were down in all regions, particularly in Europe and Asia due to lower infrastructure project work year over year. General industrial sales decreased, tied largely to the impacts of the downturn in oil and gas markets, while weakness in machine demand resulted in lower surface finishing sales. On a regional basis, excluding impacts of acquisition, sales decreased 12 percent in Asia, 10 percent in Europe and 9 percent in the Americas. The sales decreases in all geographic regions were driven by the energy markets and the earthworks market.
In 2015, Infrastructure operating loss in 2015 was $509.4 million, a decrease of $604.3 million from 2014 operating income of $94.9 million. In addition to the previously mentioned impairment charges of $536.2 million, operating results for the current period were negatively impacted by lower organic sales, higher restructuring and related charges of $17.7 million, lower manufacturing absorption due to lower sales volumes and an inventory reduction initiative and unfavorable mix, partly offset by the impacts of the TMB acquisition and restructuring benefits. Prior year operating income included a non-recurring inventory charge of $6.4 million.
The further acceleration or extended persistence of the current downturn in the global end markets could have a further negative impact on our business and financial performance. We are currently exploring strategic alternatives for several businesses mostly within the Infrastructure segment, which have total estimated net book values of approximately $170 million to $250 million as of June 30, 2015. As the strategic direction has not yet been determined for these businesses, the Company cannot determine if additional impairment charges will be incurred.
External sales of $1,313.1 million in 2014 increased by $110.4 million, or 9 percent, from 2013. The increase in sales was attributed to the impact of acquisition of 10 percent, partially offset by an organic sales decrease of 1 percent. Excluding TMB, the energy market had sales growth of 4 percent, which was offset by the decrease of 6 percent in the earthworks markets. Energy sales improved year over year reflecting improved demand in oil and gas drilling activity, coupled with continued gains in the production, completion and process applications. Earthworks sales declined from persistently weak underground coal and surface mining markets globally, as well as weaker road construction activity. On a regional basis, excluding TMB, sales grew 2 percent in Europe, offset by decreased sales of approximately 5 percent in Asia and 3 percent in the Americas. The sales increase in Europe was driven by the energy markets and a slightly favorable earthworks market. The sales decrease in Asia was driven by the earthworks market, which overshadowed the positive growth in the energy markets, while the Americas sales decline was due to the earthworks market and to a slightly lesser extent the energy markets.
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
CORPORATE

(in thousands)	2015	2014	2013
Corporate unallocated expense	$(9,336)	$(8,548)	$(7,887)
In 2015, Corporate unallocated expense increased $0.8 million, or 9.2 percent, from 2014, primarily due to restructuring-related charges in the current period. In 2014, Corporate unallocated expense increased $0.7 million, or 8.4 percent, from 2013.

LIQUIDITY AND CAPITAL RESOURCES Cash flow from operations is the primary source of funding for capital expenditures and internal growth. During the year ended June 30, 2015, cash flow provided by operating activities was $351.4 million.
Our five-year, multi-currency, revolving credit facility (2011 Credit Agreement) is used to augment cash from operations and as an additional source of funds. The 2011 Credit Agreement permits revolving credit loans of up to $600.0 million for working capital, capital expenditures and general corporate purposes. The 2011 Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2011 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin or (3) fixed as negotiated by us. The 2011 Credit Agreement matures in April 2018. We had outstanding borrowings on our 2011 Credit Agreement of $42.8 million as of June 30, 2015.

The 2011 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of June 30, 2015. For the year ended June 30, 2015, average daily borrowings outstanding under the 2011 Credit Agreement were approximately $189.7 million. Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries.
Additionally, we obtain local financing through credit lines with commercial banks in the various countries in which we operate. At June 30, 2015, these borrowings amounted to $7.6 million of notes payable and $1.8 million of term debt, capital leases and other debt. We believe that cash flow from operations and the availability under our credit lines will be sufficient to meet our cash requirements over the next 12 months.
Based upon our debt structure at June 30, 2015 and 2014, approximately 7 percent and 34 percent of our debt, respectively, was exposed to variable rates of interest. The decrease in the portion of our debt subject to variable rates was due to the decrease in the balance outstanding on our 2011 Credit Agreement.

Except as noted below, we consider the unremitted earnings of our non-U.S. subsidiaries that have not previously been taxed in the U.S. to be permanently reinvested. As of June 30, 2015, cash and cash equivalents of $42.0 million would not be available for use in the U.S. on a long-term basis without incurring U.S. federal and state income tax consequences. We have not repatriated, nor do we anticipate the need to repatriate, funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business or associated with our domestic debt service requirements. Notwithstanding the above, we redeployed cash from certain non-U.S. subsidiaries for U.S. and foreign debt reduction of $100.2 million during the fourth quarter of 2015. We recorded a tax charge of $2.9 million related to this cash redeployment. The remaining undistributed earnings of our foreign subsidiaries continue to be permanently reinvested and would not be available for use in the U.S. on a long term basis without incurring U.S. federal and state income tax consequences.
At June 30, 2015, we had cash and cash equivalents of $105.5 million. Total Kennametal Shareholders’ equity was $1,345.8 million and total debt was $751.6 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.

The following is a summary of our contractual obligations and other commercial commitments as of June 30, 2015 (in thousands):

Contractual Obligations		Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt	(1)	$866,042	$30,692	$79,847	$444,123	$311,380
Notes payable	(2)	7,721	7,721	—	—	—
Pension benefit payments		(3)	55,365	100,168	107,909	(3)
Postretirement benefit payments		(3)	2,237	4,095	3,568	(3)
Capital leases	(4)	1,900	76	1,824	—	—
Operating leases		111,008	24,821	29,937	18,005	38,245
Purchase obligations	(5)	376,370	157,842	158,774	29,877	29,877
Unrecognized tax benefits	(6)	15,274	12,156	—	—	3,118
Total			$290,910	$374,645	$603,482

(1)	Long-term debt includes interest obligations of $123.6 million. Interest obligations were determined assuming interest rates as of June 30, 2015 remain constant.

(2)	Notes payable includes interest obligations of $0.1 million. Interest obligations were determined assuming interest rates as of June 30, 2015 remain constant.

(3)	Annual payments are expected to continue into the foreseeable future at the amounts noted in the table.

(4)	Capital leases include interest obligations of $0.1 million.

(5)
Purchase obligations consist of purchase commitments for materials, supplies and machinery and equipment as part of the ordinary conduct of business. Purchase obligations with variable price provisions were determined assuming market prices as of June 30, 2015 remain constant.

(6)
Unrecognized tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. These amounts include interest of $0.5 million and penalty of $0.2 million accrued related to such positions as of June 30, 2015. The amount included for 2016 is expected to be settled within the next twelve months. The remaining amount of unrecognized tax benefits is included in the ‘Thereafter’ column as we are not able to reasonably estimate the timing of potential future payments of the total amount included in the 'Thereafter' column. $11.9 million of income tax credits would be available in the U.S. to offset the payment if made to the relevant tax authority. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Other Commercial Commitments	Total	2016	2017-2018	2019-2020	Thereafter
Standby letters of credit	$15,237	$15,237	$—	$—	$—
Guarantees	26,695	15,480	500	249	10,466
Total	$41,932	$30,717	$500	$249	$10,466
The standby letters of credit relate to insurance and other activities. The guarantees are non-debt guarantees with financial institutions, which are required primarily for security deposits, product performance guarantees and advances.
Cash Flow Provided by Operating Activities
During 2015, cash flow provided by operating activities was $351.4 million, compared to $271.9 million in 2014. During 2015, cash flow provided by operating activities for the current year consisted of net income and non-cash items amounting to $279.1 million and changes in certain assets and liabilities netting to $72.4 million. These changes were primarily driven by a decrease in inventory of $70.9 million due to improved working capital management, a decrease in accounts receivable of $46.6 million due to lower sales volume and a decrease in accounts payable and accrued liabilities of $8.2 million.
During 2014, cash flow provided by operating activities was $271.9 million, compared to $284.2 million in 2013. During 2014, cash flow provided by operating activities for the current year consisted of net income and non-cash items amounting to $338.7 million, offset by changes in certain assets and liabilities netting to $66.8 million. These changes were primarily driven by an increase in accounts receivable of $45.0 million due to higher sales volumes and a decrease in accrued income taxes of $12.5 million.
During 2013, cash flow provided by operating activities was $284.2 million. Cash flow provided by operating activities consisted of net income and non-cash items amounting to $344.7 million, offset by changes in certain assets and liabilities netting to $60.6 million. These changes were primarily driven by, a decrease in accounts payable and accrued liabilities of $90.4 million, primarily driven by lower accounts payable and a decrease in accrued bonus, a decrease in accounts receivable of $33.8 million due to lower sales volumes and a decrease in other of $10.7 million.

Cash Flow Used for Investing Activities
Cash flow used for investing activities was $84.6 million for 2015, a decrease of $655.6 million, compared to $740.2 million in 2014. During 2015, cash flow used for investing activities included capital expenditures, net of $84.8 million, which consisted primarily of equipment upgrades.
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
Cash flow used for investing activities was $80.7 million for 2013. During 2013, cash flow used for investing activities included capital expenditures, net of $79.8 million, which consisted primarily of equipment upgrades.
Cash Flow (Used for) Provided by Financing Activities
Cash flow used for financing activities was $333.0 million for 2015, compared to cash flow provided by financing activities of $270.4 million in 2014. During 2015, cash flow used for financing activities included $282.5 million net decrease in borrowings and $57.0 million of cash dividends paid to Shareholders, partially offset by $13.8 million of dividend reinvestment and the effect of employee benefit and stock plans.
Cash flow provided by financing activities was $270.4 million for 2014, compared to $52.1 million in 2013. During 2014, cash flow provided by financing activities included a $313.1 million net increase in borrowings which included $287.1 million of borrowings outstanding under our 2011 Credit Agreement, $26.7 million of dividend reinvestment and the effect of employee benefit and stock plans, partially offset by $56.4 million of cash dividends paid to Shareholders and $14.2 million used for the purchase of capital stock.
Cash flow provided by financing activities was $52.1 million for 2013. During 2013, cash flow provided by financing activities included a $183.2 million net increase in borrowings which included the issuance of $400 million of 2.65 percent Senior Unsecured Notes due in 2019 and $3.6 million of borrowings outstanding under our 2011 Credit Agreement, $26.7 million from the sale of capital stock in a subsidiary in India and $17.4 million of dividend reinvestment and the effect of employee benefit and stock plans. These cash flows were partially offset by $121.4 million used for the purchase of capital stock and $51.0 million of cash dividends paid to Shareholders.

FINANCIAL CONDITION At June 30, 2015, total assets were $2,849.5 million, a decrease of $1,018.6 million from $3,868.1 million at June 30, 2014. Total liabilities decreased $432.4 million from $1,906.5 million at June 30, 2014 to $1,474.1 million at June 30, 2015.
Working capital was $775.8 million at June 30, 2015, a decrease of $186.6 million, or 19.4 percent from $962.4 million at June 30, 2014. Inventory decreased $128.2 million due to lower work in process, finished goods and raw materials driven by improved working capital management. Accounts receivable decreased $86.1 million due to lower sales volume and cash and cash equivalents decreased $72.4 million. These changes were partially offset by a decrease in current maturities of long-term debt, capital leases and notes payable of $64.4 million due to debt reduction initiatives; a decrease in accounts payable of $19.5 million; and a decrease in accrued payroll of $12.3 million primarily due to timing of payments. Currency exchange rate effects accounted for $82.2 million of the decrease in working capital.
Property, plant and equipment, net decreased $68.6 million from $884.5 million at June 30, 2014 to $815.8 million at June 30, 2015, primarily due to depreciation expense of $105.0 million, unfavorable currency exchange impacts of $49.7 million and capital disposals of $16.1 million. Partially offsetting these items was capital expenditures of $100.9 million, which includes a net $9.9 million change which was included in accounts payable at June 30, 2015 related to purchases of property, plant and equipment.

At June 30, 2015, other assets were $775.2 million, a decrease of $683.3 million from $1,458.4 million at June 30, 2014. The primary drivers for the decrease were a decrease in goodwill of $558.2 million and a decrease in other intangible assets of $56.5 million, and a decrease in other assets of $51.5 million. The change in goodwill was due to impairment charges in the Infrastructure segment of $527.5 million and unfavorable currency exchange effects of $33.7 million. The change in other intangible assets was due to amortization expense of $26.7 million, Infrastructure contract-based technology and other intangible asset impairments of $19.2 million and unfavorable currency exchange effects of $10.7 million. The decrease in other assets of $51.5 million was primarily due to a decrease in pension assets due to lower return on plan assets and lump sum settlement.
Long-term debt and capital leases decreased $245.8 million to $735.9 million at June 30, 2015 from $981.7 million at June 30, 2014. This change was driven by the $244.3 million decrease of borrowings outstanding on our 2011 Credit Agreement.
Kennametal Shareholders’ equity was $1,345.8 million at June 30, 2015, a decrease of $583.4 million from $1,929.3 million in the prior year. The decrease was primarily due to net loss attributable to Kennametal of $373.9 million, unfavorable currency exchange of $136.1 million, cash dividends paid to Shareholders of $57.0 million and unrecognized net pension and other postretirement benefit loss of $48.0 million, partially offset by capital stock issued under employee benefit and stock plans of $24.8 million.

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
Other Environmental Issues We establish and maintain reserves for other potential environmental issues. At June 30, 2015 and 2014, the total of accruals for these reserves was $12.6 million and $11.0 million, respectively. These reserves represent anticipated costs associated with the remediation of these issues.
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

Revenue Recognition We recognize revenue for our products and assembled machines when title and all risks of loss and damages pass to the buyer. Our general conditions of sale explicitly state that the delivery of our products and assembled machines is freight on board shipping point and that title and all risks of loss and damages pass to the buyer upon delivery of the sold products or assembled machines to the common carrier.
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
We recognize revenue related to the sale of specialized assembled machines upon customer acceptance and installation, as installation is deemed essential to the functionality of a specialized assembled machine. Sales of specialized assembled machines were immaterial for 2015, 2014 and 2013.
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
Goodwill and Indefinite-Lived Intangible Assets We evaluate the recoverability of goodwill of each of our reporting units by comparing the fair value of each reporting unit with its carrying value. The fair values of our reporting units are determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit. We evaluate the recoverability of indefinite-lived intangible assets using a discounted cash flow analysis based on projected financial information. We perform our annual impairment tests during the June quarter in connection with our annual planning process, unless there are impairment indicators based on the results of an ongoing cumulative qualitative assessment that warrant a test prior to that. The $304.5 million of goodwill at the Industrial reporting unit is not at risk of failing Step 1 of the impairment test since fair value exceeded the carrying value by approximately 90 percent as of the date of the last impairment test.
As discussed in Note 2, we recorded non-cash pre-tax goodwill and other intangible asset impairment charges in the Infrastructure segment. Therefore, as of the date of the last impairment test, the Infrastructure reporting unit had a fair value that approximates carrying value. The amount of goodwill allocated to the Infrastructure reporting unit is $112.9 million.
We completed Step 1 of the Infrastructure goodwill impairment test using both an income approach and a market approach.  The discounted cash flow method was used to measure the fair value of our equity under the income approach. A terminal value utilizing a constant growth rate of cash flows was used to calculate a terminal value after the explicit projection period. The estimates and assumptions used in our calculations include revenue growth rates, expense growth rates, expected capital expenditures to determine projected cash flows, expected tax rates and an estimated discount rate to determine present value of expected cash flows. These estimates are based on historical experiences, our projections of future operating activity and our weighted average cost of capital ("WACC"). The discount rate used was 12.5 percent. Management forecasts were used for the years ending June 30, 2016-2022, with a residual period growth rate of 3.0 percent. The tax rate used was 30.0 percent. Under the market approach, we estimate the fair value based on market multiples of revenue and earnings of comparable publicly traded companies and comparable transactions of similar companies.
In order to determine the discount rate, the Company uses a market perspective WACC approach. The WACC is calculated incorporating weighted average returns on debt and equity from market participants. Therefore, changes in the market, which are beyond the control of the Company, may have an impact on future calculations of estimated fair value. The Company performed a sensitivity analysis on this assumption. A one percentage point increase in the discount rate would cause the Infrastructure fair value to be approximately 25 percent less than the carrying value.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible impairment test will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as: (i) a decrease in expected future cash flows, specifically, a decrease in sales volume driven by a prolonged weakness in consumer demand or other competitive pressures adversely affecting our long term volume trends, unfavorable working capital changes and an inability to successfully achieve our cost savings targets; (ii) an economic recovery that significantly differs from our assumptions in timing and/or degree; (iii) volatility in the equity and debt markets or other country specific factors which could result in a higher discount rate; and (iv) sensitivity to market transaction multiples.
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
In the valuation of our pension and other postretirement benefit liabilities, management utilizes various assumptions. Our discount rates are derived by identifying a theoretical settlement portfolio of high quality corporate bonds sufficient to provide for a plan’s projected benefit payments. This rate can fluctuate based on changes in the corporate bond yields. At June 30, 2015, a hypothetical 25 basis point increase in our discount rates would increase our pre-tax income by approximately $1.7 million, and a hypothetical 25 basis point decrease in our discount rates would decrease our pre-tax income by approximately $2.3 million.
The long-term rate of return on plan assets is estimated based on an evaluation of historical returns for each asset category held by the plans, coupled with the current and short-term mix of the investment portfolio. The historical returns are adjusted for expected future market and economic changes. This return will fluctuate based on actual market returns and other economic factors.
The rate of future health care cost increases is based on historical claims and enrollment information projected over the next fiscal year and adjusted for administrative charges. This rate is expected to decrease until 2024. At June 30, 2015, a hypothetical 1 percent increase or decrease in our health care cost trend rates would be immaterial to our pre-tax income.
Future compensation rates, withdrawal rates and participant retirement age are determined based on historical information. These assumptions are not expected to significantly change. Mortality rates are determined based on a review of published mortality tables.
We expect to contribute approximately $16.8 million and $2.2 million to our pension and other postretirement benefit plans, respectively, in 2016.
Allowance for Doubtful Accounts We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the creditworthiness of our customers based on multiple sources of information and analyze additional factors such as our historical bad debt experience, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. This assessment requires significant judgment. If the financial condition of our customers was to deteriorate, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at June 30, 2015.

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
Income Taxes Realization of our deferred tax assets is primarily dependent on future taxable income, the timing and amount of which are uncertain, in part, due to the expected profitability of certain foreign subsidiaries. A valuation allowance is recognized if it is “more likely than not” that some or all of a deferred tax asset will not be realized. As of June 30, 2015, the deferred tax assets net of valuation allowances relate primarily to net operating loss carryforwards, pension benefits, accrued employee benefits and inventory reserves. In the event that we were to determine that we would not be able to realize our deferred tax assets in the future, an increase in the valuation allowance would be required. In the event we were to determine that we are able to use our deferred tax assets and a valuation allowance had been recorded against the deferred tax assets, a decrease in the valuation allowance would be required.

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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. This standard is effective for Kennametal July 1, 2017. We are in the process of assessing the impact the adoption of this ASU will have on our consolidated financial statements.

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

The following provides additional information on our use of derivative instruments. Included below is a sensitivity analysis that is based upon a hypothetical 10 percent weakening or strengthening in the U.S. dollar compared to the June 30, 2015 currency exchange rates and the effective interest rates under our current borrowing arrangements. We compared the contractual derivative and borrowing arrangements in effect at June 30, 2015 to the hypothetical foreign exchange or interest rates in the sensitivity analysis to determine the effect on interest expense, pre-tax income or accumulated other comprehensive (loss) income. Our analysis takes into consideration the different types of derivative instruments and the applicability of hedge accounting.
CASH FLOW HEDGES Currency A portion of our operations consists of investments in foreign subsidiaries. Our exposure to market risk from changes in foreign exchange rates arises from these investments, intercompany loans utilized to finance these subsidiaries, trade receivables and payables and firm commitments arising from international transactions. We manage our foreign exchange transaction risk to reduce the volatility of cash flows caused by currency exchange rate fluctuations through natural offsets where appropriate and through foreign exchange contracts. These contracts are designated as hedges of forecasted transactions that will settle in future periods and that would otherwise expose us to currency risk.
Our foreign exchange hedging program minimizes our exposure to currency exchange rate movements. This exposure arises largely from anticipated cash flows from cross-border intercompany sales of products and services. This program utilizes range forwards and forward contracts primarily to sell foreign currency. The notional amounts of the contracts translated into U.S. dollars at June 30, 2015 and 2014 were $53.8 million and $91.1 million, respectively. We would have received $2.6 million and $0.2 million at June 30, 2015 and 2014 to settle these contracts representing the fair value of these agreements. At June 30, 2015, a hypothetical 10 percent strengthening or weakening of the U.S. dollar would have changed accumulated other comprehensive (loss) income, net of tax, by $2.3 million.
In addition, we may enter into forward contracts to hedge transaction exposures or significant cross-border intercompany loans by either purchasing or selling specified amounts of foreign currency at a specified date. At June 30, 2015 and 2014, we had outstanding forward contracts to purchase and sell foreign currency with notional amounts, translated into U.S. dollars at June 30, 2015 and 2014 rates, of $93.4 million and $160.2 million, respectively. At June 30, 2015, a hypothetical 10 percent change in the year-end exchange rates would have resulted in an increase or decrease in pre-tax income of $9.4 million related to these positions.
Interest Rate Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We seek to manage our interest rate risk in order to balance our exposure between fixed and floating rates, while attempting to minimize our borrowing costs. To achieve these objectives, we primarily use interest rate swap contracts to manage exposure to interest rate changes related to these borrowings. We had no swaps in place as of June 30, 2015 and 2014.
DEBT AND NOTES PAYABLE At June 30, 2015 and 2014, we had $751.6 million and $1,061.8 million, respectively, of outstanding debt, including capital leases and notes payable. Effective interest rates as of June 30, 2015 and 2014 were 3.0 percent and 2.9 percent, respectively. A hypothetical change of 10 percent in interest rates from June 30, 2015 levels would increase or decrease annual interest expense by an immaterial amount.
CURRENCY EXCHANGE RATE FLUCTUATIONS Currency exchange rate fluctuations did not have a material impact on diluted earnings per share in 2015, and decreased diluted earnings per share by $0.07 and $0.10 in 2014 and 2013, respectively. Currency exchange rate fluctuations may have a material impact on future earnings in the short term and long term.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has conducted an assessment of the Company’s internal controls over financial reporting as of June 30, 2015 using the criteria in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2015, based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders of Kennametal Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, cash flow and shareholders' equity present fairly, in all material respects, the financial position of Kennametal Inc. and its subsidiaries at June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
August 13, 2015

CONSOLIDATED STATEMENTS OF INCOME

Year ended June 30 (in thousands, except per share data)	2015	2014	2013
Sales	$2,647,195	$2,837,190	$2,589,373
Cost of goods sold	1,841,202	1,940,187	1,744,369
Gross profit	805,993	897,003	845,004
Operating expense	554,895	589,768	527,850
Restructuring and asset impairment charges (Notes 2 and 14)	582,235	17,608	—
Amortization of intangibles	26,686	26,195	20,760
Operating (loss) income	(357,823)	263,432	296,394
Interest expense	31,466	32,451	27,472
Other (income) expense, net	(1,674)	2,172	2,313
(Loss) income before income taxes	(387,615)	228,809	266,609
(Benefit) provision for income taxes	(16,654)	66,611	59,693
Net (loss) income	(370,961)	162,198	206,916
Less: Net income attributable to noncontrolling interests	2,935	3,832	3,651
Net (loss) income attributable to Kennametal	$(373,896)	$158,366	$203,265
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic (loss) earnings per share	$(4.71)	$2.01	$2.56
Diluted (loss) earnings per share	$(4.71)	$1.99	$2.52
Dividends per share	$0.72	$0.72	$0.64
Basic weighted average shares outstanding	79,342	78,678	79,463
Diluted weighted average shares outstanding	79,342	79,667	80,612

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	2015	2014	2013
Net (loss) income	$(370,961)	$162,198	$206,916
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges	6,652	(706)	(611)
Reclassification of unrealized (gain) loss on expired derivatives designated and qualified as cash flow hedges	(2,873)	1,987	1,377
Unrecognized net pension and other postretirement benefit (loss) gain	(47,982)	(11,990)	39,376
Reclassification of net pension and other postretirement benefit loss	2,931	2,184	9,679
Foreign currency translation adjustments	(139,465)	31,763	9,223
Total other comprehensive (loss) income, net of tax	(180,737)	23,238	59,044
Total comprehensive (loss) income	(551,698)	185,436	265,960
Less: comprehensive (loss) income attributable to noncontrolling interests	(410)	4,198	3,101
Comprehensive (loss) income attributable to Kennametal Shareholders	$(551,288)	$181,238	$262,859
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of June 30 (in thousands, except per share data)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$105,494	$177,929
Accounts receivable, less allowance for doubtful accounts of $13,560 and $14,027, respectively	445,373	531,515
Inventories (Note 7)	575,531	703,766
Deferred income taxes (Note 11)	72,449	47,897
Other current assets	59,699	64,089
Total current assets	1,258,546	1,525,196
Property, plant and equipment:
Land and buildings	401,207	437,783
Machinery and equipment	1,573,597	1,638,215
Less accumulated depreciation	(1,158,979)	(1,191,540)
Property, plant and equipment, net	815,825	884,458
Other assets:
Investments in affiliated companies	361	495
Goodwill (Note 2)	417,389	975,576
Other intangible assets, less accumulated amortization of $153,370 and $139,245, respectively (Note 2)	286,669	343,176
Deferred income taxes (Note 11)	24,091	41,006
Other	46,648	98,179
Total other assets	775,158	1,458,432
Total assets	$2,849,529	$3,868,086
LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases (Note 9)	$8,129	$7,662
Notes payable to banks (Note 10)	7,573	72,455
Accounts payable	187,381	206,891
Accrued income taxes	25,237	16,953
Accrued vacation pay	26,566	38,456
Accrued payroll	49,180	61,436
Other current liabilities (Note 8)	178,678	158,903
Total current liabilities	482,744	562,756
Long-term debt and capital leases, less current maturities (Note 9)	735,885	981,666
Deferred income taxes (Note 11)	59,744	118,092
Accrued postretirement benefits (Note 12)	19,230	22,516
Accrued pension benefits (Note 12)	143,799	158,268
Accrued income taxes	3,002	21,384
Other liabilities	29,690	41,796
Total liabilities	1,474,094	1,906,478
Commitments and contingencies (Note 18)
EQUITY
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 79,375 and 78,672 shares issued, respectively	99,219	98,340
Additional paid-in capital	419,829	395,890
Retained earnings	1,070,282	1,501,157
Accumulated other comprehensive loss	(243,523)	(66,131)
Total Kennametal Shareholders’ Equity	1,345,807	1,929,256
Noncontrolling interests	29,628	32,352
Total equity	1,375,435	1,961,608
Total liabilities and equity	$2,849,529	$3,868,086
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

Year ended June 30 (in thousands)	2015	2014	2013
OPERATING ACTIVITIES
Net (loss) income	$(370,961)	$162,198	$206,916
Adjustments for non-cash items:
Depreciation	104,978	104,027	92,344
Amortization	26,686	26,195	20,760
Stock-based compensation expense	16,827	17,641	21,874
Restructuring and asset impairment charges (Notes 2 and 14)	548,028	3,408	—
Deferred income tax provision	(48,575)	23,119	232
Other	2,098	2,106	2,577
Changes in certain assets and liabilities:
Accounts receivable	46,552	(45,041)	33,801
Inventories	70,874	(5,310)	5,879
Accounts payable and accrued liabilities	(8,218)	13,748	(90,449)
Accrued income taxes	(10,163)	(12,485)	949
Other	(26,689)	(17,733)	(10,733)
Net cash flow provided by operating activities	351,437	271,873	284,150
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(100,939)	(117,376)	(82,835)
Disposals of property, plant and equipment	16,122	1,236	3,016
Business acquisition, net of cash acquired (Note 4)	—	(634,615)	(500)
Proceeds from sale of business	—	10,225	—
Other	263	356	(379)
Net cash flow used for investing activities	(84,554)	(740,174)	(80,698)
FINANCING ACTIVITIES
Net (decrease) increase in notes payable	(63,647)	31,568	(833)
Net increase (decrease) in short-term revolving and other lines of credit	200	(3,600)	(23,600)
Term debt borrowings	89,712	736,079	944,152
Term debt repayments	(308,736)	(450,928)	(736,562)
Purchase of capital stock	(318)	(14,165)	(121,408)
Sale of subsidiary stock	—	—	26,665
Dividend reinvestment and the effect of employee benefit and stock plans	13,844	26,676	17,356
Cash dividends paid to Shareholders	(56,979)	(56,436)	(51,011)
Other	(7,039)	1,214	(2,612)
Net cash flow (used for) provided by financing activities	(332,963)	270,408	52,147
Effect of exchange rate changes on cash and cash equivalents	(6,355)	(1,494)	5,251
CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(72,435)	(199,387)	260,850
Cash and cash equivalents, beginning of year	177,929	377,316	116,466
Cash and cash equivalents, end of year	$105,494	$177,929	$377,316
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	2015		2014		2013
Year ended June 30 (in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
CAPITAL STOCK
Balance at beginning of year	78,672	$98,340	77,842	$97,303	80,085	$100,106
Dividend reinvestment	7	9	7	9	6	8
Capital stock issued under employee benefit and stock plans	703	879	1,155	1,443	837	1,047
Purchase of capital stock	(7)	(9)	(332)	(415)	(3,086)	(3,858)
Balance at end of year	79,375	99,219	78,672	98,340	77,842	97,303
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		395,890		374,300		447,433
Dividend reinvestment		311		319		253
Capital stock issued under employee benefit and stock plans		23,939		35,019		31,649
Sale of subsidiary stock to noncontrolling interests		—		—		12,515
Purchase of capital stock		(311)		(13,748)		(117,550)
Balance at end of year		419,829		395,890		374,300
RETAINED EARNINGS
Balance at beginning of year		1,501,157		1,399,227		1,246,973
Net (loss) income		(373,896)		158,366		203,265
Cash dividends paid to Shareholders		(56,979)		(56,436)		(51,011)
Balance at end of year		1,070,282		1,501,157		1,399,227
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance at beginning of year		(66,131)		(89,004)		(150,662)
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges, net of tax		6,652		(706)		(611)
Reclassification of unrealized (gain) loss on expired derivatives designated and qualified as cash flow hedges, net of tax		(2,873)		1,987		1,377
Unrecognized net pension and other postretirement benefit (loss) gain, net of tax		(47,982)		(11,990)		39,376
Reclassification of net pension and other postretirement benefit loss, net of tax		2,931		2,184		9,679
Foreign currency translation adjustments, net of tax		(136,120)		31,398		9,772
Other comprehensive (loss) income, net of tax		(177,392)		22,873		59,593
Sale of subsidiary stock to noncontrolling interests		—		—		2,065
Balance at end of year		(243,523)		(66,131)		(89,004)
NONCONTROLLING INTERESTS
Balance at beginning of year		32,352		30,467		24,371
Net (loss) income		2,935		3,832		3,651
Other comprehensive (loss) income, net of tax		(3,345)		366		(550)
Sale of subsidiary stock to noncontrolling interests		—		—		7,727
Purchase of noncontrolling interests		—		—		(479)
Acquisition by noncontrolling interests		—		—		—
Cash dividends paid to noncontrolling interests		(2,314)		(2,313)		(4,253)
Balance at end of year		29,628		32,352		30,467
Total equity, June 30		$1,375,435		$1,961,608		$1,812,293
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS
Kennametal Inc. delivers productivity solutions to customers seeking peak performance in demanding environments. We provide innovative wear-resistant products, application engineering and services backed by advanced material science serving customers across diverse sectors of industrial production, transportation, earthworks, energy, infrastructure and aerospace. Our solutions are built around industry-essential technology platforms, including precision-engineered metalworking tools and components, surface technologies and earth cutting tools that are mission-critical to customer operations battling extreme conditions associated with wear fatigue, corrosion and high temperatures. The Company's reputation for material and industrial technology excellence, as well as expertise and innovation in development of custom solutions and services, contributes to our leading position in our primary industrial and infrastructure markets. End users of our products include manufacturers, metalworking suppliers, machinery operators and processors engaged in a diverse array of industries, including the manufacture of transportation vehicles and systems; machine tool, light machinery and heavy machinery industries; airframe and aerospace components and systems; defense; as well as producers and suppliers in equipment-intensive operations such as coal mining, road construction, quarrying, oil and gas exploration, refining, production and supply.
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
CASH AND CASH EQUIVALENTS Cash investments having original maturities of three months or less are considered cash equivalents. Cash equivalents principally consist of investments in money market funds and bank deposits at June 30, 2015.

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
INVENTORIES Inventories are stated at the lower of cost or market. We use the last-in, first-out (LIFO) method for determining the cost of a significant portion of our United States (U.S.) inventories. The cost of the remainder of our inventories is determined under the first-in, first-out or average cost methods. When market conditions indicate an excess of carrying costs over market value, a lower-of-cost-or-market provision is recorded. Excess and obsolete inventory reserves are established based upon our evaluation of the quantity of inventory on hand relative to demand. The excess and obsolete inventory reserve at June 30, 2015 and 2014 was $45.0 million and $52.7 million, respectively.
PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are carried at cost. Major improvements are capitalized, while maintenance and repairs are expensed as incurred. Retirements and disposals are removed from cost and accumulated depreciation accounts, with the gain or loss reflected in operating income. Interest related to the construction of major facilities is capitalized as part of the construction costs and is depreciated over the facilities' estimated useful lives.
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
GOODWILL AND OTHER INTANGIBLE ASSETS Goodwill represents the excess of cost over the fair value of the net assets of acquired companies. Goodwill and other intangible assets with indefinite lives are tested at least annually for impairment. We perform our annual impairment tests during the June quarter in connection with our annual planning process, unless there are impairment indicators based on the results of an ongoing cumulative qualitative assessment that warrant a test prior to that. We evaluate the recoverability of goodwill for each of our reporting units by comparing the fair value of each reporting unit with its carrying value. The fair values of our reporting units are determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit. We evaluate the recoverability of indefinite-lived intangible assets using a discounted cash flow analysis based on projected financial information. This evaluation is sensitive to changes in market interest rates and other external factors.
Identifiable assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. During the March and December quarters, we performed reviews of our identifiable assets with finite lives and determined that the assets were not impaired. Additionally, the Industrial reporting unit passed the annual goodwill impairment test with estimated fair value exceeding carrying values by approximately 90 percent.

2015 December Quarter Impairment Charge
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
During the March quarter, we completed our review of the fair values related to property, plant and equipment in relation to the preliminary charge and no additional charges were recorded. We recorded an additional $6.8 million charge for an indefinite-lived trademark intangible asset based upon completion of the December valuation.
2015 March Quarter Impairment Charge
During the March 2015 quarter, we recorded an additional non-cash pre-tax impairment charge of $152.9 million in the Infrastructure reporting unit, of which $152.5 million was for goodwill and $0.4 million was for an indefinite-lived trademark intangible asset. These charges were due to the continued weakening of the overall financial performance of the Infrastructure reporting unit, which was driven by the further decline in the future outlook for the global energy market being more severe than originally indicated during the second quarter 2015 impairment testing discussed above, coupled with the extended persistence of the downturn in the earthworks markets into the foreseeable future. Therefore, as of the date of the last impairment test, the goodwill in the Infrastructure reporting unit had a fair value that approximates carrying value. Since the Infrastructure reporting unit indefinite-lived intangible assets were adjusted to their estimated fair values in connection with the impairment charges, and because certain trademarks have subsequently been written down because they were partially impaired (as discussed above), there is not a significant excess of fair value over the carrying values. If current expectations of future growth rates are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then one or more intangible assets might become impaired in the future.
The further acceleration or extended persistence of the current downturn in the global end markets could have a further negative impact on our business and financial performance. We are currently exploring strategic alternatives for several businesses mostly within the Infrastructure segment, which have total estimated net book values of approximately $170 million to $250 million as of June 30, 2015. As the strategic direction has not yet been determined for these businesses, the Company cannot determine if additional impairment charges will be incurred.
Goodwill Acquired
On November 4, 2013, we acquired TMB from Allegheny Technologies Incorporated (ATI), the operations of which are included in both the Industrial and Infrastructure segments. As a result of the acquisition, we increased goodwill by $243.6 million in 2014 based on our purchase price allocations: $183.5 million in the Infrastructure segment and $60.1 million in the Industrial segment. The goodwill recorded relates to operating synergies associated with the acquisition that we expected to realize. Goodwill of $202.1 million was deductible for tax purposes. We recorded an additional $3.0 million of goodwill in the Industrial segment in 2015 based on finalization of the purchase price allocation.

A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Industrial	Infrastructure	Total
Gross goodwill	$408,925	$463,672	$872,597
Accumulated impairment losses	(150,842)	—	(150,842)
Balance as of June 30, 2013	$258,083	$463,672	$721,755

Activity for the year ended June 30, 2014:
Acquisition	60,100	183,477	243,577
Translation	3,312	6,932	10,244
Change in gross goodwill	63,412	190,409	253,821

Gross goodwill	472,337	654,081	1,126,418
Accumulated impairment losses	(150,842)	—	(150,842)
Balance as of June 30, 2014	$321,495	$654,081	$975,576

Activity for the year ended June 30, 2015:
Acquisition	2,984	—	2,984
Translation	(19,950)	(13,721)	(33,671)
Change in gross goodwill	(16,966)	(13,721)	(30,687)
Impairment charges	—	(527,500)	(527,500)

Gross goodwill	455,371	640,360	1,095,731
Accumulated impairment losses	(150,842)	(527,500)	(678,342)
Balance as of June 30, 2015	$304,529	$112,860	$417,389
The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	June 30, 2015		June 30, 2014
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract-based	3 to 15	$8,523	$(6,990)	$23,446	$(10,820)
Technology-based and other	4 to 20	52,820	(29,723)	54,842	(28,516)
Customer-related	10 to 21	275,796	(90,141)	285,751	(76,376)
Unpatented technology	10 to 30	59,449	(14,426)	61,867	(12,549)
Trademarks	5 to 20	18,575	(12,090)	19,256	(10,984)
Trademarks	Indefinite	24,876	—	37,259	—
Total		$440,039	$(153,370)	$482,421	$(139,245)
During 2015, an impairment of $10.5 million was recorded for a contract-based technology intangible asset that was part of the Infrastructure segment, resulting in a non-cash impairment charge of $5.5 million and a reduction in a liability of $5.0 million.
As a result of the TMB acquisition, we increased other intangible assets by $127.3 million in 2014 based on our purchase price allocations. In the Infrastructure segment we recorded customer-related intangible assets of $102.0 million with an estimated useful life of 18 years to 21 years, technology-based and other intangibles of $13.1 million with an estimate useful life of 10 years to 13 years, trademarks of $2.7 million with an estimated useful life of 10 years and contract-based intangibles of $1.6 million with an estimated useful life of 3 years. In the Industrial segment we recorded customer-related intangible assets of $2.9 million with an estimated useful life of 10 years, trademarks of $2.5 million with an estimated useful life of 10 years, unpatented technology of $2.3 million with an estimated useful life of 10 years and technology-based and other intangibles of $0.2 million with an estimated useful life of 5 years. These other intangible assets will be amortized over their respective estimated useful lives.

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
We recorded currency translation adjustments which decreased other intangible assets by $10.7 million in 2015 and increased other intangible assets by $3.0 million in 2014.
Amortization expense for intangible assets was $26.7 million, $26.2 million and $20.8 million for 2015, 2014 and 2013, respectively. Estimated amortization expense for 2016 through 2020 is $24.0 million, $22.3 million, $20.5 million, $19.8 million, and $14.4 million, respectively.
We recorded no goodwill or other intangible asset impairments in 2014 and 2013.

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
In 2015, the effect of unexercised capital stock options and unvested restricted stock units was anti-dilutive as a result of a net loss in the period and therefore has been excluded from diluted shares outstanding as well as from the diluted earnings per share calculation. For purposes of determining the number of diluted shares outstanding at June 30, 2014 and 2013, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options, unvested restricted stock awards and unvested restricted stock units by 1.0 million and 1.1 million shares, respectively. Unexercised capital stock options, unvested restricted stock awards and restricted stock units of 0.3 million and 1.0 million shares at June 30, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore the inclusion would have been anti-dilutive.

REVENUE RECOGNITION We recognize revenue for our products and assembled machines when title and all risks of loss and damages pass to the buyer. Our general conditions of sale explicitly state that the delivery of our products and assembled machines is freight on board shipping point and that title and all risks of loss and damage pass to the buyer upon delivery of the sold products or assembled machines to the common carrier.

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
We recognize revenue related to the sale of specialized assembled machines upon customer acceptance and installation, as installation is deemed essential to the functionality of a specialized assembled machine. Sales of specialized assembled machines were immaterial for 2015, 2014 and 2013.
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
Capital stock options are granted to eligible employees at fair market value at the date of grant. Capital stock options are exercisable under specified conditions for up to 10 years from the date of grant. At the 2013 Annual Meeting of Shareowners, the Kennametal Inc. Stock and Incentive Plan of 2010, as Amended and Restated on October 22, 2013 (A/R 2010 Plan) was approved. The A/R 2010 Plan authorizes the issuance of up to 9,500,000 shares of the Company’s capital stock plus any shares remaining unissued under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended (2002 Plan). Under the provisions of the A/R 2010 Plan participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during 2015, 2014 and 2013 was immaterial. In addition to stock option grants, the A/R 2010 Plan permits the award of stock appreciation rights, performance share awards, performance unit awards, restricted stock awards, restricted unit awards and share awards to directors, officers and key employees.
RESEARCH AND DEVELOPMENT COSTS Research and development costs of $45.1 million, $44.0 million and $39.7 million in 2015, 2014 and 2013, respectively, were expensed as incurred. These costs are included in operating expense in the consolidated statements of income.
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
CURRENCY TRANSLATION Assets and liabilities of international operations are translated into U.S. dollars using year-end exchange rates, while revenues and expenses are translated at average exchange rates throughout the year. The resulting net translation adjustments are recorded as a component of accumulated other comprehensive (loss) income. The local currency is the functional currency of most of our locations. A gain of $1.7 million, a loss of $2.5 million and a loss of $4.5 million from currency transactions were included in other (income) expense, net in 2015, 2014 and 2013, respectively.
NEW ACCOUNTING STANDARDS
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. This standard is effective for Kennametal July 1, 2017. We are in the process of assessing the impact the adoption of this ASU will have on our consolidated financial statements.

NOTE 3 — SUPPLEMENTAL CASH FLOW DISCLOSURES

Year ended June 30 (in thousands)	2015	2014	2013
Cash paid during the period for:
Interest	$30,984	$29,836	$24,432
Income taxes	40,295	49,393	51,098

Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	(9,900)	2,100	(8,600)

NOTE 4 — ACQUISITIONS

TMB
On November 4, 2013, the Company completed its transaction to acquire TMB from ATI which included all of the assets of TDY Industries, LLC, a wholly owned subsidiary of ATI, used or held for use by TDY in connection with the business; and all of the shares of TDY Limited and ATI Holdings SAS, both wholly-owned subsidiaries of ATI, for a purchase price of $607.0 million, net of cash acquired. We funded the acquisition primarily through a combination of cash from operations and available borrowings under our existing credit facility. TMB is a leading producer of tungsten metallurgical powders, as well as tooling technologies and components. When acquired, the business had approximately 1,175 employees in 12 locations primarily in the United States of America, and 6 other countries.

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

The accompanying consolidated balance sheet as of June 30, 2015 reflects the final allocation of the purchase price. We recorded an additional $3.0 million of goodwill in 2015 based on finalization of the purchase price allocation. See Note 2.

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

Per share data attributable to Kennametal Shareholders :
Basic earnings per share	$2.23	$2.40
Diluted earnings per share	$2.21	$2.37

Emura
On August 1, 2013, the Company acquired the operating assets of Emura, based in La Paz, Bolivia, and secured related material sourcing agreements for a purchase price of $40.1 million, of which $25.6 million was paid in fiscal year 2014 and $0.5 million was paid in fiscal year 2013, and $14.0 million of contingent consideration, as discussed in Note 5. Emura's principal operations are engaged in collecting, testing, processing and exporting tungsten ore material, and was a long-standing supplier to Kennametal. The addition of Emura enhances the Company's strategic tungsten sourcing capabilities to serve growth globally.

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
Level 3: Inputs that are unobservable.

As of June 30, 2015, the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$2,678	$—	$2,678
Total assets at fair value	$—	$2,678	$—	$2,678

Liabilities:
Derivatives (1)	$—	$44	$—	$44
Contingent consideration	—	—	10,000	10,000
Total liabilities at fair value	$—	$44	$10,000	$10,044

The fair value of contingent consideration payable that was classified as Level 3 relates to our probability assessments of expected future milestone targets, primarily associated with product delivery, related to the Emura acquisition. The contingent consideration is to be paid over the next two years. During 2015, the Company paid $4.0 million in conjunction with achieved milestone targets. During the current year the Company reassessed this contingent consideration and determined that no adjustment to the fair value was deemed necessary and that no changes in the expected outcome have occurred during the year ended June 30, 2015.
As of June 30, 2014, the fair value of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$253	$—	$253
Total assets at fair value	$—	$253	$—	$253

Liabilities:
Derivatives (1)	$—	$1,053	$—	$1,053
Contingent consideration			14,000	14,000
Total liabilities at fair value	$—	$1,053	$14,000	$15,053

 (1) Currency derivatives are valued based on observable market spot and forward rates and are classified within Level 2 of the fair value hierarchy.

NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As part of our financial risk management program, we use certain derivative financial instruments. See Note 2 for discussion on our derivative instruments and hedging activities policy.
The fair value of derivatives designated and not designated as hedging instruments in the consolidated balance sheet are as follows:

(in thousands)	2015	2014
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$2,626	$184
Other current liabilities - range forward contracts	—	(6)
Other assets - range forward contracts	—	42
Total derivatives designated as hedging instruments	2,626	220
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	52	27
Other current liabilities - currency forward contracts	(44)	(1,047)
Total derivatives not designated as hedging instruments	8	(1,020)
Total derivatives	$2,634	$(800)

Certain currency forward contracts that hedge significant cross-border intercompany loans are considered as other derivatives and therefore do not qualify for hedge accounting. These contracts are recorded at fair value in the consolidated balance sheet, with the offset to other (income) expense, net. (Gains) losses related to derivatives not designated as hedging instruments have been recognized as follows:

(in thousands)	2015	2014	2013
Other (income) expense, net - currency forward contracts	$(1,026)	$1,057	$1,210

FAIR VALUE HEDGES
Fixed-to-floating interest rate swap contracts, designated as fair value hedges, are entered into from time to time to hedge our exposure to fair value fluctuations on a portion of our fixed rate debt. We had no such contracts outstanding at June 30, 2015 and June 30, 2014.
CASH FLOW HEDGES
Currency forward contracts and range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive (loss) income, and are recognized as a component of other (income) expense, net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at June 30, 2015 and 2014 was $53.8 million and $91.1 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at June 30, 2015, we expect to recognize into earnings in the next 12 months $2.4 million of losses on outstanding derivatives.
Floating-to-fixed interest rate swap contracts, designated as cash flow hedges, are entered into from time to time to hedge our exposure to interest rate changes on a portion of our floating rate debt. These interest rate swap contracts convert a portion of our floating rate debt to fixed rate debt. We record the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to accumulated other comprehensive (loss) income, net of tax. We had no such contracts outstanding at June 30, 2015 or 2014, respectively.
The following represents losses related to cash flow hedges:

(in thousands)	2015	2014	2013
Gains (losses) recognized in other comprehensive loss, net	$6,651	$(702)	$(611)
(Gains) losses reclassified from accumulated other comprehensive loss into other (income) expense, net	$(250)	$1,399	$1,116
No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the years ended June 30, 2015, 2014 and 2013.

NOTE 7 — INVENTORIES
Inventories consisted of the following at June 30:

(in thousands)	2015	2014
Finished goods	$324,840	$371,599
Work in process and powder blends	249,629	308,129
Raw materials	100,881	126,004
Inventories at current cost	675,350	805,732
Less: LIFO valuation	(99,819)	(101,966)
Total inventories	$575,531	$703,766
We used the LIFO method of valuing inventories for approximately 47 percent and 43 percent of total inventories at June 30, 2015 and 2014, respectively.

NOTE 8 — OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following at June 30:

(in thousands)	2015	2014
Accrued employee benefits	$40,995	$29,758
Accrued restructuring (Note 14)	20,788	9,002
Payroll, state and local taxes	15,006	16,401
Accrued legal and professional fees	11,710	11,848
Other	90,179	91,894
Total other current liabilities	$178,678	$158,903

NOTE 9 — LONG-TERM DEBT AND CAPITAL LEASES
Long-term debt and capital lease obligations consisted of the following at June 30:

(in thousands)	2015	2014
2.65% Senior Unsecured Notes due 2019 net of discount of $0.3 million for 2015 and $0.4 million for 2014	$399,671	$399,595
3.875% Senior Unsecured Notes due 2022 net of discount of $0.2 million for 2015 and $0.3 million for 2014	299,757	299,720
Credit Agreement:
Euro-denominated borrowings, 0.9% to 1.1% in 2015 and 1.1% to 1.3% in 2014, due 2018	42,609	200,112
U.S. Dollar-denominated borrowings, 1.2% in 2015 and 2014, due 2018	200	87,000
Capital leases with terms expiring through 2018 at 1.6% to 5.4% in 2015 and 2014	1,771	2,886
Other	6	15
Total debt and capital leases	744,014	989,328
Less current maturities:
Long-term debt	(8,049)	(7,512)
Capital leases	(74)	(135)
Other	(6)	(15)
Total current maturities	(8,129)	(7,662)
Long-term debt and capital leases, less current maturities	$735,885	$981,666
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
The 2011 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of June 30, 2015. We had $42.8 million and $287.1 million of borrowings outstanding under the 2011 Credit Agreement as of June 30, 2015 and June 30, 2014, respectively. Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries.
Future principal maturities of long-term debt are $8.0 million in 2016, $34.8 million in 2018, $399.7 million in 2020 and $299.8 million beyond 2020.

Future minimum lease payments under capital leases for the next five years and thereafter in total are as follows:

(in thousands)
2016	$76
2017	1,625
2018	199
2019	—
2020	—
After 2021	—
Total future minimum lease payments	1,900
Less amount representing interest	(129)
Amount recognized as capital lease obligations	$1,771
At June 30, 2015 and 2014 our collateralized debt consisted of capitalized lease obligations of $1.8 million and $2.9 million, respectively. The underlying assets collateralize these obligations.

NOTE 10 — NOTES PAYABLE AND LINES OF CREDIT
Notes payable to banks of $7.6 million and $72.5 million at June 30, 2015 and 2014, respectively, represents short-term borrowings under credit lines with commercial banks. These credit lines, translated into U.S. dollars at June 30, 2015 exchange rates, totaled $200.4 million at June 30, 2015, of which $192.8 million was unused. The weighted average interest rate for notes payable and lines of credit was 2.0 percent and 1.5 percent at June 30, 2015 and 2014, respectively.

NOTE 11 — INCOME TAXES
(Loss) income before income taxes consisted of the following for the years ended June 30:

(in thousands)	2015	2014	2013
(Loss) income before income taxes:
United States	$(323,299)	$59,160	$87,499
International	(64,316)	169,649	179,110
Total (loss) income before income taxes	$(387,615)	$228,809	$266,609
Current income taxes:
Federal	$(9,328)	$15,108	$10,645
State	816	896	3,441
International	40,433	27,488	45,375
Total current income taxes	31,921	43,492	59,461
Deferred income taxes:
Federal	$(38,943)	$10,157	$12,951
State	(8,680)	(62)	2,433
International	(952)	13,024	(15,152)
Total deferred income taxes:	(48,575)	23,119	232
(Benefit) provision for income taxes	$(16,654)	$66,611	$59,693
Effective tax rate	4.3%	29.1%	22.4%

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes was as follows for the years ended June 30:

(in thousands)	2015	2014	2013
Income taxes at U.S. statutory rate	$(135,665)	$80,083	$93,313
State income taxes, net of federal tax benefits	(1,748)	1,593	4,051
U.S. income taxes provided on international income	3,679	2,423	3,067
Combined tax effects of international income	(21,560)	(22,580)	(30,692)
Impact of goodwill impairment charges	134,657	—	—
Change in valuation allowance and other uncertain tax positions	1,530	(2,603)	(4,550)
Impact of domestic production activities deduction	—	(942)	(3,546)
Research and development credit	(3,087)	(1,385)	(4,141)
Change in permanent reinvestment assertion	2,945	7,170	—
Other	2,595	2,852	2,191
(Benefit) provision for income taxes	$(16,654)	$66,611	$59,693

During 2015, we recorded goodwill impairment charges related to our Infrastructure segment for the majority of which there was no tax benefit. The federal effect of these permanent differences is included in the income tax reconciliation table under the caption "impact of goodwill charges."

During 2015, we recorded an adjustment of $2.9 million related to a change in assertion of certain foreign subsidiaries' undistributed earnings, which are no longer considered permanently reinvested. The effect of this charge is included in the income tax reconciliation table under the caption "change in permanent reinvestment assertion."

During 2014 and 2013, we recorded adjustments of $2.2 million and $4.2 million, respectively, related to the effective settlement of uncertain tax positions in Europe, which reduced income tax expense. The effects of these tax benefits are included in the income tax reconciliation table under the caption “change in valuation allowance and other uncertain tax positions.”

During 2014, we recorded a valuation allowance adjustment of $1.2 million, which reduced income tax expense. The valuation allowance adjustment is related to a state tax law change. The effect of this tax benefit is included in the income tax reconciliation table under the caption “change in valuation allowance and other uncertain tax positions.”

During 2014, we recorded an adjustment of $7.2 million related to a change in assertion of a foreign subsidiary’s certain undistributed earnings, which are no longer considered permanently reinvested.   The effect of this charge is included in the income tax reconciliation table under the caption “change in permanent reinvestment assertion.”

The components of net deferred tax assets and (liabilities) were as follows at June 30:

(in thousands)	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$47,289	$52,812
Inventory valuation and reserves	18,023	20,612
Pension benefits	23,559	2,427
Other postretirement benefits	7,359	8,432
Accrued employee benefits	23,674	29,034
Other accrued liabilities	18,210	12,981
Hedging activities	4,354	14,996
Tax credits and other carryforwards	13,815	2,082
Other	12,028	14,617
Total	168,311	157,993
Valuation allowance	(16,771)	(17,860)
Total deferred tax assets	$151,540	$140,133
Deferred tax liabilities:
Tax depreciation in excess of book	$102,480	$107,171
Intangible assets	18,688	70,957
Total deferred tax liabilities	$121,168	$178,128
Total net deferred tax assets (liabilities)	$30,372	$(37,995)
Included in deferred tax assets at June 30, 2015 is $47.3 million associated with net operating loss carryforwards in state and foreign jurisdictions. Of that amount, $5.3 million expires through 2020, $7.4 million expires through 2025, $2.8 million expires through 2030, $1.9 million expires through 2035, and the remaining $29.9 million does not expire. The realization of these tax benefits is primarily dependent on future taxable income in these jurisdictions.
A valuation allowance of $16.8 million has been placed against deferred tax assets in Europe, China, Hong Kong, Brazil and the U.S., all of which would be allocated to income tax expense upon realization of the deferred tax assets. In 2015, the valuation allowance related to these deferred tax assets decreased by $1.1 million. As the respective operations generate sufficient income, the valuation allowances will be partially or fully reversed at such time we believe it will be more likely than not that the deferred tax assets will be realized.
As of June 30, 2015, unremitted earnings of our non-U.S. subsidiaries and affiliates of $2,087.9 million, the majority of which have not been previously taxed in the U.S., are considered permanently reinvested, and accordingly, no deferred tax liability has been recorded in connection therewith. It is not practical to estimate the income tax effect that might be incurred if cumulative prior year earnings not previously taxed in the U.S. were remitted to the U.S.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest) is as follows as of June 30:

(in thousands)	2015	2014	2013
Balance at beginning of year	$20,366	$26,798	$7,298
Increases for tax positions of prior years	—	1,461	—
Decreases for tax positions of prior years	(3,188)	(6,982)	—
Increases for tax positions related to the current year	—	116	23,231
Decreases related to settlement with taxing authority	(348)	(2,161)	(3,813)
Decreases related to lapse of statute of limitations	(398)	—	—
Foreign currency translation	(1,813)	1,134	82
Balance at end of year	$14,619	$20,366	$26,798

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in 2015, 2014 and 2013 is $2.7 million, $2.4 million and $4.3 million, respectively. Our policy is to recognize interest and penalties related to income taxes as a component of the provision for income taxes in the consolidated statement of income. We recognized a reduction in interest of 0.7 million and 1.9 million in 2015 and 2013 respectively. We recognized interest expense of $0.8 million in 2014. As of June 30, 2015 and 2014 the amount of interest accrued was $0.5 million and $1.3 million, respectively. As of June 30, 2015 and 2014, the amount of penalty accrued was $0.2 million and $0.4 million, respectively.
With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2009. The Internal Revenue Service has audited all U.S. tax years prior to 2014. Various state and foreign jurisdiction tax authorities are in the process of examining our income tax returns for various tax years ranging from 2009 to 2013. We continue to execute and expand our pan-European business model. As a result of this and other matters, we continuously review our uncertain tax positions and evaluate any potential issues that may lead to an increase or decrease in the total amount of unrecognized tax benefits recorded.
We believe that it is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $11.9 million within the next twelve months as a result of a settlement with one foreign tax jurisdiction of a position that was taken in 2013. In 2015 and 2014, we refined our estimate for this position which resulted in a reduction of the liability of $3.2 million and $7.0 million respectively. A corresponding deferred tax asset in the amount of $11.9 million was recorded for the position in the U. S. and is included in the components of net deferred tax assets and liabilities table under the caption "other."

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
We use a June 30 measurement date for all of our plans.

Defined Benefit Pension Plans
The funded status of our pension plans and amounts recognized in the consolidated balance sheets as of June 30 were as follows:

(in thousands)	2015	2014
Change in benefit obligation:
Benefit obligation, beginning of year	$969,904	$890,831
Service cost	5,474	6,910
Interest cost	39,007	41,084
Participant contributions	12	15
Actuarial losses	50,464	56,925
Benefits and expenses paid	(73,897)	(43,948)
Currency translation adjustments	(36,377)	16,994
Effect of acquired business	—	1,093
Special termination benefits	459	—
Curtailments	(592)	—
Benefit obligation, end of year	$954,454	$969,904
Change in plans' assets:
Fair value of plans' assets, beginning of year	$884,264	$796,079
Actual return on plans' assets	20,007	108,640
Company contributions	8,703	10,902
Participant contributions	12	15
Benefits and expenses paid	(73,897)	(43,948)
Currency translation adjustments	(11,752)	12,576
Fair value of plans' assets, end of year	$827,337	$884,264
Funded status of plans	$(127,117)	$(85,640)
Amounts recognized in the balance sheet consist of:
Long-term prepaid benefit	$31,274	$81,307
Short-term accrued benefit obligation	(14,592)	(8,679)
Accrued pension benefits	(143,799)	(158,268)
Net amount recognized	$(127,117)	$(85,640)

The increase in benefits and expenses paid of $29.9 million is primarily due the completion of lump sum settlement program in 2015 of $32.8 million.
The decrease in actual return on plans' assets of $88.6 million is primarily due to the strong market performance of fixed income securities in 2014 that did not repeat in 2015 in addition to the decrease in plan assets due to the payout of the lump sum settlement in 2015.
The pre-tax amounts related to our defined benefit pension plans recognized in accumulated other comprehensive (loss) income were as follows at June 30:

(in thousands)	2015	2014
Unrecognized net actuarial losses	$196,567	$121,799
Unrecognized net prior service credits	(953)	(939)
Unrecognized transition obligations	951	1,105
Total	$196,565	$121,965
Prepaid pension benefits are included in other long-term assets. The assets of our U.S. and international defined benefit pension plans consist principally of capital stocks, corporate bonds and government securities.

To the best of our knowledge and belief, the asset portfolios of our defined benefit pension plans do not contain our capital stock. We do not issue insurance contracts to cover future annual benefits of defined benefit pension plan participants. Transactions between us and our defined benefit pension plans include the reimbursement of plan expenditures incurred by us on behalf of the plans. To the best of our knowledge and belief, the reimbursement of cost is permissible under current ERISA rules or local government law. The accumulated benefit obligation for all defined benefit pension plans was $943.5 million and $956.7 million as of June 30, 2015 and 2014, respectively.

Included in the above information are plans with accumulated benefit obligations exceeding the fair value of plan assets as of June 30 as follows:

(in thousands)	2015	2014
Projected benefit obligation	$165,281	$190,679
Accumulated benefit obligation	164,913	189,391
Fair value of plan assets	7,394	23,390
The components of net periodic pension (income) cost include the following as of June 30:

(in thousands)	2015	2014	2013
Service cost	$5,474	$6,910	$7,797
Interest cost	39,007	41,084	38,183
Expected return on plans' assets	(59,698)	(59,527)	(56,111)
Amortization of transition obligation	78	78	69
Amortization of prior service cost	(361)	(234)	(195)
Special termination benefit charge	459	—	—
Curtailment loss	358	—	—
Settlement loss	261	—	158
Recognition of actuarial losses	3,671	2,642	14,961
Net periodic pension (income) cost	$(10,751)	$(9,047)	$4,862
Net periodic pension income was $10.8 million in 2015 as compared to $9.0 million in 2014. Net periodic pension income was $9.0 million in 2014 as compared to cost of $4.9 million in 2013. This change was primarily the result of discount rate changes.
During 2015, we recognized a special termination benefit charge of $0.5 million and a curtailment loss of $0.4 million for one of our U.S.-based defined benefit pension plans resulting from a plant closure. The special termination benefit charge was recognized in restructuring expense.
As of June 30, 2015, the projected benefit payments, including future service accruals for these plans for 2016 through 2020, are $55.4 million, $49.3 million, $50.8 million, $53.0 million and $55.0 million, respectively, and $295.9 million in 2021 through 2025.
The amounts of accumulated other comprehensive loss expected to be recognized in net periodic pension cost during 2016 related to net actuarial losses and transition obligations are $7.3 million and $0.1 million, respectively. The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost during 2016 related to prior service credit is $0.4 million.
We expect to contribute approximately $16.8 million to our pension plans in 2016.

Other Postretirement Benefit Plans
The funded status of our other postretirement benefit plans and the related amounts recognized in the consolidated balance sheets were as follows:

(in thousands)	2015	2014
Change in benefit obligation:
Benefit obligation, beginning of year	$24,476	$21,422
Service cost	45	55
Interest cost	934	1,006
Actuarial losses	1,489	3,658
Benefits paid	(2,155)	(1,665)
Curtailments	(3,584)	—
Benefit obligation, end of year	$21,205	$24,476
Funded status of plan	$(21,205)	$(24,476)
Amounts recognized in the balance sheet consist of:
Short-term accrued benefit obligation	$(1,975)	$(1,960)
Accrued postretirement benefits	(19,230)	(22,516)
Net amount recognized	$(21,205)	$(24,476)
The pre-tax amounts related to our other postretirement benefit plans which were recognized in accumulated other comprehensive (loss) income were as follows at June 30:

(in thousands)	2015	2014
Unrecognized net actuarial losses	$5,969	$8,554
Unrecognized net prior service credits	(172)	(452)
Total	$5,797	$8,102
The components of net periodic other postretirement benefit cost include the following for the years ended June 30:

(in thousands)	2015	2014	2013
Service cost	$45	$55	$72
Interest cost	934	1,006	938
Amortization of prior service credit	(59)	(111)	(111)
Recognition of actuarial loss	492	317	417
Curtailment gain	(221)	—	—
Net periodic other postretirement benefit cost	$1,191	$1,267	$1,316
The curtailment gain of $0.2 million during 2015 was a result of the plant closure discussed above.
As of June 30, 2015, the projected benefit payments, including future service accruals for our other postretirement benefit plans for 2016 through 2020, are $2.2 million, $2.1 million, $2.0 million, $1.8 million and $1.7 million, respectively, and $7.3 million in 2021 through 2025.
The amounts of accumulated other comprehensive loss expected to be recognized in net periodic pension cost during 2016 related to net actuarial losses are $0.3 million. The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost during 2016 related to prior service credit is immaterial.
We expect to contribute approximately $2.2 million to our postretirement benefit plans in 2016.

Assumptions
The significant actuarial assumptions used to determine the present value of net benefit obligations for our defined benefit pension plans and other postretirement benefit plans were as follows:

	2015	2014	2013
Discount Rate:
U.S. plans	3.2-4.5%	4.4%	4.9%
International plans	2.3-3.8%	2.9-4.3%	3.5-4.8%
Rates of future salary increases:
U.S. plans	3.0-4.0%	3.0-5.0%	3.0-5.0%
International plans	2.5-3.0%	2.5-3.0%	2.5-3.0%
The significant assumptions used to determine the net periodic (income) cost for our pension and other postretirement benefit plans were as follows:

	2015	2014	2013
Discount Rate:
U.S. plans	4.4%	4.9%	4.0%
International plans	2.9-4.3%	3.5-4.8%	4.0-5.5%
Rates of future salary increases:
U.S. plans	3.0-5.0%	3.0-5.0%	3.0-5.0%
International plans	2.5-3.0%	2.5-3.0%	2.5-4.0%
Rate of return on plans assets:
U.S. plans	7.5%	8.0%	8.0%
International plans	5.0-6.0%	5.0-6.0%	5.6%
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
The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for our postretirement benefit plans was as follows:

	2015	2014	2013
Health care costs trend rate assumed for next year	7.3%	7.5%	7.8%
Rate to which the cost trend rate gradually declines	5.0%	5.0%	4.5%
Year that the rate reaches the rate at which it is assumed to remain	2024	2024	2029
A change of one percentage point in the assumed health care cost trend rates would have the following effects on the total service and interest cost components of our other postretirement cost and other postretirement benefit obligation at June 30, 2015:

(in thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components	$45	$(40)
Effect on other postretirement obligation	881	(790)
Plan Assets
The primary objective of certain of our pension plans' investment policies is to ensure that sufficient assets are available to provide the benefit obligations at the time the obligations come due. The overall investment strategy for the defined benefit pension plans' assets combine considerations of preservation of principal and moderate risk-taking. The assumption of an acceptable level of risk is warranted in order to achieve satisfactory results consistent with the long-term objectives of the portfolio. Fixed income securities comprise a significant portion of the portfolio due to their plan-liability-matching characteristics and to address the plans' cash flow requirements. Additionally, diversification of investments within each asset class is utilized to further reduce the impact of losses in single investments.

Investment management practices must comply with ERISA and all applicable regulations and rulings thereof. The use of derivative instruments is permitted where appropriate and necessary for achieving overall investment policy objectives. Currently, the use of derivative instruments is not significant when compared to the overall investment portfolio.
The Company utilizes a liability driven investment strategy (LDI) for the assets of its U.S. defined benefit pension plans in order to reduce the volatility of the funded status of these plans and to meet the obligations at an acceptable cost over the long term. This LDI strategy entails modifying the asset allocation and duration of the assets of the plans to more closely match the liability profile of these plans. The asset reallocation involves increasing the fixed income allocation, reducing the equity component and adding alternative investments. Longer duration interest rate swaps have been utilized periodically in order to increase the overall duration of the asset portfolio to more closely match the liabilities.
Our defined benefit pension plans’ asset allocations as of June 30, 2015 and 2014 and target allocations for 2016, by asset class, were as follows:

	2015	2014	Target %
Equity	32%	34%	30%
Fixed Income	65%	63%	70%
Other	3%	3%	—%
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

The following table presents the fair value of the benefit plan assets classified under the appropriate level of the fair value hierarchy as of June 30, 2015:

(in thousands)	Level 1	Level 2	Level 3	Total
Corporate fixed income securities	$—	$391,275	$—	$391,275
Common / collective trusts:
Value funds	—	102,466	—	102,466
Growth funds	—	54,179	—	54,179
Balanced funds	—	10,090	—	10,090
Common stock	94,964	—	—	94,964
Government securities:
U.S. Government securities	—	68,628	—	68,628
Foreign government securities	—	44,474	—	44,474
Other fixed income securities	—	32,540	—	32,540
Other	3,396	25,325	—	28,721
Total investments	$98,360	$728,977	$—	$827,337
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
Defined Contribution Plans
We sponsor several defined contribution retirement plans. Costs for defined contribution plans were $23.1 million, $20.4 million and $16.7 million in 2015, 2014 and 2013, respectively.

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

The components of and changes in AOCL were as follows (net of tax) for the year ended June 30, 2015 (in thousands):

Attributable to Kennametal:	Post-retirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2014	$(93,742)	$38,811	$(11,200)	$(66,131)
Other comprehensive (loss) income before reclassifications	(47,982)	(136,120)	6,652	(177,450)
Amounts Reclassified from AOCL	2,931	—	(2,873)	58
Net current period other comprehensive loss	(45,051)	(136,120)	3,779	(177,392)
AOCL, June 30, 2015	$(138,793)	$(97,309)	$(7,421)	$(243,523)

Attributable to noncontrolling interests:
Balance, June 30, 2014	$—	$1,087	$—	$1,087
Other comprehensive loss before reclassifications	—	(3,345)	—	(3,345)
Net current period other comprehensive loss	—	(3,345)	—	(3,345)
AOCL, June 30, 2015	$—	$(2,258)	$—	$(2,258)

The components of and changes in AOCL were as follows (net of tax) for the year ended June 30, 2014 (in thousands):

Attributable to Kennametal:	Post-retirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2013	$(83,936)	$7,413	$(12,481)	$(89,004)
Other comprehensive (loss) income before reclassifications	(11,990)	31,398	(706)	18,702
Amounts Reclassified from AOCL	2,184	—	1,987	4,171
Net current period other comprehensive loss	(9,806)	31,398	1,281	22,873
AOCL, June 30, 2014	$(93,742)	$38,811	$(11,200)	$(66,131)

Attributable to noncontrolling interests:
Balance, June 30, 2013	$—	$721	$—	$721
Other comprehensive income before reclassifications	—	366	—	366
Net current period other comprehensive loss	—	366	—	366
AOCL, June 30, 2014	$—	$1,087	$—	$1,087

The components of and changes in AOCL were as follows (net of tax) for the year ended June 30, 2013 (in thousands):

Attributable to Kennametal:	Post-retirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2012	$(132,991)	$(4,424)	$(13,247)	$(150,662)
Other comprehensive income (loss) before reclassifications	39,376	9,772	(611)	48,537
Amounts Reclassified from AOCL	9,679	—	1,377	11,056
Net current period other comprehensive loss	49,055	9,772	766	59,593
Sale of subsidiary stock to noncontrolling interest	—	2,065	—	2,065
AOCL, June 30, 2013	$(83,936)	$7,413	$(12,481)	$(89,004)

Attributable to noncontrolling interests:
Balance, June 30, 2012	$—	$1,271	$—	$1,271
Other comprehensive loss before reclassifications	—	(550)	—	(550)
Net current period other comprehensive loss	—	(550)	—	(550)
AOCL, June 30, 2013	$—	$721	$—	$721

Reclassifications out of AOCL for the years ended June 30, 2015, 2014 and 2013 consisted of the following:

	Year Ended June 30,
Details about AOCL components (in thousands)	2015	2014	2013	Affected line item in the Income Statement
Gains and losses on cash flow hedges:
Forward starting interest rate swaps	$2,021	$1,945	$1,872	Interest expense
Currency exchange contracts	(6,700)	1,260	363	Other (income) expense, net
Total before tax	(4,679)	3,205	2,235
Tax (expense) benefit	(1,806)	1,218	858	(Benefit) provision for income taxes
Net of tax	$(2,873)	$1,987	$1,377

Post-retirement benefit plans:
Amortization of transition obligations	$78	$78	$69	See Note 12 for further details
Amortization of prior service credit	(420)	(345)	(306)	See Note 12 for further details
Recognition of actuarial losses	4,163	2,959	15,378	See Note 12 for further details
Total before tax	3,821	2,692	15,141
Tax benefit	890	508	5,462	(Benefit) provision for income taxes
Net of tax	$2,931	$2,184	$9,679

The amount of income tax allocated to each component of other comprehensive (loss) for the year ended June 30, 2015:

(in thousands)	Pre-tax	Tax impact	Net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	$10,834	$(4,182)	$6,652
Reclassification of unrealized gain on expired derivatives designated and qualified as cash flow hedges	(4,679)	1,806	(2,873)
Unrecognized net pension and other postretirement benefit loss	(76,029)	28,047	(47,982)
Reclassification of net pension and other postretirement benefit loss	3,821	(890)	2,931
Foreign currency translation adjustments	(147,172)	7,707	(139,465)
Other comprehensive (loss)	$(213,225)	$32,488	$(180,737)

The amount of income tax allocated to each component of other comprehensive income for the year ended June 30, 2014:

(in thousands)	Pre-tax	Tax impact	Net of tax
Unrealized loss on derivatives designated and qualified as cash flow hedges	$(1,139)	$433	$(706)
Reclassification of unrealized loss on expired derivatives designated and qualified as cash flow hedges	3,205	(1,218)	1,987
Unrecognized net pension and other postretirement benefit loss	(15,900)	3,910	(11,990)
Reclassification of net pension and other postretirement benefit loss	2,692	(508)	2,184
Foreign currency translation adjustments	33,493	(1,730)	31,763
Other comprehensive income	$22,351	$887	$23,238

The amount of income tax allocated to each component of other comprehensive income for the year ended June 30, 2013:

(in thousands)	Pre-tax	Tax impact	Net of tax
Unrealized loss on derivatives designated and qualified as cash flow hedges	(992)	381	(611)
Reclassification of unrealized loss on expired derivatives designated and qualified as cash flow hedges	2,235	(858)	1,377
Unrecognized net pension and other postretirement benefit gain	64,340	(24,964)	39,376
Reclassification of net pension and other postretirement benefit loss	15,141	(5,462)	9,679
Foreign currency translation adjustments	10,414	(1,191)	9,223
Other comprehensive income	91,138	(32,094)	59,044

NOTE 14 — RESTRUCTURING AND RELATED CHARGES AND ASSET IMPAIRMENT CHARGES
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
The total pre-tax charges for Phase 1 programs are expected to be in the range of $55 million to $60 million, which is expected to be approximately 50 percent Industrial and 50 percent Infrastructure. Total restructuring and related charges since inception of $51.9 million have been recorded for these Phase 1 programs through June 30, 2015: $29.7 million in Industrial, $20.0 million in Infrastructure, and $2.2 million in Corporate.
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
The total pre-tax charges for Phase 2 programs are expected to be in the range of $90 million to $100 million, which is expected to be approximately 85 percent Industrial and 15 percent Infrastructure. Total restructuring and related charges since inception of $23.6 million have been recorded for these Phase 2 programs through June 30, 2015: $14.2 million in Industrial, $8.2 million in Infrastructure, and $1.2 million in Corporate.
Phase 3
We are implementing restructuring actions in conjunction with Phase 3. These initiatives are expected to enhance operational efficiencies through an enterprise-wide cost reduction program as well as the consolidation of certain manufacturing facilities. These restructuring actions are expected to be completed by March 2017 and are anticipated to be mostly cash expenditures.
The total pre-tax charges for Phase 3 programs are expected to be in the range of $40 million to $45 million, which is expected to be approximately 50 percent Industrial and 50 percent Infrastructure. Total restructuring and related charges since inception of $1.6 million have been recorded in Infrastructure for these Phase 3 programs through June 30, 2015.

Combined
During 2015, we recognized total restructuring and related charges of $58.1 million, of this amount, restructuring charges totaled $42.1 million, of which $1.5 million were charges related to inventory disposals and were recorded in cost of goods sold. Total restructuring-related charges of $8.2 million were recorded in cost of goods sold and $7.8 million in operating expense during 2015.
During 2014, we recognized total restructuring and related charges of $19.1 million, of this amount, restructuring charges totaled $17.8 million, of which $0.2 million were charges related to inventory disposals and were recorded in cost of goods sold. Total restructuring-related charges of $1.2 million were recorded in cost of goods sold and $0.1 million in operating expense during 2014.
During 2013, we recorded no restructuring and related charges.
The restructuring accrual is recorded in other current liabilities in our consolidated balance sheet and the amount attributable to each segment is as follows:

(in thousands)	June 30, 2014	Expense	Asset Write-Down	Other (2)	Translation	Cash Expenditures	June 30, 2015
Industrial
Severance	$5,815	$20,713	$—	$—	$(328)	$(12,744)	$13,456
Facilities	444	2,277	(2,231)	—	(15)	(475)	—
Other	67	77	—	—	(2)	(114)	28
Total Industrial	$6,326	$23,067	$(2,231)	$—	$(345)	$(13,333)	$13,484

Infrastructure
Severance	$2,458	$14,027	$—	$(459)	$(223)	$(8,630)	$7,173
Facilities	190	4,969	(3,638)	—	(32)	(1,358)	131
Other	28	—	—	—	(3)	(25)	—
Total Infrastructure	2,676	18,996	(3,638)	(459)	(258)	(10,013)	7,304
Total	$9,002	$42,063	$(5,869)	$(459)	$(603)	$(23,346)	$20,788
(2) Special termination benefit charge for one of our U.S.-based benefit pension plans resulting from a plant closure - see Note 12.

(in thousands)	June 30, 2013	Expense	Asset Write-Down	Other	Translation	Cash Expenditures	June 30, 2014
Industrial
Severance	$—	$9,536	$—	$—	$11	$(3,732)	$5,815
Facilities	—	2,829	(2,395)	—	14	(4)	444
Other	—	136	—	—	13	(82)	67
Total Industrial	$—	$12,501	$(2,395)	$—	$38	$(3,818)	$6,326

Infrastructure
Severance	$—	$4,034	$—	$—	$4	$(1,580)	$2,458
Facilities	—	1,197	(1,013)	—	8	(2)	190
Other	—	57	—	—	6	(35)	28
Total Infrastructure	—	5,288	(1,013)	—	18	(1,617)	2,676
Total	$—	$17,789	$(3,408)	$—	$56	$(5,435)	$9,002

Asset impairment Charges
See discussion on Infrastructure segment goodwill and other intangible asset impairment charges in Note 2.

NOTE 15 — FINANCIAL INSTRUMENTS
The methods used to estimate the fair value of our financial instruments are as follows:
Cash and Equivalents, Current Maturities of Long-Term Debt and Notes Payable to Banks The carrying amounts approximate their fair value because of the short maturity of the instruments.
Long-Term Debt Fixed rate debt had a fair market value of $698.0 million and $705.3 million at June 30, 2015 and 2014, respectively. The fair value is determined based on the quoted market price of this debt as of June 30 and were classified in Level 2 of the fair value hierarchy.
Foreign Exchange Contracts The notional amount of outstanding foreign exchange contracts, translated at current exchange rates, was $53.8 million and $91.1 million at June 30, 2015 and 2014, respectively. We would have received $2.6 million and $0.2 million at June 30, 2015 and 2014, respectively, to settle these contracts representing the fair value of these agreements. The carrying value equaled the fair value for these contracts at June 30, 2015 and 2014. Fair value was estimated based on quoted market prices of comparable instruments.
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
We are exposed to counterparty credit risk for nonperformance of derivatives and, in the unlikely event of nonperformance, to market risk for changes in interest and currency exchange rates, as well as settlement risk. We manage exposure to counterparty credit risk through credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. We do not anticipate nonperformance by any of the counterparties. As of June 30, 2015 and 2014, we had no significant concentrations of credit risk.

NOTE 16 — STOCK-BASED COMPENSATION
Stock Options
The assumptions used in our Black-Scholes valuation related to grants made during 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Risk-free interest rate	1.5%	1.3%	0.6%
Expected life (years) (3)	4.5	4.5	4.5
Expected volatility (4)	32.5%	40.3%	49.5%
Expected dividend yield	1.7%	1.7%	1.5%
(3) Expected life is derived from historical experience.
(4) Expected volatility is based on the implied historical volatility of our stock.

Changes in our stock options for 2015 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2014	2,264,824	$33.95
Granted	436,541	40.81
Exercised	(416,534)	27.18
Lapsed and forfeited	(190,794)	41.08
Options outstanding, June 30, 2015	2,094,037	$36.08	4.4	$4,720
Options vested and expected to vest, June 30, 2015	2,062,054	$36.02	4.4	$4,720
Options exercisable, June 30, 2015	1,615,372	$34.65	3.2	$4,720
During 2015, 2014 and 2013, compensation expense related to stock options was $3.2 million, $4.3 million and $6.2 million, respectively. As of June 30, 2015, the total unrecognized compensation cost related to options outstanding was $2.1 million and is expected to be recognized over a weighted average period of 2.6 years.

Weighted average fair value of options granted during 2015, 2014 and 2013 was $10.16, $13.76 and $13.53, respectively. Fair value of options vested during 2015, 2014 and 2013 was $7.6 million, $5.1 million and $5.2 million, respectively.
Tax benefits relating to excess stock-based compensation deductions, are presented in the statement of cash flow as financing cash inflows. Tax benefits resulting from stock-based compensation deductions exceeded amounts reported for financial reporting purposes by $1.3 million, $6.0 million and $4.2 million in 2015, 2014 and 2013, respectively.
The amount of cash received from the exercise of capital stock options during 2015, 2014 and 2013 was $11.7 million, $20.6 million and $12.5 million, respectively. The related tax benefit for 2015, 2014 and 2013 was $2.0 million, $4.6 million and $2.8 million, respectively. The total intrinsic value of options exercised during 2015, 2014 and 2013 was $5.3 million, $14.8 million and $8.3 million, respectively.
Under the provisions of the A/R 2010 Plan, participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during 2015, 2014 and 2013 were immaterial.

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
Changes in our time vesting and performance vesting restricted stock units for 2015 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested performance vesting and time vesting restricted stock units, June 30, 2014	197,356	$40.92	743,326	$39.20
Granted	88,536	43.16	455,296	42.00
Vested	(28,022)	38.95	(385,321)	37.42
Performance metric not achieved	(65,373)	43.16	—	—
Forfeited	(91,252)	42.96	(124,033)	42.20
Unvested performance vesting and time vesting restricted stock units, June 30, 2015	101,245	$43.00	689,268	$41.53
During 2015, 2014 and 2013, compensation expense related to time vesting and performance vesting restricted stock units was $13.5 million, $13.1 million and $15.2 million, respectively. As of June 30, 2015, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $12.5 million and is expected to be recognized over a weighted average period of 2.5 years.

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
Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At June 30, 2015 and 2014, the balance of these reserves was $12.6 million and $11.0 million, respectively. These reserves represent anticipated costs associated with the remediation of these issues.

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
Lease Commitments We lease a wide variety of facilities and equipment under operating leases, primarily for warehouses, production and office facilities and equipment. Lease expense under these rentals amounted to $29.4 million, $31.9 million and $30.8 million in 2015, 2014 and 2013, respectively. Future minimum lease payments for non-cancelable operating leases are $24.8 million, $18.3 million, $11.7 million, $8.9 million and $9.1 million for the years 2016 through 2020 and $38.2 million thereafter.
Purchase Commitments We have purchase commitments for materials, supplies and machinery and equipment as part of the ordinary conduct of business. Some of these commitments extend beyond one year and are based on minimum purchase requirements. We believe these commitments are not at prices in excess of current market.
Other Contractual Obligations We do not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our liquidity.
Related Party Transactions Sales to affiliated companies were immaterial in 2015, 2014 and 2013. We do not have any other related party transactions that affect our operations, results of operations, cash flow or financial condition.

NOTE 19 — SEGMENT DATA

The Company manages and reports its business in the following two segments: Industrial and Infrastructure. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities, the manner in which we organize segments for making operating decisions and assessing performance and the availability of separate financial results. We do not allocate certain corporate expenses related to executive retirement plans, the Company’s Board of Directors and strategic initiatives, as well as certain other costs and report them in Corporate. Neither of our two reportable operating segments represent the aggregation of two or more operating segments.
Sales to a single customer did not aggregate 4 percent or more of total sales in 2015, 2014 and 2013. Export sales from U.S. operations to unaffiliated customers were $71.0 million, $82.2 million and $102.1 million in 2015, 2014 and 2013, respectively.
At the start of fiscal 2014, the Company enhanced its organizational structure to align a broader base management team with customer-facing products and technology platforms, as well as to further increase cross-selling opportunities. This operating structure supports the Company's stated growth objectives across diverse market sectors, preserves the focus on customers and increases product innovation. Consistent with previous allocation methodologies, corporate expenses related to each segment have been classified accordingly. We restated the segment financial information for the year ended June 30, 2013 to reflect the change in reportable operating segments.

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
Segment data is summarized as follows:

(in thousands)	2015	2014	2013
Sales:
Industrial	$1,461,744	$1,524,075	$1,386,690
Infrastructure	1,185,451	1,313,115	1,202,683
Total sales	$2,647,195	$2,837,190	$2,589,373

Operating (loss) income:
Industrial	$160,894	$177,040	$192,828
Infrastructure	(509,381)	94,940	111,453
Corporate	(9,336)	(8,548)	(7,887)
Total operating (loss) income	$(357,823)	$263,432	$296,394

Interest expense	$31,466	$32,451	$27,472
Other (income) expense, net	(1,674)	2,172	2,313
(Loss) income before income taxes	$(387,615)	$228,809	$266,609

Depreciation and amortization:
Industrial	$64,188	$65,820	$60,458
Infrastructure	67,413	64,339	52,583
Corporate	63	63	63
Total depreciation and amortization	$131,664	$130,222	$113,104

Equity income:
Industrial	$—	$34	$—
Infrastructure	6	50	42
Total equity income	$6	$84	$42

Total assets:
Industrial	$1,259,270	$1,449,688	$1,190,026
Infrastructure	1,279,608	1,986,724	1,522,470
Corporate	310,651	431,674	588,543
Total assets	$2,849,529	$3,868,086	$3,301,039

Capital expenditures:
Industrial	$64,497	$71,628	$47,501
Infrastructure	36,442	45,748	35,334
Total capital expenditures	$100,939	$117,376	$82,835

Investments in affiliated companies:
Industrial	$—	$—	$234
Infrastructure	361	495	437
Total investments in affiliated companies	$361	$495	$671

Geographic information for sales, based on country of origin, and assets is as follows:

(in thousands)	2015	2014	2013
Sales:
United States	$1,176,622	$1,198,541	$1,052,466
Germany	442,009	511,209	454,807
China	246,953	248,212	239,418
Italy	85,530	107,511	94,183
India	85,193	81,455	83,401
Canada	73,912	78,163	93,257
United Kingdom	70,600	105,041	92,614
Other	466,376	507,058	479,227
Total sales	$2,647,195	$2,837,190	$2,589,373

Total assets:
United States	$1,338,594	$1,842,453	$1,228,923
Germany	394,491	538,661	646,983
China	274,774	341,949	311,053
Switzerland	194,139	264,928	207,000
India	97,463	94,897	94,914
Italy	94,978	178,141	172,764
United Kingdom	71,342	79,657	107,738
Canada	60,492	133,481	138,959
Other	323,256	393,919	392,705
Total assets:	$2,849,529	$3,868,086	$3,301,039

Approximate sales by end markets as a percentage of consolidated sales are as follows:

	2015	2014	2013
End Markets:
General engineering	36%	31%	29%
Transportation	21	21	21
Energy	19	23	23
Earthworks	17	19	20
Aerospace and defense	7	6	7
Total	100%	100%	100%

NOTE 20 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

For the quarter ended (in thousands, except per share data)	September 30	December 31	March 31	June 30
2015
Sales	$694,941	$675,631	$638,970	$637,653
Gross profit	218,099	199,458	199,470	188,966
Net income (loss) attributable to Kennametal	39,489	(388,302)	(46,229)	21,146
Basic earnings (loss) per share attributable to Kennametal (5)
Net income	0.50	(4.89)	(0.58)	0.27
Diluted earnings (loss) per share attributable to Kennametal (5)
Net income	0.49	(4.89)	(0.58)	0.26
2014
Sales	$619,808	$689,936	$755,242	$772,204
Gross profit	198,237	206,971	238,955	252,840
Net income attributable to Kennametal	37,837	24,209	50,865	45,455
Basic earnings per share attributable to Kennametal (5)
Net income	0.48	0.31	0.65	0.58
Diluted earnings per share attributable to Kennametal (5)
Net income	0.48	0.30	0.64	0.57
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

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015. The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance at June 30, 2015 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)	Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting is included in Item 8 of this Form 10-K and incorporated herein by reference.

(c)	Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of Kennametal’s internal control over financial reporting as of June 30, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this annual report on Form 10-K, which is incorporated herein by reference.

(d)	Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION
None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding the executive officers of Kennametal Inc. is as follows: Name, Age, Position, and Experience During the Past Five Years (1).
Donald A. Nolan, 54
President and Chief Executive Officer
President and Chief Executive Officer since November 2014; Formerly, President, Materials Group at Avery Dennison (provides labeling and packaging materials and solutions) from March 2008 to November 2014.
Judith L. Bacchus, 53
Vice President and Chief Human Resources Officer
Vice President and Chief Human Resources Officer since June 2011; Vice President, Human Resources Field Services from July 2009 to June 2011.
Robert J. Clemens, 58
Vice President and Chief Technical Officer
Vice President and Chief Technical Officer since March 2013; Formerly, Vice President, Corporate Technology at Eastman Chemical Company (specialty chemical company) from January 2008 to February 2013.
Peter Dragich, 52
Vice President Integrated Supply Chain and Logistics
Vice President Integrated Supply Chain and Logistics since October 2012; Formerly, Vice President, Global Field Operations, Climate, Controls, and Security for United Technologies Corporation (provides products and services to aerospace and building systems industries) from May 2010 to October 2012.
Martha Fusco, 41
Interim Chief Financial Officer, Vice President Finance and Corporate Controller
Interim Chief Financial Officer since February 2015; Vice President Finance and Corporate Controller since December 2009.
Jeswant Gill, 52
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
Steven R. Hanna, 61
Vice President and Chief Information Officer
Vice President and Chief Information Officer since October 2008.
John H. Jacko, Jr., 58
Vice President and Chief Marketing Officer
Vice President and Chief Marketing Officer since July 2008.
Kevin G. Nowe, 63
Vice President, Secretary and General Counsel
Vice President, Secretary and General Counsel since November 2009.

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

Incorporated herein by reference is the information provided under the captions “Proposal I. Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 30, 2015 (2015 Proxy Statement). Also incorporated herein by reference is the information set forth under the caption “Ethics and Corporate Governance-Code of Business Ethics and Conduct” and "Ethics and Corporate Governance -- Corporate Governance" in the 2015 Proxy Statement.
The Company has a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The members of the Audit Committee are: Timothy R. McLevish (Chair); Cindy L. Davis; Lawrence W. Stranghoener and Steven H. Wunning. Incorporated herein by reference is the information provided under the caption “Board of Directors and Board Committees-Committee Functions-Audit Committee” in the 2015 Proxy Statement.

ITEM 11 — EXECUTIVE COMPENSATION

Incorporated herein by reference is certain information in the “Executive Compensation, Compensation Discussion and Analysis” section of the 2015 Proxy Statement including, without limitation, Compensation Committee Report, Analysis of Risk Inherent in our Compensation Policies and Practices, the Executive Compensation Tables and Potential Payments Upon Termination or Change in Control. Also incorporated herein by reference is certain information in “Board of Directors Compensation and Benefits” and “Board of Directors and Board Committees."

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from our 2015 Proxy Statement are: (i) the information set forth under the caption “Equity Compensation Plans” (ii) the information set forth under the caption “Ownership of Capital Stock by Directors, Nominees and Executive Officers” with respect to the directors’ and officers’ shareholdings; and (iii) the information set forth under the caption “Principal Holders of Voting Securities” with respect to other beneficial owners.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference is certain information set forth under the captions “Ethics and Corporate Governance—Corporate Governance – Board of Director Review and Approval of Related Person Transactions,” “Executive Compensation,” “Executive Compensation Tables” and “Ethics and Corporate Governance – Corporate Governance – Board Composition and Independence” in the 2015 Proxy Statement.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference is the information with respect to pre-approval policies set forth under the caption “Proposal II.  Ratification of PriceWaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the Fiscal Year ending June 30, 2015 - Audit Committee Pre-Approval Policy” and the information with respect to principal accountant fees and services set forth under “Proposal II.  Ratification of PriceWaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the Fiscal Year ending June 30, 2015 - Fees and Services” in the 2015 Proxy Statement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENNAMETAL INC.
Date: August 13, 2015	By:	/s/ Martha Fusco
Martha Fusco
Interim Chief Financial Officer
Vice President Finance and Corporate Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DONALD A. NOLAN Donald A. Nolan	President and Chief Executive Officer	August 13, 2015

/s/ MARTHA FUSCO Martha Fusco	Interim Chief Financial Officer, Vice President Finance and Corporate Controller	August 13, 2015

/s/ WILLIAM R. NEWLIN William R. Newlin	Chairman of the Board	August 13, 2015

/s/ CINDY L. DAVIS Cindy L. Davis	Director	August 13, 2015

/s/ RONALD M. DEFEO Ronald M. DeFeo	Director	August 13, 2015

/s/ PHILIP A. DUR Philip A. Dur	Director	August 13, 2015

/s/ WILLIAM J. HARVEY William J. Harvey	Director	August 13, 2015

/s/ TIMOTHY R. MCLEVISH Timothy R. McLevish	Director	August 13, 2015

/s/ LAWRENCE W. STRANGHOENER Lawrence W. Stranghoener	Director	August 13, 2015

/s/ STEVEN H. WUNNING Steven H. Wunning	Director	August 13, 2015

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
FINANCIAL STATEMENT SCHEDULE                                    Page 77
Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended June 30, 2015, 2014 and 2013
3. Exhibits

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Sale and Purchase Agreement relating to Deloro Stellite Holdings 1 Limited dated 2012	Exhibit 2.1 of the Form 10-Q filed February 8, 2012 (File No. 001-05318) is incorporated herein by reference.
2.2	Warranty Agreement relating to Deloro Stellite Holdings 1 Limited dated January 13, 2012	Exhibit 2.2 of the Form 10-Q filed February 8, 2012 (File No. 001-05318) is incorporated herein by reference.
2.3	Tax Deed Covenant relating to Deloro Stellite Holdings 1 Limited dated March 1, 2012	Exhibit 2.1 of the Form 10-Q filed May 9, 2012 (File No. 001-05318) is incorporated herein by reference.
2.4	Purchase Agreement relating to the Tungsten Materials Business of Allegheny Technologies Incorporated dated as of September 13, 2013	Exhibit 2.1 of the Form 10-Q filed November 7, 2013 (File No. 001-05318) is incorporated herein by reference.

3	Articles of Incorporation and Bylaws
3.1	Amended and Restated Articles of Incorporation as amended through October 30, 2006	Exhibit 3.1 of the December 31, 2006 Form 10-Q filed February 9, 2007 (File No. 001-05318) is incorporated herein by reference.
3.2	Bylaws of Kennametal Inc. as amended through January 24, 2012	Exhibit 3.3 of the Form 8-K filed January 26, 2012 (File No. 001-05318) is incorporated herein by reference.
3.3	Articles of Incorporation of Kennametal Inc., as amended through October 28, 2014	Exhibit 3.(i) of the Form 8-K filed October 30, 2014 (File No. 001-05318) is incorporated herein by reference.
3.4	By-Laws of Kennametal Inc., as amended through October 28, 2014	Exhibit 3.(ii) of the Form 8-K filed October 30, 2014 (File No. 001-05318) is incorporated herein by reference.

4	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Indenture, dated as of June 19, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee	Exhibit 4.1 of the Form 8-K filed June 20, 2002 (File No. 001-05318) is incorporated herein by reference.
4.2	First Supplemental Indenture, dated as of June 19, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee	Exhibit 4.2 of the Form 8-K filed June 20, 2002 (File No. 001-05318) is incorporated herein by reference.
4.3	Indenture dated February 14, 2012 between Kennametal Inc. and U.S. Bank National Association	Exhibit 4.1 of the Form 8-K filed February 14, 2012 (File No. 001-05318) is incorporated herein by reference.
4.4	First Supplemental Indenture dated February 14, 2012 between Kennametal Inc. and U.S. Bank National Association (including Form of 3.875% Note due 2022)	Exhibit 4.2 of the Form 8-K filed February 14, 2012 (File No. 001-05318) is incorporated herein by reference.
4.5	Second Supplemental Indenture dated November 7, 2012 between Kennametal Inc. and U.S. Bank National Association (including Form of 2.65% Note due 2019)	Exhibit 4.4 of the Form 8-K filed November 7, 2012 (File No. 001-05318) is incorporated herein by reference.

10	Material Contracts
10.1*	Kennametal Inc. Management Performance Bonus Plan	Appendix A to the 2011 Proxy Statement filed September 12, 2011 (File No. 001-05318) is incorporated herein by reference.
10.2*	Deferred Fee Plan for Outside Directors, as amended and restated effective December 30, 2008	Exhibit 10.1 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.3*	Executive Deferred Compensation Trust Agreement	Exhibit 10.5 of the June 30, 1988 Form 10-K (File No. 001-05318) is incorporated herein by reference.
10.4*	Directors Stock Incentive Plan, as amended and restated effective December 30, 2008	Exhibit 10.2 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.5*	Performance Bonus Stock Plan of 1995, as amended and restated effective December 30, 2008	Exhibit 10.3 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.6*	Kennametal Inc. Stock and Incentive Plan of 2002 (as amended on October 21, 2008)	Appendix A to the 2008 Proxy Statement filed September 8, 2008 (File No. 001-05318) is incorporated herein by reference.
10.7*	Forms of Award Agreements under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended	Exhibit 10.18 of the June 30, 2004 Form 10-K filed September 10, 2004 (File No. 001-05318) is incorporated herein by reference.
10.8*	Form of Kennametal Inc. Restricted Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended)	Exhibit 10.1 of the September 30, 2009 Form 10-Q filed November 5, 2009 (File No. 001-05318) is incorporated herein by reference.
10.9*	Form of Kennametal Inc. Performance Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended)	Exhibit 10.1 of Form 10-Q filed November 5, 2010 (File No. 001-05318) is incorporated herein by reference.
10.10*	Form of Employment Agreement with Carlos M Cardoso	Exhibit 10.9 of the June 30, 2000 Form 10-K filed September 22, 2000 (File No. 001-05318) is incorporated herein by reference.
10.11*	Letter Agreement amending Employment Agreement with Carlos M. Cardoso	Exhibit 10.2 of the Form 8-K filed December 9, 2005 (File No. 001-05318) is incorporated herein by reference.
10.12*	Amendment No. 3 to Employment Agreement with Carlos M. Cardoso	Exhibit 10.5 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.13*	Form of Amended and Restated Employment Agreement with Named Executive Officers (other than Mr. Cardoso)	Exhibit 10.1 of the December 31, 2006 Form 10-Q filed February 9, 2007 (File No. 001-05318) is incorporated herein by reference.
10.14*	Form of Amendment to Amended and Restated Employment Agreement with Named Executive Officers (other than Mr. Cardoso)	Exhibit 10.6 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.15*	Schedule of Named Executive Officers who have entered into the Form of Amended and Restated Employment Agreement and Form of Amendment as set forth in Exhibits 10.13 and 10.14	Exhibit 10.19 of the Form 10-K filed August 13, 2013 (File No. 001-05318) is incorporated herein by reference.
10.16*	Form of Officer's Employment Agreement	Filed herewith.
10.17*	Schedule of Named Executive Officers who have entered into the Form of Officer's Employment Agreement as set forth in Exhibit 10.16.	Filed herewith.
10.18*	Form of Indemnification Agreement for Named Executive Officers	Exhibit 10.2 of the Form 8-K filed March 22, 2005 (File No. 001-05318) is incorporated herein by reference.
10.19*	Schedule of Named Executive Officers who have entered into the Form of Indemnification Agreement as set forth in Exhibit 10.18	Filed herewith.
10.20*	Form of Employment Agreement with Donald A. Nolan	Exhibit 10.1 of the Form 8-K filed November 17, 2015 (File No. 001-05318) is incorporated herein by reference.
10.21*	Form of Stock Option Award Agreement for President and CEO	Exhibit 10.2 of the Form 8-K filed November 17, 2015 (File No. 001-05318) is incorporated herein by reference.
10.22*	Form of Restricted Stock Unit Award Agreement for President and CEO	Exhibit 10.3 of the Form 8-K filed November 17, 2015 (File No. 001-05318) is incorporated herein by reference.

10.23*	Kennametal Inc. Executive Retirement Plan (for Designated Others) (as amended effective December 30, 2008)	Exhibit 10.8 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.24*	Amendment No. 1 to Kennametal Inc. Executive Retirement Plan (dated January 27, 2015)	Exhibit 10.2 to the Form 8-K dated February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
10.25*	Amendment No. 2 to Kennametal Inc. Executive Retirement Plan (dated June 18, 2015)	Exhibit 10.1 of the Form 8-K filed June 23, 2015 (File No. 001-05318) is incorporated herein by reference.
10.26*	Kennametal Inc. Supplemental Executive Retirement Plan (as amended effective December 30, 2008)	Exhibit 10.9 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.27*	Amendment No. 1 to the Kennametal Inc. Supplemental Executive Retirement Plan (as amended effective December 30, 2008) (dated June 18, 2015)	Exhibit 10.2 of the Form 8-K filed June 23, 2015 (File No. 001-05318) is incorporated herein by reference.
10.28*	Description of Compensation Payable to Non-Employee Directors	Exhibit 10.24 of the Form 10-K filed August 13, 2013 (File No. 001-05318) is incorporated herein by reference.
10.29
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
10.30
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
10.31
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
Exhibit 10.1 of Form 8-K filed April 11, 2013 (File No. 001-05318) is incorporated herein by reference.
10.32	Form of Third Amended and Restated Guarantee (in connection with the Third Amended and Restated Credit Agreement)	Exhibit 10.26 of Form 10-K filed August 12, 2010 (File No. 001-05318) is incorporated herein by reference.
10.33*	Stock and Incentive Plan of 2010	Exhibit A of the 2010 Proxy Statement filed September 13, 2010 (File No. 001-05318) is incorporated herein by reference.
10.34*	Form of Kennametal Inc. Performance Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.2 of Form 10-Q filed February 8, 2011 (File No. 001-05318) is incorporated herein by reference.
10.35*	Form of Kennametal Inc. Restricted Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.3 of Form 10-Q filed February 8, 2011 (File No. 001-05318) is incorporated herein by reference.
10.36*	Form of Kennametal Inc. Restricted Unit Award for Non-Employee Directors (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.4 of Form 10-Q filed February 8, 2011 (File No. 001-05318) is incorporated herein by reference.

10.37*	Form of Kennametal Inc. Nonstatutory Stock Option Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.5 of Form 10-Q filed February 8, 2011 (File No. 001-05318) is incorporated herein by reference.
10.38*	Form of Kennametal Inc. Nonstatutory Stock Option Award for Non-Employee Directors (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.6 of Form 10-Q filed February 8, 2011 (File No. 001-05318) is incorporated herein by reference
10.39*	Form of Performance Unit Award (granted under Kennametal Inc. Stock and Incentive Plan 2010)	Exhibit 10.2 of Form 10-Q filed November 8, 2011 (File No. 001-05318) is incorporated herein by reference
10.40*	Form of Officer's Employment Agreement	Exhibit 10.1 of Form 8-K filed May 13, 2011 (File No. 001-05318) is incorporated herein by reference.
10.41*	Schedule of Executive Officers who have entered into the Form of Officer's Employment Agreement as set forth in Exhibit 10.40	Filed herewith.
10.42*	Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013)	Appendix A of the 2013 Proxy Statement filed September 17, 2013 (File No. 001-05318) is incorporated herein by reference.
10.43*	Form of Kennametal Inc. Performance Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.38 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.44*	Form of Kennametal Inc. Restricted Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.39 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.45*	Form of Kennametal Inc. Restricted Unit Award for Non-Employee Directors (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.40 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.46*	Form of Kennametal Inc. Nonstatutory Stock Option Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.41 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.47*	Form of Kennametal Inc. Nonstatutory Stock Option Award for Non-Employee Directors (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.42 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.48*	Form of Kennametal Inc. Cash Settled Share-Based Award for China-based Employees (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.43 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.49*	Form of Kennametal Inc. Stock Appreciation Right Award for China-based Employees (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.44 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.50*	Form of Kennametal Inc. Restricted Unit Award - Alternate Form (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.45 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.51*	Form of Kennametal Inc. Nonstatutory Stock Option Award - Alternate Form (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.46 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.52*	Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013)	Exhibit 10.1 to the Form 8-K dated February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
10.53*	Form of Kennametal Inc. Performance Unit Award (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.3 to the Form 8-K dated February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
10.54*	Form of Kennametal Inc. Restricted Unit Award (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.4 to the Form 8-K dated February 2, 2015 (File No. 001-05318) is incorporated herein by reference.

10.55*
Form of Kennametal Inc. Restricted Unit Award for Non-Employee Directors (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))
Exhibit 10.5 to the Form 8-K dated February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
10.56*	Form of Kennametal Inc. Restricted Unit Award - Alternate Form (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.6 to the Form 8-K dated February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
10.57*	Form of Kennametal Inc. Restricted Unit Award - CEO (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.7 to the Form 8-K dated February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
10.58*	Form of Kennametal Inc. Nonstatutory Stock Option Award (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.8 to the Form 8-K dated February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
10.59*
Form of Kennametal Inc. Nonstatutory Stock Option Award for Non-Employee Directors (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))
Exhibit 10.9 to the Form 8-K dated February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
10.60*
Form of Kennametal Inc. Nonstatutory Stock Option Award - Alternate Form (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))
Exhibit 10.10 to the Form 8-K dated February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
10.61*	Form of Kennametal Inc. Nonstatutory Stock Option Award - CEO (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.11 to the Form 8-K dated February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
10.62*
Form of Kennametal Inc. Cash Settled Share-Based Award for China-based Employees (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))
Exhibit 10.12 to the Form 8-K dated February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
10.63*
Form of Kennametal Inc. Stock Appreciation Right Award for China-based Employees (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))
Exhibit 10.13 to the Form 8-K dated February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
10.64*	Form of Kennametal Inc. Performance Unit Award (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.1 to the Form 8-K dated July 30, 2015, (File No. 001-05318) is incorporated herein by reference.
10.65*	Form of Kennametal Inc. Performance Unit Award - President and CEO (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.2 to the Form 8-K dated July 30, 2015, (File No. 001-05318) is incorporated herein by reference.
10.66*	Form of Kennametal Inc. Restricted Unit Award (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.3 to the Form 8-K dated July 30, 2015, (File No. 001-05318) is incorporated herein by reference.
10.67*	Form of Kennametal Inc. Restricted Unit Award - President and CEO (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.4 to the Form 8-K dated July 30, 2015, (File No. 001-05318) is incorporated herein by reference.
10.68*	Form of Kennametal Inc. Restricted Unit Award - Alternate Form (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.5 to the Form 8-K dated July 30, 2015, (File No. 001-05318) is incorporated herein by reference.
10.69*
Form of Kennametal Inc. Cash Settled Share-Based Award for China-based Employees (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))
Exhibit 10.6 to the Form 8-K dated July 30, 2015, (File No. 001-05318) is incorporated herein by reference.

10.70*	Form of Kennametal Inc. Nonstatutory Stock Option Award (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.7 to the Form 8-K dated July 30, 2015, (File No. 001-05318) is incorporated herein by reference.
10.71*
Form of Kennametal Inc. Nonstatutory Stock Option Award - President and CEO (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))
Exhibit 10.8 to the Form 8-K dated July 30, 2015, (File No. 001-05318) is incorporated herein by reference.
10.72*
Form of Kennametal Inc. Nonstatutory Stock Option Award - Alternate Form (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))
Exhibit 10.9 to the Form 8-K dated July 30, 2015, (File No. 001-05318) is incorporated herein by reference.
10.73*
Form of Kennametal Inc. Stock Appreciation Right Award for China-based Employees (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))
Exhibit 10.10 to the Form 8-K dated July 30, 2015, (File No. 001-05318) is incorporated herein by reference.

21	Subsidiaries of the Registrant	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31	Certifications
31.1	Certification executed by Donald A. Nolan, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.
31.2	Certification executed by Martha Fusco, Interim Chief Financial Officer, Vice President Finance and Corporate Controller of Kennametal Inc.	Filed herewith.

32	Section 1350 Certifications
32.1
Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Donald A. Nolan, President and Chief Executive Officer of Kennametal Inc., and Martha Fusco, Interim Chief Financial Officer, Vice President Finance and Corporate Controller of Kennametal Inc.
Filed herewith.

*Denotes management contract or compensatory plan or arrangement.

101	XBRL
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Definition Linkbase	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands) For the year ended June 30	Balance at Beginning of Year	Charges to Costs and Expenses	Charged to Other Comprehensive (Loss) Income	Recoveries	Other Adjustments		Deductions from Reserves		Balance at End of Year
2015
Allowance for doubtful accounts	$14,027	$3,602	$—	$40	$(1,095)	(1)	$(3,014)	(2)	$13,560
Reserve for excess and obsolete inventory	52,737	8,666	—	—	(5,613)	(1)	(10,770)	(3)	45,020
Deferred tax asset valuation allowance	17,860	1,846	—	—	(2,935)	(1)	—		16,771
2014
Allowance for doubtful accounts	$11,949	$2,880	$—	$207	$111	(1)	$(1,120)	(2)	$14,027
Reserve for excess and obsolete inventory	52,739	9,252	—	—	1,317	(1)	(10,571)	(3)	52,737
Deferred tax asset valuation allowance	15,569	3,001	24	—	505	(1)	(1,239)	(4)	17,860
2013
Allowance for doubtful accounts	$12,530	$1,532	$—	$193	$55	(1)	$(2,361)	(2)	$11,949
Reserve for excess and obsolete inventory	55,042	6,688	—	—	508	(1)	(9,499)	(3)	52,739
Deferred tax asset valuation allowance	19,502	(148)	—	—	(2,288)	(5)	(1,497)	(4)	15,569

(1)Represents primarily currency translation adjustment.
(2)Represents uncollected accounts charged against the allowance.
(3)Represents scrapped inventory and other charges against the reserve.
(4)Represents a forfeited net operating loss deduction.
(5)Represents $2.0 million charged to goodwill relating to the business acquisition and $0.3 million relating to currency translation adjustment.