Form 10-Q
period 2015-09-30
KENNAMETAL INC
filed 2015-11-04
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
Commission file number 1-5318
KENNAMETAL INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-0900168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Grant Street Suite 5100 Pittsburgh, Pennsylvania	15219-2706
(Address of principal executive offices)	(Zip Code)
Website: www.kennametal.com
Registrant’s telephone number, including area code: (412) 248-8000
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at October 30, 2015
Capital Stock, par value $1.25 per share	79,608,177

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not relate strictly to historical or current facts. You can identify forward-looking statements by the fact they use words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression in connection with any discussion of future operating or financial performance or events. We have also included forward looking statements in this Quarterly Report on Form 10-Q concerning, among other things, our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position and product development. These statements are based on current estimates that involve inherent risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, our actual results could vary materially from our current expectations. There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements. They include: economic recession; our ability to achieve all anticipated benefits of restructuring initiatives; our foreign operations and international markets, such as currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; potential for future goodwill and other intangible asset impairment charges; our ability to protect and defend our intellectual property; continuity of information technology infrastructure; competition; our ability to retain our management and employees; demands on management resources; availability and cost of the raw materials we use to manufacture our products; product liability claims; integrating acquisitions and achieving the expected savings and synergies; global or regional catastrophic events; demand for and market acceptance of our products; business divestitures; energy costs; commodity prices; labor relations; and implementation of environmental remediation matters. We provide additional information about many of the specific risks we face in the “Risk Factors” Section of our Annual Report on Form 10-K. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2015	2014
Sales	$555,354	$694,941
Cost of goods sold	404,130	476,842
Gross profit	151,224	218,099
Operating expense	129,243	148,488
Restructuring charges (Note 7)	9,120	1,563
Amortization of intangibles	6,247	7,027
Operating income	6,614	61,021
Interest expense	6,979	8,210
Other expense (income), net	1,087	(1,813)
(Loss) income before income taxes	(1,452)	54,624
Provision for income taxes	4,252	14,497
Net (loss) income	(5,704)	40,127
Less: Net income attributable to noncontrolling interests	522	639
Net (loss) income attributable to Kennametal	$(6,226)	$39,488
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic (loss) earnings per share	$(0.08)	$0.50
Diluted (loss) earnings per share	$(0.08)	$0.49
Dividends per share	$0.20	$0.18
Basic weighted average shares outstanding	79,728	79,114
Diluted weighted average shares outstanding	79,728	79,933

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2015	2014
Net (loss) income	$(5,704)	$40,127
Other comprehensive loss, net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	525	1,507
Reclassification of unrealized (gain) loss on expired derivatives designated and qualified as cash flow hedges	(1,766)	364
Unrecognized net pension and other postretirement benefit gain	999	3,641
Reclassification of net pension and other postretirement benefit loss	1,219	754
Foreign currency translation adjustments	(18,849)	(51,513)
Total other comprehensive loss, net of tax	(17,872)	(45,247)
Total comprehensive loss	(23,576)	(5,120)
Comprehensive loss attributable to noncontrolling interests	(17)	(853)
Comprehensive loss attributable to Kennametal Shareholders	$(23,559)	$(4,267)
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	September 30, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$97,199	$105,494
Accounts receivable, less allowance for doubtful accounts of $13,054 and $13,560, respectively	401,121	445,373
Inventories (Note 10)	549,608	575,531
Deferred income taxes	58,380	72,449
Other current assets	62,203	59,699
Total current assets	1,168,511	1,258,546
Property, plant and equipment:
Land and buildings	399,632	401,207
Machinery and equipment	1,572,280	1,573,597
Less accumulated depreciation	(1,171,338)	(1,158,979)
Property, plant and equipment, net	800,574	815,825
Other assets:
Investments in affiliated companies	288	361
Goodwill (Note 17)	415,080	417,389
Other intangible assets, less accumulated amortization of $158,292 and $153,370, respectively (Note 17)	278,188	286,669
Deferred income taxes	23,462	24,091
Other	65,937	46,648
Total other assets	782,955	775,158
Total assets	$2,752,040	$2,849,529
LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases	$17,496	$8,129
Notes payable to banks	7,789	7,573
Accounts payable	177,736	187,381
Accrued income taxes	12,326	25,237
Accrued expenses	59,878	75,746
Other current liabilities	163,181	178,678
Total current liabilities	438,406	482,744
Long-term debt and capital leases, less current maturities (Note 11)	725,548	735,885
Deferred income taxes	60,120	59,744
Accrued pension and postretirement benefits	155,981	163,029
Accrued income taxes	2,997	3,002
Other liabilities	29,899	29,690
Total liabilities	1,412,951	1,474,094
Commitments and contingencies
EQUITY (Note 15)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 79,607 and 79,375 shares issued, respectively	99,508	99,219
Additional paid-in capital	422,685	419,829
Retained earnings	1,048,141	1,070,282
Accumulated other comprehensive loss	(260,856)	(243,523)
Total Kennametal Shareholders’ Equity	1,309,478	1,345,807
Noncontrolling interests	29,611	29,628
Total equity	1,339,089	1,375,435
Total liabilities and equity	$2,752,040	$2,849,529
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2015	2014
OPERATING ACTIVITIES
Net (loss) income	$(5,704)	$40,127
Adjustments for non-cash items:
Depreciation	25,312	27,345
Amortization	6,247	7,027
Stock-based compensation expense	7,016	9,909
Restructuring charges: asset write-down (Note 7)	3,049	117
Deferred income tax provision	14,381	1,296
Other	7,141	5,656
Changes in certain assets and liabilities:
Accounts receivable	35,481	26,189
Inventories	20,288	(30,007)
Accounts payable and accrued liabilities	(27,813)	(37,249)
Accrued income taxes	(28,597)	927
Accrued pension and postretirement benefits	(11,416)	(4,731)
Other	(6,678)	4,346
Net cash flow provided by operating activities	38,707	50,952
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(37,217)	(30,802)
Disposals of property, plant and equipment	1,933	619
Other	(72)	141
Net cash flow used for investing activities	(35,356)	(30,042)
FINANCING ACTIVITIES
Net increase in notes payable	386	28,427
Net increase in short-term revolving and other lines of credit	9,600	6,700
Term debt borrowings	16,618	21,988
Term debt repayments	(27,337)	(88,555)
Purchase of capital stock	(80)	(79)
Dividend reinvestment and the effect of employee benefit and stock plans	401	6,380
Cash dividends paid to Shareholders	(15,915)	(14,212)
Other	4,075	(841)
Net cash flow used for financing activities	(12,252)	(40,192)
Effect of exchange rate changes on cash and cash equivalents	606	(2,453)
CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(8,295)	(21,735)
Cash and cash equivalents, beginning of period	105,494	177,929
Cash and cash equivalents, end of period	$97,199	$156,194
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

2.BASIS OF PRESENTATION

The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with our 2015 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2015 was derived from the audited balance sheet included in our 2015 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal adjustments. The results for the three months ended September 30, 2015 and 2014 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2016 is to the fiscal year ending June 30, 2016. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

During the prior year, the Company revised its condensed consolidated statement of cash flow for the three months ended September 30, 2014 to correctly present the net cash flow provided by operating activities and effect of exchange rate changes on cash and cash equivalents, resulting in an increase of $8.4 million to operating cash flows and a corresponding decrease in effect of exchange rate changes on cash and cash equivalents. The Company evaluated this error and determined that the impact of the error was not material to the previously issued interim and annual financial statements.

3.NEW ACCOUNTING STANDARDS
Adopted
In April 2014, the Financial Accounting Standards Board (FASB) issued new guidance on reporting discontinued operations and disclosures of disposals of components of an entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This guidance was effective for Kennametal beginning July 1, 2015 and did not have a material impact on our condensed consolidated financial statements.
Issued
In August 2015, the FASB issued new guidance that defers the effective date of previously issued ASU 2014-09, “Revenue from Contracts with Customers: Topic 606.” Under the new guidance, the effective date for Kennametal was deferred from July 1, 2017 to July 1, 2018. We are in the process of assessing the impact the adoption of this ASU will have on our condensed consolidated financial statements.
In July 2015, the FASB issued new guidance on subsequent measurement of inventory. The amendments in this update require that inventory other than LIFO be subsequently measured at the lower of cost and net realizable value, as opposed to the current practice of lower of cost or market. Subsequent measurement is unchanged for inventory measured using LIFO. This standard is effective for Kennametal beginning July 1, 2017. We are in the process of evaluating the impact of adoption on our condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
(in thousands)	2015	2014
Cash paid during the period for:
Interest	$6,832	$9,002
Income taxes	19,838	10,791
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	16,400	6,470

5.FAIR VALUE MEASUREMENTS
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
Level 3: Inputs that are unobservable.
As of September 30, 2015, the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$853	$—	$853
Total assets at fair value	$—	$853	$—	$853

Liabilities:
Derivatives (1)	$—	$—	$—	$—
Contingent consideration	—	—	8,700	8,700
Total liabilities at fair value	$—	$—	$8,700	$8,700

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2015, the fair value of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

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

The fair value of contingent consideration payable that was classified as Level 3 relates to our probability assessments of expected future milestone targets, primarily associated with product delivery, related to a previous acquisition. The contingent consideration is to be paid over the next 15 months and is recorded in other current liabilities and other liabilities in our condensed consolidated balance sheet. The Company reassessed this contingent consideration and determined that an adjustment of $1.3 million to reduce the fair value of the remaining contingent consideration was necessary during the three months ended September 30, 2015 due to a return of inventory to the seller during the quarter. No other changes in the expected outcome have occurred during the quarter ended September 30, 2015.

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
The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheet are as follows:

(in thousands)	September 30, 2015	June 30, 2015
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$828	$2,626
Other current liabilities - range forward contracts	—	—
Other assets - range forward contracts	—	—
Total derivatives designated as hedging instruments	828	2,626
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	25	52
Other current liabilities - currency forward contracts	—	(44)
Total derivatives not designated as hedging instruments	25	8
Total derivatives	$853	$2,634

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Certain currency forward contracts that hedge significant cross-border intercompany loans are considered as other derivatives and therefore do not qualify for hedge accounting. These contracts are recorded at fair value in the condensed consolidated balance sheet, with the offset to other expense (income), net. Gains related to derivatives not designated as hedging instruments have been recognized as follows:

	Three Months Ended September 30,
(in thousands)	2015	2014
Other expense (income), net - currency forward contracts	$(17)	$(4,896)

CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive loss and are recognized as a component of other expense (income), net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at September 30, 2015 and June 30, 2015, was $58.2 million and $53.8 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at September 30, 2015, we expect to recognize into earnings in the next 12 months $0.8 million of income on outstanding derivatives.
The following represents gains and losses related to cash flow hedges:

	Three Months Ended September 30,
(in thousands)	2015	2014
Gains recognized in other comprehensive loss, net	$516	$1,507
(Gains) losses reclassified from accumulated other comprehensive loss into other expense (income), net	$(1,458)	$350
No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the three months ended September 30, 2015 and 2014.

7.	RESTRUCTURING AND RELATED CHARGES
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
The total pre-tax charges for Phase 1 programs are expected to be in the range of $55 million to $60 million, which is expected to be approximately 50 percent Industrial and 50 percent Infrastructure. Total restructuring and related charges since inception of $56.7 million have been recorded for these Phase 1 programs through September 30, 2015: $30.0 million in Industrial, $24.5 million in Infrastructure and $2.2 million in Corporate.
Phase 2
We are implementing restructuring actions in conjunction with Phase 2 to streamline the Company's cost structure. These initiatives are expected to enhance operational efficiencies through the rationalization of certain manufacturing facilities as well as other employment and cost reduction programs. These restructuring actions are expected to be completed by December 2018 and are anticipated to be mostly cash expenditures.
The total pre-tax charges for Phase 2 programs are expected to be in the range of $90 million to $100 million, which is expected to be approximately 85 percent Industrial and 15 percent Infrastructure. Total restructuring and related charges since inception of $32.2 million have been recorded for these Phase 2 programs through September 30, 2015: $19.5 million in Industrial, $9.4 million in Infrastructure and $3.3 million in Corporate.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Phase 3
We are implementing restructuring actions in conjunction with Phase 3. These initiatives are expected to enhance operational efficiencies through an enterprise-wide cost reduction program as well as the consolidation of certain manufacturing facilities. These restructuring actions are expected to be completed by March 2017 and are anticipated to be mostly cash expenditures.
The total pre-tax charges for Phase 3 programs are expected to be in the range of $40 million to $45 million, which is expected to be approximately 50 percent Industrial and 50 percent Infrastructure. Total restructuring and related charges since inception of $3.4 million have been recorded for these Phase 3 programs through September 30, 2015: $0.4 million in Industrial, $1.6 million in Infrastructure and $1.4 million in Corporate.
Combined
During the three months ended September 30, 2015, we recognized total restructuring and related charges of $15.1 million, of this amount, restructuring charges totaled $9.1 million. Total restructuring-related charges of $1.6 million were recorded in cost of goods sold and $4.4 million in operating expense for the three months ended September 30, 2015.
During the three months ended September 30, 2014, we recognized total restructuring and related charges of $7.4 million, of this amount, restructuring charges totaled $1.9 million, of which $0.3 million were charges related to inventory disposals and were recorded in cost of goods sold. Total restructuring-related charges of $3.4 million were recorded in cost of goods sold and $2.1 million in operating expense for the three months ended September 30, 2014.
The restructuring accrual is recorded in other current liabilities in our condensed consolidated balance sheet and the amount attributable to each segment is as follows:

(in thousands)	June 30, 2015	Expense	Asset Write-Down	Translation	Cash Expenditures	September 30, 2015
Industrial
Severance	$13,456	$4,911	$—	$(14)	$(6,581)	$11,772
Facilities	—	50	(50)	—	—	—
Other	28	6	—	—	(28)	6
Total Industrial	$13,484	$4,967	$(50)	$(14)	$(6,609)	$11,778

Infrastructure
Severance	$7,173	$1,152	$—	$(3)	$(1,544)	$6,778
Facilities	131	2,999	(2,999)	—	(9)	122
Other	—	2	—	—	(1)	1
Total Infrastructure	$7,304	$4,153	$(2,999)	$(3)	$(1,554)	$6,901
Total	$20,788	$9,120	$(3,049)	$(17)	$(8,163)	$18,679

(in thousands)	June 30, 2014	Expense	Asset Write-Down	Translation	Cash Expenditures	September 30, 2014
Industrial
Severance	$5,815	$1,256	$—	$(295)	$(2,721)	$4,055
Facilities	444	85	(85)	(21)	(29)	394
Other	67	14	—	(2)	(46)	33
Total Industrial	$6,326	$1,355	$(85)	$(318)	$(2,796)	$4,482

Infrastructure
Severance	$2,458	$479	$—	$(113)	$(1,039)	$1,785
Facilities	190	32	(32)	(8)	(11)	171
Other	28	6	—	(1)	(18)	15
Total Infrastructure	$2,676	$517	$(32)	$(122)	$(1,068)	$1,971
Total	$9,002	$1,872	$(117)	$(440)	$(3,864)	$6,453

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	STOCK-BASED COMPENSATION
Stock Options
The assumptions used in our Black-Scholes valuation related to grants made during the three months ended September 30, 2015 and 2014 were as follows:

	2015	2014
Risk-free interest rate	1.4%	1.5%
Expected life (years) (2)	4.5	4.5
Expected volatility (3)	31.0%	32.7%
Expected dividend yield	2.0%	1.6%
(2) Expected life is derived from historical experience.
(3) Expected volatility is based on the implied historical volatility of our stock.

Changes in our stock options for the three months ended September 30, 2015 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2015	2,094,037	$36.08
Granted	625,845	31.48
Exercised	(9,830)	25.86
Lapsed and forfeited	(83,151)	36.56
Options outstanding, September 30, 2015	2,626,901	$35.00	5.4	$551
Options vested and expected to vest, September 30, 2015	2,539,198	$35.05	5.2	$551
Options exercisable, September 30, 2015	1,732,201	$35.23	3.3	$551
During the three months ended September 30, 2015 and 2014, compensation expense related to stock options was $1.3 million and $2.3 million, respectively. As of September 30, 2015, the total unrecognized compensation cost related to options outstanding was $4.4 million and is expected to be recognized over a weighted average period of 2.5 years.
Weighted average fair value of options granted during the three months ended September 30, 2015 and 2014 was $7.17 and $10.56, respectively. Fair value of options vested during the three months ended September 30, 2015 and 2014 was $1.9 million and $4.3 million, respectively.
Tax benefits relating to excess stock-based compensation deductions are presented in the condensed consolidated statements of cash flow as financing cash inflows. Tax benefits resulting from stock-based compensation deductions were less than amounts reported for financial reporting purposes by $1.4 million for the three months ended September 30, 2015 and exceeded amounts reported for financial reporting purposes by $1.3 million for the three months ended September 30, 2014.
The amount of cash received from the exercise of capital stock options was immaterial during the three months ended September 30, 2015 and was $4.5 million during the three months ended September 30, 2014. The related tax benefit was immaterial for the three months ended September 30, 2015 and was $1.1 million during the three months ended September 30, 2014. The total intrinsic value of options exercised was immaterial during the three months ended September 30, 2015 and was $2.9 million during the three months ended September 30, 2014.
Under the provisions of the Kennametal Inc. Stock and Incentive Plan of 2010 as amended and restated on October 22, 2013, plan participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during both the three months ended September 30, 2015 and 2014 was immaterial.

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
Changes in our time vesting and performance vesting restricted stock units for the three months ended September 30, 2015 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested performance vesting and time vesting restricted stock units, June 30, 2015	101,245	$43.00	689,268	$41.53
Granted	117,589	31.60	468,066	31.60
Vested	—	—	(242,676)	41.14
Performance metric not achieved	(42,697)	31.60	—	—
Forfeited	(15,703)	35.93	(46,419)	39.44
Unvested performance vesting and time vesting restricted stock units, September 30, 2015	160,434	$35.53	868,239	$36.38
During the three months ended September 30, 2015 and 2014, compensation expense related to time vesting and performance vesting restricted stock units was $5.7 million and $7.6 million, respectively. As of September 30, 2015, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $21.2 million and is expected to be recognized over a weighted average period of 2.5 years.

9.	BENEFIT PLANS
We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to some U.S. employees.
The table below summarizes the components of net periodic pension (income):

	Three Months Ended September 30,
(in thousands)	2015	2014
Service cost	$1,163	$1,415
Interest cost	9,485	9,936
Expected return on plan assets	(14,709)	(15,047)
Amortization of transition obligation	21	21
Amortization of prior service credit	(104)	(70)
Recognition of actuarial losses	1,833	1,001
Special termination benefit charge	54	—
Net periodic pension (income)	$(2,257)	$(2,744)

The special termination benefit charge of $0.1 million in the current period is the result of lump sum payments to several terminated Executive Retirement Plan participants.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended September 30,
(in thousands)	2015	2014
Service cost	$—	$27
Interest cost	210	259
Amortization of prior service credit	(6)	(28)
Recognition of actuarial loss	81	207
Net periodic other postretirement benefit cost	$285	$465

10.	INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 43 percent and 47 percent of total inventories at September 30, 2015 and June 30, 2015, respectively. Since inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

Inventories consisted of the following:

(in thousands)	September 30, 2015	June 30, 2015
Finished goods	$323,753	$324,840
Work in process and powder blends	203,190	249,629
Raw materials	85,315	100,881
Inventories at current cost	612,258	675,350
Less: LIFO valuation	(62,650)	(99,819)
Total inventories	$549,608	$575,531

11.	LONG-TERM DEBT
Our $600 million five-year, multi-currency, revolving credit facility (2011 Credit Agreement) requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of September 30, 2015. We had $42.1 million and $42.8 million of borrowings outstanding under the 2011 Credit Agreement as of September 30, 2015 and June 30, 2015, respectively. Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries. The 2011 Credit Agreement matures in April 2018.
Fixed rate debt had a fair market value of $706.3 million and $698.0 million at September 30, 2015 and June 30, 2015, respectively. The Level 2 fair value is determined based on the quoted market price of this debt as of September 30, 2015 and June 30, 2015, respectively.

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
Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At September 30, 2015 and June 30, 2015, the balances of these reserves were $12.5 million and $12.6 million. These reserves represent anticipated costs associated with the remediation of these issues.
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
The effective income tax rates for the three months ended September 30, 2015 and 2014 were negative 292.8 percent (provision on a loss) and 26.5 percent (provision on income), respectively. The current quarter includes a discrete tax charge of $4.2 million associated with the transaction specified in Note 19 which relates to a change in assertion with respect to a portion of our foreign subsidiaries’ undistributed earnings, which are no longer considered permanently reinvested. The change in the rate also reflects the impact of restructuring and related charges.

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

For the three months ended September 30, 2015, the effect of unexercised capital stock options and unvested restricted stock units was anti-dilutive as a result of a net loss in the period and therefore has been excluded from diluted shares outstanding as well as from the diluted earnings per share calculation. For purposes of determining the number of diluted shares outstanding for the three months ended September 30, 2014, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options and unvested restricted stock units by 0.8 million shares. Unexercised capital stock options and restricted stock units of 0.6 million shares for the three months ended September 30, 2014 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore the inclusion would have been anti-dilutive.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests as of September 30, 2015 and 2014 is as follows:

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2015	$99,219	$419,829	$1,070,282	$(243,523)	$29,628	$1,375,435
Net (loss) income	—	—	(6,226)	—	522	(5,704)
Other comprehensive loss	—	—	—	(17,333)	(539)	(17,872)
Dividend reinvestment	4	76	—	—	—	80
Capital stock issued under employee benefit and stock plans	289	2,856	—	—	—	3,145
Purchase of capital stock	(4)	(76)	—	—	—	(80)
Cash dividends paid	—	—	(15,915)	—	—	(15,915)
Balance as of September 30, 2015	$99,508	$422,685	$1,048,141	$(260,856)	$29,611	$1,339,089

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2014	$98,340	$395,890	$1,501,157	$(66,131)	$32,352	$1,961,608
Net income	—	—	39,488	—	639	40,127
Other comprehensive loss	—	—	—	(43,755)	(1,492)	(45,247)
Dividend reinvestment	2	77	—	—	—	79
Capital stock issued under employee benefit and stock plans	512	11,466	—	—	—	11,978
Purchase of capital stock	(2)	(77)	—	—	—	(79)
Cash dividends paid	—	—	(14,212)	—	—	(14,212)
Balance as of September 30, 2014	$98,852	$407,356	$1,526,433	$(109,886)	$31,499	$1,954,254

The amounts of comprehensive income attributable to Kennametal Shareholders and noncontrolling interests are disclosed in the condensed consolidated statements of comprehensive income.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Total accumulated other comprehensive (loss) income (AOCL) consists of net (loss) income and other changes in equity from transactions and other events from sources other than shareholders. It includes postretirement benefit plan adjustments, currency translation adjustments and unrealized gains and losses from derivative instruments designated as cash flow hedges.

The components of, and changes in, AOCL were as follows (net of tax) for the three months ended September 30, 2015 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2015	$(138,793)	$(97,309)	$(7,421)	$(243,523)
Other comprehensive loss before reclassifications	999	(18,310)	525	(16,786)
Amounts reclassified from AOCL	1,219	—	(1,766)	(547)
Net current period other comprehensive loss	2,218	(18,310)	(1,241)	(17,333)
AOCL, September 30, 2015	$(136,575)	$(115,619)	$(8,662)	$(260,856)

Attributable to noncontrolling interests:
Balance, June 30, 2015	$—	$(2,258)	$—	$(2,258)
Other comprehensive loss before reclassifications	—	(539)	—	(539)
Net current period other comprehensive loss	—	(539)	—	(539)
AOCL, September 30, 2015	$—	$(2,797)	$—	$(2,797)

The components of, and changes in, AOCL were as follows (net of tax) for the three months ended September 30, 2014 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2014	$(93,742)	$38,811	$(11,200)	$(66,131)
Other comprehensive (loss) income before reclassifications	3,641	(50,021)	1,507	(44,873)
Amounts reclassified from AOCL	754	—	364	1,118
Net current period other comprehensive (loss) income	4,395	(50,021)	1,871	(43,755)
AOCL, September 30, 2014	$(89,347)	$(11,210)	$(9,329)	$(109,886)

Attributable to noncontrolling interests:
Balance, June 30, 2014	$—	$1,087	$—	$1,087
Other comprehensive income before reclassifications	—	(1,492)	—	(1,492)
Net current period other comprehensive income	—	(1,492)	—	(1,492)
AOCL, September 30, 2014	$—	$(405)	$—	$(405)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications out of AOCL for the three months ended September 30, 2015 and 2014, respectively consisted of the following (in thousands):

	Three Months Ended September 30,
Details about AOCL components	2015	2014	Affected line item in the Income Statement
Gains and losses on cash flow hedges:
Forward starting interest rate swaps	$525	$505	Interest expense
Currency exchange contracts	(3,373)	82	Other expense (income), net
Total before tax	(2,848)	587
Tax expense (benefit)	1,082	(223)	Provision for income taxes
Net of tax	$(1,766)	$364

Postretirement benefit plans:
Amortization of transition obligations	$21	$21	See note 9 for further details
Amortization of prior service credit	(110)	(98)	See note 9 for further details
Recognition of actuarial losses	1,914	1,208	See note 9 for further details
Total before taxes	1,825	1,131
Tax (benefit)	(606)	(377)	Provision for income taxes
Net of tax	$1,219	$754

The amount of income tax allocated to each component of other comprehensive (loss) for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
		2015			2014
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	$847	$(322)	$525	$2,431	$(924)	$1,507
Reclassification of unrealized (gain) loss on expired derivatives designated and qualified as cash flow hedges	(2,848)	1,082	(1,766)	587	(223)	364
Unrecognized net pension and other postretirement benefit gain	1,267	(268)	999	4,978	(1,337)	3,641
Reclassification of net pension and other postretirement benefit loss	1,825	(606)	1,219	1,131	(377)	754
Foreign currency translation adjustments	(18,905)	56	(18,849)	(54,844)	3,331	(51,513)
Other comprehensive (loss)	$(17,814)	$(58)	$(17,872)	$(45,717)	$470	$(45,247)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

We are currently exploring strategic alternatives for one of our non-core Infrastructure businesses. The estimated net book value of the business is approximately $40 million as of September 30, 2015. As the strategic direction has not yet been determined for this business, the Company cannot determine if additional impairment charges will be incurred.
On October 30, 2015, we signed a definitive agreement with Madison Industries to sell all of the outstanding capital stock of: Kennametal Extrude Hone Corporation and its wholly owned subsidiaries, Kennametal Stellite S.r.l. (Bellusco, Italy), Kennametal Stellite S.p.A. (Milan, Italy), Kennametal Stellite GmbH (Koblenz, Germany); and all of the assets of the businesses of: Tricon (manufacturing operations in Birmingham, Alabama; Chicago, Illinois; and Elko, Nevada), Landis (manufacturing operation in Waynesboro, Pennsylvania); and all of the assets located at the Biel, Switzerland manufacturing facility (non-core businesses), see Note 19. Long-lived assets are tested for impairment when events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. The following factors were assessed when considering whether an impairment test must be completed: there has not been a significant change or decrease in the market price of the asset groups; there has been no change to the extent or manner in which the asset groups are being used or in their physical condition; there have been no adverse changes in legal factors or in the business climate that would affect the value of the long-lived assets subsequent to the Infrastructure impairment charges taken in fiscal 2015; and there is not a current period operating or cash flow loss nor has there been a history of operating or cash flow losses or projected continued losses associated with the asset groups. In addition, we have not noted any other indicators that would require an impairment test. Based on these factors, we concluded that an impairment test is not required.

As discussed in the 2015 Annual Report on Form 10-K, we recorded non-cash pre-tax goodwill and other intangible asset impairment charges in the Infrastructure segment during the most recent completed fiscal year. Therefore, as of the date of the last impairment test, the Infrastructure reporting unit had a fair value that approximates carrying value. Financial projections are not deteriorating from the projections used in our original testing in the prior year. Thus, we do not see a risk of impairment at this time for Infrastructure under the “held and used” model. Goodwill at the Industrial reporting unit is continues to meet Step 1 of the impairment test since fair value exceeded the carrying value by approximately 90 percent as of the date of the last impairment test.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Industrial	Infrastructure	Total
Gross goodwill	$455,371	$640,360	$1,095,731
Accumulated impairment losses	(150,842)	(527,500)	(678,342)
Balance as of June 30, 2015	$304,529	$112,860	$417,389

Activity for the three months ended September 30, 2015:
Translation	(2,213)	(96)	(2,309)
Change in gross goodwill	(2,213)	(96)	(2,309)

Gross goodwill	453,158	640,264	1,093,422
Accumulated impairment losses	(150,842)	(527,500)	(678,342)
Balance as of September 30, 2015	$302,316	$112,764	$415,080

The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	September 30, 2015		June 30, 2015
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract-based	3 to 15	$8,505	$(7,165)	$8,523	$(6,990)
Technology-based and other	4 to 20	52,572	(30,062)	52,820	(29,723)
Customer-related	10 to 21	273,501	(93,750)	275,796	(90,141)
Unpatented technology	10 to 30	58,569	(14,859)	59,449	(14,426)
Trademarks	5 to 20	18,491	(12,456)	18,575	(12,090)
Trademarks	Indefinite	24,842	—	24,876	—
Total		$436,480	$(158,292)	$440,039	$(153,370)

During the three months ended September 30, 2015, we recorded amortization expense of $6.2 million related to our other intangible assets and unfavorable currency translation adjustments of $0.7 million.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Industrial segment generally serves customers that operate in industrial end markets such as transportation, general engineering and aerospace and defense. The customers in these end markets manufacture engines, airframes, automobiles, trucks, ships and various types of industrial equipment. The technology and customization requirements for customers we serve vary by customer, application and industry. The value we deliver to our Industrial segment customers centers on our application expertise and our diverse offering of products and services.
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
Our sales and operating income (loss) by segment are as follows:

	Three Months Ended September 30,
(in thousands)	2015	2014
Sales:
Industrial	$313,333	$377,858
Infrastructure	242,021	317,083
Total sales	$555,354	$694,941
Operating income (loss):
Industrial	$20,175	$44,017
Infrastructure	(8,853)	19,221
Corporate	(4,708)	(2,217)
Total operating income	6,614	61,021
Interest expense	6,979	8,210
Other expense (income), net	1,087	(1,813)
(Loss) income from continuing operations before income taxes	$(1,452)	$54,624

19.	SUBSEQUENT EVENTS
On October 30, 2015, Kennametal signed a definitive agreement with Madison Industries to sell non-core businesses for an aggregate price of approximately $70.0 million cash. The transaction is anticipated to close within 30 days of signing the definitive agreement with Madison Industries. The net book value of the non-core businesses included in the condensed consolidated balance sheets as of September 30, 2015 were approximately $170 million to $200 million. The after-tax loss on the sale is currently estimated to be in the range of approximately $100 million to $120 million.
In order to enter into a binding agreement for the sale of the non-core businesses, the transaction required approval from our Board of Directors, which was not obtained as of September 30, 2015. Our Board of Directors approved this transaction on October 27, 2015.

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

Our sales of $555.4 million for the quarter ended September 30, 2015 decreased 20 percent compared to sales for the quarter ended September 30, 2014. Operating income was $6.6 million, compared to $61.0 million in the prior year quarter. Our operating results were negatively impacted by organic sales decline, lower fixed cost absorption, unfavorable mix and unfavorable currency exchange, offset partially by restructuring benefits and lower raw material costs.

We reported current quarter loss per diluted share of $0.08, which included $0.14 per share of restructuring and related charges and $0.08 per share of divestiture-related charges.

We generated cash flow from operating activities of $38.7 million during the three months ended September 30, 2015. Capital expenditures were $37.2 million during the quarter.

We invested further in technology and innovation to continue delivering a high level of new products to our customers. Research and development expenses included in operating expense totaled $10.0 million for the three months ended September 30, 2015.

The permanent savings that we are realizing from restructuring are the result of programs that we have undertaken over the past 24 months. Pre-tax benefits from these restructuring actions reached approximately $21 million in the current quarter due to rationalization of certain manufacturing facilities and employment and cost reduction programs, of which approximately $16 million were incremental to the same quarter one year ago.

RESTRUCTURING AND RELATED CHARGES AND SAVINGS (PRE-TAX)
	Estimated Charges	Current Quarter Charges	Charges To Date	Estimated Annualized Savings	Approximate Current Quarter Savings	Approximate Savings Since Inception	Expected Completion Date
Phase 1	$55M-$60M	$5M	$57M	$50M-$55M	$12M	$42M	6/30/2016
Phase 2	$90M-$100M	$8M	$32M	$40M-$50M	$9M	$16M	12/31/2018
Phase 3	$40M-$45M	$2M	$3M	$25M-$30M	—	—	3/31/2017
Total	$185M-$205M	$15M	$92M	$115M-$135M	$21M	$58M

The following narrative provides further discussion and analysis of our results of operations, liquidity and capital resources, as well as other pertinent matters.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF CONTINUING OPERATIONS

SALES
Sales for the three months ended September 30, 2015 were $555.4 million, a decrease of $139.6 million or 20 percent, from $694.9 million in the prior year quarter. The decrease in sales was driven by organic decline of 13 percent and unfavorable currency exchange of 7 percent. Excluding the impact of currency exchange, sales decreased by approximately 31 percent in energy, approximately 13 percent in general engineering, approximately 8 percent in earthworks, approximately 6 percent in transportation and approximately 4 percent in aerospace and defense markets. On a regional basis, sales decreased 22 percent in the Americas, 8 percent in Asia and 1 percent in Europe.

GROSS PROFIT
Gross profit for the three months ended September 30, 2015 was $151.2 million, a decrease of $66.9 million from $218.1 million in the prior year quarter. The decrease was primarily due to organic sales decline leading to lower fixed cost absorption, unfavorable business mix with a comparatively lower percentage of Industrial higher margin sales, unfavorable currency exchange and restructuring related charges, partially offset by restructuring benefits. The gross profit margin for the three months ended September 30, 2015 was 27.2 percent, as compared to 31.4 percent generated in the prior year quarter.

OPERATING EXPENSE
Operating expense for the three months ended September 30, 2015 decreased $19.2 million or 13.0 percent to $129.2 million as compared to $148.5 million in the prior year quarter. The decrease was primarily due to favorable foreign currency exchange impacts of $10.0 million, restructuring benefits and continued cost reduction actions, offset partially by higher restructuring related charges of $2.3 million.

RESTRUCTURING AND RELATED CHARGES
We have recorded restructuring and related charges of $15.1 million for the three months ended September 30, 2015. Of this amount, restructuring charges totaled $9.1 million. Restructuring-related charges of $1.6 million were recorded in cost of goods sold and $4.4 million in operating expense for the three months ended September 30, 2015. Total restructuring and related charges since the inception of our restructuring plans through September 30, 2015 were $92.3 million. See Note 7 in our condensed consolidated financial statements set forth in Part I Item 1 of this Quarterly Report on Form 10-Q (Note 7).
We have recorded restructuring and related charges of $7.4 million for the three months ended September 30, 2014. Of this amount, restructuring charges totaled $1.9 million, of which $0.3 million were charges related to inventory disposals and were recorded in cost of goods sold. Restructuring-related charges of $3.4 million were recorded in cost of goods sold and $2.1 million in operating expense for the three months ended September 30, 2014. See Note 7.
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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST EXPENSE
Interest expense for the three months ended September 30, 2015 decreased $1.2 million to $7.0 million as compared to $8.2 million in the prior year quarter. The decrease in interest expense was primarily due to lower year-over-year borrowings.

OTHER EXPENSE (INCOME), NET
Other expense, net for the three months ended September 30, 2015, was $1.1 million compared to other income, net of $1.8 million, for the prior year quarter. The year-over-year change was primarily due to a loss on sale of assets, losses on derivatives and lower interest income.

INCOME TAXES
The effective income tax rate for the three months ended September 30, 2015 and 2014 was negative 292.8 percent (provision on a loss) and 26.5 percent (provision on income), respectively. The current quarter includes a discrete tax charge of $4.2 million associated with the transaction specified in Note 19 in our condensed consolidated financial statements set forth in Part I Item 1 of this Quarterly Report on Form 10-Q which relates to a change in assertion with respect to a portion of our foreign subsidiaries’ undistributed earnings, which are no longer considered permanently reinvested. The change in the rate also reflects the impact of restructuring and related charges.

BUSINESS SEGMENT REVIEW

We operate two reportable segments consisting of Industrial and Infrastructure. Expenses that are not allocated are reported in Corporate. Segment determination is based upon the manner in which we organize segments for making operating decisions and assessing performance and the availability of separate financial results.
INDUSTRIAL

	Three Months Ended September 30,
(in thousands)	2015	2014
Sales	$313,333	$377,858
Operating income	20,175	44,017

For the three months ended September 30, 2015, Industrial sales decreased by 17 percent due to unfavorable currency exchange of 9 percent and organic decline of 8 percent. Excluding the impact of currency exchange, sales decreased approximately 32 percent in energy, approximately 9 percent in general engineering, approximately 5 percent in transportation and approximately 2 percent in aerospace and defense. Energy end market activity continued to be weak, impacting the general engineering end market where the Company believes there was destocking in the indirect channel, particularly in the Americas. Lower sales activity in the transportation end market was driven by lower light vehicle production levels in China. On a segment regional basis, sales decreased 15 percent in the Americas, 6 percent in Asia and 1 percent in Europe. The sales decrease in the Americas was primarily driven by the performance in the energy, general engineering and transportation end markets and to a lesser extent the aerospace and defense. The sales decrease in Asia was primarily driven by the energy, general engineering and transportation end markets, offset partially by gains in the aerospace and defense. The sales decrease in Europe was primarily driven by the energy and aerospace and defense end markets and to a lesser extent the transportation, offset partially by gains in general engineering.

For the three months ended September 30, 2015, Industrial operating income decreased by $23.8 million, driven by organic sales decline, lower fixed cost absorption, unfavorable mix and increased restructuring and related charges of $0.8 million, offset partially by restructuring program benefits and lower raw material costs. Industrial operating margin was 6.4 percent compared with 11.6 percent in the prior year.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INFRASTRUCTURE

	Three Months Ended September 30,
(in thousands)	2015	2014
Sales	$242,021	$317,083
Operating (loss) income	(8,853)	19,221

For the three months ended September 30, 2015, Infrastructure sales decreased by 24 percent, due to a 19 percent organic sales decline and a 5 percent unfavorable currency exchange impact. Excluding the impact of currency exchange, sales decreased by approximately 31 percent in energy, approximately 24 percent in general engineering and approximately 8 percent in earthworks. Sales were lower year-over-year due to persistent weak demand in oil and gas, underground mining and general engineering. On a segment regional basis sales decreased 27 percent in the Americas, 11 percent in Asia and 1 percent in Europe. The sales decrease in the Americas was driven by the performance in the energy, general engineering and earthworks end markets. The sales decrease in Asia was driven primarily by the general engineering end market, offset partially by an increase in the earthworks end market. The sales decrease in Europe was primarily driven by the energy end market, offset partially by an increase in transportation and general engineering.

For the three months ended September 30, 2015, Infrastructure operating loss was $8.9 million compared to operating income of $19.2 million for the prior year period. Operating results for the current period decreased by $28.1 million, driven by lower organic sales, lower fixed cost absorption, unfavorable mix and higher restructuring and related charges of $3.6 million, partially offset by restructuring savings and lower raw material costs.

CORPORATE

	Three Months Ended September 30,
(in thousands)	2015	2014
Corporate unallocated expense	$(4,708)	$(2,217)

For the three months ended September 30, 2015, Corporate unallocated expense increased $2.5 million, or 112.4 percent, primarily due to restructuring and related charges of $3.3 million in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations is the primary source of funding for capital expenditures and internal growth. Year to date September 30, 2015 cash flow provided by operating activities was $38.7 million, driven by working capital improvements.

Our five-year, multi-currency, revolving credit facility (2011 Credit Agreement) is used to augment cash from operations and as an additional source of funds. The 2011 Credit Agreement permits revolving credit loans of up to $600.0 million for working capital, capital expenditures and general corporate purposes. The 2011 Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2011 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The 2011 Credit Agreement matures in April 2018. We had $42.1 million of borrowings outstanding on our 2011 Credit Agreement as of September 30, 2015.

The 2011 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of September 30, 2015. For the three months ended September 30, 2015, average daily borrowings outstanding under the 2011 Credit Agreement were approximately $45.3 million. Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Except as noted below, we consider the unremitted earnings of our non-U.S. subsidiaries that have not previously been taxed in the U.S. to be permanently reinvested. As of September 30, 2015, cash and cash equivalents of $38.1 million would not be available for use in the U.S. on a long-term basis without incurring U.S. federal and state income tax consequences. We have not repatriated, nor do we anticipate the need to repatriate, funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business or associated with our domestic debt service requirements. Notwithstanding the above, we are planning to redeploy cash from certain non-U.S. subsidiaries related to the transaction specified in Note 19 of our condensed consolidated financial statements set forth in Part I Item 1 of this Quarterly Report on Form 10-Q. As such, the current period includes a discrete tax charge of $4.2 million related to this change in assertion with respect to a portion of our foreign subsidiaries' undistributed earnings, which are no longer considered permanently reinvested. The remaining undistributed earnings of our foreign subsidiaries continue to be indefinitely reinvested and would not be available for use in the U.S. on a long term basis without incurring U.S. federal and state income tax consequences.

At September 30, 2015, cash and cash equivalents were $97.2 million, total debt was $750.8 million and total Kennametal Shareholders' equity was $1,309.5 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months as of September 30, 2015. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.

There have been no material changes in our contractual obligations and commitments since June 30, 2015.
Cash Flow Provided by Operating Activities
During the three months ended September 30, 2015, cash flow provided by operating activities was $38.7 million, compared to $51.0 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net loss and non-cash items amounting to an inflow of $57.4 million and by changes in certain assets and liabilities netting to an outflow of $18.7 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts receivable of $35.5 million due to lower sales volume and a decrease in inventory of $20.3 million due to our continued focus on working capital management. Offsetting these cash inflows were a decrease in accrued income taxes of $28.6 million primarily driven by payment of a capital gains tax related to a prior period tax reorganization; a decrease of accounts payable and accrued liabilities of $27.8 million primarily driven by lower accrued compensation, payroll timing and lower restructuring liabilities; and a decrease in accrued pension and postretirement benefits of $11.4 million.
During the three months ended September 30, 2014, cash flow provided by operating activities for the period consisted of net income and non-cash items amounting to an inflow of $91.5 million, partially offset by changes in certain assets and liabilities netting to an outflow of $40.5 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $37.2 million primarily driven by timing of payroll payments and a decrease in accrued vacation, and an increase of inventory of $30.0 million primarily driven by higher raw materials and finished goods related to the TMB acquisition. Offsetting these cash outflows were a decrease in accounts receivable of $26.2 million due to improved collections.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $35.4 million for the three months ended September 30, 2015, compared to $30.0 million in the prior year period. During the current year period, cash flow used for investing activities included capital expenditures, net of $35.3 million, which consisted primarily of equipment upgrades.
For the three months ended September 30, 2014, cash flow used for investing activities was $30.0 million. During the period, cash flow used for investing activities included capital expenditures, net of $30.2 million, which consisted primarily of equipment upgrades.
Cash Flow Used for Financing Activities
Cash flow used for financing activities was $12.3 million for the three months ended September 30, 2015 compared to $40.2 million in the prior year period. During the current year period, cash flow used for financing activities primarily included $15.9 million of cash dividends paid to Shareholders and $0.7 million net decrease in borrowings. These cash flows were partially offset by $4.1 million of other financing activities and $0.4 million of dividend reinvestment and the effect of employee benefit and stock plans.
For the three months ended September 30, 2014, cash flow used for financing activities included $31.4 million net decrease in borrowings and $14.2 million of cash dividends paid to Shareholders. These cash flows were partially offset by $6.4 million of dividend reinvestment and the effect of employee benefit and stock plans.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION

Working capital was $730.1 million at September 30, 2015, a decrease of $45.7 million from $775.8 million at June 30, 2015. The decrease in working capital was primarily driven by a decrease in accounts receivable of $44.3 million due to lower sales volume; a decrease in inventory of $25.9 million due primarily to lower work in process and raw materials as a result of our focus on working capital management; an increase in current maturities of long-term debt and capital leases and notes payable of $9.6 million; and a decrease in cash and cash equivalents of $8.3 million. Partially offsetting these items were a decrease in other current liabilities of $15.5 million due primarily to lower accrued compensation and lower restructuring liabilities, a decrease in accrued income taxes of $12.9 million, a decrease in accrued expenses of $15.9 million driven by payroll timing and lower accrued vacation pay and a decrease in accounts payable of $9.6 million. Currency exchange effects accounted for $14.7 million of the working capital decrease.

Property, plant and equipment, net decreased $15.3 million from $815.8 million at June 30, 2015 to $800.6 million at September 30, 2015, primarily due to depreciation expense of $25.3 million, unfavorable currency exchange impact of $5.1 million during the current quarter and disposals of $1.9 million, partially offset by capital expenditures of $37.2 million, which includes $16.4 million change in accounts payable related to purchases of property, plant and equipment.

At September 30, 2015, other assets were $783.0 million, a decrease of $7.8 million from $775.2 million at June 30, 2015. The primary drivers for the decrease were a decrease in goodwill of $2.3 million and a decrease in other intangible assets of $8.5 million. The change in goodwill was due to unfavorable currency exchange. The change in other intangible assets was due primarily to amortization expense of $6.2 million and unfavorable currency exchange effects of $0.7 million.

Long-term debt and capital leases decreased by $10.3 million to $725.5 million at September 30, 2015 from $735.9 million at June 30, 2015. This change was driven primarily by the $10.1 million decrease of borrowings outstanding on European revolver debt.

Kennametal Shareholders' equity was $1,309.5 million at September 30, 2015, a decrease of $36.3 million from $1,345.8 million at June 30, 2015. The decrease was primarily due to unfavorable currency exchange of $17.3 million, cash dividends paid to Shareholders of $15.9 million and net loss attributable to Kennametal of $6.2 million, partially offset by capital stock issued under employee benefit and stock plans of $3.1 million.

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

Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At September 30, 2015 and June 30, 2015, the balances of these reserves were $12.5 million and $12.6 million, respectively. These reserves represent anticipated costs associated with the remediation of these issues.

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
There have been no changes to our critical accounting policies since June 30, 2015.

NEW ACCOUNTING STANDARDS

See Note 3 to our condensed consolidated financial statements set forth in Part I Item 1 of this Quarterly Report on Form 10-Q for a description of new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk exposures since June 30, 2015.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at September 30, 2015 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2015	802	$33.12	—	10,100,100
August 1 through August 31, 2015	342	27.59	—	10,100,100
September 1 through September 30, 2015	9,118	28.32	—	10,100,100
Total	10,262	$28.67	—

(1)
During the current period, 342 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 9,920 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.

(2)	On July 25, 2013, the Company publicly announced an amended repurchase program for up to 17 million shares of its outstanding capital stock.

UNREGISTERED SALES OF EQUITY SECURITIES
None.

ITEM 6. EXHIBITS

(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31.1)	Certification executed by Donald A. Nolan, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.
(31.2)	Certification executed by Jan Kees van Gaalen, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

(32)	Section 1350 Certifications
(32.1)
Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Donald A. Nolan, President and Chief Executive Officer of Kennametal Inc., and Jan Kees van Gaalen, Vice President and Chief Financial Officer of Kennametal Inc.
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

KENNAMETAL INC.

Date:	November 4, 2015	By:	/s/ Martha Fusco
Martha Fusco Vice President Finance and Corporate Controller