Form 10-Q
period 2015-12-31
KENNAMETAL INC
filed 2016-02-08
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015
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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at January 29, 2016
Capital Stock, par value $1.25 per share	79,672,229

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share amounts)	2015	2014	2015	2014
Sales	$524,021	$675,631	$1,079,376	$1,370,572
Cost of goods sold	383,215	476,173	787,345	953,015
Gross profit	140,806	199,458	292,031	417,557
Operating expense	123,580	137,459	252,824	285,947
Restructuring and asset impairment charges (Notes 8 and 18)	112,237	388,839	121,357	390,402
Loss on divestiture (Note 5)	133,307	—	133,307	—
Amortization of intangibles	5,638	6,931	11,886	13,959
Operating loss	(233,956)	(333,771)	(227,343)	(272,751)
Interest expense	6,803	7,960	13,782	16,170
Other (income) expense, net	(732)	2,223	353	409
Loss before income taxes	(240,027)	(343,954)	(241,478)	(289,330)
(Benefit) provision for income taxes	(71,216)	43,751	(66,964)	58,248
Net loss	(168,811)	(387,705)	(174,514)	(347,578)
Less: Net income attributable to noncontrolling interests	416	597	939	1,236
Net loss attributable to Kennametal	$(169,227)	$(388,302)	$(175,453)	$(348,814)
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic loss per share	$(2.12)	$(4.89)	$(2.20)	$(4.40)
Diluted loss per share	$(2.12)	$(4.89)	$(2.20)	$(4.40)
Dividends per share	$0.20	$0.18	$0.40	$0.36
Basic weighted average shares outstanding	79,840	79,343	79,784	79,229
Diluted weighted average shares outstanding	79,840	79,343	79,784	79,229
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2015	2014	2015	2014
Net loss	$(168,811)	$(387,705)	$(174,514)	$(347,578)
Other comprehensive loss, net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	277	1,206	802	2,713
Reclassification of unrealized (gain) loss on expired derivatives designated and qualified as cash flow hedges	(418)	(35)	(2,184)	329
Unrecognized net pension and other postretirement benefit gain	1,450	1,924	2,449	5,565
Reclassification of net pension and other postretirement benefit loss	1,203	735	2,422	1,489
Foreign currency translation adjustments	(23,639)	(30,209)	(42,488)	(81,722)
Reclassification of foreign currency translation adjustment loss realized upon sale	17,028	—	17,028	—
Total other comprehensive loss, net of tax	(4,099)	(26,379)	(21,971)	(71,626)
Total comprehensive loss	(172,910)	(414,084)	(196,485)	(419,204)
Less: comprehensive loss attributable to noncontrolling interests	(111)	(184)	(128)	(1,037)
Comprehensive loss attributable to Kennametal Shareholders	$(172,799)	$(413,900)	$(196,357)	$(418,167)
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	December 31, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$138,978	$105,494
Accounts receivable, less allowance for doubtful accounts of $11,406 and $13,560, respectively	333,402	445,373
Inventories (Note 11)	477,499	575,531
Deferred income taxes	55,722	72,449
Other current assets	57,391	59,699
Total current assets	1,062,992	1,258,546
Property, plant and equipment:
Land and buildings	350,046	401,207
Machinery and equipment	1,509,418	1,573,597
Less accumulated depreciation	(1,139,935)	(1,158,979)
Property, plant and equipment, net	719,529	815,825
Other assets:
Investments in affiliated companies	2	361
Goodwill (Note 18)	297,975	417,389
Other intangible assets, less accumulated amortization of $104,964 and $153,370, respectively (Note 18)	216,027	286,669
Deferred income taxes	72,927	24,091
Other	70,800	46,648
Total other assets	657,731	775,158
Total assets	$2,440,252	$2,849,529
LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases	$5,444	$8,129
Notes payable to banks	498	7,573
Accounts payable	151,597	187,381
Accrued income taxes	29,572	25,237
Accrued expenses	53,748	75,746
Other current liabilities	154,124	178,678
Total current liabilities	394,983	482,744
Long-term debt and capital leases, less current maturities (Note 12)	700,711	735,885
Deferred income taxes	15,310	59,744
Accrued pension and postretirement benefits	147,766	163,029
Accrued income taxes	2,274	3,002
Other liabilities	24,931	29,690
Total liabilities	1,285,975	1,474,094
Commitments and contingencies
EQUITY (Note 16)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 79,670 and 79,375 shares issued, respectively	99,588	99,219
Additional paid-in capital	426,703	419,829
Retained earnings	862,984	1,070,282
Accumulated other comprehensive loss	(264,427)	(243,523)
Total Kennametal Shareholders’ Equity	1,124,848	1,345,807
Noncontrolling interests	29,429	29,628
Total equity	1,154,277	1,375,435
Total liabilities and equity	$2,440,252	$2,849,529
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Six Months Ended December 31,
(in thousands)	2015	2014
OPERATING ACTIVITIES
Net loss	$(174,514)	$(347,578)
Adjustments for non-cash items:
Depreciation	50,429	53,341
Amortization	11,886	13,959
Stock-based compensation expense	10,811	13,475
Restructuring and asset impairment charges (Notes 8 and 18)	111,327	383,489
Deferred income tax provision	(78,742)	(13,824)
Loss on divestiture (Note 5)	133,307	—
Other	(345)	8,938
Changes in certain assets and liabilities:
Accounts receivable	69,832	54,928
Inventories	46,565	4,727
Accounts payable and accrued liabilities	(44,142)	(74,969)
Accrued income taxes	(12,390)	45,596
Accrued pension and postretirement benefits	(18,176)	(7,089)
Other	(1,304)	329
Net cash flow provided by operating activities	104,544	135,322
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(61,175)	(54,672)
Disposals of property, plant and equipment	4,402	978
Proceeds from divestiture (Note 5)	61,100	—
Other	814	(126)
Net cash flow provided by (used for) investing activities	5,141	(53,820)
FINANCING ACTIVITIES
Net (decrease) increase in notes payable	(6,990)	15,241
Net increase in short-term revolving and other lines of credit	—	8,500
Term debt borrowings	26,173	50,727
Term debt repayments	(63,726)	(154,547)
Purchase of capital stock	(167)	(168)
Dividend reinvestment and the effect of employee benefit and stock plans	1,473	7,891
Cash dividends paid to Shareholders	(31,845)	(28,451)
Other	(290)	(4,786)
Net cash flow used for financing activities	(75,372)	(105,593)
Effect of exchange rate changes on cash and cash equivalents	(829)	(7,571)
CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	33,484	(31,662)
Cash and cash equivalents, beginning of period	105,494	177,929
Cash and cash equivalents, end of period	$138,978	$146,267
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

2.BASIS OF PRESENTATION

The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with our 2015 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2015 was derived from the audited balance sheet included in our 2015 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the six months ended December 31, 2015 and 2014 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2016 is to the fiscal year ending June 30, 2016. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

3.NEW ACCOUNTING STANDARDS
Adopted
In April 2014, the Financial Accounting Standards Board (FASB) issued new guidance on reporting discontinued operations and disclosures of disposals of components of an entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This guidance was effective for Kennametal beginning July 1, 2015. The transaction outlined in Note 5 was evaluated under this guidance.
Issued
In November 2015, the FASB issued new guidance on balance sheet classification of deferred taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position, as opposed to the current practice of separating deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet. This standard is effective for Kennametal beginning July 1, 2017. We are in the process of assessing the impact the adoption of this ASU will have on our condensed consolidated financial statements.

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	Six Months Ended December 31,
(in thousands)	2015	2014
Cash paid during the period for:
Interest	$13,076	$16,334
Income taxes	25,735	24,894
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	16,400	6,470

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	DIVESTITURE

During the three months ended December 31, 2015, Kennametal completed its transaction to sell all of the outstanding capital stock of: Kennametal Extrude Hone LLC and its wholly owned subsidiaries, Kennametal Stellite S.r.l. (Bellusco, Italy), Kennametal Stellite S.p.A. (Milan, Italy), Kennametal Stellite GmbH (Koblenz, Germany); and all of the assets of the businesses of: Tricon (manufacturing operations in Birmingham, Alabama; Chicago, Illinois; and Elko, Nevada), Landis (manufacturing operation in Waynesboro, Pennsylvania); and all of the assets located at the Biel, Switzerland manufacturing facility ("non-core businesses") to Madison Industries for an aggregate price of $61.1 million cash, net of cash sold and working capital settlements. A portion of the transaction proceeds were used to pay down revolver debt with the remaining balance being held as cash on hand.

The net book value of these non-core businesses immediately prior to the transaction was $182.5 million, which includes the impact of cumulative translation adjustments. We recognized a pre-tax loss on the sale of $133.3 million during the three months ended December 31, 2015 which included the impact of working capital adjustments and deal costs. Charges of $126.0 million and $7.3 million were recorded in the Infrastructure and Industrial segments, respectively. The pre-tax income attributable to the non-core businesses was assessed and determined to be immaterial for disclosure for the periods presented.

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
Level 3: Inputs that are unobservable.
As of December 31, 2015, the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$799	$—	$799
Total assets at fair value	$—	$799	$—	$799

Liabilities:
Derivatives (1)	$—	$75	$—	$75
Contingent consideration	—	—	8,600	8,600
Total liabilities at fair value	$—	$75	$8,600	$8,675

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

There have been no changes in classification and transfers between levels in the fair value hierarchy in the current period. The fair value of contingent consideration payable that was classified as Level 3 relates to our probability assessments of expected future milestone targets, primarily associated with product delivery, related to a previous acquisition. The contingent consideration is to be paid over the next 12 months and is recorded in other current liabilities in our condensed consolidated balance sheet. The Company reassessed this contingent consideration and determined that an adjustment of $1.4 million to reduce the fair value of the remaining contingent consideration was necessary during the six months ended December 31, 2015 due to a return of inventory to the seller during the period. No other changes in the expected outcome have occurred during the six months ended December 31, 2015.

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
The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheet are as follows:

(in thousands)	December 31, 2015	June 30, 2015
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$762	$2,626
Other assets - range forward contracts	21	—
Total derivatives designated as hedging instruments	783	2,626
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	16	52
Other current liabilities - currency forward contracts	(75)	(44)
Total derivatives not designated as hedging instruments	(59)	8
Total derivatives	$724	$2,634

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

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2015	2014	2015	2014
Other (income) expense, net - currency forward contracts	$25	$(2,273)	$8	$(7,169)

CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive loss and are recognized as a component of other expense (income), net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at December 31, 2015 and June 30, 2015, was $61.0 million and $53.8 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at December 31, 2015, we expect to recognize into earnings in the next 12 months $0.4 million of income on outstanding derivatives.
The following represents gains and losses related to cash flow hedges:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2015	2014	2015	2014
(Losses) gains recognized in other comprehensive loss, net	$(239)	$1,205	$277	$2,712
Losses (gains) reclassified from accumulated other comprehensive loss into other (income) expense, net	$1,122	$152	$(336)	$502
No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the six months ended December 31, 2015 and 2014.

8.	RESTRUCTURING AND RELATED CHARGES
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
The total pre-tax charges for Phase 1 programs are expected to be in the range of $55 million to $60 million, which is expected to be approximately 50 percent Industrial and 50 percent Infrastructure. Total restructuring and related charges since inception of $57.9 million have been recorded for these Phase 1 programs through December 31, 2015: $30.5 million in Industrial, $25.0 million in Infrastructure and $2.4 million in Corporate.
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
The total pre-tax charges for Phase 2 programs are expected to be in the range of $90 million to $100 million, which is expected to be approximately 85 percent Industrial and 15 percent Infrastructure. Total restructuring and related charges since inception of $38.1 million have been recorded for these Phase 2 programs through December 31, 2015: $22.3 million in Industrial, $10.6 million in Infrastructure and $5.2 million in Corporate.

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
The total pre-tax charges for Phase 3 programs are expected to be in the range of $40 million to $45 million, which is expected to be approximately 50 percent Industrial and 50 percent Infrastructure. Total restructuring and related charges since inception of $5.2 million have been recorded for these Phase 3 programs through December 31, 2015: $2.0 million in Industrial, $1.6 million in Infrastructure and $1.6 million in Corporate.
Combined
We have recorded restructuring and related charges of $8.9 million and $12.9 million for the three months ended December 31, 2015 and 2014, respectively. Of these amounts, restructuring charges totaled $3.5 million and $6.7 million, of which benefits of $0.3 million and $0.1 million were related to inventory and were recorded in cost of goods sold, respectively. Restructuring-related charges of $2.0 million and $2.8 million were recorded in cost of goods sold and $3.4 million and $3.4 million in operating expense for the three months ended December 31, 2015 and 2014, respectively.
We have recorded restructuring and related charges of $24.0 million and $20.4 million for the six months ended December 31, 2015 and 2014, respectively. Of these amounts, restructuring charges totaled $12.6 million and $8.6 million, of which a benefit of $0.3 million and expense of $0.2 million were related to inventory and were recorded in cost of goods sold, respectively. Restructuring-related charges of $3.6 million and $6.3 million were recorded in cost of goods sold and $7.8 million and $5.5 million in operating expense for the six months ended December 31, 2015 and 2014, respectively.
The restructuring accrual is recorded in other current liabilities in our condensed consolidated balance sheet and the amount attributable to each segment is as follows:

(in thousands)	June 30, 2015	Expense	Asset Write-Down	Translation	Cash Expenditures	December 31, 2015
Industrial
Severance	$13,456	$7,383	$—	$(282)	$(12,242)	$8,315
Facilities	—	1,002	(998)	—	(4)	—
Other	28	48	—	(1)	(49)	26
Total Industrial	$13,484	$8,433	$(998)	$(283)	$(12,295)	$8,341

Infrastructure
Severance	$7,173	$2,082	$—	$(80)	$(3,453)	$5,722
Facilities	131	2,109	(1,963)	—	(244)	33
Other	—	13	—	—	(7)	6
Total Infrastructure	$7,304	$4,204	$(1,963)	$(80)	$(3,704)	$5,761
Total	$20,788	$12,637	$(2,961)	$(363)	$(15,999)	$14,102

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands)	June 30, 2014	Expense	Asset Write-Down	Other (2)	Translation	Cash Expenditures	December 31, 2014
Industrial
Severance	$5,815	$3,361	$—	$—	$(282)	$(4,291)	$4,603
Facilities	444	489	(489)	—	(22)	(389)	33
Other	67	21	—	—	(2)	(86)	—
Total Industrial	$6,326	$3,871	$(489)	$—	$(306)	$(4,766)	$4,636

Infrastructure
Severance	$2,458	$4,177	$—	$(459)	$(312)	$(4,747)	$1,117
Facilities	190	542	(541)	—	(25)	(166)	—
Other	28	23	—	—	(3)	(48)	—
Total Infrastructure	$2,676	$4,742	$(541)	$(459)	$(340)	$(4,961)	$1,117
Total	$9,002	$8,613	$(1,030)	$(459)	$(646)	$(9,727)	$5,753
(2) Special termination benefit charge for one of our U.S.-based benefit pension plans resulting from a plant closure - see Note 10.

9.	STOCK-BASED COMPENSATION
Stock Options
The assumptions used in our Black-Scholes valuation related to grants made during the six months ended December 31, 2015 and 2014 were as follows:

	2015	2014
Risk-free interest rate	1.4%	1.5%
Expected life (years) (3)	4.5	4.5
Expected volatility (4)	31.0%	32.5%
Expected dividend yield	2.0%	1.6%
(3) Expected life is derived from historical experience.
(4) Expected volatility is based on the implied historical volatility of our stock.

Changes in our stock options for the six months ended December 31, 2015 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2015	2,094,037	$36.08
Granted	742,687	30.04
Exercised	(38,569)	25.02
Lapsed and forfeited	(168,666)	36.79
Options outstanding, December 31, 2015	2,629,489	$34.49	5.5	$—
Options vested and expected to vest, December 31, 2015	2,537,759	$34.59	5.3	$—
Options exercisable, December 31, 2015	1,661,984	$35.35	3.2	$—
During the six months ended December 31, 2015 and 2014, compensation expense related to stock options was $1.9 million and $2.8 million, respectively. As of December 31, 2015, the total unrecognized compensation cost related to options outstanding was $4.4 million and is expected to be recognized over a weighted average period of 2.4 years.
Weighted average fair value of options granted during the six months ended December 31, 2015 and 2014 was $6.84 and $10.16, respectively. Fair value of options vested during the six months ended December 31, 2015 and 2014 was $2.3 million and $6.9 million, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Tax benefits relating to excess stock-based compensation deductions are presented in the condensed consolidated statements of cash flow as financing cash inflows. Tax benefits resulting from stock-based compensation deductions were less than amounts reported for financial reporting purposes by $1.7 million for the six months ended December 31, 2015 and exceeded amounts reported for financial reporting purposes by $1.3 million for the six months ended December 31, 2014.
The amount of cash received from the exercise of capital stock options during the six months ended December 31, 2015 and 2014 was $1.0 million and $6.1 million, respectively. The related tax benefit was immaterial for the six months ended December 31, 2015 and was $1.3 million during the six months ended December 31, 2014. The total intrinsic value of options exercised was immaterial during the six months ended December 31, 2015 and was $3.4 million during the six months ended December 31, 2014.
Under the provisions of the Kennametal Inc. Stock and Incentive Plan of 2010 as amended and restated on October 22, 2013, plan participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during both the six months ended December 31, 2015 and 2014 was immaterial.

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
Changes in our time vesting and performance vesting restricted stock units for the six months ended December 31, 2015 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested performance vesting and time vesting restricted stock units, June 30, 2015	101,245	$43.00	689,268	$41.53
Granted	117,589	31.60	499,162	31.06
Vested	—	—	(276,649)	40.92
Performance metric not achieved	(42,697)	31.60	—	—
Forfeited	(15,703)	35.93	(52,148)	39.02
Unvested performance vesting and time vesting restricted stock units, December 31, 2015	160,434	$35.53	859,633	$35.78
During the six months ended December 31, 2015 and 2014, compensation expense related to time vesting and performance vesting restricted stock units was $8.8 million and $10.6 million, respectively. As of December 31, 2015, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $18.6 million and is expected to be recognized over a weighted average period of 2.3 years.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	BENEFIT PLANS
We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to some U.S. employees.
The table below summarizes the components of net periodic pension (income):

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2015	2014	2015	2014
Service cost	$1,156	$1,384	$2,319	$2,799
Interest cost	9,438	9,745	18,923	19,681
Expected return on plan assets	(14,657)	(14,900)	(29,364)	(29,947)
Amortization of transition obligation	21	19	42	40
Amortization of prior service credit	(104)	(71)	(209)	(141)
Recognition of actuarial losses	1,815	937	3,648	1,937
Curtailment loss	—	358	—	358
Special termination benefit charge	54	459	107	459
Net periodic pension (income)	$(2,277)	$(2,069)	$(4,534)	$(4,814)

The special termination benefit charge of $0.1 million during the six months ended December 31, 2015 is the result of lump sum payments to several terminated Executive Retirement Plan participants.
During the three and six months ended December 31, 2014 we recognized a special termination benefit charge of $0.5 million and a curtailment loss of $0.4 million for one of our U.S.-based defined benefit pension plans resulting from a plant closure. The special termination benefit charge was recognized in restructuring expense.

The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2015	2014	2015	2014
Service cost	$—	$27	$—	$54
Interest cost	210	259	420	519
Amortization of prior service credit	(5)	(28)	(11)	(55)
Recognition of actuarial loss	81	207	162	414
Curtailment gain	—	(221)	—	(221)
Net periodic other postretirement benefit cost	$286	$244	$571	$711

The curtailment gain of $0.2 million recognized during the three and six months ended December 31, 2014 was a result of the plant closure discussed above.

11.	INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 47 percent and 47 percent of total inventories at December 31, 2015 and June 30, 2015, respectively. Since inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inventories consisted of the following:

(in thousands)	December 31, 2015	June 30, 2015
Finished goods	$295,609	$324,840
Work in process and powder blends	173,360	249,629
Raw materials	70,628	100,881
Inventories at current cost	539,597	675,350
Less: LIFO valuation	(62,098)	(99,819)
Total inventories	$477,499	$575,531

12.	LONG-TERM DEBT
Our $600 million five-year, multi-currency, revolving credit facility (2011 Credit Agreement) requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of December 31, 2015. We had $5.4 million and $42.8 million of borrowings outstanding under the 2011 Credit Agreement as of December 31, 2015 and June 30, 2015, respectively. Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries. The 2011 Credit Agreement matures in April 2018.
Fixed rate debt had a fair market value of $692.5 million and $698.0 million at December 31, 2015 and June 30, 2015, respectively. The Level 2 fair value is determined based on the quoted market price of this debt as of December 31, 2015 and June 30, 2015, respectively.

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
Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At December 31, 2015 and June 30, 2015, the balances of these reserves were $12.2 million and $12.6 million. These reserves represent anticipated costs associated with the remediation of these issues.
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.	INCOME TAXES
The effective income tax rates for the three months ended December 31, 2015 and 2014 were 29.7 percent (benefit on a loss) and 12.7 percent (provision on a loss), respectively. The effective income tax rates for the six months ended December 31, 2015 and 2014 were 27.7 percent (benefit on a loss) and 20.1 percent (provision on a loss), respectively. The change in both periods was primarily driven by the asset impairment charges recorded in the current and prior year quarters, the tax impact on the sale of certain non-core businesses in the current quarter, lower relative U.S. current year earnings compared with the rest of the world where the tax rates are generally lower and favorable effects of the permanent extension of the credit for increasing research activities contained in the Protecting Americans from Tax Hikes Act of 2015 that was enacted during the current quarter.

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

For the three and six months ended December 31, 2015 and December 31, 2014, the effect of unexercised capital stock options and unvested restricted stock units was anti-dilutive as a result of a net loss in the periods and therefore has been excluded from diluted shares outstanding as well as from the diluted earnings per share calculation.

16.	EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests as of December 31, 2015 and 2014 is as follows:

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2015	$99,219	$419,829	$1,070,282	$(243,523)	$29,628	$1,375,435
Net (loss) income	—	—	(175,453)	—	939	(174,514)
Other comprehensive loss	—	—	—	(20,904)	(1,067)	(21,971)
Dividend reinvestment	8	159	—	—	—	167
Capital stock issued under employee benefit and stock plans	369	6,874	—	—	—	7,243
Purchase of capital stock	(8)	(159)	—	—	—	(167)
Cash dividends paid	—	—	(31,845)	—	(71)	(31,916)
Balance as of December 31, 2015	$99,588	$426,703	$862,984	$(264,427)	$29,429	$1,154,277

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2014	$98,340	$395,890	$1,501,157	$(66,131)	$32,352	$1,961,608
Net income	—	—	(348,814)	—	1,236	(347,578)
Other comprehensive loss	—	—	—	(69,352)	(2,274)	(71,626)
Dividend reinvestment	5	163	—	—	—	168
Capital stock issued under employee benefit and stock plans	592	16,089	—	—	—	16,681
Purchase of capital stock	(5)	(163)	—	—	—	(168)
Cash dividends paid	—	—	(28,451)	—	(47)	(28,498)
Balance as of December 31, 2014	$98,932	$411,979	$1,123,892	$(135,483)	$31,267	$1,530,587

The amounts of comprehensive loss attributable to Kennametal Shareholders and noncontrolling interests are disclosed in the condensed consolidated statements of comprehensive income.

17.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Total accumulated other comprehensive loss (AOCL) consists of net loss and other changes in equity from transactions and other events from sources other than shareholders. It includes postretirement benefit plan adjustments, currency translation adjustments and unrealized gains and losses from derivative instruments designated as cash flow hedges.

The components of, and changes in, AOCL were as follows (net of tax) for the three months ended December 31, 2015 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, September 30, 2015	$(136,575)	$(115,619)	$(8,662)	$(260,856)
Other comprehensive loss before reclassifications	1,450	(23,111)	277	(21,384)
Amounts reclassified from AOCL	1,203	17,028	(418)	17,813
Net current period other comprehensive loss	2,653	(6,083)	(141)	(3,571)
AOCL, December 31, 2015	$(133,922)	$(121,702)	$(8,803)	$(264,427)

Attributable to noncontrolling interests:
Balance, September 30, 2015	$—	$(2,797)	$—	$(2,797)
Other comprehensive loss before reclassifications	—	(528)	—	(528)
Net current period other comprehensive loss	—	(528)	—	(528)
AOCL, December 31, 2015	$—	$(3,325)	$—	$(3,325)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of, and changes in, AOCL were as follows (net of tax) for the six months ended December 31, 2015 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2015	$(138,793)	$(97,309)	$(7,421)	$(243,523)
Other comprehensive loss before reclassifications	2,449	(41,421)	802	(38,170)
Amounts reclassified from AOCL	2,422	17,028	(2,184)	17,266
Net current period other comprehensive loss	4,871	(24,393)	(1,382)	(20,904)
AOCL, December 31, 2015	$(133,922)	$(121,702)	$(8,803)	$(264,427)

Attributable to noncontrolling interests:
Balance, June 30, 2015	$—	$(2,258)	$—	$(2,258)
Other comprehensive loss before reclassifications	—	(1,067)	—	(1,067)
Net current period other comprehensive loss	—	(1,067)	—	(1,067)
AOCL, December 31, 2015	$—	$(3,325)	$—	$(3,325)

The components of, and changes in, AOCL were as follows (net of tax) for the three months ended December 31, 2014 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, September 30, 2014	$(89,347)	$(11,210)	$(9,329)	$(109,886)
Other comprehensive (loss) income before reclassifications	1,924	(29,427)	1,206	(26,297)
Amounts reclassified from AOCL	735	—	(35)	700
Net current period other comprehensive (loss) income	2,659	(29,427)	1,171	(25,597)
AOCL, December 31, 2014	$(86,688)	$(40,637)	$(8,158)	$(135,483)

Attributable to noncontrolling interests:
Balance, September 30, 2014	$—	$(405)	$—	$(405)
Other comprehensive income before reclassifications	—	(782)	—	(782)
Net current period other comprehensive income	—	(782)	—	(782)
AOCL, December 31, 2014	$—	$(1,187)	$—	$(1,187)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of, and changes in, AOCL were as follows (net of tax) for the six months ended December 31, 2014 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2014	$(93,742)	$38,811	$(11,200)	$(66,131)
Other comprehensive loss before reclassifications	5,565	(79,448)	2,713	(71,170)
Amounts reclassified from AOCL	1,489	—	329	1,818
Net current period other comprehensive loss	7,054	(79,448)	3,042	(69,352)
AOCL, December 31, 2014	$(86,688)	$(40,637)	$(8,158)	$(135,483)

Attributable to noncontrolling interests:
Balance, June 30, 2014	$—	$1,087	$—	$1,087
Other comprehensive loss before reclassifications	—	(2,274)	—	(2,274)
Net current period other comprehensive loss	—	(2,274)	—	(2,274)
AOCL, December 31, 2014	$—	$(1,187)	$—	$(1,187)

Reclassifications out of AOCL for the three and six months ended December 31, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
Details about AOCL components	2015	2014	2015	2014	Affected line item in the Income Statement
Gains and losses on cash flow hedges:
Forward starting interest rate swaps	$525	$505	$1,049	$1,010	Interest expense
Currency exchange contracts	(1,199)	(562)	(4,572)	(474)	Other (income) expense, net
Total before tax	(674)	(57)	(3,523)	536
Tax expense (benefit)	256	22	1,339	(207)	(Benefit) provision for income taxes
Net of tax	$(418)	$(35)	$(2,184)	$329

Postretirement benefit plans:
Amortization of transition obligations	$21	$19	$42	$40	See note 10 for further details
Amortization of prior service credit	(109)	(99)	(220)	(196)	See note 10 for further details
Recognition of actuarial losses	1,896	1,144	3,810	2,351	See note 10 for further details
Total before taxes	1,808	1,064	3,632	2,195
Tax (benefit)	(605)	(329)	(1,210)	(706)	(Benefit) provision for income taxes
Net of tax	$1,203	$735	$2,422	$1,489

Foreign currency translation adjustments:
Released due to divestiture	$17,028	$—	$17,028	$—	Loss on divestiture
Total before taxes	17,028	—	17,028	—
Tax benefit	—	—	—	—	(Benefit) provision for income taxes
Net of tax	$17,028	$—	$17,028	$—

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amount of income tax allocated to each component of other comprehensive (loss) for the three months ended December 31, 2015 and 2014:

		2015			2014
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	$447	$(170)	$277	$1,964	$(758)	$1,206
Reclassification of unrealized gain on expired derivatives designated and qualified as cash flow hedges	(674)	256	(418)	(57)	22	(35)
Unrecognized net pension and other postretirement benefit gain	1,949	(499)	1,450	2,608	(684)	1,924
Reclassification of net pension and other postretirement benefit loss	1,808	(605)	1,203	1,064	(329)	735
Foreign currency translation adjustments	(24,643)	1,004	(23,639)	(31,675)	1,466	(30,209)
Reclassification of foreign currency translation adjustment loss realized upon sale	17,028	—	17,028	—	—	—
Other comprehensive (loss)	$(4,085)	$(14)	$(4,099)	$(26,096)	$(283)	$(26,379)

The amount of income tax allocated to each component of other comprehensive (loss) for the six months ended December 31, 2015 and 2014:

		2015			2014
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	$1,294	$(492)	$802	$4,419	$(1,706)	$2,713
Reclassification of unrealized (gain) loss on expired derivatives designated and qualified as cash flow hedges	(3,523)	1,339	(2,184)	536	(207)	329
Unrecognized net pension and other postretirement benefit gain	3,216	(767)	2,449	7,586	(2,021)	5,565
Reclassification of net pension and other postretirement benefit loss	3,632	(1,210)	2,422	2,195	(706)	1,489
Foreign currency translation adjustments	(43,548)	1,060	(42,488)	(86,519)	4,797	(81,722)
Reclassification of foreign currency translation adjustment loss realized upon sale	17,028	—	17,028	—	—	—
Other comprehensive (loss)	$(21,901)	$(70)	$(21,971)	$(71,783)	$157	$(71,626)

18.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

Identifiable assets with finite lives are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2016 December Quarter Impairment Charge
Late in the December quarter of fiscal 2016, the Company experienced a further unexpected deterioration in customer demand in many of its end markets and certain geographies. Industrial production indices in the US and China have declined, as well as further reductions in mining and oil and gas activity. In view of these declines and the significant impact on our near term financial forecasts as well as a significant and sustained decline in the Company’s stock price, we determined an interim impairment test of our goodwill and other long-lived assets of our Industrial and Infrastructure reporting units was required. As a result of this interim test, we recorded a preliminary non-cash pre-tax impairment charge during the three months ended December 31, 2015 of $106.1 million in the Infrastructure segment, of which $105.7 million was for goodwill and $0.4 million was for an indefinite-lived trademark intangible asset. We also recorded a preliminary non-cash pre-tax impairment charge during the three months ended December 31, 2015 of $2.3 million in the Industrial segment for an indefinite-lived trademark intangible asset. These impairment charges are recorded in restructuring and asset impairment charges in our condensed consolidated statements of income. There is $298.0 million of goodwill at the Industrial reporting unit. The fair value exceeds the carrying value by approximately 70 percent, a decrease of approximately 20 percentage points from the fiscal 2015 annual impairment valuation. The Infrastructure reporting unit goodwill impairment charge is preliminary and subject to finalization of fair values related to intangibles and property, plant and equipment, which we expect to complete in the third quarter of fiscal 2016. The Infrastructure segment has no remaining goodwill recorded.

During the December quarter, we also performed a preliminary review of our identifiable assets with finite lives and preliminarily determined that the assets were not impaired. This review is subject to finalization using consistent assumptions as used in our aforementioned 2016 December quarter goodwill impairment valuation, which we expect to complete in the third quarter of fiscal 2016.

Divestiture Impact on Goodwill and Other Intangible Assets
During the three months ended December 31, 2015, we completed the sale of non-core businesses, see Note 5. As a result of this transaction, goodwill decreased by $1.1 million and $6.5 million in our Industrial and Infrastructure segments, respectively. These decreases are recorded in the loss on divestiture account in our condensed consolidated statements of income.

2015 December Quarter Impairment Charge
As previously disclosed, we recorded a non-cash pre-tax impairment charge during the three months ended December 31, 2014 of $376.5 million in the Infrastructure segment, of which $375.0 million was for goodwill and $1.5 million was for an indefinite-lived trademark intangible asset.

The further acceleration or extended persistence of the current downturn in the global end markets could have a further negative impact on our business and financial performance. We cannot provide assurance that we will achieve all of the anticipated benefits from restructuring actions we have taken and will continue to take. If we are unable to effectively restructure our operations in the light of evolving market conditions, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. We are currently exploring strategic alternatives for one of our non-core Infrastructure businesses. The estimated net book value of the business is approximately $40 million as of December 31, 2015. As the strategic direction has not yet been determined for this business, the business is classified as held and used, and the Company cannot determine if additional impairment charges will be incurred.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Industrial	Infrastructure	Total
Gross goodwill	$455,371	$640,360	$1,095,731
Accumulated impairment losses	(150,842)	(527,500)	(678,342)
Balance as of June 30, 2015	$304,529	$112,860	$417,389

Activity for the six months ended December 31, 2015:
Divestiture	(1,075)	(6,461)	(7,536)
Translation	(5,479)	(688)	(6,167)
Change in gross goodwill	(6,554)	(7,149)	(13,703)
Impairment charges	—	(105,711)	(105,711)

Gross goodwill	448,817	633,211	1,082,028
Accumulated impairment losses	(150,842)	(633,211)	(784,053)
Balance as of December 31, 2015	$297,975	$—	$297,975

The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	December 31, 2015		June 30, 2015
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract-based	3 to 15	$7,164	$(6,538)	$8,523	$(6,990)
Technology-based and other	4 to 20	47,116	(25,945)	52,820	(29,723)
Customer-related	10 to 21	205,566	(60,263)	275,796	(90,141)
Unpatented technology	10 to 30	31,934	(4,128)	59,449	(14,426)
Trademarks	5 to 20	12,644	(8,090)	18,575	(12,090)
Trademarks	Indefinite	16,567	—	24,876	—
Total		$320,991	$(104,964)	$440,039	$(153,370)

As previously mentioned, during the three months ended December 31, 2015, we recorded $2.3 million and $0.4 million of impairment charges in the Industrial and Infrastructure segments, respectively, for indefinite-lived trademark intangible assets as a result of our interim impairment analysis.

The divestiture of non-core businesses completed during the six months ended December 31, 2015 resulted in a reduction of $30.0 million in Customer-related, $15.4 million in Unpatented technology, $5.0 million in Indefinite-lived Trademarks, $1.1 million in Definite-lived Trademarks, $0.8 million in Technology-based and other and $0.5 million in Contract-based.

During the three months ended December 31, 2014, an impairment of $10.5 million was recorded for a contract-based technology intangible asset that was part of the Infrastructure segment, resulting in a non-cash impairment charge of $5.5 million and a reduction in a liability of $5.0 million. As previously mentioned, we recorded a $1.5 million impairment for an indefinite-lived trademark intangible asset as a result of our impairment test of our Infrastructure segment.

During the six months ended December 31, 2015 and 2014, we recorded amortization expense of $11.9 million and $14.0 million, respectively, related to our other intangible assets.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Our sales and operating income (loss) by segment are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2015	2014	2015	2014
Sales:
Industrial	$310,883	$371,557	$624,217	$749,415
Infrastructure	213,138	304,074	455,159	621,157
Total sales	$524,021	$675,631	$1,079,376	$1,370,572
Operating income (loss):
Industrial (5)	$7,360	$41,795	$27,109	$85,812
Infrastructure (5)	(237,738)	(371,920)	(246,166)	(352,699)
Corporate	(3,578)	(3,646)	(8,286)	(5,864)
Total operating loss	(233,956)	(333,771)	(227,343)	(272,751)
Interest expense	6,803	7,960	13,782	16,170
Other (income) expense, net	(732)	2,223	353	409
Loss from continuing operations before income taxes	$(240,027)	$(343,954)	$(241,478)	$(289,330)
(5) See Note 5 regarding Industrial and Infrastructure segment losses on divestiture. See Note 18 regarding impairment charges for Infrastructure goodwill and for Industrial and Infrastructure other intangible assets.

20.	SUBSEQUENT EVENTS
On February 3, 2016, we appointed Ronald M. DeFeo to serve as President and Chief Executive Officer of the Company, succeeding Donald A. Nolan who left the Company on February 3, 2016 and was previously the Company’s President and Chief Executive Officer. Mr. DeFeo will continue to serve as a member of the Board of Directors.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Kennametal Inc. is a leading global manufacturer and supplier of tooling, engineered components and advanced materials consumed in production processes. We deliver productivity solutions to customers seeking peak performance in demanding environments. The Company provides innovative wear-resistant products, application engineering and services backed by advanced material science serving customers across diverse sectors of industrial production, transportation, earthworks, energy, construction, process industries and aerospace. Kennametal solutions are built around industry-essential technology platforms, including precision-engineered metalworking tools and components, surface technologies and earth cutting tools that are mission-critical to customer operations battling extreme conditions associated with wear fatigue, corrosion and high temperatures. The Company’s reputation for material and industrial technology excellence, as well as expertise and innovation in development of custom solutions and services, contributes to its leading position in its primary industrial and infrastructure markets. End users of the Company’s products include manufacturers, metalworking suppliers, machinery operators and processors engaged in a diverse array of industries, including the manufacture of transportation vehicles and systems; machine tool, light machinery and heavy machinery industries; airframe and aerospace components and systems, defense; as well as producers and suppliers in equipment-intensive operations such as coal mining, road construction, quarrying, oil and gas exploration, refining, production and supply. We believe we are one of the largest global providers of consumable metalcutting tools and tooling supplies.

Our sales of $524.0 million for the quarter ended December 31, 2015 decreased 22 percent compared to sales for the quarter ended December 31, 2014. Operating loss was $234.0 million, compared to $333.8 million in the prior year quarter. Our operating results were negatively impacted by the loss on divestiture, organic sales decline, lower fixed cost absorption, unfavorable mix and unfavorable currency exchange, offset partially by lower goodwill and other intangible asset impairment charges, incremental restructuring benefits and lower raw material costs.

During the quarter the Company completed the sale of several non-core businesses related to certain castings, steel-plate fabrication and deburring for an aggregate price of approximately $70 million prior to working capital adjustments, or $61.1 million including working capital adjustments of approximately $9 million. Annual sales for these non-core businesses were approximately $220 million. A portion of the transaction proceeds were used to pay down revolver debt with the remaining balance being held as cash on hand. The transaction resulted in a pre-tax loss on the sale of approximately $133.3 million.

We reported current quarter loss per diluted share of $2.12, which includes $1.20 per share of loss on divestiture, $0.98 per share of goodwill and other intangible assets impairment charges and $0.08 per share of restructuring and related charges.

We generated cash flow from operating activities of $104.5 million and $135.3 million during the six months ended December 31, 2015 and 2014, respectively. The decrease is due primarily to lower cash earnings, net of tax, partially offset by improved working capital management. Capital expenditures were $61.2 million and $54.7 million during the six months ended December 31, 2015 and 2014, respectively.

We invested further in technology and innovation to continue delivering a high level of new products to our customers. Research and development expenses included in operating expense totaled $10.3 million and $20.3 million for the three and six months ended December 31, 2015, respectively.

The permanent savings that we are realizing from restructuring are the result of programs that we have undertaken over the past 27 months. Pre-tax benefits from these restructuring actions reached approximately $19 million in the current quarter due to rationalization of certain manufacturing facilities and employment and cost reduction programs, of which approximately $13 million were incremental to the same quarter one year ago. Approximate savings since inception of restructuring programs reached $77 million in the quarter.

The following narrative provides further discussion and analysis of our results of operations, liquidity and capital resources, as well as other pertinent matters.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF CONTINUING OPERATIONS

SALES
Sales for the three months ended December 31, 2015 were $524.0 million, a decrease of $151.6 million or 22 percent, from $675.6 million in the prior year quarter. The decrease in sales was driven by organic decline due to the weakening of our served end markets of 12 percent, unfavorable currency exchange of 6 percent and 4 percent from divestiture. Excluding the impact of currency exchange and divestiture, sales decreased by approximately 33 percent in energy, approximately18 percent in earthworks, approximately 12 percent in general engineering, approximately 5 percent in transportation and approximately 1 percent in aerospace and defense markets. On a regional basis excluding the impact of currency exchange and divestiture, sales decreased 22 percent in the Americas, 12 percent in Asia and 2 percent in Europe.
Sales for the six months ended December 31, 2015 were $1,079.4 million, a decrease of $291.2 million or 21 percent, from $1,370.6 million in the prior year period. The decrease in sales was driven by organic decline of 13 percent, unfavorable currency exchange of 7 percent, and 1 percent due to divestiture. Excluding the impact of currency exchange and divestiture, sales decreased by approximately 33 percent in energy, approximately 13 percent in earthworks, approximately 13 percent in general engineering, approximately 5 percent in transportation and approximately 2 percent in aerospace and defense markets. On a regional basis excluding the impact of currency exchange and divestiture, sales decreased 22 percent in the Americas, 10 percent in Asia and 2 percent in Europe.

GROSS PROFIT
Gross profit for the three months ended December 31, 2015 was $140.8 million, a decrease of $58.7 million from $199.5 million in the prior year quarter. The decrease was primarily due to organic sales decline leading to lower fixed cost absorption, unfavorable currency exchange, unfavorable business mix and one month less of gross profit due to the divestiture of non-core businesses, partially offset by lower raw material costs and restructuring benefits. The gross profit margin for the three months ended December 31, 2015 was 26.9 percent, as compared to 29.5 percent generated in the prior year quarter.
Gross profit for the six months ended December 31, 2015 was $292.0 million, a decrease of $125.5 million from $417.6 million in the prior year period. The decrease was primarily due to organic sales decline leading to lower fixed cost absorption, unfavorable currency exchange and unfavorable business mix, partially offset by restructuring benefits and lower raw material costs. The gross profit margin for the six months ended December 31, 2015 was 27.1 percent, as compared to 30.5 percent generated in the prior year period.

OPERATING EXPENSE
Operating expense for the three months ended December 31, 2015 decreased $13.9 million or 10.1 percent to $123.6 million as compared to $137.5 million in the prior year quarter. The decrease was primarily due to favorable foreign currency exchange impacts of $7.9 million, restructuring benefits and continued cost reduction actions of approximately $8 million and divestiture impact of $1.9 million.
Operating expense for the six months ended December 31, 2015 decreased $33.1 million or 11.6 percent to $252.8 million as compared to $285.9 million in the prior year period. The decrease was primarily due to favorable foreign currency exchange impacts of $17.9 million, restructuring benefits and continued cost reduction actions of approximately $15 million and divestiture impact of $2.1 million, offset partially by higher restructuring related charges of $2.3 million.

RESTRUCTURING AND RELATED CHARGES AND ASSET IMPAIRMENT CHARGES
We have recorded restructuring and related charges of $8.9 million and $12.9 million for the three months ended December 31, 2015 and 2014, respectively. Of these amounts, restructuring charges totaled $3.5 million and $6.7 million, of which benefits of $0.3 million and $0.1 million were related to inventory and were recorded in cost of goods sold, respectively. Restructuring-related charges of $2.0 million and $2.8 million were recorded in cost of goods sold and $3.4 million and $3.4 million in operating expense for the three months ended December 31, 2015 and 2014, respectively.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We have recorded restructuring and related charges of $24.0 million and $20.4 million for the six months ended December 31, 2015 and 2014, respectively. Of these amounts, restructuring charges totaled $12.6 million and $8.6 million, of which a benefit of $0.3 million and an expense of $0.2 million were related to inventory and were recorded in cost of goods sold, respectively. Restructuring-related charges of $3.6 million and $6.3 million were recorded in cost of goods sold and $7.8 million and $5.5 million in operating expense for the six months ended December 31, 2015 and 2014, respectively.
Total restructuring and related charges since the inception of our restructuring plans through December 31, 2015 were $101.2 million. See Note 8 in our condensed consolidated financial statements set forth in Part I Item 1 of this Quarterly Report on Form 10-Q (Note 8).

RESTRUCTURING AND RELATED CHARGES AND SAVINGS (PRE-TAX)
	Estimated Charges	Current Quarter Charges	Charges To Date	Estimated Annualized Savings	Approximate Current Quarter Savings	Approximate Savings Since Inception	Expected Completion Date
Phase 1	$55M-$60M	$1M	$58M	$40M-$45M	$10M	$52M	6/30/2016
Phase 2	$90M-$100M	$6M	$38M	$40M-$50M	$8M	$24M	12/31/2018
Phase 3	$40M-$45M	$2M	$5M	$25M-$30M	$1M	$1M	3/31/2017
Total	$185M-$205M	$9M	$101M	$105M-$125M	$19M	$77M
Phase 1
We are implementing restructuring actions to achieve synergies across Kennametal as a result of the Tungsten Materials Business (TMB) acquisition by consolidating operations among both organizations, reducing administrative overhead and leveraging the supply chain. These restructuring actions are expected to be completed by the end of fiscal 2016 and are anticipated to be mostly cash expenditures.
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
Asset Impairment Charges
We recorded non-cash pre-tax asset impairment charges of $108.5 million and $376.5 million during the three months ended December 31, 2015 and December 31, 2014, respectively. See Note 18 in our condensed consolidated financial statements set forth in Part I Item 1 of this Quarterly Report on Form 10-Q (Note 18).
The further acceleration or extended persistence of the current downturn in the global end markets could have a further negative impact on our business and financial performance. We cannot provide assurance that we will achieve all of the anticipated benefits from restructuring actions we have taken and will continue to take. If we are unable to effectively restructure our operations in the light of evolving market conditions, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. We are currently exploring strategic alternatives for one of our non-core Infrastructure businesses. The estimated net book value of the business is approximately $40 million as of December 31, 2015. As the strategic direction has not yet been determined for this business, the business is classified as held and used, and the Company cannot determine if additional impairment charges will be incurred.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LOSS ON DIVESTITURE
During the three months ended December 31, 2015, we completed the divestiture of non-core businesses for net proceeds of $61.1 million and recognized a pre-tax loss on divestiture of $133.3 million. See Note 5 in our condensed consolidated financial statements set forth in Part I Item 1 of this Quarterly Report on Form 10-Q (Note 5).

INTEREST EXPENSE
Interest expense for the three months ended December 31, 2015 decreased $1.2 million to $6.8 million as compared to $8.0 million in the prior year quarter. Interest expense for the six months ended December 31, 2015 decreased $2.4 million to $13.8 million as compared to $16.2 million in the prior year period. The decrease in interest expense in both periods was primarily due to lower year-over-year borrowings.

OTHER (INCOME) EXPENSE, NET
Other income, net for the three months ended December 31, 2015, was $0.7 million compared to other expense, net of $2.2 million, for the prior year quarter. The year-over-year change was primarily due to gains on derivatives of $2.5 million in the current year quarter.
Other expense, net for the six months ended December 31, 2015 and 2014, was $0.4 million. Current period derivative gains were offset by a loss on sale of assets.

INCOME TAXES
The effective income tax rates for the three months ended December 31, 2015 and 2014 were 29.7 percent (benefit on a loss) and 12.7 percent (provision on a loss), respectively. The effective income tax rates for the six months ended December 31, 2015 and 2014 were 27.7 percent (benefit on a loss) and 20.1 percent (provision on a loss), respectively. The change in both periods was primarily driven by the asset impairment charges recorded in the current and prior year quarters, the tax impact on the sale of certain non-core businesses in the current quarter, lower relative U.S. current year earnings compared with the rest of the world where the tax rates are generally lower and favorable effects of the permanent extension of the credit for increasing research activities contained in the Protecting Americans from Tax Hikes Act of 2015 that was enacted during the current quarter.

BUSINESS SEGMENT REVIEW

We operate two reportable segments consisting of Industrial and Infrastructure. Expenses that are not allocated are reported in Corporate. Segment determination is based upon the manner in which we organize segments for making operating decisions and assessing performance and the availability of separate financial results.
INDUSTRIAL

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2015	2014	2015	2014
Sales	$310,883	$371,557	$624,217	$749,415
Operating income	7,360	41,795	27,109	85,812

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended December 31, 2015, Industrial sales decreased by 16 percent due to organic decline of 9 percent and unfavorable currency exchange of 7 percent. Excluding the impact of currency exchange and divestiture, sales decreased approximately 31 percent in energy, approximately 9 percent in general engineering, approximately 5 percent in transportation and approximately 3 percent in aerospace and defense. Energy end market activity continued to be weak, adversely impacting the general engineering end market where the Company believes there was destocking in the indirect channel, particularly in the Americas. Lower sales activity in the transportation end market was also impacted by destocking in Asia. On a segment regional basis excluding the impact of divestiture and currency exchange, sales decreased 15 percent in the Americas and 14 percent in Asia, partially offset by a 1 percent increase in Europe. The sales decrease in the Americas was primarily driven by the performance in the energy and general engineering end markets and to a lesser extent the transportation end market, partially offset by a slight increase in aerospace and defense. The sales decrease in Asia was primarily driven by the energy, general engineering and transportation end markets. The sales increase in Europe was primarily driven by slight increases in general engineering and transportation, partially offset by a decline in aerospace and defense and energy end markets.

For the three months ended December 31, 2015, Industrial operating income decreased by $34.4 million, driven by organic sales decline, lower fixed cost absorption, loss on divestiture of $7.3 million, unfavorable currency exchange, intangible asset impairment of $2.3 million and unfavorable business mix, offset partially by an increase in restructuring program benefits of $9.1 million and lower raw material costs. Industrial operating margin was 2.4 percent compared with 11.2 percent in the prior year.

For the six months ended December 31, 2015, Industrial sales decreased by 17 percent due to unfavorable currency exchange of 9 percent and organic decline of 8 percent. Excluding the impact of currency exchange and divestiture, sales decreased approximately 31 percent in energy, approximately 9 percent in general engineering, approximately 5 percent in transportation and approximately 2 percent in aerospace and defense. Energy end market activity continued to be weak, particularly in oil and gas as rig counts decline, declines in U.S. and China coal mining, as well as declines in process end markets, impacting the general engineering end market where the Company believes there was destocking in the indirect channel, particularly in the Americas. Lower sales activity in the transportation end market was driven by lower light vehicle production levels in China and overall destocking in Asia. On a segment regional basis excluding the impact of divestiture and currency exchange, sales decreased 15 percent in the Americas, 10 percent in Asia and remained flat in Europe. The sales decrease in the Americas was primarily driven by the performance in the energy, general engineering and transportation end markets and to a lesser extent the aerospace and defense. The sales decrease in Asia was primarily driven by the energy, general engineering and transportation end markets, offset partially by gains in aerospace and defense. Sales in Europe had gains in general engineering, which were offset by the energy and aerospace and defense end markets, while transportation remained flat.

For the six months ended December 31, 2015, Industrial operating income decreased by $58.7 million, driven by organic sales decline, lower fixed cost absorption, unfavorable currency exchange, loss on divestiture of $7.3 million, intangible asset impairment of $2.3 million and unfavorable mix, offset partially by an increase in restructuring program benefits of $15.9 million, lower raw material costs and a decrease in restructuring charges of $4.5 million. Industrial operating margin was 4.3 percent compared with 11.5 percent in the prior year.

INFRASTRUCTURE

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2015	2014	2015	2014
Sales	$213,138	$304,074	$455,159	$621,157
Operating loss	(237,738)	(371,920)	(246,166)	(352,699)

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended December 31, 2015, Infrastructure sales decreased by 30 percent, due to a 20 percent organic sales decline, a 6 percent decline due to divestiture and a 4 percent unfavorable currency exchange impact. Excluding the impact of currency exchange and divestiture, sales decreased by approximately 34 percent in energy, approximately 23 percent in general engineering and approximately 18 percent in earthworks. The continued weakening in global demand for energy resources and the related over-supply of these commodities, coupled with the economic downturn in Asia, particularly China, has had a significant impact on demand for the Company's products. This reduced demand has been most severe in the North American region with the Company's concentration in oil and gas and underground mining markets. On a segment regional basis excluding the impact of divestiture and currency exchange, sales decreased 28 percent in the Americas, 10 percent in Europe and 9 percent in Asia. The sales decrease in the Americas was driven by the performance in the energy, general engineering and earthworks end markets. The sales decrease in Europe was primarily driven by the energy end market, offset partially by an increase in general engineering and earthworks end markets. The sales decrease in Asia was driven primarily by the general engineering and earthworks end markets offset partially by an increase in the energy end market.

For the three months ended December 31, 2015, Infrastructure operating loss was $237.7 million compared to operating loss of $371.9 million for the prior year period. Operating results for the current period increased by $134.2 million, driven by lower impairment charges in the current verses prior year period. See Note 18. The current quarter also had a loss on divestiture for the sale of non-core businesses of $126.0 million, see Note 5. In addition, operating results were negatively impacted by lower organic sales, lower fixed cost absorption and unfavorable business mix, offset partially by an increase in restructuring program benefits of $3.6 million and lower raw material costs.

For the six months ended December 31, 2015, Infrastructure sales decreased by 27 percent, due to a 20 percent organic sales decline, a 4 percent unfavorable currency exchange impact and a 3 percent decline due to divestiture. Excluding the impact of currency exchange and divestiture, sales decreased by approximately 33 percent in energy, approximately 26 percent in general engineering and approximately 13 percent in earthworks. Sales were lower year-over-year due to persistent weak demand in oil and gas as rig counts decline, underground mining, particularly in the U.S. and China and general engineering. On a segment regional basis excluding the impact of divestiture and currency exchange, sales decreased 28 percent in the Americas, 10 percent in Asia and 5 percent in Europe. The sales decrease in the Americas was driven by the performance in the energy, general engineering and earthworks end markets. The sales decrease in Asia was driven primarily by the general engineering end market, offset partially by an increase in the energy and earthworks end markets. The sales decrease in Europe was primarily driven by the energy end market, offset partially by an increase in general engineering and earthworks end markets.

For the six months ended December 31, 2015, Infrastructure operating loss was $246.2 million compared to an operating loss of $352.7 million for the prior year period. Operating results for the current period increased by $106.5 million, primarily driven by lower impairment charges in the current verses prior year period. See Note 18. The current year also had a loss on divestiture for the sale of non-core businesses of $126.0 million, see Note 5. In addition to the aforementioned impairment charge and loss on divestiture, operating results for the current period were negatively impacted by lower organic sales, lower fixed cost absorption and unfavorable mix, offset partially by an increase in restructuring program benefits of $8.1 million and lower raw material costs.

CORPORATE

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2015	2014	2015	2014
Corporate unallocated expense	$(3,578)	$(3,646)	$(8,286)	$(5,864)

For the three months ended December 31, 2015, Corporate unallocated expense increased $0.1 million, or 1.9 percent, primarily due to increased restructuring and related charges, mostly offset by lower professional fees in the current period.

For the six months ended December 31, 2015, Corporate unallocated expense increased $2.4 million, or 41.3 percent, primarily due to increased restructuring and related charges in the current period, partially offset by lower professional fees.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations is the primary source of funding for capital expenditures and internal growth. Year to date December 31, 2015 cash flow provided by operating activities was $104.5 million, driven by working capital improvements and cash earnings, partially offset by a decrease in taxes payable and lump sum payments to several terminated Executive Retirement Plan participants.

Our five-year, multi-currency, revolving credit facility (2011 Credit Agreement) is used to augment cash from operations and as an additional source of funds. The 2011 Credit Agreement permits revolving credit loans of up to $600.0 million for working capital, capital expenditures and general corporate purposes. The 2011 Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the 2011 Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The 2011 Credit Agreement matures in April 2018. We had $5.4 million of borrowings outstanding on our 2011 Credit Agreement as of December 31, 2015.

The 2011 Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of December 31, 2015. For the six months ended December 31, 2015, average daily borrowings outstanding under the 2011 Credit Agreement were approximately $30.4 million. Borrowings under the 2011 Credit Agreement are guaranteed by our significant domestic subsidiaries.

Except as noted below, we consider the unremitted earnings of our non-U.S. subsidiaries that have not previously been taxed in the U.S. to be permanently reinvested. As of December 31, 2015, cash and cash equivalents of $60.5 million would not be available for use in the U.S. on a long-term basis without incurring U.S. federal and state income tax consequences. We have not repatriated, nor do we anticipate the need to repatriate, funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business or associated with our domestic debt service requirements. Notwithstanding the above, we redeployed cash from certain non-U.S. subsidiaries related to the transaction specified in Note 5 of our condensed consolidated financial statements set forth in Part I Item 1 of this Quarterly Report on Form 10-Q. As such, the six month period ended December 31, 2015 includes a discrete tax charge of $4.2 million related to this change in assertion with respect to a portion of our foreign subsidiaries' undistributed earnings, which are no longer considered permanently reinvested. The remaining undistributed earnings of our foreign subsidiaries continue to be indefinitely reinvested and would not be available for use in the U.S. on a long term basis without incurring U.S. federal and state income tax consequences.

At December 31, 2015, cash and cash equivalents were $139.0 million, total debt was $706.7 million and total Kennametal Shareholders' equity was $1,124.8 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months as of December 31, 2015. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.

There have been no material changes in our contractual obligations and commitments since June 30, 2015.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flow Provided by Operating Activities
During the six months ended December 31, 2015, cash flow provided by operating activities was $104.5 million, compared to $135.3 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net loss and non-cash items amounting to an inflow of $64.2 million and by changes in certain assets and liabilities netting to an inflow of $40.4 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts receivable of $69.8 million due to lower sales volume and a decrease in inventory of $46.6 million due to our continued focus on working capital management. Offsetting these cash inflows were a decrease of accounts payable and accrued liabilities of $44.1 million primarily driven by lower accrued compensation and lower restructuring liabilities; a decrease in accrued pension and postretirement benefits of $18.2 million primarily due to payments to previous executives: and a decrease of accrued income taxes of $12.4 million primarily driven by payment of a capital gains tax related to a prior period tax reorganization.
During the six months ended December 31, 2014, cash flow provided by operating activities for the period consisted of net loss and non-cash items amounting to an inflow of $111.8 million, partially offset by changes in certain assets and liabilities netting to an outflow of $23.5 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $75.0 million primarily driven by timing of payroll payments and a decrease in accrued bonus payable. Offsetting these cash outflows were a decrease in accounts receivable of $54.9 million due to lower sales volume and an increase in accrued income taxes of $45.6 million.
Cash Flow Provided by (Used for) Investing Activities
Cash flow provided by investing activities was $5.1 million for the six months ended December 31, 2015, compared to $53.8 million used for investing activities in the prior year period. During the current year period, cash flow provided by investing activities included $61.1 million of proceeds from the sale of non-core businesses, partially offset by capital expenditures, net of $56.8 million, which consisted primarily of equipment upgrades.
For the six months ended December 31, 2014, cash flow used for investing activities included capital expenditures, net of $53.7 million, which consisted primarily of equipment upgrades.
Cash Flow Used for Financing Activities
Cash flow used for financing activities was $75.4 million for the six months ended December 31, 2015 compared to $105.6 million in the prior year period. During the current year period, cash flow used for financing activities primarily included $44.5 million net decrease in borrowings and $31.8 million of cash dividends paid to Shareholders. These cash flows were partially offset by $1.5 million of dividend reinvestment and the effect of employee benefit and stock plans.
For the six months ended December 31, 2014, cash flow used for financing activities included $80.1 million net decrease in borrowings and $28.5 million of cash dividends paid to Shareholders. These cash flows were partially offset by $7.9 million of dividend reinvestment and the effect of employee benefit and stock plans.

FINANCIAL CONDITION

Working capital was $668.0 million at December 31, 2015, a decrease of $107.8 million from $775.8 million at June 30, 2015. The decrease in working capital was primarily driven by a decrease in accounts receivable of $112.0 million due to lower sales volume and a decrease in inventory of $98.0 million due primarily to lower work in process, raw materials and finished goods as a result of our focus on working capital management. Partially offsetting these items were a decrease in accounts payable of $35.8 million; an increase in cash and cash equivalents of $33.5 million; and a decrease in other current liabilities of $24.6 million due primarily to lower restructuring liabilities and lower accrued compensation; and a decrease in accrued expenses of $22.0 million driven by payroll timing and lower accrued vacation pay. Currency exchange effects accounted for $25.3 million of the working capital decrease. $32.9 million of the decrease in working capital is related to the sale of non-core businesses.

Property, plant and equipment, net decreased $96.3 million from $815.8 million at June 30, 2015 to $719.5 million at December 31, 2015, primarily due to $67.6 million sold as part of sale of non-core businesses, depreciation expense of $50.4 million, unfavorable currency exchange impact of $12.3 million during the current period and disposals of $4.4 million, partially offset by capital expenditures of $61.2 million, which includes $16.4 million change in accounts payable related to purchases of property, plant and equipment.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At December 31, 2015, other assets were $657.7 million, a decrease of $117.4 million from $775.2 million at June 30, 2015. The primary drivers for the decrease were a decrease in goodwill of $119.4 million and a decrease in other intangible assets of $70.6 million. The change in goodwill was due to a goodwill impairment charge of $105.7 million in the Infrastructure segment, $7.5 million of goodwill written off as part of the sale of non-core businesses and $6.0 million of unfavorable currency exchange. The change in other intangible assets was due primarily to $52.7 million intangibles sold as part of the sale of non-core businesses, amortization expense of $11.9 million and unfavorable currency exchange effects of $1.8 million. These decreases were partially offset by $48.8 million increase in deferred income taxes.

Long-term debt and capital leases decreased by $35.2 million to $700.7 million at December 31, 2015 from $735.9 million at June 30, 2015. This change was driven primarily by the $37.2 million decrease of European borrowings outstanding on the revolver.

Kennametal Shareholders' equity was $1,124.8 million at December 31, 2015, a decrease of $221.0 million from $1,345.8 million at June 30, 2015. The decrease was primarily due to net loss attributable to Kennametal of $175.5 million, unfavorable currency exchange of $20.9 million and cash dividends paid to Shareholders of $31.8 million, partially offset by capital stock issued under employee benefit and stock plans of $7.2 million.

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

Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At December 31, 2015 and June 30, 2015, the balances of these reserves were $12.2 million and $12.6 million, respectively. These reserves represent anticipated costs associated with the remediation of these issues.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at December 31, 2015 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2015	5,364	$28.00	—	10,100,100
November 1 through November 30, 2015	3,596	27.86	—	10,100,100
December 1 through December 31, 2015	3,210	26.30	—	10,100,100
Total	12,170	$27.51	—

(1)
During the current period, 2,554 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 9,616 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.

(2)	On July 25, 2013, the Company publicly announced an amended repurchase program for up to 17 million shares of its outstanding capital stock.

UNREGISTERED SALES OF EQUITY SECURITIES
None.

ITEM 6. EXHIBITS

(10)	Material Contracts
(10.1)	Officer's Employment Agreement with Ronald M. DeFeo	Exhibit 10.1 of the Form 8-K filed February 5, 2016 (File No 001-05318) is incorporated herein by reference.
(10.2)	Form of Nonstatutory Stock Option Award Agreement - CEO	Exhibit 10.2 of the Form 8-K filed February 5, 2016 (File No 001-05318) is incorporated herein by reference.
(10.3)	Form of Restricted Stock Unit Award Agreement - CEO	Exhibit 10.3 of the Form 8-K filed February 5, 2016 (File No 001-05318) is incorporated herein by reference.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31.1)	Certification executed by Ronald M. DeFeo, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.
(31.2)	Certification executed by Jan Kees van Gaalen, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.
(32)	Section 1350 Certifications
(32.1)
Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Ronald M. DeFeo, President and Chief Executive Officer of Kennametal Inc., and Jan Kees van Gaalen, Vice President and Chief Financial Officer of Kennametal Inc.
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

KENNAMETAL INC.

Date:	February 8, 2016	By:	/s/ Martha Fusco
Martha Fusco Vice President Finance and Corporate Controller