Form 10-Q
period 2016-03-31
KENNAMETAL INC
filed 2016-05-06
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
Commission file number 1-5318
KENNAMETAL INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-0900168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Grant Street Suite 5100 Pittsburgh, Pennsylvania	15219-2706
(Address of principal executive offices)	(Zip Code)
Website: www.kennametal.com
Registrant’s telephone number, including area code: (412) 248-8200
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at April 29, 2016
Capital Stock, par value $1.25 per share	79,689,781

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2016

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share amounts)	2016	2015	2016	2015
Sales	$497,837	$638,970	$1,577,212	$2,009,543
Cost of goods sold	340,484	439,500	1,127,828	1,392,516
Gross profit	157,353	199,470	449,384	617,027
Operating expense	121,004	138,025	373,827	423,972
Restructuring and asset impairment charges (Notes 8 and 18)	7,142	175,435	128,498	565,837
Loss on divestiture (Note 5)	(2,557)	—	130,750	—
Amortization of intangibles	4,429	6,402	16,315	20,361
Operating income (loss)	27,335	(120,392)	(200,006)	(393,143)
Interest expense	7,113	7,760	20,895	23,929
Other (income) expense, net	(1,938)	(378)	(1,582)	32
Income (loss) before income taxes	22,160	(127,774)	(219,319)	(417,104)
Provision (benefit) for income taxes	5,465	(82,223)	(61,499)	(23,975)
Net income (loss)	16,695	(45,551)	(157,820)	(393,129)
Less: Net income attributable to noncontrolling interests	695	678	1,634	1,914
Net income (loss) attributable to Kennametal	$16,000	$(46,229)	$(159,454)	$(395,043)
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings (loss) per share	$0.20	$(0.58)	$(2.00)	$(4.98)
Diluted earnings (loss) per share	$0.20	$(0.58)	$(2.00)	$(4.98)
Dividends per share	$0.20	$0.18	$0.60	$0.54
Basic weighted average shares outstanding	79,871	79,389	79,814	79,282
Diluted weighted average shares outstanding	80,224	79,389	79,814	79,282
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2016	2015	2016	2015
Net income (loss)	$16,695	$(45,551)	$(157,820)	$(393,129)
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges	(637)	3,025	165	5,738
Reclassification of unrealized loss (gain) on expired derivatives designated and qualified as cash flow hedges	238	(705)	(1,946)	(376)
Unrecognized net pension and other postretirement benefit (loss) gain	(888)	4,293	1,561	9,858
Reclassification of net pension and other postretirement benefit loss	1,219	685	3,641	2,174
Foreign currency translation adjustments	17,783	(79,496)	(24,705)	(161,218)
Reclassification of foreign currency translation adjustment (gain) loss realized upon sale	(1,940)	—	15,088	—
Total other comprehensive income (loss), net of tax	15,775	(72,198)	(6,196)	(143,824)
Total comprehensive income (loss)	32,470	(117,749)	(164,016)	(536,953)
Less: comprehensive income (loss) attributable to noncontrolling interests	1,222	(585)	1,094	(1,623)
Comprehensive income (loss) attributable to Kennametal Shareholders	$31,248	$(117,164)	$(165,110)	$(535,330)
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	March 31, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$136,564	$105,494
Accounts receivable, less allowance for doubtful accounts of $11,931 and $13,560, respectively	365,827	445,373
Inventories (Note 11)	485,390	575,531
Deferred income taxes	56,318	72,449
Other current assets	55,161	59,699
Total current assets	1,099,260	1,258,546
Property, plant and equipment:
Land and buildings	356,056	401,207
Machinery and equipment	1,529,682	1,573,597
Less accumulated depreciation	(1,160,203)	(1,158,979)
Property, plant and equipment, net	725,535	815,825
Other assets:
Investments in affiliated companies	2	361
Goodwill (Note 18)	302,109	417,389
Other intangible assets, less accumulated amortization of $110,664 and $153,370, respectively (Note 18)	212,709	286,669
Deferred income taxes	75,837	24,091
Other	76,487	46,648
Total other assets	667,144	775,158
Total assets	$2,491,939	$2,849,529
LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases	$733	$8,129
Notes payable to banks	3,407	7,573
Accounts payable	169,332	187,381
Accrued income taxes	29,289	25,237
Accrued expenses	66,078	75,746
Other current liabilities	152,576	178,678
Total current liabilities	421,415	482,744
Long-term debt and capital leases, less current maturities (Note 12)	699,750	735,885
Deferred income taxes	15,572	59,744
Accrued pension and postretirement benefits	153,104	163,029
Accrued income taxes	2,247	3,002
Other liabilities	25,040	29,690
Total liabilities	1,317,128	1,474,094
Commitments and contingencies
EQUITY (Note 16)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 79,679 and 79,375 shares issued, respectively	99,599	99,219
Additional paid-in capital	430,692	419,829
Retained earnings	863,048	1,070,282
Accumulated other comprehensive loss	(249,179)	(243,523)
Total Kennametal Shareholders’ Equity	1,144,160	1,345,807
Noncontrolling interests	30,651	29,628
Total equity	1,174,811	1,375,435
Total liabilities and equity	$2,491,939	$2,849,529
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Nine Months Ended March 31,
(in thousands)	2016	2015
OPERATING ACTIVITIES
Net loss	$(157,820)	$(393,129)
Adjustments for non-cash items:
Depreciation	73,297	79,281
Amortization	16,315	20,361
Stock-based compensation expense	14,705	14,252
Restructuring and asset impairment charges (Notes 8 and 18)	111,922	543,942
Deferred income tax provision	(85,426)	(51,766)
Loss on divestiture (Note 5)	130,750	—
Other	239	2,632
Changes in certain assets and liabilities:
Accounts receivable	44,125	34,287
Inventories	47,778	6,582
Accounts payable and accrued liabilities	(16,244)	(21,690)
Accrued income taxes	(12,989)	(9,874)
Accrued pension and postretirement benefits	(22,901)	(12,369)
Other	1,663	7,067
Net cash flow provided by operating activities	145,414	219,576
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(83,285)	(77,620)
Disposals of property, plant and equipment	5,102	1,300
Proceeds from divestiture (Note 5)	61,100	—
Other	835	43
Net cash flow used for investing activities	(16,248)	(76,277)
FINANCING ACTIVITIES
Net (decrease) increase in notes payable	(4,088)	17,090
Net increase in short-term revolving and other lines of credit	—	3,600
Term debt borrowings	50,070	62,950
Term debt repayments	(94,337)	(212,638)
Purchase of capital stock	(231)	(244)
Dividend reinvestment and the effect of employee benefit and stock plans	1,713	10,977
Cash dividends paid to Shareholders	(47,780)	(42,699)
Other	(55)	(3,824)
Net cash flow used for financing activities	(94,708)	(164,788)
Effect of exchange rate changes on cash and cash equivalents	(3,388)	(10,265)
CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	31,070	(31,754)
Cash and cash equivalents, beginning of period	105,494	177,929
Cash and cash equivalents, end of period	$136,564	$146,175
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

2.BASIS OF PRESENTATION

The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with our 2015 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2015 was derived from the audited balance sheet included in our 2015 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the nine months ended March 31, 2016 and 2015 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2016 is to the fiscal year ending June 30, 2016. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

3.NEW ACCOUNTING STANDARDS
Adopted
In April 2014, the Financial Accounting Standards Board (FASB) issued guidance on reporting discontinued operations and disclosures of disposals of components of an entity. Under the guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Additionally, the guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This guidance was effective for Kennametal beginning July 1, 2015. The transaction outlined in Note 5 was evaluated under this guidance.
Issued
In April 2016, the FASB issued guidance on identifying performance obligations and licensing as part of Topic 606: Revenue from Contracts with Customers. The amendments in this update clarify identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. This standard is effective for Kennametal beginning July 1, 2018, in conjunction with the adoption of Accounting Standards Update 2014-09, “Revenue from Contracts with Customers: Topic 606.” We are in the process of assessing the impact the adoption of this guidance will have on our condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In March 2016, the FASB issued guidance intended to simplify equity-based award accounting and presentation. The guidance impacts income tax accounting related to equity-based awards, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. This standard is effective for Kennametal beginning July 1, 2017. We are in the process of assessing the impact the adoption of this guidance will have on our condensed consolidated financial statements.

In March 2016, the FASB issued guidance on principal versus agent considerations in reporting revenue gross versus net. This guidance is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. As this update serves to clarify existing guidance, it is not expected to have a material impact on our condensed consolidated financial statements.

In February 2016, the FASB issued guidance on lease accounting, which replaces the existing guidance in ASC 840, Leases. The standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This standard is effective for Kennametal beginning July 1, 2019. We are in the process of assessing the impact the adoption of this guidance will have on our condensed consolidated financial statements.

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	Nine Months Ended March 31,
(in thousands)	2016	2015
Cash paid during the period for:
Interest	$20,056	$23,981
Income taxes	38,429	35,700
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	16,400	6,470

5.	DIVESTITURE

During the nine months ended March 31, 2016, Kennametal completed the transaction to sell all of the outstanding capital stock of: Kennametal Extrude Hone LLC and its wholly owned subsidiaries, Kennametal Stellite S.r.l. (Bellusco, Italy), Kennametal Stellite S.p.A. (Milan, Italy), Kennametal Stellite GmbH (Koblenz, Germany); and all of the assets of the businesses of: Tricon (manufacturing operations in Birmingham, Alabama; Chicago, Illinois; and Elko, Nevada), Landis (manufacturing operation in Waynesboro, Pennsylvania); and all of the assets located at the Biel, Switzerland manufacturing facility ("non-core businesses") to Madison Industries for an aggregate price of $61.1 million cash, net of cash. A portion of the transaction proceeds were used to pay down revolver debt and the remaining balance is being held as cash on hand.

The net book value of these non-core businesses was $191.9 million, which includes the impact of cumulative translation adjustments and a refinement to our estimated working capital adjustment. We recognized a pre-tax loss on the sale of $133.3 million during the three months ended December 31, 2015 which included the impact of estimated working capital adjustments, deal costs and transaction costs. We recorded a pre-tax net gain on divestiture during the three months ended March 31, 2016 of approximately $2.6 million, which consists primarily of the write-off of the currency translation adjustments of a legal entity liquidated in the March quarter, partially offset by a refinement to our estimated working capital adjustment. The pre-tax net loss on divestiture during the nine months ended March 31, 2016 is $130.8 million, of which $127.2 million and $3.6 million were recorded in the Infrastructure and Industrial segments, respectively. The pre-tax income attributable to the non-core businesses was assessed and determined to be immaterial for disclosure for the periods presented.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Level 3: Inputs that are unobservable.
As of March 31, 2016, the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$155	$—	$155
Total assets at fair value	$—	$155	$—	$155

Liabilities:
Derivatives (1)	$—	$311	$—	$311
Contingent consideration	—	—	8,600	8,600
Total liabilities at fair value	$—	$311	$8,600	$8,911

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

There have been no changes in classification and transfers between levels in the fair value hierarchy in the current period. The fair value of contingent consideration payable that was classified as Level 3 relates to our probability assessments of expected future milestone targets, primarily associated with product delivery, related to a previous acquisition. The contingent consideration is to be paid over the next 9 months and is recorded in other current liabilities in our condensed consolidated balance sheet. The Company reassessed this contingent consideration and determined that an adjustment of $1.4 million to reduce the fair value of the remaining contingent consideration was necessary during the nine months ended March 31, 2016 due to a return of inventory to the seller during the period. No other changes in the expected outcome have occurred during the nine months ended March 31, 2016.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheet are as follows:

(in thousands)	March 31, 2016	June 30, 2015
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$12	$2,626
Other current liabilities - range forward contracts	(285)	—
Other liabilities - range forward contracts	(7)	—
Total derivatives designated as hedging instruments	(280)	2,626
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	143	52
Other current liabilities - currency forward contracts	(19)	(44)
Total derivatives not designated as hedging instruments	124	8
Total derivatives	$(156)	$2,634
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

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2016	2015	2016	2015
Other (income) expense, net - currency forward contracts	$(182)	$3,386	$(116)	$(3,783)

CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive loss and are recognized as a component of other (income) expense, net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at March 31, 2016 and June 30, 2015, was $63.8 million and $53.8 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at March 31, 2016, we expect to recognize into earnings in the next 12 months $0.4 million of income on outstanding derivatives.
The following represents gains and losses related to cash flow hedges:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2016	2015	2016	2015
(Losses) gains recognized in other comprehensive loss, net	$(914)	$3,025	$(637)	$5,738
Losses (gains) reclassified from accumulated other comprehensive loss into other (income) expense, net	$629	$(48)	$293	$453

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the nine months ended March 31, 2016 and 2015.

8.	RESTRUCTURING AND RELATED CHARGES
Phase 1
We are implementing restructuring actions in conjunction with our Phase 1 restructuring program to achieve synergies across Kennametal as a result of the Tungsten Materials Business (TMB) acquisition by consolidating operations among both organizations, reducing administrative overhead and leveraging the supply chain. These restructuring actions are expected to be completed by the end of fiscal 2016 and are anticipated to be mostly cash expenditures.
The total pre-tax charges for Phase 1 programs are expected to be up to $60 million, which is expected to be approximately 50 percent Industrial, 45 percent Infrastructure and 5 percent Corporate. Total restructuring and related charges since inception of $58.3 million have been recorded for these Phase 1 programs through March 31, 2016: $30.4 million in Industrial, $25.5 million in Infrastructure and $2.4 million in Corporate.
Phase 2
We are implementing restructuring actions in conjunction with Phase 2 to streamline the Company's cost structure. These initiatives are expected to enhance operational efficiencies through the rationalization of certain manufacturing facilities as well as other employment and cost reduction programs. These restructuring actions are expected to be completed by December of fiscal 2019 and are anticipated to be mostly cash expenditures.
The total pre-tax charges for Phase 2 programs are expected to be in the range of $90 million to $100 million, which is expected to be approximately 85 percent Industrial, 10 percent Infrastructure and 5 percent Corporate. Total restructuring and related charges since inception of $42.3 million have been recorded for these Phase 2 programs through March 31, 2016: $25.3 million in Industrial, $11.8 million in Infrastructure and $5.2 million in Corporate.
Phase 3
We are implementing restructuring actions in conjunction with Phase 3. These initiatives are expected to enhance operational efficiencies through an enterprise-wide cost reduction program as well as the consolidation of certain manufacturing facilities. These restructuring actions are expected to be completed by March of fiscal 2017 and are anticipated to be mostly cash expenditures.
The total pre-tax charges for Phase 3 programs are expected to be in the range of $40 million to $45 million, which is expected to be approximately 55 percent Industrial, 40 percent Infrastructure and 5 percent Corporate. Total restructuring and related charges since inception of $14.5 million have been recorded for these Phase 3 programs through March 31, 2016: $8.4 million in Industrial, $4.5 million in Infrastructure and $1.6 million in Corporate.
Combined
We have recorded restructuring and related charges of $14.0 million and $16.7 million for the three months ended March 31, 2016 and 2015, respectively. Of these amounts, restructuring charges totaled $7.5 million and $15.7 million, respectively. Restructuring charges of $0.4 million during the three months ended March 31, 2016 were charges related to inventory and were recorded in cost of goods sold. Restructuring-related charges of $1.1 million and $0.3 million were recorded in cost of goods sold and $5.4 million and $0.7 million in operating expense for the three months ended March 31, 2016 and 2015, respectively.
We have recorded restructuring and related charges of $38.0 million and $37.1 million for the nine months ended March 31, 2016 and 2015, respectively. Of these amounts, restructuring charges totaled $20.1 million and $24.4 million, of which $0.1 million and $0.3 million were charges related to inventory and were recorded in cost of goods sold, respectively. Restructuring-related charges of $4.7 million and $6.5 million were recorded in cost of goods sold and $13.2 million and $6.2 million in operating expense for the nine months ended March 31, 2016 and 2015, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The restructuring accrual is recorded in other current liabilities in our condensed consolidated balance sheet and the amount attributable to each segment is as follows:

(in thousands)	June 30, 2015	Expense	Asset Write-Down	Translation	Cash Expenditures	March 31, 2016
Industrial
Severance	$13,456	$12,158	$—	$58	$(17,659)	$8,013
Facilities	—	930	(780)	—	(146)	4
Other	28	156	—	(1)	(12)	171
Total Industrial	$13,484	$13,244	$(780)	$57	$(17,817)	$8,188

Infrastructure
Severance	$7,173	$4,053	$—	$19	$(5,886)	$5,359
Facilities	131	2,775	(2,775)	—	(101)	30
Other	—	52	—	—	3	55
Total Infrastructure	$7,304	$6,880	$(2,775)	$19	$(5,984)	$5,444
Total	$20,788	$20,124	$(3,555)	$76	$(23,801)	$13,632

(in thousands)	June 30, 2014	Expense	Asset Write-Down	Other (2)	Translation	Cash Expenditures	March 31, 2015
Industrial
Severance	$5,815	$11,565	$—	$—	$(364)	$(7,312)	$9,704
Facilities	444	1,307	(1,261)	—	(31)	(459)	—
Other	67	37	—	—	(2)	(102)	—
Total Industrial	$6,326	$12,909	$(1,261)	$—	$(397)	$(7,873)	$9,704

Infrastructure
Severance	$2,458	$10,813	$—	$(459)	$(350)	$(6,749)	$5,713
Facilities	190	661	(522)	—	(16)	(279)	34
Other	28	6	—	—	(3)	(31)	—
Total Infrastructure	$2,676	$11,480	$(522)	$(459)	$(369)	$(7,059)	$5,747
Total	$9,002	$24,389	$(1,783)	$(459)	$(766)	$(14,932)	$15,451
(2) Special termination benefit charge for one of our U.S.-based benefit pension plans resulting from a plant closure - see Note 10.

9.	STOCK-BASED COMPENSATION
Stock Options
The assumptions used in our Black-Scholes valuation related to grants made during the nine months ended March 31, 2016 and 2015 were as follows:

	2016	2015
Risk-free interest rate	1.4%	1.5%
Expected life (years) (3)	4.5	4.5
Expected volatility (4)	31.7%	32.5%
Expected dividend yield	2.1%	1.7%
(3) Expected life is derived from historical experience.
(4) Expected volatility is based on the implied historical volatility of our stock.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in our stock options for the nine months ended March 31, 2016 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2015	2,094,037	$36.08
Granted	885,403	28.29
Exercised	(38,569)	25.02
Lapsed or forfeited	(369,945)	34.95
Options outstanding, March 31, 2016	2,570,926	$33.72	5.1	$740
Options vested and expected to vest, March 31, 2016	2,512,561	$33.80	5.0	$720
Options exercisable, March 31, 2016	1,648,381	$35.36	2.9	$145
During the nine months ended March 31, 2016 and 2015, compensation expense related to stock options was $2.8 million and $3.0 million, respectively. As of March 31, 2016, the total unrecognized compensation cost related to options outstanding was $2.9 million and is expected to be recognized over a weighted average period of 2.1 years.
Weighted average fair value of options granted during the nine months ended March 31, 2016 and 2015 was $6.45 per option and $10.16 per option, respectively. Fair value of options vested during the nine months ended March 31, 2016 and 2015 was $2.3 million and $7.4 million, respectively.
Tax benefits relating to excess stock-based compensation deductions are presented in the condensed consolidated statements of cash flow as financing cash inflows. Tax benefits resulting from stock-based compensation deductions were less than amounts reported for financial reporting purposes by $1.8 million for the nine months ended March 31, 2016 and exceeded amounts reported for financial reporting purposes by $1.6 million for the nine months ended March 31, 2015.
The amount of cash received from the exercise of capital stock options during the nine months ended March 31, 2016 and 2015 was $1.0 million and $8.3 million, respectively. The related tax benefit was immaterial for the nine months ended March 31, 2016 and was $1.6 million during the nine months ended March 31, 2015. The total intrinsic value of options exercised was immaterial during the nine months ended March 31, 2016 and was $4.3 million during the nine months ended March 31, 2015.
Under the provisions of the Kennametal Inc. Stock and Incentive Plan of 2010 as amended and restated on October 22, 2013, plan participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during both the nine months ended March 31, 2016 and 2015 was immaterial.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in our time vesting and performance vesting restricted stock units for the nine months ended March 31, 2016 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested performance vesting and time vesting restricted stock units, June 30, 2015	101,245	$43.00	689,268	$41.53
Granted	117,589	31.60	755,787	27.49
Vested	—	—	(284,778)	40.80
Performance metric not achieved	(42,697)	31.60	—	—
Forfeited	(60,670)	32.70	(127,995)	35.79
Unvested performance vesting and time vesting restricted stock units, March 31, 2016	115,467	$36.96	1,032,282	$32.13
During the nine months ended March 31, 2016 and 2015, compensation expense related to time vesting and performance vesting restricted stock units was $11.7 million and $11.1 million, respectively. As of March 31, 2016, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $16.7 million and is expected to be recognized over a weighted average period of 2.2 years.

10.	BENEFIT PLANS
We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to some U.S. employees.
The table below summarizes the components of net periodic pension (income):

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2016	2015	2016	2015
Service cost	$1,154	$1,349	$3,473	$4,148
Interest cost	9,375	9,575	28,299	29,256
Expected return on plan assets	(14,560)	(14,797)	(43,924)	(44,744)
Amortization of transition obligation	19	18	61	58
Amortization of prior service credit	(104)	(72)	(313)	(213)
Recognition of actuarial losses	1,805	871	5,452	2,809
Curtailment loss	—	—	—	358
Special termination benefit charge	—	—	214	459
Net periodic pension (income)	$(2,311)	$(3,056)	$(6,738)	$(7,869)

The special termination benefit charge of $0.2 million during the nine months ended March 31, 2016 is the result of lump sum payments to several terminated Executive Retirement Plan participants.
During the three months ended March 31, 2015 we recognized a special termination benefit charge of $0.5 million and a curtailment loss of $0.4 million for one of our U.S.-based defined benefit pension plans resulting from a plant closure. The special termination benefit charge was recognized in restructuring expense.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2016	2015	2016	2015
Service cost	$—	$27	$—	$81
Interest cost	210	259	630	778
Amortization of prior service credit	(6)	(28)	(16)	(83)
Recognition of actuarial loss	81	207	242	621
Curtailment gain	—	—	—	(221)
Net periodic other postretirement benefit cost	$285	$465	$856	$1,176

The curtailment gain of $0.2 million recognized during the nine months ended March 31, 2015 was a result of the plant closure discussed above.

11.	INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 45 percent and 47 percent of total inventories at March 31, 2016 and June 30, 2015, respectively. Since inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

Inventories consisted of the following:

(in thousands)	March 31, 2016	June 30, 2015
Finished goods	$300,941	$324,840
Work in process and powder blends	180,854	249,629
Raw materials	67,511	100,881
Inventories at current cost	549,306	675,350
Less: LIFO valuation	(63,916)	(99,819)
Total inventories	$485,390	$575,531

12.	LONG-TERM DEBT
Our $600 million five-year, multi-currency, revolving credit facility, as amended and restated in April 2013 (Credit Agreement) requires us to comply with various affirmative and negative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of March 31, 2016. We had no borrowings and $42.8 million of borrowings outstanding under the Credit Agreement as of March 31, 2016 and June 30, 2015, respectively. Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries.

On April 15, 2016, we entered into an amendment to our Credit Agreement that extends the tenor for a new five-year term to April 2021. The prior maturity was scheduled for April 2018. The maximum leverage ratio was increased for a defined, limited period under the new amendment in order to enhance liquidity and increase operating flexibility. Further, the earnings before interest, taxes, depreciation and amortization (EBITDA) definition was amended to allow for up to $120 million of aggregate cash restructuring payment add-backs through December 31, 2017. Other material provisions, including the minimum consolidated interest coverage ratio, remain unchanged.

Fixed rate debt had a fair market value of $665.0 million and $698.0 million at March 31, 2016 and June 30, 2015, respectively. The Level 2 fair value is determined based on the quoted market price of this debt as of March 31, 2016 and June 30, 2015, respectively.

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
Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At March 31, 2016 and June 30, 2015, the balances of these reserves were $12.5 million and $12.6 million. These reserves represent anticipated costs associated with the remediation of these issues.
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
The effective income tax rates for the three months ended March 31, 2016 and 2015 were 24.7 percent (provision on income) and 64.4 percent (benefit on a loss), respectively. The effective income tax rates for the nine months ended March 31, 2016 and 2015 were 28.0 percent (benefit on a loss) and 5.7 percent (benefit on a loss), respectively. The change in both periods was primarily driven by the asset impairment charges recorded in the current and prior fiscal years, the tax impact on the sale of certain non-core businesses, lower relative U.S. current year earnings compared with the rest of the world in the current periods where the tax rates are generally lower and a favorable impact in the current quarter related to a U.S. provision to return adjustment. The effective income tax rate for the nine months ended March 31, 2016 also includes the favorable effects of the permanent extension of the credit for increasing research activities contained in the Protecting Americans from Tax Hikes Act of 2015 which occurred in the second quarter of this fiscal year.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options, unvested restricted stock awards and unvested restricted stock units by 0.4 million shares for the three months ended March 31, 2016. Unexercised capital stock options, restricted stock units and restricted stock awards for the three months ended March 31, 2016 of 3.1 million shares were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore the inclusion would have been anti-dilutive. For the nine months ended March 31, 2016 and for the three and nine months ended March 31, 2015, the effect of unexercised capital stock options and unvested restricted stock units was anti-dilutive as a result of a net loss in the periods and therefore has been excluded from diluted shares outstanding as well as from the diluted earnings per share calculation.

16.	EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests as of March 31, 2016 and 2015 is as follows:

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2015	$99,219	$419,829	$1,070,282	$(243,523)	$29,628	$1,375,435
Net (loss) income	—	—	(159,454)	—	1,634	(157,820)
Other comprehensive loss	—	—	—	(5,656)	(540)	(6,196)
Dividend reinvestment	12	219	—	—	—	231
Capital stock issued under employee benefit and stock plans	380	10,863	—	—	—	11,243
Purchase of capital stock	(12)	(219)	—	—	—	(231)
Cash dividends paid	—	—	(47,780)	—	(71)	(47,851)
Balance as of March 31, 2016	$99,599	$430,692	$863,048	$(249,179)	$30,651	$1,174,811

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2014	$98,340	$395,890	$1,501,157	$(66,131)	$32,352	$1,961,608
Net (loss) income	—	—	(395,043)	—	1,914	(393,129)
Other comprehensive loss	—	—	—	(140,287)	(3,537)	(143,824)
Dividend reinvestment	7	237	—	—	—	244
Capital stock issued under employee benefit and stock plans	740	19,210	—	—	—	19,950
Purchase of capital stock	(7)	(237)	—	—	—	(244)
Cash dividends paid	—	—	(42,699)	—	(47)	(42,746)
Balance as of March 31, 2015	$99,080	$415,100	$1,063,415	$(206,418)	$30,682	$1,401,859

The amounts of comprehensive loss attributable to Kennametal Shareholders and noncontrolling interests are disclosed in the condensed consolidated statements of comprehensive income.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Total accumulated other comprehensive loss (AOCL) consists of net income (loss) and other changes in equity from transactions and other events from sources other than shareholders. It includes postretirement benefit plan adjustments, currency translation adjustments and unrealized gains and losses from derivative instruments designated as cash flow hedges.

The components of, and changes in, AOCL were as follows (net of tax) for the three months ended March 31, 2016 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, December 31, 2015	$(133,922)	$(121,702)	$(8,803)	$(264,427)
Other comprehensive loss before reclassifications	(888)	17,256	(637)	15,731
Amounts reclassified from AOCL	1,219	(1,940)	238	(483)
Net current period other comprehensive loss	331	15,316	(399)	15,248
AOCL, March 31, 2016	$(133,591)	$(106,386)	$(9,202)	$(249,179)

Attributable to noncontrolling interests:
Balance, December 31, 2015	$—	$(3,325)	$—	$(3,325)
Other comprehensive loss before reclassifications	—	527	—	527
Net current period other comprehensive loss	—	527	—	527
AOCL, March 31, 2016	$—	$(2,798)	$—	$(2,798)

The components of, and changes in, AOCL were as follows (net of tax) for the nine months ended March 31, 2016 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2015	$(138,793)	$(97,309)	$(7,421)	$(243,523)
Other comprehensive loss before reclassifications	1,561	(24,165)	165	(22,439)
Amounts reclassified from AOCL	3,641	15,088	(1,946)	16,783
Net current period other comprehensive loss	5,202	(9,077)	(1,781)	(5,656)
AOCL, March 31, 2016	$(133,591)	$(106,386)	$(9,202)	$(249,179)

Attributable to noncontrolling interests:
Balance, June 30, 2015	$—	$(2,258)	$—	$(2,258)
Other comprehensive loss before reclassifications	—	(540)	—	(540)
Net current period other comprehensive loss	—	(540)	—	(540)
AOCL, March 31, 2016	$—	$(2,798)	$—	$(2,798)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of, and changes in, AOCL were as follows (net of tax) for the three months ended March 31, 2015 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, December 31, 2014	$(86,688)	$(40,637)	$(8,158)	$(135,483)
Other comprehensive (loss) income before reclassifications	4,293	(78,233)	3,025	(70,915)
Amounts reclassified from AOCL	685	—	(705)	(20)
Net current period other comprehensive (loss) income	4,978	(78,233)	2,320	(70,935)
AOCL, March 31, 2015	$(81,710)	$(118,870)	$(5,838)	$(206,418)

Attributable to noncontrolling interests:
Balance, December 31, 2014	$—	$(1,187)	$—	$(1,187)
Other comprehensive income before reclassifications	—	(1,263)	—	(1,263)
Net current period other comprehensive income	—	(1,263)	—	(1,263)
AOCL, March 31, 2015	$—	$(2,450)	$—	$(2,450)

The components of, and changes in, AOCL were as follows (net of tax) for the nine months ended March 31, 2015 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2014	$(93,742)	$38,811	$(11,200)	$(66,131)
Other comprehensive loss before reclassifications	9,858	(157,681)	5,738	(142,085)
Amounts reclassified from AOCL	2,174	—	(376)	1,798
Net current period other comprehensive loss	12,032	(157,681)	5,362	(140,287)
AOCL, March 31, 2015	$(81,710)	$(118,870)	$(5,838)	$(206,418)

Attributable to noncontrolling interests:
Balance, June 30, 2014	$—	$1,087	$—	$1,087
Other comprehensive loss before reclassifications	—	(3,537)	—	(3,537)
Net current period other comprehensive loss	—	(3,537)	—	(3,537)
AOCL, March 31, 2015	$—	$(2,450)	$—	$(2,450)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications out of AOCL for the three and nine months ended March 31, 2016 and 2015 consisted of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
Details about AOCL components	2016	2015	2016	2015	Affected line item in the Income Statement
Gains and losses on cash flow hedges:
Forward starting interest rate swaps	$525	$505	$1,574	$1,515	Interest expense
Currency exchange contracts	(141)	(1,653)	(4,713)	(2,127)	Other (income) expense, net
Total before tax	384	(1,148)	(3,139)	(612)
Tax (benefit) expense	(146)	443	1,193	236	Provision (benefit) for income taxes
Net of tax	$238	$(705)	$(1,946)	$(376)

Postretirement benefit plans:
Amortization of transition obligations	$19	$18	$61	$58	See note 10 for further details
Amortization of prior service credit	(110)	(100)	(329)	(296)	See note 10 for further details
Recognition of actuarial losses	1,886	1,078	5,694	3,430	See note 10 for further details
Total before taxes	1,795	996	5,426	3,192
Tax (benefit)	(576)	(311)	(1,785)	(1,018)	Provision (benefit) for income taxes
Net of tax	$1,219	$685	$3,641	$2,174

Foreign currency translation adjustments:
Released due to divestiture	$(1,940)	$—	$15,088	$—	Loss on divestiture
Total before taxes	(1,940)	—	15,088	—
Tax benefit	—	—	—	—	Provision (benefit) for income taxes
Net of tax	$(1,940)	$—	$15,088	$—

The amount of income tax allocated to each component of other comprehensive income (loss) for the three months ended March 31, 2016 and 2015:

		2016			2015
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges	$(1,027)	$390	$(637)	$4,927	$(1,902)	$3,025
Reclassification of unrealized loss (gain) on expired derivatives designated and qualified as cash flow hedges	384	(146)	238	(1,148)	443	(705)
Unrecognized net pension and other postretirement benefit (loss) gain	(1,332)	444	(888)	5,895	(1,602)	4,293
Reclassification of net pension and other postretirement benefit loss	1,795	(576)	1,219	996	(311)	685
Foreign currency translation adjustments	19,432	(1,649)	17,783	(83,881)	4,385	(79,496)
Reclassification of foreign currency translation adjustment loss realized upon sale	(1,940)	—	(1,940)	—	—	—
Other comprehensive income (loss)	$17,312	$(1,537)	$15,775	$(73,211)	$1,013	$(72,198)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amount of income tax allocated to each component of other comprehensive income (loss) for the nine months ended March 31, 2016 and 2015:

		2016			2015
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	$266	$(101)	$165	$9,345	$(3,607)	$5,738
Reclassification of unrealized gain on expired derivatives designated and qualified as cash flow hedges	(3,139)	1,193	(1,946)	(612)	236	(376)
Unrecognized net pension and other postretirement benefit gain	1,884	(323)	1,561	13,481	(3,623)	9,858
Reclassification of net pension and other postretirement benefit loss	5,426	(1,785)	3,641	3,192	(1,018)	2,174
Foreign currency translation adjustments	(25,294)	589	(24,705)	(170,400)	9,182	(161,218)
Reclassification of foreign currency translation adjustment loss realized upon sale	15,088	—	15,088	—	—	—
Other comprehensive (loss)	$(5,769)	$(427)	$(6,196)	$(144,994)	$1,170	$(143,824)

18.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

2016 December Quarter Impairment Charge
Late in the December quarter of fiscal 2016, the Company experienced a further unexpected deterioration in customer demand in many of its end markets and certain geographies. Industrial production indices in the U.S. and China declined, as well as further reductions in mining and oil and gas activity. In view of these declines and the significant impact on our near term financial forecasts as well as a significant and sustained decline in the Company’s stock price, we determined an interim impairment test of our goodwill and other long-lived assets of our Industrial and Infrastructure reporting units was required. As a result of this interim test, we recorded a preliminary non-cash pre-tax impairment charge during the three months ended December 31, 2015 of $106.1 million in the Infrastructure segment, of which $105.7 million was for goodwill and $0.4 million was for an indefinite-lived trademark intangible asset. We also recorded a preliminary non-cash pre-tax impairment charge during the three months ended December 31, 2015 of $2.3 million in the Industrial segment for an indefinite-lived trademark intangible asset. These impairment charges are recorded in restructuring and asset impairment charges in our condensed consolidated statements of income. There is $302.1 million of goodwill at the Industrial reporting unit. The fair value substantially exceeds the carrying value. The Infrastructure segment has no remaining goodwill recorded.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Identifiable assets with finite lives are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. During the December quarter end, we performed an interim review of our identifiable assets with finite lives and preliminarily determined that the assets were not impaired. During the March quarter of fiscal 2016, we completed the finalization of fair values related to intangibles and property, plant and equipment related to the aforementioned 2016 charges. We also completed a review of our identifiable assets with finite lives and determined that the assets were not impaired.

Divestiture Impact on Goodwill and Other Intangible Assets
During the nine months ended March 31, 2016, we completed the sale of non-core businesses, see Note 5. As a result of this transaction, goodwill decreased by $1.1 million and $6.5 million in our Industrial and Infrastructure segments, respectively. These decreases are recorded in the loss on divestiture account in our condensed consolidated statements of income.

2015 March Quarter Impairment Charge
As previously disclosed, we recorded a non-cash pre-tax impairment charge during the three months ended March 31, 2015 of $152.9 million in the Infrastructure segment, of which $152.5 million was for goodwill and $0.4 million was for an indefinite-lived trademark intangible asset.

In addition, we recorded an additional $6.8 million charge during the three months ended March 31, 2015 for an indefinite-lived trademark intangible asset based upon completion of the December valuation.

2015 December Quarter Impairment Charge
As previously disclosed, we recorded a non-cash pre-tax impairment charge during the three months ended December 31, 2014 of $376.5 million in the Infrastructure segment, of which $375.0 million was for goodwill and $1.5 million was for an indefinite-lived trademark intangible asset.

The further acceleration or extended persistence of the current downturn in the global end markets could have a further negative impact on our business and financial performance. We cannot provide assurance that we will achieve all of the anticipated benefits from restructuring actions we have taken and expect to continue to take. If we are unable to effectively restructure our operations in the light of evolving market conditions, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. We are currently exploring strategic alternatives for a remaining non-core Infrastructure business. The estimated net book value of the business is approximately $40 million as of March 31, 2016. As the strategic direction has not yet been determined for this business, the business is classified as held and used, and the Company cannot determine if additional impairment charges will be incurred.
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Industrial	Infrastructure	Total
Gross goodwill	$455,371	$640,360	$1,095,731
Accumulated impairment losses	(150,842)	(527,500)	(678,342)
Balance as of June 30, 2015	$304,529	$112,860	$417,389

Activity for the nine months ended March 31, 2016:
Divestiture	(1,075)	(6,461)	(7,536)
Translation	(1,345)	(688)	(2,033)
Change in gross goodwill	(2,420)	(7,149)	(9,569)
Impairment charges	—	(105,711)	(105,711)

Gross goodwill	452,951	633,211	1,086,162
Accumulated impairment losses	(150,842)	(633,211)	(784,053)
Balance as of March 31, 2016	$302,109	$—	$302,109

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	March 31, 2016		June 30, 2015
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract-based	3 to 15	$7,183	$(6,736)	$8,523	$(6,990)
Technology-based and other	4 to 20	47,813	(26,863)	52,820	(29,723)
Customer-related	10 to 21	206,464	(64,204)	275,796	(90,141)
Unpatented technology	10 to 30	31,958	(4,390)	59,449	(14,426)
Trademarks	5 to 20	12,750	(8,471)	18,575	(12,090)
Trademarks	Indefinite	17,205	—	24,876	—
Total		$323,373	$(110,664)	$440,039	$(153,370)

As previously mentioned, during the nine months ended March 31, 2016, we recorded $2.3 million and $0.4 million of impairment charges in the Industrial and Infrastructure segments, respectively, for indefinite-lived trademark intangible assets as a result of our 2016 interim impairment analysis.

The divestiture of non-core businesses completed during the nine months ended March 31, 2016 resulted in a reduction of $30.0 million in customer-related, $15.4 million in unpatented technology, $5.0 million in indefinite-lived trademarks, $1.1 million in definite-lived trademarks, $0.8 million in technology-based and other and $0.5 million in contract-based.

During the nine months ended March 31, 2015, an impairment of $10.5 million was recorded for a contract-based technology intangible asset that was part of the Infrastructure segment, resulting in a non-cash impairment charge of $5.5 million and a reduction in a liability of $5.0 million. As previously mentioned, we recorded a $8.7 million impairment for an indefinite-lived trademark intangible asset as a result of our impairment test of our Infrastructure segment.

During the nine months ended March 31, 2016 and 2015, we recorded amortization expense of $16.3 million and $20.4 million, respectively, related to our other intangible assets.

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
Our sales and operating income (loss) by segment are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2016	2015	2016	2015
Sales:
Industrial	$316,372	$354,810	$940,588	$1,104,225
Infrastructure	181,465	284,160	636,624	905,318
Total sales	$497,837	$638,970	$1,577,212	$2,009,543
Operating income (loss):
Industrial (5)	$24,692	$35,311	$51,802	$121,123
Infrastructure (5)	3,748	(153,100)	(242,417)	(505,799)
Corporate	(1,105)	(2,603)	(9,391)	(8,467)
Total operating income (loss)	27,335	(120,392)	(200,006)	(393,143)
Interest expense	7,113	7,760	20,895	23,929
Other (income) expense, net	(1,938)	(378)	(1,582)	32
Income (loss) from continuing operations before income taxes	$22,160	$(127,774)	$(219,319)	$(417,104)
Total assets by segment are as follows:

(in thousands)	March 31, 2016	June 30, 2015
Industrial	1,225,191	1,259,270
Infrastructure (5)	866,381	1,279,608
Corporate	400,367	310,651
Total assets	2,491,939	2,849,529
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

Our sales of $497.8 million for the quarter ended March 31, 2016 decreased 22 percent compared to sales for the quarter ended March 31, 2015. Operating income was $27.3 million, compared to operating loss $120.4 million in the prior year quarter. Our operating results increased due primarily to goodwill and other intangible asset impairment charges in the prior period, lower raw material costs and incremental restructuring benefits in the current period, offset partially by the effects of the organic sales decline, unfavorable mix, lower fixed cost absorption and unfavorable currency exchange.

We reported current quarter earnings per diluted share of $0.20, which includes $0.18 per share of restructuring and related charges, current quarter tax impact of the second quarter asset impairment charges of $0.02 per share and a net gain of $0.03 per share from divestiture.

Our operating flexibility was enhanced with an amendment to our revolving credit facility that extends maturity from April 2018 to April 2021. Similar to the prior agreement, the amendment permits revolving loans of up to $600 million for working capital, capital expenditures and general corporate purposes. The definition of the maximum leverage ratio was increased under the 2016 Amendment as defined in the agreement in order to increase operating flexibility. Further, the earnings before interest, taxes, depreciation and amortization (EBITDA) definition in the 2016 Amendment now allows for up to $120 million of aggregate cash restructuring payment add-backs through December 31, 2017. Other material provisions, including the minimum consolidated interest coverage ratio, remain unchanged.

We generated cash flow from operating activities of $145.4 million and $219.6 million during the nine months ended March 31, 2016 and 2015, respectively. The decrease is due primarily to lower cash earnings and higher restructuring and pension payments, partially offset by reductions of working capital. Capital expenditures were $83.3 million and $77.6 million during the nine months ended March 31, 2016 and 2015, respectively.

We invested further in technology and innovation to continue delivering a high level of new products to our customers. Research and development expenses included in operating expense totaled $9.6 million and $29.9 million for the three and nine months ended March 31, 2016, respectively.

The permanent savings that we are realizing from restructuring are the result of programs that we have undertaken over the past 30 months. Pre-tax benefits from these restructuring actions reached approximately $20 million in the current quarter due to rationalization of certain manufacturing facilities and employment and cost reduction programs, of which approximately $11 million were incremental to the same quarter one year ago. Approximate savings since inception of restructuring programs reached approximately $97 million in the quarter.

The following narrative provides further discussion and analysis of our results of operations, liquidity and capital resources, as well as other pertinent matters.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF CONTINUING OPERATIONS

SALES
Sales for the three months ended March 31, 2016 were $497.8 million, a decrease of $141.1 million or 22 percent, from $639.0 million in the prior year quarter. The decrease in sales was driven by 10 percent decline from divestiture, organic decline of 8 percent and unfavorable currency exchange of 4 percent. Excluding the impact of currency exchange and divestiture, sales decreased by approximately 24 percent in energy, 22 percent in earthworks, 9 percent in general engineering and 1 percent in transportation, while aerospace and defense remained relatively flat. On a regional basis excluding the impact of currency exchange and divestiture, sales decreased 15 percent in the Americas, 8 percent in Asia and 2 percent in Europe.
Sales for the nine months ended March 31, 2016 were $1,577.2 million, a decrease of $432.3 million or 22 percent, from $2,009.5 million in the prior year period. The decrease in sales was driven by organic decline of 12 percent, unfavorable currency exchange of 6 percent and 4 percent due to divestiture. Excluding the impact of currency exchange and divestiture, sales decreased by approximately 31 percent in energy, 16 percent in earthworks, 12 percent in general engineering, 4 percent in transportation and 1 percent in aerospace and defense. On a regional basis excluding the impact of currency exchange and divestiture, sales decreased 20 percent in the Americas, 10 percent in Asia and 1 percent in Europe.

GROSS PROFIT
Gross profit for the three months ended March 31, 2016 was $157.4 million, a decrease of $42.1 million from $199.5 million in the prior year quarter. The decrease was primarily due to organic sales decline, unfavorable business mix, unfavorable currency exchange, no gross profit contributions in the current period from divested non-core businesses and lower fixed cost absorption, partially offset by lower raw material costs and incremental restructuring benefits. The gross profit margin for the three months ended March 31, 2016 was 31.6 percent, as compared to 31.2 percent generated in the prior year quarter.
Gross profit for the nine months ended March 31, 2016 was $449.4 million, a decrease of $167.6 million from $617.0 million in the prior year period. The decrease was primarily due to organic sales decline, unfavorable business mix, lower fixed cost absorption, four months less of gross profit due to the divestiture of non-core businesses and unfavorable currency exchange, partially offset by lower raw material costs and incremental restructuring benefits. The gross profit margin for the nine months ended March 31, 2016 was 28.5 percent, as compared to 30.7 percent generated in the prior year period.

OPERATING EXPENSE
Operating expense for the three months ended March 31, 2016 decreased $17.0 million or 12.3 percent to $121.0 million as compared to $138.0 million in the prior year quarter. The decrease was primarily due to restructuring benefits and continued cost reduction actions of approximately $8 million, divestiture impact of $7.0 million and favorable foreign currency exchange impacts of $4.6 million, partially offset by higher restructuring related charges of $4.7 million.
Operating expense for the nine months ended March 31, 2016 decreased $50.1 million or 11.8 percent to $373.8 million as compared to $424.0 million in the prior year period. The decrease was primarily due to restructuring benefits and continued cost reduction actions of approximately $23 million, favorable foreign currency exchange impacts of $22.5 million and divestiture impact of $8.9 million, offset partially by higher restructuring related charges of $7.0 million.

RESTRUCTURING AND RELATED CHARGES AND ASSET IMPAIRMENT CHARGES
We have recorded restructuring and related charges of $14.0 million and $16.7 million for the three months ended March 31, 2016 and 2015, respectively. Of these amounts, restructuring charges totaled $7.5 million and $15.7 million, respectively. Restructuring charges of $0.4 million during the three months ended March 31, 2016 were charges related to inventory and were recorded in cost of goods sold. Restructuring-related charges of $1.1 million and $0.3 million were recorded in cost of goods sold and $5.4 million and $0.7 million in operating expense for the three months ended March 31, 2016 and 2015, respectively.
We have recorded restructuring and related charges of $38.0 million and $37.1 million for the nine months ended March 31, 2016 and 2015, respectively. Of these amounts, restructuring charges totaled $20.1 million and $24.4 million, of which $0.1 million and $0.3 million were charges related to inventory and were recorded in cost of goods sold, respectively. Restructuring-related charges of $4.7 million and $6.5 million were recorded in cost of goods sold and $13.2 million and $6.2 million in operating expense for the nine months ended March 31, 2016 and 2015, respectively.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total restructuring and related charges since the inception of our restructuring plans through March 31, 2016 were $115.2 million. See Note 8 in our condensed consolidated financial statements set forth in Part I Item 1 of this Quarterly Report on Form 10-Q (Note 8).

RESTRUCTURING AND RELATED CHARGES AND SAVINGS (PRE-TAX)
	Estimated Charges	Current Quarter Charges	Charges To Date	Estimated Annualized Savings	Approximate Current Quarter Savings	Expected Completion Date
Phase 1	Up to $60M	—	$58M	$40M-$45M	$10M	6/30/2016
Phase 2	$90M-$100M	$4M	$42M	$40M-$50M	$8M	12/31/2018
Phase 3	$40M-$45M	$10M	$15M	$25M-$30M	$2M	3/31/2017
Total	$188M-$205M	$14M	$115M	$105M-$125M	$20M
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
Phase 2
We are implementing restructuring actions to streamline the Company's cost structure. These initiatives are expected to enhance operational efficiencies through the rationalization of certain manufacturing facilities as well as other employment and cost reduction programs. These restructuring actions are expected to be completed by December of fiscal 2019 and are anticipated to be mostly cash expenditures.
Phase 3
We are implementing restructuring actions to further enhance operational efficiencies through an enterprise-wide cost reduction program as well as the consolidation of certain manufacturing facilities. These restructuring actions are expected to be completed by March of fiscal 2017 and are anticipated to be mostly cash expenditures.
Asset Impairment Charges
We recorded no asset impairment charges during the three months ended March 31, 2016. We recorded non-cash pre-tax asset impairment charges of $108.5 million during the nine months ended March 31, 2016. We recorded non-cash pre-tax asset impairment charges of $159.7 million and $541.7 million during the three and nine months ended March 31, 2015. See Note 18 in our condensed consolidated financial statements set forth in Part I Item 1 of this Quarterly Report on Form 10-Q (Note 18).
The further acceleration or extended persistence of the current downturn in the global end markets could have a further negative impact on our business and financial performance. We cannot provide assurance that we will achieve all of the anticipated benefits from restructuring actions we have taken and will continue to take. If we are unable to effectively restructure our operations in the light of evolving market conditions, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. We are currently exploring strategic alternatives for a remaining non-core Infrastructure business. The estimated net book value of the business is approximately $40 million as of March 31, 2016. As the strategic direction has not yet been determined for this business, the business is classified as held and used, and the Company cannot determine if additional impairment charges will be incurred.

LOSS ON DIVESTITURE
We recognized a pre-tax loss on the sale of $133.3 million during the three months ended December 31, 2015 which included the impact of estimated working capital adjustments, deal costs and transaction costs. We recorded a pre-tax net gain on divestiture during the three months ended March 31, 2016 of approximately $2.6 million, which consists primarily of the write-off of the currency translation adjustments of a legal entity liquidated in the March quarter, partially offset by a refinement to our estimated working capital adjustment. The pre-tax net loss on divestiture during the nine months ended March 31, 2016 is $130.8 million, of which $127.2 million and $3.6 million were recorded in the Infrastructure and Industrial segments, respectively. See Note 5 in our condensed consolidated financial statements set forth in Part I Item 1 of this Quarterly Report on Form 10-Q (Note 5).

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST EXPENSE
Interest expense for the three months ended March 31, 2016 decreased $0.6 million to $7.1 million as compared to $7.8 million in the prior year quarter. Interest expense for the nine months ended March 31, 2016 decreased $3.0 million to $20.9 million as compared to $23.9 million in the prior year period. The decrease in interest expense in both periods was primarily due to lower year-over-year borrowings on our revolving credit facility.

OTHER (INCOME) EXPENSE, NET
Other income, net for the three months ended March 31, 2016, was $1.9 million compared to $0.4 million in the prior year quarter. Income in the current year from the transition services related to the divestiture of non-core businesses, partially offset by lower interest income contributed to the year-over-year change.
Other income, net for the nine months ended March 31, 2016 and 2015, was $1.6 million compared to other expense, net of less than $0.1 million. Current period derivative gains were offset by a loss on sale of assets and lower interest income.

INCOME TAXES
The effective income tax rates for the three months ended March 31, 2016 and 2015 were 24.7 percent (provision on income) and 64.4 percent (benefit a loss), respectively. The effective income tax rates for the nine months ended March 31, 2016 and 2015 were 28.0 percent (benefit on a loss) and 5.7 percent (benefit on a loss), respectively. The change in both periods was primarily driven by the asset impairment charges recorded in the current and prior fiscal years, the tax impact on the sale of certain non-core businesses, lower relative U.S. current year earnings compared with the rest of the world where the tax rates are generally lower and a favorable impact in the current quarter related to a U.S. provision to return adjustment. The effective income tax rate for the nine months ended March 31, 2016 also includes the favorable effects of the permanent extension of the credit for increasing research activities contained in the Protecting Americans from Tax Hikes Act of 2015 which occurred in the second quarter of this fiscal year.

BUSINESS SEGMENT REVIEW

We operate two reportable segments consisting of Industrial and Infrastructure. Expenses that are not allocated are reported in Corporate. Segment determination is based upon the manner in which we organize segments for making operating decisions and assessing performance and the availability of separate financial results.
INDUSTRIAL

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2016	2015	2016	2015
Sales	$316,372	$354,810	$940,588	$1,104,225
Operating income	24,692	35,311	51,802	121,123

For the three months ended March 31, 2016, Industrial sales decreased by 11 percent due to unfavorable currency exchange of 5 percent, organic decline of 5 percent and divestiture impact of 1 percent. Excluding the impact of currency exchange and divestiture, sales decreased approximately 26 percent in energy, 6 percent in general engineering, 1 percent in aerospace and defense and 1 percent in transportation. Activity in the energy sector continued to adversely affect the industrial economy, particularly in the Americas, however destocking in the indirect channel has been subsiding. The transportation market was mixed with fewer tooling package sales contributing to weaker sales in Asia, partially offset by favorable conditions in Europe and Americas. On a segment regional basis excluding the impact of divestiture and currency exchange, sales decreased 8 percent in Asia, 6 percent in the Americas and 2 percent in Europe. The sales decrease in Asia was primarily driven by the transportation, general engineering and energy end markets, partially offset by an increase in the aerospace and defense end market. The sales decrease in the Americas was primarily driven by the performance in the general engineering and energy end markets, partially offset by increases in the transportation and aerospace and defense end markets. The sales decrease in Europe was primarily driven by the performance in the general engineering, energy and aerospace and defense end markets, partially offset by an increase in the transportation end market.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended March 31, 2016, Industrial operating income decreased by $10.6 million, driven by organic sales decline, unfavorable currency exchange, lower fixed cost absorption and unfavorable business mix, offset partially by an increase in restructuring program benefits of $7.5 million, an adjustment to the estimated loss on divestiture that resulted in a gain of $3.7 million and lower raw material costs. Industrial operating margin was 7.8 percent compared with 10.0 percent in the prior year.

For the nine months ended March 31, 2016, Industrial sales decreased by 15 percent due to unfavorable currency exchange of 7 percent, organic decline of 7 percent and divestiture impact of 1 percent. Excluding the impact of currency exchange and divestiture, sales decreased approximately 30 percent in energy, 8 percent in general engineering, 4 percent in transportation and 2 percent in aerospace and defense. Energy end market activity continued to be weak, particularly in oil and gas as rig counts decline, and in commodity-dependent manufacturing sectors. The lower level of manufacturing activity in these markets has affected the general engineering market where the Company believes there was destocking in the indirect channel, particularly in the Americas during the first half of fiscal 2016. Lower sales activity in the transportation end market was driven by fewer tooling package sales in Asia, and lower light vehicle production levels and destocking in China. On a segment regional basis excluding the impact of divestiture and currency exchange, sales decreased 12 percent in the Americas, 9 percent in Asia and 1 percent in Europe. The sales decrease in the Americas was primarily driven by declines in the general engineering and energy end markets, and to a lesser extent the transportation end market, while aerospace and defense remained flat. The sales decrease in Asia was primarily driven by the transportation, general engineering and energy end markets, offset partially by gains in aerospace and defense. Sales in Europe had gains in general engineering, which were offset by the aerospace and defense and energy end markets, while transportation remained flat.

For the nine months ended March 31, 2016, Industrial operating income decreased by $69.3 million, driven by organic sales decline, lower fixed cost absorption, unfavorable mix, loss on divestiture of $3.6 million, intangible asset impairment of $2.3 million and unfavorable currency exchange, offset partially by an increase in restructuring program benefits of $24.6 million and lower raw material costs. Industrial operating margin was 5.5 percent compared with 11.0 percent in the prior year.

INFRASTRUCTURE

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2016	2015	2016	2015
Sales	$181,465	$284,160	$636,624	$905,318
Operating income (loss)	3,748	(153,100)	(242,417)	(505,799)

For the three months ended March 31, 2016, Infrastructure sales decreased by 36 percent, reflecting a 21 percent decline due to divestiture, a 12 percent organic sales decline and a 3 percent unfavorable currency exchange impact. Excluding the impact of currency exchange and divestiture, sales decreased by approximately 37 percent in oil and gas, 32 percent in mining, 15 percent in industrial applications and 12 percent in processing, offset partially by an increase of approximately 6 percent in construction. Sales in other markets remained relatively flat. Key energy markets, particularly in North America, took a further step down in our fiscal third quarter, with U.S. rig counts declining 38 percent within the quarter, ending down 58 percent year-over-year. In addition, conditions in underground mining in North America declined further, with sales down 58 percent year-over-year. As previously disclosed, this weakness is expected to continue for the foreseeable future. Partially offsetting these drivers was improved sales in the construction end market, with year-over-year sales growth realized in all regions led by North America at 9 percent. On a segment regional basis excluding the impact of divestiture and currency exchange, sales decreased 23 percent in the Americas and 11 percent in Asia, while Europe remained flat. The sales decrease in the Americas was driven by the performance in mining, oil and gas, industrial applications, and processing, offset partially by an increase in construction. The sales decrease in Asia was driven primarily by the performance in mining, industrial applications, processing and oil and gas. The sales performance in Europe was primarily driven by increases in processing, offset by the performance in oil and gas and industrial applications.

For the three months ended March 31, 2016, Infrastructure operating income was $3.7 million compared to operating loss of $153.1 million for the prior year period. Operating results for the current period increased by $156.8 million, due primarily to goodwill and other intangible asset impairment charges in the prior period. See Note 18. In addition, operating results were positively impacted by lower raw material costs and an increase in restructuring program savings of $3.7 million, offset partially by lower organic sales, unfavorable business mix and lower fixed cost absorption.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the nine months ended March 31, 2016, Infrastructure sales decreased by 30 percent, due to a 17 percent organic sales decline, a 9 percent decline due to divestiture and a 4 percent unfavorable currency exchange impact. Excluding the impact of currency exchange and divestiture, sales decreased by approximately 44 percent in oil and gas, 24 percent in processing, 23 percent in mining and 20 percent in industrial applications, offset partially by an increase of approximately 2 percent in construction. Sales were lower year over year due to persistent weak demand in oil and gas, mining, industrial applications and processing end markets. On a segment regional basis excluding the impact of divestiture and currency exchange, sales decreased 27 percent in the Americas, 10 percent in Asia and 2 percent in Europe. The sales decrease in the Americas was driven by the performance in oil and gas, mining, industrial applications, processing and construction. The sales decrease in Asia was driven primarily by the performance in industrial applications, processing, mining and oil and gas, offset partially by an increase in construction. The sales decrease in Europe was primarily driven by the performance in oil and gas, offset partially by increases in industrial applications and mining.

For the nine months ended March 31, 2016, Infrastructure operating loss was $242.4 million compared to an operating loss of $505.8 million for the prior year period. Operating results for the current period increased by $263.4 million, primarily driven by lower impairment charges in the current verses prior year period. See Note 18. The current year also includes a loss on divestiture for the sale of non-core businesses of $127.2 million, see Note 5. In addition to the aforementioned impairment charge and loss on divestiture, operating results for the current period were negatively impacted by lower organic sales, lower fixed cost absorption and unfavorable mix, offset partially by an increase in lower raw material costs and restructuring program benefits of $16.5 million.

CORPORATE

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2016	2015	2016	2015
Corporate unallocated expense	$(1,105)	$(2,603)	$(9,391)	$(8,467)

For the three months ended March 31, 2016, Corporate unallocated expense decreased $1.5 million, or 57.5 percent, primarily due to decreased restructuring and related charges in the current period.

For the nine months ended March 31, 2016, Corporate unallocated expense increased $0.9 million, or 10.9 percent, primarily due to increased restructuring and related charges in the current period, partially offset by lower professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations is the primary source of funding for capital expenditures and internal growth. Year to date March 31, 2016 cash flow provided by operating activities was $145.4 million, driven by working capital improvements and cash earnings, partially offset by a decrease in taxes payable and lump sum payments to several terminated Executive Retirement Plan participants.

Our five-year, multi-currency, revolving credit facility, as amended and restated in April 2013 (Credit Agreement) is used to augment cash from operations and as an additional source of funds. The Credit Agreement permits revolving credit loans of up to $600.0 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The Credit Agreement matures in April 2018. We had no borrowings outstanding on our Credit Agreement as of March 31, 2016.

The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of March 31, 2016. For the nine months ended March 31, 2016, average daily borrowings outstanding under the Credit Agreement were approximately $27.3 million. Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In April 2016, we took additional steps to enhance our liquidity and strengthen our financial position through entering into an amendment to the Credit Agreement (2016 Amendment). The 2016 Amendment extends the maturity of the Credit Agreement from April 2018 to April 2021. The definition of the maximum leverage ratio was increased under the 2016 Amendment as defined in the agreement in order to increase operating flexibility. Further, the EBITDA definition in the 2016 Amendment now allows for up to $120 million of aggregate cash restructuring payment add-backs through December 31, 2017. Other material provisions, including the minimum consolidated interest coverage ratio, remain unchanged.

Except as noted below, we consider substantially all of the unremitted earnings of our non-U.S. subsidiaries that have not previously been taxed in the U.S. to be permanently reinvested. As of March 31, 2016, cash and cash equivalents of $53.0 million would not be available for use in the U.S. on a long-term basis without incurring U.S. federal and state income tax consequences. We have not repatriated, nor do we anticipate the need to repatriate, funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business or associated with our domestic debt service requirements. Notwithstanding the above, we redeployed cash from certain non-U.S. subsidiaries related to the transaction specified in Note 5. As such, the nine month period ended March 31, 2016 includes a discrete tax charge of $4.2 million related to this change in assertion with respect to a portion of our foreign subsidiaries' undistributed earnings, which are no longer considered permanently reinvested. The remaining undistributed earnings of our foreign subsidiaries continue to be indefinitely reinvested and would not be available for use in the U.S. on a long term basis without incurring U.S. federal and state income tax consequences.

At March 31, 2016, cash and cash equivalents were $136.6 million, total debt was $703.9 million and total Kennametal Shareholders' equity was $1,144.2 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months as of March 31, 2016. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.

There have been no other material changes in our contractual obligations and commitments since June 30, 2015.
Cash Flow Provided by Operating Activities
During the nine months ended March 31, 2016, cash flow provided by operating activities was $145.4 million, compared to $219.6 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net loss and non-cash items amounting to an inflow of $104.0 million and by changes in certain assets and liabilities netting to an inflow of $41.4 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts receivable of $44.1 million due to lower sales volume and a decrease in inventory of $47.8 million due to our continued focus on working capital management. Offsetting these cash inflows were a net decrease of accounts payable and accrued liabilities of $16.2 million primarily driven by lower restructuring liabilities and lower accrued compensation, partially offset by an increase in accounts payable due to lower volumes and our continued focus on working capital management; a decrease in accrued pension and postretirement benefits of $22.9 million primarily due to payments to previous executives: and a decrease of accrued income taxes of $13.0 million primarily driven by payment of a capital gains tax related to a prior period tax reorganization.
During the nine months ended March 31, 2015, cash flow provided by operating activities for the period consisted of net loss and non-cash items amounting to an inflow of $215.6 million, and by changes in certain assets and liabilities netting to an inflow of $4.0 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts receivable of $34.3 million due to lower sales volume and a decrease in inventory of $6.6 million. Offsetting these cash flows were an increase in accounts payable and accrued liabilities of $21.7 million primarily driven by timing of payroll payments and a decrease in compensation-related accounts and an increase in accrued income taxes of $9.9 million.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $16.2 million for the nine months ended March 31, 2016, compared to $76.3 million the prior year period. During the current year period, cash flow used for investing activities included capital expenditures, net of $78.2 million, which consisted primarily of equipment upgrades. These capital expenditures were partially offset by $61.1 million of proceeds from the sale of non-core businesses.
For the nine months ended March 31, 2015, cash flow used for investing activities included capital expenditures, net of $76.3 million, which consisted primarily of equipment upgrades.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flow Used for Financing Activities
Cash flow used for financing activities was $94.7 million for the nine months ended March 31, 2016 compared to $164.8 million in the prior year period. During the current year period, cash flow used for financing activities primarily included $48.4 million net decrease in borrowings and $47.8 million of cash dividends paid to Shareholders. These cash flows were partially offset by $1.7 million of dividend reinvestment and the effect of employee benefit and stock plans.
For the nine months ended March 31, 2015, cash flow used for financing activities included $129.0 million net decrease in borrowings and $42.7 million of cash dividends paid to Shareholders. These cash flows were partially offset by $11.0 million of dividend reinvestment and the effect of employee benefit and stock plans.

FINANCIAL CONDITION

Working capital was $677.8 million at March 31, 2016, a decrease of $98.0 million from $775.8 million at June 30, 2015. The decrease in working capital was primarily driven by a decrease in inventory of $90.1 million due primarily to lower work in process, raw materials and finished goods as a result of our focus on working capital management and a decrease in accounts receivable of $79.5 million due to lower sales volume. Partially offsetting these items were an increase in cash and cash equivalents of $31.1 million; a decrease in other current liabilities of $26.1 million due primarily to lower restructuring liabilities and lower accrued compensation; a decrease in accounts payable of $18.0 million as a result of both lower volumes and our focus on working capital management; and a decrease in accrued expenses of $9.7 million driven by payroll timing and lower accrued vacation pay. Currency exchange effects accounted for $12.1 million of the working capital decrease, and $32.9 million of the decrease in working capital is related to the sale of non-core businesses.

Property, plant and equipment, net decreased $90.3 million from $815.8 million at June 30, 2015 to $725.5 million at March 31, 2016, primarily due to $67.6 million sold as part of sale of non-core businesses, depreciation expense of $73.3 million, unfavorable currency exchange impact of $4.5 million during the current period and disposals of $5.1 million, partially offset by capital expenditures of $83.3 million, which includes $16.4 million change in accounts payable related to purchases of property, plant and equipment.

At March 31, 2016, other assets were $667.1 million, a decrease of $108.0 million from $775.2 million at June 30, 2015. The primary drivers for the decrease were a decrease in goodwill of $115.3 million and a decrease in other intangible assets of $74.0 million. The change in goodwill was due to a goodwill impairment charge of $105.7 million in the Infrastructure segment, $7.5 million of goodwill written off as part of the sale of non-core businesses and $2.0 million of unfavorable currency exchange. The change in other intangible assets was due primarily to $52.7 million intangibles sold as part of the sale of non-core businesses, amortization expense of $16.3 million and unfavorable currency exchange effects of $0.7 million. These decreases were partially offset by $51.7 million increase in deferred income taxes.

Long-term debt and capital leases decreased by $36.1 million to $699.8 million at March 31, 2016 from $735.9 million at June 30, 2015. This change was driven primarily by the $42.8 million decrease of borrowings outstanding on the revolver.

Kennametal Shareholders' equity was $1,144.2 million at March 31, 2016, a decrease of $201.6 million from $1,345.8 million at June 30, 2015. The decrease was primarily due to net loss attributable to Kennametal of $159.5 million, unfavorable currency exchange of $5.7 million and cash dividends paid to Shareholders of $47.8 million, partially offset by capital stock issued under employee benefit and stock plans of $11.2 million.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At March 31, 2016 and June 30, 2015, the balances of these reserves were $12.5 million and $12.6 million, respectively. These reserves represent anticipated costs associated with the remediation of these issues.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at March 31, 2016 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2016	—	$—	—	10,100,100
February 1 through February 29, 2016	3,198	19.89	—	10,100,100
March 1 through March 31, 2016	835	20.87	—	10,100,100
Total	4,033	$20.09	—

(1)
During the current period, 3,198 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 835 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.

(2)	On July 25, 2013, the Company publicly announced an amended repurchase program for up to 17 million shares of its outstanding capital stock.

UNREGISTERED SALES OF EQUITY SECURITIES
None.

ITEM 6. EXHIBITS

(10)	Material Contracts
(10.1)
Fourth Amended and Restated Credit Agreement dated as of April 15, 2016 among Kennametal Inc. and Kennametal Europe GmbH (the “Borrowers”), the several banks and other financial institutions or entities from time to time parties to the Agreement (“Lenders”), Bank of America, N.A., London Branch (as Euro Swingline Lender), PNC Bank, National Association and JPMorgan Chase Bank, N.A. (as Co-Syndication Agents), Citizens Bank of Pennsylvania, The Bank of Tokyo-Mitsubishi UFJ Trust Company and Mizuho Bank, Ltd. (as Co-Documentation Agents), Bank of America, N.A. (as the Administrative Agent)
Exhibit 10.1 of the Form 8-K filed April 19, 2016 (File No 001-05318) is incorporated herein by reference.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31.1)	Certification executed by Ronald M. De Feo, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.
(31.2)	Certification executed by Jan Kees van Gaalen, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.
(32)	Section 1350 Certifications
(32.1)
Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Ronald M. De Feo, President and Chief Executive Officer of Kennametal Inc., and Jan Kees van Gaalen, Vice President and Chief Financial Officer of Kennametal Inc.
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

KENNAMETAL INC.

Date:	May 6, 2016	By:	/s/ Martha Fusco
Martha Fusco Vice President Finance and Corporate Controller