Form 10-Q
period 2016-09-30
KENNAMETAL INC
filed 2016-11-07
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at October 31, 2016
Capital Stock, par value $1.25 per share	79,933,935

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2016	2015
Sales	$477,140	$555,354
Cost of goods sold	333,610	404,130
Gross profit	143,530	151,224
Operating expense	119,865	129,243
Restructuring charges (Note 7)	28,605	9,120
Amortization of intangibles	4,271	6,247
Operating (loss) income	(9,211)	6,614
Interest expense	6,993	6,979
Other expense, net	118	1,087
Loss before income taxes	(16,322)	(1,452)
Provision for income taxes	4,879	4,252
Net loss	(21,201)	(5,704)
Less: Net income attributable to noncontrolling interests	455	522
Net loss attributable to Kennametal	$(21,656)	$(6,226)
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic loss per share	$(0.27)	$(0.08)
Diluted loss per share	$(0.27)	$(0.08)
Dividends per share	$0.20	$0.20
Basic weighted average shares outstanding	80,054	79,728
Diluted weighted average shares outstanding	80,054	79,728

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2016	2015
Net loss	$(21,201)	$(5,704)
Other comprehensive loss, net of tax
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges	(126)	525
Reclassification of unrealized loss (gain) on expired derivatives designated and qualified as cash flow hedges	387	(1,766)
Unrecognized net pension and other postretirement benefit gain	630	999
Reclassification of net pension and other postretirement benefit loss	1,834	1,219
Foreign currency translation adjustments	1,164	(18,849)
Total other comprehensive income (loss), net of tax	3,889	(17,872)
Total comprehensive loss	(17,312)	(23,576)
Less: comprehensive income (loss) attributable to noncontrolling interests	870	(17)
Comprehensive loss attributable to Kennametal Shareholders	$(18,182)	$(23,559)
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	September 30, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$119,411	$161,579
Accounts receivable, less allowance for doubtful accounts of $12,743 and $12,724, respectively	348,470	370,916
Inventories (Note 10)	459,296	458,830
Deferred income taxes (Note 3)	—	26,713
Other current assets	64,660	57,303
Total current assets	991,837	1,075,341
Property, plant and equipment:
Land and buildings	356,765	353,789
Machinery and equipment	1,533,220	1,511,462
Less accumulated depreciation	(1,154,537)	(1,134,611)
Property, plant and equipment, net	735,448	730,640
Other assets:
Investments in affiliated companies	2	2
Goodwill (Note 17)	298,718	298,487
Other intangible assets, less accumulated amortization of $117,186 and $114,093, respectively (Note 17)	202,871	207,208
Deferred income taxes (Note 3)	35,862	14,459
Other	42,695	36,646
Total other assets	580,148	556,802
Total assets	$2,307,433	$2,362,783
LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases	$374	$732
Notes payable to banks	1,007	1,163
Accounts payable	176,004	182,039
Accrued income taxes	17,504	16,602
Accrued expenses	61,237	74,470
Other current liabilities	146,448	152,269
Total current liabilities	402,574	427,275
Long-term debt and capital leases, less current maturities (Notes 3 and 11)	694,027	693,548
Deferred income taxes	13,280	17,126
Accrued pension and postretirement benefits	200,998	201,473
Accrued income taxes	2,342	3,100
Other liabilities	24,804	24,460
Total liabilities	1,338,025	1,366,982
EQUITY (Note 15)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 79,927 and 79,694 shares issued, respectively	99,908	99,618
Additional paid-in capital	443,226	436,617
Retained earnings	742,961	780,597
Accumulated other comprehensive loss	(349,035)	(352,509)
Total Kennametal Shareholders’ Equity	937,060	964,323
Noncontrolling interests	32,348	31,478
Total equity	969,408	995,801
Total liabilities and equity	$2,307,433	$2,362,783
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2016	2015
OPERATING ACTIVITIES
Net loss	$(21,201)	$(5,704)
Adjustments for non-cash items:
Depreciation	23,167	25,312
Amortization	4,271	6,247
Stock-based compensation expense	9,088	7,016
Restructuring charges (Note 7)	(77)	3,049
Deferred income tax provision	456	14,381
Other	(1,312)	7,141
Changes in certain assets and liabilities:
Accounts receivable	23,111	35,481
Inventories	838	20,288
Accounts payable and accrued liabilities	(3,836)	(27,813)
Accrued income taxes	(521)	(28,597)
Accrued pension and postretirement benefits	(5,644)	(11,416)
Other	(6,480)	(6,678)
Net cash flow provided by operating activities	21,860	38,707
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(42,264)	(37,217)
Disposals of property, plant and equipment	1,138	1,933
Other	159	(72)
Net cash flow used for investing activities	(40,967)	(35,356)
FINANCING ACTIVITIES
Net (decrease) increase in notes payable	(128)	386
Net increase in short-term revolving and other lines of credit	—	9,600
Term debt borrowings	—	16,618
Term debt repayments	(244)	(27,337)
Purchase of capital stock	(63)	(80)
Dividend reinvestment and the effect of employee benefit and stock plans	(433)	401
Cash dividends paid to Shareholders	(15,980)	(15,915)
Other	(6,576)	4,075
Net cash flow used for financing activities	(23,424)	(12,252)
Effect of exchange rate changes on cash and cash equivalents	363	606
CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(42,168)	(8,295)
Cash and cash equivalents, beginning of period	161,579	105,494
Cash and cash equivalents, end of period	$119,411	$97,199
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
A key attribute of the new structure is the establishment of the WIDIA operating segment. In order to better leverage the opportunities that lie in this business, in addition to being more agile and competitive in the marketplace, we are placing higher levels of focus, determination and leadership in the business. The Industrial and WIDIA segments in 2017 were formed from the 2016 Industrial segment. We now have three global reportable operating segments: Industrial, WIDIA, and Infrastructure.

2.BASIS OF PRESENTATION

The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with our 2016 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2016 was derived from the audited balance sheet included in our 2016 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the three months ended September 30, 2016 and 2015 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2017 is to the fiscal year ending June 30, 2017. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

3.NEW ACCOUNTING STANDARDS
Adopted
In November 2015, the Financial Accounting Standards Board (FASB) issued guidance on balance sheet classification of deferred taxes. The amendments in this guidance require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position, in comparison to the previous practice of separating deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet. We adopted this guidance July 1, 2016 on a prospective basis. Therefore, prior period balance sheets were not retrospectively adjusted. Current deferred tax assets of $26.7 million and current deferred tax liabilities of $0.6 million are reported in the June 30, 2016 balance sheet.
In April 2015, the FASB issued guidance on the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance was effective for Kennametal beginning July 1, 2016 and was retrospectively applied to all periods presented. Debt issuance costs of $5.7 million and $6.0 million are reported as direct reductions of the carrying amounts of debt liabilities in the balance sheet as of September 30, and June 30, 2016, respectively.
In April 2015, the FASB issued guidance on accounting for fees paid in a cloud computing arrangement. The amendments in this update provide guidance to customers about treatment of costs as either capitalized and amortized as an intangible asset or expensed as incurred as a service contract. The amendments provide clarification that costs in arrangements that include software license should be capitalized and amortized, and costs in arrangements that do not include a software license should be expensed as incurred. This standard was effective for Kennametal beginning July 1, 2016 and was applied prospectively. The adoption of this guidance did not have a material impact on our condensed consolidated financial position, results of operations and cash flows.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Issued
In August 2016, the FASB issued guidance on classification of certain cash receipts and cash payments in the statement of cash flow. The guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This guidance is effective for Kennametal beginning July 1, 2018. We are in the process of assessing the impact the adoption of this guidance will have on our condensed consolidated financial statements.

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
(in thousands)	2016	2015
Cash paid during the period for:
Interest	$6,935	$6,832
Income taxes	4,943	19,838
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	15,404	16,400

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
Level 3: Inputs that are unobservable.
As of September 30, 2016, the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$394	$—	$394
Total assets at fair value	$—	$394	$—	$394

Liabilities:
Derivatives (1)	$—	$518	$—	$518
Total liabilities at fair value	$—	$518	$—	$518

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2016, the fair value of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

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

There have been no changes in classification and transfers between levels in the fair value hierarchy in the current period. The fair value of contingent consideration payable that was classified as Level 3 at June 30, 2016 related to our probability assessments of expected future milestone targets, primarily associated with product delivery, related to a previous acquisition. During the the three months ended September 30, 2016, the Company paid the remaining $6.6 million in conjunction with achieved milestone targets. The contingent consideration was recorded in other current liabilities in our condensed consolidated balance sheet at June 30, 2016. No other changes in the expected outcome have occurred during the three months ended September 30, 2016.

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
The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheet are as follows:

(in thousands)	September 30, 2016	June 30, 2016
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$239	$323
Other current liabilities - range forward contracts	(5)	—
Other assets - range forward contracts	35	—
Total derivatives designated as hedging instruments	269	323
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	120	11
Other current liabilities - currency forward contracts	(513)	(763)
Total derivatives not designated as hedging instruments	(393)	(752)
Total derivatives	$(124)	$(429)

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

	Three Months Ended September 30,
(in thousands)	2016	2015
Other expense, net - currency forward contracts	$(318)	$(17)

CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive loss and are recognized as a component of other expense, net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at September 30, 2016 and June 30, 2016, was $71.5 million and $53.3 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at September 30, 2016, we expect to recognize into earnings in the next 12 months an immaterial amount of income on outstanding derivatives.
The following represents gains and losses related to cash flow hedges:

	Three Months Ended September 30,
(in thousands)	2016	2015
(Losses) gains recognized in other comprehensive loss, net	$(125)	$516
Losses (gains) reclassified from accumulated other comprehensive loss into other expense, net	$386	$(1,458)
No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the three months ended September 30, 2016 and 2015.

7.	RESTRUCTURING AND RELATED CHARGES
We are implementing restructuring actions to streamline the Company's cost structure. These initiatives are expected to improve the alignment of our cost structure with the current operating environment through headcount reductions; rationalization and consolidation of certain manufacturing facilities; enhancement of operational efficiencies through an enterprise-wide cost reduction program; and other employment and cost reduction programs. These restructuring actions are expected to be completed by December of fiscal 2019 and are anticipated to be mostly cash expenditures.
The total pre-tax charges for these programs are expected to be in the range of $155 million to $175 million, which is expected to be approximately 60 percent Industrial, 5 percent WIDIA, 30 percent Infrastructure and 5 percent Corporate. Total restructuring and related charges since inception of $102.8 million have been recorded for these programs through September 30, 2016: $54.3 million in Industrial, $33.0 million in Infrastructure, $8.6 million in WIDIA and $6.9 million in Corporate.
We have recorded restructuring and related charges of $31.7 million and $15.1 million for the three months ended September 30, 2016 and 2015, respectively. Of these amounts, restructuring charges totaled $28.6 million and $9.1 million, respectively. During the three months ended September 30, 2016, an immaterial amount of restructuring charges was related to inventory disposals and were recorded in cost of goods sold. Restructuring-related charges of $2.0 million and $1.6 million were recorded in cost of goods sold and $1.1 million and $4.4 million in operating expense for the three months ended September 30, 2016 and 2015, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The restructuring accrual is recorded in other current liabilities in our condensed consolidated balance sheet and the amount attributable to each segment is as follows:

(in thousands)	June 30, 2016	Expense	Asset Write-Down	Translation	Cash Expenditures	September 30, 2016
Industrial
Severance	$8,180	$16,994	$—	$36	$(10,904)	$14,306
Facilities	—	105	(105)	—	—	—
Other	809	(78)	—	(3)	(355)	373
Total Industrial	$8,989	$17,021	$(105)	$33	$(11,259)	$14,679

WIDIA
Severance	$909	$2,880	$—	$6	$(1,848)	$1,947
Facilities	—	9	(9)	—	—	—
Other	90	(13)	—	—	(60)	17
Total WIDIA	999	2,876	(9)	6	(1,908)	1,964

Infrastructure
Severance	$5,301	$8,929	$—	$19	$(5,729)	$8,520
Facilities	33	(191)	191	—	—	33
Other	381	(41)	—	(1)	(187)	152
Total Infrastructure	$5,715	$8,697	$191	$18	$(5,916)	$8,705
Total	$15,703	$28,594	$77	$57	$(19,083)	$25,348

8.	STOCK-BASED COMPENSATION
Stock Options
There were no grants made during the three months ended September 30, 2016.
The assumptions used in our Black-Scholes valuation related to grants made during the three months ended September 30, 2015 were as follows:

Risk-free interest rate	1.4%
Expected life (years) (2)	4.5
Expected volatility (3)	31.0%
Expected dividend yield	2.0%
(2) Expected life is derived from historical experience.
(3) Expected volatility is based on the implied historical volatility of our stock.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in our stock options for the three months ended September 30, 2016 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2016	2,547,809	$33.72
Granted	—	—
Exercised	(8,359)	22.83
Lapsed or forfeited	(90,230)	28.36
Options outstanding, September 30, 2016	2,449,220	$33.95	4.6	$3,431
Options vested and expected to vest, September 30, 2016	2,413,580	$34.02	4.6	$3,348
Options exercisable, September 30, 2016	1,826,158	$35.84	3.2	$1,245
During the three months ended September 30, 2016 and 2015, compensation expense related to stock options was $0.5 million and $1.3 million, respectively. As of September 30, 2016, the total unrecognized compensation cost related to options outstanding was $2.0 million and is expected to be recognized over a weighted average period of 1.8 years.
Weighted average fair value of options granted during the three months ended September 30, 2015 was $7.17 per option. Fair value of options vested during the three months ended September 30, 2016 and 2015 was $2.6 million and $1.9 million, respectively.
Tax benefits relating to excess stock-based compensation deductions are presented in the condensed consolidated statements of cash flow as financing cash inflows. There were no tax benefits resulting from stock-based compensation deductions for the three months ended September 30, 2016. Tax benefits resulting from stock-based compensation deductions were less than amounts reported for financial reporting purposes by $1.4 million for the three months ended September 30, 2015.
The amount of cash received from the exercise of capital stock options was immaterial during the three months ended September 30, 2016 and 2015. There was no related tax benefit for the three months ended September 30, 2016, and the related tax benefit was immaterial for the three months ended September 30, 2015. The total intrinsic value of options exercised was immaterial during the three months ended September 30, 2016 and 2015.
Under the provisions of the Kennametal Inc. Stock and Incentive Plan of 2010 as amended and restated on October 22, 2013 and as further amended January 27, 2015, plan participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during both the three months ended September 30, 2016 and 2015 was immaterial.

Restricted Stock Units – Time Vesting and Performance Vesting
Performance vesting restricted stock units are earned pro rata each year if certain performance goals are met over a three-year period and are also subject to a service condition that requires the individual to be employed by the Company at the vesting date after the three-year performance period, with the exception of retirement eligible grantees, who upon retirement are entitled to vest in any units that have been earned, including a prorated portion in the partially completed fiscal year in which the retirement occurs. Time vesting stock units are valued at the market value of the stock on the grant date. Performance vesting stock units with a market condition are valued using a Monte Carlo model.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in our time vesting and performance vesting restricted stock units for the three months ended September 30, 2016 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested performance vesting and time vesting restricted stock units, June 30, 2016	115,467	$36.96	1,014,744	$31.97
Granted	235,241	26.35	582,219	24.98
Vested	(16,084)	45.24	(276,114)	36.76
Performance metric not achieved	(35,980)	26.35	—	—
Forfeited	—	—	(27,830)	28.46
Unvested performance vesting and time vesting restricted stock units, September 30, 2016	298,644	$28.13	1,293,019	$27.87
During the three months ended September 30, 2016 and 2015, compensation expense related to time vesting and performance vesting restricted stock units was $8.3 million and $5.7 million, respectively. As of September 30, 2016, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $24.2 million and is expected to be recognized over a weighted average period of 2.3 years.

9.	BENEFIT PLANS
We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to some U.S. employees.
The table below summarizes the components of net periodic pension income:

	Three Months Ended September 30,
(in thousands)	2016	2015
Service cost	$733	$1,163
Interest cost	7,809	9,485
Expected return on plan assets	(14,757)	(14,709)
Amortization of transition obligation	23	21
Amortization of prior service credit	(113)	(104)
Recognition of actuarial losses	2,112	1,833
Special termination benefit charge	—	54
Net periodic pension income	$(4,193)	$(2,257)

The special termination benefit charge of $0.1 million during the three months ended September 30, 2015 is the result of lump sum payments to several terminated Executive Retirement Plan participants.
The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended September 30,
(in thousands)	2016	2015
Interest cost	$168	$210
Amortization of prior service credit	(6)	(6)
Recognition of actuarial loss	89	81
Net periodic other postretirement benefit cost	$251	$285

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 45 percent and 44 percent of total inventories at September 30, 2016 and June 30, 2016, respectively. Since inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

(in thousands)	September 30, 2016	June 30, 2016
Finished goods	$290,530	$284,054
Work in process and powder blends	153,944	166,274
Raw materials	72,623	68,472
Inventories at current cost	517,097	518,800
Less: LIFO valuation	(57,801)	(59,970)
Total inventories	$459,296	$458,830

11.	LONG-TERM DEBT
The five-year, multi-currency, revolving credit facility, as amended and restated in April 2016 (Credit Agreement) permits revolving credit loans of up to $600 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of September 30, 2016. We had no borrowings outstanding under the Credit Agreement as of September 30, 2016 and June 30, 2016. Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries. The Credit Agreement matures in April 2021.
Fixed rate debt had a fair market value of $709.0 million and $704.0 million at September 30, 2016 and June 30, 2016, respectively. The Level 2 fair value is determined based on the quoted market price of this debt as of September 30, 2016 and June 30, 2016, respectively.

12.ENVIRONMENTAL MATTERS
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At September 30, 2016 and June 30, 2016, the balances of these reserves were $12.5 million. These reserves represent anticipated costs associated with the remediation of these issues.
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
The effective income tax rates for the three months ended September 30, 2016 and 2015 were 29.9 percent (provision on a loss) and 292.8 percent (provision on a loss), respectively. The change was primarily driven by a discrete tax charge in the prior year quarter for the sale of non-core businesses and a loss in the U.S. in the current quarter for which we could not record a tax benefit due to a full valuation allowance on our U.S deferred tax assets as of the fourth quarter of fiscal 2016.

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

For the three months ended September 30, 2016 and 2015, the effects of unexercised capital stock options and unvested restricted stock units were anti-dilutive as a result of net losses in the periods and therefore have been excluded from diluted shares outstanding as well as from the diluted earnings per share calculation.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests as of September 30, 2016 and 2015 is as follows:

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2016	$99,618	$436,617	$780,597	$(352,509)	$31,478	$995,801
Net (loss) income	—	—	(21,656)	—	455	(21,201)
Other comprehensive income	—	—	—	3,474	415	3,889
Dividend reinvestment	3	60	—	—	—	63
Capital stock issued under employee benefit and stock plans	290	6,609	—	—	—	6,899
Purchase of capital stock	(3)	(60)	—	—	—	(63)
Cash dividends paid	—	—	(15,980)	—	—	(15,980)
Balance as of September 30, 2016	$99,908	$443,226	$742,961	$(349,035)	$32,348	$969,408

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2015	$99,219	$419,829	$1,070,282	$(243,523)	$29,628	$1,375,435
Net (loss) income	—	—	(6,226)	—	522	(5,704)
Other comprehensive loss	—	—	—	(17,333)	(539)	(17,872)
Dividend reinvestment	4	76	—	—	—	80
Capital stock issued under employee benefit and stock plans	289	2,856	—	—	—	3,145
Purchase of capital stock	(4)	(76)	—	—	—	(80)
Cash dividends paid	—	—	(15,915)	—	—	(15,915)
Balance as of September 30, 2015	$99,508	$422,685	$1,048,141	$(260,856)	$29,611	$1,339,089

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of, and changes in, AOCL were as follows, net of tax, for the three months ended September 30, 2016 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2016	$(212,163)	$(131,212)	$(9,134)	$(352,509)
Other comprehensive income (loss) before reclassifications	630	749	(126)	1,253
Amounts reclassified from AOCL	1,834	—	387	2,221
Net current period other comprehensive income	2,464	749	261	3,474
AOCL, September 30, 2016	$(209,699)	$(130,463)	$(8,873)	$(349,035)

Attributable to noncontrolling interests:
Balance, June 30, 2016	$—	$(3,446)	$—	$(3,446)
Other comprehensive income before reclassifications	—	415	—	415
Net current period other comprehensive income	—	415	—	415
AOCL, September 30, 2016	$—	$(3,031)	$—	$(3,031)

The components of, and changes in, AOCL were as follows, net of tax, for the three months ended September 30, 2015 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2015	$(138,793)	$(97,309)	$(7,421)	$(243,523)
Other comprehensive income (loss) before reclassifications	999	(18,310)	525	(16,786)
Amounts reclassified from AOCL	1,219	—	(1,766)	(547)
Net current period other comprehensive income (loss)	2,218	(18,310)	(1,241)	(17,333)
AOCL, September 30, 2015	$(136,575)	$(115,619)	$(8,662)	$(260,856)

Attributable to noncontrolling interests:
Balance, June, 2015	$—	$(2,258)	$—	$(2,258)
Other comprehensive loss before reclassifications	—	(539)	—	(539)
Net current period other comprehensive loss	—	(539)	—	(539)
AOCL, September 30, 2015	$—	$(2,797)	$—	$(2,797)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications out of AOCL for the three months ended September 30, 2016 and 2015 consisted of the following (in thousands):

	Three Months Ended September 30,
Details about AOCL components	2016	2015	Affected line item in the Income Statement
Gains and losses on cash flow hedges:
Forward starting interest rate swaps	$545	$525	Interest expense
Currency exchange contracts	(158)	(3,373)	Other expense, net
Total before tax	387	(2,848)
Tax expense	—	1,082	Provision for income taxes
Net of tax	$387	$(1,766)

Postretirement benefit plans:
Amortization of transition obligations	$23	$21	See note 9 for further details
Amortization of prior service credit	(119)	(110)	See note 9 for further details
Recognition of actuarial losses	2,201	1,914	See note 9 for further details
Total before tax	2,105	1,825
Tax benefit	(271)	(606)	Provision for income taxes
Net of tax	$1,834	$1,219

The amount of income tax allocated to each component of other comprehensive income (loss) for the three months ended September 30, 2016 and 2015:

		2016			2015
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges	$(126)	$—	$(126)	$847	$(322)	$525
Reclassification of unrealized loss (gain) on expired derivatives designated and qualified as cash flow hedges	387	—	387	(2,848)	1,082	(1,766)
Unrecognized net pension and other postretirement benefit gain	716	(86)	630	1,267	(268)	999
Reclassification of net pension and other postretirement benefit loss	2,105	(271)	1,834	1,825	(606)	1,219
Foreign currency translation adjustments	1,164	—	1,164	(18,905)	56	(18,849)
Other comprehensive income (loss)	$4,246	$(357)	$3,889	$(17,814)	$(58)	$(17,872)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.	GOODWILL AND OTHER INTANGIBLE ASSETS
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
During the three months ended September 30, 2016, we reorganized our operating structure in a manner that changed the composition of our reporting units. The Industrial and WIDIA reporting units in fiscal 2017 were formed from the fiscal 2016 Industrial reporting unit. In connection with this reporting unit realignment, during the three months ended September 30, 2016 we updated our goodwill impairment assessment based on a quantitative analysis. We evaluated the goodwill of our reporting units immediately prior to and after the realignment and concluded in both cases that there was no impairment. We allocated our goodwill from the former Industrial segment to the current Industrial and WIDIA segments using a relative fair value approach. The restated Industrial reporting unit passed the goodwill impairment test with fair value substantially exceeded the carrying value. The new WIDIA reporting unit's fair value approximates its carrying value.
See Note 18 for further discussion regarding the Company's segments.
We are currently exploring strategic alternatives for one of our non-core Infrastructure businesses. The estimated net book value of the business is approximately $30 million as of September 30, 2016. As the strategic direction has not yet been determined for this business, the Company cannot determine if additional impairment charges will be incurred.
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Industrial	WIDIA	Infrastructure	Total
Gross goodwill	$408,705	$40,624	$633,211	$1,082,540
Accumulated impairment losses	(137,204)	(13,638)	(633,211)	(784,053)
Balance as of June 30, 2016	$271,501	$26,986	$—	$298,487

Activity for the three months ended September 30, 2016:
Change in gross goodwill due to translation	210	21	—	231

Gross goodwill	408,915	40,645	633,211	1,082,771
Accumulated impairment losses	(137,204)	(13,638)	(633,211)	(784,053)
Balance as of September 30, 2016	$271,711	$27,007	$—	$298,718

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	September 30, 2016		June 30, 2016
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract-based	3 to 15	$7,063	$(6,948)	$7,152	$(6,886)
Technology-based and other	4 to 20	46,506	(27,253)	47,323	(27,011)
Customer-related	10 to 21	205,377	(70,120)	205,471	(66,938)
Unpatented technology	10 to 30	31,820	(4,867)	31,837	(4,614)
Trademarks	5 to 20	12,357	(7,998)	12,668	(8,644)
Trademarks	Indefinite	16,934	—	16,850	—
Total		$320,057	$(117,186)	$321,301	$(114,093)
During the three months ended September 30, 2016 and 2015, we recorded amortization expense of $4.3 million and $6.2 million, respectively, related to our other intangible assets.

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
The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities, the manner in which we organize segments for making operating decisions and assessing performance and the availability of separate financial results. We do not allocate certain corporate expenses related to executive retirement plans, the Company’s Board of Directors and strategic initiatives, as well as certain other costs and report them in Corporate. None of our three reportable operating segments represent the aggregation of two or more operating segments.
The Industrial segment generally serves customers that operate in industrial end markets such as transportation, general engineering and aerospace and defense, delivering high performance metalworking tools for specified purposes. The customers in these end markets manufacture engines, airframes, automobiles, trucks, ships and various types of industrial equipment. The technology and customization requirements for customers we serve vary by customer, application and industry. The value we deliver to our Industrial segment customers centers on our application expertise and our diverse offering of products and services, with products delivered through a diverse base including direct and indirect channels.
The WIDIA segment generally serves customers that operate in industrial end markets, primarily in general engineering, delivering high performance metalworking tools for general purposes. Whereas the Industrial segment's core is in application expertise and specific customer needs, WIDIA offers a competitive alternative for general metal cutting solutions across a broader platform for application, with products delivered primarily through indirect channels.
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our sales and operating income (loss) by segment are as follows:

	Three Months Ended September 30,
(in thousands)	2016	2015
Sales:
Industrial (4)	$269,043	$270,191
WIDIA (4)	41,015	43,142
Infrastructure	167,082	242,021
Total sales	$477,140	$555,354
Operating (loss) income:
Industrial (4)	$5,556	$21,459
WIDIA (4)	(5,756)	(1,709)
Infrastructure	(7,587)	(8,428)
Corporate	(1,424)	(4,708)
Total operating (loss) income	(9,211)	6,614
Interest expense	6,993	6,979
Other expense, net	118	1,087
Loss from continuing operations before income taxes	$(16,322)	$(1,452)
Total assets by segment are as follows:

(in thousands)	September 30, 2016	June 30, 2016
Industrial (4)	$1,086,170	$1,019,887
WIDIA (4)	193,576	195,339
Infrastructure	764,546	849,447
Corporate	263,141	298,110
Total assets	$2,307,433	$2,362,783
(4) Amounts for the three months ended September 30, 2015 and as of June 30, 2016 have been restated to reflect the change in reportable operating segments.

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
Our sales of $477.1 million for the quarter ended September 30, 2016 decreased 14 percent compared to sales for the quarter ended September 30, 2015. Sales were in line with expectations. The Industrial segment grew organically for the first time since December of fiscal 2015. Infrastructure comparables, while still difficult, are expected to get easier going forward. Although the WIDIA segment requires improvement, we are focused on re-establishing and growing the WIDIA brand across the globe.
Operating loss was $9.2 million, compared to operating income of $6.6 million in the prior year quarter. Year-over-year comparative operating results reflect incremental restructuring and related charges, the negative impacts of unfavorable mix in all segments, organic sales decline and higher employment-related costs, offset by the positive effects of lower raw material costs, incremental restructuring benefits and slightly better productivity. Our cost reduction initiatives are mitigating challenging end market conditions. We have identified 75 percent of the targeted employment reduction of 1,000, corresponding to approximately 65 percent of the estimated annualized savings associated with this initiative.
The permanent savings that we are realizing from restructuring are the result of programs that we have undertaken over the past 21 months. Pre-tax benefits from these restructuring actions were approximately $18 million in the current quarter, of which approximately $9 million were incremental to the same quarter one year ago. Refer to the Results of Continuing Operations section of Item 2 for further discussion and analysis of our restructuring programs.
We reported current quarter loss per diluted share of $0.27, which includes $0.38 per share of restructuring and related charges. Loss per diluted share of $0.08 in the prior year quarter included $0.14 per share of restructuring and related charges and $0.08 per share of divestiture-related charges. Overall results were mostly in-line with our expectations, with the exception of the tax rate variation driven primarily by jurisdictional mix and statutory profitability by geography.
We generated cash flow from operating activities of $21.9 million and $38.7 million during the three months ended September 30, 2016 and 2015, respectively. The decrease is due primarily to lower cash earnings and comparatively lower reductions in primary working capital, partially offset by lower payments for taxes and pensions. Capital expenditures were $42.3 million and $37.2 million during the three months ended September 30, 2016 and 2015, respectively.
We invested further in technology and innovation to continue meeting our customers' needs. Research and development expenses included in operating expense totaled $10.3 million and $10.0 million for the three months ended September 30, 2016, and 2015 respectively.
The following narrative provides further discussion and analysis of our results of operations, liquidity and capital resources, as well as other pertinent matters.

NEW OPERATING STRUCTURE IMPLEMENTED IN FISCAL 2017

In order to take advantage of the growth opportunities of our WIDIA brand, we implemented a new operating structure in 2017.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

A key attribute of the new structure is the establishment of the WIDIA operating segment. In order to better leverage the opportunities that lie in this business, in addition to being more agile and competitive in the marketplace, we are placing higher levels of focus, determination and leadership in the business. Industrial and WIDIA in 2017 were formed from the 2016 Industrial segment. We now have three reportable operating segments going forward: Industrial, WIDIA and Infrastructure.
In connection with this change, we updated our goodwill impairment assessment based on a quantitative analysis during the three months ended September 30, 2016. We evaluated the goodwill of our reporting units immediately prior to and after the realignment and concluded in both cases that there was no impairment. We allocated our goodwill from the former Industrial segment to the current Industrial and WIDIA segments using a relative fair value approach. The restated Industrial reporting unit passed the goodwill impairment test with fair value substantially exceeded the carrying value. The new WIDIA reporting unit's fair value approximates its carrying value. The amount of goodwill allocated to the WIDIA reporting unit is $27.0 million.
We completed Step 1 of the WIDIA goodwill impairment test using both an income approach and a market approach.  The discounted cash flow method was used to measure the fair value of our equity under the income approach. A terminal value utilizing a constant growth rate of cash flows was used to calculate a terminal value after the explicit projection period. The estimates and assumptions used in our calculations include revenue growth rates, expense growth rates, expected capital expenditures to determine projected cash flows, expected tax rates and an estimated discount rate to determine present value of expected cash flows. These estimates are based on historical experiences, our projections of future operating activity and our weighted average cost of capital ("WACC"). The discount rate used was 14.5 percent. In order to determine the discount rate, the Company uses a market perspective WACC approach. The WACC is calculated incorporating weighted average returns on debt and equity from market participants. Therefore, changes in the market, which are beyond the control of the Company, may have an impact on future calculations of estimated fair value. Management forecasts were used for the years ending June 30, 2017-2021, with a residual period growth rate of 3.0 percent. The tax rate used was 25.0 percent. Under the market approach, we estimate the fair value based on market multiples of revenue and earnings of comparable publicly traded companies and comparable transactions of similar companies.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the goodwill and indefinite-lived intangible impairment test will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as: (i) a decrease in expected future cash flows, specifically, a decrease in sales volume driven by a prolonged weakness in consumer demand or other competitive pressures adversely affecting our long term volume trends, unfavorable working capital changes and an inability to successfully achieve our cost savings targets; (ii) inability to achieve all of the anticipated benefits from restructuring actions assumed; (iii) an economic recovery that significantly differs from our assumptions in timing and/or degree; (iv) volatility in the equity and debt markets or other country specific factors which could result in a higher discount rate; and (v) sensitivity to market transaction multiples.

RESULTS OF CONTINUING OPERATIONS

SALES
Sales for the three months ended September 30, 2016 were $477.1 million, a decrease of $78.2 million or 14 percent, from $555.4 million in the prior year quarter. The decrease in sales was driven by 9 percent decline from divestiture, organic decline of 3 percent and unfavorable currency exchange of 2 percent. Excluding the impact of currency exchange and divestiture, sales decreased by approximately 21 percent in earthworks and 8 percent in energy, offset by a 4 percent increase in aerospace and defense and 1 percent increases in both general engineering and transportation. On a regional basis excluding the impact of currency exchange and divestiture, sales decreased 7 percent in the Americas and 2 percent in Europe, offset by a 2 percent increase in Asia.

GROSS PROFIT
Gross profit for the three months ended September 30, 2016 was $143.5 million, a decrease of $7.7 million from $151.2 million in the prior year quarter. The decrease was primarily due to unfavorable business mix, organic sales decline, divestiture impact of $7.7 million and unfavorable currency exchange of $2.6 million, partially offset by lower raw material costs, incremental restructuring benefits of $4.0 million, and slightly better productivity. The gross profit margin for the three months ended September 30, 2016 was 30.1 percent, as compared to 27.2 percent generated in the prior year quarter.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSE
Operating expense for the three months ended September 30, 2016 decreased $9.4 million or 7.3 percent to $119.9 million as compared to $129.2 million in the prior year quarter. The decrease was primarily due to divestiture impact of $6.3 million, incremental restructuring benefits of $5.7 million, $3.3 million less in restructuring-related charges and favorable foreign currency exchange impacts of $1.6 million, offset partially by $5.9 million higher employment-related costs.

RESTRUCTURING AND RELATED CHARGES
We have recorded restructuring and related charges of $31.7 million and $15.1 million for the three months ended September 30, 2016 and 2015, respectively. Of these amounts, restructuring charges totaled $28.6 million and $9.1 million, respectively. During the three months ended September 30, 2016, an immaterial amount of restructuring charges was related to inventory disposals and were recorded in cost of goods sold. Restructuring-related charges of $2.0 million and $1.6 million were recorded in cost of goods sold and $1.1 million and $4.4 million in operating expense for the three months ended September 30, 2016 and 2015, respectively.
Total restructuring and related charges since the inception of our restructuring plans through September 30, 2016 were $102.8 million. See Note 7 in our condensed consolidated financial statements set forth in Part I Item 1 of this Quarterly Report on Form 10-Q (Note 7).
We are implementing restructuring actions to streamline the Company's cost structure. These initiatives are expected to improve the alignment of our cost structure with the current operating environment through headcount reductions; rationalization and consolidation of certain manufacturing facilities; enhancement of operational efficiencies through an enterprise-wide cost reduction program; and other employment and cost reduction programs. These restructuring actions are currently anticipated to deliver annual ongoing pre-tax savings of $140 million to $155 million once completed by December of fiscal 2019 and are anticipated to be mostly cash expenditures. The total pre-tax charges for these programs are expected to be in the range of $155 million to $175 million.

INTEREST EXPENSE
Interest expense for the three months ended September 30, 2016 and 2015 was $7.0 million.

OTHER EXPENSE, NET
Other expense, net for the three months ended September 30, 2016, was $0.1 million compared to $1.1 million in the prior year quarter. The year-over-year decrease was primarily due to a loss on the sale of assets in the prior year and transition services related to the divestiture of non-core businesses, partially offset by losses on derivatives and lower interest income.

INCOME TAXES
The effective income tax rates for the three months ended September 30, 2016 and 2015 were 29.9 percent (provision on a loss) and 292.8 percent (provision on loss), respectively. The change was primarily driven by a discrete tax charge in the prior year quarter for the sale of non-core businesses and a loss in the U.S. in the current quarter for which we could not record a tax benefit due to a full valuation allowance on our U.S deferred tax assets as of the fourth quarter of fiscal 2016.

BUSINESS SEGMENT REVIEW

We operate three reportable segments consisting of Industrial, WIDIA, and Infrastructure. Expenses that are not allocated are reported in Corporate. Segment determination is based upon the manner in which we organize segments for making operating decisions and assessing performance and the availability of separate financial results.
Amounts for the three months ended September 30, 2015 for Industrial and WIDIA have been restated to reflect the change in reportable operating segments.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INDUSTRIAL

	Three Months Ended September 30,
(in thousands)	2016	2015
Sales	$269,043	$270,191
Operating income	5,556	21,459
For the three months ended September 30, 2016, Industrial sales remained flat, reflecting organic growth of 3 percent, offset by unfavorable currency exchange of 2 percent and divestiture impact of 1 percent. Excluding the impact of currency exchange and divestiture, sales increased approximately 6 percent in aerospace and defense, 5 percent in general engineering, and 1 percent in transportation, offset partially by a decrease of approximately 11 percent in energy. Activity in the aerospace sector remains elevated with sales growing globally. General engineering sales in Americas and Asia have benefited from stability in the indirect channel stock levels, offsetting the general industrial weakness caused by the continued decline in the energy sector. The transportation market was mixed with more projects contributing to higher sales in Asia, partially offset by less favorable conditions in Europe and Americas. On a segment regional basis excluding the impact of divestiture and currency exchange, sales increased 7 percent in Asia and 4 percent in the Americas, offset partially by a decrease of 1 percent in Europe. The sales increase in Asia was primarily driven by the transportation and general engineering end markets and to a lesser extent the aerospace and defense end market, partially offset by a decrease in the energy end market. The sales increase in the Americas was primarily driven by the performance in the general engineering end market and to a lesser extent in the aerospace and defense end market, partially offset by decreases in the energy and transportation end markets. The sales decrease in Europe was primarily driven by the performance in the transportation and energy end markets, offset partially by an increase in the aerospace and defense end market, while general engineering remained flat.
For the three months ended September 30, 2016, Industrial operating income decreased by $15.9 million, driven primarily by $13.3 million more restructuring and related charges, $5.1 million higher employment-related costs and unfavorable mix, partially offset by incremental restructuring benefits of $6.1 million and organic sales growth. Industrial operating margin was 2.1 percent compared with 7.9 percent in the prior year.

WIDIA

	Three Months Ended September 30,
(in thousands)	2016	2015
Sales	$41,015	$43,142
Operating loss	(5,756)	(1,709)
For the three months ended September 30, 2016, the WIDIA segment, selling primarily in the general engineering end market, recorded a sales decrease of 5 percent, due to organic decline of 3 percent, unfavorable currency exchange of 1 percent and an unfavorable business days impact of 1 percent. On a segment regional basis excluding the impact of currency exchange, sales decreased 10 percent in Europe and 5 percent in the Americas, offset partially by an increase of 5 percent in Asia.
For the three months ended September 30, 2016, WIDIA operating loss was $5.8 million compared to operating loss of $1.7 million for the prior year period. Operating loss increased by $4.0 million, driven primarily by organic sales decline, $2.3 million higher restructuring and related charges and unfavorable mix. WIDIA operating loss margin was 14.0 percent compared with 4.0 percent in the prior year.

INFRASTRUCTURE

	Three Months Ended September 30,
(in thousands)	2016	2015
Sales	$167,082	$242,021
Operating loss	(7,587)	(8,428)

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended September 30, 2016, Infrastructure sales decreased by 31 percent, reflecting a 20 percent decline due to divestiture, a 10 percent organic sales decline and a 1 percent unfavorable currency exchange impact. Excluding the impact of currency exchange and divestiture, sales decreased by approximately 22 percent in earthworks, 6 percent in energy and 4 percent in general engineering. Key energy markets, particularly in North America, continued to see contraction in the first quarter, with U.S. rig counts declining over 40 percent year-over-year. In addition, conditions in underground mining in North America declined further, with sales down 36 percent year-over-year. As previously disclosed, this weakness is expected to continue for the foreseeable future. On a segment regional basis excluding the impact of divestiture and currency exchange, sales decreased 16 percent in the Americas, 8 percent in Asia and 3 percent in Europe. The sales decrease in the Americas was driven by decreases in earthworks, energy and general engineering end markets. The sales decrease in Asia was driven primarily by the performance in the earthworks end market, offset partially by an increase in the general engineering end market. The sales decrease in Europe was primarily driven by decreases in energy and general engineering end markets, and to a lesser extent the earthworks end market.
For the three months ended September 30, 2016, Infrastructure operating loss was $7.6 million compared to operating loss of $8.4 million for the prior year period. Operating loss for the current period decreased by $0.8 million, due primarily to lower raw material costs and incremental restructuring program benefits of $4 million, offset partially by lower organic sales, unfavorable mix and $4.3 million more restructuring and related charges. Infrastructure operating loss margin was 4.5 percent compared with 3.5 percent in the prior year.

CORPORATE

	Three Months Ended September 30,
(in thousands)	2016	2015
Corporate unallocated expense	$(1,424)	$(4,708)
For the three months ended September 30, 2016, Corporate unallocated expense decreased $3.3 million, or 69.8 percent, due to $3.3 million lower restructuring-related charges in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations is the primary source of funding for capital expenditures and internal growth. Year to date September 30, 2016 cash flow provided by operating activities was $21.9 million, primarily driven by working capital improvements and cash earnings.
Our five-year, multi-currency, revolving credit facility, as amended and restated in April 2016 (Credit Agreement) is used to augment cash from operations and as an additional source of funds. The Credit Agreement permits revolving credit loans of up to $600.0 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The Credit Agreement matures in April 2021. We had no borrowings outstanding on our Credit Agreement as of September 30, 2016.
The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of September 30, 2016. For the three months ended September 30, 2016, average daily borrowings outstanding under the Credit Agreement were approximately $3.3 million. Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries.
We consider the unremitted earnings of our non-U.S. subsidiaries that have not previously been taxed in the U.S. to be permanently reinvested. As of September 30, 2016, cash and cash equivalents of $41.2 million and short-term intercompany advances made by our foreign subsidiaries to our U.S. parent of $20.8 million would not be available for use in the U.S. on a long term basis without incurring U.S. federal and state income tax consequences. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business or associated with our domestic debt service requirements.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At September 30, 2016, cash and cash equivalents were $119.4 million, total debt was $695.4 million and total Kennametal Shareholders' equity was $937.1 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months as of September 30, 2016. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.
There have been no other material changes in our contractual obligations and commitments since June 30, 2016.
Cash Flow Provided by Operating Activities
During the three months ended September 30, 2016, cash flow provided by operating activities was $21.9 million, compared to $38.7 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net loss and non-cash items amounting to an inflow of $14.4 million and changes in certain assets and liabilities netting to an inflow of $7.5 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts receivable of $23.1 million due to lower sales volume. Offsetting these cash inflows were a decrease in accrued pension and postretirement benefits of $5.6 million and a net decrease of accounts payable and accrued liabilities of $3.8 million primarily driven by lower accrued compensation, partially offset by an increase in accounts payable.
During the three months ended September 30, 2015, cash flow provided by operating activities for the period consisted of net loss and non-cash items amounting to an inflow of $57.4 million, and by changes in certain assets and liabilities netting to an inflow of $18.7 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts receivable of $35.5 million due to lower sales volume and a decrease in inventory of $20.3 million due to our continued focus on working capital management. Offsetting these cash flows were a decrease in accrued income taxes of $28.6 million primarily driven by payment of a capital gains tax related to a prior period tax reorganization; a decrease of accounts payable and accrued liabilities of $27.8 million primarily driven by lower accrued compensation, payroll timing and lower restructuring liabilities; and a decrease in accrued pension and postretirement benefits of $11.4 million.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $41.0 million for the three months ended September 30, 2016, compared to $35.4 million the prior year period. During the current year period, cash flow used for investing activities included capital expenditures, net of $41.1 million, which consisted primarily of equipment upgrades.
For the three months ended September 30, 2015, cash flow used for investing activities included capital expenditures, net of $35.3 million, which consisted primarily of equipment upgrades.
Cash Flow Used for Financing Activities
Cash flow used for financing activities was $23.4 million for the three months ended September 30, 2016 compared to $12.3 million in the prior year period. During the current year period, cash flow used for financing activities included $16.0 million of cash dividends paid to Shareholders, a $6.6 million payment on the remaining contingent consideration related to a prior acquisition, $0.4 million of dividend reinvestment and the effect of employee benefit and stock plans and $0.4 million net decrease in borrowings.
For the three months ended September 30, 2015, cash flow used for financing activities included $15.9 million of cash dividends paid to Shareholders and $0.7 million net decrease in borrowings. These cash flows were partially offset by $4.1 million of other financing activities and $0.4 million of dividend reinvestment and the effect of employee benefit and stock plans.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION

Working capital was $589.3 million at September 30, 2016, a decrease of $58.8 million from $648.1 million at June 30, 2016. The decrease in working capital was primarily driven by a decrease in cash and cash equivalents of $42.2 million, a decrease in deferred income taxes of $26.7 million due to the impact of prospective adoption of a new accounting standard requiring all deferred tax assets and liabilities to be classified as long-term and a decrease in accounts receivable of $22.4 million due to lower sales volume. Partially offsetting these items were a decrease in accrued expenses of $13.2 million driven by payroll timing and lower accrued vacation pay, a decrease in accounts payable of $6.0 million as a result of both lower volumes and our focus on working capital management, and a decrease in other current liabilities of $5.8 million due primarily to the payment to relieve the remaining contingent consideration related to a prior year acquisition and lower accrued compensation, offset partially by higher restructuring liabilities. Currency exchange rate effects increased working capital by $1.5 million.
Property, plant and equipment, net increased $4.8 million from $730.6 million at June 30, 2016 to $735.4 million at September 30, 2016, primarily due to capital expenditures of $42.3 million, which includes $15.4 million change in accounts payable related to purchases of property, plant and equipment, and currency exchange impact of $0.8 million during the current period. These increases were partially offset by depreciation expense of $23.2 million and disposals of $1.1 million.
At September 30, 2016, other assets were $580.1 million, an increase of $23.3 million from $556.8 million at June 30, 2016. The primary drivers for the increase were an increase in deferred income taxes of $21.4 million and an increase in other assets of $6.0 million, primarily attributable to an increase in pension plan assets. These increases were partially offset by $4.3 million decrease in other intangible assets, which was due to amortization expense of $4.3 million.
Long-term debt and capital leases increased by $0.5 million to $694.0 million at September 30, 2016 from $693.5 million at June 30, 2016.
Kennametal Shareholders' equity was $937.1 million at September 30, 2016, a decrease of $27.3 million from $964.3 million at June 30, 2016. The decrease was primarily due to net loss attributable to Kennametal of $21.7 million and cash dividends paid to Shareholders of $16.0 million, partially offset by capital stock issued under employee benefit and stock plans of $6.9 million, reclassification of net pension and other postretirement benefit loss of $1.8 million and favorable currency exchange of $1.2 million.

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
Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At September 30, 2016 and June 30, 2016, the balances of these reserves were $12.5 million. These reserves represent anticipated costs associated with the remediation of these issues.
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
There have been no changes to our critical accounting policies since June 30, 2016.

NEW ACCOUNTING STANDARDS

See Note 3 to our condensed consolidated financial statements set forth in Part I Item 1 of this Quarterly Report on Form 10-Q for a description of new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk exposures since June 30, 2016.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at September 30, 2016 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The information set forth in Part I, Item 1, under the caption “Regulation” of the annual report on Form 10-K for the year ended June 30, 2016 is incorporated into this Item 1. From time to time, we are party to legal claims and proceedings that arise in the ordinary course of business, which may relate to our operations or assets, including real, tangible or intellectual property. Although certain of these actions are currently pending, we do not believe that any individual proceeding is material or that our pending legal proceedings in the aggregate are material to Kennametal.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2016	1,188	$22.26	—	10,100,100
August 1 through August 31, 2016	63,056	25.09	—	10,100,100
September 1 through September 30, 2016	4,821	27.78	—	10,100,100
Total	69,065	$25.23	—

(1)
During the current period, 2,213 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 66,852 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.

(2)	On July 25, 2013, the Company publicly announced an amended repurchase program for up to 17 million shares of its outstanding capital stock outside of the Company's dividend reinvestment program.

UNREGISTERED SALES OF EQUITY SECURITIES
None.

ITEM 6. EXHIBITS

(10)	Material Contracts
(10.1)	Form of Kennametal Inc. Performance Unit Award (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Filed herewith.
(10.2)	Form of Kennametal Inc. Performance Unit Award - President and CEO (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Filed herewith.
(10.3)	Kennametal Inc. 2016 Stock and Incentive Plan	Appendix C of the 2016 Proxy Statement filed September 13, 2016 (File No. 001-05318) is incorporated herein by reference.
(10.4)	Form of Kennametal Inc. Restricted Unit Award (granted under the Kennametal Inc. 2016 Stock and Incentive Plan)	Filed herewith.
(10.5)	Form of Kennametal Inc. Cash Settled Share-Based Award for China-based Employees (granted under the Kennametal Inc. 2016 Stock and Incentive Plan)	Filed herewith.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31.1)	Certification executed by Ronald M. De Feo, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.
(31.2)	Certification executed by Jan Kees van Gaalen, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.
(32)	Section 1350 Certifications
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

KENNAMETAL INC.

Date:	November 7, 2016	By:	/s/ Martha Fusco
Martha Fusco Vice President Finance and Corporate Controller