Form 10-Q
period 2016-12-31
KENNAMETAL INC
filed 2017-02-08
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016
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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at January 31, 2017
Capital Stock, par value $1.25 per share	80,193,977

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share amounts)	2016	2015	2016	2015
Sales	$487,573	$524,021	$964,713	$1,079,376
Cost of goods sold	339,950	383,215	673,560	787,345
Gross profit	147,623	140,806	291,153	292,031
Operating expense	111,004	123,580	230,869	252,824
Restructuring and asset impairment charges (Notes 8 and 18)	8,456	112,237	37,061	121,357
Loss on divestiture (Note 5)	—	133,307	—	133,307
Amortization of intangibles	4,150	5,638	8,421	11,886
Operating income (loss)	24,013	(233,956)	14,802	(227,343)
Interest expense	7,151	6,803	14,144	13,782
Other expense (income), net	726	(732)	844	353
Income (loss) before income taxes	16,136	(240,027)	(186)	(241,478)
Provision (benefit) for income taxes	8,221	(71,216)	13,100	(66,964)
Net income (loss)	7,915	(168,811)	(13,286)	(174,514)
Less: Net income attributable to noncontrolling interests	653	416	1,108	939
Net income (loss) attributable to Kennametal	$7,262	$(169,227)	$(14,394)	$(175,453)
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings (loss) per share	$0.09	$(2.12)	$(0.18)	$(2.20)
Diluted earnings (loss) per share	$0.09	$(2.12)	$(0.18)	$(2.20)
Dividends per share	$0.20	$0.20	$0.40	$0.40
Basic weighted average shares outstanding	80,206	79,840	80,131	79,784
Diluted weighted average shares outstanding	81,026	79,840	80,131	79,784
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2016	2015	2016	2015
Net income (loss)	$7,915	$(168,811)	$(13,286)	$(174,514)
Other comprehensive loss, net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	1,606	277	1,480	802
Reclassification of unrealized loss (gain) on expired derivatives designated and qualified as cash flow hedges	382	(418)	769	(2,184)
Unrecognized net pension and other postretirement benefit gain	3,471	1,450	4,101	2,449
Reclassification of net pension and other postretirement benefit loss	1,796	1,203	3,630	2,422
Foreign currency translation adjustments	(41,428)	(23,639)	(40,264)	(42,488)
Reclassification of foreign currency translation adjustment loss realized upon sale	—	17,028	—	17,028
Total other comprehensive loss, net of tax	(34,173)	(4,099)	(30,284)	(21,971)
Total comprehensive loss	(26,258)	(172,910)	(43,570)	(196,485)
Less: comprehensive (loss) income attributable to noncontrolling interests	(401)	(111)	469	(128)
Comprehensive loss attributable to Kennametal Shareholders	$(25,857)	$(172,799)	$(44,039)	$(196,357)
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	December 31, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$102,001	$161,579
Accounts receivable, less allowance for doubtful accounts of $12,247 and $12,724, respectively	339,479	370,916
Inventories (Note 11)	449,890	458,830
Deferred income taxes (Note 3)	—	26,713
Other current assets	80,375	57,303
Total current assets	971,745	1,075,341
Property, plant and equipment:
Land and buildings	348,848	353,789
Machinery and equipment	1,518,731	1,511,462
Less accumulated depreciation	(1,142,446)	(1,134,611)
Property, plant and equipment, net	725,133	730,640
Other assets:
Investments in affiliated companies	2	2
Goodwill (Note 18)	291,952	298,487
Other intangible assets, less accumulated amortization of $119,522 and $114,093, respectively (Note 18)	197,267	207,208
Deferred income taxes (Note 3)	34,368	14,459
Other	34,314	36,646
Total other assets	557,903	556,802
Total assets	$2,254,781	$2,362,783
LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases	$254	$732
Notes payable to banks	2,009	1,163
Accounts payable	168,880	182,039
Accrued income taxes	18,742	16,602
Accrued expenses	59,744	74,470
Other current liabilities	140,522	152,269
Total current liabilities	390,151	427,275
Long-term debt and capital leases, less current maturities (Notes 3 and 12)	694,329	693,548
Deferred income taxes (Note 3)	13,901	17,126
Accrued pension and postretirement benefits	191,717	201,473
Accrued income taxes	2,756	3,100
Other liabilities	27,246	24,460
Total liabilities	1,320,100	1,366,982
EQUITY (Note 16)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 80,065 and 79,694 shares issued, respectively	100,082	99,618
Additional paid-in capital	450,645	436,617
Retained earnings	734,233	780,597
Accumulated other comprehensive loss	(382,154)	(352,509)
Total Kennametal Shareholders’ Equity	902,806	964,323
Noncontrolling interests	31,875	31,478
Total equity	934,681	995,801
Total liabilities and equity	$2,254,781	$2,362,783
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Six Months Ended December 31,
(in thousands)	2016	2015
OPERATING ACTIVITIES
Net loss	$(13,286)	$(174,514)
Adjustments for non-cash items:
Depreciation	45,994	50,429
Amortization	8,421	11,886
Stock-based compensation expense	13,275	10,811
Restructuring and asset impairment charges (Note 8 and 18)	781	111,327
Deferred income tax provision	1,274	(78,742)
Loss on divestiture (Note 5)	—	133,307
Other	(2,773)	(345)
Changes in certain assets and liabilities:
Accounts receivable	20,423	69,832
Inventories	(1,938)	46,565
Accounts payable and accrued liabilities	(7,618)	(44,142)
Accrued income taxes	1,632	(12,390)
Accrued pension and postretirement benefits	(11,298)	(18,176)
Other	(8,309)	(1,304)
Net cash flow provided by operating activities	46,578	104,544
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(70,573)	(61,175)
Disposals of property, plant and equipment	3,509	4,402
Proceeds from divestiture (Note 5)	—	61,100
Other	100	814
Net cash flow (used for) provided by investing activities	(66,964)	5,141
FINANCING ACTIVITIES
Net increase (decrease) in notes payable	1,005	(6,990)
Term debt borrowings	—	26,173
Term debt repayments	(427)	(63,726)
Purchase of capital stock	(125)	(167)
Dividend reinvestment and the effect of employee benefit and stock plans	3,462	1,473
Cash dividends paid to Shareholders	(31,970)	(31,845)
Other	(6,626)	(290)
Net cash flow used for financing activities	(34,681)	(75,372)
Effect of exchange rate changes on cash and cash equivalents	(4,511)	(829)
CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(59,578)	33,484
Cash and cash equivalents, beginning of period	161,579	105,494
Cash and cash equivalents, end of period	$102,001	$138,978
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
In order to take advantage of the growth opportunities of our WIDIA brand, we implemented a new operating structure at the beginning of fiscal 2017. A key attribute of the new structure is the establishment of the Widia operating segment. In order to better leverage the opportunities in this business, in addition to being more agile and competitive in the marketplace, we are placing higher levels of focus, determination and leadership in this business. The Industrial and Widia segments in 2017 were formed from the 2016 Industrial segment. We now have three global reportable operating segments: Industrial, Widia, and Infrastructure.

2.BASIS OF PRESENTATION

The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with our 2016 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2016 was derived from the audited balance sheet included in our 2016 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the six months ended December 31, 2016 and 2015 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2017 is to the fiscal year ending June 30, 2017. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

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
In April 2015, the FASB issued guidance on the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance was effective for Kennametal beginning July 1, 2016 and was retrospectively applied to all periods presented. Debt issuance costs of $5.3 million and $6.0 million are reported as direct reductions of the carrying amounts of debt liabilities in the balance sheet as of December 31, and June 30, 2016, respectively.
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Issued
In October 2016, the FASB issued guidance on the accounting for income tax consequences of intra-entity transfers of assets other than inventory. The guidance clarifies that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance is effective for Kennametal beginning July 1, 2018. We are in the process of assessing the impact the adoption of this guidance will have on our condensed consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. It also requires additional disclosures. We will adopt this standard on July 1, 2018. We have commenced our assessment of the new standard and developed a project plan to guide the implementation. This project plan includes analyzing the standard’s impact on our customer arrangements, comparing our historical accounting policies and practices to the requirements of the new standard and identifying potential differences from applying the requirements of the new standard. We have not yet determined the impact of adoption on our financial statements.

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	Six Months Ended December 31,
(in thousands)	2016	2015
Cash paid during the period for:
Interest	$13,480	$13,076
Income taxes	10,191	25,735
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	15,404	16,400

5.	DIVESTITURE

During the three months ended December 31, 2015, Kennametal completed the sale of the outstanding capital stock of: Kennametal Extrude Hone LLC and its wholly owned subsidiaries, Kennametal Stellite S.r.l. (Bellusco, Italy), Kennametal Stellite S.p.A. (Milan, Italy), Kennametal Stellite GmbH (Koblenz, Germany); and all of the assets of the businesses of: Tricon (manufacturing operations in Birmingham, Alabama; Chicago, Illinois; and Elko, Nevada), Landis (manufacturing operation in Waynesboro, Pennsylvania); and all of the assets located at the Biel, Switzerland manufacturing facility ("non-core businesses") to Madison Industries for an aggregate price of $61.1 million, net. A portion of the transaction proceeds were used to pay down revolver debt and the remaining balance was held as cash on hand.

The net book value of these non-core businesses was $191.9 million, which included a refinement to estimated working capital adjustment. We recognized a pre-tax loss on the sale of $133.3 million during the three months ended December 31, 2015, of which $126.0 million and $7.3 million were recorded in the Infrastructure and Industrial segments, respectively. The pre-tax income attributable to the non-core businesses was assessed and determined to be immaterial for disclosure for the periods presented.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Level 3: Inputs that are unobservable.
As of December 31, 2016, the fair values of the Company’s financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$2,543	$—	$2,543
Total assets at fair value	$—	$2,543	$—	$2,543

Liabilities:
Derivatives (1)	$—	$1,287	$—	$1,287
Total liabilities at fair value	$—	$1,287	$—	$1,287

As of June 30, 2016, the fair values of the Company’s financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$334	$—	$334
Total assets at fair value	$—	$334	$—	$334

Liabilities:
Derivatives (1)	$—	$763	$—	$763
Contingent consideration	—	—	6,600	6,600
Total liabilities at fair value	$—	$763	$6,600	$7,363
 (1) Currency derivatives are valued based on observable market spot and forward rates and are classified within Level 2 of the fair value hierarchy.

There have been no changes in classification and transfers between levels in the fair value hierarchy in the current period. The fair value of contingent consideration payable that was classified as Level 3 at June 30, 2016 related to our probability assessments of expected future milestone targets, primarily associated with product delivery, related to a previous acquisition. During the the six months ended December 31, 2016, the Company paid the remaining $6.6 million in conjunction with achieved milestone targets. The payment is recorded in the financing activities section of our condensed consolidated statement of cash flow for the six months ended December 31, 2016 under the caption "other." The contingent consideration was recorded in other current liabilities in our condensed consolidated balance sheet at June 30, 2016. No other changes in the expected outcome have occurred during the six months ended December 31, 2016.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheet are as follows:

(in thousands)	December 31, 2016	June 30, 2016
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$1,590	$323
Total derivatives designated as hedging instruments	1,590	323
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	953	11
Other current liabilities - currency forward contracts	(1,287)	(763)
Total derivatives not designated as hedging instruments	(334)	(752)
Total derivatives	$1,256	$(429)
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

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2016	2015	2016	2015
Other expense (income), net - currency forward contracts	$(59)	$25	$(377)	$8

CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive loss and are recognized as a component of other expense, net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at December 31, 2016 and June 30, 2016, was $52.7 million and $53.3 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at December 31, 2016, we expect to recognize into earnings in the next 12 months $1.3 million of income on outstanding derivatives.
The following represents gains and losses related to cash flow hedges:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2016	2015	2016	2015
Gains (losses) recognized in other comprehensive loss, net	$1,606	$(239)	$1,481	$277
Losses (gains) reclassified from accumulated other comprehensive loss into other expense (income), net	$382	$1,122	$768	$(336)
No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the six months ended December 31, 2016 and 2015.

8.	RESTRUCTURING AND RELATED CHARGES
We are implementing restructuring actions to streamline the Company's cost structure. These initiatives are expected to improve the alignment of our cost structure with the current operating environment through headcount reductions; as well as rationalization and consolidation of certain manufacturing facilities. These restructuring actions are expected to be completed by December of fiscal 2019 and are anticipated to be mostly cash expenditures.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The total pre-tax charges for these programs are expected to be in the range of $155 million to $175 million, which is expected to be approximately 60 percent Industrial, 5 percent Widia, 30 percent Infrastructure and 5 percent Corporate. Total restructuring and related charges since inception of $114.9 million have been recorded for these programs through December 31, 2016: $60.3 million in Industrial, $36.7 million in Infrastructure, $10.6 million in Widia and $7.3 million in Corporate.
We have recorded restructuring and related charges of $11.8 million and $8.9 million for the three months ended December 31, 2016 and 2015, respectively. Of these amounts, restructuring charges totaled $8.8 million and $3.5 million, of which expense of $0.3 million and benefits of $0.3 million were related to inventory and were recorded in cost of goods sold, respectively. Restructuring-related charges of $2.1 million and $2.0 million were recorded in cost of goods sold and $0.9 million and $3.4 million in operating expense for the three months ended December 31, 2016 and 2015, respectively.
We have recorded restructuring and related charges of $43.4 million and $24.0 million for the six months ended December 31, 2016 and 2015, respectively. Of these amounts, restructuring charges totaled $37.3 million and $12.6 million, of which expense of $0.3 million and benefits of $0.3 million were related to inventory and were recorded in cost of goods sold, respectively. Restructuring-related charges of $4.1 million and $3.6 million were recorded in cost of goods sold and $2.0 million and $7.8 million in operating expense for the six months ended December 31, 2016 and 2015, respectively.
As of December 31, 2016, $16.1 million and $3.0 million of the restructuring accrual is recorded in other current liabilities and other liabilities, respectively, in our condensed consolidated balance sheet. The restructuring accrual of $15.7 million as of June 30, 2016 is recorded in other current liabilities. The amount attributable to each segment is as follows:

(in thousands)	June 30, 2016	Expense	Asset Write-Down	Translation	Cash Expenditures	December 31, 2016
Industrial
Severance	$8,180	$21,270	$—	$(412)	$(18,324)	$10,714
Facilities	—	100	(100)	—	—	—
Other	809	(72)	—	(10)	(477)	250
Total Industrial	$8,989	$21,298	$(100)	$(422)	$(18,801)	$10,964

Widia
Severance	$909	$4,504	$—	$(87)	$(3,880)	$1,446
Facilities	—	9	(9)	—	—	—
Other	90	(15)	—	(3)	(72)	—
Total Widia	999	4,498	(9)	(90)	(3,952)	1,446

Infrastructure
Severance	$5,301	$10,620	$—	$(205)	$(9,148)	$6,568
Facilities	33	967	(967)	—	—	33
Other	381	(36)	—	(7)	(245)	93
Total Infrastructure	$5,715	$11,551	$(967)	$(212)	$(9,393)	$6,694
Total	$15,703	$37,347	$(1,076)	$(724)	$(32,146)	$19,104

9.	STOCK-BASED COMPENSATION
Stock Options
There were no grants made during the six months ended December 31, 2016.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The assumptions used in our Black-Scholes valuation related to grants made during the six months ended December 31, 2015 were as follows:

Risk-free interest rate	1.4%
Expected life (years) (2)	4.5
Expected volatility (3)	31.0%
Expected dividend yield	2.0%
(2) Expected life is derived from historical experience.
(3) Expected volatility is based on the implied historical volatility of our stock.

Changes in our stock options for the six months ended December 31, 2016 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2016	2,547,809	$33.72
Granted	—	—
Exercised	(111,683)	27.34
Lapsed or forfeited	(169,129)	30.51
Options outstanding, December 31, 2016	2,266,997	$34.27	4.3	$4,445
Options vested and expected to vest, December 31, 2016	2,243,491	$34.32	4.3	$4,369
Options exercisable, December 31, 2016	1,747,101	$35.96	3.0	$2,153
During the six months ended December 31, 2016 and 2015, compensation expense related to stock options was $1.0 million and $1.9 million, respectively. As of December 31, 2016, the total unrecognized compensation cost related to options outstanding was $1.4 million and is expected to be recognized over a weighted average period of 1.6 years.
Weighted average fair value of options granted during the six months ended December 31, 2015 was $6.84 per option. Fair value of options vested during the six months ended December 31, 2016 and 2015 was $3.1 million and $2.3 million, respectively.
Tax benefits relating to excess stock-based compensation deductions are presented in the condensed consolidated statements of cash flow as financing cash inflows. No tax benefits were realized resulting from stock-based compensation deductions for the six months ended December 31, 2016 due to the valuation allowance on U.S. deferred tax assets. Tax benefits resulting from stock-based compensation deductions were less than amounts reported for financial reporting purposes by $1.7 million for the six months ended December 31, 2015.
The amount of cash received from the exercise of capital stock options during the six months ended December 31, 2016 and 2015 was $3.1 million and $1.0 million, respectively. No related tax benefit was realized for the six months ended December 31, 2016 due to the valuation allowance on U.S. deferred tax assets, and the related tax benefit was immaterial for the six months ended December 31, 2015. The total intrinsic value of options exercised was immaterial during the six months ended December 31, 2016 and 2015.
Under the provisions of the Kennametal Inc. Stock and Incentive Plan of 2010 as amended and restated on October 22, 2013 and as further amended January 27, 2015, plan participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during both the six months ended December 31, 2016 and 2015 was immaterial.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in our time vesting and performance vesting restricted stock units for the six months ended December 31, 2016 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested performance vesting and time vesting restricted stock units, June 30, 2016	115,467	$36.96	1,014,744	$31.97
Granted	235,241	26.35	586,662	25.01
Vested	(16,084)	45.24	(300,888)	36.11
Performance metric not achieved	(35,980)	26.35	—	—
Forfeited	(17,354)	35.31	(49,727)	27.20
Unvested performance vesting and time vesting restricted stock units, December 31, 2016	281,290	$27.69	1,250,791	$27.89
During the six months ended December 31, 2016 and 2015, compensation expense related to time vesting and performance vesting restricted stock units was $12.3 million and $8.8 million, respectively. As of December 31, 2016, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $19.8 million and is expected to be recognized over a weighted average period of 2.2 years.

10.	BENEFIT PLANS
We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to some U.S. employees.
The table below summarizes the components of net periodic pension income:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2016	2015	2016	2015
Service cost	$727	$1,156	$1,460	$2,319
Interest cost	7,770	9,438	15,579	18,923
Expected return on plan assets	(14,672)	(14,657)	(29,429)	(29,364)
Amortization of transition obligation	22	21	45	42
Amortization of prior service credit	(113)	(104)	(226)	(209)
Recognition of actuarial losses	2,088	1,815	4,200	3,648
Special termination benefit charge	—	54	—	107
Net periodic pension income	$(4,178)	$(2,277)	$(8,371)	$(4,534)

The special termination benefit charge of $0.1 million during the six months ended December 31, 2015 is the result of lump sum payments to several terminated Executive Retirement Plan participants.
The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2016	2015	2016	2015
Interest cost	$168	$210	$337	$420
Amortization of prior service credit	(6)	(5)	(11)	(11)
Recognition of actuarial loss	89	81	177	162
Net periodic other postretirement benefit cost	$251	$286	$503	$571

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 46 percent and 44 percent of total inventories at December 31, 2016 and June 30, 2016, respectively. Since inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

(in thousands)	December 31, 2016	June 30, 2016
Finished goods	$280,427	$284,054
Work in process and powder blends	150,881	166,274
Raw materials	76,003	68,472
Inventories at current cost	507,311	518,800
Less: LIFO valuation	(57,421)	(59,970)
Total inventories	$449,890	$458,830
During the three months ended December 31, 2016, the Company identified and recorded an adjustment to correct an error impacting the excess and obsolete inventory reserve as of September 30, 2016. This resulted in an increase of $1.4 million to cost of goods sold for the three months ended December 31, 2016 that should have been recorded in the three months ended September 30, 2016. There was no impact to cost of goods sold for the six months ended December 31, 2016 nor to inventories as of December 31, 2016. After evaluation, the Company determined that the impact was not material to the previously issued interim financial statements.

12.	LONG-TERM DEBT
Our five-year, multi-currency, revolving credit facility, as amended and restated in April 2016 (Credit Agreement) permits revolving credit loans of up to $600 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of December 31, 2016. We had no borrowings outstanding under the Credit Agreement as of December 31, 2016 and June 30, 2016. Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries. The Credit Agreement matures in April 2021.
Fixed rate debt had a fair market value of $696.6 million and $704.0 million at December 31, 2016 and June 30, 2016, respectively. The Level 2 fair value is determined based on the quoted market price of this debt as of December 31, 2016 and June 30, 2016, respectively.

13.ENVIRONMENTAL MATTERS
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
Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At December 31, 2016 and June 30, 2016, the balances of these reserves were $12.1 million and $12.5 million, respectively. These reserves represent anticipated costs associated with the remediation of these issues.

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
The effective income tax rates for the three months ended December 31, 2016 and 2015 were 50.9 percent (provision on income) and 29.7 percent (benefit on a loss), respectively. The effective income tax rate for the six months ended December 31, 2016 was not meaningful and was 27.7 percent (benefit on a loss) for the six months ended December 31, 2015. The change in both periods was primarily driven by an asset impairment charge; the tax impact of the divestiture of non-core businesses in the prior year; losses in the U.S. that cannot be tax affected in the current year; jurisdictional mix of earnings; and the effect of the R&D legislation enacted in the prior year.

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
For the six months ended December 31, 2016 and for the three and six months ended December 31, 2015, the effect of unexercised capital stock options and unvested restricted stock units was anti-dilutive as a result of net losses in the periods and therefore has been excluded from diluted shares outstanding as well as from the diluted earnings per share calculation. For purposes of determining the number of diluted shares outstanding for the three months ended December 31, 2016, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options, unvested performance awards and unvested restricted stock units by 0.8 million shares. Unexercised capital stock options, performance awards and restricted stock units of 1.7 million shares for the three months ended December 31, 2016 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore the inclusion would have been anti-dilutive.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests as of December 31, 2016 and 2015 is as follows:

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2016	$99,618	$436,617	$780,597	$(352,509)	$31,478	$995,801
Net (loss) income	—	—	(14,394)	—	1,108	(13,286)
Other comprehensive income	—	—	—	(29,645)	(639)	(30,284)
Dividend reinvestment	5	122	—	—	—	127
Capital stock issued under employee benefit and stock plans(4)	464	14,028	—	—	—	14,492
Purchase of capital stock	(5)	(122)	—	—	—	(127)
Cash dividends paid	—	—	(31,970)	—	(72)	(32,042)
Balance as of December 31, 2016	$100,082	$450,645	$734,233	$(382,154)	$31,875	$934,681

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2015	$99,219	$419,829	$1,070,282	$(243,523)	$29,628	$1,375,435
Net (loss) income	—	—	(175,453)	—	939	(174,514)
Other comprehensive loss	—	—	—	(20,904)	(1,067)	(21,971)
Dividend reinvestment	8	159	—	—	—	167
Capital stock issued under employee benefit and stock plans(4)	369	6,874	—	—	—	7,243
Purchase of capital stock	(8)	(159)	—	—	—	(167)
Cash dividends paid	—	—	(31,845)	—	(71)	(31,916)
Balance as of December 31, 2015	$99,588	$426,703	$862,984	$(264,427)	$29,429	$1,154,277
(4) Net of restricted stock units delivered upon vesting to satisfy tax withholding requirements.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of, and changes in, AOCL were as follows, net of tax, for the six months ended December 31, 2016 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2016	$(212,163)	$(131,212)	$(9,134)	$(352,509)
Other comprehensive income (loss) before reclassifications	4,101	(39,625)	1,480	(34,044)
Amounts reclassified from AOCL	3,630	—	769	4,399
Net current period other comprehensive income (loss)	7,731	(39,625)	2,249	(29,645)
AOCL, December 31, 2016	$(204,432)	$(170,837)	$(6,885)	$(382,154)

Attributable to noncontrolling interests:
Balance, June 30, 2016	$—	$(3,446)	$—	$(3,446)
Other comprehensive income before reclassifications	—	(639)	—	(639)
Net current period other comprehensive loss	—	(639)	—	(639)
AOCL, December 31, 2016	$—	$(4,085)	$—	$(4,085)

The components of, and changes in, AOCL were as follows, net of tax, for the six months ended December 31, 2015 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2015	$(138,793)	$(97,309)	$(7,421)	$(243,523)
Other comprehensive income (loss) before reclassifications	2,449	(41,421)	802	(38,170)
Amounts reclassified from AOCL	2,422	17,028	(2,184)	17,266
Net current period other comprehensive income (loss)	4,871	(24,393)	(1,382)	(20,904)
AOCL, December 31, 2015	$(133,922)	$(121,702)	$(8,803)	$(264,427)

Attributable to noncontrolling interests:
Balance, June 30, 2015	$—	$(2,258)	$—	$(2,258)
Other comprehensive loss before reclassifications	—	(1,067)	—	(1,067)
Net current period other comprehensive loss	—	(1,067)	—	(1,067)
AOCL, December 31, 2015	$—	$(3,325)	$—	$(3,325)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications out of AOCL for the three and six months ended December 31, 2016 and 2015 consisted of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
Details about AOCL components	2016	2015	2016	2015	Affected line item in the Income Statement
Gains and losses on cash flow hedges:
Forward starting interest rate swaps	$545	$525	$1,090	$1,049	Interest expense
Currency exchange contracts	(163)	(1,199)	(321)	(4,572)	Other expense (income), net
Total before tax	382	(674)	769	(3,523)
Tax impact	—	256	—	1,339	Provision (benefit) for income taxes
Net of tax	$382	$(418)	$769	$(2,184)

Postretirement benefit plans:
Amortization of transition obligations	$22	$21	$45	$42	See note 10 for further details
Amortization of prior service credit	(119)	(109)	(237)	(220)	See note 10 for further details
Recognition of actuarial losses	2,177	1,896	4,377	3,810	See note 10 for further details
Total before tax	2,080	1,808	4,185	3,632
Tax impact	(284)	(605)	(555)	(1,210)	Provision (benefit) for income taxes
Net of tax	$1,796	$1,203	$3,630	$2,422

Foreign currency translation adjustments:
Released due to divestiture	$—	$17,028	$—	$17,028	Loss on divestiture
Total before taxes	—	17,028	—	17,028
Tax impact	—	—	—	—	Provision (benefit) for income taxes
Net of tax	$—	$17,028	$—	$17,028

The amount of income tax allocated to each component of other comprehensive loss for the three months ended December 31, 2016 and 2015:

		2016			2015
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	$1,606	$—	$1,606	$447	$(170)	$277
Reclassification of unrealized loss (gain) on expired derivatives designated and qualified as cash flow hedges	382	—	382	(674)	256	(418)
Unrecognized net pension and other postretirement benefit gain	4,639	(1,168)	3,471	1,949	(499)	1,450
Reclassification of net pension and other postretirement benefit loss	2,080	(284)	1,796	1,808	(605)	1,203
Foreign currency translation adjustments	(41,428)	—	(41,428)	(24,643)	1,004	(23,639)
Reclassification of foreign currency translation adjustment loss realized upon sale	—	—	—	17,028	—	17,028
Other comprehensive loss	$(32,721)	$(1,452)	$(34,173)	$(4,085)	$(14)	$(4,099)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amount of income tax allocated to each component of other comprehensive loss for the six months ended December 31, 2016 and 2015:

		2016			2015
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges	$1,480	$—	$1,480	$1,294	$(492)	$802
Reclassification of unrealized loss (gain) on expired derivatives designated and qualified as cash flow hedges	769	—	769	(3,523)	1,339	(2,184)
Unrecognized net pension and other postretirement benefit gain	5,401	(1,300)	4,101	3,216	(767)	2,449
Reclassification of net pension and other postretirement benefit loss	4,185	(555)	3,630	3,632	(1,210)	2,422
Foreign currency translation adjustments	(40,264)	—	(40,264)	(43,548)	1,060	(42,488)
Reclassification of foreign currency translation adjustment loss realized upon sale	—	—	—	17,028	—	17,028
Other comprehensive loss	$(28,429)	$(1,855)	$(30,284)	$(21,901)	$(70)	$(21,971)

18.	GOODWILL AND OTHER INTANGIBLE ASSETS
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
At the beginning of fiscal 2017, we reorganized our operating structure in a manner that changed the composition of our reporting units. The Industrial and Widia reporting units in fiscal 2017 were formed from the fiscal 2016 Industrial reporting unit. In connection with this reporting unit realignment, during the first quarter of fiscal 2017 we updated our goodwill impairment assessment based on a quantitative analysis. We evaluated the goodwill of our reporting units immediately prior to and after the realignment and concluded in both cases that there was no impairment. We allocated our goodwill from the former Industrial segment to the current Industrial and Widia segments using a relative fair value approach. The restated Industrial reporting unit passed the goodwill impairment test with fair value substantially exceeded the carrying value. The new Widia reporting unit's fair value approximates its carrying value.
See Note 19 for further discussion regarding the Company's segments.
We are currently exploring strategic alternatives for one of our non-core Infrastructure businesses. The estimated net book value of the business is approximately $30 million as of December 31, 2016. As the strategic direction has not yet been determined for this business, the Company cannot determine if additional impairment charges will be incurred.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Industrial	Widia	Infrastructure	Total
Gross goodwill	$408,705	$40,624	$633,211	$1,082,540
Accumulated impairment losses	(137,204)	(13,638)	(633,211)	(784,053)
Balance as of June 30, 2016	$271,501	$26,986	$—	$298,487

Activity for the six months ended December 31, 2016:
Change in gross goodwill due to translation	(6,549)	14	—	(6,535)
Gross goodwill	402,156	40,638	633,211	1,076,005
Accumulated impairment losses	(137,204)	(13,638)	(633,211)	(784,053)
Balance as of December 31, 2016	$264,952	$27,000	$—	$291,952

Fiscal 2016 December Quarter Impairment Charge
As previously disclosed, we recorded a non-cash pre-tax impairment charge during the three months ended December 31, 2015 of $106.1 million in the Infrastructure segment, of which $105.7 million was for goodwill and $0.4 million was for an indefinite-lived trademark intangible asset. We also recorded a preliminary non-cash pre-tax impairment charge during the three months ended December 31, 2015 of $2.3 million in the Industrial segment for an indefinite-lived trademark intangible asset. These impairment charges were recorded in restructuring and asset impairment charges in our condensed consolidated statements of income.

Divestiture Impact on Goodwill and Other Intangible Assets
During the three months ended December 31, 2015, we completed the sale of non-core businesses, see Note 5. As a result of this transaction, goodwill decreased by $1.1 million and $6.5 million in our Industrial and Infrastructure segments, respectively. These decreases were recorded in the loss on divestiture account in our condensed consolidated statements of income.
The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	December 31, 2016		June 30, 2016
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract-based	3 to 15	$7,058	$(6,996)	$7,152	$(6,886)
Technology-based and other	4 to 20	45,914	(27,152)	47,323	(27,011)
Customer-related	10 to 21	203,731	(67,922)	205,471	(66,938)
Unpatented technology	10 to 30	31,659	(9,363)	31,837	(4,614)
Trademarks	5 to 20	12,230	(8,089)	12,668	(8,644)
Trademarks	Indefinite	16,197	—	16,850	—
Total		$316,789	$(119,522)	$321,301	$(114,093)
During the six months ended December 31, 2016 and 2015, we recorded amortization expense of $8.4 million and $11.9 million, respectively, related to our other intangible assets.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Our sales and operating income (loss) by segment are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2016	2015	2016	2015
Sales:
Industrial (5)	$267,492	$268,578	$536,536	$538,770
Widia (5)	42,874	42,305	83,888	85,447
Infrastructure	177,207	213,138	344,289	455,159
Total sales	$487,573	$524,021	$964,713	$1,079,376
Operating income (loss):
Industrial (5)	$18,067	$12,025	$23,603	$33,483
Widia (5)	(2,666)	(4,665)	(8,403)	(6,374)
Infrastructure	10,274	(237,738)	2,687	(246,166)
Corporate	(1,662)	(3,578)	(3,085)	(8,286)
Total operating income (loss)	24,013	(233,956)	14,802	(227,343)
Interest expense	7,151	6,803	14,144	13,782
Other expense (income), net	726	(732)	844	353
Income (loss) from continuing operations before income taxes	$16,136	$(240,027)	$(186)	$(241,478)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Total assets by segment are as follows:

(in thousands)	December 31, 2016	June 30, 2016
Industrial (5)	$1,054,688	$1,019,887
Widia (5)	193,343	195,339
Infrastructure	755,836	849,447
Corporate	250,914	298,110
Total assets	$2,254,781	$2,362,783
(5) Amounts for the three and six months ended December 31, 2015 and as of June 30, 2016 have been restated to reflect the change in reportable operating segments.

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
Our sales of $487.6 million for the quarter ended December 31, 2016 decreased 7 percent compared to sales for the quarter ended December 31, 2015. The Company grew organically for the first time since the September quarter of fiscal 2015, and the Infrastructure segment completed the quarter without organic sales decline for the first time since the June quarter of fiscal 2014. Industrial grew organically for the second consecutive quarter, benefiting from stability in the indirect channel stock levels and favorable conditions in the aerospace sector. Widia also had organic growth this quarter, in part due to strong performance in Asia.
Operating income was $24.0 million, compared to operating loss of $234.0 million in the prior year quarter, which included loss on divestiture of $133.3 million and goodwill and other intangible asset impairment charges of $108.5 million. Additionally, year-over-year comparative operating results reflect incremental restructuring benefits of approximately $16 million, higher fixed cost absorption and productivity, the positive effects of lower raw material costs and sales volume growth, partially offset by the negative impacts of unfavorable price and mix and more restructuring and related charges in the current period.
Our cost reduction initiatives are mitigating challenging end market conditions. As of December 31, 2016, we have identified 85 percent of the targeted employment reduction of 1,000, corresponding to approximately 72 percent of the estimated annualized savings associated with this initiative. Further, our modernization and end-to-end initiatives are progressing as planned, which we expect will deliver higher profitability in the future.
The permanent savings that we are realizing from restructuring are the result of programs that we have undertaken over the past 24 months. Pre-tax benefits from these restructuring actions were approximately $24 million in the current quarter, of which approximately $16 million were incremental to the same quarter one year ago. Refer to the Results of Continuing Operations section of Item 2 for further discussion and analysis of our restructuring programs.
In addition to these restructuring programs, our product line simplification, end-to-end and factory modernization initiatives are underway. We will be monitoring future sales levels as certain indicators are showing more rapid improvements than previously expected. If our modernization efforts increase pressure on our ability to maintain timely order fulfillment in certain locations, then we may be required to sustain higher levels of direct hourly employment in those locations than currently anticipated.
We reported current quarter earnings per diluted share of $0.09, which includes $0.13 per share of restructuring and related charges and $0.02 per share associated with recording a valuation allowance with regards to deferred tax assets in Australia. Loss per diluted share of $2.12 in the prior year quarter included $1.20 per share loss on divestiture, $0.98 per share of goodwill and other intangible asset impairment charges and $0.08 per share of restructuring and related charges.
We generated cash flow from operating activities of $46.6 million and $104.5 million during the six months ended December 31, 2016 and 2015, respectively. The decrease is due primarily to comparatively lower reductions in primary working capital and lower cash earnings, partially offset by lower payments for taxes. Capital expenditures were $70.6 million and $61.2 million during the six months ended December 31, 2016 and 2015, respectively.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We invested further in technology and innovation to continue meeting our customers' needs. Research and development expenses included in operating expense totaled $9.3 million for the three months ended December 31, 2016.
The following narrative provides further discussion and analysis of our results of operations, liquidity and capital resources, as well as other pertinent matters.

NEW OPERATING STRUCTURE IMPLEMENTED IN FISCAL 2017

In order to take advantage of the growth opportunities of our WIDIA brand, we implemented a new operating structure in fiscal 2017.
A key attribute of the new structure is the establishment of the Widia operating segment. In order to better leverage the opportunities in this business, in addition to being more agile and competitive in the marketplace, we are placing higher levels of focus, determination and leadership in the business. The newly formed Industrial and Widia segments were formed from the previously reported Industrial segment. Amounts for the three and six months ended December 31, 2015 and as of June 30, 2016 have been restated to reflect the change in reportable operating segments.
We now have three reportable operating segments going forward: Industrial, Widia and Infrastructure.
In connection with this change, we updated our goodwill impairment assessment based on a quantitative analysis during the first quarter of fiscal 2017. We evaluated the goodwill of our reporting units immediately prior to and after the realignment and concluded in both cases that there was no impairment. We allocated our goodwill from the former Industrial segment to the current Industrial and Widia segments using a relative fair value approach. The restated Industrial reporting unit passed the goodwill impairment test with fair value substantially exceeded the carrying value. The new Widia reporting unit's fair value approximates its carrying value. The amount of goodwill allocated to the Widia reporting unit was $27.0 million.
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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF CONTINUING OPERATIONS

SALES
Sales for the three months ended December 31, 2016 were $487.6 million, a decrease of $36.4 million or 7 percent, from $524.0 million in the prior year quarter. The decrease in sales was driven by a 6 percent decline from divestiture, a 2 percent decline due to fewer business days and a 1 percent unfavorable currency exchange impact, offset partially by 2 percent organic growth. Excluding the impact of currency exchange and divestiture, sales increased in aerospace and defense by 5 percent and 3 percent in both general engineering and energy, partially offset by decreases of 9 percent in earthworks and 1 percent in transportation. On a regional basis excluding the impact of currency exchange and divestiture, sales increased by 3 percent in Asia and 1 percent in the Americas, offset by a decrease of approximately 3 percent in Europe.
Sales for the six months ended December 31, 2016 were $964.7 million, a decrease of $114.7 million or 11 percent, from $1,079.4 million in the prior year period. The decrease in sales was driven by an 8 percent decline from divestiture, a 1 percent unfavorable currency exchange impact, a 1 percent decrease due to fewer business days and a 1 percent organic decline. Excluding the impact of currency exchange and divestiture, sales decreased by approximately 15 percent in earthworks and 3 percent in energy, offset by increases of approximately 5 percent in aerospace and defense and 2 percent in general engineering, while sales in transportation remained relatively flat. On a regional basis excluding the impact of currency exchange and divestiture, sales decreased 3 percent in both the Americas and Europe, offset partially by a 2 percent increase in Asia.

GROSS PROFIT
Gross profit for the three months ended December 31, 2016 was $147.6 million, an increase of $6.8 million from $140.8 million in the prior year quarter. The increase was primarily due to higher fixed cost absorption and productivity, lower raw material costs, incremental restructuring benefits of approximately $7 million and sales volume growth, partially offset by the negative impacts of unfavorable price and business mix, divestiture impact of $3.7 million and unfavorable currency exchange impact of $2.9 million. The gross profit margin for the three months ended December 31, 2016 was 30.3 percent, as compared to 26.9 percent generated in the prior year quarter.
Gross profit for the six months ended December 31, 2016 was $291.2 million, a decrease of $0.9 million from $292.0 million in the prior year quarter. The decrease was primarily due to unfavorable business mix, organic sales decline, divestiture impact of $11.4 million and unfavorable currency exchange impact of $5.5 million, partially offset by lower raw material costs, higher fixed cost absorption and productivity and incremental restructuring benefits of approximately $10 million. The gross profit margin for the six months ended December 31, 2016 was 30.2 percent, as compared to 27.1 percent generated in the prior year quarter.

OPERATING EXPENSE
Operating expense for the three months ended December 31, 2016 decreased $12.6 million or 10.2 percent to $111.0 million as compared to $123.6 million in the prior year quarter. The decrease was primarily due to incremental restructuring benefits of approximately $9 million, divestiture impact of $4.5 million, $2.5 million less in restructuring-related charges and favorable foreign currency exchange impacts of $1.0 million, partially offset by $3.9 million higher employment-related costs.
Operating expense for the six months ended December 31, 2016 decreased $22.0 million or 8.7 percent to $230.9 million as compared to $252.8 million in the prior year quarter. The decrease was primarily due to incremental restructuring benefits of approximately $15 million, divestiture impact of $10.5 million, $5.8 million less in restructuring-related charges and favorable foreign currency exchange impacts of $2.5 million, offset partially by higher employment-related costs of $9.9 million.

RESTRUCTURING AND RELATED CHARGES AND ASSET IMPAIRMENT CHARGES
We have recorded restructuring and related charges of $11.8 million and $8.9 million for the three months ended December 31, 2016 and 2015, respectively. Of these amounts, restructuring charges totaled $8.8 million and $3.5 million, of which expense of $0.3 million and benefits of $0.3 million were related to inventory and were recorded in cost of goods sold, respectively. Restructuring-related charges of $2.1 million and $2.0 million were recorded in cost of goods sold and $0.9 million and $3.4 million in operating expense for the three months ended December 31, 2016 and 2015, respectively.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We have recorded restructuring and related charges of $43.4 million and $24.0 million for the six months ended December 31, 2016 and 2015, respectively. Of these amounts, restructuring charges totaled $37.3 million and $12.6 million, of which expense of $0.3 million and benefits of $0.3 million were related to inventory and were recorded in cost of goods sold, respectively. Restructuring-related charges of $4.1 million and $3.6 million were recorded in cost of goods sold and $2.0 million and $7.8 million in operating expense for the six months ended December 31, 2016 and 2015, respectively.
Total restructuring and related charges since the inception of our restructuring plans through December 31, 2016 were $114.9 million. See Note 8 in our condensed consolidated financial statements set forth in Part I Item 1 of this Quarterly Report on Form 10-Q (Note 8).
We are implementing restructuring actions to streamline the Company's cost structure. These initiatives are expected to improve the alignment of our cost structure with the current operating environment through headcount reductions; as well as rationalization and consolidation of certain manufacturing facilities. These restructuring actions are currently anticipated to deliver annual ongoing pre-tax savings of $147 million to $162 million once completed by December of fiscal 2019 and are anticipated to be mostly cash expenditures. The total pre-tax charges for these programs are expected to be in the range of $155 million to $175 million.
Asset Impairment Charges
We recorded non-cash pre-tax asset impairment charges of $108.5 million during the three and six months ended December 31, 2015. See Note 18 in our condensed consolidated financial statements set forth in Part I Item 1 of this Quarterly Report on Form 10-Q (Note 18).

LOSS ON DIVESTITURE
During the three months ended December 31, 2015, we completed the divestiture of non-core businesses for net proceeds of $61.1 million and recognized a pre-tax loss on divestiture of $133.3 million. See Note 5 in our condensed consolidated financial statements set forth in Part I Item 1 of this Quarterly Report on Form 10-Q (Note 5).

INTEREST EXPENSE
Interest expense for the three months ended December 31, 2016 increased $0.3 million to $7.2 million as compared to $6.8 million in the prior year quarter. Interest expense for the six months ended December 31, 2016 increased $0.4 million to $14.1 million as compared to $13.8 million in the prior year period.

OTHER EXPENSE (INCOME), NET
Other expense, net for the three months ended December 31, 2016, was $0.7 million compared to other income, net of $0.7 million in the prior year quarter. The year-over-year change was primarily due to losses on derivatives.
Other expense, net for the six months ended December 31, 2016, was $0.8 million compared to $0.4 million in the prior year period. The increase was primarily due to losses on derivatives, partially offset by loss on sale of assets in the prior year and income from transition services provided to the acquirer of our non-core businesses.

INCOME TAXES
The effective income tax rates for the three months ended December 31, 2016 and 2015 were 50.9 percent (provision on income) and 29.7 percent (benefit on a loss), respectively. The effective income tax rate for the six months ended December 31, 2016 was not meaningful and was 27.7 percent (benefit on a loss) for the six months ended December 31, 2015. The change in both periods was primarily driven by an asset impairment charge; the tax impact of the divestiture of non-core businesses in the prior year; losses in the U.S. that cannot be tax affected in the current year; jurisdictional mix of earnings; and the effect of the R&D legislation enacted in the prior year.

BUSINESS SEGMENT REVIEW

We operate three reportable segments consisting of Industrial, Widia and Infrastructure. Expenses that are not allocated are reported in Corporate. Segment determination is based upon the manner in which we organize segments for making operating decisions and assessing performance and the availability of separate financial results.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Amounts for the three and six months ended December 31, 2015 for Industrial and Widia have been restated to reflect the change in reportable operating segments.

INDUSTRIAL

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2016	2015	2016	2015
Sales	$267,492	$268,578	$536,536	$538,770
Operating income	18,067	12,025	23,603	33,483
For the three months ended December 31, 2016, Industrial sales remained relatively flat compared to the prior year quarter, reflecting organic growth of 4 percent, offset by a 2 percent decrease due to fewer business days, a 1 percent unfavorable currency exchange impact and a 1 percent decline due to divestiture. Excluding the impact of currency exchange and divestiture, sales increased approximately 6 percent in general engineering and 4 percent in aerospace and defense, offset partially by sales decreases of approximately 5 percent in energy and 2 percent in transportation. General engineering sales grew in the Americas and Asia, benefiting from stability in the indirect channel stock levels, while general engineering activity in Europe was flat. Globally, conditions remain favorable in the aerospace sector. The transportation market was mixed with more projects and favorable conditions contributing to higher sales in Asia, which were more than offset by less favorable conditions in Europe and the Americas. On a segment regional basis excluding the impact of divestiture and currency exchange, sales increased 7 percent in Asia and 4 percent in the Americas, partially offset by a 2 percent decrease in Europe. The sales increase in Asia was primarily driven by the transportation and general engineering end markets and to a lesser extent the aerospace and defense end market, partially offset by a decrease in the energy end market. The sales increase in the Americas was primarily driven by the performance in the general engineering end market, partially offset by decreases in the transportation end market. The sales decrease in Europe was primarily driven by the performance in the transportation end market, offset partially by an increase in the aerospace and defense end market.
For the three months ended December 31, 2016, Industrial operating income increased by $6.0 million, driven primarily by incremental restructuring benefits of approximately $8 million, a $7.3 million loss on divestiture in the prior period and current period higher productivity, partially offset by unfavorable mix, higher employment-related costs and $2.0 million more restructuring and related charges. Industrial operating margin was 6.8 percent compared with 4.5 percent in the prior year.
For the six months ended December 31, 2016, Industrial sales remained flat compared to the same period last year, reflecting organic growth of 3 percent, offset by unfavorable currency exchange of 1 percent, unfavorable business days impact of 1 percent and divestiture impact of 1 percent. Excluding the impact of currency exchange and divestiture, sales increased 5 percent in general engineering and 5 percent in aerospace and defense, offset partially by decreases of approximately 8 percent in energy and 1 percent in transportation. Activity in the aerospace sector remains elevated with sales growing globally. General engineering sales in the Americas and Asia have benefited from stability in the indirect channel stock levels, offsetting the general industrial weakness caused by the continued decline in the energy sector. The transportation market was mixed with more projects contributing to higher sales in Asia, partially offset by less favorable conditions in Europe and Americas. On a segment regional basis excluding the impact of divestiture and currency exchange, sales increased 7 percent in Asia and 4 percent in the Americas, offset partially by a decrease of 1 percent in Europe. The sales increase in Asia was primarily driven by the transportation and general engineering end markets, partially offset by a decrease in the energy end market. The sales increase in the Americas was primarily driven by the performance in the general engineering end market and to a lesser extent in the aerospace and defense end market, partially offset by decreases in the transportation and energy end markets. The sales decrease in Europe was primarily driven by the performance in the transportation and energy end markets, offset partially by an increase in the aerospace and defense end market.
For the six months ended December 31, 2016, Industrial operating income decreased by $9.9 million, driven primarily by $15.2 million more restructuring and related charges, higher employment-related costs, unfavorable mix and unfavorable currency exchange, partially offset by incremental restructuring benefits of approximately $13 million, a $7.3 million loss on divestiture in the prior period, higher productivity and organic sales growth. Industrial operating margin was 4.4 percent compared with 6.2 percent in the prior year.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

WIDIA

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2016	2015	2016	2015
Sales	$42,874	$42,305	$83,888	$85,447
Operating loss	(2,666)	(4,665)	(8,403)	(6,374)
For the three months ended December 31, 2016, Widia sales increased 1 percent from the prior year quarter, driven by organic growth of 5 percent, offset partially by a 3 percent decrease due to fewer business days and a 1 percent unfavorable currency exchange impact. On a segment regional basis excluding the impact of currency exchange, sales increased 19 percent in Asia, offset partially by decreases of 4 percent in the Americas and 2 percent in Europe.
For the three months ended December 31, 2016, Widia operating loss was $2.7 million compared to $4.7 million for the prior year period. Operating loss decreased by $2.0 million, driven primarily by a prior period other intangible asset impairment charge of $2.3 million and incremental restructuring benefits of approximately $2 million, partially offset by $1.3 million higher restructuring and related charges. Widia operating loss margin was 6.2 percent compared with 11.0 percent in the prior year.
For the six months ended December 31, 2016, Widia segment sales decreased by 2 percent from the same period last year, due to an unfavorable business days impact of 2 percent and unfavorable currency exchange of 1 percent, offset partially by organic growth of 1 percent. On a segment regional basis excluding the impact of currency exchange, sales decreased 6 percent in Europe and 5 percent in the Americas, offset partially by an increase of 12 percent in Asia.
For the six months ended December 31, 2016, Widia operating loss was $8.4 million compared to $6.4 million for the prior year period. Operating loss increased by $2.0 million, driven primarily by $3.6 million higher restructuring and related charges in addition to unfavorable mix, partially offset by a prior period other intangible asset impairment charge of $2.3 million, incremental restructuring benefits of approximately $2 million and higher productivity. Widia operating loss margin was 10.0 percent compared with 7.5 percent in the prior year.

INFRASTRUCTURE

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2016	2015	2016	2015
Sales	$177,207	$213,138	$344,289	$455,159
Operating income (loss)	10,274	(237,738)	2,687	(246,166)
For the three months ended December 31, 2016, Infrastructure sales decreased by 17 percent from the prior year quarter, reflecting a 14 percent decline due to divestiture, a 2 percent decrease due to fewer business days and a 1 percent unfavorable currency exchange impact. Excluding the impact of currency exchange and divestiture, sales decreased by approximately 10 percent in earthworks and 5 percent in general engineering, offset partially by an increase of 6 percent in energy. Key energy markets, particularly in North America, began to stabilize in the December quarter of fiscal 2017. During the December quarter, average quarterly U.S. rig counts were still down year-over-year by over 20 percent, but have increased from the lows experienced in the June quarter of fiscal 2016. Sales in the December quarter of fiscal 2017 associated with oil & gas in Americas have increased year-over-year by approximately 13 percent. Conditions in underground mining in North America continued to be challenging with sales down approximately 24 percent. As previously disclosed, this weakness is expected to continue for the foreseeable future. On a segment regional basis excluding the impact of divestiture and currency exchange, sales decreased 8 percent in Europe and 7 percent in Asia, while sales in the Americas remained flat. The sales decrease in Europe was primarily driven by decreases in the earthworks and general engineering end markets, partially offset by increases in the energy end market. The sales decrease in Asia was driven primarily by the performance in the earthworks end market, offset partially by increases in the energy and general engineering end markets. While sales in the Americas remained flat, decreases in the earthworks and general engineering end markets were offset by increases in the energy end market.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended December 31, 2016, Infrastructure operating income was $10.3 million compared to operating loss of $237.7 million for the prior year period. The change in operating results is due primarily to a prior period $126.0 million loss on divestiture, prior period goodwill and other intangible asset impairment charges of $106.1 million, current period lower raw material costs, incremental restructuring program benefits of approximately $6 million, better productivity and divestiture impact of $1.8 million, partially offset by unfavorable mix and $2.0 million higher restructuring and related charges. Infrastructure operating income margin was 5.8 percent compared with operating loss margin 111.5 percent in the prior year.
For the six months ended December 31, 2016, Infrastructure sales decreased by 24 percent, reflecting a 17 percent decline due to divestiture, a 5 percent organic sales decline, a 1 percent unfavorable currency exchange impact and a 1 percent unfavorable business days impact. Excluding the impact of currency exchange and divestiture, sales decreased by approximately 16 percent in earthworks and 4 percent in general engineering, while energy was flat. Key energy markets, particularly in North America, have continued to stabilize during the year. U.S. rig counts have increased steadily from fiscal 2016 year-end lower levels. Oil and gas sales in the Americas were effectively flat compared to the prior year. Conditions in underground mining in North America declined further, with sales down 28 percent year-over-year. As previously disclosed, this weakness is expected to continue for the foreseeable future. On a segment regional basis excluding the impact of divestiture and currency exchange, sales decreased 8 percent in the Americas, 7 percent in Asia and 6 percent in Europe. The sales decrease in the Americas was driven by decreases in earthworks, general engineering and energy end markets, although oil and gas-related sales increased. The sales decrease in Asia was driven primarily by the performance in the earthworks end market, offset partially by increases in the general engineering end market. The sales decrease in Europe was primarily driven by decreases in the general engineering and earthworks end markets, offset partially by an increase in the energy end market.
For the six months ended December 31, 2016, Infrastructure operating income was $2.7 million compared to operating loss of $246.2 million for the prior year period. The change in operating results is due primarily to a prior period $126.0 million loss on divestiture, prior period goodwill and other intangible asset impairment charges of $106.1 million, current period lower raw material costs, higher productivity, incremental restructuring program benefits of approximately $9 million and divestiture impact of $1.9 million, offset partially by unfavorable mix, lower organic sales and $6.3 million more restructuring and related charges. Infrastructure operating income margin was 0.8 percent compared with operating loss margin of 54.1 percent in the prior year.

CORPORATE

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2016	2015	2016	2016
Corporate unallocated expense	$(1,662)	$(3,578)	$(3,085)	$(8,286)
For the three months ended December 31, 2016, Corporate unallocated expense decreased $1.9 million, or 53.5 percent, primarily due to $2.3 million lower restructuring-related charges in the current period.
For the six months ended December 31, 2016, Corporate unallocated expense decreased $5.2 million, or 62.8 percent, due to $5.6 million lower restructuring-related charges in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations is the primary source of funding for capital expenditures and internal growth. Year to date December 31, 2016 cash flow provided by operating activities was $46.6 million, primarily driven by cash earnings and primary working capital improvements, partially offset by net outflows from changes in other assets and liabilities.
Our five-year, multi-currency, revolving credit facility, as amended and restated in April 2016 (Credit Agreement) is used to augment cash from operations and is an additional source of funds. The Credit Agreement permits revolving credit loans of up to $600.0 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The Credit Agreement matures in April 2021. We had no borrowings outstanding on our Credit Agreement as of December 31, 2016.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of December 31, 2016. For the six months ended December 31, 2016, average daily borrowings outstanding under the Credit Agreement were approximately $19.5 million. Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries.
We consider the unremitted earnings of our non-U.S. subsidiaries that have not previously been taxed in the U.S. to be permanently reinvested. As of December 31, 2016, cash and cash equivalents of $44.0 million and short-term intercompany advances made by our foreign subsidiaries to our U.S. parent of $39.5 million would not be available for use in the U.S. on a long term basis without incurring U.S. federal and state income tax consequences. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business or associated with our domestic debt service requirements.
At December 31, 2016, cash and cash equivalents were $102.0 million, total debt, including notes payable, was $696.6 million and total Kennametal Shareholders' equity was $902.8 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.
There have been no material changes in our contractual obligations and commitments since June 30, 2016.
Cash Flow Provided by Operating Activities
During the six months ended December 31, 2016, cash flow provided by operating activities was $46.6 million, compared to $104.5 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net loss and non-cash items amounting to an inflow of $53.7 million and changes in certain assets and liabilities netting to an outflow of $7.1 million. Contributing to the changes in certain assets and liabilities were a decrease in accrued pension and postretirement benefits of $11.3 million, a net decrease of accounts payable and accrued liabilities of $7.6 million primarily driven by lower accrued compensation. Partially offsetting these cash outflows was a decrease in accounts receivable of $20.4 million due to lower sales volume.
During the six months ended December 31, 2015, cash flow provided by operating activities for the period consisted of net loss and non-cash items amounting to an inflow of $64.2 million, and by changes in certain assets and liabilities netting to an inflow of $40.4 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts receivable of $69.8 million due to lower sales volume and a decrease in inventory of $46.6 million due to our continued focus on working capital management. Offsetting these cash inflows were a decrease of accounts payable and accrued liabilities of $44.1 million primarily driven by lower accrued compensation and lower restructuring liabilities; a decrease in accrued pension and postretirement benefits of $18.2 million due in part to payments to previous executives; and a decrease of accrued income taxes of $12.4 million primarily driven by payment of a capital gains tax related to a prior period tax reorganization.
Cash Flow (Used for) Provided by Investing Activities
Cash flow used for investing activities was $67.0 million for the six months ended December 31, 2016, compared to cash provided by investing activities of $5.1 million in the prior year period. During the current year period, cash flow used for investing activities included capital expenditures, net of $67.1 million, which consisted primarily of equipment upgrades.
For the six months ended December 31, 2015, cash flow provided by investing activities included $61.1 million of proceeds from the sale of non-core businesses, partially offset by capital expenditures, net of $56.8 million, which consisted primarily of equipment upgrades.
Cash Flow Used for Financing Activities
Cash flow used for financing activities was $34.7 million for the six months ended December 31, 2016 compared to $75.4 million in the prior year period. During the current year period, cash flow used for financing activities included $32.0 million of cash dividends paid to Shareholders and a $6.6 million payment on the remaining contingent consideration related to a prior acquisition. These cash outflows were partially offset by $3.5 million of dividend reinvestment and the effect of employee benefit and stock plans and $0.6 million net increase in borrowings.
For the six months ended December 31, 2015, cash flow used for financing activities primarily included $44.5 million net decrease in borrowings and $31.8 million of cash dividends paid to Shareholders. These cash flows were partially offset by $1.5 million of dividend reinvestment and the effect of employee benefit and stock plans.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION

Working capital was $581.6 million at December 31, 2016, a decrease of $66.5 million from $648.1 million at June 30, 2016. The decrease in working capital was primarily driven by a decrease in cash and cash equivalents of $59.6 million, a decrease in accounts receivable of $31.4 million due to lower sales volume, a decrease in deferred income taxes of $26.7 million due to the impact of prospective adoption of a new accounting standard requiring all deferred tax assets and liabilities to be classified as long-term and a decrease in inventories of $8.9 million. Partially offsetting these items were an increase in other current assets of $23.1 million as a result of the reclassification of $14 million prepaid taxes from noncurrent to current as we expect to receive a refund in the next 12 months, a decrease in accrued expenses of $14.7 million driven by payroll timing and lower accrued vacation pay, a decrease in accounts payable of $13.2 million as a result of both lower volumes and our focus on working capital management and a decrease in other current liabilities of $11.7 million due primarily to the payment to relieve the remaining contingent consideration related to a prior year acquisition and lower accrued compensation. Currency exchange rate effects decreased working capital by $18.4 million.
Property, plant and equipment, net decreased $5.5 million from $730.6 million at June 30, 2016 to $725.1 million at December 31, 2016, primarily due to depreciation expense of $46.0 million, a negative currency exchange impact of $12.0 million during the current period and disposals of $3.5 million. These decreases are partially offset by capital expenditures of $70.6 million, which includes $15.4 million change in accounts payable related to purchases of property, plant and equipment.
At December 31, 2016, other assets were $557.9 million, an increase of $1.1 million from $556.8 million at June 30, 2016. The primary driver for the increase was an increase in deferred income taxes of $19.9 million due in part to the impact of prospective adoption of a new accounting standard requiring all deferred tax assets and liabilities to be classified as long-term. This increase was partially offset by a $9.9 million decrease in other intangible assets, which was due to amortization expense of $8.4 million and unfavorable currency exchange effects of $1.5 million, and a $6.5 million decrease in goodwill due to currency exchange effects.
Long-term debt and capital leases increased by $0.8 million to $694.3 million at December 31, 2016 from $693.5 million at June 30, 2016.
Kennametal Shareholders' equity was $902.8 million at December 31, 2016, a decrease of $61.5 million from $964.3 million at June 30, 2016. The decrease was primarily due to unfavorable currency exchange of $40.3 million, cash dividends paid to Shareholders of $32.0 million and net loss attributable to Kennametal of $14.4 million, partially offset by capital stock issued under employee benefit and stock plans of $14.5 million, unrecognized net pension and other postretirement benefit gain of $4.1 million and reclassification of net pension and other postretirement benefit loss of $3.6 million.

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
Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At December 31, 2016 and June 30, 2016, the balances of these reserves were $12.1 million and $12.5 million, respectively. These reserves represent anticipated costs associated with the remediation of these issues.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at December 31, 2016 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2016	655	$28.59	—	10,100,100
November 1 through November 30, 2016	4,418	30.58	—	10,100,100
December 1 through December 31, 2016	2,530	32.99	—	10,100,100
Total	7,603	$31.21	—

(1)
During the current period, 1,824 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 5,779 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.

(2)	On July 25, 2013, the Company publicly announced an amended repurchase program for up to 17 million shares of its outstanding capital stock outside of the Company's dividend reinvestment program.

UNREGISTERED SALES OF EQUITY SECURITIES
None.

ITEM 6. EXHIBITS

(10)	Material Contracts
(10.1)	Form of Kennametal Inc. Restricted Unit Award (three-year cliff vest) (granted under the Kennametal Inc. Stock and Incentive Plan of 2016)	Filed herewith.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31.1)	Certification executed by Ronald M. De Feo, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.
(31.2)	Certification executed by Jan Kees van Gaalen, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.
(32)	Section 1350 Certifications
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

KENNAMETAL INC.

Date:	February 8, 2017	By:	/s/ Martha Fusco
Martha Fusco Vice President Finance and Corporate Controller