Form 10-Q
period 2017-03-31
KENNAMETAL INC
filed 2017-05-09
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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
YES [X] NO [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at April 28, 2017
Capital Stock, par value $1.25 per share	80,554,198

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share amounts)	2017	2016	2017	2016
Sales	$528,630	$497,837	$1,493,343	$1,577,212
Cost of goods sold	342,365	340,484	1,015,926	1,127,828
Gross profit	186,265	157,353	477,417	449,384
Operating expense	116,939	121,004	347,808	373,827
Restructuring and asset impairment charges (Notes 8 and 18)	7,169	7,142	44,230	128,498
Loss on divestiture (Note 5)	—	(2,557)	—	130,750
Amortization of intangibles	4,245	4,429	12,665	16,315
Operating income (loss)	57,912	27,335	72,714	(200,006)
Interest expense	7,331	7,113	21,475	20,895
Other expense (income), net	1,626	(1,938)	2,470	(1,582)
Income (loss) before income taxes	48,955	22,160	48,769	(219,319)
Provision (benefit) for income taxes	9,301	5,465	22,401	(61,499)
Net income (loss)	39,654	16,695	26,368	(157,820)
Less: Net income attributable to noncontrolling interests	764	695	1,873	1,634
Net income (loss) attributable to Kennametal	$38,890	$16,000	$24,495	$(159,454)
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings (loss) per share	$0.48	$0.20	$0.31	$(2.00)
Diluted earnings (loss) per share	$0.48	$0.20	$0.30	$(2.00)
Dividends per share	$0.20	$0.20	$0.60	$0.60
Basic weighted average shares outstanding	80,398	79,871	80,219	79,814
Diluted weighted average shares outstanding	81,381	80,224	80,965	79,814
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2017	2016	2017	2016
Net income (loss)	$39,654	$16,695	$26,368	$(157,820)
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges	(866)	(637)	614	165
Reclassification of unrealized loss (gain) on expired derivatives designated and qualified as cash flow hedges	389	238	1,158	(1,946)
Unrecognized net pension and other postretirement benefit (loss) gain	(725)	(888)	3,376	1,561
Reclassification of net pension and other postretirement benefit loss	1,804	1,219	5,434	3,641
Foreign currency translation adjustments	13,785	17,783	(26,480)	(24,705)
Reclassification of foreign currency translation adjustment (gain) loss realized upon sale	—	(1,940)	—	15,088
Total other comprehensive income (loss), net of tax	14,387	15,775	(15,898)	(6,196)
Total comprehensive income (loss)	54,041	32,470	10,470	(164,016)
Less: comprehensive income attributable to noncontrolling interests	1,734	1,222	2,203	1,094
Comprehensive income (loss) attributable to Kennametal Shareholders	$52,307	$31,248	$8,267	$(165,110)
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	March 31, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$100,817	$161,579
Accounts receivable, less allowance for doubtful accounts of $12,562 and $12,724, respectively	376,956	370,916
Inventories (Note 11)	490,212	458,830
Deferred income taxes (Note 3)	—	26,713
Other current assets	75,061	57,303
Total current assets	1,043,046	1,075,341
Property, plant and equipment:
Land and buildings	351,909	353,789
Machinery and equipment	1,541,177	1,511,462
Less accumulated depreciation	(1,164,311)	(1,134,611)
Property, plant and equipment, net	728,775	730,640
Other assets:
Goodwill (Note 18)	294,315	298,487
Other intangible assets, less accumulated amortization of $124,163 and $114,093, respectively (Note 18)	193,069	207,208
Deferred income taxes (Note 3)	34,481	14,459
Other	41,053	36,648
Total other assets	562,918	556,802
Total assets	$2,334,739	$2,362,783
LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases	$253	$732
Notes payable to banks	1,338	1,163
Accounts payable	190,841	182,039
Accrued income taxes	17,732	16,602
Accrued expenses	76,026	74,470
Other current liabilities	140,609	152,269
Total current liabilities	426,799	427,275
Long-term debt and capital leases, less current maturities (Notes 3 and 12)	694,631	693,548
Deferred income taxes (Note 3)	13,690	17,126
Accrued pension and postretirement benefits	190,434	201,473
Accrued income taxes	2,837	3,100
Other liabilities	26,777	24,460
Total liabilities	1,355,168	1,366,982
EQUITY (Note 16)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 80,252 and 79,694 shares issued, respectively	100,315	99,618
Additional paid-in capital	457,305	436,617
Retained earnings	757,079	780,597
Accumulated other comprehensive loss	(368,737)	(352,509)
Total Kennametal Shareholders’ Equity	945,962	964,323
Noncontrolling interests	33,609	31,478
Total equity	979,571	995,801
Total liabilities and equity	$2,334,739	$2,362,783
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Nine Months Ended March 31,
(in thousands)	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$26,368	$(157,820)
Adjustments for non-cash items:
Depreciation	68,369	73,297
Amortization	12,665	16,315
Stock-based compensation expense	17,285	14,705
Restructuring and asset impairment charges (Note 8 and 18)	1,224	111,922
Deferred income tax provision	1,300	(85,426)
Loss on divestiture (Note 5)	—	130,750
Other	(2,711)	239
Changes in certain assets and liabilities:
Accounts receivable	(12,736)	44,125
Inventories	(38,110)	47,778
Accounts payable and accrued liabilities	25,789	(16,244)
Accrued income taxes	1,087	(12,989)
Accrued pension and postretirement benefits	(18,799)	(22,901)
Other	(1,710)	1,663
Net cash flow provided by operating activities	80,021	145,414
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(94,095)	(83,285)
Disposals of property, plant and equipment	3,852	5,102
Proceeds from divestiture (Note 5)	—	61,100
Other	111	835
Net cash flow used for investing activities	(90,132)	(16,248)
FINANCING ACTIVITIES
Net increase (decrease) in notes payable	333	(4,088)
Term debt borrowings	25,298	50,070
Term debt repayments	(25,830)	(94,337)
Purchase of capital stock	(188)	(231)
Dividend reinvestment and the effect of employee benefit and stock plans	7,057	1,713
Cash dividends paid to Shareholders	(48,013)	(47,780)
Other	(6,439)	(55)
Net cash flow used for financing activities	(47,782)	(94,708)
Effect of exchange rate changes on cash and cash equivalents	(2,869)	(3,388)
CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(60,762)	31,070
Cash and cash equivalents, beginning of period	161,579	105,494
Cash and cash equivalents, end of period	$100,817	$136,564
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

2.BASIS OF PRESENTATION

The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with our 2016 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2016 was derived from the audited balance sheet included in our 2016 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the nine months ended March 31, 2017 and 2016 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2017 is to the fiscal year ending June 30, 2017. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

3.NEW ACCOUNTING STANDARDS
Adopted
In January 2017, the FASB issued guidance to simplify the test for goodwill impairment by removing step two of the test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The new guidance requires an entity to perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, including goodwill. This standard is effective for Kennametal beginning July 1, 2020; however, early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company has chosen to early adopt this guidance and does not expect the adoption of the guidance to have a material impact on our condensed consolidated financial position, results of operations and cash flows.
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
In April 2015, the FASB issued guidance on the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance was effective for Kennametal beginning July 1, 2016 and was retrospectively applied to all periods presented. Debt issuance costs of $5.0 million and $6.0 million are reported as direct reductions of the carrying amounts of debt liabilities in the balance sheet as of March 31, 2017 and June 30, 2016, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Issued
In March 2017, the FASB issued guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This guidance is effective for Kennametal beginning July 1, 2018. We are in the process of assessing the impact the adoption of this guidance will have on our condensed consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. It also requires additional disclosures. We will adopt this standard on July 1, 2018. We have commenced our assessment of the new standard and developed a project plan to guide the implementation. Currently, we are analyzing the standard's impact on our customer arrangements and evaluating the new standard against our historical accounting policies and practices, including the timing of revenue recognition. We have not yet determined the impact of adoption on our condensed consolidated financial statements.

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	Nine Months Ended March 31,
(in thousands)	2017	2016
Cash paid during the period for:
Interest	$20,725	$20,056
Income taxes	20,013	38,429
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	15,404	16,400

5.	DIVESTITURE

During the nine months ended March 31, 2016, Kennametal completed the sale of the outstanding capital stock of: Kennametal Extrude Hone LLC and its wholly owned subsidiaries, Kennametal Stellite S.r.l. (Bellusco, Italy), Kennametal Stellite S.p.A. (Milan, Italy), Kennametal Stellite GmbH (Koblenz, Germany); and all of the assets of the businesses of: Tricon (manufacturing operations in Birmingham, Alabama; Chicago, Illinois; and Elko, Nevada), Landis (manufacturing operation in Waynesboro, Pennsylvania); and all of the assets located at the Biel, Switzerland manufacturing facility ("non-core businesses") to Madison Industries for an aggregate price of $61.1 million, net. A portion of the transaction proceeds were used to pay down revolver debt and the remaining balance was held as cash on hand.

The net book value of these non-core businesses was $191.9 million, which included a refinement to estimated working capital adjustment. We recognized a pre-tax loss on the sale of $133.3 million during the three months ended December 31, 2015 which included the impact of estimated working capital adjustments, deal costs and transaction costs. We recorded a pre-tax net gain on divestiture during the three months ended March 31, 2016 of approximately $2.6 million, which consisted primarily of the write-off of the currency translation adjustments of a legal entity liquidated in the March quarter, partially offset by a refinement to our estimated working capital adjustment. The pre-tax net loss on divestiture during the nine months ended March 31, 2016 was $130.8 million, of which $127.2 million and $3.6 million were recorded in the Infrastructure and Industrial segments, respectively. The pre-tax income attributable to the non-core businesses was assessed and determined to be immaterial for disclosure for the periods presented.

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
Level 3: Inputs that are unobservable.
As of March 31, 2017, the fair values of the Company’s financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$1,421	$—	$1,421
Total assets at fair value	$—	$1,421	$—	$1,421

Liabilities:
Derivatives (1)	$—	$1,352	$—	$1,352
Total liabilities at fair value	$—	$1,352	$—	$1,352

As of June 30, 2016, the fair values of the Company’s financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$334	$—	$334
Total assets at fair value	$—	$334	$—	$334

Liabilities:
Derivatives (1)	$—	$763	$—	$763
Contingent consideration	—	—	6,600	6,600
Total liabilities at fair value	$—	$763	$6,600	$7,363
 (1) Currency derivatives are valued based on observable market spot and forward rates and are classified within Level 2 of the fair value hierarchy.

There have been no changes in classification and transfers between levels in the fair value hierarchy in the current period. The fair value of contingent consideration payable that was classified as Level 3 at June 30, 2016 related to our probability assessments of expected future milestone targets, primarily associated with product delivery, related to a previous acquisition. During the the nine months ended March 31, 2017, the Company paid the remaining $6.6 million in conjunction with achieved milestone targets. The payment is recorded in the financing activities section of our condensed consolidated statement of cash flow for the nine months ended March 31, 2017 under the caption "other." The contingent consideration was recorded in other current liabilities in our condensed consolidated balance sheet at June 30, 2016. No other changes in the expected outcome have occurred during the nine months ended March 31, 2017.

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
The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheet are as follows:

(in thousands)	March 31, 2017	June 30, 2016
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$901	$323
Other assets - range forward contracts	40	—
Total derivatives designated as hedging instruments	941	323
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	480	11
Other current liabilities - currency forward contracts	(1,352)	(763)
Total derivatives not designated as hedging instruments	(872)	(752)
Total derivatives	$69	$(429)
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

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2017	2016	2017	2016
Other expense (income), net - currency forward contracts	$538	$(182)	$161	$(116)

CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts at maturity are recorded in accumulated other comprehensive loss and are recognized as a component of other expense, net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at March 31, 2017 and June 30, 2016, was $66.2 million and $53.3 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at March 31, 2017, we expect to recognize into earnings in the next 12 months $0.6 million of income on outstanding derivatives.
The following represents gains and losses related to cash flow hedges:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2017	2016	2017	2016
(Losses) gains recognized in other comprehensive loss, net	$(866)	$(914)	$615	$(637)
Losses reclassified from accumulated other comprehensive loss into other expense (income), net	$390	$629	$1,158	$293

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the nine months ended March 31, 2017 and 2016.
NET INVESTMENT HEDGES
During the three months ended March 31, 2017, we designated certain foreign currency-denominated intercompany loans payable with total aggregate principal amounts of €63.0 million as net investment hedges to hedge the foreign exchange exposure of our net investment in Euro-based subsidiaries. The remeasurements of these non-derivatives designated as net investment hedges are calculated each period with changes reported in foreign currency translation adjustment within accumulated other comprehensive loss. Such amounts will remain in accumulated other comprehensive loss unless we complete or substantially complete liquidation or disposal of our investment in the underlying foreign operations. A loss of $0.5 million was recorded as a component of foreign currency translation adjustments in other comprehensive income (loss) for the three and nine months ended March 31, 2017. We did not have net investment hedges during the three and nine months ended March 31, 2016.

As of March 31, 2017, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

Instrument	Notional (EUR in thousands)(2)	Notional (USD in thousands)(2)	Maturity
Foreign currency-denominated intercompany loan payable	€30,046	$32,083	June 30, 2017
Foreign currency-denominated intercompany loan payable	26,327	28,112	June 26, 2022
Foreign currency-denominated intercompany loan payable	8,612	9,196	November 20, 2018
Foreign currency-denominated intercompany loan payable	2,032	2,169	October 11, 2017
(2) Includes principal and accrued interest.

8.	RESTRUCTURING AND RELATED CHARGES
We are implementing restructuring actions to streamline the Company's cost structure. These initiatives are expected to improve the alignment of our cost structure with the current operating environment through headcount reductions, as well as rationalization and consolidation of certain manufacturing facilities. These restructuring actions are expected to be completed by December of fiscal 2019 and are anticipated to be mostly cash expenditures.
The total pre-tax charges for these programs are expected to be in the range of $165 million to $195 million, which is expected to be approximately 60 percent Industrial, 5 percent Widia, 30 percent Infrastructure and 5 percent Corporate. Total restructuring and related charges since inception of $124.5 million have been recorded for these programs through March 31, 2017: $65.4 million in Industrial, $40.7 million in Infrastructure, $11.1 million in Widia and $7.3 million in Corporate.
We have recorded restructuring and related charges of $9.6 million and $14.0 million for the three months ended March 31, 2017 and 2016, respectively. Of these amounts, restructuring charges totaled $7.1 million and $7.5 million for the three months ended March 31, 2017 and 2016, respectively. Restructuring charges of $0.4 million were related to inventory and were recorded in cost of goods sold for the three months ended March 31, 2016. Restructuring-related charges of $1.7 million and $1.1 million were recorded in cost of goods sold and $0.8 million and $5.4 million in operating expense for the three months ended March 31, 2017 and 2016, respectively.
We have recorded restructuring and related charges of $53.1 million and $38.0 million for the nine months ended March 31, 2017 and 2016, respectively. Of these amounts, restructuring charges totaled $44.5 million and $20.1 million, of which expense of $0.3 million and $0.1 million were related to inventory and were recorded in cost of goods sold for the nine months ended March 31, 2017 and 2016, respectively. Restructuring-related charges of $5.8 million and $4.7 million were recorded in cost of goods sold and $2.8 million and $13.2 million in operating expense for the nine months ended March 31, 2017 and 2016, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2017, $13.3 million and $2.5 million of the restructuring accrual is recorded in other current liabilities and other liabilities, respectively, in our condensed consolidated balance sheet. The restructuring accrual of $15.7 million as of June 30, 2016 is recorded in other current liabilities. The amount attributable to each segment is as follows:

(in thousands)	June 30, 2016	Expense	Asset Write-Down	Translation	Cash Expenditures	March 31, 2017
Industrial
Severance	$8,180	$25,359	$—	$(313)	$(24,395)	$8,831
Facilities	—	111	(111)	—	—	—
Other	809	(30)	—	(10)	(546)	223
Total Industrial	$8,989	$25,440	$(111)	$(323)	$(24,941)	$9,054

Widia
Severance	$909	$4,820	$—	$(60)	$(4,637)	$1,032
Facilities	—	10	(10)	—	—	—
Other	90	(6)	—	(1)	(83)	—
Total Widia	$999	$4,824	$(10)	$(61)	$(4,720)	$1,032

Infrastructure
Severance	$5,301	$12,838	$—	$(159)	$(12,351)	$5,629
Facilities	33	1,399	(1,399)	—	—	33
Other	381	(15)	—	(5)	(279)	82
Total Infrastructure	$5,715	$14,222	$(1,399)	$(164)	$(12,630)	$5,744
Total	$15,703	$44,486	$(1,520)	$(548)	$(42,291)	$15,830

9.	STOCK-BASED COMPENSATION
Stock Options
There were no grants made during the nine months ended March 31, 2017.
The assumptions used in our Black-Scholes valuation related to grants made during the nine months ended March 31, 2016 were as follows:

Risk-free interest rate	1.4%
Expected life (years) (3)	4.5
Expected volatility (4)	31.7%
Expected dividend yield	2.1%
(3) Expected life is derived from historical experience.
(4) Expected volatility is based on the implied historical volatility of our stock.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in our stock options for the nine months ended March 31, 2017 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2016	2,547,809	$33.72
Granted	—	—
Exercised	(250,366)	28.59
Lapsed or forfeited	(183,249)	31.29
Options outstanding, March 31, 2017	2,114,194	$34.53	4.2	$12,207
Options vested and expected to vest, March 31, 2017	2,096,072	$34.58	4.2	$12,017
Options exercisable, March 31, 2017	1,641,869	$35.97	3.1	$7,382
During the nine months ended March 31, 2017 and 2016, compensation expense related to stock options was $1.3 million and $2.8 million, respectively. As of March 31, 2017, the total unrecognized compensation cost related to options outstanding was $1.1 million and is expected to be recognized over a weighted average period of 1.4 years.
Weighted average fair value of options granted during the nine months ended March 31, 2016 was $6.45 per option. Fair value of options vested during the nine months ended March 31, 2017 and 2016 was $3.3 million and $2.3 million, respectively.
Tax benefits relating to excess stock-based compensation deductions are presented in the condensed consolidated statements of cash flow as financing cash inflows. No tax benefits were realized resulting from stock-based compensation deductions for the nine months ended March 31, 2017 due to the valuation allowance on U.S. deferred tax assets. Tax benefits resulting from stock-based compensation deductions were less than amounts reported for financial reporting purposes by $1.8 million for the nine months ended March 31, 2016.
The amount of cash received from the exercise of capital stock options during the nine months ended March 31, 2017 and 2016 was $7.2 million and $1.0 million, respectively. No related tax benefit was realized for the nine months ended March 31, 2017 due to the valuation allowance on U.S. deferred tax assets, and the related tax benefit was immaterial for the nine months ended March 31, 2016. The total intrinsic value of options exercised during the nine months ended March 31, 2017 was $1.6 million, and the total intrinsic value of options exercised during the nine months ended March 31, 2016 was immaterial.
Under the provisions of the Kennametal Inc. Stock and Incentive Plan of 2010 as amended and restated on October 22, 2013 and as further amended January 27, 2015, and the Kennametal Inc. 2016 Stock and Incentive Plan, plan participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during both the nine months ended March 31, 2017 and 2016 was immaterial.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in our time vesting and performance vesting restricted stock units for the nine months ended March 31, 2017 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2016	115,467	$36.96	1,014,744	$31.97
Granted	235,241	26.35	610,633	25.45
Vested	(17,124)	45.24	(362,563)	35.27
Performance metric not achieved	(35,980)	26.35	—	—
Forfeited	(17,354)	35.31	(68,458)	27.60
Unvested, March 31, 2017	280,250	$27.62	1,194,356	$27.87
During the nine months ended March 31, 2017 and 2016, compensation expense related to time vesting and performance vesting restricted stock units was $15.8 million and $11.7 million, respectively. As of March 31, 2017, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $17.0 million and is expected to be recognized over a weighted average period of 2.0 years.

10.	BENEFIT PLANS
We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to some U.S. employees.
The table below summarizes the components of net periodic pension income:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2017	2016	2017	2016
Service cost	$720	$1,154	$2,180	$3,473
Interest cost	7,756	9,375	23,335	28,299
Expected return on plan assets	(14,659)	(14,560)	(44,088)	(43,924)
Amortization of transition obligation	22	19	67	61
Amortization of prior service credit	(113)	(104)	(339)	(313)
Recognition of actuarial losses	2,066	1,805	6,266	5,452
Settlement gain	(320)	—	(320)	—
Special termination benefit charge	—	—	—	214
Net periodic pension income	$(4,528)	$(2,311)	$(12,899)	$(6,738)

The settlement gain of $0.3 million during the three and nine months ended March 31, 2017 is the result of income from the settlement with several terminated Executive Retirement Plan participants. The special termination benefit charge of $0.2 million during the nine months ended March 31, 2016 is the result of lump sum payments to several terminated Executive Retirement Plan participants.
The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2017	2016	2017	2016
Interest cost	$168	$210	$505	$630
Amortization of prior service credit	(6)	(6)	(16)	(16)
Recognition of actuarial loss	89	81	266	242
Net periodic other postretirement benefit cost	$251	$285	$755	$856

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 45 percent and 44 percent of total inventories at March 31, 2017 and June 30, 2016, respectively. Since inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

(in thousands)	March 31, 2017	June 30, 2016
Finished goods	$286,990	$284,054
Work in process and powder blends	168,354	166,274
Raw materials	90,389	68,472
Inventories at current cost	545,733	518,800
Less: LIFO valuation	(55,521)	(59,970)
Total inventories	$490,212	$458,830

12.	LONG-TERM DEBT
Our five-year, multi-currency, revolving credit facility, as amended and restated in April 2016 (Credit Agreement) permits revolving credit loans of up to $600 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of March 31, 2017. We had no borrowings outstanding under the Credit Agreement as of March 31, 2017 and June 30, 2016. Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries. The Credit Agreement matures in April 2021.
Fixed rate debt had a fair market value of $700.7 million and $704.0 million at March 31, 2017 and June 30, 2016, respectively. The Level 2 fair value is determined based on the quoted market price of this debt as of March 31, 2017 and June 30, 2016, respectively.

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
Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At March 31, 2017 and June 30, 2016, the balances of these reserves were $12.1 million and $12.5 million, respectively. These reserves represent anticipated costs associated with the remediation of these issues.

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
The effective income tax rates for the three months ended March 31, 2017 and 2016 were 19.0 percent and 24.7 percent, respectively. The decrease is primarily driven by a prior year asset impairment charge, current quarter earnings in the U.S. that cannot be tax affected in the current year and a prior year loss on divestiture, offset partially by a favorable impact in the prior year quarter related to a U.S. provision to return adjustment that did not repeat in the current year.
The effective income tax rates for the nine months ended March 31, 2017 and 2016 were 45.9 percent (provision on income) and 28.0 percent (benefit on a loss), respectively. The change was primarily driven by restructuring and related charges, a favorable impact in the prior year quarter related to a U.S. provision to return adjustment that did not repeat in the current year and current year-to-date losses in the U.S. that cannot be tax affected in the current year, offset partially by a prior year asset impairment charge and a prior year loss on divestiture.

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
For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options, unvested performance awards and unvested restricted stock units by 1.0 million shares and 0.4 million shares for the three months ended March 31, 2017 and 2016, respectively, and 0.7 million shares for the nine months ended March 31, 2017. Unexercised capital stock options, performance awards and restricted stock units of 1.2 million shares and 3.1 million shares for the three months ended March 31, 2017 and 2016, respectively, and 1.8 million shares for the nine months ended March 31, 2017, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore the inclusion would have been anti-dilutive. For the nine months ended March 31, 2016, the effect of unexercised capital stock options and unvested restricted stock units was anti-dilutive as a result of a net loss in the period and therefore has been excluded from diluted shares outstanding as well as from the diluted earnings per share calculation.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests as of March 31, 2017 and 2016 is as follows:

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2016	$99,618	$436,617	$780,597	$(352,509)	$31,478	$995,801
Net income	—	—	24,495	—	1,873	26,368
Other comprehensive (loss) income	—	—	—	(16,228)	330	(15,898)
Dividend reinvestment	7	181	—	—	—	188
Capital stock issued under employee benefit and stock plans(5)	697	20,688	—	—	—	21,385
Purchase of capital stock	(7)	(181)	—	—	—	(188)
Cash dividends paid	—	—	(48,013)	—	(72)	(48,085)
Balance as of March 31, 2017	$100,315	$457,305	$757,079	$(368,737)	$33,609	$979,571

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2015	$99,219	$419,829	$1,070,282	$(243,523)	$29,628	$1,375,435
Net (loss) income	—	—	(159,454)	—	1,634	(157,820)
Other comprehensive loss	—	—	—	(5,656)	(540)	(6,196)
Dividend reinvestment	12	219	—	—	—	231
Capital stock issued under employee benefit and stock plans(5)	380	10,863	—	—	—	11,243
Purchase of capital stock	(12)	(219)	—	—	—	(231)
Cash dividends paid	—	—	(47,780)	—	(71)	(47,851)
Balance as of March 31, 2016	$99,599	$430,692	$863,048	$(249,179)	$30,651	$1,174,811
(5) Net of restricted stock units delivered upon vesting to satisfy tax withholding requirements.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of, and changes in, AOCL were as follows, net of tax, for the nine months ended March 31, 2017 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2016	$(212,163)	$(131,212)	$(9,134)	$(352,509)
Other comprehensive income (loss) before reclassifications	3,376	(26,810)	614	(22,820)
Amounts reclassified from AOCL	5,434	—	1,158	6,592
Net current period other comprehensive income (loss)	8,810	(26,810)	1,772	(16,228)
AOCL, March 31, 2017	$(203,353)	$(158,022)	$(7,362)	$(368,737)

Attributable to noncontrolling interests:
Balance, June 30, 2016	$—	$(3,446)	$—	$(3,446)
Other comprehensive income before reclassifications	—	330	—	330
Net current period other comprehensive income	—	330	—	330
AOCL, March 31, 2017	$—	$(3,116)	$—	$(3,116)

The components of, and changes in, AOCL were as follows, net of tax, for the nine months ended March 31, 2016 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2015	$(138,793)	$(97,309)	$(7,421)	$(243,523)
Other comprehensive income (loss) before reclassifications	1,561	(24,165)	165	(22,439)
Amounts reclassified from AOCL	3,641	15,088	(1,946)	16,783
Net current period other comprehensive income (loss)	5,202	(9,077)	(1,781)	(5,656)
AOCL, March 31, 2016	$(133,591)	$(106,386)	$(9,202)	$(249,179)

Attributable to noncontrolling interests:
Balance, June 30, 2015	$—	$(2,258)	$—	$(2,258)
Other comprehensive loss before reclassifications	—	(540)	—	(540)
Net current period other comprehensive loss	—	(540)	—	(540)
AOCL, March 31, 2016	$—	$(2,798)	$—	$(2,798)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications out of AOCL for the three and nine months ended March 31, 2017 and 2016 consisted of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
Details about AOCL components	2017	2016	2017	2016	Affected line item in the Income Statement
Gains and losses on cash flow hedges:
Forward starting interest rate swaps	$545	$525	$1,635	$1,574	Interest expense
Currency exchange contracts	(156)	(141)	(477)	(4,713)	Other expense (income), net
Total before tax	389	384	1,158	(3,139)
Tax impact	—	(146)	—	1,193	Provision (benefit) for income taxes
Net of tax	$389	$238	$1,158	$(1,946)

Postretirement benefit plans:
Amortization of transition obligations	$22	$19	$67	$61	See note 10 for further details
Amortization of prior service credit	(119)	(110)	(355)	(329)	See note 10 for further details
Recognition of actuarial losses	2,155	1,886	6,532	5,694	See note 10 for further details
Total before tax	2,058	1,795	6,244	5,426
Tax impact	(254)	(576)	(810)	(1,785)	Provision (benefit) for income taxes
Net of tax	$1,804	$1,219	$5,434	$3,641

Foreign currency translation adjustments:
Released due to divestiture	$—	$(1,940)	$—	$15,088	Loss on divestiture
Total before taxes	—	(1,940)	—	15,088
Tax impact	—	—	—	—	Provision (benefit) for income taxes
Net of tax	$—	$(1,940)	$—	$15,088

The amount of income tax allocated to each component of other comprehensive income for the three months ended March 31, 2017 and 2016:

		2017			2016
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized loss on derivatives designated and qualified as cash flow hedges	$(866)	$—	$(866)	$(1,027)	$390	$(637)
Reclassification of unrealized loss on expired derivatives designated and qualified as cash flow hedges	389	—	389	384	(146)	238
Unrecognized net pension and other postretirement benefit loss	(970)	245	(725)	(1,332)	444	(888)
Reclassification of net pension and other postretirement benefit loss	2,058	(254)	1,804	1,795	(576)	1,219
Foreign currency translation adjustments	13,706	79	13,785	19,432	(1,649)	17,783
Reclassification of foreign currency translation adjustment gain realized upon sale	—	—	—	(1,940)	—	(1,940)
Other comprehensive income	$14,317	$70	$14,387	$17,312	$(1,537)	$15,775

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amount of income tax allocated to each component of other comprehensive loss for the nine months ended March 31, 2017 and 2016:

		2017			2016
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	$614	$—	$614	$266	$(101)	$165
Reclassification of unrealized loss (gain) on expired derivatives designated and qualified as cash flow hedges	1,158	—	1,158	(3,139)	1,193	(1,946)
Unrecognized net pension and other postretirement benefit gain	4,431	(1,055)	3,376	1,884	(323)	1,561
Reclassification of net pension and other postretirement benefit loss	6,244	(810)	5,434	5,426	(1,785)	3,641
Foreign currency translation adjustments	(26,559)	79	(26,480)	(25,294)	589	(24,705)
Reclassification of foreign currency translation adjustment loss realized upon sale	—	—	—	15,088	—	15,088
Other comprehensive loss	$(14,112)	$(1,786)	$(15,898)	$(5,769)	$(427)	$(6,196)

18.	GOODWILL AND OTHER INTANGIBLE ASSETS
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
We are currently exploring strategic alternatives for one of our non-core Infrastructure businesses. The estimated net book value of the business is approximately $30 million as of March 31, 2017. As the strategic direction has not yet been determined for this business, the Company cannot determine if additional impairment charges will be incurred.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Industrial	Widia	Infrastructure	Total
Gross goodwill	$408,705	$40,624	$633,211	$1,082,540
Accumulated impairment losses	(137,204)	(13,638)	(633,211)	(784,053)
Balance as of June 30, 2016	$271,501	$26,986	$—	$298,487

Activity for the nine months ended March 31, 2017:
Change in gross goodwill due to translation	(4,459)	287	—	(4,172)

Gross goodwill	404,246	40,911	633,211	1,078,368
Accumulated impairment losses	(137,204)	(13,638)	(633,211)	(784,053)
Balance as of March 31, 2017	$267,042	$27,273	$—	$294,315

Fiscal 2016 December Quarter Impairment Charge
As previously disclosed, we recorded a non-cash pre-tax impairment charge during the three months ended December 31, 2015 of $106.1 million in the Infrastructure segment, of which $105.7 million was for goodwill and $0.4 million was for an indefinite-lived trademark intangible asset. We also recorded a preliminary non-cash pre-tax impairment charge during the three months ended December 31, 2015 of $2.3 million in the Widia segment for an indefinite-lived trademark intangible asset. These impairment charges were recorded in restructuring and asset impairment charges in our condensed consolidated statements of income.

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
The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	March 31, 2017		June 30, 2016
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract-based	3 to 15	$7,059	$(7,002)	$7,152	$(6,886)
Technology-based and other	4 to 20	45,753	(27,822)	47,323	(27,011)
Customer-related	10 to 21	204,088	(70,983)	205,471	(66,938)
Unpatented technology	10 to 30	31,691	(9,967)	31,837	(4,614)
Trademarks	5 to 20	12,259	(8,389)	12,668	(8,644)
Trademarks	Indefinite	16,382	—	16,850	—
Total		$317,232	$(124,163)	$321,301	$(114,093)
During the nine months ended March 31, 2017 and 2016, we recorded amortization expense of $12.7 million and $16.3 million, respectively, related to our other intangible assets.

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
Our sales and operating income (loss) by segment are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2017	2016	2017	2016
Sales:
Industrial (6)	$289,455	$274,123	$825,990	$812,892
Widia (6)	46,297	42,249	130,186	127,696
Infrastructure	192,878	181,465	537,167	636,624
Total sales	$528,630	$497,837	$1,493,343	$1,577,212
Operating income (loss):
Industrial (6)	$38,535	$26,371	$62,138	$59,855
Widia (6)	606	(1,679)	(7,797)	(8,053)
Infrastructure	19,770	3,748	22,457	(242,417)
Corporate	(999)	(1,105)	(4,084)	(9,391)
Total operating income (loss)	57,912	27,335	72,714	(200,006)
Interest expense	7,331	7,113	21,475	20,895
Other expense (income), net	1,626	(1,938)	2,470	(1,582)
Income (loss) from continuing operations before income taxes	$48,955	$22,160	$48,769	$(219,319)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Total assets by segment are as follows:

(in thousands)	March 31, 2017	June 30, 2016
Industrial (6)	$1,100,690	$1,019,887
Widia (6)	191,453	195,339
Infrastructure	791,194	849,447
Corporate	251,402	298,110
Total assets	$2,334,739	$2,362,783
(6) Amounts for the three and nine months ended March 31, 2017 and as of June 30, 2016 have been restated to reflect the change in reportable operating segments.

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
This quarter’s results exceeded our expectations by almost every metric. Sales grew and costs declined, reflecting continuing progress with the work we began nine months ago. Our sales of $528.6 million for the quarter ended March 31, 2017 increased 6 percent compared to sales for the quarter ended March 31, 2016. Every segment and every region reported increased sales. The Widia segment posted quarterly profit for the first time with operating margin of 1.3 percent. The Industrial and Infrastructure segments posted operating margins of 13.3 percent and 10.3 percent, respectively.
Operating income was $57.9 million, compared to $27.3 million in the prior year quarter. Year-over-year comparative operating results reflect incremental restructuring benefits of approximately $20 million, organic sales growth, higher absorption and productivity, lower restructuring and related charges in the current period and favorable mix, partially offset by higher performance-based compensation and the negative effects of higher raw material costs.
The permanent savings that we are realizing from restructuring are the result of all programs that we have undertaken over the past 27 months. Pre-tax benefits from these restructuring actions were approximately $30 million in the current quarter, of which approximately $20 million were incremental to the same quarter one year ago. As of March 31, 2017, we are anticipating approximately $90 million of the annualized savings associated with our employment reduction initiative. We expect our other restructuring programs to deliver annualized savings of $75 million to $90 million once completed. Refer to the Results of Continuing Operations section of Item 2 for further discussion and analysis of our restructuring programs.
In addition to these restructuring programs, our product and process simplification, End-to-End and factory modernization initiatives are underway. Very little of the current period progress reflects the structural benefits from the modernization and End-to-End initiatives that we have planned, nor the benefits from the ongoing product and process simplification initiatives. The results of those programs are expected to accrue to the Company over the next two to three years.
We reported current quarter earnings per diluted share of $0.48, which include $0.12 per share of restructuring and related charges. Earnings per diluted share of $0.20 in the prior year quarter included $0.18 per share of restructuring and related charges, a net gain of $0.03 per share from divestiture, and a tax impact of $0.02 per share related to prior year second quarter asset impairment charges.
We generated cash flow from operating activities of $80.0 million and $145.4 million during the nine months ended March 31, 2017 and 2016, respectively. The decrease is due primarily to increases in primary working capital and higher restructuring payments, partially offset by higher cash earnings and lower tax and pension payments. Capital expenditures were $94.1 million and $83.3 million during the nine months ended March 31, 2017 and 2016, respectively.
We invested further in technology and innovation to continue meeting our customers' needs. Research and development expenses included in operating expense totaled $9.4 million for the three months ended March 31, 2017.
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
A key attribute of the new structure is the establishment of the Widia operating segment. In order to better leverage the opportunities in this business, in addition to being more agile and competitive in the marketplace, we are placing higher levels of focus, determination and leadership in the business. The newly formed Industrial and Widia segments were formed from the previously reported Industrial segment. Amounts for the three and nine months ended March 31, 2016 and as of June 30, 2016 have been restated to reflect the change in reportable operating segments.
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
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the goodwill and indefinite-lived intangible impairment test will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as: (i) a decrease in expected future cash flows, specifically, a decrease in sales volume driven by a prolonged weakness in consumer demand or other competitive pressures adversely affecting our long-term volume trends, unfavorable working capital changes and an inability to successfully achieve our cost savings targets; (ii) inability to achieve all of the anticipated benefits from restructuring actions assumed; (iii) an economic recovery that significantly differs from our assumptions in timing and/or degree; (iv) volatility in the equity and debt markets or other country specific factors which could result in a higher discount rate; and (v) sensitivity to market transaction multiples.

RESULTS OF CONTINUING OPERATIONS

SALES
Sales for the three months ended March 31, 2017 were $528.6 million, an increase of $30.8 million or 6 percent, from $497.8 million in the prior year quarter. The increase in sales was driven by a 5 percent organic growth and a 2 percent increase due to more business days, partially offset by a 1 percent unfavorable currency exchange impact. Excluding the impact of currency exchange, sales increased by approximately 21 percent in energy, 8 percent in general engineering, 4 percent in earthworks and 3 percent in transportation, offset partially by a decrease of approximately 1 percent in aerospace and defense. On a regional basis excluding the impact of currency exchange, sales increased by 15 percent in Asia, 6 percent in the Americas and 5 percent in Europe.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Sales for the nine months ended March 31, 2017 were $1,493.3 million, a decrease of $83.9 million or 5 percent, from $1,577.2 million in the prior year period. The decrease in sales was driven by a 5 percent decline from divestiture and a 1 percent unfavorable currency exchange impact, partially offset by 1 percent organic growth. Excluding the impact of currency exchange and divestiture, sales increased by approximately 5 percent in energy, 4 percent in general engineering, 3 percent in aerospace and defense and 1 percent in transportation, offset partially by a decrease of approximately 9 percent in earthworks. On a regional basis excluding the impact of currency exchange and divestiture, sales increased 6 percent in Asia while sales remained flat in both the Americas and Europe.

GROSS PROFIT
Gross profit for the three months ended March 31, 2017 was $186.3 million, an increase of $28.9 million from $157.4 million in the prior year quarter. The increase was primarily due to incremental restructuring benefits of approximately $10 million, sales volume growth, higher fixed cost absorption and productivity and favorable mix, partially offset by unfavorable currency exchange impact of $3.1 million and higher raw material costs. The gross profit margin for the three months ended March 31, 2017 was 35.2 percent, as compared to 31.6 percent generated in the prior year quarter.
Gross profit for the nine months ended March 31, 2017 was $477.4 million, an increase of $28.0 million from $449.4 million in the prior year period. The increase was primarily due to higher fixed cost absorption and productivity, lower raw material costs and incremental restructuring benefits of approximately $20 million, partially offset by unfavorable mix, divestiture impact of $11.4 million and unfavorable currency exchange impact of $8.6 million. The gross profit margin for the nine months ended March 31, 2017 was 32.0 percent, as compared to 28.5 percent generated in the prior year period.

OPERATING EXPENSE
Operating expense for the three months ended March 31, 2017 decreased $4.1 million or 3.4 percent to $116.9 million as compared to $121.0 million in the prior year quarter. The decrease was primarily due to incremental restructuring benefits of approximately $10 million, $4.6 million less in restructuring-related charges and favorable foreign currency exchange impacts of $1.0 million, partially offset by $7.3 million higher employment-related costs.
Operating expense for the nine months ended March 31, 2017 decreased $26.0 million or 7.0 percent to $347.8 million as compared to $373.8 million in the prior year period. The decrease was primarily due to incremental restructuring benefits of approximately $25 million, divestiture impact of $10.5 million, $10.4 million less in restructuring-related charges and favorable foreign currency exchange impacts of $3.5 million, offset partially by higher employment-related costs of $17.0 million.

RESTRUCTURING AND RELATED CHARGES AND ASSET IMPAIRMENT CHARGES
We have recorded restructuring and related charges of $9.6 million and $14.0 million for the three months ended March 31, 2017 and 2016, respectively. Of these amounts, restructuring charges totaled $7.1 million and $7.5 million for the three months ended March 31, 2017 and 2016, respectively. Restructuring charges of $0.4 million were related to inventory and were recorded in cost of goods sold for the three months ended March 31, 2016. Restructuring-related charges of $1.7 million and $1.1 million were recorded in cost of goods sold and $0.8 million and $5.4 million in operating expense for the three months ended March 31, 2017 and 2016, respectively.
We have recorded restructuring and related charges of $53.1 million and $38.0 million for the nine months ended March 31, 2017 and 2016, respectively. Of these amounts, restructuring charges totaled $44.5 million and $20.1 million, of which expense of $0.3 million and $0.1 million were related to inventory and were recorded in cost of goods sold for the nine months ended March 31, 2017 and 2016, respectively. Restructuring-related charges of $5.8 million and $4.7 million were recorded in cost of goods sold and $2.8 million and $13.2 million in operating expense for the nine months ended March 31, 2017 and 2016, respectively.
Total restructuring and related charges since the inception of our restructuring plans through March 31, 2017 were $124.5 million. See Note 8 in our condensed consolidated financial statements set forth in Part I Item 1 of this Quarterly Report on Form 10-Q (Note 8).

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We are implementing restructuring actions to streamline the Company's cost structure. These initiatives are expected to improve the alignment of our cost structure with the current operating environment through headcount reductions, as well as rationalization and consolidation of certain manufacturing facilities. These restructuring actions are currently anticipated to deliver annual ongoing pre-tax savings of $165 million to $180 million once completed by December of fiscal 2019 and are anticipated to be mostly cash expenditures. The total pre-tax charges for these programs are expected to be in the range of $165 million to $195 million.
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

INTEREST EXPENSE
Interest expense for the three months ended March 31, 2017 increased $0.2 million to $7.3 million as compared to $7.1 million in the prior year quarter. Interest expense for the nine months ended March 31, 2017 increased $0.6 million to $21.5 million as compared to $20.9 million in the prior year period.

OTHER EXPENSE (INCOME), NET
Other expense, net for the three months ended March 31, 2017, was $1.6 million compared to other income, net of $1.9 million in the prior year quarter. The year-over-year change was primarily due to foreign currency transaction losses.
Other expense, net for the nine months ended March 31, 2017, was $2.5 million compared to other income, net of $1.6 million in the prior year period. The year-over-year change was primarily due to losses on derivatives, partially offset by loss on sale of assets in the prior year and income from transition services provided to the acquirer of our non-core businesses.

INCOME TAXES
The effective income tax rates for the three months ended March 31, 2017 and 2016 were 19.0 percent and 24.7 percent, respectively. The decrease is primarily driven by a prior year asset impairment charge, current quarter earnings in the U.S. that cannot be tax affected in the current year and a prior year loss on divestiture, offset partially by a favorable impact in the prior year quarter related to a U.S. provision to return adjustment that did not repeat in the current year.
The effective income tax rates for the nine months ended March 31, 2017 and 2016 were 45.9 percent (provision on income) and 28.0 percent (benefit on a loss), respectively. The change was primarily driven by restructuring and related charges, a favorable impact in the prior year quarter related to a U.S. provision to return adjustment that did not repeat in the current year and current year-to-date losses in the U.S. that cannot be tax affected in the current year, offset partially by a prior year asset impairment charge and a prior year loss on divestiture.

BUSINESS SEGMENT REVIEW

We operate three reportable segments consisting of Industrial, Widia and Infrastructure. Expenses that are not allocated are reported in Corporate. Segment determination is based upon the manner in which we organize segments for making operating decisions and assessing performance and the availability of separate financial results.
Amounts for the three and nine months ended March 31, 2016 for Industrial and Widia have been restated to reflect the change in reportable operating segments.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INDUSTRIAL

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2017	2016	2017	2016
Sales	$289,455	$274,123	$825,990	$812,892
Operating income	38,535	26,371	62,138	59,855
For the three months ended March 31, 2017, Industrial sales increased 6 percent from the prior year quarter, reflecting organic growth of 5 percent and a 3 percent increase due to more business days, partially offset by 2 percent unfavorable currency exchange. Excluding the impact of currency exchange, sales increased approximately 18 percent in energy, 9 percent in general engineering, 6 percent in aerospace and defense and 3 percent in transportation. General engineering sales benefited from growth in the indirect channel, due in part to the strengthening of oil and gas in the U.S. and growth in the China automotive market. Oil and gas in the Americas likewise contributed to overall growth in energy, coupled with increases in power generation globally. Transportation experienced growth in Asia with tiered suppliers and truck OEMs which was tempered slightly by lower project sales in the Americas. Conditions continue to be favorable in the aerospace sector, with engine growth being supplemented by increasing demand related to frames. On a segment regional basis excluding the impact of currency exchange, sales increased 17 percent in Asia, 6 percent in Europe and 4 percent in the Americas. The sales increase in Asia was primarily driven by the transportation, general engineering, aerospace and defense and energy end markets. The sales increase in Europe was primarily driven by the performance in the general engineering, aerospace and defense and transportation end markets. The sales increase in the Americas was primarily driven by the performance in the general engineering and energy end markets, partially offset by decreases in the transportation and aerospace and defense end markets.
For the three months ended March 31, 2017, Industrial operating income increased by $12.2 million, driven primarily by incremental restructuring benefits of approximately $11 million, organic sales growth, higher absorption and productivity and $2.9 million less restructuring and related charges, partially offset by higher performance-based compensation, a prior year adjustment to the estimated loss on divestiture that resulted in a gain of $3.7 million and unfavorable mix. Industrial operating margin was 13.3 percent compared with 9.6 percent in the prior year.
For the nine months ended March 31, 2017, Industrial sales increased 2 percent from the same period last year, reflecting organic growth of 4 percent, offset partially by unfavorable currency exchange of 2 percent. Excluding the impact of currency exchange and divestiture, sales increased 7 percent in general engineering, 6 percent in aerospace and defense and 1 percent in transportation, while energy remained flat. Activity in the aerospace sector remains elevated with sales growing globally. General engineering sales have benefited from stability in indirect channel stock levels, offsetting the general industrial weakness caused by the decline in the energy sector. The transportation market was mixed with more projects contributing to higher sales in Asia, partially offset by less favorable conditions in Europe and Americas. On a segment regional basis excluding the impact of divestiture and currency exchange, sales increased 10 percent in Asia, 4 percent in the Americas and 1 percent in Europe. The sales increase in Asia was primarily driven by the transportation and general engineering end markets and to a lesser extent the aerospace and defense end market. The sales increase in the Americas was primarily driven by the performance in the general engineering end market and to a lesser extent the energy end market, partially offset by a decrease in the transportation end market. The sales increase in Europe was primarily driven by the performance in the aerospace and defense and general engineering end markets, offset partially by a decrease in the transportation end market.
For the nine months ended March 31, 2017, Industrial operating income increased by $2.3 million, driven primarily by $24 million incremental restructuring benefits, organic sales growth, higher absorption and productivity and a $3.6 million loss on divestiture in the prior period, partially offset by $12.3 million higher restructuring and related charges, unfavorable currency exchange and unfavorable mix. Industrial operating margin was 7.5 percent compared with 7.4 percent in the prior year.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

WIDIA

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2017	2016	2017	2016
Sales	$46,297	$42,249	$130,186	$127,696
Operating income (loss)	606	(1,679)	(7,797)	(8,053)
For the three months ended March 31, 2017, Widia sales increased 10 percent from the prior year quarter, driven by organic growth of 9 percent and a 1 percent increase due to more business days. On a segment regional basis excluding the impact of currency exchange, sales increased 14 percent in Asia, 11 percent in the Americas and 3 percent in Europe.
For the three months ended March 31, 2017, Widia operating income was $0.6 million compared to a $1.7 million loss for the prior year period. The year-over-year change of $2.3 million was driven primarily by organic sales growth and incremental restructuring benefits of approximately $2 million. Widia operating income margin was 1.3 percent compared with operating loss margin of 4.0 percent in the prior year.
For the nine months ended March 31, 2017, Widia segment sales increased by 2 percent from the same period last year, due to organic growth of 4 percent, offset partially by an unfavorable business days impact of 1 percent and unfavorable currency exchange of 1 percent. On a segment regional basis excluding the impact of currency exchange, sales increased 12 percent in Asia, offset partially by a decrease of 3 percent in Europe, while sales in the Americas remained flat.
For the nine months ended March 31, 2017, Widia operating loss was $7.8 million compared to $8.1 million for the prior year period. Operating loss decreased by $0.3 million, driven primarily by incremental restructuring benefits of approximately $4 million, a prior period other intangible asset impairment charge of $2.3 million, lower raw material costs, higher absorption and productivity and organic sales growth, offset by $2.8 million higher restructuring and related charges and unfavorable mix. Widia operating loss margin was 6.0 percent compared with 6.3 percent in the prior year.

INFRASTRUCTURE

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2017	2016	2017	2016
Sales	$192,878	$181,465	$537,167	$636,624
Operating income (loss)	19,770	3,748	22,457	(242,417)
For the three months ended March 31, 2017, Infrastructure sales increased by 6 percent from the prior year quarter, reflecting organic growth of 4 percent and a 2 percent increase due to more business days. Excluding the impact of currency exchange, sales increased by approximately 22 percent in energy, 3 percent in earthworks and 1 percent in general engineering. Key energy markets, particularly in North America, showed strong growth during the quarter with average quarterly land U.S. rig counts up 37 percent year-over-year. On a segment regional basis excluding the impact of currency exchange, sales increased 12 percent in Asia and 6 percent in the Americas, while Europe remained flat. The sales increase in Asia was driven primarily by the performance in the earthworks and general engineering end markets. The sales increase in the Americas was primarily driven by performance in the energy and earthworks end markets. Flat sales in Europe reflect an increase in the energy end market, offset by a decrease in the earthworks end market.
For the three months ended March 31, 2017, Infrastructure operating income increased by $16.0 million, driven primarily by incremental restructuring program benefits of approximately $8 million, higher absorption and productivity, favorable mix, a prior period $1.1 million loss on divestiture and $0.7 million lower restructuring and related charges in the current period, offset partially by higher raw material costs in the current period. Infrastructure operating margin was 10.3 percent compared with 2.1 percent in the prior year.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the nine months ended March 31, 2017, Infrastructure sales decreased by 16 percent, reflecting a 12 percent decline due to divestiture, a 3 percent organic sales decline and a 1 percent unfavorable currency exchange impact. Excluding the impact of currency exchange and divestiture, sales decreased by approximately 10 percent in earthworks and 2 percent in general engineering, offset partially by an increase of approximately 7 percent in energy. Key energy markets, particularly in North America, have continued to stabilize during the year. U.S. rig counts have increased steadily from fiscal 2016 year-end lower levels. Oil and gas sales in the Americas have increased year-over-year by 19 percent compared to the prior year. Conditions in underground mining in North America were impacted by challenges in the first half of the year and sales have declined by 17 percent compared to the prior year. On a segment regional basis excluding the impact of divestiture and currency exchange, sales decreased 4 percent in Europe, 3 percent in the Americas and 1 percent in Asia. The sales decrease in Europe was driven primarily by a decrease in earthworks, partially offset by an increase in energy. The sales decrease in the Americas was primarily driven by decreases in the earthworks and general engineering end markets, offset partially by an increase in the energy end market. The sales decrease in Asia was driven primarily by the performance in the earthworks end market, offset partially by increases in the general engineering end market, and to a lesser extent increases in the energy end market.
For the nine months ended March 31, 2017, Infrastructure operating income was $22.5 million compared to operating loss of $242.4 million for the prior year period. The change in operating results is due primarily to a prior period $127.2 million loss on divestiture, prior period goodwill and other intangible asset impairment charges of $106.1 million, lower raw material costs, higher productivity, incremental restructuring program benefits of approximately $17 million and divestiture impact of $1.9 million, offset partially by lower organic sales, $5.6 million more restructuring and related charges and unfavorable mix. Infrastructure operating income margin was 4.2 percent compared with operating loss margin of 38.1 percent in the prior year.

CORPORATE

	Three Months Ended March 31,		Nine Months Ended December 31,
(in thousands)	2017	2016	2016	2016
Corporate unallocated expense	$(999)	$(1,105)	$(4,084)	$(9,391)
For the three months ended March 31, 2017, Corporate unallocated expense decreased $0.1 million, or 9.6 percent, from the prior year quarter.
For the nine months ended March 31, 2017, Corporate unallocated expense decreased $5.3 million, or 56.5 percent, primarily due to $5.6 million lower restructuring-related charges in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations is the primary source of funding for capital expenditures and internal growth. Year to date March 31, 2017 cash flow provided by operating activities was $80.0 million, primarily driven by cash earnings, partially offset by increases in primary working capital and by net outflows from changes in other assets and liabilities.
Our five-year, multi-currency, revolving credit facility, as amended and restated in April 2016 (Credit Agreement) is used to augment cash from operations and is an additional source of funds. The Credit Agreement permits revolving credit loans of up to $600.0 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The Credit Agreement matures in April 2021. We had no borrowings outstanding on our Credit Agreement as of March 31, 2017.
The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the agreement). We were in compliance with all covenants as of March 31, 2017. For the nine months ended March 31, 2017, average daily borrowings outstanding under the Credit Agreement were approximately $29.1 million. Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We consider the unremitted earnings of our non-U.S. subsidiaries that have not previously been taxed in the U.S. to be permanently reinvested. As of March 31, 2017, cash and cash equivalents of $42.8 million and short-term intercompany advances made by our foreign subsidiaries to our U.S. parent of $18.5 million would not be available for use in the U.S. on a long-term basis without incurring U.S. federal and state income tax consequences. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business or associated with our domestic debt service requirements.
At March 31, 2017, cash and cash equivalents were $100.8 million, total debt, including notes payable, was $696.2 million and total Kennametal Shareholders' equity was $946.0 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.
There have been no material changes in our contractual obligations and commitments since June 30, 2016.
Cash Flow Provided by Operating Activities
During the nine months ended March 31, 2017, cash flow provided by operating activities was $80.0 million, compared to $145.4 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $124.5 million and changes in certain assets and liabilities netting to an outflow of $44.5 million. Contributing to the changes in certain assets and liabilities were an increase in inventories of $38.1 million, a decrease in accrued pension and postretirement benefits of $18.8 million and an increase in accounts receivable of $12.7 million. Partially offsetting these cash outflows was a net increase of accounts payable and accrued liabilities of $25.8 million. The increases in inventories, accounts payable and accounts receivable is due in part to higher demand trends in most of our end markets.
During the nine months ended March 31, 2016, cash flow provided by operating activities for the period consisted of net loss and non-cash items amounting to an inflow of $104.0 million, and by changes in certain assets and liabilities netting to an inflow of $41.4 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts receivable of $44.1 million due to lower sales volume and a decrease in inventory of $47.8 million due to our continued focus on working capital management. Offsetting these cash inflows were a decrease of accounts payable and accrued liabilities of $16.2 million primarily driven by lower restructuring liabilities and accrued compensation, partially offset by an increase in accounts payable due to lower volumes and our continued focus on working capital management; a decrease in accrued pension and postretirement benefits of $22.9 million primarily due to payments to previous executives; and a decrease of accrued income taxes of $13.0 million primarily driven by payment of a capital gains tax related to a prior period tax reorganization.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $90.1 million for the nine months ended March 31, 2017, compared to $16.2 million in the prior year period. During the current year period, cash flow used for investing activities included capital expenditures, net of $90.2 million, which consisted primarily of equipment upgrades.
For the nine months ended March 31, 2016, cash flow used for investing activities included capital expenditures, net of $78.2 million, which consisted primarily of equipment upgrades. These capital expenditures were partially offset by $61.1 million of proceeds from the sale of non-core businesses.
Cash Flow Used for Financing Activities
Cash flow used for financing activities was $47.8 million for the nine months ended March 31, 2017 compared to $94.7 million in the prior year period. During the current year period, cash flow used for financing activities included $48.0 million of cash dividends paid to Shareholders and a $6.4 million payment on the remaining contingent consideration related to a prior acquisition. These cash outflows were partially offset by $7.1 million of dividend reinvestment and the effect of employee benefit and stock plans.
For the nine months ended March 31, 2016, cash flow used for financing activities primarily included $48.4 million net decrease in borrowings and $47.8 million of cash dividends paid to Shareholders. These cash flows were partially offset by $1.7 million of dividend reinvestment and the effect of employee benefit and stock plans.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION

Working capital was $616.2 million at March 31, 2017, a decrease of $31.8 million from $648.1 million at June 30, 2016. The decrease in working capital was primarily driven by a decrease in cash and cash equivalents of $60.8 million, a decrease in deferred income taxes of $26.7 million due to the impact of prospective adoption of a new accounting standard requiring all deferred tax assets and liabilities to be classified as long-term and a decrease in accounts payable of $8.8 million as a result of increasing volumes. Partially offsetting these items were an increase in inventories of $31.4 million, an increase in other current assets of $17.8 million due primarily to the reclassification of $14 million prepaid taxes from noncurrent to current as we expect to receive a refund in the next 12 months, a decrease in other current liabilities of $11.7 million due primarily to the payment to relieve the remaining contingent consideration related to a prior year acquisition lower accrued compensation and an increase in accounts receivable of $6.0 million due to increasing volumes. Currency exchange rate effects decreased working capital in total by $10.3 million, the impact of which is included in the aforementioned changes.
Property, plant and equipment, net decreased $1.8 million from $730.6 million at June 30, 2016 to $728.8 million at March 31, 2017, primarily due to depreciation expense of $68.4 million, a negative currency exchange impact of $7.9 million during the current period and disposals of $3.9 million. These decreases are partially offset by capital expenditures of $94.1 million, which includes $15.4 million change in accounts payable related to purchases of property, plant and equipment.
At March 31, 2017, other assets were $562.9 million, an increase of $6.1 million from $556.8 million at June 30, 2016. The primary driver for the increase was an increase in deferred income taxes of $20.0 million due in part to the impact of prospective adoption of a new accounting standard requiring all deferred tax assets and liabilities to be classified as long-term. This increase was partially offset by a $14.1 million decrease in other intangible assets, which was due to amortization expense of $12.7 million and unfavorable currency exchange effects of $1.4 million, and a $4.2 million decrease in goodwill due to currency exchange effects.
Long-term debt and capital leases increased by $1.1 million to $694.6 million at March 31, 2017 from $693.5 million at June 30, 2016.
Kennametal Shareholders' equity was $946.0 million at March 31, 2017, a decrease of $18.4 million from $964.3 million at June 30, 2016. The decrease was primarily due to cash dividends paid to Shareholders of $48.0 million and unfavorable currency exchange of $26.5 million, partially offset by net income attributable to Kennametal of $24.5 million, capital stock issued under employee benefit and stock plans of $21.4 million, reclassification of net pension and other postretirement benefit loss of $5.4 million and unrecognized net pension and other postretirement benefit gain of $3.4 million.

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
Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At March 31, 2017 and June 30, 2016, the balances of these reserves were $12.1 million and $12.5 million, respectively. These reserves represent anticipated costs associated with the remediation of these issues.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at March 31, 2017 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The information set forth in Part I, Item 1, under the caption “Regulation” of the annual report on Form 10-K for the year ended June 30, 2016 is incorporated by reference into this Item 1. From time to time, we are party to legal claims and proceedings that arise in the ordinary course of business, which may relate to our operations or assets, including real, tangible or intellectual property. Although certain of these actions are currently pending, we do not believe that any individual proceeding is material or that our pending legal proceedings in the aggregate are material to Kennametal.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2017	4,061	$34.46	—	10,100,100
February 1 through February 28, 2017	9,477	37.44	—	10,100,100
March 1 through March 31, 2017	3,469	38.75	—	10,100,100
Total	17,007	$37.00	—

(1)
During the current period, 1,616 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 15,391 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.

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

KENNAMETAL INC.

Date:	May 9, 2017	By:	/s/ Patrick S. Watson
Patrick S. Watson Vice President Finance and Corporate Controller