Form 10-Q
period 2017-09-30
KENNAMETAL INC
filed 2017-11-07
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at October 31, 2017
Capital Stock, par value $1.25 per share	81,048,153

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2017	2016
Sales	$542,454	$477,140
Cost of goods sold	357,461	333,610
Gross profit	184,993	143,530
Operating expense	119,330	119,865
Restructuring and asset impairment charges (Notes 7 and 17)	5,525	28,605
Amortization of intangibles	3,661	4,271
Operating income (loss)	56,477	(9,211)
Interest expense	7,149	6,993
Other expense, net	88	118
Income (loss) before income taxes	49,240	(16,322)
Provision for income taxes	9,602	4,879
Net income (loss)	39,638	(21,201)
Less: Net income attributable to noncontrolling interests	455	455
Net income (loss) attributable to Kennametal	$39,183	$(21,656)
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings (loss) per share	$0.48	$(0.27)
Diluted earnings (loss) per share	$0.48	$(0.27)
Dividends per share	$0.20	$0.20
Basic weighted average shares outstanding	81,071	80,054
Diluted weighted average shares outstanding	82,123	80,054

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2017	2016
Net income (loss)	$39,638	$(21,201)
Other comprehensive income, net of tax
Unrealized loss on derivatives designated and qualified as cash flow hedges	(619)	(126)
Reclassification of unrealized loss on expired derivatives designated and qualified as cash flow hedges	396	387
Unrecognized net pension and other postretirement benefit (loss) gain	(1,965)	630
Reclassification of net pension and other postretirement benefit loss	1,779	1,834
Foreign currency translation adjustments	19,868	1,164
Total other comprehensive income, net of tax	19,459	3,889
Total comprehensive income (loss)	59,097	(17,312)
Less: comprehensive income attributable to noncontrolling interests	739	870
Comprehensive income (loss) attributable to Kennametal Shareholders	$58,358	$(18,182)
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	September 30, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$110,697	$190,629
Accounts receivable, less allowance for doubtful accounts of $13,455 and $13,693, respectively	385,624	380,425
Inventories (Note 10)	514,720	487,681
Other current assets	64,874	55,166
Total current assets	1,075,915	1,113,901
Property, plant and equipment:
Land and buildings	351,351	350,002
Machinery and equipment	1,616,376	1,577,776
Less accumulated depreciation	(1,212,208)	(1,183,390)
Property, plant and equipment, net	755,519	744,388
Other assets:
Assets held for sale (Note 7)	7,547	6,980
Goodwill (Note 17)	304,678	301,367
Other intangible assets, less accumulated amortization of $134,941 and $129,981, respectively (Note 17)	187,740	190,527
Deferred income taxes (Note 3)	28,772	28,349
Other	39,529	29,984
Total other assets	568,266	557,207
Total assets	$2,399,700	$2,415,496
LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases	$96	$190
Notes payable to banks	1,156	735
Accounts payable	186,342	215,722
Accrued income taxes	7,135	6,202
Accrued expenses	65,122	85,682
Other current liabilities	137,116	152,947
Total current liabilities	396,967	461,478
Long-term debt and capital leases, less current maturities (Note 11)	695,357	694,991
Deferred income taxes	15,479	14,883
Accrued pension and postretirement benefits	162,941	160,860
Accrued income taxes	2,737	2,636
Other liabilities	28,141	27,995
Total liabilities	1,301,622	1,362,843
Commitments and contingencies
EQUITY (Note 15)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 80,967 and 80,665 shares issued, respectively	101,208	100,832
Additional paid-in capital	476,690	474,547
Retained earnings	788,599	765,607
Accumulated other comprehensive loss	(304,517)	(323,692)
Total Kennametal Shareholders’ Equity	1,061,980	1,017,294
Noncontrolling interests	36,098	35,359
Total equity	1,098,078	1,052,653
Total liabilities and equity	$2,399,700	$2,415,496
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$39,638	$(21,201)
Adjustments for non-cash items:
Depreciation	22,777	23,167
Amortization	3,661	4,271
Stock-based compensation expense	6,543	9,088
Restructuring and asset impairment charges (Note 7 and 17)	3,159	(77)
Deferred income tax provision	577	456
Other	1,368	(1,312)
Changes in certain assets and liabilities:
Accounts receivable	626	23,111
Inventories	(19,704)	838
Accounts payable and accrued liabilities (Note 3)	(62,654)	(2,145)
Accrued income taxes	398	(521)
Accrued pension and postretirement benefits	(8,060)	(5,644)
Other	(8,203)	(6,480)
Net cash flow (used for) provided by operating activities	(19,874)	23,551
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(42,106)	(42,264)
Disposals of property, plant and equipment	426	1,138
Other	(67)	159
Net cash flow used for investing activities	(41,747)	(40,967)
FINANCING ACTIVITIES
Net increase (decrease) in notes payable	423	(128)
Term debt repayments	(93)	(244)
Purchase of capital stock	(55)	(63)
Dividend reinvestment and the effect of employee benefit and stock plans (Note 3)	(3,969)	(2,124)
Cash dividends paid to Shareholders	(16,191)	(15,980)
Other	(320)	(6,576)
Net cash flow used for financing activities	(20,205)	(25,115)
Effect of exchange rate changes on cash and cash equivalents	1,894	363
CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(79,932)	(42,168)
Cash and cash equivalents, beginning of period	190,629	161,579
Cash and cash equivalents, end of period	$110,697	$119,411
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION
Kennametal Inc. was incorporated in Pennsylvania in 1943 as a manufacturer of tungsten carbide metal cutting tooling. From this beginning, Kennametal Inc. and its subsidiaries (collectively, Kennametal or the Company) has grown into a global leader in the development and application of tungsten carbides, ceramics, super-hard materials and solutions used in metal cutting and mission-critical wear applications to combat extreme conditions associated with wear fatigue, corrosion and high temperatures. The Company's reputation for material technology, metal cutting application knowledge, as well as expertise and innovation in the development of custom solutions and services, contributes to its leading position in its primary markets.
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

2.BASIS OF PRESENTATION

The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with our 2017 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2017 was derived from the audited balance sheet included in our 2017 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the three months ended September 30, 2017 and 2016 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2018 is to the fiscal year ending June 30, 2018. When used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

3.NEW ACCOUNTING STANDARDS
Adopted
In March 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which is intended to simplify equity-based award accounting and presentation. The guidance impacts income tax accounting related to equity-based awards, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. We adopted this guidance July 1, 2017. The adoption of this guidance resulted in three changes. (1) The increase to deferred tax assets of $1.4 million related to cumulative excess tax benefits previously unrecognized was offset by a valuation allowance, due to the valuation allowance position of our U.S. entity. (2) Excess tax benefits, previously reported in the financing activities section of the condensed consolidated statement of cash flows, is now reported in the operating activities section, adopted on a prospective basis. Therefore, prior period statements of cash flow were not retrospectively adjusted for this provision. (3) Employee taxes paid when Kennametal withholds shares for tax withholding purposes, previously reported in the operating activities section of the condensed consolidated statement of cash flows, is now reported in the financing activities section, adopted on a retrospective basis. Therefore, prior period statements of cash flow were retrospectively adjusted for this provision: cash flow provided by operating activities and cash flow used for financing activities increased by $1.7 million for the three months ended September 30, 2016.
In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory," which requires that inventory other than LIFO be subsequently measured at the lower of cost and net realizable value, as opposed to the previous practice of lower of cost or market. Subsequent measurement is unchanged for inventory measured using LIFO. We adopted this guidance July 1, 2017. Adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Issued
In August 2017, the FASB issued ASU No. 2017-12, "Targeted Improvements to Accounting for Hedging Activities," which seeks to improve financial reporting and obtain closer alignment with risk management activities, in addition to simplifying the application of hedge accounting guidance and additional disclosures. This guidance is effective for us July 1, 2019. We are in the process of assessing the impact the adoption of this guidance may have on our condensed consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. It also requires additional disclosures. We will adopt this standard on July 1, 2018. Currently, we are analyzing the standard's impact on our customer arrangements and evaluating the new standard against our historical accounting policies and practices, including the timing of revenue recognition. In particular, we are assessing the identification of performance obligations and the impact of variable consideration on the transaction price determination. We continue to evaluate the impact that the adoption of this ASU will have on the condensed consolidated financial statements, including the timing of revenue recognition associated with certain customized products primarily in the Industrial and Infrastructure segments. Further, we continue to assess certain marketing programs and expect to identify more performance obligations under ASC 606 as compared with deliverables and separate units of account previously identified, primarily in the Industrial and Widia segments. We are evaluating the timing of revenue to determine if it will occur in the same or different periods. We have not determined the complete impact of adoption on our condensed consolidated financial statements.

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
(in thousands)	2017	2016
Cash paid during the period for:
Income taxes	$8,627	$4,943
Interest	7,060	6,935
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	11,477	15,404

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
Level 3: Inputs that are unobservable.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2017, the fair values of the Company’s financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$163	$—	$163
Total assets at fair value	$—	$163	$—	$163

Liabilities:
Derivatives (1)	$—	$1,674	$—	$1,674
Total liabilities at fair value	$—	$1,674	$—	$1,674

As of June 30, 2017, the fair values of the Company’s financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$359	$—	$359
Total assets at fair value	$—	$359	$—	$359

Liabilities:
Derivatives (1)	$—	$910	$—	$910
Total liabilities at fair value	$—	$910	$—	$910
 (1) Currency derivatives are valued based on observable market spot and forward rates and are classified within Level 2 of the fair value hierarchy.

There have been no changes in classification and transfers between levels in the fair value hierarchy in the current period.

6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheet are as follows:

(in thousands)	September 30, 2017	June 30, 2017
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$38	$1
Other current liabilities - range forward contracts	(1,510)	(671)
Other assets - range forward contracts	15	—
Other liabilities - range forward contracts	—	(101)
Total derivatives designated as hedging instruments	(1,457)	(771)
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	110	358
Other current liabilities - currency forward contracts	(164)	(138)
Total derivatives not designated as hedging instruments	(54)	220
Total derivatives	$(1,511)	$(551)

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

	Three Months Ended September 30,
(in thousands)	2017	2016
Other expense, net - currency forward contracts	$(116)	$(318)

CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts are recorded in accumulated other comprehensive loss and are recognized as a component of other expense, net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at September 30, 2017 and June 30, 2017, was $75.7 million and $75.3 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at September 30, 2017, we expect to recognize into earnings in the next 12 months $1.8 million of income on outstanding derivatives.
The following represents gains and losses related to cash flow hedges:

	Three Months Ended September 30,
(in thousands)	2017	2016
Losses recognized in other comprehensive loss, net	$(619)	$(125)
Losses reclassified from accumulated other comprehensive loss into other expense, net	$392	$386
No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the three months ended September 30, 2017 and 2016.
NET INVESTMENT HEDGES
As of September 30, 2017, we had certain foreign currency-denominated intercompany loans payable with total aggregate principal amounts of €33.0 million as net investment hedges to hedge the foreign exchange exposure of our net investment in Euro-based subsidiaries. A loss of $1.3 million was recorded as a component of foreign currency translation adjustments in other comprehensive income (loss) for the three months ended September 30, 2017. We did not have net investment hedges during the three months ended September 30, 2016.

As of September 30, 2017, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

Instrument	Notional (EUR in thousands)(2)	Notional (USD in thousands)(2)	Maturity
Foreign currency-denominated intercompany loan payable	€26,728	$31,616	June 26, 2022
Foreign currency-denominated intercompany loan payable	8,653	10,235	November 20, 2018
Foreign currency-denominated intercompany loan payable	2,041	2,414	October 11, 2019
(2) Includes principal and accrued interest.

7.	RESTRUCTURING AND RELATED CHARGES
In prior years, we implemented restructuring actions to streamline the Company's cost structure. The purpose of these initiatives was to improve the alignment of our cost structure with the current operating environment through headcount reductions, as well as rationalization and consolidation of certain manufacturing facilities. These restructuring actions were substantially completed in the September quarter of fiscal 2018 and were mostly cash expenditures.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Total restructuring and related charges since inception of $154.5 million has been recorded for these programs through September 30, 2017: $84.5 million in Industrial, $49.1 million in Infrastructure, $13.6 million in Widia and $7.3 million in Corporate.
We recorded restructuring and related charges of $6.9 million and $31.7 million for the three months ended September 30, 2017 and 2016, respectively. Of these amounts, restructuring charges totaled $5.5 million and $28.6 million, respectively. During the three months ended September 30, 2016, an immaterial amount of restructuring charges was related to inventory disposals and was recorded in cost of goods sold. There were no restructuring charges related to inventory disposals and recorded in cost of good sold during the three months ended September 30, 2017. Restructuring-related charges of $1.3 million and $2.0 million were recorded in cost of goods sold and $0.1 million and $1.1 million in operating expense for the three months ended September 30, 2017 and 2016, respectively.
As of September 30, 2017 and June 30, 2017, property, plant, and equipment of $7.5 million and $7.0 million, respectively, for certain closed manufacturing locations that are part of our restructuring programs met held for sale criteria. We expect to sell these assets within one year from the balance sheet date. These assets are recorded at the lower of carrying amount or fair value less cost to sell. We have also ceased depreciating these assets.
As of September 30, 2017 and June 30, 2017, $19.7 million and $27.3 million of the restructuring accrual is recorded in other current liabilities, respectively, and as of September 30, 2017 and June 30, 2017, $2.5 million is recorded in other liabilities in our condensed consolidated balance sheet. The amount attributable to each segment is as follows:

(in thousands)	June 30, 2017	Expense	Asset Write-Down	Translation	Cash Expenditures	September 30, 2017
Industrial
Severance	$17,639	$1,686	$—	$696	$(7,627)	$12,394
Facilities	—	2,374	(2,374)	—	—	—
Other	94	(30)	—	2	(22)	44
Total Industrial	$17,733	$4,030	$(2,374)	$698	$(7,649)	$12,438

Widia
Severance	$2,434	$342	$—	$141	$(1,545)	$1,372
Facilities	—	747	(747)	—	—	—
Other	—	(6)	—	—	6	—
Total Widia	$2,434	$1,083	$(747)	$141	$(1,539)	$1,372

Infrastructure
Severance	$9,573	$381	$—	$158	$(1,726)	$8,386
Facilities	21	38	(38)	—	(21)	—
Other	45	(7)	—	—	5	43
Total Infrastructure	$9,639	$412	$(38)	$158	$(1,742)	$8,429
Total	$29,806	$5,525	$(3,159)	$997	$(10,930)	$22,239

8.	STOCK-BASED COMPENSATION
Stock Options
There were no grants made during the three months ended September 30, 2017 and 2016.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in our stock options for the three months ended September 30, 2017 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2017	1,726,791	$34.08
Granted	—	—
Exercised	(1,628)	26.99
Lapsed or forfeited	(60,849)	39.40
Options outstanding, September 30, 2017	1,664,314	$33.89	4.5	$12,406
Options vested and expected to vest, September 30, 2017	1,654,835	$33.92	4.5	$12,291
Options exercisable, September 30, 2017	1,383,912	$35.47	3.8	$8,380
During the three months ended September 30, 2017 and 2016, compensation expense related to stock options was $0.2 million and $0.5 million, respectively. As of September 30, 2017, the total unrecognized compensation cost related to options outstanding was $0.7 million and is expected to be recognized over a weighted average period of 1.0 year.
Fair value of options vested during the three months ended September 30, 2017 and 2016 was $1.6 million and $2.6 million, respectively.
No tax benefits were realized resulting from stock-based compensation deductions for the three months ended September 30, 2017 and 2016 due to the valuation allowance on U.S. deferred tax assets.
The amount of cash received from the exercise of capital stock options during the three months ended September 30, 2017 and 2016 was immaterial. No related tax benefit was realized for the three months ended September 30, 2017 and 2016 due to the valuation allowance on U.S. deferred tax assets. The total intrinsic value of options exercised during the three months ended September 30, 2017 and 2016 was immaterial.
Under the provisions of the Kennametal Inc. Stock and Incentive Plan of 2010 as amended and restated on October 22, 2013 and as further amended January 27, 2015, and the Kennametal Inc. 2016 Stock and Incentive Plan, plan participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during both the three months ended September 30, 2017 and 2016 was immaterial.

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
Changes in our time vesting and performance vesting restricted stock units for the three months ended September 30, 2017 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2017	280,250	$27.62	1,153,444	$27.66
Granted	158,397	38.81	414,515	37.50
Vested	(10,031)	42.83	(371,610)	30.81
Performance metric adjustments, net	16,766	25.84	—	—
Forfeited	—	—	(10,311)	32.50
Unvested, September 30, 2017	445,382	$31.19	1,186,038	$30.06

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the three months ended September 30, 2017 and 2016, compensation expense related to time vesting and performance vesting restricted stock units was $6.0 million and $8.3 million, respectively. As of September 30, 2017, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $27.5 million and is expected to be recognized over a weighted average period of 2.3 years.

9.	BENEFIT PLANS
We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to some U.S. employees.
The table below summarizes the components of net periodic pension income:

	Three Months Ended September 30,
(in thousands)	2017	2016
Service cost	$404	$733
Interest cost	7,657	7,809
Expected return on plan assets	(14,090)	(14,757)
Amortization of transition obligation	23	23
Amortization of prior service cost (credit)	173	(113)
Recognition of actuarial losses	1,710	2,112
Net periodic pension (income) cost	$(4,123)	$(4,193)
The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended September 30,
(in thousands)	2017	2016
Interest cost	$157	$168
Amortization of prior service credit	(6)	(6)
Recognition of actuarial loss	70	89
Net periodic other postretirement benefit cost	$221	$251

10.	INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 41 percent and 43 percent of total inventories at September 30, 2017 and June 30, 2017, respectively. Since inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

(in thousands)	September 30, 2017	June 30, 2017
Finished goods	$298,266	$290,817
Work in process and powder blends	190,638	166,857
Raw materials	86,072	87,627
Inventories at current cost	574,976	545,301
Less: LIFO valuation	(60,256)	(57,620)
Total inventories	$514,720	$487,681

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	LONG-TERM DEBT
Our five-year, multi-currency, revolving credit facility, as amended and restated in April 2016 (Credit Agreement) provides for revolving credit loans of up to $600 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the Credit agreement). We were in compliance with all covenants as of September 30, 2017. We had no borrowings outstanding under the Credit Agreement as of September 30, 2017 and June 30, 2017. Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries. The Credit Agreement matures in April 2021.
Fixed rate debt had a fair market value of $707.2 million and $704.0 million at September 30, 2017 and June 30, 2017, respectively. The Level 2 fair value is determined based on the quoted market price of this debt as of September 30, 2017 and June 30, 2017, respectively.

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
Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At September 30, 2017 and June 30, 2017, the balances of these reserves were $12.6 million and $12.4 million, respectively. These reserves represent anticipated costs associated with the remediation of these issues.
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
The effective income tax rates for the three months ended September 30, 2017 and 2016 were 19.5 percent (provision on income) and 29.9 percent (provision on a loss), respectively. The change was primarily driven by U.S. losses in the prior year and U.S. income in the current year, neither of which can be tax affected due to a full valuation allowance on our domestic deferred tax assets.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.	EARNINGS PER SHARE
Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that would occur related to the issuance of capital stock under stock option grants, performance awards and restricted stock units. The difference between basic and diluted earnings per share relates solely to the effect of capital stock options, performance awards and restricted stock units.
For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options, unvested performance awards and unvested restricted stock units by 1.1 million shares for the three months ended September 30, 2017. Unexercised capital stock options, performance awards and restricted stock units of 0.8 million shares for the three months ended September 30, 2017 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore the inclusion would have been anti-dilutive. For the three months ended September 30, 2016, the effect of unexercised capital stock options, unvested performance awards and unvested restricted stock units was anti-dilutive as a result of a net loss in the period and therefore has been excluded from diluted shares outstanding as well as from the diluted earnings per share calculation.

15.	EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests as of September 30, 2017 and 2016 is as follows:

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2017	$100,832	$474,547	$765,607	$(323,692)	$35,359	$1,052,653
Net income	—	—	39,183	—	455	39,638
Other comprehensive income	—	—	—	19,175	284	19,459
Dividend reinvestment	2	53	—	—	—	55
Capital stock issued under employee benefit and stock plans(3)	376	2,143	—	—	—	2,519
Purchase of capital stock	(2)	(53)	—	—	—	(55)
Cash dividends paid	—	—	(16,191)	—	—	(16,191)
Balance as of September 30, 2017	$101,208	$476,690	$788,599	$(304,517)	$36,098	$1,098,078

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2016	$99,618	$436,617	$780,597	$(352,509)	$31,478	$995,801
Net (loss) income	—	—	(21,656)	—	455	(21,201)
Other comprehensive income	—	—	—	3,474	415	3,889
Dividend reinvestment	3	60	—	—	—	63
Capital stock issued under employee benefit and stock plans(3)	290	6,609	—	—	—	6,899
Purchase of capital stock	(3)	(60)	—	—	—	(63)
Cash dividends paid	—	—	(15,980)	—	—	(15,980)
Balance as of September 30, 2016	$99,908	$443,226	$742,961	$(349,035)	$32,348	$969,408

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3) Net of restricted stock units delivered upon vesting to satisfy tax withholding requirements.

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

The components of, and changes in, AOCL were as follows, net of tax, for the three months ended September 30, 2017 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2017	$(189,038)	$(126,606)	$(8,048)	$(323,692)
Other comprehensive income before reclassifications	(1,965)	19,584	(619)	17,000
Amounts reclassified from AOCL	1,779	—	396	2,175
Net current period other comprehensive income	(186)	19,584	(223)	19,175
AOCL, September 30, 2017	$(189,224)	$(107,022)	$(8,271)	$(304,517)

Attributable to noncontrolling interests:
Balance, June 30, 2017	$—	$(2,164)	$—	$(2,164)
Other comprehensive income before reclassifications	—	284	—	284
Net current period other comprehensive income	—	284	—	284
AOCL, September 30, 2017	$—	$(1,880)	$—	$(1,880)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of, and changes in, AOCL were as follows, net of tax, for the three months ended September 30, 2016 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2016	$(212,163)	$(131,212)	$(9,134)	$(352,509)
Other comprehensive income before reclassifications	630	749	(126)	1,253
Amounts reclassified from AOCL	1,834	—	387	2,221
Net current period other comprehensive income	2,464	749	261	3,474
AOCL, September 30, 2016	$(209,699)	$(130,463)	$(8,873)	$(349,035)

Attributable to noncontrolling interests:
Balance, June 30, 2016	$—	$(3,446)	$—	$(3,446)
Other comprehensive income before reclassifications	—	415	—	415
Net current period other comprehensive income	—	415	—	415
AOCL, September 30, 2016	$—	$(3,031)	$—	$(3,031)

Reclassifications out of AOCL for the three months ended September 30, 2017 and 2016 consisted of the following (in thousands):

	Three Months Ended September 30,
Details about AOCL components	2017	2016	Affected line item in the Income Statement
Gains and losses on cash flow hedges:
Forward starting interest rate swaps	$566	$545	Interest expense
Currency exchange contracts	(170)	(158)	Other expense, net
Total before tax	396	387
Tax impact	—	—	Provision for income taxes
Net of tax	$396	$387

Postretirement benefit plans:
Amortization of transition obligations	$23	$23	See note 9 for further details
Amortization of prior service credit	167	(119)	See note 9 for further details
Recognition of actuarial losses	1,780	2,201	See note 9 for further details
Total before tax	1,970	2,105
Tax impact	(191)	(271)	Provision for income taxes
Net of tax	$1,779	$1,834

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amount of income tax allocated to each component of other comprehensive income for the three months ended September 30, 2017 and 2016:

		2017			2016
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized loss on derivatives designated and qualified as cash flow hedges	$(619)	$—	$(619)	$(126)	$—	$(126)
Reclassification of unrealized loss on expired derivatives designated and qualified as cash flow hedges	396	—	396	387	—	387
Unrecognized net pension and other postretirement benefit (loss) gain	(2,600)	635	(1,965)	716	(86)	630
Reclassification of net pension and other postretirement benefit loss	1,970	(191)	1,779	2,105	(271)	1,834
Foreign currency translation adjustments	20,445	(577)	19,868	1,164	—	1,164
Other comprehensive income	$19,592	$(133)	$19,459	$4,246	$(357)	$3,889

17.	GOODWILL AND OTHER INTANGIBLE ASSETS
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
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Industrial	Widia	Infrastructure	Total
Gross goodwill	$410,694	$41,515	$633,211	$1,085,420
Accumulated impairment losses	(137,204)	(13,638)	(633,211)	(784,053)
Balance as of June 30, 2017	$273,490	$27,877	$—	$301,367

Activity for the three months ended September 30, 2017:
Change in gross goodwill due to translation	3,176	135	—	3,311

Gross goodwill	413,870	41,650	633,211	1,088,731
Accumulated impairment losses	(137,204)	(13,638)	(633,211)	(784,053)
Balance as of September 30, 2017	$276,666	$28,012	$—	$304,678

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	September 30, 2017		June 30, 2017
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract-based	3 to 15	$7,071	$(7,027)	$7,064	$(7,014)
Technology-based and other	4 to 20	46,875	(29,911)	46,461	(29,061)
Customer-related	10 to 21	206,552	(77,963)	205,502	(74,669)
Unpatented technology	10 to 30	31,833	(11,235)	31,754	(10,589)
Trademarks	5 to 20	12,492	(8,805)	12,401	(8,648)
Trademarks	Indefinite	17,858	—	17,326	—
Total		$322,681	$(134,941)	$320,508	$(129,981)
During the three months ended September 30, 2017 and 2016, we recorded amortization expense of $3.7 million and $4.3 million, respectively, related to our other intangible assets.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our sales and operating income (loss) by segment are as follows:

	Three Months Ended September 30,
(in thousands)	2017	2016
Sales:
Industrial	$297,464	$269,043
Widia	45,243	41,015
Infrastructure	199,747	167,082
Total sales	$542,454	$477,140
Operating income (loss):
Industrial	$34,812	$5,556
Widia	62	(5,756)
Infrastructure	22,069	(7,587)
Corporate	(466)	(1,424)
Total operating income (loss)	56,477	(9,211)
Interest expense	7,149	6,993
Other expense, net	88	118
Income (loss) from continuing operations before income taxes	$49,240	$(16,322)

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
Overall performance in the first quarter of fiscal year 2018 surpassed our expectations. On a consolidated basis, sales increased 13.7 percent, reflecting the sales growth in all segments, regions and end markets. Operating margin improved significantly to 10.4 percent from a 1.9 percent loss margin in the prior year quarter reflecting improvement in both gross margin and operating expense as a percentage of sales.
Our sales of $542.5 million for the quarter ended September 30, 2017 increased 13.7 percent compared to sales for the quarter ended September 30, 2016, driven by organic sales growth of 13 percent and favorable currency exchange impact of 2 percent, partially offset by fewer business days impact of 1 percent compared to the prior year quarter. Every segment and every region reported increased sales and improved profitability. The Industrial, Infrastructure and Widia segments posted operating margins of 11.7 percent, 11.0 percent and 0.1 percent, respectively.
Operating income was $56.5 million, compared to a $9.2 million loss in the prior year quarter. Year-over-year comparative operating results reflect $24.8 million less restructuring and related charges in the current period, organic sales growth, incremental restructuring benefits of approximately $22 million, favorable mix and higher productivity and fixed cost absorption, partially offset by higher compensation expense, more overtime costs and higher raw material costs.
We reported current quarter earnings per diluted share of $0.48, which include $0.07 per share of restructuring and related charges. The loss per diluted share of $0.27 in the prior year quarter included $0.38 per share of restructuring and related charges.
We substantially completed our existing restructuring programs in the quarter. The savings that we have realized from restructuring are the result of all programs that we had undertaken over the past 33 months. Approximate ongoing annualized savings for the programs are $165 million and inception to date total charges were $154.5 million. Pre-tax benefits from these restructuring actions were approximately $40 million in the current quarter, of which approximately $22 million were incremental to the same quarter one year ago. Refer to the Results of Continuing Operations section of Item 2 for further discussion and analysis of our restructuring programs.
The cost savings we achieved include only a small amount of the anticipated benefits from the Modernization initiative that we have planned, and the benefits from our ongoing product and process simplification initiatives. The results of those programs are anticipated to accrue to the Company over the next few years.
We had a net cash outflow from operating activities of $19.9 million during the three months ended September 30, 2017 compared to an net cash inflow from operating activities of $23.6 million during the prior year quarter. The change is due primarily to a net outflow from changes in other assets and liabilities, partially offset by the net inflow from net income with adjustments for non-cash items. Capital expenditures were $42.1 million and $42.3 million during the three months ended September 30, 2017 and 2016, respectively.
We invested further in technology and innovation to continue delivering high quality products to our customers. Research and development expenses included in operating expense totaled $9.6 million for the three months ended September 30, 2017.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Throughout the MD&A, we refer to measures used by management to evaluate performance. We also refer to a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP), including organic sales growth. The explanation at the end of the MD&A provides the definition of this non-GAAP financial measures as well as details on the use and the derivation of these financial measures.

RESULTS OF CONTINUING OPERATIONS

SALES
Sales for the three months ended September 30, 2017 were $542.5 million, an increase of $65.3 million or 13.7 percent, from $477.1 million in the prior year quarter. The increase in sales was driven by a 13 percent organic sales growth and a 2 percent favorable currency exchange impact, partially offset by a 1 percent decrease due to fewer business days. Excluding the impact of currency exchange, sales increased by approximately 24 percent in energy, 14 percent in earthworks, 10 percent in aerospace and defense, 7 percent in general engineering and 7 percent in transportation. On a regional basis excluding the impact of currency exchange, sales increased by 15 percent in Asia Pacific, 13 percent in the Americas and 8 percent in Europe, the Middle East and Africa (EMEA).

GROSS PROFIT
Gross profit for the three months ended September 30, 2017 was $185.0 million, an increase of $41.5 million from $143.5 million in the prior year quarter. The increase was primarily due to organic sales growth, incremental restructuring benefits of approximately $16 million, favorable mix, higher productivity and fixed cost absorption, favorable currency exchange impact of $3.1 million and $0.8 million less restructuring related charges, partially offset by higher compensation expense and raw material costs. The gross profit margin for the three months ended September 30, 2017 was 34.1 percent, as compared to 30.1 percent generated in the prior year quarter.

OPERATING EXPENSE
Operating expense for the three months ended September 30, 2017 decreased slightly to $119.3 million compared to $119.9 million for the three months ended September 30, 2016. The decrease was primarily due to incremental restructuring benefits of approximately $7 million and $0.9 million less in restructuring-related charges, partially offset by higher compensation expense and an unfavorable foreign currency exchange impact of $1.6 million.

RESTRUCTURING AND RELATED CHARGES AND ASSET IMPAIRMENT CHARGES
In prior years, we implemented restructuring actions to streamline the Company's cost structure. The purpose of these initiatives was to improve the alignment of our cost structure with the current operating environment through headcount reductions, as well as rationalization and consolidation of certain manufacturing facilities. These restructuring actions were substantially completed in the September quarter of fiscal 2018, were mostly cash expenditures and achieved annual run rate ongoing pre-tax savings of approximately $165 million.
We have recorded restructuring and related charges of $6.9 million and $31.7 million for the three months ended September 30, 2017 and 2016, respectively. Of these amounts, restructuring charges totaled $5.5 million and $28.6 million, respectively. During the three months ended September 30, 2016, an immaterial amount of restructuring charges was related to inventory disposals and were recorded in cost of goods sold. There were no restructuring charges related to inventory disposals and recorded in cost of good sold during the three months ended September 30, 2017. Restructuring-related charges of $1.3 million and $2.0 million were recorded in cost of goods sold and $0.1 million and $1.1 million in operating expense for the three months ended September 30, 2017 and 2016, respectively.
Total restructuring and related charges since the inception of our restructuring plans through September 30, 2017 were $154.5 million. See Note 7 in our condensed consolidated financial statements set forth in Part I Item 1 of this Quarterly Report on Form 10-Q (Note 7).

INTEREST EXPENSE
Interest expense for the three months ended September 30, 2017 and 2016 was $7.1 million and $7.0 million, respectively.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER EXPENSE, NET
Other expense for the three months ended September 30, 2017 and 2016 was $0.1 million. Foreign currency transaction gains in the current period were offset by prior year income from transition services provided related to a prior divestiture.

INCOME TAXES
The effective income tax rates for the three months ended September 30, 2017 and 2016 were 19.5 percent (provision on income) and 29.9 percent (provision on a loss), respectively. The change was primarily driven by U.S. losses in the prior year and U.S. income in the current year, neither of which can be tax affected due to a full valuation allowance on our domestic deferred tax assets.

BUSINESS SEGMENT REVIEW

We operate three reportable segments consisting of Industrial, Widia and Infrastructure. Expenses that are not allocated are reported in Corporate. Segment determination is based upon the manner in which we organize segments for making operating decisions and assessing performance and the availability of separate financial results.
INDUSTRIAL
For the three months ended September 30, 2017, Industrial sales increased 11 percent from the prior year quarter. General engineering sales continue to experience growth from sales in the indirect channel across all regions and positive performance in the light and general engineering sector in EMEA. Transportation sales in the quarter to tier suppliers and OEMs grew in Asia Pacific and EMEA. Oil and gas drilling sales in the Americas continue to provide overall growth in energy, coupled with increases in power generation sales globally. Conditions continue to be favorable in the aerospace sector, with global sales related to engine growth being supplemented by increasing demand related to frames in the Americas. The sales increases in Asia Pacific and EMEA were primarily driven by the transportation and general engineering end markets. The sales increase in the Americas was primarily driven by the performance in the energy, general engineering and aerospace and defense end markets.
For the three months ended September 30, 2017, Industrial operating income increased by $29.3 million, driven primarily by $14.7 million less restructuring and related charges in the current quarter, incremental restructuring benefits of approximately $13 million and organic sales growth, partially offset by unfavorable mix and higher compensation expense. Industrial operating margin was 11.7 percent compared with 2.1 percent in the prior year.

	Three Months Ended September 30,
(in thousands)	2017	2016
Sales	$297,464	$269,043
Operating income	34,812	5,556

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended September 30, 2017

Sales growth, in percentages
Organic	9%
Currency exchange	2
Business days	—
Total	11%
By region (1):
Asia Pacific	14%
Americas	8
EMEA	7
By end market (1):
Energy	22%
General engineering	7
Aerospace and defense	7
Transportation	7
(1) Excluding the impact of currency exchange

WIDIA
For the three months ended September 30, 2017, Widia sales increased 10 percent from the prior year quarter. Widia organic sales growth was positively impacted by restoring distribution in Europe, growth in India related to higher local and global demand trends, in addition to increasing demand in the U.S. energy markets and higher growth rates in emerging markets.
For the three months ended September 30, 2017, Widia operating income was $0.1 million compared to an operating loss of $5.8 million for the prior year period. The year-over-year change of $5.8 million was driven primarily by organic sales growth, $2.2 million less restructuring and related charges, incremental restructuring benefits of approximately $1 million and favorable mix. Widia operating income margin was 0.1 percent compared with operating loss margin of 14.0 percent in the prior year.

	Three Months Ended September 30,
(in thousands)	2017	2016
Sales	$45,243	$41,015
Operating income (loss)	62	(5,756)

Three Months Ended September 30, 2017

Sales growth, in percentages
Organic	9%
Currency exchange	1
Business days	—
Total	10%
By region (1):
EMEA	19%
Asia Pacific	8
Americas	5
By end market (1):
General engineering	9%
(1) Excluding the impact of currency exchange

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INFRASTRUCTURE
For the three months ended September 30, 2017, Infrastructure sales increased by 20 percent from the prior year quarter. Oil and gas in the U.S. is now stabilizing, manifesting in high year-over-year growth in energy with average U.S. land rig counts up over 100 percent compared to the prior year quarter. Underground mining continues to show signs of improvement in the earthworks market. Construction sales improved in part due to the timing of orders related to the road rehabilitation season. The sales increase in Asia Pacific was driven primarily by the performance in the industrial applications and mining end markets. Growth in the Americas was primarily driven by the oil and gas, industrial applications and construction end markets. The sales increase in EMEA was primarily driven by performance in the earthworks and construction end markets.
For the three months ended September 30, 2017, Infrastructure operating income was $22.1 million compared to an operating loss of $7.6 million for the prior year period. The year-over-year change of $29.7 million was driven primarily by organic sales growth, incremental restructuring program benefits of approximately $8 million, $7.9 million less restructuring and related charges in the current period, favorable mix and higher fixed cost absorption and productivity, partially offset by higher raw material costs. Infrastructure operating margin was 11.0 percent compared with 4.5 percent in the prior year.

	Three Months Ended September 30,
(in thousands)	2017	2016
Sales	$199,747	$167,082
Operating income (loss)	22,069	(7,587)

Three Months Ended September 30, 2017

Sales growth (decline), in percentages
Organic	19%
Currency exchange	2
Business days	(1)
Total	20%
By region (1):
Asia Pacific	21%
Americas	20
EMEA	8
By end market (1):
Energy	25%
Earthworks	13
General engineering	8
(1) Excluding the impact of currency exchange

CORPORATE
For the three months ended September 30, 2017, Corporate unallocated expense decreased $1.0 million, or 67.3 percent, from the prior year quarter.

	Three Months Ended September 30,
(in thousands)	2017	2016
Corporate unallocated expense	$(466)	$(1,424)

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations is the primary source of funding for capital expenditures. Year to date September 30, 2017 cash flow used for operating activities was $19.9 million, primarily due to a net outflow from changes in other assets and liabilities, partially offset by the net inflow from net income with adjustments for non-cash items.
Our five-year, multi-currency, revolving credit facility, as amended and restated in April 2016 (Credit Agreement) is used to augment cash from operations and is an additional source of funds. The Credit Agreement provides for revolving credit loans of up to $600.0 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The Credit Agreement matures in April 2021. We had no borrowings outstanding on our Credit Agreement as of September 30, 2017.
The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the Credit agreement). We were in compliance with all covenants as of September 30, 2017. For the three months ended September 30, 2017, average daily borrowings outstanding under the Credit Agreement were approximately $3.5 million. Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries.
We consider substantially all of the unremitted earnings of our non-U.S. subsidiaries that have not previously been taxed in the U.S. to be permanently reinvested. As of September 30, 2017, cash and cash equivalents of $82.3 million and short-term intercompany advances made by our foreign subsidiaries to our U.S. parent of $9.5 million would not be available for use in the U.S. on a long-term basis without incurring U.S. federal and state income tax consequences. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business or associated with our domestic debt service requirements.
At September 30, 2017, cash and cash equivalents were $110.7 million, Total Kennametal Shareholders' equity was $1,062.0 million and total debt was $696.6 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.
There have been no material changes in our contractual obligations and commitments since June 30, 2017.
Cash Flow (Used for) Provided by Operating Activities
During the three months ended September 30, 2017, cash flow used for operating activities was $19.9 million, compared to cash flow provided by operating activities of $23.6 million for the prior year period. Cash flow used for operating activities for the current year period consisted of changes in certain assets and liabilities netting to an outflow of $97.6 million and net income and non-cash items amounting to an inflow of $77.7 million. Contributing to the changes in certain assets and liabilities were a decrease of accounts payable and accrued liabilities of $62.7 million, an increase in inventories of $19.7 million due in part to increasing volumes and a decrease in accrued pension and postretirement benefits of $8.1 million.
During the three months ended September 30, 2016, cash flow provided by operating activities for the period consisted of net loss and non-cash items amounting to an inflow of $14.4 million, and changes in certain assets and liabilities netting to an inflow of $9.2 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts receivable of $23.1 million due to lower sales volume. Offsetting these cash inflows were a decrease in accrued pension and postretirement benefits of $5.6 million and a net decrease of accounts payable and accrued liabilities of $2.1 million primarily driven by lower accrued compensation, partially offset by an increase in accounts payable.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $41.7 million for the three months ended September 30, 2017, compared to $41.0 million in the prior year period. During the current year period, cash flow used for investing activities included capital expenditures, net of $41.7 million, which consisted primarily of equipment upgrades.
For the three months ended September 30, 2016, cash flow used for investing activities included capital expenditures, net of $41.1 million, which consisted primarily of equipment upgrades.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flow Used for Financing Activities
Cash flow used for financing activities was $20.2 million for the three months ended September 30, 2017 compared to $25.1 million in the prior year period. During the current year period, cash flow used for financing activities included $16.2 million of cash dividends paid to Shareholders and $4.0 million of dividend reinvestment and the effect of employee benefit and stock plans.
For the three months ended September 30, 2016, cash flow used for financing activities included $16.0 million of cash dividends paid to Shareholders, a $6.6 million payment on the remaining contingent consideration related to a prior acquisition, $2.1 million of dividend reinvestment and the effect of employee benefit and stock plans and $0.4 million net decrease in borrowings.

FINANCIAL CONDITION

Working capital was $678.9 million at September 30, 2017, an increase of $26.5 million from $652.4 million at June 30, 2017. The increase in working capital was primarily driven by a decrease in accounts payable of $29.4 million, an increase in inventories of $27.0 million due in part to increasing volumes, a decrease in accrued expenses of $20.6 million driven by payroll timing and lower accrued vacation pay, a decrease in other current liabilities of $15.8 million due primarily to bonus payments and restructuring payments and an increase in other current assets of $9.7 million due primarily to higher prepaid taxes other than income and higher prepaid maintenance. Partially offsetting these items was a decrease cash and cash equivalents of $79.9 million. Currency exchange rate effects increased working capital by a total of $9.4 million, the impact of which is included in the aforementioned changes.
Property, plant and equipment, net increased $11.1 million from $744.4 million at June 30, 2017 to $755.5 million at September 30, 2017, primarily due to capital additions of $30.6 million and a positive currency exchange impact of $7.5 million during the current period. This increase is partially offset by depreciation expense of $22.8 million and impairment related to restructuring programs of $2.4 million.
At September 30, 2017, other assets were $568.3 million, an increase of $11.1 million from $557.2 million at June 30, 2017. The primary drivers for the increase were an increase in other assets of $9.5 million primarily due to an increase in pension plan assets and an increase in goodwill of $3.3 million due to favorable currency exchange effects. This increase was partially offset by a $2.8 million decrease in other intangible assets, which was due to amortization expense of $3.7 million, partially offset by favorable currency exchange effects of $0.9 million.
Long-term debt and capital leases increased by $0.4 million to $695.4 million at September 30, 2017 from $695.0 million at June 30, 2017.
Kennametal Shareholders' equity was $1,062.0 million at September 30, 2017, an increase of $44.7 million from $1,017.3 million at June 30, 2017. The increase was primarily due to net income attributable to Kennametal of $39.2 million, capital stock issued under employee benefit and stock plans of $2.5 million, reclassification of net pension and other postretirement benefit loss of $1.8 million and favorable currency exchange of $19.6 million, partially offset by cash dividends paid to Shareholders of $16.2 million and unrecognized net pension and other postretirement benefit loss of $2.0 million.

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
Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At September 30, 2017 and June 30, 2017, the balances of these reserves were $12.6 million and $12.4 million, respectively. These reserves represent anticipated costs associated with the remediation of these issues.

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

DISCUSSION OF CRITICAL ACCOUNTING POLICIES
Effective July 1, 2017 with the adoption of new Financial Accounting Standards Board (FASB) guidance on subsequent measurement of inventory, non-LIFO inventories are now stated at the lower of cost or net realizable value. LIFO inventories continue to be stated at the lower of cost or market.
There have been no other changes to our critical accounting policies since June 30, 2017.

NEW ACCOUNTING STANDARDS

See Note 3 to our condensed consolidated financial statements set forth in Part I Item 1 of this Quarterly Report on Form 10-Q for a description of new accounting standards.

RECONCILIATION OF FINANCIAL MEASURES NOT DEFINED BY U.S. GAAP In accordance with the SEC's Regulation G, the following provides definitions of the non-GAAP financial measures and the reconciliation to the most closely related GAAP financial measure. We believe that these measures provide useful perspective on underlying business trends and results and provide a supplemental measure of year-over-year results. The non-GAAP financial measures described below are used by management in making operating decisions, allocating financial resources and for business strategy purposes. These measures may be useful to investors as they provide supplemental information about business performance and provide investors a view of our business results through the eyes of management. These non-GAAP financial measures are not intended to be considered by the user in place of the related GAAP financial measure, but rather as supplemental information to our business results. These non-GAAP financial measures may not be the same as similar measures used by other companies due to possible differences in method and in the items or events being adjusted.
Organic sales growth Organic sales growth is a non-GAAP financial measure of sales growth (which is the most directly comparable GAAP measure) excluding the impacts of acquisitions, divestitures, business days and foreign currency exchange from year-over-year comparisons. Management believes this measure provides investors with a supplemental understanding of underlying sales trends by providing sales growth on a consistent basis.
Reconciliations of organic sales growth to the most closely related GAAP financial measure, sales growth, are as follows:

Three months ended September 30, 2017	Sales Growth	Foreign Currency Exchange Impact	Business Days Impact	Organic Sales Growth
Industrial	11%	2%	—%	9%
Widia	10%	1%	—%	9%
Infrastructure	20%	2%	(1)%	19%
Total Kennametal	14%	2%	(1)%	13%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk exposures since June 30, 2017.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at September 30, 2017 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The information set forth in Part I, Item 1, under the caption “Regulation” of the annual report on Form 10-K for the year ended June 30, 2017 is incorporated by reference into this Item 1. From time to time, we are party to legal claims and proceedings that arise in the ordinary course of business, which may relate to our operations or assets, including real, tangible or intellectual property. Although certain of these types of actions are currently pending, we do not believe that any individual proceeding is material or that our pending legal proceedings in the aggregate are material to Kennametal.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2017	—	$—	—	10,100,100
August 1 through August 31, 2017	79,099	37.46	—	10,100,100
September 1 through September 30, 2017	3,649	35.73	—	10,100,100
Total	82,748	$37.39	—

(1)
During the current period, 1,544 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 81,204 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.

(2)	On July 25, 2013, the Company publicly announced an amended repurchase program for up to 17 million shares of its outstanding capital stock outside of the Company's dividend reinvestment program.

UNREGISTERED SALES OF EQUITY SECURITIES
None.

ITEM 6. EXHIBITS

(10)	Material Contracts
(10.1)	Kennametal Inc. Restoration Plan (dated January 1, 2018)	Exhibit 10.1 of the Form 8-K filed November 3, 2017 (File No. 001-05318) is incorporated herein by reference.
(10.2)	Kennametal Inc. Restoration Plan Adoption Agreement (dated January 1, 2018)	Exhibit 10.2 of the Form 8-K filed November 3, 2017 (File No. 001-05318) is incorporated herein by reference.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31.1)	Certification executed by Christopher Rossi, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.
(31.2)	Certification executed by Jan Kees van Gaalen, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.
(32)	Section 1350 Certifications
(32.1)
Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Christopher Rossi, President and Chief Executive Officer of Kennametal Inc., and Jan Kees van Gaalen, Vice President and Chief Financial Officer of Kennametal Inc.
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

KENNAMETAL INC.

Date:	November 7, 2017	By:	/s/ Patrick S. Watson
Patrick S. Watson Vice President Finance and Corporate Controller