Form 10-Q
period 2017-12-31
KENNAMETAL INC
filed 2018-02-06
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at January 31, 2018
Capital Stock, par value $1.25 per share	81,573,415

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2017

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share amounts)	2017	2016	2017	2016
Sales	$571,345	$487,573	$1,113,799	$964,713
Cost of goods sold	378,800	339,950	736,261	673,560
Gross profit	192,545	147,623	377,538	291,153
Operating expense	120,649	111,004	239,980	230,869
Restructuring and asset impairment charges (Note 7)	45	8,456	5,570	37,061
Amortization of intangibles	3,677	4,150	7,338	8,421
Operating income	68,174	24,013	124,650	14,802
Interest expense	7,231	7,151	14,379	14,144
Other expense, net	1,313	726	1,401	844
Income (loss) before income taxes	59,630	16,136	108,870	(186)
Provision for income taxes	17,472	8,221	27,074	13,100
Net income (loss)	42,158	7,915	81,796	(13,286)
Less: Net income attributable to noncontrolling interests	557	653	1,011	1,108
Net income (loss) attributable to Kennametal	$41,601	$7,262	$80,785	$(14,394)
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings (loss) per share	$0.51	$0.09	$0.99	$(0.18)
Diluted earnings (loss) per share	$0.50	$0.09	$0.98	$(0.18)
Dividends per share	$0.20	$0.20	$0.40	$0.40
Basic weighted average shares outstanding	81,477	80,206	81,274	80,131
Diluted weighted average shares outstanding	82,778	81,026	82,446	80,131
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2017	2016	2017	2016
Net income (loss)	$42,158	$7,915	$81,796	$(13,286)
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges	(286)	1,606	(905)	1,480
Reclassification of unrealized loss on expired derivatives designated and qualified as cash flow hedges	1,007	382	1,403	769
Unrecognized net pension and other postretirement benefit (loss) gain	(625)	3,471	(2,590)	4,101
Reclassification of net pension and other postretirement benefit loss	1,569	1,796	3,348	3,630
Foreign currency translation adjustments	13,924	(41,428)	33,793	(40,264)
Total other comprehensive income (loss), net of tax	15,589	(34,173)	35,049	(30,284)
Total comprehensive income (loss)	57,747	(26,258)	116,845	(43,570)
Less: comprehensive income (loss) attributable to noncontrolling interests	1,445	(401)	2,184	469
Comprehensive income (loss) attributable to Kennametal Shareholders	$56,302	$(25,857)	$114,661	$(44,039)
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	December 31, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$159,940	$190,629
Accounts receivable, less allowance for doubtful accounts of $13,332 and $13,693, respectively	392,923	380,425
Inventories (Note 10)	507,462	487,681
Other current assets	68,057	55,166
Total current assets	1,128,382	1,113,901
Property, plant and equipment:
Land and buildings	351,190	350,002
Machinery and equipment	1,660,218	1,577,776
Less accumulated depreciation	(1,231,743)	(1,183,390)
Property, plant and equipment, net	779,665	744,388
Other assets:
Assets held for sale (Note 7)	7,547	6,980
Goodwill (Note 17)	306,147	301,367
Other intangible assets, less accumulated amortization of $139,202 and $129,981, respectively (Note 17)	184,523	190,527
Deferred income taxes (Note 3)	21,667	28,349
Other	47,930	29,984
Total other assets	567,814	557,207
Total assets	$2,475,861	$2,415,496
LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases	$48	$190
Notes payable to banks	1,312	735
Accounts payable	190,592	215,722
Accrued income taxes	17,370	6,202
Accrued expenses	64,631	85,682
Other current liabilities	133,668	152,947
Total current liabilities	407,621	461,478
Long-term debt and capital leases, less current maturities (Note 11)	695,722	694,991
Deferred income taxes	15,141	14,883
Accrued pension and postretirement benefits	164,701	160,860
Accrued income taxes	2,776	2,636
Other liabilities	25,952	27,995
Total liabilities	1,311,913	1,362,843
Commitments and contingencies
EQUITY (Note 15)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 81,517 and 80,665 shares issued, respectively	101,897	100,832
Additional paid-in capital	500,388	474,547
Retained earnings	813,936	765,607
Accumulated other comprehensive loss	(289,816)	(323,692)
Total Kennametal Shareholders’ Equity	1,126,405	1,017,294
Noncontrolling interests	37,543	35,359
Total equity	1,163,948	1,052,653
Total liabilities and equity	$2,475,861	$2,415,496
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Six Months Ended December 31,
(in thousands)	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$81,796	$(13,286)
Adjustments for non-cash items:
Depreciation	46,061	45,994
Amortization	7,338	8,421
Stock-based compensation expense	11,995	13,275
Restructuring and asset impairment charges (Note 7)	3,172	781
Deferred income tax provision	7,241	1,274
Other	3,474	(2,773)
Changes in certain assets and liabilities:
Accounts receivable	(3,290)	20,423
Inventories	(9,080)	(1,938)
Accounts payable and accrued liabilities (Note 3)	(66,620)	(5,497)
Accrued income taxes	3,966	1,632
Accrued pension and postretirement benefits	(13,824)	(11,298)
Other	(5,455)	(8,309)
Net cash flow provided by operating activities	66,774	48,699
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(85,223)	(70,573)
Disposals of property, plant and equipment	846	3,509
Other	244	100
Net cash flow used for investing activities	(84,133)	(66,964)
FINANCING ACTIVITIES
Net increase in notes payable	643	1,005
Term debt repayments	(141)	(427)
Purchase of capital stock	(109)	(125)
Dividend reinvestment and the effect of employee benefit and stock plans (Note 3)	15,020	1,341
Cash dividends paid to Shareholders	(32,456)	(31,970)
Other	(271)	(6,626)
Net cash flow used for financing activities	(17,314)	(36,802)
Effect of exchange rate changes on cash and cash equivalents	3,984	(4,511)
CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(30,689)	(59,578)
Cash and cash equivalents, beginning of period	190,629	161,579
Cash and cash equivalents, end of period	$159,940	$102,001
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
We also produce specialized wear components and metallurgical powders that are used for custom-engineered and challenging applications. End users of the Company's products include producers and suppliers in equipment-intensive operations such as coal mining, road construction, quarrying, oil and gas exploration, refining, production and supply.

2.BASIS OF PRESENTATION

The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with our 2017 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2017 was derived from the audited balance sheet included in our 2017 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the six months ended December 31, 2017 and 2016 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2018 is to the fiscal year ending June 30, 2018. When used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

3.NEW ACCOUNTING STANDARDS
Adopted
In March 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which is intended to simplify equity-based award accounting and presentation. The guidance impacts income tax accounting related to equity-based awards, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. We adopted this guidance July 1, 2017. The adoption of this guidance resulted in three changes: (1) the increase to deferred tax assets of $1.4 million related to cumulative excess tax benefits previously unrecognized was offset by a valuation allowance, due to the valuation allowance position of our U.S. entity at the time of adoption of this standard; (2) excess tax benefits, previously reported in the financing activities section of the condensed consolidated statements of cash flow, is now reported in the operating activities section, adopted on a prospective basis. Therefore, prior period statements of cash flow were not retrospectively adjusted for this provision; and (3) employee taxes paid when Kennametal withholds shares for tax withholding purposes, previously reported in the operating activities section of the condensed consolidated statement of cash flows, is now reported in the financing activities section, adopted on a retrospective basis. Therefore, prior period statements of cash flow were retrospectively adjusted for this provision. Cash flow provided by operating activities and cash flow used for financing activities increased by $2.1 million for the six months ended December 31, 2016.
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Issued
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. It also requires additional disclosures. We will adopt this standard on July 1, 2018. Currently, we are analyzing the standard's impact on our customer arrangements and evaluating the new standard against our historical accounting policies and practices, including the timing of revenue recognition. In particular, we are assessing the identification of performance obligations and the impact of variable consideration on the transaction price determination. Further, we continue to assess certain marketing programs and expect to identify more performance obligations under ASC 606 as compared with deliverables and separate units of account previously identified, primarily in the Industrial and Widia segments. We are evaluating the timing of revenue to determine if it will occur in the same or different periods. We have a project team that is performing a detailed review of the terms and provisions of our customer contracts. We have not yet determined the complete impact of adoption of this standard on our condensed consolidated financial statements.

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	Six Months Ended December 31,
(in thousands)	2017	2016
Cash paid during the period for:
Income taxes	$15,866	$10,191
Interest	13,714	13,480
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	11,477	15,404

5.FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy consists of three levels to prioritize the inputs used in valuations, as defined below:
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
Level 3: Inputs that are unobservable.
As of December 31, 2017, the fair values of the Company’s financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$212	$—	$212
Total assets at fair value	$—	$212	$—	$212

Liabilities:
Derivatives (1)	$—	$1,253	$—	$1,253
Total liabilities at fair value	$—	$1,253	$—	$1,253

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2017, the fair values of the Company’s financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$359	$—	$359
Total assets at fair value	$—	$359	$—	$359

Liabilities:
Derivatives (1)	$—	$910	$—	$910
Total liabilities at fair value	$—	$910	$—	$910
 (1) Currency derivatives are valued based on observable market spot and forward rates and are classified within Level 2 of the fair value hierarchy.

There have been no changes in classification and transfers between levels in the fair value hierarchy in the current period.

6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheet are as follows:

(in thousands)	December 31, 2017	June 30, 2017
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$25	$1
Other current liabilities - range forward contracts	(1,224)	(671)
Other assets - range forward contracts	3	—
Other liabilities - range forward contracts	(6)	(101)
Total derivatives designated as hedging instruments	(1,202)	(771)
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	184	358
Other current liabilities - currency forward contracts	(23)	(138)
Total derivatives not designated as hedging instruments	161	220
Total derivatives	$(1,041)	$(551)
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

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2017	2016	2017	2016
Other expense, net - currency forward contracts	$(92)	$(59)	$(208)	$(377)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts are recorded in accumulated other comprehensive loss and are recognized as a component of other expense, net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at December 31, 2017 and June 30, 2017, was $77.9 million and $75.3 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at December 31, 2017, we expect to recognize into earnings in the next 12 months $1.6 million of expense on outstanding derivatives.
The following represents gains and losses related to cash flow hedges:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2017	2016	2017	2016
(Losses) gains recognized in other comprehensive loss, net	$(287)	$1,606	$(906)	$1,481
Losses reclassified from accumulated other comprehensive loss into other expense, net	$870	$382	$1,262	$768
No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the six months ended December 31, 2017 and 2016.
NET INVESTMENT HEDGES
As of December 31, 2017, we had certain foreign currency-denominated intercompany loans payable with total aggregate principal amounts of €33.0 million as net investment hedges to hedge the foreign exchange exposure of our net investment in Euro-based subsidiaries. Losses of $0.5 million and $1.9 million were recorded as a component of foreign currency translation adjustments in other comprehensive income for the three and six months ended December 31, 2017, respectively. We did not have net investment hedges during the three and six months ended December 31, 2016.

As of December 31, 2017, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

Instrument	Notional (EUR in thousands)(2)	Notional (USD in thousands)(2)	Maturity
Foreign currency-denominated intercompany loan payable	€26,929	$32,279	June 26, 2022
Foreign currency-denominated intercompany loan payable	8,667	10,388	November 20, 2018
Foreign currency-denominated intercompany loan payable	2,004	2,402	October 11, 2019
(2) Includes principal and accrued interest.

7.	RESTRUCTURING AND RELATED CHARGES
In prior years, we implemented restructuring actions to streamline the Company's cost structure. The purpose of these initiatives was to improve the alignment of our cost structure with the current operating environment through employment reductions, as well as rationalization and consolidation of certain manufacturing facilities. These restructuring actions were substantially completed in the first quarter of fiscal 2018 and were mainly cash expenditures.
Total restructuring and related charges since inception of $156.0 million have been recorded for these programs through December 31, 2017: $84.6 million in Industrial, $50.3 million in Infrastructure, $13.8 million in Widia and $7.3 million in Corporate.
We recorded restructuring and related charges of $1.5 million and $11.8 million for the three months ended December 31, 2017 and 2016, respectively. Of these amounts, restructuring charges were less than $0.1 million for the three months ended December 31, 2017 and totaled $8.8 million for the three months ended December 31, 2016, of which expense of $0.3 million was related to inventory and was recorded in cost of good sold. Restructuring-related charges of $1.3 million and $2.1 million were recorded in cost of goods sold and $0.2 million and $0.9 million in operating expense for the three months ended December 31, 2017 and 2016, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We recorded restructuring and related charges of $8.4 million and $43.4 million for the six months ended December 31, 2017 and 2016, respectively. Of these amounts, restructuring charges totaled $5.6 million and $37.3 million, respectively, of which expense of $0.3 million for the six months ended December 31, 2016 was related to inventory and was recorded in cost of goods sold. Restructuring-related charges of $2.5 million and $4.1 million were recorded in cost of goods sold and $0.3 million and $2.0 million in operating expense for the six months ended December 31, 2017 and 2016, respectively.
As of December 31, 2017 and June 30, 2017, property, plant, and equipment of $7.5 million and $7.0 million, respectively, for certain closed manufacturing locations that are part of our restructuring programs met held for sale criteria. We expect to sell these assets within one year from the balance sheet date. These assets are recorded at the lower of carrying amount or fair value less cost to sell. We have also ceased depreciating these assets.
As of December 31, 2017 and June 30, 2017, $15.8 million and $27.3 million of the restructuring accrual is recorded in other current liabilities and $0.7 million and $2.5 million is recorded in other liabilities, respectively, in our condensed consolidated balance sheet. The amount attributable to each segment is as follows:

(in thousands)	June 30, 2017	Expense	Asset Write-Down	Translation	Cash Expenditures	December 31, 2017
Industrial
Severance	$17,639	$1,618	$—	$820	$(11,214)	$8,863
Facilities	—	2,356	(2,356)	—	—	—
Other	94	(29)	—	2	(28)	39
Total Industrial	$17,733	$3,945	$(2,356)	$822	$(11,242)	$8,902

Widia
Severance	$2,434	$414	$—	$209	$(2,865)	$192
Facilities	—	747	(747)	—	—	—
Other	—	(7)	—	1	7	1
Total Widia	$2,434	$1,154	$(747)	$210	$(2,858)	$193

Infrastructure
Severance	$9,573	$409	$—	$207	$(2,831)	$7,358
Facilities	21	69	(69)	—	(21)	—
Other	45	(7)	—	—	(21)	17
Total Infrastructure	$9,639	$471	$(69)	$207	$(2,873)	$7,375
Total	$29,806	$5,570	$(3,172)	$1,239	$(16,973)	$16,470

8.	STOCK-BASED COMPENSATION
Stock Options
There were no grants made during the six months ended December 31, 2017 and 2016.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in our stock options for the six months ended December 31, 2017 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2017	1,726,791	$34.08
Granted	—	—
Exercised	(521,259)	36.63
Lapsed or forfeited	(62,763)	39.46
Options outstanding, December 31, 2017	1,142,769	$32.62	5.4	$18,049
Options vested and expected to vest, December 31, 2017	1,136,169	$32.64	5.4	$17,916
Options exercisable, December 31, 2017	888,358	$34.36	4.7	$12,485
During the six months ended December 31, 2017 and 2016, compensation expense related to stock options was $0.4 million and $1.0 million, respectively. As of December 31, 2017, the total unrecognized compensation cost related to options outstanding was $0.5 million and is expected to be recognized over a weighted average period of 0.8 years.
Fair value of options vested during the six months ended December 31, 2017 and 2016 was $1.7 million and $3.1 million, respectively.
Tax benefits relating to excess stock-based compensation deductions are presented in the operating activities section of the condensed consolidated statements of cash flow for the six months ended December 31, 2017. Tax benefits resulting from stock-based compensation deductions were less than the amounts reported for financial reporting purposes by $0.2 million for the six months ended December 31, 2017, and no tax benefits were realized for the six months ended December 31, 2016 due to the valuation allowance on U.S. deferred tax assets.
The amount of cash received from the exercise of capital stock options during the six months ended December 31, 2017 and 2016 was $19.1 million and $3.1 million, respectively. The related tax benefit was $1.1 million for the six months ended December 31, 2017, and there was no related tax benefit realized for the six months ended December 31, 2016 due to the valuation allowance on U.S. deferred tax assets. The total intrinsic value of options exercised during the six months ended December 31, 2017 was $4.8 million and was immaterial for the six months ended December 31, 2016.
Under the provisions of the Kennametal Inc. Stock and Incentive Plan of 2010, as amended and restated on October 22, 2013 and as further amended January 27, 2015, and the Kennametal Inc. 2016 Stock and Incentive Plan, plan participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during the six months ended December 31, 2017 and 2016 was immaterial.

Restricted Stock Units – Time Vesting and Performance Vesting
Performance vesting restricted stock units are earned pro rata each year if certain performance goals are met over a three-year period and are also subject to a service condition that requires the individual to be employed by the Company at the vesting date after the three-year performance period has ended, with the exception of retirement eligible grantees, who upon retirement are entitled to vest in any units that have been earned, including a prorated portion for the partially completed fiscal year in which the retirement occurs. Time vesting stock units are valued at the market value of the stock on the grant date. Performance vesting stock units with a market condition are valued using a Monte Carlo model.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in our time vesting and performance vesting restricted stock units for the six months ended December 31, 2017 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2017	280,250	$27.62	1,153,444	$27.66
Granted	158,397	38.81	424,754	37.64
Vested	(10,031)	42.83	(390,874)	30.67
Performance metric adjustments, net	16,766	25.84	—	—
Forfeited	—	—	(20,192)	31.89
Unvested, December 31, 2017	445,382	$31.19	1,167,132	$30.20
During the six months ended December 31, 2017 and 2016, compensation expense related to time vesting and performance vesting restricted stock units was $11.0 million and $12.3 million, respectively. As of December 31, 2017, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $23.2 million and is expected to be recognized over a weighted average period of 2.1 years.

9.	BENEFIT PLANS
We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to some U.S. employees.
The table below summarizes the components of net periodic pension income:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2017	2016	2017	2016
Service cost	$406	$727	$810	$1,460
Interest cost	7,678	7,770	15,335	15,579
Expected return on plan assets	(14,132)	(14,672)	(28,221)	(29,429)
Amortization of transition obligation	23	22	46	45
Amortization of prior service (credit) cost	(41)	(113)	132	(226)
Recognition of actuarial losses	1,718	2,088	3,428	4,200
Net periodic pension income	$(4,348)	$(4,178)	$(8,470)	$(8,371)
The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2017	2016	2017	2016
Interest cost	$157	$168	$314	$337
Amortization of prior service credit	(6)	(6)	(11)	(11)
Recognition of actuarial loss	70	89	140	177
Net periodic other postretirement benefit cost	$221	$251	$443	$503

10.	INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 41 percent and 43 percent of total inventories at December 31, 2017 and June 30, 2017, respectively. Since inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inventories consisted of the following:

(in thousands)	December 31, 2017	June 30, 2017
Finished goods	$283,812	$290,817
Work in process and powder blends	210,265	166,857
Raw materials	86,944	87,627
Inventories at current cost	581,021	545,301
Less: LIFO valuation	(73,559)	(57,620)
Total inventories	$507,462	$487,681

11.	LONG-TERM DEBT
Our five-year, multi-currency, revolving credit facility, as amended and restated in April 2016 (Credit Agreement), provides for revolving credit loans of up to $600 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the Credit Agreement). We were in compliance with all such covenants as of December 31, 2017. We had no borrowings outstanding under the Credit Agreement as of December 31, 2017 and June 30, 2017. Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries. The Credit Agreement matures in April 2021.
Fixed rate debt had a fair market value of $702.1 million and $704.0 million at December 31, 2017 and June 30, 2017, respectively. The Level 2 fair value is determined based on the quoted market price of this debt as of December 31, 2017 and June 30, 2017, respectively.

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
Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At December 31, 2017 and June 30, 2017, the balances of these reserves were $12.7 million and $12.4 million, respectively. These reserves represent anticipated costs associated with the remediation of these issues.
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (TCJA) was signed into law in the U.S. TCJA amends the Internal Revenue Code of 1986 to reduce tax rates and modify policies, credits and deductions for individuals and corporations. For corporations, TCJA reduces the federal tax rate from a maximum of 35.0 percent to a flat 21.0 percent rate and transitions from a worldwide tax system to a territorial tax system. TCJA also adds many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income (GILTI), the base erosion anti-abuse tax (BEAT) and a deduction for foreign-derived intangible income (FDII). We are assessing the impact of certain provisions, including the tax on GILTI, the BEAT and the deduction for FDII, which do not apply to the Company until fiscal 2019. This assessment includes the evaluation of our accounting election relative to GILTI as either a period cost or an adjustment to deferred tax assets or liabilities of our foreign subsidiaries for the new tax. The two material items that effect the Company for fiscal 2018 are the reduction in the tax rate and a one-time tax that is imposed on our unremitted foreign earnings (toll tax).
On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (SAB 118) that includes additional guidance allowing companies to use a measurement period, similar to that used in business combinations, to account for the impacts of TCJA in their financial statements. We have accounted for the impacts of TCJA to the extent a reasonable estimate could be made during the three months ended December 31, 2017. We will continue to refine our estimates throughout the measurement period, which will not extend beyond 12 months from the enactment of TCJA, or until the accounting is complete.
The U.S. federal tax rate reduction is effective as of January 1, 2018. As a June 30 fiscal year-end taxpayer, our 2018 fiscal year U.S. federal statutory tax rate is expected to be a blended rate of 28.1 percent. We expect our U.S. federal statutory tax rate to be 21.0 percent in 2019.
As a result of the reduction in the U.S. corporate income tax rate from 35.0 percent to 21.0 percent under TCJA, we recorded a provisional reduction to our net deferred tax assets with a corresponding decrease to the valuation allowance prior to its release on December 31, 2017. The result of this reduction had no impact on our condensed consolidated statement of income for the six months ended December 31, 2017. The revaluation of our deferred tax assets and liabilities are subject to further adjustments during the measurement period due to the complexity of determining our net deferred tax liability as of the enactment date. Some of the information necessary to determine the accounting impacts of the tax rate change includes final calculations related to our 2017 tax return as well as refining the analysis of which existing deferred balances at the enactment date will reverse in 2018 at the 28.1 percent tax rate and which deferred balances will reverse after 2018 at the 21.0 percent tax rate.
We have estimated the toll tax charge to be $77 million after available foreign tax credits. The toll tax charge consumed our entire U.S. federal net operating loss carryforward and other credit carryforwards, which represent a significant portion of our previously available deferred tax assets, and was offset by the release of the valuation allowance associated with these assets. As a result, we do not expect to make a cash payment associated with the toll charge. The toll tax charge is preliminary, and subject to finalization of collecting all information and analyzing the calculation in reasonable detail to complete the accounting.
During the three months ended December 31, 2017, we released a valuation allowance of $3.9 million that was previously recorded against our net deferred tax assets in the U.S. A benefit of $6.8 million would have been recorded in the provision for income taxes; however, because of a current period charge of $2.9 million due to an out of period adjustment, a $3.9 million benefit was recorded in the provision for income taxes. The valuation allowance release was driven by utilization of a significant portion of our deferred tax assets to satisfy the toll tax provision in TCJA. Along with expected full-year income in the U.S. in fiscal 2018, we anticipate our domestic deferred taxes to be in a net liability position by June 30, 2018.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We consider substantially all of the unremitted earnings of our non-U.S. subsidiaries that have not previously been taxed in the U.S. to be permanently reinvested. As a result of TCJA, which among other provisions allows for a 100% dividends received deduction from controlled foreign subsidiaries, we will re-evaluate our assertion with respect to permanent reinvestment. As part of this evaluation, we will consider our global working capital and capital investment requirements, among other considerations including the potential tax liabilities that would be incurred if the non-U.S. subsidiaries distribute cash to the U.S. parent. If we determine that an entity should no longer remain subject to the permanent reinvestment assertion, we will accrue additional tax charges, including but not limited to state income taxes, withholding taxes and other relevant foreign taxes in the period the conclusion is determined. In accordance with SAB 118, we expect to complete our evaluation by December 22, 2018.
The effective income tax rates for the three months ended December 31, 2017 and 2016 were 29.3 percent and 50.9 percent, respectively. The effective income tax rate for the six months ended December 31, 2017 was 24.9 percent, and the effective income tax rate for the six months ended December 31, 2016 was not meaningful as the prior year loss before income taxes was negligible. The change in both periods was primarily driven by prior year U.S. losses not being tax-effected and current year U.S. income being subject to tax. This is the result of the valuation allowance, originally recorded in the fourth quarter of fiscal 2016, being released in the current quarter.
During the three months ended December 31, 2017, we identified an error related to the tax rate that had historically been used to calculate the deferred tax charge on intra-entity product transfers. This resulted in an overstatement of deferred tax assets of $8.2 million as of June 30, 2017. During the current quarter, $2.9 million of this amount was corrected in connection with the release of the U.S. valuation allowance. Therefore, the out of period adjustment recorded resulted in a further increase of $5.3 million to the provision for income taxes for the three and six months ended December 31, 2017. The remaining balance related to this item has been reclassified and included in other current assets as of December 31, 2017. The impact to the effective tax rate was 8.9 percent and 4.9 percent for the three and six months ended December 31, 2017, respectively. After evaluation, we determined that the impact of the adjustment was not material to the previously issued financial statements, nor are the out of period adjustments material to the estimated results of this fiscal year.

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
For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options, unvested performance awards and unvested restricted stock units by 1.3 million shares and 0.8 million shares for the three months ended December 31, 2017 and 2016, respectively, and 1.2 million shares for the six months ended December 31, 2017. Unexercised capital stock options, performance awards and restricted stock units of 0.2 million shares and 1.7 million shares for the three months ended December 31, 2017 and 2016, respectively, and 0.5 million shares for the six months ended December 31, 2017, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore the inclusion would have been anti-dilutive. For the six months ended December 31, 2016, the effect of unexercised capital stock options, unvested performance awards and unvested restricted stock units was anti-dilutive as a result of a net loss in the period and therefore has been excluded from diluted shares outstanding as well as from the diluted earnings per share calculation.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests as of December 31, 2017 and 2016 is as follows:

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2017	$100,832	$474,547	$765,607	$(323,692)	$35,359	$1,052,653
Net income	—	—	80,785	—	1,011	81,796
Other comprehensive income	—	—	—	33,876	1,173	35,049
Dividend reinvestment	3	106	—	—	—	109
Capital stock issued under employee benefit and stock plans(3)	1,065	25,841	—	—	—	26,906
Purchase of capital stock	(3)	(106)	—	—	—	(109)
Cash dividends paid	—	—	(32,456)	—	—	(32,456)
Balance as of December 31, 2017	$101,897	$500,388	$813,936	$(289,816)	$37,543	$1,163,948

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2016	$99,618	$436,617	$780,597	$(352,509)	$31,478	$995,801
Net (loss) income	—	—	(14,394)	—	1,108	(13,286)
Other comprehensive income	—	—	—	(29,645)	(639)	(30,284)
Dividend reinvestment	5	122	—	—	—	127
Capital stock issued under employee benefit and stock plans(3)	464	14,028	—	—	—	14,492
Purchase of capital stock	(5)	(122)	—	—	—	(127)
Cash dividends paid	—	—	(31,970)	—	(72)	(32,042)
Balance as of December 31, 2016	$100,082	$450,645	$734,233	$(382,154)	$31,875	$934,681
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of, and changes in, AOCL were as follows, net of tax, for the six months ended December 31, 2017 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2017	$(189,038)	$(126,606)	$(8,048)	$(323,692)
Other comprehensive income before reclassifications	(2,590)	32,620	(905)	29,125
Amounts reclassified from AOCL	3,348	—	1,403	4,751
Net current period other comprehensive income	758	32,620	498	33,876
AOCL, December 31, 2017	$(188,280)	$(93,986)	$(7,550)	$(289,816)

Attributable to noncontrolling interests:
Balance, June 30, 2017	$—	$(2,164)	$—	$(2,164)
Other comprehensive income before reclassifications	—	1,173	—	1,173
Net current period other comprehensive income	—	1,173	—	1,173
AOCL, December 31, 2017	$—	$(991)	$—	$(991)

The components of, and changes in, AOCL were as follows, net of tax, for the six months ended December 31, 2016 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2016	$(212,163)	$(131,212)	$(9,134)	$(352,509)
Other comprehensive income before reclassifications	4,101	(39,625)	1,480	(34,044)
Amounts reclassified from AOCL	3,630	—	769	4,399
Net current period other comprehensive income	7,731	(39,625)	2,249	(29,645)
AOCL, December 31, 2016	$(204,432)	$(170,837)	$(6,885)	$(382,154)

Attributable to noncontrolling interests:
Balance, June 30, 2016	$—	$(3,446)	$—	$(3,446)
Other comprehensive income before reclassifications	—	(639)	—	(639)
Net current period other comprehensive income	—	(639)	—	(639)
AOCL, December 31, 2016	$—	$(4,085)	$—	$(4,085)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications out of AOCL for the three and six months ended December 31, 2017 and 2016 consisted of the following (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
Details about AOCL components	2017	2016	2017	2016	Affected line item in the Income Statement
Gains and losses on cash flow hedges:
Forward starting interest rate swaps	$566	$545	$1,132	$1,090	Interest expense
Currency exchange contracts	768	(163)	726	(321)	Other expense, net
Total before tax	1,334	382	1,858	769
Tax impact	(327)	—	(455)	—	Provision for income taxes
Net of tax	$1,007	$382	$1,403	$769

Postretirement benefit plans:
Amortization of transition obligations	$23	$22	$46	$45	See note 9 for further details
Amortization of prior service (credit) cost	(47)	(119)	121	(237)	See note 9 for further details
Recognition of actuarial losses	1,788	2,177	3,568	4,377	See note 9 for further details
Total before tax	1,764	2,080	3,735	4,185
Tax impact	(195)	(284)	(387)	(555)	Provision for income taxes
Net of tax	$1,569	$1,796	$3,348	$3,630

The amount of income tax allocated to each component of other comprehensive income (loss) for the three months ended December 31, 2017 and 2016:

		2017			2016
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges	$(379)	$93	$(286)	$1,606	$—	$1,606
Reclassification of unrealized loss on expired derivatives designated and qualified as cash flow hedges	1,334	(327)	1,007	382	—	382
Unrecognized net pension and other postretirement benefit (loss) gain	(834)	209	(625)	4,639	(1,168)	3,471
Reclassification of net pension and other postretirement benefit loss	1,764	(195)	1,569	2,080	(284)	1,796
Foreign currency translation adjustments	13,996	(72)	13,924	(41,428)	—	(41,428)
Other comprehensive income (loss)	$15,881	$(292)	$15,589	$(32,721)	$(1,452)	$(34,173)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amount of income tax allocated to each component of other comprehensive income (loss) for the six months ended December 31, 2017 and 2016:

		2017			2016
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges	$(1,199)	$294	$(905)	$1,480	$—	$1,480
Reclassification of unrealized loss on expired derivatives designated and qualified as cash flow hedges	1,858	(455)	1,403	769	—	769
Unrecognized net pension and other postretirement benefit (loss) gain	(3,434)	844	(2,590)	5,401	(1,300)	4,101
Reclassification of net pension and other postretirement benefit loss	3,735	(387)	3,348	4,185	(555)	3,630
Foreign currency translation adjustments	34,058	(265)	33,793	(40,264)	—	(40,264)
Other comprehensive income (loss)	$35,018	$31	$35,049	$(28,429)	$(1,855)	$(30,284)

17.	GOODWILL AND OTHER INTANGIBLE ASSETS
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
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Industrial	Widia	Infrastructure	Total
Gross goodwill	$410,694	$41,515	$633,211	$1,085,420
Accumulated impairment losses	(137,204)	(13,638)	(633,211)	(784,053)
Balance as of June 30, 2017	$273,490	$27,877	$—	$301,367

Activity for the six months ended December 31, 2017:
Change in gross goodwill due to translation	4,382	398	—	4,780

Gross goodwill	415,076	41,913	633,211	1,090,200
Accumulated impairment losses	(137,204)	(13,638)	(633,211)	(784,053)
Balance as of December 31, 2017	$277,872	$28,275	$—	$306,147

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	December 31, 2017		June 30, 2017
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract-based	3 to 15	$7,070	$(7,033)	$7,064	$(7,014)
Technology-based and other	4 to 20	47,032	(30,497)	46,461	(29,061)
Customer-related	10 to 21	207,102	(80,872)	205,502	(74,669)
Unpatented technology	10 to 30	31,924	(11,888)	31,754	(10,589)
Trademarks	5 to 20	12,530	(8,912)	12,401	(8,648)
Trademarks	Indefinite	18,067	—	17,326	—
Total		$323,725	$(139,202)	$320,508	$(129,981)
During the six months ended December 31, 2017 and 2016, we recorded amortization expense of $7.3 million and $8.4 million, respectively, related to our other intangible assets.

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
Our reportable operating segments have been determined in accordance with our internal management structure, which is organized based on operating activities, the manner in which we organize segments for making operating decisions and assessing performance and the availability of separate financial results. We do not allocate certain corporate expenses related to executive retirement plans, our Board of Directors and strategic initiatives, as well as certain other costs and report them in Corporate. None of our three reportable operating segments represent the aggregation of two or more operating segments.
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our sales and operating income (loss) by segment are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2017	2016	2017	2016
Sales:
Industrial	$312,448	$267,492	$609,912	$536,536
Widia	47,744	42,874	92,987	83,888
Infrastructure	211,153	177,207	410,900	344,289
Total sales	$571,345	$487,573	$1,113,799	$964,713
Operating income (loss):
Industrial	$43,292	$18,067	$78,104	$23,603
Widia	856	(2,666)	918	(8,403)
Infrastructure	25,511	10,274	47,580	2,687
Corporate	(1,485)	(1,662)	(1,952)	(3,085)
Total operating income	68,174	24,013	124,650	14,802
Interest expense	7,231	7,151	14,379	14,144
Other expense, net	1,313	726	1,401	844
Income (loss) from continuing operations before income taxes	$59,630	$16,136	$108,870	$(186)

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

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
We also produce specialized wear components and metallurgical powders that are used for custom-engineered and challenging applications. End users of the Company's products include producers and suppliers in equipment-intensive operations such as coal mining, road construction, quarrying, oil and gas exploration, refining, production and supply.
For the second quarter of fiscal year 2018 Kennametal has reported another strong operating quarter. The markets are continuing to show strength, and our growth initiatives are taking hold. On a consolidated basis, sales increased 17.2 percent, reflecting sales growth in all segments, regions and end markets. By working on our simplification initiatives, we have put the foundation in place for our modernization program to generate further margin improvement. Operating margin improved significantly to 11.9 percent from 4.9 percent in the prior year quarter reflecting improvement in both gross margin and operating expense as a percentage of sales.
Our sales of $571.3 million for the quarter ended December 31, 2017 increased 17.2 percent compared to sales for the quarter ended December 31, 2016, driven by organic sales growth of 15 percent and favorable currency exchange impact of 3 percent, partially offset by fewer business days impact of 1 percent compared to the prior year quarter. Every segment and every region reported increased sales and improved profitability. The Industrial, Infrastructure and Widia segments posted operating margins of 13.9 percent, 12.1 percent and 1.8 percent, respectively.
Operating income was $68.2 million, compared to a $24.0 million in the prior year quarter. Year-over-year comparative operating results reflect organic sales growth, incremental restructuring benefits of approximately $17 million, $10.3 million less restructuring and related charges in the current period, higher productivity and fixed cost absorption and favorable mix, partially offset by higher compensation expense and more overtime costs.
While end market demand has trended higher than previously anticipated, our effective tax rate for the full fiscal year is likely to be higher than previously anticipated. This increase in taxes is due primarily to the ongoing effects of no longer having a valuation allowance on U.S. deferred tax assets. The release of the valuation allowance was triggered by the application of the toll tax provision in the Tax Cuts and Jobs Act of 2017 (TCJA). Along with expected full-year income in the U.S. in fiscal 2018, we anticipate our domestic deferred taxes to be in a net liability position by June 30, 2018. In addition to the discrete items discussed below, current period earnings per share included additional tax expense of approximately $0.08 per share resulting from U.S. income now being subject to taxes as a result of the release of the valuation allowance. As a result of TCJA, we anticipate the long-term, beyond fiscal 2018, tax rate will decrease from mid-20s to low-20s.
We reported current quarter earnings per diluted share of $0.50, which include a charge of $0.07 per share from the impact of recording an out of period charge to provision for income taxes and a one-time benefit of $0.05 per share from releasing the U.S. deferred tax valuation allowance. The earnings per diluted share of $0.09 in the prior year quarter included $0.13 per share of restructuring and related charges and $0.02 per share associated with recording a valuation allowance related to deferred tax assets in Australia.
We substantially completed our existing restructuring programs in the previous quarter. Pre-tax benefits from these restructuring actions were approximately $41 million in the current quarter, of which approximately $17 million were incremental to the prior year quarter. Please see the Results of Continuing Operations section of Item 2 for further discussion and analysis of our restructuring programs.
The cost savings we achieved through our existing restructuring programs do not include the anticipated benefits from our modernization initiative. The results of those programs are anticipated to accrue to the Company over the next few years.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We had a net cash inflow from operating activities of $66.8 million during the six months ended December 31, 2017 compared to $48.7 million during the prior year quarter. The increase is due primarily to higher cash from operations before changes in certain other assets and liabilities and lower restructuring payments, partially offset by higher working capital. Capital expenditures were $85.2 million and $70.6 million during the six months ended December 31, 2017 and 2016, respectively.
We invested further in technology and innovation to continue delivering high quality products to our customers. Research and development expenses included in operating expense totaled $9.5 million for the three months ended December 31, 2017.
Throughout the MD&A, we refer to measures used by management to evaluate performance. We also refer to a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP), including organic sales growth, constant currency regional sales growth and constant currency end market sales growth. The explanation at the end of the MD&A provides the definition of these non-GAAP financial measures as well as details on the use and the derivation of these financial measures.

RESULTS OF CONTINUING OPERATIONS

SALES
Sales for the three months ended December 31, 2017 were $571.3 million, an increase of $83.8 million or 17.2 percent, from $487.6 million in the prior year quarter. The increase in sales was driven by a 15 percent organic sales growth and a 3 percent favorable currency exchange impact, partially offset by a 1 percent decrease due to fewer business days. Constant currency end market sales growth was approximately 23 percent in energy, 14 percent in transportation, 12 percent in general engineering, 11 percent in earthworks and 9 percent in aerospace and defense. Constant currency regional sales growth was approximately 19 percent in Asia Pacific, 15 percent in the Americas and 9 percent in Europe, the Middle East and Africa (EMEA).
Sales for the six months ended December 31, 2017 were $1,113.8 million, an increase of $149.1 million or 15.5 percent, from $964.7 million in the prior year period. The increase in sales was driven by a 14 percent organic sales growth and a 2 percent favorable currency exchange impact, partially offset by a 1 percent decrease due to fewer business days. Constant currency end market sales growth was approximately 24 percent in energy, 12 percent in earthworks, 10 percent in general engineering, 11 percent in transportation and 8 percent in aerospace and defense. Constant currency regional sales growth was approximately 17 percent in Asia Pacific, 14 percent in the Americas and 9 percent in EMEA.

GROSS PROFIT
Gross profit for the three months ended December 31, 2017 was $192.5 million, an increase of $44.9 million from $147.6 million in the prior year quarter. The increase was primarily due to organic sales growth, incremental restructuring benefits of approximately $13 million, favorable foreign currency exchange impact of $5.3 million, higher productivity and fixed cost absorption, favorable mix and $1.2 million less restructuring-related charges, partially offset by higher compensation expense and more overtime costs. The gross profit margin for the three months ended December 31, 2017 was 33.7 percent, as compared to 30.3 percent in the prior year quarter.
Gross profit for the six months ended December 31, 2017 was $377.5 million, an increase of $86.4 million from $291.2 million in the prior year period. The increase was primarily due to organic sales growth, incremental restructuring benefits of approximately $28 million, favorable mix, favorable foreign currency exchange impact of $8.3 million and $1.9 million less restructuring-related charges, partially offset by higher compensation expense, overtime costs and raw material costs. The gross profit margin for the six months ended December 31, 2017 was 33.9 percent, as compared to 30.2 percent in the prior year period.

OPERATING EXPENSE
Operating expense for the three months ended December 31, 2017 increased to $120.6 million compared to $111.0 million for the three months ended December 31, 2016. The increase was primarily due to higher compensation expense and an unfavorable foreign currency exchange impact of $2.9 million, partially offset by incremental restructuring benefits of approximately $5 million and $0.7 million less in restructuring-related charges.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating expense for the six months ended December 31, 2017 increased to $240.0 million compared to $230.9 million for the six months ended December 31, 2016. The increase was primarily due to higher compensation expense and an unfavorable foreign currency exchange impact of $4.5 million, partially offset by incremental restructuring benefits of approximately $12 million and $1.6 million less in restructuring-related charges.

RESTRUCTURING AND RELATED CHARGES AND ASSET IMPAIRMENT CHARGES
In prior years, we implemented restructuring actions to streamline the Company's cost structure. The purpose of these initiatives was to improve the alignment of our cost structure with the current operating environment through employment reductions, as well as rationalization and consolidation of certain manufacturing facilities. These restructuring actions were substantially completed in the first quarter of fiscal 2018, were mostly cash expenditures and achieved annual run rate ongoing pre-tax savings of approximately $165 million.
We recorded restructuring and related charges of $1.5 million and $11.8 million for the three months ended December 31, 2017 and 2016, respectively. Of these amounts, restructuring charges were less than $0.1 million for the three months ended December 31, 2017 and totaled $8.8 million for the three months ended December 31, 2016, of which expense of $0.3 million was related to inventory and was recorded in cost of good sold. Restructuring-related charges of $1.3 million and $2.1 million were recorded in cost of goods sold and $0.2 million and $0.9 million in operating expense for the three months ended December 31, 2017 and 2016, respectively.
We recorded restructuring and related charges of $8.4 million and $43.4 million for the six months ended December 31, 2017 and 2016, respectively. Of these amounts, restructuring charges totaled $5.6 million and $37.3 million, respectively, of which expense of $0.3 million for the six months ended December 31, 2016 was related to inventory and was recorded in cost of goods sold. Restructuring-related charges of $2.5 million and $4.1 million were recorded in cost of goods sold and $0.3 million and $2.0 million in operating expense for the six months ended December 31, 2017 and 2016, respectively.
Total restructuring and related charges since the inception of our restructuring plans through December 31, 2017 were $156.0 million. See Note 7 in our condensed consolidated financial statements set forth in Part I Item 1 of this Quarterly Report on Form 10-Q (Note 7).

INTEREST EXPENSE
Interest expense for the three months ended December 31, 2017 and 2016 was $7.2 million. Interest expense for the six months ended December 31, 2017 and 2016 was $14.4 million and $14.1 million, respectively.

OTHER EXPENSE, NET
Other expense for the three months ended December 31, 2017 increased to $1.3 million compared to $0.7 million for the three months ended December 31, 2016 primarily due to prior year income from transition services provided related to a prior divestiture.
Other expense for the six months ended December 31, 2017 increased to $1.4 million compared to $0.8 million for the six months ended December 31, 2016 primarily due to prior year income from transition services provided related to a prior divestiture, partially offset by foreign currency transaction gains in the current period.

INCOME TAXES
The effective income tax rates for the three months ended December 31, 2017 and 2016 were 29.3 percent and 50.9 percent, respectively. The effective income tax rate for the six months ended December 31, 2017 was 24.9 percent, and the effective income tax rate for the six months ended December 31, 2016 was not meaningful as the prior year loss before income taxes was negligible. The change in both periods was primarily driven by prior year U.S. losses not being tax-effected and current year U.S. income being subject to tax. This is the result of the valuation allowance, originally recorded in the fourth quarter of fiscal 2016, being released in the current quarter.

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
Our sales and operating income (loss) by segment are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2017	2016	2017	2016
Sales:
Industrial	$312,448	$267,492	$609,912	$536,536
Widia	47,744	42,874	92,987	83,888
Infrastructure	211,153	177,207	410,900	344,289
Total sales	$571,345	$487,573	$1,113,799	$964,713
Operating income (loss):
Industrial	$43,292	$18,067	$78,104	$23,603
Widia	856	(2,666)	918	(8,403)
Infrastructure	25,511	10,274	47,580	2,687
Corporate	(1,485)	(1,662)	(1,952)	(3,085)
Total operating income	68,174	24,013	124,650	14,802
Interest expense	7,231	7,151	14,379	14,144
Other expense, net	1,313	726	1,401	844
Income (loss) from continuing operations before income taxes	$59,630	$16,136	$108,870	$(186)
INDUSTRIAL
For the three months ended December 31, 2017, Industrial sales increased 17 percent from the prior year quarter. General engineering sales experienced growth from global sales in the indirect channel and in the light and general engineering sector. Growth in transportation sales in Asia Pacific and EMEA to tier suppliers and OEMs were dampened by lower sales to OEMs in the Americas. Oil and gas drilling sales in the Americas continues to provide overall growth in energy, coupled with increases in power generation sales primarily in Asia Pacific. Conditions continue to be favorable in the aerospace sector, with global sales related to engine growth being supplemented by increasing demand related to frames in the Americas. The sales increases in Asia Pacific and EMEA were primarily driven by the transportation and general engineering end markets. The sales increase in the Americas was primarily driven by the performance in the general engineering, energy and aerospace and defense end markets.
For the three months ended December 31, 2017, Industrial operating income increased by $25.2 million, driven primarily by organic sales growth, incremental restructuring benefits of approximately $10 million, $5.9 million less restructuring and related charges in the current quarter and higher productivity and fixed cost absorption, partially offset by higher compensation expense. Industrial operating margin was 13.9 percent compared with 6.8 percent in the prior year.
For the six months ended December 31, 2017, Industrial sales increased 14 percent from the prior year period. General engineering sales experienced growth from sales in the indirect channel across all regions and positive performance in the light and general engineering sector in EMEA and the Americas. Transportation sales to tier suppliers globally increased in the period as well as to OEMs in EMEA and Asia Pacific. This was offset slightly by lower sales to OEMs in the Americas. Oil and gas drilling sales in the Americas continue to provide overall growth in energy, coupled with increases in renewable power generation sales globally. Conditions continue to be favorable in the aerospace sector, with increasing global sales related to engine growth being supplemented by increasing demand related to frames in the Americas and EMEA. The sales increases in Asia Pacific and EMEA were primarily driven by the transportation and general engineering end markets. The sales increase in the Americas was primarily driven by the performance in the energy, general engineering and aerospace and defense end markets.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the six months ended December 31, 2017, Industrial operating income increased by $54.5 million, driven primarily by organic sales growth, incremental restructuring benefits of approximately $24 million and $20.6 million less restructuring and related charges in the current quarter, partially offset by higher compensation expense and unfavorable mix. Industrial operating margin was 12.8 percent compared with 4.4 percent in the prior year period.

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except operating margin)	2017	2016	2017	2016
Sales	$312,448	$267,492	$609,912	$536,536
Operating income	43,292	18,067	78,104	23,603
Operating margin	13.9%	6.8%	12.8%	4.4%

	Three Months Ended December 31, 2017	Six Months Ended December 31, 2017

In percentages
Organic sales growth	14%	12%
Foreign currency exchange impact(1)	4	3
Business days impact(2)	(1)	(1)
Divestiture impact(3)	—	—
Acquisition impact(4)	—	—
Sales growth	17%	14%

	Constant Currency Regional Sales Growth
	Three Months Ended December 31, 2017	Six Months Ended December 31, 2017
Asia Pacific	20%	17%
EMEA	11	9
Americas	11	10

	Constant Currency End Market Sales Growth
	Three Months Ended December 31, 2017	Six Months Ended December 31, 2017
Energy	19%	20%
Transportation	14	11
General engineering	11	9
Aerospace and defense	9	8

WIDIA
For the three months ended December 31, 2017, Widia sales increased 11 percent from the prior year quarter. Widia organic sales growth continues to be positively impacted by the reorganization of distribution in Europe, growth in India related to higher demand trends, in addition to increasing demand in the U.S. energy markets and higher growth rates in emerging markets.
For the three months ended December 31, 2017, Widia operating income was $0.9 million compared to an operating loss of $2.7 million for the prior year quarter. The year-over-year change of $3.5 million was driven primarily by $1.8 million less restructuring and related charges and organic sales growth. Widia operating income margin was 1.8 percent compared with operating loss margin of 6.2 percent in the prior year quarter.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the six months ended December 31, 2017, Widia sales increased 11 percent from the prior year period. Widia organic sales growth continues to be positively impacted by the reorganization of distribution in Europe, growth in India related to higher demand trends, in addition to increasing demand in the U.S. energy markets and higher growth rates in emerging markets.
For the six months ended December 31, 2017, Widia operating income was $0.9 million compared to an operating loss of $8.4 million for the prior year period. The year-over-year change of $9.3 million was driven primarily by $4.0 million less restructuring and related charges, organic sales growth, higher productivity and fixed cost absorption and incremental restructuring benefits of approximately $1 million. Widia operating income margin was 1.0 percent compared with operating loss margin of 10.0 percent in the prior year.

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2017	2016	2017	2016
Sales	$47,744	$42,874	$92,987	$83,888
Operating income (loss)	856	(2,666)	918	(8,403)
Operating margin	1.8%	(6.2)%	1.0%	(10.0)%

	Three Months Ended December 31, 2017	Six Months Ended December 31, 2017

In percentages
Organic sales growth	9%	9%
Foreign currency exchange impact(1)	2	2
Business days impact(2)	—	—
Divestiture impact(3)	—	—
Acquisition impact(4)	—	—
Sales growth	11%	11%

	Constant Currency Regional Sales Growth
	Three Months Ended December 31, 2017	Six Months Ended December 31, 2017
EMEA	16%	18%
Americas	8	7
Asia Pacific	4	6

INFRASTRUCTURE
For the three months ended December 31, 2017, Infrastructure sales increased by 19 percent from the prior year quarter. The U.S. oil and gas market continues to stabilize, manifesting in high year-over-year growth in energy with average U.S. land rig counts up over 60 percent compared to the prior year quarter. In the earthworks market, underground mining continues to show signs of improvement, while construction sales improved in part due to stronger demand in road rehabilitation. The sales increase in Asia Pacific was driven primarily by the performance in the earthworks and general engineering end markets. Growth in the Americas was primarily driven by the oil and gas, general engineering and earthworks end markets.
For the three months ended December 31, 2017, Infrastructure operating income increased by $15.2 million driven primarily by organic sales growth, incremental restructuring program benefits of approximately $6 million, $2.6 million less restructuring and related charges in the current period and favorable mix, partially offset by higher compensation expense, raw material costs and overtime costs. Infrastructure operating margin was 12.1 percent compared with 5.8 percent in the prior year quarter.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the six months ended December 31, 2017, Infrastructure sales increased by 19 percent from the prior year period. The U.S. oil and gas market continues to stabilize, manifesting in high year-over-year growth in energy with average U.S. land rig counts up over 75 percent compared to the prior year period. On a year-to-date basis, we are seeing improvements in all end markets, including underground mining and construction. The sales increase in Asia Pacific was driven primarily by the performance in the earthworks and general engineering end markets. Growth in the Americas was primarily driven by the oil and gas, earthworks and general engineering end markets. The sales increase in EMEA was primarily driven by performance in the earthworks end market.
For the six months ended December 31, 2017, Infrastructure operating income increased by $44.9 million driven primarily by organic sales growth, incremental restructuring program benefits of approximately $14 million, $10.4 million less restructuring and related charges in the current period, favorable mix and higher fixed cost absorption and productivity, partially offset by higher raw material and overtime costs and higher compensation expense. Infrastructure operating margin was 11.6 percent compared with 0.8 percent in the prior year period.

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2017	2016	2017	2016
Sales	$211,153	$177,207	$410,900	$344,289
Operating income	25,511	10,274	47,580	2,687
Operating margin	12.1%	5.8%	11.6%	0.8%

	Three Months Ended December 31, 2017	Six Months Ended December 31, 2017

In percentages
Organic sales growth	18%	19%
Foreign currency exchange impact(1)	2	1
Business days impact(2)	(1)	(1)
Divestiture impact(3)	—	—
Acquisition impact(4)	—	—
Sales growth	19%	19%

	Constant Currency Regional Sales Growth
	Three Months Ended December 31, 2017	Six Months Ended December 31, 2017
Asia Pacific	24%	22%
Americas	20	20
EMEA	1	5

	Constant Currency End Market Sales Growth
	Three Months Ended December 31, 2017	Six Months Ended December 31, 2017
Energy	25%	26%
General engineering	20	15
Earthworks	11	12

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CORPORATE
For the three months ended December 31, 2017, Corporate unallocated expense decreased $0.2 million, or 10.6 percent, from the prior year quarter. For the six months ended December 31, 2017, Corporate unallocated expense decreased $1.1 million, or 36.7 percent, from the prior year period.

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2017	2016	2017	2016
Corporate unallocated expense	$(1,485)	$(1,662)	$(1,952)	$(3,085)

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations is the primary source of funding for capital expenditures. Year to date December 31, 2017 cash flow provided by operating activities was $66.8 million, primarily due to the net inflow from net income with adjustments for non-cash items, partially offset by a net outflow from changes in other assets and liabilities.
Our five-year, multi-currency, revolving credit facility, as amended and restated in April 2016 (Credit Agreement), is used to augment cash from operations and is an additional source of funds. The Credit Agreement provides for revolving credit loans of up to $600.0 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The Credit Agreement matures in April 2021. We had no borrowings outstanding on our Credit Agreement as of December 31, 2017.
The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the Credit Agreement). We were in compliance with all such covenants as of December 31, 2017. For the six months ended December 31, 2017, average daily borrowings outstanding under the Credit Agreement were approximately $1.9 million. Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries.
We consider substantially all of the unremitted earnings of our non-U.S. subsidiaries that have not previously been taxed in the U.S. to be permanently reinvested. As a result of TCJA, which among other provisions allows for a 100% dividends received deduction from controlled foreign subsidiaries, we will re-evaluate our assertion with respect to permanent reinvestment. As part of this evaluation, we will consider our global working capital and capital investment requirements, among other considerations including the potential tax liabilities that would be incurred if the non-U.S. subsidiaries distribute cash to the U.S. parent. If we determine that an entity should no longer remain subject to the permanent reinvestment assertion, we will accrue additional tax charges, including but not limited to state income taxes, withholding taxes and other relevant foreign taxes in the period the conclusion is determined. In accordance with SEC guidance in Staff Accounting Bulletin 118, we expect to complete our evaluation by December 22, 2018. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business or associated with our domestic debt service requirements.
During the three months ended December 31, 2017, we recorded a $77 million provisional tax charge as a result of a new U.S. tax law in the Tax Cuts and Jobs Act of 2017’s provision requiring a one-time transition tax on previously untaxed accumulated earnings and profits of certain non-U.S. companies. The toll tax charge consumed our entire U.S. federal net operating loss carryforward and other credit carryforwards, which represent a significant portion of our previously available deferred tax assets, and was offset by the release of the valuation allowance associated with these assets. As a result, we do not expect to make a cash payment associated with the toll charge.
At December 31, 2017, cash and cash equivalents were $159.9 million, Total Kennametal Shareholders' equity was $1,126.4 million and total debt was $697.1 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.
There have been no material changes in our contractual obligations and commitments since June 30, 2017.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flow Provided by Operating Activities
During the six months ended December 31, 2017, cash flow provided by operating activities was $66.8 million, compared to $48.7 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $161.1 million and changes in certain assets and liabilities netting to an outflow of $94.3 million. Contributing to the changes in certain assets and liabilities were a decrease of accounts payable and accrued liabilities of $66.6 million, a decrease in accrued pension and postretirement benefits of $13.8 million and an increase in inventories of $9.1 million due in part to increasing volumes.
During the six months ended December 31, 2016, cash flow provided by operating activities consisted of net loss and non-cash items amounting to an inflow of $53.7 million, and changes in certain assets and liabilities netting to an outflow of $5.0 million. Contributing to the changes in certain assets and liabilities were a decrease in accrued pension and postretirement benefits of $11.3 million and a net decrease of accounts payable and accrued liabilities of $5.5 million primarily driven by lower accrued compensation. Partially offsetting these cash outflows was a decrease in accounts receivable of $20.4 million due to lower sales volume.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $84.1 million for the six months ended December 31, 2017, compared to $67.0 million for the prior year period. During the current year period, cash flow used for investing activities included capital expenditures, net of $84.4 million, which consisted primarily of equipment upgrades.
For the six months ended December 31, 2016, cash flow used for investing activities included capital expenditures, net of $67.1 million, which consisted primarily of equipment upgrades.
Cash Flow Used for Financing Activities
Cash flow used for financing activities was $17.3 million for the six months ended December 31, 2017 compared to $36.8 million in the prior year period. During the current year period, cash flow used for financing activities included $32.5 million of cash dividends paid to Shareholders, partially offset by $15.0 million of dividend reinvestment and the effect of employee benefit and stock plans.
For the six months ended December 31, 2016, cash flow used for financing activities included $32.0 million of cash dividends paid to Shareholders and a $6.6 million payment on the remaining contingent consideration related to a prior acquisition. These cash outflows were partially offset by $1.3 million of dividend reinvestment and the effect of employee benefit and stock plans and $0.6 million net increase in borrowings.

FINANCIAL CONDITION

Working capital was $720.8 million at December 31, 2017, an increase of $68.3 million from $652.4 million at June 30, 2017. The increase in working capital was primarily driven by a decrease in accounts payable of $25.1 million, a decrease in accrued expenses of $21.1 million driven by payroll timing and lower accrued vacation pay, an increase in inventories of $19.8 million due in part to increasing volumes, a decrease in other current liabilities of $19.3 million due primarily to restructuring payments and bonus payments, and increase in other current assets of $12.9 million due in part to reclassification of tax assets from deferred income taxes to other current assets related to out of period adjustment and an increase in accounts receivable of $12.5 million due in part to increasing volumes. Partially offsetting these items was a decrease in cash and cash equivalents of $30.7 million and an increase in accrued income taxes of $11.2 million due primarily to increased taxable income in taxpaying jurisdictions. Currency exchange rate effects increased working capital by a total of $16.3 million, the impact of which is included in the aforementioned changes.
Property, plant and equipment, net increased $35.3 million from $744.4 million at June 30, 2017 to $779.7 million at December 31, 2017, primarily due to capital additions of $73.7 million and a positive currency exchange impact of $12.0 million during the current period. This increase was partially offset by depreciation expense of $46.1 million, impairment related to restructuring programs of $2.3 million and disposal of $0.8 million.
At December 31, 2017, other assets were $567.8 million, an increase of $10.6 million from $557.2 million at June 30, 2017. The primary drivers for the increase were an increase in other assets of $17.9 million primarily due to an increase in pension plan assets and an increase in goodwill of $4.8 million due to favorable currency exchange effects. This increase was partially offset by a $6.7 million decrease in deferred income taxes primarily due to out of period adjustment related to tax assets recorded on intra-entity inventory transfers, partially offset by release of the valuation allowance on U.S. deferred tax assets, in addition to a $6.0 million decrease in other intangible assets, which was due primarily to amortization expense.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Long-term debt and capital leases increased by $0.7 million to $695.7 million at December 31, 2017 from $695.0 million at June 30, 2017.
Kennametal Shareholders' equity was $1,126.4 million at December 31, 2017, an increase of $109.1 million from $1,017.3 million at June 30, 2017. The increase was primarily due to net income attributable to Kennametal of $80.8 million, favorable currency exchange of $32.6 million, capital stock issued under employee benefit and stock plans of $26.9 million and reclassification of net pension and other postretirement benefit loss of $3.3 million, partially offset by cash dividends paid to Shareholders of $32.5 million and unrecognized net pension and other postretirement benefit loss of $2.6 million.

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
Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At December 31, 2017 and June 30, 2017, the balances of these reserves were $12.7 million and $12.4 million, respectively. These reserves represent anticipated costs associated with the remediation of these issues.
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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECONCILIATION OF FINANCIAL MEASURES NOT DEFINED BY U.S. GAAP In accordance with the SEC's Regulation G, the following provides definitions of the non-GAAP financial measures we use in this report and the reconciliation to the most closely related GAAP financial measure. We believe that these measures provide useful perspective on underlying business trends and results and provide a supplemental measure of year-over-year results. The non-GAAP financial measures described below are used by management in making operating decisions, allocating financial resources and for business strategy purposes. These measures may be useful to investors as they provide supplemental information about business performance and provide investors a view of our business results through the eyes of management. These non-GAAP financial measures are not intended to be considered by the user in place of the related GAAP financial measure, but rather as supplemental information to our business results. These non-GAAP financial measures may not be the same as similar measures used by other companies due to possible differences in method and in the items or events being adjusted.
Organic sales growth Organic sales growth is a non-GAAP financial measure of sales growth (which is the most directly comparable GAAP measure) excluding the impacts of acquisitions, divestitures, business days and foreign currency exchange from year-over-year comparisons. We believe this measure provides investors with a supplemental understanding of underlying sales trends by providing sales growth on a consistent basis. Also, we report organic sales growth at the consolidated and segment levels.
Constant currency end market sales growth Constant currency end market sales growth is a non-GAAP financial measure of sales growth (which is the most directly comparable GAAP measure) by end market excluding the impacts of acquisitions, divestitures and foreign currency exchange from year-over-year comparisons. We note that, unlike organic sales growth, constant currency end market sales growth does not exclude the impact of business days. We believe this measure provides investors with a supplemental understanding of underlying end market trends by providing end market sales growth on a consistent basis. Also, we report constant currency end market sales growth at the consolidated and segment levels. Widia sales are reported only in the general engineering end market. Therefore, we do not provide constant currency end market sales growth for the Widia segment and, thus, do not include a reconciliation for that metric.
Constant currency regional sales growth Constant currency regional sales growth is a non-GAAP financial measure of sales growth (which is the most directly comparable GAAP measure) by region excluding the impacts of acquisitions, divestitures and foreign currency exchange from year-over-year comparisons. We note that, unlike organic sales growth, constant currency regional sales growth does not exclude the impact of business days. We believe this measure provides investors with a supplemental understanding of underlying regional trends by providing regional sales growth on a consistent basis. Also, we report constant currency regional sales growth at the consolidated and segment levels.
Reconciliations of organic sales growth to sales growth are as follows:

Three Months Ended December 31, 2017	Industrial	Widia	Infrastructure	Total
Organic sales growth	14%	9%	18%	15%
Foreign currency exchange impact(1)	4	2	2	3
Business days impact(2)	(1)	—	(1)	(1)
Divestiture impact(3)	—	—	—	—
Acquisition impact(4)	—	—	—	—
Sales growth	17%	11%	19%	17%

Six Months Ended December 31, 2017	Industrial	Widia	Infrastructure	Total
Organic sales growth	12%	9%	19%	14%
Foreign currency exchange impact(1)	3	2	1	2
Business days impact(2)	(1)	—	(1)	(1)
Divestiture impact(3)	—	—	—	—
Acquisition impact(4)	—	—	—	—
Sales growth	14%	11%	19%	15%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reconciliations of constant currency end market sales growth to end market sales growth(5), are as follows:

Industrial
Three Months Ended December 31, 2017	General engineering	Transportation	Aerospace and defense	Energy
Constant currency end market sales growth	11%	14%	9%	19%
Foreign currency exchange impact(1)	4	4	2	3
Divestiture impact(3)	—	—	—	—
Acquisition impact(4)	—	—	—	—
End market sales growth(5)	15%	18%	11%	22%

Infrastructure
Three Months Ended December 31, 2017	Energy	Earthworks	General engineering
Constant currency end market sales growth	25%	11%	20%
Foreign currency exchange impact(1)	1	2	2
Divestiture impact(3)	—	—	—
Acquisition impact(4)	—	—	—
End market sales growth(5)	26%	13%	22%

Total
Three Months Ended December 31, 2017	General engineering	Transportation	Aerospace and defense	Energy	Earthworks
Constant currency end market sales growth	12%	14%	9%	23%	11%
Foreign currency exchange impact(1)	3	4	2	2	2
Divestiture impact(3)	—	—	—	—	—
Acquisition impact(4)	—	—	—	—	—
End market sales growth(5)	15%	18%	11%	25%	13%

Industrial
Six Months Ended December 31, 2017	General engineering	Transportation	Aerospace and defense	Energy
Constant currency end market sales growth	9%	11%	8%	20%
Foreign currency exchange impact(1)	3	2	2	3
Divestiture impact(3)	—	—	—	—
Acquisition impact(4)	—	—	—	—
End market sales growth(5)	12%	13%	10%	23%

Infrastructure
Six Months Ended December 31, 2017	Energy	Earthworks	General engineering
Constant currency end market sales growth	26%	12%	15%
Foreign currency exchange impact(1)	1	2	1
Divestiture impact(3)	—	—	—
Acquisition impact(4)	—	—	—
End market sales growth(5)	27%	14%	16%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total
Six Months Ended December 31, 2017	General engineering	Transportation	Aerospace and defense	Energy	Earthworks
Constant currency end market sales growth	10%	11%	8%	24%	12%
Foreign currency exchange impact(1)	2	2	2	2	2
Divestiture impact(3)	—	—	—	—	—
Acquisition impact(4)	—	—	—	—	—
End market sales growth(5)	12%	13%	10%	26%	14%
Reconciliations of constant currency regional sales growth to reported regional sales growth(6), are as follows:

Industrial
Three Months Ended December 31, 2017	Americas	EMEA	Asia Pacific
Constant currency regional sales growth	11%	11%	20%
Foreign currency exchange impact(1)	1	8	3
Divestiture impact(3)	—	—	—
Acquisition impact(4)	—	—	—
Regional sales growth(6)	12%	19%	23%

Widia
Three Months Ended December 31, 2017	Americas	EMEA	Asia Pacific
Constant currency regional sales growth	8%	16%	4%
Foreign currency exchange impact(1)	1	6	3
Divestiture impact(3)	—	—	—
Acquisition impact(4)	—	—	—
Regional sales growth(6)	9%	22%	7%

Infrastructure
Three Months Ended December 31, 2017	Americas	EMEA	Asia Pacific
Constant currency regional sales growth	20%	1%	24%
Foreign currency exchange impact(1)	1	5	2
Divestiture impact(3)	—	—	—
Acquisition impact(4)	—	—	—
Regional sales growth(6)	21%	6%	26%

Total
Three Months Ended December 31, 2017	Americas	EMEA	Asia Pacific
Constant currency regional sales growth	15%	9%	19%
Foreign currency exchange impact(1)	1	7	3
Divestiture impact(3)	—	—	—
Acquisition impact(4)	—	—	—
Regional sales growth(6)	16%	16%	22%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Industrial
Six Months Ended December 31, 2017	Americas	EMEA	Asia Pacific
Constant currency regional sales growth	10%	9%	17%
Foreign currency exchange impact(1)	—	6	2
Divestiture impact(3)	—	—	—
Acquisition impact(4)	—	—	—
Regional sales growth(6)	10%	15%	19%

Widia
Six Months Ended December 31, 2017	Americas	EMEA	Asia Pacific
Constant currency regional sales growth	7%	18%	6%
Foreign currency exchange impact(1)	—	4	2
Divestiture impact(3)	—	—	—
Acquisition impact(4)	—	—	—
Regional sales growth(6)	7%	22%	8%

Infrastructure
Six Months Ended December 31, 2017	Americas	EMEA	Asia Pacific
Constant currency regional sales growth	20%	5%	22%
Foreign currency exchange impact(1)	1	6	2
Divestiture impact(3)	—	—	—
Acquisition impact(4)	—	—	—
Regional sales growth(6)	21%	11%	24%

Total
Six Months Ended December 31, 2017	Americas	EMEA	Asia Pacific
Constant currency regional sales growth	14%	9%	17%
Foreign currency exchange impact(1)	1	5	2
Divestiture impact(3)	—	—	—
Acquisition impact(4)	—	—	—
Regional sales growth(6)	15%	14%	19%
(1) Foreign currency exchange impact is calculated by dividing the difference between current period sales at prior period foreign exchange rates and prior period sales by prior period sales.
(2) Business days impact is calculated by dividing the year-over-year change in weighted average working days (based on mix of sales by country) by prior period weighted average working days.
(3) Divestiture impact is calculated by dividing prior period sales attributable to divested businesses by prior period sales.
(4) Acquisition impact is calculated by dividing current period sales attributable to acquired businesses by prior period sales.
(5) Aggregate sales for all end markets sum to the sales amount presented on Kennametal's financial statements.
(6) Aggregate sales for all regions sum to the sales amount presented on Kennametal's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk exposures since June 30, 2017.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at December 31, 2017 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we are party to legal claims and proceedings that arise in the ordinary course of business, which may relate to our operations or assets, including real, tangible or intellectual property. Although certain of these types of actions are currently pending, we do not believe that any individual proceeding is material or that our pending legal proceedings in the aggregate are material to Kennametal. See "Note 12. Environmental Matters" for a discussion of our exposure to certain environmental liabilities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2017	—	$—	—	10,100,100
November 1 through November 30, 2017	1,321	45.48	—	10,100,100
December 1 through December 31, 2017	3,679	46.54	—	10,100,100
Total	5,000	$46.26	—

(1)
During the current period, 1,202 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 3,798 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.

(2)	On July 25, 2013, the Company publicly announced an amended repurchase program for up to 17 million shares of its outstanding capital stock outside of the Company's dividend reinvestment program.

UNREGISTERED SALES OF EQUITY SECURITIES
None.

ITEM 6. EXHIBITS

(10)	Material Contracts
(10.1)	Separation Agreement for Charles M. Byrnes	Exhibit 10.1 of the Form 8-K filed January 31, 2018 (File No. 001-05318) is incorporated herein by reference.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31.1)	Certification executed by Christopher Rossi, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.
(31.2)	Certification executed by Jan Kees van Gaalen, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.
(32)	Section 1350 Certifications
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

KENNAMETAL INC.

Date:	February 6, 2018	By:	/s/ Patrick S. Watson
Patrick S. Watson Vice President Finance and Corporate Controller