Form 10-Q
period 2018-03-31
KENNAMETAL INC
filed 2018-05-08
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at April 30, 2018
Capital Stock, par value $1.25 per share	81,628,262

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2018

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not relate strictly to historical or current facts. You can identify forward-looking statements by the fact they use words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression in connection with any discussion of future operating or financial performance or events. We have also included forward looking statements in this Quarterly Report on Form 10-Q concerning, among other things, our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position and product development. These statements are based on current estimates that involve inherent risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, our actual results could vary materially from our current expectations. There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements. They include: downturns in the business cycle or the economy; our ability to achieve anticipated benefits of our restructuring initiatives; risks related to our foreign operations and international markets, such as fluctuations in currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; potential for future goodwill and other intangible asset impairment charges; our ability to protect and defend our intellectual property; continuity and security of information technology infrastructure; competition; our ability to retain our management and employees; demands on management resources; availability and cost of the raw materials we use to manufacture our products; product liability claims; integrating acquisitions and achieving the expected savings and synergies; global or regional catastrophic events; demand for and market acceptance of our products; business divestitures; labor relations; and implementation of environmental remediation matters. We provide additional information about many of the specific risks we face in the “Risk Factors” section of our Annual Report on Form 10-K. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. Except as required by law, we do not intend to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share amounts)	2018	2017	2018	2017
Sales	$607,936	$528,630	$1,721,734	$1,493,343
Cost of goods sold	388,475	342,365	1,124,736	1,015,926
Gross profit	219,461	186,265	596,998	477,417
Operating expense	129,151	116,939	369,131	347,808
Restructuring and asset impairment charges (Note 7)	1,264	7,169	6,834	44,230
Amortization of intangibles	3,690	4,245	11,028	12,665
Operating income	85,356	57,912	210,005	72,714
Interest expense	7,468	7,331	21,848	21,475
Other expense, net	647	1,626	2,046	2,470
Income before income taxes	77,241	48,955	186,111	48,769
Provision for income taxes	24,130	9,301	51,204	22,401
Net income	53,111	39,654	134,907	26,368
Less: Net income attributable to noncontrolling interests	2,245	764	3,256	1,873
Net income attributable to Kennametal	$50,866	$38,890	$131,651	$24,495
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings per share	$0.62	$0.48	$1.62	$0.31
Diluted earnings per share	$0.61	$0.48	$1.59	$0.30
Dividends per share	$0.20	$0.20	$0.60	$0.60
Basic weighted average shares outstanding	81,793	80,398	81,445	80,219
Diluted weighted average shares outstanding	83,109	81,381	82,670	80,965
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2018	2017	2018	2017
Net income	$53,111	$39,654	$134,907	$26,368
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges	(783)	(866)	(1,688)	614
Reclassification of unrealized loss on expired derivatives designated and qualified as cash flow hedges	898	389	2,301	1,158
Unrecognized net pension and other postretirement benefit (loss) gain	(1,749)	(725)	(4,339)	3,376
Reclassification of net pension and other postretirement benefit loss	1,344	1,804	4,692	5,434
Foreign currency translation adjustments	20,282	13,785	54,075	(26,480)
Total other comprehensive income (loss), net of tax	19,992	14,387	55,041	(15,898)
Total comprehensive income	73,103	54,041	189,948	10,470
Less: comprehensive income attributable to noncontrolling interests	2,515	1,734	4,699	2,203
Comprehensive income attributable to Kennametal Shareholders	$70,588	$52,307	$185,249	$8,267
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	March 31, 2018	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$221,906	$190,629
Accounts receivable, less allowance for doubtful accounts of $13,404 and $13,693, respectively	410,550	380,425
Inventories (Note 10)	537,205	487,681
Assets held for sale (Note 7)	4,947	—
Other current assets	65,979	55,166
Total current assets	1,240,587	1,113,901
Property, plant and equipment:
Land and buildings	359,512	350,002
Machinery and equipment	1,703,582	1,577,776
Less accumulated depreciation	(1,258,140)	(1,183,390)
Property, plant and equipment, net	804,954	744,388
Other assets:
Assets held for sale (Note 7)	886	6,980
Goodwill (Note 17)	309,433	301,367
Other intangible assets, less accumulated amortization of $144,012 and $129,981, respectively (Note 17)	181,676	190,527
Deferred income taxes (Note 3)	22,160	28,349
Other	58,166	29,984
Total other assets	572,321	557,207
Total assets	$2,617,862	$2,415,496
LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases	$—	$190
Notes payable to banks	1,399	735
Accounts payable	220,205	215,722
Accrued income taxes	27,300	6,202
Accrued expenses	88,505	85,682
Other current liabilities	140,381	152,947
Total current liabilities	477,790	461,478
Long-term debt and capital leases, less current maturities (Note 11)	696,087	694,991
Deferred income taxes	14,856	14,883
Accrued pension and postretirement benefits	168,328	160,860
Accrued income taxes	8,766	2,636
Other liabilities	25,881	27,995
Total liabilities	1,391,708	1,362,843
Commitments and contingencies
EQUITY (Note 15)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 81,626 and 80,665 shares issued, respectively	102,032	100,832
Additional paid-in capital	506,902	474,547
Retained earnings	848,485	765,607
Accumulated other comprehensive loss	(270,094)	(323,692)
Total Kennametal Shareholders’ Equity	1,187,325	1,017,294
Noncontrolling interests	38,829	35,359
Total equity	1,226,154	1,052,653
Total liabilities and equity	$2,617,862	$2,415,496
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Nine Months Ended March 31,
(in thousands)	2018	2017
OPERATING ACTIVITIES
Net income	$134,907	$26,368
Adjustments for non-cash items:
Depreciation	69,994	68,369
Amortization	11,028	12,665
Stock-based compensation expense	16,225	17,285
Restructuring and asset impairment charges (Note 7)	4,267	1,224
Deferred income tax provision	6,911	1,300
Other	3,384	(2,711)
Changes in certain assets and liabilities:
Accounts receivable	(14,761)	(12,736)
Inventories	(32,861)	(38,110)
Accounts payable and accrued liabilities (Note 3)	(15,703)	28,561
Accrued income taxes	20,206	1,087
Accrued pension and postretirement benefits	(19,973)	(18,799)
Other	(3,038)	(1,710)
Net cash flow provided by operating activities	180,586	82,793
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(128,310)	(94,095)
Disposals of property, plant and equipment	2,196	3,852
Other	321	111
Net cash flow used for investing activities	(125,793)	(90,132)
FINANCING ACTIVITIES
Net increase in notes payable	791	333
Term debt borrowings	—	25,298
Term debt repayments	(190)	(25,830)
Purchase of capital stock	(163)	(188)
Dividend reinvestment and the effect of employee benefit and stock plans (Note 3)	17,493	4,285
Cash dividends paid to Shareholders	(48,773)	(48,013)
Other	(415)	(6,439)
Net cash flow used for financing activities	(31,257)	(50,554)
Effect of exchange rate changes on cash and cash equivalents	7,741	(2,869)
CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	31,277	(60,762)
Cash and cash equivalents, beginning of period	190,629	161,579
Cash and cash equivalents, end of period	$221,906	$100,817
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
We also produce specialized wear components and metallurgical powders that are used for custom-engineered and challenging applications. End users of the Company's products include producers and suppliers in equipment-intensive operations such as coal mining, road construction, quarrying, and oil and gas exploration, refining, production and supply.

2.BASIS OF PRESENTATION

The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with our 2017 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2017 was derived from the audited balance sheet included in our 2017 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the nine months ended March 31, 2018 and 2017 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2018 is to the fiscal year ending June 30, 2018. When used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

3.NEW ACCOUNTING STANDARDS
Adopted
In March 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which is intended to simplify equity-based award accounting and presentation. The guidance impacts income tax accounting related to equity-based awards, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. We adopted this guidance July 1, 2017. The adoption of this guidance resulted in three changes: (1) the increase to deferred tax assets of $1.4 million related to cumulative excess tax benefits previously unrecognized was offset by a valuation allowance, due to the valuation allowance position of our U.S. entity at the time of adoption of this standard; (2) excess tax benefits, previously reported in the financing activities section of the condensed consolidated statements of cash flow, is now reported in the operating activities section, adopted on a prospective basis; therefore, prior period statements of cash flow were not retrospectively adjusted for this provision; and (3) employee taxes paid when Kennametal withholds shares for tax withholding purposes, previously reported in the operating activities section of the condensed consolidated statement of cash flows, are now reported in the financing activities section, adopted on a retrospective basis; therefore, prior period statements of cash flow were retrospectively adjusted for this provision. Cash flow provided by operating activities and cash flow used for financing activities increased by $2.8 million for the nine months ended March 31, 2017.
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Issued
In February 2018, the FASB issued ASU No. 2018-02, “Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which includes amendments related to the reclassification of the income tax effects of the Tax Cuts and Jobs Act of 2017 (TCJA) to improve the usefulness of information reported to financial statement users. The amendments in this update also require certain disclosures about stranded tax effects. This guidance is effective for us July 1, 2019, although early adoption is permitted. We are in the process of assessing the impact the adoption of this guidance may have on our condensed consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. It also requires additional disclosures. We will adopt this standard on July 1, 2018 using the modified retrospective approach. We have a project team that has performed a detailed review of the terms and provisions in customer contracts, tentatively concluding that the new standard will not affect the timing and measurement of revenue for these contracts in comparison to the results of historical accounting policies and practices. Under the provisions of this ASU, we believe certain costs currently reported in operating expense may be reclassified to cost of goods sold on the condensed consolidated statement of income, as they represent costs incurred in satisfaction of performance obligations. Although we have not yet finalized our assessment of the impact of adoption of this guidance, we do not expect it to have a material impact on our condensed consolidated financial statements other than additional disclosures.

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	Nine Months Ended March 31,
(in thousands)	2018	2017
Cash paid during the period for:
Income taxes	$24,087	$20,013
Interest	21,091	20,725
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	11,477	15,404

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
Level 3: Inputs that are unobservable.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2018, the fair values of the Company’s financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$44	$—	$44
Total assets at fair value	$—	$44	$—	$44

Liabilities:
Derivatives (1)	$—	$1,289	$—	$1,289
Total liabilities at fair value	$—	$1,289	$—	$1,289

As of June 30, 2017, the fair values of the Company’s financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$359	$—	$359
Total assets at fair value	$—	$359	$—	$359

Liabilities:
Derivatives (1)	$—	$910	$—	$910
Total liabilities at fair value	$—	$910	$—	$910
 (1) Currency derivatives are valued based on observable market spot and forward rates and are classified within Level 2 of the fair value hierarchy.

There have been no changes in classification and transfers between levels in the fair value hierarchy in the current period.

6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheet are as follows:

(in thousands)	March 31, 2018	June 30, 2017
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$—	$1
Other current liabilities - range forward contracts	(1,262)	(671)
Other liabilities - range forward contracts	—	(101)
Total derivatives designated as hedging instruments	(1,262)	(771)
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	44	358
Other current liabilities - currency forward contracts	(27)	(138)
Total derivatives not designated as hedging instruments	17	220
Total derivatives	$(1,245)	$(551)

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

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2018	2017	2018	2017
Other expense (income), net - currency forward contracts	$182	$538	$(26)	$161

CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts are recorded in accumulated other comprehensive loss and are recognized as a component of other expense, net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at March 31, 2018 and June 30, 2017, was $61.6 million and $75.3 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at March 31, 2018, we expect to recognize into earnings $1.5 million of expense on outstanding derivatives in the next 12 months.
The following represents gains and losses related to cash flow hedges:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2018	2017	2018	2017
(Losses) gains recognized in other comprehensive loss, net	$(782)	$(866)	$(1,688)	$615
Losses reclassified from accumulated other comprehensive loss into other expense, net	$761	$390	$2,024	$1,158
No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the nine months ended March 31, 2018 and 2017.
NET INVESTMENT HEDGES
As of March 31, 2018, we had certain foreign currency-denominated intercompany loans payable with total aggregate principal amounts of €33.0 million as net investment hedges to hedge the foreign exchange exposure of our net investment in Euro-based subsidiaries. Losses of $1.1 million and $2.9 million were recorded as a component of foreign currency translation adjustments in other comprehensive income (loss) for the three and nine months ended March 31, 2018, respectively, compared to a loss of $0.5 million recorded for the three and nine months ended March 31, 2017.

As of March 31, 2018, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

Instrument	Notional (EUR in thousands)(2)	Notional (USD in thousands)(2)	Maturity
Foreign currency-denominated intercompany loan payable	€27,126	$33,414	June 26, 2022
Foreign currency-denominated intercompany loan payable	8,687	10,700	November 20, 2018
Foreign currency-denominated intercompany loan payable	2,009	2,475	October 11, 2019
(2) Includes principal and accrued interest.

7.	RESTRUCTURING AND RELATED CHARGES
In prior years, we implemented restructuring actions` to streamline the Company's cost structure. The purpose of these initiatives was to improve the alignment of our cost structure with the current operating environment through employee reductions, as well as rationalization and consolidation of certain manufacturing facilities. These restructuring actions were substantially completed in the first quarter of fiscal 2018 and were mainly cash expenditures.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Total restructuring and related charges since inception of $157.7 million have been recorded for these programs through March 31, 2018: $85.6 million in Industrial, $50.9 million in Infrastructure, $13.9 million in Widia and $7.3 million in Corporate.
We recorded restructuring and related charges of $1.7 million and $9.6 million for the three months ended March 31, 2018 and 2017, respectively. Of these amounts, restructuring charges totaled $1.1 million and $7.1 million for the three months ended March 31, 2018 and 2017, respectively, of which benefit of $0.2 million was related to inventory and was recorded in cost of goods sold for the three months ended March 31, 2018. Restructuring-related charges of $0.9 million and $1.7 million were recorded in cost of goods sold and $0.3 million of benefit and $0.8 million of expense were recorded in operating expense for the three months ended March 31, 2018 and 2017, respectively.
We recorded restructuring and related charges of $10.0 million and $53.1 million for the nine months ended March 31, 2018 and 2017, respectively. Of these amounts, restructuring charges totaled $6.7 million and $44.5 million, of which benefit of $0.2 million and expense of $0.3 million were related to inventory and were recorded in cost of goods sold for the nine months ended March 31, 2018 and 2017, respectively. Restructuring-related charges of $3.3 million and $5.8 million were recorded in cost of goods sold and $0.1 million and $2.8 million in operating expense for the nine months ended March 31, 2018 and 2017, respectively.
As of March 31, 2018 and June 30, 2017, property, plant, and equipment of $5.8 million and $7.0 million, respectively, for certain closed manufacturing locations that are part of our restructuring programs met held for sale criteria. We expect to sell these assets within one year from the balance sheet date. These assets are recorded at the lower of carrying amount or fair value less cost to sell. We have also ceased depreciating these assets.
As of March 31, 2018 and June 30, 2017, $11.8 million and $27.3 million of the restructuring accrual is recorded in other current liabilities and $0.5 million and $2.5 million is recorded in other liabilities, respectively, in our condensed consolidated balance sheet. The amount attributable to each segment is as follows:

(in thousands)	June 30, 2017	Expense	Asset Write-Down	Translation	Cash Expenditures	March 31, 2018
Industrial
Severance	$17,639	$1,804	$—	$1,171	$(15,099)	$5,515
Facilities	—	3,084	(3,084)	—	—	—
Other	94	(29)	—	3	(38)	30
Total Industrial	$17,733	$4,859	$(3,084)	$1,174	$(15,137)	$5,545

Widia
Severance	$2,434	$384	$—	$249	$(3,067)	$—
Facilities	—	747	(747)	—	—	—
Other	—	(6)	—	1	8	3
Total Widia	$2,434	$1,125	$(747)	$250	$(3,059)	$3

Infrastructure
Severance	$9,573	$422	$—	$273	$(3,501)	$6,767
Facilities	21	265	(265)	—	(21)	—
Other	45	(7)	—	—	(21)	17
Total Infrastructure	$9,639	$680	$(265)	$273	$(3,543)	$6,784
Total	$29,806	$6,664	$(4,096)	$1,697	$(21,739)	$12,332

8.	STOCK-BASED COMPENSATION
Stock Options
There were no grants made during the nine months ended March 31, 2018 and 2017.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in our stock options for the nine months ended March 31, 2018 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2017	1,726,791	$34.08
Granted	—	—
Exercised	(609,230)	35.68
Lapsed or forfeited	(94,292)	34.06
Options outstanding, March 31, 2018	1,023,269	$33.12	5.2	$8,168
Options vested and expected to vest, March 31, 2018	1,020,522	$33.13	5.2	$8,141
Options exercisable, March 31, 2018	845,436	$33.98	4.7	$6,159
During the nine months ended March 31, 2018 and 2017, compensation expense related to stock options was $0.6 million and $1.3 million, respectively. As of March 31, 2018, the total unrecognized compensation cost related to options outstanding was $0.2 million and is expected to be recognized over a weighted average period of 0.5 years.
Fair value of options vested during the nine months ended March 31, 2018 and 2017 was $1.9 million and $3.3 million, respectively.
Tax benefits relating to excess stock-based compensation deductions are presented in the operating activities section of the condensed consolidated statements of cash flow for the nine months ended March 31, 2018. Tax benefits resulting from stock-based compensation deductions were greater than the amounts reported for financial reporting purposes by $0.1 million for the nine months ended March 31, 2018, and no tax benefits were realized for the nine months ended March 31, 2017 due to the valuation allowance on U.S. deferred tax assets.
The amount of cash received from the exercise of capital stock options during the nine months ended March 31, 2018 and 2017 was $21.7 million and $7.2 million, respectively. The related tax benefit was $1.4 million for the nine months ended March 31, 2018, and there was no related tax benefit realized for the nine months ended March 31, 2017 due to the valuation allowance on U.S. deferred tax assets. The total intrinsic value of options exercised during the nine months ended March 31, 2018 and 2017 was $6.4 million and $1.6 million, respectively.
Under the provisions of the Kennametal Inc. Stock and Incentive Plan of 2010, as amended and restated on October 22, 2013 and as further amended January 27, 2015, and the Kennametal Inc. 2016 Stock and Incentive Plan, plan participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during the nine months ended March 31, 2018 and 2017 was immaterial.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in our time vesting and performance vesting restricted stock units for the nine months ended March 31, 2018 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2017	280,250	$27.62	1,153,444	$27.66
Granted	158,397	38.81	434,391	37.87
Vested	(10,031)	42.83	(417,712)	30.27
Performance metric adjustments, net	16,766	25.88	—	—
Forfeited	(36,085)	30.91	(66,507)	30.98
Unvested, March 31, 2018	409,297	$31.22	1,103,616	$30.47
During the nine months ended March 31, 2018 and 2017, compensation expense related to time vesting and performance vesting restricted stock units was $15.0 million and $15.8 million, respectively. As of March 31, 2018, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $18.1 million and is expected to be recognized over a weighted average period of 2.0 years.

9.	BENEFIT PLANS
We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to some U.S. employees.
The table below summarizes the components of net periodic pension income:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2018	2017	2018	2017
Service cost	$414	$720	$1,224	$2,180
Interest cost	7,716	7,756	23,051	23,335
Expected return on plan assets	(14,188)	(14,659)	(42,410)	(44,088)
Amortization of transition obligation	24	22	70	67
Amortization of prior service (credit) cost	(42)	(113)	90	(339)
Recognition of actuarial losses	1,746	2,066	5,174	6,266
Settlement gain	—	(320)	—	(320)
Net periodic pension income	$(4,330)	$(4,528)	$(12,801)	$(12,899)
The settlement gain of $0.3 million during the three and nine months ended March 31, 2017 is the result of income from the settlement with several terminated Executive Retirement Plan participants.
The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2018	2017	2018	2017
Interest cost	$157	$168	$471	$505
Amortization of prior service credit	(6)	(6)	(16)	(16)
Recognition of actuarial loss	70	89	210	266
Net periodic other postretirement benefit cost	$221	$251	$665	$755

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 39 percent and 43 percent of total inventories at March 31, 2018 and June 30, 2017, respectively. Since inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

(in thousands)	March 31, 2018	June 30, 2017
Finished goods	$304,313	$290,817
Work in process and powder blends	217,659	166,857
Raw materials	88,792	87,627
Inventories at current cost	610,764	545,301
Less: LIFO valuation	(73,559)	(57,620)
Total inventories	$537,205	$487,681

11.	LONG-TERM DEBT
Our five-year, multi-currency, revolving credit facility, as amended and restated in April 2016 (Credit Agreement), provides for revolving credit loans of up to $600 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the Credit Agreement). We were in compliance with all such covenants as of March 31, 2018. We had no borrowings outstanding under the Credit Agreement as of March 31, 2018 and June 30, 2017. Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries. The Credit Agreement matures in April 2021.
Fixed rate debt had a fair market value of $700.3 million and $704.0 million at March 31, 2018 and June 30, 2017, respectively. The Level 2 fair value is determined based on the quoted market price of this debt as of March 31, 2018 and June 30, 2017, respectively.

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
Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At March 31, 2018 and June 30, 2017, the balances of these reserves were $12.8 million and $12.4 million, respectively. These reserves represent anticipated costs associated with the remediation of these issues.

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
On December 22, 2017, TCJA was signed into law in the U.S. TCJA amends the Internal Revenue Code of 1986 to reduce tax rates and modify policies, credits and deductions for individuals and corporations. For corporations, TCJA reduces the federal tax rate from a maximum of 35.0 percent to a flat 21.0 percent rate and transitions from a worldwide tax system to a territorial tax system. TCJA also adds many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income (GILTI), the base erosion anti-abuse tax (BEAT) and a deduction for foreign-derived intangible income (FDII). We are assessing the impact of certain provisions, including the tax on GILTI, the BEAT and the deduction for FDII, which do not apply to the Company until fiscal 2019. This assessment includes the evaluation of our accounting election relative to GILTI as either a period cost or an adjustment to deferred tax assets or liabilities of our foreign subsidiaries for the new tax. The two material items that effect the Company for fiscal 2018 are the reduction in the tax rate and a one-time tax that is imposed on our unremitted foreign earnings (toll tax).
On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (SAB 118) that includes additional guidance allowing companies to use a measurement period, similar to that used in business combinations, to account for the impacts of TCJA in their financial statements. We have accounted for the impacts of TCJA to the extent a reasonable estimate could be made during the three and nine months ended March 31, 2018. We will continue to refine our estimates throughout the measurement period, which will not extend beyond 12 months from the enactment of TCJA, or until the accounting is complete.
The U.S. federal tax rate reduction is effective as of January 1, 2018. As a June 30 fiscal year-end taxpayer, our 2018 fiscal year U.S. federal statutory tax rate is expected to be a blended rate of 28.1 percent. We expect our U.S. federal statutory tax rate to be 21.0 percent in 2019.
As a result of the reduction in the U.S. corporate income tax rate from 35.0 percent to 21.0 percent under TCJA, we recorded a provisional reduction to our net deferred tax assets during the three months ended December 31, 2017 with a corresponding decrease to the valuation allowance prior to its release on December 31, 2017. The result of this reduction had no impact on our condensed consolidated statement of income for the six months ended December 31, 2017. The revaluation of our deferred tax assets and liabilities are subject to further adjustments during the measurement period due to the complexity of determining our net deferred tax liability as of the enactment date. Some of the information necessary to determine the accounting effects of the tax rate change includes finalizing the assessment of which existing deferred balances at the enactment date reverse in 2018 at the 28.1 percent tax rate and which deferred balances will reverse after 2018 at the 21.0 percent tax rate.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the three months ended December 31, 2017, we estimated the toll tax charge to be $77 million after available foreign tax credits. We recorded an adjustment to this estimate during the three months ended March 31, 2018, primarily related to consideration of Internal Revenue Service notices issued during the March quarter. The adjustment resulted in an additional $6 million of expense, increasing the total estimated toll tax charge to $83 million as of March 31, 2018. The toll tax charge consumed our entire U.S. federal net operating loss carryforward and other credit carryforwards, which represent a significant portion of our previously available deferred tax assets, and was offset by the release of the valuation allowance associated with these assets. As a result of the March quarter adjustment, we estimate a cash payment of $6.4 million associated with the toll charge which will be paid over eight years, of which $5.9 million is classified as long-term accrued income taxes in our condensed consolidated balance sheet as of March 31, 2018. The toll tax charge is preliminary, and subject to finalization of collecting all information, applying any additional regulatory guidance issued after March 31, 2018, considering changes in interpretations and assumptions and analyzing the calculation, along with foreign taxes and the related gross-up, in reasonable detail to complete the accounting.
During the three months ended December 31, 2017, we released a valuation allowance of $3.9 million that was previously recorded against our net deferred tax assets in the U.S. The valuation allowance release was triggered by utilization of a significant portion of our deferred tax assets to satisfy the toll tax provision in TCJA. Along with expected full-year income in the U.S. in fiscal 2018, we anticipate our domestic deferred taxes to be in a net liability position by June 30, 2018.
We consider substantially all of the unremitted earnings of our non-U.S. subsidiaries that have not previously been taxed in the U.S. to be permanently reinvested. As a result of TCJA, which among other provisions allows for a 100% dividends received deduction from controlled foreign subsidiaries, we will re-evaluate our assertion with respect to permanent reinvestment. As part of this evaluation, we will consider our global working capital and capital investment requirements, among other considerations, including the potential tax liabilities that would be incurred if the non-U.S. subsidiaries distribute cash to the U.S. parent. If we determine that an entity should no longer remain subject to the permanent reinvestment assertion, we will accrue additional tax charges, including but not limited to state income taxes, withholding taxes and other relevant foreign taxes in the period the conclusion is determined. In accordance with SAB 118, we expect to complete our evaluation by December 22, 2018.
The effective income tax rates for the three months ended March 31, 2018 and 2017 were 31.2 percent and 19.0 percent, respectively. The change is primarily driven by the discrete tax charge of $6 million recorded in the current quarter for adjustment to the toll tax charge and prior year U.S. income not being tax-effected and current year U.S. income being subject to tax. This is the result of the valuation allowance, originally recorded in the fourth quarter of fiscal 2016, being released in the December quarter of fiscal 2018.
The effective income tax rates for the nine months ended March 31, 2018 and 2017 were 27.5 percent and 45.9 percent, respectively. The change is primarily driven by restructuring and related charges, and to a lesser extent the net discrete tax charges recorded in the current year associated with TCJA and prior year U.S. loss not being tax-effected and current year U.S. income being subject to tax as a result of the aforementioned timing of release of the valuation allowance.
During the three months ended December 31, 2017, we identified an error related to the tax rate that had historically been used to calculate the deferred tax charge on intra-entity product transfers. This resulted in an overstatement of deferred tax assets of $8.2 million as of June 30, 2017. During the December quarter of fiscal 2018, $2.9 million of this amount was corrected in connection with the release of the U.S. valuation allowance. Therefore, the out of period adjustment recorded resulted in a further increase of $5.3 million to the provision for income taxes for the three months ended December 31, 2017. The remaining balance related to this item was reclassified and included in other current assets. The impact to the effective tax rate was 2.8 percent for the nine months ended March 31, 2018. After evaluation, we determined that the impact of the adjustment was not material to the previously issued financial statements, nor are the out of period adjustments material to the estimated results of fiscal year 2018.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased due solely to the dilutive effect of unexercised capital stock options, unvested performance awards and unvested restricted stock units by 1.3 million shares and 1.0 million shares for the three months ended March 31, 2018 and 2017, respectively, and 1.2 million shares and 0.7 million shares for the nine months ended March 31, 2018 and 2017, respectively. Unexercised capital stock options, unvested performance awards and unvested restricted stock units of 1.2 million shares for the three months ended March 31, 2017 and 0.4 million shares and 1.8 million shares for the nine months ended March 31, 2018 and 2017, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore the inclusion would have been anti-dilutive. The amount of shares of unexercised capital stock options, unvested performance awards and unvested restricted stock units for the three months ended March 31, 2018 that were not included in the computation of diluted earnings per share was immaterial.

15.	EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests as of March 31, 2018 and 2017 is as follows:

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2017	$100,832	$474,547	$765,607	$(323,692)	$35,359	$1,052,653
Net income	—	—	131,651	—	3,256	134,907
Other comprehensive income	—	—	—	53,598	1,443	55,041
Dividend reinvestment	5	158	—	—	—	163
Capital stock issued under employee benefit and stock plans(3)	1,200	32,355	—	—	—	33,555
Purchase of capital stock	(5)	(158)	—	—	—	(163)
Cash dividends	—	—	(48,773)	—	(1,229)	(50,002)
Balance as of March 31, 2018	$102,032	$506,902	$848,485	$(270,094)	$38,829	$1,226,154

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2016	$99,618	$436,617	$780,597	$(352,509)	$31,478	$995,801
Net income	—	—	24,495	—	1,873	26,368
Other comprehensive (loss) income	—	—	—	(16,228)	330	(15,898)
Dividend reinvestment	7	181	—	—	—	188
Capital stock issued under employee benefit and stock plans(3)	697	20,688	—	—	—	21,385
Purchase of capital stock	(7)	(181)	—	—	—	(188)
Cash dividends	—	—	(48,013)	—	(72)	(48,085)
Balance as of March 31, 2017	$100,315	$457,305	$757,079	$(368,737)	$33,609	$979,571
(3) Net of restricted stock units delivered upon vesting to satisfy tax withholding requirements.

The amounts of comprehensive income (loss) attributable to Kennametal Shareholders and noncontrolling interests are disclosed in the condensed consolidated statements of comprehensive income.

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

The components of, and changes in, AOCL were as follows, net of tax, for the nine months ended March 31, 2018 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2017	$(189,038)	$(126,606)	$(8,048)	$(323,692)
Other comprehensive income (loss) before reclassifications	(4,339)	52,632	(1,688)	46,605
Amounts reclassified from AOCL	4,692	—	2,301	6,993
Net current period other comprehensive income	353	52,632	613	53,598
AOCL, March 31, 2018	$(188,685)	$(73,974)	$(7,435)	$(270,094)

Attributable to noncontrolling interests:
Balance, June 30, 2017	$—	$(2,164)	$—	$(2,164)
Other comprehensive income before reclassifications	—	1,443	—	1,443
Net current period other comprehensive income	—	1,443	—	1,443
AOCL, March 31, 2018	$—	$(721)	$—	$(721)

The components of, and changes in, AOCL were as follows, net of tax, for the nine months ended March 31, 2017 (in thousands):

Attributable to Kennametal:	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2016	$(212,163)	$(131,212)	$(9,134)	$(352,509)
Other comprehensive income (loss) before reclassifications	3,376	(26,810)	614	(22,820)
Amounts reclassified from AOCL	5,434	—	1,158	6,592
Net current period other comprehensive income (loss)	8,810	(26,810)	1,772	(16,228)
AOCL, March 31, 2017	$(203,353)	$(158,022)	$(7,362)	$(368,737)

Attributable to noncontrolling interests:
Balance, June 30, 2016	$—	$(3,446)	$—	$(3,446)
Other comprehensive income before reclassifications	—	330	—	330
Net current period other comprehensive income	—	330	—	330
AOCL, March 31, 2017	$—	$(3,116)	$—	$(3,116)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications out of AOCL for the three and nine months ended March 31, 2018 and 2017 consisted of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
Details about AOCL components	2018	2017	2018	2017	Affected line item in the Income Statement
Gains and losses on cash flow hedges:
Forward starting interest rate swaps	$566	$545	$1,698	$1,635	Interest expense
Currency exchange contracts	623	(156)	1,350	(477)	Other expense, net
Total before tax	1,189	389	3,048	1,158
Tax impact	(291)	—	(747)	—	Provision for income taxes
Net of tax	$898	$389	$2,301	$1,158

Postretirement benefit plans:
Amortization of transition obligations	$24	$22	$70	$67	See note 9 for further details
Amortization of prior service (credit) cost	(48)	(119)	74	(355)	See note 9 for further details
Recognition of actuarial losses	1,816	2,155	5,384	6,532	See note 9 for further details
Total before tax	1,792	2,058	5,528	6,244
Tax impact	(448)	(254)	(836)	(810)	Provision for income taxes
Net of tax	$1,344	$1,804	$4,692	$5,434

The amount of income tax allocated to each component of other comprehensive income for the three months ended March 31, 2018 and 2017:

		2018			2017
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized loss on derivatives designated and qualified as cash flow hedges	$(1,037)	$254	$(783)	$(866)	$—	$(866)
Reclassification of unrealized loss on expired derivatives designated and qualified as cash flow hedges	1,189	(291)	898	389	—	389
Unrecognized net pension and other postretirement benefit loss	(2,271)	522	(1,749)	(970)	245	(725)
Reclassification of net pension and other postretirement benefit loss	1,792	(448)	1,344	2,058	(254)	1,804
Foreign currency translation adjustments	20,437	(155)	20,282	13,706	79	13,785
Other comprehensive income	$20,110	$(118)	$19,992	$14,317	$70	$14,387

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amount of income tax allocated to each component of other comprehensive income (loss) for the nine months ended March 31, 2018 and 2017:

		2018			2017
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges	$(2,236)	$548	$(1,688)	$614	$—	$614
Reclassification of unrealized loss on expired derivatives designated and qualified as cash flow hedges	3,048	(747)	2,301	1,158	—	1,158
Unrecognized net pension and other postretirement benefit (loss) gain	(5,705)	1,366	(4,339)	4,431	(1,055)	3,376
Reclassification of net pension and other postretirement benefit loss	5,528	(836)	4,692	6,244	(810)	5,434
Foreign currency translation adjustments	54,495	(420)	54,075	(26,559)	79	(26,480)
Other comprehensive income (loss)	$55,130	$(89)	$55,041	$(14,112)	$(1,786)	$(15,898)

17.	GOODWILL AND OTHER INTANGIBLE ASSETS
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
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Industrial	Widia	Infrastructure	Total
Gross goodwill	$410,694	$41,515	$633,211	$1,085,420
Accumulated impairment losses	(137,204)	(13,638)	(633,211)	(784,053)
Balance as of June 30, 2017	$273,490	$27,877	$—	$301,367

Activity for the nine months ended March 31, 2018:
Change in gross goodwill due to translation	7,611	455	—	8,066

Gross goodwill	418,305	41,970	633,211	1,093,486
Accumulated impairment losses	(137,204)	(13,638)	(633,211)	(784,053)
Balance as of March 31, 2018	$281,101	$28,332	$—	$309,433

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	March 31, 2018		June 30, 2017
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract-based	3 to 15	$7,066	$(7,036)	$7,064	$(7,014)
Technology-based and other	4 to 20	47,357	(31,244)	46,461	(29,061)
Customer-related	10 to 21	208,107	(84,114)	205,502	(74,669)
Unpatented technology	10 to 30	32,071	(12,566)	31,754	(10,589)
Trademarks	5 to 20	12,600	(9,052)	12,401	(8,648)
Trademarks	Indefinite	18,487	—	17,326	—
Total		$325,688	$(144,012)	$320,508	$(129,981)
During the nine months ended March 31, 2018 and 2017, we recorded amortization expense of $11.0 million and $12.7 million, respectively, related to our other intangible assets.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our sales and operating income (loss) by segment are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2018	2017	2018	2017
Sales:
Industrial	$333,012	$289,455	$942,922	$825,990
Widia	52,217	46,297	145,204	130,186
Infrastructure	222,707	192,878	633,608	537,167
Total sales	$607,936	$528,630	$1,721,734	$1,493,343
Operating income (loss):
Industrial	$53,029	$38,535	$131,132	$62,138
Widia	1,638	606	2,556	(7,797)
Infrastructure	31,767	19,770	79,347	22,457
Corporate	(1,078)	(999)	(3,030)	(4,084)
Total operating income	85,356	57,912	210,005	72,714
Interest expense	7,468	7,331	21,848	21,475
Other expense, net	647	1,626	2,046	2,470
Income from continuing operations before income taxes	$77,241	$48,955	$186,111	$48,769

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
Operating results for the third quarter of fiscal year 2018 were strong. End markets are robust, and the work being performed on all three of our initiatives - growth, simplification and modernization - is driving improvements to results and margins. On a consolidated basis, sales increased 15.0 percent, reflecting sales growth in all segments, regions and end markets. We are aggressively pursuing our simplification efforts and starting to get traction on the execution of our modernization initiatives, which contributed to our strong results. In addition, even in the face of rising raw material costs, price realization outpaced raw material cost inflation, a trend we expect to continue in the June quarter. Operating margin improved significantly to 14.0 percent from 11.0 percent in the prior year quarter reflecting improvement in both gross margin and operating expense as a percentage of sales. We remain intensely focused on executing our multi-year simplification and modernization plan.
Our sales of $607.9 million for the quarter ended March 31, 2018 increased 15.0 percent compared to sales for the quarter ended March 31, 2017, driven by organic sales growth of 11 percent and favorable currency exchange impact of 6 percent, partially offset by fewer business days impact of 2 percent compared to the prior year quarter. Every segment and every region reported increased sales and improved profitability. The Industrial, Infrastructure and Widia segments posted operating margins of 15.9 percent, 14.3 percent and 3.1 percent, respectively.
Operating income was $85.4 million, compared to $57.9 million in the prior year quarter. Year-over-year comparative operating results reflect organic sales growth, incremental restructuring benefits of approximately $11 million, $7.9 million less restructuring and related charges in the current period, favorable currency exchange and mix, partially offset by higher raw material costs, decreased manufacturing efficiency in part due to modernization efforts in progress, salary inflation and higher variable compensation expense due to higher than expected operating results.
Our effective tax rate for the full fiscal year is expected to be higher than anticipated at the beginning of fiscal year 2018. This increase in the tax rate is due primarily to the ongoing effects of no longer having a valuation allowance on U.S. deferred tax assets. The release of the valuation allowance in the December quarter of fiscal 2018 was triggered by the application of the toll tax provision in the Tax Cuts and Jobs Act of 2017 (TCJA). Along with expected full-year income in the U.S. in fiscal 2018, we anticipate our domestic deferred taxes to be in a net liability position by June 30, 2018. As a result of TCJA, we anticipate our long-term, beyond fiscal 2018, tax rate will decrease from mid-20s to low-20s.
We reported current quarter earnings per diluted share of $0.61, which include a $0.08 per share charge related to adjustments made to the provisional toll tax associated with U.S. tax reform and $0.01 per share of restructuring and related charges. The earnings per diluted share of $0.48 in the prior year quarter included $0.12 per share of restructuring and related charges.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We substantially completed our existing restructuring programs in the first quarter of fiscal year 2018. Pre-tax benefits from these restructuring actions were approximately $41 million in the current quarter, of which approximately $11 million were incremental to the prior year quarter. These cost savings achieved through the previous restructuring programs do not include the anticipated benefits from our modernization initiative. Please see the Results of Continuing Operations section of Item 2 for further discussion and analysis of our restructuring programs. While modernization is starting to drive improved results along with continuing benefits from simplification, incrementally higher results of those programs are anticipated to accrue to the Company over the next few years.
We had a net cash inflow from operating activities of $180.6 million during the nine months ended March 31, 2018 compared to $82.8 million during the prior year quarter. The increase is due primarily to higher cash from operations before changes in certain other assets and liabilities and lower restructuring payments, partially offset by higher working capital. Capital expenditures were $128.3 million and $94.1 million during the nine months ended March 31, 2018 and 2017, respectively, in part attributable to increased spending for modernization.
We invested further in technology and innovation to continue delivering high quality products to our customers. Research and development expenses included in operating expense totaled $10.0 million for the three months ended March 31, 2018.

RESULTS OF CONTINUING OPERATIONS

SALES
Sales for the three months ended March 31, 2018 were $607.9 million, an increase of $79.3 million or 15 percent, from $528.6 million in the prior year quarter. The increase in sales was driven by a 11 percent organic sales growth and a 6 percent favorable currency exchange impact, partially offset by a 2 percent decrease due to fewer business days.
Sales for the nine months ended March 31, 2018 were $1,721.7 million, an increase of $228.4 million or 15 percent, from $1,493.3 million in the prior year period. The increase in sales was driven by a 13 percent organic sales growth and a 3 percent favorable currency exchange impact, partially offset by a 1 percent decrease due to fewer business days.

End Market Sales Growth:	As Reported		Constant Currency
	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018
Aerospace and defense	23%	15%	17%	11%
General engineering	16	14	10	10
Energy	14	22	11	19
Transportation	13	13	4	8
Earthworks	10	13	5	9

Regional Sales Growth:	As Reported		Constant Currency
	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018
Europe, the Middle East and Africa (EMEA)	19%	16%	5%	7%
Asia Pacific	15	18	8	14
Americas	13	14	12	14

GROSS PROFIT
Gross profit for the three months ended March 31, 2018 was $219.5 million, an increase of $33.2 million from $186.3 million in the prior year quarter. The increase was primarily due to organic sales growth, favorable foreign currency exchange impact of $12.7 million, incremental restructuring benefits of approximately $9 million, favorable mix and $1.0 million less restructuring-related charges, partially offset by higher raw material costs, decreased manufacturing efficiency in part due to modernization efforts in progress, and salary inflation. The gross profit margin for the three months ended March 31, 2018 was 36.1 percent, as compared to 35.2 percent in the prior year quarter.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross profit for the nine months ended March 31, 2018 was $597.0 million, an increase of $119.6 million from $477.4 million in the prior year period. The increase was primarily due to organic sales growth, incremental restructuring benefits of approximately $37 million, favorable currency exchange impact of $21.0 million, favorable mix and $2.9 million less restructuring-related charges, partially offset by salary inflation and higher raw material costs. The gross profit margin for the nine months ended March 31, 2018 was 34.7 percent, as compared to 32.0 percent in the prior year period.

OPERATING EXPENSE
Operating expense for the three months ended March 31, 2018 increased to $129.2 million compared to $116.9 million for the three months ended March 31, 2017. The increase was primarily due to unfavorable currency exchange impact of $6.4 million, higher variable compensation expense due to higher than expected operating results and salary inflation, partially offset by incremental restructuring benefits of approximately $2 million and $1.1 million less in restructuring-related charges.
Operating expense for the nine months ended March 31, 2018 increased to $369.1 million compared to $347.8 million for the nine months ended March 31, 2017. The increase was primarily due to an unfavorable currency exchange impact of $10.9 million, salary inflation and higher variable compensation expense due to higher than expected operating results, partially offset by incremental restructuring benefits of approximately $14 million and $2.7 million less in restructuring-related charges.

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
We recorded restructuring and related charges of $1.7 million and $9.6 million for the three months ended March 31, 2018 and 2017, respectively. Of these amounts, restructuring charges totaled $1.1 million and $7.1 million for the three months ended March 31, 2018 and 2017, respectively, of which benefit of $0.2 million was related to inventory and was recorded in cost of goods sold for the three months ended March 31, 2018. Restructuring-related charges of $0.9 million and $1.7 million were recorded in cost of goods sold and $0.3 million of benefit and $0.8 million of expense were recorded in operating expense for the three months ended March 31, 2018 and 2017, respectively.
We recorded restructuring and related charges of $10.0 million and $53.1 million for the nine months ended March 31, 2018 and 2017, respectively. Of these amounts, restructuring charges totaled $6.7 million and $44.5 million, of which benefit of $0.2 million and expense of $0.3 million were related to inventory and were recorded in cost of goods sold for the nine months ended March 31, 2018 and 2017, respectively. Restructuring-related charges of $3.3 million and $5.8 million were recorded in cost of goods sold and $0.1 million and $2.8 million in operating expense for the nine months ended March 31, 2018 and 2017, respectively.
Total restructuring and related charges since the inception of our restructuring plans through March 31, 2018 were $157.7 million. See Note 7 in our condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q (Note 7).

INTEREST EXPENSE
Interest expense for the three months ended March 31, 2018 and 2017 was $7.5 million and $7.3 million, respectively. Interest expense for the nine months ended March 31, 2018 and 2017 was $21.8 million and $21.5 million, respectively.

OTHER EXPENSE, NET
Other expense for the three months ended March 31, 2018 decreased to $0.6 million compared to $1.6 million for the three months ended March 31, 2017 primarily due to higher interest income and foreign currency transaction gains in the current quarter, partially offset by prior year income from transition services provided related to a prior divestiture that did not repeat.
Other expense for the nine months ended March 31, 2018 decreased to $2.0 million compared to $2.5 million for the nine months ended March 31, 2017 primarily due to foreign currency transaction gains in the current period and higher interest income, partially offset by prior year income from transition services provided related to a prior divestiture that did not repeat.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES
The effective income tax rates for the three months ended March 31, 2018 and 2017 were 31.2 percent and 19.0 percent, respectively. The change is primarily driven by the discrete tax charge of $6 million recorded in the current quarter for adjustment to the toll tax charge and prior year U.S. income not being tax-effected and current year U.S. income being subject to tax. This is the result of the valuation allowance, originally recorded in the fourth quarter of fiscal 2016, being released in the December quarter of fiscal 2018.
The effective income tax rates for the nine months ended March 31, 2018 and 2017 were 27.5 percent and 45.9 percent, respectively. The change is primarily driven by restructuring and related charges, and to a lesser extent the net discrete tax charges recorded in the current year associated with TCJA and prior year U.S. loss not being tax-effected and current year U.S. income being subject to tax as a result of the aforementioned timing of release of the valuation allowance.

BUSINESS SEGMENT REVIEW

We operate three reportable segments consisting of Industrial, Widia and Infrastructure. Expenses that are not allocated are reported in Corporate. Segment determination is based upon the manner in which we organize segments for making operating decisions and assessing performance and the availability of separate financial results.
Our sales and operating income (loss) by segment are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2018	2017	2018	2017
Sales:
Industrial	$333,012	$289,455	$942,922	$825,990
Widia	52,217	46,297	145,204	130,186
Infrastructure	222,707	192,878	633,608	537,167
Total sales	$607,936	$528,630	$1,721,734	$1,493,343
Operating income (loss):
Industrial	$53,029	$38,535	$131,132	$62,138
Widia	1,638	606	2,556	(7,797)
Infrastructure	31,767	19,770	79,347	22,457
Corporate	(1,078)	(999)	(3,030)	(4,084)
Total operating income	85,356	57,912	210,005	72,714
Interest expense	7,468	7,331	21,848	21,475
Other expense, net	647	1,626	2,046	2,470
Income from continuing operations before income taxes	$77,241	$48,955	$186,111	$48,769
INDUSTRIAL

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except operating margin)	2018	2017	2018	2017
Sales	$333,012	$289,455	$942,922	$825,990
Operating income	53,029	38,535	131,132	62,138
Operating margin	15.9%	13.3%	13.9%	7.5%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018

In percentages
Organic sales growth	10%	11%
Foreign currency exchange impact(1)	8	4
Business days impact(2)	(3)	(1)
Divestiture impact(3)	—	—
Acquisition impact(4)	—	—
Sales growth	15%	14%

Regional Sales Growth:	As Reported		Constant Currency
	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018
EMEA	22%	17%	7%	8%
Americas	12	11	12	10
Asia Pacific	7	14	—	11

End Market Sales Growth:	As Reported		Constant Currency
	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018
Aerospace and defense	19%	13%	13%	10%
General engineering	15	13	7	8
Transportation	13	13	4	8
Energy	10	18	4	14
For the three months ended March 31, 2018, Industrial sales increased 15 percent from the prior year quarter. General engineering sales experienced growth from the indirect channel in the Americas and EMEA as well as from the general engineering sector in both regions, while shipment disruptions in Asia Pacific in the prior year quarter yielded unusual patterns in sales that did not repeat. Transportation sales increased due to growth to tier suppliers and OEMs in EMEA and the Americas, partially offset by slowing car sales in China. Conditions continue to be favorable in the aerospace sector due to growth in sales in the Americas related to engines and frames. Oil and gas sales in the Americas continue to provide growth in energy. The sales increase in the Americas was primarily driven by the performance in the aerospace and defense, general engineering, transportation and energy end markets. The sales increase in EMEA was primarily driven by the performance in the general engineering and transportation end markets. Sales were relatively flat in Asia Pacific transportation and general engineering.
For the three months ended March 31, 2018, Industrial operating income increased by $14.5 million, driven primarily by organic sales growth, incremental restructuring benefits of approximately $7 million, $4.1 million less restructuring and related charges in the current quarter and favorable currency exchange impact, partially offset by decreased manufacturing efficiency in part due to modernization efforts in progress, higher variable compensation expense due to higher than expected operating results and salary inflation. Industrial operating margin was 15.9 percent compared with 13.3 percent in the prior year quarter.
For the nine months ended March 31, 2018, Industrial sales increased 14 percent from the prior year period. General engineering sales experienced growth from the indirect channel across all regions as well as positive performance in the light and general engineering sector in EMEA and the Americas. Transportation sales to tier suppliers globally increased in the period, as well as to OEMs in EMEA and Asia Pacific. These increases were partially offset by lower sales to OEMs in the Americas. Oil and gas sales in the Americas continue to provide overall growth in energy in addition to increases in global renewable power generation sales. Conditions continue to be favorable in the aerospace sector due to growth in engine sales in the Americas and Asia Pacific supplemented by increasing demand related to frames in the Americas. The sales increases in Asia Pacific and EMEA were primarily driven by the performance in the transportation and general engineering end markets. The sales increase in the Americas was primarily driven by the performance in the general engineering, energy, aerospace and defense and transportation end markets.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the nine months ended March 31, 2018, Industrial operating income increased by $69.0 million, driven primarily by organic sales growth, incremental restructuring benefits of approximately $31 million, $24.7 million less restructuring and related charges in the current period and favorable currency exchange impact, partially offset by higher variable compensation expense and salary inflation, decreased manufacturing efficiency in part due to modernization efforts in progress, and unfavorable mix. Industrial operating margin was 13.9 percent compared with 7.5 percent in the prior year period.

WIDIA

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2018	2017	2018	2017
Sales	$52,217	$46,297	$145,204	$130,186
Operating income (loss)	1,638	606	2,556	(7,797)
Operating margin	3.1%	1.3%	1.8%	(6.0)%

	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018

In percentages
Organic sales growth	9%	9%
Foreign currency exchange impact(1)	5	3
Business days impact(2)	(1)	—
Divestiture impact(3)	—	—
Acquisition impact(4)	—	—
Sales growth	13%	12%

Regional Sales Growth:	As Reported		Constant Currency
	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018
EMEA	25%	23%	14%	16%
Asia Pacific	22	13	15	9
Americas	2	5	1	5
For the three months ended March 31, 2018, Widia sales increased 13 percent from the prior year quarter. Excluding the effects of currency exchange, strong sales in Asia Pacific were mainly driven by China and India, followed by EMEA growth due primarily to increases in Eastern Europe and Germany. Demand in the Americas was strong. However, a large order in the prior year quarter did not repeat this year. Thus, sales growth was lower in the Americas relative to the other regions.
For the three months ended March 31, 2018, Widia operating income increased by $1.0 million driven primarily by organic sales growth and $0.4 million less restructuring and related charges in the current quarter, partially offset by slightly unfavorable mix. Widia operating income margin was 3.1 percent compared with 1.3 percent in the prior year quarter.
For the nine months ended March 31, 2018, Widia sales increased 12 percent from the prior year period. Sales growth in EMEA was broad-based, while sales growth in Asia Pacific was primarily driven by China and India.
For the nine months ended March 31, 2018, Widia operating income was $2.6 million compared to an operating loss of $7.8 million for the prior year period. The year-over-year change of $10.4 million was driven primarily by organic sales growth, $4.5 million less restructuring and related charges and incremental restructuring benefits of approximately $2 million. Widia operating income margin was 1.8 percent compared with operating loss margin of 6.0 percent in the prior year period.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INFRASTRUCTURE

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2018	2017	2018	2017
Sales	$222,707	$192,878	$633,608	$537,167
Operating income	31,767	19,770	79,347	22,457
Operating margin	14.3%	10.3%	12.5%	4.2%

	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018

In percentages
Organic sales growth	14%	17%
Foreign currency exchange impact(1)	3	2
Business days impact(2)	(2)	(1)
Divestiture impact(3)	—	—
Acquisition impact(4)	—	—
Sales growth	15%	18%

Regional Sales Growth:	As Reported		Constant Currency
	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018
Asia Pacific	26%	25%	19%	21%
Americas	15	18	14	18
EMEA	8	10	(5)	1

End Market Sales Growth:	As Reported		Constant Currency
	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018
General engineering	21%	18%	16%	15%
Energy	16	23	14	21
Earthworks	9	12	4	9
For the three months ended March 31, 2018, Infrastructure sales increased by 15 percent from the prior year quarter. Infrastructure saw strength in many end markets during the current quarter. Favorability in general engineering is driven primarily by overall more robust activity in the general economy, particularly in the Americas. Additionally, increases in process industries and oil and gas activity in the U.S. yielded strong growth in the energy end market. Growth in earthworks was driven primarily by mining in Asia Pacific, partially offset by softness in mining in EMEA. The sales increase in Asia Pacific was driven primarily by the performance in the earthworks and general engineering end markets, while growth in the Americas was primarily driven by the general engineering and energy end markets. Excluding the favorable impacts of currency exchange, the sales decrease in EMEA was driven by a decline in performance in earthworks. This is mainly due to the anticipation of labor disruptions in South Africa that did not occur, yet still affected underground mining in the region. Also contributing to the sales decrease in EMEA is declines in general engineering, partially offset by growth in energy.
For the three months ended March 31, 2018, Infrastructure operating income increased by $12.0 million driven primarily by organic sales growth, favorable mix, $3.3 million less restructuring and related charges in the current quarter and incremental restructuring benefits of approximately $3 million, partially offset by higher raw material costs, decreased manufacturing efficiency in part due to modernization efforts in progress and higher compensation expense. Infrastructure operating margin was 14.3 percent compared with 10.3 percent in the prior year quarter.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the nine months ended March 31, 2018, Infrastructure sales increased by 18 percent from the prior year period. On a year-to-date basis, Infrastructure saw improvements in all end markets, including underground mining and construction. Year-over-year growth in energy was strong with an increase in rig count activity and increased power generation activity. Strong growth in general engineering is driven primarily by overall more robust activity in the general economy, particularly in the Americas. The sales increase in Asia Pacific was driven primarily by the performance in the earthworks and general engineering end markets. Growth in the Americas was driven by the performance in all three end markets: energy, general engineering and earthworks.
For the nine months ended March 31, 2018, Infrastructure operating income increased by $56.9 million driven primarily by organic sales growth, favorable mix, incremental restructuring benefits of approximately $17 million and $13.8 million less restructuring and related charges in the current period, partially offset by higher raw material costs, compensation expense and overtime costs. Infrastructure operating margin was 12.5 percent compared with 4.2 percent in the prior year period.

CORPORATE

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2018	2017	2018	2017
Corporate unallocated expense	$(1,078)	$(999)	$(3,030)	$(4,084)
For the three months ended March 31, 2018, Corporate unallocated expense decreased $0.1 million, or 7.9 percent, from the prior year quarter. For the nine months ended March 31, 2018, Corporate unallocated expense decreased $1.1 million, or 25.8 percent, from the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations is the primary source of funding for capital expenditures. Year to date March 31, 2018 cash flow provided by operating activities was $180.6 million, primarily due to the net inflow from net income with adjustments for non-cash items, partially offset by a net outflow from changes in other assets and liabilities.
Our five-year, multi-currency, revolving credit facility, as amended and restated in April 2016 (Credit Agreement), is used to augment cash from operations and is an additional source of funds. The Credit Agreement provides for revolving credit loans of up to $600.0 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement allows for borrowings in U.S. dollars, euro, Canadian dollars, pound sterling and Japanese yen. Interest payable under the Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The Credit Agreement matures in April 2021. We had no borrowings outstanding under our Credit Agreement as of March 31, 2018.
The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the Credit Agreement). We were in compliance with all such covenants as of March 31, 2018. For the nine months ended March 31, 2018, average daily borrowings outstanding under the Credit Agreement were approximately $1.3 million. Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries.
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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the three months ended December 31, 2017, we estimated the toll tax charge to be $77 million after available foreign tax credits. We recorded an adjustment to this estimate during the three months ended March 31, 2018, primarily related to consideration of Internal Revenue Service notices issued during the March quarter. The adjustment resulted in an additional $6 million of expense, increasing the total estimated toll tax charge to $83 million as of March 31, 2018. The toll tax charge consumed our entire U.S. federal net operating loss carryforward and other credit carryforwards, which represent a significant portion of our previously available deferred tax assets, and was offset by the release of the valuation allowance associated with these assets. As a result of the March quarter adjustment, we estimate a cash payment of $6.4 million associated with the toll charge which will be paid over eight years, of which $5.9 million is classified as long-term accrued income taxes in our condensed consolidated balance sheet as of March 31, 2018. The toll tax charge is preliminary, and subject to finalization of collecting all information, applying any additional regulatory guidance issued after March 31, 2018, considering changes in interpretations and assumptions and analyzing the calculation, along with foreign taxes and the related gross-up, in reasonable detail to complete the accounting.
At March 31, 2018, cash and cash equivalents were $221.9 million, Total Kennametal Shareholders' equity was $1,187.3 million and total debt was $697.5 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.
There have been no material changes in our contractual obligations and commitments since June 30, 2017.
Cash Flow Provided by Operating Activities
During the nine months ended March 31, 2018, cash flow provided by operating activities was $180.6 million, compared to $82.8 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $246.7 million and changes in certain assets and liabilities netting to an outflow of $66.1 million. Contributing to the changes in certain assets and liabilities were an increase in inventories of $32.9 million due in part to increasing volumes, a decrease in accrued pension and postretirement benefits of $20.0 million, a decrease in accounts payable and accrued liabilities of $15.7 million and an increase in accounts receivable of $14.8 million due in part to increasing volumes. Partially offsetting these cash outflows was an increase in accrued income taxes of $20.2 million.
During the nine months ended March 31, 2017, cash flow provided by operating activities consisted of net income and non-cash items amounting to an inflow of $124.5 million and changes in certain assets and liabilities netting to an outflow of $41.7 million. Contributing to the changes in certain assets and liabilities were an increase in inventories of $38.1 million, a decrease in accrued pension and postretirement benefits of $18.8 million and an increase in accounts receivable of $12.7 million. Partially offsetting these cash outflows was a net increase of accounts payable and accrued liabilities of $28.6 million. The increases in inventories, accounts payable and accounts receivable was due in part to higher demand trends in most of our end markets.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $125.8 million for the nine months ended March 31, 2018, compared to $90.1 million for the prior year period. During the current year period, cash flow used for investing activities included capital expenditures, net of $126.1 million, which consisted primarily of equipment upgrades and modernization initiatives.
For the nine months ended March 31, 2017, cash flow used for investing activities included capital expenditures, net of $90.2 million, which consisted primarily of equipment upgrades.
Cash Flow Used for Financing Activities
Cash flow used for financing activities was $31.3 million for the nine months ended March 31, 2018 compared to $50.6 million in the prior year period. During the current year period, cash flow used for financing activities included $48.8 million of cash dividends paid to Shareholders, partially offset by $17.5 million of dividend reinvestment and the effect of employee benefit and stock plans.
For the nine months ended March 31, 2017, cash flow used for financing activities included $48.0 million of cash dividends paid to Shareholders and a $6.4 million payment on the remaining contingent consideration related to a prior acquisition. These cash outflows were partially offset by $4.3 million of dividend reinvestment and the effect of employee benefit and stock plans.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION

Working capital was $762.8 million at March 31, 2018, an increase of $110.4 million from $652.4 million at June 30, 2017. The increase in working capital was primarily driven by an increase in inventories of $49.5 million due primarily to increasing demand and cost inflation, an increase in cash and cash equivalents of $31.3 million, an increase in accounts receivable of $30.1 million due in part to increasing volumes, a decrease in other current liabilities of $12.6 million primarily due to a decrease in the restructuring accrual and an increase in other current assets of $10.8 million due in part to reclassification of tax assets from deferred income taxes to other current assets related to an out of period adjustment. Partially offsetting these items was an increase in accrued income taxes of $21.1 million due primarily to increased taxable income in taxpaying jurisdictions. Currency exchange rate effects increased working capital by a total of $26.5 million, the impact of which is included in the aforementioned changes.
Property, plant and equipment, net increased $60.6 million from $744.4 million at June 30, 2017 to $805.0 million at March 31, 2018, primarily due to capital additions of $116.8 million and a positive currency exchange impact of $18.7 million during the current period. This increase was partially offset by depreciation expense of $70.0 million, impairment related to restructuring programs of $3.1 million and disposals of $2.2 million.
At March 31, 2018, other assets were $572.3 million, an increase of $15.1 million from $557.2 million at June 30, 2017. The primary drivers for the increase were an increase in other assets of $28.2 million primarily due to an increase in pension plan assets and an increase in goodwill of $8.1 million due to favorable currency exchange effects. This increase was partially offset by an $8.9 million decrease in other intangible assets, which was due to amortization expense of $11.0 million partially offset by favorable currency exchange effects of $2.1 million, and a $6.2 million decrease in deferred income taxes primarily due to out of period adjustment related to tax assets recorded on intra-entity inventory transfers, partially offset by release of the valuation allowance on U.S. deferred tax assets.
Long-term debt and capital leases increased by $1.1 million to $696.1 million at March 31, 2018 from $695.0 million at June 30, 2017.
Kennametal Shareholders' equity was $1,187.3 million at March 31, 2018, an increase of $170.0 million from $1,017.3 million at June 30, 2017. The increase was primarily due to net income attributable to Kennametal of $131.7 million, favorable currency exchange of $52.6 million and capital stock issued under employee benefit and stock plans of $33.6 million, partially offset by cash dividends paid to Shareholders of $48.8 million.

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
Other Environmental Matters We establish and maintain reserves for other potential environmental issues. At March 31, 2018 and June 30, 2017, the balances of these reserves were $12.8 million and $12.4 million, respectively. These reserves represent anticipated costs associated with the remediation of these issues.

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

NEW ACCOUNTING STANDARDS

See Note 3 to our condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of new accounting standards.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Constant currency regional sales growth (decline) Constant currency regional sales growth (decline) is a non-GAAP financial measure of sales growth (which is the most directly comparable GAAP measure) by region excluding the impacts of acquisitions, divestitures and foreign currency exchange from year-over-year comparisons. We note that, unlike organic sales growth, constant currency regional sales growth (decline) does not exclude the impact of business days. We believe this measure provides investors with a supplemental understanding of underlying regional trends by providing regional sales growth on a consistent basis. Also, we report constant currency regional sales growth (decline) at the consolidated and segment levels.
Reconciliations of organic sales growth to sales growth are as follows:

Three Months Ended March 31, 2018	Industrial	Widia	Infrastructure	Total
Organic sales growth	10%	9%	14%	11%
Foreign currency exchange impact(1)	8	5	3	6
Business days impact(2)	(3)	(1)	(2)	(2)
Divestiture impact(3)	—	—	—	—
Acquisition impact(4)	—	—	—	—
Sales growth	15%	13%	15%	15%

Nine Months Ended March 31, 2018	Industrial	Widia	Infrastructure	Total
Organic sales growth	11%	9%	17%	13%
Foreign currency exchange impact(1)	4	3	2	3
Business days impact(2)	(1)	—	(1)	(1)
Divestiture impact(3)	—	—	—	—
Acquisition impact(4)	—	—	—	—
Sales growth	14%	12%	18%	15%
Reconciliations of constant currency end market sales growth to end market sales growth(5), are as follows:

Industrial
Three Months Ended March 31, 2018	General engineering	Transportation	Aerospace and defense	Energy
Constant currency end market sales growth	7%	4%	13%	4%
Foreign currency exchange impact(1)	8	9	6	6
Divestiture impact(3)	—	—	—	—
Acquisition impact(4)	—	—	—	—
End market sales growth(5)	15%	13%	19%	10%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Infrastructure
Three Months Ended March 31, 2018	Energy	Earthworks	General engineering
Constant currency end market sales growth	14%	4%	16%
Foreign currency exchange impact(1)	2	5	5
Divestiture impact(3)	—	—	—
Acquisition impact(4)	—	—	—
End market sales growth(5)	16%	9%	21%

Total
Three Months Ended March 31, 2018	General engineering	Transportation	Aerospace and defense	Energy	Earthworks
Constant currency end market sales growth	10%	4%	17%	11%	5%
Foreign currency exchange impact(1)	6	9	6	3	5
Divestiture impact(3)	—	—	—	—	—
Acquisition impact(4)	—	—	—	—	—
End market sales growth(5)	16%	13%	23%	14%	10%

Industrial
Nine Months Ended March 31, 2018	General engineering	Transportation	Aerospace and defense	Energy
Constant currency end market sales growth	8%	8%	10%	14%
Foreign currency exchange impact(1)	5	5	3	4
Divestiture impact(3)	—	—	—	—
Acquisition impact(4)	—	—	—	—
End market sales growth(5)	13%	13%	13%	18%

Infrastructure
Nine Months Ended March 31, 2018	Energy	Earthworks	General engineering
Constant currency end market sales growth	21%	9%	15%
Foreign currency exchange impact(1)	2	3	3
Divestiture impact(3)	—	—	—
Acquisition impact(4)	—	—	—
End market sales growth(5)	23%	12%	18%

Total
Nine Months Ended March 31, 2018	General engineering	Transportation	Aerospace and defense	Energy	Earthworks
Constant currency end market sales growth	10%	8%	11%	19%	9%
Foreign currency exchange impact(1)	4	5	4	3	4
Divestiture impact(3)	—	—	—	—	—
Acquisition impact(4)	—	—	—	—	—
End market sales growth(5)	14%	13%	15%	22%	13%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reconciliations of constant currency regional sales growth (decline) to reported regional sales growth(6), are as follows:

Industrial	Three Months Ended March 31, 2018			Nine Months Ended March 31, 2018
	Americas	EMEA	Asia Pacific	Americas	EMEA	Asia Pacific
Constant currency regional sales growth	12%	7%	—%	10%	8%	11%
Foreign currency exchange impact(1)	—	15	7	1	9	3
Divestiture impact(3)	—	—	—	—	—	—
Acquisition impact(4)	—	—	—	—	—	—
Regional sales growth(6)	12%	22%	7%	11%	17%	14%

Widia	Three Months Ended March 31, 2018			Nine Months Ended March 31, 2018
	Americas	EMEA	Asia Pacific	Americas	EMEA	Asia Pacific
Constant currency regional sales growth	1%	14%	15%	5%	16%	9%
Foreign currency exchange impact(1)	1	11	7	—	7	4
Divestiture impact(3)	—	—	—	—	—	—
Acquisition impact(4)	—	—	—	—	—	—
Regional sales growth(6)	2%	25%	22%	5%	23%	13%

Infrastructure	Three Months Ended March 31, 2018			Nine Months Ended March 31, 2018
	Americas	EMEA	Asia Pacific	Americas	EMEA	Asia Pacific
Constant currency regional sales growth (decline)	14%	(5)%	19%	18%	1%	21%
Foreign currency exchange impact(1)	1	13	7	—	9	4
Divestiture impact(3)	—	—	—	—	—	—
Acquisition impact(4)	—	—	—	—	—	—
Regional sales growth(6)	15%	8%	26%	18%	10%	25%

Total	Three Months Ended March 31, 2018			Nine Months Ended March 31, 2018
	Americas	EMEA	Asia Pacific	Americas	EMEA	Asia Pacific
Constant currency regional sales growth	12%	5%	8%	14%	7%	14%
Foreign currency exchange impact(1)	1	14	7	—	9	4
Divestiture impact(3)	—	—	—	—	—	—
Acquisition impact(4)	—	—	—	—	—	—
Regional sales growth(6)	13%	19%	15%	14%	16%	18%
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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at March 31, 2018 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2018	—	$—	—	10,100,100
February 1 through February 28, 2018	5,389	46.29	—	10,100,100
March 1 through March 31, 2018	1,399	40.54	—	10,100,100
Total	6,788	$45.10	—

(1)
During the current period, 1,248 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 5,540 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.

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

KENNAMETAL INC.

Date:	May 8, 2018	By:	/s/ Patrick S. Watson
Patrick S. Watson Vice President Finance and Corporate Controller