Form 10-Q
period 2018-09-30
KENNAMETAL INC
filed 2018-11-06
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
Commission file number 1-5318
KENNAMETAL INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-0900168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Grant Street Suite 5100 Pittsburgh, Pennsylvania	15219-2706
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (412) 248-8000
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [X] NO [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at October 31, 2018
Capital Stock, par value $1.25 per share	82,102,785

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not relate strictly to historical or current facts. You can identify forward-looking statements by the fact they use words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression in connection with any discussion of future operating or financial performance or events. We have also included forward looking statements in this Quarterly Report on Form 10-Q concerning, among other things, our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position and product development. These statements are based on current estimates that involve inherent risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, our actual results could vary materially from our current expectations. There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements. They include: downturns in the business cycle or the economy; our ability to achieve anticipated benefits of our restructuring, simplification and modernization initiatives; risks related to our foreign operations and international markets, such as fluctuations in currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; potential for future goodwill and other intangible asset impairment charges; our ability to protect and defend our intellectual property; continuity and security of information technology infrastructure; competition; our ability to retain our management and employees; demands on management resources; availability and cost of the raw materials we use to manufacture our products; product liability claims; integrating acquisitions and achieving the expected savings and synergies; global or regional catastrophic events; demand for and market acceptance of our products; business divestitures; labor relations; and implementation of environmental remediation matters. We provide additional information about many of the specific risks we face in the “Risk Factors” section of our Annual Report on Form 10-K. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. Except as required by law, we do not intend to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2018	2017
Sales (Note 3)	$586,687	$542,454
Cost of goods sold	375,595	360,505
Gross profit	211,092	181,949
Operating expense	123,285	120,592
Restructuring and asset impairment charges (Note 7)	1,075	5,525
Amortization of intangibles	3,580	3,661
Operating income	83,152	52,171
Interest expense	8,097	7,149
Other income, net	(2,761)	(4,218)
Income before income taxes	77,816	49,240
Provision for income taxes	19,392	9,602
Net income	58,424	39,638
Less: Net income attributable to noncontrolling interests	1,725	455
Net income attributable to Kennametal	$56,699	$39,183
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings per share	$0.69	$0.48
Diluted earnings per share	$0.68	$0.48
Dividends per share	$0.20	$0.20
Basic weighted average shares outstanding	82,105	81,071
Diluted weighted average shares outstanding	83,194	82,123

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2018	2017
Net income	$58,424	$39,638
Other comprehensive (loss) income, net of tax
Unrealized loss on derivatives designated and qualified as cash flow hedges	(262)	(619)
Reclassification of unrealized loss on derivatives designated and qualified as cash flow hedges	595	396
Unrecognized net pension and other postretirement benefit gain (loss)	318	(1,965)
Reclassification of net pension and other postretirement benefit loss	1,312	1,779
Foreign currency translation adjustments	(16,203)	19,868
Total other comprehensive (loss) income, net of tax	(14,240)	19,459
Total comprehensive income	44,184	59,097
Less: comprehensive income attributable to noncontrolling interests	493	739
Comprehensive income attributable to Kennametal Shareholders	$43,691	$58,358
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	September 30, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$102,084	$556,153
Accounts receivable, less allowance for doubtful accounts of $12,134 and $11,807, respectively	386,685	401,290
Inventories (Note 10)	569,252	525,466
Other current assets	63,461	63,257
Total current assets	1,121,482	1,546,166
Property, plant and equipment:
Land and buildings	349,244	351,953
Machinery and equipment	1,723,306	1,702,243
Less accumulated depreciation	(1,238,199)	(1,229,983)
Property, plant and equipment, net	834,351	824,213
Other assets:
Goodwill (Note 17)	300,844	301,802
Other intangible assets, less accumulated amortization of $148,413 and $145,334, respectively (Note 17)	172,477	176,468
Deferred income taxes	16,714	17,015
Other	66,336	60,073
Total other assets	556,371	555,358
Total assets	$2,512,204	$2,925,737
LIABILITIES
Current liabilities:
Current maturities of long-term debt and capital leases (Note 11)	$—	$399,266
Notes payable to banks	756	934
Accounts payable	220,887	221,903
Accrued income taxes	30,025	18,603
Accrued expenses	64,356	95,239
Other current liabilities	123,147	150,586
Total current liabilities	439,171	886,531
Long-term debt and capital leases, less current maturities (Note 11)	591,303	591,505
Deferred income taxes	27,389	26,991
Accrued pension and postretirement benefits	159,547	159,522
Accrued income taxes	6,265	6,249
Other liabilities	24,420	24,612
Total liabilities	1,248,095	1,695,410
Commitments and contingencies
EQUITY (Note 15)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 82,092 and 81,646 shares issued, respectively	102,615	102,058
Additional paid-in capital	517,349	511,909
Retained earnings	940,983	900,683
Accumulated other comprehensive loss	(333,333)	(320,325)
Total Kennametal Shareholders’ Equity	1,227,614	1,194,325
Noncontrolling interests	36,495	36,002
Total equity	1,264,109	1,230,327
Total liabilities and equity	$2,512,204	$2,925,737
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2018	2017
OPERATING ACTIVITIES
Net income	$58,424	$39,638
Adjustments for non-cash items:
Depreciation	23,973	22,777
Amortization	3,580	3,661
Stock-based compensation expense	8,486	6,543
Restructuring and asset impairment charges (Note 7)	(288)	3,159
Deferred income tax provision	20	577
Other	257	1,368
Changes in certain assets and liabilities:
Accounts receivable	9,009	626
Inventories	(48,597)	(19,704)
Accounts payable and accrued liabilities (Note 4)	(52,731)	(82,454)
Accrued income taxes	9,461	398
Accrued pension and postretirement benefits	(4,348)	(8,060)
Other	1,955	(8,203)
Net cash flow provided by (used for) operating activities	9,201	(39,674)
INVESTING ACTIVITIES
Purchases of property, plant and equipment (Note 4)	(43,263)	(22,306)
Disposals of property, plant and equipment	833	426
Other	37	(67)
Net cash flow used for investing activities	(42,393)	(21,947)
FINANCING ACTIVITIES
Net (decrease) increase in notes payable	(16)	423
Term debt repayments	(400,000)	(93)
Purchase of capital stock	(54)	(55)
Dividend reinvestment and the effect of employee benefit and stock plans	(2,436)	(3,969)
Cash dividends paid to Shareholders	(16,399)	(16,191)
Other	16	(320)
Net cash flow used for financing activities	(418,889)	(20,205)
Effect of exchange rate changes on cash and cash equivalents	(1,988)	1,894
CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(454,069)	(79,932)
Cash and cash equivalents, beginning of period	556,153	190,629
Cash and cash equivalents, end of period	$102,084	$110,697
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION

The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with our 2018 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2018 was derived from the audited balance sheet included in our 2018 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the three months ended September 30, 2018 and 2017 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2019 is to the fiscal year ending June 30, 2019. When used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

2.NEW ACCOUNTING STANDARDS
Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which requires an entity to recognize revenue in a manner that depicts the transfer of promised goods to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange. The standard also expands the disclosure requirements around contracts with customers. We adopted Topic 606 July 1, 2018 using the modified retrospective transition method applied to those contracts that were not completed as of that date. The adoption did not have a material impact on the condensed consolidated financial statements beyond the additional disclosure requirements. Refer to Notes 3 and 18 to the condensed consolidated financial statements for further details.
In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)," which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice with respect to how these are classified in the statement of cash flows. We adopted this ASU July 1, 2018. Adoption of this guidance did not have a material effect on our condensed consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory," which clarifies that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We adopted this ASU July 1, 2018. Adoption of this guidance did not have a material effect on our condensed consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. We adopted this ASU July 1, 2018, with the amendments applied on a retrospective basis. Refer to Note 9 to the condensed consolidated financial statements for further details.
In May 2017, the FASB issued ASU No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting," which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. We adopted this ASU July 1, 2018. Adoption of this guidance did not have a material effect on our condensed consolidated financial statements.
Issued
In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The standard requires implementation costs incurred by customers in cloud computing arrangements to be capitalized and amortized under the same premises of authoritative guidance for internal-use software. This standard is effective for Kennametal beginning July 1, 2020. We are in the process of assessing the impact the adoption of this guidance will have on our consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General: Disclosure Framework - Changes to Disclosure Requirements for Defined Benefit Plans." The standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This standard is effective for Kennametal beginning July 1, 2021. We are in the process of assessing the impact the adoption of this guidance will have on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases: Topic 842," which replaces the existing guidance in ASC 840, Leases. The standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This standard is effective for Kennametal beginning July 1, 2019. Currently, we are inventorying our leasing arrangements in order to determine the impact this ASU will have on our consolidated financial statements.

3.	REVENUE RECOGNITION
Revenue Accounting Description and Policy
The Company's contracts with customers are comprised of purchase orders, and for larger customers, may also include long-term agreements. We account for a contract when it has approval and commitment from both parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable. These contracts with customers typically relate to the manufacturing of products, which represent single performance obligations that are satisfied when control of the product passes to the customer. The Company considers the timing of right to payment, transfer of risk and rewards, transfer of title, transfer of physical possession and customer acceptance when determining when control transfers to the customer. As a result, revenue is generally recognized at a point in time - either upon shipment or delivery - based on the specific shipping terms in the contract. The shipping terms vary across all businesses and depend on the product, the country of origin and the type of transportation. Shipping and handling activities are accounted for as activities to fulfill a promise to transfer a product to a customer and as such, costs incurred are recorded when the related revenue is recognized. Payment for products is due within a limited time period after shipment or delivery, typically within 30-90 calendar days of the respective invoice dates. The Company does not generally offer extended payment terms.
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. Amounts billed and due from our customers are classified as accounts receivable, less allowance for doubtful accounts on the condensed consolidated balance sheet. Certain contracts with customers, primarily distributor customers, have an element of variable consideration that is estimated when revenue is recognized under the contract. Variable consideration primarily includes volume incentive rebates, which are based on achieving a certain level of purchases and other performance criteria as established by our distributor programs. These rebates are estimated based on projected sales to the customer and accrued as a reduction of net sales as they are earned. The majority of our products are consumed by our customers or end users in the manufacture of their products. Historically, we have experienced very low levels of returned products and do not consider the effect of returned products to be material.
See "Note 18. Segment Data" for disaggregation of revenue by geography and end market.
Contract Balances
The Company records a contract asset when it has a right to payment from a customer that is conditioned on events that have occurred other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material remaining performance obligations, contract assets or liabilities as of September 30, 2018 and June 30, 2018.
Practical Expedient
The Company pays sales commissions related to certain contracts, which qualify as incremental costs of obtaining a contract. However, the Company applies the practical expedient that allows an entity to recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that would have been recognized is one year or less. These costs are recorded within operating expense in our condensed consolidated statement of income.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
(in thousands)	2018	2017
Cash paid during the period for:
Interest	$9,966	$7,060
Income taxes	9,911	8,627
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	(3,200)	8,300
During the current quarter, the Company revised its condensed consolidated statement of cash flow for the three months ended September 30, 2017 to correctly present the changes in accounts payable and accrued liabilities and in purchases of property, plant and equipment, resulting in an increase of $19.8 million to previously reported net cash flow used for operating activities and a corresponding decrease to previously reported net cash flow used for investing activities. Revisions of $25.7 million and $22.7 million will be made in future filings to the condensed consolidated statements of cash flow for the six months ended December 31, 2017 and the nine months ended March 31, 2018, respectively, with similar effects on the condensed consolidated statements of cash flow. The supplemental disclosure of non-cash information for changes in accounts payable related to purchases of property, plant and equipment for the three months ended September 30, 2017 was also revised accordingly, at an increase of $8.3 million. The amount of that disclosure will be revised in future filings for the six months ended December 31, 2017 and the nine months ended March 31, 2018 to depict increases of $14.2 million and $11.2 million, respectively. The Company has evaluated the correction and determined it was not material to the previously issued interim financial statements. The correction had no effect on the previously issued annual financial statements.

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
Level 3: Inputs that are unobservable.
As of September 30, 2018, the fair values of the Company’s financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$433	$—	$433
Total assets at fair value	$—	$433	$—	$433

Liabilities:
Derivatives (1)	$—	$287	$—	$287
Total liabilities at fair value	$—	$287	$—	$287

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2018, the fair values of the Company’s financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$1,665	$—	$1,665
Total assets at fair value	$—	$1,665	$—	$1,665

Liabilities:
Derivatives (1)	$—	$207	$—	$207
Total liabilities at fair value	$—	$207	$—	$207
 (1) Currency derivatives are valued based on observable market spot and forward rates and are classified within Level 2 of the fair value hierarchy.
There have been no changes in classification and transfers between levels in the fair value hierarchy in the current period.

6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheet are as follows:

(in thousands)	September 30, 2018	June 30, 2018
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$406	$799
Other current liabilities - range forward contracts	—	(5)
Other assets - range forward contracts	27	27
Total derivatives designated as hedging instruments	433	821
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	—	839
Other current liabilities - currency forward contracts	(287)	(202)
Total derivatives not designated as hedging instruments	(287)	637
Total derivatives	$146	$1,458
Certain currency forward contracts that hedge significant cross-border intercompany loans are considered as other derivatives and therefore do not qualify for hedge accounting. These contracts are recorded at fair value in the condensed consolidated balance sheet, with the offset to other income, net. Gains (losses) related to derivatives not designated as hedging instruments have been recognized as follows:

	Three Months Ended September 30,
(in thousands)	2018	2017
Other income, net - currency forward contracts	$78	$(116)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts are recorded in accumulated other comprehensive (loss) income and are recognized as a component of other income, net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at September 30, 2018 and June 30, 2018, was $60.2 million and $62.9 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at September 30, 2018, we expect to recognize into earnings $0.2 million of income on outstanding derivatives in the next 12 months.
The following represents losses related to cash flow hedges:

	Three Months Ended September 30,
(in thousands)	2018	2017
Losses recognized in other comprehensive (loss) income, net	$(262)	$(619)
Losses reclassified from accumulated other comprehensive loss into other income, net	$532	$392
No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the three months ended September 30, 2018 and 2017.
NET INVESTMENT HEDGES
As of September 30, 2018, we had certain foreign currency-denominated intercompany loans payable with total aggregate principal amounts of €33.0 million as net investment hedges to hedge the foreign exchange exposure of our net investment in Euro-based subsidiaries. A gain of $0.1 million and a loss of $1.3 million were recorded as a component of foreign currency translation adjustments in other comprehensive (loss) income for the three months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

Instrument	Notional (EUR in thousands)(2)	Notional (USD in thousands)(2)	Maturity
Foreign currency-denominated intercompany loan payable	€27,527	$31,891	June 26, 2022
Foreign currency-denominated intercompany loan payable	8,728	10,112	November 20, 2018
Foreign currency-denominated intercompany loan payable	2,019	2,339	October 11, 2019
(2) Includes principal and accrued interest.

7.	RESTRUCTURING AND RELATED CHARGES
In the June quarter of fiscal 2018, we implemented and substantially completed restructuring actions to simplify the Industrial segment's cost structure by directing resources to more profitable business and increasing sales force productivity. We supplemented this with the rationalization of a small manufacturing facility in the Infrastructure segment which we expect to complete in fiscal 2019. Total restructuring and related charges since inception of $11.8 million have been recorded for this program through September 30, 2018.
We recorded restructuring and related charges of $1.1 million and $6.9 million for the three months ended September 30, 2018 and 2017, respectively. Of the 2017 amount, restructuring charges totaled $5.5 million. Restructuring-related charges of $1.3 million and $0.1 million were recorded in cost of goods sold and operating expense, respectively, for the three months ended September 30, 2017.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2018, the total restructuring accrual is recorded in other current liabilities in our condensed consolidated balance sheet. As of June 30, 2018, $17.5 million and $0.1 million of the restructuring accrual is recorded in other current liabilities and other liabilities, respectively. The amount attributable to each segment is as follows:

(in thousands)	June 30, 2018	Expense	Asset Write-Down	Translation	Cash Expenditures	September 30, 2018
Industrial
Severance	$7,967	$186	$—	$(8)	$(499)	$7,646
Facilities	—	(9)	9	—	—	—
Other	—	8	—	—	2	10
Total Industrial	$7,967	$185	$9	$(8)	$(497)	$7,656

Widia
Severance	$2,087	$38	$—	$(2)	$(103)	$2,020
Facilities	—	—	—	—	—	—
Other	15	2	—	—	1	18
Total Widia	$2,102	$40	$—	$(2)	$(102)	$2,038

Infrastructure
Severance	$7,558	$1,085	$—	$(47)	$(2,911)	$5,685
Facilities	—	(279)	279	—	—	—
Other	12	44	—	(1)	17	72
Total Infrastructure	$7,570	$850	$279	$(48)	$(2,894)	$5,757
Total	$17,639	$1,075	$288	$(58)	$(3,493)	$15,451

8.	STOCK-BASED COMPENSATION
Stock Options
Changes in our stock options for the three months ended September 30, 2018 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2018	989,992	$33.08
Exercised	(107,880)	29.45
Options outstanding, September 30, 2018	882,112	$33.53	4.9	$9,066
Options vested and expected to vest, September 30, 2018	882,112	$33.53	4.9	$9,066
Options exercisable, September 30, 2018	834,539	$34.35	4.7	$7,907
During the three months ended September 30, 2018 and 2017, compensation expense related to stock options was $0.1 million and $0.2 million, respectively. As of September 30, 2018, the total unrecognized compensation cost related to options outstanding was immaterial and is expected to be recognized over a weighted average period of 0.5 years.
Fair value of options vested during the three months ended September 30, 2018 and 2017 was $1.0 million and $1.6 million, respectively. The amount of cash received from the exercise of capital stock options during the three months ended September 30, 2018 was $3.1 million and was immaterial for the three months ended September 30, 2017. The total intrinsic value of options exercised during the three months ended September 30, 2018 was $1.4 million and was immaterial during the three months ended September 30, 2017.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Units – Performance Vesting and Time Vesting
Changes in our performance vesting and time vesting restricted stock units for the three months ended September 30, 2018 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2018	409,297	$31.22	1,083,675	$30.47
Granted	147,769	37.74	419,069	37.79
Vested	(36,394)	31.13	(425,891)	31.73
Performance metric adjustments, net	41,196	29.06	—	—
Forfeited	(44,179)	31.04	(15,418)	32.21
Unvested, September 30, 2018	517,689	$32.93	1,061,435	$32.85
During the three months ended September 30, 2018 and 2017, compensation expense related to time vesting and performance vesting restricted stock units was $7.8 million and $6.0 million, respectively. As of September 30, 2018, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $26.1 million and is expected to be recognized over a weighted average period of 2.3 years.

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS
We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to certain U.S. employees.
The table below summarizes the components of net periodic pension income:

	Three Months Ended September 30,
(in thousands)	2018	2017
Service cost	$411	$404
Interest cost	7,990	7,657
Expected return on plan assets	(13,462)	(14,090)
Amortization of transition obligation	23	23
Amortization of prior service (credit) cost	(5)	173
Recognition of actuarial losses	1,695	1,710
Net periodic pension income	$(3,348)	$(4,123)
The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended September 30,
(in thousands)	2018	2017
Interest cost	$153	$157
Amortization of prior service credit	(22)	(6)
Recognition of actuarial loss	62	70
Net periodic other postretirement benefit cost	$193	$221

In accordance with ASU 2017-07, as described in Note 3, the service cost of $0.4 million for the three months ended September 30, 2018 and 2017 was reported as a component of cost of goods sold and operating expense. The other components of net periodic benefit income totaling a net benefit of $3.6 million for the three months ended September 30, 2018 were presented as a component of other income, net. For the three months ended September 30, 2017, we reclassified a net benefit of $3.0 million and $1.3 million from cost of goods sold and operating expense, respectively to other income, net.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 39 percent and 40 percent of total inventories at September 30, 2018 and June 30, 2018, respectively. Since inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

(in thousands)	September 30, 2018	June 30, 2018
Finished goods	$299,121	$279,240
Work in process and powder blends	251,322	232,973
Raw materials	102,339	96,859
Inventories at current cost	652,782	609,072
Less: LIFO valuation	(83,530)	(83,606)
Total inventories	$569,252	$525,466

11.	LONG-TERM DEBT
Our five-year, multi-currency, revolving credit facility, as amended and restated in June 2018 (Credit Agreement), provides for revolving credit loans of up to $700 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the Credit Agreement). We were in compliance with all such covenants as of September 30, 2018. We had no borrowings outstanding under the Credit Agreement as of September 30, 2018 and June 30, 2018. Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries. The Credit Agreement matures in June 2023.
Fixed rate debt had a fair market value of $592.2 million and $996.4 million at September 30, 2018 and June 30, 2018, respectively. The Level 2 fair value is determined based on the quoted market price of this debt as of September 30, 2018 and June 30, 2018, respectively.
On July 9, 2018, the Company completed the early redemption of its previously outstanding $400.0 million of 2.650 percent Senior Unsecured Notes due 2019.

12.	ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.
We establish and maintain reserves for certain potential environmental issues. At September 30, 2018 and June 30, 2018, the balances of these reserves were $12.6 million. These reserves represent anticipated costs associated with the remediation of these issues and are generally not discounted.
The reserves we have established for environmental liabilities represent our best current estimate of the costs of addressing all identified environmental situations, based on our review of currently available evidence, and taking into consideration our prior experience in remediation and that of other companies, as well as public information released by the United States Environmental Protection Agency (USEPA), other governmental agencies and by the Potentially Responsible Party (PRP) groups in which we are participating. Although the reserves currently appear to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and we can give no assurance that our estimate of any environmental liability will not increase or decrease in the future. The reserved and unreserved liabilities for all environmental concerns could change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs and the involvement of and direction taken by the government on these matters.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Superfund Sites Among other environmental laws, we are subject to the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA), under which we have been designated by the USEPA as a PRP with respect to environmental remedial costs at certain Superfund sites. We have evaluated our claims and liabilities associated with these Superfund sites based upon best currently available information. We believe our environmental accruals are adequate to cover our portion of the environmental remedial costs at the Superfund sites where we have been designated a PRP, to the extent these expenses are probable and reasonably estimable.

13.	INCOME TAXES
The effective income tax rates for the three months ended September 30, 2018 and 2017 were 24.9 percent and 19.5 percent, respectively. The change is primarily due to (1) U.S. income in the prior year quarter not being tax-effected and current quarter U.S. income being tax-effected now that a valuation allowance is no longer recorded on U.S. deferred tax assets; (2) the reduction in the U.S. federal statutory tax rate, partially offset by the tax on global intangible low-taxed income (GILTI) associated with tax reform effective in fiscal 2019; and (3) an incremental charge in the current quarter to estimate the one-time tax that is imposed on our unremitted foreign earnings (toll tax).
Tax Cuts and Jobs Act of 2017 (TCJA)
Three items from TCJA that effect the Company for fiscal 2019 are the reduction in the statutory tax rate, the toll tax and GILTI. At this time, the Company does not anticipate a material impact to the fiscal 2019 condensed consolidated financial statements from the base erosion anti-abuse tax (BEAT) or a deduction for foreign-derived intangible income (FDII). In accordance with the SEC Staff Accounting Bulletin 118 (SAB 118), we have accounted for the impacts of TCJA provisions first effective in fiscal 2018 to the extent a reasonable estimate could be made during the three months ended September 30, 2018. We will continue to refine our estimates throughout the measurement period, which will not extend beyond December 22, 2018.
The U.S. federal tax rate reduction was effective as of January 1, 2018. As a June 30 fiscal year-end taxpayer, our fiscal 2018 U.S. federal statutory tax rate was a blended rate of 28.1 percent. Our U.S. federal statutory tax rate is 21.0 percent in fiscal 2019.
During the three months ended September 30, 2018, we revised our estimate of the toll tax charge primarily related to regulations issued by the U.S. Treasury and the Internal Revenue Service during the quarter. The adjustment resulted in an additional $1.0 million charge, increasing the total toll tax charge to $81.9 million as of September 30, 2018. We estimate a cash payment of $4.5 million associated with the toll charge, which will be paid over a period of eight years. The toll tax charge, in addition to the revaluation of U.S. net deferred taxes, is preliminary and subject to finalization of our 2018 U.S. federal income tax return, applying any additional regulatory guidance issued after September 30, 2018 and changes in the interpretations and assumptions of existing guidance.
We consider substantially all of the unremitted earnings of our non-U.S. subsidiaries to be permanently reinvested. As a result of TCJA, we are in the process of re-evaluating our permanent reinvestment assertion in certain jurisdictions. The unremitted earnings and profits of our non-U.S. subsidiaries and affiliates have been subject to U.S. federal income tax, but may remain subject to foreign currency adjustments and state and foreign taxes if repatriated. In accordance with SAB 118, we expect to complete our evaluation by December 22, 2018.

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
For purposes of determining the number of diluted shares outstanding, weighted average shares outstanding for basic earnings per share calculations were increased by 1.1 million shares for the three months ended September 30, 2018 and 2017 due solely to the dilutive effect of unexercised capital stock options, unvested performance awards and unvested restricted stock units. Unexercised capital stock options, performance awards and restricted stock units of 0.3 million and 0.8 million shares for the three months ended September 30, 2018 and 2017, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price, and therefore the inclusion would have been anti-dilutive.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests as of September 30, 2018 and 2017 is as follows:

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2018	$102,058	$511,909	$900,683	$(320,325)	$36,002	$1,230,327
Net income	—	—	56,699	—	1,725	58,424
Other comprehensive income	—	—	—	(13,008)	(1,232)	(14,240)
Dividend reinvestment	2	52	—	—	—	54
Capital stock issued under employee benefit and stock plans(3)	557	5,440	—	—	—	5,997
Purchase of capital stock	(2)	(52)	—	—	—	(54)
Cash dividends	—	—	(16,399)	—	—	(16,399)
Balance as of September 30, 2018	$102,615	$517,349	$940,983	$(333,333)	$36,495	$1,264,109

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2017	$100,832	$474,547	$765,607	$(323,692)	$35,359	$1,052,653
Net income	—	—	39,183	—	455	39,638
Other comprehensive (loss) income	—	—	—	19,175	284	19,459
Dividend reinvestment	2	53	—	—	—	55
Capital stock issued under employee benefit and stock plans(3)	376	2,143	—	—	—	2,519
Purchase of capital stock	(2)	(53)	—	—	—	(55)
Cash dividends	—	—	(16,191)	—	—	(16,191)
Balance as of September 30, 2017	$101,208	$476,690	$788,599	$(304,517)	$36,098	$1,098,078
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
The components of, and changes in, accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the three months ended September 30, 2018:

(in thousands)	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2018	$(187,755)	$(127,347)	$(5,223)	$(320,325)
Other comprehensive income (loss) before reclassifications	318	(14,971)	(262)	(14,915)
Amounts reclassified from AOCL	1,312	—	595	1,907
Net current period other comprehensive income (loss)	1,630	(14,971)	333	(13,008)
AOCL, September 30, 2018	$(186,125)	$(142,318)	$(4,890)	$(333,333)

Attributable to noncontrolling interests:
Balance, June 30, 2018	$—	$(2,913)	$—	$(2,913)
Other comprehensive loss before reclassifications	—	(1,232)	—	(1,232)
Net current period other comprehensive loss	—	(1,232)	—	(1,232)
AOCL, September 30, 2018	$—	$(4,145)	$—	$(4,145)

The components of, and changes in, AOCL were as follows, net of tax, for the three months ended September 30, 2017:

(in thousands)	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2017	$(189,038)	$(126,606)	$(8,048)	$(323,692)
Other comprehensive income (loss) before reclassifications	(1,965)	19,584	(619)	17,000
Amounts reclassified from AOCL	1,779	—	396	2,175
Net current period other comprehensive income (loss)	(186)	19,584	(223)	19,175
AOCL, September 30, 2017	$(189,224)	$(107,022)	$(8,271)	$(304,517)

Attributable to noncontrolling interests:
Balance, June 30, 2017	$—	$(2,164)	$—	$(2,164)
Other comprehensive income before reclassifications	—	284	—	284
Net current period other comprehensive income	—	284	—	284
AOCL, September 30, 2017	$—	$(1,880)	$—	$(1,880)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications out of AOCL for the three months ended September 30, 2018 and 2017 consisted of the following:

	Three Months Ended September 30,
(in thousands)	2018	2017	Affected line item in the Income Statement
Gains and losses on cash flow hedges:
Forward starting interest rate swaps	$588	$566	Interest expense
Currency exchange contracts	200	(170)	Other income, net
Total before tax	788	396
Tax impact	(193)	—	Provision for income taxes
Net of tax	$595	$396

Postretirement benefit plans:
Amortization of transition obligations	$23	$23	Other income, net
Amortization of prior service (credit) cost	(27)	167	Other income, net
Recognition of actuarial losses	1,757	1,780	Other income, net
Total before tax	1,753	1,970
Tax impact	(441)	(191)	Provision for income taxes
Net of tax	$1,312	$1,779

The amount of income tax allocated to each component of other comprehensive income for the three months ended September 30, 2018 and 2017 were as follows:

		2018			2017
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized loss on derivatives designated and qualified as cash flow hedges	$(347)	$85	$(262)	$(619)	$—	$(619)
Reclassification of unrealized loss on derivatives designated and qualified as cash flow hedges	788	(193)	595	396	—	396
Unrecognized net pension and other postretirement benefit gain (loss)	412	(94)	318	(2,600)	635	(1,965)
Reclassification of net pension and other postretirement benefit loss	1,753	(441)	1,312	1,970	(191)	1,779
Foreign currency translation adjustments	(16,270)	67	(16,203)	20,445	(577)	19,868
Other comprehensive (loss) income	$(13,664)	$(576)	$(14,240)	$19,592	$(133)	$19,459

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.	GOODWILL AND OTHER INTANGIBLE ASSETS
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such carrying amounts, is as follows:

(in thousands)	Industrial	Widia	Infrastructure	Total
Gross goodwill	$411,458	$41,186	$633,211	$1,085,855
Accumulated impairment losses	(137,204)	(13,638)	(633,211)	(784,053)
Balance as of June 30, 2018	$274,254	$27,548	$—	$301,802

Activity for the three months ended September 30, 2018:
Change in gross goodwill due to translation	(570)	(388)	—	(958)

Gross goodwill	410,888	40,798	633,211	1,084,897
Accumulated impairment losses	(137,204)	(13,638)	(633,211)	(784,053)
Balance as of September 30, 2018	$273,684	$27,160	$—	$300,844
The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	September 30, 2018		June 30, 2018
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract-based	3 to 15	$7,063	$(7,045)	$7,061	$(7,036)
Technology-based and other	4 to 20	46,593	(31,213)	46,666	(30,923)
Customer-related	10 to 21	205,558	(87,484)	206,162	(85,301)
Unpatented technology	10 to 30	31,697	(13,644)	31,854	(13,096)
Trademarks	5 to 20	12,428	(9,027)	12,450	(8,978)
Trademarks	Indefinite	17,551	—	17,609	—
Total		$320,890	$(148,413)	$321,802	$(145,334)

18.	SEGMENT DATA
Our reportable operating segments have been determined in accordance with our internal management structure, which is organized based on operating activities, the manner in which we organize segments for making operating decisions and assessing performance and the availability of separate financial results. We do not allocate certain corporate expenses related to, among other things, executive retirement plans, our Board of Directors and strategic initiatives to our reportable operating segments. These costs are instead reported in Corporate. None of our three reportable operating segments represent the aggregation of two or more operating segments.
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Infrastructure segment generally serves customers that operate in the energy and earthworks market sectors that support primary industries such as oil and gas, power generation and chemicals; underground, surface and hard-rock mining; highway construction and road maintenance; and process industries such as food and feed. Our success is determined by our ability to gain an in-depth understanding of our customers’ engineering and development needs, and to provide complete system solutions and high-performance capabilities to optimize and add value to their operations. Infrastructure markets its products primarily under the Kennametal® brand and sells through a direct sales force as well as distributors.
Our sales and operating income (loss) by segment are as follows:

	Three Months Ended September 30,
(in thousands)	2018	2017
Sales:
Industrial	$320,559	$297,464
Widia	48,672	45,243
Infrastructure	217,456	199,747
Total sales	$586,687	$542,454
Operating income (loss):
Industrial	$58,542	$32,039
Widia	2,093	(320)
Infrastructure	23,860	20,390
Corporate	(1,343)	62
Total operating income	83,152	52,171
Interest expense	8,097	7,149
Other income, net	(2,761)	(4,218)
Income from continuing operations before income taxes	$77,816	$49,240
The following table presents Kennametal's revenue disaggregated by geography:

	Three Months Ended
	September 30, 2018				September 30, 2017
(in thousands)	Industrial	Widia	Infrastructure	Total Kennametal	Industrial	Widia	Infrastructure	Total Kennametal
Americas	39%	45%	65%	49%	39%	48%	63%	48%
EMEA	40	24	15	29	41	24	17	31
Asia Pacific	21	31	20	22	20	28	20	21
The following tables presents Kennametal's revenue disaggregated by end market:

	Three Months Ended September 30, 2018
(in thousands)	Industrial	Widia	Infrastructure	Total Kennametal
General engineering	43%	100%	32%	44%
Transportation	35	—	—	19
Aerospace and defense	13	—	—	7
Energy	9	—	34	17
Earthworks	—	—	34	13

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended September 30, 2017
(in thousands)	Industrial	Widia	Infrastructure	Total Kennametal
General engineering	42%	100%	32%	43%
Transportation	37	—	—	20
Aerospace and defense	12	—	—	7
Energy	9	—	31	16
Earthworks	—	—	37	14

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
Throughout the MD&A, we refer to measures used by management to evaluate performance. We also refer to a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP), including organic sales growth, constant currency regional sales growth and constant currency end market sales growth. We provide the definitions of these non-GAAP financial measures at the end of the MD&A section as well as details on the use and derivation of these financial measures.
Operating results for the first quarter of fiscal year 2019 were strong. The continued progress on our strategic initiatives of growth and simplification/modernization, coupled with the ongoing strength of our end markets delivered significant year-over-year improvement in the business. Sales increased 8 percent, reflecting sales growth in all segments and regions. End market demand remains strong and we continue to capitalize on healthy market conditions while also remaining focused on strategically investing in our simplification/modernization initiative where we can improve our customer service and increase productivity. We are balancing the strong level of demand while executing our operational improvement strategy. Operating margin improved significantly to 14.2 percent from 9.6 percent in the prior year quarter reflecting improvement in both gross margin and operating expense as a percentage of sales.
Our sales of $586.7 million for the quarter ended September 30, 2018 increased 8 percent compared to sales for the quarter ended September 30, 2017, driven by organic sales growth of 10 percent, partially offset by unfavorable currency exchange impact of 2 percent.
Operating income was $83.2 million, compared to $52.2 million in the prior year quarter. The increase in operating income reflects organic sales growth, $5.8 million less restructuring and related charges in the current period and incremental simplification/modernization benefits, partially offset by higher raw material costs and temporary manufacturing inefficiencies in certain locations in part due to strong market demand coupled with modernization efforts in progress. Price realization continued to outpace raw material cost inflation. The Industrial, Infrastructure and Widia segments had operating margins of 18.3 percent, 11.0 percent and 4.3 percent, respectively.
In association with our simplification/modernization initiative, we recorded $1 million of pre-tax restructuring and related charges in the current quarter and pre-tax benefits from cost savings initiatives were approximately $2 million. Annualized run-rate pre-tax savings of approximately $10 million are expected to be achieved in connection with these simplification/modernization programs. While our simplification/modernization efforts are driving improved results, incrementally higher results of these programs are anticipated to accrue to the Company over the next few years.
We reported current quarter earnings per diluted share of $0.68, which include a $0.01 per share charge related to adjustments made to the provisional toll tax associated with U.S. tax reform and $0.01 per share of restructuring and related charges. The earnings per diluted share of $0.48 in the prior year quarter included $0.07 per share of restructuring and related charges.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We had a net cash inflow from operating activities of $9.2 million during the three months ended September 30, 2018 compared to $39.7 million net cash outflow during the prior year quarter. The year-over-year change is due primarily to changes in working capital and increased cash flow from operations before changes in certain other assets and liabilities, partially offset by higher working capital. Capital expenditures were $43.3 million and $22.3 million during the three months ended September 30, 2018 and 2017, respectively, with the increase due in part to higher spending for modernization.
We invested further in technology and innovation to continue delivering high quality products to our customers. Research and development expenses included in operating expense totaled $9.7 million for the three months ended September 30, 2018.

RESULTS OF CONTINUING OPERATIONS

SALES
Sales for the three months ended September 30, 2018 were $586.7 million, an increase of $44.2 million or 8 percent, from $542.5 million in the prior year quarter. The increase in sales was driven by a 10 percent organic sales growth, partially offset by a 2 percent unfavorable currency exchange impact.

	Three Months Ended September 30, 2018
(in percentages)	As Reported	Constant Currency
End market sales growth (decline):
Aerospace and defense	17%	18%
Energy	14	14
General engineering	9	11
Transportation	4	7
Earthworks	(1)	—
Regional sales growth:
Asia Pacific	11%	14%
Americas	10	12
Europe, the Middle East and Africa (EMEA)	3	5

GROSS PROFIT
Gross profit for the three months ended September 30, 2018 was $211.1 million, an increase of $29.1 million from $181.9 million in the prior year quarter. The increase was primarily due to organic sales growth, favorable mix and simplification/modernization benefits, partially offset by higher raw material costs, temporary manufacturing inefficiencies in certain locations in part due to strong market demand coupled with modernization efforts in progress and unfavorable foreign currency exchange impact of $3.8 million. The gross profit margin for the three months ended September 30, 2018 was 36.0 percent, as compared to 33.5 percent in the prior year quarter.

OPERATING EXPENSE
Operating expense for the three months ended September 30, 2018 was $123.3 million compared to $120.6 million for the three months ended September 30, 2017. The increase was primarily due to higher employment expenses, partially offset by incremental restructuring simplification benefits of approximately $2 million and favorable currency exchange impact of $1.5 million.

RESTRUCTURING AND RELATED CHARGES AND ASSET IMPAIRMENT CHARGES
In the June quarter of fiscal 2018, we implemented and substantially completed restructuring actions to simplify the Industrial segment's cost structure by directing resources to more profitable business and increasing sales force productivity. We supplemented this with the rationalization of a small manufacturing facility in the Infrastructure segment which we expect to complete in fiscal 2019. These actions are currently anticipated to deliver annual ongoing pre-tax savings of approximately $10 million and are anticipated to be mostly cash expenditures. Total restructuring and related charges since inception of $11.8 million have been recorded for this program through September 30, 2018.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We recorded restructuring and related charges of $1.1 million and $6.9 million for the three months ended September 30, 2018 and 2017, respectively. Of the 2017 amount, restructuring charges totaled $5.5 million. Restructuring-related charges of $1.3 million and $0.1 million were recorded in cost of goods sold and operating expense, respectively, for the three months ended September 30, 2017.

INTEREST EXPENSE
Interest expense for the three months ended September 30, 2018 increased to $8.1 million compared to $7.1 million for the three months ended September 30, 2017 primarily due to the incremental interest expense associated with the $300.0 million of 4.625 percent Senior Unsecured Notes due 2028 issued in June 2018. On July 9, 2018, the Company completed the early redemption of its previously outstanding $400.0 million of 2.650 percent Senior Unsecured Notes due 2019.

OTHER INCOME, NET
Other income for the three months ended September 30, 2018 decreased to $2.8 million compared to $4.2 million for the three months ended September 30, 2017 primarily due to lower pension income in the current quarter and lower foreign currency transaction gains.

INCOME TAXES
The effective income tax rates for the three months ended September 30, 2018 and 2017 were 24.9 percent and 19.5 percent, respectively. The change is primarily due to (1) U.S. income in the prior year quarter not being tax-effected and current quarter U.S. income being tax-effected now that a valuation allowance is no longer recorded on U.S. deferred tax assets; (2) the reduction in the U.S. federal statutory tax rate, partially offset by the tax on global intangible low-taxed income (GILTI) associated with tax reform effective in fiscal 2019; and (3) an incremental charge in the current quarter to estimate the one-time tax that is imposed on our unremitted foreign earnings (toll tax).
See Note 13 in our condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

BUSINESS SEGMENT REVIEW

We operate three reportable segments consisting of Industrial, Widia and Infrastructure. Expenses that are not allocated are reported in Corporate. Segment determination is based upon the manner in which we organize segments for making operating decisions and assessing performance and the availability of separate financial results.
Our sales and operating income (loss) by segment are as follows:

	Three Months Ended September 30,
(in thousands)	2018	2017
Sales:
Industrial	$320,559	$297,464
Widia	48,672	45,243
Infrastructure	217,456	199,747
Total sales	$586,687	$542,454
Operating income (loss):
Industrial	$58,542	$32,039
Widia	2,093	(320)
Infrastructure	23,860	20,390
Corporate	(1,343)	62
Total operating income	83,152	52,171
Interest expense	8,097	7,149
Other income, net	(2,761)	(4,218)
Income from continuing operations before income taxes	$77,816	$49,240

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INDUSTRIAL

	Three Months Ended September 30,
(in thousands, except operating margin)	2018	2017
Sales	$320,559	$297,464
Operating income	58,542	32,039
Operating margin	18.3%	10.8%

Three Months Ended September 30, 2018
(in percentages)
Organic sales growth	10%
Foreign currency exchange impact(1)	(2)
Sales growth	8%

	Three Months Ended September 30, 2018
(in percentages)	As Reported	Constant Currency
Regional sales growth:
Americas	10%	13%
Asia Pacific	10	12
EMEA	4	7
End market sales growth:
Aerospace and defense	17%	18%
General engineering	9	10
Transportation	4	7
Energy	4	5
For the three months ended September 30, 2018, Industrial sales increased 8 percent from the prior year quarter. Sales in aerospace benefited from higher demand for engines and frames globally. General engineering sales experienced growth from strength in the indirect channel and a more robust light and general engineering sector. Sales to transportation suppliers increased globally in the period. Energy growth was driven primarily by oil and gas drilling in the Americas. Sales increased broadly in the Americas across all end markets, most notably in general engineering and aerospace and defense. The sales increase in Asia Pacific was primarily driven by the performance in the transportation and general engineering end markets. The sales increase in EMEA was primarily driven by the performance in the general engineering, transportation and aerospace and defense end markets.
For the three months ended September 30, 2018, Industrial operating income increased by $26.5 million, driven primarily by organic sales growth, favorable mix, $3.8 million less restructuring and related charges in the current quarter and incremental modernization and simplification restructuring benefits of approximately $2 million, partially offset by temporary manufacturing inefficiencies in certain locations in part due to strong market demand coupled with modernization efforts in progress, in addition to higher raw material costs.

WIDIA

	Three Months Ended September 30,
(in thousands)	2018	2017
Sales	$48,672	$45,243
Operating income (loss)	2,093	(320)
Operating margin	4.3%	(0.7)%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended September 30, 2018
(in percentages)
Organic sales growth	11%
Foreign currency exchange impact(1)	(3)
Sales growth	8%

	Three Months Ended September 30, 2018
(in percentages)	As Reported	Constant Currency
Regional sales growth:
Asia Pacific	19%	24%
EMEA	7	11
Americas	1	2
For the three months ended September 30, 2018, Widia sales increased 8 percent from the prior year quarter. Strong sales in Asia Pacific were mainly driven by accelerating results in India, followed by EMEA growth due primarily to increases in Western Europe. In the Americas we continued to make steady progress in establishing an effective distribution network and have exited portions of our portfolio in order to improve profitability.
For the three months ended September 30, 2018, Widia operating income was $2.1 million compared to an operating loss of $0.3 million in the prior year quarter. The year-over-year change of $2.4 million was driven primarily by organic sales growth and $0.8 million less restructuring and related charges in the current quarter.

INFRASTRUCTURE

	Three Months Ended September 30,
(in thousands)	2018	2017
Sales	$217,456	$199,747
Operating income	23,860	20,390
Operating margin	11.0%	10.2%

Three Months Ended September 30, 2018
(in percentages)
Organic sales growth	10%
Foreign currency exchange impact(1)	(1)
Sales growth	9%

	Three Months Ended September 30, 2018
(in percentages)	As Reported	Constant Currency
Regional sales growth (decline):
Americas	12%	12%
Asia Pacific	11	13
EMEA	(3)	(2)
End market sales growth (decline):
Energy	18%	18%
General engineering	12	13
Earthworks	(1)	—

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended September 30, 2018, Infrastructure sales increased by 9 percent from the prior year quarter. Favorability in the energy end market was driven by increases oil and gas activity in the U.S. and in process industries, the former of which was driven by an increase in rig activity year-over-year. Strong growth in general engineering was driven primarily by more robust activity in the general economy overall, particularly in the Americas. Earthworks end market was flat year-over-year due to softness in mining in the Americas and EMEA, offset by growth in Asia Pacific. The sales increase in Asia Pacific was driven primarily by the performance in the earthworks end market, while growth in the Americas was mostly due to the energy and general engineering end markets. The sales decrease in EMEA was due mostly to earthworks.
For the three months ended September 30, 2018, Infrastructure operating income increased by $3.5 million driven primarily by organic sales growth, favorable mix and $1.2 million less restructuring and related charges in the current quarter, partially offset by higher raw material costs.

CORPORATE

	Three Months Ended September 30,
(in thousands)	2018	2017
Corporate (expense) income	$(1,343)	$62
The year-over-year change of $1.4 million was primarily driven by higher employment expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations is the primary source of funding for capital expenditures. For the three months ended September 30, 2018, cash flow provided by operating activities was $9.2 million, primarily due to the net inflow from net income with adjustments for non-cash items, partially offset by a net outflow from changes in other assets and liabilities.
Our five-year, multi-currency, revolving credit facility, as amended and restated in June 2018 (Credit Agreement), is used to augment cash from operations and is an additional source of funds. The Credit Agreement provides for revolving credit loans of up to $700.0 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement allows for borrowings in U.S. dollars, euros, Canadian dollars, pounds sterling and Japanese yen. Interest payable under the Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The Credit Agreement matures in June 2023.
The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the Credit Agreement). We were in compliance with all such covenants as of September 30, 2018. For the three months ended September 30, 2018, average daily borrowings outstanding under the Credit Agreement were approximately $10.0 million. We had no borrowings outstanding under the Credit Agreement as of September 30, 2018 and and June 30, 2018. Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries.
We consider substantially all of the unremitted earnings of our non-U.S. subsidiaries to be permanently reinvested. As a result of Tax Cuts and Jobs Act of 2017 (TCJA), we are in the process of re-evaluating our permanent reinvestment assertion in certain jurisdictions. The unremitted earnings and profits of our non-U.S. subsidiaries and affiliates have been subject to U.S. federal income tax, but may remain subject to foreign currency adjustments and state and foreign taxes if repatriated. In accordance with SAB 118, we expect to complete our evaluation by December 22, 2018.
During the three months ended September 30, 2018, we revised our estimate of the toll tax charge primarily related to regulations issued by the U.S. Treasury and the Internal Revenue Service during the quarter. The adjustment resulted in an additional $1.0 million charge, increasing the total toll tax charge to $81.9 million as of September 30, 2018. We estimate a cash payment of $4.5 million associated with the toll charge, which will be paid over a period of eight years. The toll tax charge, in addition to the revaluation of U.S. net deferred taxes, is preliminary and subject to finalization of our 2018 U.S. federal income tax return, applying any additional regulatory guidance issued after September 30, 2018 and changes in the interpretations and assumptions of existing guidance.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At September 30, 2018, cash and cash equivalents were $102.1 million, Total Kennametal Shareholders' equity was $1,227.6 million and total debt was $592.1 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.
Beyond the completion of the early redemption on July 9, 2018 of our previously outstanding $400.0 million of 2.650 percent Senior Unsecured Notes due 2019, there have been no material changes in our contractual obligations and commitments since June 30, 2018.
Cash Flow Provided by (Used for) Operating Activities
During the three months ended September 30, 2018, cash flow provided by operating activities was $9.2 million, compared to cash flow used for operating activities of $39.7 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $94.5 million and changes in certain assets and liabilities netting to an outflow of $85.3 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $52.7 million, an increase in inventories of $48.6 million due in part to increasing demand and raw material price increases and a decrease in accrued pension and postretirement benefits of $4.3 million. Partially offsetting these cash outflows was an increase in accrued income taxes of $9.5 million and a decrease in accounts receivable of $9.0 million.
During the three months ended September 30, 2017, cash flow used for operating activities consisted of changes in certain assets and liabilities netting to an outflow of $117.4 million and net income and non-cash items amounting to an inflow of $77.7 million. Contributing to the changes in certain assets and liabilities were a decrease of accounts payable and accrued liabilities of $82.5 million, an increase in inventories of $19.7 million due in part to increasing volumes and a decrease in accrued pension and postretirement benefits of $8.1 million.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $42.4 million for the three months ended September 30, 2018, compared to $21.9 million for the prior year period. During the current year period, cash flow used for investing activities included capital expenditures, net of $42.4 million, which consisted primarily of equipment upgrades and modernization initiatives.
For the three months ended September 30, 2017, cash flow used for investing activities included capital expenditures, net of $21.9 million, which consisted primarily of equipment upgrades.
Cash Flow Used for Financing Activities
Cash flow used for financing activities was $418.9 million for the three months ended September 30, 2018 compared to $20.2 million in the prior year period. During the current year period, cash flow used for financing activities included $400 million of term debt repayments from the early extinguishment of our 2.650 percent Senior Unsecured Notes, $16.4 million of cash dividends paid to Shareholders and $2.4 million of dividend reinvestment and the effect of employee benefit and stock plans.
For the three months ended September 30, 2017, cash flow used for financing activities included $16.2 million of cash dividends paid to Shareholders and $4.0 million of dividend reinvestment and the effect of employee benefit and stock plans.

FINANCIAL CONDITION

Working capital was $682.3 million at September 30, 2018, an increase of $22.7 million from $659.6 million at June 30, 2018. The increase in working capital was primarily driven by a decrease in current maturities of long-term debt and capital leases of $399.3 million due to the early redemption of our $400 million of 2.650 percent Senior Unsecured Notes, an increase in inventories of $43.8 million due primarily to increasing demand and raw material price increases, a decrease in accrued expenses of $30.9 million primarily due to payroll timing and lower accrued vacation pay and a decrease in other current liabilities of $27.4 million primarily due to bonus and restructuring payments. Partially offsetting these items was a decrease in cash and cash equivalents of $454.1 million, a decrease in accounts receivable of $14.6 million and an increase in accrued income taxes of $11.4 million due primarily to increased taxable income in taxpaying jurisdictions. Currency exchange rate effects decreased working capital by a total of $10.8 million, the impact of which is included in the aforementioned changes.
Property, plant and equipment, net increased $10.1 million from $824.2 million at June 30, 2018 to $834.4 million at September 30, 2018, primarily due to capital additions of $40.1 million, partially offset by depreciation expense of $24.0 million, a negative currency exchange impact of $5.6 million and disposals of $0.8 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At September 30, 2018, other assets were $556.4 million, an increase of $1.0 million from $555.4 million at June 30, 2018. The primary driver for the increase was an increase in other assets of $6.3 million primarily due to an increase in pension plan assets. This increase was partially offset by a $4.0 million decrease in other intangible assets, which was due to amortization expense of $3.6 million and unfavorable currency exchange effects of $0.4. million, and a decrease in goodwill of $1.0 million due to unfavorable currency exchange effects.
Kennametal Shareholders' equity was $1,227.6 million at September 30, 2018, an increase of $33.3 million from $1,194.3 million at June 30, 2018. The increase was primarily due to net income attributable to Kennametal of $56.7 million and capital stock issued under employee benefit and stock plans of $6.0 million, partially offset by cash dividends paid to Shareholders of $16.4 million and unfavorable currency exchange of $15.0 million.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES
Effective July 1, 2018 with the adoption of Financial Accounting Standards Board (FASB) guidance on revenue from contracts with customers, our critical accounting policy for revenue recognition has been modified. See Note 3 to our condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our revenue accounting policy.
There have been no other changes to our critical accounting policies since June 30, 2018.

NEW ACCOUNTING STANDARDS

See Note 2 to our condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of new accounting standards.

RECONCILIATION OF FINANCIAL MEASURES NOT DEFINED BY U.S. GAAP
In accordance with the SEC's Regulation G, below are the definitions of the non-GAAP financial measures we use in this report and the reconciliation of these measures to the most closely related GAAP financial measure. We believe that these measures provide useful perspective on underlying business trends and results and provide a supplemental measure of year-over-year results. The non-GAAP financial measures described below are used by management in making operating decisions, allocating financial resources and for business strategy purposes. These measures may be useful to investors as they provide supplemental information about business performance and provide investors a view of our business results through the eyes of management. These non-GAAP financial measures are not intended to be considered by the user in place of the related GAAP financial measure, but rather as supplemental information to our business results. These non-GAAP financial measures may not be the same as similar measures used by other companies due to possible differences in method and in the items or events being adjusted.
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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reconciliations of organic sales growth to sales growth are as follows:

Three Months Ended September 30, 2018	Industrial	Widia	Infrastructure	Total
Organic sales growth	10%	11%	10%	10%
Foreign currency exchange impact(1)	(2)	(3)	(1)	(2)
Sales growth	8%	8%	9%	8%
Reconciliations of constant currency end market sales growth to end market sales growth (decline)(2), are as follows:

Industrial
Three Months Ended September 30, 2018	General engineering	Transportation	Aerospace and defense	Energy
Constant currency end market sales growth	10%	7%	18%	5%
Foreign currency exchange impact(1)	(1)	(3)	(1)	(1)
End market sales growth(2)	9%	4%	17%	4%

Infrastructure
Three Months Ended September 30, 2018	Energy	Earthworks	General engineering
Constant currency end market sales growth	18%	—%	13%
Foreign currency exchange impact(1)	—	(1)	(1)
End market sales growth (decline)(2)	18%	(1)%	12%

Total
Three Months Ended September 30, 2018	General engineering	Transportation	Aerospace and defense	Energy	Earthworks
Constant currency end market sales growth	11%	7%	18%	14%	—%
Foreign currency exchange impact(1)	(2)	(3)	(1)	—	(1)
End market sales growth (decline)(2)	9%	4%	17%	14%	(1)%
Reconciliations of constant currency regional sales growth (decline) to reported regional sales growth (decline)(3), are as follows:

Industrial	Three Months Ended September 30, 2018
	Americas	EMEA	Asia Pacific
Constant currency regional sales growth	13%	7%	12%
Foreign currency exchange impact(1)	(3)	(3)	(2)
Regional sales growth(3)	10%	4%	10%

Widia	Three Months Ended September 30, 2018
	Americas	EMEA	Asia Pacific
Constant currency regional sales growth	2%	11%	24%
Foreign currency exchange impact(1)	(1)	(4)	(5)
Regional sales growth(3)	1%	7%	19%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Infrastructure	Three Months Ended September 30, 2018
	Americas	EMEA	Asia Pacific
Constant currency regional sales growth (decline)	12%	(2)%	13%
Foreign currency exchange impact(1)	—	(1)	(2)
Regional sales growth (decline)(3)	12%	(3)%	11%

Total	Three Months Ended September 30, 2018
	Americas	EMEA	Asia Pacific
Constant currency regional sales growth	12%	5%	14%
Foreign currency exchange impact(1)	(2)	(2)	(3)
Regional sales growth(3)	10%	3%	11%
(1) Foreign currency exchange impact is calculated by dividing the difference between current period sales at prior period foreign exchange rates and prior period sales by prior period sales.
(2) Aggregate sales for all end markets sum to the sales amount presented on Kennametal's financial statements.
(3) Aggregate sales for all regions sum to the sales amount presented on Kennametal's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk exposures since June 30, 2018.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at September 30, 2018 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2018	—	$—	—	10,100,100
August 1 through August 31, 2018	121,957	37.88	—	10,100,100
September 1 through September 30, 2018	—	—	—	10,100,100
Total	121,957	$37.88	—

(1)
During the current period, 1,305 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 120,652 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.

(2)	On July 25, 2013, the Company publicly announced an amended repurchase program for up to 17 million shares of its outstanding capital stock outside of the Company's dividend reinvestment program.

UNREGISTERED SALES OF EQUITY SECURITIES
None.

ITEM 6. EXHIBITS

(10)	Material Contracts
(10.1)	Separation Agreement for Jan Kees van Gaalen	Exhibit 10.1 to the Form 8-K filed September 13, 2018 (File No. 001-05318) is incorporated herein by reference.
(10.2)	Form of Officer’s Employment Agreement with President and CEO Christopher Rossi	Filed herewith.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31.1)	Certification executed by Christopher Rossi, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.
(31.2)	Certification executed by Damon J. Audia, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.
(32)	Section 1350 Certifications
(32.1)
Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Christopher Rossi, President and Chief Executive Officer of Kennametal Inc., and Damon J. Audia, Vice President and Chief Financial Officer of Kennametal Inc.
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

KENNAMETAL INC.

Date:	November 6, 2018	By:	/s/ Patrick S. Watson
Patrick S. Watson Vice President Finance and Corporate Controller