Form 10-Q
period 2018-12-31
KENNAMETAL INC
filed 2019-02-05
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at January 31, 2019
Capital Stock, par value $1.25 per share	82,233,615

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2018

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share amounts)	2018	2017	2018	2017
Sales (Note 3)	$587,394	$571,345	$1,174,080	$1,113,799
Cost of goods sold	388,796	381,844	764,389	742,348
Gross profit	198,598	189,501	409,691	371,451
Operating expense	114,635	122,138	237,920	242,731
Restructuring and asset impairment charges (Note 7)	1,545	45	2,620	5,570
Amortization of intangibles	3,560	3,677	7,141	7,338
Operating income	78,858	63,641	162,010	115,812
Interest expense	8,104	7,231	16,201	14,379
Other income, net	(4,022)	(3,220)	(6,782)	(7,437)
Income before income taxes	74,776	59,630	152,591	108,870
Provision for income taxes	18,529	17,472	37,921	27,074
Net income	56,247	42,158	114,670	81,796
Less: Net income attributable to noncontrolling interests	1,549	557	3,274	1,011
Net income attributable to Kennametal	$54,698	$41,601	$111,396	$80,785
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings per share	$0.66	$0.51	$1.35	$0.99
Diluted earnings per share	$0.66	$0.50	$1.34	$0.98
Dividends per share	$0.20	$0.20	$0.40	$0.40
Basic weighted average shares outstanding	82,331	81,477	82,218	81,274
Diluted weighted average shares outstanding	83,310	82,778	83,233	82,446

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2018	2017	2018	2017
Net income	$56,247	$42,158	$114,670	$81,796
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges	170	(286)	(91)	(905)
Reclassification of unrealized loss on derivatives designated and qualified as cash flow hedges	262	1,007	857	1,403
Unrecognized net pension and other postretirement benefit gain (loss)	871	(625)	1,194	(2,590)
Reclassification of net pension and other postretirement benefit loss	1,298	1,569	2,606	3,348
Foreign currency translation adjustments	(3,400)	13,924	(19,605)	33,793
Total other comprehensive (loss) income, net of tax	(799)	15,589	(15,039)	35,049
Total comprehensive income	55,448	57,747	99,631	116,845
Less: comprehensive income attributable to noncontrolling interests	2,049	1,445	2,542	2,184
Comprehensive income attributable to Kennametal Shareholders	$53,399	$56,302	$97,089	$114,661
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	December 31, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$96,276	$556,153
Accounts receivable, less allowance for doubtful accounts of $10,951 and $11,807, respectively	380,683	401,290
Inventories (Note 10)	578,566	525,466
Other current assets	63,509	63,257
Total current assets	1,119,034	1,546,166
Property, plant and equipment:
Land and buildings	349,857	351,953
Machinery and equipment	1,753,544	1,702,243
Less accumulated depreciation	(1,248,298)	(1,229,983)
Property, plant and equipment, net	855,103	824,213
Other assets:
Goodwill (Note 17)	300,003	301,802
Other intangible assets, less accumulated amortization of $151,364 and $145,334, respectively (Note 17)	168,486	176,468
Deferred income taxes	16,052	17,015
Other	72,430	60,073
Total other assets	556,971	555,358
Total assets	$2,531,108	$2,925,737
LIABILITIES
Current liabilities:
Current maturities of long-term debt (Note 11)	$—	$399,266
Notes payable to banks	3,371	934
Accounts payable	198,350	221,903
Accrued income taxes	28,621	18,603
Accrued expenses	57,780	95,239
Other current liabilities	123,931	150,586
Total current liabilities	412,053	886,531
Long-term debt, less current maturities (Note 11)	591,688	591,505
Deferred income taxes	28,563	26,991
Accrued pension and postretirement benefits	157,818	159,522
Accrued income taxes	8,374	6,249
Other liabilities	24,328	24,612
Total liabilities	1,222,824	1,695,410
Commitments and contingencies
EQUITY (Note 15)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 82,160 and 81,646 shares issued, respectively	102,700	102,058
Additional paid-in capital	522,413	511,909
Retained earnings	979,259	900,683
Accumulated other comprehensive loss	(334,632)	(320,325)
Total Kennametal Shareholders’ Equity	1,269,740	1,194,325
Noncontrolling interests	38,544	36,002
Total equity	1,308,284	1,230,327
Total liabilities and equity	$2,531,108	$2,925,737
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Six Months Ended December 31,
(in thousands)	2018	2017
OPERATING ACTIVITIES
Net income	$114,670	$81,796
Adjustments for non-cash items:
Depreciation	47,807	46,061
Amortization	7,141	7,338
Stock-based compensation expense	13,435	11,995
Restructuring and asset impairment charges (Note 7)	(257)	3,172
Deferred income tax provision	1,512	7,241
Other	2,109	3,474
Changes in certain assets and liabilities:
Accounts receivable	14,026	(3,290)
Inventories	(59,190)	(9,080)
Accounts payable and accrued liabilities (Note 4)	(82,828)	(92,320)
Accrued income taxes	7,995	3,966
Accrued pension and postretirement benefits	(9,760)	(13,824)
Other	4,841	(5,455)
Net cash flow provided by operating activities	61,501	41,074
INVESTING ACTIVITIES
Purchases of property, plant and equipment (Note 4)	(88,076)	(59,523)
Disposals of property, plant and equipment	2,490	846
Other	89	244
Net cash flow used for investing activities	(85,497)	(58,433)
FINANCING ACTIVITIES
Net increase in notes payable	2,473	643
Net decrease in short-term revolving and other lines of credit	(174)	—
Term debt repayments	(400,000)	(141)
Purchase of capital stock	(107)	(109)
The effect of employee benefit and stock plans and dividend reinvestment	(2,182)	15,020
Cash dividends paid to Shareholders	(32,820)	(32,456)
Other	151	(271)
Net cash flow used for financing activities	(432,659)	(17,314)
Effect of exchange rate changes on cash and cash equivalents	(3,222)	3,984
CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(459,877)	(30,689)
Cash and cash equivalents, beginning of period	556,153	190,629
Cash and cash equivalents, end of period	$96,276	$159,940
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION

The condensed consolidated financial statements, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with our 2018 Annual Report on Form 10-K. The condensed consolidated balance sheet as of June 30, 2018 was derived from the audited balance sheet included in our 2018 Annual Report on Form 10-K. These interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the six months ended December 31, 2018 and 2017 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2019 is to the fiscal year ending June 30, 2019. When used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

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
Issued
In February 2016, the FASB issued ASU No. 2016-02, "Leases: Topic 842," which replaces the existing guidance in ASC 840, Leases. The standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for substantially all leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This standard is effective for Kennametal beginning July 1, 2019. Currently, we are inventorying our leasing arrangements and gathering lease data in order to determine the impact this ASU will have on our consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	REVENUE RECOGNITION
Revenue Accounting Description and Policy
The Company's contracts with customers are comprised of purchase orders, and for larger customers, may also include long-term agreements. We account for a contract when it has approval and commitment from both parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable. These contracts with customers typically relate to the manufacturing of products, which represent single performance obligations that are satisfied when control of the product passes to the customer. The Company considers the timing of right to payment, transfer of risk and rewards, transfer of title, transfer of physical possession and customer acceptance when determining when control transfers to the customer. As a result, revenue is generally recognized at a point in time - either upon shipment or delivery - based on the specific shipping terms in the contract. The shipping terms vary across all businesses and depend on the product, customary local commercial terms and the type of transportation. Shipping and handling activities are accounted for as activities to fulfill a promise to transfer a product to a customer and as such, costs incurred are recorded when the related revenue is recognized. Payment for products is due within a limited time period after shipment or delivery, typically within 30 to 90 calendar days of the respective invoice dates. The Company does not generally offer extended payment terms.
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
Contract Balances
The Company records a contract asset when it has a right to payment from a customer that is conditioned on events that have occurred other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material remaining performance obligations, contract assets or liabilities as of December 31, 2018 and June 30, 2018.
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

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	Six Months Ended December 31,
(in thousands)	2018	2017
Cash paid during the period for:
Income taxes	$28,414	$15,866
Interest	16,745	13,714
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	(100)	14,200

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the current quarter, the Company revised its condensed consolidated statement of cash flow for the six months ended December 31, 2017 to correctly present the changes in accounts payable and accrued liabilities and in purchases of property, plant and equipment, resulting in a decrease of $25.7 million to previously reported net cash flow provided by operating activities and a corresponding decrease to previously reported net cash flow used for investing activities. Revisions of $22.7 million will be made in future filings to the condensed consolidated statements of cash flow for the nine months ended March 31, 2018 with similar effects on the condensed consolidated statements of cash flow. The supplemental disclosure of non-cash information for changes in accounts payable related to purchases of property, plant and equipment for the six months ended December 31, 2017 was also revised accordingly, at an increase of $14.2 million. The amount of that disclosure will be revised in future filings for the nine months ended March 31, 2018 to depict an increase of $11.2 million. The Company has evaluated the correction and determined it was not material to the previously issued interim financial statements. The correction had no effect on the previously issued annual financial statements.

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
Level 3: Inputs that are unobservable.
As of December 31, 2018, the fair values of the Company’s financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$513	$—	$513
Total assets at fair value	$—	$513	$—	$513

Liabilities:
Derivatives (1)	$—	$49	$—	$49
Total liabilities at fair value	$—	$49	$—	$49

As of June 30, 2018, the fair values of the Company’s financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$1,665	$—	$1,665
Total assets at fair value	$—	$1,665	$—	$1,665

Liabilities:
Derivatives (1)	$—	$207	$—	$207
Total liabilities at fair value	$—	$207	$—	$207
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
The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheet are as follows:

(in thousands)	December 31, 2018	June 30, 2018
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$513	$799
Other current liabilities - range forward contracts	—	(5)
Other assets - range forward contracts	—	27
Total derivatives designated as hedging instruments	513	821
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	—	839
Other current liabilities - currency forward contracts	(49)	(202)
Total derivatives not designated as hedging instruments	(49)	637
Total derivatives	$464	$1,458
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

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2018	2017	2018	2017
Other income, net - currency forward contracts	$(2)	$(92)	$76	$(208)

CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts are recorded in accumulated other comprehensive loss and are recognized as a component of other income, net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at December 31, 2018 and June 30, 2018, was $43.5 million and $62.9 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at December 31, 2018, we expect to recognize into earnings $0.3 million of income on outstanding derivatives in the next 12 months.
The following represents gains and losses related to cash flow hedges:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2018	2017	2018	2017
Gaines (losses) recognized in other comprehensive (loss) income, net	$170	$(287)	$(91)	$(906)
Losses reclassified from accumulated other comprehensive loss into other income, net	$565	$870	$1,097	$1,262

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the six months ended December 31, 2018 and 2017.
NET INVESTMENT HEDGES
As of December 31, 2018, we had certain foreign currency-denominated intercompany loans payable with total aggregate principal amounts of €71.0 million as net investment hedges to hedge the foreign exchange exposure of our net investment in Euro-based subsidiaries. We recorded a gain of $0.5 million and a loss of $0.5 million as a component of foreign currency translation adjustments in other comprehensive (loss) income for the three months ended December 31, 2018 and 2017, respectively. We recorded a gain of $0.5 million and a loss of $1.9 million as a component of foreign currency translation adjustments in other comprehensive (loss) income for the six months ended December 31, 2018 and 2017, respectively.
As of December 31, 2018, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

Instrument	Notional (EUR in thousands)(2)	Notional (USD in thousands)(2)	Maturity
Foreign currency-denominated intercompany loan payable	€40,125	$45,927	June 27, 2019
Foreign currency-denominated intercompany loan payable	27,728	31,738	June 26, 2022
Foreign currency-denominated intercompany loan payable	6,509	7,450	November 20, 2021
Foreign currency-denominated intercompany loan payable	2,024	2,316	October 11, 2019
(2) Includes principal and accrued interest.

7.	RESTRUCTURING AND RELATED CHARGES
In the June quarter of fiscal 2018, we implemented and substantially completed restructuring actions to simplify the Industrial segment's cost structure by directing resources to more profitable business and increasing sales force productivity. We supplemented this with the rationalization of small manufacturing facilities in the Infrastructure and Industrial segments, which we expect to complete in fiscal 2019. Total restructuring and related charges since inception of $13.9 million have been recorded for this program through December 31, 2018.
We recorded restructuring and related charges of $2.1 million and $1.5 million for the three months ended December 31, 2018 and 2017, respectively. Of these amounts, restructuring charges totaled $1.5 million for the three months ended December 31, 2018 and were less than $0.1 million for the three months ended December 31, 2017. Restructuring-related charges of $0.6 million and $1.3 million were recorded in cost of goods sold for the three months ended December 31, 2018 and 2017, respectively. For the three months ended December 31, 2017, restructuring-related charges of $0.2 million were recorded in operating expense.
We recorded restructuring and related charges of $3.1 million and $8.4 million for the six months ended December 31, 2018 and 2017, respectively. Of these amounts, restructuring charges totaled $2.6 million and $5.6 million, respectively. Restructuring-related charges of $0.5 million and $2.5 million were recorded in cost of goods sold for the six months ended December 31, 2018 and 2017, respectively. For the six months ended December 31, 2017, restructuring-related charges of $0.3 million were recorded in operating expense.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2018, the total restructuring accrual is recorded in other current liabilities in our condensed consolidated balance sheet. As of June 30, 2018, $17.5 million and $0.1 million of the restructuring accrual is recorded in other current liabilities and other liabilities, respectively. The amount attributable to each segment is as follows:

(in thousands)	June 30, 2018	Expense	Asset Write-Down	Translation	Cash Expenditures	December 31, 2018
Industrial
Severance	$7,967	$1,552	$—	$(128)	$(3,568)	$5,823
Facilities	—	(9)	9	—	—	—
Other	—	29	—	(1)	10	38
Total Industrial	$7,967	$1,572	$9	$(129)	$(3,558)	$5,861

Widia
Severance	$2,087	$113	$—	$(9)	$(261)	$1,930
Facilities	—	—	—	—	—	—
Other	15	2	—	—	1	18
Total Widia	$2,102	$115	$—	$(9)	$(260)	$1,948

Infrastructure
Severance	$7,558	$1,159	$—	$(96)	$(2,665)	$5,956
Facilities	—	(248)	248	—	—	—
Other	12	22	—	—	7	41
Total Infrastructure	$7,570	$933	$248	$(96)	$(2,658)	$5,997
Total	$17,639	$2,620	$257	$(234)	$(6,476)	$13,806

8.	STOCK-BASED COMPENSATION
Stock Options
Changes in our stock options for the six months ended December 31, 2018 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2018	989,992	$33.08
Exercised	(136,405)	29.18
Lapsed or forfeited	(7,000)	45.24
Options outstanding, December 31, 2018	846,587	$33.61	4.0	$3,018
Options vested and expected to vest, December 31, 2018	846,587	$33.61	4.0	$3,018
Options exercisable, December 31, 2018	841,920	$33.68	4.0	$2,960
Fair value of options vested during the six months ended December 31, 2018 and 2017 was $1.2 million and $1.7 million, respectively. The amount of cash received from the exercise of capital stock options during the six months ended December 31, 2018 and 2017 was $3.9 million and $19.1 million, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2018 and 2017 was $1.8 million and $4.8 million, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Units – Performance Vesting and Time Vesting
Changes in our performance vesting and time vesting restricted stock units for the six months ended December 31, 2018 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2018	409,297	$31.22	1,083,675	$30.47
Granted	161,066	40.10	536,910	38.92
Vested	(36,394)	31.86	(461,851)	31.22
Performance metric adjustments, net	41,196	29.69	—	—
Forfeited	(44,179)	31.04	(26,371)	32.27
Unvested, December 31, 2018	530,986	$33.77	1,132,363	$34.15
During the six months ended December 31, 2018 and 2017, compensation expense related to time vesting and performance vesting restricted stock units was $12.8 million and $11.0 million, respectively. As of December 31, 2018, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $26.7 million and is expected to be recognized over a weighted average period of 2.3 years.

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS
We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to certain U.S. employees.
The table below summarizes the components of net periodic pension income:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2018	2017	2018	2017
Service cost	$407	$406	$818	$810
Interest cost	7,970	7,678	15,960	15,335
Expected return on plan assets	(13,434)	(14,132)	(26,896)	(28,221)
Amortization of transition obligation	23	23	45	46
Amortization of prior service (credit) cost	(5)	(41)	(10)	132
Recognition of actuarial losses	1,679	1,718	3,374	3,428
Net periodic pension income	$(3,360)	$(4,348)	$(6,709)	$(8,470)
The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2018	2017	2018	2017
Interest cost	$153	$157	$307	$314
Amortization of prior service credit	(22)	(6)	(45)	(11)
Recognition of actuarial loss	62	70	124	140
Net periodic other postretirement benefit cost	$193	$221	$386	$443
In accordance with ASU 2017-07, as described in Note 2, the service cost of $0.4 million and $0.8 million for the three and six months ended December 31, 2018 and 2017 was reported as a component of cost of goods sold and operating expense. The other components of net periodic pension income and net periodic other postretirement benefit cost totaling a net benefit of $3.6 million and $7.1 million for the three and six months ended December 31, 2018 were presented as a component of other income, net. For the three and six months ended December 31, 2017, we reclassified a net benefit of $3.0 million and $6.1 million, respectively, from cost of goods sold to other income, net and a net benefit of $1.5 million and $2.8 million, respectively, from operating expense to other income, net.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 39 percent and 40 percent of total inventories at December 31, 2018 and June 30, 2018, respectively. Since inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

(in thousands)	December 31, 2018	June 30, 2018
Finished goods	$306,680	$279,240
Work in process and powder blends	256,271	232,973
Raw materials	99,145	96,859
Inventories at current cost	662,096	609,072
Less: LIFO valuation	(83,530)	(83,606)
Total inventories	$578,566	$525,466

11.	LONG-TERM DEBT
Our five-year, multi-currency, revolving credit facility, as amended and restated in June 2018 (Credit Agreement), provides for revolving credit loans of up to $700 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the Credit Agreement). We were in compliance with all such covenants as of December 31, 2018. We had no borrowings outstanding under the Credit Agreement as of December 31, 2018 and June 30, 2018. Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries. The Credit Agreement matures in June 2023.
Fixed rate debt had a fair market value of $597.5 million and $996.4 million at December 31, 2018 and June 30, 2018, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of December 31, 2018 and June 30, 2018, respectively.
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
We establish and maintain reserves for certain potential environmental issues. At December 31, 2018 and June 30, 2018, the balances of these reserves were $12.5 million and $12.6 million, respectively. These reserves represent anticipated costs associated with the remediation of these issues and are generally not discounted.
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
Tax Cuts and Jobs Act of 2017 (TCJA)
The three primary items from TCJA that effect the Company for fiscal 2019 are the reduction in the statutory tax rate, the one-time tax that is imposed on our unremitted foreign earnings (Toll Tax) and the tax on global intangible low-taxed income (GILTI) which we elected to record as a period cost.
The U.S. federal tax rate reduction was effective as of January 1, 2018. As a June 30 fiscal year-end taxpayer, our fiscal 2018 U.S. federal statutory tax rate was a blended rate of 28.1 percent. Our U.S. federal statutory tax rate is 21.0 percent in fiscal 2019.
During the three months ended December 31, 2018, we finalized our estimate of the Toll Tax charge based upon the U.S. Department of the Treasury regulations and other relevant guidance issued through December 31, 2018. The adjustment to the toll charge during the quarter resulted in an additional net benefit of $3.9 million, decreasing the total Toll Tax charge to $78.0 million. We do not expect to make a cash payment associated with the Toll Tax.
In addition to the direct effects of TCJA, the provisions of TCJA caused the Company to re-evaluate its permanent reinvestment assertion in all jurisdictions, concluding that a portion of the unremitted earnings and profits of certain non-U.S. subsidiaries and affiliates will no longer be permanently reinvested. These changes in assertion required the recognition of a tax charge of $6.1 million primarily for foreign withholding and U.S. state income taxes. The remaining amount of unremitted earnings of non-U.S. subsidiaries continue to be indefinitely reinvested. With regard to the unremitted earnings which remain indefinitely reinvested, we have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
At this time, the Company does not anticipate a material impact to the fiscal 2019 condensed consolidated financial statements from the base erosion anti-abuse tax or a deduction for foreign-derived intangible income.
In accordance with the SEC Staff Accounting Bulletin 118, we have finalized our accounting for the impacts of the TCJA provisions enacted in fiscal 2018, including the remeasurement of deferred tax assets and liabilities at the reduced U.S. federal rate of 21.0 percent.
Effective Tax Rates
The effective income tax rates for the three months ended December 31, 2018 and 2017 were 24.8 percent and 29.3 percent, respectively. The current year rate reflects the lower U.S. federal statutory tax rate, the $6.1 million charge related to changes in the indefinite reinvestment assertion on certain foreign subsidiaries' undistributed earnings which are no longer considered permanently reinvested, GILTI and the $3.9 million benefit recorded to reflect the finalization of the amount of the Toll Tax. The prior year rate includes the tax effects associated with the release of a valuation allowance that was previously recorded against our net deferred tax assets in the U.S. and a charge related to an out of period adjustment.
The effective income tax rates for the six months ended December 31, 2018 and 2017 were 24.9 percent. The current year rate reflects the lower U.S. federal statutory tax rate, the $6.1 million charge related to changes in the indefinite reinvestment assertion on certain foreign subsidiaries' undistributed earnings which are no longer considered permanently reinvested, GILTI and the $3.9 million benefit recorded to reflect the finalization of the amount of the Toll Tax. The prior year rate includes a benefit from the release of a valuation allowance that was previously recorded against our net deferred tax assets in the U.S. and a charge related to an out of period adjustment.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide the computation of diluted shares outstanding for the three and six months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2018	2017	2018	2017
Weighted-average shares outstanding during period	82,331	81,477	82,218	81,274
Add: Unexercised capital stock options, unvested performance awards and unvested restricted stock units	979	1,301	1,015	1,172
Number of shares on which diluted earnings per share is calculated	83,310	82,778	83,233	82,446
Unexercised capital stock options, performance awards and restricted stock units not included in the computation because the option exercise price was greater than the average market price	469	219	400	483

15.	EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests as of December 31, 2018 and 2017 is as follows:

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2018	$102,058	$511,909	$900,683	$(320,325)	$36,002	$1,230,327
Net income	—	—	111,396	—	3,274	114,670
Other comprehensive loss	—	—	—	(14,307)	(732)	(15,039)
Dividend reinvestment	3	104	—	—	—	107
Capital stock issued under employee benefit and stock plans(3)	642	10,504	—	—	—	11,146
Purchase of capital stock	(3)	(104)	—	—	—	(107)
Cash dividends	—	—	(32,820)	—	—	(32,820)
Balance as of December 31, 2018	$102,700	$522,413	$979,259	$(334,632)	$38,544	$1,308,284

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2017	$100,832	$474,547	$765,607	$(323,692)	$35,359	$1,052,653
Net income	—	—	80,785	—	1,011	81,796
Other comprehensive income	—	—	—	33,876	1,173	35,049
Dividend reinvestment	3	106	—	—	—	109
Capital stock issued under employee benefit and stock plans(3)	1,065	25,841	—	—	—	26,906
Purchase of capital stock	(3)	(106)	—	—	—	(109)
Cash dividends	—	—	(32,456)	—	—	(32,456)
Balance as of December 31, 2017	$101,897	$500,388	$813,936	$(289,816)	$37,543	$1,163,948
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
The components of, and changes in, accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the six months ended December 31, 2018:

(in thousands)	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2018	$(187,755)	$(127,347)	$(5,223)	$(320,325)
Other comprehensive income (loss) before reclassifications	1,194	(18,873)	(91)	(17,770)
Amounts reclassified from AOCL	2,606	—	857	3,463
Net current period other comprehensive income (loss)	3,800	(18,873)	766	(14,307)
AOCL, December 31, 2018	$(183,955)	$(146,220)	$(4,457)	$(334,632)

Attributable to noncontrolling interests:
Balance, June 30, 2018	$—	$(2,913)	$—	$(2,913)
Other comprehensive loss before reclassifications	—	(732)	—	(732)
Net current period other comprehensive loss	—	(732)	—	(732)
AOCL, December 31, 2018	$—	$(3,645)	$—	$(3,645)

The components of, and changes in, AOCL were as follows, net of tax, for the six months ended December 31, 2017:

(in thousands)	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2017	$(189,038)	$(126,606)	$(8,048)	$(323,692)
Other comprehensive (loss) income before reclassifications	(2,590)	32,620	(905)	29,125
Amounts reclassified from AOCL	3,348	—	1,403	4,751
Net current period other comprehensive income	758	32,620	498	33,876
AOCL, December 31, 2017	$(188,280)	$(93,986)	$(7,550)	$(289,816)

Attributable to noncontrolling interests:
Balance, June 30, 2017	$—	$(2,164)	$—	$(2,164)
Other comprehensive income before reclassifications	—	1,173	—	1,173
Net current period other comprehensive income	—	1,173	—	1,173
AOCL, December 31, 2017	$—	$(991)	$—	$(991)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications out of AOCL for the three and six months ended December 31, 2018 and 2017 consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2018	2017	2018	2017	Affected line item in the Income Statement
Gains and losses on cash flow hedges:
Forward starting interest rate swaps	$588	$566	$1,176	$1,132	Interest expense
Currency exchange contracts	(241)	768	(41)	726	Other income, net
Total before tax	347	1,334	1,135	1,858
Tax impact	(85)	(327)	(278)	(455)	Provision for income taxes
Net of tax	$262	$1,007	$857	$1,403

Postretirement benefit plans:
Amortization of transition obligations	$23	$23	$45	$46	Other income, net
Amortization of prior service (credit) cost	(27)	(47)	(55)	121	Other income, net
Recognition of actuarial losses	1,741	1,788	3,498	3,568	Other income, net
Total before tax	1,737	1,764	3,488	3,735
Tax impact	(439)	(195)	(882)	(387)	Provision for income taxes
Net of tax	$1,298	$1,569	$2,606	$3,348

The amount of income tax allocated to each component of other comprehensive (loss) income for the three months ended December 31, 2018 and 2017 were as follows:

		2018			2017
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges	$225	$(55)	$170	$(379)	$93	$(286)
Reclassification of unrealized loss on derivatives designated and qualified as cash flow hedges	347	(85)	262	1,334	(327)	1,007
Unrecognized net pension and other postretirement benefit gain (loss)	1,134	(263)	871	(834)	209	(625)
Reclassification of net pension and other postretirement benefit loss	1,737	(439)	1,298	1,764	(195)	1,569
Foreign currency translation adjustments	(3,407)	7	(3,400)	13,996	(72)	13,924
Other comprehensive (loss) income	$36	$(835)	$(799)	$15,881	$(292)	$15,589

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amount of income tax allocated to each component of other comprehensive (loss) income for the six months ended December 31, 2018 and 2017 were as follows:

		2018			2017
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized loss on derivatives designated and qualified as cash flow hedges	$(121)	$30	$(91)	$(1,199)	$294	$(905)
Reclassification of unrealized loss on derivatives designated and qualified as cash flow hedges	1,135	(278)	857	1,858	(455)	1,403
Unrecognized net pension and other postretirement benefit gain (loss)	1,551	(357)	1,194	(3,434)	844	(2,590)
Reclassification of net pension and other postretirement benefit loss	3,488	(882)	2,606	3,735	(387)	3,348
Foreign currency translation adjustments	(19,679)	74	(19,605)	34,058	(265)	33,793
Other comprehensive (loss) income	$(13,626)	$(1,413)	$(15,039)	$35,018	$31	$35,049

17.	GOODWILL AND OTHER INTANGIBLE ASSETS
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such carrying amounts, is as follows:

(in thousands)	Industrial	Widia	Infrastructure	Total
Gross goodwill	$411,458	$41,186	$633,211	$1,085,855
Accumulated impairment losses	(137,204)	(13,638)	(633,211)	(784,053)
Balance as of June 30, 2018	$274,254	$27,548	$—	$301,802

Activity for the six months ended December 31, 2018:
Change in gross goodwill due to translation	(1,604)	(195)	—	(1,799)

Gross goodwill	409,854	40,991	633,211	1,084,056
Accumulated impairment losses	(137,204)	(13,638)	(633,211)	(784,053)
Balance as of December 31, 2018	$272,650	$27,353	$—	$300,003
The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	December 31, 2018		June 30, 2018
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract-based	3 to 15	$7,055	$(7,043)	$7,061	$(7,036)
Technology-based and other	4 to 20	46,333	(31,314)	46,666	(30,923)
Customer-related	10 to 21	205,189	(89,701)	206,162	(85,301)
Unpatented technology	10 to 30	31,697	(14,259)	31,854	(13,096)
Trademarks	5 to 20	12,377	(9,047)	12,450	(8,978)
Trademarks	Indefinite	17,199	—	17,609	—
Total		$319,850	$(151,364)	$321,802	$(145,334)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.	SEGMENT DATA
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
Our sales and operating income by segment are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2018	2017	2018	2017
Sales:
Industrial	$317,320	$312,448	$637,878	$609,912
Widia	48,954	47,744	97,626	92,987
Infrastructure	221,120	211,153	438,576	410,900
Total sales	$587,394	$571,345	$1,174,080	$1,113,799
Operating income:
Industrial	$57,519	$40,504	$116,061	$72,543
Widia	1,728	474	3,822	154
Infrastructure	20,614	23,833	44,474	44,223
Corporate	(1,003)	(1,170)	(2,347)	(1,108)
Total operating income	78,858	63,641	162,010	115,812
Interest expense	8,104	7,231	16,201	14,379
Other income, net	(4,022)	(3,220)	(6,782)	(7,437)
Income from continuing operations before income taxes	$74,776	$59,630	$152,591	$108,870

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents Kennametal's revenue disaggregated by geography:

	Three Months Ended
	December 31, 2018				December 31, 2017
(in thousands)	Industrial	Widia	Infrastructure	Total Kennametal	Industrial	Widia	Infrastructure	Total Kennametal
Americas	40%	45%	66%	50%	37%	46%	65%	48%
EMEA	41	26	15	30	42	26	16	31
Asia Pacific	19	29	19	20	21	28	19	21

	Six Months Ended
	December 31, 2018				December 31, 2017
(in thousands)	Industrial	Widia	Infrastructure	Total Kennametal	Industrial	Widia	Infrastructure	Total Kennametal
Americas	40%	45%	66%	50%	38%	47%	64%	48%
EMEA	40	25	15	29	41	25	16	31
Asia Pacific	20	30	19	21	21	28	20	21
The following tables presents Kennametal's revenue disaggregated by end market:

	Three Months Ended December 31, 2018
(in thousands)	Industrial	Widia	Infrastructure	Total Kennametal
General engineering	44%	100%	32%	44%
Transportation	34	—	—	18
Aerospace and defense	13	—	—	7
Energy	9	—	36	19
Earthworks	—	—	32	12

	Three Months Ended December 31, 2017
(in thousands)	Industrial	Widia	Infrastructure	Total Kennametal
General engineering	42%	100%	32%	43%
Transportation	37	—	—	20
Aerospace and defense	12	—	—	6
Energy	9	—	32	17
Earthworks	—	—	36	14

	Six Months Ended December 31, 2018
(in thousands)	Industrial	Widia	Infrastructure	Total Kennametal
General engineering	44%	100%	32%	44%
Transportation	34	—	—	19
Aerospace and defense	13	—	—	7
Energy	9	—	35	18
Earthworks	—	—	33	12

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Six Months Ended December 31, 2017
(in thousands)	Industrial	Widia	Infrastructure	Total Kennametal
General engineering	42%	100%	31%	43%
Transportation	37	—	—	20
Aerospace and defense	12	—	—	6
Energy	9	—	32	17
Earthworks	—	—	37	14

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
Operating results for the second quarter of fiscal year 2019 reflect continued margin improvement on the eighth consecutive quarter of sales growth. Our sales of $587.4 million for the quarter ended December 31, 2018 increased 3 percent from the prior year quarter, reflecting growth in all segments and constant currency regional sales growth in all regions. These results reflect the ongoing monetization of our growth and simplification/modernization initiatives.
Operating income was $78.9 million, compared to $63.6 million in the prior year quarter. The increase in operating income reflects organic sales growth and incremental simplification/modernization benefits, partially offset by higher raw material costs and a temporary increase in manufacturing expenses at certain locations due to the timing of simplification/modernization efforts underway. Price realization continued to outpace raw material cost inflation, and operating margin improved to 13.4 percent from 11.1 percent in the prior year quarter reflecting improvement in both gross profit and operating expense. The Industrial, Infrastructure and Widia segments had operating margins of 18.1 percent, 9.3 percent and 3.5 percent, respectively.
In connection with our simplification/modernization initiative, we recorded $2 million of pre-tax restructuring and related charges in the current quarter and incremental pre-tax benefits from simplification/modernization restructuring were approximately $3 million in the quarter. Annualized run-rate pre-tax benefits of approximately $12 million have been achieved in connection with these simplification/modernization restructuring initiatives.
In the quarter, we finalized the accounting for the tax effects of enactment of the Tax Cuts and Jobs Act of 2017 (TCJA) based upon the U.S. Department of the Treasury (USDT) regulations and other relevant guidance issued through December 31, 2018, including the re-evaluation of our permanent reinvestment assertion in certain jurisdictions. See Note 13 to our condensed consolidated financial statements for a complete discussion on income taxes and the Liquidity and Capital Resources section of the MD&A for further information regarding the results of the re-evaluation of our permanent reinvestment assertion.
We reported current quarter earnings per diluted share of $0.66, which include net discrete tax charges of $0.03 and restructuring and related charges of $0.02 per share. The earnings per diluted share of $0.50 in the prior year quarter included net discrete tax charges of $0.02 per share.
We had a net cash inflow from operating activities of $61.5 million during the six months ended December 31, 2018 compared to $41.1 million during the prior year quarter. The year-over-year change is due primarily to increased cash flow from operations before changes in certain other assets and liabilities, partially offset by higher working capital. Capital expenditures were $88.1 million and $59.5 million during the six months ended December 31, 2018 and 2017, respectively, with the increase due in part to higher spending for modernization.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF CONTINUING OPERATIONS

SALES
Sales for the three months ended December 31, 2018 were $587.4 million, an increase of $16.0 million or 3 percent, from $571.3 million in the prior year quarter. The increase in sales was driven by 4 percent organic sales growth and a 2 percent increase due to more business days, partially offset by a 3 percent unfavorable currency exchange impact.
Sales for the six months ended December 31, 2018 were $1,174.1 million, an increase of $60.3 million or 5 percent, from $1,113.8 million in the prior year period. The increase in sales was driven by 7 percent organic sales growth and a 1 percent increase due to more business days, partially offset by a 3 percent unfavorable currency exchange impact.

	Three Months Ended December 31, 2018		Six Months Ended December 31, 2018
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales growth (decline):
Aerospace and defense	18%	22%	18%	20%
Energy	14	15	14	15
General engineering	5	8	8	10
Transportation	(9)	(5)	(3)	1
Earthworks	(9)	(7)	(5)	(3)
Regional sales growth (decline):
Americas	7%	9%	9%	10%
Europe, the Middle East and Africa (EMEA)	—	5	1	5
Asia Pacific	(3)	2	4	7

GROSS PROFIT
Gross profit for the three months ended December 31, 2018 was $198.6 million, an increase of $9.1 million from $189.5 million in the prior year quarter. The increase was primarily due to organic sales growth and incremental simplification/modernization benefits, partially offset by higher raw material costs, a temporary increase in manufacturing expenses at certain locations due to the timing of simplification/modernization efforts underway, unfavorable foreign currency exchange impact of approximately $7 million and higher compensation expense. The gross profit margin for the three months ended December 31, 2018 was 33.8 percent, as compared to 33.2 percent in the prior year quarter.
Gross profit for the six months ended December 31, 2018 was $409.7 million, an increase of $38.2 million from $371.5 million in the prior year period. The increase was primarily due to organic sales growth, incremental simplification/modernization benefits and favorable mix, partially offset by higher raw material costs, a temporary increase in manufacturing expenses at certain locations due to the timing of simplification/modernization efforts underway and unfavorable foreign currency exchange impact of approximately $10 million. The gross profit margin for the six months ended December 31, 2018 was 34.9 percent, as compared to 33.3 percent in the prior year period.

OPERATING EXPENSE
Operating expense for the three months ended December 31, 2018 was $114.6 million compared to $122.1 million for the three months ended December 31, 2017. The decrease was primarily due to favorable currency exchange impact of approximately $3 million, lower compensation expense and incremental restructuring simplification benefits.
Operating expense for the six months ended December 31, 2018 was $237.9 million compared to $242.7 million for the six months ended December 31, 2017. The decrease was primarily due to favorable currency exchange impact of approximately $4 million and incremental restructuring simplification benefits.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We invested further in technology and innovation to continue delivering high quality products to our customers. Research and development expenses included in operating expense totaled $8.9 million and $9.5 million for the three months ended December 31, 2018 and 2017, respectively, and $18.6 million and $19.1 million for the six months ended December 31, 2018 and 2017, respectively.

RESTRUCTURING AND RELATED CHARGES AND ASSET IMPAIRMENT CHARGES
In the June quarter of fiscal 2018, we implemented and substantially completed restructuring actions to simplify the Industrial segment's cost structure by directing resources to more profitable business and increasing sales force productivity. We supplemented this with the rationalization of small manufacturing facilities in the Infrastructure and Industrial segments, which we expect to complete in fiscal 2019. Total restructuring and related charges since inception of $13.9 million have been recorded for this program through December 31, 2018.
We recorded restructuring and related charges of $2.1 million and $1.5 million for the three months ended December 31, 2018 and 2017, respectively. Of these amounts, restructuring charges totaled $1.5 million for the three months ended December 31, 2018 and were less than $0.1 million for the three months ended December 31, 2017. Restructuring-related charges of $0.6 million and $1.3 million were recorded in cost of goods sold for the three months ended December 31, 2018 and 2017, respectively. For the three months ended December 31, 2017, restructuring-related charges of $0.2 million were recorded in operating expense.
We recorded restructuring and related charges of $3.1 million and $8.4 million for the six months ended December 31, 2018 and 2017, respectively. Of these amounts, restructuring charges totaled $2.6 million and $5.6 million, respectively. Restructuring-related charges of $0.5 million and $2.5 million were recorded in cost of goods sold for the six months ended December 31, 2018 and 2017, respectively. For the six months ended December 31, 2017, restructuring-related charges of $0.3 million were recorded in operating expense.

INTEREST EXPENSE
Interest expense for the three months ended December 31, 2018 increased to $8.1 million compared to $7.2 million for the three months ended December 31, 2017. Interest expense for the six months ended December 31, 2018 increased to $16.2 million compared to $14.4 million for the six months ended December 31, 2017. Both increases were primarily due to the incremental interest expense associated with the $300.0 million of 4.625 percent Senior Unsecured Notes due 2028 issued in June 2018. On July 9, 2018, the Company completed the early redemption of its previously outstanding $400.0 million of 2.650 percent Senior Unsecured Notes due 2019.

OTHER INCOME, NET
Other income for the three months ended December 31, 2018 increased to $4.0 million compared to $3.2 million for the three months ended December 31, 2017 primarily due to lower foreign currency transaction losses, partially offset by lower pension income in the current quarter.
Other income for the six months ended December 31, 2018 decreased to $6.8 million compared to $7.4 million for the six months ended December 31, 2017 primarily due to lower pension income in the current period, partially offset by lower foreign currency transaction losses.

PROVISION FOR INCOME TAXES
The effective income tax rates for the three months ended December 31, 2018 and 2017 were 24.8 percent and 29.3 percent, respectively. The current year rate reflects the lower U.S. federal statutory tax rate, the $6.1 million charge related to changes in the indefinite reinvestment assertion on certain foreign subsidiaries' undistributed earnings which are no longer considered permanently reinvested, the tax on global intangible low-taxed income (GILTI) and the $3.9 million benefit recorded to reflect the finalization of the amount of the one-time tax that is imposed on our unremitted foreign earnings (Toll Tax). The prior year rate includes the tax effects associated with the release of a valuation allowance that was previously recorded against our net deferred tax assets in the U.S. and a charge related to an out of period adjustment.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The effective income tax rates for the six months ended December 31, 2018 and 2017 were 24.9 percent. The current year rate reflects the lower U.S. federal statutory tax rate, the $6.1 million charge related to changes in the indefinite reinvestment assertion on certain foreign subsidiaries' undistributed earnings which are no longer considered permanently reinvested, GILTI and the $3.9 million benefit recorded to reflect the finalization of the amount of the Toll Tax. The prior year rate includes a benefit from the release of a valuation allowance that was previously recorded against our net deferred tax assets in the U.S. and a charge related to an out of period adjustment.
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
Our sales and operating income by segment are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2018	2017	2018	2017
Sales:
Industrial	$317,320	$312,448	$637,878	$609,912
Widia	48,954	47,744	97,626	92,987
Infrastructure	221,120	211,153	438,576	410,900
Total sales	$587,394	$571,345	$1,174,080	$1,113,799
Operating income:
Industrial	$57,519	$40,504	$116,061	$72,543
Widia	1,728	474	3,822	154
Infrastructure	20,614	23,833	44,474	44,223
Corporate	(1,003)	(1,170)	(2,347)	(1,108)
Total operating income	78,858	63,641	162,010	115,812
Interest expense	8,104	7,231	16,201	14,379
Other income, net	(4,022)	(3,220)	(6,782)	(7,437)
Income from continuing operations before income taxes	$74,776	$59,630	$152,591	$108,870
INDUSTRIAL

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except operating margin)	2018	2017	2018	2017
Sales	$317,320	$312,448	$637,878	$609,912
Operating income	57,519	40,504	116,061	72,543
Operating margin	18.1%	13.0%	18.2%	11.9%

	Three Months Ended December 31, 2018	Six Months Ended December 31, 2018
(in percentages)
Organic sales growth	3%	7%
Foreign currency exchange impact(1)	(4)	(3)
Business days impact(2)	3	1
Sales growth	2%	5%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three Months Ended December 31, 2018		Six Months Ended December 31, 2018
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales growth (decline):
Aerospace and defense	18%	22%	18%	20%
General engineering	6	9	8	10
Energy	3	6	3	5
Transportation	(9)	(5)	(3)	1
Regional sales growth (decline):
Americas	10%	12%	10%	12%
EMEA	—	5	2	6
Asia Pacific	(8)	(4)	—	4
For the three months ended December 31, 2018, Industrial sales increased 2 percent from the prior year quarter. Sales in aerospace benefited from higher demand for engines and frames globally as well as strength in accessory sales in the Americas. General engineering sales experienced growth from strength in the indirect channel particularly in the Americas. Energy growth was driven primarily by oil and gas drilling in the Americas, and sales in Asia and EMEA to transportation OEMs were weaker than in the prior year quarter primarily due to lower production levels. The sales increase in the Americas was driven primarily by increases in the general engineering and aerospace end markets, while growth in EMEA, excluding the unfavorable impact of currency exchange, was mostly due to increases in the general engineering and aerospace end markets, partially offset by a decrease in transportation. The sales decrease in Asia Pacific was primarily driven by a decline in the transportation end market in China.
For the three months ended December 31, 2018, Industrial operating income increased by $17.0 million, driven primarily by organic sales growth and incremental simplification/modernization benefits, partially offset by a temporary increase in manufacturing expenses at certain locations due to the timing of simplification/modernization efforts underway.
For the six months ended December 31, 2018, Industrial sales increased 5 percent from the prior year period. Sales in aerospace benefited from higher demand for engines and frames globally as well as accessory sales in the Americas. General engineering sales experienced growth from strength in the indirect channel particularly in the Americas and a more robust light and general engineering sector in EMEA. Energy growth was driven primarily by oil and gas drilling in the Americas. Sales in Asia and EMEA to transportation OEMs were weaker than in the prior year period, while sales to transportation suppliers increased in the Americas and EMEA. The sales increase in the Americas was primarily driven by the performance in the general engineering, aerospace and energy end markets. The sales increase in EMEA was primarily driven by growth in the general engineering and aerospace end markets, while the increase in Asia Pacific, excluding the unfavorable impact of currency exchange, was driven by growth in general engineering and aerospace, partially offset by a decrease in transportation.
For the six months ended December 31, 2018, Industrial operating income increased by $43.5 million, driven primarily by organic sales growth, incremental simplification/modernization benefits and favorable mix, partially offset by a temporary increase in manufacturing expenses at certain locations due to the timing of simplification/modernization efforts underway and higher raw material costs.

WIDIA

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2018	2017	2018	2017
Sales	$48,954	$47,744	$97,626	$92,987
Operating income	1,728	474	3,822	154
Operating margin	3.5%	1.0%	3.9%	0.2%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three Months Ended December 31, 2018	Six Months Ended December 31, 2018
(in percentages)
Organic sales growth	4%	7%
Foreign currency exchange impact(1)	(4)	(3)
Business days impact(2)	3	1
Sales growth	3%	5%

	Three Months Ended December 31, 2018		Six Months Ended December 31, 2018
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
Regional sales growth:
Asia Pacific	5%	12%	12%	18%
EMEA	2	8	4	9
Americas	2	2	1	2
For the three and six months ended December 31, 2018, Widia sales increased 3 percent and 5 percent, respectively, from the prior year period. For both periods, strong sales in Asia Pacific were mainly driven by accelerating results in India, followed by sales growth in EMEA which reflects progress with aerospace growth initiatives. In the Americas we continued to make steady progress in establishing an effective distribution network and have exited portions of our portfolio in order to improve profitability.
For the three months ended December 31, 2018, Widia operating income increased by $1.3 million primarily due to organic sales growth. For the six months ended December 31, 2018, Widia operating income increased by $3.7 million primarily due to organic sales growth and $0.9 million less restructuring and related charges in the current period.

INFRASTRUCTURE

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2018	2017	2018	2017
Sales	$221,120	$211,153	$438,576	$410,900
Operating income	20,614	23,833	44,474	44,223
Operating margin	9.3%	11.3%	10.1%	10.8%

	Three Months Ended December 31, 2018	Six Months Ended December 31, 2018
(in percentages)
Organic sales growth	4%	7%
Foreign currency exchange impact(1)	(1)	(1)
Business days impact(2)	2	1
Sales growth	5%	7%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three Months Ended December 31, 2018		Six Months Ended December 31, 2018
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales growth (decline):
Energy	18%	19%	18%	18%
General engineering	7	9	9	11
Earthworks	(9)	(7)	(5)	(3)
Regional sales growth (decline):
Americas	6%	7%	9%	9%
Asia Pacific	2	7	6	10
EMEA	1	4	(1)	1
For the three months ended December 31, 2018, Infrastructure sales increased by 5 percent from the prior year quarter. The U.S. oil and gas market drove year-over-year growth in energy with average U.S. land rig counts up 17 percent compared to the prior year quarter, while strong growth in general engineering was driven primarily by more robust activity in the general economy across all regions. Earthworks end market sales were down year-over-year due primarily to timing of large projects in the Americas. The sales increases in all regions were driven primarily by the performance in the energy and general engineering end markets.
For the three months ended December 31, 2018, Infrastructure operating income decreased by $3.2 million driven primarily by higher raw material costs, partially offset by organic sales growth, favorable mix and incremental simplification/modernization benefits.
For the six months ended December 31, 2018, Infrastructure sales increased by 7 percent from the prior year period. The U.S. oil and gas market drove year-over-year growth in energy with average U.S. land rig counts up 14 percent compared to the prior year period, while strong growth in general engineering was driven primarily by more robust activity in the general economy across all regions. Earthworks end market sales were down year-over-year due to continuing disruption in South African coal production and softness in construction activities in the Americas and EMEA. The sales increase in the Americas was driven primarily by growth in the energy and general engineering end markets, partially offset by a decrease in earthworks, while the sales increase in Asia Pacific was driven by growth in all three end markets: earthworks, energy, and general engineering. The slight increase in EMEA, excluding the unfavorable impact of currency exchange, was driven by the energy and general engineering end markets, partially offset by declines in the earthworks end market.
For the six months ended December 31, 2018, Infrastructure operating income remained flat compared to the prior year period. Increases driven by organic sales growth, favorable mix, $1.9 million less restructuring and related charges in the current period and incremental simplification/modernization benefits were offset by higher raw material costs.

CORPORATE

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2018	2017	2018	2017
Corporate expense	$(1,003)	$(1,170)	$(2,347)	$(1,108)
For the three months ended December 31, 2018, Corporate expense decreased by $0.2 million from the prior year quarter. For the six months ended December 31, 2018, Corporate expense increased by $1.2 million from the prior year period primarily driven by higher employment expenses.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations is the primary source of funding for capital expenditures. For the six months ended December 31, 2018, cash flow provided by operating activities was $61.5 million, primarily due to the net inflow from net income with adjustments for non-cash items, partially offset by a net outflow from changes in other assets and liabilities.

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
The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the Credit Agreement). We were in compliance with all such covenants as of December 31, 2018. For the six months ended December 31, 2018, average daily borrowings outstanding under the Credit Agreement were approximately $17.3 million. We had no borrowings outstanding under the Credit Agreement as of December 31, 2018 and June 30, 2018. Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries.
During the three months ended December 31, 2018, we finalized the accounting for the Toll Tax charge and the remeasurement of deferred tax assets and liabilities at the reduced U.S. federal rate of 21.0 percent based upon USDT regulations and other relevant guidance issued through December 31, 2018. The adjustment to the Toll Tax charge during the quarter resulted in an additional net benefit of $3.9 million, decreasing the total Toll Tax charge to $78.0 million. We do not expect to make a cash payment associated with the Toll Tax.
In addition to the direct effects of TCJA, the provisions of TCJA caused the Company to re-evaluate its permanent reinvestment assertion in all jurisdictions, concluding that a portion of the unremitted earnings and profits of certain non-U.S. subsidiaries and affiliates will no longer be permanently reinvested. These changes in assertion required the recognition of a tax charge of $6.1 million primarily for foreign withholding and U.S. state income taxes. The remaining amount of unremitted earnings of non-U.S. subsidiaries continue to be indefinitely reinvested. With regard to the unremitted earnings which remain indefinitely reinvested, we have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
At December 31, 2018, cash and cash equivalents were $96.3 million, Total Kennametal Shareholders' equity was $1,269.7 million and total debt was $595.1 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.
Other than the completion of the early redemption of our previously outstanding $400.0 million of 2.650 percent Senior Unsecured Notes due 2019 on July 9, 2018, there have been no material changes in our contractual obligations and commitments since June 30, 2018.
Cash Flow Provided by Operating Activities
During the six months ended December 31, 2018, cash flow provided by operating activities was $61.5 million, compared to $41.1 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $186.4 million and changes in certain assets and liabilities netting to an outflow of $124.9 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $82.8 million and an increase in inventories of $59.2 million due in part to increasing demand and raw material price increases. Partially offsetting these cash outflows was a decrease in accounts receivable of $14.0 million.
During the six months ended December 31, 2017, cash flow used for operating activities consisted of net income and non-cash items amounting to an inflow of $161.1 million and changes in certain assets and liabilities netting to an outflow of $120.0 million. Contributing to the changes in certain assets and liabilities were a decrease of accounts payable and accrued liabilities of $92.3 million, a decrease in accrued pension and postretirement benefits of $13.8 million and an increase in inventories of $9.1 million due in part to increasing volumes.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $85.5 million for the six months ended December 31, 2018, compared to $58.4 million for the prior year period. During the current year period, cash flow used for investing activities included capital expenditures, net of $85.6 million, which consisted primarily of equipment upgrades and modernization initiatives.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the six months ended December 31, 2017, cash flow used for investing activities included capital expenditures, net of $58.7 million, which consisted primarily of equipment upgrades.
Cash Flow Used for Financing Activities
Cash flow used for financing activities was $432.7 million for the six months ended December 31, 2018 compared to $17.3 million in the prior year period. During the current year period, cash flow used for financing activities included outflows of $400.0 million of term debt repayments from the early extinguishment of our 2.650 percent Senior Unsecured Notes, $32.8 million of cash dividends paid to Shareholders and $2.2 million of the effect of employee benefit and stock plans and dividend reinvestment, partially offset by an inflow from a net increase in notes payable of $2.5 million.
For the six months ended December 31, 2017, cash flow used for financing activities included outflows of $32.5 million of cash dividends paid to Shareholders, partially offset by an inflow of $15.0 million of the effect of employee benefit and stock plans and dividend reinvestment.

FINANCIAL CONDITION
Working capital was $707.0 million at December 31, 2018, an increase of $47.3 million from $659.6 million at June 30, 2018. The increase in working capital was primarily driven by a decrease in current maturities of long-term debt of $399.3 million due to the early redemption of our $400 million of 2.650 percent Senior Unsecured Notes, an increase in inventories of $53.1 million due primarily to increasing demand and raw material price increases, a decrease in accrued expenses of $37.5 million primarily due to payroll timing and lower accrued vacation pay, a decrease in other current liabilities of $26.7 million primarily due to bonus and restructuring payments and a decrease in accounts payable of $23.6 million. Partially offsetting these items was a decrease in cash and cash equivalents of $459.9 million, a decrease in accounts receivable of $20.6 million and an increase in accrued income taxes of $10.0 million due primarily to increased taxable income in taxpaying jurisdictions. Currency exchange rate effects decreased working capital by a total of approximately $12 million, the impact of which is included in the aforementioned changes.
Property, plant and equipment, net increased $30.9 million from $824.2 million at June 30, 2018 to $855.1 million at December 31, 2018, primarily due to capital additions of $88.0 million, partially offset by depreciation expense of $47.8 million, a negative currency exchange impact of approximately $7 million and disposals of $2.5 million.
At December 31, 2018, other assets were $557.0 million, an increase of $1.6 million from $555.4 million at June 30, 2018. The primary driver for the increase was an increase in other assets of $12.4 million primarily due to an increase in pension plan assets, partially offset by an $8.0 million decrease in other intangible assets, which was due to amortization expense of $7.1 million and unfavorable currency exchange effects of approximately $1 million, and a decrease in goodwill of $1.8 million primarily due to unfavorable currency exchange effects.
Kennametal Shareholders' equity was $1,269.7 million at December 31, 2018, an increase of $75.4 million from $1,194.3 million at June 30, 2018. The increase was primarily due to net income attributable to Kennametal of $111.4 million and capital stock issued under employee benefit and stock plans of $11.1 million, partially offset by cash dividends paid to Shareholders of $32.8 million and unfavorable currency exchange of $18.9 million.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECONCILIATION OF FINANCIAL MEASURES NOT DEFINED BY U.S. GAAP
In accordance with SEC rules, below are the definitions of the non-GAAP financial measures we use in this report and the reconciliation of these measures to the most closely related GAAP financial measure. We believe that these measures provide useful perspective on underlying business trends and results and provide a supplemental measure of year-over-year results. The non-GAAP financial measures described below are used by management in making operating decisions, allocating financial resources and for business strategy purposes. These measures may be useful to investors as they provide supplemental information about business performance and provide investors a view of our business results through the eyes of management. These non-GAAP financial measures are not intended to be considered by the user in place of the related GAAP financial measure, but rather as supplemental information to our business results. These non-GAAP financial measures may not be the same as similar measures used by other companies due to possible differences in method and in the items or events being adjusted.
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
Constant currency end market sales growth (decline) Constant currency end market sales growth (decline) is a non-GAAP financial measure of sales growth (decline) (which is the most directly comparable GAAP measure) by end market excluding the impacts of acquisitions, divestitures and foreign currency exchange from year-over-year comparisons. We note that, unlike organic sales growth, constant currency end market sales growth (decline) does not exclude the impact of business days. We believe this measure provides investors with a supplemental understanding of underlying end market trends by providing end market sales growth (decline) on a consistent basis. Also, we report constant currency end market sales growth (decline) at the consolidated and segment levels. Widia sales are reported only in the general engineering end market. Therefore, we do not provide constant currency end market sales growth for the Widia segment and, thus, do not include a reconciliation for that metric.
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
Reconciliations of organic sales growth to sales growth are as follows:

Three Months Ended December 31, 2018	Industrial	Widia	Infrastructure	Total
Organic sales growth	3%	4%	4%	4%
Foreign currency exchange impact(1)	(4)	(4)	(1)	(3)
Business days impact(2)	3	3	2	2
Sales growth	2%	3%	5%	3%

Six Months Ended December 31, 2018	Industrial	Widia	Infrastructure	Total
Organic sales growth	7%	7%	7%	7%
Foreign currency exchange impact(1)	(3)	(3)	(1)	(3)
Business days impact(2)	1	1	1	1
Sales growth	5%	5%	7%	5%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reconciliations of constant currency end market sales growth (decline) to end market sales growth (decline)(3), are as follows:

Industrial
Three Months Ended December 31, 2018	General engineering	Transportation	Aerospace and defense	Energy
Constant currency end market sales growth (decline)	9%	(5)%	22%	6%
Foreign currency exchange impact(1)	(3)	(4)	(4)	(3)
End market sales growth (decline)(3)	6%	(9)%	18%	3%

Infrastructure
Three Months Ended December 31, 2018	Energy	Earthworks	General engineering
Constant currency end market sales growth (decline)	19%	(7)%	9%
Foreign currency exchange impact(1)	(1)	(2)	(2)
End market sales growth (decline)(3)	18%	(9)%	7%

Total
Three Months Ended December 31, 2018	General engineering	Transportation	Aerospace and defense	Energy	Earthworks
Constant currency end market sales growth	8%	(5)%	22%	15%	(7)%
Foreign currency exchange impact(1)	(3)	(4)	(4)	(1)	(2)
End market sales growth (decline)(3)	5%	(9)%	18%	14%	(9)%

Industrial
Six Months Ended December 31, 2018	General engineering	Transportation	Aerospace and defense	Energy
Constant currency end market sales growth	10%	1%	20%	5%
Foreign currency exchange impact(1)	(2)	(4)	(2)	(2)
End market sales growth(3)	8%	(3)%	18%	3%

Infrastructure
Six Months Ended December 31, 2018	Energy	Earthworks	General engineering
Constant currency end market sales growth (decline)	18%	(3)%	11%
Foreign currency exchange impact(1)	—	(2)	(2)
End market sales growth (decline)(3)	18%	(5)%	9%

Total
Six Months Ended December 31, 2018	General engineering	Transportation	Aerospace and defense	Energy	Earthworks
Constant currency end market sales growth	10%	1%	20%	15%	(3)%
Foreign currency exchange impact(1)	(2)	(4)	(2)	(1)	(2)
End market sales growth (decline)(3)	8%	(3)%	18%	14%	(5)%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reconciliations of constant currency regional sales growth (decline) to reported regional sales growth (decline)(4), are as follows:

	Three Months Ended December 31, 2018			Six Months Ended December 31, 2018
	Americas	EMEA	Asia Pacific	Americas	EMEA	Asia Pacific
Industrial
Constant currency regional sales growth	12%	5%	(4)%	12%	6%	4%
Foreign currency exchange impact(1)	(2)	(5)	(4)	(2)	(4)	(4)
Regional sales growth (decline)(4)	10%	—%	(8)%	10%	2%	—%

Widia
Constant currency regional sales growth	2%	8%	12%	2%	9%	18%
Foreign currency exchange impact(1)	—	(6)	(7)	(1)	(5)	(6)
Regional sales growth(4)	2%	2%	5%	1%	4%	12%

Infrastructure
Constant currency regional sales growth	7%	4%	7%	9%	1%	10%
Foreign currency exchange impact(1)	(1)	(3)	(5)	—	(2)	(4)
Regional sales growth (decline)(4)	6%	1%	2%	9%	(1)%	6%

Total
Constant currency regional sales growth	9%	5%	2%	10%	5%	7%
Foreign currency exchange impact(1)	(2)	(5)	(5)	(1)	(4)	(3)
Regional sales growth (decline)(4)	7%	—%	(3)%	9%	1%	4%
(1) Foreign currency exchange impact is calculated by dividing the difference between current period sales at prior period foreign exchange rates and prior period sales by prior period sales.
(2) Business days impact is calculated by dividing the year-over-year change in weighted average working days (based on mix of sales by country) by prior period weighted average working days.
(3) Aggregate sales for all end markets sum to the sales amount presented on Kennametal's financial statements.
(4) Aggregate sales for all regions sum to the sales amount presented on Kennametal's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk exposures since June 30, 2018.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at December 31, 2018 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2018	216	$39.50	—	10,100,100
November 1 through November 30, 2018	2,024	39.84	—	10,100,100
December 1 through December 31, 2018	10,734	32.62	—	10,100,100
Total	12,974	$33.86	—

(1)
During the current period, 1,341 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 11,633 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.

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

KENNAMETAL INC.

Date:	February 5, 2019	By:	/s/ Patrick S. Watson
Patrick S. Watson Vice President Finance and Corporate Controller