Form 10-Q
period 2019-03-31
KENNAMETAL INC
filed 2019-05-07
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Capital Stock, par value $1.25 per share	KMT	New York Stock Exchange
Preferred Stock Purchase Rights		New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date.

Title of Each Class	Outstanding at April 30, 2019
Capital Stock, par value $1.25 per share	82,390,406

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2019

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not relate strictly to historical or current facts. You can identify forward-looking statements by the fact they use words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression in connection with any discussion of future operating or financial performance or events. We have also included forward-looking statements in this Quarterly Report on Form 10-Q concerning, among other things, our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position and product development. These statements are based on current estimates that involve inherent risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, our actual results could vary materially from our current expectations. There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements. They include: downturns in the business cycle or the economy; our ability to achieve anticipated benefits from our restructuring, simplification and modernization initiatives; risks related to our foreign operations and international markets, such as fluctuations in currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; potential for future goodwill and other intangible asset impairment charges; our ability to protect and defend our intellectual property; continuity and security of information technology infrastructure; competition; our ability to retain our management and employees; demands on management resources; availability and cost of the raw materials we use to manufacture our products; product liability claims; integrating acquisitions and achieving the expected savings and synergies; global or regional catastrophic events; demand for and market acceptance of our products; business divestitures; labor relations; and implementation of environmental remediation matters. We provide additional information about many of the specific risks we face in the “Risk Factors” section of our Annual Report on Form 10-K. We can give no assurance that any goal or plan set forth in our forward-looking statements will be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. Except as required by law, we do not intend to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share amounts)	2019	2018	2019	2018
Sales (Note 3)	$597,204	$607,936	$1,771,285	$1,721,734
Cost of goods sold	389,118	391,519	1,153,509	1,133,866
Gross profit	208,086	216,417	617,776	587,868
Operating expense	120,135	130,630	358,054	373,361
Restructuring and asset impairment charges (Note 7)	2,440	1,264	5,061	6,834
Amortization of intangibles	3,640	3,690	10,780	11,028
Operating income	81,871	80,833	243,881	196,645
Interest expense	8,104	7,468	24,305	21,848
Other income, net	(4,993)	(3,876)	(11,775)	(11,314)
Income before income taxes	78,760	77,241	231,351	186,111
Provision for income taxes	8,632	24,130	46,553	51,204
Net income	70,128	53,111	184,798	134,907
Less: Net income attributable to noncontrolling interests	1,578	2,245	4,852	3,256
Net income attributable to Kennametal	$68,550	$50,866	$179,946	$131,651
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings per share	$0.83	$0.62	$2.19	$1.62
Diluted earnings per share	$0.82	$0.61	$2.16	$1.59
Dividends per share	$0.20	$0.20	$0.60	$0.60
Basic weighted average shares outstanding	82,479	81,793	82,305	81,445
Diluted weighted average shares outstanding	83,339	83,109	83,266	82,670

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2019	2018	2019	2018
Net income	$70,128	$53,111	$184,798	$134,907
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges	232	(783)	141	(1,688)
Reclassification of unrealized loss on derivatives designated and qualified as cash flow hedges	695	898	1,552	2,301
Unrecognized net pension and other postretirement benefit gain (loss)	51	(1,749)	1,246	(4,339)
Reclassification of net pension and other postretirement benefit loss	1,287	1,344	3,893	4,692
Foreign currency translation adjustments	(1,239)	20,282	(20,845)	54,075
Total other comprehensive income (loss), net of tax	1,026	19,992	(14,013)	55,041
Total comprehensive income	71,154	73,103	170,785	189,948
Less: comprehensive income attributable to noncontrolling interests	1,612	2,515	4,154	4,699
Comprehensive income attributable to Kennametal Shareholders	$69,542	$70,588	$166,631	$185,249
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	March 31, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$112,597	$556,153
Accounts receivable, less allowance for doubtful accounts of $10,750 and $11,807, respectively	403,411	401,290
Inventories (Note 10)	588,613	525,466
Other current assets	58,221	63,257
Total current assets	1,162,842	1,546,166
Property, plant and equipment:
Land and buildings	347,814	351,953
Machinery and equipment	1,772,074	1,702,243
Less accumulated depreciation	(1,234,052)	(1,229,983)
Property, plant and equipment, net	885,836	824,213
Other assets:
Goodwill (Note 17)	298,279	301,802
Other intangible assets, less accumulated amortization of $155,115 and $145,334, respectively (Note 17)	165,147	176,468
Deferred income taxes	16,183	17,015
Other	79,396	60,073
Total other assets	559,005	555,358
Total assets	$2,607,683	$2,925,737
LIABILITIES
Current liabilities:
Current maturities of long-term debt (Note 11)	$—	$399,266
Notes payable to banks	—	934
Accounts payable	205,069	221,903
Accrued income taxes	22,936	18,603
Accrued expenses	74,531	95,239
Other current liabilities	127,482	150,586
Total current liabilities	430,018	886,531
Long-term debt, less current maturities (Note 11)	592,070	591,505
Deferred income taxes	30,274	26,991
Accrued pension and postretirement benefits	156,537	159,522
Accrued income taxes	9,166	6,249
Other liabilities	24,213	24,612
Total liabilities	1,242,278	1,695,410
Commitments and contingencies
EQUITY (Note 15)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 82,367 and 81,646 shares issued, respectively	102,958	102,058
Additional paid-in capital	524,442	511,909
Retained earnings	1,031,361	900,683
Accumulated other comprehensive loss	(333,640)	(320,325)
Total Kennametal Shareholders’ Equity	1,325,121	1,194,325
Noncontrolling interests	40,284	36,002
Total equity	1,365,405	1,230,327
Total liabilities and equity	$2,607,683	$2,925,737
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Nine Months Ended March 31,
(in thousands)	2019	2018
OPERATING ACTIVITIES
Net income	$184,798	$134,907
Adjustments for non-cash items:
Depreciation	72,087	69,994
Amortization	10,780	11,028
Stock-based compensation expense	18,844	16,225
Restructuring and asset impairment charges (Note 7)	1,905	4,267
Deferred income tax provision	2,409	6,911
Other	2,567	3,384
Changes in certain assets and liabilities:
Accounts receivable	(7,595)	(14,761)
Inventories	(71,814)	(32,861)
Accounts payable and accrued liabilities (Note 4)	(57,165)	(38,403)
Accrued income taxes	5,936	20,206
Accrued pension and postretirement benefits	(13,862)	(19,973)
Other	8,575	(3,038)
Net cash flow provided by operating activities	157,465	157,886
INVESTING ACTIVITIES
Purchases of property, plant and equipment (Note 4)	(145,942)	(105,610)
Disposals of property, plant and equipment	3,575	2,196
Other	(371)	321
Net cash flow used for investing activities	(142,738)	(103,093)
FINANCING ACTIVITIES
Net (decrease) increase in notes payable	(871)	791
Net decrease in short-term revolving and other lines of credit	(174)	—
Term debt repayments	(400,000)	(190)
Purchase of capital stock	(161)	(163)
The effect of employee benefit and stock plans and dividend reinvestment	(5,249)	17,493
Cash dividends paid to Shareholders	(49,268)	(48,773)
Other	(687)	(415)
Net cash flow used for financing activities	(456,410)	(31,257)
Effect of exchange rate changes on cash and cash equivalents	(1,873)	7,741
CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(443,556)	31,277
Cash and cash equivalents, beginning of period	556,153	190,629
Cash and cash equivalents, end of period	$112,597	$221,906
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION

The condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the "2018 Annual Report"). The condensed consolidated balance sheet as of June 30, 2018 was derived from the audited balance sheet included in our 2018 Annual Report. The interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the nine months ended March 31, 2019 and 2018 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2019 is to the fiscal year ending June 30, 2019. When used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms "the Company," “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

2.NEW ACCOUNTING STANDARDS
Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which requires an entity to recognize revenue in a manner that depicts the transfer of promised goods to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange. The standard also expands the disclosure requirements around contracts with customers. We adopted Topic 606 on July 1, 2018 using the modified retrospective transition method applied to those contracts that were not completed as of that date. The adoption did not have a material impact on the condensed consolidated financial statements beyond the additional disclosure requirements. Refer to Notes 3 and 18 to the condensed consolidated financial statements for further details.
In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)," which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice with respect to how these are classified in the statement of cash flows. We adopted this ASU on July 1, 2018. Adoption of this guidance did not have a material effect on our condensed consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory," which clarifies that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We adopted this on ASU July 1, 2018. Adoption of this guidance did not have a material effect on our condensed consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. We adopted this ASU on July 1, 2018, with the amendments applied on a retrospective basis. Refer to Note 9 to the condensed consolidated financial statements for further details.
In May 2017, the FASB issued ASU No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting," which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. We adopted this ASU on July 1, 2018. Adoption of this guidance did not have a material effect on our condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Issued
In February 2016, the FASB issued ASU No. 2016-02, "Leases: Topic 842," which replaces the existing guidance in ASC 840, Leases. The standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for substantially all leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This standard is effective for Kennametal beginning July 1, 2019. We expect to adopt this standard using a modified retrospective transition approach without an adjustment to comparative periods. Currently, we are inventorying our leasing arrangements and gathering lease data in order to determine the impact this ASU will have on our consolidated financial statements. While we have not yet completed the evaluation of the effects of adopting this standard, ROU assets and lease liabilities are expected to be recorded in the condensed consolidated balance sheets as of the effective date and thereafter.

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
Contract Balances
The Company records a contract asset when it has a right to payment from a customer that is conditioned on events that have occurred other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material remaining performance obligations, contract assets or liabilities as of March 31, 2019 and June 30, 2018.
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	Nine Months Ended March 31,
(in thousands)	2019	2018
Cash paid during the period for:
Income taxes	$38,208	$24,087
Interest	23,175	21,091
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	2,400	11,200
During the current quarter, the Company revised its condensed consolidated statement of cash flow for the nine months ended March 31, 2018 to correct the changes in accounts payable and accrued liabilities and in purchases of property, plant and equipment previously reported, resulting in a decrease of $22.7 million to previously reported net cash flow provided by operating activities and a corresponding decrease to previously reported net cash flow used for investing activities. The supplemental disclosure of non-cash information for changes in accounts payable related to purchases of property, plant and equipment for the nine months ended March 31, 2018 was also revised accordingly, at an increase of $11.2 million. The Company has evaluated these corrections and determined they were not material to the previously issued interim financial statements. The corrections had no effect on the previously issued annual consolidated financial statements.

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
Level 3: Inputs that are unobservable.
As of March 31, 2019, the fair values of the Company’s financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$862	$—	$862
Total assets at fair value	$—	$862	$—	$862

Liabilities:
Derivatives (1)	$—	$184	$—	$184
Total liabilities at fair value	$—	$184	$—	$184

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2018, the fair values of the Company’s financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$1,665	$—	$1,665
Total assets at fair value	$—	$1,665	$—	$1,665

Liabilities:
Derivatives (1)	$—	$207	$—	$207
Total liabilities at fair value	$—	$207	$—	$207
 (1) Currency derivatives are valued based on observable market spot and forward rates and are classified within Level 2 of the fair value hierarchy.
There have been no changes in classification and transfers between levels in the fair value hierarchy in the current period.

6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheet are as follows:

(in thousands)	March 31, 2019	June 30, 2018
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$862	$799
Other current liabilities - range forward contracts	—	(5)
Other assets - range forward contracts	—	27
Total derivatives designated as hedging instruments	862	821
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	—	839
Other current liabilities - currency forward contracts	(184)	(202)
Total derivatives not designated as hedging instruments	(184)	637
Total derivatives	$678	$1,458
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

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2019	2018	2019	2018
Other income, net - currency forward contracts	$(11)	$182	$65	$(26)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts are recorded in accumulated other comprehensive loss and are recognized as a component of other income, net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at March 31, 2019 and June 30, 2018, was $46.1 million and $62.9 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at March 31, 2019, we expect to recognize into earnings $0.6 million of income on outstanding derivatives in the next 12 months.
The following represents gains and losses related to cash flow hedges:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2019	2018	2019	2018
Gains (losses) recognized in other comprehensive income (loss), net	$695	$(782)	$603	$(1,688)
Losses reclassified from accumulated other comprehensive loss into other income, net	$403	$761	$1,500	$2,024
No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the nine months ended March 31, 2019 and 2018.
NET INVESTMENT HEDGES
As of March 31, 2019, we had certain foreign currency-denominated intercompany loans payable with total aggregate principal amounts of €101.0 million as net investment hedges to hedge the foreign exchange exposure of our net investment in Euro-based subsidiaries. We recorded a gain of $2.3 million and a loss of $1.1 million as a component of foreign currency translation adjustments in other comprehensive income (loss) for the three months ended March 31, 2019 and 2018, respectively. We recorded a gain of $2.8 million and a loss of $2.9 million as a component of foreign currency translation adjustments in other comprehensive income (loss) for the nine months ended March 31, 2019 and 2018, respectively.
As of March 31, 2019, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

Instrument	Notional (EUR in thousands)(2)	Notional (USD in thousands)(2)	Maturity
Foreign currency-denominated intercompany loan payable	€40,287	$45,250	June 27, 2019
Foreign currency-denominated intercompany loan payable	30,074	33,780	June 27, 2019
Foreign currency-denominated intercompany loan payable	27,925	31,366	June 26, 2022
Foreign currency-denominated intercompany loan payable	6,527	7,332	November 20, 2021
Foreign currency-denominated intercompany loan payable	2,028	2,278	October 11, 2019
(2) Includes principal and accrued interest.

7.	RESTRUCTURING AND RELATED CHARGES
2018/2019 Phase of Restructuring Associated with Simplification/Modernization
In the June quarter of fiscal 2018, we implemented and substantially completed restructuring actions to simplify the Industrial segment's cost structure by directing resources to more profitable business and increasing sales force productivity. We supplemented this with the rationalization of small manufacturing facilities in the Infrastructure and Industrial segments, which we expect to complete in fiscal 2019. Total restructuring and related charges since inception of $17.4 million have been recorded for this program through March 31, 2019.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We recorded restructuring and related charges of $3.7 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively. Of these amounts, restructuring charges totaled $2.6 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively, of which expense of $0.2 million and benefit of $0.2 million was related to inventory and was recorded in cost of goods sold for the three months ended March 31, 2019 and 2018, respectively. Restructuring-related charges of $0.9 million were recorded in cost of goods sold and $0.1 million of expense and $0.3 million of benefit were recorded in operating expense for the three months ended March 31, 2019 and 2018, respectively.
We recorded restructuring and related charges of $6.8 million and $10.0 million for the nine months ended March 31, 2019 and 2018, respectively. Of these amounts, restructuring charges totaled $5.3 million and $6.7 million, respectively, of which expense of $0.2 million and benefit of $0.2 million was related to inventory and were recorded in cost of goods sold for the nine months ended March 31, 2019 and 2018, respectively. Restructuring-related charges of $1.4 million and $3.3 million were recorded in cost of goods sold and $0.1 million were recorded in operating expense for the nine months ended March 31, 2019 and 2018, respectively.
As of March 31, 2019, the total restructuring accrual is recorded in other current liabilities in our condensed consolidated balance sheet. As of June 30, 2018, $17.5 million and $0.1 million of the restructuring accrual is recorded in other current liabilities and other liabilities, respectively. The amount attributable to each segment is as follows:

(in thousands)	June 30, 2018	Expense	Asset Write-Down	Translation	Cash Expenditures	March 31, 2019
Industrial
Severance	$7,967	$1,204	$—	$(145)	$(3,630)	$5,396
Facilities	—	1,057	(1,057)	—	—	—
Other	—	22	—	—	1	23
Total Industrial	$7,967	$2,283	$(1,057)	$(145)	$(3,629)	$5,419

Widia
Severance	$2,087	$363	$—	$(44)	$(1,094)	$1,312
Facilities	—	401	(401)	—	—	—
Other	15	7	—	—	—	22
Total Widia	$2,102	$771	$(401)	$(44)	$(1,094)	$1,334

Infrastructure
Severance	$7,558	$1,754	$—	$(211)	$(5,291)	$3,810
Facilities	—	447	(447)	—	—	—
Other	12	32	—	—	2	46
Total Infrastructure	$7,570	$2,233	$(447)	$(211)	$(5,289)	$3,856
Total	$17,639	$5,287	$(1,905)	$(400)	$(10,012)	$10,609

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	STOCK-BASED COMPENSATION
Stock Options
Changes in our stock options for the nine months ended March 31, 2019 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2018	989,992	$33.08
Exercised	(145,568)	29.18
Lapsed or forfeited	(7,000)	45.24
Options outstanding, March 31, 2019	837,424	$33.66	3.6	$4,508
Options vested and expected to vest, March 31, 2019	837,424	$33.66	3.6	$4,508
Options exercisable, March 31, 2019	837,424	$33.66	3.6	$4,508
Fair value of options vested during the nine months ended March 31, 2019 and 2018 was $1.2 million and $1.9 million, respectively.
Tax benefits relating to excess stock-based compensation deductions are presented in the operating activities section of the condensed consolidated statements of cash flow for the nine months ended March 31, 2019 and 2018. Tax benefits resulting from stock-based compensation deductions were greater than the amounts reported for financial reporting purposes by $1.3 million and $0.1 million for the nine months ended March 31, 2019 and 2018, respectively.
The amount of cash received from the exercise of capital stock options during the nine months ended March 31, 2019 and 2018 was $4.2 million and $21.7 million, respectively. The related tax benefit was $0.4 million and $1.4 million for the nine months ended March 31, 2019 and 2018, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2019 and 2018 was $1.9 million and $6.4 million, respectively.
Restricted Stock Units – Performance Vesting and Time Vesting
Changes in our performance vesting and time vesting restricted stock units for the nine months ended March 31, 2019 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2018	409,297	$31.22	1,083,675	$30.47
Granted	161,066	40.10	542,444	38.91
Vested	(141,394)	27.77	(635,556)	28.67
Performance metric adjustments, net	41,196	29.69	—	—
Forfeited	(59,329)	32.58	(41,653)	34.12
Unvested, March 31, 2019	410,836	$35.54	948,910	$36.38
During the nine months ended March 31, 2019 and 2018, compensation expense related to time vesting and performance vesting restricted stock units was $18.0 million and $15.0 million, respectively. As of March 31, 2019, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $22.6 million and is expected to be recognized over a weighted average period of 2.1 years.

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS
We sponsor several defined benefit pension plans. Additionally, we provide varying levels of postretirement health care and life insurance benefits to certain U.S. participants.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below summarizes the components of net periodic pension income:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2019	2018	2019	2018
Service cost	$406	$414	$1,224	$1,224
Interest cost	7,979	7,716	23,939	23,051
Expected return on plan assets	(13,456)	(14,188)	(40,352)	(42,410)
Amortization of transition obligation	23	24	68	70
Amortization of prior service (credit) cost	(5)	(42)	(15)	90
Recognition of actuarial losses	1,682	1,746	5,056	5,174
Net periodic pension income	$(3,371)	$(4,330)	$(10,080)	$(12,801)
The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2019	2018	2019	2018
Interest cost	$153	$157	$460	$471
Amortization of prior service credit	(22)	(6)	(68)	(16)
Recognition of actuarial loss	62	70	186	210
Net periodic other postretirement benefit cost	$193	$221	$578	$665
In accordance with ASU 2017-07, as described in Note 2, the service cost of $0.4 million and $1.2 million for the three and nine months ended March 31, 2019 and 2018 was reported as a component of cost of goods sold and operating expense. The other components of net periodic pension income and net periodic other postretirement benefit cost totaling a net benefit of $3.6 million and $10.7 million for the three and nine months ended March 31, 2019, respectively, were presented as a component of other income, net. For the three and nine months ended March 31, 2018, we reclassified a net benefit of $3.0 million and $9.1 million, respectively, from cost of goods sold to other income, net and a net benefit of $1.5 million and $4.2 million, respectively, from operating expense to other income, net.

10.	INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 41 percent and 40 percent of total inventories at March 31, 2019 and June 30, 2018, respectively. Since inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs. Therefore, the interim financial results are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

(in thousands)	March 31, 2019	June 30, 2018
Finished goods	$309,182	$279,240
Work in process and powder blends	261,074	232,973
Raw materials	101,887	96,859
Inventories at current cost	672,143	609,072
Less: LIFO valuation	(83,530)	(83,606)
Total inventories	$588,613	$525,466

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	LONG-TERM DEBT
Our five-year, multi-currency, revolving credit facility, as amended and restated in June 2018 (Credit Agreement), provides for revolving credit loans of up to $700 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the Credit Agreement). We were in compliance with all such covenants as of March 31, 2019. We had no borrowings outstanding under the Credit Agreement as of March 31, 2019 and June 30, 2018. Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries. The Credit Agreement matures in June 2023.
Fixed rate debt had a fair market value of $606.8 million and $996.4 million at March 31, 2019 and June 30, 2018, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of March 31, 2019 and June 30, 2018, respectively.
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
We establish and maintain reserves for certain potential environmental issues. At March 31, 2019 and June 30, 2018, the balances of these reserves were $12.4 million and $12.6 million, respectively. These reserves represent anticipated costs associated with the remediation of these issues and are generally not discounted.
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
The finalized estimate of the total Toll Tax charge is $71.2 million as of March 31, 2019. Based on regulations issued by the U.S. Department of the Treasury and the Internal Revenue Service and other relevant guidance issued through March 31, 2019, we recorded net benefits of $6.8 million and $9.7 million during the three and nine months ended March 31, 2019, respectively, to adjust the finalized estimate of the Toll Tax charge. We do not expect to make a cash payment associated with the Toll Tax.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In addition to the direct effects of TCJA, the provisions of TCJA caused the Company to re-evaluate its permanent reinvestment assertion in all jurisdictions, concluding that a portion of the unremitted earnings and profits of certain non-U.S. subsidiaries and affiliates will no longer be permanently reinvested. These changes in assertion required the recognition of a tax charge of $6.1 million recorded in the December quarter of fiscal 2019 primarily for foreign withholding and U.S. state income taxes. The remaining amount of unremitted earnings of non-U.S. subsidiaries continue to be indefinitely reinvested. With regard to the unremitted earnings which remain indefinitely reinvested, we have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
At this time, the Company does not anticipate a material impact to the fiscal 2019 condensed consolidated financial statements from the base erosion anti-abuse tax or a deduction for foreign-derived intangible income.
In accordance with the SEC Staff Accounting Bulletin 118, in the December quarter of fiscal 2019 we finalized our accounting for the impacts of the TCJA provisions enacted in fiscal 2018, including the remeasurement of deferred tax assets and liabilities at the reduced U.S. federal rate of 21.0 percent.
Effective Tax Rates
The effective income tax rates for the three months ended March 31, 2019 and 2018 were 11.0 percent and 31.2 percent, respectively. The current quarter rate reflects the lower U.S. federal statutory tax rate and a $6.8 million discrete benefit to adjust the Toll Tax charge based on regulations issued during the March quarter of fiscal 2019. The prior year rate includes a discrete Toll Tax charge of $6.4 million.
The effective income tax rates for the nine months ended March 31, 2019 and 2018 were 20.1 percent and 27.5 percent, respectively. The current year rate reflects the lower U.S. federal statutory tax rate and the $9.7 million discrete benefit associated with tax reform. It also includes the $6.1 million charge related to changes in the indefinite reinvestment assertion on certain foreign subsidiaries' undistributed earnings, which are no longer considered permanently reinvested, and GILTI. The prior year rate includes charges related to tax reform and to an out of period adjustment.

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
The following tables provide the computation of diluted shares outstanding for the three and nine months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2019	2018	2019	2018
Weighted-average shares outstanding during period	82,479	81,793	82,305	81,445
Add: Unexercised capital stock options, unvested performance awards and unvested restricted stock units	860	1,316	961	1,225
Number of shares on which diluted earnings per share is calculated	83,339	83,109	83,266	82,670
Unexercised capital stock options, performance awards and restricted stock units not included in the computation because the option exercise price was greater than the average market price	515	5	423	416

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the three months ending March 31, 2019 and 2018 is as follows:

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of December 31, 2018	$102,700	$522,413	$979,259	$(334,632)	$38,544	$1,308,284
Net income	—	—	68,550	—	1,578	70,128
Other comprehensive income	—	—	—	992	34	1,026
Dividend reinvestment	2	52	—	—	—	54
Capital stock issued under employee benefit and stock plans(3)	258	2,029	—	—	—	2,287
Purchase of capital stock	(2)	(52)	—	—	—	(54)
Additions to noncontrolling interest	—	—	—	—	443	443
Cash dividends	—	—	(16,448)	—	(315)	(16,763)
Total equity, March 31, 2019	$102,958	$524,442	$1,031,361	$(333,640)	$40,284	$1,365,405

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of December 31, 2017	$101,897	$500,388	$813,936	$(289,816)	$37,543	$1,163,948
Net income	—	—	50,866	—	2,245	53,111
Other comprehensive income	—	—	—	19,722	270	19,992
Dividend reinvestment	2	52	—	—	—	54
Capital stock issued under employee benefit and stock plans(3)	135	6,514	—	—	—	6,649
Purchase of capital stock	(2)	(52)	—	—	—	(54)
Cash dividends	—	—	(16,317)	—	(1,229)	(17,546)
Total equity, March 31, 2018	$102,032	$506,902	$848,485	$(270,094)	$38,829	$1,226,154

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the nine months ending March 31, 2019 and 2018 is as follows:

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2018	$102,058	$511,909	$900,683	$(320,325)	$36,002	$1,230,327
Net income	—	—	179,946	—	4,852	184,798
Other comprehensive loss	—	—	—	(13,315)	(698)	(14,013)
Dividend reinvestment	5	156	—	—	—	161
Capital stock issued under employee benefit and stock plans(3)	900	12,533	—	—	—	13,433
Purchase of capital stock	(5)	(156)	—	—	—	(161)
Additions to noncontrolling interest	—	—	—	—	443	443
Cash dividends	—	—	(49,268)	—	(315)	(49,583)
Total equity, March 31, 2019	$102,958	$524,442	$1,031,361	$(333,640)	$40,284	$1,365,405

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2017	$100,832	$474,547	$765,607	$(323,692)	$35,359	$1,052,653
Net income	—	—	131,651	—	3,256	134,907
Other comprehensive income	—	—	—	53,598	1,443	55,041
Dividend reinvestment	5	158	—	—	—	163
Capital stock issued under employee benefit and stock plans(3)	1,200	32,355	—	—	—	33,555
Purchase of capital stock	(5)	(158)	—	—	—	(163)
Cash dividends	—	—	(48,773)	—	(1,229)	(50,002)
Total equity, March 31, 2018	$102,032	$506,902	$848,485	$(270,094)	$38,829	$1,226,154
(3) Net of restricted stock units delivered upon vesting to satisfy tax withholding requirements.
The amounts of comprehensive income attributable to Kennametal Shareholders and noncontrolling interests are disclosed in the condensed consolidated statements of comprehensive income.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of, and changes in, accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the nine months ended March 31, 2019:

(in thousands)	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2018	$(187,755)	$(127,347)	$(5,223)	$(320,325)
Other comprehensive income (loss) before reclassifications	1,246	(20,147)	141	(18,760)
Amounts reclassified from AOCL	3,893	—	1,552	5,445
Net current period other comprehensive income (loss)	5,139	(20,147)	1,693	(13,315)
AOCL, March 30, 2019	$(182,616)	$(147,494)	$(3,530)	$(333,640)

Attributable to noncontrolling interests:
Balance, June 30, 2018	$—	$(2,913)	$—	$(2,913)
Other comprehensive loss before reclassifications	—	(698)	—	(698)
Net current period other comprehensive loss	—	(698)	—	(698)
AOCL, March 31, 2019	$—	$(3,611)	$—	$(3,611)

The components of, and changes in, AOCL were as follows, net of tax, for the nine months ended March 31, 2018:

(in thousands)	Postretirement benefit plans	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2017	$(189,038)	$(126,606)	$(8,048)	$(323,692)
Other comprehensive (loss) income before reclassifications	(4,339)	52,632	(1,688)	46,605
Amounts reclassified from AOCL	4,692	—	2,301	6,993
Net current period other comprehensive income	353	52,632	613	53,598
AOCL, March 31, 2018	$(188,685)	$(73,974)	$(7,435)	$(270,094)

Attributable to noncontrolling interests:
Balance, June 30, 2017	$—	$(2,164)	$—	$(2,164)
Other comprehensive income before reclassifications	—	1,443	—	1,443
Net current period other comprehensive income	—	1,443	—	1,443
AOCL, March 31, 2018	$—	$(721)	$—	$(721)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications out of AOCL for the three and nine months ended March 31, 2019 and 2018 consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2019	2018	2019	2018	Affected line item in the Income Statement
Losses on cash flow hedges:
Forward starting interest rate swaps	$588	$566	$1,764	$1,698	Interest expense
Currency exchange contracts	333	623	292	1,350	Other income, net
Total before tax	921	1,189	2,056	3,048
Tax impact	(226)	(291)	(504)	(747)	Provision for income taxes
Net of tax	$695	$898	$1,552	$2,301

Postretirement benefit plans:
Amortization of transition obligations	$23	$24	$68	$70	Other income, net
Amortization of prior service (credit) cost	(27)	(48)	(83)	74	Other income, net
Recognition of actuarial losses	1,744	1,816	5,242	5,384	Other income, net
Total before tax	1,740	1,792	5,227	5,528
Tax impact	(453)	(448)	(1,334)	(836)	Provision for income taxes
Net of tax	$1,287	$1,344	$3,893	$4,692

The amount of income tax allocated to each component of other comprehensive income for the three months ended March 31, 2019 and 2018 were as follows:

		2019			2018
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges	$307	$(75)	$232	$(1,037)	$254	$(783)
Reclassification of unrealized loss on derivatives designated and qualified as cash flow hedges	921	(226)	695	1,189	(291)	898
Unrecognized net pension and other postretirement benefit gain (loss)	172	(121)	51	(2,271)	522	(1,749)
Reclassification of net pension and other postretirement benefit loss	1,740	(453)	1,287	1,792	(448)	1,344
Foreign currency translation adjustments	(1,327)	88	(1,239)	20,437	(155)	20,282
Other comprehensive (loss) income	$1,813	$(787)	$1,026	$20,110	$(118)	$19,992

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amount of income tax allocated to each component of other comprehensive (loss) income for the nine months ended March 31, 2019 and 2018 were as follows:

		2019			2018
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized loss on derivatives designated and qualified as cash flow hedges	$187	$(46)	$141	$(2,236)	$548	$(1,688)
Reclassification of unrealized loss on derivatives designated and qualified as cash flow hedges	2,056	(504)	1,552	3,048	(747)	2,301
Unrecognized net pension and other postretirement benefit gain (loss)	1,723	(477)	1,246	(5,705)	1,366	(4,339)
Reclassification of net pension and other postretirement benefit loss	5,227	(1,334)	3,893	5,528	(836)	4,692
Foreign currency translation adjustments	(21,007)	162	(20,845)	54,495	(420)	54,075
Other comprehensive (loss) income	$(11,814)	$(2,199)	$(14,013)	$55,130	$(89)	$55,041

17.	GOODWILL AND OTHER INTANGIBLE ASSETS
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such carrying amounts, is as follows:

(in thousands)	Industrial	Widia	Infrastructure	Total
Gross goodwill	$411,458	$41,186	$633,211	$1,085,855
Accumulated impairment losses	(137,204)	(13,638)	(633,211)	(784,053)
Balance as of June 30, 2018	$274,254	$27,548	$—	$301,802

Activity for the nine months ended March 31, 2019:
Change in gross goodwill due to translation	(3,409)	(114)	—	(3,523)

Gross goodwill	408,049	41,072	633,211	1,082,332
Accumulated impairment losses	(137,204)	(13,638)	(633,211)	(784,053)
Balance as of March 31, 2019	$270,845	$27,434	$—	$298,279
The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	March 31, 2019		June 30, 2018
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract-based	3 to 15	$7,060	$(7,055)	$7,061	$(7,036)
Technology-based and other	4 to 20	46,446	(31,732)	46,666	(30,923)
Customer-related	10 to 21	205,338	(92,188)	206,162	(85,301)
Unpatented technology	10 to 30	31,796	(14,921)	31,854	(13,096)
Trademarks	5 to 20	12,384	(9,219)	12,450	(8,978)
Trademarks	Indefinite	17,238	—	17,609	—
Total		$320,262	$(155,115)	$321,802	$(145,334)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.	SEGMENT DATA
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
Our sales and operating income by segment are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2019	2018	2019	2018
Sales:
Industrial	$318,636	$333,012	$956,515	$942,922
Widia	50,966	52,217	148,592	145,204
Infrastructure	227,602	222,707	666,178	633,608
Total sales	$597,204	$607,936	$1,771,285	$1,721,734
Operating income (loss):
Industrial	$57,218	$50,239	$173,279	$122,782
Widia	(4)	1,260	3,817	1,414
Infrastructure	24,934	30,097	69,407	74,320
Corporate	(277)	(763)	(2,622)	(1,871)
Total operating income	81,871	80,833	243,881	196,645
Interest expense	8,104	7,468	24,305	21,848
Other income, net	(4,993)	(3,876)	(11,775)	(11,314)
Income from continuing operations before income taxes	$78,760	$77,241	$231,351	$186,111

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents Kennametal's revenue disaggregated by geography:

	Three Months Ended
	March 31, 2019				March 31, 2018
(in thousands)	Industrial	Widia	Infrastructure	Total Kennametal	Industrial	Widia	Infrastructure	Total Kennametal
Americas	40%	46%	67%	51%	38%	46%	65%	48%
EMEA	41	26	16	30	43	26	16	32
Asia Pacific	19	28	17	19	19	28	19	20

	Nine Months Ended
	March 31, 2019				March 31, 2018
(in thousands)	Industrial	Widia	Infrastructure	Total Kennametal	Industrial	Widia	Infrastructure	Total Kennametal
Americas	40%	46%	66%	50%	38%	46%	65%	48%
EMEA	40	25	15	30	42	26	16	31
Asia Pacific	20	29	19	20	20	28	19	21
The following tables presents Kennametal's revenue disaggregated by end market:

	Three Months Ended March 31, 2019
(in thousands)	Industrial	Widia	Infrastructure	Total Kennametal
General engineering	45%	100%	36%	46%
Transportation	33	—	—	18
Aerospace and defense	13	—	—	7
Energy	9	—	33	17
Earthworks	—	—	31	12

	Three Months Ended March 31, 2018
(in thousands)	Industrial	Widia	Infrastructure	Total Kennametal
General engineering	43%	100%	32%	44%
Transportation	36	—	—	20
Aerospace and defense	12	—	—	6
Energy	9	—	34	17
Earthworks	—	—	34	13

	Nine Months Ended March 31, 2019
(in thousands)	Industrial	Widia	Infrastructure	Total Kennametal
General engineering	44%	100%	34%	45%
Transportation	34	—	—	18
Aerospace and defense	13	—	—	7
Energy	9	—	34	18
Earthworks	—	—	32	12

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Nine Months Ended March 31, 2018
(in thousands)	Industrial	Widia	Infrastructure	Total Kennametal
General engineering	43%	100%	32%	44%
Transportation	37	—	—	20
Aerospace and defense	11	—	—	6
Energy	9	—	32	17
Earthworks	—	—	36	13

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
Our sales of $597.2 million for the quarter ended March 31, 2019 decreased 2 percent year-over-year, reflecting 4 percent unfavorable currency exchange effect and a 1 percent unfavorable business day effect, partially offset by 3 percent organic sales growth. The Company delivered organic sales growth in every business segment on tough comparables, and end markets remained generally positive except for transportation.
Operating income was $81.9 million, compared to $80.8 million in the prior year quarter. The increase in operating income reflects organic sales growth, incremental simplification/modernization benefits and lower compensation expense, partially offset by unfavorable volume-related labor and fixed cost absorption in certain facilities in part due to simplification/modernization efforts in progress, higher raw material costs and unfavorable currency exchange. Price realization exceeded raw material cost inflation, and operating margin improved to 13.7 percent from 13.3 percent in the prior year quarter. The Industrial and Infrastructure segments had operating margins of 18.0 percent and 11.0 percent, respectively, while Widia operating income was break-even.
We announced details of the next phase of restructuring associated with simplification/modernization. These actions are expected to reduce structural costs and are currently estimated to achieve $35-$40 million of annualized savings by the end of fiscal 2020. The Company is expected to incur pre-tax charges of $55-$65 million through fiscal 2019 and 2020 for these restructuring activities.
In connection with our previous phase of our substantially completed simplification/modernization initiative, we recorded $3 million of pre-tax restructuring and related charges in the current quarter and incremental pre-tax benefits from simplification/modernization restructuring were approximately $3 million in the quarter. Annualized run-rate pre-tax benefits of approximately $12 million have been achieved in connection with these substantially completed simplification/modernization initiatives.
We reported current quarter earnings per diluted share (EPS) of $0.82, which is our tenth consecutive quarter of year-over-year EPS growth. EPS for the current quarter includes a discrete benefit from U.S. tax reform of $0.08 and restructuring and related charges of $0.03 per share. The earnings per diluted share of $0.61 in the prior year quarter included a discrete charge related to U.S. tax reform of $0.08 per share and restructuring and related charges of $0.01 per share.
We had a net cash inflow from operating activities of $157.5 million during the nine months ended March 31, 2019 compared to $157.9 million during the prior year quarter. Capital expenditures were $145.9 million and $105.6 million during the nine months ended March 31, 2019 and 2018, respectively, with the increase due in part to higher spending for modernization.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF CONTINUING OPERATIONS

SALES
Sales for the three months ended March 31, 2019 were $597.2 million, a decrease of $10.7 million or 2 percent, from $607.9 million in the prior year quarter. The decrease in sales was driven by a 4 percent unfavorable currency exchange impact and a 1 percent decrease due to less business days, partially offset by 3 percent organic sales growth.
Sales for the nine months ended March 31, 2019 were $1,771.3 million, an increase of $49.6 million or 3 percent, from $1,721.7 million in the prior year period. The increase in sales was driven by 5 percent organic sales growth and a 1 percent increase due to more business days, partially offset by a 3 percent unfavorable currency exchange impact.

	Three Months Ended March 31, 2019		Nine Months Ended March 31, 2019
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales growth (decline):
Aerospace and defense	9%	13%	14%	17%
General engineering	3	7	6	9
Energy	(1)	1	8	10
Earthworks	(7)	(3)	(6)	(3)
Transportation	(13)	(8)	(6)	(2)
Regional sales growth (decline):
Americas	3%	4%	7%	8%
Europe, the Middle East and Africa (EMEA)	(6)	2	(1)	4
Asia Pacific	(7)	(1)	—	5

GROSS PROFIT
Gross profit for the three months ended March 31, 2019 was $208.1 million, a decrease of $8.3 million from $216.4 million in the prior year quarter. The decrease was primarily due to unfavorable volume-related labor and fixed cost absorption in certain facilities in part due to simplification/modernization efforts in progress, higher raw material costs and unfavorable foreign currency exchange impact of approximately $9 million, partially offset by organic sales growth and incremental simplification/modernization benefits. The gross profit margin for the three months ended March 31, 2019 was 34.8 percent, as compared to 35.6 percent in the prior year quarter.
Gross profit for the nine months ended March 31, 2019 was $617.8 million, an increase of $29.9 million from $587.9 million in the prior year period. The increase was primarily due to organic sales growth, incremental simplification/modernization benefits and favorable mix, partially offset by higher raw material costs, unfavorable volume-related labor and fixed cost absorption in certain facilities in part due to simplification/modernization efforts in progress and unfavorable foreign currency exchange impact of approximately $20 million. The gross profit margin for the nine months ended March 31, 2019 was 34.9 percent, as compared to 34.1 percent in the prior year period.

OPERATING EXPENSE
Operating expense for the three months ended March 31, 2019 was $120.1 million compared to $130.6 million for the three months ended March 31, 2018. The decrease was primarily due to lower compensation expense, favorable currency exchange impact of approximately $5 million, and incremental restructuring simplification benefits.
Operating expense for the nine months ended March 31, 2019 was $358.1 million compared to $373.4 million for the nine months ended March 31, 2018. The decrease was primarily due to favorable currency exchange impact of approximately $9 million, lower compensation expense and incremental restructuring simplification benefits.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We invested further in technology and innovation to continue delivering high quality products to our customers. Research and development expenses included in operating expense totaled $10.5 million and $10.0 million for the three months ended March 31, 2019 and 2018, respectively, and $29.1 million for the nine months ended March 31, 2019 and 2018.

RESTRUCTURING AND RELATED CHARGES AND ASSET IMPAIRMENT CHARGES
2019/2020 Phase of Restructuring Associated with Simplification/Modernization
Beginning in the June quarter of fiscal 2019, we are implementing the next phase of restructuring associated with simplification/modernization. These actions are expected to reduce structural costs and are currently estimated to achieve $35-$40 million of annualized savings by the end of fiscal 2020. This project is a subset of the expected simplification/modernization benefits in fiscal 2020. The Company is expected to incur pre-tax charges of $55-$65 million through fiscal 2019 and 2020 for these restructuring activities, which are anticipated to be primarily cash expenditures.
2018/2019 Phase of Restructuring Associated with Simplification/Modernization
In the June quarter of fiscal 2018, we implemented and substantially completed restructuring actions to simplify the Industrial segment's cost structure by directing resources to more profitable business and increasing sales force productivity. We supplemented this with the rationalization of small manufacturing facilities in the Infrastructure and Industrial segments, which we expect to complete in fiscal 2019. Total restructuring and related charges since inception of $17.4 million have been recorded for this program through March 31, 2019.
We recorded restructuring and related charges of $3.7 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively. Of these amounts, restructuring charges totaled $2.6 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively, of which expense of $0.2 million and benefit of $0.2 million was related to inventory and was recorded in cost of goods sold for the three months ended March 31, 2019 and 2018, respectively. Restructuring-related charges of $0.9 million were recorded in cost of goods sold and $0.1 million of expense and $0.3 million of benefit were recorded in operating expense for the three months ended March 31, 2019 and 2018, respectively.
We recorded restructuring and related charges of $6.8 million and $10.0 million for the nine months ended March 31, 2019 and 2018, respectively. Of these amounts, restructuring charges totaled $5.3 million and $6.7 million, respectively, of which expense of $0.2 million and benefit of $0.2 million was related to inventory and were recorded in cost of goods sold for the nine months ended March 31, 2019 and 2018, respectively. Restructuring-related charges of $1.4 million and $3.3 million were recorded in cost of goods sold and $0.1 million were recorded in operating expense for the nine months ended March 31, 2019 and 2018, respectively.

INTEREST EXPENSE
Interest expense for the three months ended March 31, 2019 increased to $8.1 million compared to $7.5 million for the three months ended March 31, 2018. Interest expense for the nine months ended March 31, 2019 increased to $24.3 million compared to $21.8 million for the nine months ended March 31, 2018. Both increases were primarily due to the incremental interest expense associated with the $300.0 million of 4.625 percent Senior Unsecured Notes due 2028 issued in June 2018. On July 9, 2018, the Company completed the early redemption of its previously outstanding $400.0 million of 2.650 percent Senior Unsecured Notes due 2019.

OTHER INCOME, NET
Other income for the three months ended March 31, 2019 increased to $5.0 million compared to $3.9 million for the three months ended March 31, 2018. Other income for the nine months ended March 31, 2019 increased to $11.8 million compared to $11.3 million for the nine months ended March 31, 2018. Both increases were primarily due to lower foreign currency transaction losses, partially offset by lower pension income in the current period.

PROVISION FOR INCOME TAXES
The effective income tax rates for the three months ended March 31, 2019 and 2018 were 11.0 percent and 31.2 percent, respectively. The current quarter rate reflects the lower U.S. federal statutory tax rate and a $6.8 million discrete benefit to adjust the Toll Tax charge based on regulations issued during the March quarter of fiscal 2019. The prior year rate includes a discrete Toll Tax charge of $6.4 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The effective income tax rates for the nine months ended March 31, 2019 and 2018 were 20.1 percent and 27.5 percent, respectively. The current year rate reflects the lower U.S. federal statutory tax rate and the $9.7 million discrete benefit associated with tax reform. It also includes the $6.1 million charge related to changes in the indefinite reinvestment assertion on certain foreign subsidiaries' undistributed earnings, which are no longer considered permanently reinvested, and GILTI. The prior year rate includes charges related to tax reform and to an out of period adjustment.
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
Our sales and operating income by segment are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2019	2018	2019	2018
Sales:
Industrial	$318,636	$333,012	$956,515	$942,922
Widia	50,966	52,217	148,592	145,204
Infrastructure	227,602	222,707	666,178	633,608
Total sales	$597,204	$607,936	$1,771,285	$1,721,734
Operating (loss) income:
Industrial	$57,218	$50,239	$173,279	$122,782
Widia	(4)	1,260	3,817	1,414
Infrastructure	24,934	30,097	69,407	74,320
Corporate	(277)	(763)	(2,622)	(1,871)
Total operating income	81,871	80,833	243,881	196,645
Interest expense	8,104	7,468	24,305	21,848
Other income, net	(4,993)	(3,876)	(11,775)	(11,314)
Income from continuing operations before income taxes	$78,760	$77,241	$231,351	$186,111
INDUSTRIAL

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except operating margin)	2019	2018	2019	2018
Sales	$318,636	$333,012	$956,515	$942,922
Operating income	57,218	50,239	173,279	122,782
Operating margin	18.0%	15.1%	18.1%	13.0%

	Three Months Ended March 31, 2019	Nine Months Ended March 31, 2019
(in percentages)
Organic sales growth	1%	5%
Foreign currency exchange impact(1)	(5)	(4)
Business days impact(2)	—	—
Sales (decline) growth	(4)%	1%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three Months Ended March 31, 2019		Nine Months Ended March 31, 2019
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales growth (decline):
Aerospace and defense	9%	13%	14%	17%
General engineering	—	5	5	8
Energy	(5)	(2)	—	3
Transportation	(13)	(8)	(6)	(3)
Regional sales growth (decline):
Americas	2%	4%	7%	9%
Asia Pacific	(7)	(2)	(2)	2
EMEA	(8)	(1)	(2)	3
For the three months ended March 31, 2019, Industrial sales decreased 4 percent from the prior year quarter, but grew 1 percent excluding the impact from foreign currency exchange. Sales in aerospace benefited from higher demand for engines and frames globally as well as strength in accessory sales in the Americas. General engineering sales experienced growth in all three regions from strength in the indirect channel. Energy sales declined in the current quarter due to a deceleration in activity in the Americas and EMEA, partially offset by strength in Asia. Transportation sales were down in all three regions primarily due to lower production levels in China, Germany and India. The sales increase in the Americas was driven primarily by increases in the aerospace and general engineering end markets, partially offset by a decrease in transportation. The slight decline in EMEA, excluding the unfavorable impact of currency exchange, was mostly due to a decrease in transportation, partially offset by increases in the general engineering and aerospace end markets. The sales decrease in Asia Pacific was primarily driven by a decline in the transportation end market, partially offset by an increase in the general engineering end market.
For the three months ended March 31, 2019, Industrial operating income increased by $7.0 million, driven primarily by organic sales growth and incremental simplification/modernization benefits, partially offset by unfavorable volume-related labor and fixed cost absorption in certain facilities in part due to simplification/modernization efforts in progress and unfavorable currency exchange impact of approximately $4 million.
For the nine months ended March 31, 2019, Industrial sales increased 1 percent from the prior year period. Sales in aerospace were higher in all three regions driven by higher demand for engines and frames globally. General engineering sales were also higher in all three regions driven by strength in the indirect channel particularly in the Americas and a more robust light and general engineering sector in EMEA. Energy growth was driven primarily by oil and gas drilling in the Americas. Transportation sales declined in all three regions due to weaker market conditions, specifically in Asia and EMEA. The sales increase in the Americas was primarily driven by the performance in the aerospace and general engineering end markets, partially offset by a decline in transportation. The sales increases in both EMEA and Asia Pacific, excluding the unfavorable impact of currency exchange, were primarily driven by growth in the general engineering and aerospace end markets, partially offset by a decline in transportation.
For the nine months ended March 31, 2019, Industrial operating income increased by $50.5 million, driven primarily by organic sales growth, incremental simplification/modernization benefits and favorable mix, partially offset by unfavorable volume-related labor and fixed cost absorption in certain facilities in part due to simplification/modernization efforts in progress, unfavorable currency exchange impact of approximately $8 million and higher raw material costs.

WIDIA

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2019	2018	2019	2018
Sales	$50,966	$52,217	$148,592	$145,204
Operating (loss) income	(4)	1,260	3,817	1,414
Operating margin	—%	2.4%	2.6%	1.0%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three Months Ended March 31, 2019	Nine Months Ended March 31, 2019
(in percentages)
Organic sales growth	3%	6%
Foreign currency exchange impact(1)	(4)	(4)
Business days impact(2)	(1)	—
Sales (decline) growth	(2)%	2%

	Three Months Ended March 31, 2019		Nine Months Ended March 31, 2019
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
Regional sales (decline) growth:
EMEA	(2)%	6%	2%	8%
Americas	(2)	(1)	—	1
Asia Pacific	(3)	3	6	13
For the three months ended March 31, 2019, Widia sales decreased 2 percent from the prior year quarter, but grew 3 percent excluding the impact from foreign currency exchange and business days. Growth in EMEA, excluding the unfavorable impact of currency exchange, reflects continuing progress with aerospace growth initiatives, followed by sales growth in Asia Pacific, excluding the unfavorable impact of currency exchange, which reflects some short-term market softness in India. In the Americas, we continued to make steady progress in establishing an effective distribution network in order to improve profitability.
For the three months ended March 31, 2019, Widia operating income was break-even compared with $1.3 million operating income in the prior year quarter. The change in operating income was driven primarily by lower margins from one-time costs associated with simplification efforts to streamline the product portfolio and $0.6 million higher restructuring and related charges in the current quarter, partially offset by organic sales growth.
For the nine months ended March 31, 2019, Widia sales increased 2 percent from the prior year period. We continued to see strong sales in Asia Pacific driven by general engineering and aerospace initiatives despite market softness in China and India, followed by sales growth in EMEA which also reflects successful aerospace growth initiatives. In the Americas we continued to make steady progress in establishing an effective distribution network and have exited portions of our portfolio in order to improve profitability.
For the nine months ended March 31, 2019, Widia operating income increased by $2.4 million primarily due to organic sales growth and $0.2 million less restructuring and related charges in the current period.

INFRASTRUCTURE

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2019	2018	2019	2018
Sales	$227,602	$222,707	$666,178	$633,608
Operating income	24,934	30,097	69,407	74,320
Operating margin	11.0%	13.5%	10.4%	11.7%

	Three Months Ended March 31, 2019	Nine Months Ended March 31, 2019
(in percentages)
Organic sales growth	6%	7%
Foreign currency exchange impact(1)	(3)	(2)
Business days impact(2)	(1)	—
Sales growth	2%	5%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three Months Ended March 31, 2019		Nine Months Ended March 31, 2019
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales growth (decline):
General engineering	13%	16%	10%	13%
Energy	1	2	12	12
Earthworks	(7)	(3)	(6)	(3)
Regional sales growth (decline):
Americas	5%	5%	7%	8%
EMEA	2	11	—	5
Asia Pacific	(7)	(1)	2	6
For the three months ended March 31, 2019, Infrastructure sales increased by 2 percent from the prior year quarter. The increase in sales in general engineering is driven primarily by more robust activity in the Americas and EMEA. The U.S. oil and gas market drove year-over-year growth in the energy market. Earthworks end market sales were down year-over-year due to softness in mining in the Americas, partially offset by growth in EMEA and Asia Pacific. The sales increase in EMEA was driven primarily by growth in the general engineering end market, while the increase in the Americas was driven by growth in the general engineering and energy end markets, partially offset by a decline in earthworks. The slight decline in Asia Pacific, excluding the unfavorable impact of currency exchange, was driven by a decline in the energy end market.
For the three months ended March 31, 2019, Infrastructure operating income decreased by $5.2 million driven primarily by higher raw material costs and manufacturing expenses, partially offset by organic sales growth and and incremental simplification/modernization benefits.
For the nine months ended March 31, 2019, Infrastructure sales increased by 5 percent from the prior year period. Strong growth in general engineering was driven primarily by more robust activity in the Americas and EMEA, while increases in process industries and the U.S. oil and gas market drove year-over-year growth in energy. Earthworks end market sales were down year-over-year due to softness in mining in the Americas, offset by growth in Asia Pacific. The sales increase in the Americas was driven primarily by growth in the general engineering and energy end markets, partially offset by a decrease in earthworks; while the sales increase in Asia Pacific was driven by growth in all three end markets: earthworks, general engineering, and energy. The sales increase in EMEA, excluding the unfavorable impact of currency exchange, was driven by the general engineering and energy end markets, partially offset by a decline in the earthworks end market.
For the nine months ended March 31, 2019, Infrastructure operating income decreased by $4.9 million driven primarily by higher raw material costs and manufacturing expenses and an unfavorable currency exchange impact of approximately $2 million, partially offset by organic sales growth, incremental simplification/modernization benefits, favorable mix and $1.2 million less restructuring and related charges in the current period.

CORPORATE

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2019	2018	2019	2018
Corporate expense	$(277)	$(763)	$(2,622)	$(1,871)
For the three and nine months ended March 31, 2019, Corporate expense decreased by $0.5 million from the prior year quarter, and increased by $0.8 million from the prior year period, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations is the primary source of funding for capital expenditures. For the nine months ended March 31, 2019, cash flow provided by operating activities was $157.5 million, primarily due to the net inflow from net income with adjustments for non-cash items, partially offset by a net outflow from changes in other assets and liabilities.

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
The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the Credit Agreement). We were in compliance with all such covenants as of March 31, 2019. For the nine months ended March 31, 2019, average daily borrowings outstanding under the Credit Agreement were approximately $16.1 million. We had no borrowings outstanding under the Credit Agreement as of March 31, 2019 and June 30, 2018. Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries.
The finalized estimate of the total Toll Tax charge is $71.2 million as of March 31, 2019. Based on regulations issued by the U.S. Department of the Treasury and the Internal Revenue Service and other relevant guidance issued through March 31, 2019, we recorded net benefits of $6.8 million and $9.7 million during the three and nine months ended March 31, 2019, respectively, to adjust the finalized estimate of the Toll Tax charge. We do not expect to make a cash payment associated with the Toll Tax.
In addition to the direct effects of TCJA, the provisions of TCJA caused the Company to re-evaluate its permanent reinvestment assertion in all jurisdictions, concluding that a portion of the unremitted earnings and profits of certain non-U.S. subsidiaries and affiliates will no longer be permanently reinvested. These changes in assertion required the recognition of a tax charge of $6.1 million recorded in the December quarter of fiscal 2019 primarily for foreign withholding and U.S. state income taxes. The remaining amount of unremitted earnings of non-U.S. subsidiaries continue to be indefinitely reinvested. With regard to the unremitted earnings which remain indefinitely reinvested, we have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
At March 31, 2019, cash and cash equivalents were $112.6 million, Total Kennametal Shareholders' equity was $1,325.1 million and total debt was $592.1 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.
Other than the completion of the early redemption of our previously outstanding $400.0 million of 2.650 percent Senior Unsecured Notes due 2019 on July 9, 2018, there have been no material changes in our contractual obligations and commitments since June 30, 2018.
Cash Flow Provided by Operating Activities
During the nine months ended March 31, 2019, cash flow provided by operating activities was $157.5 million, compared to $157.9 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $293.4 million and changes in certain assets and liabilities netting to an outflow of $135.9 million. Contributing to the changes in certain assets and liabilities were an increase in inventories of $71.8 million, a decrease in accounts payable and accrued liabilities of $57.2 million and a decrease in accrued pension and postretirement benefits of $13.9 million. Partially offsetting these cash outflows was an increase in other of $8.6 million.
During the nine months ended March 31, 2018, cash flow used for operating activities consisted of net income and non-cash items amounting to an inflow of $246.7 million and changes in certain assets and liabilities netting to an outflow of $88.8 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $38.4 million, an increase in inventories $32.9 million due in part to increasing volumes, a decrease in accrued pension and postretirement benefits of $20.0 million, and an increase in accounts receivable of $14.8 million due in part to increasing volumes. Partially offsetting these cash outflows was an increase in accrued income taxes of $20.2 million.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $142.7 million for the nine months ended March 31, 2019, compared to $103.1 million for the prior year period. During the current year period, cash flow used for investing activities included capital expenditures, net of $142.4 million, which consisted primarily of equipment upgrades and modernization initiatives.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the nine months ended March 31, 2018, cash flow used for investing activities included capital expenditures, net of $103.4 million, which consisted primarily of equipment upgrades and modernization initiatives.
Cash Flow Used for Financing Activities
Cash flow used for financing activities was $456.4 million for the nine months ended March 31, 2019 compared to $31.3 million in the prior year period. During the current year period, cash flow used for financing activities included outflows of $400.0 million of term debt repayments from the early extinguishment of our 2.650 percent Senior Unsecured Notes, $49.3 million of cash dividends paid to Shareholders and $5.2 million of the effect of employee benefit and stock plans and dividend reinvestment and an outflow from a net decrease in notes payable of $0.9 million.
For the nine months ended March 31, 2018, cash flow used for financing activities included $48.8 million of cash dividends paid to Shareholders, partially offset by $17.5 million of dividend reinvestment and the effect of employee benefit and stock plans.

FINANCIAL CONDITION
Working capital was $732.8 million at March 31, 2019, an increase of $73.2 million from $659.6 million at June 30, 2018. The increase in working capital was primarily driven by a decrease in current maturities of long-term debt of $399.3 million due to the early redemption of our $400 million of 2.650 percent Senior Unsecured Notes; an increase in inventories of $63.1 million due primarily to increased demand in the September and December quarters, increased strategic inventory on our high volume/high profitability products for improved customer service, raw material price increases, a temporary increase in inventory related to product moves between facilities as part of simplification/modernization and lower than anticipated sales in the March quarter; a decrease in other current liabilities of $23.1 million primarily due to bonus and restructuring payments; a decrease in accrued expenses of $20.7 million primarily due to payroll timing and a decrease in accounts payable of $16.8 million. Partially offsetting these items was a decrease in cash and cash equivalents of $443.6 million. Currency exchange rate effects decreased working capital by a total of approximately $12 million, the impact of which is included in the aforementioned changes.
Property, plant and equipment, net increased $61.6 million from $824.2 million at June 30, 2018 to $885.8 million at March 31, 2019, primarily due to capital additions of $145.9 million, partially offset by depreciation expense of $72.1 million, a negative currency exchange impact of approximately $8 million and disposals of $3.6 million.
At March 31, 2019, other assets were $559.0 million, an increase of $3.6 million from $555.4 million at June 30, 2018. The primary driver for the increase was an increase in other assets of $19.3 million primarily due to an increase in pension plan assets, partially offset by an $11.3 million decrease in other intangible assets, which was due to amortization expense of $10.8 million and unfavorable currency exchange effects of approximately $1 million, and a decrease in goodwill of $3.5 million primarily due to unfavorable currency exchange effects.
Kennametal Shareholders' equity was $1,325.1 million at March 31, 2019, an increase of $130.8 million from $1,194.3 million at June 30, 2018. The increase was primarily due to net income attributable to Kennametal of $179.9 million and capital stock issued under employee benefit and stock plans of $13.4 million, partially offset by cash dividends paid to Shareholders of $49.3 million and unfavorable currency exchange effects of $20.1 million.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES
Revenue Recognition Effective July 1, 2018 with the adoption of Financial Accounting Standards Board (FASB) guidance on revenue from contracts with customers, our critical accounting policy for revenue recognition has been modified. See Note 3 to our condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our revenue accounting policy.
There have been no other changes to our critical accounting policies since June 30, 2018.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Goodwill and Indefinite-Lived Intangible Assets The fair values of our reporting units are determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit. We evaluate the recoverability of indefinite-lived intangible assets using a discounted cash flow analysis based on projected financial information. Certain factors could further negatively affect the estimated fair value, leading to a potential impairment in the future, including items such as: (i) a decrease in expected future cash flows, specifically, a decrease in sales volume driven by a weakness in consumer demand or other competitive pressures adversely affecting our long-term volume trends and an inability to successfully achieve our cost savings targets; and (ii) inability to achieve all of the anticipated benefits from simplification and modernization actions assumed. For the Widia reporting unit, recently certain factors have deteriorated, and as such we considered the potential for impairment. While our review did not indicate an impairment triggering event as of March 31, 2019, it did indicate a likely decrease in the excess of fair value over carrying value compared to our most recent impairment test during the June quarter of fiscal 2018. We expect to perform our annual impairment tests for fiscal 2019 during the June quarter in connection with our annual planning process.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reconciliations of organic sales growth to sales growth are as follows:

Three Months Ended March 31, 2019	Industrial	Widia	Infrastructure	Total
Organic sales growth	1%	3%	6%	3%
Foreign currency exchange impact(1)	(5)	(4)	(3)	(4)
Business days impact(2)	—	(1)	(1)	(1)
Sales (decline) growth	(4)%	(2)%	2%	(2)%

Nine Months Ended March 31, 2019	Industrial	Widia	Infrastructure	Total
Organic sales growth	5%	6%	7%	5%
Foreign currency exchange impact(1)	(4)	(4)	(2)	(3)
Business days impact(2)	—	—	—	1
Sales growth	1%	2%	5%	3%
Reconciliations of constant currency end market sales growth (decline) to end market sales growth (decline)(3), are as follows:

Industrial
Three Months Ended March 31, 2019	General engineering	Transportation	Aerospace and defense	Energy
Constant currency end market sales growth (decline)	5%	(8)%	13%	(2)%
Foreign currency exchange impact(1)	(5)	(5)	(4)	(3)
End market sales (decline) growth(3)	—%	(13)%	9%	(5)%

Infrastructure
Three Months Ended March 31, 2019	Energy	Earthworks	General engineering
Constant currency end market sales growth (decline)	2%	(3)%	16%
Foreign currency exchange impact(1)	(1)	(4)	(3)
End market sales growth (decline)(3)	1%	(7)%	13%

Total
Three Months Ended March 31, 2019	General engineering	Transportation	Aerospace and defense	Energy	Earthworks
Constant currency end market sales growth (decline)	7%	(8)%	13%	1%	(3)%
Foreign currency exchange impact(1)	(4)	(5)	(4)	(2)	(4)
End market sales growth (decline)(3)	3%	(13)%	9%	(1)%	(7)%

Industrial
Nine Months Ended March 31, 2019	General engineering	Transportation	Aerospace and defense	Energy
Constant currency end market sales growth (decline)	8%	(3)%	17%	3%
Foreign currency exchange impact(1)	(3)	(3)	(3)	(3)
End market sales growth (decline)(3)	5%	(6)%	14%	—%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Infrastructure
Nine Months Ended March 31, 2019	Energy	Earthworks	General engineering
Constant currency end market sales growth (decline)	12%	(3)%	13%
Foreign currency exchange impact(1)	—	(3)	(3)
End market sales growth (decline)(3)	12%	(6)%	10%

Total
Nine Months Ended March 31, 2019	General engineering	Transportation	Aerospace and defense	Energy	Earthworks
Constant currency end market sales growth (decline)	9%	(2)%	17%	10%	(3)%
Foreign currency exchange impact(1)	(3)	(4)	(3)	(2)	(3)
End market sales growth (decline)(3)	6%	(6)%	14%	8%	(6)%
Reconciliations of constant currency regional sales growth (decline) to reported regional sales growth (decline)(4), are as follows:

	Three Months Ended March 31, 2019			Nine Months Ended March 31, 2019
	Americas	EMEA	Asia Pacific	Americas	EMEA	Asia Pacific
Industrial
Constant currency regional sales growth (decline)	4%	(1)%	(2)%	9%	3%	2%
Foreign currency exchange impact(1)	(2)	(7)	(5)	(2)	(5)	(4)
Regional sales growth (decline)(4)	2%	(8)%	(7)%	7%	(2)%	(2)%

Widia
Constant currency regional sales (decline) growth	(1)%	6%	3%	1%	8%	13%
Foreign currency exchange impact(1)	(1)	(8)	(6)	(1)	(6)	(7)
Regional sales (decline) growth(4)	(2)%	(2)%	(3)%	—%	2%	6%

Infrastructure
Constant currency regional sales growth (decline)	5%	11%	(1)%	8%	5%	6%
Foreign currency exchange impact(1)	—	(9)	(6)	(1)	(5)	(4)
Regional sales growth (decline)(4)	5%	2%	(7)%	7%	—%	2%

Total
Constant currency regional sales growth (decline)	4%	2%	(1)%	8%	4%	5%
Foreign currency exchange impact(1)	(1)	(8)	(6)	(1)	(5)	(5)
Regional sales growth (decline)(4)	3%	(6)%	(7)%	7%	(1)%	—%
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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at March 31, 2019 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2019	41,696	$32.70	—	10,100,100
February 1 through February 28, 2019	3,127	38.57	—	10,100,100
March 1 through March 31, 2019	43,198	37.69	—	10,100,100
Total	88,021	$35.36	—

(1)
During the current period, 1,376 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 86,645 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.

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

KENNAMETAL INC.

Date:	May 7, 2019	By:	/s/ Patrick S. Watson
Patrick S. Watson Vice President Finance and Corporate Controller