Form 10-Q
period 2019-09-30
KENNAMETAL INC
filed 2019-11-06
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
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
As of October 31, 2019, 82,856,908 shares of the Registrant’s Capital Stock, par value $1.25 per share, were outstanding.

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2019	2018
Sales	$518,088	$586,687
Cost of goods sold	379,108	375,595
Gross profit	138,980	211,092
Operating expense	114,191	123,285
Restructuring and asset impairment charges (Note 6)	4,666	1,075
Amortization of intangibles	3,747	3,580
Operating income	16,376	83,152
Interest expense	7,881	8,097
Other income, net	(2,681)	(2,761)
Income before income taxes	11,176	77,816
Provision for income taxes	3,766	19,392
Net income	7,410	58,424
Less: Net income attributable to noncontrolling interests	944	1,725
Net income attributable to Kennametal	$6,466	$56,699
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings per share	$0.08	$0.69
Diluted earnings per share	$0.08	$0.68
Dividends per share	$0.20	$0.20
Basic weighted average shares outstanding	82,881	82,105
Diluted weighted average shares outstanding	83,487	83,194

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2019	2018
Net income	$7,410	$58,424
Other comprehensive loss, net of tax
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges	395	(262)
Reclassification of unrealized loss on derivatives designated and qualified as cash flow hedges	181	595
Unrecognized net pension and other postretirement benefit gain	2,607	318
Reclassification of net pension and other postretirement benefit loss	1,960	1,312
Foreign currency translation adjustments	(35,426)	(16,203)
Total other comprehensive loss, net of tax	(30,283)	(14,240)
Total comprehensive (loss) income	(22,873)	44,184
Less: comprehensive (loss) income attributable to noncontrolling interests	(449)	493
Comprehensive (loss) income attributable to Kennametal Shareholders	$(22,424)	$43,691
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	September 30, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$113,522	$182,015
Accounts receivable, less allowance for doubtful accounts of $10,671 and $10,083, respectively	327,628	379,855
Inventories (Note 9)	557,133	571,576
Other current assets	67,106	57,381
Total current assets	1,065,389	1,190,827
Property, plant and equipment:
Land and buildings	349,435	351,142
Machinery and equipment	1,825,381	1,804,871
Less accumulated depreciation	(1,210,528)	(1,221,118)
Property, plant and equipment, net	964,288	934,895
Other assets:
Goodwill (Note 17)	294,584	300,011
Other intangible assets, less accumulated amortization of $153,788 and $158,507, respectively (Note 17)	156,708	160,998
Operating lease right-of-use assets (Note 10)	43,824	—
Deferred income taxes	18,921	20,507
Other	55,691	49,031
Total other assets	569,728	530,547
Total assets	$2,599,405	$2,656,269
LIABILITIES
Current liabilities:
Notes payable to banks	3,528	157
Current operating lease liabilities (Note 10)	13,598	—
Accounts payable	198,674	212,908
Accrued income taxes	24,156	29,223
Accrued expenses	53,702	76,616
Other current liabilities	125,061	142,822
Total current liabilities	418,719	461,726
Long-term debt, less current maturities (Note 11)	592,858	592,474
Operating lease liabilities (Note 10)	30,296	—
Deferred income taxes	23,233	23,322
Accrued pension and postretirement benefits	167,002	174,003
Accrued income taxes	8,921	9,038
Other liabilities	20,726	21,002
Total liabilities	1,261,755	1,281,565
Commitments and contingencies
EQUITY (Note 15)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 82,833 and 82,421 shares issued, respectively	103,542	103,026
Additional paid-in capital	530,695	528,827
Retained earnings	1,066,763	1,076,862
Accumulated other comprehensive loss	(402,434)	(373,543)
Total Kennametal Shareholders’ Equity	1,298,566	1,335,172
Noncontrolling interests	39,084	39,532
Total equity	1,337,650	1,374,704
Total liabilities and equity	$2,599,405	$2,656,269
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2019	2018
OPERATING ACTIVITIES
Net income	$7,410	$58,424
Adjustments for non-cash items:
Depreciation	27,328	23,973
Amortization	3,747	3,580
Stock-based compensation expense	8,255	8,486
Restructuring charges: asset write-down (Note 6)	1,191	(288)
Deferred income tax provision	261	20
Other	688	257
Changes in certain assets and liabilities:
Accounts receivable	41,606	9,009
Inventories	2,661	(48,597)
Accounts payable and accrued liabilities	(47,070)	(52,731)
Accrued income taxes	(6,680)	9,461
Accrued pension and postretirement benefits	(6,328)	(4,348)
Other	(5,524)	1,955
Net cash flow provided by operating activities	27,545	9,201
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(72,455)	(43,263)
Disposals of property, plant and equipment	395	833
Other	172	37
Net cash flow used for investing activities	(71,888)	(42,393)
FINANCING ACTIVITIES
Net increase (decrease) in notes payable	3,338	(16)
Term debt repayments	—	(400,000)
Purchase of capital stock	(53)	(54)
The effect of employee benefit and stock plans and dividend reinvestment	(5,819)	(2,436)
Cash dividends paid to Shareholders	(16,565)	(16,399)
Other	(866)	16
Net cash flow used for financing activities	(19,965)	(418,889)
Effect of exchange rate changes on cash and cash equivalents	(4,185)	(1,988)
CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(68,493)	(454,069)
Cash and cash equivalents, beginning of period	182,015	556,153
Cash and cash equivalents, end of period	$113,522	$102,084
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the "2019 Annual Report"). The condensed consolidated balance sheet as of June 30, 2019 was derived from the audited balance sheet included in our 2019 Annual Report. The interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the three months ended September 30, 2019 and 2018 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2020 is to the fiscal year ending June 30, 2020. When used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms "the Company," “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

2.	NEW ACCOUNTING STANDARDS
Adopted
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, "Leases: Topic 842," which replaces the existing guidance in ASC 840, Leases. The standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for substantially all leases. We adopted this ASU on July 1, 2019 using the modified retrospective transition approach with the optional transition relief that allows for a cumulative-effect adjustment in the period of adoption and without a restatement of prior periods. Therefore, prior period amounts were not adjusted and will continue to be reported under the accounting standards in effect for those periods. We determined that there was no cumulative-effect adjustment to beginning retained earnings on the condensed consolidated balance sheet. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward historical lease classification. Adoption of this ASU resulted in the recording of lease liabilities of approximately $49 million with the offset to lease ROU assets of $49 million as of July 1, 2019. The standard did not materially impact our condensed consolidated statement of income and our condensed consolidated statement of cash flows. Refer to Note 10 for additional disclosures regarding the adoption of this new standard.
In August 2017, the FASB issued ASU No. 2017-12, "Targeted Improvements to Accounting for Hedging Activities," which seeks to improve financial reporting and obtain closer alignment with risk management activities, in addition to simplifying the application of hedge accounting guidance and additional disclosures. We adopted this ASU on July 1, 2019. Adoption of this guidance did not have a material effect on our consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, “Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which includes amendments allowing the reclassification of the income tax effects of the Tax Cuts and Jobs Act of 2017 (TCJA) to improve the usefulness of information reported to financial statement users. The amendments in this update also require certain disclosures about stranded tax effects. Certain guidance is optional and was effective for Kennametal July 1, 2019. We elected not to reclassify the stranded tax effects as permissible under this standard. Adoption of this guidance did not have a material effect on our consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting," which expands the scope of accounting for stock-based compensation to nonemployees. We adopted this ASU on July 1, 2019. Adoption of this guidance did not have a material effect on our consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
(in thousands)	2019	2018
Cash paid during the period for:
Income taxes	$9,631	$9,911
Interest	6,337	9,966
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	200	(3,200)

4.	FAIR VALUE MEASUREMENTS
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
Level 3: Inputs that are unobservable.
As of September 30, 2019, the fair values of the Company’s financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$644	$—	$644
Total assets at fair value	$—	$644	$—	$644

Liabilities:
Derivatives (1)	$—	$214	$—	$214
Total liabilities at fair value	$—	$214	$—	$214

As of June 30, 2019, the fair values of the Company’s financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$152	$—	$152
Total assets at fair value	$—	$152	$—	$152

Liabilities:
Derivatives (1)	$—	$55	$—	$55
Total liabilities at fair value	$—	$55	$—	$55
 (1) Currency derivatives are valued based on observable market spot and forward rates and are classified within Level 2 of the fair value hierarchy.
There have been no changes in classification and transfers between levels in the fair value hierarchy in the current period.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheet are as follows:

(in thousands)	September 30, 2019	June 30, 2019
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$644	$145
Total derivatives designated as hedging instruments	644	145
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	—	8
Other current liabilities - currency forward contracts	(214)	(56)
Total derivatives not designated as hedging instruments	(214)	(48)
Total derivatives	$430	$97

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

	Three Months Ended September 30,
(in thousands)	2019	2018
Other income, net - currency forward contracts	$102	$78

CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts are recorded in accumulated other comprehensive loss and are recognized as a component of cost of goods sold and other income, net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at September 30, 2019 and June 30, 2019, was $43.6 million and $61.5 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at September 30, 2019, we expect to recognize into earnings $0.3 million of income on outstanding derivatives in the next 12 months.
The following represents gains and losses related to cash flow hedges:

	Three Months Ended September 30,
(in thousands)	2019	2018
Gains (losses) recognized in other comprehensive loss, net	$395	$(262)
Losses reclassified from accumulated other comprehensive loss into cost of goods sold and other income, net	$159	$532

No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the three months ended September 30, 2019 and 2018.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NET INVESTMENT HEDGES
As of September 30, 2019, we had certain foreign currency-denominated intercompany loans payable with total aggregate principal amounts of €22.5 million as net investment hedges to hedge the foreign exchange exposure of our net investment in our Euro-based subsidiaries. We recorded a gain of $1.1 million and $0.1 million as a component of foreign currency translation adjustments in other comprehensive loss for the three months ended September 30, 2019 and 2018, respectively.
As of September 30, 2019, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

Instrument	Notional (EUR in thousands)(2)	Notional (USD in thousands)(2)	Maturity
Foreign currency-denominated intercompany loan payable	28,326	30,871	June 26, 2022
(2) Includes principal and accrued interest.

6.	RESTRUCTURING AND RELATED CHARGES
FY20 Restructuring Actions
In the June quarter of fiscal 2019, we began implementing the current phase of restructuring associated with our simplification/modernization initiative. These actions are expected to reduce structural costs, improve operational efficiency and position the Company for long-term profitable growth. These actions are expected to be completed in fiscal 2020 and are expected to be primarily cash expenditures.
The pre-tax charges for these programs are expected to be in the range of $55 million to $65 million, which are expected to be 80 percent Industrial, 15 percent Infrastructure and 5 percent Widia. Total restructuring and related charges since inception of $21.3 million were recorded for this program through September 30, 2019 consisting of: $15.3 million in Industrial, $4.1 million in Infrastructure and $1.9 million in Widia.
FY21 Restructuring Actions
On July 11, 2019, we announced the initiation of restructuring actions in Germany associated with simplification/modernization, which are expected to reduce structural costs. These actions are expected to be completed by fiscal 2021 and are expected to be primarily cash expenditures.
The pre-tax charges for these programs are expected to be in the range of $60 million to $75 million, which is expected to be primarily in the Industrial segment. Total restructuring and related charges since inception of $0.9 million were recorded for this program through September 30, 2019 in the Industrial segment.
Restructuring and Related Charges Recorded
We recorded restructuring and related charges of $8.0 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively. Of these amounts, restructuring charges totaled $4.7 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively. Restructuring-related charges of $3.3 million were recorded in cost of goods sold for the three months ended September 30, 2019.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2019 and June 30, 2019, the total restructuring accrual is recorded in other current liabilities in our condensed consolidated balance sheet. The amount attributable to each segment is as follows:

(in thousands)	June 30, 2019	Expense	Asset Write-Down	Translation	Cash Expenditures	September 30, 2019
Industrial
Severance	$8,863	$2,030	$—	$(343)	$(2,742)	$7,808
Facilities	—	1,049	(1,049)	—	—	—
Other	35	4	—	(2)	(7)	30
Total Industrial	$8,898	$3,083	$(1,049)	$(345)	$(2,749)	$7,838

Widia
Severance	$2,306	$140	$—	$(24)	$(189)	$2,233
Facilities	—	—	—	—	—	—
Other	24	—	—	—	—	24
Total Widia	$2,330	$140	$—	$(24)	$(189)	$2,257

Infrastructure
Severance	$7,956	$1,311	$—	$(221)	$(1,770)	$7,276
Facilities	—	142	(142)	—	—	—
Other	28	2	—	(1)	(4)	25
Total Infrastructure	$7,984	$1,455	$(142)	$(222)	$(1,774)	$7,301
Total	$19,212	$4,678	$(1,191)	$(591)	$(4,712)	$17,396

7.	STOCK-BASED COMPENSATION
Stock Options
Changes in our stock options for the three months ended September 30, 2019 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2019	781,673	$33.92
Exercised	(17,152)	21.48
Lapsed or forfeited	(33,592)	42.78
Options outstanding, September 30, 2019	730,929	$33.80	3.5	$1,699
Options vested, September 30, 2019	730,929	$33.80	3.5	$1,699
Options exercisable, September 30, 2019	730,929	$33.80	3.5	$1,699

As of September 30, 2019, there was no unrecognized compensation cost related to options outstanding.
All options were fully vested as of September 30, 2019. Fair value of options vested during the three months ended September 30, 2018 was $1.0 million. The amount of cash received from the exercise of capital stock options during the three months ended September 30, 2019 and 2018 was $0.1 million and $3.1 million, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2019 and 2018 was $0.2 million and $1.4 million, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Units – Performance Vesting and Time Vesting
Changes in our performance vesting and time vesting restricted stock units for the three months ended September 30, 2019 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2019	405,230	$35.58	926,927	$36.43
Granted	275,216	28.74	612,036	27.90
Vested	(146,377)	27.08	(390,570)	32.87
Performance metric adjustments, net	32,707	32.79	—	—
Forfeited	(1,440)	39.26	(4,852)	37.68
Unvested, September 30, 2019	565,336	$34.28	1,143,541	$33.08
During the three months ended September 30, 2019 and 2018, compensation expense related to time vesting and performance vesting restricted stock units was $7.8 million. As of September 30, 2019, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $33.4 million and is expected to be recognized over a weighted average period of 2.3 years.

8.	PENSION AND OTHER POSTRETIREMENT BENEFITS
The table below summarizes the components of net periodic pension income:

	Three Months Ended September 30,
(in thousands)	2019	2018
Service cost	$450	$411
Interest cost	6,824	7,990
Expected return on plan assets	(13,456)	(13,462)
Amortization of transition obligation	22	23
Amortization of prior service cost (credit)	12	(5)
Recognition of actuarial losses	2,595	1,695
Settlement gain	(122)	—
Net periodic pension income	$(3,675)	$(3,348)

The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended September 30,
(in thousands)	2019	2018
Interest cost	$101	$153
Amortization of prior service credit	(69)	(22)
Recognition of actuarial loss	64	62
Net periodic other postretirement benefit cost	$96	$193

The service cost component of net periodic pension income is reported as a component of cost of goods sold and operating expense. All other components of net periodic pension income and net periodic other postretirement benefit cost are reported as a component of other income, net.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 40 percent and 41 percent of total inventories at September 30, 2019 and June 30, 2019, respectively. Inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year; therefore, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs and are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

(in thousands)	September 30, 2019	June 30, 2019
Finished goods	$335,437	$311,684
Work in process and powder blends	200,915	246,414
Raw materials	84,581	95,620
Inventories at current cost	620,933	653,718
Less: LIFO valuation	(63,800)	(82,142)
Total inventories	$557,133	$571,576

10.	LEASES
At the inception of our contracts we determine if the contract is or contains a lease. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement. For leases that do not have a readily determinable implicit rate, we use a discount rate based on our incremental borrowing rate, which is determined considering factors such as the lease term, our credit rating and the economic environment of the location of the lease as of the commencement date.
We account for non-lease components separately from lease components. These costs often relate to the payments for a proportionate share of real estate taxes, insurance, common area maintenance and other operating costs in addition to base rent. We also do not recognize ROU assets and liabilities for leases with an initial term of 12 months or less. Lease costs associated with leases of less than 12 months were $2.1 million for the three months ended September 30, 2019.
As a lessee, we have various operating lease agreements primarily related to real estate, vehicles and office and plant equipment. The Company’s real estate leases, which are comprised primarily of manufacturing, warehousing, office and administration facilities, represent a majority of our lease liability. Our lease payments are largely fixed. Any variable lease payments, including utilities, common area maintenance and repairs and maintenance, are expensed during the period incurred. Variable lease costs were immaterial for the three months ended September 30, 2019. A majority of our real estate leases include options to extend the lease and options to early terminate the lease. Leases with an early termination option generally involve a termination payment. We review all options to extend, terminate, or purchase the ROU assets at the inception of the lease and account for these options when they are reasonably certain of being exercised. Our lease agreements generally do not contain any material residual value guarantees or materially restrictive covenants. The Company does not have any material leases that have been signed but not commenced, and we did not have any lease transactions with related parties.
The weighted average remaining lease term and discount rate for our operating leases were approximately 8.5 years and 3.3 percent, respectively, at September 30, 2019.
Operating lease expense is recognized on a straight-line basis over the lease term and is included in operating expense on our consolidated statement of income. Operating lease cost was $4.1 million for the three months ended September 30, 2019.
The following table sets forth supplemental cash flow information related to our operating leases:

(in thousands)	Three Months Ended September 30, 2019
Operating cash flows from operating leases	$3,840
ROU assets obtained in exchange for new operating lease liabilities	$580

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the maturities of our operating lease liabilities and reconciles the respective undiscounted payments to the operating lease liabilities in the condensed consolidated balance sheet as of September 30, 2019:

Year Ended June 30, (in thousands)	September 30, 2019
Remaining nine months of 2020	$11,317
2021	10,748
2022	6,499
2023	3,962
2024	2,394
Thereafter	16,411
Total undiscounted operating lease payments	$51,331
Less: discount to net present value	7,437
Total operating lease liabilities	$43,894

The following table sets forth the future minimum lease payments for non-cancelable operating leases as of the year ended June 30, 2019:

Year Ended June 30, (in thousands)	June 30, 2019
2020	$17,074
2021	12,212
2022	6,693
2023	4,294
2024	2,636
Thereafter	17,168
Total future minimum lease payments	$60,077

11.	LONG-TERM DEBT
Our five-year, multi-currency, revolving credit facility, as amended and restated in June 2018 (Credit Agreement), provides for revolving credit loans of up to $700 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the Credit Agreement). We were in compliance with all such covenants as of September 30, 2019. We had no borrowings outstanding under the Credit Agreement as of September 30, 2019 and June 30, 2019. Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries. The Credit Agreement matures in June 2023.
Fixed rate debt had a fair market value of $627.6 million and $622.0 million at September 30, 2019 and June 30, 2019, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of September 30, 2019 and June 30, 2019, respectively.

12.	ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.
We establish and maintain reserves for certain potential environmental liabilities. At September 30, 2019 and June 30, 2019, the balances of these reserves were $12.2 million and $12.4 million, respectively. These reserves represent anticipated costs associated with potential remedial requirements and are generally not discounted.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The reserves we have established for potential environmental liabilities represent our best current estimate of the costs of addressing all identified environmental situations, based on our review of currently available evidence, and taking into consideration our prior experience in remediation and that of other companies, as well as public information released by the United States Environmental Protection Agency (USEPA), other governmental agencies and by the Potentially Responsible Party (PRP) groups in which we are participating. Although our reserves currently appear to be sufficient to cover these potential environmental liabilities, there are uncertainties associated with environmental liabilities, and we can give no assurance that our estimate of any environmental liability will not increase or decrease in the future. The reserved and unreserved liabilities for all environmental concerns could change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs and the involvement of and direction taken by the government on these matters.
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

The effective income tax rates for the three months ended September 30, 2019 and 2018 were 33.7 percent and 24.9 percent, respectively. The increase is primarily due to the change in the jurisdictional mix caused by expected restructuring and related charges and the Base Erosion Anti-Abuse Tax (BEAT). The prior year rate includes a discrete charge of $1.0 million related to the one-time tax that was imposed on our unremitted foreign earnings under the Tax Cuts and Jobs Act of 2017 (TCJA).
Swiss tax reform effective January 1, 2020 was enacted in October 2019. We are in the process of evaluating the provisions of this new law and its effect on our tax provision, and will complete this evaluation in the December quarter of fiscal 2020.

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
The following tables provide the computation of diluted shares outstanding for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
(in thousands)	2019	2018
Weighted-average shares outstanding during period	82,881	82,105
Add: Unexercised stock options and unvested restricted stock units	606	1,089
Number of shares on which diluted earnings per share is calculated	83,487	83,194
Unexercised stock options with an exercise price greater than the average market price and restricted stock units not included in the computation because they were anti-dilutive	649	279

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the three months ending September 30, 2019 and 2018 is as follows:

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2019	$103,026	$528,827	$1,076,862	$(373,543)	$39,532	$1,374,704
Net income	—	—	6,466	—	944	7,410
Other comprehensive loss	—	—	—	(28,891)	(1,392)	(30,283)
Dividend reinvestment	2	51	—	—	—	53
Capital stock issued under employee benefit and stock plans(3)	516	1,868	—	—	—	2,384
Purchase of capital stock	(2)	(51)	—	—	—	(53)
Cash dividends	—	—	(16,565)		—	(16,565)
Total equity, September 30, 2019	$103,542	$530,695	$1,066,763	$(402,434)	$39,084	$1,337,650

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2018	$102,058	$511,909	$900,683	$(320,325)	$36,002	$1,230,327
Net income	—	—	56,699	—	1,725	58,424
Other comprehensive loss	—	—	—	(13,008)	(1,232)	(14,240)
Dividend reinvestment	2	52	—	—	—	54
Capital stock issued under employee benefit and stock plans(3)	557	5,440	—	—	—	5,997
Purchase of capital stock	(2)	(52)	—	—	—	(54)
Cash dividends	—	—	(16,399)	—	—	(16,399)
Total equity, September 30, 2018	$102,615	$517,349	$940,983	$(333,333)	$36,495	$1,264,109

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
The components of, and changes in, accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the three months ended September 30, 2019:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2019	$(222,270)	$(147,595)	$(3,678)	$(373,543)
Other comprehensive income (loss) before reclassifications	2,607	(34,034)	395	(31,032)
Amounts reclassified from AOCL	1,960	—	181	2,141
Net current period other comprehensive income (loss)	4,567	(34,034)	576	(28,891)
AOCL, September 30, 2019	$(217,703)	$(181,629)	$(3,102)	$(402,434)

Attributable to noncontrolling interests:
Balance, June 30, 2019	$—	$(3,450)	$—	$(3,450)
Other comprehensive loss before reclassifications	—	(1,392)	—	(1,392)
Net current period other comprehensive loss	—	(1,392)	—	(1,392)
AOCL, September 30, 2019	$—	$(4,842)	$—	$(4,842)

The components of, and changes in, AOCL were as follows, net of tax, for the three months ended September 30, 2018:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2018	$(187,755)	$(127,347)	$(5,223)	$(320,325)
Other comprehensive income (loss) before reclassifications	318	(14,971)	(262)	(14,915)
Amounts reclassified from AOCL	1,312	—	595	1,907
Net current period other comprehensive income (loss)	1,630	(14,971)	333	(13,008)
AOCL, September 30, 2018	$(186,125)	$(142,318)	$(4,890)	$(333,333)

Attributable to noncontrolling interests:
Balance, June 30, 2018	$—	$(2,913)	$—	$(2,913)
Other comprehensive loss before reclassifications	—	(1,232)	—	(1,232)
Net current period other comprehensive loss	—	(1,232)	—	(1,232)
AOCL, September 30, 2018	$—	$(4,145)	$—	$(4,145)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications out of AOCL for the three months ended September 30, 2019 and 2018 consisted of the following:

	Three Months Ended September 30,
(in thousands)	2019	2018	Affected line item in the Income Statement
Gains and losses on cash flow hedges:
Forward starting interest rate swaps	$611	$588	Interest expense
Currency exchange contracts	(371)	200	Cost of goods sold and other income, net
Total before tax	240	788
Tax impact	(59)	(193)	Provision for income taxes
Net of tax	$181	$595

Pension and other postretirement benefits:
Amortization of transition obligations	$22	$23	Other income, net
Amortization of prior service credit	(57)	(27)	Other income, net
Recognition of actuarial losses	2,659	1,757	Other income, net
Total before tax	2,624	1,753
Tax impact	(664)	(441)	Provision for income taxes
Net of tax	$1,960	$1,312

The amount of income tax allocated to each component of other comprehensive loss for the three months ended September 30, 2019 and 2018 were as follows:

		2019			2018
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges	$523	$(128)	$395	$(347)	$85	$(262)
Reclassification of unrealized loss on derivatives designated and qualified as cash flow hedges	240	(59)	181	788	(193)	595
Unrecognized net pension and other postretirement benefit gain	3,469	(862)	2,607	412	(94)	318
Reclassification of net pension and other postretirement benefit loss	2,624	(664)	1,960	1,753	(441)	1,312
Foreign currency translation adjustments	(35,579)	153	(35,426)	(16,270)	67	(16,203)
Other comprehensive loss	$(28,723)	$(1,560)	$(30,283)	$(13,664)	$(576)	$(14,240)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.	GOODWILL AND OTHER INTANGIBLE ASSETS
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such carrying amounts, is as follows:

(in thousands)	Industrial	Widia	Infrastructure	Total
Gross goodwill	$409,912	$40,941	$633,211	$1,084,064
Accumulated impairment losses	(137,204)	(13,638)	(633,211)	(784,053)
Balance as of June 30, 2019	$272,708	$27,303	$—	$300,011

Activity for the three months ended September 30, 2019:
Change in gross goodwill due to translation	(5,170)	(257)	—	(5,427)

Gross goodwill	404,742	40,684	633,211	1,078,637
Accumulated impairment losses	(137,204)	(13,638)	(633,211)	(784,053)
Balance as of September 30, 2019	$267,538	$27,046	$—	$294,584

The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	September 30, 2019		June 30, 2019
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract-based	3 to 15	—	—	7,062	(7,062)
Technology-based and other	4 to 20	45,992	(32,085)	46,228	(31,890)
Customer-related	10 to 21	203,871	(96,154)	205,213	(94,711)
Unpatented technology	10 to 30	31,549	(15,972)	31,702	(15,492)
Trademarks	5 to 20	14,695	(9,577)	14,755	(9,352)
Trademarks	Indefinite	14,389	—	14,545	—
Total		$310,496	$(153,788)	$319,505	$(158,507)

18.	SEGMENT DATA
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
Our sales and operating income (loss) by segment are as follows:

	Three Months Ended September 30,
(in thousands)	2019	2018
Sales:
Industrial	$280,028	$320,559
Widia	44,057	48,672
Infrastructure	194,003	217,456
Total sales	$518,088	$586,687
Operating income (loss):
Industrial	$21,271	$58,542
Widia	(1,965)	2,093
Infrastructure	(2,690)	23,860
Corporate	(240)	(1,343)
Total operating income	16,376	83,152
Interest expense	7,881	8,097
Other income, net	(2,681)	(2,761)
Income from continuing operations before income taxes	$11,176	$77,816

The following table presents Kennametal's revenue disaggregated by geography:

	Three Months Ended
	September 30, 2019				September 30, 2018
(in thousands)	Industrial	Widia	Infrastructure	Total Kennametal	Industrial	Widia	Infrastructure	Total Kennametal
Americas	42%	48%	63%	50%	39%	45%	65%	49%
EMEA	38	26	18	30	40	24	15	29
Asia Pacific	20	26	19	20	21	31	20	22
The following tables presents Kennametal's revenue disaggregated by end market:

	Three Months Ended September 30, 2019
(in thousands)	Industrial	Widia	Infrastructure	Total Kennametal
General engineering	44%	100%	34%	45%
Transportation	33	—	—	18
Aerospace	14	—	—	7
Energy	9	—	29	16
Earthworks	—	—	37	14

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended September 30, 2018
(in thousands)	Industrial	Widia	Infrastructure	Total Kennametal
General engineering	43%	100%	32%	44%
Transportation	35	—	—	19
Aerospace	13	—	—	7
Energy	9	—	34	17
Earthworks	—	—	34	13

19.	SUBSEQUENT EVENTS
On October 8, 2019, the Company signed a definitive agreement with Advanced Metallurgical Group N.V. to sell certain assets of the non-core specialty alloys and metals business located in New Castle, Pennsylvania. The transaction is expected to close during the December quarter of fiscal 2020. The carrying value of the assets, classified as held and used in the condensed consolidated balance sheets, is approximately $27 million as of September 30, 2019.

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
Our standard and custom product offering spans metalworking and wear applications including turning, milling, hole making, tooling systems and services, as well as specialized wear components and metallurgical powders. End users of our metalworking products include manufacturers engaged in a diverse array of industries including: the manufacturers of transportation vehicles and components, machine tools and light and heavy machinery; airframe and aerospace components; and energy-related components for the oil and gas industry, as well as power generation. Our wear and metallurgical powders are used by producers and suppliers in equipment-intensive operations such as road construction, mining, quarrying, oil and gas exploration, refining, production and supply.
Throughout the MD&A, we refer to measures used by management to evaluate performance. We also refer to a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP), including organic sales decline, constant currency regional sales (decline) growth and constant currency end market sales decline. We provide the definitions of these non-GAAP financial measures at the end of the MD&A section as well as details on the use and derivation of these financial measures.
Our sales of $518.1 million for the quarter ended September 30, 2019 decreased 12 percent year-over-year, reflecting 11 percent organic sales decline and 2 percent unfavorable currency exchange effect, partially offset by a 1 percent favorable business day effect. We experienced significantly slower market conditions than we expected for the quarter across all regions and in our end markets, primarily general engineering, energy and transportation.
Operating income was $16.4 million, compared to $83.2 million in the prior year quarter. The decrease in operating income was primarily due to organic sales decline, higher raw material costs, unfavorable labor and fixed cost absorption in certain facilities due to lower volumes and simplification/modernization efforts in progress and greater restructuring and related charges, partially offset by incremental simplification/modernization benefits. Operating margin declined to 3.2 percent from 14.2 percent in the prior year quarter. Higher raw material costs, which are expected to abate in the second half of fiscal 2020, had a detrimental effect on year-over-year operating margin of approximately 360 basis points. Industrial segment operating margin was 7.6 percent, and Widia and Infrastructure segment operating loss margins were 4.5 percent and 1.4 percent, respectively.
Our capital structure and expected net cash flows from operating activities for the fiscal year enables us to deliver on our simplification/modernization investments as planned. Our structural cost reduction efforts are on schedule, including the proposed closures of three manufacturing locations and a distribution center. We recorded approximately $8 million of pre-tax restructuring and related charges in the quarter, and incremental pre-tax benefits from simplification/modernization restructuring were approximately $2 million in the quarter. Total benefits from simplification/modernization, including restructuring initiatives, were approximately $8 million in the quarter. We achieved annualized run-rate savings from simplification/modernization of approximately $58 million since inception.
As part of the FY20 Restructuring Actions, production was discontinued at our Lichtenau, Germany facility at the end of October. We expect to finalize negotiations with the relevant employee representatives in the December quarter of fiscal 2020.
As part of simplification/modernization initiatives, in October 2019 we signed a definitive agreement to sell certain assets of the non-core specialty alloys business located in New Castle, Pennsylvania. The transaction is expected to close during the December quarter of fiscal 2020. The carrying value of the assets, classified as held and used in the condensed consolidated balance sheets, is approximately $27 million as of September 30, 2019.
We reported current quarter earnings per diluted share (EPS) of $0.08. EPS for the current quarter includes restructuring and related charges of $0.09 per share. The earnings per diluted share of $0.68 in the prior year quarter included a discrete charge related to U.S. tax reform of $0.01 per share and restructuring and related charges of $0.01 per share.
We generated a net cash inflow from operating activities of $27.5 million during the three months ended September 30, 2019 compared to $9.2 million during the prior year quarter. Capital expenditures were $72.5 million and $43.3 million during the three months ended September 30, 2019 and 2018, respectively, with the increase primarily due to higher spending associated with our simplification/modernization initiatives.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF CONTINUING OPERATIONS

SALES
Sales for the three months ended September 30, 2019 were $518.1 million, a decrease of $68.6 million, or 12 percent, from $586.7 million in the prior year quarter. The decrease in sales was driven by 11 percent organic sales decline and 2 percent unfavorable currency exchange impact, partially offset by a 1 percent favorable business day effect.

	Three Months Ended September 30, 2019
(in percentages)	As Reported	Constant Currency
End market sales decline:
Energy	(20)%	(19)%
Transportation	(19)	(17)
General engineering	(9)	(8)
Earthworks	(3)	(1)
Aerospace	(3)	(1)
Regional sales decline:
Asia Pacific	(16)%	(15)%
Europe, the Middle East and Africa (EMEA)	(11)	(7)
Americas	(10)	(10)

GROSS PROFIT
Gross profit for the three months ended September 30, 2019 was $139.0 million, a decrease of $72.1 million from $211.1 million in the prior year quarter. The decrease was primarily due to organic sales decline, higher raw material costs, unfavorable volume-related labor and fixed cost absorption in certain facilities in part due to simplification/modernization efforts in progress, unfavorable foreign currency exchange impact of approximately $3 million and unfavorable mix, partially offset by incremental simplification/modernization benefits. Gross profit margin for the three months ended September 30, 2019 was 26.8 percent, as compared to 36.0 percent in the prior year quarter. Higher raw material costs, which are expected to abate in the second half of fiscal 2020, had a detrimental effect on year-over-year gross profit margin of approximately 360 basis points.

OPERATING EXPENSE
Operating expense for the three months ended September 30, 2019 was $114.2 million compared to $123.3 million for the three months ended September 30, 2018. The decrease was primarily due to lower incentive compensation expense, incremental restructuring simplification benefits and favorable currency exchange impact of approximately $2 million.
We invested further in technology and innovation to continue delivering high quality products to our customers. Research and development expenses included in operating expense totaled $10.4 million and $9.7 million for the three months ended September 30, 2019 and 2018, respectively.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESTRUCTURING AND RELATED CHARGES AND ASSET IMPAIRMENT CHARGES
FY20 Restructuring Actions
In the June quarter of fiscal 2019, we began implementing the current phase of restructuring associated with our simplification/modernization initiative. These actions are expected to reduce structural costs, improve operational efficiency and position the Company for long-term profitable growth and are currently estimated to achieve $35 million to $40 million of annualized savings by the end of fiscal 2020. These actions are expected to be completed in fiscal 2020 and are expected to be primarily cash expenditures.
The pre-tax charges for these programs are expected to be in the range of $55 million to $65 million, which are expected to be 80 percent Industrial, 15 percent Infrastructure and 5 percent Widia. Restructuring and related charges since inception of $21.3 million were recorded for this program through September 30, 2019 consisting of: $15.3 million in Industrial, $4.1 million in Infrastructure and $1.9 million in Widia. Inception to date, we have achieved annualized savings of approximately $2 million.
FY21 Restructuring Actions
On July 11, 2019, we announced the initiation of restructuring actions in Germany associated with simplification/modernization, which are expected to reduce structural costs with estimated annualized savings of $25 million to $30 million. These actions are expected to be completed by fiscal 2021 and are expected to be primarily cash expenditures.
The pre-tax charges for these programs are expected to be in the range of $60 million to $75 million, which is expected to be primarily in the Industrial segment. Restructuring and related charges since inception of $0.9 million were recorded for this program through September 30, 2019 in the Industrial segment.
Restructuring and Related Charges Recorded
We recorded restructuring and related charges of $8.0 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively. Of these amounts, restructuring charges totaled $4.7 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively. Restructuring-related charges of $3.3 million were recorded in cost of goods sold for the three months ended September 30, 2019.

INTEREST EXPENSE
Interest expense for the three months ended September 30, 2019 decreased to $7.9 million compared to $8.1 million for the three months ended September 30, 2018.
OTHER INCOME, NET
Other income for the three months ended September 30, 2019 decreased slightly to $2.7 million from $2.8 million during the three months ended September 30, 2018.

PROVISION FOR INCOME TAXES
The effective income tax rates for the three months ended September 30, 2019 and 2018 were 33.7 percent and 24.9 percent, respectively. The increase is primarily due to the change in the jurisdictional mix caused by expected restructuring and related charges and the Base Erosion Anti-Abuse Tax. The prior year rate includes a discrete charge of $1.0 million related to the one-time tax that was imposed on our unremitted foreign earnings under the Tax Cuts and Jobs Act of 2017.
Swiss tax reform effective January 1, 2020 was enacted in October 2019. We are in the process of evaluating the provisions of this new law and its effect on our tax provision, and will complete this evaluation in the December quarter of fiscal 2020.

BUSINESS SEGMENT REVIEW
We operate three reportable segments consisting of Industrial, Widia and Infrastructure. Expenses that are not allocated are reported in Corporate. Segment determination is based upon the manner in which we organize segments for making operating decisions and assessing performance and the availability of separate financial results.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our sales and operating income by segment are as follows:

	Three Months Ended September 30,
(in thousands)	2019	2018
Sales:
Industrial	$280,028	$320,559
Widia	44,057	48,672
Infrastructure	194,003	217,456
Total sales	$518,088	$586,687
Operating income (loss):
Industrial	$21,271	$58,542
Widia	(1,965)	2,093
Infrastructure	(2,690)	23,860
Corporate	(240)	(1,343)
Total operating income	16,376	83,152
Interest expense	7,881	8,097
Other income, net	(2,681)	(2,761)
Income from continuing operations before income taxes	$11,176	$77,816
INDUSTRIAL

	Three Months Ended September 30,
(in thousands, except operating margin)	2019	2018
Sales	$280,028	$320,559
Operating income	21,271	58,542
Operating margin	7.6%	18.3%

Three Months Ended September 30, 2019
(in percentages)
Organic sales decline	(11)%
Foreign currency exchange impact(1)	(2)
Sales decline	(13)%

	Three Months Ended September 30, 2019
(in percentages)	As Reported	Constant Currency
End market sales decline:
Transportation	(19)%	(17)%
General engineering	(11)	(9)
Energy	(9)	(8)
Aerospace	(3)	(1)
Regional sales decline:
Asia Pacific	(17)%	(15)%
EMEA	(15)	(12)
Americas	(8)	(7)

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended September 30, 2019, Industrial sales decreased 13 percent from the prior year quarter. Transportation sales declined in all regions due to continued weakness in market conditions, while general engineering sales declined in all regions due to an overall softening in global manufacturing activity. Energy sales decreased due to a decline in oil and gas drilling in the Americas, partially offset by continued strength in renewable energy in China. Sales in aerospace were down primarily due to large projects in the prior year that did not repeat. The sales decrease in Asia Pacific was primarily driven by declines in the transportation and general engineering end markets, partially offset by an increase in the energy end market. The sales decrease in EMEA was mostly due to a decline in the transportation end market, but also due to declines in the general engineering and energy markets, partially offset by an increase in the aerospace end market. The sales decrease in the Americas was driven primarily by declines in the general engineering and transportation end markets, but also due to declines in the energy and aerospace end markets.
For the three months ended September 30, 2019, Industrial operating income decreased by $37.3 million, driven primarily by organic sales decline, unfavorable volume-related labor and fixed cost absorption in certain facilities in part due to simplification/modernization efforts in progress, greater restructuring and related charges, higher raw material costs and higher compensation expense, partially offset by incremental simplification/modernization benefits and favorable mix. Higher raw material costs, which are expected to abate in the second half of fiscal 2020, had a detrimental effect on year-over-year operating margin of approximately 140 basis points.

WIDIA

	Three Months Ended September 30,
(in thousands)	2019	2018
Sales	$44,057	$48,672
Operating (loss) income	(1,965)	2,093
Operating margin	(4.5)%	4.3%

Three Months Ended September 30, 2019
(in percentages)
Organic sales decline	(10)%
Foreign currency exchange impact(1)	(1)
Business days impact(2)	2
Sales decline	(9)%

	Three Months Ended September 30, 2019
(in percentages)	As Reported	Constant Currency
Regional sales decline:
Asia Pacific	(24)%	(24)%
Americas	(3)	(3)
EMEA	(2)	—
For the three months ended September 30, 2019, Widia sales decreased 9 percent from the prior year quarter. The sales decrease in Asia Pacific was driven primarily by further deteriorating market conditions, specifically in India and China where the decline in auto production has affected distributors. The decrease in the Americas was primarily due to a slower U.S. manufacturing environment, partially offset by growth in products focused on aerospace applications. Sales in EMEA, despite the increasingly difficult market environment, were flat on a constant currency basis due to the growth in products focused on aerospace applications.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended September 30, 2019, Widia operating loss was $2.0 million compared to operating income of $2.1 million in the prior year quarter. The change was driven primarily by higher raw material costs, organic sales decline and higher manufacturing costs, partially offset by incremental simplification/modernization benefits. Higher raw material costs, which are expected to abate in the second half of fiscal 2020, had a detrimental effect on year-over-year operating margin of approximately 430 basis points.

INFRASTRUCTURE

	Three Months Ended September 30,
(in thousands)	2019	2018
Sales	$194,003	$217,456
Operating (loss) income	(2,690)	23,860
Operating margin	(1.4)%	11.0%

Three Months Ended September 30, 2019
(in percentages)
Organic sales decline	(11)%
Foreign currency exchange impact(1)	(1)
Business days impact(2)	1
Sales decline	(11)%

	Three Months Ended September 30, 2019
(in percentages)	As Reported	Constant Currency
End market sales decline:
Energy	(24)%	(24)%
General engineering	(5)	(4)
Earthworks	(3)	(1)
Regional sales growth (decline):
Americas	(14)%	(14)%
Asia Pacific	(13)	(11)
EMEA	5	9
For the three months ended September 30, 2019, Infrastructure sales decreased by 11 percent from the prior year quarter. The U.S. oil and gas market drove year-over-year decline in the energy market with average U.S. land rig counts down 14 percent compared to the prior year quarter. The decline in general engineering was driven by slower economic conditions in the Americas and Asia Pacific, offset partially by increased defense-related business in EMEA. Earthworks end market sales were down year-over-year due to softness in mining in the Americas and Asia Pacific, partially offset by growth in Americas construction. The sales decrease in the Americas was primarily driven by a decline in the energy end market, while the decrease in Asia Pacific was primarily due to declines in the general engineering and earthworks end markets. The sales increase in EMEA was driven primarily by growth in the general engineering end market, partially offset by declines in both the earthworks and energy end markets.
For the three months ended September 30, 2019, Infrastructure operating loss was $2.7 million compared to operating income of $23.9 million in the prior year quarter. The change was driven primarily by higher raw material costs, unfavorable mix along with organic sales decline and higher manufacturing costs, partially offset by incremental simplification/modernization benefits. Higher raw material costs, which are expected to abate in the second half of fiscal 2020, had a detrimental effect on year-over-year operating margin of approximately 660 basis points.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CORPORATE

	Three Months Ended September 30,
(in thousands)	2019	2018
Corporate expense	$(240)	$(1,343)
For the three months ended September 30, 2019, Corporate expense decreased by $1.1 million from the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations is the primary source of funding for our capital expenditures. For the three months ended September 30, 2019, cash flow provided by operating activities was $27.5 million, primarily due to the net inflow from net income with adjustments for non-cash items, partially offset by a net outflow from changes in other assets and liabilities.
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
The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the Credit Agreement). We were in compliance with all such covenants as of September 30, 2019. For the three months ended September 30, 2019, average daily borrowings outstanding under the Credit Agreement were approximately $1.9 million. We had no borrowings outstanding under the Credit Agreement as of September 30, 2019 and June 30, 2019. Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries.
We consider the majority of the unremitted earnings of our non-U.S. subsidiaries to be permanently reinvested. With regard to these unremitted earnings, we have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. With regard to the small portion of unremitted earnings that are not indefinitely reinvested, we maintain a deferred tax liability for foreign withholding and U.S. state income taxes.
In 2012, we received an assessment from the Italian tax authority that denied certain tax deductions primarily related to our 2008 tax return. Attempts at negotiating a reasonable settlement with the tax authority were unsuccessful; and as a result, we decided to litigate the matter. While the outcome of the litigation is still pending, the authority has served notice requiring payment in the amount of €36 million. Accordingly, we will request a stay and expect not to make a payment in connection with this assessment. We continue to believe that the assessment is baseless and accordingly, no income tax liability has been recorded in connection with this assessment in any period. However, if the Italian tax authority were to be successful in litigation, settlement of the amount alleged by the Italian tax authority would result in an increase to income tax expense for as much as €36 million, or $40 million, of which penalties and interest is €20 million, or $23 million.
At September 30, 2019, cash and cash equivalents were $113.5 million, Total Kennametal Shareholders' equity was $1,298.6 million and total debt was $596.4 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers. There have been no material changes in our contractual obligations and commitments since June 30, 2019.
Cash Flow Provided by Operating Activities
During the three months ended September 30, 2019, cash flow provided by operating activities was $27.5 million, compared to $9.2 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $48.9 million and changes in certain assets and liabilities netting to an outflow of $21.3 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $47.1 million, a decrease in accrued income taxes of $6.7 million and a decrease in accrued pension and postretirement benefits of $6.3 million. Partially offsetting these cash outflows was a decrease in accounts receivable of $41.6 million and a decrease in inventories of $2.7 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the three months ended September 30, 2018, cash flow provided by operating activities consisted of net income and non-cash items amounting to an inflow of $94.5 million and changes in certain assets and liabilities netting to an outflow of $85.3 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $52.7 million, an increase in inventories $48.6 million due in part to increasing demand and raw material price increases and a decrease in accrued pension and postretirement benefits of $4.3 million. Partially offsetting these cash outflows was an increase in accrued income taxes of $9.5 million and a decrease in accounts receivable of $9.0 million.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $71.9 million for the three months ended September 30, 2019, compared to $42.4 million for the prior year period. During the current year period, cash flow used for investing activities included capital expenditures, net of $72.1 million, which consisted primarily of simplification/modernization initiatives and equipment upgrades.
For the three months ended September 30, 2018, cash flow used for investing activities included capital expenditures, net of $42.4 million, which consisted primarily of equipment upgrades and modernization initiatives.
Cash Flow Used for Financing Activities
Cash flow used for financing activities was $20.0 million for the three months ended September 30, 2019 compared to $418.9 million in the prior year period. During the current year period, cash flow used for financing activities included $16.6 million of cash dividends paid to Shareholders and $5.8 million of the effect of employee benefit and stock plans and dividend reinvestment, partially offset by a net increase in notes payable of $3.3 million.
For the three months ended September 30, 2018, cash flow used for financing activities included $400.0 million of term debt repayments from the early extinguishment of our 2.650 percent Senior Unsecured Notes, $16.4 million of cash dividends paid to Shareholders and $2.4 million of the effect of employee benefit and stock plans and dividend reinvestment.

FINANCIAL CONDITION
Working capital was $646.7 million at September 30, 2019, a decrease of $82.4 million from $729.1 million at June 30, 2019. The decrease in working capital was primarily driven by a decrease in cash and cash equivalents of $68.5 million; a decrease in accounts receivable of $52.2 million due primarily to a decline in sales, a decrease in inventories of $14.4 million and the addition of current operating lease liabilities of $13.6 million due to the adoption of the new lease accounting standard without a restatement of prior periods. Partially offsetting these items was a decrease in accrued expenses of $22.9 million primarily due to payroll timing and lower accrued vacation pay, a decrease in other current liabilities of $17.8 million primarily due to bonus payments, a decrease in accounts payable of $14.2 million and an increase in other current assets of $9.7 million. Currency exchange rate effects decreased working capital by a total of approximately $18 million, the impact of which is included in the aforementioned changes.
Property, plant and equipment, net increased $29.4 million from $934.9 million at June 30, 2019 to $964.3 million at September 30, 2019, primarily due to capital additions of $72.7 million, partially offset by depreciation expense of $27.3 million, a negative currency exchange impact of approximately $14 million and disposals of $1.7 million.
At September 30, 2019, other assets were $569.7 million, an increase of $39.2 million from $530.5 million at June 30, 2019. The primary driver for the increase was the addition of operating lease ROU assets of $43.8 million the quarter due to the adoption of the new lease accounting standard without a restatement of prior periods and an increase in other assets of $6.7 million primarily due to an increase in pension plan assets, partially offset by a decrease in goodwill of $5.4 million primarily due to unfavorable currency exchange effects and a $4.3 million decrease in other intangible assets, which was due to amortization expense of $3.7 million and unfavorable currency exchange effects of approximately $1 million.
Kennametal Shareholders' equity was $1,298.6 million at September 30, 2019, a decrease of $36.6 million from $1,335.2 million at June 30, 2019. The decrease was primarily due to unfavorable currency exchange effects of $34.0 million and cash dividends paid to Shareholders of $16.6 million, partially offset by net income attributable to Kennametal of $6.5 million, pension and other postretirement benefit effects in other comprehensive loss of $4.6 million and capital stock issued under employee benefit and stock plans of $2.4 million.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES
There have been no changes to our critical accounting policies since June 30, 2019.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Goodwill and Indefinite-Lived Intangible Assets The fair values of our reporting units are determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit. We evaluate the recoverability of goodwill and other indefinite-lived intangible asset using a discounted cash flow analysis based on projected financial information. We perform our annual impairment tests for the June quarter in connection with our annual planning process unless there are impairment indicators based on the results of an ongoing cumulative qualitative assessment that warrants a test prior to that quarter. For the Widia reporting unit, recently certain macroeconomic factors have deteriorated, and as such we considered the potential for impairment of the carrying values of the Widia reporting unit goodwill and indefinite-lived trademark of $27.0 million and $14.4 million, respectively. While our review did not indicate an impairment triggering event as of September 30, 2019, it did indicate a likely decrease in the excess of fair value over carrying value compared to our most recent impairment test during the June quarter of fiscal 2019. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible impairment test will prove to be an accurate prediction of the future. Certain events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair values of our reporting units and of the indefinite-lived trademark may include such items as: (i) a decrease in expected future cash flows, specifically, a further decrease in sales volume driven by a prolonged weakness in customer demand or other pressures adversely affecting our long-term sales trends; (ii) inability to achieve the anticipated benefits from simplification/modernization and other cost reduction programs and (iii) inability to achieve the sales from our strategic growth initiatives.

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
Organic sales growth (decline) Organic sales growth (decline) is a non-GAAP financial measure of sales growth (decline) (which is the most directly comparable GAAP measure) excluding the impacts of acquisitions, divestitures, business days and foreign currency exchange from year-over-year comparisons. We believe this measure provides investors with a supplemental understanding of underlying sales trends by providing sales growth decline on a consistent basis. Also, we report organic sales growth (decline) at the consolidated and segment levels.
Constant currency end market sales growth (decline) Constant currency end market sales growth (decline) is a non-GAAP financial measure of sales decline (which is the most directly comparable GAAP measure) by end market excluding the impacts of acquisitions, divestitures and foreign currency exchange from year-over-year comparisons. We note that, unlike organic sales growth (decline), constant currency end market sales growth (decline) does not exclude the impact of business days. We believe this measure provides investors with a supplemental understanding of underlying end market trends by providing end market sales growth (decline) on a consistent basis. Also, we report constant currency end market sales growth (decline) at the consolidated and segment levels. Widia sales are reported only in the general engineering end market. Therefore, we do not provide constant currency end market sales growth (decline) for the Widia segment and, thus, do not include a reconciliation for that metric.

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
Reconciliations of organic sales growth to sales growth (decline) are as follows:

Three Months Ended September 30, 2019	Industrial	Widia	Infrastructure	Total
Organic sales growth decline	(11)%	(10)%	(11)%	(11)%
Foreign currency exchange impact(1)	(2)	(1)	(1)	(2)
Business days impact(2)	—	2	1	1
Sales decline	(13)%	(9)%	(11)%	(12)%
Reconciliations of constant currency end market sales decline to end market sales growth decline(3), are as follows:

Industrial
Three Months Ended September 30, 2019	General engineering	Transportation	Aerospace	Energy
Constant currency end market sales decline	(9)%	(17)%	(1)%	(8)%
Foreign currency exchange impact(1)	(2)	(2)	(2)	(1)
End market sales decline(3)	(11)%	(19)%	(3)%	(9)%

Infrastructure
Three Months Ended September 30, 2019	Energy	Earthworks	General engineering
Constant currency end market sales decline	(24)%	(1)%	(4)%
Foreign currency exchange impact(1)	—	(2)	(1)
End market sales decline(3)	(24)%	(3)%	(5)%

Total
Three Months Ended September 30, 2019	General engineering	Transportation	Aerospace	Energy	Earthworks
Constant currency end market sales decline	(8)%	(17)%	(1)%	(19)%	(1)%
Foreign currency exchange impact(1)	(1)	(2)	(2)	(1)	(2)
End market sales decline(3)	(9)%	(19)%	(3)%	(20)%	(3)%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reconciliations of constant currency regional sales growth (decline) to reported regional sales growth (decline)(4), are as follows:

	Three Months Ended September 30, 2019
	Americas	EMEA	Asia Pacific
Industrial
Constant currency regional sales decline	(7)%	(12)%	(15)%
Foreign currency exchange impact(1)	(1)	(3)	(2)
Regional sales decline(4)	(8)%	(15)%	(17)%

Widia
Constant currency regional sales decline	(3)%	—%	(24)%
Foreign currency exchange impact(1)	—	(2)	—
Regional sales decline(4)	(3)%	(2)%	(24)%

Infrastructure
Constant currency regional sales (decline) growth	(14)%	9%	(11)%
Foreign currency exchange impact(1)	—	(4)	(2)
Regional sales (decline) growth(4)	(14)%	5%	(13)%

Total
Constant currency regional sales decline	(10)%	(7)%	(15)%
Foreign currency exchange impact(1)	—	(4)	(1)
Regional sales decline(4)	(10)%	(11)%	(16)%
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk exposures since June 30, 2019.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at September 30, 2019 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2019	12,516	$34.22	—	10,100,100
August 1 through August 31, 2019	125,330	33.08	—	10,100,100
September 1 through September 30, 2019	1,373	30.91	—	10,100,100
Total	139,219	$33.16	—

(1)
During the current period, 1,875 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 137,344 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.

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
Filed herewith.
(101)	XBRL
(101.INS) (3)	XBRL Instance Document	Filed herewith.
(101.SCH) (4)	XBRL Taxonomy Extension Schema Document	Filed herewith.
(101.CAL) (4)	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
(101.DEF) (4)	XBRL Taxonomy Definition Linkbase	Filed herewith.
(101.LAB) (4)	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
(101.PRE) (4)	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

(3)	The instance document does not appear in the Interactive Data File because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

(4)
Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statement of Income for the three months ended September 30, 2019 and 2018, (ii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended September 30, 2019 and 2018, (iii) the Condensed Consolidated Balance Sheet at September 30, 2019 and June 30, 2019, (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2019 and 2018 and (v) Notes to Condensed Consolidated Financial Statements for the three months ended September 30, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date:	November 6, 2019	By:	/s/ Patrick S. Watson
Patrick S. Watson Vice President Finance and Corporate Controller