Form 10-Q
period 2019-12-31
KENNAMETAL INC
filed 2020-02-04
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 1-5318
KENNAMETAL INC.
(Exact name of registrant as specified in its charter)

Pennsylvania		25-0900168
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

525 William Penn Place
Suite 3300
Pittsburgh,	Pennsylvania	15219
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (412) 248-8000

600 Grant Street	Suite 5100	Pittsburgh,	Pennsylvania	15219-2706
(Former name, former address and former fiscal year, if changed since last report)
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
As of January 31, 2020, 82,898,074 shares of the Registrant’s Capital Stock, par value $1.25 per share, were outstanding.

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2019

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share amounts)	2019	2018	2019	2018
Sales	$505,080	$587,394	$1,023,168	$1,174,080
Cost of goods sold	373,062	388,796	752,170	764,389
Gross profit	132,018	198,598	270,998	409,691
Operating expense	107,548	114,635	221,739	237,920
Restructuring and asset impairment charges (Notes 7 and 18)	62,329	1,545	66,995	2,620
Loss on divestiture (Note 4)	6,517	—	6,517	—
Amortization of intangibles	3,262	3,560	7,008	7,141
Operating (loss) income	(47,638)	78,858	(31,261)	162,010
Interest expense	8,055	8,104	15,936	16,201
Other income, net	(4,211)	(4,022)	(6,891)	(6,782)
(Loss) income before income taxes	(51,482)	74,776	(40,306)	152,591
(Benefit) provision for income taxes	(45,253)	18,529	(41,487)	37,921
Net (loss) income	(6,229)	56,247	1,181	114,670
Less: Net (loss) income attributable to noncontrolling interests	(290)	1,549	653	3,274
Net (loss) income attributable to Kennametal	$(5,939)	$54,698	$528	$111,396
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic (loss) earnings per share	$(0.07)	$0.66	$0.01	$1.35
Diluted (loss) earnings per share	$(0.07)	$0.66	$0.01	$1.34
Dividends per share	$0.20	$0.20	$0.40	$0.40
Basic weighted average shares outstanding	83,075	82,331	82,979	82,218
Diluted weighted average shares outstanding	83,075	83,310	83,618	83,233

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2019	2018	2019	2018
Net (loss) income	$(6,229)	$56,247	$1,181	$114,670
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges	461	170	856	(91)
Reclassification of unrealized (gain) loss on derivatives designated and qualified as cash flow hedges	(393)	262	(212)	857
Unrecognized net pension and other postretirement benefit (loss) gain	(3,056)	871	(449)	1,194
Reclassification of net pension and other postretirement benefit loss	1,990	1,298	3,950	2,606
Foreign currency translation adjustments	25,751	(3,400)	(9,674)	(19,605)
Total other comprehensive income (loss), net of tax	24,753	(799)	(5,529)	(15,039)
Total comprehensive income (loss)	18,524	55,448	(4,348)	99,631
Less: comprehensive income (loss) attributable to noncontrolling interests	247	2,049	(201)	2,542
Comprehensive income (loss) attributable to Kennametal Shareholders	$18,277	$53,399	$(4,147)	$97,089
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	December 31, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$105,210	$182,015
Accounts receivable, less allowance for doubtful accounts of $10,693 and $10,083, respectively	310,379	379,855
Inventories (Note 10)	522,499	571,576
Other current assets	97,824	57,381
Total current assets	1,035,912	1,190,827
Property, plant and equipment:
Land and buildings	350,138	351,142
Machinery and equipment	1,886,074	1,804,871
Less accumulated depreciation	(1,227,574)	(1,221,118)
Property, plant and equipment, net	1,008,638	934,895
Other assets:
Goodwill (Note 18)	285,826	300,011
Other intangible assets, less accumulated amortization of $130,964 and $158,507, respectively (Note 18)	141,398	160,998
Operating lease right-of-use assets (Note 11)	50,153	—
Deferred income taxes	33,386	20,507
Other	67,720	49,031
Total other assets	578,483	530,547
Total assets	$2,623,033	$2,656,269
LIABILITIES
Current liabilities:
Notes payable to banks	2,102	157
Current operating lease liabilities (Note 11)	13,993	—
Accounts payable	173,160	212,908
Accrued income taxes	8,859	29,223
Accrued expenses	45,135	76,616
Other current liabilities	165,861	142,822
Total current liabilities	409,110	461,726
Long-term debt, less current maturities (Note 12)	593,223	592,474
Operating lease liabilities (Note 11)	36,415	—
Deferred income taxes	23,283	23,322
Accrued pension and postretirement benefits	170,918	174,003
Accrued income taxes	9,146	9,038
Other liabilities	33,911	21,002
Total liabilities	1,276,006	1,281,565
Commitments and contingencies
EQUITY (Note 16)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 82,894 and 82,421 shares issued, respectively	103,618	103,026
Additional paid-in capital	536,522	528,827
Retained earnings	1,044,247	1,076,862
Accumulated other comprehensive loss	(378,219)	(373,543)
Total Kennametal Shareholders’ Equity	1,306,168	1,335,172
Noncontrolling interests	40,859	39,532
Total equity	1,347,027	1,374,704
Total liabilities and equity	$2,623,033	$2,656,269
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Six Months Ended December 31,
(in thousands)	2019	2018
OPERATING ACTIVITIES
Net income	$1,181	$114,670
Adjustments for non-cash items:
Depreciation	53,801	47,807
Amortization	7,008	7,141
Stock-based compensation expense	13,974	13,435
Restructuring and asset impairment charges (Notes 7 and 18)	17,708	(257)
Deferred income tax provision	(13,750)	1,512
Loss on divestiture (Note 4)	6,517	—
Other	350	2,109
Changes in certain assets and liabilities:
Accounts receivable	64,546	14,026
Inventories	34,329	(59,190)
Accounts payable and accrued liabilities	(28,548)	(82,828)
Accrued income taxes	(53,020)	7,995
Accrued pension and postretirement benefits	(12,101)	(9,760)
Other	(4,898)	4,841
Net cash flow provided by operating activities	87,097	61,501
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(147,532)	(88,076)
Disposals of property, plant and equipment	835	2,490
Proceeds from divestiture (Note 4)	23,950	—
Other	(922)	89
Net cash flow used for investing activities	(123,669)	(85,497)
FINANCING ACTIVITIES
Net increase in notes payable	1,927	2,473
Net increase in short-term revolving and other lines of credit	—	(174)
Term debt repayments	—	(400,000)
Purchase of capital stock	(106)	(107)
The effect of employee benefit and stock plans and dividend reinvestment	(5,583)	(2,182)
Cash dividends paid to Shareholders	(33,143)	(32,820)
Other	(1,779)	151
Net cash flow used for financing activities	(38,684)	(432,659)
Effect of exchange rate changes on cash and cash equivalents	(1,549)	(3,222)
CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(76,805)	(459,877)
Cash and cash equivalents, beginning of period	182,015	556,153
Cash and cash equivalents, end of period	$105,210	$96,276
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the "2019 Annual Report"). The condensed consolidated balance sheet as of June 30, 2019 was derived from the audited balance sheet included in our 2019 Annual Report. The interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the six months ended December 31, 2019 and 2018 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2020 is to the fiscal year ending June 30, 2020. When used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms "the Company," “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

2.	NEW ACCOUNTING STANDARDS
Adopted
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, "Leases: Topic 842," which replaces the existing guidance in ASC 840, Leases. The standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for substantially all leases. We adopted this ASU on July 1, 2019 using the modified retrospective transition approach with the optional transition relief that allows for a cumulative-effect adjustment in the period of adoption and without a restatement of prior periods. Therefore, prior period amounts were not adjusted and will continue to be reported under the accounting standards in effect for those periods. We determined that there was no cumulative-effect adjustment to beginning retained earnings on the condensed consolidated balance sheet. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward historical lease classification. Adoption of this ASU resulted in the recording of lease liabilities of approximately $49 million with the offset to lease ROU assets of $49 million as of July 1, 2019. The standard did not materially impact our condensed consolidated statement of income and our condensed consolidated statement of cash flows. Refer to Note 11 for additional disclosures regarding the adoption of this new standard.
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
Issued
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes by eliminating certain exceptions within ASC 740, Income Taxes, and clarifying certain aspects of the current guidance. This standard is effective for Kennametal beginning July 1, 2021, with early adoption permitted. The Company is in the process of assessing the impact the adoption of this guidance may have on our condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	Six Months Ended December 31,
(in thousands)	2019	2018
Cash paid during the period for:
Income taxes	$24,400	$28,414
Interest	13,953	16,745
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	(2,700)	(100)

4.	DIVESTITURE
During the three months ended December 31, 2019, we completed the sale of certain assets of the non-core specialty alloys and metals business within the Infrastructure segment located in New Castle, Pennsylvania to Advanced Metallurgical Group N.V. for an aggregate price of $24.0 million.
The net book value of these assets at closing was $29.5 million, and the pre-tax loss on divestiture recognized during the three months ended December 31, 2019 was $6.5 million. Transaction proceeds were primarily used for capital expenditures related to our simplification/modernization efforts.

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
Level 3: Inputs that are unobservable.
As of December 31, 2019, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$211	$—	$211
Total assets at fair value	$—	$211	$—	$211

Liabilities:
Derivatives (1)	$—	$200	$—	$200
Total liabilities at fair value	$—	$200	$—	$200

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2019, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$152	$—	$152
Total assets at fair value	$—	$152	$—	$152

Liabilities:
Derivatives (1)	$—	$55	$—	$55
Total liabilities at fair value	$—	$55	$—	$55
 (1) Currency derivatives are valued based on observable market spot and forward rates and are classified within Level 2 of the fair value hierarchy.
There have been no changes in classification and transfers between levels in the fair value hierarchy in the current period.

6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheet are as follows:

(in thousands)	December 31, 2019	June 30, 2019
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$211	$145
Total derivatives designated as hedging instruments	211	145
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	—	8
Other current liabilities - currency forward contracts	(200)	(56)
Total derivatives not designated as hedging instruments	(200)	(48)
Total derivatives	$11	$97

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

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2019	2018	2019	2018
Other income, net - currency forward contracts	$(1)	$(2)	$112	$76

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts are recorded in accumulated other comprehensive loss and are recognized as a component of cost of goods sold and other income, net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at December 31, 2019 and June 30, 2019, was $29.2 million and $61.5 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at December 31, 2019, we expect to recognize into earnings $0.1 million of expense on outstanding derivatives in the next 12 months.
The following represents gains and losses related to cash flow hedges:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2019	2018	2019	2018
Gains (losses) recognized in other comprehensive income (loss), net	$461	$170	$856	$(91)
Losses reclassified from accumulated other comprehensive loss into cost of goods sold and other income, net	$391	$565	$550	$1,097

No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the six months ended December 31, 2019 and 2018.
NET INVESTMENT HEDGES
As of December 31, 2019, we had certain foreign currency-denominated intercompany loans payable with total aggregate principal amounts of €42.5 million as net investment hedges to hedge the foreign exchange exposure of our net investment in our Euro-based subsidiaries. We recorded a loss of $1.2 million and a gain of $0.5 million as a component of foreign currency translation adjustments in other comprehensive loss for the three months ended December 31, 2019 and 2018, respectively. We recorded a loss of $0.1 million and a gain of $0.5 million as a component of foreign currency translation adjustments in other comprehensive loss for the six months ended December 31, 2019 and 2018, respectively.
As of December 31, 2019, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

Instrument	Notional (EUR in thousands)(2)	Notional (USD in thousands)(2)	Maturity
Foreign currency-denominated intercompany loan payable	€28,527	$32,060	June 26, 2022
Foreign currency-denominated intercompany loan payable	20,028	22,508	November 22, 2021
(2) Includes principal and accrued interest.

7.	RESTRUCTURING AND RELATED CHARGES
FY20 Restructuring Actions
In the June quarter of fiscal 2019, we began implementing the current phase of restructuring associated with our simplification/modernization initiative. These actions are expected to reduce structural costs, improve operational efficiency and position us for long-term profitable growth. These actions are expected to be completed in fiscal 2020 and are expected to be primarily cash expenditures.
The pre-tax charges for these programs are expected to be in the range of $55 million to $65 million, which are expected to be 80 percent Industrial, 15 percent Infrastructure and 5 percent Widia. Total restructuring and related charges since inception of $44.5 million were recorded for this program through December 31, 2019, consisting of: $36.6 million in Industrial, $5.8 million in Infrastructure and $2.2 million in Widia.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FY21 Restructuring Actions
On July 11, 2019, we announced the initiation of restructuring actions in Germany associated with simplification/modernization, which are expected to reduce structural costs. We have agreed with local employee representatives to downsize the Essen, Germany operations instead of the previously proposed closure. We are also evaluating the acceleration of other facility closures as part of these restructuring activities. These actions are expected to be completed by the end of fiscal 2021 and are expected to be primarily cash expenditures.
The pre-tax charges for these programs are expected to be in the range of $55 million to $65 million, which is expected to be primarily in the Industrial segment. Total restructuring and related charges since inception of $28.7 million were recorded for this program through December 31, 2019 in the Industrial segment.
Restructuring and Related Charges Recorded
We recorded restructuring and related charges of $51.3 million and $2.1 million for the three months ended December 31, 2019 and 2018, respectively. Of these amounts, restructuring charges for the three months ended December 31, 2019 totaled $48.0 million, of which $0.3 million were related to inventory and were recorded in cost of goods sold, and restructuring charges for the three months ended December 31, 2018 totaled $1.5 million. Restructuring-related charges of $3.3 million and $0.6 million were recorded in cost of goods sold for the three months ended December 31, 2019 and 2018, respectively.
We recorded restructuring and related charges of $59.3 million and $3.1 million for the six months ended December 31, 2019 and 2018, respectively. Of these amounts, restructuring charges for the six months ended December 31, 2019 totaled $52.7 million, of which $0.3 million were related to inventory and were recorded in cost of goods sold, and restructuring charges for the six months ended December 31, 2018 totaled $2.6 million. Restructuring-related charges of $6.6 million and $0.5 million were recorded in cost of goods sold for the six months ended December 31, 2019 and 2018, respectively.
As of December 31, 2019, $43.5 million and $13.0 million of the restructuring accrual is recorded in other current liabilities and other liabilities, respectively, in our condensed consolidated balance sheet. The restructuring accrual of $19.2 million as of June 30, 2019 is recorded in other current liabilities. The amount attributable to each segment is as follows:

(in thousands)	June 30, 2019	Expense	Asset Write-Down	Translation	Cash Expenditures	December 31, 2019
Industrial
Severance	$8,863	$47,429	$—	$325	$(10,337)	$46,280
Facilities	—	2,298	(2,298)	—	—	—
Other	35	4	—	—	(14)	25
Total Industrial	$8,898	$49,731	$(2,298)	$325	$(10,351)	$46,305

Widia
Severance	$2,306	$329	$—	$(21)	$(221)	$2,393
Facilities	—	24	(24)	—	—	—
Other	24	—	—	—	—	24
Total Widia	$2,330	$353	$(24)	$(21)	$(221)	$2,417

Infrastructure
Severance	$7,956	$1,870	$—	$(213)	$(1,863)	$7,750
Facilities	—	758	(758)	—	—	—
Other	28	2	—	(1)	(4)	25
Total Infrastructure	$7,984	$2,630	$(758)	$(214)	$(1,867)	$7,775
Total	$19,212	$52,714	$(3,080)	$90	$(12,439)	$56,497

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	STOCK-BASED COMPENSATION
Stock Options
Changes in our stock options for the six months ended December 31, 2019 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2019	781,673	$33.92
Exercised	(34,525)	26.62
Lapsed or forfeited	(42,544)	43.30
Options outstanding, December 31, 2019	704,604	$33.71	3.3	$3,757
Options vested, December 31, 2019	704,604	$33.71	3.3	$3,757
Options exercisable, December 31, 2019	704,604	$33.71	3.3	$3,757

As of December 31, 2019, there was no unrecognized compensation cost related to options outstanding.
All options were fully vested as of December 31, 2019. Fair value of options vested during the six months ended December 31, 2018 was $1.2 million. The amount of cash received from the exercise of options during the six months ended December 31, 2019 and 2018 was $0.7 million and $3.9 million, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2019 and 2018 was $0.3 million and $1.8 million, respectively.
Restricted Stock Units – Performance Vesting and Time Vesting
Changes in our performance vesting and time vesting restricted stock units for the six months ended December 31, 2019 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2019	405,230	$35.58	926,927	$36.43
Granted	275,216	28.74	619,154	27.95
Vested	(146,377)	27.09	(435,815)	33.79
Performance metric adjustments, net	32,707	32.79	—	—
Forfeited	(1,440)	39.26	(8,479)	35.20
Unvested, December 31, 2019	565,336	$34.28	1,101,787	$32.72
During the six months ended December 31, 2019 and 2018, compensation expense related to time vesting and performance vesting restricted stock units was $13.4 million and $12.8 million, respectively. As of December 31, 2019, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $28.6 million and is expected to be recognized over a weighted average period of 2.1 years.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS
The table below summarizes the components of net periodic pension income:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2019	2018	2019	2018
Service cost	$445	$407	$895	$818
Interest cost	6,832	7,970	13,656	15,960
Expected return on plan assets	(13,496)	(13,434)	(26,952)	(26,896)
Amortization of transition obligation	22	23	44	45
Amortization of prior service cost (credit)	13	(5)	25	(10)
Recognition of actuarial losses	2,585	1,679	5,180	3,374
Settlement gain	—	—	(122)	—
Net periodic pension income	$(3,599)	$(3,360)	$(7,274)	$(6,709)

The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2019	2018	2019	2018
Interest cost	$101	$153	$202	$307
Amortization of prior service credit	(69)	(22)	(138)	(45)
Recognition of actuarial loss	64	62	128	124
Net periodic other postretirement benefit cost	$96	$193	$192	$386

The service cost component of net periodic pension income is reported as a component of cost of goods sold and operating expense. All other components of net periodic pension income and net periodic other postretirement benefit cost are reported as a component of other income, net.

10.	INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 40 percent and 41 percent of total inventories at December 31, 2019 and June 30, 2019, respectively. Inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year; therefore, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs and are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

(in thousands)	December 31, 2019	June 30, 2019
Finished goods	$312,524	$311,684
Work in process and powder blends	194,933	246,414
Raw materials	78,892	95,620
Inventories at current cost	586,349	653,718
Less: LIFO valuation	(63,850)	(82,142)
Total inventories	$522,499	$571,576

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	LEASES
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
We account for non-lease components separately from lease components. These costs often relate to the payments for a proportionate share of real estate taxes, insurance, common area maintenance and other operating costs in addition to base rent. We also do not recognize ROU assets and liabilities for leases with an initial term of 12 months or less. Lease costs associated with leases of less than 12 months were $1.9 million and $4.0 million for the three and six months ended December 31, 2019, respectively.
As a lessee, we have various operating lease agreements primarily related to real estate, vehicles and office and plant equipment. Our real estate leases, which are comprised primarily of manufacturing, warehousing, office and administration facilities, represent a majority of our lease liability. Our lease payments are largely fixed. Any variable lease payments, including utilities, common area maintenance and repairs and maintenance, are expensed during the period incurred. Variable lease costs were immaterial for the three and six months ended December 31, 2019. A majority of our real estate leases include options to extend the lease and options to early terminate the lease. Leases with an early termination option generally involve a termination payment. We review all options to extend, terminate, or purchase the ROU assets at the inception of the lease and account for these options when they are reasonably certain of being exercised. Our lease agreements generally do not contain any material residual value guarantees or materially restrictive covenants. We do not have any material leases that have been signed but not commenced, and we did not have any lease transactions with related parties.
The weighted average remaining lease term and discount rate for our operating leases were approximately 8.9 years and 3.4 percent, respectively, at December 31, 2019.
Operating lease expense is recognized on a straight-line basis over the lease term and is included in operating expense on our consolidated statement of income. Operating lease cost was $4.2 million and $8.3 million for the three and six months ended December 31, 2019, respectively.
The following table sets forth supplemental cash flow information related to our operating leases:

(in thousands)	Six Months Ended December 31, 2019
Operating cash flows from operating leases	$7,978
ROU assets obtained in exchange for new operating lease liabilities	$5,572

The following table sets forth the maturities of our operating lease liabilities and reconciles the respective undiscounted payments to the operating lease liabilities in the condensed consolidated balance sheet as of December 31, 2019:

Year Ended June 30, (in thousands)	December 31, 2019
Remaining six months of 2020	$8,206
2021	13,093
2022	8,532
2023	5,602
2024	3,884
Thereafter	19,304
Total undiscounted operating lease payments	$58,621
Less: discount to net present value	8,213
Total operating lease liabilities	$50,408

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the future minimum lease payments for non-cancelable operating leases as of the year ended June 30, 2019:

Year Ended June 30, (in thousands)	June 30, 2019
2020	$17,074
2021	12,212
2022	6,693
2023	4,294
2024	2,636
Thereafter	17,168
Total future minimum lease payments	$60,077

12.	LONG-TERM DEBT
Our five-year, multi-currency, revolving credit facility, as amended and restated in June 2018 (Credit Agreement), provides for revolving credit loans of up to $700 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the Credit Agreement). We were in compliance with all such covenants as of December 31, 2019. We had no borrowings outstanding under the Credit Agreement as of December 31, 2019 and June 30, 2019. Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries. The Credit Agreement matures in June 2023.
Fixed rate debt had a fair market value of $630.8 million and $622.0 million at December 31, 2019 and June 30, 2019, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of December 31, 2019 and June 30, 2019, respectively.

13.	ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.
We establish and maintain reserves for certain potential environmental liabilities. At December 31, 2019 and June 30, 2019, the balances of these reserves were $12.0 million and $12.4 million, respectively. These reserves represent anticipated costs associated with potential remedial requirements and are generally not discounted.
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.	INCOME TAXES
Effective tax rates
The effective income tax rates for the three months ended December 31, 2019 and 2018 were 87.9 percent (benefit on a loss) and 24.8 percent (provision on income), respectively. The year-over-year change is primarily due to a discrete $14.5 million benefit for the one-time effect of Swiss tax reform, the impairment of Widia goodwill, the change in the jurisdictional mix caused by expected restructuring and related charges and the increase in tax on global intangible low-taxed income (GILTI) and the base erosion anti-abuse tax (BEAT), which are both components of the U.S. Tax Cuts and Jobs Act of 2017. The prior year rate included a $6.1 million charge related to changes in the indefinite reinvestment assertion on certain foreign subsidiaries' undistributed earnings and a $3.9 million benefit recorded to reflect the finalization of the amount of the one-time tax imposed on our unremitted foreign earnings.
The effective income tax rates for the six months ended December 31, 2019 and 2018 were 102.9 percent (benefit on a loss) and 24.9 percent (provision on income), respectively. The year-over-year change is primarily due to a discrete $14.5 million benefit for the one-time effect of Swiss tax reform, the impairment of Widia goodwill, the change in the jurisdictional mix caused by expected restructuring and related charges, the increase in GILTI and BEAT.
Swiss tax reform
Legislation was effectively enacted during the three months ended December 31, 2019 when the Canton of Schaffhausen approved the Federal Act on Tax Reform and AHV Financing on October 8, 2019 (Swiss tax reform). Significant changes from Swiss tax reform include the abolishment of certain favorable tax regimes and the creation of a ten-year transitional period at both the federal and cantonal levels.
The transitional provisions of Swiss tax reform allow companies to utilize a combination of lower tax rates and tax basis adjustments to fair value, which are used for tax depreciation and amortization purposes resulting in deductions over the transitional period. To reflect the federal and cantonal transitional provisions, as they apply to us, we recorded a deferred tax asset of $14.5 million during the three months ended December 31, 2019. We consider the deferred tax asset from Swiss tax reform to be an estimate based on our current interpretation of the legislation, which is subject to change based on further legislative guidance, review with the Swiss federal and cantonal authorities and modifications to the underlying valuation.

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
The following tables provide the computation of diluted shares outstanding for the three months ended December 31, 2018 and the six months ended December 31, 2019 and 2018:

	Three Months Ended December 31,	Six Months Ended December 31,
(in thousands)	2018	2019	2018
Weighted-average shares outstanding during period	82,331	82,979	82,218
Add: Unexercised stock options and unvested restricted stock units	979	639	1,015
Number of shares on which diluted earnings per share is calculated	83,310	83,618	83,233
Unexercised stock options with an exercise price greater than the average market price and restricted stock units not included in the computation because they were anti-dilutive	469	641	400

For the three months ended December 31, 2019, the effect of unexercised capital stock options and unvested restricted stock units was anti-dilutive as a result of a net loss in the period and therefore has been excluded from diluted shares outstanding as well as from the diluted earnings per share calculations.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.	EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the three months ending December 31, 2019 and 2018 is as follows:

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of September 30, 2019	$103,542	$530,695	$1,066,763	$(402,434)	$39,084	$1,337,650
Net loss	—	—	(5,939)	—	(290)	(6,229)
Other comprehensive income	—	—	—	24,215	538	24,753
Dividend reinvestment	2	50	—	—	—	52
Capital stock issued under employee benefit and stock plans(3)	76	5,827	—	—	—	5,903
Purchase of capital stock	(2)	(50)	—	—	—	(52)
Additions to noncontrolling interest	—	—	—	—	1,527	1,527
Cash dividends	—	—	(16,577)		—	(16,577)
Total equity, December 31, 2019	$103,618	$536,522	$1,044,247	$(378,219)	$40,859	$1,347,027

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of September 30, 2018	$102,615	$517,349	$940,983	$(333,333)	$36,495	$1,264,109
Net income	—	—	54,698	—	1,549	56,247
Other comprehensive (loss) income	—	—	—	(1,299)	500	(799)
Dividend reinvestment	2	52	—	—	—	54
Capital stock issued under employee benefit and stock plans(3)	85	5,064	—	—	—	5,149
Purchase of capital stock	(2)	(52)	—	—	—	(54)
Cash dividends	—	—	(16,422)	—	—	(16,422)
Total equity, December 31, 2018	$102,700	$522,413	$979,259	$(334,632)	$38,544	$1,308,284

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the six months ending December 31, 2019 and 2018 is as follows:

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2019	$103,026	$528,827	$1,076,862	$(373,543)	$39,532	$1,374,704
Net income	—	—	528	—	653	1,181
Other comprehensive loss	—	—	—	(4,676)	(853)	(5,529)
Dividend reinvestment	4	102	—	—	—	106
Capital stock issued under employee benefit and stock plans(3)	592	7,695	—	—	—	8,287
Purchase of capital stock	(4)	(102)	—	—	—	(106)
Additions to noncontrolling interest	—	—	—	—	1,527	1,527
Cash dividends	—	—	(33,143)	—	—	(33,143)
Total equity, December 31, 2019	$103,618	$536,522	$1,044,247	$(378,219)	$40,859	$1,347,027

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2018	$102,058	$511,909	$900,683	$(320,325)	$36,002	$1,230,327
Net income	—	—	111,396	—	3,274	114,670
Other comprehensive loss	—	—	—	(14,307)	(732)	(15,039)
Dividend reinvestment	3	104	—	—	—	107
Capital stock issued under employee benefit and stock plans(3)	642	10,504	—	—	—	11,146
Purchase of capital stock	(3)	(104)	—	—	—	(107)
Cash dividends	—	—	(32,820)	—	—	(32,820)
Total equity, December 31, 2018	$102,700	$522,413	$979,259	$(334,632)	$38,544	$1,308,284
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
The components of, and changes in, accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the six months ended December 31, 2019:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2019	$(222,270)	$(147,595)	$(3,678)	$(373,543)
Other comprehensive (loss) income before reclassifications	(449)	(8,821)	856	(8,414)
Amounts reclassified from AOCL	3,950	—	(212)	3,738
Net current period other comprehensive income (loss)	3,501	(8,821)	644	(4,676)
AOCL, December 31, 2019	$(218,769)	$(156,416)	$(3,034)	$(378,219)

Attributable to noncontrolling interests:
Balance, June 30, 2019	$—	$(3,450)	$—	$(3,450)
Other comprehensive loss before reclassifications	—	(853)	—	(853)
Net current period other comprehensive loss	—	(853)	—	(853)
AOCL, December 31, 2019	$—	$(4,303)	$—	$(4,303)

The components of, and changes in, AOCL were as follows, net of tax, for the six months ended December 31, 2018:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2018	$(187,755)	$(127,347)	$(5,223)	$(320,325)
Other comprehensive income (loss) before reclassifications	1,194	(18,873)	(91)	(17,770)
Amounts reclassified from AOCL	2,606	—	857	3,463
Net current period other comprehensive income (loss)	3,800	(18,873)	766	(14,307)
AOCL, December 31, 2018	$(183,955)	$(146,220)	$(4,457)	$(334,632)

Attributable to noncontrolling interests:
Balance, June 30, 2018	$—	$(2,913)	$—	$(2,913)
Other comprehensive loss before reclassifications	—	(732)	—	(732)
Net current period other comprehensive loss	—	(732)	—	(732)
AOCL, December 31, 2018	$—	$(3,645)	$—	$(3,645)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications out of AOCL for the three and six months ended December 31, 2019 and 2018 consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2019	2018	2019	2018	Affected line item in the Income Statement
Gains and losses on cash flow hedges:
Forward starting interest rate swaps	$611	$588	$1,222	$1,176	Interest expense
Currency exchange contracts	(1,132)	(241)	(1,503)	(41)	Cost of goods sold and other income, net
Total before tax	(521)	347	(281)	1,135
Tax impact	128	(85)	69	(278)	(Benefit) provision for income taxes
Net of tax	$(393)	$262	$(212)	$857

Pension and other postretirement benefits:
Amortization of transition obligations	$22	$23	$44	$45	Other income, net
Amortization of prior service credit	(56)	(27)	(113)	(55)	Other income, net
Recognition of actuarial losses	2,649	1,741	5,308	3,498	Other income, net
Total before tax	2,615	1,737	5,239	3,488
Tax impact	(625)	(439)	(1,289)	(882)	(Benefit) provision for income taxes
Net of tax	$1,990	$1,298	$3,950	$2,606

The amount of income tax allocated to each component of other comprehensive income (loss) for the three months ended December 31, 2019 and 2018 were as follows:

		2019			2018
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	$611	$(150)	$461	$225	$(55)	$170
Reclassification of unrealized (gain) loss on derivatives designated and qualified as cash flow hedges	(521)	128	(393)	347	(85)	262
Unrecognized net pension and other postretirement benefit (loss) gain	(3,887)	831	(3,056)	1,134	(263)	871
Reclassification of net pension and other postretirement benefit loss	2,615	(625)	1,990	1,737	(439)	1,298
Foreign currency translation adjustments	25,871	(120)	25,751	(3,407)	7	(3,400)
Other comprehensive income (loss)	$24,689	$64	$24,753	$36	$(835)	$(799)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amount of income tax allocated to each component of other comprehensive loss for the six months ended December 31, 2019 and 2018 were as follows:

		2019			2018
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges	$1,134	$(278)	$856	$(121)	$30	$(91)
Reclassification of unrealized (gain) loss on derivatives designated and qualified as cash flow hedges	(281)	69	(212)	1,135	(278)	857
Unrecognized net pension and other postretirement benefit (loss) gain	(418)	(31)	(449)	1,551	(357)	1,194
Reclassification of net pension and other postretirement benefit loss	5,239	(1,289)	3,950	3,488	(882)	2,606
Foreign currency translation adjustments	(9,707)	33	(9,674)	(19,679)	74	(19,605)
Other comprehensive loss	$(4,033)	$(1,496)	$(5,529)	$(13,626)	$(1,413)	$(15,039)

18.	GOODWILL AND OTHER INTANGIBLE ASSETS
Widia Impairment Charge
In the December quarter of fiscal 2020, the Company experienced deteriorating market conditions, primarily in general engineering and transportation applications in India and China, in addition to overall global weakness in the manufacturing sector. In view of these declining conditions and the significant detrimental effect on cash flows and actual and projected revenue and earnings compared with our most recent annual impairment test, we determined that an impairment triggering event had occurred and performed an interim quantitative impairment test of our goodwill, indefinite-lived trademark intangible asset and other long-lived assets of our Widia reporting unit. We evaluated the recoverability of goodwill for the reporting unit by comparing the fair value with its carrying value, with the fair values determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. As a result of this test, we recorded a non-cash pre-tax impairment charge during the three months ended December 31, 2019 of $14.6 million in the Widia segment, of which $13.1 million was for goodwill and $1.5 million was for an indefinite-lived trademark intangible asset. These impairment charges are recorded in restructuring and asset impairment charges in our condensed consolidated statements of income. No impairment was recorded for the other Widia long-lived assets.
Divestiture Impact on Other Intangible Assets
During the three months ended December 31, 2019, we completed the sale of certain assets of the non-core specialty alloys and metals business within the Infrastructure segment, see Note 4. As a result of this transaction, other intangibles decreased by $12.5 million in our Infrastructure segment. This decrease was recorded in the loss on divestiture account in our condensed consolidated statements of income.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such carrying amounts, is as follows:

(in thousands)	Industrial	Widia	Infrastructure	Total
Gross goodwill	$409,912	$40,941	$633,211	$1,084,064
Accumulated impairment losses	(137,204)	(13,638)	(633,211)	(784,053)
Balance as of June 30, 2019	$272,708	$27,303	$—	$300,011

Activity for the six months ended December 31, 2019:
Change in gross goodwill due to translation	(849)	(202)	—	(1,051)
Impairment charges	—	(13,134)	—	(13,134)

Gross goodwill	409,063	40,739	633,211	1,083,013
Accumulated impairment losses	(137,204)	(26,772)	(633,211)	(797,187)
Balance as of December 31, 2019	$271,859	$13,967	$—	$285,826

The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	December 31, 2019		June 30, 2019
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract-based	3 to 15	—	—	7,062	(7,062)
Technology-based and other	4 to 20	32,684	(22,139)	46,228	(31,890)
Customer-related	10 to 21	181,962	(83,923)	205,213	(94,711)
Unpatented technology	10 to 30	31,649	(16,696)	31,702	(15,492)
Trademarks	5 to 20	13,074	(8,206)	14,755	(9,352)
Trademarks	Indefinite	12,993	—	14,545	—
Total		$272,362	$(130,964)	$319,505	$(158,507)

19.	SEGMENT DATA
Our reportable operating segments have been determined in accordance with the our internal management structure, which is organized based on operating activities, the manner in which we organize segments for making operating decisions and assessing performance and the availability of separate financial results. We do not allocate certain corporate expenses related to executive retirement plans, our Board of Directors and strategic initiatives, as well as certain other costs and report them in Corporate. None of our reportable operating segments represent the aggregation of two or more operating segments.
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
WIDIA Widia offers an assortment of standard and custom metal cutting solutions to general engineering, aerospace, energy and transportation customers. We serve our customers primarily through a network of value-added resellers, integrated supplier channels and via the internet. Widia markets its products under the WIDIA®, WIDIA Hanita® and WIDIA GTD® brands.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INFRASTRUCTURE Our Infrastructure segment produces engineered tungsten carbide and ceramic components, earth-cutting tools, and advanced metallurgical powders, primarily for the energy, earthworks and general engineering end markets. These wear-resistant products include compacts, nozzles, frac seats and custom components used in oil and gas and petrochemical industries; rod blanks and abrasive water jet nozzles for general industries; earth cutting tools and systems used in underground mining, trenching and foundation drilling and road milling; tungsten carbide powders for the oil and gas, aerospace and process industries; and ceramics used by the packaging industry for metallization of films and papers. We combine deep metallurgical and engineering expertise with advanced manufacturing capabilities to deliver solutions that drive improved productivity for our customers. Infrastructure markets its products primarily under the Kennametal® brand and sells through a direct sales force as well as through distributors.
Our sales and operating (loss) income by segment are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2019	2018	2019	2018
Sales:
Industrial	$279,242	$317,320	$559,270	$637,878
Widia	44,337	48,954	88,394	97,626
Infrastructure	181,501	221,120	375,504	438,576
Total sales	$505,080	$587,394	$1,023,168	$1,174,080
Operating (loss) income:
Industrial	$(19,259)	$57,519	$2,012	$116,061
Widia	(15,918)	1,728	(17,882)	3,822
Infrastructure	(11,570)	20,614	(14,260)	44,474
Corporate	(891)	(1,003)	(1,131)	(2,347)
Total operating (loss) income	(47,638)	78,858	(31,261)	162,010
Interest expense	8,055	8,104	15,936	16,201
Other income, net	(4,211)	(4,022)	(6,891)	(6,782)
(Loss) income from continuing operations before income taxes	$(51,482)	$74,776	$(40,306)	$152,591

The following table presents Kennametal's revenue disaggregated by geography:

	Three Months Ended
	December 31, 2019				December 31, 2018
(in thousands)	Industrial	Widia	Infrastructure	Total Kennametal	Industrial	Widia	Infrastructure	Total Kennametal
Americas	41%	47%	61%	48%	40%	45%	66%	50%
EMEA	38	26	17	30	41	26	15	30
Asia Pacific	21	27	22	22	19	29	19	20

	Six Months Ended
	December 31, 2019				December 31, 2018
(in thousands)	Industrial	Widia	Infrastructure	Total Kennametal	Industrial	Widia	Infrastructure	Total Kennametal
Americas	41%	48%	62%	49%	40%	45%	66%	50%
EMEA	38	26	18	30	40	25	15	29
Asia Pacific	21	26	20	21	20	30	19	21

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables presents Kennametal's revenue disaggregated by end market:

	Three Months Ended December 31, 2019
(in thousands)	Industrial	Widia	Infrastructure	Total Kennametal
General engineering	45%	100%	34%	46%
Transportation	32	—	—	18
Aerospace	14	—	—	8
Energy	9	—	29	15
Earthworks	—	—	37	13

	Three Months Ended December 31, 2018
(in thousands)	Industrial	Widia	Infrastructure	Total Kennametal
General engineering	44%	100%	32%	44%
Transportation	34	—	—	18
Aerospace	13	—	—	7
Energy	9	—	36	19
Earthworks	—	—	32	12

	Six Months Ended December 31, 2019
(in thousands)	Industrial	Widia	Infrastructure	Total Kennametal
General engineering	44%	100%	34%	45%
Transportation	33	—	—	18
Aerospace	14	—	—	8
Energy	9	—	29	15
Earthworks	—	—	37	14

	Six Months Ended December 31, 2018
(in thousands)	Industrial	Widia	Infrastructure	Total Kennametal
General engineering	44%	100%	32%	44%
Transportation	34	—	—	19
Aerospace	13	—	—	7
Energy	9	—	35	18
Earthworks	—	—	33	12

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
Our sales of $505.1 million for the quarter ended December 31, 2019 decreased 14 percent year-over-year, reflecting 12 percent organic sales decline from deteriorating end markets, a 1 percent unfavorable currency exchange effect and a 1 percent decline from divestiture. The decline reflects weakening end-market conditions, particularly from greater than expected deceleration in the U.S., Germany and India, combined with headwinds developing in the 737 MAX supply chain.
Operating loss was $47.6 million, compared to operating income of $78.9 million in the prior year quarter. The year-over-year change in operating income was primarily due to higher restructuring and related charges of $48.9 million, organic sales decline, unfavorable labor and fixed cost absorption in certain facilities due to lower volumes and simplification/modernization efforts in progress, $14.6 million of goodwill and other intangible asset impairment charges, higher raw material costs, and a loss on divestiture of $6.5 million, partially offset by incremental simplification/modernization benefits. Operating loss margin was 9.4 percent, compared to operating income margin of 13.4 percent in the prior year quarter. Higher raw material costs, which we expect to abate in the second half of fiscal 2020, had a detrimental effect on year-over-year operating margin of approximately 130 basis points. Segment operating loss margins were 6.9 percent, 35.9 percent and 6.4 percent for the Industrial, Widia and Infrastructure segments, respectively.
FY20 and FY21 Restructuring Actions are on-track to deliver the projected savings, and we expect profitability in the second half of the fiscal year to reflect increasing benefits from these programs in addition to lower raw material costs. We recorded $51.3 million of pre-tax restructuring and related charges in the quarter, and incremental pre-tax benefits from simplification/modernization restructuring were approximately $3 million in the quarter. Total benefits from simplification/modernization, including restructuring initiatives, were approximately $11 million in the quarter. We achieved annualized run-rate savings from simplification/modernization of approximately $69 million since inception.
As part of the FY20 Restructuring Actions, we completed the full closures of the Lichtenau, Germany and Irwin, Pennsylvania manufacturing facilities. Additionally, distribution activities at the Neunkirchen, Germany distribution center have been transitioned to third-party logistics providers. As previously announced, we also expect to deliver the FY21 Restructuring Actions with the original estimated annualized savings of $25 to $30 million, but with lower estimated pre-tax charges of approximately $55 to $65 million, down from $60 to $75 million. Following negotiations with local employee representatives, we agreed to downsize the Essen, Germany operations rather than proceed with the previously proposed closure. Since the inception of simplification/modernization, we have taken steps to permanently reduce our cost structure, decreasing footprint by five facilities.
We also completed the divestiture of the non-core specialty alloys business in the Infrastructure segment as part of our ongoing simplification/modernization initiatives. Cash proceeds from the sale were $24 million, and the pre-tax loss on the sale was $7 million, or $0.03 per share. Transaction proceeds were primarily used for capital expenditures related to our simplification/modernization initiatives. The divestiture is expected to be accretive to margins.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We recognized a discrete tax benefit of $14.5 million in the quarter due to transition benefits associated with legislation that was effectively enacted during the three months ended December 31, 2019 when the Canton of Schaffhausen approved the Federal Act on Tax Reform and AHV Financing on October 8, 2019 (Swiss tax reform).
We recorded non-cash pre-tax Widia goodwill and intangible asset impairment charges of $14.6 million as a result of deteriorating market conditions, primarily in general engineering and transportation applications in India and China, in addition to overall global weakness in the manufacturing sector.
We reported current quarter loss per diluted share (LPS) of $0.07. LPS for the current quarter includes restructuring and related charges of $0.39 per share, loss on divestiture of $0.03 and discrete benefits from foreign tax reforms of $0.18. The earnings per diluted share of $0.66 in the prior year quarter included net discrete tax charges of $0.03 and restructuring and related charges of $0.02 per share.
We generated net cash flows from operating activities of $87.1 million during the six months ended December 31, 2019 compared to $61.5 million during the prior year quarter. Capital expenditures were $147.5 million and $88.1 million during the six months ended December 31, 2019 and 2018, respectively, with the increase primarily due to higher spending associated with our simplification/modernization initiatives.

RESULTS OF CONTINUING OPERATIONS

SALES
Sales for the three months ended December 31, 2019 were $505.1 million, a decrease of $82.3 million, or 14 percent, from $587.4 million in the prior year quarter. The decrease in sales was driven by 12 percent organic sales decline, a 1 percent unfavorable currency exchange impact and a 1 percent decline from divestiture.
Sales for the six months ended December 31, 2019 were $1,023.2 million, a decrease of $150.9 million, or 13 percent, from $1,174.1 million in the prior year period. The decrease in sales was driven by 11 percent organic sales decline and 2 percent unfavorable currency exchange impact.

	Three Months Ended December 31, 2019		Six Months Ended December 31, 2019
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales decline:
Energy	(28)%	(27)%	(24)%	(23)%
Transportation	(14)	(13)	(17)	(15)
General engineering	(12)	(9)	(11)	(8)
Aerospace	(7)	(6)	(5)	(3)
Earthworks	(4)	(3)	(4)	(2)
Regional sales decline:
Americas	(17)%	(15)%	(14)%	(13)%
Europe, the Middle East and Africa (EMEA)	(14)	(11)	(12)	(9)
Asia Pacific	(7)	(6)	(12)	(11)

GROSS PROFIT
Gross profit for the three months ended December 31, 2019 was $132.0 million, a decrease of $66.6 million from $198.6 million in the prior year quarter. The decrease was primarily due to organic sales decline, unfavorable labor and fixed cost absorption in certain facilities due to lower volumes and simplification/modernization efforts in progress and higher raw material costs, partially offset by incremental simplification/modernization benefits. Gross profit margin for the three months ended December 31, 2019 was 26.1 percent, as compared to 33.8 percent in the prior year quarter. Higher raw material costs, which we expect to abate in the second half of fiscal 2020, had a detrimental effect on year-over-year gross profit margin of approximately 130 basis points.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross profit for the six months ended December 31, 2019 was $271.0 million, a decrease of $138.7 million from $409.7 million in the prior year period. The decrease was primarily due to organic sales decline, unfavorable labor and fixed cost absorption in certain facilities due to lower volumes and simplification/modernization efforts in progress and higher raw material costs, partially offset by incremental simplification/modernization benefits. Gross profit margin for the six months ended December 31, 2019 was 26.5 percent, as compared to 34.9 percent in the prior year period. Higher raw material costs, which are expected to abate in the second half of fiscal 2020, had a detrimental effect on year-over-year gross profit margin of approximately 240 basis points.

OPERATING EXPENSE
Operating expense for the three months ended December 31, 2019 was $107.5 million compared to $114.6 million for the three months ended December 31, 2018. The decrease was primarily due to incremental restructuring simplification benefits and favorable currency exchange impact of approximately $1 million, partially offset by higher compensation expense.
Operating expense for the six months ended December 31, 2019 was $221.7 million compared to $237.9 million for the six months ended December 31, 2018. The decrease was primarily due to incremental restructuring simplification benefits, favorable currency exchange impact of approximately $3 million and lower incentive compensation expense.
We invested further in technology and innovation to continue delivering high quality products to our customers. Research and development expenses included in operating expense totaled $10.1 million and $8.9 million for the three months ended December 31, 2019 and 2018, respectively, and $20.5 million and $18.6 million for the six months ended December 31, 2019 and 2018, respectively.

RESTRUCTURING AND RELATED CHARGES AND ASSET IMPAIRMENT CHARGES
FY20 Restructuring Actions
In the June quarter of fiscal 2019, we began implementing the current phase of restructuring associated with our simplification/modernization initiative. These actions are expected to reduce structural costs, improve operational efficiency and position us for long-term profitable growth and are currently estimated to achieve $35 million to $40 million of annualized savings by the end of fiscal 2020. These actions are expected to be completed in fiscal 2020 and are expected to be primarily cash expenditures.
The pre-tax charges for these programs are expected to be in the range of $55 million to $65 million, which are expected to be 80 percent Industrial, 15 percent Infrastructure and 5 percent Widia. Restructuring and related charges since inception of $44.5 million were recorded for this program through December 31, 2019, consisting of: $36.6 million in Industrial, $5.8 million in Infrastructure and $2.2 million in Widia. Inception to date, we have achieved annualized savings of approximately $16 million.
FY21 Restructuring Actions
On July 11, 2019, we announced the initiation of restructuring actions in Germany associated with simplification/modernization, which are expected to reduce structural costs. We have agreed with local employee representatives to downsize the Essen, Germany operations instead of the previously proposed closure. We are also evaluating the acceleration of other facility closures as part of these restructuring activities. These actions are expected to deliver estimated annualized savings of $25 million to $30 million, be completed by the end of fiscal 2021 and be primarily cash expenditures.
The pre-tax charges for these programs are expected to be in the range of $55 million to $65 million, which is expected to be primarily in the Industrial segment. Restructuring and related charges since inception of $28.7 million were recorded for this program through December 31, 2019 in the Industrial segment.
Restructuring and Related Charges Recorded
We recorded restructuring and related charges of $51.3 million and $2.1 million for the three months ended December 31, 2019 and 2018, respectively. Of these amounts, restructuring charges for the three months ended December 31, 2019 totaled $48.0 million, of which $0.3 million were related to inventory and were recorded in cost of goods sold, and restructuring charges for the three months ended December 31, 2018 totaled $1.5 million. Restructuring-related charges of $3.3 million and $0.6 million were recorded in cost of goods sold for the three months ended December 31, 2019 and 2018, respectively.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We recorded restructuring and related charges of $59.3 million and $3.1 million for the six months ended December 31, 2019 and 2018, respectively. Of these amounts, restructuring charges for the six months ended December 31, 2019 totaled $52.7 million, of which $0.3 million were related to inventory and were recorded in cost of goods sold, and restructuring charges for the six months ended December 31, 2018 totaled $2.6 million. Restructuring-related charges of $6.6 million and $0.5 million were recorded in cost of goods sold for the six months ended December 31, 2019 and 2018, respectively.
Intangible Asset Impairment Charges
We recorded non-cash pre-tax intangible asset impairment charges of $14.6 million during the three months ended December 31, 2019. See Note 18 to our condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

LOSS ON DIVESTITURE
During the three months ended December 31, 2019, we completed the sale of certain assets of the non-core specialty alloys and metals business within the Infrastructure segment located in New Castle, Pennsylvania to Advanced Metallurgical Group N.V. for an aggregate price of $24.0 million.
The net book value of these assets at closing was $29.5 million, and the pre-tax loss on divestiture recognized during the three months ended December 31, 2019 was $6.5 million. Transaction proceeds were primarily used for capital expenditures related to our simplification/modernization efforts.

INTEREST EXPENSE
Interest expense for the three months ended December 31, 2019 and 2018 was $8.1 million. Interest expense for the six months ended December 31, 2019 decreased to $15.9 million compared to $16.2 million for the six months ended December 31, 2018.
OTHER INCOME, NET
Other income for the three months ended December 31, 2019 increased slightly to $4.2 million from $4.0 million during the three months ended December 31, 2018. Other income for the six months ended December 31, 2019 increased slightly to $6.9 million from $6.8 million during the six months ended December 31, 2018.

PROVISION FOR INCOME TAXES
Effective tax rates
The effective income tax rates for the three months ended December 31, 2019 and 2018 were 87.9 percent (benefit on a loss) and 24.8 percent (provision on income), respectively. The year-over-year change is primarily due to a discrete $14.5 million benefit for the one-time effect of Swiss tax reform, the impairment of Widia goodwill, the change in the jurisdictional mix caused by expected restructuring and related charges and the increase in tax on global intangible low-taxed income (GILTI) and the base erosion anti-abuse tax (BEAT), which are both components of the U.S. Tax Cuts and Jobs Act of 2017. The prior year rate included a $6.1 million charge related to changes in the indefinite reinvestment assertion on certain foreign subsidiaries' undistributed earnings and a $3.9 million benefit recorded to reflect the finalization of the amount of the one-time tax imposed on our unremitted foreign earnings.
The effective income tax rates for the six months ended December 31, 2019 and 2018 were 102.9 percent (benefit on a loss) and 24.9 percent (provision on income), respectively. The year-over-year change is primarily due to a discrete $14.5 million benefit for the one-time effect of Swiss tax reform, the impairment of Widia goodwill, the change in the jurisdictional mix caused by expected restructuring and related charges, the increase in GILTI and BEAT.
Swiss tax reform
Legislation was effectively enacted during the three months ended December 31, 2019 when the Canton of Schaffhausen approved the Federal Act on Tax Reform and AHV Financing on October 8, 2019 (Swiss tax reform). Significant changes from Swiss tax reform include the abolishment of certain favorable tax regimes and the creation of a ten-year transitional period at both the federal and cantonal levels.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The transitional provisions of Swiss tax reform allow companies to utilize a combination of lower tax rates and tax basis adjustments to fair value, which are used for tax depreciation and amortization purposes resulting in deductions over the transitional period. To reflect the federal and cantonal transitional provisions, as they apply to us, we recorded a deferred tax asset of $14.5 million during the three months ended December 31, 2019. We consider the deferred tax asset from Swiss tax reform to be an estimate based on our current interpretation of the legislation, which is subject to change based on further legislative guidance, review with the Swiss federal and cantonal authorities and modifications to the underlying valuation.
We currently expect a modestly unfavorable effect on our Swiss tax expense during the ten-year transitional period.

BUSINESS SEGMENT REVIEW
We operate three reportable segments consisting of Industrial, Widia and Infrastructure. Expenses that are not allocated are reported in Corporate. Segment determination is based upon the manner in which we organize segments for making operating decisions and assessing performance and the availability of separate financial results.
Our sales and operating (loss) income by segment are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2019	2018	2019	2018
Sales:
Industrial	$279,242	$317,320	$559,270	$637,878
Widia	44,337	48,954	88,394	97,626
Infrastructure	181,501	221,120	375,504	438,576
Total sales	$505,080	$587,394	$1,023,168	$1,174,080
Operating (loss) income:
Industrial	$(19,259)	$57,519	$2,012	$116,061
Widia	(15,918)	1,728	(17,882)	3,822
Infrastructure	(11,570)	20,614	(14,260)	44,474
Corporate	(891)	(1,003)	(1,131)	(2,347)
Total operating (loss) income	(47,638)	78,858	(31,261)	162,010
Interest expense	8,055	8,104	15,936	16,201
Other income, net	(4,211)	(4,022)	(6,891)	(6,782)
(Loss) income from continuing operations before income taxes	$(51,482)	$74,776	$(40,306)	$152,591
INDUSTRIAL

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except operating margin)	2019	2018	2019	2018
Sales	$279,242	$317,320	$559,270	$637,878
Operating (loss) income	(19,259)	57,519	2,012	116,061
Operating margin	(6.9)%	18.1%	0.4%	18.2%

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
(in percentages)
Organic sales decline	(11)%	(11)%
Foreign currency exchange impact(1)	(1)	(1)
Sales decline	(12)%	(12)%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three Months Ended December 31, 2019		Six Months Ended December 31, 2019
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales decline:
Transportation	(14)%	(13)%	(17)%	(15)%
General engineering	(12)	(10)	(12)	(10)
Energy	(10)	(9)	(9)	(8)
Aerospace	(7)	(6)	(5)	(3)
Regional sales decline:
EMEA	(17)%	(14)%	(16)%	(13)%
Americas	(10)	(10)	(9)	(8)
Asia Pacific	(5)	(4)	(11)	(10)
For the three months ended December 31, 2019, Industrial sales decreased 12 percent from the prior year quarter due to slower conditions across all end markets and regions. Transportation sales declined in the Americas and EMEA due to continued weakness in auto build rates, while transportation in Asia stabilized with slight growth in the quarter. Sales in our general engineering end market declined in all regions as a result of continued declines in manufacturing activity. Energy sales decreased primarily due to a decline in oil and gas drilling in the Americas, partially offset by continued strength in renewable energy in China. Aerospace sales declined in all regions primarily driven by lower OEM production rates on certain platforms. The sales decreases in the Americas and in EMEA were primarily driven by declines in the transportation and general engineering end markets, in addition to declines in the energy and Americas aerospace end markets. The sales decrease in Asia Pacific was primarily driven by declines in the general engineering end market, partially offset by increases in the transportation and energy end markets.
For the three months ended December 31, 2019, Industrial operating loss was $19.3 million compared to operating income of $57.5 million in the prior year quarter. The change was driven primarily by greater restructuring and related charges of $47.5 million, organic sales decline, unfavorable labor and fixed cost absorption in certain facilities due to lower volumes and simplification/modernization efforts in progress and higher compensation expense, partially offset by incremental simplification/modernization benefits.
For the six months ended December 31, 2019, Industrial sales decreased 12 percent from the prior year period. Transportation sales declined in all regions due to continued weakness in auto build rates, while sales in our general engineering end market declined in all regions driven by overall continued declined in global manufacturing activity. Energy sales decreased primarily due to a decline in oil and gas drilling in the Americas, partially offset by continued strength in renewable energy in China. Aerospace sales declined in all regions driven primarily by lower OEM production rates on certain platforms and timing of large projects in the first quarter of the prior year that did not repeat. The sales decrease in EMEA was primarily due to a decline in the transportation and general engineering end markets but was also due to a decline in the energy end market. The sales decrease in the Americas was driven primarily by declines in the general engineering and transportation end markets, in addition to declines in the energy and aerospace end markets. The sales decrease in Asia Pacific was primarily driven by declines in the general engineering and transportation end markets and, to a lesser extent, a decline in the aerospace end market, partially offset by an increase in the energy end market.
For the six months ended December 31, 2019, Industrial operating income decreased by $114.0 million, driven primarily by greater restructuring and related charges of $53.5 million, organic sales decline and unfavorable labor and fixed cost absorption in certain facilities due to lower volumes and simplification/modernization efforts in progress and higher compensation expense, partially offset by incremental simplification/modernization benefits.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

WIDIA

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2019	2018	2019	2018
Sales	$44,337	$48,954	$88,394	$97,626
Operating (loss) income	(15,918)	1,728	(17,882)	3,822
Operating margin	(35.9)%	3.5%	(20.2)%	3.9%

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
(in percentages)
Organic sales decline	(8)%	(9)%
Business days impact(2)	(1)	—
Sales decline	(9)%	(9)%

	Three Months Ended December 31, 2019		Six Months Ended December 31, 2019
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
Regional sales decline:
Asia Pacific	(17)%	(17)%	(21)%	(20)%
EMEA	(8)	(6)	(5)	(3)
Americas	(6)	(6)	(4)	(4)
For the three and six months ended December 31, 2019, Widia sales decreased 9 percent from the prior year period. The sales decrease in Asia Pacific for both periods was driven primarily by the overall weak market conditions, most notably in India, which accelerated in the second quarter of fiscal 2020, and in China. Sales in EMEA decreased in both periods primarily due to the increasingly difficult market environment, partially offset by growth in products focused on aerospace applications, while the decreases in the Americas was primarily due to a slower U.S. manufacturing environment, partially offset by strength in Mexico.
For the three months ended December 31, 2019, Widia operating loss was $15.9 million compared to operating income of $1.7 million in the prior year quarter. The change was driven primarily by $14.6 million of goodwill and other intangible asset impairment charges, organic sales decline and higher raw material costs, partially offset by incremental simplification/modernization benefits. Higher raw material costs, which are expected to abate in the second half of fiscal 2020, had a detrimental effect on year-over-year operating margin of approximately 230 basis points for the three months ended December 31, 2019.
For the six months ended December 31, 2019, Widia operating loss was $17.9 million compared to operating income of $3.8 million in the prior year period. The change was driven primarily by $14.6 million of goodwill and other intangible asset impairment charges, organic sales decline, higher raw material costs and higher manufacturing costs, partially offset by incremental simplification/modernization benefits. Higher raw material costs, which are expected to abate in the second half of fiscal 2020, had a detrimental effect on year-over-year operating margin of approximately 330 basis points for the six months ended December 31, 2019.

INFRASTRUCTURE

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2019	2018	2019	2018
Sales	$181,501	$221,120	$375,504	$438,576
Operating (loss) income	(11,570)	20,614	(14,260)	44,474
Operating margin	(6.4)%	9.3%	(3.8)%	10.1%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
(in percentages)
Organic sales decline	(14)%	(12)%
Foreign currency exchange impact(1)	(1)	(1)
Business days impact(2)	(1)	—
Divestiture impact(3)	(2)	(1)
Sales decline	(18)%	(14)%

	Three Months Ended December 31, 2019		Six Months Ended December 31, 2019
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales decline:
Energy	(35)%	(33)%	(30)%	(29)%
General engineering	(12)	(6)	(9)	(5)
Earthworks	(4)	(3)	(4)	(2)
Regional sales (decline) growth:
Americas	(25)%	(22)%	(19)%	(18)%
Asia Pacific	(6)	(5)	(10)	(8)
EMEA	(2)	2	1	5
For the three months ended December 31, 2019, Infrastructure sales decreased by 18 percent from the prior year quarter primarily as a result of lower activity in the oil and gas portion of the energy end market in the U.S.. In general engineering, the lower level of manufacturing activity drove the decline in the Americas and Asia Pacific, offset by increased defense related activity in EMEA. Earthworks end market sales were down year-over-year due to softness in mining in the Americas and EMEA, partially offset by growth in Asia Pacific mining. On a regional basis, the sales decrease in the Americas was primarily driven by a decline in the energy end market and, to a lesser extent, declines in both the general engineering and earthworks end markets. The sales decrease in Asia Pacific was primarily due to a decline in the general engineering end market, partially offset by increases in the earthworks and energy end markets. In EMEA, the sales increase, excluding the unfavorable impact of currency exchange, was driven primarily by growth in the general engineering end market, partially offset by declines in both the energy and earthworks end markets.
For the three months ended December 31, 2019, Infrastructure operating loss was $11.6 million compared to operating income of $20.6 million in the prior year quarter. The change was driven primarily by organic sales decline, higher manufacturing costs, a loss on divestiture of $6.5 million, unfavorable mix and higher raw material costs, partially offset by incremental simplification/modernization benefits. Higher raw material costs, which are expected to abate in the second half of fiscal 2020, had a detrimental effect on year-over-year operating margin of approximately 180 basis points for the three months ended December 31, 2019.
For the six months ended December 31, 2019, Infrastructure sales decreased by 14 percent from the prior year period. The U.S. oil and gas market drove year-over-year decline in the energy market, while the decline in general engineering was driven by general economic decline in the Americas and Asia Pacific, offset by increased activity in EMEA. Earthworks end market sales were down year-over-year due to softness in mining in the Americas, partially offset by growth in Americas construction and Asia Pacific mining. The sales decrease in the Americas was primarily driven by a decline in the energy end market, but also due to a decline in the general engineering end market. The decrease in Asia Pacific was primarily due to a decline in the general engineering end market, partially offset by growth in the energy end market. The sales increase in EMEA was driven primarily by growth in the general engineering end market, partially offset by declines in both the energy and earthworks end markets.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the six months ended December 31, 2019, Infrastructure operating loss was $14.3 million compared to operating income of $44.5 million in the prior year period. The change was driven primarily by higher raw material costs, organic sales decline, higher manufacturing costs, unfavorable mix and a loss on divestiture of $6.5 million, partially offset by incremental simplification/modernization benefits. Higher raw material costs, which are expected to abate in the second half of fiscal 2020, had a detrimental effect on year-over-year operating margin of approximately 420 basis points for the six months ended December 31, 2019.

CORPORATE

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2019	2018	2019	2018
Corporate expense	$(891)	$(1,003)	$(1,131)	$(2,347)
For the three months ended December 31, 2019, Corporate expense decreased by $0.1 million from the prior year quarter. For the six months ended December 31, 2019, Corporate expense decreased by $1.2 million from the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations is the primary source of funding for our capital expenditures. For the six months ended December 31, 2019, cash flow provided by operating activities was $87.1 million, primarily due to the net inflow from net income with adjustments for non-cash items.
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
The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio and a minimum consolidated interest coverage ratio (as those terms are defined in the Credit Agreement). We were in compliance with all such covenants as of December 31, 2019. For the six months ended December 31, 2019, average daily borrowings outstanding under the Credit Agreement were approximately $5.1 million. We had no borrowings outstanding under the Credit Agreement as of December 31, 2019 and June 30, 2019. Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries.
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
In 2012, we received an assessment from the Italian tax authority that denied certain tax deductions primarily related to our 2008 tax return. Attempts at negotiating a reasonable settlement with the tax authority were unsuccessful; and as a result, we decided to litigate the matter. While the outcome of the litigation is still pending, the authority has served notice requiring payment in the amount of €36 million. Accordingly, we requested and were granted a stay and are not currently required to make a payment in connection with this assessment. We continue to believe that the assessment is baseless and accordingly, no income tax liability has been recorded in connection with this assessment in any period. However, if the Italian tax authority were to be successful in litigation, settlement of the amount alleged by the Italian tax authority would result in an increase to income tax expense for as much as €36 million, or $40 million, of which penalties and interest is €20 million, or $23 million.
At December 31, 2019, cash and cash equivalents were $105.2 million, Total Kennametal Shareholders' equity was $1,306.2 million and total debt was $595.3 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers. There have been no material changes in our contractual obligations and commitments since June 30, 2019.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flow Provided by Operating Activities
During the six months ended December 31, 2019, cash flow provided by operating activities was $87.1 million, compared to $61.5 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $86.8 million and changes in certain assets and liabilities netting to an inflow of $0.3 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts receivable of $64.5 million and a decrease in inventories of $34.3 million. Partially offsetting these cash inflows were changes in accrued income taxes of $53.0 million, a decrease in accounts payable and accrued liabilities of $28.5 million and a decrease in accrued pension and postretirement benefits of $12.1 million.
During the six months ended December 31, 2018, cash flow provided by operating activities consisted of net income and non-cash items amounting to an inflow of $186.4 million and changes in certain assets and liabilities netting to an outflow of $124.9 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $82.8 million and an increase in inventories of $59.2 million due in part to increasing demand and raw material price increases. Partially offsetting these cash outflows was a decrease in accounts receivable of $14.0 million.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $123.7 million for the six months ended December 31, 2019, compared to $85.5 million for the prior year period. During the current year period, cash flow used for investing activities included capital expenditures, net of $146.7 million, which consisted primarily of simplification/modernization initiatives and equipment upgrades, partially offset by proceeds from divestiture of $24.0 million from the sale of certain assets of the non-core specialty alloys and metals business located in New Castle, Pennsylvania.
For the six months ended December 31, 2018, cash flow used for investing activities included capital expenditures, net of $85.6 million, which consisted primarily of equipment upgrades and modernization initiatives.
Cash Flow Used for Financing Activities
Cash flow used for financing activities was $38.7 million for the six months ended December 31, 2019 compared to $432.7 million in the prior year period. During the current year period, cash flow used for financing activities included $33.1 million of cash dividends paid to Kennametal Shareholders and $5.6 million of the effect of employee benefit and stock plans and dividend reinvestment.
For the six months ended December 31, 2018, cash flow used for financing activities included outflows of $400.0 million of term debt repayments from the early extinguishment of our 2.650 percent Senior Unsecured Notes, $32.8 million of cash dividends paid to Kennametal Shareholders and $2.2 million of the effect of employee benefit and stock plans and dividend reinvestment, partially offset by an inflow from a net increase in notes payable of $2.5 million.

FINANCIAL CONDITION
Working capital was $626.8 million at December 31, 2019, a decrease of $102.3 million from $729.1 million at June 30, 2019. The decrease in working capital was primarily driven by a decrease in cash and cash equivalents of $76.8 million; a decrease in accounts receivable of $69.5 million due primarily to a decline in sales, a decrease in inventories of $49.1 million, an increase in other current liabilities of $23.0 million primarily due to greater restructuring charges partially offset by bonus payments, and the addition of current operating lease liabilities of $14.0 million due to the adoption of the new lease accounting standard without a restatement of prior periods. Partially offsetting these items was a decrease in accounts payable of $39.7 million, a decrease in accrued expenses of $31.5 million primarily due to payroll timing and lower accrued vacation pay, an increase in other current assets of $40.4 million primarily due to an increase in prepaid taxes and a decrease in accrued income taxes of $20.4 million which is primarily due to timing of payments and losses in the year-to-date period. Currency exchange rate effects decreased working capital by a total of approximately $6 million, the impact of which is included in the aforementioned changes.
Property, plant and equipment, net increased $73.7 million from $934.9 million at June 30, 2019 to $1,008.6 million at December 31, 2019, primarily due to capital additions of $147.5 million, partially offset by depreciation expense of $53.8 million, divestiture effect of $6.7 million, a negative currency exchange impact of approximately $5 million and disposals of $0.8 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At December 31, 2019, other assets were $578.5 million, an increase of $47.9 million from $530.5 million at June 30, 2019. The primary driver for the increase was the addition of operating lease ROU assets of $50.2 million in the quarter due to the adoption of the new lease accounting standard without a restatement of prior periods and an increase in other assets of $18.7 million primarily due to an increase in pension plan assets, partially offset by a decrease in other intangible assets of $19.6 million, which was primarily due to divestiture effect of $12.5 million, amortization expense of $7.0 million and an impairment charge recorded in the Widia segment of $1.5 million and a decrease in goodwill of $14.2 million primarily due to a goodwill impairment charge recorded in the Widia segment of $13.1 million and an unfavorable currency exchange effects of approximately $1 million.
Kennametal Shareholders' equity was $1,306.2 million at December 31, 2019, a decrease of $29.0 million from $1,335.2 million at June 30, 2019. The decrease was primarily due to cash dividends paid to Kennametal Shareholders of $33.1 million, unfavorable currency exchange effects of $8.8 million and net income attributable to Kennametal of $0.5 million, partially offset by capital stock issued under employee benefit and stock plans of $8.3 million and pension and other postretirement benefit effects in other comprehensive loss of $3.5 million.

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
In the December quarter of fiscal 2020, the Company experienced deteriorating market conditions, primarily in general engineering and transportation applications in India and China, in addition to overall global weakness in the manufacturing sector. In view of these declining conditions and the significant detrimental effect on cash flows and actual and projected revenue and earnings compared with our most recent annual impairment test, we determined that an impairment triggering event had occurred and performed an interim quantitative impairment test of our goodwill and indefinite-lived trademark intangible asset of our Widia reporting unit. As a result of this interim test, we recorded a non-cash pre-tax impairment charge during the three months ended December 31, 2019 of $14.6 million in the Widia segment, of which $13.1 million was for goodwill and $1.5 million was for an indefinite-lived trademark intangible asset.
The carrying values of the Widia reporting unit goodwill and indefinite-lived trademark of $14.0 million and $13.0 million, respectively, approximate fair values as of the interim test date. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the interim and annual goodwill and indefinite-lived intangible impairment test will prove to be an accurate prediction of the future. Certain events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair values of our reporting units and of the indefinite-lived trademark may include such items as: (i) a decrease in expected future cash flows, specifically, a further decrease in sales volume driven by a prolonged weakness in customer demand or other pressures adversely affecting our long-term sales trends; (ii) inability to achieve the anticipated benefits from simplification/modernization and other cost reduction programs and (iii) inability to achieve the sales from our strategic growth initiatives.

NEW ACCOUNTING STANDARDS

See Note 2 to our condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of new accounting standards.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECONCILIATION OF FINANCIAL MEASURES NOT DEFINED BY U.S. GAAP
In accordance with SEC rules, below are the definitions of the non-GAAP financial measures we use in this report and the reconciliation of these measures to the most closely related GAAP financial measures. We believe that these measures provide useful perspective on underlying business trends and results and provide a supplemental measure of year-over-year results. The non-GAAP financial measures described below are used by management in making operating decisions, allocating financial resources and for business strategy purposes. We believe these measures may be useful to investors as they provide supplemental information about business performance and provide investors a view of our business results through the eyes of management. These non-GAAP financial measures are not intended to be considered by the user in place of the related GAAP financial measure, but rather as supplemental information to our business results. These non-GAAP financial measures may not be the same as similar measures used by other companies due to possible differences in method and in the items or events being adjusted.
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
Reconciliations of organic sales decline to sales decline are as follows:

Three Months Ended December 31, 2019	Industrial	Widia	Infrastructure	Total
Organic sales decline	(11)%	(8)%	(14)%	(12)%
Foreign currency exchange impact(1)	(1)	—	(1)	(1)
Business days impact(2)	—	(1)	(1)	—
Divestiture impact(3)	—	—	(2)	(1)
Sales decline	(12)%	(9)%	(18)%	(14)%

Six Months Ended December 31, 2019	Industrial	Widia	Infrastructure	Total
Organic sales decline	(11)%	(9)%	(12)%	(11)%
Foreign currency exchange impact(1)	(1)	—	(1)	(2)
Divestiture impact(3)	—	—	(1)	—
Sales decline	(12)%	(9)%	(14)%	(13)%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reconciliations of constant currency end market sales decline to end market sales decline(4) are as follows:

Industrial
Three Months Ended December 31, 2019	General engineering	Transportation	Aerospace	Energy
Constant currency end market sales decline	(10)%	(13)%	(6)%	(9)%
Foreign currency exchange impact(1)	(2)	(1)	(1)	(1)
End market sales decline(4)	(12)%	(14)%	(7)%	(10)%

Infrastructure
Three Months Ended December 31, 2019	Energy	Earthworks	General engineering
Constant currency end market sales decline	(33)%	(3)%	(6)%
Foreign currency exchange impact(1)	—	(1)	(1)
Divestiture impact(3)	(2)	—	(5)
End market sales decline(4)	(35)%	(4)%	(12)%

Total
Three Months Ended December 31, 2019	General engineering	Transportation	Aerospace	Energy	Earthworks
Constant currency end market sales decline	(9)%	(13)%	(6)%	(27)%	(3)%
Foreign currency exchange impact(1)	(2)	(1)	(1)	—	(1)
Divestiture impact(3)	(1)	—	—	(1)	—
End market sales decline(4)	(12)%	(14)%	(7)%	(28)%	(4)%

Industrial
Six Months Ended December 31, 2019	General engineering	Transportation	Aerospace	Energy
Constant currency end market sales decline	(10)%	(15)%	(3)%	(8)%
Foreign currency exchange impact(1)	(2)	(2)	(2)	(1)
End market sales decline(4)	(12)%	(17)%	(5)%	(9)%

Infrastructure
Six Months Ended December 31, 2019	Energy	Earthworks	General engineering
Constant currency end market sales decline	(29)%	(2)%	(5)%
Foreign currency exchange impact(1)	—	(2)	(1)
Divestiture impact(3)	(1)	—	(3)
End market sales decline(4)	(30)%	(4)%	(9)%

Total
Six Months Ended December 31, 2019	General engineering	Transportation	Aerospace	Energy	Earthworks
Constant currency end market sales decline	(8)%	(15)%	(3)%	(23)%	(2)%
Foreign currency exchange impact(1)	(2)	(2)	(2)	—	(2)
Divestiture impact(3)	(1)	—	—	(1)	—
End market sales decline(4)	(11)%	(17)%	(5)%	(24)%	(4)%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reconciliations of constant currency regional sales (decline) growth to reported regional sales (decline) growth(5), are as follows:

	Three Months Ended December 31, 2019			Six Months Ended December 31, 2019
	Americas	EMEA	Asia Pacific	Americas	EMEA	Asia Pacific
Industrial
Constant currency regional sales decline	(10)%	(14)%	(4)%	(8)%	(13)%	(10)%
Foreign currency exchange impact(1)	—	(3)	(1)	(1)	(3)	(1)
Regional sales decline(5)	(10)%	(17)%	(5)%	(9)%	(16)%	(11)%

Widia
Constant currency regional sales decline	(6)%	(6)%	(17)%	(4)%	(3)%	(20)%
Foreign currency exchange impact(1)	—	(2)	—	—	(2)	(1)
Regional sales decline(5)	(6)%	(8)%	(17)%	(4)%	(5)%	(21)%

Infrastructure
Constant currency regional sales (decline) growth	(22)%	2%	(5)%	(18)%	5%	(8)%
Foreign currency exchange impact(1)	—	(4)	(1)	1	(4)	(2)
Divestiture impact(3)	(3)	—	—	(2)	—	—
Regional sales (decline) growth(5)	(25)%	(2)%	(6)%	(19)%	1%	(10)%

Total
Constant currency regional sales decline	(15)%	(11)%	(6)%	(13)%	(9)%	(11)%
Foreign currency exchange impact(1)	—	(3)	(1)	—	(3)	(1)
Divestiture impact(3)	(2)	—	—	(1)	—	—
Regional sales decline(5)	(17)%	(14)%	(7)%	(14)%	(12)%	(12)%
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
(4) Aggregate sales for all end markets sum to the sales amount presented on Kennametal's financial statements.
(5) Aggregate sales for all regions sum to the sales amount presented on Kennametal's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk exposures since June 30, 2019.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at December 31, 2019 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we are party to legal claims and proceedings that arise in the ordinary course of business, which may relate to our operations or assets, including real, tangible or intellectual property. Although certain of these types of actions are currently pending, we do not believe that any individual proceeding is material or that our pending legal proceedings in the aggregate are material to Kennametal. See "Note 13. Environmental Matters" for a discussion of our exposure to certain environmental liabilities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2019	11,688	$29.28	—	10,100,100
November 1 through November 30, 2019	2,710	33.84	—	10,100,100
December 1 through December 31, 2019	1,167	36.45	—	10,100,100
Total	15,565	$30.61	—

(1)
During the current period, 1,503 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 14,062 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.

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

(4)
Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statement of Income for the three and six months ended December 31, 2019 and 2018, (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended December 31, 2019 and 2018, (iii) the Condensed Consolidated Balance Sheet at December 31, 2019 and June 30, 2019, (iv) the Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 2019 and 2018 and (v) Notes to Condensed Consolidated Financial Statements for the three and six ended December 31, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date:	February 4, 2020	By:	/s/ Patrick S. Watson
Patrick S. Watson Vice President Finance and Corporate Controller