Form 10-Q
period 2020-03-31
KENNAMETAL INC
filed 2020-05-05
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2020
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
As of April 30, 2020, 82,913,959 shares of the Registrant’s Capital Stock, par value $1.25 per share, were outstanding.

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2020

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that do not relate strictly to historical or current facts. You can identify forward-looking statements by words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression in connection with any discussion of future operating or financial performance or events. We have also included forward-looking statements in this Quarterly Report on Form 10-Q concerning, among other things, our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position and product development. These statements are based on current estimates that involve inherent risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, our actual results could vary materially from our current expectations. There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements. They include: the duration of the COVID-19 pandemic and its impact on our business operations, financial results and financial position and on the industries in which we operate and the global economy generally; other downturns in the business cycle or the economy; our ability to achieve anticipated benefits from our restructuring, simplification and modernization initiatives; risks related to our foreign operations and international markets, such as fluctuations in currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; potential for future goodwill and other intangible asset impairment charges; our ability to protect and defend our intellectual property; continuity and security of information technology infrastructure; competition; our ability to retain our management and employees; demands on management resources; availability and cost of the raw materials we use to manufacture our products; product liability claims; integrating acquisitions and achieving the expected savings and synergies; global or regional catastrophic events; demand for and market acceptance of our products; business divestitures; labor relations; and implementation of environmental remediation matters. We provide additional information about many of the specific risks we face in the “Risk Factors” section of our Annual Report on Form 10-K, as updated in Part II, Item 1A of this Form 10-Q, and in other periodic reports we file from time to time with the Securities and Exchange Commission. We can give no assurance that any goal or plan set forth in our forward-looking statements will be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. Except as required by law, we do not intend to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

-KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share amounts)	2020	2019	2020	2019
Sales	$483,084	$597,204	$1,506,252	$1,771,285
Cost of goods sold	326,066	389,118	1,078,236	1,153,509
Gross profit	157,018	208,086	428,016	617,776
Operating expense	98,534	120,135	320,273	358,054
Restructuring and asset impairment charges (Notes 7 and 18)	17,187	2,440	84,182	5,061
Loss on divestiture (Note 4)	—	—	6,517	—
Amortization of intangibles	3,404	3,640	10,413	10,780
Operating income	37,893	81,871	6,631	243,881
Interest expense	7,897	8,104	23,834	24,305
Other income, net	(2,438)	(4,993)	(9,330)	(11,775)
Income (loss) before income taxes	32,434	78,760	(7,873)	231,351
Provision (benefit) for income taxes	30,193	8,632	(11,295)	46,553
Net income	2,241	70,128	3,422	184,798
Less: Net (loss) income attributable to noncontrolling interests	(676)	1,578	(23)	4,852
Net income attributable to Kennametal	$2,917	$68,550	$3,445	$179,946
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings per share	$0.04	$0.83	$0.04	$2.19
Diluted earnings per share	$0.03	$0.82	$0.04	$2.16
Dividends per share	$0.20	$0.20	$0.60	$0.60
Basic weighted average shares outstanding	83,106	82,479	83,022	82,305
Diluted weighted average shares outstanding	83,696	83,339	83,589	83,266

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2020	2019	2020	2019
Net income	$2,241	70,128	$3,422	$184,798
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges	(1,000)	232	(144)	141
Reclassification of unrealized loss on derivatives designated and qualified as cash flow hedges	518	695	306	1,552
Unrecognized net pension and other postretirement benefit gain	2,573	51	2,123	1,246
Reclassification of net pension and other postretirement benefit loss	1,966	1,287	5,916	3,893
Foreign currency translation adjustments	(38,018)	(1,239)	(47,691)	(20,845)
Total other comprehensive (loss) income, net of tax	(33,961)	1,026	(39,490)	(14,013)
Total comprehensive (loss) income	(31,720)	71,154	(36,068)	170,785
Less: comprehensive (loss) income attributable to noncontrolling interests	(2,659)	1,612	(2,860)	4,154
Comprehensive (loss) income attributable to Kennametal Shareholders	$(29,061)	69,542	$(33,208)	$166,631
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	March 31, 2020	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$85,230	$182,015
Accounts receivable, less allowance for doubtful accounts of $10,090 and $10,083, respectively	304,162	379,855
Inventories (Note 10)	516,781	571,576
Other current assets	60,550	57,381
Total current assets	966,723	1,190,827
Property, plant and equipment:
Land and buildings	347,490	351,142
Machinery and equipment	1,884,545	1,804,871
Less accumulated depreciation	(1,216,676)	(1,221,118)
Property, plant and equipment, net	1,015,359	934,895
Other assets:
Goodwill (Note 18)	268,658	300,011
Other intangible assets, less accumulated amortization of $133,306 and $158,507, respectively (Note 18)	135,687	160,998
Operating lease right-of-use assets (Note 11)	46,747	—
Deferred income taxes	32,196	20,507
Other	72,730	49,031
Total other assets	556,018	530,547
Total assets	$2,538,100	$2,656,269
LIABILITIES
Current liabilities:
Current maturities of long-term debt (Note 12)	$4,500	$—
Notes payable to banks	—	157
Current operating lease liabilities (Note 11)	12,935	—
Accounts payable	165,062	212,908
Accrued income taxes	10,470	29,223
Accrued expenses	51,466	76,616
Other current liabilities	138,698	142,822
Total current liabilities	383,131	461,726
Long-term debt, less current maturities (Note 12)	593,607	592,474
Operating lease liabilities (Note 11)	34,290	—
Deferred income taxes	13,504	23,322
Accrued pension and postretirement benefits	166,851	174,003
Accrued income taxes	9,304	9,038
Other liabilities	38,590	21,002
Total liabilities	1,239,277	1,281,565
Commitments and contingencies
EQUITY (Note 16)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 82,914 and 82,421 shares issued, respectively	103,642	103,026
Additional paid-in capital	536,596	528,827
Retained earnings	1,030,582	1,076,862
Accumulated other comprehensive loss	(410,197)	(373,543)
Total Kennametal Shareholders’ Equity	1,260,623	1,335,172
Noncontrolling interests	38,200	39,532
Total equity	1,298,823	1,374,704
Total liabilities and equity	$2,538,100	$2,656,269
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Nine Months Ended March 31,
(in thousands)	2020	2019
OPERATING ACTIVITIES
Net income	$3,422	$184,798
Adjustments for non-cash items:
Depreciation	79,078	72,087
Amortization	10,413	10,780
Stock-based compensation expense	14,289	18,844
Restructuring and asset impairment charges (Notes 7 and 18)	33,792	1,905
Deferred income tax provision (benefit)	(23,597)	2,409
Loss on divestiture (Note 4)	6,517	—
Other	2,748	2,567
Changes in certain assets and liabilities:
Accounts receivable	60,616	(7,595)
Inventories	29,947	(71,814)
Accounts payable and accrued liabilities	(34,351)	(57,165)
Accrued income taxes	(21,957)	5,936
Accrued pension and postretirement benefits	(18,163)	(13,862)
Other	3,305	8,575
Net cash flow provided by operating activities	146,059	157,465
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(206,061)	(145,942)
Disposals of property, plant and equipment	2,780	3,575
Proceeds from divestiture (Note 4)	23,950	—
Other	(869)	(371)
Net cash flow used for investing activities	(180,200)	(142,738)
FINANCING ACTIVITIES
Net decrease in notes payable	(175)	(871)
Net increase (decrease) in short-term revolving and other lines of credit	4,500	(174)
Term debt repayments	—	(400,000)
Purchase of capital stock	(158)	(161)
The effect of employee benefit and stock plans and dividend reinvestment	(5,747)	(5,249)
Cash dividends paid to Shareholders	(49,725)	(49,268)
Other	(2,698)	(687)
Net cash flow used for financing activities	(54,003)	(456,410)
Effect of exchange rate changes on cash and cash equivalents	(8,641)	(1,873)
CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(96,785)	(443,556)
Cash and cash equivalents, beginning of period	182,015	556,153
Cash and cash equivalents, end of period	$85,230	$112,597
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “2019 Annual Report”). The condensed consolidated balance sheet as of June 30, 2019 was derived from the audited balance sheet included in our 2019 Annual Report. The interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the nine months ended March 31, 2020 and 2019 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2020 is to the fiscal year ending June 30, 2020. When used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “the Company,” “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

2.	NEW ACCOUNTING STANDARDS
Adopted
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, "Leases: Topic 842," which replaces the existing guidance in ASC 840, Leases. The standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for substantially all leases. We adopted this ASU on July 1, 2019 using the modified retrospective transition approach with the optional transition relief that allows for a cumulative-effect adjustment in the period of adoption and without a restatement of prior periods. Therefore, prior period amounts were not adjusted and will continue to be reported under the accounting standards in effect for those periods. We determined that there was no cumulative-effect adjustment to beginning retained earnings on the condensed consolidated balance sheet. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward historical lease classification. Adoption of this ASU resulted in the recording of lease liabilities of approximately $49 million with the offset to lease ROU assets of $49 million as of July 1, 2019. The standard did not materially impact our condensed consolidated statement of income and our condensed consolidated statement of cash flows. Refer to Note 11 for additional disclosure regarding the adoption of this new standard.
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
In February 2018, the FASB issued ASU No. 2018-02, “Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which includes amendments allowing the reclassification of the income tax effects of the Tax Cuts and Jobs Act of 2017 (TCJA) to improve the usefulness of information reported to financial statement users. The amendments in this update also require certain disclosures about stranded tax effects. Certain guidance is optional and was effective for Kennametal on July 1, 2019. We elected not to reclassify the stranded tax effects as permissible under this standard. Adoption of this guidance did not have a material effect on our condensed consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting," which expands the scope of accounting for stock-based compensation to nonemployees. We adopted this ASU on July 1, 2019. Adoption of this guidance did not have a material effect on our condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	Nine Months Ended March 31,
(in thousands)	2020	2019
Cash paid during the period for:
Income taxes	$31,523	$38,208
Interest	20,783	23,175
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	(16,000)	2,400

4.	DIVESTITURE
During the nine months ended March 31, 2020, we completed the sale of certain assets of the non-core specialty alloys and metals business within the Infrastructure segment located in New Castle, Pennsylvania to Advanced Metallurgical Group N.V. for an aggregate price of $24.0 million.
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
Level 3: Inputs that are unobservable.
As of March 31, 2020, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$289	$—	$289
Total assets at fair value	$—	$289	$—	$289

Liabilities:
Derivatives (1)	$—	$1,878	$—	$1,878
Total liabilities at fair value	$—	$1,878	$—	$1,878

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2019, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$152	$—	$152
Total assets at fair value	$—	$152	$—	$152

Liabilities:
Derivatives (1)	$—	$55	$—	$55
Total liabilities at fair value	$—	$55	$—	$55
 (1) Currency and interest rate derivatives are valued based on observable market spot and forward rates and are classified within Level 2 of the fair value hierarchy.
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
The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheet are as follows:

(in thousands)	March 31, 2020	June 30, 2019
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$170	$145
Other assets - forward starting interest rate swap contracts	89	—
Other liabilities - forward starting interest rate swap contracts	(1,614)	—
Total derivatives designated as hedging instruments	(1,355)	145
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	30	8
Other current liabilities - currency forward contracts	(264)	(56)
Total derivatives not designated as hedging instruments	(234)	(48)
Total derivatives	$(1,589)	$97

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

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2020	2019	2020	2019
Other income, net - currency forward contracts	$220	$(11)	$231	$65

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts are recorded in accumulated other comprehensive loss and are recognized as a component of cost of goods sold and other income, net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at March 31, 2020 and June 30, 2019 was $12.1 million and $61.5 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness. Assuming the market rates remain constant with the rates at March 31, 2020, we expect to recognize into earnings $0.1 million of income on outstanding derivatives in the next 12 months.
During the third quarter of fiscal 2020, we entered into forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our anticipated refinancing of the Senior Unsecured Notes due fiscal 2022. We recorded the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to accumulated other comprehensive income, net of tax. The notional amount of the contracts at March 31, 2020 was $200.0 million. As of March 31, 2020, we recorded an asset of $0.1 million and a liability of $1.6 million on these contracts, the net effect of which was recorded as a decrease to other comprehensive income, net of tax.
The following represents gains and losses related to cash flow hedges:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2020	2019	2020	2019
(Losses) gains recognized in other comprehensive (loss) income, net	$(999)	$695	$(143)	$603
Losses reclassified from accumulated other comprehensive loss into cost of goods sold and other income, net	$457	$403	$1,007	$1,500

No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the nine months ended March 31, 2020 and 2019.
NET INVESTMENT HEDGES
As of March 31, 2020, we had certain foreign currency-denominated intercompany loans payable with total aggregate principal amounts of €42.5 million as net investment hedges to hedge the foreign exchange exposure of our net investment in our Euro-based subsidiaries. We recorded gains of $1.1 million and $2.3 million as a component of foreign currency translation adjustments in other comprehensive (loss) income for the three months ended March 31, 2020 and 2019, respectively. We recorded gains of $1.0 million and $2.8 million as a component of foreign currency translation adjustments in other comprehensive loss for the nine months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

Instrument	Notional (EUR in thousands)(2)	Notional (USD in thousands)(2)	Maturity
Foreign currency-denominated intercompany loan payable	€28,727	$31,517	June 26, 2022
Foreign currency-denominated intercompany loan payable	20,091	22,043	November 22, 2021
(2) Includes principal and accrued interest.

7.	RESTRUCTURING AND RELATED CHARGES
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The pre-tax charges for these programs are expected to be in the range of $55 million to $60 million, which are expected to be 80 percent Industrial, 15 percent Infrastructure and 5 percent Widia. Total restructuring and related charges since inception of $50.0 million were recorded for this program through March 31, 2020, consisting of: $40.6 million in Industrial; $7.2 million in Infrastructure; and $2.2 million in Widia.
FY21 Restructuring Actions
On July 11, 2019, we announced the initiation of restructuring actions in Germany associated with our simplification/modernization initiative, which are expected to reduce structural costs. We have agreed with local employee representatives to downsize our Essen, Germany operations instead of the previously proposed closure. We are also evaluating the acceleration of other facility closures as part of these restructuring activities. These actions are expected to be completed by the end of fiscal 2021 and are expected to be primarily cash expenditures.
The pre-tax charges for these programs are expected to be in the range of $55 million to $65 million, which is expected to be primarily in the Industrial segment. Total restructuring and related charges since inception of $28.8 million were recorded for this program through March 31, 2020, all of which were recorded in the Industrial segment.
Restructuring and Related Charges Recorded
We recorded restructuring and related charges of $5.8 million and $3.7 million for the three months ended March 31, 2020 and 2019, respectively. Of these amounts, restructuring charges totaled $1.8 million and $2.6 million for the three months ended March 31, 2020 and 2019, respectively, of which $0.2 million were related to inventory and were recorded in cost of goods sold for the three months ended March 31, 2020 and 2019. Restructuring-related charges of $4.0 million and $0.9 million were recorded in cost of goods sold for the three months ended March 31, 2020 and 2019, respectively. Restructuring-related charges of $0.1 million were recorded in operating expense for the three months ended March 31, 2019.
We recorded restructuring and related charges of $65.1 million and $6.8 million for the nine months ended March 31, 2020 and 2019, respectively. Of these amounts, restructuring charges totaled $54.5 million and $5.3 million for the nine months ended March 31, 2020 and 2019, respectively, of which $0.6 million and $0.2 million were related to inventory and were recorded in cost of goods sold for the nine months ended March 31, 2020 and 2019, respectively. Restructuring-related charges of $10.6 million and $1.4 million were recorded in cost of goods sold for the nine months ended March 31, 2020 and 2019, respectively. Restructuring-related charges of $0.1 million were recorded in operating expense for the nine months ended March 31, 2019.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2020, $24.7 million and $16.2 million of the restructuring accrual is recorded in other current liabilities and other liabilities, respectively, in our condensed consolidated balance sheet. The restructuring accrual of $19.2 million as of June 30, 2019 is recorded in other current liabilities. The amount attributable to each segment is as follows:

(in thousands)	June 30, 2019	Expense	Asset Write-Down	Translation	Cash Expenditures	March 31, 2020
Industrial
Severance	$8,863	$49,455	$—	$(780)	$(25,413)	$32,125
Facilities	—	1,857	(1,857)	—	—	—
Other	35	4	—	(1)	(22)	16
Total Industrial	$8,898	$51,316	$(1,857)	$(781)	$(25,435)	$32,141

Widia
Severance	$2,306	$342	$—	$(28)	$(321)	$2,299
Facilities	—	41	(41)	—	—	—
Other	24	—	—	—	—	24
Total Widia	$2,330	$383	$(41)	$(28)	$(321)	$2,323

Infrastructure
Severance	$7,956	$2,053	$—	$(313)	$(3,225)	$6,471
Facilities	—	758	(758)	—	—	—
Other	28	2	—	(1)	(5)	24
Total Infrastructure	$7,984	$2,813	$(758)	$(314)	$(3,230)	$6,495
Total	$19,212	$54,512	$(2,656)	$(1,123)	$(28,986)	$40,959

8.	STOCK-BASED COMPENSATION
Stock Options
Changes in our stock options for the nine months ended March 31, 2020 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2019	781,673	$33.92
Exercised	(34,525)	26.62
Lapsed or forfeited	(42,544)	43.30
Options outstanding, March 31, 2020	704,604	$33.71	2.8	$—
Options vested, March 31, 2020	704,604	$33.71	2.8	$—
Options exercisable, March 31, 2020	704,604	$33.71	2.8	$—

As of March 31, 2020, there was no unrecognized compensation cost related to options outstanding.
All options were fully vested as of March 31, 2020. Fair value of options vested during the nine months ended March 31, 2019 was $1.2 million.
Tax benefits relating to excess stock-based compensation deductions are presented in the operating activities section of the condensed consolidated statements of cash flow for the nine months ended March 31, 2020 and 2019. Tax benefits resulting from stock-based compensation deductions were greater than the amounts reported for financial reporting purposes by $0.2 million and $1.3 million for the nine months ended March 31, 2020 and 2019, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amount of cash received from the exercise of options during the nine months ended March 31, 2020 and 2019 was $0.7 million and $4.2 million, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2020 and 2019 was $0.3 million and $1.9 million, respectively.
Restricted Stock Units – Performance Vesting and Time Vesting
Changes in our performance vesting and time vesting restricted stock units for the nine months ended March 31, 2020 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2019	405,230	$35.58	926,927	$36.43
Granted	275,216	28.74	633,902	27.95
Vested	(146,377)	27.09	(459,783)	33.93
Performance metric adjustments, net	32,707	32.79	—	—
Forfeited	(12,143)	35.51	(43,776)	32.40
Unvested, March 31, 2020	554,633	$34.26	1,057,270	$32.60
During the nine months ended March 31, 2020 and 2019, compensation expense related to time vesting and performance vesting restricted stock units was $13.7 million and $18.0 million, respectively. As of March 31, 2020, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $22.2 million and is expected to be recognized over a weighted average period of 2.0 years.

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS
The table below summarizes the components of net periodic pension income:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2020	2019	2020	2019
Service cost	$452	$406	$1,346	$1,224
Interest cost	6,848	7,979	20,504	23,939
Expected return on plan assets	(13,539)	(13,456)	(40,491)	(40,352)
Amortization of transition obligation	23	23	67	68
Amortization of prior service cost (credit)	13	(5)	38	(15)
Recognition of actuarial losses	2,597	1,682	7,777	5,056
Settlement gain	—	—	(122)	—
Net periodic pension income	$(3,606)	$(3,371)	$(10,881)	$(10,080)

The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2020	2019	2020	2019
Interest cost	$101	$153	$303	$460
Amortization of prior service credit	(69)	(22)	(207)	(68)
Recognition of actuarial loss	64	62	193	186
Net periodic other postretirement benefit cost	$96	$193	$289	$578

The service cost component of net periodic pension income is reported as a component of cost of goods sold and operating expense. All other components of net periodic pension income and net periodic other postretirement benefit cost are reported as a component of other income, net.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 43 percent and 41 percent of total inventories at March 31, 2020 and June 30, 2019, respectively. Inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year; therefore, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs and are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

(in thousands)	March 31, 2020	June 30, 2019
Finished goods	$293,990	$311,684
Work in process and powder blends	197,991	246,414
Raw materials	89,435	95,620
Inventories at current cost	581,416	653,718
Less: LIFO valuation	(64,635)	(82,142)
Total inventories	$516,781	$571,576

11.	LEASES
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
We account for non-lease components separately from lease components. These costs often relate to the payments for a proportionate share of real estate taxes, insurance, common area maintenance and other operating costs in addition to base rent. We also do not recognize ROU assets and liabilities for leases with an initial term of 12 months or less. Lease costs associated with leases of less than 12 months were $1.6 million and $5.8 million for the three and nine months ended March 31, 2020, respectively.
As a lessee, we have various operating lease agreements primarily related to real estate, vehicles and office and plant equipment. Our real estate leases, which are comprised primarily of manufacturing, warehousing, office and administration facilities, represent a majority of our lease liability. Our lease payments are largely fixed. Any variable lease payments, including utilities, common area maintenance and repairs and maintenance, are expensed during the period incurred. Variable lease costs were immaterial for the three and nine months ended March 31, 2020. A majority of our real estate leases include options to extend the lease and options to early terminate the lease. Leases with an early termination option generally involve a termination payment. We review all options to extend, terminate, or purchase the ROU assets at the inception of the lease and account for these options when they are reasonably certain of being exercised. Our lease agreements generally do not contain any material residual value guarantees or materially restrictive covenants. We do not have any material leases that have been signed but not commenced, and we did not have any lease transactions with related parties.
The weighted average remaining lease term and discount rate for our operating leases were approximately 8.7 years and 3.3 percent, respectively, at March 31, 2020.
Operating lease expense is recognized on a straight-line basis over the lease term and is included in operating expense on our consolidated statement of income. Operating lease cost was $4.2 million and $12.3 million for the three and nine months ended March 31, 2020, respectively.
The following table sets forth supplemental cash flow information related to our operating leases:

(in thousands)	Nine Months Ended March 31, 2020
Operating cash flows from operating leases	$12,181
ROU assets obtained in exchange for new operating lease liabilities	$7,064

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the maturities of our operating lease liabilities and reconciles the respective undiscounted payments to the operating lease liabilities in the condensed consolidated balance sheet as of March 31, 2020:

Year Ended June 30, (in thousands)	March 31, 2020
Remaining three months of 2020	$3,695
2021	12,989
2022	9,225
2023	6,083
2024	4,089
Thereafter	18,880
Total undiscounted operating lease payments	$54,961
Less: discount to net present value	7,736
Total operating lease liabilities	$47,225

The following table sets forth the future minimum lease payments for non-cancelable operating leases as of the year ended June 30, 2019:

Year Ended June 30, (in thousands)	June 30, 2019
2020	$17,074
2021	12,212
2022	6,693
2023	4,294
2024	2,636
Thereafter	17,168
Total future minimum lease payments	$60,077

12.	LONG-TERM DEBT
Our five-year, multi-currency, revolving credit facility, as amended and restated in June 2018 (Credit Agreement), provides for revolving credit loans of up to $700 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio where debt, net of domestic cash in excess of $25 million, must be less than or equal to 3.5 times trailing twelve months EBITDA, adjusted for certain non-cash expenses and which may be further adjusted, at our discretion, to include up to $80 million of cash restructuring charges through December 31, 2021; and a minimum consolidated interest coverage ratio of EBITDA to interest of 3.5 times (as the aforementioned terms are defined in the Credit Agreement). We were in compliance with all such covenants as of March 31, 2020 and we expect to maintain compliance over the next 12 months. The Company reached this conclusion after considering the information currently available to us, including the anticipated effect of the Coronavirus 2019 (COVID-19) pandemic on the macroeconomic environment. Because the extent and duration of COVID-19 is unknown, its effect on the Company’s business, financial condition, operating results and cash flows is uncertain, and therefore it could adversely affect availability under the Credit Agreement.
We had $4.5 million of borrowings outstanding under the Credit Agreement as of March 31, 2020, and we had no borrowings outstanding as of June 30, 2019. Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries. The Credit Agreement matures in June 2023.
Subsequent to March 31, 2020, we drew $500.0 million under the Credit Agreement. We decided to draw this $500.0 million as a measure to ensure access to future liquidity in light of the global financial market uncertainty resulting from the COVID-19 pandemic.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fixed rate debt had a fair market value of $623.1 million and $622.0 million at March 31, 2020 and June 30, 2019, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of March 31, 2020 and June 30, 2019, respectively.

13.	ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.
We establish and maintain reserves for certain potential environmental liabilities. At March 31, 2020 and June 30, 2019, the balances of these reserves were $11.8 million and $12.4 million, respectively. These reserves represent anticipated costs associated with potential remedial requirements and are generally not discounted.
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
Effective tax rates
The effective income tax rates for the three months ended March 31, 2020 and 2019 were 93.1 percent and 11.0 percent, respectively. The year-over-year change is primarily due to the effects of current year restructuring and the Widia goodwill and other intangible asset impairment charges. The prior year rate included a $6.8 million discrete benefit to adjust the Toll Tax charge based on regulations issued during the March quarter of fiscal 2019.
The effective income tax rates for the nine months ended March 31, 2020 and 2019 were 143.5 percent (benefit on a loss) and 20.1 percent (provision on income), respectively. The year-over-year change is primarily due to the change in the jurisdictional mix caused by expected restructuring and related charges, the Widia goodwill and other intangible asset impairment charges, a discrete $14.5 million benefit for the one-time effect of Swiss tax reform and the increase in global intangible low-taxed income (GILTI) and base erosion anti-abuse tax (BEAT). The prior year rate included a $9.7 million discrete benefit associated with tax reform and a $6.1 million charge related to changes in the indefinite reinvestment assertion on certain foreign subsidiaries' undistributed earnings.
Coronavirus Aid, Relief, and Economic Security Act (CARES Act)
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allows net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back to each of the 5 preceding taxable years to generate a refund of previously paid income taxes; permits net operating loss carryovers and carrybacks to offset 100 percent of taxable income for taxable years beginning before January 1, 2021; and modifies the limitation on business interest by increasing the allowable business interest deduction from 30 percent of adjusted taxable income to 50 percent of adjusted taxable income for taxable years beginning in 2019 or 2020. We are currently in the process of evaluating the potential impact these provisions may have on the Company.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Swiss tax reform
Legislation was effectively enacted during the nine months ended March 31, 2020 when the Canton of Schaffhausen approved the Federal Act on Tax Reform and AHV Financing on October 8, 2019 (Swiss tax reform). Significant changes from Swiss tax reform include the abolishment of certain favorable tax regimes and the creation of a ten-year transitional period at both the federal and cantonal levels.
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
The following tables provide the computation of diluted shares outstanding for the three and nine months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2020	2019	2020	2019
Weighted-average shares outstanding during period	83,106	82,479	83,022	82,305
Add: Unexercised stock options and unvested restricted stock units	590	860	567	961
Number of shares on which diluted earnings per share is calculated	83,696	83,339	83,589	83,266
Unexercised stock options with an exercise price greater than the average market price and restricted stock units not included in the computation because they were anti-dilutive	646	515	833	423

16.	EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the three months ending March 31, 2020 and 2019 is as follows:

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of December 31, 2019	$103,618	$536,522	$1,044,247	$(378,219)	$40,859	$1,347,027
Net income (loss)	—	—	2,917	—	(676)	2,241
Other comprehensive loss	—	—	—	(31,978)	(1,983)	(33,961)
Dividend reinvestment	2	50	—	—	—	52
Capital stock issued under employee benefit and stock plans(3)	24	74	—	—	—	98
Purchase of capital stock	(2)	(50)	—	—	—	(52)
Cash dividends	—	—	(16,582)		—	(16,582)
Total equity, March 31, 2020	$103,642	$536,596	$1,030,582	$(410,197)	$38,200	$1,298,823

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of December 31, 2018	$102,700	$522,413	$979,259	$(334,632)	$38,544	$1,308,284
Net income	—	—	68,550	—	1,578	70,128
Other comprehensive income	—	—	—	992	34	1,026
Dividend reinvestment	2	52	—	—	—	54
Capital stock issued under employee benefit and stock plans(3)	258	2,029	—	—	—	2,287
Purchase of capital stock	(2)	(52)	—	—	—	(54)
Additions to noncontrolling interest	—	—	—	—	443	443
Cash dividends	—	—	(16,448)	—	(315)	(16,763)
Total equity, March 31, 2019	$102,958	$524,442	$1,031,361	$(333,640)	$40,284	$1,365,405

A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the nine months ending March 31, 2020 and 2019 is as follows:

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2019	$103,026	$528,827	$1,076,862	$(373,543)	$39,532	$1,374,704
Net income (loss)	—	—	3,445	—	(23)	3,422
Other comprehensive loss	—	—	—	(36,654)	(2,836)	(39,490)
Dividend reinvestment	6	151	—	—	—	157
Capital stock issued under employee benefit and stock plans(3)	616	7,769	—	—	—	8,385
Purchase of capital stock	(6)	(151)	—	—	—	(157)
Additions to noncontrolling interest	—	—	—	—	1,527	1,527
Cash dividends	—	—	(49,725)	—	—	(49,725)
Total equity, March 31, 2020	$103,642	$536,596	$1,030,582	$(410,197)	$38,200	$1,298,823

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Kennametal Shareholders’ Equity
(in thousands)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance as of June 30, 2018	$102,058	$511,909	$900,683	$(320,325)	$36,002	$1,230,327
Net income	—	—	179,946	—	4,852	184,798
Other comprehensive loss	—	—	—	(13,315)	(698)	(14,013)
Dividend reinvestment	5	156	—	—	—	161
Capital stock issued under employee benefit and stock plans(3)	900	12,533	—	—	—	13,433
Purchase of capital stock	(5)	(156)	—	—	—	(161)
Additions to noncontrolling interest	—	—	—	—	443	443
Cash dividends	—	—	(49,268)	—	(315)	(49,583)
Total equity, March 31, 2019	$102,958	$524,442	$1,031,361	$(333,640)	$40,284	$1,365,405
(3) Net of restricted stock units delivered upon vesting to satisfy tax withholding requirements.
The amounts of comprehensive income attributable to Kennametal Shareholders and noncontrolling interests are disclosed in the condensed consolidated statements of comprehensive income.

17.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of, and changes in, accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the nine months ended March 31, 2020:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2019	$(222,270)	$(147,595)	$(3,678)	$(373,543)
Other comprehensive income (loss) before reclassifications	2,123	(44,855)	(144)	(42,876)
Amounts reclassified from AOCL	5,916	—	306	6,222
Net current period other comprehensive income (loss)	8,039	(44,855)	162	(36,654)
AOCL, March 31, 2020	$(214,231)	$(192,450)	$(3,516)	$(410,197)

Attributable to noncontrolling interests:
Balance, June 30, 2019	$—	$(3,450)	$—	$(3,450)
Other comprehensive loss before reclassifications	—	(2,836)	—	(2,836)
Net current period other comprehensive loss	—	(2,836)	—	(2,836)
AOCL, March 31, 2020	$—	$(6,286)	$—	$(6,286)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of, and changes in, AOCL were as follows, net of tax, for the nine months ended March 31, 2019:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2018	$(187,755)	$(127,347)	$(5,223)	$(320,325)
Other comprehensive income (loss) before reclassifications	1,246	(20,147)	141	(18,760)
Amounts reclassified from AOCL	3,893	—	1,552	5,445
Net current period other comprehensive income (loss)	5,139	(20,147)	1,693	(13,315)
AOCL, March 31, 2019	$(182,616)	$(147,494)	$(3,530)	$(333,640)

Attributable to noncontrolling interests:
Balance, June 30, 2018	$—	$(2,913)	$—	$(2,913)
Other comprehensive loss before reclassifications	—	(698)	—	(698)
Net current period other comprehensive loss	—	(698)	—	(698)
AOCL, March 31, 2019	$—	$(3,611)	$—	$(3,611)

Reclassifications out of AOCL for the three and nine months ended March 31, 2020 and 2019 consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2020	2019	2020	2019	Affected line item in the Income Statement
Gains and losses on cash flow hedges:
Forward starting interest rate swaps	$611	$588	$1,833	$1,764	Interest expense
Currency exchange contracts	75	333	(1,428)	292	Cost of goods sold and other income, net
Total before tax	686	921	405	2,056
Tax impact	(168)	(226)	(99)	(504)	Provision (benefit) for income taxes
Net of tax	$518	$695	$306	$1,552

Pension and other postretirement benefits:
Amortization of transition obligations	$23	$23	$67	$68	Other income, net
Amortization of prior service credit	(56)	(27)	(169)	(83)	Other income, net
Recognition of actuarial losses	2,661	1,744	7,970	5,242	Other income, net
Total before tax	2,628	1,740	7,868	5,227
Tax impact	(662)	(453)	(1,952)	(1,334)	Provision (benefit) for income taxes
Net of tax	$1,966	$1,287	$5,916	$3,893

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amount of income tax allocated to each component of other comprehensive (loss) income for the three months ended March 31, 2020 and 2019 were as follows:

		2020			2019
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges	$(1,325)	$325	$(1,000)	$307	$(75)	$232
Reclassification of unrealized loss on derivatives designated and qualified as cash flow hedges	686	(168)	518	921	(226)	695
Unrecognized net pension and other postretirement benefit gain	3,295	(722)	2,573	172	(121)	51
Reclassification of net pension and other postretirement benefit loss	2,628	(662)	1,966	1,740	(453)	1,287
Foreign currency translation adjustments	(38,103)	85	(38,018)	(1,327)	88	(1,239)
Other comprehensive (loss) income	$(32,819)	$(1,142)	$(33,961)	$1,813	$(787)	$1,026

The amount of income tax allocated to each component of other comprehensive loss for the nine months ended March 31, 2020 and 2019 were as follows:

		2020			2019
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges	$(191)	$47	$(144)	$187	$(46)	$141
Reclassification of unrealized loss on derivatives designated and qualified as cash flow hedges	405	(99)	306	2,056	(504)	1,552
Unrecognized net pension and other postretirement benefit gain	2,876	(753)	2,123	1,723	(477)	1,246
Reclassification of net pension and other postretirement benefit loss	7,868	(1,952)	5,916	5,227	(1,334)	3,893
Foreign currency translation adjustments	(47,809)	118	(47,691)	(21,007)	162	(20,845)
Other comprehensive loss	$(36,851)	$(2,639)	$(39,490)	$(11,814)	$(2,199)	$(14,013)

18.	GOODWILL AND OTHER INTANGIBLE ASSETS
2020 December Quarter Widia Impairment Charges
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2020 March Quarter Widia Impairment Charges
We performed an interim quantitative impairment test of goodwill and the indefinite-lived trademark intangible asset for the Widia reporting unit during the March quarter of fiscal 2020. The decline in actual and projected financial results for the Widia reporting unit, primarily as a result of the COVID-19 pandemic, represented an interim impairment triggering event because there was essentially zero cushion between the reporting unit's carrying value and fair value as of March 31 2020. This is because the Widia reporting unit was recorded at fair value as of the last impairment date of December 31, 2019. We evaluated the recoverability of goodwill for the reporting unit by comparing the fair value with its carrying value, with the fair values determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. As a result of this interim test, we recorded a non-cash pre-tax impairment charge during the three months ended March 31, 2020 of $15.6 million in the Widia segment, of which $13.7 million was for goodwill and $1.9 million was for an indefinite-lived trademark intangible asset. These impairment charges are recorded in restructuring and asset impairment charges in our condensed consolidated statements of income. No impairment was recorded for the other Widia long-lived assets. Subsequent to the impairment charges recorded in the March quarter of fiscal 2020, there is no remaining goodwill for the Widia reporting unit and the carrying value of the indefinite-lived trademark is $10.9 million, which approximates fair value. Additionally, due to the significant cushion that existed between the fair value and the carrying value of the Industrial reporting unit, as measured on the last annual testing date, we determined that there was not an interim triggering event for this reporting unit during the third quarter of fiscal 2020. Certain events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair values of our reporting units and of the indefinite-lived trademark may include such items as: (i) a decrease in expected future cash flows, specifically, a further decrease in sales volume driven by a prolonged weakness in customer demand or other pressures, including those related to the COVID-19 pandemic, adversely affecting our long-term sales trends; (ii) inability to achieve the anticipated benefits from simplification/modernization and other cost reduction programs and (iii) inability to achieve the sales from our strategic growth initiatives.
Divestiture Impact on Other Intangible Assets
During the three months ended December 31, 2019, we completed the sale of certain assets of the non-core specialty alloys and metals business within the Infrastructure segment. See Note 4. As a result of this transaction, other intangibles decreased by $12.5 million in our Infrastructure segment. This decrease was recorded in the loss on divestiture account in our condensed consolidated statements of income.
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such carrying amounts, is as follows:

(in thousands)	Industrial	Widia	Infrastructure	Total
Gross goodwill	$409,912	$40,941	$633,211	$1,084,064
Accumulated impairment losses	(137,204)	(13,638)	(633,211)	(784,053)
Balance as of June 30, 2019	$272,708	$27,303	$—	$300,011

Activity for the nine months ended March 31, 2020:
Change in gross goodwill due to translation	(4,050)	(484)	—	(4,534)
Impairment charges	—	(26,819)	—	(26,819)

Gross goodwill	405,862	40,457	633,211	1,079,530
Accumulated impairment losses	(137,204)	(40,457)	(633,211)	(810,872)
Balance as of March 31, 2020	$268,658	$—	$—	$268,658

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	March 31, 2020		June 30, 2019
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract-based	3 to 15	—	—	7,062	(7,062)
Technology-based and other	4 to 20	32,499	(22,162)	46,228	(31,890)
Customer-related	10 to 21	180,955	(85,421)	205,213	(94,711)
Unpatented technology	10 to 30	31,576	(17,271)	31,702	(15,492)
Trademarks	5 to 20	13,036	(8,452)	14,755	(9,352)
Trademarks	Indefinite	10,927	—	14,545	—
Total		$268,993	$(133,306)	$319,505	$(158,507)

19.	SEGMENT DATA
Our reportable operating segments have been determined in accordance with the our internal management structure, which is organized based on operating activities, the manner in which we organize segments for allocating resources, making operating decisions and assessing performance and the availability of separate financial results. We do not allocate certain corporate expenses related to executive retirement plans, our Board of Directors, strategic initiatives, and certain other costs and report them in Corporate. None of our reportable operating segments represent the aggregation of two or more operating segments.
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our sales and operating income (loss) by segment are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2020	2019	2020	2019
Sales:
Industrial	$260,738	$318,636	$820,008	$956,515
Widia	42,721	50,966	131,115	148,592
Infrastructure	179,625	227,602	555,129	666,178
Total sales	$483,084	$597,204	$1,506,252	$1,771,285
Operating income (loss):
Industrial	$30,147	$57,218	$32,159	$173,279
Widia	(13,528)	(4)	(31,410)	3,817
Infrastructure	21,941	24,934	7,679	69,407
Corporate	(667)	(277)	(1,797)	(2,622)
Total operating income	37,893	81,871	6,631	243,881
Interest expense	7,897	8,104	23,834	24,305
Other income, net	(2,438)	(4,993)	(9,330)	(11,775)
Income (loss) from continuing operations before income taxes	$32,434	$78,760	$(7,873)	$231,351

The following table presents Kennametal's revenue disaggregated by geography:

	Three Months Ended
	March 31, 2020				March 31, 2019
(in thousands)	Industrial	Widia	Infrastructure	Total Kennametal	Industrial	Widia	Infrastructure	Total Kennametal
Americas	41%	49%	64%	50%	40%	46%	67%	51%
EMEA	39	26	18	30	41	26	16	30
Asia Pacific	20	25	18	20	19	28	17	19

	Nine Months Ended
	March 31, 2020				March 31, 2019
(in thousands)	Industrial	Widia	Infrastructure	Total Kennametal	Industrial	Widia	Infrastructure	Total Kennametal
Americas	41%	48%	62%	50%	40%	46%	66%	50%
EMEA	39	26	18	30	40	25	15	30
Asia Pacific	20	26	20	20	20	29	19	20
The following tables presents Kennametal's revenue disaggregated by end market:

	Three Months Ended March 31, 2020
(in thousands)	Industrial	Widia	Infrastructure	Total Kennametal
General engineering	44%	100%	35%	46%
Transportation	33	—	—	18
Aerospace	13	—	—	7
Energy	10	—	29	16
Earthworks	—	—	36	13

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended March 31, 2019
(in thousands)	Industrial	Widia	Infrastructure	Total Kennametal
General engineering	45%	100%	36%	46%
Transportation	33	—	—	18
Aerospace	13	—	—	7
Energy	9	—	33	17
Earthworks	—	—	31	12

	Nine Months Ended March 31, 2020
(in thousands)	Industrial	Widia	Infrastructure	Total Kennametal
General engineering	44%	100%	34%	45%
Transportation	33	—	—	18
Aerospace	14	—	—	8
Energy	9	—	29	16
Earthworks	—	—	37	13

	Nine Months Ended March 31, 2019
(in thousands)	Industrial	Widia	Infrastructure	Total Kennametal
General engineering	44%	100%	34%	45%
Transportation	34	—	—	18
Aerospace	13	—	—	7
Energy	9	—	34	18
Earthworks	—	—	32	12

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
Our sales of $483.1 million for the quarter ended March 31, 2020 decreased 19 percent year-over-year, reflecting 17 percent organic sales decline, a 1 percent unfavorable currency exchange effect and a 1 percent decline from divestiture. The decline reflects a global manufacturing slow down and deteriorating end markets.
Operating income decreased $44.0 million from $81.9 million in the prior year quarter to $37.9 million in the current quarter. The decrease in operating income was primarily due to organic sales decline, unfavorable labor and fixed cost absorption due to lower volumes and simplification/modernization efforts in progress, $15.6 million of goodwill and other intangible asset impairment charges and higher restructuring and related charges of $2.6 million, partially offset by incremental simplification/modernization benefits and lower variable compensation expense. Operating margin was 7.8 percent compared to 13.7 percent in the prior year quarter. The Industrial and Infrastructure segments had operating margins of 11.6 percent and 12.2 percent, respectively, while the Widia segment had operating loss margin of 31.7 percent.
The Coronavirus Disease 2019 (COVID-19) emerged in China at the end of calendar year 2019 bringing significant uncertainty in our end markets and operations. National, regional and local governments have taken steps to limit the spread of the virus through stay-at-home, social distancing, and various other orders and guidelines. The imposition of these measures has created potentially significant operating constraints on our business. Recognizing the potential for COVID-19 to significantly disrupt operations, we began to deploy safety protocols and processes globally during the third quarter of fiscal 2020 to keep our employees safe while continuing to serve our customers. We have been deemed an essential business and continue to operate globally, apart from Kennametal India Ltd. and our Bolivian operations which were closed during the latter part of the third quarter of fiscal 2020 due to government mandates. We have not experienced a material disruption in our supply chain to date as a result of these facility closures or elsewhere in our supply chain. We expect COVID-19 will more materially negatively affect customer demand in the fourth quarter of fiscal 2020 as a result of the disruption and uncertainty it is causing most acutely in the energy, aerospace and transportation end markets. The extent to which the COVID-19 pandemic may impact our business, operating results, financial condition, or liquidity in the future will depend on future developments, including the duration of the outbreak, travel restrictions, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease.
The Company's strong liquidity position has allowed us to continue our simplification/modernization initiatives and the FY20 and FY21 Restructuring Actions are expected to deliver annualized savings of $30 million to $35 million and $25 million to $30 million, respectively. We recorded $5.8 million of pre-tax restructuring and related charges in the quarter, and incremental pre-tax benefits our from simplification/modernization restructuring initiatives were approximately $5 million in the quarter. Total benefits from our simplification/modernization efforts, including restructuring initiatives, were approximately $15 million in the quarter, and we achieved annualized run-rate savings from simplification/modernization of approximately $87 million since inception.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We recorded non-cash pre-tax Widia goodwill and other intangible asset impairment charges of $15.6 million in the current quarter as a result of further deteriorating market conditions caused by the COVID-19 global pandemic.
We reported current quarter earnings per diluted share (EPS) of $0.03. EPS for the current quarter was unfavorably affected by restructuring and related charges and goodwill and other intangible asset impairment charges. The earnings per diluted share of $0.82 in the prior year quarter included a discrete benefit from U.S. tax reform of $0.08 and restructuring and related charges of $0.03 per share.
We generated net cash flows from operating activities of $146.1 million during the nine months ended March 31, 2020 compared to $157.5 million during the prior year quarter. Capital expenditures were $206.1 million and $145.9 million during the nine months ended March 31, 2020 and 2019, respectively, with the increase primarily due to higher spending associated with our simplification/modernization initiatives.

RESULTS OF CONTINUING OPERATIONS

SALES
Sales for the three months ended March 31, 2020 were $483.1 million, a decrease of $114.1 million, or 19 percent, from $597.2 million in the prior year quarter. The decrease in sales was driven by 17 percent organic sales decline, a 1 percent unfavorable currency exchange impact and a 1 percent decline from divestiture.
Sales for the nine months ended March 31, 2020 were $1,506.3 million, a decrease of $265.0 million, or 15 percent, from $1,771.3 million in the prior year period. The decrease in sales was driven by 13 percent organic sales decline, a 1 percent unfavorable currency exchange impact and a 1 percent decline from divestiture.

	Three Months Ended March 31, 2020		Nine Months Ended March 31, 2020
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales decline:
Energy	(25)%	(23)%	(24)%	(23)%
General engineering	(20)	(17)	(14)	(12)
Transportation	(19)	(17)	(17)	(16)
Aerospace	(17)	(16)	(9)	(8)
Earthworks	(8)	(6)	(5)	(3)
Regional sales decline:
Americas	(20)%	(18)%	(16)%	(14)%
Europe, the Middle East and Africa (EMEA)	(19)	(16)	(15)	(11)
Asia Pacific	(17)	(15)	(13)	(12)

GROSS PROFIT
Gross profit for the three months ended March 31, 2020 was $157.0 million, a decrease of $51.1 million from $208.1 million in the prior year quarter. The decrease was primarily due to organic sales decline, unfavorable labor and fixed cost absorption due to lower volumes and simplification/modernization efforts in progress and greater restructuring and related charges of $3 million, partially offset by lower raw material costs of approximately $17 million and incremental simplification/modernization benefits. Gross profit margin for the three months ended March 31, 2020 was 32.5 percent, as compared to 34.8 percent in the prior year quarter.
Gross profit for the nine months ended March 31, 2020 was $428.0 million, a decrease of $189.8 million from $617.8 million in the prior year period. The decrease was primarily due to organic sales decline, unfavorable labor and fixed cost absorption due to lower volumes and simplification/modernization efforts in progress, greater restructuring and related charges of $9 million and higher effective raw material costs, partially offset by incremental simplification/modernization benefits. Gross profit margin for the nine months ended March 31, 2020 was 28.4 percent, as compared to 34.9 percent in the prior year period.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSE
Operating expense for the three months ended March 31, 2020 was $98.5 million compared to $120.1 million for the three months ended March 31, 2019. The decrease was primarily due to lower incentive compensation expense, incremental restructuring simplification benefits and favorable currency exchange impact of approximately $1 million.
Operating expense for the nine months ended March 31, 2020 was $320.3 million compared to $358.1 million for the nine months ended March 31, 2019. The decrease was primarily due to incremental restructuring simplification benefits, lower incentive compensation expense and favorable currency exchange impact of approximately $4 million.
We invested further in technology and innovation during the current quarter to continue delivering high quality products to our customers. Research and development expenses included in operating expense totaled $9.8 million and $10.5 million for the three months ended March 31, 2020 and 2019, respectively, and $30.3 million and $29.1 million for the nine months ended March 31, 2020 and 2019, respectively.

RESTRUCTURING AND RELATED CHARGES AND ASSET IMPAIRMENT CHARGES
FY20 Restructuring Actions
In the June quarter of fiscal 2019, we began implementing the current phase of restructuring associated with our simplification/modernization initiative. These actions are expected to reduce structural costs, improve operational efficiency and position us for long-term profitable growth and are currently estimated to achieve $30 million to $35 million of annualized savings by the end of fiscal 2020. These actions are expected to be completed in fiscal 2020 and are expected to be primarily cash expenditures.
The pre-tax charges for these programs are expected to be in the range of $55 million to $60 million, which are expected to be 80 percent Industrial, 15 percent Infrastructure and 5 percent Widia. Restructuring and related charges since inception of $50.0 million were recorded for this program through March 31, 2020, consisting of: $40.6 million in Industrial; $7.2 million in Infrastructure; and $2.2 million in Widia. Inception to date, we have achieved annualized savings of approximately $32 million.
FY21 Restructuring Actions
On July 11, 2019, we announced the initiation of restructuring actions in Germany associated with our simplification/modernization initiative, which are expected to reduce structural costs. We have agreed with local employee representatives to downsize our Essen, Germany operations instead of the previously proposed closure. We are also evaluating the acceleration of other facility closures as part of these restructuring activities. These actions are expected to deliver estimated annualized savings of $25 million to $30 million, be completed by the end of fiscal 2021 and be primarily cash expenditures.
The pre-tax charges for these programs are expected to be in the range of $55 million to $65 million, which is expected to be primarily in the Industrial segment. Total restructuring and related charges since inception of $28.8 million were recorded for this program through March 31, 2020 in the Industrial segment. Inception to date, we have achieved annualized savings of approximately $4 million.
Restructuring and Related Charges Recorded
We recorded restructuring and related charges of $5.8 million and $3.7 million for the three months ended March 31, 2020 and 2019, respectively. Of these amounts, restructuring charges totaled $1.8 million and $2.6 million for the three months ended March 31, 2020 and 2019, respectively, of which $0.2 million were related to inventory and were recorded in cost of goods sold for the three months ended March 31, 2020 and 2019. Restructuring-related charges of $4.0 million and $0.9 million were recorded in cost of goods sold for the three months ended March 31, 2020 and 2019, respectively. Restructuring-related charges of $0.1 million were recorded in operating expense for the three months ended March 31, 2019.
We recorded restructuring and related charges of $65.1 million and $6.8 million for the nine months ended March 31, 2020 and 2019, respectively. Of these amounts, restructuring charges totaled $54.5 million and $5.3 million for the nine months ended March 31, 2020 and 2019, respectively, of which $0.6 million and $0.2 million were related to inventory and were recorded in cost of goods sold for the nine months ended March 31, 2020 and 2019, respectively. Restructuring-related charges of $10.6 million and $1.4 million were recorded in cost of goods sold for the nine months ended March 31, 2020 and 2019, respectively. Restructuring-related charges of $0.1 million were recorded in operating expense for the nine months ended March 31, 2019.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Intangible Asset Impairment Charges
We recorded non-cash pre-tax goodwill and other intangible asset impairment charges of $15.6 million and $30.2 million during the three and nine months ended March 31, 2020. See Note 18 to our condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

LOSS ON DIVESTITURE
During the nine months ended March 31, 2020, we completed the sale of certain assets of the non-core specialty alloys and metals business within the Infrastructure segment located in New Castle, Pennsylvania to Advanced Metallurgical Group N.V. for an aggregate price of $24.0 million.
The net book value of these assets at closing was $29.5 million, and the pre-tax loss on divestiture recognized during the three months ended December 31, 2019 was $6.5 million. Transaction proceeds were primarily used for capital expenditures related to our simplification/modernization efforts.

INTEREST EXPENSE
Interest expense for the three months ended March 31, 2020 and 2019 was $7.9 million and $8.1 million, respectively. Interest expense for the nine months ended March 31, 2020 decreased to $23.8 million compared to $24.3 million for the nine months ended March 31, 2019.
OTHER INCOME, NET
Other income for the three months ended March 31, 2020 decreased to $2.4 million from $5.0 million during the three months ended March 31, 2019. Other income for the nine months ended March 31, 2020 decreased to $9.3 million from $11.8 million during the nine months ended March 31, 2019. The decreases in both periods were primarily driven by higher foreign currency transaction losses and less interest income, partially offset by higher pension income.
PROVISION FOR INCOME TAXES
Effective tax rates
The effective income tax rates for the three months ended March 31, 2020 and 2019 were 93.1 percent and 11.0 percent, respectively. The year-over-year change is primarily due to the effects of current year restructuring and the Widia goodwill and other intangible asset impairment charges. The prior year rate included a $6.8 million discrete benefit to adjust the Toll Tax charge based on regulations issued during the March quarter of fiscal 2019.
The effective income tax rates for the nine months ended March 31, 2020 and 2019 were 143.5 percent (benefit on a loss) and 20.1 percent (provision on income), respectively. The year-over-year change is primarily due to the change in the jurisdictional mix caused by expected restructuring and related charges, the Widia goodwill and other intangible asset impairment charges, a discrete $14.5 million benefit for the one-time effect of Swiss tax reform and the increase in global intangible low-taxed income (GILTI) and base erosion anti-abuse tax (BEAT). The prior year rate included a $9.7 million discrete benefit associated with tax reform and a $6.1 million charge related to changes in the indefinite reinvestment assertion on certain foreign subsidiaries' undistributed earnings.
Coronavirus Aid, Relief, and Economic Security Act (CARES Act)
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allows net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back to each of the 5 preceding taxable years to generate a refund of previously paid income taxes; permits net operating loss carryovers and carrybacks to offset 100 percent of taxable income for taxable years beginning before January 1, 2021; and modifies the limitation on business interest by increasing the allowable business interest deduction from 30 percent of adjusted taxable income to 50 percent of adjusted taxable income for taxable years beginning in 2019 or 2020. We are currently in the process of evaluating the potential impact these provisions may have on the Company.
Swiss tax reform
Legislation was effectively enacted during the nine months ended March 31, 2020 when the Canton of Schaffhausen approved the Federal Act on Tax Reform and AHV Financing on October 8, 2019 (Swiss tax reform). Significant changes from Swiss tax reform include the abolishment of certain favorable tax regimes and the creation of a ten-year transitional period at both the federal and cantonal levels.

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

BUSINESS SEGMENT REVIEW
We operate three reportable segments consisting of Industrial, Widia and Infrastructure. Our reportable operating segments have been determined in accordance with our internal management structure, which is organized based on operating activities, the manner in which we organize segments for allocating resources, making operating decisions and assessing performance and the availability of separate financial results. We do not allocate certain corporate expenses related to executive retirement plans, our Board of Directors, strategic initiatives, and certain other costs and report them in Corporate.
Our sales and operating (loss) income by segment are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2020	2019	2020	2019
Sales:
Industrial	$260,738	$318,636	$820,008	$956,515
Widia	42,721	50,966	131,115	148,592
Infrastructure	179,625	227,602	555,129	666,178
Total sales	$483,084	$597,204	$1,506,252	$1,771,285
Operating income (loss):
Industrial	$30,147	$57,218	$32,159	$173,279
Widia	(13,528)	(4)	(31,410)	3,817
Infrastructure	21,941	24,934	7,679	69,407
Corporate	(667)	(277)	(1,797)	(2,622)
Total operating income	37,893	81,871	6,631	243,881
Interest expense	7,897	8,104	23,834	24,305
Other income, net	(2,438)	(4,993)	(9,330)	(11,775)
Income (loss) from continuing operations before income taxes	$32,434	$78,760	$(7,873)	$231,351

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INDUSTRIAL

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except operating margin)	2020	2019	2020	2019
Sales	$260,738	$318,636	$820,008	$956,515
Operating income	30,147	57,218	32,159	173,279
Operating margin	11.6%	18.0%	3.9%	18.1%

	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
(in percentages)
Organic sales decline	(17)%	(13)%
Foreign currency exchange impact(1)	(2)	(1)
Business days impact(2)	1	—
Sales decline	(18)%	(14)%

	Three Months Ended March 31, 2020		Nine Months Ended March 31, 2020
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales decline:
General engineering	(20)%	(18)%	(15)%	(13)%
Transportation	(19)	(17)	(17)	(16)
Aerospace	(17)	(16)	(9)	(8)
Energy	(7)	(6)	(9)	(7)
Regional sales decline:
EMEA	(22)%	(19)%	(18)%	(15)%
Americas	(16)	(16)	(11)	(11)
Asia Pacific	(14)	(12)	(12)	(11)
For the three months ended March 31, 2020, Industrial sales decreased 18 percent from the prior year quarter due to the global manufacturing slowdown and deteriorating conditions across all end markets and regions. Transportation sales declined in all regions due to continued weakness in auto build rates caused by a slowdown in auto sales. Sales in our general engineering end market declined in all regions as a result of continued declines in manufacturing activity and, in Asia Pacific, partially related to the COVID-19 pandemic. Energy sales decreased primarily due to a decline in oil and gas drilling in the Americas, partially offset by continued strength in power generation in China. Aerospace sales declined in the Americas and EMEA, primarily driven by lower OEM production rates on certain platforms. In Asia, aerospace sales increased slightly due to inventory stocking orders from customers amid supply chain concerns. On a regional basis, the sales decrease in EMEA was primarily driven by declines in the general engineering and transportation end markets, in addition to declines in the aerospace end market, while the sales decrease in the Americas was driven by declines in all four end markets. The sales decrease in Asia Pacific was primarily driven by declines in the general engineering and transportation end markets, partially offset by increases in the energy and aerospace end markets.
For the three months ended March 31, 2020, Industrial operating income decreased by $27.1 million, driven primarily by organic sales decline and unfavorable labor and fixed cost absorption due to lower volumes and simplification/modernization efforts in progress, partially offset by incremental simplification/modernization benefits, lower raw material costs and lower variable compensation expense.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the nine months ended March 31, 2020, Industrial sales decreased 14 percent from the prior year period. Transportation sales declined in all regions due to continued weakness in auto build rates, while sales in our general engineering end market declined in all regions driven by overall continued decline in global manufacturing activity. Energy sales decreased primarily due to a decline in oil and gas drilling in the Americas, partially offset by continued strength in renewable energy in China. Aerospace sales declined in all regions driven primarily by lower OEM production rates on certain platforms and timing of large projects in the first quarter of the prior year that did not repeat. On a regional basis, the sales decrease in EMEA was primarily due to declines in the transportation and general engineering end markets, and to a lesser extent, declines in the energy and aerospace end markets, while the sales decrease in the Americas was primarily driven by declines in all four end markets. The sales decrease in Asia Pacific was primarily driven by declines in the general engineering and transportation end markets and, to a lesser extent, a decline in the aerospace end market, partially offset by an increase in sales in the energy end market.
For the nine months ended March 31, 2020, Industrial operating income decreased by $141.1 million, driven primarily by greater restructuring and related charges of $56.6 million, organic sales decline and unfavorable labor and fixed cost absorption due to lower volumes and simplification/modernization efforts in progress, partially offset by incremental simplification/modernization benefits and lower variable compensation expense.

WIDIA

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2020	2019	2020	2019
Sales	$42,721	$50,966	$131,115	$148,592
Operating (loss) income	(13,528)	(4)	(31,410)	3,817
Operating margin	(31.7)%	—%	(24.0)%	2.6%

	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
(in percentages)
Organic sales decline	(16)%	(11)%
Foreign currency exchange impact(1)	(1)	(1)
Business days impact(2)	1	—
Sales decline	(16)%	(12)%

	Three Months Ended March 31, 2020		Nine Months Ended March 31, 2020
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
Regional sales decline:
Asia Pacific	(26)%	(25)%	(23)%	(22)%
EMEA	(16)	(14)	(9)	(7)
Americas	(10)	(10)	(6)	(6)
For the three months ended March 31, 2020, Widia sales decreased 16 percent from the prior year quarter. The sales decrease in Asia Pacific was driven primarily by the overall weak market conditions, most notably in China and India, which were significantly impacted by the COVID-19 pandemic. Sales in EMEA decreased primarily due to the increasingly difficult market environment, while the decrease in the Americas was primarily due to a slower U.S. manufacturing environment.
For the three months ended March 31, 2020, Widia operating loss was $13.5 million compared to break-even operating income in the prior year quarter. The change was driven primarily by organic sales decline and $15.6 million of goodwill and other intangible asset impairment charges, partially offset by incremental simplification/modernization benefits, lower raw material costs and lower variable compensation expense.
For the nine months ended March 31, 2020, Widia sales decreased 12 percent from the prior year period. The sales decrease in Asia Pacific for both periods was driven primarily by the overall weak market conditions, most notably in India and China.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Sales in EMEA decreased primarily due to the increasingly difficult market environment, partially offset by growth in products focused on aerospace applications, while the decrease in the Americas was primarily due to a slower U.S. manufacturing environment, partially offset by strength in Latin America.
For the nine months ended March 31, 2020, Widia operating loss was $31.4 million compared to operating income of $3.8 million in the prior year period. The change was driven primarily by $30.2 million of goodwill and other intangible asset impairment charges, organic sales decline, and higher manufacturing costs, partially offset by incremental simplification/modernization benefits and lower variable compensation expense.

INFRASTRUCTURE

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2020	2019	2020	2019
Sales	$179,625	$227,602	$555,129	$666,178
Operating income	21,941	24,934	7,679	69,407
Operating margin	12.2%	11.0%	1.4%	10.4%

	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
(in percentages)
Organic sales decline	(17)%	(14)%
Foreign currency exchange impact(1)	(1)	(1)
Divestiture impact(3)	(3)	(2)
Sales decline	(21)%	(17)%

	Three Months Ended March 31, 2020		Nine Months Ended March 31, 2020
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales decline:
Energy	(31)%	(29)%	(30)%	(29)%
General engineering	(23)	(17)	(14)	(9)
Earthworks	(8)	(6)	(5)	(3)
Regional sales (decline) growth:
Americas	(24)%	(21)%	(21)%	(19)%
Asia Pacific	(18)	(16)	(12)	(10)
EMEA	(10)	(6)	(3)	2
For the three months ended March 31, 2020, Infrastructure sales decreased by 21 percent from the prior year quarter primarily as a result of lower activity in the oil and gas portion of the energy end market in the U.S. In the general engineering end market, the lower level of manufacturing activity drove the decline in the Americas and Asia Pacific, offset by increased defense-related activity in EMEA. Earthworks end market sales were down year-over-year due to softness in mining in the Americas and Asia Pacific. On a regional basis, the sales decrease in the Americas was primarily driven by a decline in the energy end market, and to a lesser extent, declines in both the general engineering and earthworks end markets. The sales decrease in Asia Pacific was primarily due to the negative impacts of COVID-19 on the general engineering and earthworks end markets. In EMEA, the sales decrease was driven primarily by declines in both the energy and earthworks end markets, partially offset by growth in the general engineering end market.
For the three months ended March 31, 2020, Infrastructure operating income decreased by $3.0 million, driven primarily by organic sales decline and unfavorable labor and fixed cost absorption due to lower volumes and simplification/modernization efforts in progress, partially offset by incremental simplification/modernization benefits, lower raw material costs and lower variable compensation expense.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the nine months ended March 31, 2020, Infrastructure sales decreased by 17 percent from the prior year period. The U.S. oil and gas market drove year-over-year decline in the energy market, while the decline in general engineering was driven by general economic decline in the Americas and Asia Pacific, offset by increased defense activity in EMEA. Earthworks end market sales declined year-over-year due to softness in mining in the Americas and softness in mining and construction in Asia Pacific, partially offset by growth in construction in the Americas. The sales decrease in the Americas was primarily driven by a decline in the energy end market, but also due to decline in the general engineering end market. The decrease in Asia Pacific was driven by lower levels of manufacturing activity and the negative impacts of COVID-19 in the general engineering end market. The sales increase in EMEA, excluding the unfavorable impact of currency exchange, was driven primarily by growth in the general engineering end market, partially offset by declines in both the energy and earthworks end markets.
For the nine months ended March 31, 2020, Infrastructure operating income decreased by $61.7 million, driven primarily by organic sales decline, unfavorable labor and fixed cost absorption due to lower volumes and simplification/modernization efforts in progress, unfavorable mix and a loss on divestiture of $6.5 million, partially offset by incremental simplification/modernization benefits and lower variable compensation expense.
CORPORATE

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2020	2019	2020	2019
Corporate expense	$(667)	$(277)	$(1,797)	$(2,622)
For the three months ended March 31, 2020, Corporate expense increased by $0.4 million from the prior year quarter. For the nine months ended March 31, 2020, Corporate expense decreased by $0.8 million from the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations is the primary source of funding for our capital expenditures. For the nine months ended March 31, 2020, cash flow provided by operating activities was $146.1 million, primarily due to the net inflow from net income with adjustments for non-cash items.
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
The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: a maximum leverage ratio where debt, net of domestic cash in excess of $25 million, must be less than or equal to 3.5 times trailing twelve months EBITDA, adjusted for certain non-cash expenses and which may be further adjusted, at our discretion, to include up to $80 million of cash restructuring charges through December 31, 2021; and a minimum consolidated interest coverage ratio of EBITDA/Interest of 3.5x (as the aforementioned terms are defined in the Credit Agreement). We were in compliance with all such covenants as of March 31, 2020 and we expect to maintain compliance over the next 12 months. As a result of COVID-19, certain events or circumstances that could reasonably be expected to negatively affect our availability under the Credit Agreement may include such items as: (i) a decrease in expected profitability, specifically, a further decrease in sales volume driven by a prolonged weakness in customer demand or other pressures, including those related to the COVID-19 pandemic, adversely affecting our sales trends; and (ii) inability to achieve the anticipated benefits from simplification/modernization and other cost reduction programs.
For the nine months ended March 31, 2020, average daily borrowings outstanding under the Credit Agreement were approximately $10.5 million. We had $4.5 million of borrowings outstanding under the Credit Agreement as of March 31, 2020, and we had no borrowings outstanding as of June 30, 2019. Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries.

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
At March 31, 2020, cash and cash equivalents were $85.2 million, Total Kennametal Shareholders' equity was $1,260.6 million and total debt was $598.1 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers. There have been no material changes in our contractual obligations and commitments since June 30, 2019.
We are also closely monitoring the rapidly evolving effects of the COVID-19 pandemic on our business operations, financial results and financial position and on the industries in which we operate. Subsequent to March 31, 2020, we drew $500.0 million under the Credit Agreement. We decided to draw this $500.0 million as a measure to ensure access to future liquidity in light of the global financial market uncertainty resulting from the COVID-19 pandemic.
Cash Flow Provided by Operating Activities
During the nine months ended March 31, 2020, cash flow provided by operating activities was $146.1 million, compared to $157.5 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $126.7 million and changes in certain assets and liabilities netting to an inflow of $19.4 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts receivable of $60.6 million and a decrease in inventories of $29.9 million. Partially offsetting these cash inflows were a decrease in accounts payable and accrued liabilities of $34.4 million, a decrease in accrued income taxes of $22.0 million and a decrease in accrued pension and postretirement benefits of $18.2 million.
During the nine months ended March 31, 2019, cash flow provided by operating activities consisted of net income and non-cash items amounting to an inflow of $293.4 million and changes in certain assets and liabilities netting to an outflow of $135.9 million. Contributing to the changes in certain assets and liabilities were an increase in inventories of $71.8 million, a decrease in accounts payable and accrued liabilities of $57.2 million and a decrease in accrued pension and postretirement benefits of $13.9 million. Partially offsetting these cash outflows was an increase in other of $8.6 million.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $180.2 million for the nine months ended March 31, 2020, compared to $142.7 million for the prior year period. During the current year period, cash flow used for investing activities included capital expenditures, net of $203.3 million, which consisted primarily of expenses related to our simplification/modernization initiatives and equipment upgrades, partially offset by proceeds from divestiture of $24.0 million from the sale of certain assets of the non-core specialty alloys and metals business located in New Castle, Pennsylvania.
For the nine months ended March 31, 2019, cash flow used for investing activities included capital expenditures, net of $142.4 million, which consisted primarily of equipment upgrades and expenses related to our simplification/modernization initiatives.
Cash Flow Used for Financing Activities
Cash flow used for financing activities was $54.0 million for the nine months ended March 31, 2020 compared to $456.4 million in the prior year period. During the current year period, cash flow used for financing activities included $49.7 million of cash dividends paid to Kennametal Shareholders and $5.7 million of the effect of employee benefit and stock plans and dividend reinvestment, partially offset by $4.5 million of borrowings outstanding under the Credit Agreement.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the nine months ended March 31, 2019, cash flow used for financing activities included outflows of $400.0 million of term debt repayments from the early extinguishment of our 2.650 percent Senior Unsecured Notes, $49.3 million of cash dividends paid to Kennametal Shareholders and $5.2 million of the effect of employee benefit and stock plans and dividend reinvestment and an outflow from a net decrease in notes payable of $0.9 million.

FINANCIAL CONDITION
Working capital was $583.6 million at March 31, 2020, a decrease of $145.5 million from $729.1 million at June 30, 2019. The decrease in working capital was primarily driven by a decrease in cash and cash equivalents of $96.8 million; a decrease in accounts receivable of $75.7 million due primarily to a decline in sales, a decrease in inventories of $54.8 million and the addition of current operating lease liabilities of $12.9 million due to the adoption of the new lease accounting standard without a restatement of prior periods. Partially offsetting these items were a decrease in accounts payable of $47.8 million, a decrease in accrued expenses of $25.2 million primarily due to payroll timing and lower accrued vacation pay and a decrease in accrued income taxes of $18.8 million. Currency exchange rate effects decreased working capital by a total of approximately $22 million, the impact of which is included in the aforementioned changes.
Property, plant and equipment, net increased $80.5 million from $934.9 million at June 30, 2019 to $1,015.4 million at March 31, 2020, primarily due to capital additions of approximately $190.7 million, partially offset by depreciation expense of $79.1 million, a negative currency exchange impact of approximately $17 million, disposals of $7.8 million and divestiture effect of $6.7 million.
At March 31, 2020, other assets were $556.0 million, an increase of $25.5 million from $530.5 million at June 30, 2019. The primary driver for the increase was the addition of operating lease ROU assets of $46.7 million in the quarter due to the adoption of the new lease accounting standard without a restatement of prior periods, an increase in other assets of $23.7 million primarily due to an increase in pension plan assets and an increase in deferred income taxes of $11.7 million, partially offset by a decrease in goodwill of $31.4 million primarily due to goodwill impairment charges recorded in the Widia segment of $26.8 million and unfavorable currency exchange effects of approximately $4 million, and a decrease in other intangible assets of $25.3 million, primarily due to divestiture effect of $12.5 million, amortization expense of $10.4 million and impairment charges recorded in the Widia segment of $3.4 million.
Kennametal Shareholders' equity was $1,260.6 million at March 31, 2020, a decrease of $74.5 million from $1,335.2 million at June 30, 2019. The decrease was primarily due to cash dividends paid to Kennametal Shareholders of $49.7 million and unfavorable currency exchange effects of $44.9 million, partially offset by capital stock issued under employee benefit and stock plans of $8.4 million, pension and other postretirement benefit effects in other comprehensive loss of $8.0 million and net income attributable to Kennametal of $3.4 million.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We performed an interim quantitative impairment test of goodwill and the indefinite-lived trademark intangible asset for the Widia reporting unit during the March quarter of fiscal 2020. The decline in actual and projected financial results for the Widia reporting unit, primarily as a result of the COVID-19 pandemic, represented an interim impairment triggering event because there was essentially zero cushion between the reporting unit's carrying value and fair value as of March 31 2020. This is because the Widia reporting unit was recorded at fair value as of the last impairment date of December 31, 2019. As a result of the March quarter fiscal 2020 interim test, we recorded a non-cash pre-tax impairment charge during the three months ended March 31, 2020 of $15.6 million in the Widia segment, of which $13.7 million was for goodwill and $1.9 million was for an indefinite-lived trademark intangible asset. Subsequent to the third quarter impairment charge, there is no remaining goodwill for the Widia reporting unit and the carrying value of the indefinite-lived trademark is $10.9 million, which approximates fair value. Additionally, due to the significant cushion that existed between the fair value and the carrying value of the Industrial reporting unit, as measured on the last annual testing date, we determined that there was not an interim triggering event for this reporting unit during the third quarter of fiscal 2020.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the interim and annual goodwill and indefinite-lived intangible impairment test will prove to be an accurate prediction of the future. Certain events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair values of our reporting units and of the indefinite-lived trademark may include such items as: (i) a decrease in expected future cash flows, specifically, a further decrease in sales volume driven by a prolonged weakness in customer demand or other pressures, including those related to the COVID-19 pandemic, adversely affecting our long-term sales trends; (ii) inability to achieve the anticipated benefits from simplification/modernization and other cost reduction programs and (iii) inability to achieve the sales from our strategic growth initiatives.

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
Organic sales decline Organic sales decline is a non-GAAP financial measure of sales decline (which is the most directly comparable GAAP measure) excluding the impacts of acquisitions, divestitures, business days and foreign currency exchange from year-over-year comparisons. We believe this measure provides investors with a supplemental understanding of underlying sales trends by providing sales growth decline on a consistent basis. Also, we report organic sales decline at the consolidated and segment levels.
Constant currency end market sales decline Constant currency end market sales decline is a non-GAAP financial measure of sales decline (which is the most directly comparable GAAP measure) by end market excluding the impacts of acquisitions, divestitures and foreign currency exchange from year-over-year comparisons. We note that, unlike organic sales decline, constant currency end market sales decline does not exclude the impact of business days. We believe this measure provides investors with a supplemental understanding of underlying end market trends by providing end market sales growth decline on a consistent basis. Also, we report constant currency end market sales decline at the consolidated and segment levels. Widia sales are reported only in the general engineering end market. Therefore, we do not provide constant currency end market sales decline for the Widia segment and, thus, do not include a reconciliation for that metric.

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
Reconciliations of organic sales decline to sales decline are as follows:

Three Months Ended March 31, 2020	Industrial	Widia	Infrastructure	Total
Organic sales decline	(17)%	(16)%	(17)%	(17)%
Foreign currency exchange impact(1)	(2)	(1)	(1)	(1)
Business days impact(2)	1	1	—	—
Divestiture impact(3)	—	—	(3)	(1)
Sales decline	(18)%	(16)%	(21)%	(19)%

Nine Months Ended March 31, 2020	Industrial	Widia	Infrastructure	Total
Organic sales decline	(13)%	(11)%	(14)%	(13)%
Foreign currency exchange impact(1)	(1)	(1)	(1)	(1)
Divestiture impact(3)	—	—	(2)	(1)
Sales decline	(14)%	(12)%	(17)%	(15)%
Reconciliations of constant currency end market sales decline to end market sales decline(4) are as follows:

Industrial
Three Months Ended March 31, 2020	General engineering	Transportation	Aerospace	Energy
Constant currency end market sales decline	(18)%	(17)%	(16)%	(6)%
Foreign currency exchange impact(1)	(2)	(2)	(1)	(1)
End market sales decline(4)	(20)%	(19)%	(17)%	(7)%

Infrastructure
Three Months Ended March 31, 2020	Energy	Earthworks	General engineering
Constant currency end market sales decline	(29)%	(6)%	(17)%
Foreign currency exchange impact(1)	—	(2)	—
Divestiture impact(3)	(2)	—	(6)
End market sales decline(4)	(31)%	(8)%	(23)%

Total
Three Months Ended March 31, 2020	General engineering	Transportation	Aerospace	Energy	Earthworks
Constant currency end market sales decline	(17)%	(17)%	(16)%	(23)%	(6)%
Foreign currency exchange impact(1)	(1)	(2)	(1)	—	(2)
Divestiture impact(3)	(2)	—	—	(2)	—
End market sales decline(4)	(20)%	(19)%	(17)%	(25)%	(8)%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Industrial
Nine Months Ended March 31, 2020	General engineering	Transportation	Aerospace	Energy
Constant currency end market sales decline	(13)%	(16)%	(8)%	(7)%
Foreign currency exchange impact(1)	(2)	(1)	(1)	(2)
End market sales decline(4)	(15)%	(17)%	(9)%	(9)%

Infrastructure
Nine Months Ended March 31, 2020	Energy	Earthworks	General engineering
Constant currency end market sales decline	(29)%	(3)%	(9)%
Foreign currency exchange impact(1)	—	(2)	(1)
Divestiture impact(3)	(1)	—	(4)
End market sales decline(4)	(30)%	(5)%	(14)%

Total
Nine Months Ended March 31, 2020	General engineering	Transportation	Aerospace	Energy	Earthworks
Constant currency end market sales decline	(12)%	(16)%	(8)%	(23)%	(3)%
Foreign currency exchange impact(1)	(1)	(1)	(1)	—	(2)
Divestiture impact(3)	(1)	—	—	(1)	—
End market sales decline(4)	(14)%	(17)%	(9)%	(24)%	(5)%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reconciliations of constant currency regional sales (decline) growth to reported regional sales decline(5) are as follows:

	Three Months Ended March 31, 2020			Nine Months Ended March 31, 2020
	Americas	EMEA	Asia Pacific	Americas	EMEA	Asia Pacific
Industrial
Constant currency regional sales decline	(16)%	(19)%	(12)%	(11)%	(15)%	(11)%
Foreign currency exchange impact(1)	—	(3)	(2)	—	(3)	(1)
Regional sales decline(5)	(16)%	(22)%	(14)%	(11)%	(18)%	(12)%

Widia
Constant currency regional sales decline	(10)%	(14)%	(25)%	(6)%	(7)%	(22)%
Foreign currency exchange impact(1)	—	(2)	(1)	—	(2)	(1)
Regional sales decline(5)	(10)%	(16)%	(26)%	(6)%	(9)%	(23)%

Infrastructure
Constant currency regional sales (decline) growth	(21)%	(6)%	(16)%	(19)%	2%	(10)%
Foreign currency exchange impact(1)	1	(3)	(2)	1	(5)	(2)
Divestiture impact(3)	(4)	(1)	—	(3)	—	—
Regional sales (decline) growth(5)	(24)%	(10)%	(18)%	(21)%	(3)%	(12)%

Total
Constant currency regional sales decline	(18)%	(16)%	(15)%	(14)%	(11)%	(12)%
Foreign currency exchange impact(1)	—	(3)	(2)	(1)	(4)	(1)
Divestiture impact(3)	(2)	—	—	(1)	—	—
Regional sales decline(5)	(20)%	(19)%	(17)%	(16)%	(15)%	(13)%
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except for the broad effects of COVID-19 as a result of its negative impact on the global economy and major financial markets, there have been no material changes to our market risk exposures since June 30, 2019.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at March 31, 2020 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Item 1A. Risk Factors
Except as set forth below, during the quarter ended March 31, 2020, there were no material changes to the Risk Factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.
Public health threats or outbreaks of communicable diseases could have a material adverse effect on our operations and financial results.
We may face risks related to public health threats or outbreaks of communicable diseases. A widespread healthcare crisis, such as an outbreak of a communicable disease could adversely affect the global economy and our business, our suppliers and our customers’ ability to conduct business for an indefinite period of time. For example, the ongoing global Coronavirus Disease 2019 (COVID-19) pandemic, has negatively impacted the global economy, disrupted financial markets and international trade, resulted in increased unemployment levels and significantly impacted global supply chains, all of which have and are expected to continue to negatively impact our end markets. In addition, Federal, state, and local governments have implemented various mitigation measures, including travel restrictions, border closings, restrictions on public gatherings, shelter-in-place restrictions and limitations on non-essential business. Although in many jurisdictions we are considered an essential business, some of these actions have adversely impacted the ability of our employees, contractors, suppliers, customers, and other business partners to conduct business activities, and could continue to do so for an indefinite period of time. This could have a material adverse effect on our results of operations, financial condition, and liquidity. In particular, the continued spread of COVID-19 and efforts to contain the virus could:

•	continue to affect customer demand across our end markets and geographical regions;

•	affect our ability to conduct business in certain jurisdictions in which we operate where nationwide, regional or local lockdowns are currently implemented or may be implemented in the future;

•	cause us to experience an increase in costs as a result of the emergency measures we have taken, delayed payments from customers and uncollectible accounts;

•	cause delays and disruptions in our supply chain resulting in disruptions in the commencement dates of certain planned projects;

•	affect the availability of qualified personnel;

•	affect our ability to fund operations and maintain covenant compliance;

•	affect our access to financial markets;

•	negatively affect our ability to accurately forecast; and

•	cause other unpredictable events.
The situation surrounding COVID-19 remains fluid. The COVID-19 pandemic has negatively impacted our business operations, financial results and financial position and the industries in which we operate. The extent to which the COVID-19 pandemic may impact our business, operating results, financial condition, or liquidity in the future will depend on future developments, including the duration of the outbreak, travel restrictions, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2020	5,863	$31.87	—	10,100,100
February 1 through February 29, 2020	3,071	28.97	—	10,100,100
March 1 through March 31, 2020	—	—	—	10,100,100
Total	8,934	$30.87	—

(1)
During the current period, 1,741 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 7,193 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.

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

(4)
Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statement of Income for the three and nine months ended March 31, 2020 and 2019, (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended March 31, 2020 and 2019, (iii) the Condensed Consolidated Balance Sheet at March 31, 2020 and June 30, 2019, (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended March 31, 2020 and 2019 and (v) Notes to Condensed Consolidated Financial Statements for the three and nine ended March 31, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date:	May 5, 2020	By:	/s/ Patrick S. Watson
Patrick S. Watson Vice President Finance and Corporate Controller