Form 10-Q
period 2020-09-30
KENNAMETAL INC
filed 2020-11-03
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2020
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

As of October 30, 2020 83,276,032 shares of the Registrant’s Capital Stock, par value $1.25 per share, were outstanding.

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that do not relate strictly to historical or current facts. You can identify forward-looking statements by words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression in connection with any discussion of future operating or financial performance or events. We have also included forward-looking statements in this Quarterly Report on Form 10-Q concerning, among other things, our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position and product development. These statements are based on current estimates that involve inherent risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, our actual results could vary materially from our current expectations. There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements. They include: the duration of the COVID-19 pandemic and its impact on our business operations, financial results and financial position and on the industries in which we operate and the global economy generally; other downturns in the business cycle or the economy; our ability to achieve anticipated benefits from our restructuring, simplification and modernization initiatives; risks related to our foreign operations and international markets, such as fluctuations in currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; potential for future goodwill and other intangible asset impairment charges; our ability to protect and defend our intellectual property; continuity and security of information technology infrastructure; competition; our ability to retain our management and employees; demands on management resources; availability and cost of the raw materials we use to manufacture our products; product liability claims; integrating acquisitions and achieving the expected savings and synergies; global or regional catastrophic events; demand for and market acceptance of our products; business divestitures; labor relations; and implementation of environmental remediation matters. We provide additional information about many of the specific risks we face in the “Risk Factors” section of our Annual Report on Form 10-K and in other periodic reports we file from time to time with the Securities and Exchange Commission. We can give no assurance that any goal or plan set forth in our forward-looking statements will be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. Except as required by law, we do not intend to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2020	2019
Sales	$400,305	$518,088
Cost of goods sold	295,232	379,108
Gross profit	105,073	138,980
Operating expense	93,340	114,191
Restructuring and asset impairment charges (Note 6)	25,577	4,666
Amortization of intangibles	3,334	3,747
Operating (loss) income	(17,178)	16,376
Interest expense	10,578	7,881
Other income, net	(4,019)	(2,681)
(Loss) income before income taxes	(23,737)	11,176
(Benefit) provision for income taxes	(2,877)	3,766
Net (loss) income	(20,860)	7,410
Less: Net income attributable to noncontrolling interests	815	944
Net (loss) income attributable to Kennametal	$(21,675)	$6,466
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic (loss) earnings per share	$(0.26)	$0.08
Diluted (loss) earnings per share	$(0.26)	$0.08
Basic weighted average shares outstanding	83,318	82,881
Diluted weighted average shares outstanding	83,318	83,487

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2020	2019
Net (loss) income	$(20,860)	7,410
Other comprehensive income (loss), net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	1,210	395
Reclassification of unrealized loss on derivatives designated and qualified as cash flow hedges	461	181
Unrecognized net pension and other postretirement benefit (loss) gain	(3,310)	2,607
Reclassification of net pension and other postretirement benefit loss	2,565	1,960
Foreign currency translation adjustments	31,946	(35,426)
Total other comprehensive income (loss), net of tax	32,872	(30,283)
Total comprehensive income (loss)	12,012	(22,873)
Less: comprehensive income (loss) attributable to noncontrolling interests	2,093	(449)
Comprehensive income (loss) attributable to Kennametal Shareholders	$9,919	(22,424)
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	September 30, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$98,290	$606,684
Accounts receivable, less allowance for doubtful accounts of $9,372 and $9,430, respectively	249,992	237,983
Inventories (Note 9)	508,739	522,447
Other current assets	78,700	73,698
Total current assets	935,721	1,440,812
Property, plant and equipment:
Land and buildings	369,631	360,256
Machinery and equipment	1,958,599	1,913,967
Less accumulated depreciation	(1,274,016)	(1,235,952)
Property, plant and equipment, net	1,054,214	1,038,271
Other assets:
Goodwill (Note 16)	275,406	270,580
Other intangible assets, less accumulated amortization of $142,568 and $137,386, respectively (Note 16)	130,062	132,568
Operating lease right-of-use assets	48,617	48,035
Deferred income taxes	46,968	46,782
Other	68,008	60,543
Total other assets	569,061	558,508
Total assets	$2,558,996	$3,037,591
LIABILITIES
Current liabilities:
Revolving and other lines of credit and notes payable (Note 10)	46,458	500,368
Current operating lease liabilities	13,454	13,246
Accounts payable	136,076	164,641
Accrued income taxes	17,769	27,938
Accrued expenses	46,153	47,610
Other current liabilities	155,663	144,277
Total current liabilities	415,573	898,080
Long-term debt, less current maturities (Note 10)	593,250	594,083
Operating lease liabilities	35,789	35,372
Deferred income taxes	21,970	21,796
Accrued pension and postretirement benefits	180,697	175,458
Accrued income taxes	9,802	9,584
Other liabilities	35,533	34,430
Total liabilities	1,292,614	1,768,803
Commitments and contingencies
EQUITY (Note 14)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 83,251 and 82,923 shares issued, respectively	104,064	103,654
Additional paid-in capital	540,374	538,575
Retained earnings	966,596	1,004,898
Accumulated other comprehensive loss	(385,648)	(417,242)
Total Kennametal Shareholders’ Equity	1,225,386	1,229,885
Noncontrolling interests	40,996	38,903
Total equity	1,266,382	1,268,788
Total liabilities and equity	$2,558,996	$3,037,591
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(20,860)	$7,410
Adjustments for non-cash items:
Depreciation	27,560	27,328
Amortization	3,334	3,747
Stock-based compensation expense	6,991	8,255
Restructuring and asset impairment charges (Note 6)	1,184	1,191
Deferred income tax (benefit) provision	(410)	261
Other	879	688
Changes in certain assets and liabilities:
Accounts receivable	(6,737)	41,606
Inventories	23,291	2,661
Accounts payable and accrued liabilities	(8,211)	(47,070)
Accrued income taxes	(11,573)	(6,680)
Accrued pension and postretirement benefits	(6,854)	(6,328)
Other	1,028	(5,524)
Net cash flow provided by operating activities	9,622	27,545
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(39,345)	(72,455)
Disposals of property, plant and equipment	334	395
Other	48	172
Net cash flow used for investing activities	(38,963)	(71,888)
FINANCING ACTIVITIES
Net increase in notes payable	1,252	3,338
Net decrease in revolving and other lines of credit	(461,500)	—
Purchase of capital stock	(50)	(53)
The effect of employee benefit and stock plans and dividend reinvestment	(4,732)	(5,819)
Cash dividends paid to Shareholders	(16,627)	(16,565)
Other	(1,703)	(866)
Net cash flow used for financing activities	(483,360)	(19,965)
Effect of exchange rate changes on cash and cash equivalents	4,307	(4,185)
CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(508,394)	(68,493)
Cash and cash equivalents, beginning of period	606,684	182,015
Cash and cash equivalents, end of period	$98,290	$113,522
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION

The condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “2020 Annual Report”). The condensed consolidated balance sheet as of June 30, 2020 was derived from the audited balance sheet included in our 2020 Annual Report. The interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the three months ended September 30, 2020 and 2019 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2021 is to the fiscal year ending June 30, 2021. When used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “the Company,” “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

2.NEW ACCOUNTING STANDARDS
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which introduced new guidance for the accounting for credit losses on certain financial instruments. We adopted this ASU on July 1, 2020. The adoption of this new credit loss guidance did not have a material impact on our condensed consolidated financial statements.

3.SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
(in thousands)	2020	2019
Cash paid during the period for:
Interest	$11,509	$6,337
Income taxes	9,635	9,631
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	(15,100)	200
Changes in notes payable related to purchases of property, plant and equipment	6,309	—

4.FAIR VALUE MEASUREMENTS
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
Level 3: Inputs that are unobservable.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2020, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$432	$—	$432
Total assets at fair value	$—	$432	$—	$432

Liabilities:
Derivatives (1)	$—	$1,659	$—	$1,659
Total liabilities at fair value	$—	$1,659	$—	$1,659

As of June 30, 2020, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$36	$—	$36
Total assets at fair value	$—	$36	$—	$36

Liabilities:
Derivatives (1)	$—	$2,139	$—	$2,139
Total liabilities at fair value	$—	$2,139	$—	$2,139
 (1) Currency and interest rate derivatives are valued based on observable market spot and forward rates and are classified within Level 2 of the fair value hierarchy.
There have been no changes in classification and transfers between levels in the fair value hierarchy in the current period.

5.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As part of our financial risk management program, we use certain derivative financial instruments. We do not enter into derivative transactions for speculative purposes and, therefore, we do not hold any derivative instruments for trading purposes. We account for derivative instruments as a hedge of the related asset, liability, firm commitment or anticipated transaction, when the derivative is specifically designated and qualifies as a hedge of such items. Our objective in managing foreign exchange exposures with derivative instruments is to reduce volatility in cash flow. We measure hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item.
The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheet are as follows:

(in thousands)	September 30, 2020	June 30, 2020
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$1	$4
Other assets - forward starting interest rate swap contracts	431	20
Other liabilities - forward starting interest rate swap contracts	(912)	(2,094)
Total derivatives designated as hedging instruments	(480)	(2,070)
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	—	12
Other current liabilities - currency forward contracts	(747)	(45)
Total derivatives not designated as hedging instruments	(747)	(33)
Total derivatives	$(1,227)	$(2,103)

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

	Three Months Ended September 30,
(in thousands)	2020	2019
Other income, net - currency forward contracts	$719	$102

CASH FLOW HEDGES
Currency forward contracts and range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts are recorded in accumulated other comprehensive loss and are recognized as a component of cost of goods sold and other income, net when the underlying sale of products or services is recognized into earnings. All contracts expired as of September 30, 2020, and the notional amount of the contracts translated into U.S. dollars at June 30, 2020 was $2.2 million. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness.
During fiscal 2020, we entered into forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our anticipated refinancing of our Senior Unsecured Notes due in fiscal 2022. We recorded the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to accumulated other comprehensive income, net of tax. The notional amount of the contracts at September 30, 2020 and June 30, 2020 was $200.0 million. As of September 30, 2020 and June 30, 2020, we recorded assets of $0.4 million and an immaterial amount, respectively, and liabilities of $0.9 million and $2.1 million, respectively, on these contracts, the net effect of which was recorded as a decrease to other comprehensive income, net of tax.
The following represents gains and losses related to cash flow hedges:

	Three Months Ended September 30,
(in thousands)	2020	2019
Gains recognized in other comprehensive income (loss), net	$1,210	$395
Losses reclassified from accumulated other comprehensive loss into cost of goods sold and other income, net	$453	$159
No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the three months ended September 30, 2020 and 2019.
NET INVESTMENT HEDGES
As of September 30, 2020 and June 30, 2020, we had certain foreign currency-denominated intercompany loans payable with total aggregate principal amounts of €15.9 million designated as net investment hedges to hedge the foreign exchange exposure of our net investment in our Euro-based subsidiaries. The notional value of the contract, which has a maturity date of June 26, 2022 and includes principal and accrued interest, was €16.0 million, or $18.8 million, as of September 30, 2020. A loss of $0.6 million and gain of $1.1 million were recorded as a component of foreign currency translation adjustments in other comprehensive income (loss) for the three months ended September 30, 2020 and 2019, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.RESTRUCTURING AND RELATED CHARGES
FY20 Restructuring Actions
In the first quarter of fiscal 2019, we implemented, and in fiscal 2020 substantially completed, the FY20 Restructuring Actions associated with our simplification/modernization initiative to reduce structural costs, improve operational efficiency and position us for long-term profitable growth. Total restructuring and related charges since inception of $54.8 million were recorded for this program through September 30, 2020, consisting of: $46.5 million in Metal Cutting and $8.3 million in Infrastructure.

FY21 Restructuring Actions
In the second quarter of fiscal 2020, we announced the initiation of restructuring actions in Germany associated with our simplification/modernization initiative, which are expected to reduce structural costs. We agreed with local employee representatives to downsize our Essen, Germany operations instead of the previously proposed closure. Subsequently, we also announced the acceleration of our structural cost reduction plans including the closing of the Johnson City, Tennessee facility. Expected pre-tax charges for the FY21 Restructuring Actions are $90 million to $100 million. Total restructuring and related charges since inception of $70.4 million were recorded for this program through September 30, 2020, consisting of: $64.9 million in Metal Cutting and $5.5 million in Infrastructure. The majority of the remaining charges related to the FY21 Restructuring Actions are expected to be within the Metal Cutting segment.
Restructuring and Related Charges Recorded
We recorded restructuring and related charges of $28.6 million, of which $26.0 million was in Metal Cutting and $2.6 million was in Infrastructure, and $8.0 million for the three months ended September 30, 2020 and 2019, respectively. Of these amounts, restructuring charges totaled $25.6 million and $4.7 million for the three months ended September 30, 2020 and 2019, respectively. Restructuring-related charges of $3.0 million and $3.3 million were recorded in cost of goods sold for the three months ended September 30, 2020 and 2019, respectively.
As of September 30, 2020, $43.8 million and $14.5 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively, in our condensed consolidated balance sheet. As of June 30, 2020, $34.9 million and $12.5 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively. The amounts are as follows:

(in thousands)	June 30, 2020	Expense	Asset Write-Down	Translation	Cash Expenditures	September 30, 2020
Severance	$47,303	$24,393	$—	$1,591	$(14,928)	$58,359
Facilities	—	1,184	(1,184)	—	—	—
Other	63	—	—	2	(65)	—
Total	$47,366	$25,577	$(1,184)	$1,593	$(14,993)	$58,359

7.    STOCK-BASED COMPENSATION
Stock Options
Changes in our stock options for the three months ended September 30, 2020 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2020	646,959	$33.60
Exercised	(7,000)	26.89
Lapsed or forfeited	(4,514)	54.65
Options outstanding, September 30, 2020	635,445	$33.52	2.7	$1,389
Options vested, September 30, 2020	635,445	$33.52	2.7	$1,389
Options exercisable, September 30, 2020	635,445	$33.52	2.7	$1,389

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2020 and June 30, 2020, there was no unrecognized compensation cost related to options outstanding, and all options were fully vested as of September 30, 2020 and 2019.
There was no cash received from the exercise of options during the three months ended September 30, 2020, and the amount of cash received from the exercise of options during September 30, 2019 was $0.1 million. The total intrinsic value of options exercised was immaterial during the three months ended September 30, 2020 and was $0.2 million during the three months ended September 30, 2019.
Restricted Stock Units – Performance Vesting and Time Vesting
Changes in our performance vesting and time vesting restricted stock units for the three months ended September 30, 2020 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2020	554,633	$34.26	1,039,695	$32.48
Granted	220,876	33.49	695,840	30.96
Vested	(69,626)	48.20	(377,543)	33.02
Performance metric adjustments, net	(100,000)	32.92	—	—
Forfeited	(31,063)	33.85	(51,310)	31.20
Unvested, September 30, 2020	574,820	$32.53	1,306,682	$31.57
During the three months ended September 30, 2020 and 2019, compensation expense related to time vesting and performance vesting restricted stock units was $6.7 million and $7.8 million, respectively. Certain performance metrics related to fiscal 2020 were not met, resulting in an adjustment of 100,000 performance vesting stock units during the three months ended September 30, 2020. As of September 30, 2020, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $34.2 million and is expected to be recognized over a weighted average period of 2.4 years.

8.PENSION AND OTHER POSTRETIREMENT BENEFITS
The table below summarizes the components of net periodic pension income:

	Three Months Ended September 30,
(in thousands)	2020	2019
Service cost	$416	$450
Interest cost	5,775	6,824
Expected return on plan assets	(13,346)	(13,456)
Amortization of transition obligation	23	22
Amortization of prior service cost	8	12
Recognition of actuarial losses	3,372	2,595
Settlement gain	—	(122)
Net periodic pension income	$(3,752)	$(3,675)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended September 30,
(in thousands)	2020	2019
Interest cost	$76	$101
Amortization of prior service credit	(69)	(69)
Recognition of actuarial loss	77	64
Net periodic other postretirement benefit cost	$84	$96

The service cost component of net periodic pension income is reported as a component of cost of goods sold and operating expense. All other components of net periodic pension income and net periodic other postretirement benefit cost are reported as a component of other income, net.

9.INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 41 percent and 43 percent of total inventories at September 30, 2020 and June 30, 2020, respectively. Inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year; therefore, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs and are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

(in thousands)	September 30, 2020	June 30, 2020
Finished goods	$313,266	$318,071
Work in process and powder blends	183,303	190,041
Raw materials	74,314	75,589
Inventories at current cost	570,883	583,701
Less: LIFO valuation	(62,144)	(61,254)
Total inventories	$508,739	$522,447

10.LONG-TERM DEBT AND REVOLVING AND OTHER LINES OF CREDIT
During the three months ended September 30, 2020, we entered into the First Amendment (the Amendment) to the Fifth Amended and Restated Credit Agreement dated as of June 21, 2018, (as amended by the Amendment, the Credit Agreement). The Credit Agreement is a five-year, multi-currency, revolving credit facility and we use it to augment cash from operations and as an additional source of funds. The Credit Agreement provides for revolving credit loans of up to $700.0 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement allows for borrowings in U.S. dollars, euros, Canadian dollars, pounds sterling and Japanese yen. Interest payable under the Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The Credit Agreement matures in June 2023.
The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: (1) a maximum leverage ratio where debt, net of domestic cash in excess of $25 million and, as added by the Amendment, sixty percent of the unrestricted cash held outside of the United States, must be less than or equal to 3.5 times trailing twelve months EBITDA (temporarily increased by the Amendment to 4.25 times trailing twelve months EBITDA during the period from September 30, 2020 through and including December 31, 2021), adjusted for certain non-cash expenses and which may be further adjusted, at our discretion, to include up to $120 million (increased from $80 million pursuant to the Amendment) of cash restructuring charges through December 31, 2021; and (2) a minimum consolidated interest coverage ratio of EBITDA to interest of 3.5 times (as the aforementioned terms are defined in the Credit Agreement). Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2020, we were in compliance with all covenants of the Credit Agreement and we had $38.5 million of borrowings outstanding and $661.5 million of additional availability. There were $500.0 million of borrowings outstanding as of June 30, 2020.
The Company continues to assess the expected conditions in its primary end markets, including the effects of COVID-19 on the Company’s business, financial condition, operating results and cash flows. Because the extent and duration of the COVID-19 pandemic are uncertain, the effects of the pandemic could materially affect our availability to borrow under the Credit Agreement and our compliance with the maximum leverage ratio covenant of the Credit Agreement. To offset some of the uncertainty related to COVID-19, we obtained an Amendment to the Credit Agreement during the first quarter of fiscal 2021, as described above. Additionally, we continue to evaluate when and to what extent we may access the capital markets, including our plan to refinance the $300 million 3.875 percent Senior Unsecured Notes due February 2022 during the current fiscal year. In the event that a refinancing does not occur before the February 2022 maturity date, management believes that the Company will have the ability to repay the February 2022 Notes with projected cash on hand and availability under the Credit Agreement. However, the Company can provide no assurance of this due in part, but not limited to, the uncertainty surrounding the COVID-19 pandemic. If over the course of the next year, market conditions do not improve or further deteriorate, the Company may need to take one or a combination of the following additional actions to ensure the Company has adequate access to liquidity and remains in compliance with the maximum leverage ratio covenant of the Credit Agreement, both of which are within the Company’s control: implement additional short-term cost-control actions and undertake new restructuring programs. We have concluded that we will remain in compliance with the covenants of the Credit Agreement and, as a result, will have adequate access to liquidity to satisfy our obligations within one year after the date the financial statements are issued.
Fixed rate debt had a fair market value of $643.4 million and $630.2 million at September 30, 2020 and June 30, 2020, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of September 30, 2020 and June 30, 2020, respectively.

11.ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.
We establish and maintain reserves for certain potential environmental liabilities. At September 30, 2020, the balance of these reserves was $15.7 million, of which $6.1 million was current. At June 30, 2020, the balance of these reserves was $15.6 million, of which $6.1 million was current. The balances as of September 30, and June 30, 2020 include the Company’s resolution of an environmental indemnity claim against the seller of a prior acquisition for which receivables are also recorded in other current and long-term assets. These reserves represent anticipated costs associated with potential remedial requirements and are generally not discounted.
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.INCOME TAXES
The effective income tax rates for the three months ended September 30, 2020 and 2019 were 12.1 (benefit on a loss) and 33.7 (provision on income), respectively. The year-over-year change is primarily due to the effects of relatively lower pre-tax income in the current quarter.

13.EARNINGS PER SHARE
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
During the three months ended September 30, 2020, the effect of unexercised capital stock options, unvested performance awards and unvested restricted stock units was anti-dilutive as a result of a net loss in the period and therefore has been excluded from diluted shares outstanding as well as from the diluted earnings per share calculation.
The following table provides the computation of diluted shares outstanding for the three months ended September 30, 2019:

(in thousands)	Three Months Ended September 30, 2019
Weighted-average shares outstanding during period	82,881
Add: Unexercised stock options and unvested restricted stock units	606
Number of shares on which diluted earnings per share is calculated	83,487
Unexercised stock options with an exercise price greater than the average market price and restricted stock units not included in the computation because they were anti-dilutive	649

14.EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the three months ending September 30, 2020 and 2019 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2020	$103,654	$538,575	$1,004,898	$(417,242)	$38,903	$1,268,788
Net (loss) income	—	—	(21,675)	—	815	(20,860)
Other comprehensive income	—	—	—	31,594	1,278	32,872
Dividend reinvestment	2	49	—	—	—	51
Capital stock issued under employee benefit and stock plans(2)	410	1,799	—	—	—	2,209
Purchase of capital stock	(2)	(49)	—	—	—	(51)
Cash dividends ($0.20 per share)	—	—	(16,627)		—	(16,627)
Total equity, September 30, 2020	$104,064	$540,374	$966,596	$(385,648)	$40,996	$1,266,382

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2019	$103,026	$528,827	$1,076,862	$(373,543)	$39,532	$1,374,704
Net income	—	—	6,466	—	944	7,410
Other comprehensive loss	—	—	—	(28,891)	(1,392)	(30,283)
Dividend reinvestment	2	51	—	—	—	53
Capital stock issued under employee benefit and stock plans(2)	516	1,868	—	—	—	2,384
Purchase of capital stock	(2)	(51)	—	—	—	(53)
Cash dividends ($0.20 per share)	—	—	(16,565)	—	—	(16,565)
Total equity, September 30, 2019	$103,542	$530,695	$1,066,763	$(402,434)	$39,084	$1,337,650
(2) Net of restricted stock units delivered upon vesting to satisfy tax withholding requirements.
The amounts of comprehensive income attributable to Kennametal Shareholders and noncontrolling interests are disclosed in the condensed consolidated statements of comprehensive income.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of, and changes in, accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the three months ended September 30, 2020:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2020	$(232,634)	$(181,027)	$(3,581)	$(417,242)
Other comprehensive (loss) income before reclassifications	(3,310)	30,668	1,210	28,568
Amounts reclassified from AOCL	2,565	—	461	3,026
Net current period other comprehensive (loss) income	(745)	30,668	1,671	31,594
AOCL, September 30, 2020	$(233,379)	$(150,359)	$(1,910)	$(385,648)

Attributable to noncontrolling interests:
Balance, June 30, 2020	$—	$(5,909)	$—	$(5,909)
Other comprehensive income before reclassifications	—	1,278	—	1,278
Net current period other comprehensive income	—	1,278	—	1,278
AOCL, September 30, 2020	$—	$(4,631)	$—	$(4,631)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of, and changes in, AOCL were as follows, net of tax, for the three months ended September 30, 2019:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2019	$(222,270)	$(147,595)	$(3,678)	$(373,543)
Other comprehensive income (loss) before reclassifications	2,607	(34,034)	395	(31,032)
Amounts reclassified from AOCL	1,960	—	181	2,141
Net current period other comprehensive income (loss)	4,567	(34,034)	576	(28,891)
AOCL, September 30, 2019	$(217,703)	$(181,629)	$(3,102)	$(402,434)

Attributable to noncontrolling interests:
Balance, June 30, 2019	$—	$(3,450)	$—	$(3,450)
Other comprehensive loss before reclassifications	—	(1,392)	—	(1,392)
Net current period other comprehensive loss	—	(1,392)	—	(1,392)
AOCL, September 30, 2019	$—	$(4,842)	$—	$(4,842)

Reclassifications out of AOCL for the three months ended September 30, 2020 and 2019 consisted of the following:

	Three Months Ended September 30,
(in thousands)	2020	2019	Affected line item in the Income Statement
Gains and losses on cash flow hedges:
Forward starting interest rate swaps	$635	$611	Interest expense
Currency exchange contracts	(24)	(371)	Cost of goods sold and other income, net
Total before tax	611	240
Tax impact	(150)	(59)	(Benefit) provision for income taxes
Net of tax	$461	$181

Pension and other postretirement benefits:
Amortization of transition obligations	$23	$22	Other income, net
Amortization of prior service credit	(61)	(57)	Other income, net
Recognition of actuarial losses	3,449	2,659	Other income, net
Total before tax	3,411	2,624
Tax impact	(846)	(664)	(Benefit) provision for income taxes
Net of tax	$2,565	$1,960

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amount of income tax allocated to each component of other comprehensive income (loss) for the three months ended September 30, 2020 and 2019 were as follows:

		2020			2019
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	$1,603	$(393)	$1,210	$523	$(128)	$395
Reclassification of unrealized loss on derivatives designated and qualified as cash flow hedges	611	(150)	461	240	(59)	181
Unrecognized net pension and other postretirement benefit (loss) gain	(4,382)	1,072	(3,310)	3,469	(862)	2,607
Reclassification of net pension and other postretirement benefit loss	3,411	(846)	2,565	2,624	(664)	1,960
Foreign currency translation adjustments	32,106	(160)	31,946	(35,579)	153	(35,426)
Other comprehensive income (loss)	$33,349	$(477)	$32,872	$(28,723)	$(1,560)	$(30,283)

16.GOODWILL AND OTHER INTANGIBLE ASSETS
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such carrying amounts, is as follows:

(in thousands)	Metal Cutting	Infrastructure	Total
Gross goodwill	$448,241	$633,211	$1,081,452
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2020	$270,580	$—	$270,580

Activity for the three months ended September 30, 2020:
Change in gross goodwill due to translation	4,826	—	4,826

Gross goodwill	453,067	633,211	1,086,278
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of September 30, 2020	$275,406	$—	$275,406
The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	September 30, 2020		June 30, 2020
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology-based and other	4 to 20	33,230	(23,363)	32,713	(22,612)
Customer-related	10 to 21	182,809	(91,448)	181,408	(88,112)
Unpatented technology	10 to 30	31,738	(18,590)	31,586	(17,890)
Trademarks	5 to 20	13,200	(9,167)	13,087	(8,772)
Trademarks	Indefinite	11,653	—	11,160	—
Total		$272,630	$(142,568)	$269,954	$(137,386)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.SEGMENT DATA
Our reportable operating segments have been determined in accordance with the our internal management structure, which is organized based on operating activities, the manner in which we organize segments for allocating resources, making operating decisions and assessing performance and the availability of separate financial results. We do not allocate certain corporate expenses related to executive retirement plans, our Board of Directors, strategic initiatives, and certain other costs and report them in Corporate. Our former segments, Industrial and Widia, were combined into one Metal Cutting segment as of July 1, 2020, while Infrastructure remains unchanged. Segment results have been retrospectively restated to reflect the change in reportable segments. Our reportable operating segments do not represent the aggregation of two or more operating segments.
METAL CUTTING The Metal Cutting segment develops and manufactures high performance tooling and metal cutting products and services and offers an assortment of standard and custom metal cutting solutions to diverse end markets, including aerospace, general engineering, energy and transportation. The products include milling, hole making, turning, threading and toolmaking systems used in the manufacture of airframes, aero engines, trucks and automobiles, ships and various types of industrial equipment. We leverage advanced manufacturing capabilities in combination with varying levels of customization to solve our customers’ toughest challenges and deliver improved productivity for a wide range of applications. Metal Cutting markets its products under the Kennametal®, WIDIA®, WIDIA Hanita® and WIDIA GTD® brands through its direct sales force, a network of independent and national distributors, integrated supplier channels and via the Internet. Application engineers and technicians are critical to the sales process and directly assist our customers with specified product design, selection, application and support.
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
Our sales and operating (loss) income by segment are as follows:

	Three Months Ended September 30,
(in thousands)	2020	2019
Sales:
Metal Cutting	$247,876	$324,085
Infrastructure	152,429	194,003
Total sales	$400,305	$518,088
Operating (loss) income:
Metal Cutting	$(23,626)	$19,306
Infrastructure	7,268	(2,690)
Corporate	(820)	(240)
Total operating (loss) income	(17,178)	16,376
Interest expense	10,578	7,881
Other income, net	(4,019)	(2,681)
(Loss) income from continuing operations before income taxes	$(23,737)	$11,176

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents Kennametal's revenue disaggregated by geography:

	Three Months Ended
	September 30, 2020			September 30, 2019
(in thousands)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	39%	55%	45%	42%	63%	50%
EMEA	37	21	31	37	18	30
Asia Pacific	24	24	24	21	19	20
The following tables presents Kennametal's revenue disaggregated by end market:

	Three Months Ended September 30, 2020
(in thousands)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	54%	34%	46%
Transportation	29	—	18
Aerospace	9	—	5
Energy	8	25	15
Earthworks	—	41	16

	Three Months Ended September 30, 2019
(in thousands)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	52%	34%	45%
Transportation	28	—	18
Aerospace	12	—	7
Energy	8	29	16
Earthworks	—	37	14

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Our standard and custom product offerings span metal cutting and wear applications including turning, milling, hole making, tooling systems and services, as well as specialized wear components and metallurgical powders. End users of our metal cutting products include manufacturers engaged in a diverse array of industries including: the manufacturers of transportation vehicles and components, machine tools and light and heavy machinery; airframe and aerospace components; and energy-related components for the oil and gas industry, as well as power generation. Our wear and metallurgical powders are used by producers and suppliers in equipment-intensive operations such as road construction, mining, quarrying, oil and gas exploration, refining, production and supply.
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
Our sales of $400.3 million for the quarter ended September 30, 2020 decreased 23 percent year-over-year, reflecting 21 percent organic sales decline, 1 percent unfavorable currency exchange effect and a 1 percent decline from divestiture. However, the current quarter's sales outpaced the Company's typical seasonal trends, creating some optimism that the economic recovery is starting to gain traction.
Operating loss was $17.2 million compared to operating income of $16.4 million in the prior year quarter. The year-over-year change of $33.6 million was primarily due to organic sales decline, unfavorable labor and fixed cost absorption due to lower volumes and greater restructuring and related charges of $20.7 million, partially offset by approximately $22 million of incremental simplification/modernization benefits, lower raw material costs and cost-control measures. Operating margin was negative 4.3 percent compared to a positive 3.2 percent in the prior year quarter. The Metal Cutting and Infrastructure segments had an operating loss margin of 9.5 percent and operating margin of 4.8 percent, respectively.
The Coronavirus Disease 2019 (COVID-19) emerged in China at the end of calendar year 2019 bringing significant uncertainty in our end markets and operations. National, regional and local governments have taken steps to limit the spread of the virus through stay-at-home, social distancing, and various other orders and guidelines. The imposition of these measures has created significant operating constraints on our business. Recognizing the potential for COVID-19 to significantly disrupt operations, we began to deploy safety protocols and processes globally during the March quarter of fiscal 2020 to keep our employees safe while continuing to serve our customers. In fiscal 2020 and in the first quarter of fiscal 2021, we did not experience a material disruption in our supply chain. We expect COVID-19 will continue to have a negative effect on customer demand in fiscal 2021 as a result of the disruption and uncertainty it is causing most acutely in the energy, aerospace and transportation end markets. The extent to which the COVID-19 pandemic may continue to affect our business, operating results, financial condition, or liquidity in the future will depend on future developments, including the duration of the outbreak, travel restrictions, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease.
In connection with the Company's simplification/modernization initiative, we remain on track for $180 million of expected simplification/modernization savings by the end of fiscal 2021. FY21 Restructuring Actions are expected to deliver annualized savings of $65 million to $75 million, and the expected pre-tax charges are $90 million to $100 million. We recorded $28.6 million of pre-tax restructuring and related charges in the quarter, and total incremental benefits related to simplification/modernization initiatives were approximately $22 million in the current quarter, which includes incremental restructuring savings of approximately $17 million. The Company achieved annualized total savings inception to date from our simplification/modernization initiatives of $123 million.
We reported a current quarter loss per diluted share (LPS) of $0.26. LPS for the current quarter was unfavorably affected by restructuring and related charges of $0.30 per share, partially offset by changes in projected tax rates of $0.01 per share. The earnings per diluted share of $0.08 in the prior year quarter included restructuring and related charges of $0.09 per share.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

We generated net cash flows from operating activities of $9.6 million during the three months ended September 30, 2020 compared to $27.5 million during the prior year quarter. Capital expenditures were $39.3 million and $72.5 million during the three months ended September 30, 2020 and 2019, respectively, with the decrease primarily related to lower capital spending on our simplification/modernization initiative.

RESULTS OF CONTINUING OPERATIONS

SALES
Sales for the three months ended September 30, 2020 were $400.3 million, a decrease of $117.8 million, or 23 percent, from $518.1 million in the prior year quarter. The decrease in sales was driven by 21 percent organic sales decline, a 1 percent unfavorable currency exchange impact and a 1 percent decline from divestiture.

	Three Months Ended September 30, 2020
(in percentages)	As Reported	Constant Currency
End market sales decline:
Aerospace	(45)%	(45)%
Energy	(26)	(26)
Transportation	(22)	(21)
General engineering	(21)	(19)
Earthworks	(12)	(11)
Regional sales decline:
Americas	(31)%	(28)%
Europe, the Middle East and Africa (EMEA)	(20)	(21)
Asia Pacific	(7)	(6)

GROSS PROFIT
Gross profit for the three months ended September 30, 2020 was $105.1 million, a decrease of $33.9 million from $139.0 million in the prior year quarter. The decrease was primarily due to organic sales decline and unfavorable labor and fixed cost absorption due to lower volumes, partially offset by lower raw material costs and incremental simplification/modernization benefits. Gross profit margin for the three months ended September 30, 2020 was 26.2 percent, as compared to 26.8 percent in the prior year quarter.

OPERATING EXPENSE
Operating expense for the three months ended September 30, 2020 was $93.3 million compared to $114.2 million for the three months ended September 30, 2019. The decrease was primarily due to cost-control measures and incremental simplification/modernization benefits.
We invested further in technology and innovation during the current quarter to continue delivering high quality products to our customers. Research and development expenses included in operating expense totaled $8.8 million and $10.4 million for the three months ended September 30, 2020 and 2019, respectively.

RESTRUCTURING AND RELATED CHARGES AND ASSET IMPAIRMENT CHARGES
FY20 Restructuring Actions
In the June quarter of fiscal 2019, we implemented, and in fiscal 2020 substantially completed, the FY20 Restructuring Actions associated with our simplification/modernization initiative to reduce structural costs, improve operational efficiency and position us for long-term profitable growth. Total restructuring and related charges since inception of $54.8 million were recorded for this program through September 30, 2020, consisting of: $46.5 million in Metal Cutting and $8.3 million in Infrastructure. Inception to date, we have achieved annualized savings of approximately $35 million related to the FY20 Restructuring Actions.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FY21 Restructuring Actions
In the September quarter of fiscal 2020, we announced the initiation of restructuring actions in Germany associated with our simplification/modernization initiative, which are expected to reduce structural costs. We agreed with local employee representatives to downsize our Essen, Germany operations instead of the previously proposed closure. Subsequently, we also announced the acceleration of our structural cost reduction plans including the closing of the Johnson City, Tennessee facility. Estimated annualized benefits of the FY21 Restructuring Actions are $65 million to $75 million and the expected pre-tax charges are $90 million to $100 million. Total restructuring and related charges since inception of $70.4 million were recorded for this program through September 30, 2020, consisting of: $65.0 million in Metal Cutting and $5.5 million in Infrastructure. The majority of the remaining charges related to the FY21 Restructuring Actions are expected to be in the Metal Cutting segment. Inception to date, we have achieved annualized savings of approximately $40 million related to the FY21 Restructuring Actions.
Restructuring and Related Charges Recorded
We recorded restructuring and related charges of $28.6 million, of which $26.0 million was in Metal Cutting and $2.6 million was in Infrastructure, and $8.0 million for the three months ended September 30, 2020 and 2019, respectively. Of these amounts, restructuring charges totaled $25.6 million and $4.7 million for the three months ended September 30, 2020 and 2019, respectively. Restructuring-related charges of $3.0 million and $3.3 million were recorded in cost of goods sold for the three months ended September 30, 2020 and 2019, respectively.

INTEREST EXPENSE
Interest expense for the three months ended September 30, 2020 increased to $10.6 million compared to $7.9 million, for the three months ended September 30, 2019. The increase was primarily due to the increase in borrowings under the Credit Agreement in the current quarter.
OTHER INCOME, NET
Other income for the three months ended September 30, 2020 increased to $4.0 million from $2.7 million during the three months ended September 30, 2019.
PROVISION FOR INCOME TAXES
The effective income tax rates for the three months ended September 30, 2020 and 2019 were 12.1 (benefit on a loss) and 33.7 (provision on income), respectively. The year-over-year change is primarily due to the effects of relatively lower pre-tax income in the current quarter.

BUSINESS SEGMENT REVIEW
Effective July 1, 2020, as a result of a change in commercial strategy, organizational structure, and the way performance is assessed and resources are allocated, the Industrial and Widia businesses were combined to form one Metal Cutting business. The Infrastructure business remained unchanged. Therefore, we currently operate in two reportable segments consisting of Metal Cutting and Infrastructure. Our reportable operating segments have been determined in accordance with our internal management structure, which is organized based on operating activities, the manner in which we organize segments for allocating resources, making operating decisions and assessing performance and the availability of separate financial results. We do not allocate certain corporate expenses related to executive retirement plans, our Board of Directors, strategic initiatives, and certain other costs and report them in Corporate.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our sales and operating (loss) income by segment are as follows:

	Three Months Ended September 30,
(in thousands)	2020	2019
Sales:
Metal Cutting	$247,876	$324,085
Infrastructure	152,429	194,003
Total sales	$400,305	$518,088
Operating (loss) income:
Metal Cutting	$(23,626)	$19,306
Infrastructure	7,268	(2,690)
Corporate	(820)	(240)
Total operating (loss) income	(17,178)	16,376
Interest expense	10,578	7,881
Other income, net	(4,019)	(2,681)
(Loss) income from continuing operations before income taxes	$(23,737)	$11,176
METAL CUTTING

	Three Months Ended September 30,
(in thousands, except operating margin)	2020	2019
Sales	$247,876	$324,085
Operating (loss) income	(23,626)	19,306
Operating margin	(9.5)%	6.0%

Three Months Ended September 30, 2020
(in percentages)
Organic sales decline	(23)%
Foreign currency exchange impact(1)	(1)
Sales decline	(24)%

	Three Months Ended September 30, 2020
(in percentages)	As Reported	Constant Currency
End market sales decline:
Aerospace	(45)%	(45)%
Transportation	(22)	(21)
General engineering	(20)	(20)
Energy	(17)	(17)
Regional sales decline:
Americas	(30)%	(29)%
EMEA	(23)	(24)
Asia Pacific	(11)	(9)

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended September 30, 2020, Metal Cutting sales decreased 24 percent from the prior year quarter due to the global manufacturing slowdown and deteriorating conditions across all end markets and regions. Aerospace end market sales declined in all regions due to a significant reduction in airplane manufacturing. Transportation end market sales declined in all regions due to continued weakness in auto build rates caused by a slowdown in auto sales. Sales in our general engineering end market declined in all regions as a result of continued lower manufacturing activity, related to the COVID-19 pandemic. Energy sales decreased primarily due to a decline in oil and gas drilling in the Americas, partially offset by continued strength in power generation in China. On a regional basis, the sales decrease in the Americas was driven by declines in all four end markets, while the sales decrease in EMEA was primarily driven by declines in the general engineering and transportation end markets, in addition to a decline in the aerospace end market. The sales decrease in Asia Pacific was primarily driven by declines in the transportation and general engineering end markets, in addition to a decline in the aerospace end market, offset by an increase in sales in the energy end market.
For the three months ended September 30, 2020, Metal Cutting operating loss was $23.6 million compared to operating income of 19.3 million in the prior year quarter. The year-over-year change was driven primarily by organic sales decline, unfavorable labor and fixed cost absorption due to lower volumes and greater restructuring and related charges of $19.7 million, partially offset by incremental simplification/modernization benefits, lower raw material costs and cost-control measures.

INFRASTRUCTURE

	Three Months Ended September 30,
(in thousands)	2020	2019
Sales	$152,429	$194,003
Operating income (loss)	7,268	(2,690)
Operating margin	4.8%	(1.4)%

Three Months Ended September 30, 2020
(in percentages)
Organic sales decline	(18)%
Business days impact(2)	1
Divestiture impact(3)	(4)
Sales decline	(21)%

	Three Months Ended September 30, 2020
(in percentages)	As Reported	Constant Currency
End market sales decline:
Energy	(32)%	(31)%
General engineering	(22)	(14)
Earthworks	(12)	(11)
Regional sales (decline) growth:
Americas	(31)%	(27)%
EMEA	(10)	(9)
Asia Pacific	—	1

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended September 30, 2020, Infrastructure sales decreased by 21 percent from the prior year quarter. The U.S. oil and gas market drove year-over-year decline in the energy market with U.S. land rig counts down approximately 70 percent compared to the prior year quarter. The sales decline in general engineering was primarily driven by the economic decline and the effect of COVID-19 in all regions, and in the earthworks end market, sales were down year-over-year due to softness in mining in the Americas, partially offset by growth in EMEA and Asia Pacific construction. On a regional basis, the sales decrease in the Americas was primarily driven by declines in the energy end market, and to a lesser extent, declines in the general engineering and earthworks end markets. In EMEA, the sales decrease was driven primarily by a decline in the general engineering end market, partially offset by growth in the earthworks end market and process industries within the energy end market. The increase in sales in Asia Pacific, excluding the unfavorable impact of currency exchange, was driven primarily by growth in the energy end market, partially offset by a decline in the general engineering end market.
For the three months ended September 30, 2020, Infrastructure operating income was $7.3 million compared to operating loss of $2.7 million in the prior year quarter. The year-over-year change was driven primarily by lower raw material costs, simplification/modernization benefits and cost-control measures, partially offset by organic sales decline and unfavorable labor and fixed cost absorption due to lower volumes.
CORPORATE

	Three Months Ended September 30,
(in thousands)	2020	2019
Corporate expense	$(820)	$(240)
For the three months ended September 30, 2020, Corporate expense increased by $0.6 million from the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations is the primary source of funding for our capital expenditures. For the three months ended September 30, 2020, cash flow provided by operating activities was $9.6 million, primarily due to effects of the net loss offset by working capital adjustments.
During the three months ended September 30, 2020, we entered into the First Amendment (the Amendment) to the Fifth Amended and Restated Credit Agreement dated as of June 21, 2018, (as amended by the Amendment, the Credit Agreement). The Credit Agreement is a five-year, multi-currency, revolving credit facility and is used to augment cash from operations and as an additional source of funds. The Credit Agreement provides for revolving credit loans of up to $700.0 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement allows for borrowings in U.S. dollars, euros, Canadian dollars, pounds sterling and Japanese yen. Interest payable under the Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The Credit Agreement matures in June 2023.
The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: (1) a maximum leverage ratio where debt, net of domestic cash in excess of $25 million and, as added by the Amendment, sixty percent of the unrestricted cash held outside of the United States, must be less than or equal to 3.5 times trailing twelve months EBITDA (temporarily increased by the Amendment to 4.25 times trailing twelve months EBITDA during the period from September 30, 2020 through and including December 31, 2021), adjusted for certain non-cash expenses and which may be further adjusted, at our discretion, to include up to $120 million (increased from $80 million pursuant to the Amendment) of cash restructuring charges through December 31, 2021; and (2) a minimum consolidated interest coverage ratio of EBITDA to interest of 3.5 times (as the aforementioned terms are defined in the Credit Agreement). Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries.
As of September 30, 2020, we were in compliance with all covenants of the Credit Agreement and we had $38.5 million of borrowings outstanding and $661.5 million of additional availability. There were $500.0 million of borrowings outstanding as of June 30, 2020.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company continues to assess the expected conditions in its primary end markets, including the effects of COVID-19 on the Company’s business, financial condition, operating results and cash flows. Because the extent and duration of the COVID-19 pandemic are uncertain, the effects of the pandemic could materially affect our availability to borrow under the Credit Agreement and our compliance with the maximum leverage ratio covenant of the Credit Agreement. To offset some of the uncertainty related to COVID-19, we obtained an Amendment to the Credit Agreement during the first quarter of fiscal 2021, as described above. Additionally, we continue to evaluate when and to what extent we may access the capital markets, including our plan to refinance the $300 million 3.875% Senior Unsecured Notes due February 2022 during the current fiscal year. In the event that a refinancing does not occur before the February 2022 maturity date, management believes that the Company will have the ability to repay the February 2022 Notes with projected cash on hand and availability under the Credit Agreement. However, the Company can provide no assurance of this due in part, but not limited to, the uncertainty surrounding the COVID-19 pandemic. If over the course of the next year, market conditions do not improve or further deteriorate, the Company may need to take one or a combination of the following additional actions to ensure the Company has adequate access to liquidity and remains in compliance with the maximum leverage ratio covenant of the Credit Agreement both of which are within the Company’s control: implement additional short-term cost-control actions and undertake new restructuring programs. We have concluded that we will remain in compliance with the covenants of the Credit Agreement and, as a result, will have adequate access to liquidity to satisfy our obligations within one year after the date the financial statements are issued.
For the three months ended September 30, 2020, average daily borrowings outstanding under the Credit Agreement were approximately $430.9 million. We had $38.5 million and $500.0 million of borrowings outstanding under the Credit Agreement as of September 30, 2020 and June 30, 2020, respectively.
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
In 2012, we received an assessment from the Italian tax authority that denied certain tax deductions primarily related to our 2008 tax return. Attempts at negotiating a reasonable settlement with the tax authority were unsuccessful; and as a result, we decided to litigate the matter. While the outcome of the litigation is still pending, the authority has served notice requiring payment in the amount of €36 million. Accordingly, we requested and were granted a stay and are not currently required to make a payment in connection with this assessment. We continue to believe that the assessment is baseless and accordingly, no income tax liability has been recorded in connection with this assessment in any period. However, if the Italian tax authority were to be successful in litigation, settlement of the amount alleged by the Italian tax authority would result in an increase to income tax expense by as much as €36 million, or $42 million, including penalties and interest of €21 million, or $25 million. A trial date has not yet been set by the Italian court.
At September 30, 2020, cash and cash equivalents were $98.3 million, Total Kennametal Shareholders' equity was $1,225.4 million and total debt was $639.7 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers. There have been no material changes in our contractual obligations and commitments since June 30, 2020.
We are also closely monitoring the rapidly evolving effects of the COVID-19 pandemic on our business operations, financial results and financial position and on the industries in which we operate.
Cash Flow Provided by Operating Activities
During the three months ended September 30, 2020, cash flow provided by operating activities was $9.6 million, compared to $27.5 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $18.7 million and changes in certain assets and liabilities netting to an outflow of $9.1 million. Contributing to the changes in certain assets and liabilities were a decrease in accrued income taxes of $11.6 million, a decrease in accounts payable and accrued liabilities of $8.2 million, a decrease in accrued pension and postretirement benefits of $6.9 million and an increase in accounts receivable of $6.7 million. Partially offsetting these cash outflows was a decrease in inventories of $23.3 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the three months ended September 30, 2019, cash flow provided by operating activities consisted of net income and non-cash items amounting to an inflow of $48.9 million and changes in certain assets and liabilities netting to an outflow of $21.3 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $47.1 million, a decrease in accrued income taxes of $6.7 million and a decrease in accrued pension and postretirement benefits of $6.3 million. Partially offsetting these cash outflows were a decrease in accounts receivable of $41.6 million and a decrease in inventories of $2.7 million,
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $39.0 million for the three months ended September 30, 2020, compared to $71.9 million for the prior year period. During the current year period, cash flow used for investing activities primarily included capital expenditures, net of $39.0 million, which consisted primarily of expenses related to our simplification/modernization initiatives and equipment upgrades.
For the three months ended September 30, 2019, cash flow used for investing activities included capital expenditures, net of $72.1 million, which consisted primarily of expenses related to our simplification/modernization initiatives and equipment upgrades.
Cash Flow Used for Financing Activities
Cash flow used for financing activities was $483.4 million for the three months ended September 30, 2020 compared to $20.0 million in the prior year period. During the current year period, cash flow used for financing activities included $461.5 million of a net decrease in the revolving and other lines of credit and $16.6 million of cash dividends paid to Kennametal Shareholders.
For the three months ended September 30, 2019, cash flow used for financing activities included $16.6 million of cash dividends paid to Kennametal Shareholders and $5.8 million of the effect of employee benefit and stock plans and dividend reinvestment, partially offset by a net increase in notes payable of $3.3 million.

FINANCIAL CONDITION
Working capital was $520.1 million at September 30, 2020, a decrease of $22.6 million from $542.7 million at June 30, 2020. The decrease in working capital was primarily driven by a decrease in cash and cash equivalents of $508.4 million, partially offset by a decrease in revolving and other lines of credit and notes payable of $453.9 million and a decrease in accounts payable of $28.6 million. Currency exchange rate effects increased working capital by a total of approximately $16 million, the impact of which is included in the aforementioned changes.
Property, plant and equipment, net increased $15.9 million from $1,038.3 million at June 30, 2020 to $1,054.2 million at September 30, 2020, primarily due to capital additions of approximately $30.5 million and a positive currency exchange impact of approximately $15 million, partially offset by depreciation expense of $27.6 million and disposals of $1.6 million.
At September 30, 2020, other assets were $569.1 million, an increase of $10.6 million from $558.5 million at June 30, 2020. The primary drivers for the increase was an increase in other assets of $7.5 million primarily due to an increase in pension plan assets and an increase in goodwill of $4.8 million due to favorable currency exchange effects of approximately $5 million, partially offset by a decrease in other intangible assets of $2.5 million due to amortization expense of $3.3 million, partially offset by favorable currency exchange effects of approximately $1 million.
Kennametal Shareholders' equity was $1,225.4 million at September 30, 2020, a decrease of $4.5 million from $1,229.9 million at June 30, 2020. The decrease was primarily due to net loss attributable to Kennametal of $21.7 million and cash dividends paid to Kennametal Shareholders of $16.6 million, partially offset by favorable currency exchange effects of $30.7 million and capital stock issued under employee benefit and stock plans of $2.2 million.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES
There have been no changes to our critical accounting policies since June 30, 2020.

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
Constant currency regional sales (decline) growth Constant currency regional sales (decline) growth is a non-GAAP financial measure of sales (decline) growth (which is the most directly comparable GAAP measure) by region excluding the effects of acquisitions, divestitures and foreign currency exchange from year-over-year comparisons. We note that, unlike organic sales growth, constant currency regional sales (decline) growth does not exclude the effect of business days. We believe this measure provides investors with a supplemental understanding of underlying regional trends by providing regional sales (decline) growth on a consistent basis. Also, we report constant currency regional sales (decline) growth at the consolidated and segment levels.
Reconciliations of organic sales decline to sales decline are as follows:

Three Months Ended September 30, 2020	Metal Cutting	Infrastructure	Total
Organic sales decline	(23)%	(18)%	(21)%
Foreign currency exchange effect(1)	(1)	—	(1)
Business days effect(2)	—	1	—
Divestiture effect(3)	—	(4)	(1)
Sales decline	(24)%	(21)%	(23)%
Reconciliations of constant currency end market sales decline to end market sales decline(4) are as follows:

Metal Cutting
Three Months Ended September 30, 2020	General engineering	Transportation	Aerospace	Energy
Constant currency end market sales decline	(20)%	(21)%	(45)%	(17)%
Foreign currency exchange effect(1)	—	(1)	—	—
End market sales decline(4)	(20)%	(22)%	(45)%	(17)%

Infrastructure
Three Months Ended September 30, 2020	Energy	Earthworks	General engineering
Constant currency end market sales decline	(31)%	(11)%	(14)%
Foreign currency exchange effect(1)	—	(1)	2
Divestiture effect(3)	(1)	—	(10)
End market sales decline(4)	(32)%	(12)%	(22)%

Total
Three Months Ended September 30, 2020	General engineering	Transportation	Aerospace	Energy	Earthworks
Constant currency end market sales decline	(19)%	(21)%	(45)%	(26)%	(11)%
Foreign currency exchange effect(1)	1	(1)	—	1	(1)
Divestiture effect(3)	(3)	—	—	(1)	—
End market sales decline(4)	(21)%	(22)%	(45)%	(26)%	(12)%

Reconciliations of constant currency regional sales (decline) growth to reported regional sales decline (growth)(5) are as follows:

	Three Months Ended September 30, 2020
	Americas	EMEA	Asia Pacific
Metal Cutting
Constant currency regional sales decline	(29)%	(24)%	(9)%
Foreign currency exchange effect(1)	(1)	1	(2)
Regional sales decline(5)	(30)%	(23)%	(11)%

Infrastructure
Constant currency regional sales (decline) growth	(27)%	(9)%	1%
Foreign currency exchange effect(1)	2	(1)	(1)
Divestiture effect(3)	(6)	—	—
Regional sales (decline) growth(5)	(31)%	(10)%	—%

Total
Constant currency regional sales decline	(28)%	(21)%	(6)%
Foreign currency exchange effect(1)	—	1	(1)
Divestiture effect(3)	(3)	—	—
Regional sales decline(5)	(31)%	(20)%	(7)%
(1) Foreign currency exchange effect is calculated by dividing the difference between current period sales and current period sales at prior period foreign exchange rates by prior period sales.
(2) Business days effect is calculated by dividing the year-over-year change in weighted average working days (based on mix of sales by country) by prior period weighted average working days.
(3) Divestiture effect is calculated by dividing prior period sales attributable to divested businesses by prior period sales.
(4) Aggregate sales for all end markets sum to the sales amount presented on Kennametal's financial statements.
(5) Aggregate sales for all regions sum to the sales amount presented on Kennametal's financial statements.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk exposures since June 30, 2020.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at September 30, 2020 that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2020	73,021	$26.96	—	10,100,100
August 1 through August 31, 2020	51,821	30.89	—	10,100,100
September 1 through September 30, 2020	838	29.94	—	10,100,100
Total	125,680	$28.60	—

(1)During the current period, 1,718 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 123,962 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.
(2)On July 25, 2013, the Company publicly announced an amended repurchase program for up to 17 million shares of its outstanding capital stock outside of the Company's dividend reinvestment program.

UNREGISTERED SALES OF EQUITY SECURITIES
None.

ITEM 6. EXHIBITS

30	Material Contracts
10.1
First Amendment to Credit Agreement dated as of September 10, 2020, to the Fifth Amended and Restated Credit Agreement dated as of June 21, 2018, each by and among Kennametal Inc. and Kennametal Europe GmbH (the “Borrowers”), and in the case of such Amendment, to the subsidiaries party thereto as guarantors, the several banks and other financial institutions or entities from time to time parties thereto (the “Lenders”), Bank of America Merrill Lynch International Designated Activity Company (formerly Bank of America Merrill Lynch International Limited), as Euro Swingline Lender, PNC Bank, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents (in such capacity, the “Co-Syndication Agents”), Citizens Bank, N.A. (as successor by merger to Citizens Bank of Pennsylvania), MUFG Bank, Ltd. and Mizuho Bank, Ltd., as co-documentation agents (in such capacity, the “Co-Documentation Agents”) and Bank of America, N.A., as administrative agent.
Exhibit 10.1 of the Form 8-K filed September 14, 2020 (File No. 001-05318) is incorporated herein by reference.
10.2	Separation Agreement for Peter A. Dragich	Exhibit 10.1 of the Form 8-K filed September 16, 2020 (File No. 001-05318) is incorporated herein by reference.
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification executed by Christopher Rossi, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.
31.2	Certification executed by Damon J. Audia, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.
32	Section 1350 Certifications
32.1
Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Christopher Rossi, President and Chief Executive Officer of Kennametal Inc., and Damon J. Audia, Vice President and Chief Financial Officer of Kennametal Inc.
Filed herewith.
101	XBRL
101.INS (3)	XBRL Instance Document	Filed herewith.
101.SCH (4)	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL (4)	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF (4)	XBRL Taxonomy Definition Linkbase	Filed herewith.
101.LAB (4)	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE (4)	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
(3)The instance document does not appear in the Interactive Data File because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.
(4)Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statement of Income for the three months ended September 30, 2020 and 2019, (ii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended September 30, 2020 and 2019, (iii) the Condensed Consolidated Balance Sheet at September 30, 2020 and June 30, 2020, (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2020 and 2019 and (v) Notes to Condensed Consolidated Financial Statements for the three months ended September 30, 2020 and 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date:	November 3, 2020	By:	/s/ Patrick S. Watson
Patrick S. Watson Vice President Finance and Corporate Controller