Form 10-Q
period 2020-12-31
KENNAMETAL INC
filed 2021-02-03
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2020
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

As of January 29, 2021 83,533,003 shares of the Registrant’s Capital Stock, par value $1.25 per share, were outstanding.

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share amounts)	2020	2019	2020	2019
Sales	$440,507	$505,080	$840,812	$1,023,168
Cost of goods sold	318,978	373,062	614,210	752,170
Gross profit	121,529	132,018	226,602	270,998
Operating expense	97,758	107,548	191,097	221,739
Restructuring and asset impairment charges (Note 6)	1,390	62,329	26,967	66,995
Loss on divestiture (Note 3)	—	6,517	—	6,517
Amortization of intangibles	3,347	3,262	6,681	7,008
Operating income (loss)	19,034	(47,638)	1,857	(31,261)
Interest expense	8,317	8,055	18,896	15,936
Other income, net	(3,857)	(4,211)	(7,875)	(6,891)
Income (loss) before income taxes	14,574	(51,482)	(9,164)	(40,306)
Benefit from income taxes	(5,676)	(45,253)	(8,554)	(41,487)
Net income (loss)	20,250	(6,229)	(610)	1,181
Less: Net income (loss) attributable to noncontrolling interests	862	(290)	1,677	653
Net income (loss) attributable to Kennametal	$19,388	$(5,939)	$(2,287)	$528
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings (loss) per share	$0.23	$(0.07)	$(0.03)	$0.01
Diluted earnings (loss) per share	$0.23	$(0.07)	$(0.03)	$0.01
Basic weighted average shares outstanding	83,582	83,075	83,451	82,979
Diluted weighted average shares outstanding	84,197	83,075	83,451	83,618

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2020	2019	2020	2019
Net income (loss)	$20,250	(6,229)	$(610)	$1,181
Other comprehensive income (loss), net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	3,291	461	4,501	856
Reclassification of unrealized loss (gain) on derivatives designated and qualified as cash flow hedges	479	(393)	940	(212)
Unrecognized net pension and other postretirement benefit loss	(4,211)	(3,056)	(7,521)	(449)
Reclassification of net pension and other postretirement benefit loss	2,614	1,990	5,179	3,950
Foreign currency translation adjustments	42,601	25,751	74,547	(9,674)
Total other comprehensive income (loss), net of tax	44,774	24,753	77,646	(5,529)
Total comprehensive income (loss)	65,024	18,524	77,036	(4,348)
Less: comprehensive income (loss) attributable to noncontrolling interests	2,218	247	4,312	(201)
Comprehensive income (loss) attributable to Kennametal Shareholders	$62,806	18,277	$72,724	$(4,147)
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	December 31, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$103,188	$606,684
Accounts receivable, less allowance for doubtful accounts of $10,058 and $9,430, respectively	275,151	237,983
Inventories (Note 9)	497,224	522,447
Other current assets	73,123	73,698
Total current assets	948,686	1,440,812
Property, plant and equipment:
Land and buildings	372,061	360,256
Machinery and equipment	2,019,786	1,913,967
Less accumulated depreciation	(1,318,373)	(1,235,952)
Property, plant and equipment, net	1,073,474	1,038,271
Other assets:
Goodwill (Note 16)	281,447	270,580
Other intangible assets, less accumulated amortization of $147,297 and $137,386, respectively (Note 16)	127,661	132,568
Operating lease right-of-use assets	53,972	48,035
Deferred income taxes	46,622	46,782
Other	82,964	60,543
Total other assets	592,666	558,508
Total assets	$2,614,826	$3,037,591
LIABILITIES
Current liabilities:
Revolving and other lines of credit and notes payable (Note 10)	34,979	500,368
Current operating lease liabilities	15,023	13,246
Accounts payable	134,153	164,641
Accrued income taxes	6,290	27,938
Accrued expenses	46,850	47,610
Other current liabilities	165,346	144,277
Total current liabilities	402,641	898,080
Long-term debt, less current maturities (Note 10)	593,757	594,083
Operating lease liabilities	39,582	35,372
Deferred income taxes	22,162	21,796
Accrued pension and postretirement benefits	187,174	175,458
Accrued income taxes	10,046	9,584
Other liabilities	39,775	34,430
Total liabilities	1,295,137	1,768,803
Commitments and contingencies
EQUITY (Note 14)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 83,464 and 82,923 shares issued, respectively	104,330	103,654
Additional paid-in capital	547,754	538,575
Retained earnings	969,301	1,004,898
Accumulated other comprehensive loss	(342,231)	(417,242)
Total Kennametal Shareholders’ Equity	1,279,154	1,229,885
Noncontrolling interests	40,535	38,903
Total equity	1,319,689	1,268,788
Total liabilities and equity	$2,614,826	$3,037,591
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Six Months Ended December 31,
(in thousands)	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(610)	$1,181
Adjustments for non-cash items:
Depreciation	55,483	53,801
Amortization	6,681	7,008
Stock-based compensation expense	12,797	13,974
Restructuring and asset impairment charges (Note 6)	1,602	17,708
Deferred income taxes	(455)	(13,750)
Loss on divestiture (Note 3)	—	6,517
Other	4,549	350
Changes in certain assets and liabilities:
Accounts receivable	(22,538)	64,546
Inventories	46,711	34,329
Accounts payable and accrued liabilities	(9,631)	(28,548)
Accrued income taxes	(24,463)	(53,020)
Accrued pension and postretirement benefits	(13,435)	(12,101)
Other	10,661	(4,898)
Net cash flow provided by operating activities	67,352	87,097
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(68,616)	(147,532)
Disposals of property, plant and equipment	904	835
Proceeds from divestiture (Note 3)	—	23,950
Other	93	(922)
Net cash flow used for investing activities	(67,619)	(123,669)
FINANCING ACTIVITIES
Net increase in notes payable	2,738	1,927
Net decrease in revolving and other lines of credit	(475,500)	—
Purchase of capital stock	(100)	(106)
The effect of employee benefit and stock plans and dividend reinvestment	(2,531)	(5,583)
Cash dividends paid to Shareholders	(33,310)	(33,143)
Other	(3,334)	(1,779)
Net cash flow used for financing activities	(512,037)	(38,684)
Effect of exchange rate changes on cash and cash equivalents	8,808	(1,549)
CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(503,496)	(76,805)
Cash and cash equivalents, beginning of period	606,684	182,015
Cash and cash equivalents, end of period	$103,188	$105,210
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION

The condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “2020 Annual Report”). The condensed consolidated balance sheet as of June 30, 2020 was derived from the audited balance sheet included in our 2020 Annual Report. The interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the six months ended December 31, 2020 and 2019 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2021 is to the fiscal year ending June 30, 2021. When used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “the Company,” “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

2.SUPPLEMENTAL CASH FLOW DISCLOSURES

	Six Months Ended December 31,
(in thousands)	2020	2019
Cash paid during the period for:
Interest	$19,335	$13,953
Income taxes	16,481	24,400
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	(11,800)	(2,700)
Changes in notes payable related to purchases of property, plant and equipment	7,254	—

3.DIVESTITURE
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
Level 3: Inputs that are unobservable.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2020, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$5,821	$—	$5,821
Total assets at fair value	$—	$5,821	$—	$5,821

Liabilities:
Derivatives (1)	$—	$3	$—	$3
Total liabilities at fair value	$—	$3	$—	$3

As of June 30, 2020, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$36	$—	$36
Total assets at fair value	$—	$36	$—	$36

Liabilities:
Derivatives (1)	$—	$2,139	$—	$2,139
Total liabilities at fair value	$—	$2,139	$—	$2,139
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
The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheet are as follows:

(in thousands)	December 31, 2020	June 30, 2020
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$1,911	$4
Other assets - forward starting interest rate swap contracts	3,879	20
Other liabilities - forward starting interest rate swap contracts	—	(2,094)
Total derivatives designated as hedging instruments	5,790	(2,070)
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	31	12
Other current liabilities - currency forward contracts	(3)	(45)
Total derivatives not designated as hedging instruments	28	(33)
Total derivatives	$5,818	$(2,103)

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

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2020	2019	2020	2019
Other income, net - currency forward contracts	$(2,127)	$(1)	$(1,409)	$112

CASH FLOW HEDGES
Currency forward contracts and range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Unrealized gains and losses related to these contracts are recorded in accumulated other comprehensive loss and are recognized as a component of cost of goods sold and other income, net when the underlying sale of products or services is recognized into earnings. All contracts expired as of December 31, 2020, and the notional amount of the contracts translated into U.S. dollars at June 30, 2020 was $2.2 million. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness.
During fiscal 2020, we entered into forward starting interest rate swap contracts to hedge a portion of the interest rate risk related to our anticipated refinancing of our Senior Unsecured Notes due in fiscal 2022. We recorded the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to accumulated other comprehensive loss, net of tax. The notional amount of the contracts at December 31, 2020 and June 30, 2020 was $200.0 million. We recorded assets of $3.9 million as of December 31, 2020 and $2.1 million of liabilities as of June 30, 2020 related to these contracts.
No portion of the gains or losses recognized in earnings was due to hedge ineffectiveness and no amounts were excluded from our effectiveness testing for the six months ended December 31, 2020 and 2019.
NET INVESTMENT HEDGES
As of December 31, 2020 and June 30, 2020, we had certain foreign currency-denominated intercompany loans payable with total aggregate principal amounts of €15.9 million designated as net investment hedges to hedge the foreign exchange exposure of our net investment in our Euro-based subsidiaries. The notional value of the contract, which has a maturity date of June 26, 2022 and includes principal and accrued interest, was €16.2 million, or $19.9 million, as of December 31, 2020. Losses of $0.8 million and $1.2 million were recorded as a component of foreign currency translation adjustments in other comprehensive income for the three months ended December 31, 2020 and 2019, respectively. Losses of $1.4 million and $0.1 million were recorded as a component of foreign currency translation adjustments in other comprehensive income (loss) for the six months ended December 31, 2020 and 2019, respectively.

6.RESTRUCTURING AND RELATED CHARGES
FY20 Restructuring Actions
In the June quarter of fiscal 2019, we implemented, and in fiscal 2020 substantially completed, the FY20 Restructuring Actions associated with our simplification/modernization initiative to reduce structural costs, improve operational efficiency and position us for long-term profitable growth. Total restructuring and related charges since inception of $54.8 million were recorded for this program through December 31, 2020, consisting of: $46.5 million in Metal Cutting and $8.3 million in Infrastructure.
FY21 Restructuring Actions
In the September quarter of fiscal 2020, we announced the initiation of restructuring actions in Germany associated with our simplification/modernization initiative, which are expected to reduce structural costs. Subsequently, we also announced the acceleration of our structural cost reduction plans including the closing of the Johnson City, Tennessee facility. Expected pre-tax charges for the FY21 Restructuring Actions are $90 million to $100 million. Total restructuring and related charges since inception of $74.7 million were recorded for this program through December 31, 2020, consisting of: $68.5 million in Metal Cutting and $6.2 million in Infrastructure. The majority of the remaining charges related to the FY21 Restructuring Actions are expected to be within the Metal Cutting segment.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restructuring and Related Charges Recorded
We recorded restructuring and related charges of $4.2 million, of which $3.5 million was in Metal Cutting and $0.7 million was in Infrastructure, and $51.3 million for the three months ended December 31, 2020 and 2019, respectively. Of these amounts, restructuring charges totaled $1.8 million, of which $0.4 million is included in cost of goods sold, for the three months ended December 31, 2020 and $48.0 million, of which $0.3 million was included in cost of goods sold, for the three months ended December 31, 2019. Restructuring-related charges of $2.4 million and $3.3 million were recorded in cost of goods sold for the three months ended December 31, 2020 and 2019, respectively.
We recorded restructuring and related charges of $32.9 million, of which $29.5 million was in Metal Cutting and $3.3 million was in Infrastructure, and $59.3 million for the six months ended December 31, 2020 and 2019, respectively. Of these amounts, restructuring charges totaled $27.4 million, of which $0.4 million is included in cost of goods sold, for the six months ended December 31, 2020 and $52.7 million, of which $0.3 million was included in cost of goods sold, for the six months ended December 31, 2019. Restructuring-related charges of $5.5 million and $6.6 million were recorded in cost of goods sold for the six months ended December 31, 2020 and 2019, respectively.
As of December 31, 2020, $36.2 million and $16.9 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively, in our condensed consolidated balance sheet. As of June 30, 2020, $34.9 million and $12.5 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively. The amounts are as follows:

(in thousands)	June 30, 2020	Expense	Asset Write-Down	Translation	Cash Expenditures	December 31, 2020
Severance	$47,303	$25,775	$—	$5,400	$(25,382)	$53,096
Facilities	—	1,602	(1,602)	—	—	—
Other	63	—	—	4	(67)	—
Total	$47,366	$27,377	$(1,602)	$5,404	$(25,449)	$53,096

7.    STOCK-BASED COMPENSATION
Stock Options
Changes in our stock options for the six months ended December 31, 2020 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2020	646,959	$33.60
Exercised	(154,912)	20.95
Lapsed or forfeited	(32,514)	42.70
Options outstanding, December 31, 2020	459,533	$37.22	3.0	$994
Options vested, December 31, 2020	459,533	$37.22	3.0	$994
Options exercisable, December 31, 2020	459,533	$37.22	3.0	$994
As of December 31, 2020 and June 30, 2020, there was no unrecognized compensation cost related to options outstanding, and all options were fully vested as of December 31, 2020 and 2019.
The amount of cash received from the exercise of options during the six months ended December 31, 2020 and 2019 was $3.1 million and $0.7 million, respectively. The total intrinsic value of options exercised was $1.6 million and $0.3 million during the six months ended December 31, 2020 and 2019, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Units – Performance Vesting and Time Vesting
Changes in our performance vesting and time vesting restricted stock units for the six months ended December 31, 2020 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2020	554,633	$34.26	1,039,695	$32.48
Granted	220,876	33.49	917,716	31.82
Vested	(73,880)	47.45	(451,338)	34.08
Performance metric adjustments, net	(100,000)	32.92	—	—
Forfeited	(73,136)	33.14	(98,125)	31.37
Unvested, December 31, 2020	528,493	$32.50	1,407,948	$31.62
During the six months ended December 31, 2020 and 2019, compensation expense related to time vesting and performance vesting restricted stock units was $12.3 million and $13.4 million, respectively. Certain performance metrics related to fiscal 2020 were not met, resulting in an adjustment of 100,000 performance vesting stock units during the six months ended December 31, 2020. As of December 31, 2020, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $34.0 million and is expected to be recognized over a weighted average period of 2.2 years.

8.PENSION AND OTHER POSTRETIREMENT BENEFITS
The table below summarizes the components of net periodic pension income:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2020	2019	2020	2019
Service cost	$419	$445	$836	$895
Interest cost	5,783	6,832	11,557	13,656
Expected return on plan assets	(13,365)	(13,496)	(26,711)	(26,952)
Amortization of transition obligation	23	22	45	44
Amortization of prior service cost	8	13	17	25
Recognition of actuarial losses	3,386	2,585	6,758	5,180
Settlement gain	—	—	—	(122)
Net periodic pension income	$(3,746)	$(3,599)	$(7,498)	$(7,274)
The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2020	2019	2020	2019
Interest cost	$76	$101	$153	$202
Amortization of prior service credit	(69)	(69)	(138)	(138)
Recognition of actuarial loss	77	64	154	128
Net periodic other postretirement benefit cost	$84	$96	$169	$192

The service cost component of net periodic pension income is reported as a component of cost of goods sold and operating expense. All other components of net periodic pension income and net periodic other postretirement benefit cost are reported as a component of other income, net.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 40 percent and 43 percent of total inventories at December 31, 2020 and June 30, 2020, respectively. Inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year; therefore, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs and are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

(in thousands)	December 31, 2020	June 30, 2020
Finished goods	$316,120	$318,071
Work in process and powder blends	180,032	190,041
Raw materials	64,915	75,589
Inventories at current cost	561,067	583,701
Less: LIFO valuation	(63,843)	(61,254)
Total inventories	$497,224	$522,447

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
As of December 31, 2020, we were in compliance with all covenants of the Credit Agreement and we had $24.5 million of borrowings outstanding and $675.5 million of additional availability. There were $500.0 million of borrowings outstanding as of June 30, 2020.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company continues to assess the expected conditions in its primary end markets, including the effects of COVID-19 on the Company’s business, financial condition, operating results and cash flows. Because the extent and duration of the COVID-19 pandemic are uncertain, the effects of the pandemic could materially affect our availability to borrow under the Credit Agreement and our compliance with the maximum leverage ratio covenant of the Credit Agreement. To offset some of the uncertainty related to COVID-19, we obtained an Amendment to the Credit Agreement during the first quarter of fiscal 2021, as described above. We expect to access the capital markets to refinance the $300 million 3.875 percent Senior Unsecured Notes due February 2022 during the current fiscal year. In the event that a refinancing does not occur before the February 2022 maturity date, management believes that the Company will have the ability to repay the February 2022 Notes with projected cash on hand and availability under the Credit Agreement. However, the Company can provide no assurance of this due in part, but not limited to, the uncertainty surrounding the COVID-19 pandemic. If over the course of the next year, market conditions do not improve or further deteriorate, the Company may need to take one or a combination of the following additional actions to ensure the Company has adequate access to liquidity and remains in compliance with the maximum leverage ratio covenant of the Credit Agreement, both of which are within the Company’s control: implement additional short-term cost-control actions and undertake new restructuring programs. We have concluded that we will remain in compliance with the covenants of the Credit Agreement and, as a result, will have adequate access to liquidity to satisfy our obligations within one year after the date the financial statements are issued.
Fixed rate debt had a fair market value of $643.5 million and $630.2 million at December 31, 2020 and June 30, 2020, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of December 31, 2020 and June 30, 2020, respectively.

11.ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.
We establish and maintain accruals for certain potential environmental liabilities. At December 31, 2020, the balance of these accruals was $15.0 million, of which $2.6 million was current. At June 30, 2020, the balance was $15.6 million, of which $6.1 million was current. The balances as of December 31, and June 30, 2020 include the Company’s resolution of an environmental indemnity claim against the seller of a prior acquisition for which receivables are also recorded in other current and long-term assets. These accruals represent anticipated costs associated with potential remedial requirements and are generally not discounted.
The accruals we have established for potential environmental liabilities represent our best current estimate of the costs of addressing all identified environmental situations, based on our review of currently available evidence, and taking into consideration our prior experience in remediation and that of other companies, as well as public information released by the United States Environmental Protection Agency (USEPA), other governmental agencies and by the Potentially Responsible Party (PRP) groups in which we are participating. Although our accruals currently appear to be sufficient to cover these potential environmental liabilities, there are uncertainties associated with environmental liabilities, and we can give no assurance that our estimate of any environmental liability will not increase or decrease in the future. The accrued liabilities for all environmental concerns could change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs and the involvement of and direction taken by the government on these matters.
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

12.INCOME TAXES
The effective income tax rates for the three months ended December 31, 2020 and 2019 were 39.0 percent (benefit on income) and 87.9 percent (benefit on a loss), respectively. The year-over-year change is primarily due to the effects of changes in projected pretax income in both periods, lower projected pre-tax income in the current year and geographical mix. The prior year rate included a discrete $14.5 million benefit for the one-time effect of Swiss tax reform and the effects from the impairment of Widia goodwill.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effective income tax rates for the six months ended December 31, 2020 and 2019 were 93.3 percent (benefit on a loss) and 102.9 percent (benefit on a loss), respectively. The year-over-year change is primarily due to the effects of lower projected pre-tax income in the current period and geographical mix. The prior year rate included a discrete $14.5 million benefit for the one-time effect of Swiss tax reform and the effects from the impairment of Widia goodwill.
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
The transitional provisions of Swiss tax reform allow companies to utilize a combination of lower tax rates and tax basis adjustments to fair value, which are used for tax depreciation and amortization purposes resulting in deductions over the transitional period. To reflect the federal and cantonal transitional provisions, as they apply to us, we recorded a deferred tax asset of $14.5 million during the three months ended December 31, 2019. We consider the deferred tax asset from Swiss tax reform to be an estimate based on our current interpretation of the legislation, which is subject to change based on further legislative guidance, review with the Swiss federal and cantonal authorities and modifications to the underlying valuation. We expect such reviews with the relevant tax authorities will be finalized during the current fiscal year. There have been no material changes to the recorded deferred tax asset since inception.

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
During the three months ended December 31, 2019 and the six months ended December 31, 2020, the effect of unexercised capital stock options, unvested performance awards and unvested restricted stock units was anti-dilutive as a result of a net loss in the period and therefore has been excluded from diluted shares outstanding as well as from the diluted earnings per share calculation.
The following table provides the computation of diluted shares outstanding for the three months ended December 31, 2020 and the six months ended December 31, 2019:

(in thousands)	Three Months Ended December 31, 2020	Six Months Ended December 31, 2019
Weighted-average shares outstanding during period	83,582	82,979
Add: Unexercised stock options and unvested restricted stock units	615	639
Number of shares on which diluted earnings per share is calculated	84,197	83,618
Unexercised stock options with an exercise price greater than the average market price and restricted stock units not included in the computation because they were anti-dilutive	386	641

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the three months ending December 31, 2020 and 2019 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of September 30, 2020	$104,064	$540,374	$966,596	$(385,648)	$40,996	$1,266,382
Net income	—	—	19,388	—	862	20,250
Other comprehensive income	—	—	—	43,417	1,357	44,774
Dividend reinvestment	2	48	—	—	—	50
Capital stock issued under employee benefit and stock plans(2)	266	7,691	—	—	—	7,957
Purchase of capital stock	(2)	(48)	—	—	—	(50)
Cash dividends ($0.20 per share)	—	—	(16,683)	—	—	(16,683)
Cash dividends to non-controlling interests	—	—	—	—	(1,361)	(1,361)
Other	—	(311)	—	—	(1,319)	(1,630)
Total equity, December 31, 2020	$104,330	$547,754	$969,301	$(342,231)	$40,535	$1,319,689

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of September 30, 2019	$103,542	$530,695	$1,066,763	$(402,434)	$39,084	$1,337,650
Net loss	—	—	(5,939)	—	(290)	(6,229)
Other comprehensive income	—	—	—	24,215	538	24,753
Dividend reinvestment	2	50	—	—	—	52
Capital stock issued under employee benefit and stock plans(2)	76	5,827	—	—	—	5,903
Purchase of capital stock	(2)	(50)	—	—	—	(52)
Additions to noncontrolling interest	—	—	—	—	1,527	1,527
Cash dividends ($0.20 per share)	—	—	(16,577)	—	—	(16,577)
Total equity, December 31, 2019	$103,618	$536,522	$1,044,247	$(378,219)	$40,859	$1,347,027
(2) Net of restricted stock units delivered upon vesting to satisfy tax withholding requirements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the six months ending December 31, 2020 and 2019 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2020	$103,654		$538,575	$1,004,898	$(417,242)	$38,903	$1,268,788
Net (loss) income	—		—	(2,287)	—	1,677	(610)
Other comprehensive income	—		—	—	75,011	2,635	77,646
Dividend reinvestment	4	—	97	—	—	—	101
Capital stock issued under employee benefit and stock plans(2)	676		9,490	—	—	—	10,166
Purchase of capital stock	(4)		(97)	—	—	—	(101)
Cash dividends ($0.40 per share)	—		—	(33,310)	—	—	(33,310)
Cash dividends to non-controlling interests	—		—	—	—	(1,361)	(1,361)
Other	—		(311)	—	—	(1,319)	(1,630)
Total equity, December 31, 2020	$104,330		$547,754	$969,301	$(342,231)	$40,535	$1,319,689

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2019	$103,026	$528,827	$1,076,862	$(373,543)	$39,532	$1,374,704
Net income	—	—	528	—	653	1,181
Other comprehensive loss	—	—	—	(4,676)	(853)	(5,529)
Dividend reinvestment	4	102	—	—	—	106
Capital stock issued under employee benefit and stock plans(2)	592	7,695	—	—	—	8,287
Purchase of capital stock	(4)	(102)	—	—	—	(106)
Additions to noncontrolling interest	—	—	—	—	1,527	1,527
Cash dividends ($0.40 per share)	—	—	(33,143)	—	—	(33,143)
Total equity, December 31, 2019	$103,618	$536,522	$1,044,247	$(378,219)	$40,859	$1,347,027
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of, and changes in, accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the six months ended December 31, 2020:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2020	$(232,634)	$(181,027)	$(3,581)	$(417,242)
Other comprehensive (loss) income before reclassifications	(7,521)	71,912	4,501	68,892
Amounts reclassified from AOCL	5,179	—	940	6,119
Net current period other comprehensive (loss) income	(2,342)	71,912	5,441	75,011
AOCL, December 31, 2020	$(234,976)	$(109,115)	$1,860	$(342,231)

Attributable to noncontrolling interests:
Balance, June 30, 2020	$—	$(5,909)	$—	$(5,909)
Other comprehensive income before reclassifications	—	2,635	—	2,635
Net current period other comprehensive income	—	2,635	—	2,635
AOCL, December 31, 2020	$—	$(3,274)	$—	$(3,274)

The components of, and changes in, AOCL were as follows, net of tax, for the six months ended December 31, 2019:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2019	$(222,270)	$(147,595)	$(3,678)	$(373,543)
Other comprehensive (loss) income before reclassifications	(449)	(8,821)	856	(8,414)
Amounts reclassified from AOCL	3,950	—	(212)	3,738
Net current period other comprehensive income (loss)	3,501	(8,821)	644	(4,676)
AOCL, December 31, 2019	$(218,769)	$(156,416)	$(3,034)	$(378,219)

Attributable to noncontrolling interests:
Balance, June 30, 2019	$—	$(3,450)	$—	$(3,450)
Other comprehensive loss before reclassifications	—	(853)	—	(853)
Net current period other comprehensive loss	—	(853)	—	(853)
AOCL, December 31, 2019	$—	$(4,303)	$—	$(4,303)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications out of AOCL for the three and six months ended December 31, 2020 and 2019 consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2020	2019	2020	2019	Affected line item in the Income Statement
Losses and (gains) on cash flow hedges:
Forward starting interest rate swaps	$635	$611	$1,269	$1,222	Interest expense
Currency exchange contracts	(1)	(1,132)	(24)	(1,503)	Cost of goods sold and other income, net
Total before tax	634	(521)	1,245	(281)
Tax impact	(155)	128	(305)	69	Benefit from income taxes
Net of tax	$479	$(393)	$940	$(212)

Pension and other postretirement benefits:
Amortization of transition obligations	$23	$22	$45	$44	Other income, net
Amortization of prior service credit	(61)	(56)	(121)	(113)	Other income, net
Recognition of actuarial losses	3,463	2,649	6,912	5,308	Other income, net
Total before tax	3,425	2,615	6,836	5,239
Tax impact	(811)	(625)	(1,657)	(1,289)	Benefit from income taxes
Net of tax	$2,614	$1,990	$5,179	$3,950

The amount of income tax allocated to each component of other comprehensive income (loss) for the three months ended December 31, 2020 and 2019 were as follows:

		2020			2019
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	$4,359	$(1,068)	$3,291	$611	$(150)	$461
Reclassification of unrealized loss (gain) on derivatives designated and qualified as cash flow hedges	634	(155)	479	(521)	128	(393)
Unrecognized net pension and other postretirement benefit loss	(5,272)	1,061	(4,211)	(3,887)	831	(3,056)
Reclassification of net pension and other postretirement benefit loss	3,425	(811)	2,614	2,615	(625)	1,990
Foreign currency translation adjustments	41,671	930	42,601	25,871	(120)	25,751
Other comprehensive income	$44,817	$(43)	$44,774	$24,689	$64	$24,753

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amount of income tax allocated to each component of other comprehensive income (loss) for the six months ended December 31, 2020 and 2019 were as follows:

		2020			2019
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	$5,962	$(1,461)	$4,501	$1,134	$(278)	$856
Reclassification of unrealized loss (gain) on derivatives designated and qualified as cash flow hedges	1,245	(305)	940	(281)	69	(212)
Unrecognized net pension and other postretirement benefit loss	(9,654)	2,133	(7,521)	(418)	(31)	(449)
Reclassification of net pension and other postretirement benefit loss	6,836	(1,657)	5,179	5,239	(1,289)	3,950
Foreign currency translation adjustments	73,777	770	74,547	(9,707)	33	(9,674)
Other comprehensive income (loss)	$78,166	$(520)	$77,646	$(4,033)	$(1,496)	$(5,529)

16.GOODWILL AND OTHER INTANGIBLE ASSETS
Fiscal 2020 Impairment Charge
In the December quarter of fiscal 2020, the Company experienced deteriorating market conditions, primarily in general engineering and transportation applications in India and China, in addition to overall global weakness in the manufacturing sector. In view of these declining conditions and the significant detrimental effect on cash flows and actual and projected revenue and earnings compared with the prior annual impairment test, we determined that an impairment triggering event had occurred and performed an interim quantitative impairment test of our goodwill, indefinite-lived trademark intangible asset and other long-lived assets of our former Widia reporting unit. We evaluated the recoverability of goodwill for the reporting unit by comparing its carrying value with the fair values determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. As a result of this test, we recorded a non-cash pre-tax impairment charge during the three months ended December 31, 2019 of $14.6 million in the former Widia segment, which is now part of the Metal Cutting segment as of July 1, 2020, of which $13.1 million was for goodwill and $1.5 million was for an indefinite-lived trademark intangible asset. These impairment charges are recorded in restructuring and asset impairment charges in our condensed consolidated statements of income.

Divestiture Impact on Other Intangible Assets
During the three months ended December 31, 2019, we completed the sale of certain assets of the non-core specialty alloys and metals business within the Infrastructure segment, see Note 3. As a result of this transaction, other intangibles decreased by $12.5 million in our Infrastructure segment. This decrease was recorded in the loss on divestiture account in our condensed consolidated statements of income.

A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such carrying amounts, is as follows:

(in thousands)	Metal Cutting	Infrastructure	Total
Gross goodwill	$448,241	$633,211	$1,081,452
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2020	$270,580	$—	$270,580

Activity for the six months ended December 31, 2020:
Change in gross goodwill due to translation	10,867	—	10,867

Gross goodwill	459,108	633,211	1,092,319
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of December 31, 2020	$281,447	$—	$281,447

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	December 31, 2020		June 30, 2020
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology-based and other	4 to 20	$33,881	$(24,235)	$32,713	$(22,612)
Customer-related	10 to 21	183,624	(94,174)	181,408	(88,112)
Unpatented technology	10 to 30	31,906	(19,305)	31,586	(17,890)
Trademarks	5 to 20	13,332	(9,583)	13,087	(8,772)
Trademarks	Indefinite	12,215	—	11,160	—
Total		$274,958	$(147,297)	$269,954	$(137,386)

17.SEGMENT DATA
Effective July 1, 2020, as a result of a change in commercial strategy, organizational structure, and the way performance is assessed and resources are allocated, the Industrial and Widia businesses were combined to form one Metal Cutting business. The Infrastructure business remained unchanged. Therefore, we currently operate in two reportable segments consisting of Metal Cutting and Infrastructure. Our reportable operating segments have been determined in accordance with our internal management structure, which is organized based on operating activities, the manner in which we organize segments for allocating resources, making operating decisions and assessing performance and the availability of separate financial results. We do not allocate certain corporate expenses related to executive retirement plans, our Board of Directors, strategic initiatives, and certain other costs and report them in Corporate, and our reportable operating segments do not represent the aggregation of two or more operating segments.
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our sales and operating income (loss) by segment are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2020	2019	2020	2019
Sales:
Metal Cutting	$282,917	$323,579	$530,793	$647,664
Infrastructure	157,590	181,501	310,019	375,504
Total sales	$440,507	$505,080	$840,812	$1,023,168
Operating income (loss):
Metal Cutting	$13,693	$(35,177)	$(9,933)	$(15,870)
Infrastructure	6,265	(11,570)	13,533	(14,260)
Corporate	(924)	(891)	(1,743)	(1,131)
Total operating income (loss)	19,034	(47,638)	1,857	(31,261)
Interest expense	8,317	8,055	18,896	15,936
Other income, net	(3,857)	(4,211)	(7,875)	(6,891)
Income (loss) from continuing operations before income taxes	$14,574	$(51,482)	$(9,164)	$(40,306)
The following table presents Kennametal's revenue disaggregated by geography:

	Three Months Ended
	December 31, 2020			December 31, 2019
(in thousands)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	38%	56%	44%	42%	61%	48%
EMEA	38	18	31	37	17	30
Asia Pacific	24	26	25	21	22	22

	Six Months Ended
	December 31, 2020			December 31, 2019
(in thousands)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	38%	55%	44%	42%	62%	49%
EMEA	38	20	31	37	18	30
Asia Pacific	24	25	25	21	20	21
The following tables presents Kennametal's revenue disaggregated by end market:

	Three Months Ended December 31, 2020
(in thousands)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	53%	36%	47%
Transportation	31	—	20
Aerospace	8	—	5
Energy	8	25	14
Earthworks	—	39	14

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended December 31, 2019
(in thousands)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	52%	34%	46%
Transportation	28	—	18
Aerospace	12	—	8
Energy	8	29	15
Earthworks	—	37	13

	Six Months Ended December 31, 2020
(in thousands)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	54%	35%	47%
Transportation	30	—	19
Aerospace	8	—	5
Energy	8	25	14
Earthworks	—	40	15

	Six Months Ended December 31, 2019
(in thousands)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	52%	34%	45%
Transportation	28	—	18
Aerospace	12	—	8
Energy	8	29	15
Earthworks	—	37	14

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
Our sales of $440.5 million for the quarter ended December 31, 2020 decreased 13 percent year-over-year, reflecting 14 percent organic sales decline and a 1 percent decline from divestiture, partially offset by a 1 percent favorable currency exchange effect and a favorable impact of 1 percent from more business days. However, sales improved sequentially this quarter by approximately 10 percent, which outpaced the typical seasonal trend.
Operating income was $19.0 million compared to operating loss of $47.6 million in the prior year quarter. The year-over-year change of $66.7 million was due primarily to lower restructuring and related charges of $46.7 million, lower raw material costs of approximately $29 million, approximately $23 million of incremental simplification/modernization benefits, cost-control measures and no goodwill and other intangible asset impairment charges or losses on divestiture in the current year quarter, partially offset by organic sales decline and unfavorable labor and fixed cost absorption due to lower volumes. Operating margin was a positive 4.3 percent compared to a negative 9.4 percent in the prior year quarter. The Metal Cutting and Infrastructure segments had operating margins of 4.8 percent and 4.0 percent, respectively, for the quarter ended December 31, 2020.
The Coronavirus Disease 2019 (COVID-19) emerged in China at the end of calendar year 2019 bringing significant uncertainty in our end markets and operations. National, regional and local governments have taken steps to limit the spread of the virus through stay-at-home, social distancing, and various other orders and guidelines. The imposition of these measures has created significant operating constraints on our business. Recognizing the potential for COVID-19 to significantly disrupt operations, we began to deploy safety protocols and processes globally during the March quarter of fiscal 2020 to keep our employees safe while continuing to serve our customers. In fiscal 2020 and through the first half of fiscal 2021, we did not experience a material disruption in our supply chain. We expect COVID-19 will continue to have a negative effect on customer demand in fiscal 2021 as a result of the disruption and uncertainty it is causing most acutely in the energy, aerospace and transportation end markets. The extent to which the COVID-19 pandemic may continue to affect our business, operating results, financial condition, or liquidity in the future will depend on future developments, including the duration of the outbreak, travel restrictions, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease.
In connection with the Company's simplification/modernization initiative, we remain on track for $180 million of expected simplification/modernization savings by the end of fiscal 2021. FY21 Restructuring Actions are expected to deliver annualized savings of $65 million to $75 million, and the expected pre-tax charges are $90 million to $100 million. We recorded $4.2 million of pre-tax restructuring and related charges in the quarter, and total incremental benefits related to simplification/modernization initiatives were approximately $23 million in the current quarter, which includes incremental restructuring savings of approximately $17 million. The Company achieved annualized total savings inception to date from our simplification/modernization initiatives of $145 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Current quarter earnings per diluted share (EPS) of $0.23 was unfavorably affected by restructuring and related charges of $0.04 per share, partially offset by differences in annual projected tax rates of $0.11 per share. The loss per diluted share (LPS) of $0.07 in the prior year quarter included restructuring and related charges of $0.55 per share, goodwill and other intangible asset impairment charges of $0.16 per share and loss on divestiture of $0.06 per share, partially offset by a discrete benefit from Swiss tax reform of $0.18 per share and differences in annual projected tax rates of $0.35 per share. The prior year quarter per share amounts have been recast to separately present the effect of the differences in projected annual tax rates during the period.
We generated net cash flows from operating activities of $67.4 million during the six months ended December 31, 2020 compared to $87.1 million during the prior year quarter. Capital expenditures were $68.6 million and $147.5 million during the six months ended December 31, 2020 and 2019, respectively, with the decrease primarily related to lower capital spending on our simplification/modernization initiative.

RESULTS OF CONTINUING OPERATIONS

SALES
Sales for the three months ended December 31, 2020 were $440.5 million, a decrease of $64.6 million, or 13 percent, from $505.1 million in the prior year quarter. The decrease in sales was driven by a 14 percent organic sales decline and a 1 percent decline from divestiture, partially offset by a 1 percent favorable currency exchange impact and a favorable business day effect of 1 percent.
Sales for the six months ended December 31, 2020 were $840.8 million, a decrease of $182.4 million, or 18 percent, from $1,023.2 million in the prior year period. The decrease in sales was driven by a 17 percent organic sales decline and a 1 percent decline from divestiture.

	Three Months Ended December 31, 2020		Six Months Ended December 31, 2020
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales decline:
Aerospace	(42)%	(43)%	(44)%	(44)%
Energy	(20)	(22)	(23)	(24)
General engineering	(10)	(10)	(16)	(15)
Earthworks	(9)	(10)	(11)	(11)
Transportation	(3)	(4)	(13)	(13)
Regional sales decline:
Americas	(21)%	(19)%	(26)%	(24)%
Europe, the Middle East and Africa (EMEA)	(9)	(12)	(14)	(16)
Asia Pacific	—	(3)	(4)	(4)

GROSS PROFIT
Gross profit for the three months ended December 31, 2020 was $121.5 million, a decrease of $10.5 million from $132.0 million in the prior year quarter. The decrease was primarily due to an organic sales decline and unfavorable labor and fixed cost absorption due to lower volumes, partially offset by lower raw material costs and incremental simplification/modernization benefits. Gross profit margin for the three months ended December 31, 2020 was 27.6 percent, as compared to 26.1 percent in the prior year quarter.
Gross profit for the six months ended December 31, 2020 was $226.6 million, a decrease of $44.4 million from $271.0 million in the prior year period. The decrease was primarily due to an organic sales decline and unfavorable labor and fixed cost absorption due to lower volumes, partially offset by lower raw material costs and incremental simplification/modernization benefits. Gross profit margin for the six months ended December 31, 2020 was 27.0 percent, as compared to 26.5 percent in the prior year period.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSE
Operating expense for the three months ended December 31, 2020 was $97.8 million compared to $107.5 million for the three months ended December 31, 2019. Operating expense for the six months ended December 31, 2020 was $191.1 million compared to $221.7 million for the six months ended December 31, 2019. Both decreases were primarily due to incremental simplification/modernization benefits and cost control measures.
We invested further in technology and innovation during the current quarter to continue delivering high quality products to our customers. Research and development expenses included in operating expense totaled $9.3 million and $10.1 million for the three months ended December 31, 2020 and 2019, respectively, and $18.1 million and $20.5 million for the six months ended December 31, 2020 and 2019, respectively.

RESTRUCTURING AND RELATED CHARGES AND ASSET IMPAIRMENT CHARGES
FY20 Restructuring Actions
In the June quarter of fiscal 2019, we implemented, and in fiscal 2020 substantially completed, the FY20 Restructuring Actions associated with our simplification/modernization initiative to reduce structural costs, improve operational efficiency and position us for long-term profitable growth. Total restructuring and related charges since inception of $54.8 million were recorded for this program through December 31, 2020, consisting of: $46.5 million in Metal Cutting and $8.3 million in Infrastructure. Inception to date, we have achieved annualized savings of approximately $35 million related to the FY20 Restructuring Actions.
FY21 Restructuring Actions
In the September quarter of fiscal 2020, we announced the initiation of restructuring actions in Germany associated with our simplification/modernization initiative, which are expected to reduce structural costs. Subsequently, we also announced the acceleration of our structural cost reduction plans including the closing of the Johnson City, Tennessee facility. Estimated annualized benefits of the FY21 Restructuring Actions are $65 million to $75 million and the expected pre-tax charges are $90 million to $100 million. Total restructuring and related charges since inception of $74.7 million were recorded for this program through December 31, 2020, consisting of: $68.5 million in Metal Cutting and $6.2 million in Infrastructure. The majority of the remaining charges related to the FY21 Restructuring Actions are expected to be in the Metal Cutting segment. Inception to date, we have achieved annualized savings of approximately $48 million related to the FY21 Restructuring Actions.
Restructuring and Related Charges Recorded
We recorded restructuring and related charges of $4.2 million, of which $3.5 million was in Metal Cutting and $0.7 million was in Infrastructure, and $51.3 million for the three months ended December 31, 2020 and 2019, respectively. Of these amounts, restructuring charges totaled $1.8 million, of which $0.4 million is included in cost of goods sold, for the three months ended December 31, 2020 and $48.0 million, of which $0.3 million was included in cost of goods sold, for the three months ended December 31, 2019. Restructuring-related charges of $2.4 million and $3.3 million were recorded in cost of goods sold for the three months ended December 31, 2020 and 2019, respectively.

We recorded restructuring and related charges of $32.9 million, of which $29.5 million was in Metal Cutting and $3.3 million was in Infrastructure, and $59.3 million for the six months ended December 31, 2020 and 2019, respectively. Of these amounts, restructuring charges totaled $27.4 million, of which $0.4 million is included in cost of goods sold, for the six months ended December 31, 2020 and $52.7 million, of which $0.3 million was included in cost of goods sold, for the six months ended December 31, 2019. Restructuring-related charges of $5.5 million and $6.6 million were recorded in cost of goods sold for the six months ended December 31, 2020 and 2019, respectively.

Goodwill and Other Intangible Asset Impairment Charges
We recorded non-cash pre-tax intangible asset impairment charges of $14.6 million during the three months ended December 31, 2019. See Note 16 to our condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

INTEREST EXPENSE
Interest expense for the three months ended December 31, 2020 increased to $8.3 million compared to $8.1 million for the three months ended December 30, 2019. Interest expense for the six months ended December 31, 2020 increased to $18.9 million compared to $15.9 million for the six months ended December 31, 2019. Both increases were primarily due to the increase in borrowings under the Credit Agreement in the current periods.
OTHER INCOME, NET
Other income for the three months ended December 31, 2020 decreased to $3.9 million from $4.2 million during the three months ended December 31, 2019. Other income for the six months ended December 31, 2020 increased to $7.9 million from $6.9 million during the six months ended December 31, 2019.
PROVISION FOR INCOME TAXES
The effective income tax rates for the three months ended December 31, 2020 and 2019 were 39.0 percent (benefit on income) and 87.9 percent (benefit on a loss), respectively. The year-over-year change is primarily due to the effects of changes in projected pretax income in both periods, lower projected pre-tax income in the current year and geographical mix. The prior year rate included a discrete $14.5 million benefit for the one-time effect of Swiss tax reform and the effects from the impairment of goodwill.
The effective income tax rates for the six months ended December 31, 2020 and 2019 were 93.3 percent (benefit on a loss) and 102.9 percent (benefit on a loss), respectively. The year-over-year change is primarily due to the effects of lower projected pre-tax income in the current period and geographical mix. The prior year rate included a discrete $14.5 million benefit for the one-time effect of Swiss tax reform and the effects from the impairment of goodwill.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our sales and operating income (loss) by segment are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2020	2019	2020	2019
Sales:
Metal Cutting	$282,917	$323,579	$530,793	$647,664
Infrastructure	157,590	181,501	310,019	375,504
Total sales	$440,507	$505,080	$840,812	$1,023,168
Operating income (loss):
Metal Cutting	$13,693	$(35,177)	$(9,933)	$(15,870)
Infrastructure	6,265	(11,570)	13,533	(14,260)
Corporate	(924)	(891)	(1,743)	(1,131)
Total operating income (loss)	19,034	(47,638)	1,857	(31,261)
Interest expense	8,317	8,055	18,896	15,936
Other income, net	(3,857)	(4,211)	(7,875)	(6,891)
Income (loss) before income taxes	$14,574	$(51,482)	$(9,164)	$(40,306)
METAL CUTTING

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except operating margin)	2020	2019	2020	2019
Sales	$282,917	$323,579	$530,793	$647,664
Operating income (loss)	13,693	(35,177)	(9,933)	(15,870)
Operating margin	4.8%	(10.9)%	(1.9)%	(2.5)%

	Three Months Ended December 31, 2020	Six Months Ended December 31, 2020
(in percentages)
Organic sales decline	(14)%	(18)%
Foreign currency exchange impact(1)	1	—
Sales decline	(13)%	(18)%

	Three Months Ended December 31, 2020		Six Months Ended December 31, 2020
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales decline:
Aerospace	(42)%	(43)%	(44)%	(44)%
Energy	(16)	(18)	(16)	(17)
General engineering	(11)	(12)	(15)	(16)
Transportation	(3)	(4)	(13)	(13)
Regional sales decline:
Americas	(21)%	(20)%	(26)%	(24)%
EMEA	(9)	(12)	(16)	(18)
Asia Pacific	(3)	(6)	(7)	(7)

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended December 31, 2020, Metal Cutting sales decreased 13 percent from the prior year quarter due to the effects of COVID-19 on global manufacturing activity. Aerospace end market sales declined in all regions due to a significant reduction in airplane manufacturing. Transportation end market sales declined in all regions except for the Americas, which had slight growth in the quarter. Sales in our general engineering end market declined in all regions except for Asia Pacific, which had slight growth in the quarter. The general engineering end market continued to be impacted by lower manufacturing activity related to the COVID-19 pandemic. Energy sales decreased primarily due to a decline in oil and gas drilling in the Americas, partially offset by continued strength in wind power generation in China. On a regional basis, the sales decrease in the Americas was driven by declines in the general engineering, aerospace and energy end markets, partially offset by an increase in sales in the transportation end market, while the sales decrease in EMEA was driven by declines in all four end markets. The sales decrease in Asia Pacific was primarily driven by declines in the transportation and aerospace end markets, offset by increases in sales in both the general engineering and energy end markets.
For the three months ended December 31, 2020, Metal Cutting operating income was $13.7 million compared to operating loss of $35.2 million in the prior year quarter. The year-over-year change was driven primarily by lower restructuring and related charges of $45.7 million, approximately $15 million of incremental simplification/modernization benefits, lower raw material costs of $7 million, cost-control measures and no goodwill and other intangible asset impairment charges in the current year quarter, partially offset by organic sales decline and unfavorable labor and fixed cost absorption due to lower volumes.
For the six months ended December 31, 2020, Metal Cutting sales decreased 18 percent from the prior year period due to the effects of COVID-19 on global manufacturing activity. Aerospace end market sales declined in all regions due to a significant reduction in airplane manufacturing. Transportation end market sales declined in all regions due to continued weakness in auto build rates caused by a slowdown in auto sales. Sales in our general engineering end market declined in all regions as a result of continued lower manufacturing activity related to the COVID-19 pandemic. Energy sales decreased primarily due to a decline in oil and gas drilling in the Americas, partially offset by continued strength in wind power generation in China. On a regional basis, the sales decrease in the Americas was driven by declines in all four end markets, while the sales decrease in EMEA was primarily driven by declines in the general engineering, aerospace and transportation end markets, in addition to a slight decline in the energy end market. The sales decrease in Asia Pacific was primarily driven by declines in the transportation end market, in addition to declines in the aerospace and general engineering end markets, offset by an increase in sales in the energy end market.
For the six months ended December 31, 2020, Metal Cutting operating loss was $9.9 million compared to $15.9 million in the prior year period. The year-over-year change was driven primarily by lower raw material costs, incremental simplification/modernization benefits, cost-control measures, lower restructuring and related charges of $26.0 million and no goodwill and other intangible asset impairment charges in the current period, partially offset by organic sales decline and unfavorable labor and fixed cost absorption due to lower volumes.

INFRASTRUCTURE

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2020	2019	2020	2019
Sales	$157,590	$181,501	$310,019	$375,504
Operating income (loss)	6,265	(11,570)	13,533	(14,260)
Operating margin	4.0%	(6.4)%	4.4%	(3.8)%

	Three Months Ended December 31, 2020	Six Months Ended December 31, 2020
(in percentages)
Organic sales decline	(14)%	(15)%
Foreign currency exchange impact(1)	1	—
Business days impact(2)	1	—
Divestiture impact(3)	(1)	(2)
Sales decline	(13)%	(17)%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three Months Ended December 31, 2020		Six Months Ended December 31, 2020
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales decline:
Energy	(23)%	(24)%	(27)%	(28)%
Earthworks	(9)	(10)	(11)	(11)
General engineering	(9)	(7)	(16)	(11)
Regional sales (decline) growth:
Americas	(21)%	(18)%	(26)%	(23)%
EMEA	(10)	(12)	(10)	(10)
Asia Pacific	5	1	3	1
For the three months ended December 31, 2020, Infrastructure sales decreased by 13 percent from the prior year quarter. The U.S. oil and gas market drove year-over-year decline in the energy market with U.S. land rig counts down approximately 63 percent compared to the prior year quarter. Earthworks end market sales were down year-over-year due to softness in mining in the Americas and Asia Pacific and construction in the Americas. The sales decline in general engineering was driven by economic decline and effects of the COVID-19 pandemic in the Americas and EMEA. On a regional basis, the sales decrease in the Americas was primarily driven by declines in the energy end market, and to a lesser extent, declines in the earthworks and general engineering end markets. The sales decrease in EMEA was driven by a decline in general engineering. The increase in Asia Pacific was driven primarily by the general engineering end market, partially offset by a decline in the earthworks end market.
For the three months ended December 31, 2020, Infrastructure operating income was $6.3 million compared to operating loss of $11.6 million in the prior year quarter. The year-over-year change was driven primarily by lower raw material costs of $22 million, approximately $5 million of simplification/modernization benefits, cost-control measures and no loss on divestiture in the current year quarter, partially offset by organic sales decline and unfavorable labor and fixed cost absorption due to lower volumes.
For the six months ended December 31, 2020, Infrastructure sales decreased by 17 percent from the prior year period. The U.S. oil and gas market drove year-over-year decline in the energy market with U.S. land rig counts down approximately 68 percent compared to the prior year period. The sales decline in general engineering was driven by economic decline and impact from the COVID-19 pandemic in the Americas and EMEA. Earthworks end market sales were down year-over-year due to softness in mining in the Americas, and to a lesser extent, Asia Pacific and EMEA. On a regional basis, the sales decrease in the Americas was primarily driven by declines in the energy end market, and to a lesser extent, declines in the general engineering and earthworks end markets, while in EMEA, the sales decrease was driven primarily by a decline in general engineering. The increase in sales in Asia Pacific was driven primarily by growth in both the general engineering and energy end markets, partially offset by a decline in the earthworks end market.
For the six months ended December 31, 2020, Infrastructure operating income was $13.5 million compared to operating loss of $14.3 million in the prior year period. The year-over-year change was driven primarily by lower raw material costs, simplification/modernization benefits, cost-control measures and no loss on divestiture in the current year period, partially offset by organic sales decline and unfavorable labor and fixed cost absorption due to lower volumes.
CORPORATE

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2020	2019	2020	2019
Corporate expense	$(924)	$(891)	$(1,743)	$(1,131)
For the three and six months ended December 31, 2020, Corporate expense remained consistent with the prior quarter and increased by $0.6 million from the prior year period, respectively.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations is the primary source of funding for our capital expenditures. For the six months ended December 31, 2020, cash flow provided by operating activities was $67.4 million, primarily due to the net inflow from cash earnings.
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
As of December 31, 2020, we were in compliance with all covenants of the Credit Agreement and we had $24.5 million of borrowings outstanding and $675.5 million of additional availability. There were $500.0 million of borrowings outstanding as of June 30, 2020.
The Company continues to assess the expected conditions in its primary end markets, including the effects of COVID-19 on the Company’s business, financial condition, operating results and cash flows. Because the extent and duration of the COVID-19 pandemic are uncertain, the effects of the pandemic could materially affect our availability to borrow under the Credit Agreement and our compliance with the maximum leverage ratio covenant of the Credit Agreement. To offset some of the uncertainty related to COVID-19, we obtained an Amendment to the Credit Agreement during the first quarter of fiscal 2021, as described above. We expect to access the capital markets to refinance the $300 million 3.875 percent Senior Unsecured Notes due February 2022 during the current fiscal year. In the event that a refinancing does not occur before the February 2022 maturity date, management believes that the Company will have the ability to repay the February 2022 Notes with projected cash on hand and availability under the Credit Agreement. However, the Company can provide no assurance of this due in part, but not limited to, the uncertainty surrounding the COVID-19 pandemic. If over the course of the next year, market conditions do not improve or further deteriorate, the Company may need to take one or a combination of the following additional actions to ensure the Company has adequate access to liquidity and remains in compliance with the maximum leverage ratio covenant of the Credit Agreement, both of which are within the Company’s control: implement additional short-term cost-control actions and undertake new restructuring programs. We have concluded that we will remain in compliance with the covenants of the Credit Agreement and, as a result, will have adequate access to liquidity to satisfy our obligations within one year after the date the financial statements are issued.
For the six months ended December 31, 2020, average daily borrowings outstanding under the Credit Agreement were approximately $237.5 million. We had $24.5 million and $500.0 million of borrowings outstanding under the Credit Agreement as of December 31, 2020 and June 30, 2020, respectively.
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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In 2012, we received an assessment from the Italian tax authority that denied certain tax deductions primarily related to our 2008 tax return. Attempts at negotiating a reasonable settlement with the tax authority were unsuccessful; and as a result, we decided to litigate the matter. While the outcome of the litigation is still pending, the authority has served notice requiring payment in the amount of €36 million. Accordingly, we requested and were granted a stay and are not currently required to make a payment in connection with this assessment. We continue to believe that the assessment is baseless and accordingly, no income tax liability has been recorded in connection with this assessment in any period. However, if the Italian tax authority were to be successful in litigation, settlement of the amount alleged by the Italian tax authority would result in an increase to income tax expense by as much as €36 million, or $44 million, including penalties and interest of €21 million, or $26 million. A trial date has not yet been set by the Italian court.
At December 31, 2020, cash and cash equivalents were $103.2 million, Total Kennametal Shareholders' equity was $1,279.2 million and total debt was $628.7 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers. There have been no material changes in our contractual obligations and commitments since June 30, 2020.
We are also closely monitoring the rapidly evolving effects of the COVID-19 pandemic on our business operations, financial results and financial position and on the industries in which we operate.
Cash Flow Provided by Operating Activities
During the six months ended December 31, 2020, cash flow provided by operating activities was $67.4 million, compared to $87.1 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $80.0 million and changes in certain assets and liabilities netting to an outflow of $12.7 million. Contributing to the changes in certain assets and liabilities were a decrease in accrued income taxes of $24.5 million, an increase in accounts receivable of $22.5 million and a decrease in accrued pension and postretirement benefits of $13.4 million. Partially offsetting these cash outflows was a decrease in inventories of $46.7 million.
During the six months ended December 31, 2019, cash flow provided by operating activities consisted of net income and non-cash items amounting to an inflow of $86.8 million and changes in certain assets and liabilities netting to an inflow of $0.3 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts receivable of $64.5 million and a decrease in inventories of $34.3 million. Partially offsetting these cash inflows were changes in accrued income taxes of $53.0 million, a decrease in accounts payable and accrued liabilities of $28.5 million and a decrease in accrued pension and postretirement benefits of $12.1 million.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $67.6 million for the six months ended December 31, 2020, compared to $123.7 million for the prior year period. During the current year period, cash flow used for investing activities primarily included capital expenditures, net of $67.7 million, which consisted primarily of expenses related to our simplification/modernization initiatives and equipment upgrades.
For the six months ended December 31, 2019, cash flow used for investing activities included capital expenditures, net of $146.7 million, which consisted primarily of expenses related to our simplification/modernization initiatives and equipment upgrades, partially offset by proceeds from divestiture of $24.0 million from the sale of certain assets of the non-core specialty alloys and metals business located in New Castle, Pennsylvania.
Cash Flow Used for Financing Activities
Cash flow used for financing activities was $512.0 million for the six months ended December 31, 2020 compared to $38.7 million in the prior year period. During the current year period, cash flow used for financing activities included $475.5 million of a net decrease in the revolving and other lines of credit and $33.3 million of cash dividends paid to Kennametal Shareholders.
For the six months ended December 31, 2019, cash flow used for financing activities included $33.1 million of cash dividends paid to Kennametal Shareholders and $5.6 million of the effect of employee benefit and stock plans and dividend reinvestment.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION
Working capital was $546.0 million at December 31, 2020, an increase of $3.3 million from $542.7 million at June 30, 2020. The increase in working capital was primarily driven by an increase in accounts receivable of $37.2 million and a decrease in accounts payable of $30.5 million, partially offset by a decrease in inventory of $25.2 million. Also offsetting the increase in working capital is the net decrease in cash and cash equivalents and revolving and other lines of credit and notes payable primarily related to paying down outstanding borrowings on the Credit Agreement during the current fiscal year. Currency exchange rate effects increased working capital by a total of approximately $36 million, the impact of which is included in the aforementioned changes.
Property, plant and equipment, net increased $35.2 million from $1,038.3 million at June 30, 2020 to $1,073.5 million at December 31, 2020, primarily due to capital additions of approximately $64.0 million and a positive currency exchange impact of approximately $31 million, partially offset by depreciation expense of $55.5 million and disposals of $4.5 million.
At December 31, 2020, other assets were $592.7 million, an increase of $34.2 million from $558.5 million at June 30, 2020. The primary drivers for the increase was an increase in other assets of $22.4 million primarily due to an increase in pension plan assets and an increase in goodwill of $10.9 million due to favorable currency exchange effects.
Kennametal Shareholders' equity was $1,279.2 million at December 31, 2020, an increase of $49.3 million from $1,229.9 million at June 30, 2020. The increase was primarily due to favorable currency exchange effects of $71.9 million and capital stock issued under employee benefit and stock plans of $10.2 million, partially offset by cash dividends paid to Kennametal Shareholders of $33.3 million and net loss attributable to Kennametal of $2.3 million.

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
Reconciliations of organic sales decline to sales decline are as follows:

Three Months Ended December 31, 2020	Metal Cutting	Infrastructure	Total
Organic sales decline	(14)%	(14)%	(14)%
Foreign currency exchange effect(1)	1	1	1
Business days effect(2)	—	1	1
Divestiture effect(3)	—	(1)	(1)
Sales decline	(13)%	(13)%	(13)%

Six Months Ended December 31, 2020	Metal Cutting	Infrastructure	Total
Organic sales decline	(18)%	(15)%	(17)%
Divestiture effect(3)	—	(2)	(1)
Sales decline	(18)%	(17)%	(18)%
Reconciliations of constant currency end market sales decline to end market sales decline(4) are as follows:

Metal Cutting
Three Months Ended December 31, 2020	General engineering	Transportation	Aerospace	Energy
Constant currency end market sales decline	(12)%	(4)%	(43)%	(18)%
Foreign currency exchange effect(1)	1	1	1	2
End market sales decline(4)	(11)%	(3)%	(42)%	(16)%

Infrastructure
Three Months Ended December 31, 2020	Energy	Earthworks	General engineering
Constant currency end market sales decline	(24)%	(10)%	(7)%
Foreign currency exchange effect(1)	1	1	2
Divestiture effect(3)	—	—	(4)
End market sales decline(4)	(23)%	(9)%	(9)%

Total
Three Months Ended December 31, 2020	General engineering	Transportation	Aerospace	Energy	Earthworks
Constant currency end market sales decline	(10)%	(4)%	(43)%	(22)%	(10)%
Foreign currency exchange effect(1)	1	1	1	2	1
Divestiture effect(3)	(1)	—	—	—	—
End market sales decline(4)	(10)%	(3)%	(42)%	(20)%	(9)%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Metal Cutting
Six Months Ended December 31, 2020	General engineering	Transportation	Aerospace	Energy
Constant currency end market sales decline	(16)%	(13)%	(44)%	(17)%
Foreign currency exchange effect(1)	1	—	—	1
End market sales decline(4)	(15)%	(13)%	(44)%	(16)%

Infrastructure
Six Months Ended December 31, 2020	Energy	Earthworks	General engineering
Constant currency end market sales decline	(28)%	(11)%	(11)%
Foreign currency exchange effect(1)	2	—	1
Divestiture effect(3)	(1)	—	(6)
End market sales decline(4)	(27)%	(11)%	(16)%

Total
Six Months Ended December 31, 2020	General engineering	Transportation	Aerospace	Energy	Earthworks
Constant currency end market sales decline	(15)%	(13)%	(44)%	(24)%	(11)%
Foreign currency exchange effect(1)	1	—	—	2	—
Divestiture effect(3)	(2)	—	—	(1)	—
End market sales decline(4)	(16)%	(13)%	(44)%	(23)%	(11)%
Reconciliations of constant currency regional sales (decline) growth to reported regional sales decline (growth)(5) are as follows:

	Three Months Ended December 31, 2020			Six Months Ended December 31, 2020
	Americas	EMEA	Asia Pacific	Americas	EMEA	Asia Pacific
Metal Cutting
Constant currency regional sales decline	(20)%	(12)%	(6)%	(24)%	(18)%	(7)%
Foreign currency exchange effect(1)	(1)	3	3	(2)	2	—
Regional sales decline(5)	(21)%	(9)%	(3)%	(26)%	(16)%	(7)%

Infrastructure
Constant currency regional sales (decline) growth	(18)%	(12)%	1%	(23)%	(10)%	1%
Foreign currency exchange effect(1)	—	2	4	1	—	2
Divestiture effect(3)	(3)	—	—	(4)	—	—
Regional sales (decline) growth(5)	(21)%	(10)%	5%	(26)%	(10)%	3%

Total
Constant currency regional sales decline	(19)%	(12)%	(3)%	(24)%	(16)%	(4)%
Foreign currency exchange effect(1)	(1)	3	3	—	2	—
Divestiture effect(3)	(1)	—	—	(2)	—	—
Regional sales decline(5)	(21)%	(9)%	—%	(26)%	(14)%	(4)%
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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at December 31, 2020 that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we are party to legal claims and proceedings that arise in the ordinary course of business, which may relate to our operations or assets, including real, tangible or intellectual property. Although certain of these types of actions are currently pending, we do not believe that any individual proceeding is material or that our pending legal proceedings in the aggregate are material to Kennametal. See "Note 11. Environmental Matters" for a discussion of our exposure to certain environmental liabilities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2020	20,807	$29.21	—	10,100,100
November 1 through November 30, 2020	1,377	35.78	—	10,100,100
December 1 through December 31, 2020	6,072	36.28	—	10,100,100
Total	28,256	$31.05	—

(1)During the current period, 1,377 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 26,879 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.
(2)On July 25, 2013, the Company publicly announced an amended repurchase program for up to 17 million shares of its outstanding capital stock outside of the Company's dividend reinvestment program.

UNREGISTERED SALES OF EQUITY SECURITIES
None.

ITEM 6. EXHIBITS

10	Material Contracts
10.1	Form of Kennametal Inc. Restricted Unit Award (three-year cliff vest) (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Filed herewith.
10.2	Form of Kennametal Inc. Restricted Unit Award (two-year cliff vest) (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Filed herewith.
10.3	Form of Kennametal Inc. Cash-Settled Long-Term Incentive Award for China-based employees (two-year cliff vest) (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Filed herewith.
10.4	Form of Kennametal Inc. Restricted Unit Award for Non-Employee Directors (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Filed herewith.
10.5	Form of Kennametal Inc. Restricted Unit Award (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Filed herewith.
10.6	Form of Kennametal Inc. Cash-Settled Long-Term Incentive Award for China-based employees (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification executed by Christopher Rossi, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.
31.2	Certification executed by Damon J. Audia, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.
32	Section 1350 Certifications
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
(4)Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statement of Income for the three and six months ended December 31, 2020 and 2019, (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended December 31, 2020 and 2019, (iii) the Condensed Consolidated Balance Sheet at December 31, 2020 and June 30, 2020, (iv) the Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 2020 and 2019 and (v) Notes to Condensed Consolidated Financial Statements for the three and six months ended December 31, 2020 and 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date:	February 3, 2021	By:	/s/ Patrick S. Watson
Patrick S. Watson Vice President Finance and Corporate Controller