Form 10-Q
period 2021-03-31
KENNAMETAL INC
filed 2021-05-04
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2021
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

As of April 30, 2021 83,598,649 shares of the Registrant’s Capital Stock, par value $1.25 per share, were outstanding.

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share amounts)	2021	2020	2021	2020
Sales	$484,658	$483,084	$1,325,470	$1,506,252
Cost of goods sold	334,483	326,066	948,693	1,078,236
Gross profit	150,175	157,018	376,777	428,016
Operating expense	108,113	98,534	299,211	320,273
Restructuring and asset impairment charges (Note 6)	(822)	17,187	26,145	84,182
Loss on divestiture (Note 3)	—	—	—	6,517
Amortization of intangibles	3,362	3,404	10,043	10,413
Operating income	39,522	37,893	41,378	6,631
Interest expense (Note 10)	20,928	7,897	39,823	23,834
Other income, net	(2,692)	(2,438)	(10,568)	(9,330)
Income (loss) before income taxes	21,286	32,434	12,123	(7,873)
(Benefit) provision from income taxes	(1,699)	30,193	(10,252)	(11,295)
Net income	22,985	2,241	22,375	3,422
Less: Net income (loss) attributable to noncontrolling interests	1,364	(676)	3,042	(23)
Net income attributable to Kennametal	$21,621	$2,917	$19,333	$3,445
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings per share	$0.26	$0.04	$0.23	$0.04
Diluted earnings per share	$0.26	$0.03	$0.23	$0.04
Basic weighted average shares outstanding	83,719	83,106	83,539	83,022
Diluted weighted average shares outstanding	84,588	83,696	84,184	83,589

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Net income	$22,985	$2,241	$22,375	$3,422
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges	4,771	(1,000)	9,272	(144)
Reclassification of unrealized (gain) loss on derivatives designated and qualified as cash flow hedges	(1,148)	518	(210)	306
Unrecognized net pension and other postretirement benefit gain (loss)	2,032	2,573	(5,489)	2,123
Reclassification of net pension and other postretirement benefit loss	2,579	1,966	7,758	5,916
Foreign currency translation adjustments	(25,536)	(38,018)	49,012	(47,691)
Total other comprehensive (loss) income, net of tax	(17,302)	(33,961)	60,343	(39,490)
Total comprehensive income (loss)	5,683	(31,720)	82,718	(36,068)
Less: comprehensive income (loss) attributable to noncontrolling interests	634	(2,659)	4,947	(2,860)
Comprehensive income (loss) attributable to Kennametal Shareholders	$5,049	$(29,061)	$77,771	$(33,208)
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	March 31, 2021	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$114,307	$606,684
Accounts receivable, less allowance for doubtful accounts of $9,653 and $9,430, respectively	303,210	237,983
Inventories (Note 9)	476,164	522,447
Other current assets	73,235	73,698
Total current assets	966,916	1,440,812
Property, plant and equipment:
Land and buildings	399,417	360,256
Machinery and equipment	1,973,528	1,913,967
Less accumulated depreciation	(1,318,956)	(1,235,952)
Property, plant and equipment, net	1,053,989	1,038,271
Other assets:
Goodwill (Note 17)	276,048	270,580
Other intangible assets, less accumulated amortization of $149,320 and $137,386, respectively (Note 17)	123,687	132,568
Operating lease right-of-use assets	52,983	48,035
Deferred income taxes	55,999	46,782
Other	85,358	60,543
Total other assets	594,075	558,508
Total assets	$2,614,980	$3,037,591
LIABILITIES
Current liabilities:
Revolving and other lines of credit and notes payable (Note 11)	18,745	500,368
Current operating lease liabilities	14,768	13,246
Accounts payable	164,481	164,641
Accrued income taxes	9,830	27,938
Accrued expenses	58,265	47,610
Other current liabilities	159,464	144,277
Total current liabilities	425,553	898,080
Long-term debt, less current maturities (Note 10)	591,672	594,083
Operating lease liabilities	38,858	35,372
Deferred income taxes	22,250	21,796
Accrued pension and postretirement benefits	177,931	175,458
Accrued income taxes	9,937	9,584
Other liabilities	31,198	34,430
Total liabilities	1,297,399	1,768,803
Commitments and contingencies
EQUITY (Note 15)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 83,583 and 82,923 shares issued, respectively	104,478	103,654
Additional paid-in capital	556,522	538,575
Retained earnings	974,215	1,004,898
Accumulated other comprehensive loss	(358,803)	(417,242)
Total Kennametal Shareholders’ Equity	1,276,412	1,229,885
Noncontrolling interests	41,169	38,903
Total equity	1,317,581	1,268,788
Total liabilities and equity	$2,614,980	$3,037,591
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Nine Months Ended March 31,
(in thousands)	2021	2020
OPERATING ACTIVITIES
Net income	$22,375	$3,422
Adjustments to reconcile to cash from operations:
Depreciation	83,677	79,078
Amortization	10,043	10,413
Stock-based compensation expense	19,381	14,289
Restructuring and asset impairment charges (Note 6)	2,805	33,792
Deferred income taxes	(14,418)	(23,597)
Loss on divestiture (Note 3)	—	6,517
Debt refinancing charge (Note 10)	9,071	—
Other	4,567	2,748
Changes in certain assets and liabilities:
Accounts receivable	(56,454)	60,616
Inventories	58,109	29,947
Accounts payable and accrued liabilities	28,086	(34,351)
Accrued income taxes	(20,926)	(21,957)
Accrued pension and postretirement benefits	(21,142)	(18,163)
Other	14,023	3,305
Net cash flow provided by operating activities	139,197	146,059
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(94,066)	(206,061)
Disposals of property, plant and equipment	1,216	2,780
Proceeds from divestiture (Note 3)	—	23,950
Other	112	(869)
Net cash flow used for investing activities	(92,738)	(180,200)
FINANCING ACTIVITIES
Net increase (decrease) in notes payable	1,008	(175)
Net (decrease) increase in revolving and other lines of credit	(490,000)	4,500
Term debt borrowings	297,867	—
Term debt repayments	(300,000)	—
Make-whole premium on early extinguishment of debt (Note 10)	(9,639)	—
Settlement of interest rate swap agreement (Note 5)	10,198	—
Purchase of capital stock	(149)	(158)
The effect of employee benefit and stock plans and dividend reinvestment	(150)	(5,747)
Cash dividends paid to Shareholders	(50,016)	(49,725)
Other	(4,581)	(2,698)
Net cash flow used for financing activities	(545,462)	(54,003)
Effect of exchange rate changes on cash and cash equivalents	6,626	(8,641)
CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(492,377)	(96,785)
Cash and cash equivalents, beginning of period	606,684	182,015
Cash and cash equivalents, end of period	$114,307	$85,230
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION

The condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, which include our accounts and those of our majority-owned subsidiaries, should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “2020 Annual Report”). The condensed consolidated balance sheet as of June 30, 2020 was derived from the audited balance sheet included in our 2020 Annual Report. The interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the nine months ended March 31, 2021 and 2020 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2021 is to the fiscal year ending June 30, 2021. When used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “the Company,” “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

2.SUPPLEMENTAL CASH FLOW DISCLOSURES

	Nine Months Ended March 31,
(in thousands)	2021	2020
Cash paid during the period for:
Interest (Note 10)	$36,456	$20,783
Income taxes	28,715	31,523
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	(14,700)	(16,000)
Changes in notes payable related to purchases of property, plant and equipment	7,254	—

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
Level 3: Inputs that are unobservable.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2021, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$171	$—	$171
Total assets at fair value	$—	$171	$—	$171

Liabilities:
Derivatives (1)	$—	$216	$—	$216
Total liabilities at fair value	$—	$216	$—	$216

As of June 30, 2020, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$36	$—	$36
Total assets at fair value	$—	$36	$—	$36

Liabilities:
Derivatives (1)	$—	$2,139	$—	$2,139
Total liabilities at fair value	$—	$2,139	$—	$2,139
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
The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheet are as follows:

(in thousands)	March 31, 2021	June 30, 2020
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$—	$4
Other assets - forward starting interest rate swap contracts	—	20
Other liabilities - forward starting interest rate swap contracts	—	(2,094)
Total derivatives designated as hedging instruments	—	(2,070)
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	171	12
Other current liabilities - currency forward contracts	(216)	(45)
Total derivatives not designated as hedging instruments	(45)	(33)
Total derivatives	$(45)	$(2,103)

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

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Other income, net - currency forward contracts	$1,428	$220	$20	$231

CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Unrealized gains and losses related to these contracts are recorded in accumulated other comprehensive loss and are recognized as a component of cost of goods sold and other income, net when the underlying sale of products or services is recognized into earnings. All outstanding range forward contracts expired as of March 31, 2021. The notional amount of these contracts translated into U.S. dollars at June 30, 2020 was $2.2 million. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness.
During the three months ended March 31, 2021, upon issuance of the Senior Unsecured Notes due 2031 (see Note 10 for more information) we settled the forward starting interest rate swap contracts used to hedge a portion of the interest rate risk related to the refinancing for a gain of $10.2 million in other comprehensive income (loss). The gain will be amortized out of accumulated other comprehensive income (loss) and into interest expense (as a benefit) over the life of the Senior Unsecured Notes due 2031. The notional amount of the forward starting interest rate swap contracts at June 30, 2020 was $200.0 million. We recorded $2.1 million of liabilities as of June 30, 2020 related to these contracts.
No portion of the gains or losses recognized in earnings was due to hedge ineffectiveness and no amounts were excluded from our effectiveness testing for the nine months ended March 31, 2021 and 2020.
NET INVESTMENT HEDGES
As of March 31, 2021 and June 30, 2020, we had certain foreign currency-denominated intercompany loans payable with total aggregate principal amounts of €60.9 million and €15.9 million, respectively, designated as net investment hedges to hedge the foreign exchange exposure of our net investment in our Euro-based subsidiaries. Gains of $1.5 million and $1.1 million were recorded as a component of foreign currency translation adjustments in other comprehensive loss for the three months ended March 31, 2021 and 2020, respectively. Gains of an immaterial amount and $1.0 million were recorded as a component of foreign currency translation adjustments in other comprehensive income (loss) for the nine months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

Instrument	Notional (EUR in thousands)(2)	Notional (USD in thousands(2)	Maturity
Foreign currency-denominated intercompany loan payable	€45,010	$52,772	June 25, 2021
Foreign currency-denominated intercompany loan payable	16,330	19,146	June 26, 2022
(2) Includes principal and accrued interest.

6.RESTRUCTURING AND RELATED CHARGES
FY20 Restructuring Actions
In the June quarter of fiscal 2019, we implemented, and in fiscal 2020 substantially completed, the FY20 Restructuring Actions associated with our simplification/modernization initiative to reduce structural costs, improve operational efficiency and position us for long-term profitable growth. Total restructuring and related charges since inception of $54.8 million were recorded for this program through March 31, 2021, consisting of: $46.5 million in Metal Cutting and $8.3 million in Infrastructure.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FY21 Restructuring Actions
In the September quarter of fiscal 2020, we announced the initiation of restructuring actions in Germany associated with our simplification/modernization initiative, which are expected to reduce structural costs. Subsequently, we also announced the acceleration of our structural cost reduction plans including the closing of the Johnson City, Tennessee facility. Expected pre-tax charges for the FY21 Restructuring Actions are $90 million to $95 million. Total restructuring and related charges since inception of $76.7 million were recorded for this program through March 31, 2021, consisting of: $71.0 million in Metal Cutting and $5.8 million in Infrastructure. The majority of the remaining charges related to the FY21 Restructuring Actions are expected to be within the Metal Cutting segment.
Restructuring and Related Charges Recorded
We recorded restructuring and related charges of $2.1 million for the three months ended March 31, 2021, which consisted of charges of $2.5 million in Metal Cutting offset by a benefit from the reversal of charges of $0.4 million in Infrastructure, and $5.8 million for the three months ended March 31, 2020. Of these amounts, restructuring benefits from the reversal of charges of $0.9 million were recorded for the three months ended March 31, 2021, of which $0.1 million is included in cost of goods sold, and charges of $1.8 million were recorded for the three months ended March 31, 2020, of which $0.2 million was included in cost of goods sold. Restructuring-related charges of $3.0 million and $4.0 million were recorded in cost of goods sold for the three months ended March 31, 2021 and 2020, respectively.
We recorded restructuring and related charges of $34.9 million for the nine months ended March 31, 2021, of which $32.0 million was in Metal Cutting and $2.9 million was in Infrastructure, and $65.1 million for the nine months ended March 31, 2020. Of these amounts, restructuring charges totaled $26.5 million for the nine months ended March 31, 2021, of which $0.3 million is included in cost of goods sold, and $54.5 million for the nine months ended March 31, 2020, of which $0.6 million was included in cost of goods sold. Restructuring-related charges of $8.5 million and $10.6 million were recorded in cost of goods sold for the nine months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, $27.8 million and $8.6 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively, in our condensed consolidated balance sheet. As of June 30, 2020, $34.9 million and $12.5 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively. The amounts are as follows:

(in thousands)	June 30, 2020	Expense, net	Asset Write-Down	Translation	Cash Expenditures	March 31, 2021
Severance	$47,303	$23,645	$—	$7,378	$(41,886)	$36,440
Facilities	—	2,805	(2,805)	—	—	—
Other	63	—	—	4	(67)	—
Total	$47,366	$26,450	$(2,805)	$7,382	$(41,953)	$36,440

7.    STOCK-BASED COMPENSATION
Stock Options
Changes in our stock options for the nine months ended March 31, 2021 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2020	646,959	$33.60
Exercised	(252,658)	26.06
Lapsed or forfeited	(32,514)	42.70
Options outstanding, March 31, 2021	361,787	$38.04	2.5	$1,317
Options vested, March 31, 2021	361,787	$38.04	2.5	$1,317
Options exercisable, March 31, 2021	361,787	$38.04	2.5	$1,317
As of March 31, 2021 and June 30, 2020, there was no unrecognized compensation cost related to options outstanding, and all options were fully vested as of March 31, 2021 and 2020.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amount of cash received from the exercise of options during the nine months ended March 31, 2021 and 2020 was $5.6 million and $0.7 million, respectively. The total intrinsic value of options exercised was $2.2 million and $0.3 million during the nine months ended March 31, 2021 and 2020, respectively.
Restricted Stock Units – Performance Vesting and Time Vesting
Changes in our performance vesting and time vesting restricted stock units for the nine months ended March 31, 2021 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2020	554,633	$34.26	1,039,695	$32.48
Granted	220,876	33.49	922,460	31.86
Vested	(77,284)	47.47	(476,704)	33.99
Performance metric adjustments, net	(100,000)	32.92	—	—
Other adjustments	(4,565)	30.26	—	—
Forfeited	(90,714)	32.36	(128,647)	31.39
Unvested, March 31, 2021	502,946	$32.54	1,356,804	$31.64
During the nine months ended March 31, 2021 and 2020, compensation expense related to time vesting and performance vesting restricted stock units was $18.7 million and $13.7 million, respectively. Certain performance metrics related to fiscal 2020 were not met, resulting in an adjustment of 100,000 performance vesting stock units during the nine months ended March 31, 2021. As of March 31, 2021, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $28.8 million and is expected to be recognized over a weighted average period of 2.0 years.

8.PENSION AND OTHER POSTRETIREMENT BENEFITS
The table below summarizes the components of net periodic pension income:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Service cost	$429	$452	$1,264	$1,346
Interest cost	5,815	6,848	17,371	20,504
Expected return on plan assets	(13,459)	(13,539)	(40,171)	(40,491)
Amortization of transition obligation	24	23	70	67
Amortization of prior service cost	8	13	25	38
Recognition of actuarial losses	3,431	2,597	10,190	7,777
Settlement gain	—	—	—	(122)
Net periodic pension income	$(3,752)	$(3,606)	$(11,251)	$(10,881)
The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Interest cost	$76	$101	$230	$303
Amortization of prior service credit	(69)	(69)	(207)	(207)
Recognition of actuarial loss	77	64	230	193
Net periodic other postretirement benefit cost	$84	$96	$253	$289

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The service cost component of net periodic pension income is reported as a component of cost of goods sold and operating expense. All other components of net periodic pension income and net periodic other postretirement benefit cost are reported as a component of other income, net.

9.INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 39 percent and 43 percent of total inventories at March 31, 2021 and June 30, 2020, respectively. Inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year; therefore, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs and are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

(in thousands)	March 31, 2021	June 30, 2020
Finished goods	$305,478	$318,071
Work in process and powder blends	167,272	190,041
Raw materials	68,364	75,589
Inventories at current cost	541,114	583,701
Less: LIFO valuation	(64,950)	(61,254)
Total inventories	$476,164	$522,447

10.LONG-TERM DEBT
Long-term debt consisted of the following:

(in thousands)	March 31, 2021	June 30, 2020
2.800% Senior Unsecured Notes due fiscal 2031, net of discount of $2.7 million at March 31, 2021	$297,320	$—
4.625% Senior Unsecured Notes due fiscal 2028, net of discount of $1.6 million at March 31, 2021 and $1.7 million at June 30, 2020	298,428	298,264
3.875% Senior Unsecured Notes due fiscal 2022, net of discount of $0.1 million at June 30, 2020	—	299,940
Total term debt	595,748	598,204
Less unamortized debt issuance costs	(4,076)	(4,121)
Total long-term debt	$591,672	$594,083
Senior Unsecured Notes In February 2021, we issued $300.0 million of 2.800 percent Senior Unsecured Notes with a maturity date of March 1, 2031. Interest will be paid semi-annually on March 1 and September 1 of each year. We settled forward starting interest rate swap contracts for a gain of $10.2 million related to the bond issuance as discussed in Note 5. In March 2021, we used the net proceeds from the bond issuance, plus cash on hand, for the early extinguishment of our $300.0 million of 3.875 percent Senior Unsecured Notes due 2022 (the 2022 Notes). Due to the early extinguishment, interest expense during the three months ended March 31, 2021 includes a make-whole premium of $9.6 million and the acceleration of a loss in the amount of $2.6 million from other comprehensive loss related to forward starting interest rate contracts that were used to hedge the interest payments of the 2022 Notes. A stranded tax benefit associated with the termination of this hedge was also recognized during the three months ended March 31, 2021. Refer to Note 13 for more information related to the stranded tax benefits. On June 7, 2018, we issued $300.0 million of 4.625 percent Senior Unsecured Notes with a maturity date of June 15, 2028. Interest on these notes is paid semi-annually on June 15 and December 15 of each year.
Future principal maturities of long-term debt are $300 million in 2028 and $300 million in 2031.
Fixed rate debt had a fair market value of $628.4 million and $630.2 million at March 31, 2021 and June 30, 2020, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of March 31, 2021 and June 30, 2020, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.REVOLVING AND OTHER LINES OF CREDIT
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
The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: (1) a maximum leverage ratio where debt, net of domestic cash in excess of $25 million and sixty percent of the unrestricted cash held outside of the United States, must be less than or equal to 3.5 times trailing twelve months EBITDA (temporarily increased by the Amendment to 4.25 times trailing twelve months EBITDA during the period from September 30, 2020 through and including December 31, 2021), adjusted for certain non-cash expenses and which may be further adjusted, at our discretion, to include up to $120 million of cash restructuring charges through December 31, 2021; and (2) a minimum consolidated interest coverage ratio of EBITDA to interest of 3.5 times (as such terms are defined in the Credit Agreement). Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries.
As of March 31, 2021, we were in compliance with all covenants of the Credit Agreement and we had $10.0 million of borrowings outstanding and $670.0 million of additional availability. There were $500.0 million of borrowings outstanding as of June 30, 2020.

12.ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.
We establish and maintain accruals for certain potential environmental liabilities. At March 31, 2021, the balance of these accruals was $14.7 million, of which $2.6 million was current. At June 30, 2020, the balance was $15.6 million, of which $6.1 million was current. The balances as of March 31, 2021 and June 30, 2020 include the Company’s resolution of an environmental indemnity claim against the seller of a prior acquisition for which receivables are also recorded in other current assets. These accruals represent anticipated costs associated with potential remedial requirements and are generally not discounted.
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.INCOME TAXES
The effective income tax rates for the three months ended March 31, 2021 and 2020 were 8.0 percent (benefit on income) and 93.1 percent (provision on income), respectively. The year-over-year change is primarily due to the effects of changes in projected pretax income in both periods and two discrete tax benefits that were recorded in the current year quarter. The first discrete tax benefit of $12.4 million is a provision to return adjustment related to our fiscal 2020 U.S. income tax returns, the majority of which is attributable to a tax election made in our federal income tax return pursuant to global intangible low-taxed income (GILTI) regulations which were issued during the current fiscal year. The second discrete tax benefit of $3.5 million is the recognition of a stranded deferred tax balance in accumulated other comprehensive loss arising from valuation allowance adjustments and enacted tax rate changes associated with the forward starting interest rate cash flow hedges that were terminated during the current year quarter (see Note 10). The prior year rate included the effects from the impairment of goodwill and other intangible asset impairment charges in the former Widia segment.
The effective income tax rates for the nine months ended March 31, 2021 and 2020 were 84.6 percent (benefit on income) and 143.5 percent (benefit on a loss), respectively. The year-over-year change is primarily due to (i) the effects of relatively low projected pretax income in the current year quarter coupled with a relatively low projected pretax loss in the prior year quarter, and (ii) two discrete tax benefits that were recorded in the current year quarter. The first discrete tax benefit of $12.4 million is a provision to return adjustment related to our fiscal 2020 U.S. income tax returns, the majority of which is attributable to a tax election made in our federal income tax return pursuant to global intangible low-taxed income (GILTI) regulations which were issued during the current fiscal year. The second discrete tax benefit of $3.5 million is the recognition of a stranded deferred tax balance in accumulated other comprehensive loss arising from valuation allowance adjustments and enacted tax rate changes associated with the forward starting interest rate cash flow hedges that were terminated during the current year quarter (see Note 10). The prior year rate included a discrete $14.5 million benefit for the one-time effect of Swiss tax reform and the effects from the impairment of goodwill and other intangible asset impairment charges in the former Widia segment.
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
The transitional provisions of Swiss tax reform allow companies to utilize a combination of lower tax rates and tax basis adjustments to fair value, which are used for tax depreciation and amortization purposes resulting in deductions over the transitional period. To reflect the federal and cantonal transitional provisions, as they apply to us, we recorded a deferred tax asset of $14.5 million during the three months ended December 31, 2019. We consider the deferred tax asset from Swiss tax reform to be an estimate based on our current interpretation of the legislation, which is subject to change based on further legislative guidance, review with the Swiss federal and cantonal authorities and modifications to the underlying valuation. We expect such reviews with the relevant tax authorities will be finalized during the fourth quarter of the current fiscal year or the first quarter of fiscal 2022. There have been no material changes to the recorded deferred tax asset since inception.

14.EARNINGS PER SHARE
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides the computation of diluted shares outstanding for the three and nine months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Weighted-average shares outstanding during period	83,719	83,106	83,539	83,022
Add: Unexercised stock options and unvested restricted stock units	869	590	645	567
Number of shares on which diluted earnings per share is calculated	84,588	83,696	84,184	83,589
Unexercised stock options with an exercise price greater than the average market price and restricted stock units not included in the computation because they were anti-dilutive	217	646	321	833

15.EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the three months ending March 31, 2021 and 2020 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of December 31, 2020	$104,330	$547,754	$969,301	$(342,231)	$40,535	$1,319,689
Net income	—	—	21,621	—	1,364	22,985
Other comprehensive loss	—	—	—	(16,572)	(730)	(17,302)
Dividend reinvestment	2	48	—	—	—	50
Capital stock issued under employee benefit and stock plans(3)	148	8,768	—	—	—	8,916
Purchase of capital stock	(2)	(48)	—	—	—	(50)
Cash dividends ($0.20 per share)	—	—	(16,707)	—	—	(16,707)
Total equity, March 31, 2021	$104,478	$556,522	$974,215	$(358,803)	$41,169	$1,317,581

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of December 31, 2019	$103,618	$536,522	$1,044,247	$(378,219)	$40,859	$1,347,027
Net income (loss)	—	—	2,917	—	(676)	2,241
Other comprehensive loss	—	—	—	(31,978)	(1,983)	(33,961)
Dividend reinvestment	2	50	—	—	—	52
Capital stock issued under employee benefit and stock plans(3)	24	74	—	—	—	98
Purchase of capital stock	(2)	(50)	—	—	—	(52)
Cash dividends ($0.20 per share)	—	—	(16,582)	—	—	(16,582)
Total equity, March 31, 2020	$103,642	$536,596	$1,030,582	$(410,197)	$38,200	$1,298,823
(3) Net of restricted stock units delivered upon vesting to satisfy tax withholding requirements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the nine months ending March 31, 2021 and 2020 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2020	$103,654	$538,575	$1,004,898	$(417,242)	$38,903	$1,268,788
Net income	—	—	19,333	—	3,042	22,375
Other comprehensive income	—	—	—	58,439	1,904	60,343
Dividend reinvestment	6	144	—	—	—	150
Capital stock issued under employee benefit and stock plans(3)	824	18,258	—	—	—	19,082
Purchase of capital stock	(6)	(144)	—	—	—	(150)
Cash dividends ($0.60 per share)	—	—	(50,016)	—	—	(50,016)
Cash dividends to non-controlling interests	—	—	—	—	(1,361)	(1,361)
Other	—	(311)	—	—	(1,319)	(1,630)
Total equity, March 31, 2021	$104,478	$556,522	$974,215	$(358,803)	$41,169	$1,317,581

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2019	$103,026	$528,827	$1,076,862	$(373,543)	$39,532	$1,374,704
Net income (loss)	—	—	3,445	—	(23)	3,422
Other comprehensive loss	—	—	—	(36,654)	(2,836)	(39,490)
Dividend reinvestment	6	151	—	—	—	157
Capital stock issued under employee benefit and stock plans(3)	616	7,769	—	—	—	8,385
Purchase of capital stock	(6)	(151)	—	—	—	(157)
Additions to noncontrolling interest	—	—	—	—	1,527	1,527
Cash dividends ($0.60 per share)	—	—	(49,725)	—	—	(49,725)
Total equity, March 31, 2020	$103,642	$536,596	$1,030,582	$(410,197)	$38,200	$1,298,823
(3) Net of restricted stock units delivered upon vesting to satisfy tax withholding requirements.
The amounts of comprehensive income attributable to Kennametal Shareholders and noncontrolling interests are disclosed in the condensed consolidated statements of comprehensive income.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of, and changes in, accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the nine months ended March 31, 2021:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2020	$(232,634)	$(181,027)	$(3,581)	$(417,242)
Other comprehensive (loss) income before reclassifications	(5,489)	47,108	9,272	50,891
Amounts reclassified from AOCL	7,758	—	(210)	7,548
Net current period other comprehensive income	2,269	47,108	9,062	58,439
AOCL, March 31, 2021	$(230,365)	$(133,919)	$5,481	$(358,803)

Attributable to noncontrolling interests:
Balance, June 30, 2020	$—	$(5,909)	$—	$(5,909)
Other comprehensive income before reclassifications	—	1,904	—	1,904
Net current period other comprehensive income	—	1,904	—	1,904
AOCL, March 31, 2021	$—	$(4,005)	$—	$(4,005)

The components of, and changes in, AOCL were as follows, net of tax, for the nine months ended March 31, 2020:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2019	$(222,270)	$(147,595)	$(3,678)	$(373,543)
Other comprehensive income (loss) before reclassifications	2,123	(44,855)	(144)	(42,876)
Amounts reclassified from AOCL	5,916	—	306	6,222
Net current period other comprehensive income (loss)	8,039	(44,855)	162	(36,654)
AOCL, March 31, 2020	$(214,231)	$(192,450)	$(3,516)	$(410,197)

Attributable to noncontrolling interests:
Balance, June 30, 2019	$—	$(3,450)	$—	$(3,450)
Other comprehensive loss before reclassifications	—	(2,836)	—	(2,836)
Net current period other comprehensive loss	—	(2,836)	—	(2,836)
AOCL, March 31, 2020	$—	$(6,286)	$—	$(6,286)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications out of AOCL for the three and nine months ended March 31, 2021 and 2020 consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2021	2020	2021	2020	Affected line item in the Income Statement
Losses and (gains) on cash flow hedges:
Forward starting interest rate swaps	$3,068	$611	$4,337	$1,833	Interest expense
Currency exchange contracts	—	75	(24)	(1,428)	Cost of goods sold and other income, net
Total before tax	3,068	686	4,313	405
Tax impact	(4,216)	(168)	(4,523)	(99)	Provision/benefit on/from income taxes
Net of tax	$(1,148)	$518	$(210)	$306

Pension and other postretirement benefits:
Amortization of transition obligations	$24	$23	$70	$67	Other income, net
Amortization of prior service credit	(61)	(56)	(182)	(169)	Other income, net
Recognition of actuarial losses	3,508	2,661	10,420	7,970	Other income, net
Total before tax	3,471	2,628	10,308	7,868
Tax impact	(892)	(662)	(2,550)	(1,952)	Provision/benefit on/from income taxes
Net of tax	$2,579	$1,966	$7,758	$5,916

The amount of income tax allocated to each component of other comprehensive income (loss) for the three months ended March 31, 2021 and 2020 were as follows:

		2021			2020
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges	$6,319	$(1,548)	$4,771	$(1,325)	$325	$(1,000)
Reclassification of unrealized (gain) loss on derivatives designated and qualified as cash flow hedges	3,068	(4,216)	(1,148)	686	(168)	518
Unrecognized net pension and other postretirement benefit gain	2,804	(772)	2,032	3,295	(722)	2,573
Reclassification of net pension and other postretirement benefit loss	3,471	(892)	2,579	2,628	(662)	1,966
Foreign currency translation adjustments	(24,604)	(932)	(25,536)	(38,103)	85	(38,018)
Other comprehensive (loss) income	$(8,942)	$(8,360)	$(17,302)	$(32,819)	$(1,142)	$(33,961)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amount of income tax allocated to each component of other comprehensive income (loss) for the nine months ended March 31, 2021 and 2020 were as follows:

		2021			2020
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges	$12,281	$(3,009)	$9,272	$(191)	$47	$(144)
Reclassification of unrealized loss (gain) on derivatives designated and qualified as cash flow hedges	4,313	(4,523)	(210)	405	(99)	306
Unrecognized net pension and other postretirement benefit (loss) gain	(7,109)	1,620	(5,489)	2,876	(753)	2,123
Reclassification of net pension and other postretirement benefit loss	10,308	(2,550)	7,758	7,868	(1,952)	5,916
Foreign currency translation adjustments	49,174	(162)	49,012	(47,809)	118	(47,691)
Other comprehensive income (loss)	$68,967	$(8,624)	$60,343	$(36,851)	$(2,639)	$(39,490)

17.GOODWILL AND OTHER INTANGIBLE ASSETS
December Quarter of Fiscal 2020 Impairment Charge
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
March Quarter of Fiscal 2020 March Impairment Charge
In the March quarter of fiscal 2020, the decline in actual and projected financial results for the Widia reporting unit, primarily as a result of the COVID-19 pandemic, represented an interim impairment triggering event because there was essentially zero cushion between the reporting unit's carrying value and fair value as of March 31, 2020. As a result, we performed an interim quantitative impairment test of goodwill and the indefinite-lived trademark intangible asset for the Widia reporting unit. We evaluated the recoverability of goodwill for the reporting unit by comparing the fair value with its carrying value, with the fair values determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. As a result of this interim test, we recorded a non-cash pre-tax impairment charge during the three months ended March 31, 2020 of $15.6 million in the Widia segment, of which $13.7 million was for goodwill and $1.9 million was for an indefinite-lived trademark intangible asset. These impairment charges were recorded in restructuring and asset impairment charges in our condensed consolidated statements of income. No impairment was recorded for the other Widia long-lived assets. Subsequent to the impairment charges recorded in the March quarter of fiscal 2020, there is no remaining goodwill for the Widia reporting unit and the carrying value of the indefinite-lived trademark at March 31, 2021 is $11.7 million.
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such carrying amounts, is as follows:

(in thousands)	Metal Cutting	Infrastructure	Total
Gross goodwill	$448,241	$633,211	$1,081,452
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2020	$270,580	$—	$270,580

Activity for the nine months ended March 31, 2021:
Change in gross goodwill due to translation	5,468	—	5,468

Gross goodwill	453,709	633,211	1,086,920
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of March 31, 2021	$276,048	$—	$276,048
The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	March 31, 2021		June 30, 2020
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology-based and other	4 to 20	$33,373	$(23,977)	$32,713	$(22,612)
Customer-related	10 to 21	182,840	(95,662)	181,408	(88,112)
Unpatented technology	10 to 30	31,896	(19,918)	31,586	(17,890)
Trademarks	5 to 20	13,229	(9,763)	13,087	(8,772)
Trademarks	Indefinite	11,669	—	11,160	—
Total		$273,007	$(149,320)	$269,954	$(137,386)

18.SEGMENT DATA
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
Our sales and operating income (loss) by segment are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Sales:
Metal Cutting	$308,144	$303,459	$838,937	$951,123
Infrastructure	176,514	179,625	486,533	555,129
Total sales	$484,658	$483,084	$1,325,470	$1,506,252
Operating income (loss):
Metal Cutting	$22,674	$16,619	$12,741	$749
Infrastructure	18,282	21,941	31,815	7,679
Corporate	(1,434)	(667)	(3,178)	(1,797)
Total operating income	39,522	37,893	41,378	6,631
Interest expense	20,928	7,897	39,823	23,834
Other income, net	(2,692)	(2,438)	(10,568)	(9,330)
Income (loss) before income taxes	$21,286	$32,434	$12,123	$(7,873)
The following table presents Kennametal's revenue disaggregated by geography:

	Three Months Ended
	March 31, 2021			March 31, 2020
(in thousands)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	37%	58%	45%	42%	64%	50%
EMEA	40	17	31	38	18	30
Asia Pacific	23	25	24	20	18	20

	Nine Months Ended
	March 31, 2021			March 31, 2020
(in thousands)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	38%	56%	45%	42%	62%	50%
EMEA	38	19	31	37	18	30
Asia Pacific	24	25	24	21	20	20

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables presents Kennametal's revenue disaggregated by end market:

	Three Months Ended March 31, 2021
(in thousands)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	53%	37%	48%
Transportation	32	—	20
Aerospace	8	—	5
Energy	7	26	14
Earthworks	—	37	13

	Three Months Ended March 31, 2020
(in thousands)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	52%	35%	46%
Transportation	28	—	18
Aerospace	12	—	7
Energy	8	29	16
Earthworks	—	36	13

	Nine Months Ended March 31, 2021
(in thousands)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	53%	36%	47%
Transportation	31	—	20
Aerospace	8	—	5
Energy	8	25	14
Earthworks	—	39	14

	Nine Months Ended March 31, 2020
(in thousands)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	52%	34%	45%
Transportation	28	—	18
Aerospace	12	—	8
Energy	8	29	16
Earthworks	—	37	13

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
Our sales of $484.7 million for the quarter ended March 31, 2021 remained consistent with the prior quarter reflecting a 2 percent favorable currency exchange effect, offset by a 1 percent organic sales decline and an unfavorable impact of 1 percent from less business days. However, sales improved sequentially this quarter by approximately 10 percent, which outpaced the typical seasonal trend.
Operating income increased $1.6 million from $37.9 million in the prior year quarter to $39.5 million in the current quarter. The year-over-year change was due primarily to approximately $18 million of incremental simplification/modernization benefits, no goodwill and other intangible asset impairment charges in the current year quarter and lower restructuring and related charges of $3.5 million, largely offset by an increase in variable compensation, unfavorable geographic and product mix and unfavorable labor and fixed cost absorption due to lower volumes. Operating margin was 8.2 percent compared to 7.8 percent in the prior year quarter. The Infrastructure and Metal Cutting segments had operating margins of 10.4 percent and 7.4 percent, respectively, for the quarter ended March 31, 2021.
On March 11, 2020, the World Health Organization declared the Coronavirus Disease 2019 (COVID-19) a pandemic bringing significant uncertainty in our end markets and operations. National, regional and local governments have taken steps to limit the spread of the virus through stay-at-home, social distancing, and various other orders and guidelines. The imposition of these measures created significant operating constraints on our business. Recognizing the potential for COVID-19 to significantly disrupt operations, we began to deploy safety protocols and processes globally during the March quarter of fiscal 2020 to keep our employees safe while continuing to serve our customers. In fiscal 2020 and to date, we have not experienced a material disruption in our supply chain. The extent to which the COVID-19 pandemic may continue to affect our business, operating results, financial condition, or liquidity in the future will depend on future developments, including the duration of the outbreak, travel restrictions, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease.
In connection with the Company's simplification/modernization initiative, we remain on track for $180 million of expected simplification/modernization savings by the end of fiscal 2021. FY21 Restructuring Actions are expected to deliver annualized savings of approximately $75 million and the expected pre-tax charges are $90 million to $95 million. We recorded $2.1 million of pre-tax restructuring and related charges in the quarter, and total incremental benefits related to simplification/modernization initiatives were approximately $18 million in the current quarter, which includes incremental restructuring savings of approximately $13 million. The Company achieved annualized total savings inception to date from our simplification/modernization initiatives of $164 million.
Current quarter earnings per diluted share (EPS) of $0.26 was unfavorably affected by the effects of the early debt extinguishment of $0.08 per share, differences in annual projected tax rates of $0.08 per share and restructuring and related charges of $0.02 per share, partially offset by a discrete tax benefit of $0.12 per share. The EPS of $0.03 in the prior year quarter included differences in annual projected tax rates of $0.20 per share, goodwill and other intangible asset impairment charges of $0.17 per share and restructuring and related charges of $0.06 per share.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We generated net cash flows from operating activities of $139.2 million during the nine months ended March 31, 2021 compared to $146.1 million during the prior year period. Capital expenditures were $94.1 million and $206.1 million during the nine months ended March 31, 2021 and 2020, respectively, with the decrease primarily related to lower capital spending on our simplification/modernization initiative.

RESULTS OF CONTINUING OPERATIONS

SALES
Sales for the three months ended March 31, 2021 were $484.7 million, an increase of $1.6 million, from $483.1 million in the prior year quarter. The increase in sales was driven by a 2 percent favorable currency exchange impact, offset by an unfavorable business day effect of 1 percent and a 1 percent organic sales decline.
Sales for the nine months ended March 31, 2021 were $1,325.5 million, a decrease of $180.8 million, or 12 percent, from $1,506.3 million in the prior year period. The decrease in sales was driven by a 12 percent organic sales decline and a 1 percent decline from divestiture, partially offset by a 1 percent favorable currency exchange impact.

	Three Months Ended March 31, 2021		Nine Months Ended March 31, 2021
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales growth (decline):
Transportation	15%	11%	(4)%	(5)%
General engineering	4	1	(9)	(9)
Earthworks	—	(3)	(8)	(8)
Energy	(12)	(14)	(20)	(21)
Aerospace	(32)	(34)	(40)	(41)
Regional sales growth (decline):
Asia Pacific	22%	17%	4%	2%
Europe, the Middle East and Africa (EMEA)	4	(3)	(8)	(12)
Americas	(10)	(10)	(21)	(19)

GROSS PROFIT
Gross profit for the three months ended March 31, 2021 was $150.2 million, a decrease of $6.8 million from $157.0 million in the prior year quarter. The decrease was primarily due to an organic sales decline and unfavorable labor and fixed cost absorption due to lower production volumes, partially offset by incremental simplification/modernization benefits and favorable foreign currency exchange effect of approximately $5 million. Gross profit margin for the three months ended March 31, 2021 was 31.0 percent, as compared to 32.5 percent in the prior year quarter.
Gross profit for the nine months ended March 31, 2021 was $376.8 million, a decrease of $51.2 million from $428.0 million in the prior year period. The decrease was primarily due to an organic sales decline and unfavorable labor and fixed cost absorption due to lower volumes, partially offset by lower raw material costs and incremental simplification/modernization benefits. Gross profit margin for the nine months ended March 31, 2021 and 2020 was 28.4 percent.

OPERATING EXPENSE
Operating expense for the three months ended March 31, 2021 was $108.1 million, an increase of $9.6 million from $98.5 million in the prior year quarter. The increase was primarily due to an increase in variable compensation, partially offset by incremental simplification/modernization benefits.
Operating expense for the nine months ended March 31, 2021 was $299.2 million, a decrease of $21.1 million from $320.3 million in the prior year period. The decrease was primarily due to incremental simplification/modernization benefits and cost control measures.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We invested further in technology and innovation during the current quarter to continue delivering high quality products to our customers. Research and development expenses included in operating expense totaled $10.6 million and $9.8 million for the three months ended March 31, 2021 and 2020, respectively, and $28.7 million and $30.3 million for the nine months ended March 31, 2021 and 2020, respectively.

RESTRUCTURING AND RELATED CHARGES AND ASSET IMPAIRMENT CHARGES
FY20 Restructuring Actions
In the June quarter of fiscal 2019, we implemented, and in fiscal 2020 substantially completed, the FY20 Restructuring Actions associated with our simplification/modernization initiative to reduce structural costs, improve operational efficiency and position us for long-term profitable growth. Total restructuring and related charges since inception of $54.8 million were recorded for this program through March 31, 2021, consisting of: $46.5 million in Metal Cutting and $8.3 million in Infrastructure. Inception to date, we have achieved annualized savings of approximately $35 million related to the FY20 Restructuring Actions.
FY21 Restructuring Actions
In the September quarter of fiscal 2020, we announced the initiation of restructuring actions in Germany associated with our simplification/modernization initiative, which are expected to reduce structural costs. Subsequently, we also announced the acceleration of our structural cost reduction plans including the closing of the Johnson City, Tennessee facility. Estimated annualized benefits of the FY21 Restructuring Actions are $75 million and the expected pre-tax charges are $90 million to $95 million. Total restructuring and related charges since inception of $76.7 million were recorded for this program through March 31, 2021, consisting of: $71.0 million in Metal Cutting and $5.8 million in Infrastructure. The majority of the remaining charges related to the FY21 Restructuring Actions are expected to be in the Metal Cutting segment. Inception to date, we have achieved annualized savings of approximately $58 million related to the FY21 Restructuring Actions.
Restructuring and Related Charges Recorded
We recorded restructuring and related charges of $2.1 million for the three months ended March 31, 2021, which consisted of charges of $2.5 million in Metal Cutting offset by a benefit from the reversal of charges of $0.4 million in Infrastructure, and $5.8 million for the three months ended March 31, 2020. Of these amounts, restructuring benefits from the reversal of charges of $0.9 million were recorded for the three months ended March 31, 2021, of which $0.1 million is included in cost of goods sold, and charges of $1.8 million were recorded for the three months ended March 31, 2020, of which $0.2 million was included in cost of goods sold. Restructuring-related charges of $3.0 million and $4.0 million were recorded in cost of goods sold for the three months ended March 31, 2021 and 2020, respectively.
We recorded restructuring and related charges of $34.9 million for the nine months ended March 31, 2021, of which $32.0 million was in Metal Cutting and $2.9 million was in Infrastructure, and $65.1 million for the nine months ended March 31, 2020. Of these amounts, restructuring charges totaled $26.5 million for the nine months ended March 31, 2021, of which $0.3 million is included in cost of goods sold, and $54.5 million for the nine months ended March 31, 2020, of which $0.6 million was included in cost of goods sold. Restructuring-related charges of $8.5 million and $10.6 million were recorded in cost of goods sold for the nine months ended March 31, 2021 and 2020, respectively.

Goodwill and Other Intangible Asset Impairment Charges
We recorded non-cash pre-tax goodwill and other intangible asset impairment charges of $15.6 million and $30.2 million during the three and nine months ended March 31, 2020, respectively. See Note 17 to our condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST EXPENSE
Interest expense for the three months ended March 31, 2021 increased to $20.9 million compared to $7.9 million for the three months ended March 31, 2020. Interest expense for the nine months ended March 31, 2021 increased to $39.8 million compared to $23.8 million for the nine months ended March 31, 2020. Both increases were primarily due to the early extinguishment of the 2022 Notes. See "Note 10. Long-Term Debt" for further details.
OTHER INCOME, NET
Other income for the three months ended March 31, 2021 increased to $2.7 million from $2.4 million during the three months ended March 31, 2020. Other income for the nine months ended March 31, 2021 increased to $10.6 million from $9.3 million during the nine months ended March 31, 2020.
PROVISION FOR INCOME TAXES
The effective income tax rates for the three months ended March 31, 2021 and 2020 were 8.0 percent (benefit on income) and 93.1 percent (provision on income), respectively. The year-over-year change is primarily due to the effects of changes in projected pretax income in both periods and two discrete tax benefits that were recorded in the current year quarter. The first discrete tax benefit of $12.4 million is a provision to return adjustment related to our fiscal 2020 U.S. income tax returns, the majority of which is attributable to a tax election made in our federal income tax return pursuant to global intangible low-taxed income (GILTI) regulations which were issued during the current fiscal year. The second discrete tax benefit of $3.5 million is the recognition of a stranded deferred tax balance in accumulated other comprehensive loss arising from valuation allowance adjustments and enacted tax rate changes associated with the forward starting interest rate cash flow hedges that were terminated during the current year quarter (see Note 10). The prior year rate included the effects from the impairment of goodwill and other intangible asset impairment charges in the former Widia segment.
The effective income tax rates for the nine months ended March 31, 2021 and 2020 were 84.6 percent (benefit on income) and 143.5 percent (benefit on a loss), respectively. The year-over-year change is primarily due to (i) the effects of relatively low projected pretax income in the current year quarter coupled with a relatively low projected pretax loss in the prior year quarter, and (ii) two discrete tax benefits that were recorded in the current year quarter. The first discrete tax benefit of $12.4 million is a provision to return adjustment related to our fiscal 2020 U.S. income tax returns, the majority of which is attributable to a tax election made in our federal income tax return pursuant to global intangible low-taxed income (GILTI) regulations which were issued during the current fiscal year. The second discrete tax benefit of $3.5 million is the recognition of a stranded deferred tax balance in accumulated other comprehensive loss arising from valuation allowance adjustments and enacted tax rate changes associated with the forward starting interest rate cash flow hedges that were terminated during the current year quarter (see Note 10). The prior year rate included a discrete $14.5 million benefit for the one-time effect of Swiss tax reform and the effects from the impairment of goodwill and other intangible asset impairment charges in the former Widia segment.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our sales and operating income (loss) by segment are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Sales:
Metal Cutting	$308,144	$303,459	$838,937	$951,123
Infrastructure	176,514	179,625	486,533	555,129
Total sales	$484,658	$483,084	$1,325,470	$1,506,252
Operating income (loss):
Metal Cutting	$22,674	$16,619	$12,741	$749
Infrastructure	18,282	21,941	31,815	7,679
Corporate	(1,434)	(667)	(3,178)	(1,797)
Total operating income	39,522	37,893	41,378	6,631
Interest expense	20,928	7,897	39,823	23,834
Other income, net	(2,692)	(2,438)	(10,568)	(9,330)
Income (loss) before income taxes	$21,286	$32,434	$12,123	$(7,873)
METAL CUTTING

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except operating margin)	2021	2020	2021	2020
Sales	$308,144	$303,459	$838,937	$951,123
Operating income	22,674	16,619	12,741	749
Operating margin	7.4%	5.5%	1.5%	0.1%

	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2021
(in percentages)
Organic sales growth (decline)	—%	(12)%
Foreign currency exchange effect(1)	3	1
Business days effect(2)	(1)	(1)
Sales growth (decline)	2%	(12)%

	Three Months Ended March 31, 2021		Nine Months Ended March 31, 2021
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales growth (decline):
Transportation	15%	11%	(4)%	(5)%
General engineering	4	1	(9)	(10)
Energy	(12)	(16)	(15)	(17)
Aerospace	(32)	(34)	(40)	(41)
Regional sales growth (decline):
Asia Pacific	15%	10%	—%	(2)%
EMEA	7	—	(8)	(12)
Americas	(10)	(9)	(21)	(19)

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended March 31, 2021, Metal Cutting sales increased 2 percent from the prior year quarter. Transportation end market sales increased in all regions. Sales in our general engineering end market increased slightly, with growth in Asia Pacific partially offset by a decline in the Americas, while EMEA was flat. The general engineering end market continued to be impacted by lower manufacturing activity related to the COVID-19 pandemic. Energy sales decreased primarily due to a decline in oil and gas drilling in the Americas, while Aerospace end market sales declined in all regions due to a significant reduction in airplane manufacturing. On a regional basis, the sales increase in Asia Pacific was driven by increases in the general engineering and transportation end markets, partially offset by a decline in the aerospace end market. The sales increase in EMEA was primarily due to growth in the transportation end market, partially offset by a decline in the aerospace end market. The sales decrease in the Americas was driven by declines in the aerospace, general engineering, and energy end markets, partially offset by an increase in sales in the transportation end market.
For the three months ended March 31, 2021, Metal Cutting operating income was $22.7 million compared to $16.6 million in the prior year quarter. The year-over-year increase was driven primarily by approximately $11 million of incremental simplification/modernization benefits, no goodwill and other intangible asset impairment charges in the current year quarter and lower restructuring and related charges of $1.6 million, partially offset by an increase in variable compensation, unfavorable product mix and unfavorable labor and fixed cost absorption due to lower volumes.
For the nine months ended March 31, 2021, Metal Cutting sales decreased 12 percent from the prior year period. Aerospace end market sales declined in all regions due to a significant reduction in airplane manufacturing. Energy sales decreased primarily due to a decline in oil and gas drilling in the Americas, partially offset by strength in wind power generation in China. Sales in our general engineering end market declined in all regions except for Asia Pacific, which had moderate growth. The general engineering end market continued to be impacted by lower manufacturing activity related to the COVID-19 pandemic. Transportation end market sales declined in all regions due to continued weakness in auto build rates caused by a slowdown in auto sales. On a regional basis, the sales decreases in the Americas and EMEA were driven by declines in all four end markets. The sales decrease in Asia Pacific, excluding the impact from foreign currency exchange, was driven by declines in the transportation and aerospace end markets, partially offset by increases in sales in the energy and general engineering end markets.
For the nine months ended March 31, 2021, Metal Cutting operating income was $12.7 million compared to $0.7 million in the prior year period. The year-over-year increase was driven primarily by incremental simplification/modernization benefits, no goodwill and other intangible asset impairment charges in the current period, lower restructuring and related charges of $27.6 million and lower raw material costs, partially offset by organic sales decline, unfavorable labor and fixed cost absorption due to lower volumes, an increase in variable compensation and unfavorable product mix.

INFRASTRUCTURE

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Sales	$176,514	$179,625	$486,533	$555,129
Operating income	18,282	21,941	31,815	7,679
Operating margin	10.4%	12.2%	6.5%	1.4%

	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2021
(in percentages)
Organic sales decline	(3)%	(11)%
Foreign currency exchange effect(1)	2	1
Business days effect(2)	(1)	—
Divestiture effect(3)	—	(2)
Sales decline	(2)%	(12)%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three Months Ended March 31, 2021		Nine Months Ended March 31, 2021
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales (decline) growth:
Energy	(12)%	(14)%	(22)%	(23)%
Earthworks	—	(3)	(8)	(8)
General engineering	5	2	(9)	(6)
Regional sales (decline) growth:
Americas	(11)%	(11)%	(21)%	(19)%
EMEA	(7)	(13)	(9)	—
Asia Pacific	37	30	13	9
For the three months ended March 31, 2021, Infrastructure sales decreased by 2 percent from the prior year quarter. The U.S. oil and gas market drove year-over-year decline in the energy market with U.S. land rig counts down approximately 51 percent compared to the prior year quarter. Earthworks end market sales were down year-over-year, excluding the impact from foreign currency exchange, due to softness in mining and construction in the Americas, partially offset by mining in Asia Pacific. The sales increase in general engineering was driven by economic recovery in Asia Pacific, most notably in China. On a regional basis, the sales decrease in the Americas was driven by a decline in the energy end market, and to a lesser extent, declines in the earthworks and general engineering end markets, while the sales decrease in EMEA was primarily driven by a decline in general engineering. The increase in Asia Pacific was driven by sales growth in all three end markets.
For the three months ended March 31, 2021, Infrastructure operating income was $18.3 million compared to $21.9 million in the prior year quarter. The year-over-year change was driven primarily by an increase in variable compensation, organic sales decline and unfavorable labor and fixed cost absorption due to lower volumes, partially offset by approximately $4 million of incremental simplification/modernization benefits and lower restructuring and related charges of $1.9 million.
For the nine months ended March 31, 2021, Infrastructure sales decreased by 12 percent from the prior year period. The U.S. oil and gas market drove year-over-year decline in the energy market with U.S. land rig counts down approximately 63 percent compared to the prior year period. Earthworks end market sales were down year-over-year due to softness in mining in the Americas, and to a lesser extent, construction. The sales decline in general engineering was driven by economic decline and COVID-19 impact in the Americas and EMEA, partially offset by sales growth in Asia Pacific. On a regional basis, the sales decrease in the Americas was driven by a decline in the energy end market, and to a lesser extent, declines in the earthworks and general engineering end markets, while in EMEA the sales decrease was primarily driven by a decline in the general engineering end market. The increase in sales in Asia Pacific was driven primarily by growth in both the general engineering and energy end markets.
For the nine months ended March 31, 2021, Infrastructure operating income was $31.8 million compared to $7.7 million in the prior year period. The year-over-year increase was driven primarily by lower raw material costs, incremental simplification/modernization benefits and lower restructuring and related charges of $1.9 million, partially offset by organic sales decline, unfavorable labor and fixed cost absorption due to lower volumes and an increase in variable compensation.
CORPORATE

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Corporate expense	$(1,434)	$(667)	$(3,178)	$(1,797)
For the three and nine months ended March 31, 2021, Corporate expense increased by $0.8 million and $1.4 million from the prior quarter and prior year period, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations is the primary source of funding for our capital expenditures. For the nine months ended March 31, 2021, cash flow provided by operating activities was $139.2 million, primarily due to the net inflow from cash earnings.

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
The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: (1) a maximum leverage ratio where debt, net of domestic cash in excess of $25 million and sixty percent of the unrestricted cash held outside of the United States, must be less than or equal to 3.5 times trailing twelve months EBITDA (temporarily increased by the Amendment to 4.25 times trailing twelve months EBITDA during the period from September 30, 2020 through and including December 31, 2021), adjusted for certain non-cash expenses and which may be further adjusted, at our discretion, to include up to $120 million of cash restructuring charges through December 31, 2021; and (2) a minimum consolidated interest coverage ratio of EBITDA to interest of 3.5 times (as the aforementioned terms are defined in the Credit Agreement). Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries.
As of March 31, 2021, we were in compliance with all covenants of the Credit Agreement and we had $10.0 million of borrowings outstanding and $670.0 million of additional availability. There were $500.0 million of borrowings outstanding as of June 30, 2020.
For the nine months ended March 31, 2021, average daily borrowings outstanding under the Credit Agreement were approximately $168.3 million. We had $10.0 million and $500.0 million of borrowings outstanding under the Credit Agreement as of March 31, 2021 and June 30, 2020, respectively.
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
At March 31, 2021, cash and cash equivalents were $114.3 million, Total Kennametal Shareholders' equity was $1,276.4 million and total debt was $610.4 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers. There have been no material changes in our contractual obligations and commitments since June 30, 2020 apart from the refinancing of $300 million Senior Unsecured Notes as more fully described in Note 10 to our condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flow Provided by Operating Activities
During the nine months ended March 31, 2021, cash flow provided by operating activities was $139.2 million, compared to $146.1 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $137.5 million and changes in certain assets and liabilities netting to an inflow of $1.7 million. Contributing to the changes in certain assets and liabilities were a decrease in accrued income taxes of $20.9 million, an increase in accounts receivable of $56.5 million and a decrease in accrued pension and postretirement benefits of $21.1 million. Offsetting these cash outflows was a decrease in inventories of $58.1 million, an increase in accounts payable and accrued liabilities of $28.1 million and an increase in other of $14.0 million.
During the nine months ended March 31, 2020, cash flow provided by operating activities consisted of net income and non-cash items amounting to an inflow of $126.7 million and changes in certain assets and liabilities netting to an inflow of $19.4 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts receivable of $60.6 million and a decrease in inventories of $29.9 million. Partially offsetting these cash inflows were a decrease in accounts payable and accrued liabilities of $34.4 million, a decrease in accrued income taxes of $22.0 million and a decrease in accrued pension and postretirement benefits of $18.2 million.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $92.7 million for the nine months ended March 31, 2021, compared to $180.2 million for the prior year period. During the current year period, cash flow used for investing activities primarily included capital expenditures, net of $92.9 million, which consisted primarily of expenses related to our simplification/modernization initiatives and equipment upgrades.
For the nine months ended March 31, 2020, cash flow used for investing activities included capital expenditures, net of $203.3 million, which consisted primarily of expenses related to our simplification/modernization initiatives and equipment upgrades, partially offset by proceeds from divestiture of $24.0 million from the sale of certain assets of the non-core specialty alloys and metals business located in New Castle, Pennsylvania.
Cash Flow Used for Financing Activities
Cash flow used for financing activities was $545.5 million for the nine months ended March 31, 2021 compared to $54.0 million in the prior year period. During the current year period, cash flow used for financing activities included $490.0 million of a net decrease in the revolving and other lines of credit, the debt refinancing (see Note 10. "Long-Term Debt" to our condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion) and $50.0 million of cash dividends paid to Kennametal Shareholders.
For the nine months ended March 31, 2020, cash flow used for financing activities included $49.7 million of cash dividends paid to Kennametal Shareholders and $5.7 million of the effect of employee benefit and stock plans and dividend reinvestment, partially offset by $4.5 million of borrowings outstanding under the Credit Agreement.
FINANCIAL CONDITION
Working capital was $541.4 million at March 31, 2021, a decrease of $1.4 million from $542.7 million at June 30, 2020. The decrease in working capital was driven by the net decrease in cash and cash equivalents and revolving and other lines of credit and notes payable primarily related to paying down outstanding borrowings on the Credit Agreement during the current fiscal year, a decrease in inventory of $46.3 million, an increase in other current liabilities of $15.2 million primarily due to an increase in the amount of accrued variable compensation, an increase in accrued expenses of $10.7 million due to an increase in accrued payroll and an increase in current operating lease liabilities of $1.5 million. Offsetting these decreases were an increase in accounts receivable of $65.2 million and a decrease in accrued income taxes of $18.1 million. Currency exchange rate effects increased working capital by a total of approximately $24 million, the impact of which is included in the aforementioned changes.
Property, plant and equipment, net increased $15.7 million from $1,038.3 million at June 30, 2020 to $1,054.0 million at March 31, 2021, primarily due to capital additions of approximately $86.6 million and favorable currency exchange impact of approximately $20 million, partially offset by depreciation expense of $83.7 million and disposals of $6.9 million.
At March 31, 2021, other assets were $594.1 million, an increase of $35.6 million from $558.5 million at June 30, 2020. The primary drivers for the increase were an increase in other assets of $24.8 million primarily due to an increase in pension plan assets and an increase in deferred income taxes of $9.2 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Kennametal Shareholders' equity was $1,276.4 million at March 31, 2021, an increase of $46.5 million from $1,229.9 million at June 30, 2020. The increase was primarily due to favorable currency exchange effects of $47.1 million, net income attributable to Kennametal of $19.3 million and capital stock issued under employee benefit and stock plans of $19.1 million, partially offset by cash dividends paid to Kennametal Shareholders of $50.0 million.
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
Organic sales growth (decline) Organic sales growth (decline) is a non-GAAP financial measure of sales growth (decline) (which is the most directly comparable GAAP measure) excluding the effects of acquisitions, divestitures, business days and foreign currency exchange from year-over-year comparisons. We believe this measure provides investors with a supplemental understanding of underlying sales trends by providing sales growth (decline) on a consistent basis. Also, we report organic sales growth (decline) at the consolidated and segment levels.
Constant currency end market sales growth (decline) Constant currency end market sales growth (decline) is a non-GAAP financial measure of sales growth (decline) (which is the most directly comparable GAAP measure) by end market excluding the effects of acquisitions, divestitures and foreign currency exchange from year-over-year comparisons. We note that, unlike organic sales growth (decline), constant currency end market sales growth (decline) does not exclude the effect of business days. We believe this measure provides investors with a supplemental understanding of underlying end market trends by providing end market sales growth (decline) on a consistent basis. Also, we report constant currency end market sales growth (decline) at the consolidated and segment levels.
Constant currency regional sales growth (decline) Constant currency regional sales growth (decline) is a non-GAAP financial measure of sales growth (decline) (which is the most directly comparable GAAP measure) by region excluding the effects of acquisitions, divestitures and foreign currency exchange from year-over-year comparisons. We note that, unlike organic sales growth (decline), constant currency regional sales growth (decline) does not exclude the effect of business days. We believe this measure provides investors with a supplemental understanding of underlying regional trends by providing regional sales growth (decline) on a consistent basis. Also, we report constant currency regional sales growth (decline) at the consolidated and segment levels.
Reconciliations of organic sales growth (decline) to sales growth (decline) are as follows:

Three Months Ended March 31, 2021	Metal Cutting	Infrastructure	Total
Organic sales growth (decline)	—%	(3)%	(1)%
Foreign currency exchange effect(1)	3	2	2
Business days effect(2)	(1)	(1)	(1)
Sales growth (decline)	2%	(2)%	—%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Nine Months Ended March 31, 2021	Metal Cutting	Infrastructure	Total
Organic sales decline	(12)%	(11)%	(12)%
Foreign currency exchange effect(1)	1	1	1
Business days effect(2)	(1)	—	—
Divestiture effect(3)	—	(2)	(1)
Sales decline	(12)%	(12)%	(12)%
Reconciliations of constant currency end market sales growth (decline) to end market sales growth (decline)(4) are as follows:

Metal Cutting
Three Months Ended March 31, 2021	General engineering	Transportation	Aerospace	Energy
Constant currency end market sales growth (decline)	1%	11%	(34)%	(16)%
Foreign currency exchange effect(1)	3	4	2	4
End market sales growth (decline)(4)	4%	15%	(32)%	(12)%

Infrastructure
Three Months Ended March 31, 2021	Energy	Earthworks	General engineering
Constant currency end market sales (decline) growth	(14)%	(3)%	2%
Foreign currency exchange effect(1)	2	3	3
End market sales (decline) growth(4)	(12)%	—%	5%

Total
Three Months Ended March 31, 2021	General engineering	Transportation	Aerospace	Energy	Earthworks
Constant currency end market sales growth (decline)	1%	11%	(34)%	(14)%	(3)%
Foreign currency exchange effect(1)	3	4	2	2	3
End market sales growth (decline)(4)	4%	15%	(32)%	(12)%	—%

Metal Cutting
Nine Months Ended March 31, 2021	General engineering	Transportation	Aerospace	Energy
Constant currency end market sales decline	(10)%	(5)%	(41)%	(17)%
Foreign currency exchange effect(1)	1	1	1	2
End market sales decline(4)	(9)%	(4)%	(40)%	(15)%

Infrastructure
Nine Months Ended March 31, 2021	Energy	Earthworks	General engineering
Constant currency end market sales decline	(23)%	(8)%	(6)%
Foreign currency exchange effect(1)	2	—	2
Divestiture effect(3)	(1)	—	(5)
End market sales decline(4)	(22)%	(8)%	(9)%

Total
Nine Months Ended March 31, 2021	General engineering	Transportation	Aerospace	Energy	Earthworks
Constant currency end market sales decline	(9)%	(5)%	(41)%	(21)%	(8)%
Foreign currency exchange effect(1)	1	1	1	1	—
Divestiture effect(3)	(1)	—	—	—	—
End market sales decline(4)	(9)%	(4)%	(40)%	(20)%	(8)%
Reconciliations of constant currency regional sales (decline) growth to reported regional sales (decline) growth(5) are as follows:

	Three Months Ended March 31, 2021			Nine Months Ended March 31, 2021
	Americas	EMEA	Asia Pacific	Americas	EMEA	Asia Pacific
Metal Cutting
Constant currency regional sales (decline) growth	(9)%	—%	10%	(19)%	(12)%	(2)%
Foreign currency exchange effect(1)	(1)	7	5	(2)	4	2
Regional sales (decline) growth(5)	(10)%	7%	15%	(21)%	(8)%	—%

Infrastructure
Constant currency regional sales (decline) growth	(11)%	(13)%	30%	(19)%	—%	9%
Foreign currency exchange effect(1)	—	6	7	1	(9)	4
Divestiture effect(3)	—	—	—	(3)	—	—
Regional sales (decline) growth(5)	(11)%	(7)%	37%	(21)%	(9)%	13%

Total
Constant currency regional sales (decline) growth	(10)%	(3)%	17%	(19)%	(12)%	2%
Foreign currency exchange effect(1)	—	7	5	(1)	4	2
Divestiture effect(3)	—	—	—	(1)	—	—
Regional sales (decline) growth(5)	(10)%	4%	22%	(21)%	(8)%	4%
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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at March 31, 2021 that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we are party to legal claims and proceedings that arise in the ordinary course of business, which may relate to our operations or assets, including real, tangible or intellectual property. Although certain of these types of actions are currently pending, we do not believe that any individual proceeding is material or that our pending legal proceedings in the aggregate are material to Kennametal. See Note 12. Environmental Matters" for a discussion of our exposure to certain environmental liabilities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2021	3,763	$36.88	—	10,100,100
February 1 through February 28, 2021	4,021	37.03	—	10,100,100
March 1 through March 31, 2021	1,770	40.13	—	10,100,100
Total	9,554	$37.55	—

(1)During the current period, 1,352 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 8,202 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.
(2)On July 25, 2013, the Company publicly announced an amended repurchase program for up to 17 million shares of its outstanding capital stock outside of the Company's dividend reinvestment program.

UNREGISTERED SALES OF EQUITY SECURITIES
None.

ITEM 6. EXHIBITS

10	Material Contracts
10.1	Fourth Supplemental Indenture dated February 23, 2021 between Kennametal Inc. and U.S. Bank National Association	Exhibit 4.1 of the Form 8-K filed February 23, 2021 (File No. 001-05318) is incorporated herein by reference.
10.2	Form of 2.800% Senior Note due March 1, 2031 (form included in Fourth Supplemental Indenture)	Exhibit 4.1 of the Form 8-K filed February 23, 2021 (File No. 001-05318) is incorporated herein by reference.
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification executed by Christopher Rossi, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.
31.2	Certification executed by Damon J. Audia, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.
32	Section 1350 Certifications
32.1
Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Christopher Rossi, President and Chief Executive Officer of Kennametal Inc., and Damon J. Audia, Vice President and Chief Financial Officer of Kennametal Inc.
Filed herewith.
101	XBRL
101.INS (1)	XBRL Instance Document	Filed herewith.
101.SCH (2)	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF (2)	XBRL Taxonomy Definition Linkbase	Filed herewith.
101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
(1)The instance document does not appear in the Interactive Data File because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.
(2)Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statement of Income for the three and nine months ended March 31, 2021 and 2020, (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended March 31, 2021 and 2020, (iii) the Condensed Consolidated Balance Sheet at March 31, 2021 and June 30, 2020, (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended March 31, 2021 and 2020 and (v) Notes to Condensed Consolidated Financial Statements for the three and nine months ended March 31, 2021 and 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date:	May 4, 2021	By:	/s/ Patrick S. Watson
Patrick S. Watson Vice President Finance and Corporate Controller