Form 10-K
period 2021-06-30
KENNAMETAL INC
filed 2021-08-10
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 31, 2020, the aggregate market value of the registrant’s Capital Stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $1,867,500,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant’s Capital Stock have been deemed affiliates.
As of July 31, 2021, there were 83,615,430 shares of the Registrant’s Capital Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III.

FORWARD-LOOKING INFORMATION
Statements and financial discussion and analysis contained herein and in the documents incorporated by reference herein that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For example, statements about Kennametal's outlook for earnings, sales volumes, cash flow, and capital expenditures for its fiscal year 2022, its expectations regarding future growth and any statements regarding future operating or financial performance or events are forward-looking. We have also included forward-looking statements in this Annual Report on Form 10-K ("Annual Report") concerning, among other things, our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position, and product development. Forward-looking statements are based on management's beliefs, assumptions and estimates using information available to us at the time the statements are made. These statements are not guarantees of future events or performance and are subject to various risks and uncertainties that are difficult to predict. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, our actual results could vary materially from our current expectations. There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements. They include: the pace of recovery from the COVID-19 pandemic and its effect on our business operations, financial results and financial position and on the industries in which we operate and the global economy generally and any resurgence of COVID-19 or emergence of COVID-19 variants; other downturns in the business cycle or the economy; our ability to achieve all anticipated benefits from our restructuring, simplification and modernization initiatives; risks related to our foreign operations and international markets, such as fluctuations in currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; potential for future goodwill and other intangible asset impairment charges; our ability to protect and defend our intellectual property; continuity and security of information technology infrastructure; competition; our ability to retain our management and employees; demands on management resources; availability and cost of the raw materials we use to manufacture our products; additional tax expenses or exposures; product liability claims; integrating acquisitions and achieving the expected savings and synergies; global or regional catastrophic events; demand for and market acceptance of our products; business divestitures; labor relations; and implementation of environmental remediation matters. We provide additional information about many of the specific risks we face in the "Risk Factors" section of this Annual Report. We can give no assurance that any goal or plan set forth in our forward-looking statements will be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. Except as required by law, we do not intend to release publicly any revisions to forward-looking statements as a result of future events or developments.

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
Our standard and custom product offering spans metal cutting and wear applications including turning, milling, hole making, tooling systems and services, as well as specialized wear components and metallurgical powders. End users of the Company's metal cutting products include manufacturers engaged in a diverse array of industries including: the manufacturers of transportation vehicles and components, machine tools and light and heavy machinery; airframe and aerospace components; and energy-related components for the oil and gas industry, as well as power generation. The Company’s wear and metallurgical powders are used by producers and suppliers in equipment-intensive operations such as road construction, mining, quarrying, and oil and gas exploration, refining, production and supply.
Unless otherwise specified, any reference to a “year” refers to our fiscal year ending on June 30. Unless the context requires otherwise, the terms “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.
BUSINESS SEGMENT REVIEW The Company operates in two segments: Metal Cutting and Infrastructure. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities, the manner in which we organize segments for making operating decisions and assessing performance and the availability of separate financial results. Sales and operating income by segment are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of this Annual Report (MD&A). Additional segment data is provided in Note 21 of our consolidated financial statements set forth in Item 8 of this Annual Report.
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
INTERNATIONAL OPERATIONS During 2021, we generated 62 percent of our consolidated sales in markets outside of the United States of America (U.S.), with principal international operations in Western Europe, China and India. We also operate manufacturing and distribution facilities in Israel, Latin America and South Africa, while serving customers through sales offices, agents and distributors in Eastern Europe and other parts of the world. While geographic diversification helps to minimize the sales and earnings effect of demand changes in any one particular region, our international operations are subject to normal risks of doing business globally, including fluctuations in currency exchange rates and changes in social, political and economic environments.

Our international assets and sales are presented in Note 21 of the Company’s consolidated financial statements, set forth in Item 8 of this Annual Report. Further information about the effects and risks of currency exchange rates are presented in the Quantitative and Qualitative Disclosures About Market Risk section, set forth in Item 7A of this Annual Report.
STRATEGY AND GENERAL DEVELOPMENT OF BUSINESS We continued to make progress on our growth and simplification/modernization initiatives in the following areas in fiscal 2021.
Growth
•Began repositioning the WIDIA product portfolio to target the Fit-for-Purpose tooling market, thereby increasing our served market by an estimated 40 percent.
•We launched 11 new product families; including KYK10TM, our first new shapeable ceramic inserts for cast iron machining; ALUFLASHTM solid carbide endmills for aluminum and Stellite 21 AMTM powder for 3D printing.
Simplification/modernization
•Substantially completed the capital investment and restructuring from simplification/modernization, generating total savings of approximately $186 million.
•Completed six facility consolidations since fiscal 2017, delivering our footprint rationalization target.
Operational results in 2021 reflected the challenging macroeconomic environment caused by the Coronavirus Disease 2019 (COVID-19) pandemic. Sales in 2021 of $1,841.4 million decreased from $1,885.3 million in 2020, reflecting a 2 percent decrease of which 4 percent was due to organic sales decline, partially offset by 2 percent from favorable currency exchange effect.
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
We establish and maintain accruals for certain potential environmental obligations. At June 30, 2021 and 2020, the balances of these accruals were $14.7 million and $15.6 million, respectively. These accruals represent anticipated costs associated with the remediation of these issues and are generally not discounted.
The accruals we have established for environmental obligations represent our best current estimate of the probable and reasonably estimable costs of addressing identified environmental situations, based on our review of currently available evidence, and taking into consideration our prior experience in remediation and that of other companies, as well as public information released by the United States Environmental Protection Agency (USEPA), other governmental agencies and by the Potentially Responsible Party (PRP) groups in which we are participating. Although the accruals currently appear to be sufficient to cover these environmental obligations, there are uncertainties associated with environmental liabilities, and we can give no assurance that our estimate of any environmental liability will not increase or decrease in the future. The recorded and unrecorded liabilities for all environmental concerns could change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs and the involvement of and direction taken by the government on these matters.
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
HUMAN CAPITAL RESOURCES
Employee Profile
We employed 8,635 people at June 30, 2021, of which approximately 2,900 were located in the U.S. and 5,700 were located in other parts of the world, principally Germany, India and China. At June 30, 2021, approximately 2,200 of our employees were represented by labor unions. We consider our labor relations to be generally good.

Diversity and Inclusion
We value diversity in all forms and are fully committed to inclusion in the workplace.
In fiscal 2021, we developed a robust strategy and supporting infrastructure to elevate and advance diversity and inclusion (D&I) across our global organization and instill accountability for our performance. The enhanced D&I strategy focuses on four strategic pillars – awareness, acquisition, development and community. To drive action and accountability, each pillar is led by a senior Kennametal executive who is known as an accountability partner and is responsible for developing strategic initiatives in partnership with our People & Culture team. While the pandemic presented challenges to fully implementing the strategy in fiscal 2021, we made strides in each pillar.
Our new Global Inclusion Council, which consists of cross-functional global leaders, champions the strategic initiatives and provides guidance and support. Four regional inclusion councils covering the Americas, Asia Pacific, EMEA and India execute the strategies and provide a global perspective.
During the fiscal year, our senior leaders went through inclusive leadership training, with topics covering shared awareness, unconscious bias and accountability, to further strengthen their skillsets and underscore their commitment to D&I.

Number of Employees
	Female		Male
As of June 30	Number	Percent	Number	Percent	Total
2021	1,485	17.2%	7,150	82.8%	8,635
2020	1,537	17.1%	7,452	82.9%	8,989

Women in Leadership Roles (in percentages)
As of June 30	Board of Directors	Executive	Leadership	Senior Management
2021	22.2%	42.9%	24.0%	11.5%
2020	22.2%	30.0%	26.1%	10.6%
Health and Safety
Safety, including the health of our employees, is one of our core values and a priority across our global operations. We are committed to developing a world-class health and safety culture to target zero injuries and illnesses. Our health and safety strategy is designed to focus all employees on proactively identifying, mitigating and eliminating high-risk conditions that could result in a serious injury or fatality. The strategy consists of three pillars – fatality and serious injury (FSI) prevention, incident prevention, and leadership development and compliance culture.
Our recordable cases and total recordable incident rate (TRIR) decreased to 0.37 in fiscal 2021 compared to 0.42 in fiscal 2020. In fiscal 2021, we achieved a 12 percent reduction in our TRIR compared to the prior fiscal year.
A primary goal in fiscal 2021 remained keeping our employees and their families safe from COVID-19 while meeting the needs of our customers. We enforced strict and comprehensive COVID-19 protocols and processes, including:
•Social distancing;
•Face coverings;
•Enhanced disinfecting and cleaning regimens;
•Quarantining and contact tracing;
•Limited site visitors;
•Work-from-home requirement for non-essential employees; and
•Restricted travel.
In March 2021, we launched the Give 75% a Shot campaign to encourage at least 75 percent of our employees to be vaccinated voluntarily. Where we are legally allowed to do so, employees at any location that reach the 75 percent target will be provided with an incentive in the form of award points that are part of our existing reward and recognition program. These points can be redeemed for merchandise or gift certificates of an employee’s choosing. At the end of fiscal 2021, 53 percent of eligible employees self-reported that they were in some stage of the vaccination process, while six of our sites had reached the 75 percent vaccination target. We will continue our efforts to encourage employees to get vaccinated in fiscal 2022.

Employee Development and Training
For the Company to grow, our employees must grow and develop continuously. We offer learning and development opportunities for all employees. In fiscal 2021, this included training for senior, mid-level and emerging leaders in role- and function-specific skills, such as project management, process improvement and sales effectiveness. We also offered our operational employees technical training through the Kennametal Knowledge Center.
Supporting our learning and development efforts is our new OneTeam learning management system. Available in multiple languages, OneTeam offers more than 2,800 online courses in an easy-to-use interface. Our employees completed 12,890 hours of training using the system in fiscal 2021.
We also initiated a comprehensive overhaul of our development programs, with the new approach focusing on the following:
•Individual development;
•Leadership development;
•Business- and operations-focused content;
•Sales-focused content; and
•Diversity and inclusion content.
Employee Engagement
We conducted an employee engagement survey in September 2020, achieving a 70 percent response rate. Our overall average engagement score was 64, with a percent favorable result of 55 percent. The latter was down six percentage points from our prior survey in 2018. We expected a lower score this year given the level of uncertainty and changes that we were experiencing from the COVID-19 pandemic.
As a follow-up to the survey, targeted action plans were put in place focusing on one or two important team engagement goals, and we conducted three short pulse surveys during fiscal 2021 to check on progress. In June 2021, we conducted a second full employee engagement survey to gauge overall progress in employee engagement. With a response rate of 74 percent, the June survey indicated that we continue to make progress in employee engagement, with the average engagement score increasing to 66, while our percent favorable increased to 58 percent.
AVAILABLE INFORMATION Our internet address is www.kennametal.com. On the SEC Filings page of our Website, which is accessible under the "About Us" tab, under Investor Relations, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): our annual reports on Form 10-K, our annual proxy statements, our annual conflict minerals disclosure and reports on Form SD, our annual reports on Form 11-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC Filings page of our Website also includes Forms 3, 4 and 5 filed pursuant to Section 16(a) of the Exchange Act. All filings posted on our SEC Filings page are available to be viewed on our Website free of charge. On the Corporate Governance page of our Website, which is accessible under the "About Us" tab, under Investor Relations, we post the following charters and guidelines: Audit Committee Charter, Compensation Committee Charter, Nominating/Corporate Governance Committee Charter, Kennametal Inc. Corporate Governance Guidelines and Kennametal Inc. Stock Ownership Guidelines. On the Ethics and Compliance page of our Website, which is under the "About Us" tab, we post our Code of Conduct. All charters and guidelines posted on our Website are available to be viewed free of charge. Information contained on our Website is not part of this Annual Report or our other filings with the SEC. Copies of this Annual Report and those items disclosed on the Corporate Governance and Ethics and Compliance pages of our Website are available without charge upon written request to: Investor Relations, Kennametal Inc., 525 William Penn Place, Suite 3300, Pittsburgh, Pennsylvania 15219-2706. The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, including Kennametal that file electronically with the SEC.

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

Global Operational Risks:
Public health threats or outbreaks of communicable diseases could have a material adverse effect on our operations and financial results. We face risks related to public health threats or outbreaks of communicable diseases. A widespread healthcare crisis, such as an outbreak of a communicable disease could adversely affect the global economy and our business, our suppliers and our customers’ ability to conduct business for an indefinite period of time. For example, the ongoing global Coronavirus Disease 2019 (COVID-19) pandemic, has negatively affected the global economy, disrupted financial markets and international trade, resulted in increased unemployment levels and significantly affected global supply chains, all of which have and are expected to continue to affect our end markets. Federal, state, and local governments have implemented various mitigation measures at various times since the pandemic began, including travel restrictions, border closings, restrictions on public gatherings, shelter-in-place restrictions and limitations on non-essential business. Some jurisdictions have relaxed these measures, while others have not or have reinstated them as COVID-19 cases surge and variants emerge. Although we are considered an essential business in most jurisdictions, some of these actions have adversely affected the ability of our employees, contractors, suppliers, customers, and other business partners to conduct business activities, and could continue to do so for an indefinite period of time. It is not possible to accurately predict with any degree of certainty the impact COVID-19 will have on our operations going forward as the situation continues to remain fluid, including, but not limited to, the pace of the continued spread of the pandemic, the severity and ultimate duration of the pandemic, including any resurgences, mutations or variants, any governmental regulations or restrictions imposed in response to such, and the ultimate efficacy and distribution speed of approved vaccines and treatments. This could have a material adverse effect on our results of operations, financial condition, and liquidity. In particular, the continued spread of COVID-19 and variants and efforts to contain the virus could:
•continue to affect customer demand across our end markets and geographical regions;
•affect our ability to conduct business in certain jurisdictions in which we operate where nationwide, regional or local lockdowns are currently implemented or may be implemented in the future;
•cause us to experience an increase in costs as a result of the emergency measures we have taken, delayed payments from customers and uncollectible accounts;
•cause delays and disruptions in our supply chain resulting in disruptions in the commencement dates of certain planned projects;
•affect the availability of qualified personnel;
•affect our ability to fund operations and maintain covenant compliance;
•affect our access to financial markets;
•affect our ability to accurately forecast; and
•cause other unpredictable events.
The global situation surrounding COVID-19 remains uncertain. The COVID-19 pandemic has negatively affected our business operations, financial results and financial position and the industries in which we operate. The extent to which the COVID-19 pandemic may affect our business, operating results, financial condition, or liquidity in the future will depend on future developments, including the duration of the outbreak, the emergence of more contagious or virulent strains of the virus, travel restrictions, business and workforce disruptions, the availability, uptake and efficacy of vaccines, and the effectiveness of actions taken to contain and treat the disease.
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

Our international operations pose certain risks that may adversely affect sales and earnings. We have manufacturing operations and assets located outside of the U.S., including but not limited to those in Western Europe, Brazil, Canada, China, India, Israel and South Africa. We also sell our products to customers and distributors located outside of the U.S. During the year ended June 30, 2021, 62 percent of our consolidated sales were derived from non-U.S. markets. These international operations are subject to a number of special risks, in addition to the risks of our domestic operations, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, exchange controls, regional economic uncertainty, overlap of different tax regimens, differing (and possibly more stringent) labor regulations, labor unrest, risk of governmental expropriation, domestic and foreign customs and tariffs, current and changing regulatory environments (including, but not limited to, the risks associated with the importation and exportation of products and raw materials), risk of failure of our foreign employees to comply with both U.S. and foreign laws, including antitrust laws, trade regulations and the Foreign Corrupt Practices Act, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, social and political instability and unrest and risks of increased taxes and/or adverse tax consequences. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. To the extent we are unable to effectively manage our international operations and these risks, our international sales may be adversely affected, we may be subject to additional and unanticipated costs, and we may be subject to litigation or regulatory action. As a consequence, our business, financial condition and results of operations could be seriously harmed.
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
Implementation of tariffs and changes to or uncertainties related to tariffs and trade agreements could adversely affect our business. The U.S. government has imposed tariffs on certain foreign goods from a variety of countries and regions, most notably China, that it perceives as engaging in unfair trade practices, and previously raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods from other countries. In response, many of these foreign governments have imposed retaliatory tariffs on goods that their countries import from the U.S. Uncertainties with respect to tariffs, trade agreements or any potential trade wars could negatively affect the global economy and could affect demand for our products and could have a material adverse effect on our financial condition, results of operations and cash flows. Changes in tariffs and trade barriers could also result in adverse changes in the cost and availability of our raw materials, and our ability to manufacture globally to support global sales which could lead to increased costs that we may not be able to effectively pass on to customers, each of which could materially adversely affect our operating margins, results of operations and cash flows.
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
Regulations affecting the mining and drilling industries, utilities industry or the use of fossil fuels. Some of our principal customers are mining and drilling companies that supply coal, oil, gas or other fuels as a source of energy to utility companies or for transportation. The operations of these mining and drilling companies are geographically diverse and are subject to or affected by a wide array of regulations in the jurisdictions where they operate. As a result of changes in regulations and laws relating to these industries, including, without limitation, actions to limit or reduce greenhouse gas emissions from the use of fossil fuels, our customers’ operations could be disrupted or curtailed by governmental authorities. The high cost of compliance with these regulations may also induce customers to discontinue or limit their operations and may discourage companies from developing new opportunities. As a result of these factors, demand for our mining- and drilling-related products could be substantially affected by regulations adversely affecting the mining and drilling industries or altering the fuel choices of utilities or in transportation. Our principal customers also include transportation original equipment manufacturers and tier suppliers engaged in the production of internal combustion engines. As a result of breakthrough technologies, changing consumer preferences or regulations designed to limit or reduce greenhouse gas emissions from the use of fossil fuels in transportation, demand for our products could be negatively affected.
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
Business Strategy Risks:
Our restructuring efforts may not have the intended effects. We are implementing restructuring and other actions to reduce structural costs, improve operational efficiency and position the Company for long-term profitable growth. However, there is no assurance that these efforts, or that any other actions that we have taken or may take in the future, will be sufficient to counter any future economic or industry disruptions. We cannot provide assurance that we will not incur additional restructuring charges or impairment charges, or that we will achieve all of the anticipated benefits from the restructuring actions we have taken, are taking now, or plan to take in the future. If we are unable to effectively restructure our operations in light of evolving market conditions, it could have a material adverse effect on our business, financial condition, results of operations and cash flows
We may not be able to complete, manage or integrate acquisitions successfully. We have acquired companies in the past and we may continue to evaluate acquisition opportunities that have the potential strengthen or expand our business. We can give no assurances, however, that any acquisition opportunities will arise or if they do, that they will be consummated, or that additional financing, if needed, will be available on satisfactory terms. In addition, acquisitions involve inherent risks that the businesses acquired will not perform in accordance with our expectations. We may not be able to achieve the synergies and other benefits we expect from the integration of acquisitions as successfully or rapidly as projected, if at all. Our failure to consummate an acquisition or effectively integrate newly acquired operations could prevent us from realizing our expected strategic growth and rate of return on an acquired business and could have a material and adverse effect on our results of operations and financial condition.

Impairment of goodwill and other intangible assets with indefinite lives could result in a negative effect on our financial condition and results of operations. At June 30, 2021, goodwill and other indefinite-lived intangible assets totaled $289.4 million, or 11 percent of our total assets. Goodwill results from acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. We assess at least annually whether there has been impairment in the value of our goodwill and indefinite-lived intangible asset. If future operating performance at one or more of our reporting units were to fall significantly below current levels, we could record, under current applicable accounting rules, a non-cash impairment charge for goodwill or other intangible asset impairment. Any determination requiring the impairment of a significant portion of goodwill or other intangible assets would negatively affect our financial condition and results of operations.
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
Cybersecurity Risks:
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

Raw Material Risks:
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
Capital and Credit-Related Risks:
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

ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 2 – PROPERTIES
Our principal executive offices are located at 525 William Penn Place, Suite 3300, Pittsburgh, Pennsylvania, 15219. Our corporate and technology center is located at 1600 Technology Way, P.O. Box 231, Latrobe, Pennsylvania, 15650. A summary of our principal manufacturing facilities and other materially important properties is as follows:

Primary Segment
Location	Owned/Leased	Principal Products	MC(1)	INF(2)
United States:
Gurley, Alabama	Owned	Metallurgical Powders		X
Huntsville, Alabama	Owned	Metallurgical Powders		X
Rogers, Arkansas	Owned/Leased	Carbide Products, Pelletizing Die Plates and Downhole Drilling Carbide Components		X
Goshen, Indiana	Leased	Powders; Welding Rods, Wires and Machines		X
New Albany, Indiana	Leased	High Wear Coating for Steel Parts		X
Greenfield, Massachusetts	Owned	High-Speed Steel Taps	X
Traverse City, Michigan	Owned	Wear Parts		X
Fallon, Nevada	Owned	Metallurgical Powders		X
Asheboro, North Carolina	Owned	Carbide Round Tools	X
Henderson, North Carolina	Owned	Metallurgical Powders		X
Roanoke Rapids, North Carolina	Owned	Metal Cutting Inserts	X
Cleveland, Ohio	Leased	Distribution	X
Orwell, Ohio	Owned	Metal Cutting Inserts	X
Solon, Ohio	Owned	Metal Cutting Toolholders	X

Primary Segment
Location	Owned/Leased	Principal Products	MC(1)	INF(2)
Whitehouse, Ohio	Owned/Leased	Metal Cutting Inserts and Round Tools	X
Bedford, Pennsylvania	Owned/Leased	Mining and Construction Tools, Wear Parts and Distribution		X
La Vergne, Tennessee	Owned	Metal Cutting Inserts	X
New Market, Virginia	Owned	Metal Cutting Toolholders	X
International:
La Paz, Bolivia	Owned	Tungsten Concentrate		X
Indaiatuba, Brazil	Leased	Metal Cutting Carbide Drills and Toolholders	X
Belleville, Canada	Owned	Casting Components, Coatings and Powder Metallurgy Components		X
Victoria, Canada	Owned	Wear Parts		X
Fengpu, China	Owned	Intermetallic Composite Ceramic Powders and Parts		X
Shanghai, China	Owned	Powders, Welding Rods and Wires and Cast Components		X
Shanghai, China	Leased	Distribution	X
Tianjin, China	Owned	Metal Cutting Inserts, Carbide Round Tools and Metallurgical Powders	X	X
Xuzhou, China	Leased	Mining Tools		X
Ebermannstadt, Germany	Owned	Metal Cutting Inserts	X
Essen, Germany	Owned/Leased	Metal Cutting Inserts	X
Königsee, Germany	Leased	Metal Cutting Carbide Drills	X
Mistelgau, Germany	Owned	Wear Parts and Metallurgical Powders		X
Nabburg, Germany	Owned	Metal Cutting Toolholders and Metal Cutting Round Tools, Drills and Mills	X
Schongau, Germany	Owned	Ceramic Vaporizer Boats		X
Vohenstrauss, Germany	Owned	Metal Cutting Carbide Drills	X
Bangalore, India	Owned	Metal Cutting Inserts, Toolholders and Wear Parts	X	X
Shlomi, Israel	Owned	High-Speed Steel and Carbide Round Tools	X
Zory, Poland	Leased	Metal Cutting Carbide Drills	X
Boksburg, South Africa	Leased	Mining and Construction Conicals		X
Barcelona, Spain	Leased	Metal Cutting Tools	X
Kingswinford, United Kingdom	Leased	Distribution	X
Newport, United Kingdom	Owned	Intermetallic Composite Powders		X
(1)Metal Cutting segment
(2)Infrastructure segment
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

ITEM 3 - LEGAL PROCEEDINGS
The information set forth in Part I, Item 1, of this Annual Report under the caption “Regulation” is incorporated by reference into this Item 3. From time to time, we are party to legal claims and proceedings that arise in the ordinary course of business, which may relate to our operations or assets, including real, tangible or intellectual property assets. Although we currently believe that the amount of ultimate liability, if any, we may face with respect to these actions will not materially affect our financial position, results of operations or liquidity, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur or if protracted litigation were to ensue, the effect on us could be material.

ITEM 4 - MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Incorporated by reference into this Part I is the information set forth in Part III, Item 10 of this Annual Report under the caption “Information About Our Executive Officers.”

PART II
ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our capital stock is traded on the New York Stock Exchange under the symbol "KMT." The number of shareholders of record as of July 31, 2021 was 1,378.
The information incorporated by reference into Part III, Item 12 of this Annual Report from our 2021 Proxy Statement under the heading “Equity Compensation Plans – Equity Compensation Plan Information” is hereby incorporated by reference into this Item 5.
PERFORMANCE GRAPH
The following graph compares cumulative total shareholder return on our capital stock with the cumulative total shareholder return on the common stock of the companies in the Standard & Poor’s Mid-Cap 400 Market Index (S&P Midcap 400), the Standard & Poor’s 400 Capital Goods (S&P 400 Capital Goods), the Standard & Poor's Global 1200 Industrials Index (S&P Global 1200 Industrials) and the peer groups of companies determined by us (New Peer Group and Old Peer Group) for the period from June 30, 2016 to June 30, 2021.
In fiscal 2021, we established a New Peer Group in order to align with how we evaluate our executive compensation, and we believe this group is representative of Kennametal's peers. We have included both this New Peer Group as well as the Old Peer Group in the comparisons below.
The New Peer Group consists of the following companies: Altra Industrial Motion Corp.; Barnes Group Inc.; Colfax Corporation; Crane Co.; Curtiss-Wright Corporation; EnPro Industries, Inc.; Flowserve Corporation; Graco Inc.; ITT Inc.; Lincoln Electric Holdings, Inc.; Nordson Corporation; Rexnord Corporation; Simpson Manufacturing Co., Inc.; SPX Corporation; SPX FLOW, Inc.; The Timken Company; Watts Water Technologies, Inc.; and Woodward, Inc.
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

Assumes $100 Invested on July 1, 2016 and All Dividends Reinvested

	2016	2017	2018	2019	2020	2021
Kennametal	$100.00	$173.42	$169.78	$178.75	$142.64	$182.60
New Peer Group Index	100.00	133.94	146.21	163.23	148.70	227.23
Old Peer Group Index	100.00	141.39	159.04	179.30	161.69	238.64
S&P Midcap 400	100.00	118.57	134.58	136.41	127.28	195.03
S&P 400 Capital Goods	100.00	129.35	143.25	160.41	150.49	245.40
S&P Global 1200 Industrials	100.00	124.41	132.77	141.78	131.59	192.41

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2021	1,074	$40.53	—	10,100,100
May 1 through May 31, 2021	1,090	37.84	—	10,100,100
June 1 through June 30, 2021	83	38.13	—	10,100,100
Total	2,247	$39.14	—
(1)During the fourth quarter of 2021, 1,090 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Employees also delivered 1,157 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.
(2)On July 25, 2013, the Company publicly announced an open-ended, amended repurchase program for up to 17 million shares of its outstanding common stock outside of the Company's dividend reinvestment program. The program was terminated when on July 27, 2021, the Board of Directors of the Company approved a share repurchase program authorizing the Company to purchase up to $200 million of the Company's common stock over a three-year period.

UNREGISTERED SALES OF EQUITY SECURITIES
None.

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
Our standard and custom product offering spans metal cutting and wear applications including turning, milling, hole making, tooling systems and services, as well as specialized wear components and metallurgical powders. End users of the Company's metal cutting products include manufacturers engaged in a diverse array of industries including: the manufacturers of transportation vehicles and components, machine tools and light and heavy machinery; airframe and aerospace components; and energy-related components for the oil and gas industry, as well as power generation. The Company’s wear and metallurgical powders are used by producers and suppliers in equipment-intensive operations such as road construction, mining, quarrying, and oil and gas exploration, refining, production and supply.
Throughout Management's Discussion and Analysis of Financial Condition and Results of Operations (the MD&A), we refer to measures used by management to evaluate performance. We also refer to a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP), including organic sales growth (decline), constant currency regional sales growth (decline) and constant currency end market sales growth (decline). The explanation at the end of the MD&A provides the definition of these non-GAAP financial measures as well as details on their use and a reconciliation to the most directly comparable GAAP financial measures.
Our sales of $1,841.4 million for the year ended June 30, 2021 decreased 2 percent year-over-year, reflecting 4 percent organic sales decline and a 2 percent favorable currency exchange effect. Despite the challenging macro-economic environment due to the COVID-19 pandemic, the Company continued to have success with sequential sales improvement each quarter throughout the year.
Operating income was $102.2 million in 2021 compared to $22.3 million in the prior year. The increase in operating income was primarily due to incremental simplification/modernization benefits of $85.0 million, lower raw material costs and $40.4 million of pre-tax restructuring and related charges compared to $83.3 million in the prior year, partially offset by increased variable compensation expense, organic sales decline and associated volume-related manufacturing inefficiencies and unfavorable geographical and product mix. Operating margin in 2021 was 5.5 percent compared to 1.2 percent in the prior year. In 2021, the Metal Cutting and Infrastructure segments had operating margins of 4.0 percent and 8.6 percent, respectively.
On March 11, 2020, the World Health Organization declared the Coronavirus Disease 2019 (COVID-19) a pandemic bringing significant uncertainty in our end markets and operations. Since then, national, regional and local governments have taken steps at various times since the pandemic began to limit the spread of the virus through stay-at-home, social distancing, and various other orders and guidelines. Although some jurisdictions have relaxed these measures, others have not or have reinstated them as COVID-19 cases surge and variants emerge. The imposition of these measures has created significant operating constraints on our business. Throughout the pandemic, based on the guidance provided by the U.S. Centers for Disease Control and other relevant authorities, we have deployed safety protocols and processes to keep our employees safe while continuing to serve our customers. To date, we have not experienced a material disruption in our supply chain. The extent to which the COVID-19 pandemic may continue to affect our business, operating results or financial condition in the future will depend on future developments, including the duration of the outbreak, the emergence of more contagious or virulent strains of the virus, travel restrictions, business and workforce disruptions, the availability, update and efficacy of vaccines and the effectiveness of other actions taken to contain and treat the disease.
The Company's cost structure benefited from our simplification/modernization initiative including the FY21 Restructuring Actions which have resulted in annualized savings of $68.0 million and pre-tax charges of $82.2 million inception to date. We recorded $40.4 million of pre-tax restructuring and related charges in 2021. Total benefits from our simplification/modernization efforts, including restructuring initiatives, were approximately $85.0 million in 2021, and we achieved total savings from simplification/modernization of approximately $186.0 million since inception. At the end of fiscal 2021 we consider the capital investment and restructuring from simplification/modernization to be substantially complete.

We reported earnings per diluted share (EPS) of $0.65 for fiscal 2021. EPS for the year was unfavorably affected by restructuring and related charges of $0.40 per share, effects from the early extinguishment of debt of $0.08 per share and partial annuitization of the Canadian pension plans of $0.02 per share, partially offset by a discrete tax benefit of $0.11 per share. Loss per diluted share in the prior year of $0.07 was unfavorably affected by restructuring and related charges of $0.88 per share, goodwill and other intangible asset impairment charges of $0.33 per share and loss on divestiture of $0.06 per share, partially offset by discrete benefits from Swiss tax reform of $0.17 per share, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) of $0.08 per share and other tax matters of $0.01 per share.
We generated cash flow from operating activities of $235.7 million in 2021 compared to $223.7 million during the prior year. Capital expenditures were $127.3 million and $244.2 million during 2021 and 2020, respectively, primarily related to our simplification/modernization initiatives. The Company returned $66.7 million and $66.3 million to shareholders through dividends during 2021 and 2020, respectively.
In connection with of the Company's focus on organizational efficiency, commercial excellence and growing its metal cutting businesses, effective July 1, 2020, Kennametal combined its former Industrial and Widia business segments to form one Metal Cutting business segment. The Infrastructure segment remains unchanged. Segment results have been retrospectively restated to reflect the change in reportable segments.
For a discussion related to the results of operations, changes in financial condition and liquidity and capital resources for fiscal 2020 compared to fiscal 2019 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2020 Form 10-K, which was filed with the United States Securities and Exchange Commission on August 20, 2020.

RESULTS OF CONTINUING OPERATIONS
SALES Sales in 2021 were $1,841.4 million, a 2 percent decrease from $1,885.3 million in 2020. The decrease was primarily due to organic sales decline of 4 percent and a 2 percent favorable currency exchange effect.

	2021
(in percentages)	As Reported	Constant Currency
End market sales (decline) growth:
Energy	(10)%	(11)%
Transportation	7	4
General engineering	1	(1)
Aerospace	(33)	(34)
Earthworks	(1)	(3)
Regional sales (decline) growth:
Americas	(9)%	(9)%
Europe, the Middle East and Africa (EMEA)	2	(3)
Asia Pacific	10	6
GROSS PROFIT Gross profit increased $23.0 million to $552.5 million in 2021 from $529.5 million in 2020. This increase was primarily due to incremental simplification/modernization benefits, partially offset by an organic sales decline and unfavorable labor and fixed cost absorption due to lower volumes. The gross profit margin for 2021 was 30.0 percent compared to 28.1 percent in 2020.
OPERATING EXPENSE Operating expense in 2021 was $407.2 million, an increase of $18.8 million, or 4.8 percent, from $388.4 million in 2020. The increase was primarily due to higher incentive compensation expense and unfavorable currency exchange effect of approximately $8.5 million, partially offset by incremental restructuring simplification benefits.
We invested further in technology and innovation to continue delivering high quality products to our customers. Research and development expenses included in operating expense totaled $39.5 million and $38.7 million for 2021 and 2020, respectively.

RESTRUCTURING AND RELATED CHARGES AND ASSET IMPAIRMENT CHARGES
FY20 Restructuring Actions
In the June quarter of fiscal 2019, we implemented, and in fiscal 2020 substantially completed, the FY20 Restructuring Actions associated with our simplification/modernization initiative to reduce structural costs, improve operational efficiency and position us for long-term profitable growth. Total restructuring and related charges since inception of $54.8 million were recorded for this program through June 30, 2021, consisting of: $46.6 million in Metal Cutting and $8.3 million in Infrastructure.
FY21 Restructuring Actions
In the September quarter of fiscal 2020, we announced the initiation of restructuring actions in Germany associated with our simplification/modernization initiative to reduce structural costs. Subsequently, we agreed with local employee representatives to downsize our Essen, Germany operations instead of the previously proposed closure. During the fourth quarter of fiscal 2020, we also announced the acceleration of our other structural cost reduction plans. The estimated annualized savings of the FY21 Restructuring Actions are $75 million and the expected pre-tax charges are approximately $90 million. The majority of the remaining charges related to the FY21 Restructuring Actions are expected to be in the Metal Cutting segment.
Total restructuring and related charges since inception of $82.2 million were recorded for this program through June 30, 2021, consisting of: $74.5 million in Metal Cutting and $7.7 million in Infrastructure. Inception to date, we have achieved annualized savings of approximately $68.0 million.
Annual Restructuring Charges
During 2021, we recorded restructuring and related charges of $40.4 million, which consisted of $35.6 million in Metal Cutting and $4.8 million in Infrastructure. Of this amount, restructuring charges totaled $29.6 million, of which $0.5 million was related to inventory and was recorded in cost of goods sold. Restructuring-related charges of $10.8 million were recorded in cost of goods sold.
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
AMORTIZATION OF INTANGIBLES Amortization expense was $14.0 million and $13.8 million in 2021 and 2020, respectively.
INTEREST EXPENSE Interest expense in 2021 was $46.4 million, an increase of $11.2 million, compared to $35.2 million in 2020. The increase was primarily due to the early extinguishment of the $300.0 million of 3.875 percent Senior Unsecured Notes due 2022 (the 2022 Senior Notes). See Note 11 "Long-Term Debt" in the consolidated financial statements for further details. The portion of our debt subject to variable rates of interest was less than 1 percent at June 30, 2021 and 45.7 percent at June 30, 2020 due to $500.0 million of borrowings outstanding under the Credit Agreement in the prior year. There were no borrowings outstanding under the Credit Agreement as of June 30, 2021.
OTHER INCOME, NET In 2021, other income, net was $8.9 million, a decrease of $6.0 million from $14.9 million in 2020. The decrease was primarily due to lower net periodic pension income in fiscal 2021, including the partial annuitization of our Canadian defined benefit pension plans and lower interest income.
INCOME TAXES The effective tax rate for 2021 was 9.7 percent compared to 357.5 percent for 2020. Current year items driving the year-over-year change in the tax rate include (i) tax benefits from a provision to return adjustment related to our fiscal 2020 U.S. income tax return that included an election pursuant to Global Intangible Low-Taxed Income (GILTI) tax regulations issued during the current year, and (ii) the recognition of a stranded deferred tax balance in accumulated other comprehensive loss associated with the forward starting interest rate swaps that were terminated during fiscal 2021 when the 2022 Senior Notes were extinguished. Prior year items driving the year-over-year change include: (i) the effects of higher restructuring and related charges compared to the current year, (ii) goodwill and other intangible asset impairment charges, (iii) a $14.5 million benefit for the one-time effect of Swiss tax reform and (iv) a $6.9 million tax benefit associated with the CARES Act. See Note 13 of our consolidated financial statements set forth in Item 8 of this Annual Report for a more comprehensive discussion about Swiss tax reform and the CARES Act.

As of June 30, 2021, we have $26.3 million of U.S. net deferred tax assets. Within this amount is $57.0 million related to net operating loss, tax credit, and other carryforwards that can be used to offset future U.S. taxable income. Certain of these carryforwards will expire if they are not used within a specified timeframe. At this time, we consider it more likely than not that we will have sufficient U.S. taxable income in the future that will allow us to realize these net deferred tax assets. However, it is possible that some or all of these tax attributes could ultimately expire unused, especially if our end markets do not continue to recover from the COVID-19 global pandemic. Therefore, if we are unable to generate sufficient U.S. taxable income from our operations, a valuation allowance to reduce the U.S. net deferred tax assets may be required, which would materially increase income tax expense in the period in which the valuation allowance is recorded.
In 2012, we received an assessment from the Italian tax authority that denied certain tax deductions primarily related to our 2008 tax return. Attempts at negotiating a reasonable settlement with the tax authority were unsuccessful; and as a result, we decided to litigate the matter. While the outcome of the litigation is still pending, the tax authority served notice in the September quarter of fiscal 2020 requiring payment in the amount of €36.0 million. Accordingly, we requested and were granted a stay and are not currently required to make a payment in connection with this assessment. We continue to believe that the assessment is baseless and accordingly, no income tax liability has been recorded in connection with this assessment in any period. However, if the Italian tax authority were to be successful in litigation, settlement of the amount alleged by the Italian tax authority would result in an increase to income tax expense for as much as €36.0 million, or $43.0 million, of which penalties and interest is €21.0 million, or $25.0 million.
NET INCOME (LOSS) ATTRIBUTABLE TO KENNAMETAL Net income attributable to Kennametal was $54.4 million, or $0.65 earnings per diluted share (EPS) in 2021, compared to net loss attributable to Kennametal of $5.7 million, or $0.07 loss per share in 2020. The increase is a result of the factors previously discussed.

BUSINESS SEGMENT REVIEW We operate in two reportable operating segments consisting of Metal Cutting and Infrastructure. Corporate expenses that are not allocated are reported in Corporate. Segment determination is based upon internal organizational structure, the manner in which we organize segments for making operating decisions and assessing performance and the availability of separate financial results. See Note 21 of our consolidated financial statements set forth in Item 8 of this Annual Report.
Our sales and operating income by segment are as follows:

(in thousands)	2021	2020
Sales:
Metal Cutting	$1,150,746	$1,178,053
Infrastructure	690,695	707,252
Total sales	$1,841,441	$1,885,305
Operating income:
Metal Cutting	$45,855	$985
Infrastructure	59,461	23,113
Corporate	(3,148)	(1,846)
Total operating income	102,168	22,252
Interest expense	46,375	35,154
Other income, net	(8,867)	(14,862)
Income before income taxes	$64,660	$1,960
METAL CUTTING

(in thousands)	2021	2020
Sales	$1,150,746	$1,178,053
Operating income	45,855	985
Operating margin	4.0%	0.1%

(in percentages)	2021
Organic sales decline	(4)%
Foreign currency exchange effect	2
Sales decline	(2)%

	2021
(in percentages)	As Reported	Constant Currency
End market sales growth (decline):
Transportation	7%	4%
General engineering	1	(1)
Aerospace	(33)	(34)
Energy	(10)	(12)
Regional sales growth (decline):
EMEA	2%	(3)%
Americas	(11)	(10)
Asia Pacific	6	3
In 2021, Metal Cutting sales of $1,150.7 million decreased by $27.3 million, or 2 percent, from 2020. Aerospace end market sales declined in all regions due to a significant reduction in airplane manufacturing. Energy sales decreased primarily due to a decline in oil and gas drilling in the Americas, partially offset by strength in wind power generation in China. Sales in our general engineering end market declined in all regions except for Asia Pacific. The general engineering end market was impacted by lower manufacturing activity related to the COVID-19 pandemic. Transportation end market sales increased in the Americas and EMEA due to improving automotive manufacturing levels. On a regional basis, the sales increase in Asia Pacific was driven by the general engineering and energy end markets, partially offset by a decline in the aerospace end market. The sales decline in EMEA was primarily due to the aerospace end market, partially offset by an increase in the transportation end market. The sales decrease in the Americas was driven by declines in the aerospace, energy, and general engineering end markets, partially offset by an increase in sales in the transportation end market.
In 2021, Metal Cutting operating income was $45.9 million, a $44.9 million increase from 2020. The increase was primarily driven by incremental simplification/modernization benefits, no goodwill and other intangible asset impairment charges in the current year, lower restructuring and related charges of $38.1 million and lower raw material costs, partially offset by organic sales decline, unfavorable labor and fixed cost absorption due to lower volumes, an increase in variable compensation and unfavorable product mix.
INFRASTRUCTURE

(in thousands)	2021	2020
Sales	$690,695	$707,252
Operating income	59,461	23,113
Operating margin	8.6%	3.3%

(in percentages)	2021
Organic sales decline	(3)%
Foreign currency exchange effect	2
Divestiture effect	(1)
Sales decline	(2)%

	2021
(in percentages)	As Reported	Constant Currency
End market sales (decline) growth:
Energy	(10)%	(11)%
General engineering	2	—
Earthworks	(1)	(3)
Regional sales (decline) growth:
Americas	(8)%	(8)%
Asia Pacific	15	11
EMEA	3	(2)
In 2021, Infrastructure sales of $690.7 million decreased by $16.6 million, or 2 percent, from 2020. The reduction in U.S. oil and gas drilling activity drove year-over-year decline in the energy market. Earthworks end market sales were down year-over-year due to softness in the Americas underground mining and construction, partially offset by EMEA construction. In general engineering the increase in sales was driven by Asia Pacific and the Americas. On a regional basis, the sales decrease in the Americas was driven by declines in the energy and earthworks end markets, partially offset by an increase in the general engineering end market. The sales decrease in EMEA was primarily driven by a decline in general engineering, partly offset by an increase in the earthworks end market. The increase in sales in Asia Pacific was primarily driven by growth in the general engineering end market.
In 2021, Infrastructure operating income was $59.5 million, a $36.3 million increase from 2020. The primary drivers for the increase were incremental simplification/modernization benefits and lower material costs. These benefits were partially offset by increased variable compensation, an organic sales decline and unfavorable geographical and product mix.
CORPORATE

(in thousands)	2021	2020
Corporate expense	$(3,148)	$(1,846)
In 2021, Corporate expense increased $1.3 million from 2020.

LIQUIDITY AND CAPITAL RESOURCES Cash flow from operations is the primary source of funding for our capital expenditures. During the year ended June 30, 2021, cash flow provided by operating activities was $235.7 million.
During fiscal 2021, we entered into the First Amendment (the Amendment) to the Fifth Amended and Restated Credit Agreement dated as of June 21, 2018, (as amended by the Amendment, the Credit Agreement). The Credit Agreement is a five-year, multi-currency, revolving credit facility and we use it to augment cash from operations and as an additional source of funds. The Credit Agreement provides for revolving credit loans of up to $700.0 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement allows for borrowings in U.S. dollars, euros, Canadian dollars, pounds sterling and Japanese yen. Interest payable under the Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The Credit Agreement matures in June 2023.
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
As of June 30, 2021, we were in compliance with all covenants of the Credit Agreement and we had no borrowings outstanding and $700.0 million of availability. There were $500.0 million borrowings outstanding as of June 30, 2020.

Other lines of credit and notes payable were $8.4 million and $0.4 million at June 30, 2021 and 2020, respectively. The lines of credit represented short-term borrowings under credit lines with commercial banks in the various countries in which we operate. These credit lines, translated into U.S. dollars at June 30, 2021 exchange rates, totaled $65.0 million.
For the year ended June 30, 2021, average daily borrowings outstanding under the Credit Agreement were approximately $128.2 million. The weighted average interest rate on borrowings under the Credit Agreement was 3.1 percent for the year ended June 30, 2021.
Based upon our debt structure at June 30, 2021, less than 1 percent of our debt was exposed to variable rates of interest. At June 30, 2020, 45.7 percent of our debt was exposed to variable rates of interest due to the $500.0 million of borrowings outstanding under the Credit Agreement in the prior year.
We consider the majority of the $1.5 billion unremitted earnings of our non-U.S. subsidiaries to be permanently reinvested. With regard to these unremitted earnings, we have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested earnings is not practicable due to our legal entity structure and the complexity of U.S. and local tax laws. With regard to the small portion of unremitted earnings that are not indefinitely reinvested, we maintain a deferred tax liability for foreign withholding and U.S. state income taxes. The deferred tax liability associated with unremitted earnings of our non-U.S. subsidiaries not permanently reinvested is $6.4 million as of June 30, 2021.
At June 30, 2021, we had cash and cash equivalents of $154.0 million. Total Kennametal Shareholders’ equity was $1,329.6 million and total debt was $600.5 million. Our current senior credit ratings are considered investment grade. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.
The following is a summary of our contractual obligations and other commercial commitments as of June 30, 2021:

Contractual Obligations (in thousands)		Total	2022	2023-2024	2025-2026	Thereafter
Long-term debt, including current maturities	(1)	$777,262	$22,275	$44,550	$44,550	$665,887
Other lines of credit and notes payable		8,418	8,418	—	—	—
Pension benefit payments		(2)	53,088	108,023	110,841	(2)
Postretirement benefit payments		(2)	1,268	2,257	1,906	(2)
Operating leases		58,690	15,062	19,459	8,329	15,840
Purchase obligations	(3)	184,500	84,105	100,395	—	—
Unrecognized tax benefits	(4)	10,082	5,836	2,716	—	1,530
Total			$190,052	$277,400	$165,626
(1)Long-term debt includes interest obligations of $177.8 million and excludes debt issuance costs of $6.2 million.
(2)Annual payments are expected to continue into the foreseeable future at the amounts noted in the table.
(3)Purchase obligations consist of purchase commitments for materials, supplies and machinery and equipment as part of the ordinary conduct of business. Purchase obligations with variable price provisions were determined assuming market prices as of June 30, 2021 remain constant.
(4)Unrecognized tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. These amounts include interest of $1.4 million accrued related to such positions as of June 30, 2021. Positions for which we are not able to reasonably estimate the timing of potential future payments are included in the ‘Thereafter’ column. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Other Commercial Commitments (in thousands)	Total	2022	2023-2024	2025-2026	Thereafter
Standby letters of credit	$5,462	$2,752	$2,710	$—	$—
Guarantees	20,992	10,428	675	—	9,889
Total	$26,454	$13,180	$3,385	$—	$9,889
The standby letters of credit relate to insurance and other activities. The guarantees are non-debt guarantees with financial institutions, which are required primarily for security deposits, product performance guarantees and advances.

Cash Flow Provided by Operating Activities
During 2021, cash flow provided by operating activities was $235.7 million, compared to $223.7 million in 2020. During 2021, cash flow provided by operating activities consisted of net income and non-cash items amounting to $210.0 million and changes in certain assets and liabilities netting to an inflow of $25.7 million. Contributing to the changes in certain assets and liabilities were an increase in accounts payable and accrued liabilities of $46.8 million and a decrease in inventories of $61.3 million, partially offset by an increase in accounts receivable of $53.3 million, a decrease in accrued pension and postretirement benefits of $31.6 million and a decrease in accrued income taxes of $18.3 million.
During 2020, cash flow provided by operating activities was $223.7 million. Cash flow provided by operating activities consisted of net loss and non-cash items amounting to $150.3 million and changes in certain assets and liabilities netting to an inflow of $73.5 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts receivable of $128.7 million and a decrease in inventories of $28.2 million, partially offset by a decrease in accounts payable and accrued liabilities of $46.3 million, a decrease in accrued pension and postretirement benefits of $20.0 million and a decrease in accrued income taxes of $8.6 million. The decreases in inventories and accounts receivable were primarily due to the decrease in demand in the March and June quarters of fiscal 2020.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $123.0 million for 2021, a decrease of $95.4 million, compared to $218.3 million in 2020. During 2021, cash flow used for investing activities included capital expenditures, net of $122.9 million, which consisted primarily of expenditures related to our simplification/modernization initiatives.
Cash flow used for investing activities was $218.3 million for 2020. During 2020, cash flow used for investing activities included capital expenditures, net of $241.5 million, which consisted primarily of expenditures related to our simplification/modernization initiatives and equipment upgrades, partially offset by proceeds from divestiture of $24.0 million from the sale of certain assets of the non-core specialty alloys and metals business located in New Castle, Pennsylvania.
Cash Flow (Used for) Provided by Financing Activities
Cash flow used for financing activities was $574.2 million for 2021, compared to cash flow provided by financing activities of $425.5 million in 2020. During the current year period, cash flow used for financing activities included $500.0 million of a net decrease in the revolving and other lines of credit, the debt refinancing (see Note 11. "Long-Term Debt" to our consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K for further discussion) and $66.7 million of cash dividends paid to Shareholders.
Cash flow provided by financing activities was $425.5 million for 2020. During 2020, cash flow provided by financing activities included an inflow of $500.4 million primarily due to borrowings outstanding under the Credit Agreement, partially offset by $66.3 million of cash dividends paid to Shareholders and $5.5 million of the effect of employee benefit and stock plans and dividend reinvestment.

FINANCIAL CONDITION At June 30, 2021, total assets were $2,665.8 million, a decrease of $371.8 million from $3,037.6 million at June 30, 2020. Total liabilities decreased $471.2 million from $1,768.8 million at June 30, 2020 to $1,297.6 million at June 30, 2021.
Working capital was $567.4 million at June 30, 2021, an increase of $24.7 million from $542.7 million at June 30, 2020. The increase in working capital was primarily driven by a decrease in revolving and other lines of credit and notes payable of $492.0 million due primarily to repayments on our Credit Agreement and an increase in accounts receivable of $65.0 million. Partially offsetting these items were a decrease in cash and cash equivalents of $452.6 million primarily due to the $500.0 million repayment under the Credit Agreement, a decrease in inventory of $46.1 million, an increase in accounts payable of $13.0 million and an increase in accrued payroll of $13.0 million. Currency exchange rate effects increased working capital by a total of approximately $26 million, the effects of which are included in the aforementioned changes.
Property, plant and equipment, net increased $16.9 million from $1,038.3 million at June 30, 2020 to $1,055.1 million at June 30, 2021, primarily due to capital additions of $127.3 million, partially offset by depreciation expense of $112.5 million, and a positive currency exchange effect of approximately $24 million.
At June 30, 2021, other assets were $605.8 million, an increase of $47.3 million from $558.5 million at June 30, 2020. The primary drivers for the increase were the increase in long-term prepaid pension benefit of $46.1 million as well as an increase in deferred income taxes by $12.0 million. These were partially offset by amortization expense of $14.0 million.

Kennametal Shareholders’ equity was $1,329.6 million at June 30, 2021, an increase of $99.7 million from $1,229.9 million in the prior year. The increase was primarily due to net income during the year of $54.4 million, capital stock issued under employee benefit and stock plans of $24.6 million and other comprehensive income. These increases were partially offset by cash dividends to Shareholders of $66.7 million.

EFFECTS OF INFLATION Despite modest inflation in recent years, rising costs, including the cost of certain raw materials, continue to affect our operations throughout the world. We strive to minimize the effects of inflation through cost containment, productivity improvements and price increases.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the U.S., we make judgments and estimates about the amounts reflected in our consolidated financial statements. As part of our financial reporting process, our management collaborates to determine the necessary information on which to base our judgments and develops estimates used to prepare the consolidated financial statements. We use historical experience and available information to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of different facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in our consolidated financial statements. Our significant accounting policies are described in Note 2 of our consolidated financial statements, which are included in Item 8 of this Annual Report. We believe that the following discussion addresses our critical accounting policies.
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
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. Amounts billed and due from our customers are classified as accounts receivable, less allowance for doubtful accounts on the consolidated balance sheets. Certain contracts with customers, primarily distributor customers, have an element of variable consideration that is estimated when revenue is recognized under the contract. Variable consideration primarily includes volume incentive rebates, which are based on achieving a certain level of purchases and other performance criteria as established by our distributor programs. These rebates are estimated based on projected sales to the customer and accrued as a reduction of net sales as they are earned. The majority of our products are consumed by our customers or end users in the manufacture of their products. Historically, we have experienced very low levels of returned products and do not consider the effect of returned products to be material. We have recorded an estimated returned goods allowance to provide for any potential returns.
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
The Company records a contract asset when it has a right to payment from a customer that is conditioned on events that have occurred other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material remaining performance obligations, contract assets or liabilities as of June 30, 2021 and 2020.
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
Accounting for Contingencies We accrue for contingencies when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require the exercise of judgment in both assessing whether or not a liability or loss has been incurred and estimating the amount of probable loss. The significant contingencies affecting our consolidated financial statements include environmental, health and safety matters and litigation.
Long-Lived Assets We evaluate the recoverability of property, plant and equipment, operating lease right-of-use (ROU) assets and intangible assets that are amortized whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable. Changes in circumstances include technological advances, changes in our business model, capital structure, economic conditions or operating performance. Our evaluation is performed at the asset group level, based upon, among other things, our assumptions about the estimated future undiscounted cash flows these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value, we will recognize an impairment loss to the extent that carrying value exceeds fair value. We apply our best judgment when performing these evaluations to determine if a triggering event has occurred, the undiscounted cash flows used to assess recoverability and the fair value of the asset group.
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
As of June 30, 2021, there is no goodwill allocated to the Infrastructure reporting unit. As of June 30, 2021, $277.6 million of goodwill was allocated to the Metal Cutting reporting unit. We completed an annual quantitative test of goodwill impairment and determined that the fair value of the reporting unit substantially exceeded the carrying value and, therefore, no impairment was recorded during fiscal 2021.
Further, an indefinite-lived trademark intangible asset of $11.8 million in the Metal Cutting reporting unit had a fair value that approximated its carrying value as of the date of the annual impairment test and, therefore, no impairment was recorded during fiscal 2021. To determine fair value, we assumed revenue growth rates that take into effect the uncertainty related to COVID-19 in the near term, the eventual recovery of our end markets, and a residual period growth rate of 3 percent. We assumed a royalty rate of 1 percent, and the future period cash flows were discounted at 20 percent per annum.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible impairment test will prove to be an accurate prediction of the future. Certain events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately affect the estimated fair values of the Metal Cutting reporting unit and of the indefinite-lived trademark may include such items as: (i) a decrease in expected future cash flows, specifically, a further decrease in sales volume driven by a prolonged weakness in customer demand or other pressures, including those related to the COVID-19 pandemic, adversely affecting our long-term sales trends and (ii) inability to achieve the sales from our strategic growth initiatives.

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
In the valuation of our pension and other postretirement benefit liabilities, management utilizes various assumptions. Our discount rates are derived by identifying a theoretical settlement portfolio of high quality corporate bonds sufficient to provide for a plan’s projected benefit payments. This rate can fluctuate based on changes in the corporate bond yields. At June 30, 2021, a hypothetical 25 basis point increase or decrease in our discount rates would be immaterial to our pre-tax income.
The long-term rate of return on plan assets is estimated based on an evaluation of historical returns for each asset category held by the plans, coupled with the current and short-term mix of the investment portfolio. The historical returns are adjusted for expected future market and economic changes. This return will fluctuate based on actual market returns and other economic factors.
The rate of future health care cost increases is based on historical claims and enrollment information projected over the next fiscal year and adjusted for administrative charges. This rate is expected to decrease until 2027. At June 30, 2021, a hypothetical 1 percent increase or decrease in our health care cost trend rates would be immaterial to our pre-tax income.
Future compensation rates, withdrawal rates and participant retirement age are determined based on historical information. These assumptions are not expected to significantly change. Mortality rates are determined based on a review of published mortality tables.
We expect to contribute approximately $8 million and $1 million to our pension and other postretirement benefit plans, respectively, in 2022. Expected pension contributions in 2022 are primarily for international plans.
Allowance for Doubtful Accounts We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the creditworthiness of our customers based on multiple sources of information and analyze additional factors such as our historical bad debt experience, industry concentrations of credit risk, current economic trends, changes in customer payment terms and forward-looking information. This assessment requires significant judgment. If the financial condition of our customers was to deteriorate, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at June 30, 2021.
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
Income Taxes Realization of our deferred tax assets is primarily dependent on future taxable income, the timing and amount of which are uncertain. A valuation allowance is recognized if it is “more likely than not” that some or all of a deferred tax asset will not be realized. As of June 30, 2021, the deferred tax assets net of valuation allowances relate primarily to net operating loss and other carryforwards, pension benefits, accrued employee benefits and inventory. In the event that we were to determine that we would not be able to realize our deferred tax assets in the future, an increase in the valuation allowance would be required. In the event we were to determine that we are able to use our deferred tax assets for which a valuation allowance is recorded, a decrease in the valuation allowance would be required.
Coronavirus Aid, Relief, and Economic Security Act (CARES Act)
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allows net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes; permits net operating loss carryovers and carrybacks to offset 100 percent of taxable income for taxable years beginning before January 1, 2021; and modifies the limitation on business interest by increasing the allowable business interest deduction from 30 percent of adjusted taxable income to 50 percent of adjusted taxable income for taxable years beginning in 2019 or 2020. We carried back our taxable loss in the U.S. for fiscal 2020 under the provisions of the CARES Act and recorded a benefit in our tax provision during fiscal 2020.

Swiss tax reform
Legislation was effectively enacted during the December quarter of fiscal 2020 when the Canton of Schaffhausen approved the Federal Act on Tax Reform and AHV Financing on October 8, 2019 (Swiss tax reform). Significant changes from Swiss tax reform include the abolishment of certain favorable tax regimes and the creation of a multi-year transitional period at both the federal and cantonal levels.
The transitional provisions of Swiss tax reform allow companies to utilize a combination of lower tax rates and tax basis adjustments to fair value, which are used for tax depreciation and amortization purposes resulting in deductions over the transitional period. To reflect the federal and cantonal transitional provisions, as they apply to us, we recorded a deferred tax asset of $14.5 million during the December quarter of fiscal 2020. We consider the deferred tax asset from Swiss tax reform to be an estimate based on our current interpretation of the legislation, which is subject to change based on further legislative guidance, review with the Swiss federal and cantonal authorities and modifications to the underlying valuation. We anticipate finalization of the deferred tax asset within the next twelve months.
NEW ACCOUNTING STANDARDS
See Note 2 to the consolidated financial statements for information regarding recently adopted accounting pronouncements.

RECONCILIATION OF FINANCIAL MEASURES NOT DEFINED BY U.S. GAAP In accordance with SEC rules, we are providing descriptions of the non-GAAP financial measures included in this Annual Report and reconciliations to the most closely related GAAP financial measures. We believe that these measures provide useful perspective on underlying business trends and results and a supplemental measure of year-over-year results. The non-GAAP financial measures described below are used by management in making operating decisions, allocating financial resources and for business strategy purposes and may, therefore, also be useful to investors as they are a view of our business results through the eyes of management. These non-GAAP financial measures are not intended to be considered by the user in place of the related GAAP financial measure, but rather as supplemental information to our business results. These non-GAAP financial measures may not be the same as similar measures used by other companies due to possible differences in method and in the items or events being adjusted.
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
Reconciliations of organic sales decline to sales decline are as follows:

Year ended June 30, 2021	Metal Cutting	Infrastructure	Total
Organic sales decline	(4)%	(3)%	(4)%
Foreign currency exchange effect(6)	2	2	2
Divestiture effect(7)	—	(1)	—
Sales decline	(2)%	(2)%	(2)%

Reconciliations of constant currency end market sales growth (decline) to end market sales growth (decline), are as follows:

Metal Cutting
Year ended June 30, 2021	General engineering	Transportation	Aerospace	Energy
Constant currency end market sales (decline) growth	(1)%	4%	(34)%	(12)%
Foreign currency exchange effect(6)	2	3	1	2
End market sales growth (decline)(8)	1%	7%	(33)%	(10)%

Infrastructure
Year ended June 30, 2021	Energy	Earthworks	General engineering
Constant currency end market sales decline	(11)%	(3)%	—%
Foreign currency exchange effect(6)	2	2	6
Divestiture effect(7)	(1)	—	(4)
End market sales (decline) growth(8)	(10)%	(1)%	2%

Total
Year ended June 30, 2021	General engineering	Transportation	Aerospace	Energy	Earthworks
Constant currency end market sales (decline) growth	(1)%	4%	(34)%	(11)%	(3)%
Foreign currency exchange effect(6)	3	3	1	1	2
Divestiture effect(7)	(1)	—	—	—	—
End market sales growth (decline)(8)	1%	7%	(33)%	(10)%	(1)%
Reconciliations of constant currency regional sales growth (decline) to reported regional sales growth (decline), are as follows:

	Year Ended June 30, 2021
	Americas	EMEA	Asia Pacific
Metal Cutting
Constant currency regional sales (decline) growth	(10)%	(3)%	3%
Foreign currency exchange effect(6)	(1)	5	3
Regional sales (decline) growth(9)	(11)%	2%	6%

Infrastructure
Constant currency regional sales (decline) growth	(8)%	(2)%	11%
Foreign currency exchange effect(6)	2	5	4
Divestiture effect(7)	(2)	—	—
Regional sales (decline) growth(9)	(8)%	3%	15%

Total
Constant currency regional sales (decline) growth	(9)%	(3)%	6%
Foreign currency exchange effect(6)	1	5	4
Divestiture effect(7)	(1)	—	—
Regional sales (decline) growth(9)	(9)%	2%	10%
(6) Foreign currency exchange effect is calculated by dividing the difference between current period sales and current period sales at prior period foreign exchange rates by prior period sales.
(7) Divestiture effect is calculated by dividing prior period sales attributable to divested businesses by prior period sales.
(8) Aggregate sales for all end markets sum to the sales amount presented on Kennametal's consolidated financial statements.
(9) Aggregate sales for all regions sum to the sales amount presented on Kennametal's consolidated financial statements.

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
The following provides additional information on our use of derivative instruments. Included below is a sensitivity analysis that is based upon a hypothetical 10 percent weakening or strengthening in the U.S. dollar and its effects on the June 30, 2021 currency exchange rates and the effective interest rates under our current borrowing arrangements. We compared our contractual derivative and borrowing arrangements in effect at June 30, 2021 to the hypothetical foreign exchange or interest rates in the sensitivity analysis to determine the effect on interest expense, pre-tax income and accumulated other comprehensive loss. Our analysis takes into consideration the different types of derivative instruments and the applicability of hedge accounting.
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
Our foreign exchange hedging program is intended to mitigate our exposure to currency exchange rate movements. This exposure arises largely from anticipated cash flows from cross-border intercompany sales of products and services. This program utilizes range forwards and forward contracts primarily to sell foreign currency. All outstanding range forward contracts expired as of June 30, 2021. The notional amount of the contracts translated into U.S. dollars at June 30, 2020 was $2.2 million.
Interest rate During fiscal 2020 we entered into seven forward-starting interest rate swap contracts with an aggregate notional amount totaling $200.0 million. A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. During fiscal 2021, upon issuance of the Senior Unsecured Notes due 2031 we settled the forward starting interest rate swap contracts for a gain of $10.2 million in other comprehensive income (loss). The gain will be amortized out of accumulated other comprehensive income (loss) and into interest expense (as a benefit) over the life of the Senior Unsecured Notes due 2031. The notional amount of the forward starting interest rate swap contracts at June 30, 2020 was $200.0 million. We recorded $2.1 million of liabilities as of June 30, 2020 related to these contracts. There were no interest rate swap contracts outstanding at June 30, 2021.
DEBT, REVOLVING AND OTHER LINES OF CREDIT AND NOTES PAYABLE At June 30, 2021 and 2020, we had $600.5 million and $1,094.5 million, respectively, of outstanding debt, including revolving and other lines of credit and notes payable. Effective interest rates as of June 30, 2021 and 2020 were 3.7 percent and 4.4 percent, respectively. A hypothetical change of 10 percent in market interest rates from June 30, 2021 levels would be immaterial.
CURRENCY EXCHANGE RATE FLUCTUATIONS Currency exchange rate fluctuations decreased diluted earnings per share by $0.03 in 2021 and decreased diluted earnings per share by $0.07 in 2020. Currency exchange rate fluctuations may have a material effect on future earnings in the short term and long term.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has conducted an assessment of the Company’s internal controls over financial reporting as of June 30, 2021 using the criteria in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2021, based on the criteria in Internal Control – Integrated Framework (2013) issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kennametal Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kennametal Inc. and its subsidiaries (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended June 30, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the Realization of U.S. Net Deferred Tax Assets
As described in Notes 2 and 13 to the consolidated financial statements, the Company had $26.3 million of U.S. net deferred tax assets as of June 30, 2021. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50 percent) that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as available positive and negative evidence. Upon changes in facts and circumstances, management may conclude that deferred tax assets for which no valuation allowance is currently recorded may not be realized, resulting in a charge to establish a valuation allowance. If it is determined that it is more likely than not that a deferred tax asset will be realized, the appropriate amount of the valuation allowance, if any, is released.
The principal considerations for our determination that performing procedures relating to the assessment of the realization of U.S. net deferred tax assets is a critical audit matter are the significant judgment by management when determining the projections of taxable income, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s assessment of the realization of U.S. net deferred tax assets and management’s significant assumptions relating to projections of taxable income.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the realization of U.S. net deferred tax assets, including controls over the determination of projections of taxable income. These procedures also included, among others (i) evaluating the positive and negative evidence available in management’s assessment of the realization of U.S. net deferred tax assets, (ii) testing the completeness and accuracy of underlying data used in management’s assessment, and (iii) evaluating the reasonableness of management’s significant assumptions related to projections of taxable income. Evaluating management’s significant assumptions related to projections of taxable income involved evaluating whether the assumptions used by management were reasonable considering (i) current and past financial performance, (ii) consistency with external market and industry data, and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
August 10, 2021
We have served as the Company’s auditor since 2002.

CONSOLIDATED STATEMENTS OF INCOME

Year ended June 30 (in thousands, except per share data)	2021	2020	2019
Sales	$1,841,441	$1,885,305	$2,375,234
Cost of goods sold	1,288,963	1,355,834	1,543,738
Gross profit	552,478	529,471	831,496
Operating expense	407,246	388,436	474,151
Restructuring charges (Note 16)	29,061	68,228	14,084
Goodwill and other intangible assets impairments (Note 8)	—	30,227	—
Loss on divestiture (Note 4)	—	6,517	—
Amortization of intangibles	14,003	13,811	14,411
Operating income	102,168	22,252	328,850
Interest expense	46,375	35,154	32,994
Other income, net	(8,867)	(14,862)	(15,379)
Income before income taxes	64,660	1,960	311,235
Provision for income taxes (Note 13)	6,243	7,007	63,359
Net income (loss)	58,417	(5,047)	247,876
Less: Net income attributable to noncontrolling interests	3,983	614	5,951
Net income (loss) attributable to Kennametal	$54,434	$(5,661)	$241,925
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings (loss) per share	$0.65	$(0.07)	$2.94
Diluted earnings (loss) per share	$0.65	$(0.07)	$2.90
Basic weighted average shares outstanding	83,602	83,047	82,379
Diluted weighted average shares outstanding	84,333	83,047	83,291

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended June 30 (in thousands)	2021	2020	2019
Net income (loss)	$58,417	$(5,047)	$247,876
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges	9,255	(582)	197
Reclassification of unrealized (gain) loss on expired derivatives designated and qualified as cash flow hedges	(401)	679	1,348
Unrecognized net pension and other postretirement benefit gain (loss)	9,107	(18,299)	(39,639)
Reclassification of net pension and other postretirement benefit loss	10,355	7,935	5,124
Foreign currency translation adjustments	60,528	(35,891)	(20,785)
Total other comprehensive income (loss), net of tax	88,844	(46,158)	(53,755)
Total comprehensive income (loss)	147,261	(51,205)	194,121
Less: comprehensive income (loss) attributable to noncontrolling interests	5,910	(1,846)	5,414
Comprehensive income (loss) attributable to Kennametal Shareholders	$141,351	$(49,359)	$188,707
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of June 30 (in thousands, except per share data)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$154,047	$606,684
Accounts receivable, less allowance for doubtful accounts of $9,734 and $9,430 respectively	302,945	237,983
Inventories (Note 7)	476,345	522,447
Other current assets	71,470	73,698
Total current assets	1,004,807	1,440,812
Property, plant and equipment:
Land and buildings	413,865	360,256
Machinery and equipment	1,959,176	1,913,967
Less accumulated depreciation	(1,317,906)	(1,235,952)
Property, plant and equipment, net	1,055,135	1,038,271
Other assets:
Goodwill (Note 8)	277,615	270,580
Other intangible assets, less accumulated amortization of $153,972 and $137,386, respectively (Note 8)	120,041	132,568
Operating lease right-of-use assets (Note 9)	50,341	48,035
Deferred income taxes (Note 13)	58,742	46,782
Long-term prepaid pension benefit (Note 14)	89,233	43,116
Other	9,847	17,427
Total other assets	605,819	558,508
Total assets	$2,665,761	$3,037,591
LIABILITIES
Current liabilities:
Revolving and other lines of credit and notes payable (Note 12)	$8,365	$500,368
Current operating lease liabilities (Note 9)	14,220	13,246
Accounts payable	177,659	164,641
Accrued income taxes	18,059	27,938
Accrued vacation pay	17,100	16,263
Accrued payroll	44,389	31,347
Other current liabilities (Note 10)	157,602	144,277
Total current liabilities	437,394	898,080
Long-term debt, less current maturities (Note 11)	592,108	594,083
Operating lease liabilities (Note 9)	36,800	35,372
Deferred income taxes (Note 13)	23,710	21,796
Accrued postretirement benefits (Note 14)	10,131	11,012
Accrued pension benefits (Note 14)	160,936	164,446
Accrued income taxes	4,246	9,584
Other liabilities	32,231	34,430
Total liabilities	1,297,556	1,768,803
Commitments and contingencies (Note 20)
EQUITY
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 83,614 and 82,923 shares issued, respectively	104,518	103,654
Additional paid-in capital	562,820	538,575
Retained earnings	992,597	1,004,898
Accumulated other comprehensive loss (Note 15)	(330,327)	(417,242)
Total Kennametal Shareholders’ Equity	1,329,608	1,229,885
Noncontrolling interests	38,597	38,903
Total equity	1,368,205	1,268,788
Total liabilities and equity	$2,665,761	$3,037,591
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended June 30 (in thousands)	2021	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$58,417	$(5,047)	$247,876
Adjustments to reconcile to cash from operations:
Depreciation	112,485	106,049	97,641
Amortization	14,003	13,811	14,411
Stock-based compensation expense	24,799	16,048	22,845
Restructuring and asset impairment charges (Notes 8 and 16)	5,664	34,175	(203)
Deferred income tax provision	(21,189)	(23,899)	2,806
Loss on divestiture (Note 4)	—	6,517	—
Debt refinancing charge (Note 11)	9,071	—	—
Other	6,754	2,613	2,654
Changes in certain assets and liabilities:
Accounts receivable	(53,324)	128,715	17,323
Inventories	61,270	28,185	(53,387)
Accounts payable and accrued liabilities	46,775	(46,315)	(49,378)
Accrued income taxes	(18,273)	(8,645)	9,013
Accrued pension and postretirement benefits	(31,585)	(20,022)	(8,186)
Other	20,815	(8,447)	(2,896)
Net cash flow provided by operating activities	235,682	223,738	300,519
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(127,302)	(244,151)	(212,343)
Disposals of property, plant and equipment	4,373	2,622	11,243
Proceeds from divestiture (Note 4)	—	23,950	—
Other	(47)	(757)	(381)
Net cash flow used for investing activities	(122,976)	(218,336)	(201,481)
FINANCING ACTIVITIES
Net increase (decrease) in notes payable	605	(175)	(715)
Net (decrease) increase in revolving and other lines of credit	(500,000)	500,364	(174)
Term debt borrowings	297,867	—	—
Term debt repayments	(300,000)	—	(400,000)
Make-whole premium on early extinguishment of debt (Note 11)	(9,639)	—	—
Settlement of interest rate swap agreement (Note 6)	10,198	—	—
Purchase of capital stock	(197)	(209)	(214)
The effect of employee benefit and stock plans and dividend reinvestment	821	(5,464)	(4,744)
Cash dividends paid to Shareholders	(66,735)	(66,303)	(65,746)
Other	(7,165)	(2,762)	161
Net cash flow (used for) provided by financing activities	(574,245)	425,451	(471,432)
Effect of exchange rate changes on cash and cash equivalents	8,902	(6,184)	(1,744)
CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(452,637)	424,669	(374,138)
Cash and cash equivalents, beginning of year	606,684	182,015	556,153
Cash and cash equivalents, end of year	$154,047	$606,684	$182,015
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	2021		2020		2019
Year ended June 30 (in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
CAPITAL STOCK
Balance at beginning of year	82,923	$103,654	82,421	$103,026	81,646	$102,058
Dividend reinvestment	6	7	7	9	6	7
Capital stock issued under employee benefit and stock plans	691	864	502	628	775	968
Purchase of capital stock	(6)	(7)	(7)	(9)	(6)	(7)
Balance at end of year	83,614	104,518	82,923	103,654	82,421	103,026
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		538,575		528,827		511,909
Dividend reinvestment		191		201		207
Capital stock issued under employee benefit and stock plans		24,556		9,748		16,918
Purchase of noncontrolling interests		(311)		—		—
Purchase of capital stock		(191)		(201)		(207)
Balance at end of year		562,820		538,575		528,827
RETAINED EARNINGS
Balance at beginning of year		1,004,898		1,076,862		900,683
Net income (loss) attributable to Kennametal		54,434		(5,661)		241,925
Cash dividends ($0.80 per share in 2021, 2020 and 2019, respectively)		(66,735)		(66,303)		(65,746)
Balance at end of year		992,597		1,004,898		1,076,862
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year		(417,242)		(373,543)		(320,325)
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges		9,255		(582)		197
Reclassification of unrealized (gain) loss on expired derivatives designated and qualified as cash flow hedges		(401)		679		1,348
Unrecognized net pension and other postretirement benefit gain (loss)		9,107		(18,299)		(39,639)
Reclassification of net pension and other postretirement benefit loss		10,355		7,935		5,124
Foreign currency translation adjustments		58,599		(33,432)		(20,248)
Other comprehensive income (loss), net of tax		86,915		(43,699)		(53,218)
Balance at end of year		(330,327)		(417,242)		(373,543)
NONCONTROLLING INTERESTS
Balance at beginning of year		38,903		39,532		36,002
Net income		3,983		614		5,951
Other comprehensive income (loss), net of tax		1,927		(2,459)		(537)
Purchase of noncontrolling interests		(1,319)		—		—
Additions to noncontrolling interests		—		1,527		443
Cash dividends		(4,897)		(311)		(2,327)
Balance at end of year		38,597		38,903		39,532
Total equity, June 30		$1,368,205		$1,268,788		$1,374,704
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
Our standard and custom product offering spans metal cutting and wear applications including turning, milling, hole making, tooling systems and services, as well as specialized wear components and metallurgical powders. End users of the Company's metal cutting products include manufacturers engaged in a diverse array of industries including: the manufacturers of transportation vehicles and components, machine tools and light and heavy machinery; airframe and aerospace components; and energy-related components for the oil and gas industry, as well as power generation. The Company’s wear and metallurgical powders are used by producers and suppliers in equipment-intensive operations such as road construction, mining, quarrying, and oil and gas exploration, refining, production and supply.
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
USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP), we make judgments and estimates about the amounts reflected in our consolidated financial statements. As part of our financial reporting process, our management collaborates to determine the necessary information on which to base our judgments and develop estimates used to prepare the consolidated financial statements. We use historical experience and available information to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of different facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in our consolidated financial statements.
CASH AND CASH EQUIVALENTS Cash investments having original maturities of three months or less are considered cash equivalents. Cash equivalents principally consist of investments in money market funds and bank deposits at June 30, 2021.
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

LONG-LIVED ASSETS We evaluate the recoverability of property, plant and equipment, operating lease right-of-use (ROU) assets and intangible assets that are amortized, whenever events or changes in circumstances indicate the carrying amount of any such assets may not be fully recoverable. Changes in circumstances include technological advances, changes in our business model, capital structure, economic conditions or operating performance. Our evaluation is performed at the asset group level, based upon, among other things, our assumptions about the estimated future undiscounted cash flows these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value, we will recognize an impairment loss to the extent that carrying value exceeds fair value. We apply our best judgment when performing these evaluations to determine if a triggering event has occurred, the undiscounted cash flows used to assess recoverability and the fair value of the asset group.
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
The following tables provide the computation of diluted shares outstanding:

(in thousands)	2021	2019
Weighted-average shares outstanding during period	83,602	82,379
Add: Unexercised stock options and unvested restricted stock units	731	912
Number of shares on which diluted earnings per share is calculated	84,333	83,291
Unexercised stock options with an exercise price greater than the average market price and restricted stock units not included in the computation because they were anti-dilutive	295	427

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
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. Amounts billed and due from our customers are classified as accounts receivable, less allowance for doubtful accounts on the consolidated balance sheets. Certain contracts with customers, primarily distributor customers, have an element of variable consideration that is estimated when revenue is recognized under the contract. Variable consideration primarily includes volume incentive rebates, which are based on achieving a certain level of purchases and other performance criteria as established by our distributor programs. These rebates are estimated based on projected sales to the customer and accrued as a reduction of net sales as they are earned. The majority of our products are consumed by our customers or end users in the manufacture of their products. Historically, we have experienced very low levels of returned products and do not consider the effect of returned products to be material. We have recorded an estimated returned goods allowance to provide for any potential returns.
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
The Company records a contract asset when it has a right to payment from a customer that is conditioned on events that have occurred other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material remaining performance obligations, contract assets or liabilities as of June 30, 2021 and 2020.
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

Capital stock options are granted to eligible employees at fair market value at the date of grant. Capital stock options are exercisable under specified conditions for up to 10 years from the date of grant. The Kennametal Inc. Stock and Incentive Plan of 2010, as Amended and Restated on October 22, 2013, and further amended on January 27, 2015 (A/R 2010 Plan), by the Kennametal Inc. 2016 Stock and Incentive Plan, and on October 27, 2020 by the Kennametal Inc. 2020 Stock and Incentive Plan (2020 Plan) authorize the issuance of up to 9,500,000 shares of the Company’s capital stock plus any shares remaining unissued under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended (2002 Plan). Under the provisions of the A/R 2010 Plan and 2020 Plan participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during 2021, 2020 and 2019 was immaterial. In addition to stock option grants, the A/R 2010 Plan and the 2020 Plan permit the award of stock appreciation rights, performance share awards, performance unit awards, restricted stock awards, restricted unit awards and share awards to directors, officers and key employees.
RESEARCH AND DEVELOPMENT COSTS Research and development costs of $39.5 million, $38.7 million and $39.0 million in 2021, 2020 and 2019, respectively, were expensed as incurred. These costs are included in operating expense in the consolidated statements of income.
INCOME TAXES Deferred income taxes are recognized based on the future income tax effects (using enacted tax laws and rates) of differences in the carrying amounts of assets and liabilities for financial reporting and tax purposes. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50 percent) that a tax benefit will not be realized. In evaluating the need for a valuation allowance, we consider all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as all available positive and negative evidence. Positive evidence includes factors such as a history of profitable operations, and projections of future profitability within the carry forward period, including taxable income from tax planning strategies. Negative evidence includes items such as cumulative losses, projections of future losses, or carryforward periods that are not long enough to allow for the utilization of the deferred tax asset based on existing projections of income. Upon changes in facts and circumstances, we may conclude that deferred tax assets for which no valuation allowance is currently recorded may not be realized, resulting in a charge to establish a valuation allowance. Existing valuation allowances are re-examined under the same standards of positive and negative evidence. If it is determined that it is more likely than not that a deferred tax asset will be realized, the appropriate amount of the valuation allowance, if any, is released.
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
Losses of $3.3 million, $3.4 million and $2.7 million from currency transactions were included in other income, net in 2021, 2020 and 2019, respectively.
NEW ACCOUNTING STANDARDS Effective July 1, 2020, the Company adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses. This ASU added a new impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. The new guidance applies to all financial assets, including trade receivables. The Company adopted the ASU on a modified retrospective approach. Under this method of adoption, there was no cumulative-effect adjustment to beginning retained earnings on the consolidated balance sheets. Adoption of this standard did not have a material effect on the Company's consolidated financial statements.

NOTE 3 — SUPPLEMENTAL CASH FLOW DISCLOSURES

Year ended June 30 (in thousands)	2021	2020	2019
Cash paid during the period for:
Interest	$43,601	$25,796	$30,265
Income taxes	48,910	36,852	51,540
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	(17,500)	(9,400)	15,500
Changes in notes payable related to purchases of property, plant and equipment	7,254	—	—

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
Level 3: Inputs that are unobservable.

As of June 30, 2021, the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$36	$—	$36
Total assets at fair value	$—	$36	$—	$36

Liabilities:
Derivatives (1)	$—	$87	$—	$87
Total liabilities at fair value	$—	$87	$—	$87
As of June 30, 2020, the fair value of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

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
The fair value of derivatives designated and not designated as hedging instruments in the consolidated balance sheets are as follows:

(in thousands)	2021	2020
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$—	$4
Other assets - forward starting interest rate swap contracts	—	20
Other liabilities - forward starting interest rate swap contracts	—	(2,094)
Total derivatives designated as hedging instruments	—	(2,070)
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	36	12
Other current liabilities - currency forward contracts	(87)	(45)
Total derivatives not designated as hedging instruments	(51)	(33)
Total derivatives	$(51)	$(2,103)

Certain currency forward contracts that hedge significant cross-border intercompany loans are considered as other derivatives and therefore do not qualify for hedge accounting. These contracts are recorded at fair value in the consolidated balance sheets, with the offset to other income, net. Losses related to derivatives not designated as hedging instruments have been recognized as follows:

(in thousands)	2021	2020	2019
Other income, net - currency forward contracts	$2	$210	$108
CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses related to these contracts are recorded in accumulated other comprehensive loss and are recognized as a component of cost of goods sold and other income, net when the underlying sale of products or services is recognized into earnings. All outstanding range forward contracts expired as of June 30, 2021. The notional amount of the contracts translated into U.S. dollars at June 30, 2020 was $2.2 million. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness.
During fiscal 2020 we entered into seven forward-starting interest rate swap contracts with an aggregate notional amount totaling $200.0 million. A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. During fiscal 2021, upon issuance of the Senior Unsecured Notes due 2031 (see Note 11 for more information) we settled the forward starting interest rate swap contracts for a gain of $10.2 million in other comprehensive income (loss). The gain will be amortized out of accumulated other comprehensive income (loss) and into interest expense (as a benefit) over the life of the Senior Unsecured Notes due 2031. The notional amount of the forward starting interest rate swap contracts at June 30, 2020 was $200.0 million. We recorded $2.1 million of liabilities as of June 30, 2020 related to these contracts. No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the years ended June 30, 2021 and 2020. There were no interest rate swap contracts outstanding at June 30, 2021.
NET INVESTMENT HEDGES
As of June 30, 2021 and 2020, we had foreign currency-denominated intercompany loans payable with total aggregate principal amounts of €5.2 million and €15.9 million, respectively, designated as net investment hedges to hedge the foreign exchange exposure of our net investment in Euro-based subsidiaries. The notional value of the contract, which has a maturity of June 26, 2022, was €5.2 million, or $6.1 million, as of June 30, 2021. A loss of $1.9 million and gains of $0.6 million and $2.4 million were recorded as a component of foreign currency translation adjustments in other comprehensive income (loss) during 2021, 2020 and 2019, respectively.
As of June 30, 2021 and 2020, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

(in thousands)	2021		2020
Instrument	Notional (EUR)(2)	Notional (USD)(2)	Notional (EUR)(2)	Notional (USD)(2)	Maturity
Foreign currency-denominated intercompany loan payable	€5,173	$6,146	€15,907	$17,833	June 26, 2022
(2) Includes principal and accrued interest.

NOTE 7 — INVENTORIES
Inventories consisted of the following at June 30:

(in thousands)	2021	2020
Finished goods	$302,524	$318,071
Work in process and powder blends	173,671	190,041
Raw materials	72,551	75,589
Inventories at current cost	548,746	583,701
Less: LIFO valuation	(72,401)	(61,254)
Total inventories	$476,345	$522,447

We used the LIFO method of valuing inventories for approximately 39 percent and 43 percent of total inventories at June 30, 2021 and 2020, respectively.

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
As of June 30, 2021, $277.6 million of goodwill was allocated to the Metal Cutting reporting unit. We completed an annual quantitative test of goodwill impairment and determined that the fair value of the reporting unit substantially exceeded the carrying value and, therefore, no impairment was recorded during fiscal 2021. Further, an indefinite-lived trademark intangible asset of $11.8 million in the Metal Cutting reporting unit had a fair value that approximated its carrying value as of the date of the annual impairment test and, therefore, no impairment was recorded during fiscal 2021.
December Quarter of Fiscal 2020 Impairment Charge
In the December quarter of fiscal 2020, the Company experienced deteriorating market conditions, primarily in general engineering and transportation applications in India and China, in addition to overall global weakness in the manufacturing sector. In view of these declining conditions and the significant detrimental effect on cash flows and actual and projected revenue and earnings compared with the fiscal 2019 annual impairment test, we determined that an impairment triggering event had occurred and performed an interim quantitative impairment test of our goodwill, indefinite-lived trademark intangible asset and other long-lived assets of our former Widia reporting unit. We evaluated the recoverability of goodwill for the reporting unit by comparing the fair value with its carrying value, with the fair values determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. As a result of this interim test, we recorded a non-cash pre-tax impairment charge during the three months ended December 31, 2019 of $14.6 million in the former Widia segment, which is now part of the Metal Cutting segment as of July 1, 2020, of which $13.1 million was for goodwill and $1.5 million was for an indefinite-lived trademark intangible asset. These impairment charges were recorded in goodwill and other intangible assets impairments in our consolidated statements of income. No impairment was recorded for the other long-lived assets.
March Quarter of Fiscal 2020 Impairment Charge
In the March quarter of fiscal 2020, the decline in actual and projected financial results for the former Widia reporting unit, primarily as a result of the COVID-19 pandemic, represented an interim impairment triggering event because there was essentially zero cushion between the reporting unit's carrying value and fair value as of March 31 2020. This is because the former Widia reporting unit was recorded at fair value as of the December 31, 2019 interim impairment testing date. We evaluated the recoverability of goodwill for the reporting unit by comparing the fair value with its carrying value, with the fair values determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. As a result of this interim test, we recorded a non-cash pre-tax impairment charge during the three months ended March 31, 2020 of $15.6 million in the former Widia segment, of which $13.7 million was for goodwill and $1.9 million was for an indefinite-lived trademark intangible asset. These impairment charges were recorded in goodwill and other intangible assets impairments in our consolidated statements of income. No impairment was recorded for the other long-lived assets.

A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Metal Cutting	Infrastructure	Total
Gross goodwill	$450,853	$633,211	$1,084,064
Accumulated impairment losses	(150,842)	(633,211)	(784,053)
Balance as of June 30, 2019	$300,011	$—	$300,011

Activity for the year ended June 30, 2020:
Change in gross goodwill due to translation	(2,612)	—	(2,612)
Impairment charges	(26,819)	—	(26,819)

Gross goodwill	448,241	633,211	1,081,452
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2020	$270,580	$—	$270,580

Activity for the year ended June 30, 2021:
Change in gross goodwill due to translation	7,035	—	7,035

Gross goodwill	455,276	633,211	1,088,487
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2021	$277,615	$—	$277,615
The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	June 30, 2021		June 30, 2020
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology-based and other	4 to 20	$33,632	$(24,413)	$32,713	$(22,612)
Customer-related	10 to 21	183,338	(98,901)	181,408	(88,112)
Unpatented technology	10 to 30	31,957	(20,575)	31,586	(17,890)
Trademarks	5 to 20	13,268	(10,083)	13,087	(8,772)
Trademarks	Indefinite	11,818	—	11,160	—
Total		$274,013	$(153,972)	$269,954	$(137,386)
Amortization expense for intangible assets was $14.0 million, $13.8 million and $14.4 million for 2021, 2020 and 2019, respectively. Estimated amortization expense for 2022 through 2026 is $12.5 million, $12.3 million, $11.1 million, $9.9 million, and $9.5 million, respectively.

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
We account for non-lease components separately from lease components. These costs often relate to the payments for a proportionate share of real estate taxes, insurance, common area maintenance and other operating costs in addition to base rent. We also do not recognize ROU assets and liabilities for leases with an initial term of 12 months or less. Lease costs associated with leases of less than 12 months were $2.4 million and $6.4 million for the years ended June 30, 2021 and 2020, respectively.

As a lessee, we have various operating lease agreements primarily related to real estate, vehicles and office and plant equipment. Our real estate leases, which are comprised primarily of manufacturing, warehousing, office and administration facilities, represent a majority of our lease liability. Our lease payments are largely fixed. Any variable lease payments, including utilities, common area maintenance and repairs and maintenance, are expensed during the period incurred. Variable lease costs were immaterial for the year ended June 30, 2021 and 2020. A majority of our real estate leases include options to extend the lease and options to early terminate the lease. Leases with an early termination option generally involve a termination payment. We review all options to extend, terminate, or purchase the ROU assets at the inception of the lease and account for these options when they are reasonably certain of being exercised. Our lease agreements generally do not contain any material residual value guarantees or materially restrictive covenants. We do not have any material leases that have been signed but not commenced, and we did not have any lease transactions with related parties.
Operating lease expense is recognized on a straight-line basis over the lease term and is included in operating expense on our consolidated statements of income. Operating lease cost was $20.2 million, $22.6 million and $26.6 million in 2021, 2020 and 2019, respectively.
The following table sets forth supplemental balance sheet information related to our operating leases:

Year Ended June 30,	2021	2020
Weighted average remaining lease term	8.0 years	8.6 years
Weighted average discount rate	3.3%	3.3%
The following table sets forth supplemental cash flow information related to our operating leases:

Year Ended June 30, (in thousands)	2021	2020
Operating cash outflows from operating leases	$17,651	$15,635
ROU assets obtained in exchange for new operating lease liabilities	$17,235	$16,171
The following table sets forth the maturities of our operating lease liabilities and reconciles the respective undiscounted payments to the operating lease liabilities in the consolidated balance sheet as of June 30, 2021:

Year Ended June 30, (in thousands)	June 30, 2021
2022	$15,062
2023	11,466
2024	7,993
2025	5,346
2026	2,983
Thereafter	15,840
Total undiscounted operating lease payments	$58,690
Less: discount to net present value	7,670
Total operating lease liabilities	$51,020

NOTE 10 — OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following at June 30:

(in thousands)	2021	2020
Accrued employee benefits	$51,783	$20,194
Accrued restructuring (Note 16)	19,851	34,910
Accrued legal and professional fees	8,428	7,724
Payroll, state and local taxes	6,873	5,053
Accrued interest	3,520	7,630
Other	67,147	68,766
Total other current liabilities	$157,602	$144,277

NOTE 11 — LONG-TERM DEBT
Long-term debt consisted of the following at June 30:

(in thousands)	2021	2020
2.800% Senior Unsecured Notes due fiscal 2031, net of discount of $0.2 million for 2021	$299,823	$—
4.625% Senior Unsecured Notes due fiscal 2028, net of discount of $1.5 million for 2021 and $1.7 million for 2020	298,483	298,264
3.875% Senior Unsecured Notes due fiscal 2022, net of discount of $0.1 million for 2020	—	299,940
Total term debt	598,306	598,204
Less unamortized debt issuance costs	(6,198)	(4,121)
Total long-term debt	$592,108	$594,083
Senior Unsecured Notes In February 2021, we issued $300.0 million of 2.800 percent Senior Unsecured Notes with a maturity date of March 1, 2031. Interest will be paid semi-annually on March 1 and September 1 of each year. We settled forward starting interest rate swap contracts for a gain of $10.2 million related to the bond issuance as discussed in Note 6. In March 2021, we used the net proceeds from the bond issuance, plus cash on hand, for the early extinguishment of our $300.0 million of 3.875 percent Senior Unsecured Notes due 2022 (the 2022 Senior Notes). Due to the early extinguishment, interest expense during fiscal 2021 includes a make-whole premium of $9.6 million and the acceleration of a loss in the amount of $2.6 million from other comprehensive loss related to forward starting interest rate contracts that were used to hedge the interest payments of the 2022 Senior Notes. A stranded tax benefit associated with the termination of this hedge was also recognized during fiscal 2021. Refer to Note 13 for more information related to the stranded tax benefit. On June 7, 2018, we issued $300.0 million of 4.625 percent Senior Unsecured Notes with a maturity date of June 15, 2028. Interest on these notes is paid semi-annually on June 15 and December 15 of each year.
Future principal maturities of long-term debt are $300.0 million in 2028 and $300.0 million in 2031.
Fixed rate debt had a fair market value of $644.2 million and $630.2 million at June 30, 2021 and 2020, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of June 30, 2021 and 2020, respectively.

NOTE 12 — REVOLVING AND OTHER LINES OF CREDIT AND NOTES PAYABLE
Credit Agreement During the three months ended September 30, 2020, we entered into the First Amendment (the Amendment) to the Fifth Amended and Restated Credit Agreement dated as of June 21, 2018, (as amended by the Amendment, the Credit Agreement). The Credit Agreement is a five-year, multi-currency, revolving credit facility, which we use to augment cash from operations and as an additional source of funds. The Credit Agreement provides for revolving credit loans of up to $700.0 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement allows for borrowings in U.S. dollars, euros, Canadian dollars, pounds sterling and Japanese yen. Interest payable under the Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The Credit Agreement matures in June 2023.
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
As of June 30, 2021, we were in compliance with all covenants of the Credit Agreement and we had no borrowings outstanding and $700.0 million of availability. There were $500.0 million borrowings outstanding as of June 30, 2020. The weighted average interest rate on borrowings under the Credit Agreement was 3.1 percent for the year ended June 30, 2021.
Other lines of credit and notes payable were $8.4 million and $0.4 million at June 30, 2021 and 2020, respectively. The lines of credit represented short-term borrowings under credit lines with commercial banks in the various countries in which we operate. These credit lines, translated into U.S. dollars at June 30, 2021 exchange rates, totaled $65.0 million.

NOTE 13 — INCOME TAXES
Income (loss) before income taxes consisted of the following for the years ended June 30:

(in thousands)	2021	2020	2019
Income (loss) before income taxes:
United States	$(60,775)	$(76,107)	$60,756
International	125,435	78,067	250,479
Total income before income taxes	$64,660	$1,960	$311,235
Current income taxes:
Federal	$39	$(3,558)	$5,679
State	133	905	321
International	30,726	33,559	54,553
Total current income taxes	30,898	30,906	60,553
Deferred income taxes:
Federal	$(23,170)	$(9,113)	$(3,606)
State	(2,948)	724	45
International	1,463	(15,510)	6,367
Total deferred income taxes:	(24,655)	(23,899)	2,806
Provision for income taxes	$6,243	$7,007	$63,359
Effective tax rate	9.7%	357.5%	20.4%
Coronavirus Aid, Relief, and Economic Security Act (CARES Act)
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allows net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes; permits net operating loss carryovers and carrybacks to offset 100 percent of taxable income for taxable years beginning before January 1, 2021; and modifies the limitation on business interest by increasing the allowable business interest deduction from 30 percent of adjusted taxable income to 50 percent of adjusted taxable income for taxable years beginning in 2019 or 2020. We carried back our taxable loss in the U.S. for fiscal 2020 under the provisions of the CARES Act and recorded a benefit in our tax provision during fiscal 2020.
Swiss tax reform
Legislation was effectively enacted during the December quarter of fiscal 2020 when the Canton of Schaffhausen approved the Federal Act on Tax Reform and AHV Financing on October 8, 2019 (Swiss tax reform). Significant changes from Swiss tax reform include the abolishment of certain favorable tax regimes and the creation of a multi-year transitional period at both the federal and cantonal levels.
The transitional provisions of Swiss tax reform allow companies to utilize a combination of lower tax rates and tax basis adjustments to fair value, which are used for tax depreciation and amortization purposes resulting in deductions over the transitional period. To reflect the federal and cantonal transitional provisions, as they apply to us, we recorded a deferred tax asset of $14.5 million during the December quarter of fiscal 2020. We consider the deferred tax asset from Swiss tax reform to be an estimate based on our current interpretation of the legislation, which is subject to change based on further legislative guidance, review with the Swiss federal and cantonal authorities, and modifications to the underlying valuation. We anticipate finalization of the deferred tax asset within the next twelve months.

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes was as follows for the years ended June 30:

(in thousands)	2021	2020	2019
Income taxes at U.S. statutory rate	$13,579	$412	$65,359
State income taxes, net of federal tax benefit	(1,725)	1,283	289
U.S. income taxes provided on international income	(6,479)	12,422	7,347
Combined tax effects of international income	5,860	10,583	162
Impact of goodwill impairment charges	—	5,651	—
Change in valuation allowance and other uncertain tax positions	1,127	755	(1,473)
U.S. research and development credit	(3,055)	(4,093)	(3,911)
Change in permanent reinvestment assertion	—	—	6,093
Combined effects of U.S. tax reform	—	—	(9,280)
Combined effects of Swiss tax reform	—	(14,500)	—
Combined effects of the U.S. CARES Act	—	(6,913)	—
Recognition of stranded deferred tax balance	(3,465)	—	—
Other	401	1,407	(1,227)
Provision for income taxes	$6,243	$7,007	$63,359
During 2021, we recorded a tax benefit of $3.5 million for the recognition of a stranded deferred tax balance in accumulated other comprehensive loss associated with the forward starting interest rate swap contracts that were terminated when the 2022 Senior Notes were extinguished. The impact of this item is included in the tax reconciliation table under the caption “Recognition of stranded deferred tax balance” and in the consolidated statements of cash flows as a non-cash item within the caption "Debt refinancing charge."
During 2021, we recorded a net tax benefit of $9.3 million related to a tax election made in our fiscal 2020 U.S. income tax return pursuant to global intangible low-taxed income (GILTI) regulations which were issued during the current fiscal year. The impact of this item is included in the tax reconciliation table under the caption “U.S. income taxes provided on international income.”
During 2019, we recorded a net tax benefit of $9.3 million associated with the finalization of our toll tax charge which included a benefit of $14.5 million for the toll tax charge and a $5.3 million charge for an unrecognized tax benefit. The effect of these items is included in the tax reconciliation table under the caption “Combined effects of U.S. tax reform.”
During 2019, we released a $1.1 million valuation allowance that was previously recorded against the net deferred tax assets of our Australian subsidiary. The effect of this item is included in the tax reconciliation table under the caption “Change in valuation allowance and other uncertain tax positions.”

The components of net deferred tax assets and liabilities were as follows at June 30:

(in thousands)	2021	2020
Deferred tax assets:
Net operating loss (NOL) carryforwards	$44,258	$31,891
Inventory valuation and reserves	11,068	8,220
Pension benefits	7,136	19,608
Other postretirement benefits	3,486	4,110
Accrued employee benefits	11,168	11,650
Operating lease liabilities	12,652	11,889
Other accrued liabilities	15,596	7,310
Tax credits and other carryforwards	32,490	21,048
Intangible assets	7,784	10,531
Other	—	364
Total	145,638	126,621
Valuation allowance	21,263	16,654
Total deferred tax assets	$124,375	$109,967
Deferred tax liabilities:
Tax depreciation in excess of book	$63,020	$67,411
Operating lease right-of-use assets	12,502	11,715
Unremitted earnings not permanently reinvested	6,429	5,855
Other	$7,392	—
Total deferred tax liabilities	$89,343	$84,981
Total net deferred tax assets (liabilities)	$35,032	$24,986
As of June 30, 2021, we have $26.3 million of U.S. net deferred tax assets. Within this amount is $57.0 million related to net operating loss, tax credit, and other carryforwards that can be used to offset future U.S. taxable income. Certain of these carryforwards will expire if they are not used within a specified timeframe. At this time, we consider it more likely than not that we will have sufficient U.S. taxable income in the future that will allow us to realize these net deferred tax assets. However, it is possible that some or all of these tax attributes could ultimately expire unused, especially if our end markets do not continue to recover from the COVID-19 global pandemic. Therefore, if we are unable to generate sufficient U.S. taxable income from our operations, a valuation allowance to reduce the U.S. net deferred tax assets may be required, which would materially increase income tax expense in the period in which the valuation allowance is recorded.
Included in deferred tax assets at June 30, 2021 is $32.5 million associated with tax credits and other carryforward items in the U.S. Of that amount, $0.7 million expires through 2031, $4.6 million expires through 2036, $18.3 million expires through 2041, $2.6 million does not expire, and $6.3 million is amortizable over eight years.
Included in deferred tax assets at June 30, 2021 is $44.3 million associated with NOL carryforwards in U.S. federal, state and foreign jurisdictions. Of that amount, $8.1 million expires through 2026, $2.2 million expires through 2031, $2.7 million expires through 2036, $3.8 million expires through 2041, and the remaining $27.5 million does not expire. The realization of these tax benefits is primarily dependent on future taxable income in these jurisdictions.
A valuation allowance of $21.3 million has been placed against deferred tax assets primarily in U.S. state, Brazil and Bolivia jurisdictions, all of which would be allocated to income tax expense upon realization of the deferred tax assets. As the respective operations generate sufficient income, the valuation allowances will be partially or fully reversed at such time we believe it will be more likely than not that the deferred tax assets will be realized. In 2021, the valuation allowance related to these deferred tax assets increased by $4.6 million.
We consider the majority of the $1.5 billion unremitted earnings of our non-U.S. subsidiaries to be permanently reinvested. With regard to these unremitted earnings, we have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested earnings is not practicable due to our legal entity structure and the complexity of U.S. and local tax laws. With regard to the small portion of unremitted earnings that are not indefinitely reinvested, we maintain a deferred tax liability for foreign withholding and U.S. state income taxes. The deferred tax liability associated with unremitted earnings of our non-U.S. subsidiaries not permanently reinvested is $6.4 million as of June 30, 2021.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalty) is as follows as of June 30:

(in thousands)	2021	2020	2019
Balance at beginning of year	$8,680	$8,952	$5,775
Increases for tax positions of prior years	—	—	7,384
Decreases related to settlement with taxing authority	—	—	(3,765)
Decreases related to lapse of statute of limitations	(229)	(214)	(324)
Foreign currency translation	205	(58)	(118)
Balance at end of year	$8,656	$8,680	$8,952
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in 2021, 2020 and 2019 is $8.7 million, $8.7 million and $9.0 million, respectively. We believe that it is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $5.3 million within the next twelve months.
Our policy is to recognize interest and penalties related to income taxes as a component of the provision for income taxes in the consolidated statements of income. We recognized a decrease of $0.2 million and $0.4 million in 2021 and 2019, respectively, and an increase of $1.0 million in 2020. As of June 30, 2021 and 2020, the amount of interest accrued was $1.4 million and $1.2 million, respectively. As of June 30, 2021 there was no penalty accrued and at June 30, 2020, the amount of penalty accrued was $0.5 million.
With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2015. The Internal Revenue Service has audited or the statute of limitations has expired for all U.S. tax years prior to 2018. Various state and foreign jurisdiction tax authorities are in the process of examining our income tax returns for various tax years ranging from 2015 to 2018. We continuously review our uncertain tax positions and evaluate any potential issues that may lead to an increase or decrease in the total amount of unrecognized tax benefits recorded.

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
We have an Executive Retirement Plan for certain executives and a Supplemental Executive Retirement Plan both of which have been closed to future participation on June 15, 2017 and July 26, 2006, respectively.
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
We use a June 30 measurement date for all of our plans. During fiscal 2021, as part of the plan to wind-up the fully frozen, overfunded Canadian defined benefit pension plans, the Company purchased an upfront annuity for retirees resulting in a non-cash settlement charge of $2.8 million. The Company expects to complete the wind-up of the Canadian plans by fiscal 2023.

The funded status of our pension plans and amounts recognized in the consolidated balance sheets as of June 30 were as follows:

(in thousands)	2021	2020
Change in benefit obligation:
Benefit obligation, beginning of year	$1,004,005	$964,741
Service cost	1,685	1,796
Interest cost	23,188	27,320
Participant contributions	548	637
Actuarial (gains) losses	(16,794)	67,403
Benefits and expenses paid	(52,719)	(50,733)
Currency translation adjustments	23,276	(5,758)
Plan amendments	(129)	(231)
Plan settlements	(13,966)	(1,286)
Plan curtailments	(10)	(171)
Other adjustments	(359)	287
Benefit obligation, end of year	$968,725	$1,004,005
Change in plans' assets:
Fair value of plans' assets, beginning of year	$876,036	$825,869
Actual return on plans' assets	54,026	96,133
Company contributions	9,998	9,721
Participant contributions	548	637
Plan settlements	(13,966)	(1,286)
Benefits and expenses paid	(52,719)	(50,733)
Currency translation adjustments	16,032	(4,305)
Other adjustments	149	$—
Fair value of plans' assets, end of year	$890,104	$876,036
Funded status of plans	$(78,621)	$(127,969)
Amounts recognized in the balance sheets consist of:
Long-term prepaid benefit	$89,233	$43,116
Short-term accrued benefit obligation	(6,918)	(6,639)
Accrued pension benefits	(160,936)	(164,446)
Net amount recognized	$(78,621)	$(127,969)
The pre-tax amounts related to our defined benefit pension plans recognized in accumulated other comprehensive loss were as follows at June 30:

(in thousands)	2021	2020
Unrecognized net actuarial losses	$279,628	$305,903
Unrecognized net prior service costs	2,001	2,026
Unrecognized transition obligations	277	332
Total	$281,906	$308,261
To the best of our knowledge and belief, the asset portfolios of our defined benefit pension plans do not contain our capital stock. Apart from the partial annuitization of the Canadian plans as previously mentioned, we do not issue insurance contracts to cover future annual benefits of defined benefit pension plan participants. Transactions between us and our defined benefit pension plans include the reimbursement of plan expenditures incurred by us on behalf of the plans. To the best of our knowledge and belief, the reimbursement of cost is permissible under current ERISA rules or local government law. The accumulated benefit obligation for all defined benefit pension plans was $967.5 million and $1,001.8 million as of June 30, 2021 and 2020, respectively.

Included in the above information are plans with accumulated benefit obligations exceeding the fair value of plan assets as of June 30 as follows:

(in thousands)	2021	2020
Projected benefit obligation	$174,973	$180,388
Accumulated benefit obligation	173,684	178,195
Fair value of plan assets	7,116	9,273
The components of net periodic pension income include the following as of June 30:

(in thousands)	2021	2020	2019
Service cost	$1,685	$1,796	$1,627
Interest cost	23,188	27,320	31,901
Expected return on plans' assets	(53,653)	(53,943)	(53,789)
Amortization of transition obligation	94	88	91
Amortization of prior service cost	34	50	(19)
Curtailment	(7)	(115)	—
Settlement	3,190	(51)	—
Recognition of actuarial losses	13,606	10,359	6,723
Other adjustments	(473)	288	—
Net periodic pension income	$(12,336)	$(14,208)	$(13,466)
As of June 30, 2021, the projected benefit payments, including future service accruals for these plans for 2022 through 2026, are $53.1 million, $53.0 million, $55.0 million, $55.5 million and $55.4 million, respectively, and $268.3 million in 2027 through 2031.
The amounts of accumulated other comprehensive loss expected to be recognized in net periodic pension cost during 2022 related to net actuarial losses are $11.9 million. The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost during 2022 related to transition obligations and prior service cost is immaterial.
We expect to contribute approximately $8 million to our pension plans in 2022, which is primarily for international plans.
Other Postretirement Benefit Plans
The funded status of our other postretirement benefit plans and the related amounts recognized in the consolidated balance sheets were as follows:

(in thousands)	2021	2020
Change in benefit obligation:
Benefit obligation, beginning of year	$12,365	$12,642
Interest cost	307	404
Actuarial losses	60	709
Benefits paid	(1,281)	(1,390)
Other	(68)	—
Benefit obligation, end of year	$11,383	$12,365
Funded status of plan	$(11,383)	$(12,365)
Amounts recognized in the balance sheets consist of:
Short-term accrued benefit obligation	$(1,252)	$(1,353)
Accrued postretirement benefits	(10,131)	(11,012)
Net amount recognized	$(11,383)	$(12,365)

The pre-tax amounts related to our other postretirement benefit plans which were recognized in accumulated other comprehensive loss were as follows at June 30:

(in thousands)	2021	2020
Unrecognized net actuarial losses	$4,355	$4,602
Unrecognized net prior service credits	(1,924)	(2,200)
Total	$2,431	$2,402
The components of net periodic other postretirement benefit cost include the following for the years ended June 30:

(in thousands)	2021	2020	2019
Interest cost	$307	$404	$613
Amortization of prior service credit	(276)	(276)	(90)
Recognition of actuarial loss	307	257	248
Net periodic other postretirement benefit cost	$338	$385	$771
As of June 30, 2021, the projected benefit payments, including future service accruals for our other postretirement benefit plans for 2022 through 2026, are $1.3 million, $1.2 million, $1.1 million, $1.0 million and $0.9 million, respectively, and $3.6 million in 2027 through 2031.
The amounts of accumulated other comprehensive loss expected to be recognized in net periodic pension cost during 2022 related to net actuarial losses and related to prior service credit are costs of $0.3 million and income of $0.3 million, respectively.
We expect to contribute approximately $1.3 million to our other postretirement benefit plans in 2022.
The service cost component of net periodic pension income of $1.7 million, $1.8 million and $1.6 million for 2021, 2020 and 2019, respectively, was reported as a component of cost of goods sold and operating expense. The other components of net periodic pension income and net periodic other postretirement benefit cost totaling a net benefit of $13.7 million, $15.6 million and $14.3 million for 2021, 2020 and 2019, respectively, were presented as a component of other income, net.
Assumptions
The significant actuarial assumptions used to determine the present value of net benefit obligations for our defined benefit pension plans and other postretirement benefit plans were as follows:

	2021	2020	2019
Discount Rate:
U.S. plans	1.2-3.0%	1.6-2.9%	2.7-3.6%
International plans	0.3-3.2%	0.2-2.4%	0.4-2.9%
Rates of future salary increases:
U.S. plans (Executive Retirement Plan only)	4.0%	4.0%	4.0%
International plans	1.5%	1.5%	1.8-3.0%
The significant assumptions used to determine the net periodic income for our pension and other postretirement benefit plans were as follows:

	2021	2020	2019
Discount Rate:
U.S. plans	1.2-3.0%	2.7-3.6%	4.0-4.3%
International plans	0.3-3.2%	0.4-2.9%	1.8-3.3%
Rates of future salary increases:
U.S. plans (Executive Retirement Plan only)	4.0%	4.0%	4.0%
International plans	1.5%	1.8-3.0%	2.5-3.0%
Rate of return on plans assets:
U.S. plans	6.8%	7.0%	7.0%
International plans	0.2-5.3%	0.4-5.3%	5.0-5.3%

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
The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for our postretirement benefit plans was as follows:

	2021	2020	2019
Health care costs trend rate assumed for next year	6.5%	6.8%	7.0%
Rate to which the cost trend rate gradually declines	5.0%	5.0%	5.0%
Year that the rate reaches the rate at which it is assumed to remain	2027	2027	2027
A change of one percentage point in the assumed health care cost trend rates would have an immaterial effect on both the total service and interest cost components of our other postretirement cost and other postretirement benefit obligation at June 30, 2021.
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
Our defined benefit pension plans’ asset allocations as of June 30, 2021 and 2020 and target allocations for 2022, by asset class, were as follows:

	2021	2020	Target %
Equity	20%	22%	20%
Fixed Income	76%	75%	80%
Other	4%	3%	—%
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
The following table presents the fair value of the benefit plans' assets by asset category as of June 30, 2021:

(in thousands)	Level 1	Level 2	Level 3	NAV(3)	Total
Common / collective trusts (3):
Blend funds	$—	$—	$—	$90,338	$90,338
Mutual funds	—	—	—	48,446	48,446
Corporate fixed income securities	—	443,948	—	—	443,948
Common stock	42,670	—	—	—	42,670
Government securities:
U.S. government securities	—	149,514	—	—	149,514
Foreign government securities	—	57,253	—	—	57,253
Other fixed income securities	—	21,107	—	—	21,107
Other	1,107	35,721	—	—	36,828
Total investments	$43,777	$707,543	$—	$138,784	$890,104
The following table presents the fair value of the benefit plans' assets by asset category as of June 30, 2020:

(in thousands)	Level 1	Level 2	Level 3	NAV(3)	Total
Common / collective trusts (3):
Blend funds	$—	$—	$—	$94,667	$94,667
Mutual funds	—	—	—	59,674	59,674
Corporate fixed income securities	—	394,521	—	—	394,521
Common stock	38,487	—	—	—	38,487
Government securities:
U.S. government securities	—	178,364	—	—	178,364
Foreign government securities	—	61,153	—	—	61,153
Other fixed income securities	—	22,544	—	—	22,544
Other	2,410	24,216	—	—	26,626
Total investments	$40,897	$680,798	$—	$154,341	$876,036
(3) Investments in common / collective trusts invest primarily in publicly traded securities and are valued using net asset value (NAV) of units of a bank collective trust. Therefore, these amounts have not been classified in the fair value hierarchy and are presented in the tables to reconcile the fair value hierarchy to the total fair value of plan assets.
Defined Contribution Plans
We sponsor several defined contribution retirement plans. Costs for defined contribution plans were $13.3 million, $14.7 million and $16.3 million in 2021, 2020 and 2019, respectively.
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

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of and changes in accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the year ended June 30, 2021 (in thousands):

Attributable to Kennametal:	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2020	$(232,634)	$(181,027)	$(3,581)	$(417,242)
Other comprehensive income before reclassifications	9,107	58,599	9,255	76,961
Amounts Reclassified from AOCL	10,355	—	(401)	9,954
Net other comprehensive income	19,462	58,599	8,854	86,915
AOCL, June 30, 2021	$(213,172)	$(122,428)	$5,273	$(330,327)

Attributable to noncontrolling interests:
Balance, June 30, 2020	$—	$(5,909)	$—	$(5,909)
Other comprehensive income before reclassifications	—	1,927	—	1,927
Net other comprehensive income	—	1,927	—	1,927
AOCL, June 30, 2021	$—	$(3,982)	$—	$(3,982)
The components of and changes in AOCL were as follows, net of tax, for the year ended June 30, 2020 (in thousands):

Attributable to Kennametal:	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2019	$(222,270)	$(147,595)	$(3,678)	$(373,543)
Other comprehensive loss before reclassifications	(18,299)	(33,432)	(582)	(52,313)
Amounts Reclassified from AOCL	7,935	—	679	8,614
Net other comprehensive loss	(10,364)	(33,432)	97	(43,699)
AOCL, June 30, 2020	$(232,634)	$(181,027)	$(3,581)	$(417,242)

Attributable to noncontrolling interests:
Balance, June 30, 2019	$—	$(3,450)	$—	$(3,450)
Other comprehensive loss before reclassifications	—	(2,459)	—	(2,459)
Net other comprehensive loss	—	(2,459)	—	(2,459)
AOCL, June 30, 2020	$—	$(5,909)	$—	$(5,909)

The components of and changes in AOCL were as follows, net of tax, for the year ended June 30, 2019 (in thousands):

Attributable to Kennametal:	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2018	$(187,755)	$(127,347)	$(5,223)	$(320,325)
Other comprehensive loss before reclassifications	(39,639)	(20,248)	197	(59,690)
Amounts Reclassified from AOCL	5,124	—	1,348	6,472
Net other comprehensive (loss) income	(34,515)	(20,248)	1,545	(53,218)
AOCL, June 30, 2019	$(222,270)	$(147,595)	$(3,678)	$(373,543)

Attributable to noncontrolling interests:
Balance, June 30, 2018	$—	$(2,913)	$—	$(2,913)
Other comprehensive loss before reclassifications	—	(537)	—	(537)
Net other comprehensive loss	—	(537)	—	(537)
AOCL, June 30, 2019	$—	$(3,450)	$—	$(3,450)

Reclassifications out of AOCL for the years ended June 30, 2021, 2020 and 2019 consisted of the following:

	Year Ended June 30,
Details about AOCL components (in thousands)	2021	2020	2019	Affected line item in the Income Statement
Losses and (gains) on cash flow hedges:
Forward starting interest rate swaps	$4,082	$2,444	$2,352	Interest expense
Currency exchange contracts	(24)	(1,545)	(567)	Other income, net
Total before tax	4,058	899	1,785
Tax impact	(4,459)	(220)	(437)	Provision for income taxes
Net of tax	$(401)	$679	$1,348

Pension and other postretirement benefits:
Amortization of transition obligations	$94	$88	$91	Other income, net
Amortization of prior service credit	(242)	(226)	(109)	Other income, net
Recognition of actuarial losses	13,913	10,616	6,971	Other income, net
Total before tax	13,765	10,478	6,953
Tax impact	(3,410)	(2,543)	(1,829)	Provision for income taxes
Net of tax	$10,355	$7,935	$5,124

The amount of income tax allocated to each component of other comprehensive income for the year ended June 30, 2021:

(in thousands)	Pre-tax	Tax impact	Net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	$12,264	$(3,009)	$9,255
Reclassification of unrealized loss (gain) on expired derivatives designated and qualified as cash flow hedges	4,058	(4,459)	(401)
Unrecognized net pension and other postretirement benefit gain	11,901	(2,794)	9,107
Reclassification of net pension and other postretirement benefit loss	13,765	(3,410)	10,355
Foreign currency translation adjustments	61,038	(510)	60,528
Other comprehensive income	$103,026	$(14,182)	$88,844
The amount of income tax allocated to each component of other comprehensive loss for the year ended June 30, 2020:

(in thousands)	Pre-tax	Tax impact	Net of tax
Unrealized loss on derivatives designated and qualified as cash flow hedges	$(771)	$189	$(582)
Reclassification of unrealized loss on expired derivatives designated and qualified as cash flow hedges	899	(220)	679
Unrecognized net pension and other postretirement benefit loss	(23,999)	5,700	(18,299)
Reclassification of net pension and other postretirement benefit loss	10,478	(2,543)	7,935
Foreign currency translation adjustments	(35,936)	45	(35,891)
Other comprehensive loss	$(49,329)	$3,171	$(46,158)
The amount of income tax allocated to each component of other comprehensive loss for the year ended June 30, 2019:

(in thousands)	Pre-tax	Tax impact	Net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	$261	$(64)	$197
Reclassification of unrealized loss on expired derivatives designated and qualified as cash flow hedges	1,785	(437)	1,348
Unrecognized net pension and other postretirement benefit loss	(52,087)	12,448	(39,639)
Reclassification of net pension and other postretirement benefit loss	6,953	(1,829)	5,124
Foreign currency translation adjustments	(20,881)	96	(20,785)
Other comprehensive loss	$(63,969)	$10,214	$(53,755)

NOTE 16 — RESTRUCTURING AND RELATED CHARGES
FY20 Restructuring Actions
In the June quarter of fiscal 2019, we implemented, and in fiscal 2020 substantially completed, the FY20 Restructuring Actions associated with our simplification/modernization initiative to reduce structural costs, improve operational efficiency and position us for long-term profitable growth. Total restructuring and related charges since inception of $54.8 million were recorded for this program through June 30, 2021, consisting of: $46.6 million in Metal Cutting and $8.3 million in Infrastructure.
FY21 Restructuring Actions
In the September quarter of fiscal 2020, we announced the initiation of restructuring actions in Germany associated with our simplification/modernization initiative to reduce structural costs. Subsequently, we also announced the acceleration of our other structural cost reduction plans including the closing of the Johnson City, Tennessee facility. Expected pre-tax charges for the FY21 Restructuring Actions are approximately $90 million. Total restructuring and related charges since inception of $82.2 million were recorded for this program through June 30, 2021, consisting of: $74.5 million in Metal Cutting and $7.7 million in Infrastructure. The majority of the remaining charges related to the FY21 Restructuring Actions are expected to be in the Metal Cutting segment.

Annual Restructuring Charges
During 2021, we recorded restructuring and related charges of $40.4 million, which consisted of $35.6 million in Metal Cutting and $4.8 million in Infrastructure. Of this amount, restructuring charges totaled $29.6 million, of which $0.5 million was related to inventory and was recorded in cost of goods sold. Restructuring-related charges of $10.8 million were recorded in cost of goods sold.
During 2020, we recorded restructuring and related charges of $83.3 million. Of this amount, restructuring charges totaled $69.2 million, of which $0.9 million was related to inventory and was recorded in cost of goods sold. Restructuring-related charges of $14.1 million were recorded in cost of goods sold.
During 2019, we recorded restructuring and related charges of $16.9 million, net of a $4.8 million gain on the sale of our previously closed Madison, AL manufacturing location as part of FY19 Restructuring Actions. Of this amount, restructuring charges totaled $19.5 million, of which $0.7 million was related to inventory and was recorded in cost of goods sold. Restructuring-related charges of $1.8 million were recorded in cost of goods sold and $0.3 million were recorded in operating expense during 2019.
As of June 30, 2021, $19.9 million the restructuring accrual is recorded in other current liabilities and $9.9 million is recorded in other liabilities in our consolidated balance sheet. As of June 30, 2020, $34.9 million of the restructuring accrual is recorded in other current liabilities and $12.5 million is recorded in other liabilities in our consolidated balance sheet. The amounts are as follows:

(in thousands)	June 30, 2020	Expense, net	Asset Write-Down	Translation	Cash Expenditures	June 30, 2021
Severance	$47,303	$23,917	$—	$2,445	$(43,942)	$29,723
Facilities	—	5,664	(5,664)	—	—	—
Other	63	—	—	2	(65)	—
Total	47,366	29,581	(5,664)	2,447	(44,007)	29,723

(in thousands)	June 30, 2019	Expense	Asset Write-Down	Translation	Cash Expenditures	June 30, 2020
Severance	$19,125	$66,129	$—	$(397)	$(37,554)	$47,303
Facilities	—	3,039	(3,039)	—	—	—
Other	87	6		(2)	(28)	63
Total	19,212	69,174	(3,039)	(399)	(37,582)	47,366

NOTE 17 — FINANCIAL INSTRUMENTS
The methods used to estimate the fair value of our financial instruments are as follows:
Cash and Equivalents, Revolving and Other Lines of Credit and Notes Payable The carrying amounts approximate their fair value because of the short maturity of the instruments.
Long-Term Debt, Including Current Maturities Fixed rate debt had a fair market value of $644.2 million and $630.2 million at June 30, 2021 and 2020, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of June 30, 2021 and 2020, respectively.
Foreign Exchange Contracts All outstanding range forward contracts expired as of June 30, 2021. The notional amount of the contracts translated into U.S. dollars at June 30, 2020 was $2.2 million. We would have received an immaterial amount at June 30, 2020 to settle these contracts representing the fair value of these agreements. The carrying value equaled the fair value for these contracts at June 30, 2020. Fair value was estimated based on quoted market prices of comparable instruments.
Interest Rate Swap Contracts During fiscal 2021, upon issuance of the Senior Unsecured Notes due 2031 (see Note 11 for more information) we settled the forward starting interest rate swap contracts used to hedge a portion of the interest rate risk related to the refinancing. The notional amount of the forward starting interest rate swap contracts at June 30, 2020 was $200.0 million. We recorded $2.1 million of liabilities as of June 30, 2020 related to these contracts. There were no interest rate swap contracts outstanding at June 30, 2021.

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
We are exposed to counterparty credit risk for nonperformance of derivatives and, in the unlikely event of nonperformance, to market risk for changes in interest and currency exchange rates, as well as settlement risk. We manage exposure to counterparty credit risk through credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. We do not anticipate nonperformance by any of the counterparties. As of June 30, 2021 and 2020, we had no significant concentrations of credit risk.

NOTE 18 — STOCK-BASED COMPENSATION
Stock Options
Changes in our stock options for 2021 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2020	646,959	$33.60
Exercised	(280,274)	27.10
Lapsed and forfeited	(51,673)	43.01
Options outstanding, June 30, 2021	315,012	$37.83	2.6	$642
Options vested and expected to vest, June 30, 2021	315,012	$37.83	2.6	$642
Options exercisable, June 30, 2021	315,012	$37.83	2.6	$642
As of June 30, 2021 and June 30, 2020, there was no unrecognized compensation cost related to options outstanding. All options were fully vested as of June 30, 2021 and June 30, 2020.
Tax benefits relating to excess stock-based compensation deductions are presented in the consolidated statements of cash flows as operating cash inflows. Tax benefits resulting from stock-based compensation deductions were greater than the amounts reported for financial reporting purposes by $0.7 million in 2021, and less than amounts reported for financial reporting purposes by an immaterial amount in 2020 and by $1.3 million in 2019.
The amount of cash received from the exercise of capital stock options during 2021, 2020 and 2019 was $6.6 million, $0.9 million and $4.8 million, respectively. The related tax benefit was $0.6 million in 2021, was immaterial in 2020, and was $0.5 million 2019. The total intrinsic value of options exercised in 2021, 2020 and 2019 was $2.4 million, $0.3 million and $2.4 million, respectively.
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

Changes in our time vesting and performance vesting restricted stock units for 2021 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2020	554,633	$34.26	1,039,695	$32.48
Granted	220,876	33.49	924,850	31.84
Vested	(77,284)	47.47	(480,754)	33.88
Performance metric adjustments, net	(100,000)	32.92	—	—
Other adjustments	(4,565)	30.26	—	—
Forfeited	(93,183)	32.39	(151,051)	30.87
Unvested, June 30, 2021	500,477	$32.53	1,332,740	$31.72
During 2021, 2020 and 2019, compensation expense related to time vesting and performance vesting restricted stock units was $23.9 million, $15.3 million and $21.9 million, respectively. Certain performance metrics related to fiscal 2020 were not met, resulting in an adjustment of 100,000 performance vesting stock units during 2021. As of June 30, 2021, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $22.7 million and is expected to be recognized over a weighted average period of 1.8 years.

NOTE 19— ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain sites associated with our current or former operations.
We establish and maintain accruals for certain potential environmental obligations. At June 30, 2021 and 2020, the balances of these liabilities were $14.7 million, of which $2.6 million was current, and $15.6 million, of which $6.1 million was current, respectively. These accruals represent anticipated costs associated with the remediation of these issues and are generally not discounted.
The accruals we have established for environmental liabilities represent our best current estimate of the probable and reasonably estimable costs of addressing identified environmental situations, based on our review of currently available evidence, and taking into consideration our prior experience in remediation and that of other companies, as well as public information released by the United States Environmental Protection Agency (USEPA), other governmental agencies and by the Potentially Responsible Party (PRP) groups in which we are participating. Although the accruals currently appear to be sufficient to cover these environmental obligations, there are uncertainties associated with environmental liabilities, and we can give no assurance that our estimate of any environmental liability will not increase or decrease in the future. The recorded and unrecorded liabilities for all environmental concerns could change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs and the involvement of and direction taken by the government on these matters.
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

NOTE 20 — COMMITMENTS AND CONTINGENCIES
Legal Matters Various lawsuits arising during the normal course of business are pending against us. In our opinion, the ultimate liability, if any, resulting from these matters will have no significant effect on our consolidated financial position or results of operations.
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
Related Party Transactions Sales to affiliated companies were immaterial in 2021, 2020 and 2019. We do not have any other related party transactions that affect our operations, results of operations, cash flow or financial condition.

NOTE 21 — SEGMENT DATA
The Company manages and reports its business in the following two segments: Metal Cutting and Infrastructure. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities, the manner in which we organize segments for making operating decisions and assessing performance and the availability of separate financial results. We do not allocate certain corporate expenses related to executive retirement plans, the Company’s Board of Directors and strategic initiatives, as well as certain other costs and report them in Corporate. Our former segments, Industrial and Widia, were combined into one Metal Cutting segment as of July 1, 2020. Infrastructure remains unchanged. Segment results have been retrospectively restated to reflect the change in reportable segments. Our reportable operating segments do not represent the aggregation of two or more operating segments.
Sales to a single customer did not aggregate to five percent or more of total sales in 2021, 2020 and 2019.
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

Segment data is summarized as follows:

(in thousands)	2021	2020	2019
Sales:
Metal Cutting	$1,150,746	$1,178,053	$1,472,021
Infrastructure	690,695	707,252	903,213
Total sales	$1,841,441	$1,885,305	$2,375,234

Operating income:
Metal Cutting	$45,855	$985	$223,578
Infrastructure	59,461	23,113	108,480
Corporate	(3,148)	(1,846)	(3,208)
Total operating income	$102,168	$22,252	$328,850

Interest expense	$46,375	$35,154	$32,994
Other income, net	(8,867)	(14,862)	(15,379)
Income before income taxes	$64,660	$1,960	$311,235

Depreciation and amortization:
Metal Cutting	$81,796	$74,664	$67,763
Infrastructure	44,661	45,176	44,284
Corporate	31	20	5
Total depreciation and amortization	$126,488	$119,860	$112,052

Segment assets(4):
Metal Cutting	$1,532,177	$1,452,131	$1,462,257
Infrastructure	698,766	748,424	883,566
Corporate	434,818	837,036	310,446
Total assets	$2,665,761	$3,037,591	$2,656,269

Capital expenditures:
Metal Cutting	$103,812	$195,167	$167,647
Infrastructure	23,490	48,984	44,696
Total capital expenditures	$127,302	$244,151	$212,343
(4) Metal Cutting and Infrastructure segment assets are principally accounts receivable, less allowance for doubtful accounts; inventories; property, plant and equipment, net; goodwill; other intangible assets, net of accumulated amortization; and operating lease ROU assets. Corporate assets are principally cash and cash equivalents, other current assets, long-term prepaid pension benefit, deferred income taxes and other assets.

Geographic information for sales, based on country where the sale originated, and long-lived assets is as follows:

(in thousands)	2021	2020	2019
Sales:
United States	$692,106	$778,054	$1,014,189
Germany	260,792	248,796	314,035
China	242,815	214,364	247,858
Canada	79,891	90,247	108,261
India	94,966	81,366	113,287
Italy	59,955	52,699	68,585
France	45,356	45,817	59,899
United Kingdom	28,464	33,305	44,384
Other(4)	337,096	340,657	404,736
Total sales	$1,841,441	$1,885,305	$2,375,234

Total long-lived assets:
United States	$611,724	$607,222	$525,713
Germany	218,250	210,674	201,714
China	97,404	92,658	78,410
India	44,504	44,673	44,643
Israel	21,790	22,249	24,042
Canada	19,144	20,508	20,435
Other	42,319	40,287	39,938
Total long-lived assets(5)	$1,055,135	$1,038,271	$934,895
(4) Other consists of sales from 27 countries, none of which individually exceed 2 percent of total sales.
(5) Total long-lived assets as of June 30, 2021, 2020 and 2019 include property, plant and equipment, net of $1,055.1 million, $1,038.3 million and $934.9 million, respectively.

The following table presents Kennametal's revenue disaggregated by segment by geography:

	Metal Cutting			Infrastructure			Total Kennametal
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Americas	38%	42%	41%	57%	62%	66%	45%	49%	50%
EMEA	39	37	38	19	18	16	31	30	30
Asia Pacific	23	21	21	24	20	18	24	21	20
The following table presents Kennametal's revenue disaggregated by segment by end market:

	Metal Cutting			Infrastructure			Total Kennametal
	2021	2020	2019	2021	2020	2019	2021	2020	2019
General Engineering	54%	53%	52%	35%	34%	34%	47%	46%	45%
Transportation	30	27	29	—	—	—	19	17	18
Aerospace	8	12	11	—	—	—	5	7	7
Energy	8	8	8	26	28	33	15	16	17
Earthworks	—	—	—	39	38	33	14	14	13

NOTE 22 — SUBSEQUENT EVENTS
The Company evaluated subsequent events after June 30, 2021 through the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required, other than as disclosed below.

On July 27, 2021, the Board of Directors authorized a three-year share repurchase program. Under this program, the Company intends to repurchase up to $200 million of Kennametal common stock. The Company expects to fund repurchases through cash generated from operations.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021. The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance at June 30, 2021 that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
(b)Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting is included in Item 8 of this Annual Report and incorporated herein by reference.
(c)Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of Kennametal’s internal control over financial reporting as of June 30, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this Annual Report, which is incorporated herein by reference.
(d)Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION
None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information regarding the executive officers of Kennametal Inc. is as follows: Name, Age, Position, and Experience During the Past Five Years (1).
Christopher Rossi, 57
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
Damon J. Audia, 50
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
Judith L. Bacchus, 59
Vice President and Chief Administrative Officer
Vice President and Chief Administrative Officer since May 2019; Vice President and Chief Human Resources and Corporate Relations Officer since December 2015; Vice President and Chief Human Resources Officer from June 2011 to November 2015.
Franklin Cardenas, 53
Vice President, Kennametal Inc. and President, Infrastructure Business Segment
Vice President, Kennametal Inc. and President, Infrastructure Business Segment since February 2020; Formerly, Vice President of Asia Pacific for the Donaldson Company (a global leader in the filtration industry) from 2016 to 2020 and Vice President, Global Engine Aftermarket from 2010 to 2016. He started at Donaldson Company in 1995 and held roles of increasing responsibility until 2020.

Sanjay Chowbey, 53
President, Metal Cutting
President, Metal Cutting since June 2021; Formerly, President, Services and Solutions of Flowserve from 2019 to 2021 and Senior Vice President and President of TE SubCom from 2017 to 2018. Previously spent over 11 years at Danaher / Fortive Corporation (from 2006 through 2017) serving in various roles of increasing responsibility, the latest being President, Thomson Industries.
Michelle R. Keating, 45
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
Carlonda R. Reilly, 53
Vice President and Chief Technology Officer
Vice President and Chief Technology Officer since September 2018; Formerly, Global Technology Director in Transportation and Advanced Polymers business at DuPont (chemical company) from January 2016 to September 2018 and Global Technology Director in Building Innovations at DuPont from 2013 to January 2016.
Patrick S. Watson, 48
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
Incorporated herein by reference is the information to be provided under the captions “Proposal I. Election of Directors” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 30, 2021 (2021 Proxy Statement). Also incorporated herein by reference is the information to be set forth under the caption “Ethics and Corporate Governance-Code of Conduct” and "Ethics and Corporate Governance-Corporate Governance" in the 2021 Proxy Statement.
The Company has a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The members of the Audit Committee are: William M. Lambert (Chair); Lorraine M. Martin; Sagar A. Patel; and Steven H. Wunning. Incorporated herein by reference is the information provided under the caption “Board of Directors and Board Committees-Committee Functions-Audit Committee” in the 2021 Proxy Statement.

ITEM 11 — EXECUTIVE COMPENSATION
Incorporated herein by reference from our 2021 Proxy Statement is the information to be set forth under the captions “Executive Compensation, Compensation Discussion and Analysis,” "Compensation Committee Report," "Analysis of Risk Inherent in our Compensation Policies and Practices," "Executive Compensation Tables," "2021 Nonqualified Deferred Compensation," "Retirement Programs" and "Potential Payments Upon Termination or Change in Control." Also incorporated herein by reference from our 2021 Proxy Statement is the information to be set forth under the captions “Board of Directors Compensation and Benefits” and “Board of Directors and Board Committees - Committee Functions - Compensation Committee Interlocks and Insider Participation."

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference from our 2021 Proxy Statement are: (i) the information to be set forth under the caption “Equity Compensation Plans,” (ii) the information to be set forth under the caption “Ownership of Capital Stock by Directors, Nominees and Executive Officers” with respect to the directors’ and officers’ shareholdings; and (iii) the information to be set forth under the caption “Principal Holders of Voting Securities” with respect to other beneficial owners.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference is the information to be set forth under the captions “Ethics and Corporate Governance-Corporate Governance-Board of Director Review and Approval of Related Person Transactions,” “Executive Compensation,” “Executive Compensation Tables” and “Ethics and Corporate Governance-Corporate Governance-Board Composition and Independence” in the 2021 Proxy Statement.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference is the information with respect to pre-approval policies set forth under the caption “Proposal II. Ratification of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the Fiscal Year ending June 30, 2022-Audit Committee Pre-Approval Policy” and the information with respect to principal accountant fees and services set forth under “Proposal II. Ratification of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the Fiscal Year ending June 30, 2022-Fees and Services” to be set forth in the 2021 Proxy Statement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENNAMETAL INC.
Date: August 10, 2021	By:	/s/ Patrick S. Watson
Patrick S. Watson
Vice President Finance and Corporate Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CHRISTOPHER ROSSI Christopher Rossi	President and Chief Executive Officer	August 10, 2021

/s/ DAMON J. AUDIA Damon J. Audia	Vice President and Chief Financial Officer	August 10, 2021

/s/ PATRICK S. WATSON Patrick S. Watson	Vice President Finance and Corporate Controller	August 10, 2021

/s/ LAWRENCE W. STRANGHOENER Lawrence W. Stranghoener	Chairman of the Board	August 10, 2021

/s/ JOSEPH ALVARADO Joseph Alvarado	Director	August 10, 2021

/s/ CINDY L. DAVIS Cindy L. Davis	Director	August 10, 2021

/s/ WILLIAM J. HARVEY William J. Harvey	Director	August 10, 2021

/s/ WILLIAM M. LAMBERT William M. Lambert	Director	August 10, 2021

/s/ LORRAINE M. MARTIN Lorraine M. Martin	Director	August 10, 2021

/s/ SAGAR A. PATEL Sagar A. Patel	Director	August 10, 2021

/s/ STEVEN H. WUNNING Steven H. Wunning	Director	August 10, 2021

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

FINANCIAL STATEMENT SCHEDULE	Page	79
Schedule II—Valuation and Qualifying Accounts for the Years Ended June 30, 2021, 2020 and 2019
3. Exhibits

3	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation of Kennametal Inc., as amended and restated through October 28, 2014	Exhibit 3.(i) of the Form 8-K filed October 30, 2014 (File No. 001-05318) is incorporated herein by reference.
3.2	By-Laws of Kennametal Inc., as amended and restated through July 26, 2016	Exhibit 10.1 of the Form 8-K filed July 28, 2016 (File No. 001-05318) is incorporated herein by reference.

4	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Indenture, dated as of June 19, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee	Exhibit 4.1 of the Form 8-K filed June 20, 2002 (File No. 001-05318) is incorporated herein by reference.
4.2	First Supplemental Indenture, dated as of June 19, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee	Exhibit 4.2 of the Form 8-K filed June 20, 2002 (File No. 001-05318) is incorporated herein by reference.
4.3	Indenture dated February 14, 2012 between Kennametal Inc. and U.S. Bank National Association	Exhibit 4.1 of the Form 8-K filed February 14, 2012 (File No. 001-05318) is incorporated herein by reference.
4.4	First Supplemental Indenture dated February 14, 2012 between Kennametal Inc. and U.S. Bank National Association (including Form of 3.875% Note due 2022)	Exhibit 4.2 of the Form 8-K filed February 14, 2012 (File No. 001-05318) is incorporated herein by reference.
4.5	Second Supplemental Indenture dated November 7, 2012 between Kennametal Inc. and U.S. Bank National Association (including Form of 2.650% Note due 2019)	Exhibit 4.4 of the Form 8-K filed November 7, 2012 (File No. 001-05318) is incorporated herein by reference.
4.6	Third Supplemental Indenture dated June 7, 2018 between Kennametal Inc. and U.S. Bank National Association (including Form of 4.625% Note due June 15, 2028).	Exhibit 4.1 of the Form 8-K filed June 7, 2018 (File No. 001-05318) is incorporated herein by reference.
4.7	Fourth Supplemental Indenture dated February 23, 2021 between Kennametal Inc. and U.S. Bank National Association	Exhibit 4.1 of the Form 8-K filed February 23, 2021 (File No. 001-05318) is incorporated herein by reference.
4.8	Form of 2.800% Senior Note due March 1, 2031 (form included in Fourth Supplemental Indenture)	Exhibit 4.1 of the Form 8-K filed February 23, 2021 (File No. 001-05318) is incorporated herein by reference.
4.9	Description of Registrant's Securities	Filed herewith.

10	Material Contracts
10.1*	Deferred Fee Plan for Outside Directors, as amended and restated effective December 30, 2008	Exhibit 10.1 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.2*	Directors Stock Incentive Plan, as amended and restated effective December 30, 2008	Exhibit 10.2 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.3*	Performance Bonus Stock Plan of 1995, as amended and restated effective December 30, 2008	Exhibit 10.3 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.4*	Kennametal Inc. Stock and Incentive Plan of 2002 (as amended on October 21, 2008)	Appendix A to the 2008 Proxy Statement filed September 8, 2008 (File No. 001-05318) is incorporated herein by reference.
10.5*	Form of Indemnification Agreement for Named Executive Officers	Exhibit 10.2 of the Form 8-K filed March 22, 2005 (File No. 001-05318) is incorporated herein by reference.
10.6*	Schedule of Named Executive Officers who have entered into the Form of Indemnification Agreement as set forth in Exhibit 10.5	Filed herewith.
10.7*	Kennametal Inc. Executive Retirement Plan (for Designated Officers) (as amended effective December 30, 2008)	Exhibit 10.8 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.8*	Amendment No. 1 to Kennametal Inc. Executive Retirement Plan (dated January 27, 2015)	Exhibit 10.2 to the Form 8-K dated February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
10.9*	Amendment No. 2 to Kennametal Inc. Executive Retirement Plan (dated June 18, 2015)	Exhibit 10.1 of the Form 8-K filed June 23, 2015 (File No. 001-05318) is incorporated herein by reference.
10.10*	Kennametal Inc. Supplemental Executive Retirement Plan (as amended effective December 30, 2008)	Exhibit 10.9 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.11*	Amendment No. 1 to the Kennametal Inc. Supplemental Executive Retirement Plan (as amended effective December 30, 2008) (dated June 18, 2015)	Exhibit 10.2 of the Form 8-K filed June 23, 2015 (File No. 001-05318) is incorporated herein by reference.
10.12*	Description of Compensation Payable to Non-Employee Directors	Exhibit 10.12 of the Form 10-K filed August 10, 2018 (File No. 001-05318) is incorporated herein by reference.
10.13*	Form of Kennametal Inc. Nonstatutory Stock Option Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.5 of Form 10-Q filed February 8, 2011 (File No. 001-05318) is incorporated herein by reference.

10.14*	Form of Kennametal Inc. Nonstatutory Stock Option Award for Non-Employee Directors (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.6 of Form 10-Q filed February 8, 2011 (File No. 001-05318) is incorporated herein by reference
10.15*	Form of Officer’s Employment Agreement with certain Named Executive Officers	Exhibit 10.1 of Form 8-K filed May 13, 2011 (File No. 001-05318) is incorporated herein by reference.
10.16*	Schedule of Executive Officers who have entered into the Form of Officer's Employment Agreement as set forth in Exhibit 10.15	Exhibit 10.16 of the Form 10-K filed August 13, 2019 (File No. 001-05318) is incorporated herein by reference.
10.17*	Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013)	Appendix A of the 2013 Proxy Statement filed September 17, 2013 (File No. 001-05318) is incorporated herein by reference.
10.18*	Form of Kennametal Inc. Restricted Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.39 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.19*	Form of Kennametal Inc. Nonstatutory Stock Option Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.41 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.20*	Form of Kennametal Inc. Nonstatutory Stock Option Award for Non-Employee Directors (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.42 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.21*	Form of Kennametal Inc. Cash Settled Share-Based Award for China-based Employees (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.43 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.22*	Form of Kennametal Inc. Restricted Unit Award - Alternate Form (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.45 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.23*	Form of Kennametal Inc. Nonstatutory Stock Option Award - Alternate Form (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.46 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.24*	Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013)	Exhibit 10.1 to the Form 8-K dated February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
10.25*	Form of Kennametal Inc. Performance Unit Award (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.3 to the Form 8-K dated February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
10.26*	Form of Kennametal Inc. Restricted Unit Award (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.4 to the Form 8-K dated February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
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
10.58
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
Exhibit 10.1 of the Form 8-K filed September 14, 2020 (File No. 001-05318) is incorporated herein by reference
10.59*	Form of Kennametal Inc. Restricted Unit Award (three-year cliff vest) (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.1 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.60*	Form of Kennametal Inc. Restricted Unit Award (two-year cliff vest) (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.2 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.61*	Form of Kennametal Inc. Cash-Settled Long-Term Incentive Award for China-based employees (two-year cliff vest) (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.3 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.62*	Form of Kennametal Inc. Restricted Unit Award for Non-Employee Directors (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.4 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.63*	Form of Kennametal Inc. Restricted Unit Award (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.5 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.64*	Form of Kennametal Inc. Cash-Settled Long-Term Incentive Award for China-based employees (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.6 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.65*	Form of Kennametal Inc. Performance Unit Award (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Filed herewith.
10.66*	Kennametal Inc. 2020 Stock and Incentive Plan	Appendix B of 2020 Proxy Statement filed September 15, 2020 (File No. 001-05318) is incorporated by reference herein.
10.67	Separation Agreement for Peter A. Dragich, dated August 26, 2020	Exhibit 10.1 of the Form 8-K filed September 16, 2020 (File No. 001-05318) is incorporated herein by reference.

21	Subsidiaries of the Registrant	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31	Certifications
31.1	Certification executed by Christopher Rossi, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.
31.2	Certification executed by Damon J. Audia, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

32	Section 1350 Certifications

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
(2)Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Consolidated Statements of Income for the years ended June 30, 2021, 2020 and 2019, (ii) the Consolidated Statements of Comprehensive Income for the years ended June 30, 2021, 2020 and 2019, (iii) the Consolidated Balance Sheets at June 30, 2021 and 2020, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2021, 2020 and 2019 and (v) Notes to Consolidated Financial Statements for the years ended June 30, 2021, 2020 and 2019.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands) For the year ended June 30	Balance at Beginning of Year	Charges to Costs and Expenses	Recoveries	Other Adjustments		Deductions from Reserves		Balance at End of Year
2021
Allowance for doubtful accounts	$9,430	$2,602	$635	$400	(1)	$(3,333)	(2)	$9,734
Deferred tax asset valuation allowance	16,654	4,115	—	494	(1)	0		21,263
2020
Allowance for doubtful accounts	$10,083	$2,300	$40	$(287)	(1)	$(2,706)	(2)	$9,430
Deferred tax asset valuation allowance	14,614	4,213	—	(1,216)	(1)	(957)	(3)	16,654
2019
Allowance for doubtful accounts	$11,807	$2,366	$111	$(248)	(1)	$(3,953)	(2)	$10,083
Deferred tax asset valuation allowance	21,629	(5,597)	—	(1,418)	(1)	—		14,614

(1)Represents foreign currency translation adjustment.
(2)Represents uncollected accounts charged against the allowance.
(3)Represents primarily a forfeited net operating loss deduction

ITEM 16 — FORM 10-K SUMMARY
None.