Form 10-Q
period 2021-09-30
KENNAMETAL INC
filed 2021-11-02
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2021
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

As of October 29, 2021 83,645,026 shares of the Registrant’s Capital Stock, par value $1.25 per share, were outstanding.

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that do not relate strictly to historical or current facts. You can identify forward-looking statements by words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression in connection with any discussion of future operating or financial performance or events. We have also included forward-looking statements in this Quarterly Report on Form 10-Q concerning, among other things, our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position and product development. These statements are based on current estimates that involve inherent risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, our actual results could vary materially from our current expectations. There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements. They include: the duration and spread of the COVID-19 pandemic, the emergence of more contagious or virulent strains of the virus, its impacts on our business operations, financial results and financial position and on the industries in which we operate and the global economy generally, including as a result of travel restrictions, business and workforce disruptions associated with the pandemic, the success of preventative measures to contain or mitigate the spread of the virus and emerging variants, and the effectiveness, distribution and acceptance of COVID-19 vaccines; other economic recession; our ability to achieve all anticipated benefits of restructuring, simplification and modernization initiatives; our foreign operations and international markets, such as currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; potential for future goodwill and other intangible asset impairment charges; our ability to protect and defend our intellectual property; continuity of information technology infrastructure; competition; our ability to retain our management and employees; demands on management resources; availability and cost of the raw materials we use to manufacture our products; product liability claims; integrating acquisitions and achieving the expected savings and synergies; global or regional catastrophic events; demand for and market acceptance of our products; business divestitures; energy costs; commodity prices; labor relations; and implementation of environmental remediation matters. We provide additional information about many of the specific risks we face in the “Risk Factors” section of our Annual Report on Form 10-K and in other periodic reports we file from time to time with the Securities and Exchange Commission. We can give no assurance that any goal or plan set forth in our forward-looking statements will be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. Except as required by law, we do not intend to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2021	2020
Sales	$483,509	$400,305
Cost of goods sold	322,759	295,232
Gross profit	160,750	105,073
Operating expense	102,694	93,340
Restructuring and asset impairment charges (Note 5)	190	25,577
Amortization of intangibles	3,260	3,334
Operating income (loss)	54,606	(17,178)
Interest expense (Note 9)	6,321	10,578
Other income, net	(3,459)	(4,019)
Income (loss) before income taxes	51,744	(23,737)
Provision for (benefit from) income taxes	13,992	(2,877)
Net income (loss)	37,752	(20,860)
Less: Net income attributable to noncontrolling interests	1,554	815
Net income (loss) attributable to Kennametal	$36,198	$(21,675)
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings per share	$0.43	$(0.26)
Diluted earnings per share	$0.43	$(0.26)
Basic weighted average shares outstanding	83,880	83,318
Diluted weighted average shares outstanding	84,751	83,318

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2021	2020
Net income (loss)	$37,752	$(20,860)
Other comprehensive (loss) income, net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	—	1,210
Reclassification of unrealized (gain) loss on derivatives designated and qualified as cash flow hedges	(192)	461
Unrecognized net pension and other postretirement benefit gain (loss)	1,904	(3,310)
Reclassification of net pension and other postretirement benefit loss	2,215	2,565
Foreign currency translation adjustments	(16,476)	31,946
Total other comprehensive (loss) income, net of tax	(12,549)	32,872
Total comprehensive income	25,203	12,012
Less: comprehensive income attributable to noncontrolling interests	1,099	2,093
Comprehensive income attributable to Kennametal Shareholders	$24,104	$9,919
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	September 30, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$107,316	$154,047
Accounts receivable, less allowance for doubtful accounts of $9,688 and $9,734, respectively	279,726	302,945
Inventories (Note 8)	505,000	476,345
Other current assets	74,906	71,470
Total current assets	966,948	1,004,807
Property, plant and equipment:
Land and buildings	414,783	413,865
Machinery and equipment	1,945,347	1,959,176
Less accumulated depreciation	(1,323,700)	(1,317,906)
Property, plant and equipment, net	1,036,430	1,055,135
Other assets:
Goodwill (Note 16)	274,897	277,615
Other intangible assets, less accumulated amortization of $156,375 and $153,972, respectively (Note 16)	116,475	120,041
Operating lease right-of-use assets	48,986	50,341
Deferred income taxes	57,326	58,742
Other	106,506	99,080
Total other assets	604,190	605,819
Total assets	$2,607,568	$2,665,761
LIABILITIES
Current liabilities:
Revolving and other lines of credit and notes payable (Note 10)	$368	$8,365
Current operating lease liabilities	13,873	14,220
Accounts payable	177,077	177,659
Accrued income taxes	25,513	18,059
Accrued expenses	47,662	61,489
Other current liabilities	124,730	157,602
Total current liabilities	389,223	437,394
Long-term debt, less current maturities (Note 9)	592,510	592,108
Operating lease liabilities	35,776	36,800
Deferred income taxes	23,520	23,710
Accrued pension and postretirement benefits	166,398	171,067
Accrued income taxes	4,188	4,246
Other liabilities	31,306	32,231
Total liabilities	1,242,921	1,297,556
Commitments and contingencies
EQUITY (Note 14)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 83,622 and 83,614 shares issued, respectively	104,527	104,518
Additional paid-in capital	550,790	562,820
Retained earnings	1,012,055	992,597
Accumulated other comprehensive loss	(342,421)	(330,327)
Total Kennametal Shareholders’ Equity	1,324,951	1,329,608
Noncontrolling interests	39,696	38,597
Total equity	1,364,647	1,368,205
Total liabilities and equity	$2,607,568	$2,665,761
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$37,752	$(20,860)
Adjustments to reconcile to cash from operations:
Depreciation	29,124	27,560
Amortization	3,260	3,334
Stock-based compensation expense	7,202	6,991
Restructuring and asset impairment charges (Note 5)	28	1,184
Deferred income taxes	171	(410)
Other	(370)	879
Changes in certain assets and liabilities:
Accounts receivable	19,340	(6,737)
Inventories	(34,355)	23,291
Accounts payable and accrued liabilities	(43,677)	(8,211)
Accrued income taxes	5,835	(11,573)
Accrued pension and postretirement benefits	(7,156)	(6,854)
Other	(1,351)	1,028
Net cash flow provided by operating activities	15,803	9,622
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(17,844)	(39,345)
Disposals of property, plant and equipment	393	334
Other	37	48
Net cash flow used for investing activities	(17,414)	(38,963)
FINANCING ACTIVITIES
Net (decrease) increase in notes payable	(7,997)	1,252
Net decrease in revolving and other lines of credit	—	(461,500)
Purchase of capital stock	(12,909)	(50)
The effect of employee benefit and stock plans and dividend reinvestment	(6,317)	(4,732)
Cash dividends paid to Shareholders	(16,737)	(16,627)
Other	21	(1,703)
Net cash flow used for financing activities	(43,939)	(483,360)
Effect of exchange rate changes on cash and cash equivalents	(1,181)	4,307
CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(46,731)	(508,394)
Cash and cash equivalents, beginning of period	154,047	606,684
Cash and cash equivalents, end of period	$107,316	$98,290
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION

The condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, which include our accounts and those of our subsidiaries in which we have a controlling interest, should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the “2021 Annual Report”). The condensed consolidated balance sheet as of June 30, 2021 was derived from the audited balance sheet included in our 2021 Annual Report. The interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the three months ended September 30, 2021 and 2020 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2022 is to the fiscal year ending June 30, 2022. When used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “the Company,” “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

2.SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
(in thousands)	2021	2020
Cash paid during the period for:
Interest	$4,966	$11,509
Income taxes	7,986	9,635
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	(800)	(15,100)
Changes in notes payable related to purchases of property, plant and equipment	—	6,309

3.    FAIR VALUE MEASUREMENTS
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
Level 3: Inputs that are unobservable.
As of September 30, 2021, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$21	$—	$21
Total assets at fair value	$—	$21	$—	$21

Liabilities:
Derivatives (1)	$—	$178	$—	$178
Total liabilities at fair value	$—	$178	$—	$178

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2021, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$36	$—	$36
Total assets at fair value	$—	$36	$—	$36

Liabilities:
Derivatives (1)	$—	$87	$—	$87
Total liabilities at fair value	$—	$87	$—	$87
 (1) Currency derivatives are valued based on observable market spot and forward rates and are classified within Level 2 of the fair value hierarchy.
There have been no changes in classification and transfers between levels in the fair value hierarchy in the current period.

4.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
There were no derivatives designated as hedging instruments as of September 30, 2021 and June 30, 2021. The fair value of derivatives not designated as hedging instruments in the condensed consolidated balance sheets are as follows:

(in thousands)	September 30, 2021	June 30, 2021
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	$21	$36
Other current liabilities - currency forward contracts	(178)	(87)
Total derivatives not designated as hedging instruments	(157)	(51)
Total derivatives	$(157)	$(51)
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

	Three Months Ended September 30,
(in thousands)	2021	2020
Other income, net - currency forward contracts	$140	$719

NET INVESTMENT HEDGES
As of September 30, 2021 and June 30, 2021, we had certain foreign currency-denominated intercompany loans payable with total aggregate principal amounts of €5.2 million designated as net investment hedges to hedge the foreign exchange exposure of our net investment in our Euro-based subsidiaries. A gain of $1.3 million and a loss of $0.6 million were recorded as a component of foreign currency translation adjustments in other comprehensive loss for the three months ended September 30, 2021 and 2020, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2021, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

Instrument	Notional (EUR in thousands)(2)	Notional (USD in thousands)(2)	Maturity
Foreign currency-denominated intercompany loan payable	€5,219	$6,049	June 26, 2022
(2) Includes principal and accrued interest.

5.    RESTRUCTURING AND RELATED CHARGES
FY21 Restructuring Actions
In the September quarter of fiscal 2020, we announced the initiation of restructuring actions in Germany associated with our simplification/modernization initiative to reduce structural costs. Subsequently, we also announced the acceleration of our other structural cost reduction plans including the closure of the Johnson City, Tennessee facility. Expected pre-tax charges for the FY21 Restructuring Actions are approximately $90 million. Total restructuring and related charges since inception of $83.4 million were recorded for this program through September 30, 2021, consisting of: $75.7 million in Metal Cutting and $7.7 million in Infrastructure. The remaining charges related to the FY21 Restructuring Actions are expected to be within the Metal Cutting segment.
Restructuring and Related Charges Recorded
We recorded restructuring and related charges of $1.2 million for the three months ended September 30, 2021, which consisted of charges of $1.2 million in Metal Cutting and an immaterial amount in Infrastructure. Of this amount, restructuring charges were $0.2 million and restructuring-related charges were $1.1 million (included in cost of goods sold) for the three months ended September 30, 2021. For the three months ended September 30, 2020, we recorded restructuring and related charges of $28.6 million which consisted of charges of $26.0 million in Metal Cutting and $2.6 million in Infrastructure. Of this amount, restructuring charges were $25.6 million and restructuring-related charges were $3.0 million (included in cost of goods sold) for the three months ended September 30, 2020.
As of September 30, 2021, $15.8 million and $9.0 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively, in our condensed consolidated balance sheet. As of June 30, 2021, $19.9 million and $9.9 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively. The amounts are as follows:

(in thousands)	June 30, 2021	Expense, net	Asset Write-Down	Translation	Cash Expenditures	September 30, 2021
Severance	$29,723	$131	$—	$(558)	$(4,492)	$24,804
Facilities	—	28	(28)	—	—	—
Total	$29,723	$159	$(28)	$(558)	$(4,492)	$24,804

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    STOCK-BASED COMPENSATION
Stock Options
Changes in our stock options for the three months ended September 30, 2021 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, June 30, 2021	315,012	$37.83
Exercised	—	—
Lapsed or forfeited	(14,000)	38.95
Options outstanding, September 30, 2021	301,012	$37.78	2.5	$446
Options vested, September 30, 2021	301,012	$37.78	2.5	$446
Options exercisable, September 30, 2021	301,012	$37.78	2.5	$446
As of September 30, 2021 and June 30, 2021, there was no unrecognized compensation cost related to options outstanding, and all options were fully vested as of September 30, 2021 and 2020.
There was no cash received for the exercise of options during the three months ended September 30, 2021 and September 20, 2020. The total intrinsic value of options exercised was immaterial during the three months ended September 30, 2021 and September 30, 2020, respectively.
Restricted Stock Units – Performance Vesting and Time Vesting
Changes in our performance vesting and time vesting restricted stock units for the three months ended September 30, 2021 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2021	500,477	$32.53	1,332,740	$31.72
Granted	192,792	36.72	485,228	36.70
Vested	(36,455)	40.10	(456,948)	31.30
Performance metric adjustments, net	(150,711)	31.18	—	—
Forfeited	(11,541)	30.51	(21,785)	30.22
Unvested, September 30, 2021	494,562	$34.07	1,339,235	$33.69
During the three months ended September 30, 2021 and 2020, compensation expense related to time vesting and performance vesting restricted stock units was $7.0 million and $6.7 million, respectively. Certain performance metrics were not met, resulting in an adjustment of 150,711 performance vesting stock units during the three months ended September 30, 2021. As of September 30, 2021, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $36.8 million and is expected to be recognized over a weighted average period of 2.3 years.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. PENSION AND OTHER POSTRETIREMENT BENEFITS
The table below summarizes the components of net periodic pension income:

	Three Months Ended September 30,
(in thousands)	2021	2020
Service cost	$286	$416
Interest cost	5,659	5,775
Expected return on plan assets	(13,037)	(13,346)
Amortization of transition obligation	24	23
Amortization of prior service cost	3	8
Recognition of actuarial losses	2,970	3,372
Net periodic pension income	$(4,095)	$(3,752)
The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended September 30,
(in thousands)	2021	2020
Interest cost	$72	$76
Amortization of prior service credit	(69)	(69)
Recognition of actuarial loss	74	77
Net periodic other postretirement benefit cost	$77	$84

The service cost component of net periodic pension income is reported as a component of cost of goods sold and operating expense. All other components of net periodic pension income and net periodic other postretirement benefit cost are reported as a component of other income, net.

8.    INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 38 percent and 39 percent of total inventories at September 30, 2021 and June 30, 2021, respectively. Inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year; therefore, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs and are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

(in thousands)	September 30, 2021	June 30, 2021
Finished goods	$315,030	$302,524
Work in process and powder blends	170,825	173,671
Raw materials	91,580	72,551
Inventories at current cost	577,435	548,746
Less: LIFO valuation	(72,435)	(72,401)
Total inventories	$505,000	$476,345

9.    LONG-TERM DEBT
Fixed rate debt had a fair market value of $641.6 million and $644.2 million at September 30, 2021 and June 30, 2021, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of September 30, 2021 and June 30, 2021, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.    REVOLVING AND OTHER LINES OF CREDIT AND NOTES PAYABLE
During the three months ended September 30, 2020, we entered into the First Amendment (the Amendment) to the Fifth Amended and Restated Credit Agreement dated as of June 21, 2018, (as amended by the Amendment, the Credit Agreement). The Credit Agreement is a five-year, multi-currency, revolving credit facility that we use to augment cash from operations and as an additional source of funds. The Credit Agreement provides for revolving credit loans of up to $700.0 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement allows for borrowings in U.S. dollars, euros, Canadian dollars, pounds sterling and Japanese yen. Interest payable under the Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The Credit Agreement matures in June 2023.
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
As of September 30, 2021, we were in compliance with all covenants of the Credit Agreement and we had no borrowings outstanding and $700.0 million of additional availability. There were no borrowings outstanding as of June 30, 2021.
Other lines of credit and notes payable were $0.4 million and $8.4 million at September 30, 2021 and June 30, 2021, respectively.

11.    ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.
We establish and maintain accruals for certain potential environmental liabilities. At September 30, 2021, the balance of these accruals was $14.6 million, of which $2.5 million was current. At June 30, 2021, the balance was $14.7 million, of which $2.6 million was current. These accruals represent anticipated costs associated with potential remedial requirements and are generally not discounted.
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

12.    INCOME TAXES
The effective income tax rates for the three months ended September 30, 2021 and 2020 were 27.0 percent (provision on income) and 12.1 percent (benefit on a loss), respectively. The year-over-year change is primarily due to the effects of higher pre-tax income in the current quarter.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2021, we have $25.9 million of U.S. net deferred tax assets. Within this amount is $57.0 million related to net operating loss, tax credit, and other carryforwards that can be used to offset future U.S. taxable income. Certain of these carryforwards will expire if they are not used within a specified timeframe. At this time, we consider it more likely than not that we will have sufficient U.S. taxable income in the future that will allow us to realize these net deferred tax assets. However, it is possible that some or all of these tax attributes could ultimately expire unused, especially if our end markets do not continue to recover from the COVID-19 global pandemic. Therefore, if we are unable to generate sufficient U.S. taxable income from our operations, a valuation allowance to reduce the U.S. net deferred tax assets may be required, which would materially increase income tax expense in the period in which the valuation allowance is recorded.
Swiss tax reform
Swiss tax reform legislation was effectively enacted during the December quarter of fiscal 2020 when the Canton of Schaffhausen approved the Federal Act on Tax Reform and AHV Financing on October 8, 2019 (Swiss tax reform). Significant changes from Swiss tax reform include the abolishment of certain favorable tax regimes and the creation of a multi-year transitional period at both the federal and cantonal levels. The transitional provisions of Swiss tax reform allow companies to utilize a combination of lower tax rates and tax basis adjustments to fair value, which are used for tax depreciation and amortization purposes resulting in deductions over the transitional period. To reflect the federal and cantonal transitional provisions, as they apply to us, we recorded a deferred tax asset of $14.5 million during the December quarter of fiscal 2020. We consider the deferred tax asset from Swiss tax reform to be an estimate based on our current interpretation of the legislation, which is subject to change based on further legislative guidance, review with the Swiss federal and cantonal authorities, and modifications to the underlying valuation. We anticipate finalization of the deferred tax asset during the current fiscal year.

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
During the three months ended September 30, 2020, the effect of unexercised capital stock options, unvested performance awards and unvested restricted stock units was anti-dilutive as a results of a net loss in the period and therefore has been excluded from diluted shares outstanding as well as from the diluted earnings per share calculation.
The following table provides the computation of diluted shares outstanding for the three months ended September 30, 2021:

Three Months Ended September 30,
(in thousands)	2021
Weighted-average shares outstanding during period	83,880
Add: Unexercised stock options and unvested restricted stock units	871
Number of shares on which diluted earnings per share is calculated	84,751
Unexercised stock options with an exercise price greater than the average market price and restricted stock units not included in the computation because they were anti-dilutive	482

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.    EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the three months ending September 30, 2021 and 2020 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2021	$104,518	$562,820	$992,597	$(330,327)	$38,597	$1,368,205
Net income	—	—	36,198	—	1,554	37,752
Other comprehensive loss	—	—	—	(12,094)	(455)	(12,549)
Dividend reinvestment	2	46	—	—	—	48
Capital stock issued under employee benefit and stock plans(3)	447	392	—	—	—	839
Purchase of capital stock	(440)	(12,468)	—	—	—	(12,908)
Cash dividends ($0.20 per share)	—	—	(16,740)	—	—	(16,740)
Total equity, September 30, 2021	$104,527	$550,790	$1,012,055	$(342,421)	$39,696	$1,364,647

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2020	$103,654	$538,575	$1,004,898	$(417,242)	$38,903	$1,268,788
Net (loss) income	—	—	(21,675)	—	815	(20,860)
Other comprehensive income	—	—	—	31,594	1,278	32,872
Dividend reinvestment	2	49	—	—	—	51
Capital stock issued under employee benefit and stock plans(3)	410	1,799	—	—	—	2,209
Purchase of capital stock	(2)	(49)	—	—	—	(51)
Cash dividends ($0.20 per share)	—	—	(16,627)	—	—	(16,627)
Total equity, September 30, 2020	$104,064	$540,374	$966,596	$(385,648)	$40,996	$1,266,382
(3) Net of restricted stock units delivered upon vesting to satisfy tax withholding requirements.
The amounts of comprehensive (loss) income attributable to Kennametal Shareholders and noncontrolling interests are disclosed in the condensed consolidated statements of comprehensive income.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of, and changes in, accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the three months ended September 30, 2021:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2021	$(213,172)	$(122,428)	$5,273	$(330,327)
Other comprehensive income (loss) before reclassifications	1,904	(16,021)	—	(14,117)
Amounts reclassified from AOCL	2,215	—	(192)	2,023
Net other comprehensive income (loss)	4,119	(16,021)	(192)	(12,094)
AOCL, September 30, 2021	$(209,053)	$(138,449)	$5,081	$(342,421)

Attributable to noncontrolling interests:
Balance, June 30, 2021	$—	$(3,982)	$—	$(3,982)
Other comprehensive loss before reclassifications	—	(455)	—	(455)
Net other comprehensive loss	—	(455)	—	(455)
AOCL, September 30, 2021	$—	$(4,437)	$—	$(4,437)

The components of, and changes in, AOCL were as follows, net of tax, for the three months ended September 30, 2020:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2020	$(232,634)	$(181,027)	$(3,581)	$(417,242)
Other comprehensive (loss) income before reclassifications	(3,310)	30,668	1,210	28,568
Amounts reclassified from AOCL	2,565	—	461	3,026
Net other comprehensive (loss) income	(745)	30,668	1,671	31,594
AOCL, September 30, 2020	$(233,379)	$(150,359)	$(1,910)	$(385,648)

Attributable to noncontrolling interests:
Balance, June 30, 2020	$—	$(5,909)	$—	$(5,909)
Other comprehensive income before reclassifications	—	1,278	—	1,278
Net other comprehensive income	—	1,278	—	1,278
AOCL, September 30, 2020	$—	$(4,631)	$—	$(4,631)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications out of AOCL for the three months ended September 30, 2021 and 2020 consisted of the following:

	Three Months Ended September 30,
(in thousands)	2021	2020	Affected line item in the Income Statement
(Gains) and losses on cash flow hedges:
Forward starting interest rate swaps	$(255)	$635	Interest expense
Currency exchange contracts	—	(24)	Cost of goods sold and other income, net
Total before tax	(255)	611
Tax impact	63	(150)	Provision for (benefit from) income taxes
Net of tax	$(192)	$461

Pension and other postretirement benefits:
Amortization of transition obligations	$24	$23	Other income, net
Amortization of prior service credit	(66)	(61)	Other income, net
Recognition of actuarial losses	3,044	3,449	Other income, net
Total before tax	3,002	3,411
Tax impact	(787)	(846)	Provision for (benefit from) income taxes
Net of tax	$2,215	$2,565

The amount of income tax allocated to each component of other comprehensive (loss) income for the three months ended September 30, 2021 and 2020 were as follows:

		2021			2020
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	$—	$—	$—	$1,603	$(393)	$1,210
Reclassification of unrealized (gain) loss on derivatives designated and qualified as cash flow hedges	(255)	63	(192)	611	(150)	461
Unrecognized net pension and other postretirement benefit gain (loss)	2,598	(694)	1,904	(4,382)	1,072	(3,310)
Reclassification of net pension and other postretirement benefit loss	3,002	(787)	2,215	3,411	(846)	2,565
Foreign currency translation adjustments	(16,457)	(19)	(16,476)	32,106	(160)	31,946
Other comprehensive (loss) income	$(11,112)	$(1,437)	$(12,549)	$33,349	$(477)	$32,872

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.    GOODWILL AND OTHER INTANGIBLE ASSETS
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such carrying amounts, is as follows:

(in thousands)	Metal Cutting	Infrastructure	Total
Gross goodwill	$455,276	$633,211	$1,088,487
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2021	$277,615	$—	$277,615

Activity for the three months ended September 30, 2021:
Change in gross goodwill due to translation	(2,718)	—	(2,718)

Gross goodwill	452,558	633,211	1,085,769
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of September 30, 2021	$274,897	$—	$274,897
The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	September 30, 2021		June 30, 2021
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology-based and other	4 to 20	$33,378	$(24,349)	$33,632	$(24,413)
Customer-related	10 to 21	182,773	(100,533)	183,338	(98,901)
Unpatented technology	10 to 30	31,956	(21,194)	31,957	(20,575)
Trademarks	5 to 20	13,209	(10,299)	13,268	(10,083)
Trademarks	Indefinite	11,534	—	11,818	—
Total		$272,850	$(156,375)	$274,013	$(153,972)

17.    SEGMENT DATA
We operate in two reportable segments consisting of Metal Cutting and Infrastructure. Our reportable operating segments have been determined in accordance with our internal management structure, which is organized based on operating activities, the manner in which we organize segments for allocating resources, making operating decisions and assessing performance and the availability of separate financial results. We do not allocate certain corporate expenses related to executive retirement plans, our Board of Directors, strategic initiatives, and certain other costs and report them in Corporate, and our reportable operating segments do not represent the aggregation of two or more operating segments.
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
Our sales and operating income (loss) by segment are as follows:

	Three Months Ended September 30,
(in thousands)	2021	2020
Sales:
Metal Cutting	$298,430	$247,876
Infrastructure	185,079	152,429
Total sales	$483,509	$400,305
Operating income (loss):
Metal Cutting	$29,164	$(23,626)
Infrastructure	26,036	7,268
Corporate	(594)	(820)
Total operating income (loss)	54,606	(17,178)
Interest expense	6,321	10,578
Other income, net	(3,459)	(4,019)
Income (loss) before income taxes	$51,744	$(23,737)
The following table presents Kennametal's revenue disaggregated by geography:

	Three Months Ended
	September 30, 2021			September 30, 2020
(in thousands)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	40%	58%	47%	39%	55%	45%
EMEA	38	19	31	37	21	31
Asia Pacific	22	23	22	24	24	24
The following tables presents Kennametal's revenue disaggregated by end market:

	Three Months Ended September 30, 2021
(in thousands)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	56%	35%	48%
Transportation	28	—	17
Aerospace	9	—	5
Energy	7	29	16
Earthworks	—	36	14

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended September 30, 2020
(in thousands)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	54%	34%	46%
Transportation	29	—	18
Aerospace	9	—	5
Energy	8	25	15
Earthworks	—	41	16

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
Our sales of $483.5 million for the quarter ended September 30, 2021 increased year-over-year reflecting a 19 percent organic sales growth and a 2 percent favorable currency exchange effect.
Operating income increased $71.8 million from an operating loss of $17.2 million in the prior year quarter to operating income of $54.6 million in the current quarter. The year-over-year increase was due primarily to organic sales growth, $1 million of restructuring and related charges compared to $29 million in the prior year quarter, favorable pricing, favorable product mix and approximately $5 million of incremental simplification/modernization benefits, partially offset by approximately $15 million due to the restoration of salaries and other cost-control measures that were taken in the prior year. Operating margin was 11.3 percent compared to negative 4.3 percent in the prior year quarter. The Infrastructure and Metal Cutting segments had operating margins of 14.1 percent and 9.8 percent, respectively, for the quarter ended September 30, 2021.
On March 11, 2020, the World Health Organization declared the Coronavirus Disease 2019 (COVID-19) a pandemic bringing significant uncertainty in our end markets and operations. Since then, national, regional and local governments have taken steps at various times since the pandemic began to limit the spread of the virus through stay-at-home, social distancing, and various other orders and guidelines. Although some jurisdictions have relaxed these measures, particularly as more and more people are vaccinated, others have not or have reinstated them as COVID-19 cases surge and variants emerge. The imposition of these measures has created significant operating constraints on our business. Throughout the pandemic, based on the guidance provided by the U.S. Centers for Disease Control and other relevant authorities, we have deployed safety protocols and processes to keep our employees safe while continuing to serve our customers. To date, we have not experienced a material disruption in our supply chain. The extent to which the COVID-19 pandemic may continue to affect our business, operating results or financial condition in the future will depend on number of factors, including the duration and spread of the pandemic, the emergence of more contagious or virulent strains of the virus, travel restrictions, business and workforce disruptions associated with the pandemic, including the availability of critical materials and resources, the success of preventative measures to contain or mitigate the spread of the virus and emerging variants, and the effectiveness of the distribution and acceptance of COVID-19 vaccines.
We recorded $1.2 million of pre-tax restructuring and related charges in the quarter. Total restructuring and related charges since inception of $83.4 million were recorded through September 30, 2021 for the FY21 Restructuring Actions. The expected pre-tax charges for this program are approximately $90 million. Inception to date, we have achieved annualized savings of approximately $68 million.
Current quarter earnings per diluted share (EPS) of $0.43 was unfavorably affected by restructuring and related charges of $0.01 per share. The loss per share (LPS) of $0.26 in the prior year quarter included restructuring and related charges of $0.30 per share, partially offset by differences in annual projected tax rates of $0.01 per share.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We generated net cash flows from operating activities of $15.8 million during the three months ended September 30, 2021 compared to $9.6 million during the prior year period. Capital expenditures were $17.8 million and $39.3 million during the three months ended September 30, 2021 and 2020, respectively, with the decrease primarily related to lower capital spending on our simplification/modernization initiative.

RESULTS OF CONTINUING OPERATIONS
SALES
Sales for the three months ended September 30, 2021 were $483.5 million, an increase of $83.2 million, from $400.3 million in the prior year quarter. The increase in sales was driven by organic sales growth of 19 percent and a 2 percent favorable currency exchange impact.

	Three Months Ended September 30, 2021
(in percentages)	As Reported	Constant Currency
End market sales growth:
Transportation	17%	14%
General engineering	25	23
Earthworks	8	3
Energy	25	23
Aerospace	21	19
Regional sales growth:
Asia Pacific	12%	7%
Europe, the Middle East and Africa (EMEA)	21	18
Americas	26	24
GROSS PROFIT
Gross profit for the three months ended September 30, 2021 was $160.8 million, an increase of $55.7 million from $105.1 million in the prior year quarter. The increase was primarily due to organic sales growth, favorable pricing and product mix, favorable foreign currency exchange effect of approximately $4 million and incremental simplification/modernization benefits of approximately $3 million, partially offset by approximately $5 million due to the restoration of salaries and other cost-control measures that were taken in the prior year. Gross profit margin for the three months ended September 30, 2021 was 33.2 percent, as compared to 26.2 percent in the prior year quarter.
OPERATING EXPENSE
Operating expense for the three months ended September 30, 2021 was $102.7 million, an increase of $9.4 million from $93.3 million in the prior year quarter. The increase was primarily related to approximately $10 million from the restoration of previously reduced salaries and other cost-control measures that were taken in the prior year, partially offset by incremental simplification/modernization benefits of approximately $2 million.
We invested further in technology and innovation during the current quarter to continue delivering high quality products to our customers. Research and development expenses included in operating expense totaled $10.2 million and $8.8 million for the three months ended September 30, 2021 and 2020, respectively.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESTRUCTURING AND RELATED CHARGES AND ASSET IMPAIRMENT CHARGES
FY21 Restructuring Actions
In the September quarter of fiscal 2020, we announced the initiation of restructuring actions in Germany associated with our simplification/modernization initiative to reduce structural costs. Subsequently, we also announced the acceleration of our other structural cost reduction plans including the closing of the Johnson City, Tennessee facility. Expected pre-tax charges for the FY21 Restructuring Actions are approximately $90 million. Total restructuring and related charges since inception of $83.4 million were recorded for this program through September 30, 2021, consisting of: $75.7 million in Metal Cutting and $7.7 million in Infrastructure. The remaining charges related to the FY21 Restructuring Actions are expected to be within the Metal Cutting segment.
Restructuring and Related Charges Recorded
We recorded restructuring and related charges of $1.2 million for the three months ended September 30, 2021, which consisted of charges of $1.2 million in Metal Cutting and an immaterial amount in Infrastructure. Of this amount, restructuring charges were $0.2 million and restructuring-related charges were $1.1 million (included in cost of goods sold) for the three months ended September 30, 2021. For the three months ended September 30, 2020, we recorded restructuring and related charges of $28.6 million which consisted of charges of $26.0 million in Metal Cutting and $2.6 million in Infrastructure. Of this amount, restructuring charges were $25.6 million and restructuring-related charges were $3.0 million (included in cost of goods sold) for the three months ended September 30, 2020.
INTEREST EXPENSE
Interest expense for the three months ended September 30, 2021 decreased to $6.3 million compared to $10.6 million for the three months ended September 30, 2020. The decrease was primarily related to amounts outstanding under the Credit Agreement in the prior year quarter and the refinancing of long-term debt at a lower interest rate during fiscal 2021.
OTHER INCOME, NET
Other income for the three months ended September 30, 2021 decreased to $3.5 million from $4.0 million during the three months ended September 30, 2020.
PROVISION FOR INCOME TAXES
The effective income tax rates for the three months ended September 30, 2021 and 2020 were 27.0 percent (provision on income) and 12.1 percent (benefit on a loss), respectively. The year-over-year change is primarily due to the effects of higher pre-tax income in the current quarter.

As of September 30, 2021, we have $25.9 million of U.S. net deferred tax assets, of which $57.0 million is related to net operating loss, tax credit, and other carryforwards that can be used to offset future U.S. taxable income. Certain of these carryforwards will expire if they are not used within a specified timeframe. At this time, we consider it more likely than not that we will have sufficient U.S. taxable income in the future that will allow us to realize these net deferred tax assets. However, it is possible that some or all of these tax attributes could ultimately expire unused, especially if our end markets do not continue to recover from the COVID-19 global pandemic. Therefore, if we are unable to generate sufficient U.S. taxable income from our operations, a valuation allowance to reduce the U.S. net deferred tax assets may be required, which would materially increase income tax expense in the period in which the valuation allowance is recorded.

BUSINESS SEGMENT REVIEW
We operate in two reportable segments consisting of Metal Cutting and Infrastructure. Our reportable operating segments have been determined in accordance with our internal management structure, which is organized based on operating activities, the manner in which we organize segments for allocating resources, making operating decisions and assessing performance and the availability of separate financial results. We do not allocate certain corporate expenses related to executive retirement plans, our Board of Directors, strategic initiatives, and certain other costs and report them in Corporate. Our reportable operating segments do not represent the aggregation of two or more operating segments.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our sales and operating income (loss) by segment are as follows:

	Three Months Ended September 30,
(in thousands)	2021	2020
Sales:
Metal Cutting	$298,430	$247,876
Infrastructure	185,079	152,429
Total sales	$483,509	$400,305
Operating income (loss):
Metal Cutting	$29,164	$(23,626)
Infrastructure	26,036	7,268
Corporate	(594)	(820)
Total operating income (loss)	54,606	(17,178)
Interest expense	6,321	10,578
Other income, net	(3,459)	(4,019)
Income (loss) before income taxes	$51,744	$(23,737)
METAL CUTTING

	Three Months Ended September 30,
(in thousands, except operating margin)	2021	2020
Sales	$298,430	$247,876
Operating income (loss)	29,164	(23,626)
Operating margin	9.8%	(9.5)%

Three Months Ended September 30, 2021
(in percentages)
Organic sales growth	19%
Foreign currency exchange effect(1)	2
Business days effect(2)	(1)
Sales growth	20%

	Three Months Ended September 30, 2021
(in percentages)	As Reported	Constant Currency
End market sales growth:
Transportation	17%	14%
General engineering	25	23
Energy	4	1
Aerospace	21	19
Regional sales growth:
Asia Pacific	11%	7%
EMEA	23	21
Americas	24	22

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended September 30, 2021, Metal Cutting sales increased 20 percent from the prior year quarter. Aerospace end market sales increased in all regions as airplane manufacturing began to recover. Energy sales increased in the Americas as oil and gas drilling improved, partially offset by declines in Asia Pacific driven by China wind power generation. Sales in our general engineering end market increased in all regions, as manufacturing activity continues to recover from the COVID-19 pandemic. Transportation end market sales increased in all regions due to improved automotive manufacturing levels, despite the ongoing supply chain challenges caused by the shortage of semiconductors. On a regional basis, the sales increases in the Americas and EMEA were driven by increases in all end markets. The sales increase in Asia Pacific was driven by increases in the general engineering, aerospace and transportation markets slightly offset by a decrease in the energy market.
For the three months ended September 30, 2021, Metal Cutting operating income was $29.2 million compared to an operating loss of $23.6 million in the prior year quarter. The year-over-year increase was driven primarily by organic sales growth, $1 million of restructuring and related charges compared to $26 million in the prior year quarter, favorable product mix, approximately $4 million of incremental simplification/modernization benefits and favorable pricing, partially offset by approximately $11 million due to the restoration of previously reduced salaries and other cost-control measures that were taken in the prior year and certain manufacturing inefficiencies.

INFRASTRUCTURE

	Three Months Ended September 30,
(in thousands)	2021	2020
Sales	$185,079	$152,429
Operating income	26,036	7,268
Operating margin	14.1%	4.8%

Three Months Ended September 30, 2021
(in percentages)
Organic sales growth	19%
Foreign currency exchange effect(1)	3
Business days effect(2)	(1)
Sales growth	21%

	Three Months Ended September 30, 2021
(in percentages)	As Reported	Constant Currency
End market sales growth:
Energy	39%	37%
Earthworks	8	3
General engineering	25	23
Regional sales growth:
Americas	28%	28%
EMEA	14	8
Asia Pacific	12	7
For the three months ended September 30, 2021, Infrastructure sales increased by 21 percent from the prior year quarter. The U.S. oil and gas market drove a year-over-year increase in the energy market. Sales in our earthworks end market increased primarily due to growth in mining, partially offset by a decline in construction. In general engineering, the increase in sales was across all regions. On a regional basis, the sales increase in the Americas was driven by increases in all end markets. The sales increase in EMEA was driven by increases in the general engineering and earthworks markets slightly offset by a decrease in the energy market. The sales increase in Asia Pacific was driven by increases in the general engineering and energy markets slightly offset by a decrease in the earthworks market.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended September 30, 2021, Infrastructure operating income was $26.0 million compared to $7.3 million in the prior year quarter. The year-over-year change was driven primarily by organic sales growth, favorable pricing, restructuring and related charges in the prior year quarter of $3 million that did not repeat in the current quarter and favorable product mix, partially offset by approximately $3 million due to the restoration of previously reduced salaries and other cost-control measures that were taken in the prior year and higher raw material costs.
CORPORATE

	Three Months Ended September 30,
(in thousands)	2021	2020
Corporate expense	$(594)	$(820)
For the three months ended September 30, 2021, Corporate expense decreased by $0.2 million from the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations is the primary source of funding for our capital expenditures. For the three months ended September 30, 2021, cash flow provided by operating activities was $15.8 million.
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
As of September 30, 2021, we were in compliance with all covenants of the Credit Agreement. For the three months ended September 30, 2021, average daily borrowings outstanding under the Credit Agreement were approximately $3.9 million. We had no borrowings outstanding under the Credit Agreement and $700.0 million of additional availability as of September 30, 2021 and June 30, 2021.
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
In 2012, we received an assessment from the Italian tax authority that denied certain tax deductions primarily related to our 2008 tax return. Attempts at negotiating a reasonable settlement with the tax authority were unsuccessful; and as a result, we decided to litigate the matter. While the outcome of the litigation is still pending, the tax authority served notice in the September quarter of fiscal 2020 requiring payment in the amount of €36 million. Accordingly, we requested and were granted a stay and are not currently required to make a payment in connection with this assessment. We continue to believe that the assessment is baseless and accordingly, no income tax liability has been recorded in connection with this assessment in any period. However, if the Italian tax authority were to be successful in litigation, settlement of the amount alleged by the Italian tax authority would result in an increase to income tax expense by as much as €36.2 million, or $41.9 million, including penalties and interest of €21.5 million, or $24.9 million. A trial date has not yet been set by the Italian court.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At September 30, 2021, cash and cash equivalents were $107.3 million, Total Kennametal Shareholders' equity was $1,325.0 million and total debt was $592.9 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers. There have been no material changes in our contractual obligations and commitments since June 30, 2021.
Cash Flow Provided by Operating Activities
During the three months ended September 30, 2021, cash flow provided by operating activities was $15.8 million, compared to $9.6 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $77.2 million and changes in certain assets and liabilities netting to an outflow of $61.4 million. Contributing to the changes in certain assets and liabilities were an increase in accrued income taxes of $5.8 million and a decrease in accounts receivable of $19.3 million. Offsetting these cash inflows were a decrease in accrued pension and postretirement benefits of $7.2 million, an increase in inventories of $34.4 million, a decrease in accounts payable and accrued liabilities of $43.7 million and an increase in other of $1.4 million.
During the three months ended September 30, 2020, cash flow provided by operating activities consisted of net income and non-cash items amounting to an inflow of $18.7 million and changes in certain assets and liabilities netting to an outflow of $9.1 million. Contributing to the changes in certain assets and liabilities were a decrease in accrued income taxes of $11.6 million, a decrease in accounts payable and accrued liabilities of $8.2 million, a decrease in accrued pension and postretirement benefits of $6.9 million and an increase in accounts receivable of $6.7 million. Partially offsetting these cash outflows was a decrease in inventories of $23.3 million.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $17.4 million for the three months ended September 30, 2021, compared to $39.0 million for the prior year period. During the current year period, cash flow used for investing activities primarily included capital expenditures, net of $17.5 million, which consisted primarily of expenditures related to our simplification/modernization initiatives and equipment upgrades.
For the three months ended September 30, 2020, cash flow used for investing activities included capital expenditures, net of $39.0 million, which consisted primarily of expenditures related to our simplification/modernization initiatives and equipment upgrades.
Cash Flow Used for Financing Activities
Cash flow used for financing activities was $43.9 million for the three months ended September 30, 2021 compared to $483.4 million in the prior year period. During the current year period, cash flow used for financing activities included $16.7 million of cash dividends paid to Kennametal Shareholders, $12.9 million in common shares repurchased, and a $8.0 million decrease in notes payable.
For the three months ended September 30, 2020, cash flow used for financing activities included $461.5 million of a net decrease in the revolving and other lines of credit and $16.6 million of cash dividends paid to Kennametal Shareholders.
FINANCIAL CONDITION
Working capital was $577.7 million at September 30, 2021, an increase of $10.3 million from $567.4 million at June 30, 2021. The increase in working capital was driven by an increase in inventory of $28.7 million, a decrease in other current liabilities of $32.9 million and a decrease in accrued expenses of $13.8 million. Offsetting these were a decrease in accounts receivable of $23.2 million and a decrease in cash and cash equivalents of $46.7 million. Currency exchange rate effects decreased working capital by a total of approximately $7 million, the impact of which is included in the aforementioned changes.
Property, plant and equipment, net decreased $18.7 million from $1,055.1 million at June 30, 2021 to $1,036.4 million at September 30, 2021, primarily due to depreciation expense of $29.1 million and unfavorable currency effects of $6 million, partially offset by capital additions of approximately $17.8 million.
At September 30, 2021, other assets were $604.2 million, a decrease of $1.6 million from $605.8 million at June 30, 2021. The decrease was primarily due to amortization of intangibles of $3.6 million, a decrease in goodwill of $2.7 million due to unfavorable currency exchange effects and decreases in deferred income taxes and operating lease right-of-use assets, partially offset by an increase in other assets of $7.4 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Kennametal Shareholders' equity was $1,325.0 million at September 30, 2021, a decrease of $4.7 million from $1,329.6 million at June 30, 2021. The decrease was primarily due to the repurchase of capital stock of $12.9 million under the share repurchase program that was initiated during the three months ended September 30, 2021, other comprehensive loss of $12.5 million and cash dividends paid to Kennametal Shareholders of $16.7 million, partially offset by net income attributable to Kennametal of $36.2 million.
DISCUSSION OF CRITICAL ACCOUNTING POLICIES
There have been no changes to our critical accounting policies since June 30, 2021.

RECONCILIATION OF FINANCIAL MEASURES NOT DEFINED BY U.S. GAAP
In accordance with SEC rules, below are the definitions of the non-GAAP financial measures we use in this Quarterly Report on Form 10-Q and the reconciliation of these measures to the most closely related GAAP financial measures. We believe that these measures provide useful perspective on underlying business trends and results and provide a supplemental measure of year-over-year results. The non-GAAP financial measures described below are used by management in making operating decisions, allocating financial resources and for business strategy purposes. We believe these measures may be useful to investors as they provide supplemental information about business performance and provide investors a view of our business results through the eyes of management. These non-GAAP financial measures are not intended to be considered by the user in place of the related GAAP financial measure, but rather as supplemental information to our business results. These non-GAAP financial measures may not be the same as similar measures used by other companies due to possible differences in method and in the items or events being adjusted.
Organic sales growth Organic sales growth is a non-GAAP financial measure of sales growth (which is the most directly comparable GAAP measure) excluding the effects of acquisitions, divestitures, business days and foreign currency exchange from year-over-year comparisons. We believe this measure provides investors with a supplemental understanding of underlying sales trends by providing sales growth on a consistent basis. Also, we report organic sales growth at the consolidated and segment levels.
Constant currency end market sales growth Constant currency end market sales growth is a non-GAAP financial measure of sales growth (which is the most directly comparable GAAP measure) by end market excluding the effects of acquisitions, divestitures and foreign currency exchange from year-over-year comparisons. We note that, unlike organic sales growth, constant currency end market sales growth does not exclude the effect of business days. We believe this measure provides investors with a supplemental understanding of underlying end market trends by providing end market sales growth on a consistent basis. Also, we report constant currency end market sales growth at the consolidated and segment levels.
Constant currency regional sales growth Constant currency regional sales growth is a non-GAAP financial measure of sales growth (which is the most directly comparable GAAP measure) by region excluding the effects of acquisitions, divestitures and foreign currency exchange from year-over-year comparisons. We note that, unlike organic sales growth, constant currency regional sales growth does not exclude the effect of business days. We believe this measure provides investors with a supplemental understanding of underlying regional trends by providing regional sales growth on a consistent basis. Also, we report constant currency regional sales growth at the consolidated and segment levels.
Reconciliations of organic sales growth to sales growth are as follows:

Three Months Ended September 30, 2021	Metal Cutting	Infrastructure	Total
Organic sales growth	19%	19%	19%
Foreign currency exchange effect(1)	2	3	2
Business days effect(2)	(1)	(1)	—
Sales growth	20%	21%	21%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reconciliations of constant currency end market sales growth to end market sales growth(4) are as follows:

Metal Cutting
Three Months Ended September 30, 2021	General engineering	Transportation	Aerospace	Energy
Constant currency end market sales growth	23%	14%	19%	1%
Foreign currency exchange effect(1)	2	3	2	3
End market sales growth(4)	25%	17%	21%	4%

Infrastructure
Three Months Ended September 30, 2021	Energy	Earthworks	General engineering
Constant currency end market sales growth	37%	3%	23%
Foreign currency exchange effect(1)	2	5	2
End market sales growth(4)	39%	8%	25%

Total
Three Months Ended September 30, 2021	General engineering	Transportation	Aerospace	Energy	Earthworks
Constant currency end market sales growth	23%	14%	19%	23%	3%
Foreign currency exchange effect(1)	2	3	2	2	5
End market sales growth(4)	25%	17%	21%	25%	8%
Reconciliations of constant currency regional sales growth to reported regional sales growth(5) are as follows:

	Three Months Ended September 30, 2021
	Americas	EMEA	Asia Pacific
Metal Cutting
Constant currency regional sales growth	22%	21%	7%
Foreign currency exchange effect(1)	2	2	4
Regional sales growth(5)	24%	23%	11%

Infrastructure
Constant currency regional sales growth	28%	8%	7%
Foreign currency exchange effect(1)	—	6	5
Regional sales growth(5)	28%	14%	12%

Total
Constant currency regional sales growth	24%	18%	7%
Foreign currency exchange effect(1)	2	3	5
Regional sales growth(5)	26%	21%	12%
(1) Foreign currency exchange effect is calculated by dividing the difference between current period sales and current period sales at prior period foreign exchange rates by prior period sales.
(2) Business days effect is calculated by dividing the year-over-year change in weighted average working days (based on mix of sales by country) by prior period weighted average working days.
(4) Aggregate sales for all end markets sum to the sales amount presented on Kennametal's condensed consolidated financial statements.
(5) Aggregate sales for all regions sum to the sales amount presented on Kennametal's condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk exposures since June 30, 2021.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at September 30, 2021 that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we are party to legal claims and proceedings that arise in the ordinary course of business, which may relate to our operations or assets, including real, tangible or intellectual property. Although certain of these types of actions are currently pending, we do not believe that any individual proceeding is material or that our pending legal proceedings in the aggregate are material to Kennametal. See Note 11. Environmental Matters for a discussion of our exposure to certain environmental liabilities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2021	336	$36.30	—	$200,000,000
August 1 through August 31, 2021	331,780	36.61	195,000	192,900,000
September 1 through September 30, 2021	156,565	36.91	155,000	187,200,000
Total	488,681	$36.70	350,000

(1)During the current period, 1,301 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 137,380 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.
(2)On July 27, 2021, the Board of Directors of the Company approved a share repurchase program authorizing the Company to purchase up to $200 million of the Company's common stock over a three-year period outside of the Company's dividend reinvestment program.

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
(2)Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income for the three months ended September 30, 2021 and 2020, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2021 and 2020, (iii) the Condensed Consolidated Balance Sheets at September 30, 2021 and June 30, 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2021 and 2020 and (v) Notes to Condensed Consolidated Financial Statements for the three months ended September 30, 2021 and 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date:	November 2, 2021	By:	/s/ Patrick S. Watson
Patrick S. Watson Vice President Finance and Corporate Controller