Form 10-Q
period 2021-12-31
KENNAMETAL INC
filed 2022-02-09
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2021
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

As of January 31, 2022 83,090,710 shares of the Registrant’s Capital Stock, par value $1.25 per share, were outstanding.

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share amounts)	2021	2020	2021	2020
Sales	$486,673	$440,507	$970,182	$840,812
Cost of goods sold	333,718	318,978	656,477	614,210
Gross profit	152,955	121,529	313,705	226,602
Operating expense	106,654	97,758	209,348	191,097
Restructuring (benefits) charges and asset impairment charges (Note 6)	(3,460)	1,390	(3,270)	26,967
Gain on divestiture (Note 3)	(1,001)	—	(1,001)	—
Amortization of intangibles	3,257	3,347	6,517	6,681
Operating income	47,505	19,034	102,111	1,857
Interest expense	6,460	8,317	12,781	18,896
Other income, net	(3,142)	(3,857)	(6,601)	(7,875)
Income (loss) before income taxes	44,187	14,574	95,931	(9,164)
Provision for (benefit from) income taxes	11,462	(5,676)	25,454	(8,554)
Net income (loss)	32,725	20,250	70,477	(610)
Less: Net income attributable to noncontrolling interests	1,304	862	2,858	1,677
Net income (loss) attributable to Kennametal	$31,421	$19,388	$67,619	$(2,287)
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings (loss) per share	$0.38	$0.23	$0.81	$(0.03)
Diluted earnings (loss) per share	$0.37	$0.23	$0.80	$(0.03)
Basic weighted average shares outstanding	83,637	83,582	83,759	83,451
Diluted weighted average shares outstanding	84,374	84,197	84,502	83,451

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$32,725	20,250	$70,477	$(610)
Other comprehensive income (loss), net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	—	3,291	—	4,501
Reclassification of unrealized (gain) loss on derivatives designated and qualified as cash flow hedges	(192)	479	(385)	940
Unrecognized net pension and other postretirement benefit gain (loss)	876	(4,211)	2,781	(7,521)
Reclassification of net pension and other postretirement benefit loss	2,201	2,614	4,416	5,179
Foreign currency translation adjustments	(10,081)	42,601	(26,557)	74,547
Total other comprehensive (loss) income, net of tax	(7,196)	44,774	(19,745)	77,646
Total comprehensive income	25,529	65,024	50,732	77,036
Less: comprehensive income attributable to noncontrolling interests	855	2,218	1,954	4,312
Comprehensive income attributable to Kennametal Shareholders	$24,674	62,806	$48,778	$72,724
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	December 31, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$101,799	$154,047
Accounts receivable, less allowance for doubtful accounts of $9,367 and $9,734, respectively	272,592	302,945
Inventories (Note 9)	533,016	476,345
Other current assets	76,794	71,470
Total current assets	984,201	1,004,807
Property, plant and equipment:
Land and buildings	414,947	413,865
Machinery and equipment	1,937,533	1,959,176
Less accumulated depreciation	(1,329,710)	(1,317,906)
Property, plant and equipment, net	1,022,770	1,055,135
Other assets:
Goodwill (Note 17)	273,319	277,615
Other intangible assets, less accumulated amortization of $159,163 and $153,972, respectively (Note 17)	113,009	120,041
Operating lease right-of-use assets	45,667	50,341
Deferred income taxes	57,074	58,742
Other	114,832	99,080
Total other assets	603,901	605,819
Total assets	$2,610,872	$2,665,761
LIABILITIES
Current liabilities:
Revolving and other lines of credit and notes payable (Note 11)	$12,228	$8,365
Current operating lease liabilities	13,125	14,220
Accounts payable	185,857	177,659
Accrued income taxes	30,318	18,059
Accrued expenses	43,610	61,489
Other current liabilities	125,845	157,602
Total current liabilities	410,983	437,394
Long-term debt, less current maturities (Note 10)	592,731	592,108
Operating lease liabilities	33,161	36,800
Deferred income taxes	23,609	23,710
Accrued pension and postretirement benefits	163,069	171,067
Accrued income taxes	4,085	4,246
Other liabilities	26,661	32,231
Total liabilities	1,254,299	1,297,556
Commitments and contingencies
EQUITY (Note 15)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 83,074 and 83,614 shares issued, respectively	103,842	104,518
Additional paid-in capital	534,592	562,820
Retained earnings	1,026,756	992,597
Accumulated other comprehensive loss	(349,168)	(330,327)
Total Kennametal Shareholders’ Equity	1,316,022	1,329,608
Noncontrolling interests	40,551	38,597
Total equity	1,356,573	1,368,205
Total liabilities and equity	$2,610,872	$2,665,761
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Six Months Ended December 31,
(in thousands)	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$70,477	$(610)
Adjustments to reconcile to cash from operations:
Depreciation	58,229	55,483
Amortization	6,517	6,681
Stock-based compensation expense	13,374	12,797
Restructuring (benefits) charges and asset impairment charges (Note 6)	(3,246)	1,602
Deferred income taxes	108	(455)
Gain on divestiture (Note 3)	(1,001)	—
Other	22	4,549
Changes in certain assets and liabilities:
Accounts receivable	23,017	(22,538)
Inventories	(67,031)	46,711
Accounts payable and accrued liabilities	(36,616)	(9,631)
Accrued income taxes	8,562	(24,463)
Accrued pension and postretirement benefits	(12,884)	(13,435)
Other	(1,724)	10,661
Net cash flow provided by operating activities	57,804	67,352
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(37,736)	(68,616)
Disposals of property, plant and equipment	598	904
Proceeds from divestiture (Note 3)	1,001	—
Other	63	93
Net cash flow used for investing activities	(36,074)	(67,619)
FINANCING ACTIVITIES
Net (decrease) increase in notes payable	(5,129)	2,738
Net increase (decrease) in revolving and other lines of credit	9,000	(475,500)
Purchase of capital stock	(35,508)	(100)
The effect of employee benefit and stock plans and dividend reinvestment	(6,774)	(2,531)
Cash dividends paid to Shareholders	(33,460)	(33,310)
Other	(678)	(3,334)
Net cash flow used for financing activities	(72,549)	(512,037)
Effect of exchange rate changes on cash and cash equivalents	(1,429)	8,808
CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(52,248)	(503,496)
Cash and cash equivalents, beginning of period	154,047	606,684
Cash and cash equivalents, end of period	$101,799	$103,188
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION

The condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, which include our accounts and those of our subsidiaries in which we have a controlling interest, should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the “2021 Annual Report”). The condensed consolidated balance sheet as of June 30, 2021 was derived from the audited balance sheet included in our 2021 Annual Report. The interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the six months ended December 31, 2021 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2022 is to the fiscal year ending June 30, 2022. When used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “the Company,” “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

2.SUPPLEMENTAL CASH FLOW DISCLOSURES

	Six Months Ended December 31,
(in thousands)	2021	2020
Cash paid during the period for:
Interest	$12,617	$19,335
Income taxes	16,784	16,481
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	(150)	(11,800)
Changes in notes payable related to purchases of property, plant and equipment	—	7,254

3.     DIVESTITURE
During the year ended June 30, 2020, we completed the sale of certain assets of the non-core specialty alloys and metals business within the Infrastructure segment located in New Castle, Pennsylvania to Advanced Metallurgical Group N.V. for an aggregate price of $24.0 million.
The net book value of these assets at closing was $29.5 million, and the pre-tax loss on divestiture recognized during the year ended June 30, 2020 was $6.5 million. Transaction proceeds were primarily used for capital expenditures related to our simplification/modernization efforts. During the quarter ended December 31, 2021, we recorded a gain of $1.0 million on the New Castle divestiture due to proceeds held in escrow until November 2021.

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
Level 3: Inputs that are unobservable.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2021, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$25	$—	$25
Total assets at fair value	$—	$25	$—	$25

Liabilities:
Derivatives (1)	$—	$61	$—	$61
Total liabilities at fair value	$—	$61	$—	$61

As of June 30, 2021, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$36	$—	$36
Total assets at fair value	$—	$36	$—	$36

Liabilities:
Derivatives (1)	$—	$87	$—	$87
Total liabilities at fair value	$—	$87	$—	$87
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
There were no derivatives designated as hedging instruments as of December 31, 2021 and June 30, 2021. The fair value of derivatives not designated as hedging instruments in the condensed consolidated balance sheets are as follows:

(in thousands)	December 31, 2021	June 30, 2021
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	$25	$36
Other current liabilities - currency forward contracts	(61)	(87)
Total derivatives not designated as hedging instruments	(36)	(51)
Total derivatives	$(36)	$(51)
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

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2021	2020	2021	2020
Other income, net - currency forward contracts	$(134)	$(2,127)	$6	$(1,409)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NET INVESTMENT HEDGES
As of December 31, 2021 and June 30, 2021, we had certain foreign currency-denominated intercompany loans payable with total aggregate principal amounts of €5.3 million and €5.2 million, respectively, designated as net investment hedges to hedge the foreign exchange exposure of our net investment in our Euro-based subsidiaries. A gain of $0.1 million and a loss of $0.8 million were recorded as a component of foreign currency translation adjustments in other comprehensive income for the three months ended December 31, 2021 and 2020, respectively. A gain of $1.4 million and a loss of $1.4 million were recorded as a component of foreign currency translation adjustments in other comprehensive loss for the six months ended December 31, 2021 and 2020, respectively.
As of December 31, 2021, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

Instrument	Notional (EUR in thousands)(2)	Notional (USD in thousands)(2)	Maturity
Foreign currency-denominated intercompany loan payable	€5,265	$5,953	June 26, 2022
(2) Includes principal and accrued interest.

6.    RESTRUCTURING AND RELATED CHARGES
FY21 Restructuring Actions
In the September quarter of fiscal 2020, we announced the initiation of restructuring actions in Germany associated with our simplification/modernization initiative to reduce structural costs. Subsequently, we also announced the acceleration of our other structural cost reduction plans including the closure of the Johnson City, Tennessee facility. Expected pre-tax charges for the FY21 Restructuring Actions are approximately $85 million. Total restructuring and related charges since inception of $81.8 million were recorded for this program through December 31, 2021, consisting of: $74.1 million in Metal Cutting and $7.7 million in Infrastructure. The remaining charges related to the FY21 Restructuring Actions are expected to be within the Metal Cutting segment.
Restructuring and Related Charges Recorded
We recorded restructuring and related benefits from the reversal of charges of $1.7 million for the three months ended December 31, 2021, which consisted of benefits of $1.7 million in Metal Cutting and an immaterial amount in Infrastructure. Of this amount, restructuring benefits were $3.5 million and restructuring-related charges were $1.8 million (included in cost of goods sold) for the three months ended December 31, 2021. For the three months ended December 31, 2020, we recorded restructuring and related charges of $4.2 million, which consisted of charges of $3.5 million in Metal Cutting and $0.7 million in Infrastructure. Of this amount, restructuring charges totaled $1.8 million of which $0.4 million was included in cost of goods sold for the three months ended December 31, 2020. Restructuring-related charges of $2.4 million were recorded in cost of goods sold for the three months ended December 31, 2020.
We recorded restructuring and related benefits from the reversal of charges of $0.4 million for the six months ended December 31, 2021, which consisted of benefits of $0.4 million in Metal Cutting and an immaterial amount in Infrastructure. Of this amount, restructuring benefits were $3.3 million and restructuring-related charges were $2.8 million (included in cost of goods sold) for the six months ended December 31, 2021. For the six months ended December 31, 2020, we recorded restructuring and related charges of $32.9 million, which consisted of charges of $29.5 million in Metal Cutting and $3.3 million in Infrastructure. Of this amount, restructuring charges were $27.4 million of which $0.4 million was included in cost of goods sold. Restructuring-related charges of $5.5 million were recorded in cost of goods sold for the six months ended December 31, 2020.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2021, $10.6 million and $4.5 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively, in our condensed consolidated balance sheet. As of June 30, 2021, $19.9 million and $9.9 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively. The amounts are as follows:

(in thousands)	June 30, 2021	Expense	Asset Write-Down	Translation	Cash Expenditures	December 31, 2021
Severance	$29,723	$(3,999)	$—	$(1,012)	$(9,656)	$15,056
Facilities	—	729	(729)	—	—	—
Other	—	—	—	—	—	—
Total	$29,723	$(3,270)	$(729)	$(1,012)	$(9,656)	$15,056

7.    STOCK-BASED COMPENSATION
Stock Options
Changes in our stock options for the six months ended December 31, 2021 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2021	315,012	$37.83
Exercised	(6,916)	31.69
Lapsed or forfeited	(28,000)	41.32
Options outstanding, December 31, 2021	280,096	$37.63	2.4	$611
Options vested, December 31, 2021	280,096	$37.63	2.4	$611
Options exercisable, December 31, 2021	280,096	$37.63	2.4	$611
As of December 31, 2021 and June 30, 2021, there was no unrecognized compensation cost related to options outstanding, and all options were fully vested as of December 31, 2021 and 2020.
The amount of cash received from the exercise of options during the six months ended December 31, 2021 and 2020 was $0.2 million and $3.1 million, respectively. The total intrinsic value of options exercised was $0.1 million and $1.6 million during the six months ended December 31, 2021 and 2020, respectively.
Restricted Stock Units – Performance Vesting and Time Vesting
Changes in our performance vesting and time vesting restricted stock units for the six months ended December 31, 2021 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2021	500,477	$32.53	1,332,740	$31.72
Granted	194,821	36.70	504,752	36.64
Vested	(36,455)	40.10	(506,654)	32.17
Performance metric adjustments, net	(150,711)	31.18	—	—
Forfeited	(11,541)	30.51	(38,064)	31.64
Unvested, December 31, 2021	496,591	$34.07	1,292,774	$33.46
During the six months ended December 31, 2021 and 2020, compensation expense related to time vesting and performance vesting restricted stock units was $12.6 million and $12.3 million, respectively. Certain performance metrics were not met, resulting in an adjustment of 150,711 performance vesting stock units during the six months ended December 31, 2021. As of December 31, 2021, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $32.2 million and is expected to be recognized over a weighted average period of 2.1 years.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The table below summarizes the components of net periodic pension income:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2021	2020	2021	2020
Service cost	$281	$419	$567	$836
Interest cost	5,641	5,783	11,300	11,557
Expected return on plan assets	(12,999)	(13,365)	(26,035)	(26,711)
Amortization of transition obligation	24	23	48	45
Amortization of prior service cost	3	8	5	17
Recognition of actuarial losses	2,941	3,386	5,911	6,758
Net periodic pension income	$(4,109)	$(3,746)	$(8,204)	$(7,498)
The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2021	2020	2021	2020
Interest cost	$72	$76	$144	$153
Amortization of prior service credit	(69)	(69)	(138)	(138)
Recognition of actuarial loss	74	77	148	154
Net periodic other postretirement benefit cost	$77	$84	$154	$169

The service cost component of net periodic pension income is reported as a component of cost of goods sold and operating expense. All other components of net periodic pension income and net periodic other postretirement benefit cost are reported as a component of other income, net.

9.    INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 38 percent and 39 percent of total inventories at December 31, 2021 and June 30, 2021, respectively. Inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year; therefore, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs and are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

(in thousands)	December 31, 2021	June 30, 2021
Finished goods	$319,682	$302,524
Work in process and powder blends	191,149	173,671
Raw materials	98,528	72,551
Inventories at current cost	609,359	548,746
Less: LIFO valuation	(76,343)	(72,401)
Total inventories	$533,016	$476,345

10.    LONG-TERM DEBT
Fixed rate debt had a fair market value of $636.5 million and $644.2 million at December 31, 2021 and June 30, 2021, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of December 31, 2021 and June 30, 2021, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.    REVOLVING AND OTHER LINES OF CREDIT AND NOTES PAYABLE

During the three months ended September 30, 2020, we entered into the First Amendment (the Amendment) to the Fifth Amended and Restated Credit Agreement dated as of June 21, 2018 (as amended by the Amendment, the Credit Agreement). The Credit Agreement is a five-year, multi-currency, revolving credit facility that we use to augment our cash from operations and as an additional source of funds. The Credit Agreement provides for revolving credit loans of up to $700.0 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement allows for borrowings in U.S. dollars, euros, Canadian dollars, pounds sterling and Japanese yen. Interest payable under the Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The Credit Agreement matures in June 2023.
The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including two financial covenants: (1) a maximum leverage ratio where debt, net of domestic cash in excess of $25 million and, as added by the Amendment, sixty percent of the unrestricted cash held outside of the United States, must be less than or equal to 3.5 times trailing twelve months EBITDA (temporarily increased by the Amendment to 4.25 times trailing twelve months EBITDA during the period from September 30, 2020 through and including December 31, 2021), adjusted for certain non-cash expenses, and which may be further adjusted, at our discretion, to include up to $120 million (increased from $80 million pursuant to the Amendment) of cash restructuring charges through December 31, 2021; and (2) a minimum consolidated interest coverage ratio of EBITDA to interest of 3.5 times (as the aforementioned terms are defined in the Credit Agreement). Borrowings under the Credit Agreement are guaranteed by our significant domestic subsidiaries.
As of December 31, 2021, we were in compliance with all the covenants of the Credit Agreement and we had $9.0 million of borrowings outstanding and $691.0 million of additional availability. There were no borrowings outstanding as of June 30, 2021.
Other lines of credit and notes payable were $3.2 million and $8.4 million at December 31, 2021 and June 30, 2021, respectively.

12.     ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.
We establish and maintain accruals for certain potential environmental liabilities. At December 31, 2021, the balance of these accruals was $14.6 million, of which $2.5 million was current. At June 30, 2021, the balance was $14.7 million, of which $2.6 million was current. These accruals represent anticipated costs associated with potential remedial requirements and are generally not discounted.
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.     INCOME TAXES
The effective income tax rates for the three months ended December 31, 2021 and 2020 were 25.9 percent (provision on income) and 39.0 percent (benefit on income), respectively. The year-over-year change is primarily due to the effects of changes in projected pre-tax income in the prior period, higher projected pre-tax income in the current year and geographical mix.
The effective income tax rates for the six months ended December 31, 2021 and 2020 were 26.5 percent (provision on income) and 93.3 percent (benefit on a loss), respectively. The year-over-year change is primarily due to the effects of higher projected pre-tax income in the current period and geographical mix.
As of December 31, 2021, we have $25.5 million of U.S. net deferred tax assets, of which $57.0 million is related to net operating loss, tax credit, and other carryforwards that can be used to offset future U.S. taxable income. Certain of these carryforwards will expire if they are not used within a specified timeframe. At this time, we consider it more likely than not that we will have sufficient U.S. taxable income in the future that will allow us to realize these net deferred tax assets. However, it is possible that some or all of these tax attributes could ultimately expire unused, especially if our end markets do not continue to recover from the COVID-19 global pandemic. Therefore, if we are unable to generate sufficient U.S. taxable income from our operations, a valuation allowance to reduce the U.S. net deferred tax assets may be required, which would materially increase income tax expense in the period in which the valuation allowance is recorded.
Swiss tax reform
Swiss tax reform legislation was effectively enacted during the December quarter of fiscal 2020 when the Canton of Schaffhausen approved the Federal Act on Tax Reform and AHV Financing on October 8, 2019 (Swiss tax reform). Significant changes from Swiss tax reform include the abolishment of certain favorable tax regimes and the creation of a multi-year transitional period at both the federal and cantonal levels. The transitional provisions of Swiss tax reform allow companies to utilize a combination of lower tax rates and tax basis adjustments to fair value, which are used for tax depreciation and amortization purposes resulting in deductions over the transitional period. To reflect the federal and cantonal transitional provisions, as they apply to us, we recorded a deferred tax asset of $14.5 million during the three months ended December 31, 2020. We consider the deferred tax asset from Swiss tax reform to be an estimate based on our current interpretation of the legislation, which is subject to change based on further legislative guidance, review with the Swiss federal and cantonal authorities, and modifications to the underlying valuation. We anticipate finalization of the deferred tax asset during the current fiscal year.

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
During the six months ended December 31, 2020, the effect of unexercised capital stock options, unvested performance awards and unvested restricted stock units was anti-dilutive as a result of a net loss in the period and therefore has been excluded from diluted shares outstanding as well as from the diluted earnings per share calculation.
The following table provides the computation of diluted shares outstanding for the three months ended December 31, 2021, the three months ended December 31, 2020, and the six months ended December 31, 2021:

(in thousands)	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020	Six Months Ended December 31, 2021
Weighted-average shares outstanding during period	83,637	83,582	83,759
Add: Unexercised stock options and unvested restricted stock units	737	615	743
Number of shares on which diluted earnings per share is calculated	84,374	84,197	84,502
Unexercised stock options with an exercise price greater than the average market price and restricted stock units not included in the computation because they were anti-dilutive	145	386	183

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.    EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the three months ending December 31, 2021 and 2020 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of September 30, 2021	$104,527	$550,790	$1,012,055	$(342,421)	$39,696	$1,364,647
Net income	—	—	31,421	—	1,304	32,725
Other comprehensive loss	—	—	—	(6,747)	(449)	(7,196)
Dividend reinvestment	1	46	—	—	—	47
Capital stock issued under employee benefit and stock plans(3)	65	5,604	—	—	—	5,669
Purchase of capital stock	(751)	(21,848)	—	—	—	(22,599)
Cash dividends ($0.20 per share)	—	—	(16,720)	—	—	(16,720)
Cash dividends to non-controlling interests	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total equity, December 31, 2021	$103,842	$534,592	$1,026,756	$(349,168)	$40,551	$1,356,573

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of September 30, 2020	$104,064	$540,374	$966,596	$(385,648)	$40,996	$1,266,382
Net income	—	—	19,388	—	862	20,250
Other comprehensive income	—	—	—	43,417	1,357	44,774
Dividend reinvestment	2	48	—	—	—	50
Capital stock issued under employee benefit and stock plans(3)	266	7,691	—	—	—	7,957
Purchase of capital stock	(2)	(48)	—	—	—	(50)
Cash dividends ($0.20 per share)	—	—	(16,683)	—	—	(16,683)
Cash dividends to non-controlling interests	—	—	—	—	(1,361)	(1,361)
Other	—	(311)	—		(1,319)	(1,630)
Total equity, December 31, 2020	$104,330	$547,754	$969,301	$(342,231)	$40,535	$1,319,689
(3) Net of restricted stock units delivered upon vesting to satisfy tax withholding requirements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the six months ending December 31, 2021 and 2020 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2021	$104,518	$562,820	$992,597	$(330,327)	$38,597	$1,368,205
Net income	—	—	67,619	—	2,858	70,477
Other comprehensive loss	—	—	—	(18,841)	(904)	(19,745)
Dividend reinvestment	3	92	—	—	—	95
Capital stock issued under employee benefit and stock plans(3)	512	5,997	—	—	—	6,509
Purchase of capital stock	(1,191)	(34,317)	—	—	—	(35,508)
Cash dividends ($0.40 per share)	—	—	(33,460)	—	—	(33,460)
Cash dividends to non-controlling interests	—	—	—	—	—	—
Other	—		—	—	—	—
Total equity, December 31, 2021	$103,842	$534,592	$1,026,756	$(349,168)	$40,551	$1,356,573

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2020	$103,654	$538,575	$1,004,898	$(417,242)	$38,903	$1,268,788
Net (loss) income	—	—	$(2,287)	—	1,677	(610)
Other comprehensive income	—	—	—	75,011	2,635	77,646
Dividend reinvestment	4	97	—	—	—	101
Capital stock issued under employee benefit and stock plans(3)	676	9,490	—	—	—	10,166
Purchase of capital stock	(4)	(97)	—	—	—	(101)
Cash dividends ($0.40 per share)	—	—	(33,310)	—	—	(33,310)
Cash dividends to non-controlling interests	—	—	—	—	(1,361)	(1,361)
Other	—	(311)	—	—	(1,319)	(1,630)
Total equity, December 31, 2020	$104,330	$547,754	$969,301	$(342,231)	$40,535	$1,319,689
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of, and changes in, accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the six months ended December 31, 2021:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2021	$(213,172)	$(122,428)	$5,273	$(330,327)
Other comprehensive income (loss) before reclassifications	2,781	(25,653)	—	(22,872)
Amounts reclassified from AOCL	4,416	—	(385)	4,031
Net current period other comprehensive income (loss)	7,197	(25,653)	(385)	(18,841)
AOCL, December 31, 2021	$(205,975)	$(148,081)	$4,888	$(349,168)

Attributable to noncontrolling interests:
Balance, June 30, 2021	$—	$(3,982)	$—	$(3,982)
Other comprehensive income before reclassifications	—	(904)	—	(904)
Net current period other comprehensive income	—	(904)	—	(904)
AOCL, December 31, 2021	$—	$(4,886)	$—	$(4,886)

The components of, and changes in, AOCL were as follows, net of tax, for the six months ended December 31, 2020:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2020	$(232,634)	$(181,027)	$(3,581)	$(417,242)
Other comprehensive (loss) income before reclassifications	(7,521)	71,912	4,501	68,892
Amounts reclassified from AOCL	5,179	—	940	6,119
Net current period other comprehensive (loss) income	(2,342)	71,912	5,441	75,011
AOCL, December 31, 2020	$(234,976)	$(109,115)	$1,860	$(342,231)

Attributable to noncontrolling interests:
Balance, June 30, 2020	$—	$(5,909)	$—	$(5,909)
Other comprehensive income before reclassifications	—	2,635	—	2,635
Net current period other comprehensive income	—	2,635	—	2,635
AOCL, December 31, 2020	$—	$(3,274)	$—	$(3,274)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications out of AOCL for the three and six months ended December 31, 2021 and 2020 consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2021	2020	2021	2020	Affected line item in the Income Statement
Losses and (gains) on cash flow hedges:
Forward starting interest rate swaps	$(255)	$635	$(511)	$1,269	Interest expense
Currency exchange contracts	—	(1)	—	(24)	Cost of goods sold and other income, net
Total before tax	(255)	634	(511)	1,245
Tax impact	63	(155)	126	(305)	Provision for income taxes
Net of tax	$(192)	$479	$(385)	$940

Pension and other postretirement benefits:
Amortization of transition obligations	$24	$23	$48	$45	Other income, net
Amortization of prior service credit	(66)	(61)	(133)	(121)	Other income, net
Recognition of actuarial losses	3,015	3,463	6,059	6,912	Other income, net
Total before tax	2,973	3,425	5,974	6,836
Tax impact	(772)	(811)	(1,558)	(1,657)	Provision for income taxes
Net of tax	$2,201	$2,614	$4,416	$5,179

The amount of income tax allocated to each component of other comprehensive (loss) income for the three months ended December 31, 2021 and 2020 were as follows:

		2021			2020
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	$—	$—	$—	$4,359	$(1,068)	$3,291
Reclassification of unrealized (gain) loss on derivatives designated and qualified as cash flow hedges	(255)	63	(192)	634	(155)	479
Unrecognized net pension and other postretirement benefit gain (loss)	1,232	(356)	876	(5,272)	1,061	(4,211)
Reclassification of net pension and other postretirement benefit loss	2,973	(772)	2,201	3,425	(811)	2,614
Foreign currency translation adjustments	(10,062)	(19)	(10,081)	41,671	930	42,601
Other comprehensive (loss) income	$(6,112)	$(1,084)	$(7,196)	$44,817	$(43)	$44,774

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amount of income tax allocated to each component of other comprehensive (loss) income for the six months ended December 31, 2021 and 2020 were as follows:

		2021			2020
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	$—	$—	$—	$5,962	$(1,461)	$4,501
Reclassification of unrealized (gain) loss on derivatives designated and qualified as cash flow hedges	(511)	126	(385)	1,245	(305)	940
Unrecognized net pension and other postretirement benefit gain (loss)	3,831	(1,050)	2,781	(9,654)	2,133	(7,521)
Reclassification of net pension and other postretirement benefit loss	5,974	(1,558)	4,416	6,836	(1,657)	5,179
Foreign currency translation adjustments	(26,519)	(38)	(26,557)	73,777	770	74,547
Other comprehensive (loss) income	$(17,225)	$(2,520)	$(19,745)	$78,166	$(520)	$77,646

17.    GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such carrying amounts, is as follows:

(in thousands)	Metal Cutting	Infrastructure	Total
Gross goodwill	$455,276	$633,211	$1,088,487
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2021	$277,615	$—	$277,615

Activity for the six months ended December 31, 2021:
Change in gross goodwill due to translation	(4,296)	—	(4,296)

Gross goodwill	450,980	633,211	1,084,191
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of December 31, 2021	$273,319	$—	$273,319
The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	December 31, 2021		June 30, 2021
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology-based and other	4 to 20	$33,180	$(24,360)	$33,632	$(24,413)
Customer-related	10 to 21	182,559	(102,425)	183,338	(98,901)
Unpatented technology	10 to 30	32,013	(21,851)	31,957	(20,575)
Trademarks	5 to 20	13,163	(10,527)	13,268	(10,083)
Trademarks	Indefinite	11,257	—	11,818	—
Total		$272,172	$(159,163)	$274,013	$(153,972)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.    SEGMENT DATA
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
Our sales and operating income (loss) by segment are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2021	2020	2021	2020
Sales:
Metal Cutting	$298,581	$282,917	$597,011	$530,793
Infrastructure	188,092	157,590	373,171	310,019
Total sales	$486,673	$440,507	$970,182	$840,812
Operating income (loss):
Metal Cutting	$27,895	$13,693	$57,059	$(9,933)
Infrastructure	19,971	6,265	46,007	13,533
Corporate	(361)	(924)	(955)	(1,743)
Total operating income	47,505	19,034	102,111	1,857
Interest expense	6,460	8,317	12,781	18,896
Other income, net	(3,142)	(3,857)	(6,601)	(7,875)
Income (loss) from continuing operations before income taxes	$44,187	$14,574	$95,931	$(9,164)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents Kennametal's revenue disaggregated by geography:

	Three Months Ended
	December 31, 2021			December 31, 2020
(in thousands)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	40%	57%	47%	38%	56%	44%
EMEA	38	17	30	38	18	31
Asia Pacific	22	26	23	24	26	25

	Six Months Ended
	December 31, 2021			December 31, 2020
(in thousands)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	40%	57%	47%	38%	55%	44%
EMEA	38	19	30	38	20	31
Asia Pacific	22	24	23	24	25	25
The following tables presents Kennametal's revenue disaggregated by end market:

	Three Months Ended December 31, 2021
(in thousands)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	57%	36%	48%
Transportation	26	—	16
Aerospace	9	—	6
Energy	8	28	16
Earthworks	—	36	14

	Three Months Ended December 31, 2020
(in thousands)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	53%	36%	47%
Transportation	31	—	20
Aerospace	8	—	5
Energy	8	25	14
Earthworks	—	39	14

	Six Months Ended December 31, 2021
(in thousands)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	56%	35%	48%
Transportation	27	—	17
Aerospace	9	—	5
Energy	8	29	16
Earthworks	—	36	14

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Six Months Ended December 31, 2020
(in thousands)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	54%	35%	47%
Transportation	30	—	19
Aerospace	8	—	5
Energy	8	25	14
Earthworks	—	40	15

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
Our sales of $486.7 million for the quarter ended December 31, 2021 increased 10 percent year-over-year, reflecting 11 percent organic sales growth, partially offset by an unfavorable business days effect of 1 percent.
Operating income was $47.5 million compared to $19.0 million in the prior year quarter. The year-over-year change of $28.5 million was due primarily to organic sales growth, $1.7 million of net benefit from the reversal of restructuring and related charges compared to charges of $4.2 million in the prior year quarter, favorable pricing, favorable product mix and approximately $4 million of incremental simplification/modernization benefits, partially offset by higher raw material costs of approximately $12 million and approximately $10 million due to the restoration of salaries and other cost-control measures that were taken in the prior year quarter. Operating margin was 9.8 percent compared to 4.3 percent in the prior year quarter. The Metal Cutting and Infrastructure segments had operating margins of 9.3 percent and 10.6 percent, respectively, for the quarter ended December 31, 2021.
On March 11, 2020, the World Health Organization declared the Coronavirus Disease 2019 (COVID-19) a pandemic bringing significant uncertainty in our end markets and operations. Since then, national, regional and local governments have taken steps at various times since the pandemic began to limit the spread of the virus through stay-at-home, social distancing, and various other orders and guidelines. Although some jurisdictions have relaxed these measures, particularly as more and more people are vaccinated, others have not or have reinstated them as COVID-19 cases surge and variants emerge. The imposition of these measures has created significant operating constraints on our business. Throughout the pandemic, based on the guidance provided by the U.S. Centers for Disease Control and other relevant authorities, we have deployed safety protocols and processes to keep our employees safe while continuing to serve our customers. To date, we have not experienced a material disruption in our supply chain. The extent to which the COVID-19 pandemic may continue to affect our business, operating results or financial condition in the future will depend on a number of factors, including the duration and spread of the pandemic, the emergence of more contagious or virulent strains of the virus, travel restrictions, business and workforce disruptions associated with the pandemic, including the availability of critical materials and resources, the success of preventative measures to contain or mitigate the spread of the virus and emerging variants, and the effectiveness of the distribution and acceptance of COVID-19 vaccines.
We recorded a net benefit of $1.7 million from the reversal of pre-tax restructuring and related charges in the quarter. Total restructuring and related charges since inception of $81.8 million were recorded through December 31, 2021 for the FY21 Restructuring Actions. The expected pre-tax charges for this program are approximately $85 million. Inception to date, we have achieved annualized savings of approximately $68 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Current quarter earnings per diluted share (EPS) of $0.37 was favorably affected by the net benefit from the reversal of restructuring and related charges of $0.02 per share and the gain on the New Castle divestiture of $0.01 per share, partially offset by differences in annual projected tax rates of $0.01 per share. The earnings per diluted share (EPS) of $0.23 in the prior year quarter was unfavorably affected by restructuring and related charges of $0.04 per share, offset by differences in annual projected tax rates of $0.11 per share.
We generated net cash flows from operating activities of $57.8 million during the six months ended December 31, 2021 compared to $67.4 million during the prior year quarter. Capital expenditures were $37.7 million and $68.6 million during the six months ended December 31, 2021 and 2020, respectively, with the decrease primarily related to lower capital spending on our simplification/modernization initiative.

RESULTS OF CONTINUING OPERATIONS
SALES
Sales for the three months ended December 31, 2021 were $486.7 million, an increase of $46.2 million, or 10 percent, from $440.5 million in the prior year quarter. The increase in sales was driven by organic growth of 11 percent, partially offset by an unfavorable business days effect of 1 percent.
Sales for the six months ended December 31, 2021 were $970.2 million, an increase of $129.4 million, or 15 percent, from $840.8 million in the prior year period. The increase in sales was driven by organic growth of 15 percent and a favorable currency exchange effect of 1 percent, partially offset by an unfavorable business days effect of 1 percent.

	Three Months Ended December 31, 2021		Six Months Ended December 31, 2021
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales growth (decline):
Aerospace	24%	24%	22%	21%
Energy	24	24	24	23
General engineering	14	14	19	18
Earthworks	12	11	10	7
Transportation	(11)	(10)	2	1
Regional sales growth:
Americas	16%	16%	21%	20%
Europe, the Middle East and Africa (EMEA)	7	9	14	13
Asia Pacific	4	3	8	5
GROSS PROFIT
Gross profit for the three months ended December 31, 2021 was $153.0 million, an increase of $31.4 million from $121.5 million in the prior year quarter. The increase was primarily due to organic sales growth, favorable pricing, favorable product mix, and incremental simplification/modernization benefits of approximately $4 million, partially offset by higher raw material costs of approximately $12 million and the restoration of salaries and other cost control measures that were taken in the prior year quarter. Gross profit margin for the three months ended December 31, 2021 was 31.4 percent, as compared to 27.6 percent in the prior year quarter.
Gross profit for the six months ended December 31, 2021 was $313.7 million, an increase of $87.1 million from $226.6 million in the prior year period. The increase was primarily due to organic sales growth, favorable pricing, favorable product mix, and incremental simplification/modernization benefits of approximately $7 million, partially offset by higher raw material costs of approximately $14 million and the restoration of salaries and other cost control measures that were taken in the prior year period. Gross profit margin for the six months ended December 31, 2021 was 32.3 percent, as compared to 27.0 percent in the prior year period.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSE
Operating expense for the three months ended December 31, 2021 was $106.7 million compared to $97.8 million for the three months ended December 31, 2020. Operating expense for the six months ended December 31, 2021 was $209.3 million compared to $191.1 million for the six months ended December 31, 2020. Both increases were primarily due to the restoration of previously reduced salaries and other cost-control measures that were taken in the prior year.
We invested further in technology and innovation during the current quarter to continue delivering high quality products to our customers. Research and development expenses included in operating expense totaled $10.5 million and $9.3 million for the three months ended December 31, 2021 and 2020, respectively, and $20.7 million and $18.1 million for the six months ended December 31, 2021 and 2020, respectively.
RESTRUCTURING AND RELATED CHARGES AND ASSET IMPAIRMENT CHARGES
FY21 Restructuring Actions
In the September quarter of fiscal 2020, we announced the initiation of restructuring actions in Germany associated with our simplification/modernization initiative to reduce structural costs. Subsequently, we also announced the acceleration of our other structural cost reduction plans including the closure of the Johnson City, Tennessee facility. Expected pre-tax charges for the FY21 Restructuring Actions are approximately $85 million. Total restructuring and related charges since inception of $81.8 million were recorded for this program through December 31, 2021, consisting of: $74.1 million in Metal Cutting and $7.7 million in Infrastructure. The remaining charges related to the FY21 Restructuring Actions are expected to be within the Metal Cutting segment.
Restructuring and Related Charges Recorded
We recorded restructuring and related benefits from the reversal of charges of $1.7 million for the three months ended December 31, 2021, which consisted of benefits of $1.7 million in Metal Cutting and an immaterial amount in Infrastructure. Of this amount, restructuring benefits were $3.5 million and restructuring-related charges were $1.8 million (included in cost of goods sold), for the three months ended December 31, 2021. For the three months ended December 31, 2020, we recorded restructuring and related charges of $4.2 million which consisted of charges of $3.5 million in Metal Cutting and $0.7 million in Infrastructure. Of this amount, restructuring charges totaled $1.8 million of which $0.4 million was included in cost of goods sold for the three months ended December 31, 2020. Restructuring-related charges of $2.4 million were recorded in cost of goods sold for the three months ended December 31, 2020.
We recorded restructuring and related benefits from the reversal of charges of $0.4 million for the six months ended December 31, 2021, which consisted of benefits of $0.4 million in Metal Cutting and an immaterial amount in Infrastructure. Of this amount, restructuring benefits were $3.3 million, and restructuring-related charges were $2.8 million (included in cost of goods sold) for the six months ended December 31, 2021. For the six months ended December 31, 2020, we recorded restructuring and related charges of $32.9 million which consisted of charges of $29.5 million in Metal Cutting and $3.3 million in Infrastructure. Of this amount, restructuring charges were $27.4 million, of which $0.4 million was included in cost of goods sold. Restructuring-related charges of $5.5 million were recorded in cost of goods sold for the six months ended December 31, 2020.
GAIN ON DIVESTITURE
During the year ended June 30, 2020, we completed the sale of certain assets of the non-core specialty alloys and metals business within the Infrastructure segment located in New Castle, Pennsylvania to Advanced Metallurgical Group N.V. for an aggregate price of $24.0 million.
The net book value of these assets at closing was $29.5 million, and the pre-tax loss on divestiture recognized during the year ended June 30, 2020 was $6.5 million. Transaction proceeds were primarily used for capital expenditures related to our simplification/modernization efforts. During the quarter ended December 31, 2021, we recorded a gain of $1.0 million on the New Castle divestiture due to proceeds held in escrow until November 2021.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST EXPENSE
Interest expense for the three months ended December 31, 2021 decreased to $6.5 million compared to $8.3 million for the three months ended December 30, 2020. Interest expense for the six months ended December 31, 2021 decreased to $12.8 million compared to $18.9 million for the six months ended December 31, 2020. Both decreases were primarily related to the amounts outstanding under the Credit Agreement in the prior year and the refinancing of long-term debt at a lower interest rate during fiscal 2021.
OTHER INCOME, NET
Other income for the three months ended December 31, 2021 decreased to $3.1 million from $3.9 million during the three months ended December 31, 2020. Other income for the six months ended December 31, 2021 decreased to $6.6 million from $7.9 million during the six months ended December 31, 2020.
PROVISION FOR INCOME TAXES
The effective income tax rates for the three months ended December 31, 2021 and 2020 were 25.9 percent (provision on income) and 39.0 percent (benefit on income), respectively. The year-over-year change is primarily due to the effects of changes in projected pre-tax income in the prior period, higher projected pre-tax income in the current year and geographical mix.
The effective income tax rates for the six months ended December 31, 2021 and 2020 were 26.5 percent (provision on income) and 93.3 percent (benefit on a loss), respectively. The year-over-year change is primarily due to the effects of higher projected pre-tax income in the current period and geographical mix.
As of December 31, 2021, we have $25.5 million of U.S. net deferred tax assets, of which $57.0 million is related to net operating loss, tax credit, and other carryforwards that can be used to offset future U.S. taxable income. Certain of these carryforwards will expire if they are not used within a specified timeframe. At this time, we consider it more likely than not that we will have sufficient U.S. taxable income in the future that will allow us to realize these net deferred tax assets. However, it is possible that some or all of these tax attributes could ultimately expire unused, especially if our end markets do not continue to recover from the COVID-19 global pandemic. Therefore, if we are unable to generate sufficient U.S. taxable income from our operations, a valuation allowance to reduce the U.S. net deferred tax assets may be required, which would materially increase income tax expense in the period in which the valuation allowance is recorded.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our sales and operating income (loss) by segment are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2021	2020	2021	2020
Sales:
Metal Cutting	$298,581	$282,917	$597,011	$530,793
Infrastructure	188,092	157,590	373,171	310,019
Total sales	$486,673	$440,507	$970,182	$840,812
Operating income (loss):
Metal Cutting	$27,895	$13,693	$57,059	$(9,933)
Infrastructure	19,971	6,265	46,007	13,533
Corporate	(361)	(924)	(955)	(1,743)
Total operating income	47,505	19,034	102,111	1,857
Interest expense	6,460	8,317	12,781	18,896
Other income, net	(3,142)	(3,857)	(6,601)	(7,875)
Income (loss) before income taxes	$44,187	$14,574	$95,931	$(9,164)
METAL CUTTING

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except operating margin)	2021	2020	2021	2020
Sales	$298,581	$282,917	$597,011	$530,793
Operating income (loss)	27,895	13,693	57,059	(9,933)
Operating margin	9.3%	4.8%	9.6%	(1.9)%

	Three Months Ended December 31, 2021	Six Months Ended December 31, 2021
(in percentages)
Organic sales growth	7%	12%
Foreign currency exchange effect(1)	—	1
Business days effect(2)	(1)	(1)
Sales growth	6%	12%

	Three Months Ended December 31, 2021		Six Months Ended December 31, 2021
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales growth (decline):
Aerospace	24%	24%	22%	21%
General engineering	12	13	18	17
Energy	7	7	5	4
Transportation	(11)	(10)	2	1
Regional sales growth (decline):
Americas	11%	11%	17%	16%
EMEA	5	8	13	14
Asia Pacific	(3)	(4)	4	1

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended December 31, 2021, Metal Cutting sales increased 6 percent from the prior year quarter. Aerospace end market sales increased in all regions as airplane manufacturing continues to recover. Sales in our general engineering end market increased in all regions, as manufacturing activity continues to recover from the effects of the COVID-19 pandemic. Energy sales increased in Americas as oil and gas drilling improved, partially offset by a decline in Asia Pacific driven by lower activity in China wind power. Transportation end market sales decreased in all regions due to the ongoing semiconductor related supply chain challenges. On a regional basis, the sales increases in the Americas was driven by an increase in the aerospace, energy, and general engineering end markets, partially offset by a decline in the transportation end market. The sales increase in EMEA was driven by increases in the aerospace and general engineering end markets, partially offset by a decrease in the energy and transportation end markets. The sales decrease in Asia Pacific was primarily driven by declines in the energy and transportation end markets, partially offset by increases in sales in the general engineering and aerospace end markets.
For the three months ended December 31, 2021, Metal Cutting operating income was $27.9 million compared to $13.7 million in the prior year quarter. The year-over-year change was due primarily to organic sales growth, $2 million of net benefit from the reversal of restructuring and related charges compared to charges of $4 million in the prior year quarter, favorable pricing, approximately $4 million of incremental simplification/modernization benefits and favorable product mix, partially offset by approximately $8 million due to the restoration of salaries and other cost-control measures that were taken in the prior year quarter.
For the six months ended December 31, 2021, Metal Cutting sales increased 12 percent from the prior year period. Aerospace end market sales increased in all regions as airplane manufacturing continues to recover. Energy sales increased in Americas as oil and gas drilling improved, partially offset by declines in Asia Pacific driven by lower wind power activity in China. Sales in our general engineering end market increased in all regions, as manufacturing activity continues to recover from the COVID-19 pandemic. Transportation end market sales increased in the Americas due to improved automotive manufacturing levels, partially offset by declines in EMEA and Asia Pacific due to supply chain challenges. On a regional basis, the sales increase in the Americas was driven by increases in all end markets. The sales increase in EMEA was primarily driven by increases in the aerospace, energy and general engineering end markets, partially offset by a decline in the transportation end market. The sales increase in Asia Pacific was primarily driven by increases in the aerospace, and general engineering end markets, partially offset by a decline in the energy and transportation end markets.
For the six months ended December 31, 2021, Metal Cutting operating income was $57.1 million compared to an operating loss of $9.9 million in the prior year period. The year-over-year change was due primarily to organic sales growth, $0.4 million of net benefit from the reversal of restructuring and related charges compared to charges of $29.5 million in the prior year period, favorable pricing, approximately $4 million of incremental simplification/modernization benefits and favorable product mix, partially offset by approximately $19 million due to the restoration of salaries and other cost-control measures that were taken in the prior year period.
INFRASTRUCTURE

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2021	2020	2021	2020
Sales	$188,092	$157,590	$373,171	$310,019
Operating income	19,971	6,265	46,007	13,533
Operating margin	10.6%	4.0%	12.3%	4.4%

	Three Months Ended December 31, 2021	Six Months Ended December 31, 2021
(in percentages)
Organic sales growth	18%	18%
Foreign currency exchange effect(1)	1	2
Sales growth	19%	20%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three Months Ended December 31, 2021		Six Months Ended December 31, 2021
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales growth:
Energy	33%	33%	36%	35%
General engineering	17	17	21	20
Earthworks	12	11	10	7
Regional sales growth:
Americas	22%	22%	25%	25%
EMEA	15	15	15	11
Asia Pacific	17	14	15	10
For the three months ended December 31, 2021, Infrastructure sales increased by 19 percent from the prior year quarter. The U.S. oil and gas market drove a year-over-year increase in the energy market as U.S. land rig counts continued to increase. Sales in our earthworks end market increased primarily due to growth in the construction end markets and higher underground mine output. In general engineering, the increase in sales was across all regions reflecting continued strength of the global manufacturing economy. On a regional basis, the sales increases in the Americas, EMEA and Asia Pacific were all driven by increases in all end markets.
For the three months ended December 31, 2021, Infrastructure operating income was $20.0 million compared to $6.3 million in the prior year quarter. The year-over-year change was due primarily to organic sales growth, favorable pricing and favorable product mix, partially offset by higher raw material costs of approximately $11 million and approximately $2 million due to the restoration of salaries and other cost-control measures that were taken in the prior year quarter.
For the six months ended December 31, 2021, Infrastructure sales increased by 20 percent from the prior year period. The U.S. oil and gas market drove a year-over-year increase in the energy market. Sales in our earthworks end market increased primarily due to growth in the mining end market. In general engineering, the increase in sales was across all regions. On a regional basis, the sales increases in the Americas, EMEA and Asia Pacific were all driven by increases in all end markets.
For the six months ended December 31, 2021, Infrastructure operating income was $46.0 million compared to $13.5 million in the prior year period. The year-over-year change was due primarily to organic sales growth, favorable pricing and favorable product mix, partially offset by higher raw material costs of approximately $14 million and approximately $5 million due to the restoration of salaries and other cost-control measures that were taken in the prior year period.
CORPORATE

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2021	2020	2021	2020
Corporate expense	$(361)	$(924)	$(955)	$(1,743)
For the three months ended December 31, 2021, Corporate expense decreased by $0.6 million from the prior year quarter. For the six months ended December 31, 2021 Corporate expense decreased by $0.8 million from the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations is the primary source of funding for our capital expenditures. For the six months ended December 31, 2021, cash flow provided by operating activities was $57.8 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the three months ended September 30, 2020, we entered into the First Amendment (the Amendment) to the Fifth Amended and Restated Credit Agreement dated as of June 21, 2018, (as amended by the Amendment, the Credit Agreement). The Credit Agreement is a five-year, multi-currency, revolving credit facility that is used to augment our cash from operations and as an additional source of funds. The Credit Agreement provides for revolving credit loans of up to $700.0 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement allows for borrowings in U.S. dollars, euros, Canadian dollars, pounds sterling and Japanese yen. Interest payable under the Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The Credit Agreement matures in June 2023.
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
As of December 31, 2021, we were in compliance with all the covenants of the Credit Agreement. For the six months ended December 31, 2021, average daily borrowings outstanding under the Credit Agreement were approximately $9.4 million. We had $9.0 million of borrowings outstanding under the Credit Agreement and $691.0 million of additional availability as of December 31, 2021. There were no borrowings outstanding as of June 30, 2021.
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
In 2012, we received an assessment from the Italian tax authority that denied certain tax deductions primarily related to our 2008 tax return. Attempts at negotiating a reasonable settlement with the tax authority were unsuccessful; and as a result, we decided to litigate the matter. While the outcome of the litigation is still pending, the tax authority served notice in the September quarter of fiscal 2020 requiring payment in the amount of €36 million. Accordingly, we requested and were granted a stay and are not currently required to make a payment in connection with this assessment. We continue to believe that the assessment is baseless and accordingly, no income tax liability has been recorded in connection with this assessment in any period. However, if the Italian tax authority were to be successful in litigation, settlement of the amount alleged by the Italian tax authority would result in an increase to income tax expense by as much as €36.3 million, or $41.1 million, including penalties and interest of €21.6 million, or $24.4 million. A trial date has not yet been set by the Italian court.
At December 31, 2021, cash and cash equivalents were $101.8 million, Total Kennametal Shareholders' equity was $1,316.0 million and total debt was $605.0 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers. There have been no material changes in our contractual obligations and commitments since June 30, 2021 other than the temporary provisions provided under the Amendment to the Credit Agreement (as outlined above) that expired subsequent to December 31, 2021.
Cash Flow Provided by Operating Activities
During the six months ended December 31, 2021, cash flow provided by operating activities was $57.8 million, compared to $67.4 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $144.5 million and changes in certain assets and liabilities netting to an outflow of $86.7 million. Contributing to the changes in certain assets and liabilities were an increase in inventories of $67.0 million and a decrease in accounts payable and accrued liabilities of $36.6 million. Partially offsetting these cash outflows was a decrease in accounts receivable of $23.0 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the six months ended December 31, 2020, cash flow provided by operating activities consisted of net income and non-cash items amounting to an inflow of $80.0 million and changes in certain assets and liabilities netting to an outflow of $12.7 million. Contributing to the changes in certain assets and liabilities were a decrease in accrued income taxes of $24.5 million, an increase in accounts receivable of $22.5 million and a decrease in accrued pension and postretirement benefits of $13.4 million. Partially offsetting these cash outflows was a decrease in inventories of $46.7 million.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $36.1 million for the six months ended December 31, 2021, compared to $67.6 million for the prior year period. During the current year period, cash flow used for investing activities primarily included capital expenditures, net of $37.1 million, which consisted primarily of expenditures related to our simplification/modernization initiatives and equipment upgrades, partially offset by the $1.0 million in proceeds from the New Castle divestiture.
For the six months ended December 31, 2020, cash flow used for investing activities included capital expenditures, net of $67.7 million, which consisted primarily of expenditures related to our simplification/modernization initiatives and equipment upgrades.
Cash Flow Used for Financing Activities
Cash flow used for financing activities was $72.5 million for the six months ended December 31, 2021 compared to $512.0 million in the prior year period. During the current year period, cash flow used for financing activities included $35.5 million in common shares repurchased, $33.5 million of cash dividends paid to Kennametal Shareholders, $6.8 million of the effect of employee benefit and stock plans and dividend reinvestment, and $5.1 million decrease in notes payable, partially offset by $9 million from the borrowings under the Credit Agreement.
For the six months ended December 31, 2020, cash flow used for financing activities included $475.5 million of a net decrease in the revolving and other lines of credit and $33.3 million of cash dividends paid to Kennametal Shareholders.

FINANCIAL CONDITION
Working capital was $573.2 million at December 31, 2021, an increase of $5.8 million from $567.4 million at June 30, 2021. The increase in working capital was primarily driven by an increase in inventories of $56.7 million and a decrease in other current liabilities of $31.8 million, partially offset by a decrease in cash and cash equivalents of $52.2 million and a decrease in accounts receivable of $30.4 million. Currency exchange rate effects decreased working capital by a total of approximately $13.6 million, the impact of which is included in the aforementioned changes.
Property, plant and equipment, net decreased $32.4 million from $1,055.1 million at June 30, 2021 to $1,022.8 million at December 31, 2021, primarily due to depreciation expense of $58.2 million and unfavorable currency effects of $10.9 million, partially offset by net capital additions of $37.1 million.
At December 31, 2021, other assets were $603.9 million, a decrease of $1.9 million from $605.8 million at June 30, 2021. The decrease was primarily due to amortization of intangibles of $6.5 million, a decrease in goodwill of $4.3 million due to currency exchange effects, and a decrease in the operating lease right-of-use asset of $4.7 million, partially offset by an increase in other assets of $15.8 million.
Kennametal Shareholders' equity was $1,316.0 million at December 31, 2021, a decrease of $13.6 million from $1,329.6 million at June 30, 2021. The decrease was primarily due to the repurchase of capital stock of $35.5 million primarily under the share repurchase program that was initiated during fiscal 2022, cash dividends paid to Kennametal Shareholders of $33.5 million, and other comprehensive loss of $18.8 million, partially offset by net income attributable to Kennametal of $67.6 million.

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
Reconciliations of organic sales growth to sales growth are as follows:

Three Months Ended December 31, 2021	Metal Cutting	Infrastructure	Total
Organic sales growth	7%	18%	11%
Foreign currency exchange effect(1)	—	1	—
Business days effect(2)	(1)	—	(1)
Sales growth	6%	19%	10%

Six Months Ended December 31, 2021	Metal Cutting	Infrastructure	Total
Organic sales growth	12%	18%	15%
Foreign currency exchange effect(1)	1	2	1
Business days effect(2)	(1)	—	(1)
Sales growth	12%	20%	15%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reconciliations of constant currency end market sales growth (decline) to end market sales growth (decline)(3) are as follows:

Metal Cutting
Three Months Ended December 31, 2021	General engineering	Transportation	Aerospace	Energy
Constant currency end market sales growth (decline)	13%	(10)%	24%	7%
Foreign currency exchange effect(1)	(1)	(1)	—	—
End market sales growth (decline)(3)	12%	(11)%	24%	7%

Infrastructure
Three Months Ended December 31, 2021	Energy	Earthworks	General engineering
Constant currency end market sales growth	33%	11%	17%
Foreign currency exchange effect(1)	—	1	—
End market sales growth(3)	33%	12%	17%

Total
Three Months Ended December 31, 2021	General engineering	Transportation	Aerospace	Energy	Earthworks
Constant currency end market sales growth (decline)	14%	(10)%	24%	24%	11%
Foreign currency exchange effect(1)	—	(1)	—	—	1
End market sales growth (decline)(3)	14%	(11)%	24%	24%	12%

Metal Cutting
Six Months Ended December 31, 2021	General engineering	Transportation	Aerospace	Energy
Constant currency end market sales growth	17%	1%	21%	4%
Foreign currency exchange effect(1)	1	1	1	1
End market sales growth(3)	18%	2%	22%	5%

Infrastructure
Six Months Ended December 31, 2021	Energy	Earthworks	General engineering
Constant currency end market sales growth	35%	7%	20%
Foreign currency exchange effect(1)	1	3	1
End market sales growth(3)	36%	10%	21%

Total
Six Months Ended December 31, 2021	General engineering	Transportation	Aerospace	Energy	Earthworks
Constant currency end market sales growth	18%	1%	21%	23%	7%
Foreign currency exchange effect(1)	1	1	1	1	3
End market sales growth (3)	19%	2%	22%	24%	10%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reconciliations of constant currency regional sales growth (decline) to reported regional sales growth (decline)(4) are as follows:

	Three Months Ended December 31, 2021			Six Months Ended December 31, 2021
	Americas	EMEA	Asia Pacific	Americas	EMEA	Asia Pacific
Metal Cutting
Constant currency regional sales growth (decline)	11%	8%	(4)%	16%	14%	1%
Foreign currency exchange effect(1)	—	(3)	1	1	(1)	3
Regional sales growth (decline)(4)	11%	5%	(3)%	17%	13%	4%

Infrastructure
Constant currency regional sales growth	22%	15%	14%	25%	11%	10%
Foreign currency exchange effect(1)	—	—	3	—	4	5
Regional sales growth(4)	22%	15%	17%	25%	15%	15%

Total
Constant currency regional sales growth	16%	9%	3%	20%	13%	5%
Foreign currency exchange effect(1)	—	(2)	1	1	1	3
Regional sales growth(4)	16%	7%	4%	21%	14%	8%
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

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at December 31, 2021 that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2021	15,878	$35.28	—	$187,200,000
November 1 through November 30, 2021	262,915	39.13	260,000	177,000,000
December 1 through December 31, 2021	341,183	36.42	340,000	164,600,000
Total	619,976	$37.54	600,000

(1)During the current period, 1,182 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 18,794 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.
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
(4)Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2021 and 2020, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2021 and 2020, (iii) the Condensed Consolidated Balance Sheets at December 31, 2021 and June 30, 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2021 and 2020 and (v) Notes to Condensed Consolidated Financial Statements for the three and six months ended December 31, 2021 and 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date:	February 9, 2022	By:	/s/ Patrick S. Watson
Patrick S. Watson Vice President Finance and Corporate Controller