Form 10-Q
period 2022-03-31
KENNAMETAL INC
filed 2022-05-04
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2022
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

As of April 29, 2022 82,638,419 shares of the Registrant’s Capital Stock, par value $1.25 per share, were outstanding.

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that do not relate strictly to historical or current facts. You can identify forward-looking statements by words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression in connection with any discussion of future operating or financial performance or events. We have also included forward-looking statements in this Quarterly Report on Form 10-Q concerning, among other things, our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position and product development. These statements are based on current estimates that involve inherent risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, our actual results could vary materially from our current expectations. There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements. They include: uncertainties related to changes in macroeconomic and/or global conditions, including as a result of Russia's invasion of Ukraine and the imposition of sanctions; uncertainties related to the effects of the ongoing COVID-19 pandemic, including the emergence of more contagious or virulent strains of the virus, its impacts on our business operations, financial results and financial position and on the industries in which we operate and the global economy generally, including as a result of travel restrictions, business and workforce disruptions associated with the pandemic; other economic recession; our ability to achieve all anticipated benefits of restructuring, simplification and modernization initiatives; our foreign operations and international markets, such as currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability, including the conflict in Ukraine; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; potential for future goodwill and other intangible asset impairment charges; our ability to protect and defend our intellectual property; continuity of information technology infrastructure; competition; our ability to retain our management and employees; demands on management resources; availability and cost of the raw materials we use to manufacture our products; product liability claims; integrating acquisitions and achieving the expected savings and synergies; global or regional catastrophic events; demand for and market acceptance of our products; business divestitures; energy costs; commodity prices; labor relations; and implementation of environmental remediation matters. We provide additional information about many of the specific risks we face in the “Risk Factors” section of our Annual Report on Form 10-K and in other periodic reports we file from time to time with the Securities and Exchange Commission. We can give no assurance that any goal or plan set forth in our forward-looking statements will be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. Except as required by law, we do not intend to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share amounts)	2022	2021	2022	2021
Sales	$512,259	$484,658	$1,482,441	$1,325,470
Cost of goods sold	347,639	334,483	1,004,116	948,693
Gross profit	164,620	150,175	478,325	376,777
Operating expense	107,075	108,113	316,423	299,211
Restructuring charges (benefits) and asset impairment charges (Note 6)	947	(822)	(2,323)	26,145
Gain on divestiture (Note 3)	—	—	(1,001)	—
Amortization of intangibles	3,234	3,362	9,751	10,043
Operating income	53,364	39,522	155,475	41,378
Interest expense	6,436	20,928	19,217	39,823
Other income, net	(4,528)	(2,692)	(11,129)	(10,568)
Income before income taxes	51,456	21,286	147,387	12,123
Provision for (benefit from) income taxes	14,578	(1,699)	40,031	(10,252)
Net income	36,878	22,985	107,356	22,375
Less: Net income attributable to noncontrolling interests	1,583	1,364	4,443	3,042
Net income attributable to Kennametal	$35,295	$21,621	$102,913	$19,333
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings per share	$0.42	$0.26	$1.23	$0.23
Diluted earnings per share	$0.42	$0.26	$1.22	$0.23
Basic weighted average shares outstanding	83,084	83,719	83,538	83,539
Diluted weighted average shares outstanding	83,807	84,588	84,268	84,184

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Net income	$36,878	$22,985	$107,356	$22,375
Other comprehensive income (loss), net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	—	4,771	—	9,272
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	(192)	(1,148)	(577)	(210)
Unrecognized net pension and other postretirement benefit gain (loss)	1,511	2,032	4,291	(5,489)
Reclassification of net pension and other postretirement benefit loss	2,185	2,579	6,601	7,758
Foreign currency translation adjustments	(8,068)	(25,536)	(34,626)	49,012
Total other comprehensive (loss) income, net of tax	(4,564)	(17,302)	(24,311)	60,343
Total comprehensive income	32,314	5,683	83,045	82,718
Less: comprehensive income attributable to noncontrolling interests	1,127	634	3,080	4,947
Comprehensive income attributable to Kennametal Shareholders	$31,187	$5,049	$79,965	$77,771
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	March 31, 2022	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$99,982	$154,047
Accounts receivable, less allowance for doubtful accounts of $10,368 and $9,734, respectively	311,635	302,945
Inventories (Note 9)	562,042	476,345
Other current assets	69,582	71,470
Total current assets	1,043,241	1,004,807
Property, plant and equipment:
Land and buildings	413,760	413,865
Machinery and equipment	1,940,497	1,959,176
Less accumulated depreciation	(1,341,997)	(1,317,906)
Property, plant and equipment, net	1,012,260	1,055,135
Other assets:
Goodwill (Note 17)	271,268	277,615
Other intangible assets, less accumulated amortization of $160,278 and $153,972, respectively (Note 17)	110,029	120,041
Operating lease right-of-use assets	46,175	50,341
Deferred income taxes	55,744	58,742
Other	120,796	99,080
Total other assets	604,012	605,819
Total assets	$2,659,513	$2,665,761
LIABILITIES
Current liabilities:
Revolving and other lines of credit and notes payable (Note 11)	$28,736	$8,365
Current operating lease liabilities	13,127	14,220
Accounts payable	197,687	177,659
Accrued income taxes	36,910	18,059
Accrued expenses	50,672	61,489
Other current liabilities	133,233	157,602
Total current liabilities	460,365	437,394
Long-term debt, less current maturities (Note 10)	593,138	592,108
Operating lease liabilities	33,635	36,800
Deferred income taxes	23,760	23,710
Accrued pension and postretirement benefits	158,940	171,067
Accrued income taxes	3,655	4,246
Other liabilities	24,218	32,231
Total liabilities	1,297,711	1,297,556
Commitments and contingencies
EQUITY (Note 15)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 82,638 and 83,614 shares issued, respectively	103,298	104,518
Additional paid-in capital	524,657	562,820
Retained earnings	1,045,445	992,597
Accumulated other comprehensive loss	(353,275)	(330,327)
Total Kennametal Shareholders’ Equity	1,320,125	1,329,608
Noncontrolling interests	41,677	38,597
Total equity	1,361,802	1,368,205
Total liabilities and equity	$2,659,513	$2,665,761
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Nine Months Ended March 31,
(in thousands)	2022	2021
OPERATING ACTIVITIES
Net income	$107,356	$22,375
Adjustments to reconcile to cash from operations:
Depreciation	87,984	83,677
Amortization	9,751	10,043
Stock-based compensation expense	18,024	19,381
Restructuring (benefits) charges and asset impairment charges (Note 6)	(2,444)	2,805
Deferred income taxes	593	(14,418)
Debt refinancing charge (Note 10)	—	9,071
Gain on divestiture (Note 3)	(1,001)	—
Other	703	4,567
Changes in certain assets and liabilities:
Accounts receivable	(17,757)	(56,454)
Inventories	(99,486)	58,109
Accounts payable and accrued liabilities	(11,416)	28,086
Accrued income taxes	14,733	(20,926)
Accrued pension and postretirement benefits	(20,318)	(21,142)
Other	6,301	14,023
Net cash flow provided by operating activities	93,023	139,197
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(60,151)	(94,066)
Disposals of property, plant and equipment	765	1,216
Proceeds from divestiture (Note 3)	1,001	—
Other	62	112
Net cash flow used for investing activities	(58,323)	(92,738)
FINANCING ACTIVITIES
Net (decrease) increase in notes payable	(7,111)	1,008
Net increase (decrease) in revolving and other lines of credit	27,500	(490,000)
Term debt borrowings	—	297,867
Term debt repayments	—	(300,000)
Make-whole premium on early extinguishment of debt (Note 10)	—	(9,639)
Settlement of interest rate swap agreement	—	10,198
Purchase of capital stock	(50,522)	(149)
The effect of employee benefit and stock plans and dividend reinvestment	(6,889)	(150)
Cash dividends paid to Shareholders	(50,062)	(50,016)
Other	(682)	(4,581)
Net cash flow used for financing activities	(87,766)	(545,462)
Effect of exchange rate changes on cash and cash equivalents	(999)	6,626
CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(54,065)	(492,377)
Cash and cash equivalents, beginning of period	154,047	606,684
Cash and cash equivalents, end of period	$99,982	$114,307
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION

The condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, which include our accounts and those of our subsidiaries in which we have a controlling interest, should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the “2021 Annual Report”). The condensed consolidated balance sheet as of June 30, 2021 was derived from the audited balance sheet included in our 2021 Annual Report. The interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the nine months ended March 31, 2022 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2022 is to the fiscal year ending June 30, 2022. When used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “the Company,” “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

2.SUPPLEMENTAL CASH FLOW DISCLOSURES

	Nine Months Ended March 31,
(in thousands)	2022	2021
Cash paid during the period for:
Interest (Note 10)	$17,519	$36,456
Income taxes	24,705	28,715
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	2,502	(14,700)
Changes in notes payable related to purchases of property, plant and equipment	—	7,254

3.     DIVESTITURE
During the year ended June 30, 2020, we completed the sale of certain assets of the non-core specialty alloys and metals business within the Infrastructure segment located in New Castle, Pennsylvania to Advanced Metallurgical Group N.V. for an aggregate price of $24.0 million.
The net book value of these assets at closing was $29.5 million, and the pre-tax loss on divestiture recognized during the year ended June 30, 2020 was $6.5 million. Transaction proceeds were primarily used for capital expenditures related to our simplification/modernization efforts. During the nine months ended March 31, 2022, we recorded a gain of $1.0 million on the New Castle divestiture due to proceeds held in escrow until November 2021.

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
Level 3: Inputs that are unobservable.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2022, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$513	$—	$513
Total assets at fair value	$—	$513	$—	$513

Liabilities:
Derivatives (1)	$—	$14	$—	$14
Total liabilities at fair value	$—	$14	$—	$14

As of June 30, 2021, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$36	$—	$36
Total assets at fair value	$—	$36	$—	$36

Liabilities:
Derivatives (1)	$—	$87	$—	$87
Total liabilities at fair value	$—	$87	$—	$87
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
There were no derivatives designated as hedging instruments as of March 31, 2022 and June 30, 2021. The fair value of derivatives not designated as hedging instruments in the condensed consolidated balance sheets are as follows:

(in thousands)	March 31, 2022	June 30, 2021
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	$513	$36
Other current liabilities - currency forward contracts	(14)	(87)
Total derivatives not designated as hedging instruments	499	(51)
Total derivatives	$499	$(51)
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

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Other income, net - currency forward contracts	$(541)	$1,428	$(535)	$20

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NET INVESTMENT HEDGES
As of March 31, 2022 and June 30, 2021, we had certain foreign currency-denominated intercompany loans payable with total aggregate principal amounts of €5.3 million and €5.2 million, respectively, designated as net investment hedges to hedge the foreign exchange exposure of our net investment in our Euro-based subsidiaries. Gains of $0.1 million and $1.5 million were recorded as a component of foreign currency translation adjustments in other comprehensive income for the three months ended March 31, 2022 and 2021, respectively. Gains of $1.5 million and an immaterial amount were recorded as a component of foreign currency translation adjustments in other comprehensive loss for the nine months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

Instrument	Notional (EUR in thousands)(2)	Notional (USD in thousands)(2)	Maturity
Foreign currency-denominated intercompany loan payable	€5,310	$5,896	June 26, 2022
(2) Includes principal and accrued interest.

6.    RESTRUCTURING AND RELATED CHARGES
FY21 Restructuring Actions
In the September quarter of fiscal 2020, we announced the initiation of restructuring actions in Germany associated with our simplification/modernization initiative to reduce structural costs. Subsequently, we also announced the acceleration of our other structural cost reduction plans including the closure of the Johnson City, Tennessee facility. As of March 31, 2022, the FY21 Restructuring Actions are considered substantially complete. In line with our target of approximately $85 million, total restructuring and related charges since inception of $84.8 million were recorded for this program through March 31, 2022, consisting of: $77.1 million in Metal Cutting and $7.7 million in Infrastructure.
Restructuring and Related Charges Recorded
We recorded restructuring and related charges of $3.0 million for the three months ended March 31, 2022, which consisted of charges of $3.0 million in Metal Cutting and an immaterial amount in Infrastructure. Of this amount, restructuring charges were $0.9 million and restructuring-related charges were $2.1 million (included in cost of goods sold) for the three months ended March 31, 2022. For the three months ended March 31, 2021, we recorded restructuring and related charges of $2.1 million, which consisted of charges of $2.5 million in Metal Cutting offset by a benefit from the reversal of charges of $0.4 million in Infrastructure. Of this amount, restructuring benefits from the reversal of charges were $0.9 million of which $0.1 million was included in cost of goods sold for the three months ended March 31, 2021. Restructuring-related charges of $3.0 million were recorded in cost of goods sold for the three months ended March 31, 2021.
We recorded restructuring and related charges of $2.6 million for the nine months ended March 31, 2022, which consisted of charges of $2.6 million in Metal Cutting and an immaterial amount in Infrastructure. Of this amount, restructuring benefits were $2.3 million and restructuring-related charges were $4.9 million (included in cost of goods sold) for the nine months ended March 31, 2022. For the nine months ended March 31, 2021, we recorded restructuring and related charges of $34.9 million, which consisted of charges of $32.0 million in Metal Cutting and $2.9 million in Infrastructure. Of this amount, restructuring charges were $26.5 million of which $0.3 million was included in cost of goods sold. Restructuring-related charges of $8.5 million were recorded in cost of goods sold for the nine months ended March 31, 2021.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2022, $7.8 million and $3.6 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively, in our condensed consolidated balance sheet. As of June 30, 2021, $19.9 million and $9.9 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively. The amounts are as follows:

(in thousands)	June 30, 2021	Expense	Asset Write-Down	Translation	Cash Expenditures	March 31, 2022
Severance	$29,723	$(3,903)	$—	$(1,224)	$(13,144)	$11,452
Facilities	—	1,580	(1,580)	—	—	—
Other	—	—	—	—	—	—
Total	$29,723	$(2,323)	$(1,580)	$(1,224)	$(13,144)	$11,452

7.    STOCK-BASED COMPENSATION
Stock Options
Changes in our stock options for the nine months ended March 31, 2022 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2021	315,012	$37.83
Exercised	(6,916)	31.69
Lapsed or forfeited	(36,253)	41.84
Options outstanding, March 31, 2022	271,843	$37.45	2.2	$108
Options vested, March 31, 2022	271,843	$37.45	2.2	$108
Options exercisable, March 31, 2022	271,843	$37.45	2.2	$108
As of March 31, 2022 and June 30, 2021, there was no unrecognized compensation cost related to options outstanding, and all options were fully vested as of March 31, 2022 and 2021.
The amount of cash received from the exercise of options during the nine months ended March 31, 2022 and 2021 was $0.2 million and $5.6 million, respectively. The total intrinsic value of options exercised was $0.1 million and $2.2 million during the nine months ended March 31, 2022 and 2021, respectively.
Restricted Stock Units – Performance Vesting and Time Vesting
Changes in our performance vesting and time vesting restricted stock units for the nine months ended March 31, 2022 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2021	500,477	$32.53	1,332,740	$31.72
Granted	108,234	36.70	528,529	36.58
Vested	(36,455)	40.10	(525,184)	32.13
Performance metric adjustments, net	(150,711)	31.18	—	—
Forfeited	(20,581)	32.42	(67,660)	32.29
Unvested, March 31, 2022	400,964	$33.49	1,268,425	$33.55
During the nine months ended March 31, 2022 and 2021, compensation expense related to time vesting and performance vesting restricted stock units was $17.2 million and $18.7 million, respectively. Certain performance metrics were not met, resulting in an adjustment of 150,711 performance vesting stock units during the nine months ended March 31, 2022. As of March 31, 2022, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $28.1 million and is expected to be recognized over a weighted average period of 1.9 years.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The table below summarizes the components of net periodic pension income:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Service cost	$279	$429	$846	$1,264
Interest cost	5,631	5,815	16,931	17,371
Expected return on plan assets	(12,985)	(13,459)	(39,020)	(40,171)
Amortization of transition obligation	23	24	71	70
Amortization of prior service cost	3	8	9	25
Recognition of actuarial losses	2,918	3,431	8,829	10,190
Net periodic pension income	$(4,131)	$(3,752)	$(12,334)	$(11,251)
The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Interest cost	$72	$76	$216	$230
Amortization of prior service credit	(69)	(69)	(207)	(207)
Recognition of actuarial loss	74	77	223	230
Net periodic other postretirement benefit cost	$77	$84	$232	$253

The service cost component of net periodic pension income is reported as a component of cost of goods sold and operating expense. All other components of net periodic pension income and net periodic other postretirement benefit cost are reported as a component of other income, net.

9.    INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 38 percent and 39 percent of total inventories at March 31, 2022 and June 30, 2021, respectively. Inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year; therefore, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs and are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

(in thousands)	March 31, 2022	June 30, 2021
Finished goods	$331,467	$302,524
Work in process and powder blends	207,276	173,671
Raw materials	100,721	72,551
Inventories at current cost	639,464	548,746
Less: LIFO valuation	(77,422)	(72,401)
Total inventories	$562,042	$476,345

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.    LONG-TERM DEBT
Fixed rate debt had a fair market value of $586.0 million and $644.2 million at March 31, 2022 and June 30, 2021, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of March 31, 2022 and June 30, 2021, respectively.
Senior Unsecured Notes In February 2021, we issued $300.0 million of 2.800 percent Senior Unsecured Notes with a maturity date of March 1, 2031. Interest will be paid semi-annually on March 1 and September 1 of each year. We settled forward starting interest rate swap contracts for a gain of $10.2 million related to the bond issuance. In March 2021, we used the net proceeds from the bond issuance, plus cash on hand, for the early extinguishment of our $300.0 million of 3.875 percent Senior Unsecured Notes due 2022 (the 2022 Notes). Due to the early extinguishment, interest expense during the three and nine months ended March 31, 2021 includes a make-whole premium of $9.6 million and the acceleration of a loss in the amount of $2.6 million from other comprehensive loss related to forward starting interest rate contracts that were used to hedge the interest payments of the 2022 Notes. A stranded tax benefit associated with the termination of this hedge was also recognized during the three and nine months ended March 31, 2021.

11.    REVOLVING AND OTHER LINES OF CREDIT AND NOTES PAYABLE

During the three months ended September 30, 2020, we entered into the First Amendment (the Amendment) to the Fifth Amended and Restated Credit Agreement dated as of June 21, 2018 (as amended by the Amendment, the Credit Agreement). The Credit Agreement is a five-year, multi-currency, revolving credit facility that we use to augment our cash from operations and as an additional source of funds. The Credit Agreement provides for revolving credit loans of up to $700.0 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement allows for borrowings in U.S. dollars, euros, Canadian dollars, pounds sterling and Japanese yen. Interest payable under the Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR (or beginning January 1, 2022, a successor rate of Euro Interbank Offered Rate (EURIBOR), Sterling Overnight Index Average (SONIA), and Tokyo Interbank Offered Rate (TIBOR) for any borrowings in euros, pounds sterling and yen, respectively) plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The Credit Agreement matures in June 2023.
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
As of March 31, 2022, we were in compliance with all the covenants of the Credit Agreement and we had $27.5 million of borrowings outstanding and $672.5 million of additional availability. There were no borrowings outstanding as of June 30, 2021.
Other lines of credit and notes payable were $1.2 million and $8.4 million at March 31, 2022 and June 30, 2021, respectively.

12.     ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain of our locations.
We establish and maintain accruals for certain potential environmental liabilities. At March 31, 2022, the balance of these accruals was $12.9 million, of which $2.4 million was current. At June 30, 2021, the balance was $14.7 million, of which $2.6 million was current. These accruals represent anticipated costs associated with potential remedial requirements and are generally not discounted.

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

13.     INCOME TAXES
The effective income tax rates for the three months ended March 31, 2022 and 2021 were 28.3 percent (provision on income) and 8.0 percent (benefit on income), respectively. The year-over-year change is due primarily to higher pretax income in the current year, discrete tax benefits recorded in the prior year quarter related to a provision to return adjustment and the recognition of a stranded deferred tax balance in accumulated other comprehensive loss arising from valuation allowance adjustments and enacted tax rate changes associated with the termination of forward starting interest rate cash flow hedges, and geographical mix.
The effective income tax rates for the nine months ended March 31, 2022 and 2021 were 27.2 percent (provision on income) and 84.6 percent (benefit on income), respectively. The year-over-year change is due primarily to higher pretax income in the current year, discrete tax benefits recorded in the prior year related to a favorable provision to return adjustment and the recognition of a stranded deferred tax balance in accumulated other comprehensive loss arising from valuation allowance adjustments and enacted tax rate changes associated with the termination of forward starting interest rate cash flow hedges, and geographical mix.
As of March 31, 2022, we have $25.2 million of U.S. net deferred tax assets, of which $56.0 million is related to net operating loss, tax credit, and other carryforwards that can be used to offset future U.S. taxable income. Certain of these carryforwards will expire if they are not used within a specified timeframe. At this time, we consider it more likely than not that we will have sufficient U.S. taxable income in the future that will allow us to realize these net deferred tax assets. However, it is possible that some or all of these tax attributes could ultimately expire unused, especially if our end markets do not continue to recover from the COVID-19 global pandemic. Therefore, if we are unable to generate sufficient U.S. taxable income from our operations, a valuation allowance to reduce the U.S. net deferred tax assets may be required, which would materially increase income tax expense in the period in which the valuation allowance is recorded.
Swiss tax reform
Swiss tax reform legislation was effectively enacted during the December quarter of fiscal 2020 when the Canton of Schaffhausen approved the Federal Act on Tax Reform and AHV Financing on October 8, 2019 (Swiss tax reform). Significant changes from Swiss tax reform include the abolishment of certain favorable tax regimes and the creation of a multi-year transitional period at both the federal and cantonal levels. The transitional provisions of Swiss tax reform allow companies to utilize a combination of lower tax rates and tax basis adjustments to fair value, which are used for tax depreciation and amortization purposes resulting in deductions over the transitional period. To reflect the federal and cantonal transitional provisions, as they apply to us, we recorded a deferred tax asset of $14.5 million during the three months ended December 31, 2020. We consider the deferred tax asset from Swiss tax reform to be an estimate based on our current interpretation of the legislation, which is subject to change based on further legislative guidance, review with the Swiss federal and cantonal authorities, and modifications to the underlying valuation. We anticipate finalization of the deferred tax asset within the next six months.

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
The following table provides the computation of diluted shares outstanding for the three and nine months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Weighted-average shares outstanding during period	83,084	83,719	83,538	83,539
Add: Unexercised stock options and unvested restricted stock units	723	869	730	645
Number of shares on which diluted earnings per share is calculated	83,807	84,588	84,268	84,184
Unexercised stock options with an exercise price greater than the average market price and restricted stock units not included in the computation because they were anti-dilutive	372	217	340	321

15.    EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the three months ending March 31, 2022 and 2021 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of December 31, 2021	$103,842	$534,592	$1,026,756	$(349,168)	$40,551	$1,356,573
Net income	—	—	35,295	—	1,583	36,878
Other comprehensive loss	—	—	—	(4,107)	(457)	(4,564)
Dividend reinvestment	2	45	—	—	—	47
Capital stock issued under employee benefit and stock plans(3)	31	4,457	—	—	—	4,488
Purchase of capital stock	(577)	(14,437)	—	—	—	(15,014)
Cash dividends ($0.20 per share)	—	—	(16,606)	—	—	(16,606)
Total equity, March 31, 2022	$103,298	$524,657	$1,045,445	$(353,275)	$41,677	$1,361,802

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of December 31, 2020	$104,330	$547,754	$969,301	$(342,231)	$40,535	$1,319,689
Net income	—	—	21,621	—	1,364	22,985
Other comprehensive loss	—	—	—	(16,572)	(730)	(17,302)
Dividend reinvestment	2	48	—	—	—	50
Capital stock issued under employee benefit and stock plans(3)	148	8,768	—	—	—	8,916
Purchase of capital stock	(2)	(48)	—	—	—	(50)
Cash dividends ($0.20 per share)	—	—	(16,707)	—	—	(16,707)
Total equity, March 31, 2021	$104,478	$556,522	$974,215	$(358,803)	$41,169	$1,317,581
(3) Net of restricted stock units delivered upon vesting to satisfy tax withholding requirements.
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the nine months ending March 31, 2022 and 2021 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2021	$104,518	$562,820	$992,597	$(330,327)	$38,597	$1,368,205
Net income	—	—	102,913	—	4,443	107,356
Other comprehensive loss	—	—	—	(22,948)	(1,363)	(24,311)
Dividend reinvestment	5	137	—	—	—	142
Capital stock issued under employee benefit and stock plans(3)	543	10,454	—	—	—	10,997
Purchase of capital stock	(1,768)	(48,754)	—	—	—	(50,522)
Cash dividends ($0.60 per share)	—	—	(50,065)	—	—	(50,065)
Total equity, March 31, 2022	$103,298	$524,657	$1,045,445	$(353,275)	$41,677	$1,361,802

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2020	$103,654	$538,575	$1,004,898	$(417,242)	$38,903	$1,268,788
Net income	—	—	$19,333	—	3,042	22,375
Other comprehensive income	—	—	—	58,439	1,904	60,343
Dividend reinvestment	6	144	—	—	—	150
Capital stock issued under employee benefit and stock plans(3)	824	18,258	—	—	—	19,082
Purchase of capital stock	(6)	(144)	—	—	—	(150)
Cash dividends ($0.60 per share)	—	—	(50,016)	—	—	(50,016)
Cash dividends to non-controlling interests	—	—	—	—	(1,361)	(1,361)
Other	—	(311)	—	—	(1,319)	(1,630)
Total equity, March 31, 2021	$104,478	$556,522	$974,215	$(358,803)	$41,169	$1,317,581
(3) Net of restricted stock units delivered upon vesting to satisfy tax withholding requirements.
The amounts of comprehensive income attributable to Kennametal Shareholders and noncontrolling interests are disclosed in the condensed consolidated statements of comprehensive income.

16.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of, and changes in, accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the nine months ended March 31, 2022:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2021	$(213,172)	$(122,428)	$5,273	$(330,327)
Other comprehensive income (loss) before reclassifications	4,291	(33,263)	—	(28,972)
Amounts reclassified from AOCL	6,601	—	(577)	6,024
Net other comprehensive income (loss)	10,892	(33,263)	(577)	(22,948)
AOCL, March 31, 2022	$(202,280)	$(155,691)	$4,696	$(353,275)

Attributable to noncontrolling interests:
Balance, June 30, 2021	$—	$(3,982)	$—	$(3,982)
Other comprehensive loss before reclassifications	—	(1,363)	—	(1,363)
Net other comprehensive loss	—	(1,363)	—	(1,363)
AOCL, March 31, 2022	$—	$(5,345)	$—	$(5,345)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of, and changes in, AOCL were as follows, net of tax, for the nine months ended March 31, 2021:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2020	$(232,634)	$(181,027)	$(3,581)	$(417,242)
Other comprehensive (loss) income before reclassifications	(5,489)	47,108	9,272	50,891
Amounts reclassified from AOCL	7,758	—	(210)	7,548
Net other comprehensive income	2,269	47,108	9,062	58,439
AOCL, March 31, 2021	$(230,365)	$(133,919)	$5,481	$(358,803)

Attributable to noncontrolling interests:
Balance, June 30, 2020	$—	$(5,909)	$—	$(5,909)
Other comprehensive income before reclassifications	—	1,904	—	1,904
Net other comprehensive income	—	1,904	—	1,904
AOCL, March 31, 2021	$—	$(4,005)	$—	$(4,005)

Reclassifications out of AOCL for the three and nine months ended March 31, 2022 and 2021 consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2022	2021	2022	2021	Affected line item in the Income Statement
Losses and (gains) on cash flow hedges:
Forward starting interest rate swaps	$(255)	$3,068	$(766)	$4,337	Interest expense
Currency exchange contracts	—	—	—	(24)	Cost of goods sold and other income, net
Total before tax	(255)	3,068	(766)	4,313
Tax impact	63	(4,216)	189	(4,523)	Provision for income taxes
Net of tax	$(192)	$(1,148)	$(577)	$(210)

Pension and other postretirement benefits:
Amortization of transition obligations	$23	$24	$71	$70	Other income, net
Amortization of prior service credit	(66)	(61)	(198)	(182)	Other income, net
Recognition of actuarial losses	2,992	3,508	9,052	10,420	Other income, net
Total before tax	2,949	3,471	8,925	10,308
Tax impact	(764)	(892)	(2,324)	(2,550)	Provision for income taxes
Net of tax	$2,185	$2,579	$6,601	$7,758

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amount of income tax allocated to each component of other comprehensive loss for the three months ended March 31, 2022 and 2021 were as follows:

		2022			2021
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	$—	$—	$—	$6,319	$(1,548)	$4,771
Reclassification of unrealized (gain) loss on derivatives designated and qualified as cash flow hedges	(255)	63	(192)	3,068	(4,216)	(1,148)
Unrecognized net pension and other postretirement benefit gain	2,054	(543)	1,511	2,804	(772)	2,032
Reclassification of net pension and other postretirement benefit loss	2,949	(764)	2,185	3,471	(892)	2,579
Foreign currency translation adjustments	(8,055)	(13)	(8,068)	(24,604)	(932)	(25,536)
Other comprehensive loss	$(3,307)	$(1,257)	$(4,564)	$(8,942)	$(8,360)	$(17,302)

The amount of income tax allocated to each component of other comprehensive (loss) income for the nine months ended March 31, 2022 and 2021 were as follows:

		2022			2021
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	$—	$—	$—	$12,281	$(3,009)	$9,272
Reclassification of unrealized (gain) loss on derivatives designated and qualified as cash flow hedges	(766)	189	(577)	4,313	(4,523)	(210)
Unrecognized net pension and other postretirement benefit gain (loss)	5,885	(1,594)	4,291	(7,109)	1,620	(5,489)
Reclassification of net pension and other postretirement benefit loss	8,925	(2,324)	6,601	10,308	(2,550)	7,758
Foreign currency translation adjustments	(34,575)	(51)	(34,626)	49,174	(162)	49,012
Other comprehensive (loss) income	$(20,531)	$(3,780)	$(24,311)	$68,967	$(8,624)	$60,343

17.    GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such carrying amounts, is as follows:

(in thousands)	Metal Cutting	Infrastructure	Total
Gross goodwill	$455,276	$633,211	$1,088,487
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2021	$277,615	$—	$277,615

Activity for the nine months ended March 31, 2022:
Change in gross goodwill due to translation	(6,347)	—	(6,347)

Gross goodwill	448,929	633,211	1,082,140
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of March 31, 2022	$271,268	$—	$271,268

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	March 31, 2022		June 30, 2021
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology-based and other	4 to 20	$32,353	$(23,285)	$33,632	$(24,413)
Customer-related	10 to 21	182,337	(104,341)	183,338	(98,901)
Unpatented technology	10 to 30	32,036	(22,487)	31,957	(20,575)
Trademarks	5 to 20	12,526	(10,165)	13,268	(10,083)
Trademarks	Indefinite	11,055	—	11,818	—
Total		$270,307	$(160,278)	$274,013	$(153,972)

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our sales and operating income by segment are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Sales:
Metal Cutting	$313,813	$308,144	$910,824	$838,937
Infrastructure	198,446	176,514	571,617	486,533
Total sales	$512,259	$484,658	$1,482,441	$1,325,470
Operating income:
Metal Cutting	$30,232	$22,674	$87,292	$12,741
Infrastructure	23,673	18,282	69,680	31,815
Corporate	(541)	(1,434)	(1,497)	(3,178)
Total operating income	53,364	39,522	155,475	41,378
Interest expense	6,436	20,928	19,217	39,823
Other income, net	(4,528)	(2,692)	(11,129)	(10,568)
Income before income taxes	$51,456	$21,286	$147,387	$12,123
The following table presents Kennametal's revenue disaggregated by geography:

	Three Months Ended
	March 31, 2022			March 31, 2021
(in thousands)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	41%	62%	49%	37%	58%	45%
EMEA	38	16	30	40	17	31
Asia Pacific	21	22	21	23	25	24

	Nine Months Ended
	March 31, 2022			March 31, 2021
(in thousands)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	40%	59%	47%	38%	56%	45%
EMEA	38	18	30	38	19	31
Asia Pacific	22	23	23	24	25	24
The following tables presents Kennametal's revenue disaggregated by end market:

	Three Months Ended March 31, 2022
(in thousands)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	55%	33%	47%
Transportation	28	—	17
Aerospace	9	—	6
Energy	8	30	16
Earthworks	—	37	14

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended March 31, 2021
(in thousands)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	53%	37%	48%
Transportation	32	—	20
Aerospace	8	—	5
Energy	7	26	14
Earthworks	—	37	13

	Nine Months Ended March 31, 2022
(in thousands)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	56%	35%	48%
Transportation	27	—	17
Aerospace	9	—	5
Energy	8	29	16
Earthworks	—	36	14

	Nine Months Ended March 31, 2021
(in thousands)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	53%	36%	47%
Transportation	31	—	20
Aerospace	8	—	5
Energy	8	25	14
Earthworks	—	39	14

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
Our sales of $512.3 million for the quarter ended March 31, 2022 increased 6 percent year-over-year, reflecting 8 percent organic sales growth and a favorable business days effect of 2 percent, partially offset by an unfavorable foreign currency effect of 4 percent.
Operating income was $53.4 million compared to $39.5 million in the prior year quarter. The year-over-year change of $13.8 million was due primarily to organic sales growth, favorable pricing, approximately $3 million of incremental simplification/modernization benefits and favorable product mix, partially offset by higher raw material costs of approximately $13 million and higher manufacturing costs resulting from COVID-19 absenteeism and higher depreciation. Operating margin was 10.4 percent compared to 8.2 percent in the prior year quarter. The Metal Cutting and Infrastructure segments had operating margins of 9.6 percent and 11.9 percent, respectively, for the quarter ended March 31, 2022.
On March 11, 2020, the World Health Organization declared the Coronavirus Disease 2019 (COVID-19) a pandemic bringing significant uncertainty in our end markets and operations. Since then, national, regional and local governments have taken steps at various times since the pandemic began to limit the spread of the virus through stay-at-home, social distancing, and various other orders and guidelines. Although some jurisdictions have relaxed these measures, particularly as more and more people are vaccinated, others have not or have reinstated them as COVID-19 cases surge and variants emerge. The imposition of these measures, including the lockdowns in China during the quarter ended March 31, 2022, has created significant operating constraints on our business. Throughout the pandemic, based on the guidance provided by the U.S. Centers for Disease Control and other relevant authorities, we have deployed safety protocols and processes to keep our employees safe while continuing to serve our customers. Late in the quarter ended March 31, 2022, our manufacturing and distribution operations in Shanghai were affected by COVID-19 lockdowns. The extent to which the COVID-19 pandemic may continue to affect our business, operating results or financial condition in the future will depend on a number of factors, including the duration and spread of the pandemic, the emergence of more contagious or virulent strains of the virus, travel restrictions, business and workforce disruptions associated with the pandemic, including the availability of critical materials and resources, the success of preventative measures to contain or mitigate the spread of the virus and emerging variants, and the effectiveness of the distribution and acceptance of COVID-19 vaccines.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In February 2022, a conflict between Russia and Ukraine began and resulted in the United States, Canada, the European Union and other countries imposing economic sanctions on Russia. We are monitoring and evaluating the broader economic impact, including the sanctions imposed, the potential for additional sanctions and any responses from Russia that could directly affect the Company’s supply chain, business partners or customers. To date, the conflict between Russia and Ukraine has not had a material impact on the Company's financial condition or results of operations. Total charges of $1.8 million were recorded for the three months ended March 31, 2022 due to the expected risk of loss related to accounts receivables and the impairment of inventory in connection with the Company's Russian and Ukrainian operations. During the third quarter of fiscal 2022, the Company ceased operations in Russia. Subsequently, the Company decided to liquidate its legal entity in Russia which is expected to be finalized during fiscal 2023.
For the three and nine months ended March 31, 2022, the Company repurchased $15 million and $50 million, respectively, of Kennametal common stock under its $200 million three-year program.
We recorded $3.0 million of pre-tax restructuring and related charges in the quarter. Total restructuring and related charges since inception of $84.8 million were recorded through March 31, 2022 for the FY21 Restructuring Actions, in line with our target of approximately $85 million. Inception to date, we have achieved annualized savings of approximately $71 million. The FY21 Restructuring Actions are considered substantially complete as of March 31, 2022.
Current quarter earnings per diluted share (EPS) of $0.42 was unfavorably affected by restructuring and related charges of $0.03 per share and charges related to Russian and Ukrainian operations of $0.02 per share. EPS of $0.26 in the prior year quarter was unfavorably affected by the effects of the early debt extinguishment of $0.08 per share, differences in annual projected tax rates of $0.08 per share and restructuring and related charges of $0.02 per share, partially offset by a discrete tax benefit of $0.12 per share.
We generated net cash flows from operating activities of $93.0 million during the nine months ended March 31, 2022 compared to $139.2 million during the prior year quarter. Capital expenditures were $60.2 million and $94.1 million during the nine months ended March 31, 2022 and 2021, respectively, with the decrease primarily related to lower capital spending on our simplification/modernization initiative.

RESULTS OF CONTINUING OPERATIONS
SALES
Sales for the three months ended March 31, 2022 were $512.3 million, an increase of $27.6 million, or 6 percent, from $484.7 million in the prior year quarter. The increase in sales was driven by organic growth of 8 percent and a favorable business days effect of 2 percent, partially offset by an unfavorable foreign currency effect of 4 percent.
Sales for the nine months ended March 31, 2022 were $1,482.4 million, an increase of $157.0 million, or 12 percent, from $1,325.5 million in the prior year period. The increase in sales was driven by organic growth of 12 percent.

	Three Months Ended March 31, 2022		Nine Months Ended March 31, 2022
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales growth (decline):
Aerospace	24%	29%	23%	24%
Energy	23	25	24	24
Earthworks	11	13	11	9
General engineering	4	8	14	14
Transportation	(11)	(7)	(3)	(2)
Regional sales growth:
Americas	15%	15%	19%	18%
Europe, the Middle East and Africa (EMEA)	—	9	9	12
Asia Pacific	(5)	(4)	3	2

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GROSS PROFIT
Gross profit for the three months ended March 31, 2022 was $164.6 million, an increase of $14.4 million from $150.2 million in the prior year quarter. The increase was primarily due to organic sales growth, favorable pricing, incremental simplification/modernization benefits of approximately $3 million and favorable product mix, partially offset by higher raw material costs of approximately $13 million and higher manufacturing costs resulting from COVID-19 absenteeism and higher depreciation. Gross profit margin for the three months ended March 31, 2022 was 32.1 percent, as compared to 31.0 percent in the prior year quarter.
Gross profit for the nine months ended March 31, 2022 was $478.3 million, an increase of $101.5 million from $376.8 million in the prior year period. The increase was primarily due to organic sales growth, favorable pricing, favorable product mix, and incremental simplification/modernization benefits of approximately $11 million, partially offset by higher raw material costs of approximately $27 million and the restoration of salaries and other cost control measures that were taken in the prior year period. Gross profit margin for the nine months ended March 31, 2022 was 32.3 percent, as compared to 28.4 percent in the prior year period.
OPERATING EXPENSE
Operating expense for the three months ended March 31, 2022 was $107.1 million compared to $108.1 million for the three months ended March 31, 2021. Operating expense for the nine months ended March 31, 2022 was $316.4 million compared to $299.2 million for the nine months ended March 31, 2021, primarily due to the restoration of previously reduced salaries and other cost-control measures that were taken in the prior year.
We invested further in technology and innovation during the current quarter to continue delivering high quality products to our customers. Research and development expenses included in operating expense totaled $10.6 million and $10.6 million for the three months ended March 31, 2022 and 2021, respectively, and $31.3 million and $28.7 million for the nine months ended March 31, 2022 and 2021, respectively.
RESTRUCTURING AND RELATED CHARGES AND ASSET IMPAIRMENT CHARGES
FY21 Restructuring Actions
In the September quarter of fiscal 2020, we announced the initiation of restructuring actions in Germany associated with our simplification/modernization initiative to reduce structural costs. Subsequently, we also announced the acceleration of our other structural cost reduction plans including the closure of the Johnson City, Tennessee facility. As of March 31, 2022, the FY21 Restructuring Actions are considered substantially complete. In line with our target of approximately $85 million, total restructuring and related charges since inception of $84.8 million were recorded for this program through March 31, 2022, consisting of: $77.1 million in Metal Cutting and $7.7 million in Infrastructure.
Restructuring and Related Charges Recorded
We recorded restructuring and related charges of $3.0 million for the three months ended March 31, 2022, which consisted of charges of $3.0 million in Metal Cutting and an immaterial amount in Infrastructure. Of this amount, restructuring charges were $0.9 million and restructuring-related charges were $2.1 million (included in cost of goods sold) for the three months ended March 31, 2022. For the three months ended March 31, 2021, we recorded restructuring and related charges of $2.1 million, which consisted of charges of $2.5 million in Metal Cutting offset by a benefit from the reversal of charges of $0.4 million in Infrastructure. Of this amount, restructuring benefits from the reversal of charges were $0.9 million of which $0.1 million was included in cost of goods sold for the three months ended March 31, 2021. Restructuring-related charges of $3.0 million were recorded in cost of goods sold for the three months ended March 31, 2021.
We recorded restructuring and related charges of $2.6 million for the nine months ended March 31, 2022, which consisted of charges of $2.6 million in Metal Cutting and an immaterial amount in Infrastructure. Of this amount, restructuring benefits were $2.3 million and restructuring-related charges were $4.9 million (included in cost of goods sold) for the nine months ended March 31, 2022. For the nine months ended March 31, 2021, we recorded restructuring and related charges of $34.9 million, which consisted of charges of $32.0 million in Metal Cutting and $2.9 million in Infrastructure. Of this amount, restructuring charges were $26.5 million of which $0.3 million was included in cost of goods sold. Restructuring-related charges of $8.5 million were recorded in cost of goods sold for the nine months ended March 31, 2021.

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
The net book value of these assets at closing was $29.5 million, and the pre-tax loss on divestiture recognized during the year ended June 30, 2020 was $6.5 million. Transaction proceeds were primarily used for capital expenditures related to our simplification/modernization efforts. During the nine months ended March 31, 2022, we recorded a gain of $1.0 million on the New Castle divestiture due to proceeds held in escrow until November 2021.
INTEREST EXPENSE
Interest expense for the three months ended March 31, 2022 decreased to $6.4 million compared to $20.9 million for the three months ended March 31, 2021. Interest expense for the nine months ended March 31, 2022 decreased to $19.2 million compared to $39.8 million for the nine months ended March 31, 2021. Both decreases were primarily due to the early extinguishment of the 2022 Notes in the prior period. See "Note 10. Long-Term Debt" for further details.
OTHER INCOME, NET
Other income for the three months ended March 31, 2022 increased to $4.5 million from $2.7 million during the three months ended March 31, 2021. Other income for the nine months ended March 31, 2022 increased to $11.1 million from $10.6 million during the nine months ended March 31, 2021.
PROVISION FOR INCOME TAXES
The effective income tax rates for the three months ended March 31, 2022 and 2021 were 28.3 percent (provision on income) and 8.0 percent (benefit on income), respectively. The year-over-year change is due primarily to higher pretax income in the current year, discrete tax benefits recorded in the prior year quarter related to a provision to return adjustment and the recognition of a stranded deferred tax balance in accumulated other comprehensive loss arising from valuation allowance adjustments and enacted tax rate changes associated with the termination of forward starting interest rate cash flow hedges, and geographical mix.
The effective income tax rates for the nine months ended March 31, 2022 and 2021 were 27.2 percent (provision on income) and 84.6 percent (benefit on income), respectively. The year-over-year change is due primarily to higher pretax income in the current year, discrete tax benefits recorded in the prior year related to a favorable provision to return adjustment and the recognition of a stranded deferred tax balance in accumulated other comprehensive loss arising from valuation allowance adjustments and enacted tax rate changes associated with the termination of forward starting interest rate cash flow hedges, and geographical mix.
As of March 31, 2022, we have $25.2 million of U.S. net deferred tax assets, of which $56.0 million is related to net operating loss, tax credit, and other carryforwards that can be used to offset future U.S. taxable income. Certain of these carryforwards will expire if they are not used within a specified timeframe. At this time, we consider it more likely than not that we will have sufficient U.S. taxable income in the future that will allow us to realize these net deferred tax assets. However, it is possible that some or all of these tax attributes could ultimately expire unused, especially if our end markets do not continue to recover from the COVID-19 global pandemic. Therefore, if we are unable to generate sufficient U.S. taxable income from our operations, a valuation allowance to reduce the U.S. net deferred tax assets may be required, which would materially increase income tax expense in the period in which the valuation allowance is recorded.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our sales and operating income by segment are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Sales:
Metal Cutting	$313,813	$308,144	$910,824	$838,937
Infrastructure	198,446	176,514	571,617	486,533
Total sales	$512,259	$484,658	$1,482,441	$1,325,470
Operating income:
Metal Cutting	$30,232	$22,674	$87,292	$12,741
Infrastructure	23,673	18,282	69,680	31,815
Corporate	(541)	(1,434)	(1,497)	(3,178)
Total operating income	53,364	39,522	155,475	41,378
Interest expense	6,436	20,928	19,217	39,823
Other income, net	(4,528)	(2,692)	(11,129)	(10,568)
Income before income taxes	$51,456	$21,286	$147,387	$12,123
METAL CUTTING

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except operating margin)	2022	2021	2022	2021
Sales	$313,813	$308,144	$910,824	$838,937
Operating income	30,232	22,674	87,292	12,741
Operating margin	9.6%	7.4%	9.6%	1.5%

	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2022
(in percentages)
Organic sales growth	5%	10%
Foreign currency exchange effect(1)	(5)	(1)
Business days effect(2)	2	—
Sales growth	2%	9%

	Three Months Ended March 31, 2022		Nine Months Ended March 31, 2022
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales growth (decline):
Aerospace	24%	29%	23%	24%
General engineering	6	10	14	15
Energy	6	9	6	5
Transportation	(11)	(7)	(3)	(2)
Regional sales growth (decline):
Americas	11%	11%	15%	14%
EMEA	(1)	9	8	12
Asia Pacific	(8)	(7)	—	(2)

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended March 31, 2022, Metal Cutting sales increased 2 percent from the prior year quarter. Aerospace end market sales increased in all regions as airplane manufacturing continues to recover. Energy sales increased in Americas as oil and gas drilling activity increased, partially offset by declines in Asia Pacific driven by lower China wind power generation sales resulting from lower government wind power subsidies. General engineering sales increased in Americas and EMEA as manufacturing activity continues to recover from the COVID-19 pandemic, partially offset by a decline in Asia Pacific driven by China COVID-19 lockdowns and supply chain challenges, including the government ordered closure of our distribution center. Transportation end market sales decreased in all regions due to supply chain challenges, including the shortages of semiconductors and wiring harnesses. On a regional basis, the sales increase in the Americas was driven by an increase in the general engineering, aerospace, and energy end markets, partially offset by a decline in the transportation end market. The sales decline in EMEA was driven by a decrease in the transportation and energy end markets, partially offset by an increase in the general engineering and aerospace end markets. The sales decrease in Asia Pacific was primarily driven by a decline in the transportation, general engineering, and energy end markets, partially offset by an increase in sales in the aerospace end market.
For the three months ended March 31, 2022, Metal Cutting operating income was $30.2 million compared to $22.7 million in the prior year quarter. The year-over-year change was due primarily to organic sales growth, favorable pricing, approximately $3 million of incremental simplification/modernization benefits and favorable product mix, partially offset by higher manufacturing costs resulting from COVID-19 absenteeism and higher depreciation costs, and higher raw material costs of approximately $2 million.
For the nine months ended March 31, 2022, Metal Cutting sales increased 9 percent from the prior year period. Aerospace end market sales increased in all regions as airplane manufacturing continues to recover. Energy sales increased in Americas and EMEA as oil and gas drilling and power generation markets improved, partially offset by declines in Asia Pacific driven by China wind power generation resulting from lower government wind power subsidies. Sales in our general engineering end market increased in all regions, as manufacturing activity continues to recover from the COVID-19 pandemic. Transportation end market sales increased in the Americas due to improved automotive manufacturing levels, partially offset by declines in EMEA and Asia Pacific due to supply chain challenges, including the government ordered closure of our distribution center. On a regional basis, the sales increase in the Americas was driven by an increase in all end markets. The sales increase in EMEA was driven by an increase in the general engineering, aerospace, and energy end markets, partially offset by a decline in the transportation end market. The sales in Asia Pacific were flat, which was driven by an increase in the general engineering and aerospace end markets, partially offset by a decline in the energy and transportation end markets.
For the nine months ended March 31, 2022, Metal Cutting operating income was $87.3 million compared to $12.7 million in the prior year period. The year-over-year change was due primarily to organic sales growth, $2.6 million of restructuring and related charges compared to charges of $32.0 million in the prior year period, favorable pricing, approximately $7 million of incremental simplification/modernization benefits and favorable product mix, partially offset by approximately $19 million due to the restoration of salaries and other cost-control measures that were taken in the prior year period, and higher raw material costs of approximately $5 million.
INFRASTRUCTURE

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Sales	$198,446	$176,514	$571,617	$486,533
Operating income	23,673	18,282	69,680	31,815
Operating margin	11.9%	10.4%	12.2%	6.5%

	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2022
(in percentages)
Organic sales growth	12%	17%
Foreign currency exchange effect(1)	(1)	—
Business days impact(2)	1	—
Sales growth	12%	17%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three Months Ended March 31, 2022		Nine Months Ended March 31, 2022
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales growth:
Energy	31%	33%	34%	34%
General engineering	—	1	13	13
Earthworks	11	13	11	9
Regional sales growth:
Americas	19%	20%	23%	23%
EMEA	6	13	12	12
Asia Pacific	1	—	10	7
For the three months ended March 31, 2022, Infrastructure sales increased by 12 percent from the prior year quarter. U.S. oil and gas activity drove a year-over-year increase in the energy end market as U.S. land rig counts continue to increase. Sales in our earthworks end market increased primarily due to growth in the mining and construction end markets. Sales in our general engineering end market were flat, including increases in EMEA and Asia Pacific, partially offset by a decline in the Americas due to the loss of a customer who elected to insource production. On a regional basis, the sales increase in the Americas was driven by an increase in the energy and earthworks end markets, partially offset by a decline in the general engineering end market. The sales increase in EMEA was driven by increases in all end markets. The sales increase in Asia Pacific was driven by increases in the general engineering and earthworks end markets, partially offset by a decline in the energy end market.
For the three months ended March 31, 2022, Infrastructure operating income was $23.7 million compared to $18.3 million in the prior year quarter. The year-over-year change was due primarily to organic sales growth and favorable pricing, partially offset by higher raw material costs of approximately $12 million.
For the nine months ended March 31, 2022, Infrastructure sales increased by 17 percent from the prior year period. The U.S. oil and gas drove year-over-year increase in the energy market. Sales in our earthworks end market increased primarily due to growth in the mining end market. In general engineering, the increase in sales was across all regions. On a regional basis, the sales increases in the Americas, EMEA and Asia Pacific were all driven by increases in all end markets.
For the nine months ended March 31, 2022, Infrastructure operating income was $69.7 million compared to $31.8 million in the prior year period. The year-over-year change was due primarily to organic sales growth, favorable pricing and favorable product mix, partially offset by higher raw material costs of approximately $26 million and approximately $5 million due to the restoration of salaries and other cost-control measures that were taken in the prior year period.
CORPORATE

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Corporate expense	$(541)	$(1,434)	$(1,497)	$(3,178)
For the three months ended March 31, 2022, Corporate expense decreased by $0.9 million from the prior year quarter. For the nine months ended March 31, 2022 Corporate expense decreased by $1.7 million from the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations is the primary source of funding for our capital expenditures. For the nine months ended March 31, 2022, cash flow provided by operating activities was $93.0 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the three months ended September 30, 2020, we entered into the First Amendment (the Amendment) to the Fifth Amended and Restated Credit Agreement dated as of June 21, 2018 (as amended by the Amendment, the Credit Agreement). The Credit Agreement is a five-year, multi-currency, revolving credit facility that we use to augment our cash from operations and as an additional source of funds. The Credit Agreement provides for revolving credit loans of up to $700.0 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement allows for borrowings in U.S. dollars, euros, Canadian dollars, pounds sterling and Japanese yen. Interest payable under the Credit Agreement is based upon the type of borrowing under the facility and may be (1) LIBOR (or beginning January 1, 2022, a successor rate of Euro Interbank Offered Rate (EURIBOR), Sterling Overnight Index Average (SONIA), and Tokyo Interbank Offered Rate (TIBOR) for any borrowings in euros, pounds sterling and yen, respectively) plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The Credit Agreement matures in June 2023.
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
As of March 31, 2022, we were in compliance with all the covenants of the Credit Agreement. For the nine months ended March 31, 2022, average daily borrowings outstanding under the Credit Agreement were approximately $19.7 million. We had $27.5 million of borrowings outstanding under the Credit Agreement and $672.5 million of additional availability as of March 31, 2022. There were no borrowings outstanding as of June 30, 2021.
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
In 2012, we received an assessment from the Italian tax authority that denied certain tax deductions primarily related to our 2008 tax return. Attempts at negotiating a reasonable settlement with the tax authority were unsuccessful; and as a result, we decided to litigate the matter. While the outcome of the litigation is still pending, the tax authority served notice in the September quarter of fiscal 2020 requiring payment in the amount of €36 million. Accordingly, we requested and were granted a stay and are not currently required to make a payment in connection with this assessment. We continue to believe that the assessment is baseless and accordingly, no income tax liability has been recorded in connection with this assessment in any period. However, if the Italian tax authority were to be successful in litigation, settlement of the amount alleged by the Italian tax authority would result in an increase to income tax expense by as much as €36.4 million, or $40.5 million, including penalties and interest of €21.7 million, or $24.1 million. A trial date has not yet been set by the Italian court.
At March 31, 2022, cash and cash equivalents were $100.0 million, Total Kennametal Shareholders' equity was $1,320.1 million and total debt was $621.9 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers. There have been no material changes in our contractual obligations and commitments since June 30, 2021 other than the temporary provisions provided under the Amendment to the Credit Agreement (as outlined above) that have expired.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flow Provided by Operating Activities
During the nine months ended March 31, 2022, cash flow provided by operating activities was $93.0 million, compared to $139.2 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $221.0 million and changes in certain assets and liabilities netting to an outflow of $127.9 million. Contributing to the changes in certain assets and liabilities were an increase in inventories of $99.5 million due to higher material costs, lengthening supply chains and higher sales volumes, a decrease in accrued pension and postretirement benefits of $20.3 million, an increase in accounts receivable of $17.8 million and a decrease in accounts payable and accrued liabilities of $11.4 million. Partially offsetting these cash outflows was an increase in accrued income taxes of $14.7 million.
During the nine months ended March 31, 2021, cash flow provided by operating activities consisted of net income and non-cash items amounting to an inflow of $137.5 million and changes in certain assets and liabilities netting to an inflow of $1.7 million. Contributing to the changes in certain assets and liabilities were a decrease in accrued income taxes of $20.9 million, an increase in accounts receivable of $56.5 million and a decrease in accrued pension and postretirement benefits of $21.1 million. Offsetting these cash outflows was a decrease in inventories of $58.1 million, an increase in accounts payable and accrued liabilities of $28.1 million and an increase in other of $14.0 million.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $58.3 million for the nine months ended March 31, 2022, compared to $92.7 million for the prior year period. During the current year period, cash flow used for investing activities primarily included capital expenditures, net of $59.4 million, which consisted primarily of equipment upgrades, partially offset by the $1.0 million in proceeds from the New Castle divestiture.
For the nine months ended March 31, 2021, cash flow used for investing activities included capital expenditures, net of $92.9 million, which consisted primarily of expenditures related to our simplification/modernization initiatives and equipment upgrades.
Cash Flow Used for Financing Activities
Cash flow used for financing activities was $87.8 million for the nine months ended March 31, 2022 compared to $545.5 million in the prior year period. During the current year period, cash flow used for financing activities included $50.5 million in common shares repurchased, $50.1 million of cash dividends paid to Kennametal Shareholders, $7.1 million of a decrease in notes payable and $6.9 million of the effect of employee benefit and stock plans and dividend reinvestment, partially offset by $27.5 million from the borrowings under the Credit Agreement.
For the nine months ended March 31, 2021, cash flow used for financing activities included $490.0 million of a net decrease in the revolving and other lines of credit, the debt refinancing (see Note 10. "Long-Term Debt" for further discussion) and $50.0 million of cash dividends paid to Kennametal Shareholders.

FINANCIAL CONDITION
Working capital was $582.9 million at March 31, 2022, an increase of $15.5 million from $567.4 million at June 30, 2021. The increase in working capital was primarily driven by an increase in inventories of $85.7 million and a decrease in other current liabilities of $24.4 million, partially offset by a decrease in cash and cash equivalents of $54.1 million, an increase in accounts payable of $20.0 million, an increase in borrowings under the Credit Agreement of $20.4 million and an increase in accrued income taxes of $18.9 million. Currency exchange rate effects decreased working capital by a total of approximately $20.1 million, the impact of which is included in the aforementioned changes.
Property, plant and equipment, net decreased $42.9 million from $1,055.1 million at June 30, 2021 to $1,012.3 million at March 31, 2022, primarily due to depreciation expense of $88.0 million and unfavorable currency effects of $14.6 million, partially offset by net capital additions of $59.4 million.
At March 31, 2022, other assets were $604.0 million, a decrease of $1.8 million from $605.8 million at June 30, 2021. The decrease was primarily due to amortization of intangibles of $9.8 million, a decrease in goodwill of $6.3 million due to currency exchange effects, and a decrease in the operating lease right-of-use asset of $4.2 million, partially offset by an increase in other assets of $21.7 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Kennametal Shareholders' equity was $1,320.1 million at March 31, 2022, a decrease of $9.5 million from $1,329.6 million at June 30, 2021. The decrease was primarily due to the repurchase of capital stock of $50.5 million primarily under the share repurchase program that was initiated during fiscal 2022, cash dividends paid to Kennametal Shareholders of $50.1 million, and other comprehensive loss of $22.9 million, partially offset by net income attributable to Kennametal of $102.9 million.

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
Reconciliations of organic sales growth to sales growth are as follows:

Three Months Ended March 31, 2022	Metal Cutting	Infrastructure	Total
Organic sales growth	5%	12%	8%
Foreign currency exchange effect(1)	(5)	(1)	(4)
Business days effect(2)	2	1	2
Sales growth	2%	12%	6%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Nine Months Ended March 31, 2022	Metal Cutting	Infrastructure	Total
Organic sales growth	10%	17%	12%
Foreign currency exchange effect(1)	(1)	—	—
Sales growth	9%	17%	12%
Reconciliations of constant currency end market sales growth (decline) to end market sales growth (decline)(3) are as follows:

Metal Cutting
Three Months Ended March 31, 2022	General engineering	Transportation	Aerospace	Energy
Constant currency end market sales growth (decline)	10%	(7)%	29%	9%
Foreign currency exchange effect(1)	(4)	(4)	(5)	(3)
End market sales growth (decline)(3)	6%	(11)%	24%	6%

Infrastructure
Three Months Ended March 31, 2022	Energy	Earthworks	General engineering
Constant currency end market sales growth	33%	13%	1%
Foreign currency exchange effect(1)	(2)	(2)	(1)
End market sales growth(3)	31%	11%	—%

Total
Three Months Ended March 31, 2022	General engineering	Transportation	Aerospace	Energy	Earthworks
Constant currency end market sales growth (decline)	8%	(7)%	29%	25%	13%
Foreign currency exchange effect(1)	(4)	(4)	(5)	(2)	(2)
End market sales growth (decline)(3)	4%	(11)%	24%	23%	11%

Metal Cutting
Nine Months Ended March 31, 2022	General engineering	Transportation	Aerospace	Energy
Constant currency end market sales growth (decline)	15%	(2)%	24%	5%
Foreign currency exchange effect(1)	(1)	(1)	(1)	1
End market sales growth (decline)(3)	14%	(3)%	23%	6%

Infrastructure
Nine Months Ended March 31, 2022	Energy	Earthworks	General engineering
Constant currency end market sales growth	34%	9%	13%
Foreign currency exchange effect(1)	—	2	—
End market sales growth(3)	34%	11%	13%

Total
Nine Months Ended March 31, 2022	General engineering	Transportation	Aerospace	Energy	Earthworks
Constant currency end market sales growth (decline)	14%	(2)%	24%	24%	9%
Foreign currency exchange effect(1)	—	(1)	(1)	—	2
End market sales growth (decline)(3)	14%	(3)%	23%	24%	11%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reconciliations of constant currency regional sales growth (decline) to reported regional sales growth (decline)(4) are as follows:

	Three Months Ended March 31, 2022			Nine Months Ended March 31, 2022
	Americas	EMEA	Asia Pacific	Americas	EMEA	Asia Pacific
Metal Cutting
Constant currency regional sales growth (decline)	11%	9%	(7)%	14%	12%	(2)%
Foreign currency exchange effect(1)	—	(10)	(1)	1	(4)	2
Regional sales growth (decline)(4)	11%	(1)%	(8)%	15%	8%	—%

Infrastructure
Constant currency regional sales growth	20%	13%	—%	23%	12%	7%
Foreign currency exchange effect(1)	(1)	(7)	1	—	—	3
Regional sales growth(4)	19%	6%	1%	23%	12%	10%

Total
Constant currency regional sales growth (decline)	15%	9%	(4)%	18%	12%	2%
Foreign currency exchange effect(1)	—	(9)	(1)	1	(3)	1
Regional sales growth (decline)(4)	15%	—%	(5)%	19%	9%	3%
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

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at March 31, 2022 that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2022	2,162	$35.34	—	$164,600,000
February 1 through February 28, 2022	280,976	33.37	280,000	155,300,000
March 1 through March 31, 2022	183,261	31.23	180,000	149,700,000
Total	466,399	$32.54	460,000

(1)During the current period, 1,532 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 4,867 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.
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
(4)Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2022 and 2021, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2022 and 2021, (iii) the Condensed Consolidated Balance Sheets at March 31, 2022 and June 30, 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2022 and 2021 and (v) Notes to Condensed Consolidated Financial Statements for the three and nine months ended March 31, 2022 and 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date:	May 4, 2022	By:	/s/ Patrick S. Watson
Patrick S. Watson Vice President Finance and Corporate Controller