Form 10-K
period 2022-06-30
KENNAMETAL INC
filed 2022-08-10
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 31, 2021, the aggregate market value of the registrant’s Capital Stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $1,725,400,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant’s Capital Stock have been deemed affiliates.
As of July 29, 2022, there were 81,338,696 shares of the Registrant’s Capital Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III.

FORWARD-LOOKING INFORMATION
Statements and financial discussion and analysis contained herein and in the documents incorporated by reference herein that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For example, statements about Kennametal's outlook for earnings, sales volumes, cash flow, and capital expenditures for its fiscal year 2023, its expectations regarding future growth and any statements regarding future operating or financial performance or events are forward-looking. We have also included forward-looking statements in this Annual Report on Form 10-K ("Annual Report") concerning, among other things, our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position, and product development. Any forward-looking statements are based on current knowledge, expectations and estimates that involve inherent risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, our actual results could vary materially from our current expectations. There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements. They include: uncertainties related to changes in macroeconomic and/or global conditions, including as a result of increased inflation and Russia's invasion of Ukraine and the resulting sanctions on Russia; uncertainties related to the effects of the ongoing COVID-19 pandemic, including the emergence of more contagious or virulent strains of the virus, its impacts on our business operations, financial results and financial position and on the industries in which we operate and the global economy generally, including as a result of travel restrictions, business and workforce disruptions associated with the pandemic; other economic recession; our ability to achieve all anticipated benefits of restructuring, simplification and modernization initiatives; our foreign operations and international markets, such as currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability, including the conflict in Ukraine; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; potential for future goodwill and other intangible asset impairment charges; our ability to protect and defend our intellectual property; continuity of information technology infrastructure; competition; our ability to retain our management and employees; demands on management resources; availability and cost of the raw materials we use to manufacture our products; product liability claims; integrating acquisitions and achieving the expected savings and synergies; global or regional catastrophic events; demand for and market acceptance of our products; business divestitures; energy costs; commodity prices; labor relations; and implementation of environmental remediation matters. We provide additional information about many of the specific risks we face in the "Risk Factors" section of this Annual Report. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I

ITEM 1 - BUSINESS
OVERVIEW With more than 80 years of materials expertise, Kennametal Inc. (the Company) is a global industrial technology leader, that helps customers across the aerospace, earthworks, energy, general engineering and transportation end markets build their products with precision and efficiency. The Company was founded based on a tungsten carbide technology breakthrough in 1938 and was incorporated in Pennsylvania in 1934 as a manufacturer of tungsten carbide metal cutting tooling. In 1967, it was listed on the New York Stock Exchange (NYSE) with the stock ticker KMT.
The Company's core expertise includes the development and application of tungsten carbides, ceramics, super-hard materials and solutions used in metal cutting and extreme wear applications to keep customers up and running longer against conditions such as corrosion and high temperatures. We bring together material science, technical expertise, innovation and customer service in a way that allows us to anticipate customers' needs and help them overcome problems and achieve their manufacturing objectives.
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
BUSINESS SEGMENT REVIEW Kennametal operates in two segments: Metal Cutting and Infrastructure. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities, the manner in which we organize segments for making operating decisions and assessing performance and the availability of separate financial results. Sales and operating income by segment are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of this Annual Report (MD&A). Additional segment data is provided in Note 21 of our consolidated financial statements set forth in Item 8 of this Annual Report.
METAL CUTTING The Metal Cutting segment develops and manufactures high performance tooling and metal cutting products and services and offers an assortment of standard and custom metal cutting solutions to diverse end markets, including aerospace, general engineering, energy and transportation. The products include milling, hole making, turning, threading and toolmaking systems used in the manufacture of airframes, aero engines, trucks and automobiles, ships and various types of industrial equipment. We leverage advanced manufacturing capabilities in combination with varying levels of customization to solve our customers’ toughest challenges and deliver improved productivity for a wide range of applications. Metal Cutting markets its products under the Kennametal®, WIDIA®, WIDIA Hanita® and WIDIA GTD® brands through its direct sales force, a network of independent and national distributors, integrated supplier channels and digitally. Application engineers and technicians are critical to the sales process and directly assist our customers with specified product design, selection, application and support.
INFRASTRUCTURE Our Infrastructure segment produces engineered tungsten carbide and ceramic components, earth-cutting tools, and advanced metallurgical powders, primarily for the energy, earthworks and general engineering end markets. These wear-resistant products include compacts, nozzles, frac seats and custom components used in oil and gas and petrochemical industries; rod blanks and abrasive water jet nozzles for general industries; earth cutting tools and systems used in underground mining, trenching and foundation drilling and road milling; tungsten carbide powders for the oil and gas, aerospace and process industries; and ceramics used by the packaging industry for metallization of films and papers. We combine deep metallurgical and engineering expertise with advanced manufacturing capabilities, such as 3D printing, to deliver solutions that drive improved productivity for our customers. Infrastructure markets its products primarily under the Kennametal® brand and sells through a direct sales force as well as through distributors.

INTERNATIONAL OPERATIONS During 2022, we generated 60 percent of our consolidated sales in markets outside of the United States of America (U.S.), with principal international operations in Western Europe, China and India. We also operate manufacturing and distribution facilities in Israel, Latin America, South Africa and Vietnam, while serving customers through sales offices, agents and distributors in Europe and other parts of the world. While geographic diversification helps to minimize the sales and earnings effect of demand changes in any one particular region, our international operations are subject to normal risks of doing business globally, including fluctuations in currency exchange rates and changes in social, political and economic environments.
Our international sales and long-lived assets are presented in Note 21 of the Company’s consolidated financial statements, set forth in Item 8 of this Annual Report. Further information about the effects and risks of currency exchange rates are presented in the Quantitative and Qualitative Disclosures About Market Risk section, set forth in Item 7A of this Annual Report.
STRATEGY AND GENERAL DEVELOPMENT OF BUSINESS We continued to make progress on our growth initiatives in the following areas in fiscal 2022.
Growth
•We launched more than 20 new products, including Infrastructure's PCD Roof Tool and Road King Diamond Flex, and Metal Cutting's new 4-flute solid carbide endmill and product line extensions for KOR5 and H1TE.
•We further cemented our position as a technology and commercial leader in tungsten carbide additive manufacturing through the introduction of new powder grades for component production, and strategic industry partnerships to advance tungsten carbide binder jet printing.
Sales in 2022 of $2,012.5 million increased from $1,841.4 million in 2021, reflecting a 9 percent increase of which 11 percent was due to organic sales growth, partially offset by 2 percent from an unfavorable currency exchange effect.
ACQUISITIONS AND DIVESTITURES We continually evaluate new opportunities to expand into new market areas, and to introduce new and/or complementary product offerings into new or existing areas where appropriate. We expect to continue to grow our business and further enhance our market position through the investment opportunities that exist within our core businesses, including potential acquisitions in the near term.
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
RESEARCH AND DEVELOPMENT (R&D) Our R&D efforts focus on delivering innovations to our customers from both new product and process technology development. New product development provides solutions to our customers’ manufacturing challenges and productivity requirements. New process technology is developed and implemented in support of operational excellence to enhance product quality and efficiency at our plant sites. We use a disciplined framework, and have established “stage-gates,” or sequential tests to remove inefficiencies and accelerate commercial success. This framework is designed to accelerate and streamline development into a series of actions and decision points, integrating resource tasks to implement new and enhanced products and process technologies faster. Our stage-gate process ensures a strong linkage between verified customer requirements and corporate strategy, and enables us to gain the full benefits of our investment in development work.
We hold a number of patents and trademarks which, in the aggregate, are material to the operation of our businesses. The duration of our patent protection varies throughout the world by jurisdiction.
SEASONALITY Our business is affected by seasonal variations to varying degrees by summer road construction, traditional summer vacation shutdowns of customers’ plants and holiday shutdowns that affect our sales levels during the first and second quarters of our fiscal year.
BACKLOG Our backlog of standard orders generally is not significant to our operations.

COMPETITION As one of the world’s leading producers of tooling and metal cutting products, specialty wear-resistant components and ceramics, earth cutting tools and advanced metallurgical powders, we maintain a leading competitive position in major markets worldwide. We actively compete in the sale of all our products with several large global competitors and with many smaller niche businesses offering various capabilities to customers around the world. While several of our competitors are divisions of larger corporations, our industry remains largely fragmented, containing several hundred fabricators, toolmakers and niche specialty coating businesses. Many of our competitors operate relatively small facilities, producing a limited selection of tools while buying cemented tungsten carbide components from original producers of cemented tungsten carbide products, including Kennametal. We also supply coated solutions and other engineered wear-resistant products to both larger corporations and smaller niche businesses. Given the fragmentation, opportunities for consolidation exist from both U.S.-based and internationally-based firms, as well as among thousands of industrial supply distributors.
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
We establish and maintain accruals for certain potential environmental obligations. At June 30, 2022 and 2021, the balances of these accruals were $12.5 million and $14.7 million, respectively. These accruals represent anticipated costs associated with the remediation of these issues and are generally not discounted.
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
HUMAN CAPITAL RESOURCES
Employee Profile
We employed 8,732 people, including approximately 8,600 full-time employees, as of June 30, 2022. Approximately 2,900 employees were located in the U.S. and 5,800 were located in other parts of the world, principally Germany, India and China. At June 30, 2022, approximately 2,500 of our employees were represented by labor unions. We consider our labor relations to be generally good.

Diversity and Inclusion
We value diversity in all forms and are fully committed to inclusion in the workplace.
We continue to deploy our strategy and supporting infrastructure to elevate and advance diversity and inclusion (D&I) across our global organization and instill accountability for our performance. The enhanced D&I strategy focuses on four strategic pillars – awareness, acquisition, development and community. To drive action and accountability, each pillar is led by a senior Kennametal executive who is known as an accountability partner and is responsible for developing strategic initiatives in partnership with our People & Culture team.
Our Global Inclusion Council, which consists of cross-functional global leaders, champions the strategic initiatives and provides guidance and support. Four regional inclusion councils covering the Americas, Asia Pacific, EMEA and India execute the strategies and provide a global perspective.
As part of our awareness initiatives in 2022, we continued to enhance the D&I sections of the Company’s intranet and our external website. We expanded our Employee Resource Groups (ERGs) to foster communication and mentorship among diverse groups within the Company, such as the APAC Women’s Club, U.S. Women’s Mentoring, and U.S. Young Professionals groups. Our facilities around the world held events in March 2022 to celebrate International Women’s Day and recognize the achievements of female colleagues and participate in activities and discussions.
The tables below show the percentage of our employees who are women and the percentage of leadership roles at the Company held by women as of the dates indicated.

Number of Employees
	Female		Male
As of June 30	Number	Percent	Number	Percent	Total
2022	1,582	18.1%	7,150	81.9%	8,732
2021	1,485	17.2	7,150	82.8	8,635

Women in Leadership Roles (in percentages)
As of June 30	Board of Directors	Executive	Leadership	Senior Management
2022	22.2%	42.9%	27.3%	12.4%
2021	22.2	42.9	24.0	11.5
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
Our recordable cases and total recordable incident rate (TRIR) decreased 14 percent to 0.32 in 2022 compared to 0.37 in 2021.
In fiscal 2022, we launched an enhanced electronic Environmental, Health and Safety (EHS) Management System, including an extensive list of apps to enable streamlined collection, tracking and dissemination of key data. The apps include incident management, internal corporate EHS verification/audit and self-assessment, action tracking, compliance calendar, inspection tool, job safety analysis, FSI risk assessment, industrial hygiene and sustainability data collection. There are additional apps planned for fiscal 2023 including management of change and document control.
As part of our commitment to continuous improvement of our EHS programs, Kennametal has focused on the creation of new company-wide Global EHS Standards to strengthen our compliance management across the organization. These standards include:
•FSI prevention;
•Contractor safety;
•Powered industrial vehicles;
•Molten metal personal protective equipment (PPE);
•Lock/tag/verify;
•Fall control;

•Machine guarding and robotics safety; and
•Electrical safety.
Along with each standard, we have developed a self-assessment used to evaluate performance and develop action plans needed to meet tier levels aligning with the EHS roadmap. As discussed above, in 2022 we launched a new app as part of our EHS Management System to process electronic self-assessments, which capture each location’s level of compliance and create action plans.
Employee Development and Training
For the Company to grow, our employees must grow and develop continuously. We offer learning and development opportunities for all employees. In 2022, this included training for senior, mid-level and emerging leaders in role- and function-specific skills, such as project management, process improvement and sales effectiveness. We also offered our operational employees technical training through the Kennametal Knowledge Center.
Supporting our learning and development efforts is our OneTeam learning management system. Available in multiple languages, OneTeam offers more than 10,000 online courses in an easy-to-use interface. While this is not the only training delivery platform we use, our employees completed over 4,000 hours of training using this system in 2022.
We also continue to design and deliver development programs, focusing on the following:
•Individual development;
•Leadership development;
•Business- and operations-focused content;
•Sales-focused content; and
•Diversity and inclusion content.
Employee Engagement
As a follow up to the June 2021 employee engagement survey, targeted action plans were put in place focusing on one or two important team engagement goals. We conducted three short pulses during 2022 to check on progress. We then conducted another employee engagement survey that was launched in May 2022. With a response rate of 75 percent, the May 2022 survey indicated that we continue to make progress in employee engagement, with an increased average engagement score of 68, while our percent favorable increased to 63 percent.
AVAILABLE INFORMATION Our internet address is www.kennametal.com. On the SEC Filings page of our Website, which is accessible under the "About Us" tab, under Investor Relations and then the "Financials" tab, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): our annual reports on Form 10-K, our annual proxy statements, our annual conflict minerals disclosure and reports on Form SD, our annual reports on Form 11-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC Filings page of our Website also includes Forms 3, 4 and 5 filed pursuant to Section 16(a) of the Exchange Act. All filings posted on our SEC Filings page are available to be viewed on our Website free of charge. On the Corporate Governance page of our Website, which is accessible under the "About Us" tab, under Investor Relations, we post the following charters and guidelines: Audit Committee Charter, Compensation Committee Charter, Nominating/Corporate Governance Committee Charter, Kennametal Inc. Corporate Governance Guidelines and Kennametal Inc. Stock Ownership Guidelines. On the Ethics and Compliance page of our Website, which is under the "About Us" tab, we post our Code of Conduct. All charters and guidelines posted on our Website are available to be viewed free of charge. Information contained on our Website is not part of this Annual Report or our other filings with the SEC. Copies of this Annual Report and those items disclosed on the Corporate Governance and Ethics and Compliance pages of our Website are available without charge upon written request to: Investor Relations, Kennametal Inc., 525 William Penn Place, Suite 3300, Pittsburgh, Pennsylvania 15219-2706. The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, including Kennametal that file electronically with the SEC.

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
Global Operational Risks:
Russia’s invasion of Ukraine, the sanctions and actions taken against Russia and Russia's response to such actions could adversely affect our business. While our sales in Russia and Ukraine are not material to our overall business, the Russian invasion of Ukraine and the resulting sanctions and actions taken against Russia by the United States, the United Kingdom, the European Union, Switzerland and others have restricted our ability to sell certain products in Russia and Ukraine. It is also unclear what actions Russia may take in responding to these sanctions and actions. A significant escalation or expansion of the conflict beyond its current geographic, political and economic scope and scale could have a material adverse effect on our business, results of operations and financial condition and could exacerbate other risks. Such risks include, but are not limited to: an energy shortage in Europe as Russia has begun to limit natural gas and other supplies into Europe, an increase in the frequency and severity of the cybersecurity threats we and various third parties with whom we do business experience, unfavorable changes in exchange rates, further shortages, delivery delays and price inflation in a wide variety of raw materials and components, widespread reductions in customer demand and increased logistical challenges. In 2022, the Company ceased operations in Russia and subsequently decided to liquidate its legal entity in Russia.
Public health threats or outbreaks of communicable diseases could have a material adverse effect on our operations and financial results. We face risks related to public health threats or outbreaks of communicable diseases. A widespread healthcare crisis, such as an outbreak of a communicable disease could adversely affect the global economy and our business, our suppliers and our customers’ ability to conduct business for an indefinite period of time. For example, the ongoing global Coronavirus Disease 2019 (COVID-19) pandemic has negatively affected the global economy, disrupted financial markets and international trade and significantly affected global supply chains since its emergence in 2019, all of which have and may continue to have an effect on the Company and our end markets. The extent to which the COVID-19 pandemic may affect our business, operating results, financial condition, or liquidity in the future will depend on future developments, including the duration of the pandemic, the emergence of more contagious or virulent strains of the virus, travel restrictions, business and workforce disruptions, the availability, uptake and efficacy of vaccines, and the effectiveness of actions taken to contain and treat the disease. It is not possible to accurately predict with any degree of certainty the impact COVID-19 will have on our operations going forward and it could have a material adverse effect on our results of operations, financial condition, and liquidity. In particular, the continued spread of COVID-19 and any existing or future variants and efforts to contain them may:
•continue to affect customer demand across our end markets and geographical regions;
•affect our ability to conduct business in certain jurisdictions in which we operate where nationwide, regional or local lockdowns are currently implemented or may be implemented in the future;
•cause us to experience an increase in costs related to the emergency measures we have taken, delayed payments from customers and uncollectible accounts;
•cause delays and disruptions in our supply chain resulting in disruptions in the commencement dates of certain planned projects;
•affect the availability of qualified personnel;
•affect our ability to fund operations and maintain covenant compliance;
•affect our access to financial markets;
•affect our ability to accurately forecast; and
•cause other unpredictable events.

Downturns in the business cycle could adversely affect our sales and profitability. Our business has historically been cyclical and subject to significant effect from economic downturns. Global economic downturns coupled with global financial and credit market disruptions have had a negative effect on our sales and profitability historically. These events could contribute to weak end markets, a sharp drop in demand for our products and services, higher energy costs and commodity prices, and higher costs of borrowing and/or diminished credit availability. Although we believe that the long-term prospects for our business remain positive, we are unable to predict the future course of industry variables or the strength and pace or sustainability of economic development.
Our international operations pose certain risks that may adversely affect sales and earnings. We have manufacturing operations and assets located outside of the U.S., including but not limited to those in Western Europe, Brazil, Canada, China, India, Israel, South Africa and Vietnam. We also sell our products to customers and distributors located outside of the U.S. During the year ended June 30, 2022, 60 percent of our consolidated sales were derived from non-U.S. markets. These international operations are subject to a number of special risks, in addition to the risks that affect our domestic operations, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, exchange controls, regional economic uncertainty, overlap of different tax regimens, differing (and possibly more stringent) labor regulations, labor unrest, risk of governmental expropriation, domestic and foreign customs and tariffs, current and changing regulatory environments (including, but not limited to, the risks associated with the importation and exportation of products and raw materials), risk of failure of our foreign employees to comply with both U.S. and foreign laws, including antitrust laws, trade regulations and the Foreign Corrupt Practices Act, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, social and political instability and unrest and risks of increased taxes and/or adverse tax consequences. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. To the extent we are unable to effectively manage our international operations and these risks, our international sales may be adversely affected, we may be subject to additional and unanticipated costs, and we may be subject to litigation or regulatory action. As a consequence, our business, financial condition and results of operations could be seriously harmed.
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
Climate change and resulting legal or regulatory responses. There is growing concern that a gradual increase in global average temperatures may cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Such climate change may impair our production capabilities, disrupt our supply chain or impact demand for our products. Growing concern over climate change also may result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. Increased energy or compliance costs and expenses as a result of increased legal or regulatory requirements may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our products. The impacts of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations.
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
Business Strategy Risks:
Our restructuring efforts may not have the intended effects. From time to time, we implement restructuring and other actions to reduce structural costs, improve operational efficiency and position the Company for long-term profitable growth. However, there is no assurance that these efforts, or that any other actions that we have taken or may take in the future, will be sufficient to counter any future economic or industry disruptions. We cannot provide assurance that we will not incur future restructuring charges or impairment charges, or that we will achieve all of the anticipated benefits from the restructuring actions we have taken or plan to take in the future.

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
Impairment of goodwill and other intangible assets with indefinite lives could result in a negative effect on our financial condition and results of operations. At June 30, 2022, goodwill and other indefinite-lived intangible assets totaled $274.6 million, or 11 percent of our total assets. Goodwill results from acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. We assess at least annually whether there has been impairment in the value of our goodwill and indefinite-lived intangible asset. If future operating performance at our Metal Cutting reporting unit were to fall significantly below current levels, we could record, under current applicable accounting rules, a non-cash impairment charge for goodwill. Any determination requiring the impairment of a significant portion of goodwill or other intangible assets would negatively affect our financial condition and results of operations.
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
Cybersecurity Risks:
Failure of, or a breach in security of, our information technology systems could adversely affect our business. We rely on information technology infrastructure (both on-premises and third-party managed) to achieve our business objectives. Despite security measures taken by us, our information technology systems may be vulnerable to computer viruses or attacks by hackers or breached due to employee error, supplier error, programming errors, malfeasance or other disruptions. Any disruption of our infrastructure could negatively affect our ability to record or process orders, manufacture and ship in a timely manner, or otherwise carry on business in the normal course. Any disruption could cause us to lose customers or revenue and could require us to incur significant expense to remediate. Increased global information technology threats, vulnerabilities, and a rise in sophisticated and targeted international computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Any such breach in security could expose the Company and its employees, customers and suppliers to risks of misuse of confidential information, manipulation and destruction of data, production downtimes, litigation and operational disruptions, which in turn could adversely affect the Company's reputation, competitive position, business or results of operations.

In addition, we could be subject to liability if confidential information relating to customers, employees, vendors and the extended supply chain or other parties is misappropriated from our computer system. We cannot assure that our ongoing focus on system improvements will be sufficient to prevent or limit the damage from any cyber attack or network disruption. We do not believe we have been the target of a material successful cyber attack.
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
Capital and Credit-Related Risks:
Restrictions contained in our revolving credit facility and other debt agreements may limit our ability to incur additional indebtedness. Our existing revolving credit facility and other debt agreements (each a “Debt Facility” and collectively, “Debt Facilities”) contain restrictive covenants, including restrictions on our ability to incur indebtedness. These restrictions could limit our ability to effectuate future acquisitions, limit our ability to pay dividends, limit our ability to make capital expenditures or restrict our financial flexibility. Our revolving credit facility contains covenants requiring us to achieve certain financial and operating results and maintain compliance with a specified financial ratio. Our ability to meet the financial covenant or requirements in our revolving credit facility may be affected by events beyond our control, and we may not be able to satisfy such covenants and requirements. A breach of these covenants or our inability to comply with the financial ratio, tests or other restrictions contained in a Debt Facility could result in an event of default under one or more of our other Debt Facilities. Upon the occurrence of an event of default under a Debt Facility, and the expiration of any grace periods, the lenders could elect to declare all amounts outstanding under one or more of our other Debt Facilities, together with accrued interest, to be immediately due and payable. If this were to occur, our assets may not be sufficient to fully repay the amounts due under our Debt Facilities or our other indebtedness.

ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 2 – PROPERTIES
Our principal executive offices are located at 525 William Penn Place, Suite 3300, Pittsburgh, Pennsylvania, 15219. We also have corporate offices in Neuhausen, Switzerland, Bangalore, India and Singapore. Our technology center is located at 1600 Technology Way, P.O. Box 231, Latrobe, Pennsylvania, 15650. A summary of our principal manufacturing facilities and other materially important properties is as follows:

Primary Segment
Location	Owned/Leased	Principal Products	MC(1)	INF(2)
United States:
Gurley, Alabama	Owned	Metallurgical Powders		X
Huntsville, Alabama	Owned	Metallurgical Powders		X
Rogers, Arkansas	Owned/Leased	Carbide Products, Pelletizing Die Plates and Downhole Drilling Carbide Components		X
Goshen, Indiana	Leased	Powders; Welding Rods, Wires and Machines		X
New Albany, Indiana	Leased	High Wear Coating for Steel Parts		X
Greenfield, Massachusetts	Owned	High-Speed Steel Taps	X

Primary Segment
Location	Owned/Leased	Principal Products	MC(1)	INF(2)
Traverse City, Michigan	Owned	Wear Parts		X
Fallon, Nevada	Owned	Metallurgical Powders		X
Asheboro, North Carolina	Owned	Carbide Round Tools	X
Henderson, North Carolina	Owned	Metallurgical Powders		X
Roanoke Rapids, North Carolina	Owned	Metal Cutting Inserts	X
Cleveland, Ohio	Leased	Distribution	X
Orwell, Ohio	Owned	Metal Cutting Inserts	X
Solon, Ohio	Owned	Metal Cutting Toolholders	X
Whitehouse, Ohio	Owned/Leased	Metal Cutting Inserts and Round Tools	X
Bedford, Pennsylvania	Owned/Leased	Mining and Construction Tools, Wear Parts and Distribution		X
La Vergne, Tennessee	Owned	Metal Cutting Inserts	X
New Market, Virginia	Owned	Metal Cutting Toolholders	X
International:
La Paz, Bolivia	Owned	Tungsten Concentrate		X
Indaiatuba, Brazil	Leased	Metal Cutting Carbide Drills and Toolholders	X
Belleville, Canada	Owned	Casting Components, Coatings and Powder Metallurgy Components		X
Victoria, Canada	Owned	Wear Parts		X
Fengpu, China	Owned	Intermetallic Composite Ceramic Powders and Parts		X
Shanghai, China	Owned	Powders, Welding Rods and Wires and Cast Components		X
Shanghai, China	Leased	Distribution	X
Tianjin, China	Owned	Metal Cutting Inserts, Carbide Round Tools and Metallurgical Powders	X	X
Xuzhou, China	Leased	Mining Tools		X
Ebermannstadt, Germany	Owned	Metal Cutting Inserts	X
Essen, Germany	Owned/Leased	Metal Cutting Inserts	X
Königsee, Germany	Leased	Metal Cutting Carbide Drills	X
Mistelgau, Germany	Owned	Wear Parts and Metallurgical Powders		X
Nabburg, Germany	Owned	Metal Cutting Toolholders and Metal Cutting Round Tools, Drills and Mills	X
Schongau, Germany	Owned	Ceramic Vaporizer Boats		X
Vohenstrauss, Germany	Owned	Metal Cutting Carbide Drills	X
Bangalore, India	Owned	Metal Cutting Inserts, Toolholders and Wear Parts	X	X
Shlomi, Israel	Owned	High-Speed Steel and Carbide Round Tools	X
Zory, Poland	Leased	Metal Cutting Carbide Drills	X
Boksburg, South Africa	Leased	Mining and Construction Conicals		X
Barcelona, Spain	Leased	Metal Cutting Tools	X
Kingswinford, United Kingdom	Leased	Distribution	X
Newport, United Kingdom	Owned	Intermetallic Composite Powders		X
Hanoi, Vietnam	Owned/Leased	Carbide and PCD Round Tools	X
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

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our capital stock is traded on the New York Stock Exchange under the symbol "KMT." The number of shareholders of record as of July 29, 2022 was 1,333.
The information incorporated by reference into Part III, Item 12 of this Annual Report from our 2022 Proxy Statement under the heading “Equity Compensation Plans – Equity Compensation Plan Information” is hereby incorporated by reference into this Item 5.
PERFORMANCE GRAPH
The following graph compares cumulative total shareholder return on our capital stock with the cumulative total shareholder return on the common stock of the companies in the Standard & Poor’s Mid-Cap 400 Market Index (S&P Midcap 400), the Standard & Poor’s 400 Capital Goods (S&P 400 Capital Goods), the Standard & Poor's Global 1200 Industrials Index (S&P Global 1200 Industrials) and the peer group of companies determined by us (Peer Group) for the period from June 30, 2017 to June 30, 2022.
The Peer Group consists of the following companies: Altra Industrial Motion Corp.; Barnes Group Inc.; Crane Co.; Curtiss-Wright Corporation; Enovis Corp.; EnPro Industries, Inc.; Flowserve Corporation; Graco Inc.; ITT Inc.; Lincoln Electric Holdings, Inc.; Nordson Corporation; Simpson Manufacturing Co., Inc.; SPX Corporation; The Timken Company; Watts Water Technologies, Inc.; Woodward, Inc.; and Zurn Water Solutions Corporation.

Assumes $100 Invested on July 1, 2017 and All Dividends Reinvested

	2017	2018	2019	2020	2021	2022
Kennametal	$100.00	$97.90	$103.08	$82.25	$105.29	$69.76
Peer Group Index	100.00	108.92	122.08	111.17	169.45	137.00
S&P Composite 1500 Index	100.00	114.50	125.16	132.77	188.70	167.91
S&P Midcap 400	100.00	113.50	115.05	107.35	164.49	140.41
S&P 400 Capital Goods	100.00	110.74	124.01	116.34	189.71	155.47
S&P Global 1200 Industrials	100.00	106.73	113.97	105.78	154.66	127.45

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2022	142	$28.21	—	$149,700,000
May 1 through May 31, 2022	676,647	26.29	672,333	132,000,000
June 1 through June 30, 2022	639,385	27.09	638,580	114,700,000
Total	1,316,174	$26.68	1,310,913
(1)During the current period, 1,786 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period, employees delivered 3,475 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.
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
Our sales of $2,012.5 million for the year ended June 30, 2022 increased 9 percent year-over-year, reflecting 11 percent organic sales growth, partially offset by a 2 percent unfavorable currency exchange effect.
Operating income was $218.1 million in 2022 compared to $102.2 million in the prior year. The increase in operating income was due primarily to organic sales growth, restructuring and related charges of $4 million compared to $40 million in the prior year, favorable pricing in excess of raw material costs, lower incentive compensation costs, favorable product mix and approximately $14 million of incremental simplification/modernization benefits, partially offset by higher raw material costs of approximately $49 million, certain manufacturing inefficiencies including higher depreciation and approximately $25 million due to the restoration of salaries and other cost-control measures that were taken in the prior year. Operating margin in 2022 was 10.8 percent compared to 5.5 percent in the prior year. In 2022, the Metal Cutting and Infrastructure segments had operating margins of 9.9 percent and 12.6 percent, respectively.
In July 2021, the Board of Directors of the Company approved a share repurchase program authorizing the Company to purchase up to $200 million of the Company's common stock over a three-year period. During 2022, the Company repurchased a total of 2.7 million shares of common stock for $85 million.
On March 11, 2020, the World Health Organization declared the Coronavirus Disease 2019 (COVID-19) a pandemic bringing significant uncertainty in our end markets and operations. Since then, national, regional and local governments have taken steps at various times during the course of the continuing pandemic to limit the spread of the virus through stay-at-home, social distancing, and various other orders and guidelines. Although some jurisdictions have relaxed these measures, particularly as more and more people are vaccinated, others have not or have reinstated them at times when COVID-19 cases are surging or new variants emerge. The imposition of these measures, including the lockdowns in China, has created significant operating constraints on our business. Throughout the pandemic we have deployed safety protocols and processes to keep our employees safe while continuing to serve our customers, based on the guidance provided by the U.S. Centers for Disease Control and other relevant authorities. Late in the March quarter of 2022, our manufacturing and distribution operations in Shanghai were affected by COVID-19 lockdowns and have since reopened. The extent to which the ongoing COVID-19 pandemic may continue to affect our business, operating results or financial condition in the future will depend on a number of factors, including the duration and spread of the pandemic, the emergence and spread of more contagious or virulent strains of the virus, travel restrictions, business and workforce disruptions associated with the pandemic, including the availability of critical materials and resources, the success of preventative measures to contain or mitigate the spread of the virus and emerging variants, and the effectiveness of the distribution and acceptance of COVID-19 vaccines.

Russia's invasion of Ukraine in February 2022 has resulted in the imposition of economic sanctions on Russia by the United States, Canada, the European Union and other countries. We are monitoring and evaluating the broader economic impact, including the sanctions imposed, the potential for additional sanctions and any responses from Russia, including limiting the supply of natural gas and other resources to Europe, which could directly affect the Company's operations, business partners, customers or supply chain. To date, the conflict between Russia and Ukraine has not had a material impact on the Company's financial condition or results of operations. During the March quarter of 2022, the Company ceased operations in Russia and subsequently decided to liquidate its legal entity in Russia. Total charges of $2.7 million were recorded in 2022 related to liquidation activities, the expected risk of loss related to accounts receivables and the impairment of inventory associated with the Company's Russian and Ukrainian operations.
The Company's cost structure benefited from its simplification/modernization initiative including the FY21 Restructuring Actions which have resulted in annualized savings of $71.0 million and pre-tax charges of $86.4 million inception to date. We recorded $4.2 million of pre-tax restructuring and related charges in 2022.
We reported earnings per diluted share (EPS) of $1.72 for 2022. EPS for the year was unfavorably affected by restructuring and related charges of $0.03 per share and charges related to Russian and Ukrainian operations of $0.03 per share. EPS in the prior year of $0.65 was unfavorably affected by restructuring and related charges of $0.40 per share, the effects from the early extinguishment of debt of $0.08 per share and the partial annuitization of the Canadian pension plans of $0.02 per share, partially offset by a discrete tax benefit of $0.11 per share.
We generated cash flow from operating activities of $181.4 million in 2022 compared to $235.7 million during the prior year. Capital expenditures were $96.9 million and $127.3 million during 2022 and 2021, respectively. During 2022, the Company returned a total of $152 million to the shareholders through $85.4 million in share repurchases under the three-year share repurchase program and $66.6 million in dividends. In 2021, the Company returned $66.7 million to shareholders through dividends.
For a discussion related to the results of operations, changes in financial condition and liquidity and capital resources for fiscal 2020 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2021 Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission on August 10, 2021.

RESULTS OF CONTINUING OPERATIONS
SALES Sales in 2022 were $2,012.5 million, a 9 percent increase from $1,841.4 million in 2021. The increase was primarily due to organic sales growth of 11 percent, partially offset by a 2 percent unfavorable currency exchange effect.
Our sales growth (decline) by end market and region are as follows:

	2022
(in percentages)	As Reported	Constant Currency
End market sales growth (decline):
Aerospace	21%	23%
Energy	19	20
General engineering	10	12
Earthworks	10	9
Transportation	(3)	(1)
Regional sales growth:
Americas	16%	16%
Europe, the Middle East and Africa (EMEA)	5	10
Asia Pacific	2	2

GROSS PROFIT Gross profit increased $95.5 million to $648.0 million in 2022 from $552.5 million in 2021. The increase was primarily due to organic sales growth, favorable pricing in excess of raw material costs, favorable product mix, incremental simplification/modernization benefits of approximately $11 million and restructuring-related charges included in cost of goods sold of $6 million compared to $11 million in the prior year, partially offset by higher raw material costs of approximately $49 million, certain manufacturing inefficiencies including higher depreciation, and the restoration of salaries and other cost control measures that were taken in the prior year. The gross profit margin for 2022 was 32.2 percent compared to 30.0 percent in 2021.
OPERATING EXPENSE Operating expense in 2022 was $419.1 million, an increase of $11.8 million, or 2.9 percent, from $407.2 million in 2021. The increase was primarily due to the restoration of previously reduced salaries and other cost-control measures that were taken in the prior year, partially offset by lower incentive compensation costs in 2022.
We invested further in technology and innovation to continue delivering high quality products to our customers. Research and development expenses included in operating expense totaled $42.1 million and $39.5 million for 2022 and 2021, respectively.
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
Total restructuring and related charges since inception of $86.4 million, compared to a target of approximately $85 million, were recorded for this program through June 30, 2022, consisting of: $78.1 million in Metal Cutting and $8.3 million in Infrastructure. Inception to date, we have achieved annualized savings of approximately $71 million. The FY21 Restructuring Actions are considered substantially complete.
Annual Restructuring Charges
During 2022, we recorded restructuring and related charges of $4.2 million, which consisted of $3.6 million in Metal Cutting and $0.6 million in Infrastructure. Of this amount, a net benefit from the reversal of restructuring charges totaled $1.2 million and restructuring-related charges of $5.5 million were included in cost of goods sold.
During 2021, we recorded restructuring and related charges of $40.4 million, which consisted of $35.6 million in Metal Cutting and $4.8 million in Infrastructure. Of this amount, restructuring charges totaled $29.6 million, of which $0.5 million was related to inventory and was recorded in cost of goods sold. Restructuring-related charges of $10.8 million were included in cost of goods sold.
GAIN ON DIVESTITURE During the year ended June 30, 2020, we completed the sale of certain assets of the non-core specialty alloys and metals business within the Infrastructure segment located in New Castle, Pennsylvania to Advanced Metallurgical Group N.V. for an aggregate price of $24.0 million.
The net book value of these assets at closing was $29.5 million, and the pre-tax loss on divestiture recognized during the year ended June 30, 2020 was $6.5 million. Transaction proceeds were primarily used for capital expenditures related to our simplification/modernization efforts. During the year ended June 30, 2022, we recorded a pre-tax gain of $1.0 million on the New Castle divestiture due to proceeds held in escrow until November 2021.
AMORTIZATION OF INTANGIBLES Amortization expense was $13.0 million and $14.0 million in 2022 and 2021, respectively.
INTEREST EXPENSE Interest expense in 2022 was $25.9 million, a decrease of $20.5 million, compared to $46.4 million in 2021. The decrease was primarily due to the early extinguishment of the $300.0 million of 3.875 percent Senior Unsecured Notes due 2022 (the 2022 Senior Notes) in the prior period, which includes a make-whole premium of $9.6 million and the acceleration of a loss in the amount of $2.6 million from other comprehensive loss related to forward starting interest rate contracts that were used to hedge the interest payments of the 2022 Senior Notes, as well as achieving a lower interest rate with the $300.0 million of 2.800 percent Senior Unsecured Notes due 2031 (the 2031 Senior Notes). See Note 11 "Long-Term Debt" in the consolidated financial statements for further details. The portion of our debt subject to variable rates of interest was 3 percent at June 30, 2022 and less than 1 percent at June 30, 2021. There were $19.0 million of borrowings outstanding under the Credit Agreement as of June 30, 2022.
OTHER INCOME, NET In 2022, other income, net was $14.5 million, an increase of $5.6 million from $8.9 million in 2021. The increase was primarily due to higher net periodic pension income and a foreign currency effect of $0.8 million in 2022.

INCOME TAXES The effective tax rate for 2022 was 27.3 percent compared to 9.7 percent for 2021. The year-over-year change in the effective tax rate is primarily due to higher pretax income in the current year, non-recurring adjustments in the prior year including (i) a tax benefit from a provision to return adjustment related to our fiscal 2020 U.S. income tax return that included an election pursuant to Global Intangible Low-Taxed Income (GILTI) tax regulations issued during fiscal 2021, (ii) a tax benefit from the recognition of a stranded deferred tax balance in accumulated other comprehensive loss associated with the forward starting interest rate swaps that were terminated during fiscal 2021, and (iii) a tax charge related to enacted tax rate changes in the U.K., and geographical mix.
As of June 30, 2022, we have $25.9 million of U.S. net deferred tax assets. Within this amount is $46.2 million related to net operating loss, tax credit, and other carryforwards that can be used to offset future U.S. taxable income. Certain of these carryforwards will expire if they are not used within a specified timeframe. At this time, we consider it more likely than not that we will have sufficient U.S. taxable income in the future that will allow us to realize these net deferred tax assets. However, it is possible that some or all of these tax attributes could ultimately expire unused. Therefore, if we are unable to generate sufficient U.S. taxable income from our operations, a valuation allowance to reduce the U.S. net deferred tax assets may be required, which would materially increase income tax expense in the period in which the valuation allowance is recorded.
In 2012, we received an assessment from the Italian tax authority that denied certain tax deductions primarily related to our 2008 tax return. Attempts at negotiating a reasonable settlement with the tax authority were unsuccessful; and as a result, we decided to litigate the matter. While the outcome of the litigation is still pending, the tax authority served notice in the September quarter of fiscal 2020 requiring payment in the amount of €36.0 million. Accordingly, we requested and were granted a stay and are not currently required to make a payment in connection with this assessment. We continue to believe that the assessment is baseless and accordingly, no income tax liability has been recorded in connection with this assessment in any period. However, if the Italian tax authority were to be successful in litigation, settlement of the amount alleged by the Italian tax authority would result in an increase to income tax expense for as much as €36.6 million, or $38.0 million, of which penalties and interest is €21.8 million, or $22.7 million.
NET INCOME ATTRIBUTABLE TO KENNAMETAL Net income attributable to Kennametal was $144.6 million, or $1.72 of earnings per diluted share (EPS) in 2022, compared to $54.4 million, or EPS of $0.65 in 2021. The increase is a result of the factors previously discussed.

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
Our sales and operating income by segment are as follows:

(in thousands)	2022	2021
Sales:
Metal Cutting	$1,227,273	$1,150,746
Infrastructure	785,183	690,695
Total sales	$2,012,456	$1,841,441
Operating income:
Metal Cutting	$121,386	$45,855
Infrastructure	98,871	59,461
Corporate	(2,117)	(3,148)
Total operating income	218,140	102,168
Interest expense	25,914	46,375
Other income, net	(14,507)	(8,867)
Income before income taxes	$206,733	$64,660

METAL CUTTING

(in thousands)	2022	2021
Sales	$1,227,273	$1,150,746
Operating income	121,386	45,855
Operating margin	9.9%	4.0%

(in percentages)	2022
Organic sales growth	9%
Foreign currency exchange effect	(2)
Sales growth	7%

	2022
(in percentages)	As Reported	Constant Currency
End market sales growth (decline):
Aerospace	21%	23%
General engineering	10	13
Energy	5	6
Transportation	(3)	(1)
Regional sales growth (decline):
Americas	14%	14%
EMEA	4	10
Asia Pacific	(2)	(2)
In 2022, Metal Cutting sales of $1,227.3 million increased by $76.5 million, or 7 percent, from 2021. Aerospace end market sales increased in all regions as global travel levels and airplane manufacturing continue to recover, despite increasing supply chain issues on certain components. Energy sales increased in the Americas and EMEA as oil and gas drilling and power generation improved as countries develop alternative supply chains in response to the Russia sanctions, partially offset by declines in Asia Pacific and the impact of COVID-19 lockdowns. Sales in our general engineering end market increased in all regions, as manufacturing activity continues to recover from the COVID-19 pandemic and strong underlying demand continues, though inflation and supply chain challenges mitigated growth. Transportation end market sales increased in the Americas due to improved automotive manufacturing levels and continued strong underlying demand. The increase was more than offset by declines in EMEA and Asia Pacific driven by ongoing supply chain challenges accelerated by Russia's conflict in Ukraine and COVID-19 lockdowns in China. On a regional basis, the sales increase in the Americas was driven by increases in all end markets supported by the easing of COVID-19 restrictions and strong underlying demand. The sales increase in EMEA was driven by the general engineering, aerospace, and energy end markets, partially offset by a decline in the transportation end market. The sales decrease in Asia Pacific was driven by declines in the energy and transportation end markets, partially offset by an increase in sales in the general engineering and aerospace end markets.
In 2022, Metal Cutting operating income was $121.4 million, a $75.5 million increase from 2021. The primary drivers for the increase were organic sales growth, favorable pricing in excess of raw material costs, restructuring and related charges of $4 million compared to $34 million in the prior year, incremental simplification/modernization benefits of approximately $12 million, lower incentive compensation costs and favorable product mix. These benefits were partially offset by certain manufacturing inefficiencies including higher depreciation, the restoration of salaries and other cost-control measures of approximately $19 million that were taken in the prior year and higher raw material costs of approximately $9 million.
INFRASTRUCTURE

(in thousands)	2022	2021
Sales	$785,183	$690,695
Operating income	98,871	59,461
Operating margin	12.6%	8.6%

(in percentages)	2022
Organic sales growth	14%
Foreign currency exchange effect	—
Sales growth	14%

	2022
(in percentages)	As Reported	Constant Currency
End market sales growth:
Energy	27%	27%
Earthworks	10	9
General engineering	9	10
Regional sales growth:
Americas	18%	18%
Asia Pacific	9	7
EMEA	7	10
In 2022, Infrastructure sales of $785.2 million increased by $94.5 million, or 14 percent, from 2021. Energy end market sales increased as U.S. oil and gas contributed to the year-over-year increase and as land rig counts continue to increase. Earthworks end market sales increased primarily due to growth in underground and surface mining. General engineering end market sales increased driven primarily by strong demand across all regions. On a regional basis, the sales increase in the Americas was driven by growth primarily in the energy and earthworks end markets, and to a lesser extent the general engineering end market. The sales increase in EMEA was primarily driven by the general engineering and earthworks end market. The sales increase in Asia Pacific was driven by growth in all end markets.
In 2022, Infrastructure operating income was $98.9 million, a $39.4 million increase from 2021. The primary drivers for the increase were organic sales growth, favorable pricing in excess of raw material costs, favorable product mix and restructuring and related charges of $1 million compared to $5 million in the prior year. These benefits were partially offset by higher raw material costs of approximately $41 million, the restoration of salaries and other cost-control measures of approximately $5 million taken in the prior year and certain manufacturing inefficiencies including higher depreciation.
CORPORATE

(in thousands)	2022	2021
Corporate expense	$(2,117)	$(3,148)
In 2022, Corporate expense decreased $1.0 million from 2021.

LIQUIDITY AND CAPITAL RESOURCES Cash flow from operations is the primary source of funding for working capital requirements, reinvesting in our business through capital expenditures and returning value to shareholders through dividends and share repurchases. During the year ended June 30, 2022, cash flow provided by operating activities was $181.4 million.
Credit Agreement During fiscal 2022, we entered into the Sixth Amended and Restated Credit Agreement dated as of June 14, 2022 (the Credit Agreement). The Credit Agreement is a five-year, multi-currency, revolving credit facility, which we use to augment cash from operations and as an additional source of funds. The Credit Agreement provides for revolving credit loans of up to $700.0 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement allows for borrowings in U.S. dollars, euros, Canadian dollars, pounds sterling and Japanese yen. Interest payable under the Credit Agreement is based upon the type of borrowing under the facility and may be (1) Euro Interbank Offered Rate (EURIBOR), Sterling Overnight Index Average (SONIA), Tokyo Interbank Offered Rate (TIBOR), Secured Overnight Financing Rate (SOFR), and Canadian Dollar Offered Rate (CDOR) for any borrowings in euros, pounds sterling, yen, U.S. dollars, and Canadian dollars, respectively, plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The Credit Agreement matures in June 2027.
The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including one financial covenant: a maximum leverage ratio where debt, net of domestic cash in excess of $25 million and sixty percent of the unrestricted cash held outside of the United States, must be less than or equal to 3.75 times trailing twelve months EBITDA, adjusted for certain non-cash expenses.

As of June 30, 2022, we were in compliance with all covenants of the Credit Agreement and we had $19.0 million of borrowings outstanding and $681.0 million of availability. There were no borrowings outstanding as of June 30, 2021.
Borrowings on other lines of credit and notes payable were $2.2 million and $8.4 million at June 30, 2022 and 2021, respectively. The lines of credit represented short-term borrowings under credit lines with commercial banks in the various countries in which we operate. The availability of the credit lines, translated into U.S. dollars at June 30, 2022 exchange rates, totaled $60.7 million.
For the year ended June 30, 2022, average daily borrowings outstanding under the Credit Agreement were approximately $24.0 million. The weighted average interest rate on borrowings under the Credit Agreement was 1.4 percent for the year ended June 30, 2022.
Based upon our debt structure at June 30, 2022, 3 percent of our debt was exposed to variable rates of interest. At June 30, 2021, less than 1 percent was exposed to variable rates of interest.
We consider the majority of the $1.5 billion unremitted earnings of our non-U.S. subsidiaries to be permanently reinvested. With regard to these unremitted earnings, we have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested earnings is not practicable due to our legal entity structure and the complexity of U.S. and local tax laws. With regard to the small portion of unremitted earnings that are not indefinitely reinvested, we maintain a deferred tax liability for foreign withholding and U.S. state income taxes. The deferred tax liability associated with unremitted earnings of our non-U.S. subsidiaries not permanently reinvested is $7.2 million as of June 30, 2022.
At June 30, 2022, we had cash and cash equivalents of $85.6 million. Total Kennametal Shareholders’ equity was $1,252.6 million and total debt was $615.6 million. Our current senior credit ratings are considered investment grade. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.
Cash generated from operations is expected to meet our planned capital expenditures of approximately $100 million to $120 million and expected dividend payments of approximately $67 million in fiscal 2023. There can be no assurance, however, that we will generate cash from operations in line with our expectations, or that these projections will remain constant throughout fiscal 2023. If cash generated from operations is not sufficient to support these activities, we may be required to use existing cash and cash equivalents, reduce capital expenditures or borrow under the Credit Agreement. We believe that our cash and cash equivalents, cash flow from operations, and available borrowings are sufficient to meet both the short-term and long-term capital needs of the Company.
The following is a summary of our contractual obligations and other commercial commitments as of June 30, 2022:

Contractual Obligations (in thousands)		Total	2023	2024-2025	2026-2027	Thereafter
Long-term debt, including current maturities	(1)	$758,578	$22,275	$44,550	$44,550	$647,203
Borrowings under Credit Agreement		19,000	19,000	—	—	—
Other lines of credit and notes payable		2,299	2,299	—	—	—
Pension benefit payments		(2)	53,208	109,269	108,945	(2)
Postretirement benefit payments		(2)	1,197	2,106	1,783	(2)
Operating leases		54,763	13,383	17,569	7,782	16,029
Purchase obligations	(3)	155,581	139,316	16,265	—	—
Unrecognized tax benefits	(4)	8,975	2,606	6,369	—	—
Total			$253,284	$196,128	$163,060
(1)Long-term debt includes interest obligations of $158.9 million and excludes debt issuance costs of $4.2 million.
(2)Annual payments are expected to continue into the foreseeable future at the amounts noted in the table.
(3)Purchase obligations consist of purchase commitments for materials, supplies and machinery and equipment as part of the ordinary conduct of business. Purchase obligations with variable price provisions were determined assuming market prices as of June 30, 2022 remain constant.
(4)Unrecognized tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. These amounts include interest of $1.4 million accrued related to such positions as of June 30, 2022. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Other Commercial Commitments (in thousands)	Total	2023	2024-2025	2026-2027	Thereafter
Standby letters of credit	$5,735	$4,483	$1,252	$—	$—
Guarantees	12,774	9,191	143	10	3,430
Total	$18,509	$13,674	$1,395	$10	$3,430
The standby letters of credit relate to insurance and other activities. The guarantees are non-debt guarantees with financial institutions, which are required primarily for security deposits, product performance guarantees and advances.
Share Repurchase Program In July 2021, the Board of Directors of the Company approved a share repurchase program authorizing the Company to purchase up to $200 million of the Company's common stock over a three-year period. During 2022, the Company repurchased 2.7 million shares of common stock for $85 million.
Dividends In fiscal 2022, the Board of Directors of the Company declared a dividend of $0.20 per share in each quarter for a total of $67 million in dividends returned to the shareholders.
Cash Flow Provided by Operating Activities
During 2022, cash flow provided by operating activities was $181.4 million, compared to $235.7 million in 2021. During 2022, cash flow provided by operating activities consisted of net income and non-cash items amounting to $310.2 million and changes in certain assets and liabilities netting to an outflow of $128.7 million. Contributing to the change in certain assets and liabilities were an increase in inventories of $127.4 million in part due to increased safety stock for potential supply chain disruptions and higher raw material costs, a decrease in accrued pension and postretirement benefits of $24.2 million and an increase in accounts receivable of $14.4 million, partially offset by an increase in accounts payable and accrued liabilities of $32.0 million and an increase in accrued income taxes of $10.2 million.
Cash flow provided by operating activities was $235.7 million for 2021. During 2021, cash flow provided by operating activities consisted of net income and non-cash items amounting to $210.0 million and changes in certain assets and liabilities netting to an inflow of $25.7 million. Contributing to the changes in certain assets and liabilities were an increase in accounts payable and accrued liabilities of $46.8 million and a decrease in inventories of $61.3 million, partially offset by an increase in accounts receivable of $53.3 million, a decrease in accrued pension and postretirement benefits of $31.6 million and a decrease in accrued income taxes of $18.3 million.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $94.9 million for 2022, a decrease of $28.0 million, compared to $123.0 million in 2021. During 2022, cash flow used for investing activities included capital expenditures, net of $96.0 million, which consisted primarily of equipment upgrades, partially offset by proceeds of $1.0 million from the New Castle divestiture.
Cash flow used for investing activities was $123.0 million for 2021. During 2021, cash flow used for investing activities included capital expenditures, net of $122.9 million, which consisted primarily of expenditures related to our simplification/modernization initiatives.
Cash Flow Used for Financing Activities
Cash flow used for financing activities was $150.7 million for 2022, compared to $574.2 million in 2021. During 2022, cash flow used for financing activities included $85.5 million in common shares repurchased, primarily under the share repurchase program, $66.6 million of cash dividends paid to shareholders, $6.9 million of the effect of employee benefit and stock plans and dividend reinvestment and $6.1 million of a decrease in notes payable, partially offset by $19.0 million from borrowings under the Credit Agreement.
Cash flow used for financing activities was $574.2 million for 2021. During 2021, cash flow used for financing activities included $500.0 million of a net decrease in the revolving and other lines of credit, the debt refinancing (see Note 11. "Long-Term Debt" to our consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K for further discussion) and $66.7 million of cash dividends paid to shareholders.

FINANCIAL CONDITION At June 30, 2022, total assets were $2,573.5 million, a decrease of $92.2 million from $2,665.8 million at June 30, 2021. Total liabilities decreased $15.3 million from $1,297.6 million at June 30, 2021 to $1,282.3 million at June 30, 2022.

Working capital was $539.1 million at June 30, 2022, a decrease of $28.4 million from $567.4 million at June 30, 2021. The decrease in working capital was primarily driven by a decrease in cash of $68.5 million, an increase in accounts payable of $50.2 million, and an increase in revolving and other lines of credit and notes payable of $12.8 million. Partially offsetting these items were an increase in inventories of $94.5 million and a decrease in other current liabilities of $19.2 million. Currency exchange rate effects decreased working capital by a total of approximately $48.0 million, the effects of which are included in the aforementioned changes.
Property, plant and equipment, net decreased $53.1 million from $1,055.1 million at June 30, 2021 to $1,002.0 million at June 30, 2022, primarily due to depreciation of $118.7 million and an unfavorable currency exchange effect of approximately $36.3 million, partially offset by capital additions of $96.9 million.
At June 30, 2022, other assets were $546.8 million, a decrease of $59.0 million from $605.8 million at June 30, 2021. The primary drivers for the decrease were an unfavorable currency exchange effect, a decrease in long-term prepaid pension benefit of $22.8 million as well as amortization of $13.0 million.
Kennametal Shareholders’ equity was $1,252.6 million at June 30, 2022, a decrease of $77.0 million from $1,329.6 million in the prior year. The decrease was primarily due to the repurchase of capital stock of $85.5 million primarily under the share repurchase program that was initiated during fiscal 2022, cash dividends paid to Kennametal Shareholders of $66.6 million, and other comprehensive loss of $87.2 million, partially offset by net income attributable to Kennametal of $144.6 million.

EFFECTS OF INFLATION Rising costs, including the cost of certain raw materials, continue to affect our operations throughout the world. We experienced higher levels of inflation in 2022 and expect inflation will continue to be a challenge in fiscal 2023. We will strive to minimize the effects through cost containment, productivity improvements and price increases.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the U.S., we make judgments and estimates about the amounts reflected in our consolidated financial statements. As part of our financial reporting process, our management collaborates to determine the necessary information on which to base our judgments and develops estimates used to prepare the consolidated financial statements. We use relevant information available at the end of each period to make these judgments and estimates. Our significant accounting policies are described in Note 2 of our consolidated financial statements, which are included in Item 8 of this Annual Report. We believe that the following discussion addresses our critical accounting policies.
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
The Company records a contract asset when it has a right to payment from a customer that is conditioned on events that have occurred other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material remaining performance obligations, contract assets or liabilities as of June 30, 2022 and 2021.
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
Stock-Based Compensation We recognize stock-based compensation expense for all stock options, restricted stock awards and restricted stock units over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service (substantive vesting period). Forfeitures are recorded as incurred. We utilize the Black-Scholes valuation method to establish the fair value of all stock option awards. Time vesting stock units are valued at the market value of the stock on the grant date. Performance vesting stock units with a market condition are valued using a Monte Carlo model.
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
As of June 30, 2022, there is no goodwill allocated to the Infrastructure reporting unit. As of June 30, 2022, $264.2 million of goodwill was allocated to the Metal Cutting reporting unit. We completed an annual quantitative test of goodwill impairment and determined that the fair value of the reporting unit substantially exceeded the carrying value and, therefore, no impairment was recorded during 2022.

Further, an indefinite-lived trademark intangible asset of $10.4 million in the Metal Cutting reporting unit had a fair value that exceeded its carrying value as of the date of the annual impairment test and, therefore, no impairment was recorded during 2022. To determine fair value, we assumed revenue growth rates inclusive of macroeconomic uncertainties and a residual period growth rate of 3 percent. We assumed a royalty rate of 1 percent, and the future period cash flows were discounted at 20 percent per annum.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible impairment test will prove to be an accurate prediction of the future. Certain events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately affect the estimated fair values of the Metal Cutting reporting unit and of the indefinite-lived trademark may include such items as: (i) a decrease in expected future cash flows, specifically, a decrease in sales volume driven by a prolonged weakness in customer demand or other pressures, including those related to the COVID-19 pandemic and the broader economic effects from Russia's conflict in Ukraine, adversely affecting our long-term sales trends and (ii) inability to achieve the sales from our strategic growth initiatives.
Pension and Other Postretirement Benefits We sponsor pension and other postretirement benefit plans for certain employees and retirees. Accounting for the cost of these plans requires the estimation of the cost of the benefits to be provided well into the future and attributing that cost over either the expected work life of employees or over the average life of participants participating in these plans, depending on plan status and on participant population. This estimation requires our judgment about the discount rate used to determine these obligations, expected return on plan assets, rate of future compensation increases, rate of future health care costs, withdrawal and mortality rates and participant retirement age. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans.
In the valuation of our pension and other postretirement benefit liabilities, management utilizes various assumptions. Our discount rates are derived by identifying a theoretical settlement portfolio of high quality corporate bonds sufficient to provide for a plan’s projected benefit payments. This rate can fluctuate based on changes in the corporate bond yields. At June 30, 2022, a hypothetical 25 basis point increase or decrease in our discount rates would be immaterial to our pre-tax income.
The long-term rate of return on plan assets is estimated based on an evaluation of historical returns for each asset category held by the plans, coupled with the current and short-term mix of the investment portfolio. The historical returns are adjusted for expected future market and economic changes. This return will fluctuate based on actual market returns and other economic factors.
The rate of future health care cost increases is based on historical claims and enrollment information projected over the next fiscal year and adjusted for administrative charges. This rate is expected to decrease until 2027. At June 30, 2022, a hypothetical 1 percent increase or decrease in our health care cost trend rates would be immaterial to our pre-tax income.
Future compensation rates, withdrawal rates and participant retirement age are determined based on historical information. These assumptions are not expected to significantly change. Mortality rates are determined based on a review of published mortality tables.
We expect to contribute approximately $8 million and $1 million to our pension and other postretirement benefit plans, respectively, in 2023. Expected pension contributions in 2023 are primarily for international plans.
Allowance for Doubtful Accounts We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the creditworthiness of our customers based on multiple sources of information and analyze additional factors such as our historical bad debt experience, industry concentrations of credit risk, current economic trends, changes in customer payment terms and forward-looking information. This assessment requires significant judgment. If the financial condition of our customers was to deteriorate, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at June 30, 2022.

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
Income Taxes The Company’s provision for income taxes is calculated based on income and statutory tax rates in the various jurisdictions in which the Company operates and requires the use of management’s estimates and judgments. Management judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities, including accruals for unrecognized tax benefits and assessing the need for valuation allowances on deferred tax assets. Realization of our deferred tax assets is primarily dependent on future taxable income, the timing and amount of which are uncertain. A valuation allowance is recognized if it is “more likely than not” that some or all of a deferred tax asset will not be realized. As of June 30, 2022, the deferred tax assets net of valuation allowances relate primarily to net operating loss and other carryforwards, pension benefits, accrued employee benefits and inventory. In the event that we were to determine that we would not be able to realize our deferred tax assets in the future, an increase in the valuation allowance would be required. In the event we were to determine that we are able to use our deferred tax assets for which a valuation allowance is recorded, a decrease in the valuation allowance would be required.
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

NEW ACCOUNTING STANDARDS
The Company did not adopt any new accounting standards during 2022 that have had or are expected to have a material impact on the Company's consolidated financial statements or disclosures.

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

Constant currency end market sales growth (decline) Constant currency end market sales growth (decline) is a non-GAAP financial measure of sales growth (decline) (which is the most directly comparable GAAP measure) by end market excluding the effects of acquisitions, divestitures and foreign currency exchange from year-over-year comparisons. We note that, unlike organic sales growth, constant currency end market sales growth (decline) does not exclude the effect of business days. We believe this measure provides investors with a supplemental understanding of underlying end market trends by providing end market sales decline on a consistent basis. We report constant currency end market sales growth (decline) at the consolidated and segment levels.
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
Reconciliations of organic sales growth to sales growth are as follows:

Year ended June 30, 2022	Metal Cutting	Infrastructure	Total
Organic sales growth	9%	14%	11%
Foreign currency exchange effect(6)	(2)	—	(2)
Sales growth	7%	14%	9%
Reconciliations of constant currency end market sales growth (decline) to end market sales growth (decline), are as follows:

Metal Cutting
Year ended June 30, 2022	General engineering	Transportation	Aerospace	Energy
Constant currency end market sales growth (decline)	13%	(1)%	23%	6%
Foreign currency exchange effect(6)	(3)	(2)	(2)	(1)
End market sales growth (decline)(7)	10%	(3)%	21%	5%

Infrastructure
Year ended June 30, 2022	Energy	Earthworks	General engineering
Constant currency end market sales growth	27%	9%	10%
Foreign currency exchange effect(6)	—	1	(1)
End market sales growth(7)	27%	10%	9%

Total
Year ended June 30, 2022	General engineering	Transportation	Aerospace	Energy	Earthworks
Constant currency end market sales growth (decline)	12%	(1)%	23%	20%	9%
Foreign currency exchange effect(6)	(2)	(2)	(2)	(1)	1
End market sales growth(7)	10%	(3)%	21%	19%	10%

Reconciliations of constant currency regional sales growth (decline) to reported regional sales growth (decline), are as follows:

	Year Ended June 30, 2022
	Americas	EMEA	Asia Pacific
Metal Cutting
Constant currency regional sales growth (decline)	14%	10%	(2)%
Foreign currency exchange effect(6)	—	(6)	—
Regional sales growth (decline)(8)	14%	4%	(2)%

Infrastructure
Constant currency regional sales growth	18%	10%	7%
Foreign currency exchange effect(6)	—	(3)	2
Regional sales growth(8)	18%	7%	9%

Total
Constant currency regional sales growth	16%	10%	2%
Foreign currency exchange effect(6)	—	(5)	—
Regional sales growth(8)	16%	5%	2%
(6) Foreign currency exchange effect is calculated by dividing the difference between current period sales and current period sales at prior period foreign exchange rates by prior period sales.
(7) Aggregate sales for all end markets sum to the sales amount presented on Kennametal's consolidated financial statements.
(8) Aggregate sales for all regions sum to the sales amount presented on Kennametal's consolidated financial statements.

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
Included below is a sensitivity analysis that is based upon a hypothetical 10 percent change on the effective interest rates under our current borrowing arrangements as of June 30, 2022. We compared our borrowing arrangements in effect at June 30, 2022 to the hypothetical interest rates in the sensitivity analysis to determine the effect on interest expense, pre-tax income and accumulated other comprehensive loss.
DEBT, REVOLVING AND OTHER LINES OF CREDIT AND NOTES PAYABLE At June 30, 2022 and 2021, we had $615.6 million and $600.5 million, respectively, of outstanding debt, including revolving and other lines of credit and notes payable. The effective interest rate was 3.7 percent as of June 30, 2022 and 2021. A hypothetical change of 10 percent in market interest rates from June 30, 2022 levels would be immaterial.
CURRENCY EXCHANGE RATE FLUCTUATIONS Currency exchange rate fluctuations decreased diluted earnings per share by $0.10 in 2022 and decreased diluted earnings per share by $0.03 in 2021. Currency exchange rate fluctuations may have a material effect on future earnings in the short term and long term.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has conducted an assessment of the Company’s internal controls over financial reporting as of June 30, 2022 using the criteria in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2022, based on the criteria in Internal Control – Integrated Framework (2013) issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kennametal Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kennametal Inc. and its subsidiaries (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended June 30, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Provision for Income Taxes
As described in Notes 2 and 13 to the consolidated financial statements, the Company recorded a provision for income taxes of $56.5 million for the year ended June 30, 2022. The Company’s provision for income taxes is calculated based on income and statutory tax rates in the various jurisdictions in which the Company operates and requires the use of management’s estimates and judgments. Management judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities, including accruals for unrecognized tax benefits and assessing the need for valuation allowances on deferred tax assets.
The principal considerations for our determination that performing procedures relating to the provision for income taxes is a critical audit matter are (i) a high degree of auditor effort in performing procedures and evaluating management’s provision for income taxes and the related assets and liabilities, including the accruals for unrecognized tax benefits, as well as management’s assessment of the need for valuation allowances on deferred tax assets and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the provision for income taxes, including controls over accruals for unrecognized tax benefits and valuation allowances on deferred tax assets. These procedures also included, among others (i) testing the accuracy of the provision for income taxes, which included the effective tax rate reconciliation and permanent and temporary differences, (ii) evaluating whether the data utilized in the calculations of the provision for income taxes and deferred tax assets and liabilities were appropriate and consistent with evidence obtained in other areas of the audit, (iii) evaluating the identification of accruals for unrecognized tax benefits and the reasonableness of the more likely than not determination in consideration of court decisions, legislative actions, statutes of limitations, and developments in tax examinations by jurisdiction, and (iv) evaluating the reasonableness of management’s assessment of the realizability of its deferred tax assets based on expectations of the ability to utilize its tax attributes through testing of historical and estimated future taxable income. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of management’s judgments and estimates related to the application of foreign and domestic tax laws and regulations.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
August 10, 2022

We have served as the Company’s auditor since 2002.

CONSOLIDATED STATEMENTS OF INCOME

Year ended June 30 (in thousands, except per share data)	2022	2021	2020
Sales	$2,012,456	$1,841,441	$1,885,305
Cost of goods sold	1,364,479	1,288,963	1,355,834
Gross profit	647,977	552,478	529,471
Operating expense	419,093	407,246	388,436
Restructuring (benefits) charges and asset impairment charges (Note 16)	(1,243)	29,061	68,228
Goodwill and other intangible assets impairments (Note 8)	—	—	30,227
(Gain) loss on divestiture (Note 4)	(1,001)	—	6,517
Amortization of intangibles	12,988	14,003	13,811
Operating income	218,140	102,168	22,252
Interest expense	25,914	46,375	35,154
Other income, net	(14,507)	(8,867)	(14,862)
Income before income taxes	206,733	64,660	1,960
Provision for income taxes (Note 13)	56,532	6,243	7,007
Net income (loss)	150,201	58,417	(5,047)
Less: Net income attributable to noncontrolling interests	5,578	3,983	614
Net income (loss) attributable to Kennametal	$144,623	$54,434	$(5,661)
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings (loss) per share	$1.74	$0.65	$(0.07)
Diluted earnings (loss) per share	$1.72	$0.65	$(0.07)
Basic weighted average shares outstanding	83,252	83,602	83,047
Diluted weighted average shares outstanding	83,944	84,333	83,047

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended June 30 (in thousands)	2022	2021	2020
Net income (loss)	$150,201	$58,417	$(5,047)
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges	—	9,255	(582)
Reclassification of unrealized (gain) loss on expired derivatives designated and qualified as cash flow hedges	(770)	(401)	679
Unrecognized net pension and other postretirement benefit plans (loss) gain	(4,163)	9,107	(18,299)
Reclassification of net pension and other postretirement benefit plans loss	8,929	10,355	7,935
Foreign currency translation adjustments	(91,185)	60,528	(35,891)
Total other comprehensive (loss) income, net of tax	(87,189)	88,844	(46,158)
Total comprehensive income (loss)	63,012	147,261	(51,205)
Less: comprehensive income (loss) attributable to noncontrolling interests	2,013	5,910	(1,846)
Comprehensive income (loss) attributable to Kennametal Shareholders	$60,999	$141,351	$(49,359)
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of June 30 (in thousands, except per share data)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$85,586	$154,047
Accounts receivable, less allowance for doubtful accounts of $9,422 and $9,734 respectively	295,346	302,945
Inventories (Note 7)	570,836	476,345
Other current assets	72,940	71,470
Total current assets	1,024,708	1,004,807
Property, plant and equipment:
Land and buildings	410,039	413,865
Machinery and equipment	1,904,872	1,959,176
Less accumulated depreciation	(1,312,870)	(1,317,906)
Property, plant and equipment, net	1,002,041	1,055,135
Other assets:
Goodwill (Note 8)	264,230	277,615
Other intangible assets, less accumulated amortization of $160,699 and $153,972, respectively (Note 8)	105,725	120,041
Operating lease right-of-use assets (Note 9)	47,206	50,341
Deferred income taxes (Note 13)	54,602	58,742
Long-term prepaid pension benefit (Note 14)	66,433	89,233
Other	8,579	9,847
Total other assets	546,775	605,819
Total assets	$2,573,524	$2,665,761
LIABILITIES
Current liabilities:
Revolving and other lines of credit and notes payable (Note 12)	$21,186	$8,365
Current operating lease liabilities (Note 9)	12,387	14,220
Accounts payable	227,887	177,659
Accrued income taxes	29,476	18,059
Accrued vacation pay	15,340	17,100
Accrued payroll	40,970	44,389
Other current liabilities (Note 10)	138,403	157,602
Total current liabilities	485,649	437,394
Long-term debt, less current maturities (Note 11)	594,364	592,108
Operating lease liabilities (Note 9)	35,342	36,800
Deferred income taxes (Note 13)	32,185	23,710
Accrued postretirement benefits (Note 14)	7,924	10,131
Accrued pension benefits (Note 14)	105,071	160,936
Accrued income taxes	6,369	4,246
Other liabilities	15,373	32,231
Total liabilities	1,282,277	1,297,556
Commitments and contingencies (Note 20)
EQUITY
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 81,337 and 83,614 shares issued, respectively	101,671	104,518
Additional paid-in capital	494,202	562,820
Retained earnings	1,070,655	992,597
Accumulated other comprehensive loss (Note 15)	(413,951)	(330,327)
Total Kennametal Shareholders’ Equity	1,252,577	1,329,608
Noncontrolling interests	38,670	38,597
Total equity	1,291,247	1,368,205
Total liabilities and equity	$2,573,524	$2,665,761
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended June 30 (in thousands)	2022	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$150,201	$58,417	$(5,047)
Adjustments to reconcile to cash from operations:
Depreciation	118,690	112,485	106,049
Amortization	12,988	14,003	13,811
Stock-based compensation expense	20,985	24,799	16,048
Restructuring (benefits) charges and asset impairment charges (Notes 8 and 16)	(753)	5,664	34,175
Deferred income tax provision (benefit)	11,292	(21,189)	(23,899)
(Gain) loss on divestiture (Note 4)	(1,001)	—	6,517
Debt refinancing charge (Note 11)	—	9,071	—
Other	(2,243)	6,754	2,613
Changes in certain assets and liabilities:
Accounts receivable	(14,432)	(53,324)	128,715
Inventories	(127,409)	61,270	28,185
Accounts payable and accrued liabilities	31,997	46,775	(46,315)
Accrued income taxes	10,238	(18,273)	(8,645)
Accrued pension and postretirement benefits	(24,216)	(31,585)	(20,022)
Other	(4,893)	20,815	(8,447)
Net cash flow provided by operating activities	181,444	235,682	223,738
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(96,924)	(127,302)	(244,151)
Disposals of property, plant and equipment	924	4,373	2,622
Proceeds from divestiture (Note 4)	1,001	—	23,950
Other	60	(47)	(757)
Net cash flow used for investing activities	(94,939)	(122,976)	(218,336)
FINANCING ACTIVITIES
Net (decrease) increase in notes payable	(6,067)	605	(175)
Net increase (decrease) in revolving and other lines of credit	19,000	(500,000)	500,364
Term debt borrowings	—	297,867	—
Term debt repayments	—	(300,000)	—
Make-whole premium on early extinguishment of debt (Note 11)	—	(9,639)	—
Settlement of interest rate swap agreement (Note 6)	—	10,198	—
Purchase of capital stock	(85,542)	(197)	(209)
The effect of employee benefit and stock plans and dividend reinvestment	(6,909)	821	(5,464)
Cash dividends paid to Shareholders	(66,565)	(66,735)	(66,303)
Other	(4,652)	(7,165)	(2,762)
Net cash flow (used for) provided by financing activities	(150,735)	(574,245)	425,451
Effect of exchange rate changes on cash and cash equivalents	(4,231)	8,902	(6,184)
CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(68,461)	(452,637)	424,669
Cash and cash equivalents, beginning of year	154,047	606,684	182,015
Cash and cash equivalents, end of year	$85,586	$154,047	$606,684
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	2022		2021		2020
Year ended June 30 (in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
CAPITAL STOCK
Balance at beginning of year	83,614	$104,518	82,923	$103,654	82,421	$103,026
Dividend reinvestment	6	7	6	7	7	9
Capital stock issued under employee benefit and stock plans	444	554	691	864	502	628
Purchase of capital stock	(2,727)	(3,408)	(6)	(7)	(7)	(9)
Balance at end of year	81,337	101,671	83,614	104,518	82,923	103,654
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		562,820		538,575		528,827
Dividend reinvestment		182		191		201
Capital stock issued under employee benefit and stock plans		13,334		24,556		9,748
Purchase of noncontrolling interests		—		(311)		—
Purchase of capital stock		(82,134)		(191)		(201)
Balance at end of year		494,202		562,820		538,575
RETAINED EARNINGS
Balance at beginning of year		992,597		1,004,898		1,076,862
Net income (loss) attributable to Kennametal		144,623		54,434		(5,661)
Cash dividends ($0.80 per share in 2022, 2021 and 2020, respectively)		(66,565)		(66,735)		(66,303)
Balance at end of year		1,070,655		992,597		1,004,898
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year		(330,327)		(417,242)		(373,543)
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges		—		9,255		(582)
Reclassification of unrealized (gain) loss on expired derivatives designated and qualified as cash flow hedges		(770)		(401)		679
Unrecognized net pension and other postretirement benefit plans (loss) gain		(4,163)		9,107		(18,299)
Reclassification of net pension and other postretirement benefit plans loss		8,929		10,355		7,935
Foreign currency translation adjustments		(87,620)		58,599		(33,432)
Other comprehensive (loss) income, net of tax		(83,624)		86,915		(43,699)
Balance at end of year		(413,951)		(330,327)		(417,242)
NONCONTROLLING INTERESTS
Balance at beginning of year		38,597		38,903		39,532
Net income		5,578		3,983		614
Other comprehensive (loss) income, net of tax		(3,565)		1,927		(2,459)
Purchase of noncontrolling interests		—		(1,319)		—
Additions to noncontrolling interests		—		—		1,527
Cash dividends		(1,940)		(4,897)		(311)
Balance at end of year		38,670		38,597		38,903
Total equity, June 30		$1,291,247		$1,368,205		$1,268,788
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
PRINCIPLES OF CONSOLIDATION The consolidated financial statements include our accounts and those of our subsidiaries in which we have a controlling interest. All intercompany balances and transactions are eliminated.
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
CASH AND CASH EQUIVALENTS Cash investments having original maturities of three months or less are considered cash equivalents. Cash equivalents principally consist of investments in money market funds and bank deposits at June 30, 2022.
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
GOODWILL AND OTHER INTANGIBLE ASSETS Goodwill represents the excess of cost over the fair value of the net assets of acquired companies. Goodwill and other intangible assets with indefinite lives are tested at least annually for impairment. We perform our annual impairment tests during the June quarter in connection with our annual planning process unless there are impairment indicators based on the results of an ongoing cumulative qualitative assessment that warrant a test prior to that quarter. As of June 30, 2022, only the Metal Cutting reporting unit has goodwill recorded. We evaluate the recoverability of goodwill for the reporting unit by comparing the fair value of the reporting unit with its carrying value. The fair value of our reporting unit is determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of the reporting unit. We evaluate the recoverability of indefinite-lived intangible assets using a discounted cash flow analysis based on projected financial information. This evaluation is sensitive to changes in market interest rates and other external factors.
The majority of our intangible assets with definite lives are amortized on a straight-line basis, while certain customer-related intangible assets are amortized on an accelerated method. Identifiable assets with finite lives are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable.
PENSION AND OTHER POSTRETIREMENT BENEFITS We sponsor these types of benefit plans for certain employees and retirees. Accounting for the cost of these plans requires the estimation of the cost of the benefits to be provided well into the future and attributing that cost over either the expected work life of employees or over the average life of participants participating in these plans, depending on plan status and on participant population. This estimation requires our judgment about the discount rate used to determine these obligations, expected return on plan assets, rate of future compensation increases, rate of future health care costs, withdrawal and mortality rates and participant retirement age. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans.
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

The following tables provide the computation of diluted shares outstanding:

(in thousands)	2022	2021
Weighted-average shares outstanding during period	83,252	83,602
Add: Unexercised stock options and unvested restricted stock units	692	731
Number of shares on which diluted earnings per share is calculated	83,944	84,333
Unexercised stock options with an exercise price greater than the average market price and restricted stock units not included in the computation because they were anti-dilutive	260	295
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
The Company records a contract asset when it has a right to payment from a customer that is conditioned on events that have occurred other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material remaining performance obligations, contract assets or liabilities as of June 30, 2022 and 2021.
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

STOCK-BASED COMPENSATION We recognize stock-based compensation expense for all stock options, restricted stock awards and restricted stock units over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service (substantive vesting period). Forfeitures are recorded as incurred. We utilize the Black-Scholes valuation method to establish the fair value of all stock option awards. Time vesting stock units are valued at the market value of the stock on the grant date. Performance vesting stock units with a market condition are valued using a Monte Carlo model.
Capital stock options are granted to eligible employees at fair market value at the date of grant. Capital stock options are exercisable under specified conditions for up to 10 years from the date of grant. The Kennametal Inc. Stock and Incentive Plan of 2010, as Amended and Restated on October 22, 2013, and further amended on January 27, 2015 (A/R 2010 Plan), by the Kennametal Inc. 2016 Stock and Incentive Plan, and on October 27, 2020 by the Kennametal Inc. 2020 Stock and Incentive Plan (2020 Plan) authorize the issuance of up to 9,500,000 shares of the Company’s capital stock plus any shares remaining unissued under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended (2002 Plan). Under the provisions of the A/R 2010 Plan and 2020 Plan, participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during 2022, 2021 and 2020 was immaterial. In addition to stock option grants, the A/R 2010 Plan and the 2020 Plan permit the award of stock appreciation rights, performance share awards, performance unit awards, restricted stock awards, restricted unit awards and share awards to directors, officers and key employees.
RESEARCH AND DEVELOPMENT COSTS Research and development costs of $42.1 million, $39.5 million and $38.7 million in 2022, 2021 and 2020, respectively, were expensed as incurred. These costs are included in operating expense in the consolidated statements of income.
INCOME TAXES The Company’s provision for income taxes is calculated based on income and statutory tax rates in the various jurisdictions in which the Company operates and requires the use of management’s estimates and judgments. Management judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities, including accruals for unrecognized tax benefits and assessing the need for valuation allowances on deferred tax assets. Deferred income taxes are recognized based on the future income tax effects (using enacted tax laws and rates) of differences in the carrying amounts of assets and liabilities for financial reporting and tax purposes. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50 percent) that a tax benefit will not be realized. In evaluating the need for a valuation allowance, we consider all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as all available positive and negative evidence. Positive evidence includes factors such as a history of profitable operations, and projections of future profitability within the carry forward period, including taxable income from tax planning strategies. Negative evidence includes items such as cumulative losses, projections of future losses, or carryforward periods that are not long enough to allow for the utilization of the deferred tax asset based on existing projections of income. Upon changes in facts and circumstances, we may conclude that deferred tax assets for which no valuation allowance is currently recorded may not be realized, resulting in a charge to establish a valuation allowance. Existing valuation allowances are re-examined under the same standards of positive and negative evidence. If it is determined that it is more likely than not that a deferred tax asset will be realized, the appropriate amount of the valuation allowance, if any, is released.
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
Losses of $2.5 million, $3.3 million and $3.4 million from currency transactions were included in other income, net in 2022, 2021 and 2020, respectively.

NOTE 3 — SUPPLEMENTAL CASH FLOW DISCLOSURES

Year ended June 30 (in thousands)	2022	2021	2020
Cash paid during the period for:
Interest	$25,277	$43,601	$25,796
Income taxes	36,105	48,910	36,852
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	9,800	(17,500)	(9,400)
Changes in notes payable related to purchases of property, plant and equipment	—	7,254	—

NOTE 4 — DIVESTITURE
During the year ended June 30, 2020, we completed the sale of certain assets of the non-core specialty alloys and metals business within the Infrastructure segment located in New Castle, Pennsylvania to Advanced Metallurgical Group N.V. for an aggregate price of $24.0 million.
The net book value of these assets at closing was $29.5 million, and the pre-tax loss on divestiture recognized during the year ended June 30, 2020 was $6.5 million. Transaction proceeds were primarily used for capital expenditures related to our simplification/modernization efforts. During the year ended June 30, 2022, we recorded a pre-tax gain of $1.0 million on the New Castle divestiture due to proceeds held in escrow until November 2021.

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
Level 3: Inputs that are unobservable.

As of June 30, 2022, the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$176	$—	$176
Total assets at fair value	$—	$176	$—	$176

Liabilities:
Derivatives (1)	$—	$574	$—	$574
Total liabilities at fair value	$—	$574	$—	$574
As of June 30, 2021, the fair value of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

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
There are no derivatives designated as hedging instruments as of June 30, 2022 or 2021. The fair value of derivatives not designated as hedging instruments in the consolidated balance sheets are as follows:

(in thousands)	2022	2021
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	$176	$36
Other current liabilities - currency forward contracts	(574)	(87)
Total derivatives not designated as hedging instruments	(398)	(51)
Total derivatives	$(398)	$(51)

Certain currency forward contracts that hedge significant cross-border intercompany loans are considered as other derivatives and therefore do not qualify for hedge accounting. These contracts are recorded at fair value in the consolidated balance sheets, with the offset to other income, net. Losses related to derivatives not designated as hedging instruments have been recognized as follows:

(in thousands)	2022	2021	2020
Other income, net - currency forward contracts	$377	$2	$210
CASH FLOW HEDGES
During fiscal 2020 we entered into seven forward-starting interest rate swap contracts with an aggregate notional amount totaling $200.0 million. A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. During fiscal 2021, upon issuance of the Senior Unsecured Notes due 2031 (see Note 11 for more information) we settled the forward starting interest rate swap contracts for a gain of $10.2 million in other comprehensive income (loss). The gain will be amortized out of accumulated other comprehensive income (loss) and into interest expense (as a benefit) over the life of the Senior Unsecured Notes due 2031. There were no interest rate swap contracts outstanding at June 30, 2022 or 2021.
NET INVESTMENT HEDGES
As of June 30, 2022 and 2021 we had foreign currency-denominated intercompany loans payable with total aggregate principal amounts of €13 million and €5.2 million, respectively, designated as net investment hedges to hedge the foreign exchange exposure of our net investment in Euro-based subsidiaries. A gain of $0.8 million, a loss of $1.9 million, and a gain of $0.6 million were recorded as a component of foreign currency translation adjustments in other comprehensive income (loss) during 2022, 2021 and 2020, respectively.
As of June 30, 2022 and 2021, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

(in thousands)	2022		2021
Instrument	Notional (EUR)(2)	Notional (USD)(2)	Notional (EUR)(2)	Notional (USD)(2)	Maturity
Foreign currency-denominated intercompany loan payable	€0	$0	€5,173	$6,146	June 26, 2022
Foreign currency-denominated intercompany loan payable	€13,013	$13,531	€0	$0	August 31, 2022
(2) Includes principal and accrued interest.

NOTE 7 — INVENTORIES
Inventories consisted of the following at June 30:

(in thousands)	2022	2021
Finished goods	$316,936	$302,524
Work in process and powder blends	231,214	173,671
Raw materials	107,024	72,551
Inventories at current cost	655,174	548,746
Less: LIFO valuation	(84,338)	(72,401)
Total inventories	$570,836	$476,345
We used the LIFO method of valuing inventories for approximately 39 percent of total inventories at June 30, 2022 and 2021, respectively.

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
As of June 30, 2022, $264.2 million of goodwill was allocated to the Metal Cutting reporting unit. We completed an annual quantitative test of goodwill impairment and determined that the fair value of the reporting unit substantially exceeded the carrying value and, therefore, no impairment was recorded during 2022. Further, an indefinite-lived trademark intangible asset of $10.4 million in the Metal Cutting reporting unit had a fair value that exceeded its carrying value as of the date of the annual impairment test and, therefore, no impairment was recorded during 2022.
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
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Metal Cutting	Infrastructure	Total
Gross goodwill	$448,241	$633,211	$1,081,452
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2020	$270,580	$—	$270,580

Activity for the year ended June 30, 2021:
Change in gross goodwill due to translation	7,035	—	7,035

Gross goodwill	455,276	633,211	1,088,487
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2021	$277,615	$—	$277,615

Activity for the year ended June 30, 2022:
Change in gross goodwill due to translation	(13,385)	—	(13,385)

Gross goodwill	441,891	633,211	1,075,102
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2022	$264,230	$—	$264,230

The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	June 30, 2022		June 30, 2021
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology-based and other	4 to 20	$31,592	$(22,734)	$33,632	$(24,413)
Customer-related	10 to 21	180,263	(104,698)	183,338	(98,901)
Unpatented technology	10 to 30	31,807	(22,950)	31,957	(20,575)
Trademarks	5 to 20	12,403	(10,317)	13,268	(10,083)
Trademarks	Indefinite	10,359	—	11,818	—
Total		$266,424	$(160,699)	$274,013	$(153,972)
Amortization expense for intangible assets was $13.0 million, $14.0 million and $13.8 million for 2022, 2021 and 2020, respectively. Estimated amortization expense for 2023 through 2027 is $12.3 million, $10.7 million, $9.6 million, $9.2 million, and $7.7 million, respectively.

NOTE 9 — LEASES
At the inception of our contracts, we determine if the contract is or contains a lease. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement. For leases that do not have a readily determinable implicit rate, we use a discount rate based on our incremental borrowing rate, which is determined considering factors such as the lease term, our credit rating and the economic environment of the location of the lease as of the commencement date.
We account for non-lease components separately from lease components. These costs often relate to the payments for a proportionate share of real estate taxes, insurance, common area maintenance and other operating costs in addition to base rent. We also do not recognize ROU assets and liabilities for leases with an initial term of 12 months or less. Lease costs associated with leases of less than 12 months were $3.7 million, $2.4 million and $6.4 million for the years ended June 30, 2022, 2021 and 2020, respectively.
As a lessee, we have various operating lease agreements primarily related to real estate, vehicles and office and plant equipment. Our real estate leases, which are comprised primarily of manufacturing, warehousing, office and administration facilities, represent a majority of our lease liability. Our lease payments are largely fixed. Any variable lease payments, including utilities, common area maintenance and repairs and maintenance, are expensed during the period incurred. Variable lease costs were immaterial for the year ended June 30, 2022, 2021 and 2020. A majority of our real estate leases include options to extend the lease and options to early terminate the lease. Leases with an early termination option generally involve a termination payment. We review all options to extend, terminate, or purchase the ROU assets at the inception of the lease and account for these options when they are reasonably certain of being exercised. Our lease agreements generally do not contain any material residual value guarantees or materially restrictive covenants. We do not have any material leases that have been signed but not commenced, and we did not have any lease transactions with related parties.
Operating lease expense is recognized on a straight-line basis over the lease term and is included in operating expense on our consolidated statements of income. Operating lease cost was $21.3 million, $20.2 million and $22.6 million in 2022, 2021 and 2020, respectively.
The following table sets forth supplemental balance sheet information related to our operating leases:

Year Ended June 30	2022	2021	2020
Weighted average remaining lease term	8.1 years	8.0 years	8.6 years
Weighted average discount rate	3.2%	3.3%	3.3%
The following table sets forth supplemental cash flow information related to our operating leases:

Year Ended June 30 (in thousands)	2022	2021	2020
Operating cash outflows from operating leases	$17,592	$17,651	$15,635
ROU assets obtained in exchange for new operating lease liabilities	$15,430	$17,235	$16,171

The following table sets forth the maturities of our operating lease liabilities and reconciles the respective undiscounted payments to the operating lease liabilities in the consolidated balance sheet as of June 30, 2022:

Year Ended June 30	(in thousands)
2023	$13,383
2024	10,195
2025	7,374
2026	4,672
2027	3,110
Thereafter	16,029
Total undiscounted operating lease payments	$54,763
Less: discount to net present value	7,034
Total operating lease liabilities	$47,729

NOTE 10 — OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following at June 30:

(in thousands)	2022	2021
Accrued employee benefits	$35,270	$51,783
Payroll, state and local taxes	9,989	6,873
Accrued professional and legal fees	9,489	8,428
Accrued environmental	7,938	2,561
Accrued restructuring (Note 16)	6,019	19,851
Accrued interest	3,394	3,520
Other	66,304	64,586
Total other current liabilities	$138,403	$157,602

NOTE 11 — LONG-TERM DEBT
Long-term debt consisted of the following at June 30:

(in thousands)	2022	2021
2.800% Senior Unsecured Notes due fiscal 2031, net of discount of $0.2 million for 2022 and $0.2 million for 2021	$299,842	$299,823
4.625% Senior Unsecured Notes due fiscal 2028, net of discount of $1.3 million for 2022 and $1.5 million for 2021	298,702	298,483
Total term debt	598,544	598,306
Less unamortized debt issuance costs	(4,180)	(6,198)
Total long-term debt	$594,364	$592,108
Senior Unsecured Notes In February 2021, we issued $300.0 million of 2.800 percent Senior Unsecured Notes with a maturity date of March 1, 2031. Interest is paid semi-annually on March 1 and September 1 of each year. During 2021, we settled forward starting interest rate swap contracts for a gain of $10.2 million related to the bond issuance as discussed in Note 6. In March 2021, we used the net proceeds from the bond issuance, plus cash on hand, for the early extinguishment of our $300.0 million of 3.875 percent Senior Unsecured Notes due 2022 (the 2022 Senior Notes). Due to the early extinguishment, interest expense during 2021 includes a make-whole premium of $9.6 million and the acceleration of a loss in the amount of $2.6 million from other comprehensive loss related to forward starting interest rate contracts that were used to hedge the interest payments of the 2022 Senior Notes. A stranded tax benefit associated with the termination of this hedge was also recognized during 2021. Refer to Note 13 for more information related to the stranded tax benefit. On June 7, 2018, we issued $300.0 million of 4.625 percent Senior Unsecured Notes with a maturity date of June 15, 2028. Interest on these notes is paid semi-annually on June 15 and December 15 of each year.
Future principal maturities of long-term debt are $300.0 million in 2028 and $300.0 million in 2031.

Fixed rate debt had a fair market value of $536.1 million and $644.2 million at June 30, 2022 and 2021, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of June 30, 2022 and 2021, respectively.

NOTE 12 — REVOLVING AND OTHER LINES OF CREDIT AND NOTES PAYABLE
Credit Agreement During fiscal 2022, we entered into the Sixth Amended and Restated Credit Agreement dated as of June 14, 2022 (the Credit Agreement). The Credit Agreement is a five-year, multi-currency, revolving credit facility, which we use to augment cash from operations and as an additional source of funds. The Credit Agreement provides for revolving credit loans of up to $700.0 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement allows for borrowings in U.S. dollars, euros, Canadian dollars, pounds sterling and Japanese yen. Interest payable under the Credit Agreement is based upon the type of borrowing under the facility and may be (1) Euro Interbank Offered Rate (EURIBOR), Sterling Overnight Index Average (SONIA), Tokyo Interbank Offered Rate (TIBOR), Secured Overnight Financing Rate (SOFR), and Canadian Dollar Offered Rate (CDOR) for any borrowings in euros, pounds sterling, yen, U.S. dollars and Canadian dollars, respectively, plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The Credit Agreement matures in June 2027.
The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including one financial covenant: a maximum leverage ratio where debt, net of domestic cash in excess of $25 million and sixty percent of the unrestricted cash held outside of the United States, must be less than or equal to 3.75 times trailing twelve months EBITDA, adjusted for certain non-cash expenses.
As of June 30, 2022, we were in compliance with all covenants of the Credit Agreement and we had $19.0 million of borrowings outstanding and $681.0 million of availability. There were no borrowings outstanding as of June 30, 2021. The weighted average interest rate on borrowings under the Credit Agreement was 1.4 percent for the year ended June 30, 2022.
Borrowings on other lines of credit and notes payable were $2.2 million and $8.4 million at June 30, 2022 and 2021, respectively. The lines of credit represented short-term borrowings under credit lines with commercial banks in the various countries in which we operate. The availability of these credit lines, translated into U.S. dollars at June 30, 2022 exchange rates, totaled $60.7 million.

NOTE 13 — INCOME TAXES
Income (loss) before income taxes consisted of the following for the years ended June 30:

(in thousands)	2022	2021	2020
Income (loss) before income taxes:
United States	$10,109	$(60,775)	$(76,107)
International	196,624	125,435	78,067
Total income before income taxes	$206,733	$64,660	$1,960
Current income taxes:
Federal	$1,115	$39	$(3,558)
State	106	133	905
International	44,019	30,726	33,559
Total current income taxes	45,240	30,898	30,906
Deferred income taxes:
Federal	$10,841	$(23,170)	$(9,113)
State	(676)	(2,948)	724
International	1,127	1,463	(15,510)
Total deferred income taxes:	11,292	(24,655)	(23,899)
Provision for income taxes	$56,532	$6,243	$7,007
Effective tax rate	27.3%	9.7%	357.5%

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
The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes was as follows for the years ended June 30:

(in thousands)	2022	2021	2020
Income taxes at U.S. statutory rate	$43,414	$13,579	$412
State income taxes, net of federal tax benefit	(450)	(1,725)	1,283
U.S. income taxes provided on international income	12,815	(6,479)	12,422
Combined tax effects of international income	2,747	5,860	10,583
Impact of goodwill impairment charges	—	—	5,651
Change in valuation allowance and other uncertain tax positions	(614)	1,127	755
U.S. research and development credit	(2,814)	(3,055)	(4,093)
Change in permanent reinvestment assertion	775	—	—
Combined effects of Swiss tax reform	—	—	(14,500)
Combined effects of the U.S. CARES Act	—	—	(6,913)
Recognition of stranded deferred tax balance	—	(3,465)	—
Other	659	401	1,407
Provision for income taxes	$56,532	$6,243	$7,007
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

The components of net deferred tax assets and liabilities were as follows at June 30:

(in thousands)	2022	2021
Deferred tax assets:
Net operating loss (NOL) carryforwards	$25,868	$44,258
Inventory valuation and reserves	11,747	11,068
Pension benefits	—	7,136
Other postretirement benefits	3,050	3,486
Accrued employee benefits	11,775	11,168
Operating lease liabilities	11,995	12,652
Other accrued liabilities	12,992	15,596
Tax credits and other carryforwards	34,930	32,490
Intangible assets	4,246	7,784
Total	116,603	145,638
Valuation allowance	14,385	21,263
Total deferred tax assets	$102,218	$124,375
Deferred tax liabilities:
Tax depreciation in excess of book	$57,109	$63,020
Operating lease right-of-use assets	11,852	12,502
Unremitted earnings not permanently reinvested	7,242	6,429
Pension benefits	1,061	—
Other	2,537	7,392
Total deferred tax liabilities	$79,801	$89,343
Total net deferred tax assets (liabilities)	$22,417	$35,032
As of June 30, 2022, we have $25.9 million of U.S. net deferred tax assets. Within this amount is $46.2 million related to net operating loss, tax credit, and other carryforwards that can be used to offset future U.S. taxable income. Certain of these carryforwards will expire if they are not used within a specified timeframe. At this time, we consider it more likely than not that we will have sufficient U.S. taxable income in the future that will allow us to realize these net deferred tax assets. However, it is possible that some or all of these tax attributes could ultimately expire unused. Therefore, if we are unable to generate sufficient U.S. taxable income from our operations, a valuation allowance to reduce the U.S. net deferred tax assets may be required, which would materially increase income tax expense in the period in which the valuation allowance is recorded.
Included in deferred tax assets at June 30, 2022 is $34.9 million associated with tax credits and other carryforward items in the U.S. and Europe. Of that amount, $2.5 million expires through 2032, $4.6 million expires through 2037, $19.1 million expires through 2042, $1.5 million does not expire, and $7.2 million is amortizable over ten years.
Included in deferred tax assets at June 30, 2022 is $25.9 million associated with NOL carryforwards in U.S. state and foreign jurisdictions. Of that amount, $4.7 million expires through 2027, $2.0 million expires through 2032, $3.2 million expires through 2037, $2.2 million expires through 2042, and the remaining $13.8 million does not expire. The realization of these tax benefits is primarily dependent on future taxable income in these jurisdictions.
A valuation allowance of $14.4 million has been placed against deferred tax assets primarily in U.S. state, Brazil, Bolivia, and Russia jurisdictions, all of which would be allocated to income tax expense upon realization of the deferred tax assets. As the respective operations generate sufficient income, the valuation allowances will be partially or fully reversed at such time we believe it will be more likely than not that the deferred tax assets will be realized. In 2022, the valuation allowance related to these deferred tax assets decreased by $6.9 million.
We consider the majority of the $1.5 billion unremitted earnings of our non-U.S. subsidiaries to be permanently reinvested. With regard to these unremitted earnings, we have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested earnings is not practicable due to our legal entity structure and the complexity of U.S. and local tax laws. With regard to the small portion of unremitted earnings that are not indefinitely reinvested, we maintain a deferred tax liability for foreign withholding and U.S. state income taxes. The deferred tax liability associated with unremitted earnings of our non-U.S. subsidiaries not permanently reinvested is $7.2 million as of June 30, 2022.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalty) is as follows as of June 30:

(in thousands)	2022	2021	2020
Balance at beginning of year	$8,656	$8,680	$8,952
Increases for tax positions of prior years	105	—	—
Decreases related to lapse of statute of limitations	(779)	(229)	(214)
Foreign currency translation	(384)	205	(58)
Balance at end of year	$7,598	$8,656	$8,680
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in 2022, 2021 and 2020 is $7.6 million, $8.7 million and $8.7 million, respectively. We believe that it is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $2.0 million within the next twelve months.
Our policy is to recognize interest and penalties related to income taxes as a component of the provision for income taxes in the consolidated statements of income. We recognized an increase of $0.1 million and $1.0 million in 2022 and 2020, respectively, and a decrease of $0.2 million in 2021. As of June 30, 2022 and 2021, the amount of interest accrued was $1.4 million in both periods. As of June 30, 2022 and 2021, there was no penalty accrued.
With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2015. The Internal Revenue Service has audited or the statute of limitations has expired for all U.S. tax years prior to 2018. Various state and foreign jurisdiction tax authorities are in the process of examining our income tax returns for various tax years ranging from 2015 to 2019. We continuously review our uncertain tax positions and evaluate any potential issues that may lead to an increase or decrease in the total amount of unrecognized tax benefits recorded.

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
We have an Executive Retirement Plan for certain executives and a Supplemental Executive Retirement Plan both of which are closed to future participation as of June 15, 2017 and July 26, 2006, respectively.
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
We use a June 30 measurement date for all of our plans. During fiscal 2021, as part of the plan to wind-up the fully frozen, overfunded Canadian defined benefit pension plans, the Company purchased an upfront annuity for retirees resulting in a non-cash settlement charge of $2.8 million. The Company expects to complete the wind-up of the Canadian plans by fiscal 2024.

The funded status of our pension plans and amounts recognized in the consolidated balance sheets as of June 30 were as follows:

(in thousands)	2022	2021
Change in benefit obligation:
Benefit obligation, beginning of year	$968,725	$1,004,005
Service cost	1,117	1,685
Interest cost	22,532	23,188
Participant contributions	479	548
Actuarial gains	(170,055)	(16,794)
Benefits and expenses paid	(53,149)	(52,719)
Currency translation adjustments	(27,074)	23,276
Plan amendments	(66)	(129)
Plan settlements	(1,805)	(13,966)
Plan curtailments	(3)	(10)
Other adjustments	308	(359)
Benefit obligation, end of year	$741,009	$968,725
Change in plans' assets:
Fair value of plans' assets, beginning of year	$890,104	$876,036
Actual return on plans' assets	(133,374)	54,026
Company contributions	8,170	9,998
Participant contributions	479	548
Plan settlements	(1,805)	(13,966)
Benefits and expenses paid	(53,149)	(52,719)
Currency translation adjustments	(14,455)	16,032
Other adjustments	(5)	149
Fair value of plans' assets, end of year	$695,965	$890,104
Funded status of plans	$(45,044)	$(78,621)
Amounts recognized in the balance sheets consist of:
Long-term prepaid benefit	$66,433	$89,233
Short-term accrued benefit obligation	(6,406)	(6,918)
Accrued pension benefits	(105,071)	(160,936)
Net amount recognized	$(45,044)	$(78,621)
The pre-tax amounts related to our defined benefit pension plans recognized in accumulated other comprehensive loss were as follows at June 30:

(in thousands)	2022	2021
Unrecognized net actuarial losses	$274,416	$279,628
Unrecognized net prior service costs	1,822	2,001
Unrecognized transition obligations	158	277
Total	$276,396	$281,906
To the best of our knowledge and belief, the asset portfolios of our defined benefit pension plans do not contain our capital stock. Apart from the partial annuitization of the Canadian plans as previously mentioned, we do not issue insurance contracts to cover future annual benefits of defined benefit pension plan participants. Transactions between us and our defined benefit pension plans include the reimbursement of plan expenditures incurred by us on behalf of the plans. To the best of our knowledge and belief, the reimbursement of cost is permissible under current ERISA rules or local government law. The accumulated benefit obligation for all defined benefit pension plans was $740.4 million and $967.5 million as of June 30, 2022 and 2021, respectively.

Included in the above information are plans with accumulated benefit obligations exceeding the fair value of plan assets as of June 30 as follows:

(in thousands)	2022	2021
Projected benefit obligation	$118,199	$174,973
Accumulated benefit obligation	117,614	173,684
Fair value of plan assets	6,718	7,116
The components of net periodic pension income include the following as of June 30:

(in thousands)	2022	2021	2020
Service cost	$1,117	$1,685	$1,796
Interest cost	22,532	23,188	27,320
Expected return on plans' assets	(51,928)	(53,653)	(53,943)
Amortization of transition obligation	94	94	88
Amortization of prior service cost	13	34	50
Curtailment	(2)	(7)	(115)
Settlement	205	3,190	(51)
Recognition of actuarial losses	11,702	13,606	10,359
Other adjustments	277	(473)	288
Net periodic pension income	$(15,990)	$(12,336)	$(14,208)
As of June 30, 2022, the projected benefit payments, including future service accruals for these plans for 2023 through 2027, are $53.2 million, $54.4 million, $54.9 million, $54.5 million and $54.5 million, respectively, and $260.4 million in 2028 through 2032.
The amounts of accumulated other comprehensive loss expected to be recognized in net periodic pension cost during 2023 related to net actuarial losses are $4.5 million. The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost during 2023 related to transition obligations and prior service cost is immaterial.
We expect to contribute approximately $7.9 million to our pension plans in 2023, which is primarily for international plans.
Other Postretirement Benefit Plans
The funded status of our other postretirement benefit plans and the related amounts recognized in the consolidated balance sheets were as follows:

(in thousands)	2022	2021
Change in benefit obligation:
Benefit obligation, beginning of year	$11,383	$12,365
Interest cost	288	307
Actuarial losses	(1,402)	60
Benefits paid	(1,224)	(1,281)
Other	68	(68)
Benefit obligation, end of year	$9,113	$11,383
Funded status of plan	$(9,113)	$(11,383)
Amounts recognized in the balance sheets consist of:
Short-term accrued benefit obligation	$(1,189)	$(1,252)
Accrued postretirement benefits	(7,924)	(10,131)
Net amount recognized	$(9,113)	$(11,383)

The pre-tax amounts related to our other postretirement benefit plans which were recognized in accumulated other comprehensive loss were as follows at June 30:

(in thousands)	2022	2021
Unrecognized net actuarial losses	$2,657	$4,355
Unrecognized net prior service credits	(1,649)	(1,924)
Total	$1,008	$2,431
The components of net periodic other postretirement benefit cost include the following for the years ended June 30:

(in thousands)	2022	2021	2020
Interest cost	$288	$307	$404
Amortization of prior service credit	(276)	(276)	(276)
Recognition of actuarial loss	297	307	257
Net periodic other postretirement benefit cost	$309	$338	$385
As of June 30, 2022, the projected benefit payments, including future service accruals for our other postretirement benefit plans for 2023 through 2027, are $1.2 million, $1.1 million, $1.0 million, $0.9 million and $0.9 million, respectively, and $3.4 million in 2028 through 2032.
The amounts of accumulated other comprehensive loss expected to be recognized in net periodic pension cost during 2023 related to net actuarial losses and related to prior service credit are costs of $0.2 million and income of $0.3 million, respectively.
We expect to contribute approximately $1.2 million to our other postretirement benefit plans in 2023.
The service cost component of net periodic pension income of $1.1 million, $1.7 million and $1.8 million for 2022, 2021 and 2020, respectively, was reported as a component of cost of goods sold and operating expense. The other components of net periodic pension income and net periodic other postretirement benefit cost totaling a net benefit of $16.8 million, $13.7 million and $15.6 million for 2022, 2021 and 2020, respectively, were presented as a component of other income, net.
Assumptions
The significant actuarial assumptions used to determine the present value of net benefit obligations for our defined benefit pension plans and other postretirement benefit plans were as follows:

	2022	2021	2020
Discount Rate:
U.S. plans	4.3-5.0%	1.2-3.0%	1.6-2.9%
International plans	2.0-5.0%	0.3-3.2%	0.2-2.4%
Rates of future salary increases:
U.S. plans (Executive Retirement Plan only)	4.0%	4.0%	4.0%
International plans	1.5%	1.5%	1.5%
The significant assumptions used to determine the net periodic income for our pension and other postretirement benefit plans were as follows:

	2022	2021	2020
Discount Rate:
U.S. plans	1.2-3.0%	1.6-2.9%	2.7-3.6%
International plans	0.3-3.2%	0.2-2.4%	0.4-2.9%
Rates of future salary increases:
U.S. plans (Executive Retirement Plan only)	4.0%	4.0%	4.0%
International plans	1.5%	1.5%	1.8-3.0%
Rate of return on plans assets:
U.S. plans	6.5%	6.8%	7.0%
International plans	0.3-5.0%	0.2-5.3%	0.4-5.3%

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
The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for our postretirement benefit plans was as follows:

	2022	2021	2020
Health care costs trend rate assumed for next year	6.3%	6.5%	6.8%
Rate to which the cost trend rate gradually declines	5.0%	5.0%	5.0%
Year that the rate reaches the rate at which it is assumed to remain	2027	2027	2027
A change of one percentage point in the assumed health care cost trend rates would have an immaterial effect on both the total service and interest cost components of our other postretirement cost and other postretirement benefit obligation at June 30, 2022.
Plan Assets
The primary objective of certain of our pension plans' investment policies is to ensure that sufficient assets are available to provide the benefit obligations at the time the obligations come due. The overall investment strategy for the defined benefit pension plans' assets combines considerations of preservation of principal and moderate risk-taking. The assumption of an acceptable level of risk is warranted in order to achieve satisfactory results consistent with the long-term objectives of the portfolio. Fixed income securities comprise a significant portion of the portfolio due to their plan-liability-matching characteristics and to address the plans' cash flow requirements. Additionally, diversification of investments within each asset class is utilized to further reduce the effect of losses in single investments.
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
Our defined benefit pension plans’ asset allocations as of June 30, 2022 and 2021 and target allocations for 2023, by asset class, were as follows:

	2022	2021	Target %
Equity	14%	20%	14%
Fixed Income	82%	76%	79%
Other	4%	4%	7%
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
The following table presents the fair value of the benefit plans' assets by asset category as of June 30, 2022:

(in thousands)	Level 1	Level 2	Level 3	NAV(3)	Total
Common / collective trusts (3):
Blend funds	$—	$—	$—	$48,973	$48,973
Mutual funds	—	—	—	24,528	24,528
Corporate fixed income securities	—	379,324	—	—	379,324
Common stock	25,704	—	—	—	25,704
Government securities:
U.S. government securities	—	130,064	—	—	130,064
Foreign government securities	—	40,729	—	—	40,729
Other fixed income securities	—	20,248	—	—	20,248
Other	747	25,648	—	—	26,395
Total investments	$26,451	$596,013	$—	$73,501	$695,965
The following table presents the fair value of the benefit plans' assets by asset category as of June 30, 2021:

(in thousands)	Level 1	Level 2	Level 3	NAV(3)	Total
Common / collective trusts (3):
Blend funds	$—	$—	$—	$90,338	$90,338
Mutual funds	—	—	—	48,446	48,446
Corporate fixed income securities	—	443,948	—	—	443,948
Common stock	42,670	—	—	—	42,670
Government securities:
U.S. government securities	—	149,514	—	—	149,514
Foreign government securities	—	57,253	—	—	57,253
Other fixed income securities	—	21,107	—	—	21,107
Other	1,107	35,721	—	—	36,828
Total investments	$43,777	$707,543	$—	$138,784	$890,104
(3) Investments in common / collective trusts invest primarily in publicly traded securities and are valued using net asset value (NAV) of units of a bank collective trust. Therefore, these amounts have not been classified in the fair value hierarchy and are presented in the tables to reconcile the fair value hierarchy to the total fair value of plan assets.
Defined Contribution Plans
We sponsor several defined contribution retirement plans. Costs for defined contribution plans were $14.2 million, $13.3 million and $14.7 million in 2022, 2021 and 2020, respectively.
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

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of and changes in accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the year ended June 30, 2022 (in thousands):

Attributable to Kennametal:	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2021	$(213,172)	$(122,428)	$5,273	$(330,327)
Other comprehensive loss before reclassifications	(4,163)	(87,620)	—	(91,783)
Amounts reclassified from AOCL	8,929	—	(770)	8,159
Net other comprehensive income (loss)	4,766	(87,620)	(770)	(83,624)
AOCL, June 30, 2022	$(208,406)	$(210,048)	$4,503	$(413,951)

Attributable to noncontrolling interests:
Balance, June 30, 2021	$—	$(3,982)	$—	$(3,982)
Other comprehensive income before reclassifications	—	(3,565)	—	(3,565)
Net other comprehensive loss	—	(3,565)	—	(3,565)
AOCL, June 30, 2022	$—	$(7,547)	$—	$(7,547)
The components of and changes in AOCL were as follows, net of tax, for the year ended June 30, 2021 (in thousands):

Attributable to Kennametal:	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2020	$(232,634)	$(181,027)	$(3,581)	$(417,242)
Other comprehensive income before reclassifications	9,107	58,599	9,255	76,961
Amounts reclassified from AOCL	10,355	—	(401)	9,954
Net other comprehensive income	19,462	58,599	8,854	86,915
AOCL, June 30, 2021	$(213,172)	$(122,428)	$5,273	$(330,327)

Attributable to noncontrolling interests:
Balance, June 30, 2020	$—	$(5,909)	$—	$(5,909)
Other comprehensive income before reclassifications	—	1,927	—	1,927
Net other comprehensive income	—	1,927	—	1,927
AOCL, June 30, 2021	$—	$(3,982)	$—	$(3,982)

The components of and changes in AOCL were as follows, net of tax, for the year ended June 30, 2020 (in thousands):

Attributable to Kennametal:	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2019	$(222,270)	$(147,595)	$(3,678)	$(373,543)
Other comprehensive loss before reclassifications	(18,299)	(33,432)	(582)	(52,313)
Amounts reclassified from AOCL	7,935	—	679	8,614
Net other comprehensive (loss) income	(10,364)	(33,432)	97	(43,699)
AOCL, June 30, 2020	$(232,634)	$(181,027)	$(3,581)	$(417,242)

Attributable to noncontrolling interests:
Balance, June 30, 2019	$—	$(3,450)	$—	$(3,450)
Other comprehensive loss before reclassifications	—	(2,459)	—	(2,459)
Net other comprehensive loss	—	(2,459)	—	(2,459)
AOCL, June 30, 2020	$—	$(5,909)	$—	$(5,909)

Reclassifications out of AOCL for the years ended June 30, 2022, 2021 and 2020 consisted of the following:

	Year Ended June 30,
Details about AOCL components (in thousands)	2022	2021	2020	Affected line item in the Income Statement
(Gains) and losses on cash flow hedges:
Forward starting interest rate swaps	$(1,020)	$4,082	$2,444	Interest expense
Currency exchange contracts	—	(24)	(1,545)	Other income, net
Total before tax	(1,020)	4,058	899
Tax impact	250	(4,459)	(220)	Provision for income taxes
Net of tax	$(770)	$(401)	$679

Pension and other postretirement benefits:
Amortization of transition obligations	$94	$94	$88	Other income, net
Amortization of prior service credit	(263)	(242)	(226)	Other income, net
Recognition of actuarial losses	11,999	13,913	10,616	Other income, net
Total before tax	11,830	13,765	10,478
Tax impact	(2,901)	(3,410)	(2,543)	Provision for income taxes
Net of tax	$8,929	$10,355	$7,935

The amount of income tax allocated to each component of other comprehensive income for the year ended June 30, 2022:

(in thousands)	Pre-tax	Tax impact	Net of tax
Reclassification of unrealized gain on expired derivatives designated and qualified as cash flow hedges	$(1,020)	$250	$(770)
Unrecognized net pension and other postretirement benefit plans loss	(3,894)	(269)	(4,163)
Reclassification of net pension and other postretirement benefit plans loss	11,830	(2,901)	8,929
Foreign currency translation adjustments	(91,012)	(173)	(91,185)
Other comprehensive loss	$(84,096)	$(3,093)	$(87,189)
The amount of income tax allocated to each component of other comprehensive loss for the year ended June 30, 2021:

(in thousands)	Pre-tax	Tax impact	Net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	$12,264	$(3,009)	$9,255
Reclassification of unrealized loss (gain) on expired derivatives designated and qualified as cash flow hedges	4,058	(4,459)	(401)
Unrecognized net pension and other postretirement benefit plans gain	11,901	(2,794)	9,107
Reclassification of net pension and other postretirement benefit plans loss	13,765	(3,410)	10,355
Foreign currency translation adjustments	61,038	(510)	60,528
Other comprehensive income	$103,026	$(14,182)	$88,844
The amount of income tax allocated to each component of other comprehensive loss for the year ended June 30, 2020:

(in thousands)	Pre-tax	Tax impact	Net of tax
Unrealized loss on derivatives designated and qualified as cash flow hedges	$(771)	$189	$(582)
Reclassification of unrealized loss on expired derivatives designated and qualified as cash flow hedges	899	(220)	679
Unrecognized net pension and other postretirement benefit plans loss	(23,999)	5,700	(18,299)
Reclassification of net pension and other postretirement benefit plans loss	10,478	(2,543)	7,935
Foreign currency translation adjustments	(35,936)	45	(35,891)
Other comprehensive loss	$(49,329)	$3,171	$(46,158)

NOTE 16 — RESTRUCTURING AND RELATED CHARGES
FY20 Restructuring Actions
In the June quarter of fiscal 2019, we implemented, and in fiscal 2020 substantially completed, the FY20 Restructuring Actions associated with our simplification/modernization initiative to reduce structural costs, improve operational efficiency and position us for long-term profitable growth. Total restructuring and related charges since inception of $54.8 million were recorded for this program through June 30, 2021, consisting of: $46.6 million in Metal Cutting and $8.3 million in Infrastructure. The FY20 Restructuring Actions are considered complete.
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
Total restructuring and related charges since inception of $86.4 million, compared to a target of approximately $85 million, were recorded for this program through June 30, 2022, consisting of: $78.1 million in Metal Cutting and $8.3 million in Infrastructure. The FY21 Restructuring Actions are considered substantially complete.

Annual Restructuring Charges
During 2022, we recorded restructuring and related charges of $4.2 million, which consisted of $3.6 million in Metal Cutting and $0.6 million in Infrastructure. Of this amount, a net benefit from the reversal of restructuring charges totaled $1.2 million and restructuring-related charges of $5.5 million were included in cost of goods sold.
During 2021, we recorded restructuring and related charges of $40.4 million, which consisted of $35.6 million in Metal Cutting and $4.8 million in Infrastructure. Of this amount, restructuring charges totaled $29.6 million, of which $0.5 million was related to inventory and was recorded in cost of goods sold. Restructuring-related charges of $10.8 million were included in cost of goods sold.
During 2020, we recorded restructuring and related charges of $83.3 million which consisted of $73.7 million in Metal Cutting and $8.8 million in Infrastructure. Of this amount, restructuring charges totaled $69.2 million, of which $0.9 million was related to inventory and was recorded in cost of goods sold. Restructuring-related charges of $14.1 million were included in cost of goods sold.
As of June 30, 2022, $6.0 million of the restructuring accrual is recorded in other current liabilities and $1.9 million is recorded in other liabilities in our consolidated balance sheet. As of June 30, 2021, $19.9 million of the restructuring accrual is recorded in other current liabilities and $9.9 million is recorded in other liabilities in our consolidated balance sheet. The amounts are as follows:

(in thousands)	June 30, 2021	Expense, net	Asset Write-Down	Translation	Cash Expenditures	June 30, 2022
Severance	$29,723	$(4,628)	$—	$(1,772)	$(15,404)	$7,919
Facilities	—	3,385	(3,385)	—	—	—
Other	—	—	—	—	—	—
Total	29,723	(1,243)	(3,385)	(1,772)	(15,404)	7,919

(in thousands)	June 30, 2020	Expense	Asset Write-Down	Translation	Cash Expenditures	June 30, 2021
Severance	$47,303	$23,917	$—	$2,445	$(43,942)	$29,723
Facilities	—	5,664	(5,664)	—	—	—
Other	63	—	—	2	(65)	—
Total	47,366	29,581	(5,664)	2,447	(44,007)	29,723

NOTE 17 — FINANCIAL INSTRUMENTS
The methods used to estimate the fair value of our financial instruments are as follows:
Cash and Cash Equivalents, Revolving and Other Lines of Credit and Notes Payable The carrying amounts approximate their fair value because of the short maturity of the instruments.
Long-Term Debt, Including Current Maturities Fixed rate debt had a fair market value of $536.1 million and $644.2 million at June 30, 2022 and 2021, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of June 30, 2022 and 2021, respectively.
Interest Rate Swap Contracts During 2021, upon issuance of the Senior Unsecured Notes due 2031 (see Note 11 for more information) we settled the forward starting interest rate swap contracts used to hedge a portion of the interest rate risk related to the refinancing. The notional amount of the forward starting interest rate swap contracts at June 30, 2020 was $200.0 million. There were no interest rate swap contracts outstanding at June 30, 2022 or 2021.
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

We are exposed to counterparty credit risk for nonperformance of derivatives and, in the unlikely event of nonperformance, to market risk for changes in interest and currency exchange rates, as well as settlement risk. We manage exposure to counterparty credit risk through credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. We do not anticipate nonperformance by any of the counterparties. As of June 30, 2022 and 2021, we had no significant concentrations of credit risk.

NOTE 18 — STOCK-BASED COMPENSATION
Stock Options
Changes in our stock options for 2022 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2021	315,012	$37.83
Exercised	(6,916)	31.69
Lapsed and forfeited	(36,253)	41.84
Options outstanding, June 30, 2022	271,843	$37.45	1.9	$33
Options vested and expected to vest, June 30, 2022	271,843	$37.45	1.9	$33
Options exercisable, June 30, 2022	271,843	$37.45	1.9	$33
As of June 30, 2022 and June 30, 2021, there was no unrecognized compensation cost related to options outstanding. All options were fully vested as of June 30, 2022 and June 30, 2021.
Tax benefits relating to excess stock-based compensation deductions are presented in the consolidated statements of cash flows as operating cash inflows. Tax benefits resulting from stock-based compensation deductions were less than the amounts reported for financial reporting purposes by $0.2 million in 2022, greater than the amounts reported for financial reporting purposes by $0.7 million in 2021, and an immaterial amount in 2020.
The amount of cash received from the exercise of capital stock options during 2022, 2021 and 2020 was $0.2 million, $6.6 million and $0.9 million, respectively. The related tax benefit was zero in 2022, $0.6 million in 2021, and was immaterial in 2020. The total intrinsic value of options exercised in 2022, 2021 and 2020 was $0.1 million, $2.4 million and $0.3 million, respectively.
Restricted Stock Units – Time Vesting and Performance Vesting
Performance vesting restricted stock units are earned based on both annual and three-year performance targets. The performance and time vesting restricted stock units are subject to a service condition that requires the individual to be employed by the Company at the payment date after a three-year period, with the exception of retirement eligible grantees, who upon retirement are entitled to receive payment for any units that have been earned, including a prorated portion in the partially completed fiscal year in which the retirement occurs. Time vesting stock units are valued at the market value of the stock on the grant date. Performance vesting stock units with a market condition are valued using a Monte Carlo model.
Changes in our time vesting and performance vesting restricted stock units for 2022 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2021	500,477	$32.53	1,332,740	$31.72
Granted	108,234	36.70	532,638	36.51
Vested	(38,620)	39.69	(534,462)	32.14
Performance metric adjustments, net	(150,711)	31.18	—	—
Forfeited	(68,425)	33.43	(117,020)	32.79
Unvested, June 30, 2022	350,955	$33.44	1,213,896	$33.53

During 2022, 2021 and 2020, compensation expense related to time vesting and performance vesting restricted stock units was $20.1 million, $23.9 million and $15.3 million, respectively. Certain performance metrics were not met, resulting in an adjustment of 150,711 performance vesting stock units during 2022. As of June 30, 2022, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $23.3 million and is expected to be recognized over a weighted average period of 1.7 years.

NOTE 19— ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain sites associated with our current or former operations.
We establish and maintain accruals for certain potential environmental liabilities. At June 30, 2022 and 2021, the balances of these liabilities were $12.5 million, of which $7.9 million was current, and $14.7 million, of which $2.6 million was current, respectively. These accruals represent anticipated costs associated with the remediation of these issues and are generally not discounted.
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
Related Party Transactions Sales to affiliated companies were immaterial in 2022, 2021 and 2020. We do not have any other related party transactions that affect our operations, results of operations, cash flow or financial condition.

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

Sales to a single customer did not aggregate to five percent or more of total sales in 2022, 2021 and 2020.
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
INFRASTRUCTURE Our Infrastructure segment produces engineered tungsten carbide and ceramic components, earth-cutting tools, and advanced metallurgical powders, primarily for the energy, earthworks and general engineering end markets. These wear-resistant products include compacts, nozzles, frac seats and custom components used in oil and gas and petrochemical industries; rod blanks and abrasive water jet nozzles for general industries; earth cutting tools and systems used in underground mining, trenching and foundation drilling and road milling; tungsten carbide powders for the oil and gas, aerospace and process industries; and ceramics used by the packaging industry for metallization of films and papers. We combine deep metallurgical and engineering expertise with advanced manufacturing capabilities, such as 3D printing, to deliver solutions that drive improved productivity for our customers. Infrastructure markets its products primarily under the Kennametal® brand and sells through a direct sales force as well as through distributors.

Segment data is summarized as follows:

(in thousands)	2022	2021	2020
Sales:
Metal Cutting	$1,227,273	$1,150,746	$1,178,053
Infrastructure	785,183	690,695	707,252
Total sales	$2,012,456	$1,841,441	$1,885,305

Operating income:
Metal Cutting	$121,386	$45,855	$985
Infrastructure	98,871	59,461	23,113
Corporate	(2,117)	(3,148)	(1,846)
Total operating income	$218,140	$102,168	$22,252

Interest expense	$25,914	$46,375	$35,154
Other income, net	(14,507)	(8,867)	(14,862)
Income before income taxes	$206,733	$64,660	$1,960

Depreciation and amortization:
Metal Cutting	$87,986	$81,796	$74,664
Infrastructure	43,691	44,661	45,176
Corporate	1	31	20
Total depreciation and amortization	$131,678	$126,488	$119,860

Segment assets(4):
Metal Cutting	$1,469,835	$1,532,177	$1,452,131
Infrastructure	768,226	698,766	748,424
Corporate	335,463	434,818	837,036
Total assets	$2,573,524	$2,665,761	$3,037,591

Capital expenditures:
Metal Cutting	$64,055	$103,812	$195,167
Infrastructure	32,869	23,490	48,984
Total capital expenditures	$96,924	$127,302	$244,151
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

Geographic information for sales, based on country where the sale originated, and long-lived assets is as follows:

(in thousands)	2022	2021	2020
Sales:
United States	$797,768	$692,106	$778,054
Germany	262,764	260,792	248,796
China	234,997	242,815	214,364
Canada	94,956	79,891	90,247
India	108,695	94,966	81,366
Italy	67,930	59,955	52,699
France	47,218	45,356	45,817
United Kingdom	30,686	28,464	33,305
Other(5)	367,442	337,096	340,657
Total sales	$2,012,456	$1,841,441	$1,885,305

Total long-lived assets:
United States	$585,003	$611,724	$607,222
Germany	195,325	218,250	210,674
China	92,315	97,404	92,658
India	45,146	19,144	20,508
Israel	26,864	44,504	44,673
Canada	18,478	21,790	22,249
Other (5)	38,910	42,319	40,287
Total long-lived assets(6)	$1,002,041	$1,055,135	$1,038,271
(5) Other does not contain any country that individually exceeds 2 percent of total sales or total long-lived assets, respectively.
(6) Total long-lived assets as of June 30, 2022, 2021 and 2020 include property, plant, and equipment, net.
The following table presents Kennametal's revenue disaggregated by segment by geography:

	Metal Cutting			Infrastructure			Total Kennametal
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Americas	41%	38%	42%	59%	57%	62%	48%	45%	49%
EMEA	37	39	37	18	19	18	30	31	30
Asia Pacific	22	23	21	23	24	20	22	24	21
The following table presents Kennametal's revenue disaggregated by segment by end market:

	Metal Cutting			Infrastructure			Total Kennametal
	2022	2021	2020	2022	2021	2020	2022	2021	2020
General Engineering	56%	54%	53%	34%	35%	34%	47%	47%	46%
Transportation	27	30	27	—	—	—	17	19	17
Aerospace	9	8	12	—	—	—	6	5	7
Energy	8	8	8	29	26	28	16	15	16
Earthworks	—	—	—	37	39	38	14	14	14

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022. The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance at June 30, 2022 that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
(b)Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting is included in Item 8 of this Annual Report and incorporated herein by reference.
(c)Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of Kennametal’s internal control over financial reporting as of June 30, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this Annual Report, which is incorporated herein by reference.
(d)Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION
None.

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information regarding the executive officers of Kennametal Inc. is as follows: Name, Age, Position, and Experience during the Past Five Years (1).
Christopher Rossi, 58
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
Judith L. Bacchus, 60
Vice President and Chief Administrative Officer
Vice President and Chief Administrative Officer since May 2019; Vice President and Chief Human Resources and Corporate Relations Officer since December 2015; Vice President and Chief Human Resources Officer from June 2011 to November 2015.
Franklin Cardenas, 54
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
Sanjay Chowbey, 54
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
Michelle R. Keating, 46
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
Carlonda R. Reilly, 54
Vice President and Chief Technology Officer
Vice President and Chief Technology Officer since September 2018; Formerly, Global Technology Director in Transportation and Advanced Polymers business at DuPont (chemical company) from January 2016 to September 2018 and Global Technology Director in Building Innovations at DuPont from 2013 to January 2016.
Patrick S. Watson, 49
Vice President Finance and Chief Financial Officer
Vice President Finance and Chief Financial Officer since June 2022; Formerly, Vice President Finance and Corporate Controller, Kennametal Inc. from March 2017 to June 2022; Vice President Finance - Industrial Business from March 2014 to February 2017; Director Finance, Kennametal EMEA from August 2011 to August 2014.
John W. Witt, 43
Vice President Finance and Corporate Controller
Vice President Finance and Corporate Controller since June 2022; Formerly, Director, Internal Audit, Kennametal Inc. from April 2019 to June 2022; Assistant Corporate Controller, Kennametal Inc. from August 2018 to April 2019; Assurance Director at PricewaterhouseCoopers ("PwC") from July 2016 to August 2018 and prior to this in other roles of increasing responsibility at PwC.

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
Incorporated herein by reference is the information to be provided under the captions “Proposal I. Election of Directors” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 30, 2022 (2022 Proxy Statement). Also incorporated herein by reference is the information to be set forth under the caption “Ethics and Corporate Governance-Code of Conduct” and "Ethics and Corporate Governance-Corporate Governance" in the 2022 Proxy Statement.
The Company has a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The members of the Audit Committee are: William M. Lambert (Chair); Lorraine M. Martin; Sagar A. Patel; and Steven H. Wunning. Incorporated herein by reference is the information provided under the caption “Board of Directors and Board Committees-Committee Functions-Audit Committee” in the 2022 Proxy Statement.

ITEM 11 — EXECUTIVE COMPENSATION
Incorporated herein by reference from our 2022 Proxy Statement is the information to be set forth under the captions “Executive Compensation, Compensation Discussion and Analysis,” "Compensation Committee Report," "Analysis of Risk Inherent in our Compensation Policies and Practices," "Executive Compensation Tables," "2022 Nonqualified Deferred Compensation," "Retirement Programs" and "Potential Payments Upon Termination or Change in Control." Also incorporated herein by reference from our 2022 Proxy Statement is the information to be set forth under the captions “Board of Directors Compensation and Benefits” and “Board of Directors and Board Committees - Committee Functions - Compensation Committee Interlocks and Insider Participation."

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference from our 2022 Proxy Statement are: (i) the information to be set forth under the caption “Equity Compensation Plans,” (ii) the information to be set forth under the caption “Ownership of Capital Stock by Directors, Nominees and Executive Officers” with respect to the directors’ and officers’ shareholdings; and (iii) the information to be set forth under the caption “Principal Holders of Voting Securities” with respect to other beneficial owners.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference is the information to be set forth under the captions “Ethics and Corporate Governance-Corporate Governance-Board of Director Review and Approval of Related Person Transactions,” “Executive Compensation,” “Executive Compensation Tables” and “Ethics and Corporate Governance-Corporate Governance-Board Composition and Independence” in the 2022 Proxy Statement.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference is the information with respect to pre-approval policies set forth under the caption “Proposal II. Ratification of PricewaterhouseCoopers LLP (PCAOB ID 238) as our Independent Registered Public Accounting Firm for the Fiscal Year ending June 30, 2023-Audit Committee Pre-Approval Policy” and the information with respect to principal accountant fees and services set forth under “Proposal II. Ratification of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the Fiscal Year ending June 30, 2023-Fees and Services” to be set forth in the 2022 Proxy Statement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENNAMETAL INC.
Date: August 10, 2022	By:	/s/ John W. Witt
John W. Witt
Vice President Finance and Corporate Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CHRISTOPHER ROSSI Christopher Rossi	President and Chief Executive Officer	August 10, 2022

/s/ PATRICK S. WATSON Patrick S. Watson	Vice President and Chief Financial Officer	August 10, 2022

/s/ JOHN W. WITT John W. Witt	Vice President Finance and Corporate Controller	August 10, 2022

/s/ LAWRENCE W. STRANGHOENER Lawrence W. Stranghoener	Chairman of the Board	August 10, 2022

/s/ JOSEPH ALVARADO Joseph Alvarado	Director	August 10, 2022

/s/ CINDY L. DAVIS Cindy L. Davis	Director	August 10, 2022

/s/ WILLIAM J. HARVEY William J. Harvey	Director	August 10, 2022

/s/ WILLIAM M. LAMBERT William M. Lambert	Director	August 10, 2022

/s/ LORRAINE M. MARTIN Lorraine M. Martin	Director	August 10, 2022

/s/ SAGAR A. PATEL Sagar A. Patel	Director	August 10, 2022

/s/ STEVEN H. WUNNING Steven H. Wunning	Director	August 10, 2022

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
Schedule II—Valuation and Qualifying Accounts for the Years Ended June 30, 2022, 2021 and 2020
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

10.57
Sixth Amended and Restated Credit Agreement dated as of June 14, 2022, among Kennametal Inc. and Kennametal Europe GmbH (the “Borrowers”) and the several banks and other financial institutions or entities from time to time parties thereto (the “Lenders”), Bank of America, N.A., London Branch, as Euro Swingline Lender, PNC Bank, National Association and JPMorgan Chase Bank, N.A., as co-syndication agents, BNP Paribas, Citizens Bank, N.A., Mizuho Bank, Ltd., and U.S. Bank National Association, as co-documentation agents and Bank of America, N.A., as administrative agent.
Exhibit 10.1 of the Form 8-K filed June 15, 2022 (File No. 001-05318) is incorporated herein by reference.
10.58*	Form of Kennametal Inc. Restricted Unit Award (three-year cliff vest) (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.1 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.59*	Form of Kennametal Inc. Restricted Unit Award (two-year cliff vest) (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.2 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.60*	Form of Kennametal Inc. Cash-Settled Long-Term Incentive Award for China-based employees (two-year cliff vest) (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.3 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.61*	Form of Kennametal Inc. Restricted Unit Award for Non-Employee Directors (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.4 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.62*	Form of Kennametal Inc. Restricted Unit Award (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.5 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.63*	Form of Kennametal Inc. Cash-Settled Long-Term Incentive Award for China-based employees (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.6 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.64*	Form of Kennametal Inc. Performance Unit Award (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.65 to Form 10-K filed August 10, 2021 (File No. 001-05318) is incorporated by reference herein.
10.65*	Kennametal Inc. 2020 Stock and Incentive Plan	Appendix B of 2020 Proxy Statement filed September 15, 2020 (File No. 001-05318) is incorporated by reference herein.

21	Subsidiaries of the Registrant	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31	Certifications
31.1	Certification executed by Christopher Rossi, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.
31.2	Certification executed by Patrick S. Watson, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

32	Section 1350 Certifications
32.1
Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Christopher Rossi, President and Chief Executive Officer of Kennametal Inc.; and Patrick S. Watson, Vice President and Chief Financial Officer of Kennametal Inc.
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
(2)Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Consolidated Statements of Income for the years ended June 30, 2022, 2021 and 2020, (ii) the Consolidated Statements of Comprehensive Income for the years ended June 30, 2022, 2021 and 2020, (iii) the Consolidated Balance Sheets at June 30, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2022, 2021 and 2020 and (v) Notes to Consolidated Financial Statements for the years ended June 30, 2022, 2021 and 2020.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands) For the year ended June 30	Balance at Beginning of Year	Charges to Costs and Expenses	Recoveries	Other Adjustments		Deductions from Reserves		Balance at End of Year
2022
Allowance for doubtful accounts	$9,734	$1,242	$163	$(321)	(1)	$(1,396)	(2)	$9,422
Deferred tax asset valuation allowance	21,263	371	(4,459)	42	(1)	(2,832)	(3)	14,385
2021
Allowance for doubtful accounts	$9,430	$2,602	$635	$400	(1)	$(3,333)	(2)	$9,734
Deferred tax asset valuation allowance	16,654	4,115	—	494	(1)	—		21,263
2020
Allowance for doubtful accounts	$10,083	$2,300	$40	$(287)	(1)	$(2,706)	(2)	$9,430
Deferred tax asset valuation allowance	14,614	4,213	—	(1,216)	(1)	(957)	(3)	16,654

(1)Represents foreign currency translation adjustment.
(2)Represents uncollected accounts charged against the allowance.
(3)Represents primarily a forfeited net operating loss deduction

ITEM 16 — FORM 10-K SUMMARY
None.