Form 10-Q
period 2022-09-30
KENNAMETAL INC
filed 2022-11-03
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2022
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

As of October 31, 2022 80,576,387 shares of the Registrant’s Capital Stock, par value $1.25 per share, were outstanding.

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that do not relate strictly to historical or current facts. You can identify forward-looking statements by words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression in connection with any discussion of future operating or financial performance or events. We have also included forward-looking statements in this Quarterly Report on Form 10-Q concerning, among other things, our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position and product development. These statements are based on current estimates that involve inherent risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, our actual results could vary materially from our current expectations. There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements. They include: uncertainties related to changes in macroeconomic and/or global conditions, including as a result of increased inflation and Russia's invasion of Ukraine and the imposition of sanctions on Russia; uncertainties related to the effects of the ongoing COVID-19 pandemic, including the emergence of more contagious or virulent strains of the virus, its impacts on our business operations, financial results and financial position and on the industries in which we operate and the global economy generally, including as a result of travel restrictions, business and workforce disruptions associated with the pandemic; other economic recession or inflationary pressures; our ability to achieve all anticipated benefits of restructuring, simplification and modernization initiatives; our foreign operations and international markets, and the impact on our business of currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability, including the conflict in Ukraine; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; potential for future goodwill and other intangible asset impairment charges; our ability to protect and defend our intellectual property; continuity of information technology infrastructure; competition; our ability to retain our management and employees; demands on management resources; availability and cost of the raw materials we use to manufacture our products; product liability claims; integrating acquisitions and achieving the expected savings and synergies; global or regional catastrophic events; demand for and market acceptance of our products; business divestitures; energy costs; commodity prices; labor relations; and implementation of environmental remediation matters. We provide additional information about many of the specific risks we face in the “Risk Factors” section of our Annual Report on Form 10-K and in other periodic reports we file from time to time with the Securities and Exchange Commission. We can give no assurance that any goal or plan set forth in our forward-looking statements will be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. Except as required by law, we do not intend to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2022	2021
Sales	$494,792	$483,509
Cost of goods sold	334,824	322,759
Gross profit	159,968	160,750
Operating expense	108,278	102,694
Restructuring and asset impairment charges (Note 5)	—	190
Amortization of intangibles	3,164	3,260
Operating income	48,526	54,606
Interest expense	6,638	6,321
Other expense (income), net	1,009	(3,459)
Income before income taxes	40,879	51,744
Provision for income taxes	11,242	13,992
Net income	29,637	37,752
Less: Net income attributable to noncontrolling interests	1,441	1,554
Net income attributable to Kennametal	$28,196	$36,198
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings per share	$0.35	$0.43
Diluted earnings per share	$0.34	$0.43
Basic weighted average shares outstanding	81,544	83,880
Diluted weighted average shares outstanding	82,165	84,751

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2022	2021
Net income	$29,637	$37,752
Other comprehensive income (loss), net of tax
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	(192)	(192)
Unrecognized net pension and other postretirement benefit plans gain	3,324	1,904
Reclassification of net pension and other postretirement benefit plans loss	806	2,215
Foreign currency translation adjustments	(52,949)	(16,476)
Total other comprehensive loss, net of tax	(49,011)	(12,549)
Total comprehensive (loss) income	(19,374)	25,203
Less: comprehensive (loss) income attributable to noncontrolling interests	(324)	1,099
Comprehensive (loss) income attributable to Kennametal Shareholders	$(19,050)	$24,104
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	September 30, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$64,568	$85,586
Accounts receivable, less allowance for doubtful accounts of $9,082 and $9,422, respectively	278,716	295,346
Inventories (Note 8)	591,470	570,836
Other current assets	76,732	72,940
Total current assets	1,011,486	1,024,708
Property, plant and equipment:
Land and buildings	409,533	410,039
Machinery and equipment	1,868,682	1,904,872
Less accumulated depreciation	(1,305,685)	(1,312,870)
Property, plant and equipment, net	972,530	1,002,041
Other assets:
Goodwill (Note 16)	257,949	264,230
Other intangible assets, less accumulated amortization of $161,057 and $160,699, respectively (Note 16)	101,573	105,725
Operating lease right-of-use assets	43,823	47,206
Deferred income taxes	52,895	54,602
Other	75,952	75,012
Total other assets	532,192	546,775
Total assets	$2,516,208	$2,573,524
LIABILITIES
Current liabilities:
Revolving and other lines of credit and notes payable (Note 10)	$85,239	$21,186
Current operating lease liabilities	11,872	12,387
Accounts payable	205,940	227,887
Accrued income taxes	38,637	29,476
Accrued expenses	40,826	56,310
Other current liabilities	114,974	138,403
Total current liabilities	497,488	485,649
Long-term debt, less current maturities (Note 9)	594,566	594,364
Operating lease liabilities	32,464	35,342
Deferred income taxes	31,174	32,185
Accrued pension and postretirement benefits	107,048	112,995
Accrued income taxes	322	6,369
Other liabilities	14,801	15,373
Total liabilities	1,277,863	1,282,277
Commitments and contingencies
EQUITY (Note 14)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 81,020 and 81,337 shares issued, respectively	101,095	101,671
Additional paid-in capital	478,930	494,202
Retained earnings	1,082,575	1,070,655
Accumulated other comprehensive loss	(461,197)	(413,951)
Total Kennametal Shareholders’ Equity	1,201,403	1,252,577
Noncontrolling interests	36,942	38,670
Total equity	1,238,345	1,291,247
Total liabilities and equity	$2,516,208	$2,573,524
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2022	2021
OPERATING ACTIVITIES
Net income	$29,637	$37,752
Adjustments to reconcile to cash from operations:
Depreciation	29,459	29,124
Amortization	3,164	3,260
Stock-based compensation expense	8,282	7,202
Restructuring and asset impairment charges (Note 5)	—	28
Deferred income taxes	64	171
Other	(2,406)	(370)
Changes in certain assets and liabilities:
Accounts receivable	5,303	19,340
Inventories	(38,499)	(34,355)
Accounts payable and accrued liabilities	(42,145)	(43,677)
Accrued income taxes	1,552	5,835
Accrued pension and postretirement benefits	(2,482)	(7,156)
Other	(2,677)	(1,351)
Net cash flow (used in) provided by operating activities	(10,748)	15,803
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(29,484)	(17,844)
Disposals of property, plant and equipment	202	393
Other	(12)	37
Net cash flow used in investing activities	(29,294)	(17,414)
FINANCING ACTIVITIES
Net increase (decrease) in notes payable	3,388	(7,997)
Net increase in revolving and other lines of credit	60,900	—
Purchase of capital stock	(19,376)	(12,909)
The effect of employee benefit and stock plans and dividend reinvestment	(4,757)	(6,317)
Cash dividends paid to Shareholders	(16,273)	(16,737)
Other	(757)	21
Net cash flow provided by (used in) financing activities	23,125	(43,939)
Effect of exchange rate changes on cash and cash equivalents	(4,101)	(1,181)
CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(21,018)	(46,731)
Cash and cash equivalents, beginning of period	85,586	154,047
Cash and cash equivalents, end of period	$64,568	$107,316
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION
The condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, which include our accounts and those of our subsidiaries in which we have a controlling interest, should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “2022 Annual Report”). The condensed consolidated balance sheet as of June 30, 2022 was derived from the audited balance sheet included in our 2022 Annual Report. The interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the three months ended September 30, 2022 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2023 is to the fiscal year ending June 30, 2023. When used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “the Company,” “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

2.SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
(in thousands)	2022	2021
Cash paid during the period for:
Interest	$5,143	$4,966
Income taxes	9,626	7,986
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	(8,708)	(800)

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
Level 3: Inputs that are unobservable.
As of September 30, 2022, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$230	$—	$230
Total assets at fair value	$—	$230	$—	$230

Liabilities:
Derivatives (1)	$—	$147	$—	$147
Total liabilities at fair value	$—	$147	$—	$147

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2022, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$176	$—	$176
Total assets at fair value	$—	$176	$—	$176

Liabilities:
Derivatives (1)	$—	$574	$—	$574
Total liabilities at fair value	$—	$574	$—	$574
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
There were no derivatives designated as hedging instruments as of September 30, 2022 and June 30, 2022. The fair value of derivatives not designated as hedging instruments in the condensed consolidated balance sheets are as follows:

(in thousands)	September 30, 2022	June 30, 2022
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	$230	$176
Other current liabilities - currency forward contracts	(147)	(574)
Total derivatives not designated as hedging instruments	83	(398)
Total derivatives	$83	$(398)
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

	Three Months Ended September 30,
(in thousands)	2022	2021
Other expense (income), net - currency forward contracts	$(306)	$140

NET INVESTMENT HEDGES
As of September 30, 2022 and June 30, 2022, we had certain foreign currency-denominated intercompany loans payable with total aggregate principal amounts of zero and €13.0 million, respectively, designated as net investment hedges to hedge the foreign exchange exposure of our net investment in our Euro-based subsidiaries. Gains of $1.7 million and $1.3 million were recorded as a component of foreign currency translation adjustments in other comprehensive income for the three months ended September 30, 2022 and 2021, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    RESTRUCTURING AND RELATED CHARGES
We recorded no restructuring and related charges for the three months ended September 30, 2022. For the three months ended September 30, 2021, we recorded restructuring and related charges of $1.2 million, which consisted of charges of $1.2 million in Metal Cutting and an immaterial amount in Infrastructure. Of this amount, restructuring charges were $0.2 million and restructuring-related charges were $1.1 million (included in cost of goods sold) for the three months ended September 30, 2021.
As of September 30, 2022, $4.5 million and $1.5 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively, in our condensed consolidated balance sheet. As of June 30, 2022, $6.0 million and $1.9 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively. The amounts are as follows:

(in thousands)	June 30, 2022	Expense	Asset Write-Down	Translation	Cash Expenditures	September 30, 2022
Severance	$7,919	$—	$—	$(426)	$(1,486)	$6,007
Total	$7,919	$—	$—	$(426)	$(1,486)	$6,007

6.    STOCK-BASED COMPENSATION
Stock Options
Changes in our stock options for the three months ended September 30, 2022 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2022	271,843	$37.45
Exercised	—	—
Lapsed or forfeited	(31,163)	36.76
Options outstanding, September 30, 2022	240,680	$37.54	1.9	$—
Options vested, September 30, 2022	240,680	$37.54	1.9	$—
Options exercisable, September 30, 2022	240,680	$37.54	1.9	$—
As of September 30, 2022 and June 30, 2022, there was no unrecognized compensation cost related to options outstanding, and all options were fully vested as of September 30, 2022 and 2021.
There was no cash received from the exercise of options during the three months ended September 30, 2022 and 2021. The total intrinsic value of options exercised was zero during the three months ended September 30, 2022 and immaterial during the three months ended September 30, 2021.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Units – Performance Vesting and Time Vesting
Changes in our performance vesting and time vesting restricted stock units for the three months ended September 30, 2022 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2022	350,955	$33.44	1,213,896	$33.53
Granted	189,469	27.27	693,410	27.24
Vested	—	—	(499,717)	32.10
Performance metric adjustments, net	(52,111)	27.58	—	—
Forfeited	—	—	(12,823)	32.14
Unvested, September 30, 2022	488,313	$31.67	1,394,766	$30.93
During the three months ended September 30, 2022 and 2021, compensation expense related to time vesting and performance vesting restricted stock units was $7.8 million and $7.0 million, respectively. Performance vesting stock units were adjusted by 52,111 units during the three months ended September 30, 2022 related to the fiscal 2022 performance year. As of September 30, 2022, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $38.7 million and is expected to be recognized over a weighted average period of 2.1 years.

7.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The table below summarizes the components of net periodic pension income:

	Three Months Ended September 30,
(in thousands)	2022	2021
Service cost	$238	$286
Interest cost	8,040	5,659
Expected return on plan assets	(10,026)	(13,037)
Amortization of transition obligation	21	24
Amortization of prior service cost	2	3
Recognition of actuarial losses	1,105	2,970
Net periodic pension income	$(620)	$(4,095)
The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended September 30,
(in thousands)	2022	2021
Interest cost	$104	$72
Amortization of prior service credit	(68)	(69)
Recognition of actuarial loss	48	74
Net periodic other postretirement benefit cost	$84	$77
The service cost component of net periodic pension income is reported as a component of cost of goods sold and operating expense. All other components of net periodic pension income and net periodic other postretirement benefit cost are reported as a component of other expense (income), net.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 40 percent and 39 percent of total inventories at September 30, 2022 and June 30, 2022, respectively. Inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year; therefore, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs and are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

(in thousands)	September 30, 2022	June 30, 2022
Finished goods	$331,354	$316,936
Work in process and powder blends	243,394	231,214
Raw materials	101,293	107,024
Inventories at current cost	676,041	655,174
Less: LIFO valuation	(84,571)	(84,338)
Total inventories	$591,470	$570,836

9.    LONG-TERM DEBT
Fixed rate debt had a fair market value of $505.3 million and $536.1 million at September 30, 2022 and June 30, 2022, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of September 30, 2022 and June 30, 2022, respectively.

10.    REVOLVING AND OTHER LINES OF CREDIT AND NOTES PAYABLE
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
As of September 30, 2022, we were in compliance with all the covenants of the Credit Agreement and we had $79.9 million of borrowings outstanding and $620.1 million of additional availability. We had $19.0 million of borrowings outstanding as of June 30, 2022.
Borrowings on other lines of credit and notes payable were $5.3 million and $2.2 million at September 30, 2022 and June 30, 2022, respectively.

11.     ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain sites associated with our current or former operations.
We establish and maintain accruals for estimated liabilities associated with certain environmental matters. At September 30, 2022, the balance of such accruals was $12.3 million, of which $7.9 million was current. At June 30, 2022, the balance was $12.5 million, of which $7.9 million was current. These accruals are generally not discounted.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We record a loss contingency when the available information indicates it is probable that we have incurred a liability and the amount of the loss is reasonably estimable. The likelihood of a loss with respect to a particular environmental matter is often difficult to predict, and determining a meaningful estimate of the loss or a range of loss may not be practicable based on information available. When a material loss contingency is probable but a reasonable estimate cannot be made, or when a material loss contingency is at least reasonably possible, disclosure is provided. The accruals we have established for estimated environmental liabilities represent our best current estimate of the probable and reasonably estimable costs of addressing identified environmental situations, based on our review of currently available evidence, and taking into consideration our prior experience in remediation and that of other companies, as well as public information released by the United States Environmental Protection Agency (USEPA), other governmental agencies and by the Potentially Responsible Party (PRP) groups in which we are participating. The accrued liabilities for all environmental concerns could change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, technological changes, discovery of new information, the financial strength of other PRPs, the identification of new PRPs and the involvement of and direction taken by the government or the courts on these matters.
Among other environmental laws, we are subject to the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA), under which we have been identified by the USEPA or other third party as a PRP with respect to environmental remedial costs at certain Superfund sites. We have evaluated our claims and estimated liability associated with these sites based upon the best information currently available to us. We believe our environmental accruals are adequate to cover our portion of the environmental remedial costs at the sites where we have been designated a PRP, to the extent these expenses are probable and reasonably estimable.

12.     INCOME TAXES
The effective income tax rates for the three months ended September 30, 2022 and 2021 were 27.5 percent and 27.0 percent, respectively. The year-over-year change is due primarily to geographical mix.
Swiss tax reform
Swiss tax reform legislation was effectively enacted during the December quarter of fiscal 2020 when the Canton of Schaffhausen approved the Federal Act on Tax Reform and AHV Financing on October 8, 2019 (Swiss tax reform). Significant changes from Swiss tax reform include the abolishment of certain favorable tax regimes and the creation of a multi-year transitional period at both the federal and cantonal levels. The transitional provisions of Swiss tax reform allow companies to utilize a combination of lower tax rates and tax basis adjustments to fair value, which are used for tax depreciation and amortization purposes resulting in deductions over the transitional period. To reflect the federal and cantonal transitional provisions, as they apply to us, we recorded a deferred tax asset of $14.5 million during the three months ended December 31, 2020. We consider the deferred tax asset from Swiss tax reform to be an estimate based on our current interpretation of the legislation, which is subject to change based on further legislative guidance, review with the Swiss federal and cantonal authorities, and modifications to the underlying valuation. We anticipate finalization of the deferred tax asset within the next three months.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides the computation of diluted shares outstanding for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
(in thousands)	2022	2021
Weighted-average shares outstanding during the period	81,544	83,880
Add: Unexercised stock options and unvested restricted stock units	621	871
Number of shares on which diluted earnings per share is calculated	82,165	84,751
Unexercised stock options with an exercise price greater than the average market price and restricted stock units not included in the computation because they were anti-dilutive	1,249	482

14.    EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the three months ending September 30, 2022 and 2021 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2022	$101,671	$494,202	$1,070,655	$(413,951)	$38,670	$1,291,247
Net income	—	—	28,196	—	1,441	29,637
Other comprehensive loss	—	—	—	(47,246)	(1,765)	(49,011)
Dividend reinvestment	2	44	—	—	—	46
Capital stock issued under employee benefit and stock plans(3)	454	3,028	—	—	—	3,482
Purchase of capital stock	(1,032)	(18,344)	—	—	—	(19,376)
Cash dividends ($0.20 per share)	—	—	(16,276)	—	—	(16,276)
Cash dividends to non-controlling interests	—	—	—	—	(1,404)	(1,404)
Total equity, September 30, 2022	$101,095	$478,930	$1,082,575	$(461,197)	$36,942	$1,238,345

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2021	$104,518	$562,820	$992,597	$(330,327)	$38,597	$1,368,205
Net income	—	—	36,198	—	1,554	37,752
Other comprehensive loss	—	—	—	(12,094)	(455)	(12,549)
Dividend reinvestment	2	46	—	—	—	48
Capital stock issued under employee benefit and stock plans(3)	447	392	—	—	—	839
Purchase of capital stock	(440)	(12,468)	—	—	—	(12,908)
Cash dividends ($0.20 per share)	—	—	(16,740)	—	—	(16,740)
Total equity, September 30, 2021	$104,527	$550,790	$1,012,055	$(342,421)	$39,696	$1,364,647
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

15.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of, and changes in, accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the three months ended September 30, 2022:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2022	$(208,406)	$(210,048)	$4,503	$(413,951)
Other comprehensive income (loss) before reclassifications	3,324	(51,184)	—	(47,860)
Amounts reclassified from AOCL	806	—	(192)	614
Net other comprehensive income (loss)	4,130	(51,184)	(192)	(47,246)
AOCL, September 30, 2022	$(204,276)	$(261,232)	$4,311	$(461,197)

Attributable to noncontrolling interests:
Balance, June 30, 2022	$—	$(7,547)	$—	$(7,547)
Other comprehensive loss before reclassifications	—	(1,765)	—	(1,765)
Net other comprehensive loss	—	(1,765)	—	(1,765)
AOCL, September 30, 2022	$—	$(9,312)	$—	$(9,312)

The components of, and changes in, AOCL were as follows, net of tax, for the three months ended September 30, 2021:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2021	$(213,172)	$(122,428)	$5,273	$(330,327)
Other comprehensive income (loss) before reclassifications	1,904	(16,021)	—	(14,117)
Amounts reclassified from AOCL	2,215	—	(192)	2,023
Net other comprehensive income (loss)	4,119	(16,021)	(192)	(12,094)
AOCL, September 30, 2021	$(209,053)	$(138,449)	$5,081	$(342,421)

Attributable to noncontrolling interests:
Balance, June 30, 2021	$—	$(3,982)	$—	$(3,982)
Other comprehensive loss before reclassifications	—	(455)	—	(455)
Net other comprehensive loss	—	(455)	—	(455)
AOCL, September 30, 2021	$—	$(4,437)	$—	$(4,437)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications out of AOCL for the three months ended September 30, 2022 and 2021 consisted of the following:

	Three Months Ended September 30,
(in thousands)	2022	2021	Affected line item in the Income Statement
Gains on cash flow hedges:
Forward starting interest rate swaps	$(255)	$(255)	Interest expense
Total before tax	(255)	(255)
Tax impact	63	63	Provision for income taxes
Net of tax	$(192)	$(192)

Pension and other postretirement benefits:
Amortization of transition obligations	$21	$24	Other income, net
Amortization of prior service credit	(66)	(66)	Other income, net
Recognition of actuarial losses	1,153	3,044	Other income, net
Total before tax	1,108	3,002
Tax impact	(302)	(787)	Provision for income taxes
Net of tax	$806	$2,215

The amount of income tax allocated to each component of other comprehensive loss for the three months ended September 30, 2022 and 2021 were as follows:

		2022			2021
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	$(255)	$63	$(192)	$(255)	$63	$(192)
Unrecognized net pension and other postretirement benefit plans gain	4,479	(1,155)	3,324	2,598	(694)	1,904
Reclassification of net pension and other postretirement benefit plans loss	1,108	(302)	806	3,002	(787)	2,215
Foreign currency translation adjustments	(52,799)	(150)	(52,949)	(16,457)	(19)	(16,476)
Other comprehensive loss	$(47,467)	$(1,544)	$(49,011)	$(11,112)	$(1,437)	$(12,549)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.    GOODWILL AND OTHER INTANGIBLE ASSETS
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such carrying amounts, is as follows:

(in thousands)	Metal Cutting	Infrastructure	Total
Gross goodwill	$441,891	$633,211	$1,075,102
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2022	$264,230	$—	$264,230

Activity for the three months ended September 30, 2022:
Change in gross goodwill due to translation	(6,281)	—	(6,281)

Gross goodwill	435,610	633,211	1,068,821
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of September 30, 2022	$257,949	$—	$257,949
The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	September 30, 2022		June 30, 2022
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology-based and other	4 to 20	$30,907	$(22,242)	$31,592	$(22,734)
Customer-related	10 to 21	178,151	(104,948)	180,263	(104,698)
Unpatented technology	10 to 30	31,564	(23,396)	31,807	(22,950)
Trademarks	5 to 20	12,283	(10,471)	12,403	(10,317)
Trademarks	Indefinite	9,725	—	10,359	—
Total		$262,630	$(161,057)	$266,424	$(160,699)

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
Our sales and operating income by segment are as follows:

	Three Months Ended September 30,
(in thousands)	2022	2021
Sales:
Metal Cutting	$299,936	$298,430
Infrastructure	194,856	185,079
Total sales	$494,792	$483,509
Operating income:
Metal Cutting	$28,605	$29,164
Infrastructure	20,787	26,036
Corporate	(866)	(594)
Total operating income	48,526	54,606
Interest expense	6,638	6,321
Other expense (income), net	1,009	(3,459)
Income before income taxes	$40,879	$51,744
The following table presents Kennametal's revenue disaggregated by geography:

	Three Months Ended
	September 30, 2022			September 30, 2021
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	45%	62%	51%	40%	58%	47%
EMEA	33	16	27	38	19	31
Asia Pacific	22	22	22	22	23	22
The following tables presents Kennametal's revenue disaggregated by end market:

	Three Months Ended September 30, 2022
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	56%	32%	46%
Transportation	27	—	16
Aerospace	10	—	6
Energy	7	32	17
Earthworks	—	36	15

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended September 30, 2021
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	56%	35%	48%
Transportation	28	—	17
Aerospace	9	—	5
Energy	7	29	16
Earthworks	—	36	14

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
Our sales of $494.8 million for the quarter ended September 30, 2022 increased 2 percent year-over-year, reflecting 9 percent organic sales growth, partially offset by an unfavorable foreign currency effect of 7 percent.
Operating income was $48.5 million compared to $54.6 million in the prior year quarter. The year-over-year decrease of $6.1 million was due primarily to favorable pricing, higher sales volumes and favorable product mix which were more than offset by higher raw material costs of approximately $17 million, higher costs, foreign currency exchange headwinds of approximately $6 million and approximately $5 million from temporary supply chain disruptions. Operating margin was 9.8 percent compared to 11.3 percent in the prior year quarter. The Metal Cutting and Infrastructure segments had operating margins of 9.5 percent and 10.7 percent, respectively, for the quarter ended September 30, 2022.
On March 11, 2020, the World Health Organization declared the Coronavirus Disease 2019 (COVID-19) a pandemic bringing significant uncertainty in our end markets and operations. Since then, many jurisdictions have eased stay-at-home, social distancing, and various other restrictions as the administration and acceptance of vaccines has increased. Alternatively, strict restrictions, including lockdowns, and elevated infection rates continue to exist in various regions. The restrictions in China, temporary labor shortages due to COVID-19 related absenteeism in certain regions and other supply chain challenges have created significant operating constraints on our business.
Russia's invasion of Ukraine in February 2022 has resulted in the imposition of economic sanctions on Russia by the United States, Canada, the European Union and other countries. We have experienced increased costs for energy and raw materials and other supply chain issues due, in part, to the negative impact of the conflict on the global economy. During the March quarter of 2022, the Company ceased operations in Russia and subsequently decided to liquidate its legal entity in Russia, which is expected to be completed during fiscal 2023.
In addition, our business has been negatively affected by foreign currency exchange and inflationary headwinds. We have been able to partially mitigate the effects of inflation, foreign currency exchange challenges and other disruptions through price increases on our products. We cannot predict the ultimate effect of these issues on our business, operating results or financial condition, but we will continue to monitor macroeconomic conditions and attempt to mitigate the negative effect to the extent possible.
For the three months ended September 30, 2022, the Company repurchased $19 million of Kennametal common stock under its $200 million three-year program. Inception-to-date the Company has repurchased $105 million of Kennametal common stock.
The Company paid $16 million in cash dividends to Kennametal shareholders during the quarter. The Company has a long history of consistently paying dividends to shareholders since its listing on the New York Stock Exchange in 1967.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Current quarter earnings per diluted share (EPS) was $0.34. EPS of $0.43 in the prior year quarter was unfavorably affected by restructuring and related charges of $0.01 per share.
Net cash flow used in operating activities was $10.7 million during the three months ended September 30, 2022 compared to net cash flow provided by operating activities of $15.8 million during the prior year quarter. Capital expenditures were $29.5 million and $17.8 million during the three months ended September 30, 2022 and 2021, respectively.

RESULTS OF CONTINUING OPERATIONS
SALES
Sales for the three months ended September 30, 2022 were $494.8 million, an increase of $11.3 million, or 2 percent, from $483.5 million in the prior year quarter. The increase in sales was driven by organic growth of 9 percent, partially offset by an unfavorable foreign currency effect of 7 percent.
Our sales growth (decline) by end market and region are as follows:

	Three Months Ended September 30, 2022
(in percentages)	As Reported	Constant Currency
End market sales growth (decline):
Aerospace	18%	25%
Energy	11	15
Earthworks	6	11
General engineering	(1)	5
Transportation	(3)	6
Regional sales growth (decline):
Americas	12%	13%
Asia Pacific	—	7
Europe, the Middle East and Africa (EMEA)	(11)	4
GROSS PROFIT
Gross profit for the three months ended September 30, 2022 was $160.0 million, a decrease of $0.8 million from $160.8 million in the prior year quarter. The decrease was due primarily to favorable pricing, higher sales volumes and favorable product mix which were more than offset by higher raw material costs of approximately $17 million, higher costs, foreign currency exchange headwinds of approximately $12 million and approximately $5 million from temporary supply chain disruptions. Operating margin was 9.8 percent compared to 11.3 percent in the prior year quarter. Gross profit margin for the three months ended September 30, 2022 was 32.3 percent, as compared to 33.2 percent in the prior year quarter.
OPERATING EXPENSE
Operating expense for the three months ended September 30, 2022 was $108.3 million compared to $102.7 million for the three months ended September 30, 2021. The year-over-year change is due primarily to an increase in travel and higher salaries.
Research and development expenses included in operating expense totaled $10.6 million and $10.2 million for the three months ended September 30, 2022 and 2021, respectively.
INTEREST EXPENSE
Interest expense for the three months ended September 30, 2022 increased to $6.6 million compared to $6.3 million for the three months ended September 30, 2021.
OTHER EXPENSE/INCOME, NET
Other expense for the three months ended September 30, 2022 was $1.0 million compared to other income of $3.5 million during the three months ended September 30, 2021. The year-over-year change is due primarily to lower net periodic pension income in the current year.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PROVISION FOR INCOME TAXES
The effective income tax rates for the three months ended September 30, 2022 and 2021 were 27.5 percent and 27.0 percent, respectively. The year-over-year change is due primarily to geographical mix.

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
Our sales and operating income by segment are as follows:

	Three Months Ended September 30,
(in thousands)	2022	2021
Sales:
Metal Cutting	$299,936	$298,430
Infrastructure	194,856	185,079
Total sales	$494,792	$483,509
Operating income:
Metal Cutting	$28,605	$29,164
Infrastructure	20,787	26,036
Corporate	(866)	(594)
Total operating income	48,526	54,606
Interest expense	6,638	6,321
Other expense (income), net	1,009	(3,459)
Income before income taxes	$40,879	$51,744
METAL CUTTING

	Three Months Ended September 30,
(in thousands, except operating margin)	2022	2021
Sales	$299,936	$298,430
Operating income	28,605	29,164
Operating margin	9.5%	9.8%

Three Months Ended September 30, 2022
(in percentages)
Organic sales growth	9%
Foreign currency exchange effect(1)	(8)
Sales growth	1%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three Months Ended September 30, 2022
(in percentages)	As Reported	Constant Currency
End market sales growth (decline):
Aerospace	18%	25%
General engineering	—	8
Transportation	(3)	6
Energy	(3)	4
Regional sales growth (decline):
Americas	12%	13%
Asia Pacific	(1)	6
EMEA	(11)	5
For the three months ended September 30, 2022, Metal Cutting sales increased 1 percent from the prior year quarter. The increase in sales was driven by organic growth of 9 percent, partially offset by an unfavorable foreign currency effect of 8 percent. Aerospace end market sales increased in all regions as global travel levels and airplane manufacturing continue to recover, despite ongoing supply chain issues on certain components. Energy sales increased in the Americas and Asia Pacific, excluding the impact from foreign currency exchange, as economic activity improves and countries develop alternative supply chains in response to the Russia sanctions, partially offset by a decrease in EMEA. Sales in our general engineering end market increased in all regions, excluding the impact from foreign currency exchange, as manufacturing activity continues to recover from the COVID-19 pandemic and strong underlying demand continues, though inflation and supply chain challenges mitigated growth. Transportation end market sales increased in all regions, excluding the impact from foreign currency exchange, due to improved automotive manufacturing levels and continued strong underlying demand. On a regional basis, the sales increase in the Americas was driven by increases in all end markets. The sales increase in EMEA, excluding the impact from foreign currency exchange, was driven by increases in the aerospace, general engineering, and transportation end markets, partially offset by a decrease in the energy end market. The sales increase in Asia Pacific, excluding the impact from foreign currency exchange, was driven by increases in all end markets.
For the three months ended September 30, 2022, Metal Cutting operating income was $28.6 million compared to $29.2 million in the prior year quarter. The year-over-year change was due primarily to favorable pricing, higher sales volumes and favorable product mix which were more than offset by higher raw material costs of approximately $5 million, foreign currency exchange headwinds of approximately $5 million, higher costs and temporary supply chain disruptions.
INFRASTRUCTURE

	Three Months Ended September 30,
(in thousands)	2022	2021
Sales	$194,856	$185,079
Operating income	20,787	26,036
Operating margin	10.7%	14.1%

Three Months Ended September 30, 2022
(in percentages)
Organic sales growth	10%
Foreign currency exchange effect(1)	(5)
Sales growth	5%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three Months Ended September 30, 2022
(in percentages)	As Reported	Constant Currency
End market sales growth (decline):
Energy	17%	20%
Earthworks	6	11
General engineering	(5)	—
Regional sales growth (decline):
Americas	13%	13%
Asia Pacific	3	8
EMEA	(14)	—
For the three months ended September 30, 2022, Infrastructure sales increased by 5 percent from the prior year quarter. The increase in sales was driven by organic growth of 10 percent, partially offset by an unfavorable foreign currency effect of 5 percent. Energy end market sales increased as U.S. oil and gas contributed to the year-over-year and as land rig counts continue to increase. Earthworks end market sales increased primarily due to growth in mining and construction. General engineering end market sales were flat year over year, excluding the impact from foreign currency exchange, driven by decreases in EMEA and the Americas, offset by an increase in Asia Pacific. On a regional basis, the sales increase in the Americas was driven by increases in the energy and earthworks end markets, partially offset by a decline in general engineering due to the loss of a customer who elected to insource production. The sales in EMEA were flat year over year, excluding the impact from foreign currency exchange, due to an increase in the earthworks end market offset with a decrease in general engineering due to order timing. The sales increases in Asia Pacific were driven by increases in the earthworks and general engineering end markets, partially offset by a decline in the energy end market.
For the three months ended September 30, 2022, Infrastructure operating income was $20.8 million compared to $26.0 million in the prior year quarter. The year-over-year change was due primarily to favorable pricing, higher sales volumes and favorable product mix which were more than offset by higher raw material costs of approximately $13 million, higher costs, temporary supply chain disruptions and foreign currency exchange headwinds of approximately $1 million.
CORPORATE

	Three Months Ended September 30,
(in thousands)	2022	2021
Corporate expense	$(866)	$(594)
For the three months ended September 30, 2022, Corporate expense increased by $0.3 million from the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations is the primary source of funding for our capital expenditures. For the three months ended September 30, 2022, cash flow used in operating activities was $10.7 million.

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
As of September 30, 2022, we were in compliance with all the covenants of the Credit Agreement and we had $79.9 million of borrowings outstanding and $620.1 million of additional availability. We had $19.0 million of borrowings outstanding as of June 30, 2022.
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
In 2012, we received an assessment from the Italian tax authority that denied certain tax deductions primarily related to our 2008 tax return. Attempts at negotiating a reasonable settlement with the tax authority were unsuccessful; and as a result, we decided to litigate the matter. While the outcome of the litigation is still pending, the tax authority served notice in the September quarter of fiscal 2020 requiring payment in the amount of €36 million. Accordingly, we requested and were granted a stay and are not currently required to make a payment in connection with this assessment. We continue to believe that the assessment is baseless and accordingly, no income tax liability has been recorded in connection with this assessment in any period. However, if the Italian tax authority were to be successful in litigation, settlement of the amount alleged by the Italian tax authority would result in an increase to income tax expense by as much as €36.7 million, or $35.8 million, including penalties and interest of €22.0 million, or $21.4 million.
At September 30, 2022, cash and cash equivalents were $64.6 million, Total Kennametal Shareholders' equity was $1,201.4 million and total debt was $679.8 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers. There have been no material changes in our contractual obligations and commitments since June 30, 2022.
Cash Flow Used in/Provided by Operating Activities
During the three months ended September 30, 2022, cash flow used in operating activities was $10.7 million, compared to cash flow provided by operating activities of $15.8 million for the prior year period. Cash flow used in operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $68.2 million and changes in certain assets and liabilities netting to an outflow of $78.9 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $42.1 million, an increase in inventories of $38.5 million due to higher material costs, lengthening supply chains and higher sales volumes and a decrease in accrued pension and postretirement benefits of $2.5 million. Partially offsetting these cash outflows was a decrease in accounts receivable of $5.3 million and an increase in accrued income taxes of $1.6 million.
During the three months ended September 30, 2021, cash flow provided by operating activities was $15.8 million and consisted of net income and non-cash items amounting to an inflow of $77.2 million and changes in certain assets and liabilities netting to an outflow of $61.4 million. Contributing to the changes in certain assets and liabilities were an increase in accrued income taxes of $5.8 million and a decrease in accounts receivable of $19.3 million. Offsetting these cash inflows were a decrease in accrued pension and postretirement benefits of $7.2 million, an increase in inventories of $34.4 million, a decrease in accounts payable and accrued liabilities of $43.7 million and an increase in other of $1.4 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flow Used in Investing Activities
Cash flow used in investing activities was $29.3 million for the three months ended September 30, 2022, compared to $17.4 million for the prior year period. During the current year period, cash flow used in investing activities primarily included capital expenditures, net of $29.3 million, which consisted primarily of equipment upgrades, partially offset by disposals of property, plant, and equipment of $0.2 million.
Cash flow used in investing activities was $17.4 million for the three months ended September 30, 2021 and primarily included capital expenditures, net of $17.5 million, which consisted primarily of expenditures related to our simplification/modernization initiatives and equipment upgrades.
Cash Flow Provided by/Used in Financing Activities
Cash flow provided by financing activities was $23.1 million for the three months ended September 30, 2022 compared to cash flow used in financing activities of $43.9 million in the prior year period. During the current year period, cash flow provided by financing activities included $60.9 million of borrowings under the Credit Agreement and a $3.4 million increase in notes payable, partially offset by $19.4 million in common shares repurchased, $16.3 million of cash dividends paid to Kennametal Shareholders and $4.8 million of the effect of employee benefit and stock plans and dividend reinvestment.
Cash flow used in financing activities was $43.9 million for the three months ended September 30, 2021 and included $16.7 million of cash dividends paid to Kennametal Shareholders, $12.9 million in common shares repurchased, and a $8.0 million decrease in notes payable.

FINANCIAL CONDITION
Working capital was $514.0 million at September 30, 2022, a decrease of $25.1 million from $539.1 million at June 30, 2022. The decrease in working capital was primarily driven by an increase in borrowings under the Credit Agreement of $64.1 million, a decrease in cash and cash equivalents of $21.0 million and a decrease in accounts receivable of $16.6 million, partially offset by an increase in inventories of $20.6 million, a decrease in other current liabilities of $23.4 million, a decrease in accounts payable of $21.9 million, and a decrease in accrued expenses of $15.5 million. Currency exchange rate effects decreased working capital by a total of approximately $25.7 million, the impact of which is included in the aforementioned changes.
Property, plant and equipment, net decreased $29.5 million from $1,002.0 million at June 30, 2022 to $972.5 million at September 30, 2022, primarily due to depreciation expense of $29.5 million and unfavorable currency effects of $20.6 million, partially offset by net capital additions of $29.5 million.
At September 30, 2022, other assets were $532.2 million, a decrease of $14.6 million from $546.8 million at June 30, 2022. The decrease was primarily due to amortization of intangibles of $3.2 million, a decrease in goodwill of $6.3 million due to currency exchange effects, and a decrease in the operating lease right-of-use asset of $3.4 million, partially offset by an increase in other assets of $0.9 million.
Kennametal Shareholders' equity was $1,201.4 million at September 30, 2022, a decrease of $51.2 million from $1,252.6 million at June 30, 2022. The decrease was primarily due to other comprehensive loss of $49.0 million, the repurchase of capital stock of $19.4 million primarily under the share repurchase program that was initiated during fiscal 2022 and cash dividends paid to Kennametal Shareholders of $16.3 million, partially offset by net income attributable to Kennametal of $29.6 million.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES
There have been no changes to our critical accounting policies since June 30, 2022.

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
Constant currency end market sales growth Constant currency end market sales growth is a non-GAAP financial measure of sales growth (decline) (which is the most directly comparable GAAP measure) by end market excluding the effects of acquisitions, divestitures and foreign currency exchange from year-over-year comparisons. We note that, unlike organic sales growth, constant currency end market sales growth does not exclude the effect of business days. We believe this measure provides investors with a supplemental understanding of underlying end market trends by providing end market sales growth (decline) on a consistent basis. Also, we report constant currency end market sales growth at the consolidated and segment levels.
Constant currency regional sales growth Constant currency regional sales growth is a non-GAAP financial measure of sales growth (decline) (which is the most directly comparable GAAP measure) by region excluding the effects of acquisitions, divestitures and foreign currency exchange from year-over-year comparisons. We note that, unlike organic sales growth, constant currency regional sales growth does not exclude the effect of business days. We believe this measure provides investors with a supplemental understanding of underlying regional trends by providing regional sales growth (decline) on a consistent basis. Also, we report constant currency regional sales growth at the consolidated and segment levels.
Reconciliations of organic sales growth to sales growth are as follows:

Three Months Ended September 30, 2022	Metal Cutting	Infrastructure	Total
Organic sales growth	9%	10%	9%
Foreign currency exchange effect(1)	(8)	(5)	(7)
Sales growth	1%	5%	2%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reconciliations of constant currency end market sales growth to end market sales growth (decline)(2) are as follows:

Metal Cutting
Three Months Ended September 30, 2022	General engineering	Transportation	Aerospace	Energy
Constant currency end market sales growth	8%	6%	25%	4%
Foreign currency exchange effect(1)	(8)	(9)	(7)	(7)
End market sales growth (decline)(2)	—%	(3)%	18%	(3)%

Infrastructure
Three Months Ended September 30, 2022	Energy	Earthworks	General engineering
Constant currency end market sales growth	20%	11%	—%
Foreign currency exchange effect(1)	(3)	(5)	(5)
End market sales growth (decline)(2)	17%	6%	(5)%

Total
Three Months Ended September 30, 2022	General engineering	Transportation	Aerospace	Energy	Earthworks
Constant currency end market sales growth	5%	6%	25%	15%	11%
Foreign currency exchange effect(1)	(6)	(9)	(7)	(4)	(5)
End market sales(decline) growth(2)	(1)%	(3)%	18%	11%	6%

Reconciliations of constant currency regional sales growth to reported regional sales growth (decline)(3) are as follows:

	Three Months Ended September 30, 2022
	Americas	EMEA	Asia Pacific
Metal Cutting
Constant currency regional sales growth	13%	5%	6%
Foreign currency exchange effect(1)	(1)	(16)	(7)
Regional sales growth (decline)(3)	12%	(11)%	(1)%

Infrastructure
Constant currency regional sales growth	13%	—%	8%
Foreign currency exchange effect(1)	—	(14)	(5)
Regional sales growth (decline)(3)	13%	(14)%	3%

Total
Constant currency regional sales growth	13%	4%	7%
Foreign currency exchange effect(1)	(1)	(15)	(7)
Regional sales growth (decline)(3)	12%	(11)%	—%
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk exposures since June 30, 2022.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at September 30, 2022 that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2022	645	$23.14	—	$114,700,000
August 1 through August 31, 2022	382,993	26.56	250,000	108,200,000
September 1 through September 30, 2022	575,806	22.30	573,645	95,400,000
Total	959,444	$24.00	823,645

(1)During the current period, 1,795 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 134,004 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.
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
32.1
Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Christopher Rossi, President and Chief Executive Officer of Kennametal Inc., and Patrick S. Watson, Vice President and Chief Financial Officer of Kennametal Inc.
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
(4)Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income for the three months ended September 30, 2022 and 2021, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2022 and 2021, (iii) the Condensed Consolidated Balance Sheets at September 30, 2022 and June 30, 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2022 and 2021 and (v) Notes to Condensed Consolidated Financial Statements for the three months ended September 30, 2022 and 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date:	November 3, 2022	By:	/s/ John W. Witt
John W. Witt Vice President Finance and Corporate Controller