Form 10-Q
period 2022-12-31
KENNAMETAL INC
filed 2023-02-08
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2022
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

As of January 31, 2023 80,527,022 shares of the Registrant’s Capital Stock, par value $1.25 per share, were outstanding.

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that do not relate strictly to historical or current facts. You can identify forward-looking statements by words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression in connection with any discussion of future operating or financial performance or events. We have also included forward-looking statements in this Quarterly Report on Form 10-Q concerning, among other things, our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position and product development. These statements are based on current estimates that involve inherent risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, our actual results could vary materially from our current expectations. There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements. They include: uncertainties related to changes in macroeconomic and/or global conditions, including as a result of increased inflation and Russia's invasion of Ukraine and the imposition of sanctions on Russia; uncertainties related to the effects of the ongoing COVID-19 pandemic, including the emergence of more contagious or virulent strains of the virus, its impacts on our business operations, financial results and financial position and on the industries in which we operate and the global economy generally, including as a result of travel restrictions, business and workforce disruptions associated with the pandemic; other economic recession or inflationary pressures; our ability to achieve all anticipated benefits of restructuring, simplification and modernization initiatives; Commercial Excellence growth initiatives, Operational Excellence initiatives, our foreign operations and international markets, and the impact on our business of currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability, including the conflict in Ukraine; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; potential for future goodwill and other intangible asset impairment charges; our ability to protect and defend our intellectual property; continuity of information technology infrastructure; competition; our ability to retain our management and employees; demands on management resources; availability and cost of the raw materials we use to manufacture our products; product liability claims; integrating acquisitions and achieving the expected savings and synergies; global or regional catastrophic events; demand for and market acceptance of our products; business divestitures; energy costs; commodity prices; labor relations; and implementation of environmental remediation matters. We provide additional information about many of the specific risks we face in the “Risk Factors” section of our Annual Report on Form 10-K and in other periodic reports we file from time to time with the Securities and Exchange Commission. We can give no assurance that any goal or plan set forth in our forward-looking statements will be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. Except as required by law, we do not intend to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share amounts)	2022	2021	2022	2021
Sales	$497,121	$486,673	$991,913	$970,182
Cost of goods sold	354,231	333,718	689,055	656,477
Gross profit	142,890	152,955	302,858	313,705
Operating expense	105,756	106,654	214,035	209,348
Restructuring and other charges, net (Note 6)	(1,505)	(3,460)	(1,505)	(3,270)
Gain on divestiture (Note 3)	—	(1,001)	—	(1,001)
Amortization of intangibles	3,148	3,257	6,312	6,517
Operating income	35,491	47,505	84,016	102,111
Interest expense	7,015	6,460	13,652	12,781
Other expense (income), net	588	(3,142)	1,597	(6,601)
Income before income taxes	27,888	44,187	68,767	95,931
Provision for income taxes	4,964	11,462	16,206	25,454
Net income	22,924	32,725	52,561	70,477
Less: Net income attributable to noncontrolling interests	1,025	1,304	2,466	2,858
Net income attributable to Kennametal	$21,899	$31,421	$50,095	$67,619
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings per share	$0.27	$0.38	$0.62	$0.81
Diluted earnings per share	$0.27	$0.37	$0.61	$0.80
Basic weighted average shares outstanding	80,737	83,637	81,141	83,759
Diluted weighted average shares outstanding	81,237	84,374	81,677	84,502

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2022	2021	2022	2021
Net income	$22,924	$32,725	$52,561	$70,477
Other comprehensive income (loss), net of tax
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	(192)	(192)	(385)	(385)
Unrecognized net pension and other postretirement benefit plans (loss) gain	(3,371)	876	(47)	2,781
Reclassification of net pension and other postretirement benefit plans loss	832	2,201	1,639	4,416
Foreign currency translation adjustments	52,819	(10,081)	(130)	(26,557)
Total other comprehensive income (loss), net of tax	50,088	(7,196)	1,077	(19,745)
Total comprehensive income	73,012	25,529	53,638	50,732
Less: comprehensive income attributable to noncontrolling interests	2,092	855	1,768	1,954
Comprehensive income attributable to Kennametal Shareholders	$70,920	$24,674	$51,870	$48,778
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	December 31, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$76,784	$85,586
Accounts receivable, less allowance for doubtful accounts of $9,214 and $9,422, respectively	291,016	295,346
Inventories (Note 9)	605,780	570,836
Other current assets	74,723	72,940
Total current assets	1,048,303	1,024,708
Property, plant and equipment:
Land and buildings	418,169	410,039
Machinery and equipment	1,922,740	1,904,872
Less accumulated depreciation	(1,359,343)	(1,312,870)
Property, plant and equipment, net	981,566	1,002,041
Other assets:
Goodwill (Note 17)	266,633	264,230
Other intangible assets, less accumulated amortization of $167,120 and $160,699, respectively (Note 17)	99,496	105,725
Operating lease right-of-use assets	42,934	47,206
Deferred income taxes	57,129	54,602
Other	82,540	75,012
Total other assets	548,732	546,775
Total assets	$2,578,601	$2,573,524
LIABILITIES
Current liabilities:
Revolving and other lines of credit and notes payable (Note 11)	$78,805	$21,186
Current operating lease liabilities	11,622	12,387
Accounts payable	206,722	227,887
Accrued income taxes	41,025	29,476
Accrued expenses	41,848	56,310
Other current liabilities	114,312	138,403
Total current liabilities	494,334	485,649
Long-term debt, less current maturities (Note 10)	594,768	594,364
Operating lease liabilities	31,848	35,342
Deferred income taxes	32,231	32,185
Accrued pension and postretirement benefits	115,165	112,995
Accrued income taxes	355	6,369
Other liabilities	20,699	15,373
Total liabilities	1,289,400	1,282,277
Commitments and contingencies
EQUITY (Note 15)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 80,512 and 81,337 shares issued, respectively	100,641	101,671
Additional paid-in capital	473,323	494,202
Retained earnings	1,088,379	1,070,655
Accumulated other comprehensive loss	(412,176)	(413,951)
Total Kennametal Shareholders’ Equity	1,250,167	1,252,577
Noncontrolling interests	39,034	38,670
Total equity	1,289,201	1,291,247
Total liabilities and equity	$2,578,601	$2,573,524
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Six Months Ended December 31,
(in thousands)	2022	2021
OPERATING ACTIVITIES
Net income	$52,561	$70,477
Adjustments to reconcile to cash from operations:
Depreciation	60,932	58,229
Amortization	6,312	6,517
Stock-based compensation expense	13,909	13,374
Restructuring and other charges, net (Note 6)	(1,505)	(3,246)
Deferred income taxes	(2,649)	108
Gain on divestiture (Note 3)	—	(1,001)
Other	1,769	22
Changes in certain assets and liabilities:
Accounts receivable	3,961	23,017
Inventories	(32,901)	(67,031)
Accounts payable and accrued liabilities	(52,835)	(36,616)
Accrued income taxes	1,223	8,562
Accrued pension and postretirement benefits	(4,475)	(12,884)
Other	6,207	(1,724)
Net cash flow provided by operating activities	52,509	57,804
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(50,622)	(37,736)
Disposals of property, plant and equipment	2,466	598
Proceeds from divestiture (Note 3)	—	1,001
Other	88	63
Net cash flow used in investing activities	(48,068)	(36,074)
FINANCING ACTIVITIES
Net decrease in notes payable	(7)	(5,129)
Net increase in revolving and other lines of credit	57,800	9,000
Purchase of capital stock	(30,068)	(35,508)
The effect of employee benefit and stock plans and dividend reinvestment	(5,753)	(6,774)
Cash dividends paid to Shareholders	(32,371)	(33,460)
Other	(755)	(678)
Net cash flow used in financing activities	(11,154)	(72,549)
Effect of exchange rate changes on cash and cash equivalents	(2,089)	(1,429)
CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(8,802)	(52,248)
Cash and cash equivalents, beginning of period	85,586	154,047
Cash and cash equivalents, end of period	$76,784	$101,799
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION
The condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, which include our accounts and those of our subsidiaries in which we have a controlling interest, should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “2022 Annual Report”). The condensed consolidated balance sheet as of June 30, 2022 was derived from the audited balance sheet included in our 2022 Annual Report. The interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the six months ended December 31, 2022 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2023 is to the fiscal year ending June 30, 2023. When used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “the Company,” “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

2.SUPPLEMENTAL CASH FLOW DISCLOSURES

	Six Months Ended December 31,
(in thousands)	2022	2021
Cash paid during the period for:
Interest	$13,430	$12,617
Income taxes	17,631	16,784
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	(7,226)	(150)

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
Level 3: Inputs that are unobservable.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2022, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$99	$—	$99
Total assets at fair value	$—	$99	$—	$99

Liabilities:
Derivatives (1)	$—	$8	$—	$8
Total liabilities at fair value	$—	$8	$—	$8

As of June 30, 2022, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$176	$—	$176
Total assets at fair value	$—	$176	$—	$176

Liabilities:
Derivatives (1)	$—	$574	$—	$574
Total liabilities at fair value	$—	$574	$—	$574
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
There were no derivatives designated as hedging instruments as of December 31, 2022 and June 30, 2022. The fair value of derivatives not designated as hedging instruments in the condensed consolidated balance sheets are as follows:

(in thousands)	December 31, 2022	June 30, 2022
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	$99	$176
Other current liabilities - currency forward contracts	(8)	(574)
Total derivatives not designated as hedging instruments	91	(398)
Total derivatives	$91	$(398)

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

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2022	2021	2022	2021
Other expense (income), net - currency forward contracts	$(197)	$(134)	$(503)	$6

NET INVESTMENT HEDGES
As of December 31, 2022 and June 30, 2022, we had certain foreign currency-denominated intercompany loans payable with total aggregate principal amounts of €17.0 million and €13.0 million, respectively, designated as net investment hedges to hedge the foreign exchange exposure of our net investment in our Euro-based subsidiaries. A loss of $0.4 million and a gain of $0.1 million were recorded as a component of foreign currency translation adjustments in other comprehensive income for the three months ended December 31, 2022 and 2021, respectively. Gains of $1.3 million and $1.4 million were recorded as a component of foreign currency translation adjustments in other comprehensive loss for the six months ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

Instrument	Notional (EUR in thousands)(2)	Notional (USD in thousands)(2)	Maturity
Foreign currency-denominated intercompany loan payable	€17,040	$18,182	June 30, 2023
(2) Includes principal and accrued interest.

6.    RESTRUCTURING AND OTHER CHARGES, NET
We recorded no restructuring and related charges for the three and six months ended December 31, 2022. For the three months ended December 31, 2021, we recorded restructuring and related benefits from the reversal of charges of $1.7 million, which consisted of benefits of $1.7 million in Metal Cutting and an immaterial amount in Infrastructure. Of this amount, restructuring benefits were $3.5 million and restructuring-related charges were $1.8 million (included in cost of goods sold).
For the six months ended December 31, 2021, we recorded restructuring and related benefits from the reversal of charges of $0.4 million, which consisted of benefits of $0.4 million in Metal Cutting and an immaterial amount in Infrastructure. Of this amount, restructuring benefits were $3.3 million and restructuring-related charges were $2.8 million (included in cost of goods sold).
As of December 31, 2022, $3.7 million and $1.5 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively, in our condensed consolidated balance sheet. As of June 30, 2022, $6.0 million and $1.9 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively. The amounts are as follows:

(in thousands)	June 30, 2022	Expense	Translation	Cash Expenditures	December 31, 2022
Severance	$7,919	$—	$(38)	$(2,659)	$5,222
Total	$7,919	$—	$(38)	$(2,659)	$5,222
Included in other charges, net for the three and six months ended December 31, 2022 is a net benefit of $1.5 million, consisting primarily of $1.9 million from a gain on a sale of property.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.    STOCK-BASED COMPENSATION
Stock Options
Changes in our stock options for the six months ended December 31, 2022 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2022	271,843	$37.45
Exercised	—	—
Lapsed or forfeited	(31,163)	36.76
Options outstanding, December 31, 2022	240,680	$37.54	1.7	$45
Options vested, December 31, 2022	240,680	$37.54	1.7	$45
Options exercisable, December 31, 2022	240,680	$37.54	1.7	$45
As of December 31, 2022 and June 30, 2022, there was no unrecognized compensation cost related to options outstanding, and all options were fully vested as of December 31, 2022 and 2021.
The amount of cash received from the exercise of options during the six months ended December 31, 2022 and 2021 was zero and $0.2 million, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2022 and 2021 was zero and $0.1 million, respectively.
Restricted Stock Units – Performance Vesting and Time Vesting
Changes in our performance vesting and time vesting restricted stock units for the six months ended December 31, 2022 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2022	350,955	$33.44	1,213,896	$33.53
Granted	189,469	27.27	731,339	26.95
Vested	—	—	(614,499)	32.62
Performance metric adjustments, net	(52,111)	27.58	—	—
Forfeited	(3,884)	28.97	(35,016)	31.72
Unvested, December 31, 2022	484,429	$31.69	1,295,720	$30.30
During the six months ended December 31, 2022 and 2021, compensation expense related to time vesting and performance vesting restricted stock units was $13.1 million and $12.6 million, respectively. Performance vesting stock units were adjusted by 52,111 units during the six months ended December 31, 2022 related to the fiscal 2022 performance year. As of December 31, 2022, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $34.0 million and is expected to be recognized over a weighted average period of 2.0 years.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The table below summarizes the components of net periodic pension income:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2022	2021	2022	2021
Service cost	$235	$281	$474	$567
Interest cost	8,002	5,641	16,042	11,300
Expected return on plan assets	(9,983)	(12,999)	(20,008)	(26,035)
Amortization of transition obligation	20	24	41	48
Amortization of prior service cost	2	3	4	5
Recognition of actuarial losses	1,092	2,941	2,197	5,911
Net periodic pension income	$(632)	$(4,109)	$(1,250)	$(8,204)
The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2022	2021	2022	2021
Interest cost	$104	$72	$209	$144
Amortization of prior service credit	(68)	(69)	(136)	(138)
Recognition of actuarial loss	48	74	96	148
Net periodic other postretirement benefit cost	$84	$77	$169	$154
The service cost component of net periodic pension income is reported as a component of cost of goods sold and operating expense. All other components of net periodic pension income and net periodic other postretirement benefit cost are reported as a component of other expense (income), net.

9.    INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 38 percent and 39 percent of total inventories at December 31, 2022 and June 30, 2022, respectively. Inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year; therefore, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs and are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

(in thousands)	December 31, 2022	June 30, 2022
Finished goods	$345,529	$316,936
Work in process and powder blends	241,884	231,214
Raw materials	101,617	107,024
Inventories at current cost	689,030	655,174
Less: LIFO valuation	(83,250)	(84,338)
Total inventories	$605,780	$570,836

10.    LONG-TERM DEBT
Fixed rate debt had a fair market value of $516.3 million and $536.1 million at December 31, 2022 and June 30, 2022, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of December 31, 2022 and June 30, 2022, respectively.

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
As of December 31, 2022, we were in compliance with all the covenants of the Credit Agreement and we had $76.8 million of borrowings outstanding and $623.2 million of additional availability. We had $19.0 million of borrowings outstanding as of June 30, 2022.
Borrowings on other lines of credit and notes payable were $2.0 million and $2.2 million at December 31, 2022 and June 30, 2022, respectively.

12.     ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain sites associated with our current or former operations.
We establish and maintain accruals for estimated liabilities associated with certain environmental matters. At December 31, 2022, the balance of such accruals was $12.2 million, of which $1.9 million was current. At June 30, 2022, the balance was $12.5 million, of which $7.9 million was current. The decrease in the current balances reflects adjustments in estimated completion timelines based on currently available information, while the composition of such accruals remains largely unchanged. These accruals are generally not discounted.
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.     INCOME TAXES
The effective income tax rates for the three months ended December 31, 2022 and 2021 were 17.8 percent and 25.9 percent, respectively. The year-over-year change is primarily due to a $2.2 million tax benefit recorded in the current year quarter related to Swiss tax reform and geographical mix.
The effective income tax rates for the six months ended December 31, 2022 and 2021 were 23.6 percent and 26.5 percent, respectively. The year-over-year change is primarily due to a $2.2 million tax benefit recorded in the current year quarter related to Swiss tax reform and geographical mix.
Swiss tax reform
Swiss tax reform legislation was effectively enacted during the December quarter of fiscal 2020 when the Canton of Schaffhausen approved the Federal Act on Tax Reform and AHV Financing on October 8, 2019 (Swiss tax reform). Significant changes from Swiss tax reform include the abolishment of certain favorable tax regimes and the creation of a multi-year transitional period at both the federal and cantonal levels. The transitional provisions of Swiss tax reform allow companies to utilize a combination of lower tax rates and tax basis adjustments to fair value, which are used for tax depreciation and amortization purposes resulting in deductions over the transitional period. To reflect the federal and cantonal transitional provisions, as they apply to us, we recorded a deferred tax asset of $14.5 million during the three months ended December 31, 2020. We considered the deferred tax asset from Swiss tax reform to be an estimate based on our interpretation of the legislation, which was subject to change based on further legislative guidance, review with the Swiss federal and cantonal authorities, and modifications to the underlying valuation. During the three months ended December 31, 2022, we finalized the calculation of the transitional provisions of Swiss tax reform after a review and receipt of a ruling from the Swiss federal and cantonal authorities and recorded a $2.2 million tax benefit to adjust the deferred tax asset and income tax liabilities related to fiscal years 2021 and 2022.

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
The following table provides the computation of diluted shares outstanding for the three and six months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2022	2021	2022	2021
Weighted-average shares outstanding during the period	80,737	83,637	81,141	83,759
Add: Unexercised stock options and unvested restricted stock units	500	737	536	743
Number of shares on which diluted earnings per share is calculated	81,237	84,374	81,677	84,502
Unexercised stock options with an exercise price greater than the average market price and restricted stock units not included in the computation because they were anti-dilutive	1,388	145	1,373	183

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.    EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the three months ending December 31, 2022 and 2021 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of September 30, 2022	$101,095	$478,930	$1,082,575	$(461,197)	$36,942	$1,238,345
Net income	—	—	21,899	—	1,025	22,924
Other comprehensive income	—	—	—	49,021	1,067	50,088
Dividend reinvestment	2	45	—	—	—	47
Capital stock issued under employee benefit and stock plans(3)	131	4,453	—	—	—	4,584
Purchase of capital stock	(587)	(10,105)	—	—	—	(10,692)
Cash dividends ($0.20 per share)	—	—	(16,095)	—	—	(16,095)
Total equity, December 31, 2022	$100,641	$473,323	$1,088,379	$(412,176)	$39,034	$1,289,201

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of September 30, 2021	$104,527	$550,790	$1,012,055	$(342,421)	$39,696	$1,364,647
Net income	—	—	31,421	—	1,304	32,725
Other comprehensive loss	—	—	—	(6,747)	(449)	(7,196)
Dividend reinvestment	1	46	—	—	—	47
Capital stock issued under employee benefit and stock plans(3)	65	5,604	—	—	—	5,669
Purchase of capital stock	(751)	(21,848)	—	—	—	(22,599)
Cash dividends ($0.20 per share)	—	—	(16,720)	—	—	(16,720)
Total equity, December 31, 2021	$103,842	$534,592	$1,026,756	$(349,168)	$40,551	$1,356,573
(3) Net of restricted stock units delivered upon vesting to satisfy tax withholding requirements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the six months ending December 31, 2022 and 2021 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2022	$101,671	$494,202	$1,070,655	$(413,951)	$38,670	$1,291,247
Net income	—	—	50,095	—	2,466	52,561
Other comprehensive income	—	—	—	1,775	(698)	1,077
Dividend reinvestment	4	89	—	—	—	93
Capital stock issued under employee benefit and stock plans(3)	585	7,481	—	—	—	8,066
Purchase of capital stock	(1,619)	(28,449)	—	—	—	(30,068)
Cash dividends ($0.40 per share)	—	—	(32,371)	—	—	(32,371)
Cash dividends to non-controlling interests	—		—	—	(1,404)	(1,404)
Total equity, December 31, 2022	$100,641	$473,323	$1,088,379	$(412,176)	$39,034	$1,289,201

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2021	$104,518	$562,820	$992,597	$(330,327)	$38,597	$1,368,205
Net income	—	—	67,619	—	2,858	70,477
Other comprehensive loss	—	—	—	(18,841)	(904)	(19,745)
Dividend reinvestment	3	92	—	—	—	95
Capital stock issued under employee benefit and stock plans(3)	512	5,997	—	—	—	6,509
Purchase of capital stock	(1,191)	(34,317)	—	—	—	(35,508)
Cash dividends ($0.40 per share)	—	—	(33,460)	—	—	(33,460)
Total equity, December 31, 2021	$103,842	$534,592	$1,026,756	$(349,168)	$40,551	$1,356,573
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of, and changes in, accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the six months ended December 31, 2022:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2022	$(208,406)	$(210,048)	$4,503	$(413,951)
Other comprehensive (loss) income before reclassifications	(47)	568	—	521
Amounts reclassified from AOCL	1,639	—	(385)	1,254
Net other comprehensive income (loss)	1,592	568	(385)	1,775
AOCL, December 31, 2022	$(206,814)	$(209,480)	$4,118	$(412,176)

Attributable to noncontrolling interests:
Balance, June 30, 2022	$—	$(7,547)	$—	$(7,547)
Other comprehensive loss before reclassifications	—	(698)	—	(698)
Net other comprehensive loss	—	(698)	—	(698)
AOCL, December 31, 2022	$—	$(8,245)	$—	$(8,245)

The components of, and changes in, AOCL were as follows, net of tax, for the six months ended December 31, 2021:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2021	$(213,172)	$(122,428)	$5,273	$(330,327)
Other comprehensive income (loss) before reclassifications	2,781	(25,653)	—	(22,872)
Amounts reclassified from AOCL	4,416	—	(385)	4,031
Net other comprehensive income (loss)	7,197	(25,653)	(385)	(18,841)
AOCL, December 31, 2021	$(205,975)	$(148,081)	$4,888	$(349,168)

Attributable to noncontrolling interests:
Balance, June 30, 2021	$—	$(3,982)	$—	$(3,982)
Other comprehensive loss before reclassifications	—	(904)	—	(904)
Net other comprehensive loss	—	(904)	—	(904)
AOCL, December 31, 2021	$—	$(4,886)	$—	$(4,886)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications out of AOCL for the three and six months ended December 31, 2022 and 2021 consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2022	2021	2022	2021	Affected line item in the Income Statement
Gains on cash flow hedges:
Forward starting interest rate swaps	$(255)	$(255)	$(511)	$(511)	Interest expense
Total before tax	(255)	(255)	(511)	(511)
Tax impact	63	63	126	126	Provision for income taxes
Net of tax	$(192)	$(192)	$(385)	$(385)

Pension and other postretirement benefits:
Amortization of transition obligations	$20	$24	$41	$48	Other income, net
Amortization of prior service credit	(66)	(66)	(132)	(133)	Other income, net
Recognition of actuarial losses	1,140	3,015	2,293	6,059	Other income, net
Total before tax	1,094	2,973	2,202	5,974
Tax impact	(262)	(772)	(563)	(1,558)	Provision for income taxes
Net of tax	$832	$2,201	$1,639	$4,416

The amount of income tax allocated to each component of other comprehensive income (loss) for the three months ended December 31, 2022 and 2021 were as follows:

		2022			2021
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	$(255)	$63	$(192)	$(255)	$63	$(192)
Unrecognized net pension and other postretirement benefit plans (loss) gain	(4,564)	1,193	(3,371)	1,232	(356)	876
Reclassification of net pension and other postretirement benefit plans loss	1,094	(262)	832	2,973	(772)	2,201
Foreign currency translation adjustments	52,675	144	52,819	(10,062)	(19)	(10,081)
Other comprehensive income (loss)	$48,950	$1,138	$50,088	$(6,112)	$(1,084)	$(7,196)

The amount of income tax allocated to each component of other comprehensive income (loss) for the six months ended December 31, 2022 and 2021 were as follows:

		2022			2021
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	$(511)	$126	$(385)	$(511)	$126	$(385)
Unrecognized net pension and other postretirement benefit plans (loss) gain	(85)	38	(47)	3,831	(1,050)	2,781
Reclassification of net pension and other postretirement benefit plans loss	2,202	(563)	1,639	5,974	(1,558)	4,416
Foreign currency translation adjustments	(124)	(6)	(130)	(26,519)	(38)	(26,557)
Other comprehensive income (loss)	$1,482	$(405)	$1,077	$(17,225)	$(2,520)	$(19,745)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.    GOODWILL AND OTHER INTANGIBLE ASSETS
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such carrying amounts, is as follows:

(in thousands)	Metal Cutting	Infrastructure	Total
Gross goodwill	$441,891	$633,211	$1,075,102
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2022	$264,230	$—	$264,230

Activity for the six months ended December 31, 2022:
Change in gross goodwill due to translation	2,403	—	2,403

Gross goodwill	444,294	633,211	1,077,505
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of December 31, 2022	$266,633	$—	$266,633
The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	December 31, 2022		June 30, 2022
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology-based and other	4 to 20	$31,792	$(23,324)	$31,592	$(22,734)
Customer-related	10 to 21	180,105	(108,815)	180,263	(104,698)
Unpatented technology	10 to 30	31,687	(24,098)	31,807	(22,950)
Trademarks	5 to 20	12,418	(10,883)	12,403	(10,317)
Trademarks	Indefinite	10,614	—	10,359	—
Total		$266,616	$(167,120)	$266,424	$(160,699)

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
Our sales and operating income by segment are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2022	2021	2022	2021
Sales:
Metal Cutting	$299,469	$298,581	$599,405	$597,011
Infrastructure	197,652	188,092	392,508	373,171
Total sales	$497,121	$486,673	$991,913	$970,182
Operating income:
Metal Cutting	$26,222	$27,895	$54,828	$57,059
Infrastructure	10,097	19,971	30,884	46,007
Corporate	(828)	(361)	(1,696)	(955)
Total operating income	35,491	47,505	84,016	102,111
Interest expense	7,015	6,460	13,652	12,781
Other expense (income), net	588	(3,142)	1,597	(6,601)
Income before income taxes	$27,888	$44,187	$68,767	$95,931
The following table presents Kennametal's revenue disaggregated by geography:

	Three Months Ended
	December 31, 2022			December 31, 2021
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	44%	60%	50%	40%	57%	47%
EMEA	36	18	29	38	17	30
Asia Pacific	20	22	21	22	26	23

	Six Months Ended
	December 31, 2022			December 31, 2021
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	44%	61%	51%	40%	57%	47%
EMEA	35	17	27	38	19	30
Asia Pacific	21	22	22	22	24	23

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables presents Kennametal's revenue disaggregated by end market:

	Three Months Ended December 31, 2022
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	56%	35%	47%
Transportation	27	—	16
Aerospace	10	—	6
Energy	7	29	17
Earthworks	—	36	14

	Three Months Ended December 31, 2021
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	57%	36%	48%
Transportation	26	—	16
Aerospace	9	—	6
Energy	8	28	16
Earthworks	—	36	14

	Six Months Ended December 31, 2022
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	56%	33%	47%
Transportation	27	—	16
Aerospace	10	—	6
Energy	7	31	17
Earthworks	—	36	14

	Six Months Ended December 31, 2021
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	56%	35%	48%
Transportation	27	—	17
Aerospace	9	—	5
Energy	8	29	16
Earthworks	—	36	14

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
Our sales of $497.1 million for the quarter ended December 31, 2022 increased 2 percent year-over-year, reflecting 11 percent organic sales growth, partially offset by an unfavorable foreign currency effect of 8 percent and an unfavorable business days effect of 1 percent.
Operating income was $35.5 million compared to $47.5 million in the prior year quarter. The year-over-year decrease of $12.0 million was primarily due to higher raw material costs of approximately $23 million, higher wages and general inflation, including an inflationary bonus of $2 million for certain German employees, unfavorable foreign currency exchange of approximately $6 million, and in the Infrastructure segment, under-absorption of approximately $5 million mainly due to reduced powder production to actively manage the drawdown of safety stock. These factors were partially offset by higher price realization and higher sales volumes. Operating margin was 7.1 percent compared to 9.8 percent in the prior year quarter. The Metal Cutting and Infrastructure segments had operating margins of 8.8 percent and 5.1 percent, respectively, for the quarter ended December 31, 2022.
On March 11, 2020, the World Health Organization declared the Coronavirus Disease 2019 (COVID-19) a pandemic bringing significant uncertainty in our end markets and operations. Since then, many jurisdictions have eased or eliminated stay-at-home, social distancing, and various other restrictions implemented at the onset of the pandemic, as the administration and acceptance of vaccines has increased and COVID-19 cases have dropped. One of the last countries to ease pandemic-control measures was China, which in December 2022 announced it would be rolling back some of its most strict anti-COVID-19 restrictions, including lockdowns, mask mandates and travel restrictions. Nevertheless, the restrictions in China, temporary labor shortages due to COVID-19 related absenteeism in certain regions and other supply chain challenges created significant operating constraints on our business during the course of the pandemic.
Russia's invasion of Ukraine in February 2022 resulted in the imposition of economic sanctions on Russia by the United States, Canada, the European Union and other countries. We have experienced increased costs for energy and raw materials and other supply chain issues due, in part, to the negative impact of the conflict on the global economy. During the March quarter of 2022, the Company ceased operations in Russia and subsequently decided to liquidate its legal entity in Russia, which is expected to be completed during fiscal 2023.
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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three and six months ended December 31, 2022, the Company repurchased $11 million and $30 million, respectively, of Kennametal common stock under its $200 million three-year program. Inception-to-date the Company has repurchased $115 million of Kennametal common stock.
The Company paid $16 million and $32 million in cash dividends to Kennametal shareholders during the three and six months ended December 31, 2022, respectively. The Company has a long history of consistently paying dividends to shareholders since its listing on the New York Stock Exchange in 1967.
Current quarter earnings per diluted share (EPS) was $0.27. EPS of $0.37 in the prior year quarter was favorably affected by the net benefit from the reversal of restructuring and related charges of $0.02 per share and the gain on the New Castle divestiture of $0.01 per share, partially offset by differences in annual projected tax rates of $0.01 per share.
Net cash flow provided by operating activities was $52.5 million during the six months ended December 31, 2022 compared to $57.8 million during the prior year period. Capital expenditures were $50.6 million and $37.7 million during the six months ended December 31, 2022 and 2021, respectively.

RESULTS OF CONTINUING OPERATIONS
SALES
Sales for the three months ended December 31, 2022 were $497.1 million, an increase of $10.4 million, or 2 percent, from $486.7 million in the prior year quarter. The increase in sales was driven by organic growth of 11 percent, partially offset by an unfavorable foreign currency effect of 8 percent and an unfavorable business days effect of 1 percent.
Sales for the six months ended December 31, 2022 were $991.9 million, an increase of $21.7 million, or 2 percent, from $970.2 million in the prior year period. The increase in sales was driven by organic growth of 10 percent, partially offset by an unfavorable currency exchange effect of 7 percent and an unfavorable business days effect of 1 percent.
Our sales growth (decline) by end market and region are as follows:

	Three Months Ended December 31, 2022		Six Months Ended December 31, 2022
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales growth (decline):
Aerospace	12%	19%	15%	22%
Energy	4	8	8	12
Earthworks	4	11	5	11
General engineering	—	7	(1)	6
Transportation	3	13	—	9
Regional sales growth (decline):
Americas	11%	11%	12%	12%
Europe, the Middle East and Africa (EMEA)	(3)	12	(7)	8
Asia Pacific	(8)	2	(4)	4
GROSS PROFIT
Gross profit for the three months ended December 31, 2022 was $142.9 million, a decrease of $10.1 million from $153.0 million in the prior year quarter. The decrease was primarily due to higher raw material costs of approximately $23 million, unfavorable foreign currency exchange of approximately $12 million, higher wages and general inflation, including an inflationary bonus of $2 million for certain German employees, under-absorption of approximately $5 million mainly due to reduced powder production to actively manage the drawdown of safety stock, and depreciation of approximately $2 million due to the decision to scrap certain assets. These factors were partially offset by higher price realization and higher sales volumes. Gross profit margin for the three months ended December 31, 2022 was 28.7 percent, as compared to 31.4 percent in the prior year quarter.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross profit for the six months ended December 31, 2022 was $302.9 million, a decrease of $10.8 million from $313.7 million in the prior year period. The decrease was primarily due to higher raw material costs of approximately $41 million, unfavorable foreign currency exchange of approximately $24 million, higher wages and general inflation, including an inflationary bonus of $2 million for certain German employees, temporary supply chain disruptions of approximately $5 million, under-absorption of approximately $5 million mainly due to reduced powder production to actively manage the drawdown of safety stock, and depreciation of approximately $2 million due to the decision to scrap certain assets. These factors were partially offset by higher price realization and higher sales volumes. Gross profit margin for the six months ended December 31, 2022 was 30.5 percent, as compared to 32.3 percent in the prior year period.
OPERATING EXPENSE
Operating expense for the three months ended December 31, 2022 was $105.8 million compared to $106.7 million for the three months ended December 31, 2021. Operating expense for the six months ended December 31, 2022 was $214.0 million compared to $209.3 million for the six months ended December 31, 2021.
Research and development expenses included in operating expense totaled $10.7 million and $10.5 million for the three months ended December 31, 2022 and 2021, respectively, and $21.3 million and $20.7 million for the six months ended December 31, 2022 and 2021, respectively.
INTEREST EXPENSE
Interest expense for the three months ended December 31, 2022 increased to $7.0 million compared to $6.5 million for the three months ended December 31, 2021. Interest expense for the six months ended December 31, 2022 increased to $13.7 million compared to $12.8 million for the six months ended December 31, 2021. The changes for both periods were primarily related to the increased amounts outstanding under the Credit Agreement.
OTHER EXPENSE/INCOME, NET
Other expense for the three months ended December 31, 2022 was $0.6 million compared to other income of $3.1 million during the three months ended December 31, 2021. Other expense for the six months ended December 31, 2022 was $1.6 million compared to other income of $6.6 million during the six months ended December 31, 2021. The changes for both periods were due primarily to lower net periodic pension income in the current year.
PROVISION FOR INCOME TAXES
The effective income tax rates for the three months ended December 31, 2022 and 2021 were 17.8 percent and 25.9 percent, respectively. The year-over-year change is primarily due to a $2.2 million tax benefit recorded in the current year quarter related to Swiss tax reform and geographical mix.
The effective income tax rates for the six months ended December 31, 2022 and 2021 were 23.6 percent and 26.5 percent, respectively. The year-over-year change is primarily due to a $2.2 million tax benefit recorded in the current year period related to Swiss tax reform and geographical mix.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our sales and operating income by segment are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2022	2021	2022	2021
Sales:
Metal Cutting	$299,469	$298,581	$599,405	$597,011
Infrastructure	197,652	188,092	392,508	373,171
Total sales	$497,121	$486,673	$991,913	$970,182
Operating income:
Metal Cutting	$26,222	$27,895	$54,828	$57,059
Infrastructure	10,097	19,971	30,884	46,007
Corporate	(828)	(361)	(1,696)	(955)
Total operating income	35,491	47,505	84,016	102,111
Interest expense	7,015	6,460	13,652	12,781
Other expense (income), net	588	(3,142)	1,597	(6,601)
Income before income taxes	$27,888	$44,187	$68,767	$95,931
METAL CUTTING

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except operating margin)	2022	2021	2022	2021
Sales	$299,469	$298,581	$599,405	$597,011
Operating income	26,222	27,895	54,828	57,059
Operating margin	8.8%	9.3%	9.1%	9.6%

	Three Months Ended December 31, 2022	Six Months Ended December 31, 2022
(in percentages)
Organic sales growth	11%	10%
Foreign currency exchange effect(1)	(10)	(9)
Business days effect(2)	(1)	(1)
Sales growth	—%	—%

	Three Months Ended December 31, 2022		Six Months Ended December 31, 2022
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales growth (decline):
Aerospace	12%	19%	15%	22%
Transportation	3	13	—	9
General engineering	(2)	6	(1)	7
Energy	(6)	1	(4)	3
Regional sales growth (decline):
Americas	11%	12%	12%	12%
EMEA	(6)	9	(8)	7
Asia Pacific	(8)	2	(5)	4

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended December 31, 2022, Metal Cutting sales were flat compared to the prior year quarter. This was driven by organic growth of 11 percent, offset by an unfavorable foreign currency effect of 10 percent and an unfavorable business days effect of 1 percent. Aerospace end market sales increased in all regions as global travel levels and airplane manufacturing continue to recover from the COVID-19 pandemic, despite ongoing supply chain issues affecting certain components. Energy sales, excluding the effect from foreign currency, increased in Asia Pacific as economic activity increased, partially offset by decreases in the Americas and EMEA driven by timing of customer investments. Sales in our general engineering end market increased, excluding the effect of foreign currency, in the Americas and EMEA as manufacturing activity continues to recover from the effect of the COVID-19 pandemic and strong underlying demand continues, though inflation and supply chain challenges mitigated growth. In Asia Pacific, sales in our general engineering end market decreased due to ongoing COVID-19 challenges. Transportation end market sales increased in all regions due to improved automotive manufacturing levels and continued strong underlying demand. On a regional basis, the sales increase in the Americas and EMEA, excluding the effect from foreign currency exchange, were driven by increases in the aerospace, transportation, and general engineering end markets, partially offset by a decrease in the energy end market. The sales increase in Asia Pacific, excluding the effect from foreign currency exchange, was driven by increases in the aerospace, energy and transportation end markets, partially offset by a decrease in the general engineering end market.
For the three months ended December 31, 2022, Metal Cutting operating income was $26.2 million compared to $27.9 million in the prior year quarter. The decrease in operating income was primarily due to higher wages and general inflation, including an inflationary bonus of $2 million for certain German employees, higher raw material costs of approximately $8 million, unfavorable foreign currency exchange of approximately $6 million and depreciation of approximately $2 million due to the decision to scrap certain assets. These factors were partially offset by higher price realization, higher sales volumes and a gain of approximately $2 million on a property sale.
For the six months ended December 31, 2022, Metal Cutting sales were flat compared to the prior year period. This was driven by organic growth of 10 percent, offset by an unfavorable foreign currency effect of 9 percent and an unfavorable business days effect of 1 percent. Aerospace end market sales increased in all regions as global travel levels and airplane manufacturing continue to recover from the effect of the COVID-19 pandemic, despite ongoing supply chain issues affecting certain components. Energy sales increased, excluding the effect of foreign currency, in the Americas and Asia Pacific as economic activity increased and countries began developing alternative supply chains in response to the sanctions on Russia, partially offset by a decrease in EMEA. Sales in our general engineering end market increased, excluding the effect of foreign currency, in all regions as manufacturing activity continues to recover from the effect of the COVID-19 pandemic and strong underlying demand continues, though inflation and supply chain challenges mitigated growth. Transportation end market sales increased, excluding the effect of foreign currency, in all regions due to improved automotive manufacturing levels and continued strong underlying demand. On a regional basis, the sales increase in the Americas and Asia Pacific, excluding the effect from foreign currency exchange, were driven by increases in all end markets. The sales increase in EMEA, excluding the effect from foreign currency exchange, was driven by increases in the aerospace, general engineering and transportation end markets, partially offset by a decrease in the energy end market.
For the six months ended December 31, 2022, Metal Cutting operating income was $54.8 million compared to $57.1 million in the prior year period. The decrease in operating income was primarily due to higher wages and general inflation, including an inflationary bonus of $2 million for certain German employees, higher raw material costs of approximately $12 million, unfavorable foreign currency exchange of approximately $10 million and depreciation including approximately $2 million due to the decision to scrap certain assets. These factors were partially offset by higher price realization, higher sales volumes and a gain of approximately $2 million on a property sale.
INFRASTRUCTURE

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2022	2021	2022	2021
Sales	$197,652	$188,092	$392,508	$373,171
Operating income	10,097	19,971	30,884	46,007
Operating margin	5.1%	10.6%	7.9%	12.3%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three Months Ended December 31, 2022	Six Months Ended December 31, 2022
(in percentages)
Organic sales growth	12%	11%
Foreign currency exchange effect(1)	(6)	(5)
Business days effect(2)	(1)	(1)
Sales growth	5%	5%

	Three Months Ended December 31, 2022		Six Months Ended December 31, 2022
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales growth (decline):
Energy	8%	11%	13%	16%
Earthworks	4	11	5	11
General engineering	3	10	(1)	5
Regional sales growth (decline):
Americas	10%	11%	12%	12%
EMEA	6	23	(4)	11
Asia Pacific	(8)	2	(3)	5
For the three months ended December 31, 2022, Infrastructure sales increased by 5 percent from the prior year quarter. The increase in sales was driven by organic growth of 12 percent, partially offset by an unfavorable foreign currency effect of 6 percent and an unfavorable business days effect of 1 percent. Energy end market sales increased as U.S. oil and gas contributed to the year-over-year increase and as land rig counts continue to increase. Earthworks end market sales increased primarily due to growth in mining. In general engineering, the increase in sales was across all regions, excluding the effect from foreign currency exchange. On a regional basis, the sales increases in the Americas and EMEA, excluding the effect of foreign currency, was driven by increases in all end markets. The sales increase in Asia Pacific, excluding the effect of foreign currency, was driven by increases in the earthworks and general engineering end markets, partially offset by a decline in the energy end market.
For the three months ended December 31, 2022, Infrastructure operating income was $10.1 million compared to $20.0 million in the prior year quarter. The decrease in operating income was primarily due to higher raw material costs of approximately $16 million, under-absorption of approximately $5 million mainly due to reduced powder production to actively manage the drawdown of safety stock, higher wages and general inflation, and price realization ahead of raw material cost increases in the prior year quarter that did not repeat. These factors were partially offset by modest sales volume growth.
For the six months ended December 31, 2022, Infrastructure sales increased by 5 percent from the prior year period. The increase in sales was driven by organic growth of 11 percent, partially offset by an unfavorable foreign currency effect of 5 percent and an unfavorable business days effect of 1 percent. Energy end market sales increased as U.S. oil and gas contributed to the year-over-year increase and as land rig counts continue to increase. Earthworks end market sales increased primarily due to growth in mining and to a lesser extent construction. In general engineering, excluding the effect of foreign currency, the increase in sales was driven by growth in EMEA and Asia Pacific, partially offset by a decline in the Americas. On a regional basis, the sales increases in the Americas was driven by increases in the earthworks and energy end markets, partially offset by a decline in the general engineering end market. The sales increase in EMEA, excluding the effect of foreign currency, was driven by increases in all end markets. The sales increase in Asia Pacific, excluding the effect of foreign currency, was driven by increases in the earthworks and general engineering end markets, partially offset by a decline in the energy end market.
For the six months ended December 31, 2022, Infrastructure operating income was $30.9 million compared to $46.0 million in the prior year period. The decrease in operating income was primarily due to higher raw material costs of approximately $28 million, higher wages and general inflation, under-absorption of approximately $5 million mainly due to reduced powder production to actively manage the drawdown of safety stock, temporary supply chain disruptions and unfavorable foreign currency exchange of approximately $3 million. These factors were partially offset by higher price realization and sales volume growth.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CORPORATE

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2022	2021	2022	2021
Corporate expense	$(828)	$(361)	$(1,696)	$(955)
For the three months ended December 31, 2022, Corporate expense increased by $0.5 million from the prior year quarter. For the six months ended December 31, 2022 Corporate expense decreased by $0.7 million from the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations is the primary source of funding for our capital expenditures. For the six months ended December 31, 2022, cash flow provided by operating activities was $52.5 million.
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
As of December 31, 2022, we were in compliance with all the covenants of the Credit Agreement and we had $76.8 million of borrowings outstanding and $623.2 million of additional availability. We had $19.0 million of borrowings outstanding as of June 30, 2022.
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
In 2012, we received an assessment from the Italian tax authority that denied certain tax deductions primarily related to our 2008 tax return. Attempts at negotiating a reasonable settlement with the tax authority were unsuccessful; and as a result, we decided to litigate the matter. While the outcome of the litigation is still pending, the tax authority served notice in the September quarter of fiscal 2020 requiring payment in the amount of €36 million. Accordingly, we requested and were granted a stay and are not currently required to make a payment in connection with this assessment. We continue to believe that the assessment is baseless and accordingly, no income tax liability has been recorded in connection with this assessment in any period. However, if the Italian tax authority were to be successful in litigation, settlement of the amount alleged by the Italian tax authority would result in an increase to income tax expense by as much as €36.8 million, or $39.3 million, including penalties and interest of €22.1 million, or $23.6 million.
At December 31, 2022, cash and cash equivalents were $76.8 million, Total Kennametal Shareholders' equity was $1,250.2 million and total debt was $673.6 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers. There have been no material changes in our contractual obligations and commitments since June 30, 2022.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flow Provided by Operating Activities
During the six months ended December 31, 2022, cash flow provided by operating activities was $52.5 million, compared to $57.8 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $131.3 million and changes in certain assets and liabilities netting to an outflow of $78.8 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $52.8 million, an increase in inventories of $32.9 million, and a decrease in accrued pension and postretirement benefits of $4.5 million. Partially offsetting these cash outflows was a decrease in accounts receivable of $4.0 million.
During the six months ended December 31, 2021, cash flow provided by operating activities consisted of net income and non-cash items amounting to an inflow of $144.5 million and changes in certain assets and liabilities netting to an outflow of $86.7 million. Contributing to the changes in certain assets and liabilities were an increase in inventories of $67.0 million and a decrease in accounts payable and accrued liabilities of $36.6 million. Partially offsetting these cash outflows was a decrease in accounts receivable of $23.0 million.
Cash Flow Used in Investing Activities
Cash flow used in investing activities was $48.1 million for the six months ended December 31, 2022, compared to $36.1 million for the prior year period. During the current year period, cash flow used in investing activities primarily included capital expenditures, net of $48.2 million, which consisted primarily of equipment upgrades, partially offset by disposals of property, plant, and equipment of $2.5 million.
For the six months ended December 31, 2021, cash flow used for investing activities included capital expenditures, net of $37.1 million, which consisted primarily of expenditures related to our simplification/modernization initiatives and equipment upgrades, partially offset by the $1.0 million in proceeds from the New Castle divestiture.
Cash Flow Used in Financing Activities
Cash flow used in financing activities was $11.2 million for the six months ended December 31, 2022 compared to $72.5 million in the prior year period. During the current year period, cash flow used in financing activities included $57.8 million of borrowings under the Credit Agreement, more than offset by $30.1 million in common shares repurchased, $32.4 million of cash dividends paid to Kennametal Shareholders and $5.8 million of the effect of employee benefit and stock plans and dividend reinvestment.
For the six months ended December 31, 2021, cash flow used for financing activities included $35.5 million in common shares repurchased, $33.5 million of cash dividends paid to Kennametal Shareholders, $6.8 million of the effect of employee benefit and stock plans and dividend reinvestment, and a $5.1 million decrease in notes payable, partially offset by $9 million from the borrowings under the Credit Agreement.

FINANCIAL CONDITION
Working capital was $554.0 million at December 31, 2022, an increase of $14.9 million from $539.1 million at June 30, 2022. The increase in working capital was primarily driven by an increase in inventories of $34.9 million, a decrease in other current liabilities of $24.1 million, a decrease in accounts payable of $21.2 million and a decrease in accrued expenses of $14.5 million, partially offset by an increase in borrowings under the Credit Agreement of $57.6 million, an increase in accrued income taxes of $11.5 million and a decrease in cash and cash equivalents of $8.8 million. Currency exchange rate effects increased working capital by a total of approximately $0.4 million, the effect of which is included in the aforementioned changes.
Property, plant and equipment, net decreased $20.5 million from $1,002.0 million at June 30, 2022 to $981.6 million at December 31, 2022, primarily due to depreciation expense of $60.9 million, partially offset by net capital additions of $48.2 million and foreign currency effects of $0.3 million.
At December 31, 2022, other assets were $548.7 million, an increase of $2.0 million from $546.8 million at June 30, 2022. The increase was primarily due to an increase in deferred income taxes of $2.5 million, an increase in goodwill of $2.4 million due to currency exchange effects, partially offset by amortization of intangibles of $6.3 million.
Kennametal Shareholders' equity was $1,250.2 million at December 31, 2022, a decrease of $2.4 million from $1,252.6 million at June 30, 2022. The decrease was primarily due to cash dividends paid to Kennametal Shareholders of $32.4 million and the repurchase of capital stock of $30.1 million primarily under the share repurchase program that was initiated during fiscal 2022, partially offset by net income attributable to Kennametal of $50.1 million.

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
Reconciliations of organic sales growth to sales growth are as follows:

Three Months Ended December 31, 2022	Metal Cutting	Infrastructure	Total
Organic sales growth	11%	12%	11%
Foreign currency exchange effect(1)	(10)	(6)	(8)
Business days effect(2)	(1)	(1)	(1)
Sales growth	—%	5%	2%

Six Months Ended December 31, 2022	Metal Cutting	Infrastructure	Total
Organic sales growth	10%	11%	10%
Foreign currency exchange effect(1)	(9)	(5)	(7)
Business days effect(2)	(1)	(1)	(1)
Sales growth	—%	5%	2%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reconciliations of constant currency end market sales growth to end market sales growth (decline)(2) are as follows:

Metal Cutting
Three Months Ended December 31, 2022	General engineering	Transportation	Aerospace	Energy
Constant currency end market sales growth	6%	13%	19%	1%
Foreign currency exchange effect(1)	(8)	(10)	(7)	(7)
End market sales (decline) growth(2)	(2)%	3%	12%	(6)%

Infrastructure
Three Months Ended December 31, 2022	Energy	Earthworks	General engineering
Constant currency end market sales growth	11%	11%	10%
Foreign currency exchange effect(1)	(3)	(7)	(7)
End market sales growth(2)	8%	4%	3%

Total
Three Months Ended December 31, 2022	General engineering	Transportation	Aerospace	Energy	Earthworks
Constant currency end market sales growth	7%	13%	19%	8%	11%
Foreign currency exchange effect(1)	(7)	(10)	(7)	(4)	(7)
End market sales growth(2)	—%	3%	12%	4%	4%

Metal Cutting
Six Months Ended December 31, 2022	General engineering	Transportation	Aerospace	Energy
Constant currency end market sales growth	7%	9%	22%	3%
Foreign currency exchange effect(1)	(8)	(9)	(7)	(7)
End market sales (decline) growth(2)	(1)%	—%	15%	(4)%

Infrastructure
Six Months Ended December 31, 2022	Energy	Earthworks	General engineering
Constant currency end market sales growth	16%	11%	5%
Foreign currency exchange effect(1)	(3)	(6)	(6)
End market sales growth (decline)(2)	13%	5%	(1)%

Total
Six Months Ended December 31, 2022	General engineering	Transportation	Aerospace	Energy	Earthworks
Constant currency end market sales growth	6%	9%	22%	12%	11%
Foreign currency exchange effect(1)	(7)	(9)	(7)	(4)	(6)
End market sales (decline) growth(2)	(1)%	—%	15%	8%	5%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reconciliations of constant currency regional sales growth to reported regional sales growth (decline)(3) are as follows:

	Three Months Ended December 31,			Six Months Ended December 31,
	Americas	EMEA	Asia Pacific	Americas	EMEA	Asia Pacific
Metal Cutting
Constant currency regional sales growth	12%	9%	2%	12%	7%	4%
Foreign currency exchange effect(1)	(1)	(15)	(10)	—	(15)	(9)
Regional sales growth (decline)(3)	11%	(6)%	(8)%	12%	(8)%	(5)%

Infrastructure
Constant currency regional sales growth	11%	23%	2%	12%	11%	5%
Foreign currency exchange effect(1)	(1)	(17)	(10)	—	(15)	(8)
Regional sales growth (decline)(3)	10%	6%	(8)%	12%	(4)%	(3)%

Total
Constant currency regional sales growth	11%	12%	2%	12%	8%	4%
Foreign currency exchange effect(1)	—	(15)	(10)	—	(15)	(8)
Regional sales growth (decline)(3)	11%	(3)%	(8)%	12%	(7)%	(4)%
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

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at December 31, 2022 that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2022	364,150	$22.39	364,150	$87,200,000
November 1 through November 30, 2022	106,547	24.10	103,977	84,700,000
December 1 through December 31, 2022	29,156	26.44	—	84,700,000
Total	499,853	$22.99	468,127

(1)During the current period, 1,745 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 29,981 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.
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
(4)Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2022 and 2021, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2022 and 2021, (iii) the Condensed Consolidated Balance Sheets at December 31, 2022 and June 30, 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2022 and 2021 and (v) Notes to Condensed Consolidated Financial Statements for the three and six months ended December 31, 2022 and 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date:	February 8, 2023	By:	/s/ John W. Witt
John W. Witt Vice President Finance and Corporate Controller