Form 10-Q
period 2023-03-31
KENNAMETAL INC
filed 2023-05-03
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2023
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

As of April 28, 2023 80,275,367 shares of the Registrant’s Capital Stock, par value $1.25 per share, were outstanding.

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share amounts)	2023	2022	2023	2022
Sales	$536,036	$512,259	$1,527,949	$1,482,441
Cost of goods sold	368,122	347,639	1,057,177	1,004,116
Gross profit	167,914	164,620	470,772	478,325
Operating expense	113,273	107,075	327,308	316,423
Restructuring and other charges, net (Note 6)	(994)	947	(2,499)	(2,323)
Gain on divestiture (Note 3)	—	—	—	(1,001)
Amortization of intangibles	3,164	3,234	9,476	9,751
Operating income	52,471	53,364	136,487	155,475
Interest expense	7,747	6,436	21,399	19,217
Other expense (income), net	986	(4,528)	2,584	(11,129)
Income before income taxes	43,738	51,456	112,504	147,387
Provision for income taxes	10,672	14,578	26,878	40,031
Net income	33,066	36,878	85,626	107,356
Less: Net income attributable to noncontrolling interests	1,129	1,583	3,594	4,443
Net income attributable to Kennametal	$31,937	$35,295	$82,032	$102,913
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings per share	$0.40	$0.42	$1.01	$1.23
Diluted earnings per share	$0.39	$0.42	$1.01	$1.22
Basic weighted average shares outstanding	80,611	83,084	80,967	83,538
Diluted weighted average shares outstanding	81,281	83,807	81,525	84,268

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Net income	$33,066	$36,878	$85,626	$107,356
Other comprehensive income (loss), net of tax
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	(192)	(192)	(577)	(577)
Unrecognized net pension and other postretirement benefit plans (loss) gain	(1,059)	1,511	(1,106)	4,291
Reclassification of net pension and other postretirement benefit plans loss	842	2,185	2,480	6,601
Foreign currency translation adjustments	13,689	(8,068)	13,559	(34,626)
Total other comprehensive income (loss), net of tax	13,280	(4,564)	14,356	(24,311)
Total comprehensive income	46,346	32,314	99,982	83,045
Less: comprehensive income attributable to noncontrolling interests	1,483	1,127	3,250	3,080
Comprehensive income attributable to Kennametal Shareholders	$44,863	$31,187	$96,732	$79,965
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	March 31, 2023	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$93,474	$85,586
Accounts receivable, less allowance for doubtful accounts of $9,084 and $9,422, respectively	313,866	295,346
Inventories (Note 9)	595,088	570,836
Other current assets	76,607	72,940
Total current assets	1,079,035	1,024,708
Property, plant and equipment:
Land and buildings	416,432	410,039
Machinery and equipment	1,941,238	1,904,872
Less accumulated depreciation	(1,382,753)	(1,312,870)
Property, plant and equipment, net	974,917	1,002,041
Other assets:
Goodwill (Note 17)	268,784	264,230
Other intangible assets, less accumulated amortization of $170,920 and $160,699, respectively (Note 17)	96,562	105,725
Operating lease right-of-use assets	41,180	47,206
Deferred income taxes	57,387	54,602
Other	85,716	75,012
Total other assets	549,629	546,775
Total assets	$2,603,581	$2,573,524
LIABILITIES
Current liabilities:
Revolving and other lines of credit and notes payable (Note 11)	$64,055	$21,186
Current operating lease liabilities	11,145	12,387
Accounts payable	197,158	227,887
Accrued income taxes	41,546	29,476
Accrued expenses	46,851	56,310
Other current liabilities	127,974	138,403
Total current liabilities	488,729	485,649
Long-term debt, less current maturities (Note 10)	594,970	594,364
Operating lease liabilities	30,581	35,342
Deferred income taxes	32,584	32,185
Accrued pension and postretirement benefits	116,771	112,995
Accrued income taxes	—	6,369
Other liabilities	23,630	15,373
Total liabilities	1,287,265	1,282,277
Commitments and contingencies
EQUITY (Note 15)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 80,274 and 81,337 shares issued, respectively	100,342	101,671
Additional paid-in capital	470,709	494,202
Retained earnings	1,104,219	1,070,655
Accumulated other comprehensive loss	(399,251)	(413,951)
Total Kennametal Shareholders’ Equity	1,276,019	1,252,577
Noncontrolling interests	40,297	38,670
Total equity	1,316,316	1,291,247
Total liabilities and equity	$2,603,581	$2,573,524
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Nine Months Ended March 31,
(in thousands)	2023	2022
OPERATING ACTIVITIES
Net income	$85,626	$107,356
Adjustments to reconcile to cash from operations:
Depreciation	91,710	87,984
Amortization	9,476	9,751
Stock-based compensation expense	18,765	18,024
Restructuring and other charges, net (Note 6)	(2,499)	(2,444)
Deferred income taxes	(2,658)	593
Gain on divestiture (Note 3)	—	(1,001)
Other	3,971	703
Changes in certain assets and liabilities:
Accounts receivable	(16,427)	(17,757)
Inventories	(17,271)	(99,486)
Accounts payable and accrued liabilities	(46,253)	(11,416)
Accrued income taxes	1,524	14,733
Accrued pension and postretirement benefits	(6,994)	(20,318)
Other	7,212	6,301
Net cash flow provided by operating activities	126,182	93,023
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(71,083)	(60,151)
Disposals of property, plant and equipment	4,774	765
Proceeds from divestiture (Note 3)	—	1,001
Other	95	62
Net cash flow used in investing activities	(66,214)	(58,323)
FINANCING ACTIVITIES
Net decrease in notes payable	(567)	(7,111)
Net increase in revolving and other lines of credit	43,600	27,500
Purchase of capital stock	(37,556)	(50,522)
The effect of employee benefit and stock plans and dividend reinvestment	(6,036)	(6,889)
Cash dividends paid to Shareholders	(48,468)	(50,062)
Other	(986)	(682)
Net cash flow used in financing activities	(50,013)	(87,766)
Effect of exchange rate changes on cash and cash equivalents	(2,067)	(999)
CASH AND CASH EQUIVALENTS
Net increase in cash and cash equivalents	7,888	(54,065)
Cash and cash equivalents, beginning of period	85,586	154,047
Cash and cash equivalents, end of period	$93,474	$99,982
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION
The condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, which include our accounts and those of our subsidiaries in which we have a controlling interest, should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “2022 Annual Report”). The condensed consolidated balance sheet as of June 30, 2022 was derived from the audited balance sheet included in our 2022 Annual Report. The interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the nine months ended March 31, 2023 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2023 is to the fiscal year ending June 30, 2023. When used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “the Company,” “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

2.SUPPLEMENTAL CASH FLOW DISCLOSURES

	Nine Months Ended March 31,
(in thousands)	2023	2022
Cash paid during the period for:
Interest	$19,720	$17,519
Income taxes	28,012	24,705
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	(7,245)	2,502

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
Level 3: Inputs that are unobservable.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2023, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$160	$—	$160
Total assets at fair value	$—	$160	$—	$160

Liabilities:
Derivatives (1)	$—	$3	$—	$3
Total liabilities at fair value	$—	$3	$—	$3

As of June 30, 2022, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$176	$—	$176
Total assets at fair value	$—	$176	$—	$176

Liabilities:
Derivatives (1)	$—	$574	$—	$574
Total liabilities at fair value	$—	$574	$—	$574
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
There were no derivatives designated as hedging instruments as of March 31, 2023 and June 30, 2022. The fair value of derivatives not designated as hedging instruments in the condensed consolidated balance sheets are as follows:

(in thousands)	March 31, 2023	June 30, 2022
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	$160	$176
Other current liabilities - currency forward contracts	(3)	(574)
Total derivatives not designated as hedging instruments	157	(398)
Total derivatives	$157	$(398)

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

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Other expense (income), net - currency forward contracts	$56	$(541)	$(447)	$(535)

NET INVESTMENT HEDGES
As of March 31, 2023 and June 30, 2022, we had certain foreign currency-denominated intercompany loans payable with total aggregate principal amounts of €17.1 million and €13.0 million, respectively, designated as net investment hedges to hedge the foreign exchange exposure of our net investment in our Euro-based subsidiaries. A loss of $0.3 million and a gain of $0.1 million were recorded as a component of foreign currency translation adjustments in other comprehensive income (loss) for the three months ended March 31, 2023 and 2022, respectively. Gains of $1.0 million and $1.5 million were recorded as a component of foreign currency translation adjustments in other comprehensive loss for the nine months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

Instrument	Notional (EUR in thousands)(2)	Notional (USD in thousands)(2)	Maturity
Foreign currency-denominated intercompany loan payable	€17,129	$18,649	June 30, 2023
(2) Includes principal and accrued interest.

6.    RESTRUCTURING AND OTHER CHARGES, NET
We recorded no restructuring and related charges for the three and nine months ended March 31, 2023. For the three months ended March 31, 2022, we recorded restructuring and related charges of $3.0 million, which consisted of charges of $3.0 million in Metal Cutting and an immaterial amount in Infrastructure. Of this amount, restructuring charges were $0.9 million and restructuring-related charges were $2.1 million (included in cost of goods sold).
For the nine months ended March 31, 2022, we recorded restructuring and related charges of $2.6 million, which consisted of charges of $2.6 million in Metal Cutting and an immaterial amount in Infrastructure. Of this amount, the net benefits from the reversal of restructuring charges were $2.3 million and restructuring-related charges were $4.9 million (included in cost of goods sold).
As of March 31, 2023, $2.9 million and $1.5 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively, in our condensed consolidated balance sheet. As of June 30, 2022, $6.0 million and $1.9 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively. The amounts are as follows:

(in thousands)	June 30, 2022	Expense	Translation	Cash Expenditures	March 31, 2023
Severance	$7,919	$—	$29	$(3,529)	$4,419
Total	$7,919	$—	$29	$(3,529)	$4,419
Included in other charges, net for the three and nine months ended March 31, 2023 is a net benefit of $1.0 million and $2.5 million, respectively, consisting primarily from gains on the sale of properties.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.    STOCK-BASED COMPENSATION
Stock Options
Changes in our stock options for the nine months ended March 31, 2023 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2022	271,843	$37.45
Exercised	—
Lapsed or forfeited	(54,229)	38.10
Options outstanding, March 31, 2023	217,614	$37.29	1.6	$94
Options vested, March 31, 2023	217,614	$37.29	1.6	$94
Options exercisable, March 31, 2023	217,614	$37.29	1.6	$94
As of March 31, 2023 and June 30, 2022, there was no unrecognized compensation cost related to options outstanding, and all options were fully vested as of March 31, 2023 and 2022.
The amount of cash received from the exercise of options during the nine months ended March 31, 2023 and 2022 was zero and $0.2 million, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2023 and 2022 was zero and $0.1 million, respectively.
Restricted Stock Units – Performance Vesting and Time Vesting
Changes in our performance vesting and time vesting restricted stock units for the nine months ended March 31, 2023 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2022	350,955	$33.44	1,213,896	$33.53
Granted	189,469	27.27	736,175	26.92
Vested	—	—	(635,923)	32.65
Performance metric adjustments, net	(52,111)	27.58	—	—
Forfeited	(4,832)	30.49	(79,830)	30.59
Unvested, March 31, 2023	483,481	$31.68	1,234,318	$30.23
During the nine months ended March 31, 2023 and 2022, compensation expense related to time vesting and performance vesting restricted stock units was $17.7 million and $17.2 million, respectively. Performance vesting stock units were adjusted by 52,111 units during the nine months ended March 31, 2023 related to the fiscal 2022 performance year. As of March 31, 2023, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $28.7 million and is expected to be recognized over a weighted average period of 1.8 years.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The table below summarizes the components of net periodic pension income:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Service cost	$243	$279	$718	$846
Interest cost	8,085	5,631	24,127	16,931
Expected return on plan assets	(10,045)	(12,985)	(30,054)	(39,020)
Amortization of transition obligation	21	23	62	71
Amortization of prior service cost	1	3	4	9
Recognition of actuarial losses	1,117	2,918	3,314	8,829
Net periodic pension income	$(578)	$(4,131)	$(1,829)	$(12,334)
The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Interest cost	$104	$72	$312	$216
Amortization of prior service credit	(68)	(69)	(203)	(207)
Recognition of actuarial loss	48	74	144	223
Net periodic other postretirement benefit cost	$84	$77	$253	$232
The service cost component of net periodic pension income is reported as a component of cost of goods sold and operating expense. All other components of net periodic pension income and net periodic other postretirement benefit cost are reported as a component of other expense (income), net.

9.    INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 37 percent and 39 percent of total inventories at March 31, 2023 and June 30, 2022, respectively. Inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year; therefore, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs and are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

(in thousands)	March 31, 2023	June 30, 2022
Finished goods	$339,069	$316,936
Work in process and powder blends	241,712	231,214
Raw materials	97,920	107,024
Inventories at current cost	678,701	655,174
Less: LIFO valuation	(83,613)	(84,338)
Total inventories	$595,088	$570,836

10.    LONG-TERM DEBT
Fixed rate debt had a fair market value of $538.2 million and $536.1 million at March 31, 2023 and June 30, 2022, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of March 31, 2023 and June 30, 2022, respectively.

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
As of March 31, 2023, we were in compliance with all the covenants of the Credit Agreement and we had $62.6 million of borrowings outstanding and $637.4 million of additional availability. We had $19.0 million of borrowings outstanding as of June 30, 2022.
Borrowings on other lines of credit and notes payable were $1.5 million and $2.2 million at March 31, 2023 and June 30, 2022, respectively.

12.     ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain sites associated with our current or former operations.
We establish and maintain accruals for estimated liabilities associated with certain environmental matters. At March 31, 2023, the balance of such accruals was $12.1 million, of which $1.7 million was current. At June 30, 2022, the balance was $12.5 million, of which $7.9 million was current. The decrease in the current balances reflects adjustments in estimated completion timelines based on currently available information, while the composition of such accruals remains largely unchanged. These accruals are generally not discounted.
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.     INCOME TAXES
The effective income tax rates for the three months ended March 31, 2023 and 2022 were 24.4 percent and 28.3 percent, respectively. The year-over-year change is primarily due to geographical mix.
The effective income tax rates for the nine months ended March 31, 2023 and 2022 were 23.9 percent and 27.2 percent, respectively. The year-over-year change is primarily due to geographical mix and a $2.2 million tax benefit recorded in the second quarter of the current year related to Swiss tax reform.
Swiss tax reform
Swiss tax reform legislation was effectively enacted during the December quarter of fiscal 2020 when the Canton of Schaffhausen approved the Federal Act on Tax Reform and AHV Financing on October 8, 2019 (Swiss tax reform). Significant changes from Swiss tax reform include the abolishment of certain favorable tax regimes and the creation of a multi-year transitional period at both the federal and cantonal levels. The transitional provisions of Swiss tax reform allow companies to utilize a combination of lower tax rates and tax basis adjustments to fair value, which are used for tax depreciation and amortization purposes resulting in deductions over the transitional period. To reflect the federal and cantonal transitional provisions, as they apply to us, we recorded a deferred tax asset of $14.5 million during the three months ended December 31, 2020. We considered the deferred tax asset from Swiss tax reform to be an estimate based on our interpretation of the legislation, which was subject to change based on further legislative guidance, review with the Swiss federal and cantonal authorities, and modifications to the underlying valuation. During the quarter ended December 31, 2022, we finalized the calculation of the transitional provisions of Swiss tax reform after a review and receipt of a ruling from the Swiss federal and cantonal authorities and recorded a $2.2 million tax benefit to adjust the deferred tax asset and income tax liabilities related to fiscal years 2021 and 2022.

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
The following table provides the computation of diluted shares outstanding for the three and nine months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Weighted-average shares outstanding during the period	80,611	83,084	80,967	83,538
Add: Unexercised stock options and unvested restricted stock units	670	723	558	730
Number of shares on which diluted earnings per share is calculated	81,281	83,807	81,525	84,268
Unexercised stock options with an exercise price greater than the average market price and restricted stock units not included in the computation because they were anti-dilutive	453	372	646	340

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.    EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the three months ending March 31, 2023 and 2022 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of December 31, 2022	$100,641	$473,323	$1,088,379	$(412,176)	$39,034	$1,289,201
Net income	—	—	31,937	—	1,129	33,066
Other comprehensive income	—	—	—	12,925	355	13,280
Dividend reinvestment	2	45	—	—	—	47
Capital stock issued under employee benefit and stock plans(3)	29	4,499	—	—	—	4,528
Purchase of capital stock	(330)	(7,158)	—	—	—	(7,488)
Cash dividends ($0.20 per share)	—	—	(16,097)	—	—	(16,097)
Cash dividends to non-controlling interests	—	—	—	—	(221)	(221)
Total equity, March 31, 2023	$100,342	$470,709	$1,104,219	$(399,251)	$40,297	$1,316,316

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of December 31, 2021	$103,842	$534,592	$1,026,756	$(349,168)	$40,551	$1,356,573
Net income	—	—	35,295	—	1,583	36,878
Other comprehensive loss	—	—	—	(4,107)	(457)	(4,564)
Dividend reinvestment	2	45	—	—	—	47
Capital stock issued under employee benefit and stock plans(3)	31	4,457	—	—	—	4,488
Purchase of capital stock	(577)	(14,437)	—	—	—	(15,014)
Cash dividends ($0.20 per share)	—	—	(16,606)	—	—	(16,606)
Total equity, March 31, 2022	$103,298	$524,657	$1,045,445	$(353,275)	$41,677	$1,361,802
(3) Net of restricted stock units delivered upon vesting to satisfy tax withholding requirements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the nine months ending March 31, 2023 and 2022 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2022	$101,671	$494,202	$1,070,655	$(413,951)	$38,670	$1,291,247
Net income	—	—	82,032	—	3,594	85,626
Other comprehensive income	—	—	—	14,700	(344)	14,356
Dividend reinvestment	6	134	—	—	—	140
Capital stock issued under employee benefit and stock plans(3)	614	11,980	—	—	—	12,594
Purchase of capital stock	(1,949)	(35,607)	—	—	—	(37,556)
Cash dividends ($0.60 per share)	—	—	(48,468)	—		(48,468)
Cash dividends to non-controlling interests	—		—	—	(1,623)	(1,623)
Total equity, March 31, 2023	$100,342	$470,709	$1,104,219	$(399,251)	$40,297	$1,316,316

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2021	$104,518	$562,820	$992,597	$(330,327)	$38,597	$1,368,205
Net income	—	—	102,913	—	4,443	107,356
Other comprehensive loss	—	—	—	(22,948)	(1,363)	(24,311)
Dividend reinvestment	5	137	—	—	—	142
Capital stock issued under employee benefit and stock plans(3)	543	10,454	—	—	—	10,997
Purchase of capital stock	(1,768)	(48,754)	—	—	—	(50,522)
Cash dividends ($0.60 per share)	—	—	(50,065)	—	—	(50,065)
Total equity, March 31, 2022	$103,298	$524,657	$1,045,445	$(353,275)	$41,677	$1,361,802
(3) Net of restricted stock units delivered upon vesting to satisfy tax withholding requirements.
The amounts of comprehensive income attributable to Kennametal Shareholders and noncontrolling interests are disclosed in the condensed consolidated statements of comprehensive income.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of, and changes in, accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the nine months ended March 31, 2023:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2022	$(208,406)	$(210,048)	$4,503	$(413,951)
Other comprehensive (loss) income before reclassifications	(1,106)	13,903	—	12,797
Amounts reclassified from AOCL	2,480		(577)	1,903
Net other comprehensive income (loss)	1,374	13,903	(577)	14,700
AOCL, March 31, 2023	$(207,032)	$(196,145)	$3,926	$(399,251)

Attributable to noncontrolling interests:
Balance, June 30, 2022	$—	$(7,547)	$—	$(7,547)
Other comprehensive loss before reclassifications	—	(344)	—	(344)
Net other comprehensive loss	—	(344)	—	(344)
AOCL, March 31, 2023	$—	$(7,891)	$—	$(7,891)

The components of, and changes in, AOCL were as follows, net of tax, for the nine months ended March 31, 2022:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2021	$(213,172)	$(122,428)	$5,273	$(330,327)
Other comprehensive income (loss) before reclassifications	4,291	(33,263)	—	(28,972)
Amounts reclassified from AOCL	6,601	—	(577)	6,024
Net other comprehensive income (loss)	10,892	(33,263)	(577)	(22,948)
AOCL, March 31, 2022	$(202,280)	$(155,691)	$4,696	$(353,275)

Attributable to noncontrolling interests:
Balance, June 30, 2021	$—	$(3,982)	$—	$(3,982)
Other comprehensive loss before reclassifications	—	(1,363)	—	(1,363)
Net other comprehensive loss	—	(1,363)	—	(1,363)
AOCL, March 31, 2022	$—	$(5,345)	$—	$(5,345)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications out of AOCL for the three and nine months ended March 31, 2023 and 2022 consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2023	2022	2023	2022	Affected line item in the Income Statement
Gains on cash flow hedges:
Forward starting interest rate swaps	$(255)	$(255)	$(766)	$(766)	Interest expense
Total before tax	(255)	(255)	(766)	(766)
Tax impact	63	63	189	189	Provision for income taxes
Net of tax	$(192)	$(192)	$(577)	$(577)

Pension and other postretirement benefits:
Amortization of transition obligations	$21	$23	$62	$71	Other income, net
Amortization of prior service credit	(67)	(66)	(199)	(198)	Other income, net
Recognition of actuarial losses	1,165	2,992	3,458	9,052	Other income, net
Total before tax	1,119	2,949	3,321	8,925
Tax impact	(277)	(764)	(841)	(2,324)	Provision for income taxes
Net of tax	$842	$2,185	$2,480	$6,601

The amount of income tax allocated to each component of other comprehensive income (loss) for the three months ended March 31, 2023 and 2022 were as follows:

		2023			2022
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	$(255)	$63	$(192)	$(255)	$63	$(192)
Unrecognized net pension and other postretirement benefit plans (loss) gain	(1,428)	369	(1,059)	2,054	(543)	1,511
Reclassification of net pension and other postretirement benefit plans loss	1,119	(277)	842	2,949	(764)	2,185
Foreign currency translation adjustments	13,598	91	13,689	(8,055)	(13)	(8,068)
Other comprehensive income (loss)	$13,034	$246	$13,280	$(3,307)	$(1,257)	$(4,564)

The amount of income tax allocated to each component of other comprehensive income (loss) for the nine months ended March 31, 2023 and 2022 were as follows:

		2023			2022
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	$(766)	$189	$(577)	$(766)	$189	$(577)
Unrecognized net pension and other postretirement benefit plans (loss) gain	(1,512)	406	(1,106)	5,885	(1,594)	4,291
Reclassification of net pension and other postretirement benefit plans loss	3,321	(841)	2,480	8,925	(2,324)	6,601
Foreign currency translation adjustments	13,474	85	13,559	(34,575)	(51)	(34,626)
Other comprehensive income (loss)	$14,517	$(161)	$14,356	$(20,531)	$(3,780)	$(24,311)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.    GOODWILL AND OTHER INTANGIBLE ASSETS
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such carrying amounts, is as follows:

(in thousands)	Metal Cutting	Infrastructure	Total
Gross goodwill	$441,891	$633,211	$1,075,102
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2022	$264,230	$—	$264,230

Activity for the nine months ended March 31, 2023:
Change in gross goodwill due to translation	4,554	—	4,554

Gross goodwill	446,445	633,211	1,079,656
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of March 31, 2023	$268,784	$—	$268,784
The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	March 31, 2023		June 30, 2022
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology-based and other	4 to 20	$31,993	$(23,728)	$31,592	$(22,734)
Customer-related	10 to 21	180,515	(111,283)	180,263	(104,698)
Unpatented technology	10 to 30	31,700	(24,723)	31,807	(22,950)
Trademarks	5 to 20	12,447	(11,186)	12,403	(10,317)
Trademarks	Indefinite	10,827	—	10,359	—
Total		$267,482	$(170,920)	$266,424	$(160,699)

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
Our sales and operating income by segment are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Sales:
Metal Cutting	$333,507	$313,813	$932,912	$910,824
Infrastructure	202,529	198,446	595,037	571,617
Total sales	$536,036	$512,259	$1,527,949	$1,482,441
Operating income:
Metal Cutting	$43,765	$30,232	$98,593	$87,292
Infrastructure	9,658	23,673	40,543	69,680
Corporate	(952)	(541)	(2,649)	(1,497)
Total operating income	52,471	53,364	136,487	155,475
Interest expense	7,747	6,436	21,399	19,217
Other expense (income), net	986	(4,528)	2,584	(11,129)
Income before income taxes	$43,738	$51,456	$112,504	$147,387
The following table presents Kennametal's revenue disaggregated by geography:

	Three Months Ended
	March 31, 2023			March 31, 2022
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	44%	60%	50%	41%	62%	49%
EMEA	38	19	31	38	16	30
Asia Pacific	18	21	19	21	22	21

	Nine Months Ended
	March 31, 2023			March 31, 2022
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	44%	61%	50%	40%	59%	47%
EMEA	36	17	29	38	18	30
Asia Pacific	20	22	21	22	23	23

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables presents Kennametal's revenue disaggregated by end market:

	Three Months Ended March 31, 2023
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	56%	33%	47%
Transportation	26	—	16
Aerospace	11	—	7
Energy	7	32	17
Earthworks	—	35	13

	Three Months Ended March 31, 2022
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	55%	33%	47%
Transportation	28	—	17
Aerospace	9	—	6
Energy	8	30	16
Earthworks	—	37	14

	Nine Months Ended March 31, 2023
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	56%	33%	47%
Transportation	27	—	16
Aerospace	10	—	6
Energy	7	31	17
Earthworks	—	36	14

	Nine Months Ended March 31, 2022
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	56%	35%	48%
Transportation	27	—	17
Aerospace	9	—	5
Energy	8	29	16
Earthworks	—	36	14

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
Our sales of $536.0 million for the quarter ended March 31, 2023 increased 5 percent year-over-year, reflecting 8 percent organic sales growth and a favorable business days effect of 1 percent, partially offset by an unfavorable foreign currency effect of 4 percent.
Operating income was $52.5 million compared to $53.4 million in the prior year quarter. The slight year-over-year decrease of $0.9 million was primarily due to higher raw material costs of approximately $20 million, under-absorption of approximately $5 million within the Infrastructure segment, higher wages, general inflation and unfavorable foreign currency exchange of approximately $3 million. These factors were offset by higher price realization and, in the Metal Cutting segment, higher sales volumes. Operating margin was 9.8 percent compared to 10.4 percent in the prior year quarter. The Metal Cutting and Infrastructure segments had operating margins of 13.1 percent and 4.8 percent, respectively, for the quarter ended March 31, 2023.
On March 11, 2020, the World Health Organization declared the Coronavirus Disease 2019 (COVID-19) a pandemic bringing significant uncertainty in our end markets and operations. Since then, many jurisdictions have eased or eliminated stay-at-home, social distancing, and various other restrictions implemented at the onset of the pandemic, as the administration and acceptance of vaccines has increased and COVID-19 cases have dropped. One of the last countries to ease pandemic-control measures was China, which in December 2022 announced it would be rolling back some of its most strict anti-COVID-19 restrictions, including lockdowns, mask mandates and travel restrictions. The slow recovery in China, temporary labor shortages due to COVID-19 related absenteeism in certain regions and other supply chain challenges have created significant operating constraints on our business.
Russia's invasion of Ukraine in February 2022 resulted in the imposition of economic sanctions on Russia by the United States, Canada, the European Union and other countries. We have experienced increased costs for energy and raw materials and other supply chain issues due, in part, to the negative impact of the conflict on the global economy. During the March quarter of 2022, the Company ceased operations in Russia and subsequently decided to liquidate its legal entity in Russia, which is expected to be completed during fiscal 2024.
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
For the three and nine months ended March 31, 2023, the Company repurchased $7 million and $37 million, respectively, of Kennametal common stock under its $200 million three-year program. Inception-to-date the Company has repurchased $123 million of Kennametal common stock.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company paid $16 million and $48 million in cash dividends to Kennametal shareholders during the three and nine months ended March 31, 2023, respectively. The Company has a long history of consistently paying dividends to shareholders since its listing on the New York Stock Exchange in 1967.
Current quarter earnings per diluted share (EPS) was $0.39. EPS of $0.42 in the prior year quarter was unfavorably affected by restructuring and related charges of $0.03 per share and charges related to Russian and Ukrainian operations of $0.02 per share.
Net cash flow provided by operating activities was $126.2 million during the nine months ended March 31, 2023 compared to $93.0 million during the prior year period. Capital expenditures were $71.1 million and $60.2 million during the nine months ended March 31, 2023 and 2022, respectively.

RESULTS OF CONTINUING OPERATIONS
SALES
Sales for the three months ended March 31, 2023 were $536.0 million, an increase of $23.8 million, or 5 percent, from $512.3 million in the prior year quarter. The increase in sales was driven by organic growth of 8 percent and a favorable business days effect of 1 percent, partially offset by an unfavorable foreign currency effect of 4 percent.
Sales for the nine months ended March 31, 2023 were $1,527.9 million, an increase of $45.5 million, or 3 percent, from $1,482.4 million in the prior year period. The increase in sales was driven by organic growth of 10 percent, partially offset by an unfavorable currency exchange effect of 7 percent.
Our sales growth (decline) by end market and region are as follows:

	Three Months Ended March 31, 2023		Nine Months Ended March 31, 2023
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales growth (decline):
Aerospace	21%	25%	17%	23%
Energy	7	9	7	11
Earthworks	(3)	1	2	8
General engineering	6	9	1	7
Transportation	—	5	—	8
Regional sales growth (decline):
Americas	8%	8%	10%	11%
Europe, the Middle East and Africa (EMEA)	7	14	(2)	10
Asia Pacific	(6)	1	(5)	3
GROSS PROFIT
Gross profit for the three months ended March 31, 2023 was $167.9 million, an increase of $3.3 million from $164.6 million in the prior year quarter. The increase was primarily due to higher price realization and, in the Metal Cutting segment, higher sales volumes. These factors were partially offset by higher raw material costs of approximately $20 million, under-absorption of approximately $5 million within the Infrastructure segment, higher wages, general inflation and unfavorable foreign currency exchange of approximately $6 million. Gross profit margin for the three months ended March 31, 2023 was 31.3 percent, as compared to 32.1 percent in the prior year quarter.
Gross profit for the nine months ended March 31, 2023 was $470.8 million, a decrease of $7.6 million from $478.3 million in the prior year period. The decrease was primarily due to higher raw material costs of approximately $61 million, unfavorable foreign currency exchange of approximately $30 million, higher wages and general inflation, including an inflationary bonus of $2 million for certain German employees, under-absorption of approximately $10 million within the Infrastructure segment, temporary supply chain disruptions of approximately $5 million and depreciation of approximately $2 million due to the decision to scrap certain assets. These factors were partially offset by higher price realization and higher sales volumes. Gross profit margin for the nine months ended March 31, 2023 was 30.8 percent, as compared to 32.3 percent in the prior year period.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSE
Operating expense for the three months ended March 31, 2023 was $113.3 million compared to $107.1 million for the three months ended March 31, 2022. Operating expense for the nine months ended March 31, 2023 was $327.3 million compared to $316.4 million for the nine months ended March 31, 2022. The increases in both periods were primarily due to higher wages and general inflation, partially offset by foreign currency exchange.
Research and development expenses included in operating expense totaled $11.3 million and $10.6 million for the three months ended March 31, 2023 and 2022, respectively, and $32.6 million and $31.3 million for the nine months ended March 31, 2023 and 2022, respectively.
INTEREST EXPENSE
Interest expense for the three months ended March 31, 2023 increased to $7.7 million compared to $6.4 million for the three months ended March 31, 2022. The increase in interest expense for the three months ended March 31, 2023 was primarily related to higher market interest rates. Interest expense for the nine months ended March 31, 2023 increased to $21.4 million compared to $19.2 million for the nine months ended March 31, 2022. The increase in interest expense for the nine months ended March 31, 2023 was due to increased amounts outstanding under the Credit Agreement and higher market interest rates.
OTHER EXPENSE/INCOME, NET
Other expense for the three months ended March 31, 2023 was $1.0 million compared to other income of $4.5 million during the three months ended March 31, 2022. Other expense for the nine months ended March 31, 2023 was $2.6 million compared to other income of $11.1 million during the nine months ended March 31, 2022. The changes for both periods were due primarily to lower net periodic pension income in the current year.
PROVISION FOR INCOME TAXES
The effective income tax rates for the three months ended March 31, 2023 and 2022 were 24.4 percent and 28.3 percent, respectively. The year-over-year change is primarily due to geographical mix.
The effective income tax rates for the nine months ended March 31, 2023 and 2022 were 23.9 percent and 27.2 percent, respectively. The year-over-year change is primarily due to geographical mix and a $2.2 million tax benefit recorded in the second quarter of the current year related to Swiss tax reform and geographical mix.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our sales and operating income by segment are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Sales:
Metal Cutting	$333,507	$313,813	$932,912	$910,824
Infrastructure	202,529	198,446	595,037	571,617
Total sales	$536,036	$512,259	$1,527,949	$1,482,441
Operating income:
Metal Cutting	$43,765	$30,232	$98,593	$87,292
Infrastructure	9,658	23,673	40,543	69,680
Corporate	(952)	(541)	(2,649)	(1,497)
Total operating income	52,471	53,364	136,487	155,475
Interest expense	7,747	6,436	21,399	19,217
Other expense (income), net	986	(4,528)	2,584	(11,129)
Income before income taxes	$43,738	$51,456	$112,504	$147,387
METAL CUTTING

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except operating margin)	2023	2022	2023	2022
Sales	$333,507	$313,813	$932,912	$910,824
Operating income	43,765	30,232	98,593	87,292
Operating margin	13.1%	9.6%	10.6%	9.6%

	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2023
(in percentages)
Organic sales growth	10%	10%
Foreign currency exchange effect(1)	(5)	(8)
Business days effect(2)	1	—
Sales growth	6%	2%

	Three Months Ended March 31, 2023		Nine Months Ended March 31, 2023
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales growth (decline):
Aerospace	21%	25%	17%	23%
Transportation	—	5	—	8
General engineering	7	11	2	8
Energy	3	7	(2)	4
Regional sales growth (decline):
Americas	16%	16%	13%	14%
EMEA	5	11	(4)	9
Asia Pacific	(10)	(3)	(7)	2

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended March 31, 2023, Metal Cutting sales increased 6 percent compared to the prior year quarter. This was driven by organic growth of 10 percent and a favorable business days effect of 1 percent, partially offset by an unfavorable foreign currency effect of 5 percent. Aerospace end market sales increased as a result of our focused execution on our strategic initiatives, the effects of which were partially offset by unfavorable foreign currency exchange. Sales in the general engineering end market increased in all regions as strong underlying demand continues, the effects of which were partially offset by unfavorable foreign currency exchange, our exit from Russia and a slower recovery in China from COVID-related disruptions. Energy end market sales increased as the customer year-end inventory rebalancing activities subsided, the effects of which were partially offset by unfavorable foreign currency exchange. Transportation end market sales benefited from improving customer supply chains and hybrid/electric vehicle business in the Americas and EMEA, the effects of which were offset by unfavorable foreign currency exchange. On a regional basis, sales in the Americas increased primarily due to the continued broad and resilient demand of our end markets. Sales growth in EMEA reflects the execution on our strategic initiatives, the effects of which were partially offset by unfavorable foreign currency exchange. Sales in Asia Pacific were negatively affected by a slower recovery in China from COVID-related disruptions and unfavorable foreign currency exchange.
For the three months ended March 31, 2023, Metal Cutting operating income was $43.8 million compared to $30.2 million in the prior year quarter. The increase in operating income was primarily due to higher price realization, higher sales volumes and a gain of approximately $1 million on a property sale. These factors were partially offset by higher raw material costs of approximately $7 million, higher wages and unfavorable foreign currency exchange of approximately $2 million.
For the nine months ended March 31, 2023, Metal Cutting sales increased 2 percent compared to the prior year period. This was driven by organic growth of 10 percent, partially offset by an unfavorable foreign currency effect of 8 percent. Aerospace end market sales increased as a result of our focused execution on our strategic initiatives, the effects of which were partially offset by unfavorable foreign currency exchange. Sales in the general engineering end market increased in all regions as strong underlying demand continues, the effects of which were partially offset by unfavorable foreign currency exchange, our exit from Russia and a slower recovery in China from COVID-related disruptions. Energy end market sales increased as the customer year-end inventory rebalancing activities subsided, the effects of which were partially offset by unfavorable foreign currency exchange. Transportation end market sales benefited from improving customer supply chains and hybrid/electric vehicle business in the Americas and EMEA, the effects of which were offset by unfavorable foreign currency exchange. On a regional basis, sales in the Americas increased primarily due to the continued broad and resilient demand of our end markets. Sales growth in EMEA reflects the execution on our strategic initiatives, the effects of which were partially offset by unfavorable foreign currency exchange. Sales in Asia Pacific were negatively affected by a slower recovery in China from COVID-related disruptions and unfavorable foreign currency exchange.
For the nine months ended March 31, 2023, Metal Cutting operating income was $98.6 million compared to $87.3 million in the prior year period. The increase in operating income was primarily due to higher price realization, higher sales volumes and a gain of approximately $3 million on property sales. These factors were partially offset by higher raw material costs of approximately $19 million, higher wages and general inflation, including an inflationary bonus of $2 million for certain German employees, unfavorable foreign currency exchange of approximately $12 million and depreciation including approximately $2 million due to the decision to scrap certain assets.
INFRASTRUCTURE

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Sales	$202,529	$198,446	$595,037	$571,617
Operating income	9,658	23,673	40,543	69,680
Operating margin	4.8%	11.9%	6.8%	12.2%

	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2023
(in percentages)
Organic sales growth	5%	9%
Foreign currency exchange effect(1)	(3)	(4)
Business days effect(2)	—	(1)
Sales growth	2%	4%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three Months Ended March 31, 2023		Nine Months Ended March 31, 2023
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales growth (decline):
Energy	8%	10%	11%	14%
Earthworks	(3)	1	2	8
General engineering	1	5	—	5
Regional sales growth (decline):
Americas	(1)%	—%	7%	8%
EMEA	16	24	2	15
Asia Pacific	—	7	(2)	6
For the three months ended March 31, 2023, Infrastructure sales increased by 2 percent from the prior year quarter. The increase in sales was driven by organic growth of 5 percent, partially offset by an unfavorable foreign currency effect of 3 percent. Energy end market sales increased primarily due to strength in U.S. oil and gas and as land rig counts continue to increase, the effects of which were partially offset by unfavorable foreign currency exchange. Sales in the general engineering end market increased in EMEA due to strong demand, which was partially offset by unfavorable foreign currency exchange and lower demand in the Americas primarily due to the loss of a customer who elected to insource production. Earthworks end market sales increased in Asia Pacific as underlying demand in underground mining continues to be strong, the effects of which were offset by unfavorable foreign currency exchange and order timing in the Americas. On a regional basis, sales in EMEA increased in all end markets, primarily in general engineering, the effects of which were partially offset by unfavorable foreign currency exchange. Sales increased in Asia Pacific primarily in earthworks and to a lesser extent general engineering, the effects of which were partially offset by unfavorable foreign currency exchange and a decline in the energy end market. Sales in the Americas increased in energy, the effects of which were offset by decreases in general engineering and earthworks and unfavorable foreign currency exchange.
For the three months ended March 31, 2023, Infrastructure operating income was $9.7 million compared to $23.7 million in the prior year quarter. The decrease in operating income was primarily due to higher raw material costs of approximately $13 million, under-absorption of approximately $5 million, general inflation and lower sales volumes. These factors were partially offset by higher price realization.
For the nine months ended March 31, 2023, Infrastructure sales increased by 4 percent from the prior year period. The increase in sales was driven by organic growth of 9 percent, partially offset by an unfavorable foreign currency effect of 4 percent and an unfavorable business days effect of 1 percent. Energy end market sales increased primarily due to strength in U.S. oil and gas and as land rig counts continue to increase, the effects of which were partially offset by unfavorable foreign currency exchange. Sales in the general engineering end market increased in EMEA due to strong demand, which was partially offset by unfavorable foreign currency exchange and lower demand in the Americas primarily due to the loss of a customer who elected to insource production. Earthworks end market sales increased in Asia Pacific as underlying demand in underground mining continues to be strong, the effects of which were offset by unfavorable foreign currency exchange and order timing in the Americas. On a regional basis, sales in EMEA increased in all end markets, primarily in general engineering, the effects of which were partially offset by unfavorable foreign currency exchange. Sales increased in Asia Pacific primarily in earthworks and to a lesser extent general engineering, the effects of which were partially offset by unfavorable foreign currency exchange and a decline in the energy end market. Sales in the Americas increased in energy, the effects of which were offset by decreases in general engineering and earthworks and unfavorable foreign currency exchange.
For the nine months ended March 31, 2023, Infrastructure operating income was $40.5 million compared to $69.7 million in the prior year period. The decrease in operating income was primarily due to higher raw material costs of approximately $41 million, higher wages and general inflation, under-absorption of approximately $10 million, temporary supply chain disruptions and unfavorable foreign currency exchange of approximately $4 million. These factors were partially offset by higher price realization and sales volume growth.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CORPORATE

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Corporate expense	$(952)	$(541)	$(2,649)	$(1,497)
For the three months ended March 31, 2023, Corporate expense increased by $0.4 million from the prior year quarter. For the nine months ended March 31, 2023 Corporate expense increased by $1.2 million from the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations is the primary source of funding for our capital expenditures. For the nine months ended March 31, 2023, cash flow provided by operating activities was $126.2 million.
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
As of March 31, 2023, we were in compliance with all the covenants of the Credit Agreement and we had $62.6 million of borrowings outstanding and $637.4 million of additional availability. We had $19.0 million of borrowings outstanding as of June 30, 2022.
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
In 2012, we received an assessment from the Italian tax authority that denied certain tax deductions primarily related to our 2008 tax return. Attempts at negotiating a reasonable settlement with the tax authority were unsuccessful; and as a result, we decided to litigate the matter. While the outcome of the litigation is still pending, the tax authority served notice in the September quarter of fiscal 2020 requiring payment in the amount of €36 million. Accordingly, we requested and were granted a stay and are not currently required to make a payment in connection with this assessment. We continue to believe that the assessment is baseless and accordingly, no income tax liability has been recorded in connection with this assessment in any period. However, if the Italian tax authority were to be successful in litigation, settlement of the amount alleged by the Italian tax authority would result in an increase to income tax expense by as much as €35.5 million, or $38.6 million, including penalties and interest of €20.8 million, or $22.6 million.
At March 31, 2023, cash and cash equivalents were $93.5 million. Total Kennametal Shareholders' equity was $1,276.0 million and total debt was $659.0 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers. There have been no material changes in our contractual obligations and commitments since June 30, 2022.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flow Provided by Operating Activities
During the nine months ended March 31, 2023, cash flow provided by operating activities was $126.2 million, compared to $93.0 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $204.4 million and changes in certain assets and liabilities netting to an outflow of $78.2 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $46.3 million, an increase in inventories of $17.3 million, an increase in accounts receivable of $16.4 million and a decrease in accrued pension and postretirement benefits of $7.0 million.
During the nine months ended March 31, 2022, cash flow provided by operating activities consisted of net income and non-cash items amounting to an inflow of $221.0 million and changes in certain assets and liabilities netting to an outflow of $127.9 million. Contributing to the changes in certain assets and liabilities were an increase in inventories of $99.5 million due to higher material costs, lengthening supply chains and higher sales volumes, a decrease in accrued pension and postretirement benefits of $20.3 million, an increase in accounts receivable of $17.8 million and a decrease in accounts payable and accrued liabilities of $11.4 million. Partially offsetting these cash outflows was an increase in accrued income taxes of $14.7 million.
Cash Flow Used in Investing Activities
Cash flow used in investing activities was $66.2 million for the nine months ended March 31, 2023, compared to $58.3 million for the prior year period. During the current year period, cash flow used in investing activities primarily included capital expenditures of $71.1 million, which consisted primarily of equipment upgrades, partially offset by disposals of property, plant, and equipment of $4.8 million.
For the nine months ended March 31, 2022, cash flow used in investing activities included capital expenditures, net of $59.4 million, which consisted primarily of equipment upgrades, partially offset by $1.0 million in proceeds from the New Castle divestiture.
Cash Flow Used in Financing Activities
Cash flow used in financing activities was $50.0 million for the nine months ended March 31, 2023 compared to $87.8 million in the prior year period. During the current year period, cash flow used in financing activities primarily included $48.5 million of cash dividends paid to Kennametal Shareholders, $37.6 million in common shares repurchased and $6.0 million of the effect of employee benefit and stock plans and dividend reinvestment, partially offset by $43.6 million from the borrowings under the Credit Agreement.
For the nine months ended March 31, 2022, cash flow used in financing activities included $50.5 million in common shares repurchased, $50.1 million of cash dividends paid to Kennametal Shareholders, $7.1 million of a decrease in notes payable and $6.9 million of the effect of employee benefit and stock plans and dividend reinvestment, partially offset by $27.5 million from the borrowings under the Credit Agreement.

FINANCIAL CONDITION
Working capital was $590.3 million at March 31, 2023, an increase of $51.2 million from $539.1 million at June 30, 2022. The increase in working capital was primarily driven by a decrease in accounts payable of $30.7 million, an increase in inventories of $24.3 million, and increase in accounts receivable of $18.5 million, a decrease in other current liabilities of $10.4 million, a decrease in accrued expenses of $9.5 million and an increase in cash and cash equivalents of $7.9 million, partially offset by an increase in revolving and other lines of credit and notes payable to banks of $42.9 million and an increase in accrued income taxes of $12.1 million. Currency exchange rate effects increased working capital by a total of approximately $6.4 million, the effect of which is included in the aforementioned changes.
Property, plant and equipment, net decreased $27.1 million from $1,002.0 million at June 30, 2022 to $974.9 million at March 31, 2023, primarily due to depreciation expense of $91.7 million, partially offset by net capital additions of $66.3 million and foreign currency effects of $5.4 million.
At March 31, 2023, other assets were $549.6 million, an increase of $2.9 million from $546.8 million at June 30, 2022. The increase was primarily due to an increase in other assets of $10.7 million, an increase in goodwill of $4.6 million due to currency exchange effects and an increase in deferred income taxes of $2.8 million, partially offset by amortization of intangibles of $9.5 million and a decrease in operating lease right-of-use (ROU) assets of $6.0 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Kennametal Shareholders' equity was $1,276.0 million at March 31, 2023, an increase of $23.4 million from $1,252.6 million at June 30, 2022. The increase was primarily due to net income attributable to Kennametal of $82.0 million, other comprehensive income of $14.7 million and capital stock issued under employee benefit and stock plans of $12.6 million, partially offset by cash dividends paid to Kennametal Shareholders of $48.5 million and the repurchase of capital stock of $37.6 million primarily under the share repurchase program that was initiated during fiscal 2022.

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
Reconciliations of organic sales growth to sales growth are as follows:

Three Months Ended March 31, 2023	Metal Cutting	Infrastructure	Total
Organic sales growth	10%	5%	8%
Foreign currency exchange effect(1)	(5)	(3)	(4)
Business days effect(2)	1	—	1
Sales growth	6%	2%	5%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Nine Months Ended March 31, 2023	Metal Cutting	Infrastructure	Total
Organic sales growth	10%	9%	10%
Foreign currency exchange effect(1)	(8)	(4)	(7)
Business days effect(2)	—	(1)	—
Sales growth	2%	4%	3%
Reconciliations of constant currency end market sales growth to end market sales growth (decline)(2) are as follows:

Metal Cutting
Three Months Ended March 31, 2023	General engineering	Transportation	Aerospace	Energy
Constant currency end market sales growth	11%	5%	25%	7%
Foreign currency exchange effect(1)	(4)	(5)	(4)	(4)
End market sales growth(2)	7%	—%	21%	3%

Infrastructure
Three Months Ended March 31, 2023	Energy	Earthworks	General engineering
Constant currency end market sales growth	10%	1%	5%
Foreign currency exchange effect(1)	(2)	(4)	(4)
End market sales growth (decline)(2)	8%	(3)%	1%

Total
Three Months Ended March 31, 2023	General engineering	Transportation	Aerospace	Energy	Earthworks
Constant currency end market sales growth	9%	5%	25%	9%	1%
Foreign currency exchange effect(1)	(3)	(5)	(4)	(2)	(4)
End market sales growth (decline)(2)	6%	—%	21%	7%	(3)%

Metal Cutting
Nine Months Ended March 31, 2023	General engineering	Transportation	Aerospace	Energy
Constant currency end market sales growth	8%	8%	23%	4%
Foreign currency exchange effect(1)	(6)	(8)	(6)	(6)
End market sales growth (decline)(2)	2%	—%	17%	(2)%

Infrastructure
Nine Months Ended March 31, 2023	Energy	Earthworks	General engineering
Constant currency end market sales growth	14%	8%	5%
Foreign currency exchange effect(1)	(3)	(6)	(5)
End market sales growth(2)	11%	2%	—%

Total
Nine Months Ended March 31, 2023	General engineering	Transportation	Aerospace	Energy	Earthworks
Constant currency end market sales growth	7%	8%	23%	11%	8%
Foreign currency exchange effect(1)	(6)	(8)	(6)	(4)	(6)
End market sales growth(2)	1%	—%	17%	7%	2%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reconciliations of constant currency regional sales growth (decline) to reported regional sales growth (decline)(3) are as follows:

	Three Months Ended March 31, 2023			Nine Months Ended March 31, 2023
	Americas	EMEA	Asia Pacific	Americas	EMEA	Asia Pacific
Metal Cutting
Constant currency regional sales growth (decline)	16%	11%	(3)%	14%	9%	2%
Foreign currency exchange effect(1)	—	(6)	(7)	(1)	(13)	(9)
Regional sales growth (decline)(3)	16%	5%	(10)%	13%	(4)%	(7)%

Infrastructure
Constant currency regional sales growth	—%	24%	7%	8%	15%	6%
Foreign currency exchange effect(1)	(1)	(8)	(7)	(1)	(13)	(8)
Regional sales (decline) growth(3)	(1)%	16%	—%	7%	2%	(2)%

Total
Constant currency regional sales growth	8%	14%	1%	11%	10%	3%
Foreign currency exchange effect(1)	—	(7)	(7)	(1)	(12)	(8)
Regional sales growth (decline)(3)	8%	7%	(6)%	10%	(2)%	(5)%
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

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at March 31, 2023 that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2023	3,704	$26.02	—	$84,700,000
February 1 through February 28, 2023	142,647	28.49	141,000	80,700,000
March 1 through March 31, 2023	126,918	28.34	121,000	77,300,000
Total	273,269	$28.39	262,000

(1)During the current period, 1,647 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 9,622 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.
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
(4)Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2023 and 2022, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2023 and 2022, (iii) the Condensed Consolidated Balance Sheets at March 31, 2023 and June 30, 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2023 and 2022 and (v) Notes to Condensed Consolidated Financial Statements for the three and nine months ended March 31, 2023 and 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date:	May 3, 2023	By:	/s/ John W. Witt
John W. Witt Vice President Finance and Corporate Controller