Form 10-K
period 2023-06-30
KENNAMETAL INC
filed 2023-08-09
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 30, 2022, the aggregate market value of the registrant’s Capital Stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $1,019,200,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant’s Capital Stock have been deemed affiliates.
As of July 31, 2023, there were 79,711,220 shares of the Registrant’s Capital Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III.

FORWARD-LOOKING INFORMATION
Statements and financial discussion and analysis contained herein and in the documents incorporated by reference herein that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For example, statements about Kennametal's outlook for earnings, sales volumes, cash flow, and capital expenditures for its fiscal year 2024, its expectations regarding future growth and any statements regarding future operating or financial performance or events are forward-looking. We have also included forward-looking statements in this Annual Report on Form 10-K ("Annual Report") concerning, among other things, our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position, and product development. Any forward-looking statements are based on current knowledge, expectations and estimates that involve inherent risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, our actual results could vary materially from our current expectations. There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements. They include: uncertainties related to changes in macroeconomic and/or global conditions, including as a result of increased inflation and Russia's invasion of Ukraine and the resulting sanctions on Russia; the adverse effects of the COVID-19 pandemic and its impacts on our business operations, financial results and financial position and on the industries in which we operate and the global economy generally; other economic recession; our ability to achieve all anticipated benefits of restructuring, simplification and modernization initiatives; Commercial Excellence growth initiatives, Operational Excellence initiatives, our foreign operations and international markets, such as currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability, including the conflict in Ukraine; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; potential for future goodwill and other intangible asset impairment charges; our ability to protect and defend our intellectual property; continuity of information technology infrastructure; competition; our ability to retain our management and employees; demands on management resources; availability and cost of the raw materials we use to manufacture our products; product liability claims; integrating acquisitions and achieving the expected savings and synergies; global or regional catastrophic events; demand for and market acceptance of our products; business divestitures; energy costs; commodity prices; labor relations; and implementation of environmental remediation matters. We provide additional information about many of the specific risks we face in the "Risk Factors" section of this Annual Report. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I

ITEM 1 - BUSINESS
OVERVIEW With more than 80 years of materials expertise, Kennametal Inc. (the Company) is a global industrial technology leader, that helps customers across the aerospace and defense, earthworks, energy, general engineering and transportation end markets build their products with precision and efficiency. The Company was founded based on a tungsten carbide technology breakthrough in 1938 and was incorporated in Pennsylvania in 1943 as a manufacturer of tungsten carbide metal cutting tooling. In 1967, it was listed on the New York Stock Exchange (NYSE) with the stock ticker KMT.
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
Our standard and custom product offering spans metal cutting and wear applications including turning, milling, hole making, tooling systems and services, as well as specialized wear components and metallurgical powders. End users of the Company's metal cutting products include manufacturers engaged in a diverse array of industries including: transportation vehicles and components, machine tools and light and heavy machinery; airframe and aerospace components; and energy-related components for the oil and gas industry, as well as power generation. The Company’s wear and metallurgical powders are used by producers and suppliers in equipment-intensive operations such as road construction, mining, quarrying, oil and gas exploration, refining, production and supply, and for aerospace and defense.
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
METAL CUTTING The Metal Cutting segment develops and manufactures high performance tooling and metal cutting products and services and offers an assortment of standard and custom metal cutting solutions to diverse end markets, including aerospace and defense, general engineering, energy and transportation. The products include milling, hole making, turning, threading and toolmaking systems used in the manufacture of airframes, aero engines, trucks and automobiles, ships and various types of industrial equipment. We leverage advanced manufacturing capabilities in combination with varying levels of customization to solve our customers’ toughest challenges and deliver improved productivity for a wide range of applications. Metal Cutting markets its products under the Kennametal®, WIDIA®, WIDIA Hanita® and WIDIA GTD® brands through its direct sales force, a network of independent and national distributors, integrated supplier channels and digitally. Application engineers and technicians are critical to the sales process and directly assist our customers with specified product design, selection, application and support.
INFRASTRUCTURE Our Infrastructure segment produces engineered tungsten carbide and ceramic components, earth-cutting tools, and advanced metallurgical powders, primarily for the aerospace and defense, energy, earthworks and general engineering end markets. These wear-resistant products include compacts, nozzles, frac seats and custom components used in oil and gas and petrochemical industries; rod blanks and abrasive water jet nozzles for general industries; earth cutting tools and systems used in underground mining, trenching and foundation drilling and road milling; tungsten carbide powders for the oil and gas, aerospace and process industries; high temperature critical wear components, tungsten penetrators and armor solutions for aerospace and defense; and ceramics used by the packaging industry for metallization of films and papers. We combine deep metallurgical and engineering expertise with advanced manufacturing capabilities, such as 3D printing, to deliver solutions that drive improved productivity for our customers. Infrastructure markets its products primarily under the Kennametal® brand and sells through a direct sales force as well as through distributors.

INTERNATIONAL OPERATIONS During 2023, we generated 59 percent of our consolidated sales in markets outside of the United States of America (U.S.), with principal international operations in Western Europe, China and India. We also operate manufacturing and distribution facilities in Israel, Latin America, South Africa and Vietnam, while serving customers through sales offices, agents and distributors in Europe and other parts of the world. While geographic diversification helps to minimize the sales and earnings effect of demand changes in any one particular region, our international operations are subject to normal risks of doing business globally, including fluctuations in currency exchange rates and changes in social, political and economic environments.
Our international sales and long-lived assets are presented in Note 21 of the Company’s consolidated financial statements, set forth in Item 8 of this Annual Report. Further information about the effects and risks of currency exchange rates are presented in the Quantitative and Qualitative Disclosures About Market Risk section, set forth in Item 7A of this Annual Report.
STRATEGY AND GENERAL DEVELOPMENT OF BUSINESS We continued to make progress on our growth initiatives during fiscal 2023. Sales in 2023 of $2,078.2 million increased from $2,012.5 million in 2022, reflecting a 3 percent increase of which 9 percent was due to organic sales growth, partially offset by 5 percent from an unfavorable currency exchange effect and 1 percent from an unfavorable business days effect.
To better align with the Company's strategic goals and initiatives, certain of the end markets that are reported externally and used to analyze sales performance have been redefined. The changes include 1.) defense sales were moved from general engineering and are now combined with aerospace sales for a new "aerospace and defense" end market, 2.) certain Metal Cutting sales have been reclassified from general engineering to the aerospace and defense end market, and 3.) Infrastructure's ceramics sales have been reclassified from energy to the general engineering end market. All periods presented have been retrospectively restated to align with the new end markets.
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
RESEARCH AND DEVELOPMENT (R&D) Our R&D efforts focus on delivering innovations to our customers from both new product and process technology development. New product development provides solutions to our customers’ manufacturing challenges and productivity requirements. New process technology is developed and implemented in support of operational excellence to enhance product quality and efficiency at our plant sites. We use a disciplined framework, and have established “stage-gates,” or sequential tests to remove inefficiencies and accelerate commercial success. This framework is designed to accelerate and streamline development into a series of actions and decision points, integrating resource tasks to implement new and enhanced products and process technologies faster. Our stage-gate process ensures a strong linkage between verified customer requirements and corporate strategy and enables us to gain the full benefits of our investment in development work.
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
We establish and maintain accruals for estimated liabilities associated with certain environmental matters. As of June 30, 2023 and 2022, the balances of these accruals were $12.0 million and $12.5 million, respectively. These accruals represent anticipated costs associated with the remediation of these issues and are generally not discounted.
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

HUMAN CAPITAL RESOURCES
Employee Profile
We employed 8,739 people, including approximately 8,700 full-time employees, as of June 30, 2023. Approximately 2,900 employees were located in the U.S. and 5,800 were located in other parts of the world, principally Germany, India and China. As of June 30, 2023, approximately 2,400 of our employees were represented by labor unions. We consider our labor relations to be generally good.
Diversity and Inclusion
We value diversity in all forms and are fully committed to inclusion in the workplace.
We continue to deploy our strategy and supporting infrastructure to elevate and advance diversity and inclusion (D&I) across our global organization and instill accountability for our performance. Our D&I initiatives are guided by our D&I Steering Team, which was formed in fiscal 2023. The Steering Team is led by four senior executives who are responsible for one of our D&I strategic pillars – awareness, acquisition, development and community.
Our D&I strategy is also championed by the Global Inclusion Council, which consists of cross-functional global leaders. Four regional inclusion councils covering the Americas, Asia Pacific, EMEA and India execute the strategies and provide a global perspective. We monitor the progress of our D&I strategy and goals by tracking key metrics including diversity in our global and U.S. employees, and at the leadership and board of directors levels.
As part of our awareness initiatives in 2023, we continued to enhance the D&I sections of the Company’s intranet and our external website. We expanded our Employee Resource Groups (ERGs) to foster communication and mentorship among diverse groups within the Company. We currently have two official ERGs focused on supporting women: Women at Work (W@W) in the Americas and the Women’s Excellence Forum in India. We expect to launch additional ERGs in the future and have developed a toolkit to help ERGs set goals aligned with our business. Additionally, our facilities around the world held events in March 2023 to celebrate International Women’s Day and recognize the achievements of female colleagues and participate in activities and discussions.
The tables below show the percentage of our employees who are women and the percentage of leadership roles at the Company held by women as of the dates indicated.

Number of Employees
	Female		Male
As of June 30,	Number	Percent	Number	Percent	Total
2023	1,623	18.6%	7,116	81.4%	8,739
2022	1,582	18.1	7,150	81.9	8,732

Women in Leadership Roles (in percentages)
As of June 30,	Board of Directors	Executive	Senior Leadership	Senior Management
2023	20.0%	42.9%	23.1%	18.8%
2022	22.2	42.9	27.3	12.4
Health and Safety
Safety, including the health of our employees, is one of our core values and a priority across our global operations. We are committed to developing a world-class health and safety culture aimed at achieving zero injuries and illnesses. The long-term vision to achieving our world-class health and safety culture is formalized and communicated in our Environmental, Health and Safety (EHS) Roadmap that consists of four focus areas – fatality and serious injury (FSI) prevention, incident prevention, leadership development and culture and environmental compliance and sustainability.
The Company uses our EHS Management System, including an extensive list of apps, to enable streamlined collection, tracking and dissemination of key data related to our EHS standards and requirements. Along with each standard, we have developed a self-assessment used to evaluate performance and develop action plans for advancing on the EHS Roadmap.
In 2023 we achieved record results in proactive risk identification and closure programs which drive our culture of eliminating hazards prior to potential incidents. Our total recordable incident rate (TRIR) performance was 0.42 in 2023 compared to 0.33 in 2022.

Employee Development and Training
For the Company to grow, our employees must grow and develop continuously. We offer learning and development opportunities for all employees. In 2023, this included training for senior, mid-level and emerging leaders in role- and function-specific skills, such as project management, process improvement and sales effectiveness. We also offered our operational employees technical training through the Kennametal Knowledge Center.
Supporting our learning and development efforts is our OneTeam learning management system. Available in multiple languages, OneTeam offers more than 5,000 online courses in an easy-to-use interface. Training is offered to our employees in many different formats. Although not all training hours are tracked through OneTeam, over 15,700 hours of completed training were recorded in the system during 2023.
Compensation and Benefits
The Company offers competitive compensation and benefits packages to build a qualified and motivated workforce and to meet their health and wellness needs. Our overall executive compensation philosophy is designed to attract, incentivize and retain high-performing talent. Executive compensation includes a mix of base salary, annual cash-based incentives under our Annual Incentive Plan (AIP) and our equity-based Long-Term Incentive Plan (LTIP).
In fiscal 2023, the AIP, which is based on the Company’s achievement of short-term financial and strategic goals, began to include important Environmental, Social and Governance (ESG) goals for all executive leadership team members and other key senior leaders. These goals are tied to worker safety and D&I and represent an important step in advancing accountability on ESG strategies.
Employee Engagement
To measure the effectiveness of our employee engagement strategy, we track key performance indicators such as our voluntary turnover rate. Our voluntary turnover rate was 8.1 in 2023 compared to 9.1 percent in 2022. We also conduct annual “Be Heard” employee engagement surveys to gather input and feedback on a wide range of categories including teamwork, diversity and inclusion, health and safety, ethical behavior and decision-making. We use the survey results, which are shared with employees, to refine employee engagement programs and develop new initiatives. In our most recent survey launched in April 2023, we had a response rate of 78 percent and showed improvement in engagement scores across our global production and professional workforce. Our average engagement score was 69 in 2023, up from 68 in 2022.

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
Global Operational Risks:
Russia’s invasion of Ukraine, the sanctions and actions taken against Russia and Russia's response to such actions could adversely affect our business. The Russian invasion of Ukraine and the resulting sanctions and actions taken against Russia by the United States, the United Kingdom, the European Union, Switzerland and others have restricted our ability to sell certain products in Russia and Ukraine. In 2022, the Company ceased operations in Russia and subsequently decided to liquidate its legal entity in Russia. A significant escalation or expansion of the conflict beyond its current geographic, political and economic scope and scale could have a material adverse effect on our business, results of operations and financial condition and could exacerbate other risks. Such risks include, but are not limited to: an energy shortage in Europe as Russia has limited natural gas and other supplies into Europe, an increase in the frequency and severity of the cybersecurity threats we and various third parties with whom we do business experience, unfavorable changes in exchange rates, further shortages, delivery delays and price inflation in a wide variety of raw materials and components, widespread reductions in customer demand and increased logistical challenges.
Public health threats or outbreaks of communicable diseases could have a material adverse effect on our operations and financial results. We face risks related to public health threats or outbreaks of communicable diseases. A widespread healthcare crisis, such as an outbreak of a communicable disease could adversely affect the global economy and our business, our suppliers and our customers’ ability to conduct business for an indefinite period of time. For example, the global Coronavirus Disease 2019 (COVID-19) pandemic negatively affected the global economy, disrupted financial markets, international trade, impacted qualified personnel availability, and significantly affected global supply chains, all of which have and had an effect on the Company and our end markets. The extent to which our business may be affected by COVID-19 or similar public health threats or outbreaks in the future will depend on a variety of factors, many of which are outside of our control, including the duration of a pandemic or outbreak, impacts on economic activity, and the possibility of recession or financial market instability.
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

Our international operations pose certain risks that may adversely affect sales and earnings. We have manufacturing operations and assets located outside of the U.S., including but not limited to those in Western Europe, Brazil, Canada, China, India, Israel, South Africa and Vietnam. We also sell our products to customers and distributors located outside of the U.S. During the year ended June 30, 2023, 59 percent of our consolidated sales were derived from non-U.S. markets. These international operations are subject to a number of special risks, in addition to the risks that affect our domestic operations, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, exchange controls, regional economic uncertainty, overlap of different tax regimens, differing (and possibly more stringent) labor regulations, labor unrest, risk of governmental expropriation, domestic and foreign customs and tariffs, current and changing regulatory environments (including, but not limited to, the risks associated with the importation and exportation of products and raw materials), risk of failure of our foreign employees to comply with both U.S. and foreign laws, including antitrust laws, trade regulations and the Foreign Corrupt Practices Act, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, social and political instability and unrest and risks of increased taxes and/or adverse tax consequences. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. To the extent we are unable to effectively manage our international operations and these risks, our international sales may be adversely affected, we may be subject to additional and unanticipated costs, and we may be subject to litigation or regulatory action. As a consequence, our business, financial condition and results of operations could be seriously harmed.
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
Climate change and resulting legal or regulatory responses. There is growing concern that a gradual increase in global average temperatures may cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Such climate change may impair our production capabilities, disrupt our supply chain or impact demand for our products. Growing concern over climate change also may result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. Increased energy or compliance costs and expenses as a result of increased legal or regulatory requirements may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our products. The impacts of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business, financial condition and results of operations.
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
Business Strategy Risks:
Our restructuring efforts may not have the intended effects. We have implemented restructuring and other actions to reduce structural costs, improve operational efficiency and position the Company for long-term profitable growth. However, there is no assurance that these efforts, or that any other actions that we have taken or may take in the future, will be sufficient to counter any future economic or industry disruptions. We cannot provide assurance that we will not incur future restructuring charges or impairment charges, or that we will achieve all of the anticipated benefits from the restructuring actions we have taken or plan to take in the future.
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

Impairment of goodwill and other intangible assets with indefinite lives could result in a negative effect on our financial condition and results of operations. At June 30, 2023, goodwill and other indefinite-lived intangible assets totaled $280.4 million, or 11 percent of our total assets. Goodwill results from acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. We assess at least annually whether there has been impairment in the value of our goodwill and indefinite-lived intangible asset. If future operating performance at our Metal Cutting reporting unit were to fall significantly below current levels, we could record, under current applicable accounting rules, a non-cash impairment charge for goodwill. Any determination requiring the impairment of a significant portion of goodwill or other intangible assets would negatively affect our financial condition and results of operations.
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
In addition, we could be subject to liability if confidential information relating to customers, employees, vendors and the extended supply chain or other parties is misappropriated from our computer system. We cannot assure that our ongoing focus on system improvements will be sufficient to prevent or limit the damage from any cyber-attack or network disruption. We do not believe we have been the target of a material successful cyber-attack.

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

Primary Segment
Location	Owned/Leased	Principal Products	MC(1)	INF(2)
United States:
Gurley, Alabama	Owned	Metallurgical Powders		X
Huntsville, Alabama	Owned	Metallurgical Powders		X
Rogers, Arkansas	Owned/Leased	Carbide Products, Pelletizing Die Plates and Downhole Drilling Carbide Components		X
Goshen, Indiana	Leased	Powders; Welding Rods, Wires and Machines		X
New Albany, Indiana	Leased	High Wear Coating for Steel Parts		X
Greenfield, Massachusetts	Owned	High-Speed Steel Taps	X
Traverse City, Michigan	Owned	Wear Parts		X
Fallon, Nevada	Owned	Metallurgical Powders		X
Asheboro, North Carolina	Owned	Carbide Round Tools	X
Henderson, North Carolina	Owned	Metallurgical Powders		X
Roanoke Rapids, North Carolina	Owned	Metal Cutting Inserts	X

Primary Segment
Location	Owned/Leased	Principal Products	MC(1)	INF(2)
Cleveland, Ohio	Leased	Distribution	X
Orwell, Ohio	Owned	Metal Cutting Inserts	X
Solon, Ohio	Owned	Metal Cutting Toolholders	X
Whitehouse, Ohio	Owned/Leased	Metal Cutting Inserts and Round Tools	X
Bedford, Pennsylvania	Owned/Leased	Mining and Construction Tools, Wear Parts and Distribution		X
La Vergne, Tennessee	Owned	Metal Cutting Inserts	X
New Market, Virginia	Owned	Metal Cutting Toolholders	X
International:
La Paz, Bolivia	Owned	Tungsten Concentrate		X
Indaiatuba, Brazil	Leased	Metal Cutting Carbide Drills and Toolholders	X
Belleville, Canada	Owned	Casting Components, Coatings and Powder Metallurgy Components		X
Victoria, Canada	Owned	Wear Parts		X
Fengpu, China	Owned	Intermetallic Composite Ceramic Powders and Parts		X
Shanghai, China	Owned	Powders, Welding Rods and Wires and Cast Components		X
Shanghai, China	Leased	Distribution	X
Tianjin, China	Owned	Metal Cutting Inserts, Carbide Round Tools and Metallurgical Powders	X	X
Xuzhou, China	Leased	Mining Tools		X
Ebermannstadt, Germany	Owned	Metal Cutting Inserts	X
Essen, Germany	Owned/Leased	Metal Cutting Inserts	X
Königsee, Germany	Leased	Metal Cutting Carbide Drills	X
Mistelgau, Germany	Owned	Wear Parts and Metallurgical Powders		X
Nabburg, Germany	Owned	Metal Cutting Toolholders and Metal Cutting Round Tools, Drills and Mills	X
Schongau, Germany	Owned	Ceramic Vaporizer Boats		X
Vohenstrauss, Germany	Owned	Metal Cutting Carbide Drills	X
Bangalore, India	Owned	Metal Cutting Inserts, Toolholders and Wear Parts	X	X
Shlomi, Israel	Owned	High-Speed Steel and Carbide Round Tools	X
Zory, Poland	Leased	Metal Cutting Carbide Drills	X
Boksburg, South Africa	Leased	Mining and Construction Conicals		X
Barcelona, Spain	Leased	Metal Cutting Tools	X
Kingswinford, United Kingdom	Leased	Distribution	X
Newport, United Kingdom	Owned	Intermetallic Composite Powders		X
Hanoi, Vietnam	Owned/Leased	Carbide and PCD Round Tools	X
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

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our capital stock is traded on the New York Stock Exchange under the symbol "KMT." The number of shareholders of record as of July 31, 2023 was 1,300.
The information incorporated by reference into Part III, Item 12 of this Annual Report from our 2023 Proxy Statement under the heading “Equity Compensation Plans – Equity Compensation Plan Information” is hereby incorporated by reference into this Item 5.
PERFORMANCE GRAPH
The following graph compares cumulative total shareholder return on our capital stock with the cumulative total shareholder return on the common stock of the companies in the Standard & Poor’s Mid-Cap 400 Market Index (S&P Midcap 400), the Standard & Poor’s 400 Capital Goods (S&P 400 Capital Goods), the Standard & Poor's Global 1200 Industrials Index (S&P Global 1200 Industrials) and the peer group of companies determined by us (New Peer Group and Old Peer Group) for the period from July 1, 2018 to June 30, 2023.
In fiscal 2023, we established a New Peer Group in order to align with how we evaluate our executive compensation, and we believe this group is representative of Kennametal's peers. We have included both this New Peer Group as well as the Old Peer Group in the comparisons below.
The New Peer Group consists of the following companies: Alamo Group, Inc., Altra Industrial Motion Corp.; Barnes Group Inc.; Carpenter Technologies, Crane Co., Crane NXT Co.; Curtiss-Wright Corporation; Enovis Corp.; EnPro Industries, Inc.; Flowserve Corporation; Franklin Electric; Graco Inc.; ITT Inc.; Lincoln Electric Holdings, Inc.; Nordson Corporation; Simpson Manufacturing Co., Inc.; SPX Corporation; The Timken Company; Watts Water Technologies, Inc.; Woodward, Inc.; and Zurn Water Solutions Corporation.
The Old Peer Group consists of the following companies: Altra Industrial Motion Corp.; Barnes Group Inc.; Crane Co.; Curtiss-Wright Corporation; Enovis Corp.; EnPro Industries, Inc.; Flowserve Corporation; Graco Inc.; ITT Inc.; Lincoln Electric Holdings, Inc.; Nordson Corporation; Simpson Manufacturing Co., Inc.; SPX Corporation; The Timken Company; Watts Water Technologies, Inc.; Woodward, Inc.; and Zurn Water Solutions Corporation.

Assumes $100 Invested on July 1, 2018 and All Dividends Reinvested

	2018	2019	2020	2021	2022	2023
Kennametal	$100.00	$105.28	$84.01	$107.55	$71.26	$89.73
New Peer Group Index	100.00	111.26	100.91	154.15	124.82	181.36
Old Peer Group Index	100.00	112.08	102.06	155.57	125.78	181.39
S&P Composite 1500 Index	100.00	109.32	115.96	164.81	146.65	174.87
S&P Midcap 400	100.00	101.36	94.58	144.93	123.71	145.49
S&P 400 Capital Goods	100.00	111.98	105.05	171.31	140.39	205.42
S&P Global 1200 Industrials	100.00	106.78	99.11	144.92	119.42	152.57

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2023	278	$27.58	—	$77,300,000
May 1 through May 31, 2023	257,004	26.04	255,000	70,700,000
June 1 through June 30, 2023	187,781	26.91	187,650	65,600,000
Total	445,063	$26.41	442,650
(1)During the current period, 1,740 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period, employees delivered 673 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.
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
OVERVIEW Kennametal Inc. was founded based on a tungsten carbide technology breakthrough in 1938. The Company was incorporated in Pennsylvania in 1943 as a manufacturer of tungsten carbide metal cutting tooling and was listed on the New York Stock Exchange (NYSE) in 1967. With more than 80 years of materials expertise, the Company is a global industrial technology leader, helping customers across the aerospace and defense, earthworks, energy, general engineering and transportation industries manufacture with precision and efficiency. This expertise includes the development and application of tungsten carbides, ceramics, super-hard materials and solutions used in metal cutting and extreme wear applications to keep customers up and running longer against conditions such as corrosion and high temperatures.
Our standard and custom product offering spans metal cutting and wear applications including turning, milling, hole making, tooling systems and services, as well as specialized wear components and metallurgical powders. End users of the Company's metal cutting products include manufacturers engaged in a diverse array of industries including: the manufacturers of transportation vehicles and components, machine tools and light and heavy machinery; airframe and aerospace components; and energy-related components for the oil and gas industry, as well as power generation. The Company’s wear and metallurgical powders are used by producers and suppliers in equipment-intensive operations such as road construction, mining, quarrying, oil and gas exploration, refining, production and supply, and for aerospace and defense.
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
Our sales of $2,078.2 million for the year ended June 30, 2023 increased 3 percent year-over-year, reflecting 9 percent organic sales growth, partially offset by a 5 percent unfavorable currency exchange effect and an unfavorable business days effect of 1 percent.
To better align with the Company's strategic goals and initiatives, certain of the end markets that are reported externally and used to analyze sales performance have been redefined. The changes include 1.) defense sales were moved from general engineering and are now combined with aerospace sales for a new "aerospace and defense" end market, 2.) certain Metal Cutting sales have been reclassified from general engineering to the aerospace and defense end market, and 3.) Infrastructure's ceramics sales have been reclassified from energy to the general engineering end market. All periods presented have been retrospectively restated to align with the new end markets.
Operating income was $192.4 million in 2023 compared to $218.1 million in the prior year. The decrease in operating income was primarily due to higher raw material costs of approximately $72 million, higher wages and general inflation, unfavorable foreign currency exchange of approximately $18 million, under-absorption of approximately $10 million within the Infrastructure segment, temporary supply chain disruptions of approximately $5 million, and higher restructuring and related charges of approximately $2 million. These factors were partially offset by higher price realization and, in the Metal Cutting segment, higher sales volumes. Operating margin in 2023 was 9.3 percent compared to 10.8 percent in the prior year. In 2023, the Metal Cutting and Infrastructure segments had operating margins of 10.7 percent and 7.4 percent, respectively.
In July 2021, the Board of Directors of the Company approved a share repurchase program authorizing the Company to purchase up to $200 million of the Company's common stock over a three-year period. During 2023, the Company repurchased a total of 2 million shares of common stock for $49 million. Since the inception of the share repurchase program, the Company repurchased a total of 4.7 million shares of common stock for approximately $135 million.
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
We reported earnings per diluted share (EPS) of $1.46 for 2023. EPS for the year was unfavorably affected by restructuring and related charges of $0.06 per share. EPS in the prior year of $1.72 was unfavorably affected by restructuring and related charges of $0.03 per share and charges related to Russian and Ukrainian operations of $0.03 per share.
We generated cash flow from operating activities of $257.9 million in 2023 compared to $181.4 million during the prior year. Capital expenditures were $94.4 million and $96.9 million during 2023 and 2022, respectively. During 2023, the Company returned a total of $114 million to the shareholders through $49 million in share repurchases under the three-year share repurchase program and $65 million in dividends.
For a discussion related to the results of operations, changes in financial condition and liquidity and capital resources for fiscal 2021 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2022 Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission on August 10, 2022.

RESULTS OF CONTINUING OPERATIONS
SALES Sales in 2023 were $2,078.2 million, a 3 percent increase from $2,012.5 million in 2022. The increase was primarily due to organic sales growth of 9 percent, partially offset by a 5 percent unfavorable currency exchange effect and 1 percent from an unfavorable business days effect.
Our sales growth (decline) by end market and region are as follows:

	2023
(in percentages)	As Reported	Constant Currency
End market sales growth:
Aerospace & Defense	10%	14%
Energy	9	11
General engineering	2	7
Transportation	1	8
Earthworks	—	5
Regional sales growth (decline):
Americas	8%	9%
Europe, the Middle East and Africa (EMEA)	1	11
Asia Pacific	(4)	3
GROSS PROFIT Gross profit decreased $1.5 million to $646.4 million in 2023 from $648.0 million in 2022. The decrease in gross profit was primarily due to higher raw material costs of approximately $72 million, unfavorable foreign currency exchange of approximately $33 million, higher wages and general inflation, under-absorption of approximately $10 million within the Infrastructure segment and temporary supply chain disruptions of approximately $5 million. These factors were partially offset by higher price realization and, in the Metal Cutting segment, higher sales volumes. The gross profit margin for 2023 was 31.1 percent compared to 32.2 percent in 2022.
OPERATING EXPENSE Operating expense in 2023 was $437.3 million, an increase of $18.2 million, or 4.3 percent, from $419.1 million in 2022.
We invested further in technology and innovation to continue delivering high quality products to our customers. Research and development expenses included in operating expense totaled $43.1 million and $42.1 million for 2023 and 2022, respectively.

RESTRUCTURING AND OTHER CHARGES, NET In the June quarter of fiscal 2023, we announced an initiative to streamline our cost structure while continuing to invest in our high-return commercial and operational excellence initiatives. Total restructuring and related charges for this program of $7.4 million, compared to a target of approximately $20 million, were recorded through June 30, 2023, consisting of $6.0 million in Metal Cutting and $1.4 million in Infrastructure. The majority of the remaining charges are expected to be recognized in fiscal 2024. This initiative is currently expected to deliver annualized run rate pre-tax savings of approximately $20 million by the end of fiscal 2024.
Annual Restructuring Charges
During 2023, we recorded restructuring and related charges of $6.6 million, which consisted of $5.3 million in Metal Cutting and $1.3 million in Infrastructure. These amounts are inclusive of a reversal of restructuring charges of $0.8 million related to prior actions. Also included in restructuring and other charges, net during 2023 is a net benefit of $2.5 million primarily due to the sale of properties.
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
AMORTIZATION OF INTANGIBLES Amortization expense was $12.6 million and $13.0 million in 2023 and 2022, respectively.
INTEREST EXPENSE Interest expense in 2023 was $28.5 million, an increase of $2.6 million, compared to $25.9 million in 2022. The increase was due to increased amounts outstanding under the Credit Agreement and higher market interest rates during 2023. The portion of our debt subject to variable rates of interest was less than 1 percent at June 30, 2023 and 3 percent at June 30, 2022. There were no borrowings outstanding under the Credit Agreement as of June 30, 2023.
OTHER EXPENSE (INCOME), NET In 2023, other expense, net was $4.3 million compared to other income, net of $14.5 million in 2022. The decrease of $18.8 million was primarily due to lower net periodic pension income and a $3 million litigation settlement related to legacy operations recognized during 2023.
INCOME TAXES The effective tax rate for 2023 was 22.7 percent compared to 27.3 percent for 2022. The year-over-year change in the effective tax rate is primarily due to the current year release of a valuation allowance related to net deferred tax assets in Brazil, a current year tax benefit related to Swiss tax reform and geographical mix.
In 2012, we received an assessment from the Italian tax authority that denied certain tax deductions primarily related to our 2008 tax return. Attempts at negotiating a reasonable settlement with the tax authority were unsuccessful; and as a result, we decided to litigate the matter. While the outcome of the litigation is still pending, the tax authority served notice in the September quarter of fiscal 2020 requiring payment in the amount of €36.0 million. Accordingly, we requested and were granted a stay and are not currently required to make a payment in connection with this assessment. We continue to believe that the assessment is baseless and accordingly, no income tax liability has been recorded in connection with this assessment in any period. However, if the Italian tax authority were to be successful in litigation, settlement of the amount alleged by the Italian tax authority would result in an increase to income tax expense for as much as €35.6 million, or $38.8 million, of which penalties and interest is €20.9 million, or $22.8 million. During the current year, the Italian government launched a tax amnesty program aimed at reducing the number of tax disputes pending before the Italian courts. Pursuant to program guidelines, payments made to successfully resolve a dispute must be received by the Italian government no later than September 30, 2023. We are currently evaluating whether this program could facilitate a resolution to this litigation.
NET INCOME ATTRIBUTABLE TO KENNAMETAL Net income attributable to Kennametal was $118.5 million, or $1.46 of earnings per diluted share (EPS) in 2023, compared to $144.6 million, or EPS of $1.72 in 2022. The decrease is a result of the factors previously discussed.

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
Our sales and operating income by segment are as follows:

(in thousands)	2023	2022
Sales:
Metal Cutting	$1,269,765	$1,227,273
Infrastructure	808,419	785,183
Total sales	$2,078,184	$2,012,456
Operating income:
Metal Cutting	$135,763	$121,386
Infrastructure	59,757	98,871
Corporate	(3,103)	(2,117)
Total operating income	192,417	218,140
Interest expense	28,496	25,914
Other expense (income), net	4,300	(14,507)
Income before income taxes	$159,621	$206,733
METAL CUTTING

(in thousands)	2023	2022
Sales	$1,269,765	$1,227,273
Operating income	135,763	121,386
Operating margin	10.7%	9.9%

(in percentages)	2023
Organic sales growth	10%
Foreign currency exchange effect	(6)
Business days impact	(1)
Sales growth	3%

	2023
(in percentages)	As Reported	Constant Currency
End market sales growth (decline):
Aerospace & Defense	17%	22%
General engineering	3	8
Transportation	1	8
Energy	(1)	4
Regional sales growth (decline):
Americas	12%	12%
EMEA	—	10
Asia Pacific	(6)	2

In 2023, Metal Cutting sales of $1,269.8 million increased by $42.5 million, or 3 percent, from 2022. This was driven by organic growth of 10 percent, partially offset by an unfavorable foreign currency exchange effect of 6 percent and an unfavorable business days effect of 1 percent. Aerospace and defense end market sales increased in all regions as a result of our focused execution on our strategic initiatives and a continuing expansion in global travel following the COVID-19 slowdown, the effects of which were partially offset by unfavorable foreign currency exchange. Sales in the general engineering end market increased as manufacturing activity continues to recover from the COVID-19 pandemic and as underlying economic activity expands, the effects of which were partially offset by unfavorable foreign currency exchange, our exit from Russia and a slower recovery in China. Energy end market sales increased in the Americas and to a lesser extent Asia Pacific due to pricing efforts, the effects of which were offset by unfavorable foreign currency exchange and a decline in EMEA. Transportation end market sales benefited from improving customer supply chains and execution on our strategic initiatives in key growth areas in the Americas and EMEA, the effects of which were partially offset by a decline in Asia Pacific due to lower economic activity in China and unfavorable foreign currency exchange. On a regional basis, sales in the Americas increased primarily due to the successful execution on our strategic initiatives and continued broad and resilient demand of our end markets. Sales growth in EMEA reflects the execution on our strategic initiatives, the effects of which were offset by unfavorable foreign currency exchange. Sales in Asia Pacific benefited from our strategic initiatives and the continuing expansion of travel, the effects of which were offset by a slower recovery in China from COVID-related disruptions and unfavorable foreign currency exchange.
In 2023, Metal Cutting operating income was $135.8 million, a $14.4 million increase from 2022. The increase in operating income was primarily due to higher price realization, higher sales volumes and a gain of approximately $3 million on property sales. These factors were partially offset by higher raw material costs of approximately $24 million, higher wages and general inflation, including an inflationary bonus of $2 million for certain German employees, unfavorable foreign currency exchange of approximately $12 million and temporary supply chain disruptions. Metal Cutting operating margin in 2023 was 10.7 percent compared to 9.9 percent in the prior year.
INFRASTRUCTURE

(in thousands)	2023	2022
Sales	$808,419	$785,183
Operating income	59,757	98,871
Operating margin	7.4%	12.6%

(in percentages)	2023
Organic sales growth	7%
Foreign currency exchange effect	(4)
Sales growth	3%

	2023
(in percentages)	As Reported	Constant Currency
End market sales growth (decline):
Energy	14%	14%
General engineering	2	6
Earthworks	—	5
Aerospace & Defense	(9)	(6)
Regional sales growth (decline):
Americas	4%	5%
EMEA	4	15
Asia Pacific	(2)	5

In 2023, Infrastructure sales of $808.4 million increased by $23.2 million, or 3 percent, from 2022. This was driven by organic growth of 7 percent, partially offset by an unfavorable foreign currency exchange effect of 4 percent. Energy end market sales increased primarily due to strength in U.S. oil and gas. Sales in the general engineering end market increased in all regions primarily due to strong demand in wear components, which was partially offset by unfavorable foreign currency exchange. Earthworks end market sales increased in all regions primarily due to underlying demand in mining, the effects of which were offset by unfavorable foreign currency exchange. Aerospace and defense end market sales were negatively affected by order timing and unfavorable foreign currency exchange. On a regional basis, sales in EMEA increased in all end markets, the effects of which were partially offset by unfavorable foreign currency exchange. Sales increased in Asia Pacific primarily in earthworks and general engineering, the effects of which were offset by unfavorable foreign currency exchange and a decline in the energy end market. Sales in the Americas increased in energy, general engineering and to a lesser extent earthworks, the effects of which were partially offset by decreases in aerospace and defense and unfavorable foreign currency exchange.
In 2023, Infrastructure operating income was $59.8 million, a $39.1 million decrease from 2022. The decrease in operating income was primarily due to higher raw material costs of approximately $48 million, higher wages and general inflation, under-absorption of approximately $10 million, unfavorable foreign currency exchange of approximately $4 million and temporary supply chain disruptions. These factors were partially offset by higher price realization. Infrastructure operating margin in 2023 was 7.4 percent compared to 12.6 percent in the prior year.
CORPORATE

(in thousands)	2023	2022
Corporate expense	$(3,103)	$(2,117)
In 2023, Corporate expense increased $1.0 million from 2022.

LIQUIDITY AND CAPITAL RESOURCES Cash flow from operations is the primary source of funding for working capital requirements, reinvesting in our business through capital expenditures and returning value to shareholders through dividends and share repurchases. During the year ended June 30, 2023, cash flow provided by operating activities was $257.9 million.
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
As of June 30, 2023, we were in compliance with all covenants of the Credit Agreement and we had no borrowings outstanding and $700.0 million of availability. There were $19 million of borrowings outstanding as of June 30, 2022.
Borrowings on other lines of credit and notes payable were $0.7 million and $2.2 million at June 30, 2023 and 2022, respectively. The lines of credit represented short-term borrowings under credit lines with commercial banks in the various countries in which we operate. The availability of the credit lines, translated into U.S. dollars at June 30, 2023 exchange rates, totaled $54.5 million.
For the year ended June 30, 2023, average daily borrowings outstanding under the Credit Agreement were approximately $79.8 million. The weighted average interest rate on borrowings under the Credit Agreement was 5.0 percent for the year ended June 30, 2023.
Based upon our debt structure at June 30, 2023, less than 1 percent of our debt was exposed to variable rates of interest. At June 30, 2022, 3 percent was exposed to variable rates of interest.

We consider the majority of the $1.5 billion unremitted earnings of our non-U.S. subsidiaries to be permanently reinvested. With regard to these unremitted earnings, we have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested earnings is not practicable due to our legal entity structure and the complexity of U.S. and local tax laws. With regard to the small portion of unremitted earnings that are not indefinitely reinvested, we maintain a deferred tax liability for foreign withholding and U.S. state income taxes. The deferred tax liability associated with unremitted earnings of our non-U.S. subsidiaries not permanently reinvested is $4.8 million as of June 30, 2023.
At June 30, 2023, we had cash and cash equivalents of $106.0 million. Total Kennametal Shareholders’ equity was $1,275.4 million and total debt was $595.9 million. Our current senior credit ratings are considered investment grade. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.
Cash generated from operations is expected to meet our planned capital expenditures of approximately $100 million to $110 million and expected dividend payments of approximately $65 million in fiscal 2024. There can be no assurance, however, that we will generate cash from operations in line with our expectations, or that these projections will remain constant throughout fiscal 2024. If cash generated from operations is not sufficient to support these activities, we may be required to use existing cash and cash equivalents, reduce capital expenditures or borrow under the Credit Agreement. We believe that our cash and cash equivalents, cash flow from operations, and available borrowings are sufficient to meet both the short-term and long-term capital needs of the Company.
The following is a summary of our contractual obligations and other commercial commitments as of June 30, 2023:

Contractual Obligations (in thousands)		Total	2024	2025-2026	2027-2028	Thereafter
Long-term debt, including current maturities	(1)	$754,016	$22,964	$44,550	$344,550	$341,952
Borrowings under Credit Agreement		—	—	—	—	—
Other lines of credit and notes payable		689	689	—	—	—
Pension benefit payments		(2)	55,543	110,705	109,314	(2)
Postretirement benefit payments		(2)	1,121	1,962	1,660	(2)
Operating leases		50,383	12,445	16,476	6,941	14,521
Purchase obligations	(3)	60,123	50,705	9,418	—	—
Unrecognized tax benefits	(4)	7,994	6,548	1,446	—	—
Total			$150,015	$184,557	$462,465
(1)Long-term debt includes interest obligations of $153.4 million and excludes debt issuance costs of $3.6 million.
(2)Annual payments are expected to continue into the foreseeable future at the amounts noted in the table.
(3)Purchase obligations consist of purchase commitments for materials, supplies and machinery and equipment as part of the ordinary conduct of business. Purchase obligations with variable price provisions were determined assuming market prices as of June 30, 2023 remain constant.
(4)Unrecognized tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. These amounts include interest of $1.0 million and a penalty of $0.1 million accrued related to such positions as of June 30, 2023. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Other Commercial Commitments (in thousands)	Total	2024	2025-2026	2027-2028	Thereafter
Standby letters of credit	$4,326	$3,246	$1,080	$—	$—
Guarantees	4,876	2,361	263	60	2,192
Total	$9,202	$5,607	$1,343	$60	$2,192
The standby letters of credit relate to insurance and other activities. The guarantees are non-debt guarantees with financial institutions, which are required primarily for security deposits, product performance guarantees and advances.
Share Repurchase Program In July 2021, the Board of Directors of the Company approved a share repurchase program authorizing the Company to purchase up to $200 million of the Company's common stock over a three-year period. During 2023, the Company repurchased 2 million shares of common stock for $49 million.
Dividends In fiscal 2023, the Board of Directors of the Company declared a dividend of $0.20 per share in each quarter for a total of $65 million in dividends returned to the shareholders.

Cash Flow Provided by Operating Activities
During 2023, cash flow provided by operating activities was $257.9 million, compared to $181.4 million in 2022. During 2023, cash flow provided by operating activities consisted of net income and non-cash items amounting to $284.0 million and changes in certain assets and liabilities netting to an outflow of $26.1 million. Contributing to the change in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $32.5 million, an increase in accounts receivable of $11.5 million and a decrease in accrued pension and postretirement benefits of $10.1 million, partially offset by a decrease in inventories of $17.6 million.
Cash flow provided by operating activities was $181.4 million in 2022. During 2022, cash flow provided by operating activities consisted of net income and non-cash items amounting to $310.2 million and changes in certain assets and liabilities netting to an outflow of $128.7 million. Contributing to the change in certain assets and liabilities were an increase in inventories of $127.4 million in part due to increased safety stock for potential supply chain disruptions and higher raw material costs, a decrease in accrued pension and postretirement benefits of $24.2 million and an increase in accounts receivable of $14.4 million, partially offset by an increase in accounts payable and accrued liabilities of $32.0 million and an increase in accrued income taxes of $10.2 million.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $89.2 million for 2023, a decrease of $5.7 million, compared to $94.9 million in 2022. During 2023, cash flow used for investing activities included capital expenditures, net of $89.4 million, which consisted primarily of equipment upgrades.
Cash flow used for investing activities was $94.9 million for 2022. During 2022, cash flow used for investing activities included capital expenditures, net of $96.0 million, which consisted primarily of equipment upgrades, partially offset by proceeds of $1.0 million from the New Castle divestiture.
Cash Flow Used for Financing Activities
Cash flow used for financing activities was $143.1 million for 2023 compared to $150.7 million in 2022. During 2023, cash flow used for financing activities primarily included $64.5 million of cash dividends paid to shareholders, $49.3 million in common shares repurchased, primarily under the share repurchase program, $19.0 million from the repayment of borrowings under the Credit Agreement and $6.0 million of the effect of employee benefit and stock plans and dividend reinvestment.
Cash flow used for financing activities was $150.7 million for 2022. During 2022, cash flow used for financing activities included $85.5 million in common shares repurchased, primarily under the share repurchase program, $66.6 million of cash dividends paid to shareholders, $6.9 million of the effect of employee benefit and stock plans and dividend reinvestment and $6.1 million of a decrease in notes payable, partially offset by $19.0 million from borrowings under the Credit Agreement.

FINANCIAL CONDITION At June 30, 2023, total assets were $2,547.2 million, a decrease of $26.3 million from $2,573.5 million at June 30, 2022. Total liabilities decreased $49.2 million from $1,282.3 million at June 30, 2022 to $1,233.1 million at June 30, 2023.
Working capital was $592.8 million at June 30, 2023, an increase of $53.8 million from $539.1 million at June 30, 2022. The increase in working capital was primarily driven by a decrease in accounts payable of $24.5 million, a decrease in revolving and other lines of credit and notes payable of $20.5 million, an increase in cash and cash equivalents of $20.4 million, an increase in accounts receivable, net of $12.0 million and a decrease in accrued income taxes of $4.3 million. Partially offsetting these items was a decrease in other current assets of $17.1 million and a decrease in inventories of $13.2 million. Currency exchange rate effects decreased working capital by a total of approximately $0.1 million, the effects of which are included in the aforementioned changes.
Property, plant and equipment, net decreased $33.0 million from $1,002.0 million at June 30, 2022 to $969.1 million at June 30, 2023, primarily due to depreciation of $121.4 million and disposals of $5.0 million, partially offset by capital additions of $94.4 million and a favorable currency exchange effect of approximately $1.5 million.
At June 30, 2023, other assets were $551.4 million, an increase of $4.6 million from $546.8 million at June 30, 2022. The primary drivers for the increase were an increase in deferred income taxes of $10.9 million, an increase in goodwill of $5.3 million and an increase in long-term prepaid pension benefit of $4.1 million. Partially offsetting these items was amortization of $12.6 million and a decrease in operating right-of-use assets of $4.2 million. Currency exchange rate effects increased other assets by a total of approximately $9 million, the effects of which are included in the aforementioned changes.

Kennametal Shareholders’ equity was $1,275.4 million at June 30, 2023, an increase of $22.9 million from $1,252.6 million in the prior year. The increase was primarily due to net income attributable to Kennametal of $118.5 million and capital stock issued under employee benefit and stock plans of $17.8 million, partially offset by cash dividends paid to Kennametal Shareholders of $64.5 million and the repurchase of capital stock of $49.3 million primarily under the share repurchase program.

EFFECTS OF INFLATION Rising costs, including the cost of certain raw materials, continue to affect our operations throughout the world. We experienced higher levels of inflation in 2023 and expect inflation will continue to be a challenge in fiscal 2024. We will strive to minimize the effects through cost containment, productivity improvements and price increases.

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
The Company records a contract asset when it has a right to payment from a customer that is conditioned on events that have occurred other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material remaining performance obligations, contract assets or liabilities as of June 30, 2023 and 2022.
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
As of June 30, 2023, there is no goodwill allocated to the Infrastructure reporting unit. As of June 30, 2023, $269.6 million of goodwill was allocated to the Metal Cutting reporting unit. We completed an annual quantitative test of goodwill impairment and determined that the fair value of the reporting unit substantially exceeded the carrying value and, therefore, no impairment was recorded during 2023.
Further, an indefinite-lived trademark intangible asset of $10.8 million in the Metal Cutting reporting unit had a fair value that approximated its carrying value as of the date of the annual impairment test and, therefore, no impairment was recorded during 2023. To determine fair value, we assumed revenue growth rates inclusive of macroeconomic uncertainties and a residual period growth rate of 3 percent. We assumed a royalty rate of 1 percent, and the future period cash flows were discounted at 20.5 percent per annum.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible impairment test will prove to be an accurate prediction of the future. Certain events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately affect the estimated fair values of the Metal Cutting reporting unit and of the indefinite-lived trademark may include such items as: (i) a decrease in expected future cash flows, specifically, a decrease in sales volume driven by a prolonged weakness in customer demand or other pressures adversely affecting our long-term sales trends and (ii) inability to achieve the sales from our strategic growth initiatives.

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
In the valuation of our pension and other postretirement benefit liabilities, management utilizes various assumptions. Our discount rates are derived by identifying a theoretical settlement portfolio of high quality corporate bonds sufficient to provide for a plan’s projected benefit payments. This rate can fluctuate based on changes in the corporate bond yields. At June 30, 2023, a hypothetical 25 basis point increase or decrease in our discount rates would be immaterial to our pre-tax income.
The long-term rate of return on plan assets is estimated based on an evaluation of historical returns for each asset category held by the plans, coupled with the current and short-term mix of the investment portfolio. The historical returns are adjusted for expected future market and economic changes. This return will fluctuate based on actual market returns and other economic factors.
The rate of future health care cost increases is based on historical claims and enrollment information projected over the next fiscal year and adjusted for administrative charges. At June 30, 2023, a hypothetical 1 percent increase or decrease in our health care cost trend rates would be immaterial to our pre-tax income.
Future compensation rates, withdrawal rates and participant retirement age are determined based on historical information. These assumptions are not expected to significantly change. Mortality rates are determined based on a review of published mortality tables.
We expect to contribute approximately $9.3 million and $1.1 million to our pension and other postretirement benefit plans, respectively, in 2024. Expected pension contributions in 2024 are primarily for international plans.
Allowance for Doubtful Accounts We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the creditworthiness of our customers based on multiple sources of information and analyze additional factors such as our historical bad debt experience, industry concentrations of credit risk, current economic trends, changes in customer payment terms and forward-looking information. This assessment requires significant judgment. If the financial condition of our customers was to deteriorate, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at June 30, 2023.
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
Income Taxes The Company’s provision for income taxes is calculated based on income and statutory tax rates in the various jurisdictions in which the Company operates and requires the use of management’s estimates and judgments. Management judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities, including accruals for unrecognized tax benefits and assessing the need for valuation allowances on deferred tax assets. Realization of our deferred tax assets is primarily dependent on future taxable income, the timing and amount of which are uncertain. A valuation allowance is recognized if it is “more likely than not” that some or all of a deferred tax asset will not be realized. As of June 30, 2023, the deferred tax assets net of valuation allowances relate primarily to net operating loss and other carryforwards, pension benefits, accrued employee benefits and inventory. In the event that we were to determine that we would not be able to realize our deferred tax assets in the future, an increase in the valuation allowance would be required. In the event we were to determine that we are able to use our deferred tax assets for which a valuation allowance is recorded, a decrease in the valuation allowance would be required.
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

The transitional provisions of Swiss tax reform allow companies to utilize a combination of lower tax rates and tax basis adjustments to fair value, which are used for tax depreciation and amortization purposes resulting in deductions over the transitional period. To reflect the federal and cantonal transitional provisions, as they apply to us, we recorded a deferred tax asset of $14.5 million during the December quarter of fiscal 2020. We considered the deferred tax asset from Swiss tax reform to be an estimate based on our current interpretation of the legislation, which was subject to change based on further legislative guidance, review with the Swiss federal and cantonal authorities and modifications to the underlying valuation. During the December quarter of the current year, we adjusted the calculation of the transitional provisions of Swiss tax reform after a review and receipt of a ruling from the Swiss federal and cantonal authorities and recorded a $2.2 million tax benefit to adjust the deferred tax asset and income tax liabilities related to fiscal years 2021 and 2022.

NEW ACCOUNTING STANDARDS
The Company did not adopt any new accounting standards during 2023 that have had or are expected to have a material impact on the Company's consolidated financial statements or disclosures.

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
Reconciliations of organic sales growth to sales growth are as follows:

Year ended June 30, 2023	Metal Cutting	Infrastructure	Total
Organic sales growth	10%	7%	9%
Foreign currency exchange effect(6)	(6)	(4)	(5)
Business days effect(9)	(1)	—	(1)
Sales growth	3%	3%	3%

Reconciliations of constant currency end market sales growth (decline) to end market sales growth (decline), are as follows:

Metal Cutting
Year ended June 30, 2023	Energy	General engineering	Aerospace & Defense	Transportation
Constant currency end market sales growth	4%	8%	22%	8%
Foreign currency exchange effect(6)	(5)	(5)	(5)	(7)
End market sales (decline) growth(7)	(1)%	3%	17%	1%

Infrastructure
Year ended June 30, 2023	Energy	General engineering	Aerospace & Defense	Earthworks
Constant currency end market sales growth (decline)	14%	6%	(6)%	5%
Foreign currency exchange effect(6)	—	(4)	(3)	(5)
End market sales growth (decline)(7)	14%	2%	(9)%	—%

Total
Year ended June 30, 2023	Energy	General engineering	Aerospace & Defense	Transportation	Earthworks
Constant currency end market sales growth	11%	7%	14%	8%	5%
Foreign currency exchange effect(6)	(2)	(5)	(4)	(7)	(5)
End market sales growth(7)	9%	2%	10%	1%	—%

Reconciliations of constant currency regional sales growth (decline) to reported regional sales growth (decline), are as follows:

	Year Ended June 30, 2023
	Americas	EMEA	Asia Pacific
Metal Cutting
Constant currency regional sales growth	12%	10%	2%
Foreign currency exchange effect(6)	—	(10)	(8)
Regional sales growth (decline)(8)	12%	—%	(6)%

Infrastructure
Constant currency regional sales growth	5%	15%	5%
Foreign currency exchange effect(6)	(1)	(11)	(7)
Regional sales growth (decline)(8)	4%	4%	(2)%

Total
Constant currency regional sales growth	9%	11%	3%
Foreign currency exchange effect(6)	(1)	(10)	(7)
Regional sales growth (decline)(8)	8%	1%	(4)%
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
(9) Business days effect is calculated by dividing the year-over-year change in weighted average working days (based on mix of sales by country) by prior period weighted average working days.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. As part of our financial risk management program, we use certain derivative financial instruments to manage these risks. We do not enter into derivative transactions for speculative purposes and, therefore, hold no derivative instruments for trading purposes. We may use derivative financial instruments to provide predictability to the effects of changes in foreign exchange rates on our consolidated results. Our objective in managing foreign exchange exposures with derivative instruments is to reduce volatility in cash flow, allowing us to focus more of our attention on business operations. With respect to interest rate management, we have used forward-starting interest rate swaps to effectively hedge the variability in future benchmark interest payments attributable to changes in interest rates on forecasted issuances of fixed-rate debt. See Notes 2 and 17 of our consolidated financial statements set forth in Item 8 of this Annual Report.
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
Included below is a sensitivity analysis that is based upon a hypothetical 10 percent change on the effective interest rates under our current borrowing arrangements as of June 30, 2023. We compared our borrowing arrangements in effect at June 30, 2023 to the hypothetical interest rates in the sensitivity analysis to determine the effect on interest expense, pre-tax income and accumulated other comprehensive loss.
DEBT, REVOLVING AND OTHER LINES OF CREDIT AND NOTES PAYABLE At June 30, 2023 and 2022, we had $595.9 million and $615.6 million, respectively, of outstanding debt, including revolving and other lines of credit and notes payable. The effective interest rate was 3.7 percent as of June 30, 2023 and 2022, respectively. A hypothetical change of 10 percent in market interest rates from June 30, 2023 levels would be immaterial.
CURRENCY EXCHANGE RATE FLUCTUATIONS Currency exchange rate fluctuations decreased diluted earnings per share by $0.19 in 2023 and decreased diluted earnings per share by $0.10 in 2022. Currency exchange rate fluctuations may have a material effect on future earnings in the short term and long term.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has conducted an assessment of the Company’s internal controls over financial reporting as of June 30, 2023 using the criteria in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2023, based on the criteria in Internal Control – Integrated Framework (2013) issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kennametal Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kennametal Inc. and its subsidiaries (the “Company”) as of June 30, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended June 30, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Provision for Income Taxes
As described in Notes 2 and 13 to the consolidated financial statements, the Company recorded a provision for income taxes of $36.3 million for the year ended June 30, 2023. The Company’s provision for income taxes is calculated based on income and statutory tax rates in the various jurisdictions in which the Company operates and requires the use of management’s estimates and judgments. Management judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities, including accruals for unrecognized tax benefits and assessing the need for valuation allowances on deferred tax assets.
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

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
August 9, 2023

We have served as the Company’s auditor since 2002.

CONSOLIDATED STATEMENTS OF INCOME

Year ended June 30 (in thousands, except per share data)	2023	2022	2021
Sales	$2,078,184	$2,012,456	$1,841,441
Cost of goods sold	1,431,745	1,364,479	1,288,963
Gross profit	646,439	647,977	552,478
Operating expense	437,292	419,093	407,246
Restructuring and other charges, net (Note 16)	4,106	(1,243)	29,061
Gain on divestiture (Note 4)	—	(1,001)	—
Amortization of intangibles	12,624	12,988	14,003
Operating income	192,417	218,140	102,168
Interest expense	28,496	25,914	46,375
Other expense (income), net	4,300	(14,507)	(8,867)
Income before income taxes	159,621	206,733	64,660
Provision for income taxes (Note 13)	36,255	56,532	6,243
Net income	123,366	150,201	58,417
Less: Net income attributable to noncontrolling interests	4,907	5,578	3,983
Net income attributable to Kennametal	$118,459	$144,623	$54,434
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings per share	$1.47	$1.74	$0.65
Diluted earnings per share	$1.46	$1.72	$0.65
Basic weighted average shares outstanding	80,803	83,252	83,602
Diluted weighted average shares outstanding	81,402	83,944	84,333

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended June 30 (in thousands)	2023	2022	2021
Net income	123,366	$150,201	$58,417
Other comprehensive (loss) income, net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	—	—	9,255
Reclassification of unrealized gain on expired derivatives designated and qualified as cash flow hedges	(770)	(770)	(401)
Unrecognized net pension and other postretirement benefit plans (loss) gain	(10,402)	(4,163)	9,107
Reclassification of net pension and other postretirement benefit plans loss	3,373	8,929	10,355
Foreign currency translation adjustments	6,815	(91,185)	60,528
Total other comprehensive (loss) income, net of tax	(984)	(87,189)	88,844
Total comprehensive income	122,382	63,012	147,261
Less: comprehensive income attributable to noncontrolling interests	4,315	2,013	5,910
Comprehensive income attributable to Kennametal Shareholders	$118,067	$60,999	$141,351
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of June 30 (in thousands, except per share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$106,021	$85,586
Accounts receivable, less allowance for doubtful accounts of $8,759 and $9,422 respectively	307,313	295,346
Inventories (Note 7)	557,630	570,836
Other current assets	55,825	72,940
Total current assets	1,026,789	1,024,708
Property, plant and equipment:
Land and buildings	416,291	410,039
Machinery and equipment	1,951,535	1,904,872
Less accumulated depreciation	(1,398,758)	(1,312,870)
Property, plant and equipment, net	969,068	1,002,041
Other assets:
Goodwill (Note 8)	269,551	264,230
Other intangible assets, less accumulated amortization of $173,346 and $160,699, respectively (Note 8)	93,164	105,725
Operating lease right-of-use assets (Note 9)	43,036	47,206
Deferred income taxes (Note 13)	65,519	54,602
Long-term prepaid pension benefit (Note 14)	70,567	66,433
Other	9,540	8,579
Total other assets	551,377	546,775
Total assets	$2,547,234	$2,573,524
LIABILITIES
Current liabilities:
Revolving and other lines of credit and notes payable (Note 12)	$689	$21,186
Current operating lease liabilities (Note 9)	11,379	12,387
Accounts payable	203,341	227,887
Accrued income taxes	25,143	29,476
Accrued vacation pay	14,501	15,340
Accrued payroll	41,134	40,970
Other current liabilities (Note 10)	137,788	138,403
Total current liabilities	433,975	485,649
Long-term debt, less current maturities (Note 11)	595,172	594,364
Operating lease liabilities (Note 9)	32,178	35,342
Deferred income taxes (Note 13)	32,062	32,185
Accrued postretirement benefits (Note 14)	6,800	7,924
Accrued pension benefits (Note 14)	108,736	105,071
Accrued income taxes	1,446	6,369
Other liabilities	22,697	15,373
Total liabilities	1,233,066	1,282,277
Commitments and contingencies (Note 20)
EQUITY
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 79,835 and 81,337 shares issued, respectively	99,794	101,671
Additional paid-in capital	465,406	494,202
Retained earnings	1,124,590	1,070,655
Accumulated other comprehensive loss (Note 15)	(414,343)	(413,951)
Total Kennametal Shareholders’ Equity	1,275,447	1,252,577
Noncontrolling interests	38,721	38,670
Total equity	1,314,168	1,291,247
Total liabilities and equity	$2,547,234	$2,573,524
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended June 30 (in thousands)	2023	2022	2021
OPERATING ACTIVITIES
Net income	$123,366	$150,201	$58,417
Adjustments to reconcile to cash from operations:
Depreciation	121,401	118,690	112,485
Amortization	12,624	12,988	14,003
Stock-based compensation expense	24,657	20,985	24,799
Restructuring and other charges, net (Note 16)	4,106	(753)	5,664
Deferred income taxes	(9,219)	11,292	(21,189)
Gain on divestiture (Note 4)	—	(1,001)	—
Debt refinancing charge (Note 11)	—	—	9,071
Other	7,079	(2,243)	6,754
Changes in certain assets and liabilities:
Accounts receivable	(11,543)	(14,432)	(53,324)
Inventories	17,582	(127,409)	61,270
Accounts payable and accrued liabilities	(32,514)	31,997	46,775
Accrued income taxes	852	10,238	(18,273)
Accrued pension and postretirement benefits	(10,103)	(24,216)	(31,585)
Other	9,657	(4,893)	20,815
Net cash flow provided by operating activities	257,945	181,444	235,682
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(94,385)	(96,924)	(127,302)
Disposals of property, plant and equipment	5,029	924	4,373
Proceeds from divestiture (Note 4)	—	1,001	—
Other	126	60	(47)
Net cash flow used for investing activities	(89,230)	(94,939)	(122,976)
FINANCING ACTIVITIES
Net (decrease) increase in notes payable	(1,270)	(6,067)	605
Net (decrease) increase in revolving and other lines of credit	(19,000)	19,000	(500,000)
Term debt borrowings	—	—	297,867
Term debt repayments	—	—	(300,000)
Make-whole premium on early extinguishment of debt (Note 11)	—	—	(9,639)
Settlement of interest rate swap agreement (Note 6)	—	—	10,198
Purchase of capital stock	(49,290)	(85,542)	(197)
The effect of employee benefit and stock plans and dividend reinvestment	(6,042)	(6,909)	821
Cash dividends paid to Shareholders	(64,524)	(66,565)	(66,735)
Other	(2,982)	(4,652)	(7,165)
Net cash flow used for financing activities	(143,108)	(150,735)	(574,245)
Effect of exchange rate changes on cash and cash equivalents	(5,172)	(4,231)	8,902
CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	20,435	(68,461)	(452,637)
Cash and cash equivalents, beginning of year	85,586	154,047	606,684
Cash and cash equivalents, end of year	$106,021	$85,586	$154,047
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	2023		2022		2021
Year ended June 30 (in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
CAPITAL STOCK
Balance at beginning of year	81,337	$101,671	83,614	$104,518	82,923	$103,654
Dividend reinvestment	7	9	6	7	6	7
Capital stock issued under employee benefit and stock plans	494	618	444	554	691	864
Purchase of capital stock	(2,003)	(2,504)	(2,727)	(3,408)	(6)	(7)
Balance at end of year	79,835	99,794	81,337	101,671	83,614	104,518
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		494,202		562,820		538,575
Dividend reinvestment		178		182		191
Capital stock issued under employee benefit and stock plans		17,812		13,334		24,556
Purchase of noncontrolling interests		—		—		(311)
Purchase of capital stock		(46,786)		(82,134)		(191)
Balance at end of year		465,406		494,202		562,820
RETAINED EARNINGS
Balance at beginning of year		1,070,655		992,597		1,004,898
Net income attributable to Kennametal		118,459		144,623		54,434
Cash dividends ($0.80 per share in 2023, 2022 and 2021, respectively)		(64,524)		(66,565)		(66,735)
Balance at end of year		1,124,590		1,070,655		992,597
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year		(413,951)		(330,327)		(417,242)
Unrealized gain on derivatives designated and qualified as cash flow hedges		—		—		9,255
Reclassification of unrealized gain on expired derivatives designated and qualified as cash flow hedges		(770)		(770)		(401)
Unrecognized net pension and other postretirement benefit plans (loss) gain		(10,402)		(4,163)		9,107
Reclassification of net pension and other postretirement benefit plans loss		3,373		8,929		10,355
Foreign currency translation adjustments		7,407		(87,620)		58,599
Other comprehensive (loss) income, net of tax		(392)		(83,624)		86,915
Balance at end of year		(414,343)		(413,951)		(330,327)
NONCONTROLLING INTERESTS
Balance at beginning of year		38,670		38,597		38,903
Net income		4,907		5,578		3,983
Other comprehensive (loss) income, net of tax		(592)		(3,565)		1,927
Purchase of noncontrolling interests		—		—		(1,319)
Cash dividends		(4,264)		(1,940)		(4,897)
Balance at end of year		38,721		38,670		38,597
Total equity, June 30		$1,314,168		$1,291,247		$1,368,205
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS
With more than 80 years of materials expertise, the Company is a global industrial technology leader, helping customers across the aerospace and defense, earthworks, energy, general engineering and transportation end markets manufacture with precision and efficiency. This expertise includes the development and application of tungsten carbides, ceramics, super-hard materials and solutions used in metal cutting and extreme wear applications to keep customers up and running longer against conditions such as corrosion and high temperatures.
Our standard and custom product offering spans metal cutting and wear applications including turning, milling, hole making, tooling systems and services, as well as specialized wear components and metallurgical powders. End users of the Company's metal cutting products include manufacturers engaged in a diverse array of industries including: the manufacturers of transportation vehicles and components, machine tools and light and heavy machinery; airframe and aerospace components; and energy-related components for the oil and gas industry, as well as power generation. The Company’s wear and metallurgical powders are used by producers and suppliers in equipment-intensive operations such as road construction, mining, quarrying, oil and gas exploration, refining, production and supply, and for aerospace and defense.
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
CASH AND CASH EQUIVALENTS Cash investments having original maturities of three months or less are considered cash equivalents. Cash equivalents principally consist of investments in money market funds and bank deposits at June 30, 2023.
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
GOODWILL AND OTHER INTANGIBLE ASSETS Goodwill represents the excess of cost over the fair value of the net assets of acquired companies. Goodwill and other intangible assets with indefinite lives are tested at least annually for impairment. We perform our annual impairment tests during the June quarter in connection with our annual planning process unless there are impairment indicators based on the results of an ongoing cumulative qualitative assessment that warrant a test prior to that quarter. As of June 30, 2023, only the Metal Cutting reporting unit has goodwill recorded. We evaluate the recoverability of goodwill for the reporting unit by comparing the fair value of the reporting unit with its carrying value. The fair value of our reporting unit is determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of the reporting unit. We evaluate the recoverability of indefinite-lived intangible assets using a discounted cash flow analysis based on projected financial information. This evaluation is sensitive to changes in market interest rates and other external factors.
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
The following tables provide the computation of diluted shares outstanding:

(in thousands)	2023	2022	2021
Weighted-average shares outstanding during period	80,803	83,252	83,602
Add: Unexercised stock options and unvested restricted stock units	599	692	731
Number of shares on which diluted earnings per share is calculated	81,402	83,944	84,333
Unexercised stock options with an exercise price greater than the average market price and restricted stock units not included in the computation because they were anti-dilutive	642	260	295

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
The Company records a contract asset when it has a right to payment from a customer that is conditioned on events that have occurred other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material remaining performance obligations, contract assets or liabilities as of June 30, 2023 and 2022.
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

Capital stock options are granted to eligible employees at fair market value at the date of grant. Capital stock options are exercisable under specified conditions for up to 10 years from the date of grant. The Kennametal Inc. Stock and Incentive Plan of 2010, as Amended and Restated on October 22, 2013, and further amended on January 27, 2015 (A/R 2010 Plan), by the Kennametal Inc. 2016 Stock and Incentive Plan, and on October 27, 2020 by the Kennametal Inc. 2020 Stock and Incentive Plan (2020 Plan) authorize the issuance of up to 9,500,000 shares of the Company’s capital stock plus any shares remaining unissued under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended (2002 Plan). Under the provisions of the A/R 2010 Plan and 2020 Plan, participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during 2023, 2022 and 2021 was immaterial. In addition to stock option grants, the A/R 2010 Plan and the 2020 Plan permit the award of stock appreciation rights, performance share awards, performance unit awards, restricted stock awards, restricted unit awards and share awards to directors, officers and key employees.
RESEARCH AND DEVELOPMENT COSTS Research and development costs of $43.1 million, $42.1 million and $39.5 million in 2023, 2022 and 2021, respectively, were expensed as incurred. These costs are included in operating expense in the consolidated statements of income.
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
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES As part of our financial risk management program, we use certain derivative financial instruments. We do not enter into derivative transactions for speculative purposes and, therefore, hold no derivative instruments for trading purposes. We use derivative financial instruments to provide predictability to the effects of changes in foreign exchange rates on our consolidated results. Our objective in managing foreign exchange exposures with derivative instruments is to reduce volatility in cash flow, allowing us to focus more of our attention on business operations. With respect to interest rate management, we have used forward-starting interest rate swaps to effectively hedge the variability in future benchmark interest payments attributable to changes in interest rates on forecasted issuances of fixed-rate debt.
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

Losses of $3.9 million, $2.5 million and $3.3 million from currency transactions were included in other expense (income), net in 2023, 2022 and 2021, respectively.

NOTE 3 — SUPPLEMENTAL CASH FLOW DISCLOSURES

Year ended June 30 (in thousands)	2023	2022	2021
Cash paid during the period for:
Interest	$28,192	$25,277	$43,601
Income taxes	43,730	36,105	48,910
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	(2,248)	9,800	(17,500)
Changes in notes payable related to purchases of property, plant and equipment	—	—	7,254

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
Level 3: Inputs that are unobservable.
As of June 30, 2023, the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$68	$—	$68
Total assets at fair value	$—	$68	$—	$68

Liabilities:
Derivatives (1)	$—	$100	$—	$100
Total liabilities at fair value	$—	$100	$—	$100

As of June 30, 2022, the fair value of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

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
There are no derivatives designated as hedging instruments as of June 30, 2023 or 2022. The fair value of derivatives not designated as hedging instruments in the consolidated balance sheets are as follows:

(in thousands)	2023	2022
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	$68	$176
Other current liabilities - currency forward contracts	(100)	(574)
Total derivatives not designated as hedging instruments	(32)	(398)
Total derivatives	$(32)	$(398)
Certain currency forward contracts that hedge significant cross-border intercompany loans are considered as other derivatives and therefore do not qualify for hedge accounting. These contracts are recorded at fair value in the consolidated balance sheets, with the offset to other expense (income), net. (Gains) losses related to derivatives not designated as hedging instruments have been recognized as follows:

(in thousands)	2023	2022	2021
Other expense (income), net - currency forward contracts	$(435)	$377	$2
CASH FLOW HEDGES
During fiscal 2020 we entered into seven forward-starting interest rate swap contracts with an aggregate notional amount totaling $200.0 million. A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. During fiscal 2021, upon issuance of the Senior Unsecured Notes due 2031 (see Note 11 for more information) we settled the forward starting interest rate swap contracts for a gain of $10.2 million in other comprehensive (loss) income. The gain will be amortized out of accumulated other comprehensive loss and into interest expense (as a benefit) over the life of the Senior Unsecured Notes due 2031. There were no interest rate swap contracts outstanding at June 30, 2023 or 2022.
NET INVESTMENT HEDGES
As of June 30, 2023 we had no net investment hedges in place. As of June 30, 2022 we had foreign currency-denominated intercompany loans payable in the aggregate principal amounts of €13 million designated as net investment hedges to hedge a portion of the foreign exchange exposure of our net investment in Euro-based subsidiaries.
During fiscal 2023, we did periodically utilize net investment hedges through foreign currency-denominated intercompany loans payable which resulted in an aggregate gain of $0.7 million recorded as a component of foreign currency translation adjustments in other comprehensive loss during 2023. A gain of $0.8 million and a loss of $1.9 million were recorded as a component of foreign currency translation adjustments in other comprehensive (loss) income during 2022 and 2021, respectively.

As of June 30, 2022, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

(in thousands)	2022
Instrument	Notional (EUR)(2)	Notional (USD)(2)	Maturity
Foreign currency-denominated intercompany loan payable	€13,013	$13,531	August 31, 2022
(2) Includes principal and accrued interest.

NOTE 7 — INVENTORIES
Inventories consisted of the following at June 30:

(in thousands)	2023	2022
Finished goods	$328,094	$316,936
Work in process and powder blends	233,346	231,214
Raw materials	81,552	107,024
Inventories at current cost	642,992	655,174
Less: LIFO valuation	(85,362)	(84,338)
Total inventories	$557,630	$570,836
We used the LIFO method of valuing inventories for approximately 33 percent of total inventories at June 30, 2023.

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
As of June 30, 2023, $269.6 million of goodwill was allocated to the Metal Cutting reporting unit. We completed an annual quantitative test of goodwill impairment and determined that the fair value of the reporting unit substantially exceeded the carrying value and, therefore, no impairment was recorded during 2023. Further, an indefinite-lived trademark intangible asset of $10.8 million in the Metal Cutting reporting unit had a fair value that approximated its carrying value as of the date of the annual impairment test and, therefore, no impairment was recorded during 2023.

A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Metal Cutting	Infrastructure	Total
Gross goodwill	$455,276	$633,211	$1,088,487
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2021	$277,615	$—	$277,615

Activity for the year ended June 30, 2022:
Change in gross goodwill due to translation	(13,385)	—	(13,385)

Gross goodwill	441,891	633,211	1,075,102
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2022	$264,230	$—	$264,230

Activity for the year ended June 30, 2023:
Change in gross goodwill due to translation	5,321	—	5,321

Gross goodwill	447,212	633,211	1,080,423
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2023	$269,551	$—	$269,551
The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	June 30, 2023		June 30, 2022
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology-based and other	4 to 20	$31,872	$(23,838)	$31,592	$(22,734)
Customer-related	10 to 21	179,889	(112,890)	180,263	(104,698)
Unpatented technology	10 to 30	31,487	(25,177)	31,807	(22,950)
Trademarks	5 to 20	12,426	(11,441)	12,403	(10,317)
Trademarks	Indefinite	10,836	—	10,359	—
Total		$266,510	$(173,346)	$266,424	$(160,699)
Amortization expense for intangible assets was $12.6 million, $13.0 million and $14.0 million for 2023, 2022 and 2021, respectively. Estimated amortization expense for 2024 through 2028 is $10.9 million, $9.7 million, $9.3 million, $7.8 million, and $6.8 million, respectively.

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
We account for non-lease components separately from lease components. These costs often relate to the payments for a proportionate share of real estate taxes, insurance, common area maintenance and other operating costs in addition to base rent. We also do not recognize ROU assets and liabilities for leases with an initial term of 12 months or less. Lease costs associated with leases of less than 12 months were $7.0 million, $3.7 million and $2.4 million for the years ended June 30, 2023, 2022 and 2021, respectively.

As a lessee, we have various operating lease agreements primarily related to real estate, vehicles and office and plant equipment. Our real estate leases, which are comprised primarily of manufacturing, warehousing, office and administration facilities, represent a majority of our lease liability. Our lease payments are largely fixed. Any variable lease payments, including utilities, common area maintenance and repairs and maintenance, are expensed during the period incurred. Variable lease costs were immaterial for the years ended June 30, 2023, 2022 and 2021. A majority of our real estate leases include options to extend the lease and options to early terminate the lease. Leases with an early termination option generally involve a termination payment. We review all options to extend, terminate, or purchase the ROU assets at the inception of the lease and account for these options when they are reasonably certain of being exercised. Our lease agreements generally do not contain any material residual value guarantees or materially restrictive covenants. We do not have any material leases that have been signed but not commenced, and we did not have any lease transactions with related parties.
Operating lease expense is recognized on a straight-line basis over the lease term and is included in operating expense on our consolidated statements of income. Operating lease cost was $22.0 million, $21.3 million and $20.2 million in 2023, 2022 and 2021, respectively.
The following table sets forth supplemental balance sheet information related to our operating leases:

Year Ended June 30	2023	2022	2021
Weighted average remaining lease term	8.0 years	8.1 years	8.0 years
Weighted average discount rate	3.8%	3.2%	3.3%
The following table sets forth supplemental cash flow information related to our operating leases:

Year Ended June 30 (in thousands)	2023	2022	2021
Operating cash outflows from operating leases	$15,040	$17,592	$17,651
ROU assets obtained in exchange for new operating lease liabilities	$8,066	$15,430	$7,235
The following table sets forth the maturities of our operating lease liabilities and reconciles the respective undiscounted payments to the operating lease liabilities in the consolidated balance sheet as of June 30, 2023:

Year Ended June 30	(in thousands)
2024	$12,445
2025	9,695
2026	6,781
2027	4,448
2028	2,493
Thereafter	14,521
Total undiscounted operating lease payments	$50,383
Less: discount to net present value	6,826
Total operating lease liabilities	$43,557

NOTE 10 — OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following at June 30:

(in thousands)	2023	2022
Accrued employee benefits	$36,980	$35,270
Payroll, state and local taxes	11,606	9,989
Accrued professional and legal fees	10,730	9,489
Accrued environmental	1,658	7,938
Accrued restructuring (Note 16)	9,379	6,019
Accrued interest	3,425	3,394
Other	64,010	66,304
Total other current liabilities	$137,788	$138,403

NOTE 11 — LONG-TERM DEBT
Long-term debt consisted of the following at June 30:

(in thousands)	2023	2022
2.800% Senior Unsecured Notes due fiscal 2031, net of discount of $0.1 million for 2023 and $0.2 million for 2022	$299,860	$299,842
4.625% Senior Unsecured Notes due fiscal 2028, net of discount of $1.1 million for 2023 and $1.3 million for 2022	298,920	298,702
Total term debt	598,780	598,544
Less unamortized debt issuance costs	(3,608)	(4,180)
Total long-term debt	$595,172	$594,364
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
Fixed rate debt had a fair market value of $527.4 million and $536.1 million at June 30, 2023 and 2022, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of June 30, 2023 and 2022, respectively.

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
As of June 30, 2023, we were in compliance with all covenants of the Credit Agreement and we had no borrowings outstanding and $700.0 million of availability. There were $19 million of borrowings outstanding as of June 30, 2022. The weighted average interest rate on borrowings under the Credit Agreement was 5.0 percent for the year ended June 30, 2023.
Borrowings on other lines of credit and notes payable were $0.7 million and $2.2 million at June 30, 2023 and 2022, respectively. The lines of credit represented short-term borrowings under credit lines with commercial banks in the various countries in which we operate. The availability of these credit lines, translated into U.S. dollars at June 30, 2023 exchange rates, totaled $54.5 million.

NOTE 13 — INCOME TAXES
Income (loss) before income taxes consisted of the following for the years ended June 30:

(in thousands)	2023	2022	2021
Income (loss) before income taxes:
United States	$(14,702)	$10,109	$(60,775)
International	174,323	196,624	125,435
Total income before income taxes	$159,621	$206,733	$64,660
Current income taxes:
Federal	$2,007	$1,115	$39
State	546	106	133
International	42,921	44,019	30,726
Total current income taxes	45,474	45,240	30,898
Deferred income taxes:
Federal	$(3,394)	$10,841	$(23,170)
State	683	(676)	(2,948)
International	(6,508)	1,127	1,463
Total deferred income taxes:	(9,219)	11,292	(24,655)
Provision for income taxes	$36,255	$56,532	$6,243
Effective tax rate	22.7%	27.3%	9.7%
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
The transitional provisions of Swiss tax reform allow companies to utilize a combination of lower tax rates and tax basis adjustments to fair value, which are used for tax depreciation and amortization purposes resulting in deductions over the transitional period. To reflect the federal and cantonal transitional provisions, as they apply to us, we recorded a deferred tax asset of $14.5 million during the December quarter of fiscal 2020. We considered the deferred tax asset from Swiss tax reform to be an estimate based on our current interpretation of the legislation, which was subject to change based on further legislative guidance, review with the Swiss federal and cantonal authorities, and modifications to the underlying valuation. During the December quarter of the current year, we adjusted the calculation of the transitional provisions of Swiss tax reform after a review and receipt of a ruling from the Swiss federal and cantonal authorities and recorded a $2.2 million tax benefit to adjust the deferred tax asset and income tax liabilities related to fiscal years 2021 and 2022.

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes was as follows for the years ended June 30:

(in thousands)	2023	2022	2021
Income taxes at U.S. statutory rate	$33,520	$43,414	$13,579
State income taxes, net of federal tax benefit	971	(450)	(1,725)
U.S. income taxes provided on international income	4,583	12,815	(6,479)
Combined tax effects of international income	5,761	2,747	5,860
Change in valuation allowance and other uncertain tax positions	(4,060)	(614)	1,127
U.S. research and development credit	(3,325)	(2,814)	(3,055)
Change in permanent reinvestment assertion	—	775	—
Combined effects of Swiss tax reform	(2,225)	—	—
Recognition of stranded deferred tax balance	—	—	(3,465)
Other	1,030	659	401
Provision for income taxes	$36,255	$56,532	$6,243
During 2023, we released a $2.9 million valuation allowance that was previously recorded against our net deferred tax assets in Brazil. The impact of this item is included in the tax reconciliation table under the caption “Change in valuation allowance and other uncertain tax positions.”
During 2023, we recorded a tax benefit of $2.2 million to reflect the adjustment of our calculation of the transitional provisions of Swiss tax reform. The impact of this item is included in the tax reconciliation table under the caption “Combined effects of Swiss tax reform.”
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

The components of net deferred tax assets and liabilities were as follows at June 30:

(in thousands)	2023	2022
Deferred tax assets:
Net operating loss (NOL) carryforwards	$24,111	$25,868
Inventory valuation and reserves	9,677	11,747
Accrued employee benefits	14,758	14,825
Operating lease liabilities	11,229	11,995
Other accrued liabilities	13,963	12,992
Capitalized research and development costs	25,187	7,244
Tax credits and other carryforwards	22,601	27,686
Intangible assets	5,209	4,246
Total	126,735	116,603
Valuation allowance	8,281	14,385
Total deferred tax assets	$118,454	$102,218
Deferred tax liabilities:
Tax depreciation in excess of book	$62,763	$57,109
Operating lease right-of-use assets	11,084	11,852
Unremitted earnings not permanently reinvested	4,831	7,242
Pension benefits	1,808	1,061
Other	4,511	2,537
Total deferred tax liabilities	$84,997	$79,801
Total net deferred tax assets (liabilities)	$33,457	$22,417
Included in deferred tax assets at June 30, 2023 is $22.6 million associated with tax credits and other carryforward items in the U.S. and Europe. Of that amount, $2.7 million expires through 2038, $18.7 million expires through 2043, and $1.2 million does not expire.
Included in deferred tax assets at June 30, 2023 is $24.1 million associated with NOL carryforwards in U.S. state and foreign jurisdictions. Of that amount, $3.3 million expires through 2028, $0.8 million expires through 2033, $0.4 million expires through 2038, $5.4 million expires through 2043, and the remaining $14.2 million does not expire. The realization of these tax benefits is primarily dependent on future taxable income in these jurisdictions.
A valuation allowance of $8.3 million has been placed against deferred tax assets primarily in U.S. state, Bolivia, and Russia jurisdictions, all of which would be allocated to income tax expense upon realization of the deferred tax assets. As the respective operations generate sufficient income, the valuation allowances will be partially or fully reversed at such time we believe it will be more likely than not that the deferred tax assets will be realized. In 2023, the valuation allowance related to these deferred tax assets decreased by $6.1 million.
We consider the majority of the $1.5 billion unremitted earnings of our non-U.S. subsidiaries to be permanently reinvested. With regard to these unremitted earnings, we have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested earnings is not practicable due to our legal entity structure and the complexity of U.S. and local tax laws. With regard to the small portion of unremitted earnings that are not indefinitely reinvested, we maintain a deferred tax liability for foreign withholding and U.S. state income taxes. The deferred tax liability associated with unremitted earnings of our non-U.S. subsidiaries not permanently reinvested is $4.8 million as of June 30, 2023.

In 2012, we received an assessment from the Italian tax authority that denied certain tax deductions primarily related to our 2008 tax return. Attempts at negotiating a reasonable settlement with the tax authority were unsuccessful; and as a result, we decided to litigate the matter. While the outcome of the litigation is still pending, the tax authority served notice in the September quarter of fiscal 2020 requiring payment in the amount of €36.0 million. Accordingly, we requested and were granted a stay and are not currently required to make a payment in connection with this assessment. We continue to believe that the assessment is baseless and accordingly, no income tax liability has been recorded in connection with this assessment in any period. However, if the Italian tax authority were to be successful in litigation, settlement of the amount alleged by the Italian tax authority would result in an increase to income tax expense for as much as €35.6 million, or $38.8 million, of which penalties and interest is €20.9 million, or $22.8 million. During the current year, the Italian government launched a tax amnesty program aimed at reducing the number of tax disputes pending before the Italian courts. Pursuant to program guidelines, payments made to successfully resolve a dispute must be received by the Italian government no later than September 30, 2023. We are currently evaluating whether this program could facilitate a resolution to this litigation.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalty) is as follows as of June 30:

(in thousands)	2023	2022	2021
Balance at beginning of year	$7,598	$8,656	$8,680
(Decreases)/Increases for tax positions of prior years	(658)	105	—
Decreases related to lapse of statute of limitations	(99)	(779)	(229)
Foreign currency translation	94	(384)	205
Balance at end of year	$6,935	$7,598	$8,656
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in 2023, 2022 and 2021 is $6.9 million, $7.6 million and $8.7 million, respectively. We believe that it is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $5.6 million within the next twelve months.
Our policy is to recognize interest and penalties related to income taxes as a component of the provision for income taxes in the consolidated statements of income. We recognized a decrease of $0.3 million and $0.2 million in 2023 and 2021, respectively, and an increase of $0.1 million in 2022. As of June 30, 2023 and 2022, the amount of interest accrued was $1.0 million and $1.4 million, respectively. As of June 30, 2023, the amount of penalty accrued was $0.1 million. There was no penalty accrued of June 30, 2022.
With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2019. The Internal Revenue Service has audited, or the statute of limitations has expired, for all U.S. tax years prior to 2019. Various state and foreign jurisdiction tax authorities are in the process of examining our income tax returns for various tax years ranging from 2019 to 2022. We continuously review our uncertain tax positions and evaluate any potential issues that may lead to an increase or decrease in the total amount of unrecognized tax benefits recorded.

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

During 2023, the Company annuitized a portion of its UK defined benefit pension plans through the purchase of a full buy-in policy. The Company expects to progress to a buy-out and an eventual wind-up of this portion of the UK plans after completing customary procedures including obtaining relevant regulatory approvals, the timing of which is expected to occur over the course of approximately two years.
The funded status of our pension plans and amounts recognized in the consolidated balance sheets as of June 30 were as follows:

(in thousands)	2023	2022
Change in benefit obligation:
Benefit obligation, beginning of year	$741,009	$968,725
Service cost	963	1,117
Interest cost	32,235	22,532
Participant contributions	486	479
Actuarial gains	(32,622)	(170,055)
Benefits and expenses paid	(52,625)	(53,149)
Currency translation adjustments	7,372	(27,074)
Plan amendments	(50)	(66)
Plan settlements	(1,260)	(1,805)
Plan curtailments	(3)	(3)
Other adjustments	406	308
Benefit obligation, end of year	$695,911	$741,009
Change in plans' assets:
Fair value of plans' assets, beginning of year	$695,965	$890,104
Actual return on plans' assets	(4,063)	(133,374)
Company contributions	7,842	8,170
Participant contributions	486	479
Plan settlements	(1,260)	(1,805)
Benefits and expenses paid	(52,625)	(53,149)
Currency translation adjustments	3,842	(14,455)
Other adjustments	(7)	(5)
Fair value of plans' assets, end of year	$650,180	$695,965
Funded status of plans	$(45,731)	$(45,044)
Amounts recognized in the balance sheets consist of:
Long-term prepaid benefit	$70,567	$66,433
Short-term accrued benefit obligation	(7,562)	(6,406)
Accrued pension benefits	(108,736)	(105,071)
Net amount recognized	$(45,731)	$(45,044)
The pre-tax amounts related to our defined benefit pension plans recognized in accumulated other comprehensive loss were as follows at June 30:

(in thousands)	2023	2022
Unrecognized net actuarial losses	$284,054	$274,416
Unrecognized net prior service costs	1,772	1,822
Unrecognized transition obligations	76	158
Total	$285,902	$276,396

To the best of our knowledge and belief, the asset portfolios of our defined benefit pension plans do not contain our capital stock. Apart from the partial annuitization of the Canadian plans as previously mentioned, we do not issue insurance contracts to cover future annual benefits of defined benefit pension plan participants. Transactions between us and our defined benefit pension plans include the reimbursement of plan expenditures incurred by us on behalf of the plans. To the best of our knowledge and belief, the reimbursement of cost is permissible under current ERISA rules or local government law. The accumulated benefit obligation for all defined benefit pension plans was $695.3 million and $740.4 million as of June 30, 2023 and 2022, respectively.
Included in the above information are plans with accumulated benefit obligations exceeding the fair value of plan assets as of June 30 as follows:

(in thousands)	2023	2022
Projected benefit obligation	$123,065	$118,199
Accumulated benefit obligation	122,395	117,614
Fair value of plan assets	6,739	6,718
The components of net periodic pension income include the following as of June 30:

(in thousands)	2023	2022	2021
Service cost	$963	$1,117	$1,685
Interest cost	32,235	22,532	23,188
Expected return on plans' assets	(40,124)	(51,928)	(53,653)
Amortization of transition obligation	84	94	94
Amortization of prior service cost	5	13	34
Curtailment	(1)	(2)	(7)
Settlement	18	205	3,190
Recognition of actuarial losses	4,440	11,702	13,606
Other adjustments	431	277	(473)
Net periodic pension income	$(1,950)	$(15,990)	$(12,336)
As of June 30, 2023, the projected benefit payments, including future service accruals for these plans for 2024 through 2028, are $55.5 million, $55.6 million, $55.1 million, $55.1 million and $54.2 million, respectively, and $258.2 million in 2029 through 2033.
The amounts of accumulated other comprehensive loss expected to be recognized in net periodic pension cost during 2024 related to net actuarial losses are $5.7 million. The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost during 2024 related to transition obligations and prior service cost is $0.1 million.
We expect to contribute approximately $9.3 million to our pension plans in 2024, which is primarily for international plans.

Other Postretirement Benefit Plans
The funded status of our other postretirement benefit plans and the related amounts recognized in the consolidated balance sheets were as follows:

(in thousands)	2023	2022
Change in benefit obligation:
Benefit obligation, beginning of year	$9,113	$11,383
Interest cost	417	288
Actuarial losses	(442)	(1,402)
Benefits paid	(1,067)	(1,224)
Other	(130)	68
Benefit obligation, end of year	$7,891	$9,113
Funded status of plan	$(7,891)	$(9,113)
Amounts recognized in the balance sheets consist of:
Short-term accrued benefit obligation	$(1,091)	$(1,189)
Accrued postretirement benefits	(6,800)	(7,924)
Net amount recognized	$(7,891)	$(9,113)
The pre-tax amounts related to our other postretirement benefit plans which were recognized in accumulated other comprehensive loss were as follows at June 30:

(in thousands)	2023	2022
Unrecognized net actuarial losses	$2,023	$2,657
Unrecognized net prior service credits	(1,378)	(1,649)
Total	$645	$1,008
The components of net periodic other postretirement benefit cost include the following for the years ended June 30:

(in thousands)	2023	2022	2021
Interest cost	$417	$288	$307
Amortization of prior service credit	(271)	(276)	(276)
Recognition of actuarial loss	192	297	307
Net periodic other postretirement benefit cost	$338	$309	$338
As of June 30, 2023, the projected benefit payments, including future service accruals for our other postretirement benefit plans for 2024 through 2028, are $1.1 million, $1.0 million, $0.9 million, $0.9 million and $0.8 million, respectively, and $3.1 million in 2029 through 2033.
The amounts of accumulated other comprehensive loss expected to be recognized in net periodic pension cost during 2024 related to net actuarial losses and related to prior service credit are costs of $0.1 million and income of $0.3 million, respectively.
We expect to contribute $1.1 million to our other postretirement benefit plans in 2024.
The service cost component of net periodic pension income of $1.0 million, $1.1 million and $1.7 million for 2023, 2022 and 2021, respectively, was reported as a component of cost of goods sold and operating expense. The other components of net periodic pension income and net periodic other postretirement benefit cost totaling a net benefit of $2.6 million, $16.8 million and $13.7 million for 2023, 2022 and 2021, respectively, were presented as a component of other expense (income), net.

Assumptions
The significant actuarial assumptions used to determine the present value of net benefit obligations for our defined benefit pension plans and other postretirement benefit plans were as follows:

	2023	2022	2021
Discount Rate:
U.S. plans	5.6-6.3%	4.3-5.0%	1.2-3.0%
International plans	1.8-5.4%	2.0-5.0%	0.3-3.2%
Rates of future salary increases:
U.S. plans (Executive Retirement Plan only)	4.0%	4.0%	4.0%
International plans	1.8%	1.5%	1.5%
The significant assumptions used to determine the net periodic income for our pension and other postretirement benefit plans were as follows:

	2023	2022	2021
Discount Rate:
U.S. plans	4.3-5.0%	1.2-3.0%	1.6-2.9%
International plans	1.8-5.0%	0.3-3.2%	0.2-2.4%
Rates of future salary increases:
U.S. plans (Executive Retirement Plan only)	4.0%	4.0%	4.0%
International plans	1.5%	1.5%	1.5%
Rate of return on plans assets:
U.S. plans	5.2%	6.5%	6.8%
International plans	2.0-5.0%	0.3-5.0%	0.2-5.3%
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
The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for our postretirement benefit plans was as follows:

	2023	2022	2021
Health care costs trend rate assumed for next year	7.0%	6.3%	6.5%
Rate to which the cost trend rate gradually declines	5.0%	5.0%	5.0%
Year that the rate reaches the rate at which it is assumed to remain	2031	2027	2027
A change of one percentage point in the assumed health care cost trend rates would have an immaterial effect on both the total service and interest cost components of our other postretirement cost and other postretirement benefit obligation at June 30, 2023.
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
Our defined benefit pension plans’ asset allocations as of June 30, 2023 and 2022 and target allocations for 2024, by asset class, were as follows:

	2023	2022	Target %
Equity	16%	14%	13%
Fixed Income	80%	82%	78%
Other	4%	4%	9%
The following sections describe the valuation methodologies used to measure the fair value of the defined benefit pension plan assets, including an indication of the level in the fair value hierarchy in which each type of asset is generally classified (see Note 5 for the definition of fair value and a description of the fair value hierarchy).
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
The fair value methods described may not be reflective of future fair values. Additionally, while the Company believes the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in different fair value measurement at the reporting date.
The following table presents the fair value of the benefit plans' assets by asset category as of June 30, 2023:

(in thousands)	Level 1	Level 2	Level 3	NAV(3)	Total
Common / collective trusts (3):
Blend funds	$—	$—	$—	$50,612	$50,612
Mutual funds	—	—	—	27,800	27,800
Corporate fixed income securities	—	356,263	—	—	356,263
Common stock	14,438	—	—	—	14,438
Government securities:
U.S. government securities	—	105,624	—	—	105,624
Foreign government securities	—	28,050	—	—	28,050
Other fixed income securities	—	55,404	—	—	55,404
Other	717	11,272	—	—	11,989
Total investments	$15,155	$556,613	$—	$78,412	$650,180

The following table presents the fair value of the benefit plans' assets by asset category as of June 30, 2022:

(in thousands)	Level 1	Level 2	Level 3	NAV(3)	Total
Common / collective trusts (3):
Blend funds	$—	$—	$—	$48,973	$48,973
Mutual funds	—	—	—	24,528	24,528
Corporate fixed income securities	—	379,324	—	—	379,324
Common stock	25,704	—	—	—	25,704
Government securities:
U.S. government securities	—	130,064	—	—	130,064
Foreign government securities	—	40,729	—	—	40,729
Other fixed income securities	—	20,248	—	—	20,248
Other	747	25,648	—	—	26,395
Total investments	$26,451	$596,013	$—	$73,501	$695,965
(3) Investments in common / collective trusts invest primarily in publicly traded securities and are valued using net asset value (NAV) of units of a bank collective trust. Therefore, these amounts have not been classified in the fair value hierarchy and are presented in the tables to reconcile the fair value hierarchy to the total fair value of plan assets.
Defined Contribution Plans
We sponsor several defined contribution retirement plans. Costs for defined contribution plans were $15.8 million, $14.2 million and $13.3 million in 2023, 2022 and 2021, respectively.
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

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of and changes in accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the year ended June 30, 2023 (in thousands):

Attributable to Kennametal:	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2022	$(208,406)	$(210,048)	$4,503	$(413,951)
Other comprehensive (loss) income before reclassifications	(10,402)	7,407	—	(2,995)
Amounts reclassified from AOCL	3,373	—	(770)	2,603
Net other comprehensive (loss) income	(7,029)	7,407	(770)	(392)
AOCL, June 30, 2023	$(215,435)	$(202,641)	$3,733	$(414,343)

Attributable to noncontrolling interests:
Balance, June 30, 2022	$—	$(7,547)	$—	$(7,547)
Other comprehensive loss before reclassifications	—	(592)	—	(592)
Net other comprehensive loss	—	(592)	—	(592)
AOCL, June 30, 2023	$—	$(8,139)	$—	$(8,139)

The components of and changes in AOCL were as follows, net of tax, for the year ended June 30, 2022 (in thousands):

Attributable to Kennametal:	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2021	$(213,172)	$(122,428)	$5,273	$(330,327)
Other comprehensive loss before reclassifications	(4,163)	(87,620)	—	(91,783)
Amounts reclassified from AOCL	8,929	—	(770)	8,159
Net other comprehensive income (loss)	4,766	(87,620)	(770)	(83,624)
AOCL, June 30, 2022	$(208,406)	$(210,048)	$4,503	$(413,951)

Attributable to noncontrolling interests:
Balance, June 30, 2021	$—	$(3,982)	$—	$(3,982)
Other comprehensive loss before reclassifications	—	(3,565)	—	(3,565)
Net other comprehensive loss	—	(3,565)	—	(3,565)
AOCL, June 30, 2022	$—	$(7,547)	$—	$(7,547)
The components of and changes in AOCL were as follows, net of tax, for the year ended June 30, 2021 (in thousands):

Attributable to Kennametal:	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2020	$(232,634)	$(181,027)	$(3,581)	$(417,242)
Other comprehensive income before reclassifications	9,107	58,599	9,255	76,961
Amounts reclassified from AOCL	10,355	—	(401)	9,954
Net other comprehensive income	19,462	58,599	8,854	86,915
AOCL, June 30, 2021	$(213,172)	$(122,428)	$5,273	$(330,327)

Attributable to noncontrolling interests:
Balance, June 30, 2020	$—	$(5,909)	$—	$(5,909)
Other comprehensive income before reclassifications	—	1,927	—	1,927
Net other comprehensive income	—	1,927	—	1,927
AOCL, June 30, 2021	$—	$(3,982)	$—	$(3,982)

Reclassifications out of AOCL for the years ended June 30, 2023, 2022 and 2021 consisted of the following:

	Year Ended June 30,
Details about AOCL components (in thousands)	2023	2022	2021	Affected line item in the Income Statement
(Gains) and losses on cash flow hedges:
Forward starting interest rate swaps	$(1,020)	$(1,020)	$4,082	Interest expense
Currency exchange contracts	—	—	(24)	Other expense (income), net
Total before tax	(1,020)	(1,020)	4,058
Tax impact	250	250	(4,459)	Provision for income taxes
Net of tax	$(770)	$(770)	$(401)

Pension and other postretirement benefits:
Amortization of transition obligations	$84	$94	$94	Other expense (income), net
Amortization of prior service credit	(266)	(263)	(242)	Other expense (income), net
Recognition of actuarial losses	4,632	11,999	13,913	Other expense (income), net
Total before tax	4,450	11,830	13,765
Tax impact	(1,077)	(2,901)	(3,410)	Provision for income taxes
Net of tax	$3,373	$8,929	$10,355

The amount of income tax allocated to each component of other comprehensive loss for the year ended June 30, 2023:

(in thousands)	Pre-tax	Tax impact	Net of tax
Reclassification of unrealized gain on expired derivatives designated and qualified as cash flow hedges	$(1,020)	$250	$(770)
Unrecognized net pension and other postretirement benefit plans loss	(13,972)	3,570	(10,402)
Reclassification of net pension and other postretirement benefit plans loss	4,450	(1,077)	3,373
Foreign currency translation adjustments	6,959	(144)	6,815
Other comprehensive loss	$(3,583)	$2,599	$(984)
The amount of income tax allocated to each component of other comprehensive loss for the year ended June 30, 2022:

(in thousands)	Pre-tax	Tax impact	Net of tax
Reclassification of unrealized gain on expired derivatives designated and qualified as cash flow hedges	(1,020)	250	(770)
Unrecognized net pension and other postretirement benefit plans loss	(3,894)	(269)	(4,163)
Reclassification of net pension and other postretirement benefit plans loss	11,830	(2,901)	8,929
Foreign currency translation adjustments	(91,012)	(173)	(91,185)
Other comprehensive loss	$(84,096)	$(3,093)	$(87,189)
The amount of income tax allocated to each component of other comprehensive income for the year ended June 30, 2021:

(in thousands)	Pre-tax	Tax impact	Net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	$12,264	$(3,009)	$9,255
Reclassification of unrealized gain on expired derivatives designated and qualified as cash flow hedges	4,058	(4,459)	(401)
Unrecognized net pension and other postretirement benefit plans gain	11,901	(2,794)	9,107
Reclassification of net pension and other postretirement benefit plans loss	13,765	(3,410)	10,355
Foreign currency translation adjustments	61,038	(510)	60,528
Other comprehensive income	$103,026	$(14,182)	$88,844

NOTE 16 — RESTRUCTURING AND OTHER CHARGES, NET
In the June quarter of fiscal 2023, we announced an initiative to streamline our cost structure while continuing to invest in our high-return commercial and operational excellence initiatives. Total restructuring and related charges for this program of $7.4 million, compared to a target of approximately $20 million, were recorded through June 30, 2023, consisting of $6.0 million in Metal Cutting and $1.4 million in Infrastructure. The majority of the remaining charges are expected to be recognized in fiscal 2024.
FY21 Restructuring Actions
In the September quarter of fiscal 2020, we announced the initiation of restructuring actions in Germany associated with our simplification/modernization initiative to reduce structural costs. Subsequently, we agreed with local employee representatives to downsize our Essen, Germany operations instead of the previously proposed closure. During the June quarter of fiscal 2020, we also announced the acceleration of our other structural cost reduction plans.
Total restructuring and related charges since inception of $86.4 million, compared to a target of approximately $85 million, were recorded for this program through June 30, 2022, consisting of: $78.1 million in Metal Cutting and $8.3 million in Infrastructure. The FY21 Restructuring Actions are considered complete.
Annual Restructuring Charges
During 2023, we recorded restructuring and related charges of $6.6 million, which consisted of $5.3 million in Metal Cutting and $1.3 million in Infrastructure. These amounts are inclusive of a reversal of restructuring charges of $0.8 million related to prior actions. Also included in restructuring and other charges, net during 2023 is a net benefit of $2.5 million primarily due to the sale of properties.
During 2022, we recorded restructuring and related charges of $4.2 million, which consisted of $3.6 million in Metal Cutting and $0.6 million in Infrastructure. Of this amount, a net benefit from the reversal of restructuring charges totaled $1.2 million and restructuring-related charges of $5.5 million were included in cost of goods sold.
During 2021, we recorded restructuring and related charges of $40.4 million which consisted of $35.6 million in Metal Cutting and $4.8 million in Infrastructure. Of this amount, restructuring charges totaled $29.6 million, of which $0.5 million was related to inventory and was recorded in cost of goods sold. Restructuring-related charges of $10.8 million were included in cost of goods sold.
As of June 30, 2023, $9.4 million of the restructuring accrual is recorded in other current liabilities and $0.5 million is recorded in other liabilities in our consolidated balance sheet. As of June 30, 2022, $6.0 million of the restructuring accrual is recorded in other current liabilities and $1.9 million is recorded in other liabilities in our consolidated balance sheet. The amounts are as follows:

(in thousands)	June 30, 2022	Expense	Asset Write-Down	Translation	Cash Expenditures	June 30, 2023
Severance	$7,919	$6,605	$—	$29	$(4,668)	$9,885
Total	7,919	6,605	—	29	(4,668)	9,885

(in thousands)	June 30, 2021	(Reversal) expense, net	Asset Write-Down	Translation	Cash Expenditures	June 30, 2022
Severance	$29,723	$(4,628)	$—	$(1,772)	$(15,404)	$7,919
Facilities	—	3,385	(3,385)	—	—	—
Total	29,723	(1,243)	(3,385)	(1,772)	(15,404)	7,919

NOTE 17 — FINANCIAL INSTRUMENTS
The methods used to estimate the fair value of our financial instruments are as follows:
Cash and Cash Equivalents, Revolving and Other Lines of Credit and Notes Payable The carrying amounts approximate their fair value because of the short maturity of the instruments.
Long-Term Debt, Including Current Maturities Fixed rate debt had a fair market value of $527.4 million and $536.1 million at June 30, 2023 and 2022, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of June 30, 2023 and 2022, respectively.

Interest Rate Swap Contracts During 2021, upon issuance of the Senior Unsecured Notes due 2031 (see Note 11 for more information) we settled the forward starting interest rate swap contracts used to hedge a portion of the interest rate risk related to the refinancing. The notional amount of the forward starting interest rate swap contracts at June 30, 2020 was $200.0 million. There were no interest rate swap contracts outstanding at June 30, 2023 or 2022.
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
We are exposed to counterparty credit risk for nonperformance of derivatives and, in the unlikely event of nonperformance, to market risk for changes in interest and currency exchange rates, as well as settlement risk. We manage exposure to counterparty credit risk through credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. We do not anticipate nonperformance by any of the counterparties. As of June 30, 2023 and 2022, we had no significant concentrations of credit risk.

NOTE 18 — STOCK-BASED COMPENSATION
Stock Options
Changes in our stock options for 2023 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2022	271,843	$37.45
Exercised	—	—
Lapsed and forfeited	(54,229)	38.10
Options outstanding, June 30, 2023	217,614	$37.29	1.4	$105
Options vested and expected to vest, June 30, 2023	217,614	$37.29	1.4	$105
Options exercisable, June 30, 2023	217,614	$37.29	1.4	$105
As of June 30, 2023 and 2022, there was no unrecognized compensation cost related to options outstanding. All options were fully vested as of June 30, 2023 and 2022.
Tax benefits relating to excess stock-based compensation deductions are presented in the consolidated statements of cash flows as operating cash inflows. Tax benefits resulting from stock-based compensation deductions were greater than the amounts reported for financial reporting purposes by $0.8 million and $0.7 million in 2023 and 2021, respectively, and less than the amounts reported for financial reporting purposes by $0.2 million in 2022.
The amount of cash received from the exercise of capital stock options during 2023, 2022 and 2021 was zero, $0.2 million and $6.6 million, respectively. The related tax benefit was zero in 2023 and 2022, respectively, and $0.6 million in 2021. The total intrinsic value of options exercised in 2023, 2022 and 2021 was zero, $0.1 million and $2.4 million, respectively.
Restricted Stock Units – Time Vesting and Performance Vesting
Performance vesting restricted stock units are earned based on both annual and three-year performance targets. The performance vesting restricted stock units are subject to a service condition that requires the individual to be employed by the Company at the payment date after a three-year period, with the exception of retirement eligible grantees, who upon retirement are entitled to receive payment for any units that have been earned, including a prorated portion in the partially completed fiscal year in which the retirement occurs. Time vesting stock units are valued at the market value of the stock on the grant date. Performance vesting stock units with a market condition are valued using a Monte Carlo model.

Changes in our performance vesting and time vesting restricted stock units for 2023 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2022	350,955	$33.44	1,213,896	$33.53
Granted	189,469	27.27	738,089	26.92
Vested	—	—	(642,119)	32.62
Performance metric adjustments, net	(52,111)	27.58	—	—
Forfeited	(4,832)	30.49	(102,424)	29.89
Unvested, June 30, 2023	483,481	$31.68	1,207,442	$30.26
During 2023, 2022 and 2021, compensation expense related to performance vesting and time vesting restricted stock units was $23.3 million, $20.1 million and $23.9 million, respectively. Performance vesting stock units were adjusted by 52,111 units during 2023 related to the fiscal 2022 performance year. As of June 30, 2023, the total unrecognized compensation cost related to unvested performance vesting and time vesting restricted stock units was $24.6 million and is expected to be recognized over a weighted average period of 1.7 years.

NOTE 19— ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain sites associated with our current or former operations.
We establish and maintain accruals for estimated liabilities associated with certain environmental matters. At June 30, 2023 the balance of such accruals was $12.0 million, of which $1.7 million was current. At June 30, 2022, the balance was $12.5 million, of which $7.9 million was current, respectively. The decrease in the current balance reflects adjustments in estimated completion timelines based on currently available information, while the composition of such accruals remains largely unchanged. These accruals are generally not discounted.
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

NOTE 20 — COMMITMENTS AND CONTINGENCIES
Legal Matters Various lawsuits arising during the normal course of business are pending against us. In our opinion, the ultimate liability, if any, resulting from these matters will have no significant effect on our consolidated financial position or results of operations. During 2023, we recorded a litigation settlement of $3 million related to legacy operations within other expense (income), net.
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
Related Party Transactions Sales to affiliated companies were immaterial in 2023, 2022 and 2021. We do not have any other related party transactions that affect our operations, results of operations, cash flows or financial condition.

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
Sales to a single customer did not aggregate to five percent or more of total sales in 2023, 2022 and 2021.
METAL CUTTING The Metal Cutting segment develops and manufactures high performance tooling and metal cutting products and services and offers an assortment of standard and custom metal cutting solutions to diverse end markets, including aerospace and defense, general engineering, energy and transportation. The products include milling, hole making, turning, threading and toolmaking systems used in the manufacture of airframes, aero engines, trucks and automobiles, ships and various types of industrial equipment. We leverage advanced manufacturing capabilities in combination with varying levels of customization to solve our customers’ toughest challenges and deliver improved productivity for a wide range of applications. Metal Cutting markets its products under the Kennametal®, WIDIA®, WIDIA Hanita® and WIDIA GTD® brands through its direct sales force, a network of independent and national distributors, integrated supplier channels and via the Internet. Application engineers and technicians are critical to the sales process and directly assist our customers with specified product design, selection, application and support.
INFRASTRUCTURE Our Infrastructure segment produces engineered tungsten carbide and ceramic components, earth-cutting tools, and advanced metallurgical powders, primarily for the aerospace and defense, energy, earthworks and general engineering end markets. These wear-resistant products include compacts, nozzles, frac seats and custom components used in oil and gas and petrochemical industries; rod blanks and abrasive water jet nozzles for general industries; earth cutting tools and systems used in underground mining, trenching and foundation drilling and road milling; tungsten carbide powders for the oil and gas, aerospace and process industries; high temperature critical wear components, tungsten penetrators and armor solutions for aerospace and defense; and ceramics used by the packaging industry for metallization of films and papers. We combine deep metallurgical and engineering expertise with advanced manufacturing capabilities, such as 3D printing, to deliver solutions that drive improved productivity for our customers. Infrastructure markets its products primarily under the Kennametal® brand and sells through a direct sales force as well as through distributors.

Segment data is summarized as follows:

(in thousands)	2023	2022	2021
Sales:
Metal Cutting	$1,269,765	$1,227,273	$1,150,746
Infrastructure	808,419	785,183	690,695
Total sales	$2,078,184	$2,012,456	$1,841,441

Operating income:
Metal Cutting	$135,763	$121,386	$45,855
Infrastructure	59,757	98,871	59,461
Corporate	(3,103)	(2,117)	(3,148)
Total operating income	$192,417	$218,140	$102,168

Interest expense	$28,496	$25,914	$46,375
Other expense (income), net	4,300	(14,507)	(8,867)
Income before income taxes	$159,621	$206,733	$64,660

Depreciation and amortization:
Metal Cutting	$90,880	$87,986	$81,796
Infrastructure	43,144	43,691	44,661
Corporate	1	1	31
Total depreciation and amortization	$134,025	$131,678	$126,488

Segment assets(4):
Metal Cutting	$1,460,757	$1,469,835	$1,532,177
Infrastructure	734,944	768,226	698,766
Corporate	351,533	335,463	434,818
Total assets	$2,547,234	$2,573,524	$2,665,761

Capital expenditures:
Metal Cutting	$58,384	$64,055	$103,812
Infrastructure	36,001	32,869	23,490
Total capital expenditures	$94,385	$96,924	$127,302
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

Geographic information for sales, based on country where the sale originated, and long-lived assets is as follows:

(in thousands)	2023	2022	2021
Sales:
United States	$848,713	$797,768	$692,106
Germany	270,936	262,764	260,792
China	220,193	234,997	242,815
India	112,819	108,695	94,966
Canada	103,323	94,956	79,891
Italy	68,249	67,930	59,955
France	51,178	47,218	45,356
South Africa	42,775	42,402	36,079
Mexico	42,367	35,099	29,629
Brazil	32,946	26,147	21,292
Spain	31,064	29,756	30,577
United Kingdom	29,943	30,686	28,464
Other(5)	223,678	234,038	219,519
Total sales	$2,078,184	$2,012,456	$1,841,441

Total long-lived assets:
United States	$552,770	$585,003	$611,724
Germany	204,551	195,325	218,250
China	81,731	92,315	97,404
India	44,748	45,146	19,144
Israel	24,662	26,864	44,504
Canada	18,934	18,478	21,790
Other (5)	41,672	38,910	42,319
Total long-lived assets(6)	$969,068	$1,002,041	$1,055,135
(5) Other does not contain any country that individually exceeds 2 percent of total sales or total long-lived assets, respectively.
(6) Total long-lived assets as of June 30, 2023, 2022 and 2021 include property, plant, and equipment, net.
The following table presents Kennametal's revenue disaggregated by segment by geography:

	Metal Cutting			Infrastructure			Total Kennametal
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Americas	44%	41%	38%	60%	59%	57%	50%	48%	45%
EMEA	36	37	39	18	18	19	29	30	31
Asia Pacific	20	22	23	22	23	24	21	22	24
To better align with the Company's strategic goals and initiatives, certain of the end markets that are reported externally and used to analyze sales performance have been redefined. The changes include 1.) defense sales were moved from general engineering and are now combined with aerospace sales for a new "aerospace and defense" end market, 2.) certain Metal Cutting sales have been reclassified from general engineering to the aerospace and defense end market, and 3.) Infrastructure's ceramics sales have been reclassified from energy to the general engineering end market. All periods presented have been retrospectively restated to align with the new end markets.

The following table presents Kennametal's revenue disaggregated by segment by end market:

	Metal Cutting			Infrastructure			Total Kennametal
	2023	2022	2021	2023	2022	2021	2023	2022	2021
General Engineering	55%	55%	53%	34%	34%	34%	47%	47%	46%
Transportation	27	27	30	—	—	—	16	17	19
Aerospace & Defense	11	10	9	6	7	9	9	9	9
Energy	7	8	8	24	22	18	14	13	12
Earthworks	—	—	—	36	37	39	14	14	14

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023. The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance at June 30, 2023 that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
(b)Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting is included in Item 8 of this Annual Report and incorporated herein by reference.
(c)Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of Kennametal’s internal control over financial reporting as of June 30, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this Annual Report, which is incorporated herein by reference.
(d)Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
In the quarter ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information regarding the executive officers of Kennametal Inc. is as follows: Name, Age, Position, and Experience during the Past Five Years (1).
Christopher Rossi, 59
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
Judith L. Bacchus, 61
Vice President and Chief Administrative Officer
Vice President and Chief Administrative Officer since May 2019; Vice President and Chief Human Resources and Corporate Relations Officer since December 2015; Vice President and Chief Human Resources Officer from June 2011 to November 2015.
Franklin Cardenas, 55
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
Sanjay Chowbey, 55
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
Michelle R. Keating, 47
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
Carlonda R. Reilly, 55
Vice President and Chief Technology Officer
Vice President and Chief Technology Officer since September 2018; Formerly, Global Technology Director in Transportation and Advanced Polymers business at DuPont (chemical company) from January 2016 to September 2018 and Global Technology Director in Building Innovations at DuPont from 2013 to January 2016.
Patrick S. Watson, 50
Vice President Finance and Chief Financial Officer
Vice President Finance and Chief Financial Officer since June 2022; Formerly, Vice President Finance and Corporate Controller, Kennametal Inc. from March 2017 to June 2022; Vice President Finance - Industrial Business from March 2014 to February 2017; Director Finance, Kennametal EMEA from August 2011 to August 2014.
John W. Witt, 44
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
Incorporated herein by reference is the information to be provided under the captions “Proposal I. Election of Directors” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 30, 2023 (2023 Proxy Statement). Also incorporated herein by reference is the information to be set forth under the caption “Ethics and Corporate Governance-Code of Conduct” and "Ethics and Corporate Governance-Corporate Governance" in the 2023 Proxy Statement.
The Company has a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The members of the Audit Committee are: William M. Lambert (Chair); Sagar A. Patel; Paul Sternlieb and Steven H. Wunning. Incorporated herein by reference is the information provided under the caption “Board of Directors and Board Committees-Committee Functions-Audit Committee” in the 2023 Proxy Statement.

ITEM 11 — EXECUTIVE COMPENSATION
Incorporated herein by reference from our 2023 Proxy Statement is the information to be set forth under the captions “Executive Compensation, Compensation Discussion and Analysis,” "Compensation Committee Report," "Analysis of Risk Inherent in our Compensation Policies and Practices," "Executive Compensation Tables," "2023 Nonqualified Deferred Compensation," "Retirement Programs" and "Potential Payments Upon Termination or Change in Control." Also incorporated herein by reference from our 2023 Proxy Statement is the information to be set forth under the captions “Board of Directors Compensation and Benefits” and “Board of Directors and Board Committees - Committee Functions - Compensation Committee Interlocks and Insider Participation."

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference from our 2023 Proxy Statement are: (i) the information to be set forth under the caption “Equity Compensation Plans,” (ii) the information to be set forth under the caption “Ownership of Capital Stock by Directors, Nominees and Executive Officers” with respect to the directors’ and officers’ shareholdings; and (iii) the information to be set forth under the caption “Principal Holders of Voting Securities” with respect to other beneficial owners.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference is the information to be set forth under the captions “Ethics and Corporate Governance-Corporate Governance-Board of Director Review and Approval of Related Person Transactions,” “Executive Compensation,” “Executive Compensation Tables” and “Ethics and Corporate Governance-Corporate Governance-Board Composition and Independence” in the 2023 Proxy Statement.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference is the information with respect to pre-approval policies set forth under the caption “Proposal II. Ratification of PricewaterhouseCoopers LLP (PCAOB ID 238) as our Independent Registered Public Accounting Firm for the Fiscal Year ending June 30, 2024-Audit Committee Pre-Approval Policy” and the information with respect to principal accountant fees and services set forth under “Proposal II. Ratification of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the Fiscal Year ending June 30, 2024-Fees and Services” to be set forth in the 2023 Proxy Statement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENNAMETAL INC.
Date: August 9, 2023	By:	/s/ John W. Witt
John W. Witt
Vice President Finance and Corporate Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CHRISTOPHER ROSSI Christopher Rossi	President and Chief Executive Officer	August 9, 2023

/s/ PATRICK S. WATSON Patrick S. Watson	Vice President and Chief Financial Officer	August 9, 2023

/s/ JOHN W. WITT John W. Witt	Vice President Finance and Corporate Controller	August 9, 2023

/s/ LAWRENCE W. STRANGHOENER Lawrence W. Stranghoener	Chairman of the Board	August 9, 2023

/s/ JOSEPH ALVARADO Joseph Alvarado	Director	August 9, 2023

/s/ CINDY L. DAVIS Cindy L. Davis	Director	August 9, 2023

/s/ WILLIAM J. HARVEY William J. Harvey	Director	August 9, 2023

/s/ WILLIAM M. LAMBERT William M. Lambert	Director	August 9, 2023

/s/ LORRAINE M. MARTIN Lorraine M. Martin	Director	August 9, 2023

/s/ SAGAR A. PATEL Sagar A. Patel	Director	August 9, 2023

/s/ PAUL STERNLIEB Paul Sternlieb	Director	August 9, 2023

/s/ STEVEN H. WUNNING Steven H. Wunning	Director	August 9, 2023

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

FINANCIAL STATEMENT SCHEDULE	Page	78
Schedule II—Valuation and Qualifying Accounts for the Years Ended June 30, 2023, 2022 and 2021
3. Exhibits

3	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation of Kennametal Inc., as amended and restated through October 28, 2014	Exhibit 3.(i) of the Form 8-K filed October 30, 2014 (File No. 001-05318) is incorporated herein by reference.
3.2	By-Laws of Kennametal Inc., as amended and restated through July 26, 2016	Exhibit 10.1 of the Form 8-K filed July 28, 2016 (File No. 001-05318) is incorporated herein by reference.

4	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Indenture, dated as of June 19, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee	Exhibit 4.1 of the Form 8-K filed June 20, 2002 (File No. 001-05318) is incorporated herein by reference.
4.2	First Supplemental Indenture, dated as of June 19, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee	Exhibit 4.2 of the Form 8-K filed June 20, 2002 (File No. 001-05318) is incorporated herein by reference.
4.3	Indenture dated February 14, 2012 between Kennametal Inc. and U.S. Bank National Association	Exhibit 4.1 of the Form 8-K filed February 14, 2012 (File No. 001-05318) is incorporated herein by reference.
4.4	First Supplemental Indenture dated February 14, 2012 between Kennametal Inc. and U.S. Bank National Association (including Form of 3.875% Note due 2022)	Exhibit 4.2 of the Form 8-K filed February 14, 2012 (File No. 001-05318) is incorporated herein by reference.
4.5	Second Supplemental Indenture dated November 7, 2012 between Kennametal Inc. and U.S. Bank National Association (including Form of 2.650% Note due 2019)	Exhibit 4.4 of the Form 8-K filed November 7, 2012 (File No. 001-05318) is incorporated herein by reference.
4.6	Third Supplemental Indenture dated June 7, 2018 between Kennametal Inc. and U.S. Bank National Association (including Form of 4.625% Note due June 15, 2028).	Exhibit 4.1 of the Form 8-K filed June 7, 2018 (File No. 001-05318) is incorporated herein by reference.
4.7	Fourth Supplemental Indenture dated February 23, 2021 between Kennametal Inc. and U.S. Bank National Association	Exhibit 4.1 of the Form 8-K filed February 23, 2021 (File No. 001-05318) is incorporated herein by reference.
4.8	Form of 2.800% Senior Note due March 1, 2031 (form included in Fourth Supplemental Indenture)	Exhibit 4.1 of the Form 8-K filed February 23, 2021 (File No. 001-05318) is incorporated herein by reference.
4.9	Description of Registrant's Securities	Filed herewith.

10	Material Contracts
10.1*	Deferred Fee Plan for Outside Directors, as amended and restated effective December 30, 2008	Exhibit 10.1 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.2*	Directors Stock Incentive Plan, as amended and restated effective December 30, 2008	Exhibit 10.2 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.3*	Performance Bonus Stock Plan of 1995, as amended and restated effective December 30, 2008	Exhibit 10.3 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.4*	Kennametal Inc. Stock and Incentive Plan of 2002 (as amended on October 21, 2008)	Appendix A to the 2008 Proxy Statement filed September 8, 2008 (File No. 001-05318) is incorporated herein by reference.
10.5*	Form of Indemnification Agreement for Named Executive Officers	Exhibit 10.2 of the Form 8-K filed March 22, 2005 (File No. 001-05318) is incorporated herein by reference.
10.6*	Schedule of Named Executive Officers who have entered into the Form of Indemnification Agreement as set forth in Exhibit 10.5	Filed herewith.
10.7*	Kennametal Inc. Executive Retirement Plan (for Designated Officers) (as amended effective December 30, 2008)	Exhibit 10.8 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.8*	Amendment No. 1 to Kennametal Inc. Executive Retirement Plan (dated January 27, 2015)	Exhibit 10.2 to the Form 8-K dated February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
10.9*	Amendment No. 2 to Kennametal Inc. Executive Retirement Plan (dated June 18, 2015)	Exhibit 10.1 of the Form 8-K filed June 23, 2015 (File No. 001-05318) is incorporated herein by reference.
10.10*	Kennametal Inc. Supplemental Executive Retirement Plan (as amended effective December 30, 2008)	Exhibit 10.9 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.11*	Amendment No. 1 to the Kennametal Inc. Supplemental Executive Retirement Plan (as amended effective December 30, 2008) (dated June 18, 2015)	Exhibit 10.2 of the Form 8-K filed June 23, 2015 (File No. 001-05318) is incorporated herein by reference.

10.12*	Description of Compensation Payable to Non-Employee Directors	Exhibit 10.12 of the Form 10-K filed August 10, 2018 (File No. 001-05318) is incorporated herein by reference.
10.13*	Form of Kennametal Inc. Nonstatutory Stock Option Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.5 of Form 10-Q filed February 8, 2011 (File No. 001-05318) is incorporated herein by reference.
10.14*	Form of Kennametal Inc. Nonstatutory Stock Option Award for Non-Employee Directors (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.6 of Form 10-Q filed February 8, 2011 (File No. 001-05318) is incorporated herein by reference
10.15*	Form of Officer’s Employment Agreement with certain Named Executive Officers	Exhibit 10.1 of Form 8-K filed May 13, 2011 (File No. 001-05318) is incorporated herein by reference.
10.16*	Schedule of Executive Officers who have entered into the Form of Officer's Employment Agreement as set forth in Exhibit 10.15	Exhibit 10.16 of the Form 10-K filed August 13, 2019 (File No. 001-05318) is incorporated herein by reference.
10.17*	Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013)	Appendix A of the 2013 Proxy Statement filed September 17, 2013 (File No. 001-05318) is incorporated herein by reference.
10.18*	Form of Kennametal Inc. Restricted Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.39 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.19*	Form of Kennametal Inc. Nonstatutory Stock Option Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.41 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.20*	Form of Kennametal Inc. Nonstatutory Stock Option Award for Non-Employee Directors (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.42 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.21*	Form of Kennametal Inc. Cash Settled Share-Based Award for China-based Employees (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.43 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.22*	Form of Kennametal Inc. Restricted Unit Award - Alternate Form (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.45 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.23*	Form of Kennametal Inc. Nonstatutory Stock Option Award - Alternate Form (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.46 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.24*	Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013)	Exhibit 10.1 to the Form 8-K dated February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
10.25*	Form of Kennametal Inc. Performance Unit Award (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.3 to the Form 8-K dated February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
10.26*	Form of Kennametal Inc. Restricted Unit Award (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.4 to the Form 8-K dated February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
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
Exhibit 10.1 of the Form 8-K filed June 15, 2022 (File No. 001-05318) is incorporated herein by reference.
10.58*	Form of Kennametal Inc. Restricted Unit Award (three-year cliff vest) (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.1 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.59*	Form of Kennametal Inc. Restricted Unit Award (two-year cliff vest) (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.2 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.60*	Form of Kennametal Inc. Cash-Settled Long-Term Incentive Award for China-based employees (two-year cliff vest) (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.3 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.61*	Form of Kennametal Inc. Restricted Unit Award for Non-Employee Directors (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.4 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.62*	Form of Kennametal Inc. Restricted Unit Award (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.5 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.63*	Form of Kennametal Inc. Cash-Settled Long-Term Incentive Award for China-based employees (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.6 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.64*	Form of Kennametal Inc. Performance Unit Award (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.65 to Form 10-K filed August 10, 2021 (File No. 001-05318) is incorporated by reference herein.
10.65*	Kennametal Inc. 2020 Stock and Incentive Plan	Appendix B of 2020 Proxy Statement filed September 15, 2020 (File No. 001-05318) is incorporated by reference herein.
10.66*	Form of Kennametal Inc. Cash-Settled Performance Unit Award for China-based employees (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Filed herewith.

21	Subsidiaries of the Registrant	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31	Certifications
31.1	Certification executed by Christopher Rossi, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.
31.2	Certification executed by Patrick S. Watson, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

32	Section 1350 Certifications
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
(2)Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Consolidated Statements of Income for the years ended June 30, 2023, 2022 and 2021, (ii) the Consolidated Statements of Comprehensive Income for the years ended June 30, 2023, 2022 and 2021, (iii) the Consolidated Balance Sheets at June 30, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2023, 2022 and 2021 and (v) Notes to Consolidated Financial Statements for the years ended June 30, 2023, 2022 and 2021.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands) For the year ended June 30	Balance at Beginning of Year	Charges to Costs and Expenses	Recoveries	Other Adjustments		Deductions from Reserves		Balance at End of Year
2023
Allowance for doubtful accounts	$9,422	$495	$(516)	$(122)	(1)	$(520)	(2)	$8,759
Deferred tax asset valuation allowance	14,385	—	(3,760)	(75)	(1)	(2,269)	(3)	8,281
2022
Allowance for doubtful accounts	$9,734	$1,242	$163	$(321)	(1)	$(1,396)	(2)	$9,422
Deferred tax asset valuation allowance	21,263	371	(4,459)	42	(1)	(2,832)	(3)	14,385
2021
Allowance for doubtful accounts	$9,430	$2,602	$635	$400	(1)	$(3,333)	(2)	$9,734
Deferred tax asset valuation allowance	16,654	4,115	—	494	(1)	—		21,263

(1)Represents foreign currency translation adjustment.
(2)Represents uncollected accounts charged against the allowance.
(3)Represents primarily changes in tax rates and forfeited net operating loss deduction.

ITEM 16 — FORM 10-K SUMMARY
None.